Form 10-Q
period 1996-06-30
MICROCHIP TECHNOLOGY INC
filed 1996-08-12
CIK 827054

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 1996.

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from________________to_______________.

                         Commission File Number:    0-21184
                                                 -------------



                        MICROCHIP TECHNOLOGY INCORPORATED
             (Exact Name of Registrant as Specified in Its Charter)

           Delaware                                          86-0629024
(State or Other Jurisdiction of                           (I.R.S. Employer
Incorporation or Organization)                           Identification No.)


                 2355 W. Chandler Blvd., Chandler, AZ 85224-6199

                                 (602) 786-7200
               (Address, Including Zip Code, and Telephone Number,
                      Including Area Code, of Registrant's
                          Principal Executive Offices)


The registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.

Yes   X      No
    -----       -----

The number of shares outstanding of the issuer's common stock, as of August 5, 1996:


                Common Stock, $.001 Par Value:     33,873,514        shares
                                              ----------------------
================================================================================

               MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                                      INDEX



                                                                          Page
                                                                          ----

PART I   FINANCIAL INFORMATION

         Item 1.  Financial Statements

              Condensed Consolidated Balance Sheets -
                  June 30, 1996 and March 31, 1996..........................3

              Condensed Consolidated Statements of Income -
                  Three Months Ended June 30, 1996 and June 30, 1995........4

              Condensed Consolidated Statements of Cash Flows -
                  Three Months Ended June 30, 1996 and June 30, 1995........5

              Notes to Condensed Consolidated Financial Statements..........6

         Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations................11


PART II  OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K.........................20


SIGNATURES ................................................................21

EXHIBITS

         11       Computation of Net Income Per Share......................23

               MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                      (in thousands except share amounts)

                                     ASSETS

                                                                                   June 30,     March 31,
                                                                                     1996         1996
                                                                                   ---------    ---------
                                                                                  (Unaudited)
Cash and cash equivalents                                                          $  22,573    $  31,059
Accounts receivable, net  (note 4)                                                    45,352       47,208
Inventories  (note 5)                                                                 59,803       56,127
Prepaid expenses                                                                       1,709        1,808
Deferred tax asset                                                                    19,118       19,121
Other current assets                                                                     802        1,108
                                                                                   ---------    ---------
   Total current assets                                                              149,357      156,431

Property, plant & equipment, net  (note 6)                                           211,946      197,383
Other assets                                                                           5,105        4,373
                                                                                   ---------    ---------

   Total assets                                                                    $ 366,408    $ 358,187
                                                                                   =========    =========


                      LIABILITIES AND STOCKHOLDERS' EQUITY


Lines of credit  (note 7)                                                          $   3,638    $      --
Accounts payable                                                                      45,403       47,165
Current maturities of long-term debt                                                   2,660        2,734
Current maturities of capital  lease obligations                                       2,939        2,943
Accrued liabilities                                                                   35,066       28,207
Deferred income on shipments to distributors                                          12,483       19,527
                                                                                   ---------    ---------
   Total current liabilities                                                         102,189      100,576

Long-term line of credit (note 7)                                                     25,462       21,000
Long-term debt, less current maturities                                                5,362        6,086
Capital lease obligations, less current maturities                                     5,420        6,164
Long-term pension accrual                                                                769          690
Deferred tax liability                                                                 4,038        4,039


Stockholders'  equity: (note 8)

Preferred stock, $.001 par value; authorized 5,000,000 shares;
  no shares issued or outstanding                                                         --           --
Common stock, $.001 par value; authorized 65,000,000 shares;
  issued  34,604,787 shares at June 30, 1996;                                             35           35
  34,387,448 shares at March 31, 1996
Additional paid-in capital                                                           121,687      120,737
Retained  earnings                                                                   105,379       98,693
Less shares of common stock held in treasury; 182,500 shares at cost                  (4,100)          --
Foreign currency translation adjustment                                                  167          167
                                                                                   ---------    ---------
   Net stockholders' equity                                                          223,168      219,632

   Total liabilities and stockholders' equity                                      $ 366,408    $ 358,187
                                                                                   =========    =========

     See accompanying notes to condensed consolidated financial statements

               MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                    (in thousands except per share amounts)

                                                  Three Months Ended June 30,
                                                 ----------------------------
                                                     1996                1995
                                                 --------            --------
                                                          (Unaudited)

Net sales                                        $ 74,161            $ 64,499
Cost of sales                                      37,525              31,004
                                                 --------            --------
   Gross profit                                    36,636              33,495


Operating expenses:
   Research and development                         6,920               6,285
   Selling, general and administrative             12,627              11,049
   Restructuring cost                               5,969                --
   Write-off of in-process technology               1,575                --
                                                 --------            --------
                                                   27,091              17,334

Operating income                                    9,545              16,161

Other income (expense):
   Interest income                                    414                 491
   Interest expense                                  (759)               (601)
   Other, net                                         (39)                 36
                                                 --------            --------

Income  before income  taxes                        9,161              16,087

Income taxes                                        2,475               4,584
                                                 --------            --------

Net income                                       $  6,686            $ 11,503
                                                 ========            ========


 Net income per common and
   common equivalent share                       $   0.18            $   0.32
                                                 ========            ========


Shares used in per share calculation               36,282              36,208
                                                 ========            ========
     See accompanying notes to condensed consolidated financial statements

               MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (in thousands)

                                                             Three Months Ended June 30,
                                                            ---------------------------
                                                                1996              1995
                                                            --------          --------
                                                                    (Unaudited)
Cash flows from operating activities:

Net income                                                  $  6,686          $ 11,503
Adjustments to reconcile net income to
net cash provided by operating
activities:
     Provision for doubtful accounts                             171                81
     Provision for inventory valuation                         2,761               457
     Provision for pension accrual                               305               269
     Provision for restructuring cost                          5,211              --
     Depreciation and amortization                             9,710             6,065
     Amortization of purchased technology                         75              --
     Deferred income taxes                                         2              (332)
     Compensation expense on stock options                        15                15
     (Increase)/decrease  in accounts receivable               1,685            (4,340)
     Increase in inventories                                  (6,437)           (2,508)
     Increase in accounts payable and accrued liabilities      2,369             7,693
     Change in other assets and liabilities                   (7,672)              811
                                                            --------          --------


Net cash provided by operating activities                     14,881            19,714
                                                            --------          --------


Cash flows from investing activities:

     Capital expenditures                                    (26,756)          (17,119)
     Purchases of  marketable securities                        --                 (91)
                                                            --------          --------

Net cash used in investing activities                        (26,756)          (17,210)
                                                            --------          --------

Cash flows from financing activities:

     Net proceeds from lines of credit                         8,100                 2
     Proceeds from issuance of long-term debt                   --               1,188
     Payments on long-term debt                                 (798)             (690)
     Payments on capital lease obligations                      (748)             (768)
     Repurchase of common stock                               (4,100)             --
     Proceeds from sale of stock and put options                 935             1,530
                                                            --------          --------

Net cash provided by financing activities                      3,389             1,262
                                                            --------          --------


Net increase (decrease) in cash and cash equivalents          (8,486)            3,766

Cash and cash equivalents at beginning of period              31,059            32,638
                                                            --------          --------

Cash and cash equivalents at end of period                  $ 22,573          $ 36,404
                                                            ========          ========

     See accompanying notes to condensed consolidated financial statements

               MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



(1)      Basis of Presentation

         The accompanying condensed consolidated financial statements include the accounts of Microchip Technology Incorporated and its wholly-owned subsidiaries (the "Company"). All intercompany balances and transactions have been eliminated in consolidation.

         The accompanying financial statements have been prepared in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, the accompanying financial statements include all adjustments of a normal recurring nature which are necessary for a fair presentation of the results for the interim periods presented. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations. It is suggested that these financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 1996. The results of operations for the three months ended June 30, 1996 are not necessarily indicative of the results to be expected for the full fiscal year.

(2)      ASiC Acquisition

         On June 25, 1996 the Company acquired ASiC Technical Solutions, Inc., a fabless provider of quick turn gate array devices (the "Acquisition"). The Acquisition was treated as a purchase for accounting purposes. The amount paid for the Acquisition and related costs was $1,750,000. As part of the Acquisition, Microchip allocated a substantial portion of the purchase price to in-process research and development costs, which is consistent with the Company's on-going treatment of research and development costs. The total one-time write-off in the quarter associated with the Acquisition was $1,575,000, with the balance to be treated as purchased technology related to current product and amortized over the appropriate period. The impact of the Acquisition to the Company's reported financial data is immaterial to the Company's results of operations. Therefore, pro-forma information illustrating the combined results after the Acquisition has not been provided.

(3) Restructuring Charges

         During the quarter ended June 30, 1996, primarily in response to inventory correction activities at the Company's customers, the Company implemented a series of actions to temporarily reduce production capacity, curtail the growth of inventories and reduce operating expenses. These actions included delaying capital expansion plans and deferring capital spending, a 15% production cutback in wafer fabrication, a headcount reduction in early April, 1996, representing approximately 3% of the Company's worldwide employees, and a two-week wafer fab shut down in early July, 1996. As a result of these actions, the Company recorded a pre-tax restructuring charge of $5,969,000 in the quarter ended June 30, 1996 to cover costs primarily related to idling part of the Company's 5-inch wafer fab capacity, paying continuing expenses during the wafer fab shutdown and paying severance costs associated with the April, 1996 headcount reduction.

(4) Accounts Receivable


         Accounts receivable consists of the following (amounts in thousands):

                                                 June 30,          March 31,
                                                   1996              1996
                                            ----------------------------------

     Trade accounts receivable              $     46,384       $        47,799
     Other                                           973                 1,243
                                            ---------------    ---------------
                                                  47,357                49,042
     Less allowance for doubtful accounts          2,005                 1,834
                                            ---------------    ---------------
                                            $     45,352       $        47,208
                                            ===============    ===============

(5)      Inventories

         The Company utilizes the LIFO (last-in-first-out) accounting method and has consistently presented its results of operations on this basis for all periods presented.

         The components of inventories are as follows (amounts in thousands):

                                                   June 30,       March 31,
                                                    1996            1996
                                            -----------------------------------

    Raw materials                           $      2,537        $         2,038
    Work in process                               48,344                 43,036
    Finished goods                                19,346                 21,430
                                            ---------------     ---------------
                                                  70,227                 66,499

    Less allowance for inventory valuation        10,424                 10,372
                                            ---------------     ---------------
                                            $     59,803         $       56,127
                                            ===============     ===============

(6)      Property, Plant and Equipment

         Property, plant and equipment consists of the following (amounts in thousands):

                                                   June 30,       March 31,
                                                    1996            1996
                                            -----------------------------------

    Land                                    $    10,518         $        10,518
    Building and building improvements           41,428                  36,939
    Machinery and equipment                     187,460                 185,580
    Projects in process                          41,864                  26,389
                                            ---------------     ---------------
                                                281,270                 259,426

    Less accumulated depreciation
    and amortization                             69,324                  62,043
                                            ---------------     ---------------
                                            $   211,946         $       197,383
                                            ===============     ===============

(7)      Lines of Credit

         Lines of credit consist of the following (amounts in thousands):

                                                      June 30,     March 31,
                                                       1996          1996
                                                    -----------------------


    Unsecured line of credit with a syndicate of
    U.S.  banks for up to $90,000,000, bearing
    interest at the Prime Rate or the London
    Interbank Offered  Rate (LIBOR)  plus 75
    basis  points  (8.25% and  5-1/2%-5-5/8%
    respectively, at June 30, 1996) expiring
    January, 1997.                                  $    29,100    $ 21,000

     Unsecured  lines of credit with various
     Taiwan  financial  institutions for
     up to $14,920,000 (U.S. dollar equivalent),
     borrowings predominately denominated
     in New Taiwan Dollars,  bearing  interest
     at the Taiwan  money market rate (6.80%
     at June 30, 1996), expiring on various
     dates through April, 1997.                     $     ---      $    ---
                                                    -----------    --------

                                                    $    29,100    $ 21,000
                                                    ===========    ========

The agreement between the Company and the syndicate of U.S. banks requires the Company to achieve certain financial ratios and operating results. The Company was in compliance with these covenants as of June 30, 1996.

         The line of credit with the syndicate of U.S. banks converts borrowings into a term loan at the expiration date of the line of credit, if the parties do not mutually agree to extend the line for an additional period. The line of credit is split into two components of $45,000,000 each, with amortization of each component being repaid in eight quarterly payments of principal plus interest and twenty quarterly payments of principal plus interest, respectively. The term facilities will bear interest at the prime rate for the period of the borrowings.

(8)      Stockholders' Equity


         Stock Repurchase Activity. In connection with a stock repurchase program during the quarter ended June 30, 1996, the Company purchased a total of 182,500 shares of the Company's common stock at a total cost of $4,100,000. Subsequent to June 30, 1996, and through August 5, 1996, the Company purchased an additional 697,500 shares of common stock of the Company, at a total cost of $15,253,000.

         Also in connection with the stock repurchase program, as of June 30, 1996, the Company held unexpired put options for 125,000 shares. The unexpired put options have expiration dates ranging from October 4 to October 9, 1996 at prices ranging from $27.375 to 29.875. The net proceeds from sale and repurchase of put options has been credited to paid-in capital. For the quarter ended June 30, 1996, $770,000 was charged to paid-in capital due to the repurchase of put options. Subsequent to June 30,

1996, the Company entered into 250,000 put options at prices ranging from $22.50 to $24.875. These put options have expiration dates ranging from January 10, 1997 to July 10, 1997.

 (9)     Supplemental Cash Flow Information

         Cash paid for income taxes amounted to $189,000 and $1,923,000 during the three months ended June 30, 1996 and 1995 respectively. Cash paid for interest amounted to $599,000 for each of the three month periods ended June 30, 1996 and 1995.

               MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Introduction


         During the quarter ended June 30, 1996, primarily in response to inventory correction activities at the Company's customers, the Company implemented a series of actions to temporarily reduce production capacity, curtail the growth of inventories and reduce operating expenses. These actions included delaying capital expansion plans and deferring capital spending, a 15% production cutback in wafer fabrication, a headcount reduction in early April, 1996, representing approximately 3% of the Company's worldwide employees, and a two-week wafer fab shut down in early July, 1996. As a result of these actions, the Company recorded a pre-tax restructuring charge of $5,969,000 in the quarter ended June 30, 1996 to cover costs primarily related to idling part of the Company's 5-inch wafer fab capacity, paying continuing expenses during the wafer fab shutdown and paying severance costs associated with the April, 1996 headcount reduction. The production cutback impacted the Company's production efficiency and reduced gross margins during the quarter.

         On June 25, 1996, the Company acquired ASiC Technical Solutions, Inc., a fabless provider of quick turn gate array devices (the "Acquisition"). The Acquisition was treated as a purchase for accounting purposes. The amount paid for the Acquisition and related costs was $1,750,000. As part of the Acquisition, Microchip allocated a substantial portion of the purchase price to in-process research and development costs, which is consistent with the Company's on-going treatment of research and development costs. The total one-time write-off in the quarter associated with the Acquisition was $1,575,000, with the balance to be treated as purchased technology related to current product and amortized over the appropriate period. The impact of the Acquisition to the Company's reported financial data is immaterial to the Company's results of operations. Therefore, pro-forma information illustrating the combined results after the Acquisition has not been provided.

Results of Operations

         The Company's net sales for the quarter ended June 30, 1996 were $74.2 million, an increase of 15.0% over sales of $64.5 million for the corresponding quarter of the previous fiscal year, and an increase of 2.9% from the previous quarter's sales of $72.1 million. The Company experienced growth in sales of 8-bit microcontrollers and serial and parallel EEPROM memories over these periods and a moderate decline in sales of its de-emphasized products. The improvements in overall sales mix is primarily due to the Company's emphasis on higher margin products. The Company does not expect the sales mix of its products to change substantially in future periods.

         Microchip resumed growth in sales during the quarter ended June 30, 1996, and the Company believes that the inventory correction activities at the Company's customers are subsiding. The Company also currently believes that the effects of the inventory corrections at OEM customers will be substantially completed by the second half of calendar 1996. The foregoing statements are forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbors created thereby. Actual results could differ materially because of the following factors, among others: general economic conditions in the United States and worldwide markets served by the Company; customer inventory levels, order patters and seasonality; the cyclical nature of both the semiconductor industry and the markets addressed by the Company's products; the level of orders which are received and can be shipped in a quarter; market acceptance of the products of both the Company and its customers; customer demand for the Company's products; competition and competitive pressures on pricing; and product availability.

         The Company's family of 8-bit microcontrollers represents the largest component of Microchip's total net sales. Microcontrollers and associated application development systems accounted for 61% and 58% of total net sales in the quarters ending June 30, 1996 and 1995, respectively. A related component of the Company's product sales consists of serial and parallel EEPROM memories. These products accounted for 33% and 34% of net sales in the quarters ending June 30, 1996 and 1995, respectively. The remaining components of total net sales were the Company's commodity memory and other miscellaneous products which accounted for 6% and 8% of net sales in the quarters ending June 30, 1996 and 1995, respectively.

         During the past three years, the Company's overall average selling prices for its embedded control products have remained relatively constant, although the Company experienced increased pricing pressure on its non-volatile memory products during the quarter ended June 30, 1996. While a decrease in average selling prices could adversely affect the Company's operating results, the Company believes that operating margins will be maintained at historical levels as (i) the Company transitions over time to products with higher average selling prices and (ii) the Company transitions to higher yielding manufacturing processes. There can be no assurance that average selling prices or operating margins for the Company's embedded control products will remain constant in the future due to competitive and other pressures. The foregoing statements regarding average selling prices and operating margins are forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbors created thereby. Actual results could differ materially because of the following factors, among others: competition and competitive pressures on pricing and product availability; customer inventory levels, order patterns and seasonality; the cyclical nature of both the semiconductor industry and the markets addressed by the Company's products; the level of orders that are received and can be shipped in a quarter; market acceptance of the products of both the Company and its customers; demand for the Company's products; fluctuations in production yields; production efficiencies; overall capacity utilization; changes in product mix; and absorption of fixed costs, labor and other fixed manufacturing costs.

         Foreign sales represented 67% of net sales in the current fiscal quarter, 66% of net sales in the corresponding quarter of the previous fiscal year and 66% of net sales in the previous quarter. The Company's foreign sales have been predominantly in Asia, Europe and Japan which the Company attributes to the manufacturing strength in those areas for consumer, automotive, office automation, communications and industrial products. The majority of foreign sales are U.S. dollar denominated. The Company has entered into and, from time to time, will enter into, hedging transactions in order to minimize exposure to currency rate fluctuations. Although none of the countries in which the Company conducts significant foreign operations has had a highly inflationary economy in the last five years, there can be no assurance that inflation rates or fluctuations in foreign currency rates in countries where the Company conducts operations will not adversely affect the Company's operating results in the future.

     Additional Factors Affecting Operations. The Company generally produces standard products that can be shipped from inventory within a short time after receipt of an order. Accordingly, the Company's net sales in any given quarter are dependent upon a combination of shipments from backlog and orders received in that quarter for shipment in that quarter ("turns orders"). Over the past several quarters, the Company has been increasing its inventory levels so that it can shorten delivery times which it believes is an important competitive factor. Current industry conditions are resulting in customers' orders being placed covering a short period of delivery, limiting the Company's visibility on net sales in future quarters. Because turns orders are more difficult to predict, there can be no assurance that the combination of backlog and turns orders in any quarter will be sufficient to achieve growth in net sales.

     The Company believes the future growth of its 8-bit family of microcontroller products and related memory products sales will depend largely upon the Company's success in having its products designed into high-volume customer applications. Design wins typically precede the Company's volume shipment of products for such applications by 15 months or more. The Company also believes that shipment levels of its proprietary application development systems are an indicator of potential future microcontroller sales. During the quarter ended June 30, 1996, the Company achieved an increasing number of design wins and shipped increasing levels of application development systems as compared to previous fiscal periods. However, there can be no assurance that any particular development system sale will result in an embedded control product design win or that any particular design win will result in future microcontroller product sales.

         The Company's operating results are affected by a wide variety of factors which could adversely impact its net sales and profitability, many of which are beyond the control of the Company. These factors include, among others, the Company's ability to design and introduce new products on a timely basis, market acceptance of products of both the Company and its customers, customer order patterns and seasonality, the amount of any product returns, industry pricing trends, availability and utilization of manufacturing capacity, the availability and cost of raw materials, equipment and other supplies, and the cyclical nature of the semiconductor industry and economic, political or other conditions in the United States, Taiwan, Thailand or worldwide markets.

         Gross Profit. The Company's gross profit was $36.6 million for the quarter ended June 30, 1996 compared with $33.5 million in the corresponding quarter of the prior year and $37.3 million in the previous quarter. Gross profit as a percent of sales was 49.4% in the current quarter, 51.9% in the corresponding quarter of the prior fiscal year and 51.8% in the previous quarter. Gross profit was down primarily as a result of the reduced level of 5-inch wafer production at one of the Company's wafer fabs during the quarter. Wafer loading is not anticipated to return to the previous levels during the quarter ending September 30, 1996 and, consequently, the Company currently believes that gross margins will remain in the present range for the quarter ending September 30, 1996. The Company anticipates that its cost of sales will fluctuate over time, driven primarily by the product mix of higher-margin 8-bit microcontroller products and related memory and commodity memory products, manufacturing yields, wafer fab loading levels and competitive and economic conditions. The Company anticipates that its gross profit percentage will fluctuate over time, driven primarily by product mix, manufacturing yields and competitive and economic conditions. The foregoing statements relating to anticipated gross margins and costs of sale are forward-looking statements within the meaning of Section 27A of the

Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbors created thereby. Actual results could differ materially because of the following factors, among others: fluctuations in production yields; production efficiencies; overall capacity utilization; cost and availability of raw materials; absorption of fixed costs, labor and other direct manufacturing costs; changes in product mix; competitive pressures on prices; and other economic conditions in the United States and other worldwide markets.

         The Company has consistently presented its results of operations for all periods on the last-in first-out (LIFO) method and has assessed the net realizable value of inventory based on LIFO costs. LIFO has the effect of matching current costs of production with sales generated during the same period. Production costs have decreased over time due to improvements in manufacturing productivity and yields, resulting in lower cost of sales. This downward trend in production costs has resulted in lower cost of sales on a LIFO basis than would have been recognized had a first-in, first-out (FIFO) basis been utilized, decreasing cost of sales $879,000 for the three months ended June 30, 1996. As a result of changes in sales and product mix which affected production costs, the LIFO inventory decreased and cost of sales increased by $250,000 for the three months ended June 30, 1995.

         The Company relies on the assembly and test capability of third-party contractors in order to meet rising product shipment requirements. Such reliance on third-parties involves some reduction in the Company's level of control over the assembly portion of its business. While the Company reviews the availability, quality, delivery and cost performance of these third-party contractors, there can be no assurance that such reliance on third-party contractors will not adversely impact results in future reporting periods if any third-party contractor is unable to maintain availability, assembly yields and cost at approximately their current level.

         During the second half of fiscal 1997, the Company expects to bring its wholly-owned Bangkok, Thailand test facility on line for production volumes. While the Company believes the long term costs at this facility will be at or below existing costs for similar activities, there may be a short term impact in fiscal 1997 to gross profit margins relating to production efficiencies and yields, operation levels, fixed cost absorption and operating cost levels. It is anticipated that the facility will reach optimum loading by the beginning of fiscal 1998. The foregoing statement is a forward-looking statement within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, and is subject to the safe harbors created thereby. Actual results could differ materially because of the following factors, among others: delays in construction and facilitation of the Thailand facility; production yields and efficiencies; factory absorption rates; capacity loading; political instability and expropriation; supply disruption; operating cost levels; and the rate of revenue growth.

         Research and Development. The Company is committed to continued investment in new and enhanced products, including its development systems software and in its design and manufacturing process technology. The dollar investment in research and development increased 10% in the current fiscal quarter relative to the corresponding quarter of the prior fiscal year, and was equal to the investment in the prior quarter. The Company will continue to invest in research and development in the future, including an investment in process and product development associated with the capacity expansion of the Company's fabrication facilities.

         Selling,  General and  Administrative.  Through  expense  controls  and operating efficiencies, the Company has maintained selling, general and administrative expenses in the current fiscal quarter at 17.0% of sales as compared to 17.1% of sales in the corresponding quarter of the prior fiscal year. Selling, general and administrative expenses in the prior quarter were 17.0% of sales. This has been achieved while the Company has continued to invest significantly in incremental worldwide sales and technical support resources to promote the Company's embedded control products. As the Company returns to a pattern of growth, which the Company believes began in the quarter ended June 30, 1996, it is anticipated that further efficiencies in selling, general and administrative expenses will be realized. However, there can be no assurance that revenue growth in the future will be sufficient to achieve further reduction in selling, general and administrative expenses as a percentage of sales.

         Other Income (Expense). Interest income of $414,000 in the current fiscal quarter decreased from $491,000 in the corresponding quarter of the prior fiscal year and from $519,000 in the previous quarter. The decrease in both instances is attributable to lower invested cash balances.

         Interest expense of $759,000 in the current fiscal quarter increased from $601,000 in the corresponding quarter of the prior fiscal year and from $725,000 in the previous quarter. The increase in interest expense is related to additional borrowings associated with the Company's equipment additions. Other income represents numerous immaterial non-operating items. The Company anticipates its interest expense will increase in fiscal 1997 as the Company increases its borrowings. In addition, interest expense could be adversely impacted by an increase in interest rates.

         The  use  of  available   cash  and  debt  to  fund  expected   capital
expenditures in future periods, without additional capital provided from financing activities, will result in an increase in interest expense.

         Provision for Income Taxes. Provisions for income taxes reflect taxes on foreign earnings and federal and state income taxes on U.S. earnings. The Company had an effective tax rate of 27% and 28.5% for the three month periods ended June 30, 1996 and 1995, respectively. The Company currently believes that the tax rate for the foreseeable future will be approximately 27%.

Liquidity and Capital Resources

         The Company had $22.6 million in cash as of June 30, 1996, a decrease of $8.5 million from the March 31, 1996 balance. The Company has an unsecured short-term line of credit totaling $14.9 million with certain foreign banks. There were no borrowings under the line of credit with the foreign banks as of June 30, 1996. There are no covenants related to the foreign line of credit. The Company also has an unsecured line of credit with a syndicate of U.S. banks totaling $90.0 million. As of June 30, 1996, $29.1 million had been utilized under the financing arrangements. The domestic line of credit requires the Company to achieve certain financial ratios and operating results. The Company was in compliance with these covenants at June 30, 1996.

         At June 30, 1996, an aggregate of $75.8 million of these facilities was available, subject to financial covenants and ratios with which the Company is in compliance. Subsequent to June 30, 1996, the Company has utilized an additional $16.7 million, resulting in an aggregate of $59.1 million available. The Company's ability to fully utilize these facilities is dependent on the Company remaining in compliance with such covenants and ratios.

         In the three months ended June 30, 1996, the Company generated $14.9 million of cash from operating activities, a decrease of $4.8 million from the corresponding period of the previous fiscal year. The reduction in cash flow from operations was primarily due to the reduction in net income, depreciation charges and changes in accounts payable and accrued liabilities.

         The Company's level of capital expenditures varies from time to time as a result of actual and anticipated business conditions. Capital expenditures in the three months ended June 30, 1996 and 1995, were $26.8 million and $17.1 million, respectively. Capital expenditures were primarily for the expansion of production capacity and the addition of research and development equipment in each of these periods. The Company currently anticipates spending approximately $100 million during the next twelve months, primarily for additional capital equipment to increase capacity at its wafer fabrication facilities, to construct additional facilities and to expand assembly and test operations. Capital expenditures will be financed by cash flow from operations, existing cash, available debt arrangements and other sources of financing, including debt or equity financing. The Company believes that the capital expenditures anticipated to be incurred over the next twelve months will provide sufficient additional manufacturing capacity to meet its needs for that period.

         Net cash provided by financing activities was $3.4 million and $1.3 million for the three months ended June 30, 1996 and 1995, respectively. Proceeds from sale of stock and put options were $0.9 million and $1.5 million for the three months ended June 30, 1996 and 1995, respectively. Proceeds from the issuance of long term debt were $1.2 million for the three months ended June 30, 1995. Payments on long term debt and capital lease obligations were $1.5 million for the three months ended

         June 30, 1996 and 1995. Net proceeds from lines of credit were $8.1 million for the three months ended June 30, 1996.

         The Company believes that its existing sources of liquidity combined with cash generated from operations will be sufficient to meet the Company's currently anticipated cash requirements for at least the next twelve months. However, due to the capital intensive nature of the semiconductor industry, the Company expects to seek additional equity or debt financing during the next twelve months. There can be no assurance that such financing will be available on acceptable terms, and any additional equity financing would result in additional dilution to existing stockholders.

PART II. OTHER INFORMATION

         Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.

                  (a)    Exhibits

                         Exhibit 11       Computation of Net Income Per Share

                  (b)    Reports on Form 8-K.


                         The registrant did not file any reports on Form 8-K during the quarter ended June 30, 1996.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            MICROCHIP TECHNOLOGY INCORPORATED


Date:  August 12, 1996    By:  /s/ C. Philip Chapman
       ---------------         -----------------------------------------------
                                   C. Philip Chapman
                                   Vice President, Chief Financial Officer
                                   and Secretary (Duly Authorized Officer, and
                                   Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX


         Exhibit No.                                                  Page No.
         -----------                                                  --------

             11       Computation of Net Income Per Share............... 23