Form 10-Q
period 1996-09-30
MICROCHIP TECHNOLOGY INC
filed 1996-11-13
CIK 827054

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q

(Mark One)

(  X  )  QUARTERLY  REPORT  PURSUANT  TO  SECTION  13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 1996.

                                       OR

 (    )  TRANSITION  REPORT  PURSUANT  TO  SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from                        to               .
                              ------------------------  ---------------

                         Commission File Number:       0-21184
                                                  ---------------

                        MICROCHIP TECHNOLOGY INCORPORATED

             (Exact Name of Registrant as Specified in Its Charter)

                 Delaware                            86-0629024
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

Yes   X       No
     ---          ---

The number of shares outstanding of the issuer's common stock, as of October 31, 1996:

           Common Stock, $.001 Par Value:    34,030,772     shares
                                         ------------------

================================================================================

               MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                                      INDEX



                                                                                   Page
                                                                                   ----
PART I   FINANCIAL INFORMATION

         Item 1.  Financial Statements

              Condensed Consolidated Balance Sheets -
                  September 30, 1996 and March 31, 1996...........................  3

              Condensed Consolidated Statements of Income -
                  Three Months and Six Months Ended
                  September 30, 1996 and September 30, 1995.......................  4

              Condensed Consolidated Statements of Cash Flows -
                  Six Months Ended September 30, 1996 and September 30, 1995......  5

              Notes to Condensed Consolidated Financial Statements................  6

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations................... 10


PART II  OTHER INFORMATION

         Item 4.  Submission of Matters to a Vote of Security-Holders............. 15

         Item 6.  Exhibits and Reports on Form 8-K................................ 16


SIGNATURES    .................................................................... 17

EXHIBITS

         10.1     Credit Agreement Dated as of October 31, 1996
                  Among Microchip Technology Incorporated, the
                  Banks Named Therein, Wells Fargo Bank, N.A.,
                  as Administrative Agent and NBD Bank, as Co-Agent............... *

         11       Computation of Net Income Per Share............................. *

               MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                      (in thousands except share amounts)


                                     ASSETS

                                                                     September 30,  March 31,
                                                                         1996         1996
                                                                       ---------    ---------
                                                                      (Unaudited)
Cash and cash equivalents                                              $  19,522    $  31,059
Accounts receivable, net  (note 4)                                        48,506       47,208
Inventories  (note 5)                                                     59,079       56,127
Prepaid expenses                                                           1,798        1,808
Deferred tax asset                                                        19,360       19,121
Other current assets                                                         951        1,108
                                                                       ---------    ---------
   Total current assets                                                  149,216      156,431

Property, plant & equipment, net  (note 6)                               221,803      197,383
Other assets                                                               5,283        4,373
                                                                       ---------    ---------

   Total assets                                                        $ 376,302    $ 358,187
                                                                       =========    =========


                      LIABILITIES AND STOCKHOLDERS' EQUITY


Lines of credit  (note 7)                                              $   9,425    $    --
Accounts payable                                                          42,360       47,165
Current maturities of long-term debt                                       2,568        2,734
Current maturities of capital  lease obligations                           3,218        2,943
Accrued liabilities                                                       35,730       28,207
Deferred income on shipments to distributors                              13,063       19,527
                                                                       ---------    ---------
   Total current liabilities                                             106,364      100,576

Long-term line of credit (note 7)                                         28,275       21,000
Long-term debt, less current maturities                                    4,840        6,086
Capital lease obligations, less current maturities                         4,404        6,164
Long-term pension accrual                                                    867          690
Deferred tax liability                                                     5,898        4,039


Stockholders'  equity: (note 8)

Preferred stock, $.001 par value; authorized 5,000,000 shares;
  no shares issued or outstanding                                           --           --
Common stock, $.001 par value; authorized 65,000,000 shares;
  issued  34,876,469 shares at September 30, 1996;                            35           35
  34,387,448 shares at March 31, 1996
Additional paid-in capital                                               120,606      120,737
Retained  earnings                                                       118,505       98,693
Less shares of common stock held in treasury; 626,971 shares at cost     (13,659)        --
Foreign currency translation adjustment                                      167          167
                                                                       ---------    ---------
   Net stockholders' equity                                              225,654      219,632

   Total liabilities and stockholders' equity                          $ 376,302    $ 358,187
                                                                       =========    =========

          See accompanying notes to consolidated financial statements.

               MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                    (in thousands except per share amounts)

                                              Three Months Ended            Six Months Ended
                                                 September 30,                September 30,
                                           ------------------------      ------------------------
                                                 (Unaudited)                   (Unaudited)
                                             1996           1995           1996           1995
                                           ---------      ---------      ---------      ---------
Net sales                                  $  79,510      $  71,265      $ 153,671      $ 135,764
Cost of sales                                 39,722         34,307         77,247         65,311
                                           ---------      ---------      ---------      ---------
   Gross profit                               39,788         36,958         76,424         70,453


Operating expenses:
   Research and development                    7,651          6,741         14,571         13,026
   Selling, general and administrative        13,620         12,223         26,247         23,272
   Restructuring cost                           --             --            5,969           --
   Write-off of in-process technology           --             --            1,575           --
                                           ---------      ---------      ---------      ---------
                                              21,271         18,964         48,362         36,298

Operating income                              18,517         17,994         28,062         34,155

Other income (expense):
   Interest income                               330            531            744          1,022
   Interest expense                           (1,001)          (574)        (1,760)        (1,175)
   Other, net                                    134           (173)            95           (137)
                                           ---------      ---------      ---------      ---------

Income  before income  taxes                  17,980         17,778         27,141         33,865

Income taxes                                   4,854          5,013          7,329          9,597
                                           ---------      ---------      ---------      ---------

Net income                                 $  13,126      $  12,765      $  19,812      $  24,268
                                           =========      =========      =========      =========


 Net income per common and
   common equivalent share                 $    0.37      $    0.35      $    0.55      $    0.67
                                           =========      =========      =========      =========


Shares used in per share calculation          35,895         36,654         36,117         36,442
                                           =========      =========      =========      =========

     See accompanying notes to condensed consolidated financial statements.

               MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (in thousands)

                                                                    Six Months Ended September 30,
                                                                    ------------------------------
Cash flows from operating activities:                                  1996                 1995
                                                                     --------             --------
                                                                   (Unaudited)
Net income                                                           $ 19,812             $ 24,268
Adjustments to reconcile net income to
net cash provided by operating
activities:
     Provision for doubtful accounts                                       61                  230
     Provision for inventory valuation                                  3,430                1,207
     Provision for pension accrual                                        622                  530
     Provision for restructuring cost                                   2,483                 --
     Depreciation and amortization                                     19,622               12,849
     Amortization of purchased technology                                 150                 --
     Deferred income taxes                                              1,620                 (647)
     Compensation expense on stock options                                 30                   30
     Increase in accounts receivable                                   (1,358)              (8,528)
     Increase in inventories                                           (6,382)              (7,555)
     Increase in accounts payable and accrued liabilities               2,718               14,232
     Change in other assets and liabilities                            (7,803)               3,803
                                                                     --------             --------


Net cash provided by operating activities                              35,005               40,419
                                                                     --------             --------


Cash flows from investing activities:
     Capital expenditures                                             (46,525)             (47,263)
     Sales of  marketable securities                                     --                    176
                                                                     --------             --------

Net cash used in investing activities                                 (46,525)             (47,087)
                                                                     --------             --------

Cash flows from financing activities:

     Net proceeds (repayments) from lines of credit                    16,700                 (501)
     Proceeds from issuance of long-term debt                            --                  2,924
     Payments on long-term debt                                        (1,412)              (1,224)
     Payments on capital lease obligations                             (1,485)              (1,670)
     Repurchase of common stock                                       (19,463)                --
     Proceeds from sale of stock and put options                        5,643                4,829
                                                                     --------             --------

Net cash provided by (used in) financing activities                       (17)               4,358
                                                                     --------             --------


Net decrease in cash and cash equivalents                             (11,537)              (2,310)

Cash and cash equivalents at beginning of period                       31,059               32,638
                                                                     --------             --------

Cash and cash equivalents at end of period                           $ 19,522             $ 30,328
                                                                     ========             ========

          See accompanying notes to consolidated financial statements.

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

         The accompanying financial statements have been prepared in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, the accompanying financial statements include all adjustments of a normal recurring nature which are necessary for a fair presentation of the results for the interim periods presented. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations. It is suggested that these financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 1996. The results of operations for the six months ended September 30, 1996 are not necessarily indicative of the results to be expected for the full fiscal year.

(2)      ASiC Acquisition

         On June 25, 1996 the Company acquired ASiC Technical Solutions, Inc., a fabless provider of quick turn gate array devices (the "Acquisition"). The Acquisition was treated as a purchase for accounting purposes. The amount paid for the Acquisition and related costs was $1,750,000. As part of the Acquisition, Microchip allocated a substantial portion of the purchase price to in-process research and development costs, which is consistent with the Company's on-going treatment of research and development costs. The total one-time write-off associated with the Acquisition was $1,575,000, with the balance to be treated as purchased technology related to current product and amortized over five years. The impact of the Acquisition to the Company's reported financial data and results of operations is immaterial. Therefore, pro-forma information illustrating the combined results after the Acquisition has not been provided.

(3)      Restructuring Charges

         During the quarter ended June 30, 1996, primarily in response to inventory correction activities at the Company's customers, the Company implemented a series of actions to temporarily reduce production capacity, curtail the growth of inventories and reduce operating expenses. These actions included delaying capital expansion plans and deferring capital spending, a 15% production cutback in wafer fabrication, a headcount reduction in early April, 1996 representing approximately 3% of the Company's worldwide employees, and a two-week wafer fab shut down in early July, 1996. As a result of these actions, the Company recorded a pre-tax restructuring charge of $5,969,000 in the six months ended September 30, 1996 to cover costs primarily related to idling part of the Company's 5-inch wafer fab capacity, paying continuing expenses during the wafer fab shutdown and paying severance costs associated with the April, 1996 headcount reduction.

(4)      Accounts Receivable

         Accounts receivable consists of the following (amounts in thousands):

                                                  September 30,    March 31,
                                                      1996           1996
                                                  --------------------------

         Trade accounts receivable                   $48,781        $47,799
         Other                                         1,620          1,243
                                                     -------        -------
                                                      50,401         49,042
         Less allowance for doubtful accounts          1,895          1,834
                                                     -------        -------
                                                     $48,506        $47,208
                                                     =======        =======

(5)      Inventories

         The Company utilizes the LIFO (last-in, first-out) accounting method and has consistently presented its results of operations on this basis for all periods presented.

         The components of inventories are as follows (amounts in thousands):

                                                     September 30,   March 31,
                                                         1996          1996
                                                     -------------------------

         Raw materials                                 $ 2,880        $ 2,033
         Work in process                                46,153         43,036
         Finished goods                                 20,594         21,430
                                                       -------        -------
                                                        69,627         66,499

         Less allowance for inventory valuation         10,548         10,372
                                                       -------        -------
                                                       $59,079        $56,127
                                                       =======        =======

(6)      Property, Plant and Equipment

         Property, plant and equipment consists of the following (amounts in thousands):

                                                 September 30,     March 31,
                                                     1996            1996
                                                 ---------------------------

         Land                                      $ 10,518        $ 10,518
         Building and building improvements          47,821          36,939
         Machinery and equipment                    195,645         185,580
         Projects in process                         46,968          26,389
                                                   --------        --------
                                                    300,952         259,426

          Less accumulated depreciation
         and amortization                            79,149          62,043
                                                   --------        --------
                                                   $221,803        $197,383
                                                   ========        ========

(7)      Lines of Credit

         Lines of credit consist of the following (amounts in thousands):

                                                                 September 30,         March 31,
                                                                    1996                 1996
                                                            ---------------------------------------
         Unsecured line of credit with a syndicate of
         U.S.  banks for up to  $90,000,000,  bearing
         interest  at the  Prime  Rate or the  30-Day
         London  Interbank  Offered Rate (LIBOR) plus
         75   basis    points    (8.25%   and   6.25%
         respectively,   at   September   30,   1996)
         expiring January, 1997.                                $    37,700            $ 21,000

         Unsecured   lines  of  credit  with  various
         Taiwan  financial  institutions  for  up  to
         $14,920,000   (U.S.   dollar    equivalent),
         borrowings predominately  denominated in New
         Taiwan  Dollars,  bearing  interest  at  the
         Taiwan money  market rate or the U.S.  Prime
         Rate  (6.55%  and  8.25%  respectively,   at
         September  30,  1996),  expiring  on various
         dates through October, 1997.                           $    ---               $ ----
                                                                -----------            --------

                                                                $    37,700            $ 21,000
                                                                ===========            ========

The agreement between the Company and the syndicate of U.S. banks requires the Company to achieve certain financial ratios and operating results. The Company was in compliance with these covenants as of September 30, 1996.

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

         Subsequent to September 30, 1996 the Company entered into a revised credit agreement. The line was maintained at $90,000,000 with substantially the same interest rates and covenants, and two additional banks were added to the syndication. The line was completed as a revolving line of credit for a two year period, maturing on October 31, 1998.

(8)      Stockholders' Equity

         Stock Repurchase Activity. In connection with a stock repurchase program, during the six months ended September 30, 1996, the Company purchased a total of 884,318 shares of the Company's common stock in open market activities at a total cost of $19,463,000. Through September 30, 1996, the Company had reissued through stock option exercises and the Company's stock purchase plan, a total of 257,347 shares of the Company's common stock held in treasury.

         Also in connection with the stock repurchase program, as of September 30, 1996, the Company held unexpired put options for 425,000 shares. The unexpired put options have expiration dates ranging from October 4, 1996 to July 10, 1997 at prices ranging from $22.50 to $31.875. The net proceeds from sale and repurchase of put options has been credited to paid-in capital. For the six months ended September 30, 1996, $770,000 was charged to paid-in capital due to the repurchase of put options.

(9)      Supplemental Cash Flow Information

         Cash paid for income taxes amounted to $2,052,000 and $13,032,000 during the six months ended September 30, 1996 and 1995 respectively. Cash paid for interest amounted to $1,720,000 and $1,191,000 for each of the six month periods ended September 30, 1996 and 1995.

               MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

         The Company's net sales for the quarter ended September 30, 1996 were $79.5 million, an increase of 11.6% over sales of $71.3 million for the corresponding quarter of the previous fiscal year, and an increase of 7.2% from the previous quarter's sales of $74.2 million. Net sales for the six months ended September 30, 1996 were $153.7 million, an increase of 13.2% over sales of $135.8 million in the corresponding period of the previous fiscal year. The Company experienced growth in sales of 8-bit microcontrollers and serial and parallel EEPROM memories over these periods and a moderate decline in sales of its commodity memory and other product categories. The improvements in overall sales mix is primarily due to the Company's emphasis on higher margin products. The Company does not expect the sales mix of its products to change substantially in future periods.

         Growth in sales continued during the quarter ended September 30, 1996, and the Company believes that the inventory correction activities at the Company's customers are substantially complete. The foregoing statements relating to sales mix, growth in sales and customer inventory correction activities are forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbors created thereby. Actual results could differ materially because of the following factors, among others: general economic conditions in the United States and worldwide markets served by the Company; customer inventory levels, order patterns and seasonality; the cyclical nature of both the semiconductor industry and the markets addressed by the Company's products; the level of orders which are received and can be shipped in a quarter; the Company's ability to continue to introduce new products; market acceptance of the current and new products of both the Company and its customers; customer demand for the Company's products; competition and competitive pressures on pricing; and product availability.

         The Company's family of 8-bit microcontrollers represents the largest component of Microchip's total net sales. Microcontrollers and associated application development systems accounted for 65% and 61% of total net sales in the quarters ending September 30, 1996 and 1995, respectively. A related component of the Company's product sales consists of serial and parallel EEPROM memories. These products accounted for 31% of net sales in each of the quarters ended September 30, 1996 and 1995. The remaining components of total net sales were the Company's commodity memory and other miscellaneous products which accounted for 4% and 8% of net sales in the quarters ended September 30, 1996 and 1995, respectively. Microcontrollers and associated application development systems accounted for 63% and 59% of total net sales in the six months ended September 30, 1996 and 1995, respectively. Serial and parallel EEPROM memory products accounted for 32% and 33% of net sales in the six months ended September 30, 1996 and 1995, respectively. The remaining components of total net sales were the Company's commodity memory and other miscellaneous products which accounted for 5% and 8% of net sales in the six months ended September 30, 1996 and 1995, respectively.

         During the past three years, the Company's overall average selling prices for its embedded control products have remained relatively constant, although the Company has experienced increased pricing pressure, on its non-volatile memory products during the quarters ended June 30, 1996 and

September 30, 1996, which pricing pressure the Company expects to continue. While a decrease in average selling prices could adversely affect the Company's operating results, the Company believes that operating margins will be maintained at historical levels as (i) the Company transitions over time to products with higher average selling prices and (ii) the Company transitions to higher yielding manufacturing processes. There can be no assurance that average selling prices or operating margins for the Company's products will remain constant in the future due to competitive and other pressures. The foregoing statements regarding product mix, average selling prices, pricing pressures, a transition to higher yielding manufacturing processes, using smaller geometries and larger wafers, and operating margins are forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbors created thereby. Actual results could differ materially because of the following factors, among others: competition and competitive pressures on pricing and product availability; customer inventory levels, order patterns and seasonality; the cyclical nature of both the semiconductor industry and the markets addressed by the Company's products; the level of orders that are received and can be shipped in a quarter; market acceptance of the products of both the Company and its customers; demand for the Company's products; fluctuations in production yields, production efficiencies, overall capacity utilization, changes in product mix; and absorption of fixed costs, labor and other fixed manufacturing costs.

         Foreign sales represented 63% of net sales in the current fiscal quarter, 67% of net sales in the corresponding quarter of the previous fiscal year and 67% of net sales in the previous quarter. Foreign sales represented 65% and 66% of net sales for the six months ended September 30, 1996 and 1995 respectively. The Company's foreign sales have been predominantly in Asia, Europe and Japan which the Company attributes to the manufacturing strength in those areas for consumer, automotive, office automation, communications and industrial products. The majority of foreign sales are U.S. dollar denominated. The Company has entered into and, from time to time, will enter into hedging transactions in order to minimize exposure to currency rate fluctuations. Although none of the countries in which the Company conducts significant foreign operations has had a highly inflationary economy in the last five years, there can be no assurance that inflation rates or fluctuations in foreign currency rates in countries where the Company conducts operations will not adversely affect the Company's operating results in the future.

         Additional Factors Affecting Operations. The Company generally produces standard products that can be shipped from inventory within a short time after receipt of an order. Accordingly, the Company's net sales in any given quarter are dependent upon a combination of shipments from backlog and orders received in that quarter for shipment in that quarter ("turns orders"). Current industry conditions are resulting in customers placing orders with relatively short delivery schedules, limiting the Company's visibility on net sales in the current and future quarters. Over the past several quarters, the Company has been adapting its inventory levels in certain categories of inventory so that it can shorten delivery times which it believes is an important competitive factor. Because turns orders are more difficult to predict, there can be no assurance that the combination of turns orders and backlog in any quarter will be sufficient to achieve growth in net sales.

         The Company believes the future growth of its 8-bit family of microcontroller products and related memory product sales will depend largely upon the Company's success in having its current and new products designed into high-volume customer applications. Design wins typically precede the Company's volume shipment of products for such applications by 15 months or more. The Company also believes that shipment levels of its proprietary application development systems are an indicator of potential future microcontroller sales. During the quarter ended September 30, 1996, the Company continued to achieve additional design wins and ship a high level of application development systems. However, there can be no assurance that any particular development system sale will result in a product design win or that any particular design win will result in future product sales.

         The Company's operating results are affected by a wide variety of factors which could adversely impact its net sales and profitability, many of which are beyond the control of the Company. The factors include, among others, the Company's ability to design and introduce new products on a timely basis, market acceptance of current and new products of both the Company and its customers, customer order patterns and seasonality, the amount of any product returns, industry pricing trends, availability and utilization of manufacturing capacity, the timing and success of the transition to higher yielding
manufacturing   processes  using  smaller  geometries  and  larger  wafers,  the availability and cost of raw materials, equipment and other supplies, the cyclical nature of the semiconductor industry, and economic, political or other conditions in the United States, Taiwan, Thailand or worldwide markets.

         Gross  Profit.  The  Company's  gross profit was $39.8  million for the quarter ended September 30, 1996 compared with $37.0 million in the corresponding quarter of the prior year and $36.6 million in the previous quarter. Gross profit as a percent of sales was 50.0% in the current quarter, 51.9% in the corresponding quarter of the prior fiscal year and 49.4% in the previous quarter. Gross profit for the six month period ended September 30, 1996 was 76.4 million and 49.7% of net sales compared to $70.5 million and 51.9% of net sales in the corresponding period of the prior fiscal year. Gross profit increased sequentially primarily as a result of increased sales of 8-bit microcontrollers and down from prior year levels as a result of reduced 5-inch wafer production at one of the Company's wafer fabs. The Company anticipates that its cost of sales will fluctuate over time, driven primarily by the product mix of 8-bit microcontroller products and related memory and commodity memory products, manufacturing yields, wafer fab loading levels and competitive and economic conditions. The Company anticipates that its gross profit percentage will fluctuate over time, driven primarily by product mix, manufacturing yields and competitive and economic conditions. The Company is currently transitioning certain products to higher yielding manufacturing processes using smaller geometries and larger wafers which is necessary for the Company to maintain gross profit margins. The foregoing statements relating to anticipated gross margins and costs of sale and the manufacturing process forecasting are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbors created thereby. Actual results could differ materially because of the following factors, among others: fluctuations in production yields, production efficiencies, overall capacity utilization; cost and availability of raw materials; absorption of fixed costs, labor and other direct manufacturing costs; the timing and success of the manufacturing process transition; changes in product mix; competitive pressures on prices; and other economic conditions in the United States and other worldwide markets.

         The Company has consistently presented its results of operations for all periods on the last-in first-out (LIFO) method and has assessed the net realizable value of inventory based on LIFO costs. LIFO has the effect of matching current costs of production with sales generated during the same period. Production costs have generally decreased over time due to improvements in manufacturing productivity and yields, resulting in lower cost of sales. This downward trend in production costs has resulted in lower cost of sales on a LIFO basis than would have been recognized had a first-in, first-out (FIFO) basis been utilized, decreasing cost of sales $779,000 for the six months ended September 30, 1996. As a result of changes in sales and product mix which affected production costs, the LIFO inventory decreased and cost of sales increased by $100,000 for the three months ended September 30, 1996 and by $250,000 and $500,000 for the three months and six months ended September 30, 1995, respectively.

         The Company relies on the assembly and test capability of third-party contractors in order to meet rising product shipment requirements. Such reliance on third-parties involves some reduction in the Company's level of control over the assembly and test portion of its business. While the Company reviews the availability, quality, delivery and cost performance of these third-party contractors, there can be no assurance that such reliance on third-party contractors will not adversely impact results in future reporting periods if any third-party contractor is unable to maintain availability, assembly and test yields and cost at approximately their current level.

         During the second half of fiscal 1997, the Company expects to bring its wholly-owned Chacheongsao, Thailand test facility (located near Bangkok) on line for production volumes. While the Company believes the long term costs at this facility will be at or below existing costs for similar activities, there may be a short term impact to gross profit margins in fiscal 1997 relating to production efficiencies and yields, operation levels, fixed cost absorption and operating cost levels. It is anticipated that the Chacheongsao, Thailand facility will reach optimal loading by the beginning of fiscal 1998. The foregoing statement is a forward-looking statement within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and is subject to the safe harbors created thereby. Actual results could differ materially because of the following
factors,   among  others:   delays  in  construction  and  facilitation  of  the
Chacheongsao, Thailand facility; production yields and efficiencies; factory absorption rates; capacity loading; political instability and expropriation; supply disruption; operating cost levels; and the rate of revenue growth.

         Research and Development. The Company is committed to continued investment in new and enhanced products, including its development systems software and in its design and manufacturing process technology, which is a significant factor in maintaining the Company's competitive position. The dollar investment in research and development increased 13.5% in the current fiscal quarter relative to the corresponding quarter of the prior fiscal year, and increased by 10.6% compared to the investment in the immediately proceeding quarter. Research and development costs increased 11.9% in the six month period ended September 30, 1996 compared to the corresponding period of the prior fiscal year. The Company will continue to invest in research and development in the future, including an investment in process and product development associated with the capacity expansion of the Company's fabrication facilities. The Company's inability to complete, or delay in completing, new product introductions and manufacturing process improvements could have a material adverse impact on the Company's future operating results and competitive position.

         Selling,  General and  Administrative.  Through  expense  controls  and operating efficiencies, the Company has maintained selling, general and administrative expenses in the current fiscal quarter at 17.1% of sales as compared to 17.2% of sales in the corresponding quarter of the prior fiscal year. Selling, general and administrative expenses in the prior quarter were 17.0% of sales. Selling, general and administrative expenses were 17.1% of net sales in both six month periods ended September 30, 1996 and 1995. This has been achieved while the Company has continued to invest significantly in incremental worldwide sales and technical support resources to promote the Company's embedded control products. However, there can be no assurance that revenue growth in the future will be sufficient to maintain the current level in selling, general and administrative expenses as a percentage of sales.

         Other Income (Expense). Interest income of $330,000 in the current fiscal quarter decreased from $531,000 in the corresponding quarter of the prior fiscal year and from $414,000 in the previous quarter. Interest income of $744,000 in the six months ended September 30, 1996 decreased from $1,022,000 in the corresponding period of the prior fiscal year. The decrease in both instances is attributable to lower invested cash balances.

         Interest expense of $1,001,000 in the current fiscal quarter increased from $574,000 in the corresponding quarter of the prior fiscal year and from $759,000 in the previous quarter. Interest expense of $1,760,000 in the six months ended September 30, 1996 increased from $1,175,000 in the corresponding period of the prior fiscal year. The increase in interest expense is related to additional borrowings associated with the Company's capital equipment additions and stock repurchase program. Other income represents immaterial non-operating items. The Company anticipates its interest expense may increase in fiscal 1997 as the Company increases its borrowings. In addition, interest expense could be adversely impacted by an increase in interest rates.

         The  use  of  available   cash  and  debt  to  fund  expected   capital
expenditures in future periods, without additional capital provided from financing activities, will result in an increase in interest expense.

         Provision for Income Taxes. Provisions for income taxes reflect taxes on foreign earnings and federal and state income taxes on U.S. earnings. The Company had an effective tax rate of 27.0% and 28.2% for the three month periods ended September 30, 1996 and 1995, respectively. Effective tax rates for the six months ended September 30, 1996 and 1995 were 27.0% and 28.3% respectively. The Company currently believes that the tax rate for the foreseeable future will remain at approximately 27.0%, however, there can be no assurance that the Company will maintain such a rate of 27.0% in the future due to possible changes in tax laws and regulations and other factors.

Liquidity and Capital Resources

         The Company had $19.5 million in cash as of September 30, 1996, a decrease of $11.5 million from the March 31, 1996 balance. The Company has an unsecured short-term line of credit totaling $14.9 million with certain foreign banks. There were no borrowings under the line of credit with the foreign banks as of September 30, 1996. There are no covenants related to the foreign line of credit. The Company also has an unsecured line of credit with a syndicate of U.S. banks totaling $90.0 million. As of September 30, 1996, $37.7 million had been utilized under the financing arrangements. The domestic line of credit requires the Company to achieve certain financial ratios and operating results. The Company was in compliance with these covenants as of September 30, 1996.

         Subsequent to September 30, 1996 the Company entered into a revised credit agreement. The line was maintained at $90.0 million at substantially the same interest rates and covenants, adding two additional banks to the syndication. The line was completed as a revolving line of credit for a two year period, maturing on October 31, 1998.

         At September 30, 1996, an aggregate of $67.2 million of these facilities was available, subject to financial covenants and ratios with which the Company is currently in compliance. The Company's ability to fully utilize these facilities is dependent on the Company remaining in compliance with such covenants and ratios.

         During the six months ended September 30, 1996, the Company generated $35.0 million of cash from operating activities, a decrease of $5.4 million from the corresponding period of the previous fiscal year. The reduction in cash flow from operations was primarily due to the reduction in net income, (as a result of the restructuring and write-off of in process technology) an increase in depreciation charges and changes in accounts payable and accrued liabilities.

         The Company's level of capital expenditures varies from time to time as a result of actual and anticipated business conditions. Capital expenditures in the six months ended September 30, 1996 and 1995 were $46.5 million and $47.3 million, respectively. Capital expenditures were primarily for the expansion of production capacity and the addition of research and development equipment in each of these periods. The Company currently anticipates spending approximately $100 million during the next twelve months primarily for additional capital equipment to increase capacity at its wafer fabrication facilities, to construct additional facilities and to expand test operations. Capital expenditures will be financed by cash flow from operations, existing cash, available debt arrangements and other sources of financing, including debt or equity financing. The Company believes that the capital expenditures anticipated to be incurred over the next twelve months will provide sufficient additional manufacturing capacity to meet its needs for that period.

         Net cash provided by financing activities was zero and $4.4 million for the six months ended September 30, 1996 and 1995, respectively. Repurchase of common stock was $19.5 million for the six month period ended September 30, 1996. Proceeds from sale of stock and put options were $5.6 million and $4.8 million for the six months ended September 30, 1996 and 1995, respectively. Proceeds from the issuance of long term debt were $2.9 million for the six months ended September 30, 1995. Payments on long term debt and capital lease obligations were $2.9 million for each of the six months ended September 30, 1996 and 1995. Net proceeds from lines of credit was $16.7 million for the six months ended September 30, 1996. Repayments on the lines of credit was $0.5 million for the six months ended September 30, 1995.

         The Company believes that its existing sources of liquidity combined with cash generated from operations and additional borrowings under its bank line of credit will be sufficient to meet the Company's currently anticipated cash requirements for at least the next twelve months. However, due to the capital intensive nature of the semiconductor industry, the Company expects to seek debt financing and/or additional equity during the next twelve months. There can be no assurance that such financing will be available on acceptable terms, and any additional equity financing would result in additional dilution to existing stockholders. The foregoing statements relating (i) to the level of capital expenditures, (ii) sufficient manufacturing capacity; (iii) anticipated cash requirements; and (iv) adequacy and availability of capital resources, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbors created thereby. Actual results could differ materially because of the following factors, among others: future operating results; the cyclical nature of both the semiconductor industry and the markets addressed by the Company's products; customer demand for the Company's products; the availability of equipment and other supplies; the amount and timing of cash flows generated from operations; and economic conditions in the United States and other worldwide markets.

PART II.  OTHER INFORMATION

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY- HOLDERS.

(a) The Annual Meeting of Stockholders of the Company was held on July 26, 1996 (the "Meeting").

(b) Steve Sanghi, Albert J. Hugo-Martinez, Jon H. Beedle and L.B. Day were elected as Directors at the Meeting.

(c) The results of the vote on the matters voted upon at the Meeting were as follows:

         (i)      Election of Directors:

                                            For             Withheld/Abstain
                                            ---             ----------------

                  Steve Sanghi              29,943,449          113,560
                  Albert J. Hugo-Martinez   29,945,189          111,820
                  Jon H. Beedle             29,932,588          124,421
                  L.B. Day                  29,944,396          112,613

             (ii) Approval of Amendment to the Microchip  1993 Stock Option Plan
                  to (i) increase from 3,000 to 5,000 the number of shares of Common Stock for which options are automatically granted following the election of directors at each annual meeting of stockholders and (ii) increase from 8,000 to 10,000 the number of shares of Common Stock of which options are automatically granted following a director's initial appointment or election to the Board of Directors:

                      For         Against     Withheld/Abstain Broker Non-Votes
                      ---         -------     ---------------- ----------------

                  24,893,006     4,714,535         71,717           377,751

            (iii) Ratification  of Appointment of KPMG Peat Marwick LLP as the
                  Company's independent auditors for the fiscal year ending March 31, 1997:

                      For                   Against           Abstain
                      ---                   -------           -------

                  29,958,563                58,308            40,138

The foregoing matters are described in more detail in the Registrant's definitive proxy statement dated June 17, 1996 relating to the Meeting.


         Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.

                  (a)               Exhibits

                                    Exhibit 10.1     Credit    Agreement   Dated
                                                     as  of  October   31,  1996
                                                     Among Microchip  Technology
                                                     Incorporated,   the   Banks
                                                     Named Therein,  Wells Fargo
                                                     Bank,        N.A.,       as
                                                     Administrative   Agent  and
                                                     NBD Bank, as Co-Agent.

                                    Exhibit 11       Computation  of  Net Income
                                                     Per Share

                  (b)               Reports on Form 8-K.

                                    The registrant did not file any reports on Form 8-K during the quarter ended September 30, 1996.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             MICROCHIP TECHNOLOGY INCORPORATED


Date:November 13, 1996       By:/s/ C. Philip Chapman
     ----------------------     -----------------------------
                                    C. Philip Chapman
                                    Vice President, Chief Financial Officer
                                    and Secretary (Duly Authorized Officer, and
                                    Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX


         Exhibit No.                                                                                 Page No.
         -----------                                                                                 --------
                  10.1     Credit Agreement Dated as of October 31, 1996,
                           Among Microchip Technology Incorporated,
                           the Banks Named Therein, Wells Fargo Bank, N.A.,
                           as Administrative Agent and NBD Bank,
                           as Co-Agent......................................................             *

                  11       Computation of Net Income Per Share..............................             *

_________________
* Included in manually signed original
                                       18