Form 10-Q
period 1996-12-31
MICROCHIP TECHNOLOGY INC
filed 1997-01-23
CIK 827054

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q

(Mark One)

( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended DECEMBER 31, 1996.

                                       OR

(   )    TRANSITION  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE  SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from                        to                  .
                               ---------------------      ---------------

                         Commission File Number: 0-21184
                                                --------

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

Yes   X         No
    ----           ----

The number of shares outstanding of the issuer's common stock, as of January 17, 1996:

                Common Stock, $.001 Par Value: 51,405,409 shares
                                               ----------
================================================================================

               MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                                      INDEX


                                                                              Page
                                                                              ----

PART I   FINANCIAL INFORMATION

         Item 1.  Financial Statements

              Condensed Consolidated Balance Sheets -
                  December 31, 1996 and March 31, 1996..........................3

              Condensed Consolidated Statements of Income -
                  Three Months and Nine Months Ended
                  December 31, 1996 and December 31, 1995.......................4

              Condensed Consolidated Statements of Cash Flows -
                  Nine Months Ended December 31, 1996 and December 31, 1995.....5

              Notes to Condensed Consolidated Financial Statements..............6

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations.................10


PART II  OTHER INFORMATION

         Item 5.  Other Information.............................................17

         Item 6.  Exhibits and Reports on Form 8-K..............................18


SIGNATURES .....................................................................19

EXHIBITS

         11       Computation of Net Income Per Share...........................21

               MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                      (in thousands except share amounts)

                                     ASSETS


                                                                      December 31,  March 31,
                                                                         1996         1996
                                                                      ---------    ---------
                                                                      (Unaudited)
Cash and cash equivalents                                             $  21,991    $  31,059
Accounts receivable, net (note 4)                                        51,964       47,208
Inventories (note 5)                                                     57,538       56,127
Prepaid expenses                                                          2,872        1,808
Deferred tax asset                                                       19,481       19,121
Other current assets                                                      1,306        1,108
                                                                      ---------    ---------
   Total current assets                                                 155,152      156,431

Property, plant & equipment, net (note 6)                               225,292      197,383
Other assets                                                              5,452        4,373
                                                                      ---------    ---------

   Total assets                                                       $ 385,896    $ 358,187
                                                                      =========    =========


                      LIABILITIES AND STOCKHOLDERS' EQUITY


Lines of credit  (note 7)                                             $  11,013    $    --
Accounts payable                                                         31,867       47,165
Current maturities of long-term debt                                      2,528        2,734
Current maturities of capital  lease obligations                          3,883        2,943
Accrued liabilities                                                      35,705       28,207
Deferred income on shipments to distributors                             16,093       19,527
                                                                      ---------    ---------
   Total current liabilities                                            101,089      100,576

Long-term line of credit (note 7)                                        26,700       21,000
Long-term debt, less current maturities                                   4,120        6,086
Capital lease obligations, less current maturities                        3,011        6,164
Long-term pension accrual                                                   946          690
Deferred tax liability                                                    6,828        4,039


Stockholders' equity: (note 8)

Preferred stock, $.001 par value; authorized 5,000,000 shares;
  no shares issued or outstanding                                          --           --
Common stock, $.001 par value; authorized 65,000,000 shares;
  issued  51,923,283 shares at Dectember 31, 1996;                           52           52
  51,581,172 shares at March 31, 1996
Additional paid-in capital                                              117,304      120,720
Retained  earnings                                                      133,261       98,693
Less shares of common stock held in treasury; 534,000 shares at cost     (7,582)        --
Foreign currency translation adjustment                                     167          167
                                                                      ---------    ---------
   Net stockholders' equity                                             243,202      219,632

   Total liabilities and stockholders' equity                         $ 385,896    $ 358,187
                                                                      =========    =========

      (Shares and per share amounts have been restated to reflect a 3-for-2 stock split effected January 6, 1997.)

     See accompanying notes to condensed consolidated financial statements

               MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                      (in thousands except share amounts)


                                                                     Three Months Ended                     Nine Months Ended
                                                                         December 31,                           December 31,
                                                                  ----------------------------          ----------------------------
                                                                         (Unaudited)                            (Unaudited)
                                                                    1996               1995               1996               1995
                                                                 ---------          ---------          ---------          ---------
Net sales                                                        $  87,076          $  78,069          $ 240,747          $ 213,833
Cost of sales                                                       43,562             37,686            120,809            102,997
                                                                 ---------          ---------          ---------          ---------
   Gross profit                                                     43,514             40,383            119,938            110,836


Operating expenses:
   Research and development                                          8,432              7,497             23,003             20,523
   Selling, general and administrative                              14,291             13,374             40,538             36,646
   Restructuring cost                                                 --                 --                5,969               --
   Write-off of in-process technology                                 --               11,448              1,575             11,448
                                                                 ---------          ---------          ---------          ---------
                                                                    22,723             32,319             71,085             68,617

Operating income                                                    20,791              8,064             48,853             42,219

Other income (expense):
   Interest income                                                     294                494              1,038              1,516
   Interest expense                                                 (1,061)              (618)            (2,821)            (1,793)
   Other, net                                                          186                 89                281                (48)
                                                                 ---------          ---------          ---------          ---------

Income before income taxes                                          20,210              8,029             47,351             41,894

Income taxes                                                         5,455              2,264             12,784             11,861
                                                                 ---------          ---------          ---------          ---------

Net income                                                       $  14,755          $   5,765          $  34,567          $  30,033
                                                                 =========          =========          =========          =========


 Net income per common and
   common equivalent share                                       $    0.27          $    0.10          $    0.64          $    0.55
                                                                 =========          =========          =========          =========


Shares used in per share calculation                                54,594             55,119             54,201             54,807
                                                                 =========          =========          =========          =========

      (Shares and per share amounts have been restated to reflect a 3-for-2 stock split effected January 6, 1997.)

     See accompanying notes to condensed consolidated financial statements

               MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                      (in thousands except share amounts)

                                                                                 Nine Months Ended December 31,
                                                                         ---------------------------------------------
Cash flows from operating activities:                                           1996                       1995
                                                                                ----                       ----
                                                                                           (Unaudited)
Net income                                                               $         34,567           $          30,033
Adjustments to reconcile net income to
net cash provided by operating
activities:
     Provision for doubtful accounts                                                  147                         354
     Provision for inventory valuation                                              3,640                       2,213
     Provision for pension accrual                                                    925                         782
     Provision for restructuring cost                                               2,483                         ---
     Depreciation                                                                  29,598                      20,613
     Amortization of purchased technology                                             225                         ---
     Deferred income taxes                                                          2,429                      (2,254)
     Compensation expense on stock options                                             30                          45
     Increase in accounts receivable                                               (4,903)                    (15,477)
     Increase in inventories                                                       (5,051)                    (13,021)
     Increase (decrease) in accounts payable and accrued liabilities               (7,796)                     32,687
     Change in other assets and liabilities                                        (6,669)                     (2,337)
                                                                         ----------------           -----------------


Net cash provided by operating activities                                          49,625                      53,638
                                                                         ----------------           -----------------


Cash flows from investing activities:
     Capital expenditures                                                         (59,990)                    (84,826)
     Sales of  marketable securities                                                  ---                      10,705
                                                                         ----------------           -----------------

Net cash used in investing activities                                             (59,990)                    (74,121)
                                                                         ----------------           -----------------

Cash flows from financing activities:

     Net proceeds  from lines of credit                                            16,712                      13,499
     Proceeds from issuance of long-term debt                                         ---                       2,924
     Payments on long-term debt                                                    (2,174)                     (2,071)
     Payments on capital lease obligations                                         (2,213)                     (2,507)
     Repurchase of common stock                                                   (19,463)                        ---
     Proceeds from sale of stock and put options                                    8,435                       5,647
                                                                         ----------------           -----------------

Net cash provided by financing activities                                           1,297                      17,492
                                                                         ----------------           -----------------


Net decrease in cash and cash equivalents                                          (9,068)                     (2,991)

Cash and cash equivalents at beginning of period                                   31,059                      32,638
                                                                         ----------------           -----------------

Cash and cash equivalents at end of period                               $         21,991           $          29,647
                                                                         =================          ==================

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

         The accompanying financial statements have been prepared in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, the accompanying financial statements include all adjustments of a normal recurring nature which are necessary for a fair presentation of the results for the interim periods presented. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations. It is suggested that these financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 1996. The results of operations for the nine months ended December 31, 1996 are not necessarily indicative of the results to be expected for the full fiscal year.

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

(3)      Restructuring Charges

         During the quarter ended June 30, 1996, primarily in response to inventory correction activities at the Company's customers, the Company implemented a series of actions to temporarily reduce production capacity, curtail the growth of inventories and reduce operating expenses. These actions included delaying capital expansion plans and deferring capital spending, a 15% production cutback in wafer fabrication, a headcount reduction in early April, 1996 representing approximately 3% of the Company's worldwide employees, and a two-week wafer fab shut down in early July, 1996. As a result of these actions, the Company recorded a pre-tax restructuring charge of $5,969,000 in the nine months ended December 31, 1996 to cover costs primarily related to idling part of the Company's 5-inch wafer fab capacity, paying continuing expenses during the wafer fab shutdown and paying severance costs associated with the April, 1996 headcount reduction.

(4)      Accounts Receivable

         Accounts receivable consists of the following (amounts in thousands):

                                                              December 31,                        March 31,
                                                                 1996                               1996
                                                            --------------------------------------------------

           Trade accounts receivable                        $        52,508                    $        47,799
           Other                                                      1,437                              1,243
                                                            ---------------                    ---------------
                                                                     53,945                             49,042
           Less allowance for doubtful accounts                       1,981                              1,834
                                                            ---------------                    ---------------
                                                            $        51,964                    $        47,208
                                                            ===============                    ===============

(5)      Inventories

         The Company utilizes the LIFO (last-in, first-out) accounting method and has consistently presented its results of operations on this basis for all periods presented.

         The components of inventories are as follows (amounts in thousands):

                                                              December 31,                         March 31,
                                                                 1996                                1996
                                                            --------------------------------------------------

           Raw materials                                    $         2,721                    $         2,033
           Work in process                                           47,733                             43,036
           Finished goods                                            15,862                             21,430
                                                            ---------------                    ---------------
                                                                     66,316                             66,499

           Less allowance for inventory valuation                     8,778                             10,372
                                                            ---------------                    ---------------
                                                            $        57,538                    $        56,127
                                                            ===============                    ===============

(6)      Property, Plant and Equipment

         Property, plant and equipment consists of the following (amounts in thousands):

                                                              December 31,                         March 31,
                                                                 1996                                1996
                                                            --------------------------------------------------

           Land                                             $         10,518                   $        10,518
           Building and building improvements                         49,773                            36,939
           Machinery and equipment                                   201,371                           185,580
           Projects in process                                        52,685                            26,389
                                                            ----------------                   ---------------
                                                                     314,347                           259,426

           Less accumulated depreciation
           and amortization                                           89,055                            62,043
                                                            ----------------                   ---------------
                                                            $        225,292                   $       197,383
                                                            ================                   ===============

(7)      Lines of Credit

         On October 31, 1996, the Company entered into an agreement for a line of credit with a syndicate of U.S. Banks for up to $90,000,000. The line was completed as a revolving line of credit for a two year period, maturing on October 31, 1998. The current line replaces all previous lines, with no material changes in interest rates or covenants. Lines of credit consist of the following (amounts in thousands):

                                                                 December 31,                    March 31,
                                                                    1996                           1996
                                                            --------------------------------------------------

         Unsecured line of credit with a syndicate of
         U.S.  banks for up to  $90,000,000,  bearing
         interest  at the  Prime  Rate or the  30-Day
         London  Interbank  Offered Rate (LIBOR) plus
         75   basis    points    (8.25%   and   6.41%
         respectively, at December 31, 1996) expiring
         October, 1998.                                     $       26,700                     $       21,000

         Unsecured   lines  of  credit  with  various
         Taiwan  financial  institutions  for  up  to
         $14,920,000   (U.S.   dollar    equivalent),
         borrowings predominately denominated in U.S.
         Dollars,  bearing  interest at the NT Dollar
         Prime Rate less 3.7% or the U.S.  Prime Rate
         less  1.3% (5% and  6.95%  respectively,  at
         December  31,  1996),  expiring  on  various
         dates through September 1998.                      $       11,013                     $       ----
                                                            --------------                     --------------

                                                            $       37,713                     $        21,000
                                                            ==============                     ===============

The agreement between the Company and the syndicate of U.S. banks requires the Company to achieve certain financial ratios and operating results. The Company was in compliance with these covenants as of December 31, 1996.

(8)      Stockholders' Equity

         Stock Split. On December 6, 1996, the Company's Board of Directors declared a 3-for-2 stock split in the form of a stock dividend on the Company's common stock, par value $.001 per share, to be effective January 6, 1997 for all stockholders of record on December 20, 1996. All per share data and financial information contained in this report have been restated to reflect this stock split.

         Stock Repurchase Activity. In connection with a stock repurchase program, during the nine months ended December 31, 1996, the Company purchased a total of 1,326,477 shares of the Company's common stock in open market activities at a total cost of $19,463,000. Through December 31, 1996, the Company had reissued through stock option exercises and the Company's stock purchase plan a total of 792,477 shares of the Company's common stock held in treasury.

         Also in connection with the stock repurchase program, as of December 31, 1996, the Company held unexpired put options for 450,000 shares. The unexpired put options have expiration dates ranging from January 10, 1997 to July 10, 1997 at prices ranging from $15.00 to $21.25. The net proceeds from the sale and repurchase of put options have been credited to additional paid-in capital. For the nine months ended December 31, 1996, $770,650 was charged to additional paid-in capital due to the repurchase of put options.

(9)      Supplemental Cash Flow Information

         Cash paid for income taxes amounted to $5,340,000 and $15,560,000 during the nine months ended December 31, 1996 and 1995 respectively. Cash paid for interest amounted to $2,731,000 and $1,799,000 for each of the nine month periods ended December 31, 1996 and 1995.

(10)     Subsequent Events

         On January 16, 1997, the Company filed a registration statement on Form S-3 (Registration Statement No. 333-19919) for a public offering of 1,000,000 shares of Common Stock, plus up to 150,000 shares to cover over allotment, (the "Registration Statement"). The Registration Statement has not yet become effective. The net proceeds of the offering, if any when complete, will be used primarily to reduce outstanding indebtedness incurred by the Company to fund wafer fabrication, test capacity and repurchases of the Company's Common Stock, and for other working capital and general corporate purposes.

               MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

         The Company's net sales for the quarter ended December 31, 1996 were $87.1 million, an increase of 11.5% over sales of $78.1 million for the corresponding quarter of the previous fiscal year, and an increase of 9.5% from the previous quarter's sales of $79.5 million. Net sales for the nine months ended December 31, 1996 were $240.7 million, an increase of 12.6% over sales of $213.8 million in the corresponding period of the previous fiscal year. Primarily due to the Company's emphasis on higher margin products, the Company experienced growth in sales of 8-bit microcontrollers and serial and parallel EEPROM memories over these periods and a moderate decline in sales of its lower margin memory and other product categories. The Company anticipates that the sales mix of these product categories will not change substantially in future periods.

         The Company's family of 8-bit microcontrollers represents the largest component of Microchip's total net sales. Microcontrollers and associated application development systems accounted for 65.9% and 59.9% of total net sales in the quarters ending December 31, 1996 and 1995, respectively. A related component of the Company's product sales consists of serial and parallel EEPROM memories. These products accounted for 30.5% and 35.9% of total net sales in the quarters ended December 31, 1996 and 1995, respectively. The remaining components of total net sales were the Company's lower margin memory and other miscellaneous products which accounted for 3.6% and 4.2% of total net sales in the quarters ended December 31, 1996 and 1995, respectively. Microcontrollers and associated application development systems accounted for 64.3% and 60.2% of total net sales in the nine months ended December 31, 1996 and 1995, respectively. Serial and parallel EEPROM memory products accounted for 31.6% and 33.0% of net sales in the nine months ended December 31, 1996 and 1995, respectively. The remaining components of total net sales were the Company's lower margin memory and other miscellaneous products which accounted for 4.1% and 6.8% of total net sales in the nine months ended December 31, 1996 and 1995, respectively.

         The Company's overall average selling prices for its embedded control products have remained relatively constant while average selling prices of its non-volatile memory products have declined gradually over time. During the nine months ended December 31, 1996, the Company experienced increased pricing pressure on its non-volatile memory products due primarily to industry inventory correction activities. There can be no assurance that average selling prices for the Company's embedded control or other products will not experience increased pricing pressure in the future. An increase in pricing pressure could adversely affect the Company's operating results. There can be no assurance that average selling prices or operating margins for the Company's products will remain constant in the future due to competitive and other pressures. The foregoing statements regarding product mix, average selling prices, pricing pressures, and operating margins are forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbors created thereby. Actual results could differ materially because of the following factors, among others: competition and competitive pressures on pricing and product availability; customer inventory levels, order patterns and seasonality; the cyclical nature of both the semiconductor industry and the markets addressed by the Company's products; the level of orders that are received and can be shipped in a quarter; market acceptance of the products of both the Company and its customers; demand for the Company's products; fluctuations in production yields, production efficiencies, overall capacity utilization, changes in product mix; and absorption of fixed costs, labor and other fixed manufacturing costs.

         Foreign sales represented 69.2% of net sales in the current fiscal quarter, 63.0% of net sales in the corresponding quarter of the previous fiscal year and 63.1% of net sales in the previous quarter. Foreign sales represented 66.4% and 65.0% of net sales for the nine months ended December 31, 1996 and 1995 respectively. The Company's foreign sales have been predominantly in Asia, Europe and Japan which the Company attributes to the manufacturing strength in those areas for consumer, automotive, office automation, communications and industrial products. The majority of foreign sales are U.S. dollar denominated. The Company has entered into and, from time to time, will enter into hedging transactions in order to minimize exposure to currency rate fluctuations. Although none of the countries in which the Company conducts significant foreign operations has had a highly inflationary economy in the last five years, there can be no assurance that inflation rates or fluctuations in foreign currency rates in countries where the Company conducts operations will not adversely affect the Company's operating results in the future.

         Additional Factors Affecting Operations. The Company's net sales in any given quarter are dependent upon a combination of orders received in that quarter for shipment in that quarter ("turns orders') and shipments from backlog. The Company has emphasized its ability to respond quickly to customer orders as part of its competitive strategy. This strategy, combined with current industry conditions, is resulting in customers placing orders with relatively short delivery schedules. This has the effect of increasing turns orders as a portion of the Company's business in any given quarter and reducing the Company's visibility on net sales. The percentage of turns orders has increased in each quarter of fiscal 1997 and, in order for the Company to continue growth in net sales, is expected in increase further in the fourth quarter of fiscal 1997. Because turns orders are more difficult to predict, there can be no assurance that the combination of turns orders and backlog in any quarter will be sufficient to achieve growth in net sales. If the Company does not achieve a sufficient level of turns orders in a particular quarter, the Company's revenues and operating results would be materially adversely affected.

         The Company believes the future growth of its 8-bit family of microcontroller products and related memory product sales will depend largely upon the Company's success in having its current and new products designed into high-volume customer applications. Design wins typically precede the Company's volume shipment of products for such applications by 15 months or more. The Company also believes that shipment levels of its proprietary application development systems are an indicator of potential future design wins and microcontroller sales. During the quarter ended December 31, 1996, the Company continued to achieve additional design wins and ship a high level of application development systems. However, there can be no assurance that any particular development system sale will result in a product design win or that any particular design win will result in future product sales.

         The Company's operating results are affected by a wide variety of other factors which could adversely impact its net sales and profitability, many of which are beyond the control of the Company. These factors include the Company's ability to design and introduce new products on a timely basis, market acceptance of products of both the company and its customers, customer demand for the Company's products, customer order patterns and seasonality, changes in product mix, whether the Company's customers buy from a distributor or directly from the Company, expansion of direct sales efforts which adversely affect relationships with distributors, product performance and reliability, product obsolescence, the amount of any product returns, availability and utilization of manufacturing capacity, fluctuations in manufacturing yield, the availability and cost of raw materials, equipment and other supplies, the cyclical nature of both the semiconductor industry and the markets addressed by the Company's products, technological changes, competition and competitive pressures on prices, and economic, political or other conditions in the United States, Taiwan, Thailand and other worldwide markets served by the Company. The Company believes its ability to continue to increase its manufacturing capacity to meet customer demand and maintain satisfactory delivery schedules will be an important competitive factor. As a result of the increase in fixed costs and operating expenses related to expanding its manufacturing capacity, the Company's operating results may be adversely affected if net sales do not increase sufficiently to offset the increased costs. The Company's products are incorporated into a wide variety of consumer, automotive, office automation, communications and industrial products. A slowdown in demand for products which utilize the Company's products as a result of economic or other conditions in the United States or worldwide markets served by the Company could adversely affect the Company's operating results.

         Gross Profit. The Company's gross profit was $43.5 million for the quarter ended December 31, 1996 compared with $40.4 million in the corresponding quarter of the prior year and $39.8 million in the previous quarter. Gross profit as a percent of sales was 50.0% in the current quarter, 51.7% in the corresponding quarter of the prior fiscal year and 50.0% in the previous quarter. Gross profit for the nine month period ended December 31, 1996 was $119.9 million and 49.8% of net sales compared to $110.8 million and 51.8% of net sales in the corresponding period of the prior fiscal year. Gross profit percent remained at the same level as in the prior fiscal period and was down from prior year levels, primarily as a result of reduced 5-inch wafer production at one of the Company's wafer fabs. The Company anticipates that its cost of sales will fluctuate over time, driven primarily by the product mix of 8-bit microcontroller products and related memory and commodity memory products, manufacturing yields, wafer fab loading levels and competitive and economic conditions. The Company anticipates that its gross profit percentage will fluctuate over time, driven primarily by product mix, manufacturing yields and competitive and economic conditions. The Company is continuing the process of transitioning products to smaller geometries and to larger wafer sizes. An 8-inch pilot line was established at the Tempe wafer fab during fiscal 1997 and the Company plans to convert the Tempe fab from a 6-inch facility to an 8-inch facility over time. In addition, the Company has begun the implementation of a
0.7 micron process to which it expects to transition over time. The foregoing statements relating to anticipated gross margins, cost of sales, and the transition to higher yielding manufacturing processes are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbors created thereby. Actual results could differ materially because of the following factors, among others: fluctuations in production yields, production efficiencies, overall capacity utilization; cost and availability of raw materials; absorption of fixed costs, labor and other direct manufacturing costs; the timing and success of the manufacturing process transition; changes in product mix; competitive pressures on prices; and other economic conditions in the United States and other worldwide markets.

         The Company has consistently presented its results of operations for all periods on the last-in first-out (LIFO) method and has assessed the net realizable value of inventory based on LIFO costs. LIFO has the effect of matching current costs of production with sales generated during the same period. Production costs have generally decreased over time due to improvements in manufacturing productivity and yields, resulting in lower cost of sales. This downward trend in production costs has resulted in lower cost of sales on a LIFO basis than would have been recognized had a first-in, first-out (FIFO) basis been utilized, decreasing cost of sales $679,000 for the nine months ended December 31, 1996. As a result of changes in sales and product mix which affected production costs, the LIFO inventory decreased and cost of sales increased by $100,000 for the three months ended December 31, 1996 and by $250,000 and $800,000 for the three months and nine months ended December 31, 1995, respectively.

         Nearly all of Microchip's assembly operations and a portion of its test requirements are performed by third-party contractors in order to meet product shipment requirements. Reliance on third parties involves some reduction in the Company's level of control over these portions of its business. While the Company reviews the quality, delivery and cost performance of these third-party contractors, there can be no assurance that reliance on third-party contractors will not adversely impact results in future reporting periods if any third-party contractor is unable to maintain assembly and test yields and costs at approximately their current levels.

         The Company owns test facilities in Kaohsiung, Taiwan, Republic of China and Chachoengsao, Thailand, near Bangkok. The Company also uses various third-party contractors in Thailand, the Philippines and other locations in Asia for assembly and test. The Company's reliance on facilities in these countries, and maintenance of substantially all of its finished goods inventory overseas, entails certain political and economic risks, including political instability and expropriation, supply disruption, currency controls and exchange fluctuations, as well as changes in tax laws, tariff and freight rates. The Company has not experienced any significant interruptions in its foreign business operations to date. Nonetheless, the Company's business and operating results could be adversely affected if foreign operations or international air transportation were disrupted.

         During the fiscal quarter ended December 31, 1996, the Company began the process of bringing its wholly-owned Chachoengsao, Thailand test facility, located near Bangkok, on line for production volumes. While the Company believes the long- term costs at this facility will be at or below existing costs for similar activities, there may be a short-term impact to operating income in fiscal 1997 relating to production efficiencies and yields, operation levels, fixed cost absorption and operating cost levels. It is anticipated that the Chachoengsao, Thailand facility will reach optimal loading by the beginning of fiscal 1998. The foregoing statement is a forward-looking statement within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and is subject to the safe harbors created thereby. Actual results could differ materially because of the following factors, among others: delays in construction and facilitation of the Chachoengsao, Thailand facility; production yields and efficiencies; factory absorption rates; capacity loading; political instability and expropriation; supply disruption; operating cost levels; and the rate of revenue growth.

         Research and Development. The Company is committed to continued investment in new and enhanced products, including its development systems software and in its design and manufacturing process technology, which is a significant factor in maintaining the Company's competitive position. The dollar investment in research and development increased 12.5% in the current fiscal quarter relative to the corresponding quarter of the prior fiscal year, and increased by 10.2% compared to the investment in the immediately preceding quarter. Research and development costs increased 12.1% in the nine month period ended December 31, 1996 compared to the corresponding period of the prior fiscal year. The Company will continue to invest in research and development in the future, including an investment in process and product development associated with the capacity expansion of the Company's fabrication facilities. The Company's inability to complete, or delay in completing, new product introductions and manufacturing process improvements could have a material adverse impact on the Company's future operating results and competitive position.

         Selling, General and Administrative. Through expense controls and operating efficiencies, the Company has reduced selling, general and administrative expenses in the current fiscal quarter to 16.4% of net sales as compared to 17.1% of net sales in the corresponding quarter of the prior fiscal year. Selling, general and administrative expenses in the prior quarter were 17.1% of sales. Selling, general and administrative expenses were 16.8% and 17.1% of net sales in the nine month periods ended December 31, 1996 and 1995, respectively. This has been achieved while the Company has continued to invest significantly in incremental worldwide sales and technical support resources to promote the Company's embedded control products. However, there can be no assurance that revenue growth in the future will be sufficient to maintain the current level in selling, general and administrative expenses as a percentage of sales.

         Other Income (Expense). Interest income of $294,000 in the current fiscal quarter decreased from $494,000 in the corresponding quarter of the prior fiscal year and from $330,000 in the previous quarter. Interest income of $1,038,000 in the nine months ended December 31, 1996 decreased from $1,516,000 in the corresponding period of the prior fiscal year. The decrease in both instances is attributable to lower invested cash balances.

         Interest expense of $1,061,000 in the current fiscal quarter increased from $618,000 in the corresponding quarter of the prior fiscal year and from $1,001,000 in the previous quarter. Interest expense of $2,821,000 in the nine months ended December 31, 1996 increased from $1,793,000 in the corresponding period of the prior fiscal year. The increase in interest expense is related to additional borrowings associated with the Company's capital equipment additions and stock repurchase program. Other income represents immaterial non-operating items. On January 16, 1997, the Company filed a registration statement for a public offering of 1,000,000 shares of Common Stock, plus up to 150, 000 shares to cover over allotment, (see Item 5, "Other Information"). The proceeds from the offering, if and when completed, will be used primarily to reduce outstanding indebtedness incurred by the Company to fund wafer fabrication, final test capacity and repurchases of the Company's Common Stock, and for other working capital and general corporate purposes. This will have the effect of reducing interest expense in the next fiscal quarter and in the first quarter of fiscal 1998. It is currently anticipated that, thereafter, due to increased capital spending planned for fiscal 1998, borrowings and interest expense will increase.

         The  use  of  available   cash  and  debt  to  fund  expected   capital
expenditures in future periods, without additional capital provided from financing activities, will result in an increase in interest expense.

         Provision for Income Taxes. Provisions for income taxes reflect taxes on foreign earnings and federal and state income taxes on U.S. earnings. The Company had an effective tax rate of 27.0% and 28.2% for the three month periods ended December 31, 1996 and 1995, respectively. Effective tax rates for the nine months ended December 31, 1996 and 1995 were 27.0% and 28.3% respectively. The Company has achieved a 27.0% effective tax rate as a result of its geographical mix of sales and earnings, foreign tax holidays and foreign tax rates that are lower than the U.S. Federal rate of 35%. The Company currently believes that the tax rate for the foreseeable future will remain at approximately 27.0%, however, there can be no assurance that the Company will maintain such a rate in the future due to possible changes in tax laws and regulations and other factors.

Liquidity and Capital Resources

         The Company had $22.0 million in cash as of December 31, 1996, a decrease of $9.1 million from the March 31, 1996 balance. The Company has an unsecured short-term line of credit totaling $14.9 million with certain foreign banks. As of December 31, 1996, $11.0 million had been utilized under the financing arrangements with the foreign banks. There are no covenants related to the foreign line of credit. The Company also has an unsecured line of credit with a syndicate of U.S. banks totaling $90.0 million. As of December 31, 1996, $26.7 million had been utilized under the financing arrangements. The domestic line of credit requires the Company to achieve certain financial ratios and operating results. The Company was in compliance with these covenants as of December 31, 1996.

         At December 31, 1996, an aggregate of $67.2 million of these facilities was available, subject to financial covenants and ratios with which the Company is currently in compliance. The Company's ability to fully utilize these facilities is dependent on the Company remaining in compliance with such covenants and ratios.

         During the nine months ended December 31, 1996, the Company generated $49.6 million of cash from operating activities, a decrease of $4.0 million from the corresponding period of the previous fiscal year. The reduction in cash flow from operations was primarily due to the reduction in net income (as a result of the restructuring and write-off of in-process technology), an increase in depreciation charges and changes in accounts payable and accrued liabilities.

         The Company's level of capital expenditures varies from time to time as a result of actual and anticipated business conditions. Capital expenditures in the nine months ended December 31, 1996 and 1995 were $60.0 million and $84.8 million, respectively. Capital expenditures were primarily for the expansion of production capacity and the addition of research and development equipment in each of these periods. The Company currently anticipates spending approximately $140 million during the next twelve months primarily for additional capital equipment to increase capacity at its wafer fabrication facilities, to construct additional facilities and to expand test operations. Capital expenditures will be financed by cash flow from operations, existing cash, available debt arrangements, proceeds from the recently announced public offering, if and when completed, (see Item 5, "Other Information") and other sources of financing, including debt or additional equity financing. The Company believes that the capital expenditures anticipated to be incurred over the next twelve months will provide sufficient additional manufacturing capacity to meet its needs for that period.

         Net cash provided by financing activities was $1.3 million and $17.5 million for the nine months ended December 31, 1996 and 1995, respectively. Repurchases of common stock were $19.5 million for the nine month period ended December 31, 1996. Proceeds from the sale of stock and put options was $8.4 million and $5.6 million for the nine months ended December 31, 1996 and 1995, respectively. Proceeds from the issuance of long term debt was $2.9 million for the nine months ended December 31, 1995. Payments on long term debt and capital lease obligations were $4.4 million and $4.6 million for the nine months ended December 31, 1996 and 1995, respectively. Net proceeds from lines of credit was $16.7 million and $13.5 million for the nine months ended December 31, 1996 and December 31, 1995 respectively.

         The Company believes that proceeds from the recently announced public offering, if and when completed, (see Item 5, "Other Information"), combined with cash generated from operations and borrowings under its bank line of credit will be sufficient to meet the Company's currently anticipated cash requirements for at least the next twelve months. However, due to the capital intensive nature of the semiconductor industry, the Company may seek debt financing and/or additional equity during the next twelve months. There can be no assurance that such financing will be available on acceptable terms, and any additional equity financing would result in additional dilution to existing stockholders. The foregoing statements relating (i) to the level of capital expenditures, (ii) sufficient manufacturing capacity; (iii) anticipated cash requirements; and (iv) adequacy and availability of capital resources, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbors created thereby. Actual results could differ materially because of the following factors, among others: future operating results; the cyclical nature of both the semiconductor industry and the markets addressed by the Company's products; customer demand for the Company's products; the availability of equipment and other supplies; the amount and timing of cash flows generated from operations; and economic conditions in the United States and other worldwide markets.

PART II.  OTHER INFORMATION

Item 5.  OTHER INFORMATION

         On December 6, 1996, the Company's Board of Directors declared a 3-for-2 stock split in the form of a stock dividend on the Company's Common Stock, par value $.001 per share to be effective January 6, 1997 for all stockholders of record on December 20, 1996. All per share data and financial information contained in this Report have been restated to reflect this stock split.

         On January 16, 1997, the Company filed a registration statement on Form S-3 (Registration Statement No. 333-19919) for a public offering of 1,000,000 shares of Common Stock, plus up to 150,000 shares to cover over allotment, (the "Registration Statement"). The Registration Statement has not yet become effective. The net proceeds of the offering, if and when completed, will be used primarily to reduce outstanding indebtedness incurred by the Company to fund wafer fabrication, final test capacity and repurchases of the Company's Common Stock, and for other working capital and general corporate purposes. The Common Stock to be sold under the Registration Statement cannot be sold, nor may offers to buy be accepted, prior to the time the Registration Statement becomes effective.

         The Company is currently in discussions with Lucent Technologies Inc. ("Lucent") regarding alleged infringement of certain of Lucent's semiconductor patents. The Company has investigated Lucent's claims and believes it does not infringe any of the asserted patents. Notwithstanding the Company's position, the Company and Lucent have exchanged various proposals for a patent license, but, to date, have been unable to reach an agreement. Although the outcome of the discussions with Lucent is not presently determinable, the Company believes that, should a license be necessary, the Company will be able to obtain a license with Lucent on commercially reasonable terms. However, no assurances can be given that a mutually satisfactory conclusion will be achieved. In such event, the Company may be subject to litigation, which could result in substantial cost to the Company and diversion of management effort. If unsuccessful, the Company could be forced to pay royalties on past and future sales. Any such litigation and/or royalty payments could have a material adverse impact on the Company's business and operating results.

         The Securities and Exchange Commission is presently conducting a private, non-public investigation into matters relating to the Company's disclosure on February 26, 1996 that revenues and earnings for the quarter ended March 31, 1996 would be lower than previously estimated. While the outcome of the investigation, and its effect on the Company, if any, cannot be predicted at the present time, the Company does not believe that the investigation will result in a material adverse effect on the Company.

         The Company's operating results are affected by a wide variety of factors which could adversely impact its net sales and profitability, many of which are beyond control of the Company. For a complete description of those factors, please refer to the Registration Statement under "Risk Factors".

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.

      (a)               Exhibits

                        Exhibit 11       Computation of Net Income Per Share

      (b)               Reports on Form 8-K.

                        The registrant did not file any reports on Form 8-K during the quarter ended December 31, 1996.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               MICROCHIP TECHNOLOGY INCORPORATED


Date:  January 23, 1997        By:   /s/ C. Philip Chapman
     ---------------------       -----------------------------------
                                     C. Philip Chapman
                                     Vice President, Chief Financial Officer
                                     and Secretary (Duly Authorized Officer, and
                                     Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX


         Exhibit No.                                                    Page No.
         -----------                                                    --------



                  11       Computation of Net Income Per Share.............21