Form 10-K
period 1997-03-31
MICROCHIP TECHNOLOGY INC
filed 1997-05-27
CIK 827054

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

 (Mark One)

 X       Annual  report  pursuant  to  Section  13 or  15(d)  of the  Securities
---      Exchange Act of 1934 (No fee required, effective October 7, 1996)

         For the fiscal year ended March 31, 1997 or

___ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required)

         For the transition period from _________ to __________

         Commission File Number:    0-21184

                        MICROCHIP TECHNOLOGY INCORPORATED
             (Exact Name of Registrant as Specified in Its Charter)
              ----------------------------------------------------

        Delaware                                          86-0629024
(State of Incorporation)                    (I.R.S. Employer Identification No.)

                   2355 W. Chandler Blvd., Chandler, AZ 85224
          (Address of Principal Executive Offices, Including Zip Code)

                                 (602) 786-7200
              (Registrant's Telephone Number, Including Area Code)

           Securities registered pursuant to Section 12(b) of the Act:

                                      None

           Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, $.001 Par Value Per Share


         The  registrant  (1) has  filed  all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

         Yes    X                No
               ---                  ---

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of Form 10-K or any amendment to this Form 10-K. (_)

         The approximate aggregate market value of the voting stock of the registrant beneficially owned by stockholders, other than directors, officers and affiliates of the registrant, at April 27, 1997 was: $1,546,133,816.

         Number of shares of Common Stock, $.001 par value, outstanding as of April 27, 1997 was: 53,198,679.

                       Documents Incorporated by Reference
                       -----------------------------------

         Document                                      Part of Form 10-K
         --------                                      -----------------
         Proxy Statement for the 1997 Annual                   III
         Meeting of Stockholders

--------------------------------------------------------------------------------

                                     PART I


Item 1.       BUSINESS

     Microchip Technology Incorporated, a Delaware corporation ("Microchip" or the "Company") develops, manufactures and markets field programmable 8-bit microcontrollers, application-specific standard products (ASSPs) and related memory products for high-volume embedded control applications in the consumer, automotive, office automation, communications and industrial markets. The Company provides cost-effective field programmability for high-volume applications and believes that its PIC(R) product family is a price/performance leader in the worldwide 8-bit microcontroller market. Microchip's embedded control products also offer the advantages of a small footprint and low voltage operation along with ease of development, enabling timely and cost-effective product integration by its customers. The Company's ASSP products include a variety of specialized integrated circuits, including KEELOQ(R) security products and QuickASIC(TM) gate array devices. The Company's memory products are primarily comprised of Serial EEPROMs, which are used primarily to provide additional memory in embedded control systems.

     Except as noted below, references to the Company include the Company and its subsidiaries. The Company's executive offices are located at 2355 West Chandler Boulevard, Chandler, Arizona 85224-6199 and its telephone number is
(602) 786-7200.

     The following discussion of the Company's business contains certain factors that may affect future operating results. For further discussion on certain factors that may affect the Company's future operating results, see
"Management's Discussion and Analysis of Financial Condition and Results of Operations," below.

Industry Background

     Competitive pressures increasingly require manufacturers to expand product functionality and provide differentiation while maintaining or reducing cost. To address these requirements, manufacturers increasingly use integrated circuit-based embedded control systems which provide an integrated solution for application-specific control requirements. Embedded control systems enable manufacturers to differentiate their products, replace less efficient electromechanical control devices, add product functionality and significantly reduce product costs. In addition, embedded control systems facilitate the emergence of complete new classes of products. Embedded control systems have been incorporated into thousands of products and subassemblies in a wide variety of markets worldwide, including automotive air bag systems, remote control devices, handheld tools, appliances, portable computers, cordless and cellular telephones, motor controls and security systems.

     Embedded control systems typically incorporate a microcontroller as the principal active, and sometimes sole, component. A microcontroller is a self-contained computer-on-a-chip consisting of a central processing unit, non-volatile program memory, RAM memory for data storage and various input/output functions. In addition to the microcontroller, a complete embedded control system incorporates application-specific software and may include specialized peripheral device controllers and external non-volatile memory components, such as EEPROMs, to store additional program software.

     The increasing demand for embedded control has made the market for microcontrollers one of the largest segments of the semiconductor logic market. Microcontrollers are currently available in 4-bit through 32-bit architectures. Although 4-bit microcontrollers are relatively inexpensive, typically costing under $1.00 each, they generally lack the minimum performance and features required by today's design engineers for product differentiation and are typically used only to provide basic functionality in products. While 16- and 32-bit architectures provide very high performance, they are prohibitively expensive for most high-volume embedded control applications, typically costing over $6.00 each. As a result, manufacturers of competitive, high-volume products have increasingly found 8-bit microcontrollers, that typically cost $1.00 to $8.00 each, to be the most cost-effective embedded control solution. For example, a typical new automobile may include one 32-bit microcontroller for engine control, three 16-bit microcontrollers for transmission control, audio systems and anti-lock braking, and up to 50 8-bit microcontrollers to provide other embedded control functions, such as door locking, automatic windows, sun roof, adjustable seats, electric mirrors, air bags, fuel pump, speedometer, and the security and climate control systems.

     Most microcontrollers available today are ROM-based and must be programmed by the semiconductor supplier during manufacturing, resulting in six-to-20 week lead times for delivery of such microcontrollers. In addition to delayed product introduction, these long lead times can result in potential inventory obsolescence and factory shutdowns when changes to the firmware are required. To address time-to-market constraints, some suppliers have made EPROM-, EEPROM-, or Flash Memory-based programmable microcontrollers available for prototyping and preproduction runs.

However, these microcontrollers have been relatively expensive, and manufacturers have still been required to send program code to the semiconductor factory for ROM programming as product changes are made. As a result, the long lead times for production volume microcontrollers have not been significantly reduced by traditional approaches.

Products

     Microchip's strategic focus is on embedded control products, primarily including microcontrollers, ASSPs, related memory products and application development systems.

     Microcontrollers

     Microchip offers a broad family of proprietary 8-bit field programmable microcontrollers under the PIC(R) name and has shipped more than 400 million PIC(R) microcontrollers to customers worldwide since 1990. The Company's PIC(R) products are designed for applications requiring high performance, fast time-to-market and user programmability. They feature low cost, low voltage and power, small footprint and ease of use. Microchip believes this product family is currently a price/performance leader in the 8-bit microcontroller marketplace. Microchip's performance results from an exclusive RISC-based architecture that provides significant speed advantages over the prevailing 8-bit CISC architectures. In addition to providing up to 33 MHz performance, this architecture offers up to a 2:1 software compaction advantage, thereby significantly reducing software development time. RISC architectures also have the advantage of being more easily scaled to higher internal clock speeds in future products. Microchip's field programmable 8-bit microcontroller prices range from approximately $.55 to $16.00 per unit.

     Microchip's original market focus was in the lowest cost segment of the 8-bit microcontroller marketplace. With its baseline 8-bit products, the Company built its current market position as a leading supplier of field programmable microcontrollers. Over the past three years, Microchip has introduced more than 60 new 8-bit microcontrollers targeted at the mid-range and high-end segments of the 8-bit microcontroller marketplace, as well as the lower end of the 16-bit microcontroller market. In addition, with its 8-pin, 8-bit microcontroller, introduced in the first quarter of fiscal 1997, the Company has also targeted a portion of the large 4-bit microcontroller marketplace. The Company believes that these additional segments represent a significant opportunity for future sales growth.

     Microchip has used its manufacturing experience and design and process technology to bring additional enhancements and manufacturing efficiencies to the development and production of its PIC(R) family of microcontroller products. This extensive experience base has enabled the Company to develop its advanced, low cost user programmability feature by incorporating non-volatile memory (EPROM, EEPROM and Flash Memory) into the microcontroller in addition to masked ROM.

     Development Systems

     The Company offers a comprehensive set of low cost and easy-to-learn application development tools. These tools enable system designers to quickly and easily program a PIC(R) microcontroller for specific applications and are a key factor for obtaining design wins. Microchip's family of development tools operates in the standard Windows environment on IBM-compatible hardware. Entry-level systems, which include an assembler and programmer hardware, are priced at less than $200. A fully configured system which also provides in-circuit emulation hardware, performance simulators and software debuggers is priced at approximately $3,700. Customers moving from entry-level designs to those requiring real-time emulation are able to preserve their investment in software tools as they migrate to future PIC(R) devices since all the product families are assembly- and C- language compatible.

     Many independent companies also develop and market application development tools and systems which support Microchip's standard microcontroller product architecture. The Company believes that familiarity with and adoption of the Company's, and third-party, development systems by an increasing number of product designers will be an important factor in the future selection of Microchip's embedded control products. These development tools allow design engineers to develop thousands of application-specific products from Microchip's standard field programmable microcontrollers. Currently, there are more than 100 third-party tool suppliers world wide whose products support the Company's proprietary microcontroller architecture.

     ASSPs (Application-Specific Standard Products)

     Microchip's application-specific standard products are specialized products designed to perform specific end-user applications as opposed to the Company's other products which are more general purpose in nature. The Company's ASSP device families currently include, among other specialized integrated circuit devices, KEELOQ(R) security products and QuickASIC(TM) gate array devices. KEELOQ(R) security products are designed for low cost, secure, uni-directional communications and verification purposes. Applications include automotive remote keyless entry systems, automotive immobilizer systems, automatic garage and gate openers and smart cards. QuickASIC(TM) gate array products are targeted at the growing FPGA conversion market opportunity.

     Memory Products

     Microchip's memory products consist primarily of Serial EEPROMs. The Company sells these devices primarily into the embedded control market and is the third largest supplier of such devices worldwide. EEPROM (electrically erasable programmable read only memory) products are used for non-volatile program and data storage in systems where such data must be modified frequently. Serial EEPROMs have a very low I/O pin requirement, permitting production of very small devices. As a result, Serial EEPROMs are widely used to supply non-volatile memory in space-sensitive applications such as portable computers, cellular and cordless telephones, pagers and remote control devices.

     Within this market, Microchip has emphasized providing Serial EEPROMs to customers that require features such as highly compact packaging, low operating voltage, reduced power consumption, extended data retention and high endurance. The Company addresses these requirements by offering products with extremely small package sizes and very low operating voltage for both read and write functions (1.8 volts in contrast with the industry standard of 3.3 volts), together with a wide operating voltage range (1.8 to 5.5 volts). High performance circuitry and microcode are also available to reduce power consumption when a device is not in use, while permitting immediate operating capability when required. The products also feature long data retention and high erase/write endurance.

     Microchip currently offers a complete Serial EEPROM family, which meets three principal industry bus interface standards and are available in most standard density, configuration and packaging alternatives. The Company's Smart Serials(TM) line of specialized Serial EEPROMs with user-configurable architecture and other advanced features targets applications such as cellular telephones and data communications.

     The Company's future operating results will depend to a significant extent on its ability to continue to develop and introduce new products on a timely basis which compete effectively on the basis of price and performance and which address customer requirements. If the Company were unable to design, develop and introduce competitive products on a timely basis, its future operating results would be adversely affected.

Manufacturing

     Microchip's ownership of its manufacturing resources is an important component of its business strategy, enabling it to maintain a high level of manufacturing control and to be one of the lowest cost producers in the embedded control industry. By owning its wafer fabrication and the majority of its test operations, and by employing proprietary statistical process control techniques, the Company has been able to achieve high production yields. Direct control over wafer fabrication also allows Microchip to shorten the Company's design and production cycles and to capture the manufacturing and a portion of the testing profit margin. Wafer fabrication and wafer test facilities are located in Chandler and Tempe, Arizona. The Company performs product test at its facilities in Kaohsiung, Taiwan and Chachoengsao, Thailand, located near Bangkok.

     Wafers are produced in Class 10 fabrication modules in Chandler ("Fab 1") and Tempe ("Fab 2") sites. Fab 1 currently contains approximately 24,000 square feet; construction is currently underway to add additional capacity of 3,000 square feet, which is presently anticipated to be completed in July, 1997. Fab 2 occupies approximately 25,000 square feet; construction is currently underway to add additional capacity of 20,000 square feet, which is presently anticipated to be completed in August, 1997. Fab 1 currently produces 5-inch and 6-inch wafers, while Fab 2 currently produce 6-inch and 8-inch wafers. Wafer sort is performed in an 8,000 square foot, Class 10,000 clean room, equipped with automated wafer handlers and test equipment. The two wafer fabrication sites are managed by the same management team and utilize similar production techniques.

     The Company is continuing the process of transitioning products to smaller geometries and to larger wafer sizes. Eight-inch wafer production commenced at Fab 2 in early fiscal 1998. In addition, the Company will continue the transition of products to its 0.7 micron process and has commenced development of its next generation technology. Other companies in the industry have experienced difficulty in effecting transitions to smaller geometry processes and to larger wafers and, consequently, have experienced reduced manufacturing yields or delays in product deliveries. The Company believes that its transition to smaller geometries and to larger wafers will be important for the Company to remain competitive and operating results could be adversely affected if the Company's transition is substantially delayed or inefficiently implemented.

     Microchip currently employs proprietary design and manufacturing processes in developing its microcontroller and memory products. The Company believes its processes afford it both cost-effective designs in existing and derivative products and greater functionality in new product designs. While many of the Company's competitors develop and optimize separate processes for their logic and memory product lines, Microchip uses a common process technology for both microcontroller and non-volatile memory products. This allows Microchip to more fully absorb its process research and development costs and to deliver new products to market more rapidly. Microchip engineers utilize advanced CAD tools and software to perform circuit design, simulation and layout. The Company's in-house photomask and wafer fabrication facilities enable it to rapidly verify design techniques by processing test wafers quickly and efficiently.

     Over the last several years, Microchip shifted its assembly operations from Company-owned facilities to third-party contractors in order to meet increased product shipment requirements. At March 31, 1997, all assembly was conducted by third-party contractors. During the third quarter of fiscal 1997, the Company commenced final test operations at its wholly-owned Chachoengsao test facility. Currently, the Chachoengsao test facility has the capacity to handle up to one million units per day. If required, the Chachoengsao facility could be expanded in the future to more than double its current capacity. The Company will continue to use third-party contractors to provide a majority of its assembly services. Reliance on third parties involves some reduction in the Company's level of control over the assembly and test portion of its business. While the Company reviews the quality, delivery and cost performance of these third-party contractors, there can be no assurance that increased reliance on third-party contractors will not adversely impact results in future reporting periods if any third-party contractor is unable to maintain assembly and test yields and costs at approximately their current levels. See also "Management's Discussion and Analysis of Financial Condition and Results of Operations - Gross Profit", below.

     The Company's Taiwan and Thailand subsidiaries test the majority of the products produced in Fab 1 and Fab 2. The 88,700 square foot Kaohsiung facility has a monthly capacity of 19 million plastic packages; the 150,000 square foot Chachoengsao facility has a monthly capacity of 30 million units. Final test and burn-in functions are handled by advanced automated equipment. The Company uses third-party contractors in Bangkok, Thailand to assemble a significant portion of its products. The balance of Microchip's assembly and test requirements are fulfilled by several third-party assembly and test contractors in Thailand, the Philippines, People's Republic of China, and several other countries in Asia and the Pacific Rim.

     The Company's reliance on facilities in Taiwan, Thailand, the Philippines and other foreign countries, and maintenance of substantially all of its finished goods inventory overseas, entails certain political and economic risks, including political instability and expropriation, supply disruption, currency controls and exchange fluctuations, as well as changes in tax laws, tariff and freight rates. Microchip currently employs the Alphatec Electronics Public
Company Limited group of companies ("Alphatec") headquartered in Bangkok, Thailand for a significant portion of its product assembly volume and a portion of its product final test capacity. While Alphatec's assembly and test operations have performed reliably for the Company for several years, Alphatec has recently experienced difficulty in obtaining financing in connection with some of its unrelated joint ventures involving semiconductor fabrication facilities in Thailand. Such financing difficulties have not impacted Alphatec's assembly and test facilities nor its provision of services to the Company. However, there can be no assurance that assembly and test operations will not be affected in the future. Microchip currently has second sources for product assembly and test for most of its package types and can shift its wafer output to other factories, if necessary, however, there can be no assurance that such action would not result in short-term disruption including possible temporary product shortages. The Company has not experienced any significant interruptions in its foreign business operations to date. Nonetheless, the Company's business and operating results could be adversely affected if foreign operations or international air transportation were disrupted.

     Due to the high fixed cost inherent in semiconductor manufacturing, increased manufacturing yields can have significant positive effects on gross profits and overall operating results. During fiscal 1997, the Company continued to focus on manufacturing productivity, and maintained average wafer fab line yields in excess of 90%. The yields are primarily driven by a comprehensive implementation of statistical process control, extensive employee training and selective upgrading of the Company's manufacturing facilities and equipment. Maintenance of manufacturing productivity and yields are important factors in the achievement of the Company's operating results. As is typical in the semiconductor industry, the Company has from time to time experienced lower than anticipated manufacturing yields. The Company's operating results would be adversely affected if it were unable to maintain yields at approximately the current levels.

     The raw materials and equipment used in the production of the Company's integrated circuits currently are available from a number of suppliers, and the Company is not materially dependent on any single source of supply. Although the Company has not experienced any material difficulty to date in obtaining raw materials or equipment, the interruption of certain components or ingredients of certain raw materials could reduce the availability or increase the cost of raw materials used by the Company. The manufacture and assembly of integrated circuits, particularly non-volatile, erasable CMOS memory and logic devices such as those produced by the Company, is a highly complex process and sensitive to a wide variety of factors, including the level of contaminants in the manufacturing environment, impurities in the materials used and the performance of the fabrication equipment.

Research and Development

     The Company's current research and development activities focus on the design of new microcontroller and memory products, ASSPs, new development systems, and software and application-specific software libraries. The Company is also developing new design and process technology to achieve further cost reductions and performance improvements in existing products. As of April 27, 1997, 243 employees were engaged in research and development. In fiscal 1997, 1996 and 1995, the Company's research and development expenses were $32.1 million, $27.5 million and $20.7 million, respectively. The Company expects that it will continue to spend substantial funds on research and development activities.

Sales and Distribution

     The Company markets its products worldwide through a direct sales organization and through distributors. In fiscal 1997, the Company derived approximately 40% of its net sales from direct sales to OEM customers and 60% from sales through distributors.

     The Company's direct sales force, currently consisting of 159 people, focuses on four geographical markets: the Americas, Europe, Asia/Pacific and Japan. In the Americas, the Company currently has Technical Support Centers in San Jose, Los Angeles, Dallas, Dayton, Chicago, Atlanta, Boston, New York and Toronto. Microchip also maintains Technical Support Centers in Tokyo, London, Munich, Paris, Milan, Taipei, Seoul, Singapore, Hong Kong, Shanghai, and Bangalore, India. Microchip's direct sales force is augmented by a worldwide network of national distributors and regional distributors in North and South America. Microchip's distribution effort also includes a network of manufacturer's representatives in North America and Europe.

     Microchip believes that a strong technical service presence is essential to the continued development of the embedded control market. The majority of Microchip's field sales engineers (FSEs), field application engineers (FAEs) and sales management have technical degrees and have been previously employed in an engineering environment. The Company believes the technical knowledge of its sales force is a key competitive advantage in the sale of field programmable products. Currently, Microchip has at least one dedicated application engineer in every Technical Support Center. The primary mission of the FAE team is to provide technical assistance to OEM customers, conduct periodic training sessions for FSEs, manufacturer's representatives and distributor sales teams. The FAEs also conduct frequent technical seminars in major cities around the world. FAEs also work closely with the Company's distributors and manufacturer's representatives to provide technical assistance in end-user support and to assist in the sales process.

     As is common in the semiconductor industry, the Company grants price protection to distributors. Under this policy, distributors receive a credit for the difference, at the time of a price reduction, between the price they were originally charged for products in inventory and the reduced price which the Company subsequently charges distributors. From time to time, distributors also receive credit on an individual basis for Company-approved price reductions on specific transactions. The Company also grants some distributors limited rights to return products. The Company defers recognition of net sales and profit on sales to distributors that have rights of return and price protection until those distributors have resold the products to end-customers.

     Foreign sales, primarily in Asia/Pacific, Japan and Europe, represented approximately 66%, 65% and 65% of consolidated net sales in the years ended March 31, 1997, 1996 and 1995, respectively. International sales are predominately billed in U.S. Dollars. Although foreign sales are subject to certain government export restrictions, the Company has not experienced any material difficulties as a result of export restrictions to date.

     The Company's policy is to hedge its net foreign currency positions in the normal course of business to reduce its exposure to fluctuations in foreign exchange rates. Foreign exchange gains and losses have not been material during fiscal years 1995 through 1997.

Backlog

     As of April 27, 1997, the Company's backlog was approximately $93.7 million as compared to $116.6 million as of April 26, 1996. The Company includes in its backlog all purchase orders scheduled for delivery within the subsequent 12 months.

     Microchip produces standard products that can be shipped from inventory within a short time after receipt of an order. The Company's business and, to a large extent, that of the entire semiconductor industry is characterized by short-term orders and shipment schedules. Orders constituting the Company's current backlog are subject to changes in delivery schedules or to cancellation at the option of the purchaser without significant penalty. Accordingly, although useful for scheduling production, backlog as of any particular date may not be a reliable measure of sales for any future period. Turns orders (orders received in a quarter for shipment in that quarter) have become an increasingly important component of the Company's quarterly operating results. See
"Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - Net Sales," below.


Competition

     The semiconductor industry is intensely competitive and has been characterized by price erosion, rapid technological change and foreign competition with respect to many products. The Company competes with major domestic and international semiconductor companies, many of which have greater market recognition and substantially greater financial, technical, marketing, distribution and other resources than the Company with which to pursue engineering, manufacturing, marketing and distribution of their products. Emerging companies are also increasing their participation in the market for embedded control applications. The Company's overall average selling prices for its microcontroller products have remained relatively constant while average selling prices of its non-volatile products have declined gradually over time. During fiscal 1997, the Company experienced increased pricing pressure on its non-volatile memory products due primarily to a worldwide industry inventory correction and the less proprietary nature of these products. There can be no assurance that average selling prices for the Company's microcontroller or other products will not experience increased pricing pressure in the future. An increase in pricing pressure could adversely affect the Company's operating results. In addition, the Company's ability to compete successfully depends on a number of factors both within and outside its control, including the quality, performance, reliability, features, ease of use, pricing and diversity of its products; the quality of its customer service and its ability to address the needs of its customers; its success in designing and manufacturing new products including those implementing new technologies; efficiency of production, adequate sources of raw materials and other supplies at acceptable prices; protection of the Company's products and processes by effective utilization of intellectual property laws; the rate at which customers incorporate the Company's products into their own products; product introductions by the Company's competitors; the number, nature and success of its competitors in a given market; and general market and economic conditions. Furthermore, capacity in the semiconductor industry is increasing over time and such increased capacity or improved product availability could adversely affect the Company's competitive position.

     The Company currently competes principally on the basis of the technical innovation and performance of its embedded control products, including their speed, functionality, density, power consumption, reliability and packaging alternatives, as well as on price and product availability. The Company believes that other important competitive factors in the embedded control market include ease of use, functionality of application development systems and technical service and support. The Company believes that it competes favorably with other companies on all of these factors, although there is no assurance that the Company will continue to be able to compete successfully in the future.

Patents, Licenses and Trademarks

     The  Company's  success  depends in part on its ability to obtain  patents, licenses and other intellectual property rights covering its products and manufacturing processes, and to protect its proprietary information. As of March 31, 1997, the Company owned 46 U.S. patents and eight foreign patents, expiring on various dates between 1997 and 2015, and had an additional 49 U.S. patent applications and 44 foreign patent applications pending. The Company intends to continue to seek patents on its inventions used in its products and manufacturing processes. However, the Company believes that its continued success depends primarily on such factors as the technological skills and innovative abilities of its personnel rather than on its patents. There can be no assurance the Company's existing patents or any new patents that are issued will be of sufficient scope or strength to provide meaningful protection or other commercial advantage to the Company.

     The Company acquired a nonexclusive, royalty-free license under certain semiconductor patents owned by General Instrument in connection with the acquisition and formation of the Company in 1989. The license extends for the life of the licensed patents and is subject to early termination upon assignment without General Instrument's consent, to any entity with annual revenues of more than $100 million that acquires control of the Company. The Company also acquired certain cross licenses between General Instrument and other semiconductor patent owners.

     In October, 1991, the Company acquired a nonexclusive, nontransferable license for certain EPROM and EEPROM patents owned by Intel Corporation. This license extends for the life of the licensed patents. The license may require the payment of royalties under certain circumstances.

     As is typical in the semiconductor industry, the Company has from time to time received, and may in the future receive, communications alleging possible infringement of patents or other intellectual property rights of others. The Company investigates all such notices and responds as it believes is appropriate. The Company is currently in discussions with several other companies regarding intellectual property licenses of such other companies' semiconductor patents and technology. Based on industry practice, the Company believes that in most cases it could obtain any necessary licenses or other rights on commercially reasonable terms. However, no assurance can be given that licenses would be on acceptable terms, that litigation would not ensue or that damages for any past infringement would not be assessed. Litigation, which could result in substantial cost to the Company and diversion of management effort, may be necessary to enforce patents or other intellectual property rights of the Company or to defend the Company against claimed infringement of the rights of others. The failure to obtain necessary licenses or other rights or litigation arising out of infringement claims, could have a material adverse effect on the Company's business and results of operations.

     The Company is currently in discussions with Lucent Technologies Inc. ("Lucent") regarding alleged infringement of certain of Lucent's semiconductor patents. The Company has investigated Lucent's claims and believes it does not infringe any of the asserted patents. Notwithstanding the Company's position, the Company and Lucent have exchanged various proposals for a patent license, but, to date, have been unable to reach an agreement. Although the outcome of the discussions with Lucent is not presently determinable, the Company believes that, should a license be necessary, the Company will be able to obtain a license from Lucent on commercially reasonable terms. However, no assurances can be given that a mutually satisfactory conclusion will be achieved. In such event, the Company may be subject to litigation, which could result in substantial cost to the Company and diversion of management effort. If unsuccessful, the Company could be forced to pay royalties on past and future sales. Any such litigation and/or royalty payments could have a material adverse impact on the Company's business and operating results.

Environmental Regulation

     The Company is subject to a variety of federal, state and local governmental regulations related to the use, storage, discharge and disposal of toxic, volatile or otherwise hazardous chemicals used in its manufacturing processes, including the Resource Conservation and Recovery Act, the
Comprehensive Environmental Response, Compensation and Liability Act, the Superfund Amendment and Reauthorization Act, the Clean Air Act and the Water Pollution Control Act. The Company believes it has obtained all necessary environmental permits to conduct its business. Although the Company believes that its activities conform to presently applicable environmental regulations, the failure to comply with present or future regulations could result in fines being imposed on the Company, suspension of production or a cessation of operations. While the Company has not experienced any materially adverse effects on its operations from governmental regulations, there can be no assurance that changes in such regulations will not require the Company to acquire costly equipment or to incur other significant expenses to comply with environmental regulations. Any failure by the Company to control the use of or adequately restrict the discharge of hazardous substances could subject it to future liabilities. There can be no assurance that environmental problems will not occur in the future which could subject the Company to future costs or liabilities.

Employees

     As of April 27, 1997, the Company had 1,879 employees, including 1,330 in manufacturing, 243 in research and development, 190 in sales and marketing and 116 in finance and administration. Approximately 42% of the Company's employees work at the final test facilities located in Kaohsiung, Taiwan and Chachoengsao, Thailand. No employees in the U.S. or Thailand are represented by a labor organization. All employees in the Kaohsiung facility, except for certain management employees, are represented by a labor organization. The Company has never had a work stoppage and believes that its employee relations are good.

Executive Officers

     The following sets forth certain information regarding the Company's executive officers as of April 27, 1997:

     Name                    Age          Position
     ----                    ---          --------
Steve Sanghi                 41       Chairman of the Board, President and Chief Executive Officer
Timothy B. Billington        54       Vice President, Manufacturing Operations
C. Philip Chapman            43       Vice President, Chief Financial Officer and Secretary
Robert A. Lanford            55       Vice President, Worldwide Sales
George P. Rigg               57       Vice President, Advanced Microcontroller and Technology Division
Mitchell R. Little           44       Vice President, Standard Microcontroller and ASSP Division

     Mr. Sanghi is currently, and has been since August, 1990, President of the Company, since October, 1991, Chief Executive Officer and since October, 1993, Chairman of the Board of Directors. He has served as a director of the Company since August, 1990. He served as the Company's Chief Operating Officer from August, 1990 through October, 1991 and as Senior Vice President of Operations from February, 1990 through August, 1990. Mr. Sanghi holds an M.S. degree in Electrical and Computer Engineering from the University of Massachusetts and a B.S. degree in Electronics and Communication from Punjab University, India. Mr. Sanghi is also a director of ADFlex Solutions, Inc., a U.S. supplier of flexible circuit-based interconnect solutions.

     Mr. Billington has served as Vice President, Manufacturing Operations since October, 1994 and was Vice President, Process Development and Manufacturing Operations from April, 1991 until October, 1994. Prior to his appointment as Vice President, Mr. Billington served as Director of Wafer Fabrication from November, 1990 to April, 1991 and Wafer Fabrication Manager from June, 1989 to November, 1990. Mr. Billington holds a B.S. degree in marketing from Abilene Christian University.

     Mr. Chapman has served as the Company's Vice President and Chief Financial Officer since joining the Company in September, 1992 and as Secretary of the Company since December, 1992. Prior to joining the Company, Mr. Chapman was employed by Syntellect Inc., a telecommunication systems company, where he served as Executive Vice President, Finance and Operations, and Chief Financial Officer from 1988 to 1992. Mr. Chapman holds an M.B.A. from the Harvard Graduate School of Business Administration and B.A. degrees in Accounting and Managerial Finance from the University of California.

     Mr. Lanford has served as Vice President, Worldwide Sales for the Company since April, 1991. From May, 1990 to April, 1991, Mr. Lanford was Vice President, Marketing for Specialty Development Corporation, a distributor of semiconductor devices and other computer peripherals. From 1987 to 1990, Mr. Lanford served as Vice President of Sales and Marketing and a director for AIM Technology, a computer software company. Mr. Lanford holds a B.S. degree in Electrical Engineering from Arizona State University.

     Mr. Rigg has served as Vice President, Advanced Microcontroller and Technology Division since November, 1995. From June, 1989 to November, 1995, he served as Vice President, Logic Products Division. From 1981 to 1989, Mr. Rigg held a number of senior management positions with Advanced Micro Devices, Inc., a semiconductor company, including Vice President, Embedded Processor Division, Managing Director of Programmable Microprocessors and Product Line Manager for Interface and LAN. Mr. Rigg holds a B.S. degree in Physics from Manchester University, England.

     Mr. Little has served as Vice President, Standard Microcontroller and ASSP Division since November, 1995. From September, 1993 to November, 1995, he served as Vice President, Memory Products and ASSP Division. Prior to his appointment as Vice President, Mr. Little served as Division Director for the Company's Memory Products Division from July, 1991 to September, 1993, and as Director of Memory Marketing from November, 1989 to July, 1991. Immediately prior to joining the Company, Mr. Little was employed by SGS-Thomson Microelectronics from 1982 to 1989 where he held various positions of increasing management responsibility for the marketing of microprocessors, microcontrollers and memory products. Mr. Little holds a BSET from United Electronics Institute.

Item 2.       PROPERTIES

     The Company's current headquarters, research and development center and one of its wafer fabrication facilities are located in three buildings totaling approximately 242,000 square feet situated on a 77-acre parcel of land in Chandler, Arizona. A second wafer fabrication facility of approximately 170,000 square feet is located in Tempe, Arizona. The Chandler and Tempe facilities are owned by the Company. Company-owned final test facilities are located in Taiwan and Thailand. The Taiwan operations are housed in a three-story, 88,700 square foot building located in the Kaohsiung Export Processing Zone in Kaohsiung, Taiwan, Republic of China. The Taiwan building is owned by the Company's Taiwan subsidiary and is located on land that is leased to the Company pursuant to leases from the Taiwan government expiring in 1998 and 2002. The Company's Thailand final test operations are housed in a 150,000 square foot facility located in the

Alphatechnopolis Industrial Park in Chachoengsao, Thailand, near Bangkok. The Thailand facility, owned by the Company's Thailand subsidiary, is situated on land to which the Company expects to acquire title by the end of fiscal 1998, in accordance with an agreement between the Company and the land owner. The Company leases space for 20 Technical Support Centers in San Jose and Los Angeles, California; Dallas, Texas; Dayton, Ohio; Chicago, Illinois; Atlanta, Georgia; Boston, Massachusetts; New York, New York; as well as in Toronto, Tokyo, London, Munich, Paris, Milan, Taipei, Seoul, Singapore, Hong Kong, Shanghai and Bangalore, India. The Company's aggregate monthly rental payments for its facilities are approximately $81,000.

     The Company is in the process of making capital improvements to Fab 1 and Fab 2 to add additional capacity. See, "Business - Manufacturing," and "Management's Discussion and Analysis of Financial Condition and Results of Operations Liquidity and Capital Resources." The Company currently believes that its existing facilities, together with the additional capacity presently under construction, will be adequate to meet its requirements for the next 12 months.

     In fiscal 1996, the Company initiated planning and design of an additional wafer fabrication facility in Chandler, Arizona ("Fab 3"). The Company has determined that additional capital investment in Fab 1 and Fab 2 will yield sufficient manufacturing capacity for several additional years and, thus, has deferred the construction of Fab 3 for the present time.

Item 3.       LEGAL PROCEEDINGS

     In the ordinary course of its business, the Company is involved in a limited number of legal actions, both as plaintiff and defendant, and could incur an uninsured liability in any one or more of them. Although the outcome of these actions is not presently determinable, the Company believes that the ultimate resolution of these matters will not have a material adverse effect on the Company's results of operations or financial condition. The Company could also be subject to future litigation if it is unable to resolve pending intellectual property and technology licensing discussions. See "Business - Patents, Licenses and Trademarks," above. Litigation relating to the semiconductor industry is not uncommon, and the Company is, and from time to time, has been, subject to such litigation. No assurances can be given with respect to the extent or outcome of any such litigation in the future.

     The Securities and Exchange Commission is presently conducting an investigation into matters relating to the Company's disclosure on February 26, 1996 that revenues and earnings for the quarter ended March 31, 1996 would be lower than previously estimated. While the outcome of the investigation, and its effect on the Company, if any, cannot be predicted at the present time, the Company does not believe that the investigation will result in a material adverse effect on the Company.

Item 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

     No matters were submitted to a vote of the Company's security holders during the fourth quarter of fiscal 1997.

                                     PART II

Item 5.       MARKET FOR  REGISTRANT'S  COMMON  EQUITY AND  RELATED  STOCKHOLDER
              MATTERS

     The Company's Common Stock is traded on the Nasdaq National Market under the symbol "MCHP." The Company's Common Stock has been quoted on the Nasdaq National Market since March 19, 1993. The following table sets forth the quarterly high and low closing prices of the Common Stock as reported by the Nasdaq National Market for the last two years, adjusted to reflect a 3-for-2 stock split effected in November, 1995, and a 3-for-2 stock split effected in January, 1997:

          Fiscal 1996   High     Low       Fiscal 1997       High      Low
          -----------   ----     ---       -----------       ----      ---

       First Quarter   $25.50   $17.08    First Quarter     $19.50    $14.67
       Second Quarter   27.50    23.167   Second Quarter     25.67     14.00
       Third Quarter    29.25    22.00    Third Quarter      34.84     23.34
       Fourth Quarter   25.67    16.00    Fourth Quarter     39.50     25.00

     On May 22, 1997, the closing sale price for the Company's Common Stock was $33.875 per share. As of such date, there were approximately 547 holders of record of the Company's Common Stock. This figure does not reflect beneficial ownership of shares held in nominee names.

     The Company has not paid cash dividends on its capital stock. The Company currently anticipates that it will retain all available funds for use in the operations of its business and therefore does not anticipate paying any cash dividends in the foreseeable future.

     The trading price of the Company's Common Stock has been, and in the future could be, subject to wide fluctuations in response to quarterly variations in operating results of the Company and other semiconductor companies, actual or anticipated announcements of technical innovations or new products by the Company or its competitors, changes in analysts' estimates of the Company's financial performance, general conditions in the semiconductor industry, worldwide economic and financial conditions and other events or factors. In addition, the stock market has experienced significant price and volume fluctuations which have particularly affected the market prices for many high technology companies and which often have been unrelated to the operating performance of such companies. These broad market fluctuations and other factors may adversely affect the market price of the Company's Common Stock.

Item 6.       SELECTED FINANCIAL DATA

     The following selected consolidated financial data for the five-year period ended March 31, 1997 should be read in conjunction with the Company's Consolidated Financial Statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 of this report. The Company's consolidated statement of income data for each of the years in the three year period ended March 31, 1997, and the balance sheet data as of March 31, 1997 and 1996 are derived from and are qualified by reference to the audited consolidated financial statements of the Company, included in Item 8 of this report.

                                                                          Year Ended March 31,
                                              1997            1996            1995             1994           1993
                                          --------------------------------------------------------------------------
     (in thousands, except per share data)
Income Statement Data:
     Net sales............................$  334,252       $  285,888      $  207,961       $  138,742     $  88,652
     Cost of sales........................   167,330          137,708         101,039           73,765        56,552
     Research and development.............    32,073           27,517          20,746           13,840         9,114
     Selling, general and administrative..    56,248           48,903          36,975           26,933        17,420
     Restructuring cost...................     5,969             ---             ---              ---           ---
     Write-off of in-process technology...     1,575           11,448            ---              ---           ---
     Operating income ....................    71,057           60,312          49,201           24,204         5,566
     Interest expense, net................    (1,852)            (947)           (881)            (593)       (1,825)
     Other income, net....................       288              569             808              522           814
     Income before income taxes...........    69,493           59,934          49,128           24,133         4,555
     Provision for income taxes...........    18,361           16,182          12,829            4,974           337
     Net income ..........................$   51,132       $   43,752       $  36,299       $   19,159     $   4,218
     Net income per share.................$     0.94       $     0.80       $    0.70       $     0.42     $    0.13

     Shares used in per share calculations    54,683           54,533          51,641           46,155        33,420

                                                                             As of March 31,
                                              1997            1996            1995             1994           1993
                                          --------------------------------------------------------------------------
Balance Sheet Data:
     Working capital......................$   91,176       $   55,855       $  71,307       $   53,584     $  32,445
     Total assets.........................   428,092          358,187         249,480          151,425        76,919
     Long-term obligations, less current
     portion..............................     5,999           33,250          15,340           14,424         3,749
     Stockholders' equity.................   316,584          219,632         161,825           87,864        43,834

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     The following table sets forth certain operational data as a percentage of net sales for the years indicated:

                                               Year Ended March 31,
                                            1997          1996        1995
                                        ----------------------------------

Net sales.............................     100.0%        100.0%      100.0%
Cost of sales.........................      50.1          48.2        48.6
                                        ---------    ----------    --------
Gross profit..........................      49.9          51.8        51.4
Research and development..............       9.6           9.6        10.0
Selling, general and administrative...      16.8          17.1        17.8
Restructuring cost....................       1.8           ---         ---
Write-off of in-process technology....       0.4           4.0         ---
Amortization of negative goodwill.....       ---           ---        (0.1)
                                        ---------    ----------    --------
Operating income......................      21.3%         21.1%       23.7%
                                        =========    ==========    ========

     Net Sales

     Microchip's net sales of $334.3 million in fiscal 1997 increased by $48.4 million, or 16.9%, over fiscal 1996 and net sales of $285.9 million in fiscal 1996 increased by $77.9 million, or 37.5%, over fiscal 1995. The Company experienced growth in sales of 8-bit microcontrollers and EEPROM memories over these periods and a moderate decline in sales of its commodity memory and other product categories.

     The Company's family of 8-bit microcontrollers represents the largest component of Microchip's total net sales. Microcontrollers and associated application development systems accounted for 64%, 59% and 58% of total net sales in fiscal 1997, 1996 and 1995, respectively. A related component of the Company's product sales consist of serial and parallel EEPROM memories and high-speed and low-voltage EPROMs. These products accounted for 31%, 34% and 34% of net sales in fiscal 1997, 1996 and 1995, respectively. The remaining component of total net sales was the Company's lower margin memory and other miscellaneous products which accounted for 5%, 7% and 8% of net sales in fiscal 1997, 1996 and 1995, respectively. During the three year period ended March 31, 1997 the Company increased the percentage of net sales attributable to 8-bit microcontrollers as a result of the Company's focus in this area. It is anticipated that this trend will continue for the foreseeable future.

     The Company's net sales in any given quarter are dependent upon a combination of orders received in that quarter for shipment in that quarter ("turns orders") and shipments from backlog. The Company has emphasized its ability to respond quickly to customer orders as part of its competitive strategy. This strategy, combined with current industry conditions, is resulting in customers placing orders with relatively short delivery schedules. This has had the effect of increasing turns orders as a portion of the Company's business in fiscal 1997 as compared to fiscal 1996, and has reduced the Company's visibility in projecting net sales levels. Because turns orders are more difficult to predict, there can be no assurance that the combination of turns orders and backlog in any quarter will be sufficient to achieve growth in net sales. If the Company does not achieve a sufficient level of turns orders in a particular quarter, the Company's revenues and operating results would be materially adversely affected.

     In the quarter ended March 31, 1997, the Company was unable to ship approximately $4 million of product for which it had firm scheduled orders. This shipment delinquency was a result of inventory mix issues which were exacerbated by the rapid growth in the Company's product offerings and the low long-term order visibility. It is anticipated that low long-term order visibility will continue for the foreseeable future and, as a result, the Company expects it may have shipment delinquencies at the end of each quarter which could adversely affect quarterly operating results.

     The Company's overall average selling prices for its microcontroller products have remained relatively constant while average selling prices of its non-volatile memory products have declined gradually over time. During fiscal 1997, the Company experienced increased pricing pressure on its non-volatile memory products due primarily to a worldwide industry inventory correction and the less proprietary nature of these products. There can be no assurance that average selling prices for the Company's microcontroller or other products will not experience increased pricing pressure in the future. An increase in pricing pressure could adversely affect the Company's operating results.

     The foregoing statements regarding product mix, turns orders, shipment delinquencies and pricing pressures are forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbors created thereby. Actual results could differ materially because of the following factors, among others: the level of orders that are received and can be shipped in a quarter; inventory mix and timing of customer orders; competition and competitive pressures on pricing and product availability; customers' inventory levels, order patterns and seasonality; the cyclical nature of both the semiconductor industry and the markets addressed by the Company's products; market acceptance of the products of both the Company and its customers; demand for the Company's products; fluctuations in production yields, production efficiencies and overall capacity utilization; changes in product mix; and absorption of fixed costs, labor and other fixed manufacturing costs.

     Foreign sales represented 66%, 65% and 65% of net sales in fiscal 1997, 1996 and 1995, respectively. The Company's foreign sales have been predominantly in Asia, Europe and Japan which the Company attributes to the manufacturing strength in those areas for consumer, automotive, office automation, communications and industrial products. The majority of foreign sales are U.S. Dollar denominated. The Company has entered into and, from time to time, will enter into hedging transactions in order to minimize exposure to currency rate fluctuations. Although none of the countries in which the Company conducts significant foreign operations have had a highly inflationary economy in the last five years, there is no assurance that inflation rates or fluctuations in foreign currency rates in countries where the Company conducts operations will not adversely affect the Company's operating results in the future.

     Additional Factors Affecting Operating Results

     The Company believes that future growth in net sales of its 8-bit family of microcontroller products and related memory products will depend largely upon the Company's success in having its current and new products designed into high-volume customer applications. Design wins typically precede the Company's volume shipment of products for such applications by 15 months or more. The Company also believes that shipment levels of its proprietary application development systems are an indicator of potential future design wins and microcontroller sales. The Company continued to achieve a high volume of design wins and shipped increased numbers of application development systems in fiscal 1997 compared to previous fiscal years. There can be no assurance that any particular development system shipment will result in a product design win or that any particular design win will result in future product sales.

     The Company's operating results are affected by a wide variety of other factors that could adversely impact its net sales and profitability, many of which are beyond the Company's control. These factors include the Company's ability to design and introduce new products on a timely basis, market acceptance of products of both the Company and its customers, customer order patterns and seasonality, changes in product mix, whether the Company's customers buy from a distributor or directly from the Company, product performance and reliability, product obsolescence, the amount of any product returns, availability and utilization of manufacturing capacity, fluctuations in manufacturing yield, the availability and cost of raw materials, equipment and other supplies, the cyclical nature of both the semiconductor industry and the markets addressed by the Company's products, technological changes, competition and competitive pressures on prices, and economic, political or other conditions in the United States, and other worldwide markets served by the Company. The Company believes its ability to continue to increase its manufacturing capacity to meet customer demand and maintain satisfactory delivery schedules will be an important competitive factor. As a result of the increase in fixed costs and operating expenses related to expanding its manufacturing capacity, the
Company's operating results may be adversely affected if net sales do not increase sufficiently to offset the increased costs. The Company's products are incorporated into a wide variety of consumer, automotive, office automation, communications and industrial products. A slowdown in demand for products which utilize the Company's products as a result of economic or other conditions in the worldwide markets served by the Company could adversely affect the Company's operating results.

     Gross Profit

     The Company's gross profit was $166.9 million, $148.2 million and $106.9 million in fiscal 1997, 1996 and 1995, respectively. Gross profit as a percent of sales was 50%, 52% and 51% in fiscal 1997, 1996 and 1995, respectively. The Company anticipates that its cost of sales will fluctuate over time, driven primarily by the product mix of 8-bit microcontroller products and related memory products, manufacturing yields, wafer fab loading levels and competitive and economic conditions. Gross profit percentage was down from the prior years' levels, primarily as a result of reduced 5-inch wafer production at one of the Company's wafer fabrication facilities and increased pricing pressure on its non-volatile memory products. The Company anticipates that its gross profit
percentage  will  fluctuate  over  time,   driven   primarily  by
product mix, manufacturing costs and yields, and competitive and economic conditions. The Company is continuing the process of transitioning products to smaller geometries and to larger wafer sizes to reduce future manufacturing costs. Eight-inch wafer production commenced at the Tempe wafer fabrication facility in early fiscal 1998. The Company will continue the transition of products to its 0.7 micron process. The foregoing statements relating to anticipated gross margins, cost of sales, and the transition to higher yielding manufacturing processes are forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbors created thereby. Actual results could differ materially because of the following factors, among others: fluctuations in production yields, production efficiencie and overall capacity utilization; cost and availability of raw materials; absorption of fixed costs, labor and other direct manufacturing costs; the timing and success of manufacturing process transition; changes in product mix; competitive pressures on prices; and other economic conditions in the United States and other worldwide markets.

     The Company has consistently presented its results of operations for all periods on the last-in first-out (LIFO) method and has assessed the net realizable value of inventory based on LIFO costs. LIFO has the effect of matching current costs of production with sales generated during the same period. Production costs have decreased over time due to improvements in manufacturing productivity and yields, resulting in lower cost of sales for the year ended March 31, 1995. Due to changes in sales and product mix which affected production costs, cost of sales increased during the years ended March 31, 1997 and 1996. The difference in cost of sales between the LIFO and FIFO inventory valuation methods for the reporting periods was immaterial.

     All of Microchip's assembly operations and a portion of its product final test requirements are performed by third-party contractors in order to meet product shipment requirements. Reliance on third parties involves some reduction in the Company's level of control over these portions of its business. While the Company reviews the quality, delivery and cost performance of these third-party contractors, there can be no assurance that reliance on third-party contractors will not adversely impact results in future reporting periods if any third-party contractor is unable to maintain assembly and test yields and costs at approximately their current levels.

     The Company owns product final test facilities in Kaohsiung, Taiwan, Republic of China and Chachoengsao, Thailand. The Company also uses various third-party contractors in Thailand, Taiwan, the Philippines and other locations in Asia for product assembly and test. The Company's reliance on facilities in these countries, and maintenance of substantially all of its finished goods inventory overseas, entails certain political and economic risks, including political instability and expropriation, labor disruption, supply disruption, currency controls and exchange fluctuations, as well as changes in tax laws, tariff and freight rates. Microchip currently employs the Alphatec Electronics Public Company Limited group of companies ("Alphatec") headquartered in Bangkok, Thailand for a significant portion of its product assembly volume and a portion of its product final test capacity. While Alphatec's assembly and test operations have performed reliably for the Company for several years, Alphatec has recently experienced difficulty in obtaining financing in connection with some of its unrelated joint ventures involving semiconductor fabrication facilities in Thailand. Such financing difficulties have not impacted Alphatec's assembly and test facilities nor its provision of services to the Company. However, there can be no assurance that assembly and test operations will not be affected in the future. Microchip currently has second sources for product assembly and test for most of its package types and can shift its wafer output to other factories, if necessary, however, that can be no assurance that such action would not result in short-term disruption including possible temporary product shortages. The Company has not experienced any significant interruptions in its foreign business operations to date. Nonetheless, the Company's business and operating results could be adversely affected if foreign operations or international air transportation were disrupted.

     During the fourth quarter of fiscal 1997, the Company commenced construction of an additional 20,000 square foot wafer fabrication module at Tempe, Arizona. It is anticipated that the construction will be completed during the second quarter of fiscal 1998 and that the new wafer fabrication module will begin 8-inch wafer production in the fourth quarter of fiscal 1998. In addition, the Company is also expanding capacity at its Chandler wafer fabrication facility and expects to have an additional 3,000 square feet of capacity available in Chandler during the second quarter of fiscal 1998. The foregoing statements regarding completion of construction and additional available capacity are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbors created thereby. Actual results could differ materially because of the following factors, among others: delays in facilitation of the expanded Tempe and Chandler wafer fabrication facilities; production yields and efficiencies; factory absorption rates; capacity loading; supply disruption; operating cost levels; and the rate of revenue growth.

     Research and Development

     The Company is committed to continued investment in new and enhanced products, including its development systems software and in its design and manufacturing process technology, which are significant factors in maintaining the Company's competitive position. The dollar investment in research and development increased 17% in fiscal 1997 over fiscal 1996, and 33% in fiscal 1996 over fiscal 1995. The Company will continue to invest in research and development in the future, including an investment in process and product development associated with the capacity expansion of the Company's fabrication facilities.

     The Company's future operating results will depend to a significant extent on its ability to continue to develop and introduce new products on a timely basis which can compete effectively on the basis of price and performance and which address customer requirements. The success of new product introductions depends on various factors, including proper new product selection, timely completion and introduction of new product designs, development of support tools and collateral literature that make complex new products easy for engineers to understand and use and market acceptance of customers' end products. Because of the complexity of its products, the Company has experienced delays from time to time in completing development of new products. In addition, there can be no assurance that any new products will receive or maintain substantial market acceptance. If the Company were unable to design, develop and introduce competitive products on a timely basis, its future operating results would be adversely affected.

     The Company's future success will also depend upon its ability to develop and implement new design and process technologies. Semiconductor design and process technologies are subject to rapid technological change, requiring large expenditures for research and development. Other companies in the industry have experienced difficulty in effecting transitions to smaller geometry processes and to larger wafers and, consequently, have suffered reduced manufacturing yields or delays in product deliveries. The Company believes that its transition to smaller geometries and to larger wafers will be important for the Company to remain competitive, and operating results could be adversely affected if the transition is substantially delayed or inefficiently implemented.

     Selling, General and Administrative

     Through expense controls and operating efficiencies, the Company has reduced selling, general and administrative expenses in fiscal 1997 to 16.8% of sales, as compared to 17.1% and 17.8% of sales in fiscal 1996 and 1995, respectively. This has been achieved while the Company has continued to invest significantly in incremental worldwide sales and technical support resources to promote the Company's embedded control products. However, there can be no assurance that revenue growth in the future will be sufficient to continue to reduce the current level of selling, general and administrative expenses as a percentage of sales.

     Other Income (Expense)

     Interest expense in fiscal 1997 increased over fiscal 1996 and fiscal 1995 due to increased borrowings associated with the Company's capital equipment additions and stock repurchase program. Interest income in fiscal 1997 decreased from fiscal 1996 but increased from fiscal 1995, primarily as a result of changes in invested cash balances. Other income represents numerous immaterial non-operating items. The Company's interest expense could increase in fiscal 1998 if the Company increases its borrowings and interest expense would be adversely impacted by increased interest rates.

     Provision for Income Taxes

     Provisions for income taxes reflect tax on foreign earnings and federal and state tax on U.S. earnings. The Company had an effective tax rate of 26.4%, 27.0% and 26.1% for the years ended March 31, 1997, 1996 and 1995, respectively, due primarily to lower tax rates at its foreign locations. The Company believes that its tax rate for the foreseeable future will be approximately 27%. During fiscal 1995, the Internal Revenue Service ("IRS") completed an examination of the Company's federal income tax returns for fiscal 1993, 1992, 1991 and 1990. As a result of the completion of this examination by the IRS and completion of examinations by certain foreign tax authorities, the Company recognized a benefit to its effective tax rate in fiscal 1995. The foregoing statement regarding the Company's anticipated future tax rate is a forward-looking statement within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and is subject to the safe harbors created thereby. Actual results could differ materially because of the following factors, among others: taxation rates in geographic regions where the Company has significant operations; and current tax holidays available in foreign locations.

     Liquidity and Capital Resources

     The Company had $43.0 million in cash and cash equivalents at March 31, 1997, an increase of $11.9 million from the March 31, 1996 balance. The Company has an unsecured line of credit with a syndicate of domestic banks totaling $90.0 million. There were no borrowings under the domestic line of credit as of March 31, 1997. The domestic line of credit requires the Company to achieve certain financial ratios and operating results. The Company was in compliance with these covenants at March 31, 1997. The Company also has an unsecured short term line of credit totaling $14.9 million with certain foreign banks. There were no borrowings under the foreign line of credit as of March 31, 1997. There are no covenants related to the foreign line of credit.

     At March 31, 1997, an aggregate of $104.9 million of these facilities was available, subject to financial covenants and ratios with which the Company was in compliance. The Company's ability to fully utilize these facilities is dependent on the Company remaining in compliance with such covenants and ratios.

     During the year ended March 31, 1997, the Company generated $77.6 million of cash from operating activities, an improvement of $4.2 million from the year ended March 31, 1996 and an improvement of $34.5 million from the year ended March 31, 1995. The improvement in cash flow from operations was primarily due to increased profitability, the impact of changes in accounts payable and accrued expenses and an increase in depreciation expense.

     The Company's level of capital expenditures varies from time to time as a result of actual and anticipated business conditions. Capital expenditures in the years ended March 31, 1997, 1996 and 1995 were $79.0 million, $115.8 million and $70.8 million, respectively. Capital expenditures were primarily for the expansion of production capacity and the addition of research and development equipment in each of these periods. The Company also acquired equipment under capital leases of $3.7 million in the year ended March 31, 1995. The Company currently intends to spend approximately $135.0 million during the next 12 months for additional capital equipment to increase capacity at its existing wafer fabrication facilities, to construct additional facilities and to expand product test operations. The Company expects capital expenditures will be financed by cash flow from operations, available debt arrangements and other sources of financing. The Company believes that the capital expenditures anticipated to be incurred over the next 12 months will provide sufficient additional manufacturing capacity to meet its currently anticipated needs.

     Net cash provided by financing activities was $13.4 million, $27.1 million and $31.5 million for the years ended March 31, 1997, 1996 and 1995 respectively. Proceeds from sale of stock and put options were $59.5 million, $9.6 million and $33.7 million for the years ended March 31, 1997, 1996 and 1995, respectively. Proceeds from issuance of long term debt were $2.9 million and $3.8 million for the years ended March 31, 1996 and 1995, respectively. Payments on long term debt and capital lease obligations were $5.7 million, $5.9 million and $5.9 million for the years ended March 31, 1997, 1996 and 1995, respectively. Proceeds from lines of credit were $20.5 million for the year ended March 31, 1996. Repayments on lines of credit were $21.0 million for the year ended March 31, 1997. Cash expended for the purchase of the Company's Common Stock was $19.5 million for the year ended March 31, 1997.

     On July 26, 1996, the Company's Board of Directors authorized a share repurchase plan which permits the Company to purchase up to 1,500,000 shares of its Common Stock and to sell up to 750,000 put options. Based on the price of Microchip's stock and other pertinent factors, the Company may from time to time purchase shares on the open market or sell put options. See Footnote 14 to the Company's Consolidated Financial Statements, below.

     The Company believes that its existing sources of liquidity combined with cash generated from operations will be sufficient to meet the Company's currently anticipated cash requirements for at least the next 12 months. However, the semiconductor industry is capital intensive. In order to remain competitive, the Company must continue to make significant investments in capital equipment, for both production and research and development. The Company may seek additional equity or debt financing during the next 12 months for the capital expenditures required to maintain or expand the Company's wafer fabrication and product test facilities. The timing and amount of any such capital requirements will depend on a number of factors, including demand for the Company's products, product mix, changes in industry conditions and competitive factors. There can be no assurance that such financing will be available on acceptable terms, and any additional equity financing could result in additional dilution to existing investors.

     Recent Accounting Pronouncements

     In February, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128 , "Earnings per Share" ("Statement 128"). Statement 128 establishes standards for computing and presenting earnings per share ("EPS"), and supersedes APB Opinion No.15. Statement 128 replaces primary EPS with basic EPS and requires dual presentation of basic and diluted EPS. Statement 128 is effective for annual and interim periods ending after December 15, 1997. Earlier adoption is not permitted. After adoption all prior period EPS data shall be restated to conform to Statement 128. Basic and diluted EPS, as calculated under Statement 128 would have been $.99 and $.94 for the fiscal year ended March 31, 1997.

Item 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.

Item 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Consolidated Financial Statements of the Company listed in the index appearing under Item 14(a)(1) hereof are filed as part of this Annual Report on Form 10-K. See also Index to Financial Statements on page F-1 hereof.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

              Not applicable.

                                    PART III

Item 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information with respect to the Company's directors is incorporated herein by reference to the Company's proxy statement for the 1997 annual meeting of stockholders under the caption "Election of Directors."

     See Item I, Part I hereof under the caption "Executive Officers" for information with respect to the Company's executive officers. Information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is incorporated herein by reference to the Company's proxy statement for the 1997 annual meeting of stockholders under the caption "Section 16(a) Beneficial Ownership Reporting Compliance."

Item 11.      EXECUTIVE COMPENSATION

     Information with respect to executive compensation is incorporated herein by reference to the information under the caption "Executive Compensation" in the Company's proxy statement for the 1997 annual meeting of stockholders.

Item 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information with respect to security ownership of certain beneficial owners and management of the Company is incorporated herein by reference to the information under the caption "Security Ownership of Principal Stockholders, Directors and Executive Officers" in the Company's proxy statement for the 1997 annual meeting of stockholders.

Item 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Not applicable.

                                     PART IV

Item 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this Annual Report on Form 10-K:

                                                                                            Page No.
           (1)    Financial Statements:

                  Independent Auditors' Report                                                F-1

                  Consolidated Balance Sheets as of
                  March 31, 1997 and 1996                                                     F-2

                  Consolidated Statements of Income for each
                  of the years in the three-year period ended
                  March 31, 1997                                                              F-3

                  Consolidated Statements of Cash Flows for
                  each of the years in the three-year period
                  ended March 31, 1997                                                        F-4

                  Consolidated Statements of Stockholders'
                  Equity for each of the years in the
                  three-year period ended March 31, 1997                                      F-5

                  Notes to Consolidated Financial Statements                                  F-6

           (2) Financial Statement Schedules - Applicable schedules have been omitted because information is included in the footnotes to the Financial
                  Statements.

           (3) The Exhibits which are filed with this report or which are incorporated herein by reference are set forth in the Exhibit Index which appears on page
                  E-1 hereof, which Exhibit Index is incorporated herein by this reference.

     (b) No current reports on Form 8-K were filed during the quarter ended March 31, 1997.

     (c)   See Item 14(a)(3) above.

     (d) See "Index to Financial Statements" included under Item 8 to this report.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  MICROCHIP TECHNOLOGY INCORPORATED
                                  (Registrant)


                                  By:  /s/ Steve Sanghi
                                       ----------------------------------------
                                       Steve Sanghi
                                       President and Chief Executive Officer

Date:    May 23,  1997

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name and Signature                                             Title                                    Date
------------------                                             -----                                    ----


/s/ Steve Sanghi                                     Director, President and                     May 23, 1997
--------------------------------------------         Chief Executive Officer
Steve Sanghi

Albert J. Hugo-Martinez*                             Director                                    May 23, 1997


Jon H. Beedle*                                       Director                                    May 23, 1997


L.B. Day*                                            Director                                    May 23, 1997



/s/ C. Philip Chapman                                Vice President, Chief Financial             May 23, 1997
--------------------------------------------         Officer and Secretary (Principal
C. Philip Chapman                                    Financial and Accounting Officer)


*By: /s/ Steve Sanghi                                Individually and as Attorney-in-fact        May 23, 1997
     ---------------------------------------
          Steve Sanghi

                           Annual Report on Form 10-K

                   Item 8, Item 14(a)(1) and (2), (c) and (d)


                     --------------------------------------


                          INDEX TO FINANCIAL STATEMENTS

                        CONSOLIDATED FINANCIAL STATEMENTS

                                    EXHIBITS


                     --------------------------------------



                            YEAR ENDED MARCH 31, 1997

                        MICROCHIP TECHNOLOGY INCORPORATED
                                AND SUBSIDIARIES

                                CHANDLER, ARIZONA

               MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES

                   Index to Consolidated Financial Statements


                                                                Page Number
                                                                -----------

Independent Auditors' Report                                       F-1

Consolidated Balance Sheets                                        F-2
   as of March 31, 1997 and 1996

Consolidated Statements of Income                                  F-3
   for each of the years in the three-year
   period ended March 31, 1997

Consolidated Statements of Cash Flows                              F-4
   for each of the years in the three-year
   period ended March 31, 1997

Consolidated Statements of Stockholders' Equity                    F-5
   for each of the years in the three-year
   period ended March 31, 1997

Notes to Consolidated Financial Statements                         F-6

KPMG Peat Marwick LLP


                          Independent Auditors' Report




The Board of Directors and Stockholders
Microchip Technology Incorporated:

We have audited the accompanying consolidated balance sheets of Microchip Technology Incorporated and subsidiaries as of March 31, 1997 and 1996, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the years in the three-year period ended March 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Microchip Technology Incorporated and subsidiaries as of March 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 1997, in conformity with generally accepted accounting principles.




KPMG Peat Marwick LLP
Phoenix, Arizona
April 18, 1997

               MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                      (in thousands, except share amounts)

                                     ASSETS
                                                                                March 31,
                                                                -----------------------------------------
                                                                      1997                     1996
                                                                -----------------      ------------------

Cash and cash equivalents                                       $         42,999        $         31,059
Accounts receivable, net                                                  61,102                  47,208
Inventories                                                               56,813                  56,127
Prepaid expenses                                                           1,715                   1,808
Deferred tax asset                                                        24,251                  19,121
Other current assets                                                       2,656                   1,108
                                                                -----------------      ------------------
   Total current assets                                                  189,536                 156,431

Property, plant and equipment, net                                       234,058                 197,383
Other assets                                                               4,498                   4,373
                                                                -----------------      ------------------

   Total assets                                                 $        428,092        $        358,187
                                                                =================      ==================


                      LIABILITIES AND STOCKHOLDERS' EQUITY


Accounts payable                                                $         35,281        $         47,165
Current maturities of of long-term debt                                    2,470                   2,734
Current maturities of capital lease obligations                            3,776                   2,943
Accrued liabilities                                                       36,392                  28,207
Deferred income on shipments to distributors                              20,441                  19,527
                                                                -----------------      ------------------
   Total current liabilities                                              98,360                 100,576

Long-term line of credit                                                     ---                  21,000
Long-term debt, less current maturities                                    3,616                   6,086
Capital lease obligations, less current maturities                         2,383                   6,164
Long-term pension accrual                                                    980                     690
Deferred tax liability                                                     6,169                   4,039

Commitments and contingencies

Stockholders' equity:

Preferred stock, $.001 par value; authorized 5,000,000 shares;
  no shares issued or outstanding                                            ---                     ---
Common stock, $.001 par value; authorized 65,000,000 shares;
  issued 53,300,619 and outstanding 53,196,037 shares at March 31, 1997;
  issued and outstanding 51,581,172 shares at March 31, 1996.                 53                      52
Additional paid-in capital                                               168,185                 120,887
Retained earnings                                                        149,825                  98,693
Less shares of common stock held in treasury; 104,582 shares at cost     (1,479)                     ---
                                                                -----------------      ------------------
   Net stockholders' equity                                              316,584                 219,632

   Total liabilities and stockholders' equity                   $        428,092        $        358,187
                                                                =================      ==================

                                      F-2
          See accompanying notes to consolidated financial statements

               MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME

                      (in thousands, except share amounts)


                                              Year Ended March 31,
                                         -----------------------------------
                                            1997         1996        1995
                                         ---------    ---------    ---------

Net sales                                $ 334,252    $ 285,888    $ 207,961
Cost of sales                              167,330      137,708      101,039
                                         ---------    ---------    ---------
   Gross profit                            166,922      148,180      106,922


Operating expenses:
   Research and development                 32,073       27,517       20,746
   Selling, general and administrative      56,248       48,903       36,975
   Restructuring cost                        5,969         --           --
   Write-off of in-process technology        1,575       11,448         --
                                         ---------    ---------    ---------
                                            95,865       87,868       57,721

Operating income                            71,057       60,312       49,201

Other income (expense):
   Interest income                           1,419        2,034        1,108
   Interest expense                         (3,271)      (2,981)      (1,989)
   Other, net                                  288          569          808
                                         ---------    ---------    ---------

Income before income  taxes                 69,493       59,934       49,128

Income taxes                                18,361       16,182       12,829
                                         ---------    ---------    ---------

Net income                               $  51,132    $  43,752    $  36,299
                                         =========    =========    =========


Net income per common and
   common equivalent share               $    0.94    $    0.80    $    0.70
                                         =========    =========    =========


Shares used in per share calculation        54,683       54,533       51,641
                                         =========    =========    =========
                                      F-3
          See accompanying notes to consolidated financial statements

               MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                      (in thousands, except share amounts)

                                                                     Years Ended March 31,
                                                      ---------------------------------------------------
                                                           1997               1996               1995
                                                         ----------        -----------         ----------
Cash flows from operating activities:
Net income                                            $     51,132      $      43,752      $      36,299
Adjustments to reconcile net income to
net cash provided by operating activities:

     Provision for doubtful accounts                           452                634                649
     Provision for inventory valuation                       1,886              7,639              1,883
     Provision for pension accrual                           1,316              1,197              1,177
     Provision for restructuring cost                        2,483                ---                ---
     Depreciation                                           39,853             29,975             17,196
     Amortization of purchased technology                      300                ---                ---
     Deferred income taxes                                  (3,000)            (7,402)            (9,055)
     Tax benefit from exercise of stock options              5,742              4,130              4,120
     Increase in accounts receivable                       (14,346)            (9,974)           (12,101)
     Increase in inventories                                (2,572)           (23,565)           (17,354)
     Increase (decrease) in accounts payable
      and accrued liabilities                               (3,699)             28,788             15,550
     Change in other assets and liabilities                 (1,961)            (1,815)              4,751
                                                      -------------     --------------     --------------

Net cash provided by operating activities                   77,586             73,359             43,115
                                                      -------------     --------------     --------------

Cash flows from investing activities:

     Capital expenditures                                  (79,012)          (115,845)           (70,848)
     Sales of  marketable securities                           ---             13,796              4,420
                                                      -------------     --------------     --------------

Net cash used in investing activities                      (79,012)          (102,049)           (66,428)
                                                      -------------     --------------     --------------

Cash flows from financing activities:

     Net proceeds from (repayments on) lines
      of credit                                            (21,000)            20,499                  1
     Proceeds from issuance of long-term debt                  ---              2,926              3,769
     Payments on long-term debt                            (2,734)            (2,688)            (2,352)
     Payments on capital lease obligations                 (2,948)            (3,251)            (3,591)
     Purchase of treasury stock                           (19,463)                ---                ---
     Proceeds from sale of stock and put options            59,511              9,625             33,722
                                                      -------------     --------------     --------------

Net cash provided by financing activities                   13,366             27,111             31,549
                                                      -------------     --------------     --------------

Net increase (decrease) in cash and cash
equivalents                                                 11,940            (1,579)              8,236

Cash and cash equivalents at beginning of year              31,059             32,638             24,402
                                                      -------------     --------------     --------------

Cash and cash equivalents at end of year              $     42,999      $      31,059      $      32,638
                                                      =============     ==============     ==============

                                       F-4
          See accompanying notes to consolidated financial statements

               MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                   Common                        Common                           Net
                                             Stock and Additional            Stock held in       Retained     Stockholders'
                                               Paid-in Capital                 Treasury          Earnings        Equity
(in thousands)                                Shares      Amount          Shares       Amount
--------------------------------------------------------------------------------------------------------------------------

Balance March 31, 1994                        46,181   $   69,222            -           -       $   18,642   $    87,864

Sale of Stock
          Public offering                      1,500       28,384            -           -                -        28,384
          Exercise of stock options              902        1,964            -           -                -         1,964
          Employee stock purchase plan         1,372        2,746            -           -                -         2,746

Sale of put options                                -          628            -           -                -           628
Tax benefit from exercise of options               -        4,120            -           -                -         4,120
Compensation expense                               -           60            -           -                -            60
Unrealized holding loss                            -         (240)           -           -                -          (240)
Net income                                         -            -            -           -           36,299        36,299
--------------------------------------------------------------------------------------------------------------------------

Balance March 31, 1995                        49,955    $ 106,884            -           -       $   54,941   $   161,825

Sale of Stock
          Exercise of stock options            1,368        5,686            -           -                -         5,686
          Employee stock purchase plan           258        3,292            -           -                -         3,292

Sale of put options                                -          647            -           -                -           647
Tax benefit from exercise of options               -        4,130            -           -                -         4,130
Unrealized holding loss                            -          240            -           -                -           240
Compensation expense                               -           60            -           -                -            60
Net income                                         -            -            -           -           43,752        43,752
--------------------------------------------------------------------------------------------------------------------------

Balance March 31, 1996                        51,581    $ 120,939            -           -       $   98,693   $   219,632

Sale of Stock
          Public offering (net of
          offering costs of $2,905)            1,380       47,120            -           -                -        47,120
          Exercise of stock options            1,315        8,388            -           -                -         8,388
          Employee stock purchase plan           246        3,576            -           -                -         3,576

Purchase of treasury stock                         -            -        1,326    (19,463)                -       (19,463)
Issuance of treasury stock for the
exercise of options and purchases in
the employee stock purchase plan              (1,221)     (17,984)      (1,221)     17,984                -             -
Sale of put options, net                           -          427            -           -                -           427
Tax benefit from exercise of options               -        5,742            -           -                -         5,742
Compensation expense                               -           30            -           -                -            30
Net income                                         -            -            -           -           51,132        51,132
--------------------------------------------------------------------------------------------------------------------------

Balance March 31, 1997                        53,301    $ 168,238          105 $   (1,479)       $  149,825   $  316,584
==========================================================================================================================

           See accompanying notes to consolidated financial statements

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       SIGNIFICANT ACCOUNTING POLICIES
         -------------------------------

         Principles of Consolidation
         The consolidated financial statements include the accounts of Microchip Technology Incorporated and its wholly owned subsidiaries (the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

         Stock Split
         On December 6, 1996, the Company's Board of Directors approved a three-for-two split of its Common Stock which became effective January 6, 1997. Accordingly, all references in the financial statements to number of shares of Common Stock, weighted average number of shares of Common Stock and stock option information have been restated to reflect this stock split.

         Cash and Cash Equivalents
         All highly liquid investments including marketable securities purchased with an original maturity of three months or less are considered to be cash equivalents. As of March 31, 1997, the Company has classified marketable securities of $25,964,000, with a maturity of less than three months as cash and cash equivalents. The Company intends to hold these securities to maturity. There were no marketable securities at March 31, 1996.

         Inventories
         Inventories are valued at the lower of cost or market using the last-in, first-out (LIFO) method.

         Property, Plant and Equipment
         Property, plant and equipment are stated at cost. Major renewals and improvements are capitalized, while maintenance and repairs are expensed when incurred. Depreciation is provided on a straight-line basis over the estimated useful lives of the related assets which range from three to twenty-five years.

         Assets acquired under capital lease arrangements have been recorded at the present value of the future minimum lease payments and are being amortized on a straight-line basis over the estimated useful life of the asset or the lease term, whichever is shorter. Amortization of this equipment is included in depreciation and amortization expense.

         Foreign Currency Translation and Forward Contracts
         The Company's foreign subsidiaries are considered to be extensions of the U.S. company and any translation gains and losses related to these subsidiaries are included in income. As the U.S. Dollar is utilized as the functional currency, gains and losses resulting from foreign currency transactions (transactions denominated in a currency other than the subsidiaries' functional currency) are also included in income. Gains and losses associated with currency rate changes on forward contracts are recorded currently in income.

         Revenue Recognition
         Revenue from product sales to direct customers is recognized upon shipment. The Company defers recognition of net sales and profits on sales to distributors that have rights of return and price protection until the distributors have resold the products.

         Income Taxes
         Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which these temporary differences are expected to be recovered or settled.

         Computation of Net Income per Share
         Net income per share is based upon the weighted average number of shares of Common Stock and common equivalent shares consisting of stock options (using the treasury stock method) outstanding for each of the periods presented. Common equivalent shares are not considered if the result would be anti-dilutive.

         Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of The Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, on April 1, 1996. This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Adoption of this Statement did not have a material impact on the Company's financial position or results of operations.

         Stock Option Plan
         Prior to April 1, 1996, the Company accounted for its stock option plans in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense would be recorded, only if, on the date of grant, the current market price of the underlying stock exceeded the exercise price. On April 1, 1996, the Company adopted SFAS No. 123, Accounting for Stock-Based Compensation, which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in fiscal 1996 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

         Use of Estimates
         The Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

         Reclassifications
         Certain 1996 and 1995 fiscal year balances have been reclassified to conform to the fiscal year 1997 presentation.

2.       ACQUISITIONS
         ------------

         Keeloq(R) Hopping Code
         On November 17, 1995, the Company acquired the Keeloq(R) hopping code technology and patents developed by Nanoteq Ltd. of the Republic of South Africa, and the marketing rights related thereto (the "Keeloq Acquisition"). The Keeloq Acquisition was treated as an asset purchase for accounting purposes. The amount paid for the Keeloq Acquisition, including all related costs, was $12,948,000. The Company has written off a substantial portion of the purchase price that relates to in-process research and development costs, which is consistent with the Company's on-going treatment of research and development costs, as well as all Keeloq Acquisition-related costs. The one-time write-off associated with the Keeloq Acquisition was $11,448,000, with the balance treated as purchased technology and amortized on a straight line basis over five years. Under the terms of the Keeloq Acquisition, the Company has agreed to a secondary payment which will be determined by a formula based on the net sales and gross margin results of the division for the six month period ended December 31, 1998. Any such secondary payment is based on future performance and it is currently not possible to determine the amount of such payment. It is currently anticipated that any such payment would be expensed in the quarter the amount is determined. The impact of the Keeloq Acquisition to the Company's reported financial position and results of operations is immaterial, therefore, pro-forma information illustrating the combined results after the Keeloq Acquisition has not been provided.

         ASIC Technical Solutions
         On June 25, 1996 the Company acquired ASIC Technical Solutions, Inc., a fabless provider of quick turn gate array devices (the "ASIC Acquisition"). The ASIC Acquisition was treated as a purchase for accounting purposes. The amount paid for the ASIC Acquisition and related costs was $1,750,000. As part of the ASIC Acquisition, the Company allocated a substantial portion of the purchase price to in-process research and development costs, which is consistent with the Company's on-going treatment of research and development costs. The total one-time write-off associated with the ASIC Acquisition was $1,575,000, with the balance treated as purchased technology related to current products and amortized over five years. Under the terms of the ASIC Acquisition, the Company has agreed to a secondary payment which will be determined by a formula based on the net sales and gross margin results of the division for the two year period ending December 31, 1999. Any such secondary payment is based on future performance and it is currently not possible to determine the amount of such payment. It is currently anticipated that any such payment would be expensed in the quarter the amount is determined. The impact of the ASIC Acquisition to the Company's reported financial position and results of operations is immaterial, therefore, pro-forma information illustrating the combined results after the ASIC Acquisition has not been provided.

3.       RESTRUCTURING CHARGES
         ---------------------

         During the quarter ended June 30, 1996, primarily in response to inventory correction activities at the Company's customers, the Company implemented a series of actions to reduce production capacity, curtail the growth of inventories and reduce operating expenses. These actions included delaying capital expansion plans and deferring capital spending, a 15% production cutback in wafer fabrication, a headcount reduction in early April, 1996 representing approximately 3% of the Company`s worldwide employees, and a two-week wafer fab shut down in early July, 1996. As a result of these actions, the Company recorded a pre-tax restructuring charge of $5,969,000 in the quarter ended June 30, 1996 to cover costs primarily related to idling part of the Company's 5-inch wafer fab capacity, paying continuing expenses during the wafer fabrication facility shutdown and paying severance costs associated with the April, 1996 headcount reduction.

4.       CONTINGENCIES
         -------------

         The Company is subject to lawsuits and other claims arising in the ordinary course of its business. In the Company's opinion, based on consultation with legal counsel, as of March 31, 1997, the effect of such matters will not have a material adverse effect on the Company's financial position.

5.       ACCOUNTS RECEIVABLE
         -------------------

         Accounts receivable consists of the following (amounts in thousands):

                                                                              March 31,
                                                                     1997                  1996
                                                                ---------------------------------
                  Trade accounts receivable                     $    62,165          $     47,799
                  Other                                               1,031                 1,243
                                                                ---------------------------------
                                                                     63,196                49,042

                  Less allowance for doubtful accounts                2,094                 1,834
                                                                ----------------------------------
                                                                $    61,102          $     47,208
                                                                ==================================

6.       INVENTORIES

         The components of inventories are as follows (amounts in thousands):

                                                                              March 31,
                                                                     1997                  1996
                                                                ---------------------------------
                  Raw materials                                 $     2,310           $     2,033
                  Work in process                                    44,813                43,036
                  Finished goods                                     18,021                21,430
                                                                ---------------------------------
                                                                     65,144                66,499

                  Less allowance for inventory valuation              8,331                10,372
                                                                ---------------------------------
                                                                $    56,813           $    56,127
                                                                =================================

         The Company has consistently presented its results of operations for all periods on the last-in first-out (LIFO) method and has assessed the net realizable value of inventory based on LIFO costs. LIFO has the effect of matching current costs of production with sales generated during the same period. Production costs have decreased over time due to improvements in manufacturing productivity and yields, resulting in lower cost of sales for the year ended

         March 31, 1995. Due to changes in sales and product mix which affected production costs, cost of sales increased during the years ended March 31, 1997 and 1996. The difference in cost of sales between the LIFO and FIFO inventory valuation methods for the reporting periods was immaterial. The inventory has been valued at net realizable value after considering costs of disposition and the LIFO basis of the inventory.

7.       PROPERTY, PLANT AND EQUIPMENT
         -----------------------------

         Property, plant and equipment consists of the following (amounts in thousands):

                                                                              March 31,
                                                                     1997                  1996
                                                                -----------           -----------
                  Land                                          $    10,837           $    10,518
                  Building and building improvements                 51,796                36,939
                  Machinery and equipment                           218,284               185,580
                  Projects in process                                52,608                26,389
                                                                -----------           -----------
                                                                    333,525               259,426
                  Less accumulated depreciation
                     and amortization                                99,467                62,043
                                                                -----------           -----------
                                                                $   234,058           $   197,383
                                                                ===========           ===========

8.       LONG-TERM DEBT
         --------------

         Long-term debt consists of borrowings (denominated in U.S. Dollars) from three Taiwan financial institutions, secured by equipment financed thereby. Interest rates are at the London Interbank Offering Rate (LIBOR) (6.0% at March 31, 1997) plus 0.75%, and Singapore Interbank Offering Rate (SIBOR) (6.125% at March 31, 1997) plus 0.75%. The weighted average interest rate on these borrowings was 6.824% at March 31, 1997. Payments, including interest, are due semi-annually through September 15, 2000. The aggregate annual maturities of long term debt as of March 31, 1997 are $2,470,000, $2,196,000, $1,147,000 and
         $273,000  for the years ending  March 31,  1998,  1999,  2000 and 2001, respectively.

         The Company has an unsecured line of credit with a syndicate of U.S. banks for up to $90,000,000, bearing interest at the Prime Rate (8.50% at March 31, 1997) and expiring in October, 1998. At March 31, 1996 the Company had utilized $21,000,000 of this line of credit. At March 31, 1997 there were no borrowings against the line of credit. The agreement between the Company and the syndicate of banks requires the Company to achieve certain financial ratios and operating results. The Company was in compliance with these covenants as of March 31, 1997.

         The Company has an additional unsecured line of credit with various Taiwan financial institutions for up to $14,890,000 (U.S. Dollar equivalent). These borrowings are predominantly denominated in New Taiwan Dollars, bearing interest at the Taiwan money market rate (6.10% at March 31, 1997) and expiring on various dates through September, 1998. No borrowings were outstanding on this line of credit as of March 31, 1997 and 1996.

9.       EMPLOYEE BENEFIT PLANS
         ----------------------

         The Company maintains a contributory profit-sharing plan for a majority of its domestic employees meeting certain service requirements. The plan qualifies under Section 401(k) of the Internal Revenue Code, and allows employees to contribute up to 15% of their compensation, subject to maximum annual limitations prescribed by the Internal Revenue Service. Company contributions to the plan were at the discretion of the Board of Directors until January 1, 1997, when the employer match was revised to provide for a fixed and discretionary component. The Company shall make a matching contribution of up to 25% of the first 4% of the participant's eligible compensation and may award up to an additional 25% under the discretionary match. All matches are provided on a quarterly basis and require the participant to be an active employee at the end of each quarter. For the years ended March 31, 1997, 1996 and 1995, the Company contributions to the plan totaled $452,000, $407,000, and $273,000, respectively.

         Effective January 1, 1997, the Company adopted a non-qualified deferred compensation arrangement. This plan is unfunded and is maintained primarily for the purpose of providing deferred compensation for a select group of management as defined in ERISA Sections 201, 301 and
         401. There are no Company matching contributions with respect to this plan.

         Substantially all employees in foreign locations are covered by a statutory pension plan. Contributions are accrued based on an actuarially determined percentage of compensation and are funded in amounts sufficient to meet statutory requirements. Pension expense amounted to $1,316,000, $1,197,000, and $1,177,000 for the years ended
         March 31, 1997, 1996 and 1995, respectively.

         The Company has an incentive compensation plan which provides for awards, based on a percentage of base salary, from an incentive pool created from operating profits of the Company, at the discretion of the Board of Directors. During the years ended March 31, 1997, 1996 and 1995, $2,064,000, $1,357,000 and $2,105,000, respectively, was charged against operations for this plan.

         The Company also has a plan which provides a cash bonus based on the operating profits of the Company for all employees, at the discretion of the Board of Directors. During the years ended March 31, 1997, 1996 and 1995, $1,373,000, $1,025,000, and $1,025,000, respectively, was charged against operations for this plan.

10.      STOCK OPTION PLANS
         ------------------

         Under the Company's 1993 Stock Option Plan (the "Plan") key employees, non-employee directors and consultants may be granted incentive stock options or non-statutory stock options to purchase shares of Common Stock at a price not less than 100% of the fair market value of the option shares on the grant date. Options granted under the Plan vest over the period determined by the Board of Directors at the date of grant, at periods ranging from one year to four years.

         At March 31, 1997, there were 1,508,370 shares available for grant under the Plan. The per share weighted-average fair value of stock options granted under the Plan for the years ended March 31, 1997 and 1996 was $9.66 and $13.22, respectively, based on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for both years: expected dividend yield of 0%, expected volatility of 60%, risk-free interest rate of 6.25%, and an expected life of 3.50 years.

         Under the Company's 1993 Stock Option Plan, 14,897,477 shares of Common Stock had been reserved for issuance since the inception of the Plan. In April, 1997, subject to stockholder approval, the Board of Directors reserved an additional 2,000,000 shares of Common Stock for issuance under the Plan.

         The stock option activity is as follows:

                                                  Options Outstanding
                                                                Weighted Average
                                             Shares              Exercise Price
                                       -----------------------------------------

         Outstanding at March 31, 1994        5,963,625            $    4.69

         Granted                              2,186,945                13.76
         Exercised                             (901,656)                2.20
         Canceled                              (138,242)                6.50
                                       -----------------

         Outstanding at March 31, 1995        7,110,672                 7.76


         Granted                                981,833                23.77
         Exercised                           (1,367,832)                4.01
         Canceled                              (177,366)               10.86
                                       -----------------


         Outstanding at March 31, 1996        6,547,307                10.88

         Granted                              2,092,952                17.74
         Exercised                           (1,314,977)                6.16
         Canceled                              (967,610)               21.28
                                       -----------------


         Outstanding at March 31, 1997        6,357,672            $   12.50
                                       =================

       The following table summarizes information about the stock options outstanding at March 31, 1997:

                                                 Weighted
                                                 Average           Weighted                       Weighted
         Range of                Options         Remaining         Average          Options       Average
         Exercise Prices         Outstanding     Contractual Life  Exercise Price   Exercisable   Exercise Price
         ---------------         -----------     ----------------  --------------   -----------   --------------

         $  0.0300 -  $ 2.4070       571,588       5.72            $ 1.87             571,588     $  1.87
         $  3.6300 -  $ 7.1110     1,714,505       6.47              7.07           1,369,106        7.06
         $  7.5930 -  $13.0000       175,997       6.95             11.06              91,951       10.93
         $ 13.7220 -               1,525,500       7.31             13.72              77,940       13.72
         $ 14.5550 -  $16.7500       116,975       8.21             15.25              28,473       15.37
         $ 16.8330 -               1,001,250       9.25             16.83                --           --
         $ 17.0000 -  $38.2500     1,251,857       8.91             19.70              69,750       20.31
                                   ---------       ----            ------           ---------     -------

           $0.0300 -  $38.2500     6,357,672       7.56            $12.50           2,208,808      $ 6.60
                                   =========       ====            ======           =========      ======

         At March 31,  1997 and 1996,  the  number of  options  exercisable  was
         2,208,808  and  2,115,404,   respectively,   and  the  weighted-average
         exercise price of those options was $6.60 and $6.21, respectively.

         On April 23, 1996, the Board of Directors of the Company approved an option exchange program for options priced in excess of $20.00. Employees, excluding executive officers, certain corporate officers, and directors, who were issued stock options in this category, and who were active employees on April 30, 1996, could elect to keep their options to buy Common Stock at the original grant price or exchange their options for options priced at $17.00 per share, the fair market value of the Company's Common Stock on April 30, 1996. If the employee elected to exchange their options for options priced at $17.00 per share, the vesting commencement date was extended by 90 days from the original vesting date. There were 654,395 shares exchanged under the option exchange program.

         For certain options granted, the Company recognizes as compensation expense the excess of the deemed value for accounting purposes of the Common Stock issuable upon exercise of such options over the exercise price of such options. This deferred compensation expense is amortized ratably over the vesting period of each option. During the years ended March 31, 1997, 1996 and 1995, the Company recorded compensation expense of $30,000, $60,000 and $60,000, respectively.

         Common stock received through the exercise of incentive stock options which are sold by the optionee within two years of grant or one year of exercise result in a tax deduction for the Company equivalent to the taxable gain recognized by the optionee. For financial reporting purposes, the tax effect of this deduction is accounted for as a credit to additional paid-in capital rather than as a reduction of income tax expense. Such optionee sales resulted in a tax benefit to the Company of $5,742,000, $4,130,000 and $4,120,000 for the years ended March 31,
         1997, 1996 and 1995, respectively.

         The Company's Employee Stock Purchase Plan (the "Purchase Plan") allows eligible employees of the Company to purchase shares of Common Stock at semi-annual intervals through periodic payroll deductions. The purchase price per share, in general, will be 85% of the lower of the fair market value of the Common Stock on the participant's entry date into the offering period or 85% of the fair market value on the semi-annual purchase date. As of March 31, 1997, 179,086 shares were available for issuance under the Purchase Plan. Since the inception of the Purchase Plan, 3,006,000 shares of Common Stock have been reserved for issuance under the Purchase Plan. In April, 1997, subject to stockholder approval, the Board of Directors reserved an additional 300,000 shares of Common Stock for issuance under the Purchase Plan. During fiscal 1995, a purchase plan was adopted for employees in non-U.S. locations. The plan will allow for the purchase price per share to be 100% of the lower of the fair market value of the Common Stock on the beginning or end of the semi-annual purchase plan period. In April, 1997, the Board of Directors reserved an additional 10,000 shares of Common Stock for issuance under this plan.

         The Company applies APB Opinion No. 25 in accounting for its various stock plans and, accordingly, no compensation cost has been recognized for the Plan or the Purchase Plan in the financial statements. Had the Company determined compensation cost in accordance with SFAS No. 123, the Company's net income and net income per share would have been reduced to the pro forma amounts indicated below:

                                                          Year Ended March 31,
                                                             1997        1996
                                                       -------------------------

         Net income                     As reported       $ 51,132     $ 43,752
                                        Pro forma           48,202       40,691

         Net income per common and      As reported       $   0.94     $   0.80
         common equivalent share        Pro-forma             0.88         0.75

         Pro forma net income reflects only options granted during the fiscal years ended March 31, 1997 and 1996. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income amounts presented above because compensation cost is reflected over the options' vesting period and compensation cost for options granted prior to April 1, 1995 is not considered.

11.      LEASE COMMITMENTS
         -----------------

         The Company leases office space, transportation and other equipment under capital and operating leases which expire at various dates through March, 2003. The future minimum lease commitments under these leases are payable as follows (amounts in thousands):

          Year ended                                         Capital           Operating
           March 31,                                         Leases             Leases
           ---------                                         ------             ------
             1998                                       $       4,116       $     1,410
             1999                                               2,139             1,220
             2000                                                 360               712
             2001                                                   2               237
             2002                                                 ---               136
             Thereafter                                           ---                52
                                                        --------------      ------------
             Total minimum lease payments               $       6,617       $     3,767
                                                                            ============
             Less amount representing interest
             (at rates ranging from 6.7% to 10.43%)              (458)
                                                        --------------
             Present value of net minimum lease payments        6,159
             Less current maturities                            3,776
                                                        --------------
             Capital lease obligations                  $       2,383
                                                        ==============

         Rental expense under operating leases totaled $2,644,000, $1,675,000 and $1,646,000 for the years ended March 31, 1997, 1996 and 1995, respectively.

12.      INCOME TAXES

                  The provision for income taxes is as follows (amounts in thousands):

                                                                                   Year Ended March 31,
                                                                1997                       1996                  1995
                                                          ---------------------------------------------------------------
                  Current expense:
                      Federal                             $      13,814             $      15,923             $    15,833
                      State                                       3,454                     4,122                   3,835
                      Foreign                                     4,093                     3,539                   2,216
                                                          -------------             -------------             -----------
                                                                 21,361                    23,584                  21,884
                                                          -------------             -------------             -----------

                  Deferred expense (benefit):
                      Federal                                    (1,322)                   (5,922)                 (7,017)
                      State                                        (331)                   (1,480)                 (2,038)
                      Foreign                                    (1,347)                      ---                     ---
                                                          --------------            -------------             -----------
                                                                 (3,000)                   (7,402)                 (9,055)
                                                          --------------            --------------            ------------

                                                          $      18,361             $      16,182             $    12,829
                                                          =============             =============             ===========

         The tax benefit associated with the exercise of employee stock options reduced taxes currently payable by $5,742,000, $4,130,000 and
         $4,120,000  for  the  years  ended  March  31,  1997,  1996  and  1995, respectively.

         The provision for income taxes differs from the amount computed by applying the statutory federal tax rate to income before income taxes. The sources and tax effects of the differences are as follows (amounts in thousands):

                                                                                   Year Ended March 31,
                                                                1997                       1996                  1995
                                                          -----------------------------------------------------------
                  Computed expected provision             $      24,323             $      20,977             $    17,195
                  State income taxes, net
                  of federal benefit                              2,245                     1,669                   1,168
                  Foreign sales corporation benefit              (2,552)                   (2,123)                   (154)
                  Foreign income taxed at
                  lower than the federal rate                    (5,655)                   (4,341)                 (5,380)
                                                          --------------            --------------            ------------
                                                          $      18,361             $      16,182             $    12,829
                                                          =============             =============             ===========

         Pretax income from foreign operations was $32,172,000, $29,434,000 and $21,064,000 for the years ended March 31, 1997, 1996 and 1995, respectively. Unremitted foreign earnings that are considered to be permanently invested outside the United States and on which no deferred taxes have been provided, amounted to approximately $108,320,000 at March 31, 1997.

         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows (amounts in thousands):

                                                                               March 31,
                                                                         1997             1996
                                                                  --------------------------------
                    Deferred tax assets:

                         Intercompany profit in inventory         $    10,408          $    10,055
                         Deferred income on shipments
                         to distributors                                6,475                4,938
                         Inventory reserves                             2,392                2,196
                         Technology assets                              2,934                3,536
                         Accrued expenses and other                     4,976                1,932
                                                                  -----------          -----------
                         Gross deferred tax assets                     27,185               22,657
                                                                  ===========          ===========

                    Deferred tax liabilities:

                         Property, plant and equipment,
                         principally due to differences in
                         depreciation                                  (8,479)              (6,950)
                         Other deferred liabilities                      (624)                (625)
                                                                  ------------         ------------
                         Gross deferred tax liability                  (9,103)              (7,575)
                                                                  ------------         ------------
                         Net deferred tax asset                   $    18,082          $    15,082
                                                                  =============        ============

         Management believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets.

         The Company has enjoyed the benefits of a partial tax holiday for its Taiwan manufacturing operations over the past several years. The aggregate dollar benefits derived from this tax holiday status approximated $5,415,000, $5,003,000, and $3,707,000 for the years ended
         March 31, 1997, 1996 and 1995, respectively. The benefit the tax holiday status had on net income per share approximated $0.10, $0.09 and $0.07 for the years ended March 31, 1997, 1996 and 1995, respectively. The Company's tax holiday status in Taiwan expired in March, 1997.

13.      ACCRUED LIABILITIES
         -------------------

         Accrued liabilities consists of the following (amounts in thousands):

                                                         March 31,
                                                    1997            1996
                                               ---------------------------
                  Accrued salaries and wages   $     6,344     $     4,728
                  Income taxes                      14,957           7,422
                  Other accrued expenses            15,091          16,057
                                               -----------     -----------
                                               $    36,392     $    28,207
                                               ===========     ===========

14.      STOCKHOLDERS' EQUITY
         --------------------

         Stockholder Rights Plan. On February 13, 1995, the Company's Board of Directors adopted a Stockholder Rights Plan (the "Plan"). Under the Plan, each share of the Company's Common Stock has one right which entitles the stockholder to buy 1/100th of a share of the Company's Series A Participating Preferred Stock. The rights have an exercise price of $66.67 and expire in February, 2005. The rights become exercisable and transferable upon the occurrence of certain events.

         Stock Repurchase Activity. In connection with a stock repurchase program, during the year ended March 31, 1997, the Company purchased a total of 1,326,477 shares of the Company's Common Stock in open market activities at a total cost of $19,463,000. Through December 31, 1996, the Company had reissued through stock option exercises and the Company's employee stock purchase plan a total of 1,221,895 shares of the Company's Common Stock held in treasury. Also, in connection with a stock repurchase program, during fiscal 1997 and fiscal 1996 the Company sold put options for 500,000 shares and 517,500 shares of Common Stock, respectively. Pricing per share ranged from $15.00 to $24.88 in fiscal 1997 and from $18.25 to $25.08 in fiscal 1996. During fiscal 1997, the Company repurchased put options for 142,500 shares. As of March 31, 1997 the Company held put options for 300,000 shares which have expiration dates ranging from April 1, 1997 to December 26, 1997 at prices ranging from $15.00 to $24.88 per share. The net proceeds from the sale and repurchase of these options, in the amount of $427,750 and $647,000 for fiscal years 1997 and 1996 respectively, has been credited to additional paid-in capital.

         Proposed Increase to the Number of Authorized Shares. In April, 1997, subject to stockholder approval, the Board of Directors approved an amendment to the Company's Restated Certificate of Incorporation, as amended, to increase the number of authorized shares of Common Stock from 65,000,000 to 100,000,000. This matter will be voted upon by the stockholders at the 1997 annual stockholders' meeting.

15.      GEOGRAPHIC INFORMATION
         ----------------------

         The Company operates in one industry segment and engages primarily in the design, development, manufacture and marketing of semiconductor products. The Company sells its products to system manufacturers and distributors in a broad range of industries, performs on-going credit evaluations of its customers and generally requires no collateral. The Company's operations outside the United States consist of comprehensive product final test facilities in Taiwan and Thailand and sales offices in certain foreign countries. Domestic operations are responsible for the design, development and wafer fabrication of all products, as well as the coordination of production planning and shipping to meet worldwide customer commitments. The Taiwan test facility is reimbursed in relation to value added with respect to test operations and other functions performed, and certain foreign sales offices receive a commission on export sales within their territory. The Thailand test facility was brought on line during the fiscal year ended March 31, 1997 and has also been reimbursed in relation to value added during test operations. Accordingly, for financial statement purposes, it is not meaningful to segregate sales or operating profits for the test and foreign sales office operations. Identifiable assets by geographic area are as follows (in thousands):

                                                       March 31,
                                                 1997             1996
                                           -------------------------------

                      United States        $     254,477     $     192,726
                      Taiwan                     101,036           119,269
                      Thailand                    44,126            23,767
                      Other                       28,453            22,425
                                           -------------     -------------
                           Total Assets    $     428,092     $     358,187
                                           =============     =============

         Sales to unaffiliated customers located outside the United States, primarily in Asia, Europe and Japan, aggregated approximately 66%, 65%, and 65% of consolidated net sales for the years ended March 31, 1997, 1996 and 1995, respectively.

16.      FAIR VALUE OF FINANCIAL INSTRUMENTS
         -----------------------------------

         The carrying amount of cash equivalents approximates fair value because their maturity is less than three months. The carrying amount of accounts receivable, accounts payable and accrued liabilities approximates fair value due to the short term maturity of the amounts. The fair value of capital lease obligations and long-term debt approximate their carrying value as they are estimated by discounting the future cash flows at rates currently offered to the Company for similar debt instruments.

         The Company is party to financial instruments with off-balance-sheet risk in the normal course of business to reduce its exposure to fluctuations in foreign exchange rates. These financial instruments include standby letters of credit and foreign currency forward contracts. When engaging in forward contracts, risks arise from the possible inability of counterparties to meet the terms of their contracts and from movements in securities values, interest rates and foreign exchange rates. At March 31, 1997 and 1996, the Company held contracts totaling $5,421,000 and $10,243,000, respectively, which were entered into and hedged the Company's foreign currency risk. The contracts matured in April and May 1997 and 1996 respectively. Unrealized gains and losses as of the balance sheet dates and realized gains and losses for the years ending March 31, 1997, 1996 and 1995 were not material.

17.      QUARTERLY RESULTS (UNAUDITED)
         -----------------------------

         The following table presents selected unaudited quarterly operating results for the Company's eight quarters ended March 31, 1997. The Company believes that all necessary adjustments have been made to present fairly the related quarterly results.

                                            First        Second      Third     Fourth
                                            Quarter      Quarter    Quarter    Quarter      Total
                                            -----------------------------------------------------
         Fiscal 1997
         -----------
         Net sales                           $ 74,161   $ 79,510     87,076   $ 93,505   $334,252
         Gross profit                          36,636     39,788     43,514     46,984    166,922
         Operating income                       9,545     18,517     20,791     22,204     71,057
         Net income                             6,686     13,126     14,755     16,565     51,132
         Net income per common
         and common equivalent
         share                                   0.12       0.24       0.27       0.30       0.94

         Fiscal 1996
         -----------

         Net sales                           $ 64,499   $ 71,265   $ 78,069   $ 72,055   $285,888
         Gross profit                          33,495     36,958     40,383     37,344    148,180
         Operating income                      16,161     17,994      8,064     18,093     60,312
         Net income                            11,503     12,765      5,765     13,719     43,752
         Net income per common
         and common equivalent
         share                                   0.21       0.23       0.10       0.25       0.80

18.      SUPPLEMENTAL FINANCIAL INFORMATION
         ----------------------------------

         The Company acquired equipment and incurred capital lease obligations of $3,656,000 during the year ended March 31, 1995.

         Cash paid for income taxes amounted to $8,108,000, $17,557,000 and $10,905,000 during the years ended March 31, 1997, 1996 and 1995, respectively. Cash paid for interest amounted to $3,183,000, $2,643,000 and $2,081,000 during the years ended March 31, 1997, 1996 and 1995, respectively.

         A summary of additions and deductions related to the allowances for accounts receivable and inventories for the years ended March 31, 1997, 1996 and 1995 follows:

                                Balance at   Charged to
                                beginning    costs and               Balance at
                                 of year     expenses    Deductions  end of year
                               -------------------------------------------------

         Allowance for doubtful accounts:

         1997                  $    1,834   $    452     $   (192)   $  2,094
         1996                       1,394        634         (194)      1,834
         1995                         885        649         (140)      1,394


         Allowance for inventory valuation:

         1997                  $   10,372   $  1,886     $  (3,927)  $  8,331
         1996                       4,373      7,639        (1,640)    10,372
         1995                       5,049      1,883        (2,559)     4,373

                                  EXHIBIT INDEX

Exhibit No.       Description                                                           Page No.
-----------       -----------                                                           --------

3.1               Restated    Certificate   of   Incorporation   of   Registrant
                  [Incorporated  by  reference  to Exhibit  3.1 to  Registration
                  Statement No. 33-70608]

3.1.1 Certificate of Amendment to Registrant's Restated Certificate of Incorporation [Incorporated by reference to Exhibit 3.3.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1994]

3.1.2             Certificate  of  Designation   of  Rights,   Preferences   and
                  Privileges  of  Series  A  Participating  Preferred  Stock  of
                  Registrant  [Incorporated by reference to Exhibit No. 3.1.2 to
                  Registrant's  Annual  Report on Form 10-K for the fiscal  year ended March 31, 1995]

3.1.3 Certificate of Amendment to Registrant's Restated Certificate of Incorporation [Incorporated by reference to Exhibit No. 1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995]

3.2 Amended and Restated By-Laws of Registrant, as amended through May 19, 1997

4.1               Investors'   Rights   Agreement   dated   October   30,   1992
                  [Incorporated  by reference to Exhibit No. 4.1 to Registration
                  Statement No. 33-57960]

4.2 Preferred Share Rights Agreement dated as of February 13, 1995 between Registrant and Bank One, Arizona, N.A., including the form of Rights Certificate and the Summary of Rights attached as exhibits thereto [Incorporated by reference to Exhibit No.
                  1 to Registrant's Registration Statement on Form 8-A as filed with the Securities and Exchange Commission as of February 14, 1995]

10.1 Form of Indemnification Agreement between Registrant and its directors and certain of its officers [[Incorporated by reference to Exhibit No. 10.1 to Registration Statement No.
                  33-57960]

10.2              Series B Preferred Stock Purchase  Agreement dated as of March
                  14, 1991, as amended, between Registrant and the investors specified therein [Incorporated by reference to Exhibit No.
                  10.2 to Registration Statement No. 33-57960]

10.3              Series  C  Preferred  Stock  Purchase  Agreement  dated  as of
                  October  30,  1992  between   Registrant   and  the  investors
                  specified  therein  [Incorporated  by reference to Exhibit No.
                  10.3 to Registration Statement No. 33-57960]

10.4              Warrant  Purchase  Agreement  dated as of May 15, 1991 between
                  Registrant and Silicon Valley Bank [Incorporated by reference to Exhibit No. 10.5 to Registration Statement No. 33-57960]

Exhibit No.       Description                                                           Page No.
-----------       -----------                                                           --------
10.5              Warrant  Purchase  Agreement  dated as of July 1, 1992 between
                  Registrant and Silicon Valley Bank  [Incorporated by reference to Exhibit No. 10.6 to Registration Statement No. 33-57960]

10.6 Form of Stock Purchase Warrant between Registrant and certain investors [Incorporated by reference to Exhibit No. 10.8 to Registration Statement No. 33-57960]

10.7 License Agreement dated as of April 1, 1988 between Registrant and General Instrument Corporation, as amended by that certain
                  Amendment, Assignment and Assumption Agreement dated as of April 12, 1989 [Incorporated by reference to Exhibit No. 10.9 to Registration Statement No. 33-57960]

10.8              Land Lease Contract dated January 1, 1989 between Registrant's subsidiary and Kaohsiung Export Processing Zone Administration
                  Summary  (English  Summary)   [Incorporated  by  reference  to
                  Exhibit No. 10.10 to Registration Statement No. 33-57960]

10. 9             Land  Lease   Contract   dated   September   1,  1992  between
                  Registrant's  subsidiary and Kaohsiung Export  Processing Zone
                  Administration  Summary  (English  Summary)  [Incorporated  by
                  reference to Exhibit No. 10.11 to  Registration  Statement No.
                  33-57960]

10.10 Amended and Restated 1989 Stock Option Plan [Incorporated by reference to Exhibit No. 10.14 to Registration Statement No.
                  33-57960]

10.11             1993 Stock Option Plan, as amended through April 25, 1997

10.12             Form of Notice  of Grant  For 1993  Stock  Option  Plan,  with
                  Exhibit A thereto, Form of Stock Option Agreement; and Exhibit
                  B thereto, Form of Stock Purchase Agreement [Incorporated by reference to Exhibit No. 10.6 to Registration Statement No.
                  333-872]

10.13             Employee  Stock  Purchase  Plan, as amended  through April 25,
                  1997

10.14             Form of Stock  Purchase  Agreement for Employee Stock Purchase
                  Plan  [Incorporated  by  reference  to  Exhibit  No.  10.2  to
                  Registration Statement No. 333-872]
                                      E-2

Exhibit No.       Description                                                           Page No.
-----------       -----------                                                           --------

10.15             Form of  Enrollment  Form For  Employee  Stock  Purchase  Plan
                  [Incorporated by reference to Exhibit No. 10.3 to Registration
                  Statement No. 333-872]

10.16             Form  of  Change  Form  For  Employee   Stock   Purchase  Plan
                  [Incorporated by reference to Exhibit No. 10.4 to Registration
                  Statement No. 333-872]

10.17 Form of Executive Officer Severance Agreement [Incorporated by reference to Exhibit No. 10.7 to Registration Statement No.
                  333-872]

10.18             Purchase  and Sale  Agreement  dated  October 7, 1993  Between
                  Registrant and Digital Equipment Corporation [Incorporated by reference to Exhibit No. 10.22 to Registration Statement No.
                  33-70608]

10.19             Credit   Agreement   dated  as  of  October   31,  1996  among
                  Registrant, the Banks named therein, Wells Fargo Bank, N.A. as
                  Administrative  Agent and NBD Bank, as Co-Agent  [Incorporated
                  by  reference  to Exhibit No. 10.1 to  Registrant's  Quarterly
                  Report on Form 10-Q for the Quarter Ended September 30, 1996]

10.20             Modification  Agreement  dated as of January  14,  1997 to the
                  Credit   Agreement   dated  as  of  October   31,  1996  among
                  Registrant,  the Banks named therein,  Wells Fargo Bank, N.A., as Administra- tive Agent and NBD Bank, as Co-Agent

11.1              Computation of Net Income Per Share

21.1 Subsidiaries of Registrant [Incorporated by reference to Exhibit No. 21.1 to Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1996]

23.1              Consent of KPMG Peat Marwick LLP

24.1              Power of Attorney Re: Microchip Technology  Incorporated,  the
                  Registrant  [Incorporated  by reference to Exhibit No. 24.1 to
                  Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1995]

28.1              Specimen    Certificate   of    Registrant's    Common   Stock
                  [Incorporated by reference to Exhibit No. 28.1 to Registration
                  Statement No. 33-57960]

                                      E-3