Form 10-Q
period 1997-06-30
MICROCHIP TECHNOLOGY INC
filed 1997-08-11
CIK 827054

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q

(Mark One)

( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997.

                                       OR

(   )    TRANSITION  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE  SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from                   to               .
                               ------------------  ---------------

                         Commission File Number: 0-21184
                                                ----------------

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

The  number of shares  outstanding  of the  issuer's  common  stock,  as of July
25,1997:

                Common Stock, $.001 Par Value: 53,384,555 shares
                                              ------------
================================================================================

               MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                                      INDEX



                                                                            Page
                                                                            ----

PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

              Condensed Consolidated Balance Sheets -
                  June 30, 1997 and March 31, 1997.............................3

              Condensed Consolidated Statements of Income -
                  Three Months Ended June 30, 1997
                  and June 30, 1996............................................4

              Condensed Consolidated Statements of Cash Flows -
                  Three Months Ended June 30, 1997 and June 30, 1996...........5

              Notes to Condensed Consolidated Financial Statements.............6

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations................9

PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings...........................................15

         Item 5.  Other Information...........................................15

         Item 6.  Exhibits and Reports on Form 8-K............................16


SIGNATURES....................................................................17

EXHIBITS

          3.1     Certificate of Amendment to Registrant's Restated Certificate
                  of Incorporation, as amended................................19

          11      Computation of Net Income PerShare..........................20

          18.1    Letter from KPMG Peat Marwick LLP re: Change in Accounting
                  Principles..................................................21

               MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                      (in thousands except share amounts)

                                     ASSETS


                                                          June 30,     March 31,
                                                            1997          1997
                                                          ---------    ---------
                                                         (Unaudited)

Cash and cash equivalents                                 $  67,645   $  42,999
Accounts receivable, net                                     62,587      61,102
Inventories                                                  59,330      56,813
Prepaid expenses                                              1,389       1,715
Deferred tax asset                                           24,240      24,251
Other current assets                                          2,614       2,656
                                                          ---------   ---------
   Total current assets                                     217,805     189,536

Property, plant & equipment, net                            252,331     234,058
Other assets                                                  4,558       4,498
                                                          ---------   ---------

   Total assets                                           $ 474,694   $ 428,092
                                                          =========   =========


                      LIABILITIES AND STOCKHOLDERS' EQUITY


Accounts payable                                          $  45,670   $  35,281
Current maturities of long-term debt                          2,435       2,470
Current maturities of capital lease obligations               3,672       3,776
Accrued liabilities                                          46,337      36,392
Deferred income on shipments to distributors                 27,390      20,441
                                                          ---------   ---------
   Total current liabilities                                125,504      98,360

Long-term debt, less current maturities                       2,926       3,616
Capital lease obligations, less current maturities            1,746       2,383
Long-term pension accrual                                     1,048         980
Deferred tax liability                                        6,169       6,169


Stockholders'  equity:

Preferred stock, $.001 par value; authorized 5,000,000
  shares; no shares issued or outstanding                        --          --
Common stock, $.001 par value; authorized 65,000,000
  shares; issued and outstanding 53,355,414 shares at
  June 30, 1997;                                                 53          53
  53,196,037 shares at March 31, 1997
Additional paid-in capital                                  169,591     168,185
Retained  earnings                                          167,657     149,825
Less shares of common stock held in treasury                   --        (1,479)
                                                          ---------   ---------
   Net stockholders' equity                                 337,301     316,584

   Total liabilities and stockholders' equity             $ 474,694   $ 428,092
                                                          =========   =========

      See accompanying notes to condensed consolidated financial statements

               MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                    (in thousands except per share amounts)

                                                    Three Months  Ended June 30,
                                                    ----------------------------
                                                         1997            1996
                                                       --------        --------
                                                              (Unaudited)

Net sales                                              $ 97,228        $ 74,161
Cost of sales                                            47,835          37,525
                                                       --------        --------
   Gross profit                                          49,393          36,636


Operating expenses:
   Research and development                               9,210           6,920
   Selling, general and administrative                   16,228          12,627
   Restructuring cost                                        --           5,969
   Write-off of in-process technology                        --           1,575
                                                       --------        --------
                                                         25,438          27,091

Operating income                                         23,955           9,545

Other income (expense):
   Interest income                                          740             414
   Interest expense                                        (281)           (759)
   Other, net                                                13             (39)
                                                       --------        --------

Income  before income  taxes                             24,427           9,161

Income taxes                                              6,595           2,475
                                                       --------        --------

Net income                                             $ 17,832        $  6,686
                                                       ========        ========


 Net income per common and
   common equivalent share                             $   0.32        $   0.12
                                                       ========        ========


Shares used in per share calculation                     56,432          54,423
                                                       ========        ========

     See accompanying notes to condensed consolidated financial statements

               MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (in thousands)






                                                     Three Months Ended June 30,
                                                     ---------------------------

Cash flows from operating activities:                        1997        1996
                                                           --------    --------
                                                                (Unaudited)

Net income                                                 $ 17,832    $  6,686
Adjustments to reconcile net income to
net cash provided by operating
activities:
     Provision for doubtful accounts                            144         171
     Provision for inventory valuation                         (400)      2,761
     Provision for pension accrual                              296         305
     Provision for restructuring cost                          --         5,211
     Depreciation and amortization                           12,095       9,710
     Amortization of purchased technology                        75          75
     Deferred income taxes                                       11           2
     Compensation expense on stock options                     --            15
     (Increase)/decrease  in accounts receivable             (1,629)      1,685
     Increase in inventories                                 (2,117)     (6,437)
     Increase in accounts payable and accrued liabilities    20,334       2,369
     Change in other assets and liabilities                   6,953      (7,672)
                                                            --------    --------


Net cash provided by operating activities                    53,594      14,881
                                                           --------    --------


Cash flows from investing activities:
     Capital expenditures                                   (30,367)    (26,756)
                                                           --------    --------

Net cash used in investing activities                       (30,367)    (26,756)
                                                           --------    --------

Cash flows from financing activities:

     Net proceeds from lines of credit                         --         8,100
     Payments on long-term debt                                (725)       (798)
     Payments on capital lease obligations                     (741)       (748)
     Repurchase of common stock                                --        (4,100)
     Proceeds from sale of stock and put options              2,885         935
                                                           --------    --------

Net cash provided by financing activities                     1,419       3,389
                                                           --------    --------


Net increase (decrease) in cash and cash equivalents         24,646      (8,486)

Cash and cash equivalents at beginning of period             42,999      31,059
                                                           --------    --------

Cash and cash equivalents at end of period                 $ 67,645    $ 22,573
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

         In the quarter ended June 30, 1997, the Company changed its method of accounting for inventories from the last-in, first-out (LIFO) method to the first-in, first-out (FIFO) method. The change did not have a material effect on the results of operations for the quarter. The FIFO method is the predominant accounting method used in the semiconductor industry. Prior to this change, the Company's inventory costs did not differ significantly under the two methods. Prior period results of operations will not be restated for this change as the impact is not material.

         The accompanying financial statements have been prepared in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, the accompanying financial statements include all adjustments of a normal recurring nature which are necessary for a fair presentation of the results for the interim periods presented. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations. It is suggested that these financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 1997. The results of operations for the three months ended June 30, 1997 are not necessarily indicative of the results to be expected for the full fiscal year.

(2)      Accounts Receivable

         Accounts receivable consists of the following (amounts in thousands):

                                                          June 30,     March 31,
                                                           1997           1997
                                                          ----------------------

         Trade accounts receivable                        $64,153        $62,165
         Other                                                672          1,031
                                                          -------        -------
                                                           64,825         63,196
         Less allowance for doubtful accounts               2,238          2,094
                                                          -------        -------
                                                          $62,587        $61,102
                                                          =======        =======

(3)      Inventories

         The components of inventories are as follows (amounts in thousands):

                                                           June 30,    March 31,
                                                            1997          1997
                                                           ---------------------

         Raw materials                                     $ 3,172       $ 2,310
         Work in process                                    41,702        44,813
         Finished goods                                     22,044        18,021
                                                           -------       -------
                                                            66,918        65,144

         Less allowance for inventory valuation              7,588         8,331
                                                           -------       -------
                                                           $59,330       $56,813
                                                           =======       =======

(4)      Property, Plant and Equipment

         Property, plant and equipment consists of the following (amounts in thousands):

                                                        June 30,       March 31,
                                                          1997            1997
                                                        ------------------------
         Land                                           $ 11,178        $ 10,837
         Building and building improvements               55,025          51,796
         Machinery and equipment                         262,175         218,284
         Projects in process                              34,974          52,608
                                                        --------        --------
                                                         363,352         333,525

         Less accumulated depreciation
         and amortization                                111,021          99,467
                                                        --------        --------
                                                        $252,331        $234,058
                                                        ========        ========

(5)      Lines of Credit

The Company has an unsecured line of credit with a syndicate of U.S. banks for up to $90,000,000, bearing interest at the Prime Rate (8.50% at June 30, 1997) and expiring in October, 1998. At March 31, 1997 and June 30, 1997 there were no borrowings against the line of credit. The agreement between the Company and the syndicate of banks requires the Company to achieve certain financial ratios and operating results. The Company was in compliance with these covenants as of June 30, 1997.

(6)      Stockholders' Equity

Stock Repurchase Activity. In connection with a stock repurchase program, during the year ended March 31, 1997, the Company purchased a total of 1,326,477 shares of the Company's Common Stock in open market activities at a total cost of $19,463,000. As of June 30, 1997, the Company had reissued all of these shares through stock option exercises and the Company's employee stock purchase plan. Also, in connection with a stock repurchase program, during the quarter ended June 30, 1997, the Company sold put options for 350,000 shares of Common Stock at pricing per share ranging from $29.50 to $30.86. The net proceeds from the sale of these options, in the amount of $1,606,100 for the period ended June 30, 1997, has been credited to additional paid-in capital. As of June 30, 1997, the Company had outstanding put options for 550,000 shares which have expiration dates ranging from July 8, 1997 to June 16, 1998 at prices ranging from $15.08 to $30.86 per share.

Increase to the Number of Authorized Shares. In April, 1997, the Board of Directors approved an amendment to the Company's Restated Certificate of Incorporation, as amended, to increase the number of authorized shares of Common Stock from 65,000,000 to 100,000,000. This matter was approved by the stockholders at the 1997 annual stockholders' meeting held on July 28, 1997, and became effective upon the filing of a certificate of amendment to the Restated Certificate of Incorporation with the Delaware Secretary of State on July 28, 1997.

(7)      Subsequent Events

Microchip Technology Incorporated v. Lucent Technologies Inc. On July 16, 1997, the Company filed an action for declaratory relief against Lucent Technologies Inc. ("Lucent") requesting that the Court declare, among other matters, that Microchip does not infringe certain of Lucent's semiconductor patents (District of Arizona, CIV97-1502 PHX EHC). The Company initiated legal action so that a determination could be made relating to the validity, enforceability and alleged infringement of the asserted patents. Prior to filing suit, Microchip had engaged in good faith license negotiations with Lucent for over four years regarding alleged infringement of certain of Lucent's semiconductor patents. The Company investigated Lucent's claims and believes that it does not infringe any of the asserted Lucent patents. Despite the filing, the Company intends to continue negotiations with Lucent with the goal of obtaining a resolution of this matter, which could include a license on commercially reasonable terms. However, no assurances can be given that a mutually satisfactory conclusion will be achieved and that protracted litigation will not ensue. Litigation could result in substantial cost to the Company and diversion of management effort. If unsuccessful, the Company could be forced to pay royalties on past and future sales. Such litigation and/or royalty payments could have a material adverse impact on the Company's business and operating results.

               MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The following table sets forth certain operational data as a percentage of net sales for the periods indicated:

                                           Three Months Ended June 30,
                                               1997         1996
                                           ---------------------------

Net sales .........................           100.0%       100.0%
Cost of sales .....................            49.2         50.6
                                              ------       ------
Gross profit ......................            50.8         49.4
Research and development ..........             9.5          9.3
Selling, general and administrative            16.7         17.0
Restructuring cost ................              --          8.1
Write-off of in-process technology               --          2.1
                                              ------       ------
Operating income ..................            24.6%       12.9%
                                              ======       ======


Net Sales. The Company's net sales for the quarter ended June 30, 1997 were $97.2 million, an increase of 31.1% over sales of $74.2 million for the corresponding quarter of the previous fiscal year, and an increase of 4.0% from the previous quarter's sales of $93.5 million. The Company's family of 8-bit microcontrollers represents the largest component of Microchip's total net sales. Microcontrollers and associated application development systems accounted for 69.8% and 61.0% of total net sales in the three months ended June 30, 1997 and 1996, respectively. A related component of the Company's product sales consists primarily of serial EEPROMs, along with smaller quantities of parallel EEPROM memories and high-speed and low-voltage EPROMs. These products accounted for 28.2% and 33.0% of net sales in the three months ended June 30, 1997 and 1996, respectively. In the three months ended June 30, 1997, as compared to the same period in the previous fiscal year, the Company increased the percentage of net sales attributable to 8-bit microcontrollers as a result of the Company's focus in this area. It is anticipated that this trend will continue for the foreseeable future.

The Company's net sales in any given quarter are dependent upon a combination of orders received in that quarter for shipment in that quarter ("turns orders") and shipments from backlog. The Company has emphasized its ability to respond quickly to customer orders as part of its competitive strategy. This strategy, combined with current industry conditions, is resulting in customers placing orders with relatively short delivery schedules. This has had the effect of increasing turns orders as a portion of the Company's business in the three months ended June 30, 1997, as compared to the similar period of the previous fiscal year. During the quarter, however, the Company began to see improved customer order backlog placement after many quarters of declining order visibility. Because turns orders are more difficult to predict, there can be no assurance that the combination of turns orders and backlog in any quarter will be sufficient to achieve growth in net sales. If the Company does not achieve a sufficient level of turns orders in a particular quarter, the Company's revenues and operating results would be materially adversely affected.

In the quarter ended June 30, 1997, the Company was unable to ship $4 million of product for which it had firm scheduled orders, approximately the same as shipment delinquencies at the end of the prior fiscal quarter. These shipment delinquencies were a result of inventory mix issues which have been exacerbated by the rapid growth in the Company's product offerings and the low long-term order visibility. While the Company experienced an improvement in customer order backlog during the quarter, it is anticipated that low long-term order visibility will continue for the foreseeable future and, as a result, the Company expects it may have shipment delinquencies at the end of each quarter which could adversely affect quarterly operating results.

The Company's overall average selling prices for its microcontroller products have remained relatively constant while average selling prices of its non-volatile memory products have declined gradually over time. During fiscal 1997, and for the three months ended June 30, 1997, the Company experienced increased pricing pressure on its non-volatile memory products due primarily to a worldwide industry inventory correction and the less proprietary nature of these products. There can be no assurance that average selling prices for the Company's microcontroller or other products will not experience increased pricing pressure in the future. An increase in pricing pressure could adversely affect the Company's operating results.

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

Foreign sales represented 70.0% of net sales in the current quarter and 67.0% of net sales in the corresponding quarter of the previous fiscal year and 66.0% of net sales in the previous quarter. The Company's foreign sales have been predominantly in Asia, Europe and Japan, which the Company attributes to the manufacturing strength in those areas for consumer, automotive, office automation, communications and industrial products. The majority of foreign sales are U.S. Dollar denominated. The Company has entered into and, from time to time, will enter into hedging transactions in order to minimize exposure to currency rate fluctuations. Although none of the countries in which the Company conducts significant foreign operations have had a highly inflationary economy in the last five years, there is no assurance that inflation rates or fluctuations in foreign currency rates in countries where the Company conducts operations will not adversely affect the Company's operating results in the future.

Additional Factors Affecting Operating Results. The Company believes that future growth in net sales of its 8-bit family of microcontroller products and related memory products will depend largely upon the Company's success in having its current and new products designed into high-volume customer applications. Design wins typically precede the Company's volume shipment of products for such applications by 15 months or more. The Company also believes that shipment levels of its proprietary application development systems are an indicator of potential future design wins and microcontroller sales. The Company continued to achieve a high volume of design wins and shipped increased numbers of application development systems in the three months ended June 30, 1997 compared to previous fiscal periods. There can be no assurance that any particular development system shipment will result in a product design win or that any particular design win will result in future product sales.

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

Gross Profit. The Company's gross profit was $49.4 million in the three months ended June 30, 1997, as compared to $36.6 million in the corresponding quarter of the prior fiscal year, and $47.0 million in the previous quarter. Gross profit as a percent of sales was 50.8% in the current quarter, 49.4% in the corresponding quarter of the prior fiscal year and 50.3% in the previous quarter. The Company anticipates that its cost of sales will fluctuate over time, driven primarily by the product mix of 8-bit microcontroller products and related memory products manufacturing yields, wafer fab loading levels and competitive and economic conditions. Gross profit percentage increased from the prior period levels, primarily as a result of the percentage of net sales attributable to 8-bit microcontrollers and improved wafer fabrication utilization. The Company anticipates that its gross profit percentage will fluctuate over time, driven primarily by product mix, manufacturing costs and yields, and competitive and economic conditions. The Company is continuing the process of transitioning products to smaller geometries and to larger wafer sizes to reduce future manufacturing costs. Eight-inch wafer production commenced at the Company's Tempe wafer fabrication facility in early fiscal 1998, and the Company is continuing the transition of products to its 0.7 micron process. The foregoing statements relating to anticipated gross margins, cost of sales, and the transition to higher yielding manufacturing processes are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbors created thereby. Actual results could differ materially because of the following factors, among others: fluctuations in production yields, production efficiency and overall capacity utilization; cost and availability of raw materials; absorption of fixed costs, labor and other direct manufacturing costs; the timing and success of manufacturing process transition; changes in product mix; competitive pressures on prices; and other economic conditions in the United States and other worldwide markets.

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

The Company owns product final test facilities in Kaohsiung, Taiwan, Republic of China and Chachoengsao, Thailand. The Company also uses various third-party contractors in Thailand, Taiwan, the Philippines, China and other locations in Asia for product assembly and test. The Company's reliance on facilities in these countries, and maintenance of substantially all of its finished goods inventory overseas, entails certain political and economic risks, including political instability and expropriation, labor disruption, supply disruption, currency controls and exchange fluctuations, as well as changes in tax laws, tariff and freight rates. Microchip currently employs the Alphatec Electronics PCL group of companies ("Alphatec") headquartered in Bangkok, Thailand, for a portion of its product assembly volume and product final test capacity. While Alphatec's assembly and test operations have performed reliably for the Company for several years, Alphatec has recently experienced difficulty in obtaining financing in connection with some of its unrelated joint ventures involving semiconductor fabrication facilities in Thailand. Alphatec has also recently released information concerning a report from their independent auditors resulting in the Alphatec Board of Directors requesting the Stock Exchange of Thailand to immediately suspend trading in Alphatec shares. Microchip currently has multiple sources for product assembly and test for most of its package types and is in the process of shifting its assembly and test requirements to other factories. Despite these actions, there can be no assurance that Microchip may not experience short-term disruption, including possible temporary product shortages and increased assembly and test costs, compared to those received from the current subcontract relationship with Alphatec. The Company has not experienced any significant interruptions in its foreign business operations to date. Nonetheless, the Company's business and operating results could be adversely affected if foreign operations or international air transportation were disrupted.

During the fourth quarter of fiscal 1997, the Company commenced construction of an additional 20,000 square foot wafer fabrication module at its Tempe, Arizona, facility. It is anticipated that the construction will be completed during the second quarter of fiscal 1998 and that the new wafer fabrication module will begin 8-inch wafer production in the fourth quarter of fiscal 1998. In addition, the Company is also expanding capacity at its Chandler wafer fabrication facility and expects to have an additional 3,000 square feet of capacity available in Chandler during the second quarter of fiscal 1998. The foregoing statements regarding completion of construction and additional available capacity are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbors created thereby. Actual results could differ materially because of the following factors, among others: delays in facilitation of the expanded Tempe and Chandler wafer fabrication facilities; production yields and efficiencies; factory absorption rates; capacity loading; supply disruption; operating cost levels; and the rate of revenue growth.

Research and Development. The Company is committed to continued investment in new and enhanced products, including its development systems software and its design and manufacturing process technology, which are significant factors in maintaining the Company's competitive position. The dollar investment in research and development increased 33.1% in the current quarter as compared to the corresponding quarter of the previous fiscal year and by 2.0% from the previous quarter. The Company will continue to invest in research and development in the future, including an investment in process and product development associated with the capacity expansion of the Company's fabrication facilities.

The Company's future operating results will depend to a significant extent on its ability to continue to develop and introduce new products on a timely basis which can compete effectively on the basis of price and performance and which address customer requirements. The success of new product introductions depends on various factors, including proper new product selection, timely completion and introduction of new product designs, development of support tools and collateral literature that make complex new products easy for engineers to understand and use and market acceptance of customers' end products. Because of the complexity of its products, the Company has experienced delays from time to time in completing the development of new products. In addition, there can be no assurance that any new products will receive or maintain substantial market acceptance. If the Company were unable to design, develop and introduce competitive products on a timely basis, its future operating results would be adversely affected.

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

Selling, General and Administrative. Through expense controls and operating efficiencies, the Company has reduced selling, general and administrative expenses in the current fiscal quarter to 16.7% of sales, as compared to 17.0% of sales in the corresponding period of the previous fiscal year, and compared to 16.8% in the previous quarter. This has been achieved while the Company has continued to invest significantly in incremental worldwide sales and technical support resources to promote the Company's embedded control products. However, there can be no assurance that revenue growth in the future will be sufficient to continue to reduce the current level of selling, general and administrative expenses as a percentage of sales.

Other Income (Expense). Interest expense in the three months ended June 30, 1997 decreased over the same period of the previous fiscal year due to lower borrowings associated with the Company's capital equipment additions. Interest income in the three months ended June 30, 1997 increased from the same period of the previous fiscal year, primarily as a result of investing the proceeds of the Company's equity offering completed in the fourth quarter of fiscal 1997. Other income represents numerous immaterial non-operating items. The Company's interest expense could increase in fiscal 1998 if the Company increases its borrowings and interest expense would be adversely impacted by increased interest rates.

Provision for Income Taxes. Provisions for income taxes reflect tax on foreign earnings and federal and state tax on U.S. earnings. The Company had an effective tax rate of 27.0% for each of the three months ended June 30, 1997 and 1996, due primarily to lower tax rates at its foreign locations. The Company believes that its tax rate for the foreseeable future will be approximately 27.0%. The foregoing statement regarding the Company's anticipated future tax rate is a forward-looking statement within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and is subject to the safe harbors created thereby. Actual results could differ materially because of the following factors, among others: taxation rates in geographic regions where the Company has significant operations; and current tax holidays available in foreign locations.

Liquidity and Capital Resources

The Company had $67.6 million in cash and cash equivalents at June 30, 1997, an increase of $24.6 million from the June 30, 1996 balance. The Company has an unsecured line of credit with a syndicate of domestic banks totaling $90.0 million. There were no borrowings under the domestic line of credit as of June 30, 1997. The domestic line of credit requires the Company to achieve certain financial ratios and operating results. The Company was in compliance with these covenants at June 30, 1997. The Company also has an unsecured short term line of credit totaling $24.9 million with certain foreign banks. There were no borrowings under the foreign line of credit as of June 30, 1997. There are no covenants related to the foreign line of credit.

At June 30, 1997, an aggregate of $114.9 million of these facilities was available, subject to financial covenants and ratios with which the Company was in compliance. The Company's ability to fully utilize these facilities is dependent on the Company remaining in compliance with such covenants and ratios.

During the three months ended June 30, 1997, the Company generated $53.6 million of cash from operating activities, an improvement of $38.7 million from the three months ended June 30, 1996. The improvement in cash flow from operations was primarily due to increased profitability, the impact of increases in accounts payable and accrued expenses and an increase in depreciation expense.

The Company's level of capital expenditures varies from time to time as a result of actual and anticipated business conditions. Capital expenditures in the three months ended June 30, 1997 and 1996, were $30.4 million and $26.8 million, respectively. Capital expenditures were primarily for the expansion of production capacity and the addition of research and development equipment in each of these periods. The Company currently intends to spend approximately $135.0 million during the next 12 months for additional capital equipment to increase capacity at its existing wafer fabrication facilities, to construct additional facilities and to expand product test operations. The Company expects capital expenditures will be financed by cash flow from operations, available debt arrangements and other sources of financing. The Company believes that the capital expenditures anticipated to be incurred over the next 12 months will provide sufficient additional manufacturing capacity to meet its currently anticipated needs.

Net cash provided by financing activities was $1.4 million and $3.4 million for the three months ended June 30, 1997 and 1996 respectively. Proceeds from sale of stock and put options were $2.9 million and $0.9 million for the three months ended June 30, 1997 and 1996, respectively. Payments on long term debt and capital lease obligations were $1.5 million for each of the three months ended June 30, 1997 and 1996. Proceeds from lines of credit were $8.1 million for the three months ended June 30, 1996. Cash expended for the purchase of the Company's Common Stock was $4.1 million for the three months ended June 30, 1996.

On July 26, 1996, the Company's Board of Directors authorized a share repurchase plan which permits the Company to purchase up to 1,500,000 shares of its Common Stock and to sell up to 750,000 put options. Based on the price of Microchip's stock and other pertinent factors, the Company may from time to time purchase shares on the open market or sell put options. See Footnote 6 to the Company's Condensed Consolidated Financial Statements.

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

Recent Accounting Pronouncements. In February, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128, "Earnings per Share" ("Statement 128"). Statement 128 establishes standards for computing and presenting earnings per share ("EPS"), and supersedes APB Opinion No. 15. Statement 128 replaces primary EPS with basic EPS and requires dual presentation of basic and diluted EPS. Statement 128 is effective for annual and interim periods ending after December 15, 1997. Earlier adoption is not permitted. After adoption, all prior period EPS data shall be restated to conform to Statement 128. Basic and diluted EPS, as calculated under Statement 128 would have been $0.33 and $0.32 for the three months ended June 30, 1997.

PART II. OTHER INFORMATION

Item 1.           LEGAL PROCEEDINGS

Microchip Technology Incorporated v. Lucent Technologies Inc. On July 16, 1997, the Company filed an action for declaratory relief against Lucent Technologies Inc. ("Lucent") requesting that the Court declare, among other matters, that Microchip does not infringe certain of Lucent's semiconductor patents (District of Arizona, CIV 97-1502 PHX EHC). The Company initiated legal action so that a determination could be made relating to the validity, enforceability and alleged infringement of the asserted patents. Prior to filing suit, Microchip had engaged in good faith license negotiations with Lucent for over four years regarding alleged infringement of certain of Lucent's semiconductor patents. The Company investigated Lucent's claims and believes that it does not infringe any of the asserted Lucent patents. Despite the filing, the Company intends to continue negotiations with Lucent with the goal of obtaining a resolution of this matter, which could include a license on commercially reasonable terms. However, no assurances can be given that a mutually satisfactory conclusion will be achieved and that protracted litigation will not ensue. Litigation could result in substantial cost to the Company and diversion of management effort. If unsuccessful, the Company could be forced to pay royalties on past and future sales. Such litigation and/or royalty payments could have a material adverse impact on the Company's business and operating results.

Item 5.           OTHER INFORMATION

On July 28, 1997, the Company held its annual meeting of stockholders (the "Meeting"). Among other matters acted upon at the Meeting, the stockholders approved an amendment to the Company's Restated Certificate of Incorporation, as amended, to increase the authorized Common Stock of the Company from 65,000,000 shares, $0.001 par value per share, to 100,000,000 shares. The amendment became effective upon the filing of a certificate of amendment to the Restated Certificate of Incorporation with the Delaware Secretary of State on July 28, 1997.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits.

                  Exhibit 3.1. Certificate of Amendment to Registrant's Restated Certificate of Incorporation, as amended

                  Exhibit 11        Computation of Net Income Per Share

                  Exhibit 18.1 Letter from KPMG Peat Marwick LLP re: Change in Accounting Principles

         (b)      Reports on Form 8-K.

                  The registrant did not file any reports on Form 8-K during the quarter ended June 30, 1997.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        MICROCHIP TECHNOLOGY INCORPORATED


Date: August 11, 1997                   By:  /s/ C. Philip Chapman
      ---------------                        -----------------------------------
                                             C. Philip Chapman
                                             Vice President, Chief Financial
                                             Officer and Secretary (Duly
                                             Authorized Officer, and Principal
                                             Financial and Accounting Officer)

                                  EXHIBIT INDEX


Exhibit No.                                                             Page No.
-----------                                                             --------

         3.1      Certificate  of  Amendment  to  Registrant's  Restated
                  Certificate of Incorporation, as amended....................19

         11       Computation of Net Income Per Share.........................20

         18.1     Letter  from  KPMG  Peat  Marwick  LLP re:  Change  in
                  Accounting Principles.......................................21
                                       18