Form 10-Q
period 1997-09-30
MICROCHIP TECHNOLOGY INC
filed 1997-11-13
CIK 827054

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q

(Mark One)

( X  )   QUARTERLY  REPORT  PURSUANT  TO SECTION  13 OR 15(d) OF THE  SECURITIES
         EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997.

                                       OR

(    )   TRANSITION  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE  SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from                    to                 .
                               ------------------   -----------------

                         Commission File Number: 0-21184
                                                --------------

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

The number of shares outstanding of the issuer's common stock, as of October 31, 1997:

                Common Stock, $.001 Par Value: 53,793,058        shares
                                              ------------------
================================================================================

               MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                                      INDEX

                                                                                                               Page
                                                                                                               ----

PART I.  FINANCIAL INFORMATION.

         Item 1.  Financial Statements

              Condensed Consolidated Balance Sheets -
                  September 30, 1997 and March 31,1997.........................................................3

              Condensed Consolidated Statements of Income -
                  Three Months And Six Months Ended September 30, 1997
                  and September 30, 1996.......................................................................4

              Condensed Consolidated Statements of Cash Flows -
                  Six Months Ended September 30, 1997 and September 30, 1996...................................5

              Notes to Condensed Consolidated Financial Statements.............................................6

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations................................................9

PART II. OTHER INFORMATION.

         Item 1.  Legal Proceedings...........................................................................16

         Item 4.  Submission of Matters to a Vote of Security Holders.........................................16

         Item 6.  Exhibits and Reports on Form 8-K............................................................18


SIGNATURES....................................................................................................19

EXHIBITS

         10.1     Credit Agreement Dated as of October 28, 1997 Among Microchip Technology
                  Incorporated, the Banks Named Therein, Bank One, Arizona, NA, as
                  Administrative Agent and The First National Bank of Chicago, as Documentation
                  Agent........................................................................................

         11       Computation of Net Income Per
                  Share........................................................................................21

               MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      (in thousands except share amounts)

                                     ASSETS

                                                                  September 30, March 31,
                                                                       1997        1997
                                                                    ---------   ---------
                                                                   (Unaudited)
Cash and cash equivalents                                           $  60,243   $  42,999
Accounts receivable, net                                               65,708      61,102
Inventories                                                            58,790      56,813
Prepaid expenses                                                        2,021       1,715
Deferred tax asset                                                     27,209      24,251
Other current assets                                                    2,120       2,656
                                                                    ---------   ---------
   Total current assets                                               216,091     189,536

Property, plant & equipment, net                                      287,532     234,058
Other assets                                                            4,486       4,498
                                                                    ---------   ---------

   Total assets                                                     $ 508,109   $ 428,092
                                                                    =========   =========


                      LIABILITIES AND STOCKHOLDERS' EQUITY


Accounts payable                                                    $  49,418   $  35,281
Current maturities of long-term debt                                    2,416       2,470
Current maturities of capital  lease obligations                        3,549       3,776
Accrued liabilities                                                    50,631      36,392
Deferred income on shipments to distributors                           30,573      20,441
                                                                    ---------   ---------
   Total current liabilities                                          136,587      98,360

Long-term debt, less current maturities                                 2,425       3,616
Capital lease obligations, less current maturities                      1,113       2,383
Long-term pension accrual                                               1,085         980
Deferred tax liability                                                  6,122       6,169


Stockholders'  equity:

Preferred stock, $.001 par value; authorized 5,000,000 shares;
  no shares issued or outstanding                                        --          --
Common stock, $.001 par value; authorized 100,000,000 shares;
  issued and outstanding 53,734,666 shares at September 30, 1997;
  53,196,037 shares at March 31, 1997                                      54          53
Additional paid-in capital                                            173,884     168,185
Retained  earnings                                                    186,839     149,825
Less shares of common stock held in treasury                             --        (1,479)
                                                                    ---------   ---------
   Net stockholders' equity                                           360,777     316,584

   Total liabilities and stockholders' equity                       $ 508,109   $ 428,092
                                                                    =========   =========

     See accompanying notes to condensed consolidated financial statements

               MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (in thousands except per share amounts)

                                            Three Months Ended         Six Months Ended
                                               September 30,             September 30,
                                          ----------------------    ----------------------
                                            1997         1996         1997         1996
                                          ---------    ---------    ---------    ---------
                                               (Unaudited)               (Unaudited)
 Net sales                                $ 103,036    $  79,510    $ 200,264    $ 153,671
 Cost of sales                               50,895       39,722       98,730       77,247
                                          ---------    ---------    ---------    ---------
    Gross profit                             52,141       39,788      101,534       76,424


 Operating expenses:
    Research and development                  9,380        7,651       18,590       14,571
    Selling, general and administrative      17,198       13,620       33,426       26,247
    Restructuring cost                         --           --           --          5,969
    Write-off of in-process technology         --           --           --          1,575
                                          ---------    ---------    ---------    ---------
                                             26,578       21,271       52,016       48,362

 Operating income                            25,563       18,517       49,518       28,062

 Other income (expense):
    Interest income                             845          330        1,585          744
    Interest expense                           (287)      (1,001)        (568)      (1,760)
    Other, net                                  156          134          169           95
                                          ---------    ---------    ---------    ---------

 Income  before income  taxes                26,277       17,980       50,704       27,141

 Income taxes                                 7,095        4,854       13,690        7,329
                                          ---------    ---------    ---------    ---------

 Net income                               $  19,182    $  13,126    $  37,014    $  19,812
                                          =========    =========    =========    =========


  Net income per common and
    common equivalent share               $    0.34    $    0.24    $    0.65    $    0.37
                                          =========    =========    =========    =========


 Shares used in per share calculation        56,935       53,843       56,616       54,176
                                          =========    =========    =========    =========

     See accompanying notes to condensed consolidated financial statements

               MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                             Six Months Ended
                                                              September 30,
                                                           --------------------
                                                             1997        1996
                                                           --------    --------
Cash flows from operating activities:                          (Unaudited)
Net income                                                 $ 37,014    $ 19,812
Adjustments to reconcile net income to
net cash provided by operating
activities:
     Provision for doubtful accounts                            250          61
     Provision for inventory valuation                         (400)      3,430
     Provision for pension accrual                              697         622
     Provision for restructuring cost                          --         2,483
     Depreciation and amortization                           25,143      19,622
     Amortization of purchased technology                       150         150
     Deferred income taxes                                   (3,005)      1,620
     Compensation expense on stock options                     --            30
     Increase in accounts receivable                         (4,856)     (1,358)
     Increase in inventories                                 (1,577)     (6,382)
     Increase in accounts payable and accrued liabilities    28,376       2,718
     Change in other assets and liabilities                   9,631      (7,803)
                                                           --------    --------


Net cash provided by operating activities                    91,423      35,005
                                                           --------    --------


Cash flows from investing activities:
     Capital expenditures                                   (78,616)    (46,525)
                                                           --------    --------

Net cash used in investing activities                       (78,616)    (46,525)
                                                           --------    --------

Cash flows from financing activities:

     Net proceeds from lines of credit                         --        16,700
     Payments on long-term debt                              (1,245)     (1,412)
     Payments on capital lease obligations                   (1,497)     (1,485)
     Repurchase of common stock                                --       (19,463)
     Proceeds from sale of stock and put options              7,179       5,643
                                                           --------    --------

Net cash provided by (used in) financing activities           4,437         (17)
                                                           --------    --------


Net increase (decrease) in cash and cash equivalents         17,244     (11,537)

Cash and cash equivalents at beginning of period             42,999      31,059
                                                           --------    --------

Cash and cash equivalents at end of period                 $ 60,243    $ 19,522
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

         In the six months ended September 30, 1997, the Company changed its method of accounting for inventories from the last-in, first-out (LIFO) method to the first-in, first-out (FIFO) method. The change did not have a material effect on the results of operations for the six months. The FIFO method is the predominant accounting method used in the semiconductor industry. Prior to this change, the Company's inventory costs did not differ significantly under the two methods. Prior period results of operations have not been restated for this change as the impact is not material.

         The accompanying financial statements have been prepared in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, the accompanying financial statements include all adjustments of a normal recurring nature which are necessary for a fair presentation of the results for the interim periods presented. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations. It is suggested that these financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 1997. The results of operations for the six months ended September 30, 1997 are not necessarily indicative of the results to be expected for the full fiscal year.

(2)      Accounts Receivable

         Accounts receivable consists of the following (amounts in thousands):

                                                 September 30,  March 31,
                                                      1997          1997
                                                 -------------------------

        Trade accounts receivable                  $67,066       $62,165
        Other                                          986         1,031
                                                   -------       -------
                                                    68,052        63,196
        Less allowance for doubtful accounts         2,344         2,094
                                                   -------       -------
                                                   $65,708       $61,102
                                                   =======       =======

(3)      Inventories

         The components of inventories are as follows (amounts in thousands):

                                                 September 30,   March 31,
                                                      1997          1997
                                                 --------------------------

       Raw materials                                $ 2,390       $ 2,310
       Work in process                               38,200        44,813
       Finished goods                                26,137        18,021
                                                    -------       -------
                                                     66,727        65,144

       Less allowance for inventory valuation         7,937         8,331
                                                    -------       -------
                                                    $58,790       $56,813
                                                    =======       =======

(4)      Property, Plant and Equipment

         Property, plant and equipment consists of the following (amounts in thousands):

                                               September 30,    March 31,
                                                   1997           1997
                                               ---------------------------

        Land                                     $ 11,178       $ 10,837
        Building and building improvements         55,459         51,796
        Machinery and equipment                   277,849        218,284
        Projects in process                        67,038         52,608
                                                 --------       --------
                                                  411,524        333,525

        Less accumulated depreciation
        and amortization                          123,998         99,467
                                                 --------       --------
                                                 $287,532       $234,058
                                                 ========       ========

(5)      Lines of Credit

         During the quarter ended September 30, 1997, the Company had an unsecured line of credit with a syndicate of U.S. banks for up to $90,000,000, bearing interest at the Prime Rate (8.5% at September 30, 1997) and expiring in October, 1998. At March 31, 1997 and September 30, 1997 there were no borrowings against the line of credit. The agreement between the Company and the syndicate of banks required the Company to achieve certain financial ratios and operating results. The Company was in compliance with these covenants as of September 30, 1997.

         Subsequent to September 30, 1997, the Company replaced its credit facility with a new credit agreement with a revised syndicate of U.S. banks. The credit line was maintained at $90,000,000, with substantially the same interest rates and covenants. The line is a revolving line of credit for a three-year period, expiring on October 28, 2001.

6)       Stockholders' Equity

         Stock Repurchase Activity. In connection with a stock repurchase program, during the year ended March 31, 1997, the Company purchased a total of 1,326,477 shares of the Company's Common Stock in open market activities at a total cost of $19,463,000. As of June 30, 1997, the Company had reissued all of these shares through stock option exercises and the Company's employee stock purchase plan. Also, in connection with a stock repurchase program, during the six months ended September 30, 1997, the Company sold put options for 350,000 shares of Common Stock at prices ranging from $29.50 to $30.86 per share. The net proceeds from the sale of these options, in the amount of $1,606,100 for the six months ended September 30, 1997, has been credited to additional paid-in capital. As of September 30, 1997, the Company had outstanding put options for 400,000 shares which have expiration dates ranging from December 26, 1997 to June 16, 1998 at prices ranging from $24.88 to $30.86 per share.

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

               MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

         The following table sets forth certain operational data as a percentage of net sales for the periods indicated:

                                          Three Months Ended   Six Months Ended
                                             September 30,       September 30,
                                            1997      1996      1997      1996
                                           ------    ------    ------    ------

Net sales ..............................   100.0%    100.0%    100.0%    100.0%
Cost of sales ..........................    49.4      50.0      49.3      50.3
                                           ------    ------    ------    ------
Gross profit ...........................    50.6      50.0      50.7      49.7
Research and development ...............     9.1       9.6       9.3       9.4
Selling, general and administrative ....    16.7      17.1      16.7      17.1
Restructuring cost .....................     --        --        --         3.9
Write-off of in-process technology .....     --        --        --         1.0
                                           ------    ------    ------    ------
Operating income .......................    24.8%     23.3%     24.7%     18.3%
                                           ======    ======    ======    ======


         Net Sales. The Company's net sales for the quarter ended September 30, 1997 were $103.0 million, an increase of 29.6% over net sales of $79.5 million for the corresponding quarter of the previous fiscal year, and an increase of 6.0% from the previous quarter's net sales of $97.2 million. The Company's net sales for the six months ended September 30, 1997 were $200.3 million, an increase of 30.3% over net sales of $153.7 million for the corresponding period of the previous fiscal year. The Company's family of 8-bit microcontrollers represents the largest component of Microchip's total net sales. Microcontrollers and associated application development systems accounted for 68.8% and 65.0% of total net sales in the three months ended September 30, 1997 and 1996, respectively. A related component of the Company's product sales consists primarily of serial EEPROMs, along with smaller quantities of parallel EEPROM memories and high-speed and low-voltage EPROMs. These products accounted for 29.1% and 31.0% of net sales in the three months ended September 30, 1997 and 1996, respectively. Microcontrollers and associated application development systems accounted for 69.3% and 63.0% of total net sales in the six months ended September 30, 1997 and 1996, respectively. Serial EEPROMs, parallel EEPROM memories and high speed and low-voltage EPROMs accounted for 28.7% and 32.0% of total net sales in the six months ended September 30, 1997 and 1996, respectively.

         The Company's net sales in any given quarter are dependent upon a combination of orders received in that quarter for shipment in that quarter ("turns orders") and shipments from backlog. The Company has emphasized its ability to respond quickly to customer orders as part of its competitive strategy. This strategy, combined with current industry conditions, is resulting in customers placing orders with short delivery schedules. This has had the effect of increasing turns orders as a portion of the Company's business in the six months ended September 30, 1997, as compared to the corresponding period of the previous fiscal year and the turns order percentage is expected to increase in the current quarter. Because turns orders are more difficult to predict, there can be no assurance that the combination of turns orders and backlog in any quarter will be sufficient to achieve growth in net sales. If the Company does not achieve a sufficient level of turns orders in a particular quarter, the Company's revenues and operating results would be materially adversely affected.

         In the quarter ended September 30, 1997, the Company was unable to ship approximately $4 million of product for which it had firm scheduled orders, approximately the same as shipment delinquencies at the end of the two prior fiscal quarters. These shipment delinquencies were a result of inventory mix issues which have been exacerbated by the rapid growth in the Company's product offerings and the low long-term order visibility. The Company anticipates that low long-term order visibility will continue for the foreseeable future and, as a result, the Company expects it may have shipment delinquencies at the end of each quarter which could adversely affect quarterly operating results.

         The Company's overall average selling prices for its microcontroller products have remained relatively constant, while average selling prices of its non-volatile memory products have declined over time. For the six months ended September 30, 1997, the Company has continued to experience increased pricing pressure on its non-volatile memory products due to the less proprietary nature of these products and increased competition. There can be no assurance that average selling prices for the Company's microcontroller or other products will not experience increased pricing pressure in the future. An increase in pricing pressure could adversely affect the Company's operating results.

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

         Foreign sales represented 68.0% of net sales in the current quarter and 63.0% of net sales in the corresponding quarter of the previous fiscal year and 70.0% of net sales in the previous quarter. Foreign sales represented 69.0% and 65.0% for six months ended September 30, 1997 and 1996, respectively. The Company's foreign sales have been predominantly in Asia, Europe and Japan, which the Company attributes to the manufacturing strength in those areas for consumer, automotive, office automation, communications and industrial products. The majority of foreign sales are U.S. Dollar denominated. The Company has entered into and, from time to time, will enter into hedging transactions in order to minimize exposure to currency rate fluctuations. Although none of the countries in which the Company conducts significant foreign operations have had a highly inflationary economy in the last five years, there is no assurance that inflation rates or fluctuations in foreign currency rates in countries where the Company conducts operations will not adversely affect the Company's operating results in the future.

         Several countries, predominantly in Asia, have recently experienced economic difficulties including high rates of loan defaults, business failures and currency devaluations. To date, the Company has not experienced any material impact to its business from such economic issues. However, the Company derives approximately 35% of its net sales from customers in Asia and Japan and there can be no assurance that such economic difficulties will not adversely affect the Company's operating results in the future.

         Additional Factors Affecting Operating Results. The Company believes that future growth in net sales of its 8-bit family of microcontroller products and related memory products will depend largely upon the Company's success in having its current and new products designed into high-volume customer applications. Design wins typically precede the Company's volume shipment of products for such applications by 15 months or more. The Company also believes that shipment levels of its proprietary application development systems are an indicator of potential future design wins and microcontroller sales. The Company continued to achieve a high volume of design wins and shipped significant numbers of application development systems in the three months ended September 30, 1997. There can be no assurance that any particular development system shipment will result in a product design win or that any particular design win will result in future product sales.

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

         Gross Profit. The Company's gross profit was $52.1 million in the three months ended September 30, 1997, as compared to $39.8 million in the corresponding quarter of the prior fiscal year, and $49.4 million in the previous quarter. Gross profit as a percent of sales was 50.6% in the current quarter, 50.0% in the corresponding quarter of the prior fiscal year and 50.8% in the previous quarter. Gross profit for the six months ended September 30, 1997 was $101.5 million as compared to $76.4 million for the corresponding period of the previous fiscal year. Gross profit as a percent of sales were 50.7% and 49.7% for those periods, respectively. The Company anticipates that its cost of sales and gross profit percentage will fluctuate over time, driven primarily by the product mix of 8-bit microcontroller products and related memory products manufacturing yields, wafer fab loading levels and competitive and economic conditions. Gross profit percentage increased from the prior period levels, primarily as a result of the percentage of net sales attributable to 8-bit microcontrollers and improved wafer fabrication utilization. The Company continues the process of transitioning products to smaller geometries and to larger wafer sizes to reduce future manufacturing costs. Eight-inch wafer production commenced at the Company's Tempe wafer fabrication facility in early fiscal 1998, and the Company is continuing the transition of products to its 0.7 micron process. The Company expects that 20% of it's production will come from eight-inch wafers during the quarter ended December 31, 1997. The foregoing statements relating to anticipated gross margins, cost of sales, and the transition to higher yielding manufacturing processes are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbors created thereby. Actual results could differ materially because of the following factors, among others: fluctuations in production yields, production efficiency and overall capacity utilization; cost and availability of raw materials; absorption of fixed costs, labor and other direct manufacturing costs; the timing and success of manufacturing process transition; changes in product mix; competitive pressures on prices; and other economic conditions in the United States and other worldwide markets.

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

         The Company owns product final test facilities in Kaohsiung, Taiwan, Republic of China and Chachoengsao, Thailand. The Company also uses various third-party contractors in Thailand, Taiwan, the Philippines, Republic of China and other locations in Asia for product assembly and test. The Company's reliance on facilities in these countries, and maintenance of substantially all of its finished goods inventory overseas, entails certain political and economic risks, including political instability and expropriation, labor disruption, supply disruption, currency controls and exchange fluctuations, as well as changes in tax laws, tariff and freight rates. Microchip currently employs the Alphatec Electronics PCL group of companies ("Alphatec") headquartered in Bangkok, Thailand, for a portion of its product assembly. Alphatec's assembly operations have performed reliably for the Company for several years, however, Alphatec has experienced difficulty in obtaining financing in connection with some of its unrelated joint ventures involving semiconductor fabrication facilities in Thailand. Microchip currently has multiple sources for product assembly and test for most of its package types and has shifted a significant portion of its assembly and test requirements to other factories. Despite these actions, there can be no assurance that Microchip may not experience short-term disruption, including possible temporary product shortages and increased assembly and test costs, compared to those received from the current subcontract relationship with Alphatec. The Company has not experienced any significant interruptions in its foreign business operations to date. Nonetheless, the Company's business and operating results could be adversely affected if foreign operations or international air transportation were disrupted.

         During the fourth quarter of fiscal 1997, the Company commenced construction of an additional 20,000 square foot wafer fabrication module at its Tempe, Arizona, facility. Construction was completed during the second quarter of fiscal 1998 and it is anticipated that the additional wafer fabrication module will begin wafer production in the fourth quarter of fiscal 1998. In addition, the Company also expanded capacity at its Chandler wafer fabrication facility and added an additional 3,000 square feet of capacity during the second quarter of fiscal 1998. The foregoing statements regarding completion of construction and additional available capacity are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbors created thereby. Actual results could differ materially because of the following factors, among others: delays in facilitation of the expanded Tempe and Chandler wafer fabrication facilities; production yields and efficiencies; factory absorption rates; capacity loading; supply disruption; operating cost levels; and the rate of revenue growth.

         Research and Development. The Company is committed to continued investment in new and enhanced products, including its development systems software and its design and manufacturing process technology, which are significant factors in maintaining the Company's competitive position. The dollar investment in research and development increased 22.6% in the current quarter as compared to the corresponding quarter of the previous fiscal year and by 1.8% from the previous quarter. The dollar investment in research and development increased by 27.6% in the six months ended September 30, 1997 as compared to the corresponding period of the prior fiscal year. The Company will continue to invest in research and development in the future, including an investment in process and product development associated with the capacity expansion of the Company's fabrication facilities.

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

         Selling, General and Administrative. Through expense controls and operating efficiencies, the Company has reduced selling, general and administrative expenses in the current fiscal quarter to 16.7% of sales, as compared to 17.1% of sales in the corresponding period of the previous fiscal year. Selling, general and administrative expenses were 16.7% in the previous quarter. Selling, general and administrative expenses were 16.7% of sales in the six month period ending September 30, 1997, as compared to 17.1% for the corresponding period in the prior fiscal year. This has been achieved while the Company has continued to invest significantly in incremental worldwide sales and technical support resources to promote the Company's embedded control products. However, there can be no assurance that revenue growth in the future will be sufficient to continue to reduce the current level of selling, general and administrative expenses as a percentage of sales.

         Other Income (Expense). Interest expense in the three months ended September 30, 1997 decreased over the same period of the previous fiscal year due to lower borrowings associated with the Company's capital equipment additions, and was essentially in line with interest expense for the previous quarter. Interest income in the three months ended September 30, 1997 increased from the same period of the previous year and from the previous fiscal quarter primarily as a result of investing the proceeds of the Company's equity offering completed in the fourth quarter of fiscal 1997. Other income represents numerous immaterial non-operating items. The Company's interest expense could increase in fiscal 1998 if the Company increases its borrowings and interest expense would be adversely impacted by increased interest rates.

         Provision for Income Taxes. Provisions for income taxes reflect tax on foreign earnings and federal and state tax on U.S. earnings. The Company had an effective tax rate of 27.0% for each of the three months ended September 30, 1997 and 1996 and each of the six months ended September 30, 1997 and 1996, due primarily to lower tax rates at its foreign locations. The Company believes that its tax rate for the foreseeable future will be approximately 27.0%. The foregoing statement regarding the Company's anticipated future tax rate is a forward-looking statement within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and is subject to the safe harbors created thereby. Actual results could differ materially because of the following factors, among others: taxation rates in geographic regions where the Company has significant operations; and current tax holidays available in foreign locations.

Liquidity and Capital Resources

         The Company had $60.2 million in cash and cash equivalents at September 30, 1997, an increase of $17.2 million from the March 31, 1997 balance. During the quarter, the Company had an unsecured line of credit with a syndicate of domestic banks totaling $90.0 million. There were no borrowings under the domestic line of credit as of September 30, 1997. The domestic line of credit required the Company to achieve certain financial ratios and operating results. The Company was in compliance with these covenants at September 30, 1997. The Company also has an unsecured short term line of credit totaling $23.6 million with certain foreign banks. There were no borrowings under the foreign line of credit as of September 30, 1997. There are no covenants related to the foreign line of credit.

         Subsequent to September 30, 1997, the Company replaced its credit facility with a new credit agreement with a revised syndicate of U.S. banks. The credit line was maintained at $90,000,000, with substantially the same interest rates and covenants. The line is a revolving line of credit for a three-year period, expiring on October 28, 2001.

         At September 30, 1997, an aggregate of $113.6 million of these facilities was available, subject to financial covenants and ratios with which the Company was in compliance. The Company's ability to fully utilize these facilities is dependent on the Company remaining in compliance with such covenants and ratios.

         During the six months ended September 30, 1997, the Company generated $91.4 million of cash from operating activities, an improvement of $56.4 million from the six months ended September 30, 1996. The improvement in cash flow from operations was primarily due to increased profitability, the impact of increases in accounts payable and accrued expenses and an increase in depreciation expense.

         The Company's level of capital expenditures varies from time to time as a result of actual and anticipated business conditions. Capital expenditures in the six months ended September 30, 1997 and 1996, were $78.6 million and $46.5 million, respectively. Capital expenditures were primarily for the expansion of production capacity and the addition of research and development equipment in each of these periods. The Company currently intends to spend approximately $60.0 million during the balance of this fiscal year and approximately $65.0 million for the first six months of next fiscal year for additional capital equipment to increase capacity at its existing wafer fabrication facilities, to construct additional facilities and to expand product test operations. The Company expects capital expenditures will be financed by cash flow from operations, available debt arrangements and other sources of financing. The Company believes that the capital expenditures anticipated to be incurred over the next 12 months will provide sufficient additional manufacturing capacity to meet its currently anticipated needs. The foregoing statements regarding the anticipated level of capital expenditures over the next 12 months are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbors created thereby. Actual capital expenditures could differ materially because of the following factors, among others: the cyclical nature of the semiconductor industry and the markets addressed by the Company's products; market acceptance of the products of both the Company and its customers; utilization of current manufacturing capacity; the availability and cost of raw materials, equipment and other supplies; and the economic, political and other conditions in the United States and other worldwide markets served by the Company.

         Net cash provided by financing activities was $4.4 million for the six months ended September 30, 1997. Proceeds from sale of stock and put options were $7.2 million and $5.6 million for the six months ended September 30, 1997 and 1996, respectively. Payments on long term debt and capital lease obligations were $2.7 million and $2.9 million for the six months ended September 30, 1997 and 1996 respectively. Proceeds from lines of credit were $ 16.7 million for the six months ended September 30, 1996. Cash expended for the purchase of the Company's Common Stock was $19.5 million for the six months ended September 30, 1996.

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

         Recent Accounting Pronouncements. In February, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128, "Earnings per Share" ("Statement 128"). Statement 128 establishes standards for computing and presenting earnings per share ("EPS"), and supersedes APB Opinion No. 15. Statement 128 replaces primary EPS with basic EPS and requires dual presentation of basic and diluted EPS. Statement 128 is effective for annual and interim periods ending after December 15, 1997. Earlier adoption is not permitted. After adoption, all prior period EPS data shall be restated to conform to Statement 128. Proforma basic and diluted EPS, as calculated under Statement 128 would have been $0.36 and $0.34 for the three months ended September 30, 1997 and $0.69 and $0.65 for the six months ended September 30, 1997.

PART II. OTHER INFORMATION.

Item 1.  LEGAL PROCEEDINGS.

         Microchip Technology Incorporated v. Lucent Technologies Inc. (District of Arizona, CIV97-1502 PHX EHC) On October 30, 1997, Lucent Technologies Inc. ("Lucent") filed its answer to, and a counterclaim against the Company in response to, the Company's action for declaratory relief filed against Lucent on July 16, 1997. Lucent's answer, among other matters, admits that the court has jurisdiction to address the matters raised in the Company's action. The counterclaims asserted by Lucent allege infringement by the Company of eight Lucent patents, seven of which the Company has sought declaratory judgement relief from the court in this action. The counterclaim seeks permanent injunction relief from the court in this action. The counterclaim seeks permanent injunctive relief and damages, including treble damages for willful infringement. The Company believes that it does not infringe any of the asserted Lucent patents and will defend the counterclaim vigorously. Prior to initiating this action, Microchip had engaged in good faith license negotiations with Lucent for over four years regarding alleged infringement of certain of Lucent's semiconductor patents. Despite the continuing litigation, the Company intends to continue negotiations with Lucent with the goal of obtaining a resolution of this matter, which could include a license on commercially reasonable terms. However, no assurances can be given that a mutually satisfactory conclusion will be achieved and that protracted litigation will not ensue. Litigation could result in substantial cost to the Company and diversion of management effort. If unsuccessful, the Company could be forced to pay royalties on past and future sales and be subject to an injunction. Such litigation the grant of an injunction, and/or royalty payments could have a material adverse impact on the Company's business and operating results.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

(a) The Annual Meeting of Stockholders of the Company was held on July 28, 1997 (the "Meeting").

(b)  Steve Sanghi, Albert J. Hugo-Martinez,  Jon H. Beedle, L.B. Day and Matthew
     W. Chapman were elected as Directors at the Meeting.

(c) The results of the vote on the matters voted upon at the Meeting were as follows:

     (i)  Election of Directors:

                                                    For       Withheld/Abstain
                                                    ---       ----------------

        Steve Sanghi                             47,611,063       52,179
        Albert J. Hugo-Martinez                  47,611,220       52,022
        Jon H. Beedle                            47,610,844       52,398
        L.B. Day                                 47,609,140       54,102
        Matthew W. Chapman                       47,609,070       54,172

     (ii) Approval of Amendment to the Company's Restated Certificate of Incorporation, as amended, to increase the number of authorized shares of Common Stock, par value $0.001 per share (the "Common Stock") from 65,000,000 to 100,000,000:

             For             Against     Withheld/Abstain   Broker Non-Votes
             ---             -------     ----------------   ----------------

         46,916,258          717,745           29,239                0

     (iii)Approval of Amendment to the Microchip 1993 Stock Option Plan to increase by 2,000,000 the number of shares of Common Stock reserved for issuance thereunder:

             For             Against     Withheld/Abstain   Broker Non-Votes
             ---             -------     ----------------   ----------------

         35,868,682        11,606,004          37,311          151,245

     (iv) To approve an amendment to the Company's Employee Stock Purchase Plan to increase by 300,000 the number of shares of Common Stock reserved for issuance thereunder:

             For             Against     Withheld/Abstain   Broker Non-Votes
             ---             -------     ----------------   ----------------

         39,644,096         7,835,877          32,024          151,245

     (v) Ratification of Appointment of KPMG Peat Marwick LLP as the Company's independent auditors for the fiscal year ending March 31, 1998.

             For             Against                Abstain
             ---             -------                -------

         47,635,265           8,034                 19,943

The foregoing matters are described in more detail in the Registrant's definitive proxy statement dated June 20, 1997 relating to the Meeting.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits

         10.1 Credit Agreement Dated as of October 28, 1997 Among Microchip Technology Incorporated, the Banks Named Therein, Bank One, Arizona, NA, as Administrative Agent and The First National Bank of Chicago, as Documentation Agent

         11       Computation of Net Income Per Share

         (b)      Reports on Form 8-K.

                  The registrant did not file any reports on Form 8-K during the quarter ended September 30, 1997.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        MICROCHIP TECHNOLOGY INCORPORATED


Date: November 11, 1997                 By: /s/ C. Philip Chapman
      ----------------------                ------------------------------------
                                            C. Philip Chapman
                                            Vice President, Chief Financial
                                            Officer and Secretary (Duly
                                            Authorized Officer, and Principal
                                            Financial and Accounting Officer)

                                  EXHIBIT INDEX

         Exhibit No.                                                                                 Page No.
         -----------                                                                                 --------

         10.1     Credit Agreement Dated as of October 28, 1997 Among Microchip Technology
                  Incorporated, the Banks Named Therein, Bank One, Arizona, NA, as
                  Administrative Agent and The First National Bank of Chicago,
                  as Documentation Agent................................................................

         11       Computation of Net Income Per Share...................................................21

                                       20