Form 10-Q
period 1997-12-31
MICROCHIP TECHNOLOGY INC
filed 1998-02-13
CIK 827054

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1997.

                                       OR

(   )   TRANSITION  REPORT  PURSUANT  TO  SECTION 13 OR  15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________.

                         Commission File Number:     0-21184
                                                -----------------

                        MICROCHIP TECHNOLOGY INCORPORATED
             (Exact Name of Registrant as Specified in Its Charter)

              Delaware                                         86-0629024
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

Yes      X               No
    -----------              -----------

The number of shares outstanding of the issuer's common stock, as of January 30, 1998:

Common Stock, $.001 Par Value:               53,013,109          shares
                              -----------------------------------
================================================================================

               MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                                      INDEX


                                                                            Page
                                                                            ----

PART I.  FINANCIAL INFORMATION.

    Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets -
             December 31, 1997 and March 31, 1997..............................3

         Condensed Consolidated Statements of Income -
             Three Months And Nine Months Ended December 31, 1997
             and December 31, 1996.............................................4

         Condensed Consolidated Statements of Cash Flows -
             Nine Months Ended December 31, 1997 and December 31, 1996.........5

         Notes to Condensed Consolidated Financial Statements..................6

    Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations.....................9

PART II. OTHER INFORMATION.

    Item 1.  Legal Proceedings................................................16

    Item 6.  Exhibits and Reports on Form 8-K.................................17


SIGNATURES ...................................................................18

EXHIBITS

    10.1 Development Agreement dated as of August 29, 1997 by and between Microchip Technology Incorporated and the City of Chandler, Arizona

    10.2 Development Agreement dated as of July 17, 1997 by and between Microchip Technology Incorporated and the City of Tempe, Arizona

    11.      Computation of Net Income Per Share..............................20

               MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                      (in thousands except share amounts)

                                                    ASSETS


                                                                                   December  31,     March 31,
                                                                                       1997           1997
                                                                                   ------------      ---------
                                                                                   (Unaudited)
Cash and cash equivalents                                                           $  41,844       $  42,999
Accounts receivable, net                                                               62,053          61,102
Inventories                                                                            58,742          56,813
Prepaid expenses                                                                        3,107           1,715
Deferred tax asset                                                                     28,548          24,251
Other current assets                                                                    1,450           2,656
                                                                                    ---------       ---------
   Total current assets                                                               195,744         189,536

Property, plant and equipment, net                                                    318,363         234,058
Other assets                                                                            4,407           4,498
                                                                                    ---------       ---------

   Total assets                                                                     $ 518,514       $ 428,092
                                                                                    =========       =========


                                     LIABILITIES AND STOCKHOLDERS' EQUITY


Accounts payable                                                                    $  49,940       $  35,281
Current maturities of long-term debt                                                    2,339           2,470
Current maturities of capital  lease obligations                                        2,588           3,776
Accrued liabilities                                                                    52,482          36,392
Deferred income on shipments to distributors                                           33,135          20,441
                                                                                    ---------       ---------
   Total current liabilities                                                          140,484          98,360

Long-term debt, less current maturities                                                 1,780           3,616
Capital lease obligations, less current maturities                                        630           2,383
Long-term pension accrual                                                                 974             980
Deferred tax liability                                                                  6,098           6,169


Stockholders'  equity:

Preferred stock, $.001 par value; authorized 5,000,000 shares;
  no shares issued or outstanding                                                        --              --
Common stock, $.001 par value; authorized 100,000,000 shares;
  issued 53,897,655 and outstanding 53,647,655 shares at December 31, 1997;                54              53
  issued 53,300,619 and outstanding 53,196,037 shares at March 31, 1997.
Additional paid-in capital                                                            176,047         168,185
Retained  earnings                                                                    199,966         149,825
Less shares of common stock held in treasury; 250,000 shares at cost
at December 31, 1997 and 104,582 shares at cost at March 31, 1997                      (7,519)         (1,479)
                                                                                    ---------       ---------
   Net stockholders' equity                                                           368,548         316,584

   Total liabilities and stockholders' equity                                       $ 518,514       $ 428,092
                                                                                    =========       =========

     See accompanying notes to condensed consolidated financial statements

               MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                    (in thousands except per share amounts)

                                             Three Months Ended            Nine Months Ended
                                                 December 31,                  December 31,
                                           ------------------------      ------------------------
                                              1997           1996           1997           1996
                                           ---------      ---------      ---------      ---------
                                                 (Unaudited)                   (Unaudited)

Net sales                                  $ 103,550      $  87,076      $ 303,814      $ 240,747
Cost of sales                                 53,746         43,562        152,476        120,809
                                           ---------      ---------      ---------      ---------
   Gross profit                               49,804         43,514        151,338        119,938


Operating expenses:
   Research and development                   10,009          8,432         28,599         23,003
   Selling, general and administrative        17,212         14,291         50,638         40,538
   Special charges                             5,000           --            5,000          7,544
                                           ---------      ---------      ---------      ---------
                                              32,221         22,723         84,237         71,085

Operating income                              17,583         20,791         67,101         48,853

Other income (expense):
   Interest income                               755            294          2,340          1,038
   Interest expense                             (267)        (1,061)          (835)        (2,821)
   Other, net                                    (89)           186             80            281
                                           ---------      ---------      ---------      ---------

Income before income taxes                    17,982         20,210         68,686         47,351

Income taxes                                   4,855          5,455         18,545         12,784
                                           ---------      ---------      ---------      ---------

Net income                                 $  13,127      $  14,755      $  50,141      $  34,567
                                           =========      =========      =========      =========


 Basic net income per share                $    0.24      $    0.29      $    0.94      $    0.67
                                           =========      =========      =========      =========


 Diluted net income per share              $    0.23      $    0.27      $    0.89      $    0.64
                                           =========      =========      =========      =========

Weighted average common
   shares outstanding                         53,762         51,189         53,362         51,274
                                           =========      =========      =========      =========

Weighted average common and common
   equivalent shares outstanding              56,822         54,594         56,557         54,201
                                           =========      =========      =========      =========

     See accompanying notes to condensed consolidated financial statements

               MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (in thousands)

                                                                      Nine Months Ended December  31,
                                                                      -------------------------------
                                                                            1997           1996
                                                                            ----           ----
                                                                                (Unaudited)
Cash flows from operating activities:

Net income                                                               $  50,141      $  34,567
Adjustments to reconcile net income to
net cash provided by operating
activities:
     Provision for doubtful accounts                                           456            147
     Provision for inventory valuation                                         669          3,640
     Provision for pension accrual                                             954            925
     Special charges                                                         5,000          2,483
     Depreciation and amortization                                          39,055         29,598
     Amortization of purchased technology                                      225            225
     Deferred income taxes                                                  (4,368)         2,429
     Compensation expense on stock options                                    --               30
     Increase  in accounts receivable                                       (1,407)        (4,903)
     Increase in inventories                                                (2,598)        (5,051)
     Increase (decrease) in accounts payable and accrued liabilities        25,749         (7,796)
     Change in other assets and liabilities                                 11,413         (6,669)
                                                                         ---------      ---------

Net cash provided by operating activities                                  125,289         49,625
                                                                         ---------      ---------

Cash flows from investing activities:
     Capital expenditures                                                 (123,359)       (59,990)
                                                                         ---------      ---------

Net cash used in investing activities                                     (123,359)       (59,990)
                                                                         ---------      ---------

Cash flows from financing activities:

     Net proceeds from lines of credit                                        --           16,712
     Payments on long-term debt                                             (1,967)        (2,174)
     Payments on capital lease obligations                                  (2,941)        (2,213)
     Repurchase of common stock                                             (7,519)       (19,463)
     Proceeds from sale of stock and put options                             9,342          8,435
                                                                         ---------      ---------

Net cash provided by (used in) financing activities                         (3,085)         1,297
                                                                         ---------      ---------

Net decrease in cash and cash equivalents                                   (1,155)        (9,068)

Cash and cash equivalents at beginning of period                            42,999         31,059
                                                                         ---------      ---------

Cash and cash equivalents at end of period                               $  41,844      $  21,991
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

         In the nine months ended December 31, 1997, the Company changed its method of accounting for inventories from the last-in, first-out (LIFO) method to the first-in, first-out (FIFO) method. The change did not have a material effect on the results of operations for the nine months. The FIFO method is the predominant accounting method used in the semiconductor industry. Prior to this change, the Company's inventory costs did not differ significantly under the two methods. Prior period results of operations have not been restated for this change as the impact was not material.

         The Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128 in the quarter ended December 31, 1997. Statement 128 establishes standards for computing and presenting earnings per share ("EPS") and supersedes APB Opinion No. 15. Statement 128 replaces primary EPS with basic EPS and requires dual presentation of basic and diluted EPS. Statement 128 is effective for annual and interim periods ending after December 15, 1997. Earlier adoption was not permitted. All prior period EPS data have been restated to conform to Statement 128.

         The accompanying financial statements have been prepared in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, the accompanying financial statements include all adjustments of a normal recurring nature which are necessary for a fair presentation of the results for the interim periods presented. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations. It is suggested that these financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 1997. The results of operations for the nine months ended December 31, 1997 are not necessarily indicative of the results to be expected for the full fiscal year.

(2)      Legal Settlement With Lucent Technologies Inc.

         On January 13, 1998, the Company finalized a settlement of its patent litigation with Lucent Technologies Inc. In connection with this settlement, the Company has recorded a $5 million charge during the quarter ended December 31, 1997. Under the terms of the settlement, Microchip made a one-time cash payment to Lucent and has also issued to Lucent a warrant to acquire Common Stock of the Company. The terms of the settlement also provide for the Company to make a contingent payment to Lucent if the Company's earnings per share performance for the three and one-half year period ending June 30, 2001 does not meet certain targeted levels. The timing of any contingent payment may be earlier in the event of an acquisition of the Company. It is currently anticipated that any contingent payment required under the terms of the settlement will be expensed in the period the amount is determined.

(3)      Accounts Receivable

         Accounts receivable consists of the following (amounts in thousands):

                                                    December 31,      March 31,
                                                       1997             1997
                                                   ---------------------------
                                                    (unaudited)
         Trade accounts receivable                    $63,944          $62,165
         Other                                            536            1,031
                                                      -------          -------
                                                       64,480           63,196
         Less allowance for doubtful accounts           2,427            2,094
                                                      -------          -------
                                                      $62,053          $61,102
                                                      =======          =======


(4)      Inventories

         The components of inventories are as follows (amounts in thousands):

                                                    December 31,      March 31,
                                                        1997            1997
                                                    --------------------------
                                                    (unaudited)
         Raw materials                                $ 3,163          $ 2,310
         Work in process                               36,948           44,813
         Finished goods                                27,564           18,021
                                                      -------          -------
                                                       67,675           65,144

         Less allowance for inventory valuation         8,933            8,331
                                                      -------          -------
                                                      $58,742          $56,813
                                                      =======          =======


(5)      Property, Plant and Equipment

         Property, plant and equipment consists of the following (amounts in thousands):

                                                     December 31,     March 31,
                                                        1997            1997
                                                    ---------------------------
                                                    (unaudited)
         Land                                        $ 11,178         $ 10,837
         Building and building improvements            57,175           51,796
         Machinery and equipment                      296,247          218,284
         Projects in process                           91,565           52,608
                                                     --------         --------
                                                      456,165          333,525

         Less accumulated depreciation
         and amortization                             137,802           99,467
                                                     --------         --------
                                                     $318,363         $234,058
                                                     ========         ========

(6)      Lines of Credit

         The Company has an unsecured line of credit with a syndicate of U.S. banks for up to $90,000,000, bearing interest at the Prime Rate (8.25% at December 31, 1997) and expiring in October, 2001. At March 31, 1997 and December 31, 1997 there were no borrowings against the line of credit. The agreement between the Company and the syndicate of banks requires the Company to achieve certain financial ratios and operating results. The Company was in compliance with these covenants as of December 31, 1997. The Company also has an unsecured short term line of credit totaling $22.3 million with certain foreign banks. There were no borrowings under the foreign line of credit as of December 31, 1997. There are no covenants related to the foreign line of credit.

(7)      Stockholders' Equity

         Stock Repurchase Activity. In connection with a stock repurchase program, during the nine months ended December 31, 1996, the Company purchased a total of 1,326,477 shares of the Company's Common Stock in open market activities at a total cost of $19,463,000. As of June 30, 1997, the Company had reissued all of these shares through stock option exercises and the Company's employee stock purchase plan. During the quarter ended December 31, 1997, the Company purchased 250,000 additional shares of the Company's Common Stock at a total cost of $7,519,000 in connection with the stock repurchase program. All of these shares remained in Treasury Stock as of December 31, 1997. Also, in connection with the stock repurchase program, during the nine months ended December 31, 1997, the Company sold put options for 700,000 shares of Common Stock at prices ranging from $29.50 to $38.81 per share. During the quarter ended December 31, 1997 the Company repurchased put options for 300,000 shares. The net proceeds from the sale and repurchase of these options, in the amount of $2,215,330 for the nine months ended December 31, 1997, has been credited to additional paid-in capital. As of December 31, 1997, the Company had outstanding put options for 400,000 shares which have expiration dates ranging from June 16,1998 to March 3, 1999 at prices ranging from $29.63 to $38.81 per share.

         On January 30, 1998 and July 26, 1997, the Company's Board of Director's authorized 2,500,000 shares and 1,500,000 shares, respectively, in connection with a Common Stock repurchase plan. On July 26, 1997, the Board of Directors also authorized the Company to sell up to 750,000 put options in connection with the same plan. Based on the price of Microchip's stock and other pertinent factors, the Company may from time to time purchase shares on the open market or sell put options. As of February 3, 1998 the Company has purchased 1,210,000 shares of Common Stock at an aggregate cost of $29,791,000 and is holding 400,000 put options at prices ranging from $29.63 to $38.81.

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

               MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

         The following table sets forth certain operational data as a percentage of net sales for the periods indicated:


                                         Three Months Ended    Nine Months Ended
                                             December 31,         December 31,
                                          1997       1996       1997       1996
                                          -----------------    ----------------

Net sales ............................   100.0%     100.0%     100.0%     100.0%
Cost of sales ........................    51.9       50.0       50.2       50.2
Gross profit .........................    48.1       50.0       49.8       49.8
Research and development .............     9.7        9.7        9.4        9.6
Selling, general and administrative ..    16.6       16.4       16.7       16.8
Special charges ......................     4.8        --         1.6        3.1
Operating income .....................    17.0%      23.9%      22.1%      20.3%
                                          ====       ====       ====       ====

         Net Sales. The Company's net sales for the quarter ended December 31, 1997 were $103.6 million, an increase of 18.9% over net sales of $87.1 million for the corresponding quarter of the previous fiscal year, and an increase of 0.6% from the previous quarter's net sales of $103.0 million. The Company's net sales for the nine months ended December 31, 1997 were $303.8 million, an increase of 26.2% over net sales of $240.7 million for the corresponding period of the previous fiscal year. The Company's family of 8-bit microcontrollers represents the largest component of Microchip's total net sales. Microcontrollers and associated application development systems accounted for 67.7% and 65.9% of total net sales in the three months ended December 31, 1997 and 1996, respectively. A related component of the Company's product sales consists primarily of serial EEPROMs, which accounted for 30.5% of net sales in each of the quarters ended December 31, 1997 and 1996. Microcontrollers and associated application development systems accounted for 69.1% and 64.3% of total net sales in the nine months ended December 31, 1997 and 1996, respectively. Serial EEPROMs and other memory devices accounted for 29.3% and 31.6% of total net sales in the nine months ended December 31, 1997 and 1996, respectively.

         The Company's net sales in any given quarter are dependent upon a combination of orders received in that quarter for shipment in that quarter ("turns orders") and shipments from backlog. The Company has emphasized its ability to respond quickly to customer orders as part of its competitive strategy. This strategy, combined with current industry conditions, results in customers placing orders with short delivery schedules. The Company has experienced increasing turns orders as a portion of the Company's business in the nine months ended December 31, 1997, as compared to the corresponding period of the previous fiscal year and the turns order percentage is expected to increase in the current quarter. Because turns orders are difficult to predict, there can be no assurance that the combination of turns orders and shipments from backlog in any quarter will be sufficient to achieve growth in net sales. If the Company does not achieve a sufficient level of turns orders in a particular quarter, the Company's revenues and operating results would be materially adversely affected. In the quarter ended December 31, 1997, the Company experienced sequentially flat sales primarily due to weakness in turns orders.

         The Company's overall average selling prices for its microcontroller products have remained relatively constant, while average selling prices of its non-volatile memory products have declined over time. During the nine months ended December 31, 1997, the Company continued to experience increased pricing pressure on its non-volatile memory products due to the less proprietary nature of these products and increased competition. While average selling prices for microcontrollers have remained relatively constant, the Company has experienced increasing pricing in certain microcontroller product lines due primarily to competitive conditions. There can be no assurance that average selling prices for the Company's microcontroller or other products will not experience increased pricing pressure in the future. An increase in pricing pressure could adversely affect the Company's operating results.

         The foregoing statements regarding product mix, turns orders, average selling prices and pricing pressures are forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbors created thereby. Actual results could differ materially because of the following factors, among others: the level of orders that are received and can be shipped in a quarter; inventory mix and timing of customer orders; competition and competitive pressures on pricing and product availability; customers' inventory levels, order patterns and seasonality; the cyclical nature of both the semiconductor industry and the markets addressed by the Company's products; market acceptance of the products of both the Company and its customers; demand for the Company's products; fluctuations in production yields, production efficiencies and overall capacity utilization; changes in product mix; and absorption of fixed costs, labor and other fixed manufacturing costs.

         Several countries, predominantly in Asia, have recently experienced economic difficulties including high rates of loan defaults, business failures and currency devaluations. During the quarter ended December 31, 1997, the Company experienced weakness in the expected level of turns orders and net sales related to its business in Asia. The Company derives approximately 38% of its net sales from customers in Asia and Japan and there can be no assurance that such economic difficulties will not continue to adversely affect the Company's operating results in future periods.

         Foreign sales represented 71.0% of net sales in the current quarter and 69.0% of net sales in the corresponding quarter of the previous fiscal year and 68.0% of net sales in the immediately proceeding quarter. Foreign sales represented 70.0% and 66.4% of net sales for the nine months ended December 31, 1997 and 1996, respectively. The Company's foreign sales have been predominantly in Asia, Europe and Japan, which the Company attributes to the manufacturing activity in those areas for consumer, automotive, office automation, communications and industrial products. The majority of foreign sales are U.S. Dollar denominated. The Company has entered into and, from time to time, will enter into hedging transactions in order to minimize exposure to currency rate fluctuations. Although none of the countries in which the Company conducts significant foreign operations have had a highly inflationary economy in the last five years, there is no assurance that inflation rates or fluctuations in foreign currency rates in countries where the Company conducts operations will not adversely affect the Company's operating results in the future.

         Additional Factors Affecting Operating Results. The Company believes that future growth in net sales of its 8-bit family of microcontroller products and related memory products will depend largely upon the Company's success in having its current and new products designed into high-volume customer applications. Design wins typically precede the Company's volume shipment of products for such applications by 15 months or more. The Company also believes that shipment levels of its proprietary application development systems are an indicator of potential future design wins and microcontroller sales. The Company continued to achieve a high volume of design wins and shipped significant numbers of application development systems in the three months ended December 31, 1997. There can be no assurance that any particular development system shipment will result in a product design win or that any particular design win will result in future product sales.

         The Company's operating results are affected by a wide variety of other factors that could adversely impact its net sales and profitability, many of which are beyond the Company's control. These factors include the Company's ability to design and introduce new products on a timely basis, market acceptance of products of both the Company and its customers, customer order patterns and seasonality, changes in product mix, whether the Company's customers buy from a distributor or directly from the Company, product performance and reliability, product obsolescence, the amount of any product returns, availability and utilization of manufacturing capacity, fluctuations in manufacturing yield, the availability and cost of raw materials, equipment and other supplies, the cyclical nature of both the semiconductor industry and the markets addressed by the Company's products, technological changes, competition and competitive pressures on prices, and economic, political or other conditions in the markets served by the Company. The Company believes its ability to continue to increase its manufacturing capacity to meet customer demand and maintain satisfactory delivery schedules will be an important competitive factor. As a result of the increase in fixed costs and operating expenses related to expanding its manufacturing capacity, the Company's operating results may be adversely affected if net sales do not increase sufficiently to offset the increased costs. The Company's products are incorporated into a wide variety of consumer, automotive, office automation, communications and industrial products. A slowdown in demand for products which utilize the Company's products as a result of economic or other conditions in the markets served by the Company could adversely affect the Company's operating results.

         Gross Profit. The Company's gross profit was $49.8 million in the three months ended December 31, 1997, as compared to $43.5 million in the corresponding quarter of the prior fiscal year, and $52.1 million in the immediately preceding quarter. Gross profit as a percent of sales was 48.1% in the current quarter, 50.0% in the corresponding quarter of the prior fiscal year and 50.6% in the immediately preceding quarter. Gross profit for the nine months ended December 31, 1997 was $151.3 million as compared to $119.9 million for the corresponding period of the previous fiscal year. Gross profit as a percent of sales was 49.8% in both these periods. Gross profit margins during the quarter decreased from the prior period levels, primarily as a result of a change in expected sales mix of lower margin memory products versus higher margin microcontroller products, heightened pricing pressure in Asia, lower utilization of Microchip's wafer fabrication facility during the quarter and increased product obsolescence reserves for slow moving inventory. The Company continues the process of transitioning products to smaller geometries and to larger wafer sizes to reduce future manufacturing costs. Eight-inch wafer production commenced at the Company's Tempe wafer fabrication facility in early fiscal 1998, and the Company is continuing the transition of products to its 0.7 micron process. The Company expects that 25% of its production will come from eight-inch wafers during the quarter ending March 31, 1998. The Company anticipates that its cost of sales and gross profit percentage will fluctuate over time, driven primarily by the mix of 8-bit microcontroller products and related memory products, manufacturing yields, wafer fab loading levels and competitive and economic conditions. The foregoing statements relating to anticipated gross margins, cost of sales, and the transition to higher yielding manufacturing processes are forward-looking statements within the meaning of
Section 27A of the

Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbors created thereby. Actual results could differ materially because of the following factors, among others: fluctuations in production yields, production efficiency and overall capacity utilization; cost and availability of raw materials; absorption of fixed costs, labor and other direct manufacturing costs; the timing and success of manufacturing process transition; changes in product mix; competitive pressures on prices; and other economic conditions.

         All of Microchip's assembly operations are performed by third-party contractors in order to meet product shipment requirements. Reliance on third parties involves some reduction in the Company's level of control over this portion of its business. While the Company reviews the quality, delivery and cost performance of these third-party contractors, there can be no assurance that reliance on third-party contractors will not adversely impact results in future reporting periods if any third-party contractor is unable to maintain assembly yields and costs at approximately their current levels.

         The Company owns product final test facilities in Kaohsiung, Taiwan, Republic of China and Chachoengsao, Thailand. The Company also uses various third-party contractors in Thailand, Taiwan, the Philippines, People's Republic of China and other locations in Asia for product assembly. The Company's reliance on facilities in these countries, and maintenance of substantially all of its finished goods inventory overseas, entails certain political and economic risks, including political instability and expropriation, labor disruption, supply disruption, currency controls and exchange fluctuations, as well as changes in tax laws, tariff and freight rates. Microchip currently employs the Alphatec Electronics PCL group of companies ("Alphatec") headquartered in Bangkok, Thailand, for a portion of its product assembly. Alphatec's assembly operations have performed reliably for the Company for several years, however, Alphatec has experienced difficulty in obtaining financing in connection with some of its unrelated joint ventures involving semiconductor fabrication facilities in Thailand. Microchip currently has multiple sources for product assembly and test for most of its package types and has shifted a significant portion of its assembly to other factories and test requirements to its owned facilities. Despite these actions, there can be no assurance that Microchip may not experience short-term disruption, including possible temporary product shortages and increased assembly and test costs, compared to those received from the current subcontract relationship with Alphatec. The Company has not experienced any significant interruptions in its foreign business operations to date. Nonetheless, the Company's business and operating results could be adversely affected if foreign operations or international air transportation were disrupted.

         During the second quarter of fiscal 1998, construction was completed on a 20,000 square foot wafer fabrication module at the Company's Tempe, Arizona facility. It is anticipated that this module will begin wafer production in the first quarter of fiscal 1999. In addition, the Company also expanded capacity at its Chandler wafer fabrication facility by adding an additional 3,000 square feet of capacity during the second quarter of fiscal 1998. The foregoing statements regarding additional available capacity and commencement of wafer production are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbors created thereby. Actual results could differ materially because of the following factors, among others: delays in facilitation of the expanded Tempe and Chandler wafer fabrication facilities; production yields and efficiencies; factory absorption rates; capacity loading; supply disruption; operating cost levels; and the rate of revenue growth.

     Research and Development. The Company is committed to continued investment in new and enhanced products, including its development systems software and its design and manufacturing process technology, which are significant factors in maintaining the Company's competitive position. The dollar investment in research and development increased 18.7% in the current quarter as compared to the corresponding quarter of the previous fiscal year and by 6.7% from the previous quarter. The dollar investment in research and development increased by 24.3% in the nine months ended December 31, 1997 as compared to the corresponding period of the prior fiscal year. The Company will continue to invest in research and development in the future, including investment in process and product development associated with the capacity expansion of the Company's fabrication facilities.

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

         Selling, General and Administrative. The level of selling, general and administrative expenses in the current fiscal quarter was essentially flat at 16.6% of sales, as compared to 16.4% of sales in the corresponding period of the previous fiscal year. Selling, general and administrative expenses were 16.7% of sales in the nine month period ended December 31, 1997, as compared to 16.8% for the corresponding period in the prior fiscal year.

         Other Income (Expense). Interest expense in the three months ended December 31, 1997 decreased over the same period of the previous fiscal year due to lower borrowings associated with the Company's capital equipment additions, and was essentially in line with interest expense for the previous quarter. Interest income in the three months ended December 31, 1997 increased from the same period of the previous year and decreased from the previous fiscal quarter primarily as a result of changes in invested cash balances. Other income represents numerous immaterial non-operating items. The Company's interest expense will increase in the fourth quarter of fiscal 1998 as the Company increases its borrowings due to purchases of shares of Common Stock in connection with the Company's share repurchase plan. Interest expense would be adversely impacted by increased interest rates.

         Provision for Income Taxes. Provisions for income taxes reflect tax on foreign earnings and federal and state tax on U.S. earnings. The Company had an effective tax rate of 27.0% for each of the three months ended December 31, 1997 and 1996 and each of the nine months ended September 30, 1997 and 1996, due primarily to lower tax rates at its foreign locations. The Company believes that its tax rate for the foreseeable future will be approximately 27.0%. The foregoing statement regarding the Company's anticipated future tax rate is a forward-looking statement within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and is subject to the safe harbors created thereby. Actual results could differ materially because of the following factors, among others: taxation rates in geographic regions where the Company has significant operations; and current tax holidays available in foreign locations.

Liquidity and Capital Resources

         The Company had $41.8 million in cash and cash equivalents at December 31, 1997, a decrease of $1.2 million from the March 31, 1997 balance. The Company has an unsecured line of credit with a syndicate of U.S. banks totaling $90.0 million. The line is a revolving line of credit, expiring on October 28, 2001. There were no borrowings under the line of credit as of December 31, 1997. The line of credit requires the Company to achieve certain financial ratios and operating results. The Company was in compliance with these covenants at December 31, 1997. The Company also has an unsecured short term line of credit totaling $22.3 million with certain foreign banks. There were no borrowings under the foreign line of credit as of December 31, 1997. There are no covenants related to the foreign line of credit.

         At December 31, 1997, an aggregate of $112.3 million of these facilities was available, subject to financial covenants and ratios with which the Company was in compliance. The Company's ability to fully utilize these facilities is dependent on the Company remaining in compliance with such covenants and ratios.

         During the nine months ended December 31, 1997, the Company generated $125.3 million of cash from operating activities, an improvement of $75.7 million from the nine months ended December 31, 1997. The improvement in cash flow from operations was primarily due to increased profitability, the impact of increases in accounts payable and accrued expenses, changes in other assets and liabilities and an increase in depreciation expense.

         The Company's level of capital expenditures varies from time to time as a result of actual and anticipated business conditions. Capital expenditures in the nine months ended December 31, 1997 and 1996, were $123.4 million and $60.0 million, respectively. Capital expenditures were primarily for the expansion of production capacity and the addition of research and development equipment in each of these periods. The Company currently intends to spend approximately $25.0 million during the balance of this fiscal year and approximately $60.0 million during the next fiscal year for additional capital equipment to increase capacity at its existing wafer fabrication facilities, to construct additional facilities and to expand product test operations. The Company currently anticipates capital expenditures will be financed by cash flow from operations, available debt arrangements and other sources of financing. The Company believes that the capital expenditures anticipated to be incurred over the next 12 months will provide sufficient additional manufacturing capacity to meet its currently anticipated needs. The foregoing statements regarding the anticipated level of capital expenditures during the remainder of this fiscal year and during the next fiscal year are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbors created thereby. Actual capital expenditures could differ materially because of the following factors, among others: the cyclical nature of the semiconductor industry and the markets addressed by the Company's products; market acceptance of the products of both the Company and its customers; utilization of current manufacturing capacity; the availability and cost of raw materials, equipment and other supplies; and the economic, political and other conditions in the markets served by the Company.

         Net cash used in financing activities was $3.1 million for the nine months ended December 31, 1997. Net cash provided by financing activities was $1.3 million for the nine months ended December 31, 1996. Proceeds from sale of stock and put options were $9.3 million and $8.4 million for the nine months ended December 31, 1997 and 1996, respectively. Payments on long term debt and capital lease obligations were $4.9 million and $4.4 million for the nine months ended December 31, 1997 and 1996 respectively. Proceeds from lines of credit were $16.7 million for the nine months ended December 31, 1996. Cash expended for the purchase of the Company's Common Stock was $7.5 million and $19.5 million for the nine months ended December 31, 1997 and December 31, 1996, respectively.

         On January 30, 1998 and July 26, 1997, the Company's Board of Directors authorized 2,500,000 shares and 1,500,000 shares, respectively, in connection with a Common Stock repurchase plan. On July 26, 1997, the Board of Directors also authorized the Company to sell up to 750,000 put options in connection with the same plan. Based on the price of Microchip's stock and other pertinent factors, the Company may from time to time purchase shares on the open market or sell put options. As of February 3, 1998 the Company has purchased 1,210,000 shares of Common Stock at an aggregate cost of $29,791,000 and is holding 400,000 put options at prices ranging from $29.63 to $38.81.

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

PART II.          OTHER INFORMATION.

Item 1.           LEGAL PROCEEDINGS.

         Microchip Technology Incorporated v. Lucent Technologies Inc. (District of Arizona, CIV97-1502 PHX EHC) On January 13, 1998, the Company finalized a settlement of its patent litigation with Lucent Technologies Inc. In connection with this settlement the Company recorded a $5 million charge during the quarter ended December 31, 1997. Under the terms of the settlement, Microchip made a one-time cash payment to Lucent and also issued to Lucent a warrant to acquire Common Stock of the Company. The terms of the settlement also provide for the Company to make a contingent payment to Lucent if the Company's earnings per share performance for the three and one-half year period ending June 30, 2001 does not meet certain targeted levels. The timing of any contingent payment may be earlier in the event of an acquisition of the Company. It is currently anticipated that any contingent payment required under the terms of the settlement will be expensed in the period the amount is determined. See also Footnote 2 to the Condensed Consolidated Financial Statements, above.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

              (a) Exhibits

                  10.1 Development Agreement dated as of August 29, 1997 by and between Microchip Technology Incorporated and the City of Chandler, Arizona

                  10.2 Development Agreement dated as of July 17, 1997 by and between Microchip Technology Incorporated and the City of Tempe, Arizona

                  11    Computation of Net Income Per Share

              (b) Reports on Form 8-K.

                  The registrant did not file any reports on Form 8-K during the quarter ended December 31, 1997.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 MICROCHIP TECHNOLOGY INCORPORATED


Date: February 13, 1998          By: /s/ C. Philip Chapman
     ------------------             --------------------------------------------
                                     C. Philip Chapman
                                     Vice President, Chief Financial Officer
                                     and Secretary (Duly Authorized Officer, and
                                     Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX


       Exhibit No.                                                      Page No.
       -----------                                                      --------

       10.1 Development Agreement dated as of August 29, 1997 by and between Microchip Technology Incorporated and the City of Chandler, Arizona

       10.2 Development Agreement dated as of July 17, 1997 by and between Microchip Technology Incorporated and the City of Tempe, Arizona

       11.      Computation of Net Income Per Share.........................20