Form 10-K
period 1998-03-31
MICROCHIP TECHNOLOGY INC
filed 1998-05-27
CIK 827054

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

(Mark One)
  X Annual report pursuant to Section 13 or 15(d) of the Securities Exchange --- Act of 1934

     For the fiscal year ended March 31, 1998 or

     Transition report pursuant to Section 13 or 15(d) of the Securities --- Exchange Act of 1934

     For the transition period from            to
                                    ----------    ----------

     Commission File Number: 0-21184

                        MICROCHIP TECHNOLOGY INCORPORATED
             (Exact Name of Registrant as Specified in Its Charter)
                     ---------------------------------------

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

                     Common Stock, $.001 Par Value Per Share
                         Preferred Share Purchase Rights

     The registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

     Yes    X                   No
           ---                     ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of Form 10-K or any amendment to this Form 10-K. (X)

     The approximate aggregate market value of the voting stock of the registrant beneficially owned by stockholders, other than directors, officers and affiliates of the registrant, at April 26, 1998 was $1,497,258,399.

     Number of shares of Common Stock, $.001 par value, outstanding as of April 26, 1998 was: 52,870,389.

                       Documents Incorporated by Reference
                       -----------------------------------

     Document                                              Part of Form 10-K
     --------                                              -----------------
     Proxy Statement for the 1998 Annual                          III
     Meeting of Stockholders

================================================================================

                                     PART I

Item 1.   BUSINESS

     Microchip Technology Incorporated, a Delaware corporation ("Microchip" or the "Company"), develops, manufactures and markets 8-bit microcontrollers, application-specific standard products (ASSPs) and related memory products for high-volume embedded control applications in the consumer, automotive, office automation, communications and industrial markets. The Company provides highly cost-effective embedded control products for a wide variety of applications and believes that its PIC(R) product family is a price/performance leader in the worldwide 8-bit microcontroller market. Microchip's embedded control products also offer the advantages of a small footprint and low voltage operation along with ease of development, enabling timely and cost-effective product integration by its customers. The Company's ASSP products include a variety of specialized integrated circuits, including its family of KEELOQ(R) security products. The Company's memory products are primarily comprised of Serial EEPROMs, which are used primarily to provide non-volatile memory storage in embedded control systems.

     Except as noted below, references to the Company include the Company and its subsidiaries. The Company's executive offices are located at 2355 West Chandler Boulevard, Chandler, Arizona 85224-6199 and its telephone number is
(602) 786-7200.

     The following discussion of the Company's business contains certain risk factors that may affect future operating results. For further discussion on certain risk factors that may affect the Company's future operating results, see "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operation," below.

     This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Exchange Act of 1933 and Section 21E of the Securities Exchange Act of 1934 which involve risks and uncertainties, including statements regarding the Company's strategy, financial performance, and revenue sources. The Company's actual results could differ materially from the results anticipated in these forward-looking statements as a result of certain factors including those set forth under "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this report.

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

     The increasing demand for embedded control has made the market for microcontrollers one of the largest segments of the semiconductor logic market. Microcontrollers are currently available in 4-bit through 32-bit architectures. Although 4-bit microcontrollers are relatively inexpensive, typically costing under $1.00 each, they generally lack the minimum performance and features required by today's design engineers for product differentiation and are typically used only to produce basic functionality in products. While 16- and 32-bit architectures provide very high performance, they are prohibitively expensive for most high-volume embedded control applications, typically costing over $5.00 each. As a result, manufacturers of competitive, high-volume products have increasingly found 8-bit microcontrollers, that typically cost $1.00 to $8.00 each, to be the most cost-effective embedded control solution. For example, a typical new automobile may include one 32-bit microcontroller for engine control, three 16-bit microcontrollers for transmission control, audio systems and anti-lock braking, and up to 50 8-bit microcontrollers to provide other embedded control functions, such as door locking, automatic windows, sun roof, adjustable seats, electric mirrors, air bags, fuel pump, speedometer, and the security and climate control systems.

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

Products

     Microchip's strategic focus is on embedded control products, including microcontrollers, ASSPs, related memory products and application development systems.

     Microcontrollers

     Microchip offers a broad family of proprietary 8-bit microcontrollers under the PIC(R) name and has shipped approximately 600 million PIC(R)
microcontrollers to customers worldwide since 1990. The Company's PIC(R) products are designed for applications requiring high performance and low cost. They feature a variety of memory configurations, low voltage and power, small footprint and ease of use. Microchip believes this product family is currently a price/performance leader in the 8-bit microcontroller marketplace. Microchip's performance results from an exclusive RISC-based architecture that provides significant speed advantages over the alternative 8-bit CISC architectures. In addition to providing up to 40 MHz performance, this architecture offers up to a 2:1 software compaction advantage, thereby significantly reducing software development time. RISC architectures also have the advantage of being more easily scaled to higher internal clock speeds in future products. Prices for Microchip's 8-bit microcontrollers range from approximately $.49 to $12.00 per unit.

     Microchip's original market focus was in the lowest cost segment of the 8-bit microcontroller marketplace. With its baseline 8-bit products, the Company built its current market position as the leading supplier of field programmable microcontrollers. Over the past three years, Microchip has introduced more than 100 new 8-bit microcontrollers targeted at baseline, mid-range and high-end segments of the 8-bit microcontroller marketplace, as well as the lower end of the 16-bit microcontroller market. In addition, with its 8-pin, 8-bit microcontroller, introduced in the first quarter of fiscal 1997, the Company has also targeted a portion of the large 4-bit microcontroller marketplace. The Company believes that these additional segments represent a significant opportunity for future sales growth.

     Microchip has used its manufacturing experience and design and process technology to bring additional enhancements and manufacturing efficiencies to the development and production of its PIC(R) family of microcontroller products. This extensive experience base has enabled the Company to develop its advanced, low cost user programmability feature by incorporating non-volatile memory (EPROM, EEPROM and Flash Memory) into the microcontroller in addition to masked ROM program memory.

     Development Systems

     The Company offers a comprehensive set of low cost and easy-to-learn application development tools. These tools enable system designers to quickly and easily program a PIC(R) microcontroller for specific applications and are a key factor for obtaining design wins. Microchip's family of development tools operates in the standard Windows environment on standard PC hardware. Entry-level systems, which include an assembler and programmer hardware, are priced at less than $200. A fully configured system, which also provides in-circuit emulation hardware, performance simulators and software debuggers, is priced at approximately $3,700. Customers moving from entry-level designs to those requiring real-time emulation are able to preserve their investment in software tools as they migrate to future PIC(R) devices since all the product families are assembly- and C- language compatible.

     Many independent companies also develop and market application development tools and systems which support Microchip's standard microcontroller product architecture. The Company believes that familiarity with and adoption of the Company's, and third-party, development systems by an increasing number of product designers will be an important factor in the future selection of Microchip's embedded control products. These development tools allow design engineers to develop thousands of application-specific products from Microchip's standard microcontrollers. Currently, there are more than 120 third-party tool suppliers worldwide whose products support the Company's proprietary microcontroller architecture.

     ASSPs (Application-Specific Standard Products)

     Microchip's application-specific standard products are specialized products designed to perform specific end-user applications as opposed to the Company's other products which are more general purpose in nature. The Company's ASSP device families currently include the KEELOQ(R) family of secure data transmission products, as well as other specialized integrated circuit devices. KEELOQ(R) security products are designed for low cost, secure, uni-directional communications and verification purposes. Applications include automotive remote keyless entry systems, automotive immobilizer systems, automatic garage and gate openers and smart cards.

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

     Microchip currently offers a complete Serial EEPROM family, which meets three principal industry bus interface standards and is available in most standard density, configuration and packaging alternatives. The Company's Smart Serials(TM) line of specialized Serial EEPROMs with user-configurable architecture and other advanced features targets applications such as cellular telephones and data communications.

Manufacturing

     Microchip's ownership of its manufacturing resources is an important component of its business strategy, enabling it to maintain a high level of manufacturing control and to be one of the lowest cost producers in the embedded control industry. By owning its wafer fabrication and the majority of its test operations, and by employing proprietary statistical process control techniques, the Company has been able to achieve high production yields. Direct control over wafer fabrication also allows Microchip to shorten the Company's design and production cycles and to capture the manufacturing and a portion of the testing profit margin. Wafer fabrication and wafer test facilities are located in Chandler ("Fab 1") and Tempe ("Fab 2"), Arizona. The Company performs product test at its facilities in Kaohsiung, Taiwan and Chachoengsao, Thailand, located near Bangkok.

     Wafers are produced in Class 10 fabrication modules in Fab 1 and Fab 2. Fab 1 currently contains approximately 27,000 square feet. Fab 2 has approximately 50,000 square feet of useable clean room space of which approximately 40,000 square feet are used to support current production requirements. Fab 1 currently produces 5-inch and 6-inch wafers, while Fab 2 currently produces 6-inch and 8-inch wafers. Wafer sort is performed in an 8,000 square foot, Class 10,000 clean room, equipped with automated wafer handlers and test equipment. The two wafer fabrication sites are managed by the same management team and utilize similar production techniques.

     The Company is continuing the process of transitioning products to smaller geometries and to larger wafer sizes. The Company has transitioned a portion of its products to a 0.7 micron process and has commenced development of its next generation process technology. Other companies in the industry have experienced difficulty in effecting transitions to smaller geometry processes and to larger wafers and, consequently, have experienced reduced manufacturing yields or delays in product deliveries. The Company believes that its transition to smaller geometries and to larger wafers will be important for the Company to remain competitive and operating results, particularly gross profit margins, could be adversely affected if the Company's transition is substantially delayed or inefficiently implemented.

     Microchip currently employs proprietary design and manufacturing processes in developing its microcontroller and memory products. The Company believes its processes afford it both cost-effective designs in existing and derivative products and greater functionality in new product designs. While many of the Company's competitors develop and optimize separate processes for their logic and memory product lines, Microchip uses a common process technology for both microcontroller and non-volatile memory products. This allows Microchip to more fully absorb its process research and development costs and to deliver new products to market more rapidly. Microchip engineers utilize advanced CAD tools and software to perform circuit design, simulation and layout. The Company's in-house photomask and wafer fabrication facilities enable it to rapidly verifiy design techniques by processing test wafers quickly and efficiently.

     The Company's Taiwan and Thailand subsidiaries test the majority of the products produced in Fab 1 and Fab 2. Currently, the 150,000 square foot Chachoengsao test facility has the capacity to handle up to 30 million units per month. If required, the Chachoengsao facility could be expanded in the future to more than double its current capacity. The 88,700 square foot Kaohsiung facility has a monthly capacity of 19 million plastic packages. Final test and burn-in functions are handled by advanced automated equipment. The Company uses third-party contractors in Bangkok, Thailand to assemble a significant portion of its products. The balance of Microchip's assembly and test requirements are fulfilled by several third-party assembly and test contractors in Thailand, the Philippines, People's Republic of China, and several other countries in Asia and the Pacific Rim.

     Over the last several years, Microchip shifted its assembly operations from Company-owned facilities to third-party contractors in order to meet increased product shipment requirements. At March 31, 1998, all assembly was conducted by third-party contractors. The Company will continue to use third-party contractors to provide a majority of its assembly services. Reliance on third parties involves some reduction in the Company's level of control over the assembly and test portion of its business. While the Company reviews the quality, delivery and cost performance of these third-party contractors, there can be no assurance that increased reliance on third-party contractors will not adversely impact results in future reporting periods if any third-party contractor is unable to maintain assembly and test yields and costs at approximately their current levels. See also "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Gross Profit," below.

     The Company's reliance on facilities in Taiwan, Thailand, the Philippines and other foreign countries, and maintenance of substantially all of its finished goods in inventory overseas, entails certain political and economic risks, including political instability and expropriation, supply disruption, currency controls and exchange fluctuations, as well as changes in tax laws, tariff and freight rates. Microchip currently employs the Alphatec Electronics Public Company Limited group of companies ("Alphatec") headquartered in Bangkok, Thailand for a significant portion of its product assembly volume. While Alphatec's assembly operations have performed reliably for the Company for several years, Alphatec has experienced financing issues in connection with some of its joint ventures involving semiconductor fabrication facilities in Thailand. Such financing difficulties have not impacted Alphatec's assembly facilities nor its provision of services to the Company. However, there can be no assurance that assembly operations will not be affected in the future. Microchip currently has second sources for product assembly for most of its package types and can shift additional wafer output to other factories, if necessary. However, there can be no assurance that such action would not result in short-term disruption including possible temporary product shortages. The Company has not experienced any significant interruptions in its foreign business operations to date. Nonetheless, the Company's business and operating results could be adversely affected if foreign operations or international air transportation were disrupted.

     Due to the high fixed cost inherent in semiconductor manufacturing, increased manufacturing yields can have significant positive effects on gross profits and overall operating results. During fiscal 1998, the Company continued to focus on manufacturing productivity, and maintained average wafer fab line yields in excess of 90%. The yields are primarily driven by a comprehensive implementation of statistical process control, extensive employee training and selective upgrading of the Company's manufacturing facilities and equipment. Maintenance of manufacturing productivity and yields are important factors in the achievement of the Company's operating results. As is typical in the semiconductor industry, the Company has from time to time experienced lower than anticipated manufacturing yields. The Company's operating results would be adversely affected if it were unable to maintain yields at approximately the current levels.

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

Research and Development

     The Company's current research and development activities focus on the design of new microcontroller and memory products, ASSPs, new development systems, and software and application-specific software libraries. The Company is also developing new design and process technology to achieve further cost reductions and performance improvements in existing products. As of April 26, 1998, 277 employees were engaged in research and development. In fiscal 1998, 1997 and 1996, the Company's research and development expenses were $38.4 million, $32.1 million and $27.5 million, respectively. The Company expects that it will continue to spend substantial funds on research and development activities.

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

Sales and Distribution

     The Company markets its products worldwide through a direct sales organization and through distributors. In fiscal 1998, the Company derived approximately 47% of its net sales from direct sales to OEM customers and 53% from sales through distributors.

     The Company's direct sales force, currently consisting of 166 people, focuses on three geographical markets: the Americas, Europe and Asia. In the Americas, the Company currently has Technical Support Centers in San Jose, Los Angeles, Dallas, Dayton, Chicago, Atlanta, Boston, New York and Toronto. Microchip also maintains Technical Support Centers in Tokyo, London, Munich, Paris, Milan, Taipei, Seoul, Singapore, Hong Kong, Shanghai, and Bangalore, India. Microchip's direct sales force is augmented by a worldwide network of national distributors and regional distributors in North and South America. Microchip's distribution effort also includes a network of manufacturer's representatives in North America and Europe.

     Microchip believes that a strong technical service presence is essential to the continued development of the embedded control market. The majority of Microchip's field sales engineers (FSEs), field application engineers (FAEs) and sales management have technical degrees and have been previously employed in an engineering environment. The Company believes the technical knowledge of its sales force is a key competitive advantage in the sale of field programmable products. Currently, Microchip has at least one dedicated application engineer in every Technical Support Center. The primary mission of the FAE team is to provide technical assistance to OEM customers and to conduct periodic training sessions for FSEs, manufacturer's representatives and distributor sales teams. The FAEs also conduct frequent technical seminars in major cities around the world. FAEs also work closely with the Company's distributors and manufacturer's representatives to provide technical assistance in end-user support and to assist in the sales process.

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

     Foreign sales, primarily in Asia and Europe, represented approximately 68%, 66% and 65% of consolidated net sales in fiscal years 1998, 1997 and 1996, respectively. International sales are predominately billed in U.S. Dollars. Although foreign sales are subject to certain government export restrictions, the Company has not experienced any material difficulties as a result of export restrictions to date.

     The Company's policy is to hedge its net foreign currency positions in the normal course of business to reduce its exposure to fluctuations in foreign exchange rates. Foreign exchange gains and losses were not material during fiscal years 1996 through 1998.

Backlog

     As of April 26, 1998, the Company's backlog was approximately $76.7 million as compared to $93.7 million as of April 27, 1997. The Company includes in its backlog all purchase orders scheduled for delivery within the subsequent 12 months.

     Microchip produces standard products that can be shipped from inventory within a short time after receipt of an order. The Company's business and, to a large extent, that of the entire semiconductor industry is characterized by short-term orders and shipment schedules. Orders constituting the Company's current backlog are subject to changes in delivery schedules or to cancellation at the option of the purchaser without significant penalty. Accordingly, although useful for scheduling production, backlog as of any particular date may not be a reliable measure of sales for any future period. Turns orders (orders received in a quarter for shipment in that quarter) have become an increasingly important component of the Company's quarterly operating results. See "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - Net Sales," below.

Competition

     The semiconductor industry is intensely competitive and has been characterized by price erosion, rapid technological change and foreign competition with respect to many products. The Company competes with major domestic and international semiconductor companies, many of which have greater market recognition and substantially greater financial, technical, marketing, distribution and other resources than the Company with which to pursue engineering, manufacturing, marketing and distribution of their products. Emerging companies are also increasing their participation in the market for embedded control applications. The Company's overall average selling prices for its microcontroller products have remained relatively constant, while average selling prices of its memory products have declined over time. The Company expects to continue to experience increased pricing competition and declining prices for memory products. While average selling prices for microcontrollers have remained relatively constant, the Company has experienced, and expects to continue to experience, increasing pricing pressure in certain microcontroller product lines, due primarily to competitive conditions. The Company has been able to maintain average selling prices by continuing to introduce new products with more features and higher prices, thereby offsetting price declines in older products. There can be no assurance that average selling prices for the Company's microcontroller or other products can be maintained due to increased pricing pressure in the future. An increase in pricing pressure could adversely affect the Company's operating results. In addition, the Company's ability to compete successfully depends on a number of factors both within and outside its control, including the quality, performance, reliability, features, ease of use, pricing and diversity of its products; the quality of its customer service and its ability to address the needs of its customers; its success in designing and manufacturing new products including those implementing new technologies; efficiency of production, adequate sources of raw materials and other supplies at acceptable prices; protection of the Company's products and processes by effective utilization of intellectual property laws; the rate at which customers incorporate the Company's products into their own products; product introductions by the Company's competitors; the number, nature and success of its competitors in a given market; and general market and economic conditions. Furthermore, capacity in the semiconductor industry is increasing over time and such increased capacity or improved product availability could adversely affect the Company's competitive position.

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

Patents, Licenses and Trademarks

     The  Company's  success  depends in part on its ability to obtain  patents, licenses and other intellectual property rights covering its products and manufacturing processes, and to protect its proprietary information. As of March 31, 1998, the Company owned 60 U.S. patents and 11 foreign patents, expiring on various dates between 1997 and 2015, and had an additional 78 U.S. patent applications and 55 foreign patent applications pending. The Company intends to continue to seek patents on its inventions used in its products and manufacturing processes. However, the Company believes that its continued success depends primarily on such factors as the technological skills and innovative abilities of its personnel rather than on its patents. There can be no assurance the Company's existing patents or any new patents that are issued will be of sufficient scope or strength to provide meaningful protection or other commercial advantage to the Company.

     The Company has entered into certain intellectual property licenses and cross-licenses with other companies related to semiconductor products and manufacturing processes. As is typical in the semiconductor industry, the Company has from time to time received, and may in the future receive, communications alleging possible infringement of patents or other intellectual property rights of others. The Company investigates all such notices and responds as it believes is appropriate. The Company is currently in discussions with several other companies regarding intellectual property licenses of such other companies' semiconductor patents and technology. Based on industry practice, the Company believes that in most cases it could obtain any necessary licenses or other rights on commercially reasonable terms. However, no assurance can be given that licenses would be on acceptable terms, that litigation would not ensue, that damages for any past infringement would not be assessed or that the Company would not be forced to pay royalties on future sales. Litigation, which could result in substantial cost to the Company and diversion of management effort, may be necessary to enforce patents or other intellectual property rights of the Company or to defend the Company against claimed infringement of the rights of others. See "Item 3 - Legal Proceedings."

Environmental Regulation

     The Company is subject to a variety of federal, state and local governmental regulations related to the use, storage, discharge and disposal of toxic, volatile or otherwise hazardous chemicals used in its manufacturing processes, including the Resource Conversation and Recovery Act, the
Comprehensive Environmental Response, Compensation and Liability Act, the Superfund Amendment and Reauthorization Act, the Clean Air Act and the Water Pollution Control Act. The Company believes it has obtained all necessary environmental permits to conduct its business. Although the Company believes that its activities conform to presently applicable environmental regulations, the failure to comply with present or future regulations could result in fines being imposed on the Company, suspension of production or a cessation of operations. While the Company has not experienced any materially adverse effects on its operations from governmental regulations, there can be no assurance that changes in such regulations will not require the Company to acquire costly equipment or to incur other significant expenses to comply with environmental regulations. Any failure by the Company to control the use of or adequately restrict the discharge of hazardous substances could subject it to future liabilities. There can be no assurance that environmental problems will not occur in the future which could subject the Company to future costs or liabilities.

Employees

     As of April 26, 1998, the Company had 2,153 employees, including 1,555 in manufacturing, 277 in research and development, 196 in sales and marketing and 125 in finance and administration. Approximately 41% of the Company's employees work at the final test facilities located in Kaohsiung, Taiwan and Chachoengsao, Thailand. No employees in the U.S. or Thailand are represented by a labor organization. All employees in the Kaohsiung facility, except for certain management employees, are represented by a labor organization. The Company has never had a work stoppage and believes that its employee relations are good.

Executive Officers

     The following sets forth certain information regarding the Company's executive officers as of April 26, 1998:

     Name                     Age                        Position
     ----                     ---                        --------
Steve Sanghi                  42         Chairman of the Board, President and Chief Executive Officer
Timothy B. Billington         55         Vice President, Manufacturing Operations
C. Philip Chapman             44         Vice President, Chief Financial Officer and Secretary
George P. Rigg                58         Vice President, Advanced Microcontroller and Systems Group
Mitchell R. Little            45         Vice President, Americas Sales

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

     Mr. Rigg has served as Vice President, Advanced Microcontroller and Systems Group since March, 1997. From November, 1995 to March, 1997 he served as Vice President, Advanced Microcontroller and Technology Division. From June, 1989 to November, 1995, he served as Vice President, Logic Products Division. Mr. Rigg holds a B.S. degree in Physics from Manchester University, England.

     Mr. Little has served as Vice President, Americas Sales since April, 1998. From November, 1995 to April, 1998 he served as Vice President, Standard Microcontroller and ASSP Division. From September, 1993 to November, 1995, he served as Vice President, Memory Products and ASSP Division. Prior to his appointment as Vice President, Mr. Little served as Division Director for the Company's Memory Products Division from July, 1991 to September, 1993, and as Director of Memory Marketing from November, 1989 to July, 1991. Mr. Little holds a BSET from United Electronics Institute.

Item 2.   PROPERTIES

     The Company's current headquarters, research and development center and one of its U.S wafer fabrication facilities are located in three buildings totaling approximately 242,000 square feet situated on a 77-acre parcel of land in Chandler, Arizona. A second U.S. manufacturing site consisting of a wafer fabrication facility, office and warehouse facilities and a development systems center, totaling approximately 253,000 square feet, is situated on a 22-acre parcel of land in Tempe, Arizona. The Chandler and Tempe facilities are owned by the Company. Company-owned final test facilities are located in Taiwan and Thailand. The Taiwan operations are housed in a three-story, 88,700 square foot building located in the Kaohsiung Export Processing Zone in Kaohsiung, Taiwan, Republic of China. The Taiwan building is owned by the Company's Taiwan subsidiary and is located on land that is leased to the Company pursuant to leases from the Taiwan government expiring in December, 1998 and 2002. The Company intends to renew the lease that expires in December, 1998. The Company's Thailand final test operations are housed in a 150,000 square foot facility located in the Alphatechnopolis Industrial Park in Chachoengsao, Thailand, near Bangkok. The Thailand facility, owned by the Company's Thailand subsidiary, is situated on land to which the Company expects to acquire title by the end of fiscal 1999, in accordance with an agreement between the Company and the land owner. The Company leases space for 20 Technical Support Centers in San 8

Jose and Los Angeles, California; Dallas, Texas; Dayton, Ohio; Chicago, Illinois; Atlanta, Georgia; Boston, Massachusetts; New York, New York; as well as Toronto, Tokyo, London, Munich, Paris, Milan, Taipei, Seoul, Singapore, Hong Kong, Shanghai and Bangalore, India. The Company's aggregate monthly rental payments for its facilities are approximately $107,000.

     The Company currently believes that its existing facilities will be adequate to meet its requirements for the next 12 months.

Item 3.   LEGAL PROCEEDINGS

     In the ordinary course of its business, the Company is involved in a limited number of legal actions, both as plaintiff and defendant, and could incur uninsured liability in any one or more of them. Although the outcome of these actions is not presently determinable, the Company believes that the ultimate resolution of these matters will not have a material adverse effect on the Company's results of operations or financial conditions. The Company could also be subject to future litigation if it is unable to resolve pending intellectual property and technology licensing discussions. The Company is currently the defendant in one case regarding intellectual property and has commenced litigation against other companies for alleged infringement of the Company's intellectual property rights. The Company does not expect these matters will have a material adverse effect on its business or results of operation. However, the failure to obtain necessary licenses or other rights, or litigation arising out of infringement claims, could have a material adverse effect on the Company's business and results of operations. Litigation relating to the semiconductor industry is not uncommon, and the Company is, and from time to time, has been, subject to such litigation. No assurances can be given with respect to the extent or outcome of any such litigation in the future.

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

     Microchip Technology Incorporated v. Lucent Technologies Inc. (District of Arizona, CIV97-1502 PHX EHC) On January 13, 1998, the Company finalized a settlement in its patent litigation with Lucent Technologies Inc. and the case was dismissed on January 30, 1998. In connection with this settlement, the Company recorded a $5 million charge during the quarter ended December 31, 1997. See "Item 5 - Market For Registrant's Common Equity and Related Stockholder Matters," below, and Note 2 to the Consolidated Financial Statements.

Item 4.   SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's security holders during the fourth quarter of fiscal 1998.

                                     PART II

Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is traded on the Nasdaq National Market under the symbol "MCHP." The Company's Common Stock has been quoted on the Nasdaq National Market since March 19, 1993. The following table sets forth the quarterly high and low closing prices of the Common Stock as reported by the Nasdaq National Market for the last two years, adjusted to reflect a 3-for-2 stock split effected in January, 1997:

           Fiscal 1998         High         Low                 Fiscal 1997         High         Low
           -----------         ----         ---                 -----------         ----         ---
         First Quarter        $36.25        $29.00            First Quarter        $19.50       $14.67
         Second Quarter        48.88         29.88            Second Quarter        25.67        14.00
         Third Quarter         48.38         26.94            Third Quarter         34.84        23.34
         Fourth Quarter        31.88         21.00            Fourth Quarter        39.50        25.00

     On May 22, 1998, the closing sale price for the Company's Common Stock was $27.125 per share. As of such date, there were approximately 515 holders of record of the Company's Common Stock. This figure does not reflect beneficial ownership of shares held in nominee names.

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

     As of January 13, 1998 and in connection with the settlement of patent infringement litigation, the Company issued a warrant to acquire 300,000 shares of Common Stock at $25.25 per share. The warrant is currently fully exercisable and expires on June 30, 2001. The issuance of the warrant was deemed exempt from registration under the Securities Act of 1933, as amended, in reliance on
Section 4(2) of such Act. See "Item 3, Legal Proceedings," above and Note 2 to the Consolidated Financial Statements.

Item 6.   SELECTED FINANCIAL DATA

     The following selected consolidated financial data for the five-year period ended March 31, 1998 should be read in conjunction with the Company's Consolidated Financial Statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 of this report. The Company's consolidated income statement data for each of the years in the three year period ended March 31, 1998, and the balance sheet data as of March 31, 1998 and 1997, are derived from the audited consolidated financial statements of the Company, included in Item 8 of this report.

                                                            Year Ended March 31,
                                           1998        1997         1996         1995         1994
                                           -------------------------------------------------------
(in thousands, except per share data)
Income Statement Data:
Net sales ...........................   $ 396,894   $ 334,252    $ 285,888    $ 207,961    $ 138,742
Cost of sales .......................     199,538     167,330      137,708      101,039       73,765
Research and development ............      38,362      32,073       27,517       20,746       13,840
Selling, general and administrative .      67,549      56,248       48,903       36,975       26,933
Special charges .....................       5,000       7,544       11,448         --           --
Operating income ....................      86,445      71,057       60,312       49,201       24,204
Interest income (expense), net ......       1,505      (1,852)        (947)        (881)        (593)
Other income, net ...................         217         288          569          808          522
Income before income taxes ..........      88,167      69,493       59,934       49,128       24,133
Provision for income taxes ..........      23,799      18,361       16,182       12,829        4,974
Net income ..........................   $  64,368   $  51,132    $  43,752    $  36,299    $  19,159
Basic net income per share ..........   $    1.21   $   0. 99    $    0.86    $    0.76    $    0.44
Diluted net income per share ........   $    1.14   $    0.94    $    0.80    $    0.70    $    0.42
Basic common shares outstanding .....      53,376      51,569       50,750       47,525       43,446
Diluted common shares outstanding ...      56,313      54,683       54,533       51,641       46,155
                                                               As of March 31,
                                           1998        1997         1996         1995         1994
                                           -------------------------------------------------------
Balance Sheet Data:
Working capital .....................   $  55,171   $  91,176    $  55,855    $  71,307    $  53,584
Total assets ........................     524,743     428,092      358,187      249,480      151,425
Long-term obligations, less current
portion .............................       8,768       5,999       33,250       15,340       14,424
Stockholders' equity ................     367,308     316,584      219,632      161,825       87,864

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     The following table sets forth certain operational data as a percentage of net sales for the years indicated:

                                                    Year Ended March 31,
                                                 1998      1997      1996
                                                 ------------------------

       Net sales .........................      100.0%    100.0%    100.0%
       Cost of sales .....................       50.3%     50.1%     48.2%
                                                 ----      ----      ----
       Gross profit ......................       49.7%     49.9%     51.8%
       Research and development ..........        9.7%      9.6%      9.6%
       Selling, general and administrative       17.0%     16.8%     17.0%
       Special charges ...................        1.2%      2.2%      4.0%
                                                 ----      ----      ----
       Operating income ..................       21.8%     21.3%     21.1%
                                                 ====      ====      ====

       Net Sales

    Microchip's net sales of $396.9 million in fiscal 1998 increased by $62.6 million, or 18.7%, over fiscal 1997 and net sales of $334.3 million in fiscal 1997 increased by $48.4 million, or 16.9%, over fiscal 1996.

    The Company's family of 8-bit microcontrollers represents the largest component of Microchip's total net sales. Microcontrollers and associated application development systems accounted for 66%, 64% and 59% of total net sales in fiscal 1998, 1997 and 1996, respectively. A related component of the Company's product sales consists primarily of Serial EEPROM memories which accounted for 34%, 36% and 41% of net sales in fiscal 1998, 1997 and 1996, respectively.

    The Company's net sales in any given quarter are dependent upon a combination of orders received in that quarter for shipment in that quarter ("turns orders") and shipments from backlog. The Company has emphasized its ability to respond quickly to customer orders as part of its competitive strategy. This strategy, combined with current industry conditions, results in customers placing orders with short delivery schedules. The Company experienced increasing turns orders as a portion of the Company's business in fiscal 1998, as compared to fiscal 1997, which reduced the Company's visibility in projecting net sales levels. Because turns orders are difficult to predict, there can be no assurance that the combination of turns orders and shipments from backlog in any quarter will be sufficient to achieve growth in net sales. If the Company does not achieve a sufficient level of turns orders in a particular quarter, the Company's revenues and operating results would be adversely affected.

     The Company's overall average selling prices for its microcontroller products have remained relatively constant, while average selling prices of its memory products have declined over time. During fiscal 1998, the Company continued to experience increased pricing pressure on its memory products primarily due to the less proprietary nature of these products and increased competition, and expects this to continue in the future. While average selling prices for microcontrollers have remained relatively constant, the Company has experienced, and expects to continue to experience, increasing pricing pressure in certain microcontroller product lines, due primarily to competitive conditions. The Company has been able to maintain average selling prices by continuing to introduce new products with more features and higher prices, thereby offsetting price declines in older products. There can be no assurance that average selling prices for the Company's microcontroller or other products can be maintained due to increased pricing pressure in the future. An increase in pricing pressure could adversely affect the Company's operating results.

    The foregoing statements regarding turns orders, average selling prices and pricing pressures are forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbors created thereby. Actual results could differ materially because of the following factors, among others: the level of orders that are received and can be shipped in a quarter; inventory, mix and timing of customer orders; competition and competitive pressures on pricing and product availability; customers' inventory levels, order patterns and seasonality; the cyclical nature of both the semiconductor industry and the markets addressed by the Company's products; market acceptance of the products of both the Company and its customers; demand for the Company's products, fluctuations in production yields, production efficiencies and overall capacity utilization; changes in product mix; and absorption of fixed costs, labor and other fixed manufacturing costs.

    Several Asian countries have recently experienced economic difficulties including high rates of loan defaults, business failures and currency devaluations. During the quarters ended December 31, 1997 and March 31, 1998, the Company experienced weakness in the expected level of turns orders and net sales related to its business in Asia. During the fourth fiscal quarter of fiscal 1998, shipments to Asia were lower than the preceding quarter by approximately 30%. The Company derives a substantial portion of its net sales from customers in Asia and there can be no assurance that such economic difficulties will not continue to adversely affect the Company's operating results in future periods.

    Foreign sales represented 68%, 66% and 65% of net sales in fiscal 1998, 1997 and 1996, respectively. The Company's foreign sales have been predominantly in Asia and Europe which the Company attributes to the manufacturing strength in those areas for consumer, automotive, office automation, communications and industrial products. The majority of foreign sales are U.S. Dollar denominated. The Company has entered into and, from time to time, will enter into hedging transactions in order to minimize exposure to currency rate fluctuations. Although none of the countries in which the Company conducts significant foreign operations have had a highly inflationary economy in the last five years, there is no assurance that inflation rates or fluctuations in foreign currency rates in countries where the Company conducts operations will not adversely affect the Company's operating results in the future.

      Additional Factors Affecting Operating Results

    The Company believes that future growth in net sales of its 8-bit family of microcontroller products and related memory products will depend largely upon the Company's success in having its current and new products designed into high-volume customer applications. Design wins typically precede the Company's volume shipment of products for such applications by 15 months or more. The Company also believes that shipment levels of its proprietary application development systems are an indicator of potential future design wins and microcontroller sales. The Company continued to achieve a high volume of design wins and shipped increased numbers of application development systems in fiscal 1998 compared to previous fiscal years. There can be no assurance that any particular development system shipment will result in a product design win or that any particular design win will result in future product sales.

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

      Gross Profit

    The Company's gross profit was $197.3 million, $166.9 million and $148.2 million in fiscal 1998, 1997 and 1996, respectively. Gross profit as a percent of sales was 49.7%, 49.9% and 51.8% in fiscal 1998, 1997 and 1996, respectively. The gross profit percentage in fiscal years 1998 and 1997 was down from the fiscal 1996 level, primarily as a result of reduced 5-inch wafer production at one of the Company's wafer fabrication facilities and increased pricing pressure on its non-volatile memory products. The Company is continuing the process of transitioning products to smaller geometries and to larger wafer sizes to reduce future manufacturing costs. Eight-inch wafer production commenced at the Tempe wafer fabrication facility in early fiscal 1998 and the Company is continuing the transitioning of products to its 0.7 micron process. The Company expects that 25% of its products will come from 8-inch wafers during fiscal 1999. The Company anticipates that its cost of sales and gross product margins will fluctuate over time, driven primarily by the product mix of 8-bit microcontroller products and related memory products, manufacturing yields, wafer fab loading levels and competitive and economic conditions.

    The foregoing statements relating to anticipated gross margins, cost of sales, 8-inch wafer production, and the transition to higher yielding manufacturing processes are forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbors created thereby. Actual results could differ materially because of the following factors, among others: fluctuations in production yields, production efficiencies and overall capacity utilization; cost and availability of raw materials; absorption of fixed costs, labor and other direct manufacturing costs; the timing and success of manufacturing process transition; changes in product mix; competitive pressures on prices; and other economic conditions.

    In the quarter ended June 30, 1997, the Company changed its method of accounting for inventories from the last-in, first-out (LIFO) method to the first-in, first-out (FIFO) method. The change did not have a material effect on the results of operations. The FIFO method is the predominant accounting method used in the semiconductor industry. Prior to this change, the Company's inventory costs did not differ significantly under the two methods. Prior period results of operations have not been restated for this change as the impact is not material.

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

     The Company's reliance on facilities in Taiwan, Thailand, the Philippines and other foreign countries, and maintenance of substantially all of its finished goods in inventory overseas, entails certain political and economic risks, including political instability and expropriation, supply disruption, currency controls and exchange fluctuations, as well as changes in tax laws, tariff and freight rates. Microchip currently employs the Alphatec Electronics Public Company Limited group of companies ("Alphatec") headquartered in Bangkok, Thailand for a significant portion of its product assembly volume. While Alphatec's assembly operations have performed reliably for the Company for several years, Alphatec has experienced financing issues in connection with some of its joint ventures involving semiconductor fabrication facilities in Thailand. Such financing difficulties have not impacted Alphatec's assembly facilities nor its provision of services to the Company. However, there can be no assurance that assembly operations will not be affected in the future. Microchip currently has second sources for product assembly for most of its package types and can shift additional wafer output to other factories, if necessary. However, there can be no assurance that such action would not result in short-term disruption including possible temporary product shortages. The Company has not experienced any significant interruptions in its foreign business operations to date. Nonetheless, the Company's business and operating results could be adversely affected if foreign operations or international air transportation were disrupted.

    Research and Development

    The Company is committed to continued investment in new and enhanced products, including its development systems software and in its design and manufacturing process technology, which are significant factors in maintaining the Company's competitive position. The dollar investment in research and development increased 20% in fiscal 1998 over fiscal 1997, and 17% in fiscal 1997 over fiscal 1996. The Company will continue to invest in research and development in the future, including an investment in process and product development associated with the capacity expansion of the Company's fabrication facilities.

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

      Selling, General and Administrative

      The Company increased its level of investment in selling, general and administrative costs to $67.5 million, $56.2 million and $48.9 million for fiscal years 1998, 1997 and 1996, respectively. The increased costs reflect the requirement to invest in incremental worldwide sales and technical support resources to promote the Company's embedded control products.

      Other Income (Expense)

     Interest income in fiscal 1998 increased over fiscal 1997 and 1996 as a result of increased invested cash balances, resulting from completion of an equity offering in February, 1997. Interest expense in fiscal 1998 decreased over fiscal 1997 and 1996 due to reductions in borrowing levels associated with the Company's capital equipment additions. Other income represents numerous immaterial non-operating items. The Company's interest expense could increase in fiscal 1999 if the Company increases its borrowings and interest expense would be adversely impacted by increased interest rates.

      Provision for Income Taxes

    Provisions for income taxes reflect tax on foreign earnings and federal and state tax on U.S. earnings. The Company had an effective tax rate of 27.0%, 26.4% and 27.0% for the years ended March 31, 1998, 1997 and 1996, respectively, due primarily to lower tax rates at its foreign locations. The Company believes that its tax rate for the foreseeable future will be approximately 27%. The foregoing statement regarding the Company's anticipated future tax rate is a forward-looking statement within the meaning of section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, as amended, and is subject to the safe harbors created thereby. Actual results could differ materially because of the following factors, among others: current tax laws and regulations, taxation rates in geographic regions where the Company has significant operations; and current tax holidays available in foreign locations.

    Year 2000 Conversion

    The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the year, thus rendering them incapable of properly managing and manipulating data that includes 21st century dates. The Company is currently installing business and financial systems to replace existing software systems to address the Year 2000 compliance issue. The Company is also currently reviewing other aspects of its computer systems, including manufacturing and product development areas. Microchip's products, for the most part, involve hardware integrated circuit devices manufactured by Microchip which, subsequent to their sale, are combined with proprietary application firmware by Microchip's customers. Thus, Microchip believes that its products have no inherent date sensitive features. At this time management is not able to assess the cost of Year 2000 compliance. The Company does not anticipate that the Year 2000 will pose significant operating problems. However, delays in the implementation of new information systems, or a failure to fully identify and resolve all Year 2000 deficiencies in the Company's systems could have a material adverse effect on the Company's future results of operations.

      Liquidity and Capital Resources

    The Company had $32.2 million in cash and cash equivalents at March 31, 1998, a decrease of $10.8 million from the March 31, 1997 balance. The Company has an unsecured line of credit with a syndicate of domestic banks totaling $90.0 million. Borrowings under the domestic line of credit as of March 31, 1998 were $7.0 million. The domestic line of credit requires the Company to achieve certain financial ratios and operating results. The Company was in compliance with these covenants at March 31, 1998. The Company also has an unsecured short term line of credit totaling $19.8 million with certain foreign banks. Borrowings under the foreign line of credit as of March 31, 1998 were $16.0 million. There are no covenants related to the foreign line of credit.

    At March 31, 1998, an aggregate of $86.8 million of these facilities was available, subject to financial covenants and ratios with which the Company was in compliance. The Company's ability to fully utilize these facilities is dependent on the Company remaining in compliance with such covenants and ratios.

    During the year ended March 31, 1998, the Company generated $136.5 million of cash from operating activities, an improvement of $59.0 million from the year ended March 31, 1997 and an improvement of $63.1 million from the year ended March 31, 1996. The improvement in cash flow from operations was primarily due to increased profitability, the impact of changes in accounts payable, accrued expenses and accounts receivable and an increase in depreciation expense.

    The Company's level of capital expenditures varies from time to time as a result of actual and anticipated business conditions. Capital expenditures in the years ended March 31, 1998, 1997 and 1996 were $145.3 million, $79.0 million and $115.8 million, respectively. Capital expenditures were primarily for the expansion of production capacity and the addition of research and development equipment in each of these periods. The Company currently intends to spend approximately $55.0 million during the next 12 months for additional capital equipment to increase capacity at its existing wafer fabrication facilities and to expand product test operations. The Company expects capital expenditures will be financed by cash flow from operations, available debt arrangements and other sources of financing. The Company believes that the capital expenditures anticipated to be incurred over the next 12 months will provide sufficient additional manufacturing capacity to meet its currently anticipated needs.

    Net cash used in financing activities was $2.1 million for the year ended March 31, 1998. Net cash provided by financing activities was $13.4 million and $27.1 million for the years ended March 31, 1997 and 1996 respectively. Proceeds from sale of stock and put options were $12.5 million, $59.5 million and $9.6 million for the years ended March 31, 1998, 1997 and 1996, respectively. Proceeds from issuance of long-term debt were $2.9 million for the year ended March 31, 1996. Payments on long term debt and capital lease obligations were $6.1 million, $5.7 million and $5.9 million for the years ended March 31, 1998, 1997 and 1996, respectively. Proceeds from lines of credit were $23.0 million and $20.5 million for the years ended March 31, 1998 and 1996 respectively. Repayments on lines of credit were $21.0 million for the year ended March 31, 1997. Cash expended for the purchase of the Company's Common Stock was $31.5 million and $19.5 million for the years ended March 31, 1998 and 1997, respectively.

    On January 30, 1998 and July 26, 1997, the Company's Board of Directors authorized the repurchase of 2,500,000 shares and 1,500,000 shares, respectively, in connection with a Common Stock repurchase plan. On July 26, 1997, the Board of Directors also authorized the Company to sell up to 750,000 put options in connection with the same plan. As of March 31, 1998 the Company has purchased 1,277,500 shares of Common Stock at an aggregate cost of $31,481,000 and has outstanding 400,000 put options at prices ranging from $29.63 to $38.81. Subsequent to March 31, 1998 the Company purchased 222,500 shares of Common Stock at an aggregate price of $6,667,000 and sold put options of 100,000 shares of Common Stock at a price of $27.50.

    Subsequent to March 31, 1998, the Company completed two transactions in connection with the stock repurchase program. April, 1998 the Company completed a costless collar transaction for 500,000 calls priced at $25.95 and 665,000 puts priced at $25.19. The expiration date of the transaction is April 23, 1999. Also in connection with the stock repurchase program, the Company completed a net share settled forward contract for 2,000,000 shares at an average price of $29.24. The expiration date of this transaction is May, 2000 with quarterly interim settlement dates as determined by the Company.

    Also subsequent to March 31, 1998 the Company's Board of Directors authorized an additional share repurchase of Common Stock of 2,000,000 shares and to sell up to 500,000 additional put options. The Company expects from time to time to purchase shares of Common Stock in connection with its authorized Common Stock repurchase plan.

    The Company believes that its existing sources of liquidity combined with cash generated from operations will be sufficient to meet the Company's currently anticipated cash requirements for at least the next 12 months. However, the semiconductor industry is capital intensive. In order to remain competitive, the Company must continue to make significant investments in capital equipment, for both production and research and development. The Company may seek additional equity or debt financing during the next 12 months for the capital expenditures required to maintain or expand the Company's wafer fabrication and product test facilities or other purposes. The timing and amount of any such capital requirements will depend on a number of factors, including demand for the Company's products, product mix, changes in industry conditions and competitive factors. There can be no assurance that such financing will be available on acceptable terms, and any additional equity financing could result in additional dilution to existing investors.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Not applicable.

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The Consolidated Financial Statements of the Company listed in the index appearing under Item 14(a)(1) hereof are filed as part of this Annual Report on Form 10-K. See also Index to Financial Statements on page F- I hereof.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information with respect to the Company's directors is incorporated herein by reference to the Company's proxy statement for the 1998 annual meeting of stockholders under the caption "Election of Directors."

     See Item I, Part I hereof under the caption "Executive Officers" for information with respect to the Company's executive officers. Information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is incorporated herein by reference to the Company's proxy statement for the 1998 annual meeting of stockholders under the caption "Section16(a) Beneficial Ownership Reporting Compliance."

Item 11.  EXECUTIVE COMPENSATION

     Information with respect to executive compensation is incorporated herein by reference to the information under the caption "Executive Compensation" in the Company's proxy statement for the 1998 annual meeting of stockholders.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information with respect to security ownership of certain beneficial owners and management of the Company is incorporated herein by reference to the information under the caption "Security Ownership of Principal Stockholders, Directors and Executive Officers" in the Company's proxy statement for the 1998 annual meeting of stockholders.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Not applicable.

                                     PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this Annual Report on Form 10-K:

                                                                        Page No.
           (1)    Financial Statements:

                  Independent Auditors' Report                            F-1

                  Consolidated Balance Sheets as of
                  March 31, 1998 and 1997                                 F-2

                  Consolidated Statements of Income for each
                  of the years in the three-year period ended
                  March 31, 1998                                          F-3

                  Consolidated Statements of Cash Flows for
                  each of the years in the three-year period
                  ended March 31, 1998                                    F-4

                  Consolidated Statements of Stockholders'
                  Equity for each of the years in the
                  three-year period ended March 31, 1998                  F-5

                  Notes to Consolidated Financial Statements              F-6


           (2) Financial Statement Schedules - Applicable schedules have been omitted because informa-tion is included in the footnotes to the Financial Statements.

           (3) The Exhibits which are filed with this report or which are incorporated herein by reference are set forth in the Exhibit Index which appears on page E-1 hereof, which Exhibit Index is incorporated herein by this reference.

     (b) No current reports on Form 8-K were filed during the quarter ended March 31, 1998.

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

                                        MICROCHIP TECHNOLOGY INCORPORATED
                                        (Registrant)


                                        By:/s/ Steve Sanghi
                                           -------------------------------------
                                           Steve Sanghi
                                           President and Chief Executive Officer

Date:    May 26, 1998

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name and Signature                      Title                          Date
------------------                      -----                          ----


/s/ Steve Sanghi               Director, President and              May 26, 1998
---------------------------    Chief Executive Officer
Steve Sanghi

Albert J. Hugo-Martinez*       Director                             May 26, 1998

Jon H. Beedle*                 Director                             May 26, 1998

L. B. Day*                     Director                             May 26, 1998

Matthew W. Chapman*            Director                             May 26, 1998

/s/ C. Philip Chapman          Vice President, Chief Financial      May 26, 1998
---------------------------    Officer and Secretary (Principal
C. Philip Chapman              Financial and Accounting Officer)

*By:/s/ Steve Sanghi           Individually and as Attorney-in-fact May 26, 1998
    -----------------------
        Steve Sanghi

                           Annual Report on Form 10-K

                   Item 8, Item 14(a)(1) and (2), (c) and (d)

                        ---------------------------------


                          INDEX TO FINANCIAL STATEMENTS

                        CONSOLIDATED FINANCIAL STATEMENTS

                                    EXHIBITS

                        ---------------------------------


                            YEAR ENDED MARCH 31, 1998

                        MICROCHIP TECHNOLOGY INCORPORATED
                                AND SUBSIDIARIES

                                CHANDLER, ARIZONA

               MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES

                   Index to Consolidated Financial Statements



                                                                     Page Number
                                                                     -----------

Independent Auditors' Report                                             F-1

Consolidated Balance Sheets
     as of March 31, 1998 and 1997                                       F-2

Consolidated Statements of Income
     for each of the years in the three-year
     period ended March 31, 1998                                         F-3

Consolidated Statements of Cash Flows
     for each of the years in the three-year
     period ended March 31, 1998                                         F-4

Consolidated Statements of Stockholders' Equity
     for each of the years in the three-year
     period ended March 31, 1998                                         F-5

Notes to Consolidated Financial Statements                               F-6

KPMG Peat Marwick LLP






                          INDEPENDENT AUDITORS' REPORT



The Board of Directors and Stockholders
Microchip Technology Incorporated:


We have audited the accompanying consolidated balance sheets of Microchip Technology Incorporated and subsidiaries as of March 31, 1998 and 1997, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the years in the three-year period ended March 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Microchip Technology Incorporated and subsidiaries as of March 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 1998, in conformity with generally accepted accounting principles.


                                        /s/ KPMG Peat Marwick LLP





Phoenix, Arizona
April 22, 1998, except as to the
   second and third paragraphs in
   note 13 which are as of May 18, 1998

               MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                      (in thousands except share amounts)

                                     ASSETS
                                                                           March  31,   March 31,
                                                                             1998         1997
                                                                           ---------    ---------
Cash and cash equivalents                                                  $  32,188    $  42,999
Accounts receivable, net                                                      56,320       61,102
Inventories                                                                   66,293       56,813
Prepaid expenses                                                               2,208        1,715
Deferred tax asset                                                            35,778       24,251
Other current assets                                                           1,802        2,656
                                                                           ---------    ---------
   Total current assets                                                      194,589      189,536

Property, plant and equipment, net                                           325,892      234,058
Other assets                                                                   4,262        4,498
                                                                           ---------    ---------

   Total assets                                                            $ 524,743    $ 428,092
                                                                           =========    =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Short-term lines of credit                                                 $  16,000    $    --
Accounts payable                                                              36,049       35,281
Current maturities of long-term debt                                           2,196        2,470
Current maturities of capital  lease obligations                               2,206        3,776
Accrued liabilities                                                           53,452       36,392
Deferred income on shipments to distributors                                  29,515       20,441
                                                                           ---------    ---------
   Total current liabilities                                                 139,418       98,360

Long-term lines of credit                                                      7,000         --
Long-term debt, less current maturities                                        1,420        3,616
Capital lease obligations, less current maturities                               348        2,383
Long-term pension accrual                                                        976          980
Deferred tax liability                                                         8,273        6,169

Commitments and Contingencies

Stockholders'  equity:

Preferred stock, $.001 par value; authorized 5,000,000 shares;
  no shares issued or outstanding                                               --           --
Common stock, $.001 par value; authorized 100,000,000 shares;
  issued 53,891,041 and outstanding 52,870,389 shares at March 31, 1998;          54           53
  issued 53,300,619 and outstanding 53,196,037 shares at March 31, 1997
Additional paid-in capital                                                   176,865      168,185
Retained  earnings                                                           214,193      149,825
Less shares of common stock held in treasury at cost; 1,020,652 shares
at March 31, 1998 and 104,582 shares at March 31, 1997                       (23,804)      (1,479)
                                                                           ---------    ---------
   Net stockholders' equity                                                  367,308      316,584

   Total liabilities and stockholders' equity                              $ 524,743    $ 428,092
                                                                           =========    =========

          See accompanying notes to consolidated financial statements

               MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME

                    (in thousands except per share amounts)

                                                   Years Ended March 31,
                                            -----------------------------------
                                              1998         1997         1996
                                            ---------    ---------    ---------


Net sales                                   $ 396,894    $ 334,252    $ 285,888
Cost of sales                                 199,538      167,330      137,708
                                            ---------    ---------    ---------
   Gross profit                               197,356      166,922      148,180


Operating expenses:
   Research and development                    38,362       32,073       27,517
   Selling, general and administrative         67,549       56,248       48,903
   Special charges                              5,000        7,544       11,448
                                            ---------    ---------    ---------
                                              110,911       95,865       87,868

Operating income                               86,445       71,057       60,312

Other income (expense):
   Interest income                              2,635        1,419        2,034
   Interest expense                            (1,130)      (3,271)      (2,981)
   Other, net                                     217          288          569
                                            ---------    ---------    ---------

Income before income taxes                     88,167       69,493       59,934

Income taxes                                   23,799       18,361       16,182
                                            ---------    ---------    ---------

Net income                                  $  64,368    $  51,132    $  43,752
                                            =========    =========    =========


 Basic net income per share                 $    1.21    $    0.99    $    0.86
                                            =========    =========    =========


 Diluted net income per share               $    1.14    $    0.94    $    0.80
                                            =========    =========    =========

Weighted average common
   shares outstanding                          53,376       51,569       50,750
                                            =========    =========    =========

Weighted average common and common
   equivalent shares outstanding               56,313       54,683       54,533
                                            =========    =========    =========

          See accompanying notes to consolidated financial statements

               MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (in thousands)

                                                                              Years Ended March  31,
                                                                       -----------------------------------
                                                                         1998         1997         1996
                                                                         ----         ----         ----
Cash flows from operating activities:

Net income                                                             $  64,368    $  51,132    $  43,752
Adjustments to reconcile net income to
net cash provided by operating
activities:
     Provision for doubtful accounts                                         638          452          634
     Provision for inventory valuation                                     2,126        1,886        7,639
     Provision for pension accrual                                         1,202        1,316        1,197
     Special charges                                                       5,000        2,483         --
     Depreciation and amortization                                        53,468       39,853       29,975
     Amortization of purchased technology                                    300          300         --
     Deferred income taxes                                                (9,423)      (3,000)      (7,402)
     Tax benefit from exercise of stock options                            5,332        5,742        4,130
     (Increase) decrease in accounts receivable                            4,144      (14,346)      (9,974)
     Increase in inventories                                             (11,606)      (2,572)     (23,565)
     Increase (decrease) in accounts payable and accrued liabilities      12,828       (3,699)      28,788
     Change in other assets and liabilities                                8,164       (1,961)      (1,815)
                                                                       ---------    ---------    ---------

Net cash provided by operating activities                                136,541       77,586       73,359
                                                                       ---------    ---------    ---------

Cash flows from investing activities:
     Capital expenditures                                               (145,301)     (79,012)    (115,845)
     Sales of marketable securities                                         --           --         13,796
                                                                       ---------    ---------    ---------

Net cash used in investing activities                                   (145,301)     (79,012)    (102,049)
                                                                       ---------    ---------    ---------

Cash flows from financing activities:

     Net proceeds from (repayments on) lines of credit                    23,000      (21,000)      20,499
     Proceeds from issuance of long-term debt                               --           --          2,926
     Payments on long-term debt                                           (2,470)      (2,734)      (2,688)
     Payments on capital lease obligations                                (3,605)      (2,948)      (3,251)
     Repurchase of common stock                                          (31,481)     (19,463)        --
     Proceeds from sale of stock and put options                          12,505       59,511        9,625
                                                                       ---------    ---------    ---------

Net cash provided by (used in) financing activities                       (2,051)      13,366       27,111
                                                                       ---------    ---------    ---------


Net increase (decrease) in cash and cash equivalents                     (10,811)      11,940       (1,579)

Cash and cash equivalents at beginning of year                            42,999       31,059       32,638
                                                                       ---------    ---------    ---------

Cash and cash equivalents at end of year                               $  32,188    $  42,999    $  31,059
                                                                       =========    =========    =========

          See accompanying notes to consolidated financial statements

               MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIAIRES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                    Common                    Common                          Net
                                             Stock and Additional         Stock held in        Retained   Stockholders'
                                                Paid-in Capital              Treasury          Earnings      Equity
(in thousands)                                Shares      Amount        Shares       Amount
-----------------------------------------------------------------------------------------------------------------------
Balance March 31, 1995                        49,955    $ 106,884         --           --      $  54,941   $ 161,825

Sale of Stock
        Exercise of stock options              1,368        5,686         --           --           --         5,686
        Employee stock purchase plan             258        3,292         --           --           --         3,292

Sale of put options                             --            647         --           --           --           647
Tax benefit from exercise of options            --          4,130         --           --           --         4,130
Unrealized holding loss                         --            240         --           --           --           240
Compensation expense                            --             60         --           --           --            60
Net income                                      --           --           --           --         43,752      43,752
-----------------------------------------------------------------------------------------------------------------------

Balance March 31, 1996                        51,581    $ 120,939         --           --      $  98,693   $ 219,632

Sale of Stock
        Public offering (net of offering
        Costs of $2,905)                       1,380       47,120         --           --           --        47,120
        Exercise of stock options              1,315        8,388         --           --           --         8,388
        Employee stock purchase plan             246        3,576         --           --           --         3,576

Purchase of treasury stock                      --           --          1,326      (19,463)        --       (19,463)
Issuance of treasury stock for the
exercise of options and purchases in
the employee stock purchase plan              (1,221)     (17,984)      (1,221)      17,984         --          --
Sale of put options, net                        --            427         --           --           --           427
Tax benefit from exercise of options            --          5,742         --           --           --         5,742
Compensation expense                            --             30         --           --           --            30
Net income                                      --           --           --           --         51,132      51,132
-----------------------------------------------------------------------------------------------------------------------

Balance March 31, 1997                        53,301    $ 168,238          105    $  (1,479)   $ 149,825   $ 316,584

Sale of Stock
        Exercise of stock options                778        5,972         --           --           --         5,972
        Employee stock purchase plan             173        4,318         --           --           --         4,318

Purchase of treasury stock                      --           --          1,277      (31,481)        --       (31,481)
Issuance of treasury stock for the
exercise of options and purchases in
the employee stock purchase plan                (361)      (9,156)        (361)       9,156         --          --
Sale of put options, net                        --          2,215         --           --           --         2,215
Tax benefit from exercise of options            --          5,332         --           --           --         5,332
Net income                                      --           --           --           --         64,368      64,368
-----------------------------------------------------------------------------------------------------------------------

Balance March 31, 1998                        53,891    $ 176,919        1,021    $ (23,804)   $ 214,193   $ 367,308
=======================================================================================================================

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

         Cash and Cash Equivalents
         All highly liquid investments including marketable securities purchased with an original maturity of three months or less are considered to be cash equivalents. At March 31, 1997, the Company had classified marketable securities of $25,964,000, with a maturity of less than three months as cash and cash equivalents. There were no marketable securities at March 31, 1998.

         Inventories
         Inventories are valued at the lower of cost or market using the first-in, first-out (FIFO) method.

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

         Computation of Net Income per Share
         In 1997, the Financial Accounting Standards Board issued SFAS No. 128, Earnings per Share ("SFAS No. 128"). SFAS No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where appropriate restated, to conform to the SFAS No. 128 requirements.

         Impairment of Long-Lived Assets
         The Company records impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount.

         Stock Option Plans
         Prior to April 1, 1996, the Company accounted for its stock option plans in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense would be recorded, only if, on the date of grant, the current market price of the underlying stock exceeded the exercise price. On April 1, 1996, the Company adopted SFAS No. I23, Accounting for Stock-Based Compensation, which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in fiscal 1996 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

         Use of Estimates
         The Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

         Reclassifications
         Certain 1997 and 1996 fiscal year balances have been reclassified to conform to the fiscal year 1998 presentation.

2.       SPECIAL CHARGES
         ---------------

         Legal Settlement With Lucent Technologies Inc.
         On January 13, 1998, the Company finalized a settlement of its patent litigation with Lucent Technologies Inc. resulting in the Company recording a $5 million special charge during the quarter ended December 31, 1997. Under the terms of the settlement, Microchip made a one-time cash payment to Lucent and issued to Lucent warrants to acquire 300,000 shares of Common Stock of the Company priced at $25.25 per share. The terms of the settlement also provide for the Company to make a contingent payment to Lucent if the Company's earnings per share performance for the three and one-half year period ending June 30, 2001 does not meet certain targeted levels. It is currently anticipated that any contingent payment required under the terms of the settlement would be expensed in the period the amount is determined.

         Acquisitions
         ------------

         Keeloq(R) Hopping Code
         On November 17, 1995, the Company acquired the Keeloq(R) hopping code technology and patents developed by Nanoteq Ltd. of the Republic of South Africa, and the marketing rights related thereto (the "Keeloq Acquisition"). The Keeloq Acquisition was treated as an asset purchase for accounting purposes. The amount paid for the Keeloq Acquisition, including all related costs, was $12,948,000. The Company has written off a substantial portion of the purchase price that relates to in-process research and development costs, which is consistent with the Company's ongoing treatment of research and development costs, as well as all Keeloq Acquisition-related costs. The special charge associated with the Keeloq Acquisition was $11,448,000, with the balance treated as purchased technology and amortized on a straight line basis over five years. Under the terms of the Keeloq Acquisition, the Company agreed to a secondary payment which will be determined by a formula based on the net sales and gross margin results of the division for the six month period ended December 31, 1998. Any such secondary payment is based on future performance and is currently not determinable. It is currently anticipated that any such payment would be expensed in the quarter the amount is determined. The impact of the Keeloq Acquisition to the Company's reported financial position and results of operations is immaterial, therefore, pro-forma information illustrating the combined results after the Keeloq Acquisition has not been provided.

         ASIC Technical Solutions
         On June 25, 1996, the Company acquired ASIC Technical Solutions, Inc., a fabless provider of quick turn gate array devices (the "ASIC Acquisition"). The ASIC Acquisition was treated as a purchase for accounting purposes. The amount paid for the ASIC Acquisition and related costs was $1,750,000. As part of the ASIC Acquisition, the
         Company allocated a substantial portion of the purchase price to in-process research and development costs, which is consistent with the Company's on-going treatment of research and development costs. The total special charge associated with the ASIC Acquisition was $1,575,000, with the balance treated as purchased technology related to current products and amortized over five years. The impact of the ASIC Acquisition to the Company's reported financial position and results of operations is immaterial, therefore, pro-forma information illustrating the combined results after the ASIC Acquisition has not been provided.

         Restructuring Charges
         During the quarter ended June 30, 1996, primarily in response to inventory correction activities at the Company's customers, the Company implemented a series of actions to reduce production capacity, curtail the growth of inventories and reduce operating expenses. These actions included delaying capital expansion plans and deferring capital spending, a 15% production cutback in wafer fabrication, a headcount reduction in early April, 1996 representing approximately 3% of the Company's worldwide employees, and a two-week wafer fab shut down in early July, 1996. As a result of these actions, the Company recorded a pre-tax special charge of $5,969,000 in the quarter ended June 30, 1996 to cover costs primarily related to idling part of the Company's 5-inch wafer fab capacity, paying continuing expenses during the wafer fabrication facility shutdown and paying severance costs associated with the April, 1996 headcount reduction.

3.       CONTINGENCIES
         -------------

         The Company is subject to lawsuits and other claims arising in the ordinary course of its business. In the Company's opinion, based on consultation with legal counsel, as of March 31, 1998, the effect of such matters will not have a material adverse effect on the Company's financial position.

4.       ACCOUNTS RECEIVABLE
         -------------------

         Accounts receivable consists of the following (amounts in thousands):

                                                        March 31,
                                                     1998      1997
                                                   -----------------
            Trade accounts receivable              $57,922   $62,165
            Other                                      790     1,031
                                                   -----------------

                                                    58,712    63,196

            Less allowance for doubtful accounts     2,392     2,094
                                                   -----------------

                                                   $56,320   $61,102
                                                   =================

5.       INVENTORIES
         -----------

         The components of inventories are as follows (amounts in thousands):

                                                         March 31,
                                                      1998      1997
                                                    -----------------
           Raw materials                            $ 5,795   $ 3,365
           Work in process                           40,000    44,813
           Finished goods                            30,021    16,966
                                                    -----------------

                                                     75,816    65,144

           Less allowance for inventory valuation     9,523     8,331
                                                    -----------------

                                                    $66,293   $56,813
                                                    =================

         In the quarter ended June 30, 1997, the Company changed its method of accounting for inventories from the last-in, first-out (LIFO) method to the first-in, first-out (FIFO) method. The change did not have a material effect on the results of operations. The FIFO method is the predominant accounting method used in the semiconductor industry. Prior to this change, the Company's inventory costs did not differ significantly under the two methods. Prior period results of operations have not been restated for this change as the impact is not material.

6.       PROPERTY, PLANT AND EQUIPMENT
         -----------------------------

         Property, plant and equipment consists of the following (amounts in thousands):

                                                       March 31,
                                                    1998       1997
                                                 -------------------

            Land                                 $ 11,749   $ 10,837
            Building and building improvements     59,725     51,796
            Machinery and equipment               322,624    218,284
            Projects in process                    82,528     52,608
                                                 --------   --------

                                                  476,626    333,525
            Less accumulated depreciation
              and amortization                    150,734     99,467
                                                 --------   --------

                                                 $325,892   $234,058
                                                 ========   ========

7.       LONG-TERM DEBT
         --------------

         Long-term debt consists of borrowings (denominated in U.S. Dollars) from three Taiwan financial institutions, secured by equipment financed thereby. Interest rates are at the Singapore Interbank Offering Rate (SIBOR) (5.69% at March 31, 1998) plus 0.75% and at the London Interbank Offering Rate (LIBOR) (5.69% at March 31, 1998) plus .75%. The weighted average interest rate on these borrowings was 5.89% at March 31, 1998. Payments, including interest, are due semi-annually through September 15, 2000. The aggregate annual maturities of long term debt as of March 31, 1998 are $2,196,000, $1,147,000 and $273,000
         for the years ending March 31, 1999, 2000 and 2001, respectively.

         The Company has an unsecured line of credit with a syndicate of U.S. banks for up to $90,000,000, bearing interest at the LIBOR plus .325% expiring in October, 2000. At March 31, 1998 the Company had utilized $7,000,000 of this line of credit. At March 31, 1997 there were no borrowings against the line of credit. The agreement between the Company and the syndicate of banks requires the Company to achieve certain financial ratios and operating results. The Company was in compliance with these covenants as of March 31, 1998.

         The Company has an additional unsecured line of credit with various Taiwan financial institutions for up to $19,750,000 (U.S. Dollar equivalent). These borrowings are predominantly denominated in New Taiwan Dollars, bearing interest at SIBOR plus .75% and expiring on various dates through November, 1998. At March 31, 1998 the Company had utilized $16,000,000 of this line of credit.

8.       EMPLOYEE BENEFIT PLANS
         ----------------------

         The Company maintains a contributory profit-sharing plan for a majority of its domestic employees meeting certain service requirements. The plan qualifies under Section 401(k) of the Internal Revenue Code, and allows employees to contribute up to 15% of their compensation, subject to maximum annual limitations prescribed by the Internal Revenue Service. Company contributions to the plan were at the discretion of the Board of Directors until January 1, 1997, when the employer match was revised to provide for a fixed and discretionary component. The Company shall make a matching contribution of up to 25% of the first 4% of the participant's eligible compensation and may award up to an additional 25% under the discretionary match. All matches are provided on a quarterly basis and require the participant to be an active employee at the end of each quarter. For the fiscal years ended March 31, 1998, 1997 and 1996, the Company contributions to the plan totaled $525,000, $452,000 and $407,000, respectively.

         The Company's Employee Stock Purchase Plan (the "Purchase Plan") allows eligible employees of the Company to purchase shares of Common Stock at semi-annual intervals through periodic payroll deductions. The purchase price per share, in general, will be 85% of the lower of the fair market value of the Common Stock on the participant's entry date into the offering period or 85% of the fair market value on the semi-annual purchase date. As of March 31, 1998, 312,772 shares were available for issuance under the Purchase Plan. Since the inception of the Purchase Plan, 3,306,000 shares of Common Stock have been reserved for issuance under the Purchase Plan. During fiscal 1995, a purchase plan was adopted for employees in non-U.S. locations. The plan allows for the purchase price per share to be 100% of the lower of the fair market value of the Common Stock on the beginning or end of the semi-annual purchase plan period.

         Effective January 1, 1997, the Company adopted a non-qualified deferred compensation arrangement. This plan is unfunded and is maintained primarily for the purpose of providing deferred compensation for a select group of management as defined in ERISA Sections 201, 301 and
         401. There are no Company matching contributions with respect to this plan.

         Substantially all employees in foreign locations are covered by a statutory pension plan. Contributions are accrued based on an actuarially determined percentage of compensation and are funded in amounts sufficient to meet statutory requirements. Pension expense amounted to $1,202,000, $1,316,000 and $1,197,000 for the years ended
         March 31, 1998, 1997 and 1996, respectively.

         The Company has an incentive compensation plan which provides for awards, based on a percentage of base salary, from an incentive pool created from operating profits of the Company, at the discretion of the Board of Directors. During the years ended March 31, 1998, 1997 and 1996, $1,851,000, $2,064,000 and $1,357,000, respectively, was charged against operations for this plan.

         The Company also has a plan which provides a cash bonus based on the operating profits of the Company for all employees, at the discretion of the Board of Directors. During the years ended March 31, 1998, 1997 and 1996, $1,746,000, $1,373,000 and $1,025,000, respectively, was charged against operations for this plan.

9.       STOCK OPTION PLANS
         ------------------

         Under the Company's stock option plans (the "Plans"), key employees, non-employee directors and consultants may be granted incentive stock options or non-statutory stock options to purchase shares of Common Stock at a price not less than 100% of the fair value of the option shares on the grant date. Options granted under the Plans vest over the period determined by the Board of Directors at the date of grant, at periods ranging from one year to four years.

         At March 31, 1998 there were 4,887,709 shares available for grant under the Plans. The per share weighted-average fair value of stock options granted under the Plans for the years ended March 31, 1998, 1997 and 1996 was $15.61, $9.66 and $13.22, respectively, based on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                               Years Ended March 31,
                                             1998      1997       1996
                                             -------------------------

            Expected life (years)           3.64       3.50       3.50
            Risk-free interest rate         5.75%      6.25%      6.25%
            Volatility                        62%        60%        60%
            Dividend yield                     0%         0%         0%


         Under the Plans, 18,897,476 shares of Common Stock had been reserved for issuance since the inception of the Plans.

         The stock option activity is as follows:


                                                Options Outstanding
                                    Shares       Weighted Average Exercise Price
                                 -----------------------------------------------
  Outstanding at March 31, 1995   7,110,672                $    7.76

  Granted                           981,833                    23.77
  Exercised                      (1,367,832)                    4.01
  Canceled                         (177,366)                   10.86
                                 ----------

  Outstanding at March 31, 1996   6,547,307                    10.88

  Granted                         2,092,952                    17.74
  Exercised                      (1,314,977)                    6.16
  Canceled                         (967,610)                   21.28
                                 ----------

  Outstanding at March 31, 1997   6,357,672                $   12.50

  Granted                         1,631,821                    27.80
  Exercised                        (778,418)                    7.72
  Canceled                       (1,006,781)                   25.99
                                 ----------

  Outstanding at March 31, 1998   6,204,294                $   14.84
                                 ==========

         The following table summarizes information about the stock options outstanding at March 31, 1998:

                                                Weighted
                                                Average            Weighted                     Weighted
         Range                     Options      Remaining          Average         Options      Average
         Exercise Prices           Outstanding  Contractural Life  Exercise Price  Exercisable  Exercise Price
         ---------------           -----------  -----------------  --------------  -----------  --------------
         $  0.0300 - $  2.4070       423,506          4.64          $  1.80        423,478         $  1.80
         $  3.9630 - $  7.1110     1,322,632          5.47          $  7.09      1,322,632         $  7.09
         $  7.5930 - $ 13.7220     1,436,296          6.28          $ 13.50        583,262         $ 13.21
         $ 14.5550 - $ 16.8330       953,292          8.15          $ 16.71         59,867         $ 15.68
         $ 17.0000 - $ 21.5000     1,257,033          8.77          $ 19.02        182,759         $ 18.03
         $ 22.5000 - $ 45.6250       811,535          8.57          $ 27.97         53,829         $ 25.93
                                     -------          ----          -------         ------         -------

         $   0.0300 - $ 45.6250    6,204,294          7.09          $ 14.84      2,625,827         $  8.94
                                   =========          ====          =======      =========         =======

         At March 31,  1998 and 1997,  the  number of  options  exercisable  was
         2,625,827  and  2,208,808,   respectively,   and  the  weighted-average
         exercise price of those options was $8.94 and $6.60, respectively.

         On March 2, 1998, the Board of Directors of the Company approved an option exchange program for options priced in excess of $25.00. Excluding executive officers, corporate officers and directors, employees who were issued stock options in this category and who were active employees on March 2, 1998, could elect to keep their options to buy Common Stock at the original grant price or elect to exchange such options for options priced at $21.50 per share, the fair market value of the Company's Common Stock on March 9, 1998. If the employee elected to exchange the options for options priced at $21.50 per share, the vesting commencement date was extended by 90 days from the original vesting date. There were 534,522 shares exchanged under the option exchange program.

         For certain options granted, the Company recognized as compensation expense the excess of the deemed value for accounting purposes of the Common Stock issuable upon exercise of such options over the exercise price of such options. This deferred compensation expense is amortized ratably over the vesting period of each option. During the years ended March 31, 1997 and 1996, the Company recorded compensation expense of $30,000 and $60,000, respectively.

         The Company received a tax benefit of $5,332,000, $5,742,000 and $4,130,000 for the years ended March 31, 1998, 1997 and 1996, respectively, on the exercise of non-qualified stock options and the disposition of stock acquired with incentive stock options or through the Purchase Plan. For financial reporting purposes, the tax effect of this deduction is accounted for as a credit to additional paid-in capital rather than as a reduction of income tax expense.

         The Company applies APB Opinion No. 25 in accounting for its various stock plans and, accordingly, no compensation cost has been recognized for the Plans or the Purchase Plan in the financial statements. Had the Company determined compensation cost in accordance with SFAS No. 123, the Company's net income per share would have been reduced to the pro forma amounts indicated below:

                                                    Years Ended March 31,
                                                1998         1997         1996
                                            ------------------------------------

         Net income           As reported   $   64,368   $   51,132   $   43,752
                              Pro forma         58,063       48,202       40,691

         Basic net income     As reported   $     1.21   $     0.99   $     0.86
         per share            Pro forma           1.09         0.93         0.80

         Diluted  net income  As reported   $     1.14   $     0.94   $     0.80
         per share            Pro forma           1.03         0.88         0.75

         Pro forma net income reflects only options granted during the fiscal years ended March 31, 1998, 1997 and 1996. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in pro forma net income amounts presented above because compensation cost is reflected over the options' vested period and compensation cost for options granted prior to April 1, 1995 is not considered.

10.      LEASE COMMITMENTS
         -----------------

         The Company leases office space, transportation and other equipment under capital and operating leases which expire at various dates through March, 2007. The future minimum lease commitments under these leases are payable as follows (amounts in thousands):

         Year ended                                     Capital        Operating
         March 31,                                      Leases          Leases
         ---------                                      ------          ------

         1999                                          $ 2,319          $ 1,288
         2000                                              363            1,099
         2001                                             --                806
         2002                                             --                591
         2003                                             --                476
         Thereafter                                       --              1,707
                                                       ------------------------
         Total minimum lease payments                  $ 2,682          $ 5,967
                                                                        =======

         Less amount representing interest
         (at rates ranging from 6.7% to 8.5%)             (128)
                                                       -------

         Present value of net minimum lease payments     2,554

         Less current maturities                         2,206
                                                       -------

         Capital lease obligations                     $   348
                                                       =======


         Rental expense under operating leases totaled $2,811,000, $2,644,000 and $1,675,000 for the years ended March 31, 1998, 1997 and 1996, respectively.

11.      INCOME TAXES
         ------------

         The provision for income taxes is as follows (amounts in thousands):

                                            Years Ended March 31,
                                        1998        1997        1996
                                       --------------------------------

         Current expense:
                  Federal              $ 22,575    $ 13,814    $ 15,923
                  State                   2,508       3,454       4,122
                  Foreign                 8,139       4,093       3,539
                                       --------    --------    --------

                                         33,222      21,361      23,584
                                       --------    --------    --------

         Deferred expense (benefit):
                  Federal                (6,315)     (1,322)     (5,922)
                  State                    (702)       (331)     (1,480)
                  Foreign                (2,406)     (1,347)       --
                                       --------    --------    --------

                                         (9,423)     (3,000)     (7,402)
                                       --------    --------    --------

                                       $ 23,799    $ 18,361    $ 16,182
                                       ========    ========    ========


         The tax benefit associated with the exercise of employee stock options reduced taxes currently payable by $5,332,000, $5,742,000 and
         $4,130,000  for  the  years  ended  March  31,  1998,  1997  and  1996, respectively.

         The provision for income taxes differs from the amount computed by applying the statutory federal tax rate to income before income taxes. The sources and tax effects of the differences are as follows (amounts in thousands):

                                                   Years Ended March 31,
                                               1998        1997        1996
                                             --------------------------------

         Computed expected provision         $ 30,858    $ 24,323    $ 20,977
         State income taxes, net
         of federal benefit                     1,630       2,245       1,669
         Foreign sales corporation benefit     (3,707)     (2,552)     (2,123)
         Foreign income taxed at
         lower than the federal rate           (4,982)     (5,655)     (4,341)
                                             --------    --------    --------

                                             $ 23,799    $ 18,361    $ 16,182
                                             ========    ========    ========


         Pretax income from foreign operations was $39,554,000, $32,172,000 and $29,434,000 for the years ended March 31, 1998, 1997 and 1996, respectively. Unremitted foreign earnings that are considered to be permanently invested outside the United States and on which no deferred taxes have been provided, amounted to approximately $147,874,000 at March 31, 1998.

         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows (amounts in thousands):



                                                             March 31,
                                                         1998        1997
                                                       --------------------
         Deferred tax assets:

                Intercompany profit in inventory       $ 15,168    $ 10,408
                Deferred income on shipments
                to distributors                           9,398       6,475
                Inventory reserves                        3,550       2,392
                Technology assets                         2,798       2,934
                Accrued expenses and other                7,662       4,976
                                                       --------    --------
                Gross deferred tax assets                38,576      27,185
                                                       --------    --------

         Deferred tax liabilities:

                Property, plant and equipment,
                principally due to differences in
                depreciation                            (11,071)     (8,479)
                Other deferred liabilities                 --          (624)
                                                       --------    --------
                Gross deferred tax liability            (11,071)     (9,103)
                                                       --------    --------
                Net deferred tax asset                 $ 27,505    $ 18,082
                                                       ========    ========

         Management believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets.

         The Company has benefited from a partial tax holiday for its Taiwan manufacturing operations over the past several years. The Company is currently benefiting from a tax holiday for its Thailand manufacturing operations. The aggregate dollar benefits derived from this tax holiday status approximated $5,614,000, $5,415,000 and $5,003,000 for the years ended March 31, 1998, 1997 and 1996, respectively. The benefit the tax holiday status had on net income per share approximated $0.10, $0.10 and $0.09 for the years ended March 31, 1998, 1997 and 1996, respectively. The Company's tax holiday status in Taiwan expired in March, 1997, and expires in Thailand in March, 2005.

12.      ACCRUED LIABILITIES
         -------------------

         Accrued liabilities consists of the following (amounts in thousands):

                                                  March 31,
                                               1998      1997
                                              -----------------
                 Accrued salaries and wages   $ 7,468   $ 6,344
                 Income taxes                  22,396    14,957
                 Other accrued expenses        23,588    15,091
                                              -------   -------
                                              $53,452   $36,392
                                              =======   =======


13.      STOCKHOLDERS' EQUITY
         --------------------

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

         Stock Repurchase Activity. In connection with a stock repurchase program, during the years ended March 31, 1998 and 1997, the Company purchased a total of 1,277,500 and 1,326,477 shares of the Company's Common Stock in open market activities at a total cost of $31,481,000 and $19,463,000 respectively. Subsequent to March 31, 1998 the Company purchased 222,500 additional shares of Common Stock at a cost of $6,667,000. Also, in connection with a stock repurchase program, during fiscal 1998 and fiscal 1997 the Company sold put options for 700,000 shares and 500,000 shares of Common Stock, respectively. Pricing per share ranged from $29.50 to $38.81 in fiscal 1998 and from $15.00 to $24.88 in fiscal 1997.
         Subsequent to March 31, 1998 the Company sold put options for 100,000 shares of Common Stock. Pricing per share was $27.50. During fiscal 1998 and 1997, the Company repurchased put options for 300,000 and 142,500 shares, respectively. As of March 31, 1998, the Company had outstanding put options for 400,000 shares which have expiration dates ranging from June 16, 1998 to March 3, 1999 at prices ranging from $29.63 to $38.81 per share. The net proceeds from the sale and repurchase of these options, in the amount of $2,215,330 and $427,750 for fiscal years 1998 and 1997, respectively, has been credited to additional paid-in capital.

         Subsequent to March 31, 1998, the Company completed two transactions in connection with the stock repurchase program. April, 1998 the Company completed a costless collar transaction for 500,000 calls priced at $25.95 and 665,000 puts priced at $25.19. The expiration date of the transaction is April 23, 1999. Also in connection with the stock repurchase program, the Company completed a net share settled forward contract for 2,000,000 shares at an average price of $29.24. The expiration date of this transaction is May, 2000 with quarterly interim settlement dates as determined by the Company.

         Also subsequent to March 31, 1998 the Company's Board of Directors authorized an additional share repurchase of Common Stock of 2,000,000 shares and to sell up to 500,000 additional put options. The Company expects from time to time to purchase shares of Common Stock in connection with its authorized Common Stock repurchase plan.

14.      GEOGRAPHIC INFORMATION
         ----------------------

         The Company operates in one industry segment and engages primarily in the design, development, manufacture and marketing of semiconductor products. The Company sells its products to system manufacturers and distributors in a broad range of industries, performs on-going credit evaluations of its customers and generally requires no collateral. The Company's operations outside the United States consist of comprehensive product final test facilities in Taiwan and Thailand and sales offices in certain foreign countries. Domestic operations are responsible for the design, development and wafer fabrication of all products, as well as the coordination of production planning and shipping to meet worldwide customer commitments. The Taiwan and Thailand test facilities are reimbursed in relation to value added with respect to test operations and other functions performed, and certain foreign sales offices receive a commission on export sales within their territory. Accordingly, for financial statement purposes, it is not meaningful to segregate sales or operating profits for the test and foreign sales office operations. Identifiable assets by geographic area are as follows (amounts in thousands):

                                             March 31,
                                          1998       1997
                                        -------------------

                    United States       $306,142   $254,477
                    Taiwan               136,128    101,036
                    Thailand              57,374     44,126
                    Other                 25,099     28,453
                                        --------   --------

                         Total Assets   $524,743   $428,092
                                        ========   ========


         Sales to unaffiliated customers located outside the United States, primarily in Asia and Europe, aggregated approximately 68%, 66% and 65% of consolidated net sales for the years ended March 31, 1998, 1997 and 1996, respectively.

15.      FAIR VALUE OF FINANCIAL INSTRUMENTS
         -----------------------------------

         The carrying amount of cash equivalents approximates fair value because their maturity is less than three months. The carrying amount of accounts receivable, accounts payable and accrued liabilities approximates fair value due to the short term maturity of the amounts. The fair value of capital lease obligations, long-term debt and lines of credit approximate their carrying value as they are estimated by discounting the future cash flows at rates currently offered to the Company for similar debt instruments.

         The Company is party to financial instruments with off-balance-sheet risk in the normal course of business to reduce its exposure to fluctuations in foreign exchange rates. These financial instruments include standby letters of credit and foreign currency forward contracts. When engaging in forward contracts, risks arise from the possible inability of counterparties to meet the terms of their contracts and from movements in securities values, interest rates and foreign exchange rates. At March 31, 1998 and 1997, the Company held contracts totaling $9,158,000 and $5,421,000, respectively, which were entered into and hedged the Company's foreign currency risk. The contracts matured in April and May of 1998 and 1997, respectively. Unrealized gains and losses as of the balance sheet dates and realized gains and losses for the years ending March 31, 1998, 1997 and 1996 were not material.

16.      NET INCOME PER SHARE
         --------------------

         The following table sets forth the computation of basic and diluted net income per share (in thousands except per share amounts):

                                                  Years Ended March 31,
                                                1998      1997      1996
                                              ---------------------------
         Net income                           $64,368   $51,132   $43,752
                                              =======   =======   =======

         Weighted average common
         shares outstanding                    53,376    51,569    50,750

         Dilutive effect of stock options       2,937     3,114     3,783
                                              -------   -------   -------

         Weighted average common and common    56,313    54,683    54,533
         equivalent shares outstanding        =======   =======   =======

         Basic net income per share           $  1.21   $  0.99   $  0.86
                                              =======   =======   =======
         Diluted net income per share         $  1.14   $  0.94   $  0.80
                                              =======   =======   =======

17.      QUARTERLY RESULTS (UNAUDITED)
         -----------------------------

         The following table presents the Company's selected unaudited quarterly operating results for eight quarters ended March 31, 1998. The Company believes that all necessary adjustments have been made to present fairly the related quarterly results (in thousands except per share amounts).

                                              First     Second      Third     Fourth
                                            Quarter    Quarter    Quarter    Quarter      Total
                                           ----------------------------------------------------
            Fiscal 1998
            -----------

            Net sales                      $ 97,228   $103,036   $103,550   $ 93,080   $396,894
            Gross profit                     49,393     52,141     49,804     46,018    197,356
            Operating income                 23,955     25,563     17,583     19,344     86,445
            Net income                       17,832     19,182     13,127     14,227     64,368
            Diluted net income per share        .32        .34        .23        .26       1.14


            Fiscal 1997
            -----------

            Net sales                      $ 74,161   $ 79,510   $ 87,076   $ 93,505   $334,252
            Gross profit                     36,636     39,788     43,514     46,984    166,922
            Operating income                  9,545     18,517     20,791     22,204     71,057
            Net income                        6,686     13,126     14,755     16,565     51,132
            Diluted net income per share       0.12       0.24       0.27       0.30       0.94

18.      SUPPLEMENTAL FINANCIAL INFORMATION
         ----------------------------------

         Cash paid for income taxes amounted to $19,857,000, $8,108,000 and $17,557,000 during the years ended March 31, 1998, 1997 and 1996, respectively. Cash paid for interest amounted to $796,000, $3,183,000 and $2,643,000 during the years ended March 31, 1998, 1997 and 1996, respectively.

         A summary of additions and deductions related to the allowances for accounts receivable and inventories for the years ended March 31, 1998, 1997 and 1996 follows:

                        Balance at    Charged to
                        beginning     costs and                    Balance at
                        of year       expenses      Deductions     end of year
                        ------------------------------------------------------

         Allowance for doubtful accounts:

             1998       $ 2,094       $   638       $  (340)       $ 2,392
             1997         1,834           452          (192)         2,094
             1996         1,394           634          (194)         1,834

         Allowance for inventory valuation:

             1998       $ 8,331       $ 2,126       $  (934)       $ 9,523
             1997        10,372         1,886        (3,927)         8,331
             1996         4,373         7,639        (1,640)        10,372

                                  EXHIBIT INDEX
                                  -------------

Exhibit No.        Description                                                           Page No.
-----------        -----------                                                           --------
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

3.1.4              Certificate of Amendment to Registrant's Certificate of
                   Incorporation [Incorporated by reference to Exhibit No. 3.1 to
                   Registrant's Quarterly Report on Form 10-Q for the quarter ended
                   June 30, 1997

3.2 Amended and Restated By-Laws of Registrant, as amended through May 19, 1997 [Incorporated by reference to Exhibit No. 3.2 to
                   Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1997]

4.1                Preferred Share Rights Agreement dated as of February 13, 1995 between Registrant and Bank One, Arizona, N.A., including the form of Rights Certificate and the Summary of Rights attached as exhibits thereto [Incorporated by reference to Exhibit No. 1 to
                   Registrant's Registration Statement on Form 8-A as filed with the Securities and Exchange Commission as of February 14, 1995]

10.1               Form of Indemnification Agreement between Registrant and its directors and certain of its officers [Incorporated by reference to Exhibit No. 10.1 to Registration Statement No. 33-57960]

10.2 Land Lease Contract dated January 1, 1989 between Registrant's subsidiary and Kaohsiung Export Processing Zone Administration
                   Summary (English Summary) [Incorporated by reference to Exhibit
                   No. 10.10 to Registration Statement No. 33-57960]

10.3               Land Lease Contract dated September 1, 1992 between Registrant's subsidiary and Kaohsiung Export Processing Zone Administration
                   Summary (English Summary) [Incorporated by reference to Exhibit
                   No. 10.11 to Registration Statement No. 33-57960]

10.4 Amended and Restated 1989 Stock Option Plan [Incorporated by reference to Exhibit No. 10.14 to Registration Statement No.
                   33-57960]

                                  EXHIBIT INDEX
                                  -------------

Exhibit No.        Description                                                           Page No.
-----------        -----------                                                           --------
10.5               1993 Stock Option Plan, as amended through April 25, 1997
                   [Incorporated by reference to Exhibit 10.11 to Registrant's
                   Annual Report on Form 10-K for the fiscal year ended March 31,
                   1997]

10.6               Form of Notice of Grant For 1993 Stock Option Plan, with Exhibit
                   A thereto, Form of Stock Option Agreement; and Exhibit B
                   thereto, Form of Stock Purchase Agreement [Incorporated by reference to Exhibit No. 10.6 Registration Statement No.
                   333-872]

10.7               Employee Stock Purchase Plan, as amended through April 25, 1997
                   [Incorporated by reference to Exhibit 10.13 to Registrant's
                   Annual Report on Form 10-K for the fiscal year ended March 31, 1997]

10.8               Form of Stock Purchase Agreement for Employee Stock Purchase
                   Plan [Incorporated by reference to Exhibit No. 10.2 to
                   Registration Statement No. 333-872]

10.9               Form of Enrollment Form For Employee Stock Purchase Plan
                   [Incorporated by reference to Exhibit No. 10.3 to Registration
                   Statement No. 333-872]

10.10              Form of Change Form For Employee Stock Purchase Plan
                   [Incorporated by reference to Exhibit No. 10.4 to Registration
                   Statement No. 333-872]

10.11 Form of Executive Officer Severance Agreement [Incorporated by reference to Exhibit No. 10.7 to Registration Statement No.
                   333-872]

10.12              Credit Agreement dated as of October 28, 1997 among Registrant, the Banks named therein, Bank One, Arizona, NA as Administrative
                   Agent and The First National Bank of Chicago, as Documentation
                   Agent [Incorporated by reference to Exhibit No. 10.1 to
                   Registrant's Quarterly Report on Form 10-Q for the Quarter Ended
                   September 30, 1997]

10.13              Modification Agreement dated as of March 30, 1998 to the Credit
                   Agreement dated as of October 28, 1997 among Registrant, the Banks named therein, Bank One, Arizona, NA, as Administrative
                   Agent and The First National Bank of Chicago, as Documentation
                   Agent

10.14              Development Agreement dated as of August 29, 1997 by and between
                   Registrant and the City of Chandler, Arizona [Incorporated by
                   reference to Exhibit No. 10.1 to Registrant's Quarterly Report
                   on Form 10-Q for the quarter ended December 31, 1997]

                                  EXHIBIT INDEX
                                  -------------

Exhibit No.        Description                                                           Page No.
-----------        -----------                                                           --------
10.15              Development Agreement dated as of July 17, 1997 by and between
                   Registrant and the City of Tempe, Arizona [Incorporated by
                   reference to Exhibit No. 10.2 to Registrant's Quarterly Report
                   on Form 10-Q for the quarter ended December 31, 1997]

10.16              1997 Nonstatutory Stock Option Plan

10.17              Form of Notice of Grant For 1997 Nonstatutory Stock Option Plan,
                   with Exhibit A thereto, Form of Stock Option Agreement

10.18              International Employee Stock Purchase Plan as Amended Through
                   April 25, 1997 [Incorporated by reference to Exhibit 10 to
                   Registration Statement No. 333-40791]

18.1               Letter from KPMG Peat Marwick LLP re: Change in Accounting
                   Principles [Incorporated by reference to Exhibit No. 18.1 to
                   Registrant's Quarterly Report on Form 10-Q for the quarter ended
                   June 30, 1997]

21.1               Subsidiaries of Registrant [Incorporated by reference to Exhibit
                   No. 21.1 to Registrant's Annual Report on Form 10-K for the
                   fiscal year ended March 31, 1996]

23.1               Consent of KPMG Peat Marwick LLP

24.1               Power of Attorney Re: Microchip Technology Incorporated, the
                   Registrant

                                      E-3