Form 10-Q
period 1998-06-30
MICROCHIP TECHNOLOGY INC
filed 1998-08-05
CIK 827054

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

(  X  )  QUARTERLY  REPORT  PURSUANT  TO SECTION  13 OR 15(d) OF THE  SECURITIES
         EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998.

                                       OR

(     )  TRANSITION  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE  SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from                  to               .
                               ----------------    --------------

                         Commission File Number:        0-21184
                                                 --------------------

                        MICROCHIP TECHNOLOGY INCORPORATED
             (Exact Name of Registrant as Specified in Its Charter)

           Delaware                                              86-0629024
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

Yes     X          No
      -----             -----

The number of shares outstanding of the issuer's common stock, as of July 24, 1998:

Common Stock, $.001 Par Value:              50,832,783                    shares
                              -------------------------------------------

               MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES

                                      INDEX

                                                                            Page
                                                                            ----

PART I.           FINANCIAL INFORMATION.

         Item 1.  Financial Statements

              Condensed Consolidated Balance Sheets -
                  June 30, 1998 and March 31, 1998............................3

              Condensed Consolidated Statements of Income -
                  Three Months Ended June 30, 1998
                  and June 30, 1997...........................................4

              Condensed Consolidated Statements of Cash Flows -
                  Three Months Ended June 30, 1998 and June 30, 1997..........5

              Notes to Condensed Consolidated Financial Statements............6

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations..............10

PART II.      OTHER INFORMATION.

         Item 6.  Exhibits and Reports on Form 8-K...........................17

SIGNATURES...................................................................18

               MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                      (in thousands except share amounts)

                                              ASSETS

                                                                            June 30,    March 31,
                                                                              1998         1998
                                                                           ---------    ---------
                                                                          (Unaudited)
Cash and cash equivalents                                                  $  23,908    $  32,188
Accounts receivable, net                                                      57,993       56,320
Inventories                                                                   69,310       66,293
Prepaid expenses                                                               2,643        2,208
Deferred tax asset                                                            37,521       35,778
Other current assets                                                           1,857        1,802
                                                                           ---------    ---------
   Total current assets                                                      193,232      194,589

Property, plant and equipment, net                                           322,097      325,892
Other assets                                                                   4,212        4,262
                                                                           ---------    ---------

   Total assets                                                            $ 519,541    $ 524,743
                                                                           =========    =========
                              LIABILITIES AND STOCKHOLDERS' EQUITY

Short-term lines of credit                                                 $  13,000    $  16,000
Accounts payable                                                              29,035       36,049
Current maturities of long-term debt                                           1,880        2,196
Current maturities of capital  lease obligations                               1,692        2,206
Accrued liabilities                                                           62,533       53,452
Deferred income on shipments to distributors                                  29,444       29,515
                                                                           ---------    ---------
   Total current liabilities                                                 137,584      139,418

Long-term lines of credit                                                     45,000        7,000
Long-term debt, less current maturities                                        1,047        1,420
Capital lease obligations, less current maturities                               186          348
Long-term pension accrual                                                        954          976
Deferred tax liability                                                         8,779        8,273


Stockholders'  equity:

Preferred stock, $.001 par value; authorized 5,000,000 shares;
  no shares issued or outstanding                                               --           --
Common stock, $.001 par value; authorized 100,000,000 shares;
  issued 53,881,342 and outstanding 50,797,941 shares at June 30, 1998;           54           54
  issued 53,881,342 and outstanding 52,870,389 shares at March 31, 1998;
Additional paid-in capital                                                   176,983      176,865
Retained  earnings                                                           226,967      214,193
Less shares of common stock held in treasury at cost; 3,083,401 shares
at June 30, 1998 and 1,010,953 at March 31, 1998                             (78,013)     (23,804)
                                                                           ---------    ---------
   Net stockholders' equity                                                  325,991      367,308

   Total liabilities and stockholders' equity                              $ 519,541    $ 524,743
                                                                           =========    =========

     See accompanying notes to condensed consolidated financial statements

               MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                    (in thousands except per share amounts)

                                                    Three Months  Ended June 30,
                                                    ---------------------------
                                                      1998               1997
                                                    --------           --------
                                                            (Unaudited)

Net sales                                           $ 99,489           $ 97,228
Cost of sales                                         50,231             47,835
                                                    --------           --------
   Gross profit                                       49,258             49,393


Operating expenses:
   Research and development                           10,216              9,210
   Selling, general and administrative                16,054             16,228
   Special charge                                      5,500               --
                                                    --------           --------
                                                      31,770             25,438

Operating income                                      17,488             23,955

Other income (expense):
   Interest income                                       205                740
   Interest expense                                     (524)              (281)
   Other, net                                            330                 13
                                                    --------           --------

Income  before income  taxes                          17,499             24,427

Income taxes                                           4,725              6,595
                                                    --------           --------

Net income                                          $ 12,774           $ 17,832
                                                    ========           ========


 Basic net income per share                         $   0.24           $   0.33
                                                    ========           ========


 Diluted net income per share                       $   0.23           $   0.32
                                                    ========           ========

Weighted average common
   shares outstanding                                 52,151             53,291
                                                    ========           ========

Weighted average common and common
   equivalent shares outstanding                      54,486             56,432
                                                    ========           ========

     See accompanying notes to condensed consolidated financial statements

               MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (in thousands)

                                                            Three Months Ended June 30,
                                                            --------------------------
Cash flows from operating activities:                         1998              1997
                                                              ----              ----
                                                                   (Unaudited)

Net income                                                  $ 12,774          $ 17,832
Adjustments to reconcile net income to
net cash provided by operating
activities:
     Provision for doubtful accounts                              51               144
     Provision for inventory valuation                           797              (400)
     Provision for pension accrual                               240               296
     Depreciation and amortization                            15,758            12,095
     Amortization of purchased technology                         75                75
     Deferred income taxes                                    (1,237)               11
     Increase in accounts receivable                          (1,724)           (1,629)
     Increase in inventories                                  (3,814)           (2,117)
     Increase in accounts payable and accrued liabilities      2,067            20,334
     Change in other assets and liabilities                     (848)            6,953
                                                            --------          --------

Net cash provided by operating activities                     24,139            53,594
                                                            --------          --------

Cash flows from investing activities:
     Capital expenditures                                    (11,963)          (30,367)
                                                            --------          --------

Net cash used in investing activities                        (11,963)          (30,367)
                                                            --------          --------

Cash flows from financing activities:

     Net proceeds from lines of credit                        35,000              --
     Payments on long-term debt                                 (689)             (725)
     Payments on capital lease obligations                      (676)             (741)
     Repurchase of common stock                              (57,890)             --
     Proceeds from sale of stock and put options               3,799             2,885
                                                            --------          --------

Net cash (used) provided by financing activities             (20,456)            1,419
                                                            --------          --------

Net increase (decrease) in cash and cash equivalents          (8,280)           24,646

Cash and cash equivalents at beginning of period              32,188            42,999
                                                            --------          --------

Cash and cash equivalents at end of period                  $ 23,908          $ 67,645
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

         The accompanying financial statements have been prepared in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, the accompanying financial statements include all adjustments of a normal recurring nature which are necessary for a fair presentation of the results for the interim periods presented. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations. It is suggested that these financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 1998. The results of operations for the three months ended June 30, 1998 are not necessarily indicative of the results to be expected for the full fiscal year.

(2)      Special Charge

         During the quarter ended June 30, 1998, the Company recognized a special charge of $5,500,000 which was comprised of three elements: a $3,300,000 legal settlement with another company involving an intellectual property dispute; a $1,700,000 write-off of products obsoleted by the introduction of newer products; and a $500,000 charge associated with the restructuring of a portion of the Company's sales organization.

(3)      Accounts Receivable

         Accounts receivable consists of the following (amounts in thousands):

                                                        June 30,       March 31,
                                                          1998           1998
                                                       -------------------------
                                                       (unaudited)
         Trade accounts receivable                       $60,581        $57,922
         Other                                               892            790
                                                         -------        -------
                                                          61,473         58,712
         Less allowance for doubtful accounts              3,480          2,392
                                                         -------        -------
                                                         $57,993        $56,320
                                                         =======        =======

(4)      Inventories

         The components of inventories are as follows (amounts in thousands):

                                                        June 30,       March 31,
                                                          1998           1998
                                                       -------------------------
                                                       (unaudited)
         Raw materials                                   $ 5,612        $ 5,795
         Work in process                                  46,734         40,000
         Finished goods                                   27,269         30,021
                                                         -------        -------
                                                          79,615         75,816

         Less allowance for inventory valuation           10,305          9,523
                                                         -------        -------
                                                         $69,310        $66,293
                                                         =======        =======


(5)      Property, Plant and Equipment

         Property, plant and equipment consists of the following (amounts in thousands):

                                                         June 30,      March 31,
                                                          1998           1998
                                                      --------------------------
                                                      (unaudited)
         Land                                           $ 11,749       $ 11,749
         Building and building improvements               76,120         59,725
         Machinery and equipment                         345,214        322,624
         Projects in process                              53,778         82,528
                                                        --------       --------
                                                         486,861        476,626

          Less accumulated depreciation
         and amortization                                164,764        150,734
                                                        --------       --------
                                                        $322,097       $325,892
                                                        ========       ========

(6)      Lines of Credit

         The Company has an unsecured line of credit with a syndicate of U.S. banks for up to $90,000,000, bearing interest at LIBOR (5.66% at June 30, 1998) plus .325% expiring in October 2000. At June 30, 1998, the Company had utilized $45,000,000 of this line of credit. At March 31, 1998, the Company had utilized $7,000,000 of the line of credit. The agreement between the Company and the syndicate of banks requires the Company to achieve certain financial ratios and operating results. The Company was in compliance with these covenants as of June 30, 1998.

         The Company has an additional unsecured line of credit with various Taiwan financial institutions for up to $21,340,000 (U.S. Dollar equivalent). These borrowings are predominantly denominated in New Taiwan Dollars, bearing interest at SIBOR (5.84% at June 30, 1998) plus .75% and expiring on various dates through June 1999. At June 30, 1998, the Company had utilized $13,000,000 of this line of credit. At March 31, 1998, the Company had utilized $16,000,000 of this line of credit.

(7)      Stockholders' Equity

         Stock Repurchase Activity. In connection with a stock repurchase program, during the quarter ended June 30, 1998, the Company purchased a total of 2,222,500 shares of the Company's Common Stock in open market activities at a total cost of $57,890,000. As of June 30, 1998, the Company had reissued 416,599 of these shares through stock option exercises and the Company's employee stock purchase plan. Also, in connection with the stock repurchase program, during the three months ended June 30, 1998, the Company sold put options for 500,000 shares of Common Stock at prices ranging from $22.30 to $23.75 per share. During the quarter ended June 30, 1998, the Company repurchased put options for 50,000 shares. The net proceeds from the sale and repurchase of these options, in the amount of $1,650,000 for the three months ended June 30, 1998, has been credited to additional paid-in capital. As of June 30, 1998, the Company had outstanding put options for 950,000 shares which have expiration dates ranging from October 23, 1998 to September 13, 1999 at prices ranging from $22.30 to $38.81 per share.

         During the quarter ended June 30, 1998, the Company completed two transactions in connection with the stock repurchase program. The Company completed a costless collar transaction for 500,000 calls priced at $25.95 and 665,000 puts priced at $25.19. The expiration date of the transaction is April 1999. Also in connection with the stock repurchase program, the Company completed a net share settled forward contract for 2,000,000 shares of Common Stock at an average price of $29.24. The expiration date of this transaction is May 2000, with quarterly interim settlement dates as determined by the Company.

         Also during the quarter ended June 30, 1998, the Company's Board of Directors authorized the Company to repurchase up to 2,000,000 shares of Common Stock and to sell up to 500,000 additional put options. The Company expects from time to time to purchase shares of Common Stock in connection with its authorized Common Stock repurchase plan.

(8)       Net Income Per Share

         The following table sets forth the computation of basic and diluted net income per share (in thousands except per share amounts):

                                                     Three Months June 30,
                                                      1998           1997
                                                    -----------------------

         Net income                                 $12,774        $17,832
                                                    =======        =======

         Weighted average common
         shares outstanding                          52,151         53,291

         Dilutive effect of stock options             2,335          3,141
                                                    ----------------------

         Weighted average common and common
         equivalent shares outstanding               54,486         56,432
                                                    =======        =======

         Basic net income per share                 $  0.24        $  0.33
                                                    =======        =======
         Diluted net income per share               $  0.23        $  0.32
                                                    =======        =======

(9)       Comprehensive Income

         In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Standards (SFAS) No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes requirements for disclosure of comprehensive income and is effective for both interim and annual periods beginning after December 15, 1997. Comprehensive income is defined as the change in equity from transactions involving non-owner sources. During the quarter ended June 30, 1998, comprehensive income consists of net income of $12,774,000 and $1,204,500 of income after-taxes resulting from put option transactions.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

         The following table sets forth certain operational data as a percentage of net sales for the periods indicated:

                                                     Three Months Ended June 30,
                                                        1998            1997
                                                        --------------------
       Net sales...................................    100.0%          100.0%
       Cost of sales...............................     50.5%           49.2%
                                                       ------           -----
       Gross profit................................     49.5%           50.8%
       Research and development....................     10.3%            9.5%
       Selling, general and administrative.........     16.1%           16.7%
       Special charge..............................      5.5%            --
                                                        -----           -----
       Operating income............................     17.6%           24.6%
                                                        =====           =====

Quarter Ending June 30, 1998

         During the quarter ended June 30, 1998, the Company recognized a special charge of $5,500,000 which was comprised of three elements: a $3,300,000 legal settlement with another company involving an intellectual property dispute; a $1,700,000 write-off of products obsoleted by the introduction of newer products; and a $500,000 charge associated with the restructuring of a portion of the Company's sales organization.

Net Sales

         Microchip's net sales for the quarter ended June 30, 1998 were $99.5 million, an increase of 2.3% over sales of $97.2 million for the corresponding quarter of the previous fiscal year, and an increase of 6.9% from the previous quarter's sales of $93.1 million.

         The Company's family of 8-bit microcontrollers represents the largest component of Microchip's total net sales. Microcontrollers and associated application development systems accounted for 74% and 70% of net sales in the three months ended June 30, 1998 and 1997, respectively. A related component of the Company's product sales consists primarily of Serial EEPROM memories which accounted for 26% and 30% of net sales in the three months ended June 30, 1998 and 1997, respectively.

         The Company's net sales in any given quarter are dependent upon a combination of orders received in that quarter for shipment in that quarter ("turns orders") and shipments from backlog. The Company has emphasized its ability to respond quickly to customer orders as part of its competitive strategy. This strategy, combined with current industry conditions, results in customers placing orders with short delivery schedules. The Company has been experiencing increasing turns orders as a portion of the Company's business over the last several years and remains highly dependent on turns orders. Because turns orders are difficult to predict, there can be no assurance that the combination of turns orders and shipments from backlog in any quarter will be sufficient to achieve growth in net sales. If the Company does not achieve a sufficient level of turns orders in a particular quarter, the Company's revenues and operating results would be adversely affected.

         The Company's overall average selling prices for its microcontroller products have remained relatively constant, while average selling prices of its memory products have declined over time. During fiscal 1998 and the first quarter of fiscal 1999, the Company continued to experience increased pricing pressure on its memory products primarily due to the less proprietary nature of these products and increased competition, and expects this to continue in the future. While average selling prices for microcontrollers have remained relatively constant, the Company has experienced, and expects to continue to experience, increasing pricing pressure in certain microcontroller product lines, due primarily to competitive conditions. The Company has been able to maintain average selling prices by continuing to introduce new products with more features and higher prices, thereby offsetting price declines in older products. There can be no assurance that average selling prices for the Company's microcontroller or other products can be maintained due to increased pricing pressure in the future. An increase in pricing pressure could adversely affect the Company's operating results.

         The foregoing statements regarding turns orders, average selling prices and pricing pressures are forward looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbors created thereby. Actual results could differ materially because of the following factors, among others: the level of orders that are received and can be shipped in a quarter; inventory, mix and timing of customer orders; competition and competitive pressures on pricing and product availability; customers' inventory levels, order patterns and seasonality; the cyclical nature of both the semiconductor industry and the markets addressed by the Company's products; market acceptance of the products of both the Company and its customers; demand for the Company's products, work stoppages at customer locations, fluctuations in production yields, production efficiencies and overall capacity utilization; changes in product mix; and absorption of fixed costs, labor and other fixed manufacturing costs.

         Several Asian countries have recently experienced economic difficulties, including high rates of loan defaults, business failures and currency devaluations. During the quarters ended December 31, 1997 and March 31, 1998, the Company experienced weakness in the expected level of turns orders and net sales related to its business in Asia. During the fourth fiscal quarter of fiscal 1998, shipments to Asia were lower than the preceding quarter by approximately 30%. During the quarter ended June 30, 1998, sales to Asia increased by 22% from the prior quarter indicating a partial recovery in sales for this region. The Company derives a substantial portion of its net sales from customers in Asia and there can be no assurance that such economic difficulties will not continue to adversely affect the Company's operating results in future periods.

         Foreign sales represented 68.0% and 70.0% of net sales in the three months ended June 30, 1998 and 1997, respectively. The Company's foreign sales have been predominantly in Asia and Europe which the Company attributes to the manufacturing strength in those areas for consumer, automotive, office automation, communications and industrial products. The majority of foreign sales are U.S. Dollar denominated. The Company has entered into and, from time to time, will enter into hedging transactions in order to minimize exposure to currency rate fluctuations. Although none of the countries in which the Company conducts significant foreign operations have had a highly inflationary economy in the last five years, there is no assurance that inflation rates or fluctuations in foreign currency rates in countries where the Company conducts operations will not adversely affect the Company's operating results in the future.

Implementation of New Enterprise Software System

    During the current quarter, the Company is transitioning a majority of its core business and financial systems to replace existing software systems. It is anticipated that the implementation of these systems may adversely affect shipment linearity and timeliness of customer invoicing for the quarter. While the Company believes that the implementation will not materially impact the Company's results of operations for the quarter, other companies implementing similar systems have, in certain cases, experienced difficulties in their implementations. The Company believes that transitioning to new business and financial systems will be important for the Company's operating results in future periods. However, operating results, particularly net sales, could be adversely affected if the Company experiences difficulties in implementation. See also "Year 2000 and Systems Conversion," below.

Additional Factors Affecting Operating Results

         The Company believes that future growth in net sales of its 8-bit family of microcontroller products and related memory products will depend largely upon the Company's success in having its current and new products designed into high-volume customer applications. Design wins typically precede the Company's volume shipment of products for such applications by 15 months or more. The Company also believes that shipment levels of its proprietary application development systems are an indicator of potential future design wins and microcontroller sales. The Company continued to achieve a high volume of design wins and shipped increased numbers of application development systems in fiscal 1998 and the first quarter of fiscal 1999 compared to previous fiscal years. There can be no assurance that any particular development system shipment will result in a product design win or that any particular design win will result in future product sales.

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

Gross Profit

         The Company's gross profit was $49.3 million and $49.4 million in the three months ended June 30, 1998 and 1997, respectively. Gross profit as a percent of sales was 49.5% and 50.8% in the three months ended June 30, 1998 and 1997, respectively. Gross margins remained relatively constant during the quarter ended June 30, 1998, positively affected by the product mix shift to microcontrollers where margins are typically higher, offset by planned one-week shutdowns taken in the Company's Taiwan and Thailand test facilities during the quarter, and continued pricing pressure on memory products. The Company is continuing the process of transitioning products to smaller geometries and to larger wafer sizes to reduce future manufacturing costs. Eight-inch wafer production commenced at the Tempe wafer fabrication facility in early fiscal 1998 and the Company is continuing the transitioning of products to its 0.7 micron process. The Company expects that 25% of its products will be produced from 8-inch wafers during fiscal 1999. The Company anticipates that its cost of sales and gross product margins will fluctuate over time, driven primarily by the product mix of 8-bit microcontroller products and related memory products, manufacturing yields, wafer fab loading levels and competitive and economic conditions.

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

         All of Microchip's assembly operations are performed by third-party contractors in order to meet product shipment requirements. Reliance on third parties involves some reduction in the Company's level of control over these portions of its business. While the Company reviews the quality, delivery and cost performance of these third-party contractors, there can be no assurance that reliance on third-party contractors will not adversely impact results in future reporting periods if any third-party contractor is unable to maintain assembly yields and costs at their current levels.

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

Research and Development

         The Company is committed to continued investment in new and enhanced products, including its development systems software, and in its design and manufacturing process technology, which are significant factors in maintaining the Company's competitive position. The dollar investment in research and development increased by 10.9% in the current quarter as compared to the corresponding quarter of the previous fiscal year, and by 4.6% from the previous quarter. The Company will continue to invest in research and development in the future, including an investment in process and product development associated with the capacity expansion of the Company's fabrication facilities.

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

Selling, General and Administrative

         The Company maintained its level of investment in selling, general and administrative costs at $16.1 million in the current quarter, as compared to $16.2 million and $16.9 million in the corresponding quarter of the previous fiscal year and in the immediately proceeding quarter, respectively. As the Company continues to invest in incremental worldwide sales and technical support resources to promote the Company's embedded control products, selling, general and administrative costs are expected to increase over time, in relation to sales.

Other Income (Expense)

         Interest income for the three months ended June 30, 1998 decreased from the three months ended June 30, 1997 and the prior fiscal quarter, as a result of reduced invested cash balances. Interest expense in the three months ended June 30, 1998 increased over the three months ended June 30, 1997 and the prior fiscal quarter, respectively, due to incremental borrowing levels associated with a stock repurchase program. Other income represents numerous immaterial non-operating items. The Company's interest expense could increase in the balance of fiscal 1999 if the Company increases its borrowings, and interest expense could be adversely impacted by increased interest rates.

Provision for Income Taxes

         Provisions for income taxes reflect tax on foreign earnings and federal and state tax on U.S. earnings. The Company had an effective tax rate of 27.0% and 27.0% for the three months ended June 30, 1998 and 1997, respectively, due primarily to lower tax rates at its foreign locations. The Company believes that its tax rate for the foreseeable future will be approximately 27%. The foregoing statement regarding the Company's anticipated future tax rate is a forward-looking statement within the meaning of section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, as amended, and is subject to the safe harbors created thereby. Actual results could differ materially because of the following factors, among others: current tax laws and regulations; taxation rates in geographic regions where the Company has significant operations; and current tax holidays available in foreign locations.

Year 2000 and Systems Conversion

         The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the year, thus rendering them incapable of properly managing and manipulating data that includes 21st century dates. The Company is currently installing business and financial systems to replace existing software systems to address the Year 2000 compliance issue. Particular emphasis is being placed on software requirements to replace existing systems related to the sales order process, planning, physical distribution and accounts receivable functions which are being implemented during the quarter ending September 30, 1998. The Company is also currently reviewing other aspects of its computer systems, including manufacturing and product development areas. Microchip's products, for the most part, involve hardware integrated circuit devices manufactured by Microchip which, subsequent to their sale, are combined with proprietary application firmware by Microchip's customers. Thus, Microchip believes that its products have no inherent date sensitive features. At this time, management is not able to assess the cost of Year 2000 compliance. The Company does not anticipate that the Year 2000 issue will pose significant operating problems. However, difficulties in the implementation of new information systems, or a failure to fully identify and resolve all Year 2000 deficiencies in the Company's systems and products could have a material adverse effect on the Company's results of operations.

Liquidity and Capital Resources

         The Company had $23.9 million in cash and cash equivalents at June 30, 1998, a decrease of $8.3 million from the March 31, 1998 balance. The Company has an unsecured line of credit with a syndicate of domestic banks totaling $90.0 million. Borrowings under the domestic line of credit as of June 30, 1998 were $45.0 million. The domestic line of credit requires the Company to achieve certain financial ratios and operating results. The Company was in compliance with these covenants at June 30, 1998. The Company also has an unsecured short term line of credit totaling $21.3 million with certain foreign banks. Borrowings under the foreign line of credit as of June 30, 1998 were $13.0 million. There are no covenants related to the foreign line of credit. At June 30, 1998, an aggregate of $53.3 million of these facilities was available, subject to financial covenants and ratios with which the Company was in compliance. The Company's ability to fully utilize these facilities is dependent on the Company remaining in compliance with such covenants and ratios.

         During the three months ended June 30, 1998, the Company generated $24.1 million of cash from operating activities, a decrease of $29.5 million from the three months ended June 30, 1997. The decrease in cash flow from operations was primarily due to a special charge which decreased profitability, a lower accounts payable balance as a result of lower capital purchases, and an increase in inventories.

         It is anticipated that the Company's investment in working capital will continue to grow in line with sales growth. Inventory turns are expected to remain consistent over the balance of this fiscal year reflecting the current net sales projection. The accounts receivables balance will grow in the quarter ending September 30, 1998, primarily due to reduced shipment linearity in the quarter associated with the implementation of a new information system. It is anticipated that accounts receivable balances will return to historical levels in future quarters, in relationship to sales. See also "Implementation of New Enterprise Software System," above.

         The foregoing statements regarding inventory turns, accounts receivable balances for the quarter ending September 30, 1998 and future quarters, and shipment linearity are forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbors created thereby.

Actual results could differ materially because of the following factors, among others: the level of orders that are received and can be shipped in a quarter; timeliness of customer invoicing; inventory, mix and timing of customer orders; competition and competitive pressures on pricing and product availability; customers' inventory levels, order patterns and seasonality; the cyclical nature of both the semiconductor industry and the markets addressed by the Company's products; market acceptance of the products of both the Company and its customers; demand for the Company's products, work stoppages at customer locations, fluctuations in production yields, production efficiencies and overall capacity utilization; changes in product mix; and absorption of fixed costs, labor and other fixed manufacturing costs; and difficulties in implementing new enterprise software system.

         The Company's level of capital expenditures varies from time to time as a result of actual and anticipated business conditions. Capital expenditures in the three months ended June 30, 1998 and 1997 were $12.0 million and $30.4 million, respectively. Capital expenditures were primarily for the expansion of production capacity and the addition of research and development equipment in each of these periods. The Company currently intends to spend approximately $55.0 million during the next 12 months for additional capital equipment to increase capacity at its existing wafer fabrication facilities and to expand product test operations. The Company expects capital expenditures will be financed by cash flow from operations, available debt arrangements and other sources of financing. The Company believes that the capital expenditures anticipated to be incurred over the next 12 months will provide sufficient additional manufacturing capacity to meet its currently anticipated needs.

         Net cash used in financing activities was $20.5 million for the three months ended June 30, 1998. Net cash provided by financing activities was $1.4 million for the three months ended June 30, 1997. Proceeds from sale of stock and put options were $3.8 million and $2.9 million for the three months ended June 30, 1998 and 1997, respectively. Payments on long term debt and capital lease obligations were $1.4 million and $1.5 million for the three months ended June 30, 1998 and 1997, respectively. Proceeds from lines of credit were $35.0 million for the three months ended June 30, 1998. Cash expended for the purchase of the Company's Common Stock was $57.9 million for the three months ended June 30, 1998.

         On May 1, 1998, the Company's Board of Directors authorized the repurchase of 2,000,000 shares, in connection with a Common Stock repurchase plan. On May 1, 1998, the Board of Directors also authorized the Company to sell up to 500,000 put options in connection with the same plan. During the quarter ended June 30, 1998, the Company has purchased 2,222,500 shares of Common Stock at an aggregate cost of $57,890,000 and had outstanding 950,000 put options at prices ranging from $22.30 to $38.81. The Company expects from time to time to purchase shares of Common Stock in connection with its authorized Common Stock repurchase plan.

         During the quarter ended June 30, 1998, the Company completed two transactions in connection with a stock repurchase program. In April 1998, the Company completed a costless collar transaction for 500,000 calls priced at $25.95 and 665,000 puts priced at $25.19. The expiration date of the transaction is April 1999. Also in connection with the stock repurchase program, the Company completed a net share settled forward contract for 2,000,000 shares at an average price of $29.27. The expiration date of this transaction is May 2000, with quarterly interim settlement dates as determined by the Company. These derivative transactions could obligate the Company to purchase shares of the Company's Common Stock in the future if the stock price is below the strike price of the instruments.

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

Item 6. EXHIBITS AND REPORTS ON FORM 8-K.

         (a)   Exhibits.

               None.

         (b)   Reports on Form 8-K.

               The registrant did not file any reports on Form 8-K during the quarter ended June 30, 1998.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               MICROCHIP TECHNOLOGY INCORPORATED


Date:  August 4, 1998               By: /s/ C. Philip Chapman
       --------------------         --------------------------------------------
                                    C. Philip Chapman
                                    Vice President, Chief Financial Officer
                                    and Secretary (Duly Authorized Officer, and
                                    Principal Financial and Accounting Officer)