Form 10-Q
period 1998-09-30
MICROCHIP TECHNOLOGY INC
filed 1998-11-09
CIK 827054

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 1998.

                                       OR

(   )    TRANSITION  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE  SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from                to                .
                              ----------------  ----------------

                         Commission File Number:   0-21184
                                                -------------

                        MICROCHIP TECHNOLOGY INCORPORATED
             (Exact Name of Registrant as Specified in Its Charter)

           DELAWARE                                              86-0629024
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

Yes     X       No
    ---------      ---------

The number of shares outstanding of the issuer's common stock, as of October 30, 1998:

COMMON STOCK, $.001 PAR VALUE:                51,352,935                  SHARES
                              --------------------------------------------

================================================================================

               MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES

                                      INDEX

                                                                            PAGE
PART I.      FINANCIAL INFORMATION.

     Item 1. Financial Statements

          Condensed Consolidated Balance Sheets -
               September 30, 1998 and March 31, 1998..........................3

          Condensed Consolidated Statements of Income -
               Three and Six Months Ended September 30, 1998
               and September 30, 1997.........................................4

          Condensed Consolidated Statements of Cash Flows -
               Six Months Ended September 30, 1998 and September 30, 1997.....5

          Notes to Condensed Consolidated Financial Statements................6

     Item 7. Management's Discussion and Analysis of
                Financial Condition and Results of Operations................10

PART II.     OTHER INFORMATION.

     Item 4. Submission of Matters to a Vote of Security Holders.............18

     Item 6. Exhibits and Reports on Form 8-K................................18

SIGNATURES...................................................................19

EXHIBITS

     3.1  By-Laws of Registrant as Amended through August 10, 1998

     3.2 Modification Agreement dated as of November 4, 1998 to the Credit Agreement dated as of October 28, 1997 among Registrant, the Banks named therein, Bank One, Arizona, N.A., as Administrative Agent and The First National Bank of Chicago, as Documentation Agent

               MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                      (in thousands except share amounts)


                                                    ASSETS

                                                                               September 30,      March 31,
                                                                                   1998             1998
                                                                               -------------    -------------
                                                                                      (Unaudited)
Cash and cash equivalents                                                      $      27,795    $      32,188
Accounts receivable, net                                                              63,925           56,320
Inventories                                                                           71,340           66,293
Prepaid expenses                                                                       2,948            2,208
Deferred tax asset                                                                    39,960           35,778
Other current assets                                                                   2,088            1,802
                                                                               -------------    -------------
   Total current assets                                                              208,056          194,589

Property, plant and equipment, net                                                   317,712          325,892
Other assets                                                                           4,133            4,262
                                                                               -------------    -------------

   Total assets                                                                $     529,901    $     524,743
                                                                               =============    =============

                                    LIABILITIES AND STOCKHOLDERS' EQUITY

Short-term lines of credit                                                     $       1,800    $      16,000
Accounts payable                                                                      36,977           36,049
Current maturities of long-term debt                                                   1,661            2,196
Current maturities of capital  lease obligations                                       1,156            2,206
Accrued liabilities                                                                   53,628           53,452
Deferred income on shipments to distributors                                          31,916           29,515
                                                                               -------------    -------------
   Total current liabilities                                                         127,138          139,418

Long-term lines of credit                                                             45,000            7,000
Long-term debt, less current maturities                                                  764            1,420
Capital lease obligations, less current maturities                                        92              348
Long-term pension accrual                                                                922              976
Deferred tax liability                                                                 9,192            8,273


Stockholders'  equity:

Preferred stock, $.001 par value; authorized 5,000,000 shares;
  no shares issued or outstanding                                                       --               --
Common stock, $.001 par value; authorized 100,000,000 shares;
  issued 53,881,342 and outstanding 51,177,618 shares at September 30, 1998;              54               54
  issued 53,881,342 and outstanding 52,870,389 shares at March 31, 1998
Additional paid-in capital                                                           171,402          176,865
Retained  earnings                                                                   244,530          214,193
Less shares of common stock held in treasury at cost; 2,703,724 shares

at September 30, 1998 and 1,010,953 at March 31, 1998                                (69,193)         (23,804)
                                                                               -------------    -------------
   Net stockholders' equity                                                          346,793          367,308

   Total liabilities and stockholders' equity                                  $     529,901    $     524,743
                                                                               =============    =============

      See accompanying notes to condensed consolidated financial statements

               MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                    (in thousands except per share amounts)

                                         Three Months Ended September 30,         Six Months Ended September 30,
                                         -------------------------------          -----------------------------
                                            1998                  1997               1998                1997
                                         ---------             ---------          ---------           ---------
                                                   (Unaudited)                             (Unaudited)

Net sales                                $ 103,780             $ 103,036          $ 203,269           $ 200,264
Cost of sales                               52,307                50,895            102,538              98,730
                                         ---------             ---------          ---------           ---------
   Gross profit                             51,473                52,141            100,731             101,534

Operating expenses:
   Research and development                 10,572                 9,380             20,788              18,590
   Selling, general and administrative      16,237                17,198             32,291              33,426
   Special charge                             --                    --                5,500                --
                                         ---------             ---------          ---------           ---------
                                            26,809                26,578             58,579              52,016

Operating income                            24,664                25,563             42,152              49,518

Other income (expense):
   Interest income                             215                   845                420               1,585
   Interest expense                         (1,049)                 (287)            (1,562)               (568)
   Other, net                                  229                   156                548                 169
                                         ---------             ---------          ---------           ---------

Income  before income  taxes                24,059                26,277             41,558              50,704

Income taxes                                 6,496                 7,095             11,221              13,690
                                         ---------             ---------          ---------           ---------

Net income                               $  17,563             $  19,182          $  30,337           $  37,014
                                         =========             =========          =========           =========


Basic net income per share               $    0.34             $    0.36          $    0.59           $    0.69
                                         =========             =========          =========           =========

Diluted net income per share             $    0.33             $    0.34          $    0.56           $    0.65
                                         =========             =========          =========           =========
Weighted average common
   shares outstanding                       50,963                53,535             51,546              53,334
                                         =========             =========          =========           =========
Weighted average common and common
   equivalent shares outstanding            53,358                56,935             53,940              56,616
                                         =========             =========          =========           =========

     See accompanying notes to condensed consolidated financial statements

               MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (in thousands)

                                                            Six Months Ended September 30,
                                                            ------------------------------
                                                              1998                1997
                                                              ----                ----
                                                                     (Unaudited)
Cash flows from operating activities:
Net income                                                  $ 30,337            $ 37,014
Adjustments to reconcile net income to
net cash provided by operating
activities:
     Provision for doubtful accounts                             201                 250
     Provision for inventory valuation                         1,316                (400)
     Provision for pension accrual                               476                 697
     Depreciation and amortization                            32,336              25,143
     Amortization of purchased technology                        150                 150
     Deferred income taxes                                    (3,263)             (3,005)
     Increase in accounts receivable                          (7,806)             (4,856)
     Increase in inventories                                  (6,363)             (1,577)
     Increase in accounts payable and accrued liabilities      1,104              28,376
     Change in other assets and liabilities                      825               9,631
                                                            --------            --------

Net cash provided by operating activities                     49,313              91,423
                                                            --------            --------

Cash flows from investing activities:

     Capital expenditures                                    (24,157)            (78,616)
                                                            --------            --------

Net cash used in investing activities                        (24,157)            (78,616)
                                                            --------            --------

Cash flows from financing activities:

     Net proceeds from lines of credit                        23,800                --
     Payments on long-term debt                               (1,191)             (1,245)
     Payments on capital lease obligations                    (1,306)             (1,497)
     Repurchase of common stock                              (57,890)               --
     Proceeds from sale of stock and put options               7,038               7,179
                                                            --------            --------

Net cash (used) provided by financing activities             (29,549)              4,437
                                                            --------            --------


Net increase (decrease) in cash and cash equivalents          (4,393)             17,244

Cash and cash equivalents at beginning of period              32,188              42,999
                                                            --------            --------

Cash and cash equivalents at end of period                  $ 27,795            $ 60,243
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

         The accompanying financial statements have been prepared in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, the accompanying financial statements include all adjustments of a normal recurring nature which are necessary for a fair presentation of the results for the interim periods presented. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations. It is suggested that these financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 1998. The results of operations for the six months ended September 30, 1998 are not necessarily indicative of the results to be expected for the full fiscal year.

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

(3)      ACQUISITIONS

         KEELOQ(R) HOPPING CODE

         On November 17, 1995, the Company acquired the Keeloq(R) hopping code technology and patents developed by Nanoteq Ltd. of the Republic of South Africa, and the marketing rights related thereto (the "Keeloq Acquisition"). The Keeloq Acquisition was treated as an asset purchase for accounting purposes. The amount paid for the Keeloq Acquisition, including all related costs, was $12,948,000. The Company has written off a substantial portion of the purchase price that relates to in-process research and development costs, which is consistent with the Company's ongoing treatment of research and development costs, as well as all Keeloq Acquisition-related costs. The special charge associated with the Keeloq Acquisition was $11,448,000, with the balance treated as purchased technology and amortized on a straight line basis over five years. Under the terms of the Keeloq Acquisition, the Company agreed to make a secondary payment, the amount of which will be determined by a formula based on the net sales and gross margin results of the Company's Keeloq product division for a six month measurement period. Any such secondary payment is based on future performance and is currently not determinable. The measurement period will be either the six month period ending December 31, 1998 or the six month period ending March 31, 1999, depending upon an election which can be made either by the Company or the seller. As of the date hereof, neither the Company nor the seller has made the election, and the measurement period has not yet therefore been determined. It is currently anticipated that any such payment would be expensed in the quarter the amount is determined. The impact of the Keeloq Acquisition to the Company's reported financial position and results of operations is immaterial, therefore, pro-forma information illustrating the combined results after the Keeloq Acquisition has not been provided.

(4)      ACCOUNTS RECEIVABLE

         Accounts receivable consists of the following (amounts in thousands):

                                                   September 30,      March 31,
                                                       1998             1998
                                                   -----------------------------
                                                    (unaudited)
         Trade accounts receivable                 $     65,974     $     57,922
         Other                                              445              790
                                                   ------------     ------------
                                                         66,419           58,712
         Less allowance for doubtful accounts             2,494            2,392
                                                   ------------     ------------
                                                   $     63,925     $     56,320
                                                   ============     ============

(5)      INVENTORIES

         The components of inventories are as follows (amounts in thousands):

                                                   September 30,      March 31,
                                                       1998             1998
                                                   -----------------------------
                                                    (unaudited)
         Raw materials                             $      5,722     $      5,795
         Work in process                                 45,880           40,000
         Finished goods                                  30,255           30,021
                                                   ------------     ------------
                                                         81,857           75,816

         Less allowance for inventory valuation          10,517            9,523
                                                   ------------     ------------
                                                   $     71,340     $     66,293
                                                   ============     ============

(6)      PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment consists of the following (amounts in thousands):

                                                   September 30,      March 31,
                                                       1998             1998
                                                   -----------------------------
                                                    (unaudited)
         Land                                      $     11,749     $     11,749
         Building and building improvements              77,659           59,725
         Machinery and equipment                        355,404          322,624
         Projects in process                             53,356           82,528
                                                   ------------     ------------
                                                        498,168          476,626

         Less accumulated depreciation
         and amortization                               180,456          150,734
                                                   ------------     ------------
                                                   $    317,712     $    325,892
                                                   ============     ============

(7)      LINES OF CREDIT

         The Company has an unsecured line of credit with a syndicate of U.S. banks for up to $90,000,000, bearing interest at LIBOR (5.52% at September 30, 1998) plus .325%, expiring in October 2000. At September 30, 1998, the Company had utilized $45,000,000 of this line of credit. At March 31, 1998, the Company had utilized $7,000,000 of the line of credit. The agreement between the Company and the syndicate of banks requires the Company to achieve certain financial ratios and operating results. The Company was in compliance with these covenants as of September 30, 1998.

         The Company has an additional unsecured line of credit with various Taiwan financial institutions for up to $29,800,000 (U.S. Dollar equivalent). These borrowings are predominantly denominated in New Taiwan Dollars, bearing interest at SIBOR (5.43% at September 30, 1998) plus 0.75%, and expiring on various dates through November 1999. At September 30, 1998, the Company had utilized $1,800,000 of this line of credit. At March 31, 1998, the Company had utilized $16,000,000 of this line of credit.

(8)      STOCKHOLDERS' EQUITY

         STOCK REPURCHASE AND OPTION ACTIVITY. During the six months ended September 31, 1998, the Company's Board of Director's authorized the repurchase of up to 4,000,000 shares of Common Stock and the sale of put options for an additional 500,000 shares of Common Stock. In connection with the stock repurchase program, during the six months ended September 30, 1998, the Company purchased a total of 2,222,500 shares of the Company's Common Stock in open market activities at a total cost of $57,890,000. As of September 30, 1998, the Company had reissued 796,276 of these shares through stock option exercises, the Company's employee stock purchase plan and settlements related to the Company's net share settled forward contract. Subsequent to September 30, 1998, the Company purchased 625,000 shares of the Company's Common Stock in open market activities at a total cost of $12,430,000.

         Also in connection with the stock repurchase program, during the six months ended September 30, 1998, the Company sold put options covering 500,000 shares of Common Stock at prices ranging from $22.30 to $23.75 per share. During the six months ended September 30, 1998, the Company repurchased put options for 50,000 shares. The net proceeds from the sale and repurchase of such put options, in the amount of $1,650,000 for the six months ended September 30, 1998, has been credited to additional paid-in capital. As of September 30, 1998, the Company had outstanding put options covering 950,000 shares of Common Stock which have expiration dates ranging from October 23, 1998 to September 13, 1999 at prices ranging from $22.30 to $38.81 per share. Subsequent to September 30, 1998, the Company repurchased put options for 100,000 shares. The cost of this transaction, $3,881,000, was charged to additional paid-in capital.

         Also in connection with the stock repurchase program, during the six months ended September 30, 1998, the Company completed a costless collar transaction involving the purchase of call options for 500,000 shares of Common Stock priced at $25.95 and the sale of put options for 665,000 shares of Common Stock priced at $25.19. The expiration date of the transaction is April 1999. Also in connection with the stock repurchase program, during the six months ended September 30, 1998, the Company completed a net share settled forward contract for 2,000,000 shares of Common Stock at an average price of $29.24. The expiration date of this transaction is May 2000, with quarterly interim settlement dates.

         The Company expects from time to time to purchase shares of Common Stock in connection with its authorized Common Stock repurchase plan.

(9)      NET INCOME PER SHARE

         The following table sets forth the computation of basic and diluted net income per share (in thousands except per share amounts):

                                                Three Months Ended   Six Months Ended
                                                   September 30,       September 30,
                                                    (Unaudited)         (Unaudited)
                                                    1998      1997      1998      1997
                                                 -----------------   -----------------

            Net income                           $17,563   $19,182   $30,337   $37,014
                                                 =======   =======   =======   =======

            Weighted average common
            shares outstanding                    50,963    53,535    51,546    53,334

            Dilutive effect of stock options       2,395     3,400     2,394     3,282
                                                 -----------------   -----------------

            Weighted average common and common
            equivalent shares outstanding         53,358    56,935    53,940    56,616
                                                 =======   =======   =======   =======

            Basic net income per share           $  0.34   $  0.36   $  0.59   $  0.69
                                                 =======   =======   =======   =======
            Diluted net income per share         $  0.33   $  0.34   $  0.56   $  0.65
                                                 =======   =======   =======   =======

(10)     COMPREHENSIVE INCOME

         In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Standards (SFAS) No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes requirements for disclosure of comprehensive income and is effective for both interim and annual periods beginning after December 15, 1997. Comprehensive income is defined as the change in equity from transactions involving non-owner sources. The Company has no transactions involving non-owner sources.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         The following table sets forth certain operational data as a percentage of net sales for the periods indicated:

                                                       Three Months Ended      Six Months Ended
                                                          September 30,          September 30,
                                                        1998        1997        1998        1997
                                                       ------------------      ------------------
            Net sales                                  100.0%      100.0%      100.0%      100.0%
            Cost of sales                               50.4%       49.4%       50.4%       49.3%
                                                       -----       -----       -----       -----
            Gross profit                                49.6%       50.6%       49.6%       50.7%
            Research and development                    10.2%        9.1%       10.2%        9.3%
            Selling, general and administrative         15.6%       16.7%       15.9%       16.7%
            Special charge                                --          --         2.7%         --
                                                       -----       -----       -----       -----
            Operating income                            23.8%       24.8%       20.8%       24.7%
                                                       =====       =====       =====       =====

         For the quarter ended June 30, 1998, the Company recognized a special charge of $5,500,000 which was comprised of three elements: a $3,300,000 legal settlement with another company involving an intellectual property dispute; a $1,700,000 write-off of products obsoleted by the introduction of newer products; and a $500,000 charge associated with the restructuring of a portion of the Company's sales organization.

NET SALES

         Microchip's net sales for the quarter ended September 30, 1998 were $103.8 million, an increase of 0.7% over sales of $103.0 million for the corresponding quarter of the previous fiscal year, and an increase of 4.3% from the previous quarter's sales of $99.5 million. Net sales for the six months ended September 30, 1998 were $203.3 million, an increase of 1.5% from sales of $200.3 million in the corresponding period of the previous fiscal year.

         The Company's family of 8-bit microcontrollers represents the largest component of Microchip's total net sales. Microcontrollers and associated application development systems accounted for 75% and 69% of net sales in the three months ended September 30, 1998 and 1997, respectively. A related component of the Company's product sales consists primarily of Serial EEPROM memories which accounted for 25% and 31% of net sales in the three months ended September 30, 1998 and 1997, respectively. Microcontroller and associated application development systems accounted for 75% and 69% of net sales in the six months ended September 30, 1998 and 1997, respectively, while the related component consisting of primarily Serial EEPROM memories accounted for 25% and 31%, respectively, for the same periods.

         The Company's net sales in any given quarter are dependent upon a combination of orders received in that quarter for shipment in that quarter
("turns orders") and shipments from backlog. As part of its competitive strategy, the Company has emphasized its ability to respond quickly to such turns orders. This strategy, combined with current industry conditions, results in customers placing orders with short delivery schedules. The Company has been experiencing increasing turns orders as a portion of its business over the last several years and is highly dependent on turns orders. Because turns orders are difficult to predict, there can be no assurance that the combination of turns orders and shipments from backlog in any quarter will be sufficient to achieve growth in net sales. If the Company does not achieve a sufficient level of turns orders in a particular quarter, the Company's revenues and operating results would be adversely affected.

         The Company's overall average selling prices for its microcontroller products have remained relatively constant, while average selling prices of its memory products have declined over time. During fiscal 1998 and the first six months of fiscal 1999, the Company continued to experience increased pricing pressure on its memory products, primarily due to the less proprietary nature of these products and increased competition, and the Company expects this to continue in the future. While average selling prices for microcontrollers have remained relatively constant, the Company has experienced, and expects to continue to experience, increasing pricing pressure in certain microcontroller product lines, due primarily to competitive conditions. The Company has been able to maintain average selling prices by continuing to introduce new products with more features and higher prices, thereby offsetting price declines in older products. There can be no assurance that average selling prices for the Company's microcontroller or other products can be maintained due to increased pricing pressure in the future. An increase in pricing pressure could adversely affect the Company's operating results.

         THE FOREGOING STATEMENTS REGARDING TURNS ORDERS, AVERAGE SELLING PRICES AND PRICING PRESSURES ARE FORWARD LOOKING STATEMENTS. ACTUAL RESULTS COULD DIFFER MATERIALLY BECAUSE OF THE FOLLOWING FACTORS, AMONG OTHERS: THE LEVEL OF ORDERS THAT ARE RECEIVED AND CAN BE SHIPPED IN A QUARTER; INVENTORY MIX AND TIMING OF CUSTOMER ORDERS; COMPETITION AND COMPETITIVE PRESSURES ON PRICING AND PRODUCT AVAILABILITY; CUSTOMERS' INVENTORY LEVELS, ORDER PATTERNS AND SEASONALITY; THE CYCLICAL NATURE OF BOTH THE SEMICONDUCTOR INDUSTRY AND THE MARKETS ADDRESSED BY THE COMPANY'S PRODUCTS; MARKET ACCEPTANCE OF THE PRODUCTS OF BOTH THE COMPANY AND ITS CUSTOMERS; DEMAND FOR THE COMPANY'S PRODUCTS; FLUCTUATIONS IN PRODUCTION YIELDS, PRODUCTION EFFICIENCIES AND OVERALL CAPACITY UTILIZATION; CHANGES IN PRODUCT MIX; AND ABSORPTION OF FIXED COSTS, LABOR AND OTHER FIXED MANUFACTURING COSTS.

         Foreign sales represented 66% and 68% of net sales in the three months ended September 30, 1998 and 1997, respectively, and 67% and 69% for the six months ended September 30, 1998 and 1997, respectively. The Company's foreign sales have been predominantly in Asia and Europe which the Company attributes to the manufacturing strength in those areas for consumer, automotive, office automation, communications and industrial products. The majority of foreign sales are U.S. Dollar denominated. The Company has entered into, and from time to time will enter into, hedging transactions in order to minimize exposure to currency rate fluctuations. Although none of the countries in which the Company conducts significant foreign operations have had a highly inflationary economy in the last five years, there is no assurance that inflation rates or fluctuations in foreign currency rates in countries where the Company conducts operations will not adversely affect the Company's operating results in the future.

ADDITIONAL FACTORS AFFECTING OPERATING RESULTS

         The Company believes that future growth in net sales of its 8-bit microcontrollers and other related products will depend largely upon the Company's success in having its current and new products designed into high-volume customer applications. Design wins typically precede the Company's volume shipment of products for such applications by 15 months or more. The Company also believes that shipment levels of its proprietary application development systems are an indicator of potential future design wins and microcontroller sales. The Company continued to achieve a high volume of design wins and shipped substantial numbers of application development systems. There can be no assurance that any particular development system shipment will result in a product design win or that any particular design win will result in future product sales.

         The Company's operating results are affected by a wide variety of other factors that could adversely impact its net sales and profitability, many of which are beyond the Company's control. These factors include the Company's ability to design and introduce new products on a timely basis, market acceptance of products of both the Company and its customers, customer order patterns and seasonality, changes in product mix, whether the Company's customers buy from a distributor or directly from the Company, product performance and reliability, product obsolescence, the amount of any product returns, availability and utilization of manufacturing capacity, fluctuations in manufacturing yield, the availability and cost of raw materials, equipment and other supplies, the cyclical nature of both the semiconductor industry and the markets addressed by the Company's products, technological changes, competition and competitive pressures on prices, and economic, political or other conditions in the United States and other worldwide markets served by the Company. The semiconductor industry is a capital intensive business and the Company's operating results may be adversely affected if net sales are not sufficient to offset the high fixed manufacturing costs and operating expenses. The Company's products are incorporated into a wide variety of consumer, automotive, office automation, communications and industrial products. A slowdown in demand for products which utilize the Company's products as a result of economic or other conditions in the worldwide markets served by the Company could adversely affect the Company's operating results.

GROSS PROFIT

    The Company's gross profit was $51.5 million and $52.1 million in the three months ended September 30, 1998 and 1997, respectively, and $100.7 million and $101.5 million in the six months ended September 30, 1998 and 1997, respectively. Gross profit as a percent of sales was 49.6% and 50.6% in the three months ended September 30, 1998 and 1997, respectively, and 49.6% and 50.7% in the six months ended September 30, 1998 and 1997, respectively. Gross margins remained relatively constant during the quarter ended September 30, 1998, with product mix remaining relatively constant and average selling price reductions, primarily in Serial EEPROMs, being offset by the Company's ongoing cost reduction programs. The Company is continuing the process of transitioning products to smaller geometries and to larger wafer sizes to reduce future manufacturing costs. The Company anticipates that its cost of sales and gross product margins will fluctuate over time, driven primarily by the product mix of 8-bit microcontroller products and related memory products, manufacturing yields, wafer fab loading levels and competitive and economic conditions.

    As a result of reduced shipments of Serial EEPROMs produced in the Company's 5-inch manufacturing facility, the Company has reduced the manufacturing levels of this wafer fab by approximately 25%. The Company is also planning a longer than normal shutdown of its wafer fabrication facilities at the end of December 1998. In order to offset the adverse cost absorption effects related to the reduced 5-inch loading and the extended shutdown, the Company has instituted a series of cost reductions in all aspects of its business. Management believes that there will be no material financial impact from the reduced 5-inch loading and extended shutdown; however, there can be no assurance that further reductions in loading related primarily to customer demand will not result in unabsorbed fixed costs, having an unfavorable impact on operating results and net income reported by the Company.

         THE FOREGOING STATEMENTS RELATING TO ANTICIPATED GROSS MARGINS, COST OF SALES, THE TRANSITION TO HIGHER YIELDING MANUFACTURING PROCESSES, 5-INCH WAFER PRODUCTION, AND THE EXTENT AND IMPACT OF OPERATING EXPENSE REDUCTIONS ARE FORWARD-LOOKING STATEMENTS. ACTUAL RESULTS COULD DIFFER MATERIALLY BECAUSE OF THE FOLLOWING FACTORS, AMONG OTHERS: FLUCTUATIONS IN PRODUCTION YIELDS, PRODUCTION EFFICIENCIES AND OVERALL CAPACITY UTILIZATION; COST AND AVAILABILITY OF RAW MATERIALS; ABSORPTION OF FIXED COSTS, LABOR AND OTHER DIRECT MANUFACTURING COSTS; THE TIMING AND SUCCESS OF MANUFACTURING PROCESS TRANSITION;

DEMAND FOR THE COMPANY'S PRODUCTS; COMPETITION AND COMPETITIVE PRESSURE ON PRICING OF SERIAL EEPROMS; THE IMPACT OF COST REDUCTIONS AND THE POSSIBLE NEED FOR FURTHER COST REDUCTIONS; CHANGES IN PRODUCT MIX; COMPETITIVE PRESSURES ON PRICES; AND OTHER ECONOMIC CONDITIONS.

         All of Microchip's assembly operations are currently performed by third-party contractors in order to meet product shipment requirements. Reliance on third parties involves some reduction in the Company's level of control over these portions of its business. While the Company reviews the quality, delivery and cost performance of these third-party contractors, there can be no assurance that reliance on third-party contractors will not adversely impact results in future reporting periods if any third-party contractor is unable to maintain assembly yields and costs at their current levels. Microchip intends to develop its own in-house assembly operations over the next twelve months, and will transition a portion of its assembly requirements from third-party contractors to fill this capacity. The Company performs test operations at Company facilities in Taiwan and Thailand.

       The Company's reliance on third-party and Company facilities in Taiwan, Thailand, the Philippines and other foreign countries, and maintenance of substantially all of its finished goods inventory overseas, entails certain political and economic risks, including political instability and expropriation, supply disruption, currency controls and exchange fluctuations, as well as changes in tax laws, tariff and freight rates. The Company has not experienced any significant interruptions in its foreign business operations to date. Nonetheless, the Company's business and operating results could be adversely
affected  if  foreign  operations  or  international  air  transportation   were
disrupted.

RESEARCH AND DEVELOPMENT

         The Company is committed to continued investment in new and enhanced products, including its development systems software, and in its design and manufacturing process technology, which are significant factors in maintaining the Company's competitive position. The dollar investment in research and development increased by 12.7% in the current quarter as compared to the corresponding quarter of the previous fiscal year, and by 3.5% from the previous quarter. The Company will continue to invest in research and development in the future, including an investment in process and product development associated with capacity expansion of the Company's fabrication facilities.

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

SELLING, GENERAL AND ADMINISTRATIVE

         The Company maintained its level of investment in selling, general and administrative costs at $16.2 million in the current quarter, as compared to $16.1 million in the immediately proceeding quarter. On similar net sales, selling, general and administrative costs were lower in the current quarter by $1.0 million as compared to the corresponding quarter of the previous fiscal year. As the Company continues to invest in incremental worldwide sales and technical support resources to promote the Company's embedded control products, selling, general and administrative costs are expected to increase over time, in relation to sales.

OTHER INCOME (EXPENSE)

         Interest income was maintained at the same level for the three months ended September 30, 1998 as compared to the prior fiscal quarter and decreased from the prior fiscal quarter as a result of reduced invested cash balances. Interest expense in the three months ended September 30, 1998 increased over the three months ended September 30, 1997 and the prior fiscal quarter, respectively, due to incremental borrowing levels associated with a stock repurchase program. Other income represents numerous immaterial non-operating items. The Company's interest expense could increase in the balance of fiscal 1999 if the Company increases its borrowings, and interest expense could be adversely impacted by increased interest rates.

PROVISION FOR INCOME TAXES

         Provisions for income taxes reflect tax on foreign earnings and federal and state tax on U.S. earnings. The Company had an effective tax rate of 27% in each of the six months ended September 30, 1998 and 1997, due to the combination of U.S. statutory taxes and lower tax rates at its foreign locations. The Company believes that its tax rate for the foreseeable future will be approximately 27%.

         THE FOREGOING STATEMENT REGARDING THE COMPANY'S ANTICIPATED FUTURE TAX RATE IS A FORWARD-LOOKING STATEMENT. ACTUAL RESULTS COULD DIFFER MATERIALLY BECAUSE OF THE FOLLOWING FACTORS, AMONG OTHERS: CURRENT TAX LAWS AND
REGULATIONS; TAXATION RATES IN GEOGRAPHIC REGIONS WHERE THE COMPANY HAS SIGNIFICANT OPERATIONS; AND CURRENT TAX HOLIDAYS AVAILABLE IN FOREIGN LOCATIONS.

YEAR 2000 ISSUE

         The Year 2000 ("Y2K") issue is the result of various computer programs being written using two digits rather than four to define the year, thus potentially rendering them incapable of properly managing and manipulating data that includes 21st century dates. The potential for Y2K issues which could reasonably affect the Company could arise from any combination of: a) the Company's own internal information processing and embedded systems, b) external systems used by providers of critical goods or services to the Company, and c) Y2K issues arising within the products manufactured by the Company.

THE COMPANY'S CURRENT STATE OF YEAR 2000 READINESS

         The Company has implemented a Y2K readiness program and has, as of September 30, 1998, taken substantial efforts to reasonably ensure that its operations are not subject to substantial adverse Y2K-related impact. This program began with a survey of potential sources of Y2K exposure which could reasonably impact the Company's business. As of September 30, 1998, this initial source identification phase has been completed.

         The subsequent step in the program has been to systematically analyze each identified potential source of Y2K exposure as to its likelihood of material effect on the Company's operations and the range of available remediation actions. In the case of identified systems INTERNAL to the Company, analysis generally involved performing physical tests which simulated performance of the systems with post-year 2000 dates. For potential sources of Y2K risk which are EXTERNAL to the Company, such as with the Company's external vendors and suppliers, the Company has typically relied upon written assurances of Y2K compliance from those various parties in lieu of physical testing by the Company's employees. To date, the Company has not identified any Y2K issues inherent in the products manufactured by the Company. The Company's products, for the most part, involve hardware integrated circuits which, at the time of sale to customers, have no inherent date sensitive features. As of September 30, 1998, the analysis phase of the Y2K readiness program has been substantially completed.

         The final phase of the Y2K readiness program involves the modification, replacement or elimination of systems identified in the prior analysis phase as being in need of remediation. To date, the Company has completed the remediation process for the majority of its identified INTERNAL systems, with the primary effort centered around the total replacement of information systems related to the Company's sales order process, planning, physical distribution and finance functions. The majority of this task was completed during the quarter ended September 30, 1998. As of September 30, 1998, the Company had surveyed and begun to receive letters of Y2K compliance from approximately 80% of its key EXTERNAL vendors and suppliers and expects to secure documentation of compliance from these business partners by September 30, 1999.

COSTS TO ADDRESS THE YEAR 2000 ISSUE

         The total cost associated with required modifications to become Y2K compliant is not expected to be material to the Company's financial position. The amount expended through September 30, 1998 was approximately $13,000,000, primarily associated with the total replacement of the information systems related to the Company's sales order process, planning, physical distribution and finance functions which was completed during the quarter ended September 30, 1998. The Company had intended to replace such systems in the ordinary cause of its business and the implementation was not substantially accelerated due to Y2K. The Company believes that the cost of its Y2K readiness program, as well as currently anticipated costs to be incurred with respect to Y2K issues of third-parties, will not exceed $18,000,000, inclusive of the costs described above. It is anticipated that all such expenditures will be funded from operating cash flows and absorbed as part of the Company's ongoing operations.

         THE FOREGOING STATEMENTS RELATED TO MATERIALITY OF Y2K COSTS, THE COSTS TO ADDRESS Y2K ISSUES AND THE FUNDING AND ABSORPTION OF SUCH COSTS ARE FORWARD LOOKING STATEMENTS. ACTUAL RESULTS COULD DIFFER MATERIALLY BECAUSE OF THE FOLLOWING FACTORS, AMONG OTHERS: THE FAILURE TO CORRECTLY TIMELY IDENTIFY AND CORRECT Y2K PROBLEMS, EITHER BY THE COMPANY OR ITS KEY SUPPLIERS OR CUSTOMERS.

MOST REASONABLY LIKELY WORST CASE SCENARIO(S)

         Having reasonably determined that the Company's own hardware and software systems will be substantially Y2K compliant and that its products inherently have no date code-related issues, management believes that the worst case scenarios would most likely involve massive, simultaneous Y2K-related disruptions from the Company's key external raw material suppliers and/or service providers. For these worst case scenarios to have maximum adverse impact on the Company, the vendors in question would either need to be sole-source providers or their peer companies, who would otherwise be potential second-source suppliers, would also need to undergo similar Y2K-related disruption. Examples on the material supplier side would include extended and substantial disruptions of the Company's key raw material suppliers of: silicon wafers, leadframes, specialty chemicals and gasses. Examples on the service provider side would include extended, substantial disruptions of the Company's third-party semiconductor assembly firms, telecommunications and datacommunications services, airfreight and delivery services, or the worldwide banking system. The Company believes that such massive and simultaneous disruptions of the supply of basic goods and services due to Y2K-related issues are highly unlikely to occur.

CONTINGENCY PLANS

         The Company has made no contingency plans for handling Y2K issues because it believes that the steps it has taken to assess its own hardware and software systems and those of its key vendors and suppliers are adequate to ensure minimal disruption to its business processes. In the event of random, unforeseen Y2K problems (such as the failure of specific pieces of process equipment, or the temporary inability of certain vendors to provide materials or services) the Company believes that these types of issues will most likely be able to be resolved in the normal course of business, including the potential use of alternate suppliers, in most cases.

LIQUIDITY AND CAPITAL RESOURCES

         The Company had $27.8 million in cash and cash equivalents at September 30, 1998, a decrease of $4.4 million from the March 31, 1998 balance. The Company has an unsecured line of credit with a syndicate of domestic banks totaling $90.0 million. Borrowings under the domestic line of credit as of September 30, 1998 were $45.0 million. The domestic line of credit requires the Company to achieve certain financial ratios and operating results. The Company was in compliance with these covenants at September 30, 1998. The Company also has an unsecured short term line of credit totaling $29.8 million with certain foreign banks. Borrowings under the foreign line of credit as of September 30, 1998 were $1.8 million. There are no covenants related to the foreign line of credit. At September 30, 1998, an aggregate of $73.0 million of these facilities was available, subject to financial covenants and ratios with which the Company was in compliance. The Company's ability to fully utilize these facilities is dependent on the Company remaining in compliance with such covenants and ratios.

         During the six months ended September 30, 1998, the Company generated $49.3 million of cash from operating activities, a decrease of $42.1 million from the six months ended September 30, 1997. The decrease in cash flow from operations was primarily due to a special charge which decreased profitability, a lower accounts payable balance as a result of lower capital purchases, an increase in inventories and an increase in accounts receivable.

         It is anticipated that the Company's investment in working capital will continue to grow in line with sales growth. Inventory turns are expected to remain relatively consistent over the balance of this fiscal year reflecting the current net sales projection and capacity reductions of the Company's 5-inch wafer fab. The accounts receivables balance grew in the quarter ending September 30, 1998, primarily due to reduced shipment linearity in the quarter associated with the implementation of a new information system. It is anticipated that accounts receivable balances will return to historical levels in future quarters, in relationship to sales.

         THE FOREGOING STATEMENTS REGARDING INVESTMENT IN WORKING CAPITAL, INVENTORY TURNS AND ACCOUNTS RECEIVABLE BALANCES FOR FUTURE QUARTERS ARE FORWARD LOOKING STATEMENTS. ACTUAL RESULTS COULD DIFFER

MATERIALLY BECAUSE OF THE FOLLOWING FACTORS, AMONG OTHERS: THE LEVEL OF ORDERS THAT ARE RECEIVED AND CAN BE SHIPPED IN A QUARTER; TIMELINESS OF CUSTOMER INVOICING; INVENTORY MIX AND TIMING OF CUSTOMER ORDERS; COMPETITION AND COMPETITIVE PRESSURES ON PRICING AND PRODUCT AVAILABILITY; CUSTOMERS' INVENTORY LEVELS, ORDER PATTERNS AND SEASONALITY; THE CYCLICAL NATURE OF BOTH THE SEMICONDUCTOR INDUSTRY AND THE MARKETS ADDRESSED BY THE COMPANY'S PRODUCTS; MARKET ACCEPTANCE OF THE PRODUCTS OF BOTH THE COMPANY AND ITS CUSTOMERS; DEMAND FOR THE COMPANY'S PRODUCTS; FLUCTUATIONS IN PRODUCTION YIELDS, PRODUCTION EFFICIENCIES AND OVERALL CAPACITY UTILIZATION; CHANGES IN PRODUCT MIX; AND ABSORPTION OF FIXED COSTS, LABOR AND OTHER FIXED MANUFACTURING COSTS; AND COLLECTION OF ACCOUNTS RECEIVABLE AND DAYS OUTSTANDING.

         The Company's level of capital expenditures varies from time to time as a result of actual and anticipated business conditions. Capital expenditures in the six months ended September 30, 1998 and 1997 were $24.2 million and $78.6 million, respectively. Capital expenditures were primarily for the expansion of production capacity and the addition of research and development equipment in each of these periods. The Company currently intends to spend approximately $75.0 million during the next 12 months for additional capital equipment to increase capacity at its existing wafer fabrication facilities to expand product test operations and to develop in-house assembly capacity. The Company expects capital expenditures will be financed by cash flow from operations, available debt arrangements and other sources of financing. The Company believes that the capital expenditures anticipated to be incurred over the next 12 months will provide sufficient manufacturing capacity to meet its currently anticipated needs.

         Net cash used in financing activities was $29.5 million for the six months ended September 30, 1998. Net cash provided by financing activities was $4.4 million for the six months ended September 30, 1997. Proceeds from sale of stock and put options were $7.0 million and $7.2 million for the six months ended September 30, 1998 and 1997, respectively. Payments on long term debt and capital lease obligations were $2.5 million and $2.7 million for the six months ended September 30, 1998 and 1997, respectively. Proceeds from lines of credit were $23.8 million for the six months ended September 30, 1998. Cash expended for the purchase of the Company's Common Stock was $57.9 million for the six months ended September 30, 1998.

         During the six months ended September 30, 1998, the Company purchased 2,222,500 shares of Common Stock at an aggregate cost of $57,890,000 and had outstanding 950,000 put options at prices ranging from $22.30 to $38.81. Subsequent to September 30, 1998, the Company purchased 625,000 shares of Common Stock at an aggregate cost of $12,430,000. The Company also has outstanding puts, a costless collar and a net share settled forward contact. See Note 8 to "Condensed Consolidated Financial Statements." These derivative transactions could obligate the Company to purchase shares of the Company's Common Stock in the future if the stock price is below the strike price of the instruments.

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

                           PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         (a) The Annual Meeting of Stockholders of the Company was held on August 10, 1998 (the "Meeting").

         (b) Steve Sanghi, Albert J. Hugo-Martinez, L.B. Day and Matthew W. Chapman were elected as Directors at the Meeting.

         (c) The results of the vote on the matters voted upon at the Meeting were as follows:

                  (i)      ELECTION OF DIRECTORS:

                                                                       FOR            WITHHELD/ABSTAIN

                                   Steve Sanghi                     42,412,735              48,071
                                   Albert J. Hugo-Martinez          42,357,110             103,696
                                   L.B. Day                         42,357,061             103,745
                                   Matthew W. Chapman               41,042,481           1,418,325

                  (ii) RATIFICATION OF APPOINTMENT OF KPMG PEAT MARWICK LLP AS THE COMPANY'S INDEPENDENT AUDITORS FOR THE FISCAL YEAR ENDING MARCH 31, 1999:

                               FOR          AGAINST           ABSTAIN

                           42,398,471       36,271            26,064

The foregoing matters are described in more detail in the Registrant's definitive proxy statement dated July 6, 1998 relating to the Meeting.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits.

                  3.1      By-Laws of Registrant as amended  through  August 10,
                           1998.

                  3.2 Modification Agreement dated as of November 4, 1998 to the Credit Agreement dated as of October 28, 1997 among Registrant, the Banks named therein, Bank One, Arizona, N.A., as Administrative Agent and The First National Bank of Chicago, as Documentation Agent

         (b)      Reports on Form 8-K.

                  The registrant did not file any reports on Form 8-K during the quarter ended September 30, 1998.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 MICROCHIP TECHNOLOGY INCORPORATED

Date: November 9, 1998           By: /s/ C. Philip Chapman
     ------------------              --------------------------------
                                     C. Philip Chapman
                                     Vice President, Chief Financial Officer
                                     and Secretary (Duly Authorized Officer, and
                                     Principal Financial and Accounting Officer)