Form 10-Q
period 1998-12-31
MICROCHIP TECHNOLOGY INC
filed 1999-02-12
CIK 827054

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended DECEMBER 31, 1998.

                                       OR

(   )    TRANSITION  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE  SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________.

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

Yes   X               No
    -----                -----

The number of shares outstanding of the issuer's common stock, as of January 29, 1998:

COMMON STOCK, $.001 PAR VALUE:   50,712,393                               SHARES
                              --------------------------------------------

================================================================================

               MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES

                                      INDEX


                                                                            PAGE

PART I.        FINANCIAL INFORMATION.

     Item 1.   Financial Statements

          Condensed  Consolidated  Balance Sheets - December
               31, 1998 and March 31, 1998 ...................................3

          Condensed  Consolidated  Statements  of  Income  -
               Three and Nine Months Ended December 31, 1998
               and December 31, 1997 .........................................4

          Condensed Consolidated  Statements of Cash Flows -
               Nine  Months  Ended  December  31,  1998  and
               December 31, 1997 .............................................5

          Notes to Condensed Consolidated Financial
               Statements ....................................................6

     Item 7.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations ................10

PART II.       OTHER INFORMATION.

     Item 6.   Exhibits and Reports on Form 8-K .............................19

SIGNATURES ..................................................................20

               MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                      (in thousands except share amounts)

                                            ASSETS
                                                                  December 31,      March 31,
                                                                      1998            1998
                                                                  ------------    ------------
                                                                   (Unaudited)

Cash and cash equivalents                                         $     24,961    $     32,188
Accounts receivable, net                                                56,206          56,320
Inventories                                                             72,109          66,293
Prepaid expenses                                                         3,224           2,208
Deferred tax asset                                                      41,751          35,778
Other current assets                                                     1,797           1,802
                                                                  ------------    ------------
   Total current assets                                                200,048         194,589

Property, plant and equipment, net                                     306,594         325,892
Other assets                                                             4,146           4,262
                                                                  ------------    ------------

   Total assets                                                   $    510,788    $    524,743
                                                                  ============    ============

                             LIABILITIES AND STOCKHOLDERS' EQUITY

Short-term lines of credit                                        $     13,800    $     16,000
Accounts payable                                                        24,580          36,049
Current maturities of long-term debt                                     1,260           2,196
Current maturities of capital  lease obligations                           726           2,206
Accrued liabilities                                                     48,988          53,452
Deferred income on shipments to distributors                            29,720          29,515
                                                                  ------------    ------------
   Total current liabilities                                           119,074         139,418

Long-term lines of credit                                               28,000           7,000
Long-term debt, less current maturities                                    521           1,420
Capital lease obligations, less current maturities                        --               348
Long-term pension accrual                                                  910             976
Deferred tax liability                                                   9,652           8,273

Stockholders'  equity:

Preferred stock, $.001 par value; authorized
  5,000,000 shares; no shares issued or outstanding                       --              --
Common stock, $.001 par value; authorized 100,000,000
  shares; issued 53,881,342 and outstanding 50,651,256
  shares at December 31, 1998; issued 53,881,342 and
  outstanding 52,870,389 shares at March 31, 1998                           54              54
Additional paid-in capital                                             173,050         176,865
Retained  earnings                                                     262,384         214,193
Less shares of common stock held in treasury at cost; 3,230,086
shares at December 31, 1998 and 1,010,953 at March 31, 1998            (82,857)        (23,804)
                                                                  ------------    ------------
   Net stockholders' equity                                            352,631         367,308

   Total liabilities and stockholders' equity                     $    510,788    $    524,743
                                                                  ============    ============

     See accompanying notes to condensed consolidated financial statements

               MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                    (in thousands except per share amounts)

                                           Three Months Ended        Nine Months Ended
                                              December 31,              December 31,
                                         ----------------------    ----------------------
                                            1998         1997         1998         1997
                                         ---------    ---------    ---------    ---------
                                               (Unaudited)               (Unaudited)
Net sales                                $ 100,167    $ 103,550    $ 303,436    $ 303,814
Cost of sales                               49,525       53,746      152,063      152,476
                                         ---------    ---------    ---------    ---------
   Gross profit                             50,642       49,804      151,373      151,338


Operating expenses:
   Research and development                 10,140       10,009       31,098       28,599
   Selling, general and administrative      15,382       17,212       47,503       50,638
   Special charge                             --          5,000        5,500        5,000
                                         ---------    ---------    ---------    ---------
                                            25,522       32,221       84,101       84,237

Operating income                            25,120       17,583       67,272       67,101

Other income (expense):
   Interest income                             143          755          563        2,340
   Interest expense                           (845)        (267)      (2,407)        (835)
   Other, net                                   38          (89)         586           80
                                         ---------    ---------    ---------    ---------

Income  before income  taxes                24,456       17,982       66,014       68,686

Income taxes                                 6,602        4,855       17,823       18,545
                                         ---------    ---------    ---------    ---------

Net income                               $  17,854    $  13,127    $  48,191    $  50,141
                                         =========    =========    =========    =========


 Basic net income per share              $    0.35    $    0.24    $    0.94    $    0.94
                                         =========    =========    =========    =========


 Diluted net income per share            $    0.34    $    0.23    $    0.90    $    0.89
                                         =========    =========    =========    =========

Weighted average common
   shares outstanding                       50,647       53,762       51,422       53,362
                                         =========    =========    =========    =========

Weighted average common and common
   equivalent shares outstanding            53,192       56,822       53,819       56,557
                                         =========    =========    =========    =========

     See accompanying notes to condensed consolidated financial statements

               MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (in thousands)

                                                           Nine Months Ended
                                                              December 31,
                                                        ------------------------
                                                           1998          1997
                                                        ---------     ---------
Cash flows from operating activities:                         (Unaudited)
Net income                                              $  48,191     $  50,141
Adjustments to reconcile net income to
net cash provided by operating
activities:
     Provision for doubtful accounts                          216           456
     Provision for inventory valuation                      1,567           669
     Provision for pension accrual                            708           954
     Special charges                                         --           5,000
     Depreciation and amortization                         48,978        39,055
     Amortization of purchased technology                     225           225
     Deferred income taxes                                 (4,594)       (4,368)
     Increase in accounts receivable                         (102)       (1,407)
     Increase in inventories                               (7,383)       (2,598)
     Increase (decrease) in accounts payable
       and accrued liabilities                            (15,933)       25,749
     Change in other assets and liabilities                (1,689)       11,413
                                                        ---------     ---------

Net cash provided by operating activities                  70,184       125,289
                                                        ---------     ---------

Cash flows from investing activities:
     Capital expenditures                                 (29,680)     (123,359)
                                                        ---------     ---------

Net cash used in investing activities                     (29,680)     (123,359)
                                                        ---------     ---------

Cash flows from financing activities:

     Net proceeds from lines of credit                     18,800          --
     Payments on long-term debt                            (1,835)       (1,967)
     Payments on capital lease obligations                 (1,828)       (2,941)
     Repurchase of common stock                           (70,324)       (7,519)
     Proceeds from sale of stock and put options            7,456         9,342
                                                        ---------     ---------

Net cash used in financing activities                     (47,731)       (3,085)
                                                        ---------     ---------

Net decrease in cash and cash equivalents                  (7,227)       (1,155)

Cash and cash equivalents at beginning of period           32,188        42,999
                                                        ---------     ---------

Cash and cash equivalents at end of period              $  24,961     $  41,844
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

         The accompanying financial statements have been prepared in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, the accompanying financial statements include all adjustments of a normal recurring nature which are necessary for a fair presentation of the results for the interim periods presented. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations. It is suggested that these financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 1998. The results of operations for the nine months ended December 31, 1998 are not necessarily indicative of the results to be expected for the full fiscal year.

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

(3)      ACQUISITIONS

         KEELOQ(R) HOPPING COde

         On November 17, 1995, the Company acquired the Keeloq(R) hopping code technology and patents developed by Nanoteq Ltd. of the Republic of South Africa, and the marketing rights related thereto (the "Keeloq Acquisition"). The Keeloq Acquisition was treated as an asset purchase for accounting purposes. The amount paid for the Keeloq Acquisition, including all related costs, was $12,948,000. The Company has written off a substantial portion of the purchase price that relates to in-process research and development costs, which is consistent with the Company's ongoing treatment of research and development costs, as well as all Keeloq Acquisition-related costs. The special charge associated with the Keeloq Acquisition was $11,448,000, with the balance treated as purchased technology and amortized on a straight line basis over five years. Under the terms of the Keeloq Acquisition, the Company agreed to make a secondary payment, the amount of which will be determined by a formula based on the net sales and gross margin results of the Company's Keeloq product division for a six-month measurement period. Any such secondary payment is based on future performance and is currently estimated to be between $8,000,000 and $15,000,000. The measurement period is the six-month period ending March 31, 1999, based upon an election which was made by the seller.

(4)      ACCOUNTS RECEIVABLE

         Accounts receivable consists of the following (amounts in thousands):

                                                    December 31,     March 31,
                                                        1998           1998
                                                    ------------   ------------
                                                    (unaudited)
         Trade accounts receivable                  $     58,294   $     57,922
         Other                                               421            790
                                                    ------------   ------------
                                                          58,712         58,712
         Less allowance for doubtful accounts              2,509          2,392
                                                    ------------   ------------
                                                    $     56,206   $     56,320
                                                    ============   ============

(5)      INVENTORIES

         The components of inventories are as follows (amounts in thousands):

                                                    December 31,     March 31,
                                                        1998           1998
                                                    ---------------------------
                                                    (unaudited)
         Raw materials                              $      4,852   $      5,795
         Work in process                                  47,277         40,000
         Finished goods                                   30,906         30,021
                                                    ------------   ------------
                                                          83,035         75,816

         Less allowance for inventory valuation           10,926          9,523
                                                    ------------   ------------
                                                    $     72,109   $     66,293
                                                    ============   ============

(6)      PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment consists of the following (amounts in thousands):

                                                    December 31,     March 31,
                                                        1998           1998
                                                    ---------------------------
                                                    (unaudited)

         Land                                       $     11,545   $     11,749
         Building and building improvements               78,570         59,725
         Machinery and equipment                         371,941        322,624
         Projects in process                              41,173         82,528
                                                    ------------   ------------
                                                         503,229        476,626
         Less accumulated depreciation
         and amortization                                196,635        150,734
                                                    ------------   ------------
                                                    $    306,594   $    325,892
                                                    ============   ============

(7)      LINES OF CREDIT

         The Company has an unsecured line of credit with a syndicate of U.S. banks for up to $90,000,000, bearing interest at LIBOR (5.624% at December 31, 1998) plus .325%, expiring in October 2000. At December 31, 1998 and at March 31, 1998, the Company had utilized $28,000,000 and $7,000,000, respectively, of the line of credit. The agreement between the Company and the syndicate of banks requires the Company to achieve certain financial ratios and operating results. The Company was in compliance with these covenants as of December 31, 1998.

         The Company has an additional unsecured line of credit with various Taiwan financial institutions for up to $32,800,000 (U.S. Dollar equivalent). These borrowings are predominantly denominated in New Taiwan Dollars, bearing interest at SIBOR (5.125% at December 31, 1998) plus 0.60%, and expiring on various dates through November 1999. At December 31, 1998 and March 31, 1998 the Company had utilized $13,800,000 and $16,000,000, respectively, of this line of credit.

(8)      STOCKHOLDERS' EQUITY

         STOCK PURCHASE AND OPTION ACTIVITY. As of March 31, 1998, the Company held 1,010,953 shares in treasury stock. During the nine months ended December 31, 1998, the Company's Board of Directors authorized the purchase of up to
4,000,000 shares of Common Stock and the sale of put options covering an additional 500,000 shares of Common Stock. In connection with the stock purchase program, during the nine months ended December 31, 1998, the Company purchased a total of 2,847,500 shares of the Company's Common Stock in open market activities at a total cost of $70,324,000. For the nine month period ended December 31, 1998, the Company had reissued 958,942 of purchased shares through stock option exercises, the Company's employee stock purchase plan and settlements related to the Company's net share settled forward contract. As of December 31, 1998, the Company held 3,230,086 shares in treasury stock.

         Also in connection with the stock purchase program, during the nine months ended December 31, 1998, the Company sold put options covering 500,000 shares of Common Stock at prices ranging from $22.30 to $23.75 per share. During the nine months ended December 31, 1998, the Company purchased put options for 100,000 shares. The net proceeds from the sale and purchase of such put options, in the amount of $2,231,000 for the nine months ended December 31, 1998, were charged to additional paid-in capital. As of December 31, 1998, the Company had outstanding put options covering 850,000 shares of Common Stock which have expiration dates ranging from January 29, 1999 to September 13, 1999, at prices ranging from $22.30 to $37.88 per share.

         Also in connection with the stock purchase program, during the nine months ended December 31, 1998, the Company completed a costless collar transaction involving the purchase of call options covering 500,000 shares of Common Stock priced at $25.95 and the sale of put options covering 665,000 shares of Common Stock priced at $25.19. The expiration date of the transaction is April 1999. Also in connection with the stock purchase program, during the nine months ended December 31, 1998, the Company completed a net share settled forward contract for 2,000,000 shares of Common Stock at an average price of $29.24. The expiration date of this transaction is May 2000, with quarterly interim settlement dates.

         The Company expects from time to time to purchase shares of Common Stock in connection with its authorized stock purchase program.

(9)      NET INCOME PER SHARE

         The following table sets forth the computation of basic and diluted net income per share (in thousands except per share amounts):

                                                 Three Months Ended  Nine Months Ended
                                                     December 31,        December 31,
                                                     (Unaudited)         (Unaudited)
                                                   1998      1997      1998      1997
                                                 -----------------   -----------------
            Net income                           $17,854   $13,127   $48,191   $50,141
                                                 =======   =======   =======   =======

            Weighted average common
            shares outstanding                    50,647    53,762    51,422    53,362

            Dilutive effect of stock options       2,545     3,060     2,397     3,195
                                                 -----------------   -----------------

            Weighted average common and common
            equivalent shares outstanding         53,192    56,822    53,819    56,557
                                                 =======   =======   =======   =======

            Basic net income per share           $  0.35   $  0.24   $  0.94   $  0.94
                                                 =======   =======   =======   =======
            Diluted net income per share         $  0.34   $  0.23   $  0.90   $  0.89
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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION AND FOURTH QUARTER OUTLOOK

         The current environment in the semiconductor industry continues to be characterized by flat to negative sales growth, extremely low order visibility and declining inventory levels at customers and throughout the distribution channel. Over the past twelve months Microchip's sales in dollars have remained relatively flat overall, while the Company has experienced moderate growth in its core 8-bit microcontroller product line and has continued to gain market share in that market. Microchip anticipates an industry-wide return to growth during the second half of this calendar year and has taken a variety of measures to optimally position the Company for such an upturn.

         The Company  has  decided to  implement  two  restructuring  actions to position the Company for future cost effective growth. During the March 1999 quarter, the Company will complete closure of its 5-inch wafer line which represents the Company's least flexible and least cost-effective productive capacity. In eliminating the 5-inch production capacity, the Company's productive capacity will be reduced by approximately 20%. The Company intends to replace this capacity with 6-inch and 8-inch wafer production, but intends to delay this action until inventories have been reduced in both net dollars and days' sales of inventories. The Company also plans to restructure its assembly and test operations over the next two quarters, migrating more of its test and a portion of its assembly to lower-cost, Company-owned facilities. Based on these two restructuring actions, the Company expects to incur a special restructuring charge in the March 1999 quarter of $15 to $17 million.

         Additionally, as indicated in Footnote (3) in the Notes to Condensed Consolidated Financial Statements, under the terms of the Keeloq Acquisition, the Company expects to make the final acquisition payment based upon the performance of the Company's Keeloq(R) products during the measurement period ending March 31, 1999. This payment is currently estimated to be between $8 million and $15 million.

         THE FOREGOING STATEMENTS RELATING TO ANTICIPATED INDUSTRY-WIDE RETURN TO GROWTH, THE COMPANY'S POSITIONING FOR AN INDUSTRY-WIDE UPTURN, THE AMOUNT OF RESTRUCTURING CHARGES FOR THE QUARTER ENDING MARCH 31, 1999 AND THE AMOUNT OF THE FINAL PAYMENT FOR THE KEELOQ ACQUISITION ARE FORWARD-LOOKING STATEMENTS. ACTUAL RESULTS COULD DIFFER MATERIALLY BECAUSE OF THE FOLLOWING FACTORS, AMONG OTHERS; MARKET CONDITIONS IN THE SEMICONDUCTOR INDUSTRY AND DEMAND FOR THE COMPANY'S PRODUCTS; DELAY IN THE FACILITATION OF THE COMPANY'S IN-HOUSE ASSEMBLY AND TEST OPERATIONS; FLUCTUATIONS IN PRODUCTION YIELDS AND PRODUCTION EFFICIENCIES; OVERALL CAPACITY UTILIZATION; COST AND AVAILABILITY OF RAW
MATERIALS; ABSORPTION OF FIXED COSTS, LABOR AND OTHER DIRECT MANUFACTURING COSTS; CHANGES IN PRODUCT MIX; AND SALES OF KEELOQ(R)-RELATED PRODUCTS DURING THE SIX MONTHS ENDING MARCH 31, 1999.

RESULTS OF OPERATIONS

         The following table sets forth certain operational data as a percentage of net sales for the periods indicated:

                                          Three Months Ended   Nine Months Ended
                                             December 31,        December 31,
                                            1998      1997      1998      1997
                                          --------------------------------------

     Net sales .........................   100.0%    100.0%    100.0%    100.0%
     Cost of sales .....................    49.4%     51.9%     50.1%     50.2%
                                           -----     -----     -----     -----
     Gross profit ......................    50.6%     48.1%     49.9%     49.8%
     Research and development ..........    10.1%      9.7%     10.2%      9.4%
     Selling, general and administrative    15.4%     16.6%     15.7%     16.7%
     Special charge ....................    --         4.8%      1.8%      1.6%
                                           -----     -----     -----     -----
     Operating income ..................    25.1%     17.0%     22.2%     22.1%
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

NET SALES

         Microchip's net sales for the quarter ended December 31, 1998 were $100.2 million, a decrease of 3.3% over sales of $103.6 million for the corresponding quarter of the previous fiscal year, and a decrease of 3.5% from the previous quarter's sales of $103.8 million. Net sales for the nine months ended December 31, 1998 were $303.4 million, flat with sales of $303.8 million in the corresponding period of the previous fiscal year.

         The Company's family of 8-bit microcontrollers represents the largest component of Microchip's total net sales. Microcontrollers and associated application development systems accounted for 76% and 67% of net sales in the three months ended December 31, 1998 and 1997, respectively. A related component of the Company's product sales consists primarily of Serial EEPROM memories which accounted for 24% and 33% of net sales in the three months ended December 31, 1998 and 1997, respectively. Microcontroller and associated application development systems accounted for 75% and 68% of net sales in the nine months ended December 31, 1998 and 1997, respectively, while the related component consisting of primarily Serial EEPROM memories accounted for 25% and 32%, respectively, for the same periods.

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

         The Company's overall average selling prices for its microcontroller products have remained relatively constant, while average selling prices of its memory products have declined over time. During fiscal 1998 and the first nine months of fiscal 1999, the Company continued to experience increased pricing pressure on its memory products, primarily due to the less proprietary nature of these products and increased competition, and the Company expects this to continue in the future. While average selling prices for microcontrollers have remained relatively constant, the Company has experienced, and expects to continue to experience, increasing pricing pressure in certain microcontroller product lines, due primarily to competitive conditions. There can be no assurance that average selling prices for the Company's microcontroller or other products can be maintained due to increased pricing pressure in the future. An increase in pricing pressure could adversely affect the Company's operating results.

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

         Foreign sales represented 71.0% of net sales in both the three months ended December 31, 1998 and 1997 and 68.0% and 70.0% for the nine months ended December 31, 1998 and 1997, respectively. The Company's foreign sales have been predominantly in Asia and Europe which the Company attributes to the manufacturing strength in those areas for consumer, automotive, office automation, communications and industrial products. The majority of foreign sales are U.S. Dollar denominated. The Company has entered into, and from time to time will enter into, hedging transactions in order to minimize exposure to currency rate fluctuations. Although none of the countries in which the Company conducts significant foreign operations have had a highly inflationary economy in the last five years, there is no assurance that inflation rates or fluctuations in foreign currency rates in countries where the Company conducts operations will not adversely affect the Company's operating results in the future.

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

GROSS PROFIT

         The Company's gross profit was $50.6 million and $49.8 million in the three months ended December 31, 1998 and 1997, respectively, and $151.4 million and $151.3 million in the nine months ended December 31, 1998 and 1997, respectively. Gross profit as a percent of sales was 50.6% and 48.1% in the three months ended December 31, 1998 and 1997, respectively, and 49.9% and 49.8% in the nine months ended December 31, 1998 and 1997, respectively. Gross margins improved during the quarter ended December 31, 1998, influenced primarily by improved product mix between microcontrollers and Serial EEPROMS and the Company's ongoing cost reduction programs. The Company anticipates that its gross product margins will fluctuate over time, driven primarily by the product mix of 8-bit microcontroller products and related memory products, wafer fab loading levels, ongoing cost reduction efforts, manufacturing yields and competitive and economic conditions.

         During the quarter ended December 31, 1998, the Company reduced the manufacturing levels of its 5-inch wafer fab by approximately 30%. The Company also completed a longer than normal holiday shutdown of its wafer fabrication facilities at the end of December 1998. The Company intends to eliminate its 5-inch wafer line by the end of the current fiscal quarter, primarily due to the higher cost and lower manufacturing flexibility of this production line. The
Company intends to replace this capacity with 6-inch and 8-inch wafer production, but intends to delay this action until inventories have been reduced in both net dollars and days' sales of inventories. The Company also plans to restructure its assembly and test operations over the next two quarters.

         In order to offset the adverse cost absorption effects related to the elimination of the 5-inch wafer fab, the Company has instituted a series of cost reductions in all aspects of its business. There can be no assurance that these restructuring actions and cost reductions will sufficiently reduce fixed manufacturing costs to enable the Company to maintain gross profit margins. In addition, these restructuring actions could result in execution problems and manufacturing yield problems that could adversely impact the Company's gross profit.

         THE FOREGOING STATEMENTS RELATING TO ANTICIPATED GROSS PRODUCT MARGIN, CLOSURE OF THE COMPANY'S 5-INCH WAFER PRODUCTION LINE, AND THE EXTENT AND IMPACT OF OPERATING EXPENSE REDUCTIONS ARE FORWARD-LOOKING STATEMENTS. ACTUAL RESULTS COULD DIFFER MATERIALLY BECAUSE OF THE FOLLOWING FACTORS, AMONG OTHERS:
FLUCTUATIONS IN PRODUCTION YIELDS, PRODUCTION EFFICIENCIES AND OVERALL CAPACITY UTILIZATION; COST AND AVAILABILITY OF RAW MATERIALS; ABSORPTION OF FIXED COSTS, LABOR AND OTHER DIRECT MANUFACTURING COSTS; THE TIMING AND SUCCESS OF MANUFACTURING PROCESS TRANSITION; DEMAND FOR THE COMPANY'S PRODUCTS; COMPETITION AND

COMPETITIVE PRESSURE ON PRICING; THE IMPACT OF COST REDUCTIONS AND THE POSSIBLE NEED FOR FURTHER COST REDUCTIONS; CHANGES IN PRODUCT MIX; AND OTHER ECONOMIC CONDITIONS.

         All of Microchip's assembly operations are currently performed by third-party contractors in order to meet product shipment requirements. Reliance on third parties involves some reduction in the Company's level of control over these portions of its business. While the Company reviews the quality, delivery and cost performance of these third-party contractors, there can be no assurance that reliance on third-party contractors will not adversely impact results in future reporting periods if any third-party contractor is unable to maintain assembly yields and costs at their current levels. Microchip intends to develop its own in-house assembly operations over the next twelve months, and will transition a portion of its assembly requirements from third-party contractors to fill this capacity. The Company currently performs test operations at Company-owned facilities in Taiwan and Thailand.

         THE FOREGOING STATEMENT RELATED TO THE COMPANY'S INTENTION TO DEVELOP IN-HOUSE ASSEMBLY AND TEST OPERATIONS OVER THE NEXT 12 MONTHS IS A FORWARD-LOOKING STATEMENT. ACTUAL RESULTS COULD DIFFER MATERIALLY BECAUSE OF THE FOLLOWING FACTORS, AMONG OTHERS: TIMING AND SUCCESS OF THE TRANSITION FROM THIRD PARTY ASSEMBLY SERVICES PROVIDERS TO COMPANY-OWNED ASSEMBLY AND TEST OPERATIONS; DELAY IN THE FACILITATION OF THE COMPANY'S IN-HOUSE ASSEMBLY AND TEST OPERATIONS; DIFFICULTIES IN THE TRANSITION OF THE ASSEMBLY FUNCTION FROM THIRD PARTIES TO THE COMPANY; SUPPLY DISRUPTION; LABOR UNREST; CHANGES IN PRODUCT MIX; COMPETITIVE PRESSURES ON PRICES AND OTHER ECONOMIC CONDITIONS.

       The Company's reliance on third-party and Company-owned facilities in Taiwan, Thailand, the Philippines and other foreign countries, and maintenance of substantially all of its finished goods inventory overseas, entails certain political and economic risks, including political instability and expropriation, supply disruption, currency controls and exchange fluctuations, as well as changes in tax laws, tariff and freight rates. The Company has not experienced any significant interruptions in its foreign business operations to date. Nonetheless, the Company's business and operating results could be adversely
affected  if  foreign  operations  or  international  air  transportation   were
disrupted.

RESEARCH AND DEVELOPMENT

         The Company is committed to continued investment in new and enhanced products, including its development systems software, and in its design and manufacturing process technology, which are significant factors in maintaining the Company's competitive position. The dollar investment in research and development increased by 1.3% in the current quarter as compared to the corresponding quarter of the previous fiscal year, and decreased by 4.1% from the previous quarter as a result of the Company's ongoing cost reduction programs. The Company will continue to invest in research and development in the future, including an investment in process and product development.

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

SELLING, GENERAL AND ADMINISTRATIVE

         The Company reduced its level of selling, general and administrative costs to $15.4 million in the current quarter compared to $16.2 million in the immediately proceeding quarter. This decrease resulted from the Company's ongoing cost reduction programs. On slightly lower net sales, selling, general and administrative costs were lower in the current quarter by $1.8 million, as compared to the corresponding quarter of the previous fiscal year. As the Company continues to invest in incremental worldwide sales and technical support resources to promote the Company's embedded control products, selling, general and administrative costs are expected to increase over time, in relation to sales.

OTHER INCOME (EXPENSE)

         Interest income was maintained at the same level for the three months ended December 31, 1998, as compared to the prior fiscal quarter and decreased from the corresponding quarter of the previous fiscal year as a result of reduced invested cash balances. Interest expense in the three months ended December 31, 1998 increased over the three months ended December 31, 1997, due to incremental borrowing levels associated with the stock repurchase program. Interest expense in the three months ended December 31, 1998 decreased from the prior fiscal quarter due to lower borrowings on the Company's lines of credit. Other income represents numerous immaterial non-operating items. The Company's interest expense could increase in the balance of fiscal 1999 if the Company increases its borrowings, and interest expense could be adversely impacted by increased interest rates.

PROVISION FOR INCOME TAXES

         Provision for income taxes reflect tax on foreign earnings and federal and state tax on U.S. earnings. The Company had an effective tax rate of 27% in each of the nine months ended December 31, 1998 and 1997, due to the combination of U.S. statutory taxes and lower tax rates at its foreign locations. The Company believes that its tax rate for the foreseeable future will be approximately 27%.

         THE FOREGOING STATEMENT REGARDING THE COMPANY'S ANTICIPATED FUTURE TAX RATE IS A FORWARD-LOOKING STATEMENT. ACTUAL RESULTS COULD DIFFER MATERIALLY BECAUSE OF THE FOLLOWING FACTORS, AMONG OTHERS: CURRENT TAX LAWS AND
REGULATIONS; TAXATION RATES IN GEOGRAPHIC REGIONS WHERE THE COMPANY HAS SIGNIFICANT OPERATIONS; AND CURRENT TAX HOLIDAYS AVAILABLE IN FOREIGN LOCATIONS.

YEAR 2000 ISSUE

         The Year 2000 ("Y2K") issue is the result of various computer programs being written using two digits rather than four to define the year, thus potentially rendering them incapable of properly managing and manipulating data that includes 21st century dates. The potential for Y2K issues which could reasonably affect the Company could arise from any combination of: a) the Company's own internal information processing and embedded systems, b) external systems used by providers of critical goods or services to the Company, c) customer failures resulting from Y2K problems leading to reductions in demand from the customer and d) Y2K issues arising within the products manufactured by the Company.

THE COMPANY'S CURRENT STATE OF YEAR 2000 READINESS

         The Company has implemented a Y2K readiness program and has, as of December 31, 1998, taken substantial efforts to reasonably insure that its operations are not subject to substantial adverse Y2K-related impact. This program began in 1997 with a comprehensive documentation of potential sources of Y2K exposure which could reasonably impact the Company's business. This initial source identification phase has been completed.

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

         The final phase of the Y2K readiness program involves the modification, replacement or elimination of systems identified in the prior analysis phase as being in need of remediation. To date, the Company has completed the remediation process for the majority of its identified INTERNAL systems, with the primary effort centered around the total replacement of information systems related to the Company's sales order process, planning, physical distribution and finance functions. The majority of this task was completed during the quarter ended September 30, 1998. As of December 31, 1998, the Company has received letters of Y2K compliance from approximately 80% of its key EXTERNAL vendors and suppliers and expects to secure documentation of compliance from the remainder of these key vendors and suppliers by September 30, 1999.

COSTS TO ADDRESS THE YEAR 2000 ISSUE

         The total cost associated with required modifications to become Y2K compliant is not expected to be material to the Company's financial position. The amount expended through December 31, 1998 was approximately $14,000,000, primarily associated with the total replacement of the information systems related to the Company's sales order process, planning, physical distribution and finance functions which was completed during the quarter ended September 30, 1998. The Company had intended to replace such systems in the ordinary cause of its business and the implementation was not substantially accelerated due to the Y2K issue. The Company believes that the cost of its Y2K readiness program, as well as currently anticipated costs to be incurred with respect to Y2K issues of third parties, will not exceed $18,000,000, inclusive of the costs described above. It is anticipated that all such expenditures will be funded from operating cash flows and absorbed as part of the Company's ongoing operations.

MOST REASONABLY LIKELY WORST CASE SCENARIO(S)

         Having reasonably determined that the Company's own hardware and software systems will be substantially Y2K compliant and that its products inherently have no date code-related issues, management believes that the worst case scenarios would most likely involve massive, simultaneous Y2K-related disruptions from the Company's key external raw material suppliers and/or service providers. For these worst case scenarios to have maximum adverse impact on the Company, the vendors in question would either need to be sole-source providers or their peer companies, who would otherwise be potential second-source suppliers, would also need to undergo similar Y2K-related disruption. Examples on the material supplier side would include extended and substantial disruptions of the Company's key raw material suppliers of: silicon wafers, leadframes, specialty chemicals and gasses. Examples on the service provider side would include extended, substantial disruptions of the Company's third-party semiconductor assembly firms, telecommunications and datacommunications services, airfreight and delivery services, or the worldwide banking system. Examples on the customer side would include Y2K problems encountered by such customer adversely impacting that customer's business and reducing the customer's purchases from the Company. The Company believes that such massive and simultaneous disruptions of the supply of basic goods and services due to Y2K-related issues are highly unlikely to occur.

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

         THE FOREGOING STATEMENTS RELATED TO MATERIALITY OF Y2K COSTS, THE COSTS TO ADDRESS Y2K ISSUES AND THE FUNDING AND ABSORPTION OF SUCH COSTS, WORST-CASE SCENARIO(S) AND CONTINGENCY PLANS ARE FORWARD LOOKING STATEMENTS. ACTUAL RESULTS COULD DIFFER MATERIALLY BECAUSE OF THE FOLLOWING FACTORS, AMONG OTHERS: THE FAILURE TO CORRECTLY TIMELY IDENTIFY AND CORRECT Y2K PROBLEMS, EITHER BY THE COMPANY OR ITS KEY SUPPLIERS OR CUSTOMERS.

EURO CONVERSION ISSUES

         The Company operates in the European Market and currently generates approximately 30% of its net sales from customers located in Europe. The Company's commercial headquarters in Europe are located in the United Kingdom, which is not currently one of the eleven member states of the European Union who are converting to a common currency.

         The Company currently conducts 96% of its business in Europe in U.S. Dollars and 2% of its business in Europe in Pounds Sterling. The balance of its net sales are conducted in currencies which will eventually be replaced by the euro. The Company will be monitoring the potential commercial impact of converting a portion of its current business to the euro, but does not expect any material impact to its business based on this transition.

         The Company does not currently anticipate any material impact to its business related to euro matters from information technology, derivative transactions, tax issues and accounting software issues.

LIQUIDITY AND CAPITAL RESOURCES

         The Company had $25.0 million in cash and cash equivalents at December 31, 1998, a decrease of $7.2 million from the March 31, 1998 balance. The Company has an unsecured line of credit with a syndicate of domestic banks totaling $90.0 million. Borrowings under the domestic line of credit as of December 31, 1998 were $28.0 million. The domestic line of credit requires the Company to achieve certain financial ratios and operating results. The Company was in compliance with these covenants at December 31, 1998. The Company also has an unsecured short-term line of credit totaling $32.8 million with certain foreign banks. Borrowings under the foreign line of credit as of December 31, 1998 were $13.8 million. There are no covenants related to the foreign line of credit. At December 31, 1998, an aggregate of $81.0 million of these facilities was available, subject to financial covenants and ratios with which the Company was in compliance. The Company's ability to fully utilize these facilities is dependent on the Company remaining in compliance with such covenants and ratios.

         During the nine months ended December 31, 1998, the Company generated $70.2 million of cash from operating activities, a decrease of $55.1 million from the nine months ended December 31, 1997. The decrease in cash flow from operations was primarily due to a special charge which decreased profitability, a lower accounts payable balance as a result of lower capital purchases and an increase in inventories.

         The Company's level of capital expenditures varies from time to time as a result of actual and anticipated business conditions. Capital expenditures in the nine months ended December 31, 1998 and 1997 were $29.7 million and $123.4 million, respectively. Capital expenditures were primarily for the expansion of production capacity and the addition of research and development equipment in each of these periods. The Company currently intends to spend approximately $70.0 million during the next 12 months for additional capital equipment to increase capacity at its existing wafer fabrication facilities to expand product test operations and to develop in-house assembly capacity. The Company expects capital expenditures will be financed by cash flow from operations, available debt arrangements and other sources of financing. The Company believes that the capital expenditures anticipated to be incurred over the next 12 months will provide sufficient manufacturing capacity to meet its currently anticipated needs.

         Net cash used in financing activities was $47.7 million for the nine months ended December 31, 1998. Net cash used in financing activities was $3.1 million for the nine months ended December 31, 1997. Proceeds from sale of stock and put options were $7.5 million and $9.3 million for the nine months ended December 31, 1998 and 1997, respectively. Payments on long term debt and capital lease obligations were $3.7 million and $4.9 million for the nine months ended December 31, 1998 and 1997, respectively. Proceeds from lines of credit were $18.8 million for the nine months ended December 31, 1998. Cash expended for the purchase of the Company's Common Stock was $70.3 million for the nine months ended December 31, 1998.

         During the nine months ended December 31, 1998, the Company purchased 2,847,500 shares of Common Stock at an aggregate cost of $70,324,000 and had outstanding 850,000 put options at prices ranging from $22.30 to $37.88. The Company also has a costless collar and a net share settled forward contact. See
Note 8 to "Condensed Consolidated Financial Statements." These derivative transactions could obligate the Company to purchase shares of the Company's Common Stock in the future if the stock price is below the strike price of the instruments.

         The Company expects from time to time to purchase shares of Common Stock in connection with its authorized common stock purchase plan. The Company will also have cash requirements associated with the restructuring activities described above and the secondary payment related to the Keeloq Acquisition.

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

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

         a)       Exhibits.

                  None.

         b)       Reports on Form 8-K.

                  The registrant did not file any reports on Form 8-K during the quarter ended December 31, 1998.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 MICROCHIP TECHNOLOGY INCORPORATED


Date: February 12, 1999          By: /s/ C. Philip Chapman
     --------------------           --------------------------------------------
                                     C. Philip Chapman
                                     Vice President, Chief Financial Officer
                                     and Secretary (Duly Authorized Officer, and
                                     Principal Financial and Accounting Officer)