Form 10-K405
period 1999-03-31
MICROCHIP TECHNOLOGY INC
filed 1999-05-18
CIK 827054

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K
(Mark One)
[X]  Annual report pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934

     For the fiscal year ended March 31, 1999 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from __________ to __________

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

                                 (480) 786-7200
              (Registrant's Telephone Number, Including Area Code)

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

         Yes [X]   No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of Form 10-K or any amendment to this Form 10-K. [X]

     The approximate aggregate market value of the voting stock of the registrant beneficially owned by stockholders, other than directors, officers and affiliates of the registrant, at April 30, 1999 was $1,750,061,763.

     Number of shares of Common Stock, $.001 par value, outstanding as of April 30, 1999: 51,271,135.

                       Documents Incorporated by Reference

          Document                                          Part of Form 10-K
          --------                                          -----------------
     Proxy Statement for the 1999 Annual                           III
     Meeting of Stockholders

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

     Except as noted below, references to the Company include the Company and its subsidiaries. The Company's executive offices are located at 2355 West Chandler Boulevard, Chandler, Arizona 85224-6199 and its telephone number is
(480) 786-7200.

     Risks and uncertainties that may affect the Company's future operating results are set forth throughout the following discussion of the Company's business. For further discussion on certain risk factors that may affect the Company's future operating results, see "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operation," below.

     THIS REPORT CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS WHICH INVOLVE RISKS AND UNCERTAINTIES, INCLUDING STATEMENTS REGARDING THE COMPANY'S STRATEGY, FINANCIAL PERFORMANCE AND REVENUE SOURCES. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THE RESULTS ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS INCLUDING THOSE SET FORTH UNDER "ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" AND ELSEWHERE IN THIS REPORT.

INDUSTRY BACKGROUND

     Competitive pressures require manufacturers to expand product functionality and provide differentiation while maintaining or reducing cost. To address these requirements, manufacturers use integrated circuit-based embedded control systems which provide an integrated solution for application-specific control requirements. Embedded control systems enable manufacturers to differentiate their products, replace less efficient electromechanical control devices, add product functionality and significantly reduce product costs. In addition, embedded control systems facilitate the emergence of complete new classes of products. Embedded control systems have been incorporated into thousands of products and subassemblies in a wide variety of markets worldwide, including automotive air bag systems, remote control devices, handheld tools, appliances, portable computers, cordless and cellular telephones, motor controls and security systems.

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

     Most microcontrollers available today are ROM-based and must be programmed by the semiconductor supplier during manufacturing, resulting in six-to-20 week lead times for delivery of such microcontrollers. In addition to delayed product introduction, these long lead times can result in potential inventory obsolescence and factory shutdowns when changes to the firmware are required. To address time-to-market constraints, some suppliers have made EPROM, EEPROM, or Flash Memory-based programmable microcontrollers available for prototyping and preproduction runs. However, these microcontrollers have been relatively expensive, and manufacturers have still been required to send program code to the semiconductor factory for ROM programming as product changes are made. As a result, the long lead times for production volume microcontrollers have not been significantly reduced by traditional approaches.

PRODUCTS

     Microchip's strategic focus is on embedded control products, including microcontrollers, ASSPs, related memory products and application development systems.

     MICROCONTROLLERS

     Microchip offers a broad family of proprietary 8-bit microcontrollers under the PIC(R) name and has shipped approximately 850 million PIC(R)
microcontrollers to customers worldwide since 1990. The Company's PIC(R) products are designed for applications requiring high performance and low cost. They feature a variety of memory configurations, low voltage and power, small footprint and ease of use. Microchip believes this product family is currently a price/performance leader in the 8-bit microcontroller marketplace. Microchip's performance results from an exclusive RISC-based architecture that provides significant speed advantages over the alternative 8-bit CISC architectures. In addition to providing up to 40 MHz performance, this architecture offers up to a 2:1 software compaction advantage, thereby significantly reducing software development time. RISC architectures also have the advantage of being more easily scaled to higher internal clock speeds in future products. Prices for Microchip's 8-bit microcontrollers range from approximately $.49 to $12.00 per unit.

     Microchip's original market focus was in the lowest cost segment of the 8-bit microcontroller marketplace. With its baseline 8-bit products, the Company built its current market position as the leading supplier of field programmable microcontrollers. Over the past four years, Microchip has introduced more than 100 new 8-bit microcontrollers targeted at the baseline, mid-range and high-end segments of the 8-bit microcontroller marketplace, as well as the lower end of the 16-bit microcontroller market. In addition, with its 8-pin, 8-bit microcontroller, introduced in the first quarter of fiscal 1997, the Company has also targeted a portion of the large 4-bit microcontroller marketplace. The Company believes that these additional segments represent a significant opportunity for future sales growth.

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

     MEMORY PRODUCTS

     Microchip's memory products consist primarily of Serial EEPROMs. The Company sells these devices primarily into the embedded control market and is one of the largest suppliers of such devices worldwide. EEPROM (electrically erasable programmable read only memory) products are used for non-volatile program and data storage in systems where such data must be modified frequently. Serial EEPROMs have a very low I/O pin requirement, permitting production of very small devices. As a result, Serial EEPROMs are widely used to supply non-volatile memory in space-sensitive applications such as portable computers, cellular and cordless telephones, pagers and remote control devices.

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

MANUFACTURING

     Microchip's ownership of its manufacturing resources is an important component of its business strategy, enabling it to maintain a high level of manufacturing control and to be one of the lowest cost producers in the embedded control industry. By owning its wafer fabrication and the majority of its test operations, and by employing proprietary statistical process control techniques, the Company has been able to achieve high production yields. Direct control over wafer fabrication also allows Microchip to shorten the Company's design and production cycles and to capture the manufacturing and a portion of the testing profit margin. Wafer fabrication and wafer test facilities are located in Chandler ("Fab 1") and Tempe ("Fab 2"), Arizona. Currently, the Company performs product test at its facilities in Kaohsiung, Taiwan and Chachoengsao, Thailand, located near Bangkok.

     During the fourth quarter of fiscal 1999, the Company ceased manufacturing five-inch wafers at Fab 1. Also, during the fourth quarter of fiscal 1999, the Company announced that it was phasing out test operations at its Kaohsiung, Taiwan facility over the first two quarters of fiscal 2000. The Company intends to shift the Kaohsiung test operations to its Thailand facility. See also "Item 2 -- Properties," and "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operation -- Introduction, and -- Gross Profit," below.

     Wafers are produced in Class 10 fabrication modules in Fab 1 and Fab 2. Fab 1 and Fab 2 currently contain approximately 27,000 square feet and 50,000 square feet of usable clean room space, respectively. Fab 1 currently produces

6-inch wafers, while Fab 2 currently produces 6-inch and 8-inch wafers. Wafer sort is performed in an 8,000 square foot, Class 10,000 clean room, equipped with automated wafer handlers and test equipment. The two wafer fabrication sites are managed by the same management team and utilize similar production techniques.

     The Company is continuing the process of transitioning products to smaller geometries and to larger wafer sizes to reduce future manufacturing costs. The Company is continuing the transitioning of products to its 0.7 micron process and has commenced development of its next generation process technology. Other companies in the industry have experienced difficulty in effecting transitions to smaller geometry processes and to larger wafers and, consequently, have experienced reduced manufacturing yields or delays in product deliveries. The Company believes that its transition to smaller geometries and to larger wafers will be important for the Company to remain competitive, and operating results, particularly gross profit margins, could be adversely affected if the transitions are substantially delayed or inefficiently implemented.

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

     Currently, the Company's Taiwan and Thailand subsidiaries test approximately 90% of the products produced in Fab 1 and Fab 2. The Company intends to shift all of its in-house test operations to the Company's Thailand facility following the closing of the Kaohsiung facility as described above. Currently, the 150,000 square foot Chachoengsao test facility has the capacity to handle up to 30 million units per month. The Company is presently constructing a 50,000 square foot expansion to the Chachoengsao facility that, once completed, will increase the facility's capacity to 120 million units per month. The expansion is currently scheduled to be complete by the end of the third quarter of fiscal 2000. See "Item 2 - Properties," below. The balance of Microchip's test requirements are fulfilled by several third-party test contractors in Thailand, People's Republic of China, and several other countries in Asia and the Pacific Rim. Final test and burn-in functions are handled by advanced automated equipment.

     THE FOREGOING STATEMENTS RELATED TO THE COMPANY'S INTENTION TO SHIFT ALL OF ITS IN-HOUSE TEST OPERATIONS TO ITS THAILAND FACILITY AND THE COMPLETION OF THE EXPANSION OF THE CHACHOENGSAO FACILITY ARE FORWARD LOOKING STATEMENTS. ACTUAL RESULTS COULD DIFFER MATERIALLY BECAUSE OF THE FOLLOWING FACTORS, AMONG OTHERS:
DELAYS IN CONSTRUCTION AND FACILITIZATION OF THE EXPANSION AREA AT THE CHACHOENGSAO FACILITY; TIMING AND SUCCESS OF THE TRANSITION OF TEST OPERATIONS FROM KAOHSIUNG TO CHACHOENGSAO; THE AVAILABILITY OF EQUIPMENT AND OTHER SUPPLIES; SUPPLY DISRUPTION; LABOR UNREST; CHANGES IN PRODUCT MIX; COMPETITIVE PRESSURES ON PRICES; POLITICAL INSTABILITY AND EXPROPRIATION; AND OTHER ECONOMIC CONDITIONS.

     At March 31, 1999, all of the Company's assembly operations were performed by third-party contractors located in Thailand, People's Republic of China, and several other countries in Asia and the Pacific Rim. Due primarily to cost, yield and cycle time considerations, the Company currently intends to develop its own in-house assembly operations over the next fiscal year and will shift a portion of its assembly operations to the Company's Thailand facility over time. The Company will continue to use subcontractors to provide the remainder of its assembly services. Reliance on third parties involves some reduction in the Company's level of control over the assembly and test portion of its business. While the Company reviews the quality, delivery and cost performance of these third-party contractors, there can be no assurance that increased reliance on third-party contractors will not adversely impact results in future reporting periods if any third-party contractor is unable to maintain assembly and test yields and costs at approximately their current levels. See also "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Gross Profit," below.

     THE FOREGOING STATEMENTS RELATED TO THE COMPANY'S INTENTION TO DEVELOP IN-HOUSE ASSEMBLY OPERATIONS OVER THE NEXT FISCAL YEAR AND SHIFTING A PORTION OF ITS ASSEMBLY OPERATIONS TO ITS THAILAND FACILITY ARE FORWARD LOOKING STATEMENTS. ACTUAL RESULTS COULD DIFFER MATERIALLY BECAUSE OF THE FOLLOWING FACTORS, AMONG
OTHERS: DELAYS IN CONSTRUCTION AND FACILITIZATION OF THE COMPANY'S IN-HOUSE ASSEMBLY OPERATIONS; TIMING AND SUCCESS OF THE TRANSITION FROM THIRD-PARTY ASSEMBLY PROVIDERS TO COMPANY-OWNED ASSEMBLY OPERATIONS; DIFFICULTIES IN THE TRANSITION OF THE ASSEMBLY FUNCTION FROM THIRD PARTIES TO THE COMPANY; SUPPLY DISRUPTION; LABOR UNREST; CHANGES IN PRODUCT MIX; COMPETITIVE PRESSURES ON PRICES; POLITICAL INSTABILITY AND EXPROPRIATION; AND OTHER ECONOMIC CONDITIONS.

     The Company's reliance on facilities in Taiwan, Thailand, and other foreign countries, and maintenance of substantially all of its finished goods in inventory overseas, entails certain political and economic risks, including political instability and expropriation, supply disruption, currency controls and exchange fluctuations, as well as changes in tax laws, tariff and freight rates. To date, the Company has not experienced any significant interruptions in its foreign business operations. Nonetheless, the Company's business and operating results could be adversely affected if foreign operations or international air transportation were disrupted.

     Due to the high fixed costs inherent in semiconductor manufacturing, increased manufacturing yields can have significant positive effects on gross profits and overall operating results. During fiscal 1999, the Company continued to focus on manufacturing productivity, and maintained average wafer fab line yields in excess of 90%. The yields are primarily driven by a comprehensive implementation of statistical process control, extensive employee training and selective upgrading of the Company's manufacturing facilities and equipment. Maintenance of manufacturing productivity and yields are important factors in the achievement of the Company's operating results. As is typical in the semiconductor industry, the Company has from time to time experienced lower than anticipated manufacturing yields. The Company's operating results would be adversely affected if it were unable to maintain yields at approximately the current levels.

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

RESEARCH AND DEVELOPMENT

     The Company's current research and development activities focus on the design of new microcontroller and memory products, ASSPs, new development systems, and software and application-specific software libraries. The Company is also developing new design and process technology to achieve further cost reductions and performance improvements in existing products. As of April 30, 1999, 261 employees were engaged in research and development. In fiscal 1999, 1998 and 1997, the Company's research and development expenses were $40.8 million, $38.4 million and $32.1 million, respectively. The Company expects that it will continue to spend substantial funds on research and development activities.

     The Company's future operating results will depend to a significant extent on its ability to continue to develop and introduce new products on a timely basis which compete effectively on the basis of price and performance and address customer requirements. If the Company were unable to design, develop and introduce competitive products on a timely basis, its future operating results would be adversely affected.

SALES AND DISTRIBUTION

     The Company markets its products worldwide through a direct sales organization and through distributors. In fiscal 1999, the Company derived approximately 38% of its net sales from direct sales to OEM customers and 62% from sales through distributors.

     The Company's direct sales force, currently consisting of 198 people, focuses on three geographical markets: the Americas, Europe and Asia. In the Americas, the Company currently maintains Technical Support Centers in San Jose, Los Angeles, Dallas, Dayton, Detroit, Chicago, Atlanta, Boston, New York, Toronto, Bramford, Connecticut and Mt. Vernon, New Hampshire. Microchip also maintains Technical Support Centers in Tokyo, London, Munich, Paris, Milan, Taipei, Seoul, Singapore, Hong Kong, Shanghai and Bangalore, India. Microchip's direct sales force is augmented by a worldwide network of national distributors and regional distributors in North and South America. Microchip's distribution effort also includes a network of manufacturer's representatives in North America and Europe.

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

     Foreign sales, primarily in Asia and Europe, represented approximately 69%, 68% and 66% of consolidated net sales in fiscal years 1999, 1998 and 1997, respectively. International sales are predominately billed in U.S. Dollars. Although foreign sales are subject to certain government export restrictions, the Company has not experienced any material difficulties as a result of export restrictions to date.

     The Company's policy is to hedge its net foreign currency positions in the normal course of business to reduce its exposure to fluctuations in foreign exchange rates. Foreign exchange gains and losses were not material during fiscal years 1997 through 1999.

BACKLOG

     As of April 30, 1999, the Company's backlog was approximately $73.8 million, as compared to $76.7 million as of April 26, 1998. The Company includes in its backlog all purchase orders scheduled for delivery within the subsequent 12 months.

     Microchip produces standard products that can be shipped from inventory within a short time after receipt of an order. The Company's business and, to a large extent, that of the entire semiconductor industry, is characterized by short-term orders and shipment schedules. Orders constituting the Company's current backlog are subject to changes in delivery schedules or to cancellation at the option of the purchaser without significant penalty. Accordingly, although useful for scheduling production, backlog as of any particular date may not be a reliable measure of sales for any future period. Turns orders (orders received in a quarter for shipment in that quarter) have become an increasingly important component of the Company's quarterly operating results. See "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - Net Sales," below.

COMPETITION

     The semiconductor industry is intensely competitive and has been characterized by price erosion, rapid technological change and foreign competition with respect to many products. The Company competes with major domestic and international semiconductor companies, many of which have greater market recognition and substantially greater financial, technical, marketing, distribution and other resources than the Company with which to pursue engineering, manufacturing, marketing and distribution of their products. Emerging companies are also increasing their participation in the market for embedded control applications. The Company's overall average selling prices for its microcontroller products have remained relatively constant, while average selling prices of its memory products have declined over time. Over the last two fiscal years, the Company has experienced increased pricing pressure on its memory products, primarily due to the less proprietary nature of these products and increased competition. Over time, the Company expects to continue to experience increased pricing competition and declining prices for memory products. While average selling prices for microcontrollers have remained relatively constant, the Company has experienced, and expects to continue to experience, increasing pricing pressure in certain microcontroller product lines, due primarily to competitive conditions. The Company has been able to maintain average selling prices by continuing to introduce new products with more features and higher prices, thereby offsetting price declines in older products. There can be no assurance that average selling prices for the Company's microcontroller or other products can be maintained due to increased pricing pressure in the future. An increase in pricing pressure could adversely affect the Company's operating results. In addition, the Company's ability to compete successfully depends on a number of factors both within and outside its control, including the quality, performance, reliability, features, ease of use, pricing and diversity of its products; the quality of its customer service and its ability to address the needs of its customers; its success in designing and manufacturing new products including those implementing new technologies; efficiency of production, adequate sources of raw materials and other supplies at acceptable prices; protection of the Company's products and processes by effective utilization of intellectual property laws; the rate at which customers incorporate the Company's products into their own products; product introductions by the Company's competitors; the number, nature and success of its competitors in a given market; and general market and economic conditions. Furthermore, capacity in the semiconductor industry is increasing over time and such increased capacity or improved product availability could adversely affect the Company's competitive position.

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

PATENTS, LICENSES AND TRADEMARKS

     The  Company's  success  depends in part on its ability to obtain  patents, licenses and other intellectual property rights covering its products and manufacturing processes, and to protect its proprietary information. As of March 31, 1999, the Company owned 86 U.S. patents and 20 foreign patents, expiring on various dates between 2005 and 2017, and had an additional 91 U.S. patent applications and 96 foreign patent applications pending. The Company intends to continue to seek patents on its inventions used in its products and manufacturing processes. However, the Company believes that its continued success depends primarily on such factors as the technological skills and innovative abilities of its personnel rather than on its patents. There can be no assurance the Company's existing patents or any new patents that are issued will be of sufficient scope or strength to provide meaningful protection or other commercial advantage to the Company.

     The Company has entered into certain intellectual property licenses and cross-licenses with other companies related to semiconductor products and manufacturing processes. As is typical in the semiconductor industry, the Company has from time to time received, and may in the future receive, communications alleging possible infringement of patents or other intellectual property rights of others. The Company investigates all such notices and responds as it believes is appropriate. Based on industry practice, the Company believes that in most cases it could obtain any necessary licenses or other rights on commercially reasonable terms. However, no assurance can be given that licenses would be on acceptable terms, that litigation would not ensue, that damages for any past infringement would not be assessed or that the Company would not be forced to pay royalties on future sales. Litigation, which could result in substantial cost to the Company and diversion of management effort, may be necessary to enforce patents or other intellectual property rights of the Company, or to defend the Company against claimed infringement of the rights of others. See "Item 3 - Legal Proceedings," below.

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

EMPLOYEES

     As of April 30, 1999, the Company had 1,977 employees, including 1,365 in manufacturing, 261 in research and development, 224 in sales and marketing and 127 in finance and administration. Approximately 46% of the Company's employees work at the facilities located in Kaohsiung, Taiwan and Chachoengsao, Thailand. No employees in the U.S. or Thailand are represented by a labor organization. All employees in the Kaohsiung facility, except for certain management employees, are represented by a labor organization. The Company has never had a work stoppage and believes that its employee relations are good.

EXECUTIVE OFFICERS

     The following sets forth certain information regarding the Company's executive officers as of April 30, 1999:

       Name             Age                       Position
       ----             ---                       --------
Steve Sanghi            43    Chairman of the Board, President and Chief
                               Executive Officer
Timothy B. Billington   56    Vice President, Manufacturing and Technology Group
C. Philip Chapman       45    Vice President, Chief Financial Officer and
                               Secretary
George P. Rigg          59    Vice President, Advanced Microcontroller and
                               Systems Group
Mitchell R. Little      46    Vice President, Americas Sales

     Mr. Sanghi is currently, and has been since August 1990, President of the Company, since October 1991, Chief Executive Officer and since October 1993, Chairman of the Board of Directors. He has served as a director of the Company since August 1990. He served as the Company's Chief Operating Officer from August 1990 through October 1991 and as Senior Vice President of Operations from February 1990 through August 1990. Mr. Sanghi holds an M.S. degree in Electrical and Computer Engineering from the University of Massachusetts and a B.S. degree in Electronics and Communication from Punjab University, India. Mr. Sanghi also serves as chairman of the board of directors of ADFlex Solutions, Inc., a U.S. supplier of flexible circuit-based interconnect solutions.

     Mr. Billington has served as Vice President, Manufacturing and Technology Group since November 1998. From October 1994 to November 1998, he served as Vice President, Manufacturing Operations. From April 1991 until October 1994, he served as Vice President, Process Development and Manufacturing Operations. Prior to his appointment as Vice President, Mr. Billington served as Director of Wafer Fabrication from November 1990 to April 1991 and Wafer Fabrication Manager from June 1989 to November 1990. Mr. Billington holds a B.S. degree in marketing from Abilene Christian University.

     Mr. Chapman has served as the Company's Vice President and Chief Financial Officer since joining the Company in September 1992 and as Secretary of the Company since December 1992. Mr. Chapman holds an M.B.A. from the Harvard Graduate School of Business Administration and B.A. degrees in Accounting and Managerial Finance from the University of California.

     Mr. Rigg has served as Vice President, Advanced Microcontroller and Systems Group since March 1997. From November 1995 to March 1997, he served as Vice President, Advanced Microcontroller and Technology Division. From June 1989 to November 1995, he served as Vice President, Logic Products Division. Mr. Rigg holds a B.S. degree in Physics from Manchester University, England.

     Mr. Little has served as Vice President, Americas Sales since April 1998. From November 1995 to April 1998, he served as Vice President, Standard Microcontroller and ASSP Division. From September 1993 to November 1995, he served as Vice President, Memory Products and ASSP Division. Prior to his appointment as Vice President, Mr. Little served as Division Director for the Company's Memory Products Division from July 1991 to September 1993, and as Director of Memory Marketing from November 1989 to July 1991. Mr. Little holds a BSET from United Electronics Institute.

ITEM 2. PROPERTIES

     The Company's current headquarters, research and development center and one of its U.S. wafer fabrication facilities are located in three buildings totaling approximately 242,000 square feet situated on a 77-acre parcel of land in Chandler, Arizona. A second U.S. manufacturing site consisting of a wafer fabrication facility, office and warehouse facilities and a development systems center, totaling approximately 253,000 square feet, is situated on a 22-acre parcel of land in Tempe, Arizona. The Company owns the Chandler and Tempe facilities. Company-owned final test facilities are located in Taiwan and Thailand. The Taiwan operations are housed in a three-story, 88,700 square foot building located in the Kaohsiung Export Processing Zone in Kaohsiung, Taiwan, Republic of China. The Taiwan building is owned by the Company's Taiwan subsidiary and is located on land that is leased to the Company pursuant to leases from the Taiwan government expiring in December 2002 and 2003. The Company will not renew these leases as the Company's Kaohsiung operations will be closed by the end of the second quarter of fiscal year 2000. The Company's Thailand final test and assembly operations are housed in a 150,000 square foot facility located in the Alphatechnopolis Industrial Park in Chachoengsao, Thailand, near Bangkok. An expansion of 50,000 square feet is presently under construction and is scheduled to be complete by the end of the third quarter of fiscal year 2000. This area will house additional test capacity and will also be available for incremental assembly capacity. The Thailand facility, owned by the Company's Thailand subsidiary, is situated on land to which the Company expects to acquire title by the end of fiscal 2000, in accordance with an agreement between the Company and the land owner. The Company leases space for 23 Technical Support Centers in major metropolitan areas in the United States, Europe and Asia. See "Item 1 - Business - Sales and Distribution," above. The Company's aggregate monthly rental payments for its leased facilities are approximately $128,000.

     The Company currently believes that its existing facilities, together with the additional capacity presently under construction in Thailand, will be adequate to meet its requirements for the next 12 months.

     THE FOREGOING STATEMENTS RELATED TO THE SCHEDULED COMPLETION OF THE EXPANSION OF THE CHACHOENGSAO FACILITY, ACQUISITION OF TITLE OF THE LAND ON WHICH THE CHACHOENGSAO FACILITY IS SITUATED AND THE ADEQUACY OF FACILITIES FOR THE NEXT 12 MONTHS ARE FORWARD LOOKING STATEMENTS. ACTUAL RESULTS COULD DIFFER MATERIALLY BECAUSE OF THE FOLLOWING FACTORS, AMONG OTHERS: DELAYS IN CONSTRUCTION AND FACILITIZATION OF THE EXPANSION AREA AT THE CHACHOENGSAO FACILITY; THE AVAILABILITY OF EQUIPMENT AND OTHER SUPPLIES; SUPPLY DISRUPTION; LABOR UNREST; CHANGES IN PRODUCT MIX; THE CYCLICAL NATURE OF THE SEMICONDUCTOR INDUSTRY AND THE MARKETS ADDRESSED BY THE COMPANY'S PRODUCTS; DEMAND FOR THE COMPANY'S PRODUCTS; FLUCTUATIONS IN PRODUCTION YIELDS, PRODUCTION EFFICIENCIES AND OVERALL CAPACITY UTILIZATION; COMPETITIVE PRESSURES ON PRICES; POLITICAL INSTABILITY AND EXPROPRIATION; ECONOMIC CONDITIONS IN THAILAND; AND OTHER ECONOMIC CONDITIONS.

ITEM 3. LEGAL PROCEEDINGS

     In the ordinary course of its business, the Company is involved in a limited number of legal actions, both as plaintiff and defendant, and could incur uninsured liability in any one or more of them. Although the outcome of these actions is not presently determinable, the Company believes that the ultimate resolution of these matters will not have a material adverse effect on the Company's results of operations or financial conditions. Litigation relating to the semiconductor industry is not uncommon, and the Company is, and from time to time, has been, subject to such litigation. No assurances can be given with respect to the extent or outcome of any such litigation in the future. See "Item 1 --Business --Patents, Licenses and Trademarks," above.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's security holders during the fourth quarter of fiscal 1999.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is traded on the Nasdaq National Market under the symbol "MCHP." The Company's Common Stock has been quoted on the Nasdaq National Market since March 19, 1993. The following table sets forth the quarterly high and low closing prices of the Common Stock as reported by the Nasdaq National Market for the last two years:

       Fiscal 1999       High      Low        Fiscal 1998      High      Low
       -----------       ----      ---        -----------      ----      ---

      First Quarter    $31.750   $20.813     First Quarter    $36.25    $29.00
      Second Quarter    33.375    18.313     Second Quarter    48.88     29.88
      Third Quarter     39.188    18.375     Third Quarter     48.38     26.94
      Fourth Quarter    40.875    27.125     Fourth Quarter    31.88     21.00

     On May 17, 1999, the closing sale price for the Company's Common Stock was $43.0625 per share. As of such date, there were approximately 480 holders of record of the Company's Common Stock. This figure does not reflect beneficial ownership of shares held in nominee names.

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

     During fiscal 1999, the Company sold put options whereby the Company agreed to acquire Common Stock at various prices as part of its stock repurchase program. The issuance of stock put options was deemed exempt from registration under the Securities Act of 1933, as amended, in reliance on Section 4(2) of such Act. See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources, above, and Note 13 to the Consolidated Financial Statements.

ITEM 6. SELECTED FINANCIAL DATA

     The following selected consolidated financial data for the five-year period ended March 31, 1999 should be read in conjunction with the Company's Consolidated Financial Statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 of this report. The Company's consolidated income statement data for each of the years in the three year period ended March 31, 1999, and the balance sheet data as of March 31, 1999 and 1998, are derived from the audited consolidated financial statements of the Company, included in Item 8 of this report.

                                                            Year Ended March 31,
                                           1999        1998        1997         1996         1995
                                         --------    --------    --------     --------     --------
  (in thousands, except per share data)

Income Statement Data:
  Net sales ..........................   $406,460    $396,894    $334,252     $285,888     $207,961
  Cost of sales ......................    203,574     199,538     167,330      137,708      101,039
  Research and development ...........     40,787      38,362      32,073       27,517       20,746
  Selling, general and administrative      63,006      67,549      56,248       48,903       36,975
  Special charges ....................     28,937       5,000       7,544       11,448           --
  Operating income ...................     70,156      86,445      71,057       60,312       49,201
  Interest income (expense), net .....     (2,210)      1,505      (1,852)        (947)        (881)
  Other income, net ..................        665         217         288          569          808
  Income before income taxes .........     68,611      88,167      69,493       59,934       49,128
  Provision for income taxes .........     18,523      23,799      18,361       16,182       12,829
  Net income .........................   $ 50,088    $ 64,368    $ 51,132     $ 43,752     $ 36,299
  Basic net income per share .........   $   0.98    $   1.21    $   0.99     $   0.86     $   0.76
  Diluted net income per share .......   $   0.94    $   1.14    $   0.94     $   0.80     $   0.70
  Basic common shares outstanding ....     51,136      53,376      51,569       50,750       47,525
  Diluted common shares outstanding ..     53,528      56,313      54,683       54,533       51,641

                                                                As of March 31,
                                           1999        1998        1997         1996         1995
                                         --------    --------    --------     --------     --------
Balance Sheet Data:

Working capital .....................    $ 93,780    $ 55,171    $ 91,176     $ 55,855     $ 71,307
Total assets ........................     505,230     524,743     428,092      358,187      249,480
Long-term obligations, less current..
Portion .............................      25,000       8,768       5,999       33,250       15,340
Stockholders' equity ................     358,797     367,308     316,584      219,632      161,825

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

     During fiscal 1999, the global semiconductor industry was characterized by flat to negative sales growth, extremely low order visibility and declining inventory levels at customers and throughout the distribution channel. Over this period, Microchip's sales remained relatively flat overall, while the Company experienced moderate growth in its core 8-bit microcontroller product line and has continued to gain market share in that market. Microchip anticipates an industry-wide return to growth during calendar year 1999 and has taken a variety of measures to optimally position the Company for such an upturn.

     The Company  has  implemented  two  restructuring  actions to position  the
Company for future cost  effective  growth.  During the March 1999 quarter,  the
Company completed closure of its 5-inch wafer line which represented the Company's least flexible and least cost-effective production capacity. Eliminating the 5-inch production capacity reduces the Company's productive capacity by approximately 20%. The Company intends to replace this capacity with 6-inch and 8-inch wafer production over time. This action resulted in a restructuring charge of $7.5 million in the March 1999 quarter. The Company also decided to restructure its test operations over the next two quarters by closing its Kaohsiung facility and migrating its test capacity to its lower-cost, Thailand facility. See "Item 1 - Business - Manufacturing," above. This action resulted in a restructuring charge of $6.1 million in the March 1999 quarter.

     Additionally, as indicated in Note 2 to the Consolidated Financial Statements, under the terms of the acquisition of the Keeloq(R) technology, the Company made the final acquisition payment to the seller of $10.3 million, net of legal expenses of $1.1 million. Under the provision of FAS 121, Impairment of Assets, the Company has determined that $4.3 million of the final acquisition payment will be treated as purchased technology and amortized over the expected life of the revenue stream of the Keeloq(R) product. The balance of the payment, including the residual asset value capitalized as part of the initial payment, has been written off as part of the special charge made by the Company in the quarter ended March 31, 1999. The total charge associated with this matter was $7.6 million.

     Included in the special charge the Company has taken in the March 1999 quarter is $1.8 million related to two legal settlements associated with intellectual property matters and $0.4 million related to the restructuring of a portion of the Company sales infrastructure.

     During the quarter ended June 30, 1998, the Company recognized a special charge of $5.5 million which was comprised of three elements: a $3.3 million legal settlement with another company involving an intellectual property dispute; a $1.7 million write-off of products obsoleted by the introduction of newer products; and a $0.5 million charge associated with the restructuring of a portion of the Company's sales organization.

     THE FOREGOING STATEMENTS RELATING TO ANTICIPATED INDUSTRY-WIDE RETURN TO GROWTH, THE COMPANY'S POSITIONING FOR AN INDUSTRY-WIDE UPTURN AND RESTRUCTURING OF TEST OPERATIONS OVER THE NEXT TWO QUARTERS ARE FORWARD-LOOKING STATEMENTS. ACTUAL RESULTS COULD DIFFER MATERIALLY BECAUSE OF THE FOLLOWING FACTORS, AMONG
OTHERS: MARKET CONDITIONS IN THE SEMICONDUCTOR INDUSTRY AND DEMAND FOR THE COMPANY'S PRODUCTS; THE TIMING AND SUCCESS OF MANUFACTURING PROCESS TRANSITION; THE IMPACT OF COST REDUCTIONS AND THE POSSIBLE NEED FOR FURTHER COST REDUCTIONS; DELAY IN THE FACILITATION OF THE COMPANY'S IN-HOUSE ASSEMBLY AND TEST OPERATIONS; FLUCTUATIONS IN PRODUCTION YIELDS AND PRODUCTION EFFICIENCIES; OVERALL CAPACITY UTILIZATION; COST AND AVAILABILITY OF RAW MATERIALS; ABSORPTION OF FIXED COSTS, LABOR AND OTHER DIRECT MANUFACTURING COSTS; CHANGES IN PRODUCT MIX; AND OTHER ECONOMIC CONDITIONS.

RESULTS OF OPERATIONS

     The following table sets forth certain operational data as a percentage of net sales for the years indicated:

                                                    Year Ended March 31,
                                                1999        1998        1997
                                                ----        ----        ----
Net sales ..................................   100.0%      100.0%      100.0%
Cost of sales ..............................    50.1%       50.3%       50.1%
                                               -----       -----       -----
Gross profit ...............................    49.9%       49.7%       49.9%
Research and development ...................    10.0%        9.7%        9.6%
Selling, general and administrative ........    15.5%       17.0%       16.8%
Special charges ............................     7.1%        1.2%        2.2%
                                               -----       -----       -----
Operating income ...........................    17.3%       21.8%       21.3%
                                               =====       =====       =====

     NET SALES

     Microchip's net sales of $406.5 million in fiscal 1999 increased by $9.6 million, or 2.4%, over fiscal 1998 and net sales of $396.9 million in fiscal 1998 increased by $62.6 million, or 18.7%, over fiscal 1997.

     The Company's family of 8-bit microcontrollers represents the largest component of Microchip's total net sales. Microcontrollers and associated application development systems accounted for 76%, 68% and 66% of total net sales in fiscal 1999, 1998 and 1997, respectively. A related component of the Company's product sales consists primarily of Serial EEPROM memories which accounted for 24%, 32% and 34% of net sales in fiscal 1999, 1998 and 1997, respectively.

     The Company's net sales in any given quarter are dependent upon a combination of orders received in that quarter for shipment in that quarter ("turns orders") and shipments from backlog. The Company has emphasized its ability to respond quickly to customer orders as part of its competitive strategy. This strategy, combined with current industry conditions, results in customers placing orders with short delivery schedules. The Company experienced increasing turns orders as a portion of the Company's business in fiscal 1999, as compared to the last two years, which reduced the Company's visibility of future net sales levels. Visibility improved at the end of fiscal 1999. Backlog for the first quarter of fiscal 2000 grew 28% from backlog for the previous fiscal quarter, which is the first quarter this has occurred in 12 quarters. However, because turns orders are difficult to predict, there can be no assurance that the combination of turns orders and shipments from backlog in any quarter will be sufficient to achieve growth in net sales. If the Company does not achieve a sufficient level of turns orders in a particular quarter, the Company's revenues and operating results would be adversely affected.

     The Company's overall average selling prices for its microcontroller products have remained relatively constant, while average selling prices of its memory products have declined over time. Over the last two fiscal years, the Company has experienced increased pricing pressure on its memory products, primarily due to the less proprietary nature of these products and increased competition. Over time, the Company expects to continue to experience increased pricing competition and declining prices for memory products. While average selling prices for microcontrollers have remained relatively constant, the Company has experienced, and expects to continue to experience, increasing pricing pressure in certain microcontroller product lines, due primarily to competitive conditions. There can be no assurance that average selling prices for the Company's microcontroller or other products can be maintained due to increased pricing pressure in the future. An increase in pricing pressure could adversely affect the Company's operating results.

     THE FOREGOING STATEMENTS REGARDING TURNS ORDERS, IMPROVED VISIBILITY, AVERAGE SELLING PRICES AND PRICING PRESSURES are FORWARD LOOKING STATEMENTS. ACTUAL RESULTS COULD DIFFER MATERIALLY BECAUSE OF THE FOLLOWING FACTORS, AMONG
OTHERS: THE LEVEL OF ORDERS THAT ARE RECEIVED AND CAN BE SHIPPED IN A QUARTER; INVENTORY MIX AND TIMING OF CUSTOMER ORDERS; COMPETITION AND COMPETITIVE PRESSURES ON PRICING AND PRODUCT AVAILABILITY; CUSTOMERS' INVENTORY LEVELS, ORDER PATTERNS AND SEASONALITY; THE CYCLICAL NATURE OF BOTH THE SEMICONDUCTOR INDUSTRY AND THE MARKETS ADDRESSED BY THE COMPANY'S PRODUCTS; MARKET ACCEPTANCE OF THE PRODUCTS OF BOTH THE COMPANY AND ITS CUSTOMERS; DEMAND FOR THE COMPANY'S PRODUCTS, FLUCTUATIONS IN PRODUCTION YIELDS, PRODUCTION EFFICIENCIES AND OVERALL CAPACITY UTILIZATION; CHANGES IN PRODUCT MIX; AND ABSORPTION OF FIXED COSTS, LABOR AND OTHER FIXED MANUFACTURING COSTS.

     Foreign sales represented 69%, 68% and 66% of net sales in fiscal 1999, 1998 and 1997, respectively. The Company's foreign sales have been predominantly in Asia and Europe which the Company attributes to the manufacturing strength in those areas for consumer, automotive, office automation, communications and industrial products. The majority of foreign sales are U.S. Dollar denominated. The Company has entered into and, from time to time, will enter into hedging transactions in order to minimize exposure to currency rate fluctuations. Although none of the countries in which the Company conducts significant foreign operations have had a highly inflationary economy in the last five years, there is no assurance that inflation rates or fluctuations in foreign currency rates in countries where the Company conducts operations will not adversely affect the Company's operating results in the future.

     ADDITIONAL FACTORS AFFECTING OPERATING RESULTS

     The Company believes that future growth in net sales of its 8-bit family of microcontroller products and related memory products will depend largely upon the Company's success in having its current and new products designed into high-volume customer applications. Design wins typically precede the Company's volume shipment of products for such applications by 15 months or more. The Company also believes that shipment levels of its proprietary application development systems are an indicator of potential future design wins and microcontroller sales. The Company continued to achieve a high volume of design wins and shipped increased numbers of application development systems in fiscal 1999 compared to previous fiscal years. There can be no assurance that any particular development system shipment will result in a product design win or that any particular design win will result in future product sales.

     The Company's operating results are affected by a wide variety of other factors that could adversely impact its net sales and profitability, many of which are beyond the Company's control. These factors include the Company's ability to design and introduce new products on a timely basis, market acceptance of products of both the Company and its customers, customer order patterns and seasonality, changes in product mix, whether the Company's customers buy from a distributor or directly from the Company, product performance and reliability, product obsolescence, the amount of any product returns, availability and utilization of manufacturing capacity, fluctuations in manufacturing yield, the availability and cost of raw materials, equipment and other supplies, the cyclical nature of the semiconductor industry and the markets addressed by the Company's products, technological changes, competition and competitive pressures on prices, and economic, political or other conditions in the United States, and other worldwide markets served by the Company. The Company's products are incorporated into a wide variety of consumer, automotive, office automation, communications and industrial products. A slowdown in demand for products which utilize the Company's products as a result of economic or other conditions in the worldwide markets served by the Company could adversely affect the Company's operating results.

     GROSS PROFIT

     The Company's gross profit was $202.9 million, $197.4 million and $166.9 million in fiscal 1999, 1998 and 1997, respectively. Gross profit as a percent of sales was 49.9%, 49.7% and 49.9% in fiscal 1999, 1998 and 1997, respectively. While the gross profit percentage in the last three fiscal years was relatively constant, the Company's performance was impacted by several factors including reduced 5-inch wafer production at Fab 1, increased pricing pressure on its non-volatile memory products, increased 8-inch wafer production and the Company's ongoing cost reduction programs. The Company is continuing the process of transitioning products to smaller geometries and to larger wafer sizes to reduce future manufacturing costs. Eight-inch wafer production commenced at the Tempe wafer fabrication facility in early fiscal 1998 and the Company continues transition products to its 0.7 micron process. The Company expects that 50% of its products will be produced on 8-inch wafers during fiscal 2000. The Company anticipates that its gross product margins will fluctuate over time, driven primarily by the product mix of 8-bit microcontroller products and related memory products, manufacturing yields, fixed cost absorption, wafer fab loading levels and competitive and economic conditions.

     During the quarter ended March 31, 1999, the Company completed the shut-down of its 5-inch wafer production line, primarily due to the higher cost and lower manufacturing flexibility of this production line as compared to the Company's 6-inch and 8-inch wafer capacity. This action will reduce the Company's production capacity by approximately 20%. The Company intends to replace this capacity with 6-inch and 8-inch wafer production over time. The Company also plans to restructure its test operations over the next two quarters, by closing its test facility in Kaohsiung and transferring this capacity to its more cost effective test facility in Thailand.

     In order to offset the adverse cost absorption effects related to the elimination of the 5-inch wafer production line, and the potential impact of conversion of its test capacity to its location in Thailand, the Company has instituted a series of cost reductions in all aspects of its business. There can be no assurance that these restructuring actions and cost reductions will sufficiently reduce fixed manufacturing costs to enable the Company to maintain gross profit margins. In addition, these restructuring actions could result in execution problems and manufacturing yield problems that could adversely impact the Company's gross profit.

     THE FOREGOING STATEMENTS RELATING TO ANTICIPATED GROSS PRODUCT MARGINS, 6-INCH AND 8-INCH WAFER PRODUCTION, THE TRANSITION TO HIGHER YIELDING MANUFACTURING PROCESSES, RESTRUCTURING OF TEST OPERATIONS, AND THE IMPACT OF COST REDUCTIONS ARE FORWARD-LOOKING STATEMENTS. ACTUAL RESULTS COULD DIFFER MATERIALLY BECAUSE OF THE FOLLOWING FACTORS, AMONG OTHERS: FLUCTUATIONS IN PRODUCTION YIELDS, PRODUCTION EFFICIENCIES AND OVERALL CAPACITY UTILIZATION; COST AND AVAILABILITY OF RAW MATERIALS; ABSORPTION OF FIXED COSTS, LABOR AND OTHER DIRECT MANUFACTURING COSTS; THE TIMING AND SUCCESS OF MANUFACTURING PROCESS TRANSITION; DELAYS IN CONSTRUCTION AND FACILITIZATION OF THE EXPANSION AREA AT THE CHACHOENGSAO FACILITY; TIMING AND SUCCESS OF THE TRANSITION OF TEST OPERATIONS FROM TAIWAN TO THAILAND, DEMAND FOR THE COMPANY'S PRODUCTS; COMPETITION AND COMPETITIVE PRESSURE ON PRICING; THE IMPACT OF COST REDUCTIONS AND THE POSSIBLE NEED FOR FURTHER COST REDUCTIONS; CHANGES IN PRODUCT MIX; AND OTHER ECONOMIC CONDITIONS.

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

     Currently all of Microchip's assembly operations, and a portion of its test requirements, are performed by third-party contractors. Reliance on third parties involves some reduction in the Company's level of control over these portions of its business. While the Company reviews the quality, delivery and cost performance of these third-party contractors, there can be no assurance that reliance on third-party contractors will not adversely impact results in future reporting periods if any third-party contractor is unable to maintain assembly and test yields and costs at approximately their current levels. Microchip intends to develop its own in-house assembly operations over the next fiscal year and will shift a portion of its assembly operations from third-party contractors to fill this capacity. The Company currently performs test operations at Company owned facilities in Taiwan and Thailand.

     THE  FOREGOING  STATEMENT  RELATED TO THE  COMPANY'S  INTENTION  TO DEVELOP
IN-HOUSE ASSEMBLY OPERATIONS OVER THE NEXT 12 MONTHS IS A FORWARD-LOOKING STATEMENT. ACTUAL RESULTS COULD DIFFER MATERIALLY BECAUSE OF THE FOLLOWING FACTORS, AMONG OTHERS: TIMING AND SUCCESS OF THE TRANSITION FROM THIRD PARTY ASSEMBLY SERVICES PROVIDERS TO COMPANY-OWNED ASSEMBLY OPERATIONS; DELAY IN THE FACILITATION OF THE COMPANY'S IN-HOUSE ASSEMBLY OPERATIONS; DIFFICULTIES IN THE TRANSITION OF THE ASSEMBLY FUNCTION FROM THIRD PARTIES TO THE COMPANY; SUPPLY DISRUPTION; LABOR UNREST; CHANGES IN PRODUCT MIX; COMPETITIVE PRESSURES ON PRICES; AND OTHER ECONOMIC CONDITIONS.

     The Company's reliance on facilities in Taiwan, Thailand, and other foreign countries, and maintenance of substantially all of its finished goods in inventory overseas, entails certain political and economic risks, including political instability and expropriation, supply disruption, currency controls and exchange fluctuations, as well as changes in tax laws, tariff and freight rates. To date, the Company has not experienced any significant interruptions in its foreign business operations. Nonetheless, the Company's business and operating results could be adversely affected if foreign operations or international air transportation were disrupted.

     RESEARCH AND DEVELOPMENT

     The Company is committed to continued investment in new and enhanced products, including its development systems software and in its design and manufacturing process technology, which are significant factors in maintaining the Company's competitive position. The dollar investment in research and development increased 6.3% in fiscal 1999 over fiscal 1998, and 19.6% in fiscal 1998 over fiscal 1997. The Company will continue to invest in research and development in the future, including an investment in process and product development.

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

     SELLING, GENERAL AND ADMINISTRATIVE

     The Company reduced its level of selling, general and administrative costs to $63.0 million in fiscal 1999 compared to $67.5 million in fiscal 1998. This reduction resulted from the Company's ongoing cost reduction programs. Selling, general and administrative costs in fiscal year 1998 increased by $11.3 million from selling, general and administrative costs in fiscal 1997. Selling, general and administrative costs represented 15.5%, 17.0% and 16.8% of sales in fiscal years 1999, 1998 and 1997, respectively. As the Company continues to invest in incremental worldwide sales and technical support resources to promote the Company's embedded control products, selling, general and administrative costs are expected to rise over time.

     OTHER INCOME (EXPENSE)

     Interest income in fiscal 1999 decreased from fiscal 1998 and 1997 as a result of lower invested cash balances. Interest expense in fiscal 1999 increased over fiscal 1998 due to increased borrowing levels associated with the Company's stock buyback programs. Other income represents numerous immaterial non-operating items.

     PROVISION FOR INCOME TAXES

     Provisions for income taxes reflect tax on foreign earnings and federal and state tax on U.S. earnings. The Company had an effective tax rate of 27.0%, 27.0% and 26.4% for the years ended March 31, 1999, 1998 and 1997, respectively, due primarily to lower tax rates at its foreign locations. The Company believes that its tax rate for the foreseeable future will be approximately 27%. THE FOREGOING STATEMENT REGARDING THE COMPANY'S ANTICIPATED FUTURE TAX RATE IS A FORWARD-LOOKING STATEMENT. ACTUAL RESULTS COULD DIFFER MATERIALLY BECAUSE OF THE FOLLOWING FACTORS, AMONG OTHERS: CURRENT TAX LAWS AND REGULATIONS; TAXATION RATES IN GEOGRAPHIC REGIONS WHERE THE COMPANY HAS SIGNIFICANT OPERATIONS; AND CURRENT TAX HOLIDAYS AVAILABLE IN FOREIGN LOCATIONS.

YEAR 2000 ISSUE

     The Year 2000 ("Y2K") issue is the result of various computer programs being written using two digits rather than four to define the year, thus potentially rendering them incapable of properly managing and manipulating data that includes 21st century dates. The potential for Y2K issues which could reasonably affect the Company could arise from any combination of: a) the Company's own internal information processing and embedded systems, b) external systems used by providers of critical goods or services to the Company, c) customer failures resulting from Y2K problems leading to reductions in demand from the customer, and d) Y2K issues arising within the products manufactured by the Company.

     THE COMPANY'S CURRENT STATE OF YEAR 2000 READINESS

     The Company has implemented a Y2K readiness program and has, as of March 31, 1999, taken substantial efforts to reasonably insure that its operations are not subject to substantial adverse Y2K-related impact. This program began in 1997 with a comprehensive documentation of potential sources of Y2K exposure which could reasonably impact the Company's business. This initial source identification phase has been completed.

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

     The final phase of the Y2K readiness program involves the modification, replacement or elimination of systems identified in the prior analysis phase as being in need of remediation. To date, the Company has completed the remediation process for the majority of its identified internal systems, with the primary effort centered around the total replacement of information systems related to the Company's sales order process, planning, physical distribution and finance functions. The majority of this task was completed during the quarter ended September 30, 1998. As of March 31, 1999, the Company had received letters of Y2K compliance from approximately 93% of its key EXTERNAL vendors and suppliers and expects to secure documentation of compliance from the remainder of these key vendors and suppliers by September 30, 1999.

     COSTS TO ADDRESS THE YEAR 2000 ISSUE

     The total cost associated with required modifications to become Y2K compliant is not expected to be material to the Company's financial position. The amount expended through March 31, 1999 was approximately $14,000,000, primarily associated with the total replacement of the information systems related to the Company's sales order process, planning, physical distribution and finance functions which was completed during the quarter ended September 30, 1998. The

Company had intended to replace such systems in the ordinary course of its business and the implementation was not substantially accelerated due to the Y2K issue. The Company believes that the cost of its Y2K readiness program, as well as currently anticipated costs to be incurred with respect to Y2K issues of third parties, will not exceed $18,000,000, inclusive of the costs described above. It is anticipated that all such expenditures will be funded from operating cash flows and absorbed as part of the Company's ongoing operations.

     MOST REASONABLY LIKELY WORST CASE SCENARIO(S)

     Having reasonably determined that the Company's own hardware and software systems will be substantially Y2K compliant and that its products inherently have no date code-related issues, management believes that the worst case scenarios would most likely involve massive, simultaneous Y2K-related disruptions from the Company's key external raw material suppliers and/or service providers. For these worst case scenarios to have maximum adverse impact on the Company, the vendors in question would either need to be sole-source providers or their peer companies, who would otherwise be potential second-source suppliers, would also need to undergo similar Y2K-related disruption. Examples on the material supplier side would include extended and substantial disruptions of the Company's key raw material suppliers of silicon wafers, leadframes, specialty chemicals and gasses. Examples on the service provider side would include extended, substantial disruptions of the Company's third-party semiconductor assembly firms, telecommunications and datacommunications services, airfreight and delivery services, or the worldwide banking system. Examples on the customer side would include Y2K problems encountered by such customer adversely impacting that customer's business and reducing the customer's purchases from the Company. The Company believes that such massive and simultaneous disruptions of the supply of basic goods and services due to Y2K-related issues are highly unlikely to occur.

     CONTINGENCY PLANS

     The Company has made no contingency plans for handling Y2K issues because it believes that the steps it has taken to assess its own hardware and software systems and those of its key vendors and suppliers are adequate to ensure minimal disruption to its business processes. In the event of random, unforeseen Y2K problems (such as the failure of specific pieces of process equipment, or the temporary inability of certain vendors to provide materials or services), the Company believes that these types of issues will most likely be able to be resolved in the normal course of business, including the potential use of alternate suppliers, in most cases.

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

EURO CONVERSION ISSUES

     The Company operates in the European Market and currently generates approximately 30% of its net sales from customers located in Europe. The Company's commercial headquarters in Europe are located in the United Kingdom, which is not currently one of the eleven member states of the European Union converting to a common currency.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company had $30.8 million in cash and cash equivalents at March 31, 1999, a decrease of $1.4 million from the March 31, 1998 balance. The Company has an unsecured line of credit with a syndicate of domestic banks totaling $90.0 million. Borrowings under the domestic line of credit as of March 31, 1999 were $25.0 million. The domestic line of credit requires the Company to achieve certain financial ratios and operating results. The Company was in compliance with these covenants at March 31, 1999. The Company also has an unsecured short term line of credit totaling $32.8 million with certain foreign banks. Borrowings under the foreign line of credit as of March 31, 1999 were $1.5 million. There are no covenants related to the foreign line of credit. At March 31, 1999, an aggregate of $96.3 million of these facilities was available, subject to financial covenants and ratios with which the Company was in compliance. The Company's ability to fully utilize these facilities is dependent on the Company remaining in compliance with such covenants and ratios.

     During the year ended March 31, 1999, the Company generated $102.6 million of cash from operating activities, a decrease of $33.9 million from the year ended March 31, 1998, and an increase of $25.1 million from the year ended March 31, 1997. The decrease in cash flow from operations during fiscal year 1999 was primarily due to reduced profitability, the impact of special charges, and the impact of changes in accounts payable, accrued expenses and accounts receivable.

     The Company's level of capital expenditures varies from time to time as a result of actual and anticipated business conditions. Capital expenditures in the years ended March 31, 1999, 1998 and 1997 were $39.6 million, $145.3 million and $79.0 million, respectively. Capital expenditures were primarily for the expansion of production capacity and the addition of research and development equipment in each of these periods. The Company currently intends to spend approximately $120.0 million during the next 12 months for additional capital equipment to increase capacity at its existing wafer fabrication facilities, to expand product test operations and to develop in-house assembly capability. The Company expects capital expenditures will be financed by cash flow from operations, available debt arrangements and other sources of financing. The Company believes that the capital expenditures anticipated to be incurred over the next 12 months will provide sufficient additional manufacturing capacity to meet its currently anticipated needs.

     THE FOREGOING STATEMENTS REGARDING THE ANTICIPATED LEVEL OF CAPITAL EXPENDITURES OVER THE NEXT 12 MONTHS AND THE FINANCING OF SUCH CAPITAL EXPENDITURES ARE FORWARD LOOKING STATEMENTS. ACTUAL CAPITAL EXPENDITURES COULD DIFFER MATERIALLY BECAUSE OF THE FOLLOWING FACTORS, AMONG OTHERS: THE CYCLICAL NATURE OF THE SEMICONDUCTOR INDUSTRY AND THE MARKETS ADDRESSED BY THE COMPANY'S PRODUCTS; MARKET ACCEPTANCE OF THE PRODUCTS OF BOTH THE COMPANY AND ITS CUSTOMERS; UTILIZATION OF CURRENT MANUFACTURING CAPACITY; DELAYS IN CONSTRUCTION AND FACILITIZATION OF THE EXPANSION AREA AT THE CHACHOENGSAO FACILITY; THE AVAILABILITY AND COST OF RAW MATERIALS, EQUIPMENT AND OTHER SUPPLIES; AND THE ECONOMIC, POLITICAL AND OTHER CONDITIONS IN THE MARKETS SERVED BY THE COMPANY.

     Net cash used in financing activities was $64.4 million and $2.1 million for the years ended March 31, 1999 and March 31, 1998, respectively. Net cash provided by financing activities was $13.4 million for the year ended March 31, 1997. Proceeds from sale of stock and put options were $16.0 million, $12.5 million and $59.5 million for the years ended March 31, 1999, 1998 and 1997, respectively. Payments on long term debt and capital lease obligations were $4.4 million, $6.1 million and $5.7 million for the years ended March 31, 1999, 1998 and 1997, respectively. Net proceeds from lines of credit were $3.5 million and $23.0 million for the years ended March 31, 1999 and 1998 respectively. Repayments on lines of credit were $21.0 million for the year ended March 31, 1997. Cash expended for the purchase of the Company's Common Stock was $79.5 million, $31.5 million and $19.5 million for the years ended March 31, 1999, 1998 and 1997, respectively.

     During the year ended March 31, 1999, the Company purchased 2,847,500 shares of Common Stock at an aggregate cost of $70,324,000 and had outstanding 700,000 put options at prices ranging from $22.30 to $28.81. The Company also has outstanding a net share settled forward contact. See Note 8 to "Consolidated Financial Statements." The net share settled forward contract could obligate the Company to purchase shares of the Company's Common Stock in the future if the price of the Company's Common Stock is below the strike price of the instruments.

     The Company expects from time to time to purchase shares of Common Stock in connection with its authorized stock purchase program. The Company will also have cash requirements associated with the restructuring activities described above.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information required by this item is set forth at "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources," above.

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information with respect to the Company's directors is incorporated herein by reference to the Company's proxy statement for the 1999 annual meeting of stockholders under the caption "Election of Directors."

     See Item I, Part I hereof under the caption "Executive Officers" for information with respect to the Company's executive officers. Information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is incorporated herein by reference to the Company's proxy statement for the 1999 annual meeting of stockholders under the caption "Section16(a) Beneficial Ownership Reporting Compliance."

ITEM 11. EXECUTIVE COMPENSATION

     Information with respect to executive compensation is incorporated herein by reference to the information under the caption "Executive Compensation" in the Company's proxy statement for the 1999 annual meeting of stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information with respect to security ownership of certain beneficial owners and management of the Company is incorporated herein by reference to the information under the caption "Security Ownership of Principal Stockholders, Directors and Executive Officers" in the Company's proxy statement for the 1999 annual meeting of stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Not applicable.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this Annual Report on Form 10-K:

                                                                        Page No.
                                                                        --------
          (1) Financial Statements:

              Independent Auditors' Report                                F-1

              Consolidated Balance Sheets as of
              March 31, 1999 and 1998                                     F-2

              Consolidated Statements of Income for each
              of the years in the three-year period ended
              March 31, 1999                                              F-3

              Consolidated Statements of Cash Flows for
              each of the years in the three-year period
              ended March 31, 1999                                        F-4

              Consolidated Statements of Stockholders'
              Equity for each of the years in the
              three-year period ended March 31, 1999                      F-5

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

     (b) No current reports on Form 8-K were filed during the quarter ended March 31, 1999.

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

                                       MICROCHIP TECHNOLOGY INCORPORATED
                                                 (Registrant)

                                       By: /s/ Steve Sanghi
                                           -------------------------------------
                                           Steve Sanghi
                                           President and Chief Executive Officer


Date: May 17, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name and Signature                  Title                              Date
------------------                  -----                              ----

/s/ Steve Sanghi              Director, President and               May 17, 1999
--------------------------    Chief Executive Officer
Steve Sanghi


--------------------------
Albert J. Hugo-Martinez*      Director                              May 17, 1999


--------------------------
L. B. Day*                    Director                              May 17, 1999


--------------------------
Matthew W. Chapman*           Director                              May 17, 1999


/s/ C. Philip Chapman         Vice President, Chief Financial       May 17, 1999
--------------------------    Officer and Secretary (Principal
C. Philip Chapman             Financial and Accounting Officer)


*By: /s/ Steve Sanghi         Individually and as  Attorney-in-fact May 17, 1999
--------------------------
         Steve Sanghi

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


                            YEAR ENDED MARCH 31, 1999

                        MICROCHIP TECHNOLOGY INCORPORATED
                                AND SUBSIDIARIES

                                CHANDLER, ARIZONA

               MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                     Page Number
                                                                     -----------

         Independent Auditors' Report                                    F-1

         Consolidated Balance Sheets
         as of March 31, 1999 and 1998                                   F-2

         Consolidated Statements of Income
         for each of the years in the three-year
         period ended March 31, 1999                                     F-3

         Consolidated Statements of Cash Flows
         for each of the years in the three-year
         period ended March 31, 1999                                     F-4

         Consolidated Statements of Stockholders' Equity
         for each of the years in the three-year
         period ended March 31, 1999                                     F-5

         Notes to Consolidated Financial Statements                      F-6

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
Microchip Technology Incorporated:

We have audited the accompanying consolidated balance sheets of Microchip Technology Incorporated and subsidiaries as of March 31, 1999 and 1998, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the years in the three-year period ended March 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material aspects, the financial position of Microchip Technology Incorporated and subsidiaries as of March 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 1999, in conformity with generally accepted accounting principles.



Phoenix, Arizona
April 20, 1999

               MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                      (in thousands except share amounts)

                                     ASSETS
                                                        March 31,     March 31,
                                                          1999          1998
                                                        ---------     ---------
Cash and cash equivalents                               $  30,826     $  32,188
Accounts receivable, net                                   62,545        56,320
Inventories                                                67,975        66,293
Prepaid expenses                                            2,982         2,208
Deferred tax asset                                         37,129        35,778
Other current assets                                        1,958         1,802
                                                        ---------     ---------
   Total current assets                                   203,415       194,589

Property, plant and equipment, net                        293,663       325,892
Other assets                                                8,152         4,262
                                                        ---------     ---------
   Total assets                                         $ 505,230     $ 524,743
                                                        =========     =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Short-term lines of credit                              $   1,509     $  16,000
Accounts payable                                           28,489        36,049
Current maturities of long-term debt                        1,403         2,196
Current maturities of capital  lease obligations              413         2,206
Accrued liabilities                                        49,699        53,452
Deferred income on shipments to distributors               28,607        29,515
                                                        ---------     ---------
   Total current liabilities                              110,120       139,418

Long-term lines of credit                                  25,000         7,000
Long-term debt, less current maturities                        --         1,420
Capital lease obligations, less current maturities             --           348
Long-term pension accrual                                      --           976
Deferred tax liability                                     11,313         8,273

Stockholders'  equity:

Preferred stock, $.001 par value; authorized
 5,000,000 shares; no shares issued or outstanding             --            --
Common stock, $.001 par value; authorized 100,000,000
 shares; issued 53,881,342 and outstanding 51,232,157
 shares at March 31, 1999;                                     54            54
 issued 53,881,342 and outstanding 52,870,389 shares
 at March 31, 1998
Additional paid-in capital                                161,242       176,865
Retained  earnings                                        264,281       214,193
Less shares of common stock held in treasury at cost;
 2,649,185 shares at March 31, 1999 and 1,010,953
 at March 31, 1998                                        (66,780)      (23,804)
                                                        ---------     ---------
   Net stockholders' equity                               358,797       367,308

   Total liabilities and stockholders' equity           $ 505,230     $ 524,743
                                                        =========     =========

          See accompanying notes to consolidated financial statements

               MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME

                    (in thousands except per share amounts)

                                                  Years Ended March 31,
                                          -------------------------------------
                                             1999          1998          1997
                                          ---------     ---------     ---------

Net sales                                 $ 406,460     $ 396,894     $ 334,252
Cost of sales                               203,574       199,538       167,330
                                          ---------     ---------     ---------
   Gross profit                             202,886       197,356       166,922

Operating expenses:
   Research and development                  40,787        38,362        32,073
   Selling, general and administrative       63,006        67,549        56,248
   Special charges                           28,937         5,000         7,544
                                          ---------     ---------     ---------
                                            132,730       110,911        95,865

Operating income                             70,156        86,445        71,057

Other income (expense):
   Interest income                              754         2,635         1,419
   Interest expense                          (2,964)       (1,130)       (3,271)
   Other, net                                   665           217           288
                                          ---------     ---------     ---------

Income  before income  taxes                 68,611        88,167        69,493

Income taxes                                 18,523        23,799        18,361
                                          ---------     ---------     ---------

Net income                                $  50,088     $  64,368     $  51,132
                                          =========     =========     =========

 Basic net income per share               $    0.98     $    1.21     $    0.99
                                          =========     =========     =========

 Diluted net income per share             $    0.94     $    1.14     $    0.94
                                          =========     =========     =========
Weighted average common
   shares outstanding                        51,136        53,376        51,569
                                          =========     =========     =========
Weighted average common and common
   equivalent shares outstanding             53,528        56,313        54,683
                                          =========     =========     =========

          See accompanying notes to consolidated financial statements

               MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (in thousands)

                                                                 Years Ended March 31,
                                                        -------------------------------------
                                                          1999          1998          1997
                                                        ---------     ---------     ---------
Cash flows from operating activities:
  Net income                                            $  50,088     $  64,368     $ 51,132
Adjustments to reconcile net income to
 net cash provided by operating activities:
  Provision for doubtful accounts                             335           638          452
  Provision for inventory valuation                         3,464         2,126        1,886
  Provision for pension accrual                             1,037         1,202        1,316
  Special charges                                          20,017         5,000        2,483
  Depreciation and amortization                            64,851        53,468       39,853
  Amortization of purchased technology                        300           300          300
  Deferred income taxes                                     1,689        (9,423)      (3,000)
  Tax benefit from exercise of stock options                4,915         5,332        5,742
  Decrease (increase) in accounts receivable               (6,560)        4,144      (14,346)
  Increase in inventories                                  (5,146)      (11,606)      (2,572)
  Increase (decrease) in accounts payable
    and accrued liabilities                               (24,797)       12,828       (3,699)
  Change in other assets and liabilities                   (7,556)        8,164       (1,961)
                                                        ---------     ---------     --------

Net cash provided by operating activities                 102,637       136,541       77,586
                                                        ---------     ---------     --------
Cash flows from investing activities:
  Capital expenditures                                    (39,640)     (145,301)     (79,012)
                                                        ---------     ---------     --------

Net cash used in investing activities                     (39,640)     (145,301)     (79,012)
                                                        ---------     ---------     --------
Cash flows from financing activities:
  Net proceeds from (repayments of) lines of credit         3,509        23,000      (21,000)
  Payments on long-term debt                               (2,213)       (2,470)      (2,734)
  Payments on capital lease obligations                    (2,141)       (3,605)      (2,948)
  Repurchase of common stock                              (79,512)      (31,481)     (19,463)
  Proceeds from sale of stock and put options              15,998        12,505       59,511
                                                        ---------     ---------     --------

Net cash provided by (used in) financing activities       (64,359)       (2,051)      13,366
                                                        ---------     ---------     --------

Net increase (decrease) in cash and cash equivalents       (1,362)      (10,811)      11,940

Cash and cash equivalents at beginning of year             32,188        42,999       31,059
                                                        ---------     ---------     --------

Cash and cash equivalents at end of year                $  30,826     $  32,188     $ 42,999
                                                        =========     =========     ========

          See accompanying notes to consolidated financial statements

               MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIAIRES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                              Common                Common
                                       Stock and Additional     Stock held in                    Net
                                          Paid-in Capital          Treasury       Retained   Stockholders'
(in thousands)                           Shares    Amount      Shares    Amount   Earnings      Equity
--------------                           ------    ------      ------    ------   --------      ------
Balance March 31, 1996                   51,581   $120,939        --         --   $ 98,693     $219,632

Sale of Stock
Public offering (net of offering
Costs of $2,905)                          1,380     47,120        --         --         --       47,120
Exercise of stock options                 1,315      8,388        --         --         --        8,388
Employee stock purchase plan                246      3,576        --         --         --        3,576

Purchase of treasury stock                   --         --     1,326    (19,463)        --      (19,463)
Issuance of treasury stock for the
exercise of options and purchases in
the employee stock purchase plan         (1,221)   (17,984)   (1,221)    17,984         --           --
Sale of put options, net                     --        427        --         --         --          427
Tax benefit from exercise of options         --      5,742        --         --         --        5,742
Compensation expense                         --         30        --         --         --           30
Net income                                   --         --        --         --     51,132       51,132
                                        -------   --------    ------   --------   --------     --------

Balance March 31, 1997                   53,301   $168,238       105   $ (1,479)  $149,825     $316,584

Sale of Stock
Exercise of stock options                   778      5,972        --         --         --        5,972
Employee stock purchase plan                173      4,318        --         --         --        4,318

Purchase of treasury stock                   --         --     1,277    (31,481)        --      (31,481)
Issuance of treasury stock for the
exercise of options and purchases in
the employee stock purchase plan           (371)    (9,156)     (371)     9,156         --           --
Sale of put options, net                     --      2,215        --         --         --        2,215
Tax benefit from exercise of options         --      5,332        --         --         --        5,332
Net income                                   --         --        --         --     64,368       64,368
                                        -------   --------    ------   --------   --------     --------

Balance March 31, 1998                   53,881   $176,919     1,011   $(23,804)  $214,193     $367,308

Sale of Stock
Exercise of stock options                   944      9,906        --         --         --        9,906
Employee stock purchase plan                219      3,979        --         --         --        3,979

Purchase of treasury stock                   --         --     3,328    (79,512)        --      (79,512)
Issuance of treasury stock for the
exercise of options, purchases in
the employee stock purchase plan
and net share settled forward contract   (1,163)   (36,536)   (1,690)    36,536         --           --
Sale of put options, net                     --      2,113        --         --         --        2,113
Tax benefit from exercise of options         --      4,915        --         --         --        4,915
Net income                                   --         --        --         --     50,088       50,088
                                        -------   --------    ------   --------   --------     --------

Balance March 31, 1999                   53,881   $161,296     2,649   $(66,780)  $264,281     $358,797
                                        =======   ========    ======   ========   ========     ========

           See accompanying notes to consolidated financial statements

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   SIGNIFICANT ACCOUNTING POLICIES

     NATURE OF BUSINESS
     Microchip develops, manufactures and markets field programmable 8-bit microcontrollers, application specific standard products ("ASSPs") and related specialty memory products for high-volume embedded control applications in the consumer, automotive, office automation, communications and industrial markets.

     PRINCIPLES OF CONSOLIDATION
     The consolidated financial statements include the accounts of Microchip Technology Incorporated and its wholly owned subsidiaries ("Microchip" or the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

     CASH AND CASH EQUIVALENTS
     All highly liquid investments including marketable securities purchased with an original maturity of three months or less are considered to be cash equivalents. There were no marketable securities at March 31, 1999 and 1998.

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

     COMPUTATION OF NET INCOME PER SHARE
     In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128, EARNINGS PER SHARE ("SFAS No. 128"). SFAS No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where appropriate restated, to conform to the SFAS No. 128 requirements.

     IMPAIRMENT OF LONG-LIVED ASSETS
     The Company records impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount.

     STOCK OPTION PLANS
     Prior to April 1, 1996, the Company accounted for its stock option plans in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related interpretations. As such, compensation expense would be recorded only if, on the date of grant, the current market price of the underlying stock exceeded the exercise price. On April 1, 1996, the Company adopted SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, ("SFAS No. 123") which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in fiscal 1996 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

     USE OF ESTIMATES
     The Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

     RECLASSIFICATIONS
     Certain 1998 and 1997 fiscal year balances have been reclassified to conform to the fiscal year 1999 presentation.

2.   SPECIAL CHARGES

     LEGAL SETTLEMENT WITH LUCENT TECHNOLOGIES INC.
     On January 13, 1998, the Company finalized a settlement of its patent litigation with Lucent Technologies Inc. resulting in the Company recording a $5,000,000 special charge during the quarter ended December 31, 1997. Under the terms of the settlement, Microchip made a one-time cash payment to Lucent and issued to Lucent warrants to acquire 300,000 shares of Common Stock of the Company priced at $25.25 per share. The terms of the settlement also provide for the Company to make a contingent payment to Lucent if the Company's earnings per share performance for the three and one-half year period ending June 30, 2001 does not meet certain targeted levels. Based on the current estimate of earnings per share for the measurement period the Company has provided the appropriate reserve to meet this liability. It is currently anticipated that any additional contingent payment required under the terms of the settlement, in addition to the current reserve, would be expensed in the period the amount is determined.

     RESTRUCTURING CHARGES
     The Company has implemented two restructuring actions to position the Company for future cost effective growth. During the March 1999 quarter, the Company completed closure of its 5-inch wafer line which represented the Company's least flexible and least cost-effective production capacity. Eliminating the 5-inch production capacity reduces the Company's productive capacity by approximately 20%. The Company intends to replace this capacity with 6-inch and 8-inch wafer production over time. This action resulted in a restructuring charge of $7,561,000 in the March 1999 quarter. The Company also decided to restructure its test operations over the next two quarters by closing its Kaohsiung facility and migrating its test capacity to its lower-cost, Thailand facility. This action resulted in a restructuring charge of $6,089,000 in the March 1999 quarter.

     Included in the restructuring charges resulting from elimination of the 5-inch production capacity was $6,758,000 related to equipment that was written off, $310,000 related to employee severance costs and $493,000 related to other restructuring costs. Included in the restructuring charges resulting from the closure of the Kaohsiung facility was $5,579,000 related to employee severance costs and $510,000 related to other restructuring costs.

     Included in the special charge the Company recorded in the March 1999 quarter was $1,805,000 related to two legal settlements associated with intellectual property matters, and $350,000 related to restructure of a portion of the Company's sales infrastructure.

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

     During the quarter ended June 30, 1996, primarily in response to inventory correction activities at the Company's customers, the Company implemented a series of actions to reduce production capacity, curtail the growth of inventories and reduce operating expenses. These actions included delaying capital expansion plans and deferring capital spending, a 15% production cutback in wafer fabrication, a headcount reduction in early April 1996 representing approximately 3% of the Company's worldwide employees, and a two-week wafer fab shut down in early July 1996. As a result of these actions, the Company recorded a pre-tax special charge of $5,969,000 in the quarter ended June 30, 1996 to cover costs primarily related to idling part of the Company's 5-inch wafer fab capacity, paying continuing expenses during the wafer fabrication facility shutdown and paying severance costs associated with the April 1996 headcount reduction.

     ACQUISITIONS

     KEELOQ(R) HOPPING COde
     On November 17, 1995, the Company acquired the Keeloq(R) hopping code technology and patents developed by Nanoteq Ltd. of the Republic of South Africa, and the marketing rights related thereto (the "Keeloq Acquisition"). The Keeloq Acquisition was treated as an asset purchase for accounting purposes. The amount paid for the Keeloq Acquisition, including all related costs, was $12,948,000. The Company has written off a substantial portion of the purchase price that relates to in-process research and development costs, which is consistent with the Company's ongoing treatment of research and development costs, as well as all Keeloq Acquisition-related costs. The special charge associated with the Keeloq Acquisition was $11,448,000, with the balance treated as purchased technology and amortized on a straight line basis over five years. Under the terms of the Keeloq Acquisition, the Company agreed to a secondary payment which has been determined to be $10,250,000, net of legal expenses of $1,107,000. The Company has determined that $4,250,000 will be treated as purchased technology and amortized over the remaining expected life of the revenue stream of the Keeloq products. Under the provisions of SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG LIVED ASSETS AND FOR LONG LIVED ASSETS TO BE DISPOSED OF, the balance of the payment including the residual asset value capitalized as part of the initial payment has been written off as part of the special charge made by the Company in the quarter ended March 31, 1999. The total amount expensed as part of the special charge in the quarter ended March 31, 1999 was $7,632,000.

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

3.   CONTINGENCIES

     The Company is subject to lawsuits and other claims arising in the ordinary course of its business. In the Company's opinion, based on consultation with legal counsel, as of March 31, 1999, the effect of such matters will not have a material adverse effect on the Company's financial position.

4.   ACCOUNTS RECEIVABLE

     Accounts receivable consists of the following (amounts in thousands):

                                                               March 31,
                                                         1999            1998
                                                         ----            ----
            Trade accounts receivable                  $64,335         $57,922
            Other                                          570             790
                                                       -------         -------

                                                        64,905          58,712

            Less allowance for doubtful accounts         2,360           2,392
                                                       -------         -------

                                                       $62,545         $56,320
                                                       =======         =======

5.   INVENTORIES

     The components of inventories are as follows (amounts in thousands):

                                                               March 31,
                                                         1999            1998
                                                         ----            ----
            Raw materials                              $ 4,491         $ 5,795
            Work in process                             46,947          40,000
            Finished goods                              26,531          30,021
                                                       -------         -------

                                                        77,969          75,816

            Less allowance for inventory valuation       9,994           9,523
                                                       -------         -------

                                                       $67,975         $66,293
                                                       =======         =======

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

6.   PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consists of the following (amounts in thousands):

                                                               March 31,
                                                         1999            1998
                                                         ----            ----
            Land                                      $ 11,545        $ 11,749
            Building and building improvements          77,600          59,725
            Machinery and equipment                    365,947         322,624
            Projects in process                         41,143          82,528
                                                      --------        --------

                                                       496,235         476,626
            Less accumulated depreciation
              and amortization                         202,572         150,734
                                                      --------        --------

                                                      $293,663        $325,892
                                                      ========        ========

7.   LONG-TERM DEBT

     Long-term debt consists of borrowings (denominated in U.S. Dollars) from three Taiwan financial institutions, secured by equipment financed thereby. Interest rates are at the Singapore Interbank Offering Rate (SIBOR) (5.125% at March 31, 1999) plus 0.75% and at the London Interbank Offering Rate (LIBOR) (5.125% at March 31, 1999) plus 0.75%. The weighted average interest rate on these borrowings was 5.875% at March 31, 1999. Payments, including interest, are due on a semi-annually basis. With the scheduled closure of the Kaohsiung testing facility and the transfer of the equipment secured by this financing to the Company's testing facility in Bangkok, Thailand, the balance of $1,403,000 remaining under the terms of this financing has been classified as a current liability.

     The Company has an unsecured line of credit with a syndicate of U.S. banks for up to $90,000,000, bearing interest at the LIBOR plus .325% expiring in October 2000. The Company had utilized $25,000,000 and $7,000,000 of this line of credit as of March 31, 1999 and 1998, respectively. The agreement between the Company and the syndicate of banks requires the Company to achieve certain financial ratios and operating results. The Company was in compliance with these covenants as of March 31, 1999.

     The Company has an additional unsecured line of credit with various Taiwan financial institutions for up to $32,814,000 (U.S. Dollar equivalent). These borrowings are predominantly denominated in U.S. Dollars, bearing interest at SIBOR plus 0.59% (average) and expiring on various dates through November, 1999. At March 31, 1999 and 1998 the Company had utilized $1,509,000 and $16,000,000, respectively, of this line of credit.

8.   EMPLOYEE BENEFIT PLANS

     The Company maintains a contributory profit-sharing plan for a majority of its domestic employees meeting certain service requirements. The plan qualifies under Section 401(k) of the Internal Revenue Code, and allows employees to contribute up to 15% of their compensation, subject to maximum annual limitations prescribed by the Internal Revenue Service. Company contributions to the plan were at the discretion of the Board of Directors until January 1, 1997, when the employer match was revised to provide for a fixed and discretionary component. The Company shall make a matching contribution of up to 25% of the first 4% of the participant's eligible compensation and may award up to an additional 25% under the discretionary match. All matches are provided on a quarterly basis and require the participant to be an active employee at the end of each quarter. For the fiscal years ended March 31, 1999, 1998 and 1997, the Company contributions to the plan totaled $445,000, $525,000 and $452,000, respectively.

     The Company's Employee Stock Purchase Plan (the "Purchase Plan") allows eligible employees of the Company to purchase shares of Common Stock at semi-annual intervals through periodic payroll deductions. The purchase price per share, in general, will be 85% of the lower of the fair market value of the Common Stock on the participant's entry date into the offering period or 85% of the fair market value on the semi-annual purchase date. As of March 31, 1999, 101,710 shares were available for issuance under the Purchase Plan. Since the inception of the Purchase Plan, 3,306,000 shares of Common Stock have been reserved for issuance under the Purchase Plan. In April 1999, subject to stockholder approval, the Board reserved an additional 400,000 shares of Common Stock for issuance under the Purchase Plan. During fiscal 1995, a purchase plan was adopted for employees in non-U.S. locations. Such plan allows for the purchase price per share to be 100% of the lower of the fair market value of the Common Stock on the beginning or end of the semi-annual purchase plan period.

     Effective January 1, 1997, the Company adopted a non-qualified deferred compensation arrangement. This plan is unfunded and is maintained primarily for the purpose of providing deferred compensation for a select group of management as defined in ERISA Sections 201, 301 and 401. There are no Company matching contributions with respect to this plan.

     Substantially all employees in foreign locations are covered by a statutory pension plan. Contributions are accrued based on an actuarially determined percentage of compensation and are funded in amounts sufficient to meet statutory requirements. Pension expense amounted to $1,037,000, $1,202,000 and $1,316,000 for the years ended March 31, 1999, 1998 and 1997, respectively.

     The Company has a management incentive compensation plan which provides for bonus payments, based on a percentage of base salary, from an incentive pool created from operating profits of the Company, at the discretion of the Board of Directors. During the years ended March 31, 1999, 1998 and 1997, $2,220,000, $1,851,000 and $2,064,000 respectively, was charged against operations for this plan.

     The Company also has a plan which provides a cash bonus based on the operating profits of the Company for all employees, at the discretion of the Board of Directors. During the years ended March 31, 1999, 1998 and 1997, $607,000, $1,746,000 and $1,373,000, respectively, was charged against operations for this plan.

9.   STOCK OPTION PLANS

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

     At March 31, 1999, there were 3,940,780 shares available for grant under the Plans. In April 1999, the Board reserved an additional 1,500,000 shares of Common Stock for issuance under the 1997 Nonstatutory Stock Option Plan. The per share weighted-average fair value of stock options granted under the Plans for the years ended March 31, 1999, 1998 and 1997 was $10.31, $15.61 and $9.66, respectively, based on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                               Years Ended March 31,
                                        1999          1998          1997
                                        ----          ----          ----
     Expected life (years)              3.96          3.64          3.50
     Risk-free interest rate            5.10%         5.75%         6.25%
     Volatility                           68%           62%           60%
     Dividend yield                        0%            0%            0%

     Under the Plans, 18,897,479 shares of Common Stock had been reserved for issuance since the inception of the Plans.

     The stock option activity is as follows:

                                                         Options Outstanding
                                                                Weighted Average
                                                     Shares      Exercise Price
                                                     ------      --------------
             Outstanding at March 31, 1996         6,547,307         $10.88

             Granted                               2,092,952          17.74
             Exercised                            (1,314,977)          6.16
             Canceled                               (967,610)         21.28
                                                  ----------

             Outstanding at March 31, 1997         6,357,672         $12.50

             Granted                               1,631,821          27.80
             Exercised                              (778,418)          7.72
             Canceled                             (1,006,781)         25.99
                                                  ----------

             Outstanding at March 31, 1998         6,204,294         $14.84

             Granted                               1,323,606          22.79
             Exercised                              (944,349)         10.44
             Canceled                               (344,574)         28.94
                                                  ----------

             Outstanding at March 31, 1999         6,238,977         $16.83
                                                  ==========         ======

     The  following  table  summarizes   information  about  the  stock  options
     outstanding at March 31, 1999:

                                         Weighted
                                          Average     Weighted                       Weighted
             Range            Options    Remaining     Average         Options        Average
        Exercise Price      Outstanding    Life     Exercise Price   Exercisable   Exercise Price
        --------------      -----------    ----     --------------   -----------   --------------
     $ 0.0300 - $ 2.4070       287,296     3.84        $ 1.98           287,294        $ 1.98
     $ 3.9630 - $ 7.1110     1,017,039     4.47          7.10         1,016,976          7.10
     $ 7.5930 - $13.7220     1,039,148     5.28         13.52           845,834         13.48
     $14.5550 - $16.8330       852,059     7.19         16.76            55,639         15.81
     $17.0000 - $21.1250     1,581,340     8.26         19.57           188,320         17.77
     $21.5000 - $24.0000       768,733     8.12         22.41            66,485         22.55
     $24.2500 - $45.6250       693,362     8.64         29.87            45,567         28.80

     $ 0.0300 - $45.6250     6,238,977     6.82        $16.83         2,506,115        $10.46

     At March 31, 1999 and 1998, the number of options exercisable was 2,506,115 and 2,625,827, respectively, and the weighted-average exercise price of those options was $10.46 and $8.94, respectively.

     On March 2, 1998, the Board of Directors of the Company approved an option exchange program for options priced in excess of $25.00. This program excluded executive officers, corporate officers and directors. Eligible employees who were issued stock options in this category could elect to keep their options to buy Common Stock at the original grant price or elect to exchange such options for options priced at $21.50 per share, the fair market value of the Company's Common Stock on March 9, 1998. If the employee elected to exchange the options for options priced at $21.50 per share, the vesting commencement date was extended by 90 days from the original vesting date. There were 534,522 shares exchanged under this option exchange program.

     For certain options granted, the Company recognized as compensation expense the excess of the deemed value for accounting purposes of the Common Stock issuable upon exercise of such options over the exercise price of such options. This deferred compensation expense is amortized ratably over the vesting period of each option. During the year ended March 31, 1997, the Company recorded compensation expense of $30,000.

     The Company received a tax benefit of $4,915,000, $5,332,000 and $5,742,000 for the years ended March 31, 1999, 1998 and 1997, respectively, from the exercise of non-qualified stock options and the disposition of stock acquired with incentive stock options or through the Purchase Plan. For financial reporting purposes, the tax effect of this deduction is accounted for as a credit to additional paid-in capital rather than as a reduction of income tax expense. The Company applies APB Opinion No. 25 in accounting for its various stock plans and, accordingly, no compensation cost has been recognized for the Plans or the Purchase Plan in the financial statements. Had the Company determined compensation cost in accordance with SFAS No. 123, the Company's net income per share would have been reduced to the pro forma amounts indicated below:

                                                Years Ended March 31,
                                             1999         1998         1997
                                           -------      -------      -------
     Net income           As reported      $50,088      $64,368      $51,132
                          Pro forma         43,183       58,461       48,202

     Basic net income     As reported      $  0.98      $  1.21      $  0.99
     per share            Pro forma           0.84         1.10         0.93

     Dilutednet income    As reported      $  0.94      $  1.14      $  0.94
     per share            Pro forma           0.81         1.04         0.88

     Pro forma net income reflects only options granted during the fiscal years ended March 31, 1999, 1998, 1997 and 1996. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in pro forma net income amounts presented above because compensation cost is reflected over the options' vesting period and compensation cost for options granted prior to April 1, 1995 is not considered.

10.  LEASE COMMITMENTS

     The Company leases office space, transportation and other equipment under capital and operating leases which expire at various dates through September, 2007. The future minimum lease commitments under these leases are payable as follows (amounts in thousands):

          Year ended                                       Capital     Operating
           March 31,                                       Leases        Leases
           ---------                                       ------        ------
            2000                                            $424         $1,432
            2001                                              --          1,130
            2002                                              --            925
            2003                                              --            777
            2004                                              --            564
            Thereafter                                                    1,278
                                                            ----         ------
            Total minimum lease payments                    $424         $6,106

            Less amount representing interest
            (at rates ranging from 6.7% to 8.5%)             (11)
                                                            ----
            Present value of net minimum lease payments      413
                                                            ====

     Rental expense under operating leases totaled $2,759,000, $2,811,000 and $2,644,000 for the years ended March 31, 1999, 1998 and 1997, respectively.

11.  INCOME TAXES

     The provision for income taxes is as follows (amounts in thousands):

                                                 Years Ended March 31,
                                           1999          1998          1997
                                         --------      --------      --------
     Current expense:
         Federal                         $  8,405      $ 22,575      $ 13,814
         State                                934         2,508         3,454
         Foreign                            7,495         8,139         4,093
                                         --------      --------      --------

                                           16,834        33,222        21,361
                                         --------      --------      --------
     Deferred expense (benefit):
         Federal                            1,413        (6,315)       (1,322)
         State                                157          (702)         (331)
         Foreign                              119        (2,406)       (1,347)
                                         --------      --------      --------

                                            1,689        (9,423)       (3,000)
                                         --------      --------      --------

                                         $ 18,523      $ 23,799      $ 18,361
                                         ========      ========      ========

     The tax benefit associated with the exercise of employee stock options reduced taxes currently payable by $4,915,000, $5,332,000, and $5,742,000 for the years ended March 31, 1999, 1998 and 1997, respectively. These amounts were credited to additional paid in capital in each of the three fiscal years.

     The provision for income taxes differs from the amount computed by applying the statutory federal tax rate to income before income taxes. The sources and tax effects of the differences are as follows (amounts in thousands):

                                                 Years Ended March 31,
                                           1999          1998          1997
                                         --------      --------      --------
     Computed expected provision         $24,014       $30,858        $24,323

     State income taxes, net
     of federal benefit                    1,289         1,630          2,245

     Foreign sales corporation benefit    (2,824)       (3,707)        (2,552)

     Foreign income taxed at
     lower than the federal rate          (3,956)       (4,982)        (5,655)
                                         -------       -------        -------

                                         $18,523       $23,799        $18,361
                                         =======       =======        =======

     Pretax income from foreign  operations  was  $29,787,000,  $39,554,000  and
     $32,172,000   for  the  years  ended  March  31,   1999,   1998  and  1997,
     respectively. Unremitted foreign earnings that are considered to be permanently invested outside the United States and on which no deferred taxes have been provided, amounted to approximately $177,661,000 at March 31, 1999.

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows (amounts in thousands):

                                                             March 31,
                                                       1999             1998
                                                     --------         --------
         Deferred tax assets:

            Intercompany profit in inventory         $ 15,474         $ 15,168
            Deferred income on shipments
            to distributors                             9,884            9,398
            Inventory reserves                          3,921            3,550
            Accrued expenses and other                  7,850           10,460
                                                     --------         --------
            Gross deferred tax assets                  37,129           38,576
                                                     --------         --------
         Deferred tax liabilities:

            Property, plant and equipment,
            principally due to differences in
            depreciation                              (11,313)         (11,071)
                                                     --------         --------
            Gross deferred tax liability              (11,313)         (11,071)
                                                     --------         --------
            Net deferred tax asset                   $ 25,816         $ 27,505
                                                     ========         ========

     Management believes that the results of future operations will generate sufficient taxable income to realize the deferred tax assets.

     The Company has benefited from a partial tax holiday for its Taiwan manufacturing operations over the past several years. The Company is currently benefiting from a tax holiday for its Thailand manufacturing operations. The aggregate dollar benefits derived from these tax holidays approximated $5,121,000, $5,614,000, and $5,415,000 for the years ended
     March 31, 1999, 1998 and 1997, respectively. The benefit the tax holidays had on net income per share approximated $0.10, $0.10 and $0.10 for the years ended March 31, 1999, 1998 and 1997, respectively. The Company's tax holiday status in Taiwan expired in March 1997 and will partially expire in Thailand in September 2003.

12.  ACCRUED LIABILITIES

     Accrued liabilities consists of the following (amounts in thousands):

                                                           March 31,
                                                    1999               1998
                                                  -------            -------
            Accrued salaries and wages            $11,437            $ 7,468
            Income taxes                            5,654             22,396
            Keeloq acquisition                     10,250                 --
            Other accrued expenses                 21,873             23,588
                                                  -------            -------
                                                  $49,214            $53,452
                                                  =======            =======

13.  STOCKHOLDERS' EQUITY

     STOCKHOLDER RIGHTS PLAN. On February 13, 1995, the Company's Board of Directors adopted a Stockholder Rights Plan (the "Plan"). Under the Plan, each share of the Company's Common Stock has one right which entitles the stockholder to buy 1/100th of a share of the Company's Series A Participating Preferred Stock. The rights have an exercise price of $66.67 and expire in February 2005. The rights become exercisable and transferable upon the occurrence of certain events.

     STOCK REPURCHASE ACTIVITY. In connection with a stock repurchase program, during the years ended March 31, 1999 and 1998, the Company purchased a total of 2,847,500 and 1,277,500 shares of the Company's Common Stock in open market activities at a total cost of $70,324,000 and $31,481,000 respectively. During the year ended March 31, 1999 the Company received 230,575 shares in conjunction with the net share settled forward contract. Also, in connection with a stock repurchase program, during fiscal 1999 and fiscal 1998 the Company sold put options for 600,000 shares and 700,000 shares of Common Stock, respectively. Pricing per share ranged from $22.30 to $27.50 in fiscal 1999 and from $29.50 to $38.81 in fiscal 1998. During fiscal 1999 and 1998, the Company purchased put options for 50,000 and 300,000 shares, respectively. The net proceeds from the sale and repurchase of these options, in the amount of $2,113,000 and $2,215,000 for fiscal 1999 and 1998 respectively has been credited to additional paid-in capital. During the year ended March 31, 1999 put options for 250,000 shares were purchased at the settlement dates at a total cost of $9,188,000. As of March 31, 1999, the Company had outstanding put options for 700,000 shares which have expiration dates ranging from July 29, 1999 to September 13, 1999 at prices ranging from $22.30 to $28.81 per share.

     During the year ended March 31, 1999, the Company completed two transactions in connection with the stock repurchase program. In April 1998 the Company completed a costless collar transaction for 500,000 calls priced at $25.95 and 665,000 puts priced at $25.19. The expiration date of the transaction was April 28, 1999, resulting in the Company receiving $4,660,000 which will be credited to additional paid in capital. Also in connection with the stock repurchase program, the Company completed a net share settled forward contract for 2,000,000 shares at an average price of $29.24. The expiration date of this transaction is May 2000 with quarterly interim settlement dates.

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

                                                  March 31,
                                           1999                1998
                                         --------            --------
            United States                $284,496            $306,142
            Taiwan                        125,768             136,128
            Thailand                       66,532              57,374
            Other                          28,434              25,099
                                         --------            --------
                 Total Assets            $505,230            $524,743
                                         ========            ========

     Sales to unaffiliated customers located outside the United States, primarily in Asia and Europe, aggregated approximately 69%, 68% and 66% of consolidated net sales for the years ended March 31, 1999, 1998 and 1997, respectively.

15.  FAIR VALUE OF FINANCIAL INSTRUMENTS

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

     The Company is party to financial instruments with off-balance-sheet risk in the normal course of business to reduce its exposure to fluctuations in foreign exchange rates. These financial instruments include standby letters of credit and foreign currency forward contracts. When engaging in forward contracts, risks arise from the possible inability of counterparties to meet the terms of their contracts and from movements in securities values, interest rates and foreign exchange rates. At March 31, 1999 and 1998, the Company held contracts totaling $4,263,000 and $9,158,000, respectively, which were entered into and hedged the Company's foreign currency risk. The contracts matured May 4, 1999 and April 28, 1998. Unrealized gains and losses as of the balance sheet dates and realized gains and losses for the years ending March 31, 1999, 1998 and 1997 were not material.

16.  NET INCOME PER SHARE

     The following table sets forth the computation of basic and diluted net income per share (in thousands except per share amounts):

                                                     Years Ended March 31,
                                                1999        1998          1997
                                              -------      -------      -------
     Net income                               $50,088      $64,368      $51,132
                                              =======      =======      =======
     Weighted average common
     shares outstanding                        51,136       53,376       51,569

     Dilutive effect of stock options           2,392        2,937        3,114
                                              -------      -------      -------
     Weighted average common and common
     equivalent shares outstanding             53,528       56,313       54,683
                                              =======      =======      =======

     Basic net income per share               $  0.98      $  1.21      $  0.99
                                              =======      =======      =======
     Diluted net income per share             $  0.94      $  1.14      $  0.94
                                              =======      =======      =======

17.  QUARTERLY RESULTS (UNAUDITED)

     The following table presents the Company's selected unaudited quarterly operating results for eight quarters ended March 31, 1999. The Company believes that all necessary adjustments have been made to present fairly the related quarterly results (in thousands except per share amounts).

                                     First     Second       Third      Fourth
                                    Quarter    Quarter     Quarter     Quarter      Total
                                    -------    -------     -------     -------      -----
     FISCAL 1999

     Net Sales                      $99,489    $103,780    $100,167    $103,024    $406,460
     Gross profit                    49,258      51,473      50,642      51,513     202,886
     Operating income                17,488      24,664      25,120       2,884      70,156
     Net income                      12,774      17,563      17,854       1,897      50,088
     Diluted net income per share       .23         .33         .34         .04         .94

     FISCAL 1998

     Net sales                      $97,228    $103,036    $103,550    $ 93,080    $396,894
     Gross profit                    49,393      52,141      49,804      46,018     197,356
     Operating income                23,955      25,563      17,583      19,344      86,445
     Net income                      17,832      19,182      13,127      14,227      64,368
     Diluted net income per share       .32         .34         .23         .26        1.14

18.  SUPPLEMENTAL FINANCIAL INFORMATION

     Cash paid for income taxes amounted to $27,875,000, $19,857,000 and $8,108,000 during the years ended March 31, 1999, 1998 and 1997, respectively. Cash paid for interest amounted to $2,688,000, $796,000 and $3,183,000 during the years ended March 31, 1999, 1998 and 1997, respectively. Included in the special charge for the year ended March 31, 1999 was a non-cash amount of $8,920,000, of which $1,700,000 pertained to the write off of products obsoleted by the introduction of newer products and $7,220,000 pertained to the write down of fixed assets due to the restructuring of wafer fabrication facilities.

     A summary of additions and deductions related to the allowances for accounts receivable and inventories for the years ended March 31, 1999, 1998 and 1997 follows:

                                         Balance at     Charged to
                                         beginning      costs and                   Balance at
                                          of year       expenses     Deductions     end of year
                                          -------       --------     ----------     -----------
     Allowance for doubtful accounts:

         1999                            $ 2,392         $  335       $  (367)         $2,360
         1998                              2,094            638          (340)          2,392
         1997                              1,834            452          (192)          2,094

     Allowance for inventory valuation:

        1999                             $ 9,523         $3,464       $(2,993)         $9,994
        1998                               8,331          2,126          (934)          9,523
        1997                              10,372          1,886        (3,927)          8,331

                                  EXHIBIT INDEX

Exhibit No.                     Description                             Page No.
-----------                     -----------                             --------

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

   3.2 Amended and Restated By-Laws of Registrant, as amended through August 10, 1998 [Incorporated by reference to Exhibit No. 3.1 to Registrant's
              Quarterly Report on Form 10-Q for the quarter ended September 30, 1998]

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

                                  EXHIBIT INDEX

Exhibit No.                     Description                             Page No.
-----------                     -----------                             --------

   10.6 Form of Notice of Grant For 1993 Stock Option Plan, with Exhibit A thereto, Form of Stock Option Agreement; and Exhibit B thereto, Form of Stock Purchase Agreement [Incorporated by reference to Exhibit No. 10.6 Registration Statement No. 333-872]

   10.7 Employee Stock Purchase Plan, as amended through April 25, 1997[Incorporated by reference to
                  Exhibit 10.13 to Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1997]

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

   10.13 Modification Agreement dated as of March 30, 1998 to the Credit Agreement dated as of October 28, 1997 among Registrant, the Banks named therein, Bank One, Arizona, NA, as Administrative Agent and The First National Bank of Chicago, as Documentation Agent [Incorporated by reference to Exhibit No. 10.13 to Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1998]

   10.14 Modification Agreement dated as of November 4, 1998 to the Credit Agreement dated as of October 28, 1997 among Registrant, the Banks named therein, Bank One, Arizona, NA, as Administrative Agent and The First National Bank of Chicago, as Documentation Agent [Incorporated by reference to Exhibit No. 3.2 toRegistrant's Quarterly Report on Form 10-Q for the Quarter Ended September 30, 1998]

   10.15 Development Agreement dated as of August 29, 1997 by and between Registrant and the City of Chandler, Arizona [Incorporated by reference to Exhibit No. 10.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997]

   10.16 Development Agreement dated as of July 17, 1997 by and between Registrant and the City of Tempe, Arizona [Incorporated by reference to Exhibit No.
                  10.2 to Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997]

                                  EXHIBIT INDEX

Exhibit No.                     Description                             Page No.
-----------                     -----------                             --------

   10.17 1997 Nonstatutory Stock Option Plan [Incorporated by reference to Exhibit No. 10.16 to Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1998]

   10.18 Form of Notice of Grant For 1997 Nonstatutory Stock Option Plan, with Exhibit A thereto, Form of Stock Option Agreement [Incorporated by reference to Exhibit No. 10.17 to Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1998]

   10.19 International Employee Stock Purchase Plan as Amended Through April 25, 1997 [Incorporated by reference to Exhibit 10 to Registration Statement No. 333-40791]

   18.1 Letter from KPMG Peat Marwick LLP re: Change in Accounting Principles [Incorporated by reference to Exhibit No. 18.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997]

   21.1 Subsidiaries of Registrant [Incorporated by reference to Exhibit No. 21.1 to Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1996]

   23.1           Consent of KPMG LLP

   24.1 Power of Attorney Re: Microchip Technology Incorporated, the Registrant [Incorporated by reference to Exhibit No. 24.1 to Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1998]

   27             Financial Data Schedule