Form 10-Q
period 1999-06-30
MICROCHIP TECHNOLOGY INC
filed 1999-08-03
CIK 827054

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 1999.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________.

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

                 2355 W. Chandler Blvd., Chandler, Az 85224-6199
                                 (480) 786-7200
               (Address, Including Zip Code, and Telephone Number,
                      Including Area Code, of Registrant's
                          Principal Executive Offices)

The registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.

Yes [X]   No [ ]

The number of shares outstanding of the issuer's common stock, as of July 30, 1999:

Common Stock, $.001 Par Value: 50,847,721 Shares

================================================================================

               MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES

                                      INDEX


                                                                            Page
                                                                            ----
PART I. FINANCIAL INFORMATION.

     Item 1. Financial Statements

          Condensed Consolidated Balance Sheets -
            June 30, 1999 and March 31, 1999...................................3

          Condensed Consolidated Statements of Income -
            Three Months Ended June 30, 1999
            and June 30, 1998..................................................4

          Condensed Consolidated Statements of Cash Flows -
            Three Months Ended June 30, 1999 and June 30, 1998.................5

          Notes to Condensed Consolidated Financial Statements.................6

     Item 2. Management's Discussion and Analysis of
             Financial Condition and Results of Operations.....................9

PART II. OTHER INFORMATION.

     Item 6. Exhibits and Reports on Form 8-K.................................18

SIGNATURES....................................................................19

               MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                       (in thousands except share amounts)

                                     ASSETS

                                                                          June 30,     March 31,
                                                                            1999         1999
                                                                          ---------    ---------
                                                                         (Unaudited)
Cash and cash equivalents                                                 $  44,220    $  30,826
Accounts receivable, net                                                     66,105       62,545
Inventories                                                                  62,594       67,975
Prepaid expenses                                                              3,504        2,982
Deferred tax asset                                                           36,132       37,129
Other current assets                                                          1,985        1,958
                                                                          ---------    ---------
   Total current assets                                                     214,540      203,415

Property, plant and equipment, net                                          301,225      293,663
Other assets                                                                  7,794        8,152
                                                                          ---------    ---------
   Total assets                                                           $ 523,559    $ 505,230
                                                                          =========    =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Short-term lines of credit                                                $       0    $   1,509
Accounts payable                                                             37,988       28,489
Current maturities of long-term debt                                              0        1,403
Current maturities of capital lease obligations                                 212          413
Accrued liabilities                                                          38,939       49,699
Deferred income on shipments to distributors                                 31,062       28,607
                                                                          ---------    ---------
   Total current liabilities                                                108,201      110,120

Long-term lines of credit                                                    16,000       25,000
Deferred tax liability                                                       11,313       11,313

Stockholders' equity:

Preferred stock, $.001 par value; authorized 5,000,000
  shares; no shares issued or outstanding                                        --           --
Common stock, $.001 par value; authorized 100,000,000 shares;
  issued 53,881,342 and outstanding 50,713,716 shares at June 30, 1999;          54           54
  issued 53,881,342 and outstanding 51,232,157 shares at March 31, 1999
Additional paid-in capital                                                  197,830      161,242
Retained  earnings                                                          284,480      264,281
Less shares of common stock held in treasury at cost; 3,167,626
  shares at June 30, 1999 and 2,649,185 at March 31, 1999                   (94,319)     (66,780)
                                                                          ---------    ---------
   Net stockholders' equity                                                 388,045      358,797

   Total liabilities and stockholders' equity                             $ 523,559    $ 505,230
                                                                          =========    =========

      See accompanying notes to condensed consolidated financial statements

               MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                     (in thousands except per share amounts)

                                                     Three Months Ended June 30,
                                                     --------------------------
                                                       1999             1998
                                                     ---------        ---------
                                                            (Unaudited)
Net sales                                            $ 107,710        $  99,489
Cost of sales                                           52,955           50,231
                                                     ---------        ---------
   Gross profit                                         54,755           49,258

Operating expenses:
   Research and development                             10,307           10,216
   Selling, general and administrative                  16,866           16,054
   Special charge                                           --            5,500
                                                     ---------        ---------
                                                        27,173           31,770

Operating income                                        27,582           17,488

Other income (expense):
   Interest income                                         242              205
   Interest expense                                       (262)            (524)
   Other, net                                              107              330
                                                     ---------        ---------
Income before income taxes                              27,669           17,499
Income taxes                                             7,470            4,725
                                                     ---------        ---------
Net income                                           $  20,199        $  12,774
                                                     =========        =========

 Basic net income per share                          $    0.40        $    0.24
                                                     =========        =========

 Diluted net income per share                        $    0.38        $    0.23
                                                     =========        =========

Weighted average common shares outstanding              50,714           52,151
                                                     =========        =========

Weighted average common and common equivalent
  shares outstanding                                    53,787           54,486
                                                     =========        =========

      See accompanying notes to condensed consolidated financial statements

               MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (in thousands)

                                                     Three Months Ended June 30,
                                                     ---------------------------
                                                          1999        1998
                                                        --------    --------
                                                            (Unaudited)
Net income                                              $ 20,199    $ 12,774
Adjustments to reconcile net income to
net cash provided by operating activities:
  Provision for doubtful accounts                             15          51
  Provision for inventory valuation                            0         797
  Provision for pension accrual                              151         240
  Depreciation and amortization                           15,712      15,758
  Amortization of purchased technology                        75          75
  Deferred income taxes                                      997      (1,237)
  Increase in accounts receivable                         (3,575)     (1,724)
  Decrease/(increase) in inventories                       5,381      (3,814)
  Increase/(decrease) in accounts payable and
    accrued liabilities                                   (1,261)      2,067
  Change in other assets and liabilities                   2,037        (848)
                                                        --------    --------
Net cash provided by operating activities                 39,731      24,139
                                                        --------    --------
Cash flows from investing activities:
  Capital expenditures                                   (23,273)    (11,963)
                                                        --------    --------
Net cash used in investing activities                    (23,273)    (11,963)
                                                        --------    --------
Cash flows from financing activities:
  Net proceeds from (repayments of) lines of credit      (10,509)     35,000
  Payments on long-term debt                              (1,403)       (689)
  Payments on capital lease obligations                     (201)       (676)
  Repurchase of common stock                                   0     (57,890)
  Proceeds from sale of stock and put options              9,049       3,799
                                                        --------    --------
Net cash used in financing activities                     (3,064)    (20,456)
                                                        --------    --------
Net increase (decrease) in cash and cash equivalents      13,394      (8,280)

Cash and cash equivalents at beginning of period          30,826      32,188
                                                        --------    --------
Cash and cash equivalents at end of period              $ 44,220    $ 23,908
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

     The accompanying financial statements have been prepared in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission. In the Company's opinion, the accompanying financial statements include all adjustments of a normal recurring nature which are necessary for a fair presentation of the results for the interim periods presented. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations. It is suggested that these financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 1999. The results of operations for the three months ended June 30, 1999 and 1998 are not necessarily indicative of the results to be expected for the full fiscal year.

(2) SPECIAL CHARGES

     Referring to the special charges included in the March 1999 quarter, the following updated information is provided as of June 30, 1999 (amounts in thousands):

                                                       Non-Cash and
                                      Restructuring    Cash Payments   Remaining
                                          Charge     at June 30, 1999   Accrual
                                      -------------  ----------------  ---------
     5-inch wafer fab restructuring
     and Kaohsiung closure               $13,650         $ 9,339        $ 4,311
     Legal settlements                     1,805           1,805             --
     Sales infrastructure actions            350             150            200
     Keeloq Acquisition                    7,632           7,632             --
                                         -------         -------        -------
                                         $23,437         $18,926        $ 4,511
                                         =======         =======        =======

(3) ACCOUNTS RECEIVABLE

     Accounts receivable consists of the following (amounts in thousands):

                                                          June 30,     March 31,
                                                            1999         1999
                                                          -------      ---------
                                                        (unaudited)
     Trade accounts receivable                            $67,825       $64,335
     Other                                                    514           570
                                                          -------       -------
                                                           68,339        64,905
     Less allowance for doubtful accounts                   2,234         2,360
                                                          -------       -------
                                                          $66,105       $62,545
                                                          =======       =======

(4) INVENTORIES

     The components of inventories are as follows (amounts in thousands):

                                                        June 30,       March 31,
                                                          1999            1999
                                                        --------       ---------
                                                       (unaudited)
     Raw materials                                       $ 4,477        $ 4,491
     Work in process                                      43,344         46,947
     Finished goods                                       24,608         26,531
                                                         -------        -------
                                                          72,429         77,969

     Less allowance for inventory valuation                9,835          9,994
                                                         -------        -------
                                                         $62,594        $67,975
                                                         =======        =======

(5) PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consists of the following (amounts in thousands):

                                                        June 30,       March 31,
                                                          1999           1999
                                                        --------       ---------
                                                       (unaudited)
     Land                                               $ 11,545       $ 11,545
     Building and building improvements                   77,474         77,600
     Machinery and equipment                             371,301        365,947
     Projects in process                                  58,003         41,143
                                                        --------       --------
                                                         518,323        496,235
     Less accumulated depreciation
     and amortization                                    217,098        202,572
                                                        --------       --------
                                                        $301,225       $293,663
                                                        ========       ========

(6) LINES OF CREDIT

     The Company has an unsecured line of credit with a syndicate of U.S. banks for up to $90,000,000, bearing interest at LIBOR (5.167% at June 30, 1999) plus
 .325%, expiring in October 2000. At June 30, 1999, the Company had utilized $16,000,000 of this line of credit. The Company had utilized $25,000,000 of the line of credit at March 31, 1999. The agreement between the Company and the bank syndicate requires the Company to achieve certain financial ratios and operating results. The Company was in compliance with these covenants as of June 30, 1999.

     The Company has an additional unsecured line of credit with various Taiwan financial institutions for up to $32,800,000 (U.S. Dollar equivalent). These borrowings are predominantly denominated in New Taiwan Dollars, bearing interest at SIBOR (5.66% at June 30, 1999) plus 0.60%, and expiring on various dates through November 1999. There were no borrowings against this line of credit as of June 30, 1999. At March 31, 1999, the Company had utilized $1,509,000 of this line of credit.

(7) STOCKHOLDERS' EQUITY

     As of June 30, 1999, the Company had outstanding put options for 700,000 shares which have expiration dates ranging from July 29, 1999 to September 13, 1999 at prices ranging from $22.30 to $28.81 per share.

     In April 1998, the Company completed a costless collar transaction for 500,000 calls priced at $25.95 and 665,000 puts priced at $25.19. The expiration date of the transaction was April 28, 1999, resulting in the Company receiving $4,660,000 which was credited to additional paid in capital in the three month period ended June 30, 1999. Also in connection with the stock repurchase program, the Company completed a net share settled forward contract for 2,000,000 shares at an average price of $29.24. During the three months ended June 30, 1999, the Company received 838,478 shares, in conjunction with the net share settled forward contract. The expiration date of this transaction is May 2000, with quarterly interim settlement dates.

     The Company expects, from time to time, to purchase shares of Common Stock in connection with its authorized Common Stock repurchase plan.

(8) NET INCOME PER SHARE

     The following table sets forth the computation of basic and diluted net income per share (in thousands except per share amounts):

                                                     Three Months Ended June 30,
                                                     ---------------------------
                                                             (Unaudited)
                                                      1999                1998
                                                     -------             -------

Net income                                           $20,199             $12,774
                                                     =======             =======

Weighted average common shares outstanding            50,714              52,151
Dilutive effect of stock options                       3,073               2,335
                                                     -------             -------
Weighted average common and common equivalent
  shares outstanding                                  53,787              54,486
                                                     =======             =======

Basic net income per share                           $  0.40             $  0.24
                                                     =======             =======

Diluted net income per share                         $  0.38             $  0.23
                                                     =======             =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     The following table sets forth certain operational data as a percentage of net sales for the periods indicated:

                                                     Three Months Ended June 30,
                                                     ---------------------------
                                                     1999                 1998
                                                     -----                -----

     Net sales                                       100.0%               100.0%
     Cost of sales                                    49.2%                50.5%
                                                     -----                -----
     Gross profit                                     50.8%                49.5%
     Research and development                          9.6%                10.3%
     Selling, general and administrative              15.6%                16.1%
     Special charges                                    --%                 5.5%
                                                     -----                -----
     Operating income                                 25.6%                17.6%
                                                     =====                =====

NET SALES

     Microchip's net sales for the quarter ended June 30, 1999 were $107.7 million, an increase of 8.3% over sales of $99.5 million for the corresponding quarter of the previous fiscal year, and an increase of 4.5% from the previous quarter's sales of $103.0 million.

     The Company's family of 8-bit microcontrollers represents the largest component of Microchip's total net sales. Microcontrollers and associated application development systems accounted for 79% and 74% of total net sales in the three months ended June 30, 1999 and 1998, respectively. A related component of the Company's product sales consists primarily of Serial EEPROM memories which accounted for 21% and 26% of net sales in the three months ended June 30, 1999 and 1998, respectively.

     The Company's net sales in any given quarter are dependent upon a combination of orders received in that quarter for shipment in that quarter ("turns orders") and shipments from backlog. The Company has emphasized its ability to respond quickly to customer orders as part of its competitive strategy. This strategy, combined with current industry conditions, results in customers placing orders with short delivery schedules. The Company experienced increasing turns orders as a portion of the Company's business in fiscal 1999, as compared to the last two years, which reduced the Company's visibility of future net sales levels. Visibility improved at the end of fiscal 1999 and continued to improve during the three months ended June 30, 1999. Backlog for the second quarter of fiscal 2000 grew 46% from backlog for the June 1999 quarter. However, because turns orders are difficult to predict, there can be no assurance that the combination of turns orders and shipments from backlog in any quarter will be sufficient to achieve anticipated growth in net sales. If the Company does not achieve a sufficient level of turns orders in a particular quarter, the Company's revenues and operating results would be adversely affected.

     The Company's overall average selling prices for its microcontroller products have remained relatively constant, while average selling prices of its memory products have declined over time. Over the last two fiscal years, the Company experienced increased pricing pressure on its memory products, primarily due to the less proprietary nature of these products and increased competition. Over time, the Company expects to continue to experience declining prices for memory products. While average selling prices for microcontrollers have remained relatively constant, the Company has experienced, and expects to continue to experience, pricing pressure in certain microcontroller product lines, due primarily to competitive conditions. There can be no assurance that average selling prices for the Company's microcontroller or other products can be maintained due to pricing pressure in the future which could adversely affect the Company's operating results.

     THE FOREGOING STATEMENTS REGARDING TURNS ORDERS, IMPROVED ORDER VISIBILITY, AVERAGE SELLING PRICES AND PRICING PRESSURES ARE FORWARD LOOKING STATEMENTS. ACTUAL RESULTS COULD DIFFER MATERIALLY BECAUSE OF THE FOLLOWING FACTORS, AMONG
OTHERS: THE LEVEL OF ORDERS THAT ARE RECEIVED AND CAN BE SHIPPED IN A QUARTER; INVENTORY MIX AND TIMING OF CUSTOMER ORDERS; COMPETITION AND COMPETITIVE PRESSURES ON PRICING AND PRODUCT AVAILABILITY; CUSTOMERS' INVENTORY LEVELS, ORDER PATTERNS AND SEASONALITY; THE CYCLICAL NATURE OF BOTH THE SEMICONDUCTOR INDUSTRY AND THE MARKETS ADDRESSED BY THE COMPANY'S PRODUCTS; MARKET ACCEPTANCE OF THE PRODUCTS OF BOTH THE COMPANY AND ITS CUSTOMERS; DEMAND FOR THE COMPANY'S PRODUCTS; FLUCTUATIONS IN PRODUCTION YIELDS, PRODUCTION EFFICIENCIES AND OVERALL CAPACITY UTILIZATION; CHANGES IN PRODUCT MIX; AND ABSORPTION OF FIXED COSTS, LABOR AND OTHER FIXED MANUFACTURING COSTS.

     Foreign sales represented 67% and 68% of net sales in the three months ended June 30, 1999 and 1998, respectively. The Company's foreign sales have been predominantly in Asia and Europe which the Company attributes to the manufacturing strength in those areas for consumer, automotive, office automation, communications and industrial products. The majority of foreign sales are U.S. Dollar denominated. The Company has entered into and, from time to time will enter into, hedging transactions in order to minimize exposure to currency rate fluctuations. Although none of the countries in which the Company conducts significant foreign operations have had a highly inflationary economy in the last five years, there is no assurance that inflation rates or fluctuations in foreign currency rates in countries where the Company conducts operations will not adversely affect the Company's operating results in the future.

ADDITIONAL FACTORS AFFECTING OPERATING RESULTS

     The Company believes that future growth in net sales of its 8-bit family of microcontroller products and related memory products will depend largely upon the Company's success in having its current and new products designed into high-volume customer applications. Design wins typically precede the Company's volume shipment of products by 15 months or more. The Company also believes that shipment levels of its proprietary application development systems are an indicator of potential future design wins and microcontroller sales. The Company continued to achieve a high volume of design wins and shipped increased numbers of application development systems. There can be no assurance that any particular development system shipment will result in a product design win or that any particular design win will result in future product sales.

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

GROSS PROFIT

     The Company's gross profit was $54.8 million and $49.3 million in the three months ended June 30, 1999 and 1998, respectively. Gross profit as a percent of sales was 50.8% and 49.5% in the three months ended June 30, 1999 and 1998, respectively. The most significant factor affecting gross profit was the improving product mix of 8-bit microcontrollers and associated application development systems. Gross profit was also impacted by several additional factors, including reduced 5-inch wafer production at the Chandler, Arizona wafer fab, increased pricing pressure on its non-volatile memory products, increased 8-inch wafer production and the Company's ongoing cost reduction programs. The Company continues to transition products to smaller geometries and to larger wafer sizes to reduce future manufacturing costs. The Company is continuing to increase its manufacturing capacity for 8-inch wafers and to transition products to its 0.7 micron process. During fiscal 2000, the Company expects that 50% of its products will be produced on 8-inch wafers. The Company anticipates that gross product margins will fluctuate over time, driven primarily by the product mix of 8-bit microcontroller products and related memory products, manufacturing yields, fixed cost absorption, wafer fab loading levels and competitive and economic conditions.

     During the quarter ended March 31, 1999, the Company initiated the shut-down of its 5-inch wafer production line, primarily due to the lower cost and higher manufacturing flexibility of the Company's 6-inch and 8-inch wafer capacity. This action will reduce the Company's production capacity by approximately 20%. The Company intends to replace this capacity with predominantly 8-inch wafer production over time. The Company completed the restructure of its test operations, closing its test facility in Kaohsiung and transferring this capacity to its more cost effective test facility in Thailand.

     In order to offset the adverse cost absorption effects related to the elimination of the 5-inch wafer production line, and the potential impact of conversion of its test capacity to its location in Thailand, the Company instituted a series of cost reductions in all aspects of its business. There can be no assurance that these restructuring actions and cost reductions will sufficiently reduce fixed manufacturing costs to enable the Company to maintain gross profit margins. In addition, these restructuring actions could cause execution problems, manufacturing yield problems and customer delinquency that could adversely impact the Company's gross profit.

     THE FOREGOING STATEMENTS RELATING TO ANTICIPATED GROSS PRODUCT MARGINS, 6-INCH AND 8-INCH WAFER PRODUCTION, THE TRANSITION TO HIGHER YIELDING MANUFACTURING PROCESSES, RESTRUCTURING OF TEST OPERATIONS, AND THE IMPACT OF COST REDUCTIONS ARE FORWARD-LOOKING STATEMENTS. ACTUAL RESULTS COULD DIFFER MATERIALLY BECAUSE OF THE FOLLOWING FACTORS, AMONG OTHERS: FLUCTUATIONS IN PRODUCTION YIELDS, PRODUCTION EFFICIENCIES AND OVERALL CAPACITY UTILIZATION; COST AND AVAILABILITY OF RAW MATERIALS; ABSORPTION OF FIXED COSTS, LABOR AND OTHER DIRECT MANUFACTURING COSTS; THE TIMING AND SUCCESS OF MANUFACTURING PROCESS TRANSITION; DELAYS IN CONSTRUCTION AND FACILITIZATION OF THE EXPANSION AREA AT THE CHACHOENGSAO, THAILAND FACILITY; DEMAND FOR THE COMPANY'S PRODUCTS; COMPETITION AND COMPETITIVE PRESSURE ON PRICING; THE IMPACT OF COST REDUCTIONS AND THE POSSIBLE NEED FOR FURTHER COST REDUCTIONS; CHANGES IN PRODUCT MIX; AND OTHER ECONOMIC CONDITIONS.

     Currently all of Microchip's assembly operations, and a portion of its test requirements, are performed by third-party contractors. Reliance on third parties involves some reduction in the Company's level of control over these portions of its business. While the Company reviews the quality, delivery and cost performance of these third-party contractors, there can be no assurance that reliance on third-party contractors will not adversely impact results in future reporting periods if any third-party contractor is unable to maintain assembly and test yields and costs at approximately their current levels. Microchip intends to develop its own in-house assembly operations during the current fiscal year and will shift a portion of its assembly operations from third-party contractors to fill this capacity.

     THE FOREGOING STATEMENT RELATED TO THE COMPANY'S INTENTION TO DEVELOP IN-HOUSE ASSEMBLY OPERATIONS DURING THE CURRENT FISCAL YEAR IS A FORWARD-LOOKING STATEMENT. ACTUAL RESULTS COULD DIFFER MATERIALLY BECAUSE OF THE FOLLOWING FACTORS, AMONG OTHERS: TIMING AND SUCCESS OF THE TRANSITION FROM THIRD PARTY ASSEMBLY SERVICES PROVIDERS TO COMPANY-OWNED ASSEMBLY OPERATIONS; DELAY IN THE FACILITATION OF THE COMPANY'S IN-HOUSE ASSEMBLY OPERATIONS; DIFFICULTIES IN THE TRANSITION OF THE ASSEMBLY FUNCTION FROM THIRD PARTIES TO THE COMPANY; SUPPLY DISRUPTION; LABOR UNREST; CHANGES IN PRODUCT MIX; COMPETITIVE PRESSURES ON PRICES; AND OTHER ECONOMIC CONDITIONS.

     The Company's reliance on facilities in Thailand and other foreign countries, and maintenance of substantially all of its finished goods in inventory overseas, entails certain political and economic risks, including political instability and expropriation, supply disruption, currency controls and exchange fluctuations, as well as changes in tax laws, tariff and freight rates. To date, the Company has not experienced any significant interruptions in its foreign business operations. Nonetheless, the Company's business and operating results could be adversely affected if foreign operations or international air transportation were disrupted.

RESEARCH AND DEVELOPMENT

     The Company is committed to continued investment in new and enhanced products, including its development systems software and in its design and manufacturing process technology, which are significant factors in maintaining the Company's competitive position. The dollar investment in research and development in the current quarter remained constant as compared to the corresponding quarter of the previous fiscal year, and increased by 4.5% from the previous quarter. The Company will continue to invest in research and development in the future, including an investment in process and product development.

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

SELLING, GENERAL AND ADMINISTRATIVE

     The Company increased its level of selling, general and administrative costs to $16.9 million in the current quarter as compared to $16.1 million and $15.3 million in the corresponding quarters of the previous fiscal year and the previous quarter, respectively. Selling, general and administrative costs represented 15.6% of sales in the current fiscal quarter as compared to 16.1% and 14.9% of sales in the corresponding quarter of the previous fiscal year and the previous quarter, respectively. As the Company continues to invest in incremental worldwide sales and technical support resources to promote the Company's embedded control products, selling, general and administrative costs are expected to rise over time.

OTHER INCOME (EXPENSE)

     Interest income in the three months ended June 30, 1999 increased for the corresponding quarter of the previous fiscal year as a result of higher invested cash balances. Interest expense in the three months ended June 30, 1999 decreased from the corresponding quarter of the previous fiscal year as a result of lower borrowing levels of the Company's credit lines. Other income represents numerous immaterial non-operating items.

PROVISION FOR INCOME TAXES

     Provisions for income taxes reflect tax on foreign earnings and federal and state tax on U.S. earnings. The Company had an effective tax rate of 27.0% and 27.0% for the three months ended June 30, 1999 and 1998, respectively, due primarily to lower tax rates at its foreign locations. The Company believes that its tax rate for the foreseeable future will be approximately 27%. THE FOREGOING STATEMENT REGARDING THE COMPANY'S ANTICIPATED FUTURE TAX RATE IS A FORWARD-LOOKING STATEMENT. ACTUAL RESULTS COULD DIFFER MATERIALLY BECAUSE OF the FOLLOWING FACTORS, AMONG OTHERS: CURRENT TAX LAWS AND REGULATIONS; TAXATION RATES IN GEOGRAPHIC REGIONS WHERE THE COMPANY HAS SIGNIFICANT OPERATIONS; AND CURRENT TAX HOLIDAYS AVAILABLE IN FOREIGN LOCATIONS.

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

THE COMPANY'S CURRENT STATE OF YEAR 2000 READINESS

     The Company has implemented a Y2K readiness program and has, as of June 30, 1999, taken substantial efforts to reasonably insure that its operations are not subject to substantial adverse Y2K-related impact. This program began in 1997 with a comprehensive documentation of potential sources of Y2K exposure which could reasonably impact the Company's business. This initial source identification phase has been completed.

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

     The final phase of the Y2K readiness program involves the modification, replacement or elimination of systems identified in the analysis phase as being in need of remediation. The Company has completed the remediation process for substantially all of its identified internal systems, with the primary effort centered around the total replacement of information systems related to the Company's sales order process, planning, physical distribution and finance functions. The majority of this task was completed during the quarter ended September 30, 1998. As of July 20, 1999, the Company had received letters of Y2K compliance from 100% of its key EXTERNAL vendors, subcontractors and suppliers.

COSTS TO ADDRESS THE YEAR 2000 ISSUE

     The total cost associated with required modifications to become Y2K compliant is not expected to be material to the Company's financial position. The amount expended through June 30, 1999 was approximately $16.0 million, primarily associated with the total replacement of the information systems related to the Company's sales order process, planning, physical distribution and finance functions which was completed during the quarter ended September 30, 1998. The Company had intended to replace such systems in the ordinary course of its business and the implementation was not substantially accelerated due to the Y2K issue. The Company believes that the cost of its Y2K readiness program, as well as currently anticipated costs to be incurred with respect to Y2K issues of third parties, will not exceed $16.5 million, inclusive of the costs described above. It is anticipated that all such expenditures will be funded from operating cash flows and absorbed as part of the Company's ongoing operations.

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

CONTINGENCY PLANS

     The Company has developed contingency plans for selected areas, such as qualification of alternative suppliers, diesel electrical generation for major factories and computing resources and redundant data communication methods. The Company is currently reviewing a contingency plan to place inventory in strategic locations to meet customer demands. Additionally, the Company believes that the steps it has taken to assess its own hardware and software systems and those of its key vendors and suppliers are adequate to ensure minimal disruption to its business processes. In the event of random, unforeseen Y2K problems (such as the failure of specific pieces of process equipment, or the temporary inability of certain vendors to provide materials or services) the Company believes that these types of issues will most likely be able to be resolved in the normal course of business, including the potential use of alternate suppliers, in most cases.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company had $44.2 million in cash and cash equivalents at June 30, 1999, an increase of $13.4 million from the March 31, 1999 balance. The Company has an unsecured line of credit with a syndicate of domestic banks totaling $90.0 million. Borrowings under the domestic line of credit as of June 30, 1999 were $16.0 million. The domestic line of credit requires the Company to achieve certain financial ratios and operating results. The Company was in compliance with these covenants at June 30, 1999. The Company also has an unsecured short term line of credit totaling $32.8 million with certain foreign banks. There were no borrowings under the foreign line of credit as of June 30, 1999. There are no covenants related to the foreign line of credit. At June 30, 1999, an aggregate of $106.8 million of these facilities was available, subject to financial covenants and ratios with which the Company was in compliance. The Company's ability to fully utilize these facilities is dependent on the Company remaining in compliance with such covenants and ratios.

     During the three months ended June 30, 1999, the Company generated $39.7 million of cash from operating activities an increase of $15.6 million as compared to the three months ended June 30, 1998. The increase in cash flow from operations was primarily due to a reduction in inventories and increased profitability for the three months ended June 30, 1999.

     The Company's level of capital expenditures varies from time to time as a result of actual and anticipated business conditions. Capital expenditures in the three months ended June 30, 1999 and 1998 were $23.3 million and $12.0 million, respectively. Capital expenditures were primarily for the expansion of production capacity and the addition of research and development equipment in each of these periods. The Company currently intends to spend approximately $150.0 million during the next 12 months for additional capital equipment to increase capacity at its existing wafer fabrication facilities, to expand product test operations and to develop in-house assembly capability. The Company expects to finance capital expenditures through cash flows from operations, available debt arrangements and other sources of financing. The Company believes that the capital expenditures anticipated to be incurred over the next 12 months will provide sufficient additional manufacturing capacity to meet its currently anticipated needs.

     THE FOREGOING STATEMENTS REGARDING THE ANTICIPATED LEVEL OF CAPITAL EXPENDITURES OVER THE NEXT 12 MONTHS AND THE FINANCING OF SUCH CAPITAL EXPENDITURES ARE FORWARD LOOKING STATEMENTS. ACTUAL CAPITAL EXPENDITURES COULD DIFFER MATERIALLY BECAUSE OF THE FOLLOWING FACTORS, AMONG OTHERS: THE CYCLICAL NATURE OF THE SEMICONDUCTOR INDUSTRY AND THE MARKETS ADDRESSED BY THE COMPANY'S PRODUCTS; MARKET ACCEPTANCE OF THE PRODUCTS OF BOTH THE COMPANY AND ITS CUSTOMERS; UTILIZATION OF CURRENT MANUFACTURING CAPACITY; DELAYS IN CONSTRUCTION AND FACILITIZATION OF THE EXPANSION AREA AT THE CHACHOENGSAO, THAILAND FACILITY; THE AVAILABILITY AND COST OF RAW MATERIALS, EQUIPMENT AND OTHER SUPPLIES; AND THE ECONOMIC, POLITICAL AND OTHER CONDITIONS IN THE MARKETS SERVED BY THE COMPANY.

     Net cash used in financing activities was $3.1 million and $20.5 million for the three months ended June 30, 1999 and 1998, respectively. Proceeds from sale of stock and put options were $9.0 million and $3.8 million for the three months ended June 30, 1999 and 1998, respectively. Payments on long term debt and capital lease obligations were $1.6 million and $1.4 million for the three months ended June 30, 1999 and 1998, respectively. Repayments on lines of credit were $10.5 million for the three months ended June 30, 1999. Net proceeds from lines of credit were $35.0 million for the three months ended June 30, 1998. Cash expended for the purchase of the Company's Common Stock was $57.9 million for the three months ended June 30, 1998.

     The Company had outstanding 700,000 put options at prices ranging from $22.30 to $28.81 as of June 30, 1999. The Company also has outstanding a net share settled forward contact and received 838,478 shares in the three months ended June 30, 1999 in connection with this transaction. See Note 8 to "Consolidated Financial Statements." The net share settled forward contract could obligate the Company to purchase shares of the Company's Common Stock in the future if the price of the Company's Common Stock is below the strike price of the instruments.

     The Company expects from time to time to purchase shares of Common Stock in connection with its authorized stock re-purchase program. The Company will also have cash requirements associated with the restructuring activities described above estimated to be approximately $4.6 million in the current quarter.

     The Company believes that its existing sources of liquidity combined with cash generated from operations will be sufficient to meet the Company's currently anticipated cash requirements for at least the next 12 months. However, the semiconductor industry is capital intensive. In order to remain competitive, the Company must continue to make significant investments in capital equipment, for both production and research and development. The Company may seek additional equity or debt financing during the next 12 months for the capital expenditures required to maintain or expand the Company's wafer fabrication and product test facilities or other purposes. The timing and amount of any such capital requirements will depend on a number of factors, including demand for the Company's products, product mix, changes in industry conditions, market conditions and competitive factors. There can be no assurance that such financing will be available on acceptable terms, and any additional equity financing could result in additional dilution to existing investors.

                           PART II. OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits.

          Exhibit 27 - Financial Data Schedule

     (b)  Reports on Form 8-K.

          The registrant did not file any reports on Form 8-K during the quarter ended June 30, 1999.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 MICROCHIP TECHNOLOGY INCORPORATED


Date: August 3, 1999             By: /s/ C. Philip Chapman
     -----------------------         -------------------------------------------
                                     C. Philip Chapman
                                     Vice President, Chief Financial Officer
                                     and Secretary (Duly Authorized Officer, and
                                     Principal Financial and Accounting Officer)