Form 10-Q
period 1999-09-30
MICROCHIP TECHNOLOGY INC
filed 1999-11-09
CIK 827054

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 1999.

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

Yes [X] No [ ]

The number of shares outstanding of the issuer's common stock, as of October 29, 1999:

COMMON STOCK, $.001 PAR VALUE: 50,935,314 SHARES

================================================================================

               MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES

                                      INDEX

                                                                            Page
                                                                            ----
PART I. FINANCIAL INFORMATION.

     Item 1.  Financial Statements

          Condensed Consolidated Balance Sheets -
              September 30, 1999 and March 31, 1999............................3

          Condensed Consolidated Statements of Income -
              Three and Six Months Ended September 30, 1999
              and September 30, 1998...........................................4

          Condensed Consolidated Statements of Cash Flows -
              Six Months Ended September 30, 1999 and September 30, 1998.......5

          Notes to Condensed Consolidated Financial Statements.................6

     Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations....................9

PART II. OTHER INFORMATION.

     Item 4.  Submission of Matters to a Vote of Security Holders.............18

     Item 6.  Exhibits and Reports on Form 8-K................................18

SIGNATURES....................................................................19

EXHIBITS

     3.1  By-Laws of Registrant as Amended through August 20, 1999

               MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                       (in thousands except share amounts)

                                     ASSETS
                                                                             September 30,  March 31,
                                                                               ---------    ---------
                                                                                 1999         1999
                                                                               ---------    ---------
                                                                              (Unaudited)
Cash and cash equivalents                                                      $  43,943    $  30,826
Accounts receivable, net                                                          69,673       62,545
Inventories                                                                       62,273       67,975
Prepaid expenses                                                                   4,508        2,982
Deferred tax asset                                                                35,995       37,129
Other current assets                                                               2,287        1,958
                                                                               ---------    ---------
   Total current assets                                                          218,679      203,415

Property, plant and equipment, net                                               337,484      293,663
Other assets                                                                       7,484        8,152
                                                                               ---------    ---------
   Total assets                                                                $ 563,647    $ 505,230
                                                                               =========    =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Short-term lines of credit                                                     $      --    $   1,509
Accounts payable                                                                  55,772       28,489
Current maturities of long-term debt                                                  --        1,403
Current maturities of capital lease obligations                                      108          413
Accrued liabilities                                                               45,313       49,699
Deferred income on shipments to distributors                                      33,012       28,607
                                                                               ---------    ---------
   Total current liabilities                                                     134,205      110,120

Long-term lines of credit                                                             --       25,000
Long-term pension accrual                                                            888           --
Deferred tax liability                                                            11,313       11,313


Stockholders'  equity:

Preferred stock, $.001 par value; authorized 5,000,000 shares;
  no shares issued or outstanding                                                     --           --
Common stock, $.001 par value; authorized 100,000,000 shares;
  issued 53,881,342 and outstanding 50,836,187 shares at September 30, 1999;          54           54
  issued 53,881,342 and outstanding 51,232,157 shares at March 31, 1999
Additional paid-in capital                                                       209,227      161,242
Retained  earnings                                                               307,568      264,281
Less shares of common stock held in treasury at cost; 3,045,155 shares
   at September 30, 1999 and 2,649,185 at March 31, 1999                         (99,608)     (66,780)
                                                                               ---------    ---------
   Net stockholders' equity                                                      417,241      358,797

   Total liabilities and stockholders' equity                                  $ 563,647    $ 505,230
                                                                               =========    =========

     See accompanying notes to condensed consolidated financial statements

               MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                    (in thousands except per share amounts)

                                           Three Months Ended        Six Months Ended
                                             September 30,             September 30,
                                         ----------------------    ----------------------
                                           1999         1998         1999         1998
                                         ---------    ---------    ---------    ---------
                                              (Unaudited)               (Unaudited)
Net sales                                $ 118,021    $ 103,780    $ 225,731    $ 203,269
Cost of sales                               57,244       52,307      110,199      102,538
                                         ---------    ---------    ---------    ---------
   Gross profit                             60,777       51,473      115,532      100,731

Operating expenses:
   Research and development                 10,652       10,572       20,959       20,788
   Selling, general and administrative      19,076       16,237       35,942       32,291
   Special charge                               --           --           --        5,500
                                         ---------    ---------    ---------    ---------
                                            29,728       26,809       56,901       58,579

Operating income                            31,049       24,664       58,631       42,152

Other income (expense):
   Interest income                             418          215          660          420
   Interest expense                           (206)      (1,049)        (468)      (1,562)
   Other, net                                  365          229          472          548
                                         ---------    ---------    ---------    ---------
Income  before income  taxes                31,626       24,059       59,295       41,558

Income taxes                                 8,538        6,496       16,008       11,221
                                         ---------    ---------    ---------    ---------
Net income                               $  23,088    $  17,563    $  43,287    $  30,337
                                         =========    =========    =========    =========
 Basic net income per share              $    0.45    $    0.34    $    0.85    $    0.59
                                         =========    =========    =========    =========
 Diluted net income per share            $    0.43    $    0.33    $    0.80    $    0.56
                                         =========    =========    =========    =========
Weighted average common
   shares outstanding                       50,787       50,963       50,879       51,546
                                         =========    =========    =========    =========
Weighted average common and common
   equivalent shares outstanding            53,916       53,358       53,842       53,940
                                         =========    =========    =========    =========

See accompanying notes to condensed consolidated financial statements

               MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (in thousands)

                                                            Six Months Ended
                                                              September 30,
                                                         ----------------------
                                                           1999         1998
                                                         ---------    ---------
Cash flows from operating activities:                         (Unaudited)

Net income                                               $  43,287    $  30,337
Adjustments to reconcile net income to
net cash provided by operating
activities:
  Provision for doubtful accounts                              222          201
  Provision for inventory valuation                          1,120        1,316
  Provision for pension accrual                                193          476
  Depreciation and amortization                             31,178       32,336
  Amortization of purchased technology                         150          150
  Deferred income taxes                                      1,134       (3,263)
  Increase in accounts receivable                           (7,350)      (7,806)
  Decrease/(increase) in inventories                         4,582       (6,363)
  Increase in accounts payable and accrued liabilities      22,897        1,104
  Change in other assets and liabilities                     3,763          825
                                                         ---------    ---------
Net cash provided by operating activities                  101,176       49,313
                                                         ---------    ---------
Cash flows from investing activities:
  Capital expenditures                                     (74,999)     (24,157)
                                                         ---------    ---------

Net cash used in investing activities                      (74,999)     (24,157)
                                                         ---------    ---------
Cash flows from financing activities:

  Net proceeds from (repayments of) lines of credit        (26,509)      23,800
  Payments on long-term debt                                (1,403)      (1,191)
  Payments on capital lease obligations                       (305)      (1,306)
  Repurchase of common stock                                    --      (57,890)
  Proceeds from sale of stock and put options               15,157        7,038
                                                         ---------    ---------
Net cash used in financing activities                      (13,060)     (29,549)
                                                         ---------    ---------
Net increase (decrease) in cash and cash equivalents        13,117       (4,393)

Cash and cash equivalents at beginning of period            30,826       32,188
                                                         ---------    ---------
Cash and cash equivalents at end of period               $  43,943    $  27,795
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

     The accompanying financial statements have been prepared in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission. In the Company's opinion, the accompanying financial statements include all adjustments of a normal recurring nature which are necessary for a fair presentation of the results for the interim periods presented. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations. It is suggested that these financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 1999. The results of operations for the six months ended September 30, 1999 and 1998 are not necessarily indicative of the results to be expected for the full fiscal year.

(2)  ACCOUNTS RECEIVABLE

     Accounts receivable consists of the following (amounts in thousands):

                                                       September 30,   March 31,
                                                           1999          1999
                                                          -------       -------
                                                        (unaudited)
     Trade accounts receivable                            $71,175       $64,335
     Other                                                    433           570
                                                          -------       -------
                                                           71,608        64,905
     Less allowance for doubtful accounts                   1,935         2,360
                                                          -------       -------
                                                          $69,673       $62,545
                                                          =======       =======

(3)  INVENTORIES

     The components of inventories are as follows (amounts in thousands):

                                                       September 30,   March 31,
                                                           1999          1999
                                                          -------       -------
                                                        (unaudited)
     Raw materials                                        $ 6,611       $ 4,491
     Work in process                                       40,156        46,947
     Finished goods                                        22,908        26,531
                                                          -------       -------
                                                           69,675        77,969

     Less allowance for inventory valuation                 7,402         9,994
                                                          -------       -------
                                                          $62,273       $67,975
                                                          =======       =======

(4)  PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consists of the following (amounts in thousands):

                                                       September 30,   March 31,
                                                           1999          1999
                                                         --------      --------
                                                        (unaudited)
     Land                                                $ 11,545      $ 11,545
     Building and building improvements                    86,030        77,600
     Machinery and equipment                              372,564       365,947
     Projects in process                                   74,988        41,143
                                                         --------      --------
                                                          545,127       496,235
     Less accumulated depreciation
     and amortization                                     207,643       202,572
                                                         --------      --------
                                                         $337,484      $293,663
                                                         ========      ========

(5)  LINES OF CREDIT

     The Company has an unsecured line of credit with a syndicate of U.S. banks for up to $90,000,000, bearing interest at LIBOR (5.38% at September 30, 1999) plus 0.325%, expiring in October 2000. At September 30, 1999, the Company had no borrowings against this line of credit. The Company had utilized $25,000,000 of the line of credit at March 31, 1999. The agreement between the Company and the bank syndicate requires the Company to achieve certain financial ratios and operating results. The Company was in compliance with these covenants as of September 30, 1999.

     The Company has an additional unsecured line of credit with various Taiwan financial institutions for up to $33,200,000 (U.S. Dollar equivalent). These borrowings are predominantly denominated in New Taiwan Dollars, bearing interest at SIBOR (5.33% at September 30, 1999) plus 0.60%, and expiring on various dates through October 2000. There were no borrowings against this line of credit as of September 30, 1999, but an allocation of $2,300,000 of the available line was made, relating to import guarantees associated with the Company's business in Thailand. At March 31, 1999, the Company had utilized $1,509,000 of this line of credit.

(6)  STOCKHOLDERS' EQUITY

     In April 1998, the Company completed a costless collar transaction comprising call options on 500,000 shares priced at $25.95 and put options on 665,000 shares priced at $25.19. The expiration date of the transaction was April 28, 1999, resulting in the Company receiving $4,660,000 in cash which was credited to additional paid-in capital during the three month period ended June 30, 1999. Also in connection with the Company's stock repurchase program, the Company completed a net share settled forward contract for 2,000,000 shares at an average price of $29.24. During the six months ended September 30, 1999, the Company received 1,129,096 shares in conjunction with the net share settled forward contract. The expiration date of this transaction is May 2000, with quarterly interim settlement dates.

     The Company expects, from time to time, to purchase shares of Common Stock in connection with its authorized Common Stock repurchase plan.

(7)  NET INCOME PER SHARE

     The following table sets forth the computation of basic and diluted net income per share (in thousands except per share amounts):

                                         Three Months Ended   Six Months Ended
                                            September 30,       September 30,
                                          -----------------   -----------------
                                             (Unaudited)         (Unaudited)
                                           1999      1998      1999      1998
                                          -------   -------   -------   -------
     Net income                           $23,088   $17,563   $43,287   $30,337
                                          =======   =======   =======   =======
     Weighted average common
     shares outstanding                    50,787    50,963    50,879    51,546

     Dilutive effect of stock options       3,129     2,395     2,963     2,394
                                          -------   -------   -------   -------
     Weighted average common and common
     equivalent shares outstanding         53,916    53,358    53,842    53,940
                                          =======   =======   =======   =======

     Basic net income per share           $  0.45   $  0.34   $  0.85   $  0.59
                                          =======   =======   =======   =======
     Diluted net income per share         $  0.43   $  0.33   $  0.80   $  0.56
                                          =======   =======   =======   =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     The following table sets forth certain operational data as a percentage of net sales for the periods indicated:

                                          Three Months Ended    Six Months Ended
                                             September 30,        September 30,
                                            --------------       --------------
                                            1999     1998        1999     1998
                                            -----    -----       -----    -----
Net sales                                   100.0%   100.0%      100.0%   100.0%
Cost of sales                                48.5%    50.4%       48.8%    50.4%
                                            -----    -----       -----    -----

Gross profit                                 51.5%    49.6%       51.2%    49.6%
Research and development                      9.0%    10.2%        9.3%    10.2%
Selling, general and administrative          16.2%    15.6%       15.9%    15.9%
Special charges                                --       --          --      2.7%
                                            -----    -----       -----    -----
Operating income                             26.3%    23.8%       26.0%    20.7%
                                            =====    =====       =====    =====

NET SALES

     Microchip's net sales for the quarter ended September 30, 1999 were $118.0 million, an increase of 13.7% over sales of $103.8 million for the corresponding quarter of the previous fiscal year, and an increase of 9.6% from the previous quarter's sales of $107.7 million. Net sales for the six months ended September 30, 1999 were $225.7 million, an increase of 10.9% from sales of $203.3 million in the corresponding period of the previous fiscal year.

     The Company's microcontroller product line represents the largest component of Microchip's total net sales. Microcontrollers and associated application development systems accounted for 81% and 75% of total net sales in the three months ended September 30, 1999 and 1998, respectively. The remaining component of the Company's product sales consists primarily of Serial EEPROM memory products which accounted for 19% and 25% of net sales in the three months ended September 30, 1999 and 1998, respectively.

     Microcontrollers and associated application development systems accounted for 80% and 75% of net sales in the six months ended September 30, 1999 and 1998, respectively, while the remaining component consisting of primarily Serial EEPROM memory products accounted for 20% and 25%, respectively, for the same periods.

     The Company's net sales in any given quarter are dependent upon a combination of orders received in that quarter for shipment in that quarter ("turns orders") and shipments from backlog. The Company has emphasized its ability to respond quickly to customer orders as part of its competitive strategy. From fiscal 1994 through fiscal 1999, this strategy resulted in customers placing orders with increasingly shorter delivery schedules. Order visibility began to improve at the end of fiscal 1999 and continued to improve dramatically during the six months ended September 30, 1999. Opening backlog for the third quarter of fiscal 2000 grew 61% from opening backlog for the immediately preceding second quarter of fiscal 2000. As a result of the strong bookings performance experienced by the Company, the turns order percentage dropped to 25% for the third fiscal quarter of fiscal 2000 from 65% in the fourth quarter of fiscal 1999. Notwithstanding the recent improvement in the turns orders requirement, turns orders are difficult to predict, and there can be no assurance that the combination of turns orders and shipments from backlog in any quarter will be sufficient to achieve anticipated growth in net sales. If the Company does not achieve a sufficient level of turns orders in a particular quarter, the Company's revenues and operating results would be adversely affected.

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

     THE FOREGOING STATEMENTS REGARDING BOOKINGS, TURNS ORDERS, AVERAGE SELLING PRICES AND PRICING PRESSURES ARE FORWARD LOOKING STATEMENTS. ACTUAL RESULTS COULD DIFFER MATERIALLY BECAUSE OF THE FOLLOWING FACTORS, AMONG OTHERS: THE LEVEL OF ORDERS THAT ARE RECEIVED AND CAN BE SHIPPED IN A QUARTER; INVENTORY MIX AND TIMING OF CUSTOMER ORDERS; COMPETITION AND COMPETITIVE PRESSURES ON PRICING AND PRODUCT AVAILABILITY; CUSTOMERS' INVENTORY LEVELS, ORDER PATTERNS AND SEASONALITY; THE CYCLICAL NATURE OF BOTH THE SEMICONDUCTOR INDUSTRY AND THE MARKETS ADDRESSED BY THE COMPANY'S PRODUCTS; MARKET ACCEPTANCE OF THE PRODUCTS OF BOTH THE COMPANY AND ITS CUSTOMERS; DEMAND FOR THE COMPANY'S PRODUCTS; FLUCTUATIONS IN PRODUCTION YIELDS, PRODUCTION EFFICIENCIES AND OVERALL CAPACITY UTILIZATION; THE COMPANY'S ABILITY TO INCREASE WAFER FABRICATION, TEST AND ASSEMBLY CAPACITY TO MEET DEMAND; CHANGES IN PRODUCT MIX; AND ABSORPTION OF FIXED COSTS, LABOR AND OTHER FIXED MANUFACTURING COSTS.

     Foreign sales represented 69% and 66% of net sales in the three months ended September 30, 1999 and 1998, respectively, and 68% and 67% for the six months ended September 30, 1999 and 1998, respectively. The Company's foreign sales have been predominantly in Asia and Europe, which the Company attributes to the manufacturing strength in those areas for consumer, automotive, office automation, communications and industrial products. The majority of foreign sales are U.S. Dollar denominated. The Company has entered into and, from time to time will enter into, hedging transactions in order to minimize exposure to currency rate fluctuations. Although none of the countries in which the Company conducts significant foreign operations have had a highly inflationary economy in the last five years, there is no assurance that inflation rates or fluctuations in foreign currency rates in countries where the Company conducts operations will not adversely affect the Company's operating results in the future.

ADDITIONAL FACTORS AFFECTING OPERATING RESULTS

     The Company believes that future growth in net sales of its microcontroller products and related memory products will depend largely upon the Company's success in having its current and new products designed into future customer applications. Design wins typically precede the Company's volume shipment of products by 15 months or more. The Company also believes that shipment levels of its proprietary application development systems are an indicator of potential future design wins and microcontroller sales. The Company continues to achieve a high volume of design wins and is shipping increased numbers of application development systems. There can be no assurance that any particular development system shipment will result in a product design win or that any particular design win will result in future product sales.

     The Company's operating results are affected by a wide variety of other factors that could adversely impact its net sales and profitability, many of which are beyond the Company's control. These factors include the Company's ability to design and introduce new products on a timely basis, market acceptance of products of both the Company and its customers, customer order patterns and seasonality, changes in product mix, whether the Company's customers buy from a distributor or directly from the Company, product performance and reliability, product obsolescence, the amount of any product returns, availability and utilization of manufacturing capacity, fluctuations in manufacturing yield, the availability and cost of raw materials, equipment and other supplies, the cyclical nature of the semiconductor industry and the markets addressed by the Company's products, technological changes, competition and competitive pressures on prices, and economic, political or other conditions in the United States, and other worldwide markets served by the Company. The Company's products are incorporated into a wide variety of end products. A slowdown in demand for products which utilize the Company's products as a result of economic or other conditions in the worldwide markets served by the Company could adversely affect the Company's operating results.

GROSS PROFIT

     The Company's gross profit was $60.8 million and $51.5 million in the three months ended September 30, 1999 and 1998, respectively, and $115.5 million and $100.7 million in the six months ended September 30, 1999 and 1998, respectively. Gross profit as a percent of sales was 51.5% and 49.6% in the three months ended September 30, 1999 and 1998, respectively and 51.2% and 49.6% in the six months ended September 30, 1999 and 1998, respectively. The most significant factor affecting gross profit percentage was the continued growth of microcontrollers and associated application development systems versus Serial EEPROM memory products. The Company continues to transition products to smaller geometries and to larger wafer sizes to reduce future manufacturing costs. The Company is continuing to increase its manufacturing capacity for 8-inch wafers and to transition products to its 0.7 micron process. For fiscal 2000, the Company expects that products produced on 8-inch wafers will grow from 37% as of the beginning of the period to 55% at the end of the fiscal year. The Company anticipates that gross product margins will fluctuate over time, driven primarily by the product mix of microcontroller products and related memory products, manufacturing yields, fixed cost absorption, wafer fab loading levels and competitive and economic conditions.

     THE FOREGOING STATEMENTS RELATING TO ANTICIPATED GROSS PRODUCT MARGINS, AND THE TRANSITION TO HIGHER YIELDING MANUFACTURING PROCESSES AND 8-INCH WAFER PRODUCTION ARE FORWARD-LOOKING STATEMENTS. ACTUAL RESULTS COULD DIFFER MATERIALLY BECAUSE OF THE FOLLOWING FACTORS, AMONG OTHERS: FLUCTUATIONS IN PRODUCTION YIELDS, PRODUCTION EFFICIENCIES AND OVERALL CAPACITY UTILIZATION; COST AND AVAILABILITY OF RAW MATERIALS; ABSORPTION OF FIXED COSTS, LABOR AND OTHER DIRECT MANUFACTURING COSTS; THE TIMING AND SUCCESS OF MANUFACTURING PROCESS TRANSITION; DEMAND FOR THE COMPANY'S PRODUCTS; COMPETITION AND COMPETITIVE PRESSURE ON PRICING; CHANGES IN PRODUCT MIX; AND OTHER ECONOMIC CONDITIONS.

     Currently the majority of Microchip's assembly operations, and a portion of its test requirements, are performed by third-party contractors. Reliance on third parties involves some reduction in the Company's level of control over these portions of its business. While the Company reviews the quality, delivery and cost performance of these third-party contractors, there can be no assurance that reliance on third-party contractors will not adversely impact results in future reporting periods if any third-party contractor is unable to maintain assembly and test yields and costs at approximately their current levels. Third-party assembly and test companies are experiencing high demand and utilization of their current capacity which could lead to capacity shortages in the industry. Accordingly, Microchip is in the process of implementing in-house assembly operations during the current fiscal year and will shift a portion of its assembly operations from third-party contractors to fill this capacity. By the end of the current fiscal year, approximately 50% of the Company's assembly requirements will be performed in its own facilities and the Company will continue to be dependent on third-party contractors for the balance of its requirements.

     THE FOREGOING STATEMENTS RELATED TO THE COMPANY'S IMPLEMENTATION OF IN-HOUSE ASSEMBLY OPERATIONS DURING THE CURRENT FISCAL YEAR AND CAPACITY AT THIRD-PARTY ASSEMBLY AND TEST COMPANIES ARE FORWARD-LOOKING STATEMENTS. ACTUAL RESULTS COULD DIFFER MATERIALLY BECAUSE OF THE FOLLOWING FACTORS, AMONG OTHERS:
TIMING AND SUCCESS OF THE TRANSITION FROM THIRD PARTY ASSEMBLY SERVICES PROVIDERS TO COMPANY-OWNED ASSEMBLY OPERATIONS; DELAY IN THE FACILITATION OF THE COMPANY'S IN-HOUSE ASSEMBLY OPERATIONS; DIFFICULTIES IN THE TRANSITION OF THE ASSEMBLY FUNCTION FROM THIRD PARTIES TO THE COMPANY; AVAILABILITY OF SUFFICIENT CAPACITY OF THIRD-PARTIES; SUPPLY DISRUPTION; LABOR UNREST; CHANGES IN PRODUCT MIX; COMPETITIVE PRESSURES ON PRICES; AND OTHER ECONOMIC CONDITIONS.

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

RESEARCH AND DEVELOPMENT

     The Company is committed to continued investment in new and enhanced products, including its development systems software and in its design and manufacturing process technology, which are significant factors in maintaining the Company's competitive position. The dollar investment in research and development in the current quarter remained constant as compared to the corresponding quarter of the previous fiscal year, and increased by 3.4% from the previous quarter. The Company will continue to invest in research and development, including an investment in process and product development.

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

SELLING, GENERAL AND ADMINISTRATIVE

     The Company increased its level of selling, general and administrative costs to $19.1 million in the current quarter as compared to $16.2 million and $16.9 million in the corresponding quarters of the previous fiscal year and the previous quarter, respectively. Selling, general and administrative costs represented 16.2% of sales in the current fiscal quarter as compared to 15.6% of sales in both the corresponding quarter of the previous fiscal year and the previous quarter. As the Company continues to invest in incremental worldwide sales and technical support resources to promote the Company's embedded control products, selling, general and administrative costs are expected to rise over time.

OTHER INCOME (EXPENSE)

     Interest income in the three and six months ended September 30, 1999 increased from the corresponding periods of the previous fiscal year as a result of higher invested cash balances. Interest expense in the three and six months ended September 30, 1999 decreased from the corresponding periods of the previous fiscal year as a result of lower borrowing levels of the Company's credit lines. Other income represents numerous immaterial non-operating items.

PROVISION FOR INCOME TAXES

     Provisions for income taxes reflect tax on foreign earnings and federal and state tax on U.S. earnings. The Company had an effective tax rate of 27% for each of the six months ended September 30, 1999 and 1998, due primarily to lower tax rates at its foreign locations. The Company believes that its tax rate for the foreseeable future will be approximately 27%. THE FOREGOING STATEMENT REGARDING THE COMPANY'S ANTICIPATED FUTURE TAX RATE IS A FORWARD-LOOKING STATEMENT. ACTUAL RESULTS COULD DIFFER MATERIALLY BECAUSE OF THE FOLLOWING FACTORS, AMONG OTHERS: CURRENT TAX LAWS AND REGULATIONS; TAXATION RATES IN GEOGRAPHIC REGIONS WHERE THE COMPANY HAS SIGNIFICANT OPERATIONS; AND CURRENT TAX HOLIDAYS AVAILABLE IN FOREIGN LOCATIONS.

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

THE COMPANY'S CURRENT STATE OF YEAR 2000 READINESS

     The Company has implemented a Y2K readiness program and has, as of September 30, 1999, taken substantial efforts to reasonably insure that its operations are not subject to substantial adverse Y2K-related impact. This program began in 1997 with a comprehensive documentation of potential sources of Y2K exposure which could reasonably impact the Company's business. This initial source identification phase has been completed.

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

     The final phase of the Y2K readiness program involves the modification, replacement or elimination of systems identified in the analysis phase as being in need of remediation. The Company has completed the remediation process for substantially all of its identified internal systems, with the primary effort centered around the total replacement of information systems related to the Company's sales order process, planning, physical distribution and finance functions. The majority of this task was completed during the quarter ended September 30, 1998. The Company has received letters of Y2K compliance from 100% of its key external vendors, subcontractors and suppliers.

COSTS TO ADDRESS THE YEAR 2000 ISSUE

     The total cost associated with required modifications to become Y2K compliant is not expected to be material to the Company's financial position. The amount expended through September 30, 1999 was approximately $16.1 million, primarily associated with the total replacement of the information systems related to the Company's sales order process, planning, physical distribution and finance functions which was completed during the quarter ended September 30, 1998. The Company had intended to replace such systems in the ordinary course of its business and the implementation was not substantially accelerated due to the Y2K issue. The Company believes that the cost of its Y2K readiness program, as well as currently anticipated costs to be incurred with respect to Y2K issues of third parties, will not exceed $16.5 million, inclusive of the costs described above. It is anticipated that all such expenditures will be funded from operating cash flows and absorbed as part of the Company's ongoing operations.

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

CONTINGENCY PLANS

     The Company believes that the steps it has taken to assess its own hardware and software systems and those of its key vendors and suppliers are adequate to ensure minimal disruption to its business processes. In addition, the Company has developed contingency plans for selected areas, such as qualification of alternative suppliers, diesel electrical generation for major factories and computing resources and redundant data communication methods. The Company believes that the steps it has taken to assess its own hardware and software systems and those of its key vendors and suppliers are adequate to ensure minimal disruption to its business processes. In the event of random, unforeseen Y2K problems (such as the failure of specific pieces of process equipment, or the temporary inability of certain vendors to provide materials or services), the Company believes that these types of issues will most likely be resolved in the normal course of business, including the potential use of alternate suppliers, in most cases.

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

EURO CONVERSION ISSUES

     The Company operates in the European Market and currently generates approximately 30% of its total net sales from customers located in Europe. The Company's commercial headquarters in Europe are located in the United Kingdom, which is not currently one of the eleven member states of the European Union converting to a common currency.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company had $43.9 million in cash and cash equivalents at September 30, 1999, an increase of $13.1 million from the March 31, 1999 balance. The Company has an unsecured line of credit with a syndicate of domestic banks totaling $90.0 million. There were no borrowings under the domestic line of credit as of September 30, 1999. The domestic line of credit requires the Company to achieve certain financial ratios and operating results. The Company was in compliance with these covenants at September 30, 1999. The Company also has an unsecured short term line of credit totaling $33.2 million with certain foreign banks. There were no borrowings under the foreign line of credit as of September 30, 1999. There are no covenants related to the foreign line of credit. At September 30, 1999, an aggregate of $120.9 million of these facilities was available, subject to financial covenants and ratios with which the Company was in compliance. The Company's ability to fully utilize these facilities is dependent on the Company remaining in compliance with such covenants and ratios.

     During the six months ended September 30, 1999, the Company generated $101.2 million of cash from operating activities an increase of $51.9 million as compared to the six months ended September 30, 1998. The increase in cash flow from operations was primarily due to a reduction in inventories and an increase in accounts payable and accrued liabilities and increased profitability for the six months ended September 30, 1999.

     The Company's level of capital expenditures varies from time to time as a result of actual and anticipated business conditions. Capital expenditures in the six months ended September 30, 1999 and 1998 were $75.0 million and $24.2 million, respectively. Capital expenditures were primarily for the expansion of production capacity and the addition of research and development equipment in each of these periods. The Company currently intends to spend approximately $190 million during the next 12 months for additional capital equipment to increase capacity at its existing wafer fabrication facilities, to expand product test operations, to develop in-house assembly capability and add incremental infrastructure to support the growth of the business. The Company expects to finance capital expenditures through cash flows from operations, available debt arrangements and other sources of financing. The Company believes that the capital expenditures anticipated to be incurred over the next 12 months will provide sufficient additional manufacturing capacity to meet its currently anticipated needs.

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

     Net cash used in financing activities was $13.1 million and $29.6 million for the six months ended September 30, 1999 and 1998, respectively. Proceeds from sale of stock and put options were $15.1 million and $7.0 million for the six months ended September 30, 1999 and 1998, respectively. Payments on long term debt and capital lease obligations were $1.7 million and $2.5 million for the six months ended September 30, 1999 and 1998, respectively. Repayments on lines of credit were $26.5 million for the six months ended September 30, 1999. Net proceeds from lines of credit were $23.8 million for the six months ended September 30, 1998. Cash expended for the purchase of the Company's Common Stock was $57.9 million for the six months ended September 30, 1998.

     The Company has outstanding a net share settled forward contract and received 1,129,096 shares in the six months ended September 30, 1999 in connection with this transaction. See Note 6 to "Condensed Consolidated Financial Statements." The net share settled forward contract could obligate the Company to purchase shares of the Company's Common Stock in the future if the price of the Company's Common Stock is below the strike price of the instruments.

     The Company expects from time to time to purchase shares of Common Stock in connection with its authorized stock repurchase program.

     The Company believes that its existing sources of liquidity combined with cash generated from operations will be sufficient to meet the Company's currently anticipated cash requirements for at least the next 12 months. However, the semiconductor industry is capital intensive. In order to remain competitive, the Company must continue to make significant investments in capital equipment, for both production and research and development. The Company may seek additional equity or debt financing during the next 12 months for the capital expenditures required to maintain or expand the Company's wafer fabrication and product test facilities or for other purposes. The timing and amount of any such capital requirements will depend on a number of factors, including demand for the Company's products, product mix, changes in industry conditions, market conditions and competitive factors. There can be no assurance that such financing will be available on acceptable terms, and any additional equity financing could result in additional dilution to existing investors.

                           PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a) The Annual Meeting of Stockholders of the Company was held on August 20, 1999 (the "Meeting").

     (b) Steve Sanghi, Albert J. Hugo-Martinez, L.B. Day, Matthew W. Chapman and Wade Meyercord were elected as Directors of the Meeting.

     (c) The results of the vote on the matters voted upon at the meeting were as follows:

          (i)   ELECTION OF DIRECTORS:

                                                      For             Withheld
                                                      ---             --------
                Steve Sanghi                       46,108,139          117,443
                Albert J. Hugo-Martinez            46,108,139          117,443
                L.B. Day                           46,108,139          117,443
                Matthew W. Chapman                 46,108,139          117,443
                Wade Meyercord                     45,760,864          464,708

          (ii)  RATIFICATION  OF PROPOSAL TO AMEND THE COMPANY'S  EMPLOYEE STOCK
                PURCHASE  PLAN  TO  INCREASE  THE  NUMBER  OF  SHARES   RESERVED
                THEREUNDER:

                   For                       Against                    Abstain
                   ---                       -------                    -------
                45,124,925                  1,061,188                    39,459

          (iii) RATIFICATION OF APPOINTMENT OF KPMG LLP AS THE COMPANY'S INDEPENDENT AUDITORS FOR THE FISCAL YEAR ENDING MARCH 31, 2000:

                   For                       Against                    Abstain
                   ---                       -------                    -------
                46,107,454                    71,276                     46,842

The foregoing matters are described in more detail in the Registrant's definitive proxy statement dated July 14, 1999 relating to the Meeting.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits.

          Exhibit 3.1 - By-Laws of Registrant as amended through August 20, 1999

     (b)  Reports on Form 8-K.

          The Company filed a current report on Form 8-K on October 12, 1999 to report the adoption of an Amended and Restated Preferred Shares Rights Agreement between the Company and Norwest Bank, Minnesota, N.A., as Rights Agent, effective October 11, 1999 (the "Amended Rights Agreement"). The Amended Rights Agreement was filed as Exhibit 4.1 to the current report on Form 8-K.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        MICROCHIP TECHNOLOGY INCORPORATED


Date: November 8, 1999                  By: /s/ C. Philip Chapman
      ------------------------------        ------------------------------------
                                            C. Philip Chapman
                                            Vice President, Chief Financial
                                            Officer and Secretary (Duly
                                            Authorized Officer, and Principal
                                            Financial and Accounting Officer)