Form 10-Q
period 1999-12-31
MICROCHIP TECHNOLOGY INC
filed 2000-02-11
CIK 827054

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended December 31, 1999.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ____________ to ____________.

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

Yes [X] No [ ]

The number of shares outstanding of the issuer's common stock, as of January 28, 2000:

                Common Stock, $.001 Par Value: 76,595,858 shares

================================================================================

               MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES

                                      INDEX

                                                                            Page
                                                                            ----
PART I. FINANCIAL INFORMATION.

     Item 1. Financial Statements

          Condensed Consolidated Balance Sheets -
             December 31, 1999 and March 31, 1999..............................3

          Condensed Consolidated Statements of Income -
             Three and Nine Months Ended December 31, 1999
             and December 31, 1998.............................................4

          Condensed Consolidated Statements of Cash Flows -
             Nine Months Ended December 31, 1999 and December 31, 1998.........5

          Notes to Condensed Consolidated Financial Statements.................6

     Item 2. Management's Discussion and Analysis of
             Financial Condition and Results of Operations.....................9

PART II. OTHER INFORMATION.

     Item 5. Other Information................................................17
     Item 6. Exhibits and Reports on Form 8-K.................................17

SIGNATURES....................................................................18

EXHIBITS

               MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       (in thousands except share amounts)

                                                        December 31,   March 31,
                                                           1999          1999
                                                         ---------     ---------
                                   ASSETS              (Unaudited)

Cash and cash equivalents                               $  68,492     $  30,826
Accounts receivable, net                                   70,342        62,545
Inventories                                                58,158        67,975
Prepaid expenses                                            3,441         2,982
Deferred tax asset                                         35,709        37,129
Other current assets                                        1,773         1,958
                                                        ---------     ---------
   Total current assets                                   237,915       203,415

Property, plant and equipment, net                        385,843       293,663
Other assets                                                8,373         8,152
                                                        ---------     ---------
   Total assets                                         $ 632,131     $ 505,230
                                                        =========     =========
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Short-term lines of credit                              $  15,000     $   1,509
Accounts payable                                           52,550        28,489
Current maturities of long-term debt                           --         1,403
Current maturities of capital lease obligations                --           413
Accrued liabilities                                        50,479        49,699
Deferred income on shipments to distributors               43,383        28,607
                                                        ---------     ---------
   Total current liabilities                              161,412       110,120

Long-term lines of credit                                      --        25,000
Long-term pension accrual                                     891            --
Deferred tax liability                                     11,681        11,313

Stockholders' equity:

 Preferred stock, $.001 par value;
   authorized 5,000,000 shares; no shares
   issued or outstanding                                       --            --
 Common stock, $.001 par value; authorized
   100,000,000 shares; issued 80,822,013
   and outstanding 76,519,871 shares at
   December 31, 1999; issued 80,822,013 and
   outstanding 76,848,236 shares at March 31, 1999             54            54
 Additional paid-in capital                               217,403       161,242
 Retained  earnings                                       335,757       264,281
 Less shares of common stock held in treasury at
   cost; 4,302,143 shares at December 31, 1999 and
   3,973,778 at March 31, 1999                            (95,067)      (66,780)
                                                        ---------     ---------
   Net stockholders' equity                               458,147       358,797

   Total liabilities and stockholders' equity           $ 632,131     $ 505,230
                                                        =========     =========

   (Shares and per share amounts have been restated to reflect a 3-for-2 stock split effected February 7, 2000.)

      See accompanying notes to condensed consolidated financial statements

               MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     (in thousands except per share amounts)

                                          Three Months Ended         Nine Months Ended
                                             December 31,               December 31,
                                         ----------------------    ----------------------
                                           1999         1998         1999         1998
                                         ---------    ---------    ---------    ---------
                                              (Unaudited)                (Unaudited)
Net sales                                $ 129,187    $ 100,167    $ 354,918    $ 303,436
Cost of sales                               61,754       49,525      171,953      152,063
                                         ---------    ---------    ---------    ---------
   Gross profit                             67,433       50,642      182,965      151,373

Operating expenses:
   Research and development                 12,130       10,140       33,089       31,098
   Selling, general and administrative      19,534       15,382       55,476       47,503
   Special (income)/charge                      --           --       (2,400)       5,500
                                         ---------    ---------    ---------    ---------
                                            31,664       25,522       86,165       84,101

Operating income                            35,769       25,120       96,800       67,272

Other income (expense):
   Interest income                             615          143        1,275          563
   Interest expense                           (209)        (845)        (677)      (2,407)
   Other, net                                   40           38          512          586
                                         ---------    ---------    ---------    ---------
Income  before income  taxes                36,215       24,456       97,910       66,014

Income taxes                                 9,778        6,602       26,434       17,823
                                         ---------    ---------    ---------    ---------
Net income                               $  26,437    $  17,854    $  71,476    $  48,191
                                         =========    =========    =========    =========
 Basic net income per share              $    0.35    $    0.24    $    0.94    $    0.62
                                         =========    =========    =========    =========
 Diluted net income per share            $    0.32    $    0.22    $    0.88    $    0.60
                                         =========    =========    =========    =========
Weighted average common
   shares outstanding                       76,425       75,971       76,355       77,133
                                         =========    =========    =========    =========
Weighted average common and common
   equivalent shares outstanding            81,516       79,788       81,074       80,729
                                         =========    =========    =========    =========

   (Shares and per share amounts have been restated to reflect a 3-for-2 stock split effected February 7, 2000.)

      See accompanying notes to condensed consolidated financial statements

               MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                           Nine Months Ended
                                                              December 31,
                                                       ------------------------
                                                         1999           1998
                                                       ---------      ---------
Cash flows from operating activities:                         (Unaudited)
Net income                                             $  71,476      $  48,191
Adjustments to reconcile net income to
net cash provided by operating
activities:
   Provision for doubtful accounts                           451            216
   Provision for inventory valuation                       1,443          1,567
   Provision for pension accrual                             193            708
   Depreciation and amortization                          47,549         48,978
   Amortization of purchased technology                      225            225
   Deferred income taxes                                   1,788         (4,594)
   Increase in accounts receivable                        (8,248)          (102)
   Decrease/(increase) in inventories                      8,374         (7,383)
   Increase/(decrease) in accounts payable
      and accrued liabilities                             24,841        (15,933)
   Change in other assets and liabilities                 14,754         (1,689)
                                                       ---------      ---------
Net cash provided by operating activities                162,846         70,184
                                                       ---------      ---------
Cash flows from investing activities:
   Capital expenditures                                 (139,729)       (29,680)
                                                       ---------      ---------
Net cash used in investing activities                   (139,729)       (29,680)
                                                       ---------      ---------
Cash flows from financing activities:

   Net proceeds from (repayments of) lines of credit     (11,509)        18,800
   Payments on long-term debt                             (1,403)        (1,835)
   Payments on capital lease obligations                    (413)        (1,828)
   Repurchase of common stock                                 --        (70,324)
   Proceeds from sale of stock and put options            27,874          7,456
                                                       ---------      ---------
Net cash provided by (used in) financing activities       14,549        (47,731)
                                                       ---------      ---------
Net increase (decrease) in cash and cash equivalents      37,666         (7,227)

Cash and cash equivalents at beginning of period          30,826         32,188
                                                       ---------      ---------
Cash and cash equivalents at end of period             $  68,492      $  24,961
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

     The accompanying financial statements have been prepared in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission. In the Company's opinion, the accompanying financial statements include all adjustments of a normal recurring nature which are necessary for a fair presentation of the results for the interim periods presented. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations. It is suggested that these financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 1999. The results of operations for the nine months ended December 31, 1999 and 1998 are not necessarily indicative of the results to be expected for the full fiscal year.

(2)  ACCOUNTS RECEIVABLE

     Accounts receivable consists of the following (amounts in thousands):

                                                       December 31,    March 31,
                                                          1999           1999
                                                         -------       -------
                                                       (unaudited)
     Trade accounts receivable                           $71,577       $64,335
     Other                                                   984           570
                                                         -------       -------
                                                          72,561        64,905
     Less allowance for doubtful accounts                  2,219         2,360
                                                         -------       -------
                                                         $70,342       $62,545
                                                         =======       =======
(3)  INVENTORIES

     The components of inventories are as follows (amounts in thousands):

                                                       December 31,    March 31,
                                                          1999           1999
                                                         -------       -------
                                                       (unaudited)
     Raw materials                                       $ 6,781       $ 4,491
     Work in process                                      35,772        46,947
     Finished goods                                       22,680        26,531
                                                         -------       -------
                                                          65,233        77,969
     Less allowance for inventory valuation                7,075         9,994
                                                         -------       -------
                                                         $58,158       $67,975
                                                         =======       =======

(4)  PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consists of the following (amounts in thousands):

                                                        December 31,   March 31,
                                                            1999         1999
                                                          --------     --------
                                                        (unaudited)
     Land                                                 $ 11,545     $ 11,545
     Building and building improvements                    101,268       77,600
     Machinery and equipment                               427,578      365,947
     Projects in process                                    84,658       41,143
                                                          --------     --------
                                                           625,049      496,235
     Less accumulated depreciation
      and amortization                                     239,206      202,572
                                                          --------     --------
                                                          $385,843     $293,663
                                                          ========     ========
(5)  LINES OF CREDIT

     The Company has an unsecured line of credit with a syndicate of U.S. banks for up to $90,000,000, bearing interest at LIBOR (5.822% at December 31, 1999) plus 0.325%, expiring in October 2000. At December 31, 1999 and March 31, 1999 the Company had utilized $15,000,000 and $25,000,000 of the line of credit, respectively. The agreement between the Company and the bank syndicate requires the Company to achieve certain financial ratios and operating results. The Company was in compliance with these covenants as of December 31, 1999.

     The Company has an additional unsecured line of credit with various Taiwan financial institutions for up to $26,335,000 (U.S. Dollar equivalent). These borrowings are predominantly denominated in New Taiwan Dollars, bearing interest at SIBOR (5.833% at December 31, 1999) plus 0.60%, and expiring on various dates through November 2000. There were no borrowings against this line of credit as of December 31, 1999, but an allocation of $2,303,000 of the available line was made, relating to import guarantees associated with the Company's business in Thailand. At March 31, 1999, the Company had utilized $1,509,000 of this line of credit.

(6)  STOCKHOLDERS' EQUITY

     In April 1998, the Company completed a costless collar transaction comprising call options on 750,000 shares priced at $17.30 and put options on 997,500 shares priced at $16.79. The expiration date of the transaction was April 28, 1999, resulting in the Company receiving $4,660,000 in cash which was credited to additional paid-in capital during the three month period ended June 30, 1999. Also in connection with the Company's stock repurchase program, the Company completed a net share settled forward contract for 3,000,000 shares at an average price of $19.49. During the nine months ended December 31, 1999, the Company received 1,693,644 shares in conjunction with the net share settled forward contract. During the quarter ended December 31, 1999, the Company also received $10,243,000 in conjunction with the net share settled forward contract, which was credited to additional paid-in capital. The expiration date of this transaction is May 2000, with quarterly interim settlement dates.

     The Company expects, from time to time, to purchase shares of Common Stock in connection with its authorized Common Stock repurchase plan.

(7)  NET INCOME PER SHARE

     The following table sets forth the computation of basic and diluted net income per share (in thousands except per share amounts):

                                         Three Months Ended    Nine Months Ended
                                             December 31,        December 31,
                                             (Unaudited)         (Unaudited)
                                          -----------------   -----------------
                                           1999      1998      1999      1998
                                          -------   -------   -------   -------
     Net income                           $26,437   $17,854   $71,476   $48,191
                                          =======   =======   =======   =======
     Weighted average common
     shares outstanding                    76,425    75,971    76,355    77,133

     Dilutive effect of stock options       5,091     3,817     4,719     3,596
                                          -------   -------   -------   -------
     Weighted average common and common
     equivalent shares outstanding         81,516    79,788    81,074    80,729
                                          =======   =======   =======   =======

     Basic net income per share           $  0.35   $  0.24   $  0.94   $  0.62
                                          =======   =======   =======   =======
     Diluted net income per share         $  0.32   $  0.22   $  0.88   $  0.60
                                          =======   =======   =======   =======

(8)  SUBSEQUENT EVENT

     On January 3, 2000, the Company announced a three-for-two stock split of its Common Stock which became effective February 7, 2000. All shares and per share amounts have been restated to reflect this stock split.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     The following table sets forth certain operational data as a percentage of net sales for the periods indicated:

                                       Three Months Ended      Nine Months Ended
                                          December 31,            December 31,
                                       -----------------      -----------------
                                       1999        1998       1999        1998
                                       -----       -----      -----       -----
Net sales ...........................  100.0%      100.0%     100.0%      100.0%
Cost of sales .......................   47.8%       49.4%      48.5%       50.1%
                                       -----       -----      -----       -----
Gross profit ........................   52.2%       50.6%      51.5%       49.9%
Research and development ............    9.4%       10.1%       9.3%       10.2%
Selling, general and
 administrative .....................   15.1%       15.4%      15.6%       15.7%
Special (income)/charge .............     --          --       (0.7%)       1.8%
                                       -----       -----      -----       -----
Operating income ....................   20.5%       25.1%      27.3%       22.2%
                                       =====       =====      =====       =====

NET SALES

     Our net sales for the quarter ended December 31, 1999 were $129.2 million, an increase of 29.0% over sales of $100.2 million for the quarter ended December 31, 1998 and an increase of 9.5% over sales of $118.0 for the quarter ended September 30, 1999. Net sales for the nine months ended December 31, 1999 were $354.9 million, an increase of 17.0% from sales of $303.4 million for the nine months ended December 31, 1998.

     Our microcontroller product line represents the largest component of our net sales. Microcontrollers and associated application development systems accounted for 81% of net sales in the quarter ended December 31, 1999 and 76% of net sales in the quarter ended December 31, 1998. The remaining component of our product sales consists primarily of Serial EEPROM memory products. Serial EEPROM memory products accounted for 19% of net sales in the quarter ended December 31, 1999 and for 24% of net sales in the quarter ended December 31, 1998.

     Microcontrollers and associated application development systems accounted for 80% of our net sales in the nine months ended December 31, 1999 and 75% of our net sales in the nine months ended December 31, 1998. The remaining component, consisting of primarily Serial EEPROM memory products, accounted for 20% of our net sales in the nine months ended December 31, 1999 and for 25% of our net sales for the nine months ended December 31, 1998.

     Our net sales in any given quarter depend upon a combination of orders received in that quarter for shipment in that quarter, which we refer to as turns orders, and shipments from backlog. We have emphasized our ability to respond quickly to customer orders as part of our competitive strategy. From fiscal 1994 through fiscal 1999, this strategy resulted in customers placing orders with increasingly shorter delivery schedules. This had the affect of increasing turns orders as a portion of our business in any given quarter, and reducing our visibility on future product shipments. The percentage of turns orders required has decreased substantially for the first three quarters of fiscal 2000. Despite the recent improvement in the turns orders requirement from our business, turns orders are difficult to predict, and we may not experience the combination of turns orders and shipments from backlog in any quarter that would be sufficient to achieve anticipated growth in net sales. If we do not achieve a sufficient level of turns orders in a particular quarter, our revenues and operating results would be adversely affected.

     The overall average selling prices of our microcontroller products have remained relatively constant, while average selling prices of our memory products have, until recently, declined over time. While average selling prices for microcontrollers have remained relatively constant, we have experienced, and expect to continue to experience, pricing pressure in certain microcontroller product lines, due primarily to competitive conditions. We may be unable to maintain average selling prices for our microcontroller or other products as a result of increased pricing pressure in the future, which would reduce our operating results.

     THE FOREGOING STATEMENTS REGARDING BOOKINGS, TURNS ORDERS, AVERAGE SELLING PRICES AND PRICING PRESSURES ARE FORWARD LOOKING STATEMENTS. ACTUAL RESULTS COULD DIFFER MATERIALLY BECAUSE OF THE FOLLOWING FACTORS, AMONG OTHERS: THE LEVEL OF ORDERS THAT ARE RECEIVED AND CAN BE SHIPPED IN A QUARTER; INVENTORY MIX AND TIMING OF CUSTOMER ORDERS; COMPETITION AND COMPETITIVE PRESSURES ON PRICING AND PRODUCT AVAILABILITY; CUSTOMERS' INVENTORY LEVELS, ORDER PATTERNS AND SEASONALITY; THE CYCLICAL NATURE OF BOTH THE SEMICONDUCTOR INDUSTRY AND THE MARKETS ADDRESSED BY OUR PRODUCTS; MARKET ACCEPTANCE OF OUR PRODUCTS AND THE PRODUCTS OF OUR CUSTOMERS; DEMAND FOR OUR PRODUCTS; FLUCTUATIONS IN PRODUCTION YIELDS, PRODUCTION EFFICIENCIES AND OVERALL CAPACITY UTILIZATION; OUR ABILITY TO INCREASE WAFER FABRICATION, TEST AND ASSEMBLY CAPACITY TO MEET DEMAND; CHANGES IN PRODUCT MIX; AND ABSORPTION OF FIXED COSTS, LABOR AND OTHER FIXED MANUFACTURING COSTS.

     Distributors accounted for 64% of our net sales to customers for the three months ended December 31, 1999, and for 61% for the three month ended December 31, 1998. For the nine months ended December 31, 1999, distributors accounted for 63% of our net sales to customers, and 59% for the nine months ended December 31, 1998. Sales to foreign customers represented 67% of our net sales in the three months ended December 31, 1999 and 71% of our net sales in the three months ended December 31, 1998 and sales to foreign customers represented 68% of our net sales for both the nine months ended December 31, 1999 and December 31, 1998. Our sales to foreign customers have been predominantly in Asia and Europe, which we attribute to the manufacturing strength in those areas for consumer, automotive, office automation, communications and industrial products. The majority of foreign sales are U.S. Dollar denominated. We enter into hedging transactions from time to time to minimize exposure to currency rate fluctuations. Although none of the countries in which we conduct significant foreign operations have had a highly inflationary economy in the last five years, there is no assurance that inflation rates or fluctuations in foreign currency rates in countries where we conduct operations will not adversely affect our operating results in the future.

     Our quarterly operating results are affected by a wide variety of factors that could reduce our net sales and profitability, many of which are beyond our control. Some of the factors that may affect our operating results include:

     * the level of orders that are received and can be shipped in a quarter (turns orders)
     *    market acceptance of both our products and our customers' products
     *    customer order patterns and seasonability
     * availability of manufacturing capacity and fluctuations in manufacturing yield
     * the availability and cost of raw materials, equipment and other supplies, and
     * economic, political and other conditions in the worldwide markets served by us.

     We believe that period-to-period comparisons of our operating results are not necessarily meaningful and that you should not rely upon any comparisons as indications of future performance. In future periods our operating results may fall below the expectations of public market analysts and investors, which would likely have a negative effect on the price of our Common Stock.

GROSS PROFIT

     In the three months ended December 31, 1999, our gross profit was $67.4 million, and our gross profit was $50.6 million in the three months ended December 31, 1998. In the nine months ended December 31, 1999, our gross profit was $183.0 million, and our gross profit was $151.4 million in the nine months ended December 31, 1998. Gross profit as a percent of sales was 52.2% for the quarter ended December 31, 1999 and 50.6% in quarter ended December 31, 1998. Gross profit as a percentage of sales was 51.5% in the nine months ended December 31, 1999 and 49.9% in the nine months ended December 31, 1998. The most significant factor affecting gross profit percentage was the higher growth rate of microcontrollers and associated application development systems relative to our Serial EEPROM memory products. We continue to transition products to smaller geometries and to larger wafer sizes to reduce future manufacturing costs. We continue to increase our manufacturing capacity for 8-inch wafers and to transition products to our 0.7 micron process. For fiscal 2000, we expect that products produced on 8-inch wafers will grow from 37% as of the beginning of the fiscal year to 55% at the end of the fiscal year. We anticipate that gross product margins will fluctuate over time, driven primarily by the product mix of microcontroller products and related memory products, manufacturing yields, fixed cost absorption, wafer fab loading levels and competitive and economic conditions.

     We believe that expansion of our manufacturing capacity is important to enable us to respond to increased sales opportunities and maintain satisfactory delivery schedules. Our business could suffer if the expansion of manufacturing capacity is delayed or inefficiently implemented. Other companies in the industry have experienced difficulty in expanding manufacturing capacity, resulting in reduced yields or delays in product deliveries. We may experience manufacturing yield or delivery problems in the future, which could harm our operating results.

     THE FOREGOING STATEMENTS RELATING TO ANTICIPATED GROSS PRODUCT MARGINS, AND THE TRANSITION TO HIGHER YIELDING MANUFACTURING PROCESSES AND 8-INCH WAFER PRODUCTION ARE FORWARD-LOOKING STATEMENTS. ACTUAL RESULTS COULD DIFFER MATERIALLY BECAUSE OF THE FOLLOWING FACTORS, AMONG OTHERS: FLUCTUATIONS IN PRODUCTION YIELDS, PRODUCTION EFFICIENCIES AND OVERALL CAPACITY UTILIZATION; COST AND AVAILABILITY OF RAW MATERIALS; ABSORPTION OF FIXED COSTS, LABOR AND OTHER DIRECT MANUFACTURING COSTS; THE TIMING AND SUCCESS OF MANUFACTURING PROCESS TRANSITION; DEMAND FOR OUR PRODUCTS; COMPETITION AND COMPETITIVE PRESSURE ON PRICING; CHANGES IN PRODUCT MIX; AND OTHER ECONOMIC CONDITIONS.

     Currently, the majority of our assembly operations, and a portion of our test requirements, are performed by third-party contractors located throughout Asia. Our reliance on third parties involves some reduction in our level of control over these portions of our business. While we review the quality, delivery and cost performance of these third-party contractors, there can be no assurance that reliance on third-party contractors will not adversely impact results in future reporting periods if any third-party contractor is unable to maintain assembly and test yields and costs at approximately their current levels. Third-party assembly and test companies are experiencing high demand and utilization of their current capacity which could lead to capacity shortages in the industry. Accordingly, we are in the process of implementing in-house assembly operations and will shift a portion of our assembly operations from third-party contractors to fill this capacity during the current fiscal year. By the end of the current fiscal year, approximately 45% of our assembly requirements will be performed in our facilities located in

Bangkok. The Company will continue to depend on third-party contractors for the balance of our requirements.

     THE FOREGOING STATEMENTS RELATED TO THE IMPLEMENTATION OF OUR IN-HOUSE ASSEMBLY OPERATIONS DURING THE CURRENT FISCAL YEAR AND CAPACITY AT THIRD-PARTY ASSEMBLY AND TEST COMPANIES ARE FORWARD-LOOKING STATEMENTS. ACTUAL RESULTS COULD DIFFER MATERIALLY BECAUSE OF THE FOLLOWING FACTORS, AMONG OTHERS: TIMING AND SUCCESS OF THE TRANSITION FROM THIRD PARTY ASSEMBLY SERVICES PROVIDERS TO IN-HOUSE ASSEMBLY OPERATIONS; DELAY IN THE FACILITATION OF OUR IN-HOUSE ASSEMBLY OPERATIONS; DIFFICULTIES IN THE TRANSITION OF THE ASSEMBLY FUNCTION FROM THIRD PARTIES TO OUR IN-HOUSE FACILITY; AVAILABILITY OF SUFFICIENT CAPACITY OF THIRD-PARTIES; SUPPLY DISRUPTION; LABOR UNREST; CHANGES IN PRODUCT MIX; COMPETITIVE PRESSURES ON PRICES; AND OTHER ECONOMIC CONDITIONS.

     Our reliance on foreign operations, and maintenance of substantially all of our finished goods in inventory in foreign locations exposes us to foreign political and economic risks, including:

     *    political, social and economic instability
     *    trade restrictions and changes in tariffs
     *    import and export license requirements and restrictions
     *    difficulties in staffing and managing international operations
     *    disruptions in international transport or delivery
     *    fluctuations in currency exchange rates
     *    difficulties in collecting receivables, and
     *    potentially adverse tax consequences.

     To date, we have not experienced any significant interruptions in our foreign business operations. If any of these risks materialize, our sales could decrease and our operations performance could suffer.

RESEARCH AND DEVELOPMENT

     We are committed to continuing our investment in new and enhanced products, including development systems software and in our design and manufacturing process technology. We believe these investments are significant factors to maintain the Company's competitive position. The dollar investment in research and development in the current quarter remained constant as compared to the corresponding quarter of the previous fiscal year, and increased by 13.9% from the previous quarter.

     Our future operating results will depend to a significant extent on our ability to develop and introduce new products on a timely basis which can compete effectively on the basis of price and performance and which address customer requirements. The success of new product introductions depends on various factors, including:

     *    proper new product selection
     *    timely completion and introduction of new product designs
     * development of support tools and collateral literature that make complex new products easy for engineers to understand and use and
     *    market acceptance of our customers' end products.

Because our products are complex, we have experienced delays from time to time in completing development of new products. In addition, our new products may not receive or maintain substantial market acceptance. If we may be unable to design, develop and introduce competitive products on a timely basis, which could reduce our future operating results.

     Our future success also depends upon our ability to develop and implement new design and process technologies. Semiconductor design and process technologies are subject to rapid technological change and require large research and development expenditures. Other companies in the industry have experienced difficulty in effecting transitions to smaller geometry processes and to larger wafers and, consequently, have suffered reduced manufacturing yields or delays in product deliveries. We believe that our transition to smaller geometries and to larger wafers is important for us to remain competitive. Our future operating results could be reduced if the transition is substantially delayed or inefficiently implemented.

SELLING, GENERAL AND ADMINISTRATIVE

     During the quarter ended December 31, 1999, we increased our level of selling, general and administrative costs to $19.5 million, as compared to $15.4 million in the quarter ended December 31, 1998 and $19.1 million in the quarter ended September 30, 1999. Selling, general and administrative costs represented 15.1% of sales in the current fiscal quarter as compared to 15.4% and 16.2% of sales in the corresponding quarter of the previous fiscal year and the previous quarter respectively. We expect selling, general and administrative costs to rise over time as we continue to invest in incremental worldwide sales and technical support resources to promote our embedded control products.

OTHER INCOME (EXPENSE)

     Interest income in the three and nine months ended December 31, 1999 increased from the corresponding periods of the previous fiscal year as a result of higher invested cash balances. Interest expense in the three and nine months ended December 31, 1999 decreased from the corresponding periods of the previous fiscal year as a result of lower borrowing levels of our credit facilities. Other income represents numerous immaterial non-operating items.

PROVISION FOR INCOME TAXES

     Provisions for income taxes reflect tax on foreign earnings and federal and state tax on U.S. earnings. Our effective tax rate for each of the nine months ended December 31, 1999 and 1998 was 27%, due primarily to lower tax rates at our foreign locations. We believe that our tax rate for the foreseeable future will be approximately 27%. THE FOREGOING STATEMENT REGARDING OUR ANTICIPATED FUTURE TAX RATE IS A FORWARD-LOOKING STATEMENT. ACTUAL RESULTS COULD DIFFER MATERIALLY BECAUSE OF THE FOLLOWING FACTORS, AMONG OTHERS: CURRENT TAX LAWS AND REGULATIONS; TAXATION RATES IN GEOGRAPHIC REGIONS WHERE WE HAVE SIGNIFICANT OPERATIONS; AND CURRENT TAX HOLIDAYS AVAILABLE IN FOREIGN LOCATIONS.

YEAR 2000 ISSUE

     The Year 2000 issue arose as a result of certain computer programs being written using two digits rather than four to define the applicable year. To date, we have not experienced problems complying with Year 2000 issues, nor have we experienced any material Year 2000-related issues or had any Year 2000-related issues reported to us by our business partners. Should any Year 2000 issues occur at a later time, however, we believe they would most likely be able to be resolved in the normal course of business.

EURO CONVERSION ISSUES

     We operate in the European Market and currently generate approximately 30% of our total net sales from customers located in Europe. Our commercial headquarters in Europe are located in the United Kingdom, which is not currently one of the eleven member states of the European Union converting to a common currency.

     We currently conduct 96% of our business in Europe in U.S. Dollars and 2% of our business in Europe in Pounds Sterling. The balance of our net sales is conducted in currencies which will eventually be replaced by the Euro. We will monitor the potential commercial impact of converting a portion of our current business to the Euro, but we do not expect any material impact to our business based on this transition.

     We do not currently anticipate any material impact to its business related to Euro matters from information technology, derivative transactions, tax issues and accounting software issues.

LIQUIDITY AND CAPITAL RESOURCES

     We had $68.5 million in cash and cash equivalents at December 31, 1999, an increase of $37.7 million from the March 31, 1999 balance. We maintain an unsecured line of credit with a syndicate of domestic banks totaling $90.0 million. Borrowings under the domestic line of credit as of December 31, 1999 were $15.0 million. We are required to achieve certain financial ratios and operations results to maintain the domestic line of credit. We were in compliance with these covenants at December 31, 1999. We also maintain an unsecured short-term line of credit totaling $26.3 million with certain foreign banks. There were no borrowings under the foreign line of credit as of December 31, 1999. There are no covenants related to the foreign line of credit. At December 31, 1999, and subject to our compliance with certain financial convenants and ratios, an aggregate of $99.0 million of these facilities was available. We were in compliance with these financial convenants and ratios at December 31, 1999. Our ability to fully utilize these facilities depends on our continued compliance with such covenants and ratios.

     During the nine months ended December 31, 1999, we generated $162.8 million of cash from operating activities an increase of $92.7 million as compared to the nine months ended December 31, 1998. The increase in cash flow from operations was primarily due to a reduction in inventories and an increase in accounts payable and accrued liabilities and increased profitability from the nine months ended December 31, 1999.

     Our level of capital expenditures varies from time to time as a result of actual and anticipated business conditions. Capital expenditures in the nine months ended December 31, 1999 and 1998 were $139.7 million and $29.7 million, respectively. Capital expenditures were primarily for the expansion of production capacity and the addition of research and development equipment in each of these periods. We currently intend to spend approximately $275 million during the next 12 months for additional capital, including:

     * equipment to increase capacity at our existing wafer fabrication facilities
     *    expansion of product test operations
     *    development of in-house assembly capability and
     *    incremental infrastructure to support the growth of the business.

     We expect to finance capital expenditures through our cash flows from operations, available debt arrangements and other sources of financing including issuance of equity and debt securities depending on market conditions. We believe that the capital expenditures anticipated to be incurred over the next 12 months will provide sufficient additional manufacturing capacity to meet our currently anticipated needs.

     THE FOREGOING STATEMENTS REGARDING THE ANTICIPATED LEVEL OF CAPITAL EXPENDITURES OVER THE NEXT 12 MONTHS AND THE FINANCING OF SUCH CAPITAL EXPENDITURES ARE FORWARD LOOKING STATEMENTS. ACTUAL CAPITAL EXPENDITURES COULD DIFFER MATERIALLY BECAUSE OF THE FOLLOWING FACTORS, AMONG OTHERS: THE CYCLICAL NATURE OF THE SEMICONDUCTOR INDUSTRY AND THE MARKETS ADDRESSED BY OUR PRODUCTS; MARKET ACCEPTANCE OF OUR PRODUCTS AND OF OUR CUSTOMERS' PRODUCTS; UTILIZATION OF CURRENT MANUFACTURING CAPACITY; THE AVAILABILITY AND COST OF RAW MATERIALS, EQUIPMENT AND OTHER SUPPLIES; AND THE ECONOMIC, POLITICAL AND OTHER CONDITIONS IN THE WORLDWIDE MARKETS SERVED BY US.

     Net cash provided by financing activities was $14.5 million for the nine months ended December 31, 1999. Net cash used in financing activities was $47.7 million for the nine months ended December 31, 1998. Proceeds from sale of stock and put options were $27.9 million and $7.5 million for the nine months ended December 31, 1999 and 1998, respectively. Payments on long term debt and capital lease obligations were $1.8 million and $3.7 million for the nine months ended December 31, 1999 and 1998, respectively. Repayments on lines of credit were $11.5 million for the nine months ended December 31, 1999. Net proceeds from lines of credit were $18.8 million for the nine months ended December 31, 1998. Cash expended for the purchase of our Common Stock was $70.3 million for the nine months ended December 31, 1998.

     We have outstanding a net share settled forward contract and received 1,693,644 shares in the nine months ended December 31, 1999 in connection with this transaction. During the quarter ended December 31, 1999, we also received $10,243,000 in conjunction with the net share settled forward contact, which was credited to additional paid-in capital. See Note 6 to "Condensed Consolidated Financial Statements." The net share settled forward contract could obligate us to purchase shares of our Common Stock in the future if the price of our Common Stock is below the strike price of the instruments.

     On January 3, 2000, the Company announced a three-for-two stock split of its Common Stock which became effective February 7, 2000. All shares and per share amounts have been restated to reflect this stock split.

     We expect from time to time to purchase shares of our Common Stock in connection with our authorized stock repurchase program.

     We believe that our existing sources of liquidity, combined with cash generated from operations, will be sufficient to meet our currently anticipated cash requirements for at least the next 12 months. However, the semiconductor industry is capital intensive. To remain competitive, we must continue to make significant investments in capital equipment, for both production and research and development. We may seek additional equity or debt financing during the next 12 months for the capital expenditures required to maintain or expand our wafer fabrication and product test facilities or for other purposes.

There can be no assurance that such financing will be available on acceptable terms. With respect to the foregoing, on December 8, 1999 we filed a registration statement for 1,100,000 shares of Common Stock. Any additional equity financing could result in additional dilution to existing investors.

                           PART II. OTHER INFORMATION

ITEM 5. OTHER INFORMATION.

     Subsequent to the issuance of our September 30, 1999 condensed consolidated financial statements, management has determined that certain special (income)/charge items should have been recorded in the quarter ending September 30, 1999 as discussed below.

     We finalized a settlement relating to patent and licensing matters during the quarter ended December 31, 1997. Under the terms of the settlement, we made a cash payment and issued a warrant to acquire shares of Common Stock. The terms of the payment also provided for us to make a contingent payment if our earnings per share performance for the three and one-half period ending June 30, 2001 did not meet certain targeted levels. Based on the estimate of earnings per share for the measurement period as of March 31, 1999 we provided appropriate reserves to meet this liability. Due to the sale of the warrant by the holder the associated reserve became unnecessary and we recorded a special income of $3,900,000. Additionally we recorded a special charge related to other legal issues in the amount of $1,500,000. The consolidated adjustment, net of tax, has increased net income by $1,752,000 or $0.02 per diluted common share outstanding for the three and six months ended September 30, 1999. The financial information contained herein has been restated to incorporate all relevant information.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits.

     (b)  Reports on Form 8-K.

          We filed a current report on Form 8-K on October 12, 1999 to report the adoption of an Amended and Restated Preferred Shares Rights Agreement between us and Norwest Bank, Minnesota, N.A., as Rights Agent, effective October 11, 1999 (the "Amended Rights Agreement"). The Amended Rights Agreement was filed as Exhibit 4.1 to the current report on Form 8-K.

          We also filed a current report on Form 8-K on January 14, 2000 to report:

     *    a 3-for-2 stock split in the form of a stock dividend, and
     *    our results for the quarter ended December 31, 1999.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        MICROCHIP TECHNOLOGY INCORPORATED


Date: February 11, 2000                 By: /s/ C. Philip Chapman
      -----------------                     ------------------------------------
                                            C. Philip Chapman
                                            Vice President, Chief Financial
                                            Officer and Secretary (Duly
                                            Authorized Officer, and Principal
                                            Financial and Accounting Officer)