Form 10-K
period 2000-03-31
MICROCHIP TECHNOLOGY INC
filed 2000-06-07
CIK 827054

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K
(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

    FOR THE FISCAL YEAR ENDED MARCH 31, 2000 OR

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

     Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of Form 10-K or any amendment to this Form 10-K. [ ]

     The approximate aggregate market value of the voting stock of the registrant beneficially owned by stockholders, other than directors, officers and affiliates of the registrant, at April 28, 2000 was $4,847,702,620.

     Number of shares of Common Stock, $.001 par value, outstanding as of April 28, 2000: 78,971,110.

                       Documents Incorporated by Reference

Document                                                       Part of Form 10-K
--------                                                       -----------------
Proxy Statement for the 2000 Annual                                   III
  Meeting of Stockholders
================================================================================

                                     PART I
ITEM 1. BUSINESS

     Microchip Technology Incorporated was incorporated in Delaware in 1989. In this Form 10-K, "we," "us," and "our" each refers to Microchip Technology Incorporated and its subsidiaries. Our executive offices are located at 2355 West Chandler Boulevard, Chandler, Arizona 85224-6199 and our telephone number is (480) 786-7200. Our website address is microchip.com. The information on our website is NOT incorporated into this Form 10-K.

     We develop and manufacture specialized semiconductor products used by our customers for a wide variety of embedded control applications. Our product portfolio comprises microcontrollers; application-specific standard products, referred to as ASSPs; and related mixed-signal and memory products. We market our products to the consumer, automotive, office automation, communications and industrial markets. We provide highly cost-effective embedded control and believe that our PIC(R) product family is a price/performance leader in the worldwide microcontroller market. Our embedded control products also offer the advantages of small size, low voltage operation and ease of development, enabling timely and cost-effective product integration by our customers. Our ASSP products include a variety of specialized integrated circuits, including our family of KEELOQ(R) security products for wireless communications. Our mixed-signal products consist of a variety of standalone analog devices used primarily in embedded control systems to convert or buffer input and output signals to or from a microcontroller. And, our memory products are primarily comprised of serial EEPROMs which are used primarily to provide non-volatile memory storage in embedded control systems.

     Risks and uncertainties that may affect our future operating results are set forth throughout the following discussion of our business. Additional risk factors that may affect our future operating results are discussed in "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operation," at page 13.

     THIS FORM 10-K CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES, INCLUDING STATEMENTS REGARDING OUR STRATEGY, FINANCIAL PERFORMANCE AND REVENUE SOURCES. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THE RESULTS ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS INCLUDING THOSE SET FORTH UNDER "ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS," BEGINNING AT PAGE 13 , AND ELSEWHERE IN THIS FORM 10-K. ALTHOUGH WE BELIEVE THAT THE EXPECTATIONS REFLECTED IN THE FORWARD-LOOKING STATEMENTS ARE REASONABLE, WE CANNOT GUARANTEE FUTURE RESULTS, LEVELS OF ACTIVITY, PERFORMANCE OR ACHIEVEMENTS. YOU SHOULD NOT PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS.

INDUSTRY BACKGROUND

     Competitive pressures require manufacturers to expand product functionality and provide differentiation while maintaining or reducing cost. To address these requirements, manufacturers use integrated circuit-based embedded control systems that provide an integrated solution for application-specific control requirements. Embedded control systems enable manufacturers to differentiate their products, replace less efficient electromechanical control devices, add product functionality and significantly reduce product costs. In addition, embedded control systems facilitate the emergence of complete new classes of products. Embedded control systems typically incorporate a microcontroller as the principal active, and sometimes sole, component.

     A microcontroller is a self-contained computer-on-a-chip consisting of a central processing unit, non-volatile program memory, random access memory for data storage and various input/output capabilities. In addition to the microcontroller, a complete embedded control system incorporates application-specific software and may include specialized peripheral device controllers and external non-volatile memory components, such as EEPROMs to store additional program software.
Embedded control systems enable our customers to:

     *    differentiate their products
     *    replace less efficient electromechanical control devices
     *    add product functionality, and
     *    significantly reduce product cost.

Embedded control solutions have been incorporated into thousands of products and subassemblies in a wide variety of markets worldwide, including:

     *    automotive air bag systems
     *    remote control devices
     *    handheld tools
     *    appliances
     *    portable computers
     *    cordless and cellular telephones
     *    motor controls, and
     *    security systems.

     The increasing demand for embedded control has made the market for microcontrollers one of the largest segments of the semiconductor market. Microcontrollers are currently available in 4-bit through 32-bit architectures. Although 4-bit microcontrollers are relatively inexpensive, typically costing under $1.00 each, they generally lack the minimum performance and features required by today's design engineers for product differentiation and are typically used only to produce basic functionality in products. While 16- and 32-bit architectures provide very high performance, they are prohibitively expensive for most high-volume embedded control applications, typically costing more than $4.00 each. As a result, manufacturers of competitive, high-volume products have increasingly found 8-bit microcontrollers, that typically cost $1.00 to $8.00 each, to be the most cost-effective embedded control solution. For example, a typical new automobile may include one 32-bit microcontroller for engine control, three 16-bit microcontrollers for transmission control, audio systems and anti-lock braking, and up to 50 8-bit microcontrollers to provide other embedded control functions, such as door locking, automatic windows, sun roof, adjustable seats, electric mirrors, air bags, fuel pump, speedometer, and the security and climate control systems.

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

OUR PRODUCTS

     Our strategic focus is on embedded control products, including microcontrollers, ASSPs, related mixed-signal and memory products, and application development systems.

     MICROCONTROLLERS

     We offer a broad family of microcontroller products featuring a unique, proprietary architecture marketed under the PIC(R) brand name. We have shipped more than one billion PIC(R) microcontrollers to customers worldwide since their introduction in 1990. Our PIC(R) products are designed for applications requiring high performance and low cost. They feature a variety of memory configurations, low voltage and power, small footprint and ease of use. We believe this product family is currently a price/performance leader in the overall microcontroller marketplace. Our performance results from an exclusive product architecture which features dual data and instruction pathways, referred to as a Harvard dual-bus architecture; a reduced instruction set, referred to as RISC; and variable length instructions; all of which provide significant speed advantages over the alternative single-bus, CISC architectures. Prices for our microcontroller products currently range from approximately $0.49 to $10.00 per unit.

     Our original market focus was in the low-cost segment of the 8-bit microcontroller marketplace. With our baseline products, we built our current market position as the leading worldwide supplier of field programmable microcontrollers. Over the past five years, we have introduced more than 120 new microcontrollers targeted at the baseline, mid-range and high-end segments of the traditional 8-bit microcontroller marketplace. Additionally, with our scalable product architecture, we have successfully targeted both the lower end of the 16-bit microcontroller market as well as the higher end of the large 4-bit microcontroller marketplace, significantly enlarging our addressable market. We believe that all of the additional market segments we have entered represent significant opportunities for future sales growth.

     We have used our manufacturing experience and design and process technology to bring additional enhancements and manufacturing efficiencies to the development and production of our PIC(R) family of microcontroller products. Our extensive experience base has enabled us to develop our advanced, low cost user programmability feature by incorporating non-volatile memory, such as EPROM, EEPROM and Flash Memory, into the microcontroller in addition to masked ROM program memory being included into the microcontroller.

     DEVELOPMENT SYSTEMS

     We offer a comprehensive set of low cost and easy-to-learn application development tools. These tools enable system designers to quickly and easily program a PIC(R) microcontroller for specific applications and are a key factor for obtaining design wins. Our family of development tools operates in the standard Windows(R) environment on standard PC hardware. Entry-level systems, which include an assembler and programmer hardware, are priced at less than $200. A fully configured system, which also provides in-circuit emulation hardware, performance simulators and software debuggers, is priced at approximately $2,000. Customers moving from entry-level designs to those requiring real-time emulation are able to preserve their investment in software tools as they migrate to future PIC(R) devices since all the product families are assembly- and C- language compatible.

     Many independent companies also develop and market application development tools and systems that support our standard microcontroller product architecture. We believe that familiarity with and adoption of our, and third-party, development systems by an increasing number of product designers will be an important factor in the future selection of our embedded control products. These development tools allow design engineers to develop thousands of application-specific products from our standard microcontrollers. Currently, there are more than 120 third-party tool suppliers worldwide whose products support the Company's proprietary microcontroller architecture.

     ASSPS

     Our application-specific standard products, referred to as ASSPs, are specialized products designed to perform specific end-user applications as opposed to our other products which are more general purpose in nature. Our ASSP device families currently include the KEELOQ(R) family of secure data transmission products, as well as other specialized integrated circuit devices. KEELOQ(R) security products are designed for low cost, secure, uni-directional communications and verification purposes. Applications include:

     *    automotive remote keyless entry systems
     *    automotive immobilizer systems
     *    automatic garage and gate openers, and
     *    smart cards.

     MIXED-SIGNAL PRODUCTS

     Our mixed-signal products consist of a growing portfolio of standalone analog devices that are used primarily in embedded control systems to convert or buffer input and output signals to or from a microcontroller. Our standalone analog product family was introduced to the market at the beginning of fiscal year 2000. As of the end of fiscal 2000, our mixed-signal portfolio consists of more than 15 standalone analog products, and those devices are being shipped to more than 1,000 end customers.

     MEMORY PRODUCTS

     Our memory products consist primarily of serial electrically erasable programmable read only memory, referred to as EEPROMs. We sell these devices primarily into the embedded control market, and we are one of the largest suppliers of such devices worldwide. EEPROM products are used for non-volatile program and data storage in systems where such data must be modified frequently. Serial EEPROMs have a very low I/O pin requirement, permitting production of very small devices. As a result, Serial EEPROMs are widely used to supply non-volatile memory in space-sensitive applications such as portable computers, cellular and cordless telephones, pagers and remote control devices.

     Within this market, we have emphasized providing Serial EEPROMs to customers that require features such as:

     *    highly compact packaging
     *    low operating voltage
     *    reduced power consumption
     *    extended data retention, and
     *    high endurance.

     We address customer requirements by offering products with extremely small package sizes and very low operating voltage for both read and write functions (1.8 volts in contrast with the industry standard of 3.3 volts), together with a wide operating voltage range (1.8 to 5.5 volts). High performance circuitry and microcode are also available to reduce power consumption when a device is not in use, while permitting immediate operating capability when required. The products also feature long data retention and high erase/write endurance.

     We currently offer a complete Serial EEPROM product family that meets three principal industry bus interface standards and is available in most standard density, configuration and packaging alternatives. Our Smart Serials(TM) line of specialized Serial EEPROMs with user-configurable architecture and other advanced features targets applications such as cellular telephones and data communications.

MANUFACTURING

     The ownership of our manufacturing resources is an important component of our business strategy, enabling us to maintain a high level of manufacturing control and to be one of the lowest cost producers in the embedded control industry. By owning our wafer fabrication and the majority of our test operations, and by employing proprietary statistical process control techniques, we have been able to achieve high production yields. Direct control over manufacturing resources allows us to shorten our design and production cycles. This control also allows us to capture the manufacturing and a portion of the assembly and testing profit margin. Wafer fabrication and wafer test facilities are located in Chandler, Arizona, which we refer to as Fab 1, and Tempe, Arizona, which we refer to as Fab 2. We perform product packaging and testing at our facilities located near Bangkok, Thailand. We also use third-party assembly and test contractors in several Asian countries.

     Wafers are produced in Class 10 fabrication modules in Fab 1 and Fab 2. Fab 1 currently contains approximately 27,000 square feet of usable clean room space, while Fab 2 currently contains approximately 50,000 square feet of usable clean room space. Fab 1 currently produces 5- and 6-inch wafers, while Fab 2 currently produces 6-inch and 8-inch wafers. Wafer sort is performed in an 8,000 square foot, Class 10,000 clean room, equipped with automated wafer handlers and test equipment. Fab 1 and Fab 2 are managed by the same management team and utilize similar production techniques.

     During fiscal 2001, we intend to cease 5-inch wafer production, and, thereafter, Fab 1 will produce only 6-inch wafers. As part of our overall manufacturing rationalization plans, Fab 2 will produce only 8-inch wafers. By the end of fiscal 2001, 8-inch wafer production will represent approximately 78% of our total wafer fab capacity.

     In support of our longer-term growth objectives, we recently signed an agreement to acquire a semiconductor manufacturing complex in Puyallup, Washington. We are currently conducting our due diligence investigation. Closing on the purchase is expected to occur by July 31, 2000. The Puyallup facility contains approximately 100,000 square feet of clean room space. We currently intend to commence installation of wafer processing equipment in October 2000, and we currently expect to commence volume production in August 2001. Initially, we will produce 8-inch wafers using our 0.7-micron and 0.5-micron process technologies.

     We continue to transition products to smaller geometries and to larger wafer sizes to reduce future manufacturing costs. We also continue to increase our manufacturing capacity for 8-inch wafers and to transition products to our 0.7-micron process. Other companies in the industry have experienced difficulties in transitioning to larger wafers and to smaller geometries, resulting in reduced manufacturing yields or delays in product deliveries. We believe that our transition to smaller geometries and to larger wafers is important for us to remain competitive. Our future operating results could be reduced if the transition is substantially delayed or inefficiently implemented.

     THE FOREGOING STATEMENTS RELATED TO THE CESSATION OF 5-INCH WAFER PRODUCTION, CAPACITY UTILIZATION OF FAB 1 AND FAB 2, 8-INCH WAFER PRODUCTION BY THE END OF THE FISCAL 2001, THE ANTICIPATED CLOSING DATE OF THE PUYALLUP TRANSACTION, AND THE TIMING OF EQUIPMENT INSTALLATION AND VOLUME PRODUCTION AT THE PUYALLUP FACILITY ARE FORWARD LOOKING STATEMENTS. ACTUAL RESULTS COULD

DIFFER MATERIALLY BECAUSE OF THE FOLLOWING FACTORS, AMONG OTHERS: INCREASED OR DECREASED CUSTOMER DEMAND FOR OUR PRODUCTS; THE AVAILABILITY OF EQUIPMENT AND OTHER SUPPLIES; SUPPLY DISRUPTION; CHANGES IN PRODUCT MIX; COMPETITIVE PRESSURES ON PRICES; AND OTHER ECONOMIC CONDITIONS.

     We currently employ proprietary design and manufacturing processes in developing our microcontroller and memory products. We believe our processes afford us both cost-effective designs in existing and derivative products and greater functionality in new product designs. While many of our competitors develop and optimize separate processes for their logic and memory product lines, we use a common process technology for both microcontroller and non-volatile memory products. This allows us to more fully absorb our process research and development costs and to deliver new products to market more rapidly. Our engineers utilize advanced CAD tools and software to perform circuit design, simulation and layout, and our in-house photomask and wafer fabrication facilities enable us to rapidly verify design techniques by processing test wafers quickly and efficiently.

     Currently, our Thailand facility tests approximately 90% of the products produced in Fab 1 and Fab 2. The 200,000 square foot Thailand test facility currently has the capacity to handle up to 120 million units per month. The Thailand facility also assembles approximately 45% of the products produced in Fab 1 and Fab 2. During fiscal 2001, we intend to add additional assembly and test capacity at our Thailand facility in order to allow us to respond to customer demand. Several third-party contractors located throughout Asia fulfill the balance of our assembly requirements. Final product test and burn-in functions are handled by advanced automated equipment.

     THE FOREGOING STATEMENT RELATED TO OUR INTENTION TO ADD ADDITIONAL ASSEMBLY AND TEST CAPACITY AT OUR THAILAND FACILITY IS A FORWARD LOOKING STATEMENT. ACTUAL RESULTS COULD DIFFER MATERIALLY BECAUSE OF THE FOLLOWING FACTORS, AMONG
OTHERS: CUSTOMER DEMAND FOR OUR PRODUCTS; DELAYS IN CONSTRUCTION AND FACILITIZATION OF THE ADDITIONAL ASSEMBLY AND TEST CAPACITY AT THE THAILAND FACILITY; THE AVAILABILITY OF EQUIPMENT AND OTHER SUPPLIES; SUPPLY DISRUPTION; LABOR UNREST; CHANGES IN PRODUCT MIX; COMPETITIVE PRESSURES ON PRICES; POLITICAL INSTABILITY AND EXPROPRIATION; AND OTHER ECONOMIC CONDITIONS.

     At March 31, 2000, several third-party contractors located throughout Asia performed the majority of our assembly operations. Due primarily to cost, yield and cycle time considerations, we developed an in-house assembly operation during fiscal 2000 and shifted approximately 45% of our assembly operations to our Thailand facility. We will continue to depend on third-party contractors for the balance of our assembly requirements. Third-party assembly and test companies are experiencing high demand and utilization of their current capacity which could lead to capacity shortages in the industry.

     THE FOREGOING STATEMENT RELATED TO THE CURRENT CAPACITY OF THIRD-PARTY ASSEMBLY AND TEST COMPANIES IS A FORWARD LOOKING STATEMENT. ACTUAL RESULTS COULD DIFFER MATERIALLY BECAUSE OF THE FOLLOWING FACTORS, AMONG OTHERS: AVAILABILITY OF SUFFICIENT CAPACITY OF THIRD-PARTIES; SUPPLY DISRUPTION; LABOR UNREST; CHANGES IN PRODUCT MIX; COMPETITIVE PRESSURES ON PRICES; POLITICAL INSTABILITY AND EXPROPRIATION; AND OTHER ECONOMIC CONDITIONS.

     Our reliance on third parties involves some reduction in our level of control over the assembly and test portion of our business. While we review the quality, delivery and cost performance of these third-party contractors, our future operating results could suffer if any third-party contractor is unable to maintain assembly and test yields and costs at approximately their current levels. See also "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Gross Profit," at page 14.

     Our reliance on foreign operations and maintenance of substantially all of our finished goods in inventory in foreign locations exposes us to foreign political and economic risks, including:

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

     Due to the high fixed costs inherent in semiconductor manufacturing, increased manufacturing yields can have significant positive effects on gross profit and overall operating results. During fiscal 2000, we continued to focus on manufacturing productivity, and maintained average wafer fab line yields in excess of 90%. Our manufacturing yields are primarily driven by a comprehensive implementation of statistical process control, extensive employee training and selective upgrading of our manufacturing facilities and equipment. Maintenance of manufacturing productivity and yields are important factors in the achievement of our operating results. The manufacture and assembly of integrated circuits, particularly non-volatile, erasable CMOS memory and logic devices, such as those that we produce, are complex processes. These processes are sensitive to a wide variety of factors, including the level of contaminants in the manufacturing environment, impurities in the materials used and the performance of our fabrication personnel and equipment. As is typical in the semiconductor industry, we have from time to time experienced lower than anticipated manufacturing yields. Our operating results will suffer if we are unable to maintain yields at approximately the current levels.

     Our semiconductor manufacturing operations require raw materials and equipment that must meet exacting standards. We generally have more than one source for these supplies, but there are only a limited number of suppliers capable of delivering various raw materials and equipment that meet our standards. In addition, the raw materials and equipment necessary for our business could become more difficult to obtain as worldwide use of semiconductors increases. We have faced supply shortages from time to time in the past, and on occasion our suppliers have told us they need more time than expected to fill our orders. An interruption of any raw materials or equipment sources could harm our business.

RESEARCH AND DEVELOPMENT

     Our current research and development, or R&D, activities focus on the design of new microcontroller, memory and mixed-signal products, ASSPs, new development systems, and software and application-specific software libraries. We are also developing new design and process technology to achieve further cost reductions and performance improvements in existing products. As of April 28, 2000, 335 employees were engaged in research and development. In fiscal 2000, our R&D expenses were $45.6 million, as compared to $40.8 million in fiscal 1999 and $38.4 million in fiscal 1998.

     We are committed to continuing our investment in new and enhanced products, including development systems software, and in our design and manufacturing process technology. We believe these investments are significant factors in maintaining our competitive position. Our future operating results will depend to a significant extent on our ability to develop and introduce new products on a timely basis which can compete effectively on the basis of price and performance and which address customer requirements. The success of new product introductions depends on various factors, including:

     *    proper new product selection
     *    timely completion and introduction of new product designs
     * development of support tools and collateral literature that make complex new products easy for engineers to understand and use, and
     *    market acceptance of our customers' end products.

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

SALES AND DISTRIBUTION

     We market our products worldwide through a direct sales organization and through distributors. In fiscal 2000, we derived 63% of our net sales from sales through distributors and 37% of our net sales from direct sales to original equipment manufacturers, referred to as OEM, customers.

     Our direct sales force, currently consisting of 241 people, focuses on three geographical markets: the Americas, Europe and Asia. We currently maintain sales and support centers in major metropolitan areas in North America, Europe and Asia. A worldwide network of national and regional distributors augments our direct sales force.

     Effective April 1, 2000, we terminated our contractual relationships with predominately all manufacturers' representatives in the Americas. We are currently adding additional resources to our existing direct sales force focusing on the Americas territories. We anticipate that all resources will be in place by June 30, 2000. See also the discussion on selling, general and administrative costs under "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Selling, General and Administrative," at page 16.

     THE FOREGOING STATEMENTS RELATED TO THE ADDITION OF RESOURCES TO OUR AMERICAS' DIRECT SALES FORCE ARE FORWARD LOOKING STATEMENTS. ACTUAL RESULTS COULD DIFFER MATERIALLY BECAUSE OF THE FOLLOWING FACTORS, AMONG OTHERS: OUR ABILITY TO ATTRACT AND RETAIN QUALIFIED SALES PERSONNEL; AND GENERAL ECONOMIC CONDITIONS.

     We believe that a strong technical service presence is essential to the continued development of the embedded control market. The majority of our field sales engineers, referred to as FSEs, field application engineers, referred to as FAEs, and sales management have technical degrees and have been previously employed in an engineering environment. We believe that the technical knowledge of our sales force is a key competitive advantage in the sale of field programmable products. Currently, we have at least one dedicated FAE in every sales and support center. The primary mission of our FAE team is to provide technical assistance to OEM customers and to conduct periodic training sessions for FSEs, manufacturer's representatives and distributor sales teams. The FAEs also frequently conduct technical seminars in major cities around the world. FAEs also work closely with our distributors and manufacturer's representatives to provide technical assistance in end-user support and to assist in the sales process.

     As is common in the semiconductor industry, we provide limited price protection to our distributors. Under our current policy, distributors receive a credit for the difference, at the time of a price reduction, between the price they were originally charged for products in inventory and the reduced price which we subsequently charge distributors. From time to time, and on a case-by-case basis, distributors may also receive credit for specific transactions that we approve in advance. We also grant some distributors limited rights to return products. We do not recognize net sales and profit on sales to distributors that have rights of return and price protection until those distributors have resold the products to end-customers.

     Distributors accounted for 63% of our net sales to customers in fiscal 2000. Our largest distributor accounted for 14% of our total net sales for fiscal 2000. Generally, we do not have long-term agreements with our distributors and our distributors may terminate their relationship with us with little or no advanced notice. The loss of, or a disruption in the operations of, one or more of our distributors could reduce our future net sales in a given quarter and could result in an increase in inventory returns.

     Foreign sales, primarily in Asia and Europe, represented 68% of our consolidated net sales in fiscal 2000, as compared to 69% in fiscal 1999 and 68% in fiscal 1998. International sales are predominately billed in U.S. Dollars. Although foreign sales are subject to certain government export restrictions, we have not experienced any material difficulties as a result of export restrictions to date.

BACKLOG

     As of April 28, 2000, our backlog was approximately $212.7 million, as compared to $73.8 million as of April 30, 1999. Our backlog includes all purchase orders scheduled for delivery within the subsequent 12 months.

     We primarily produce standard products that can be shipped from inventory within a short time after we receive an order. Our business and, to a large extent, that of the entire semiconductor industry, is characterized by short-term orders and shipment schedules. Orders constituting our current backlog are subject to changes in delivery schedules, or to cancellation at the option of the purchaser without significant penalty. Thus, while backlog is useful for scheduling production, backlog as of any particular date may not be a reliable measure of sales for any future period. Orders received in a quarter for shipment in that quarter, which we refer to as turns orders, have become an increasingly important component of our quarterly operating results. Turns orders are more fully discussed in "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - Net Sales," at page 13.

COMPETITION

     The semiconductor industry is intensely competitive and has been characterized by price erosion and rapid technological change. We compete with major domestic and international semiconductor companies, many of which have greater market recognition and greater financial, technical, marketing, distribution and other resources than we with which to pursue engineering, manufacturing, marketing and distribution of their products. Emerging companies may also increase their participation in the market for embedded control applications.

     In addition, our ability to compete successfully depends on a number of factors both within and outside our control, including:

     * the quality, performance, reliability, features, ease of use, pricing and diversity of our products
     * the quality of our customer services and our ability to address the needs of our customers
     * our success in designing and manufacturing new products including those implementing new technologies
     *    efficiency of production
     * adequate sources of raw materials and other supplies at acceptable prices
     * the rate at which customers incorporate our products into their own products
     *    product introductions by our competitors
     *    the number, nature and success of our competitors in a given market
     *    general market and economic conditions, and
     * protection of our products and processes by effective utilization of intellectual property laws.

     Furthermore, capacity in the semiconductor industry is increasing over time and such increased capacity or improved product availability could adversely affect our competitive position.

     We currently compete principally on the basis of the technical innovation and performance of our embedded control products, including their speed, functionality, density, power consumption, reliability and packaging alternatives, as well as on price and product availability. We believe that other important competitive factors in the embedded control market include ease of use, functionality of application development systems and technical service and support. We believe that we compete favorably with other companies on all of these factors, but we may be unable to compete successfully in the future, which could harm our business.

     Historically, average selling prices in the semiconductor industry decrease over the life of any particular product. The overall average selling prices of our microcontroller products have remained relatively constant, while average selling prices of our memory products have, until recently, declined over time. We have experienced, and expect to continue to experience, pricing pressure in certain microcontroller product lines, due primarily to competitive conditions. We have been able to maintain average selling prices by continuing to introduce new products with more features and higher prices, thereby offsetting price declines in older products. We may be unable to maintain average selling prices for our microcontroller or other products as a result of increased pricing pressure in the future, which would reduce our operating results.

PATENTS, LICENSES AND TRADEMARKS

     Our success depends in part on our ability to obtain patents, licenses and other intellectual property rights covering our products and manufacturing processes. As of March 31, 2000, we owned 110 U.S. patents and 35 foreign patents, expiring on various dates between 2005 and 2019, and had an additional 85 U.S. patent applications and 105 foreign patent applications pending. We intend to continue to seek patents on our inventions and manufacturing processes. The process of seeking patent protection can be long and expensive, and patents may not be issued from currently pending or future applications. In addition, our existing patents and any new patents that are issued may not be of sufficient scope or strength to provide meaningful protection or any commercial advantage to us. We may be subject to or may initiate interference proceedings in the U.S. Patent and Trademark Office, which can require significant financial and management resources. In addition, the laws of certain foreign countries do not protect our intellectual property rights to the same extent as the laws of the United States. We believe, however, that our continued success depends primarily on such factors as the technological skills and innovative abilities of our personnel rather than on our patents.

     We have entered into certain intellectual property licenses and cross-licenses with other companies related to semiconductor products and manufacturing processes. As is typical in the semiconductor industry, we have from time to time received, and may in the future receive, communications alleging possible infringement of patents or other intellectual property rights of others. We investigate all such notices and respond as we believe is appropriate. Based on industry practice, we believe that in most cases we can obtain any necessary licenses or other rights on commercially reasonable terms, but we cannot assure that licenses would be on acceptable terms, that litigation would not ensue or that damages for any past infringement would not be assessed. Litigation, which could result in substantial cost to us and diversion of management effort, may be necessary to enforce our patents or other intellectual property rights, or to defend us against claimed infringement of the rights of others. The failure to obtain necessary licenses or other rights, or litigation arising out of infringement claims, could harm our business. See also "Item 3 - Legal Proceedings," at page 11.

ENVIRONMENTAL REGULATION

     We must comply with many different federal, state and local governmental regulations related to the use, storage, discharge and disposal of toxic, volatile or otherwise hazardous chemicals used in our manufacturing processes, including the Resource Conversation and Recovery Act, the Comprehensive Environmental Response, Compensation and Liability Act, the Superfund Amendment and Reauthorization Act, the Clean Air Act and the Water Pollution Control Act. We believe that we have obtained all of the environmental permits required to conduct our business. Although we believe that our activities conform to presently applicable environmental regulations, our failure to comply with present or future regulations could result in the imposition of fines, suspension of production or a cessation of operations. Any regulation could require us to acquire costly equipment or to incur other significant expenses to comply with environmental regulations. While we have not experienced any materially adverse effects on our operations from governmental regulations, any failure by us to control the use of our adequately restrict the discharge of hazardous substances could subject us to future liabilities. Environmental problems may occur that could subject us to future costs or liabilities.

EMPLOYEES

     As of April 28, 2000, we had 2,692 employees worldwide, including 1,923 in manufacturing, 335 in research and development, 295 in sales and marketing and 139 in finance and administration. Approximately 39% of our employees work at our Thailand facility. No employees in the U.S. or Thailand are represented by a labor organization. We have never had a work stoppage and believe that our employee relations are good.

     Our success depends to a significant extent upon the efforts and abilities of our senior management, engineering and other personnel. The competition for qualified engineering and management personnel is intense. We may be unsuccessful in retaining our existing key personnel or in attracting and retaining additional key personnel that we require. The loss of the services of one or more of our key personnel or the inability to add key personnel could harm our business. We have no employment agreements with any member of our senior management team.

EXECUTIVE OFFICERS

     The following sets forth certain information regarding our executive officers as of May 31, 2000:

Name                    Age                Position
----                    ---                --------
Steve Sanghi            44     Chairman of the Board, President and Chief Executive Officer
Timothy B. Billington   57     Vice President, Manufacturing and Technology Group
Mitchell R. Little      47     Vice President, Americas Sales
Gordon W. Parnell       50     Vice President, Chief Financial Officer
George P. Rigg          60     Vice President, Advanced Microcontroller and Systems Group

     Mr. Sanghi has been President since August 1990, CEO since October 1991, and Chairman of the Board since October 1993. He has served as a director since August 1990. Mr. Sanghi holds an M.S. degree in Electrical and Computer Engineering from the University of Massachusetts and a B.S. degree in Electronics and Communication from Punjab University, India.

     Mr. Billington has served as Vice President, Manufacturing and Technology Group since November 1998. From October 1994 to November 1998, he served as Vice President, Manufacturing Operations. Mr. Billington holds a B.S. degree in marketing from Abilene Christian University.

     Mr. Little has served as Vice President, Americas Sales since April 1998. From November 1995 to April 1998, he served as Vice President, Standard Microcontroller and ASSP Division. From September 1993 to November 1995, he served as Vice President, Memory Products and ASSP Division. Mr. Little holds a BSET from United Electronics Institute.

     Mr. Parnell has served as Vice President and Chief Financial Officer since May 2000. He served as Vice President, Controller and Treasurer from April 1993 to May 2000. Mr. Parnell holds a finance/accounting qualification with the Association of Certified Accountants from Edinburgh College, Scotland.

     Mr. Rigg has served as Vice President, Advanced Microcontroller and Systems Group since March 1997. From November 1995 to March 1997, he served as Vice President, Advanced Microcontroller and Technology Division. From June 1989 to November 1995, he served as Vice President, Logic Products Division. Mr. Rigg holds a B.S. degree in Physics from Manchester University, England.

ITEM 2. PROPERTIES

     Our current headquarters, research and development center and Fab 1 are located in three buildings totaling approximately 242,000 square feet situated on a 77-acre parcel of land in Chandler, Arizona. We are presently constructing a 203,000 square foot addition which is scheduled to be completed by September 30, 2001. This area will house additional research and development resources. A second U.S. manufacturing site consisting of Fab 2, office and warehouse facilities and a development systems center, totaling approximately 253,000 square feet, is situated on a 22-acre parcel of land in Tempe, Arizona. We are presently constructing a 126,000 square feet expansion of our manufacturing capacity at Fab 2 which is to be completed by December 31, 2000. We own the Chandler and Tempe facilities.

     We also own a final test and assembly facility located near Bangkok, Thailand. The Thailand final test and assembly operations are housed in a 200,000 square foot facility that is owned by our Thailand subsidiary, and are located in the Alphatechnopolis Industrial Park in Chacherngsao, Thailand, near Bangkok. The Thailand facility is situated on land to which we expect to acquire title in accordance with an agreement between us and the landowner. To date, progress towards obtaining the full title has been hampered by the financial crisis in Thailand. At this time it is not possible to estimate when full title transfer will be completed.

     To support our sales and distribution activities as described above at page 7 under "Item 1 - Business - Sales and Distribution," we lease space for 29 sales and support centers in major metropolitan areas in the United States, Europe and Asia. Our aggregate monthly rental payment for our leased facilities is approximately $129,000.

     We currently believe that our existing facilities, together with the additional capacity presently under construction in Chandler and Tempe, Arizona, and Thailand, will be adequate to meet our requirements for the next 12 months. In support of our longer-term growth objectives, we recently signed an agreement to acquire a semiconductor manufacturing complex in Puyallup, Washington. We are currently conducting our due diligence investigation. Closing on the purchase is expected to occur by July 31, 2000. Please see the discussion on the Puyallup facility under "Part I - Business - Manufacturing," at page 4.

     THE FOREGOING STATEMENTS RELATED TO EXPECTED COMPLETION DATES OF OUR EXPANSION PROJECTS AT OUR CHANDLER, TEMPE AND THAILAND FACILITIES, ACQUISITION OF TITLE TO THE LAND ON WHICH THE THAILAND FACILITY IS SITUATED, THE ADEQUACY OF FACILITIES FOR THE NEXT 12 MONTHS, AND THE TIMING OF THE CLOSING OF THE PURCHASE OF THE PUYALLUP FACILITY, ARE FORWARD LOOKING STATEMENTS. ACTUAL RESULTS COULD DIFFER MATERIALLY BECAUSE OF THE FOLLOWING FACTORS, AMONG OTHERS: DELAYS IN CONSTRUCTION; THE AVAILABILITY OF EQUIPMENT AND OTHER SUPPLIES; SUPPLY DISRUPTION; LABOR UNREST; CHANGES IN PRODUCT MIX; THE CYCLICAL NATURE OF THE SEMICONDUCTOR INDUSTRY AND THE MARKETS ADDRESSED BY OUR PRODUCTS; DEMAND FOR OUR PRODUCTS; FLUCTUATIONS IN PRODUCTION YIELDS, PRODUCTION EFFICIENCIES AND OVERALL CAPACITY UTILIZATION; COMPETITIVE PRESSURES ON PRICES; POLITICAL INSTABILITY AND EXPROPRIATION; AND OTHER ECONOMIC CONDITIONS.

ITEM 3. LEGAL PROCEEDINGS

     In the ordinary course of our business, we are involved in a limited number of legal actions, both as plaintiff and defendant, and could incur uninsured liability in any one or more of them. Although the outcome of these actions is not presently determinable, we believe that the ultimate resolution of these matters will not harm our business. Litigation relating to the semiconductor industry is not uncommon, and we are, and from time to time, have been, subject to such litigation. No assurances can be given with respect to the extent or outcome of any such litigation in the future. See "Item 1 - Business - Patents, Licenses and Trademarks," at page 8, above.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

     Not applicable.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our Common Stock is traded on the NASDAQ National Market under the symbol "MCHP." The Common Stock has been quoted on the NASDAQ National Market since March 19, 1993. The following table sets forth the quarterly high and low closing prices of the Common Stock as reported by the NASDAQ National Market for the last two years, adjusted to reflect a 3-for-2 stock split effected in February 2000:

Fiscal 2000          High        Low      Fiscal 1999          High         Low
-----------          ----        ---      -----------          ----         ---
First Quarter      $ 33.63    $ 22.46     First Quarter      $ 21.17     $ 13.89
Second Quarter       39.79      31.25     Second Quarter       22.25       12.21
Third Quarter        48.71      34.08     Third Quarter        26.13       12.25
Fourth Quarter       72.25      40.17     Fourth Quarter       27.25       18.08

     On June 5, 2000, the closing sale price for the Common Stock was $63.63 per share. As of such date, there were approximately 480 holders of record of the Common Stock. This figure does not reflect beneficial ownership of shares held in nominee names.

     We have not paid any cash dividends since our inception. We currently anticipate that we will retain all of our future earnings for use in the expansion and operation of our business. Thus, we do not anticipate paying any cash dividends on our capital stock in the foreseeable future.

     The market price of our Common Stock has fluctuated significantly in the past and is likely to fluctuate in the future. The future trading price of our Common Stock could be subject to wide fluctuations in response to a variety of factors, many of which are beyond our control, including:

     * quarterly variations in our operating results and the operating results of other semiconductor companies
     * actual or anticipated announcements of technical innovations or new products by us or our competitors
     * changes in analysts' estimates of our financial performance or buy/sell recommendations
     *    general conditions in the semiconductor industry, and
     *    worldwide economic and financial conditions.

     In addition, the stock market has experienced significant price and volume fluctuations that have particularly affected the market prices for many high technology companies and that often have been unrelated to the operating performance of such companies. These broad market fluctuations and other factors may harm the market price of our Common Stock.

ITEM 6. SELECTED FINANCIAL DATA

     You should read the following selected consolidated financial data for the five-year period ended March 31, 2000 in conjunction with our Consolidated Financial Statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 of this Form 10-K. Our consolidated income statement data for each of the years in the three year period ended March 31, 2000, and the balance sheet data as of March 31, 2000 and 1999, are derived from our audited consolidated financial statements, included in Item 8 of this Form 10-K.

                                                                  Year Ended March 31,
                                          -------------------------------------------------------------
(in thousands, except per share data)       2000         1999         1998         1997          1996
                                          ---------   ---------    ---------    ---------     ---------
Income Statement Data:

  Net sales ............................  $ 495,729   $ 406,460    $ 396,894    $ 334,252     $ 285,888
  Cost of sales ........................    237,985     203,574      199,538      167,330       137,708
  Research and development .............     45,571      40,787       38,362       32,073        27,517
  Selling, general and administrative...     76,743      63,006       67,549       56,248        48,903
  Special income (expense) .............     (2,400)     28,937        5,000        7,544        11,448
  Operating income .....................    137,830      70,156       86,445       71,057        60,312
  Interest income (expense), net .......      1,184      (2,210)       1,505       (1,852)         (947)
  Other income, net ....................        770         665          217          288           569
  Income before income taxes ...........    139,784      68,611       88,167       69,493        59,934
  Provision for income taxes ...........     37,740      18,523       23,799       18,361        16,182
  Net income ...........................  $ 102,044   $  50,088    $  64,368    $  51,132     $  43,752
  Basic net income per share ...........  $    1.33   $    0.65    $    0.80    $    0.66     $    0.57
  Diluted net income per share .........  $    1.25   $    0.62    $    0.76    $    0.62     $    0.53
  Basic common shares outstanding ......     76,489      76,704       80,064       77,354        76,125
  Diluted common shares outstanding ....     81,354      80,292       84,470       82,025        81,800

                                                                 As of March 31,
                                         -------------------------------------------------------------
                                           2000         1999         1998         1997          1996
                                         ---------   ---------    ---------    ---------     ---------
Balance Sheet Data:

  Working capital.......................  $196,813    $ 93,780     $ 55,171     $  91,176     $ 55,855
  Total assets..........................   812,411     505,230      524,743       428,092      358,187
  Long-term obligations, less current...
  Portion...............................       918      25,000        8,768         5,999       33,250
  Stockholders' equity..................   624,296     358,797      367,308       316,584      219,632

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table sets forth certain operational data as a percentage of net sales for the years indicated:

                                                       Year Ended March 31,
                                                 ------------------------------
                                                  2000         1999        1998
                                                 -----        -----       -----
Net sales .................................      100.0%       100.0%      100.0%
Cost of sales .............................       48.0%        50.1%       50.3%
                                                 -----        -----       -----
Gross profit ..............................       52.0%        49.9%       49.7%
Research and development ..................        9.2%        10.0%        9.7%
Selling, general and administrative .......       15.5%        15.5%       17.0%
Special (income)/charge ...................       (0.5)%        7.1%        1.2%
                                                 -----        -----       -----
Operating income ..........................       27.8%        17.3%       21.8%
                                                 =====        =====       =====

     NET SALES

     Our net sales of $495.7 million in fiscal 2000 increased by $89.2 million, or 22.0%, over fiscal 1999, and net sales of $406.5 million in fiscal 1999 increased by $9.6 million, or 2.4%, over fiscal 1998.

     Our microcontroller product line represents the largest component of our total net sales. Microcontrollers and associated application development systems accounted for 80% of our total net sales in fiscal 2000, 76% of our total net sales in fiscal 1998 and 68% of our total net sales in fiscal 1998. A related component of our product sales consists primarily of Serial EEPROM memories which accounted for 20% of our total net sales in fiscal 2000, 24% of our total net sales in fiscal 1999 and 32% of our total net sales in fiscal 1998.

     Our net sales in any given quarter depend upon a combination of orders received in that quarter for shipment in that quarter, which we refer to as turns orders, and shipments from backlog. The percentage of turns orders has fluctuated over the last three years. Currently, we are experiencing turns orders at the lowest point of the historical range for net sales requirements. Despite the recent improvement in the turns orders requirement from our business, turns orders are difficult to predict, and we may not experience the combination of turns orders and shipments from backlog in any quarter that would be sufficient to achieve anticipated growth in net sales. If we do not achieve a sufficient level of turns orders in a particular quarter, our revenues and operating results would be adversely affected.

     Historically, average selling prices in the semiconductor industry decrease over the life of any particular product. The overall average selling prices of our microcontroller products have remained relatively constant, while average selling prices of our memory products have, until recently, declined over time. We have experienced, and expect to continue to experience, pricing pressure in certain microcontroller product lines, due primarily to competitive conditions. We have been able to maintain average selling prices by continuing to introduce new products with more features and higher prices, thereby offsetting price declines in older products. We may be unable to maintain average selling prices for our microcontroller or other products as a result of increased pricing pressure in the future, which would reduce our operating results.

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

     Distributors accounted for 63% of our net sales to customers in fiscal 2000, 59% of our net sales to customers in fiscal 1999 and 53% of our net sales to customers in fiscal 1998. Sales to foreign customers represented 68% of our total net sales in fiscal 2000, 69% of our total net sales in fiscal 1999 and 68% of our total net sales in fiscal 1998. Our sales to foreign customers have been predominantly in Asia and Europe, which we attribute to the manufacturing strength in those areas for consumer, automotive, office automation, communications and industrial products. The majority of foreign sales are U.S. Dollar denominated. We enter into hedging transactions from time to time to minimize exposure to currency rate fluctuations. Although none of the countries in which we conduct significant foreign operations have had a highly inflationary economy in the last five years, there is no assurance that inflation rates or fluctuations in foreign currency rates in countries where we conduct operations will not adversely affect our operating results in the future.

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

     We believe that period-to-period comparisons of our operating results are not necessarily meaningful and that you should not rely upon any comparisons as indications of future performance. In future periods, our operating results may fall below the expectations of public market analysts and investors, which would likely have a negative effect on the price of our Common Stock.

     GROSS PROFIT

     In fiscal years 2000, 1999 and 1998, our gross profit was $257.7 million, $202.9 million and $197.4 million, respectively. Gross profit as a percent of sales was 52.0% in fiscal 2000, 49.9% in fiscal 1999 and 49.7% in fiscal 1998. The most significant factor affecting gross profit percentage in each of these years was the higher growth rate of microcontrollers and associated application development systems relative to our Serial EEPROM memory products. We continue to transition products to smaller geometries and to larger wafer sizes to reduce future manufacturing costs. We continue to increase our manufacturing capacity for 8-inch wafers and to transition products to our 0.7-micron process. In fiscal 2000, products produced on 8-inch wafers grew from 37% at the beginning of the fiscal year to 55% at the end of the fiscal year. We anticipate that gross product margins will fluctuate over time, driven primarily by the product mix of microcontroller products and related memory products, manufacturing yields, fixed cost absorption, wafer fab loading levels and competitive and economic conditions.

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

     THE FOREGOING STATEMENTS RELATING TO ANTICIPATED GROSS PRODUCT MARGINS, THE TRANSITION TO HIGHER YIELDING MANUFACTURING PROCESSES AND THE EXPANSION OF OUR MANUFACTURING CAPACITY ARE FORWARD-LOOKING STATEMENTS. ACTUAL RESULTS COULD DIFFER MATERIALLY BECAUSE OF THE FOLLOWING FACTORS, AMONG OTHERS: FLUCTUATIONS IN PRODUCTION YIELDS, PRODUCTION EFFICIENCIES AND OVERALL CAPACITY UTILIZATION; COST AND AVAILABILITY OF RAW MATERIALS; ABSORPTION OF FIXED COSTS, LABOR AND OTHER DIRECT MANUFACTURING COSTS; THE ABILITY TO INCREASE MANUFACTURING CAPACITY AS NEEDED; THE TIMING AND SUCCESS OF MANUFACTURING PROCESS TRANSITION; DEMAND FOR OUR PRODUCTS; COMPETITION AND COMPETITIVE PRESSURE ON PRICING; CHANGES IN PRODUCT MIX; AND OTHER ECONOMIC CONDITIONS.

     Currently, the majority of our assembly operations, and a portion of our test requirements, are performed by third-party contractors located throughout Asia. Our reliance on third parties involves some reduction in our level of control over these portions of our business. While we review the quality, delivery and cost performance of these third-party contractors, there can be no assurance that reliance on third-party contractors will not adversely impact results in future reporting periods if any third-party contractor is unable to maintain assembly and test yields and costs at approximately their current levels. Third-party assembly and test companies are experiencing high demand and utilization of their current capacity which could lead to capacity shortages in the industry. Accordingly, we are in the process of implementing in-house assembly operations and have shifted a portion of our assembly operations from third-party contractors to fill this capacity. As of the end of fiscal 2000, approximately 45% of our assembly requirements was being performed in our Thailand facility. We are dependent on third-party contractors for the balance of our requirements.

     THE FOREGOING STATEMENTS RELATED TO CAPACITY AT THIRD-PARTY ASSEMBLY AND TEST COMPANIES ARE FORWARD-LOOKING STATEMENTS. ACTUAL RESULTS COULD DIFFER MATERIALLY BECAUSE OF THE FOLLOWING FACTORS, AMONG OTHERS: TIMING AND SUCCESS OF THE TRANSITION FROM THIRD PARTY ASSEMBLY SERVICES PROVIDERS TO IN-HOUSE ASSEMBLY OPERATIONS; DELAY IN THE FACILITATION OF OUR IN-HOUSE ASSEMBLY OPERATIONS; DIFFICULTIES IN THE TRANSITION OF THE ASSEMBLY FUNCTION FROM THIRD PARTIES TO OUR IN-HOUSE FACILITY; AVAILABILITY OF SUFFICIENT CAPACITY OF THIRD-PARTIES; SUPPLY DISRUPTION; LABOR UNREST; CHANGES IN PRODUCT MIX; COMPETITIVE PRESSURES ON PRICES; AND OTHER ECONOMIC CONDITIONS.

     Our reliance on foreign operations, and maintenance of substantially all of our finished goods in inventory in foreign locations exposes us to foreign political and economic risks, including:

     *    political, social and economic instability
     *    trade restrictions and changes in tariffs
     *    import and export license requirements and restrictions
     *    difficulties in staffing and managing international operations
     *    disruptions in international transport or delivery
     *    fluctuations in currency exchange rates
     *    difficulties in collecting receivables, or
     *    potentially adverse tax consequences.

     To date, we have not experienced any significant interruptions in our foreign business operations. If any of these risks materialize, our sales could decrease and our operations performance could suffer.

     RESEARCH AND DEVELOPMENT

     We are committed to continuing our investment in new and enhanced products, including development systems software and in our design and manufacturing process technology. We believe these investments are significant factors in maintaining our competitive position. The dollar investment in research and development in fiscal 2000 increased by 11.7% from the 1999 fiscal year, and by 6.3% from fiscal 1999 compared to fiscal 1998.

     Our future operating results will depend to a significant extent on our ability to develop and introduce new products on a timely basis which can compete effectively on the basis of price and performance and which address customer requirements. The success of new product introductions depends on various factors, including:

     *    proper new product selection
     *    timely completion and introduction of new product designs
     * development of support tools and collateral literature that make complex new products easy for engineers to understand and use, and
     *    market acceptance of our customers' end products.

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

     SELLING, GENERAL AND ADMINISTRATIVE

     During fiscal 2000, we increased our level of selling, general and administrative costs to $76.7 million as compared to $63.0 million in fiscal 1999 and $67.5 million in fiscal 1998. Selling, general and administrative costs represented 15.5% of sales in fiscal 2000 as compared to 15.5% and 17.0% of sales in the previous two fiscal years. Effective April 1, 2000, we terminated our contractual relationships with predominately all manufacturers' representatives in the Americas. We are currently adding additional resources to our existing direct sales force focusing on the Americas territories. We anticipate that all resources will be in place by June 30, 2000. We believe that this transition can be completed without affecting operating results, however, there can be no assurance that we can attract and retain qualified personnel according to this timeline. Termination costs of $0.6 million associated with this business change were included in operating expenses in the quarter ended March 31, 2000. We expect selling, general and administrative costs to rise over time as we continue to invest in incremental worldwide sales and technical support resources to promote our embedded control products.

     THE FOREGOING STATEMENTS RELATED TO THE ADDITION OF RESOURCES TO OUR AMERICAS' DIRECT SALES FORCE ARE FORWARD LOOKING STATEMENTS. ACTUAL RESULTS COULD DIFFER MATERIALLY BECAUSE OF THE FOLLOWING FACTORS, AMONG OTHERS: OUR ABILITY TO ATTRACT AND RETAIN QUALIFIED SALES PERSONNEL; AND GENERAL ECONOMIC CONDITIONS.

     OTHER INCOME (EXPENSE)

     Interest income in fiscal 2000 increased from fiscal 1999 as a result of higher invested cash balances, and decreased from fiscal 1998 as a result of lower invested cash balances. Interest expense in fiscal 2000 decreased over fiscal 1999 and 1998 due to lower borrowing levels associated with the Company's credit facilities. Other income represents numerous immaterial non-operating items.

     PROVISION FOR INCOME TAXES

     Provisions for income taxes reflect tax on foreign earnings and federal and state tax on U.S. earnings. We had an effective tax rate of 27.0% for the years ended March 31, 2000, 1999 and 1998, respectively, due primarily to lower tax rates at our foreign locations. We believe that our tax rate for the foreseeable future will be approximately 27%.

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

EURO CONVERSION ISSUES

     We operate in the European Market and currently generate approximately one third of our total net sales from customers located in Europe. Our commercial headquarters in Europe are located in the United Kingdom, which is not currently one of the eleven member states of the European Union converting to a common currency.

     We currently conduct 98% of our business in Europe in U.S. Dollars and 1% of our business in Europe in Pounds Sterling. The balance of our net sales is conducted in currencies which will eventually be replaced by the Euro. We will monitor the potential commercial impact of converting a portion of our current business to the Euro, but we do not currently anticipate any material impact to our business based on this transition. We do not currently anticipate any material impact to our business related to Euro matters from information technology, derivative transactions, tax issues and accounting software issues.

LIQUIDITY AND CAPITAL RESOURCES

     We had $188.1 million in cash and cash equivalents at March 31, 2000, an increase of $157.3 million from the March 31, 1999 balance. During the fiscal year ended March 31, 2000, and through May 31, 2000, we maintained an unsecured line of credit with a syndicate of domestic banks totaling $90.0 million. Borrowings under the domestic line of credit as of March 31, 2000 were $9.0 million. We were required to achieve certain financial ratios and operations results to maintain the domestic line of credit. We were in compliance with these covenants at March 31, 2000. We also maintain an unsecured short-term line of credit totaling $36.4 million with certain foreign banks. There were no borrowings under the foreign line of credit as of March 31, 2000. There are no covenants related to the foreign line of credit. At March 31, 2000, an aggregate of $124.5 million of these facilities was available, subject to financial covenants and ratios with which we were in compliance. Our ability to fully utilize these facilities was dependent on our remaining in compliance with such covenants and ratios.

     On May 31, 2000, we entered into a new unsecured revolving credit facility with a syndicate of banks totaling $100.0 million. We can elect to increase the facility to $150.0 million, subject to certain conditions set forth in the credit agreement. This new facility has a termination date of May 31, 2003. This facility replaces the $90.0 million line of credit described above. We are required to achieve certain financial ratios and operations results to maintain this line of credit. Our ability to fully utilize this credit facility is dependent on our being in compliance with such covenants and ratios.

     During the year ended March 31, 2000, we generated $239.7 million of cash from operating activities, an increase of $137.1 million from the year ended March 31, 1999, and an increase of $103.2 million from the year ended March 31, 1998. The increase in cash flow from operations during fiscal year 1999 was primarily due to increased profitability, the impact of special charges, and the impact of changes in accounts payable, and accrued liabilities and other assets and liabilities.

     Our level of capital expenditures varies from time to time as a result of actual and anticipated business conditions. Capital expenditures were $212.4 million in fiscal 2000, $39.6 million in fiscal 1999 and $145.3 million in fiscal 1998. Capital expenditures were primarily for the expansion of production capacity and the addition of research and development equipment in each of these periods. We currently intend to spend approximately $510 million during the next 12 months for additional capital, including:

     * equipment to increase capacity at our existing wafer fabrication facilities
     * acquisition of the Puyallup, Washington semiconductor manufacturing complex
     *    expansion of product test operations
     *    development of in-house assembly capability, and
     *    incremental infrastructure to support the growth of the business.

     We expect to finance capital expenditures through our cash flows from operations, available debt arrangements and other sources of financing including issuance of equity and debt securities depending on market conditions. We believe that the capital expenditures anticipated to be incurred over the next 12 months will provide sufficient additional manufacturing capacity to meet our currently anticipated needs. In support of our longer-term growth objectives, we recently signed an agreement to acquire a semiconductor manufacturing complex in Puyallup, Washington. Closing on the purchase is expected to occur by July 31, 2000. Please see the discussion on the Puyallup facility under " Part I - Business - Manufacturing," at page 4, above.

     THE FOREGOING STATEMENTS REGARDING THE ANTICIPATED LEVEL OF CAPITAL EXPENDITURES OVER THE NEXT 12 MONTHS, THE FINANCING OF SUCH CAPITAL EXPENDITURES AND THE ANTICIPATED CLOSING DATE OF THE PURCHASE OF THE PUYALLUP SEMICONDUCTOR MANUFACTURING COMPLEX, ARE FORWARD LOOKING STATEMENTS. ACTUAL RESULTS COULD DIFFER MATERIALLY BECAUSE OF THE FOLLOWING FACTORS, AMONG OTHERS: THE CYCLICAL NATURE OF THE SEMICONDUCTOR INDUSTRY AND THE MARKETS ADDRESSED BY OUR PRODUCTS; MARKET ACCEPTANCE OF OUR PRODUCTS AND OF OUR CUSTOMERS' PRODUCTS; DEMAND FOR OUR PRODUCTS; UTILIZATION OF CURRENT MANUFACTURING CAPACITY; THE AVAILABILITY AND COST OF RAW MATERIALS, EQUIPMENT AND OTHER SUPPLIES; AND THE ECONOMIC, POLITICAL AND OTHER CONDITIONS IN THE WORLDWIDE MARKETS SERVED BY US.

     Net cash provided by financing activities was $130.0 million for the year ended March 31, 2000. Net cash used in financing activities was $64.4 million for the year ended March 31, 1999 and $2.1 million for the year ended March 31, 1998. Proceeds from sale of stock and put options were $149.3 million for the year ended March 31, 2000, $16.0 million for the year ended March 1999 and $12.5 million for the year ended March 31, 1998. Payments on long term debt and capital lease obligations were $1.8 million in fiscal 2000, $4.4 million in fiscal 1999 and $6.1 in fiscal 1998. Repayments on lines of credit were $17.5 million for the year ended March 31, 2000. Net proceeds from lines of credit were $3.5 million in fiscal 1999 and $23.0 in fiscal 1998. Cash expended for the purchase of our Common Stock was $79.5 million in fiscal 1999 and $31.5 million in fiscal 1998.

     During the year ended March 31, 1999, we purchased 4,271,250 shares of Common Stock at an aggregate cost of $70,324,000. During the year ended March 31, 2000, we received 345,863 shares and in the year ended March 31, 1999, we received 1,832,145 shares in conjuction with a net share settled forward contract. We also received $10,243,000 in conjunction with a net share settled forward contract, which was credited to additional paid in capital. See Note 13 to "Consolidated Financial Statements." The net share settled forward contract could obligate us to purchase shares of our Common Stock in the future if the price of our Common Stock is below the strike price of the instruments. Also, in connection with a stock repurchase program, during fiscal 1999, we sold put options for 900,000 shares of Common Stock at pricing per share which ranged from $14.87 to $18.33. During fiscal 1999, we purchased put options for 75,000 shares of Common Stock. The net proceeds from the sale and repurchase of these options, in the amount of $2,113,000 for fiscal 1999, has been credited to additional paid-in capital. During the year ended March 31, 1999, put options for 375,000 shares of Common Stock were purchased at the settlement dates at a total cost of $9,188,000. As of March 31, 2000, we had no outstanding put options. During the year ended March 31, 1999, we completed two transactions in connection with the stock repurchase program. In April 1998, we completed a costless collar transaction involving call options for 750,000 shares of Common Stock priced at $17.30 and put options for 997,500 shares of Common Stock priced at $16.79. The expiration date of the transaction was April 28, 1999, resulting in us receiving $4,600,000 which was credited to additional paid in capital. Also, in connection with the stock repurchase program, we completed a net share settled forward contract for 3,000,000 shares of Common Stock at an average price of $19.49 per share. The expiration date of this transaction is May 2001 with quarterly interim settlement dates.

     We expect from time to time to purchase shares of Common Stock in connection with its authorized stock purchase program. We will also have cash requirements associated with our purchase and facilitization of the Puyallup semiconductor manufacturing complex, which is described under " Part I - Business - Manufacturing," at page 4, above.

     We believe that our existing sources of liquidity combined with cash generated from operations will be sufficient to meet our currently anticipated cash requirements for at least the next 12 months. However, the semiconductor industry is capital intensive. In order to remain competitive, we must continue to make significant investments in capital equipment, for both production and research and development. We may seek additional equity or debt financing during the next 12 months for the capital expenditures required to acquire, maintain or expand our wafer fabrication and product test facilities, or other purposes. The timing and amount of any such capital requirements will depend on a number of factors, including demand for our products, product mix, changes in industry conditions and competitive factors. There can be no assurance that such financing will be available on acceptable terms, and any additional equity financing could result in additional dilution to existing investors.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENT

     In March 2000, the Financial Accounting Standards Board, referred to as FASB, issued FASB interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation," referred to as FIN No. 44. FIN No. 44 clarifies the application of APB Opinion No. 25 by clarifying the definition of an employee, the determination of noncompensatory plans and the effect of modifications to stock options. We do not believe the adoption of FIN No. 44 will impact our financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our investment portfolio, consisting of fixed income securities, was $189.6 million as of March 31, 2000, and $15.6 million as of March 31, 1999. These securities, like all fixed income instruments, are subject to interest rate risk and will decline in value if market interest rates increase. If market rates were to increase immediately and uniformly by 10% from the levels of March 31, 2000 and March 31, 1999, the decline in the fair value of our investment portfolio would not be material. Additionally, we have the ability to hold our fixed income investments until maturity and, therefore, we would not expect to recognize an adverse impact in income or cash flows.

     We have international operations and are thus subject to foreign currency rate fluctuations. To date, our exposure related to exchange rate volatility has not been significant. If the foreign currency rates fluctuate by 15% from the rates at March 31, 2000 and March 31, 1999, the effect on our financial position and results of operation would not be material.

     During the normal course of business we are routinely subjected to a variety of market risks, examples of which include, but are not limited to, interest rate movements and foreign currency fluctuations, as we discuss in this
Item 7A, and collectability of accounts receivable. We constantly assess these risks and have established policies and procedures to protect against the adverse effects of these and other potential exposures. Although we do not anticipate any material losses in these risk areas, no assurance can be made that material losses will not be incurred in these areas in the future.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Consolidated Financial Statements listed in the index appearing under
Item 14(a)(1) hereof are filed as part of this Form 10-K. See also Index to Financial Statements on page F-1 hereof.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information on the member of our board of directors is incorporated herein by reference to our proxy statement for the 2000 annual meeting of stockholders under the caption "Election of Directors."

     Information on our executive officers is provided in Item I, Part I of this Form 10-K under the caption "Executive Officers" at page 10, above. Information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is incorporated herein by reference to our proxy statement for the 2000 annual meeting of stockholders under the caption "Section16(a) Beneficial Ownership Reporting Compliance."

ITEM 11. EXECUTIVE COMPENSATION

     Information with respect to executive compensation is incorporated herein by reference to the information under the caption "Executive Compensation" in our proxy statement for the 2000 annual meeting of stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information with respect to security ownership of certain beneficial owners and management is incorporated herein by reference to the information under the caption "Security Ownership of Principal Stockholders, Directors and Executive Officers" in our proxy statement for the 2000 annual meeting of stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information with respect to certain relationships and related transactions is incorporated herein by reference to the information under the caption "Certain Transactions" in our proxy statement for the 2000 annual meeting of stockholders.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)  The following documents are filed as part of this Form 10-K:
                                                                        Page No.
                                                                        --------

          (1)  Financial Statements:

               Independent Auditors' Report                               F-1

               Consolidated Balance Sheets as of
               March 31, 2000 and 1999                                    F-2

               Consolidated Statements of Income for each
               of the years in the three-year period ended
               March 31, 2000                                             F-3

               Consolidated Statements of Cash Flows for
               each of the years in the three-year period
               ended March 31, 2000                                       F-4

               Consolidated Statements of Stockholders'
               Equity for each of the years in the
               three-year period ended March 31, 2000                     F-5

               Notes to Consolidated Financial Statements                 F-6

          (2) Financial Statement Schedules - Applicable schedules have been omitted because information is included in the footnotes to the Financial Statements.

          (3)  The Exhibits which are filed with this Form 10-K or
               which are incorporated herein by reference are set
               forth in the Exhibit Index which appears on page
               E-1 hereof, which Exhibit Index is incorporated
               herein by this reference.                                  E-1

     (b)  We filed a current report on Form 8-K on January 14, 2000 to report:

          - A 3-for-2 stock split in the form of a stock dividend, and
          - Our results for the quarter ended December 31, 1999.

     (c)  See Item 14(a)(3) above.

     (d) See "Index to Financial Statements" included under Item 8 to this Form 10-K.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       MICROCHIP TECHNOLOGY INCORPORATED
                                       (Registrant)

                                       By: /s/ Steve Sanghi
                                           ------------------------------------
                                           Steve Sanghi
                                           President and Chief Executive Officer

Date:  June 7, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name and Signature             Title                                   Date
------------------             -----                                   ----


/s/ Steve Sanghi               Director, President and            June 7, 2000
------------------------       Chief Executive Officer
Steve Sanghi


------------------------
Albert J. Hugo-Martinez*       Director                           June 7, 2000


------------------------
L. B. Day*                     Director                           June 7, 2000


------------------------
Matthew W. Chapman*            Director                           June 7, 2000


------------------------
Wade F. Meyercord*             Director                           June 7, 2000


/s/ Gordon W. Parnell          Vice President and Chief           June 7, 2000
------------------------       Financial Officer (Principal
Gordon W. Parnell              Financial and Accounting Officer)


*By: /s/ Steve Sanghi          Individually and as                June 7, 2000
------------------------       Attorney-in-fact
Steve Sanghi

                             EXHIBIT INDEX

Exhibit No.           Description
-----------           -----------

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

3.1.3 Certificate of Amendment to Registrant's Restated Certificate of Incorporation [Incorporated by reference to Exhibit No. 1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995]

3.1.4 Certificate of Amendment to Registrant's Certificate of Incorporation [Incorporated by reference to Exhibit No. 3.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997]

3.2 Amended and Restated By-Laws of Registrant, as amended through August 20, 1999 [Incorporated by reference to Exhibit No. 3.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999]

4.1 Amended and Restated Preferred Shares Rights Agreement, dated as of October 11, 1999, between Registrant and Norwest Bank Minnesota, N.A., including the Amended Certificate of Designations, the form of Rights Certificate and the Summary of Rights, attached as exhibits thereto [Incorporated by reference to Exhibit No. 1 to Registrant's Registration Statement on Form 8-A as filed with the Securities and Exchange Commission as of October 12, 1999]

10.1 Form of Indemnification Agreement between Registrant and its directors and certain of its officers [Incorporated by reference to Exhibit No. 10.1 to Registration Statement No. 33-57960]

10.2 Amended and Restated 1989 Stock Option Plan [Incorporated by reference to Exhibit No. 10.14 to Registration Statement No. 33-57960]

10.3 1993 Stock Option Plan, as amended through April 25, 1997 [Incorporated by reference to Exhibit 10.11 to Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1997]

10.4 Form of Notice of Grant For 1993 Stock Option Plan, with Exhibit A thereto, Form of Stock Option Agreement; and Exhibit B thereto, Form of Stock Purchase Agreement [Incorporated by reference to Exhibit No. 10.6 Registration Statement No. 333-872]

10.5 Employee Stock Purchase Plan, as amended through April 25, 1997 [Incorporated by reference to Exhibit 10.13 to Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1997]

10.6        Form of Stock  Purchase  Agreement for Employee  Stock Purchase
            Plan   [Incorporated  by  reference  to  Exhibit  No.  10.2  to
            Registration Statement No. 333-872]

10.7 Form of Enrollment Form For Employee Stock Purchase Plan [Incorporated by reference to Exhibit No. 10.3 to Registration Statement No. 333-872]

10.8        Form  of  Change  Form  For  Employee   Stock   Purchase   Plan
            [Incorporated by reference to Exhibit No. 10.4 to Registration Statement No. 333-872]

10.9 Form of Executive Officer Severance Agreement [Incorporated by reference to Exhibit No. 10.7 to Registration Statement No. 333-872]

10.10 Credit Agreement dated as of May 31, 2000 among Registrant, the Banks named therein, Bank One, NA, as LC Issuer and Administrative Agent, Wells Fargo Bank, National Association, as Syndication Agent and Bank of America, N.A., as Documentation Agent

10.11 Development Agreement dated as of August 29, 1997 by and between Registrant and the City of Chandler, Arizona [Incorporated by reference to Exhibit No. 10.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997]

10.12 Development Agreement dated as of July 17, 1997 by and between Registrant and the City of Tempe, Arizona [Incorporated by reference to Exhibit No. 10.2 to Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997]

10.13 1997 Nonstatutory Stock Option Plan [Incorporated by reference to Exhibit No. 10.16 to Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1998]

10.14 Form of Notice of Grant For 1997 Nonstatutory Stock Option Plan, with Exhibit A thereto, Form of Stock Option Agreement [Incorporated by reference to Exhibit No. 10.17 to Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1998]

10.15 International Employee Stock Purchase Plan as Amended Through April 25, 1997 [Incorporated by reference to Exhibit 10 to Registration Statement No. 333-40791]

18.1 Letter from KPMG Peat Marwick LLP re: Change in Accounting Principles [Incorporated by reference to Exhibit No. 18.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997]

21.1        Subsidiaries of Registrant

23.1        Consent of KPMG LLP

24.1        Power of Attorney re: Microchip  Technology  Incorporated,  the
            Registrant

                      Annual Report on Form 10-K

              Item 8, Item 14(a)(1) and (2), (c) and (d)

                               --------


                     INDEX TO FINANCIAL STATEMENTS

                   CONSOLIDATED FINANCIAL STATEMENTS

                               EXHIBITS

                               --------

                       YEAR ENDED MARCH 31, 2000

                   MICROCHIP TECHNOLOGY INCORPORATED
                           AND SUBSIDIARIES

                           CHANDLER, ARIZONA

               MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES

                   Index to Consolidated Financial Statements

                                                                     Page Number
                                                                     -----------

Independent Auditors' Report                                            F-1
Consolidated Balance Sheets                                             F-2
as of March 31, 2000 and 1999

Consolidated Statements of Income                                       F-3
for each of the years in the three-year
period ended March 31, 2000

Consolidated Statements of Cash Flows                                   F-4
for each of the years in the three-year
period ended March 31, 2000

Consolidated Statements of Stockholders' Equity                         F-5
for each of the years in the three-year
period ended March 31, 2000

Notes to Consolidated Financial Statements                              F-6

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
Microchip Technology Incorporated:


We have audited the accompanying consolidated balance sheets of Microchip Technology Incorporated and subsidiaries as of March 31, 2000 and 1999, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the years in the three-year period ended March 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Microchip Technology Incorporated and subsidiaries as of March 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 2000, in conformity with generally accepted accounting principles.


                                            /s/ KPMG LLP

Phoenix, Arizona
April 19, 2000

               MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                      (in thousands except share amounts)

                                     ASSETS
                                                        March 31,     March 31,
                                                          2000          1999
                                                        ---------     ---------

Cash and cash equivalents                               $ 188,112     $  30,826
Accounts receivable, net                                   75,911        62,545
Inventories                                                59,461        67,975
Prepaid expenses                                            3,523         2,982
Deferred tax asset                                         35,549        37,129
Other current assets                                        2,257         1,958
                                                        ---------     ---------

   Total current assets                                   364,813       203,415

Property, plant and equipment, net                        439,030       293,663
Other assets                                                8,568         8,152
                                                        ---------     ---------
   Total assets                                         $ 812,411     $ 505,230
                                                        =========     =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Short-term lines of credit                              $   9,000     $   1,509
Accounts payable                                           67,861        28,489
Current maturities of long-term debt                           --         1,403
Current maturities of capital  lease obligations               --           413
Accrued liabilities                                        36,879        49,699
Deferred income on shipments to distributors               54,760        28,607
                                                        ---------     ---------
   Total current liabilities                              168,500       110,120

Long-term lines of credit                                      --        25,000
Long-term pension accrual                                     918            --
Deferred tax liability                                     18,697        11,313

Stockholders'  equity:

Preferred stock, $.001 par value; authorized 5,000,000
 shares; no shares issued or outstanding                       --            --
Common stock, $.001 par value; authorized 100,000,000
 shares; issued 80,822,013 and outstanding 78,907,553
 shares at March 31, 2000;issued 80,822,013 and
 outstanding 76,848,236 shares at March 31, 1999               81            81
Additional paid-in capital                                318,341       161,215
Retained  earnings                                        366,325       264,281
Less shares of common stock held in treasury at cost;
 1,914,460 shares at March 31, 2000 and 3,973,778 at
 March 31, 1999                                           (60,451)      (66,780)
                                                        ---------     ---------
   Net stockholders' equity                               624,296       358,797

   Total liabilities and stockholders' equity           $ 812,411     $ 505,230
                                                        =========     =========

          See accompanying notes to consolidated financial statements.

               MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                      (in thousands except share amounts)

                                                   Years Ended March 31,
                                            -----------------------------------
                                               2000         1999         1998
                                            ---------    ---------    ---------

Net sales                                   $ 495,729    $ 406,460    $ 396,894
Cost of sales                                 237,985      203,574      199,538
                                            ---------    ---------    ---------
  Gross profit                                257,744      202,886      197,356

Operating expenses:
  Research and development                     45,571       40,787       38,362
  Selling, general and administrative          76,743       63,006       67,549
  Special (income)/charges                     (2,400)      28,937        5,000
                                            ---------    ---------    ---------
                                              119,914      132,730      110,911

Operating income                              137,830       70,156       86,445

Other income (expense):
  Interest income                               2,232          754        2,635
  Interest expense                             (1,048)      (2,964)      (1,130)
  Other, net                                      770          665          217
                                            ---------    ---------    ---------

Income  before income  taxes                  139,784       68,611       88,167

Income taxes                                   37,740       18,523       23,799
                                            ---------    ---------    ---------

Net income                                  $ 102,044    $  50,088    $  64,368
                                            =========    =========    =========

Basic net income per share                  $    1.33    $    0.65    $    0.80
                                            =========    =========    =========

Diluted net income per share                $    1.25    $    0.62    $    0.76
                                            =========    =========    =========
Weighted average common shares outstanding     76,489       76,704       80,064
                                            =========    =========    =========
Weighted average common and common
  equivalent shares outstanding                81,354       80,292       84,470
                                            =========    =========    =========

          See accompanying notes to consolidated financial statements.

               MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                      (in thousands except share amounts)

                                                               Years Ended March 31,
                                                       -----------------------------------
                                                          2000         1999         1998
                                                       ---------    ---------    ---------
Cash flows from operating activities:
Net income                                             $ 102,044    $  50,088    $  64,368
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Provision for doubtful accounts                            936          335          638
  Provision for inventory valuation                          870        3,464        2,126
  Provision for pension accrual                              295        1,037        1,202
  Special charges                                             --       20,017        5,000
  Depreciation and amortization                           66,995       64,851       53,468
  Amortization of purchased technology                     1,477          300          300
  Deferred income taxes                                    8,964        1,689       (9,423)
  Tax benefit from exercise of stock options              14,175        4,915        5,332
  Decrease (increase) in accounts receivable             (14,302)      (6,560)       4,144
  Decrease (increase) in inventories                       7,644       (5,146)     (11,606)
  Increase (decrease) in accounts payable
   and accrued liabilities                                26,552      (24,797)      12,828
  Change in other assets and liabilities                  24,043       (7,556)       8,164
                                                       ---------    ---------    ---------

Net cash provided by operating activities                239,693      102,637      136,541
                                                       ---------    ---------    ---------
Cash flows from investing activities:
  Capital expenditures                                  (212,362)     (39,640)    (145,301)
                                                       ---------    ---------    ---------
Net cash used in investing activities                   (212,362)     (39,640)    (145,301)
                                                       ---------    ---------    ---------
Cash flows from financing activities:
  Net proceeds from (repayments of) lines of credit      (17,509)       3,509       23,000
  Payments on long-term debt                              (1,403)      (2,213)      (2,470)
  Payments on capital lease obligations                     (413)      (2,141)      (3,605)
  Repurchase of common stock                                  --      (79,512)     (31,481)
  Proceeds from sale of stock and put options            149,280       15,998       12,505
                                                       ---------    ---------    ---------
Net cash provided by (used in) financing activities      129,955      (64,359)      (2,051)
                                                       ---------    ---------    ---------

Net increase (decrease) in cash and cash equivalents     157,286       (1,362)     (10,811)

Cash and cash equivalents at beginning of year            30,826       32,188       42,999
                                                       ---------    ---------    ---------

Cash and cash equivalents at end of year               $ 188,112    $  30,826    $  32,188
                                                       =========    =========    =========

          See accompanying notes to consolidated financial statements.

                              MICROCHIP TECHNOLOGY
                          INCORPORATED AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                               Common                 Common
                                         Stock and Additional       Stock held                 Net
                                           Paid-in Capital          in Treasury        Retained  Stockholders'
(in thousands)                            Shares     Amount      Shares     Amount     Earnings    Equity
                                         -------    ---------    ------    --------    --------   ---------
Balance March 31, 1997                    79,952    $ 168,238       157    $ (1,479)   $149,825   $ 316,584

Sale of Stock
  Exercise of stock options                1,167        5,972        --          --          --       5,972
  Employee stock purchase plan               260        4,318        --          --          --       4,318

Purchase of treasury stock                    --           --     1,916     (31,481)         --     (31,481)
Issuance of treasury stock for the
exercise of options and purchases in
the employee stock purchase plan            (557)      (9,156)     (557)      9,156          --          --
Sale of put options, net                      --        2,215        --          --          --       2,215
Tax benefit from exercise of options          --        5,332        --          --          --       5,332
Net income                                    --           --        --          --      64,368      64,368
                                         -------    ---------    ------    --------    --------   ---------

Balance March 31, 1998                    80,822    $ 176,919     1,517    $(23,804)   $214,193   $ 367,308

Sale of Stock
  Exercise of stock options                1,416        9,906        --          --          --       9,906
  Employee stock purchase plan               329        3,979        --          --          --       3,979

Purchase of treasury stock                    --           --     4,992     (79,512)         --     (79,512)
Issuance of treasury stock for the
exercise of options, purchases in
the employee stock purchase plan
and net share settled forward contract    (1,745)     (36,536)   (2,535)     36,536          --          --
Sale of put options, net                      --        2,113        --          --          --       2,113
Tax benefit from exercise of options          --        4,915        --          --          --       4,915
Net income                                    --           --        --          --      50,088      50,088
                                         -------    ---------    ------    --------    --------   ---------

Balance March 31, 1999                    80,822    $ 161,296     3,974    $(66,780)   $264,281   $ 358,797

Sale of Stock
  Public offering  (net of offering
    costs of $456)                         1,898      114,011        --          --          --     114,011
Exercise of stock options                  1,722       15,859        --          --          --      15,859
Employee stock purchase plan                 274        4,567        --          --          --       4,567

Net share settled forward                     --       10,243     1,834         (--)         --      10,243
Issuance of treasury stock for the
exercise of options, purchases in
the employee stock purchase plan
and public offering                       (3,894)      (6,329)   (3,894)      6,329          --          --
Tax benefit from exercise of options          --       14,175        --          --          --      14,175
Costless collar settlement                    --        4,600        --          --          --       4,600
Net income                                    --           --        --          --     102,044     102,044
                                         -------    ---------    ------    --------    --------   ---------

Balance March 31, 2000                    80,822    $ 318,422     1,914    $(60,451)   $366,325   $ 624,296
                                         =======    =========    ======    ========    ========   =========

           See accompanying notes to consolidated financial statements

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   SIGNIFICANT ACCOUNTING POLICIES

     NATURE OF BUSINESS

     We develop and manufacture specialized semiconductor products used by our customers for a wide variety of embedded control applications. Our product portfolio comprises microcontrollers; application-specific standard products, referred to as ASSPs; and related mixed signal and memory products. We market our products to the consumer, automotive, office automation, communications and industrial markets.

     PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of Microchip Technology Incorporated and its wholly owned subsidiaries ("Microchip" or the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

     CASH AND CASH EQUIVALENTS

     All highly liquid investments including marketable securities purchased with an original maturity of three months or less are considered to be cash equivalents. There were no marketable securities at March 31, 1999.

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

     REVENUE RECOGNITION

     Revenue from product sales to direct customers is recognized upon shipment and transfer of title. The Company defers recognition of profits on sales to distributors that have rights of return and price protection until the distributors have resold the products.

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

     USE OF ESTIMATES

     The Company has made a number of estimates and assumptions relating to the reporting assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

     RECLASSIFICATIONS

     Certain 1999 and 1998 fiscal year balances have been reclassified to conform to the fiscal year 2000 presentation.

2.   SPECIAL CHARGES

     LEGAL SETTLEMENT WITH LUCENT TECHNOLOGIES INC.

     On January 13, 1998, the Company finalized a settlement of its patent litigation with Lucent Technologies Inc. resulting in the Company recording a $5,000,000 special charge during the quarter ended December 31, 1997. Under the terms of the settlement, Microchip made a one-time cash payment to Lucent and issued to Lucent warrants to acquire 450,000 shares of Common Stock of the Company priced at $16.83 per share. The terms of the settlement also provide for the Company to make a contingent payment to Lucent if the Company's earnings per share performance for the three and one-half year period ending June 30, 2001 does not meet certain targeted levels. Based on the estimate of earnings per share for the measurement period as of March 31, 1999 we provided appropriate reserves to meet this liability. Due to the sale of the warrant by the holder the associated reserve became unnecessary and we recorded a special income of $3,600,000 in the quarter ended September 30, 1999. We also recorded a special charge related to other legal issues in the amount of $1,200,000 in the quarter ended September 30, 1999.

     RESTRUCTURING CHARGES

     The Company implemented two restructuring actions to position the Company for future cost effective growth. During the March 1999 quarter, the Company completed closure of its 5-inch wafer line which represented the Company's least flexible and least cost-effective production capacity. This action resulted in a restructuring charge of $7,561,000 in the March 1999 quarter. The Company also decided to restructure its test operations by closing its Kaohsiung facility and migrating its test capacity to its lower-cost, Thailand facility. This action resulted in a restructuring charge of $6,089,000 in the March 1999 quarter.

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

3.   CONTINGENCIES

     The Company is subject to lawsuits and other claims arising in the ordinary course of its business. In the Company's opinion, based on consultation with legal counsel, as of March 31, 2000, the effect of such matters will not have a material adverse effect on the Company's financial position.

4.   ACCOUNTS RECEIVABLE

     Accounts receivable consists of the following (amounts in thousands):

                                                        March 31,
                                                 -----------------------
                                                    2000          1999
                                                 ---------     ---------

     Trade accounts receivable                   $  77,945     $  64,335
     Other                                             703           570
                                                 ---------     ---------
                                                    78,648        64,905

     Less allowance for doubtful accounts            2,737         2,360
                                                 ---------     ---------

                                                 $  75,911     $  62,545
                                                 =========     =========

5.   INVENTORIES

     The components of inventories are as follows (amounts in thousands):

                                                           March 31,
                                                   ---------------------
                                                     2000          1999
                                                   -------       -------

     Raw materials                                 $ 7,724       $ 4,491
     Work in process                                35,914        46,947
     Finished goods                                 22,873        26,531
                                                   -------       -------
                                                    66,511        77,969
     Less allowance for inventory valuation          7,050         9,994
                                                   -------       -------

                                                   $59,461       $67,975
                                                   =======       =======

6.   PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consists of the following (amounts in thousands):
                                                           March 31,
                                                   ----------------------
                                                     2000          1999
                                                   --------      --------

      Land                                         $ 11,545      $ 11,545
      Building and building improvements             90,069        77,600
      Machinery and equipment                       479,509       365,947
      Projects in process                           100,293        41,143
                                                   --------      --------

                                                    681,416       496,235
      Less accumulated depreciation
        and amortization                            242,386       202,572
                                                   --------      --------

                                                   $439,030      $293,663
                                                   ========      ========

7.   LONG-TERM DEBT

     The Company has an unsecured line of credit with a syndicate of U.S. banks for up to $90,000,000, bearing interest the LIBOR plus .325% expiring in October 2000. The Company had utilized $9,000,000 and $25,000,000 of this line of credit as of March 31, 2000 and 1999, respectively. The agreement between the Company and the syndicate of banks requires the Company to achieve certain financial ratios and operating results. The Company was in compliance with these covenants as of March 31, 2000.

     On May 31, 2000, we entered into a new unsecured revolving credit facility with a syndicate of banks totaling $100.0 million. We can elect to increase the facility to $150.0 million, subject to certain conditions set forth in the credit agreement. This new facility has a termination date of May 31, 2003. This facility replaces the $90.0 million line of credit described above. We are required to achieve certain financial ratios and operations results to maintain this line of credit. Our ability to fully utilize this credit facility is dependent on our being in compliance with such covenants and ratios.

     The Company has an additional unsecured line of credit with various Taiwan financial institutions for up to $36,431,000 (U.S. Dollar equivalent). These borrowings are predominantly denominated in U.S. Dollars, bearing interest at the Singapore Interbank Offering Rate (SIBOR) 6.515% at March 31, 2000 plus 0.372% (average) and expiring on various dates through March 31, 2001. At March 31, 1999 the Company had utilized $1,509,000 of this line of credit. There were no borrowings against this line of credit as of March 31, 2000, but an allocation of $1,934,000 of the available line was made, relating to import guarantees associated with the Company's business in Thailand.

8.   EMPLOYEE BENEFIT PLANS

     The Company maintains a contributory profit-sharing plan for a majority of its domestic employees meeting certain service requirements. The plan qualifies under Section 401(k) of the Internal Revenue Code of 1986, as amended, and allows employees to contribute up to 15% of their compensation, subject to maximum annual limitations prescribed by the Internal Revenue Service. The Company shall make a matching contribution of up to 25% of the first 4% of the participant's eligible compensation and may award up to an additional 25% under the discretionary match. All matches are provided on a quarterly basis and require the participant to be an active employee at the end of each quarter. For the fiscal years ended March 31, 2000, 1999 and 1998, the Company contributions to the plan totaled $689,000, $445,000 and $525,000, respectively. The Company's Employee Stock Purchase Plan (the "Purchase Plan") allows eligible employees of the Company to purchase shares of Common Stock at semi-annual intervals through periodic payroll deductions. The purchase price per share, in general, will be 85% of the lower of the fair market value of the Common Stock on the participant's entry date into the offering period or 85% of the fair market value on the semi-annual purchase date. As of March 31, 2000, 483,891 shares were available for issuance under the Purchase Plan. In May 2000, subject to stockholder approval, the Board reserved an additional 200,000 shares of Common Stock for issuance under the Purchase Plan. Since the inception of the Purchase Plan, 5,559,000 shares of Common Stock have been reserved for issuance under the Purchase Plan. During fiscal 1995, a purchase plan was adopted for employees in non-U.S. locations. Such plan allows for the purchase price per share to be 100% of the lower of the fair market value of the Common Stock on the beginning or end of the semi-annual purchase plan period.

     Effective January 1, 1997, the Company adopted a non-qualified deferred compensation arrangement. This plan is unfunded and is maintained primarily for the purpose of providing deferred compensation for a select group of management as defined in ERISA Sections 201, 301 and 401. There are no Company matching contributions with respect to this plan.

     Employees in certain foreign locations are covered by a statutory pension plan. Contributions are accrued based on an actuarially determined percentage of compensation and are funded in amounts sufficient to meet statutory requirements. Pension expense amounted to $295,000, $1,037,000, and $1,202,000 for the years ended March 31, 2000, 1999 and 1998, respectively.

     The Company has a management incentive compensation plan which provides for bonus payments, based on a percentage of base salary, from an incentive pool created from operating profits of the Company, at the discretion of the Board of Directors. During the years ended March 31, 2000, 1999 and 1998, $5,137,000, $2,220,000 and $1,851,000, respectively, was charged against operations for this plan.

     The Company also has a plan which provides a cash bonus based on the operating profits of the Company for all employees, at the discretion of the Board of Directors. During the years ended March 31, 2000, 1999 and 1998, $2,556,000, $607,000 and $1,746,000, respectively, was charged against operations for this plan.

9.   STOCK OPTION PLANS

     Under the Company's stock option plans (the "Plans"), key employees, non-employee directors and consultants may be granted incentive stock options or non-statutory stock options to purchase shares of Common Stock at a price not less than 100% of the fair value of the option shares on the grant date. Options granted under the Plans vest over the period determined by the Board of Directors at the date of grant, at periods ranging from one year to four years. At March 31, 2000, there were 5,977,140 shares available for grant under the Plans. The per share weighted average fair value of stock options granted under the Plans for the years ended March 31, 2000, 1999 and 1998 was $15.59, $6.87 and $10.41, respectively, based on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                     Years Ended March 31,
                                              --------------------------------
                                              2000          1999          1998
                                              ----          ----          ----

     Expected life (years)                    4.29          3.96          3.64
     Risk-free interest rate                  6.00%         5.10%         5.75%
     Volatility                                 67%           68%           62%
     Dividend yield                              0%            0%            0%

     Under the Plans, 30,596,219 shares of Common Stock had been reserved for issuance since the inception of the Plans.

     The stock option activity is as follows:

     Options Outstanding
                                                                Weighted Average
                                                  Shares         Exercise Price
                                                  ------         --------------

     Outstanding at March 31, 1997               9,536,508          $  8.33

     Granted                                     2,447,732            18.53
     Exercised                                 (1,167,627)             5.15
     Canceled                                  (1,510,172)            17.33
                                                ---------

     Outstanding at March 31, 1998               9,306,441          $  9.89

     Granted                                     1,985,408            15.19
     Exercised                                 (1,416,524)             6.96
     Canceled                                    (516,859)            19.29
                                                ---------

     Outstanding at March 31, 1999              9,358,466          $  11.22

     Granted                                    2,445,707             26.45
     Exercised                                (1,721,603)              9.14
     Canceled                                   (261,676)             17.56
                                                ---------

     Outstanding at March 31, 2000              9,820,894          $  15.22
                                                =========          ========

     The following table summarizes information about the stock options outstanding at March 31, 2000.

                                       Weighted
                                        Average      Weighted                    Weighted
         Range             Options     Remaining      Average       Options       Average
     Exercise Price      Outstanding     Life      Exercise Price  Exercisable  Exercise Price
     --------------      -----------     ----      --------------  -----------  --------------
  $  0.020 - $  1.605      253,156       2.83           1.35         253,156       1.35
  $  2.642 - $  4.741    1,228,604       3.47           4.74       1,228,604       4.74
  $  5.062 - $  9.148      867,755       4.26           8.96         867,755       8.96
  $  9.703 - $ 11.222    1,182,763       6.22          11.20          79,725      10.93
  $ 11.333 - $ 11.333      603,230       6.08          11.33         321,351      11.33
  $ 11.389 - $ 14.083    1,432,439       7.88          13.92         221,793      13.11
  $ 14.333 - $ 16.555      983,745       7.16          14.95         283,462      15.55
  $ 17.125 - $ 21.042      855,874       7.58          19.90         239,696      19.47
  $ 22.583 - $ 22.583    1,717,693       9.04          22.58           6,735      22.58
  $ 23.417 - $ 61.906      695,635       9.39          35.95          26,560      31.53
                         ---------       ----          -----       ---------       ----
  $  0.020 - $ 61.906    9,820,894       6.78          15.22       3,528,837       8.90
                         =========       ====          =====       =========       ====

     At March 31, 2000 and 1999, the number of options exercisable was 3,528,837 and 3,759,173, respectively, and the weighted-average exercise price of those options was $8.90 and $6.97 respectively.

     The Company received a tax benefit of $14,175,000, $4,915,000 and $5,332,000 for the years ended March 31, 2000, 1999 and 1998, respectively, from the exercise of non-qualified stock options and the disposition of stock acquired with incentive stock options or through the Purchase Plan. For financial reporting purposes, the tax effect of this deduction is accounted for as a credit to additional paid-in capital rather than as a reduction of income tax expense.

     The Company applies APB Opinion No. 25 in accounting for its various stock plans and, accordingly, no compensation cost has been recognized for the Plans or the Purchase Plan in the financial statements. Had the Company determined compensation cost in accordance with SFAS No. 123, the Company's net income per share would have been reduced to the pro forma unaudited amounts indicated below:

                                                     Years Ended March 31,
                                             ----------------------------------
                                                2000         1999         1998
                                                ----         ----         ----

     Net income            As reported       $102,044      $50,088      $64,368
                           Pro forma           84,440       42,199       58,040

     Basic net income      As reported       $   1.33      $  0.65      $  0.80
     per share             Pro forma             1.10         0.55         0.72

     Diluted net income    As reported       $   1.25      $  0.62      $  0.76
     per share             Pro forma             1.04         0.52         0.69

     Pro forma net income reflects only options granted during the fiscal years ended March 31, 2000, 1999, 1998, 1997 and 1996. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in pro forma net income amounts presented above because compensation cost is reflected over the options' vesting period and compensation cost for options granted prior to April 1, 1995 is not considered.

10.  LEASE COMMITMENTS

     The Company leases office space, transportation and other equipment under capital and operating leases, which expire at various dates through November 2007. The future minimum lease commitments under these leases are payable as follows (amounts in thousands):

                   Year ended                         Operating
                   March 31,                           Leases
                   ---------                           ------

                     2001                             $  1,506
                     2002                                1,347
                     2003                                1,106
                     2004                                  759
                     2005                                  381
                     Thereafter                            896
                                                      --------

                     Total minimum payments           $  5,995
                                                      ========

     Rental expense under operating leases totaled $2,909,000, $2,759,000 and $2,811,000 for the years ended March 31, 2000, 1999 and 1998, respectively.

11.  INCOME TAXES

     The provision for income taxes is as follows (amounts in thousands):

                                                  Years Ended March 31,
                                           ------------------------------------
                                            2000          1999           1998
                                           -------      --------       --------
     Current expense:
       Federal                             $19,132      $  8,405       $ 22,575
       State                                 2,126           934          2,508
       Foreign                               7,518         7,495          8,139
                                           -------      --------       --------

                                            28,776        16,834         33,222
                                           -------      --------       --------

     Deferred expense (benefit):
       Federal                               6,697         1,413         (6,315)
       State                                   744           157           (702)
       Foreign                               1,523           119         (2,406)
                                           -------      --------       --------
                                             8,964         1,689         (9,423)
                                           -------      --------       --------

                                           $37,740      $ 18,523       $ 23,799
                                           =======      ========       ========

     The tax benefit associated with the exercise of employee stock options reduced taxes currently payable by $14,175,000, $4,915,000 and $5,332,000 for the years ended March 31, 2000, 1999 and 1998, respectively. These amounts were credited to additional paid in capital in each of the three fiscal years.

     The provision for income taxes differs from the amount computed by applying the statutory federal tax rate to income before income taxes. The sources and tax effects of the differences are as follows (amounts in thousands):

                                                    Years Ended March 31,
                                             ----------------------------------
                                               2000         1999         1998
                                             --------     --------     --------

Computed expected provision                  $ 48,924     $ 24,014     $ 30,858

State income taxes, net
of federal benefit                              1,902        1,289        1,630

Foreign sales corporation benefit              (2,968)      (2,824)      (3,707)

Foreign income taxed at
lower than the federal rate                   (10,118)      (3,956)      (4,982)
                                             --------     --------     --------

                                             $ 37,740     $ 18,523     $ 23,799
                                             ========     ========     ========

     Pretax income from foreign operations was $56,283,000, $29,787,000 and $39,554,000 for the years ended March 31, 2000, 1999 and 1998, respectively. Unremitted foreign earnings that are considered to be permanently invested outside the United States and on which no deferred taxes have been provided, amounted to approximately $234,633,000 at March 31, 2000.

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows (amounts in thousands):

                                                                March 31,
                                                       ------------------------
                                                         2000            1999
                                                       --------        --------
     Deferred tax assets:

       Intercompany profit in inventory                $  8,520        $ 15,474
       Deferred income on shipments
         to distributors                                 19,181           9,884
       Inventory reserves                                   412           3,921
       Accrued expenses and other                         7,436           7,850
                                                       --------        --------
       Gross deferred tax assets                         35,549          37,129
                                                       --------        --------
     Deferred tax liabilities:

       Property, plant and equipment,
         principally due to differences in
         depreciation                                   (18,697)        (11,313)
                                                       --------        --------
      Gross deferred tax liability                      (18,697)        (11,313)
                                                       --------        --------

      Net deferred tax asset                           $ 16,852        $ 25,816
                                                       ========        ========

     Management believes that the results of future operations will generate sufficient taxable income to realize the deferred tax assets.

     The Company is currently benefiting from a tax holiday from its Thailand manufacturing operations. The aggregate dollar benefits derived from the tax holiday approximated $12,378,000, $5,121,000 and $5,614,000 for the years ended March 31, 2000, 1999 and 1998, respectively. The benefit the tax holiday had on net income per share approximated $0.15, $0.06 and $0.07 for the years ended March 31, 2000, 1999 and 1998, respectively. The Company's tax holiday status in Thailand will partially expire in September 2003.

12.  ACCRUED LIABILITIES

     Accrued liabilities consists of the following (amounts in thousands):

                                                          March 31,
                                                  ------------------------
                                                    2000             1999
                                                  -------          -------

      Accrued salaries and wages                  $ 7,649          $11,437
      Income taxes                                  9,261            5,654
      Keeloq acquisition                               --           10,250
      Other accrued expenses                       19,969           22,358
                                                  -------          -------

                                                  $36,879          $49,699
                                                  =======          =======

13.  STOCKHOLDERS' EQUITY

     STOCKHOLDER RIGHTS PLAN. Effective October 11, 1999, the Company adopted an Amended and Restated Preferred Shares Rights Agreement (the "Amended Rights Agreement"). The Amended Rights Agreement amends and restates the Preferred Share Rights Agreement adopted by the Company as of February 13, 1995 (the "Prior Rights Agreement"). Under the Prior Rights Agreement, on February 13, 1995, the Company's Board of Directors declared a dividend of one right (a "Right") to purchase one one-hundredth of a share of the Company's Series A Participating Preferred Stock ("Series A Preferred") for each outstanding share of Common Stock, $.001 par value, of the Company. The dividend was payable on February 24, 1995 to stockholders of record as of the close of business on that date.

     The Amended Rights Agreement supersedes the Prior Rights Agreement as originally executed. Under the Amended Rights Agreement, each Right enables the holder to purchase from the Company one one-hundredth of a share of Series A Preferred at a purchase price of one hundred and sixty six dollars and sixty seven cents ($166.67) (the "Purchase Price"), subject to adjustment. The rights become exercisable and transferable upon the occurrence of certain events.

     STOCK REPURCHASE ACTIVITY. In connection with a stock repurchase program, during the year ended March 31, 1999, the Company purchased a total of 4,271,250 shares of the Company's Common Stock in open market activities at a total cost of $70,324,000. During the years ended March 31, 2000 and 1999, the Company received 345,863 and 1,832,145 shares in conjunction with the net share settled forward contract. During the year ended March 31, 2000, the Company also received $10,243,000 in conjunction with the net share settled forward contact, which was credited to additional paid-in capital. Also, in connection with a stock repurchase program, during fiscal 1999 the Company sold put options for 900,000 shares of Common Stock at pricing per share which ranged from $14.87 to $18.33. During fiscal 1999, the Company purchased put options for 75,000 shares. The net proceeds from the sale and repurchase of these options, in the amount of $2,113,000 for fiscal 1999 has been credited to additional paid-in capital. During the year ended March 31, 1999, put options for 375,000 shares were purchased at the settlement dates at a total cost of $9,188,000. As of March 31, 2000, the Company had no outstanding put options.

     During the year ended March 31, 1999, the Company completed two transactions in connection with the stock repurchase program. In April 1998, the Company completed a costless collar transaction involving call options for 750,000 shares of Common Stock priced at $17.30 and put options for 997,500 shares of Common Stock priced at $16.79. The expiration date of the transaction was April 28, 1999, resulting in the Company receiving $4,600,000 which was credited to additional paid in capital. Also in connection with the stock repurchase program, the Company completed a net share settled forward contract for 3,000,000 shares at an average price of $19.49. The expiration date of this transaction is May 2001 with quarterly interim settlement dates.

     The Company expects from time to time to purchase shares of Common Stock in connection with its authorized Common Stock repurchase plan.

14.  GEOGRAPHIC INFORMATION

     The Company operates in one industry segment and engages primarily in the design, development, manufacture and marketing of semiconductor products. The Company sells its products to system manufacturers and distributors in a broad range of industries, performs on-going credit evaluations of its customers and generally requires no collateral. The Company's operations outside the United States consist of a comprehensive product assembly and final test facilities in Thailand and sales offices in certain foreign countries. Domestic operations are responsible for the design, development and wafer fabrication of all products, as well as the coordination of production planning and shipping to meet worldwide customer commitments. The Thailand test facility is reimbursed in relation to value added with respect to assembly and test operations and other functions performed, and certain foreign sales offices receive a commission on export sales within their territory. Accordingly, for financial statement purposes, it is not meaningful to segregate sales or operating profits for the test and foreign sales office operations. Identifiable assets by geographic area are as follows (amounts in thousands):

                                                             March 31,
                                                   -----------------------------
                                                     2000                 1999
                                                   --------             --------

     United States                                 $503,689             $284,496
     Taiwan                                         136,194              125,768
     Thailand                                       137,585               66,532
     Other                                           34,943               28,434
                                                   --------             --------

        Total Assets                               $812,411             $505,230
                                                   ========             ========

     Sales to unaffiliated customers located outside the United States, primarily in Asia and Europe, aggregated approximately 68%, 69% and 68% of consolidated net sales for the years ended March 31, 2000, 1999 and 1998, respectively.

15.  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amount of cash equivalents approximates fair value because their maturity is less than three months. The carrying amount of accounts receivable, accounts payable and accrued liabilities approximates fair value due to the short-term maturity of the amounts. The fair value of capital lease obligations, long-term debt and lines of credit approximate their carrying value as they are estimated by discounting the future cash flows at rates currently offered to the Company for similar debt instruments.

     The Company is party to financial instruments with off-balance-sheet risk in the normal course of business to reduce its exposure to fluctuations in foreign exchange rates. These financial instruments include standby letters of credit and foreign currency forward contracts. When engaging in forward contracts, risks arise from the possible inability of counterparties to meet the terms of their contracts and from movements in securities values, interest rates and foreign exchange rates. At March 31, 2000 and 1999, the Company held contracts totaling $5,840,000 and $4,263,000, respectively, which were entered into and hedged the Company's foreign currency risk. The contracts matured June, 2000 and May 1999, respectively. Unrealized gains and losses as of the balance sheet dates and realized gains and losses for the years ending March 31, 2000, 1999 and 1998 were not material.

16.  NET INCOME PER SHARE

     The following table sets forth the computation of basic and diluted net income per share (in thousands except per share amounts):

                                                       Years Ended March 31,
                                                --------------------------------
                                                  2000         1999       1998
                                                --------     -------     -------

      Net income                                $102,044     $50,088     $64,368
                                                ========     =======     =======

      Weighted average common
      shares outstanding                          76,489      76,704      80,064

      Dilutive effect of stock options             4,865       3,588       4,406
                                                --------     -------     -------

      Weighted average common and common          81,354      80,292      84,470
                                                ========     =======     =======
      equivalent shares outstanding

      Basic net income per share                $   1.33     $  0.65     $  0.80
                                                ========     =======     =======
      Diluted net income per share              $   1.25     $  0.62     $  0.76
                                                ========     =======     =======

17.  QUARTERLY RESULTS (UNAUDITED)

     The following table presents the Company's selected unaudited quarterly operating results for eight quarters ended March 31, 2000. The Company believes that all necessary adjustments have been made to present fairly the related quarterly results (in thousands except per share amounts).

                           First     Second      Third     Fourth
                          Quarter    Quarter    Quarter    Quarter    Total
                          -------    -------    -------    -------    -----
     Fiscal 2000

     Net sales           $107,710   $118,021   $129,187   $140,811   $495,729
     Gross profit          54,755     60,777     67,433     74,779    257,744
     Operating income      27,582     33,450     35,769     41,029    137,830
     Net income            20,199     24,840     26,437     30,568    102,044
     Diluted net income
      per share              0.25       0.31       0.32       0.37       1.25

     Fiscal 1999

     Net Sales           $ 99,489   $103,780   $100,167   $103,024   $406,460
     Gross profit          49,258     51,473     50,642     51,513    202,886
     Operating income      17,488     24,664     25,120      2,884     70,156
     Net income            12,774     17,563     17,854      1,897     50,088
     Diluted net income
      per share               .23        .33        .34        .04        .62

18.  SUPPLEMENTAL FINANCIAL INFORMATION

     Cash paid for income taxes amounted to $8,276,000, $27,875,000 and $19,857,000 during the years ended March 31, 2000, 1999 and 1998, respectively. Cash paid for interest amounted to $997,000, $2,688,000 and $796,000 during the years ended March 31, 2000, 1999 and 1998, respectively. Included in the special charge for the year ended March 31, 1999 was a non-cash amount of $8,920,000, of which $1,700,000 pertained to the write off of products obsoleted by the introduction of newer products and $7,220,000 pertained to the write down of fixed assets due to the restructuring of wafer fabrication facilities.

     A summary of additions and deductions related to the allowances for accounts receivable and inventories for the years ended March 31, 2000, 1999 and 1998 follows:

                                Balance at  Charged to
                                beginning   costs and                Balance at
                                 of year     expenses   Deductions   end of year
                                 -------     --------   ----------   -----------
Allowance for doubtful accounts:

2000                              $2,360     $  936      $  (559)      $2,737
1999                               2,392        335         (367)       2,360
1998                               2,094        638         (340)       2,392

Allowance for inventory valuation:

2000                              $9,994     $  870      $(3,814)      $7,050
1999                               9,523      3,464       (2,993)       9,994
1998                               8,331      2,126         (934)       9,523