Form 10-Q
period 2000-06-30
MICROCHIP TECHNOLOGY INC
filed 2000-08-07
CIK 827054

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the quarterly period ended JUNE 30, 2000.

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

Yes [X]  No [ ]

The number of shares outstanding of the issuer's common stock, as of August 3, 2000:

COMMON STOCK, $.001 PAR VALUE: 79,157,833 SHARES

================================================================================

               MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES

                                      INDEX


                                                                            Page
                                                                            ----
PART I. FINANCIAL INFORMATION.

     Item 1. Financial Statements

          Condensed Consolidated Balance Sheets -
            June 30, 2000 and March 31, 2000................................  3

          Condensed Consolidated Statements of Income -
            Three Months Ended June 30, 2000 and June 30, 1999..............  4

          Condensed Consolidated Statements of Cash Flows -
            Three Months Ended June 30, 2000 and June 30, 1999..............  5

          Notes to Condensed Consolidated Financial Statements..............  6

     Item 2. Management's Discussion and Analysis of
             Financial Condition and Results of Operations..................  9

PART II. OTHER INFORMATION.

     Item 6. Exhibits and Reports on Form 8-K............................... 17

SIGNATURES ................................................................. 18

               MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      (in thousands except share amounts)

                                                                              June 30,        March 31,
                                                                                2000            2000
                             ASSETS                                          ---------       ---------
                                                                            (Unaudited)
Cash and cash equivalents                                                    $ 167,215       $ 188,112
Accounts receivable, net                                                        90,050          75,911
Inventories                                                                     58,705          59,461
Prepaid expenses                                                                 5,479           3,523
Deferred tax asset                                                              38,101          35,549
Other current assets                                                             2,736           2,257
                                                                             ---------       ---------
   Total current assets                                                        362,286         364,813

Property, plant and equipment, net                                             521,292         439,030
Other assets                                                                     8,245           8,568
                                                                             ---------       ---------

   Total assets                                                              $ 891,823       $ 812,411
                                                                             =========       =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Short-term lines of credit                                                   $      --       $   9,000
Accounts payable                                                                88,154          67,861
Accrued liabilities                                                             48,777          36,879
Deferred income on shipments to distributors                                    64,166          54,760
                                                                             ---------       ---------
   Total current liabilities                                                   201,097         168,500

Pension accrual                                                                    905             918
Deferred tax liability                                                          18,882          18,697

Stockholders' equity:

Preferred stock, $.001 par value; authorized
 5,000,000 shares; no shares issued or outstanding                                  --              --
Common stock, $.001 par value; authorized 100,000,000 shares;
 issued 80,822,013 and outstanding 78,949,606 shares at June 30, 2000;              81              81
 issued 80,822,013 and outstanding 78,907,553 shares at March 31, 2000;
Additional paid-in capital                                                     330,470         318,341
Retained  earnings                                                             403,185         366,325
Less shares of common stock held in treasury at cost; 1,872,407 shares
  at June 30, 2000 and 1,914,460 at March 31, 2000                             (62,797)        (60,451)
                                                                             ---------       ---------
   Net stockholders' equity                                                    670,939         624,296

   Total liabilities and stockholders' equity                                $ 891,823       $ 812,411
                                                                             =========       =========

          See accompanying notes to consolidated financial statements

               MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (in thousands except per share amounts)


                                                     Three Months Ended June 30,
                                                     ---------------------------
                                                        2000              1999
                                                     ---------         ---------
                                                             (Unaudited)
Net sales                                           $ 157,737         $ 107,710
Cost of sales                                          72,173            52,955
                                                    ---------         ---------
       Gross profit                                    85,564            54,755

Operating expenses:
  Research and development                             14,818            10,307
  Selling, general and administrative                  22,712            16,866
                                                    ---------         ---------
                                                       37,530            27,173

Operating income                                       48,034            27,582

Other income (expense):
  Interest income                                       2,471               242
  Interest expense                                       (139)             (262)
  Other, net                                              126               107
                                                    ---------         ---------

Income  before income  taxes                           50,492            27,669

Income taxes                                           13,632             7,470
                                                    ---------         ---------

Net income                                          $  36,860         $  20,199
                                                    =========         =========

Basic net income per share                          $    0.47         $    0.27
                                                    =========         =========

Diluted net income per share                        $    0.44         $    0.25
                                                    =========         =========

Weighted average common shares outstanding             78,931            76,071
                                                    =========         =========
Weighted average common and potential common
 shares outstanding                                    84,217            80,681
                                                    =========         =========

          See accompanying notes to consolidated financial statements

               MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                     Three Months Ended June 30,
                                                     ---------------------------
                                                       2000              1999
                                                     ---------         ---------
                                                           (Unaudited)
Cash flows from operating activities:
  Net income                                         $  36,860        $  20,199
  Adjustments to reconcile net income to net cash
   provided by operating activities:
   Provision for doubtful accounts                         355               15
   Provision for inventory valuation                     1,385               --
   Provision for pension accrual                            48              151
   Depreciation and amortization                        21,679           15,712
   Amortization of purchased technology                    927               75
   Deferred income taxes                                (2,367)             997
   Tax benefit from exercise of stock options            6,964               --
   Increase in accounts receivable                     (14,494)          (3,575)
   (Increase) decrease in inventories                     (629)           5,381
   Increase (decrease) in accounts payable and
    accrued liabilities                                 32,190           (1,261)
   Change in other assets and liabilities                6,306            2,037
                                                     ---------        ---------

Net cash provided by operating activities               89,224           39,731
                                                     ---------        ---------
Cash flows from investing activities:
  Capital expenditures                                (103,941)         (23,273)
                                                     ---------        ---------

Net cash used in investing activities                 (103,941)         (23,273)
                                                     ---------        ---------
Cash flows from financing activities:
  Repayment of lines of credit                          (9,000)         (10,509)
  Payments on long-term debt                                --           (1,403)
  Payments on capital lease obligations                     --             (201)
  Proceeds from sale of stock and put options            2,820            9,049
                                                     ---------        ---------

Net cash used in financing activities                   (6,180)          (3,064)
                                                     ---------        ---------
Net (decrease) increase in cash and cash
 equivalents                                           (20,897)          13,394

Cash and cash equivalents at beginning of year         188,112           30,826
                                                     ---------        ---------

Cash and cash equivalents at end of year             $ 167,215        $  44,220
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

         The accompanying financial statements have been prepared in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission. In the Company's opinion, the accompanying financial statements include all adjustments of a normal recurring nature which are necessary for a fair presentation of the results for the interim periods presented. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations. It is suggested that these financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 2000. The results of operations for the three months ended June 30, 2000 and 1999 are not necessarily indicative of the results to be expected for the full fiscal year.

(2) ACCOUNTS RECEIVABLE

         Accounts receivable consists of the following (amounts in thousands):

                                                         June 30,      March 31,
                                                          2000           2000
                                                         -------        -------
                                                       (unaudited)

         Trade accounts receivable                       $92,331        $77,945
         Other                                               851            703
                                                         -------        -------
                                                          93,182         78,648
         Less allowance for doubtful accounts              3,132          2,737
                                                         -------        -------
                                                         $90,050        $75,911
                                                         =======        =======

(3) INVENTORIES

         The components of inventories are as follows (amounts in thousands):

                                                         June 30,      March 31,
                                                          2000           2000
                                                         -------        -------
                                                       (unaudited)

         Raw materials                                   $ 8,385       $ 7,724
         Work in process                                  37,255        35,914
         Finished goods                                   21,220        22,873
                                                         -------       -------
                                                          66,860        66,511

         Less allowance for inventory valuation            8,155         7,050
                                                         -------       -------
                                                         $58,705       $59,461
                                                         =======       =======

(4) PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment consists of the following (amounts in thousands):

                                                         June 30,      March 31,
                                                          2000           2000
                                                         -------        -------
                                                       (unaudited)

         Land                                           $ 11,545       $ 11,545
         Building and building improvements              109,311         90,069
         Machinery and equipment                         560,629        479,509
         Projects in process                             118,468        100,293
                                                        --------       --------
                                                         799,953        681,416

         Less accumulated depreciation
         and amortization                                278,661        242,386
                                                        --------       --------
                                                        $521,292       $439,030
                                                        ========       ========

(5) LINES OF CREDIT

         On May 31, 2000, the Company entered into a new unsecured revolving credit facility with a syndicate of banks totaling $100.0 million, bearing interest at LIBOR plus 0.625%. We can elect to increase the facility to $150.0 million, subject to certain conditions set forth in the credit agreement. This facility has a termination date of May 31, 2003. There were no borrowings against this line of credit as of June 30, 2000. We are required to achieve certain financial ratios and operations results to maintain this line of credit. Our ability to fully utilize this credit facility is dependent on our being in compliance with such covenants and ratios. The Company was in compliance with these covenants as of June 30, 2000.

         At March 31, 2000, and through May 31, 2000, the Company had an unsecured line of credit with a syndicate of U.S. banks for up to $90,000,000, bearing interest at LIBOR plus 0.325%. The Company had utilized $9,000,000 of this line of credit as of March 31, 2000. This agreement between the Company and the syndicate of banks required the Company to achieve certain financial ratios and operating results. The Company was in compliance with these covenants as of March 31 and May 31, 2000, respectively.

         The Company has an additional unsecured line of credit with various Taiwan financial institutions for up to $36,400,000 (U.S. Dollar equivalent). These borrowings are predominantly denominated in U.S. Dollars, bearing interest at the Singapore Interbank Offering Rate (SIBOR) 7.005% at June 30, 2000 plus 0.692% (average) and expiring on various dates through March 31, 2001. There were no borrowings against this line of credit as of June 30, 2000, but an allocation of $981,000 of the available line was made, relating to import guarantees associated with the Company's business in Thailand. There were no borrowings against this line of credit as of March 31, 2000, but an allocation of $1,934,000 of the available line was made, relating to import guarantees associated with the Company's business in Thailand.

(6) STOCKHOLDERS' EQUITY

         During the three months ended June 30, 2000 and June 30, 1999, the Company received 123,262 shares and 1,257,717 shares, respectively, in connection with its net shares settled forward contract. The net shares settled forward contract could obligate the Company to purchase shares of the Company's

Common Stock in the future if the price of the Company's Common Stock is below the strike price of the instruments. The expiration date of this transaction is May 2001, with quarterly interim settlement dates.

         The Company expects from time to time to purchase shares of Common Stock in connection with its authorized Common Stock repurchase plan.

(7) NET INCOME PER SHARE

         The following table sets forth the computation of basic and diluted net income per share (in thousands except per share amounts):

                                                           Three Months Ended
                                                               June 30,
                                                              (Unaudited)
                                                         -----------------------
                                                          2000            1999
                                                         -------         -------

         Net income                                      $36,860         $20,199
                                                         =======         =======
         Weighted average common
         shares outstanding                               78,931          76,071

         Dilutive effect of stock options                  5,286           4,610
                                                         -------         -------
         Weighted average common and
         potential common shares outstanding              84,217          80,681
                                                         =======         =======

         Basic net income per share                      $  0.47         $  0.27
                                                         =======         =======
         Diluted net income per share                    $  0.44         $  0.25
                                                         =======         =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         The following table sets forth certain operational data as a percentage of net sales for the periods indicated:

                                                     Three Months Ended June 30,
                                                     ---------------------------
                                                      2000               1999
                                                      ----               ----

         Net sales .............................      100.0%            100.0%
         Cost of sales .........................       45.8%             49.2%
                                                      -----             -----
         Gross profit ..........................       54.2%             50.8%
         Research and development ..............        9.4%              9.6%
         Selling, general and administrative....       14.4%             15.6%
                                                      -----             -----
         Operating income ......................       30.4%             25.6%
                                                      =====             =====
RECENT DEVELOPMENT

         On July 26, 2000, we closed the acquisition of a semiconductor manufacturing complex located in Puyallup, Washington, from Matsushita Semiconductor Corporation of America. The acquisition was pursuant to a Purchase and Sale Agreement between Matsushita Semiconductor Corporation of America and us, dated as of May 23, 2000, and as subsequently amended by a First Addendum and Second Addendum. The Purchase and Sale Agreement, and the subsequent amendments, were filed as Exhibits 2.1, 2.2 and 2.3 to our Current Report on Form 8-K, filed on July 26, 2000.

         Pursuant to the Purchase and Sale Agreement, we acquired, subject to specific exclusions as set forth in the Purchase and Sale Agreement, certain of the assets of Matsushita Semiconductor Corporation of America, consisting of inoperative semiconductor manufacturing facilities and real property located in Puyallup, Washington, and certain personal property located thereon or used in connection with the facility. The total purchase price paid by us for the acquisition was $80 million in cash. See the discussion under "Liquidity and Capital Resources," beginning on page 14.

         We will initially produce 8-inch wafers using our 0.7 and 0.5 micron process technologies at the Puyallup facility. The facility will also house manufacturing operations, offices, meeting rooms and support functions. We currently intend to begin installing wafer processing equipment in November 2000, with volume production at the facility expected to begin in August 2001.

         THE FOREGOING STATEMENTS RELATED TO THE TIMING OF EQUIPMENT INSTALLATION AND THE COMMENCEMENT OF VOLUME PRODUCTION AT OUR PUYALLUP, WASHINGTON FACILITY ARE FORWARD-LOOKING STATEMENTS. THESE STATEMENTS INVOLVE RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY, INCLUDING BUT NOT LIMITED TO FUTURE DEMAND FOR OUR PRODUCTS, DELAYS IN FACILITIZATION OF THE PUYALLUP, WASHINGTON FACILITY, AVAILABILITY OF EQUIPMENT AND OTHER SUPPLIES, GENERAL ECONOMIC CONDITIONS, AND OTHER RISKS DETAILED IN OUR 10-K FOR THE FISCAL YEAR ENDED MARCH 31, 2000 FILED ON JUNE 7, 2000.

NET SALES

         Microchip's net sales for the quarter ended June 30, 2000 were $157.7 million, an increase of 46.4% over sales of $107.7 million for the corresponding quarter of the previous fiscal year, and an increase of 12.0% from the previous quarter's sales of $140.8 million.

         Our microcontroller and analog product lines represents the largest component of our total net sales. Microcontrollers, associated application development systems and analog products accounted for 75% of our net sales for the three months ended June 30, 2000 and 79% of our total net sales in the three months ended June 30, 1999. A related component of our product sales consists primarily of Serial EEPROM memories which accounted for 25% of our total net sales in the three months ended June 30, 2000 and 21% of total net sales in the three months ended June 30, 1999.

         Our net sales in any given quarter depend upon a combination of orders received in that quarter for shipment in that quarter, which we refer to as turns orders, and shipments from backlog. The percentage of turns orders has fluctuated over the last three years. Currently, we are experiencing turns orders at the lowest point of the historical range for net sales requirements. Despite the recent improvement in the turns orders requirement for our business, turns orders are difficult to predict, and we may not experience the combination of turns orders and shipments from backlog in any quarter that would be sufficient to achieve anticipated growth in net sales. If we do not achieve a sufficient level of turns orders in a particular quarter, our revenues and operating results would be adversely affected.

         Historically, average selling prices in the semiconductor industry decrease over the life of any particular product. The overall average selling prices of our microcontroller products have remained relatively constant, while average selling prices of our memory products had declined through the end of fiscal 2000. However, during the quarter ended June 30, 2000, prices for our memory products increased due primarily to the dynamics of the supply and demand environment. Future changes to memory pricing will be predominantly driven by market conditions. We have experienced, and expect to continue to experience, pricing pressure in certain microcontroller product lines, due primarily to competitive conditions. We have been able to maintain average selling prices by continuing to introduce new products with more features and higher prices, thereby offsetting price declines in older products. We may be unable to maintain average selling prices for our microcontroller or other products as a result of increased pricing pressure in the future, which would reduce our operating results.

         THE FOREGOING STATEMENTS REGARDING TURNS ORDERS, AVERAGE SELLING PRICES, MEMORY PRODUCT PRICING AND PRICING PRESSURES ARE FORWARD LOOKING STATEMENTS. ACTUAL RESULTS COULD DIFFER MATERIALLY BECAUSE OF THE FOLLOWING FACTORS, AMONG OTHERS: THE LEVEL OF ORDERS THAT ARE RECEIVED AND CAN BE SHIPPED IN A QUARTER; INVENTORY MIX AND TIMING OF CUSTOMER ORDERS; COMPETITION AND COMPETITIVE PRESSURES ON PRICING AND PRODUCT AVAILABILITY; CUSTOMERS' INVENTORY LEVELS, ORDER PATTERNS AND SEASONALITY; THE CYCLICAL NATURE OF BOTH THE SEMICONDUCTOR INDUSTRY AND THE MARKETS ADDRESSED BY THE COMPANY'S PRODUCTS; MARKET ACCEPTANCE OF THE PRODUCTS OF BOTH THE COMPANY AND ITS CUSTOMERS; DEMAND FOR THE COMPANY'S PRODUCTS; FLUCTUATIONS IN PRODUCTION YIELDS, PRODUCTION EFFICIENCIES AND OVERALL CAPACITY UTILIZATION; CHANGES IN PRODUCT MIX; AND ABSORPTION OF FIXED COSTS, LABOR AND OTHER FIXED MANUFACTURING COSTS.

         Distributors accounted for 66% of our net sales to customers in the three months ended June 30, 2000 and 62% in the three months ended June 30, 1999. Our largest distributor accounted for 14% of our total net sales for the three months ended June 30, 2000 and 13% of our total net sales for the three months ended June 30, 1999. Generally, we do not have long-term agreements with our distributors and our distributors may terminate their relationship with us with little or no advanced notice. The loss of, or the disruption in the operations of, one or more of our distributors could reduce our future net sales in a given quarter and could result in an increase in inventory returns.

         Sales to foreign customers represented 72% of our net sales in the three months ended June 30, 2000 and 67% of our net sales in the three months ended June 30, 1999. Our sales to foreign customers have been predominantly in Asia and Europe, which we attribute to the manufacturing strength in those areas for consumer, automotive, office automation, communications and industrial products. The majority of foreign sales are U.S. Dollar denominated. We enter into hedging transactions from time to time to minimize exposure to currency rate fluctuations. Although none of the countries in which we conduct significant foreign operations have had a highly inflationary economy in the last five years, there is no assurance that inflation rates or fluctuations in foreign currency rates in countries where we conduct operations will not adversely affect our operating results in the future.

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

GROSS PROFIT

         In the three months ended June 30, 2000, our gross profit was $85.6 million, and our gross profit was $54.8 million in the three months ended June 30, 1999. Gross profit as a percent of sales was 54.2% for the quarter ended June 30, 2000 and 50.8% in quarter ended June 30, 1999. The most significant factors affecting gross profit percentage were increased 8-inch wafer production levels, continued cost reductions in wafer fabrication, assembly and test manufacturing, a stable pricing market for microcontroller products, and pricing increases for memory products. We continue to transition products to smaller geometries and to larger wafer sizes to reduce future manufacturing costs. We continue to increase our manufacturing capacity for 8-inch wafers and to transition products to our 0.7 micron and 0.5 micron processes. We anticipate that gross product margins will fluctuate over time, driven primarily by the product mix of microcontroller products and related memory products, manufacturing yields, fixed cost absorption, wafer fab loading levels and competitive and economic conditions.

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

FOR OUR PRODUCTS; COMPETITION AND COMPETITIVE PRESSURE ON PRICING; CHANGES IN PRODUCT MIX; AND OTHER ECONOMIC CONDITIONS.

         Currently, the majority of our assembly operations, and a portion of our test requirements, are performed by third-party contractors located throughout Asia. Our reliance on third parties involves some reduction in our level of control over these portions of our business. While we review the quality, delivery and cost performance of these third-party contractors, there can be no assurance that reliance on third-party contractors will not adversely impact results in future reporting periods if any third-party contractor is unable to maintain assembly and test yields and costs at approximately their current levels. Third-party assembly and test companies are experiencing high demand and utilization of their current capacity which could lead to capacity shortages in the industry. Accordingly, we are in the process of implementing in-house assembly operations and have shifted a portion of our assembly operations from third-party contractors to fill this capacity. Approximately 40% of our assembly requirements were being performed in our Thailand facility during the three months ended June 30, 2000. We are dependent on third-party contractors for the balance of our requirements.

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

RESEARCH AND DEVELOPMENT

         We are committed to investing in new and enhanced products, including development systems software, and in our design and manufacturing process technology. We believe these investments are significant factors in maintaining our competitive position. Research and development in the current quarter increased by 43.8% as compared to the corresponding quarter of the previous fiscal year, and increased by 18.7% from the previous quarter.

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

SELLING, GENERAL AND ADMINISTRATIVE

         We increased our level of selling, general and administrative costs to $22.7 million in the current quarter as compared to $16.9 million in the first quarter of the previous fiscal year and $21.2 million in the immediately preceding quarter. Selling, general and administrative costs represented 14.4% of sales in the current fiscal quarter as compared to 15.6% of sales in the first quarter of the previous fiscal year and 15.1% of sales in the immediately preceding quarter. Effective April 1, 2000, we terminated our contractual relationships with predominately all manufacturers' representatives in the Americas. During the quarter ended June 30, 2000, we added additional resources to our direct sales force focusing on the Americas territories. This transition was completed without affecting operating results, however, there can be no assurance that we can retain qualified personnel to support our sales efforts. We expect selling, general and administrative costs to rise over time as we continue to invest in incremental worldwide sales and technical support resources to promote our embedded control products.

OTHER INCOME (EXPENSE)

         Interest income in the three months ended June 30, 2000 increased from the corresponding quarter of the previous fiscal year as a result of higher invested cash balances related to our secondary offering completed in March of 2000. Interest expense in the three months ended June 30, 2000 decreased from the corresponding quarter of the previous fiscal year as a result of lower borrowing levels of our credit facilities. The net of our interest income and expense will decrease over the remaining quarters of this fiscal year as our invested cash balances decrease to fund our capital expansion. Other income represents numerous immaterial non-operating items.

PROVISION FOR INCOME TAXES

         Provisions for income taxes reflect tax on foreign earnings and federal and state tax on U.S. earnings. We had an effective tax rate of 27.0% for the three months ended June 30, 2000 and 27.0% for the three months ended June 30, 1999, due primarily to lower tax rates at our foreign locations. We believe that our tax rate for the foreseeable future will be approximately 27%. THE FOREGOING STATEMENT REGARDING OUR ANTICIPATED FUTURE TAX RATE IS A FORWARD-LOOKING STATEMENT. ACTUAL RESULTS COULD DIFFER MATERIALLY BECAUSE OF THE FOLLOWING FACTORS, AMONG OTHERS: CURRENT TAX LAWS AND REGULATIONS; TAXATION RATES IN GEOGRAPHIC REGIONS WHERE WE HAVE SIGNIFICANT OPERATIONS; AND CURRENT TAX HOLIDAYS AVAILABLE IN FOREIGN LOCATIONS.

EURO CONVERSION ISSUES

         We operate in the European Market and currently generate approximately one third of our total net sales from customers located in Europe. Our commercial headquarters in Europe are located in the United Kingdom, which is not currently one of the 11 member states of the European Union converting to a common currency.

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

LIQUIDITY AND CAPITAL RESOURCES

         We had $167.2 million in cash and cash equivalents at June 30, 2000, a decrease of $20.9 million from the March 31, 2000 balance. During the fiscal year ended March 31, 2000, and through May 31, 2000, we maintained an unsecured line of credit with a syndicate of domestic banks totaling $90.0 million. Borrowings under the domestic line of credit as of March 31, 2000 were $9.0 million. We were required to achieve certain financial ratios and operations results to maintain the domestic line of credit. We were in compliance with these covenants at March 31, 2000. We also maintain an unsecured short-term line of credit totaling $36.4 million with certain foreign banks. There were no borrowings under the foreign line of credit as of March 31, 2000. There are no covenants related to the foreign line of credit.

         On May 31, 2000, we entered into a new unsecured revolving credit facility with a syndicate of banks totaling $100.0 million. We can elect to increase the facility to $150.0 million, subject to certain conditions set forth in the credit agreement. This facility has a termination date of May 31, 2003. This facility replaces the $90.0 million line of credit described above. There were no borrowings against this line of credit as of June 30, 2000. We are required to achieve certain financial ratios and operations results to maintain this line of credit. At June 30, 2000, an aggregate of $135.4 million of our credit facilities were available, subject to financial covenants and ratios with which we were in compliance. Our ability to fully utilize our credit facilities is dependent on our remaining in compliance with such covenants and ratios.

         During the three months ended June 30, 2000, we generated $89.2 million of cash from operating activities, an increase of $49.5 million from the three months ended June 30, 1999. The increase in cash flow from operations was primarily due to increased profitability and the impact of changes in accounts payable and accrued liabilities, depreciation and other assets and liabilities.

         Our level of capital expenditures varies from time to time as a result of actual and anticipated business conditions. Capital expenditures in the three months ended June 30, 2000 were $103.9 million, as compared to $23.3 million for the three months ended June 30, 1999. Capital expenditures were primarily for the expansion of production capacity and the addition of research and development equipment in each of these periods. We currently intend to spend approximately $510 million during the next 12 months for additional capital, including:

     * equipment to increase capacity at our existing wafer fabrication facilities
     * acquisition, facilitization and start-up of the Puyallup, Washington semiconductor manufacturing complex
     *    expansion of product test operations
     *    development of in-house assembly capability, and
     *    incremental infrastructure to support the growth of the business.

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

         Net cash used in financing activities was $6.2 million for the three months ended June 30, 2000 and $3.1 million for the three months ended June 30, 1999. Proceeds from sale of stock and put options were $2.8 million in the three months ended June 30, 2000 and $9.0 million for the three months ended June 30, 1999. Payments on long-term debt and capital lease obligations were $1.6 million for the three months ended June 30, 1999. Repayments on lines of credit were $9.0 million for the three months ended June 30, 2000 and $10.5 million for the three months ended June 30, 1999.

         We have outstanding a net shares settled forward contract and received 123,262 shares in the three months ended June 30, 2000 and 1,257,717 shares in the three months ended June 30, 1999 in connection with this transaction. See
Note 6 to "Consolidated Financial Statements." The net shares settled forward contract could obligate us to purchase shares of our Common Stock in the future if the price of the our Common Stock is below the strike price of the instruments.

         We expect from time to time to purchase shares of Common Stock in connection with our authorized stock purchase program. We will also have cash requirements associated with our purchase and facilitization of the Puyallup semiconductor manufacturing complex, which is described under "Recent Developments" at page 9, above.

         We believe that our existing sources of liquidity combined with cash generated from operations will be sufficient to meet our currently anticipated cash requirements for at least the next 12 months. However, the semiconductor industry is capital intensive. In order to remain competitive, we must continue to make significant investments in capital equipment for both production and research and development. We may seek additional equity or debt financing during the next 12 months for the capital expenditures required to acquire, maintain or expand our wafer fabrication and product test facilities, or other purposes. The timing and amount of any such capital requirements will depend on a number of factors, including demand for our products, product mix, changes in industry conditions and competitive factors. There can be no assurance that such financing will be available on acceptable terms, and any additional equity financing could result in additional dilution to existing investors.

                           PART II. OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits.

          Exhibit 27 - Financial Data Schedule.

     (b)  Reports on Form 8-K.

          The registrant did not file any reports on Form 8-K during the quarter ended June 30, 2000.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  MICROCHIP TECHNOLOGY INCORPORATED


Date: August 4, 2000              By: /s/ Gordon Parnell
     ---------------                 ------------------------------
                                     Gordon Parnell
                                     Vice President and Chief Financial Officer
                                     (Duly Authorized Officer, and
                                     Principal Financial and Accounting Officer)