Form 10-Q
period 2000-09-30
MICROCHIP TECHNOLOGY INC
filed 2000-11-14
CIK 827054

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended SEPTEMBER 30, 2000.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ___________to ____________.

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

                 2355 W. Chandler Blvd., Chandler, AZ 85224-6199
                                 (480) 792-7200
               (Address, Including Zip Code, and Telephone Number,
                      Including Area Code, of Registrant's
                          Principal Executive Offices)

The registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.

Yes [X] No [ ]

The number of shares outstanding of the issuer's common stock, as of November 3, 2000:

COMMON STOCK, $.001 PAR VALUE: 119,260,574 SHARES

               MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES

                                      INDEX
                                                                            Page
                                                                            ----
PART I. FINANCIAL INFORMATION.

     Item 1. Financial Statements

             Condensed Consolidated Balance Sheets -
               September 30, 2000 and March 31, 2000...........................3

             Condensed Consolidated Statements of Income -
               Three and Six Months Ended September 30, 2000
               and September 30, 1999..........................................4

             Condensed Consolidated Statements of Cash Flows -
               Six Months Ended September 30, 2000 and September 30, 1999......5

             Notes to Condensed Consolidated Financial Statements..............6

     Item 2. Management's Discussion and Analysis of
             Financial Condition and Results of Operations.....................9

     Item 3. Quantitative and Qualitative Disclosures about Market Risk.......16

PART II.      OTHER INFORMATION.

     Item 4. Submission of Matters to a Vote of Security Holders..............16

     Item 6. Exhibits and Reports on Form 8-K.................................18

SIGNATURES ...................................................................19

               MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                       (in thousands except share amounts)

                                                                                 September 30,    March 31,
                                                                                     2000           2000
                                                                                  ---------      ---------
                                     ASSETS                                       (Unaudited)
Cash and cash equivalents                                                         $ 117,088      $ 188,112
Accounts receivable, net                                                             84,736         75,911
Inventories                                                                          62,849         59,461
Prepaid expenses                                                                      4,905          3,523
Deferred tax asset                                                                   41,961         35,549
Other current assets                                                                  1,728          2,257
                                                                                  ---------      ---------
      Total current assets                                                          313,267        364,813

Property, plant and equipment, net                                                  652,300        439,030
Other assets                                                                          8,242          8,568
                                                                                  ---------      ---------

      Total assets                                                                $ 973,809      $ 812,411
                                                                                  =========      =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Short-term lines of credit                                                        $      --      $   9,000
Accounts payable                                                                     84,366         67,861
Accrued liabilities                                                                  59,345         36,879
Deferred income on shipments to distributors                                         65,523         54,760
                                                                                  ---------      ---------
      Total current liabilities                                                     209,234        168,500

Pension accrual                                                                         866            918
Deferred tax liability                                                               19,066         18,697

Stockholders' equity:

Preferred Stock, $.001 par value; authorized
  5,000,000 shares; no shares issued or outstanding.                                     --             --
Common Stock, $.001 par value; authorized 300,000,000 shares;
  issued 121,233,019 and outstanding 119,196,721 shares at September 30, 2000;          121            121
  issued 121,233,019 and outstanding 118,361,330 shares at March 31, 2000;
Additional paid-in capital                                                          347,040        318,301
Retained  earnings                                                                  445,519        366,325
Less shares of common stock held in treasury at cost; 2,036,298 shares at
  September 30, 2000 and 2,871,689 shares at March 31, 2000.                        (48,037)       (60,451)
                                                                                  ---------      ---------
      Net stockholders' equity                                                      744,643        624,296

      Total liabilities and stockholders' equity                                  $ 973,809      $ 812,411
                                                                                  =========      =========

(Shares and per share amounts have been restated to reflect a 3-for-2 stock split effected September 26, 2000.)

     See accompanying notes to condensed consolidated financial statements.

               MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                       (in thousands except share amounts)

                                                  Three Months Ended            Six Months Ended
                                                     September 30,                September 30,
                                               ------------------------      ------------------------
                                                  2000          1999           2000            1999
                                               ---------      ---------      ---------      ---------
                                              (Unaudited)                   (Unaudited)
Net sales                                      $ 176,310      $ 118,021      $ 334,047      $ 225,731
Cost of sales                                     79,149         57,244        151,322        110,199
                                               ---------      ---------      ---------      ---------
      Gross profit                                97,161         60,777        182,725        115,532

Operating expenses:
  Research and development                        16,933         10,652         31,751         20,959
  Selling, general and administrative             24,213         19,076         46,925         35,942
                                               ---------      ---------      ---------      ---------
                                                  41,146         29,728         78,676         56,901

Operating income                                  56,015         31,049        104,049         58,631

Other income (expense):
  Interest income                                  1,944            418          4,415            660
  Interest expense                                  (176)          (206)          (315)          (468)
  Other, net                                         209            365            335            472
                                               ---------      ---------      ---------      ---------

Income  before income  taxes                      57,992         31,626        108,484         59,295

Income taxes                                      15,658          8,538         29,290         16,008
                                               ---------      ---------      ---------      ---------

Net income                                     $  42,334      $  23,088      $  79,194      $  43,287
                                               =========      =========      =========      =========

Basic net income per share                     $    0.36      $    0.20      $    0.67      $    0.38
                                               =========      =========      =========      =========


Diluted net income per share                   $    0.33      $    0.19      $    0.63      $    0.36
                                               =========      =========      =========      =========

Weighted average common shares outstanding       118,854        114,271        118,627        114,478
                                               =========      =========      =========      =========
Weighted average common and potential common
 shares outstanding                              126,738        121,311        126,466        121,145
                                               =========      =========      =========      =========

(Shares and per share amounts have been restated to reflect a 3-for-2 stock split effected September 26, 2000.)

     See accompanying notes to condensed consolidated financial statements.

               MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (in thousands)

                                                          Six Months Ended
                                                            September 30,
                                                      ------------------------
                                                         2000           1999
                                                      ---------      ---------
Cash flows from operating activities:                        (Unaudited)
  Net income                                          $  79,194      $  43,287
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Provision for doubtful accounts                         870            222
    Provision for inventory valuation                     3,589          1,120
    Provision for pension accrual                            93            193
    Depreciation and amortization                        47,323         31,178
    Amortization of purchased technology                  1,529            150
    Deferred income taxes                                (6,043)         1,134
    Tax benefit from exercise of stock options           13,545          6,435
    Increase in accounts receivable                      (9,695)        (7,350)
    (Increase) decrease in inventories                   (6,977)         4,582
    Increase in accounts payable and
     accrued liabilities                                 38,971         16,462
    Change in other assets and liabilities                8,562          3,763
                                                      ---------      ---------

Net cash provided by operating activities               170,961        101,176
                                                      ---------      ---------
Cash flows from investing activities:
  Capital expenditures                                 (260,593)       (74,999)
                                                      ---------      ---------

Net cash used in investing activities                  (260,593)       (74,999)
                                                      ---------      ---------
Cash flows from financing activities:
  Repayment of lines of credit                           (9,000)       (26,509)
  Payments on long-term debt                                 --         (1,403)
  Payments on capital lease obligations                      --           (305)
  Proceeds from sale of stock and put options            27,608         15,157
                                                      ---------      ---------

Net cash provided by (used in) financing activities      18,608        (13,060)
                                                      ---------      ---------

Net (decrease) increase in cash and cash equivalents    (71,024)        13,117

Cash and cash equivalents at beginning of year          188,112         30,826
                                                      ---------      ---------

Cash and cash equivalents at end of year              $ 117,088      $  43,943
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

     The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission. In the Company's opinion, the accompanying condensed consolidated financial statements include all adjustments of a normal recurring nature which are necessary for a fair presentation of the results for the interim periods presented. Certain information and footnote disclosures normally included in consolidated financial statements have been condensed or omitted pursuant to such rules and regulations. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 2000. The results of operations for the six months ended September 30, 2000 and 1999 are not necessarily indicative of the results to be expected for the full fiscal year.

(2) ACCOUNTS RECEIVABLE

     Accounts receivable consists of the following (amounts in thousands):

                                                        September 30,  March 31,
                                                            2000         2000
                                                          --------     --------
                                                        (unaudited)
     Trade accounts receivable                            $ 88,011     $ 77,945
     Other                                                     372          703
                                                          --------     --------
                                                            88,383       78,648
     Less allowance for doubtful accounts                    3,647        2,737
                                                          --------     --------
                                                          $ 84,736     $ 75,911
                                                          ========     ========

(3) INVENTORIES

     The components of inventories are as follows (amounts in thousands):

                                                      September 30,   March 31,
                                                          2000          2000
                                                        --------      --------
                                                                    (unaudited)
     Raw materials                                      $ 10,198      $  7,724
     Work in process                                      34,227        35,914
     Finished goods                                       27,818        22,873
                                                        --------      --------
                                                          72,243        66,511

     Less allowance for inventory valuation                9,394         7,050
                                                        --------      --------
                                                        $ 62,849      $ 59,461
                                                        ========      ========

(4) PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consists of the following (amounts in thousands):

                                                       September 30,  March 31,
                                                           2000         2000
                                                        ----------    ---------
                                                       (unaudited)
     Land                                               $   11,545    $  11,545
     Building and building improvements                    130,678       90,069
     Machinery and equipment                               624,520      479,509
     Projects in process                                   164,674      100,293
                                                        ----------    ---------
                                                           931,417      681,416

     Less accumulated depreciation
     and amortization                                      279,117      242,386
                                                        ----------    ---------
                                                        $  652,300    $ 439,030
                                                        ==========    =========

(5) LINES OF CREDIT

     On May 31, 2000, the Company entered into a new unsecured revolving credit facility with a syndicate of banks totaling $100.0 million, bearing interest at LIBOR plus 0.625%. We can elect to increase the facility to $150.0 million, subject to certain conditions set forth in the credit agreement. This facility has a termination date of May 31, 2003. There were no borrowings against this line of credit as of September 30, 2000. We are required to achieve certain financial ratios and operations results to maintain this line of credit. Our ability to fully utilize this credit facility is dependent on our being in compliance with such covenants and ratios. The Company was in compliance with these covenants as of September 30, 2000.

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

     The Company has an additional unsecured line of credit with various Asian financial institutions for up to $34,600,000 (U.S. Dollar equivalent). These borrowings are predominantly denominated in U.S. Dollars, bearing interest at the Singapore Interbank Offering Rate (SIBOR) 6.76% at September 30, 2000 plus 0.648% (average) and expiring on various dates through March 31, 2001. There were no borrowings against this line of credit as of September 30, 2000, but an allocation of $1,045,000 of the available line was made, relating to import guarantees associated with the Company's business in Thailand. There were no borrowings against this line of credit as of March 31, 2000, but an allocation of $1,934,000 of the available line was made, relating to import guarantees associated with the Company's business in Thailand.

(6) STOCKHOLDERS' EQUITY

     During the six months ended September 30, 2000 and September 30, 1999, the Company received 184,893 shares and 2,540,466 shares, respectively, in connection with its net shares settled forward contract. During the six months ended September 30, 2000, the Company received $17,008,000 in connection with its net shares settled forward contract. The net shares settled forward contract could obligate the Company to purchase shares of the Company's Common Stock in the future if the price of the Company's Common Stock is below the strike price of the instruments. The expiration date of this transaction is May 2001, with quarterly interim settlement dates.

(7) NET INCOME PER SHARE

     The following table sets forth the computation of basic and diluted net income per share (in thousands except per share amounts):

                                         Three Months Ended        Six Months Ended
                                            September 30,            September 30,
                                             (Unaudited)              (Unaudited)
                                        ---------------------     ---------------------
                                          2000         1999         2000         1999
                                        --------     --------     --------     --------
Net income                              $ 42,334     $ 23,088     $ 79,194     $ 43,287
                                        ========     ========     ========     ========
Weighted average common
shares outstanding                       118,854      114,271      118,627      114,478
                                        --------     --------     --------     --------

Dilutive effect of stock options           7,884        7,040        7,839        6,667
                                        --------     --------     --------     --------
Weighted average common and
potential common shares outstanding      126,738      121,311      126,466      121,145
                                        ========     ========     ========     ========

Basic net income per share              $   0.36     $   0.20     $   0.67     $   0.38
                                        ========     ========     ========     ========
Diluted net income per share            $   0.33     $   0.19     $   0.63     $   0.36
                                        ========     ========     ========     ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     The following table sets forth certain operational data as a percentage of net sales for the periods indicated:

                                         Three Months Ended     Six Months Ended
                                           September 30,         September 30,
                                          ----------------      ---------------
                                          2000       1999       2000      1999
                                          -----      -----      -----     -----
Net sales ...........................     100.0%     100.0%     100.0%    100.0%
Cost of sales .......................      44.9%      48.5%      45.3%     48.8%
                                          -----      -----      -----     -----
Gross profit ........................      55.1%      51.5%      54.7%     51.2%
Research and development ............       9.6%       9.0%       9.5%      9.3%
Selling, general and administrative .      13.7%      16.2%      14.1%     15.9%
                                          -----      -----      -----     -----
Operating income ....................      31.8%      26.3%      31.1%     26.0%
                                          =====      =====      =====     =====

RECENT DEVELOPMENT

     On October 26, 2000, we entered into an Agreement and Plan of Reorganization (the "Merger Agreement") with TelCom Semiconductor, Inc., a provider of a broad spectrum of high performance linear and mixed-signal integrated circuit solutions, to merge with TelCom in a stock-for-stock transaction. The merger is intended to qualify as a pooling of interests for accounting purposes. Completion of the acquisition is contingent upon approval by TelCom stockholders, the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Anti-trust Improvements Act, and other customary conditions. We expect this transaction to be completed during the first calendar quarter of 2001.

     We filed a current report on Form 8-K on October 30, 2000 relating to this transaction. A copy of the Merger Agreement was filed as Exhibit 2.1 to such Form 8-K.

     Under the terms of the definitive merger agreement, if the average closing price of our common stock for the ten trading days preceding the closing of the transaction is between $28.30 and $32.61, we will issue a number of shares of our common stock for each outstanding share of TelCom equal to $15.00 divided by such 10 day average price. If our ten day average closing price prior to the merger is less than $28.30, then each TelCom stockholder will receive .53 shares of our Common Stock, and if the ten day average price is greater than $32.61, then each TelCom stockholder will receive .46 shares of our Common Stock.

     THE FOREGOING STATEMENT RELATED TO THE EXPECTED CLOSING OF THE MERGER WITH TELCOM IS A FORWARD LOOKING STATEMENT. THIS STATEMENT INVOLVES RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY, INCLUDING BUT NOT LIMITED TO FAILURE OF THE TRANSACTION TO CLOSE DUE TO THE FAILURE TO OBTAIN REQUIRED REGULATORY OR STOCKHOLDER APPROVALS.

NET SALES

     Microchip's net sales for the quarter ended September 30, 2000 were $176.3 million, an increase of 49% over sales of $118.0 million for the corresponding quarter of the previous fiscal year, and an increase of 12% from the previous quarter's sales of $157.7 million.

     Our   microcontroller  and  analog  product  lines  represent  the  largest component of our total net sales. Microcontrollers, associated application development systems and analog products accounted for 70% of our net sales for the three months ended September 30, 2000 and 81% of our total net sales in the three months ended September 30, 1999. A related component of our product sales consists primarily of Serial EEPROM memories which accounted for 30% of our total net sales in the three months ended September 30, 2000 and 19% of total net sales in the three months ended September 30, 1999.

     Our net sales in any given quarter depend upon a combination of orders received in that quarter for shipment in that quarter, which we refer to as turns orders, and shipments from backlog. Turns orders were 20% of our net sales for the three months ended September 30, 2000 and 45% of our net sales for the three months ended September 30, 1999. The percentage of turns orders has fluctuated over the last three years between 20% and 65%. In order to achieve our projected net sales for the current quarter, we need to achieve turns orders of approximately 23%, which is near the low point of the historical range for net sales requirements. Over the next several quarters, we expect the level of turns orders to return to historical normal levels of approximately 35% to 45%. Despite the current low turns orders requirement for our business, turns orders are difficult to predict, and we may not experience the combination of turns orders and shipments from backlog in any quarter that would be sufficient to achieve anticipated growth in net sales. If we do not achieve a sufficient level of turns orders in a particular quarter, our revenues and operating results would be adversely affected.

     Historically, average selling prices in the semiconductor industry decrease over the life of any particular product. The overall average selling prices of our microcontroller products have remained relatively constant, while average selling prices of our memory products had declined through the end of fiscal 2000. However, during the quarter ended June 30, 2000, prices for our memory products increased due primarily to the dynamics of the supply and demand environment. During the quarter ended September 30, 2000, both microcontroller and memory product pricing remained relatively constant. We have experienced, and expect to continue to experience, pricing pressure in certain microcontroller product lines, due primarily to competitive conditions. We have been able to maintain average selling prices by continuing to introduce new products with more features and higher prices, thereby offsetting price declines in older products. We may be unable to maintain average selling prices for our microcontroller and memory products as a result of increased pricing pressure in the future, which would reduce our operating results.

     THE FOREGOING STATEMENTS REGARDING TURNS ORDERS, AVERAGE SELLING PRICES, MEMORY PRODUCT PRICING AND PRICING PRESSURES ARE FORWARD LOOKING STATEMENTS. ACTUAL RESULTS COULD DIFFER MATERIALLY BECAUSE OF THE FOLLOWING FACTORS, AMONG
OTHERS: THE LEVEL OF ORDERS THAT ARE RECEIVED AND CAN BE SHIPPED IN A QUARTER; INVENTORY MIX AND TIMING OF CUSTOMER ORDERS; COMPETITION AND COMPETITIVE PRESSURES ON PRICING AND PRODUCT AVAILABILITY; CUSTOMERS' INVENTORY LEVELS, ORDER PATTERNS AND SEASONALITY; THE CYCLICAL NATURE OF BOTH THE SEMICONDUCTOR INDUSTRY AND THE MARKETS ADDRESSED BY OUR PRODUCTS; MARKET ACCEPTANCE OF OUR PRODUCTS AND THOSE OF OUR CUSTOMERS; DEMAND FOR THE COMPANY'S PRODUCTS; FLUCTUATIONS IN PRODUCTION YIELDS, PRODUCTION EFFICIENCIES AND OVERALL CAPACITY UTILIZATION; CHANGES IN PRODUCT MIX; AND ABSORPTION OF FIXED COSTS, LABOR AND OTHER FIXED MANUFACTURING COSTS.

     Distributors accounted for 62% of our net sales to customers in the three months ended September 30, 2000 and 61% in the three months ended September 30, 1999. Our largest distributor accounted for 14% of our total net sales for the three months ended September 30, 2000 and 13% of our total net sales for the three months ended September 30, 1999. Generally, we do not have long-term agreements with our distributors and our distributors may terminate their relationship with us with little or no advanced notice. The loss of, or the disruption in the operations of, one or more of our distributors could reduce our future net sales in a given quarter and could result in an increase in inventory returns.

     Sales to foreign customers represented 69% of our net sales in each of the three months ended September 30, 2000 and September 30, 1999. Our sales to foreign customers have been predominantly in Asia and Europe, which we attribute to the manufacturing strength in those areas for automotive, communications, computing, consumer and industrial control products. The majority of our foreign sales are U.S. Dollar denominated. We enter into hedging transactions from time to time to minimize exposure to currency rate fluctuations. Although none of the countries in which we conduct significant foreign operations have had a highly inflationary economy in the last five years, there is no assurance that inflation rates or fluctuations in foreign currency rates in countries where we conduct operations will not adversely affect our operating results in the future.

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

GROSS PROFIT

     In the three months ended September 30, 2000, our gross profit was $97.2 million, and our gross profit was $60.8 million in the three months ended September 30, 1999. In the six months ended September 30, 2000, our gross profit was $182.7 million, and our gross profit was $115.5 million in the six months ended June 30, 1999. Gross profit as a percent of sales was 55.1% for the quarter ended September 30, 2000, and 51.5% in quarter ended September 30, 1999. The most significant factors affecting gross profit percentage were increased 8-inch wafer production levels, continued cost reductions in wafer fabrication and assembly and test manufacturing, and a stable pricing market for microcontroller and memory products. We continue to transition products to smaller geometries and to larger wafer sizes to reduce future manufacturing costs. We continue to increase our manufacturing capacity for 8-inch wafers and to transition products to our 0.7 micron and 0.5 micron processes. We anticipate that gross product margins will fluctuate over time, driven primarily by the product mix of microcontroller products and related memory products, manufacturing yields, fixed cost absorption, wafer fab loading levels and
competitive  and  economic   conditions.

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

     Currently, the majority of our assembly operations, and a portion of our test requirements, are performed by third-party contractors located throughout Asia. Our reliance on third parties involves some reduction in our level of control over these portions of our business. While we review the quality, delivery and cost performance of these third-party contractors, there can be no assurance that reliance on third-party contractors will not adversely impact results in future reporting periods if any third-party contractor is unable to maintain assembly and test yields and costs at approximately their current levels. Third-party assembly and test companies are experiencing high demand and utilization of their current capacity which could lead to capacity shortages in the industry. Accordingly, we have implemented in-house assembly operations and have shifted a portion of our assembly operations from third-party contractors to fill this capacity. Approximately 31% of our assembly requirements were being performed in our Thailand facility during the three months ended September 30, 2000. We are dependent on third-party contractors for the balance of our requirements.

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

RESEARCH AND DEVELOPMENT

     We are committed to investing in new and enhanced products, including development systems software, and in our design and manufacturing process technology. We believe these investments are significant factors in maintaining our competitive position. We increased our level of research and development costs to $16.9 million in the current quarter as compared to $10.7 million in the corresponding quarter of the previous fiscal year and $14.8 million in the immediately preceding quarter. The primary reason for the dollar increase in research and development costs relates to labor and recruitment costs associated with expanding our technical resources. Research and development in the current quarter increased by 59.0% as compared to the corresponding quarter of the previous fiscal year, and increased by 14.3% from the previous quarter.

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

SELLING, GENERAL AND ADMINISTRATIVE

     We increased our level of selling, general and administrative costs to $24.2 million in the current quarter as compared to $19.1 million in the corresponding quarter of the previous fiscal year and $22.7 million in the immediately preceding quarter. The primary reason for the dollar increase in selling, general and administrative costs relates to labor and recruitment costs associated with expanding our employment base to support the growth of our business. Selling, general and administrative costs represented 13.7% of sales in the current fiscal quarter as compared to 16.2% of sales in the corresponding quarter of the previous fiscal year and 14.4% of sales in the immediately preceding quarter. We expect selling, general and administrative costs to rise over time as we continue to invest in incremental worldwide sales and technical support resources to promote our embedded control products.

OTHER INCOME (EXPENSE)

     Interest income in the three months ended September 30, 2000 increased from the corresponding periods of the previous fiscal year as a result of higher invested cash balances due primarily to our secondary offering completed in March 2000. Interest expense in the three and six months ended September 30, 2000 decreased from the corresponding periods of the previous fiscal year as a result of lower borrowing levels of our credit facilities. The net of our interest income and expense will decrease over the remaining quarters of this fiscal year as our invested cash balances decrease to fund our capital expansion. Other income represents numerous immaterial non-operating items.

PROVISION FOR INCOME TAXES

     Provisions for income taxes reflect tax on foreign earnings and federal and state tax on U.S. earnings. We had an effective tax rate of 27.0% for the six months ended September 30, 2000 and 27.0% for the six months ended September 30, 1999, due primarily to lower tax rates at our foreign locations. We believe that our tax rate for the foreseeable future will be approximately 27%. THE FOREGOING STATEMENT REGARDING OUR ANTICIPATED FUTURE TAX RATE IS A FORWARD-LOOKING STATEMENT. ACTUAL RESULTS COULD DIFFER MATERIALLY BECAUSE OF THE FOLLOWING FACTORS, AMONG OTHERS: CURRENT TAX LAWS AND REGULATIONS; TAXATION RATES IN GEOGRAPHIC REGIONS WHERE WE HAVE SIGNIFICANT OPERATIONS; AND CURRENT TAX HOLIDAYS AVAILABLE IN FOREIGN LOCATIONS.

EURO CONVERSION ISSUES

     We operate in the European Market and currently generate approximately one third of our total net sales from customers located in Europe. Our commercial headquarters in Europe are located in the United Kingdom, which is not currently one of the 11 member states of the European Union converting to a common currency.

     We currently conduct 97.8% of our business in Europe in U.S. Dollars and 0.5% of our business in Europe in Pounds Sterling. The balance of our net sales is conducted in currencies which will eventually be replaced by the Euro. We will monitor the potential commercial impact of converting a portion of our current business to the Euro, but we do not currently anticipate any material impact to our business based on this transition. We do not currently anticipate any material impact to our business related to Euro matters from information technology, derivative transactions, tax issues and accounting software issues.

LIQUIDITY AND CAPITAL RESOURCES

     We had $117.1 million in cash and cash equivalents at September 30, 2000, a decrease of $71 million from the March 31, 2000 balance. We maintain an unsecured revolving credit facility with a syndicate of banks totaling $100.0 million. We can elect to increase the facility to $150.0 million, subject to certain conditions set forth in the credit agreement. This facility has a termination date of May 31, 2003. There were no borrowings against this line of credit as of September 30, 2000. We are required to achieve certain financial ratios and operations results to maintain this line of credit. We also maintain an unsecured short-term line of credit totaling $34.6 million with certain foreign banks. There were no borrowings under the foreign line of credit as of September 30, 2000. There are no covenants related to the foreign line of credit. At September 30, 2000, an aggregate of $133.6 million of our credit facilities were available, subject to financial covenants and ratios with which we were in compliance. Our ability to fully utilize our credit facilities is dependent on our remaining in compliance with such covenants and ratios.

     During the six months ended September 30, 2000, we generated $171.0 million of cash from operating activities, an increase of $69.8 million from the six months ended September 30, 1999. The increase in cash flow from operations was primarily due to increased profitability and the impact of changes in accounts payable and accrued liabilities, depreciation and other assets and liabilities.

     Our level of capital expenditures varies from time to time as a result of actual and anticipated business conditions. Capital expenditures in the six months ended September 30, 2000 were $260.6 million, as compared to $75.0 million for the six months ended September 30, 1999. Capital expenditures were primarily for the expansion of production capacity, including the purchase of the Puyallup, Washington semiconductor manufacturing complex, and the addition of research and development equipment in each of these periods. We currently intend to spend approximately $425 million during the next 12 months for additional capital, including:

     * equipment to increase capacity at our existing wafer fabrication facilities
     * facilitization and start-up of the Puyallup, Washington semiconductor manufacturing complex
     *    expansion of product test operations
     *    development of in-house assembly capability, and
     *    incremental infrastructure to support the growth of the business.

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

     Net cash provided by financing activities was $18.6 million for the six months ended September 30, 2000. Net cash used in financing activities was $13.1 million for the six months ended September 30, 1999. Proceeds from sale of stock and put options were $27.6 million, including $17.0 million related to our net shares settled forward contract, in the six months ended September 30, 2000 and $15.2 million for the six months ended September 30, 1999. Payments on long-term debt and capital lease obligations were $1.7 million for the six months ended September 30, 1999. Repayments on lines of credit were $9.0 million for the six months ended September 30, 2000 and $26.5 million for the six months ended September 30, 1999.

     We have outstanding a net shares settled forward contract and received 184,893 shares in the six months ended September 30, 2000 and 2,540,466 shares in the six months ended September 30, 1999 in connection with this transaction. During the six months ended September 30, 2000, we received $17.0 million in connection with our net shares settled forward contract. See Note 6 to "Condensed Consolidated Financial Statements." The net shares settled forward contract could obligate us to purchase shares of our Common Stock in the future if the price of the our Common Stock is below the strike price of the instruments.

     We believe that our existing sources of liquidity combined with cash generated from operations will be sufficient to meet our currently anticipated cash requirements for at least the next 12 months. However, the semiconductor industry is capital intensive. In order to remain competitive, we must continue to make significant investments in capital equipment for both production and research and development. We may seek additional equity or debt financing during the next 12 months for the capital expenditures required to maintain or expand our wafer fabrication and product assembly and test facilities, or other purposes. The timing and amount of any such capital requirements will depend on a number of factors, including demand for our products, product mix, changes in industry conditions and competitive factors. There can be no assurance that such financing will be available on acceptable terms, and any additional equity financing could result in additional dilution to existing investors.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Our investment portfolio, consisting of fixed income securities, was $119.6 million as of September 30, 2000, and $189.6 million as of March 31, 2000. These securities, like all fixed income instruments, are subject to interest rate risk and will decline in value if market interest rates increase. If market rates were to increase immediately and uniformly by 10% from the levels of September 30, 2000 and March 31, 2000, the decline in the fair value of our investment portfolio would not be material. Additionally, we have the ability to hold our fixed income investments until maturity and, therefore, we would not expect to recognize an adverse impact in income or cash flows.

     We have international operations and are thus subject to foreign currency rate fluctuations. To date, our exposure related to exchange rate volatility has not been significant. If the foreign currency rates fluctuate by 15% from the rates at September 30, 2000 and March 31, 2000, the effect on our financial position and results of operation would not be material.

     During the normal course of our business, we are routinely subjected to a variety of market risks, examples of which include, but are not limited to, interest rate movements and foreign currency fluctuations, as we discuss in this
Item 3, and collectability of accounts receivable. We constantly assess these risks and have established policies and procedures to protect against the advserse affects of these other potential exposures. Although we do not anticipate any material losses in these risk areas, no assurance can be made that material losses will not be incurred in these areas in the future.

     We believe that our market risk, as discussed in this Item 3, has not materially changed from March 31, 2000.

                           PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     (a) We held our Annual Meeting of Stockholders on August 18, 2000 (the "Meeting").

     (b) Steve Sanghi, Albert J. Hugo-Martinez, L.B. Day, Matthew W. Chapman and Wade F. Meyercord were elected as Directors at the Meeting.

     (c) The results of the vote on the matters voted upon at the Meeting were as follows:

         (i)   ELECTION OF DIRECTORS:

                                               For          Withheld/Abstain
                                               ---          ----------------
               Steve Sanghi                 70,004,428         2,290,705
               Albert J. Hugo-Martinez      70,003,274         2,291,859
               L.B. Day                     70,002,724         2,292,409
               Matthew W. Chapman           70,004,232         2,290,901
               Wade F. Meyercord            70,003,821         2,291,312

         (ii) APPROVAL OF AMENDMENT TO OUR RESTATED CERTIFICATE OF INCORPORATION TO INCREASE THE NUMBER OF AUTHORIZED SHARES OF COMMON STOCK, PAR VALUE $0.001 PER SHARE (THE "COMMON STOCK") FROM 100,000,000 TO 300,000,000:

                  For        Against    Withheld/Abstain     Broker Non-Votes
                  ---        -------    ----------------     ----------------
               63,252,540   8,947,899        94,694                -0-

         (iii) APPROVAL OF AMENDMENT TO THE MICROCHIP 1993 STOCK OPTION PLAN TO EXTEND ITS TERM:

                  For        Against    Withheld/Abstain     Broker Non-Votes
                  ---        -------    ----------------     ----------------
               60,830,810   1,720,360       138,566             9,605,397

         (iv) APPROVAL OF AMENDMENT TO THE MICROCHIP EMPLOYEE STOCK PURCHASE PLAN TO INCREASE BY 200,000 THE NUMBER OF SHARES OF COMMON STOCK RESERVED FOR ISSUANCE THEREUNDER:

                  For        Against    Withheld/Abstain     Broker Non-Votes
                  ---        -------    ----------------     ----------------
               61,520,916   1,045,135       123,685             9,605,397

         (v) APPROVAL OF AMENDMENT TO THE MICROCHIP EMPLOYEE STOCK PURCHASE PLAN TO EXTEND ITS TERM:

                  For        Against    Withheld/Abstain     Broker Non-Votes
                  ---        -------    ----------------     ----------------
               61,299,695   1,258,639       131,402             9,605,397

         (vi)  RATIFICATION   OF  APPOINTMENT  OF  KPMG  LLP  AS  THE  COMPANY'S
               INDEPENDENT AUDITORS FOR THE FISCAL YEAR ENDING MARCH 31, 2001:

                  For        Against    Withheld/Abstain     Broker Non-Votes
                  ---        -------    ----------------     ----------------
               71,920,921     250,702       123,510                -0-

The foregoing matters are described in more detail in our definitive proxy statement dated July 7, 2000 relating to the Meeting.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits.

          2.1 Agreement and Plan of Reorganization, dated as of October 26, by and among Microchip Technology Incorporated, a Delaware Corporation, Matchbox Acquisition Corp., a Delaware Corporation, and TelCom Semiconductor, Inc., a Delaware Corporation. [Incorporated by reference to Exhibit 2.1 to registrant's Current Report on Form 8-K filed on October 30, 2000]

          3.1 Certificate of Amendment to the Restated Certificate of Incorporation of Microchip Technology Incorporated.

          10.1 Modification Agreement dated as of August 31, 2000 to the Credit Agreement dated as of May 31, 2000 by and among Registrant, the Banks named therein, Bank One, NA, as LC Issuer and Administrative Agent, Wells Fargo Bank, National Association, as Syndication Agent and Bank of America, N.A., as Documentation Agent.

          10.2 Restated Microchip Technology Incorporated Employee Stock Purchase Plan, as amended through August 18, 2000.

          10.3 Microchip Technology Incorporated 1997 Nonstatutory Stock Option Plan, as amended through August 18, 2000.

          10.4 Microchip Technology Incorporated 1993 Stock Option Plan, as amended through August 18, 2000.

     (b)  Reports on Form 8-K.

          We filed a current report on Form 8-K on July 26, 2000 to report the acquisition of a semiconductor manufacturing complex located in Puyallup, Washington, from Matsushita Semiconductor Corporation of America. The Purchase and Sale Agreement between Microchip Technology Incorporated and Matsushita Semiconductor Corporation of America, dated as of May 23, 2000, and the subsequent amendments, were filed as Exhibits 2.1, 2.2 and 2.3 to the current report on Form 8-K.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        MICROCHIP TECHNOLOGY INCORPORATED


Date: November __, 2000                     By: /s/ Gordon Parnell
     ---------------------                  ------------------------------------
                                            Gordon Parnell
                                            Vice President and Chief Financial
                                            Officer (Duly Authorized Officer,
                                            and Principal Financial and
                                            Accounting Officer)

                                  EXHIBIT INDEX


Exhibit No.
-----------
   2.1 Agreement and Plan of Reorganization, dated as of October 26, by and among Microchip Technology Incorporated, a Delaware corporation, Matchbox Acquisition Corp., a Delaware corporation, and TelCom Semiconductor, Inc., a Delaware corporation. [Incorporated by reference to Exhibit 2.1 to Registrant's Current Report on Form 8-K filed on October 30, 2000]

   3.1 Certificate of Amendment to the Restated Certificate of Incorporation of Microchip Technology Incorporated

   10.1 Modification Agreement dated as of August 31, 2000 to the Credit Agreement dated as of May 31, 2000 by and among Registrant, the Banks named therein, Bank One, NA, as LC Issuer and Administrative Agent, Wells Fargo Bank, National Association, as Syndication Agent and Bank of America, N.A., as Documentation Agent

   10.2 Restated Microchip Technology Incorporated Employee Stock Purchase Plan, as amended through August 18, 2000

   10.3 Microchip Technology Incorporated 1997 Nonstatutory Stock Option Plan, as amended through August 18, 2000

   10.4 Microchip Technology Incorporated 1993 Stock Option Plan, as amended through August 18, 2000