Form 10-Q
period 2000-12-31
MICROCHIP TECHNOLOGY INC
filed 2001-02-14
CIK 827054

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the quarterly period ended DECEMBER 31, 2000.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from ______________ to ______________.


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

The number of shares outstanding of the issuer's common stock, as of February 12, 2001:

               COMMON STOCK, $.001 PAR VALUE: 130,327,880 SHARES

================================================================================

               MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES

                                      INDEX

                                                                            Page
                                                                            ----
PART I. FINANCIAL INFORMATION.

     Item 1. Financial Statements

          Condensed Consolidated Balance Sheets -
            December 31, 2000 and March 31, 2000...........................    3

          Condensed Consolidated Statements of Income -
            Three and Nine Months Ended December 31, 2000
            and December 31, 1999..........................................    4

          Condensed Consolidated Statements of Cash Flows -
            Nine Months Ended December 31, 2000 and December 31, 1999......    5

          Notes to Condensed Consolidated Financial Statements.............    6

     Item 2. Management's Discussion and Analysis of Financial
              Condition and Results of Operations..........................    9

     Item 3. Quantitative and Qualitative Disclosures about Market Risk....   17

PART II. OTHER INFORMATION.

     Item 6. Exhibits and Reports on Form 8-K..............................   18

SIGNATURES ................................................................   19

               MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                      (in thousands except share amounts)

                                                                                    December 31,        March 31,
                                                                                       2000                2000
                                                                                    -----------         ---------
                                                                                    (Unaudited)
                                     ASSETS
Cash and cash equivalents                                                           $    78,802         $ 188,112
Accounts receivable, net                                                                 77,366            75,911
Inventories                                                                              76,848            59,461
Prepaid expenses                                                                          7,113             3,523
Deferred tax asset                                                                       40,633            35,549
Other current assets                                                                      2,179             2,257
                                                                                    -----------         ---------
      Total current assets                                                              282,941           364,813

Property, plant and equipment, net                                                      769,150           439,030
Other assets                                                                              7,689             8,568
                                                                                    -----------         ---------

      Total assets                                                                  $ 1,059,780         $ 812,411
                                                                                    ===========         =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Short-term lines of credit                                                          $        --         $   9,000
Accounts payable                                                                        123,539            67,861
Accrued liabilities                                                                      62,382            36,879
Deferred income on shipments to distributors                                             63,664            54,760
                                                                                    -----------         ---------
      Total current liabilities                                                         249,585           168,500

Pension accrual                                                                             921               918
Deferred tax liability                                                                   19,250            18,697

Stockholders' equity:

Preferred stock, $.001 par value; authorized 5,000,000 shares;
 no shares issued or outstanding                                                             --                --
Common stock, $.001 par value; authorized 300,000,000 shares;
 issued 121,233,019 and outstanding 120,235,379 shares at December 31, 2000;
 issued 121,233,019 and outstanding 118,361,330 shares at March 31, 2000                    121               121
Additional paid-in capital                                                              329,541           318,301
Retained earnings                                                                       488,291           366,325
Less shares of common stock held in treasury at cost; 997,640 shares at
 December 31, 2000 and 2,871,689 at March 31, 2000                                      (27,929)          (60,451)
                                                                                    -----------         ---------
      Net stockholders' equity                                                          790,024           624,296

      Total liabilities and stockholders' equity                                    $ 1,059,780         $ 812,411
                                                                                    ===========         =========

      See accompanying notes to condensed consolidated financial statements

               MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                    (in thousands except per share amounts)


                                                 Three Months Ended December 31,       Nine Months Ended December 31,
                                                 -------------------------------       ------------------------------
                                                   2000                   1999            2000                1999
                                                 ---------             ---------       ---------           ---------
                                                (Unaudited)                           (Unaudited)
Net sales                                        $ 176,428             $ 129,187       $ 510,475           $ 354,918
Cost of sales                                       79,052                61,754         230,374             171,953
                                                 ---------             ---------       ---------           ---------
      Gross profit                                  97,376                67,433         280,101             182,965

Operating expenses:
 Research and development                           18,286                12,130          50,037              33,089
 Selling, general and administrative                22,992                19,534          69,917              55,476
                                                 ---------             ---------       ---------           ---------
                                                    41,278                31,664         119,954              88,565

Operating income before special income              56,098                35,769         160,147              94,400
Special income                                          --                    --              --               2,400
                                                 ---------             ---------       ---------           ---------

Operating income                                    56,098                35,769         160,147              96,800

Other income (expense):
 Interest income                                     1,531                   615           5,946               1,275
 Interest expense                                     (166)                 (209)           (481)               (677)
 Other, net                                          1,129                    40           1,464                 512
                                                 ---------             ---------       ---------           ---------

Income  before income  taxes                        58,592                36,215         167,076              97,910

Income taxes                                        15,820                 9,778          45,110              26,434
                                                 ---------             ---------       ---------           ---------

Net income                                       $  42,772             $  26,437       $ 121,966           $  71,476
                                                 =========             =========       =========           =========

 Basic net income per share                      $    0.36             $    0.23       $    1.03           $    0.62
                                                 =========             =========       =========           =========

 Diluted net income per share                    $    0.34             $    0.22       $    0.97           $    0.59
                                                 =========             =========       =========           =========
Weighted average common shares outstanding         119,690               114,637         118,981             114,531
                                                 =========             =========       =========           =========
Weighted average common and potential common
 shares outstanding                                125,868               122,274         126,046             121,610
                                                 =========             =========       =========           =========

      See accompanying notes to condensed consolidated financial statements

               MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (in thousands)

                                                                           Nine Months Ended December 31,
                                                                           ------------------------------
                                                                              2000                 1999
                                                                           ---------            ---------
                                                                           (Unaudited)
Cash flows from operating activities:
 Net income                                                                $ 121,966            $  71,476
 Adjustments to reconcile net income to
  net cash provided by operating activities:
   Provision for doubtful accounts                                               885                  451
   Provision for inventory valuation                                           6,265                1,443
   Provision for pension accrual                                                 135                  193
   Gain on sale of fixed assets                                                 (931)                  --
   Depreciation and amortization                                              73,030               47,549
   Amortization of purchased technology                                        2,041                  225
   Deferred income taxes                                                      (4,531)               1,788
   Tax benefit from exercise of stock options                                 14,392                8,341
   Increase in accounts receivable                                            (2,340)              (8,248)
   (Increase) decrease in inventories                                        (23,652)               8,374
   Increase in accounts payable and accrued liabilities                       81,181               24,841
   Change in other assets and liabilities                                      4,098               14,754
                                                                           ---------            ---------

Net cash provided by operating activities                                    272,539              171,187
                                                                           ---------            ---------
Cash flows from investing activities:
  Proceeds from sale of assets                                                 1,484                   --
  Capital expenditures                                                      (403,703)            (139,729)
                                                                           ---------            ---------
Net cash used in investing activities                                       (402,219)            (139,729)
                                                                           ---------            ---------
Cash flows from financing activities:
  Repayment of lines of credit                                                (9,000)             (11,509)
  Payments on long-term debt                                                      --               (1,403)
  Payments on capital lease obligations                                           --                 (413)
  Proceeds from sale of stock and put options                                 29,370               19,533
                                                                           ---------            ---------
Net cash provided by financing activities                                     20,370                6,208
                                                                           ---------            ---------

Net (decrease) increase in cash and cash equivalents                        (109,310)              37,666

Cash and cash equivalents at beginning of period                             188,112               30,826
                                                                           ---------            ---------

Cash and cash equivalents at end of period                                 $  78,802            $  68,492
                                                                           =========            =========
Supplemental disclosure of non-cash financing and investing activities:
  Net share settlement delivery of shares                                  $  12,848            $      --
  Net share settlement receipt of shares                                   $   6,610            $  51,911

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

     The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, pursuant to the rules and regulations of the Securities and Exchange Commission. In the Company's opinion, the accompanying condensed consolidated financial statements include all adjustments of a normal recurring nature which are necessary for a fair presentation of the results for the interim periods presented. Certain information and footnote disclosures normally included in consolidated financial statements have been condensed or omitted pursuant to such rules and regulations. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 2000. The results of operations for the nine months ended December 31, 2000 and 1999 are not necessarily indicative of the results to be expected for the full fiscal year.

(2)  ACCOUNTS RECEIVABLE

     Accounts receivable consists of the following (amounts in thousands):

                                                      December 31,     March 31,
                                                         2000            2000
                                                       -------         -------
                                                     (unaudited)
     Trade accounts receivable                         $80,214         $77,945
     Other                                                 873             703
                                                       -------         -------
                                                        81,087          78,648
     Less allowance for doubtful accounts                3,721           2,737
                                                       -------         -------
                                                       $77,366         $75,911
                                                       =======         =======

(3)  INVENTORIES

     The components of inventories are as follows (amounts in thousands):

                                                      December 31,     March 31,
                                                         2000            2000
                                                        -------         -------
                                                      (unaudited)
     Raw materials                                      $10,705        $ 7,724
     Work in process                                     46,426         35,914
     Finished goods                                      30,167         22,873
                                                        -------        -------
                                                         87,298         66,511

     Less allowance for inventory valuation              10,450          7,050
                                                        -------        -------
                                                        $76,848        $59,461
                                                        =======        =======

     Inventory impairment charges establish a new cost basis for inventory and charges are not subsequently reversed to income even if circumstances later suggest that increased carrying amounts are recoverable.

(4)  PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consists of the following (amounts in thousands):

                                                      December 31,     March 31,
                                                          2000           2000
                                                       ----------      --------
                                                       (unaudited)
     Land                                              $   11,545      $ 11,545
     Building and building improvements                   140,169        90,069
     Machinery and equipment                              662,957       479,509
     Projects in process                                  251,213       100,293
                                                       ----------      --------
                                                        1,065,884       681,416

     Less accumulated depreciation and amortization       296,734       242,386
                                                       ----------      --------
                                                       $  769,150      $439,030
                                                       ==========      ========

     Depreciation and amortization expense attributed to property and equipment was $73.0 million and $47.5 million for the nine months ended December 31, 2000 and 1999, respectively.

(5)  LINES OF CREDIT

     On May 31, 2000, the Company entered into an unsecured revolving credit facility with a syndicate of banks totaling $100.0 million, bearing interest at LIBOR plus 0.625%. We can elect to increase the facility to $150.0 million, subject to certain conditions set forth in the credit agreement. This facility has a termination date of May 31, 2003. There were no borrowings against this line of credit as of December 31, 2000. We are required to achieve certain financial ratios and operations results to maintain this line of credit. Our ability to fully utilize this credit facility is dependent on our being in compliance with such covenants and ratios. The Company was in compliance with these covenants as of December 31, 2000.

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

     The Company has an additional unsecured line of credit with various Asian financial institutions for up to $34,600,000 (U.S. Dollar equivalent). These borrowings are predominantly denominated in U.S. Dollars, bearing interest at the Singapore Interbank Offering Rate (SIBOR) of 6.20% at December 31, 2000 plus 0.648% (average) and expiring on various dates through March 31, 2001. There were no borrowings against this line of credit as of December 31, 2000, but an allocation of $1,197,000 of the available line was made, relating to import guarantees associated with the Company's business in Thailand. There were no borrowings against this line of credit as of March 31, 2000, but an allocation of $1,934,000 of the available line was made, relating to import guarantees associated with the Company's business in Thailand.

(6)  STOCKHOLDERS' EQUITY

     During the nine months ended December 31, 2000, the Company made a net delivery of 478,781 shares of its common stock in connection with a net shares settled forward contract. During the nine months ended December 31, 1999, the Company received 2,540,466 shares of its common stock in connection with a net shares settled forward contract. During the nine months ended December 31, 2000, the Company received $17,008,000 in connection with a net shares settled forward contract. The net shares settled forward contract was the only open forward contract of the Company as of December 31, 2000. The net shares settled forward contract could obligate the Company to make a cash payment in the future if the price of the Company's Common Stock is below the strike price of the instruments. The expiration date of this transaction is May 2001, with quarterly interim settlement dates.

(7)  NET INCOME PER SHARE

     The following table sets forth the computation of basic and diluted net income per share (in thousands except per share amounts):

                                              Three Months Ended         Nine Months Ended
                                                  December 31,              December 31,
                                                  (Unaudited)               (Unaudited)
                                               2000         1999         2000         1999
                                             --------     --------     --------     --------
     Net income                              $ 42,772     $ 26,437     $121,966     $ 71,476
                                             ========     ========     ========     ========
     Weighted average common
     shares outstanding                       119,690      114,637      118,981      114,531

     Dilutive effect of stock options           6,178        7,637        7,065        7,079
                                             --------     --------     --------     --------
     Weighted average common and
     potential common shares outstanding      125,868      122,274      126,046      121,610
                                             ========     ========     ========     ========

     Basic net income per share              $   0.36     $   0.23     $   1.03     $   0.62
                                             ========     ========     ========     ========

     Diluted net income per share            $   0.34     $   0.22     $   0.97     $   0.59
                                             ========     ========     ========     ========

(8)  SUBSEQUENT EVENT

     On January 16, 2001, the Company completed its previously announced acquisition of TelCom Semiconductor, Inc. in a tax-free reorganization that is being accounted for as a pooling of interests. The Company issued approximately
9.8 million shares of its Common Stock and assumed all outstanding TelCom stock options.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     The following table sets forth certain operational data as a percentage of net sales for the periods indicated:

                                            Three Months Ended        Nine Months Ended
                                                December 31,             December 31,
                                                (Unaudited)              (Unaudited)
                                             2000         1999        2000         1999
                                           --------     --------    --------     --------
     Net sales                              100.0%       100.0%      100.0%       100.0%
     Cost of sales                           44.8%        47.8%       45.1%        48.4%
                                            -----        -----       -----        -----
     Gross profit                            55.2%        52.2%       54.9%        51.6%
     Research and development                10.4%         9.4%        9.8%         9.3%
     Selling, general and administrative     13.0%        15.1%       13.7%        15.6%
     Special (income)/charges                  --           --          --         (0.7%)
                                            -----        -----       -----        -----
     Operating income                        31.8%        27.7%       31.4%        27.3%
                                            =====        =====       =====        =====

RECENT DEVELOPMENT

     On January 16, 2001, we completed our acquisition of TelCom Semiconductor, Inc. TelCom designs and markets a diversified portfolio of high performance analog and mixed-signal integrated circuits for a wide variety of applications in the wireless communications, networking, computer and industrial markets. Under the terms of the acquisition agreement, each share of TelCom common stock was exchanged for 0.53 of a share of Microchip common stock. We issued 9,801,456 shares of Microchip common stock and assumed all outstanding TelCom stock options. The acquisition was structured as a tax-free reorganization and is being accounted for as a pooling of interests.

     Since the transaction was completed following the close of our December 2000 quarter, our financial results as reported do not include the financial results of TelCom. Future financial reports will include the combined financial results of both entities.

     THERE ARE NUMEROUS FACTORS THAT COULD AFFECT MICROCHIP'S AND TELCOM'S ACTUAL COMBINED FINANCIAL RESULTS, INCLUDING: DIFFICULTIES ASSOCIATED WITH SUCCESSFULLY INTEGRATING MICROCHIP AND TELCOM'S BUSINESSES AND TECHNOLOGIES; COSTS RELATED TO THE TRANSACTION; FAILURE OF THE COMBINED COMPANY TO RETAIN AND HIRE KEY EXECUTIVES, TECHNICAL PERSONNEL AND OTHER EMPLOYEES; FAILURE OF THE COMBINED COMPANY TO MANAGE ITS GROWTH AND THE DIFFICULTY OF SUCCESSFULLY MANAGING A LARGER ORGANIZATION; FAILURE OF THE COMBINED COMPANY TO SUCCESSFULLY MANAGE ITS CHANGING RELATIONSHIPS WITH CUSTOMERS, SUPPLIERS, VALUE ADDED RESELLERS, AND STRATEGIC PARTNERS; THE PROGRESS AND COSTS OF THE DEVELOPMENT OF OUR PRODUCTS AND SERVICES AND THE TIMING OF MARKET ACCEPTANCE OF THOSE PRODUCTS AND SERVICES; FAILURE OF THE COMBINED COMPANY'S CUSTOMERS TO ACCEPT NEW PRODUCT OFFERINGS; FAILURE TO ACHIEVE ANTICIPATED SYNERGIES IN THE MERGER; AND GENERAL ECONOMIC AND BUSINESS CONDITIONS. A MORE DETAILED DISCUSSION OF THESE AND OTHER CAUTIONARY STATEMENTS CAN BE FOUND IN THE JOINT PROXY STATEMENT/PROSPECTUS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION BY MICROCHIP AND TELCOM ON FORM S-4 ON NOVEMBER 20, 2000.

NET SALES

     Our net sales for the quarter ended December 31, 2000 were $176.4 million, an increase of 37% over sales of $129.2 million for the corresponding quarter of the previous fiscal year, and essentially flat from the previous quarter's sales of $176.3 million. We believe we have continued to gain market share in both the Microcontroller and Serial EEPROM memory markets during the current fiscal year. During the nine months ended December 31, 2000, net sales of our microcontroller and analog product lines increased to $363.7 million as compared to $287.0 million in the nine months ended December 31, 1999. During the nine months ended December 31, 2000, net sales of our Serial EEPROM and related product lines increased to $146.8 million as compared to $67.9 million in the nine months ended December 31, 1999. Throughout this time period, we took advantage of supply shortages in the Serial EEPROM marketplace, and substantially grew this component of our business. During the quarter ended December 31, 2000, we experienced an inventory correction at our customers and distributors. The largest impact from this inventory correction was felt in Asia where we recognize revenue on sales to distributors who have no, or limited, product return rights and no price protection rights, immediately upon shipment. We currently anticipate that this inventory correction will be completed during the fourth quarter of fiscal 2001.

     THE FOREGOING STATEMENT REGARDING THE ANTICIPATED COMPLETION OF THE DISTRIBUTION INVENTORY CORRECTION IS A FORWARD-LOOKING STATEMENT. ACTUAL RESULTS COULD DIFFER MATERIALLY BECAUSE OF THE FOLLOWING FACTORS, AMONG OTHERS: DEMAND FOR OUR PRODUCTS AND THE PRODUCTS OF OUR CUSTOMERS; INVENTORY LEVELS AT OUR DISTRIBUTORS AND AT OUR DISTRIBUTORS' CUSTOMERS; THE CYCLICAL NATURE OF BOTH THE SEMICONDUCTOR INDUSTRY AND THE MARKETS ADDRESSED BY OUR PRODUCTS; CHANGES IN PRODUCT MIX; AND THE ECONOMIC, POLITICAL AND OTHER CONDITIONS IN THE WORLDWIDE MARKETS SERVED BY US.

     Our microcontroller and analog product lines represent the largest component of our total net sales. Microcontrollers, associated application development systems and analog products accounted for 69% of our net sales for the three months ended December 31, 2000, and 81% of our total net sales in the three months ended December 31, 1999. Net sales of our Microcontrollers, associated application development systems and analog products increased 16% over the corresponding quarter in fiscal 2000 and 27% over the corresponding nine month period in fiscal 2000. A related component of our product sales consists primarily of Serial EEPROM memory which accounted for 31% of our total net sales in the three months ended December 31, 2000, and 19% of total net sales in the three months ended December 31, 1999. Net sales of Serial EEPROM memory products increased 126% over the same quarter in fiscal 2000 and 116% over the same nine month period in fiscal 2000. During the current fiscal year the Serial EEPROM component of our business has substantially increased in dollars and as a percentage of our net sales driven primarily by supply shortages for these products in the marketplace.

     Our net sales in any given quarter depend upon a combination of orders received in that quarter for shipment in that quarter, which we refer to as turns orders, and shipments from backlog. We measure turns orders at the beginning of a quarter based on the orders needed to meet the revenue targets that we set entering the quarter. Turns orders directly correlate to product lead times which are currently between 2 and 4 weeks, as compared to 12 to 15 weeks a year ago. With current lead times between 2 and 4 weeks, customers do not place orders in advance and therefore, we do not currently have the order visibility we experienced in the recent past. Turns orders were 20% of our net sales for the three months ended December 31, 2000 and 25% of our net sales for the three months ended December 31, 1999. The percentage of turns orders has fluctuated over the last three years between 20% and 65% and is dependent on overall semiconductor industry conditions and product lead times. As of January 1, 2001, we needed to achieve turns orders of approximately 42% to achieve our projected net sales for the fourth quarter. Turns orders are difficult to predict, and we may not experience the combination of turns orders and shipments from backlog in any quarter that would be sufficient to achieve anticipated growth in net sales. If we do not achieve a sufficient level of turns orders in a particular quarter, our revenues and operating results would be adversely affected.

     Historically, average selling prices in the semiconductor industry decrease over the life of any particular product. The overall average selling prices of our microcontroller products have remained relatively constant, while average selling prices of our memory products had declined through the end of fiscal 2000. However, during the current fiscal year, prices for our memory products increased due primarily to the dynamics of the supply and demand environment. During the current fiscal year microcontroller product pricing remained relatively constant. We have experienced, and expect to continue to experience, pricing pressure in certain microcontroller product lines, due primarily to competitive conditions. We have been able to maintain average selling prices in our microcontroller line by continuing to introduce new products with more features and higher prices, thereby offsetting price declines in older products. We also expect average selling prices for our memory products to decrease over the next several quarters. We may be unable to maintain average selling prices for our microcontroller and memory products as a result of increased pricing pressure in the future, which would reduce our operating results.

     THE FOREGOING STATEMENTS REGARDING TURNS ORDERS, AVERAGE SELLING PRICES, MEMORY PRODUCT PRICING AND PRICING PRESSURES ARE FORWARD LOOKING STATEMENTS. ACTUAL RESULTS COULD DIFFER MATERIALLY BECAUSE OF THE FOLLOWING FACTORS, AMONG
OTHERS: THE LEVEL OF ORDERS THAT ARE RECEIVED AND CAN BE SHIPPED IN A QUARTER; INVENTORY MIX AND TIMING OF CUSTOMER ORDERS; COMPETITION AND COMPETITIVE PRESSURES ON PRICING AND PRODUCT AVAILABILITY; CUSTOMERS' INVENTORY LEVELS, ORDER PATTERNS AND SEASONALITY; THE CYCLICAL NATURE OF BOTH THE SEMICONDUCTOR INDUSTRY AND THE MARKETS ADDRESSED BY OUR PRODUCTS; MARKET ACCEPTANCE OF OUR PRODUCTS AND THOSE OF OUR CUSTOMERS; DEMAND FOR OUR PRODUCTS; FLUCTUATIONS IN PRODUCTION YIELDS, PRODUCTION EFFICIENCIES AND OVERALL CAPACITY UTILIZATION; CHANGES IN PRODUCT MIX; ABSORPTION OF FIXED COSTS, LABOR AND OTHER FIXED MANUFACTURING COSTS; AND GENERAL ECONOMIC CONDITIONS.

     Distributors accounted for 60% of our net sales in the three months ended December 31, 2000, and 64% of our net sales in the three months ended December 30, 1999. Distributors accounted for 63% of our net sales in each of the nine month periods ending December 31, 2000 and 1999. The recent decrease in the percentage of our net sales from distribution is attributable to the industry inventory correction described above, as well as increased OEM penetration through our direct sales force. Our largest distributor accounted for 13% of our total net sales for the three months ended December 31, 2000, and 16% of our total net sales for the three months ended December 31, 1999. Our largest distributor accounted for 14% of our net sales in each of the nine month periods ending December 31, 2000 and 1999. Generally, we do not have long-term agreements with our distributors and our distributors may terminate their relationship with us with little or no advanced notice. The loss of, or the disruption in the operations of, one or more of our distributors could reduce our future net sales in a given quarter and could result in an increase in inventory returns.

     Sales to foreign customers represented 67% of our net sales in the three months ended December 31, 2000, and 71% of our net sales in the three months ended December 31, 1999. Sales to foreign customers represented 69% of our net sales in the nine months ended December 31, 2000 and 68% of our net sales in the nine months ended December 31, 1999. Our sales to foreign customers have been predominantly in Asia and Europe, which we attribute to the manufacturing strength in those areas for automotive, communications, computing, consumer and industrial control products. The majority of our foreign sales are U.S. Dollar denominated. Sales to customers in Asia were 36% of our net sales in the three months ended December 31, 2000 and 35% of our net sales in the three months ended December 31, 1999. Sales to customers in Europe were 30% of our net sales in each of the three months ended December 31, 2000 and December 31, 1999. We enter into hedging transactions from time to time to minimize our exposure to currency rate fluctuations. Although none of the countries in which we conduct significant foreign operations have had a highly inflationary economy in the last five years, there is no assurance that inflation rates or fluctuations in foreign currency rates in countries where we conduct operations will not adversely affect our operating results in the future.

     Our quarterly operating results are affected by a wide variety of factors that could reduce our net sales and profitability, many of which are beyond our control. Some of the factors that may affect our operating results include:

     * the level of orders that are received and can be shipped in a quarter (turns orders)
     *    market acceptance of both our products and our customers' products
     *    customer order patterns and seasonality
     * availability of manufacturing capacity and fluctuations in manufacturing yield
     * the availability and cost of raw materials, equipment and other supplies, and
     * economic, political and other conditions in the worldwide markets served by us.

     We believe that period-to-period comparisons of our operating results are not necessarily meaningful and that you should not rely upon any comparisons as indications of future performance. In future periods, our operating results may fall below the expectations of public market analysts and investors, which would likely have a negative effect on the price of our Common Stock.

GROSS PROFIT

     In the three months ended December 31, 2000, our gross profit was $97.4 million, and our gross profit was $67.4 million in the three months ended December 31, 1999. In the nine months ended December 31, 2000, our gross profit was $280.1 million, and our gross profit was $183.0 million in the nine months ended December 31, 1999. Gross profit as a percent of sales was 55.2% for the quarter ended December 31, 2000, and 52.2% for the quarter ended December 31, 1999. Gross profit as a percent of sales was 54.9 % for the nine months ended December 31, 2000, and 51.6% for the nine months ended December 31, 1999. During the periods covered by this report, the most significant factors affecting gross profit percentage were increased 8-inch wafer production levels, continued cost reductions in wafer fabrication and assembly and test manufacturing, and a stable pricing market for microcontroller products. During the current fiscal year gross profit has also been favorably impacted by increases in average selling prices of our memory products. We continue to transition products to more advanced process technologies to reduce future manufacturing costs as we transition products to our 0.7 micron and 0.5 micron processes. In the three months ended December 31, 2000, 75% of our production was performed on 8-inch wafers as compared to 50% in the three months ended December 31, 1999. We anticipate that gross product margins will fluctuate over time, driven primarily by the product mix of microcontroller products and related memory products, manufacturing yields, fixed cost absorption, wafer fab loading levels and competitive and economic conditions.

     We have currently cancelled or pushed out capital expenditures to realign our capacity to reflect our current assessment of market conditions. The projected start-up date of our Puyallup, Washington semiconductor manufacturing complex has been delayed until June 2002. We will maintain the Puyallup facility at a minimum cost basis until it is required for capacity expansion.

     THE FOREGOING STATEMENTS RELATING TO ANTICIPATED GROSS PRODUCT MARGINS, THE TRANSITION TO HIGHER YIELDING MANUFACTURING PROCESSES, THE DELAY IN EXPANSION OF OUR MANUFACTURING CAPACITY AND THE ANTICIPATED START UP DATE OF OUR PUYALLUP

FACILITY ARE FORWARD-LOOKING STATEMENTS. ACTUAL RESULTS COULD DIFFER MATERIALLY BECAUSE OF THE FOLLOWING FACTORS, AMONG OTHERS: FLUCTUATIONS IN PRODUCTION YIELDS, PRODUCTION EFFICIENCIES AND OVERALL CAPACITY UTILIZATION; COST AND AVAILABILITY OF RAW MATERIALS; ABSORPTION OF FIXED COSTS, LABOR AND OTHER DIRECT MANUFACTURING COSTS; THE ABILITY TO INCREASE MANUFACTURING CAPACITY AS NEEDED; THE TIMING AND SUCCESS OF MANUFACTURING PROCESS TRANSITION; DEMAND FOR OUR PRODUCTS; COMPETITION AND COMPETITIVE PRESSURE ON PRICING; CHANGES IN PRODUCT MIX; AND OTHER ECONOMIC CONDITIONS.

     Currently, the majority of our assembly operations, and a portion of our test requirements, are performed by third-party contractors located throughout Asia, with the balance of the assembly and test operations performed at our Thailand facility. Approximately 33% of our assembly requirements were being performed in our Thailand facility during the three months ended December 31, 2000, as compared to 20% during the three months ended December 31, 1999. We believe that the assembly operations that we perform in our Thailand facility provide us with significant cost savings, as compared to third party contractor assembly costs, as well as increased control of the manufacturing process. We are dependent on third-party contractors for the balance of our requirements. We believe that the assembly requirements that we perform in our Thailand facility provide us with significant cost savings as well as increased control of the manufacturing process. Our reliance on third parties involves some reduction in our level of control over these portions of our business. While we review the quality, delivery and cost performance of these third-party contractors, there can be no assurance that reliance on third-party contractors will not adversely impact results in future reporting periods if any third-party contractor is unable to maintain assembly and test yields and costs at approximately their current levels.

     Our reliance on foreign operations, maintenance of substantially all of our finished goods in inventory in foreign locations, and significant foreign sales exposes us to foreign political and economic risks, including:

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

     To date, we have not experienced any significant interruptions in our foreign business operations. If any of these risks materialize, our sales could decrease and our operating results could suffer.

RESEARCH AND DEVELOPMENT

     We are committed to investing in new and enhanced products, including development systems software, and in our design and manufacturing process technology. We believe these investments are significant factors in maintaining our competitive position. We expense all research and development costs as incurred. We increased our level of research and development costs to $18.3 million in the current quarter, as compared to $12.1 million in the corresponding quarter of the previous fiscal year and $16.9 million in the immediately preceding quarter. Research and development expenses were $50.0 million in the nine months ended December 31, 2000, and $33.1 million in the nine months ended December 31, 1999. The primary reason for the dollar increases in research and development costs in the periods covered by this report relates to labor and recruitment costs associated with expanding our technical resources. Research and development in the current quarter increased by 50.8% as compared to the corresponding quarter of the previous fiscal year, and increased by 8.0% from the previous quarter.

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

     Our future success also depends upon our ability to develop and implement new design and process technologies. Semiconductor design and process technologies are subject to rapid technological change and require large research and development expenditures. Other companies in the industry have experienced difficulty in effecting transitions to smaller geometry processes and, consequently, have suffered reduced manufacturing yields or delays in product deliveries. We believe that our successful transition to smaller geometries is important for us to remain competitive. Our future operating results could be reduced if the transition is substantially delayed or inefficiently implemented.

SELLING, GENERAL AND ADMINISTRATIVE

     We increased our level of selling, general and administrative costs to $23.0 million in the December 2000 quarter, as compared to $19.5 million in the corresponding quarter of the previous fiscal year, and $24.2 million in the immediately preceding quarter. Selling, general and administrative costs were $69.9 million in the nine months ended December 31, 2000, and $55.5 million in the nine months ended December 31, 1999. The primary reason for the dollar increase in selling, general and administrative costs from the previous fiscal year relates to labor and recruitment costs associated with expanding our employment base to support the growth of our business. The primary reasons for the December 2000 quarter dollar decrease in selling, general and administrative costs from the immediately preceding quarter were reductions in expenses that are revenue and profit dependent, including variable compensation, advertising and non-sales related travel. Selling, general and administrative costs represented 13.0% of sales in the December 2000 quarter, as compared to 15.1% of sales in the corresponding quarter of the previous fiscal year, and 13.7% of sales in the immediately preceding quarter. In the fourth quarter, we expect selling, general and administrative costs to remain relatively flat to the levels incurred in the three months ended December 31, 2000. We expect selling, general and administrative costs to rise in dollars and decrease as a percentage of sales over time as we continue to efficiently grow and invest in incremental worldwide sales, technical support, and administrative resources to promote our embedded control products.

     THE FOREGOING STATEMENTS REGARDING EXPECTED LEVELS OF SELLING, GENERAL AND ADMINISTRATIVE SPENDING ARE FORWARD-LOOKING STATEMENTS. ACTUAL RESULTS COULD DIFFER MATERIALLY BECAUSE OF THE FOLLOWING FACTORS, AMONG OTHERS: NET SALES LEVELS AND OUR INVESTMENTS IN REVENUE DEPENDENT EXPENSES; THE CYCLICAL NATURE OF BOTH THE SEMICONDUCTOR INDUSTRY AND THE MARKETS ADDRESSED BY OUR PRODUCTS; AND THE ECONOMIC, POLITICAL AND OTHER CONDITIONS IN THE WORLDWIDE MARKETS SERVED BY US.

OTHER INCOME (EXPENSE)

     Interest income in the three months ended December 31, 2000 increased from the corresponding period of the previous fiscal year as a result of higher invested cash balances due primarily to our secondary offering completed in March 2000. Interest expense in the three and nine months ended December 31, 2000 decreased from the corresponding periods of the previous fiscal year as a result of lower borrowing levels of our credit facilities. Our interest income will decrease in the last quarter of this fiscal year as our invested cash balances decrease to fund our capital expansion. Other income includes gains on the sale of fixed assets of $0.9 million as well as numerous immaterial non-operating items.

PROVISION FOR INCOME TAXES

     Provisions for income taxes reflect tax on foreign earnings and federal and state tax on U.S. earnings. We had an effective tax rate of 27.0% for the nine months ended December 31, 2000 and 27.0% for the nine months ended December 31, 1999, due primarily to lower tax rates at our foreign locations. We believe that our tax rate for the foreseeable future will be approximately 27.0%. THE FOREGOING STATEMENT REGARDING OUR ANTICIPATED FUTURE TAX RATE IS A FORWARD-LOOKING STATEMENT. ACTUAL RESULTS COULD DIFFER MATERIALLY BECAUSE OF THE FOLLOWING FACTORS, AMONG OTHERS: CURRENT TAX LAWS AND REGULATIONS; TAXATION RATES IN GEOGRAPHIC REGIONS WHERE WE HAVE SIGNIFICANT OPERATIONS; AND CURRENT TAX HOLIDAYS AVAILABLE IN FOREIGN LOCATIONS.

EURO CONVERSION ISSUES

     We operate in the European Market and currently generate approximately one third of our total net sales from customers located in Europe. Our commercial headquarters in Europe are located in the United Kingdom, which is not currently one of the 11 member states of the European Union converting to a common currency.

     We currently conduct 98.5% of our business in Europe in U.S. Dollars and 0.6% of our business in Europe in Pounds Sterling. The balance of our net sales in Europe is conducted in currencies which will eventually be replaced by the Euro. We will monitor the potential commercial impact of converting a portion of our current business to the Euro, but we do not currently anticipate any material impact to our business based on this transition. We do not currently anticipate any material impact to our business related to Euro matters from information technology, derivative transactions, tax issues and accounting software issues.

     THE FOREGOING STATEMENTS REGARDING THE ANTICIPATED IMPACT OF THE TRANSITION TO THE EURO CURRENCY ARE FORWARD-LOOKING STATEMENTS. ACTUAL RESULTS COULD DIFFER MATERIALLY BECAUSE OF THE FOLLOWING FACTORS, AMONG OTHERS: LEVELS OF SALES IN EUROPE THAT MAY BE CONDUCTED IN THE EURO CURRENCY; AND FLUCTUATIONS IN CURRENCY EXCHANGE RATES.

LIQUIDITY AND CAPITAL RESOURCES

     We had $78.8 million in cash and cash equivalents at December 31, 2000, a decrease of $109.3 million from the March 31, 2000 balance. The decrease in cash and cash equivalents over this time period is primarily attributable to capital expenditures to increase our production capacity. We maintain an unsecured revolving credit facility with a syndicate of banks totaling $100.0 million. We can elect to increase the facility to $150.0 million, subject to certain conditions set forth in the credit agreement. This facility has a termination date of May 31, 2003. There were no borrowings against this line of credit as of December 31, 2000. We are required to achieve certain financial ratios and operations results to maintain this line of credit. We also maintain an unsecured short-term line of credit totaling $34.6 million with certain foreign banks. There were no borrowings under the foreign line of credit as of December 31, 2000. There are no covenants related to the foreign line of credit. At December 31, 2000, an aggregate of $133.4 million of our credit facilities were available, subject to financial covenants and ratios with which we were in compliance. Our ability to fully utilize our credit facilities is dependent on our remaining in compliance with such covenants and ratios.

     During the nine months ended December 31, 2000, we generated $272.5 million of cash from operating activities, an increase of $101.3 million from the nine months ended December 31, 1999. The increase in cash flow from operations was primarily due to increased profitability and the impact of changes in accounts payable and accrued liabilities, depreciation and other assets and liabilities.

     Our level of capital expenditures varies from time to time as a result of actual and anticipated business conditions. Capital expenditures in the nine months ended December 31, 2000 were $403.7 million, as compared to $139.7 million for the nine months ended December 31, 1999. Capital expenditures were primarily for the expansion of production capacity, including the purchase of the Puyallup, Washington semiconductor manufacturing complex, and the addition of research and development equipment in each of these periods. We currently intend to spend approximately $125 million during the next 12 months for additional capital, including:

     * equipment to maintain and selectively increase capacity at our existing wafer fabrication facilities
     * facilitization of the Puyallup, Washington semiconductor manufacturing complex, and
     *    expansion of product test operations.

     We expect to finance capital expenditures through our existing cash balances, including cash acquired from the acquisition of Telcom Semiconductor, Inc., our cash flows from operations, available debt arrangements and other sources of financing, including issuance of equity and debt securities depending on market conditions. We believe that the capital expenditures anticipated to be incurred over the next 12 months will provide sufficient additional manufacturing capacity to meet our currently anticipated needs.

     THE FOREGOING STATEMENTS REGARDING THE ANTICIPATED LEVEL OF CAPITAL EXPENDITURES OVER THE NEXT 12 MONTHS AND THE FINANCING AND SUFFICIENCY OF SUCH CAPITAL EXPENDITURES ARE FORWARD LOOKING STATEMENTS. ACTUAL RESULTS COULD DIFFER MATERIALLY BECAUSE OF THE FOLLOWING FACTORS, AMONG OTHERS: THE CYCLICAL NATURE OF THE SEMICONDUCTOR INDUSTRY AND THE MARKETS ADDRESSED BY OUR PRODUCTS; MARKET ACCEPTANCE OF OUR PRODUCTS AND OF OUR CUSTOMERS' PRODUCTS; DEMAND FOR OUR PRODUCTS; UTILIZATION OF CURRENT MANUFACTURING CAPACITY; THE AVAILABILITY AND COST OF RAW MATERIALS, EQUIPMENT AND OTHER SUPPLIES; AND THE ECONOMIC, POLITICAL AND OTHER CONDITIONS IN THE WORLDWIDE MARKETS SERVED BY US.

     Net cash provided by financing activities was $20.4 million for the nine months ended December 31, 2000. Net cash provided by financing activities was $6.2 million for the nine months ended December 31, 1999. Proceeds from sale of stock and put options were $29.4 million, including $17.0 million related to our net shares settled forward contract, in the nine months ended December 31, 2000 and $19.5 million for the nine months ended December 31, 1999. Payments on long-term debt and capital lease obligations were $1.8 million for the nine months ended December 31, 1999. Repayments on lines of credit were $9.0 million for the nine months ended December 31, 2000 and $11.5 million for the nine months ended December 31, 1999.

     We have outstanding a net shares settled forward contract and made a net delivery of 478,781 shares of our common stock in the nine months ended December 31, 2000 and received 2,540,466 shares of our common stock in the nine months ended December 31, 1999 in connection with this contract. During the nine months ended December 31, 2000, we received $17.0 million in connection with our net shares settled forward contract. See Note 6 to "Condensed Consolidated Financial Statements." The net shares settled forward contract could obligate us to make a cash payment in the future if the price of the our Common Stock is below the strike price of the instruments.

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

RECENT ACCOUNTING PRONOUNCEMENTS

SFAS 133

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivatives and Similar Financial Instruments for Hedging Activities," to establish accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. This new standard, as amended by related SFAS Nos. 137 and 138, will be effective for the Company for its fiscal year ending March 31, 2002. The Company is currently evaluating the impact of SFAS No. 133.

SAB 101

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101") "Revenue Recognition in Financial Statements." SAB 101 provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC and, as amended, will be effective for the Company in the fourth quarter of 2000. We do not expect the implementation of SAB 101 to have a material effect on our results of operation.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Our investment portfolio, consisting of fixed income securities, was $81.2 million as of December 31, 2000, and $189.6 million as of March 31, 2000. These securities, like all fixed income instruments, are subject to interest rate risk and will decline in value if market interest rates increase. If market rates were to increase immediately and uniformly by 10% from the levels of December 31, 2000 and March 31, 2000, the decline in the fair value of our investment portfolio would not be material. Additionally, we have the ability to hold our fixed income investments until maturity and, therefore, we would not expect to recognize an adverse impact in income or cash flows.

     We have international operations and are thus subject to foreign currency rate fluctuations. To date, our exposure related to exchange rate volatility has not been significant. If the foreign currency rates fluctuate by 15% from the rates at December 31, 2000 and March 31, 2000, the effect on our financial position and results of operations would not be material.

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

                          PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits.

     (b) Reports on Form 8-K.

          We filed a current report on Form 8-K dated October 26, 2000 relating to our entering into an Agreement and Plan of Reorganization with TelCom Semiconductor, Inc. The Agreement and Plan of Reorganization was filed as
     Exhibit 2.1 to the current report on Form 8-K.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         MICROCHIP TECHNOLOGY INCORPORATED


Date: February 14, 2001                  By: /s/ Gordon W. Parnell
                                             -----------------------------------
                                             Gordon W. Parnell
                                             Vice President and Chief Financial
                                             Officer (Duly Authorized Officer,
                                             and Principal Financial and
                                             Accounting Officer)