Form 10-K405
period 2001-03-31
MICROCHIP TECHNOLOGY INC
filed 2001-05-15
CIK 827054

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     FOR THE FISCAL YEAR ENDED MARCH 31, 2001 OR

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from __________ to __________

     Commission File Number: 0-21184


                        MICROCHIP TECHNOLOGY INCORPORATED
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


        DELAWARE                                                 86-0629024
------------------------                                      ----------------
(State of Incorporation)                                      (I.R.S. Employer
                                                             Identification No.)


                   2355 W. CHANDLER BLVD., CHANDLER, AZ 85224
          ------------------------------------------------------------
          (Address of Principal Executive Offices, Including Zip Code)


                                 (480) 792-7200
              ----------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)


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

     Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of Form 10-K or any amendment to this Form 10-K. [X]

     The approximate aggregate market value of the voting stock of the registrant beneficially owned by stockholders, other than directors, officers and affiliates of the registrant, at April 27, 2001 was $ 3,583,935,514.

     Number of shares of Common Stock, $.001 par value, outstanding as of April 27, 2001: 131,219,921

                       DOCUMENTS INCORPORATED BY REFERENCE

     DOCUMENT                                                  PART OF FORM 10-K
     --------                                                  -----------------
     Proxy Statement for the 2001 Annual                              III
     Meeting of Stockholders

================================================================================

                                     PART I

ITEM 1. BUSINESS

     Microchip Technology Incorporated was incorporated in Delaware in 1989. In this Form 10-K, "we," "us," and "our" each refers to Microchip Technology Incorporated and its subsidiaries. Our executive offices are located at 2355 West Chandler Boulevard, Chandler, Arizona 85224-6199 and our telephone number is (480) 792-7200. Our website address is microchip.com. The information on our website is NOT incorporated into this Form 10-K.

     We develop and manufacture specialized semiconductor products used by our customers for a wide variety of embedded control applications. Our product portfolio comprises field-programmable RISC-based microcontrollers that serve 8- and 16-bit embedded control applications, and a broad spectrum of high-performance linear and mixed-signal, power management and thermal management devices. We also offer complementary microperipheral products, including interface devices, serial EEPROMS, and our patented KEELOQ(R) security devices. We market our products to the automotive, communications, computing, consumer and industrial control markets. Our quality systems are ISO 9001 (1994 version) and QS9000 (1998 version) certified.

     THIS FORM 10-K CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES, INCLUDING STATEMENTS REGARDING OUR STRATEGY, FINANCIAL PERFORMANCE AND REVENUE SOURCES. WE USE WORDS SUCH AS "ANTICIPATE," "BELIEVE," "PLAN," "EXPECT," "FUTURE," "INTEND" AND SIMILAR EXPRESSIONS TO IDENTIFY FORWARD-LOOKING STATEMENTS. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THE RESULTS ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS INCLUDING THOSE SET FORTH UNDER "ITEM 1 - BUSINESS - ADDITIONAL FACTORS THAT MAY AFFECT RESULTS OF OPERATIONS," BEGINNING BELOW AT PAGE 9, "ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS," BEGINNING AT PAGE 17, AND ELSEWHERE IN THIS FORM 10-K. ALTHOUGH WE BELIEVE THAT THE EXPECTATIONS REFLECTED IN THE FORWARD-LOOKING STATEMENTS ARE REASONABLE, WE CANNOT GUARANTEE FUTURE RESULTS, LEVELS OF ACTIVITY, PERFORMANCE OR ACHIEVEMENTS. YOU SHOULD NOT PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS. WE DISCLAIM ANY OBLIGATION TO UPDATE INFORMATION CONTAINED IN ANY FORWARD-LOOKING STATEMENT.

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

     The increasing demand for embedded control has made the market for microcontrollers one of the largest segments of the semiconductor market. Microcontrollers are currently available in 4-bit through 32-bit architectures. Although 4-bit microcontrollers are relatively inexpensive, typically costing under $1.00 each, they generally lack the minimum performance and features required by today's design engineers for product differentiation and are typically used only to produce basic functionality in products. While 16- and 32-bit architectures provide very high performance, they are prohibitively expensive for most high-volume embedded control applications, typically costing $6.00 to $12.00 each. As a result, manufacturers of competitive, high-volume products have increasingly found 8-bit microcontrollers, that typically cost $1.00 to $8.00 each, to be the most cost-effective embedded control solution. For example, a typical new automobile may include one 32-bit microcontroller for engine control, three 16-bit microcontrollers for transmission control, audio systems and anti-lock braking, and up to 50 8-bit microcontrollers to provide other embedded control functions, such as door locking, automatic windows, sun roof, adjustable seats, electric mirrors, air bags, fuel pump, speedometer, and the security and climate control systems.

     Most microcontrollers available today are ROM-based and must be programmed by the semiconductor supplier during manufacturing, resulting in 5- to 15-week lead times, based on current market conditions, for delivery of such microcontrollers. In addition to delayed product introduction, these long lead times can result in potential inventory obsolescence and factory shutdowns when changes to the firmware are required. To address time-to-market constraints, some suppliers have made EPROM, EEPROM, or Flash Memory-based programmable microcontrollers available for prototyping and preproduction runs. However, these microcontrollers have been relatively expensive, and manufacturers have still been required to send program code to the semiconductor factory for ROM programming as product changes are made. As a result, the long lead times for production volume microcontrollers have not been significantly reduced by traditional approaches.

OUR PRODUCTS

     Our strategic focus is on embedded control products, including microcontrollers, high-performance linear and mixed-signal, power management and thermal management devices, and complementary microperipheral products including interface devices, serial EEPROMS, and our patented KEELOQ(R) security devices. We provide highly cost-effective embedded control products that also offer the advantages of small size, low voltage operation and ease of development, enabling timely and cost-effective product integration by our customers.

     MICROCONTROLLERS

     We offer a broad family of microcontroller products featuring a unique, proprietary architecture marketed under the PIC(R) brand name. We believe that our PIC(R) product family is a price/performance leader in the worldwide microcontroller market. We have shipped approximately 1.5 billion PIC(R) microcontrollers to customers worldwide since their introduction in 1990. Our PIC(R) products are designed for applications requiring high performance, low power and cost effectiveness. They feature a variety of memory technology configurations, low voltage and power, small footprint and ease of use. Our performance results from an exclusive product architecture which features dual data and instruction pathways, referred to as a Harvard dual-bus architecture; a reduced instruction set, referred to as RISC; and variable length instructions; all of which provide significant speed advantages over the alternative single-bus, CISC architectures. Prices for our microcontroller products currently range from approximately $0.49 to $10.00 per unit.

     Our original market focus was in the low-cost segment of the 8-bit microcontroller marketplace. With our baseline products, we built our current market position as the leading worldwide supplier of field programmable microcontrollers. Over the past five years, we have introduced more than 135 new microcontrollers targeted at the baseline, mid-range and advanced high-end segments of the traditional 8-bit microcontroller marketplace. Additionally, with our scalable product architecture, we have successfully targeted both the entry level of the 16-bit microcontroller market as well as the higher end of the 4-bit microcontroller marketplace, significantly enlarging our addressable market. We believe that all of the additional market segments we have entered represent significant opportunities for future sales growth.

     We have used our manufacturing experience and design and process technology to bring additional enhancements and manufacturing efficiencies to the development and production of our PIC(R) family of microcontroller products. Our extensive experience base has enabled us to develop our advanced, low cost user programmability feature by incorporating non-volatile memory, such as Flash, EEPROM and EPROM Memory, into the microcontroller in addition to masked ROM program memory being included into the microcontroller.

     DEVELOPMENT SYSTEMS

     We offer a comprehensive set of low cost and easy-to-learn application development tools. These tools enable system designers to quickly and easily program a PIC(R) microcontroller for specific applications and are a key factor for obtaining design wins.

     Our family of development tools operates in the standard Windows(R) environment on standard PC hardware. Entry-level systems, which include an assembler and programmer hardware, are priced at less than $200. A fully configured system, which also provides in-circuit emulation hardware, performance simulators and software debuggers, is priced at approximately $2,000. Customers moving from entry-level designs to those requiring real-time emulation are able to preserve their investment in software tools as they migrate to future PIC(R) devices since all the product families are assembly- and C-language compatible.

     Many independent companies also develop and market application development tools and systems that support our standard microcontroller product architecture. Currently, there are more than 120 third-party tool suppliers worldwide whose products support our proprietary microcontroller architecture.

     We believe that familiarity with and adoption of our, and third-party, development systems by an increasing number of product designers will be an important factor in the future selection of our embedded control products. These development tools allow design engineers to develop thousands of application-specific products from our standard microcontrollers. To date, we have shipped more than 200,000 development systems.

     ASSPS

     Our application-specific standard products, referred to as ASSPs, are specialized products designed to perform specific end-user applications as opposed to our other products which are more general purpose in nature. Our ASSP device families currently include the KEELOQ(R) family of secure data transmission products, as well as other specialized integrated circuit devices. KEELOQ(R) security products are designed for low cost, secure, uni- and bi-directional communications and verification purposes. Applications include:

     *    automotive remote keyless entry systems
     *    automotive immobilizer systems
     *    product authentication
     *    residential security
     *    automatic garage and gate openers, and
     *    residential/hotel door access.

     Our ASSP products include a variety of specialized integrated circuits, including our family of KEELOQ(R) security products for wireless communications.

     MIXED-SIGNAL ANALOG AND INTERFACE PRODUCTS

     Our mixed-signal products consist of a variety of standalone analog devices used primarily in embedded control systems to convert or buffer input and output signals to or from a microcontroller or digital signal processor.

     We believe that there is a revenue opportunity to embed, or "attach," approximately $1.50 of analog products around each $1.00 of microcontrollers. We began targeting this revenue opportunity at the beginning of fiscal 2000 when we introduced our standalone analog product family. By the end of fiscal 2000, our mixed-signal analog and interface products consisted of more than 15 standalone analog products, which were being shipped to more than 1,000 end customers.

     In order to accelerate our microcontroller "attach" strategy, we merged with TelCom Semiconductor, Inc., a company with a diversified portfolio of high performance analog and mixed-signal integrated circuits, in January 2001. With the addition of the TelCom products, our mixed-signal analog and interface products portfolio now exceeds 250 products, including mixed-signal, linear, supervisory, data acquisition, interface, power management and thermal management products, being shipped to more than 6,000 customers.

     MEMORY PRODUCTS

     Our memory products consist primarily of serial electrically erasable programmable read only memory, referred to as EEPROMs. We sell these devices primarily into the embedded control market, and we are one of the largest suppliers of such devices worldwide. EEPROM products are used for non-volatile program and data storage in systems where such data must be either modified frequently or retained for long periods. Serial EEPROMs have a very low I/O pin requirement, permitting production of very small devices. As a result, Serial EEPROMs are widely used to supply non-volatile memory in space-sensitive applications such as portable computers, cellular and cordless telephones, pagers and remote control devices. Our memory products are primarily comprised of serial EEPROMs, which are used primarily to provide non-volatile memory storage in embedded control systems.

     We address customer requirements by offering products with extremely small package sizes and very low operating voltages for both read and write functions. High performance circuitry and microcode are also available to reduce power consumption when a device is not in use, while permitting immediate operating capability when required. The products also feature long data retention and high erase/write endurance.

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

     Our wafer fabrication and wafer test facilities are located in Chandler, Arizona, which we refer to as Fab 1, and Tempe, Arizona, which we refer to as Fab 2. In July 2000, we acquired a third wafer fabrication facility located in Puyallup, Washington, which we refer to as Fab 3.

     We perform product packaging and testing at our facilities located near Bangkok, Thailand. We also use third-party assembly and test contractors in several Asian countries.

     Wafers are produced in Class 10 fabrication modules in Fab 1 and Fab 2. Fab 1 currently contains approximately 40,000 square feet of usable clean room space and currently produces 6-inch wafers. Fab 2 currently contains approximately 50,000 square feet of usable clean room space and currently produces 8-inch wafers. Wafer sort is performed in an 8,000 square foot, Class 10,000 clean room, equipped with automated wafer handlers and test equipment. Fab 1 and Fab 2 are managed by the same management team and utilize similar production techniques. Fab 3 contains approximately 114,000 square feet of clean room space and, once volume production commences, will initially produce 8-inch wafers using our 0.5-micron and 0.35-micron process technologies.

     In response to business conditions that have resulted in lower demand for our products, in February 2001 we announced plans to reduce cumulative wafer capacity at Fabs 1 and 2 by 24%, and to delay the planned August 2001 start-up of Fab 3 until December 2002.

     We continue to transition products to more advanced process technologies to reduce future manufacturing costs. We also continue to increase the percentage of our production on 8-inch wafers. As of March 31, 2001, 8-inch wafers accounted for approximately 80% of our production. Other companies in the industry have experienced difficulties in effecting transitions to advanced process technologies, resulting in reduced manufacturing yields or delays in product deliveries. We believe that our transition to more advanced process technologies is important for us to remain competitive. Our future operating results could be adversely affected if the transition is substantially delayed or inefficiently implemented.

     THE FOREGOING STATEMENTS RELATED TO THE TIMING OF THE START-UP OF FAB 3 AND THE USE OF OUR 0.35-MICRON PROCESS TECHNOLOGY AT FAB 3 ARE FORWARD-LOOKING STATEMENTS. ACTUAL RESULTS COULD DIFFER MATERIALLY BECAUSE OF THE FOLLOWING FACTORS, AMONG OTHERS: INCREASED OR DECREASED CUSTOMER DEMAND FOR OUR PRODUCTS; THE AVAILABILITY OF EQUIPMENT AND OTHER SUPPLIES; SUPPLY DISRUPTION; FLUCTUATIONS IN PRODUCTION YIELDS; PRODUCTION EFFICIENCIES AND OVERALL CAPACITY UTILIZATION; ABSORPTION OF FIXED COSTS, LABOR AND OTHER DIRECT MANUFACTURING COSTS; THE TIMING AND SUCCESS OF MANUFACTURING PROCESS TRANSITION; CHANGES IN PRODUCT MIX; COMPETITIVE PRESSURES ON PRICES; AND OTHER ECONOMIC CONDITIONS. SEE ALSO THE FACTORS SET FORTH UNDER "ITEM 1 - BUSINESS - ADDITIONAL FACTORS THAT MAY AFFECT RESULTS OF OPERATIONS," BEGINNING BELOW AT PAGE 9.

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

     At March 31, 2001, several third-party contractors located throughout Asia performed the majority of our assembly operations, and a portion of our test requirements. The balance of the assembly and test operations is performed in our Thailand facility. Currently, our Thailand facility tests approximately 95% of the products produced in Fab 1 and Fab 2. The 200,000 square foot Thailand test facility currently has the capacity to handle up to 120 million units per month. The Thailand facility also assembles approximately 45% of the products produced in Fab 1 and Fab 2. Final product test and burn-in functions are handled by advanced automated equipment.

     During fiscal 2002, we will rely on third-party wafer foundries to fabricate a substantial portion of the TelCom products. We will also use third-party wafer foundries on a strategic basis to shorten our product design cycle on certain key technologies and products.

     Our reliance on third parties involves some reduction in our level of control over the portions of our business that we subcontract. While we review the quality, delivery and cost performance of these third-party contractors, our future operating results could suffer if any third-party contractor is unable to maintain manufacturing yields, assembly and test yields and costs at approximately their current levels.

     Our reliance on foreign operations, maintenance of substantially all of our finished goods in inventory in foreign locations, and significant foreign sales exposes us to foreign political and economic risks. To date, we have not experienced any significant interruptions in our foreign business operations. If any significant interruption in our foreign business operations materializes, our sales could decrease and our operations performance could suffer.

     Due to the high fixed costs inherent in semiconductor manufacturing, increased manufacturing yields can have significant positive effects on gross profit and overall operating results. During fiscal 2001, we continued to focus on manufacturing productivity, and maintained average wafer fab line yields in excess of 95%. Our manufacturing yields are primarily driven by a comprehensive implementation of statistical process control, extensive employee training and selective upgrading of our manufacturing facilities and equipment. Maintenance of manufacturing productivity and yields are important factors in the achievement of our operating results. The manufacture and assembly of integrated circuits, particularly non-volatile, erasable CMOS memory and logic devices, such as those that we produce, are complex processes. These processes are sensitive to a wide variety of factors, including the level of contaminants in the manufacturing environment, impurities in the materials used and the performance of our fabrication personnel and equipment. As is typical in the semiconductor industry, we have from time to time experienced lower than anticipated manufacturing yields. Our operating results will suffer if we are unable to maintain yields at approximately the current levels.

     Our semiconductor manufacturing operations require raw materials and equipment that must meet exacting standards. We generally have more than one source for these supplies, but there are only a limited number of suppliers capable of delivering various raw materials and equipment that meet our standards. In addition, the raw materials and equipment necessary for our business could become more difficult to obtain as worldwide use of semiconductors increases. We have experienced supply shortages from time to time in the past, and on occasion our suppliers have told us they need more time than expected to fill our orders. An interruption of any raw materials or equipment sources could harm our business.

RESEARCH AND DEVELOPMENT

     We are committed to continuing our investment in new and enhanced products, including development systems software, and in our design and manufacturing process technology. We believe these investments are significant factors in maintaining our competitive position. Our current research and development, or R&D, activities focus on the design of new microcontroller, memory and mixed-signal products, ASSPs, new development systems, and software and application-specific software libraries. We are also developing new design and process technology to achieve further cost reductions and performance improvements in existing products. In fiscal 2001, our R&D expenses were $78.6 million, as compared to $52.4 million in fiscal 2000 and $46.4 million in fiscal 1999.

SALES AND DISTRIBUTION

     We market our products worldwide primarily through a network of direct sales personnel and electronics distributors. Effective April 1, 2000, we terminated our contractual relationships with predominantly all manufacturer's representatives in the Americas, and throughout fiscal 2001, we added additional resources to our direct sales force focusing on the Americas. From time to time, we expect that we may restructure certain portions of our sales network as we deem appropriate given the level of our business.

     Our direct sales force focuses primarily on major strategic accounts in three geographical markets: the Americas, Europe and Asia. We currently maintain sales and support centers in major metropolitan areas in North America, Europe and Asia. We believe that a strong technical service presence is essential to the continued development of the embedded control market. The majority of our field sales engineers, referred to as FSEs, field application engineers, referred to as FAEs, and sales management have technical degrees and have been previously employed in an engineering environment. We believe that the technical knowledge of our sales force is a key competitive advantage in the sale of our products. Currently, we strive to have at least one dedicated FAE in every sales and support center. The primary mission of our FAE team is to provide technical assistance to strategic accounts and to conduct periodic training sessions for FSEs and distributor sales teams. FAEs also frequently conduct technical seminars in major cities around the world, and work closely with our distributors to provide technical assistance and end-user support.

     Distributors focus primarily on servicing the product and technical support requirements of our broad base of small- and medium-sized customers. We believe that distributors provide an effective means of reaching this broad customer base.

     In fiscal 2001, we derived 65% of our net sales from sales through distributors and 35% of our net sales from direct sales to original equipment manufacturers, referred to as OEM, customers. Distributors accounted for 63% of our net sales in fiscal 2000 and 59% in fiscal 1999. One distributor accounted for 14% of our total net sales for fiscal 2001, 14% in fiscal 2000 and 11% in fiscal 1999. No end customer accounted for more than 10% of our net sales in fiscal years 2001, 2000 or 1999.

     Generally, we do not have long-term agreements with our distributors and our distributors may terminate their relationship with us with little or no advanced notice. The loss of, or a disruption in the operations of, one or more of our distributors could reduce our future net sales in a given quarter and could result in an increase in inventory returns.

     As is common in the semiconductor industry, we provide limited price protection to our distributors. Under our current policy, distributors receive a credit for the difference, at the time of a price reduction, between the price they were originally charged for products in inventory and the reduced price that we subsequently charge distributors. From time to time, and on a case-by-case basis, distributors may also receive credit for specific transactions that we approve in advance. We also grant some distributors limited rights to return products. We do not recognize net sales and profit on sales to distributors that have rights of return and price protection until those distributors have resold the products to end customers.

     Foreign sales, primarily in Asia and Europe, represented 68% of our total net sales in fiscal 2001, as compared to 68% in fiscal 2000 and 69% in fiscal 1999. International sales are predominately billed in U.S. Dollars. Although foreign sales are subject to certain government export restrictions, we have not experienced any material difficulties as a result of export restrictions to date. For a detailed description of our sales by geographic region, see also "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - Net Sales," at page 17, and Note 17 to our consolidated financial statements.

BACKLOG

     As of April 27, 2001, our backlog was approximately $137.9 million, as compared to $212.7 million as of April 28, 2000. Our backlog includes all purchase orders scheduled for delivery within the subsequent 12 months.

     We primarily produce standard products that can be shipped from inventory within a short time after we receive an order. Our business and, to a large extent, that of the entire semiconductor industry, is characterized by short-term orders and shipment schedules. Orders constituting our current backlog are subject to changes in delivery schedules, or to cancellation at the customer's option without significant penalty. Thus, while backlog is useful for scheduling production, backlog as of any particular date may not be a reliable measure of sales for any future period. Orders received in a quarter for shipment in that quarter, which we refer to as turns orders, have become an increasingly important component of our quarterly operating results. See "Additional Factors That May Affect Results of Operations," beginning below at page 9.

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

PATENTS, LICENSES AND TRADEMARKS

     As of March 31, 2001, we owned 180 U.S. patents and 51 foreign patents, expiring on various dates between 2003 and 2020, and had an additional 100 U.S. patent applications and 127 foreign patent applications pending. We intend to continue to seek patents on our inventions and manufacturing processes. The process of seeking patent protection can be long and expensive, and patents may not be issued from currently pending or future applications. In addition, our existing patents and any new patents that are issued may not be of sufficient scope or strength to provide meaningful protection or any commercial advantage to us. We may be subject to or may initiate interference proceedings in the U.S. Patent and Trademark Office, which can require significant financial and management resources. In addition, the laws of certain foreign countries do not protect our intellectual property rights to the same extent as the laws of the United States. We believe, however, that our continued success depends primarily on such factors as the technological skills and innovative abilities of our personnel rather than on our patents.

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

ENVIRONMENTAL REGULATION

     We must comply with many different federal, state and local governmental regulations related to the use, storage, discharge and disposal of toxic, volatile or otherwise hazardous chemicals used in our manufacturing processes, including the Resource Conservation and Recovery Act, the Comprehensive Environmental Response, Compensation and Liability Act, the Superfund Amendment and Reauthorization Act, the Clean Air Act and the Water Pollution Control Act. We believe that we have obtained all of the environmental permits required to conduct our business. Although we believe that our activities conform to presently applicable environmental regulations, our failure to comply with present or future regulations could result in the imposition of fines, suspension of production or a cessation of operations. Any such regulation could require us to acquire costly equipment or to incur other significant expenses to comply with environmental regulations. While we have not experienced any materially adverse effects on our operations from governmental regulations, any failure by us to control the use of or adequately restrict the discharge of hazardous substances could subject us to future liabilities. Environmental problems may occur that could subject us to future costs or liabilities.

EMPLOYEES

     As of April 27, 2001, we had 3,011 employees worldwide, including 1,983 in manufacturing, 489 in research and development, 384 in sales and marketing and 155 in finance and administration. Approximately 39% of our employees work at our Thailand facility. No employees in the U.S. or Thailand are represented by a labor organization. We have never had a work stoppage and believe that our employee relations are good.

EXECUTIVE OFFICERS

     The following sets forth certain information regarding our executive officers as of April 27, 2001:

NAME                      AGE                                POSITION
----                      ---                                --------
Steve Sanghi              45     Chairman of the Board, President and Chief Executive Officer
Timothy B. Billington     58     Vice President, Manufacturing and Technology Group
David S. Lambert          49     Vice President, Fab Operations
Mitchell R. Little        48     Vice President, Worldwide Sales and Applications
Gordon W. Parnell         51     Vice President, Chief Financial Officer
George P. Rigg            61     Vice President, Advanced Microcontroller and Systems Group
Richard J. Simoncic       37     Vice President, Microperipheral Products Division

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

     Mr. Lambert has served as Vice President, Fab Operations since November 1993. From 1991 to November 1993, he served as Director of Manufacturing Engineering, and from 1988 to 1991, he served as Engineering Manager of Fab Operations. Mr. Lambert holds a B.S. degree in Chemical Engineering from the University of Cincinnati.

     Mr. Little has served as Vice President, Worldwide Sales and Applications since July 2000. From April 1998 through July 2000, he served as Vice President, Americas Sales. From November 1995 to April 1998, he served as Vice President,

Standard Microcontroller and ASSP Division. From September 1993 to November 1995, he served as Vice President, Memory Products and ASSP Division. Mr. Little holds a BSET from United Electronics Institute.

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

     Mr. Simoncic has served as Vice President, Microperipheral Products Division since September 1999. From January 1996 to September 1999, he served as Vice President, Memory and Specialty Products Division. From October of 1995 to January 1996, he served as Vice President of Yield and Manufacturing Engineering. Mr. Simoncic holds a B.S. degree in Electrical Engineering Technology from DeVry Institute of Technology.

ADDITIONAL FACTORS THAT MAY AFFECT RESULTS OF OPERATIONS

     When evaluating Microchip and its business, you should give careful consideration to the factors listed below, in addition to the information provided elsewhere in this Form 10-K and in other documents that we file with the Securities and Exchange Commission.

OUR QUARTERLY OPERATING RESULTS MAY FLUCTUATE DUE TO FACTORS THAT COULD REDUCE OUR NET SALES AND PROFITABILITY.

     Our quarterly operating results are affected by a wide variety of factors that could reduce our net sales and profitability, many of which are beyond our control. Some of the factors that may affect our operating results include:

     *    demand for our products in the distribution and OEM channels
     * the level of orders that are received and can be shipped in a quarter (turns orders)
     *    market acceptance of both our products and our customers' products
     *    customer order patterns and seasonality
     * availability of manufacturing capacity and fluctuations in manufacturing yields
     *    disruption in the supply of wafers or assembly services
     * the availability and cost of raw materials, equipment and other supplies, and
     * economic, political and other conditions in the worldwide markets served by us.

     We believe that period-to-period comparisons of our operating results are not necessarily meaningful and that you should not rely upon any comparisons as indications of future performance. In future periods our operating results may fall below the expectations of public market analysts and investors, which would likely have a negative effect on the price of our common stock.

OUR OPERATING RESULTS WILL SUFFER IF WE FAIL TO MAINTAIN MANUFACTURING YIELDS.

     The manufacture and assembly of integrated circuits, particularly non-volatile, erasable CMOS memory and logic devices such as those that we produce, are complex processes. These processes are sensitive to a wide variety of factors, including the level of contaminants in the manufacturing environment, impurities in the materials used and the performance of our fabrication personnel and equipment. As is typical in the semiconductor industry, we have from time to time experienced lower than anticipated manufacturing yields. Our operating results will suffer if we are unable to maintain yields at approximately the current levels.

WE DEPEND ON ORDERS THAT ARE RECEIVED AND SHIPPED IN THE SAME QUARTER AND THEREFORE HAVE LIMITED VISIBILITY OF FUTURE PRODUCT SHIPMENTS.

     Our net sales in any given quarter depend upon a combination of orders received in that quarter for shipment in that quarter, which we refer to as turns orders, and shipments from backlog. If we do not achieve a sufficient level of turns orders in a particular quarter, our net sales and operating results will suffer. We have emphasized our ability to respond quickly to customer orders as part of our competitive strategy, resulting in customers placing orders with increasingly shorter delivery schedules. The percentage of turns orders in any given quarter is dependent on overall semiconductor industry conditions and product lead times. Shorter lead times has the effect of increasing turns orders as a portion of our business in any given quarter and reducing our visibility on future product shipments. As such, our percentage of turns orders has fluctuated over the last three years between 20% and 65%. As of April 1, 2001, we required turns orders of approximately 41% in order to achieve our projected net sales for the first quarter of fiscal 2002. Because turns orders are difficult to predict, increased levels of turns orders make our net sales more difficult to forecast.

     If we do not achieve a sufficient level of turns orders in a particular quarter, our revenue and operating results would be reduced.

INTENSE COMPETITION IN OUR MARKETS MAY LEAD TO REDUCED SALES OF OUR PRODUCTS AND REDUCED MARKET SHARE.

     The semiconductor industry is intensely competitive and has been characterized by price erosion and rapid technological change. We compete with major domestic and international semiconductor companies, many of which have greater market recognition and substantially greater financial, technical, marketing, distribution and other resources than we with which to pursue engineering, manufacturing, marketing and distribution of their products. Emerging companies are also increasing their participation in the market for embedded control applications. In addition, our ability to compete successfully depends on a number of factors both within and outside our control, including:

     * the quality, performance, reliability, features, ease of use, pricing and diversity of our products
     * the quality of our customer services and our ability to address the needs of our customers
     * our success in designing and manufacturing new products including those implementing new technologies
     *    efficiency of production
     *    hiring and retention of qualified engineering and management personnel
     * adequate supplies of raw materials and other supplies at acceptable prices
     * the rate at which customers incorporate our products into their own products
     *    product introductions by our competitors
     *    the number, nature and success of our competitors in a given market
     *    general market and economic conditions, and
     * protection of our products and processes by effective utilization of intellectual property laws.

     Historically, average selling prices in the semiconductor industry decrease over the life of any particular product. The overall average selling prices of our microcontroller products have remained relatively constant, while average selling prices of our memory products have declined over time. We have experienced, and expect to continue to experience, pricing pressure in certain microcontroller product lines, due primarily to competitive conditions. We have been able to maintain average selling prices for microcontroller products by continuing to introduce new products with more features and higher prices, thereby offsetting price declines in older products. During the fiscal year ended March 31, 2001, we initially experienced price increases in our Serial EEPROM memories, but in the fourth quarter we experienced pricing and competitive pressures which resulted in price reductions of approximately ten percent (10%) compared to the prior quarter. We may be unable to maintain average selling prices for our microcontroller or other products as a result of increased pricing pressure in the future, which would reduce our operating results.

     We may be unable to compete successfully in the future, which could harm our business.

WE MUST ATTRACT AND RETAIN QUALIFIED PERSONNEL TO BE SUCCESSFUL, AND COMPETITION FOR QUALIFIED PERSONNEL IS INTENSE IN OUR MARKET.

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

OUR SUCCESS DEPENDS ON OUR ABILITY TO INTRODUCE NEW PRODUCTS ON A TIMELY BASIS.

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

     Our success also depends upon our ability to develop and implement new design and process technologies. Semiconductor design and process technologies are subject to rapid technological change and require significant research and development expenditures. Other companies in the industry have experienced difficulties in effecting transitions to advanced process technologies and, consequently, have suffered reduced manufacturing yields or delays in product deliveries. Our future operating results could be reduced if the transition is substantially delayed or inefficiently implemented.

TELCOM DID NOT HAVE ANY FORMAL AGREEMENTS WITH THIRD-PARTY WAFER SUPPLIERS GUARANTEEING A MINIMUM SUPPLY OR SET PRICES. ANY INABILITY OR UNWILLINGNESS OF TELCOM'S WAFER SUPPLIERS TO MEET MANUFACTURING REQUIREMENTS WOULD DELAY PRODUCTION AND PRODUCT SHIPMENTS.

     While Microchip has historically manufactured all of its own wafers, TelCom purchased its wafers from three outside foundries. Each of these wafer suppliers also fabricates wafers for other semiconductor companies, including some of our competitors. During fiscal 2002, we expect to continue to rely on these wafer suppliers to supply wafers for a substantial portion of the TelCom business. We have no written commitments specifying wafer capacities from any outside foundries and, therefore, will be unable to purchase wafers from these foundries if they experience manufacturing failures or yield shortfalls, choose to prioritize capacity for other use or otherwise choose to reduce or eliminate deliveries to us. In such case, we may not be able to qualify additional manufacturing sources for existing or new TelCom products in a timely manner or at all, and such arrangements, if any, may not be on terms favorable to us. In addition, if we are able to secure foundry capacity, we may be obligated to use all of the capacity or incur penalties. These penalties may be significant and could harm our operating results.

     Although current market conditions in the semiconductor industry indicate that there is sufficient available manufacturing capacity, a significant increase in demand for TelCom products during fiscal 2002 could result in wafers being in short supply and prevent us from having an adequate supply to meet our customer requirements for the TelCom business.

WE ARE DEPENDENT ON SEVERAL THIRD-PARTY CONTRACTORS IN ASIA TO PERFORM KEY MANUFACTURING FUNCTIONS FOR US.

     We depend on several third-party contractors located throughout Asia for a portion of the assembly and testing of our products and for a portion of the wafer fabrication of TelCom products. Although we seek to reduce our dependence on these third-party contractors, disruption or termination of any of these sources could harm our business and operating results. Our reliance on third parties involves some reduction in our level of control over the portions of our business that we subcontract. Our future operating results could suffer if any third-party contractor were to experience financial, operations or production difficulties, or if they were unable to maintain manufacturing yields, assembly and test yields and costs at approximately their current levels.

WE MAY LOSE SALES IF OUR SUPPLIERS OF RAW MATERIALS AND EQUIPMENT FAIL TO MEET OUR NEEDS.

     Our semiconductor manufacturing operations require raw materials and equipment that must meet exacting standards. We generally have more than one source for these supplies, but there are only a limited number of suppliers capable of delivering various raw materials and equipment that meet our standards. In addition, the raw materials and equipment necessary for our business could become more difficult to obtain as worldwide use of semiconductors increases. We have experienced supply shortages from time to time in the past, and on occasion our suppliers have told us they need more time than expected to fill our orders. An interruption of any raw materials or equipment sources could harm our business.

OUR BUSINESS IS HIGHLY DEPENDENT ON SELLING THROUGH DISTRIBUTORS.

     Sales through distributors accounted for 65% of our net sales for the fiscal year ended March 31, 2001. Sales through one distributor accounted for 14% of our total net sales for the fiscal year ended March 31, 2001. Generally, we do not have long-term agreements with our distributors and our distributors may terminate their relationship with us with little or no advanced notice.

     The loss of, or a disruption in the operations of, one or more of our distributors could reduce our net sales in a given quarter and could result in an increase in inventory returns.

OUR OPERATING RESULTS MAY BE IMPACTED BY THE WIDE FLUCTUATIONS OF SUPPLY AND DEMAND IN THE SEMICONDUCTOR INDUSTRY.

     The semiconductor industry is characterized by wide fluctuations of supply and demand. The industry is currently experiencing a significant economic downturn, characterized by diminished product demand and production over-capacity. We have sought to reduce our exposure to this industry cyclicality by selling proprietary products, that cannot be easily or quickly replaced, to a geographically diverse base of customers across a broad range of market segments. However, we have experienced substantial period-to-period fluctuations in operating results in recent quarters and may, in the future, experience period-to-period fluctuations in operating results due to general industry or economic conditions.

IF WE ARE UNABLE TO ADEQUATELY PROTECT OR ENFORCE OUR INTELLECTUAL PROPERTY RIGHTS, WE COULD LOSE MARKET SHARE, INCUR COSTLY LITIGATION EXPENSES OR LOSE VALUABLE ASSETS.

     Our ability to obtain patents, licenses and other intellectual property rights covering our products and manufacturing processes is important for our success. To that end, we have acquired certain patents and patent licenses and intend to continue to seek patents on our inventions and manufacturing processes. The process of seeking patent protection can be long and expensive, and patents may not be issued from currently pending or future applications. In addition, our existing patents and any new patents that are issued may not be of sufficient scope or strength to provide meaningful protection or any commercial advantage to us. We may be subject to or may initiate interference proceedings in the U.S. Patent and Trademark Office, which can require significant financial and management resources. In addition, the laws of certain foreign countries do not protect our intellectual property rights to the same extent as the laws of the United States.

     As is typical in the semiconductor industry, we have from time to time received, and may in the future receive, communications alleging possible infringement of patents or other intellectual property rights of others. We investigate all infringement notices and respond as we believe is appropriate. Based on industry practice, we believe that in most cases we can obtain any necessary licenses or other rights on commercially reasonable terms, but we cannot assure that licenses would be available on acceptable terms, that litigation would not ensue or that damages for any past infringement would not be assessed. Litigation, which could result in substantial cost to us and diversion of management effort, may be necessary to enforce our patents or other intellectual property rights or to defend us against claimed infringement of the rights of others. The failure to obtain necessary licenses or other rights or litigation arising out of infringement claims could harm our business.

OUR MANUFACTURING FACILITIES ARE SUBJECT TO DISRUPTION FOR REASONS BEYOND OUR CONTROL.

     Operations at any of our primary manufacturing facilities, or at any of our wafer fabrication or test and assembly subcontractors, may be disrupted for reasons beyond our control, including work stoppages, fire, earthquake, floods, or other natural disasters. If operations at any of our facilities or by any or our subcontractors are interrupted, we may not be able to shift production to other facilities on a timely basis. If this occurs, we may experience delays in shipments of products to our customers and alternate sources for production may be unavailable on acceptable terms. This could result in the cancellation of orders or loss of customers.

     We acquired a wafer fabrication site in Puyallup, Washington in July 2000. We currently intend to commence installation of wafer processing equipment in June 2002 and to commence volume production in December 2002, subject to business conditions and capacity requirements. Once operational, we will need the reliable operation and effective integration of a variety of hardware and software components to achieve our anticipated production rates. The capital expenditures required to bring the facility to full operating capacity may be greater than we anticipate and result in lower margins.

WE ARE HIGHLY DEPENDENT ON FOREIGN SALES AND OPERATIONS, WHICH EXPOSES US TO FOREIGN POLITICAL AND ECONOMIC RISKS.

     Sales to foreign customers account for a substantial portion of our net sales. During the fiscal year ended March 31, 2001, 68% of our net sales were made to foreign customers. We purchase a substantial portion of our raw materials and equipment from foreign suppliers. In addition, we own product packaging and testing facilities located near Bangkok, Thailand. We also use various third-party contractors located throughout Asia for a portion of our packaging and testing and TelCom product wafer fabrication requirements.

     Our reliance on foreign sales and operations exposes us to foreign political and economic risks, including:

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

     Various industry experts are forecasting a recession and general economic slowdown in the United States. There are recent indications that various countries in Asia and Europe may also be experiencing a general economic slowdown. Because of our reliance on foreign sales and operations, an economic slowdown in the worldwide markets served by us may harm our business.

WE ARE SUBJECT TO STRINGENT ENVIRONMENTAL REGULATION, WHICH MAY FORCE US TO INCUR SIGNIFICANT EXPENSES.

     We must comply with many different federal, state and local governmental regulations related to the use, storage, discharge and disposal of toxic, volatile or otherwise hazardous chemicals used in our manufacturing process. Although we believe that our activities conform to presently applicable environmental regulations, our failure to comply with present or future regulations could result in the imposition of fines, suspension of production or a cessation of operations. Any such regulation could require us to acquire costly equipment or to incur other significant expenses to comply with environmental regulations. Any failure by us to control the use of or adequately restrict the discharge of hazardous substances could subject us to future liabilities. Environmental problems may occur that could subject us to future costs or liabilities.

     In 1993, TelCom acquired the semiconductor manufacturing operations of Teledyne, Inc. previously conducted at TelCom's Mountain View, California facility. The semiconductor manufacturing operations conducted by Teledyne at the facility allegedly contaminated the soil and groundwater of the facility, and the groundwater of properties located down-gradient of the facility. Although TelCom was indemnified by Teledyne against, among other things, any liabilities arising from any such contamination, and although we should be able to benefit from this indemnification as a successor to TelCom's business, we cannot assure you that claims will not be made against us or that such indemnification will be available or will provide meaningful protection at the time any such claim is brought. To the extent that we are subject to a claim that is not covered by the indemnity from Teledyne or as to which Teledyne is unable to provide indemnification, our financial condition or operating results could suffer.

OUR FAILURE TO SUCCESSFULLY INTEGRATE THE TELCOM BUSINESS COULD DISRUPT OR HARM OUR ONGOING BUSINESS.

     Achieving the anticipated benefits of our merger with TelCom depends upon whether the integration of Microchip's and TelCom's product offerings and manufacturing operations, and the coordination of sales and marketing and research and development efforts, are accomplished in an efficient and effective manner. The difficulties of such integration may be increased by the need to coordinate geographically separated organizations, the complexities of the products and technologies being integrated, and the necessity of integrating personnel with disparate business backgrounds and combining two different corporate cultures. The integration of Microchip's and TelCom's operations requires the dedication of management resources that may distract attention from the day-to-day business, and may disrupt key research and development, marketing or sales efforts. The inability of management to successfully integrate the TelCom operations could harm our business. In addition, product lines acquired from the TelCom acquisition may not gain acceptance in our markets, and we may not achieve the anticipated or desired benefits of the acquisition.

THE FUTURE TRADING PRICE OF OUR COMMON STOCK COULD BE SUBJECT TO WIDE FLUCTUATIONS IN RESPONSE TO A VARIETY OF FACTORS.

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

ITEM 2. PROPERTIES

     Our current headquarters, a research and development center and Fab 1 are located in four buildings totaling approximately 415,000 square feet situated on a 77-acre parcel of land in Chandler, Arizona.

     A second U.S. manufacturing site, consisting of Fab 2, office and warehouse facilities and a research and development center, is located in three buildings totaling approximately 379,000 square feet on a 22-acre parcel of land in Tempe, Arizona.

     Our third U.S. manufacturing site, consisting of Fab 3, office and warehouse facilities and a research and development center, is located in eight buildings totaling approximately 700,000 square feet on a 92-acre parcel in Puyallup, Washington. We acquired this property in July 2000. We currently intend to commence installation of wafer processing equipment in Fab 3 in June 2002, and to commence volume production at Fab 3 in December 2002.

     We own the Chandler, Tempe and Puyallup facilities.

     We also own a final test and assembly facility located near Bangkok, Thailand. The Thailand final test and assembly operations are housed in a 200,000 square foot facility that is owned by our Thailand subsidiary, and are located in the Alphatechnopolis Industrial Park in Chacherngsao, Thailand, near Bangkok. The Thailand facility is situated on land to which we expect to acquire title in accordance with an agreement between us and the landowner. To date, progress towards obtaining the full title has been hampered by the condition of the financial industry and general economic conditions in Thailand. At this time it is not possible to estimate when full title transfer will be completed.

     To support our sales activities, we lease space for 34 sales and support centers in major metropolitan areas in the United States, Europe and Asia. Our aggregate monthly rental payment for our leased facilities is approximately $266,000.

     We currently believe that our existing facilities will be adequate to meet our requirements for the next 12 months.

     The foregoing statements related to the anticipated dates of equipment installation and volume production at Fab 3, the acquisition of title to the land on which the Thailand facility is situated, and the adequacy of facilities for the next 12 months are forward-looking statements. Actual results could differ materially because of the following factors, among others: the cyclical nature of the semiconductor industry and the markets addressed by our products; demand for our products; the availability of equipment and other supplies; fluctuations in production yields, production efficiencies and overall capacity utilization; competitive pressures on prices; political instability and expropriation; and other economic conditions. See also the factors set forth under "Item 1 - Business - Additional Factors That May Affect Results of Operations," beginning at page 9 of this report.

ITEM 3. LEGAL PROCEEDINGS

     In the ordinary course of our business, we are involved in a limited number of legal actions, both as plaintiff and defendant, and could incur uninsured liability in any one or more of them. Although the outcome of these actions is not presently determinable, we believe that the ultimate resolution of these matters will not harm our business. Litigation relating to the semiconductor industry is not uncommon, and we are, and from time to time have been, subject to such litigation. No assurances can be given with respect to the extent or outcome of any such litigation in the future.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock is traded on the Nasdaq National Market under the symbol "MCHP." Our common stock has been quoted on the Nasdaq National Market since March 19, 1993. The following table sets forth the quarterly high and low closing prices of the common stock as reported by the Nasdaq National Market for the last two years, adjusted to reflect a 3-for-2 stock split effected in September 2000 and a 3-for-2 stock split effected in February 2000:

     FISCAL 2001         HIGH      LOW        FISCAL 2000         HIGH      LOW
     -----------         ----      ---        -----------         ----      ---

     First Quarter      $48.50   $33.33       First Quarter      $22.42   $14.97
     Second Quarter      47.92    33.06       Second Quarter      26.53    20.83
     Third Quarter       37.19    20.00       Third Quarter       32.47    22.72
     Fourth Quarter      31.06    21.81       Fourth Quarter      48.17    25.86

     On May 11, 2001, the closing sale price for our common stock was $26.71 per share. As of such date, there were approximately 525 holders of record of our common stock. This figure does not reflect beneficial ownership of shares held in nominee names.

     We have not paid any cash dividends since our inception. We currently anticipate that we will retain all of our future earnings for use in the expansion and operation of our business. Thus, we do not anticipate paying any cash dividends on our capital stock in the foreseeable future.


                THE REST OF THIS PAGE IS LEFT BLANK INTENTIONALLY

ITEM 6. SELECTED FINANCIAL DATA

     You should read the following selected consolidated financial data for the five-year period ended March 31, 2001 in conjunction with our Consolidated Financial Statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 of this Form 10-K. Our consolidated income statement data for each of the years in the three-year period ended March 31, 2001, and the balance sheet data as of March 31, 2001 and 2000, are derived from our audited consolidated financial statements, included in Item 8 of this Form 10-K.

                                                                 Year Ended March 31,
                                            2001           2000          1999          1998          1997
                                            ----           ----          ----          ----          ----
                                                         (in thousands, except per share data)
Income Statement Data:

  Net sales .........................    $   715,730     $ 553,051     $ 460,723     $ 452,329     $ 372,014
  Cost of sales .....................        335,016       269,611       240,170       230,713       194,131
  Research and development ..........         78,595        52,365        46,375        43,817        36,344
  Selling, general and administrative        102,620        86,750        72,502        77,079        63,961
  Special charges (1) ...............         17,358        (2,131)       34,495        13,264         7,544
  Operating income ..................        182,141       146,456        67,181        87,456        70,034
  Interest income (expense), net ....         12,741         1,569        (1,824)        1,505        (1,852)
  Other income, net .................          2,080           770           665           (71)          450
  Net loss in equity investment (1) .         (2,190)           --            --            --            --
  Gain on sale of investment (1) ....          1,427         5,819            --            --            --
  Income before income taxes ........        196,199       154,614        66,022        88,890        68,632
  Provision for income taxes ........         53,363        39,441        19,481        26,226        18,128
  Net income ........................    $   142,836     $ 115,173     $  46,541     $  62,664     $  50,504
  Basic net income per share ........    $      1.11     $    0.94     $    0.38     $    0.49     $    0.41
  Diluted net income per share ......    $      1.04     $    0.88     $    0.36     $    0.46     $    0.38
  Basic common shares outstanding ...        129,088       122,314       123,500       128,674       124,305
  Diluted common shares outstanding .        136,793       130,339       128,882       135,283       131,312

                                                                 Year Ended March 31,
                                            2001           2000          1999          1998          1997
                                            ----           ----          ----          ----          ----
                                                         (in thousands, except per share data)

Balance Sheet Data:

  Working capital ...................    $   176,936     $ 225,504     $ 110,888     $  79,852     $ 114,936
  Total assets ......................      1,161,349       861,352       546,396       578,427       486,104
  Long-term obligations, less current
    portion .........................            912           918        27,678        12,230        16,046
  Stockholders' equity ..............        942,848       662,878       384,715       403,729       353,510

(1) Detailed discussions of the special charges, the net loss in equity investment, and the gain on sale of investment for the fiscal years ended March 31, 2001, 2000 and 1999 are contained in Note 2 to the Consolidated Financial Statements. Detailed explanations of the special charges for the March 31, 1998 and 1997 fiscal years are provided below.

     On January 13, 1998, we finalized a patent litigation settlement with Lucent Technologies Inc. resulting in a $5.0 million special charge during the quarter ended December 31, 1997. This settlement is described in more detail in Note 2 to the Consolidated Financial Statements.

     In November 1995, TelCom entered into certain agreements with IC WORKS, Inc., a privately held company located in San Jose, California. Pursuant to such agreements, TelCom purchased $3.0 million of preferred stock of IC WORKS and provided $10.4 million in capital equipment. In return for this investment, TelCom received a guarantee of submicron wafer capacity at specified prices for a period of five years, projected to start in late 1997. The shortage of wafer capacity that was projected in late 1995 had diminished and since late 1995, substantial foundry capacity had been available worldwide while overall demand had not increased proportionately. Consequently, wafer pricing had decreased dramatically, which had changed the economic viability of the foundry business in which TelCom invested. As a result, in 1997, TelCom recorded a loss of $8.3 million on its foundry investment which consisted of a $3.0 million write-down of the preferred stock, a loss on the sale of the equipment of $5.2 million, and $0.1 million of costs associated with prepayment penalties on financing of the equipment and legal fees. Pursuant to an agreement with IC WORKS, Inc., in the December 1997 quarter, TelCom sold $10.4 million of equipment at IC WORKS for $5.2 million and invested an additional $1.5 million in preferred stock of IC WORKS, Inc. This agreement terminated TelCom's operating agreement with IC WORKS and its wafer production arrangement was amended to allow TelCom to purchase wafers for a period of time prior to finding an alternative supplier, up to April 1998.

     During the quarter ended June 30, 1996, primarily in response to inventory correction activities at our customers, we implemented a series of actions to reduce production capacity, curtail the growth of inventories and reduce operating expenses. These actions included:

          *    delaying capital expansion plans and deferring capital spending
          *    a 15% production cutback in wafer fabrication
          * a headcount reduction in April 1996, representing approximately 3% of our worldwide employees, and
          *    a two-week wafer fab shutdown in early July 1996.

     As a result of these actions, we recorded a pre-tax restructuring charge of $6.0 million in the quarter ended June 30, 1996 to cover costs primarily related to idling part of our 5-inch wafer fab capacity, paying continuing expenses during the wafer fab shutdown and severance costs associated with the April 1996 headcount reduction.

     On June 25, 1996 we acquired ASIC Technical Solutions, Inc., a fabless provider of quick turn gate array devices. The ASIC acquisition was treated as a purchase for accounting purposes. The amount paid for the ASIC acquisition and related costs were $1.8 million. As part of the ASIC acquisition, we allocated a substantial portion of the purchase price to in-process research and development costs, which is consistent with our on-going treatment of research and development costs. The total one-time write-off associated with the ASIC acquisition was $1.6 million, with the balance treated as purchased technology related to current products and amortized over five years.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table sets forth certain operational data as a percentage of net sales for the years indicated:

                                                      Year Ended March 31,
                                                  2001        2000         1999
                                                ------      ------       ------

Net sales .................................      100.0%      100.0%       100.0%
Cost of sales .............................       46.8%       48.7%        52.1%
                                                ------      ------       ------
Gross profit ..............................       53.2%       51.3%        47.9%
Research and development ..................       11.0%        9.5%        10.1%
Selling, general and administrative .......       14.4%       15.7%        15.7%
Special charges ...........................        2.4%       (0.4%)        7.5%
                                                ------      ------       ------
Operating income ..........................       25.4%       26.5%        14.6%
                                                ======      ======       ======

     INDUSTRY CONDITIONS

     The semiconductor industry is currently facing very challenging conditions. We, and the semiconductor industry in general, are experiencing a reduction in demand due to continued inventory corrections at our customers and slowing of demand from end markets. Lead times between when our customers book their orders and when the product is to be delivered continue to be very short, and we expect this to continue throughout fiscal 2002.

     Despite the current difficult market conditions and the short-term booking visibility, we believe the longer-term indicators of our business continue to be positive. We believe that the design activity of our proprietary products is strong and that the performance of this product segment in the quarter ended March 31, 2001, while down from the December 2000 quarter, was significantly better than the overall industry averages. We are maintaining our research and development initiatives, which will provide us with new manufacturing technologies and add to our product portfolio.

     Additionally, sales of development systems continue to be an excellent indication of new customer activity. As of March 31, 2001, we had made cumulative shipments of more than 200,000 development systems, representing one of the largest user bases of development tools in the semiconductor industry. We also continue to see high rates of design-in activity, which we are confident will position us favorably to return to a pattern of growth.

     As we look past the current difficult conditions in our industry, we believe that we are well-positioned for the long-term, with our product portfolio of microcontrollers, high-performance linear and mixed-signal, power management and thermal management devices, together with our complimentary microperipheral products that are enabling technologies for our customers' applications in the automotive, communications, computing, consumer and industrial control market segments.

     THE FOREGOING STATEMENTS RELATING TO PRODUCT LEAD TIMES, CUSTOMER ORDER PATTERNS AND VISIBILITY THROUGHOUT FISCAL 2002, POSITIVE LONG-TERM INDICATORS FOR FUTURE GROWTH, DESIGN-IN ACTIVITY AT NEW CUSTOMERS, SHIPMENTS OF DEVELOPMENT SYSTEMS AS POSITIONING US FAVORABLY TO RETURN TO A PATTERN OF GROWTH AND BEING WELL-POSITIONED FOR THE LONG-TERM ARE FORWARD-LOOKING STATEMENTS. ACTUAL RESULTS COULD DIFFER MATERIALLY BECAUSE OF THE FOLLOWING FACTORS, AMONG OTHERS: DEMAND FOR OUR PRODUCTS AND THE PRODUCTS OF OUR CUSTOMERS; THE LEVEL OF ORDERS THAT ARE RECEIVED AND CAN BE SHIPPED IN A QUARTER; LEVELS OF INVENTORY AT OUR DISTRIBUTORS AND OTHER CUSTOMERS; INVENTORY MIX AND TIMING OF CUSTOMER ORDERS; OUR TIMELY INTRODUCTION OF NEW PRODUCTS AND TECHNOLOGIES; MARKET ACCEPTANCE OF OUR NEW PRODUCTS AND THOSE OF OUR CUSTOMERS; OUR ABILITY TO RAMP NEW PRODUCTS INTO VOLUME PRODUCTION; COMPETITIVE PRODUCTS AND PRICING IN THE MARKETS WE GENERALLY SERVE; OUR ABILITY TO MAINTAIN OPERATING MARGINS; AND GENERAL ECONOMIC AND POLITICAL CONDITIONS. SEE ALSO THE FACTORS SET FORTH UNDER "ITEM 1 - BUSINESS - ADDITIONAL FACTORS THAT MAY AFFECT RESULTS OF OPERATIONS," BEGINNING AT PAGE 9 OF THIS REPORT.

     NET SALES

     We operate in one industry segment and engage primarily in the design, development, manufacture and marketing of semiconductor products. We sell our products to distributors and OEMs in a broad range of market segments, perform on-going credit evaluations of our customers and generally require no collateral. Our net sales of $715.7 million in fiscal 2001 increased by $162.7 million, or 29.4%, over fiscal 2000, and net sales of $553.1 million in fiscal 2000 increased by $92.3 million, or 20.0%, over fiscal 1999. Our growth in sales during the last three fiscal years can be attributed to several factors including:

     *    new product introductions
     * strong demand for new and existing products which address our customers' requirements, and
     * focused technical resources that assist our customers in successfully bringing their products to market.

     These factors have allowed us to grow our business and gain market share in the embedded control market.

     Our microcontroller product line represents the largest component of our total net sales. Microcontrollers and associated application development systems accounted for 65% of our total net sales in fiscal 2001, 72% of our total net sales in fiscal 2000 and 67% of our total net sales in fiscal 1999. A related component of our product sales consists primarily of Serial EEPROM memories, which accounted for 25% of our total net sales in fiscal 2001, 18% of our total net sales in fiscal 2000 and 21% of our total net sales in fiscal 1999. Sales of mixed-signal analog and interface products accounted for 10% of our total net sales in fiscal 2001, 10% of our total net sales in fiscal 2000 and 12% of our total net sales in fiscal 1999.

     Our net sales in any given quarter depend upon a combination of orders received in that quarter for shipment in that quarter, which we refer to as turns orders, and shipments from backlog. We have emphasized our ability to respond quickly to customer orders as part of our competitive strategy, resulting in customers placing orders with increasingly shorter delivery schedules. We measure turns orders at the beginning of a quarter based on the orders needed to meet the revenue targets that we set entering the quarter. Turns orders directly correlate to product lead times, which are currently between two and four weeks, as compared to 12 to 15 weeks a year ago. Shorter lead times has the effect of increasing turns orders as a portion of our business in any given quarter and reducing our visibility on future product shipments. With current lead times between two and four weeks, customers do not place orders in advance and therefore, we do not currently have the order visibility we experienced in the first half of fiscal 2001. The percentage of turns orders in any given quarter is dependent on overall semiconductor industry conditions and product lead times. As such, our percentage of turns orders has fluctuated over the last three years between 20% and 65%. As of April 1, 2001, we required turns orders of approximately 41% in order to achieve our projected net sales for the first quarter of fiscal 2002. As of January 1, 2001, we required turns orders of approximately 42% to achieve our projected net sales for the fourth quarter of fiscal 2001.

     Turns orders are difficult to predict, and we may not experience the combination of turns orders and shipments from backlog in any quarter that would be sufficient to achieve anticipated net sales. If we do not achieve a sufficient level of turns orders in a particular quarter, our net sales and operating results will suffer.

     Historically, average selling prices in the semiconductor industry decrease over the life of any particular product. The overall average selling prices of our microcontroller products have remained relatively constant, while average selling prices of our memory products have declined over time. We have experienced, and expect to continue to experience, pricing pressure in certain microcontroller product lines, due primarily to competitive conditions. We have been able to maintain average selling prices for microcontroller products by continuing to introduce new products with more features and higher prices, thereby offsetting price declines in older products. During the fiscal year ended March 31, 2001, we initially experienced price increases in our Serial EEPROM memories, but in the fourth quarter we experienced pricing and competitive pressures which resulted in price reductions of approximately ten percent (10%) as compared to the prior quarter. We expect that such market conditions affecting Serial EEPROM pricing will continue during fiscal 2002. We may be unable to maintain average selling prices for our microcontroller or other products as a result of increased pricing pressure in the future, which would reduce our operating results.

     THE FOREGOING STATEMENTS REGARDING THE LEVEL OF TURNS ORDERS REQUIRED TO MEET OUR REVENUE TARGETS FOR THE FIRST QUARTER OF FISCAL 2002, AVERAGE SELLING PRICES AND PRICING PRESSURES ARE FORWARD-LOOKING STATEMENTS. ACTUAL RESULTS COULD DIFFER MATERIALLY BECAUSE OF THE FOLLOWING FACTORS, AMONG OTHERS: THE LEVEL OF ORDERS THAT ARE RECEIVED AND CAN BE SHIPPED IN A QUARTER; INVENTORY MIX AND TIMING OF CUSTOMER ORDERS; COMPETITION AND COMPETITIVE PRESSURES ON PRICING AND PRODUCT AVAILABILITY; CUSTOMERS' INVENTORY LEVELS, ORDER PATTERNS AND SEASONALITY; THE CYCLICAL NATURE OF BOTH THE SEMICONDUCTOR INDUSTRY AND THE MARKETS ADDRESSED BY OUR PRODUCTS; MARKET ACCEPTANCE OF OUR NEW PRODUCTS AND THOSE OF OUR CUSTOMERS; DEMAND FOR OUR PRODUCTS; FLUCTUATIONS IN PRODUCTION YIELDS, PRODUCTION EFFICIENCIES AND OVERALL CAPACITY UTILIZATION; CHANGES IN PRODUCT MIX; AND ABSORPTION OF FIXED COSTS, LABOR AND OTHER FIXED MANUFACTURING COSTS. SEE ALSO THE FACTORS SET FORTH UNDER "ITEM 1 - BUSINESS - ADDITIONAL FACTORS THAT MAY AFFECT RESULTS OF OPERATIONS," AT PAGE 9 OF THIS REPORT.

     Distributors accounted for 65% of our net sales to customers in fiscal 2001, 63% of our net sales to customers in fiscal 2000 and 59% of our net sales to customers in fiscal 1999. Sales to foreign customers represented 68% of our total net sales in fiscal 2001, 68% in fiscal 2000 and 69% in fiscal 1999. Our sales to foreign customers have been predominantly in Asia and Europe, which we attribute to the manufacturing strength in those areas for automotive, communications, computing, consumer and industrial control markets. Sales to customers in Europe represented 31%, 31% and 30% of total net sales in the fiscal years ended March 31, 2001, 2000 and 1999. Sales to customers in Asia represented 36%, 34% and 36% of total net sales in the fiscal years ended March 31, 2001, 2000 and 1999. The majority of our foreign sales are U.S. Dollar denominated. We enter into hedging transactions from time to time to minimize exposure to currency rate fluctuations. Although none of the countries in which we conduct significant foreign operations have had a highly inflationary economy in the last five years, there is no assurance that inflation rates or fluctuations in foreign currency rates in countries where we conduct operations will not adversely affect our operating results in the future.

     Our quarterly operating results are affected by a wide variety of factors that could reduce our net sales and profitability, many of which are beyond our control. Some of the factors that may affect our operating results include:

     *    demand for our products in the distribution and OEM channels
     * the level of orders that are received and can be shipped in a quarter (turns orders)
     *    market acceptance both of our products and our customers' products
     *    customer order patterns and seasonality
     *    disruption in the supply of wafers or assembly services
     * availability of manufacturing capacity and fluctuations in manufacturing yields
     * the availability and cost of raw materials, equipment and other supplies, and
     * economic, political and other conditions in the worldwide markets served by us.

     We believe that period-to-period comparisons of our operating results are not necessarily meaningful and that you should not rely upon any comparisons as indications of future performance. In future periods, our operating results may fall below the expectations of public market analysts and investors, which would likely have a negative effect on the price of our common stock.

     GROSS PROFIT

     Our gross profit was $380.7 million in fiscal 2001, $283.4 million in fiscal 2000 and $220.6 million in fiscal 1999. Gross profit as a percent of sales was 53.2% in fiscal 2001, 51.3% in fiscal 2000 and 47.9% in fiscal 1999. The most significant factors affecting gross profit percentage in the periods covered by this report were:

     *    increased 8-inch wafer production levels
     * continued cost reductions in wafer fabrication and assembly and test manufacturing
     *    a stable pricing market for microcontroller products, and
     * the product mix of microcontroller products and related memory products.

     During the fourth quarter of fiscal 2001, we announced plans to reduce cumulative wafer capacity at Fabs 1 and 2 by 24% in response to business conditions that resulted in lower demand for our products. We believe overall gross margins will be negatively impacted by this capacity reduction due to the relatively high fixed costs inherent in our wafer fabrication manufacturing, which continue even at lower capacity levels.

     Also during the fourth quarter of fiscal 2001, we incurred charges to cost of sales of $7.0 million for inventory write-downs of serial EEPROM products and analog products. These charges were primarily related to inventory obsolescence associated with reduced demand for these products.

     We have currently cancelled or pushed out capital expenditures to realign our capacity to reflect our current assessment of market conditions. The projected August 2001 start-up date of Fab 3 has been delayed until December 2002. We will maintain Fab 3 at a minimum cost basis until it is required for capacity expansion.

     We continue to transition products to our 0.7-micron and 0.5-micron process technologies to reduce future manufacturing costs. In fiscal 2001, products produced on 8-inch wafers grew from 55% at the beginning of the fiscal year to 80% at the end of the fiscal year. We anticipate that gross product margins will fluctuate over time, driven primarily by the product mix of microcontroller products and related memory products, manufacturing yields, fixed cost absorption, wafer fab loading levels and competitive and economic conditions.

     THE FOREGOING STATEMENTS RELATING TO THE IMPACT OF CAPACITY REDUCTIONS ON OUR FUTURE GROSS MARGINS, THE ANTICIPATED START-UP DATE OF FAB 3, THE TRANSITION TO HIGHER YIELDING MANUFACTURING PROCESSES, AND ANTICIPATED GROSS PROFIT MARGINS ARE FORWARD-LOOKING STATEMENTS. ACTUAL RESULTS COULD DIFFER MATERIALLY BECAUSE OF THE FOLLOWING FACTORS, AMONG OTHERS: FLUCTUATIONS IN PRODUCTION YIELDS, PRODUCTION EFFICIENCIES AND OVERALL CAPACITY UTILIZATION; COST AND AVAILABILITY OF RAW MATERIALS; ABSORPTION OF FIXED COSTS, LABOR AND OTHER DIRECT MANUFACTURING COSTS; THE ABILITY TO INCREASE MANUFACTURING CAPACITY AS NEEDED; THE TIMING AND SUCCESS OF MANUFACTURING PROCESS TRANSITION; DEMAND FOR OUR PRODUCTS; COMPETITION AND COMPETITIVE PRESSURE ON PRICING; CHANGES IN PRODUCT MIX; AND OTHER ECONOMIC CONDITIONS. SEE ALSO THE FACTORS SET FORTH UNDER "ITEM 1
- BUSINESS - ADDITIONAL FACTORS THAT MAY AFFECT RESULTS OF OPERATIONS," BEGINNING AT PAGE 9 OF THIS REPORT.

     Currently, the majority of our assembly operations, and a portion of our test requirements, is performed by third-party contractors located throughout Asia. The balance of the assembly and test operations is performed at our Thailand facility. As of March 31, 2001 and March 31, 2000, approximately 45% of our assembly requirements were being performed in our Thailand facility. Approximately 95% of our test requirements were being performed in our Thailand facility as of March 31, 2001, as compared to 90% as of March 31, 2000. We believe that the assembly and test operations that we perform in our Thailand facility provide us with significant cost savings, as compared to third-party contractor assembly and test costs, as well as increased control of the manufacturing process.

     Our reliance on third parties involves some reduction in our level of control over the portions of our business that we subcontract. While we review the quality, delivery and cost performance of these third-party contractors, our future operating results could suffer if any third-party contractor is unable to maintain manufacturing yields, assembly and test yields and costs at approximately their current levels.

     Our reliance on foreign operations, maintenance of substantially all of our finished goods in inventory at foreign locations, and significant foreign sales exposes us to foreign political and economic risks, including:

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

     Various industry experts are forecasting a recession and a general economic slowdown in the United States. There are recent indications that various countries in Asia and Europe may also be experiencing a general economic slowdown. Because of our reliance on foreign sales and operations, an economic slowdown in the worldwide markets served by us may harm our business.

     RESEARCH AND DEVELOPMENT

     We are committed to investing in new and enhanced products, including development systems software, and in our design and manufacturing process technology. We believe these investments are significant factors in maintaining our competitive position. We expense all research and development costs as incurred. We increased our level of research and development costs in fiscal 2001 to $78.6 million, as compared to $52.4 million fiscal 2000 and $46.4 million in fiscal 1999. The dollar investment in research and development in fiscal 2001 increased by 50.1% from fiscal 2000, and by 12.9% in fiscal 2000 compared to fiscal 1999. The primary reason for the dollar increases in research and development costs in the periods covered by this report was the increased labor and recruitment costs associated with expanding our technical resources. Research and development costs represented 11.0% of sales in fiscal 2001 as compared to 9.5% of sales in fiscal 2000 and 10.1% of sales in fiscal 1999.

     SELLING, GENERAL AND ADMINISTRATIVE

     During fiscal 2001, we increased our level of selling, general and administrative costs to $102.6 million, as compared to $86.8 million in fiscal 2000 and $72.5 million in fiscal 1999. The primary reason for the dollar increase in selling, general, and administrative costs from the previous fiscal years was the labor and recruitment costs associated with expanding our employment base to support the growth of our business. Selling, general and administrative costs represented 14.4% of sales in fiscal 2001 as compared to 15.7% of sales in each of the previous two fiscal years. Selling, general and administrative expenses fluctuate over time, primarily due to revenue and profit levels. We currently anticipate selling, general and administrative expenses for the first quarter of fiscal 2002, ending June 30, 2001, to be approximately flat with the selling, general and administrative expense levels of the quarter ended March 31, 2001.

     THE FOREGOING STATEMENT RELATED TO THE ANTICIPATED LEVEL OF SELLING, GENERAL AND ADMINISTRATIVE EXPENSES IN THE FIRST QUARTER OF FISCAL 2002 IS A FORWARD-LOOKING STATEMENT. ACTUAL RESULTS COULD DIFFER MATERIALLY BECAUSE OF THE FOLLOWING FACTORS, AMONG OTHERS: REVENUE AND PROFIT LEVELS ACHIEVED DURING THE QUARTER; ACTUAL SELLING, GENERAL AND ADMINISTRATIVE EXPENSES INCURRED IN THE QUARTER; AND GENERAL ECONOMIC CONDITIONS. SEE ALSO THE FACTORS SET FORTH UNDER "ITEM 1 - BUSINESS - ADDITIONAL FACTORS THAT MAY AFFECT RESULTS OF OPERATIONS," BEGINNING AT PAGE 9 OF THIS REPORT.

     SPECIAL CHARGES

     MERGERS AND ACQUISITIONS

     TelCom Semiconductor, Inc.

     On January 16, 2001, we completed our merger with TelCom, a company with a diversified portfolio of high performance analog and mixed-signal integrated circuits for a wide variety of applications in the wireless communications, networking, computer and industrial markets. Under the terms of the merger agreement, we exchanged each share of TelCom common stock for 0.53 of a share of Microchip common stock. We issued 9,801,456 shares of Microchip common stock and assumed all outstanding TelCom stock options. The transaction was structured as a tax-free reorganization and is being accounted for as a pooling of interests.

     During the March 2001 quarter, we recognized a special charge of $10.9 million for costs associated with the TelCom transaction. These costs included:

     *    $7.3 million associated with investment banking fees
     *    $1.6 million associated with legal and accounting fees,
     *    $0.9 million of severance costs, and
     *    $1.1 million related to other costs.

     M.E.A.D. Microelectronics, S.A.

     On August 25, 2000, TelCom acquired the assets, including cash, and assumed the liabilities of, M.E.A.D. Microelectronics, S.A. (MEAD), an engineering design company located in Switzerland, for $1.5 million in cash in a transaction accounted for as a purchase. The purchase agreement obligates us to pay an additional $1.1 million to the former sole shareholder of MEAD in quarterly installments of $92,000, contingent upon the shareholder's continued employment with MEAD. As of March 31, 2001, $0.9 million of the $1.1 million was still outstanding. In addition, TelCom granted options to acquire 150,000 shares of TelCom's common stock to the sole shareholder and key employees of MEAD. These stock options have been converted to options to acquire 79,500 shares of Microchip common stock. The allocation of the purchase price, based on the fair value of the acquired assets and assumed liabilities, resulted in goodwill of $1.3 million, which is being amortized over three years. During the year ended March 31, 2001, we recognized goodwill amortization expense of $251,000, which is included as a component of selling, general and administrative expense.

     In conjunction with this acquisition, TelCom entered into a revenue sharing agreement with certain individuals, including the shareholder and key employees of MEAD, which obligates us to pay royalties related to the sale of specified products and to pay a percentage of non-recurring engineering revenues earned on specified contracts. Payments associated with this revenue sharing agreement were $272,000 in fiscal 2001.

     LEGAL SETTLEMENT WITH LUCENT TECHNOLOGIES INC.

     On January 13, 1998, we finalized a settlement of patent litigation with Lucent Technologies Inc. resulting in a $5,000,000 special charge during the quarter ended December 31, 1997. Under the terms of the settlement, we made a one-time cash payment to Lucent and issued to Lucent a warrant to acquire 675,000 shares of our common stock at $11.22 per share. The terms of the settlement also provided for a contingent payment to Lucent if our earnings per share performance for the three and one-half year period ending June 30, 2001 did not meet certain targeted levels. Based on the estimate of earnings per share for the measurement period as of March 31, 1999, we provided appropriate reserves to meet this liability. Due to the sale of the warrant by the holder, the associated reserve became unnecessary and $3.6 million of the special charge was reversed in the quarter ended September 30, 1999. We also recorded a special charge related to other legal issues in the amount of $1.2 million in the quarter ended September 30, 1999.

     RESTRUCTURING CHARGES

     Fiscal 2001

     During the March 2001 quarter, we implemented capacity and cost reduction actions necessitated by the downturn in the semiconductor industry. We reduced cumulative wafer fab capacity at Fabs 1 and 2 by approximately 24%. We also decided to close the Hong Kong test facility, acquired as part of the TelCom transaction, and migrate these test requirements to our Thailand test facility. The capacity reduction at Fabs 1 and 2 was completed by the end of the March 2001 quarter. The closure of the Hong Kong facility will be completed by the end of June 2001. These actions resulted in a restructuring charge of $6.4 million in the March 2001 quarter. These actions were undertaken to reduce manufacturing capacity and reduce manufacturing costs. The reduction in wafer fab capacity was required due to reduced customer demand. The closure of the Hong Kong facility was undertaken to rationalize our test manufacturing capacity and migrate the test requirements to our more cost-effective test facility in Thailand. When fully completed, it is expected that the closure of the Hong Kong facility will reduce operating expenses by $4.4 million per year.

     Included in the restructuring charges resulting from these actions was $4.0 million related to equipment that was written off, $2.1 million related to employee severance costs and $0.3 million related to other restructuring costs. As of March 31, 2001, $1.3 million remained of these charges, and was included in accrued liabilities.

     Fiscal 1999

     We implemented two restructuring actions during the quarter ended March 31, 1999. First, we eliminated our 5-inch wafer line, which resulted in a restructuring charge of $7.6 million in the March 1999 quarter. We also decided to restructure our test operations by closing our Kaohsiung facility and migrating that test capacity to our lower-cost Thailand facility. This action resulted in a restructuring charge of $6.1 million in the March 1999 quarter. These two restructuring actions were undertaken to improve manufacturing flexibility, close our least cost-effective production capacity, and thereby reduce operating costs.

     Included in the restructuring charges resulting from elimination of the 5-inch production capacity was:

     *    $6.8 million related to equipment that was written off
     *    $0.3 million related to employee severance costs, and
     *    $0.5 million related to other restructuring costs.

     Included in the restructuring charges resulting from the closure of the Kaohsiung facility was $5.6 million related to employee severance costs and $0.5 million related to other restructuring costs.

     Included in the special charge recorded in the quarter ended March 31, 1999 was $1.8 million related to two legal settlements associated with intellectual property matters, and $0.4 million related to restructure of a portion of our sales infrastructure.

     During the quarter ended June 30, 1998, we recognized a special charge of $3.8 million, which was comprised of a $3.3 million legal settlement with another company involving an intellectual property dispute, and a $0.5 million charge associated with the restructuring of a portion of our sales organization. We also incurred charges of $1.7 million for write-off of products obsoleted by the introduction of newer products, charging this to cost of goods sold.

     All restructuring reserves relating to the fiscal 1999 actions have been fully utilized.

     TELCOM RESTRUCTURING CHARGES

     Fiscal 2000

     TelCom recorded restructuring charges in its quarter ended March 31, 1999 of $0.3 million, primarily for employee severance costs. These charges are reflected in our fiscal 2000 operating results. All restructuring reserves relating to these charges have been fully utilized.

     Fiscal 1999

     In August 1998, TelCom announced plans to shut down its five-inch wafer fabrication facility in Mountain View, California and use third-party foundries for all of its wafer fabrication. In conjunction with the shut-down of its wafer fabrication facility, TelCom recorded fab closure charges totaling $6.5 million, predominately associated with the write-down and write-off of manufacturing equipment and facilities improvements. TelCom recorded one-time charges associated with its manufacturing restructuring of $0.7 million. All restructuring reserves relating to these charges have been fully utilized.

     KEELOQ(R) HOPPING CODE

     On November 17, 1995, we acquired the Keeloq(R) hopping code technology and patents developed by Nanoteq Ltd. of the Republic of South Africa, and marketing rights related thereto. The acquisition of Keeloq was treated as an asset purchase for accounting purposes. The amount paid for Keeloq, including related costs, was $12.9 million. In December 1995, we wrote off $11.4 million, which represented the portion of the purchase price relating to in-process research and development costs, as well as all acquisition-related expenses. The remaining $1.5 million was capitalized as purchased technology. The amount of the purchased technology was determined by applying a discounted cash flow model to the expected future revenue stream of the products acquired.

     In March 1999, a second cash payment of $10.3 million was made in accordance with the terms of the original purchase agreement, and was capitalized as purchased technology. In addition, $1.1 million of legal costs paid to defend the Keeloq(R) intellectual property was also capitalized, resulting in a total net carrying amount of $11.9 million, including $0.5 million of residual asset value capitalized a part of the initial payment, as of March 31, 1999. Although we were obligated to make this second payment, we were concerned that the recoverability of the carrying amount of the technology asset might not be recoverable due to change in the forecasted cash flows related to the Keeloq products. In accordance with SFAS 121, Accounting for the Impairment of Long Lived Assets and for Long Lived Assets to be Disposed Of, paragraphs 4 through 11, we prepared an undiscounted cash flow analysis at March 31, 1999, which determined that the value of the Keeloq technology was impaired. We measured the impairment using a discounted cash flow analysis to determine the fair value of the asset, which was deemed to be $4.3 million, resulting in an impairment write-down of $7.6 million. The value of the purchased technology remaining at March 31, 1999 of $4.3 million is being amortized over 3 years, the remaining life of the technology.

     OTHER INCOME (EXPENSE)

     Interest income in fiscal 2001 increased from fiscal 2000 as a result of higher invested cash balances due primarily to the receipt of proceeds of $114.0 million from our follow-on public offering completed in March 2000 and the receipt of proceeds of $79.5 million from TelCom's follow-on public offering completed in March 2000. Interest expense in fiscal 2001 decreased from fiscal 2000 as a result of lower borrowing levels under our credit facilities. Other income includes gains on the sale of fixed assets of $1.3 million as well as other immaterial non-operating items.

     PROVISION FOR INCOME TAXES

     Provisions for income taxes reflect tax on foreign earnings and federal and state tax on U.S. earnings. Our effective tax rate was 27.2% in fiscal 2001, 25.5% in fiscal 2000 and 29.5% in fiscal 1999, due primarily to lower tax rates at our foreign locations. We believe that our tax rate for the foreseeable future will be approximately 27%.

     THE FOREGOING STATEMENT REGARDING OUR ANTICIPATED FUTURE TAX RATE IS A FORWARD-LOOKING STATEMENT. ACTUAL RESULTS COULD DIFFER MATERIALLY BECAUSE OF THE FOLLOWING FACTORS, AMONG OTHERS: CURRENT TAX LAWS AND REGULATIONS; TAXATION RATES IN GEOGRAPHIC REGIONS WHERE WE HAVE SIGNIFICANT OPERATIONS; AND CURRENT TAX HOLIDAYS AVAILABLE IN FOREIGN LOCATIONS. SEE ALSO THE FACTORS SET FORTH UNDER "ITEM 1 - BUSINESS - ADDITIONAL FACTORS THAT MAY AFFECT RESULTS OF OPERATIONS," BEGINNING AT PAGE 9 OF THIS REPORT.

EURO CONVERSION ISSUES

     We operate in the European Market and currently generate approximately one third of our total net sales from customers located in Europe. Our commercial headquarters in Europe are located in the United Kingdom, which is currently not one of the 11 member states of the European Union converting to a common currency.

     During the fourth quarter of fiscal 2001, we conducted 98.3% of our European business in U.S. Dollars and 0.4% of our business in Europe in Pounds Sterling. The balance of our net sales is conducted in currencies which will eventually be replaced by the Euro. We will monitor the potential commercial impact of converting a portion of our current business to the Euro, but we do not currently anticipate any material impact to our business based on this transition. We do not currently anticipate any material impact to our business related to Euro matters from information technology, derivative transactions, tax issues or accounting software issues.

     THE FOREGOING STATEMENTS RELATED TO THE ANTICIPATED IMPACT ON OUR BUSINESS DUE TO TRANSITION TO THE EURO CURRENCY ARE FORWARD-LOOKING STATEMENTS. ACTUAL RESULTS COULD DIFFER MATERIALLY BECAUSE OF THE FOLLOWING FACTORS, AMONG OTHERS:
SALES LEVELS IN COUNTRIES WHERE THE EURO CURRENCY HAS BEEN ADOPTED; CURRENCY FLUCTUATIONS; COMPETITIVE CONDITIONS ASSOCIATED WITH EURO TRADING; AND THE COST OF ANY ADDITIONAL INFORMATION TECHNOLOGY RESOURCES OR SOFTWARE THAT MIGHT BE NECESSARY TO ACCOUNT FOR EURO-RELATED ISSUES. SEE ALSO THE FACTORS SET FORTH UNDER "ITEM 1 - BUSINESS ADDITIONAL FACTORS THAT MAY AFFECT RESULTS OF OPERATIONS," BEGINNING ON PAGE 9 OF THIS REPORT.

LIQUIDITY AND CAPITAL RESOURCES

     We had $129.9 million in cash and cash equivalents at March 31, 2001, a decrease of $78.9 million from the March 31, 2000 balance. During the fiscal year ended March 31, 2001, we maintained an unsecured line of credit with a syndicate of domestic banks totaling $100.0 million. We can elect to increase the facility to $150.0 million, subject to certain conditions set forth in the credit agreement. This facility terminates on May 31, 2003. There were no borrowings against the line of credit as of March 31, 2001. We are required to achieve certain financial ratios and operations results to maintain the domestic line of credit. We were in compliance with these covenants as of March 31, 2001. We also maintain an unsecured short-term line of credit totaling $34.6 million with certain foreign banks. There were no borrowings under the foreign line of credit as of March 31, 2001. There are no covenants related to the foreign line of credit. At March 31, 2001, an aggregate of $133.7 million of these facilities was available, subject to financial covenants and ratios with which we were in compliance. Our ability to fully utilize these facilities is dependent on our remaining in compliance with such covenants and ratios.

     During the year ended March 31, 2001, we generated $254.4 million of cash from operating activities, an increase of $7.5 million from the year ended March 31, 2000, and an increase of $141.9 million from the year ended March 31, 1999. The principal changes in cash flow from operations during fiscal 2001 was related to increased profitability and higher depreciation, offset by the impact of inventory valuation, changes in inventories and changes in other assets and liabilities.

     Our level of capital expenditures varies from time to time as a result of actual and anticipated business conditions. Capital expenditures were $441.1 million in fiscal 2001, $214.0 million in fiscal 2000 and $45.5 million in fiscal 1999. Capital expenditures were primarily for the expansion of production capacity and the addition of research and development equipment in each of these periods. We currently intend to spend approximately $55 million during the next 12 months to invest in equipment to maintain, and selectively increase, capacity at our existing wafer fabrication and product test facilities.

     We expect to finance capital expenditures through our cash flows from operations and available debt arrangement. We believe that the capital expenditures anticipated to be incurred over the next 12 months will provide sufficient manufacturing capacity to meet our currently anticipated needs.

     THE FOREGOING STATEMENTS REGARDING THE ANTICIPATED LEVEL OF CAPITAL EXPENDITURES OVER THE NEXT 12 MONTHS AND THE FINANCING OF SUCH CAPITAL EXPENDITURES, ARE FORWARD-LOOKING STATEMENTS. ACTUAL RESULTS COULD DIFFER MATERIALLY BECAUSE OF THE FOLLOWING FACTORS, AMONG OTHERS: THE CYCLICAL NATURE OF THE SEMICONDUCTOR INDUSTRY AND THE MARKETS ADDRESSED BY OUR PRODUCTS; MARKET ACCEPTANCE OF OUR PRODUCTS AND OF OUR CUSTOMERS' PRODUCTS; DEMAND FOR OUR PRODUCTS; UTILIZATION OF CURRENT MANUFACTURING CAPACITY; THE AVAILABILITY AND COST OF RAW MATERIALS, EQUIPMENT AND OTHER SUPPLIES; AND THE ECONOMIC, POLITICAL AND OTHER CONDITIONS IN THE WORLDWIDE MARKETS SERVED BY US. SEE ALSO THE FACTORS SET FORTH UNDER "ITEM 1 - BUSINESS - ADDITIONAL FACTORS THAT MAY AFFECT RESULTS OF OPERATIONS," BEGINNING AT PAGE 9 OF THIS REPORT.

     Net cash provided by financing activities was $109.5 million for fiscal 2001 and $123.4 million for fiscal 2000. Net cash used in financing activities was $73.9 million for fiscal 1999. Proceeds from sale of stock and put options were $118.5 million for fiscal 2001, $151.2 million for fiscal 2000 and $17.0 million for fiscal 1999. Payments on long term debt and capital lease obligations were $5.5 million in fiscal 2000 and $7.0 million in fiscal 1999. Repayments on lines of credit were $9.0 million and $17.5 million for the years ended March 31, 2001 and 2000. Net proceeds from lines of credit were $3.5 million in fiscal 1999. Cash expended for the purchase of our common stock was $4.8 million in fiscal 2000 and $87.4 million in fiscal 1999.

     In connection with a stock repurchase program, during the years ended March 31, 2000 and 1999, we purchased a total of 436,000 and 7,626,875 shares of our common stock, respectively, in open market activities at a total cost of $4.8 million and $78.2 million, respectively. During the years ended March 31, 2001, 2000 and 1999, we received 184,593, 2,748,218 and 518,794 shares, respectively, in conjunction with the net share settled forward contract. During the years ended March 31, 2001 and 2000, we also received $17.1 million and $10.2 million, respectively, in conjunction with the net share settled forward contact, which amounts were credited to additional paid-in capital. Also, in connection with a stock repurchase program, during fiscal 1999, we sold put options for 1,350,000 shares of our common stock at prices per share which ranged from $9.91 to $12.22. During fiscal 1999, we purchased put options for 112,500 shares. The net proceeds from the sale and repurchase of these put options, in the amount of $2.1 million for fiscal 1999, was credited to additional paid-in capital. During fiscal 1999, put options for 562,500 shares were purchased at the settlement dates at a total cost of $9.2 million. As of March 31, 2000 and 2001, respectively, there were no outstanding put options.

     During the year ended March 31, 1999, we completed two transactions in connection with a stock repurchase program. In April 1998, we completed a costless collar transaction involving call options for 1,125,000 shares of our common stock priced at $11.53 per share, and put options for 1,496,250 shares of our common stock priced at $11.19 per share. The expiration date of the transaction was April 28, 1999, resulting in us receiving $4.6 million which was credited to additional paid-in capital. Also in connection with a stock repurchase program, we completed a net share settled forward contract for 4,500,000 shares at an average price of $12.99. The expiration date of this transaction is May 2001 with quarterly interim settlement dates. We intend to extend this transaction for a period of one year to May 2002.

     We believe that our existing sources of liquidity combined with cash generated from operations will be sufficient to meet our currently anticipated cash requirements for at least the next 12 months. The semiconductor industry is capital intensive. In order to remain competitive, we must continue to make significant investments in capital equipment, for both production and research and development. Based on current market and industry conditions, we currently do not anticipate that we will require additional equity or debt financing during the next 12 months to fund our anticipated capital expenditures. The timing and amount of our capital requirements will depend on a number of factors, including demand for our products, product mix, changes in industry conditions and competitive factors.

     THE FOREGOING STATEMENTS REGARDING THE SUFFICIENCY OF OUR EXISTING SOURCES OF LIQUIDITY TO MEET OUR CURRENTLY ANTICIPATED CASH REQUIREMENTS, AND OUR REQUIREMENTS FOR ADDITIONAL EQUITY OR DEBT FINANCING DURING THE NEXT 12 MONTHS ARE FORWARD-LOOKING STATEMENTS. ACTUAL RESULTS COULD DIFFER MATERIALLY BECAUSE OF THE FOLLOWING FACTORS, AMONG OTHERS: THE CYCLICAL NATURE OF THE SEMICONDUCTOR INDUSTRY AND THE MARKETS ADDRESSED BY OUR PRODUCTS; DEMAND FOR OUR PRODUCTS AND THOSE OF OUR CUSTOMERS; UTILIZATION OF CURRENT MANUFACTURING CAPACITY; THE AVAILABILITY AND COST OF RAW MATERIALS, EQUIPMENT AND OTHER SUPPLIES; AND THE ECONOMIC, POLITICAL AND OTHER CONDITIONS IN THE WORLDWIDE MARKETS SERVED BY US. SEE ALSO THE FACTORS SET FORTH UNDER "ITEM 1 - BUSINESS - ADDITIONAL FACTORS THAT MAY AFFECT RESULTS OF OPERATIONS," BEGINNING AT PAGE 9 OF THIS REPORT.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     SFAS 133

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivatives and Similar Financial Instruments for Hedging Activities," to establish accounting and reporting standards for derivative instruments and for hedging activities. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. This new standard, as amended by related SFAS Nos. 137 and 138, will be effective for us for our fiscal year ending March 31, 2002. We believe the adoption of SFAS No. 133 will not have a material impact on our results of operations.

     SAB 101

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." SAB 101 provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC and, as amended, became effective for us in the fourth quarter of fiscal 2001. The implementation of SAB 101 had no effect on our results of operation.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our investment portfolio, consisting of fixed income securities, was $130.1 million as of March 31, 2001, and $208.0 million as of March 31, 2000. These securities, like all fixed income instruments, are subject to interest rate risk and will decline in value if market interest rates increase. If market rates were to increase immediately and uniformly by 10% from the levels of March 31, 2001 and March 31, 2000, the decline in the fair value of our investment portfolio would not be material. Additionally, we have the ability to hold our fixed income investments until maturity and, therefore, we would not expect to recognize any material adverse impact in income or cash flows.

     We have international operations and are thus subject to foreign currency rate fluctuations. To date, our exposure related to exchange rate volatility has not been significant. If foreign currency rates fluctuate by 15% from the rates at March 31, 2001 and March 31, 2000, the effect on our financial position and results of operation would not be material.

     During the normal course of business we are routinely subjected to a variety of market risks, examples of which include, but are not limited to, interest rate movements and foreign currency fluctuations, as we discuss in this
Item 7A, and collectability of accounts receivable. We continuously assess these risks and have established policies and procedures to protect against the adverse effects of these and other potential exposures. Although we do not anticipate any material losses in these risk areas, no assurance can be made that material losses will not be incurred in these areas in the future.

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information on the members of our board of directors is incorporated herein by reference to our proxy statement for the 2001 annual meeting of stockholders under the caption "Election of Directors."

     Information on our executive officers is provided in Item 1, Part I of this Form 10-K under the caption "Executive Officers" at page 8, above.

     Information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is incorporated herein by reference to our proxy statement for the 2001 annual meeting of stockholders under the caption "Section 16(a) Beneficial Ownership Reporting Compliance."

ITEM 11. EXECUTIVE COMPENSATION

     Information with respect to executive compensation is incorporated herein by reference to the information under the caption "Executive Compensation" in our proxy statement for the 2001 annual meeting of stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information with respect to security ownership of certain beneficial owners and management is incorporated herein by reference to the information under the caption "Security Ownership of Principal Stockholders, Directors and Executive Officers" in our proxy statement for the 2001 annual meeting of stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information with respect to certain relationships and related transactions is incorporated herein by reference to the information under the caption "Certain Transactions" in our proxy statement for the 2001 annual meeting of stockholders.


             THE REMAINDER OF THIS PAGE IS LEFT BLANK INTENTIONALLY

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this Form 10-K:

                                                                        Page No.

          (1)  Financial Statements:

               Independent Auditors' Report                                F-1

               Consolidated Balance Sheets as of
               March 31, 2001 and 2000                                     F-2

               Consolidated Statements of Income for each
               of the years in the three-year period ended
               March 31, 2001                                              F-3

               Consolidated Statements of Cash Flows for
               each of the years in the three-year period
               ended March 31, 2001                                        F-4

               Consolidated Statements of Stockholders'
               Equity and Other Comprehensive Income
               for each of the years in the three-year period
               ended March 31, 2001                                        F-5

               Notes to Consolidated Financial Statements                  F-6

          (2) Financial Statement Schedules - Applicable schedules have been omitted because information is included in the footnotes to the Financial Statements.

          (3)  The Exhibits filed with this Form 10-K or                   E-1
               incorporated herein by reference are set forth in the
               Exhibit Index appearing on page E-1 hereof, which
               Exhibit Index is incorporated herein by this reference.

     (b) We filed a current report on Form 8-K on January 16, 2001 reporting the closing of our merger with TelCom.

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

                                      MICROCHIP TECHNOLOGY INCORPORATED
                                      (Registrant)

                                      BY: /s/ Steve Sanghi
                                          --------------------------------------
                                          Steve Sanghi
                                          President and Chief Executive Officer

Date:  May 15, 2001

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

Name and Signature                          Title                       Date
------------------                          -----                       ----

/s/ Steve Sanghi             Director, President and                May 15, 2001
------------------------     Chief Executive Officer
Steve Sanghi

Albert J. Hugo-Martinez*     Director                               May 15, 2001

L. B. Day*                   Director                               May 15, 2001

Matthew W. Chapman*          Director                               May 15, 2001

Wade F. Meyercord*           Director                               May 15, 2001

/s/ Gordon W. Parnell        Vice President and Chief Financial     May 15, 2001
------------------------     Officer (Principal Financial
Gordon W. Parnell            and Accounting Officer)

*By: /s/ Steve Sanghi        Individually and as Attorney-in-fact   May 15, 2001
     -------------------
     Steve Sanghi

                                  EXHIBIT INDEX

EXHIBIT NO.                     DESCRIPTION                             PAGE NO.
-----------                     -----------                             --------

2.1 Purchase and Sale Agreement dated as of May 23, 2000 between Registrant and Matsushita Semiconductor Corporation of America [Incorporated by reference to Current Report on Form 8-K as filed with the Securities and Exchange Commission as of July 26, 2000]

2.1.1 Addendum dated June 20, 2000 to Purchase and Sale Agreement dated as of May 23, 2000 between Registrant and Matsushita Semiconductor Corporation of America [Incorporated by reference to Current Report on Form 8-K as filed with the Securities and Exchange Commission as of July 26, 2000]

2.1.2 Addendum dated July 10, 2000 to Purchase and Sale Agreement dated as of May 23, 2000 between Registrant and Matsushita Semiconductor Corporation of America [Incorporated by reference to Current Report on Form 8-K as filed with the Securities and Exchange Commission as of July 26, 2000]

2.1.3 Agreement and Plan of Reorganization dated as of October 26, 2000 by and among Registrant, Matchbox Acquisition Corp. and TelCom Semiconductor, Inc. [Incorporated by reference to Current Report on Form 8-K as filed with the Securities and Exchange Commission as of October 26, 2000]

3.1         Restated Certificate of Incorporation of Registrant
            [Incorporated by reference to Exhibit 3.1 to Registration Statement No. 33-70608]

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

3.1.4 Certificate of Amendment to Registrant's Certificate of Incorporation [Incorporated by reference to Exhibit No. 3.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997]

3.1.5       Amended Certificate of Designations of Rights,
            Preferences and Privileges of Series A Participating
            Preferred Stock of Registrant [Incorporated by reference to Current Report on Form 8-K as filed with the Securities and Exchange Commission as of October
            12, 1999]

3.1.6       Certificate of Amendment to Registrant's Restated
            Certificate of Incorporation [Incorporated by reference to Exhibit No. 3.1 to Registrant's
            Quarterly Report on Form 10-Q for the quarter ended
            September 30, 2000]

                                  EXHIBIT INDEX

EXHIBIT NO.                     DESCRIPTION                             PAGE NO.
-----------                     -----------                             --------

3.2 Amended and Restated By-Laws of Registrant, as amended through August 20, 1999 [Incorporated by reference to Exhibit No. 3.1 to Registrant's
            Quarterly Report on Form 10-Q for the quarter ended
            September 30, 1999]

3.3         Certificate of Ownership and Merger Merging ASIC
            Technical Solutions, Inc. into Microchip Technology
            Incorporated

3.4         Certificate of Ownership and Merger Merging TelCom
            Semiconductor, Inc. with and into Microchip
            Technology Incorporated

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

10.2        Amended and Restated 1989 Stock Option Plan
            [Incorporated by reference to Exhibit No. 10.14 to Registration Statement No. 33-57960]

10.3        1993 Stock Option Plan, as Amended Through August 18,
            2000 [Incorporated by reference to Exhibit No. 10.4 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000]

10.4 Form of Notice of Grant For 1993 Stock Option Plan, with Exhibit A thereto, Form of Stock Option Agreement; and Exhibit B thereto, Form of Stock Purchase Agreement [Incorporated by reference to Exhibit No. 10.6 Registration Statement No. 333-872]

10.5 Restated Employee Stock Purchase Plan, as Amended Though August 18, 2000 [Incorporated by reference to Exhibit No. 10.2 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000]

10.6        Form of Stock Purchase Agreement for Employee Stock
            Purchase Plan [Incorporated by reference to Exhibit
            No. 10.2 to Registration Statement No. 333-872]

10.7        Form of Enrollment Form For Employee Stock Purchase
            Plan [Incorporated by reference to Exhibit No. 10.3 to Registration Statement No. 333-872]

10.8        Form of Change Form For Employee Stock Purchase Plan
            [Incorporated by reference to Exhibit No. 10.4 to Registration Statement No. 333-872]

10.9        Form of Executive Officer Severance Agreement
            [Incorporated by reference to Exhibit No. 10.7 to Registration Statement No. 333-872]

                                  EXHIBIT INDEX

EXHIBIT NO.                     DESCRIPTION                             PAGE NO.
-----------                     -----------                             --------

10.10 Credit Agreement dated as of May 31, 2000 among Registrant, the Banks named therein, Bank One, NA, as LC Issuer and Administrative Agent, Wells Fargo Bank, National Association, as Syndication Agent and Bank of America, N.A., as Documentation Agent [Incorporated by reference to Exhibit No. 10.10 to Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 2000]

10.11 Modification Agreement dated as of August 31, 2000 to the Credit Agreement dated as of May 31, 2000 by and among Registrant, the Banks named therein, Bank One, NA, as LC Issuer and Administrative Agent, Wells Fargo Bank, National Association, as Syndication Agent and Bank of America, N.A., as Documentation Agent [Incorporated by reference to Exhibit No. 10.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000]

10.12 Development Agreement dated as of August 29, 1997 by and between Registrant and the City of Chandler, Arizona [Incorporated by reference to Exhibit No.
            10.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997]

10.13 Development Agreement dated as of July 17, 1997 by and between Registrant and the City of Tempe, Arizona [Incorporated by reference to Exhibit No. 10.2 to Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997]

10.14 Addendum to Development Agreement by and between Registrant and the City of Tempe, Arizona, dated May
            11, 2000

10.15 1997 Nonstatutory Stock Option Plan, as Amended Through August 18, 2000 [Incorporated by reference to Exhibit No. 10.3 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000]

10.16 Form of Notice of Grant For 1997 Nonstatutory Stock Option Plan, with Exhibit A thereto, Form of Stock Option Agreement [Incorporated by reference to Exhibit No. 10.17 to Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1998]

10.17       International Employee Stock Purchase Plan as Amended
            Through April 25, 1997 [Incorporated by reference to
            Exhibit No. 10 to Registration Statement No.
            333-40791]

10.18 TelCom Semiconductor, Inc. 1994 Stock Option Plan and forms of agreements thereunder [Incorporated by reference to Exhibit No. 4.1 to Registration
            Statement No. 333-53876]

10.19 TelCom Semiconductor, Inc. 1996 Director Option Plan and forms of agreements used thereunder [Incorporated by reference to Exhibit No. 4.2 to Registration
            Statement No. 333-53876]

10.20       TelCom Semiconductor, Inc. 2000 Nonstatutory Stock
            Option Plan and forms of agreements used thereunder
            [Incorporated by reference to Exhibit 4.4 to Registration Statement No. 333-53876]

                                  EXHIBIT INDEX

EXHIBIT NO.                     DESCRIPTION                             PAGE NO.
-----------                     -----------                             --------

21.1 Subsidiaries of Registrant [Incorporated by reference to Exhibit No. 21.1 to Registrant's Annual Report on
            Form 10-K for the fiscal year ended March 31, 2000]

23.1        Consent of KPMG LLP

24.1        Power of Attorney re: Microchip Technology
            Incorporated, the Registrant [Incorporated by reference to Exhibit No. 24.1 to Registrant's Annual
            Report on Form 10-K for the fiscal year ended March
            31, 2000]

                           Annual Report on Form 10-K

                   Item 8, Item 14(a)(1) and (2), (c) and (d)

                        ---------------------------------


                          INDEX TO FINANCIAL STATEMENTS

                        CONSOLIDATED FINANCIAL STATEMENTS

                                    EXHIBITS

                        ---------------------------------

                            YEAR ENDED MARCH 31, 2001

                        MICROCHIP TECHNOLOGY INCORPORATED
                                AND SUBSIDIARIES

                                CHANDLER, ARIZONA

               Microchip technology incorporated and subsidiaries

                   Index to Consolidated Financial Statements

                                                                     Page Number
                                                                     -----------

Independent Auditor's Report                                            F-1

Consolidated Balance Sheets
as of March 31, 2001 and 2000                                           F-2

Consolidated Statements of Income
for each of the years in the three-year
period ended March 31, 2001                                             F-3

Consolidated Statements of Cash Flows
for each of the years in the three-year
period ended March 31, 2001                                             F-4

Consolidated Statements of Stockholders' Equity and
Other Comprehensive Income for each of the years
in the three-year period ended March 31, 2001                           F-5

Notes to Consolidated Financial Statements                              F-6

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
Microchip Technology Incorporated:


We have audited the accompanying consolidated balance sheets of Microchip Technology Incorporated and subsidiaries as of March 31, 2001 and 2000, and the related consolidated statements of income, stockholders' equity and other comprehensive income, and cash flows for each of the years in the three-year period ended March 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Microchip Technology Incorporated and subsidiaries as of March 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 2001, in conformity with accounting principles generally accepted in the United States of America.


                                           /s/ KPMG LLP

Phoenix, Arizona
April 30, 2001

               MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                       (in thousands except share amounts)

                                     ASSETS

                                                                   March 31,    March 31,
                                                                     2001          2000
                                                                  ----------    ---------
Cash and cash equivalents ....................................    $  129,909    $ 206,525
Short term investments .......................................            --        2,286
Accounts receivable, net .....................................        76,543       84,225
Inventories ..................................................        95,699       68,324
Prepaid expenses .............................................        19,072        3,523
Deferred tax asset ...........................................        47,508       35,637
Other current assets .........................................         2,828        3,443
                                                                  ----------    ---------
     Total current assets ....................................       371,559      403,963

Property, plant and equipment, net ...........................       780,016      445,821
Other assets .................................................         9,774       11,568
                                                                  ----------    ---------

     Total assets ............................................    $1,161,349    $ 861,352
                                                                  ==========    =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Short-term lines of credit ...................................    $       --    $   9,000
Accounts payable .............................................        57,652       70,750
Accrued liabilities ..........................................        72,865       39,314
Deferred income on shipments to distributors .................        64,106       59,395
                                                                  ----------    ---------
     Total current liabilities ...............................       194,623      178,459

Pension accrual ..............................................           912          918
Deferred tax liability .......................................        22,966       19,097

Stockholders' equity:

Preferred stock, $.001 par value; authorized 5,000,000 shares;
  no shares issued or outstanding ............................            --           --
Common stock, $.001 par value; authorized 300,000,000 shares;
  issued and outstanding 130,897,639 shares at March 31, 2001;
  issued 130,473,255 and outstanding 125,948,337 shares at
  March 31, 2000; ............................................           131          126
Additional paid-in capital ...................................       418,277      356,957
Accumulated other comprehensive income .......................            --        1,018
Retained  earnings ...........................................       524,440      377,925
Less shares of common stock held in treasury at cost;
  4,524,918 shares at March 31, 2000  ........................            --      (73,148)
                                                                  ----------    ---------
     Net stockholders' equity ................................       942,848      662,878

     Total liabilities and stockholders' equity ..............    $1,161,349    $ 861,352
                                                                  ==========    =========

          See accompanying notes to consolidated financial statements.

               MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                     (in thousands except per share amounts)

                                                                Years Ended March 31,
                                                     -------------------------------------------
                                                        2001             2000             1999
                                                     ---------        ---------        ---------
Net sales ....................................       $ 715,730        $ 553,051        $ 460,723
Cost of sales ................................         335,016          269,611          240,170
                                                     ---------        ---------        ---------
   Gross profit ..............................         380,714          283,440          220,553

Operating expenses:
  Research and development ...................          78,595           52,365           46,375
  Selling, general and administrative ........         102,620           86,750           72,502
                                                     ---------        ---------        ---------
                                                       181,215          139,115          118,877

Operating income before special charges ......         199,499          144,325          101,676
Special charges ..............................          17,358           (2,131)          34,495
                                                     ---------        ---------        ---------

Operating income .............................         182,141          146,456           67,181

Other income (expense):
  Gain on sale of investment .................           1,427            5,819               --
  Net loss in equity investment ..............          (2,190)              --               --
  Interest income ............................          13,494            2,816            1,599
  Interest expense ...........................            (753)          (1,247)          (3,423)
  Other, net .................................           2,080              770              665
                                                     ---------        ---------        ---------

Income  before income  taxes .................         196,199          154,614           66,022

Income taxes .................................          53,363           39,441           19,481
                                                     ---------        ---------        ---------

Net income ...................................       $ 142,836        $ 115,173        $  46,541
                                                     =========        =========        =========

Basic net income per share ...................       $    1.11        $    0.94        $    0.38
                                                     =========        =========        =========

Diluted net income per share .................       $    1.04        $    0.88        $    0.36
                                                     =========        =========        =========
Weighted average common shares outstanding ...         129,088          122,314          123,500
                                                     =========        =========        =========
Weighted average common and potential
 common shares outstanding ...................         136,793          130,339          128,882
                                                     =========        =========        =========

          See accompanying notes to consolidated financial statements.

               MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (in thousands)

                                                                                   Years ended March 31,
                                                                           -------------------------------------
                                                                              2001          2000          1999
                                                                           ---------     ---------     ---------
Cash flows from operating activities:
Net income ............................................................    $ 142,836     $ 115,173     $  46,541
  Income adjustment for Telcom quarter ended March 31, 2000 ...........        3,679            --            --
Adjustments to reconcile net income to net cash provided
  by operating activities:
   Provision for doubtful accounts ....................................        1,855           936           335
   Provision for inventory reserves ...................................       20,071           870         3,464
   Provision for pension accrual ......................................          175           295         1,037
   Gain on sale of fixed assets .......................................       (1,285)           --            --
   Gain on sale of investment .........................................       (3,091)       (5,819)           --
   Net loss in equity investment ......................................        2,426            --            --
   Special charges ....................................................       17,358            --        27,275
   Depreciation and amortization ......................................      101,990        69,696        70,098
   Amortization of purchased technology ...............................        2,336         1,477           300
   Deferred income taxes ..............................................       (8,002)        9,296           913
   Tax benefit from exercise of stock options .........................       15,936        15,511         4,915
   (Increase) decrease in accounts receivable .........................        5,827       (15,672)       (6,052)
   (Increase) decrease in inventories .................................      (47,446)        8,158        (3,234)
   Increase (decrease)  in accounts payable and accrued liabilities ...        7,050        24,541       (25,549)
   Change in other assets and liabilities .............................       (7,351)       22,471        (7,549)
                                                                           ---------     ---------     ---------

Net cash provided by operating activities .............................      254,364       246,933       112,494
                                                                           ---------     ---------     ---------
Cash flows from investing activities:
   Investment in Silicon Aquarius Incorporated ........................           --        (3,000)           --
   Sales (purchases) of short term investments ........................      (33,648)        6,730         2,469
   Maturities of short term investments ...............................       34,916            --            --
   Purchase of common stock of CSMC ...................................       (1,600)           --            --
   Acquisition of common stock of MEAD Microelectronics,
   net of cash acquired ...............................................       (1,330)           --            --
   Proceeds from sale of assets .......................................        2,292         1,511            --
   Capital expenditures ...............................................     (441,147)     (213,974)      (45,456)
                                                                           ---------     ---------     ---------

Net cash used in investing activities .................................     (440,517)     (208,733)      (42,987)
                                                                           ---------     ---------     ---------
Cash flows from financing activities:
   Repayment of lines of credit .......................................       (9,000)      (17,509)        3,509
   Payments on long-term debt .........................................           --        (5,099)       (4,818)
   Payments on capital lease obligations ..............................           --          (413)       (2,141)
   Repurchase of common stock .........................................           --        (4,772)      (87,437)
   Proceeds from sale of stock and put options ........................      118,537       151,233        16,967
                                                                           ---------     ---------     ---------

Net cash provided by (used in) financing activities ...................      109,537       123,440       (73,920)
                                                                           ---------     ---------     ---------

Net (decrease) increase in cash and cash equivalents ..................      (76,616)      161,640        (4,413)

Cash and cash equivalents at beginning of period ......................      206,525        44,885        49,298
                                                                           ---------     ---------     ---------

Cash and cash equivalents at end of period ............................    $ 129,909     $ 206,525     $  44,885
                                                                           =========     =========     =========

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING AND INVESTING ACTIVITIES:
Net share settlement delivery of shares ...............................    $  12,848     $      --     $  14,139
Net share settlement receipt of shares ................................    $   6,610     $  58,551     $   7,350

          See accompanying notes to consolidated financial statements.

               MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                         AND OTHER COMPREHENSIVE INCOME

                                               Common                   Common          Accumulated
                                        Stock and Additional        Stock held in          Other                       Net
                                           Paid-in Capital             Treasury        Comprehensive   Retained   Stockholders'
(in thousands)                           Shares      Amount       Shares      Amount      Income       Earnings      Equity
--------------                           ------      ------       ------      ------      ------       --------      ------
Balance March 31, 1998                  129,935     $ 211,322      2,276     $(23,804)    $    --      $216,211     $ 403,729
Sale of Stock
  Exercise of stock options               2,279        10,392         --           --          --            --        10,392
  Employee stock purchase plan              572         4,462         --           --          --            --         4,462
Net share settled forward                    --            --        519           --          --            --            --
Purchase of treasury stock                   --            --      8,189      (87,437)         --            --       (87,437)
Retirement of treasury stock             (2,618)      (36,536)    (3,803)      36,536          --            --            --
Sale of put options, net                     --         2,113         --           --          --            --         2,113
Tax benefit from exercise of
options                                      --         4,915         --           --          --            --         4,915
Net income                                   --            --         --           --          --        46,541        46,541
                                       --------     ---------     ------     --------     -------      --------     ---------

Balance March 31, 1999                  130,168     $ 196,668      7,181     $(74,705)    $    --      $262,752     $ 384,715
Sale of Stock
  Public offering (net of offering
    costs of $456)                        2,847       114,011         --           --          --            --       114,011
Exercise of stock options                 2,819        17,358         --           --          --            --        17,358
Employee stock purchase plan                480         5,021         --           --          --            --         5,021
Purchase of treasury stock                  436        (4,772)        --       (4,772)
Net share settled forward                    --        10,243      2,748           --          --            --        10,243
Retirement of treasury stock             (5,841)       (6,329)    (5,841)       6,329          --            --            --
Tax benefit from exercise of options         --        15,511         --           --          --            --        15,511
Costless collar settlement                   --         4,600         --           --          --            --         4,600
Other comprehensive income
  Unrealized gain on
  short-term investment                      --            --         --           --       1,018            --         1,018
  Net income                                 --            --         --           --          --       115,173       115,173
                                       --------     ---------     ------     --------     -------      --------     ---------
Comprehensive income                         --            --         --           --          --            --       116,191
                                       --------     ---------     ------     --------     -------      --------     ---------
Balance March 31, 2000                 130,473      $ 357,083      4,524     $(73,148)    $ 1,018      $377,925     $ 662,878
Sale of Stock
  Public offering (net of
    offering costs of $494)               1,791        79,543         --           --          --            --        79,543
  Exercise of stock options               2,045        14,523         --           --          --            --        14,523
  Employee stock purchase plan              634         7,402         --           --          --            --         7,402

Net share settled forward                    --        17,069        185           --          --            --        17,069
Retirement of treasury stock             (4,045)      (73,148)    (4,709)      73,148          --            --            --
Tax benefit from exercise of options         --        15,936         --           --          --            --        15,936
Other comprehensive income
  Unrealized loss on
    short-term investment                    --            --         --           --      (1,018)           --        (1,018)
  Net income                                 --            --         --           --          --       142,836       142,837
                                       --------     ---------     ------     --------     -------      --------     ---------
Comprehensive income                         --            --         --           --          --            --       141,818
  TelCom Equity adjustment for the
    three months ended March 31, 2000        --            --         --           --          --         3,679         3,679
                                       --------     ---------     ------     --------     -------      --------     ---------

Balance March 31, 2001                  130,898     $ 418,408         --     $     --     $    --      $524,440     $ 942,848
                                       ========     =========     ======     ========     =======      ========     =========

          See accompanying notes to consolidated financial statements.

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   SIGNIFICANT ACCOUNTING POLICIES

     NATURE OF BUSINESS

     Microchip develops and manufactures specialized semiconductor products used by its customers for a wide variety of embedded control applications. Microchip's product portfolio comprises field-programmable RISC-based microcontrollers that serve 8- and 16-bit embedded control applications, and a broad spectrum of high-performance linear and mixed-signal, power management and thermal management devices. Microchip also offers complementary microperipheral products including interface devices, Serial EEPROMS, and the patented KEELOQ(R) security devices. Products are marketed to the automotive, communications, computing, consumer and industrial control markets.

     PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of Microchip Technology Incorporated and its wholly-owned subsidiaries ("Microchip" or the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

     On January 16, 2001, the Company merged with TelCom. The merger has been accounted for as a pooling of interests. Accordingly, the consolidated financial statements have been restated to include the operations of TelCom for all periods presented. TelCom had a December 31 fiscal year end, thus the consolidated financial statements presented for March 31, 2000 and 1999 have been combined with the operations of TelCom as of and for the years ended December 31, 1999 and 1998, respectively. The 2000 operations of TelCom have been conformed to a March 31 year end, thus the consolidated statements of cash flows and stockholders' equity for March 31, 2001 include an adjustment of $3,679,000 which represents the net income of TelCom for the quarter ended March 31, 2000.

     CASH AND CASH EQUIVALENTS

     All highly liquid investments, including marketable securities purchased with an original maturity of three months or less, are considered to be cash equivalents.

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

     FOREIGN CURRENCY TRANSLATION AND FORWARD CONTRACTS

     The Company's foreign subsidiaries are considered to be extensions of the U.S. Company and any translation gains and losses related to these subsidiaries are included in other income and expense. As the U.S. Dollar is utilized as the functional currency, gains and losses resulting from foreign currency transactions (transactions denominated in a currency other than the subsidiaries' functional currency) are also included in income. Gains and losses associated with currency rate changes on forward contracts are recorded currently in income.

     REVENUE RECOGNITION

     Revenue from product sales to original equipment manufacturers and from sales to distributors who have no, or limited, product return rights and no price protection rights, is recognized upon shipment net of allowances for estimated returns. When distributors have rights to return products and price protection rights, the Company defers revenue recognition until the distributor sells the product to the end customer. Upon shipment by the Company, amounts billed to distributors with rights to product returns and price protection rights are included as accounts receivable, inventory is relieved, the sale is deferred and the gross margin is reflected as a current liability until the product is sold by the distributors to their customers.

     RESEARCH AND DEVELOPMENT

     Research and development costs are expensed as incurred.

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

     COMPUTATION OF NET INCOME PER SHARE

     In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128, EARNINGS PER SHARE ("SFAS No. 128"). SFAS No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented and, where appropriate, restated to conform to the SFAS No. 128 requirements.

     IMPAIRMENT OF LONG-LIVED ASSETS

     The Company periodically evaluates the recoverability of its long-lived assets in accordance with SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," based upon the estimated cash flows to be generated by the related asset. The evaluation is performed at the lowest level for which there are identifiable, independent cash flows.

     STOCK OPTION PLANS

     Prior to April 1, 1996, the Company accounted for its stock option plans in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related interpretations. As such, compensation expense would be recorded only if, on the date of grant, the current market price of the underlying stock exceeded the exercise price and would be recorded on a straight-line basis over the vesting period. On April 1, 1996, the Company adopted SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, ("SFAS No. 123") which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in fiscal 1996 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

     EQUITY DERIVATIVE INSTRUMENTS

     The Company utilizes put options and a net share settled forward contract for the sale and repurchase of common stock. Amounts paid and proceeds received from these instruments are recorded as components of additional paid-in capital.

     USE OF ESTIMATES

     The Company has made a number of estimates and assumptions relating to the reporting of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

     SFAS 133

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivatives and Similar Financial Instruments for Hedging Activities," to establish accounting and reporting standards for derivative instruments and for hedging activities. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. This new standard, as amended by related SFAS Nos. 137 and 138, will be effective for the Company for its fiscal year ending March 31, 2002. The Company believes the adoption of SFAS No. 133 will not have a material impact on its results of operations.

     RECLASSIFICATIONS

     Certain 2000 and 1999 fiscal year balances have been reclassified to conform to the fiscal year 2001 presentation.

2.   SPECIAL CHARGES

     MERGERS AND ACQUISITIONS

     TELCOM SEMICONDUCTOR, INC.

     On January 16, 2001, the Company completed its merger with TelCom, a company with a diversified portfolio of high performance analog and mixed-signal integrated circuits for a wide variety of applications in the wireless communications, networking, computer and industrial markets. Under the terms of the merger agreement, each share of TelCom common stock was exchanged for 0.53 of a share of Microchip common stock. The Company issued 9,801,456 shares of its common stock and assumed all outstanding TelCom stock options. The merger was structured as a tax-free reorganization and is being accounted for as a pooling of interests.

     During the March 2001 quarter, the Company recognized a special charge of $10,949,000 for costs associated with the TelCom transaction. These costs included: $7,306,000 associated with investment banking fees; $1,607,000 associated with legal and accounting fees; $912,000 related to severance costs; and $1,124,000 related to other merger costs.

                                                          MERGER ACCRUAL
                                                          --------------
                                   Charges During the    Cash Expenses for        Accrual
                                     Quarter Ended       the Quarter Ended       Remaining
                                     March 31, 2001        March 31, 2001      March 31, 2001
                                     --------------        --------------      --------------
     Investment banking fees            $ 7,306                $ 7,306              $ --
     Legal and accounting fees            1,607                  1,335               272
     Severence costs                        912                    912                --
     Other acquisition costs              1,124                    682               442
                                        -------                -------              ----
                                        $10,949                $10,235              $714
                                        =======                =======              ====

     M.E.A.D. MICROELECTRONICS, S.A.

     On August 25, 2000, TelCom acquired the assets, including cash, and assumed the liabilities of M.E.A.D. Microelectronics, S.A. (MEAD), an engineering design company located in Switzerland, for $1.5 million in cash in a transaction accounted for as a purchase. The purchase agreement obligates the Company to pay an additional $1,100,000 to the former sole shareholder of MEAD in quarterly installments of $92,000, contingent upon the shareholder's continued employment with MEAD. As of March 31, 2001, $917,000 of the $1,100,000 was still outstanding. In addition, TelCom granted options to acquire 150,000 shares of TelCom's common stock to the sole shareholder and key employees of MEAD. These stock options were converted to options to acquire 79,500 shares of Microchip common stock upon the Company's merger with TelCom. The allocation of the purchase price, based on the fair value of the acquired assets and assumed liabilities, resulted in goodwill of $1,290,000, which is being amortized over three years. During the year ended March 31, 2001, the Company recognized goodwill amortization expense of $251,000, which is included as a component of selling, general and administrative expense.

     In conjunction with the acquisition, TelCom entered into a revenue sharing agreement with certain individuals, including the shareholder and key employees of MEAD, which obligates the Company to pay royalties related to the sale of specified products and to pay a percentage of non-recurring engineering revenues earned on specified contracts. Payments associated with this revenue sharing agreement were $272,000 in Fiscal 2001.

     LEGAL SETTLEMENT WITH LUCENT TECHNOLOGIES INC.

     On January 13, 1998, the Company finalized a settlement of patent litigation with Lucent Technologies Inc. resulting in the Company recording a $5,000,000 special charge during the quarter ended December 31, 1997. Under the terms of the settlement, Microchip made a one-time cash payment to Lucent and issued to Lucent a warrant to acquire 675,000 shares of Common Stock of the Company priced at $11.22 per share. The terms of the settlement also provided for the Company to make a contingent payment to Lucent if the Company's earnings per share performance for the three and one-half year period ending June 30, 2001 did not meet certain targeted levels. Based on the estimate of earnings per share for the measurement period as of March 31, 1999, we provided appropriate reserves to meet this liability. Due to the sale of the warrant by the holder, the associated reserve became unnecessary and $3,600,000 of the special charge was reversed in the quarter ended September 30, 1999. The Company also recorded a special charge related to other legal issues in the amount of $1,200,000 in the quarter ended September 30, 1999.

     RESTRUCTURING CHARGES

     FISCAL 2001

     During the March 2001 quarter the Company implemented capacity and cost reduction actions related to adverse business conditions in the semiconductor industry. The Company reduced cumulative wafer fab capacity at its manufacturing locations in Chandler and Tempe, Arizona by approximately 24%. The Company also decided to close its Hong Kong test facility, acquired as part of the TelCom transaction, and migrate these test requirements to its test facility located in Bangkok, Thailand. The capacity reduction at the Company's wafer fabs was completed by the end of the March 2001 quarter, and the closure of the Hong Kong facility will be completed by the end of the fiscal 2002 June quarter. These actions resulted in a restructuring charge of $6,409,000 in the March 2001 quarter.

     Included in the restructuring charges resulting from these actions was $2,149,000 related to employee severance costs and $305,000 related to other restructuring costs.

                                                       RESTRUCTURING ACCRUAL
                                                       ---------------------
                                 Charges During the    Cash Expenses for the        Accrual
                                   Quarter Ended           Quarter Ended           Remaining
                                   March 31, 2001         March 31, 2001        March 31, 2001
                                   --------------         --------------        --------------
     Employee severance costs         $2,149                  $1,116                $1,033
     Other restructuring costs           305                      --                   305
                                      ------                  ------                ------
                                      $2,454                  $1,116                $1,338
                                      ======                  ======                ======

     The Company expects the remaining restructuring costs to be paid during fiscal 2002.

     The balance of the charges relating to restructuring costs was non-cash items for $3,955,000, related to equipment that was written off.

     FISCAL 1999

     The Company implemented two restructuring actions during the quarter ended March 31, 1999. First, the Company eliminated its 5-inch wafer line, which represented the Company's least flexible and least cost-effective production capacity. This action resulted in a restructuring charge of $7,561,000 in the March 1999 quarter. The Company also decided to restructure its test operations by closing its Kaohsiung facility and migrating that test capacity to its lower-cost Thailand facility. This action resulted in a restructuring charge of $6,089,000 in the March 1999 quarter.

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

     Included in the special charge the Company recorded in the quarter ended March 31, 1999 was $1,805,000 related to two legal settlements associated with intellectual property matters, and $350,000 related to the restructure of a portion of the Company's sales infrastructure.

     During the quarter ended June 30, 1998, the Company recognized a special charge of $3,800,000, which was comprised of a $3,300,000 legal settlement with another company involving an intellectual property dispute and a $500,000 charge associated with the restructuring of a portion of the Company's sales organization. Also, during the quarter ended June 30, 1998 the Company took a charge of $1,700,000 for write-off of products obsoleted by the introduction of newer products, charging this to cost of goods sold.

     All restructuring reserves relating to the Fiscal 1999 actions have been fully utilized.

     TELCOM RESTRUCTURING CHARGES

     FISCAL 2000

     TelCom recorded restructuring charges in its quarter ended March 31, 1999 of $269,000 primarily for employee severance costs. These charges are reflected in the Company's fiscal 2000 operating results. All restructuring reserves relating to these charges have been fully utilized.

     FISCAL 1999

     In August 1998, TelCom announced its plans to shut down its five-inch wafer fabrication facility in Mountain View, California and use third party foundries for all of its wafer fabrication. In conjunction with the shut-down of its wafer fabrication facility, TelCom recorded fab closure charges totaling $6,515,000, predominately associated with the write-down and write-off of manufacturing equipment and facilities improvements. TelCom recorded one-time charges associated with its manufacturing restructuring of $743,000. All restructuring reserves relating to these charges have been fully utilized.

     KEELOQ(R) HOPPING CODE

     On November 17, 1995, the Company acquired the Keeloq(R) hopping code technology and patents developed by Nanoteq Ltd. of the Republic of South Africa, and marketing rights related thereto. The acquisition of Keeloq was treated as an asset purchase for accounting purposes. The amount paid for Keeloq, including related costs, was $12,948,000. In December 1995, the Company wrote off $11,448,000, which represented the portion of the purchase price relating to in-process research and development costs, as well as all acquisition-related expenses. The remaining $1,500,000 was capitalized as purchased technology. The amount of the purchased technology was determined by applying a discounted cash flow model to the expected future revenue stream of the products acquired.

     In March 1999, a second cash payment of $10,250,000 was made in accordance with the terms of the original purchase agreement, and was capitalized as purchased technology. In addition, $1,107,000 of legal costs paid to defend the Keeloq(R) intellectual property was also capitalized, resulting in a total net carrying amount of $11,882,000 including the $525,000 of residual asset value capitalized a part of the initial payment, as of March 31, 1999. Although the Company was obligated to make this second payment, it was concerned that the recoverability of the carrying amount of the technology asset might not be recoverable due to change in the forecasted cash flows related to the Keeloq products. In accordance with SFAS 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG LIVED ASSETS AND FOR LONG LIVED ASSETS TO BE DISPOSED OF, paragraphs 4 through 11, the Company prepared an undiscounted cash flow analysis at March 31, 1999, which determined that the value of the Keeloq technology was impaired. The Company measured the impairment using a discounted cash flow analysis to determine the fair value of the asset, which was deemed to be $4,250,000, resulting in an impairment write-down of $7,632,000. The value of the purchased technology remaining at March 31, 1999 of $4,250,000 is being amortized over 3 years, the remaining life of the technology.

3.   GAIN ON SALE OF INVESTMENTS

     During the quarter ended March 31, 1999, TelCom recognized a gain of $5,000,000 on the sale of its investment in IC WORKS. This gain is reported in the Company's March 31, 2000 financial statements because TelCom's 1999 calendar year results are combined with Microchip's March 31, 2000 fiscal year results for purposes of this report. IC WORKS was purchased by Cypress Semiconductor, Inc., a publicly held company and, as part of the purchase agreement between IC WORKS and Cypress Semiconductor, TelCom's preferred shares, with a book value of $1,500,000, were exchanged for common shares of Cypress Semiconductor with a fair market value of $6,500,000. During the quarter ended June 30, 1999, the Company sold all of the shares it held, except shares held in escrow, for $6,700,000 and recognized an additional gain on the sale of $813,000 representing the increase in the fair value between the date the shares were received and the date the shares were sold. The value of the shares held in escrow at December 31, 1999 was $2,286,000 and was classified as short-term investments. During TelCom's year ended December 31, 2000, it sold its remaining shares of Cypress Semiconductor and recognized a gain of $3,091,000 million representing the increase in the fair value between the date the shares were received and the date they were sold. $1,427,000 of the $3,091,000 gain occurred during the Company's fiscal year ending March 31, 2001.

4.   INVESTMENT IN SAI

     On October 7, 1999, TelCom entered into a Common Stock Agreement and a Stockholder Purchase Agreement with Silicon Aquarius Incorporated (SAI). In accordance with the Common Stock Agreement, TelCom purchased 1.3 million shares of common stock of SAI, representing an 18.67% ownership interest in SAI, for $3.0 million. TelCom accounted for this investment on the equity method with a 90-day lag in recording its share of the operating results for SAI. During the fiscal year ended March 31, 2001, TelCom recorded its equity in net loss of SAI of $626,000 and wrote off its remaining investment in SAI of $1,564,000 because this investment was deemed to have no value.

5.   INVESTMENT IN CSMC

     During the quarter ended March 31, 2000, TelCom invested $1,600,000 for an approximately 4% equity interest in Central Semiconductor Holdings Company Limited, which owns 100% of Central Semiconductor Manufacturing Company Limited (CSMC). CSMC is one of the foundries used by the Company to manufacture TelCom's products. The Company accounts for this investment on the cost method. During the year ended March 31, 2001, the Company purchased fabricated wafers from CSMC for a total amount of $5,609,000. At March 31, 2001, the Company had $608,000 in accounts payable to CSMC.

6.   CONTINGENCIES

     The Company is subject to lawsuits and other claims arising in the ordinary course of its business. In the Company's opinion, based on consultation with legal counsel, as of March 31, 2001, the effect of such matters will not have a material adverse effect on the Company's financial position.

     In the ordinary course of its business, the Company is involved in a limited number of legal actions, both as plaintiff and defendant, and could incur uninsured liability in any one or more of them. Although the outcome of these actions is not presently determinable, the Company believes that the ultimate resolution of these matters will not harm its business. Litigation relating to the semiconductor industry is not uncommon, and the Company is, and from time to time has been, subject to such litigation.

7.   ACCOUNTS RECEIVABLE

     Accounts receivable consists of the following (amounts in thousands):

                                                     March 31,
                                                 2001         2000
                                               -------      -------

     Trade accounts receivable                 $79,966      $86,454
     Other                                         768          703
                                               -------      -------
                                                80,734       87,157

     Less allowance for doubtful accounts        4,191        2,932
                                               -------      -------

                                               $76,543      $84,225
                                               =======      =======

8.   INVENTORIES

     The components of inventories are as follows (amounts in thousands):

                                                     March 31,
                                                2001          2000
                                              --------      -------

     Raw materials                            $ 10,132      $ 7,741
     Work in process                            67,065       45,024
     Finished goods                             43,518       26,132
                                              --------      -------
                                               120,715       78,897

     Less inventory reserves                    25,016       10,573
                                              --------      -------

                                              $ 95,699      $68,324
                                              ========      =======

9.   PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consists of the following (amounts in thousands):

                                                   March 31,
                                              2001           2000
                                           ----------      --------

     Land                                  $   23,685      $ 11,545
     Building and building improvements       231,981        90,192
     Machinery and equipment                  688,096       492,584
     Projects in process                      160,488       101,448
                                           ----------      --------
                                            1,104,250       695,769

     Less accumulated depreciation
     and amortization                         324,234       249,948
                                           ----------      --------

                                           $  780,016      $445,821
                                           ==========      ========

     Depreciation and amortization expense attributed to property, plant and equipment was $101,990,000, $69,696,000 and $70,098,000 for the years ending March 31, 2001, 2000 and 1999, respectively.

10.  LONG-TERM DEBT

     The Company has an unsecured revolving credit facility with a syndicate of banks totaling $100,000,000, bearing interest at LIBOR plus 0.625%. The Company can elect to increase the facility to $150,000,000, subject to certain conditions set forth in the credit agreement. This facility has a termination date of May 31, 2003. The Company had no borrowings against this line of credit as of March 31, 2001. The credit facility requires the Company to achieve certain financial ratios and achieve operating results to maintain the credit facility. The Company's ability to fully utilize this credit facility is dependent on it being in compliance with such covenants and ratios. The Company was in compliance with these covenants as of March 31, 2001.

     At March 31, 2000, and through May 31, 2000, the Company had an unsecured line of credit with a syndicate of U.S. Banks for up to $90,000,000, bearing interest at LIBOR plus 0.325%. The Company had utilized $9,000,000 of this line of credit as of March 31, 2000. The agreement between the Company and the syndicate of banks required the Company to achieve certain financial ratios and operating results. The Company was in compliance with such covenants as of March 31, 2000 and May 31, 2000.

     The Company has an additional unsecured line of credit with various Taiwan financial institutions for up to $34,600,000 (U.S. Dollar equivalent). These borrowings are predominantly denominated in U.S. Dollars, bearing interest at the Singapore Interbank Offering Rate (SIBOR) 4.662% at March 31, 2001 plus 0.584% (average) and expiring on various dates through March 2002. There were no borrowings against this line of credit as of March 31, 2001, but an allocation of $856,000 of the available line was made, relating to import guarantees associated with the Company's business in Thailand.

11.  EMPLOYEE BENEFIT PLANS

     The Company maintains a contributory profit-sharing plan for a majority of its domestic employees meeting certain service requirements. The plan qualifies under Section 401(k) of the Internal Revenue Code of 1986, as amended, and allows employees to contribute up to 15% of their compensation, subject to maximum annual limitations prescribed by the Internal Revenue Service. The Company shall make a matching contribution of up to 25% of the first 4% of the participant's eligible compensation and may award up to an additional 25% under the discretionary match. All matches are provided on a quarterly basis and require the participant to be an active employee at the end of each quarter. For the fiscal years ended March 31, 2001, 2000 and 1999, the Company contributions to the plan totaled $1,111,000, $921,000 and $764,000, respectively.

     The Company's Employee Stock Purchase Plan (the "Purchase Plan") allows eligible employees of the Company to purchase shares of Common Stock at semi-annual intervals through periodic payroll deductions. The purchase price per share, in general, will be 85% of the lower of the fair market value of the Common Stock on the participant's entry date into the offering period or 85% of the fair market value on the semi-annual purchase date. As of March 31, 2001, 514,531 shares were available for issuance under the Purchase Plan. Since the inception of the Purchase Plan, 8,638,500 shares of Common Stock have been reserved for issuance under the Purchase Plan. On May 1, 2001, the Board of Directors approved the termination of the Purchase Plan immediately following the close of the February 2002 purchase period. Also on May 1, 2001, the Board of Directors adopted the 2001 Employee Stock Purchase Plan (the "2001 Purchase Plan") to be effective on the first business day of March 2002, subject to stockholder approval at the Company's 2001 annual stockholders' meeting. The Board has initially reserved 1,200,000 shares for issuance under the 2001 Purchase Plan. In addition, any shares remaining in the existing Purchase Plan following its termination will be rolled over into the 2001 Purchase Plan and added to the initial 1,200,000 authorized shares. The 2001 Purchase Plan will allow eligible employees of the Company to purchase shares of Common Stock at semi-annual intervals through periodic payroll deductions. The purchase price in general will be 85% of the lower of the fair market value of the Common Stock on the first day of any semi-annual offering period or 85% of the fair market value on the semi-annual purchase date. During fiscal 1995, a purchase plan was adopted for employees in non-U.S. locations. Such plan allows for the purchase price per share to be 100% of the lower of the fair market value of the Common Stock on the beginning or end of the semi-annual purchase plan period.

     Effective January 1, 1997, the Company adopted a non-qualified deferred compensation arrangement. This plan is unfunded and is maintained primarily for the purpose of providing deferred compensation for a select group of management as defined in ERISA Sections 201, 301 and 401. There are no Company matching contributions with respect to this plan.

     Employees in certain foreign locations are covered by statutory pension plans, none of which plans are defined benefit plans. Contributions are accrued based on an actuarially determined percentage of compensation and are funded in amounts sufficient to meet statutory requirements. Pension expense amounted to $175,000, $295,000 and $1,037,000 for the years ended March 31, 2001, 2000 and 1999, respectively.

     The Company has a management incentive compensation plan which provides for bonus payments, based on a percentage of base salary, from an incentive pool created from operating profits of the Company, at the discretion of the Board of Directors. During the years ended March 31, 2001, 2000 and 1999, $6,706,000, $5,137,000 and $2,220,000, respectively, was charged against operations for this plan.

     The Company also has a plan that provides a cash bonus based on the operating profits of the Company for all employees, at the discretion of the Board of Directors. During the years ended March 31, 2001, 2000 and 1999, $2,899,000, $2,556,000 and $607,000, respectively, was charged against operations for this plan.

     TelCom had various bonus plans in place for their employees for the periods covered by this report. During the years ended March 31, 2001, 2000 and 1999, $1,674,000, $1,824,000 and $452,000, respectively, were charged against operations for these plans. The Company has terminated TelCom's bonus plans so that all of its employees will be covered by the Company's existing plans.

12.  STOCK OPTION PLANS

     Under the Company's stock option plans (the "Plans"), key employees, non-employee directors and consultants may be granted non-statutory stock options to purchase shares of Common Stock at a price not less than 100% of the fair value of the option shares on the grant date. Options granted under the Plans vest over the period determined by the Board of Directors at the date of grant, at periods ranging from one year to four years. The maximum term of options granted under the Plans is 10 years. The Company did not make any stock option grants to consultants during the years ended March 31, 2001, 2000 and 1999. At March 31, 2001, there were 19,209,107 shares available for grant under the Plans. The per share weighted average fair value of stock options granted under the Plans for the years ended March 31, 2001, 2000 and 1999 was $22.73, $10.77 and $6.10, respectively, based on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                              Years Ended March 31,
                                         2001          2000          1999
                                       -------       -------       -------

     Expected life (years)              4.35          4.29          3.96
     Risk-free interest rate            5.50%         6.00%         5.10%
     Volatility                           72%           67%           68%
     Dividend yield                        0%            0%            0%

     Under the Plans, 60,434,824 shares of Common Stock had been reserved for issuance since the inception of the Plans.

     The stock option activity is as follows:

                                                             Options Outstanding
                                                               Weighted Average
                                                    Shares      Exercise Price
                                                    ------      --------------

     Outstanding at March 31, 1998                15,206,401        $ 6.70

     Granted                                       4,265,081          9.93
     Exercised                                    (2,278,890)         4.61
     Canceled                                     (1,560,615)        11.46
                                                                    ------

     Outstanding at March 31, 1999                15,631,977        $ 7.44

     Granted                                       4,219,549         18.32
     Exercised                                    (2,819,250)         6.14
     Canceled                                       (654,694)        11.70
                                                                    ------

     Outstanding at March 31, 2000                16,377,582        $10.40

     Granted                                       3,858,706         36.03
     Exercised                                    (1,805,321)         6.93
     Canceled                                     (1,287,120)       $22.84
     TelCom adjustment                              (239,825)           --
                                                 -----------        ------
     Outstanding at March 31, 2001                16,904,022        $15.67
                                                 ===========        ======

     The TelCom adjustment of 239,825 shares relates to TelCom's net stock option activity for the three months ended March 31, 2000, which has been included to conform to the Company's March 31 fiscal year end.

     The following table summarizes information about the stock options outstanding at March 31, 2001:

                                              Weighted
                                               Average        Weighted                        Weighted
     Range                      Options       Remaining        Average         Options        Average
     EXERCISE PRICE            OUTSTANDING       LIFE      EXERCISE PRICE    EXERCISABLE   EXERCISE PRICE
     ----------------------    -----------    ---------    --------------    -----------   --------------
     $   0.013  - $  3.161       1,734,223      2.50           $  2.97         1,734,223       $  2.97
     $   3.753  - $  6.099       1,231,741      3.60           $  5.94         1,204,346       $  5.95
     $   6.132  - $  7.481       1,628,249      5.30           $  7.45         1,109,414       $  7.45
     $   7.555  - $  8.255       1,024,390      5.53           $  7.72           986,000       $  7.71
     $   8.297  - $  9.389       1,976,329      6.97           $  9.31           399,311       $  9.12
     $   9.434  - $ 13.445       2,433,693      6.48           $ 11.43           970,631       $ 11.07
     $  13.750  - $ 15.055       2,316,074      8.02           $ 15.03           425,243       $ 14.96
     $  15.611  - $ 32.547       1,634,402      8.87           $ 25.23           455,177       $ 23.62
     $  35.083  - $ 35.083       1,830,403      9.04           $ 35.08               328       $ 35.08
     $  37.188  - $ 47.583       1,094,518      9.16           $ 41.95            99,819       $ 44.83
                               -----------      ----           -------        ----------       -------
     $   0.013  - $ 47.583      16,904,022      6.64           $ 15.67         7,384,492       $  8.69
                               ===========                                    ==========

     At March 31, 2001 and 2000, the number of options exercisable was 7,384,492 and 5,779,361, respectively, and the weighted-average exercise price of those options was $8.69 and $5.98, respectively.

     The Company received a tax benefit of $15,936,000, $15,511,000 and $4,915,000 for the years ended March 31, 2001, 2000 and 1999, respectively, from the exercise of non-qualified stock options and the disposition of stock acquired with incentive stock options or through the Purchase Plan. For financial reporting purposes, the tax effect of this deduction is accounted for as a credit to additional paid-in capital rather than as a reduction of income tax expense.

     The Company applies APB Opinion No. 25 in accounting for its various stock plans and, accordingly, no compensation cost has been recognized for the Plans or the Purchase Plan in the financial statements. Had the Company determined compensation cost in accordance with SFAS No. 123, the Company's net income per share would have been reduced to the pro forma unaudited amounts indicated below:

                                                    Years Ended March 31,
                                                2001         2000        1999
                                                ----         ----        ----

     Net income             As reported      $ 142,836    $ 115,173    $ 46,541
                            Pro forma          116,577       94,437      37,644

     Basic net income       As reported      $    1.11    $    0.94    $   0.38
     Per share              Pro forma             0.90         0.77        0.30

     Diluted net income     As reported      $    1.04    $    0.88    $   0.36
     Per share              Pro forma             0.85         0.72        0.29

     Pro forma net income reflects only options granted during the fiscal years ended March 31, 2001, 2000, 1999, 1998, 1997 and 1996. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in pro forma net income amounts presented above because compensation cost is reflected over the options' vesting periods and compensation cost for options granted prior to April 1, 1995 is not considered.

13.  LEASE COMMITMENTS

     The Company leases office space, transportation and other equipment under capital and operating leases, which expire at various dates through August 31, 2007. The future minimum lease commitments under these leases are payable as follows (amounts in thousands):

                        Year Ending               Operating
                         March 31,                 Leases
                         ---------                 ------

                           2002                    $ 2,376
                           2003                      1,849
                           2004                      1,141
                           2005                        762
                           2006                        641
                        Thereafter                     566
                                                   -------
                  Total minimum payments           $ 7,335
                                                   =======

     Rental expense under operating leases totaled $4,472,000, $4,369,000 and $3,626,000 for the years ended March 31, 2001, 2000 and 1999, respectively.

14.  INCOME TAXES

     The provision for income taxes is as follows (amounts in thousands):

                                                Years Ended March 31,
                                          2001           2000         1999
                                        --------       -------      -------

     Current expense:
          Federal                       $ 34,127       $19,618      $ 9,398
          State                            3,792         2,342        1,132
          Foreign                         23,446         8,185        8,038
                                        --------       -------      -------

                                          61,365        30,145       18,568
                                        --------       -------      -------

     Deferred expense (benefit):
          Federal                         (6,836)        6,996          715
          State                             (760)          777           79
          Foreign                           (406)        1,523          119
                                        --------       -------      -------

                                          (8,002)        9,296          913
                                        --------       -------      -------

                                        $ 53,363       $39,441      $19,481
                                        ========       =======      =======

     The tax benefit associated with the exercise of employee stock options reduced taxes currently payable by $15,936,000, $15,511,000 and $4,915,000 for the years ended March 31, 2001, 2000 and 1999, respectively. These amounts were credited to additional paid-in capital in each of the three fiscal years.

     The provision for income taxes differs from the amount computed by applying the statutory federal tax rate to income before income taxes. The sources and tax effects of the differences are as follows (amounts in thousands):

                                                  Years Ended March 31,
                                             2001          2000          1999
                                           --------      --------      --------

     Computed expected provision           $ 68,670      $ 54,115      $ 23,108

     State income taxes, net
     of federal benefits                     12,406         2,032         1,418

     Foreign sales corporation benefit       (3,230)       (2,968)       (2,824)

     Foreign income taxed at
     lower than the federal rate            (23,583)      (10,454)       (4,152)

     Change in valuation allowance             (900)       (3,141)        1,969

     Other                                       --          (143)          (38)
                                           --------      --------      --------

                                           $ 53,363      $ 39,441      $ 19,481
                                           ========      ========      ========

     Pretax income from foreign operations was $133,208,000, $59,234,000 and $30,622,000 for the years ended March 31, 2001, 2000 and 1999, respectively. Unremitted foreign earnings that are considered to be permanently invested outside the United States and on which no deferred taxes have been provided, amounted to approximately $349,841,000 at March 31, 2001.

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows (amounts in thousands):

                                                                March 31,
                                                            2001         2000
                                                          --------     --------
     Deferred tax assets:

       Intercompany profit in inventory                   $ 12,749     $  8,520
       Deferred income on shipments to distributors         22,061       19,835
       Inventory reserves                                    6,688          412
       Accrued expenses and other                            6,010        7,770
                                                          --------     --------
       Gross deferred tax assets                            47,508       36,537
                                                          --------     --------

     Deferred tax liabilities:

       Property, plant and equipment, principally due
         to differences in depreciation                    (22,966)     (18,697)
       Other                                                    --         (400)
                                                          --------     --------
       Gross deferred tax liability                        (22,966)     (19,097)
                                                          --------     --------
       Deferred tax asset valuation allowance                   --         (900)
                                                          --------     --------
       Net deferred tax asset                             $ 24,542     $ 16,540
                                                          ========     ========

     Management believes that the results of future operations will generate sufficient taxable income to realize the deferred tax assets.

     The Company is currently benefiting from a tax holiday from its Thailand manufacturing operations. The aggregate dollar benefits derived from the tax holiday approximated $40,812,000, $12,378,000 and $5,121,000 for the years ended March 31, 2001, 2000 and 1999, respectively. The benefit the tax holiday had on net income per share approximated $0.30, $0.09 and $0.04 for the years ended March 31, 2001, 2000 and 1999, respectively. The Company's tax holiday status in Thailand will partially expire in September 2003.

15.  ACCRUED LIABILITIES

     Accrued liabilities consists of the following (amounts in thousands):

                                                   March 31,
                                                2001        2000
                                              -------     -------

     Accrued salaries and wages               $ 5,198     $ 9,083
     Income taxes                              42,560       9,864
     Other accrued expenses                    25,107      20,367
                                              -------     -------

                                              $72,865     $39,314
                                              =======     =======

16.  STOCKHOLDERS' EQUITY

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

     The Amended Rights Agreement supersedes the Prior Rights Agreement as originally executed. Under the Amended Rights Agreement, each Right enables the holder to purchase from the Company one one-hundredth of a share of Series A Preferred at a purchase price of one hundred and eleven dollars and eleven cents ($111.11) (the "Purchase Price"), subject to adjustment. The rights become exercisable and transferable upon the occurrence of certain events.

     STOCK REPURCHASE ACTIVITY. In connection with a stock repurchase program, during the years ended March 31, 2000 and 1999, the Company purchased a total of 436,000 and 7,626,875 shares, respectively, of the Company's Common Stock in open market activities at a total cost of $4,772,000 and $78,249,000, respectively. During the years ended March 31, 2001, 2000 and 1999, the Company received 184,593, 2,748,218 and 518,794 shares, respectively, in conjunction with the net share settled forward contract. During the years ended March 31, 2001 and 2000, the Company also received $17,069,000 and $10,243,000, respectively, in conjunction with the net share settled forward contact, which amounts were credited to additional paid-in capital. Also, in connection with a stock repurchase program, during fiscal 1999 the Company sold put options for 1,350,000 shares of Common Stock at pricing per share which ranged from $9.91 to $12.22. During fiscal 1999, the Company purchased put options for 112,500 shares. The net proceeds from the sale and repurchase of these options, in the amount of $2,113,000 for fiscal 1999 has been credited to additional paid-in capital. During the year ended March 31, 1999, put options for 562,500 shares were purchased at the settlement dates at a total cost of $9,188,000. As of March 31, 2000 and 2001, respectively, the Company had no outstanding put options. As of March 31, 2001, the net share settled forward contract was the only open derivative contract.

     During the year ended March 31, 1999, the Company completed two transactions in connection with the stock repurchase program. In April 1998, the Company completed a costless collar transaction involving call options for 1,125,000 shares of Common Stock priced at $11.53 and put options for 1,496,250 shares of Common Stock priced at $11.19. The expiration date of the transaction was April 28, 1999, resulting in the Company receiving $4,600,000 which was credited to additional paid-in capital. Also in connection with the stock repurchase program, the Company completed a net share settled forward contract for 4,500,000 shares at an average price of $12.99. The expiration date of this transaction is May 2001 with quarterly interim settlement dates. The Company intends to extend this transaction for a period of one year to May 2002.

17.  GEOGRAPHIC INFORMATION

     The Company operates in one industry segment and engages primarily in the design, development, manufacture and marketing of semiconductor products. The Company sells its products to distributors and original equipment manufacturers (OEMs) in a broad range of market segments, performs on-going credit evaluations of its customers and generally requires no collateral. The Company's operations outside the United States consist of a comprehensive product assembly and final test facilities in Thailand and sales offices in certain foreign countries. Domestic operations are responsible for the design, development and wafer fabrication of all products, as well as the coordination of production planning and shipping to meet worldwide customer commitments. The Thailand test facility is reimbursed in relation to value added with respect to assembly and test operations and other functions performed, and certain foreign sales offices receive a commission on export sales within their territory. Accordingly, for financial statement purposes, it is not meaningful to segregate sales or operating profits for the test and foreign sales office operations. Identifiable assets by geographic area are as follows (amounts in thousands):

                                               March 31,
                                          2001          2000
                                       ----------     --------

     United States                     $  790,344     $532,741
     Thailand                             222,147      137,585
     Taiwan                                63,510      136,194
     Hong Kong                             15,677       18,991
     Other                                 69,671       35,841
                                       ----------     --------

          Total Assets                 $1,161,349     $861,352
                                       ==========     ========

     Sales to unaffiliated customers located outside the United States, primarily in Asia and Europe, aggregated approximately 68%, 68% and 69% of consolidated net sales for the years ended March 31, 2001, 2000 and 1999, respectively. Sales to customers in Europe represented 31%, 31% and 30% of consolidated net sales for the years ended March 31, 2001, 2000 and 1999, respectively. Sales to customers in Asia represented 36%, 34% and 36% of consolidated net sales for the years ended March 31, 2001, 2000 and 1999, respectively.

18.  FAIR VALUE OF FINANCIAL INSTRUMENTS

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

     The Company is party to financial instruments with off-balance-sheet risk in the normal course of business to reduce its exposure to fluctuations in foreign exchange rates. These financial instruments include standby letters of credit and foreign currency forward contracts. When engaging in forward contracts, risks arise from the possible inability of counterparties to meet the terms of their contracts and from movements in securities values, interest rates and foreign exchange rates. At March 31, 2001 and 2000, the Company held contracts totaling $4,235,000 and $5,840,000 respectively, which were entered into and hedged the Company's foreign currency risk. The value of the contracts is based on quoted market prices. The contracts matured May 2001 and June 2000, respectively. Unrealized gains and losses as of the balance sheet dates and realized gains and losses for the years ending March 31, 2001, 2000 and 1999 were not material.

19.  NET INCOME PER SHARE

     The following table sets forth the computation of basic and diluted net income per share (in thousands except per share amounts):

                                                     Years Ended March 31,
                                                2001         2000         1999
                                              --------     --------     --------

     Net income                               $142,836     $115,173     $ 46,541
                                              ========     ========     ========

     Weighted average common
       shares outstanding                      129,088      122,314      123,500

     Dilutive effect of stock options            7,705        8,025        5,382
                                              --------     --------     --------

     Weighted average common and common
       equivalent shares outstanding           136,793      130,339      128,882
                                              ========     ========     ========

     Basic net income per share               $   1.11     $    .94     $   0.38
                                              ========     ========     ========
     Diluted net income per share             $   1.04     $    .88     $   0.36
                                              ========     ========     ========

     Weighted average shares exclude the effect of antidilutive options. As of March 31, 2001, 2000 and 1999, the weighted average number of options that were antidilutive were 199,000, 11,000 and 61,000, respectively.

     Put options for 562,500 shares were purchased during the year ended March 31, 1999. There were no put options purchased in the years ended March 31, 2001 and 2000. During the years ended March 31, 2001, 2000 and 1999, the Company received 184,593, 2,748,218 and 518,794 shares, respectively, in conjunction with the net share settled forward contract. During the years ended March 31, 2001 and 1999, the Company delivered 663,674 and 1,185,284 shares, respectively, in conjunction with the net share settled forward contract. No shares were delivered in conjunction with the net share settled forward contract during the year ended March 31, 2000. During the years ended March 31, 2000 and 1999 the Company purchased a total of 436,000 and 7,626,875 shares, respectively, of the Company's Common Stock in open market activities. During the year ended March 31, 2001 there were no purchases of Common Stock in open market activities.

     Both basic and diluted net income per share incorporate the affects of the Company's stock repurchase program, including purchase of put options, shares received and delivered in connection with the net share settled forward contract and stock purchased in open market transactions as outlined above.

20.  QUARTERLY RESULTS (UNAUDITED)

     The following table presents the Company's selected unaudited quarterly operating results for eight quarters ended March 31, 2001. The Company believes that all necessary adjustments have been made to present fairly the related quarterly results (in thousands except per share amounts):

                                       First        Second         Third        Fourth
                                       Quarter      Quarter        Quarter      Quarter       Total
                                       -------      -------        -------      -------       -----
     FISCAL 2001

     Net sales                        $177,749     $ 194,481      $190,134     $153,366     $ 715,730
     Gross profit                       95,847       106,681       101,622       76,564       380,714
     Special charges                        --            --            --       17,358        17,358
     Operating income                   52,397        59,921        54,259       15,564       182,141
     Net income                         42,132        46,235        42,247       12,222       142,836
     Diluted net income per share         0.31          0.34          0.31         0.09          1.04

     FISCAL 2000

     Net sales                        $120,518     $ 131,888      $144,038     $156,607     $ 553,051
     Gross profit                       59,788        67,293        74,185       82,174       283,440
     Special charges                       269        (2,400)           --           --        (2,131)
     Operating income                   28,307        35,497        38,464       44,188       146,456
     Net income                         24,981        26,825        28,744       34,623       115,173
     Diluted net income per share         0.19          0.21          0.22         0.26          0.88

21.  SUPPLEMENTAL FINANCIAL INFORMATION

     Cash paid for income taxes amounted to $24,763,000, $10,378,000 and $29,682,000 during the years ended March 31, 2001, 2000 and 1999, respectively. Cash paid for interest amounted to $771,000, $1,196,000 and $3,147,000 during the years ended March 31, 2001, 2000 and 1999, respectively. Included in the special charge for the year ended March 31, 1999 was a non-cash amount of $7,220,000, which pertained to the write-down of fixed assets due to the restructuring of the Company's manufacturing capacity. Included in the special charge for the year ended March 31, 2001 was a non-cash amount of $3,955,000, which pertained to the write-down of fixed assets due to the restructuring of the Company's manufacturing facilities.

     A summary of additions and deductions related to the allowance for doubtful accounts for the years ended March 31, 2001, 2000 and 1999 follows:

                                        Balance at   Charged to
                                        beginning    costs and                Balance at end
                                         of year     expenses    Deductions      of year
                                         -------     --------    ----------      -------
     Allowance for doubtful accounts:

     2001                                $ 2,932       1,855        (596)        $ 4,191
     2000                                  2,555         936        (559)          2,932
     1999                                  2,587         335        (367)          2,555