Form 10-Q
period 2001-06-30
MICROCHIP TECHNOLOGY INC
filed 2001-08-10
CIK 827054

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the quarterly period ended June 30, 2001.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from _______________ to _______________

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

Number of shares of common stock, $.001 Par Value, outstanding as of August 3, 2001: 132,872,508 SHARES.

================================================================================

               MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES

                                      INDEX

                                                                            Page
                                                                            ----
PART I. FINANCIAL INFORMATION.

   Item 1. Financial Statements (Unaudited)

        Condensed Consolidated Balance Sheets -
         June 30, 2001 and March 31, 2001..................................   3

        Condensed Consolidated Statements of Income -
         Three Months Ended June 30, 2001 and June 30, 2000 ...............   4

        Condensed Consolidated Statements of Cash Flows -
         Three Months Ended June 30, 2001 and June 30, 2000 ...............   5

        Notes to Condensed Consolidated Financial Statements -
         June 30, 2001 ....................................................   6

   Item 2. Management's Discussion and Analysis of Financial Condition
           and Results of Operations ......................................  10

   Item 3. Quantitative and Qualitative Disclosures about Market Risk......  18

PART II. OTHER INFORMATION.

   Item 6. Exhibits and Reports on Form 8-K ...............................  19

SIGNATURES ................................................................  20

               MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                       (in thousands except share amounts)

                                                                        June 30,        March 31,
                                                                          2001            2001
                                                                       ----------      ----------
                                                                       (Unaudited)      (Note 1)
                                     ASSETS

Cash and cash equivalents                                              $  138,419      $  129,909
Accounts receivable, net                                                   67,383          76,543
Inventories                                                                96,118          95,699
Prepaid expenses                                                           17,718          19,072
Deferred tax asset                                                         45,401          47,508
Other current assets                                                        2,773           2,828
                                                                       ----------      ----------
   Total current assets                                                   367,812         371,559

Property, plant and equipment, net                                        764,903         780,016
Other assets                                                                9,353           9,774
                                                                       ----------      ----------
   Total assets                                                        $1,142,068      $1,161,349
                                                                       ==========      ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                                       $   34,585      $   57,652
Accrued liabilities                                                        57,592          72,865
Deferred income on shipments to distributors                               53,924          64,106
                                                                       ----------      ----------
   Total current liabilities                                              146,101         194,623

Pension accrual                                                               865             912
Deferred tax liability                                                     23,031          22,966

Stockholders' equity:
  Preferred stock, $.001 par value; authorized 5,000,000 shares;
   no shares issued or outstanding                                             --              --
  Common stock, $.001 par value; authorized 300,000,000 shares;
   issued and outstanding 131,850,561 shares at June 30, 2001;
   issued and outstanding 130,897,639 shares at March 31, 2001;               132             131
  Additional paid-in capital                                              425,726         418,277
  Retained  earnings                                                      546,213         524,440
                                                                       ----------      ----------
   Total stockholders' equity                                             972,071         942,848

   Total liabilities and stockholders' equity                          $1,142,068      $1,161,349
                                                                       ==========      ==========

      See accompanying notes to condensed consolidated financial statements

               MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                     (in thousands except per share amounts)
                                   (Unaudited)


                                                    Three Months Ended June 30,
                                                    ---------------------------
                                                       2001              2000
                                                    ---------         ---------
Net sales                                           $ 138,894         $ 177,749
Cost of sales                                          69,488            81,902
                                                    ---------         ---------
       Gross profit                                    69,406            95,847

Operating expenses:
  Research and development                             19,534            17,434
  Selling, general and administrative                  21,443            26,016
                                                    ---------         ---------
                                                       40,977            43,450

Operating income                                       28,429            52,397

Other income (expense):
  Gain on sale of investment                               --             1,427
  Net loss in equity investment                            --              (208)
  Interest income                                       1,262             4,112
  Interest expense                                       (207)             (139)
  Other, net                                              343               126
                                                    ---------         ---------

Income before income taxes                             29,827            57,715

Income taxes                                            8,054            15,583
                                                    ---------         ---------

Net income                                          $  21,773         $  42,132
                                                    =========         =========

Basic net income per share                          $    0.17         $    0.33
                                                    =========         =========

Diluted net income per share                        $    0.16         $    0.31
                                                    =========         =========

Weighted average common shares outstanding            131,402           127,978
                                                    =========         =========
Weighted average common and potential common
 shares outstanding                                   137,590           137,141
                                                    =========         =========

      See accompanying notes to condensed consolidated financial statements

               MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (in thousands)
                                  (Unaudited)

                                                     Three Months Ended June 30,
                                                     ---------------------------
                                                        2001             2000
                                                     ---------        ---------
Cash flows from operating activities:
  Net income                                         $  21,773        $  42,132
  Adjustments to reconcile net income to
   net cash provided by operating activities:
    Provision for doubtful accounts                         13              355
    Provision for inventory valuation                    1,388            1,385
    Provision for pension accrual                           38               48
    Gain on sale of fixed assets                          (242)              --
    Gain on sale of investment                              --           (1,427)
    Net loss in equity investment                           --              208
    Depreciation and amortization                       27,359           22,370
    Amortization of purchased technology                   184              927
    Deferred income taxes                                2,172           (2,367)
    Tax benefit from exercise of stock options           3,012            6,964
    (Increase) decrease in accounts receivable           9,147          (16,652)
    Increase in inventories                             (1,807)          (2,237)
    Increase (decrease) in accounts payable
     and accrued liabilities                           (38,340)          34,753
    Change in other assets and liabilities              (8,621)           7,368
                                                     ---------        ---------
Net cash provided by operating activities               16,076           93,827
                                                     ---------        ---------
Cash flows from investing activities:
  Capital expenditures                                 (12,827)        (104,464)
  Proceeds from sale of assets                             823               55
                                                     ---------        ---------
Net cash used in investing activities                  (12,004)        (104,409)
                                                     ---------        ---------
Cash flows from financing activities:
  Repayment of lines of credit                              --           (9,000)
  Proceeds from sale of stock and put options            4,438            3,617
                                                     ---------        ---------
Net cash provided by (used in) financing activities      4,438           (5,383)
                                                     ---------        ---------

Net increase (decrease) in cash and cash equivalents     8,510          (15,965)

Cash and cash equivalents at beginning of period       129,909          294,407
                                                     ---------        ---------

Cash and cash equivalents at end of period           $ 138,419        $ 278,442
                                                     =========        =========

      See accompanying notes to condensed consolidated financial statements

               MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001
                                   (UNAUDITED)


(1) BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements include the accounts of Microchip Technology Incorporated and its wholly-owned subsidiaries (the "Company"). All intercompany balances and transactions have been eliminated in consolidation.

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments of a normal recurring nature which are necessary for a fair presentation have been included. Certain information and footnote disclosures normally included in audited consolidated financial statements have been condensed or omitted pursuant to such Securities and Exchange Commission rules and regulations. It is suggested that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 2001. The results of operations for the three months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended March 31, 2002.

     On January 16, 2001, we merged with TelCom Semiconductor, Inc. The merger has been accounted for as a pooling of interests. Accordingly, the condensed consolidated financial statements have been restated to include the operations of TelCom for all periods presented.

(2) SPECIAL CHARGES

     Referring to the special charges included in the quarter ended March 31, 2001, the following updated information regarding the merger accrual, associated with the January 16, 2001 merger with TelCom Semiconductor, Inc., and the restructuring accrual is provided as of June 30, 2001 (amounts in thousands):

                                                         Merger Accrual
                                  ---------------------------------------------------------
                                  Charges During the      Cash Expenses          Accrual
                                    Quarter Ended       Incurred Through        Remaining
                                    March 31, 2001       June 30, 2001        June 30, 2001
                                    --------------       -------------        -------------
     Investment banking fees           $ 7,306              $ 7,306              $    --
     Legal and accounting fees           1,607                1,515                   92
     Severance costs                       912                  912                   --
     Other transaction costs             1,124                  976                  148
                                       -------              -------              -------
                                       $10,949              $10,709              $   240
                                       =======              =======              =======

                                                      Restructuring Accrual
                                  ---------------------------------------------------------
                                  Charges During the      Cash Expenses          Accrual
                                    Quarter Ended       Incurred Through        Remaining
                                    March 31, 2001       June 30, 2001        June 30, 2001
                                    --------------       -------------        -------------
     Employee severance costs            $2,149              $2,149               $   --
     Other restructuring costs              305                 175                  130
                                         ------              ------               ------
                                         $2,454              $2,324               $  130
                                         ======              ======               ======


(3) ACCOUNTS RECEIVABLE

     Accounts receivable consists of the following (amounts in thousands):

                                                     June 30,          March 31,
                                                       2001              2001
                                                     -------           -------

     Trade accounts receivable                       $70,518           $79,966
     Other                                             1,069               768
                                                     -------           -------
                                                      71,587            80,734

     Less allowance for doubtful accounts              4,204             4,191
                                                     -------           -------
                                                     $67,383           $76,543
                                                     =======           =======

(4) INVENTORIES

     The components of inventories consist of the following (amounts in thousands):

                                                     June 30,          March 31,
                                                       2001              2001
                                                     --------          --------

     Raw materials                                   $  9,093          $ 10,132
     Work in process                                   71,482            67,065
     Finished goods                                    38,365            43,518
                                                     --------          --------
                                                      118,940           120,715

     Less allowance for inventory valuation            22,822            25,016
                                                     --------          --------
                                                     $ 96,118          $ 95,699
                                                     ========          ========

     Inventory impairment charges establish a new cost basis for inventory and charges are not subsequently reversed to income even if circumstances later suggest that increased carrying amounts are recoverable.

(5) PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consists of the following (amounts in thousands):

                                                  June 30,           March 31,
                                                    2001               2001
                                                 ----------         ----------

     Land                                        $   23,685         $   23,685
     Building and building improvements             253,376            231,981
     Machinery and equipment                        699,014            688,096
     Projects in process                            139,793            160,488
                                                 ----------         ----------
                                                  1,115,868          1,104,250
     Less accumulated depreciation
     and amortization                               350,965            324,234
                                                 ----------         ----------
                                                 $  764,903         $  780,016
                                                 ==========         ==========

     Depreciation and amortization expense attributed to property and equipment was $27.4 million and $22.4 million for the three months ended June 30, 2001 and June 30, 2000, respectively.

(6) LINES OF CREDIT

     The Company has an unsecured revolving credit facility with a syndicate of banks totaling $100,000,000, bearing interest at LIBOR plus 0.625%. The Company can elect to increase the facility to $150,000,000, subject to certain conditions set forth in the credit agreement. This facility has a termination date of May 31, 2003. The Company had no borrowings against this line of credit as of June 30, 2001. The credit facility requires the Company to achieve certain financial ratios and achieve operating results to maintain the credit facility. The Company's ability to fully utilize this credit facility is dependent on it being in compliance with such covenants and ratios. The Company was in compliance with these covenants as of June 30, 2001.

     The Company has an additional unsecured line of credit with various Taiwan financial institutions for up to $34,600,000 (U.S. Dollar equivalent). These borrowings are predominantly denominated in U.S. Dollars, bearing interest at the Singapore Interbank Offering Rate (SIBOR) 3.95% at June 30, 2001 plus 0.585% (average) and expiring on various dates through March 2002. There were no borrowings against this line of credit as of June 30, 2001, but an allocation of $954,000 of the available line was made, relating to import guarantees associated with the Company's business in Thailand.

(7) STOCKHOLDERS' EQUITY

     During the three months ended June 30, 2001, the Company made a net delivery of 381,763 shares of its common stock in connection with a net shares settled forward contract. The net shares settled forward contract was the only open forward contract of the Company as of June 30, 2001. The net shares settled forward contract could obligate the Company to make a delivery of common stock in the future if the price of its common stock is below the strike price of the instruments. The expiration date and final settlement date of this transaction is May 2002.

(8) NET INCOME PER SHARE

     The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

                                                          Three Months Ended
                                                               June 30,
                                                        -----------------------
                                                          2001           2000
                                                        --------       --------

     Net income                                         $ 21,773       $ 42,132

     Weighted average common shares outstanding          131,402        127,978

     Dilutive effect of stock options                      6,188          9,163
                                                        --------       --------
     Weighted average common and potential
       common shares outstanding                         137,590        137,141
                                                        ========       ========

     Basic net income per share                         $   0.17       $   0.33
                                                        ========       ========

     Diluted net income per share                       $   0.16       $   0.31
                                                        ========       ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     The following table sets forth certain operational data as a percentage of net sales for the periods indicated:

                                                          Three Months Ended
                                                               June 30,
                                                        -----------------------
                                                              (unaudited)
                                                         2001             2000
                                                         ----             ----
     Net sales .....................................    100.0%           100.0%
     Cost of sales .................................     50.0%            46.1%
                                                        -----            -----
     Gross profit ..................................     50.0%            53.9%
     Research and development ......................     14.1%             9.8%
     Selling, general and administrative ...........     15.4%            14.6%
                                                        -----            -----
     Operating income ..............................     20.5%            29.5%
                                                        =====            =====

     INDUSTRY CONDITIONS

     The semiconductor industry is currently facing very challenging conditions. We, and the semiconductor industry in general, are experiencing a reduction in demand due to continued inventory corrections at our customers and slowing of demand from end markets. Lead times between when our customers book their orders and when the product is to be delivered continue to be very short, and we expect this to continue throughout fiscal 2002. Given these conditions, we are encouraged by our performance in the June quarter, particularly the performance of our proprietary microcontroller products.

     Despite the current difficult market conditions and the short-term booking visibility, we believe the longer-term indicators of our business continue to be positive. We believe that the design activity of our proprietary products is strong and that the performance of this product segment in the quarter ended June 30, 2001, while down from the March 2001 quarter, was significantly better than the overall industry averages. We are maintaining our research and development initiatives, which will provide us with new manufacturing technologies and add to our product portfolio.

     Additionally, sales of development systems continue to be an excellent indication of new customer activity. During the June 2001 quarter we shipped approximately 6,000 development systems. As of June 30, 2001, we had made cumulative shipments of more than 209,000 development systems, representing one of the largest user bases of development tools in the semiconductor industry. We also continue to see high rates of design-in activity, which we are confident will position us favorably to return to a pattern of growth.

     Our inventories at June 30, 2001 were comparable to the March 31, 2001 levels, indicating that the necessary capacity actions have been implemented to better match capacity with current demand. With these actions, gross margins were approximately 50% and operating profit was in excess of 20%, providing a solid foundation for cash generation and future investments in new products and process technologies.

     As we look past the current difficult conditions in our industry, we believe that we are well-positioned for the long term with our product portfolio of microcontrollers, high-performance linear and mixed-signal, power management and thermal management devices, together with our complementary microperipheral products that are enabling technologies for our customers' applications in the automotive, communications, computing, consumer and industrial control market segments.

     THE FOREGOING STATEMENTS RELATING TO PRODUCT LEAD TIMES, CUSTOMER ORDER PATTERNS AND VISIBILITY THROUGHOUT FISCAL 2002, POSITIVE LONG-TERM INDICATORS FOR FUTURE GROWTH, DESIGN-IN ACTIVITY POSITIONING US FAVORABLY TO RETURN TO A PATTERN OF GROWTH, EFFECT OF CAPACITY ACTIONS PROVIDING A SOLID FOUNDATION FOR CASH GENERATION AND FUTURE INVESTMENTS IN NEW PRODUCTS AND PROCESS TECHNOLOGIES, AND BEING WELL-POSITIONED FOR THE LONG-TERM ARE FORWARD-LOOKING STATEMENTS. ACTUAL RESULTS COULD DIFFER MATERIALLY BECAUSE OF THE FOLLOWING FACTORS, AMONG
OTHERS: DEMAND FOR OUR PRODUCTS AND THE PRODUCTS OF OUR CUSTOMERS; THE LEVEL OF ORDERS THAT ARE RECEIVED AND CAN BE SHIPPED IN A QUARTER; LEVELS OF INVENTORY AT OUR DISTRIBUTORS AND OTHER CUSTOMERS; INVENTORY MIX AND TIMING OF CUSTOMER ORDERS; OUR TIMELY INTRODUCTION OF NEW PRODUCTS AND TECHNOLOGIES; MARKET ACCEPTANCE OF OUR NEW PRODUCTS AND THOSE OF OUR CUSTOMERS; OUR ABILITY TO RAMP NEW PRODUCTS INTO VOLUME PRODUCTION; COMPETITIVE PRODUCTS AND PRICING IN THE MARKETS WE GENERALLY SERVE; OUR ABILITY TO MAINTAIN OPERATING MARGINS; AND GENERAL INDUSTRY, ECONOMIC AND POLITICAL CONDITIONS.

     NET SALES

     We operate in one industry segment and engage primarily in the design, development, manufacture and marketing of semiconductor products. We sell our products to distributors and original equipment manufacturers, referred to as OEMs, in a broad range of market segments, perform on-going credit evaluations of our customers and generally require no collateral. Our net sales for the quarter ended June 30, 2001 were $138.9 million, a decrease of 9.4% from the previous quarter's sales of $153.4 million, and a decrease of 21.9% over net sales of $177.7 million in the quarter ended June 30, 2000.

     Our microcontroller product line represents the largest component of our total net sales. Microcontrollers and associated application development systems accounted for 78% of our total net sales for the three months ended June 30, 2001, and 65% of our total net sales for the three months ended June 30, 2000. A related component of our product sales consists primarily of Serial EEPROM memories, which accounted for 15% of our total net sales for the three months ended June 30, 2001, and 23% of our total net sales for the three months ended June 30, 2000. Sales of mixed-signal analog and interface products accounted for 7% of our total net sales for the three months ended June 30, 2001, and 12% of our total net sales for the three months ended June 30, 2000.

     Our net sales in any given quarter depend upon a combination of shipments from backlog and orders received in that quarter for shipment in that quarter, which we refer to as turns orders. We measure turns orders at the beginning of a quarter based on the orders needed to meet the revenue targets that we set entering the quarter. We have emphasized our ability to respond quickly to customer orders as part of our competitive strategy, resulting in customers placing orders with shorter delivery schedules. Turns orders directly correlate to product lead times, which are currently between two and four weeks, as compared to 12 to 15 weeks a year ago. Shorter lead times have the effect of increasing turns orders as a percentage of our business in any given quarter and reducing our visibility on future product shipments. With current lead times between two and four weeks, customers do not place orders in advance and therefore, we do not currently have the order visibility we experienced in the first half of fiscal 2001. The percentage of turns orders in any given quarter is dependent on overall semiconductor industry conditions and product lead times. As such, our percentage of turns orders has fluctuated over the last three years between 20% and 65%. At July 1, 2001, we required turns orders of approximately 45% in order to achieve our projected net sales for the second quarter of fiscal 2002. At April 1, 2001, we required turns orders of approximately 41% to achieve our projected net sales for the first quarter of fiscal 2002.

     Turns orders are difficult to predict, and we may not experience the combination of turns orders and shipments from backlog in any quarter that would be sufficient to achieve anticipated net sales. If we do not achieve a sufficient level of turns orders in a particular quarter, our net sales and operating results will suffer.

     Historically, average selling prices in the semiconductor industry decrease over the life of any particular product. The overall average selling prices of our microcontroller products have remained relatively constant, while average selling prices of our memory products have declined over time. We have experienced, and expect to continue to experience, pricing pressure in certain microcontroller product lines, due primarily to competitive conditions. We have been able to maintain average selling prices for microcontroller products by introducing new products with more features and higher prices, thereby offsetting price declines in older products. During the fiscal year ended March 31, 2001, we initially experienced price increases in our Serial EEPROM memories, but in the fourth quarter of fiscal 2001 we experienced pricing and competitive pressures which resulted in price reductions averaging approximately 10% as compared to the third quarter of fiscal 2001. Pricing for Serial EEPROM products declined by an average of approximately 15% in the first quarter of fiscal 2002, as compared to the fourth quarter of fiscal 2001. We expect that pricing pressures affecting Serial EEPROM products will continue throughout fiscal 2002. We may be unable to maintain average selling prices for our microcontroller or other products as a result of increased pricing pressure in the future, which would reduce our operating results.

     THE FOREGOING STATEMENTS REGARDING THE LEVEL OF TURNS ORDERS REQUIRED TO MEET OUR REVENUE TARGETS FOR THE SECOND QUARTER OF FISCAL 2002, AVERAGE SELLING PRICES AND PRICING PRESSURES ARE FORWARD-LOOKING STATEMENTS. ACTUAL RESULTS COULD DIFFER MATERIALLY BECAUSE OF THE FOLLOWING FACTORS, AMONG OTHERS: THE LEVEL OF ORDERS THAT ARE RECEIVED AND CAN BE SHIPPED IN A QUARTER; DEMAND FOR OUR PRODUCTS; INVENTORY MIX AND TIMING OF CUSTOMER ORDERS; COMPETITION AND COMPETITIVE PRESSURES ON PRICING AND PRODUCT AVAILABILITY; CUSTOMERS' INVENTORY LEVELS, ORDER PATTERNS AND SEASONALITY; THE CYCLICAL NATURE OF BOTH THE SEMICONDUCTOR INDUSTRY AND THE MARKETS ADDRESSED BY OUR PRODUCTS; MARKET ACCEPTANCE OF OUR NEW PRODUCTS AND THOSE OF OUR CUSTOMERS; FLUCTUATIONS IN PRODUCTION YIELDS, PRODUCTION EFFICIENCIES AND OVERALL CAPACITY UTILIZATION; CHANGES IN PRODUCT MIX; AND ABSORPTION OF FIXED COSTS, LABOR AND OTHER FIXED MANUFACTURING COSTS.

     Distributors accounted for 63% of our net sales in the three months ended June 30, 2001, and 66% of our net sales in the three months ended June 30, 2000. Our largest distributor accounted for 12% of our total net sales for the three months ended June 30, 2001, and 15% of our total net sales for the three months ended June 30, 2000. Generally, we do not have long-term agreements with our distributors and our distributors may terminate their relationship with us with little or no advanced notice. The loss of, or the disruption in the operations of, one or more of our distributors could reduce our future net sales in a given quarter and could result in an increase in inventory returns.

     Sales to foreign customers represented 70% of our net sales in the three months ended June 30, 2001, and 72% of our net sales in the three months ended June 30, 2000. Our sales to foreign customers have been predominantly in Asia and Europe, which we attribute to the manufacturing strength in those areas for automotive, communications, computing, consumer and industrial control products. The majority of our foreign sales are U.S. Dollar denominated. Sales to customers in Asia were 31% of our net sales in the three months ended June 30, 2001, and 37% of our net sales in the three months ended June 30, 2000. Sales to customers in Europe were 34% of our net sales in the three months ended June 30,

2001, and 32% of our net sales in the three months ended June 30, 2000. We enter into hedging transactions from time to time to minimize our exposure to currency rate fluctuations. Although none of the countries in which we conduct significant foreign operations have had a highly inflationary economy in the last five years, there is no assurance that inflation rates or fluctuations in foreign currency rates in countries where we conduct operations will not adversely affect our operating results in the future.

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

     GROSS PROFIT

     Our gross profit was $69.4 million in the three months ended June 30, 2001, and $95.8 million in the three months ended June 30, 2000. Gross profit as a percent of sales was 50.0% in the three months ended June 30, 2001, and 53.9% in the three months ended June 30, 2000. The most significant factors affecting gross profit percentage in the periods covered by this report were:

     *    levels of manufacturing capacity utilization
     * continued cost reductions in wafer fabrication and assembly and test manufacturing
     *    a stable pricing market for microcontroller products
     *    inventory obsolescence
     * the product mix of microcontroller products and related memory products, and
     *    cost reductions associated with a one-week plant shutdown in April
          2001.

     As of March 31, 2001, we had reduced cumulative wafer capacity at our wafer fabs by approximately 24% in response to business conditions that resulted in decreased demand for our products. During the June 2001 quarter our wafer fabs operated at approximately 70% of their capacity due to the capacity reductions taken in the March 2001 quarter and the one-week plant shutdown in April 2001. We believe that these capacity reductions have aligned our capacity with our current assessment of demand. Overall gross margins for our products in the March 2001 and June 2001 quarters were negatively impacted by these actions due to the relatively high fixed costs inherent in our wafer fabrication manufacturing, which continue even at lower capacity levels. We expect gross margins to remain at approximately the current level for the remainder of fiscal 2002.

     We have currently cancelled or deferred capital expenditures to realign our capacity to reflect our current assessment of market conditions. The start-up date of our Puyallup, Washington semiconductor manufacturing complex has been delayed until December 2002. We currently intend to maintain the Puyallup facility at a minimum cost basis until it is required for capacity expansion.

     We continue to transition products to our 0.7-micron and 0.5-micron process technologies to reduce future manufacturing costs. In fiscal 2001, products produced on 8-inch wafers increased from approximately 55% at the beginning of fiscal 2001 to approximately 80% at the end of fiscal 2001. In the three months ended June 30, 2001, approximately 80% of our production was on 8-inch wafers. We anticipate that gross product margins will fluctuate over time, driven primarily by the product mix of microcontroller products and related memory products, manufacturing yields, fixed cost absorption, wafer fab loading levels and competitive and economic conditions.

     THE FOREGOING STATEMENTS RELATING TO OUR CURRENT ASSESSMENT OF DEMAND, ANTICIPATED GROSS MARGIN LEVELS FOR THE REMAINDER OF FISCAL 2002, THE ANTICIPATED START-UP DATE OF THE PUYALLUP FACILITY AND THE TRANSITION TO HIGHER YIELDING MANUFACTURING PROCESSES ARE FORWARD-LOOKING STATEMENTS. ACTUAL RESULTS COULD DIFFER MATERIALLY BECAUSE OF THE FOLLOWING FACTORS, AMONG OTHERS:
FLUCTUATIONS IN PRODUCTION YIELDS, PRODUCTION EFFICIENCIES AND OVERALL CAPACITY UTILIZATION; ABSORPTION OF FIXED COSTS, LABOR AND OTHER DIRECT MANUFACTURING COSTS; DEMAND FOR OUR PRODUCTS; COMPETITION AND COMPETITIVE PRESSURE ON PRICING; THE ABILITY TO INCREASE MANUFACTURING CAPACITY AS NEEDED; COST AND AVAILABILITY OF RAW MATERIALS; CHANGES IN PRODUCT MIX; AND OTHER INDUSTRY AND ECONOMIC CONDITIONS.

     Currently, approximately half of our assembly operations, and a portion of our test requirements, are performed by third-party contractors located throughout Asia. The balance of our assembly and test operations is performed at our Thailand facility. As of June 30, 2001, approximately 50% of our assembly requirements were being performed in our Thailand facility, as compared to approximately 40% as of June 30, 2000. Approximately 95% of our test requirements were being performed in our Thailand facility as of June 30, 2001, as compared to approximately 85% as of June 30, 2000. We believe that the assembly and test operations performed at our Thailand facility provide us with significant cost savings when compared to third-party contractor assembly and test costs, as well as increased control of these portions of the manufacturing process.

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

     Various industry experts are forecasting a continued economic slowdown in the United States. There are recent indications that various countries in Asia and Europe are experiencing a general economic slowdown. Because of our reliance on foreign sales and operations, an economic slowdown in the worldwide markets served by us may harm our business.

     RESEARCH AND DEVELOPMENT

     We are committed to investing in new and enhanced products, including development systems software, and in our design and manufacturing process technologies. We believe these investments are significant factors in maintaining our competitive position. We expense all research and development costs as incurred. We increased our level of research and development costs in the three months ended June 30, 2001 to $19.5 million, as compared to $17.4 million in the quarter ended June 30, 2000. Our level of research and development costs in the three months ended June 30, 2001 decreased to $19.5 million, as compared to $20.5 million in the quarter ended March 31, 2001. The dollar investment in research and development in the three months ended June 30, 2001 increased by 12% from the quarter ended June 30, 2000, and decreased by 5% over the quarter ended March 31, 2001. The primary reason for the dollar increase in research and development costs in the June 2001 quarter compared to the prior year was the increased labor cost associated with expanding our technical resources. The primary reason for the dollar decrease in research and development costs in the June 2001 quarter compared to the March 2001 quarter was reduced labor costs resulting from a one-week plant shutdown in April 2001. Research and development costs represented 14.1% of sales in the three months ended June 30, 2001, as compared to 9.8% of sales in the quarter ended June 30, 2000, and 13.4% in the quarter ended March 31, 2001.

     SELLING, GENERAL AND ADMINISTRATIVE

     We decreased our level of selling, general and administrative costs to $21.4 million in the June 30, 2001 quarter, as compared to $26.0 million in the quarter ended June 30, 2000, and $23.1 million in the quarter ended March 31, 2001. The primary reasons for the dollar decreases in selling, general, and administrative costs in the June 2001 quarter relate to reductions in bonuses and recruitment costs and a one-week plant shutdown in April 2001. Selling, general and administrative costs represented 15.4% of sales in the June 30, 2001 quarter, as compared to 14.6% of sales in the quarter ended June 30, 2000, and 15.1% of net sales in the quarter ended March 31, 2001. Selling, general and administrative expenses fluctuate over time, primarily due to revenue and operating expense investment levels.

     OTHER INCOME (EXPENSE)

     Interest income in the three months ended June 30, 2001 decreased from the corresponding period of the previous fiscal year as a result of lower invested cash balances due primarily to the significant levels of capital expenditures incurred. Additionally, the interest rates applying to our invested cash balances were significantly lower during the three months ended June 30, 2001, as compared to the rates applying during the corresponding period of the previous fiscal year. We expect interest income to increase in the second quarter of fiscal 2002 due to higher invested cash balances.

     THE FOREGOING STATEMENT REGARDING OUR ANTICIPATED INTEREST INCOME IN THE SECOND QUARTER OF FISCAL 2002 IS A FORWARD-LOOKING STATEMENT. ACTUAL RESULTS COULD DIFFER MATERIALLY BECAUSE OF THE FOLLOWING FACTORS, AMONG OTHERS: ACTUAL LEVELS OF CASH INVESTED; INTEREST RATE FLUCTUATIONS; REVENUE LEVELS; RESULTS OF OPERATIONS; AND GENERAL ECONOMIC CONDITIONS.

     PROVISION FOR INCOME TAXES

     Provisions for income taxes reflect tax on foreign earnings and federal and state tax on U.S. earnings. We had an effective tax rate of 27.0% for the three months ended June 30, 2001, and 27.0% for the three months ended June 30, 2000. We believe that our tax rate for the foreseeable future will be approximately 27.0% due primarily to lower tax rates at our foreign locations.

     THE FOREGOING STATEMENT REGARDING OUR ANTICIPATED FUTURE TAX RATE IS A FORWARD-LOOKING STATEMENT. ACTUAL RESULTS COULD DIFFER MATERIALLY BECAUSE OF THE FOLLOWING FACTORS, AMONG OTHERS: CURRENT TAX LAWS AND REGULATIONS; TAXATION RATES IN GEOGRAPHIC REGIONS WHERE WE HAVE SIGNIFICANT OPERATIONS; AND CURRENT TAX HOLIDAYS AVAILABLE IN FOREIGN LOCATIONS.

     EURO CONVERSION ISSUES

     We operate in the European Market and currently generate approximately one-third of our total net sales from customers located in Europe. Our commercial headquarters in Europe are located in the United Kingdom, which is not currently one of the 11 member states of the European Union converting to a common currency.

     We currently conduct 98.0% of our business in Europe in U.S. Dollars and 0.4% of our business in Europe in Pounds Sterling. The balance of our net sales in Europe is conducted in currencies which will eventually be replaced by the Euro. We will monitor the potential commercial impact of converting a portion of our current business to the Euro, but we do not currently anticipate any material impact to our business or operations based on this transition.

     THE FOREGOING STATEMENTS REGARDING THE ANTICIPATED IMPACT OF THE TRANSITION TO THE EURO CURRENCY ARE FORWARD-LOOKING STATEMENTS. ACTUAL RESULTS COULD DIFFER MATERIALLY BECAUSE OF THE FOLLOWING FACTORS, AMONG OTHERS: LEVELS OF SALES IN EUROPE THAT MAY BE CONDUCTED IN THE EURO CURRENCY; AND FLUCTUATIONS IN CURRENCY EXCHANGE RATES.

     LIQUIDITY AND CAPITAL RESOURCES

     We had $138.4 million in cash and cash equivalents at June 30, 2001, an increase of $8.5 million from the March 31, 2001 balance. The increase in cash and cash equivalents over this time period is primarily attributable to cash generated from operating activities. We maintain an unsecured revolving credit facility with a syndicate of banks totaling $100.0 million. We can elect to increase the facility to $150.0 million, subject to certain conditions set forth in the credit agreement. This facility has a termination date of May 31, 2003. There were no borrowings against this line of credit as of June 30, 2001. We are required to achieve certain financial ratios and operating results to maintain this line of credit and were in compliance with these requirements at June 30, 2001.

     We also maintain an unsecured short-term line of credit totaling $34.6 million with certain foreign banks. There were no borrowings under the foreign line of credit as of June 30, 2001, but an allocation of $954,000 of the available line was made, relating to import guarantees associated with our business in Thailand. There are no covenants related to the foreign line of credit.

     At June 30, 2001, an aggregate of $133.7 million of our credit facilities was available, subject to financial covenants and ratios with which we were in compliance. Our ability to fully utilize our credit facilities is dependent on our remaining in compliance with such covenants and ratios.

     During the three months ended June 30, 2001, we generated $16.1 million of cash from operating activities, a decrease of $79.3 million from the three months ended June 30, 2000. The decrease in cash flow from operations was primarily due to decreased profitability and the impact of changes in accounts payable and accrued liabilities, depreciation and other assets and liabilities.

     Our level of capital expenditures varies from time to time as a result of actual and anticipated business conditions. Capital expenditures in the three months ended June 30, 2001 were $12.8 million, as compared to $104.5 million for the three months ended June 30, 2000. The primary reason for the dollar decrease in capital expenditures from the prior year was the reduction in the level of capacity expansion activities in response to reduced demand. Capital expenditures were primarily for the addition of research and development equipment in the June 30, 2001 quarter, and for the expansion of production capacity and the addition of research and development equipment in each of these periods. We currently intend to spend approximately $55 million during the next 12 months to invest in equipment to maintain, and selectively increase, capacity to meet our currently anticipated needs.

     We expect to finance capital expenditures through our existing cash balances, cash flows from operations, available debt arrangements and other sources of financing, including issuance of equity and debt securities depending on market conditions. We believe that the capital expenditures anticipated to be incurred over the next 12 months will provide sufficient manufacturing capacity to meet our currently anticipated needs.

     THE FOREGOING STATEMENTS REGARDING THE ANTICIPATED LEVEL OF CAPITAL EXPENDITURES OVER THE NEXT 12 MONTHS AND THE FINANCING AND SUFFICIENCY OF SUCH CAPITAL EXPENDITURES ARE FORWARD-LOOKING STATEMENTS. ACTUAL RESULTS COULD DIFFER MATERIALLY BECAUSE OF THE FOLLOWING FACTORS, AMONG OTHERS: THE CYCLICAL NATURE OF THE SEMICONDUCTOR INDUSTRY AND THE MARKETS ADDRESSED BY OUR PRODUCTS; DEMAND FOR OUR PRODUCTS; UTILIZATION OF CURRENT MANUFACTURING CAPACITY; MARKET ACCEPTANCE OF OUR PRODUCTS AND OF OUR CUSTOMERS' PRODUCTS; THE AVAILABILITY AND COST OF RAW MATERIALS, EQUIPMENT AND OTHER SUPPLIES; AND THE ECONOMIC, POLITICAL AND OTHER CONDITIONS IN THE WORLDWIDE MARKETS SERVED BY US.

     Net cash provided by financing activities was $4.4 million for the three months ended June 30, 2001. Net cash used in financing activities was $5.4 million for the three months ended June 30, 2000. Repayments on lines of credit were $9.0 million for the three months ended June 30, 2000.

     We have outstanding a net shares settled forward contract and made a net delivery of 381,763 shares of our common stock in the three months ended June 30, 2001, and received 184,893 shares of our common stock in the three months ended June 30, 2000, in connection with this contract. The net shares settled forward contract could obligate us to make a delivery of common stock in the future if the price of our common stock is below the strike price of the instruments. The final settlement date of the net shares settled forward contract is May 2002.

     We believe that our existing sources of liquidity combined with cash generated from operations will be sufficient to meet our currently anticipated cash requirements for at least the next 12 months. However, the semiconductor industry is capital intensive. In order to remain competitive, we must continue to make significant investments in capital equipment for both production and research and development. We may seek additional equity or debt financing during the next 12 months for the capital expenditures required to maintain or expand our wafer fabrication and product assembly and test facilities, or other purposes. The timing and amount of any such capital requirements will depend on a number of factors, including demand for our products, changes in industry conditions, product mix, and competitive factors. There can be no assurance that such financing will be available on acceptable terms, and any additional equity financing could result in additional dilution to existing investors.

     RECENT ACCOUNTING PRONOUNCEMENTS

     SFAS 133

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivatives and Similar Financial Instruments for Hedging Activities," to establish accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. This new standard, as amended by related SFAS Nos. 137 and 138, became effective for us during the quarter ended June 30, 2001. The implementation of SFAS No. 133 did not have a material effect on our results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our investment portfolio, consisting of fixed income securities, was $138.3 million as of June 30, 2001, and $130.1 million as of March 31, 2001. These securities, like all fixed income instruments, are subject to interest rate risk and will decline in value if market interest rates increase. If market rates were to increase immediately and uniformly by 10% from the levels of June 30, 2001 and March 31, 2001, the decline in the fair value of our investment portfolio would not be material. Additionally, we have the ability to hold our fixed income investments until maturity and, therefore, we would not expect to recognize an adverse impact on income or cash flows.

     We have international operations and are thus subject to foreign currency rate fluctuations. To date, our exposure related to exchange rate volatility has not been significant. If the foreign currency rates fluctuate by 15% from the rates at June 30, 2001 and March 31, 2001, the effect on our financial position and results of operations would not be material.

     During the normal course of our business, we are routinely subjected to a variety of market risks, examples of which include, but are not limited to, interest rate movements and foreign currency fluctuations, as we discuss in this
Item 3, and collectability of accounts receivable. We constantly assess these risks and have established policies and procedures to protect against the adverse affects of these other potential exposures. Although we do not anticipate any material losses in these risk areas, no assurance can be made that material losses will not be incurred in these areas in the future.

     We believe that our market risk, as discussed in this Item 3, has not materially changed from March 31, 2001.

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits.

          None.

     (b)  Reports on Form 8-K.

          We filed a current report on Form 8-K dated June 6, 2001 reporting our engagement of Ernst & Young LLP to serve as our independent auditors for the fiscal year ending March 31, 2002. We also filed a current report on Form 8-K dated May 16, 2001 reporting that we did not renew the engagement of KPMG LLP as our independent auditors for the fiscal year ending March 31, 2002.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 MICROCHIP TECHNOLOGY INCORPORATED


Date: August 9, 2001             By: /s/ Gordon W. Parnell
                                     -----------------------------------------
                                     Gordon W. Parnell
                                     Vice President and Chief Financial Officer
                                     (Duly Authorized Officer, and
                                     Principal Financial and Accounting Officer)