Form 10-Q
period 2001-09-30
MICROCHIP TECHNOLOGY INC
filed 2001-11-07
CIK 827054

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2001.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________ to __________.


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

                               Yes [X]     No [ ]

Number of shares of common stock, $.001 Par Value, outstanding as of November 2, 2001: 133,312,842 shares.

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

             Condensed Consolidated Balance Sheets -
               September 30, 2001 and March 31, 2001...........................3

             Condensed Consolidated Statements of Income -
               Three and Six Months Ended September 30, 2001
               and September 30, 2000..........................................4

             Condensed Consolidated Statements of Cash Flows -
               Six Months Ended September 30, 2001 and
               September 30, 2000..............................................5

             Notes to Condensed Consolidated Financial Statements -
               September 30, 2001..............................................6

     Item 2. Management's Discussion and Analysis of
               Financial Condition and Results of Operations...................9

     Item 3. Quantitative and Qualitative Disclosures about Market Risk.......22

PART II. OTHER INFORMATION.

     Item 4. Submission of Matters to a Vote of Security Holders..............23

     Item 6. Exhibits and Reports on Form 8-K.................................23

SIGNATURES....................................................................24

               MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                       (in thousands except share amounts)

                                     ASSETS

                                                                      September 30,    March 31,
                                                                          2001           2001
                                                                       ----------     ----------
                                                                       (Unaudited)     (Note 1)
Cash and cash equivalents                                              $  171,143     $  129,909
Accounts receivable, net                                                   69,977         76,543
Inventories                                                                94,155         95,699
Prepaid expenses                                                           38,339         19,072
Deferred tax asset                                                         36,485         47,508
Other current assets                                                        2,781          2,828
                                                                       ----------     ----------
   Total current assets                                                   412,880        371,559

Property, plant and equipment, net                                        755,693        780,016
Other assets                                                                8,801          9,774
                                                                       ----------     ----------

   Total assets                                                        $1,177,374     $1,161,349
                                                                       ==========     ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                                       $   35,877     $   57,652
Accrued liabilities                                                        58,925         72,865
Deferred income on shipments to distributors                               44,198         64,106
                                                                       ----------     ----------
   Total current liabilities                                              139,000        194,623

Pension accrual                                                               800            912
Deferred tax liability                                                     23,493         22,966

Stockholders' equity:

Preferred stock, $.001 par value; authorized 5,000,000 shares;
  no shares issued or outstanding                                              --             --
Common stock, $.001 par value; authorized 300,000,000 shares;
  issued and outstanding 133,171,373 shares at September 30, 2001;            133            131
  issued and outstanding 130,897,639 shares at March 31, 2001;
Additional paid-in capital                                                444,607        418,277
Retained  earnings                                                        569,341        524,440
                                                                       ----------     ----------
   Total stockholders' equity                                           1,014,081        942,848

   Total liabilities and stockholders' equity                          $1,177,374     $1,161,349
                                                                       ==========     ==========

      See accompanying notes to condensed consolidated financial statements

               MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                     (in thousands except per share amounts)
                                   (Unaudited)

                                       Three Months Ended September 30,   Six Months Ended September 30,
                                       --------------------------------   ------------------------------
                                             2001           2000               2001           2000
                                           ---------      ---------          ---------      ---------
Net sales                                  $ 141,662      $ 194,481          $ 280,556      $ 372,230
Cost of sales                                 70,793         87,800            140,281        169,702
                                           ---------      ---------          ---------      ---------
  Gross profit                                70,869        106,681            140,275        202,528

Operating expenses:
  Research and development                    20,168         19,514             39,702         36,948
  Selling, general and administrative         20,165         27,246             41,608         53,262
                                           ---------      ---------          ---------      ---------
                                              40,333         46,760             81,310         90,210

Operating income                              30,536         59,921             58,965        112,318

Other income (expense):
  Gain on sale of investment                      --             --                 --          1,427
  Net loss in equity investment                   --           (205)                --           (413)
  Interest income                              1,284          3,690              2,546          7,802
  Interest expense                              (125)          (176)              (332)          (315)
  Other, net                                      20            209                363            335
                                           ---------      ---------          ---------      ---------

Income  before income  taxes                  31,715         63,439             61,542        121,154

Income taxes                                   8,567         17,204             16,621         32,787
                                           ---------      ---------          ---------      ---------

Net income                                 $  23,148      $  46,235          $  44,921      $  88,367
                                           =========      =========          =========      =========

Basic net income per share                 $    0.17      $    0.36          $    0.34      $    0.69
                                           =========      =========          =========      =========

Diluted net income per share               $    0.17      $    0.34          $    0.32      $    0.64
                                           =========      =========          =========      =========
Weighted average common
  shares outstanding                         132,806        128,528            132,120        128,254
                                           =========      =========          =========      =========
Weighted average common and potential
  common shares outstanding                  139,058        137,430            138,338        137,286
                                           =========      =========          =========      =========

      See accompanying notes to condensed consolidated financial statements

               MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (in thousands)
                                   (Unaudited)

                                                                       Six Months Ended September 30,
                                                                       ------------------------------
                                                                            2001           2000
                                                                          ---------      ---------
Cash flows from operating activities:
  Net income                                                              $  44,921      $  88,367
  Adjustments to reconcile net income to
    net cash provided by operating activities:
      Provision for doubtful accounts                                            28            870
      Provision for inventory valuation                                       3,968          3,589
      Provision for pension accrual                                              77             93
      Gain on sale of fixed assets                                             (242)            --
      Gain on sale of investment                                                 --         (1,427)
      Net loss in equity investment                                              --            413
      Depreciation and amortization                                          54,431         48,673
      Amortization of purchased technology                                      184          1,529
      Deferred income taxes                                                  11,550         (6,043)
      Tax benefit from exercise of stock options                              9,390         13,545
      (Increase) decrease in accounts receivable                              6,538        (13,194)
      Increase in inventories                                                (2,424)       (10,161)
      Increase (decrease) in accounts payable and accrued liabilities       (38,548)        42,809
      Change in other assets and liabilities                                (35,715)        10,177
                                                                          ---------      ---------
Net cash provided by operating activities                                    54,158        179,240
                                                                          ---------      ---------

Cash flows from investing activities:
  Capital expenditures                                                      (30,895)      (261,493)
  Acquisition of common stock of MEAD Microelectronics,
    net of cash acquired                                                         --         (1,330)
  Proceeds from sale of assets                                                1,029            148
                                                                          ---------      ---------
Net cash used in investing activities                                       (29,866)      (262,675)
                                                                          ---------      ---------

Cash flows from financing activities:
  Repayment of lines of credit                                                   --         (9,000)
  Proceeds from sale of stock and put options                                16,942         28,755
                                                                          ---------      ---------
Net cash provided by financing activities                                    16,942         19,755
                                                                          ---------      ---------

Net increase (decrease) in cash and cash equivalents                         41,234        (63,680)

Cash and cash equivalents at beginning of period                            129,909        294,407
                                                                          ---------      ---------

Cash and cash equivalents at end of period                                $ 171,143      $ 230,727
                                                                          =========      =========

      See accompanying notes to condensed consolidated financial statements

               MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)

(1)  BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements include the accounts of Microchip Technology Incorporated and its wholly-owned subsidiaries (the "Company"). All intercompany balances and transactions have been eliminated in consolidation.

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments of a normal recurring nature which are necessary for a fair presentation have been included. Certain information and footnote disclosures normally included in audited consolidated financial statements have been condensed or omitted pursuant to such Securities and Exchange Commission rules and regulations. It is suggested that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 2001. The results of operations for the three and six months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended March 31, 2002.

     On January 16, 2001, we merged with TelCom Semiconductor, Inc. The merger has been accounted for as a pooling of interests. Accordingly, the condensed consolidated financial statements have been restated to include the operations of TelCom for all periods presented.

(2)  ACCOUNTS RECEIVABLE

     Accounts receivable consists of the following (amounts in thousands):

                                                 September 30,    March 31,
                                                     2001           2001
                                                  ----------     ----------
     Trade accounts receivable                    $   73,243     $   79,966
     Other                                               953            768
                                                  ----------     ----------
                                                      74,196         80,734
     Less allowance for doubtful accounts              4,219          4,191
                                                  ----------     ----------
                                                  $   69,977     $   76,543
                                                  ==========     ==========

(3)  INVENTORIES

     The components of inventories consist of the following (amounts in thousands):

                                                 September 30,    March 31,
                                                     2001           2001
                                                  ----------     ----------
     Raw materials                                $    8,060     $    9,945
     Work in process                                  63,506         51,197
     Finished goods                                   22,589         34,557
                                                  ----------     ----------
                                                  $   94,155     $   95,699
                                                  ==========     ==========

     Inventory impairment charges establish a new cost basis for inventory and charges are not subsequently reversed to income even if circumstances later suggest that increased carrying amounts are recoverable.

(4)  PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consists of the following (amounts in thousands):

                                                 September 30,    March 31,
                                                     2001           2001
                                                  ----------     ----------
     Land                                         $   23,685     $   23,685
     Building and building improvements              183,840        167,297
     Machinery and equipment                         712,187        688,096
     Projects in process                             214,172        225,172
                                                  ----------     ----------
                                                   1,133,884      1,104,250
     Less accumulated depreciation
     and amortization                                378,191        324,234
                                                  ----------     ----------
                                                  $  755,693     $  780,016
                                                  ==========     ==========

     Certain reclassifications have been made to the March 31, 2001 amounts to properly reflect the portion of the Company's property in Puyallup, Washington that has not been placed in service. This reclassification had no effect on the Company's results of operations.

     Depreciation and amortization expense attributed to property and equipment was $54.4 million and $48.7 million for the six months ended September 30, 2001 and September 30, 2000, respectively.

(5)  LINES OF CREDIT

     The Company has an unsecured revolving credit facility with a syndicate of banks totaling $100,000,000, bearing interest at LIBOR plus 0.625%. The Company can elect to increase the facility to $150,000,000, subject to certain conditions set forth in the credit agreement. This facility has a termination date of May 31, 2003. The Company had no borrowings against this line of credit as of September 30, 2001. The credit facility requires the Company to achieve certain financial ratios and achieve operating results to maintain the credit facility. The Company's ability to fully utilize this credit facility is dependent on it being in compliance with such covenants and ratios. The Company was in compliance with these covenants as of September 30, 2001.

     The Company has an additional unsecured line of credit with various financial institutions in Asia for up to $24,600,000 (U.S. Dollar equivalent). These borrowings are predominantly denominated in U.S. Dollars, bearing interest at the Singapore Interbank Offering Rate (SIBOR) of 2.70% at September 30, 2001 plus 0.5% (average) and expiring on various dates through September 2002. There were no borrowings against this line of credit as of September 30, 2001, but an allocation of $911,000 of the available line was made, relating to import guarantees associated with the Company's business in Thailand.

(6)  STOCKHOLDERS' EQUITY

     The Company had a net shares settled forward contract outstanding as of September 30, 2001. In connection with this contract, the Company made a net delivery of 381,763 shares of its common stock during the six months ended September 30, 2001, and received 184,893 shares of its common stock during the six months ended September 30, 2000. The net shares settled forward contract could obligate the Company to make a delivery of common stock in the future if the price of its common stock is below the strike price of the contract. The final settlement date of the net shares settled forward contract is May 2002.

(7)  NET INCOME PER SHARE

     The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

                                       Three Months Ended     Six Months Ended
                                          September 30,         September 30,
                                       --------   --------   -------------------
                                         2001       2000       2001       2000
                                       --------   --------   --------   --------
     Net income                        $ 23,148   $ 46,235   $ 44,921   $ 88,367

     Weighted average common
       shares outstanding               132,806    128,528    132,120    128,254

     Dilutive effect of stock options     6,252      8,902      6,218      9,032
                                       --------   --------   --------   --------
     Weighted average common and
       potential common shares
       outstanding                      139,058    137,430    138,338    137,286
                                       ========   ========   ========   ========

     Basic net income per share        $   0.17   $   0.36   $   0.34   $   0.69
                                       ========   ========   ========   ========

     Diluted net income per share      $   0.17   $   0.34   $   0.32   $   0.64
                                       ========   ========   ========   ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     The following table sets forth certain operational data as a percentage of net sales for the periods indicated:

                                    Three Months Ended        Six Months Ended
                                       September 30,            September 30,
                                        (Unaudited)              (Unaudited)
                                    ------------------       ------------------
                                     2001        2000         2001        2000
                                    ------      ------       ------      ------
Net sales                            100.0%      100.0%       100.0%      100.0%
Cost of sales                         50.0%       45.1%        50.0%       45.6%
                                    ------      ------       ------      ------
Gross profit                          50.0%       54.9%        50.0%       54.4%
Research and development              14.2%       10.1%        14.2%        9.9%
Selling, general and
  administrative                      14.2%       14.0%        14.8%       14.3%
                                    ------      ------       ------      ------
Operating income                      21.6%       30.8%        21.0%       30.2%
                                    ======      ======       ======      ======

     NET SALES

     We operate in one industry segment and engage primarily in the design, development, manufacture and marketing of semiconductor products. We sell our products to distributors and original equipment manufacturers, referred to as OEMs, in a broad range of market segments, perform on-going credit evaluations of our customers and generally require no collateral. Our net sales for the quarter ended September 30, 2001 were $141.7 million, an increase of 2.0% from the previous quarter's sales of $138.9 million, and a decrease of 27.1% from net sales of $194.5 million in the quarter ended September 30, 2000. Our net sales for the six months ended September 30, 2001 were $280.6 million, a decrease of 24.6% from our net sales of $372.2 million for the six months ended September 30, 2000. The decrease in our net sales in the three and six month periods ended September 30, 2001, as compared to the three and six month periods ended September 30, 2000, is the result of inventory corrections at our customers, slowing demand from end markets and overall semiconductor industry conditions.

     Net sales of our microcontroller products increased approximately 2% in the three months ended September 30, 2001, as compared to the three months ended June 30, 2001. The growth in net sales of our microcontroller products can be attributed to our strong design win performance and the overall positioning of our product offering. Net sales of our analog and interface products increased approximately 18% in the three months ended September 30, 2001 as compared to the three months ended June 30, 2001. The growth in net sales of our analog and interface products can be attributed to our sales focus of designing our analog products into the applications of our existing microcontroller customers. Net sales of our Serial EEPROM memory products decreased approximately 6% in the three months ended September 30, 2001, as compared to the three months ended June 30, 2001. Unit volume sales of our Serial EEPROM memory products increased in the three months ended September 30, 2001 over the three months ended June 30, 2001, however, average pricing decreases for these products of approximately 10% in the September quarter resulted in the decrease in net sales.

     Sales by product line for the three and six months ended September 30, 2001 and 2000 were as follows (in thousands):

                                     Three Months Ended                                 Six Months Ended
                                        September 30,                                     September 30,
                                         (Unaudited)                                       (Unaudited)
                        ---------------------------------------------     ---------------------------------------------
                          2001          %          2000          %          2001          %          2000          %
                        --------    --------     --------    --------     --------    --------     --------    --------
Microcontrollers        $109,749        77.5%    $120,385        61.9%    $217,289        77.4%    $236,692        63.6%

Serial EEPROM
  memories              $ 19,990        14.1%    $ 54,133        27.8%    $ 41,207        14.7%    $ 94,123        25.3%

Analog and
  interface products    $ 11,923         8.4%    $ 19,963        10.3%    $ 22,058         7.9%    $ 41,415        11.1%
                        --------    --------     --------    --------     --------    --------     --------    --------

Total sales             $141,662       100.0%    $194,481       100.0%    $280,556       100.0%    $372,230       100.0%
                        ========    ========     ========    ========     ========    ========     ========    ========

     Our net sales in any given quarter depend upon a combination of shipments from backlog and orders received in that quarter for shipment in that quarter, which we refer to as turns orders. We measure turns orders at the beginning of a quarter based on the orders needed to meet the revenue targets that we set entering the quarter. We have emphasized our ability to respond quickly to customer orders as part of our competitive strategy, resulting in customers placing orders with shorter delivery schedules. Turns orders directly correlate to product lead times, which are currently between two and four weeks generally, as compared to four to 12 weeks generally a year ago. Shorter lead times have the effect of increasing turns orders as a percentage of our business in any given quarter and reducing our visibility on future product shipments. With current lead times between two and four weeks, customers do not place orders in advance and therefore, we do not currently have the order visibility we experienced in the first half of fiscal 2001. The percentage of turns orders in any given quarter is dependent on overall semiconductor industry conditions and product lead times. As such, our percentage of turns orders has fluctuated over the last three years between 20% and 65%. At October 1, 2001, we required turns orders of approximately 51% in order to achieve our projected net sales for the third quarter of fiscal 2002. At July 1, 2001, we required turns orders of approximately 45% to achieve our projected net sales for the second quarter of fiscal 2002.

     Turns orders are difficult to predict, and we may not experience the combination of turns orders and shipments from backlog in any quarter that would be sufficient to achieve anticipated net sales. If we do not achieve a sufficient level of turns orders in a particular quarter, our net sales and operating results will suffer.

     Historically, average selling prices in the semiconductor industry decrease over the life of any particular product. The overall average selling prices of our microcontroller products have remained relatively constant, while average selling prices of our memory products have declined over time. During the fiscal year ended March 31, 2001, we initially experienced price increases in our Serial EEPROM products, but in the fourth quarter of fiscal 2001 we experienced pricing and competitive pressures which resulted in price reductions averaging approximately 10% as compared to the third quarter of fiscal 2001. Pricing for Serial EEPROM products declined by an average of approximately 15% in the first quarter of fiscal 2002, as compared to the fourth quarter of fiscal 2001. Pricing for Serial EEPROM products declined by an average of approximately 10% in the second quarter of fiscal 2002, as compared to the first quarter of fiscal 2002. We expect that pricing pressures affecting Serial EEPROM products will continue throughout fiscal 2002.

     We have experienced, and expect to continue to experience, moderate pricing pressure in certain microcontroller product lines, due primarily to competitive conditions. We have been able to maintain average selling prices for microcontroller products by introducing new products with more features and higher prices, thereby offsetting price declines in older products.

     We may be unable to maintain average selling prices for our microcontroller or other products as a result of increased pricing pressure in the future, which would reduce our operating results.

     THE FOREGOING STATEMENTS REGARDING THE LEVEL OF TURNS ORDERS REQUIRED TO MEET OUR REVENUE TARGETS FOR THE THIRD QUARTER OF FISCAL 2002, AVERAGE SELLING PRICES, PRICING PRESSURES AFFECTING OUR SERIAL EEPROM PRODUCTS THROUGHOUT FISCAL 2002, AND PRICING PRESSURES IN CERTAIN MICROCONTROLLER PRODUCT LINES ARE FORWARD-LOOKING STATEMENTS. ACTUAL RESULTS COULD DIFFER MATERIALLY BECAUSE OF THE FOLLOWING FACTORS, AMONG OTHERS: THE LEVEL OF ORDERS THAT ARE RECEIVED AND CAN BE SHIPPED IN A QUARTER; DEMAND FOR OUR PRODUCTS; INVENTORY MIX AND TIMING OF CUSTOMER ORDERS; COMPETITION AND COMPETITIVE PRESSURES ON PRICING AND PRODUCT AVAILABILITY; CUSTOMERS' INVENTORY LEVELS, ORDER PATTERNS AND SEASONALITY; POSSIBLE DISRUPTION IN COMMERCIAL ACTIVITIES OCCASIONED BY TERRORIST ACTIVITY AND ARMED CONFLICT, SUCH AS CHANGES IN LOGISTICS AND SECURITY ARRANGEMENTS, AND REDUCED END-USER PURCHASES RELATIVE TO EXPECTATIONS; IMPACT OF EVENTS OUTSIDE THE UNITED STATES, SUCH AS THE BUSINESS IMPACT OF FLUCTUATING CURRENCY RATES OR UNREST OR POLITICAL INSTABILITY; THE CYCLICAL NATURE OF BOTH THE SEMICONDUCTOR INDUSTRY AND THE MARKETS ADDRESSED BY OUR PRODUCTS; MARKET ACCEPTANCE OF OUR NEW PRODUCTS AND THOSE OF OUR CUSTOMERS; FLUCTUATIONS IN PRODUCTION YIELDS, PRODUCTION EFFICIENCIES AND OVERALL CAPACITY UTILIZATION; CHANGES IN PRODUCT MIX; AND ABSORPTION OF FIXED COSTS, LABOR AND OTHER FIXED MANUFACTURING COSTS.

     Distributors accounted for approximately 61% of our net sales in the three months ended September 30, 2001, and approximately 62% of our net sales in the three months ended September 30, 2000. Distributors accounted for approximately 62% of our net sales in the six months ended September 30, 2001, and approximately 64% of our net sales in the six months ended September 30, 2000. Our largest distributor accounted for approximately 13% of our total net sales for the three and six months ended September 30, 2001, and approximately 14% of our total net sales for the three and six months ended September 30, 2000. Generally, we do not have long-term agreements with our distributors and our distributors may terminate their relationships with us with little or no advanced notice. The loss of, or the disruption in the operations of, one or more of our distributors could reduce our future net sales in a given quarter and could result in an increase in inventory returns.

     Sales by geography for the three and six months ended September 30, 2001 and 2000 were as follows (in thousands):

                            Three Months Ended                                 Six Months Ended
                               September 30,                                     September 30,
                                (Unaudited)                                       (Unaudited)
               ---------------------------------------------     ---------------------------------------------
                 2001          %          2000          %          2001          %          2000          %
               --------    --------     --------    --------     --------    --------     --------    --------
Americas       $ 48,563        34.3%    $ 64,389        33.1%    $ 96,470        34.4%    $120,362        32.3%
Europe           41,726        29.4%      53,005        27.3%      89,611        31.9%     108,751        29.2%
Asia             51,373        36.3%      77,087        39.6%      94,475        33.7%     143,117        38.5%
               --------    --------     --------    --------     --------    --------     --------    --------

Total Sales    $141,662       100.0%    $194,481       100.0%    $280,556       100.0%    $372,230       100.0%
               ========    ========     ========    ========     ========    ========     ========    ========

     Our sales to foreign customers have been predominately in Asia and Europe, which we attribute to the manufacturing strengths in those areas for automotive, communications, computing, consumer and industrial control products. Americas sales include sales to customers in the United States, Canada, Central America and South America. Sales to foreign customers accounted for approximately 68% of our net sales in the three months ended September 30, 2001 and approximately 67% of our net sales in the three months ended September 30, 2000. Sales to foreign customers accounted for approximately 69% of our net sales in each of the six month periods ending September 30, 2001 and September 30, 2000. The majority of our foreign sales are U.S. Dollar denominated.

     We enter into hedging transactions from time to time in an attempt to minimize our exposure to currency rate fluctuations. Although none of the countries in which we conduct significant foreign operations have had a highly inflationary economy in the last five years, there is no assurance that inflation rates or fluctuations in foreign currency rates in countries where we conduct operations will not adversely affect our operating results in the future.

     GROSS PROFIT

     Our gross profit was $70.9 million in the three months ended September 30, 2001, and $106.7 million in the three months ended September 30, 2000. Our gross profit was $140.3 million in the six months ended September 30, 2001 and $202.5 million in the six months ended September 30, 2000. Gross profit as a percent of sales was 50.0% in the three months ended September 30, 2001, and 54.9% in the three months ended September 30, 2000. Gross profit as a percent of sales was 50.0% in the six months ended September 30, 2001, and 54.4% in the six months ended September 30, 2000. The most significant factors affecting gross profit percentage in the periods covered by this report were:

     * reduced levels of manufacturing capacity utilization in the June 2001 and September 2001 quarters
     * continued cost reductions in wafer fabrication and assembly and test manufacturing in all periods covered by this report
     * the ability to maintain average selling prices for our microcontroller products where moderate pricing pressures have been offset by new product introductions with more features and higher selling prices
     * declines in Serial EEPROM memory product pricing in the June 2001 and September 2001 quarters
     * fluctuations in the product mix of proprietary microcontroller and analog products and related commodity memory products as illustrated in the chart in Net Sales on page 10, and
     * cost reductions associated with one-week plant shutdowns in April 2001 and July 2001.

     As of March 31, 2001, we had reduced cumulative wafer capacity at our wafer fabs by approximately 24% in response to business conditions that resulted in decreased product demand. During the June and September 2001 quarters our wafer fabs operated at approximately 70% of their capacity due to the capacity reductions implemented in the March 2001 quarter and the one-week plant shutdowns in April 2001 and July 2001. We believe that these capacity reductions have aligned our capacity with our current assessment of demand. Beginning with the March 2001 quarter, our overall gross margins have been negatively impacted by these actions due to the relatively high fixed costs inherent in our wafer fabrication manufacturing, which continue even at lower capacity levels.

     The start-up date of our Puyallup, Washington semiconductor manufacturing complex has been delayed until December 2002, subject to business conditions and capacity requirements. We currently intend to maintain the Puyallup facility at a minimum cost basis until it is required for capacity expansion.

     We continue to transition products to our 0.7-micron and 0.5-micron process technologies to reduce future manufacturing costs. In the three and six months ended September 30, 2001, approximately 80% of our production was on 8-inch wafers. In fiscal 2001, products produced on 8-inch wafers increased from approximately 55% at the beginning of fiscal 2001 to approximately 80% at the end of fiscal 2001. We anticipate that gross margins will fluctuate over time, driven primarily by the product mix of microcontroller products and related memory products, manufacturing yields, fixed cost absorption, wafer fab loading levels and competitive and economic conditions.

     THE FOREGOING STATEMENTS RELATING TO OUR BELIEF THAT OUR CAPACITY REDUCTION ACTIONS HAVE ALIGNED CAPACITY WITH OUR CURRENT ASSESSMENT OF DEMAND, THE ANTICIPATED START-UP DATE OF THE PUYALLUP FACILITY, THE TRANSITION TO HIGHER YIELDING MANUFACTURING PROCESSES TO REDUCE FUTURE OPERATING COSTS AND THE FLUCTUATION OF GROSS MARGINS OVER TIME ARE FORWARD-LOOKING STATEMENTS. ACTUAL RESULTS COULD DIFFER MATERIALLY BECAUSE OF THE FOLLOWING FACTORS, AMONG OTHERS:
FLUCTUATIONS IN PRODUCTION YIELDS, PRODUCTION EFFICIENCIES AND OVERALL CAPACITY UTILIZATION; ABSORPTION OF FIXED COSTS, LABOR AND OTHER DIRECT MANUFACTURING COSTS; DEMAND FOR OUR PRODUCTS; COMPETITION AND COMPETITIVE PRESSURE ON PRICING; POSSIBLE DISRUPTION IN COMMERCIAL ACTIVITIES OCCASIONED BY TERRORIST ACTIVITY AND ARMED CONFLICT, SUCH AS CHANGES IN LOGISTICS AND SECURITY ARRANGEMENTS, AND REDUCED END-USER PURCHASES RELATIVE TO EXPECTATIONS; IMPACT OF EVENTS OUTSIDE THE UNITED STATES, SUCH AS THE BUSINESS IMPACT OF FLUCTUATING CURRENCY RATES OR UNREST OR POLITICAL INSTABILITY; THE ABILITY TO INCREASE MANUFACTURING CAPACITY AS NEEDED; COST AND AVAILABILITY OF RAW MATERIALS; CHANGES IN PRODUCT MIX; AND OTHER INDUSTRY AND ECONOMIC CONDITIONS.

     Currently, approximately half of our assembly operations are performed by third-party contractors located throughout Asia. The balance of our assembly operations is performed at our Thailand facility. As of September 30, 2001, approximately 48% of our assembly requirements were being performed in our Thailand facility, as compared to approximately 32% as of September 30, 2000. Substantially all of our test requirements were being performed in our Thailand facility as of September 30, 2001, as compared to approximately 82% as of September 30, 2000. We believe that the assembly and test operations performed at our Thailand facility provide us with significant cost savings when compared to third-party contractor assembly and test costs, as well as increased control of these portions of the manufacturing process.

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

     Our reliance on foreign operations, maintenance of substantially all of our finished goods in inventory at foreign locations, and significant foreign sales exposes us to foreign political and economic risks, including:

     *    political, social and economic instability
     *    trade restrictions and changes in tariffs
     *    import and export license requirements and restrictions
     *    difficulties in staffing and managing international operations
     *    disruptions in international transport or delivery
     *    fluctuations in currency exchange rates
     *    difficulties in collecting receivables
     *    economic slowdown in the worldwide markets served by us, and
     *    potentially adverse tax consequences.

     To date, we have not experienced any significant interruptions in our foreign business operations. If any of these risks materialize, our sales could decrease and our operations performance could suffer.

     RESEARCH AND DEVELOPMENT

     Research and development expenses for the three months ended September 30, 2001 were $20.2 million, or 14.2% of sales, compared to $19.5 million, or 10.0% of sales for the three months ended September 30, 2000. Research and development expenses for the six months ended September 30, 2001 were $39.7 million, or 14.2% of sales, compared to $36.9 million, or 9.9% of sales for the six months ended September 30, 2000. We are committed to investing in new and enhanced products, including development systems software, and in our design and manufacturing process technologies. We believe these investments are significant factors in maintaining our competitive position. We expense all research and development costs as incurred. Research and development expenses include expenditures for labor, masks, prototype wafers, and expenses for the development of process technologies, new packages, and software to support new products and design environments.

     Research and development expenses increased $0.7 million, or 3.4% for the three months ended September 30, 2001 over the same period last year. Research and development expenses increased $2.8 million, or 7.5% for the six months ended September 30, 2001 over the same period last year. Research and development expenses increased $0.7 million, or 3.2% for the three months ended September 30, 2001 over the three months ended June 30, 2001. The primary reason for the dollar increase in research and development costs in each of these periods was the increased labor costs associated with expanding our technical resources.

     SELLING, GENERAL AND ADMINISTRATIVE

     Selling, general and administrative expenses for the three months ended September 30, 2001 were $20.2 million, or 14.2% of sales, compared to $27.2 million, or 14.0% of sales for the three months ended September 30, 2000. Selling, general and administrative expenses for the six months ended September 30, 2001 were $41.6 million, or 14.8% of sales, compared to $53.3 million, or 14.3% of sales in the six months ended September 30, 2000. Selling, general and administrative expenses include salary expenses related to field sales, marketing and administrative personnel, advertising and promotional expenditures, and legal expenses. Selling, general and administrative expenses also include costs related to direct sales force and field applications engineers who work in sales offices worldwide to stimulate demand by assisting customers in the use and proper selection of our products. Selling, general and administrative expenses fluctuate over time, primarily due to revenue and operating expense investment levels.

     Selling, general and administrative expenses decreased $1.3 million, or 6.0% for the three months ended September 30, 2001 over the June 30, 2001 quarter. The primary reason for the dollar decrease in selling, general, and administrative costs in the September 2001 quarter as compared to the June 2001 quarter relate to reductions in travel and sales meeting expenses. Selling, general and administrative expenses decreased $7.1 million, or 26.0% for the three months ended September 30, 2001 over the same period last year. Selling, general and administrative expenses decreased $11.7 million, or 21.9%, for the six months ended September 30, 2001 over the same period last year. The primary reason for the dollar decreases in selling, general and administrative costs in these periods relate to reductions in bonuses and recruitment costs and one-week plant shutdowns in April 2001 and July 2001.

     OTHER INCOME (EXPENSE)

     Interest income in the three months ended September 30, 2001 decreased from the corresponding period of the previous fiscal year as a result of lower invested cash balances due primarily to the significant levels of capital expenditures incurred. Additionally, the interest rates applicable to our invested cash balances were significantly lower during the three months ended September 30, 2001, as compared to the rates applying during the corresponding period of the previous fiscal year. Although we will have higher invested cash balances in the third quarter of fiscal 2002, we expect interest income to remain relatively flat because the interest rates applying to these cash balances will be lower.

     THE FOREGOING STATEMENT REGARDING OUR ANTICIPATED INTEREST INCOME IN THE THIRD QUARTER OF FISCAL 2002 IS A FORWARD-LOOKING STATEMENT. ACTUAL RESULTS COULD DIFFER MATERIALLY BECAUSE OF THE FOLLOWING FACTORS, AMONG OTHERS: ACTUAL LEVELS OF CASH INVESTED; INTEREST RATE FLUCTUATIONS; REVENUE LEVELS; RESULTS OF OPERATIONS; AND GENERAL ECONOMIC CONDITIONS.

     PROVISION FOR INCOME TAXES

     Provisions for income taxes reflect tax on foreign earnings and federal and state tax on U.S. earnings. We had an effective tax rate of 27.0% for the six months ended September 30, 2001, and 27.1% for the six months ended September 30, 2000. We believe that our tax rate for the foreseeable future will be approximately 27.0% due primarily to lower tax rates at our foreign locations.

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

     We currently conduct 97.7% of our business in Europe in U.S. Dollars and 0.4% of our business in Europe in Pounds Sterling. The balance of our net sales in Europe is conducted in currencies which will eventually be replaced by the Euro. We will monitor the potential commercial impact of converting a portion of our current business to the Euro, but we do not currently anticipate any material impact to our business or operations based on this transition.

     THE FOREGOING STATEMENTS REGARDING THE ANTICIPATED IMPACT OF THE TRANSITION TO THE EURO CURRENCY ARE FORWARD-LOOKING STATEMENTS. ACTUAL RESULTS COULD DIFFER MATERIALLY BECAUSE OF THE FOLLOWING FACTORS, AMONG OTHERS: LEVELS OF SALES IN EUROPE THAT MAY BE CONDUCTED IN THE EURO CURRENCY; AND FLUCTUATIONS IN CURRENCY EXCHANGE RATES.

     LIQUIDITY AND CAPITAL RESOURCES

     We had $171.1 million in cash and cash equivalents at September 30, 2001, an increase of $41.2 million from the March 31, 2001 balance. The increase in cash and cash equivalents over this time period is primarily attributable to cash generated from operating activities. We maintain an unsecured revolving credit facility with a syndicate of banks totaling $100.0 million. We can elect to increase the facility to $150.0 million, subject to certain conditions set forth in the credit agreement. This facility has a termination date of May 31, 2003. There were no borrowings against this line of credit as of September 30, 2001. We are required to achieve certain financial ratios and operating results to maintain this line of credit and were in compliance with these requirements at September 30, 2001.

     We also maintain an unsecured short-term line of credit for up to $24.6 million with various financial institutions in Asia. There were no borrowings under the foreign line of credit as of September 30, 2001, but an allocation of $911,000 of the available line was made, relating to import guarantees associated with our business in Thailand. There are no covenants related to the foreign line of credit.

     At September 30, 2001, an aggregate of $123.7 million of our credit facilities was available, subject to financial covenants and ratios with which we were in compliance. Our ability to fully utilize our credit facilities is dependent on our remaining in compliance with such covenants and ratios.

     During the six months ended September 30, 2001, we generated $54.2 million of cash from operating activities, a decrease of $125.1 million from the six months ended September 30, 2000. The decrease in cash flow from operations was primarily due to decreased profitability and the impact of changes in accounts payable and accrued liabilities, depreciation and other assets and liabilities.

     Our level of capital expenditures varies from time to time as a result of actual and anticipated business conditions. Capital expenditures in the six months ended September 30, 2001 were $30.9 million, as compared to $261.5 million for the six months ended September 30, 2000. The primary reason for the dollar decrease in capital expenditures from the prior year was the reduction in the level of capacity expansion activities in response to reduced demand. Capital expenditures in the six months ended September 30, 2001 were primarily for the addition of research and development equipment. We currently intend to spend approximately $80.0 million during the next 12 months to invest in equipment to maintain, and selectively increase, capacity to meet our currently anticipated needs.

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

     Net cash provided by financing activities was $16.9 million for the six months ended September 30, 2001, as compared to $19.8 million for the six months ended September 30, 2000. Repayments on lines of credit were $9.0 million for the six months ended September 30, 2000. Proceeds from the sale of stock and put options were $16.9 million in the six months ended September 30, 2001 and $28.8 million in the six months ended September 30, 2000.

     We had a net shares settled forward contract outstanding as of September 30, 2001. In connection with this contract we made a net delivery of 381,763 shares of our common stock during the six months ended September 30, 2001, and received 184,893 shares of our common stock during the six months ended September 30, 2000. The net shares settled forward contract could obligate us to make a delivery of common stock in the future if the price of our common stock is below the strike price of the contract. The final settlement date of the net shares settled forward contract is May 2002.

     We believe that our existing sources of liquidity combined with cash generated from operations will be sufficient to meet our currently anticipated cash requirements for at least the next 12 months. However, the semiconductor industry is capital intensive. In order to remain competitive, we must constantly evaluate the need to make significant investments in capital equipment for both production and research and development. We may seek additional equity or debt financing during the next 12 months for the capital expenditures required to maintain or expand our wafer fabrication and product assembly and test facilities, or other purposes. The timing and amount of any such capital requirements will depend on a number of factors, including demand for our products, changes in industry conditions, product mix, and competitive factors. There can be no assurance that such financing will be available on acceptable terms, and any additional equity financing could result in incremental dilution to existing investors.

     ADDITIONAL FACTORS THAT MAY AFFECT RESULTS OF OPERATIONS

     When evaluating Microchip and its business, you should give careful consideration to the factors listed below, in addition to the information provided elsewhere in this Form 10-Q and in other documents that we file with the Securities and Exchange Commission.

     OUR QUARTERLY OPERATING RESULTS MAY FLUCTUATE DUE TO FACTORS THAT COULD REDUCE OUR NET SALES AND PROFITABILITY.

     Our quarterly operating results are affected by a wide variety of factors that could reduce our net sales and profitability, many of which are beyond our control. Some of the factors that may affect our operating results include:

     *    demand for our products in the distribution and OEM channels
     * the level of orders that are received and can be shipped in a quarter (turns orders)
     *    market acceptance both of our products and our customers' products
     *    customer order patterns and seasonality
     * possible disruption in commercial activities occasioned by terrorist activity and armed conflict, such as changes in logistics and security arrangements, and reduced end-user purchases relative to expectations
     * impact of events outside the United States, such as the business impact of fluctuating currency rates or unrest or political instability
     *    disruption in the supply of wafers or assembly services
     * availability of manufacturing capacity and fluctuations in manufacturing yields
     * the availability and cost of raw materials, equipment and other supplies
     * economic, political and other conditions in the worldwide markets served by us.

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

     INTENSE COMPETITION IN OUR MARKETS MAY LEAD TO REDUCED SALES OF OUR PRODUCTS AND REDUCED MARKET SHARE.

     The semiconductor industry is intensely competitive and has been characterized by price erosion and rapid technological change. We compete with major domestic and international semiconductor companies, many of which have greater market recognition and substantially greater financial, technical, marketing, distribution and other resources than we have with which to pursue engineering, manufacturing, marketing and distribution of their products. Emerging companies are also increasing their participation in the market for embedded control applications. In addition, our ability to compete successfully depends on a number of factors both within and outside our control, including:

     * the quality, performance, reliability, features, ease of use, pricing and diversity of our products
     * the quality of our customer services and our ability to address the needs of our customers
     * our success in designing and manufacturing new products including those implementing new technologies
     *    manufacturing capacity utilization and manufacturing yields
     *    hiring and retention of qualified engineering and management personnel
     * adequate supplies of raw materials and other supplies at acceptable prices
     * the rate at which customers incorporate our products into their own products
     *    product introductions by our competitors
     *    the number, nature and success of our competitors in a given market
     *    general market and economic conditions, and
     * protection of our products and processes by effective utilization of intellectual property laws.

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

     Our success also depends upon our ability to develop and implement new design and process technologies. Semiconductor design and process technologies are subject to rapid technological change and require significant research and development expenditures. Companies in the industry have experienced difficulties in effecting transitions to advanced process technologies and, consequently, have suffered reduced manufacturing yields or delays in product deliveries. Our future operating results could be reduced if our transition to advanced process technologies is substantially delayed or inefficiently implemented.

     WE ARE DEPENDENT ON SEVERAL THIRD-PARTY CONTRACTORS IN ASIA TO PERFORM KEY MANUFACTURING FUNCTIONS FOR US.

     We depend on several third-party contractors located throughout Asia for a portion of the assembly and testing of our products and for a portion of the wafer fabrication of our analog products. Although we seek to reduce our dependence on these third-party contractors, disruption or termination of any of these sources could harm our business and operating results. Our reliance on third parties involves some reduction in our level of control over the portions of our business that we subcontract. Our future operating results could suffer if any third-party contractor were to experience financial, operations or production difficulties, or if they were unable to maintain manufacturing yields, assembly and test yields and costs at approximately their current levels.

     WE MAY LOSE SALES IF OUR SUPPLIERS OF RAW MATERIALS AND EQUIPMENT FAIL TO MEET OUR NEEDS.

     Our semiconductor manufacturing operations require raw materials and equipment that must meet exacting standards. We generally have more than one source for these supplies, but there are only a limited number of suppliers capable of delivering various raw materials and equipment that meet our standards. In addition, the raw materials and equipment necessary for our business could become more difficult to obtain as worldwide demand for semiconductor products increases. We have experienced supply shortages from time to time in the past, and on occasion our suppliers have told us they need more time than expected to fill our orders. An interruption of any raw materials or equipment sources could harm our business.

     WE ARE HIGHLY DEPENDENT ON FOREIGN SALES AND OPERATIONS, WHICH EXPOSES US TO FOREIGN POLITICAL AND ECONOMIC RISKS.

     Sales to foreign customers account for a substantial portion of our net sales. During the quarter ended September 30, 2001, and for the fiscal year ended March 31, 2001, approximately 68% of our net sales were made to foreign customers. We purchase a substantial portion of our raw materials and equipment from foreign suppliers. In addition, we own assembly and test facilities located near Bangkok, Thailand. We also use various third-party contractors located throughout Asia for a portion of our assembly and test requirements and a portion of our analog product wafer fabrication requirements.

     POTENTIAL INTELLECTUAL PROPERTY CLAIMS AND LITIGATION COULD SUBJECT US TO SIGNIFICANT LIABILITY FOR DAMAGES AND COULD INVALIDATE OUR PROPRIETARY RIGHTS.

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

     As is typical in the semiconductor industry, we and our customers have from time to time received, and may in the future receive, communications from third parties asserting patents or other intellectual property rights on certain of our products and technologies. In the event a third party were to make a valid intellectual property claim and a license or other agreement was not available on commercially reasonable terms, our operating results could be harmed. Litigation, which could result in substantial cost to us and a diversion of our resources, may also be necessary to enforce our patents or other intellectual property rights or to defend us against claimed infringement of the rights of others. An unfavorable outcome in any such suit could harm our business, financial condition or results of operations.

     OUR MANUFACTURING FACILITIES MAY BE SUBJECT TO DISRUPTION FOR REASONS BEYOND OUR CONTROL.

     Operations at any of our primary manufacturing facilities, or at any of our wafer fabrication or test and assembly subcontractors, may be disrupted for reasons beyond our control, including work stoppages, fire, earthquake, floods, or other natural disasters. If operations at any of our facilities or by any of our subcontractors are interrupted, we may not be able to shift production to other facilities on a timely basis. If this occurs, we may experience delays in shipments of products to our customers and alternate sources for production may be unavailable on acceptable terms. This could result in the cancellation of orders or loss of customers.

     WE ARE SUBJECT TO STRINGENT ENVIRONMENTAL REGULATION, WHICH MAY FORCE US TO INCUR SIGNIFICANT EXPENSES.

     We must comply with many different federal, state and local governmental regulations related to the use, storage, discharge and disposal of toxic, volatile or otherwise hazardous chemicals used in our manufacturing processes. Although we believe that our activities conform to presently applicable environmental regulations, our failure to comply with present or future regulations could result in the imposition of fines, suspension of production or a cessation of operations. Any such regulation could require us to acquire costly equipment or to incur other significant expenses to comply with environmental regulations. Any failure by us to control the use of or adequately restrict the discharge of hazardous substances could subject us to future liabilities. Environmental problems may occur that could subject us to future costs or liabilities.

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

     RECENT ACCOUNTING PRONOUNCEMENTS

     SFAS 144

     The Financial Accounting Standards Board, or FASB, recently issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," that is applicable to financial statements issued for fiscal years beginning after December 15, 2001. The FASB's new rules on the asset impairment supersede FASB Statement 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and portions of APB Opinion 30, "Reporting the Results of Operations." SFAS No. 144 provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that must be met to classify an asset as "held-for-sale." Classification as "held-for-sale" is an important distinction since such assets are not depreciated and are stated at the lower of fair value and carrying amount. SFAS No. 144 also requires expected future operating losses from discontinued operations to be displayed in the period(s) in which the losses are incurred, rather than as of the measurement date as presently required. The provisions of SFAS No. 144 are not expected to have an effect on our financial position or operating results.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our investment portfolio, consisting of fixed income securities, was $164.0 million as of September 30, 2001, and $130.1 million as of March 31, 2001. These securities, like all fixed income instruments, are subject to interest rate risk and will decline in value if market interest rates increase. If market rates were to increase immediately and uniformly by 10% from the levels of September 30, 2001 and March 31, 2001, the decline in the fair value of our investment portfolio would not be material. Additionally, we have the ability to hold our fixed income investments until maturity and, therefore, we would not expect to recognize an adverse impact on income or cash flows.

     We have international operations and are thus subject to foreign currency rate fluctuations. To date, our exposure related to exchange rate volatility has not been significant. If the foreign currency rates fluctuate by 15% from the rates at September 30, 2001 and March 31, 2001, the effect on our financial position and results of operations would not be material.

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

                           PART II. OTHER INFORMATION


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

(a)  We held our Annual Meeting of Stockholders on August 17, 2001.

(b) Steve Sanghi, Albert J. Hugo-Martinez, L.B. Day, Matthew W. Chapman and Wade F. Meyercord were elected as Directors at the Annual Meeting.

(c) The results of the vote on the matters voted upon at the Annual Meeting were as follows:

     (i)   ELECTION OF DIRECTORS:

                   DIRECTOR                     FOR             WITHHELD/ABSTAIN
                   --------                     ---             ----------------
           Steve Sanghi                      99,873,318            19,182,316
           Albert J. Hugo-Martinez          118,901,038             154,596
           L.B. Day                         118,904,059             151,575
           Matthew W. Chapman               118,915,451             140,183
           Wade F. Meyercord                118,906,147             149,487

     (ii)  APPROVAL OF THE 2001 MICROCHIP EMPLOYEE STOCK PURCHASE PLAN:

               FOR          AGAINST       WITHHELD/ABSTAIN      BROKER NON VOTES
               ---          -------       ----------------      ----------------
           117,042,422     1,933,246           79,966                 -0-

     (iii) RATIFICATION OF APPOINTMENT OF ERNST & YOUNG LLP AS THE COMPANY'S INDEPENDENT AUDITORS FOR THE FISCAL YEAR ENDING MARCH 31, 2002:

               FOR          AGAINST       WITHHELD/ABSTAIN      BROKER NON VOTES
               ---          -------       ----------------      ----------------
           118,500,589      485,805            69,240                 -0-

     The foregoing matters are described in more detail in our definitive proxy statement dated July 9, 2001 relating to the Annual Meeting.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibit 10.1

     2001 Microchip Employee Stock Purchase Plan.

(b)  Reports on Form 8-K.

     None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 MICROCHIP TECHNOLOGY INCORPORATED


Date: NOVEMBER 7, 2001            By: /s/ GORDON W. PARNELL
      ----------------                ------------------------------------------
                                     Gordon W. Parnell
                                     Vice President and Chief Financial Officer
                                     (Duly Authorized Officer, and
                                     Principal Financial and Accounting Officer)