Form 10-Q
period 2001-12-31
MICROCHIP TECHNOLOGY INC
filed 2002-02-12
CIK 827054

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2001.

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

Yes [X]   No [ ]

Number of shares of common stock, $.001 Par Value, outstanding as of FEBRUARY 1, 2002: 132,991,677 shares.

================================================================================

               MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES

                                      INDEX

                                                                            Page
                                                                            ----
PART I. FINANCIAL INFORMATION.

     Item 1. Financial Statements (Unaudited)

          Condensed Consolidated Balance Sheets -
            December 31, 2001 and March 31, 2001..........................     3

          Condensed Consolidated Statements of Income -
            Three and Nine Months Ended December 31, 2001
            and December 31, 2000.........................................     4

          Condensed Consolidated Statements of Cash Flows -
            Nine Months Ended December 31, 2001 and
            December 31, 2000.............................................     5

          Notes to Condensed Consolidated Financial Statements -
            December 31, 2001.............................................     6

     Item 2. Management's Discussion and Analysis of
             Financial Condition and Results of Operations................     9

     Item 3. Quantitative and Qualitative Disclosures about Market Risk...    22

PART II. OTHER INFORMATION.

     Item 6. Exhibits and Reports on Form 8-K.............................    22

SIGNATURES................................................................    23

               MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                       (in thousands except share amounts)

                                     ASSETS
                                                                     December 31,     March 31,
                                                                         2001           2001
                                                                     -----------     ----------
                                                                     (Unaudited)      (Note 1)
Cash and cash equivalents                                             $  245,395     $  129,909
Accounts receivable, net                                                  64,500         76,543
Inventories                                                               92,256         95,699
Prepaid expenses                                                           4,875         19,072
Deferred tax asset                                                        37,164         47,508
Other current assets                                                      34,439          2,828
                                                                      ----------     ----------
   Total current assets                                                  478,629        371,559

Property, plant and equipment, net                                       733,409        780,016
Other assets                                                               8,509          9,774
                                                                      ----------     ----------

   Total assets                                                       $1,220,547     $1,161,349
                                                                      ==========     ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Short-term lines of credit                                            $    2,138     $       --
Accounts payable                                                          31,293         57,652
Accrued liabilities                                                       51,589         72,865
Deferred income on shipments to distributors                              41,179         64,106
                                                                      ----------     ----------
   Total current liabilities                                             126,199        194,623

Pension accrual                                                              758            912
Deferred tax liability                                                    29,725         22,966


Stockholders'  equity:

Preferred stock, $.001 par value; authorized 5,000,000 shares;
  no shares issued or outstanding                                             --             --
Common stock, $.001 par value; authorized 300,000,000 shares;
  issued and outstanding 133,866,075 shares at December 31, 2001;            134            131
  issued and outstanding 130,897,639 shares at March 31, 2001;
Additional paid-in capital                                               470,813        418,277
Retained  earnings                                                       592,918        524,440
                                                                      ----------     ----------
   Total stockholders' equity                                          1,063,865        942,848

   Total liabilities and stockholders' equity                         $1,220,547     $1,161,349
                                                                      ==========     ==========

      See accompanying notes to condensed consolidated financial statements

               MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                    (in thousands except per share amounts)
                                  (Unaudited)

                                                  Three Months Ended            Nine Months Ended
                                                     December 31,                  December 31,
                                               ------------------------      ------------------------
                                                  2001           2000           2001           2000
                                               ---------      ---------      ---------      ---------
Net sales                                      $ 141,857      $ 190,134      $ 422,413      $ 562,364
Cost of sales                                     70,718         88,512        210,999        258,214
                                               ---------      ---------      ---------      ---------
  Gross profit                                    71,139        101,622        211,414        304,150

Operating expenses:
  Research and development                        21,409         21,143         61,111         58,091
  Selling, general and administrative             19,869         26,220         61,477         79,482
                                               ---------      ---------      ---------      ---------
                                                  41,278         47,363        122,588        137,573

Operating income                                  29,861         54,259         88,826        166,577

Other income (expense):
  Gain on sale of investment                          --             --             --          1,427
  Net loss in equity investment                       --           (213)            --           (626)
  Interest income                                  1,187          3,306          3,733         11,108
  Interest expense                                  (111)          (166)          (443)          (481)
  Other, net                                          86          1,117            449          1,452
                                               ---------      ---------      ---------      ---------

Income  before income  taxes                      31,023         58,303         92,565        179,457

Income taxes                                       7,446         16,056         24,067         48,843
                                               ---------      ---------      ---------      ---------

Net income                                     $  23,577      $  42,247      $  68,498      $ 130,614
                                               =========      =========      =========      =========

Basic net income per share                     $    0.18      $    0.33      $    0.52      $    1.02
                                               =========      =========      =========      =========

Diluted net income per share                   $    0.17      $    0.31      $    0.49      $    0.96
                                               =========      =========      =========      =========

Weighted average common shares outstanding       133,515        129,364        132,587        128,052
                                               =========      =========      =========      =========
Weighted average common and potential
  common shares outstanding                      139,873        136,551        138,749        136,265
                                               =========      =========      =========      =========

      See accompanying notes to condensed consolidated financial statements

               MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (in thousands)
                                   (Unaudited)

                                                          Nine Months Ended
                                                             December 31,
                                                       ------------------------
                                                          2001           2000
                                                       ---------      ---------
Cash flows from operating activities:
Net income                                             $  68,498      $ 130,614
Adjustments to reconcile net income to
  net cash provided by operating activities:
    Provision for doubtful accounts                           43            885
    Provision for inventory valuation                      4,735          6,265
    Provision for pension accrual                             87            135
    Gain on sale of fixed assets                            (240)          (931)
    Gain on sale of investment                                --         (1,427)
    Net loss in equity investment                             --            626
    Depreciation and amortization                         82,075         75,185
    Amortization of purchased technology                     513          2,041
    Deferred income taxes                                 17,103         (4,482)
    Tax benefit from exercise of stock options            15,488         14,392
    (Increase) decrease in accounts receivable            12,000         (2,225)
    Increase in inventories                               (1,292)       (25,289)
    Increase (decrease) in accounts payable and
      accrued liabilities                                (47,655)        80,080
    Change in other assets and liabilities               (39,830)         6,911
                                                       ---------      ---------
Net cash provided by operating activities                111,525        282,780
                                                       ---------      ---------
Cash flows from investing activities:
Capital expenditures                                     (36,257)      (405,927)
Acquisition of common stock of MEAD Microelectronics,
  net of cash acquired                                        --         (1,330)
Proceeds from sale of assets                               1,029          1,778
                                                       ---------      ---------
Net cash used in investing activities                    (35,228)      (405,479)
                                                       ---------      ---------
Cash flows from financing activities:
Proceeds from (repayment on) lines of credit               2,138         (9,000)
Proceeds from sale of stock and put options               37,051         31,019
                                                       ---------      ---------
Net cash provided by financing activities                 39,189         22,019
                                                       ---------      ---------

Net increase (decrease) in cash and cash equivalents     115,486       (100,680)

Cash and cash equivalents at beginning of period         129,909        294,407
                                                       ---------      ---------

Cash and cash equivalents at end of period             $ 245,395      $ 193,727
                                                       =========      =========
Supplemental disclosure of non-cash financing and
  investing activities:
Net share settlement delivery of shares                $  10,117      $  12,848
Net share settlement receipt of shares                 $      --      $   6,610

      See accompanying notes to condensed consolidated financial statements

               MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001
                                   (UNAUDITED)

(1)  BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements include the accounts of Microchip Technology Incorporated and its wholly-owned subsidiaries (the "Company"). All intercompany balances and transactions have been eliminated in consolidation.

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments of a normal recurring nature which are necessary for a fair presentation have been included. Certain information and footnote disclosures normally included in audited consolidated financial statements have been condensed or omitted pursuant to such Securities and Exchange Commission rules and regulations. It is suggested that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 2001. The results of operations for the three and nine months ended December 31, 2001 are not necessarily indicative of the results that may be expected for the year ended March 31, 2002.

     On January 16, 2001, we merged with TelCom Semiconductor, Inc. The merger has been accounted for as a pooling of interests. Accordingly, the condensed consolidated financial statements have been restated to include the operations of TelCom for all periods presented.

(2)  ACCOUNTS RECEIVABLE

     Accounts receivable consists of the following (amounts in thousands):

                                                     December 31,    March 31,
                                                        2001           2001
                                                      --------       --------
     Trade accounts receivable                        $ 68,386       $ 79,966
     Other                                                 345            768
                                                      --------       --------
                                                        68,731         80,734
     Less allowance for doubtful accounts                4,231          4,191
                                                      --------       --------
                                                      $ 64,500       $ 76,543
                                                      ========       ========

(3)  INVENTORIES

     The components of inventories consist of the following (amounts in thousands):

                                                December 31,         March 31,
                                                    2001               2001
                                                  --------           --------

     Raw materials                                $  6,972           $  9,945
     Work in process                                61,814             51,197
     Finished goods                                 23,470             34,557
                                                  --------           --------
                                                  $ 92,256           $ 95,699
                                                  ========           ========

     Inventory impairment charges establish a new cost basis for inventory and charges are not subsequently reversed to income even if circumstances later suggest that increased carrying amounts are recoverable.

(4)  PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consists of the following (amounts in thousands):

                                                 December 31,     March 31,
                                                    2001            2001
                                                 ----------      ----------

     Land                                        $   23,685      $   23,685
     Building and building improvements             184,876         167,297
     Machinery and equipment                        723,265         688,096
     Projects in process                            207,292         225,172
                                                 ----------      ----------
                                                  1,139,118       1,104,250
     Less accumulated depreciation
     and amortization                               405,709         324,234
                                                 ----------      ----------
                                                 $  733,409      $  780,016
                                                 ==========      ==========

     Certain reclassifications have been made to the March 31, 2001 amounts to properly reflect the portion of the Company's property in Puyallup, Washington that has not been placed in service. This reclassification had no effect on the Company's results of operations.

     Depreciation and amortization expense attributed to property and equipment was $82.1 million and $75.2 million for the nine months ended December 31, 2001 and December 31, 2000, respectively.

(5)  LINES OF CREDIT

     The Company has an unsecured revolving credit facility with a syndicate of banks totaling $100,000,000, bearing interest at LIBOR plus 0.625%. The Company can elect to increase the facility to $150,000,000, subject to certain conditions set forth in the credit agreement. This facility has a termination date of May 31, 2003. The Company had no borrowings against this line of credit as of December 31, 2001. The credit facility requires the Company to achieve certain financial ratios and achieve operating results to maintain the credit facility. The Company's ability to fully utilize this credit facility is dependent on it being in compliance with such covenants and ratios. The Company was in compliance with these covenants as of December 31, 2001.

     The Company has an additional unsecured line of credit with various financial institutions in Asia for up to $24,600,000 (U.S. Dollar equivalent). These borrowings are predominantly denominated in U.S. Dollars, bearing interest at the Singapore Interbank Offering Rate (SIBOR) of 2.45% at December 31, 2001 plus 0.5% (average) and expiring on various dates through September 2002. There were borrowings of $2,137,500 against this line of credit as of December 31, 2001, and an allocation of $894,000 of the available line was made, relating to import guarantees associated with the Company's business in Thailand. There are no covenants relative to the foreign line of credit.

(6)  STOCKHOLDERS' EQUITY

     The Company had outstanding a net shares settled forward contract as of December 31, 2001. In connection with this contract, the Company made a net delivery of 381,763 shares of its common stock during the nine months ended December 31, 2001, and a net delivery of 478,781 shares of its common stock during the nine months ended December 31, 2000. The Company also received $14,083,638 in connection with an early termination covering 1,100,000 of the shares outstanding in the net shares settled forward contract during the quarter ended December 31, 2001. At December 31, 2001, 1,073,737 shares remained outstanding under the contract. The Company closed out the net shares settled forward contact in its entirety on January 15, 2002 by making a cash payment of $27,776,610. The purchased shares are held as treasury shares and are being used to fund stock option exercises and purchases under the Company's employee stock purchase plan.

(7)  NET INCOME PER SHARE

     The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):


                                           Three Months Ended         Nine Months Ended
                                          ---------------------     ---------------------
                                               December 31,              December 31,
                                            2001         2000         2001         2000
                                          --------     --------     --------     --------
     Net income                           $ 23,577     $ 42,247     $ 68,498     $130,614

     Weighted average common
     shares outstanding                    133,515      129,364      132,587      128,052

     Dilutive effect of stock options        6,358        7,187        6,162        8,213
                                          --------     --------     --------     --------
     Weighted average common and
     potential common shares
     outstanding                           139,873      136,551      138,749      136,265
                                          ========     ========     ========     ========

     Basic net income per share           $   0.18     $   0.33     $   0.52     $   1.02
                                          ========     ========     ========     ========

     Diluted net income per share         $   0.17     $   0.31     $   0.49     $   0.96
                                          ========     ========     ========     ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     The following table sets forth certain operational data as a percentage of net sales for the periods indicated:

                                  Three Months Ended      Nine Months Ended
                                     December 31,           December 31,
                                     (Unaudited)             (Unaudited)
                                   2001        2000        2001        2000
                                  ------      ------      ------      ------

     Net sales ..............      100.0%      100.0%      100.0%      100.0%
     Cost of sales ..........       49.9%       46.6%       50.0%       45.9%
                                  ------      ------      ------      ------
     Gross profit ...........       50.1%       53.4%       50.0%       54.1%
     Research and development       15.1%       11.1%       14.5%       10.4%
     Selling, general and
     administrative .........       14.0%       13.8%       14.5%       14.1%
                                  ------      ------      ------      ------
     Operating income .......       21.0%       28.5%       21.0%       29.6%
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

     Our net sales for the quarter ended December 31, 2001 were $141.9 million, approximately equal to the previous quarter's sales of $141.7 million, and a decrease of 25.4% from net sales of $190.1 million in the quarter ended December 31, 2000. Our net sales for the nine months ended December 31, 2001 were $422.4 million, a decrease of 24.9% from our net sales of $562.3 million for the nine months ended December 31, 2000. The decrease in net sales for the three and nine month periods ended December 31, 2001, as compared to the three and nine month periods ended December 31, 2000, is the result of inventory corrections at our customers, slowing demand from end markets and overall semiconductor industry conditions.

     Net sales of our microcontroller products increased approximately 2% in the three months ended December 31, 2001, as compared to the three months ended September 30, 2001. The growth in net sales of our microcontroller products is attributed to our continuing design win performance and the overall positioning of our proprietary product offerings. Net sales of our Serial EEPROM memory products increased approximately 3% in the three months ended December 31, 2001, as compared to the three months ended September 30, 2001 as pricing declines of approximately 4% were offset by growth in unit volumes and changes in product mix. Net sales of our analog and interface products decreased approximately 18% in the three months ended December 31, 2001 as compared to the three months ended September 30, 2001. The decrease in net sales of our analog and interface products can be attributed to decreased demand, primarily in the telecommunications market.

     Sales by product line for the three and nine months ended December 31, 2001 and 2000 were as follows (in thousands):

                                    Three Months Ended                              Nine Months Ended
                                       December 31,                                    December 31,
                                       (Unaudited)                                     (Unaudited)
                       ------------------------------------------      ------------------------------------------
                         2001         %          2000         %          2001         %          2000         %
                       --------     -----      --------     -----      --------     -----      --------     -----
Microcontrollers       $111,428      78.5%     $119,550      62.9%     $328,719      77.8%     $356,242      63.3%

Serial EEPROM
memories               $ 20,681      14.6%     $ 54,725      28.8%     $ 61,888      14.7%     $148,848      26.5%

Analog and
interface products     $  9,748       6.9%     $ 15,589       8.3%     $ 31,806       7.5%     $ 57,274      10.2%
                       --------     -----      --------     -----      --------     -----      --------     -----

Total sales            $141,857     100.0%     $190,134     100.0%     $422,413     100.0%     $562,364     100.0%
                       ========     =====      ========     =====      ========     =====      ========     =====

     Our net sales in any given quarter depend upon a combination of shipments from backlog and orders received in that quarter for shipment in that quarter, which we refer to as turns orders. We measure turns orders at the beginning of a quarter based on the orders needed to meet the revenue target that we set entering the quarter. We have emphasized our ability to respond quickly to customer orders as part of our competitive strategy, resulting in customers placing orders with short delivery schedules. Turns orders directly correlate to product lead times, which are currently between two and four weeks generally, as compared to four to 12 weeks generally a year ago. Shorter lead times have the effect of increasing turns orders as a percentage of our business in any given quarter and reducing our visibility on future product shipments. With current lead times between two and four weeks, customers do not place orders beyond their immediate requirements and therefore, we do not currently have the order visibility we experienced throughout fiscal 2001. The percentage of turns orders in any given quarter is dependent on overall semiconductor industry conditions and product lead times. As such, our percentage of turns orders has fluctuated over the last three fiscal years between 20% and 65%. At January 1, 2002, we required turns orders of approximately 61% in order to achieve our revenue target for the fourth quarter of fiscal 2002. At October 1, 2001, we required turns orders of approximately 51% to achieve our revenue target for the third quarter of fiscal 2002.

     Turns orders are difficult to predict, and we may not experience the combination of turns orders and shipments from backlog in any quarter that would be sufficient to achieve anticipated net sales. If we do not achieve a sufficient level of turns orders in a particular quarter, our net sales and operating results will suffer.

     Historically, average selling prices in the semiconductor industry decrease over the life of any particular product. The overall average selling prices of our microcontroller products have remained relatively constant, while average selling prices of our memory products have declined over time. During the fiscal year ended March 31, 2001, we initially experienced price increases in our Serial EEPROM products, but in the fourth quarter of fiscal 2001 we began experiencing pricing and competitive pressures which resulted in price reductions averaging approximately 10% as compared to the third quarter of fiscal 2001. We experienced significant competitive pressures for our Serial EEPROM products in the first half of fiscal 2002. In the third quarter of fiscal 2002 pricing of Serial EEPROM products declined by approximately 4%, demonstrating that the Serial EEPROM market is stabilizing with easing pricing pressure and growth in unit volume. We expect pricing of our Serial EEPROM products to decline in the fourth quarter of fiscal 2002 by approximately the same percentage as the decline in the third quarter of fiscal 2002.

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

     THE FOREGOING STATEMENTS REGARDING THE LEVEL OF TURNS ORDERS REQUIRED TO MEET OUR REVENUE TARGET FOR THE FOURTH QUARTER OF FISCAL 2002, AVERAGE SELLING PRICES, STABILIZATION OF THE PRICING ENVIRONMENT FOR SERIAL EEPROM PRODUCTS, PRICING DECLINES IN SERIAL EEPROM PRODUCTS IN THE FOURTH QUARTER OF FISCAL 2002, AND PRICING PRESSURES IN CERTAIN MICROCONTROLLER PRODUCT LINES ARE FORWARD-LOOKING STATEMENTS. ACTUAL RESULTS COULD DIFFER MATERIALLY BECAUSE OF THE FOLLOWING FACTORS, AMONG OTHERS: THE LEVEL OF ORDERS THAT ARE RECEIVED AND CAN BE SHIPPED IN A QUARTER; DEMAND FOR OUR PRODUCTS; INVENTORY MIX AND TIMING OF CUSTOMER ORDERS; CUSTOMERS' INVENTORY LEVELS, ORDER PATTERNS AND SEASONALITY; COMPETITION AND COMPETITIVE PRESSURES ON PRICING AND PRODUCT AVAILABILITY; POSSIBLE DISRUPTION IN COMMERCIAL ACTIVITIES OCCASIONED BY TERRORIST ACTIVITY AND ARMED CONFLICT, SUCH AS CHANGES IN LOGISTICS AND SECURITY ARRANGEMENTS, AND REDUCED END-USER PURCHASES RELATIVE TO EXPECTATIONS; IMPACT OF EVENTS OUTSIDE THE UNITED STATES, SUCH AS THE BUSINESS IMPACT OF FLUCTUATING CURRENCY RATES OR UNREST OR POLITICAL INSTABILITY; THE CYCLICAL NATURE OF BOTH THE SEMICONDUCTOR INDUSTRY AND THE MARKETS ADDRESSED BY OUR PRODUCTS; MARKET ACCEPTANCE OF OUR NEW PRODUCTS AND THOSE OF OUR CUSTOMERS; FLUCTUATIONS IN PRODUCTION YIELDS, PRODUCTION EFFICIENCIES AND OVERALL CAPACITY UTILIZATION; CHANGES IN PRODUCT MIX; AND ABSORPTION OF FIXED COSTS, LABOR AND OTHER FIXED MANUFACTURING COSTS.

     Distributors accounted for approximately 60% of our net sales in each of the three month periods ending December 31, 2001 and December 31, 2000. Distributors accounted for approximately 61% of our net sales in the nine months ended September 30, 2001, and approximately 63% of our net sales in the nine months ended December 31, 2000. Our largest distributor accounted for approximately 12% of our total net sales for the three and nine months ended December 31, 2001. Our largest distributor accounted for approximately 13% of our total net sales for the three months ended December 31, 2000, and 14% of our total net sales for the nine months ended December 31, 2000. Generally, we do not have long-term agreements with our distributors and our distributors may terminate their relationships with us with little or no advanced notice. The loss of, or the disruption in the operations of, one or more of our distributors could reduce our future net sales in a given quarter and could result in an increase in inventory returns.

     Sales by geography for the three and nine months ended December 31, 2001 and 2000 were as follows (in thousands):

                              Three Months Ended                             Nine Months Ended
                                 December 31,                                   December 31,
                                 (Unaudited)                                    (Unaudited)
                ------------------------------------------      ------------------------------------------
                  2001         %          2000         %          2001         %          2000         %
                --------     -----      --------     -----      --------     -----      --------     -----
Americas        $ 47,467      33.5%     $ 65,168      34.3%     $143,937      34.1%     $185,530      33.0%
Europe            43,188      30.4%       55,092      29.0%      132,799      31.4%      163,843      29.1%
Asia              51,202      36.1%       69,874      36.7%      145,677      34.5%      212,991      37.9%
                --------     -----      --------     -----      --------     -----      --------     -----

Total Sales     $141,857     100.0%     $190,134     100.0%     $422,413     100.0%     $562,364     100.0%
                ========     =====      ========     =====      ========     =====      ========     =====

     Our sales to foreign customers have been predominately in Asia and Europe, which we attribute to the manufacturing strength in those areas for automotive, communications, computing, consumer and industrial control products. Americas sales include sales to customers in the United States, Canada, Central America and South America. Sales to foreign customers accounted for approximately 69% of our net sales in the three months ended December 31, 2001 and approximately 66% of our net sales in the three months ended December 31, 2000. Sales to foreign customers accounted for approximately 69% of our net sales in the nine month periods ending December 31, 2001, and approximately 68% of our net sales in the nine months ended December 31, 2000. The majority of our foreign sales are U.S. Dollar denominated.

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

     GROSS PROFIT

     Our gross profit was $71.1 million in the three months ended December 31, 2001, and $101.6 million in the three months ended December 31, 2000. Our gross profit was $211.4 million in the nine months ended December 31, 2001 and $304.2 million in the nine months ended December 31, 2000. Gross profit as a percent of sales was 50.1% in the three months ended December 31, 2001, and 53.4% in the three months ended December 31, 2000. Gross profit as a percent of sales was 50.0% in the nine months ended December 31, 2001, and 54.1% in the nine months ended December 31, 2000.

     The most significant factors affecting gross profit percentage in the periods covered by this report were:

     * reduced levels of manufacturing capacity utilization in the first three quarters of fiscal 2002
     * continued cost reductions in wafer fabrication and assembly and test manufacturing in all periods covered by this report
     * the ability to maintain average selling prices for our microcontroller products where moderate pricing pressures have been offset by new product introductions with more features and higher selling prices
     * significant competitive pricing pressures in Serial EEPROM memory products in the first half of fiscal 2002 returning to a more normal pricing environment in the December 2001 quarter
     * fluctuations in the product mix of proprietary microcontroller and analog products and related commodity memory products as illustrated in the chart in Net Sales on page 10, and
     * cost reductions associated with one-week plant shutdowns in each of the first three quarters of fiscal 2002.

     As of March 31, 2001, we had reduced cumulative wafer capacity at our wafer fabs by approximately 24% in response to business conditions that resulted in decreased product demand. During the first three quarters of fiscal 2002 our wafer fabs operated at approximately 70% of their capacity due to the capacity reductions implemented in the March 2001 quarter and a one-week plant shutdown in each of the first three quarters of fiscal 2002. Overall inventory levels have declined from $95.7 million as of March 31, 2001 to $92.2 million as of December 31, 2001, confirming that capacity has been reduced to a level more aligned with market demand for the nine month period ended December 31, 2001. Beginning with the March 2001 quarter, our overall gross margins have been negatively impacted by these actions due to the relatively high fixed costs inherent in our wafer fabrication manufacturing, which continue even at lower capacity levels.

     The start-up date of our Puyallup, Washington semiconductor manufacturing complex has been delayed until October 2003, subject to business conditions and capacity requirements. We will need to begin facilitization work at the site approximately 12 months prior to the expected start-up date. We currently intend to maintain the Puyallup facility at a minimum cost basis until it is required for capacity expansion.

     We continue to transition products to our 0.7-micron and 0.5-micron process technologies to reduce future manufacturing costs. In the three and nine months ended December 31, 2001, approximately 80% of our production was on 8-inch wafers. In fiscal 2001, products produced on 8-inch wafers increased from approximately 55% at the beginning of fiscal 2001 to approximately 80% at the end of fiscal 2001. We anticipate that gross margins will fluctuate over time, driven primarily by the product mix of microcontroller products and related memory products, manufacturing yields, fixed cost absorption, wafer fab loading levels and competitive and economic conditions.

     THE FOREGOING STATEMENTS RELATING TO OUR BELIEF THAT OUR CAPACITY REDUCTION ACTIONS HAVE ALIGNED CAPACITY WITH MARKET DEMAND, THE ANTICIPATED START-UP DATE OF THE PUYALLUP FACILITY AND THE LEAD TIME NECESSARY TO FACILITATE THE PUYALLUP FACILITY, OUR INTENTION TO OPERATE THE PUYALLUP FACILITY AT A MINIMUM COST BASIS, THE TRANSITION TO HIGHER YIELDING MANUFACTURING PROCESSES TO REDUCE FUTURE OPERATING COSTS AND THE FLUCTUATION OF GROSS MARGINS OVER TIME ARE FORWARD-LOOKING STATEMENTS. ACTUAL RESULTS COULD DIFFER MATERIALLY BECAUSE OF THE FOLLOWING FACTORS, AMONG OTHERS: DEMAND FOR OUR PRODUCTS; FLUCTUATIONS IN PRODUCTION YIELDS, PRODUCTION EFFICIENCIES AND OVERALL CAPACITY UTILIZATION; ABSORPTION OF FIXED COSTS, LABOR AND OTHER DIRECT MANUFACTURING COSTS; COMPETITION AND COMPETITIVE PRESSURE ON PRICING; POSSIBLE DISRUPTION IN COMMERCIAL ACTIVITIES OCCASIONED BY TERRORIST ACTIVITY AND ARMED CONFLICT, SUCH AS CHANGES IN LOGISTICS AND SECURITY ARRANGEMENTS, AND REDUCED END-USER PURCHASES RELATIVE TO EXPECTATIONS; IMPACT OF EVENTS OUTSIDE THE UNITED STATES, SUCH AS THE BUSINESS IMPACT OF FLUCTUATING CURRENCY RATES OR UNREST OR POLITICAL INSTABILITY; THE ABILITY TO INCREASE MANUFACTURING CAPACITY AS NEEDED; COST AND AVAILABILITY OF RAW MATERIALS; CHANGES IN PRODUCT MIX; AND OTHER INDUSTRY AND ECONOMIC CONDITIONS.

     Currently, approximately half of our assembly operations are performed by third-party contractors located throughout Asia. The balance of our assembly operations is performed at our Thailand facility. As of December 31, 2001, approximately 50% of our assembly requirements were being performed in our Thailand facility, as compared to approximately 33% as of December 31, 2000. Substantially all of our test requirements were being performed in our Thailand facility as of December 31, 2001, as compared to approximately 81% as of December 31, 2000. We believe that the assembly and test operations performed at our Thailand facility provide us with significant cost savings when compared to third-party contractor assembly and test costs, as well as increased control of these portions of the manufacturing process.

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

     RESEARCH AND DEVELOPMENT

     Research and development expenses for the three months ended December 31, 2001 were $21.4 million, or 15.1% of sales, compared to $21.1 million, or 11.1% of sales for the three months ended December 31, 2000. Research and development expenses for the nine months ended December 31, 2001 were $61.1 million, or 14.5% of sales, compared to $58.1 million, or 10.4% of sales for the nine months ended December 31, 2000. We are committed to investing in new and enhanced products, including development systems software, and in our design and manufacturing process technologies. We believe these investments are significant factors in maintaining our competitive position. We expense all research and development costs as incurred. Research and development expenses include expenditures for labor, masks, prototype wafers, and expenses for the development of process technologies, new packages, and software to support new products and design environments.

     Research and development expenses increased $0.3 million, or 1.3% for the three months ended December 31, 2001 over the same period last year. Research and development expenses increased $3.0 million, or 5.2% for the nine months ended December 31, 2001 over the same period last year. Research and development expenses increased $1.2 million, or 6.2% for the three months ended December 31, 2001 over the three months ended September 30, 2001. The primary reason for the dollar increase in research and development costs in each of these periods was increased labor and professional service costs associated with expanding our technical resources.

     SELLING, GENERAL AND ADMINISTRATIVE

     Selling, general and administrative expenses for the three months ended December 31, 2001 were $19.9 million, or 14.0% of sales, compared to $26.2 million, or 13.8% of sales for the three months ended December 31, 2000. Selling, general and administrative expenses for the nine months ended December 31, 2001 were $61.5 million, or 14.5% of sales, compared to $79.5 million, or 14.1% of sales in the nine months ended December 31, 2000. Selling, general and administrative expenses include salary expenses related to field sales, marketing and administrative personnel, advertising and promotional expenditures and legal expenses. Selling, general and administrative expenses also include costs related to our direct sales force and field applications engineers who work in sales offices worldwide to stimulate demand by assisting customers in the use and proper selection of our products. Selling, general and administrative expenses fluctuate over time, primarily due to revenue and operating expense investment levels.

     Selling, general and administrative expenses were essentially flat for the three months ended December 31, 2001 as compared to the September 30, 2001 quarter. Selling, general and administrative expenses decreased $6.4 million, or 24.2% for the three months ended December 31, 2001 over the same period last year. Selling, general and administrative expenses decreased $18.0 million, or 22.7%, for the nine months ended December 31, 2001 over the same period last year. The primary reason for the dollar decreases in selling, general and administrative costs in these periods relate to reductions in bonuses and recruitment costs and one-week plant shutdowns in each of the first three quarters of fiscal 2002.

     OTHER INCOME (EXPENSE)

     Interest income in both the three and nine months ended December 31, 2001 decreased from the corresponding period of the previous fiscal year, although average invested cash balances were higher in both periods. The decrease in interest income was primarily driven by significantly lower interest rates applicable to our invested cash balances during the three and nine months ended December 31, 2001, as compared to the rates applying during the corresponding periods of the previous fiscal year.

     PROVISION FOR INCOME TAXES

     Provisions for income taxes reflect tax on foreign earnings and federal and state tax on U.S. earnings. We had an effective tax rate of 26.0% for the nine months ended December 31, 2001, and 27.2% for the nine months ended December 31, 2000. We believe that our tax rate for the March 2002 quarter will be approximately 24.0%, resulting primarily from higher tax credits relating to our research and development activities. Based on our current assumptions we anticipate that our effective tax rate for the foreseeable future will be approximately 25.5%.

     THE FOREGOING STATEMENTS REGARDING OUR ANTICIPATED FUTURE TAX RATES ARE FORWARD-LOOKING STATEMENTS. ACTUAL RESULTS COULD DIFFER MATERIALLY BECAUSE OF THE FOLLOWING FACTORS, AMONG OTHERS: CURRENT TAX LAWS AND REGULATIONS; TAXATION RATES IN GEOGRAPHIC REGIONS WHERE WE HAVE SIGNIFICANT OPERATIONS; AND CURRENT TAX HOLIDAYS AVAILABLE IN FOREIGN LOCATIONS.

     EURO CONVERSION ISSUES

     We operate in the European Market and currently generate approximately one-third of our total net sales from customers located in Europe. Our commercial headquarters in Europe are located in the United Kingdom, which is not currently one of the 11 member states of the European Union that has converted to the Euro.

     We currently conduct 97.7% of our business in Europe in U.S. Dollars and 0.2% of our business in Europe in Pounds Sterling. The balance of our net sales in Europe is conducted in the Euro. We will monitor the potential commercial impact of conversion of a portion of our current business to the Euro, but we do not currently anticipate any material impact to our business or operations based on this transition.

     THE FOREGOING STATEMENT REGARDING THE ANTICIPATED IMPACT OF THE TRANSITION TO THE EURO CURRENCY IS A FORWARD-LOOKING STATEMENT. ACTUAL RESULTS COULD DIFFER MATERIALLY BECAUSE OF THE FOLLOWING FACTORS, AMONG OTHERS: LEVELS OF SALES IN EUROPE THAT MAY BE CONDUCTED IN THE EURO; AND FLUCTUATIONS IN CURRENCY EXCHANGE RATES.

     LIQUIDITY AND CAPITAL RESOURCES

     We had $245.4 million in cash and cash equivalents at December 31, 2001, an increase of $115.5 million from the March 31, 2001 balance. The increase in cash and cash equivalents over this time period is primarily attributable to cash generated from operating activities. We maintain an unsecured revolving credit facility with a syndicate of banks totaling $100.0 million. We can elect to increase the facility to $150.0 million, subject to certain conditions set forth in the credit agreement. This facility has a termination date of May 31, 2003. There were no borrowings against this line of credit as of December 31, 2001. We are required to achieve certain financial ratios and operating results to maintain this line of credit and were in compliance with these requirements at December 31, 2001.

     We also maintain an unsecured short-term line of credit with various financial institutions in Asia for up to $24.6 million (U.S. dollar equivalent). There were borrowings of $2.1 million under the foreign line of credit as of December 31, 2001, and an allocation of $894,000 of the available line was made, relating to import guarantees associated with our business in Thailand. There are no covenants related to the foreign line of credit.

     At December 31, 2001, an aggregate of $121.6 million of our credit facilities was available, subject to financial covenants and ratios with which we were in compliance. Our ability to fully utilize our credit facilities is dependent on our remaining in compliance with such covenants and ratios.

     During the nine months ended December 31, 2001, we generated $111.5 million of cash from operating activities, a decrease of $171.3 million from the nine months ended December 31, 2000. The decrease in cash flow from operations was primarily due to decreased profitability and the impact of changes in accounts payable and accrued liabilities, depreciation and other assets and liabilities.

     Our level of capital expenditures varies from time to time as a result of actual and anticipated business conditions. Capital expenditures in the nine months ended December 31, 2001 were $36.3 million, as compared to $405.9 million for the nine months ended December 31, 2000. The primary reason for the dollar decrease in capital expenditures from the prior year was the reduction in the level of capacity expansion activities in response to reduced demand. Capital expenditures in the nine months ended December 31, 2001 were primarily for the addition of research and development equipment. We currently intend to spend approximately $65 million during the next 12 months to invest in equipment to maintain, and selectively increase, capacity to meet our currently anticipated needs.

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

     Net cash provided by financing activities was $39.2 million for the nine months ended December 31, 2001, as compared to $22.0 million for the nine months ended December 31, 2000. Proceeds from lines of credit were $2.1 million for the nine months ended December 31, 2001. Repayments on lines of credit were $9.0 million for the nine months ended December 31, 2000. Proceeds from the sale of stock and put options were $37.1 million in the nine months ended December 31, 2001 and $31.0 million in the nine months ended December 31, 2000.

     We had outstanding a net shares settled forward contract as of December 31, 2001. In connection with this contract, we made a net delivery of 381,763 shares of our common stock during the nine months ended December 31, 2001, and a net delivery of 478,781 shares of our common stock during the nine months ended December 31, 2000. We also received approximately $14.1 million in connection with an early termination covering 1,100,000 of the shares outstanding in the net shares settled forward contract in the quarter ended December 31, 2001. At December 31, 2001, 1,073,737 shares remained outstanding under the contract. We closed out the net shares settled forward contract in its entirety on January 15, 2002 by making a cash payment of approximately $27.8 million. The purchased shares are held as treasury shares and are being used to fund stock option exercises and purchases under our employee stock purchase plan.

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

     OUR OPERATING RESULTS MAY BE IMPACTED BY THE WIDE FLUCTUATIONS OF SUPPLY AND DEMAND IN THE SEMICONDUCTOR INDUSTRY.

     The semiconductor industry is characterized by wide fluctuations of supply and demand. The industry is currently experiencing a significant economic downturn, characterized by diminished product demand and production over-capacity. We have sought to reduce our exposure to this industry cyclicality by selling proprietary products, that cannot be easily or quickly replaced, to a geographically diverse base of customers across a broad range of market segments. However, we have experienced substantial year-to-year fluctuations in operating results and may, in the future, experience period-to-period fluctuations in operating results due to general industry or economic conditions.

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

     WE ARE HIGHLY DEPENDENT ON FOREIGN SALES AND OPERATIONS, WHICH EXPOSES US TO FOREIGN POLITICAL AND ECONOMIC RISKS.

     Sales to foreign customers account for a substantial portion of our net sales. During the three and nine months ended December 31, 2001, 69% of our net sales were made to foreign customers. For the fiscal year ended March 31, 2001, approximately 68% of our net sales were made to foreign customers. We purchase a substantial portion of our raw materials and equipment from foreign suppliers. In addition, we own assembly and test facilities located near Bangkok, Thailand. We also use various third-party contractors located throughout Asia for a portion of our assembly and test requirements and a portion of our analog product wafer fabrication requirements.

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

     As is typical in the semiconductor industry, we and our customers have from time to time received, and may in the future receive, communications from third parties asserting patents or other intellectual property rights on certain of our products or technologies. In the event a third party were to make a valid intellectual property claim and a license of other agreement was not available on commercially reasonable terms, our operating results could be harmed. We have in the past been, are currently, and may in the future be, involved in litigation to defend Microchip against alleged infringement of the rights of others or to enforce our intellectual property rights. Litigation could result in substantial cost to us and divert our resources. An unfavorable outcome in any such suit could harm our business, financial condition or results of operations.

     OUR MANUFACTURING FACILITIES MAY BE SUBJECT TO DISRUPTION FOR REASONS BEYOND OUR CONTROL.

     Operations at any of our primary manufacturing facilities, or at any of our wafer fabrication or test and assembly subcontractors, may be disrupted for reasons beyond our control, including fire, earthquake, floods, other natural disasters, or work stoppages. If operations at any of our facilities or by any of our subcontractors are interrupted, we may not be able to shift production to other facilities on a timely basis. If this occurs, we may experience delays in shipments of products to our customers and alternate sources for production may be unavailable on acceptable terms. This could result in reduced revenues and profits and in the cancellation of orders or loss of customers.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our investment portfolio, consisting of fixed income securities, was $238.0 million as of December 31, 2001, and $130.1 million as of March 31, 2001. These securities, like all fixed income instruments, are subject to interest rate risk and will decline in value if market interest rates increase. If market rates were to increase immediately and uniformly by 10% from the levels of December 31, 2001 and March 31, 2001, the decline in the fair value of our investment portfolio would not be material. Additionally, we have the ability to hold our fixed income investments until maturity and, therefore, we would not expect to recognize an adverse impact on income or cash flows.

     We have international operations and are thus subject to foreign currency rate fluctuations. To date, our exposure related to exchange rate volatility has not been significant. If the foreign currency rates fluctuate by 15% from the rates at December 31, 2001 and March 31, 2001, the effect on our financial position and results of operations would not be material.

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

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits.

         10.1 Microchip Technology Incorporated 1993 Stock Option Plan, as amended through October 26, 2001.

     (b) Reports on Form 8-K.

         None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 MICROCHIP TECHNOLOGY INCORPORATED


Date: February __, 2002          By: /s/ Gordon W. Parnell
                                     -------------------------------------
                                     Gordon W. Parnell
                                     Vice President and Chief Financial Officer
                                     (Duly Authorized Officer, and
                                     Principal Financial and Accounting Officer)