Form 10-K
period 2002-03-31
MICROCHIP TECHNOLOGY INC
filed 2002-06-03
CIK 827054

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the fiscal year ended March 31, 2002 or

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

                                 (480) 792-7200
              (Registrant's Telephone Number, Including Area Code)

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

     Yes [X]   No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of Form 10-K or any amendment to this Form 10-K. [X]

     The approximate aggregate market value of the voting stock of the registrant beneficially owned by stockholders, other than directors, officers and affiliates of the registrant, at April 26, 2002 was $5,498,022,097.

     Number of shares of Common Stock, $.001 par value, outstanding as of April 26, 2002: 201,113,363.

                       DOCUMENTS INCORPORATED BY REFERENCE

DOCUMENT                                                      PART OF FORM 10-K
--------                                                      -----------------
Proxy Statement for the 2002 Annual                                  III
Meeting of Stockholders

================================================================================

                                     PART I

ITEM 1. BUSINESS

     Microchip Technology Incorporated was incorporated in Delaware in 1989. In this Form 10-K, "we," "us," and "our" each refers to Microchip Technology Incorporated and its subsidiaries. In January 2001, we merged with TelCom Semiconductor, Inc., a company with a diversified portfolio of high performance analog and mixed-signal integrated circuits. Our executive offices are located at 2355 West Chandler Boulevard, Chandler, Arizona 85224-6199 and our telephone number is (480) 792-7200. Our website address is microchip.com. The information on our website is NOT incorporated into this Form 10-K.

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

     THIS FORM 10-K CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES, INCLUDING STATEMENTS REGARDING OUR STRATEGY, FINANCIAL PERFORMANCE AND REVENUE SOURCES. WE USE WORDS SUCH AS "ANTICIPATE," "BELIEVE," "PLAN," "EXPECT," "FUTURE," "INTEND" AND SIMILAR EXPRESSIONS TO IDENTIFY FORWARD-LOOKING STATEMENTS. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THE RESULTS ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS INCLUDING THOSE SET FORTH UNDER "ITEM 1 - BUSINESS - ADDITIONAL FACTORS THAT MAY AFFECT RESULTS OF OPERATIONS," BEGINNING BELOW AT PAGE 10, "ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS," BEGINNING AT PAGE 20, AND ELSEWHERE IN THIS FORM 10-K. ALTHOUGH WE BELIEVE THAT THE EXPECTATIONS REFLECTED IN THE FORWARD-LOOKING STATEMENTS ARE REASONABLE, WE CANNOT GUARANTEE FUTURE RESULTS, LEVELS OF ACTIVITY, PERFORMANCE OR ACHIEVEMENTS. YOU SHOULD NOT PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS. WE DISCLAIM ANY OBLIGATION TO UPDATE INFORMATION CONTAINED IN ANY FORWARD-LOOKING STATEMENT.

RECENT DEVELOPMENT

     On May 22, 2002, we signed a definitive agreement to acquire PowerSmart, Inc., a privately held fabless semiconductor company that develops and sells high-accuracy field-programmable integrated circuits and battery sensors based on such integrated circuits. We will pay approximately $54.0 million in cash for PowerSmart and will assume a balance sheet with approximately $4.0 million in cash and other net assets, and assume certain employee stock options. The transaction will be accounted for as a purchase. The transaction is expected to close by June 7, 2002, following approval by PowerSmart's stockholders.

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

     In addition, embedded control systems facilitate the emergence of complete new classes of products. Embedded control solutions have been incorporated into thousands of products and subassemblies in a wide variety of markets worldwide, including:

*  automotive air bag systems   *  cordless and cellular telephone accessories
*  remote control devices       *  motor controls
*  handheld tools               *  security systems
*  appliances                   *  educational and entertainment devices, and
*  portable computers           *  personal digital assistant (PDA) accessories.

     Embedded control systems typically incorporate a microcontroller as the principal active, and sometimes sole, component. A microcontroller is a self-contained computer-on-a-chip consisting of a central processing unit, non-volatile program memory, random access memory for data storage and various input/output capabilities. In addition to the microcontroller, a complete embedded control system incorporates application-specific software and may include specialized peripheral device controllers and internal or external non-volatile memory components, such as EEPROMs, to store additional program software.

     The increasing demand for embedded control has made the market for microcontrollers one of the largest segments of the semiconductor market. Microcontrollers are currently available in 4-bit through 32-bit architectures. Although 4-bit microcontrollers are relatively inexpensive, typically costing under $1.00 each, they generally lack the minimum performance and features required by today's design engineers for product differentiation and are typically used only to produce basic functionality in products. While 16- and 32-bit architectures provide very high performance, they are prohibitively expensive for most high-volume embedded control applications, typically costing $6.00 to $10.00 each. As a result, manufacturers of competitive, high-volume products have increasingly found 8-bit microcontrollers, that typically cost about $1.00 to $6.00 each, to be the most cost-effective embedded control solution. For example, a typical new automobile may include one 32-bit microcontroller for engine control, three 16-bit microcontrollers for transmission control, audio systems and anti-lock braking, and up to 50 8-bit microcontrollers to provide other embedded control functions, such as door locking, automatic windows, sun roof, adjustable seats, electric mirrors, air bags, fuel pump, speedometer, and the security and climate control systems.

     Most microcontrollers available today are ROM-based and must be programmed by the semiconductor supplier during manufacturing, resulting in 5- to 15-week lead times, based on current market conditions, for delivery of such microcontrollers. In addition to delayed product introduction, these long lead times can result in potential inventory obsolescence and temporary factory shutdowns when changes to the firmware are required. To address time-to-market constraints, some suppliers have made EPROM, EEPROM, or FLASH Memory-based programmable microcontrollers available for prototyping and preproduction runs. However, these microcontrollers have been relatively expensive, and manufacturers have still been required to send program code to the semiconductor factory for ROM programming as product changes are made. As a result, the long lead times for production volume microcontrollers have not been significantly reduced by traditional approaches.

OUR PRODUCTS

     Our strategic focus is on embedded control products, including:

     *    microcontrollers
     *    high-performance linear and mixed-signal devices
     *    power management and thermal management devices, and
     * complementary microperipheral products including interface devices, Serial EEPROMs, low power radio frequency, or RF, devices, and our patented KEELOQ(R) security devices.

     We provide highly cost-effective embedded control products that also offer the advantages of small size, low voltage/power operation and ease of development, enabling timely and cost-effective product integration by our customers.

     MICROCONTROLLERS

     We offer a broad family of microcontroller products featuring a unique, proprietary architecture marketed under the PIC(R) brand name. We believe that our PIC(R) product family is a price/performance leader in the worldwide microcontroller market. We have shipped approximately 2.0 billion PIC(R) microcontrollers to customers worldwide since their introduction in 1990. Our PIC(R) products are designed for applications requiring field-programmability, high performance, low power and cost effectiveness. They feature a variety of memory technology configurations, low voltage and power, small footprint and ease of use. Our performance results from an exclusive product architecture which features dual data and instruction pathways, referred to as a Harvard dual-bus architecture; a reduced instruction set, referred to as RISC; and variable length instructions; all of which provide significant speed advantages over the alternative single-bus, CISC architectures. Prices for our microcontroller products currently range from approximately $0.46 to $10.00 per unit, in volume quantities.

     Our original market focus was in the low-cost segment of the 8-bit microcontroller marketplace. With our baseline products, we built our current market position as the leading worldwide supplier of field programmable microcontrollers. Over the past eight years, we have introduced more than 152 new microcontrollers targeted at the baseline, mid-range, high-end and enhanced architecture segments of the traditional 8-bit microcontroller marketplace. Additionally, with our scalable product architecture, we have successfully targeted both the entry level of the 16-bit microcontroller market as well as the higher end of the 4-bit microcontroller marketplace, significantly enlarging our addressable market.

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

     Our family of development tools operates in the standard Windows(R) environment on standard PC hardware. Entry-level systems, which include an assembler and programmer or in-circuit debugging hardware, are priced at less than $200. A fully configured system, which also provides in-circuit emulation hardware, is priced at approximately $2,000. Customers moving from entry-level designs to those requiring real-time emulation are able to preserve their investment in learning and tools as they migrate to future PIC(R) devices since all systems share the same integrated development environment.

     Many independent companies also develop and market application development tools and systems that support our standard microcontroller product architecture. Currently, there are more than 120 third-party tool suppliers worldwide whose products support our proprietary microcontroller architecture.

     We believe that familiarity with and adoption of our, and third-party, development systems by an increasing number of product designers will be an important factor in the future selection of our embedded control products. These development tools allow design engineers to develop thousands of application-specific products from our standard microcontrollers. To date, we have shipped more than 220,000 development systems.

     ASSPS

     Our application-specific standard products, referred to as ASSPs, are specialized products designed to perform specific end-user applications as opposed to our other products that are more general purpose in nature. Our ASSP device families currently include the KEELOQ(R) family of secure data transmission products, low power RF products, as well as other specialized integrated circuit devices.

     KEELOQ(R) security products are designed for low cost, secure, uni- and bi-directional communications and verification purposes. Applications include:

*  automotive remote keyless entry systems    *  residential security
*  automotive immobilizer systems             *  automatic garage and gate
*  product authentication                        openers, and
                                              *  residential/hotel door access.

     Our rfPIC(TM) products combine either a PIC(R) microcontroller or a KEELOQ(R) security device, referred to as an HCS device, with low power RF technology targeting wireless sensor and control applications. The rfPIC(TM) or rfHCS products are designed for battery powered devices requiring a small footprint, low external component count and ease of use. Applications include:

     *    home appliance control
     * command and control, such as remote thermostat and water irrigation systems control
     *    wireless sensors, such as smoke detectors and water level sensors, and
     * home security applications, such as garage door openers and remote infrared detectors.

     MIXED-SIGNAL ANALOG AND INTERFACE PRODUCTS

     With the integration of TelCom complete, our mixed-signal analog and interface product offering now consists of several families with over 300 power management, linear, mixed-signal, thermal management and interface products. By the end of fiscal 2002, our mixed-signal analog and interface products were being shipped to more than 6,000 end customers.

     We continue marketing and selling our analog and interface products into our existing microcontroller customer base, which we refer to as our analog "attach" strategy, as well as to new customers. In addition to our "attach" strategy, we market and sell other products that may not fit our traditional PIC(R) microcontroller and memory products customer base. We market these, and all of our products, based on a "functions" approach, targeted to solve different problems in development of our customers' products.

     MEMORY PRODUCTS

     Our memory products consist primarily of serial electrically erasable programmable read only memory, referred to as EEPROMs. We sell these devices primarily into the embedded control market, and we are one of the largest suppliers of such devices worldwide. EEPROM products are used for non-volatile program and data storage in systems where such data must be either modified frequently or retained for long periods. Serial EEPROMs have a very low I/O pin requirement, permitting production of very small devices. As a result, Serial EEPROMs are widely used to supply non-volatile memory in space-sensitive applications such as:

     *    home electronics
     *    portable computers
     *    cellular and cordless telephones
     *    pagers, and
     *    remote control devices.

     We address customer requirements by offering products with extremely small package sizes and very low operating voltages for both read and write functions. High performance circuitry and microcode are also available to reduce power consumption when a device is not in use, while permitting immediate operating capability when required. Our memory products also feature long data retention and high erase/write endurance.

MANUFACTURING

     The ownership of our manufacturing resources is an important component of our business strategy, enabling us to maintain a high level of manufacturing control and to be one of the lowest cost producers in the embedded control industry. By owning our wafer fabrication and the majority of our test operations, and by employing proprietary statistical process control techniques, we have been able to achieve high production yields. Direct control over manufacturing resources allows us to shorten our design and production cycles. This control also allows us to capture the wafer manufacturing and a portion of the assembly and testing profit margin.

     Our wafer fabrication and wafer test facilities are located in Chandler, Arizona, which we refer to as Fab 1, and Tempe, Arizona, which we refer to as Fab 2. In July 2000, we acquired a third wafer fabrication facility located in Puyallup, Washington, which we refer to as Fab 3. Fab 3 is not currently operational.

     We perform product packaging and testing at our facilities located near Bangkok, Thailand. We also use third-party assembly and test contractors in several Asian countries.

     Wafers are produced in Class 10 fabrication modules in Fab 1 and Fab 2. Fab 1 currently contains approximately 40,000 square feet of usable clean room space and currently produces 6-inch wafers. Fab 2 currently contains approximately 50,000 square feet of usable clean room space and currently produces 8-inch wafers. Wafer sort is performed in an 8,000 square foot, Class 10,000 clean room, equipped with automated wafer handlers and test equipment. Fabs 1 and 2 are managed by the same management team and utilize similar production techniques. Fab 3 contains approximately 114,000 square feet of clean room space and, when required for production, will produce 8-inch wafers.

     By March 31, 2001, we reduced cumulative capacity at Fabs 1 and 2 by approximately 24%, compared to our capacity at December 31, 2000, in response to business conditions that resulted in decreased product demand. During fiscal 2002, Fabs 1 and 2 operated at approximately 70% of their capacity due to the capacity reductions implemented in the March 2001 quarter and a one-week plant shutdown in each quarter of fiscal 2002. Operating at lower percentages of capacity has a negative impact on operating results as certain fixed operating costs are expensed.

     Fab 3 is currently being maintained at minimal operating cost until we expect to require its capacity for production. We currently plan to utilize Fab 3 for our future production requirements. However, as we begin to plan for the mobilization of Fab 3, we continue to explore other, potentially more cost-effective, alternatives that may become available to meet our future production requirements.

     Fabs 1 and 2 currently utilize various manufacturing process technologies, but predominantly utilize our 1.0 to 0.5 micron processes. We continue to transition products to more advanced process technologies to reduce future manufacturing costs. We also continue to increase the percentage of our production on 8-inch wafers. As of March 31, 2002, 8-inch wafers accounted for approximately 80% of our production. We believe that our successful transition to more advanced process technologies is important for us to remain competitive. Our future operating results could be adversely affected if any such transition is substantially delayed or inefficiently implemented.

     THE FOREGOING STATEMENTS RELATED TO OUR CONTINUING EXPLORATION OF ALTERNATIVES TO MEET OUR FUTURE PRODUCTION REQUIREMENTS AND THE TRANSITION TO MORE ADVANCED PROCESS TECHNOLOGIES TO REDUCE FUTURE MANUFACTURING COSTS ARE FORWARD-LOOKING STATEMENTS. ACTUAL RESULTS COULD DIFFER MATERIALLY BECAUSE OF THE FOLLOWING FACTORS, AMONG OTHERS: INCREASED OR DECREASED CUSTOMER DEMAND FOR OUR PRODUCTS; THE AVAILABILITY OF EQUIPMENT AND OTHER SUPPLIES; SUPPLY DISRUPTION; FLUCTUATIONS IN PRODUCTION YIELDS, PRODUCTION EFFICIENCIES AND OVERALL CAPACITY UTILIZATION; ABSORPTION OF FIXED COSTS, LABOR AND OTHER DIRECT MANUFACTURING COSTS; CHANGES IN PRODUCT MIX; AND OTHER ECONOMIC CONDITIONS.

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

     At March 31, 2002, approximately 53% of our assembly requirements were being performed in our Thailand facility. Third-party contractors located throughout Asia perform the balance of our assembly operations. Our 200,000 square foot Thailand facility currently tests substantially all of the products produced in Fabs 1 and 2, and also tested substantially all such products at March 31, 2002. During fiscal 2003, we will construct an approximately 67,000 square foot expansion of test capacity at our Thailand facility that, once completed, will increase the facility's test capacity by up to 70%. The expansion is currently scheduled to be completed by February 2003. See "Item 2 - Properties," below at page 15.

     THE FOREGOING STATEMENT RELATED TO THE EXPECTED COMPLETION DATE OF THE EXPANSION OF TEST CAPACITY AT OUR THAILAND FACILITY IS A FORWARD LOOKING STATEMENT. ACTUAL RESULTS COULD DIFFER MATERIALLY BECAUSE OF THE FOLLOWING FACTORS, AMONG OTHERS: DELAYS IN CONSTRUCTION AND EQUIPMENT INSTALLATION OF THE ADDITIONAL TEST CAPACITY; THE AVAILABILITY OF EQUIPMENT AND OTHER SUPPLIES; SUPPLY DISRUPTION; LABOR UNREST; POLITICAL INSTABILITY AND EXPROPRIATION; AND OTHER GENERAL ECONOMIC CONDITIONS.

     We also contract with third-party wafer foundries to fabricate approximately 40% of our analog products. We expect that by the end of fiscal 2003, approximately 20% of our analog products will be fabricated by third parties. On a strategic basis, we will use third-party foundries to shorten our product design cycle on certain key technologies and products.

     THE FOREGOING STATEMENT RELATED TO THE AMOUNT OF ANALOG PRODUCTS BEING FABRICATED BY THIRD PARTIES AT THE END OF FISCAL 2003 IS A FORWARD-LOOKING STATEMENT. ACTUAL RESULTS COULD DIFFER MATERIALLY BECAUSE OF THE FOLLOWING FACTORS, AMONG OTHERS: INCREASED OR DECREASED CUSTOMER DEMAND FOR OUR ANALOG PRODUCTS; DIFFICULTIES TRANSITIONING PRODUCTS FROM THIRD-PARTY FOUNDRIES TO OUR MANUFACTURING PROCESSES AND TECHNOLOGIES; FLUCTUATIONS IN PRODUCTION YIELDS; PRODUCTION EFFICIENCIES AND OVERALL CAPACITY UTILIZATION; CHANGES IN PRODUCT MIX; COMPETITIVE PRESSURES ON PRICES; AND OTHER ECONOMIC CONDITIONS.

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

     Our reliance on foreign operations, maintenance of substantially all of our finished goods in inventory in foreign locations, and significant foreign sales exposes us to foreign political and economic risks. To date, we have not experienced any significant interruptions in our foreign business operations. If any significant interruption in our foreign business operations materializes, our sales could decrease and our performance could suffer.

     Due to the high fixed costs inherent in semiconductor manufacturing, consistently high manufacturing yields can have significant positive effects on gross profit and overall operating results. During fiscal 2002, we continued to focus on manufacturing productivity, and maintained average wafer fab line yields in excess of 95%. Our manufacturing yields are primarily driven by a comprehensive implementation of statistical process control, extensive employee training and selective upgrading of our manufacturing facilities and equipment. Maintenance of manufacturing productivity and yields are important factors in the achievement of our operating results. The manufacture and assembly of integrated circuits, particularly non-volatile, erasable CMOS memory and logic devices, such as those that we produce, are complex processes. These processes are sensitive to a wide variety of factors, including the level of contaminants in the manufacturing environment, impurities in the materials used and the performance of our wafer fabrication personnel and equipment. As is typical in the semiconductor industry, we have from time to time experienced lower than anticipated manufacturing yields. Our operating results will suffer if we are unable to maintain yields at approximately the current levels.

     Our semiconductor manufacturing operations require raw materials and equipment that must meet exacting standards. We generally have more than one source for these supplies, but there are only a limited number of suppliers capable of delivering various raw materials and equipment that meet our standards. In addition, the raw materials and equipment necessary for our business could become more difficult to obtain as worldwide use of semiconductors in product applications increases. We have experienced supply shortages from time to time in the past, and on occasion our suppliers have told us they need more time than expected to fill our orders. An interruption of any raw materials or equipment sources could harm our business.

RESEARCH AND DEVELOPMENT

     We are committed to continuing our investment in new and enhanced products, including development systems, and in our design and manufacturing process technologies. We believe these investments are significant factors in maintaining our competitive position. Our current research and development, or R&D, activities focus on the design of new microcontroller, 16-bit digital signal controller, memory and mixed-signal products, ASSPs, new development systems, and software and application-specific software libraries. We are also developing new design and process technology to achieve further cost reductions and performance improvements in existing products. In fiscal 2002, our R&D expenses were $81.7 million, compared to $78.6 million in fiscal 2001 and $52.4 million in fiscal 2000.

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

     In fiscal 2002, we derived 62% of our net sales from sales through distributors and 35% of our net sales from direct sales to original equipment manufacturers, referred to as OEM, customers. Distributors accounted for 65% of our net sales in fiscal 2001 and 63% of our net sales in fiscal 2000. One distributor accounted for 13% of our total net sales for fiscal 2002, 14% for fiscal 2001 and 14% for fiscal 2000. No other distributor or end customer accounted for more than 10% of our net sales in fiscal years 2002, 2001 or 2000.

     Generally, we do not have long-term agreements with our distributors and our distributors may terminate their relationship with us with little or no advanced notice. The loss of, or a disruption in the operations of, one or more of our distributors could reduce our future net sales in a given quarter and could result in an increase in inventory returns.

     As is common in the semiconductor industry, we provide limited price protection to our distributors. Under our current policy, distributors receive a credit for the difference, at the time of a price reduction, between the price they were originally charged for products in inventory and the reduced price that we subsequently charge distributors. From time to time, and on a case-by-case basis, distributors may also receive credit for specific transactions that we approve in advance. We also grant some distributors limited rights to return products. We do not recognize net sales and profit on sales to distributors that have rights of return and price protection until those distributors have sold the products to end customers.

     Foreign sales, primarily in Asia and Europe, represented 69% of our total net sales in fiscal 2002, compared to 68% in each of fiscal 2001 and fiscal 2000. International sales are predominately billed in U.S. Dollars. Although foreign sales are subject to certain government export restrictions, we have not experienced any material difficulties as a result of export restrictions to date. For a detailed description of our sales by geographic region, see also "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - Net Sales," at page 20, and Note 16 to our consolidated financial statements.

BACKLOG

     As of April 26, 2002, our backlog was approximately $119.9 million, compared to $137.9 million as of April 27, 2001. Our backlog includes all purchase orders scheduled for delivery within the subsequent 12 months.

     We primarily produce standard products that can be shipped from inventory within a short time after we receive an order. Our business and, to a large extent, that of the entire semiconductor industry, is characterized by short-term orders and shipment schedules. Orders constituting our current backlog are subject to changes in delivery schedules, or to cancellation at the customer's option without significant penalty. Thus, while backlog is useful for scheduling production, backlog as of any particular date may not be a reliable measure of sales for any future period. Orders received in a quarter for shipment in that quarter, which we refer to as turns orders, are an important component of our quarterly operating results. See "Additional Factors That May Affect Results of Operations," beginning below at page 10.

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

     We currently compete principally on the basis of the technical innovation and performance of our embedded control products, including such products':

     *    speed                        *     reliability
     *    functionality                *     packaging alternatives
     *    density                      *     price
     *    power consumption            *     availability

We believe that other important competitive factors in the embedded control market include:

     *    ease of use
     *    functionality of application development systems, and
     *    technical service and support.

     We believe that we compete favorably with other companies on all of these factors, but we may be unable to compete successfully in the future, which could harm our business.

PATENTS, LICENSES AND TRADEMARKS

     As of March 31, 2002, we owned 197 U.S. patents and 78 foreign patents, expiring on various dates between 2003 and 2021, and had an additional 140 U.S. patent applications and 146 foreign patent applications pending. We intend to continue to seek patents on our inventions and manufacturing processes. The process of seeking patent protection can be long and expensive, and patents may not be issued from currently pending or future applications. In addition, our existing patents and any new patents that are issued may not be of sufficient scope or strength to provide meaningful protection or any commercial advantage to us. We may be subject to or may initiate interference proceedings in the U.S. Patent and Trademark Office, which can require significant financial and management resources. In addition, the laws of certain foreign countries do not protect our intellectual property rights to the same extent as the laws of the United States. We believe, however, that our continued success depends primarily on such factors as the technological skills and innovative abilities of our personnel rather than on our patents.

     We have entered into certain intellectual property licenses and cross-licenses with other companies related to semiconductor products and manufacturing processes. As is typical in the semiconductor industry, we and our customers have from time to time received, and may in the future receive, communications from third parties asserting patent or other intellectual property rights on certain of our products or technologies. We investigate all such notices and respond as we believe is appropriate. Based on industry practice, we believe that in most cases we can obtain any necessary licenses or other rights on commercially reasonable terms, but we cannot assure that licenses would be on acceptable terms, that litigation would not ensue or that damages for any past infringement would not be assessed. Litigation, which could result in substantial cost to us and divert management effort, may be necessary to enforce our patents or other intellectual property rights, or to defend us against claimed infringement of the rights of others. The failure to obtain necessary licenses or other rights, or litigation arising out of infringement claims, could harm our business. See "Item 3 - Legal Proceedings," beginning below at page 16.

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

EMPLOYEES

     As of April 26, 2002, we had 3,041 employees worldwide, including 1,957 in manufacturing, 540 in R&D, 397 in sales and marketing and 147 in finance and administration. Approximately 41% of our employees work at our Thailand facility. No employees in the U.S. or Thailand are represented by a labor organization. We have never had a work stoppage and believe that our employee relations are good.

EXECUTIVE OFFICERS

     The following sets forth certain information regarding our executive officers as of April 26, 2002:

     NAME                    AGE                          POSITION
     ----                    ---                          --------
     Steve Sanghi             46    Chairman of the Board, President and Chief Executive Officer
     David S. Lambert         50    Vice President, Fab Operations
     Mitchell R. Little       49    Vice President, Worldwide Sales and Applications
     Gordon W. Parnell        52    Vice President, Chief Financial Officer
     Richard J. Simoncic      38    Vice President, Analog and Interface Products Division

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

     MR. SIMONCIC has served as Vice President, Analog and Interface Products Division since September 1999. From January 1996 to September 1999, he served as Vice President, Memory and Specialty Products Division Mr. Simoncic holds a B.S. degree in Electrical Engineering Technology from DeVry Institute of Technology.

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

OUR QUARTERLY OPERATING RESULTS MAY FLUCTUATE DUE TO FACTORS THAT COULD REDUCE OUR NET SALES AND PROFITABILITY.

     Our quarterly operating results are affected by a wide variety of factors that could reduce our net sales and profitability, many of which are beyond our control. Some of the factors that may affect our operating results include:

     *    demand for our products in the distribution and OEM channels
     * the level of orders that are received and can be shipped in a quarter (turns orders)
     *    market acceptance of both our products and our customers' products
     *    customer order patterns and seasonality
     * possible disruption in commercial activities or international transport or delivery caused by terrorist activity, armed conflict or unexpected increases in the price or supply of oil, which could result in changes in logistics and security arrangements, and reduced customer purchases relative to expectations
     * impact of events outside of the United States, such as the business impact of fluctuating currency rates or unrest or political instability
     *    disruption in the supply of wafers or assembly and testing services
     * availability of manufacturing capacity, the extent of effective use of manufacturing capacity and fluctuations in manufacturing yields
     * the availability and cost of raw materials, equipment and other supplies, and
     * economic, political and other conditions in the worldwide markets served by us.

     We believe that period-to-period comparisons of our operating results are not necessarily meaningful and that you should not rely upon any such comparisons as indications of future performance. In future periods our operating results may fall below the expectations of public market analysts and investors, which would likely have a negative effect on the price of our common stock.

OUR OPERATING RESULTS WILL SUFFER IF WE INEFFECTIVELY UTILIZE OUR MANUFACTURING CAPACITY OR FAIL TO MAINTAIN MANUFACTURING YIELDS.

     The manufacture and assembly of integrated circuits, particularly non-volatile, erasable CMOS memory and logic devices such as those that we produce, are complex processes. These processes are sensitive to a wide variety of factors, including the level of contaminants in the manufacturing environment, impurities in the materials used and the performance of our wafer fabrication personnel and equipment. As is typical in the semiconductor industry, we have from time to time experienced lower than anticipated manufacturing yields. Our operating results will suffer if we are unable to maintain yields at approximately the current levels.

     Our operating results are also adversely affected when we operate at less than 100% capacity as was the case throughout fiscal 2002. Lower capacity utilization results in certain costs being charged directly to expense and lower gross margins.

WE DEPEND ON ORDERS THAT ARE RECEIVED AND SHIPPED IN THE SAME QUARTER AND THEREFORE HAVE LIMITED VISIBILITY OF FUTURE PRODUCT SHIPMENTS.

     Our net sales in any given quarter depend upon a combination of orders received in that quarter for shipment in that quarter, which we refer to as turns orders, and shipments from backlog. We emphasize our ability to respond quickly to customer orders as part of our competitive strategy, resulting in customers placing orders with short delivery schedules. The percentage of turns orders in any given quarter is dependent on overall semiconductor industry conditions and product lead times. Shorter lead times have the effect of increasing turns orders as a percentage of our business in any given quarter and reducing our visibility on future product shipments. As such, our percentage of turns orders has fluctuated over the last three fiscal years between approximately 20% and 60%. As of April 1, 2002, we required turns orders of approximately 57% in order to achieve our revenue target for the first quarter of fiscal 2003. Because turns orders are difficult to predict, increased levels of turns orders make our net sales more difficult to forecast.

     If we do not achieve a sufficient level of turns orders in a particular quarter relative to our projections, our revenue and operating results will suffer.

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

     Historically, average selling prices in the semiconductor industry decrease over the life of any particular product. The overall average selling prices of our microcontroller and proprietary analog and interface products have remained relatively constant, while average selling prices of our Serial EEPROM and non-proprietary analog and interface products have declined over time. We have experienced, and expect to continue to experience, pricing pressure in certain of our proprietary product lines, due primarily to competitive conditions. We have been able to moderate average selling price declines in many of our proprietary products by continuing to introduce new products with more features and higher prices. We experienced significant competitive pricing pressures in our Serial EEPROM product lines during the first half of fiscal 2002, which moderated in the third and fourth quarters.

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

OUR SUCCESS DEPENDS ON OUR ABILITY TO INTRODUCE NEW PRODUCTS ON A TIMELY BASIS.

     Our future operating results will depend to a significant extent on our ability to develop and introduce new products on a timely basis that can compete effectively on the basis of price and performance and which address customer requirements. The success of new product introductions depends on various factors, including:

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

     Our success also depends upon our ability to develop and implement new design and process technologies. Semiconductor design and process technologies are subject to rapid technological change and require significant R&D expenditures. We and other companies in the industry have, from time to time, experienced difficulties in effecting transitions to advanced process technologies and, consequently, have suffered reduced manufacturing yields or delays in product deliveries. Our future operating results could be adversely affected if any transition to future process technologies is substantially delayed or inefficiently implemented.

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

WE MAY LOSE SALES IF OUR SUPPLIERS OF RAW MATERIALS AND EQUIPMENT FAIL TO MEET OUR NEEDS.

     Our semiconductor manufacturing operations require raw materials and equipment that must meet exacting standards. We generally have more than one source for these supplies, but there are only a limited number of suppliers capable of delivering various raw materials and equipment that meet our standards. In addition, the raw materials and equipment necessary for our business could become more difficult to obtain as worldwide use of semiconductors in product applications increases. We have experienced supply shortages from time to time in the past, and on occasion our suppliers have told us they need more time than expected to fill our orders. An interruption of any raw materials or equipment sources could harm our business.

OUR BUSINESS IS HIGHLY DEPENDENT ON SELLING THROUGH DISTRIBUTORS.

     Sales through distributors accounted for 62% of our net sales for the fiscal year ended March 31, 2002. Sales through one distributor accounted for 13% of our total net sales for the fiscal year ended March 31, 2002. Generally, we do not have long-term agreements with our distributors and our distributors may terminate their relationship with us with little or no advanced notice.

     The loss of, or a disruption in the operations of, one or more of our distributors could reduce our net sales in a given quarter and could result in an increase in inventory returns.

OUR OPERATING RESULTS MAY BE IMPACTED BY THE WIDE FLUCTUATIONS OF SUPPLY AND DEMAND IN THE SEMICONDUCTOR INDUSTRY.

     The semiconductor industry is characterized by wide fluctuations of supply and demand. Over the last 18 months, the industry has experienced a significant economic downturn, characterized by diminished product demand and production over-capacity. We have sought to reduce our exposure to this industry cyclicality by selling proprietary products, that cannot be easily or quickly replaced, to a geographically diverse base of customers across a broad range of market segments. However, we have experienced substantial period-to-period fluctuations in operating results and may, in the future, experience period-to-period fluctuations in operating results due to general industry or economic conditions.

INTELLECTUAL PROPERTY CLAIMS AND LITIGATION COULD SUBJECT US TO SIGNIFICANT LIABILITY FOR DAMAGES AND COULD INVALIDATE OUR PROPRIETARY RIGHTS.

     As is typical in the semiconductor industry, we and our customers have from time to time received, and may in the future receive, communications from third parties asserting patent or other intellectual property rights on certain of our products or technologies. In the event a third party were to make a valid intellectual property claim and a license or other agreement was not available on commercially reasonable terms, our operating results could be harmed. We have in the past been, are currently, and may in the future be, involved in litigation to defend Microchip against alleged infringement of the rights of others or to enforce our intellectual property rights. Litigation could result in substantial cost to us and divert our resources. An unfavorable outcome in any such suit could harm our business, financial condition or results of operations.

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

WE DO NOT HAVE LONG-TERM CONTRACTS WITH OUR CUSTOMERS.

     We do not typically enter into long-term contracts with our customers and we cannot be certain as to future order levels from our customers. When we do enter into customer contracts, the contract is generally cancelable at the convenience of the customer. In the event of any early termination of a contract by one of our major customers, it is unlikely that we would be able to rapidly replace that revenue source which would harm our financial results.

BUSINESS INTERRUPTIONS COULD HARM OUR BUSINESS.

     Operations at any of our primary manufacturing facilities, or at any of our wafer fabrication or test and assembly subcontractors, may be disrupted for reasons beyond our control, including work stoppages, power loss, incidents of terrorism, political instability, telecommunications failure, fire, earthquake, floods, or other natural disasters. If operations at any of our facilities or by any of our subcontractors are interrupted, we may not be able to shift production to other facilities on a timely basis. If this occurs, we may experience delays in shipments of products to our customers and alternate sources for production may be unavailable on acceptable terms. This could result in reduced revenues and profits and the cancellation of orders or loss of customers. In addition, business interruption insurance may not be enough to compensate us for any losses that may occur and any losses or damages incurred by us as a result of business interruptions could significantly harm our business.

WE ARE HIGHLY DEPENDENT ON FOREIGN SALES AND OPERATIONS, WHICH EXPOSES US TO FOREIGN POLITICAL AND ECONOMIC RISKS.

     Sales to foreign customers account for a substantial portion of our net sales. During the fiscal year ended March 31, 2002, approximately 69% of our net sales were made to foreign customers. We purchase a substantial portion of our raw materials and equipment from foreign suppliers. In addition, we own product assembly and testing facilities located near Bangkok, Thailand. We also use various third-party contractors located throughout Asia for a portion of our assembly and testing and a portion of our analog product wafer fabrication requirements.

Our reliance on foreign operations, maintenance of substantially all of our finished goods in inventory at foreign locations and significant foreign sales exposes us to foreign political and economic risks, including:

     *    political, social and economic instability
     *    trade restrictions and changes in tariffs
     *    import and export license requirements and restrictions
     *    difficulties in staffing and managing international operations
     *    employment regulations
     *    disruptions in international transport or delivery
     *    fluctuations in currency exchange rates
     *    difficulties in collecting receivables
     *    economic slowdown in the worldwide markets served by us, and
     *    potentially adverse tax consequences.

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

OUR FAILURE TO SUCCESSFULLY INTEGRATE BUSINESSES, PRODUCTS OR TECHNOLOGIES WE ACQUIRE COULD DISRUPT OR HARM OUR ONGOING BUSINESS.

     On May 22, 2002, we announced that we had signed a definitive agreement to acquire PowerSmart, Inc. We have from time to time acquired, and may in the future acquire, additional complementary businesses, products and technologies. Achieving the anticipated benefits of an acquisition depends, in part, upon whether the integration of the acquired business, products or technology is accomplished efficiently and effectively. In addition, successful acquisitions in the semiconductor industry may be more difficult to accomplish than in other industries because such acquisitions require, among other things, integration of product offerings, manufacturing operations and coordination of sales and marketing and R&D efforts. These difficulties can become more challenging due to the need to coordinate geographically separated organizations, the complexities of the technologies being integrated, and the necessities of integrating personnel with disparate business background and combining two different corporate cultures. The integration of operations following an acquisition also requires the dedication of management resources may distract attention from the day-to-day business and may disrupt key R&D, marketing or sales efforts. The inability of our management to successfully integrate any future acquisition could harm our business. Furthermore, products acquired in connection with acquisitions may not gain acceptance in our markets, and we may not achieve the anticipated or desired benefits of such transaction.

POWERSMART DEPENDED ON THIRD-PARTY WAFER MANUFACTURERS FOR ALL OF ITS PRODUCT REQUIREMENTS. ANY INABILITY OR UNWILLINGNESS OF POWERSMART'S WAFER SUPPLIERS TO MEET THESE MANUFACTURING REQUIREMENTS WOULD SIGNIFICANTLY DELAY OUR ABILITY TO PRODUCE AND SHIP POWERSMART PRODUCTS.

     While Microchip has historically manufactured virtually all of its own wafers, PowerSmart purchased its wafers primarily from two outside foundries. Each of these foundries also fabricates wafers for other semiconductor companies, including some of our competitors. One of the foundries used by PowerSmart is a direct competitor of ours. During fiscal 2003, we expect to continue to rely on these wafer suppliers to supply a substantial portion of the wafers that are required to support the business that we are acquiring from PowerSmart. We may be unable to acquire wafers from these foundries if they experience manufacturing failures, yield shortfalls or other situations when demand exceeds capacity or for other reasons. In such case, we may not be able to qualify additional manufacturing sources for existing PowerSmart products on a timely manner or at all, and such arrangements, if any, may not be on favorable terms to us.

     Although current market conditions in the semiconductor industry indicate that there is sufficient manufacturing capacity at outside foundries, a significant increase in demand for PowerSmart products during fiscal 2003 could result in wafers being in short supply and prevent us from having an adequate supply to meet our customer requirements and meet requested delivery dates for customers of our PowerSmart products.

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

ITEM 2. PROPERTIES

     Our current headquarters, an R&D center and Fab 1 are located in four buildings totaling approximately 415,000 square feet situated on a 77-acre parcel of land in Chandler, Arizona.

     A second U.S. manufacturing site, consisting of Fab 2, office and warehouse facilities and an R&D center, is located in three buildings totaling approximately 379,000 square feet on a 22-acre parcel of land in Tempe, Arizona.

     Our third U.S. manufacturing site, consisting of Fab 3, office and warehouse facilities and an R&D center, is located in eight buildings totaling approximately 700,000 square feet on a 92-acre parcel of land in Puyallup, Washington. We acquired this property in July 2000. We are currently maintaining Fab 3 at a minimum operating cost until we expect to require its capacity for production. We currently plan to utilize Fab 3 for our future production requirements. However, as we begin to plan for the mobilization of Fab 3, we continue to explore other, potentially more cost-effective, alternatives that may become available to meet our future production requirements.

     We own the Chandler, Tempe and Puyallup facilities.

     We also own a final test and assembly facility located near Bangkok, Thailand. The Thailand final test and assembly operations are housed in a 200,000 square foot facility that is owned by our Thailand subsidiary, and are located in the Alphatechnopolis Industrial Park in Chacherngsao, Thailand, near Bangkok. During fiscal 2003, we will construct an expansion of approximately 67,000 square feet at our Thailand facility. The expansion is currently scheduled to be completed by February 2003. This area will house additional test capacity and will also be available for incremental assembly capacity. The Thailand facility is situated on land to which we expect to acquire title in accordance with an agreement between the landowner and us. To date, progress towards obtaining the full title has been hampered by the condition of the Thailand financial industry and general economic conditions in Thailand. At this time it is not possible to estimate when full title transfer will be completed.

     To support our sales activities, we lease space for 32 sales and support centers in major metropolitan areas in the United States, Europe and Asia, as well as three design centers (one each in California, Switzerland and India). Our aggregate monthly rental payment for our leased facilities is approximately $242,000.

     We currently believe that our existing facilities, together with the additional test capacity presently under construction at our Thailand facility, will be adequate to meet our requirements for the next 12 months.

     As conditions in the insurance market have become more difficult over the last fiscal year, our property insurance coverage levels have decreased and our retained risk exposure from uninsured losses has increased. We have not made any material change to our operations as a result of the reduced coverage. Availability and cost of coverage have generally fluctuated over time as the insurance industry reacts to various market forces and we will consider purchasing additional coverage if and when the availability and pricing becomes more favorable.

     THE FOREGOING STATEMENTS RELATED TO OUR CONTINUING EXPLORATION OF ALTERNATIVES TO MEET OUR FUTURE PRODUCTION REQUIREMENTS, THE EXPECTED COMPLETION DATE OF CONSTRUCTION OF ADDITIONAL TEST CAPACITY AT OUR THAILAND FACILITY, THE ACQUISITION OF TITLE TO THE LAND ON WHICH THE THAILAND FACILITY IS SITUATED, THE ADEQUACY OF EXISTING FACILITIES FOR THE NEXT 12 MONTHS AND CHANGES IN INSURANCE COVERAGE ARE FORWARD-LOOKING STATEMENTS. ACTUAL RESULTS COULD DIFFER MATERIALLY BECAUSE OF THE FOLLOWING FACTORS, AMONG OTHERS: THE CYCLICAL NATURE OF THE SEMICONDUCTOR INDUSTRY AND THE MARKETS ADDRESSED BY OUR PRODUCTS; DEMAND FOR OUR PRODUCTS; THE AVAILABILITY OF EQUIPMENT AND OTHER SUPPLIES; FLUCTUATIONS IN PRODUCTION YIELDS, PRODUCTION EFFICIENCIES AND OVERALL CAPACITY UTILIZATION; COMPETITIVE PRESSURES ON PRICES; POLITICAL INSTABILITY AND EXPROPRIATION; COST AND AVAILABILITY OF INSURANCE; AND OTHER ECONOMIC CONDITIONS. SEE ALSO THE FACTORS SET FORTH UNDER "ITEM 1 - BUSINESS - ADDITIONAL FACTORS THAT MAY AFFECT RESULTS OF OPERATIONS," BEGINNING AT PAGE 10 OF THIS REPORT.


ITEM 3. LEGAL PROCEEDINGS

     MICROCHIP TECHNOLOGY INCORPORATED V. U.S. PHILIPS CORPORATION, ET AL. (DISTRICT OF ARIZONA, 01-CV-2090-PGR); U.S. PHILIPS CORPORATION V. ATMEL CORPORATION, ET AL. (SOUTHERN DISTRICT OF NEW YORK, 01-CV-9178-LAP). On October 26, 2001, we filed an action in federal district court in Arizona for declaratory relief against U.S. Philips Corporation and Philips Electronics North America Corp. requesting that the Court declare, among other matters, that we do not infringe Philips' U.S. Patent Nos. 4,689,740 and 5,559,502. We initiated legal action so that a determination could be made relating to the validity, enforceability and alleged infringement of, and our license to, the Philips' patents. Prior to filing suit, we had engaged in good faith licensing negotiations with Philips for several years, but the discussions had reached a point of impasse when Philips substantially increased its royalty demands. In response to our filing the declaratory judgment action in Arizona, Philips filed an action against us in federal district court in New York, alleging infringement of the `740 patent and seeking unspecified damages and injunctive relief. Despite the litigation, it is possible that discussions between the parties could resume for the purpose of resolving this matter by agreement, which could include a new license on commercially reasonable terms. The litigation is in pre-trial stages. We intend to litigate this matter vigorously. We currently believe that the outcome of this matter will not have a material adverse effect on our consolidated financial position or results of operations. However, the final outcome of this matter is inherently uncertain, and should the outcome be adverse to us, we may be required to pay damages and other expenses and may be subjected to injunctive relief. The litigation, even if resolved in our favor, may also result in diversion of management attention and significant legal fees.

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

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock is traded on the Nasdaq National Market under the symbol "MCHP." Our common stock has been quoted on the Nasdaq National Market since our initial public offering on March 19, 1993. The following table sets forth the quarterly high and low closing prices of the common stock as reported by the Nasdaq National Market for the last two years, adjusted to reflect a 3-for-2 stock split effected in May 2002 and a 3-for-2 stock split effected in September 2000:

FISCAL 2002         HIGH      LOW         FISCAL 2001        HIGH       LOW
-----------         ----      ---         -----------        ----       ---
First Quarter      $22.29   $14.96       First Quarter      $32.33     $22.22
Second Quarter      25.59    16.89       Second Quarter      31.94      22.04
Third Quarter       27.84    16.81       Third Quarter       24.79      13.33
Fourth Quarter      28.81    22.26       Fourth Quarter      20.71      14.54

     On May 29, 2002, there were approximately 526 holders of record of our common stock. This figure does not reflect beneficial ownership of shares held in nominee names.

     We have not paid any cash dividends since our inception. We currently anticipate that we will retain all of our future earnings for use in the expansion and operation of our business. Thus, we do not anticipate paying any cash dividends on our capital stock in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

     You should read the following selected consolidated financial data for the five-year period ended March 31, 2002 in conjunction with our Consolidated Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 of this Form 10-K. Our consolidated income statement data for each of the years in the three-year period ended March 31, 2002, and the balance sheet data as of March 31, 2002 and 2001, are derived from our audited consolidated financial statements, included in Item 8 of this Form 10-K.

     We effected a 3-for-2 stock split, in the form of a stock dividend, on May 8, 2002. All references in this report to the number of shares and earnings per share have been adjusted to reflect this stock split.

             THE REMAINDER OF THIS PAGE IS LEFT BLANK INTENTIONALLY

                                                                 Year Ended March 31,
                                        ----------------------------------------------------------------------
                                           2002          2001           2000           1999           1998
                                        -----------   -----------    -----------    -----------    -----------
                                                        (in thousands, except per share data)
Income Statement Data(1):
  Net sales .........................   $   571,254   $   715,730    $   553,051    $   460,723    $   452,329
  Cost of sales .....................       284,518       335,016        269,611        240,170        230,713
  Research and development ..........        81,650        78,595         52,365         46,375         43,817
  Selling, general and administrative        82,615       102,620         86,750         72,502         77,079
  Special charges (2) ...............            --        17,358         (2,131)        34,495         13,264
                                        -----------   -----------    -----------    -----------    -----------
  Operating income ..................       122,471       182,141        146,456         67,181         87,456
  Interest income (expense), net ....         4,344        12,741          1,569         (1,824)         1,505
  Other income (expense), net .......           376         2,080            770            665            (71)
  Net loss in equity investment (2) .            --        (2,190)            --             --             --
  Gain on sale of investment (2) ....            --         1,427          5,819             --             --
                                        -----------   -----------    -----------    -----------    -----------
  Income before income taxes ........       127,191       196,199        154,614         66,022         88,890
  Provision for income taxes ........        32,377        53,363         39,441         19,481         26,226
                                        -----------   -----------    -----------    -----------    -----------
  Net income ........................   $    94,814   $   142,836    $   115,173    $    46,541    $    62,664
                                        ===========   ===========    ===========    ===========    ===========
  Basic net income per share ........   $      0.48   $      0.74    $      0.63    $      0.25    $      0.32
  Diluted net income per share ......   $      0.45   $      0.70    $      0.59    $      0.24    $      0.31
  Basic common shares outstanding ...       199,184       193,632        183,471        185,250        193,011
  Diluted common shares outstanding .       208,907       205,190        195,509        193,323        202,925

                                                                 Year Ended March 31,
                                        ----------------------------------------------------------------------
                                           2002          2001           2000           1999           1998
                                        -----------   -----------    -----------    -----------    -----------
                                                                    (in thousands)
Balance Cheet Data(1)
  Working capital ...................   $   381,211   $   176,936    $   225,504    $   110,888    $    79,852
  Total assets ......................     1,275,600     1,161,349        861,352        546,396        578,427
  Long-term obligations, less current
    portion .........................            --            --             --         27,678         12,230
  Stockholders' equity ..............     1,075,779       942,848        662,878        384,715        403,729

     (1) On January 16, 2001, we merged with TelCom and accounted for the merger as a pooling-of-interests. Accordingly, the selected financial data has been restated to include the operations of TelCom for all periods presented. TelCom had a December 31 fiscal year end, thus the selected financial data presented for March 31, 2000, 1999 and 1998 have been combined with the operations of TelCom as of and for the years ended December 31, 1999, 1998 and 1997. We have conformed the TelCom financial data to a March 31 year end for the March 31, 2001 fiscal year.
     (2) There were no special charges during the fiscal year ended March 31, 2002. Detailed discussions of the special charges, net loss in equity investment, and gain on sale of investment for the fiscal years ended March 31, 2001 and 2000 are contained in Note 2 to the Consolidated Financial Statements. Detailed explanations of the special charges for the fiscal years ended March 31, 1999 and 1998 are provided below. The following table presents a summary of special charges for the four-year period ended March 31, 2001:

                                                   Year Ended March 31,
                                          --------------------------------------
                                            2001     2000       1999      1998
                                          -------   -------    -------   -------
                                                      (in thousands)

Restructuring charges .................   $ 6,049   $   269    $20,908   $    --
TelCom merger charges .................    10,949        --         --        --
Intellectual property settlement ......        --    (3,600)     5,105     5,000
Legal charges .........................        --     1,200         --        --
Keeloq acquisition ....................        --        --      7,632        --
Sales restructuring ...................        --        --        850        --
Loss on foundry investment ............        --        --         --     8,264
                                          -------   -------    -------   -------

Totals ................................   $17,358   $ 2,131    $34,495   $13,624
                                          =======   =======    =======   =======

FISCAL 1999

     We implemented two restructuring actions during the quarter ended March 31, 1999. First, we eliminated our 5-inch wafer fabrication line, which resulted in a restructuring charge of $7.6 million in the March 1999 quarter. We also decided to restructure our test operations by closing our Taiwan facility and migrating that test capacity to our lower-cost Thailand facility. This action resulted in a restructuring charge of $6.1 million in the March 1999 quarter. These two restructuring actions were undertaken to improve manufacturing flexibility, close our least cost-effective production capacity, and thereby reduce operating costs.

     Included in the restructuring charges resulting from elimination of the 5-inch production capacity was:

     *    $6.8 million related to equipment that was written off
     *    $0.3 million related to employee severance costs, and
     *    $0.5 million related to other restructuring costs.

     Included in the restructuring charges resulting from the closure of the Taiwan facility was $5.6 million related to employee severance costs and $0.5 million related to other restructuring costs.

     Included in the special charge recorded in the quarter ended March 31, 1999 was $1.8 million related to two legal settlements associated with intellectual property matters, and $0.4 million related to the restructure of a portion of our sales infrastructure.

     During the quarter ended June 30, 1998, we recognized a special charge of $3.8 million, which was comprised of a $3.3 million legal settlement with another company involving an intellectual property dispute and a $0.5 million charge associated with the restructuring of a portion of our sales infrastructure. We also incurred charges of $1.7 million for the write-off of obsolete products due to the introduction of newer products, charging this to cost of goods sold.

     In August 1998, TelCom announced plans to shut down its 5-inch wafer fabrication facility in Mountain View, California and use third party foundries for all of its wafer fabrication requirements. In conjunction with the shut-down of its wafer fabrication facility, TelCom recorded fab closure charges totaling $6.5 million, predominately associated with the write-down and write-off of manufacturing equipment and facilities improvements. TelCom recorded one-time charges associated with its manufacturing restructuring of $0.7 million. All restructuring reserves relating to these charges have been fully utilized.

     KEELOQ(R) HOPPING CODE

     On November 17, 1995, we acquired the KEELOQ(R) hopping code technology and patents developed by Nanoteq Ltd. of the Republic of South Africa, and marketing rights related thereto. The acquisition of KEELOQ was treated as an asset purchase for accounting purposes. The amount paid for KEELOQ, including related costs, was $12.9 million. In December 1995, we wrote off $11.4 million, which represented the portion of the purchase price relating to in-process R&D costs, as well as all acquisition-related expenses. The remaining $1.5 million was capitalized as purchased technology. The amount of the purchased technology was determined by applying a discounted cash flow model to the expected future revenue stream of the products acquired.

     In March 1999, a second cash payment of $10.3 million was made in accordance with the terms of the original purchase agreement, and was capitalized as purchased technology. In addition, $1.1 million of legal costs paid to defend the KEELOQ intellectual property was also capitalized, resulting in a total net carrying amount of $11.9 million including the $0.5 million of residual asset value capitalized a part of the initial payment, as of March 31, 1999. Although we were obligated to make the second payment, we were concerned that the recoverability of the carrying amount of the technology asset might not be recoverable due to change in the forecasted cash flows related to the KEELOQ products. In accordance with SFAS 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG LIVED ASSETS AND FOR LONG LIVED ASSETS TO BE DISPOSED OF, paragraphs 4 through 11, we prepared an undiscounted cash flow analysis at March 31, 1999, which determined that the value of the KEELOQ technology was impaired. We measured the impairment using a discounted cash flow analysis to determine the fair value of the asset, which was deemed to be $4.3 million, resulting in an impairment write-down of $7.6 million. The value of the purchased technology remaining at March 31, 1999 of $4.3 million was amortized over 3 years, the remaining life of the technology.

     All restructuring reserves relating to the fiscal 1999 actions have been fully utilized.

FISCAL 1998

     On January 13, 1998, we finalized a settlement of patent litigation with Lucent Technologies Inc. resulting in a $5.0 million special charge during the quarter ended December 31, 1997. This settlement is described in more detail at page 27, below, and in Note 2 to the Consolidated Financial Statements.

     In November 1995, TelCom entered into certain agreements with IC WORKS, Inc., a privately held company located in San Jose, California under which TelCom purchased $3.0 million of IC WORKS preferred stock and provided $10.4 million in capital equipment. In return for this investment, TelCom received a five-year guarantee of submicron wafer fabrication capacity at specified prices, which was projected to start in late 1997. The shortage of wafer capacity that was projected in late 1995 had diminished and following late 1995, substantial foundry capacity was available worldwide while the overall demand had not increased proportionately. Consequently, wafer pricing had decreased dramatically, which changed the economic viability of IC WORKS investment. As a result, in fiscal 1998, TelCom recorded a loss of $8.3 million on its IC WORKS investment consisting of:

     *    $3.0 million write-down of the preferred stock
     *    $5.2 million loss on the sale of capital equipment, and
     * $0.1 million of costs associated with prepayment penalties on the financing of the capital equipment and legal fees.

     All restructuring reserves relating to the fiscal 1998 actions have been fully utilized.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     OUR MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES, INCLUDING STATEMENTS REGARDING OUR STRATEGY, FINANCIAL PERFORMANCE AND REVENUE SOURCES. WE USE WORDS SUCH AS "ANTICIPATE," "BELIEVE," "PLAN," "EXPECT," "FUTURE," "INTEND" AND SIMILAR EXPRESSIONS TO IDENTIFY FORWARD-LOOKING STATEMENTS. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THE RESULTS ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS INCLUDING THOSE SET FORTH IN THIS ITEM 7, AND UNDER "ITEM 1 - BUSINESS - ADDITIONAL FACTORS THAT MAY AFFECT RESULTS OF OPERATIONS," BEGINNING AT PAGE 10, ABOVE, AND ELSEWHERE IN THIS FORM 10-K. ALTHOUGH WE BELIEVE THAT THE EXPECTATIONS REFLECTED IN THE FORWARD-LOOKING STATEMENTS ARE REASONABLE, WE CANNOT

GUARANTEE FUTURE RESULTS, LEVELS OF ACTIVITY, PERFORMANCE OR ACHIEVEMENTS. YOU SHOULD NOT PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS. WE DISCLAIM ANY OBLIGATION TO UPDATE INFORMATION CONTAINED IN ANY FORWARD-LOOKING STATEMENT.

     On January 16, 2001, we merged with TelCom and accounted for the merger as a pooling-of-interests. Accordingly, our consolidated financial statements have been restated to include the operations of TelCom for all periods presented. TelCom had a December 31 fiscal year end, thus the consolidated financial statements presented for March 31, 2000, 1999 and 1998 have been combined with the operations of TelCom as of and for the years ended December 31, 1999, 1998 and 1997. We have conformed the TelCom financial data to a March 31 year end for the March 31, 2001 fiscal year.

RESULTS OF OPERATIONS

     The following table sets forth certain operational data as a percentage of net sales for the years indicated:

                                                  Year Ended March 31,
                                              ----------------------------
                                               2002       2001       2000
                                              ------     ------     ------
     Net sales ............................    100.0%     100.0%     100.0%
     Cost of sales ........................     49.8%      46.8%      48.7%
                                              ------     ------     ------
     Gross profit .........................     50.2%      53.2%      51.3%
     Research and development .............     14.3%      11.0%       9.5%
     Selling, general and administrative ..     14.5%      14.4%      15.7%
     Special charges ......................       --        2.4%      (0.4%)
                                              ------     ------     ------
     Operating income .....................     21.4%      25.4%      26.5%
                                              ======     ======     ======

     NET SALES

     We have one operating industry segment and engage primarily in the design, development, manufacture and marketing of semiconductor products. We sell our products to distributors and OEMs in a broad range of market segments, perform on-going credit evaluations of our customers and generally require no collateral.

     Our net sales of $571.3 million in fiscal 2002 decreased by $144.5 million, or 20.2%, over fiscal 2001, and net sales of $715.7 million in fiscal 2001 increased by $162.7 million, or 29.4%, over fiscal 2000. The decrease in net sales in fiscal 2002 compared to fiscal 2001 resulted primarily from slowing demand from end markets, and to a lesser extent from inventory corrections at our customers, overall semiconductor industry conditions and Serial EEPROM pricing declines. We believe that we have continued to grow our percentage of market share in the embedded control market over the last three fiscal years.

     Our sales increases prior to fiscal 2002 can be attributed to several factors including:

     *    new product introductions
     * strong demand for new and existing products which address our customers' requirements, and
     * focused technical resources that assist our customers in successfully bringing their products to market.

     Our microcontroller product line represents the largest component of our total net sales. Microcontrollers and associated application development systems accounted for approximately 78% of our total net sales in fiscal 2002, approximately 65% of our total net sales in fiscal 2001 and approximately 72% of our total net sales in fiscal 2000. Net sales of our microcontroller products decreased approximately 4% in fiscal 2002, compared to fiscal 2001. The decrease in net sales of our microcontroller products was significantly lower than the decrease in our other product lines due to our continuing design win performance and the overall positioning of our proprietary product offerings. Net sales of our microcontroller products increased approximately 18% in fiscal 2001, compared to fiscal 2000, driven by increased end market demand, our continued design win performance and increases in our overall market share. Historically, average selling prices in the semiconductor industry decrease over the life of any particular product. The overall average selling prices of our microcontroller products have remained relatively constant over time due to the proprietary nature of these products. We have experienced, and expect to continue to experience, moderate pricing pressure in certain microcontroller product lines, due primarily to competitive conditions. We have been able to moderate average selling price declines in our microcontroller product lines by introducing new products with more features and higher prices.

     Sales of our Serial EEPROM products accounted for approximately 14% of our total net sales in fiscal 2002, approximately 25% of our total net sales in fiscal 2001 and approximately 18% of our total net sales in fiscal 1999. Net sales of our Serial EEPROM products decreased approximately 54% in fiscal 2002, compared to fiscal 2001, driven by over supply in the market and significant pricing pressures. Net sales of our Serial EEPROM products increased approximately 81% in fiscal 2001, compared to fiscal 2000 driven primarily by customers' real and perceived supply and demand conditions within the market. Serial EEPROM product pricing responds to changes in supply and demand factors over time, being more commodity than proprietary in nature. During the periods covered by this report, we have experienced various Serial EEPROM product pricing trends due to market conditions. In fiscal 2000, Serial EEPROM product pricing trends showed modest declines, while in fiscal 2001, pricing actually increased due to supply constraints. However, we experienced significant competitive pricing pressures in our Serial EEPROM product lines during the first half of fiscal 2002 returning to modest pricing declines in the second half of fiscal 2002. We anticipate Serial EEPROM pricing to be flat to up 3% in the first quarter of fiscal 2003.

     Sales of mixed-signal analog and interface products accounted for approximately 7% of our total net sales in fiscal 2002, approximately 10% of our total net sales in fiscal 2001 and approximately 11% of our total net sales in fiscal 2000. Net sales of our analog and interface products decreased approximately 39% in fiscal 2002, compared to fiscal 2001. The decrease in net sales of our analog and interface products can be attributed to decreased demand, primarily in the telecommunications market. Net sales of our analog and interface products increased approximately 17% in fiscal 2001, compared to fiscal 2000 driven by customers' real and perceived supply and demand conditions within the market. Analog and interface products can be proprietary or non-proprietary in nature. Currently, we consider approximately 40% of our analog and interface product mix to be proprietary in nature, where prices are relatively stable, similar to the pricing stability of our microcontroller products. The non-proprietary portion of our analog and interface business will experience price fluctuations, driven primarily by the current supply and demand for those products, similar to the pricing pressures experienced in our Serial EEPROM product lines. During fiscal 2002, our analog and interface products experienced price reductions of approximately 25%. The price decreases experienced in fiscal 2002 can be attributed to the supply and demand environment as well as the integration of the TelCom products into our pricing structure. We anticipate the proprietary portion of our analog and interface products to increase over time.

     We may be unable to maintain average selling prices for our microcontroller or other products as a result of increased pricing pressure in the future, which would adversely affect our operating results.

     Sales by product line for the fiscal years ended March 31, 2002, 2001 and 2000 were as follows (in thousands):

                                                     Year Ended March 31,
                                 -----------------------------------------------------------
                                   2002        %         2001       %         2000       %
                                 --------    -----    --------    -----    --------    -----
Microcontrollers ............    $446,753     78.2    $467,661     65.3    $395,510     71.5
Serial EEPROM products ......      81,982     14.4     178,912     25.0      98,658     17.8
Analog and interface products      42,519      7.4      69,157      9.7      58,883     10.7
                                 --------    -----    --------    -----    --------    -----

Total Sales .................    $571,254    100.0%   $715,730    100.0%   $553,051    100.0%
                                 ========    =====    ========    =====    ========    =====

     Our net sales in any given quarter depend upon a combination of orders received in that quarter for shipment in that quarter, which we refer to as turns orders, and shipments from backlog. We measure turns orders at the beginning of a quarter based on the orders needed to meet the revenue target that we set entering the quarter. We emphasize our ability to respond quickly to customer orders as part of our competitive strategy, resulting in customers placing orders with short delivery schedules. Turns orders directly correlate with product lead times, which are currently between two and four weeks generally, essentially unchanged from lead times a year ago. Shorter lead times have the effect of increasing turns orders as a percentage of our business in any given quarter and reducing our visibility on future product shipments. With current lead times between two and four weeks, customers do not place orders beyond their immediate requirements and therefore, we do not currently have the order visibility we experienced throughout fiscal 2001. The percentage of turns orders in any given quarter is dependent on overall semiconductor industry conditions and product lead times. As such, our percentage of turns orders has fluctuated over the last three fiscal years between approximately 20% and 60%. At April 1, 2002, we required turns orders of approximately 57% in order to achieve our revenue target for the first quarter of fiscal 2003. At January 1, 2002, we required turns orders of approximately 61% to achieve our revenue target for the fourth quarter of fiscal 2002.

     Turns orders are difficult to predict, and we may not experience the combination of turns orders and shipments from backlog in any particular quarter that would be sufficient to achieve anticipated net sales. If we do not achieve a sufficient level of turns orders in a particular quarter relative to our projections, our revenue and operating results will suffer.

     THE FOREGOING STATEMENTS REGARDING AVERAGE SELLING PRICES, PRICING PRESSURES IN CERTAIN MICROCONTROLLER PRODUCT LINES, PRICING FLUCTUATIONS IN OUR NON-PROPRIETARY ANALOG AND INTERFACE PRODUCTS LINES, THE INCREASE IN THE PORTION OF OUR ANALOG AND INTERFACE PRODUCT LINE THAT IS PROPRIETARY, PRICING INCREASES FOR SERIAL EEPROM PRODUCTS IN THE FIRST QUARTER OF FISCAL 2003 AND THE LEVEL OF TURNS ORDERS REQUIRED TO MEET OUR REVENUE TARGET FOR THE FIRST QUARTER OF FISCAL 2003, ARE FORWARD-LOOKING STATEMENTS. ACTUAL RESULTS COULD DIFFER MATERIALLY BECAUSE OF THE FOLLOWING FACTORS, AMONG OTHERS: THE LEVEL OF ORDERS THAT ARE RECEIVED AND CAN BE SHIPPED IN A QUARTER; DEMAND FOR OUR PRODUCTS AND THE PRODUCTS OF OUR CUSTOMERS; OUR INVENTORY MIX AND TIMING OF CUSTOMER ORDERS; CUSTOMERS' INVENTORY LEVELS, ORDER PATTERNS AND SEASONALITY; THE LEVEL AT WHICH OUR DESIGN WINS BECOME ACTUAL ORDERS AND SALES; COMPETITION AND COMPETITIVE PRESSURES ON PRICING AND PRODUCT AVAILABILITY; POSSIBLE DISRUPTION IN COMMERCIAL ACTIVITIES OCCASIONED BY TERRORIST ACTIVITY AND ARMED CONFLICT, WHICH COULD RESULT IN CHANGES IN LOGISTICS AND SECURITY ARRANGEMENTS, AND REDUCED CUSTOMER PURCHASES RELATIVE TO EXPECTATIONS; IMPACT OF EVENTS OUTSIDE THE UNITED STATES, SUCH AS THE BUSINESS IMPACT OF FLUCTUATING CURRENCY RATES OR UNREST OR POLITICAL INSTABILITY; THE CYCLICAL NATURE OF BOTH THE SEMICONDUCTOR INDUSTRY AND THE MARKETS ADDRESSED BY OUR PRODUCTS; MARKET ACCEPTANCE OF OUR NEW PRODUCTS AND THOSE OF OUR CUSTOMERS; FLUCTUATIONS IN PRODUCTION YIELDS, PRODUCTION EFFICIENCIES AND OVERALL CAPACITY UTILIZATION; CHANGES IN PRODUCT MIX; ABSORPTION OF FIXED COSTS, LABOR AND OTHER FIXED MANUFACTURING COSTS; COMPETITIVE FACTORS, SUCH AS COMPETING ARCHITECTURES AND MANUFACTURING TECHNOLOGIES AND ACCEPTANCE OF NEW PRODUCTS IN THE MARKETS WE GENERALLY SERVE; AND GENERAL INDUSTRY, ECONOMIC AND POLITICAL CONDITIONS.

     Distributors accounted for 62% of our net sales in fiscal 2002, 65% of our net sales in fiscal 2001 and 63% of our net sales in fiscal 2000. Our largest distributor accounted for approximately 13% of our net sales in fiscal 2002, 14% of our net sales in fiscal 2001 and 14% of our net sales in fiscal 2000. Generally, we do not have long-term agreements with our distributors and our distributors may terminate their relationships with us with little or no advanced notice. The loss of, or the disruption in the operations of, one or more of our distributors could reduce our future net sales in a given quarter and could result in an increase in product returns. At March 31, 2002, distributors were maintaining an average of 2.4 months of inventory of our products. Over the past three fiscal years, the months of inventory maintained by our distributors have fluctuated between approximately 2.4 and 3.7 months. We believe that distributor inventory levels are at or near replenishment levels and that the dollar value and average months' of distributor inventory will increase in future periods as our business returns to a pattern of growth.

     THE FOREGOING STATEMENTS REGARDING DISTRIBUTORS' INVENTORY LEVELS BEING AT OR NEAR REPLENISHMENT LEVELS, THE DOLLAR VALUE AND AVERAGE MONTHS' OF DISTRIBUTOR INVENTORY INCREASING IN FUTURE PERIODS AND OUR BUSINESS RETURNING TO A PATTERN OF GROWTH ARE FORWARD-LOOKING STATEMENTS. ACTUAL RESULTS COULD DIFFER MATERIALLY BECAUSE OF THE FOLLOWING FACTORS, AMONG OTHERS: INVENTORY LEVELS AT OUR DISTRIBUTORS AND AT THE CUSTOMERS OF OUR DISTRIBUTORS; DEMAND FOR OUR PRODUCTS AND THE PRODUCTS OF OUR CUSTOMERS; THE LEVEL AT WHICH OUR DESIGN WINS BECOME ACTUAL ORDERS AND SALES; OUR INVENTORY MIX AND TIMING OF CUSTOMER ORDERS; ORDER PATTERNS AND SEASONALITY; COMPETITION AND COMPETITIVE PRESSURES ON PRICING AND PRODUCT AVAILABILITY; POSSIBLE DISRUPTION IN COMMERCIAL ACTIVITIES OCCASIONED BY TERRORIST ACTIVITY AND ARMED CONFLICT, WHICH COULD RESULT IN CHANGES IN LOGISTICS AND SECURITY ARRANGEMENTS, AND REDUCED CUSTOMER PURCHASES RELATIVE TO EXPECTATIONS; IMPACT OF EVENTS OUTSIDE THE UNITED STATES, SUCH AS THE BUSINESS IMPACT OF FLUCTUATING CURRENCY RATES OR UNREST OR POLITICAL INSTABILITY; THE CYCLICAL NATURE OF BOTH THE SEMICONDUCTOR INDUSTRY AND THE MARKETS ADDRESSED BY OUR PRODUCTS; MARKET ACCEPTANCE OF OUR NEW PRODUCTS AND THOSE OF OUR CUSTOMERS; COMPETITIVE FACTORS, SUCH AS COMPETING ARCHITECTURES AND MANUFACTURING TECHNOLOGIES AND ACCEPTANCE OF NEW PRODUCTS IN THE MARKETS WE GENERALLY SERVE; AND GENERAL INDUSTRY, ECONOMIC AND POLITICAL CONDITIONS.

     Sales by geography for the fiscal years ended March 31, 2002, 2001 and 2000 were as follows (in thousands):

                                         Year Ended March 31,
                       --------------------------------------------------------
                         2002       %        2001       %        2000       %
                       --------   -----    --------   -----    --------   -----
Americas               $192,924    33.8    $236,295    33.0    $191,550    34.6
Europe                  179,355    31.4     219,302    30.6     170,072    30.8
Asia                    198,975    34.8     260,133    36.4     191,429    34.6
                       --------   -----    --------   -----    --------   -----

Total Sales            $571,254   100.0%   $715,730   100.0%   $553,051   100.0%
                       ========   =====    ========   =====    ========   =====

     Our sales to foreign customers have been predominately in Asia and Europe, which we attribute to the manufacturing strength in those areas for automotive, communications, computing, consumer and industrial control products. Americas sales include sales to customers in the United States, Canada, Central America and South America. Sales to foreign customers accounted for approximately 69% of our net sales in fiscal 2002 and approximately 68% of our net sales in each of fiscal 2001 and fiscal 2000. The majority of our foreign sales are U.S. Dollar denominated.

     We enter into hedging transactions from time to time in an attempt to minimize our exposure to currency rate fluctuations. Although none of the countries in which we conduct significant foreign operations have had a highly inflationary economy in the last five years, there is no assurance that inflation rates or fluctuations in foreign currency rates in countries where we conduct operations will not adversely affect our operating results in the future. At March 31, 2002, we had no significant foreign currency contracts outstanding.

     GROSS PROFIT

     Our gross profit was $286.7 million in fiscal 2002, $380.7 million in fiscal 2001 and $283.4 million in fiscal 2000. Gross profit as a percent of sales was 50.2% in fiscal 2002, 53.2% in fiscal 2001 and 51.3% in fiscal 2000.

     The most significant factors affecting gross profit percentage in the periods covered by this report were:

     * reduced levels of manufacturing capacity utilization in fiscal 2002 compared to the previous two fiscal years
     * continued cost reductions in wafer fabrication and assembly and test manufacturing in all periods covered by this report
     * maintenance of average selling prices for our microcontroller products where moderate pricing pressures were significantly offset by new product introductions with more features and higher selling prices in all periods covered by this report
     * significant competitive pricing pressures in Serial EEPROM products in the first half of fiscal 2002 returning to a pattern of more moderate prices declines in the second half of fiscal 2002, as discussed at page 22
     *    pricing increases in Serial EEPROM products during fiscal 2001
     *    modest pricing declines in Serial EEPROM products during fiscal 2000
     * fluctuations in the product mix of microcontroller and analog products and related Serial EEPROM products as illustrated in the chart in Net Sales on page 22, and
     * cost reductions associated with one-week plant shutdowns in each of the first three quarters of fiscal 2002.

     By March 31, 2001, we reduced cumulative wafer capacity at Fab 1 and Fab 2 by approximately 24%, compared to our December 31, 2000 levels, in response to business conditions that resulted in decreased product demand. During fiscal 2002, Fab 1 and Fab 2 operated at approximately 70% of their capacity due to the capacity reductions implemented in the March 2001 quarter and a one-week plant shutdown in each quarter of fiscal 2002. Beginning with the March 2001 quarter, our overall gross margins have been negatively impacted by these actions due to the relatively high fixed costs inherent in our wafer fabrication manufacturing, which continue even at lower capacity levels. We expect capacity utilization in the first quarter of fiscal 2003 to be approximately 80%. We are taking the necessary actions to increase our capacity utilization by increasing variable spending such as direct labor and raw materials costs, and selectively placing orders for longer lead time manufacturing equipment needed to achieve our projected manufacturing outputs.

     Overall inventory levels have declined from $95.7 million as of March 31, 2001 to $88.6 million as of March 31, 2002, confirming that capacity was reduced to a level aligned with market demand. We maintained 110 days of inventory on our balance sheet as of March 31, 2002, compared to 114 days as of March 31, 2001. The highest number of days of inventory that we had experienced for the period covered by this report was 127 days as of September 30, 2001.

     Fab 3 is currently being maintained at minimal operating cost until we expect to require its capacity for production. We currently plan to utilize Fab 3 for our future production requirements. However, as we begin to plan for the mobilization of Fab 3, we continue to explore other, potentially more cost-effective, alternatives that may become available to meet our future production requirements. When required for production, Fab 3 will produce 8-inch wafers. Upon commencement of operations at Fab 3, our operating margins could suffer as production is brought on-line and depreciation on the buildings and related equipment commences.

     Fabs 1 and 2 currently utilize various manufacturing process technologies, but predominantly utilize our 1.0 to 0.5-micron processes. We continue to transition products to more advanced process technologies to reduce future manufacturing costs. In fiscal 2002, approximately 80% of our production was on 8-inch wafers. In fiscal 2001, products produced on 8-inch wafers increased from approximately 55% at the beginning of fiscal 2001 to approximately 80% at the end of fiscal 2001. We anticipate that gross margins will fluctuate over time, driven primarily by the product mix of microcontroller products and related memory products, manufacturing yields, fixed cost absorption, wafer fab loading levels and competitive and economic conditions.

     THE FOREGOING STATEMENTS RELATING TO OUR EXPECTED CAPACITY UTILIZATION IN THE FIRST QUARTER OF FISCAL 2003, CONFIRMATION THAT OUR CAPACITY REDUCTION ACTIONS HAVE ALIGNED CAPACITY WITH MARKET DEMAND, OUR CONTINUING EXPLORATION OF ALTERNATIVES TO MEET OUR FUTURE PRODUCTION REQUIREMENTS, THE TRANSITION TO HIGHER YIELDING MANUFACTURING PROCESSES TO REDUCE FUTURE OPERATING COSTS AND THE FLUCTUATION OF GROSS MARGINS OVER TIME ARE FORWARD-LOOKING STATEMENTS. ACTUAL RESULTS COULD DIFFER MATERIALLY BECAUSE OF THE FOLLOWING FACTORS, AMONG OTHERS:
DEMAND FOR OUR PRODUCTS; FLUCTUATIONS IN PRODUCTION YIELDS, PRODUCTION EFFICIENCIES AND OVERALL CAPACITY UTILIZATION; ABSORPTION OF FIXED COSTS, LABOR AND OTHER DIRECT MANUFACTURING COSTS; COMPETITION AND COMPETITIVE PRESSURE ON PRICING; POSSIBLE DISRUPTION IN COMMERCIAL ACTIVITIES OCCASIONED BY TERRORIST ACTIVITY AND ARMED CONFLICT, WHICH COULD RESULT IN CHANGES IN LOGISTICS AND SECURITY ARRANGEMENTS, AND REDUCED END-USER PURCHASES RELATIVE TO EXPECTATIONS; IMPACT OF EVENTS OUTSIDE THE UNITED STATES, SUCH AS THE BUSINESS IMPACT OF FLUCTUATING CURRENCY RATES OR UNREST OR POLITICAL INSTABILITY; OUR ABILITY TO INCREASE MANUFACTURING CAPACITY AS NEEDED; COST AND AVAILABILITY OF RAW MATERIALS; CHANGES IN PRODUCT MIX; AND OTHER INDUSTRY AND ECONOMIC CONDITIONS.

     At March 31, 2002, approximately 53% of our assembly requirements were being performed in our Thailand facility, compared to approximately 45% as of March 31, 2001. Third-party contractors located throughout Asia perform the balance of our assembly operations. Substantially all of our test requirements were being performed in our Thailand facility as of March 31, 2002, compared to approximately 95% as of March 31, 2001. We believe that the assembly and test operations performed at our Thailand facility provide us with significant cost savings when compared to third-party contractor assembly and test costs, as well as increased control of these portions of the manufacturing process.

     Our reliance on third parties involves some reduction in our level of control over the portions of our business that we subcontract. While we review the quality, delivery and cost performance of our third-party contractors, our future operating results could suffer if any third-party contractor is unable to maintain manufacturing yields, assembly and test yields and costs at approximately their current levels.

     Our reliance on foreign operations, maintenance of substantially all of our finished goods in inventory at foreign locations, and significant foreign sales exposes us to foreign political and economic risks, including:

     *    political, social and economic instability
     *    trade restrictions and changes in tariffs
     *    import and export license requirements and restrictions
     *    difficulties in staffing and managing international operations
     *    employment regulations
     *    disruptions in international transport or delivery
     *    fluctuations in currency exchange rates
     *    difficulties in collecting receivables
     *    economic slowdown in the worldwide markets served by us, and
     *    potentially adverse tax consequences.

     To date, we have not experienced any significant interruptions in our foreign business operations. If any of these risks materialize, our sales could decrease and our operating results could suffer.

     RESEARCH AND DEVELOPMENT (R&D)

     R&D expenses for fiscal 2002 were $81.7 million, or 14.3% of sales, compared to $78.6 million, or 11.0% of sales fiscal 2001 and $52.4 million, or 9.5% of sales for fiscal 2000. We are committed to continuing our investment in new and enhanced products, including development systems, and in our design and manufacturing process technologies. We believe these investments are significant factors in maintaining our competitive position. We expense all R&D costs as incurred. R&D expenses include expenditures for labor, masks, prototype wafers, and expenses for the development of process technologies, new packages, and software to support new products and design environments.

     R&D expenses increased $3.1 million, or 3.9% for fiscal 2002 over fiscal 2001. R&D expenses increased $26.2 million, or 50.1% for fiscal 2001 over fiscal 2000. The primary reason for the dollar increase in R&D costs in fiscal 2002 over fiscal 2001 and fiscal 2000 was increased labor and professional service costs associated with expanding our technical resources. R&D expenses would have increased more in fiscal 2002 if we had not implemented unpaid one-week plant shutdowns in each of the first two quarters of fiscal 2002.

     SELLING, GENERAL AND ADMINISTRATIVE

     Selling, general and administrative expenses for fiscal 2002 were $82.6 million, or 14.5% of sales, compared to $102.6 million, or 14.4% of sales for fiscal 2001 and $86.8 million, or 15.7% of sales for fiscal 2000. Selling, general and administrative expenses include salary expenses related to field sales, marketing and administrative personnel, advertising and promotional expenditures and legal expenses. Selling, general and administrative expenses also include costs related to our direct sales force and field applications engineers who work in sales and support centers worldwide to stimulate demand by assisting customers in the use and proper selection of our products.

     Selling, general and administrative expenses decreased $20.0 million, or 19.5%, for fiscal 2002 over fiscal 2001. The primary reason for the dollar decrease in selling, general and administrative costs in fiscal 2002 over fiscal 2001 relate to reductions in wages, bonuses and recruitment costs and unpaid one-week plant shutdowns in each of the first two quarters of fiscal 2002. Selling, general and administrative expenses increased $15.9 million, or 18.3%, for fiscal 2001 over fiscal 2000. The primary reason for the dollar increase in selling, general and administrative costs in fiscal 2001 over fiscal 2000 was the labor and recruitment costs associated with expanding our employment base to support the growth of our business.

     Selling, general and administrative expenses fluctuate over time, primarily due to revenue and operating expense levels.

     SPECIAL CHARGES

     There were no special charges in fiscal 2002.

     The following table presents a summary of special charges for the fiscal years ended March 31, 2001 and 2000:

                                                    Year Ended March 31,
                                                   -----------------------
                                                    2001            2000
                                                   -------         -------
                                                        (in thousands)
     Restructuring charges                         $ 6,409         $   269
     TelCom merger charges                          10,949              --
     Intellectual property settlement                   --          (3,600)
     Legal charges                                      --           1,200
                                                   -------         -------

     Totals                                        $17,358         $(2,131)
                                                   =======         =======

FISCAL 2001

     During the March 2001 quarter, we implemented capacity and cost reduction actions necessitated by the downturn in the semiconductor industry. We reduced cumulative wafer fab capacity at Fabs 1 and 2 by approximately 24%, compared to our December 31, 2000 levels. We also decided to close our Hong Kong test facility, acquired as part of the TelCom transaction, and migrate these test requirements to our Thailand test facility. The capacity reduction at Fabs 1 and 2 was completed by the end of the March 2001 quarter. The closure of the Hong Kong facility was completed by June 30, 2001. These actions resulted in a restructuring charge of $6.4 million in the March 2001 quarter. These actions were undertaken to reduce both manufacturing capacity and manufacturing costs. The reduction in wafer fab capacity was required due to reduced customer demand. The closure of the Hong Kong facility was undertaken to rationalize our test manufacturing capacity and migrate the test requirements to our more cost-effective test facility in Thailand.

     Included in the restructuring charges resulting from these actions was:

     *    $4.0 million related to equipment that was written off
     *    $2.1 million related to employee severance costs, and
     *    $0.3 million related to other restructuring costs.

     On January 16, 2001, we completed our merger with TelCom. Under the terms of the merger agreement, we exchanged each share of TelCom common stock for
0.795 of a share of Microchip common stock. We issued 14,702,184 shares of our common stock and assumed all outstanding TelCom stock options. The transaction was structured as a tax-free reorganization and is being accounted for as a pooling-of-interests.

     During the March 2001 quarter, we recognized a special charge of $10.9 million for costs associated with the TelCom transaction. These costs included:

     *    $7.3 million associated with investment banking fees
     *    $1.6 million associated with legal and accounting fees
     *    $0.9 million of severance costs, and
     *    $1.1 million related to other costs.

     All reserves relating to the special charges for the fiscal 2001 actions have been fully utilized and there were no reversals of previously provided amounts.

FISCAL 2000

     TelCom recorded restructuring charges in its quarter ended March 31, 1999 of $0.3 million, primarily for employee severance costs. These charges have been reflected in our fiscal 2000 operating results. All restructuring reserves relating to these charges have been fully utilized.

     LEGAL SETTLEMENT WITH LUCENT TECHNOLOGIES INC.

     On January 13, 1998, we finalized a settlement of patent litigation with Lucent Technologies Inc. resulting in a $5,000,000 special charge during the quarter ended December 31, 1997. Under the terms of the settlement, we made one-time cash payment to Lucent and issued to Lucent a warrant to acquire 1,012,500 shares of our common stock at $7.48 per share. We originally assigned a value of $3.3 million to the warrant and recorded the amount in accrued liabilities. The warrant was exercised by the holder in fiscal 2002, and the $3.3 million was reclassified to additional paid-in capital and is now reflected in our Statement of Stockholders' Equity and Other Comprehensive Income. The terms of the settlement also provided for a contingent payment to Lucent if our earnings per share performance for the three and one-half year period ended June 30, 2001 did not meet certain targeted levels. Based on the estimate of earnings per share for the measurement period as of March 31, 1999, we provided appropriate reserves to meet this liability. Due to the sale of the warrant by the holder to a third party, the associated reserve became unnecessary and $3.6 million of the special charge was reversed in the quarter ended September 30, 1999.

     We also recorded a special charge related to other legal issues in the amount of $1.2 million in the quarter ended September 30, 1999.

     Additionally, we recorded a special charge related to other legal issues in the amount of $1.2 million in the quarter ended September 30, 1999.

     All reserves relating to the special charges for the fiscal 2000 actions have been fully utilized and there were no reversals of previously provided amounts.

     OTHER INCOME (EXPENSE)

     Interest income in fiscal 2002 decreased from interest income in fiscal 2001, although average invested cash balances were higher in fiscal 2002. The decrease in interest income was primarily driven by significantly lower interest rates applicable to our invested cash balances during fiscal 2002 compared to the interest rates applied during fiscal 2001. Interest income in fiscal 2001 increased from fiscal 2000 as a result of higher invested cash balances due primarily to the receipt of proceeds of $114.0 million from follow-on public offerings completed in March 2000.

     PROVISION FOR INCOME TAXES

     Provisions for income taxes reflect tax on foreign earnings and federal and state tax on U.S. earnings. Our effective tax rate was 25.5% in fiscal 2002, 27.2% in fiscal 2001 and 25.5% in fiscal 2000, and is lower than statutory rates in the United States due primarily to lower tax rates at our foreign locations and R&D tax credits. The decrease in our effective tax rate in fiscal 2002 was primarily related to increased R&D tax credits that were available to us. Based on our current assumptions, we anticipate that our effective tax rate for fiscal 2003 will be approximately 25.5%.

     THE FOREGOING STATEMENT REGARDING OUR ANTICIPATED EFFECTIVE TAX RATE FOR FISCAL 2003 IS A FORWARD-LOOKING STATEMENT. ACTUAL RESULTS COULD DIFFER MATERIALLY BECAUSE OF THE FOLLOWING FACTORS, AMONG OTHERS: CURRENT TAX LAWS AND REGULATIONS; TAXATION RATES IN GEOGRAPHIC REGIONS WHERE WE HAVE SIGNIFICANT OPERATIONS; THE PORTION OF TOTAL INCOME GENERATED IN EACH TAXING JURISDICTION; AND CURRENT TAX HOLIDAYS AVAILABLE IN FOREIGN LOCATIONS.

EURO CONVERSION ISSUES

     We operate in the European Market and currently generate approximately one-third of our total net sales from customers located in Europe. Our commercial headquarters in Europe are located in the United Kingdom, which is not currently one of the 11 member states of the European Union that has converted to the Euro.

     We currently conduct approximately 97.7% of our business in Europe in U.S. Dollars and approximately 2.1% of our business in Europe in Pounds Sterling. The balance of our net sales in Europe is conducted in the Euro. We will monitor the potential commercial impact of conversion of a portion of our current business to the Euro, but we do not currently anticipate any material impact to our business or operations based on this transition.

     THE FOREGOING STATEMENT REGARDING THE ANTICIPATED IMPACT OF THE TRANSITION TO THE EURO CURRENCY IS A FORWARD-LOOKING STATEMENT. ACTUAL RESULTS COULD DIFFER MATERIALLY BECAUSE OF THE FOLLOWING FACTORS, AMONG OTHERS: LEVELS OF SALES IN EUROPE THAT MAY BE CONDUCTED IN THE EURO; AND FLUCTUATIONS IN CURRENCY EXCHANGE RATES.

LIQUIDITY AND CAPITAL RESOURCES

     We had $280.6 million in cash and cash equivalents at March 31, 2002, an increase of $150.7 million from the March 31, 2001 balance. During the fiscal year ended March 31, 2002, we maintained an unsecured revolving credit facility with a syndicate of banks totaling $100.0 million. We can elect to increase the facility to $150.0 million, subject to certain conditions set forth in the credit agreement. This facility terminates on May 31, 2003. There were no borrowings against the line of credit as of March 31, 2002. We are required to achieve certain financial ratios and operating results to maintain this line of credit and were in compliance with these covenants as of March 31, 2002.

     We also maintain an unsecured short-term line of credit with various financial institutions in Asia totaling $20.0 million (U.S. dollar equivalent). There were no borrowings under the foreign line of credit as of March 31, 2002, but an allocation of $0.8 million of the available line was made, related to import guarantees associated with our business in Thailand. There are no covenants related to the foreign line of credit.

     At March 31, 2002, an aggregate of $119.2 million of these facilities was available, subject to financial covenants and ratios with which we were in compliance. Our ability to fully utilize these facilities is dependent on our remaining in compliance with such covenants and ratios.

     Net cash provided from operating activities was $178.8 million for fiscal 2002, $254.4 million for fiscal 2001 and $246.9 million for fiscal 2000. The principal changes in cash flow from operations during fiscal 2002 was related to decreased profitability, offset by the impact of inventory valuation provisions, changes in inventories and changes in other assets and liabilities.

     Our level of capital expenditures varies from time to time as a result of actual and anticipated business conditions. Capital expenditures were $44.7 million in fiscal 2002, $441.1 million in fiscal 2001 and $214.0 million in fiscal 2000. The primary reason for the dollar decrease in capital expenditures from the prior year was the reduction in the level of capacity expansion activities in response to reduced demand. Capital expenditures were primarily for the expansion of production capacity and the addition of research and development equipment in each of these periods. We currently intend to spend approximately $150.0 million during the next 12 months to invest in equipment to maintain and increase capacity at our existing wafer fabrication and product assembly and test facilities.

     We expect to finance capital expenditures through our cash flows from operations and available debt arrangements. We believe that the capital expenditures anticipated to be incurred over the next 12 months will provide sufficient manufacturing capacity to meet our currently anticipated needs.

     THE FOREGOING STATEMENTS REGARDING THE ANTICIPATED LEVEL OF CAPITAL EXPENDITURES OVER THE NEXT 12 MONTHS AND THE FINANCING OF SUCH CAPITAL EXPENDITURES, ARE FORWARD-LOOKING STATEMENTS. ACTUAL RESULTS COULD DIFFER MATERIALLY BECAUSE OF THE FOLLOWING FACTORS, AMONG OTHERS: THE CYCLICAL NATURE OF THE SEMICONDUCTOR INDUSTRY AND THE MARKETS ADDRESSED BY OUR PRODUCTS; MARKET ACCEPTANCE OF OUR PRODUCTS AND OF OUR CUSTOMERS' PRODUCTS; DEMAND FOR OUR PRODUCTS; UTILIZATION OF CURRENT MANUFACTURING CAPACITY; THE AVAILABILITY AND COST OF RAW MATERIALS, EQUIPMENT AND OTHER SUPPLIES; AND ECONOMIC, POLITICAL AND OTHER CONDITIONS IN THE WORLDWIDE MARKETS SERVED BY US.

     Net cash provided by financing activities was $16.1 million for fiscal 2002, $109.5 million for fiscal 2001 and $123.4 for fiscal 2000. Proceeds from the sale of stock and put options were $43.8 million for fiscal 2002, $118.5 million for fiscal 2001 and $151.2 million for fiscal 2000. Payments on long term debt and capital lease obligations were $5.5 million in fiscal 2000. Repayments on lines of credit were $9.0 million and $17.5 million for the years ended March 31, 2001 and 2000. Cash expended for the purchase of our common stock was $27.8 million in fiscal 2002 and $4.8 million in fiscal 2000.

     In connection with a stock repurchase program, during the year ended March 31, 2000 we purchased a total of 654,000 shares of our common stock in open market activities at a total cost of $4.8 million. We maintained a net shares settled forward contract during the years ended March 31, 2002, 2001 and 2000. The table below contains a summary of the share and cash activity under this contract:

                                              Year Ended March 31,
                                       ----------------------------------
                                         2002         2001         2000
                                       --------     --------     --------
                                                 (in thousands)

     Shares received                         --          277        4,122
     Shares delivered                      (573)        (996)          --
                                       --------     --------     --------
     Net shares received (delivered)       (573)        (719)       4,122
                                       ========     ========     ========

     Cash received                     $ 14,084     $ 17,190     $ 10,243
     Cash delivered                          --         (128)          --
                                       --------     --------     --------
     Net cash received (delivered)     $ 14,084     $ 17,062     $ 10,243
                                       ========     ========     ========

     During fiscal 2002, we made a net delivery of 572,645 shares of our common stock. We also received approximately $14.1 million in connection with an early termination covering 1,650,000 of the shares outstanding under the net shares settled forward contract. We closed out the net shares settled forward contract in its entirety on January 15, 2002 and made a cash payment of $27.8 million to purchase the remaining 1,610,606 shares of our common stock outstanding under the contract. The purchased shares were held as treasury shares and were used to fund stock option exercises and purchases under our employee stock purchase plan through April 9, 2002.

     We had no off balance sheet financings at March 31, 2002.

     At March 31, 2002, we had contractual obligations of approximately $36.3 million for the purchase or construction of property, plant and equipment.

     On May 22, 2002, we signed a definitive agreement to acquire PowerSmart, Inc. We will pay approximately $54.0 million in cash for PowerSmart and will assume a balance sheet with approximately $4.0 million in cash and other net assets. The transaction will be accounted for as a purchase and will be funded by our existing cash balances. The transaction is expected to close by June 7, 2002, following approval by PowerSmart's stockholders.

     We believe that our existing sources of liquidity combined with cash generated from operations will be sufficient to meet our currently anticipated cash requirements for at least the next 12 months. However, the semiconductor industry is capital intensive. In order to remain competitive, we must constantly evaluate the need to make significant investments in capital equipment for both production and research and development. We may seek additional equity or debt financing during the next 12 months for the capital expenditures required to maintain or expand our wafer fabrication and product assembly and test facilities, investments in or acquisitions of complimentary businesses, products or technologies or other purposes. The timing and amount of any such capital requirements will depend on a number of factors, including demand for our products, changes in industry conditions, product mix, and competitive factors. There can be no assurance that such financing will be available on acceptable terms, and any additional equity financing could result in incremental dilution to existing investors.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     GENERAL

     Our discussion and analysis of Microchip's financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. We review the accounting policies we use in reporting our financial results on a regular basis. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, allowance for doubtful accounts, inventories, income taxes, property plant and equipment and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Results may differ from these estimates due to actual outcomes being different from those on which we based our assumptions. We review these estimates and judgments on an ongoing basis. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

     REVENUE RECOGNITION

     We recognize revenue from product sales upon shipment to OEMs and to distributors who have no, or limited, product return rights and no price protection rights. For sales recorded upon shipment, we record reserves to cover the estimated customer returns. Returns have historically been less than 1.5% of sales. To the extent rates of return change, our estimates for the reserves necessary to cover such returns would also change. When distributors have broad rights to return products and price protection rights, we defer revenue recognition until the distributor sells the product to the end customer. Upon shipment, amounts billed to distributors with broad rights to return product and price protection rights are included as accounts receivable, inventory is relieved, the sale is deferred and the gross margin is reflected as a current liability until the product is sold by the distributor to their customers.

     ALLOWANCE FOR DOUBTFUL ACCOUNTS

     We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments, which is included in bad debt expense. We determine the adequacy of this allowance by regularly reviewing the composition of our accounts receivable aging and evaluating individual customer receivables, considering such customer's financial condition, credit history and current economic conditions. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Write-offs of customer account balances have ranged between $0.3 million and $0.6 million annually during the periods covered by this report.

     INVENTORIES

     Inventories are valued at the lower of cost or market using the first-in, first-out (FIFO) method. We write down our inventory for estimated obsolescence or unmarketable inventory in an amount equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those we projected, additional inventory write-downs may be required. Inventory impairment charges establish a new cost basis for inventory and charges are not subsequently reversed to income even if circumstances later suggest that increased carrying amounts are recoverable. In estimating our reserves for obsolescence, we generally evaluate estimates of demand over a 12-month period and provide reserves for inventory on hand in excess of the estimated 12-month demand.

     INCOME TAXES

     As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income within the relevant jurisdiction and to the extent we believe that recovery is not likely, we must establish a valuation allowance. We have not provided for a valuation allowance because we believe that our deferred tax assets will be recovered from future taxable income. Should we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made. At March 31, 2002, our gross deferred tax asset was $84.0 million. Numerous taxing authorities in the countries in which we do business are increasing their scrutiny of various tax structures employed by businesses. We believe that we maintain adequate tax reserves to offset any potential tax liabilities that may arise upon audit in these countries. If such amounts ultimately prove to be unnecessary, the resulting reversal of such reserves would result in tax benefits being recorded in the period the reserves are no longer deemed necessary. If such amounts ultimately prove to be less than the ultimate assessment, a future charge to expense would result.

     THE FOREGOING STATEMENTS REGARDING THE RECOVERABILITY OF OUR DEFERRED TAX ASSET AND THE ADEQUACY OF OUR TAX RESERVES ARE FORWARD-LOOKING STATEMENTS. ACTUAL RESULTS COULD DIFFER MATERIALLY BECAUSE OF THE FOLLOWING FACTORS, AMONG
OTHERS: RESULTS OF ANY AUDIT CONDUCTED BY THE VARIOUS TAXING AUTHORITIES IN THE COUNTRIES IN WHICH WE DO BUSINESS; THE LEVEL OF OUR TAXABLE INCOME AND WHETHER OUR TAXABLE INCOME WILL BE SUFFICIENT TO UTILIZE THE DEFERRED TAX ASSET; CURRENT AND FUTURE TAX LAWS AND REGULATIONS; AND TAXATION RATES IN GEOGRAPHIC REGIONS WHERE WE HAVE SIGNIFICANT OPERATIONS.

     PROPERTY PLANT & EQUIPMENT

     Property, plant and equipment are stated at cost. Major renewals and improvements are capitalized, while maintenance and repairs are expensed when incurred. At March 31, 2002, the carrying value of our property and equipment totaled $716.0 million, which represents 56.1% of total assets. This carrying value reflects the application of our property and equipment accounting policies, which incorporate estimates, assumptions and judgements relative to the useful lives of our property and equipment. Depreciation is provided on a straight-line basis over the estimated useful lives of the related assets, which range from five to seven years on manufacturing equipment and approximately 25 years on buildings. We evaluate the carrying value of our property and equipment when events or changes in circumstances indicate that the carrying value of such assets may be impaired. Asset impairment evaluations are, by nature, highly subjective.

     Fab 3 has not been placed in service and the related depreciation of the assets at the facility has not commenced. The lives to be used for depreciating the equipment at Fab 3 will be evaluated at such time as the assets are placed in service. We do not believe that the temporary idling of such assets has impaired the estimated life or values of the underlying assets.

     The estimates, assumptions and judgments we use in the application of our property and equipment policies reflect both historical experience and expectations regarding future industry conditions and operations. The use of different estimates, assumptions and judgments regarding the useful lives of our property and equipment and expectations regarding future industry conditions and operations, would likely result in materially different carrying values of assets and results of operations.

     We do not currently hold title to the land on which our Thailand facility resides. The land is subject to a complex restructuring situation relating to the seller of the land. We have provided reserves that we estimate will be adequate to obtain full title. Such reserves are set at the estimated fair value of the land. However, timing of the resolution and the ultimate amount to be paid could change.

     LITIGATION

     Our current estimated range of liability related to certain pending litigation is based on claims for which we can estimate the amount and range of loss, and recorded reserves were not significant at March 31, 2002. Because of the uncertainties related to both the amount and range of loss on the remaining pending litigation, we are unable to make a reasonable estimate of the liability that could result from an unfavorable outcome. As additional information becomes available, we will assess the potential liability related to our pending litigation and revise our estimates. Revisions in our estimates of the potential liability could materially impact our results of operation and financial position.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     SFAS 144

     In August 2001, the Financial Accounting Standards Board, or FASB, issued SFAS No. 144, "ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS." This statement establishes a single accounting model for long-lived assets to be disposed of by sale and resolves significant implementation issues related to SFAS No. 121, "ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF" and is effective for fiscal years beginning after December 15, 2001 with earlier adoption encouraged. We are currently evaluating the impact of adopting SFAS No. 144, and have not yet determined the effect, if any, such adoption would have on our results of operations or our financial position.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our investment portfolio, consisting of fixed income securities, was $247.6 million as of March 31, 2002, and $130.1 million as of March 31, 2001. These securities, like all fixed income instruments, are subject to interest rate risk and will decline in value if market interest rates increase. If market rates were to increase immediately and uniformly by 10% from the levels of March 31, 2002 and March 31, 2001, the decline in the fair value of our investment portfolio would not be material. Additionally, we have the ability to hold our fixed income investments until maturity and, therefore, we would not expect to recognize any material adverse impact in income or cash flows.

     We have international operations and are thus subject to foreign currency rate fluctuations. To date, our exposure related to exchange rate volatility has not been significant. If foreign currency rates fluctuate by 15% from the rates at March 31, 2002 and March 31, 2001, the effect on our financial position and results of operation would not be material.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Consolidated Financial Statements listed in the index appearing under
Item 14(a)(1) hereof are filed as part of this Form 10-K. See also Index to Financial Statements, below.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Following the close of fiscal 2001, our Board of Directors, upon the recommendation of the Audit Committee, determined not to renew the engagement of KPMG LLP as Microchip's independent auditors. KPMG had served as our independent auditors for the fiscal years ended March 31, 1993 through and including March 31, 2001. The decision to not renew KPMG's engagement did not occur due to any existing or previous accounting disagreements with KPMG, and KPMG did not express any disclaimer of opinion, adverse opinion, qualification or limitation regarding our financial statements or the audit process, for the fiscal years ended March 31, 2001 or 2000, or the interim period that had commenced April 1, 2001. Neither were there any accounting disagreements nor reportable events within the meaning of Item 304(a)(1)(iv) and Item 304(a)(1)(v) of Securities and Exchange Commission Regulation S-K for those periods. KPMG concurred with the foregoing statements in this paragraph in a letter addressed to the Securities and Exchange Commission. That letter was included in our Current Report on Form 8-K filed with the Securities and Exchange Commission on May 22, 2001, Exhibit 16.

     Upon the recommendation of the Audit Committee, on June 6, 2001, the Board of Directors engaged Ernst & Young LLP, independent auditors, to audit our consolidated financial statements for the fiscal year 2002. We did not seek the advice of Ernst & Young on specific audit issues relating to our consolidated financial statements prior to engagement of that firm. We reported the engagement of Ernst & Young in our Current Report on Form 8-K filed June 7, 2001.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information on the members of our board of directors is incorporated herein by reference to our proxy statement for the 2002 annual meeting of stockholders under the caption "Proposal One - Election of Directors."

     Information on our executive officers is provided in Item I, Part I of this Form 10-K under the caption "Executive Officers" at page 9, above.

     Information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is incorporated herein by reference to our proxy statement for the 2002 annual meeting of stockholders under the caption "Section 16(a) Beneficial Ownership Reporting Compliance."

ITEM 11. EXECUTIVE COMPENSATION

     Information with respect to executive compensation is incorporated herein by reference to the information under the caption "Executive Compensation" in our proxy statement for the 2002 annual meeting of stockholders.

     Information with respect to director compensation is incorporated herein by reference to the information under the caption "Proposal One - Election of Directors" in our proxy statement for the 2002 annual meeting of stockholders.

     Information with respect to compensation committee interlocks and inside participation is incorporated herein by reference to the information under the caption "Compensation Committee Interlocks and Insider Participation" in our proxy statement for the 2002 annual meeting of stockholders.

     Information with respect to changes in our cumulative shareholder return on our common stock is incorporated herein by reference to the information under the caption "Performance Graph" in our proxy statement for the 2002 annual meeting of stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information with respect to security ownership of certain beneficial owners and management is incorporated herein by reference to the information under the caption "Security Ownership of Principal Stockholders, Directors and Executive Officers" in our proxy statement for the 2002 annual meeting of stockholders.

     Information with respect to securities authorized for issuance under our equity compensation plans is incorporated herein by reference to the information under the caption "Equity Compensation Plan Information" in our proxy statement for the 2002 annual meeting of stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Not applicable.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)  The following documents are filed as part of this Form 10-K:

                                                                        Page No.
                                                                        --------
          (1)  Financial Statements:

               Report of Ernst & Young LLP, Independent Auditors           F-1

               Report of KPMG LLP, Independent Auditors                    F-2

               Consolidated Balance Sheets as of March 31, 2002 and 2001   F-3

               Consolidated Statements of Income for each of the
               years in the three-year period ended March 31, 2002         F-4

               Consolidated Statements of Cash Flows for each of the
               years in the three-year period ended March 31, 2002         F-5

               Consolidated Statements of Stockholders' Equity and
               Other Comprehensive Income for each of the years in
               the three-year period ended March 31, 2002                  F-6

               Notes to Consolidated Financial Statements                  F-7

          (2) Financial Statement Schedules - Applicable schedules have been omitted because information is included in the footnotes to the Financial Statements.

          (3)  The Exhibits filed with this Form 10-K or incorporated herein by reference are set forth in the Exhibit Index appearing on page E-1 hereof, which Exhibit Index is
               incorporated herein by this reference.                      E-1

     (b) We did not file any current report on Form 8-K during the quarter ended March 31, 2002.

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

Date: June 3, 2002

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

Name and Signature                         Title                        Date
------------------                         -----                        ----

/s/ Steve Sanghi             Director, President and                June 3, 2002
-------------------------    Chief Executive Officer
Steve Sanghi

Albert J. Hugo-Martinez*     Director                               June 3, 2002

L. B. Day*                   Director                               June 3, 2002

Matthew W. Chapman*          Director                               June 3, 2002

Wade F. Meyercord*           Director                               June 3, 2002

/s/ Gordon W. Parnell        Vice President and Chief Financial
-------------------------    Officer (Principal Financial           June 3, 2002
Gordon W. Parnell            and Accounting Officer)


*By: /s/ Steve Sanghi
     --------------------
     Steve Sanghi            Individually and as Attorney-in-fact   June 3, 2002

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

                                  EXHIBIT INDEX

Exhibit No.                        Description                          Page No.
-----------                        -----------                          --------
3.3            Certificate of Ownership and Merger Merging ASIC
               Technical Solutions, Inc. into Microchip Technology
               Incorporated [Incorporated by reference to Exhibit 3.3 to Registrant's Annual Report on Form 10-K dated for the fiscal year ending March 31, 2001.]

3.4 Certificate of Ownership and Merger Merging TelCom Semiconductor, Inc. with and into Microchip Technology Incorporated [Incorporated by reference to Exhibit 3.4 to Registrant's Annual Report on Form 10-K dated for the fiscal year ending March 31, 2001.]

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

10.3           1993 Stock Option Plan, as Amended Through May 6, 2002

10.4 Form of Notice of Grant For 1993 Stock Option Plan, with Exhibit A thereto, Form of Stock Option Agreement; and Exhibit B thereto, Form of Stock Purchase Agreement [Incorporated by reference to Exhibit No. 10.6
               Registration Statement No. 333-872]

10.5 2001 Employee Stock Purchase Plan [Incorporated by reference to Exhibit No. 10.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001]

10.6           Form of Enrollment Form For 2001 Employee Stock
               Purchase Plan [Incorporated by reference to Exhibit No.
               10.1 to Registration Statement No. 333-73506]

10.7 Form of Change Form For 2001 Employee Stock Purchase Plan [Incorporated by reference to Exhibit No. 10.2 to Registration Statement No. 333-73506]

10.8           Form of Executive Officer Severance Agreement
               [Incorporated by reference to Exhibit No. 10.7 to Registration Statement No. 333-872]

10.9 Credit Agreement dated as of May 31, 2000 among Registrant, the Banks named therein, Bank One, NA, as LC Issuer and Administrative Agent, Wells Fargo Bank, National Association, as Syndication Agent and Bank of America, N.A., as Documentation Agent [Incorporated by reference to Exhibit No. 10.10 to Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 2000]

                                  EXHIBIT INDEX

Exhibit No.                        Description                          Page No.
-----------                        -----------                          --------
10.10 Modification Agreement dated as of August 31, 2000 to the Credit Agreement dated as of May 31, 2000 by and among Registrant, the Banks named therein, Bank One, NA, as LC Issuer and Administrative Agent, Wells Fargo
               Bank, National Association, as Syndication Agent and
               Bank of America, N.A., as Documentation Agent
               [Incorporated by reference to Exhibit No. 10.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000]

10.11 Development Agreement dated as of August 29, 1997 by and between Registrant and the City of Chandler, Arizona [Incorporated by reference to Exhibit No. 10.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997]

10.12 Development Agreement dated as of July 17, 1997 by and between Registrant and the City of Tempe, Arizona [Incorporated by reference to Exhibit No. 10.2 to Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997]

10.13 Addendum to Development Agreement by and between Registrant and the City of Tempe, Arizona, dated May 11, 2000 [Incorporated by reference to Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997]

10.14          1997 Nonstatutory Stock Option Plan, as Amended Through
               February 11, 2002

10.15 Form of Notice of Grant For 1997 Nonstatutory Stock Option Plan, with Exhibit A thereto, Form of Stock Option Agreement [Incorporated by reference to Exhibit No. 10.17 to Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1998]

10.16 International Employee Stock Purchase Plan as Amended Through April 25, 1997 [Incorporated by reference to Exhibit No. 10 to Registration Statement No. 333-40791]

10.17 TelCom Semiconductor, Inc. 1994 Stock Option Plan and forms of agreements thereunder [Incorporated by reference to Exhibit No. 4.1 to Registration Statement No. 333-53876]

10.18 TelCom Semiconductor, Inc. 1996 Director Option Plan and forms of agreements used thereunder [Incorporated by reference to Exhibit No. 4.2 to Registration
               Statement No. 333-53876]

10.19          TelCom Semiconductor, Inc. 2000 Nonstatutory Stock
               Option Plan and forms of agreements used thereunder [Incorporated by reference to Exhibit 4.4 to Registration Statement No. 333-53876]

21.1           Subsidiaries of Registrant

23.1           Consent of Ernst & Young LLP, Independent Auditors

23.2           Consent of KPMG LLP, Independent Auditors

                                  EXHIBIT INDEX

Exhibit No.                        Description                          Page No.
-----------                        -----------                          --------
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


                            YEAR ENDED MARCH 31, 2002

                        MICROCHIP TECHNOLOGY INCORPORATED
                                AND SUBSIDIARIES

                                CHANDLER, ARIZONA

               MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES

                   Index to Consolidated Financial Statements

                                                                     Page Number
                                                                     -----------
Report of Ernst & Young LLP, Independent Auditors                        F-1

Report of KPMG LLP, Independent Auditors                                 F-2

Consolidated Balance Sheets as of March 31, 2002 and 2001                F-3

Consolidated Statements of Income for each of the years
  in the three-year period ended March 31, 2002                          F-4

Consolidated Statements of Cash Flows for each of the years
  in the three-year period ended March 31, 2002                          F-5

Consolidated Statements of Stockholders' Equity and Other
  Comprehensive Income for each of the years in the
  three-year period ended March 31, 2002                                 F-6

Notes to Consolidated Financial Statements                               F-7

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

To the Board of Directors and
Stockholders of Microchip Technology Incorporated

We have audited the accompanying consolidated balance sheet of Microchip Technology Incorporated and subsidiaries as of March 31, 2002 and the related consolidated statement of income, stockholders' equity and other comprehensive income, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Microchip Technology Incorporated and subsidiaries as of March 31, 2002 and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

                                           /s/ Ernst & Young LLP

Phoenix, Arizona
April 24, 2002 except for
Note 21, as to which the date is
May 22, 2002

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Microchip Technology Incorporated:

We have audited the accompanying consolidated balance sheet of Microchip Technology Incorporated and subsidiaries as of March 31, 2001, and the related consolidated statements of income, stockholders' equity and other comprehensive income, and cash flows for the years ended March 31, 2001 and 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Microchip Technology Incorporated and subsidiaries as of March 31, 2001, and the results of their operations and their cash flows for the years ended March 31, 2001 and 2000, in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP

Phoenix, Arizona
April 30, 2001

               MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                       (in thousands except share amounts)

                                     ASSETS

                                                       March 31,      March 31,
                                                         2002           2001
                                                      -----------    -----------
Cash and cash equivalents                             $   280,647    $   129,909
Accounts receivable, net                                   80,747         76,543
Inventories                                                88,615         95,699
Prepaid expenses                                            6,154          7,572
Deferred tax asset                                         83,980         47,508
Other current assets                                        9,033         14,328
                                                      -----------    -----------
  Total current assets                                    549,176        371,559

Property, plant and equipment, net                        715,960        780,016
Other assets                                               10,464          9,774
                                                      -----------    -----------

  Total assets                                        $ 1,275,600    $ 1,161,349
                                                      ===========    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                      $    38,292    $    57,652
Accrued liabilities                                        88,873         72,865
Deferred income on shipments to distributors               40,800         64,106
                                                      -----------    -----------
  Total current liabilities                               167,965        194,623

Pension accrual                                               724            912
Deferred tax liability                                     31,132         22,966

Stockholders' equity:

Preferred stock, $.001 par value; authorized
  5,000,000 shares; no shares issued or outstanding            --             --
Common stock, $.001 par value; authorized
  300,000,000shares; issued 200,802,633 and
  outstanding 200,629,908 shares at March 31,
  2002; issued and outstanding 196,346,459
  shares at March 31, 2001;                                   201            196
Additional paid-in capital                                459,303        418,212
Retained earnings                                         619,254        524,440
Less shares of common stock held in treasury at
  cost; 172,725 shares at March 31, 2002                   (2,979)            --
                                                      -----------    -----------
  Net stockholders' equity                              1,075,779        942,848
                                                      -----------    -----------
  Total liabilities and stockholders' equity          $ 1,275,600    $ 1,161,349
                                                      ===========    ===========

           See accompanying notes to consolidated financial statements
   (Shares and per share amounts have been restated to reflect a 3-for-2 stock split effected May 8, 2002)

               MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                     (in thousands except per share amounts)

                                                   Years Ended March 31,
                                            -----------------------------------
                                              2002         2001         2000
                                            ---------    ---------    ---------
Net sales                                   $ 571,254    $ 715,730    $ 553,051
Cost of sales                                 284,518      335,016      269,611
                                            ---------    ---------    ---------
  Gross profit                                286,736      380,714      283,440

Operating expenses:
  Research and development                     81,650       78,595       52,365
  Selling, general and administrative          82,615      102,620       86,750
                                            ---------    ---------    ---------
                                              164,265      181,215      139,115

Operating income before special charges       122,471      199,499      144,325
Special charges                                    --       17,358       (2,131)
                                            ---------    ---------    ---------

Operating income                              122,471      182,141      146,456

Other income (expense):
  Gain on sale of investment                       --        1,427        5,819
  Net loss in equity investment                    --       (2,190)          --
  Interest income                               4,911       13,494        2,816
  Interest expense                               (567)        (753)      (1,247)
  Other, net                                      376        2,080          770
                                            ---------    ---------    ---------

Income before income taxes                    127,191      196,199      154,614

Income taxes                                   32,377       53,363       39,441
                                            ---------    ---------    ---------

Net income                                  $  94,814    $ 142,836    $ 115,173
                                            =========    =========    =========

Basic net income per share                  $    0.48    $    0.74    $    0.63
                                            =========    =========    =========

Diluted net income per share                $    0.45    $    0.70    $    0.59
                                            =========    =========    =========
Weighted average common
  shares outstanding                          199,184      193,632      183,471
                                            =========    =========    =========
Weighted average common and potential
  common shares outstanding                   208,907      205,190      195,509
                                            =========    =========    =========

           See accompanying notes to consolidated financial statements
   (Shares and per share amounts have been restated to reflect a 3-for-2 stock split effected May 8, 2002)

               MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (in thousands)

                                                                           Years ended March 31,
                                                                    -----------------------------------
                                                                      2002         2001         2000
                                                                    ---------    ---------    ---------
Cash flows from operating activities:
Net income                                                          $  94,814    $ 142,836    $ 115,173
  Income adjustment for TelCom quarter ended March 31, 2000                          3,679
Adjustments to reconcile net income to net cash provided by
operating activities:
  Provision for doubtful accounts                                          58        1,855          936
  Provision for inventory valuation                                     5,139       20,071          870
  Provision for pension accrual                                            93          175          295
  Gain on sale of fixed assets                                           (242)      (1,285)          --
  Gain on sale of investment                                               --       (3,091)      (5,819)
  Net loss in equity investment                                            --        2,426           --
  Special charges                                                          --       17,358           --
  Depreciation and amortization                                       108,451      101,990       69,696
  Amortization of purchased technology                                    588        2,336        1,477
  Deferred income taxes                                               (28,306)      (8,002)       9,296
  Tax benefit from exercise of stock options                           18,752       15,936       15,511
  (Increase) decrease in accounts receivable                           (4,262)       5,827      (15,672)
  (Increase) decrease in inventories                                    1,945      (47,446)       8,158
  Increase (decrease) in accounts payable and accrued liabilities         (52)       7,050       24,541
  Change in other assets and liabilities                              (18,152)      (7,351)      22,471
                                                                    ---------    ---------    ---------

Net cash provided by operating activities                             178,826      254,364      246,933
                                                                    ---------    ---------    ---------
Cash flows from investing activities:
  Investment in Silicon Aquarius Incorporated                              --           --       (3,000)
  Sales (purchases) of short term investments                              --      (33,648)       6,730
  Maturities of short term investments                                     --       34,916           --
  Purchase of common stock of CSMC                                         --       (1,600)          --
  Acquisition of common stock of MEAD Microelectronics,
    net of cash acquired                                                   --       (1,330)          --
  Proceeds from sale of assets                                            537        2,292        1,511
  Capital expenditures                                                (44,690)    (441,147)    (213,974)
                                                                    ---------    ---------    ---------

Net cash used in investing activities                                 (44,153)    (440,517)    (208,733)
                                                                    ---------    ---------    ---------
Cash flows from financing activities:
  Repayment on lines of credit                                             --       (9,000)     (17,509)
  Payments on long-term debt                                               --           --       (5,099)
  Payments on capital lease obligations                                    --           --         (413)
  Repurchase of common stock                                          (27,777)          --       (4,772)
  Proceeds from sale of stock and put options                          43,842      118,537      151,233
                                                                    ---------    ---------    ---------

Net cash provided by financing activities                              16,065      109,537      123,440
                                                                    ---------    ---------    ---------

Net increase (decrease) in cash and cash equivalents                  150,738      (76,616)     161,640

Cash and cash equivalents at beginning of period                      129,909      206,525       44,885
                                                                    ---------    ---------    ---------

Cash and cash equivalents at end of period                          $ 280,647    $ 129,909    $ 206,525
                                                                    =========    =========    =========

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING AND INVESTING ACTIVITIES:

  Net share settlement receipt of shares                            $      --    $   6,515    $  59,649
  Net share settlement delivery of shares                           $  10,117    $  18,210    $      --

           See accompanying notes to consolidated financial statements

               MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                         AND OTHER COMPREHENSIVE INCOME

                                          Common                      Common
                                   Stock and Additional            Stock held in          Accumulated
                                      Paid-in Capital                Treasury                Other                         Net
                                 -------------------------   -------------------------   Comprehensive    Retained     Stockholders'
(in thousands)                     Shares        Amount        Shares        Amount         Income        Earnings        Equity
                                 -----------   -----------   -----------   -----------    -----------    -----------    -----------
Balance March 31, 1999               195,252   $   196,668        10,771   $   (74,705)   $        --    $   262,752    $   384,715
Sale of Stock

  Public offering (net of
  offering costs of $456)              4,271       114,011            --            --             --             --        114,011

Exercise of stock options              4,228        17,358            --            --             --             --         17,358
Employee stock purchase plan             720         5,021            --            --             --             --          5,021
Purchase of treasury stock                --            --           654        (4,772)            --             --         (4,772)
Net share settled forward                 --        10,243         4,122            --             --             --         10,243
Retirement of treasury stock          (8,761)       (6,329)       (8,761)        6,329             --             --             --
Tax benefit from exercise of
options                                   --        15,511            --            --             --             --         15,511
Costless collar settlement                --         4,600            --            --             --             --          4,600
Other comprehensive income
  Unrealized gain on
  short-term investment                   --            --            --            --          1,018             --          1,018
  Net income                              --            --            --            --             --        115,173        115,173
                                                                                                                        -----------
Comprehensive income                      --            --            --            --             --             --        116,191
                                 -----------   -----------   -----------   -----------    -----------    -----------    -----------

Balance March 31, 2000               195,710       357,083         6,786       (73,148)         1,018        377,925        662,878
Sale of Stock

  Public offering (net of
  offering costs of $494)              2,687        79,543            --            --             --             --         79,543

Exercise of stock options              3,067        14,530            --            --             --             --         14,530
Employee stock purchase plan             951         7,402            --            --             --             --          7,402

Net share settled forward                995        17,062           277            --             --             --         17,062
Retirement of treasury stock          (7,063)      (73,148)       (7,063)       73,148             --             --             --
Tax benefit from exercise
  of options                              --        15,936            --            --             --             --         15,936
Other comprehensive income
  Unrealized loss on
  short-term investment                   --            --            --            --         (1,018)            --         (1,018)
                                                                                                                            142,836
  Net income                              --            --            --            --             --        142,837        142,836
                                                                                                                        -----------
Comprehensive income                      --            --            --            --             --             --        141,818
  TelCom Equity adjustment
  for the three months ended
  March 31, 2000                          --            --            --            --             --          3,679          3,679
                                 -----------   -----------   -----------   -----------    -----------    -----------    -----------

Balance March 31, 2001               196,347       418,408            --            --             --        524,440        942,848

Exercise of stock options              4,753        22,279            --            --             --             --         22,279
Employee stock purchase plan             568         7,479            --            --             --             --          7,479

Purchase of treasury stock                --            --         1,611       (27,777)            --             --        (27,777)
Net share settled forward                573        14,084            --            --             --             --         14,084
Retirement of treasury stock          (1,438)      (24,798)       (1,438)       24,798             --             --             --
Tax benefit from exercise of
options                                   --        18,752            --            --             --             --         18,752
Reclassification of Lucent
liability                                 --         3,300            --            --             --             --          3,300
  Net income and comprehensive
  income                                  --            --            --            --             --         94,814         94,814
                                 -----------   -----------   -----------   -----------    -----------    -----------    -----------

Balance March 31, 2002               200,803   $   459,504           173   $    (2,979)   $        --    $   619,254    $ 1,075,779
                                 ===========   ===========   ===========   ===========    ===========    ===========    ===========

          See accompanying notes to consolidated financial statements.

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   SIGNIFICANT ACCOUNTING POLICIES

     NATURE OF BUSINESS

     Microchip develops and manufactures specialized semiconductor products used by its customers for a wide variety of embedded control applications. Microchip's product portfolio comprises field-programmable RISC-based microcontrollers that serve 8- and 16-bit embedded control applications, and a broad spectrum of high-performance linear and mixed-signal, power management and thermal management devices. Microchip also offers complementary microperipheral products including interface devices, Serial EEPROMS, and patented KEELOQ(R) security devices. Products are marketed to the automotive, communications, computing, consumer and industrial control markets.

     PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of Microchip Technology Incorporated and its wholly-owned subsidiaries ("Microchip" or the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

     On January 16, 2001, the Company merged with TelCom Semiconductor, Inc. ("TelCom"). The merger has been accounted for as a pooling of interests. Accordingly, the consolidated financial statements have been restated to include the operations of TelCom for all periods presented. TelCom had a December 31 fiscal year end, thus the consolidated financial statements presented for March 31, 2000 have been combined with the operations of TelCom as of and for the year ended December 31, 1999. The 2000 operations of TelCom have been conformed to a March 31 year end, thus the consolidated statements of cash flows and stockholders' equity for March 31, 2001 include an adjustment of $3,679,000 which represents the net income of TelCom for the quarter ended March 31, 2000.

     REVENUE RECOGNITION

     The Company recognizes revenue from product sales upon shipment to OEMs and to distributors who have no, or limited, product return rights and no price protection rights. For sales recorded upon shipment, the Company records reserves for estimated customer returns. When distributors have broad rights to return products and price protection rights, the Company defers revenue recognition until the distributor sells the product to the end customer. Upon shipment, amounts billed to distributors with broad rights to return product and price protection rights are included as accounts receivable, inventory is relieved, the sale is deferred and the gross margin is reflected as a current liability until the product is sold by the distributor to its customers.

     RESEARCH AND DEVELOPMENT

     Research and development costs are expensed as incurred. Research and development expenses include expenditures for labor, masks, prototype wafers, and expenses for development of process technologies, new packages, and software to support new products and design environments.

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

     INCOME TAXES

     As part of the process of preparing its consolidated financial statements, the Company is required to estimate its income taxes in each of the jurisdictions in which it operates. This process involves estimating the Company's actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the Company's consolidated balance sheet. The Company must then assess the likelihood that its deferred tax assets will be recovered from future taxable income and to the extent it believes that recovery is not likely, it must establish a valuation allowance. The Company has not provided for a valuation allowance because management believes that its deferred tax assets will be recovered from future taxable income. Should the Company determine that it would not be able to realize all or part of its net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.

     CASH AND CASH EQUIVALENTS

     All highly liquid investments, including marketable securities purchased with an original maturity of three months or less, are considered to be cash equivalents.

     ALLOWANCE FOR DOUBTFUL ACCOUNTS

     The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments, which is included in bad debt expense. The Company determines the adequacy of this allowance by regularly reviewing the composition of its accounts receivable aging and evaluating individual customer receivables, considering such customer's financial condition, credit history and current economic conditions. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

     INVENTORIES

     Inventories are valued at the lower of cost or market using the first-in, first-out (FIFO) method. The Company writes down its inventory for estimated obsolescence or unmarketable inventory in an amount equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by the Company, additional inventory write-downs may be required. Inventory impairment charges establish a new cost basis for inventory and charges are not subsequently reversed to income even if circumstances later suggest that increased carrying amounts are recoverable. In estimating reserves for obsolescence, the Company generally evaluates estimates of demand over a 12-month period and provides reserves for inventory on hand in excess of the estimated 12-month demand.

     PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment are stated at cost. Major renewals and improvements are capitalized, while maintenance and repairs are expensed when incurred. The Company's property and equipment accounting policies incorporate estimates, assumptions and judgements relative to the useful lives of its property and equipment. Depreciation is provided on a straight-line basis over the estimated useful lives of the relative assets, which range from three to 25 years. The Company evaluates the carrying value of its property and equipment when events or changes in circumstances indicate that the carrying value of such assets may be impaired. Asset impairment evaluations are, by nature, highly subjective.

     LITIGATION

     The Company's estimated range of liability related to certain pending litigation is based on claims for which it can estimate the amount and range of loss. Because of the uncertainties related to both the amount and range of the loss on the remaining pending litigation, the Company is unable to make a reasonable estimate of the liability that could result from an unfavorable outcome. As additional information becomes available, the Company will assess the potential liability related to its pending litigation and revise its estimates. Such revisions in estimates of the potential liability could materially impact the Company's results of operations and financial position.

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

     EQUITY DERIVATIVE INSTRUMENTS

     The Company has utilized a net share settled forward contract for the sale and repurchase of common stock. Amounts paid and proceeds received from this instrument are recorded as components of additional paid-in capital.

     STOCK OPTION PLANS

     Prior to April 1, 1996, the Company accounted for its stock option plans in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES," and related interpretations. As such, compensation expense would be recorded only if, on the date of grant, the current market price of the underlying stock exceeded the exercise price and would be recorded on a straight-line basis over the vesting period. On April 1, 1996, the Company adopted SFAS No. 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION," ("SFAS No. 123") which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in fiscal 1996 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and to provide the pro forma disclosure provisions of SFAS No. 123.

     USE OF ESTIMATES

     The Company has made a number of estimates and assumptions relating to the reporting of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

     SFAS 133

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "ACCOUNTING FOR DERIVATIVES AND SIMILAR FINANCIAL INSTRUMENTS FOR HEDGING ACTIVITIES," to establish accounting and reporting standards for derivative instruments and for hedging activities. SFAS No. 133 requires that an entity recognizes all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. This new standard, as amended by related SFAS Nos. 137 and 138, was effective for the Company for its fiscal year ending March 31, 2002. The adoption of SFAS No. 133 had no material impact on the Company's results of operations.

     SFAS 144

     In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS." This statement establishes a single accounting model for long-lived assets to be disposed of by sale and resolves significant implementation issues related to SFAS No. 121, "ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF" and is effective for fiscal years beginning after December 15, 2001 with earlier adoption encouraged. The Company is currently evaluating the impact of adopting SFAS No. 144, and has not yet determined the effect, if any, such adoption would have on the Company's results of operations or financial position.

     STOCK SPLIT

     On April 11, 2002, the Company announced a 3-for-2 stock split to be effected as a stock dividend. The stock split was effective on May 8, 2002 for stockholders of record on April 22, 2002. All references in this report to the number of shares and earnings per share have been adjusted to reflect the stock split.

     RECLASSIFICATIONS

     Certain prior year amounts have been reclassified to conform with the current period presentation.

2.   SPECIAL CHARGES

                                                  Year Ended March 31,
                                               ---------------------------
     Summary of Special Charges                   2001            2000
                                               -----------     -----------

     Restructuring charges                     $ 6,409,000     $   269,000
     TelCom merger charges                      10,949,000              --
     Intellectual property settlement                   --      (3,600,000)
     Legal charges                                      --       1,200,000
                                               -----------     -----------

     Totals                                    $17,358,000     $(2,131,000)
                                               ===========     ===========

     FISCAL 2002

     There were no special charges in fiscal 2002.

     FISCAL 2001

     During the March 2001 quarter, the Company implemented capacity and cost reduction actions related to adverse business conditions in the semiconductor industry. The Company reduced cumulative wafer fab capacity at its manufacturing locations in Chandler and Tempe, Arizona by approximately 24%, as compared to its December 31, 2000 levels. The Company also decided to close its Hong Kong test facility, acquired as part of the TelCom transaction, and migrate these test requirements to its test facility located in Thailand. The capacity reduction at the Company's wafer fabs was completed by the end of the March 2001 quarter, and the closure of the Hong Kong facility was completed by June 30, 2001. These actions resulted in a restructuring charge of $6,409,000 in the March 2001 quarter.

     Included in the restructuring charges resulting from these actions was $2,149,000 related to employee severance costs and $305,000 related to other restructuring costs. The balance of the charges relating to restructuring costs was non-cash items for $3,955,000, related to equipment that was written off.

     On January 16, 2001, the Company completed its merger with TelCom. Under the terms of the merger agreement, each share of TelCom common stock was exchanged for 0.795 of a share of Microchip common stock. The Company issued 14,702,184 shares of its Common Stock and assumed all outstanding TelCom stock options. The merger was structured as a tax-free reorganization and is being accounted for as a pooling of interests.

     During the March 2001 quarter, the Company recognized a special charge of $10,949,000 for costs associated with the TelCom transaction. These costs included: $7,306,000 associated with investment banking fees; $1,607,000 associated with legal and accounting fees; $912,000 related to severance costs; and $1,124,000 related to other merger costs.

     All reserves relating to the March 31, 2001 fiscal year special charges have been fully utilized.

     FISCAL 2000

     TelCom recorded restructuring charges in its quarter ended March 31, 1999 of $269,000 primarily for employee severance costs. These charges are reflected in the Company's fiscal 2000 operating results.

     On January 13, 1998, the Company finalized a settlement of patent litigation with Lucent Technologies Inc. resulting in the Company recording a $5,000,000 special charge during the quarter ended December 31, 1997. Under the terms of the settlement, Microchip made a one-time cash payment to Lucent and issued to Lucent a warrant to acquire 1,012,500 shares of Common Stock of the Company priced at $7.48 per share. The Company originally assigned a value of $3.3 million to the warrant and recorded the amount in accrued liabilities. The warrant was exercised by the holder in fiscal 2002 and the $3.3 million was reclassified to additional paid-in capital and is reflected in the Company's Statement of Stockholders' Equity and Other Comprehensive Income. The terms of the settlement also provided for the Company to make a contingent payment to Lucent if the Company's earnings per share performance for the three and one-half year period ending June 30, 2001 did not meet certain targeted levels. Based on the estimate of earnings per share for the measurement period as of March 31, 1999, the Company provided appropriate reserves to meet this liability. Due to the sale of the warrant by the holder, the associated reserve became unnecessary and $3,600,000 of the special charge was reversed in the quarter ended September 30, 1999.

     The Company also recorded a special charge related to other legal issues in the amount of $1,200,000 in the quarter ended September 30, 1999.

     All reserves relating to the March 31, 2000 fiscal year special charges have been fully utilized.

3.   ACCOUNTS RECEIVABLE

     Accounts receivable consists of the following (amounts in thousands):

                                                             March 31,
                                                        -------------------
                                                         2002        2001
                                                        -------     -------
     Trade accounts receivable                          $84,336     $79,966
     Other                                                  348         768
                                                        -------     -------
                                                         84,684      80,734

     Less allowance for doubtful accounts                 3,937       4,191
                                                        -------     -------

                                                        $80,747     $76,543
                                                        =======     =======

4.   INVENTORIES

     The components of inventories are as follows (amounts in thousands):

                                                         March 31,
                                                   ----------------------
                                                    2002           2001
                                                   -------        -------

     Raw materials                                 $ 7,187        $ 9,945
     Work in process                                61,724         51,197
     Finished goods                                 19,704         34,557
                                                   -------        -------
                                                   $88,615        $95,699
                                                   =======        =======

     Inventory impairment charges establish a new cost basis for inventory and charges are not subsequently reversed to income even if circumstances later suggest that increased carrying amounts are recoverable.

5.   PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consists of the following (amounts in thousands):

                                                          March 31,
                                                  -------------------------
                                                     2002           2001
                                                  ----------     ----------
     Land                                         $   23,685     $   23,685
     Building and building improvements              191,186        167,297
     Machinery and equipment                         722,049        688,096
     Projects in process                             211,098        225,172
                                                  ----------     ----------
                                                   1,148,018      1,104,250

     Less accumulated depreciation
     and amortization                                432,058        324,234
                                                  ----------     ----------

                                                  $  715,960     $  780,016
                                                  ==========     ==========

     Certain reclassifications have been made to the March 31, 2001 amounts to properly reflect the portion of the Company's property in Puyallup, Washington that has not been placed in service and is, accordingly, included in Projects in process.

     Depreciation and amortization expense attributed to property, plant and equipment was $108,451,000, $101,990,000 and $69,696,000 for the years ending March 31, 2002, 2001 and 2000, respectively.

6.   INVESTMENT IN SAI

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

7.   ACCRUED LIABILITIES

     Accrued liabilities consists of the following (amounts in thousands):

                                                           March 31,
                                                    ---------------------
                                                     2002          2001
                                                    -------       -------
     Income taxes                                   $62,745       $42,560
     Other accrued expenses                          26,128        30,305
                                                    -------       -------

                                                    $88,873       $72,865
                                                    =======       =======

8.   INCOME TAXES

     The provision for income taxes is as follows (amounts in thousands):

                                                Year Ended March 31,
                                         ----------------------------------
                                           2002         2001         2000
                                         --------     --------     --------
     Current expense:
       Federal                           $ 44,391     $ 34,127     $ 19,618
       State                                3,860        3,792        2,342
       Foreign                             12,162       23,446        8,185
                                         --------     --------     --------

                                           60,413       61,365       30,145
                                         --------     --------     --------

     Deferred expense (benefit):
       Federal                            (25,246)      (6,836)       6,996
       State                               (2,195)        (760)         777
       Foreign                               (595)        (406)       1,523
                                         --------     --------     --------

                                          (28,036)      (8,002)       9,296
                                         --------     --------     --------

                                         $ 32,377     $ 53,363     $ 39,441
                                         ========     ========     ========

     The tax benefit associated with the exercise of employee stock options reduced taxes currently payable by $18,752,000, $15,936,000 and $15,511,000 for the years ended March 31, 2002, 2001 and 2000, respectively. These amounts were credited to additional paid-in capital in each of the three fiscal years.

     The provision for income taxes differs from the amount computed by applying the statutory federal tax rate to income before income taxes. The sources and tax effects of the differences are as follows (amounts in thousands):

                                                Year Ended March 31,
                                          --------------------------------
                                            2002        2001        2000
                                          --------    --------    --------
     Computed expected provision          $ 44,517    $ 68,670    $ 54,115

     State income taxes, net
     of federal benefits                     1,068       1,971       2,032

     Foreign sales corporation benefit      (1,961)     (3,230)     (2,968)

     Research and development
     tax credits                            (3,481)         --          --

     Foreign income taxed at
     lower than the federal rate            (7,766)    (13,148)    (10,454)

     Change in valuation allowance              --        (900)     (3,141)

     Other                                      --          --        (143)
                                          --------    --------    --------

                                          $ 32,377    $ 53,363    $ 39,441
                                          ========    ========    ========

     Pretax income from foreign operations was $92,216,000, $133,208,000 and $59,234,000 for the years ended March 31, 2002, 2001 and 2000, respectively. Unremitted foreign earnings that are considered to be permanently invested outside the United States, and on which no deferred taxes have been provided, amounted to approximately $379,436,000 at March 31, 2002.

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows (amounts in thousands):

                                                           March 31,
                                                      --------------------
                                                        2002        2001
                                                      --------    --------
     Deferred tax assets:
       Intercompany profit in inventory               $ 11,137    $ 12,749
       Deferred income on shipments to distributors     14,566      22,061
       Inventory reserves                                1,083       6,688
       Net operating loss carryforward                  28,646          --
       Tax credit carryforwards                         21,023          --
       Accrued expenses and other                        7,525       6,010
                                                      --------    --------
       Gross deferred tax assets                        83,980      47,508
                                                      --------    --------

     Deferred tax liabilities:
       Property, plant and equipment, principally
         due to differences in depreciation            (30,808)    (22,966)
       Other                                              (324)         --
                                                      --------    --------
       Gross deferred tax liability                    (31,132)    (22,966)
                                                      --------    --------
       Net deferred tax asset                         $ 52,848    $ 24,542
                                                      ========    ========

     Management believes that the results of future operations will generate sufficient taxable income to realize the deferred tax assets.

     The Company is currently benefiting from a tax holiday from its Thailand manufacturing operations. The aggregate dollar benefits derived from the tax holiday approximated $30,686,000, $40,812,000 and $12,378,000 for the
     years ended March 31, 2002, 2001 and 2000, respectively. The benefit the tax holiday had on net income per share approximated $0.15, $0.20 and $0.03 for the years ended March 31, 2002, 2001 and 2000, respectively. The Company's tax holiday status in Thailand will partially expire in September 2003.

9.   CONTINGENCIES

     In the ordinary course of its business, the Company is involved in a limited number of legal actions, both as plaintiff and defendant, and could incur uninsured liability in any one or more of them. Although the outcome of these actions is not presently determinable, the Company believes that the ultimate resolution of these matters will not harm its business. Litigation relating to the semiconductor industry is not uncommon, and the Company is, and from time to time has been, subject to such litigation. In the Company's opinion, based on consultation with legal counsel, as of March 31, 2002, the effect of such matters will not have a material adverse effect on the Company's financial position.

10.  LONG-TERM DEBT

     The Company has an unsecured revolving credit facility with a syndicate of banks totaling $100,000,000, bearing interest at LIBOR plus 0.625%. The Company can elect to increase the facility to $150,000,000, subject to certain conditions set forth in the credit agreement. This facility has a termination date of May 31, 2003. The Company had no borrowings against this line of credit as of March 31, 2002. The credit facility requires the Company to achieve certain financial ratios and achieve operating results to maintain the credit facility. The Company's ability to fully utilize this credit facility is dependent on it being in compliance with such covenants and ratios. The Company was in compliance with these covenants as of March 31, 2002.

     The Company has an additional unsecured line of credit with various financial institutions in Asia for up to $20,000,000 (U.S. Dollar equivalent). These borrowings are predominantly denominated in U.S. Dollars, bearing interest at the Singapore Interbank Offering Rate (SIBOR) of 3.012% at March 31, 2002 plus 0.5% (average) and expiring on various dates through March 2003. There were no borrowings against this line of credit as of March 31, 2002, but an allocation of $849,000 of the available line was made, relating to import guarantees associated with the Company's business in Thailand. There are no covenants associated with the foreign line of credit.

11.  STOCKHOLDERS' EQUITY

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

     The Amended Rights Agreement supersedes the Prior Rights Agreement as originally executed. Under the Amended Rights Agreement, each Right enables the holder to purchase from the Company one one-hundredth of a share of Series A Preferred at a purchase price of seventy four dollars and seven cents ($74.07) (the "Purchase Price"), subject to adjustment. The rights become exercisable and transferable upon the occurrence of certain events.

     STOCK REPURCHASE ACTIVITY. In connection with a stock repurchase program, during the year ended March 31, 2000, the Company purchased a total of 654,000 shares of the Company's Common Stock in open market activities at a total cost of $4,772,000. The Company maintained a net shares settled forward contract for the years ended March 31, 2002, 2001 and 2000. Under the original terms of this contract the Company could deliver or receive shares of Common Stock or cash based on the fair market value of its Common Stock on periodic settlement dates. The contract was subsequently amended in fiscal 2001 to only allow the Company to receive cash but to deliver shares or cash based on the fair market value of its Common Stock on periodic settlement dates. The table below contains a summary of the share and cash activity under this contract (amounts in thousands):

                                                 Year Ended March 31,
                                           --------------------------------
                                             2002        2001        2000
                                           --------    --------    --------
     Shares received                             --         277       4,122
     Shares delivered                          (573)       (996)         --
                                           --------    --------    --------
     Net shares received (delivered)           (573)       (719)      4,122
                                           ========    ========    ========

     Cash received                         $ 14,084    $ 17,190    $ 10,243
     Cash delivered                              --        (128)         --
                                           --------    --------    --------
     Net cash received (delivered)         $ 14,084    $ 17,062    $ 10,243
                                           ========    ========    ========

     During the years ended March 31, 2002 and 2001, the Company made a delivery of 572,645 and 995,511 shares, respectively, in connection with the net shares settled forward contract. No shares were delivered in respect to the net shares settled forward contract for the year ended March 31, 2000. During the years ended March 31, 2001 and 2000, the Company received 276,890 and 4,122,327 shares, respectively, in conjunction with the net share settled forward contract. No shares were received in respect of the net shares settled forward contract for the year ended March 31, 2002. During the year ended March 31, 2002, the Company received $14,083,638 in connection with an early termination covering 1,650,000 of the shares outstanding in the net shares settled forward contract. No such early terminations occurred in the years ending March 31, 2001 and 2000. During the years ended March 31, 2001 and 2000, the Company also received $17,190,026 and $10,243,299, respectively, in conjunction with the quarterly net share settled forward contact. During the year ended March 31, 2001, the Company delivered $128,449 in conjunction with the net shares settled forward contract. All amounts received or delivered under the net shares settled forward contract have been recorded to additional paid-in-capital. The Company closed out the net shares settled forward contract in its entirety on January 15, 2002 and made a cash payment of $27,776,610 to purchase the remaining 1,610,606 shares of its Common Stock outstanding under the contract. These shares were recorded as treasury shares. As of March 31, 2002, the Company did not have any open derivative contracts.

12.  EMPLOYEE BENEFIT PLANS

     The Company maintains a contributory profit-sharing plan for its domestic employees meeting certain eligibility and service requirements. The plan qualifies under Section 401(k) of the Internal Revenue Code of 1986, as amended, and allowed employees to contribute up to 20% of their base salary up through March 31, 2002, subject to maximum annual limitations prescribed by the Internal Revenue Service. The plan was amended and as of April 1, 2002 employees can contribute up to 60% of their base salary, subject to maximum annual limitations prescribed by the Internal Revenue Service. The Company shall make a matching contribution of up to 25% of the first 4% of the participant's eligible compensation and may award up to an additional 25% under the discretionary match. All matches are provided on a quarterly basis and require the participant to be an active employee at the end of each quarter. For the fiscal years ended March 31, 2002, 2001 and 2000, the Company contributions to the plan totaled $677,000, $1,111,000 and $921,000, respectively.

     The Company's 2001 Employee Stock Purchase Plan (the "2001 Purchase Plan") became effective on March 1, 2002. The Board of Directors approved the 2001 Purchase Plan in May 2001 and the stockholders approved it in August 2001. Under the 2001 Purchase Plan, eligible employees of the Company may purchase shares of Common Stock at semi-annual intervals through periodic payroll deductions. The purchase price in general will be 85% of the lower of the fair market value of the Common Stock on the first day of any semi-annual offering period or 85% of the fair market value on the semi-annual purchase date. Depending upon a participant's entry date into the 2001 Purchase Plan, purchase periods under the 2001 Purchase Plan consist of overlapping periods of either 24, 18, 12 or 6 months in duration. 1,950,000 shares of Common Stock have been initially reserved for issuance under the 2001 Purchase Plan, comprised of 1,800,000 newly authorized shares and 150,000 shares which were rolled over to the

     2001 Purchase Plan from a predecessor purchase plan (described below) which terminated effective February 28, 2002. In May 2002, the Board of Directors, subject to stockholder approval, reserved an additional 500,000 shares of Common Stock for issuance under the 2001 Purchase Plan.

     Prior to March 1, 2002, the Company maintained an employee stock purchase plan that allowed eligible employees of the Company to purchase shares of Common Stock at semi-annual intervals through periodic payroll deductions. The purchase price per share, in general, was 85% of the lower of the fair market value of the Common Stock on the participant's entry date into the offering period or 85% of the fair market value on the semi-annual purchase date. On May 1, 2001, the Board of Directors approved the termination of this employee stock purchase plan immediately following the close of the February 2002 purchase period. During the term of this employee stock purchase plan, 12,957,750 shares of Common Stock were reserved for issuance, and through the February 2002 purchase period, 12,717,729 shares had been issued under this employee stock purchase plan.

     During fiscal 1995, a purchase plan was adopted for employees in non-U.S. locations. Such plan allows for the purchase price per share to be 100% of the lower of the fair market value of the Common Stock on the beginning or end of the semi-annual purchase plan period. Since the inception of this purchase plan, 223,594 shares of Common Stock have been reserved for issuance and 192,485 shares have been issued under this purchase plan.

     Effective January 1, 1997, the Company adopted a non-qualified deferred compensation arrangement. This plan is unfunded and is maintained primarily for the purpose of providing deferred compensation for a select group of highly compensated employees as defined in ERISA Sections 201, 301 and 401. There are no Company matching contributions made under this plan.

     Employees in certain foreign locations are covered by statutory pension plans, none of which are defined benefit plans. Contributions are accrued based on an actuarially determined percentage of compensation and are funded in amounts sufficient to meet statutory requirements. Pension expense amounted to $93,000, $175,000 and $295,000 for the years ended March 31, 2002, 2001 and 2000, respectively.

     The Company has a management incentive compensation plan which provides for bonus payments, based on a percentage of base salary, from an incentive pool created from operating profits of the Company, at the discretion of the Board of Directors. The Company did not make any payments under its management incentive compensation plan during fiscal 2002. During the years ended March 31, 2001 and 2000, $6,706,000 and $5,137,000, respectively, were charged against operations for this plan.

     The Company also has a plan that, at the discretion of the Board of Directors, provides a cash bonus to all employees of the Company based on the operating profits of the Company. During the years ended March 31, 2002, 2001 and 2000, $970,000, $2,899,000 and $2,556,000, respectively, were charged against operations for this plan.

     TelCom had various bonus plans in place for their employees for the periods covered by this report. During the years ended March 31, 2001 and 2000, $1,674,000 and $1,824,000 respectively, were charged against operations for these plans. The Company terminated TelCom's bonus plans and all of TelCom's former employees that are now employed by the Company are now eligible to participate in the Company's existing plans.

13.  STOCK OPTION PLANS

     Under the Company's stock option plans (the "Plans"), officers, key employees, non-employee directors and consultants may be granted non-statutory stock options to purchase shares of Common Stock at a price not less than 100% of the fair value of the option shares on the grant date. Options granted under the Plans vest over the period determined by the Board of Directors at the date of grant, at periods ranging from one year to four years. The maximum term of options granted under the Plans is 10 years. The Company did not make any stock option grants to consultants during the years ended March 31, 2002, 2001 and 2000. At March 31, 2002, there were 18,605,577 shares available for grant under the Plans. The per share weighted average fair value of stock options granted under the Plans for the years ended March 31, 2002, 2001 and 2000 was $10.28, $15.15 and $7.18, respectively, based on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                 Year Ended March 31,
                                             -----------------------------
                                              2002       2001       2000
                                             -------    -------    -------
     Expected life (years)                      4.65       4.35       4.29
     Risk-free interest rate                    4.50%      5.50%      6.00%
     Volatility                                   71%        72%        67%
     Dividend yield                                0%         0%         0%

     Under the Plans, 90,295,986 shares of Common Stock had been reserved for issuance since the inception of the Plans.

     The stock option activity is as follows:

                                                  Options Outstanding
                                            --------------------------------
                                                            Weighted Average
                                              Shares         Exercise Price
                                            -----------     ----------------
     Outstanding at March 31, 1999           23,447,965       $      4.96

     Granted                                  6,329,324             12.21
     Exercised                               (4,228,875)             4.09
     Canceled                                  (982,041)             7.80
                                            -----------

     Outstanding at March 31, 2000           24,566,373              6.93

     Granted                                  5,788,059             24.02
     Exercised                               (2,707,982)             4.62
     Canceled                                (1,930,680)            15.23
     TelCom adjustment                         (359,737)               --
                                            -----------

     Outstanding at March 31, 2001           25,356,033             10.45

     Granted                                  4,706,454             16.93
     Exercised                               (4,083,182)             5.41
     Canceled                                (1,312,494)            17.88
                                            -----------

     Outstanding at March 31, 2002           24,666,811       $     12.12
                                            ===========       ===========

     The TelCom adjustment of 359,737 shares relates to TelCom's net stock option activity for the three months ended March 31, 2000, which has been included to conform to the Company's March 31 fiscal year end.

     The following table summarizes information about the stock options outstanding at March 31, 2002:

                                       Weighted
                                        Average     Weighted                        Weighted
     Range                 Options     Remaining     Average         Options         Average
     Exercise Price      Outstanding     Life     Exercise Price   Exercisable   Exercise Price
     --------------      -----------     ----     --------------   -----------   --------------
     $ 0.009 - $ 4.066    3,126,073      1.89         $ 2.90        3,114,893        $ 2.89
     $ 4.088 - $ 6.074    2,671,300      4.46           5.11        2,615,290          5.10
     $ 6.090 - $ 6.370    3,339,540      5.93           6.29          982,498          6.31
     $ 6.525 - $ 8.963    1,902,122      5.17           8.28        1,512,182          8.18
     $ 9.167 - $10.037    3,180,030      7.02          10.02          689,733          9.99
     $10.407 - $15.860    1,864,041      8.30          14.81          524,757         13.37
     $15.917 - $15.917    2,924,943      8.99          15.92                0          0.00
     $16.167 - $23.360    1,267,213      8.37          19.27          428,109         18.90
     $23.389 - $23.389    2,558,775      8.04          23.39           70,732         23.39
     $23.700 - $31.722    1,832,774      8.58          26.87          591,585         27.68
                         ----------                                ----------
     $ 0.009 - $31.722   24,666,811      6.42         $12.12       10,529,779        $ 7.69
                         ==========                                ==========

     At March 31, 2002 and 2001, the number of options exercisable was 10,529,779 and 11,076,738, respectively, and the weighted-average exercise price of those options was $7.69 and $5.79, respectively.

     The Company received a tax benefit of $18,752,000, $15,936,000 and $15,511,000 for the years ended March 31, 2002, 2001 and 2000, respectively, from the exercise of non-qualified stock options and the disposition of stock acquired with incentive stock options or through the Company's employee stock purchase plan. For financial reporting purposes, the tax effect of this deduction is accounted for as a credit to additional paid-in capital rather than as a reduction of income tax expense.

     The Company applies APB Opinion No. 25 in accounting for its various stock plans and, accordingly, no compensation cost has been recognized for the Plans or the employee stock purchase plan in the financial statements. Had the Company determined compensation cost in accordance with SFAS No. 123, the Company's net income per share would have been reduced to the pro forma unaudited amounts indicated below (in thousands except per share amounts):

                                                 Year Ended March 31,
                                           --------------------------------
                                             2002        2001        2000
                                           --------    --------    --------
     Net income             As reported    $ 94,814    $142,836    $115,173
                            Pro forma        58,235     116,625      94,431

     Basic net income       As reported    $   0.48    $   0.74    $   0.63
     Per share              Pro forma          0.29        0.60        0.51

     Diluted net income     As reported    $   0.45    $   0.70    $   0.59
     Per share              Pro forma          0.28        0.57        0.48

     The above pro forma disclosure is not necessarily representative of the effects on reported net income for future years.

14.  LEASE COMMITMENTS

     The Company leases office space, transportation and other equipment under capital and operating leases, which expire at various dates through March 31, 2008. The future minimum lease commitments under these leases are payable as follows (amounts in thousands):

                       Year Ending                Operating
                        March 31,                   Leases
                        ---------                  --------
                           2003                    $  2,402
                           2004                       1,263
                           2005                         619
                           2006                         449
                           2007                         391
                        Thereafter                      161
                                                   --------
                  Total minimum payments           $  5,285
                                                   ========

     Rental expense under operating leases totaled $4,600,000, $4,472,000 and $4,369,000 for the years ended March 31, 2002, 2001 and 2000, respectively.

15.  GAIN ON SALE OF INVESTMENTS

     During the quarter ended March 31, 1999, TelCom recognized a gain of $5,000,000 on the sale of its investment in IC WORKS. This gain is reported in the Company's March 31, 2000 financial statements because TelCom's 1999 calendar year results are combined with Microchip's March 31, 2000 fiscal year results for purposes of this report. IC WORKS was purchased by Cypress Semiconductor, Inc., a publicly held company and, as part of the purchase agreement between IC WORKS and Cypress Semiconductor, TelCom's preferred shares, with a book value of $1,500,000, were exchanged for common shares of Cypress Semiconductor with a fair market value of $6,500,000. During the quarter ended June 30, 1999, the Company sold all of the shares it held, except shares held in escrow, for $6,700,000 and recognized an additional gain on the sale of $819,000 representing the increase in the fair value between the date the shares were received and the date the shares were sold. The value of the shares held in escrow at December 31, 1999 was $2,286,000 and was classified as short-term investments. During TelCom's year ended December 31, 2000, it sold its remaining shares of Cypress Semiconductor and recognized an additional gain of $3,091,000, representing the increase in the fair value between the date the shares were received and the date they were sold. $1,427,000 of the $3,091,000 gain occurred during the Company's fiscal year ending March 31, 2001.

16.  GEOGRAPHIC INFORMATION

     The Company operates in one operating segment and engages primarily in the design, development, manufacture and marketing of semiconductor products. The Company sells its products to distributors and original equipment manufacturers (OEMs) in a broad range of market segments, performs on-going credit evaluations of its customers and generally requires no collateral. The Company's operations outside the United States consist of product assembly and final test facilities in Thailand, sales and support centers and design centers in certain foreign countries. Domestic operations are responsible for the design, development and wafer fabrication of all products, as well as the coordination of production planning and shipping to meet worldwide customer commitments. The Thailand test facility is reimbursed in relation to value added with respect to assembly and test operations and other functions performed, and certain foreign sales offices receive a commission on export sales within their territory. Accordingly, for financial statement purposes, it is not meaningful to segregate sales or operating profits for the test and foreign sales office operations. Identifiable assets by geographic area are as follows (amounts in thousands):

                                                       March 31,
                                              ---------------------------
                                                 2002             2001
                                              ----------       ----------
     United States                            $  946,925       $  824,801
     Thailand                                    163,937          187,690
     Taiwan                                       51,594           63,510
     Hong Kong                                       593           15,677
     Other                                       112,551           69,671
                                              ----------       ----------

          Total Assets                        $1,275,600       $1,161,349
                                              ==========       ==========

     Sales to unaffiliated customers located outside the United States, primarily in Asia and Europe, aggregated approximately 69%, 68% and 68% of consolidated net sales for the years ended March 31, 2002, 2001 and 2000, respectively. Sales to customers in Europe represented 31% of consolidated net sales for the years ended March 31, 2002, 2001 and 2000. Sales to customers in Asia represented 35%, 36% and 34% of consolidated net sales for the years ended March 31, 2002, 2001 and 2000, respectively. Sales into any individual foreign country did not exceed 10% of the Company's net sales.

17.  FAIR VALUE OF FINANCIAL INSTRUMENTS

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

     The Company is party to financial instruments with off-balance-sheet risk in the normal course of business to reduce its exposure to fluctuations in foreign exchange rates. These financial instruments include standby letters of credit and foreign currency forward contracts. When engaging in forward contracts, risks arise from the possible inability of counterparties to meet the terms of their contracts and from movements in securities values, interest rates and foreign exchange rates. At March 31, 2002 and 2001, the Company held contracts totaling $1,949,000 and $4,235,000, respectively, which were entered into and hedged the Company's foreign currency risk. The value of the contracts is based on quoted market prices. The contracts matured May 2002 and May 2001, respectively. Unrealized gains and losses as of the balance sheet dates and realized gains and losses for the years ending March 31, 2002, 2001 and 2000 were not material.

18.  NET INCOME PER SHARE

     The following table sets forth the computation of basic and diluted net income per share (in thousands except per share amounts):

                                                 Year Ended March 31,
                                          ---------------------------------
                                            2002        2001        2000
                                          ---------   ---------   ---------
     Net income                           $  94,814   $ 142,836   $ 115,173
                                          =========   =========   =========

     Weighted average common
     shares outstanding                     199,184     193,632     183,471

     Dilutive effect of stock options         9,723      11,558      12,038
                                          ---------   ---------   ---------

     Weighted average common and common
     equivalent shares outstanding          208,907     205,190     195,509
                                          =========   =========   =========

     Basic net income per share           $    0.48   $    0.74   $    0.63
                                          =========   =========   =========
     Diluted net income per share         $    0.45   $    0.70   $    0.59
                                          =========   =========   =========

     Weighted average shares exclude the effect of antidilutive options. As of March 31, 2002, 2001 and 2000, the weighted average number of options that were antidilutive were 402,000, 199,000 and 11,000, respectively.

     During the years ended March 31, 2001 and 2000, the Company received 276,890 and 4,122,327 shares, respectively, in conjunction with the net share settled forward contract. No shares were received in conjunction with the net shares settled forward contract during the year ended March 31, 2002. During the years ended March 31, 2002 and 2001, the Company delivered 572,645 and 995,511 shares, respectively, in conjunction with the net share settled forward contract. No shares were delivered in conjunction with the net share settled forward contract during the year ended March 31, 2000. During the year ended March 31, 2000, the Company purchased a total of 654,000 shares of its Common Stock in open market activities. During the years ended March 31, 2002 and 2001, there were no purchases of Common Stock in open market activities.

     Both basic and diluted net income per share incorporate the affects of the Company's stock repurchase program, shares received and delivered in connection with the net share settled forward contract and stock purchased in open market transactions as outlined above.

19.  QUARTERLY RESULTS (UNAUDITED)

     The following table presents the Company's selected unaudited quarterly operating results for eight quarters ended March 31, 2002. The Company believes that all necessary adjustments have been made to present fairly the related quarterly results (in thousands except per share amounts):

                                     First      Second     Third      Fourth
                                    Quarter    Quarter    Quarter    Quarter     Total
                                    --------   --------   --------   --------   --------
     FISCAL 2002
     -----------
     Net sales                      $138,894   $141,662   $141,857   $148,841   $571,254
     Gross profit                     69,406     70,869     71,139     75,322    286,736
     Operating income                 28,429     30,536     29,861     33,645    122,471
     Net income                       21,773     23,148     23,577     26,316     94,814
     Diluted net income per share       0.11       0.11       0.11       0.12       0.45

     FISCAL 2001
     -----------
     Net sales                      $177,749   $194,481   $190,134   $153,366   $715,730
     Gross profit                     95,847    106,681    101,622     76,564    380,714
     Special charges                      --         --         --     17,358     17,358
     Operating income                 52,397     59,921     54,259     15,564    182,141
     Net income                       42,132     46,235     42,247     12,222    142,836
     Diluted net income per share       0.21       0.22       0.21       0.06       0.70

20.  SUPPLEMENTAL FINANCIAL INFORMATION

     Cash paid for income taxes amounted to $12,695,000, $24,763,000 and $10,378,000 during the years ended March 31, 2002, 2001 and 2000, respectively. Cash paid for interest amounted to $522,000, $771,000 and $1,196,000 during the years ended March 31, 2002, 2001 and 2000, respectively. Included in the special charge for the year ended March 31, 2001 was a non-cash amount of $3,955,000, which pertained to the write-down of fixed assets due to the restructuring of the Company's manufacturing facilities.

     A summary of additions and deductions related to the allowance for doubtful accounts for the years ended March 31, 2002, 2001 and 2000 follows (amounts in thousands):

                                       Balance at  Charged to
                                       beginning    costs and                Balance at
                                        of year     expenses    Deductions   end of year
                                        -------     --------    ----------   -----------
     Allowance for doubtful accounts:
       2002                             $ 4,191          58        (312)       $ 3,937
       2001                               2,932       1,855        (596)         4,191
       2000                               2,555         936        (559)         2,932

21.  SUBSEQUENT EVENT

     On May 22, 2002, the Company signed a definitive agreement to acquire PowerSmart, Inc. ("PowerSmart"), a privately held fabless semiconductor company that develops and sells high-accuracy field-programmable integrated circuits and battery sensors based on such integrated circuits. The Company will pay approximately $54.0 million in cash for PowerSmart and it will assume a balance sheet with approximately $4.0 million in cash and other net assets, and assume certain employee stock options. The transaction will be accounted for as a purchase. The transaction is expected to close by June 7, 2002, following approval by PowerSmart's stockholders.