Form 10-Q
period 2002-06-30
MICROCHIP TECHNOLOGY INC
filed 2002-08-09
CIK 827054

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002.

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

Yes [X] No [ ]

Number of shares of common stock, $.001 Par Value, outstanding as of August 2, 2002: 201,905,250 SHARES.

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

          Condensed Consolidated Balance Sheets -
            June 30, 2002 and March 31, 2002...................................3

          Condensed Consolidated Statements of Income -
            Three Months Ended June 30, 2002
            and June 30, 2001..................................................4

          Condensed Consolidated Statements of Cash Flows -
            Three Months Ended June 30, 2002 and
            June 30, 2001......................................................5

          Notes to Condensed Consolidated Financial Statements -
            June 30, 2002......................................................6

     Item 2. Management's Discussion and Analysis of
             Financial Condition and Results of Operations....................10

     Item 3. Quantitative and Qualitative Disclosures about Market Risk.......28

PART II. OTHER INFORMATION.

     Item 1. Legal Proceedings................................................29
     Item 6. Exhibits and Reports on Form 8-K.................................29

SIGNATURES ...................................................................30

               MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       (in thousands except share amounts)

                                     ASSETS
                                                                       June 30,      March 31,
                                                                         2002          2002
                                                                      -----------   -----------
                                                                      (Unaudited)     (Note 1)

Cash and cash equivalents                                             $   284,045   $   280,647
Accounts receivable, net                                                   83,710        80,747
Inventories                                                                88,747        88,615
Prepaid expenses                                                            4,457         6,154
Deferred tax asset                                                         99,808        83,980
Other current assets                                                       12,188         9,033
                                                                      -----------   -----------
   Total current assets                                                   572,955       549,176

Property, plant and equipment, net                                        713,399       715,960
Goodwill                                                                   30,294            --
Intangible assets, net                                                      5,533            --
Other assets                                                               12,528        10,464
                                                                      -----------   -----------

   Total assets                                                       $ 1,334,709   $ 1,275,600
                                                                      ===========   ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                                      $    37,604   $    38,292
Accrued liabilities                                                       101,406        88,506
Deferred income on shipments to distributors                               48,358        40,800
                                                                      -----------   -----------
   Total current liabilities                                              187,368       167,598

Pension accrual                                                             1,137         1,091
Deferred tax liability                                                     31,179        31,132

Stockholders' equity:

Preferred stock, $.001 par value; authorized 5,000,000 shares;
  no shares issued or outstanding                                              --            --
Common stock, $.001 par value; authorized 300,000,000 shares;
  issued and outstanding 201,809,298 shares at June 30, 2002;
  issued 200,802,633 and outstanding 200,629,908 shares at
  March 31, 2002                                                              202           201
Additional paid-in capital                                                473,843       459,303
Retained earnings                                                         640,980       619,254
Less shares of common stock held in treasury at cost;
  172,725 shares at March 31, 2002                                             --        (2,979)
                                                                      -----------   -----------
   Net stockholders' equity                                             1,115,025     1,075,779
                                                                      -----------   -----------

   Total liabilities and stockholders' equity                         $ 1,334,709   $ 1,275,600
                                                                      ===========   ===========

     See accompanying notes to condensed consolidated financial statements.

               MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     (in thousands except per share amounts)
                                   (Unaudited)

                                                    Three Months Ended June 30,
                                                    ---------------------------
                                                       2002              2001
                                                    ---------         ---------
Net sales                                           $ 159,745         $ 138,894
Cost of sales                                          75,848            69,488
                                                    ---------         ---------
   Gross profit                                        83,897            69,406

Operating expenses:
   Research and development                            21,560            19,534
   Selling, general and administrative                 21,941            21,443
   Purchased in-process research and development        9,300                --
                                                    ---------         ---------
                                                       52,801            40,977

Operating income                                       31,096            28,429

Other income (expense):
   Interest income                                      1,402             1,262
   Interest expense                                      (136)             (207)
   Other, net                                             (16)              343
                                                    ---------         ---------

Income before income taxes                             32,346            29,827

Income taxes                                           10,620             8,054
                                                    ---------         ---------

Net income                                          $  21,726         $  21,773
                                                    =========         =========

Basic net income per share                          $    0.11         $    0.11
                                                    =========         =========

Diluted net income per share                        $    0.10         $    0.11
                                                    =========         =========
Weighted average common
   shares outstanding                                 201,292           197,103
                                                    =========         =========
Weighted average common and potential
   common shares outstanding                          211,527           206,385
                                                    =========         =========

     See accompanying notes to condensed consolidated financial statements.

               MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)

                                                     Three Months Ended June 30,
                                                     ---------------------------
                                                        2002            2001
                                                      ---------      ---------
Cash flows from operating activities:
Net income                                            $  21,726      $  21,773
Adjustments to reconcile net income to net cash
 provided by operating activities:
   Provision for doubtful accounts                           15             13
   Provision for inventory valuation                      2,108          1,388
   Provision for pension accrual                             10             38
   Gain on sale of fixed assets                              --           (242)
   Loss on write-down of fixed assets                     1,208             --
   In-process research and development charge             9,300             --
   Depreciation and amortization                         27,228         27,543
   Deferred income taxes (benefit)                       (8,692)         2,172
   Tax benefit from exercise of stock options             8,861          3,012
   (Increase) decrease in accounts receivable            (1,858)         9,147
   Increase in inventories                               (1,741)        (1,807)
   Increase (decrease) in accounts payable and
     accrued liabilities                                  9,540        (38,340)
   Change in other assets and liabilities                 3,557         (8,621)
                                                      ---------      ---------

Net cash provided by operating activities                71,262         16,076
                                                      ---------      ---------

Cash flows from investing activities:
   PowerSmart acquisition, net of cash acquired         (50,674)            --
   Proceeds from sale of assets                              --            823
   Capital expenditures                                 (25,264)       (12,827)
                                                      ---------      ---------

Net cash used in investing activities                   (75,938)       (12,004)
                                                      ---------      ---------

Cash flows from financing activities:
   Proceeds from sale of stock                            8,074          4,438
                                                      ---------      ---------

Net cash provided by financing activities                 8,074          4,438
                                                      ---------      ---------

Net increase in cash and cash equivalents                 3,398          8,510

Cash and cash equivalents at beginning of period        280,647        129,909
                                                      ---------      ---------

Cash and cash equivalents at end of period            $ 284,045      $ 138,419
                                                      =========      =========

     See accompanying notes to condensed consolidated financial statements.

               MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002
                                   (UNAUDITED)

(1)  BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements include the accounts of Microchip Technology Incorporated and its wholly-owned subsidiaries (the "Company"). All intercompany balances and transactions have been eliminated in consolidation.

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments of a normal recurring nature which are necessary for a fair presentation have been included. Certain information and footnote disclosures normally included in audited consolidated financial statements have been condensed or omitted pursuant to such Securities and Exchange Commission rules and regulations. It is suggested that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 2002. The results of operations for the three months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending March 31, 2003 or for any other period.

     Certain reclassifications have been made to conform the prior year amounts to the current period presentation.

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 (SFAS 141), Business Combinations and No. 142 (SFAS 142), Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized, but will be subject to annual impairment tests in accordance with the statements. Other intangible assets will continue to be amortized over their useful lives. Goodwill will be subject to impairment tests annually, or earlier if indicators of potential impairment exist, using a fair-value-based approach. The Company adopted the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of fiscal 2003 with the acquisition of PowerSmart, Inc.

(2)  ACQUISITION OF POWERSMART, INC.

     On June 5, 2002, the Company completed the acquisition of PowerSmart, Inc. in which Microchip acquired all of PowerSmart's outstanding capital stock and assumed certain stock options for consideration of $54.0 million in cash. The purchase price was allocated among PowerSmart's tangible and intangible assets, in-process research and development and goodwill based on an independent valuation analysis performed by a firm other than the Company's independent auditors.

     The acquisition was accounted for as a purchase business combination in accordance with Statement of Financial Accounting Standards ("SFAS") No. 141, and accordingly, the results of PowerSmart's operations are included in the Company's consolidated results from the date of the acquisition. The acquisition was not considered significant under the rules and regulations of the Securities and Exchange Commission (Rule 3.05 of Regulation S-X).

     The following table summarizes the preliminary fair values of the assets acquired and the liabilities assumed at the date of the acquisition. The allocation of the purchase price to these assets and liabilities was based on preliminary estimates and is subject to adjustment.

                                                          (amounts in thousands)
                                                          ----------------------
         Current assets                                          $  3,315
         Property and equipment                                       462
         Other assets                                               1,147
         In-process research and development                        9,300
         Core technology                                            5,200
         Other intangible assets                                      400
         Deferred tax assets, net                                   7,089
         Goodwill                                                  30,294
                                                                 --------
              Total assets acquired                                57,207
         Current liabilities                                       (1,988)
                                                                 --------
              Total liabilities assumed                            (1,988)
                                                                 --------
              Net assets acquired                                $ 55,219
                                                                 ========

     Assets and liabilities have been recorded at their net book value, which approximates their fair market value at the date of the acquisition. Liabilities assumed includes accruals of approximately $0.8 million for severance, exit and lease termination costs related to the costs of terminating the employment of headquarters personnel of PowerSmart, severing certain contractual obligations entered into by PowerSmart and closing the leased facility located in Shelton, Connecticut.

     The amount paid in excess of the fair value of the net tangible assets has been allocated to separately identifiable intangible assets based upon an independent valuation analysis. The $9.3 million assigned to in-process research and development was written off at the date of the acquisition in accordance with FASB Interpretation No. 4, "Applicability of FASB Statement No. 2 Business Combinations Accounted for by the Purchase Method."

     In accordance with SFAS No. 142, goodwill related to this acquisition will not be amortized but will be subject to periodic impairment tests. None of the approximately $30.3 million in goodwill is expected to be deductible for tax purposes. The core technology and other intangible assets of $5.6 million will be amortized over their estimated useful lives of seven years.

     There has been an escrow account established from the transaction proceeds in the amount of approximately $5.2 million. The escrow account can be utilized to offset pre-acquisition contingencies that the Company may be required to pay.

(3)  ACCOUNTS RECEIVABLE

     Accounts receivable consists of the following (amounts in thousands):

                                                        June 30,   March 31,
                                                          2002        2002
                                                        -------     -------
     Trade accounts receivable                          $86,941     $84,336
     Other                                                  845         348
                                                        -------     -------
                                                         87,786      84,684
     Less allowance for doubtful accounts                 4,076       3,937
                                                        -------     -------
                                                        $83,710     $80,747
                                                        =======     =======

(4)  INVENTORIES

     The components of inventories consist of the following (amounts in thousands):

                                                        June 30,   March 31,
                                                          2002        2002
                                                        -------     -------
     Raw materials                                      $ 8,233     $ 7,187
     Work in process                                     57,612      61,724
     Finished goods                                      22,902      19,704
                                                        -------     -------
                                                        $88,747     $88,615
                                                        =======     =======

     Inventory impairment charges establish a new cost basis for inventory and charges are not subsequently reversed to income even if circumstances later suggest that increased carrying amounts are recoverable.

(5)  PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consists of the following (amounts in thousands):

                                                   June 30,       March 31,
                                                     2002           2002
                                                  ----------     ----------
     Land                                         $   23,685     $   23,685
     Building and building improvements              191,215        191,186
     Machinery and equipment                         732,417        722,049
     Projects in process                             225,763        211,098
                                                  ----------     ----------
                                                   1,173,080      1,148,018
     Less accumulated depreciation
         and amortization                            459,681        432,058
                                                  ----------     ----------
                                                  $  713,399     $  715,960
                                                  ==========     ==========

     Depreciation and amortization expense attributed to property and equipment was $27.2 million and $27.5 million for the three months ended June 30, 2002 and June 30, 2001, respectively.

(6)  LINES OF CREDIT

     The Company has an unsecured revolving credit facility with a syndicate of banks totaling $100,000,000, bearing interest at LIBOR plus 0.625%. The Company can elect to increase the facility to $150,000,000, subject to certain conditions set forth in the credit agreement. This facility has a termination date of May 31, 2003. The Company had no borrowings against this line of credit as of June 30, 2002. The credit facility requires the Company to achieve certain financial ratios and operating results to maintain the credit facility. The Company's ability to fully utilize this credit facility is dependent on it being in compliance with such covenants and ratios. The Company was in compliance with these covenants as of June 30, 2002.

     The Company has an additional unsecured short-term line of credit with various financial institutions in Asia for up to $20,000,000 (U.S. Dollar equivalent). These borrowings are predominantly denominated in U.S. Dollars, bearing interest at the Singapore Interbank Offering Rate (SIBOR) of 2.32% at June 30, 2002 plus 0.5% (average) and expiring on various dates through March 2003. There were no borrowings against this line of credit as of June 30, 2002, and an allocation of $888,000 of the available line was made, relating to import guarantees associated with the Company's business in Thailand. There are no covenants relative to the foreign line of credit.

(7)  NET INCOME PER SHARE

     The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):


                                                       Three Months Ended
                                                             June 30,
                                                      ---------------------
                                                        2002         2001
                                                      --------     --------
     Net income                                       $ 21,726     $ 21,773

     Weighted average common
     shares outstanding                                201,292      197,103

     Dilutive effect of stock options                   10,235        9,282
                                                      --------     --------

     Weighted average common and
     potential common shares outstanding               211,527      206,385
                                                      ========     ========

     Basic net income per share                       $   0.11     $   0.11
                                                      ========     ========

     Diluted net income per share                     $   0.10     $   0.11
                                                      ========     ========

(8)  SUBSEQUENT EVENT

     On August 7, 2002, the Company's Board of Directors authorized the Company to repurchase up to 2,500,000 shares of its Common Stock in the open market or in privately negotiated transactions. The timing and amount of purchases will depend upon market conditions and corporate considerations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RECENT DEVELOPMENTS

     SIGNING OF DEFINITIVE AGREEMENT TO ACQUIRE SEMICONDUCTOR MANUFACTURING FACILITY IN GRESHAM, OREGON

     On July 17, 2002, we signed an agreement to acquire a semiconductor manufacturing facility in Gresham, Oregon (Fab 4) from Fujitsu Microelectronics, Inc., referred to as FMI, for $183.5 million in cash. The assets we would acquire upon closing include a 196-acre campus, buildings totaling approximately 826,500 square feet (including approximately 200,000 square feet of clean room space) and manufacturing equipment. We will pay the purchase price from our existing cash and cash equivalent balances.

     Closing of the transaction is subject to several closing conditions, including the qualification of the facility under the State of Oregon's Strategic Investment Program, a program that would provide a partial tax exemption for the facility for a limited period of time. Closing of the transaction is scheduled to occur on October 31, 2002, however, FMI has the sole option to accelerate closing to the end of August 2002, upon completion of all closing conditions.

     We currently intend to maintain Fab 3 in Puyallup, Washington until it is required for future production. We are currently evaluating Fab 3 to determine if an impairment charge will be required if we close the proposed acquisition of Fab 4. Our current net book value of the land and buildings at Fab 3 is approximately $95 million. We will relocate the manufacturing process equipment from Fab 3 to our wafer fabrication facilities in Chandler (Fab 1) and Tempe, Arizona (Fab 2), to further enhance our short-term manufacturing capacity and to reduce our currently projected capital expenditures over the next four fiscal years that would have been necessary to increase capacity at our other wafer fabrication facilities. Following the closing of the acquisition of Fab 4, we currently intend to relocate certain equipment from Fab 3 to Fab 4 to create a closer equipment match to our Fab 2 wafer fabrication facility in order to facilitate a quicker process start at Fab 4. We currently expect that virtually all of the equipment presently at Fab 3 will be transferred to and used in Fabs 1, 2 or 4.

     THE FOREGOING STATEMENTS REGARDING THE EXPECTED CLOSING DATE OF THE PROPOSED ACQUISITION OF FAB 4, OUR INTENTION TO MAINTAIN FAB 3 UNTIL IT IS REQUIRED FOR OUR FUTURE PRODUCTION REQUIREMENTS, OUR EVALUATION OF FAB 3 TO DETERMINE IF AN IMPAIRMENT CHARGE WILL BE REQUIRED IF WE CLOSE THE PROPOSED ACQUISITION OF FAB 4, RELOCATION OF EQUIPMENT FROM FAB 3 TO OUR OTHER MANUFACTURING FACILITIES, REDUCTION IN PLANNED CAPITAL EXPENDITURES OVER THE NEXT FOUR YEARS, THE RELOCATION OF EQUIPMENT FACILITATING A QUICKER PROCESS START IN FAB 4 AND OUR EXPECTATION THAT VIRTUALLY ALL OF THE EQUIPMENT AT FAB 3 WILL BE TRANSFERRED TO AND USED IN FABS 1, 2 OR 4 ARE FORWARD-LOOKING STATEMENTS. ACTUAL RESULTS COULD DIFFER MATERIALLY BECAUSE OF THE FOLLOWING FACTORS, AMONG OTHERS: FAILURE OF THE PROPOSED ACQUISITION OF FAB 4 TO CLOSE DUE TO FAILURE OF THE PARTIES TO SATISFY CLOSING CONDITIONS OR OTHER FACTORS; WHETHER FMI EXERCISES ITS OPTION TO ACCELERATE THE CLOSING DATE OF THE PROPOSED ACQUISITION; FUTURE DEMAND FOR OUR PRODUCTS AND THE PRODUCTS OF OUR CUSTOMERS; DELAYS IN PERMIT TRANSFERS AND/OR FACILITIZATION OF FAB 4; OUR ABILITY TO RAMP PRODUCTS INTO VOLUME PRODUCTION AT FAB 4; AVAILABILITY OF EQUIPMENT AND OTHER SUPPLIES; AND GENERAL INDUSTRY, ECONOMIC AND POLITICAL CONDITIONS.

     ACQUISITION OF POWERSMART, INC.

     On June 5, 2002, we completed our acquisition of PowerSmart, Inc. in which we acquired all of PowerSmart's outstanding capital stock and assumed certain stock options for consideration of $54.0 million in cash.

     PowerSmart delivers a battery management whole product solution that improves system runtimes with a lower system cost for the user. Included in the whole product solution is an application tools suite designed to speed up implementation during the user's development and production. Powersmart's leading edge technology in battery management combined with our existing microcontroller infrastructure will position us well to gain market share in the office automation and consumer products markets. The acquisition is expected to strengthen our position in battery management applications such as laptop computers, personal digital assistants, cellular telephones, digital cameras and camcorders, and UPS systems.

     The assets acquired included in-process research and development. The value assigned to this asset was determined by an independent valuation analysis performed by a firm other than our independent auditors. As of the valuation date, there were 15 projects that were considered to be in-process. The values of the projects were determined based on analyses of cash flows to be generated by the products that are expected to result from the in-process projects. These cash flows were estimated by forecasting total revenues expected from these products then deducting appropriate operating expenses, cash flow adjustments and contributory asset returns to establish a forecast of net return on the in-process technology. These net returns were substantially reduced to take into account the time value of money and the risks associated with the inherent difficulties and uncertainties in achieving commercial readiness. The above analysis resulted in $9.3 million of value assigned to acquired in-process research and development, which was expensed on the acquisition date in accordance with FASB Interpretation No. 4, "Applicability of FASB Statement No. 2 Business Combinations Accounted for by the Purchase Method." We believe the assumptions used in valuing in-process research and development are reasonable, but are inherently uncertain, and no assurance can be given that the assumptions made will occur. During the quarter ended June 30, 2002, we incurred development costs of approximately $0.2 million related to the acquired in-process research and development, and should the projects continue to move toward commercialization, we estimate that future expenditures could approximate $2.5 million over the next few years.

     We also recorded goodwill of approximately $30.3 million, which includes PowerSmart's and our transaction costs as well as other acquisition-related expenses, and intangible assets of $5.6 million which will be amortized over seven years.

     THE FOREGOING STATEMENTS RELATING TO POWERSMART'S LEADING EDGE TECHNOLOGY IN BATTERY MANAGEMENT COMBINED WITH OUR EXISTING MICROCONTROLLER INFRASTRUCTURE POSITIONING US WELL TO GAIN MARKET SHARE IN THE OFFICE AUTOMATION AND CONSUMER PRODUCTS MARKETS, THE ACQUISITION STRENGTHENING OUR POSITION IN BATTERY MANAGEMENT APPLICATIONS AND OUR ESTIMATION OF FUTURE EXPENDITURES RELATED TO ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT PROJECTS ARE FORWARD-LOOKING STATEMENTS. ACTUAL RESULTS COULD DIFFER MATERIALLY BECAUSE OF THE FOLLOWING FACTORS, AMONG OTHERS: DIFFICULTIES ASSOCIATED WITH SUCCESSFULLY INTEGRATING POWERSMART'S AND OUR BUSINESSES AND TECHNOLOGIES; FAILURE OF THE COMBINED COMPANY TO RETAIN AND HIRE KEY EXECUTIVES, TECHNICAL PERSONNEL AND OTHER EMPLOYEES; FAILURE OF THE COMBINED COMPANY TO SUCCESSFULLY MANAGE ITS CHANGING RELATIONSHIP WITH CUSTOMERS, SUPPLIERS, VALUE-ADDED RESELLERS AND STRATEGIC PARTNERS; FAILURE OF THE COMBINED COMPANY'S CUSTOMERS TO ACCEPT NEW PRODUCT OFFERINGS; FAILURE TO ACHIEVE ANTICIPATED SYNERGIES OF THE ACQUISITION; THE PROGRESS AND COSTS OF DEVELOPMENT OF THE COMBINED COMPANY'S PRODUCTS AND SERVICES AND THE TIMING OF MARKET ACCEPTANCE OF THOSE PRODUCTS AND SERVICES; AND FAILURE TO COMPLETE ANY OF THE PROJECTS CURRENTLY IN DEVELOPMENT FOR ANY
REASON, INCLUDING OUR FAILURE TO ALLOCATE MONETARY OR HUMAN RESOURCES TO SUCH PROJECTS.

RESULTS OF OPERATIONS

     The following table sets forth certain operational data as a percentage of net sales for the periods indicated:

                                                        Three Months Ended
                                                             June 30,
                                                            (unaudited)
                                                         -----------------
                                                         2002        2001
                                                         -----       -----
     Net sales ....................................      100.0%      100.0%
     Cost of sales ................................       47.5%       50.0%
                                                         -----       -----
     Gross profit .................................       52.5%       50.0%
     Research and development .....................       13.5%       14.1%
     Selling, general and administrative ..........       13.7%       15.4%
     In-process research and development ..........        5.8%         --
                                                         -----       -----
     Operating income .............................       19.5%       20.5%
                                                         =====       =====

     NET SALES

     We operate in one industry segment and engage primarily in the design, development, manufacture and marketing of semiconductor products. We sell our products to distributors and original equipment manufacturers, referred to as OEMs, in a broad range of market segments, perform on-going credit evaluations of our customers and generally require no collateral.

     Our net sales for the quarter ended June 30, 2002 were $159.7 million, an increase of 7.3% from the previous quarter's sales of $148.8 million, and an increase of 15.0% from net sales of $138.9 million in the quarter ended June 30, 2001. The increase in net sales for the three month period ended June 30, 2002, compared to the three month period ended June 30, 2001, resulted primarily from increased demand for microcontroller and analog products in end markets.

     Sales by product line for the three months ended June 30, 2002 and June 30, 2001 were as follows (in thousands):

                                               Three Months Ended
                                                     June 30,
                                                   (Unaudited)
                                      ------------------------------------
                                        2002       %        2001       %
                                      --------   -----    --------   -----
     Microcontrollers .............   $125,484    78.5    $107,541    77.4

     Serial EEPROM products .......     21,860    13.7      21,218    15.3

     Analog and interface products      12,401     7.8      10,135     7.3
                                      --------   -----    --------   -----

     Total sales ..................   $159,745   100.0%   $138,894   100.0%
                                      ========   =====    ========   =====

     Our microcontroller product line represents the largest component of our total net sales. Microcontrollers and associated application development systems accounted for approximately 79% of our total net sales for the three month period ended June 30, 2002, and approximately 77% of our total net sales for the three month period ended June 30, 2001. Net sales of our microcontroller products increased approximately 16.7% in the quarter ended June 30, 2002, compared to the quarter ended June 30, 2001, driven by increased end market demand, our continued design win performance and continued increases in our overall market share. Historically, average selling prices in the semiconductor industry decrease over the life of any particular product. The overall average selling prices of our microcontroller products have remained relatively constant over time due to the proprietary nature of these products. We have experienced, and expect to continue to experience, moderate pricing pressure in certain microcontroller product lines, due primarily to competitive conditions. We have been able to in the past, and expect to be able to in the future, moderate average selling price declines in our microcontroller product lines by introducing new products with more features and higher prices.

     Sales of our Serial EEPROM products accounted for approximately 14% of our total net sales for the three month period ended June 30, 2002, and approximately 15% of our total net sales for the three month period ended June 30, 2001. Net sales of our Serial EEPROM products increased approximately 3.0% in the quarter ended June 30, 2002, compared to the quarter ended June 30, 2001, driven primarily by supply and demand conditions within the market. Serial EEPROM product pricing responds to changes in supply and demand factors over time, being more commodity than proprietary in nature. During the periods covered by this report, we have experienced various Serial EEPROM product pricing trends due to market conditions. We experienced significant competitive pricing pressures in our Serial EEPROM product lines during the first half of fiscal 2002, returning to modest pricing declines in the second half of fiscal 2002. Serial EEPROM pricing was essentially flat during the three months ended June 30, 2002. We expect Serial EEPROM pricing to be approximately flat in the second quarter of fiscal 2003, compared to the first quarter of fiscal 2003.

     Sales of analog and interface products accounted for approximately 8% of our total net sales for the three month period ended June 30, 2002, and approximately 7% for the three month period ended June 30, 2001. Net sales of our analog and interface products increased approximately 22.4% in the quarter ended June 30, 2002, compared to the quarter ended June 30, 2001, driven primarily by supply and demand conditions within the market and our ability to gain market share from our competitors. Analog and interface products can be proprietary or non-proprietary in nature. Currently, we consider approximately 40% of our analog and interface product mix to be proprietary in nature, where prices are relatively stable, similar to the pricing stability of our microcontroller products. The non-proprietary portion of our analog and interface business will experience price fluctuations, driven primarily by the current supply and demand for those products, similar to the pricing pressures experienced in our Serial EEPROM product lines. During fiscal 2002, our analog and interface products experienced price reductions of approximately 25%. During the three-month period ending June 30, 2002, pricing of our analog and interface products was essentially flat, compared to the three-month period ending March 31, 2002. We anticipate the proprietary portion of our analog and interface products to increase over time.

     We may be unable to maintain average selling prices for our microcontroller or other products as a result of increased pricing pressure in the future, which would adversely affect our operating results.

     Our net sales in any given quarter depend upon a combination of shipments from backlog and orders received in that quarter for shipment in that quarter, which we refer to as turns orders. We measure turns orders at the beginning of a quarter based on the orders needed to meet the revenue target that we set entering the quarter. We have emphasized our ability to respond quickly to customer orders as part of our competitive strategy, resulting in customers placing orders with short delivery schedules. Turns orders directly correlate to product lead times, which are currently between two and four weeks generally, essentially unchanged from lead times a year ago. Shorter lead times generally means that turns orders as a percentage of our business is relatively high in any particular quarter and reduces our visibility on future product shipments. With current lead times between two and four weeks generally, customers do not place orders beyond their immediate requirements. The percentage of turns orders in any given quarter is dependent on overall semiconductor industry conditions and product lead times. As such, our percentage of turns orders has fluctuated over the last three fiscal years between 20% and 65%. At July 1, 2002, we required turns orders of approximately 50% in order to achieve our revenue target for the second quarter of fiscal 2003. At April 1, 2002, we required turns orders of approximately 57% to achieve our revenue target for the first quarter of fiscal 2003.

     Turns orders are difficult to predict, and we may not experience the combination of turns orders and shipments from backlog in any quarter that would be sufficient to achieve anticipated net sales. If we do not achieve a sufficient level of turns orders in a particular quarter, our net sales and operating results will suffer.

     THE FOREGOING STATEMENTS REGARDING COMPETITIVE PRICING PRESSURE IN OUR MICROCONTROLLER PRODUCT LINES, FUTURE AVERAGE SELLING PRICES IN OUR MICROCONTROLLER PRODUCT LINES, SERIAL EEPROM PRICING IN THE QUARTER ENDING SEPTEMBER 30, 2002, THE PROPRIETARY PORTION OF OUR ANALOG AND INTERFACE PRODUCT LINES INCREASING OVER TIME, AND THE LEVEL OF TURNS ORDERS REQUIRED TO MEET OUR REVENUE TARGET FOR THE SECOND QUARTER OF FISCAL 2003 ARE FORWARD-LOOKING

STATEMENTS. ACTUAL RESULTS COULD DIFFER MATERIALLY BECAUSE OF THE FOLLOWING FACTORS, AMONG OTHERS: THE LEVEL OF ORDERS THAT ARE RECEIVED AND CAN BE SHIPPED IN A QUARTER; DEMAND FOR OUR PRODUCTS AND THE PRODUCTS OF OUR CUSTOMERS; THE LEVEL AT WHICH DESIGN WINS BECOME ACTUAL ORDERS; INVENTORY MIX AND TIMING OF CUSTOMER ORDERS; CUSTOMERS' INVENTORY LEVELS, ORDER PATTERNS AND SEASONALITY; OUR ABILITY TO RAMP PRODUCTS INTO VOLUME PRODUCTION; COMPETITION AND COMPETITIVE PRESSURES ON PRICING AND PRODUCT AVAILABILITY; POSSIBLE DISRUPTION IN COMMERCIAL ACTIVITIES OCCASIONED BY TERRORIST ACTIVITY AND ARMED CONFLICT, SUCH AS CHANGES IN LOGISTICS AND SECURITY ARRANGEMENTS, AND REDUCED END-USER PURCHASES RELATIVE TO EXPECTATIONS; IMPACT OF EVENTS OUTSIDE THE UNITED STATES, SUCH AS THE BUSINESS IMPACT OF FLUCTUATING CURRENCY RATES OR UNREST OR POLITICAL INSTABILITY; THE CYCLICAL NATURE OF BOTH THE SEMICONDUCTOR INDUSTRY AND THE MARKETS ADDRESSED BY OUR PRODUCTS; MARKET ACCEPTANCE OF OUR NEW PRODUCTS AND THOSE OF OUR CUSTOMERS; THE FINANCIAL CONDITION OF OUR CUSTOMERS; FLUCTUATIONS IN PRODUCTION YIELDS, PRODUCTION EFFICIENCIES AND OVERALL CAPACITY UTILIZATION; CHANGES IN PRODUCT MIX; ABSORPTION OF FIXED COSTS, LABOR AND OTHER FIXED MANUFACTURING COSTS; AND GENERAL INDUSTRY, ECONOMIC AND POLITICAL CONDITIONS.

     Distributors accounted for approximately 63% of our net sales in each of the three month periods ended June 30, 2002 and June 30, 2001. Our largest distributor accounted for approximately 12% of our total net sales in each of the three month periods ended June 30, 2002 and June 30, 2001. Generally, we do not have long-term agreements with our distributors and our distributors may terminate their relationships with us with little or no advanced notice. The loss of, or the disruption in the operations of, one or more of our distributors could reduce our future net sales in a given quarter and could result in an increase in inventory returns.

     Sales by geography for the three months ended June 30, 2002 and 2001 were as follows (in thousands):

                                                   (Unaudited)
                                      ------------------------------------
                                        2002       %        2001       %
                                      --------   -----    --------   -----
     Americas                         $ 53,414    33.4    $ 47,907    34.5

     Europe                             44,799    28.0      47,885    34.5

     Asia                               61,532    38.6      43,102    31.0
                                      --------   -----    --------   -----

     Total sales                      $159,745   100.0%   $138,894   100.0%
                                      ========   =====    ========   =====

     Our sales to foreign customers have been predominately in Asia and Europe, which we attribute to the manufacturing strength in those areas for automotive, communications, computing, consumer and industrial control products. Americas sales include sales to customers in the United States, Canada, Central America and South America. Sales to foreign customers accounted for approximately 74% of our net sales in the three months ended June 30, 2002 and approximately 70% of our net sales in the three months ended June 30, 2001. The majority of our foreign sales are U.S. Dollar denominated.

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

     GROSS PROFIT

     Our gross profit was $83.9 million in the three months ended June 30, 2002, and $69.4 million in the three months ended June 30, 2001. Gross profit as a percent of sales was 52.5% in the three months ended June 30, 2002, and 50.0% in the three months ended June 30, 2001.

     The most significant factors affecting gross profit percentage in the periods covered by this report were:

     * higher levels of manufacturing capacity utilization in the first quarter of fiscal 2003
     * continued cost reductions in wafer fabrication and assembly and test manufacturing
     * the ability to maintain average selling prices for our microcontroller products where moderate pricing pressures have been offset by new product introductions with more features and higher selling prices
     * significant competitive pricing pressures in Serial EEPROM products in the first quarter of fiscal 2002 compared to a more stable pricing environment in the first quarter of fiscal 2003
     * fluctuations in the product mix of proprietary microcontroller and analog products and related Serial EEPROM products as illustrated in the chart in Net Sales on page 12, and
     * cost reductions associated with one-week plant shutdown in the first quarter of fiscal 2002.

     During fiscal 2002, we operated at approximately 70% of our cumulative total Fab 1 and Fab 2 capacity due to the capacity reductions implemented in the March 2001 quarter and one-week plant shutdowns in each quarter of fiscal 2002. Our overall gross margins were negatively impacted by these actions due to the relatively high fixed costs inherent in our wafer fabrication manufacturing, which continue even at lower capacity levels. Capacity utilization in the first quarter of fiscal 2003 increased to approximately 83%, which favorably impacted gross margins, compared to the gross margins attained in fiscal 2002. We expect capacity utilization in the second quarter of fiscal 2003 to be approximately 83%.

     Our overall inventory levels were $88.7 million as of June 30, 2002, compared to $88.6 million at March 31, 2002, confirming that capacity is aligned with market demand. We maintained 107 days of inventory on our balance sheet as of June 30, 2002, compared to 110 days as of March 31, 2002. The highest number of days of inventory that we experienced in either fiscal 2002 or fiscal 2003 was 127 days as of September 30, 2001.

     We currently intend to maintain Fab 3 at minimal operating cost until it is required for future production. When required for production, we would expect Fab 3 to produce 8-inch wafers. Upon commencement of operations at Fab 3, our operating margins could suffer as production is brought on-line and depreciation on the buildings and related equipment commences. As reported in "RECENT DEVELOPMENTS," above at page 10, we signed an agreement to acquire a semiconductor manufacturing facility in Gresham, Oregon (Fab 4). As a result of the proposed acquisition of Fab 4, we are currently evaluating Fab 3 to determine if an impairment charge will be required if we close the proposed acquisition of Fab 4.

     Fabs 1 and 2 currently utilize various manufacturing process technologies, but predominantly utilize our 1.0 to 0.5-micron processes. We continue to transition products to more advanced process technologies to reduce future manufacturing costs. In fiscal 2002 and the first quarter of fiscal 2003, approximately 80% of our production was on 8-inch wafers. We anticipate that gross margins will fluctuate over time, driven primarily by the overall product mix of microcontroller, analog and interface and Serial EEPROM products and percentage of net sales of each of these products in a particular quarter, manufacturing yields, fixed cost absorption, wafer fab loading levels and competitive and economic conditions.

     THE FOREGOING STATEMENTS RELATING TO OUR EXPECTED CAPACITY UTILIZATION IN THE SECOND QUARTER OF FISCAL 2003, CONFIRMATION THAT OUR CAPACITY IS ALIGNED WITH MARKET DEMAND, OUR INTENTION TO MAINTAIN FAB 3 UNTIL IT IS REQUIRED FOR OUR FUTURE PRODUCTION REQUIREMENTS, FAB 3 PRODUCING 8-INCH WAFERS WHEN REQUIRED FOR FUTURE PRODUCTION, OUR EVALUATION OF FAB 3 TO DETERMINE IF AN IMPAIRMENT CHARGE WILL BE REQUIRED IF WE CLOSE THE PROPOSED ACQUISITION OF FAB 4, THE TRANSITION TO HIGHER YIELDING MANUFACTURING PROCESSES TO REDUCE FUTURE OPERATING COSTS AND THE FLUCTUATION OF GROSS MARGINS OVER TIME ARE FORWARD-LOOKING STATEMENTS. ACTUAL RESULTS COULD DIFFER MATERIALLY BECAUSE OF THE FOLLOWING FACTORS, AMONG
OTHERS: FUTURE DEMAND FOR OUR PRODUCTS AND THE PRODUCTS OF OUR CUSTOMERS; FLUCTUATIONS IN PRODUCTION YIELDS, PRODUCTION EFFICIENCIES AND OVERALL CAPACITY UTILIZATION; ABSORPTION OF FIXED COSTS, LABOR AND OTHER DIRECT MANUFACTURING COSTS; COMPETITION AND COMPETITIVE PRESSURE ON PRICING; POSSIBLE DISRUPTION IN COMMERCIAL ACTIVITIES OCCASIONED BY TERRORIST ACTIVITY AND ARMED CONFLICT, WHICH COULD RESULT IN CHANGES IN LOGISTICS AND SECURITY ARRANGEMENTS, AND REDUCED END-USER PURCHASES RELATIVE TO EXPECTATIONS; IMPACT OF EVENTS OUTSIDE THE UNITED STATES, SUCH AS THE BUSINESS IMPACT OF FLUCTUATING CURRENCY RATES OR UNREST OR POLITICAL INSTABILITY; OUR ABILITY TO INCREASE MANUFACTURING CAPACITY AS NEEDED; COST AND AVAILABILITY OF RAW MATERIALS; CHANGES IN PRODUCT MIX; FAILURE OF THE PROPOSED ACQUISITION OF FAB 4 TO CLOSE DUE TO THE FAILURE OF THE PARTIES TO SATISFY CLOSING CONDITIONS OR OTHER FACTORS; WHETHER FMI EXERCISES ITS OPTION TO ACCELERATE THE CLOSING DATE OF THE PROPOSED ACQUISITION OF FAB 4; AND OTHER GENERAL INDUSTRY, ECONOMIC AND POLITICAL CONDITIONS.

     At June 30, 2002, approximately 65% of our assembly requirements were being performed in our Thailand facility, compared to approximately 53% as of June 30, 2001. Third-party contractors located throughout Asia perform the balance of our assembly operations. Substantially all of our test requirements were being performed in our Thailand facility as of June 30, 2002, compared to approximately 95% as of June 30, 2001. We believe that the assembly and test operations performed at our Thailand facility provide us with significant cost savings when compared to third-party contractor assembly and test costs, as well as increased control of these portions of the manufacturing process.

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

     RESEARCH AND DEVELOPMENT

     Research and development expenses for the three months ended June 30, 2002 were $21.6 million, or 13.5% of sales, compared to $19.5 million, or 14.1% of sales, for the three months ended June 30, 2001. We are committed to investing in new and enhanced products, including development systems software, and in our design and manufacturing process technologies. We believe these investments are significant factors in maintaining our competitive position. We expense all research and development costs as incurred. Research and development expenses include expenditures for labor, masks, prototype wafers, and expenses for the development of process technologies, new packages, and software to support new products and design environments.

     Research and development expenses increased $2.0 million, or 10.4%, for the three months ended June 30, 2002 over the same period last year. Research and development expenses increased $1.0 million, or 4.9%, for the three months ended June 30, 2002 over the three months ended March 31, 2002. The primary reason for the dollar increase in research and development costs in each of these periods was increased labor and professional service costs associated with expanding our technical resources. There was an unpaid one-week plant shut down for all employees in the June 30, 2001 quarter.

     SELLING, GENERAL AND ADMINISTRATIVE

     Selling, general and administrative expenses for the three months ended June 30, 2002 were $21.9 million, or 13.7% of sales, compared to $21.4 million, or 15.4% of sales, for the three months ended June 30, 2001. Selling, general and administrative expenses include salary expenses related to field sales, marketing and administrative personnel, advertising and promotional expenditures and legal expenses. Selling, general and administrative expenses also include costs related to our direct sales force and field applications engineers who work in sales offices worldwide to stimulate demand by assisting customers in the use and proper selection of our products.

     Selling, general and administrative expenses increased $0.5 million, or 2.3%, for the three months ended June 30, 2002 over the same period last year. Selling, general and administrative expenses increased $0.8 million, or 3.8%, for the three months ended June 30, 2002 over the three months ended March 31, 2002. The primary reason for the dollar increase in selling, general and administrative costs in these periods relate to increased labor costs. There was an unpaid one-week plant shut down for all employees in the June 30, 2001 quarter.

     Selling, general and administrative expenses fluctuate over time, primarily due to revenue and operating expense levels.

     PURCHASED IN-PROCESS RESEARCH AND DEVELOPMENT

     During the quarter ended June 30, 2002, purchased in-process research and development of $9.3 million, associated with our acquisition of PowerSmart, was written off at the date of the acquisition (June 5, 2002) in accordance with FASB Interpretation No. 4, "Applicability of FASB Statement No. 2 Business Combinations Accounted for by the Purchase Method." The determination of the $9.3 million write-off of in-process research and development is described above under "Recent Developments - Acquisition of PowerSmart, Inc.", at page 11, above.

     There were no such costs during the quarter ended June 30, 2001.

     OTHER INCOME (EXPENSE)

     Interest income increased in the three month period ended June 30, 2002 from the corresponding period of the previous fiscal year due to significantly higher invested cash balances. The interest rates applying on our invested cash balances were significantly lower during the three months ended June 30, 2002, compared to the rates applying during the corresponding period of the previous fiscal year.

     PROVISION FOR INCOME TAXES

     Provisions for income taxes reflect tax on foreign earnings and federal and state tax on U.S. earnings. We had an effective tax rate of 32.8% for the three months ended June 30, 2002, impacted by a $9.3 million in-process research and development charge associated with our acquisition of PowerSmart that provided us with no income tax benefit. Without the in-process research and development charge, our tax rate for the quarter would have been 25.5%. We had an effective tax rate of 27.0% for the three months ended June 30, 2001. Based on our current assumptions, we believe that our tax rate for the remainder of fiscal 2003 will be approximately 25.5%.

     As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax exposure, together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income within the relevant jurisdiction and, to the extent we believe that recovery is not likely, we must establish a valuation allowance. We have not provided for a valuation allowance because we believe that our deferred tax assets will be recovered from future taxable income. Should we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made. At June 30, 2002, our gross deferred tax asset was $99.8 million. Numerous taxing authorities in the countries in which we do business are increasing their scrutiny of various tax structures employed by businesses. We believe that we maintain adequate tax reserves to offset any potential tax liabilities that may arise upon audit in these countries. If such amounts ultimately prove to be unnecessary, the resulting reversal of such reserves would result in tax benefits being recorded in the period the reserves are no longer deemed necessary. If such amounts ultimately prove to be less than an ultimate assessment, a future charge to expense would be recorded in the period in which the assessment is determined.

     THE FOREGOING STATEMENTS REGARDING OUR TAX RATE FOR THE REMAINDER OF FISCAL 2003, THE RECOVERABILITY OF OUR DEFERRED TAX ASSET AND THE ADEQUACY OF OUR TAX RESERVES ARE FORWARD-LOOKING STATEMENTS. ACTUAL RESULTS COULD DIFFER MATERIALLY BECAUSE OF THE FOLLOWING FACTORS, AMONG OTHERS: CURRENT AND FUTURE TAX LAWS AND REGULATIONS; TAXATION RATES IN GEOGRAPHIC REGIONS WHERE WE HAVE SIGNIFICANT OPERATIONS; RESULTS OF ANY AUDIT CONDUCTED BY THE VARIOUS TAXING AUTHORITIES IN THE COUNTRIES IN WHICH WE DO BUSINESS; AND THE LEVEL OF OUR TAXABLE INCOME AND WHETHER OUR TAXABLE INCOME WILL BE SUFFICIENT TO UTILIZE OUR DEFERRED TAX ASSET.

     EURO CONVERSION ISSUES

         We operate in the European Market and currently generate approximately 30 percent of our total net sales from customers located in Europe. Our commercial headquarters in Europe are located in the United Kingdom, which is not currently one of the 11 member states of the European Union that has converted to the Euro.

     We currently conduct 96.1% of our business in Europe in U.S. Dollars and 0.3% of our business in Europe in Pounds Sterling. The balance of our net sales in Europe is conducted in the Euro. We will monitor the potential commercial impact of conversion of a portion of our current business to the Euro, but we do not currently anticipate any material impact to our business or operations based on this transition.

     THE FOREGOING STATEMENT REGARDING THE ANTICIPATED IMPACT OF THE TRANSITION TO THE EURO CURRENCY IS A FORWARD-LOOKING STATEMENT. ACTUAL RESULTS COULD DIFFER MATERIALLY BECAUSE OF THE FOLLOWING FACTORS, AMONG OTHERS: LEVELS OF SALES IN EUROPE THAT MAY BE CONDUCTED IN THE EURO; AND FLUCTUATIONS IN CURRENCY EXCHANGE RATES.

     LIQUIDITY AND CAPITAL RESOURCES

     We had $284.0 million in cash and cash equivalents at June 30, 2002, an increase of $3.4 million from the March 31, 2002 balance. The increase in cash and cash equivalents over this time period is primarily attributable to cash generated from operating activities offset by the cash used in our acquisition of PowerSmart. We maintain an unsecured revolving credit facility with a syndicate of banks totaling $100.0 million. We can elect to increase the facility to $150.0 million, subject to certain conditions set forth in the credit agreement. This facility has a termination date of May 31, 2003. There were no borrowings against this line of credit as of June 30, 2002. We are required to achieve certain financial ratios and operating results to maintain this line of credit and were in compliance with these requirements at June 30, 2002.

     We also maintain an unsecured short-term line of credit with various financial institutions in Asia for up to $20.0 million (U.S. Dollar equivalent). There were no borrowings under the foreign line of credit as of June 30, 2002, but an allocation of approximately $0.9 million of the available line was made, relating to import guarantees associated with our business in Thailand. There are no covenants related to the foreign line of credit.

     At June 30, 2002, an aggregate of $119.1 million of our credit facilities was available, subject to financial covenants and ratios with which we were in compliance. Our ability to fully utilize our credit facilities is dependent on our remaining in compliance with such covenants and ratios.

     During the three months ended June 30, 2002, we generated $71.3 million of cash from operating activities, an increase of $55.2 million from the three months ended June 30, 2001. The increase in cash flow from operations was primarily due to a $9.3 million in-process research and development charge, the impact of changes in accounts payable and accrued liabilities, inventories and other assets and liabilities.

     During the three months ended June 30, 2002, net cash used in investing activities increased $63.9 million, to $75.9 million from $12.0 million for the three months ended June 30, 2001. The increase was due to our acquisition of PowerSmart and increased capital expenditures.

     On August 7, 2002, our Board of Directors authorized the repurchase up to 2,500,000 shares of our common stock in the open market or in privately negotiated transactions. The timing and amount of purchases will depend upon market conditions and corporate considerations.

     Our level of capital expenditures varies from time to time as a result of actual and anticipated business conditions. Capital expenditures in the three months ended June 30, 2002 were $25.3 million, compared to $12.8 million for the three months ended June 30, 2001. The primary reasons for the dollar increase in capital expenditures were to selectively increase capacity in response to market demand and to invest in research and development equipment. We currently intend to spend approximately $270 million during the next 12 months to invest in Fab 4 and in equipment to maintain, and selectively increase, capacity to meet our currently anticipated needs.

     We expect to generate approximately $50 million in cash from operating activities and grow our cash balances by approximately $40 million in the quarter ending September 30, 2002, prior to the effect of our recently announced Stock Buy Back Program.

     As discussed above at page 10, we entered into an agreement to acquire a semiconductor manufacturing facility (Fab 4) from FMI for $183.5 million in cash. Closing of the transaction is expected to occur by the end of October 2002, however, FMI has the sole option to accelerate closing to the end of August 2002, upon completion of all closing conditions. We expect to finance the proposed transaction from our existing cash balances.

     We expect to finance capital expenditures through our existing cash balances, cash flows from operations, available debt arrangements and other sources of financing, including possible issuances of equity and debt securities depending on market conditions. We believe that the capital expenditures anticipated to be incurred over the next 12 months will provide sufficient manufacturing capacity to meet our currently anticipated needs.

     THE FOREGOING STATEMENTS REGARDING THE ANTICIPATED LEVEL OF CAPITAL EXPENDITURES OVER THE NEXT 12 MONTHS, THE AMOUNT OF CASH TO BE GENERATED FROM OPERATING ACTIVITIES IN THE QUARTER ENDING SEPTEMBER 30, 2002, THE PROJECTED GROWTH IN OUR CASH BALANCES DURING THE QUARTER ENDING SEPTEMBER 30, 2002, THE ANTICIPATED CLOSING DATE OF THE PROPOSED ACQUISITION OF FAB 4, OUR EXPECTATION OF FINANCING THE PROPOSED ACQUISITION OF FAB 4 FROM OUR EXISTING CASH BALANCES, THE FINANCING AND SUFFICIENCY OF OUR CAPITAL EXPENDITURES AND THE BELIEF THAT CAPITAL EXPENDITURES ANTICIPATED TO BE INCURRED OVER THE NEXT 12 MONTHS WILL PROVIDE US SUFFICIENT MANUFACTURING CAPACITY TO MEET OUR CURRENTLY ANTICIPATED NEEDS ARE FORWARD-LOOKING STATEMENTS. ACTUAL RESULTS COULD DIFFER MATERIALLY BECAUSE OF THE FOLLOWING FACTORS, AMONG OTHERS: FAILURE OF THE PROPOSED ACQUISITION OF FAB 4 TO CLOSE DUE TO FAILURE OF THE PARTIES TO SATISFY THE CLOSING CONDITIONS OR OTHER FACTORS; WHETHER FMI EXERCISES ITS OPTION TO ACCELERATE THE CLOSING DATE OF THE PROPOSED ACQUISITION OF FAB 4; CHANGES IN DEMAND FOR OUR PRODUCTS AND THOSE OF OUR CUSTOMERS; CHANGES IN UTILIZATION OF CURRENT MANUFACTURING CAPACITY; MARKET ACCEPTANCE OF OUR PRODUCTS AND OF OUR CUSTOMERS' PRODUCTS; THE CYCLICAL NATURE OF THE SEMICONDUCTOR INDUSTRY AND THE MARKETS ADDRESSED BY OUR PRODUCTS; THE AVAILABILITY AND COST OF RAW MATERIALS, EQUIPMENT AND OTHER SUPPLIES; THE FINANCIAL CONDITION OF OUR CUSTOMERS AND VENDORS; UNINSURED LOSSES; AND THE ECONOMIC, POLITICAL AND OTHER CONDITIONS IN THE WORLDWIDE MARKETS SERVED BY US.

     Net cash provided by financing activities was $8.1 million for the three months ended June 30, 2002, compared to $4.4 million for the three months ended June 30, 2001. Proceeds from the sale of stock options were $8.1 million in the three months ended June 30, 2002 and $4.4 million in the three months ended June 30, 2001.

     We had a net shares settled forward contract outstanding as of June 30, 2001. In connection with this contract, we made a net delivery of 572,645 shares of our common stock during the three months ended June 30, 2001. We closed out the net shares settled forward contract in its entirety on January 15, 2002 and made a cash payment of $27.8 million to purchase the remaining 1,610,606 shares outstanding under the contract. The purchased shares were held as treasury shares and used to fund stock option exercises and purchases under our employee stock purchase plan through April 9, 2002.

     We believe that our existing sources of liquidity combined with cash generated from operations will be sufficient to meet our currently anticipated cash requirements for at least the next 12 months. However, the semiconductor industry is capital intensive. In order to remain competitive, we must constantly evaluate the need to make significant investments in capital equipment for both production and research and development. We may seek additional equity or debt financing during the next 12 months for the capital expenditures required to maintain or expand our wafer fabrication and product assembly and test facilities, or other purposes. The timing and amount of any such financing requirements will depend on a number of factors, including demand for our products, changes in industry conditions, product mix, and competitive factors. There can be no assurance that such financing will be available on acceptable terms, and any additional equity financing would result in incremental dilution to existing stockholders.

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

OUR QUARTERLY OPERATING RESULTS MAY FLUCTUATE DUE TO FACTORS THAT COULD REDUCE OUR NET SALES AND PROFITABILITY.

     Our quarterly operating results are affected by a wide variety of factors that could reduce our net sales and profitability, many of which are beyond our control. Some of the factors that may affect our quarterly operating results include:

     *    demand for our products in the distribution and OEM channels
     *    the level at which design wins become actual orders
     * the level of orders that are received and can be shipped in a quarter (turns orders)
     *    market acceptance of both our products and our customers' products
     *    customer order patterns and seasonality
     * possible disruption in commercial activities or international transport or delivery caused by terrorist activity, armed conflict, or unexpected increases in the price of, or decrease in the supply of, oil, any of which could result in changes in logistics and security arrangements, and reduced customer purchases relative to expectations
     * impact of events outside of the United States, such as the business impact of fluctuating currency rates or unrest or political instability
     *    disruption in the supply of wafers or assembly and testing services
     * availability of manufacturing capacity, the extent of effective use of manufacturing capacity and fluctuations in manufacturing yields
     * the availability and cost of raw materials, equipment and other supplies
     * economic, political and other conditions in the worldwide markets served by us; and
     * pricing pressures in our Serial EEPROM and commodity analog product lines.

     As conditions in the property and casualty insurance market have resulted in decreased capacity and increased insurance rates over the last fiscal year, our property and casualty insurance coverage levels have decreased and our retained risk exposure from uninsured losses has increased. We have not made any material change to our operations as a result of the reduced coverage. Availability and cost of insurance coverage have generally fluctuated over time as the insurance industry reacts to various market forces and we will consider changes in our coverage levels based on conditions in the insurance market.

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

     Our operating results are also adversely affected when we operate at less than optimal capacity as was the case throughout fiscal 2002 and the first quarter of fiscal 2003. Lower capacity utilization results in certain costs being charged directly to expense and lower gross margins.

WE DEPEND ON ORDERS THAT ARE RECEIVED AND SHIPPED IN THE SAME QUARTER AND THEREFORE HAVE LIMITED VISIBILITY OF FUTURE PRODUCT SHIPMENTS.

     Our net sales in any given quarter depend upon a combination of orders received in that quarter for shipment in that quarter, which we refer to as turns orders, and shipments from backlog. We emphasize our ability to respond quickly to customer orders as part of our competitive strategy, resulting in customers placing orders with short delivery schedules. The percentage of turns orders in any given quarter is dependent on overall semiconductor industry conditions and product lead times. Shorter lead times generally means that turns orders as a percentage of our business is relatively high in any particular quarter and reduces our visibility on future product shipments. As such, our percentage of turns orders has fluctuated over the last three fiscal years between approximately 20% and 65%. As of July 1, 2002, we required turns orders of approximately 50% in order to achieve our revenue target for the second quarter of fiscal 2003. Because turns orders are difficult to predict, increased levels of turns orders make our net sales more difficult to forecast.

     If we do not achieve a sufficient level of turns orders in a particular quarter relative to our projections, our revenue and operating results will suffer.

INTENSE COMPETITION IN OUR MARKETS MAY LEAD TO PRICING PRESSURES, REDUCED SALES OF OUR PRODUCTS AND REDUCED MARKET SHARE.

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

     Our ability to compete successfully depends on a number of factors both within and outside our control, including:

     * the quality, performance, reliability, features, ease of use, pricing and diversity of our products
     * the quality of our customer service and our ability to address the needs of our customers
     * our success in designing and manufacturing new products including those implementing new technologies
     * our level of manufacturing capacity utilization and manufacturing yields
     *    hiring and retention of qualified engineering and management personnel
     * our ability to obtain adequate supplies of raw materials and other supplies at acceptable prices
     * the rate at which customers incorporate our products into their own products
     *    product introductions by our competitors
     *    the number, nature and success of our competitors in a given market
     *    general market and economic conditions, and
     * protection of our products and processes by effective utilization of intellectual property laws.

     Historically, average selling prices in the semiconductor industry decrease over the life of any particular product. The overall average selling prices of our microcontroller and proprietary analog and interface products have remained relatively constant, while average selling prices of our Serial EEPROM and non-proprietary analog and interface products have declined over time. We have experienced, and expect to continue to experience, pricing pressure in certain of our proprietary product lines, due primarily to competitive conditions. We have been able to moderate average selling price declines in many of our proprietary products by continuing to introduce new products with more features and higher prices. We experienced significant competitive pricing pressures in our Serial EEPROM product lines during the first half of fiscal 2002, which moderated in the third and fourth quarters of fiscal 2002 and the first quarter of fiscal 2003.

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

OUR BUSINESS IS HIGHLY DEPENDENT ON SELLING THROUGH DISTRIBUTORS.

     Sales through distributors accounted for 63% of our net sales for the fiscal year ended March 31, 2002 and 63% of sales in the first quarter of fiscal 2003. Sales through one distributor accounted for 13% of our net sales in fiscal 2002 and 12% of our total net sales for the first quarter of fiscal 2003. Generally, we do not have long-term agreements with our distributors and our distributors may terminate their relationship with us with little or no advanced notice.

     The loss of, or a disruption in the operations of, one or more of our distributors could reduce our net sales in a given quarter and could result in an increase in inventory returns.

OUR OPERATING RESULTS MAY BE IMPACTED BY THE WIDE FLUCTUATIONS OF SUPPLY AND DEMAND IN THE SEMICONDUCTOR INDUSTRY.

     The semiconductor industry is characterized by wide fluctuations of supply and demand. In fiscal 2001 and 2002, the industry experienced a significant economic downturn, characterized by diminished product demand and production over-capacity. We have sought to reduce our exposure to this industry cyclicality by selling proprietary products, that cannot be easily or quickly replaced, to a geographically diverse base of customers across a broad range of market segments. However, we have experienced substantial period-to-period fluctuations in operating results and may, in the future, experience period-to-period fluctuations in operating results due to general industry or economic conditions.

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

WE ARE HIGHLY DEPENDENT ON FOREIGN SALES AND OPERATIONS, WHICH EXPOSES US TO FOREIGN POLITICAL AND ECONOMIC RISKS.

     Sales to foreign customers account for a substantial portion of our net sales. During the fiscal year ended March 31, 2002, approximately 69% of our net sales were made to foreign customers. During the quarter ended June 30, 2002, approximately 74% of our net sales were made to foreign customers. We purchase a substantial portion of our raw materials and equipment from foreign suppliers. In addition, we own product assembly and testing facilities located near Bangkok, Thailand. We also use various third-party contractors located throughout Asia for a portion of our assembly and testing and a portion of our analog product wafer fabrication requirements.

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

     In 1993, TelCom Semiconductor, Inc., with whom we merged in January 2001, acquired the semiconductor manufacturing operations of Teledyne, Inc. previously conducted at TelCom's Mountain View, California facility. The semiconductor manufacturing operations conducted by Teledyne at the facility allegedly contaminated the soil and groundwater of the facility, and the groundwater of properties located down-gradient of the facility. Although TelCom was indemnified by Teledyne against, among other things, any liabilities arising from any such contamination, and although we should be able to benefit from this indemnification as a successor to TelCom's business, we cannot assure you that claims will not be made against us or that such indemnification will be available or will provide meaningful protection at the time any such claim is brought. To the extent that we are subject to a claim that is not covered by the indemnity from Teledyne or as to which Teledyne is unable to provide indemnification, our financial condition or operating results could suffer.

OUR FAILURE TO SUCCESSFULLY INTEGRATE BUSINESSES, PRODUCTS OR TECHNOLOGIES WE ACQUIRE COULD DISRUPT OR HARM OUR ONGOING BUSINESS.

     On June 5, 2002, we completed our acquisition of PowerSmart. We have from time to time acquired, and may in the future acquire, additional complementary businesses, products and technologies. Achieving the anticipated benefits of an acquisition depends, in part, upon whether the integration of the acquired business, products or technology is accomplished efficiently and effectively. In addition, successful acquisitions in the semiconductor industry may be more difficult to accomplish than in other industries because such acquisitions require, among other things, integration of product offerings, manufacturing operations and coordination of sales and marketing and R&D efforts. These difficulties can become more challenging due to the need to coordinate geographically separated organizations, the complexities of the technologies being integrated, and the necessities of integrating personnel with disparate business background and combining two different corporate cultures. The integration of operations following an acquisition also requires the dedication of management resources may distract attention from the day-to-day business and may disrupt key R&D, marketing or sales efforts. The inability of our management to successfully integrate any future acquisition could harm our business. Furthermore, products acquired in connection with acquisitions may not gain acceptance in our markets, and we may not achieve the anticipated or desired benefits of such transaction.

POWERSMART DEPENDED ON THIRD-PARTY WAFER MANUFACTURERS FOR ALL OF ITS PRODUCT REQUIREMENTS. ANY INABILITY OR UNWILLINGNESS OF POWERSMART'S WAFER SUPPLIERS TO MEET THESE MANUFACTURING REQUIREMENTS WOULD SIGNIFICANTLY DELAY OUR ABILITY TO PRODUCE AND SHIP POWERSMART PRODUCTS.

     While Microchip has historically manufactured virtually all of its own wafers, PowerSmart purchased its wafers primarily from two outside foundries. Each of these foundries also fabricates wafers for other semiconductor companies, including some of our competitors. One of the foundries used by PowerSmart is a direct competitor of ours. During fiscal 2003, we expect to continue to rely on these wafer suppliers to supply a substantial portion of the wafers that are required to support the business that we acquired from PowerSmart. We may be unable to acquire wafers from these foundries if they experience manufacturing failures, yield shortfalls or other situations when demand exceeds capacity or for other reasons. In such case, we may not be able to qualify additional manufacturing sources for existing PowerSmart products on a timely manner or at all, and such arrangements, if any, may not be on favorable terms to us.

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

RECENTLY ENACTED AND PROPOSED CHANGES IN SECURITIES LAWS AND RELATED REGULATIONS COULD RESULT IN INCREASED COSTS TO US.

     Recently enacted and proposed changes in the laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act of 2002 and rules proposed by the SEC, Nasdaq and the NYSE, could result in increased costs to us as we evaluate the implications of any new rules and respond to their requirements. The new rules could make it more difficult for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, on committees of our board of directors, or as executive officers. We are presently evaluating and monitoring developments with respect to new and proposed rules and cannot predict or estimate the amount of the additional costs we may incur or the timing of such costs.

THE FUTURE TRADING PRICE OF OUR COMMON STOCK COULD BE SUBJECT TO WIDE FLUCTUATIONS IN RESPONSE TO A VARIETY OF FACTORS.

     The market price of our common stock has fluctuated significantly in the past and is likely to fluctuate in the future. The future trading price of our common stock could be subject to wide fluctuations in response to a variety of factors, many of which are beyond our control, including:

     * quarterly variations in our operating results and the operating results of other semiconductor companies
     * actual or anticipated announcements of technical innovations or new products by us or our competitors
     * changes in analysts' estimates of our financial performance or buy/sell recommendations
     *    general conditions in the semiconductor industry, and
     *    worldwide political, economic and financial conditions.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our investment portfolio, consisting of fixed income securities, was $272.8 million as of June 30, 2002, and $247.6 million as of March 31, 2002. These securities, like all fixed income instruments, are subject to interest rate risk and will decline in value if market interest rates increase. If market rates were to increase immediately and uniformly by 10% from the levels of June 30, 2002 and March 31, 2002, the decline in the fair value of our investment portfolio would not be material. Additionally, we have the ability to hold our fixed income investments until maturity and, therefore, we would not expect to recognize an adverse impact on income or cash flows.

     We have international operations and are thus subject to foreign currency rate fluctuations. To date, our exposure related to exchange rate volatility has not been significant. If the foreign currency rates fluctuate by 15% from the rates at June 30, 2002 and March 31, 2002, the effect on our financial position and results of operations would not be material.

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

     We believe that our market risk, as discussed in this Item 3, has not materially changed from March 31, 2002.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     MICROCHIP TECHNOLOGY INCORPORATED V. U.S. PHILIPS CORPORATION, ET AL. (DISTRICT OF ARIZONA, 01-CV-2090-PGR); U.S. PHILIPS CORPORATION V. ATMEL CORPORATION, ET AL. (SOUTHERN DISTRICT OF NEW YORK, 01-CV-9178-LAP). As reported in our annual report on Form 10-K for the fiscal year ended March 31, 2002 and filed June 3, 2002, on October 26, 2001, we filed an action in federal district court in Arizona for declaratory relief against U.S. Philips Corporation and Philips Electronics North America Corp. requesting that the Court declare, among other matters, that we do not infringe Philips' U.S. Patent Nos. 4,689,740 and 5,559,502. We initiated legal action so that a determination could be made relating to the validity, enforceability and alleged infringement of, and our license to, the Philips' patents. Prior to filing suit, we had engaged in good faith licensing negotiations with Philips for several years, but the discussions had reached a point of impasse when Philips substantially increased its royalty demands. In response to our filing the declaratory judgment action in Arizona, Philips filed an action against us in federal district court in New York, alleging infringement of the `740 patent and seeking unspecified damages and injunctive relief. Despite the litigation, it is possible that discussions between the parties could resume for the purpose of resolving this matter by agreement, which could include a new license on commercially reasonable terms. The litigation is in pre-trial stages. We intend to litigate this matter vigorously. We currently believe that the outcome of this matter will not have a material adverse effect on our consolidated financial position or results of operations. However, the final outcome of this matter is inherently uncertain, and should the outcome be adverse to us, we may be required to pay damages and other expenses and may be subjected to injunctive relief. The litigation, even if resolved in our favor, may also result in diversion of management attention and significant legal fees.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits.

          Exhibit 10.1 Description of Registrant's Management Incentive Compensation Plan

          Exhibit 99.1 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002.

     (b)  Reports on Form 8-K.

          None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        MICROCHIP TECHNOLOGY INCORPORATED


Date: August 9, 2002                    By: /s/ Gordon W. Parnell
                                            ------------------------------------
                                            Gordon W. Parnell
                                            Vice President and Chief Financial
                                            Officer (Duly Authorized Officer,
                                            and Principal Financial and
                                            Accounting Officer)