Form 10-Q
period 2002-09-30
MICROCHIP TECHNOLOGY INC
filed 2002-11-12
CIK 827054

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________.


                         Commission File Number: 0-21184


                        MICROCHIP TECHNOLOGY INCORPORATED
             (Exact Name of Registrant as Specified in Its Charter)


                  Delaware                               86-0629024
     (State or Other Jurisdiction of                   (IRS Employer
      Incorporation or Organization)                 Identification No.)


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

Number of shares of common stock, $.001 Par Value, outstanding as of November 8, 2002: 203,084,208 shares.

================================================================================

               MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES

                                      INDEX

                                                                            PAGE
                                                                            ----
PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements (Unaudited)

          Condensed Consolidated Balance Sheets -
            September, 30, 2002 and March 31, 2002.............................3

          Condensed Consolidated Statements of Income -
            Three and Six Months Ended September 30, 2002 and
            September 30, 2001.................................................4

          Condensed Consolidated Statements of Cash Flows -
            Six Months Ended September 30, 2002 and September 30, 2001.........5

          Notes to Condensed Consolidated Financial Statements -
            September 30, 2002.................................................6

     Item 2. Management's Discussion and Analysis of Financial Condition
               and Results of Operations......................................11

     Item 3. Quantitative and Qualitative Disclosures about Market Risk.......30

     Item 4. Controls and Procedures..........................................31

PART II. OTHER INFORMATION

     Item 1. Legal Proceedings................................................31

     Item 4. Submission of Matters to a Vote of Security Holders..............31

     Item 6. Exhibits and Reports on Form 8-K.................................33

SIGNATURES....................................................................34

CERTIFICATIONS................................................................35

EXHIBITS

               MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                       (in thousands except share amounts)

                                                                     September 30,    March 31,
                                                                         2002            2002
                                                                     -------------   -----------
                                                                      (Unaudited)      (Note 1)
                                     ASSETS
Cash and cash equivalents                                             $   141,328    $   280,647
Accounts receivable, net                                                   89,919         80,747
Inventories                                                                92,142         88,615
Prepaid expenses                                                            6,748          6,154
Deferred tax assets                                                       112,102         83,980
Other current assets                                                       73,481          9,033
                                                                      -----------    -----------
  Total current assets                                                    515,720        549,176

Property, plant and equipment, net                                        784,276        715,960
Goodwill                                                                   30,746             --
Intangible assets, net                                                      5,333             --
Other assets                                                                9,908         10,464
                                                                      -----------    -----------

  Total assets                                                        $ 1,345,983    $ 1,275,600
                                                                      ===========    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                                      $    33,962    $    38,292
Accrued liabilities                                                       103,409         88,506
Deferred income on shipments to distributors                               46,148         40,800
                                                                      -----------    -----------
  Total current liabilities                                               183,519        167,598

Pension accrual                                                             1,066          1,091
Deferred tax liability                                                     30,864         31,132

Stockholders'  equity:

Preferred stock, $.001 par value; authorized 5,000,000 shares;
  no shares issued or outstanding                                              --             --
Common stock, $.001 par value; authorized 300,000,000 shares;
  issued 202,746,423 and outstanding 202,686,423 shares at
  September 30, 2002; issued 200,802,633 and outstanding
  200,629,908 shares at March 31, 2002                                        203            201
Additional paid-in capital                                                480,128        459,303
Retained  earnings                                                        651,243        619,254
Less shares of common stock held in treasury at cost; 60,000 shares
  at September 30, 2002 and 172,725 shares at March 31, 2002               (1,040)        (2,979)
                                                                      -----------    -----------
  Net stockholders' equity                                              1,130,534      1,075,779
                                                                      -----------    -----------

  Total liabilities and stockholders' equity                          $ 1,345,983    $ 1,275,600
                                                                      ===========    ===========

     See accompanying notes to condensed consolidated financial statements

               MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                     (in thousands except per share amounts)
                                   (Unaudited)

                                           Three Months Ended          Six Months Ended
                                              September 30,              September 30,
                                        ------------------------    ------------------------
                                           2002          2001          2002          2001
                                        ----------    ----------    ----------    ----------
Net sales                               $  169,748    $  141,662    $  329,493    $  280,556
Cost of sales                               78,239        70,793       154,087       140,281
                                        ----------    ----------    ----------    ----------
  Gross profit                              91,509        70,869       175,406       140,275

Operating expenses:
  Research and development                  22,337        20,168        43,897        39,702
  Selling, general and administrative       23,127        20,165        45,068        41,608
  Special charges                           41,500            --        50,800            --
                                        ----------    ----------    ----------    ----------
                                            86,964        40,333       139,765        81,310

Operating income                             4,545        30,536        35,641        58,965

Other income (expense):
  Interest income                            1,072         1,284         2,474         2,546
  Interest expense                            (122)         (125)         (258)         (332)
  Other, net                                   203            20           187           363
                                        ----------    ----------    ----------    ----------

Income  before income  taxes                 5,698        31,715        38,044        61,542

Income tax provision (benefit)              (4,565)        8,567         6,055        16,621
                                        ----------    ----------    ----------    ----------

Net income                              $   10,263    $   23,148    $   31,989    $   44,921
                                        ==========    ==========    ==========    ==========

Basic net income per share              $     0.05    $     0.12    $     0.16    $     0.23
                                        ==========    ==========    ==========    ==========

Diluted net income per share            $     0.05    $     0.11    $     0.15    $     0.22
                                        ==========    ==========    ==========    ==========
Weighted average common
  shares outstanding                       202,047       199,209       201,654       198,180
                                        ==========    ==========    ==========    ==========
Weighted average common and potential
  common shares outstanding                209,642       208,587       210,433       207,507
                                        ==========    ==========    ==========    ==========

      See accompanying notes to condensed consolidated financial statements

               MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (in thousands)
                                   (Unaudited)

                                                                          Six Months Ended
                                                                            September 30,
                                                                      ------------------------
                                                                         2002          2001
                                                                      ----------    ----------
Cash flows from operating activities:
Net income                                                            $   31,989    $   44,921
Adjustments to reconcile net income to net cash provided
  by operating activities:
    Provision for doubtful accounts                                           30            28
    Provision for inventory valuation                                      3,496         3,968
    Provision for pension accrual                                             22            77
    Gain on sale of fixed assets                                              --          (242)
    Fab 3 impairment charge                                               41,500            --
    Loss on write-down of fixed assets                                     2,146            --
    In-process research and development charge                             9,300            --
    Depreciation and amortization                                         55,070        54,615
    Deferred income taxes                                                (21,301)       11,550
    Tax benefit from exercise of stock options                            12,719         9,390
    (Increase) decrease in accounts receivable                            (8,082)        6,538
    Increase in inventories                                               (6,524)       (2,424)
    Increase (decrease) in accounts payable and accrued liabilities        7,901       (38,548)
    Change in other assets and liabilities                                   253       (35,715)
                                                                      ----------    ----------

Net cash provided by operating activities                                128,519        54,158
                                                                      ----------    ----------

Cash flows from investing activities:
    PowerSmart acquisition, net of cash acquired                         (50,674)           --
    Proceeds from sale of assets                                              --         1,029
    Purchase of Fab 4                                                   (184,512)           --
    Capital expenditures                                                 (42,117)      (30,895)
                                                                      ----------    ----------

Net cash used in investing activities                                   (277,303)      (29,866)
                                                                      ----------    ----------

Cash flows from financing activities:
    Purchase of treasury stock                                            (7,450)           --
    Proceeds from sale of stock                                           16,915        16,942
                                                                      ----------    ----------

Net cash provided by financing activities                                  9,465        16,942
                                                                      ----------    ----------

Net (decrease) increase in cash and cash equivalents                    (139,319)       41,234

Cash and cash equivalents at beginning of period                         280,647       129,909
                                                                      ----------    ----------

Cash and cash equivalents at end of period                            $  141,328    $  171,143
                                                                      ==========    ==========

      See accompanying notes to condensed consolidated financial statements

               MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2002
                                   (Unaudited)

(1)  BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements include the accounts of Microchip Technology Incorporated and its wholly owned subsidiaries (the "Company"). All intercompany balances and transactions have been eliminated in consolidation.

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments of a normal recurring nature which are necessary for a fair presentation have been included. Certain information and footnote disclosures normally included in audited consolidated financial statements have been condensed or omitted pursuant to such Securities and Exchange Commission rules and regulations. It is suggested that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 2002. The results of operations for the six months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending March 31, 2003 or for any other period.

     Certain reclassifications have been made to conform the prior year amounts to the current period presentation.

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), BUSINESS COMBINATIONS, and No. 142 ("SFAS 142"), GOODWILL AND OTHER INTANGIBLE ASSETS, effective for fiscal years beginning after December 15, 2001. In accordance with SFAS Nos. 141 and 142, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized, but will be subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives. Goodwill will be subject to impairment tests annually, or earlier if indicators of potential impairment exist, using a fair-value-based approach. The Company adopted the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of fiscal 2003 and such rules were applied to the acquisition of PowerSmart, Inc. The annual impairment tests will be performed in the fourth quarter of each fiscal year. As of September 30, 2002, no impairment of goodwill has been recognized. There can be no assurance that future goodwill impairment tests will not result in a charge to earnings.

(2)  ACQUISITION OF GRESHAM, OREGON WAFER FABRICATION FACILITY

     On August 23, 2002, the Company completed its acquisition of a semiconductor manufacturing complex in Gresham, Oregon. The Company acquired the facility for $183.5 million in cash plus direct acquisition costs of approximately $1.0 million. The facility is situated on an approximately 140-acre campus east of Portland and comprises approximately 826,500 square feet, including approximately 200,000 square feet of clean room space. The facility came equipped with approximately 350 process tools and 170 support tools. The Company plans to initially produce 8-inch wafers on its 0.5 micron and 0.35 micron process technologies at the Gresham facility. The facility will also house offices, meeting rooms and support functions. The facility is expected to be placed into production in the second quarter of fiscal 2004.

(3)  SPECIAL CHARGES

FAB 3 IMPAIRMENT CHARGE

     In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS, which is applicable to financial statements for fiscal years beginning after December 15, 2001. This standard provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. Classification as held-for-sale is an important distinction since such assets are not depreciated and are stated at the lower of book value or fair value less cost to sell. SFAS 144 was effective for the Company as of the beginning of fiscal 2003. In accordance with SFAS 144, the Company recorded a $41.5 million asset impairment charge during the quarter ended September 30, 2002 as described below.

     The Company acquired a semiconductor manufacturing facility in Puyallup, Washington, referred to as Fab 3, in July 2000. The original purchase consisted of semiconductor manufacturing facilities and real property. It was the Company's intention to bring Fab 3 to productive readiness and commence volume production of 8-inch wafers using its 0.7 and 0.5 micron process technologies by August 2001. The Company delayed its intended production start up at Fab 3 due to deteriorating business conditions in the semiconductor industry. Fab 3 has never been brought to productive readiness.

     As described above in Note 2, the Company acquired a semiconductor manufacturing facility in Gresham, Oregon, referred to as Fab 4. After the acquisition of Fab 4 was completed, the Company undertook a detailed analysis of the potential production capacity at Fab 4. The results of the Fab 4 production capacity analysis led the Company to determine that Fab 3's capacity would not be needed in the foreseeable future and during the second quarter the Company committed to a plan to sell Fab 3. Accordingly, Fab 3 has been classified as an asset held-for-sale at September 30, 2002.

     The Company retained an independent third party firm, other than its independent auditors, to complete a fair value appraisal of Fab 3. The independent third party used the market approach and considered comparable sales in determining the fair value of Fab 3. The comparable sales included eight properties including the subject property from the Company's prior purchase in 2000. Based on the results of this appraisal, the Company recorded an asset impairment charge on Fab 3 of $36.9 million, including costs to sell. The remaining value of $60.2 million is classified as an asset held-for-sale and is included as a component of other current assets at September 30, 2002.

     During the quarter ended September 30, 2002, the Company also recorded an asset impairment charge of $4.6 million to write-down certain excess manufacturing equipment located at Fab 3 to its net realizable value of $212,000. This manufacturing equipment became "excess" as a result of duplicate equipment acquired in the purchase of Fab 4. The net realizable value for the excess manufacturing equipment was determined based on management estimates. Substantially all of the other manufacturing equipment located at Fab 3 will be transferred to and used in the Company's other wafer fabrication facilities located in Chandler, Arizona (Fab 1), Tempe, Arizona (Fab 2) and Gresham, Oregon (Fab 4).

     If actual market conditions are less favorable than those estimated in the appraisal, or if future market conditions deteriorate, the net proceeds from the assets held-for-sale could be less than the amount estimated in the financial statements and additional losses could result prior to or at the time of the sale of Fab 3.

POWERSMART IN-PROCESS RESEARCH AND DEVELOPMENT CHARGE

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

     The acquisition was accounted for as a purchase business combination in accordance with SFAS No. 141, BUSINESS COMBINATIONS, and accordingly, the results of PowerSmart's operations are included in the Company's consolidated results from the date of the acquisition. The acquisition was not considered significant under the rules and regulations of the Securities and Exchange Commission (Rule 3-05 of Regulation S-X).

     The amount paid in excess of the fair value of the net tangible assets has been allocated to separately identifiable intangible assets based upon an independent valuation analysis. An allocation of $9.3 million of the purchase price was assigned to in-process research and development and was written off at the date of the acquisition in accordance with FASB Interpretation No. 4, "Applicability of FASB Statement No. 2, BUSINESS COMBINATIONS ACCOUNTED FOR BY THE PURCHASE METHOD."

     An allocation of approximately $30.7 million of the purchase price was made to goodwill related to the acquisition in accordance with SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. Goodwill related to this acquisition will not be amortized but will be subject to periodic impairment tests. None of the goodwill is expected to be deductible for tax purposes.

     An allocation of $5.6 million of the purchase price was made to core technology and other identifiable intangible assets and will be amortized over their estimated useful lives of seven years.

(4)  ACCOUNTS RECEIVABLE

     Accounts receivable consists of the following (amounts in thousands):

                                              September 30,    March 31,
                                                  2002           2002
                                                --------       --------
     Trade accounts receivable                  $ 91,585       $ 84,336
     Other                                         2,283            348
                                                --------       --------
                                                  93,868         84,684
     Less allowance for doubtful accounts          3,949          3,937
                                                --------       --------
                                                $ 89,919       $ 80,747
                                                ========       ========

(5)  INVENTORIES

     The components of inventories consist of the following (amounts in thousands):

                                              September 30,    March 31,
                                                  2002           2002
                                                --------       --------
     Raw materials                              $ 11,086       $  7,187
     Work in process                              53,909         61,724
     Finished goods                               27,147         19,704
                                                --------       --------
                                                $ 92,142       $ 88,615
                                                ========       ========

     Provisions for inventory valuation charges establish a new cost basis for inventory and charges are not subsequently reversed to income even if circumstances later suggest that increased carrying amounts are recoverable.

(6)  PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consists of the following (amounts in thousands):

                                         September 30,      March 31,
                                             2002             2002
                                          ----------       ----------
     Land                                 $   11,538       $   23,685
     Building and building improvements      188,902          191,186
     Machinery and equipment                 744,362          722,049
     Projects in process                     318,732          211,098
                                          ----------       ----------
                                           1,263,534        1,148,018
     Less accumulated depreciation
       and amortization                      479,246          432,058
                                          ----------       ----------
                                          $  784,288       $  715,960
                                          ==========       ==========

     Depreciation and amortization expense attributed to property and equipment was $55.1 million and $54.6 million for the six months ended September 30, 2002 and September 30, 2001, respectively.

(7)  LINES OF CREDIT

     The Company has an unsecured revolving credit facility with a syndicate of banks totaling $100,000,000, bearing interest at LIBOR plus 0.625%. The Company can elect to increase the facility to $150,000,000, subject to certain conditions set forth in the credit agreement. This facility has a termination date of May 31, 2003. The Company had no borrowings against this line of credit as of September 30, 2002. The credit facility requires the Company to achieve certain financial ratios and operating results to maintain the credit facility. The Company's ability to fully utilize this credit facility is dependent on it being in compliance with such covenants and ratios. The Company was in compliance with these covenants as of September 30, 2002.

     The Company has an additional unsecured short-term line of credit with various financial institutions in Asia for up to $15,000,000 (U.S. Dollar equivalent). These borrowings are predominantly denominated in U.S. Dollars, bearing interest at the Singapore Interbank Offering Rate (SIBOR) of 1.748% at September 30, 2002 plus 0.5% (average) and expiring on various dates through March 2003. There were no borrowings against this line of credit as of September 30, 2002, and an allocation of $851,000 of the available line was made, relating to import guarantees associated with the Company's business in Thailand. There are no covenants relative to the foreign line of credit.

(8)  NET INCOME PER SHARE

     The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

                                            Three Months Ended     Six Months Ended
                                               September 30,         September 30,
                                           -------------------   -------------------
                                             2002       2001       2002       2001
                                           --------   --------   --------   --------
     Net income                            $ 10,263   $ 23,148   $ 31,989   $ 44,921

     Weighted average common
     shares outstanding                     202,047    199,209    201,654    198,180

     Dilutive effect of stock options         7,595      9,378      8,779      9,327
                                           --------   --------   --------   --------

     Weighted average common and
     potential common shares outstanding    209,642    208,587    210,433    207,507
                                           ========   ========   ========   ========

     Basic net income per share            $   0.05   $   0.12   $   0.16   $   0.23
                                           ========   ========   ========   ========

     Diluted net income per share          $   0.05   $   0.11   $   0.15   $   0.22
                                           ========   ========   ========   ========

(9)  STOCK REPURCHASE

     On August 7, 2002, the Company's Board of Directors authorized the Company to repurchase up to 2,500,000 shares of its common stock in the open market or in privately negotiated transactions. During the quarter ended September 30, 2002, the Company purchased 392,700 shares of its common stock for $7,449,781. 332,700 of the purchased shares were reissued during the quarter ended September 30, 2002 to fund stock option exercises and purchases under the Company's employee stock purchase plan. At September 30, 2002, there were 60,000 purchased shares held as treasury shares. The timing and amount of any future repurchases will depend upon market conditions and corporate considerations.

(10) SUBSEQUENT EVENT

     On October 28, 2002, the Company announced that its Board of Directors had approved and instituted a quarterly cash dividend on its common stock. The initial quarterly dividend is $0.02 per share and is payable to shareholders of record on November 8, 2002. The initial quarterly dividend payment is expected to be approximately $4.1 million and will be paid in the third quarter of fiscal 2003.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     The following table sets forth certain operational data as a percentage of net sales for the periods indicated:

                            Three Months Ended        Six Months Ended
                               September 30,            September 30,
                                (Unaudited)              (Unaudited)
                            ------------------       ------------------
                             2002        2001         2002        2001
                            ------      ------       ------      ------
Net sales                    100.0%      100.0%       100.0%      100.0%
Cost of sales                 46.1%       50.0%        46.8%       50.0%
                            ------      ------       ------      ------
Gross profit                  53.9%       50.0%        53.2%       50.0%
Research and development      13.2%       14.2%        13.3%       14.2%
Selling, general and
administrative                13.6%       14.2%        13.7%       14.8%
Special charges               24.4%        0.0%        15.4%        0.0%
                            ------      ------       ------      ------
Operating income               2.7%       21.6%        10.8%       21.0%
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

     Our net sales for the quarter ended September 30, 2002 were $169.7 million, an increase of 6.3% from the previous quarter's sales of $159.7 million, and an increase of 19.8% from net sales of $141.7 million in the quarter ended September 30, 2001. Our net sales for the six months ended September 30, 2002 were $329.5 million, an increase of 17.4% from net sales of $280.6 million for the six months ended September 30, 2001. The increases in net sales for the three and six-month periods ended September 30, 2002, compared to the three and six-month periods ended September 30, 2001, were primarily due to increased demand predominantly for our proprietary products. Key factors in our success in achieving these increases in net sales during the three and six-month periods ended September 30, 2002 include:

     *    continued market share gains
     *    increased semiconductor content in our customers' products
     * new product offerings by us that have increased our served available market, and
     *    increased demand for our programmable solutions.

     Sales by product line for the three and six-month periods ended September 30, 2002 and September 30, 2001 were as follows (in thousands):

                                          Three Months Ended                         Six Months Ended
                                             September 30,                             September 30,
                                              (Unaudited)                               (Unaudited)
                                --------------------------------------    --------------------------------------
                                  2002       %         2001       %         2002       %         2001       %
                                --------   ------    --------   ------    --------   ------    --------   ------
Microcontrollers                $134,129     79.0%   $109,749     77.5%   $259,613     78.8%   $217,290     77.4%

Serial EEPROM products            22,973     13.5%     19,990     14.1%      4,833     13.6%     41,208     14.7%

Analog and interface products     12,646      7.5%     11,923      8.4%     25,047      7.6%     22,058      7.9%
                                --------   ------    --------   ------    --------   ------    --------   ------

Total sales                     $169,748    100.0%   $141,662    100.0%   $329,493    100.0%   $280,556    100.0%
                                ========   ======    ========   ======    ========   ======    ========   ======

     MICROCONTROLLERS

     Our microcontroller product line represents the largest component of our total net sales. Microcontrollers and associated application development systems accounted for approximately 79% of our total net sales in each of the three and six-month periods ended September 30, 2002.

     Microcontrollers and associated applicable development systems accounted for approximately 78% of our total net sales for the three-month period ended September 30, 2001, and 77% of our total net sales for the six-month period ended September 30, 2001.

     Net sales of our microcontroller products increased approximately 22.2% in the three-month period ended September 30, 2002, and 19.5% in the six-month period ended September 30, 2002, compared to the three and six-month periods ended September 30, 2001. These sales increases were primarily due to increased demand for our microcontroller products in end markets driven principally by market share gains and those factors described above at page 11. The end markets that we serve include the automotive, communications, computing, consumer and industrial control markets.

     Historically, average selling prices in the semiconductor industry decrease over the life of any particular product. The overall average selling prices of our microcontroller products have remained relatively constant over time due to the proprietary nature of these products. We have experienced, and expect to continue to experience, moderate pricing pressure in certain microcontroller product lines, primarily due to competitive conditions. We have been able to in the past, and expect to be able to in the future, moderate average selling price declines in our microcontroller product lines by introducing new products with more features and higher prices. We may be unable to maintain average selling prices for our microcontroller products as a result of increased pricing pressure in the future, which would adversely affect our operating results.

     SERIAL EEPROM PRODUCTS

     Sales of our Serial EEPROM products accounted for approximately 14% of our net sales in each of the three and six-month periods ended September 30, 2002.

     Sales of our Serial EEPROM products accounted for approximately 14% of our total net sales for the three-month period ended September 30, 2001, and 15% of our total net sales for the six-month period ended September 30, 2001.

     Net sales of our Serial EEPROM products increased approximately 14.9% in the three-month period ended September 30, 2002, and 8.8% in the six-month period ended September 30, 2002, compared to the three and six-month periods ended September 30, 2001. These sales increases were driven primarily by customer demand conditions within the Serial EEPROM market.

     Serial EEPROM product pricing has historically been cyclical in nature, with steep price declines followed by periods of relative price stability, driven by changes in industry capacity at different stages of the business cycle. During the periods covered by this report, we have experienced several Serial EEPROM product pricing trends due to market conditions. We experienced significant competitive downward pricing pressures in our Serial EEPROM product lines during the first half of fiscal 2002, returning to modest pricing declines in the second half of fiscal 2002. Serial EEPROM pricing was essentially flat during the three and six-month periods ended September 30, 2002. We currently anticipate Serial EEPROM pricing to be approximately flat in the third quarter of fiscal 2003, compared to the second quarter of fiscal 2003.

     ANALOG AND INTERFACE PRODUCTS

     Sales of our analog and interface products accounted for approximately 8% of our total net sales in each of the three and six-month periods ended September 30, 2002 and September 30, 2001.

     Net sales of our analog and interface products increased approximately 6.1% in the three-month period ended September 30, 2002, and 13.6% in the six-month period ended September 30, 2002, compared to the three and six-month periods ended September 30, 2001. These sales increases were driven primarily by new proprietary design wins, supply and demand conditions within the market and our ability to gain market share.

     Analog and interface products can be proprietary or non-proprietary in nature. Currently, we consider approximately 40% of our analog and interface product mix to be proprietary in nature, where prices are relatively stable, similar to the pricing stability experienced in our microcontroller products. The non-proprietary portion of our analog and interface business will experience price fluctuations, driven primarily by the current supply and demand for those products. During the three-month period ending September 30, 2002, pricing of our non-proprietary analog and interface products decreased approximately 9% compared to the three-month period ended June 30, 2002. During the six-month period ending September 30, 2002, pricing of our non-proprietary analog and interface products was approximately flat compared to the three-month period ended March 31, 2002. We currently anticipate analog and interface product pricing to be approximately flat in the third quarter of fiscal 2003, compared to the second quarter of fiscal 2003. We may be unable to maintain the average selling prices of our analog and interface products as a result of increased pricing pressure in the future, which would adversely affect our operating results. We anticipate the proprietary portion of our analog and interface products to increase over time.

     TURNS ORDERS

     Our net sales in any given quarter depend upon a combination of shipments from backlog and orders received in that quarter for shipment in that quarter, which we refer to as turns orders. We measure turns orders at the beginning of a quarter based on the orders needed to meet the revenue target that we set entering the quarter. We emphasize our ability to respond quickly to customer orders as part of our competitive strategy, resulting in customers placing orders with short delivery schedules. Turns orders directly correlate to product lead times, which are currently between two and four weeks generally, essentially unchanged from lead times a year ago. Shorter lead times generally mean that turns orders as a percentage of our business are relatively high in any particular quarter and reduces our visibility on future product shipments. With current lead times between two and four weeks generally, customers do not place orders beyond their immediate requirements.

     The percentage of turns orders in any given quarter is dependent on overall semiconductor industry conditions and product lead times. As such, our percentage of turns orders has fluctuated over the last three fiscal years between 20% and 61%. At October 1, 2002, we required turns orders of approximately 60% in order to achieve our revenue target for the third quarter of fiscal 2003. At July 1, 2002, we required turns orders of approximately 50% to achieve our revenue target for the second quarter of fiscal 2003.

     Turns orders are difficult to predict, and we may not experience the combination of turns orders and shipments from backlog in a quarter that would be sufficient to achieve anticipated net sales. If we do not achieve a sufficient level of turns orders in a particular quarter, our net sales and operating results will suffer.

     THE FOREGOING STATEMENTS REGARDING COMPETITIVE PRICING PRESSURE IN OUR MICROCONTROLLER PRODUCT LINES, OUR ABILITY TO MODERATE FUTURE AVERAGE SELLING PRICE DECLINES IN OUR MICROCONTROLLER PRODUCT LINES, ANTICIPATED SERIAL EEPROM AND ANALOG AND INTERFACE PRODUCT PRICING IN THE QUARTER ENDING DECEMBER 31, 2002, THE PROPRIETARY PORTION OF OUR ANALOG AND INTERFACE PRODUCT LINES INCREASING OVER TIME, AND THE LEVEL OF TURNS ORDERS REQUIRED TO MEET OUR REVENUE TARGET FOR THE THIRD QUARTER OF FISCAL 2003 ARE FORWARD-LOOKING STATEMENTS. ACTUAL RESULTS COULD DIFFER MATERIALLY BECAUSE OF THE FOLLOWING FACTORS, AMONG
OTHERS: THE LEVEL OF ORDERS THAT ARE RECEIVED AND CAN BE SHIPPED IN A QUARTER; DEMAND FOR OUR PRODUCTS AND THE PRODUCTS OF OUR CUSTOMERS; THE LEVEL AT WHICH PREVIOUS DESIGN WINS BECOME ACTUAL ORDERS; INVENTORY MIX AND TIMING OF CUSTOMER ORDERS; CUSTOMERS' INVENTORY LEVELS, ORDER PATTERNS AND SEASONALITY; POSSIBLE DISRUPTIONS TO OUR CUSTOMERS' OPERATIONS OCCASIONED BY ANY SLOW DOWN OR CESSATION IN INTERNATIONAL TRANSPORT OR DELIVERY CAUSED BY LABOR STRIKES OR WORK STOPPAGES AT INTERNATIONAL PORTS OF DELIVERY IN THE UNITED STATES OR ELSEWHERE (SUCH AS THE RECENT PORT LOCKOUTS ON THE WEST COAST OF THE U.S.) WHICH COULD RESULT IN REDUCED CUSTOMER PURCHASES RELATIVE TO OUR EXPECTATIONS; OUR ABILITY TO RAMP PRODUCTS INTO VOLUME PRODUCTION; COMPETITION AND COMPETITIVE PRESSURES ON PRICING AND PRODUCT AVAILABILITY; POSSIBLE DISRUPTION IN COMMERCIAL ACTIVITIES OCCASIONED BY TERRORIST ACTIVITY AND ARMED CONFLICT, SUCH AS CHANGES IN LOGISTICS AND SECURITY ARRANGEMENTS, AND REDUCED END-USER PURCHASES RELATIVE TO EXPECTATIONS; IMPACT OF EVENTS OUTSIDE THE UNITED STATES, SUCH AS THE BUSINESS IMPACT OF FLUCTUATING CURRENCY RATES OR UNREST OR POLITICAL INSTABILITY; THE CYCLICAL NATURE OF BOTH THE SEMICONDUCTOR INDUSTRY AND THE MARKETS ADDRESSED BY OUR PRODUCTS; MARKET ACCEPTANCE OF OUR NEW PRODUCTS AND THOSE OF OUR CUSTOMERS; THE FINANCIAL CONDITION OF OUR CUSTOMERS; FLUCTUATIONS IN PRODUCTION YIELDS, PRODUCTION EFFICIENCIES AND OVERALL CAPACITY UTILIZATION; CHANGES IN PRODUCT MIX; ABSORPTION OF FIXED COSTS, LABOR AND OTHER FIXED MANUFACTURING COSTS; AND GENERAL INDUSTRY, ECONOMIC AND POLITICAL CONDITIONS.

     DISTRIBUTION

     Distributors accounted for approximately 58% of our net sales in the three-month period ended September 30, 2002, and 61% of our net sales in the three-month period ended September 30, 2001. Distributors accounted for approximately 60% of our net sales in the six-month period ended September 30, 2002, and 62% of our net sales in the six-month period ended September 30, 2001.

     Our largest distributor accounted for approximately 11% of our net sales in the three-month period ended September 30, 2002, and 13% of our total net sales in the three-month period ended September 30, 2001. Our largest distributor accounted for approximately 12% of our total net sales in the six-month period ended September 30, 2002, and 13% of our total net sales in the six-month period ended September 30, 2001.

     Generally, we do not have long-term agreements with our distributors and our distributors may terminate their relationships with us with little or no advanced notice. The loss of, or the disruption in the operations of, one or more of our distributors could reduce our future net sales in a given quarter and could result in an increase in inventory returns.

     SALES BY GEOGRAPHY

     Sales by geography for the three and six-month periods ended September 30, 2002 and 2001 were as follows (in thousands):

                        Three Months Ended                         Six Months Ended
                           September 30,                             September 30,
                            (Unaudited)                               (Unaudited)
              --------------------------------------    --------------------------------------
                2002       %         2001       %         2002       %         2001       %
              --------   ------    --------   ------    --------   ------    --------   ------
Americas      $ 58,303     34.4%   $ 48,563     34.3%   $111,717     33.9%   $ 96,470     34.4%
Europe          42,811     25.2%     41,726     29.4%     87,610     26.6%     89,611     31.9%
Asia            68,634     40.4%     51,373     36.3%    130,166     39.5%     94,475     33.7%
              --------   ------    --------   ------    --------   ------    --------   ------

Total Sales   $169,748    100.0%   $141,662    100.0%   $329,493    100.0%   $280,556    100.0%
              ========   ======    ========   ======    ========   ======    ========   ======

     Our sales to foreign customers have been predominately in Asia and Europe, which we attribute to the manufacturing strength in those areas for automotive, communications, computing, consumer and industrial control products. Americas sales include sales to customers in the United States, Canada, Central America and South America.

     Sales to foreign customers accounted for approximately 69% of our net sales in the three months ended September 30, 2002 and approximately 68% of our net sales in the three months ended September 30, 2001.

     Sales to foreign customers accounted for approximately 71% of our net sales in the six months ended September 30, 2002 and approximately 69% of our net sales in the six months ended September 30, 2001. The majority of our foreign sales are U.S. Dollar denominated.

     GROSS PROFIT

     Our gross profit was $91.5 million in the three months ended September 30, 2002, and $70.9 million in the three months ended September 30, 2001. Our gross profit was $175.4 million in the six months ended September 30, 2002, and $140.3 million in the six months ended September 30, 2001.

     Gross profit as a percent of sales was 53.9% in the three months ended September 30, 2002, and 50.0% in the three months ended September 30, 2001. Gross profit as a percent of sales was 53.2% in the six months ended September 30, 2002, and 50.0% in the six months ended September 30, 2001.

     The most significant factors affecting gross profit percentage in the periods covered by this report were:

     * higher levels of manufacturing capacity utilization in the first and second quarters of fiscal 2003
     * continued cost reductions in wafer fabrication and assembly and test manufacturing
     * our ability to maintain average selling prices for our microcontroller products where moderate downward pricing pressures have been offset by introduction of new products with more features and higher selling prices
     * significant competitive downward pricing pressures in Serial EEPROM products in the first and second quarters of fiscal 2002, compared to a more stable pricing environment in the first and second quarters of fiscal 2003
     * fluctuations in the product mix of proprietary microcontroller and analog products and related Serial EEPROM products as illustrated in the chart in Net Sales on page 12
     *    the sale of inventory that was previously reserved for, and
     * one-week plant shutdowns in each of the first and second quarters of fiscal 2002.

     During fiscal 2002, we operated at approximately 70% of our cumulative total Fab 1 (Chandler, Arizona) and Fab 2 (Tempe, Arizona) capacity due to the capacity reductions implemented in the March 2001 quarter and one-week plant shutdowns in each quarter of fiscal 2002. Our overall gross margins were negatively impacted by these actions due to the relatively high fixed costs inherent in our wafer fabrication manufacturing, which continued even at lower capacity utilization levels in fiscal 2002. Capacity utilization increased to approximately 83% in the first quarter of fiscal 2003 and 84% in the second quarter of fiscal 2003, which favorably impacted gross margins, compared to the gross margins attained in fiscal 2002. We expect capacity utilization in the third quarter of fiscal 2003 to be approximately 84%.

     Our overall inventory levels were $92.1 million as of September 30, 2002, compared to $88.6 million at March 31, 2002. We maintained 107 days of inventory on our balance sheet as of September 30, 2002, compared to 110 days as of March 31, 2002. The highest number of days of inventory that we experienced in either fiscal 2002 or fiscal 2003 was 127 days as of September 30, 2001. We expect days of inventory to be approximately 104 days as of December 31, 2002.

     As of September 30, 2002, Fab 3 (Puyallup, Washington) was not an active operating asset. We are currently holding Fab 3 as an asset held-for-sale and are maintaining it at minimal operating cost. See "Special Charges - Fab 3 Impairment Charge," below at page 18, for a complete discussion of the status of Fab 3.

     Fabs 1 and 2 currently utilize various manufacturing process technologies, but predominantly utilize our 1.0 to 0.5-micron processes. We continue to transition products to more advanced process technologies to reduce future manufacturing costs. In fiscal 2002 and the first and second quarters of fiscal 2003, approximately 80% of our production was on 8-inch wafers.

     We anticipate that gross margins will fluctuate over time, driven primarily by the overall product mix of microcontroller, analog and interface and Serial EEPROM products and the percentage of net sales of each of these products in a particular quarter, as well as manufacturing yields, fixed cost absorption, wafer fab loading levels and competitive and economic conditions.

     THE FOREGOING STATEMENTS RELATING TO OUR EXPECTED CAPACITY UTILIZATION IN THE THIRD QUARTER OF FISCAL 2003, OUR EXPECTED INVENTORY LEVELS AS OF DECEMBER 31, 2002, THE TRANSITION TO ADVANCED PROCESS TECHNOLOGIES TO REDUCE FUTURE MANUFACTURING COSTS AND THE FLUCTUATION OF GROSS MARGINS OVER TIME ARE FORWARD-LOOKING STATEMENTS. ACTUAL RESULTS COULD DIFFER MATERIALLY BECAUSE OF THE FOLLOWING FACTORS, AMONG OTHERS: FUTURE DEMAND FOR OUR PRODUCTS AND THE PRODUCTS OF OUR CUSTOMERS; FLUCTUATIONS IN PRODUCTION YIELDS, PRODUCTION EFFICIENCIES AND OVERALL CAPACITY UTILIZATION; ABSORPTION OF FIXED COSTS, LABOR AND OTHER DIRECT MANUFACTURING COSTS; COMPETITION AND COMPETITIVE PRESSURE ON PRICING; POSSIBLE DISRUPTIONS TO OUR CUSTOMERS' OPERATIONS OCCASIONED BY ANY SLOW DOWN OR CESSATION IN INTERNATIONAL TRANSPORT OR DELIVERY CAUSED BY LABOR STRIKES OR WORK STOPPAGES AT INTERNATIONAL PORTS OF DELIVERY IN THE UNITED STATES OR ELSEWHERE (SUCH AS THE RECENT PORT LOCKOUTS ON THE WEST COAST OF THE U.S.) WHICH COULD RESULT IN REDUCED CUSTOMER PURCHASES RELATIVE TO OUR EXPECTATIONS; POSSIBLE DISRUPTION IN COMMERCIAL ACTIVITIES OCCASIONED BY TERRORIST ACTIVITY AND ARMED CONFLICT, WHICH COULD RESULT IN CHANGES IN LOGISTICS AND SECURITY ARRANGEMENTS, AND REDUCED END-USER PURCHASES RELATIVE TO EXPECTATIONS; IMPACT OF EVENTS OUTSIDE THE UNITED STATES, SUCH AS THE BUSINESS IMPACT OF FLUCTUATING CURRENCY RATES OR UNREST OR POLITICAL INSTABILITY; OUR ABILITY TO INCREASE MANUFACTURING CAPACITY AS NEEDED; COST AND AVAILABILITY OF RAW MATERIALS; CHANGES IN PRODUCT MIX; AND OTHER GENERAL INDUSTRY, ECONOMIC AND POLITICAL CONDITIONS.

     At September 30, 2002, approximately 74% of our assembly requirements were being performed in our Thailand facility, compared to approximately 48% as of September 30, 2001. Third-party contractors located throughout Asia perform the balance of our assembly operations. Substantially all of our test requirements were being performed in our Thailand facility as of September 30, 2002 and September 30, 2001. We believe that the assembly and test operations performed at our Thailand facility provide us with significant cost savings when compared to third-party contractor assembly and test costs, as well as increased control over these portions of the manufacturing process.

     Our use of third parties involves some reduction in our level of control over the portions of our business that we subcontract. While we review the quality, delivery and cost performance of our third-party contractors, our future operating results could suffer if any third-party contractor is unable to maintain manufacturing yields, assembly and test yields and costs at approximately their current levels.

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

     RESEARCH AND DEVELOPMENT

     Research and development (R&D) expenses for the three months ended September 30, 2002 were $22.3 million, or 13.2% of sales, compared to $20.2 million, or 14.2% of sales, for the three months ended September 30, 2001. R&D expenses for the six months ended September 30, 2002 were $43.9 million, or 13.3% of sales, compared to $39.7 million, or 14.2% of sales, for the six months ended September 30, 2001.

     We are committed to investing in new and enhanced products, including development systems software, and in our design and manufacturing process technologies. We believe these investments are significant factors in maintaining our competitive position. We expense all R&D costs as incurred. R&D expenses include expenditures for labor, depreciation, masks, prototype wafers, and expenses for the development of process technologies, new packages, and software to support new products and design environments.

     R&D expenses increased $2.2 million, or 10.8%, for the three months ended September 30, 2002, compared to the three months ended September 30, 2001. R&D expenses increased $4.2 million, or 10.6%, for the six months ended September 30, 2002, compared to the six months ended September 30, 2001. R&D expenses increased $0.8 million, or 3.6%, for the three months ended September 30, 2002, compared to the three months ended June 30, 2002. The primary reason for the dollar increase in R&D costs in each of these periods was increased labor and professional service costs associated with expanding our technical resources. There was also an unpaid one-week plant shut down for all employees in the quarter ended September 30, 2001.

     SELLING, GENERAL AND ADMINISTRATIVE

     Selling, general and administrative expenses for the three months ended September 30, 2002 were $23.1 million, or 13.6% of sales, compared to $20.2 million, or 14.2% of sales, for the three months ended September 30, 2001. Selling, general and administrative expenses for the six months ended September 30, 2002 were $45.1 million, or 13.7% of sales, compared to $41.6 million, or 14.8% of sales, for the six months ended September 30, 2001.

     Selling, general and administrative expenses include salary expenses related to field sales, marketing and administrative personnel, advertising and promotional expenditures and legal expenses. Selling, general and administrative expenses also include costs related to our direct sales force and field applications engineers who work in sales offices worldwide to stimulate demand by assisting customers in the selection and use of our products.

     Selling, general and administrative expenses increased $3.0 million, or 14.7%, for the three months ended September 30, 2002, compared to the three months ended September 30, 2001. Selling, general and administrative expenses increased $3.5 million, or 8.3%, for the six months ended September 30, 2002, compared to the six months ended September 30, 2001. Selling, general and administrative expenses increased $1.2 million, or 5.4%, for the three months ended September 30, 2002, compared to the three months ended June 30, 2002. The primary reason for the dollar increase in selling, general and administrative costs in these periods relate to increased labor costs. There was also an unpaid one-week plant shut down for all employees in the September 30, 2001 quarter.

     Selling, general and administrative expenses fluctuate over time, primarily due to revenue and operating expense levels.

     SPECIAL CHARGES

FAB 3 IMPAIRMENT CHARGE

     In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS," which is applicable to financial statements for fiscal years beginning after December 15, 2001. This standard provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify as asset as held-for-sale. Classification as held-for-sale is an important distinction because assets held-for-sale are not depreciated and are stated at the lower of book value or fair value less cost to sell. SFAS 144 is effective for all of our financial statements issued in fiscal 2003. In accordance with SFAS 144, we recorded a $41.5 million asset impairment charge during the quarter ended September 30, 2002 as described below.

     We acquired Fab 3, a semiconductor manufacturing facility in Puyallup, Washington, in July 2000. The original purchase consisted of semiconductor manufacturing facilities and real property. It was the our intention to bring Fab 3 to productive readiness and commence volume production of 8-inch wafers using our 0.7 and 0.5 micron process technologies by August 2001. We delayed our production start up at Fab 3 due to deteriorating business conditions in the semiconductor industry. Fab 3 has never been brought to productive readiness.

     On August 23, 2002, we acquired a semiconductor manufacturing facility in Gresham, Oregon, which we refer to as Fab 4. See Note 2 to the Condensed Consolidated Financial Statements on page 6, above. We decided to purchase Fab 4 instead of bringing Fab 3 to productive readiness because, among other things, the cost of the manufacturing equipment needed to ramp production at Fab 3 over the next several years was significantly higher than the total purchase price of Fab 4, and the time to bring Fab 4 to productive readiness was significantly less than the time required to bring Fab 3 to productive readiness.

     After the acquisition of Fab 4 was completed, we undertook an analysis of the potential production capacity at Fab 4. The results of the production capacity analysis led us to determine that Fab 3's capacity would not be needed in the foreseeable future and during the second quarter we committed to a plan to sell Fab 3. Accordingly, Fab 3 has been classified as an asset held-for-sale at September 30, 2002.

     We retained an independent third party firm, other than our independent auditors, to complete a fair value appraisal of Fab 3. The independent third party used the market approach and considered comparable sales in determining the fair value of Fab 3. The comparable sales included eight properties, including Fab 3 from our purchase in 2000. Based on the results of this appraisal, we recorded an asset impairment charge on Fab 3 of $36.9 million, including costs to sell. The remaining value of $60.2 million is classified as an asset held-for-sale and is included as a component of other current assets at September 30, 2002.

     During the quarter ended September 30, 2002, we also recorded an asset impairment charge of $4.6 million to write-down certain excess manufacturing equipment located at Fab 3 to its net realizable value of $212,000. This manufacturing equipment became "excess" as a result of duplicate equipment acquired in the purchase of Fab 4. The net realizable value for the excess manufacturing equipment was determined based on management estimates. Substantially all of the other manufacturing equipment located at Fab 3 will be transferred to and used in our other wafer fabrication facilities located in Chandler, Arizona (Fab 1), Tempe, Arizona (Fab 2) and Gresham, Oregon (Fab 4).

     If actual market conditions are less favorable than those estimated in the appraisal, or if future market conditions deteriorate, the net proceeds from the assets held-for-sale could be less than the amount estimated in the financial statements and additional losses could result prior to or at the time of the sale of the facility.

POWERSMART IN-PROCESS RESEARCH AND DEVELOPMENT CHARGE

     During the quarter ended June 30, 2002, purchased in-process research and development of $9.3 million, associated with our acquisition of PowerSmart, Inc. was written off at the date of the acquisition (June 5, 2002) in accordance with FASB Interpretation No. 4, "APPLICABILITY OF FASB STATEMENT NO. 2 BUSINESS COMBINATIONS ACCOUNTED FOR BY THE PURCHASE METHOD." The value assigned to the in-process research and development was determined by an independent valuation analysis performed by a firm other than our independent auditors. As of the valuation date, there were 15 projects that were considered to be in-process. The values of the projects were determined based on analyses of cash flows to be generated by the products that are expected to result from the in-process projects. These cash flows were estimated by forecasting total revenues expected from these products then deducting appropriate operating expenses, cash flow adjustments and contributory asset returns to establish a forecast of net return on in-process technology. These net returns were substantially reduced to take into account the time value of money and the risks associated with the inherent difficulties and uncertainties in achieving commercial readiness. The above analysis resulted in $9.3 million of value assigned to acquired in-process research and development, which was expensed on the acquisition date in accordance with FIN 4. We believe the assumptions used in valuing the in-process research and development are reasonable, but are inherently uncertain, and no assurance can be given that the assumptions made will occur. During the six months ended September 30, 2002, we incurred development costs of approximately $1.2 million related to the acquired in-process research and development, and should the projects continue to move toward commercialization, we estimate that future expenditures could approximate $1.5 million over the next few years. None of the in-process research and development projects had been completed as of September 30, 2002.

     There were no such special charges incurred during the three and six-month periods ended September 30, 2001.

     THE FOREGOING STATEMENT RELATING TO OUR ESTIMATED FUTURE EXPENDITURES ON THE ACQUIRED IN-PROCESS R&D PROJECTS IS A FORWARD-LOOKING STATEMENT. ACTUAL RESULTS COULD DIFFER MATERIALLY BECAUSE OF THE FOLLOWING FACTORS, AMONG OTHERS:
DELAYS IN COMPLETION OF A PARTICULAR PROJECT; CHANGES IN OUR PRIORITIZATION OF PROJECTS; CHANGES IN THE SPECIFICATIONS OF A PARTICULAR PROJECT; UNFORESEEN ENGINEERING PROBLEMS; AND UNANTICIPATED COSTS.

     OTHER INCOME (EXPENSE)

     Interest income decreased in the three and six-month periods ended September 30, 2002 from the corresponding periods of the previous fiscal year due to lower invested cash balances as a result of our August 23, 2002 acquisition of Fab 4 and our June 5, 2002 acquisition of PowerSmart. The interest rates applying to our invested cash balances were lower during the three and six-month periods ended September 30, 2002, compared to the rates applying during the corresponding periods of the previous fiscal year.

     INCOME TAXES

     Provisions for income taxes reflect tax on foreign earnings and federal and state tax on U.S. earnings. We had an effective tax rate of 15.9% for the six months ended September 30, 2002, and 27.0% for the six months ended September 30, 2001. During the six months ended September 30, 2002, our effective tax rate was lower than it has been historically due to the special charge incurred during the second quarter of fiscal 2003. Under Accounting Principles Board Opinion No. 28, INTERIM FINANCIAL REPORTING, we provide for an income tax provision/benefit for special charges in the period in which they occur separately from our calculation of the estimated effective tax rate for the remainder of our operations. Given that the special charge in the second quarter of fiscal 2003 was incurred in the United States, we provided a tax benefit in the September 30, 2002 quarter based on the 40% U.S. tax rate that we expect to apply to the special charges. Based on our current assumptions, we believe that our tax rate for the remainder of fiscal 2003 will be approximately 25.5%.

     As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax exposure, together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax asset will be recovered from future taxable income within the relevant jurisdiction and, to the extent we believe that recovery is not likely, we must establish a valuation allowance. We have not provided for a valuation allowance because we believe that our deferred tax asset will be recovered from future taxable income. Should we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made. At September 30, 2002, our gross deferred tax asset was $112.1 million. Numerous taxing authorities in the countries in which we do business are increasing their scrutiny of various tax structures employed by businesses. We believe that we maintain adequate tax reserves to offset any potential tax liabilities that may arise upon audit in the United States and the other countries in which we do business. If such amounts ultimately prove to be unnecessary, the resulting reversal of such reserves would result in tax benefits being recorded in the period the reserves are no longer deemed necessary. If such amounts ultimately prove to be less than an ultimate assessment, a future charge to expense would be recorded in the period in which the assessment is determined.

     Companies of our size and complexity are regularly audited by the taxing authorities in the jurisdictions in which they conduct significant operations. We are currently under audit by the Internal Revenue Service for our fiscal years ended March 31, 1998, 1999, 2000 and 2001.

     THE FOREGOING STATEMENTS REGARDING OUR TAX RATE FOR THE REMAINDER OF FISCAL 2003, THE RECOVERABILITY OF OUR DEFERRED TAX ASSET AND THE ADEQUACY OF OUR TAX RESERVES ARE FORWARD-LOOKING STATEMENTS. ACTUAL RESULTS COULD DIFFER MATERIALLY BECAUSE OF THE FOLLOWING FACTORS, AMONG OTHERS: CURRENT AND FUTURE TAX LAWS AND REGULATIONS; TAXATION RATES IN GEOGRAPHIC REGIONS WHERE WE HAVE SIGNIFICANT OPERATIONS; RESULTS OF ANY CURRENT OR FUTURE AUDIT CONDUCTED BY THE INTERNAL REVENUE SERVICE OR OTHER TAXING AUTHORITIES IN THE COUNTRIES IN WHICH WE DO BUSINESS; AND THE LEVEL OF OUR TAXABLE INCOME AND WHETHER OUR TAXABLE INCOME WILL BE SUFFICIENT TO UTILIZE OUR DEFERRED TAX ASSET.

     EURO CONVERSION ISSUES

     We operate in the European Market and currently generate approximately 25.2% of our total net sales from customers located in Europe. Our commercial headquarters in Europe are located in the United Kingdom, which is not currently one of the 11 member states of the European Union that has converted to the Euro.

     We currently conduct approximately 94.6% of our business in Europe in U.S. Dollars and approximately 0.2% of our business in Europe in Pounds Sterling. The balance of our net sales in Europe is conducted in the Euro. We will monitor the potential commercial impact of conversion of a portion of our current business to the Euro, but we do not currently anticipate any material impact to our business or operations based on this transition.

     LIQUIDITY AND CAPITAL RESOURCES

     We had $141.3 million in cash and cash equivalents at September 30, 2002, a decrease of $139.3 million from the March 31, 2002 balance. The decrease in cash and cash equivalents over this time period is primarily attributable to the cash used in our June 5, 2002 acquisition of PowerSmart and our August 23, 2002 acquisition of Fab 4, offset by cash generated from operating activities.

     We maintain an unsecured revolving credit facility with a syndicate of banks totaling $100.0 million. We can elect to increase the facility to $150.0 million, subject to certain conditions set forth in the credit agreement. This facility has a termination date of May 31, 2003. There were no borrowings against this line of credit as of September 30, 2002. We are required to achieve certain financial ratios and operating results to maintain this line of credit and were in compliance with these requirements at September 30, 2002.

     We also maintain an unsecured short-term line of credit with various financial institutions in Asia for up to $15.0 million (U.S. Dollar equivalent). There were no borrowings under the foreign line of credit as of September 30, 2002, but an allocation of approximately $0.8 million of the available line was made, relating to import guarantees associated with our business in Thailand. There are no covenants related to the foreign line of credit.

     At September 30, 2002, an aggregate of $114.2 million of our credit facilities was available, subject to financial covenants and ratios with which we were in compliance. Our ability to fully utilize our credit facilities is dependent on our remaining in compliance with such covenants and ratios.

     During the six months ended September 30, 2002, we generated $128.5 million of cash from operating activities, an increase of $74.3 million from the six months ended September 30, 2001. The increase in cash flow from operations was primarily due to the non-cash impact of the $41.5 million Fab 3 impairment charge and the $9.3 million in-process research and development charge, and the impact of changes in accounts payable and accrued liabilities and other assets and liabilities.

     During the six months ended September 30, 2002, net cash used in investing activities increased $247.4 million, to $277.3 million, from $29.9 million for the six months ended September 30, 2001. The increase was due to our acquisitions of Fab 4 and PowerSmart and increased capital expenditures.

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

     On August 7, 2002, our Board of Directors authorized the repurchase up to 2,500,000 shares of our common stock in the open market or in privately negotiated transactions. During the quarter ended September 30, 2002, we repurchased 392,700 shares of common stock for $7,449,781. 332,700 of the purchased shares were reissued during the quarter ended September 30, 2002 to fund stock option exercises and purchases under our employee stock purchase plan. At September 30, 2002, there were 60,000 purchased shares held as treasury shares. The timing and amount of any future repurchases will depend upon market conditions and corporate considerations.

     Our level of capital expenditures varies from time to time as a result of actual and anticipated business conditions. Capital expenditures in the six months ended September 30, 2002 were $226.6 million, compared to $30.9 million for the six months ended September 30, 2001. The primary reasons for the dollar increase in capital expenditures in the six-month period ended September 30, 2002 were the purchase of Fab 4, other selective investments to increase our manufacturing capacity in response to market demand and our continued investment in research and development equipment. We currently intend to spend approximately $70 million during the next 12 months to invest in equipment and facilities to maintain, and selectively increase, capacity to meet our currently anticipated needs.

     We expect to generate approximately $55 million in cash from operating activities and grow our cash balances by approximately $45 million in the quarter ending December 31, 2002.

     On October 28, 2002, we announced that our Board of Directors had approved and instituted a quarterly cash dividend on our common stock. The initial quarterly dividend declared is $0.02 per share and is payable to shareholders of record on November 7, 2002. We estimate the initial quarterly dividend payment to be approximately $4.1 million to be paid in the third quarter of fiscal 2003.

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

     THE FOREGOING STATEMENTS REGARDING THE ANTICIPATED LEVEL OF CAPITAL EXPENDITURES OVER THE NEXT 12 MONTHS AND THE NATURE OF SUCH EXPENDITURES, THE AMOUNT OF CASH TO BE GENERATED FROM OPERATING ACTIVITIES IN THE QUARTER ENDING DECEMBER 31, 2002, THE PROJECTED GROWTH IN OUR CASH BALANCES DURING THE QUARTER ENDING DECEMBER 31, 2002, THE FINANCING AND SUFFICIENCY OF OUR CAPITAL EXPENDITURES AND THE BELIEF THAT CAPITAL EXPENDITURES ANTICIPATED TO BE INCURRED OVER THE NEXT 12 MONTHS WILL PROVIDE US SUFFICIENT MANUFACTURING CAPACITY TO MEET OUR CURRENTLY ANTICIPATED NEEDS ARE FORWARD-LOOKING STATEMENTS. ACTUAL RESULTS COULD DIFFER MATERIALLY BECAUSE OF THE FOLLOWING FACTORS, AMONG OTHERS:
CHANGES IN DEMAND FOR OUR PRODUCTS AND THOSE OF OUR CUSTOMERS; CHANGES IN UTILIZATION OF CURRENT MANUFACTURING CAPACITY; UNANTICIPATED COSTS IN BRINGING FAB 4 ON-LINE; MARKET ACCEPTANCE OF OUR PRODUCTS AND OF OUR CUSTOMERS' PRODUCTS; THE CYCLICAL NATURE OF THE SEMICONDUCTOR INDUSTRY AND THE MARKETS ADDRESSED BY OUR PRODUCTS; THE AVAILABILITY AND COST OF RAW MATERIALS, EQUIPMENT AND OTHER SUPPLIES; ACTUAL CASH FLOWS GENERATED FROM AND USED IN THE OPERATION OF OUR BUSINESS; ACTUAL LEVELS OF CAPITAL EXPENDITURES; THE FINANCIAL CONDITION OF OUR CUSTOMERS AND VENDORS; UNINSURED LOSSES; AND THE ECONOMIC, POLITICAL AND OTHER CONDITIONS IN THE WORLDWIDE MARKETS SERVED BY US.

     Net cash provided by financing activities was $9.5 million for the six months ended September 30, 2002, compared to $16.9 million for the six months ended September 30, 2001. Proceeds from the sale of stock options were $9.5 million in the six months ended September 30, 2002 and $16.9 million in the six months ended September 30, 2001.

     We had a net shares settled forward contract outstanding as of September 30, 2001. In connection with this contract, we made a net delivery of 572,645 shares of our common stock during the six months ended September 30, 2001. We closed out the net shares settled forward contract in its entirety on January 15, 2002 and made a cash payment of $27.8 million to purchase the remaining 1,610,606 shares outstanding under the contract. The purchased shares were held as treasury shares and used to fund stock option exercises and purchases under our employee stock purchase plan through April 9, 2002.

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

OUR QUARTERLY OPERATING RESULTS MAY FLUCTUATE DUE TO FACTORS THAT COULD REDUCE OUR NET SALES AND PROFITABILITY.

     Our quarterly operating results are affected by a wide variety of factors that could reduce our net sales and profitability, many of which are beyond our control. Some of the factors that may affect our quarterly operating results include:

     *    demand for our products in the distribution and OEM channels
     *    the level at which previous design wins become actual orders
     * the level of orders that are received and can be shipped in a quarter (turns orders)
     *    market acceptance of both our products and our customers' products
     *    customer order patterns and seasonality
     *    downward pricing pressures in our non-proprietary product lines
     * possible disruption in commercial activities or international transport or delivery caused by terrorist activity, armed conflict, or unexpected increases in the price of, or decrease in the supply of, oil, any of which could result in changes in logistics and security arrangements, and reduced customer purchases relative to expectations
     * possible disruptions to our customers' operations occasioned by any slow down or cessation in international transport or delivery caused by labor strikes or work stoppages at international ports of delivery in the United States or elsewhere (such as the recent port lockouts on the West Coast of the U.S.) which could result in reduced customer purchases relative to our expectations
     * impact of events outside of the United States, such as the business impact of fluctuating currency rates or unrest or political instability
     *    disruption in the supply of wafers or assembly and testing services
     * availability of manufacturing capacity, the extent of effective use of manufacturing capacity and fluctuations in manufacturing yields
     * the availability and cost of raw materials, equipment and other supplies
     * the costs and outcome of any litigation involving intellectual property, customer and other issues
     *    uninsured losses, and
     * economic, political and other conditions in the worldwide markets served by us.

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

     Our operating results are also adversely affected when we operate at less than optimal capacity as was the case throughout fiscal 2002 and the first and second quarters of fiscal 2003. Lower capacity utilization results in certain costs being charged directly to expense and lower gross margins.

IF WE DO NOT BRING OUR FAB 4 (GRESHAM, OREGON) WAFER FABRICATION FACILITY ON LINE IN A TIMELY MANNER, OUR ANTICIPATED REVENUES MAY BE REDUCED AND WE WOULD INCUR FIXED EXPENSES THAT WOULD REDUCE OUR GROSS MARGINS IN FUTURE PERIODS.

     On August 23, 2002, we acquired a semiconductor facility in Gresham, Oregon, which we refer to as Fab 4. We currently anticipate that Fab 4 will commence volume production in the second quarter of fiscal 2004. Bringing Fab 4 on-line involves significant risks, including:

     * successful implementation of our 0.5 micron manufacturing process at Fab 4
     *    effective integration of a variety of hardware and software components
     *    potential shortages of materials and skilled labor
     *    unforeseen environmental or engineering problems
     * approvals and requirements of governmental and regulatory agencies, and
     *    unanticipated costs.

     Any one of these risks could delay the equipping and production start-up of Fab 4, and could involve significant additional costs or reduce our anticipated revenues.

     As a result of these and other factors, Fab 4 may not commence volume production when anticipated or within budget. Also, we may be unable to achieve adequate manufacturing yields in Fab 4 in a timely manner and our revenues may not increase in proportion to the anticipated increase in manufacturing capacity associated with Fab 4 which would harm our operating results.

WE DEPEND ON ORDERS THAT ARE RECEIVED AND SHIPPED IN THE SAME QUARTER AND THEREFORE HAVE LIMITED VISIBILITY OF FUTURE PRODUCT SHIPMENTS.

     Our net sales in any given quarter depend upon a combination of shipments from backlog and orders received in that quarter for shipment in that quarter, which we refer to as turns orders. We emphasize our ability to respond quickly to customer orders as part of our competitive strategy, resulting in customers placing orders with short delivery schedules. The percentage of turns orders in any given quarter depends on overall semiconductor industry conditions and product lead times. Shorter lead times generally means that turns orders as a percentage of our business is relatively high in any particular quarter and reduces our visibility on future product shipments.

     As such, our percentage of turns orders has fluctuated over the last three fiscal years between approximately 20% and 61%. As of October 1, 2002, we required turns orders of approximately 60% in order to achieve our revenue target for the third quarter of fiscal 2003. Because turns orders are difficult to predict, increased levels of turns orders make our net sales more difficult to forecast.

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

     Our ability to compete successfully depends on a number of factors both within and outside our control, including:

     * the quality, performance, reliability, features, ease of use, pricing and diversity of our products
     * the quality of our customer service and our ability to address the needs of our customers
     * our success in designing and manufacturing new products including those implementing new technologies
     * the rate at which customers incorporate our products into their own products
     * our level of manufacturing capacity utilization and manufacturing yields
     * our ability to hire and retain qualified engineering and management personnel
     *    product introductions by our competitors
     *    the number, nature and success of our competitors in a given market
     * our ability to obtain adequate supplies of raw materials and other supplies at acceptable prices
     * our ability to protect our products and processes by effective utilization of intellectual property laws, and
     *    general market and economic conditions.

     Historically, average selling prices in the semiconductor industry decrease over the life of any particular product. The overall average selling prices of our microcontroller and proprietary analog and interface products have remained relatively constant, while average selling prices of our Serial EEPROM and non-proprietary analog and interface products have declined over time. We have experienced, and expect to continue to experience, pricing pressure in certain of our proprietary product lines, due primarily to competitive conditions. We have been able to moderate average selling price declines in many of our proprietary product lines by continuing to introduce new products with more features and higher prices. We experienced significant competitive downward pricing pressures in our Serial EEPROM product lines during the first half of fiscal 2002, which moderated in the third and fourth quarters of fiscal 2002 and the first half of fiscal 2003.

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

GENERAL CONDITIONS IN THE INSURANCE INDUSTRY MAY AFFECT OUR COSTS AND INCREASE THE RISKS TO OUR BUSINESS OPERATIONS.

     As conditions in the insurance industry have resulted in decreased capacity and increased insurance rates over the last two fiscal years, our liability, property and casualty insurance coverage levels have decreased and our retained risk exposure from uninsured losses has increased. We have not made any material change to our operations as a result of the reduced coverage. Availability and cost of insurance coverage have generally fluctuated over time as the insurance industry reacts to various market forces and we will consider changes in our coverage levels based on conditions in the insurance market.

WE CONTRACT WITH SEVERAL THIRD-PARTY CONTRACTORS IN ASIA TO PERFORM KEY MANUFACTURING FUNCTIONS FOR US.

     We use several third-party contractors located throughout Asia for a portion of the assembly and testing of our products and for a portion of the wafer fabrication of our analog products. Although we have reduced our dependence on third-party contractors over time, the disruption or termination of any of these sources could harm our business and operating results. Our use of third parties involves some reduction in our level of control over the portions of our business that we subcontract. Our future operating results could suffer if any third-party contractor were to experience financial, operations or production difficulties, or if they were unable to maintain manufacturing yields, assembly and test yields and costs at approximately their current levels.

WE MAY LOSE SALES IF OUR SUPPLIERS OF RAW MATERIALS AND EQUIPMENT FAIL TO MEET OUR NEEDS.

     Our semiconductor manufacturing operations require raw materials and equipment that must meet exacting standards. We generally have more than one source for these supplies, but there are only a limited number of suppliers capable of delivering various raw materials and equipment that meet our standards. In addition, the raw materials and equipment necessary for our business could become more difficult to obtain as worldwide use of semiconductors in product applications increases. We have experienced supply shortages from time to time in the past, and on occasion our suppliers have told us they need more time than expected to fill our orders or that they will no longer support certain equipment with updates or spare and replacements parts.

An interruption of any raw materials or equipment sources, or the lack of supplier support for a particular piece of equipment, could harm our business.

OUR BUSINESS IS HIGHLY DEPENDENT ON SELLING THROUGH DISTRIBUTORS.

     Sales through distributors accounted for 63% of our net sales for the fiscal year ended March 31, 2002 and 60% of sales in the first half of fiscal 2003. Sales through one distributor accounted for 13% of our net sales in fiscal 2002 and 12% of our total net sales for the first half of fiscal 2003. Generally, we do not have long-term agreements with our distributors and our distributors may terminate their relationship with us with little or no advanced notice.

     The loss of, or a disruption in the operations of, one or more of our distributors could reduce our net sales in a given quarter and could result in an increase in inventory returns.

OUR OPERATING RESULTS MAY BE IMPACTED BY THE WIDE FLUCTUATIONS OF SUPPLY AND DEMAND IN THE SEMICONDUCTOR INDUSTRY.

     The semiconductor industry is characterized by wide fluctuations of supply and demand. Throughout fiscal 2001 and fiscal 2002, the industry experienced a significant economic downturn, characterized by diminished product demand and production over-capacity. These conditions have continued during the first half of fiscal 2003. We have sought to reduce our exposure to this industry cyclicality by selling proprietary products, that cannot be easily or quickly replaced, to a geographically diverse base of customers across a broad range of market segments. However, we have experienced substantial period-to-period fluctuations in operating results and may, in the future, experience period-to-period fluctuations in operating results due to general industry or economic conditions.

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

BUSINESS INTERRUPTIONS COULD HARM OUR BUSINESS.

     Operations at any of our primary manufacturing facilities, or at any of our wafer fabrication or test and assembly subcontractors, may be disrupted for reasons beyond our control, including work stoppages, power loss, incidents of terrorism, political instability, telecommunications failure, fire, earthquake, floods, or other natural disasters. If operations at any of our facilities or by any of our subcontractors are interrupted, we may not be able to shift production to other facilities on a timely basis. If this occurs, we may experience delays in shipments of products to our customers and alternate sources for production may be unavailable on acceptable terms. This could result in reduced revenues and profits and the cancellation of orders or loss of customers. In addition, business interruption insurance will likely not be enough to compensate us for any losses that may occur and any losses or damages incurred by us as a result of business interruptions could significantly harm our business.

WE ARE HIGHLY DEPENDENT ON FOREIGN SALES AND OPERATIONS, WHICH EXPOSES US TO FOREIGN POLITICAL AND ECONOMIC RISKS.

     Sales to foreign customers account for a substantial portion of our net sales. During the fiscal year ended March 31, 2002, approximately 69% of our net sales were made to foreign customers. During the first half of fiscal 2003, approximately 71% of our net sales were made to foreign customers. We purchase a substantial portion of our raw materials and equipment from foreign suppliers. In addition, we own a product assembly and testing facility located near Bangkok, Thailand. We also use various third-party contractors located throughout Asia for a portion of the assembly and testing of our products and for a portion of the wafer fabrication of our analog products.

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

WE ARE SUBJECT TO STRINGENT ENVIRONMENTAL REGULATION, WHICH MAY FORCE US TO INCUR SIGNIFICANT EXPENSES.

     We must comply with many different federal, state and local governmental regulations related to the use, storage, discharge and disposal of toxic, volatile or otherwise hazardous chemicals used in our manufacturing processes. Although we believe that our activities conform to presently applicable environmental regulations, our failure to comply with present or future regulations could result in the imposition of fines, suspension of production or a cessation of operations. Any such regulation could require us to acquire costly equipment or to incur other significant expenses to comply with environmental regulations. Any failure by us to control the use of or adequately restrict the discharge of hazardous substances could subject us to future liabilities. Environmental problems at our facilities may occur that could subject us to future costs or liabilities.

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

OUR FAILURE TO SUCCESSFULLY INTEGRATE BUSINESSES, PRODUCTS OR TECHNOLOGIES WE ACQUIRE COULD DISRUPT OR HARM OUR ONGOING BUSINESS.

     We have from time to time acquired, and may in the future acquire, additional complementary businesses, products and technologies. Achieving the anticipated benefits of an acquisition depends, in part, upon whether the integration of the acquired business, products or technology is accomplished efficiently and effectively. In addition, successful acquisitions in the semiconductor industry may be more difficult to accomplish than in other industries because such acquisitions require, among other things, integration of product offerings, manufacturing operations and coordination of sales and marketing and R&D efforts. These difficulties can become more challenging due to the need to coordinate geographically separated organizations, the complexities of the technologies being integrated, and the necessities of integrating personnel with disparate business background and combining two different corporate cultures. The integration of operations following an acquisition also requires the dedication of management resources, which may distract attention from the day-to-day business and may disrupt key R&D, marketing or sales efforts. The inability of our management to successfully integrate any future acquisition could harm our business. Furthermore, products acquired in connection with acquisitions may not gain acceptance in our markets, and we may not achieve the anticipated or desired benefits of such transaction.

POWERSMART, INC., WHICH WE ACQUIRED ON JUNE 5, 2002, DEPENDED ON THIRD-PARTY WAFER MANUFACTURERS FOR ALL OF ITS PRODUCT REQUIREMENTS. ANY INABILITY OR UNWILLINGNESS OF POWERSMART'S WAFER SUPPLIERS TO MEET THESE MANUFACTURING REQUIREMENTS WOULD SIGNIFICANTLY DELAY OUR ABILITY TO PRODUCE AND SHIP POWERSMART PRODUCTS.

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

RECENTLY ENACTED AND PROPOSED CHANGES IN SECURITIES LAWS AND RELATED REGULATIONS COULD RESULT IN INCREASED COSTS TO US.

     Recently enacted and proposed changes in the laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act of 2002 and rules proposed by the SEC, Nasdaq and the NYSE, could result in increased costs to us as we evaluate the implications of any new rules and respond to their requirements. The new rules could make it more difficult for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. In this regard, during the recent annual renewal of our director and officer liability insurance policy, we experienced substantially reduced policy limits and terms at a significant cost increase compared to our prior coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, on committees of our board of directors, or as executive officers. We are presently evaluating and monitoring developments with respect to new and proposed rules and cannot predict or estimate the amount of the additional costs we may incur or the timing of such costs.

THE FUTURE TRADING PRICE OF OUR COMMON STOCK COULD BE SUBJECT TO WIDE FLUCTUATIONS IN RESPONSE TO A VARIETY OF FACTORS.

     The market price of our common stock has fluctuated significantly in the past and is likely to fluctuate in the future. The future trading price of our common stock could be subject to wide fluctuations in response to a variety of factors, many of which are beyond our control, including:

     * quarterly variations in our operating results and the operating results of other technology companies
     * actual or anticipated announcements of technical innovations or new products by us or our competitors
     * changes in analysts' estimates of our financial performance or buy/sell recommendations
     *    general conditions in the semiconductor industry, and
     *    worldwide political, economic and financial conditions.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our investment portfolio, consisting of fixed income securities, was $136.7 million as of September 30, 2002, and $247.6 million as of March 31, 2002. These securities, like all fixed income instruments, are subject to interest rate risk and will decline in value if market interest rates increase. If market rates were to increase immediately and uniformly by 10% from the levels of September 30, 2002 and March 31, 2002, the decline in the fair value of our investment portfolio would not be material. Additionally, we have the ability to hold our fixed income investments until maturity and, therefore, we would not expect to recognize an adverse impact on income or cash flows.

     We have international operations and are thus subject to foreign currency rate fluctuations. To date, our exposure related to exchange rate volatility has not been significant. If the foreign currency rates fluctuate by 15% from the rates at September 30, 2002 and March 31, 2002, the effect on our financial position and results of operations would not be material.

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

ITEM 4. CONTROLS AND PROCEDURES

     EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

     Our chief executive officer and our chief financial officer, after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) as of a date within 90 days of our filing of this quarterly report on Form 10-Q, referred to as the "Evaluation Date", have concluded that, as of the Evaluation Date, our disclosure controls and procedures were adequate and effective to ensure the timely collection, evaluation and disclosure of information relating to us and our consolidated subsidiaries that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder.

     CHANGES IN INTERNAL CONTROLS

     There were no significant changes in our internal controls or other factors that could significantly affect our internal controls subsequent to the Evaluation Date. No significant deficiencies or material weaknesses were identified in the evaluation of our internal controls and therefore no corrective actions have been taken.

                                     PART II

                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     MICROCHIP TECHNOLOGY INCORPORATED V. U.S. PHILIPS CORPORATION, ET AL. (DISTRICT OF ARIZONA, 01-CV-2090-PGR); U.S. PHILIPS CORPORATION V. ATMEL CORPORATION, ET AL. (SOUTHERN DISTRICT OF NEW YORK, 01-CV-9178-LAP). As reported in our annual report on Form 10-K for the fiscal year ended March 31, 2002 and our quarterly report on Form 10-Q for the quarter ended June 30, 2002, on October 26, 2001, we filed an action in federal district court in Arizona for declaratory relief against U.S. Philips Corporation and Philips Electronics North America Corp. requesting that the Court declare, among other matters, that we do not infringe Philips' U.S. Patent Nos. 4,689,740 and 5,559,502. We initiated legal action so that a determination could be made relating to the validity, enforceability and alleged infringement of, and our license to, the Philips' patents. In response to our filing the declaratory judgment action in Arizona, Philips filed an action against us in federal district court in New York, alleging infringement of the `740 patent and seeking unspecified damages and injunctive relief. There were no material developments in the litigation during the quarter ended September 30, 2002. We intend to litigate this matter vigorously. We currently believe that the outcome of this matter will not have a material adverse effect on our consolidated financial position or results of operations. However, the final outcome of this matter is inherently uncertain, and should the outcome be adverse to us, we may be required to pay damages and other expenses and may be subjected to injunctive relief. The litigation, even if resolved in our favor, may also result in diversion of management attention and significant legal fees.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)  We held our Annual Meeting of Stockholders on August 16, 2002.

(b) Steve Sanghi, Albert J. Hugo-Martinez, L.B. Day, Matthew W. Chapman and Wade F. Meyercord were elected as directors at the Annual Meeting.

(c) The results of the vote on the matters voted upon at the Annual Meeting were as follows:

(1)  ELECTION OF DIRECTORS:

     DIRECTOR                         FOR        WITHHELD/ABSTAIN
     --------                         ---        ----------------
     Steve Sanghi                 120,263,265       62,628,085
     Albert J. Hugo-Martinez      181,163,470        1,727,880
     L.B. Day                     182,182,726          708,624
     Matthew W. Chapman           179,031,601        3,859,749
     Wade F. Meyercord            102,271,781       80,619,569

(2) APPROVAL OF AN AMENDMENT TO OUR CERTIFICATE OF INCORPORATION TO INCREASE THE NUMBER OF AUTHORIZED SHARES OF COMMON STOCK:

              FOR           AGAINST       WITHHELD/ABSTAIN     BROKER NON-VOTES
              ---           -------       ----------------     ----------------
          180,132,531      2,569,962           188,857                -0-

(3) APPROVAL OF AN AMENDMENT TO OUR 2001 EMPLOYEE STOCK PURCHASE PLAN TO INCREASE THE NUMBER OF SHARES OF COMMON STOCK RESERVED FOR ISSUANCE UNDER THE PLAN:

              FOR           AGAINST       WITHHELD/ABSTAIN     BROKER NON-VOTES
              ---           -------       ----------------     ----------------
          178,874,878      3,762,287           254,185                -0-

(4) APPROVAL OF AN AMENDMENT TO THE 1993 STOCK OPTION PLAN TO INCREASE THE NUMBER OF SHARES OF COMMON STOCK WITH RESPECT TO WHICH OPTIONS ARE AUTOMATICALLY GRANTED TO NON-EMPLOYEE DIRECTORS FOLLOWING EACH ANNUAL MEETING OF STOCKHOLDERS, AND TO INCREASE THE NUMBER OF SHARES OF COMMON STOCK FOR WHICH OPTIONS ARE AUTOMATICALLY GRANTED FOLLOWING A NON-EMPLOYEE DIRECTOR'S INITIAL APPOINTMENT OR ELECTION TO THE BOARD OF DIRECTORS:

              FOR           AGAINST       WITHHELD/ABSTAIN     BROKER NON-VOTES
              ---           -------       ----------------     ----------------
          105,277,347     77,296,701           317,302                -0-

(5) APPROVAL OF AN AMENDMENT TO THE 1993 STOCK OPTION PLAN TO PROVIDE FOR A SPECIAL ONE-TIME OPTION GRANT TO EACH NON-EMPLOYEE DIRECTOR:

              FOR           AGAINST       WITHHELD/ABSTAIN     BROKER NON-VOTES
              ---           -------       ----------------     ----------------
          103,919,610     78,478,872           492,868                -0-

(6) RATIFICATION OF APPOINTMENT OF ERNST & YOUNG LLP AS THE COMPANY'S INDEPENDENT AUDITORS FOR THE FISCAL YEAR ENDING MARCH 31, 2003:

              For           Against       Withheld/Abstain     Broker Non-Votes
              ---           -------       ----------------     ----------------
          176,921,053      5,735,654           234,643                -0-

     The foregoing matters are described in more detail in our definitive proxy statement dated July 12, 2002 relating to the Annual Meeting.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  EXHIBITS.

          Exhibit 3.1 Restated Certificate of Incorporation of Microchip Technology Incorporated.

          Exhibit 3.2 By-Laws of Microchip Technology Incorporated as amended through August 16, 2002.

          Exhibit 10.1        1993 Stock Option Plan, as amended through
                              August 16, 2002.

          Exhibit 99.1 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002.

     (b)  REPORTS ON FORM 8-K.

          We filed a current report on Form 8-K dated July 17, 2002 to report the signing of a definitive agreement to acquire a semiconductor manufacturing facility in Gresham, Oregon from Fujitsu Microelectronics, Inc. The Purchase and Sale Agreement between Fujitsu and us, dated as of July 17, 2002, was filed as Exhibit 2.1 to the current report on Form 8-K.

          We filed a current report on Form 8-K dated August 23, 2002 to report the closing of our acquisition of a semiconductor manufacturing facility in Gresham, Oregon from Fujitsu Microelectronics, Inc. The acquisition was pursuant to the Purchase and Sale Agreement between Fujitsu and us, dated as of July 17, 2002, which was filed as Exhibit
          2.1 to our current report on Form 8-K dated July 17, 2002.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 MICROCHIP TECHNOLOGY INCORPORATED

Date: November 12, 2002          By: /s/ Gordon W. Parnell
                                     -------------------------------------------
                                     Gordon W. Parnell
                                     Vice President and Chief Financial Officer
                                     (Duly Authorized Officer, and
                                     Principal Financial and Accounting Officer)

                                  CERTIFICATION

I, Steve Sanghi, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Microchip Technology Incorporated;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

                                        /s/ Steve Sanghi
                                        ----------------------------------------
                                        Steve Sanghi
                                        President and CEO

                                  CERTIFICATION

I, Gordon W. Parnell, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Microchip Technology Incorporated;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

                                        /s/ Gordon W. Parnell
                                        ----------------------------------------
                                        Gordon W. Parnell
                                        Vice President and CFO