Form 10-Q
period 2002-12-31
MICROCHIP TECHNOLOGY INC
filed 2003-02-07
CIK 827054

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended December 31, 2002.

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

Yes [X]   No [ ]

The registrant is an accelerated filer (as defined by Rule 12b-2 of the Securities Exchange Act of 1934.

Yes [X]   No [ ]

Number of shares of common stock, $.001 par value, outstanding as of January 31, 2003: 203,448,669 SHARES.

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

       Condensed Consolidated Balance Sheets -
          December 31, 2002 and March 31, 2002.................................3

       Condensed Consolidated Statements of Income -
          Three and Nine Months Ended December 31, 2002
          and December 31, 2001................................................4

       Condensed Consolidated Statements of Cash Flows -
          Nine Months Ended December 31, 2002 and
          December 31, 2001....................................................5

       Notes to Condensed Consolidated Financial Statements -
          December 31, 2002....................................................6

  Item 2. Management's Discussion and Analysis of
          Financial Condition and Results of Operations.......................11

  Item 3. Quantitative and Qualitative Disclosures about Market Risk..........30

  Item 4. Controls and Procedures.............................................31

PART II.  OTHER INFORMATION

  Item 1. Legal Proceedings...................................................31

  Item 6. Exhibits and Reports on Form 8-K....................................31

SIGNATURES....................................................................32

CERTIFICATIONS................................................................33

EXHIBITS

               MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                       (in thousands except share amounts)

                                     ASSETS

                                                                             December 31,     March 31,
                                                                                 2002           2002
                                                                             ------------    ------------
                                                                             (Unaudited)       (Note 1)
Cash and cash equivalents                                                    $    198,231    $    280,647
Accounts receivable, net                                                           93,375          80,747
Inventories                                                                        93,961          88,615
Prepaid expenses                                                                    7,736           6,154
Deferred tax assets                                                               120,731          83,980
Other current assets                                                               72,842           9,033
                                                                             ------------    ------------
  Total current assets                                                            586,876         549,176

Property, plant and equipment, net                                                777,753         715,960
Goodwill                                                                           30,746              --
Intangible assets, net                                                              5,133              --
Other assets                                                                        9,945          10,464
                                                                             ------------    ------------

  Total assets                                                               $  1,410,453    $  1,275,600
                                                                             ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                                             $     36,621    $     38,292
Accrued liabilities                                                               114,669          88,506
Deferred income on shipments to distributors                                       46,240          40,800
                                                                             ------------    ------------
  Total current liabilities                                                       197,530         167,598

Pension accrual                                                                     1,059           1,091
Deferred tax liability                                                             36,616          31,132

Stockholders' equity:

Preferred stock, $.001 par value; authorized 5,000,000 shares;
  no shares issued or outstanding                                                      --              --
Common stock, $.001 par value; authorized 450,000,000 shares;
  issued and outstanding 203,469,181 shares at December 31, 2002;
  issued 200,802,633 and outstanding 200,629,908 shares at March 31, 2002             203             201
Additional paid-in capital                                                        490,826         459,303
Retained earnings                                                                 684,219         619,254
Less shares of common stock held in treasury at cost; 172,725 shares
  at March 31, 2002                                                                    --          (2,979)
                                                                             ------------    ------------
  Net stockholders' equity                                                      1,175,248       1,075,779
                                                                             ------------    ------------

  Total liabilities and stockholders' equity                                 $  1,410,453    $  1,275,600
                                                                             ============    ============

      See accompanying notes to condensed consolidated financial statements

               MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                     (in thousands except per share amounts)
                                   (Unaudited)

                                          Three Months Ended        Nine Months Ended
                                             December 31,              December 31,
                                        ----------------------    ----------------------
                                          2002         2001         2002         2001
                                        ---------    ---------    ---------    ---------
Net sales                               $ 170,998    $ 141,857    $ 500,491    $ 422,413
Cost of sales                              77,071       70,718      231,158      210,999
                                        ---------    ---------    ---------    ---------
  Gross profit                             93,927       71,139      269,333      211,414

Operating expenses:
  Research and development                 22,323       21,409       66,220       61,111
  Selling, general and administrative      22,430       19,869       67,498       61,477
  Special charges                              --           --       50,800           --
                                        ---------    ---------    ---------    ---------
                                           44,753       41,278      184,518      122,588

Operating income                           49,174       29,861       84,815       88,826

Other income (expense):
  Interest income                             681        1,187        3,155        3,733
  Interest expense                           (114)        (111)        (372)        (443)
  Other, net                                  (27)          86          160          449
                                        ---------    ---------    ---------    ---------

Income  before income  taxes               49,714       31,023       87,758       92,565

Income tax provision                       12,677        7,446       18,732       24,067
                                        ---------    ---------    ---------    ---------

Net income                              $  37,037    $  23,577    $  69,026    $  68,498
                                        =========    =========    =========    =========

Basic net income per share              $    0.18    $    0.12    $    0.34    $    0.34
                                        =========    =========    =========    =========

Diluted net income per share            $    0.18    $    0.11    $    0.33    $    0.33
                                        =========    =========    =========    =========

Weighted average common
  shares outstanding                      203,109      200,273      202,152      198,881
                                        =========    =========    =========    =========

Weighted average common and potential
  common shares outstanding               210,929      209,810      210,484      208,124
                                        =========    =========    =========    =========

      See accompanying notes to condensed consolidated financial statements

               MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (in thousands)
                                   (Unaudited)

                                                                          Nine Months Ended
                                                                             December 31,
                                                                        ----------------------
                                                                          2002         2001
                                                                        ---------    ---------
Cash flows from operating activities:
Net income                                                              $  69,026    $  68,498
Adjustments to reconcile net income to net cash provided by operating activities:
  Provision for doubtful accounts                                              45           43
  Provision for inventory valuation                                         4,750        4,735
  Provision for pension accrual                                                34           87
  Gain on sale of fixed assets                                                 --         (240)
  Fab 3 impairment charge                                                  41,500           --
  Loss on write-down of fixed assets                                        2,146           --
  In-process research and development charge                                9,300           --
  Depreciation and amortization                                            82,895       82,588
  Deferred income taxes                                                   (24,178)      17,103
  Tax benefit from exercise of stock options                               17,417       15,488
  (Increase) decrease in accounts receivable                              (11,553)      12,000
  Increase in inventories                                                  (9,597)      (1,292)
  Increase (decrease) in accounts payable and accrued liabilities          21,820      (47,655)
  Change in other assets and liabilities                                     (106)     (39,830)
                                                                        ---------    ---------

Net cash provided by operating activities                                 203,499      111,525
                                                                        ---------    ---------

Cash flows from investing activities:
  PowerSmart acquisition, net of cash acquired                            (50,674)          --
  Proceeds from sale of assets                                                 --        1,029
  Purchase of Fab 4                                                      (184,717)          --
  Capital expenditures                                                    (62,918)     (36,257)
                                                                        ---------    ---------

Net cash used in investing activities                                    (298,309)     (35,228)
                                                                        ---------    ---------

Cash flows from financing activities:
  Proceeds from lines of credit                                                --        2,138
  Payment of cash dividend                                                 (4,061)          --
  Purchase of treasury stock                                               (7,473)          --
  Proceeds from sale of stock                                              23,928       37,051
                                                                        ---------    ---------

Net cash provided by financing activities                                  12,394       39,189
                                                                        ---------    ---------

Net (decrease) increase in cash and cash equivalents                      (82,416)     115,486

Cash and cash equivalents at beginning of period                          280,647      129,909
                                                                        ---------    ---------

Cash and cash equivalents at end of period                              $ 198,231    $ 245,395
                                                                        =========    =========

      See accompanying notes to condensed consolidated financial statements

               MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002
                                   (UNAUDITED)

(1)  BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements include the accounts of Microchip Technology Incorporated and its wholly owned subsidiaries (the "Company"). All intercompany balances and transactions have been eliminated in consolidation.

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). In the opinion of management, all adjustments of a normal recurring nature which are necessary for a fair presentation have been included. Certain information and footnote disclosures normally included in audited consolidated financial statements have been condensed or omitted pursuant to such SEC rules and regulations. It is suggested that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 2002. The results of operations for the nine months ended December 31, 2002 are not necessarily indicative of the results that may be expected for the year ending March 31, 2003 or for any other period.

     Certain reclassifications have been made to conform the prior year amounts to the current period presentation.

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), BUSINESS COMBINATIONS, and No. 142 ("SFAS 142"), GOODWILL AND OTHER INTANGIBLE ASSETS, effective for fiscal years beginning after December 15, 2001. In accordance with SFAS Nos. 141 and 142, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized, but will be subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives. Goodwill will be subject to impairment tests annually, or earlier if indicators of potential impairment exist, using a fair-value-based approach. The Company adopted the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of fiscal 2003 and such rules were applied to the acquisition of PowerSmart, Inc. The annual impairment tests will be performed in the fourth quarter of each fiscal year. As of December 31, 2002, no impairment of goodwill has been recognized. Future goodwill impairment tests may result in a charge to earnings.

(2)  ACQUISITION OF GRESHAM, OREGON WAFER FABRICATION FACILITY

     On August 23, 2002, the Company completed its acquisition of a semiconductor manufacturing complex in Gresham, Oregon. The Company acquired the facility for $183.5 million in cash plus direct acquisition costs of approximately $1.2 million. The facility is situated on an approximately 140-acre campus east of Portland and comprises approximately 826,500 square feet, including approximately 200,000 square feet of clean room space. The facility came equipped with approximately 350 process tools and 170 support tools. The Company plans to initially produce 8-inch wafers on its 0.5 micron and 0.35 micron process technologies at the Gresham facility. The facility also houses offices, meeting rooms and support functions. The facility is expected to be placed into production in the second quarter of fiscal 2004, at which time depreciation will commence.

(3)  SPECIAL CHARGES

FAB 3 IMPAIRMENT CHARGE

     In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS, which is applicable to financial statements for fiscal years beginning after December 15, 2001. SFAS 144 provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. Classification as held-for-sale is an important distinction since such assets are not depreciated and are stated at the lower of book value or fair value less cost to sell. SFAS 144 was effective for the Company as of April 1, 2002. In accordance with SFAS 144, the Company recorded a $41.5 million asset impairment charge during the quarter ended September 30, 2002, as described below.

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

     As described above in Note 2, in August 2002 the Company acquired a semiconductor manufacturing facility in Gresham, Oregon, referred to as Fab 4. After the acquisition of Fab 4 was completed, the Company undertook an analysis of the potential production capacity at Fab 4. The results of the analysis led the Company to determine that Fab 3's capacity would not be needed in the foreseeable future and during the second quarter the Company committed to a plan to sell Fab 3. The Company has retained a third party broker to market Fab 3 on its behalf. Accordingly, Fab 3 was classified as an asset held-for-sale as of September 30, 2002 and maintained that classification at December 31, 2002.

     The Company retained an independent third party firm, other than its independent auditors, to complete a fair value appraisal of Fab 3. The independent third party used the market approach and considered sales of comparable properties in determining the fair value of Fab 3. The comparable sales included eight properties, including the subject property from the Company's prior purchase in 2000. Based on the results of this appraisal, the Company recorded an asset impairment charge on Fab 3 of $36.9 million, including estimated costs to sell. The remaining value of $60.2 million was classified as an asset held-for-sale and is included as a component of other current assets at December 31, 2002.

     During the quarter ended September 30, 2002, the Company also recorded an asset impairment charge of $4.6 million to write-down certain excess manufacturing equipment located at Fab 3 to its net realizable value of $212,000. This manufacturing equipment became "excess" as a result of duplicate equipment acquired in the purchase of Fab 4. The net realizable value for the excess manufacturing equipment was determined based on management estimates. Substantially all of the other manufacturing equipment located at Fab 3 has been transferred to and will be used in the Company's other wafer fabrication facilities located in Chandler, Arizona (Fab 1), Tempe, Arizona (Fab 2) and Gresham, Oregon (Fab 4).

     If actual market conditions are less favorable than those estimated in the appraisal, or if future market conditions deteriorate, the net proceeds from the assets held-for-sale could be less than the amount estimated in the financial statements and additional charges could result prior to or at the time of the sale of Fab 3.

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

     The acquisition was accounted for as a purchase business combination in accordance with SFAS No. 141, BUSINESS COMBINATIONS, and accordingly, the results of PowerSmart's operations are included in the Company's consolidated results from the date of the acquisition. The acquisition was not considered significant under the rules and regulations of the SEC (Rule 3-05 of Regulation S-X).

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

     An allocation of approximately $30.7 million of the purchase price was made to goodwill related to the acquisition in accordance with SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. Goodwill related to the Powersmart acquisition will not be amortized but will be subject to periodic impairment tests. None of the goodwill is expected to be deductible for tax purposes.

     An allocation of $5.6 million of the purchase price was made to core technology and other identifiable intangible assets and will be amortized over their estimated useful lives of seven years.

(4)  ACCOUNTS RECEIVABLE

     Accounts receivable consists of the following (amounts in thousands):

                                                 December 31,     March 31,
                                                     2002           2002
                                                  ----------     ----------
     Trade accounts receivable                    $   96,183     $   84,336
     Other                                             1,112            348
                                                  ----------     ----------
                                                      97,295         84,684
     Less allowance for doubtful accounts              3,920          3,937
                                                  ----------     ----------
                                                  $   93,375     $   80,747
                                                  ==========     ==========

(5)  INVENTORIES

     The components of inventories consist of the following (amounts in thousands):

                                                 December 31,     March 31,
                                                     2002           2002
                                                  ----------     ----------
     Raw materials                                $    9,620     $    7,187
     Work in process                                  56,507         61,724
     Finished goods                                   27,834         19,704
                                                  ----------     ----------
                                                  $   93,961     $   88,615
                                                  ==========     ==========

     Provisions for inventory valuation charges establish a new cost basis for inventory and charges are not subsequently reversed to income even if circumstances later suggest that increased carrying amounts are recoverable.

(6)  PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consists of the following (amounts in thousands):

                                                 December 31,     March 31,
                                                     2002           2002
                                                  ----------     ----------
     Land                                         $   11,538     $   23,685
     Building and building improvements              190,937        191,186
     Machinery and equipment                         756,118        722,049
     Projects in process                             323,193        211,098
                                                  ----------     ----------
                                                   1,281,786      1,148,018
     Less accumulated depreciation
       and amortization                              504,033        432,058
                                                  ----------     ----------
                                                  $  777,753     $  715,960
                                                  ==========     ==========

     Depreciation and amortization expense attributed to property and equipment was $82.9 million and $82.6 million for the nine months ended December 31, 2002 and December 31, 2001, respectively.

(7)  LINES OF CREDIT

     The Company has an unsecured revolving credit facility with a syndicate of banks totaling $100,000,000, bearing interest at LIBOR plus 0.625%. The Company can elect to increase the facility to $150,000,000, subject to certain conditions set forth in the credit agreement. This facility has a termination date of May 31, 2003. The Company had no borrowings against this line of credit as of December 31, 2002. The credit facility requires the Company to achieve certain financial ratios and operating results to maintain the credit facility. The Company's ability to fully utilize this credit facility is dependent on it being in compliance with such covenants and ratios. The Company was in compliance with these covenants as of December 31, 2002.

     The Company has an additional unsecured short-term line of credit with various financial institutions in Asia totaling $20,000,000 (U.S. Dollar equivalent). These borrowings are predominantly denominated in U.S. Dollars, bearing interest at the Singapore Interbank Offering Rate (SIBOR) of 1.4525% at December 31, 2002 plus 0.75% (average) and expiring on various dates through November 2003. There were no borrowings against this line of credit as of December 31, 2002, and an allocation of $855,000 of the available line was made, relating to import guarantees associated with the Company's business in Thailand. There are no covenants related to the foreign line of credit.

(8)  NET INCOME PER SHARE

     The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

                                          Three Months Ended         Nine Months Ended
                                             December 31,               December 31,
                                        -----------------------   -----------------------
                                           2002         2001         2002         2001
                                        ----------   ----------   ----------   ----------
     Net income                         $   37,037   $   23,577   $   69,026   $   68,498

     Weighted average common
     shares outstanding                    203,109      200,273      202,152      198,881

     Dilutive effect of stock options        7,820        9,537        8,332        9,243
                                        ----------   ----------   ----------   ----------

     Weighted average common
     and potential common shares
     outstanding                           210,929      209,810      210,484      208,124
                                        ==========   ==========   ==========   ==========

     Basic net income per share         $     0.18   $     0.12   $     0.34   $     0.34
                                        ==========   ==========   ==========   ==========

     Diluted net income per share       $     0.18   $     0.11   $     0.33   $     0.33
                                        ==========   ==========   ==========   ==========

(9)  STOCK REPURCHASE

     On August 7, 2002, the Company's Board of Directors authorized the Company to repurchase up to 2,500,000 shares of its common stock in the open market or in privately negotiated transactions. During the nine months ended December 31, 2002, the Company purchased 393,700 shares of its common stock for $7,473,040. All of the purchased shares were reissued by December 31, 2002 to fund stock option exercises and purchases under the Company's employee stock purchase plan. The timing and amount of any future repurchases will depend upon market conditions and corporate considerations.

(10) DIVIDEND PAYMENTS

     On October 28, 2002, the Company announced that its Board of Directors had approved and instituted a quarterly cash dividend on its common stock. The initial quarterly dividend of $0.02 per share was paid on December 6, 2003 in the amount of $4,060,766. A second quarterly dividend payment was declared on January 21, 2003 in the amount of $0.02 per share and will be paid on February 28, 2003 to shareholders of record as of February 7, 2003. The Company expects its second quarterly dividend payment to be approximately $4.1 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     The following table sets forth certain operational data as a percentage of net sales for the periods indicated:

                                       Three Months Ended     Nine Months Ended
                                           December 31,          December 31,
                                           (Unaudited)           (Unaudited)
                                        -----------------     -----------------
                                         2002       2001       2002       2001
                                        ------     ------     ------     ------
Net sales                                100.0%     100.0%     100.0%     100.0%
Cost of sales                             45.1%      49.9%      46.2%      50.0%
                                        ------     ------     ------     ------
Gross profit                              54.9%      50.1%      53.8%      50.0%
Research and development                  13.0%      15.1%      13.2%      14.5%
Selling, general and
administrative                            13.1%      14.0%      13.5%      14.5%
Special charges                            0.0%       0.0%      10.2%       0.0%
                                        ------     ------     ------     ------
Operating income                          28.8%      21.0%      16.9%      21.0%
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

     Our net sales for the quarter ended December 31, 2002 were $171.0 million, an increase of 0.7% from the previous quarter's sales of $169.7 million, and an increase of 20.5% from net sales of $141.9 million in the quarter ended December 31, 2001.

     Our net sales for the nine months ended December 31, 2002 were $500.5 million, an increase of 18.5% from net sales of $422.4 million for the nine months ended December 31, 2001.

     The increases in net sales for the three and nine-month periods ended December 31, 2002, compared to the three and nine-month periods ended
December 31, 2001, were primarily due to increased demand, predominantly for our proprietary microcontroller and analog and interface products. Key factors in our success in achieving these increases in net sales during the three and nine-month periods ended December 31, 2002 include:

     *    continued market share gains
     *    increasing semiconductor content in our customers' products
     * our new product offerings that have increased our served available market, and
     *    increasing demand for our programmable products.

     Sales by product line for the three and nine-month periods ended December 31, 2002 and December 31, 2001 were as follows (in thousands):

                                Three Months Ended                          Nine Months Ended
                                   December 31,                                December 31,
                                   (Unaudited)                                 (Unaudited)
                     ----------------------------------------    ----------------------------------------
                       2002        %         2001        %         2002        %         2001        %
                     --------   -------    --------   -------    --------   -------    --------   -------
Microcontrollers     $137,227      80.3%   $110,384      77.8%   $393,678      78.7%   $326,439      77.3%

Memory products        20,755      12.1%     21,725      15.3%     68,750      13.7%     64,167      15.2%

Analog and
interface products     13,016       7.6%      9,748       6.9%     38,063       7.6%     31,807       7.5%
                     --------   -------    --------   -------    --------   -------    --------   -------

Total sales          $170,998     100.0%   $141,857     100.0%   $500,491     100.0%   $422,413     100.0%
                     ========   =======    ========   =======    ========   =======    ========   =======

     Certain reclassifications have been made to conform the prior period amounts to the current period presentation.

     MICROCONTROLLERS

     Our microcontroller product line represents the largest component of our total net sales. Microcontrollers and associated application development systems accounted for approximately 80% of our total net sales for the three-month period ended December 31, 2002, and approximately 79% of our total net sales for the nine-month period ended December 31, 2002.

     Microcontrollers and associated applicable development systems accounted for approximately 78% of our total net sales for the three-month period ended December 31, 2001, and approximately 77% of our total net sales for the nine-month period ended December 31, 2001.

     Net sales of our microcontroller products increased approximately 24% in the three-month period ended December 31, 2002, and 21% in the nine-month period ended December 31, 2002, compared to the three and nine-month periods ended December 31, 2001. These sales increases were primarily due to increased demand for our microcontroller products in end markets, driven principally by market share gains and those factors described above at page 11. The end markets that we serve include the automotive, communications, computing, consumer and industrial control markets.

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

     MEMORY PRODUCTS

     Sales of our memory products accounted for approximately 12% of our total net sales for the three-month period ended December 31, 2002, and approximately 14% of our total net sales for the nine-month period ended December 31, 2002.

     Sales of our memory products accounted for approximately 15% of our total net sales in each of the three and nine-month periods ended December 31, 2001.

     Net sales of our memory products decreased approximately 5% in the three-month period ended December 31, 2002, and increased approximately 7% in the nine-month period ended December 31, 2002, compared to the three and nine-month periods ended December 31, 2001. These sales fluctuations were driven primarily by customer demand conditions within the Serial EEPROM market, which products comprise substantially all of our memory product net sales.

     Serial EEPROM product pricing has historically been cyclical in nature, with steep price declines followed by periods of relative price stability, driven by changes in industry capacity at different stages of the business cycle. During the periods covered by this report, we have experienced several Serial EEPROM product pricing trends due to market conditions. We experienced significant competitive downward pricing pressures in our Serial EEPROM product lines during the first half of fiscal 2002, returning to modest pricing declines in the second half of fiscal 2002. Serial EEPROM pricing was essentially flat during first half of fiscal 2003, and down approximately 9% in the quarter ended December 31, 2002. We have experienced, and expect to continue to experience, varying degrees of competitive pricing pressures in our Serial EEPROM products. We may be unable to maintain the average selling prices of our Serial EEPROM products as a result of increased pricing pressure in the future, which would adversely affect our operating results.

     ANALOG AND INTERFACE PRODUCTS

     Sales of our analog and interface products accounted for approximately 8% of our total net sales in each of the three and nine-month periods ended December 31, 2002 and December 31, 2001.

     Net sales of our analog and interface products increased approximately 34% in the three-month period ended December 31, 2002, and 20% in the nine-month period ended December 31, 2002, compared to the three and nine-month periods ended December 31, 2001. These sales increases were driven primarily by new proprietary design wins, supply and demand conditions within the market and our ability to gain market share.

     Analog and interface products can be proprietary or non-proprietary in nature. Currently, we consider approximately 45% of our analog and interface product mix to be proprietary in nature, where prices are relatively stable, similar to the pricing stability experienced in our microcontroller products. The non-proprietary portion of our analog and interface business will experience price fluctuations, driven primarily by the current supply and demand for those products. During the three-month period ended December 31, 2002, pricing of our non-proprietary analog and interface products was approximately flat compared to the three-month period ended September 30, 2002. During the nine-month period ended December 31, 2002, pricing of our non-proprietary analog and interface products was approximately flat compared to the three-month period ended
March 31, 2002. We have experienced, and expect to continue to experience, moderate pricing pressure in certain analog and interface product lines, primarily due to competitive conditions. We may be unable to maintain the average selling prices of our analog and interface products as a result of increased pricing pressure in the future, which would adversely affect our operating results. We anticipate the proprietary portion of our analog and interface products to increase over time.

     TURNS ORDERS

     Our net sales in any given quarter depend upon a combination of shipments from backlog and orders received in that quarter for shipment in that quarter, which we refer to as turns orders. We measure turns orders at the beginning of a quarter based on the orders needed to meet the revenue target that we set entering the quarter. We emphasize our ability to respond quickly to customer orders as part of our competitive strategy, resulting in customers placing orders with short delivery schedules. Turns orders directly correlate to product lead times, which are generally three weeks or less for the majority of our products, essentially unchanged from lead times a year ago. Shorter lead times generally mean that turns orders as a percentage of our business are relatively high in any particular quarter and reduces our visibility on future product shipments. With current lead times for the majority of our products being three weeks or less, generally, customers do not place orders beyond their immediate requirements.

     The percentage of turns orders in any given quarter is dependent on overall semiconductor industry conditions and product lead times. As such, our percentage of turns orders has fluctuated over the last three fiscal years between 20% and 63%. At October 1, 2002, we required turns orders of approximately 60% in order to achieve our revenue for the third quarter of fiscal 2003.

     Turns orders are difficult to predict, and we may not experience the combination of turns orders and shipments from backlog in a quarter that would be sufficient to achieve anticipated net sales. If we do not achieve a sufficient level of turns orders in a particular quarter, our net sales and operating results will suffer.

     THE FOREGOING STATEMENTS REGARDING COMPETITIVE PRICING PRESSURE IN OUR MICROCONTROLLER, SERIAL EEPROM AND ANALOG AND INTERFACE PRODUCT LINES, OUR ABILITY TO MODERATE FUTURE AVERAGE SELLING PRICE DECLINES IN OUR MICROCONTROLLER PRODUCT LINES AND THE PROPRIETARY PORTION OF OUR ANALOG AND INTERFACE PRODUCT LINES INCREASING OVER TIME ARE FORWARD-LOOKING STATEMENTS. ACTUAL RESULTS COULD DIFFER MATERIALLY BECAUSE OF THE FOLLOWING FACTORS, AMONG OTHERS: THE LEVEL OF ORDERS THAT ARE RECEIVED AND CAN BE SHIPPED IN A QUARTER; CHANGES IN DEMAND FOR OUR PRODUCTS AND THE PRODUCTS OF OUR CUSTOMERS; THE LEVEL AT WHICH PREVIOUS DESIGN WINS BECOME ACTUAL ORDERS AND SALES; INVENTORY MIX AND TIMING OF CUSTOMER ORDERS; CUSTOMERS' INVENTORY LEVELS, ORDER PATTERNS AND SEASONALITY; LEVEL OF SELL-THROUGH OF OUR PRODUCTS THROUGH DISTRIBUTION IN ANY PARTICULAR FISCAL PERIOD; POSSIBLE DISRUPTIONS TO OUR CUSTOMERS' OPERATIONS OCCASIONED BY ANY SLOW DOWN OR CESSATION IN INTERNATIONAL TRANSPORT OR DELIVERY CAUSED BY LABOR STRIKES OR WORK STOPPAGES AT INTERNATIONAL PORTS OF DELIVERY IN THE UNITED STATES OR ELSEWHERE WHICH COULD RESULT IN REDUCED CUSTOMER PURCHASES RELATIVE TO OUR EXPECTATIONS; OUR ABILITY TO RAMP PRODUCTS INTO VOLUME PRODUCTION; COMPETITION AND COMPETITIVE PRESSURES ON PRICING AND PRODUCT AVAILABILITY; DISRUPTIONS IN COMMERCIAL ACTIVITIES, OR INTERNATIONAL TRANSPORT OR DELIVERY OCCASIONED BY TERRORIST ACTIVITY, ARMED CONFLICT, WAR OR AN UNEXPECTED INCREASE IN THE PRICE OF, OR DECREASE IN THE SUPPLY OF, OIL RESULTING IN REDUCED END-USER PURCHASES RELATIVE TO EXPECTATIONS; IMPACT OF EVENTS OUTSIDE THE UNITED STATES, SUCH AS THE BUSINESS IMPACT OF FLUCTUATING CURRENCY RATES OR UNREST OR POLITICAL INSTABILITY; THE CYCLICAL NATURE OF BOTH THE SEMICONDUCTOR INDUSTRY AND THE MARKETS ADDRESSED BY OUR PRODUCTS; MARKET ACCEPTANCE OF OUR NEW PRODUCTS AND THOSE OF OUR CUSTOMERS; THE FINANCIAL CONDITION OF OUR CUSTOMERS; FLUCTUATIONS IN PRODUCTION YIELDS, PRODUCTION EFFICIENCIES AND OVERALL CAPACITY UTILIZATION; CHANGES IN PRODUCT MIX; ABSORPTION OF FIXED COSTS, LABOR AND OTHER FIXED MANUFACTURING COSTS; AND GENERAL INDUSTRY, ECONOMIC AND POLITICAL CONDITIONS.

     DISTRIBUTION

     Distributors accounted for approximately 57% of our net sales in the three-month period ended December 31, 2002, and 60% of our net sales in the three-month period ended December 31, 2001. Distributors accounted for approximately 59% of our net sales in the nine-month period ended December 31, 2002, and 61% of our net sales in the nine-month period ended December 31, 2001.

     Our largest distributor accounted for approximately 11% of our net sales in the three-month period ended December 31, 2002, and 12% of our total net sales in the three-month period ended December 31, 2001. Our largest distributor accounted for approximately 11% of our total net sales in the nine-month period ended December 31, 2002, and 12% of our total net sales in the nine-month period ended December 31, 2001.

     Generally, we do not have long-term agreements with our distributors, and we or our distributors may terminate their relationships with us with little or no advanced notice. The loss of, or the disruption in the operations of, one or more of our distributors could reduce our future net sales in a given quarter and could result in an increase in inventory returns.

     SALES BY GEOGRAPHY

     Sales by geography for the three and nine-month periods ended December 31, 2002 and 2001 were as follows (in thousands):

                         Three Months Ended                           Nine Months Ended
                            December 31,                                 December 31,
                            (Unaudited)                                  (Unaudited)
              ----------------------------------------    ----------------------------------------
                2002        %         2001        %         2002        %         2001        %
              --------   -------    --------   -------    --------   -------    --------   -------
Americas      $ 57,321      33.5%   $ 47,467      33.5%   $169,038      33.8%   $143,937      34.1%
Europe          42,217      24.7%     43,188      30.4%    129,827      25.9%    132,799      31.4%
Asia            71,460      41.8%     51,202      36.1%    201,626      40.3%    145,677      34.5%
              --------   -------    --------   -------    --------   -------    --------   -------

Total Sales   $170,998     100.0%   $141,857     100.0%   $500,491     100.0%   $422,413     100.0%
              ========   =======    ========   =======    ========   =======    ========   =======

     Our sales to foreign customers have been predominately in Asia and Europe, which we attribute to the manufacturing strength in those areas for automotive, communications, computing, consumer and industrial control products. Americas sales include sales to customers in the United States, Canada, Central America and South America.

     Sales to foreign customers accounted for approximately 71% of our net sales in the three and nine months ended December 31, 2002 and approximately 69% of our net sales in the three and nine months ended December 31, 2001. The majority of our foreign sales are U.S. Dollar denominated.

     GROSS PROFIT

     Our gross profit was $93.9 million in the three months ended December 31, 2002, and $71.1 million in the three months ended December 31, 2001. Our gross profit was $269.3 million in the nine months ended December 31, 2002, and $211.4 million in the nine months ended December 31, 2001.

     Gross profit as a percent of sales was 54.9% in the three months ended December 31, 2002, and 50.1% in the three months ended December 31, 2001. Gross profit as a percent of sales was 53.8% in the nine months ended December 31, 2002, and 50.0% in the nine months ended December 31, 2001.

     The most significant factors affecting gross profit percentage in the periods covered by this report were:

     * higher levels of manufacturing capacity utilization in fiscal 2003, compared to fiscal 2002
     * continued cost reductions in wafer fabrication and assembly and test manufacturing
     * our ability to maintain average selling prices for our microcontroller products where moderate downward pricing pressures have been offset by introduction of new products with more features and higher selling prices
     * varying factors impacting the average selling prices of our Serial EEPROM products
     * fluctuations in the product mix of proprietary microcontroller and analog products and related Serial EEPROM products
     *    the sale of inventory that was previously reserved for, and
     *    one-week plant shutdowns in each quarter of fiscal 2002.

     During fiscal 2002, we operated at approximately 70% of our cumulative total Fab 1 (Chandler, Arizona) and Fab 2 (Tempe, Arizona) capacity due to the capacity reductions implemented in the March 2001 quarter and one-week plant shutdowns in each quarter of fiscal 2002. Our overall gross margins in fiscal 2002 were negatively impacted by these actions due to the relatively high fixed costs inherent in our wafer fabrication manufacturing. Capacity utilization increased to approximately 83% in the first quarter of fiscal 2003, 84% in the second quarter of fiscal 2003, and 86% in the third quarter of fiscal 2003, which favorably impacted gross margins, compared to the gross margins attained in fiscal 2002.

     Our overall inventory levels were $93.9 million as of December 31, 2002, compared to $88.6 million at March 31, 2002. We maintained 111 days of inventory on our balance sheet as of December 31, 2002, compared to 110 days as of March 31, 2002. The highest number of days of inventory that we experienced in either fiscal 2002 or fiscal 2003 was 127 days as of September 30, 2001.

     As of December 31, 2002, Fab 3 (Puyallup, Washington) was not an active operating asset. We are currently holding Fab 3 as an asset held-for-sale and are maintaining it at minimal operating cost. See "Special Charges - Fab 3 Impairment Charge," below at page 18, for a discussion of the status of Fab 3.

     Fabs 1 and 2 currently utilize various manufacturing process technologies, but predominantly utilize our 1.0 to 0.5-micron processes. We continue to transition products to more advanced process technologies to reduce future manufacturing costs. In fiscal 2002 and the first three-quarters of fiscal 2003, approximately 80% of our production was on 8-inch wafers.

     We anticipate that gross margins will fluctuate over time, driven primarily by the overall product mix of microcontroller, analog and interface and memory products and the percentage of net sales of each of these products in a particular quarter, as well as manufacturing yields, fixed cost absorption, wafer fab loading levels and competitive and economic conditions.

     THE FOREGOING STATEMENTS RELATING TO OUR TRANSITION TO ADVANCED PROCESS TECHNOLOGIES TO REDUCE FUTURE MANUFACTURING COSTS AND THE FLUCTUATION OF GROSS MARGINS OVER TIME ARE FORWARD-LOOKING STATEMENTS. ACTUAL RESULTS COULD DIFFER MATERIALLY BECAUSE OF THE FOLLOWING FACTORS, AMONG OTHERS: CHANGES IN DEMAND FOR OUR PRODUCTS AND THE PRODUCTS OF OUR CUSTOMERS; FLUCTUATIONS IN PRODUCTION YIELDS, PRODUCTION EFFICIENCIES AND OVERALL CAPACITY UTILIZATION; CHANGES IN CAPACITY UTILIZATION; ABSORPTION OF FIXED COSTS, LABOR AND OTHER DIRECT MANUFACTURING COSTS; COMPETITION AND COMPETITIVE PRESSURE ON PRICING; POSSIBLE DISRUPTIONS TO OUR CUSTOMERS' OPERATIONS OCCASIONED BY ANY SLOW DOWN OR CESSATION IN INTERNATIONAL TRANSPORT OR DELIVERY CAUSED BY LABOR STRIKES OR WORK STOPPAGES AT INTERNATIONAL PORTS OF DELIVERY IN THE UNITED STATES OR ELSEWHERE WHICH COULD RESULT IN REDUCED CUSTOMER PURCHASES RELATIVE TO OUR EXPECTATIONS; DISRUPTIONS IN COMMERCIAL ACTIVITIES, OR INTERNATIONAL TRANSPORT OR DELIVERY OCCASIONED BY TERRORIST ACTIVITY, ARMED CONFLICT, WAR OR AN UNEXPECTED INCREASE IN THE PRICE OF, OR DECREASE IN THE SUPPLY OF, OIL RESULTING IN REDUCED END-USER PURCHASES RELATIVE TO EXPECTATIONS; IMPACT OF EVENTS OUTSIDE THE UNITED STATES, SUCH AS THE BUSINESS IMPACT OF FLUCTUATING CURRENCY RATES OR UNREST OR POLITICAL INSTABILITY; OUR ABILITY TO INCREASE MANUFACTURING CAPACITY AS NEEDED; COST AND AVAILABILITY OF RAW MATERIALS; CHANGES IN PRODUCT MIX; AND OTHER GENERAL INDUSTRY, ECONOMIC AND POLITICAL CONDITIONS.

     At December 31, 2002, approximately 76% of our assembly requirements were being performed in our Thailand facility, compared to approximately 50% as of December 31, 2001. Third-party contractors located throughout Asia perform the balance of our assembly operations. Substantially all of our test requirements were being performed in our Thailand facility as of December 31, 2002 and December 31, 2001. We believe that the assembly and test operations performed at our Thailand facility provide us with significant cost savings when compared to third-party contractor assembly and test costs, as well as increased control over these portions of the manufacturing process.

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

     RESEARCH AND DEVELOPMENT

     Research and development (R&D) expenses for the three months ended December 31, 2002 were $22.3 million, or 13.0% of sales, compared to $21.4 million, or 15.1% of sales, for the three months ended December 31, 2001. R&D expenses for the nine months ended December 31, 2002 were $66.2 million, or 13.2% of sales, compared to $61.1 million, or 14.5% of sales, for the nine months ended December 31, 2001.

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

     R&D expenses increased $0.9 million, or 4.3%, for the three months ended December 31, 2002, compared to the three months ended December 31, 2001. R&D expenses increased $5.1 million, or 8.4%, for the nine months ended December 31, 2002, compared to the nine months ended December 31, 2001. The primary reasons for the dollar increases in R&D costs in each of these periods was increased labor and professional service costs associated with expanding our technical resources and the ongoing R&D expenses acquired as part of the acquisition of PowerSmart, Inc. described below on page 19. R&D expenses were essentially flat in the three months ended December 31, 2002, compared to the three months ended September 30, 2002.

     SELLING, GENERAL AND ADMINISTRATIVE

     Selling, general and administrative expenses for the three months ended December 31, 2002 were $22.4 million, or 13.1% of sales, compared to $19.9 million, or 14.0% of sales, for the three months ended December 31, 2001. Selling, general and administrative expenses for the nine months ended December 31, 2002 were $67.5 million, or 13.5% of sales, compared to $61.5 million, or 14.6% of sales, for the nine months ended December 31, 2001.

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

     Selling, general and administrative expenses increased $2.6 million, or 12.9%, for the three months ended December 31, 2002, compared to the three months ended December 31, 2001. Selling, general and administrative expenses increased $6.0 million, or 9.8%, for the nine months ended December 31, 2002, compared to the nine months ended December 31, 2001. The primary reason for the dollar increase in selling, general and administrative costs in these periods relate to increased labor costs. Selling, general and administrative expenses decreased $0.7 million, or 3.0%, for the three months ended December 31, 2002, compared to the three months ended September 30, 2002 as a result of a variety of reductions in administrative costs.

     Selling, general and administrative expenses are a component of operating expenses that fluctuate over time, primarily due to revenue and operating expense investment levels.

     SPECIAL CHARGES

FAB 3 IMPAIRMENT CHARGE

     In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS," which is applicable to financial statements for fiscal years beginning after December 15, 2001. SFAS 144 provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. Classification as held-for-sale is an important distinction because assets held-for-sale are not depreciated and are stated at the lower of book value or fair value less cost to sell. SFAS 144 is effective for all of our financial statements issued in fiscal 2003. In accordance with SFAS 144, we recorded a $41.5 million asset impairment charge during the quarter ended September 30, 2002, as described below.

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

     After the acquisition of Fab 4 was completed, we undertook an analysis of the potential production capacity at Fab 4. The results of the production capacity analysis led us to determine that Fab 3's capacity would not be needed in the foreseeable future and during the second quarter we committed to a plan to sell Fab 3. We have retained a third party broker to market Fab 3 on our behalf. Accordingly, Fab 3 was classified as an asset held-for-sale as of September 30, 2002 and maintained that classification at December 31, 2002.

     We retained an independent third party firm, other than our independent auditors, to complete a fair value appraisal of Fab 3. The independent third party used the market approach and considered sales of comparable properties in determining the fair value of Fab 3. The comparable sales included eight properties, including Fab 3 from our purchase in 2000. Based on the results of this appraisal, we recorded an asset impairment charge on Fab 3 of $36.9 million, including estimated costs to sell. The remaining value of $60.2 million is classified as an asset held-for-sale and is included as a component of other current assets at December 31, 2002.

     During the quarter ended September 30, 2002, we also recorded an asset impairment charge of $4.6 million to write-down certain excess manufacturing equipment located at Fab 3 to its net realizable value of $212,000. This manufacturing equipment became "excess" as a result of duplicate equipment acquired in the purchase of Fab 4. The net realizable value for the excess manufacturing equipment was determined based on management estimates. Substantially all of the other manufacturing equipment located at Fab 3 has been transferred to and will be used in our other wafer fabrication facilities located in Chandler, Arizona (Fab 1), Tempe, Arizona (Fab 2) and Gresham, Oregon (Fab 4).

     If actual market conditions are less favorable than those estimated in the appraisal, or if future market conditions deteriorate, the net proceeds from the assets held-for-sale could be less than the amount estimated in the financial statements and additional charges could result prior to or at the time of the sale of the facility.

POWERSMART IN-PROCESS RESEARCH AND DEVELOPMENT CHARGE

     During the quarter ended June 30, 2002, purchased in-process research and development of $9.3 million, associated with our acquisition of PowerSmart, Inc. was written off at the date of the acquisition (June 5, 2002) in accordance with FASB Interpretation No. 4, "APPLICABILITY OF FASB STATEMENT NO. 2 BUSINESS COMBINATIONS ACCOUNTED FOR BY THE PURCHASE METHOD." The value assigned to the in-process research and development was determined by an independent valuation analysis performed by a firm other than our independent auditors. As of the valuation date, there were 15 projects that were considered to be in-process. The values of the projects were determined based on analyses of cash flows to be generated by the products that are expected to result from the in-process projects. These cash flows were estimated by forecasting total revenues expected from these products then deducting appropriate operating expenses, cash flow adjustments and contributory asset returns to establish a forecast of net return on in-process technology. These net returns were substantially reduced to take into account the time value of money and the risks associated with the inherent difficulties and uncertainties in achieving commercial readiness. The above analysis resulted in $9.3 million of value assigned to acquired in-process research and development, which was expensed on the acquisition date in accordance with FIN 4. We believe the assumptions used in valuing the in-process research and development are reasonable, but are inherently uncertain, and no assurance can be given that the assumptions made will occur. During the nine months ended December 31, 2002, we incurred development costs of approximately $2.1 million related to the acquired in-process research and development, and should the projects continue to move toward commercialization, we estimate that future expenditures could approximate $2.9 million over the next few years. None of the in-process research and development projects had been completed as of December 31, 2002.

     There were no such special charges incurred during the three and nine-month periods ended December 31, 2001.

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

     OTHER INCOME (EXPENSE)

     Interest income decreased in the three and nine-month periods ended December 31, 2002 from the corresponding periods of the previous fiscal year due to lower invested cash balances as a result of our August 23, 2002 acquisition of Fab 4 and our June 5, 2002 acquisition of PowerSmart. Additionally, the interest rates applying to our invested cash balances were lower during the three and nine-month periods ended December 31, 2002, compared to the rates applying during the corresponding periods of the previous fiscal year.

     INCOME TAXES

     Provisions for income taxes reflect tax on foreign earnings and federal and state tax on U.S. earnings. We had an effective tax rate of 21.3% for the nine months ended December 31, 2002, and 26.0% for the nine months ended December 31, 2001. During the nine months ended December 31, 2002, our effective tax rate was lower than it has been historically due to the special charge incurred during the second quarter of fiscal 2003. Under Accounting Principles Board Opinion

No. 28, INTERIM FINANCIAL REPORTING, we provide for an income tax provision/benefit for special charges in the period in which they occur separately from our calculation of the estimated effective tax rate for the remainder of our operations. Given that the special charge in the second quarter of fiscal 2003 was incurred in the United States, we provided a tax benefit in the September 30, 2002 quarter based on the 40% U.S. tax rate that we expect to apply to the special charges. Excluding special charges, our effective tax rate for the nine months ended December 31, 2002 was 25.5%.

     As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax exposure, together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax asset will be recovered from future taxable income within the relevant jurisdiction and, to the extent we believe that recovery is not likely, we must establish a valuation allowance. We have not provided for a valuation allowance because we believe that our deferred tax asset will be recovered from future taxable income. Should we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made. At December 31, 2002, our gross deferred tax asset was $120.7 million. Numerous taxing authorities in the countries in which we do business are increasing their scrutiny of various tax structures employed by businesses. We believe that we maintain adequate tax reserves to offset any potential tax liabilities that may arise upon audit in the United States and the other countries in which we do business. If such amounts ultimately prove to be unnecessary, the resulting reversal of such reserves would result in tax benefits being recorded in the period the reserves are no longer deemed necessary. If such amounts ultimately prove to be less than an ultimate assessment, a future charge to expense would be recorded in the period in which the assessment is determined.

     Companies of our size and complexity are regularly audited by the taxing authorities in the jurisdictions in which they conduct significant operations. We are currently under audit by the U.S. Internal Revenue Service for our fiscal years ended March 31, 1998, 1999, 2000 and 2001.

     THE FOREGOING STATEMENTS REGARDING THE RECOVERABILITY OF OUR DEFERRED TAX ASSET FROM OUR FUTURE TAXABLE INCOME AND THE ADEQUACY OF OUR TAX RESERVES TO OFFSET ANY POTENTIAL TAX LIABILITIES THAT MAY ARISE UPON AUDIT ARE FORWARD-LOOKING STATEMENTS. ACTUAL RESULTS COULD DIFFER MATERIALLY BECAUSE OF THE FOLLOWING FACTORS, AMONG OTHERS: CURRENT AND FUTURE TAX LAWS AND REGULATIONS; TAXATION RATES IN GEOGRAPHIC REGIONS WHERE WE HAVE SIGNIFICANT OPERATIONS; RESULTS OF ANY CURRENT OR FUTURE AUDIT CONDUCTED BY THE U.S. INTERNAL REVENUE SERVICE OR OTHER TAXING AUTHORITIES IN THE COUNTRIES IN WHICH WE DO BUSINESS; AND THE LEVEL OF OUR TAXABLE INCOME AND WHETHER OUR TAXABLE INCOME WILL BE SUFFICIENT TO UTILIZE OUR DEFERRED TAX ASSET.

     EURO CONVERSION ISSUES

     We operate in the European Market and currently generate approximately 24.7% of our total net sales from customers located in Europe. Our commercial headquarters in Europe are located in the United Kingdom, which is not currently one of the 11 member states of the European Union that has converted to the Euro.

     We currently conduct approximately 96.3% of our business in Europe in U.S. Dollars and approximately 0.2% of our business in Europe in Pounds Sterling. The balance of our net sales in Europe is conducted in the Euro. We will monitor the potential commercial impact of conversion of a portion of our current business to the Euro, but we do not currently anticipate any material impact to our business or operations based on this transition.

     LIQUIDITY AND CAPITAL RESOURCES

     We had $198.2 million in cash and cash equivalents at December 31, 2002, a decrease of $82.4 million from the March 31, 2002 balance. The decrease in cash and cash equivalents over this time period is primarily attributable to the cash used in our June 5, 2002 acquisition of PowerSmart and our August 23, 2002 acquisition of Fab 4, offset by cash generated from operating activities.

     We maintain an unsecured revolving credit facility with a syndicate of banks totaling $100.0 million. We can elect to increase the facility to $150.0 million, subject to certain conditions set forth in the credit agreement. This facility has a termination date of May 31, 2003. There were no borrowings against this line of credit as of December 31, 2002. We are required to achieve certain financial ratios and operating results to maintain this line of credit and were in compliance with these requirements at December 31, 2002. During the fourth quarter of fiscal 2003 we will begin the process of evaluating a new credit facility to replace the facility that terminates on May 31, 2003.

     We also maintain an unsecured short-term line of credit with various financial institutions in Asia totaling $20.0 million (U.S. Dollar equivalent). There were no borrowings under the foreign line of credit as of December 31, 2002, but an allocation of approximately $0.9 million of the available line was made, relating to import guarantees associated with our business in Thailand. There are no covenants related to the foreign line of credit.

     At December 31, 2002, an aggregate of $119.1 million of our credit facilities was available, subject to financial covenants and ratios with which we were in compliance. Our ability to fully utilize our credit facilities is dependent on our remaining in compliance with such covenants and ratios.

     During the nine months ended December 31, 2002, we generated $203.5 million of cash from operating activities, an increase of $92.0 million from the nine months ended December 31, 2001. The increase in cash flow from operations was primarily due to the non-cash impact of the $41.5 million Fab 3 impairment charge and the $9.3 million in-process research and development charge, and the impact of changes in accounts payable and accrued liabilities and other assets and liabilities.

     During the nine months ended December 31, 2002, net cash used in investing activities increased $263.1 million, to $298.3 million, from $35.2 million for the nine months ended December 31, 2001. The increase was due to our acquisitions of Fab 4 and PowerSmart and increased capital expenditures.

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

     On August 7, 2002, our Board of Directors authorized the repurchase up to 2,500,000 shares of our common stock in the open market or in privately negotiated transactions. As of December 31, 2002, we had repurchased 393,700 shares of common stock for $7,473,040. As of December 31, 2002, all of the purchased shares had been reissued to fund stock option exercises and purchases under our employee stock purchase plan. The timing and amount of any future repurchases will depend upon market conditions and corporate considerations.

     Our level of capital expenditures varies from time to time as a result of actual and anticipated business conditions. Capital expenditures in the nine months ended December 31, 2002 were $247.6 million, compared to $36.3 million for the nine months ended December 31, 2001. The primary reasons for the dollar increase in capital expenditures in the nine-month period ended December 31, 2002 were the purchase of Fab 4, other selective investments to increase our manufacturing capacity in response to market demand and our continued investment in R&D equipment. We currently intend to spend approximately $70 million during the next 12 months to invest in equipment and facilities to maintain, and selectively increase, capacity to meet our currently anticipated needs.

     On October 28, 2002, we announced that our Board of Directors had approved and instituted a quarterly cash dividend on our common stock. The initial quarterly dividend of $0.02 per share was paid on December 6, 2003 in the amount of $4,060,766. A second quarterly dividend payment was declared on January 21, 2003 in the amount of $0.02 per share and will be paid on February 28, 2003 to shareholders of record as of February 7, 2003. We expect our second quarterly dividend payment to be approximately $4.1 million.

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

     THE FOREGOING STATEMENTS REGARDING THE ANTICIPATED LEVEL OF CAPITAL EXPENDITURES OVER THE NEXT 12 MONTHS, THE NATURE OF SUCH EXPENDITURES, THE FINANCING AND SUFFICIENCY OF OUR CAPITAL EXPENDITURES AND THE BELIEF THAT CAPITAL EXPENDITURES ANTICIPATED TO BE INCURRED OVER THE NEXT 12 MONTHS WILL PROVIDE US SUFFICIENT MANUFACTURING CAPACITY TO MEET OUR CURRENTLY ANTICIPATED NEEDS ARE FORWARD-LOOKING STATEMENTS. ACTUAL RESULTS COULD DIFFER MATERIALLY BECAUSE OF THE FOLLOWING FACTORS, AMONG OTHERS: CHANGES IN DEMAND FOR OUR PRODUCTS AND THOSE OF OUR CUSTOMERS; CHANGES IN UTILIZATION OF CURRENT MANUFACTURING CAPACITY; UNANTICIPATED COSTS IN BRINGING FAB 4 ON-LINE; MARKET ACCEPTANCE OF OUR PRODUCTS AND OF OUR CUSTOMERS' PRODUCTS; THE CYCLICAL NATURE OF THE SEMICONDUCTOR INDUSTRY AND THE MARKETS ADDRESSED BY OUR PRODUCTS; THE AVAILABILITY AND COST OF RAW MATERIALS, EQUIPMENT AND OTHER SUPPLIES; ACTUAL LEVELS OF CAPITAL EXPENDITURES; THE COSTS AND OUTCOME OF ANY LITIGATION INVOLVING INTELLECTUAL PROPERTY, CUSTOMER OR OTHER ISSUES; THE FINANCIAL CONDITION OF OUR CUSTOMERS AND VENDORS; UNINSURED LOSSES; AND THE ECONOMIC, POLITICAL AND OTHER CONDITIONS IN THE WORLDWIDE MARKETS SERVED BY US.

     Net cash provided by financing activities was $12.4 million for the nine months ended December 31, 2002, compared to $39.2 million for the nine months ended December 31, 2001. Proceeds from the exercise of stock options and employee purchases under our employee stock purchase plan were $23.9 million in the nine months ended December 31, 2002 and $37.1 million in the nine months ended December 31, 2001.

     We had a net shares settled forward contract outstanding as of December 31, 2001. In connection with this contract, we made a net delivery of 572,645 shares of our common stock during the nine months ended December 31, 2001. We closed out the net shares settled forward contract in its entirety on January 15, 2002 and made a cash payment of $27.8 million to purchase the remaining 1,610,606 shares outstanding under the contract. The purchased shares were held as treasury shares and used to fund stock option exercises and purchases under our employee stock purchase plan through April 9, 2002.

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

     ADDITIONAL FACTORS THAT MAY AFFECT OUR RESULTS OF OPERATIONS

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

OUR QUARTERLY OPERATING RESULTS MAY FLUCTUATE DUE TO FACTORS THAT COULD REDUCE OUR NET SALES AND PROFITABILITY.

     Our quarterly operating results are affected by a wide variety of factors that could reduce our net sales and profitability, many of which are beyond our control. Some of the factors that may affect our quarterly operating results include:

     *    demand for our products in the distribution and OEM channels
     *    the level at which previous design wins become actual orders and sales
     *    the level of sell-through of our products through distribution
     * the level of orders that are received and can be shipped in a quarter (turns orders)
     *    market acceptance of both our products and our customers' products
     *    customer order patterns and seasonality
     *    downward pricing pressures in our non-proprietary product lines
     * possible disruption in commercial activities or international transport or delivery caused by terrorist activity, armed conflict, war or unexpected increases in the price of, or decrease in the supply of, oil, any of which could result in changes in logistics and security arrangements, and reduced customer purchases relative to expectations
     * possible disruptions to our customers' operations occasioned by any slow down or cessation in international transport or delivery caused by labor strikes or work stoppages at international ports of delivery in the United States or elsewhere which could result in reduced customer purchases relative to our expectations
     * impact of events outside of the United States, such as the business impact of fluctuating currency rates or unrest or political instability
     *    disruption in the supply of wafers or assembly and testing services
     * availability of manufacturing capacity, the extent of effective use of manufacturing capacity and fluctuations in manufacturing yields
     * the availability and cost of raw materials, equipment and other supplies
     * the costs and outcome of any litigation involving intellectual property, customer and other issues
     *    uninsured losses, and
     * economic, political and other conditions in the worldwide markets served by us.

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

     Our operating results are also adversely affected when we operate at less than optimal capacity as was the case throughout fiscal 2002. Lower capacity utilization results in certain costs being charged directly to expense and lower gross margins.

IF WE DO NOT BRING OUR FAB 4 (GRESHAM, OREGON) WAFER FABRICATION FACILITY ON LINE IN A TIMELY MANNER, OUR ANTICIPATED REVENUES MAY BE REDUCED AND WE WOULD INCUR FIXED EXPENSES THAT WOULD REDUCE OUR GROSS MARGINS IN FUTURE PERIODS.

     On August 23, 2002, we acquired a semiconductor facility in Gresham, Oregon, which we refer to as Fab 4. We currently anticipate that Fab 4 will commence production in the second quarter of fiscal 2004. Bringing Fab 4 on-line involves significant risks, including:

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

     As a result of these and other factors, Fab 4 may not commence production when anticipated or within budget. Also, we may be unable to achieve adequate manufacturing yields in Fab 4 in a timely manner and our revenues may not increase in proportion to the anticipated increase in manufacturing capacity associated with Fab 4 which would harm our operating results.

WE DEPEND ON ORDERS THAT ARE RECEIVED AND SHIPPED IN THE SAME QUARTER AND THEREFORE HAVE LIMITED VISIBILITY OF FUTURE PRODUCT SHIPMENTS.

     Our net sales in any given quarter depend upon a combination of shipments from backlog and orders received in that quarter for shipment in that quarter, which we refer to as turns orders. We emphasize our ability to respond quickly to customer orders as part of our competitive strategy, resulting in customers placing orders with short delivery schedules. Shorter lead times generally means that turns orders as a percentage of our business is relatively high in any particular quarter and reduces our visibility on future product shipments. The percentage of turns orders in any given quarter fluctuates and depends on overall semiconductor industry conditions and product lead times.

     As such, our percentage of turns orders has fluctuated over the last three fiscal years between approximately 20% and 63%. At October 1, 2002, we required turns order of approximately 60% in order to achieve our revenue for the third quarter of fiscal 2003. Because turns orders are difficult to predict, increased levels of turns orders make our net sales more difficult to forecast.

     If we do not achieve a sufficient level of turns orders in a particular quarter relative to our revenue targets, our revenue and operating results will suffer.

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

     Historically, average selling prices in the semiconductor industry decrease over the life of any particular product. The overall average selling prices of our microcontroller and proprietary analog and interface products have remained relatively constant, while average selling prices of our Serial EEPROM and non-proprietary analog and interface products have declined, over time. We have experienced, and expect to continue to experience, pricing pressure in certain of our proprietary product lines, due primarily to competitive conditions. We have been able to moderate average selling price declines in many of our proprietary product lines by continuing to introduce new products with more features and higher prices. We have experienced in the past and expect to continue to experience in the future varying degrees of competitive pricing pressures in our Serial EEPROM products.

     We may be unable to maintain average selling prices for our products as a result of increased pricing pressure in the future, which would reduce our operating results.

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

GENERAL CONDITIONS IN THE INSURANCE INDUSTRY MAY AFFECT OUR COSTS AND INCREASE THE RISKS TO OUR BUSINESS OPERATIONS.

     As conditions in the insurance industry have resulted in decreased availability of coverage and increased insurance rates over the last two fiscal years, our liability, property and casualty insurance coverage levels have decreased and our retained risk exposure from uninsured losses has increased. We have not made any material change to our operations as a result of the reduced coverage. Availability and cost of insurance coverage have generally fluctuated over time as the insurance industry reacts to various market forces and we will consider changes in our coverage levels based on conditions in the insurance market.

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

OUR BUSINESS IS HIGHLY DEPENDENT ON SELLING THROUGH DISTRIBUTORS.

     Sales through distributors accounted for 63% of our net sales for the fiscal year ended March 31, 2002 and 59% of sales in the first nine months of fiscal 2003. Sales through one distributor accounted for 13% of our net sales in fiscal 2002 and 11% of our total net sales for the first nine months of fiscal 2003. Generally, we do not have long-term agreements with our distributors, and we or our distributors may terminate their relationship with us with little or no advanced notice.

     The loss of, or a disruption in the operations of, one or more of our distributors could reduce our net sales in a given quarter and could result in an increase in inventory returns.

OUR OPERATING RESULTS MAY BE IMPACTED BY THE WIDE FLUCTUATIONS OF SUPPLY AND DEMAND IN THE SEMICONDUCTOR INDUSTRY.

     The semiconductor industry is characterized by wide fluctuations of supply and demand. Throughout fiscal 2001 and fiscal 2002, the industry experienced a significant economic downturn, characterized by diminished product demand and production over-capacity. These conditions continued during the first nine months of fiscal 2003. We have sought to reduce our exposure to this industry cyclicality by selling proprietary products, that cannot be easily or quickly replaced, to a geographically diverse base of customers across a broad range of market segments. However, we have experienced substantial period-to-period fluctuations in operating results and may, in the future, experience period-to-period fluctuations in operating results due to general industry or economic conditions.

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

WE ARE HIGHLY DEPENDENT ON FOREIGN SALES AND OPERATIONS, WHICH EXPOSES US TO FOREIGN POLITICAL AND ECONOMIC RISKS.

     Sales to foreign customers account for a substantial portion of our net sales. During the fiscal year ended March 31, 2002, approximately 69% of our net sales were made to foreign customers. During the first nine months of fiscal 2003, approximately 71% of our net sales were made to foreign customers. We purchase a substantial portion of our raw materials and equipment from foreign suppliers. In addition, we own a product assembly and testing facility located near Bangkok, Thailand. We also use various third-party contractors located throughout Asia for a portion of the assembly and testing of our products and for a portion of the wafer fabrication of our analog products.

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

OUR FAILURE TO SUCCESSFULLY INTEGRATE BUSINESSES, PRODUCTS OR TECHNOLOGIES WE ACQUIRE COULD DISRUPT OR HARM OUR ONGOING BUSINESS.

     We have from time to time acquired, and may in the future acquire, additional complementary businesses, products and technologies. Achieving the anticipated benefits of an acquisition depends upon whether the integration of the acquired business, products or technology is accomplished efficiently and effectively. In addition, successful acquisitions in the semiconductor industry may be more difficult to accomplish than in other industries because such acquisitions require, among other things, integration of product offerings, manufacturing operations and coordination of sales and marketing and R&D efforts. These difficulties can become more challenging due to the need to coordinate geographically separated organizations, the complexities of the technologies being integrated, and the necessities of integrating personnel with disparate business backgrounds and combining two different corporate cultures. The integration of operations following an acquisition also requires the dedication of management resources, which may distract attention from our day-to-day business and may disrupt key R&D, marketing or sales efforts. The inability of our management to successfully integrate any future acquisition could harm our business. Furthermore, products acquired in connection with acquisitions may not gain acceptance in our markets, and we may not achieve the anticipated or desired benefits of such transaction.

POWERSMART, INC., WHICH WE ACQUIRED ON JUNE 5, 2002, DEPENDED ON THIRD-PARTY WAFER MANUFACTURERS FOR ALL OF ITS PRODUCT REQUIREMENTS. ANY INABILITY OR UNWILLINGNESS OF POWERSMART'S WAFER SUPPLIERS TO MEET THESE MANUFACTURING REQUIREMENTS WOULD SIGNIFICANTLY DELAY OUR ABILITY TO PRODUCE AND SHIP POWERSMART PRODUCTS.

     While Microchip has historically manufactured virtually all of its own wafers, PowerSmart purchased its wafers primarily from two outside foundries. Each of these foundries also fabricates wafers for other semiconductor companies, including some of our competitors. We expect to continue to rely on one outside foundry to supply a substantial portion of the wafers that are required to support the PowerSmart business through the first half of fiscal 2004. Such foundry is a direct competitor of ours. We may be unable to acquire wafers from this foundry if it experiences manufacturing failures, yield shortfalls or other situations when demand exceeds capacity or for other reasons. In such case, we may not be able to qualify additional manufacturing sources for existing PowerSmart products on a timely manner or at all, and such arrangements, if any, may not be on favorable terms to us.

     Although current market conditions in the semiconductor industry indicate that there is sufficient manufacturing capacity at outside foundries, a significant increase in demand for PowerSmart products during the remainder of fiscal 2003 or the first half of fiscal 2004 could result in wafers being in short supply and prevent us from having an adequate supply to meet our customer requirements and meet requested delivery dates for customers of our PowerSmart products.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our investment portfolio, consisting of fixed income securities, was $186.2 million as of December 31, 2002, and $247.6 million as of March 31, 2002. These securities, like all fixed income instruments, are subject to interest rate risk and will decline in value if market interest rates increase. If market rates were to increase immediately and uniformly by 10% from the levels of December 31, 2002 and March 31, 2002, the decline in the fair value of our investment portfolio would not be material. Additionally, we have the ability to hold our fixed income investments until maturity and, therefore, we would not expect to recognize an adverse impact on income or cash flows.

     We have international operations and are thus subject to foreign currency rate fluctuations. To date, our exposure related to exchange rate volatility has not been significant. If the foreign currency rates fluctuate by 15% from the rates at December 31, 2002 and March 31, 2002, the effect on our financial position and results of operations would not be material.

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

ITEM 4. CONTROLS AND PROCEDURES

     EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

     Our chief executive officer and our chief financial officer, after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) as of a date within 90 days of our filing of this quarterly report on Form 10-Q, referred to as the "Evaluation Date," have concluded that, as of the Evaluation Date, our disclosure controls and procedures were adequate and effective to ensure the timely collection, evaluation and disclosure of information relating to us and our consolidated subsidiaries that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder.

     CHANGES IN INTERNAL CONTROLS

     There were no significant changes in our internal controls or other factors that could significantly affect our internal controls subsequent to the Evaluation Date. No significant deficiencies or material weaknesses were identified in the evaluation of our internal controls and therefore no corrective actions have been taken.

                                     PART II

                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     MICROCHIP TECHNOLOGY INCORPORATED V. U.S. PHILIPS CORPORATION, ET AL. (DISTRICT OF ARIZONA, 01-CV-2090-PGR); U.S. PHILIPS CORPORATION V. ATMEL CORPORATION, ET AL. (SOUTHERN DISTRICT OF NEW YORK, 01-CV-9178-LAP). As reported in our annual report on Form 10-K for the fiscal year ended March 31, 2002 and our quarterly reports on Form 10-Q for the quarters ended June 30, 2002 and September 30, 2002, on October 26, 2001, we filed an action in federal district court in Arizona for declaratory relief against U.S. Philips Corporation and Philips Electronics North America Corp. requesting that the Court declare, among other matters, that we do not infringe Philips' U.S. Patent Nos. 4,689,740 and 5,559,502. We initiated legal action so that a determination could be made relating to the validity, enforceability and alleged infringement of, and our license to, the Philips' patents. In response to our filing the declaratory judgment action in Arizona, Philips filed an action against us in federal district court in New York, alleging infringement of the `740 patent and seeking unspecified damages and injunctive relief. The Arizona court has agreed to retain jurisdiction, and the New York court recently agreed to transfer the case in that forum to Arizona. In response to this development, on December 16, 2002, Philips filed a demand for arbitration in Amsterdam with the International Chamber of Commerce. We will contend that Philips' demand for arbitration is untimely, and intend to continue to litigate this matter vigorously. We currently believe that the outcome of this matter will not have a material adverse effect on our consolidated financial position or results of operations. However, the final outcome of this matter is inherently uncertain, and should the outcome be adverse to us, we may be required to pay damages and other expenses and may be subjected to injunctive relief. The litigation, even if resolved in our favor, may also result in diversion of management attention and significant legal fees.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  EXHIBITS.

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


                                        MICROCHIP TECHNOLOGY INCORPORATED


Date: February 7, 2003                  By: /s/ Gordon W. Parnell
                                            ------------------------------------
                                            Gordon W. Parnell
                                            Vice President and Chief Financial
                                            Officer (Duly Authorized Officer,
                                            and Principal Financial and
                                            Accounting Officer)

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

Date: February 7, 2003

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

Date: February 7, 2003

                                        /s/ Gordon W. Parnell
                                        ----------------------------------------
                                        Gordon W. Parnell
                                        Vice President and CFO