Form 10-K
period 2003-03-31
MICROCHIP TECHNOLOGY INC
filed 2003-06-05
CIK 827054

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     FOR THE FISCAL YEAR ENDED MARCH 31, 2003 OR

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from __________ to __________

                         Commission File Number: 0-21184

                        MICROCHIP TECHNOLOGY INCORPORATED
             (Exact Name of Registrant as Specified in Its Charter)

        DELAWARE                                          86-0629024
(State of Incorporation)                       (IRS Employer Identification No.)

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

The Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and
(2) has been subject to such filing requirements for the past 90 days:
YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of Form 10-K or any amendment to this Form 10-K. [X]

The Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2):
YES [X] NO [ ]

The approximate aggregate market value of the voting stock of the Registrant beneficially owned by stockholders, other than directors, officers and affiliates of the Registrant, at September 30, 2002 was $4,083,610,438.

Number of shares of Common Stock, $.001 par value, outstanding as of April 25, 2003: 203,802,340.

                       Documents Incorporated by Reference

                     Document                                  Part of Form 10-K
                     --------                                  -----------------
Proxy Statement for the 2003 Annual Meeting of Stockholders           III

================================================================================

                                     PART I

     THIS FORM 10-K CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES, INCLUDING STATEMENTS REGARDING OUR STRATEGY AND FUTURE FINANCIAL PERFORMANCE. WE USE WORDS SUCH AS "ANTICIPATE," "BELIEVE," "PLAN," "EXPECT," "FUTURE," "INTEND" AND SIMILAR EXPRESSIONS TO IDENTIFY FORWARD-LOOKING STATEMENTS. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THE RESULTS ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS INCLUDING THOSE SET FORTH UNDER "ITEM 1 - BUSINESS - ADDITIONAL FACTORS THAT MAY AFFECT RESULTS OF OPERATIONS," BEGINNING BELOW AT PAGE 11, "ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS," BEGINNING BELOW AT PAGE 23, AND ELSEWHERE IN THIS FORM 10-K. ALTHOUGH WE BELIEVE THAT THE EXPECTATIONS REFLECTED IN THE FORWARD-LOOKING STATEMENTS ARE REASONABLE, WE CANNOT GUARANTEE FUTURE RESULTS, LEVELS OF ACTIVITY, PERFORMANCE OR ACHIEVEMENTS. YOU SHOULD NOT PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS. WE DISCLAIM ANY OBLIGATION TO UPDATE INFORMATION CONTAINED IN ANY FORWARD-LOOKING STATEMENT.

ITEM 1. BUSINESS

     We develop and manufacture specialized semiconductor products used by our customers for a wide variety of embedded control applications. Our product portfolio comprises the PICmicro(R) field-programmable RISC microcontrollers, which serve 8 and 16-bit embedded control applications, and a broad spectrum of high-performance linear and mixed-signal, power management and thermal management devices. We also offer complementary microperipheral products including interface devices, Serial EEPROMS, and our application-specific standard products (ASSPs). This synergistic product portfolio targets thousands of applications and a growing demand for high-performance designs in the automotive, communications, computing, consumer and industrial control markets. Our quality systems are ISO 9001 (1994 version) and QS9000 (1998 version) certified.

     Microchip Technology Incorporated was incorporated in Delaware in 1989. In this Form 10-K, "we," "us," and "our" each refers to Microchip Technology Incorporated and its subsidiaries. Our executive offices are located at 2355 West Chandler Boulevard, Chandler, Arizona 85224-6199 and our telephone number is (480) 792-7200.

     Our Internet address is WWW.MICROCHIP.COM. We post the following filings on our Web site as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission:

     o    Our annual report on Form 10-K
     o    Our quarterly reports on Form 10-Q
     o    Our current reports on Form 8-K, and
     o Any amendments to the above-listed reports filed or furnished pursuant to Sections 13(a) or 15(d) of the Securities Exchange Act of 1934.

     All SEC filings on our Web site are available free of charge. The information on our Web site is NOT incorporated into this Form 10-K.

INDUSTRY BACKGROUND

     Competitive pressures require manufacturers of a wide variety of products to expand product functionality and provide differentiation while maintaining or reducing cost. To address these requirements, many manufacturers use integrated circuit-based embedded control systems that provide an integrated solution for application-specific control products. Embedded control systems enable our customers to:

     o    differentiate their products
     o    replace less efficient electromechanical control devices
     o    add product functionality
     o    decrease time to market for their products, and
     o    significantly reduce product cost

     In addition, embedded control systems facilitate the emergence of complete new classes of products. Embedded control systems have been incorporated into thousands of products and subassemblies in a wide variety of markets worldwide, including:

     o    automotive comfort, safety and     o    cordless and cellular
          entertainment applications              telephone accessories
     o    remote control devices             o    motor controls
     o    handheld tools                     o    security systems
     o    home appliances                    o    educational and entertainment
     o    portable computers                      devices, and
                                             o    personal digital assistant
                                                  (PDA) accessories.

     Embedded control systems typically incorporate a microcontroller as the principal active, and sometimes sole, component. A microcontroller is a self-contained computer-on-a-chip consisting of a central processing unit, non-volatile program memory, random access memory for data storage and various input/output peripheral capabilities. In addition to the microcontroller, a complete embedded control system incorporates application-specific software and may include specialized peripheral device controllers and internal or external non-volatile memory components, such as EEPROMs, to store additional program software.

     The increasing demand for embedded control has made the market for microcontrollers one of the largest segments of the semiconductor market. Microcontrollers are currently available in 4-bit through 32-bit architectures. Although 4-bit microcontrollers are relatively inexpensive, they generally lack the minimum performance and features required for product differentiation and are typically used only to produce basic functionality in products. While traditional 16 and 32-bit architectures provide very high performance, they are generally more expensive for most high-volume embedded control applications, typically costing two to four times the cost of an 8-bit microcontroller. As a result, manufacturers of competitive, high-volume products have increasingly found 8-bit microcontrollers to be the most cost-effective embedded control solution.

     Most microcontrollers available today are ROM-based and must be programmed by the semiconductor supplier during manufacturing, resulting in 10 to 12-week lead times, based on current market conditions, for delivery of such microcontrollers. In addition to delayed product introduction, these long lead times can result in potential inventory obsolescence and temporary factory shutdowns when changes in the firmware are required. To address these issues, some suppliers offer programmable microcontrollers that can be configured by the customer in the customer's manufacturing line, thus minimizing lead-time and inventory risks when the inevitable firmware changes occur. While these microcontrollers were initially expensive relative to ROM-based microcontrollers, manufacturing technology has evolved over the last several years to the point where reprogrammable microcontrollers are now available for little to no premium over ROM-based microcontrollers, thus providing significant value to microcontroller customers. As a result, reprogrammable microcontrollers are the fastest growing segment of the 8-bit microcontroller market.

OUR PRODUCTS

     Our strategic focus is on embedded control products, including:

     o    microcontrollers
     o    high-performance linear and mixed-signal devices
     o    power management and thermal management devices
     o    smart battery management devices, and
     o complementary microperipheral products including interface devices, Serial EEPROMs, low power radio frequency, or RF, devices, and our patented KEELOQ(R)security devices.

     We provide highly cost-effective embedded control products that also offer the advantages of small size, high performance, low voltage/power operation and ease of development, enabling timely and cost-effective embedded control product integration by our customers.

     MICROCONTROLLERS

     We offer a broad family of microcontroller products featuring a unique, proprietary architecture marketed under the PIC(R) brand name. We believe that our PIC(R) product family is a price/performance leader in the worldwide microcontroller market. We have shipped approximately 2.5 billion PIC(R) microcontrollers to customers worldwide since their introduction in 1990. Our PIC(R) products are designed for applications requiring field-programmability, high performance, low power and cost effectiveness. They feature a variety of memory technology configurations, low voltage and power, small footprint and ease of use. Our performance results from an exclusive product architecture which features dual data and instruction pathways, referred to as a Harvard dual-bus architecture; a reduced instruction set, referred to as RISC; and variable length instructions; all of which provide significant speed advantages over alternative single-bus, CISC architectures. With over 180 microcontrollers in our product portfolio, we target the entire performance range of 8-bit microcontrollers. Additionally, our scalable product architecture allows us to successfully target both the entry-level of the 16-bit microcontroller market, as well as the higher end of the 4-bit microcontroller marketplace, significantly enlarging our addressable market.

     We have used our manufacturing experience and design and process technology to bring additional enhancements and manufacturing efficiencies to the development and production of our PIC(R) family of microcontroller products. Our extensive experience base has enabled us to develop our advanced, low cost user programmability feature by incorporating non-volatile memory, such as Flash, EEPROM and EPROM Memory, into the microcontroller, and to be a leader in reprogrammable microcontroller product offerings.

     DIGITAL SIGNAL CONTROLLERS

     We recently began sampling our Digital Signal Controller product line. Our family of dsPIC(TM) microcontrollers is a series of high performance 16-bit microcontrollers, combining the many features and capabilities of our PIC(R) family of 8-bit microcontrollers with the high performance capabilities of a digital signal processor (DSP).

     Our dsPIC(TM) product family will offer a broad development tool suite of hardware and software to ease the effort of the designer, high performance Harvard dual-bus architecture and a proliferation of integrated peripherals to monitor and control all aspects of the embedded control product. With its field-re-programmability, program memory, low power, small footprint and ease of use, we believe that our dsPIC(TM) microcontrollers will significantly enlarge our addressable market.

     DEVELOPMENT SYSTEMS

     We offer a comprehensive set of low cost and easy-to-learn application development tools. These tools enable system designers to quickly and easily program a PIC(R) microcontroller for specific applications and are a key factor for obtaining design wins.

     Our family of development tools operates in the standard Windows(R) environment on standard PC hardware. Entry-level systems, which include an assembler and programmer or in-circuit debugging hardware are priced at less than $200. Fully configured systems that provide in-circuit emulation hardware are priced between $2,000 and $3,500. Customers moving from entry-level designs to those requiring real-time emulation are able to preserve their investment in learning and tools as they migrate to future PIC(R) devices since all systems share the same integrated development environment.

     Many independent companies also develop and market application development tools and systems that support our standard microcontroller product architecture. Currently, there are more than 150 third-party tool suppliers worldwide whose products support our proprietary microcontroller architecture.

     We believe that familiarity with and adoption of our, and third-party, development systems by an increasing number of product designers will be an important factor in the future selection of our embedded control products. These development tools allow design engineers to develop thousands of application-specific products from our standard microcontrollers. To date, we have shipped more than 260,000 development systems.

     ASSPs

     Our application-specific standard products, referred to as ASSPs, are specialized products designed to perform specific end-user applications, compared to our other products that are more general purpose in nature. Our ASSP device families currently include, among others, the KEELOQ(R) family of secure data transmission products and smart battery management products.

     MIXED-SIGNAL ANALOG AND INTERFACE PRODUCTS

     Our mixed-signal analog and interface products now consist of several families with over 300 power management, linear, mixed-signal, thermal management and interface products. At the end of fiscal 2003, our mixed-signal analog and interface products were being shipped to more than 7,000 end customers.

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

     MEMORY PRODUCTS

     Our memory products consist primarily of serial electrically erasable programmable read only memory, referred to as EEPROMs. We sell these devices primarily into the embedded control market, and we are one of the largest suppliers of such devices worldwide. EEPROM products are used for non-volatile program and data storage in systems where such data must be either modified frequently or retained for long periods. Serial EEPROMs have a very low I/O pin requirement, permitting production of very small devices. As a result, Serial EEPROMs are widely used to supply non-volatile memory in space-sensitive applications such as:

     o    home electronics
     o    portable computers
     o    cellular and cordless telephones
     o    pagers, and
     o    remote control devices.

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

MANUFACTURING

     Our manufacturing operations include wafer fabrication and assembly and test. The ownership of our manufacturing resources is an important component of our business strategy, enabling us to maintain a high level of manufacturing control resulting in us being one of the lowest cost producers in the embedded control industry. By owning our wafer fabrication facilities and the majority of our assembly and test operations, and by employing proprietary statistical process control techniques, we have been able to achieve and maintain high production yields. Direct control over manufacturing resources allows us to shorten our design and production cycles. This control also allows us to capture the wafer manufacturing and a portion of the assembly and testing profit margin.

     Our manufacturing facilities are located in:

     o    Chandler, Arizona (Fab 1)
     o    Tempe, Arizona (Fab 2)
     o    Puyallup, Washington (Fab 3) (non-operational-held for sale)
     o    Gresham, Oregon (Fab 4), and
     o    Bangkok, Thailand (assembly and test).

     WAFER FABRICATION

     As we announced on April 7, 2003, we are closing Fab 1 and integrating certain personnel and processes from Fab 1 into Fab 2. Fab 1, which currently produces 6-inch wafers using manufacturing processes between 0.5 and 5.0 microns, is our oldest manufacturing facility. Fab 2 currently produces 8-inch wafers and supports manufacturing processes between 0.35 and 5.0 microns.

     We expect that the integration of Fab 1 processes and products into Fab 2 will be completed by June 30, 2003, at which time Fab 1 will cease to operate as a wafer fabrication facility. We also expect that we will incur accelerated depreciation charges and other expenses related to the shut down of Fab 1 in the first quarter of fiscal 2004. See "ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - RECENT DEVELOPMENT," below at page 24, for a discussion of these anticipated charges.

     We believe the combined capacity of Fab 2 and Fab 4 will provide sufficient capacity to allow us to respond to increases in future demand.

     During fiscal 2003, Fabs 1 and 2 operated at approximately 85% of their aggregate capacity, compared to approximately 70% of their aggregate capacity during fiscal 2002. Operating at lower percentages of capacity has a negative impact on operating results due to the relatively high fixed costs inherent in our wafer fabrication manufacturing. As of March 31, 2003, products manufactured on 8-inch wafers accounted for approximately 80% of our production.

     Fab 3 is non-operational and is currently classified as an asset held-for-sale. See "ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - SPECIAL CHARGES - FAB 3 IMPAIRMENT CHARGE," below at page 33, for a discussion of the status of Fab 3.

     Fab 4 was acquired in August 2002. Product and customer qualifications are in process and production start-up is currently planned for the third quarter of fiscal 2004. Fab 4 will produce 8-inch wafers using 0.5 micron manufacturing processes; however, Fab 4 is capable of supporting technologies below 0.18 microns.

     We continue to transition products to more advanced process technologies to reduce future manufacturing costs. We believe that our successful transition to more advanced process technologies and larger wafers is important for us to remain competitive. Our future operating results could be adversely affected if any such transition is substantially delayed or inefficiently implemented.

     We also contract with third-party wafer foundries to fabricate approximately 3% of our products, primarily in our analog and smart battery management product families. We plan to transition certain of these products to our own wafer fabrication facilities over time. On a strategic basis, we will continue to use third-party foundries to shorten our product design cycle on certain key technologies and products.

     ASSEMBLY AND TEST

     We perform product assembly and testing at our facilities located near Bangkok, Thailand. At March 31, 2003, approximately 77% of our assembly requirements were being performed in our Thailand facility. As of March 31, 2003, our Thailand facility was testing substantially all of our wafer production. During fiscal 2003, we substantially completed an approximately 67,000 square foot expansion of test capacity at our Thailand facility that, once placed in service, will increase the facility's test capacity by between 50% and 70%. The expansion was not finalized, as the capacity is not currently required due to conditions within the semiconductor industry. We plan to complete the expansion when business conditions indicate that the capacity is required. We also use third-party assembly and test contractors in several Asian countries for the balance of our assembly and test requirements.

     GENERAL MATTERS IMPACTING OUR MANUFACTURING OPERATIONS

     We employ proprietary design and manufacturing processes in developing our microcontroller and memory products. We believe our processes afford us both cost-effective designs in existing and derivative products and greater functionality in new product designs. While many of our competitors develop and optimize separate processes for their logic and memory product lines, we use a common process technology for both microcontroller and non-volatile memory products. This allows us to more fully absorb our process research and development costs and to deliver new products to market more rapidly. Our engineers utilize advanced CAD tools and software to perform circuit design, simulation and layout, and our in-house photomask and wafer fabrication facilities enable us to rapidly verify design techniques by processing test wafers quickly and efficiently.

     Due to the high fixed costs inherent in semiconductor manufacturing, consistently high manufacturing yields can have significant positive effects on gross profit and overall operating results. During fiscal 2003, our focus on manufacturing productivity allowed us to maintain average wafer fab line yields in excess of 95%. Our manufacturing yields are primarily driven by a comprehensive implementation of statistical process control, extensive employee training and selective upgrading of our manufacturing facilities and equipment. Maintenance of manufacturing productivity and yields are important factors in the achievement of our operating results. The manufacture and assembly of integrated circuits, particularly non-volatile, erasable CMOS memory and logic devices, such as those that we produce, are complex processes. These processes are sensitive to a wide variety of factors, including the level of contaminants in the manufacturing environment, impurities in the materials used and the performance of our wafer fabrication personnel and equipment. As is typical in the semiconductor industry, we have from time to time experienced lower than anticipated manufacturing yields. Our operating results will suffer if we are unable to maintain yields at approximately the current levels.

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

     Our reliance on third parties for a portion of wafer fabrication and assembly and testing involves some reduction in our level of control over the portions of our business that we subcontract. While we review the quality, delivery and cost performance of these third-party contractors, our future operating results could suffer if any third-party contractor is unable to maintain manufacturing yields, assembly and test yields and costs at approximately their current levels.

     THE FOREGOING STATEMENTS RELATED TO THE TIMING OF THE COMPLETION OF THE TRANSFER OF PROCESSES AND PRODUCTS FROM FAB 1 TO FAB 2, THE TIMING, COMPOSITION AND AMOUNT OF ANY CHARGES RELATED TO THE SHUT-DOWN OF FAB 1, THE TIMING OF PRODUCTION START-UP OF FAB 4, THE SHUT-DOWN OF FAB 1 AND THE INTEGRATION OF CERTAIN PERSONNEL AND PROCESSES FROM FAB 1 INTO FAB 2 AND THE START-UP OF FAB 4 ALLOWING US TO REDUCE FUTURE MANUFACTURING COSTS, THE COMBINED CAPACITY OF FAB 2 AND FAB 4 PROVIDING SUFFICIENT CAPACITY TO ALLOW US TO RESPOND TO FUTURE INCREASES IN DEMAND AND THE TRANSITION TO MORE ADVANCED PROCESS TECHNOLOGIES TO REDUCE FUTURE MANUFACTURING COSTS ARE FORWARD-LOOKING STATEMENTS. ACTUAL RESULTS COULD DIFFER MATERIALLY BECAUSE OF THE FOLLOWING FACTORS, AMONG OTHERS: OUR ABILITY TO EFFECTIVELY CARRY OUT OUR PLANNED RESTRUCTURING ACTIVITIES AND REALIZE THE SAVINGS AND OPERATIONAL EFFICIENCIES EXPECTED FROM THESE ACTIONS; THE RATE OF RECOVERY IN THE OVERALL ECONOMY AND THE UNCERTAINTY OF CURRENT ECONOMIC AND POLITICAL CONDITIONS; THE POTENTIAL FOR UNANTICIPATED RESULTS FROM OUR RESTRUCTURING ACTIVITIES ON OUR PERFORMANCE INCLUDING CUSTOMER CONCERNS, PRODUCTIVITY AND THE RETENTION OF KEY EMPLOYEES; CHANGES IN UTILIZATION OF OUR CURRENT MANUFACTURING CAPACITY; UNANTICIPATED COSTS IN BRINGING FAB 4 ON-LINE; TIMELY FACILITIZATION OF FAB 4, INCLUDING THE AVAILABILITY OF EQUIPMENT AND OTHER SUPPLIES; OUR ABILITY TO RAMP PRODUCTS INTO VOLUME PRODUCTION AT FAB 4; THE ABILITY TO ATTRACT AND RETAIN QUALIFIED PERSONNEL IN THE PORTLAND, OREGON AREA; CHANGES IN DEMAND FOR PRODUCTS AND THE PRODUCTS OF OUR CUSTOMERS; CHANGES IN DEMAND FOR OUR ANALOG AND BATTERY MANAGEMENT PRODUCTS; SUPPLY DISRUPTION; ABSORPTION OF FIXED COSTS, LABOR AND OTHER DIRECT MANUFACTURING COSTS; FLUCTUATIONS IN PRODUCTION YIELDS; PRODUCTION EFFICIENCIES AND OVERALL CAPACITY UTILIZATION; CHANGES IN PRODUCT MIX; COMPETITIVE PRESSURES ON PRICES; LABOR UNREST; POLITICAL INSTABILITY AND EXPROPRIATION; AND OTHER GENERAL ECONOMIC CONDITIONS.

RESEARCH AND DEVELOPMENT (R&D)

     We are committed to continuing our investment in new and enhanced products, including development systems, and in our design and manufacturing process technologies. We believe these investments are significant factors in maintaining our competitive position. Our current R&D activities focus on the design of new 8-bit microcontrollers, 16-bit digital signal controllers, memory and mixed-signal products, ASSPs, new development systems, and software and application-specific software libraries. We are also developing new design and process technology to achieve further cost reductions and performance improvements in existing products.

     In fiscal 2003, our R&D expenses were $88.0 million, compared to $81.7 million in fiscal 2002 and $78.6 million in fiscal 2001.

SALES AND DISTRIBUTION

     GENERAL

     We market our products worldwide primarily through a network of direct sales personnel and distributors.

     Our direct sales force focuses primarily on major strategic accounts in three geographical markets: the Americas, Europe and Asia. We currently maintain sales and support centers in major metropolitan areas in North America, Europe and Asia. We believe that a strong technical service presence is essential to the continued development of the embedded control market. The majority of our field sales engineers (FSEs), field application engineers (FAEs), and sales management have technical degrees and have been previously employed in an engineering environment. We believe that the technical knowledge of our sales force is a key competitive advantage in the sale of our products. The primary mission of our FAE team is to provide technical assistance to strategic accounts and to conduct periodic training sessions for FSEs and distributor sales teams. FAEs also frequently conduct technical seminars in major cities around the world, and work closely with our distributors to provide technical assistance and end-user support.

     DISTRIBUTION

     Our distributors focus primarily on servicing the product and technical support requirements of a broad base of diverse customers. We believe that distributors provide an effective means of reaching this broad and diverse customer base.

     In fiscal 2003, we derived 60% of our net sales from sales through distributors and 40% of our net sales from direct sales to original equipment manufacturers, referred to as OEM, customers. Distributors accounted for 62% of our net sales in fiscal 2002 and 65% of our net sales in fiscal 2001. One distributor accounted for 12% of our total net sales for fiscal 2003, 13% of our total net sales for fiscal 2002 and 14% for fiscal 2001. No other distributor or end customer accounted for more than 10% of our net sales in fiscal years 2003, 2002 or 2001.

     Generally, we do not have long-term agreements with our distributors and our distributors may terminate their relationship with us with little or no advanced notice. The loss of, or a disruption in the operations of, one or more of our distributors could reduce our future net sales in a given quarter and could result in us receiving product returns from the distributors.

     As is common in the semiconductor industry, we provide price protection to our distributors. Under our current policy, distributors receive a credit for the difference, at the time of a price reduction, between the price they were originally charged for products in inventory and the reduced price that we subsequently charge distributors. On a case-by-case basis, distributors may also receive credit for specific transactions that we approve in advance. We also grant distributors limited rights to return products.

     REVENUE RECOGNITION

     We recognize revenue from product sales upon shipment to OEMs. For sales recorded upon shipment, we record reserves to cover the estimated customer returns. Our distributors have broad rights to return products and price protection rights, so we defer revenue recognition until the distributor sells the product to their customers. Upon shipment, amounts billed to distributors are included as accounts receivable, inventory is relieved, the sale is deferred and the gross margin is reflected as a current liability until the product is sold by the distributor to their customers. We changed our revenue recognition policy as it relates to sales to Asia regional distributors during fiscal 2003. See "Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CHANGE IN ACCOUNTING PRINCIPLE," beginning at page 24 below.

     SALES BY GEOGRAPHY

     Sales by geography for the fiscal years ended March 31, 2003, 2002 and 2001 were as follows (in thousands):

                                        Year Ended March 31,
                     ----------------------------------------------------------
                       2003        %       2002       %         2001       %
                     --------   ------   --------   ------    --------   ------
Americas             $219,504     33.7   $192,924     33.8    $236,295     33.0
Europe                177,727     27.3    179,355     31.4     219,302     30.6
Asia                  254,231     39.0    198,975     34.8     260,133     36.4
                     --------   ------   --------   ------    --------   ------

Total Sales          $651,462    100.0%  $571,254    100.0%   $715,730    100.0%
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

     Sales to foreign customers accounted for approximately 71% of our net sales in fiscal 2003, approximately 69% of our net sales in fiscal 2002 and approximately 68% of our net sales in fiscal 2001.

     Sales to customers in China accounted for approximately 13% of our net sales in fiscal 2003. We did not have sales into any other foreign countries that exceeded 10% of our net sales during the periods covered by this report.

     Our international sales are predominately billed in U.S. Dollars. Although foreign sales are subject to certain government export restrictions, we have not experienced any material difficulties as a result of export restrictions to date.

     Our foreign operations are subject to a number of risks as described under the heading, "WE ARE HIGHLY DEPENDENT ON FOREIGN SALES AND OPERATIONS, WHICH EXPOSES US TO FOREIGN POLITICAL AND ECONOMIC RISKS," on page 16.

BACKLOG

     As of April 25, 2003, our backlog was approximately $106.6 million, compared to $119.9 million as of April 26, 2002. Our backlog includes all purchase orders scheduled for delivery within the subsequent 12 months.

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

COMPETITION

     The semiconductor industry is intensely competitive and has been characterized by price erosion and rapid technological change. We compete with major domestic and international semiconductor companies, many of which have greater market recognition and greater financial, technical, marketing, distribution and other resources than we have with which to pursue engineering, manufacturing, marketing and distribution of their products. Emerging companies may also increase their participation in the market for embedded control applications. Furthermore, capacity in the semiconductor industry is generally increasing over time and such increased capacity or improved product availability could adversely affect our competitive position.

     We currently compete principally on the basis of the technical innovation and performance of our embedded control products, including such products':

     o    speed                              o    reliability
     o    functionality                      o    packaging alternatives
     o    density                            o    price, and
     o    power consumption                  o    availability

We believe that other important competitive factors in the embedded control market include:

     o    ease of use
     o    functionality of application development systems
     o    dependable delivery and quality, and
     o    technical service and support.

     We believe that we compete favorably with other companies on all of these factors, but we may be unable to compete successfully in the future, which could harm our business.

PATENTS, LICENSES AND TRADEMARKS

     We maintain a portfolio of United States and foreign patents, expiring on various dates between 2003 and 2021. We also have numerous additional United States and foreign patent applications pending. While we intend to continue to seek patents on our inventions and manufacturing processes, we believe that our continued success depends primarily on the technological skills and innovative abilities of our personnel and our ability to rapidly commercialize product developments, rather than on our patents. Our existing patents and any new patents that are issued may not be of sufficient scope or strength to provide meaningful protection or any commercial advantage to us. In addition, the laws of certain foreign countries do not protect our intellectual property rights to the same extent as the laws of the United States.

     We have entered into certain intellectual property licenses and cross-licenses with other companies related to semiconductor products and manufacturing processes. As is typical in the semiconductor industry, we and our customers have from time to time received, and may in the future receive, communications from third parties asserting patent or other intellectual property rights on certain of our products or technologies. We investigate all such notices and respond as we believe is appropriate. Based on industry practice, we believe that in most cases we can obtain any necessary licenses or other rights on commercially reasonable terms, but we cannot assure that licenses would be on acceptable terms, that litigation would not ensue or that damages for any past infringement would not be assessed. Litigation, which could result in substantial cost to us and divert management effort, may be necessary to enforce our patents or other intellectual property rights, or to defend us against claimed infringement of the rights of others. The failure to obtain necessary licenses or other rights, or litigation arising out of infringement claims, could harm our business. See "ITEM 3 - LEGAL PROCEEDINGS," beginning below at page 19.

ENVIRONMENTAL REGULATION

     We must comply with many different federal, state and local governmental regulations related to the use, storage, discharge and disposal of certain chemicals and gases used in our manufacturing processes. Our facilities have been designed to comply with these regulations and we believe that our activities are conducted in compliance with such regulations. Any changes in such regulations or in their enforcement could require us to acquire costly equipment or to incur other significant expenses to comply with environmental regulations. Any failure by us to control adequately the storage, use and disposal of regulated substances could result in future liabilities.

     Increasing public attention has been focused on the environmental impact of electronic manufacturing operations. While we have not experienced any materially adverse effects on our operations from environmental regulations, our business and results of operations could suffer if for any reason we fail to control the use of, or to restrict adequately the discharge of, hazardous substances under present or future environmental regulations.

EMPLOYEES

     As of April 25, 2003, we had 3,373 employees. Approximately 39% of our employees work at our Thailand facility. None of our employees in the U.S. or Thailand are represented by a labor organization. We have never had a work stoppage and believe that our employee relations are good.

     On April 7, 2003, we announced that the closure of Fab 1 and the integration of certain personnel and processes from Fab 1 into Fab 2 would result in a reduction in force of approximately 140 employees. See "ITEM 1 - BUSINESS - MANUFACTURING," above at page 5 for a discussion of the closure of Fab 1 and the integration of certain personnel and processes into Fab 2.

EXECUTIVE OFFICERS

     The following sets forth certain information regarding our executive officers as of April 25, 2003:

     NAME                     AGE                    POSITION
     ----                     ---                    --------
     Steve Sanghi              47       Chairman of the Board, President
                                          and Chief Executive Officer
     David S. Lambert          51       Vice President, Fab Operations
     Mitchell R. Little        50       Vice President, Worldwide Sales
                                          and Applications
     Ganesh Moorthy            43       Vice President, Advanced Microcontroller
                                          and Automotive Division
     Gordon W. Parnell         53       Vice President, Chief Financial Officer
     Richard J. Simoncic       39       Vice President, Analog and Interface
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

     MR. MOORTHY has served as Vice President, Advanced Microcontroller and Automotive Division since November 2001. From August 2000 through November 2001, he served as Chairman and CEO of Cybercilium, Inc., a business intelligence solutions provider for mid-market companies. From 1981 through July 2000, Mr. Moorthy worked at Intel Corporation in various operations and management capacities, including his last assignment as Director of Operations for Intel's Home Products Group. Mr. Moorthy holds an MBA in Marketing from National University, a B.S. degree in Electrical Engineering from the University of Washington and a B.S. degree in Physics from the University of Bombay.

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

ADDITIONAL FACTORS THAT MAY AFFECT RESULTS OF OPERATIONS

     When evaluating Microchip and its business, you should give careful consideration to the factors described below, in addition to the information provided elsewhere in this Form 10-K and in other documents that we file with the SEC.

OUR QUARTERLY OPERATING RESULTS MAY FLUCTUATE DUE TO FACTORS THAT COULD REDUCE OUR NET SALES AND PROFITABILITY.

     Our quarterly operating results are affected by a wide variety of factors that could reduce our net sales and profitability, many of which are beyond our control. Some of the factors that may affect our quarterly operating results include:

     o changes in demand for our products in the distribution and OEM channels
     o the level and timing at which previous design wins become actual orders and sales
     o    the level of sell-through of our products through distribution
     o the level of orders that are received and can be shipped in a quarter (turns orders)
     o    market acceptance of both our products and our customers' products
     o    customer order patterns and seasonality
     o    levels of inventories at our distributors and other customers
     o    inventory mix and timing of customer orders
     o    downward pricing pressures in our product lines
     o possible disruption in commercial activities or international transport or delivery caused by war, armed conflict or terrorist activity, or unexpected increases in the price of, or decrease in the supply of, oil, any of which could result in changes in logistics and security arrangements, and reduced customer purchases relative to expectations
     o impact of events outside of the United States, such as the business impact of fluctuating currency rates or unrest or political instability
     o the impact on our business and on customer order patterns due to major public health concerns, such as the outbreak of the SARS virus
     o    disruption in the supply of wafers or assembly and testing services
     o availability of manufacturing capacity, the extent of effective use of manufacturing capacity and fluctuations in manufacturing yields
     o the availability and cost of raw materials, equipment and other supplies
     o the costs and outcome of any litigation involving intellectual property, customer and other issues
     o    uninsured losses, and
     o economic, political and other conditions in the worldwide markets served by us.

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

     Our operating results are also adversely affected when we operate at less than optimal capacity. Lower capacity utilization results in certain costs being charged directly to expense and lower gross margins.

IF WE DO NOT BRING OUR FAB 4 (GRESHAM, OREGON) WAFER FABRICATION FACILITY ON LINE IN A TIMELY MANNER, OUR ANTICIPATED REVENUES MAY BE REDUCED AND OUR GROSS MARGINS WILL BE ADVERSELY IMPACTED.

     We acquired Fab 4, located in Gresham, Oregon, in August 2002. We currently anticipate that Fab 4 will commence production in the third quarter of fiscal 2004. Bringing Fab 4 on-line involves significant risks, including:

     o successful implementation of our 0.5 micron manufacturing process at Fab 4
     o    effective integration of a variety of hardware and software components
     o    potential shortages of materials and skilled labor
     o    unforeseen environmental or engineering problems
     o approvals and requirements of governmental and regulatory agencies, and
     o    unanticipated costs.

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

WE DEPEND ON ORDERS THAT ARE RECEIVED AND SHIPPED IN THE SAME QUARTER AND THEREFORE HAVE LIMITED VISIBILITY OF FUTURE PRODUCT SHIPMENTS.

     Our net sales in any given quarter depend upon a combination of shipments from backlog and orders received in that quarter for shipment in that quarter, which we refer to as turns orders. We emphasize our ability to respond quickly to customer orders as part of our competitive strategy, resulting in customers placing orders with short delivery schedules. Shorter lead times generally mean that turns orders as a percentage of our business is relatively high in any particular quarter and reduces our visibility on future product shipments. The percentage of turns orders in any given quarter fluctuates and depends on overall semiconductor industry conditions and product lead times.

     As such, our percentage of turns orders required in any particular quarter has fluctuated over the last three fiscal years between approximately 20% and 62%. Because turns orders are difficult to predict, increased levels of turns orders make our net sales more difficult to forecast. If we do not achieve a sufficient level of turns orders in a particular quarter relative to our revenue targets, our revenue and operating results will suffer.

INTENSE COMPETITION IN THE MARKETS WE SERVE MAY LEAD TO PRICING PRESSURES, REDUCED SALES OF OUR PRODUCTS AND REDUCED MARKET SHARE.

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

     Our ability to compete successfully depends on a number of factors both within and outside our control, including:

     o the quality, performance, reliability, features, ease of use, pricing and diversity of our products
     o the quality of our customer service and our ability to address the needs of our customers
     o our success in designing and manufacturing new products including those implementing new technologies
     o the rate at which customers incorporate our products into their own products
     o our level of manufacturing capacity utilization and manufacturing yields
     o our ability to hire and retain qualified engineering and management personnel
     o    product introductions by our competitors
     o    the number, nature and success of our competitors in a given market
     o our ability to obtain adequate supplies of raw materials and other supplies at acceptable prices
     o our ability to protect our products and processes by effective utilization of intellectual property laws, and general market and economic conditions.

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

OUR SUCCESS DEPENDS ON OUR ABILITY TO INTRODUCE NEW PRODUCTS ON A TIMELY BASIS.

     Our future operating results will depend to a significant extent on our ability to develop and introduce new products on a timely basis that can compete effectively on the basis of price and performance and which address customer requirements. The success of our new product introductions depends on various factors, including:

     o    proper new product selection
     o    timely completion and introduction of new product designs
     o development of support tools and collateral literature that make complex new products easy for engineers to understand and use, and
     o    market acceptance of our customers' end products.

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

GENERAL CONDITIONS IN THE INSURANCE INDUSTRY MAY AFFECT OUR COSTS AND INCREASE THE RISKS TO OUR BUSINESS OPERATIONS.

     As conditions in the insurance industry have resulted in decreased availability of coverage and substantially increased insurance rates over the last two fiscal years, our liability, property and casualty insurance coverage levels have decreased and our retained risk exposure from uninsured losses has increased. We have not made any material change to our operations as a result of the reduced coverage. Availability and cost of insurance coverage have generally fluctuated over time as the insurance industry reacts to various market forces and we will continue to consider changes in our coverage levels based on conditions in the insurance market.

WE ARE DEPENDENT ON SEVERAL THIRD-PARTY CONTRACTORS TO PERFORM KEY MANUFACTURING FUNCTIONS FOR US.

     We use several third-party contractors located throughout Asia for a portion of the assembly and testing of our products. We also rely on outside wafer foundries for a portion of the wafer fabrication of our analog and smart battery management products. Through the first half of fiscal 2004, we expect to continue to rely on one outside foundry to supply a substantial portion of the wafers that are required to support our smart battery management business, which represented approximately 2% of our net sales during the quarter ended March 31, 2003. Such foundry is a direct competitor of ours. Although we have reduced our dependence on third-party contractors over time, the disruption or termination of any of these sources could harm our business and operating results. Our use of third parties involves some reduction in our level of control over the portions of our business that we subcontract. Our future operating results could suffer if any third-party contractor were to experience financial, operations, production difficulties or situations when demand exceeds capacity, or if they were unable to maintain manufacturing yields, assembly and test yields and costs at approximately their current levels. In such case, we may not be able to qualify additional manufacturing sources for our products on a timely manner or at all, and such arrangements, if any, may not be on favorable terms to us.

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

OUR BUSINESS IS HIGHLY DEPENDENT ON SELLING THROUGH DISTRIBUTORS.

     Sales through distributors accounted for 60% of our net sales for the fiscal year ended March 31, 2003. Sales through one distributor accounted for 12% of our total net sales for the fiscal year ended March 31, 2003. Generally, we do not have long-term agreements with our distributors and our distributors may terminate their relationship with us with little or no advanced notice.

     The loss of, or a disruption in the operations of, one or more of our distributors could reduce our net sales in a given quarter and could result in an increase in inventory returns.

OUR OPERATING RESULTS MAY BE IMPACTED BY THE WIDE FLUCTUATIONS OF SUPPLY AND DEMAND IN THE SEMICONDUCTOR INDUSTRY.

     The semiconductor industry is characterized by wide fluctuations of supply and demand. Throughout the last three fiscal years, the industry experienced a significant economic downturn, characterized by diminished product demand and production over-capacity. We have sought to reduce our exposure to this industry cyclicality by selling proprietary products, that cannot be easily or quickly replaced, to a geographically diverse base of customers across a broad range of market segments. However, we have experienced substantial period-to-period fluctuations in operating results and may, in the future, experience period-to-period fluctuations in operating results due to general industry or economic conditions.

WE ARE EXPOSED TO VARIOUS RISKS RELATED TO LEGAL PROCEEDINGS OR CLAIMS.

     We are currently, and in the future may be, involved in legal proceedings or claims regarding patent infringement, intellectual property rights, contracts and other matters. In addition, as is typical in the semiconductor industry, we receive notification from customers who believe that we owe them indemnification or other obligations related to infringement claims made against the customers by third parties. These legal proceedings and claims, whether with or without merit, could result in substantial cost to us and divert our resources. If we are not able to resolve a claim, negotiate a settlement of a matter, obtain necessary licenses on commercially reasonable terms, and/or successfully prosecute or defend our position, our business, financial condition or results of operations could be harmed.

FAILURE TO ADEQUATELY PROTECT OUR INTELLECTUAL PROPERTY COULD RESULT IN LOST REVENUE OR MARKET OPPORTUNITIES.

     Our ability to obtain patents, licenses and other intellectual property rights covering our products and manufacturing processes is important for our success. To that end, we have acquired certain patents and patent licenses and intend to continue to seek patents on our inventions and manufacturing processes. The process of seeking patent protection can be long and expensive, and patents may not be issued from currently pending or future applications. In addition, our existing patents and any new patents that are issued may not be of sufficient scope or strength to provide meaningful protection or any commercial advantage to us. We may be subject to or may initiate interference proceedings in the U.S. Patent and Trademark Office, which can require significant financial and management resources. In addition, the laws of certain foreign countries do not protect our intellectual property rights to the same extent as the laws of the United States. Infringement of our intellectual property rights by a third party could result in uncompensated lost market and revenue opportunities for us.

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

BUSINESS INTERRUPTIONS COULD HARM OUR BUSINESS.

     Operations at any of our primary manufacturing facilities, or at any of our wafer fabrication or test and assembly subcontractors, may be disrupted for reasons beyond our control, including work stoppages, power loss, incidents of terrorism, political instability, public health issues such as SARS, telecommunications failure, fire, earthquake, floods, or other natural disasters. If operations at any of our, or our subcontractors', facilities are interrupted, we may not be able to shift production to other facilities on a timely basis. If this occurs, we may experience delays in shipments of products to our customers and alternate sources for production may be unavailable on acceptable terms. This could result in reduced revenues and profits and the cancellation of orders or loss of customers. In addition, business interruption insurance will likely not be enough to compensate us for any losses that may occur and any losses or damages incurred by us as a result of business interruptions could significantly harm our business.

WE ARE HIGHLY DEPENDENT ON FOREIGN SALES AND OPERATIONS, WHICH EXPOSES US TO FOREIGN POLITICAL AND ECONOMIC RISKS.

     Sales to foreign customers account for a substantial portion of our net sales. During the fiscal year ended March 31, 2003, approximately 71% of our net sales were made to foreign customers. We purchase a substantial portion of our raw materials and equipment from foreign suppliers. In addition, we own product assembly and testing facilities located near Bangkok, Thailand. We also use various foreign third-party contractors for a portion of our assembly and testing and for a portion of our wafer fabrication requirements for our analog and smart battery management products. Substantially all of our finished goods inventory is maintained in Thailand.

     Our reliance on foreign operations, foreign suppliers, maintenance of substantially all of our finished goods in inventory at foreign locations and significant foreign sales exposes us to foreign political and economic risks, including:

     o    political, social and economic instability
     o    trade restrictions and changes in tariffs
     o    import and export license requirements and restrictions
     o    difficulties in staffing and managing international operations
     o    employment regulations
     o    disruptions in international transport or delivery
     o    fluctuations in currency exchange rates
     o    difficulties in collecting receivables
     o    economic slowdown in the worldwide markets served by us, and
     o    potentially adverse tax consequences.

     If any of these risks materialize, our sales could decrease and our operating results could suffer.

CURRENT GEOPOLITICAL TURMOIL, PUBLIC HEALTH CONCERNS AND THE CONTINUING THREAT OF DOMESTIC AND INTERNATIONAL TERRORIST ATTACKS MAY ADVERSELY IMPACT OUR BUSINESS.

     International turmoil, such as the recent war in Iraq, the tensions in North Korea and the SARS outbreak, have contributed to an uncertain political and economic climate in the United States and in many of the countries in which we conduct business. These conditions make it difficult for us, and our customers, to accurately forecast and plan future business activities and could harm our business.

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

RECENTLY ENACTED AND PROPOSED CHANGES IN SECURITIES LAWS AND RELATED REGULATIONS COULD RESULT IN INCREASED COSTS TO US.

     Recently enacted and proposed changes in the laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act of 2002 and rules proposed by the SEC, Nasdaq and the NYSE, could result in increased costs to us as we respond to their requirements. The new rules could make it more difficult for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. In this regard, during our most recent annual renewal of our director and officer liability insurance policy, we experienced substantially reduced policy limits and terms at a significant cost increase compared to our prior coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our Board of Directors, on committees of our Board of Directors, or as executive officers. We cannot predict or estimate the amount of the additional costs we may incur or the timing of such costs that we may incur as we implement these new and proposed rules.

THE FUTURE TRADING PRICE OF OUR COMMON STOCK COULD BE SUBJECT TO WIDE FLUCTUATIONS IN RESPONSE TO A VARIETY OF FACTORS.

     The market price of our common stock has fluctuated significantly in the past and is likely to fluctuate in the future. The future trading price of our common stock could be subject to wide fluctuations in response to a variety of factors, many of which are beyond our control, including:

     o quarterly variations in our operating results and the operating results of other technology companies
     o actual or anticipated announcements of technical innovations or new products by us or our competitors
     o changes in analysts' estimates of our financial performance or buy/sell recommendations
     o    general conditions in the semiconductor industry, and
     o    worldwide economic and financial conditions.

     In addition, the stock market has experienced significant price and volume fluctuations that have particularly affected the market prices for many high technology companies and that often have been unrelated to the operating performance of such companies. These broad market fluctuations and other factors may harm the market price of our common stock.

ITEM 2. PROPERTIES

     At March 31, 2003, we owned the facilities described below:

                              APPROX. TOTAL
            LOCATION             SQ. FT.                    USES
            --------             -------                    ----
     Chandler, Arizona (1)       415,000       Executive and Administrative
                                               Offices; Wafer Fabrication (FAB
                                               1); R&D Center; Sales and
                                               Marketing; and Computer and
                                               Service Functions

     Tempe, Arizona              379,000       Wafer Fabrication (FAB 2); R&D
                                               Center; Administrative Offices;
                                               and Warehousing

     Puyallup, Washington (2)    700,000       Wafer Fabrication (FAB 3); R&D
                                               Center; Administrative Offices;
                                               and Warehousing

     Gresham, Oregon (3)         826,500       Wafer Fabrication (FAB 4); R&D
                                               Center; Administrative Offices;
                                               and Warehousing

     Chacherngsao, Thailand (4)  267,000 (5)   Test and Assembly; Sample Center;
                                               Warehousing; and Administrative
                                               Offices

----------
(1) On April 7, 2003, we announced that we would close Fab 1 and integrate certain of the personnel and processes from Fab 1 into Fab 2.
(2) Currently classified as an asset held-for-sale. We have retained a third-party broker who is actively marketing Fab 3 on our behalf. See "ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - SPECIAL CHARGES -FAB 3 IMPAIRMENT CHARGE," below at page 33 for a discussion of the status of Fab 3.
(3) Acquired in August 2002. Product and customer qualifications are in process and production start-up is currently planned for the third quarter of fiscal 2004.
(4) Located in the Alphatechnopolis Industrial Park near Bangkok on land to which we expect to acquire title in accordance with our agreement with the landowner. Progress towards obtaining full title of the land has been delayed due to a complex financial restructuring situation relating to the seller of the land. At this time it is not possible to estimate when full title transfer will be completed.
(5) Includes an additional 67,000 square feet of test and incremental assembly capacity constructed during fiscal 2003. The new capacity is currently not in use but will be put in use as needed.

     At the end of fiscal 2003, we owned long-lived assets in the United States amounting to $1,138.0 million and $290.2 million in other countries, including $182.2 million in Thailand. At the end of fiscal 2002, we owned long-lived assets in the United States amounting to $946.9 million and $328.7 million in other countries, including $163.9 million in Thailand.

     In addition to the facilities we own, we lease numerous research and development facilities and sales offices in North America, Europe and Asia. Our aggregate monthly rental payment for our leased facilities is approximately $295,000.

     We currently believe that our existing facilities will be adequate to meet our requirements for the next 12 months.

     As conditions in the insurance market have become more difficult over the last two fiscal years, our property insurance cost have increased, our coverage levels have decreased and our retained risk exposure from uninsured losses has increased. We have not made any material change to our operations as a result of the increased costs and reduced coverage. Availability and cost of coverage have generally fluctuated over time as the insurance industry reacts to various market forces and we will consider modifying our coverage levels in the future based on availability and pricing.

     THE FOREGOING STATEMENTS RELATED TO THE ACQUISITION OF TITLE TO THE LAND ON WHICH THE THAILAND FACILITY IS SITUATED, THE ADEQUACY OF EXISTING FACILITIES FOR THE NEXT 12 MONTHS AND CHANGES IN INSURANCE COVERAGE ARE FORWARD-LOOKING STATEMENTS. ACTUAL RESULTS COULD DIFFER MATERIALLY BECAUSE OF THE FOLLOWING FACTORS, AMONG OTHERS: DEVELOPMENTS IN THE FINANCIAL RESTRUCTURING OF THE SELLER OF THE LAND WHERE THE THAILAND FACILITY IS SITUATED; DEMAND FOR OUR PRODUCTS; FLUCTUATIONS IN PRODUCTION YIELDS, PRODUCTION EFFICIENCIES AND OVERALL CAPACITY UTILIZATION; COMPETITIVE PRESSURES ON PRICES; POLITICAL INSTABILITY AND EXPROPRIATION; COST AND AVAILABILITY OF INSURANCE; AND OTHER ECONOMIC CONDITIONS. SEE ALSO THE FACTORS SET FORTH UNDER "ITEM 1 - BUSINESS - ADDITIONAL FACTORS THAT MAY AFFECT RESULTS OF OPERATIONS," BEGINNING AT PAGE 11 OF THIS REPORT.

ITEM 3. LEGAL PROCEEDINGS

     MICROCHIP TECHNOLOGY INCORPORATED V. U.S. PHILIPS CORPORATION, ET AL. (DISTRICT OF ARIZONA, 01-CV-2090-PGR); U.S. PHILIPS CORPORATION V. ATMEL CORPORATION, ET AL. (SOUTHERN DISTRICT OF NEW YORK, 01-CV-9178-LAP). As previously reported, on October 26, 2001, we filed an action in federal district court in Arizona for declaratory relief against U.S. Philips Corporation and Philips Electronics North America Corp. requesting that the Court declare, among other matters, that we do not infringe Philips' U.S. Patent Nos. 4,689,740 and 5,559,502. We initiated legal action so that a determination could be made relating to the validity, enforceability and alleged infringement of, and our license to, the Philips' patents. In response to our filing the declaratory judgment action in Arizona, Philips filed an action against us in federal district court in New York, alleging infringement of the `740 patent and seeking unspecified damages and injunctive relief. The Arizona court has agreed to retain jurisdiction, and the New York case has been transferred to Arizona. In response to this development, on December 16, 2002, Philips filed a demand for arbitration in Amsterdam with the International Chamber of Commerce. We have submitted to the ICC Court of Arbitration a jurisdictional objection to proceeding with arbitration pending the outcome of the Arizona litigation, but the ICC has not yet ruled on this objection. Additionally, Philips and we have filed and briefed cross motions in the Arizona action with Philips seeing to compel the arbitration in the ICC while we are seeking to stay the arbitration and proceed with the Arizona action. The cross motions have not been decided. Pending a decision, discovery has been stayed by agreement between Philips and us. We intend to continue to litigate this matter vigorously. We currently believe that the outcome of this matter will not have a material adverse effect on our consolidated financial position or results of operations. However, the final outcome of this matter is inherently uncertain, and should the outcome be adverse to us, we may be required to pay damages and other expenses and may be subjected to injunctive relief. The litigation, even if resolved in our favor, may also result in diversion of management attention and significant legal fees.

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

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock is traded on the Nasdaq National Market under the symbol "MCHP." Our common stock has been quoted on the Nasdaq National Market since our initial public offering on March 19, 1993. The following table sets forth the quarterly high and low closing prices of our common stock as reported by the Nasdaq National Market for the last two years, adjusted to reflect a 3-for-2 stock split effected in May 2002:

     FISCAL 2003       HIGH     LOW       FISCAL 2002       HIGH     LOW
     -------------    ------   ------     -------------    ------   ------
     First Quarter    $33.07   $26.52     First Quarter    $22.29   $14.96
     Second Quarter    27.54    15.36     Second Quarter    25.59    16.89
     Third Quarter     29.29    19.44     Third Quarter     27.84    16.81
     Fourth Quarter    27.51    19.90     Fourth Quarter    28.81    22.26

     On May 27, 2003, there were approximately 545 holders of record of our common stock. This figure does not reflect beneficial ownership of shares held in nominee names.

     We declared our first quarterly cash dividend of $0.02 per share on October 25, 2002. Subsequent quarterly dividends were declared on January 21, 2003 ($0.02 per share) and on April 24, 2003 ($0.024 per share). Our Board is free to change its dividend practices at any time and to decrease or increase the dividend paid, or not to pay a dividend, on our common stock on the basis of our results of operations, financial condition, cash requirements and future prospects, and other factors deemed relevant by our Board. Our current intent is to provide for ongoing quarterly cash dividends depending upon market conditions and our results of operations.

     Please refer to Item 12, "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS," at page 40 below, for the information required by Item 201(d) of Regulation S-K with respect to securities authorized for issuance under our equity compensation plans at March 31, 2003.

ITEM 6. SELECTED FINANCIAL DATA

     You should read the following selected consolidated financial data for the five-year period ended March 31, 2003 in conjunction with our Consolidated Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 of this Form 10-K. Our consolidated income statement data for each of the years in the three-year period ended March 31, 2003, and the balance sheet data as of March 31, 2003 and 2002, are derived from our audited consolidated financial statements, included in Item 8 of this Form 10-K.

     We effected a 3-for-2 stock split, in the form of a stock dividend, on May 8, 2002. All references in this Form 10-K to the number of shares and earnings per share have been adjusted to reflect this stock split.

             THE REMAINDER OF THIS PAGE IS LEFT BLANK INTENTIONALLY

                                                                     Year Ended March 31,
                                                --------------------------------------------------------------
                                                   2003         2002         2001         2000         1999
                                                ----------   ----------   ----------   ----------   ----------
                                                            (in thousands, except per share data)
Income Statement Data (1):
     Net sales ..............................   $  651,462   $  571,254   $  715,730   $  553,051   $  460,723
     Cost of sales ..........................      299,227      284,518      335,016      269,611      240,170
     Research and development ...............       87,963       81,650       78,595       52,365       46,375
     Selling, general and administrative ....       89,355       82,615      102,620       86,750       72,502
     Special charges (2) ....................       50,800           --       17,358       (2,131)      34,495
                                                ----------   ----------   ----------   ----------   ----------
     Operating income .......................      124,117      122,471      182,141      146,456       67,181
     Interest income (expense), net .........        3,344        4,344       12,741        1,569       (1,824)
     Other income (expense), net ............          871          376        2,080          770          665
     Net loss in equity investment (2) ......           --           --       (2,190)          --           --
     Gain on sale of investment (2) .........           --           --        1,427        5,819           --
                                                ----------   ----------   ----------   ----------   ----------
     Income before income taxes .............      128,332      127,191      196,199      154,614       66,022
     Provision for income taxes .............       28,657       32,377       53,363       39,441       19,481
                                                ----------   ----------   ----------   ----------   ----------
     Net income before cumulative effect of
       change in accounting principle .......       99,675       94,814      142,836      115,173       46,541
                                                ----------   ----------   ----------   ----------   ----------
     Cumulative effect of change in
       accounting principle (3) .............       11,443           --           --           --           --
                                                ----------   ----------   ----------   ----------   ----------
     Net income .............................   $   88,232   $   94,814   $  142,836   $  115,173   $   46,541
                                                ==========   ==========   ==========   ==========   ==========
     Basic net income per share .............   $     0.44   $     0.48   $     0.74   $     0.63   $     0.25
     Diluted net income per share ...........   $     0.42   $     0.45   $     0.70   $     0.59   $     0.24
     Basic common shares outstanding ........      202,483      199,184      193,632      183,471      185,250
     Diluted common shares outstanding ......      210,646      208,907      205,190      195,509      193,323

                                                                      Year Ended March 31,
                                                --------------------------------------------------------------
                                                   2003         2002         2001         2000         1999
                                                ----------   ----------   ----------   ----------   ----------
                                                                        (in thousands)
Balance Sheet Data (1):

     Working capital ........................   $  393,979   $  381,211   $  176,936   $  225,504   $  110,888
     Total assets ...........................    1,428,275    1,275,600    1,161,349      861,352      546,396
     Long-term obligations, less current
       portion ..............................           --           --           --           --       27,678
     Stockholders' equity ...................    1,178,949    1,075,779      942,848      662,878      384,715

(1) On January 16, 2001, we merged with TelCom Semiconductor, Inc. and accounted for the merger as a pooling-of-interests. Accordingly, the selected financial data has been restated to include the operations of TelCom for all periods presented. TelCom had a December 31 fiscal year end, thus the selected financial data presented for March 31, 2000 and 1999 have been combined with the operations of TelCom as of and for the years ended December 31, 1999 and 1998. We have conformed the TelCom financial data to a March 31 year end for the March 31, 2001 fiscal year.

(2) There were no special charges during the fiscal year ended March 31, 2002. Detailed discussions of the special charges, net loss in equity investment, and gain on sale of investment for the fiscal years ended March 31, 2003 and 2001 are contained in Note 2 to the Consolidated Financial Statements. Detailed explanations of the special charges for the fiscal years ended March 31, 2000 and 1999 are provided below. The following table presents a summary of special charges for the five-year period ended March 31, 2003:

                                                                Year Ended March 31,
                                                -----------------------------------------------------
                                                  2003       2002       2001       2000        1999
                                                --------   --------   --------   --------    --------
                                                                    (in thousands)
     Fab 3 impairment charge ................   $ 41,500   $     --   $     --   $     --    $     --
     In process research and
       development charge ...................      9,300         --         --         --          --
     Restructuring charges ..................         --         --      6,409        269      20,908
     TelCom merger charges ..................         --         --     10,949         --          --
     Intellectual property settlement .......         --         --         --     (3,600)      5,105
     Legal charges ..........................         --         --         --      1,200          --
     Keeloq acquisition .....................         --         --         --         --       7,632
     Sales restructuring ....................         --         --         --         --         850
                                                --------   --------   --------   --------    --------

     Totals .................................   $ 50,800   $     --   $ 17,358   $ (2,131)   $ 34,495
                                                ========   ========   ========   ========    ========

(3) We changed our revenue recognition policy as it relates to Asia regional distributors during fiscal 2003. See "Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CHANGE IN ACCOUNTING PRINCIPLE," beginning at page 24 below, for a discussion of this change.

FISCAL 2000

     TelCom recorded restructuring charges in its quarter ended March 31, 1999 of $0.3 million, primarily for employee severance costs. These charges have been reflected in our fiscal 2000 operating results. All restructuring reserves relating to these charges have been fully utilized.

     LEGAL SETTLEMENT WITH LUCENT TECHNOLOGIES INC.

     On January 13, 1998, we finalized a settlement of patent litigation with Lucent Technologies Inc. Under the terms of the settlement, we made a one-time cash payment to Lucent and issued to Lucent a warrant to acquire 1,012,500 shares of our common stock at $7.48 per share. We originally assigned a value of $3.3 million to the warrant and recorded the amount in accrued liabilities. The warrant was exercised by the holder in fiscal 2002, and the $3.3 million was reclassified to additional paid-in capital and is now reflected in our Statement of Stockholders' Equity and Other Comprehensive Income. The terms of the settlement also provided for a contingent payment to Lucent if our earnings per share performance for the three and one-half year period ended June 30, 2001 did not meet certain targeted levels. Based on the estimate of earnings per share for the measurement period as of March 31, 1999, we provided appropriate reserves of approximately $5.1 million to meet this liability. Due to the sale of the warrant by the holder to a third party, the associated reserve became unnecessary and $3.6 million of the special charge was reversed in the quarter ended September 30, 1999.

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

     Included in the restructuring charges resulting from elimination of the 5-inch production capacity was:

     o    $6.8 million related to equipment that was written off
     o    $0.3 million related to employee severance costs, and
     o    $0.5 million related to other restructuring costs.

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

     In August 1998, TelCom announced plans to shut down its 5-inch wafer fabrication facility in Mountain View, California and use third-party foundries for all of its wafer fabrication requirements. In conjunction with the shut-down of its wafer fabrication facility, TelCom recorded fab closure charges totaling $7.2 million, predominately associated with the write-down and write-off of manufacturing equipment and facilities improvements and related charges associated with the manufacturing restructuring. All restructuring reserves relating to these charges have been fully utilized.

     KEELOQ(R) HOPPING CODE

     On November 17, 1995, we acquired the KEELOQ(R) hopping code technology and patents developed by Nanoteq Ltd. of the Republic of South Africa, and marketing rights related thereto. The acquisition of KEELOQ(R) was treated as an asset purchase for accounting purposes. The amount paid for KEELOQ(R), including related costs, was $12.9 million. In December 1995, we wrote off $11.4 million, which represented the portion of the purchase price relating to in-process R&D costs, as well as all acquisition-related expenses. The remaining $1.5 million was capitalized as purchased technology. The amount of the purchased technology was determined by applying a discounted cash flow model to the expected future revenue stream of the products acquired.

     In March 1999, a second cash payment of $10.3 million was made in accordance with the terms of the original purchase agreement, and was capitalized as purchased technology. In addition, $1.1 million of legal costs paid to defend the KEELOQ(R) intellectual property was also capitalized, resulting in a total net carrying amount of $11.9 million including the $0.5 million of residual asset value capitalized a part of the initial payment, as of March 31, 1999. Although we were obligated to make the second payment, we were concerned that the recoverability of the carrying amount of the technology asset might not be recoverable due to change in the forecasted cash flows related to the KEELOQ(R) products. In accordance with SFAS 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG LIVED ASSETS AND FOR LONG LIVED ASSETS TO BE DISPOSED OF, paragraphs 4 through 11, we prepared an undiscounted cash flow analysis at March 31, 1999, which determined that the value of the KEELOQ(R) technology was impaired. We measured the impairment using a discounted cash flow analysis to determine the fair value of the asset, which was deemed to be $4.3 million, resulting in an impairment write-down of $7.6 million. The value of the purchased technology remaining at March 31, 1999 of $4.3 million was amortized over 3 years, the remaining life of the technology.

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

THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS INCLUDING THOSE SET FORTH IN THIS ITEM 7, AND UNDER "ITEM 1 - BUSINESS - ADDITIONAL FACTORS THAT MAY AFFECT RESULTS OF OPERATIONS," BEGINNING AT PAGE 11, ABOVE, AND ELSEWHERE IN THIS FORM 10-K. ALTHOUGH WE BELIEVE THAT THE EXPECTATIONS REFLECTED IN THE FORWARD-LOOKING STATEMENTS ARE REASONABLE, WE CANNOT GUARANTEE FUTURE RESULTS, LEVELS OF ACTIVITY, PERFORMANCE OR ACHIEVEMENTS. YOU SHOULD NOT PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS. WE DISCLAIM ANY OBLIGATION TO UPDATE INFORMATION CONTAINED IN ANY FORWARD-LOOKING STATEMENT.

     On January 16, 2001, we merged with TelCom and accounted for the merger as a pooling-of-interests. Accordingly, our consolidated financial statements have been restated to include the operations of TelCom for all periods presented. TelCom had a December 31 fiscal year end, thus the consolidated financial statements presented for March 31, 2000 and 1999 have been combined with the operations of TelCom as of and for the years ended December 31, 1999 and 1998. We have conformed the TelCom financial data to a March 31 year end for the March 31, 2001 fiscal year.

RECENT DEVELOPMENT

     On April 7, 2003, we announced our intention to close our Chandler, Arizona (Fab 1) wafer fabrication facility and integrate certain Fab 1 personnel and processes into our Tempe, Arizona (Fab 2) wafer fabrication facility. This decision was made as a result of days of inventory at March 31, 2003 reaching 128 days, increasing from 110 days at December 31, 2002. This increase in inventory reflects the lower demand for our products that we experienced in the March 2003 quarter. We made the decision to close Fab 1 in order to better align our production capacity to current demand requirements. This decision making process included a review of our capacity including the forthcoming start-up of our Gresham Oregon (Fab 4) wafer fabrication facility which is required to produce our more advanced products. We expect to complete the integration process during the quarter ending June 30, 2003, after which Fab 1 will cease to operate as a wafer fabrication facility. The closure of Fab 1 and the integration of certain Fab 1 personnel into Fab 2 operations will result in a reduction in force of approximately 140 employees. We expect that, in the first quarter of fiscal 2004, we will incur accelerated depreciation charges and other expenses related to the shut down of Fab 1 of between $27 million and $33 million.

CHANGE IN ACCOUNTING PRINCIPLE

     We have historically recognized revenue from sales to our Americas, European and multinational Asian distributors at Point of Sale (POS), or when those distributors sell our products to their customers, and prior to fiscal 2003 we recognized revenue on sales to regional Asian distributors at Point of Purchase (POP), or when we shipped product to these distributors. Upon shipment, amounts billed to distributors at POS are included as accounts receivable, inventory is relieved, the sale is deferred and the gross margin is reflected as a current liability until the product is sold by the distributor to its customers.

     On March 18, 2003, we announced that we would change our revenue recognition policy relating to regional Asian distributors from POP to POS. We believe that revenue recognition at POS for sales to distributors as our sole revenue recognition policy worldwide is a more reflective measure of end customer demand for our products. To implement the change in revenue recognition, we recorded the cumulative effect of a change in accounting principle of $11.4 million (net of income taxes of $6.6 million) as of April 1, 2002, the beginning of fiscal 2003. The cumulative effect of this change in accounting principle was calculated by multiplying the quantity of our inventory that the regional Asia distributors maintained as of April 1, 2002 by the gross margin we would realize on those sales, net of related income tax. We restated our quarterly results for fiscal 2003 to conform to the change in accounting principle and have included at Note 23 of our Consolidated Financial Statements a comparative table of our earnings for the first three quarters of fiscal 2003 with and without the change in accounting principle. The restatement of the first three quarters of fiscal 2003 resulted in a cumulative reduction in revenue of approximately $8.7 million and a cumulative reduction in net income of approximately $2.4 million or $.01 per share.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     GENERAL

     Our discussion and analysis of Microchip's financial condition and results of operations is based upon our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. We review the accounting policies we use in reporting our financial results on a regular basis. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, inventories, income taxes, property plant and equipment, litigation and impairment of property, plant and equipment and assets held for sale. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Results may differ from these estimates due to actual outcomes being different from those on which we based our assumptions. We review these estimates and judgments on an ongoing basis. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

     REVENUE RECOGNITION

     We recognize revenue from product sales upon shipment to OEMs. For sales recorded upon shipment, we record reserves to cover the estimated customer returns. Returns have historically been less than 1.5% of sales. To the extent rates of return change, our estimates for the reserves necessary to cover such returns would also change. Our distributors have broad rights to return products and price protection rights, so we defer revenue recognition until the distributor sells the product to their customers. Upon shipment, amounts billed to distributors are included as accounts receivable, inventory is relieved, the sale is deferred and the gross margin is reflected as a current liability until the product is sold by the distributor to their customers. We changed our revenue recognition policy as it relates to sales to Asia regional distributors during fiscal 2003 as described above at page 24 and in Note 1 to our consolidated financial statements.

     INVENTORIES

     Inventories are valued at the lower of cost or market using the first-in, first-out (FIFO) method. We write down our inventory for estimated obsolescence or unmarketable inventory in an amount equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those we projected are, additional inventory write-downs may be required. Inventory impairment charges establish a new cost basis for inventory and charges are not subsequently reversed to income even if circumstances later suggest that increased carrying amounts are recoverable. In estimating our reserves for obsolescence, we generally evaluate estimates of demand over a 12-month period which is based on the most recent quarter multiplied by four and provide reserves for inventory on hand in excess of the estimated 12-month demand.

     INCOME TAXES

     As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income within the relevant jurisdiction and to the extent we believe that recovery is not likely, we must establish a valuation allowance. We have not provided for a valuation allowance because we believe that it is "more likely than not" that our deferred tax assets will be recovered from future taxable income. Should we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made. At March 31, 2003, our gross deferred tax asset was $116.5 million.

     Numerous taxing authorities in the countries in which we do business are increasing their scrutiny of various tax structures employed by businesses. We believe that we maintain adequate tax reserves to offset the potential tax liabilities that may arise upon audit in these countries. If such amounts ultimately prove to be unnecessary, the resulting reversal of such reserves would result in tax benefits being recorded in the period the reserves are no longer deemed necessary. If such amounts ultimately prove to be less than the ultimate assessment, a future charge to expense would result.

     THE FOREGOING STATEMENTS REGARDING THE RECOVERABILITY OF OUR DEFERRED TAX ASSET AND THE ADEQUACY OF OUR TAX RESERVES ARE FORWARD-LOOKING STATEMENTS. ACTUAL RESULTS COULD DIFFER MATERIALLY BECAUSE OF THE FOLLOWING FACTORS, AMONG
OTHERS: RESULTS OF ANY AUDIT CONDUCTED BY THE VARIOUS TAXING AUTHORITIES IN THE COUNTRIES IN WHICH WE DO BUSINESS; THE LEVEL OF OUR TAXABLE INCOME AND WHETHER OUR TAXABLE INCOME WILL BE SUFFICIENT TO REALIZE THE BENEFITS AVAILABLE FROM OUR DEFERRED TAX ASSETS; CURRENT AND FUTURE TAX LAWS AND REGULATIONS; AND TAXATION RATES IN GEOGRAPHIC REGIONS WHERE WE HAVE SIGNIFICANT OPERATIONS.

     PROPERTY PLANT & EQUIPMENT

     Property, plant and equipment are stated at cost. Major renewals and improvements are capitalized, while maintenance and repairs are expensed when incurred. At March 31, 2003, the carrying value of our property and equipment totaled $767.9 million, which represents 53.8% of our total assets. This carrying value reflects the application of our property and equipment accounting policies, which incorporate estimates, assumptions and judgements relative to the useful lives of our property and equipment. Depreciation is provided on a straight-line basis over the estimated useful lives of the related assets, which range from five to seven years on manufacturing equipment and approximately 30 years on buildings.

     Fab 4 has not been placed in service and the related depreciation of the assets at Fab 4 has not commenced. The lives to be used for depreciating the equipment at Fab 4 will be evaluated at such time as the assets are placed in service. We do not believe that the temporary idling of such assets has impaired the estimated life or values of the underlying assets.

     In April 2003, we announced our intention to close Fab 1 and integrate certain Fab 1 personnel and processes into Fab 2. We expect to complete the integration process during the quarter ended June 30, 2003, after which Fab 1 will cease to operate as a wafer fabrication facility. The closure of Fab 1 and the integration of certain Fab 1 personnel into Fab 2 operations will result in a reduction in force of approximately 140 employees. We expect that, in the first quarter of fiscal 2004, we will incur accelerated depreciation charges on the underlying assets and other expenses related to the shut down of Fab 1.

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

     LITIGATION

     Our current estimated range of liability related to certain pending litigation is based on the probable loss of claims for which we can estimate the amount and range of loss, and recorded reserves were not significant at March 31, 2003.

     Because of the uncertainties related to both the probability of loss and the amount and range of loss on the remaining pending litigation, we are unable to make a reasonable estimate of the liability that could result from an unfavorable outcome. As additional information becomes available, we will assess the potential liability related to our pending litigation and revise our estimates. Revisions in our estimates of the potential liability could materially impact our results of operation and financial position.

     IMPAIRMENT OF PROPERTY, PLANT AND EQUIPMENT AND ASSETS HELD FOR SALE

     We assess whether indicators of impairment of long-lived assets are present. If such indicators are present, we determine whether the sum of the estimated undiscounted cash flows attributable to the assets in question is less than their carrying value. If less, we recognize an impairment loss based on the excess of the carrying amount of the assets over their respective fair values. Fair value is determined by discounted future cash flows, appraisals or other methods. If the assets determined to be impaired are to be held and used, we recognize an impairment loss through a charge to our operating results to the extent the present value of anticipated net cash flows attributable to the asset are less than the asset's carrying value, which we depreciate over the remaining estimated useful life of the asset. We may incur impairment losses, or additional losses on already impaired assets, in future periods if factors influencing our estimates change.

RESULTS OF OPERATIONS

     The following table sets forth certain operational data as a percentage of net sales for the years indicated:

                                                      Year Ended March 31,
                                                 ------------------------------
                                                  2003        2002        2001
                                                 ------      ------      ------
Net sales ..................................      100.0%      100.0%      100.0%
Cost of sales ..............................       45.9%       49.8%       46.8%
                                                 ------      ------      ------
Gross profit ...............................       54.1%       50.2%       53.2%
Research and development ...................       13.5%       14.3%       11.0%
Selling, general and administrative ........       13.7%       14.5%       14.4%
Special charges ............................        7.8%         --         2.4%
                                                 ------      ------      ------
Operating income ...........................       19.1%       21.4%       25.4%
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

     Our net sales of $651.5 million in fiscal 2003 increased by $80.2 million, or 14.0%, over fiscal 2002, and net sales of $571.3 million in fiscal 2002 decreased by $144.5 million, or 20.2%, over fiscal 2001. The increase in net sales in fiscal 2003 compared to fiscal 2002 resulted primarily from increased demand, predominantly for our proprietary microcontroller and analog and interface products. The decrease in net sales in fiscal 2002 compared to fiscal 2001 resulted primarily from slowing demand from end markets, and to a lesser extent from inventory corrections at our customers, overall semiconductor industry conditions and Serial EEPROM pricing declines. We believe that we have continued to grow our percentage of market share in the embedded control market over the last three fiscal years. Key factors that have driven our net sales performance during the last three fiscal years include:

     o    continued market share gains
     o    increasing semiconductor content in our customers' products
     o our new product offerings that have increased our served available market, and
     o    increasing demand for our programmable products.

     Sales by product line for the fiscal years ended March 31, 2003, 2002 and 2001 were as follows (dollars in thousands):

                                                       Year Ended March 31,
                                    -----------------------------------------------------------
                                      2003       %         2002       %         2001       %
                                    --------   ------    --------   ------    --------   ------
Microcontrollers ................   $516,383     79.3    $443,262     77.6    $468,751     65.5
Memory products .................     87,158     13.4      85,473     15.0     177,821     24.8
Analog and interface products ...     47,921      7.3      42,519      7.4      69,158      9.7
                                    --------   ------    --------   ------    --------   ------

Total Sales .....................   $651,462    100.0%   $571,254    100.0%   $715,730    100.0%
                                    ========   ======    ========   ======    ========   ======

     Certain reclassifications have been made to conform the prior period amounts to the current period presentation.

     MICROCONTROLLERS

     Our microcontroller product line represents the largest component of our total net sales. Microcontrollers and associated application development systems accounted for approximately 79% of our total net sales in fiscal 2003, approximately 78% of our total net sales in fiscal 2002 and approximately 66% of our total net sales in fiscal 2001.

     Net sales of our microcontroller products increased approximately 17% in fiscal 2003, compared to fiscal 2002. The increase in net sales was primarily due to increased demand for our microcontroller products in end markets, driven principally by market share gains and those factors described above under "NET SALES" at page 27. The end markets that we serve include the automotive, communications, computing, consumer and industrial control markets. During fiscal 2002 the semiconductor industry experienced significant demand reductions based on overall market conditions. Net sales of our microcontroller products decreased approximately 5% in fiscal 2002, compared to fiscal 2001. The decrease in net sales of our microcontroller products was significantly lower than the decrease in our other product lines, due primarily to our continuing design win performance and the overall positioning of our proprietary product offerings.

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

     MEMORY PRODUCTS

     Sales of our memory products accounted for approximately 13% of our total net sales in fiscal 2003, approximately 15% of our total net sales in fiscal 2002 and approximately 25% of our total net sales in fiscal 2001.

     Net sales of our memory products increased approximately 2% in fiscal 2003, compared to fiscal 2002, driven primarily by customer demand conditions within the Serial EEPROM market, which products comprise substantially all of our memory product net sales. Net sales of our memory products decreased by approximately 52% in fiscal 2002, compared to fiscal 2001, driven by over supply in the market and significant pricing pressures.

     Serial EEPROM product pricing has historically been cyclical in nature, with steep price declines followed by periods of relative price stability, driven by changes in industry capacity at different stages of the business cycle. During the past three fiscal years, we have experienced several Serial EEPROM product pricing trends due to market conditions. In fiscal 2001 we experienced product pricing increases due to supply constraints within the market. We experienced significant competitive downward pricing pressures in our Serial EEPROM product lines during the first half of fiscal 2002, returning to modest pricing declines in the second half of fiscal 2002. We experienced modest pricing declines in our Serial EEPROM product lines during fiscal 2003 compared to fiscal 2002. We have experienced, and expect to continue to experience, varying degrees of competitive pricing pressures in our Serial EEPROM products. We may be unable to maintain the average selling prices of our Serial EEPROM products as a result of increased pricing pressure in the future, which would adversely affect our operating results.

     ANALOG AND INTERFACE PRODUCTS

     Sales of our analog and interface products accounted for approximately 7% of our total net sales in fiscal 2003 and fiscal 2002 and approximately 10% of our total net sales in fiscal 2001.

     Net sales of our analog and interface products increased approximately 13% in fiscal 2003, compared to fiscal 2002 driven primarily by new proprietary design wins, supply and demand conditions within the market and our ability to gain market share. Net sales of our analog and interface products decreased approximately 39% in fiscal 2002, compared to fiscal 2001 as a result of decreased demand, primarily in the telecommunications market.

     Analog and interface products can be proprietary or non-proprietary in nature. Currently, we consider approximately 45% of our analog and interface product mix to be proprietary in nature, where prices are relatively stable, similar to the pricing stability experienced in our microcontroller products. The non-proprietary portion of our analog and interface business will experience price fluctuations, driven primarily by the current supply and demand for those products. During fiscal 2003, pricing of our non-proprietary analog and interface products was approximately flat compared to fiscal 2002. During fiscal 2002, our analog and interface products experienced price reductions of approximately 25% compared to fiscal 2001. The price decreases experienced in fiscal 2002 can be primarily attributed to the supply and demand environment and the integration of the TelCom products into our pricing structure. We may be unable to maintain the average selling prices of our analog and interface products as a result of increased pricing pressure in the future, which would adversely affect our operating results. We anticipate the proprietary portion of our analog and interface products to increase over time.

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

     The percentage of turns orders in any given quarter is dependent on overall semiconductor industry conditions and product lead times. As such, our percentage of turns orders required in any particular quarter has fluctuated over the last three fiscal years between 20% and 62%. During fiscal 2003 our turns orders were at the high end of this range.

     Turns orders are difficult to predict, and we may not experience the combination of turns orders and shipments from backlog in a quarter that would be sufficient to achieve anticipated net sales. If we do not achieve a sufficient level of turns orders in a particular quarter, our net sales and operating results will suffer.

     THE FOREGOING STATEMENTS REGARDING COMPETITIVE PRICING PRESSURE IN OUR MICROCONTROLLER, SERIAL EEPROM AND ANALOG AND INTERFACE PRODUCT LINES, OUR ABILITY TO MODERATE FUTURE AVERAGE SELLING PRICE DECLINES IN OUR MICROCONTROLLER PRODUCT LINES AND THE PROPRIETARY PORTION OF OUR ANALOG AND INTERFACE PRODUCT LINES INCREASING OVER TIME ARE FORWARD-LOOKING STATEMENTS. ACTUAL RESULTS COULD DIFFER MATERIALLY BECAUSE OF THE FOLLOWING FACTORS, AMONG OTHERS: THE LEVEL OF ORDERS THAT ARE RECEIVED AND CAN BE SHIPPED IN A QUARTER; CHANGES IN DEMAND FOR OUR PRODUCTS AND THE PRODUCTS OF OUR CUSTOMERS; THE LEVEL AND TIMING AT WHICH PREVIOUS DESIGN WINS BECOME ACTUAL ORDERS AND SALES; INVENTORY MIX AND TIMING OF CUSTOMER ORDERS; CUSTOMERS' INVENTORY LEVELS, ORDER PATTERNS AND SEASONALITY; LEVEL OF SELL-THROUGH OF OUR PRODUCTS THROUGH DISTRIBUTION IN ANY PARTICULAR FISCAL PERIOD; OUR ABILITY TO RAMP PRODUCTS INTO VOLUME PRODUCTION; COMPETITION AND COMPETITIVE PRESSURES ON PRICING AND PRODUCT AVAILABILITY; DISRUPTIONS IN COMMERCIAL ACTIVITIES, OR INTERNATIONAL TRANSPORT OR DELIVERY OCCASIONED BY TERRORIST ACTIVITY, ARMED CONFLICT, WAR OR AN UNEXPECTED INCREASE IN THE PRICE OF, OR DECREASE IN THE SUPPLY OF, OIL RESULTING IN REDUCED END-USER PURCHASES RELATIVE TO EXPECTATIONS; IMPACT OF EVENTS OUTSIDE THE UNITED STATES, SUCH AS THE BUSINESS IMPACT OF FLUCTUATING CURRENCY RATES OR UNREST OR POLITICAL INSTABILITY; THE CYCLICAL NATURE OF BOTH THE SEMICONDUCTOR INDUSTRY AND THE MARKETS ADDRESSED BY OUR PRODUCTS; MARKET ACCEPTANCE OF OUR NEW PRODUCTS AND THOSE OF OUR CUSTOMERS; THE FINANCIAL CONDITION OF OUR CUSTOMERS; FLUCTUATIONS IN PRODUCTION YIELDS, PRODUCTION EFFICIENCIES AND OVERALL CAPACITY UTILIZATION; CHANGES IN PRODUCT MIX; ABSORPTION OF FIXED COSTS, LABOR AND OTHER FIXED MANUFACTURING COSTS; AND GENERAL INDUSTRY, ECONOMIC AND POLITICAL CONDITIONS.

     DISTRIBUTION

     Distributors accounted for 60% of our net sales in fiscal 2003, 62% of our net sales in fiscal 2002 and 65% of our net sales in fiscal 2001.

     Our largest distributor accounted for approximately 12% of our net sales in fiscal 2003, 13% of our net sales in fiscal 2002 and 14% of our net sales in fiscal 2001.

     Generally, we do not have long-term agreements with our distributors and we, or our distributors, may terminate their relationships with us with little or no advanced notice. The loss of, or the disruption in the operations of, one or more of our distributors could reduce our future net sales in a given quarter and could result in an increase in inventory returns.

     At March 31, 2003, distributors were maintaining an average of approximately 2.5 months of inventory of our products. Over the past three fiscal years, the months of inventory maintained by our distributors have fluctuated between approximately 2.3 and 3.8 months. While inventory levels at our distributors are at the low end of the range we have experienced over the last three years, we would not anticipate any significant change in inventory holding patterns until lead times for our products, and the industry generally, extend beyond the current levels. As we recognize revenue based on sell through for all of our distributors, we do not believe that inventory holding patterns at our distributors will impact our net sales.

     THE FOREGOING STATEMENTS REGARDING OUR ANTICIPATION THAT DISTRIBUTOR INVENTORY HOLDING PATTERNS WILL NOT SIGNIFICANTLY CHANGE UNTIL LEAD TIMES FOR OUR PRODUCTS, AND THE INDUSTRY IN GENERAL, EXTEND BEYOND THE CURRENT LEVELS AND OUR BELIEF THAT INVENTORY HOLDING PATTERNS AT OUR DISTRIBUTORS WILL NOT IMPACT OUR NET SALES ARE FORWARD-LOOKING STATEMENTS. ACTUAL RESULTS COULD DIFFER MATERIALLY BECAUSE OF THE FOLLOWING FACTORS, AMONG OTHERS: THE RATE OF RECOVERY IN THE OVERALL ECONOMY AND THE UNCERTAINTY OF CURRENT ECONOMIC AND POLITICAL CONDITIONS; CHANGES IN DEMAND FOR OUR PRODUCTS AND THE PRODUCTS OF OUR CUSTOMERS; THE LEVEL AND TIMING AT WHICH PREVIOUS DESIGN WINS BECOME ACTUAL ORDERS AND SALES; INVENTORY MIX AND TIMING OF CUSTOMER ORDERS; CUSTOMERS' INVENTORY LEVELS, ORDER PATTERNS AND SEASONALITY; THE IMPACT ON OUR BUSINESS AND CUSTOMER ORDER PATTERNS DUE TO MAJOR PUBLIC HEALTH CONCERN, SUCH AS THE SPREAD OF THE SARS VIRUS; LEVEL OF SELL-THROUGH OF OUR PRODUCTS THROUGH DISTRIBUTION IN ANY PARTICULAR FISCAL PERIOD; DISRUPTIONS IN COMMERCIAL ACTIVITIES, OR INTERNATIONAL TRANSPORT OR DELIVERY OCCASIONED BY TERRORIST ACTIVITY, ARMED CONFLICT, WAR OR AN UNEXPECTED INCREASE IN THE PRICE OF, OR DECREASE IN THE SUPPLY OF, OIL RESULTING IN REDUCED END-USER PURCHASES RELATIVE TO EXPECTATIONS; IMPACT OF EVENTS OUTSIDE THE UNITED STATES, SUCH AS THE BUSINESS IMPACT OF FLUCTUATING CURRENCY RATES OR UNREST OR POLITICAL INSTABILITY; THE CYCLICAL NATURE OF BOTH THE SEMICONDUCTOR INDUSTRY AND THE MARKETS ADDRESSED BY OUR PRODUCTS; MARKET ACCEPTANCE OF OUR NEW PRODUCTS AND THOSE OF OUR CUSTOMERS; AND THE FINANCIAL CONDITION OF OUR CUSTOMERS.

     SALES BY GEOGRAPHY

     Sales by geography for the fiscal years ended March 31, 2003, 2002 and 2001 were as follows (dollars in thousands):

                                        Year Ended March 31,
                    -----------------------------------------------------------
                      2003       %         2002       %         2001       %
                    --------   ------    --------   ------    --------   ------
Americas            $219,504     33.7    $192,924     33.8    $236,295     33.0
Europe               177,727     27.3     179,355     31.4     219,302     30.6
Asia                 254,231     39.0     198,975     34.8     260,133     36.4
                    --------   ------    --------   ------    --------   ------

Total Sales         $651,462    100.0%   $571,254    100.0%   $715,730    100.0%
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

     Sales to foreign customers accounted for approximately 71% of our net sales in fiscal 2003, approximately 69% of our net sales in fiscal 2002 and approximately 68% of our net sales in each of fiscal 2001. The majority of our foreign sales are U.S. Dollar denominated.

     Sales to customers in China accounted for approximately 13% of our net sales in fiscal 2003. We did not have sales into any other countries that exceeded 10% of our net sales during the periods covered by this report.

     GROSS PROFIT

     Our gross profit was $352.2 million in fiscal 2003, $286.7 million in fiscal 2002 and $380.7 million in fiscal 2001. Gross profit as a percent of sales was 54.1% in fiscal 2003, 50.2% in fiscal 2002 and 53.2% in fiscal 2001.

     The most significant factors affecting gross profit percentage over the past three fiscal years were:

     o higher levels of manufacturing capacity utilization in fiscal 2003, compared to fiscal 2002
     o reduced levels of manufacturing capacity utilization in fiscal 2002, compared to fiscal 2001
     o continued cost reductions in wafer fabrication and assembly and test manufacturing
     o our ability to maintain average selling prices for our microcontroller products where moderate downward pricing pressures have been offset by introduction of new products with more features and higher selling prices
     o varying positive and negative factors impacting the average selling prices of our Serial EEPROM products

     o fluctuations in the product mix of proprietary microcontroller and analog products and related Serial EEPROM products
     o    the sale of inventory that was previously reserved for, and
     o    one-week plant shutdowns in each quarter of fiscal 2002.

     By March 31, 2001, we reduced cumulative wafer capacity at Fab 1 and Fab 2 by approximately 24%, compared to our December 31, 2000 levels, in response to business conditions that resulted in decreased product demand. During fiscal 2002, we operated at approximately 70% of our cumulative total Fab 1 and Fab 2 capacity due to the capacity reductions implemented in the March 2001 quarter and one-week plant shutdowns in each quarter of fiscal 2002. Our overall gross margins in fiscal 2002 were negatively impacted by these actions due to the relatively high fixed costs inherent in our wafer fabrication manufacturing. During fiscal 2003, we operated at approximately 85% of our cumulative total Fab 1 and Fab 2 capacity, which favorably impacted gross margins, compared to fiscal 2002.

     The process technologies utilized and the size of the wafers on which our products are produced impact our gross margins. Fabs 1 and 2 currently utilize various manufacturing process technologies, but predominantly utilize our 0.5 to 1.0-micron processes. We continue to transition products to more advanced process technologies to reduce future manufacturing costs. In fiscal 2002 and fiscal 2003, approximately 80% of our production was on 8-inch wafers. In fiscal 2001, approximately 62% of our production was on 8-inch wafers. All of our production will be on 8-inch wafers once the Fab 1 personnel and processes are integrated into Fab 2.

     Our overall inventory levels were $102.3 million at March 31, 2003, compared to $88.6 million at March 31, 2002 and $95.7 million at March 31, 2001. We had 128 days of inventory on our balance sheet at March 31, 2003, compared to 110 days at March 31, 2002 and 114 days at March 31, 2001. See "ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - RECENT DEVELOPMENT," beginning at page 24 above, for a discussion of our anticipated actions related to our overall inventory levels.

     We anticipate that our gross margins will fluctuate over time, driven primarily by the overall product mix of microcontroller, analog and interface and memory products and the percentage of net sales of each of these products in a particular quarter, as well as manufacturing yields, fixed cost absorption, wafer fab loading levels and competitive and economic conditions.

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

     At March 31, 2003, approximately 77% of our assembly requirements were being performed in our Thailand facility, compared to approximately 53% as of March 31, 2002. Third-party contractors located throughout Asia perform the balance of our assembly operations. Substantially all of our test requirements were being performed in our Thailand facility as of March 31, 2003 and March 31, 2002. We believe that the assembly and test operations performed at our Thailand facility provide us with significant cost savings when compared to third-party contractor assembly and test costs, as well as increased control over these portions of the manufacturing process.

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

     RESEARCH AND DEVELOPMENT (R&D)

     R&D expenses for fiscal 2003 were $88.0 million, or 13.5% of sales, compared to $81.7 million, or 14.3% of sales, for fiscal 2002, and $78.6 million, or 11.0% of sales, for fiscal 2001. We are committed to investing in new and enhanced products, including development systems software, and in our design and manufacturing process technologies. We believe these investments are significant factors in maintaining our competitive position. We expense all R&D costs as incurred. R&D expenses include expenditures for labor, depreciation, masks, prototype wafers, and expenses for the development of process technologies, new packages, and software to support new products and design environments.

     R&D expenses increased $6.3 million, or 7.7%, for fiscal 2003 over fiscal 2002. R&D expenses increased $3.1 million, or 3.9%, for fiscal 2002 over fiscal 2001. The primary reason for the dollar increase in R&D costs in fiscal 2003 over fiscal 2002 and fiscal 2001 was increased labor and professional service costs associated with expanding our technical resources and the ongoing R&D expenses acquired as part of the acquisition of PowerSmart, Inc. described at "SPECIAL CHARGES - FISCAL 2003 - POWERSMART IN-PROCESS RESEARCH AND DEVELOPMENT CHARGE," below at page 33. R&D expenses would have been higher in fiscal 2002 if we had not implemented unpaid one-week shutdowns in each of the first two quarters of fiscal 2002.

     SELLING, GENERAL AND ADMINISTRATIVE

     Selling, general and administrative expenses for fiscal 2003 were $89.4 million, or 13.7% of sales, compared to $82.6 million, or 14.5% of sales, for fiscal 2002 and $102.6 million, or 14.4% of sales, for fiscal 2001. Selling, general and administrative expenses include salary expenses related to field sales, marketing and administrative personnel, advertising and promotional expenditures and legal expenses. Selling, general and administrative expenses also include costs related to our direct sales force and field applications engineers who work in sales offices worldwide to stimulate demand by assisting customers in the selection and use of our products.

     Selling, general and administrative expenses increased $6.7 million, or 8.2%, for fiscal 2003 over fiscal 2002. The primary reason for the dollar increase in selling, general and administrative costs in fiscal 2003 over fiscal 2002 relate to increased labor costs due to increases in headcount, salaries and bonuses. Selling, general and administrative expenses decreased $20.0 million, or 19.5%, for fiscal 2002 over fiscal 2001, primarily due to reductions in wages, bonuses and recruitment costs and unpaid one-week shutdowns in each of the first two quarters of fiscal 2002.

     Selling, general and administrative expenses fluctuate over time, primarily due to revenue and operating expense levels.

     SPECIAL CHARGES

     The following table presents a summary of special charges for the fiscal years ended March 31, 2003, 2002 and 2001:

                                                Year Ended March 31,
                                         --------------------------------
                                           2003        2002        2001
                                         --------    --------    --------
                                                  (in thousands)

     Fab 3 impairment charge             $ 41,500    $     --    $     --
     In-process research & development
       charge                               9,300          --          --
     Restructuring charges                     --          --       6,409
     TelCom merger charges                     --          --      10,949
                                         --------    --------    --------

     Totals                              $ 50,800    $     --    $ 17,358
                                         ========    ========    ========

FISCAL 2003

     FAB 3 IMPAIRMENT CHARGE

     In August 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS," which is applicable to financial statements for fiscal years beginning after December 15, 2001. SFAS 144 provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that must be met to classify an asset as held-for-sale. Classification as held-for-sale is an important distinction because assets held-for-sale are not depreciated and are stated at the lower of book value or fair value less cost to sell. SFAS 144 is effective for all of our financial statements issued subsequent to April 1, 2002. In accordance with SFAS 144, we recorded a $41.5 million asset impairment charge during the quarter ended September 30, 2002, as described below.

     We acquired Fab 3, a semiconductor manufacturing facility in Puyallup, Washington, in July 2000. The original purchase consisted of semiconductor manufacturing facilities and real property. It was our intention to bring Fab 3 to productive readiness and commence volume production of 8-inch wafers using our 0.7 and 0.5 micron process technologies by August 2001. We delayed our production start up at Fab 3 due to deteriorating business conditions in the semiconductor industry during fiscal 2002. Fab 3 has never been brought to productive readiness.

     On August 23, 2002, we acquired Fab 4, a semiconductor manufacturing facility in Gresham, Oregon. See Note 2 to the Consolidated Financial Statements on page F-11, below. We decided to purchase Fab 4 instead of bringing Fab 3 to productive readiness because, among other things, the cost of the manufacturing equipment needed to ramp production at Fab 3 over the next several years was significantly higher than the total purchase price of Fab 4, and the time to bring Fab 4 to productive readiness was significantly less than the time required to bring Fab 3 to productive readiness.

     After the acquisition of Fab 4 was completed, we undertook an analysis of the potential production capacity at Fab 4. The results of the production capacity analysis led us to determine that Fab 3's capacity would not be needed in the foreseeable future and during the September 2002 quarter we committed to a plan to sell Fab 3. We have retained a third-party broker to market Fab 3 on our behalf. Accordingly, Fab 3 was classified as an asset held-for-sale as of September 30, 2002 and maintained that classification at March 31, 2003.

     We retained an independent third-party firm, other than our independent auditors, to complete a fair value appraisal of Fab 3. The independent third party used the market approach and considered sales of comparable properties in determining the fair value of Fab 3. The comparable sales included eight properties, including our purchases of Fab 3 in July 2000 and Fab 4 in August 2002. Based on the results of this appraisal, we recorded an asset impairment charge on Fab 3 of $36.9 million, including estimated costs to sell. The remaining value of $60.2 million is classified as an asset held-for-sale and is included as a component of other current assets at March 31, 2003.

     During the quarter ended September 30, 2002, we also recorded an asset impairment charge of $4.6 million to write-down certain excess manufacturing equipment located at Fab 3 to its net realizable value of $212,000. This manufacturing equipment became "excess" as a result of duplicate equipment acquired in the purchase of Fab 4. The net realizable value for the excess manufacturing equipment was determined based on management estimates. Substantially all of the other manufacturing equipment located at Fab 3 has been transferred to and will be used in our other wafer fabrication facilities located in Tempe, Arizona (Fab 2) and Gresham, Oregon (Fab 4).

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

     POWERSMART IN-PROCESS RESEARCH AND DEVELOPMENT CHARGE

     During the quarter ended June 30, 2002, purchased in-process research and development of $9.3 million, associated with our acquisition of PowerSmart, Inc. was written off at the date of the acquisition (June 5, 2002) in accordance with FASB Interpretation No. 4, "APPLICABILITY OF FASB STATEMENT NO. 2 BUSINESS COMBINATIONS ACCOUNTED FOR BY THE PURCHASE METHOD" (FIN 4). The value assigned to the in-process research and development was determined by an independent valuation analysis performed by a firm other than our independent auditors. As of the valuation date, there were 15 projects that were considered to be in process. The values of the projects were determined based on analyses of cash flows to be generated by the products that are expected to result from the in-process projects. These cash flows were estimated by forecasting total revenues expected from these products then deducting appropriate operating expenses, cash flow adjustments and contributory asset returns to establish a forecast of net return on in-process technology. These net returns were substantially reduced to take into account the time value of money and the risks associated with the inherent difficulties and uncertainties in achieving commercial readiness. The above analysis resulted in $9.3 million of value assigned to acquired in-process research and development, which was expensed on the acquisition date in accordance with FIN 4. We believe the assumptions used in valuing the in-process research and development are reasonable, but are inherently uncertain, and no assurance can be given that the assumptions made will occur. During fiscal 2003, we incurred development costs of approximately $3.2 million related to the acquired in-process research and development, and should the projects continue to move toward commercialization, we estimate that future expenditures could approximate $2.0 million over the next few years. None of the in-process research and development projects had been completed as of March 31, 2003.

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

FISCAL 2002

     There were no special charges incurred during fiscal 2002.

FISCAL 2001

     During the March 2001 quarter, we implemented capacity and cost reduction actions necessitated by adverse business conditions in the semiconductor industry. We reduced cumulative wafer fab capacity at Fabs 1 and 2 by approximately 24%, compared to our December 31, 2000 levels. We also decided to close our Hong Kong test facility, acquired as part of the TelCom transaction, and migrate these test requirements to our Thailand test facility. The capacity reduction at Fabs 1 and 2 was completed by the end of the March 2001 quarter. The closure of the Hong Kong facility was completed by June 30, 2001. These actions resulted in a restructuring charge of $6.4 million in the March 2001 quarter. These actions were undertaken to reduce both manufacturing capacity and manufacturing costs. The reduction in wafer fab capacity was required due to reduced customer demand. The closure of the Hong Kong facility was undertaken to rationalize our test manufacturing capacity and migrate the test requirements to our more cost-effective test facility in Thailand.

     Included in the restructuring charges resulting from these actions were:

     o    $4.0 million related to equipment that was written off
     o    $2.1 million related to employee severance costs, and
     o    $0.3 million related to other restructuring costs.

     On January 16, 2001, we completed our merger with TelCom. Under the terms of the merger agreement, we exchanged each share of TelCom common stock for
0.795 of a share of our common stock. We issued 14,702,184 shares of our common stock and assumed all outstanding TelCom stock options. The transaction was structured as a tax-free reorganization and has been accounted for as a pooling-of-interests.

     During the March 2001 quarter, we recognized a special charge of $10.9 million for costs associated with the TelCom transaction. These costs included:

     o    $7.3 million associated with investment banking fees
     o    $1.6 million associated with legal and accounting fees
     o    $0.9 million of severance costs, and
     o    $1.1 million related to other costs.

     All reserves relating to the special charges for the fiscal 2001 actions have been fully utilized and there were no reversals of previously provided amounts.

     OTHER INCOME (EXPENSE)

     Interest income in fiscal 2003 decreased from interest income in fiscal 2002 as our average invested cash balances and the interest rates applicable to our invested cash balances were lower in fiscal 2003 compared to fiscal 2002. Interest income in fiscal 2002 decreased from interest income in fiscal 2001, although average invested cash balances were higher in fiscal 2002. The decrease in interest income in fiscal 2002 was primarily driven by significantly lower interest rates applicable to our invested cash balances during fiscal 2002 compared to the interest rates during fiscal 2001.

     PROVISION FOR INCOME TAXES

     Provisions for income taxes reflect tax on foreign earnings and federal and state tax on U.S. earnings. Our effective tax rate was 22.3% in fiscal 2003, 25.5% in fiscal 2002 and 27.2% in fiscal 2001, and is lower than statutory rates in the United States due primarily to lower tax rates at our foreign locations and R&D tax credits. The decrease in our effective tax rate in fiscal 2003 compared to fiscal 2002 was due to the impairment portion of the special charges which provided an income tax benefit at a greater rate than our historic effective rate given the 40% tax jurisdiction in which it occurred. Excluding special charges, our effective tax rate for fiscal 2003 was 25.3%. The decrease in our effective tax rate in fiscal 2002 compared to fiscal 2001 related to increased R&D tax credits that were available to us.

     As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax exposure, together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax asset will be recovered from future taxable income within the relevant jurisdiction and, to the extent we believe that recovery is not likely, we must establish a valuation allowance. We have not provided for a valuation allowance because we believe that our deferred tax asset will be recovered from future taxable income. Should we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made. At March 31, 2003, our gross deferred tax asset was $116.5 million. Various taxing authorities in the United States and other countries in which we do business are increasing their scrutiny of various tax structures employed by businesses. We believe that we maintain adequate tax reserves to offset any potential tax liabilities that may arise upon audit in the United States and other countries in which we do business. If such amounts ultimately prove to be unnecessary, the resulting reversal of such reserves would result in tax benefits being recorded in the period the reserves are no longer deemed necessary. If such amounts ultimately prove to be less than an ultimate assessment, a future charge to expense would be recorded in the period in which the assessment is determined.

     Our Thailand manufacturing operations currently benefit from numerous tax holidays that have been granted to us by the Thailand government based on our investments in property, plant and equipment in Thailand. Although our tax holidays in Thailand will partially expire in October 2003, our manufacturing operations in Thailand will be conducted using equipment that was invested pursuant to tax holidays that do not begin to expire until September 2006. We believe that the expiration of a portion of our tax holiday in Thailand will not have a material impact on our effective tax rate in fiscal 2004.

     Companies of our size and complexity are regularly audited by the taxing authorities in the jurisdictions in which they conduct significant operations. We are currently under audit by the U.S. Internal Revenue Service for our fiscal years ended March 31, 1998, 1999, 2000 and 2001.

     THE FOREGOING STATEMENTS REGARDING THE RECOVERABILITY OF OUR DEFERRED TAX ASSET FROM OUR FUTURE TAXABLE INCOME, THE ADEQUACY OF OUR TAX RESERVES TO OFFSET ANY POTENTIAL TAX LIABILITIES THAT MAY ARISE UPON AUDIT AND OUR BELIEF THAT THE EXPIRATION OF A PORTION OF OUR THAI TAX HOLIDAY WILL NOT HAVE A MATERIAL ADVERSE IMPACT ON OUR FISCAL 2004 EFFECTIVE TAX RATE ARE FORWARD-LOOKING STATEMENTS. ACTUAL RESULTS COULD DIFFER MATERIALLY BECAUSE OF THE FOLLOWING FACTORS, AMONG
OTHERS: CURRENT AND FUTURE TAX LAWS AND REGULATIONS; TAXATION RATES IN GEOGRAPHIC REGIONS WHERE WE HAVE SIGNIFICANT OPERATIONS; RESULTS OF ANY CURRENT OR FUTURE AUDIT CONDUCTED BY THE U.S. INTERNAL REVENUE SERVICE OR OTHER TAXING AUTHORITIES IN THE COUNTRIES IN WHICH WE DO BUSINESS; AND THE LEVEL OF OUR TAXABLE INCOME AND WHETHER OUR TAXABLE INCOME WILL BE SUFFICIENT TO UTILIZE OUR DEFERRED TAX ASSET.

LIQUIDITY AND CAPITAL RESOURCES

     We had $216.5 million in cash, cash equivalents and short-term investments at March 31, 2003, a decrease of $64.1 million from the March 31, 2002 balance. The decrease in cash, cash equivalents and short-term investments over this time period is primarily attributable to the cash used in our June 5, 2002 acquisition of PowerSmart and our August 23, 2002 acquisition of Fab 4, offset by cash generated from operating activities.

     On February 25, 2003, we elected to terminate our unsecured revolving credit facility that we had maintained with a syndicate of banks since May 2000. The $100.0 million credit facility was due to expire on May 31, 2003. There were no borrowings against the credit facility on February 25, 2003. We did not borrow against the credit facility in either fiscal 2003 or fiscal 2002

     During the fiscal year ended March 31, 2003, we maintained an unsecured short-term line of credit with various financial institutions in Asia totaling $20.0 million (U.S. Dollar equivalent). There were no borrowings under the foreign line of credit as of March 31, 2003, but an allocation of approximately $0.9 million of the available line was made, relating to import guarantees associated with our business in Thailand. There are no covenants related to the foreign line of credit.

     Net cash provided from operating activities was $260.2 million for fiscal 2003, $178.8 million for fiscal 2002 and $254.4 million for fiscal 2001. The increase in cash flow from operations was primarily due to our results of operations after consideration of non-cash special charges. Pre-tax income in fiscal 2003 increased approximately $51.9 million compared to fiscal 2002 after consideration of non-cash special charges.

     Net cash used in investing activities was $376.8 million for fiscal 2003, $138.7 million for fiscal 2002 and $399.1 million in fiscal 2001. The increase in cash used in investing activities in fiscal 2003 over fiscal 2002 was primarily due to our acquisitions of Fab 4 and PowerSmart, increases in our short-term investment balances and increased capital expenditures.

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

     Our level of capital expenditures varies from time to time as a result of actual and anticipated business conditions. Capital expenditures were $265.1 million in fiscal 2003, $44.7 million in fiscal 2002 and $441.1 million in fiscal 2001. The primary reasons for the dollar increase in capital expenditures in fiscal 2003 compared to fiscal 2002 were the purchase of Fab 4, other selective investments to increase our manufacturing capacity in response to market demand and our continued investment in R&D equipment. In each of fiscal 2002 and fiscal 2001, capital expenditures were primarily for the expansion of production capacity and the addition of research and development equipment. We currently intend to spend approximately $45 million during the next 12 months to invest in equipment and facilities to maintain, and selectively increase, capacity to meet our currently anticipated needs.

     At March 31, 2003, we had contractual obligations of approximately $11.6 million for the purchase or construction of property, plant and equipment. The majority of these contractual obligations mature in the quarter ending June 30, 2003.

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

     Net cash used in financing activities was $3.1 million for fiscal 2003. Net cash provided by financing activities was $16.1 million for fiscal 2002 and $109.5 million for fiscal 2001. Proceeds from the sale of stock, the exercise of stock options and employee purchases under our employee stock purchase plan were $31.5 million for fiscal 2003, $43.8 million for fiscal 2002 and $118.5 million for fiscal 2001. Repayments on lines of credit were $9.0 million in fiscal 2001. Cash expended for the repurchase of our common stock was $26.5 million in fiscal 2003 and $27.8 million in fiscal 2002.

     On August 7, 2002, our Board of Directors authorized the repurchase of up to 2,500,000 shares of our common stock in the open market or in privately negotiated transactions. As of March 31, 2003, we had repurchased 1,264,700 shares of common stock for $27,062,782. As of March 31, 2003, all but 311,855 of the purchased shares had been reissued to fund stock option exercises and purchases under our employee stock purchase plan. The timing and amount of any future repurchases will depend upon market conditions and corporate considerations.

     On October 28, 2002, we announced that our Board of Directors had approved and instituted a quarterly cash dividend on our common stock. The initial quarterly dividend of $0.02 per share was paid on December 6, 2003 in the amount of $4,060,766. A second quarterly dividend payment of $0.02 per share was paid on February 28, 2003 in the amount of $4,068,480. A third quarterly dividend of $0.024 per share was declared on April 24, 2003 and was paid on May 29, 2003 in the amount of $4,893,296.

     We maintained a net shares settled forward contract during the years ended March 31, 2002 and 2001. The table below contains a summary of the share and cash activity under this contract:

                                                     2002           2001
                                                   --------       --------
                                                        (in thousands)

     Shares received                                     --            277
     Shares delivered                                  (573)          (996)
                                                   --------       --------
     Net shares received (delivered)                   (573)          (719)
                                                   ========       ========

     Cash received                                 $ 14,084       $ 17,190
     Cash delivered                                      --           (128)
                                                   --------       --------
     Net cash received (delivered)                 $ 14,084       $ 17,062
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

     We believe that our existing sources of liquidity combined with cash generated from operations will be sufficient to meet our currently anticipated cash requirements for at least the next 12 months. However, the semiconductor industry is capital intensive. In order to remain competitive, we must constantly evaluate the need to make significant investments in capital equipment for both production and research and development. We may seek additional equity or debt financing during the next 12 months for the capital expenditures required to maintain or expand our wafer fabrication and product assembly and test facilities, or other purposes. The timing and amount of any such financing requirements will depend on a number of factors, including demand for our products, changes in industry conditions, product mix, and competitive factors. There can be no assurance that such financing will be available on acceptable terms, and any additional equity financing would result in incremental ownership dilution to our existing stockholders.

OFF-BALANCE SHEET ARRANGEMENTS

     We do not have any transactions, arrangements and other relationships with unconsolidated entities that are reasonably likely to affect our liquidity or capital resources. We have no special purpose or limited purpose entities that provided off-balance sheet financing, liquidity or market or credit risk support, engage in leasing, hedging, research and development services, or other relationships that expose us to liability that is not reflected on the face of the financial statements. See Note 18 of the financial statements regarding our lease commitments.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     SFAS 146

     In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146 (SFAS No. 146), ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES. SFAS No. 146 supersedes Emerging Issues Task Force No. 94-3 (EITF 94-3), LIABILITY RECOGNITION FOR CERTAIN EMPLOYEE TERMINATION BENEFITS AND OTHER COSTS TO EXIT AN ACTIVITY (INCLUDING CERTAIN COSTS INCURRED IN A RESTRUCTURING). SFAS 146 eliminates the provisions of EITF 94-3 that required a liability to be recognized for certain exit or disposal activities at the date an entity committed to an exit plan. SFAS No. 146 requires a liability for costs associated with an exit or disposal activity to be recognized when the liability is incurred. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. We do not expect the adoption of SFAS 146 to have a material impact on our results of operations or financial position.

     SFAS 148

     In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 (SFAS No. 148), ACCOUNTING FOR STOCK-BASED COMPENSATION--TRANSITION AND DISCLOSURE. SFAS No. 148 amends SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, to provide alternative methods of transition to SFAS No. 123's fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and APB 28, INTERIM FINANCIAL REPORTING, to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While SFAS No. 148 does not amend SFAS No. 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS No. 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS No. 123 or the intrinsic value method of APB
25. As allowed by SFAS No. 123, we have elected to continue to utilize the accounting method prescribed by APB 25 and have adopted the disclosure requirements of SFAS No. 123 as of March 31, 2003.

     FIN 45

     In November 2002, the FASB issued Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees." FIN 45 requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation it has undertaken in issuing the guarantee. We will apply FIN 45 to guarantees, if any, issued after December 15, 2002. At adoption, FIN 45 did not have a significant impact on our consolidated statements of income or financial position. FIN 45 also requires guarantors to disclose certain information for guarantees, including product warranties, outstanding at March 31, 2003.

     FIN 46

     In January 2003, the FASB issued FIN No. 46, "CONSOLIDATION OF VARIABLE INTEREST ENTITIES, AN INTERPRETATION OF ACCOUNTING RESEARCH BULLETIN NO. 51." FIN No. 46 requires certain variable interest entities, or VIEs, to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 is effective for all VIEs created or acquired after January 31, 2003. For VIEs created or acquired prior to February 1, 2003, the provisions of FIN No. 46 must be applied for the first interim or annual period beginning after June 15, 2003. We currently have no contractual relationship or other business relationship with a variable interest entity and, therefore, we do not expect the adoption of FIN No. 46 to have a material effect on our consolidated financial position, results of operations or cash flows.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our investment portfolio, consisting of fixed income securities, was $208.7 million as of March 31, 2003, and $247.6 million as of March 31, 2002. These securities, like all fixed income instruments, are subject to interest rate risk and will decline in value if market interest rates increase. If market rates were to increase immediately and uniformly by 10% from the levels of March 31, 2003 and March 31, 2002, the decline in the fair value of our investment portfolio would not be material given that the our investments typically have interest rate reset features that regularly adjust to current market rates. Additionally, we have the ability to hold our fixed income investments until maturity and, therefore, we would not expect to recognize any material adverse impact in income or cash flows.

     We have international operations and are thus subject to foreign currency rate fluctuations. To date, our exposure related to exchange rate volatility has not been significant. If foreign currency rates fluctuate by 15% from the rates at March 31, 2003 and March 31, 2002, the effect on our financial position and results of operation would not be material given that we enter into foreign-currency forward contracts to hedge our exposure to foreign currency rate fluctuations.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Consolidated Financial Statements listed in the index appearing under
Item 15(a)(1) hereof are filed as part of this Form 10-K. See also Index to Financial Statements, below.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Following the close of fiscal 2001, our Board of Directors, upon the recommendation of the Audit Committee, determined not to renew the engagement of KPMG LLP as Microchip's independent auditors. KPMG had served as our independent auditors for the fiscal years ended March 31, 1993 through and including March 31, 2001. The decision to not renew KPMG's engagement did not occur due to any existing or previous accounting disagreements with KPMG, and KPMG did not express any disclaimer of opinion, adverse opinion, qualification or limitation regarding our financial statements or the audit process, for the fiscal years ended March 31, 2001 or 2000, or the interim period that had commenced April 1, 2001. Neither were there any accounting disagreements nor reportable events within the meaning of Item 304(a)(1)(iv) and Item 304(a)(1)(v) of Securities and Exchange Commission Regulation S-K for those periods. KPMG concurred with the foregoing statements in this paragraph in a letter addressed to the Securities and Exchange Commission. That letter was included in our Report on Form 8-K filed with the Securities and Exchange Commission on May 22, 2001, Exhibit 16.

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information on the members of our Board of Directors is incorporated herein by reference to our proxy statement for the 2003 annual meeting of stockholders under the captions "The Board of Directors," and "Proposal One - Election of Directors."

     Information on the composition of our audit committee and the members of our audit committee, including information on our audit committee financial expert, is incorporated by reference to our proxy statement for our 2003 annual meeting of stockholders under the caption "The Board of Directors - Committees of the Board of Directors - Audit Committee."

     Information on our executive officers is provided in Item I, Part I of this Form 10-K under the caption "Executive Officers" at page 11, above.

     Information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is incorporated herein by reference to our proxy statement for our 2003 annual meeting of stockholders under the caption "Section 16(a) Beneficial Ownership Reporting Compliance."

ITEM 11. EXECUTIVE COMPENSATION

     Information with respect to executive compensation is incorporated herein by reference to the information under the caption "Executive Compensation" in our proxy statement for our 2003 annual meeting of stockholders.

     Information with respect to director compensation is incorporated herein by reference to the information under the caption "The Board of Directors - Director Compensation" in our proxy statement for our 2003 annual meeting of stockholders.

     Information with respect to compensation committee interlocks and insider participation in compensation decisions is incorporated herein by reference to the information under the caption "The Board of Directors - Compensation Committee Interlocks and Insider Participation" in our proxy statement for our 2003 annual meeting of stockholders.

     Our board compensation committee report on executive compensation is incorporated herein by reference to the information under the caption "Executive Compensation - Board Compensation Committee Report on Executive Compensation" in our proxy statement for our 2003 annual meeting of stockholders.

     Information with respect to changes in our cumulative shareholder return on our common stock is incorporated herein by reference to the information under the caption "Performance Graph" in our proxy statement for our 2003 annual meeting of stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     Information with respect to securities authorized for issuance under our equity compensation plans is incorporated herein by reference to the information under the caption "Executive Compensation - Equity Compensation Plan Information" in our proxy statement for our 2003 annual meeting of stockholders.

     Information with respect to security ownership of certain beneficial owners and management is incorporated herein by reference to the information under the caption "Security Ownership of Principal Stockholders, Directors and Executive Officers" in our proxy statement for our 2003 annual meeting of stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Not applicable.

ITEM 14. CONTROLS AND PROCEDURES

     EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

     Our chief executive officer and our chief financial officer, after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) as of a date within 90 days of our filing of this Form 10-K, referred to as the "Evaluation Date," have concluded that, as of the Evaluation Date, our disclosure controls and procedures were adequate and effective to ensure the timely collection, evaluation and disclosure of information relating to us and our consolidated subsidiaries that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder.

     CHANGES IN INTERNAL CONTROLS

     There were no significant changes in our internal controls or other factors that could significantly affect our internal controls subsequent to the Evaluation Date. No significant deficiencies or material weaknesses were identified in the evaluation of our internal controls and therefore no corrective actions have been taken.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)  The following documents are filed as part of this Form 10-K:

                                                                        Page No.

          (1)  Financial Statements:

               Report of Ernst & Young LLP, Independent Auditors           F-1

               Report of KPMG LLP, Independent Auditors                    F-2

               Consolidated Balance Sheets as of March 31, 2003 and 2002   F-3

               Consolidated Statements of Income for each of the years
               in the three-year period ended March 31, 2003               F-4

               Consolidated Statements of Cash Flows for each of the
               years in the three-year period ended March 31, 2003         F-5

               Consolidated Statements of Stockholders' Equity and
               Other Comprehensive Income for each of the years in
               the three-year period ended March 31, 2003                  F-6

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

     (b) We filed a current report on Form 8-K dated February 26, 2003 reporting our election to terminate our unsecured revolving credit facility that we had maintained with a syndicate of banks.

     (c)  See Item 15(a)(3) above.

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

Date: June 5, 2003

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

Name and Signature                          Title                      Date
------------------                          -----                      ----


/s/ Steve Sanghi                  Director, President and           June 5, 2003
------------------------------    Chief Executive Officer
Steve Sanghi


/s/ Albert J. Hugo-Martinez       Director                          June 5, 2003
------------------------------
Albert J. Hugo-Martinez


/s/ L.B. Day                      Director                          June 5, 2003
------------------------------
L.B. Day


/s/ Matthew W. Chapman            Director                          June 5, 2003
------------------------------
Matthew W. Chapman


/s/ Wade F. Meyercord             Director                          June 5, 2003
------------------------------
Wade F. Meyercord


/s/ Gordon W. Parnell             Vice President and Chief          June 5, 2003
------------------------------    Financial Officer (Principal
Gordon W. Parnell                 Financial and Accounting
                                  Officer)

                                  CERTIFICATION

I, Steve Sanghi, certify that:

1. I have reviewed this annual report on Form 10-K of Microchip Technology Incorporated;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's Board of Directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 5, 2003

                                        /s/ Steve Sanghi
                                        ----------------------------------------
                                        Steve Sanghi
                                        President and CEO

                                  CERTIFICATION

I, Gordon W. Parnell, certify that:

1. I have reviewed this annual report on Form 10-K of Microchip Technology Incorporated;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's Board of Directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 5, 2003

                                        /s/ Gordon W. Parnell
                                        ----------------------------------------
                                        Gordon W. Parnell
                                        Vice President and CFO

                                  EXHIBIT INDEX

Exhibit No.                        Description
-----------                        -----------

  2.1 Purchase and Sale Agreement dated as of May 23, 2000 between Registrant and Matsushita Semiconductor Corporation of America [Incorporated by reference to Current Report on Form 8-K as filed with the Securities and Exchange Commission as of July 26, 2000]

  2.1.1 Addendum dated June 20, 2000 to Purchase and Sale Agreement dated as of May 23, 2000 between Registrant and Matsushita Semiconductor Corporation of America [Incorporated by reference to Current Report on Form 8-K as filed with the Securities and Exchange Commission as of July 26, 2000]

  2.1.2 Addendum dated July 10, 2000 to Purchase and Sale Agreement dated as of May 23, 2000 between Registrant and Matsushita Semiconductor Corporation of America [Incorporated by reference to Current Report on Form 8-K as filed with the Securities and Exchange Commission as of July 26, 2000]

  2.1.3 Agreement and Plan of Reorganization dated as of October 26, 2000 by and among Registrant, Matchbox Acquisition Corp. and TelCom Semiconductor, Inc. [Incorporated by reference to Current Report on Form 8-K as filed with the Securities and Exchange Commission as of October 26, 2000]

  2.1.4 Purchase and Sale Agreement, dated as of July 17, 2002 between Registrant and Fujitsu Microelectronics, Inc. [Incorporated by reference to Current Report on Form 8-K Dated July 17, 2002 as filed with the Securities and Exchange Commission]

  3.1 Restated Certificate of Incorporation of Registrant [Incorporated by reference to Exhibit 3.1 to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2002]

  3.2 Amended and Restated By-Laws of Registrant, as amended through August 16, 2002 [Incorporated by reference to Exhibit 3.2 to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2002]

  3.3 Certificate of Ownership and Merger Merging ASIC Technical Solutions, Inc. into Microchip Technology Incorporated [Incorporated by reference to Exhibit 3.3 to Registrant's Annual Report on Form 10-K dated for the fiscal year ending March 31, 2001.]

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

                                  EXHIBIT INDEX

Exhibit No.                        Description
-----------                        -----------

  10.1 Form of Indemnification Agreement between Registrant and its directors and certain of its officers [Incorporated by reference to Exhibit No. 10.1 to Registration Statement No. 33-57960]

  10.2 Amended and Restated 1989 Stock Option Plan [Incorporated by reference to Exhibit No. 10.14 to Registration Statement No. 33-57960]*

  10.3 1993 Stock Option Plan, as Amended Through August 16, 2002 [Incorporated by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2002]*

  10.4 Form of Notice of Grant For 1993 Stock Option Plan, with Exhibit A thereto, Form of Stock Option Agreement; and Exhibit B thereto, Form of Stock Purchase Agreement [Incorporated by reference to Exhibit No. 10.6 Registration Statement No. 333-872]*

  10.5 2001 Employee Stock Purchase Plan [Incorporated by reference to Exhibit No. 10.3 to Registration Statement No. 333-99655]*

  10.6 Form of Enrollment Form For 2001 Employee Stock Purchase Plan [Incorporated by reference to Exhibit No. 10.1 to Registration Statement No. 333-73506]*

  10.7 Form of Change Form For 2001 Employee Stock Purchase Plan [Incorporated by reference to Exhibit No. 10.2 to Registration Statement No. 333-73506]*

  10.8 Form of Executive Officer Severance Agreement [Incorporated by reference to Exhibit No. 10.7 to Registration Statement No. 333-872]*

  10.9 Development Agreement dated as of August 29, 1997 by and between Registrant and the City of Chandler, Arizona [Incorporated by reference to Exhibit No. 10.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997]

  10.11 Development Agreement dated as of July 17, 1997 by and between Registrant and the City of Tempe, Arizona [Incorporated by reference to Exhibit No. 10.2 to Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997]

  10.12 Addendum to Development Agreement by and between Registrant and the City of Tempe, Arizona, dated May 11, 2000 [Incorporated by reference to Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997]

  10.13        1997 Nonstatutory Stock Option Plan, as Amended Through March 3,
               2003*

  10.14 Form of Notice of Grant For 1997 Nonstatutory Stock Option Plan, with Exhibit A thereto, Form of Stock Option Agreement [Incorporated by reference to Exhibit No. 10.17 to Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1998]*

                                  EXHIBIT INDEX

Exhibit No.                        Description
-----------                        -----------

  10.15 International Employee Stock Purchase Plan as Amended Through March 3, 2003 [Incorporated by reference to Exhibit No. 4.1 to Registration Statement No. 333-103764]*

  10.16 Form of Enrollment Form For International Employee Stock Purchase Plan [Incorporated by reference to Exhibit No. 10.1 to Registration Statement No. 333-103764]*

  10.17 Form of Change Form For International Employee Stock Purchase Plan [Incorporated by reference to Exhibit No. 10.2 to Registration Statement No. 333-103764]*

  10.18 Description of Registrant's Management Incentive Compensation Plan [Incorporated by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the Quarter ended June 30, 2002]*

  10.19 TelCom Semiconductor, Inc. 1994 Stock Option Plan and forms of agreements thereunder [Incorporated by reference to Exhibit No.
               4.1 to Registration Statement No. 333-53876]*

  10.20 TelCom Semiconductor, Inc. 1996 Director Option Plan and forms of agreements used thereunder [Incorporated by reference to Exhibit No. 4.2 to Registration Statement No. 333-53876]*

  10.21 TelCom Semiconductor, Inc. 2000 Nonstatutory Stock Option Plan and forms of agreements used thereunder [Incorporated by reference to Exhibit 4.4 to Registration Statement No. 333-53876]*

  10.22 Strategic Investment Program Contract dated as of August 15, 2002 by and between Registrant, Multnomah County, Oregon and City of Gresham, Oregon [Incorporated by Reference to Current Report on Form 8-K dated August 23, 2002 and filed with the Securities and Exchange Commission]

  10.23 PowerSmart, Inc. 1998 Stock Incentive Plan, Including Forms of Incentive Stock Option Agreement and Nonqualified Stock Option Agreement [Incorporated by Reference to Exhibit 4.1 to Registration Statement No. 333-96791]*

  10.24 Microchip Technology Incorporated Supplemental Retirement Plan [Incorporated by reference to Exhibit No. 4.1.1 to Registration Statement No. 333-101696]*

  10.25 Amendment dated August 29, 2000 to the Microchip Technology Incorporated Supplemental Retirement Plan [Incorporated by reference to Exhibit No. 4.1.2 to Registration Statement No. 333-101696]*

                                  EXHIBIT INDEX

Exhibit No.                        Description
-----------                        -----------

  10.26 Adoption Agreement to the Microchip Technology Incorporated Supplemental Retirement Plan [Incorporated by reference to Exhibit No. 4.1.3 to Registration Statement No. 333-101696]*

  10.27 Amendment Dated December 9, 1999 to the Adoption Agreement to the Microchip Technology Incorporated Supplemental Retirement Plan [Incorporated by reference to Exhibit No. 4.1.4 to Registration Statement No. 333-101696]*

  10.28 February 3, 2003 Amendment to the Adoption Agreement to the Microchip Technology Incorporated Supplemental Retirement Plan *

  18           Letter from Ernst & Young LLP re: Change in Accounting Principle

  21.1         Subsidiaries of Registrant

  23.1         Consent of Ernst & Young LLP, Independent Auditors

  23.2         Consent of KPMG LLP, Independent Auditors

  24.1 Power of Attorney re: Microchip Technology Incorporated, the Registrant [Incorporated by reference to Exhibit No. 24.1 to Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 2000]

  99.1 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Indicates a management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 15(c) of this report.

                           Annual Report on Form 10-K

                   Item 8, Item 15(a)(1) and (2), (c) and (d)

                        ---------------------------------


                          INDEX TO FINANCIAL STATEMENTS

                        CONSOLIDATED FINANCIAL STATEMENTS

                                    EXHIBITS

                        ---------------------------------

                            YEAR ENDED MARCH 31, 2003

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

                   Index to Consolidated Financial Statements

                                                                     Page Number
                                                                     -----------

Report of Ernst & Young LLP, Independent Auditors                        F-1

Report of KPMG LLP, Independent Auditors                                 F-2

Consolidated Balance Sheets as of March 31, 2003 and 2002                F-3

Consolidated Statements of Income for each of the years in the
  three-year period ended March 31, 2003                                 F-4

Consolidated Statements of Cash Flows for each of the years in
  the three-year period ended March 31, 2003                             F-5

Consolidated Statements of Stockholders' Equity and Other
  Comprehensive Income for each of the years in the three-year
  period ended March 31, 2003                                            F-6

Notes to Consolidated Financial Statements                               F-7

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

To the Board of Directors and
Stockholders of Microchip Technology Incorporated

We have audited the accompanying consolidated balance sheets of Microchip Technology Incorporated and subsidiaries as of March 31, 2003 and 2002 and the related consolidated statements of income, stockholders' equity and other comprehensive income, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Microchip Technology Incorporated and subsidiaries at March 31, 2003 and 2002 and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

As described in Note 1 to the consolidated financial statements, the Company changed its method of accounting for sales to Asian regional distributors effective April 1, 2002.

                                        /s/ Ernst & Young LLP

Phoenix, Arizona
April 21, 2003

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Microchip Technology Incorporated:

We have audited the accompanying consolidated statement of income, stockholders' equity and other comprehensive income, and cash flows of Microchip Technology Incorporated and Subsidiaries for the year ended March 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements of Microchip Technology Incorporated and Subsidiaries referred to above present fairly, in all material respects, the results of operations and cash flows for the year ended March 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP

Phoenix, Arizona
April 30, 2001

               MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                       (in thousands except share amounts)

                                     ASSETS

                                                                               March 31,       March 31,
                                                                                 2003            2002
                                                                             ------------    ------------
Cash and cash equivalents                                                    $     53,909    $    173,597
Short-term investments                                                            162,602         107,050
Accounts receivable, net                                                           95,387          80,747
Inventories                                                                       102,344          88,615
Prepaid expenses                                                                    6,487           6,154
Deferred tax assets                                                               116,481          83,980
Other current assets                                                               71,899           9,033
                                                                             ------------    ------------
   Total current assets                                                           609,109         549,176

Property, plant and equipment, net                                                767,933         715,960
Goodwill                                                                           32,346              --
Intangible assets, net                                                             10,830             835
Other assets                                                                        8,057           9,629
                                                                             ------------    ------------

   Total assets                                                              $  1,428,275    $  1,275,600
                                                                             ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                                             $     34,143    $     38,292
Accrued liabilities                                                               109,999          88,506
Deferred income on shipments to distributors                                       70,988          40,800
                                                                             ------------    ------------
   Total current liabilities                                                      215,130         167,598

Pension accrual                                                                     1,008           1,091
Deferred tax liability                                                             33,188          31,132


Stockholders'  equity:

Preferred stock, $.001 par value; authorized 5,000,000 shares;
  no shares issued or outstanding                                                      --              --
Common stock, $.001 par value; authorized 450,000,000 shares;
  issued 203,744,801 and outstanding 203,432,946 shares at March 31, 2003;
  issued 200,802,633 and outstanding 200,629,908 shares at March 31, 2002;            203             201
Additional paid-in capital                                                        486,315         459,303
Retained  earnings                                                                699,366         619,254
Less shares of common stock held in treasury at cost; 311,855 shares
  at March 31, 2003 and 172,725 shares at March 31, 2002                           (6,935)         (2,979)
                                                                             ------------    ------------
   Net stockholders' equity                                                     1,178,949       1,075,779
                                                                             ------------    ------------

   Total liabilities and stockholders' equity                                $  1,428,275    $  1,275,600
                                                                             ============    ============

           See accompanying notes to consolidated financial statements

               MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                     (in thousands except per share amounts)

                                                                  Year Ended March 31,
                                                      --------------------------------------------
                                                          2003            2002            2001
                                                      ------------    ------------    ------------
Net sales                                             $    651,462    $    571,254    $    715,730
Cost of sales                                              299,227         284,518         335,016
                                                      ------------    ------------    ------------
   Gross profit                                            352,235         286,736         380,714

Operating expenses:
   Research and development                                 87,963          81,650          78,595
   Selling, general and administrative                      89,355          82,615         102,620
   Special charges                                          50,800              --          17,358
                                                      ------------    ------------    ------------
                                                           228,118         164,265         198,573

Operating income                                           124,117         122,471         182,141

Other income (expense):
   Gain on sale of investment                                   --              --           1,427
   Net loss in equity investment                                --              --          (2,190)
   Interest income                                           3,837           4,911          13,494
   Interest expense                                           (493)           (567)           (753)
   Other, net                                                  871             376           2,080
                                                      ------------    ------------    ------------

Income before income taxes                                 128,332         127,191         196,199

Provision for income taxes                                  28,657          32,377          53,363
                                                      ------------    ------------    ------------
Income before cumulative effect of change
   in accounting principle                                  99,675          94,814         142,836

Cumulative effect of change in accounting
   principle, net of income tax benefit of $6,645           11,443              --              --
                                                      ------------    ------------    ------------

Net income                                            $     88,232    $     94,814    $    142,836
                                                      ============    ============    ============

Basic net income per share:
Before cumulative effect of change in accounting
   principle                                          $       0.49    $       0.48    $       0.74
Cumulative effect of change in accounting
   principle                                                 (0.05)             --              --
                                                      ------------    ------------    ------------
Net income                                            $       0.44    $       0.48    $       0.74
                                                      ============    ============    ============
Diluted net income per share:
Before cumulative effect of change in accounting
   principle                                          $       0.47    $       0.45    $       0.70
Cumulative effect of change in accounting
   principle                                                 (0.05)             --              --
                                                      ------------    ------------    ------------
Net income                                            $       0.42    $       0.45    $       0.70
                                                      ============    ============    ============
Weighted average common
   shares outstanding                                      202,483         199,184         193,632
                                                      ============    ============    ============
Weighted average common and potential
   common shares outstanding                               210,646         208,907         205,190
                                                      ============    ============    ============

           See accompanying notes to consolidated financial statements

               MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                        Year ended March 31,
                                                                            --------------------------------------------
                                                                                2003            2002            2001
                                                                            ------------    ------------    ------------
Cash flows from operating activities:
Net income                                                                  $     88,232    $     94,814    $    142,836
   Income adjustment for TelCom quarter ended March 31, 2000                                                       3,679
Adjustments to reconcile net income to net cash provided by operating activities:
   Provision for doubtful accounts                                                    60              58           1,855
   Provision for inventory valuation                                               6,592           5,139          20,071
   Provision for pension accrual                                                     153              93             175
   Gain on sale of fixed assets                                                     (555)           (242)         (1,285)
   Loss on write-down of fixed assets                                              2,165              --              --
   Gain on sale of investment                                                         --              --          (3,091)
   Net loss in equity investment                                                      --              --           2,426
   Cumulative effect of change in accounting principle                            11,443              --              --
   Special charges                                                                50,800              --          17,358
   Depreciation and amortization                                                 111,076         109,039         104,326
   Deferred income taxes                                                         (17,101)        (28,306)         (8,002)
   Tax benefit from exercise of stock options                                     17,951          18,752          15,936
   Changes in operating assets and liabilities:
      (Increase) decrease in accounts receivable                                 (13,580)         (4,262)          5,827
      (Increase) decrease in inventory                                           (19,822)          1,945         (47,446)
      Increase (decrease) in deferred income on shipments to distributors         12,100         (23,306)          4,711
      Increase (decrease) in accounts payable and accrued liabilities             13,129             (52)          7,050
      Change in other assets and liabilities                                      (2,456)          5,154         (12,062)
                                                                            ------------    ------------    ------------

Net cash provided by operating activities                                        260,187         178,826         254,364
                                                                            ------------    ------------    ------------

Cash flows from investing activities:
   Net purchases, maturities and sales of short-term investments                 (55,552)        (94,588)         42,674
   PowerSmart acquisition, net of cash acquired                                  (50,674)             --              --
   Purchase of Fab 4                                                            (184,717)             --              --
   Investment in other assets                                                     (6,032)             --          (2,930)
   Proceeds from sale of assets                                                      608             537           2,292
   Capital expenditures                                                          (80,387)        (44,690)       (441,147)
                                                                            ------------    ------------    ------------

Net cash used in investing activities                                           (376,754)       (138,741)       (399,111)
                                                                            ------------    ------------    ------------

Cash flows from financing activities:
   Repayment on lines of credit                                                       --              --          (9,000)
   Payment of cash dividend                                                       (8,129)             --              --
   Repurchase of common stock                                                    (26,520)        (27,777)             --
   Proceeds from sale of stock and put options                                    31,528          43,842         118,537
                                                                            ------------    ------------    ------------

Net cash (used in) provided by financing activities                               (3,121)         16,065         109,537
                                                                            ------------    ------------    ------------

Net (decrease) increase in cash and cash equivalents                            (119,688)         56,150         (35,210)

Cash and cash equivalents at beginning of period                                 173,597         117,447         152,657
                                                                            ------------    ------------    ------------

Cash and cash equivalents at end of period                                  $     53,909    $    173,597    $    117,447
                                                                            ============    ============    ============

Supplemental disclosure of non-cash financing and investing activities:

          Net share settlement receipt of shares                            $         --    $         --    $      6,515
          Net share settlement delivery of shares                           $         --    $     10,117    $     18,210

          See accompanying notes to consolidated financial statements

               MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                         AND OTHER COMPREHENSIVE INCOME
                                 (in thousands)

                                                     Common                 Common
                                              Stock and Additional       Stock held in       Accumulated
                                                Paid-in Capital            Treasury             Other                      Net
                                             ----------------------    -------------------  Comprehensive  Retained    Stockholders'
                                              Shares       Amount      Shares      Amount       Income     Earnings       Equity
                                             ---------    ---------    -------    --------      -------    ---------    -----------
Balance March 31, 2000                         195,710    $ 357,083      6,786    $(73,148)     $ 1,018    $ 377,925    $   662,878
Sale of Stock in public offering (net
   of offering costs of $494)                    2,687       79,543         --          --           --           --         79,543
Exercise of stock options                        3,067       14,530         --          --           --           --         14,530
Employee stock purchase plan                       951        7,402         --          --           --           --          7,402
Net share settled forward                          995       17,062        277          --           --           --         17,062
Treasury stock used for new issuances           (7,063)     (73,148)    (7,063)     73,148           --           --             --
Tax benefit from exercise of stock
   options                                          --       15,936         --          --           --           --         15,936
Other comprehensive income
   Unrealized loss on
   short-term investment                            --           --         --          --       (1,018)          --         (1,018)
   Net income                                       --           --         --          --           --      142,836        142,836
                                                                                                                        -----------
Comprehensive income                                --           --         --          --           --           --        141,818
   TelCom Equity adjustment
   for the three months ended
   March 31, 2000                                   --           --         --          --           --        3,679          3,679
                                             ---------    ---------    -------    --------      -------    ---------    -----------

Balance March 31, 2001                         196,347      418,408         --          --           --      524,440        942,848

Exercise of stock options                        4,753       22,279         --          --           --           --         22,279
Employee stock purchase plan                       568        7,479         --          --           --           --          7,479
Purchase of treasury stock                          --           --      1,611     (27,777)          --           --        (27,777)
Net share settled forward                          573       14,084         --          --           --           --         14,084
Treasury stock used for new issuances           (1,438)     (24,798)    (1,438)     24,798           --           --             --
Tax benefit from exercise of stock
   options                                          --       18,752         --          --           --           --         18,752
Reclassification of Lucent liability                --        3,300         --          --           --           --          3,300
Net and comprehensive income                        --           --         --          --           --       94,814         94,814
                                             ---------    ---------    -------    --------      -------    ---------    -----------

Balance March 31, 2002                         200,803      459,504        173      (2,979)          --      619,254      1,075,779

Exercise of stock options and assumption
of stock options in connection with
PowerSmart acquisition                           3,565       23,588         --          --           --           --         23,588
Employee stock purchase plan                       503        8,511         --          --           --           --          8,511
Purchase of treasury stock                          --           --      1,265     (27,063)          --           --        (27,063)
Treasury stock used for new issuances           (1,126)     (23,107)    (1,126)     23,107           --           --             --
Tax benefit from exercise of stock
   options                                          --       17,951         --          --           --           --         17,951
Acquisition-related unearned stock
compensation, net of $59 of amortization            --           71         --          --           --           --             71
Cash dividend                                       --           --         --          --           --       (8,120)        (8,120)
Net and comprehensive income                        --           --         --          --           --       88,232         88,232
                                             ---------    ---------    -------    --------      -------    ---------    -----------

Balance March 31, 2003                         203,745    $ 486,518        312    $ (6,935)     $    --    $ 699,366    $ 1,178,949
                                             =========    =========    =======    ========      =======    =========    ===========

          See accompanying notes to consolidated financial statements

               MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003

1.   SIGNIFICANT ACCOUNTING POLICIES

     NATURE OF BUSINESS

     Microchip develops and manufactures specialized semiconductor products used by its customers for a wide variety of embedded control applications. Microchip's product portfolio comprises the PICmicro(R) field-programmable RISC microcontrollers, which serve 8 and 16-bit embedded control applications, and a broad spectrum of high-performance linear and mixed-signal, power management and thermal management devices. Microchip also offers complementary microperipheral products including interface devices, Serial EEPROMS, and our application-specific standard products (ASSPs). This synergistic product portfolio targets thousands of applications and a growing demand for high-performance designs in the automotive, communications, computing, consumer and industrial control markets.

     PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of Microchip Technology Incorporated and its wholly-owned subsidiaries ("Microchip" or the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

     On January 16, 2001, the Company merged with TelCom Semiconductor, Inc. ("TelCom"). The merger has been accounted for as a pooling-of-interests. Accordingly, the consolidated financial statements have been restated to include the operations of TelCom for all periods presented. TelCom had a December 31 fiscal year end, and the 2000 operations of TelCom have been conformed to a March 31 year end. As a result of TelCom's December 31 fiscal year end, the consolidated statements of cash flows and stockholders' equity for March 31, 2001 include an adjustment of $3,679,000, which represents the net income of TelCom for the quarter ended March 31, 2000.

     CHANGE IN ACCOUNTING PRINCIPLE

     On March 18, 2003, the Company announced that it would change its revenue recognition policy relating to regional Asian distributors from Point of Purchase (POP), or when the Company ships product to these distributors, to Point of Sale (POS), or when those distributors sell the Company's products to their customers. The change in accounting principle is preferable because: (i) it better reflects the substance of end customer demand for the Company's products, and will better focus the Company on, and allow investors to better understand, end user demand trends for its products;
     (ii) it provides uniformity in the revenue recognition policy of the Company; and (iii) the new accounting method is consistent with other companies in the semiconductor industry and, therefore, provides greater comparability in the presentation of financial results among the Company and its peers. To implement the change in revenue recognition, the Company recorded a cumulative effect of change in accounting principle charge of $11.4 million (net of income taxes of $6.6 million) as of April 1, 2002.

     REVENUE RECOGNITION

     The Company recognizes revenue from product sales upon shipment to OEMs. For sales recorded upon shipment, the Company records reserves for estimated customer returns. Distributors generally have broad rights to return products and price protection rights, so the Company defers revenue recognition until the distributor sells the product to their customer. Upon shipment, amounts billed to distributors are included as accounts receivable, inventory is relieved, the sale is deferred and the gross margin is reflected as a current liability until the product is sold by the distributor to its customers.

     PRODUCT WARRANTY

     The Company generally sells products with a limited warranty of product quality and a limited indemnification of customers against intellectual property infringement claims related to the Company's products. The accrual and the related expense for known issues were not significant as of and for the fiscal years presented. Due to product testing, the short time between product shipment and the detection and correction of product failures, and a low historical rate of payments on indemnification claims, the accrual based on historical activity and the related expense were not significant as of and for the fiscal years presented.

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

     INCOME TAXES

     As part of the process of preparing its consolidated financial statements, the Company is required to estimate its income taxes in each of the jurisdictions in which it operates. This process involves estimating the Company's actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the Company's consolidated balance sheet. The Company must then assess the likelihood that its deferred tax assets will be recovered from future taxable income and to the extent it believes that recovery is not likely, it must establish a valuation allowance. The Company has not provided for a valuation allowance because management currently believes that it is "more likely than not" that its deferred tax assets will be recovered from future taxable income.

     CASH AND CASH EQUIVALENTS

     All highly liquid investments, including marketable securities purchased with a remaining maturity of three months or less, are considered to be cash equivalents.

     SHORT-TERM INVESTMENTS

     The Company accounts for investments under Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities". The Company's investments are classified as available-for-sale. The Company defines short-term investments as income yielding securities, which can be readily converted to cash. Short-term investments consist of state student loan bonds, fixed rate annuity contracts, corporate preferred stock and bank certificates of deposits. These investments are carried at cost, which approximates fair value. Realized gains and losses are included in interest income. The cost of securities sold is based upon the specific identification method.

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

     INVENTORIES

     Inventories are valued at the lower of cost or market using the first-in, first-out (FIFO) method. The Company writes down its inventory for estimated obsolescence or unmarketable inventory in an amount equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by the Company, additional inventory write-downs may be required. Inventory impairment charges establish a new cost basis for inventory and charges are not subsequently reversed to income even if circumstances later suggest that increased carrying amounts are recoverable. In estimating reserves for obsolescence, the Company generally evaluates estimates of demand over a 12-month period which is based on the most recent quarter multiplied by four and provides reserves for inventory on hand in excess of the estimated 12-month demand.

     PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment are stated at cost. Major renewals and improvements are capitalized, while maintenance and repairs are expensed when incurred. The Company's property and equipment accounting policies incorporate estimates, assumptions and judgements relative to the useful lives of its property and equipment. Depreciation is provided on a straight-line basis over the estimated useful lives of the relative assets, which range from three to 30 years. The Company evaluates the carrying value of its property and equipment when events or changes in circumstances indicate that the carrying value of such assets may be impaired. Asset impairment evaluations are, by nature, highly subjective.

     LITIGATION

     The Company's estimated range of liability related to certain pending litigation is based on claims for which management believes a loss is probable and it can estimate the amount or range of loss. Because of the uncertainties related to both the amount and range of the loss on the remaining pending litigation, the Company is unable to make a reasonable estimate of the liability that could result from an unfavorable outcome. As additional information becomes available, the Company will assess the potential liability related to its pending litigation and revise its estimates. Such revisions in estimates of the potential liability could materially impact the Company's results of operations and financial position.

     GOODWILL AND OTHER IDENTIFIABLE INTANGIBLE ASSETS

     In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," the Company does not amortize goodwill. In lieu of amortization, the Company is required to perform an impairment review of goodwill on an annual basis. If the Company determines through the impairment process that goodwill has been impaired, the Company will record the impairment charge in the statement of income. The Company assesses the impairment of goodwill and other identifiable intangibles whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Some factors the Company considers important which could trigger an impairment review include the following; (i) significant under performance relative to expected historical or projected future operating results; (ii) significant changes in the manner of its use of the acquired assets or the strategy for its overall business; and (iii) significant negative industry or economic trends.

     When the Company determines that the carrying value of goodwill and other identifiable intangibles may not be recoverable based upon the existence of one or more of the above indicators of impairment, the Company first will perform an assessment of the asset's recoverability based on expected undiscounted future net cash flow, and if the amount is less than the asset's value, the Company will measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. The Company amortizes acquired identifiable intangible assets over their expected useful lives, which range between 1 and 10 years. Cumulative amortization on identifiable intangible assets was $6,840,000 at March 31, 2003.

     IMPAIRMENT OF LONG-LIVED ASSETS

     The Company assesses whether indicators of impairment of long-lived assets are present. If such indicators are present, the Company determines whether the sum of the estimated undiscounted cash flows attributable to the assets in question is less than their carrying value. If less, the Company recognizes an impairment loss based on the excess of the carrying amount of the assets over their respective fair values. Fair value is determined by discounted future cash flows, appraisals or other methods. If the assets determined to be impaired are to be held and used, the Company recognizes an impairment loss through a charge to operating results to the extent the present value of anticipated net cash flows attributable to the asset are less than the asset's carrying value, which the Company depreciates over the remaining estimated useful life of the asset.

     EQUITY DERIVATIVE INSTRUMENTS

     The Company has utilized a net share settled forward contract for the sale and repurchase of common stock. Amounts paid and proceeds received from this instrument are recorded as components of additional paid-in capital. The Company closed out the net shares settled forward contract in its entirety on January 15, 2002.

     STOCK-BASED COMPENSATION

     Prior to April 1, 1996, the Company accounted for its stock option plans in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES," and related interpretations. As such, compensation expense would be recorded for grants to employees and directors only if, on the date of grant, the current market price of the underlying stock exceeded the exercise price and such expense would be recorded on a straight-line basis over the vesting period. On April 1, 1996, the Company adopted SFAS No. 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION," ("SFAS No. 123") which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in fiscal 1996 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and to provide the pro forma disclosure provisions of SFAS No. 123. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to employee stock benefits, including shares issued under the stock option plans and under the Company's Employee Stock Purchase Plan (amounts in thousands except per share data):

                                                       Year Ended March 31,
                                                  ------------------------------
                                                    2003       2002       2001
                                                  --------   --------   --------
     Net income, as reported                      $ 88,232   $ 94,814   $142,836
        Deduct: Total stock-based employee
        compensation expense determined under
        fairv value methods for all awards, net
        of related tax effects                      36,151     29,407     21,635
                                                  --------   --------   --------
     Pro forma net income                         $ 52,081   $ 65,407   $121,201
                                                  ========   ========   ========
     Per share net income:
        Basic as reported                         $   0.44   $   0.48   $   0.74
        Basic, pro forma                          $   0.26   $   0.33   $   0.63
        Diluted, as reported                      $   0.42   $   0.45   $   0.70
        Diluted, pro forma                        $   0.25   $   0.31   $   0.59
     Weighted average shares used in computation:
        Basic                                      202,483    199,184    193,632
        Diluted                                    210,646    208,907    205,190

     As required, the pro forma disclosures above include options granted since April 1, 1996. Consequently, the effect of applying SFAS 123 for providing pro forma disclosures may not be representative of the effects on reported net income for future years until all options outstanding are included in the pro forma disclosures. For purposes of pro forma disclosures, the estimated fair value of stock-based compensation plans and other options is amortized to expense primarily over the vesting period. See Note 17 for further discussion of the Company's stock-based employee compensation.

     USE OF ESTIMATES

     The Company has made a number of estimates and assumptions relating to the reporting of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

     RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In June 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 146 (SFAS No. 146), ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES. SFAS No. 146 supersedes Emerging Issues Task Force No. 94-3 (EITF 94-3), LIABILITY RECOGNITION FOR CERTAIN EMPLOYEE TERMINATION BENEFITS AND OTHER COSTS TO EXIT AN ACTIVITY (INCLUDING CERTAIN COSTS INCURRED IN A RESTRUCTURING). SFAS 146 eliminates the provisions of EITF 94-3 that required a liability to be recognized for certain exit or disposal activities at the date an entity committed to an exit plan. SFAS No. 146 requires a liability for costs associated with an exit or disposal activity to be recognized when the liability is incurred. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not expect the adoption of SFAS 146 to have a material impact on its results of operations or financial position.

     In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 (SFAS No. 148), ACCOUNTING FOR STOCK-BASED COMPENSATION--TRANSITION AND DISCLOSURE. SFAS No. 148 amends SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, to provide alternative methods of transition to SFAS No. 123's fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and APB 28, INTERIM FINANCIAL REPORTING, to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While SFAS No. 148 does not amend SFAS No. 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS No. 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS No. 123 or the intrinsic value method of APB 25. As allowed by SFAS No. 123, the Company has elected to continue to utilize the accounting method prescribed by APB 25 and has adopted the disclosure requirements of SFAS No. 123 as of March 31, 2003.

     In November 2002, the FASB issued Interpretation No. 45 (FIN 45), "GUARANTOR'S ACCOUNTING AND DISCLOSURE REQUIREMENTS FOR GUARANTEES." FIN 45 requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation it has undertaken in issuing the guarantee. The Company will apply FIN 45 to guarantees, if any, issued after December 15, 2002. At adoption, FIN 45 did not have a significant impact on the Company's consolidated statements of income or financial position. FIN 45 also requires guarantors to disclose certain information for guarantees, including product warranties, outstanding at March 31, 2003.

     In January 2003, the FASB issued FIN No. 46, "CONSOLIDATION OF VARIABLE INTEREST ENTITIES, AN INTERPRETATION OF ACCOUNTING RESEARCH BULLETIN NO. 51." FIN No. 46 requires certain variable interest entities, or VIEs, to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 is effective for all VIEs created or acquired after January 31, 2003. For VIEs created or acquired prior to February 1, 2003, the provisions of FIN No. 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company currently has no contractual relationship or other business relationship with a variable interest entity and, therefore, the adoption of FIN No. 46 is not expected to have a material effect on the Company's consolidated financial position, results of operations or cash flows.

     RECLASSIFICATIONS

     Certain prior year amounts have been reclassified to conform with the current period presentation.

2.   ACQUISITION OF GRESHAM, OREGON WAFER FABRICIATION FACILITY

     On August 23, 2002, the Company completed its acquisition of a semiconductor manufacturing complex in Gresham, Oregon. The Company acquired the facility for $183.5 million in cash plus direct acquisition costs of approximately $1.2 million. The facility is situated on an approximately 140-acre campus east of Portland and comprises approximately 826,500 square feet. The facility came equipped with approximately 350 process tools and 170 support tools. The Company plans to initially produce 8-inch wafers on its 0.5 micron and 0.35 micron process technologies at the Gresham facility. The facility also houses offices, meeting rooms and support functions. The facility is currently expected to be placed into production in the third quarter of fiscal 2004, at which time depreciation will commence.

3.   ACQUISITION OF POWERSMART, INC.

     On June 5, 2002, the Company completed the acquisition of PowerSmart, Inc. in which the Company acquired all of PowerSmart's outstanding capital stock and assumed certain stock options for consideration of $54.0 million in cash plus other acquisition related costs of $1.2 million. The purchase price was allocated among PowerSmart's tangible and intangible assets, in-process research and development and goodwill based on an independent valuation analysis performed by a firm other than the Company's independent auditors.

     The acquisition was accounted for as a purchase business combination in accordance with SFAS No. 141, BUSINESS COMBINATIONS, and accordingly, the results of PowerSmart's operations are included in the Company's consolidated results from the date of the acquisition. The acquisition was not considered significant under the rules and regulations of the SEC (Rule 3-05 of Regulation S-X). Proforma financial information is not presented since the historical operating results of PowerSmart were not significant when compared to those of the Company.

     The following table summarizes the fair values of the assets acquired and the liabilities assumed at the date of the acquisition (amounts in thousands):

     Current assets                                               $  3,315
     Property and equipment                                            462
     Other assets                                                      485
     In-process research and development                             9,300
     Core technology                                                 5,200
     Other intangible assets                                           400
     Deferred tax assets, net                                        6,699
     Goodwill                                                       32,346
                                                                  --------
          Total assets acquired                                     58,207
     Current liabilities                                            (1,988)
     Other liabilities                                              (1,000)
                                                                  --------
          Total liabilities assumed                                 (2,988)
                                                                  --------
          Net assets acquired                                     $ 55,219
                                                                  ========

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

     An allocation of approximately $32.3 million of the purchase price was made to goodwill in accordance with SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. Goodwill related to the PowerSmart acquisition will not be amortized but will be subject to periodic impairment tests. None of the goodwill is expected to be deductible for tax purposes.

     An allocation of $5.6 million of the purchase price was made to core technology and other identifiable intangible assets and will be amortized over their estimated useful lives of seven years.

     The Company records acquisition-related purchase consideration as unearned stock-based compensation in accordance with FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation." During the year ended March 31, 2003, the Company recorded unearned stock-based compensation of $130,000. The unearned stock-based compensation includes the intrinsic value of stock options assumed in connection with the acquisition of PowerSmart that is earned as the employees provide future services. The compensation is being recognized over the period earned, and the expense is included in the amortization of acquisition-related intangibles and costs. Amortization of unearned stock compensation was $59,000 in fiscal 2003.

4.   SPECIAL CHARGES

                                                    Year Ended March 31,
                                           -------------------------------------
                                              2003         2002         2001
                                           -----------   ---------   -----------
     Fab 3 impairment charge               $41,500,000   $      --   $        --
     In-process research and development     9,300,000          --            --
     Restructuring charges                          --          --     6,409,000
     TelCom merger charges                          --          --    10,949,000
                                           -----------   ---------   -----------

     Totals                                $50,800,000   $      --   $17,358,000
                                           ===========   =========   ===========

     FISCAL 2003

     FAB 3 IMPAIRMENT CHARGE

     In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS, which is applicable to financial statements for fiscal years beginning after December 15, 2001. SFAS 144 provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that must be met to classify an asset as held-for-sale. Classification as held-for-sale is an important distinction since such assets are not depreciated and are stated at the lower of book value or fair value less cost to sell. SFAS 144 was effective for the Company as of April 1, 2002. In accordance with SFAS 144, the Company recorded a $41.5 million asset impairment charge during the quarter ended September 30, 2002, as described below.

     The Company acquired a semiconductor manufacturing facility in Puyallup, Washington, referred to as Fab 3, in July 2000. The original purchase consisted of semiconductor manufacturing facilities and real property. It was the Company's intention to bring Fab 3 to productive readiness and commence volume production of 8-inch wafers using its 0.7 and 0.5 micron process technologies by August 2001. The Company delayed its intended production start up at Fab 3 due to deteriorating business conditions in the semiconductor industry during fiscal 2002. Fab 3 has never been brought to productive readiness.

     As is described in Note 2, in August 2002 the Company acquired a semiconductor manufacturing facility in Gresham, Oregon, referred to as Fab
     4. After the acquisition of Fab 4 was completed, the Company undertook an analysis of the potential production capacity at Fab 4. The results of the production capacity analysis led the Company to determine that Fab 3's capacity would not be needed in the foreseeable future and during the second quarter the Company committed to a plan to sell Fab 3. The Company has retained a third-party broker to market Fab 3 on its behalf and is actively seeking potential buyers. Accordingly, Fab 3 was classified as an asset held-for-sale as of September 30, 2002 and maintained that classification at March 31, 2003.

     The Company retained an independent third-party firm, other than its independent auditors, to complete a fair value appraisal of Fab 3. The independent third party used the market approach and considered sales of comparable properties in determining the fair value of Fab 3. The comparable sales included eight properties, including the Company's purchases of Fab 3 in July 2000 and Fab 4 in August 2002. Based on the results of this appraisal, the Company recorded an asset impairment charge on Fab 3 of $36.9 million, including estimated costs to sell. The remaining value of $60.2 million was classified as an asset held-for-sale and is included as a component of other current assets at March 31, 2003.

     During the quarter ended September 30, 2002, the Company also recorded an asset impairment charge of $4.6 million to write-down certain excess manufacturing equipment located at Fab 3 to its net realizable value of $212,000. This manufacturing equipment became "excess" as a result of duplicate equipment acquired in the purchase of Fab 4. The net realizable value for the excess manufacturing equipment was determined based on management estimates. Substantially all of the other manufacturing equipment located at Fab 3 has been transferred to and will be used in the Company's other wafer fabrication facilities located in Tempe, Arizona (Fab
     2) and Gresham, Oregon (Fab 4).

     If actual market conditions are less favorable than those estimated in the appraisal, or if future market conditions deteriorate, the net proceeds from the assets held-for-sale could be less than the amount estimated in the financial statements and additional charges could result prior to or at the time of the sale of Fab 3.

     POWERSMART IN-PROCESS RESEARCH AND DEVELOPMENT CHARGE

     As described in Note 3, on June 5, 2002, the Company completed the acquisition of PowerSmart, Inc. in which Microchip acquired all of PowerSmart's outstanding capital stock and assumed certain stock options for consideration of $54.0 million in cash plus other acquisition related costs of $1.2 million. The purchase price was allocated among PowerSmart's tangible and intangible assets, in-process research and development and goodwill based on an independent valuation analysis performed by a firm other than the Company's independent auditors.

     An allocation of $9.3 million of the purchase price was assigned to in-process research and development and was written off at the date of the acquisition in accordance with FASB Interpretation No. 4, "Applicability of FASB Statement No. 2, BUSINESS COMBINATIONS ACCOUNTED FOR BY THE PURCHASE METHOD."

     FISCAL 2002

     There were no special charges in fiscal 2002.

     FISCAL 2001

     During the March 2001 quarter, the Company implemented capacity and cost reduction actions related to adverse business conditions in the semiconductor industry. The Company reduced cumulative wafer fab capacity at its manufacturing locations in Chandler and Tempe, Arizona by approximately 24%, compared to its December 31, 2000 levels. The Company also decided to close its Hong Kong test facility, acquired as part of the TelCom transaction, and migrate these test requirements to its test facility located in Thailand. The capacity reduction at the Company's wafer fabs was completed by the end of the March 2001 quarter, and the closure of the Hong Kong facility was completed by June 30, 2001. These actions resulted in a restructuring charge of $6,409,000 in the March 2001 quarter.

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

     During the March 2001 quarter, the Company recognized a special charge of $10,949,000 for costs associated with the TelCom transaction, including:
     $7,306,000 associated with investment banking fees; $1,607,000 associated with legal and accounting fees; $912,000 related to severance costs; and $1,124,000 related to other merger costs.

     All reserves relating to the March 31, 2001 fiscal year special charges have been fully utilized.

5.   SHORT-TERM INVESTMENTS

     The Company's short-term investments are intended to establish a high-quality portfolio that preserves principal, meets liquidity needs, avoids inappropriate concentrations and delivers an appropriate yield in relationship to the Company's investment guidelines and market conditions. These investments are carried at cost, which approximates fair value. The following is a summary of available-for-sale securities (amounts in thousands):

                                                           March 31,
                                                    -----------------------
                                                       2003         2002
                                                    ----------   ----------
     State student loan bonds                       $  109,400   $  100,050
     Corporate preferred stock                          30,375           --
     Bank certificates of deposit                       15,500           --
     Fixed rate annuity contracts                        7,327        7,000
                                                    ----------   ----------

                                                    $  162,602   $  107,050
                                                    ==========   ==========

     During the years ended March 31, 2003 and 2002, the Company did not have any gross realized gains or losses on sales of available-for-sale securities.

     The amortized cost and estimated fair value of the available-for-sale securities at March 31, 2003, by maturity, are shown below (amounts in thousands). Expected maturities can differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties, and the Company views its available-for-sale securities as available for current operations. At March 31, 2003 there was no difference in the cost and estimated fair value of the Company's available-for-sale securities given that the longer-term instruments have interest rate reset features that regularly adjust to current market rates.

                                                                 Estimated
                                                       Cost      Fair Value
                                                    ----------   ----------
     Available-for-sale
       Due in one year or less                      $   53,202   $   53,202
       Due after one year and through five years            --           --
       Due after five years through ten years               --           --
       Due after ten years                             109,400      109,400
                                                    ----------   ----------

                                                    $  162,602   $  162,602
                                                    ==========   ==========

6.   ACCOUNTS RECEIVABLE

     Accounts receivable consists of the following (amounts in thousands):

                                                           March 31,
                                                    -----------------------
                                                       2003         2002
                                                    ----------   ----------
     Trade accounts receivable                      $   98,418   $   84,336
     Other                                                 737          348
                                                    ----------   ----------
                                                        99,155       84,684

     Less allowance for doubtful accounts                3,768        3,937
                                                    ----------   ----------

                                                    $   95,387   $   80,747
                                                    ==========   ==========

7.   INVENTORIES

     The components of inventories are as follows (amounts in thousands):

                                                          March 31,
                                                    -----------------------
                                                       2003         2002
                                                    ----------   ----------
     Raw materials                                  $    9,571   $    7,187
     Work in process                                    60,001       61,724
     Finished goods                                     32,772       19,704
                                                    ----------   ----------
                                                    $  102,344   $   88,615
                                                    ==========   ==========

     Inventory impairment charges establish a new cost basis for inventory and charges are not subsequently reversed to income even if circumstances later suggest that increased carrying amounts are recoverable.

8.   OTHER CURRENT ASSETS

     Other current assets consists of the following (amounts in thousands):

                                                           March 31,
                                                    -----------------------
                                                       2003         2002
                                                    ----------   ----------
     Assets held for sale                           $   60,460   $       --
     Income tax receivable                               6,862        6,862
     Other current assets                                4,577        2,171
                                                    ----------   ----------

                                                    $   71,899   $    9,033
                                                    ==========   ==========

9.   PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consists of the following (amounts in thousands):

                                                          March 31,
                                                    -----------------------
                                                       2003         2002
                                                    ----------   ----------
     Land                                           $   33,488   $   23,685
     Building and building improvements                196,800      191,186
     Machinery and equipment                           767,322      722,049
     Projects in process                               297,751      211,098
                                                    ----------   ----------
                                                     1,295,361    1,148,018

     Less accumulated depreciation
     and amortization                                  527,428      432,058
                                                    ----------   ----------

                                                    $  767,933   $  715,960
                                                    ==========   ==========

     Depreciation and amortization expense attributed to property, plant and equipment was $109,572,000, $108,451,000 and $101,990,000 for the years ending March 31, 2003, 2002 and 2001, respectively.

10.  INVESTMENT IN SAI

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

11.  ACCRUED LIABILITIES

     Accrued liabilities consists of the following (amounts in thousands):

                                                           March 31,
                                                    -----------------------
                                                       2003         2002
                                                    ----------   ----------
     Income taxes                                   $   79,733   $   62,745
     Other accrued expenses                             30,266       25,761
                                                    ----------   ----------

                                                    $  109,999   $   88,506
                                                    ==========   ==========

12.  INCOME TAXES

     The provision for income taxes is as follows (amounts in thousands):

                                                      Year Ended March 31,
                                               --------------------------------
                                                 2003        2002        2001
                                               --------    --------    --------
     Current expense:
           Federal                             $ 32,602    $ 44,639    $ 34,127
           State                                  2,835       3,882       3,792
           Foreign                               10,321      12,162      23,446
                                               --------    --------    --------

     Total current                               45,758      60,683      61,365
                                               --------    --------    --------

     Deferred expense (benefit):
           Federal                              (19,892)    (25,494)     (6,836)
           State                                 (1,730)     (2,217)       (760)
           Foreign                               (2,124)       (595)       (406)
                                               --------    --------    --------

     Total deferred                             (23,746)    (28,306)     (8,002)
                                               --------    --------    --------

     Less: deferred tax benefit allocated to
     cumulative effect of accounting method       6,645          --          --
                                               --------    --------    --------

                                               $ 28,657    $ 32,377    $ 53,363
                                               ========    ========    ========

     The tax benefit associated with the exercise of employee stock options reduced taxes currently payable by $17,951,000, $18,752,000 and $15,936,000 for the years ended March 31, 2003, 2002 and 2001, respectively. These amounts were credited to additional paid-in capital in each of the three fiscal years.

     The provision for income taxes differs from the amount computed by applying the statutory federal tax rate to income before income taxes. The sources and tax effects of the differences in the total income tax provision for income (loss) before cumulative effect of change in accounting principle are as follows (amounts in thousands):

                                                Year Ended March 31,
                                          --------------------------------
                                            2003        2002        2001
                                          --------    --------    --------
     Computed expected provision          $ 44,916    $ 44,517    $ 68,670

     State income taxes, net
     of federal benefits                       554       1,068       1,971

     Foreign export sales benefit           (2,278)     (1,961)     (3,230)

     Research and development
     tax credits                            (2,959)     (3,481)         --

     Foreign income taxed at
     lower than the federal rate           (11,576)     (7,766)    (13,148)

     Change in valuation allowance              --          --        (900)
                                          --------    --------    --------

                                          $ 28,657    $ 32,377    $ 53,363
                                          ========    ========    ========

     Pretax income from foreign operations was $108,198,000, $92,216,000 and $133,208,000 for the years ended March 31, 2003, 2002 and 2001, respectively. Unremitted foreign earnings that are considered to be permanently invested outside the United States, and on which no deferred taxes have been provided, amounted to approximately $483,543,000 at March 31, 2003. Should the Company elect in the future to repatriate a portion of the foreign earnings so invested, the Company would incur income tax expense on such repatriation, net of any available foreign tax credits. This would result in additional income tax expense beyond the computed expected provision in such periods.

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows (amounts in thousands):

                                                               March 31,
                                                          --------------------
                                                            2003        2002
                                                          --------    --------
     Deferred tax assets:

           Intercompany profit in inventory               $ 12,842    $ 11,137
           Deferred income on shipments to distributors     25,628      14,566
           Inventory reserves                                2,137       1,083
           Net operating loss carryforward                  24,033      28,646
           Tax credit carryforwards                         26,134      21,023
           Fab 3 impairment                                 16,600          --
           Accrued expenses and other                        9,107       7,525
                                                          --------    --------
           Gross deferred tax assets                       116,481      83,980
                                                          --------    --------

     Deferred tax liabilities:

           Property, plant and equipment, principally
               due to differences in depreciation          (31,259)    (30,808)
           Other                                            (1,929)       (324)
                                                          --------    --------
           Gross deferred tax liability                    (33,188)    (31,132)
                                                          --------    --------
           Net deferred tax asset                         $ 83,293    $ 52,848
                                                          ========    ========

     Management believes that the results of future operations will generate sufficient taxable income such that it is "more likely than not" that deferred tax assets will be realized.

     On June 5, 2002, the Company acquired all of the outstanding stock of PowerSmart Inc. in a taxable stock acquisition. As a result of the PowerSmart acquisition, $6,699,000 of net deferred tax assets were acquired consisting of a deferred tax asset of $8,771,000 relating primarily to net operating loss carryforwards and a deferred tax liability of $2,072,000 relating to intangible assets acquired.

     At March 31, 2003, the Company had net operating loss carryforwards for federal income tax purposes of approximately $64,954,000, which begin to expire in varying amounts in the years 2018 through 2022. The net operating loss carryforward includes approximately $22,945,000 attributable to the acquisition of PowerSmart. An analysis of the annual limitation on the utilization of the PowerSmart net operating losses was performed in accordance with Internal Revenue Code Section 382. It was determined that
     Section 382 will not limit the use of the PowerSmart net operating losses in full over the carryover period.

     At March 31, 2003, the Company had recorded credit carryforwards of approximately $10,671,000 for foreign tax credits, $13,874,000 for research and development credits, and $1,589,000 for alternative minimum tax credits. The foreign tax credits begin to expire in varying amounts in the years ending March 31, 2004 through March 31, 2007, the research and development credits begin to expire in varying amounts in the years ending March 31, 2015 through March 31, 2018 and the alternative minimum tax credits have no expiration date.

     The Company's Thailand manufacturing operations currently benefit from numerous tax holidays. The aggregate dollar benefits derived from these tax holidays approximated $31,409,000, $30,686,000 and $40,812,000 for the
     years ended March 31, 2003, 2002 and 2001, respectively. The benefit the tax holiday had on net income per share approximated $0.15, $0.15 and $0.20 for the years ended March 31, 2003, 2002 and 2001, respectively.

     The Company believes that it maintains adequate tax reserves to offset the potential liabilities that may arise upon audit. If such amounts ultimately prove to be unnecessary, the resulting reversal of such reserves would result in tax benefits being recorded in the period the reserves are no longer deemed necessary. If such amounts ultimately prove to be less than the ultimate assessment, a future charge to expense would result. The

     Company has included in income taxes payable reserves for potential losses. Should such losses occur, they would result in the reduction of deferred tax assets or payments of amounts accrued.

13.  CONTINGENCIES

     In the ordinary course of its business, the Company is involved in a limited number of legal actions, both as plaintiff and defendant, and could incur uninsured liability in any one or more of them. Although the outcome of these actions is not presently determinable, the Company believes that the ultimate resolution of these matters will not harm its business. Litigation relating to the semiconductor industry is not uncommon, and the Company is, and from time to time has been, subject to such litigation. In the Company's opinion, based on consultation with legal counsel, as of March 31, 2003, the effect of such matters will not have a material adverse effect on the Company's financial position.

14.  LONG-TERM DEBT

     On February 25, 2003, the Company elected to terminate its unsecured revolving credit facility that it had maintained with a syndicate of banks since May 2000. The $100 million credit facility was due to expire on May 31, 2003. There were no borrowings against the credit facility on February 25, 2003. The Company had not made any borrowings against the credit facility during either of the years ending March 31, 2003 or March 31, 2002.

     The Company has an unsecured line of credit with various financial institutions in Asia for up to $20 million (U.S. Dollar equivalent). These borrowings are predominantly denominated in U.S. Dollars, bearing interest at the Singapore Interbank Offering Rate (SIBOR) of 1.31% at March 31, 2003 plus 0.58% (average) and expiring on various dates through February 2004. There were no borrowings against this line of credit as of March 31, 2003, but an allocation of $865,000 of the available line was made, relating to import guarantees associated with the Company's business in Thailand. There are no covenants associated with the foreign line of credit.

15.  STOCKHOLDERS' EQUITY

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

     STOCK REPURCHASE ACTIVITY. On August 7, 2002, the Company's Board of Directors authorized the Company to repurchase up to 2,500,000 shares of its common stock in the open market or in privately negotiated transactions. During the twelve months ended March 31, 2003, the Company purchased 1,264,700 shares of its common stock for $27,062,782. As of March 31, 2003, all but 311,855 of the purchased shares had been reissued to fund stock option exercises and purchases under the Company's employee stock purchase plan.

     The Company maintained a net shares settled forward contract for the years ended March 31, 2002 and 2001. Under the original terms of this contract, the Company could deliver or receive shares of common stock or cash based on the fair market value of its common stock on periodic settlement dates. The contract was subsequently amended in fiscal 2001 to only allow the Company to receive cash but to deliver shares or cash based on the fair market value of its common stock on periodic settlement dates. The table below contains a summary of the share and cash activity under this contract (amounts in thousands):

                                                    Year Ended March 31,
                                                  ------------------------
                                                     2002          2001
                                                  ----------    ----------
     Shares received                                      --           277
     Shares delivered                                   (573)         (996)
                                                  ----------    ----------
     Net shares (delivered)                             (573)         (719)
                                                  ==========    ==========

     Cash received                                $   14,084    $   17,190
     Cash delivered                                       --          (128)
                                                  ----------    ----------
     Net cash received                            $   14,084    $   17,062
                                                  ==========    ==========

     During the years ended March 31, 2002 and 2001, the Company made a delivery of 572,645 and 995,511 shares, respectively, in connection with the net shares settled forward contract. During the years ended March 31, 2001 the Company received 276,890 shares in conjunction with the net share settled forward contract. No shares were received in respect of the net shares settled forward contract for the year ended March 31, 2002. During the year ended March 31, 2002, the Company received $14,083,638 in connection with an early termination covering 1,650,000 of the shares outstanding in the net shares settled forward contract. No such early terminations occurred in the year ending March 31, 2001. During the year ended March 31, 2001, the Company also received $17,190,026 in conjunction with the quarterly net share settled forward contact. During the year ended March 31, 2001, the Company delivered $128,449 in conjunction with the net shares settled forward contract. All amounts received or delivered under the net shares settled forward contract have been recorded to additional paid-in-capital. The Company closed out the net shares settled forward contract in its entirety on January 15, 2002 and made a cash payment of $27,776,610 to purchase the remaining 1,610,606 shares of its common stock outstanding under the contract. These shares were recorded as treasury shares.

16.  EMPLOYEE BENEFIT PLANS

     The Company maintains a contributory profit-sharing plan for its domestic employees meeting certain eligibility and service requirements. The plan qualifies under Section 401(k) of the Internal Revenue Code of 1986, as amended, and allowed employees to contribute up to 20% of their base salary up through March 31, 2002, subject to maximum annual limitations prescribed by the Internal Revenue Service. The plan was amended as of April 1, 2002 to allow employees to contribute up to 60% of their base salary, subject to maximum annual limitations prescribed by the Internal Revenue Service. The Company shall make a matching contribution of up to 25% of the first 4% of the participant's eligible compensation and may award up to an additional 25% under the discretionary match. All matches are provided on a quarterly basis and require the participant to be an active employee at the end of each quarter. For the fiscal years ended March 31, 2003, 2002 and 2001, the Company contributions to the plan totaled $1,030,000, $677,000 and $1,111,000, respectively.

     The Company's 2001 Employee Stock Purchase Plan (the "2001 Purchase Plan") became effective on March 1, 2002. The Board of Directors approved the 2001 Purchase Plan in May 2001 and the stockholders approved it in August 2001. Under the 2001 Purchase Plan, eligible employees of the Company may purchase shares of common stock at semi-annual intervals through periodic payroll deductions. The purchase price in general will be 85% of the lower of the fair market value of the common stock on the first day of any semi-annual offering period or 85% of the fair market value on the semi-annual purchase date. Depending upon a participant's entry date into the 2001 Purchase Plan, purchase periods under the 2001 Purchase Plan consist of overlapping periods of either 24, 18, 12 or 6 months in duration. 2,450,000 shares of common stock have been previously reserved for issuance under the 2001 Purchase Plan. In May 2003, the Board of Directors, subject to stockholder approval, reserved an additional 975,000 shares of common stock for issuance under the 2001 Purchase Plan.

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

     During fiscal 1995, a purchase plan was adopted for employees in non-U.S. locations. Such plan allows for the purchase price per share to be 100% of the lower of the fair market value of the common stock on the beginning or end of the semi-annual purchase plan period. Since the inception of this purchase plan, 248,593 shares of common stock have been reserved for issuance and 204,063 shares have been issued under this purchase plan.

     Effective January 1, 1997, the Company adopted a non-qualified deferred compensation arrangement. This plan is unfunded and is maintained primarily for the purpose of providing deferred compensation for a select group of highly compensated employees as defined in ERISA Sections 201, 301 and 401. There are no Company matching contributions made under this plan.

     Employees in certain foreign locations are covered by statutory pension plans, none of which are defined benefit plans. Contributions are accrued based on an actuarially determined percentage of compensation and are funded in amounts sufficient to meet statutory requirements. Pension expense amounted to $261,000, $93,000 and $175,000 for the years ended March 31, 2003, 2002 and 2001, respectively.

     The Company has a management incentive compensation plan which provides for bonus payments, based on a percentage of base salary, from an incentive pool created from operating profits of the Company, at the discretion of the Board of Directors. The Company did not make any payments under its management incentive compensation plan during fiscal 2002 or fiscal 2003. During the year ended March 31, 2001, $6,706,000 was charged against operations for this plan.

     The Company also has a plan that, at the discretion of the Board of Directors, provides a cash bonus to all employees of the Company based on the operating profits of the Company. During the years ended March 31, 2003, 2002 and 2001, $1,790,000, $970,000 and $2,899,000, respectively, were charged against operations for this plan.

     TelCom had various bonus plans in place for their employees for the periods covered by this report. During the year ended March 31, 2001, $1,674,000 was charged against operations for these plans. The Company terminated TelCom's bonus plans and all of TelCom's former employees that are now employed by the Company are now eligible to participate in the Company's existing plans.

17.  STOCK OPTION PLANS

     Under the Company's stock option plans (the "Plans"), officers, key employees, non-employee directors and consultants may be granted non-statutory stock options to purchase shares of common stock at a price not less than 100% of the fair value of the option shares on the grant date. Options granted under the Plans vest over the period determined by the Board of Directors at the date of grant, at periods ranging from one year to four years. The maximum term of options granted under the Plans is 10 years. The Company did not make any stock option grants to consultants during the years ended March 31, 2003, 2002 and 2001. At March 31, 2003, there were 20,336,658 shares available for grant under the Plans. The per share weighted average fair value of stock options granted under the Plans for the years ended March 31, 2003, 2002 and 2001 was $15.00, $10.28 and $15.15, respectively, based on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                Year Ended March 31,
                                         ----------------------------------
                                           2003         2002         2001
                                         --------     --------     --------
     Expected life (years)                 5.00         4.65         4.35
     Risk-free interest rate               2.80%        4.50%        5.50%
     Volatility                              71%          71%          72%
     Dividend yield                        0.48%           0%           0%

     Under the Plans, 89,944,881 shares of common stock had been reserved for issuance since the inception of the Plans.

     The stock option activity is as follows:

                                                   Options Outstanding
                                              -----------------------------
                                                           Weighted Average
                                                Shares      Exercise Price
                                              ----------    --------------

     Outstanding at March 31, 2000            24,566,373      $     6.93

     Granted                                   5,788,059           24.02
     Exercised                                (2,707,982)           4.62
     Canceled                                 (1,930,680)          15.23
     TelCom adjustment                          (359,737)             --
                                              ----------

     Outstanding at March 31, 2001            25,356,033           10.45

     Granted                                   4,706,454           16.93
     Exercised                                (4,083,182)           5.41
     Canceled                                 (1,312,494)          17.88
                                              ----------

     Outstanding at March 31, 2002            24,666,811           12.12

     Granted                                   5,126,899           25.76
     Exercised                                (3,564,895)           6.47
     Canceled                                   (993,899)          18.11
                                              ----------

     Outstanding at March 31, 2003            25,234,916      $    15.45
                                              ==========

     The TelCom adjustment of 359,737 shares relates to TelCom's net stock option activity for the three months ended March 31, 2000, which has been included to conform to the Company's March 31 fiscal year end.

     The following table summarizes information about the stock options outstanding at March 31, 2003:

                                       Weighted
                                        Average      Weighted                       Weighted
     Range                 Options     Remaining      Average         Options        Average
     Exercise Price      Outstanding      Life     Exercise Price   Exercisable   Exercise Price
     -----------------   -----------   ---------   --------------   -----------   --------------
     $ 0.009 - $ 4.987     2,797,503      2.09         $ 4.10         2,795,425       $ 4.10
     $ 5.037 - $ 6.259     2,986,339      4.54         $ 5.94         2,370,464       $ 5.85
     $ 6.289 - $ 8.963     2,294,910      4.35         $ 7.60         2,286,224       $ 7.60
     $ 9.167 - $10.037     2,892,006      6.02         $10.03           711,254       $10.00
     $10.407 - $15.860     1,464,198      7.28         $14.83         1,267,870       $14.78
     $15.913 - $15.917     2,622,956      8.01         $15.91           661,494       $15.92
     $16.167 - $23.389     4,334,233      7.54         $21.87           852,802       $19.75
     $23.700 - $26.806     1,756,699      8.78         $24.49           616,901       $24.76
     $27.153 - $27.153     3,030,895      9.00         $27.15                 0       $ 0.00
     $27.170 - $31.722     1,055,177      7.68         $29.01           531,389       $29.10
                          ----------                                 ----------

     $ 0.009 - $31.722    25,234,916      6.42         $15.45        12,093,823       $10.48
                          ==========                                 ==========

     At March 31, 2003 and 2002, the number of options exercisable was 12,093,823 and 10,529,779, respectively, and the weighted-average exercise price of those options was $10.48 and $7.69, respectively.

     The Company received a tax benefit of $17,951,000, $18,752,000 and $15,936,000 for the years ended March 31, 2003, 2002 and 2001, respectively, from the exercise of non-qualified stock options and the disposition of stock acquired with incentive stock options or through the Company's employee stock purchase plan. For financial reporting purposes, the tax effect of this deduction is accounted for as a credit to additional paid-in capital rather than as a reduction of income tax expense.

18.  LEASE COMMITMENTS

     The Company leases office space, transportation and other equipment under capital and operating leases, which expire at various dates through March 31, 2009. The future minimum lease commitments under these leases are payable as follows (amounts in thousands):

                           Year Ending               Operating
                            March 31,                  Leases
                            ---------                ---------

                               2004                      3,014
                               2005                      2,221
                               2006                      1,649
                               2007                        875
                               2008                        316
                            Thereafter                      30
                                                     ---------
                      Total minimum payments         $   8,105
                                                     =========

     Rental expense under operating leases totaled $5,746,000, $4,600,000 and $4,472,000 for the years ended March 31, 2003, 2002 and 2001, respectively.

19.  GAIN ON SALE OF INVESTMENTS

     During the quarter ended March 31, 1999, TelCom recognized a gain of $5,000,000 on the sale of its investment in IC WORKS. This gain is reported in the Company's March 31, 2000 financial statements because TelCom's 1999 calendar year results are combined with Microchip's March 31, 2000 fiscal year results for purposes of this report. IC WORKS was purchased by Cypress Semiconductor, Inc., a publicly held company and, as part of the purchase agreement between IC WORKS and Cypress Semiconductor, TelCom's preferred shares, with a book value of $1,500,000, were exchanged for common stock of Cypress Semiconductor with a fair market value of $6,500,000. During the quarter ended June 30, 1999, the Company sold all of the shares it held, except shares held in escrow, for $6,700,000 and recognized an additional gain on the sale of $819,000 representing the increase in the fair value between the date the shares were received and the date the shares were sold. The value of the shares held in escrow at December 31, 1999 was $2,286,000 and was classified as short-term investments. During TelCom's year ended December 31, 2000, it sold its remaining shares of Cypress Semiconductor and recognized an additional gain of $3,091,000, representing the increase in the fair value between the date the shares were received and the date they were sold. $1,427,000 of the $3,091,000 gain occurred during the Company's fiscal year ending March 31, 2001.

20.  GEOGRAPHIC INFORMATION

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

                                                           March 31,
                                                    -----------------------
                                                       2003         2002
                                                    ----------   ----------
     United States                                  $1,138,025   $  946,925
     Thailand                                          182,217      163,937
     Taiwan                                                 --       51,594
     Hong Kong                                              --          593
     Various                                           108,033      112,551
                                                    ----------   ----------

           Total Assets                             $1,428,275   $1,275,600
                                                    ==========   ==========

     Sales to unaffiliated customers located outside the United States, primarily in Asia and Europe, aggregated approximately 71%, 69% and 68% of consolidated net sales for the years ended March 31, 2003, 2002 and 2001, respectively. Sales to customers in Europe represented 27%, 31% and 31% of consolidated net sales for the years ended March 31, 2003, 2002 and 2001, respectively. Sales to customers in Asia represented 39%, 35% and 36% of consolidated net sales for the years ended March 31, 2003, 2002 and 2001, respectively. Sales into China represented 13% of consolidated net sales for the year ended March 31, 2003. Sales into any other individual foreign country did not exceed 10% of the Company's net sales.

21.  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amount of cash equivalents approximates fair value because their maturity is less than three months. The carrying amount of short-term investments approximates fair value because the longer-term instruments have interest rate reset features that regularly adjust to current market rates. The carrying amount of accounts receivable, accounts payable and accrued liabilities approximates fair value due to the short-term maturity of the amounts. The fair value of capital lease obligations, long-term debt and lines of credit approximate their carrying value as they are estimated by discounting the future cash flows at rates currently offered to the Company for similar debt instruments.

     The Company has entered into financial instruments with off-balance-sheet risk in the normal course of business to reduce its exposure to fluctuations in foreign exchange rates. These financial instruments include standby letters of credit and foreign currency forward contracts. When engaging in forward contracts, risks arise from the possible inability of counterparties to meet the terms of their contracts and from movements in securities values, interest rates and foreign exchange rates. At March 31, 2003 and 2002, the Company held contracts with notional amounts totaling $2,707,000 and $1,949,000, respectively, which were entered into and hedged the Company's foreign currency risk. The value of the contracts is based on quoted market prices. The contracts matured May 2003 and May 2002, respectively. Unrealized gains and losses as of the balance sheet dates and realized gains and losses for the years ending March 31, 2003, 2002 and 2001 were not material.

22.  NET INCOME PER SHARE

     The following table sets forth the computation of basic and diluted net income per share (in thousands except per share amounts):

                                                 Year Ended March 31,
                                           --------------------------------
                                             2003        2002        2001
                                           --------    --------    --------
     Net income                            $ 88,232    $ 94,814    $142,836
                                           ========    ========    ========

     Weighted average common
     shares outstanding                     202,483     199,184     193,632

     Dilutive effect of stock options         8,163       9,723      11,558
                                           --------    --------    --------

     Weighted average common and
     common equivalent shares
     outstanding                            210,646     208,907     205,190
                                           ========    ========    ========

     Basic net income per share            $   0.44    $   0.48    $   0.74
                                           ========    ========    ========
     Diluted net income per share          $   0.42    $   0.45    $   0.70
                                           ========    ========    ========

     Weighted average shares exclude the effect of antidilutive options. As of March 31, 2003, 2002 and 2001, the number of options that were antidilutive were 4,282,029, 2,943,083 and 2,612,970, respectively.

     The Company had a net shares settled forward contract outstanding during the years ended March 31, 2002 and 2001. During the year ended March 31, 2001, the Company received 276,890 shares in conjunction with the net share settled forward contract. No shares were received in conjunction with the net shares settled forward contract during the years ended March 31, 2002. During the years ended March 31, 2002 and 2001, the Company delivered 572,645 and 995,511 shares, respectively, in conjunction with the net share settled forward contract. During the year ended March 31, 2003, the Company purchased 1,264,700 shares of common stock in open market activities at a total price of $27,062,782. During the years ended March 31, 2002 and 2001, there were no purchases of common stock in open market activities.

     Both basic and diluted net income per share incorporate the affects of the Company's stock repurchase program, shares received and delivered in connection with the net share settled forward contract and stock purchased in open market transactions as outlined above.

23.  QUARTERLY RESULTS (UNAUDITED)

     The following table presents the Company's selected unaudited quarterly operating results for eight quarters ended March 31, 2003. The Company has presented the unaudited results for the first three quarters of the year ended March 31, 2003 as previously reported and as restated for the cumulative effect of change in accounting principle described in Footnote
     1. The Company believes that all necessary adjustments have been made to present fairly the related quarterly results (in thousands except per share amounts):

                                           First     Second      Third
                                          Quarter    Quarter    Quarter
                                          --------   --------   --------
     FISCAL 2003 - PREVIOUSLY REPORTED

     Net sales                            $159,745   $169,748   $170,998
     Gross profit                           83,897     91,509     93,927
     Operating income                       31,096      4,545     49,174
     Net income                             21,726     10,263     37,037
     Diluted net income per share             0.10       0.05       0.18

                                           First      Second     Third     Fourth
                                          Quarter    Quarter    Quarter    Quarter     Total
                                          --------   --------   --------   --------   --------
     FISCAL 2003 - RESTATED

     Net sales                            $157,544   $166,778   $167,474   $159,666   $651,462
     Gross profit                           82,367     90,300     92,894     86,674    352,235
     Operating income                       29,566      3,336     48,141     43,074    124,117
     Income before cumulative effect of
       change in accounting principle       20,759      9,496     36,382     33,038     99,675
     Cumulative effect of change in
       accounting  principle                11,443         --         --         --     11,443
     Net income                              9,316      9,496     36,382     33,038     88,232
     Diluted net income per share             0.04       0.05       0.17       0.16       0.42

     FISCAL 2002

     Net sales                            $138,894   $141,662   $141,857   $148,841   $571,254
     Gross profit                           69,406     70,869     71,139     75,322    286,736
     Operating income                       28,429     30,536     29,861     33,645    122,471
     Net income                             21,773     23,148     23,577     26,316     94,814
     Diluted net income per share             0.11       0.11       0.11       0.12       0.45

24.  SUPPLEMENTAL FINANCIAL INFORMATION

     Cash paid for income taxes amounted to $5,248,000, $12,695,000 and $24,763,000 during the years ended March 31, 2003, 2002 and 2001, respectively. Cash paid for interest amounted to $538,000, $522,000 and $771,000 during the years ended March 31, 2003, 2002 and 2001, respectively. Included in the special charge for the year ended March 31, 2003 was a non-cash amount of $41,500,000, which pertained to the write-down of the Fab 3 fixed assets. Included in the special charge for the year ended March 31, 2001 was a non-cash amount of $3,955,000, which pertained to the write-down of fixed assets due to the restructuring of the Company's manufacturing facilities.

     A summary of additions and deductions related to the allowance for doubtful accounts for the years ended March 31, 2003, 2002 and 2001 follows (amounts in thousands):

                                       Balance at   Charged to
                                       beginning    costs and                Balance at
                                        of year      expenses   Deductions   end of year
                                        --------     --------   ----------   -----------
     Allowance for doubtful accounts:

          2003                          $  3,937           60        (229)    $  3,768
          2002                             4,191           58        (312)       3,937
          2001                             2,932        1,855        (596)       4,191

25.  DIVIDENDS

     On October 28, 2002, the Company announced that its Board of Directors had approved and instituted a quarterly cash dividend on its common stock. The initial quarterly dividend of $0.02 per share was paid on December 6, 2003 in the amount of $4,060,766. A second quarterly cash dividend payment of $0.02 per share was paid on February 28, 2003 in the amount of $4,068,480. A third quarterly cash dividend of $0.024 per share was paid on May 29, 2003 in the amount of $4,893,296.

26.  SUBSEQUENT EVENT (UNAUDITED)

     On April 7, 2003, the Company announced its intention to close its Chandler, Arizona (Fab 1) wafer fabrication facility and integrate certain Fab 1 personnel and processes into its Tempe, Arizona (Fab 2) wafer fabrication facility. The Company expects to complete the integration process during the quarter ending June 30, 2003, after which Fab 1 will cease to operate as a wafer fabrication facility. The closure of Fab 1 and the integration of certain Fab 1 personnel into Fab 2 operations will result in a reduction in force of approximately 140 employees. The Company expects that, in the first quarter of fiscal 2004, it will incur accelerated depreciation charges and other expenses related to the shut down of Fab 1 of between $27 million and $33 million.