Form 10-Q
period 2003-06-30
MICROCHIP TECHNOLOGY INC
filed 2003-08-12
CIK 827054

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to                     ..

Commission File Number:  0-21184

MICROCHIP TECHNOLOGY INCORPORATED

(Exact Name of Registrant as Specified in Its Charter)

Delaware	86-0629024
(State or Other Jurisdiction of	(IRS Employer
Incorporation or Organization)	Identification No.)

2355 W. Chandler Blvd., Chandler, AZ 85224-6199
(480) 792-7200
(Address, Including Zip Code, and Telephone Number,
Including Area Code, of Registrant’s
Principal Executive Offices)

The registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.

Yes   ☒                                                       No  ☐

The registrant is an accelerated filer (as defined by Rule 12b-2 of the Securities Exchange Act of 1934).

Yes   ☒                                                       No  ☐

Number of shares of common stock, $.001 par value, outstanding as of August 1, 2003: 204,889,984 shares.

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands except share amounts)

	June 30, 2003	March 31, 2003
	(Unaudited)	(Note 1)
ASSETS

Cash and cash equivalents	$47,649	$53,909
Short-term investments	224,953	162,602
Accounts receivable, net	88,168	95,387
Inventories	108,287	102,344
Prepaid expenses	4,447	6,487
Deferred tax assets	116,478	116,481
Other current assets	71,876	71,899
Total current assets	661,858	609,109

Property, plant and equipment, net	719,331	767,933
Goodwill	32,346	32,346
Intangible assets, net	10,299	10,830
Other assets	8,561	8,057

Total assets	$1,432,395	$1,428,275

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable	$26,076	$34,143
Accrued liabilities	112,587	109,999
Deferred income on shipments to distributors	70,775	70,988
Total current liabilities	209,438	215,130

Pension accrual	980	1,008
Deferred tax liability	27,546	33,188

Stockholders’ equity:

Preferred stock, $.001 par value; authorized 5,000,000 shares; no shares issued or outstanding.	—	—
Common stock, $.001 par value; authorized 450,000,000 shares; issued and outstanding 204,241,220 shares at June 30, 2003; issued 203,744,801 and outstanding 203,432,946 shares at March 31, 2003.	204	203
Additional paid-in capital	486,284	486,315
Retained earnings	707,943	699,366
Less shares of common stock held in treasury at cost; 311,855 shares at March 31, 2003.	—	(6,935)
Net stockholders’ equity	1,194,431	1,178,949

Total liabilities and stockholders’ equity	$1,432,395	$1,428,275

See accompanying notes to condensed consolidated financial statements

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands except per share amounts)

(Unaudited)

	Three Months Ended June 30,
	2003	2002
Net sales	$161,283	$157,544
Cost of sales	105,762	75,177
Gross profit	55,521	82,367

Operating expenses:
Research and development	21,282	21,560
Selling, general and administrative	22,115	21,941
Special charges	1,612	9,300
	45,009	52,801

Operating income	10,512	29,566

Other income (expense):
Interest income	791	1,402
Interest expense	(54)	(136)
Other, net	337	(16)

Income before income taxes	11,586	30,816

Income tax provision (benefit)	(1,884)	10,057

Income before cumulative effect of change in accounting principle	13,470	20,759

Cumulative effect of change in accounting principle, net of income tax benefit of $6,645	—	11,443

Net income	$13,470	$9,316

Basic net income per share:
Before cumulative effect of change in accounting principle	$0.07	$0.10
Cumulative effect of change in accounting principle	—	(0.05)
Net income	$0.07	$0.05

Diluted net income per share:
Before cumulative effect of change in accounting principle	$0.06	$0.10
Cumulative effect of change in accounting principle	—	(0.06)
Net income	$0.06	$0.04

Weighted average common shares outstanding	203,903	201,292

Weighted average common and potential common shares outstanding	210,157	211,527

See accompanying notes to condensed consolidated financial statements

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended June 30,
	2003	2002
Cash flows from operating activities:
Net income	$13,470	$9,316
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	250	15
Provision for inventory valuation	2,767	2,108
Provision for pension accrual	—	10
Loss on write-down of fixed assets	—	1,208
Cumulative effect of change in accounting principle	—	11,443
Special charges:
Accelerated depreciation – Fab 1	30,608	—
Fab 1 severance and shutdown charges	763	—
Special charges – operating expenses	1,545	—
In-process research and development	—	9,300
Depreciation and amortization	28,223	27,228
Deferred income taxes	(5,639)	(9,255)
Tax benefit from exercise of stock options	3,393	8,861
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	6,969	(1,858)
Increase in inventory	(9,183)	(1,741)
(Decrease) increase in deferred income on shipments to distributors	(213)	9,088
(Decrease) increase in accounts payable and accrued liabilities	(6,669)	9,540
Change in other assets and liabilities	1,521	(4,001)

Net cash provided by operating activities	67,805	71,262

Cash flows from investing activities:
Purchases of short-term investments	(190,930)	(343,209)
Sales and maturities of short-term investments	128,579	228,734
PowerSmart acquisition, net of cash acquired	—	(50,674)
Capital expenditures	(10,330)	(25,264)

Net cash used in investing activities	(72,681)	(190,413)

Cash flows from financing activities:
Payment of cash dividend	(4,893)	—
Repurchase of common stock	(2,513)	—
Proceeds from sale of stock	6,022	8,074

Net cash (used in) provided by financing activities	(1,384)	8,074

Net decrease in cash and cash equivalents	(6,260)	(111,077)

Cash and cash equivalents at beginning of period	53,909	173,597

Cash and cash equivalents at end of period	$47,649	$62,520

See accompanying notes to condensed consolidated financial statements

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2003

(Unaudited)

(1)                                 Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Microchip Technology Incorporated and its wholly-owned subsidiaries (the “Company”).  All intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  In the opinion of management, all adjustments of a normal recurring nature which are necessary for a fair presentation have been included.  Certain information and footnote disclosures normally included in audited consolidated financial statements have been condensed or omitted pursuant to such SEC rules and regulations.  It is suggested that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2003.  The results of operations for the three months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending March 31, 2004 or for any other period.

Certain reclassifications have been made to conform the prior year amounts to the current period presentation.

(2)                                 Closure of Chandler, Arizona Wafer Fabrication Facility and Special Charges

On April 7, 2003, the Company announced its intention to close its Chandler, Arizona (Fab 1) wafer fabrication facility and integrate certain Fab 1 personnel and processes into its Tempe, Arizona (Fab 2) wafer fabrication facility.  The Company completed this integration process during the three-month period ended June 30, 2003.  The closure of Fab 1 and the integration of certain Fab 1 personnel into Fab 2 operations resulted in a reduction in force of 207 employees who were either directly involved in the Company’s manufacturing operations or provided support functions to Fab 1.  The detail of the charges incurred related to the closure of Fab 1 that were included in cost of sales for the three-month period ended June 30, 2003 is as follows:

(amounts in thousands)
Accelerated depreciation for Fab 1	$30,608
Fab 1 related charges including severance, material and other costs	1,147
Total charges in cost of sales	$31,755

For the quarter ended June 30, 2003, operating expenses included $1,612,000 of special charges recorded principally for contract cancellation, severance and other costs related to the closure of Fab 1 and other actions.  The Company incurred $712,000 of expenditures during the three-month period ended June 30, 2003, and approximately $900,000 will be paid during the remainder of fiscal 2004.

(3)                                 Change in Accounting Principle

On March 18, 2003, the Company announced that it would change its revenue recognition policy relating to regional Asian distributors from Point of Purchase (POP), or when the Company ships product to these distributors, to Point of Sale (POS), or when those distributors sell the Company’s products to their customers.  The change in accounting principle was preferable because: (i) it better reflects the substance of end customer demand for the Company’s products, and better focuses the Company on, and allows investors to better understand, end user demand trends for its products; (ii) it provides uniformity in the revenue recognition policy of the Company; and (iii) this accounting method is consistent with many other companies in the semiconductor industry and provides greater comparability in the presentation of financial results among the Company and its peers.  To implement the change in revenue recognition, the Company recorded a cumulative effect of change in accounting principle charge of $11.4 million (net of income taxes of $6.6 million) as of April 1, 2002.

(4)                                 Stock-Based Compensation

The Company grants stock options for a fixed number of shares to certain employees and directors with an exercise price equal to or greater than the fair market value of the shares at the date of grant.  The Company accounts for stock option grants in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations, and, accordingly, recognizes no compensation expense for the stock option grants.

The following table represents the effect on net income and earnings per share (shown in thousands except for per share amounts) if the Company had applied the fair value based method and recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee and director compensation:

	Three Months Ended June 30,
	2003	2002

Net income, as reported	$13,470	$9,316
Deduct: Total stock-based employee compensation expense determined under fair value methods for all awards, net of related tax effects	7,336	9,410
Pro forma net income (loss)	$6,134	$(94)
Net income per share:
Basic as reported	$0.07	$0.05
Basic, pro forma	$0.03	$0.00
Diluted, as reported	$0.06	$0.04
Diluted, pro forma	$0.03	$0.00
Weighted average shares used in computation:
Basic	203,903	201,292
Diluted	210,157	211,527

The effects of applying SFAS 123 for providing pro forma disclosures may not be representative of the effects on reported net income for future periods until all options outstanding are included in the pro forma disclosures.  For purposes of pro forma disclosures, the estimated fair value of stock-based compensation plans and other options is amortized to expense ratably from the grant date through the final vest date of the option.

(5)                                 Short-Term Investments

The Company’s short-term investments are intended to establish a high-quality portfolio that preserves principal, meets liquidity needs, avoids inappropriate concentrations and delivers an appropriate yield in relationship to the Company’s investment guidelines and market conditions. These investments are carried at cost, which approximates fair value. The following is a summary of available-for-sale securities (amounts in thousands):

	June 30, 2003	March 31, 2003

State student loan bonds	$133,150	$109,400
Corporate preferred stock	37,375	30,375
Bank certificates of deposit	20,050	15,500
Taxable corporate bonds	17,000	—
Taxable municipal bonds	10,050	—
Fixed rate annuity contracts	7,328	7,327

	$224,953	$162,602

During the periods covered by this report, the Company did not have any gross realized gains or losses on sales of available-for-sale securities.

The amortized cost and estimated fair value of the available-for-sale securities at June 30, 2003, by maturity, are shown below (amounts in thousands).  Expected maturities can differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties, and the Company views its available-for-sale securities as available for current operations.  At June 30, 2003, there was no difference in the cost and estimated fair value of the Company’s available-for-sale securities given that the longer-term instruments have interest rate reset features that regularly adjust to current market rates.

	Cost	Estimated Fair Value
Available-for-sale
Due in one year or less	$27,378	$27,378
Due after one year and through five years	—	—
Due after five years through ten years	—	—
Due after ten years	197,575	197,575

	$224,953	$224,953

(6)                                 Accounts Receivable

Accounts receivable consists of the following (amounts in thousands):

	June 30, 2003	March 31, 2003

Trade accounts receivable	$91,341	$98,418
Other	779	737
	92,120	99,155
Less allowance for doubtful accounts	3,952	3,768
	$88,168	$95,387

(7)                                 Inventories

The components of inventories consist of the following (amounts in thousands):

	June 30, 2003	March 31, 2003

Raw materials	$8,805	$9,571
Work in process	67,645	60,001
Finished goods	31,837	32,772
	$108,287	$102,344

Inventory impairment charges establish a new cost basis for inventory and charges are not subsequently reversed to income even if circumstances later suggest that increased carrying amounts are recoverable.

(8)                                 Property, Plant and Equipment

Property, plant and equipment consists of the following (amounts in thousands):

	June 30, 2003	March 31, 2003

Land	$33,494	$33,488
Building and building improvements	192,185	196,800
Machinery and equipment	798,453	767,322
Projects in process	276,548	297,751
	1,300,680	1,295,361
Less accumulated depreciation and amortization	581,349	527,428
	$719,331	$767,933

Depreciation and amortization expense attributed to property and equipment was $28.2 million and $27.2 million for the three months ended June 30, 2003 and June 30, 2002, respectively, excluding accelerated depreciation charges of $30.6 million in the three-month period ended June 30, 2003, which are included in cost of sales.

(9)                                 Lines of Credit

On February 25, 2003, the Company elected to terminate its unsecured revolving credit facility that it had maintained with a syndicate of banks since May 2000.  The $100 million credit facility was due to expire on May 31, 2003.  There were no borrowings against the credit facility on February 25, 2003.  The Company had not made any borrowings against the credit facility during the year ending March 31, 2003.

The Company has an additional unsecured line of credit with various financial institutions in Asia for up to $20,000,000 (U.S. Dollar equivalent).  These borrowings are predominantly denominated in U.S. Dollars, bearing interest at the Singapore Interbank Offering Rate (SIBOR) of 1.2075% at June 30, 2003 plus 0.58% (average) and expiring on various dates through February 2004.  There were no borrowings against this line of credit as of June 30, 2003, but an allocation of $883,000 of the available line was made, relating to import guarantees associated with the Company’s business in Thailand.  There are no covenants relative to the foreign line of credit.

(10)                          Income Taxes

The income tax provision (benefit) that the Company recorded in each of the three months ended June 30, 2003 and June 30, 2002 were impacted by special charges.  The following table displays the impact that the special charges had on the income tax provision (benefit) that the Company recorded in each of these periods (amounts in thousands):

	Three Months Ended June 30,
	2003	2002

Income before taxes	$11,586	$30,816
Cost of sales associated with Fab 1 closure	31,755	—
Special charges – Fab 1 and other charges	1,612	—
Special charges – PowerSmart acquisition	—	9,300
Total special charges	33,367	9,300
Income before taxes excluding special charges	44,953	40,116
Effective tax rate	25.5%	25.1%
Income tax provision excluding effect of special charges	11,463	10,057
Tax benefit on special charges at 40%	13,347	—
Income tax provision (benefit)	(1,884)	10,057

The special charges incurred during the three-month period ended June 30, 2003 were associated with the closure of Fab 1 and other restructuring charges which were incurred in the U.S. and tax effected at the Company’s applicable U.S. federal and state tax rate of 40%.  The special charge incurred during the three-month period ended June 30, 2002 was associated with purchased in-process research and development that provided the Company with no income tax benefit.

(11)                          Net Income Per Share

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended June 30,
	2003	2002

Net income	$13,470	$9,316

Weighted average common shares outstanding	203,903	201,292

Dilutive effect of stock options	6,254	10,235

Weighted average common and potential common shares outstanding	210,157	211,527

Basic net income per share	$0.07	$0.05

Diluted net income per share	$0.06	$0.04

(12)                          Stock Repurchase

On August 7, 2002, the Company’s Board of Directors authorized the Company to repurchase up to 2,500,000 shares of its Common Stock in the open market or in privately negotiated transactions.  During the three months ended June 30, 2003, the Company purchased 127,500 shares of its common stock for $2,513,295.  The Company has purchased 1,392,200 shares of its common stock for $29,576,077 since the inception of the repurchase program.  All of the purchased shares were reissued by June 30, 2003 to fund stock option exercises and purchases under the Company’s employee stock purchase plan.  The timing and amount of future repurchases will depend upon market conditions and corporate considerations.

(13)                          Dividends

On October 28, 2002, the Company announced that its Board of Directors had approved and instituted a quarterly cash dividend on its common stock.  A quarterly cash dividend of $0.024 per share was paid on May 29, 2003 in the amount of $4,893,296.  A quarterly cash dividend of $0.024 per share was declared on July 18, 2003 and will be paid on August 29, 2003 to shareholders of record as of August 8, 2003.  The Company expects the August 2003 payment of its quarterly cash dividend to be approximately $4.9 million.

Item 2.                                   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Closure of Chandler, Arizona Wafer Fabrication Facility and Special Charges

On April 7, 2003, we announced our intention to close our Chandler, Arizona (Fab 1) wafer fabrication facility and integrate certain Fab 1 personnel and processes into our Tempe, Arizona (Fab 2) wafer fabrication facility.  We completed this integration process during the quarter ended June 30, 2003.  The closure of Fab 1 and the integration of certain Fab 1 personnel into Fab 2 operations resulted in a reduction in force of 207 employees who were either directly involved in our manufacturing operations or provided support functions to Fab 1.  The detail of the charges incurred related to the closure of Fab 1 that were included in cost of sales in the three-month period ended June 30, 2003 is as follows:

(amounts in thousands)
Accelerated depreciation for Fab 1	$30,608
Fab 1 related charges including severance, material and other costs	1,147
Total charges in cost of sales	$31,755

At June 30, 2003, operating expenses included $1,612,000 of special charges recorded principally for contract cancellation, severance and other costs related to the closure of Fab 1 and other actions.  We incurred $712,000 of expenditures during the three-month period ended June 30, 2003 and approximately $900,000 will be paid during the remainder of fiscal 2004.

Results of Operations

The following table sets forth certain operational data as a percentage of net sales for the periods indicated:

	Three Months Ended June 30, (unaudited)
	2003	2002

Net sales	100.0%	100.0%
Cost of sales	65.6%	47.7%
Gross profit	34.4%	52.3%
Research and development	13.2%	13.7%
Selling, general and administrative	13.7%	13.9%
In process research and development	—	5.9%
Special charges	1.0%	—
Operating income	6.5%	18.8%

Net Sales

We operate in one industry segment and engage primarily in the design, development, manufacture and marketing of semiconductor products.  We sell our products to distributors and original equipment manufacturers, referred to as OEMs, in a broad range of market segments, perform on-going credit evaluations of our customers and generally require no collateral.

Our net sales for the quarter ended June 30, 2003 were $161.3 million, an increase of 1.0% from the previous quarter’s sales of $159.7 million, and an increase of 2.4% from net sales of $157.5 million in the quarter ended June 30, 2002.  The increase in net sales for the three month period ended June 30, 2003, compared to the three-month periods ending March 31, 2003 and June 30, 2002, resulted primarily from increased demand for our analog and interface and proprietary microcontroller products.  Key factors in achieving the level of net sales during the three-month period ended June 30, 2003 include:

•                  continued market share gains

•                  increasing semiconductor content in our customers’ products

•                  our new product offerings that have increased our served available market, and

•                  increasing demand for our programmable products.

Sales by product line for the three months ended June 30, 2003 and June 30, 2002 were as follows (dollars in thousands):

	Three Months Ended June 30, (unaudited)
	2003	%	2002	%

Microcontrollers	$129,527	80.3%	$123,150	78.2%

Memory products	20,143	12.5%	22,588	14.3%

Analog and interface products	11,613	7.2%	11,806	7.5%

Total sales	$161,283	100.0%	$157,544	100.0%

Microcontrollers

Our microcontroller product line represents the largest component of our total net sales.  Microcontrollers and associated application development systems accounted for approximately 80.3% of our total net sales for the three-month period ended June 30, 2003 and approximately 78.2% of our total net sales for the three-month period ended June 30, 2002.

Net sales of our microcontroller products increased approximately 5% in the three-month period ended June 30, 2003, compared to the three-month period ended June 30, 2002.  This sales increase was primarily due to increased demand for our microcontroller products in end markets, driven principally by market share gains and those factors described above.  The end markets that we serve include the automotive, communications, computing, consumer and industrial control markets.

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

Memory Products

Sales of our memory products accounted for approximately 12.5% of our total net sales for the three-month period ended June 30, 2003 and approximately 14.3% of our total net sales for the three-month period ended June 30, 2002.

Net sales of our memory products decreased approximately 11% in the three-month period ended June 30, 2003, compared to the three-month period ended June 30, 2002.  The sales decrease was driven primarily by customer demand conditions within the Serial EEPROM market, which products comprise substantially all of our memory product net sales.

Serial EEPROM product pricing has historically been cyclical in nature, with steep price declines followed by periods of relative price stability, driven by changes in industry capacity at different stages of the business cycle.  We experienced modest pricing declines in our Serial EEPROM product lines during fiscal 2003 and in the first quarter of fiscal 2004.  We have experienced, and expect to continue to experience, varying degrees of competitive pricing pressures in our Serial EEPROM products.  We may be unable to maintain the average selling prices of our Serial EEPROM products as a result of increased pricing pressure in the future, which would adversely affect our operating results.

Analog and Interface Products

Sales of our analog and interface products accounted for approximately 7.2% of our total net sales in the three-month period ended June 30, 2003 and approximately 7.5% of our total net sales in the three months ended June 30, 2002.  Net sales of our analog and interface products decreased approximately 2% in the three-month period ended June 30, 2003, compared to the three-month period ended June 30, 2002.  Our net sales of analog and interface products within the telecommunications sector were down approximately 55% in the June 30, 2003 period compared to the same period in the prior year, due to low demand from the over inventory position in the sector and at our customers related to adverse economic conditions and SARS public health concerns in Asia.  In the three-month period ended June 30, 2003, telecommunications represented approximately 10% of our sales of analog and interface products.  Our net sales of non-telecommunications analog and interface products were up approximately 24% in the June 30, 2003 period compared to the same period in the prior year primarily due to the sales synergies with our microcontroller products which we refer to as our “attach” strategy.

Analog and interface products can be proprietary or non-proprietary in nature.  Currently, we consider approximately 45% of our analog and interface product mix to be proprietary in nature, where prices are relatively stable, similar to the pricing stability experienced in our microcontroller products.  The non-proprietary portion of our analog and interface business will experience price fluctuations, driven primarily by the current supply and demand for those products.  During the first quarter of fiscal 2004, pricing of our non-proprietary analog and interface products moderately increased compared to prices at the end of fiscal 2003.  During fiscal 2003, pricing of our non-proprietary analog and interface products was approximately flat compared to prices at the end fiscal 2002.  We may be unable to maintain the average selling prices of our analog and interface products as a result of increased pricing pressure in the future, which would adversely affect our operating results.  We anticipate the proprietary portion of our analog and interface products will increase over time.

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

The percentage of turns orders in any given quarter is dependent on overall semiconductor industry conditions and product lead times.  During fiscal 2003 and the first quarter of fiscal 2004, our turns orders were at the high end of the range that we have experienced over the last several years.

Turns orders are difficult to predict, and we may not experience the combination of turns orders and shipments from backlog in a quarter that would be sufficient to achieve anticipated net sales.  If we do not achieve a sufficient level of turns orders in a particular quarter, our net sales and operating results will suffer.

The foregoing statements regarding competitive pricing pressure in our microcontroller, Serial EEPROM and analog and interface product lines, our ability to moderate future average selling price declines in our microcontroller product lines and the proprietary portion of our analog and interface product lines increasing over time are forward-looking statements.  Actual results could differ materially because of the following factors, among others: the level of orders that are received and can be shipped in a quarter; changes in demand for our products and the products of our customers; the level and timing at which previous design wins become actual orders and sales; inventory mix and timing of customer orders; customers’ inventory levels, order patterns and seasonality; level of sell-through of our products through distribution in any particular fiscal period; our ability to ramp products into volume production; the efffects of competition and competitive pressures on pricing and product availability; disruptions in commercial activities, or international transport or delivery occasioned by terrorist activity, armed conflict, war or an unexpected increase in the price of, or decrease in the supply of, oil resulting in reduced end-user purchases relative to expectations; impact of events outside the United States, such as the business impact of fluctuating currency rates or unrest or political instability; the cyclical nature of both the semiconductor industry and the markets addressed by our products; market acceptance of our new products and those of our customers; the financial condition of our customers; fluctuations in production yields, production efficiencies and our overall capacity utilization; changes in product mix; absorption of fixed costs, labor and other fixed manufacturing costs; and general industry, economic and political conditions.

Distribution

Distributors accounted for approximately 64% of our net sales in the three-month period ended June 30, 2003 and 62% of our net sales in the three-month period ended June 30, 2002.

Our two largest distributors together accounted for approximately 25% of our net sales in the three-month period ended June 30, 2003 and approximately 22% of our net sales in the three-month period ended June 30, 2002.

Generally, we do not have long-term agreements with our distributors and we, or our distributors, may terminate their relationships with us with little or no advanced notice.  The loss of, or the disruption in the operations of, one or more of our distributors could reduce our future net sales in a given quarter and could result in an increase in inventory returns.

At June 30, 2003, distributors were maintaining an average of approximately 2.5 months of inventory of our products.  Over the past three fiscal years, the months of inventory maintained by our distributors have fluctuated between approximately 2.3 and 3.8 months.  While inventory levels at our distributors are at the low end of the range we have experienced over the last three years, we would not anticipate any significant change in inventory holding patterns until lead times for our products, and the industry generally, extend beyond the current levels.  As we recognize revenue based on sell through for all of our distributors, we do not believe that inventory holding patterns at our distributors will materially impact our net sales.

The foregoing statements regarding our anticipation that distributor inventory holding patterns will not significantly change until lead times for our products, and the industry in general, extend beyond the current levels and our belief that inventory holding patterns at our distributors will not impact our net sales are forward-looking statements.  Actual results could differ materially because of the following factors, among others: the rate of recovery in the overall economy and the uncertainty of current economic and political conditions; changes in demand for our products and the products of our customers; the level and timing at which previous design wins become actual orders and sales; inventory mix and timing of customer orders; customers’ inventory levels, order patterns and seasonality; the impact on our business and customer order patterns due to major public health concerns; level of sell-through of our products through distribution in any particular fiscal period; disruptions in commercial activities, or international transport or delivery occasioned by terrorist activity, armed conflict, war or an unexpected increase in the price of, or decrease in the supply of, oil resulting in reduced end-user purchases relative to expectations; impact of events outside the United States, such as the business impact of fluctuating currency rates or unrest or political instability; the cyclical nature of both the semiconductor industry and the markets addressed by our products; market acceptance of our new products and those of our customers; and the financial condition of our customers.

Sales by Geography

Sales by geography for the three-month periods ended June 30, 2003 and 2002 were as follows (dollars in thousands):

	(unaudited)
	2003	%	2002	%

Americas	$50,704	31.4	$53,414	33.9

Europe	46,811	29.0	44,799	28.4

Asia	63,768	39.6	59,331	37.7

Total sales	$161,283	100.0%	$157,544	100.0%

Our sales to foreign customers have been predominately in Asia and Europe, which we attribute to the manufacturing strength in those areas for automotive, communications, computing, consumer and industrial control products.  Americas sales include sales to customers in the United States, Canada, Central America and South America.

Sales to foreign customers accounted for approximately 72% of our net sales in three months ended June 30, 2003 and approximately 73% of our net sales in the three months ended June 30, 2002.  The majority of our foreign sales are U.S. Dollar denominated.

Gross Profit

Our gross profit was $55.5 million in the three months ended June 30, 2003, and $82.4 million in the three months ended June 30, 2002.  Gross profit as a percent of sales was 34.4% in the three months ended June 30, 2003, and 52.3% in the three months ended June 30, 2002.

The most significant factors affecting gross profit percentage in the periods covered by this report were:

•                  $31.8 million in accelerated depreciation and other costs associated with the closure of Fab 1 in the three-month period ended June 30, 2003

•                  higher levels of manufacturing capacity utilization in the fiscal 2004 period, compared to the fiscal 2003 period

•                  continued cost reductions in wafer fabrication and assembly and test manufacturing

•                  our ability to maintain average selling prices for our microcontroller products where moderate downward pricing pressures have been offset by introduction of new products with more features and higher selling prices

•                  varying positive and negative factors impacting the average selling prices of our Serial EEPROM products

•                  fluctuations in the product mix of proprietary microcontroller and analog products and related Serial EEPROM products, and

•                  the sale of inventory that was previously reserved for.

Capacity utilization in the fist quarter of fiscal 2003 was approximately 83%.  Capacity utilization in the first quarter of fiscal 2004 increased to approximately 85%, which favorably impacted gross margins.  We expect capacity utilization in the second quarter of fiscal 2004 to be approximately 91% excluding the impact of a planned one-week shutdown in the second quarter of fiscal 2004.

The process technologies utilized and the size of the wafers on which our products are produced impact our gross margins.  During the first quarter of fiscal 2004, Fabs 1 and 2 predominantly utilized our 0.5 to 1.0-micron manufacturing process technologies.  With the closure of Fab 1 in the first quarter of fiscal 2004, we expect Fab 2 to continue to predominantly utilize our 0.5 to 1.0 micron processes during the second quarter of fiscal 2004.  We continue to transition products to more advanced process technologies to reduce manufacturing costs.  In fiscal 2003 and the first quarter of fiscal 2004, approximately 80% of our production was on 8-inch wafers.  With the closure of Fab 1 in the first quarter of fiscal 2004, all of our future production in fiscal 2004 will be on 8-inch wafers.

Our overall inventory levels were $108.3 million at June 30, 2003, compared to $102.3 million at March 31, 2003.  We had 134 days of inventory on our balance sheet at June 30, 2003, compared to 128 days at March 31, 2003 and 107 days at June 30, 2002.  As a result of the closure of Fab 1 and the related reduction in our manufacturing capacity, we expect inventory levels to fall for the remainder of fiscal 2004.

We anticipate that our gross margins will fluctuate over time, driven primarily by the overall product mix of microcontroller, analog and interface and memory products and the percentage of net sales of each of these products in a particular quarter, as well as manufacturing yields, fixed cost absorption, wafer fab loading levels and competitive and economic conditions.

The foregoing statements relating to our transition to advanced process technologies to reduce future manufacturing costs, our belief that inventory levels will be reduced for the remainder of fiscal 2004 and the fluctuation of gross margins over time are forward-looking statements.  Actual results could differ materially because of the following factors, among others: changes in demand for our products and the products of our customers; fluctuations in production yields, production efficiencies and overall capacity utilization; absorption of fixed costs, labor and other direct manufacturing costs; competition and competitive pressure on pricing; disruptions in commercial activities, or international transport or delivery occasioned by terrorist activity, armed conflict, war or an unexpected increase in the price of, or decrease in the supply of, oil resulting in reduced end-user purchases relative to expectations; impact of events outside the United States, such as the business impact of fluctuating currency rates or unrest or political instability; our ability to increase manufacturing capacity as needed; cost and availability of raw materials; changes in product mix; and other general industry, economic and political conditions.

At June 30, 2003, approximately 74% of our assembly requirements were being performed in our Thailand facility, compared to approximately 65% as of June 30, 2002.  Third-party contractors located throughout Asia perform the balance of our assembly operations.  Substantially all of our test requirements were being performed in our Thailand facility as of June 30, 2003 and June 30, 2002.  We believe that the assembly and test operations performed at our Thailand facility provide us with significant cost savings when compared to third-party contractor assembly and test costs, as well as increased control over these portions of the manufacturing process.

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

Research and Development (R&D)

R&D expenses for the three months ended June 30, 2003 were $21.3 million, or 13.2% of sales, compared to $21.6 million, or 13.7% of sales, for the three months ended June 30, 2002. We are committed to investing in new and enhanced products, including development systems software, and in our design and manufacturing process technologies.  We believe these investments are significant factors in maintaining our competitive position.  We expense all R&D costs as incurred.  R&D expenses include expenditures for labor, depreciation, masks, prototype wafers, and expenses for the development of process technologies, new packages, and software to support new products and design environments.

Research and development expenses decreased $0.3 million, or 1.3%, for the three months ended June 30, 2003 over the same period last year.  Research and development expenses decreased $0.5 million, or 2.1%, for the three months ended June 30, 2003 over the three months ended March 31, 2003.

Selling, General and Administrative

Selling, general and administrative expenses for the three months ended June 30, 2003, were $22.1 million, or 13.7% of sales, compared to $21.9 million, or 13.9% of sales, for the three months ended June 30, 2002.  Selling, general and administrative expenses include salary expenses related to field sales, marketing and administrative personnel, advertising and promotional expenditures and legal expenses.  Selling, general and administrative expenses also include costs related to our direct sales force and field applications engineers who work in sales offices worldwide to stimulate demand by assisting customers in the use and proper selection of our products.

Selling, general and administrative expenses increased $0.2 million, or 0.8%, for the three months ended June 30, 2003 over the same period last year.  Selling, general and administrative expenses increased  $0.3 million, or 1.2%, for the three months ended June 30, 2003 over the three months ended March 31, 2003.

Selling, general and administrative expenses fluctuate over time, primarily due to revenue and operating expense levels.

Purchased In-Process Research and Development Charge

During the quarter ended June 30, 2002, purchased in-process research and development of $9.3 million, associated with our acquisition of PowerSmart, Inc., was written off at the date of the acquisition (June 5, 2002) in accordance with FASB Interpretation No. 4, “Applicability of FASB Statement No. 2 Business Combinations Accounted for by the Purchase Method” (FIN 4).  The value assigned to the in-process research and development was determined by an independent valuation analysis performed by a firm other than our independent auditors.  As of the valuation date, there were 15 projects that were considered to be in process.  The values of the projects were determined based on analyses of cash flows to be generated by the products that are expected to result from the in-process projects.  These cash flows were estimated by forecasting total revenues expected from these products then deducting appropriate operating expenses, cash flow adjustments and contributory asset returns to establish a forecast of net return on in-process technology.  These net returns were substantially reduced to take into account the time value of money and the risks associated with the inherent difficulties and uncertainties in achieving commercial readiness.  The above analysis resulted in $9.3 million of value assigned to acquired in-process research and development, which was expensed on the acquisition date in accordance with FIN 4.  We believe the assumptions used in valuing the in-process research and development are reasonable, but are inherently uncertain, and no assurance can be given that the assumptions made will occur.  Since the date of the purchase, we incurred development costs of approximately $4.3 million related to the acquired in-process research and development, and should the projects continue to move toward commercialization, we estimate that future expenditures could approximate $2.0 million over the next few years.  None of the in-process research and development projects had been completed as of June 30, 2003.

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

There were no purchased in-process R&D costs during the quarter ended June 30, 2003.

Other Income (Expense)

Interest income decreased in the three-month period ended June 30, 2003 from the corresponding period of the previous fiscal year due to significantly lower interest rates on our invested cash balances during the three months ended June 30, 2003, compared to the rates during the corresponding period of the previous fiscal year.

Provision (Benefit) for Income Taxes

Provisions (benefits) for income taxes reflect tax on foreign earnings and federal and state tax on U.S. earnings (losses).  We had an effective tax  benefit rate of (16.3%) for the three months ended June 30, 2003, impacted by $33.4 million of special charges related to the closure of Fab 1 and other restructuring charges which were tax effected at our applicable U.S. federal and state tax rate of 40%.  We had an effective tax rate of 32.6% for the three months ended June 30, 2002, impacted by a $9.3 million in-process research and development charge associated with our acquisition of PowerSmart that provided us with no income tax benefit.  See Note 10 to our Condensed Consolidated Financial Statements for additional information on our effective tax rates.

As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate.  This process involves estimating our actual current tax exposure, together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes.  These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet.  We must then assess the likelihood that our deferred tax asset will be recovered from future taxable income within the relevant jurisdiction and, to the extent we believe that recovery is not likely, we must establish a valuation allowance.  We have not provided for a valuation allowance because we believe that our deferred tax asset will be recovered from future taxable income.  Should we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.  At June 30, 2003, our gross deferred tax asset was $116.5 million.  Various taxing authorities in the United States and other countries in which we do business are increasing their scrutiny of various tax structures employed by businesses.  We believe that we maintain adequate tax reserves to offset any potential tax liabilities that may arise upon audit in the United States and other countries in which we do business.  If such amounts ultimately prove to be unnecessary, the resulting reversal of such reserves would result in tax benefits being recorded in the period the reserves are no longer deemed necessary.  If such amounts ultimately prove to be less than an ultimate assessment, a future charge to expense would be recorded in the period in which the assessment is determined.

Our Thailand manufacturing operations currently benefit from numerous tax holidays that have been granted to us by the Thailand government based on our investments in property, plant and equipment in Thailand.  Although our tax holidays in Thailand will partially expire in October 2003, our manufacturing operations in Thailand will be conducted using equipment that was invested pursuant to tax holidays that do not begin to expire until September 2006.  We believe that the expiration of a portion of our tax holiday in Thailand in October 2003 will not have a material impact on our effective tax rate in fiscal 2004.

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

Liquidity and Capital Resources

We had $272.6 million in cash, cash equivalents and short-term investments at June 30, 2003, an increase of $56.1 million from the March 31, 2003 balance. The increase in cash, cash equivalents and short-term investments over this time period is primarily attributable to cash generated from operating activities.

On February 25, 2003, we elected to terminate our unsecured revolving credit facility that we had maintained with a syndicate of banks since May 2000.  The $100.0 million credit facility was due to expire on May 31, 2003.  There were no borrowings against the credit facility on February 25, 2003.  We did not borrow against the credit facility during fiscal 2003.

We maintain an unsecured short-term line of credit with various financial institutions in Asia totaling $20.0 million (U.S. Dollar equivalent).  There were no borrowings under the foreign line of credit as of June 30, 2003, but an allocation of approximately $0.9 million of the available line was made, relating to import guarantees associated with our business in Thailand.  There are no covenants related to the foreign line of credit.

During the three months ended June 30, 2003, we generated $67.8 million of cash from operating activities, which is comparable to the $71.3 million generated in the three months ended June 30, 2002.  The decrease in cash flow from operations was primarily due to changes in accounts payable and accrued liabilities.

During the three months ended June 30, 2003, net cash used in investing activities decreased $117.7 million, to $72.7 million, from $190.4 million for the three months ended June 30, 2002.  The decrease was due to reductions in our net purchases, sales and maturities of short-term investments and $50.7 million for the acquisition of PowerSmart that occurred in the three months ended June 30, 2002.

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

Our level of capital expenditures varies from time to time as a result of actual and anticipated business conditions.  Capital expenditures in the three months ended June 30, 2003 were $10.3 million, compared to $25.3 million for the three months ended June 30, 2002.  The primary reasons for the dollar decrease in capital expenditures in the three months ended June 30, 2003 were reductions in our needs for additional manufacturing capacity due to our purchase of Fab 4 in fiscal 2003.  Capital expenditures are primarily for the expansion of production capacity and the addition of research and development equipment.  We currently intend to spend approximately $45 million during the next 12 months to invest in equipment and facilities to maintain, and selectively increase, capacity to meet our currently anticipated needs.

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

The foregoing statements regarding the anticipated level of capital expenditures over the next 12 months, the nature of such expenditures, the financing and sufficiency of our capital expenditures and the belief that capital expenditures anticipated to be incurred over the next 12 months will provide us sufficient manufacturing capacity to meet our currently anticipated needs are forward-looking statements.  Actual results could differ materially because of the following factors, among others: changes in demand for our products and those of our customers; changes in utilization of current manufacturing capacity; unanticipated costs or delays in bringing Fab 4 on-line; market acceptance of our products and of our customers’ products; the cyclical nature of the semiconductor industry and the markets addressed by our products; the availability and cost of raw materials, equipment and other supplies; actual levels of capital expenditures; the costs and outcome of any litigation involving intellectual property, customer or other issues; the financial condition of our customers and vendors; uninsured losses; and the economic, political and other conditions in the worldwide markets served by us.

Net cash used in financing activities was $1.4 million for the three months ended June 30, 2003.  Net cash provided by financing activities was $8.1 million for the three months ended June 30, 2002.  Proceeds from the exercise of stock options and employee purchases under our employee stock purchase plan were $6.0 million for the three months ended June 30, 2003 and $8.1 million for the three months ended June 30, 2002.  Cash expended for the repurchase of our common stock was $2.5 million in the three months ended June 30, 2003.  The cash dividend paid to our shareholders in the three months ended June 30, 2003 was $4.9 million.

On August 7, 2002, our Board of Directors authorized the repurchase of up to 2,500,000 shares of our common stock in the open market or in privately negotiated transactions.  As of June 30, 2003, we had repurchased 1,392,200 shares of common stock for $29,576,077.  We repurchased 127,500 shares of common stock for $2,513,295 during the three months ended June 30, 2003.  As of June 30, 2003, all of the purchased shares had been reissued to fund stock option exercises and purchases under our employee stock purchase plan.  The timing and amount of any future repurchases will depend upon market conditions and corporate considerations.

On October 28, 2002, we announced that our Board of Directors had approved and instituted a quarterly cash dividend on our common stock.  A quarterly dividend of $0.024 per share was paid on May 29, 2003 in the amount of $4,893,296.  A quarterly dividend payment of $0.024 per share was declared on July 18, 2003 and will be paid on August 29, 2003 to shareholders of record as of August 8, 2003.  We expect the August 2003 payment of our quarterly cash dividend to be approximately $4.9 million.

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

Off-Balance Sheet Arrangements

We do not have any transactions, arrangements or other relationships with unconsolidated entities that are reasonably likely to affect our liquidity or capital resources.  We have no special purpose or limited purpose entities that provided off-balance sheet financing, liquidity or market or credit risk support, engage in leasing, hedging, research and development services, or other relationships that expose us to liability that is not reflected on the face of our financial statements.  We do have lease commitments for our non-manufacturing facilities and other minor equipment that we enter into in the normal course of business.

Recently Issued Accounting Pronouncements

In April 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” which is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003.  SFAS 149 clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as discussed in SFAS No. 133, clarifies when a derivative contains a financing component, amends the definition of an “underlying” to conform it to the language used in FASB Interpretation No. 45, “Guarantor Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” and amends certain other existing pronouncements.  We do not have any derivative financial instruments.  We do not anticipate that the adoption of SFAS No. 149 will have an impact on our consolidated balance sheets or statements of operations, shareholders’ equity and cash flows.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.”  This Statement requires that certain instruments that were previously classified as equity on a company’s statement of financial position now be classified as liabilities.  The Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  We currently have no instruments impacted by the adoption of this statement and therefore the adoption did not have an effect on our consolidated financial position, results of operations or cash flows.

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

Our quarterly operating results are affected by a wide variety of factors that could reduce our net sales and profitability, many of which are beyond our control.  Some of the factors that may affect our quarterly operating results include:

•                  changes in demand for our products in the distribution and OEM channels

•                  the level and timing at which design wins become actual orders and sales

•                  the level of sell-through of our products by our distributors

•                  the level of orders that are received and can be shipped in a quarter (turns orders)

•                  market acceptance of both our products and our customers’ products

•                  customer order patterns and seasonality

•                  levels of inventories at our customers

•                  inventory mix and timing of customer orders

•                  downward pricing pressures in our product lines

•                  possible disruption in commercial activities or international transport or delivery caused by war, armed conflict or terrorist activity, or unexpected increases in the price of, or decrease in the supply of, oil, any of which could result in changes in logistics and security arrangements, and reduced customer purchases relative to expectations

•                  impact of events outside of the United States, such as the business impact of fluctuating currency rates or unrest or political instability

•                  the impact on our business and on customer order patterns due to major public health concerns

•                  the impact of natural catastrophic occurrences such as earthquakes, volcanoes, hurricanes and floods

•                  disruption in the supply of wafers or assembly and testing services

•                  availability of manufacturing capacity, the extent of effective use of manufacturing capacity and fluctuations in manufacturing yields

•                  the availability and cost of raw materials, equipment and other supplies

•                  the costs and outcome of any litigation involving intellectual property, customer and other issues

•                  uninsured losses, and

•                  economic, political and other conditions in the worldwide markets served by us.

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

We acquired Fab 4, located in Gresham, Oregon, in August 2002.  We currently anticipate that Fab 4 will commence production in the third quarter of fiscal 2004.  Bringing Fab 4 on-line involves significant risks, including:

•                  successful implementation of our manufacturing processes at Fab 4

•                  effective integration of a variety of hardware and software components

•                  potential shortages of materials and skilled labor

•                  unforeseen environmental or engineering problems

•                  approvals and requirements of governmental and regulatory agencies, and

•                  unanticipated costs.

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

During fiscal 2003 and the first quarter of fiscal 2004, our turns orders were at the high end of the range that we have experienced over the last several years.  Because turns orders are difficult to predict, increased levels of turns orders make our net sales more difficult to forecast.  If we do not achieve a sufficient level of turns orders in a particular quarter relative to our revenue targets, our revenue and operating results will suffer.

Intense competition in the markets we serve may lead to pricing pressures, reduced sales of our products and reduced market share.

The semiconductor industry is intensely competitive and has been characterized by price erosion and rapid technological change.  We compete with major domestic and international semiconductor companies, many of which have greater market recognition and substantially greater financial, technical, marketing, distribution and other resources than we do with which to pursue engineering, manufacturing, marketing and distribution of their products.  Emerging companies are also increasing their participation in the market for embedded control applications.  We may be unable to compete successfully in the future, which could harm our business.

Our ability to compete successfully depends on a number of factors both within and outside our control, including:

•                  the quality, performance, reliability, features, ease of use, pricing and diversity of our products

•                  the quality of our customer service and our ability to address the needs of our customers

•                  our success in designing and manufacturing new products including those implementing new technologies

•                  the rate at which customers incorporate our products into their own products

•                  our level of manufacturing capacity utilization and manufacturing yields

•                  our ability to hire and retain qualified engineering and management personnel

•                  product introductions by our competitors

•                  the number, nature and success of our competitors in a given market

•                  our ability to obtain adequate supplies of raw materials and other supplies at acceptable prices

•                  our ability to protect our products and processes by effective utilization of intellectual property laws, and general market and economic conditions.

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

Our future operating results will depend to a significant extent on our ability to develop and introduce new products on a timely basis that can compete effectively on the basis of price and performance and which address customer requirements.  The success of our new product introductions depends on various factors, including:

•                  proper new product selection

•                  timely completion and introduction of new product designs

•                  development of support tools and collateral literature that make complex new products easy for engineers to understand and use, and

•                  market acceptance of our customers’ end products.

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

As conditions in the insurance industry have resulted in decreased availability of coverage and substantially increased insurance rates over the last two fiscal years, our liability, property and casualty insurance coverage levels have decreased and our retained risk exposure from uninsured losses has increased.  We have not made any material change to our operations as a result of the reduced coverage.  Availability and cost of insurance coverage have generally fluctuated over time as the insurance industry reacts to various market forces and we have made changes in our coverage levels to increase our deductibles and self-insurance levels based on conditions in the insurance market.

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

Sales through distributors accounted for 60% of our net sales for the fiscal year ended March 31, 2003 and 64% of our net sales for the three months ended June 30, 2003.  Our largest two distributors together accounted for approximately 21% of our net sales for the fiscal year ended March 31, 2003, and approximately 25% for the three months ended June 30, 2003.  Generally, we do not have long-term agreements with our distributors and our distributors may terminate their relationship with us with little or no advanced notice.

The loss of, or a disruption in the operations of, one or more of our distributors could reduce our net sales in a given quarter and could result in an increase in inventory returns.

Our operating results may be impacted by the wide fluctuations of supply and demand in the semiconductor industry.

The semiconductor industry is characterized by wide fluctuations of supply and demand.  In recent years, the industry experienced a significant economic downturn, characterized by diminished product demand and production over-capacity.  We have sought to reduce our exposure to this industry cyclicality by selling proprietary products, that cannot be easily or quickly replaced, to a geographically diverse base of customers across a broad range of market segments.  However, we have experienced substantial period-to-period fluctuations in operating results and may, in the future, experience period-to-period fluctuations in operating results due to general industry or economic conditions.

We are exposed to various risks related to legal proceedings or claims.

We are currently, and in the future may be, involved in legal proceedings or claims regarding patent infringement, intellectual property rights, contracts and other matters.  In particular, as discussed in Part II, Item I of this Form 10-Q, we are presently involved in patent infringement litigation with Philips Corporation.  In addition, as is typical in the semiconductor industry, we receive notifications from customers who believe that we owe them indemnification or other obligations related to infringement claims made against the customers by third parties.  These legal proceedings and claims, whether with or without merit, could result in substantial cost to us and divert our resources.  If we are not able to resolve a claim, negotiate a settlement of a matter, obtain necessary licenses on commercially reasonable terms, and/or successfully prosecute or defend our position, our business, financial condition or results of operations could be harmed.

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

We do not typically enter into long-term contracts with our customers and we cannot be certain about future order levels from our customers.  When we do enter into customer contracts, the contract is generally cancelable at the convenience of the customer.  In the event of any early termination of a contract by one of our major customers, it is unlikely that we would be able to rapidly replace that revenue source which would harm our financial results.

Business interruptions could harm our business.

Operations at any of our manufacturing facilities, or at any of our wafer fabrication or test and assembly subcontractors, may be disrupted for reasons beyond our control, including work stoppages, power loss, incidents of terrorism, political instability, public health issues, telecommunications failure, fire, earthquake, floods, or other natural disasters.  If operations at any of our, or our subcontractors’, facilities are interrupted, we may not be able to shift production to other facilities on a timely basis.  If this occurs, we may experience delays in shipments of products to our customers and alternate sources for production may be unavailable on acceptable terms.  This could result in reduced revenues and profits and the cancellation of orders or loss of customers.  In addition, business interruption insurance will likely not be enough to compensate us for any losses that may occur and any losses or damages incurred by us as a result of business interruptions could significantly harm our business.

We are highly dependent on foreign sales and operations, which exposes us to foreign political and economic risks.

Sales to foreign customers account for a substantial portion of our net sales.  During the fiscal year ended March 31, 2003, approximately 71% of our net sales were made to foreign customers.  During the three months ended June 30, 2003, approximately 72% of our net sales were made to foreign customers.  We purchase a substantial portion of our raw materials and equipment from foreign suppliers.  In addition, we own product assembly and testing facilities located near Bangkok, Thailand.  We also use various foreign third-party contractors for a portion of our assembly and testing and for a portion of our wafer fabrication requirements for our analog and smart battery management products.  Substantially all of our finished goods inventory is maintained in Thailand.

Our reliance on foreign operations, foreign suppliers, maintenance of substantially all of our finished goods in inventory at foreign locations and significant foreign sales exposes us to foreign political and economic risks, including:

•                  political, social and economic instability

•                  trade restrictions and changes in tariffs

•                  import and export license requirements and restrictions

•                  difficulties in staffing and managing international operations

•                  employment regulations

•                  disruptions in international transport or delivery

•                  fluctuations in currency exchange rates

•                  difficulties in collecting receivables

•                  economic slowdown in the worldwide markets served by us, and

•                  potentially adverse tax consequences.

If any of these risks materialize, our sales could decrease and our operating results could suffer.

Current geopolitical turmoil, public health concerns and the continuing threat of domestic and international terrorist attacks may adversely impact our business.

International turmoil, such as the tensions in the Middle East and in North Korea as well as public health concerns have contributed to an uncertain political and economic climate in the United States and in many of the countries in which we conduct business.  These conditions make it difficult for us, and our customers, to accurately forecast and plan future business activities and could harm our business.

We are subject to stringent environmental regulation, which may force us to incur significant expenses.

We must comply with many different federal, state and local governmental regulations related to the use, storage, discharge and disposal of toxic, volatile or otherwise hazardous chemicals used in our manufacturing process.  Although we believe that our activities conform to presently applicable environmental regulations, our failure to comply with present or future regulations could result in the imposition of fines, suspension of production or a cessation of operations.  Any such environmental regulations could require us to acquire costly equipment or to incur other significant expenses to comply with such regulations.  Any failure by us to control the use of or adequately restrict the discharge of hazardous substances could subject us to future liabilities.  Environmental problems may occur that could subject us to future costs or liabilities.

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

Recently enacted and proposed changes in the laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act of 2002 and rules proposed by the SEC, Nasdaq and the NYSE, could result in increased costs to us as we respond to their requirements.  The new rules could make it more difficult for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage.  In this regard, during our most recent annual renewal of our director and officer liability insurance policy, we experienced substantially reduced policy limits and terms compared to our prior coverage.  The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our Board of Directors, on committees of our Board of Directors, or as executive officers.  We cannot predict or estimate the amount of the additional costs we may incur or the timing of such costs that we may incur as we implement these new and proposed rules.

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

The market price of our common stock has fluctuated significantly in the past and is likely to fluctuate in the future.  The future trading price of our common stock could be subject to wide fluctuations in response to a variety of factors, many of which are beyond our control, including:

•                  quarterly variations in our operating results and the operating results of other technology companies

•                  actual or anticipated announcements of technical innovations or new products by us or our competitors

•                  changes in analysts’ estimates of our financial performance or buy/sell recommendations

•                  changes in our financial guidance or our failure to meet such guidance

•                  general conditions in the semiconductor industry, and

•                  worldwide economic and financial conditions.

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

Item 3.                                   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our investment portfolio, consisting of fixed income securities, was valued at $261.5 million as of June 30, 2003, and $208.7 million as of March 31, 2003.  These securities, like all fixed income instruments, are subject to interest rate risk and will decline in value if market interest rates increase.  If market rates were to increase immediately and uniformly by 10% from the levels of June 30, 2003 and March 31, 2003, the decline in the fair value of our investment portfolio would not be material given that the our investments typically have interest rate reset features that regularly adjust to current market rates.  Additionally, we have the ability to hold our fixed income investments until maturity and, therefore, we would not expect to recognize any material adverse impact in income or cash flows.

We have international operations and are thus subject to foreign currency rate fluctuations.  To date, our exposure related to exchange rate volatility has not been significant.  If foreign currency rates fluctuate by 15% from the rates at June 30, 2003 and March 31, 2003, the effect on our financial position and results of operation would not be material given that we enter into foreign-currency forward contracts to hedge our exposure to foreign currency rate fluctuations.

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

We believe that our market risk, as discussed in this Item 3 in our Form 10-K, has not materially changed from March 31, 2003.

Item 4.                                   CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer, based on the evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, have concluded that, as of June 30, 2003, our disclosure controls and procedures were effective to ensure that the information we are required to disclose in reports that we file or submit under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.  During the three months ended June 30, 2003, there was no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II.  OTHER INFORMATION

Item 1.                                   Legal Proceedings

Microchip Technology Incorporated v. U.S. Philips Corporation, et al. (District of Arizona, 01-CV-2090-PGR); U.S. Philips Corporation v. Atmel Corporation, et al. (Southern District of New York, 01-CV-9178-LAP).  As previously reported, on October 26, 2001, we filed an action in federal district court in Arizona for declaratory relief against U.S. Philips Corporation and Philips Electronics North America Corp. requesting that the Court declare, among other matters, that we do not infringe Philips’ U.S. Patent Nos. 4,689,740 and 5,559,502.  We initiated legal action so that a determination could be made relating to the validity, enforceability and alleged infringement of, and our license to, the Philips’ patents.  In response to our filing the declaratory judgment action in Arizona, Philips filed an action against us in federal district court in New York, alleging infringement of the ‘740 patent and seeking unspecified damages and injunctive relief.  The Arizona court has agreed to retain jurisdiction, and the New York case has been transferred to Arizona.  In response to this development, on December 16, 2002, Philips filed a demand for arbitration in Amsterdam with the International Chamber of Commerce (ICC).  We submitted to the ICC Court of Arbitration a jurisdictional objection to proceeding with arbitration pending the outcome of the Arizona litigation.  On May 16, 2003, the ICC declined to address whether arbitration is inappropriate for jurisdictional reasons and instead left the issue as one which can be brought before the ICC arbitration panel.  On June 13, 2003, the Arizona court granted Microchip’s motion to stay the ICC arbitration and proceed with the action in Arizona.  Philips has filed a motion to appeal the Arizona court order staying the ICC arbitration.  At this time the ICC arbitration, the appeal of the Arizona court order staying arbitration, and the Arizona declaratory judgement action are all pending.  We intend to continue to litigate this matter vigorously.  We currently believe that the outcome of this matter will not have a material adverse effect on our consolidated financial position or results of operations.  However, the final outcome of this matter is inherently uncertain, and should the outcome be adverse to us, we may be required to pay damages and other expenses and may be subjected to injunctive relief.  The litigation, even if resolved in our favor, may also result in diversion of management attention and significant legal fees.

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

Item 6.                                   Exhibits and Reports On Form 8-K.

(a)          Exhibits.

Exhibit 31                                             Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32                                             Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)         Reports on Form 8-K.

The Company filed Current Reports on Form 8-K on April 7, 2003, April 23, 2003 and June 10, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MICROCHIP TECHNOLOGY INCORPORATED

Date: August 12, 2003	By:	/s/ Gordon W. Parnell
Gordon W. Parnell
Vice President and Chief Financial Officer
(Duly Authorized Officer, and
Principal Financial and Accounting Officer)