Form 10-Q
period 2003-09-30
MICROCHIP TECHNOLOGY INC
filed 2003-11-14
CIK 827054

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                  to                                 .

Commission File Number:  0-21184

MICROCHIP TECHNOLOGY INCORPORATED
(Exact Name of Registrant as Specified in Its Charter)

Delaware	86-0629024
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

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

Yes  ☒      No  ☐

Number of shares of common stock, $.001 par value, outstanding as of November 7, 2003: 207,435,577 shares.

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands except share amounts)

	September 30, 2003	March 31, 2003
	(Unaudited)	(Note 1)
ASSETS
Cash and cash equivalents	$44,462	$53,909
Short-term investments	306,415	162,602
Accounts receivable, net	90,785	95,387
Inventories	103,798	102,344
Prepaid expenses	6,524	6,487
Deferred tax assets	115,721	116,481
Other current assets	72,016	71,899
Total current assets	739,721	609,109

Property, plant and equipment, net	703,272	767,933
Goodwill	32,346	32,346
Intangible assets, net	10,497	10,830
Other assets	6,455	8,057

Total assets	$1,492,291	$1,428,275

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable	$27,968	$34,143
Accrued liabilities	116,894	109,999
Deferred income on shipments to distributors	70,671	70,988
Total current liabilities	215,533	215,130

Pension accrual	942	1,008
Deferred tax liability	25,581	33,188

Stockholders’ equity:

Preferred stock, $.001 par value; authorized 5,000,000 shares; no shares issued or outstanding.	—	—
Common stock, $.001 par value; authorized 450,000,000 shares; issued and outstanding 205,932,766 shares at September 30, 2003; issued 203,744,801 and outstanding 203,432,946 shares at March 31, 2003.	206	203
Additional paid-in capital	510,901	486,315
Retained earnings	739,128	699,366
Less shares of common stock held in treasury at cost; 311,855 shares at March 31, 2003.	—	(6,935)
Net stockholders’ equity	1,250,235	1,178,949

Total liabilities and stockholders’ equity	$1,492,291	$1,428,275

See accompanying notes to condensed consolidated financial statements

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2003	2002	2003	2002
Net sales	$168,486	$166,778	$329,769	$324,322
Cost of sales	77,292	76,478	183,054	151,655
Gross profit	91,194	90,300	146,715	172,667

Operating expenses:
Research and development	21,148	22,337	42,430	43,897
Selling, general and administrative	22,452	23,127	44,567	45,068
Special charges	—	41,500	1,612	50,800
	43,600	86,964	88,609	139,765

Operating income	47,594	3,336	58,106	32,902

Other income (expense):
Interest income	893	1,072	1,684	2,474
Interest expense	(62)	(122)	(116)	(258)
Other, net	36	203	373	187

Income before income taxes	48,461	4,489	60,047	35,305

Income tax provision (benefit)	12,357	(5,007)	10,473	5,050

Income before cumulative effect of change in accounting principle	36,104	9,496	49,574	30,255

Cumulative effect of change in accounting principle net of income tax benefit of $6,645	—	—	—	11,443

Net income	$36,104	$9,496	$49,574	$18,812

Basic net income per share:
Before cumulative effect of change in accounting principle	$0.18	$0.05	$0.24	$0.15
Cumulative effect of change in accounting principle	—	—	—	(0.06)
Net income	$0.18	$0.05	$0.24	$0.09

Diluted net income per share:
Before cumulative effect of change in accounting principle	$0.17	$0.05	$0.23	$0.14
Cumulative effect of change in accounting principle	—	—	—	(0.05)
Net income	$0.17	$0.05	$0.23	$0.09

Dividends declared per common share	$0.024	$—	$0.048	$—

Weighted average common shares outstanding	205,089	202,047	204,523	201,654

Weighted average common and potential common shares outstanding	212,578	209,642	211,200	210,433

See accompanying notes to condensed consolidated financial statements

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended September 30,
	2003	2002
Cash flows from operating activities:
Net income	$49,574	$18,812
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	250	30
Inventory write-offs	3,613	3,496
Provision for pension accrual	—	22
Gain on sale of fixed assets	(52)	—
Loss on write-down of fixed assets	—	2,146
Cumulative effect of change in accounting principle	—	11,443
Special charges:
Accelerated depreciation – Fab 1	30,608	—
Fab 1 severance and shutdown charges	723	—
Special charges – operating expenses	1,545	—
In-process research and development	—	9,300
Fab 3 impairment charge	—	41,500
Depreciation and amortization	55,091	55,070
Deferred income taxes	(6,847)	(22,306)
Tax benefit from exercise of stock options	11,158	12,719
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	4,352	(8,082)
Increase in inventory	(5,540)	(6,524)
(Decrease) increase in deferred income on shipments to distributors	(317)	8,086
(Decrease) increase in accounts payable and accrued liabilities	(430)	7,901
Change in other assets and liabilities	1,372	(5,094)

Net cash provided by operating activities	145,100	128,519

Cash flows from investing activities:
Purchases of short-term investments	(397,167)	(623,627)
Sales and maturities of short-term investments	253,354	634,999
Investment in other assets	(700)	—
Proceeds from sale of assets	613	—
Purchase of Fab 4	—	(184,512)
PowerSmart acquisition, net of cash acquired	—	(50,674)
Capital expenditures	(21,185)	(42,117)

Net cash used in investing activities	(165,085)	(265,931)

Cash flows from financing activities:
Payment of cash dividend	(9,812)	—
Repurchase of common stock	(2,513)	(7,450)
Proceeds from sale of stock	22,863	16,915

Net cash provided by financing activities	10,538	9,465

Net decrease in cash and cash equivalents	(9,447)	(127,947)

Cash and cash equivalents at beginning of period	53,909	173,597

Cash and cash equivalents at end of period	$44,462	$45,650

See accompanying notes to condensed consolidated financial statements

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2003

(Unaudited)

(1)                                 Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Microchip Technology Incorporated and its wholly-owned subsidiaries (the “Company”).  All intercompany balances and transactions have been eliminated in consolidation.  We do not have any subsidiaries in which we do not own 100% of the outstanding stock.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  In the opinion of management, all adjustments of a normal recurring nature which are necessary for a fair presentation have been included.  Certain information and footnote disclosures normally included in audited consolidated financial statements have been condensed or omitted pursuant to such SEC rules and regulations.  It is suggested that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2003.  The results of operations for the three and six months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending March 31, 2004 or for any other period.

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

For the quarter ended June 30, 2003, operating expenses included $1,612,000 of special charges recorded principally for contract cancellation, severance and other costs related to the closure of Fab 1 and other actions.  The Company incurred $712,000 of such expenditures during the six-month period ended September 30, 2003, and approximately $900,000 is anticipated to be paid during the remainder of fiscal 2004.

The facility where Fab 1 is located is an integral part of the Company’s overall campus in Chandler, Arizona.  Within this same facility resides our wafer probe, mask making and other manufacturing related activities.  The accelerated depreciation that was taken only related to assets used in the wafer fabrication operations at the facility.  The Company has no specific plans for utilizing the space formerly housing the wafer fabrication operations, and intends to leave it in an idle status.  The property, plant and equipment that was subject to the accelerated depreciation is reflected in the gross and accumulated depreciation carrying values in the property, plant and equipment section of the Company’s balance sheet and related footnote disclosures.

(3)                                 Change in Accounting Principle

On March 18, 2003, the Company announced that it would change its revenue recognition policy relating to regional Asian distributors from Point of Purchase (POP), or when the Company ships product to these distributors, to Point of Sale (POS), or when those distributors sell the Company’s products to their customers.  Effective with the date of the change in accounting principle, the Company changed its operating procedures with the regional Asian distributors to allow for broad-based rights of return and price protection.  These changes resulted in product return rights and protection from pricing changes that were not offered to the regional Asian distributors prior to the change.  Effective with the date of the change, the regional Asian distributors were advised that they would be given price protection on their on-hand inventory balances if future pricing reductions were made and they were advised they would also be granted the right to return product.  The change in accounting principle was preferable because: (i) it better reflects the substance of end customer demand for the Company’s products, and better focuses the Company on, and allows investors to better understand, end user demand trends for its products; (ii) it provides uniformity in the revenue recognition policy of the Company; and (iii) this accounting method is consistent with many other companies in the semiconductor industry and provides greater comparability in the presentation of financial results among the Company and its peers.  To implement the change in revenue recognition, the Company recorded a cumulative effect of change in accounting principle charge of $11.4 million (net of income taxes of $6.6 million) as of April 1, 2002.  The amounts for the three and six-month periods ended September 30, 2002 have been restated to reflect this change in accounting principle.  This change decreased income before cumulative effect of change in accounting principle for the three and six-month periods ended September 30, 2002, by $767,000 ($0.00 per share) and $1,734,000 ($0.01 per share), respectively.

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

The following table represents the effect on net income and earnings per share (shown in thousands except for per share amounts) if the Company had applied the fair value based method and recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee and director compensation:

	Three Months Ended September 30,		Six Months Ended September 30,
	2003	2002	2003	2002

Net income, as reported	$36,104	$9,496	$49,574	$18,812
Deduct: Total stock-based employee compensation expense determined under fair value methods for all awards, net of related tax effects	8,399	8,675	15,717	18,085
Pro forma net income	$27,705	$821	$33,857	$727
Net income per share:
Basic as reported	$0.18	$0.05	$0.24	$0.09
Basic, pro forma	$0.14	$0.00	$0.17	$0.00
Diluted, as reported	$0.17	$0.05	$0.23	$0.09
Diluted, pro forma	$0.13	$0.00	$0.16	$0.00
Weighted average shares used in computation:
Basic	205,089	202,047	204,523	201,654
Diluted	212,578	209,642	211,200	210,433

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

	September 30, 2003	March 31, 2003

State student loan bonds	$215,000	$109,400
Corporate preferred stock	41,425	30,375
Bank certificates of deposit	40,293	15,500
Taxable municipal bonds	2,150	—
Fixed rate annuity contracts	7,547	7,327

	$306,415	$162,602

During the periods covered by this report, the Company did not have any gross realized gains or losses on sales of available-for-sale securities.

The amortized cost and estimated fair value of the available-for-sale securities at September 30, 2003, by maturity, are shown below (amounts in thousands).  Expected maturities can differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties, and the Company views its available-for-sale securities as available for current operations.  At September 30, 2003, there was no difference in the cost and estimated fair value of the Company’s available-for-sale securities given that the longer-term instruments have interest rate reset features that regularly adjust to current market rates.

	Cost	Estimated Fair Value
Available-for-sale
Due in one year or less	$47,840	$47,840
Due after one year and through five years	—	—
Due after five years through ten years	—	—
Due after ten years	258,575	258,575

	$306,415	$306,415

(6)                                 Accounts Receivable

Accounts receivable consists of the following (amounts in thousands):

	September 30, 2003	March 31, 2003

Trade accounts receivable	$94,183	$98,418
Other	588	737
	94,771	99,155
Less allowance for doubtful accounts	3,986	3,768
	$90,785	$95,387

(7)                                 Inventories

The components of inventories consist of the following (amounts in thousands):

	September 30, 2003	March 31, 2003

Raw materials	$8,554	$9,571
Work in process	67,256	60,001
Finished goods	27,988	32,772
	$103,798	$102,344

Inventory impairment charges establish a new cost basis for inventory and charges are not subsequently reversed to income even if circumstances later suggest that increased carrying amounts are recoverable.

(8)                                 Property, Plant and Equipment

Property, plant and equipment consists of the following (amounts in thousands):

	September 30, 2003	March 31, 2003

Land	$33,494	$33,488
Building and building improvements	193,686	196,800
Machinery and equipment	800,634	767,322
Projects in process	278,412	297,751
	1,306,226	1,295,361
Less accumulated depreciation and amortization	602,954	527,428
	$703,272	$767,933

Depreciation and amortization expense attributed to property and equipment was $55.1 million in each of the six months ended September 30, 2003 and September 30, 2002.  In additional to depreciation and amortization expense, accelerated depreciation charges of $30.6 million in the period ended September 30, 2003, related to our Fab 1 shutdown, are included in cost of sales.

(9)                                 Lines of Credit

The Company has an unsecured line of credit with various financial institutions in Asia for up to $20,000,000 (U.S. Dollar equivalent).  These borrowings are predominantly denominated in U.S. Dollars, bearing interest at the Singapore Interbank Offering Rate (SIBOR) of 1.305% at September 30, 2003 plus 0.58% (average) and expiring on various dates through February 2004.  There were no borrowings against this line of credit as of September 30, 2003, but an allocation of $643,000 of the available line was made, relating to import guarantees associated with the Company’s business in Thailand.  There are no covenants relative to the foreign line of credit.

(10)                          Income Taxes

The income tax provision (benefit) that the Company recorded in the six-month period ended September 30, 2003, and the three and six-month periods ended September 30, 2002 were impacted by special charges.  The following table displays the impact that the special charges had on the income tax provision (benefit) that the Company recorded in each of these periods (amounts in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2003	2002	2003	2002

Income before taxes	$48,461	$4,489	$60,047	$35,303
Special charges:
Cost of sales associated with Fab 1 closure	—	—	31,755	—
Fab 1 and other charges	—	—	1,612	—
PowerSmart acquisition	—	—	—	9,300
Fab 3 impairment charge	$—	$41,500	$—	$41,500
Total special charges	$—	$41,500	$33,367	$50,800
Income before taxes excluding special charges	48,461	45,989	93,414	86,103
Effective tax rate	25.5%	25.2%	25.5%	25.1%
Income tax provision excluding effect of special charges	12,357	11,593	23,820	21,650
Tax benefit of special charges at 40%	—	16,600	13,347	16,600

Income tax provision/(benefit)	$12,357	$(5,007)	$10,473	$5,050

The special charges incurred during the six-month period ended September 30, 2003 were associated with the closure of Fab 1 and other restructuring charges which were incurred in the U.S. and tax effected at the Company’s applicable U.S. federal and state tax rate of 40%.  The special charge incurred during the six-month period ended September 30, 2002 that was associated with purchased in-process research and development provided the Company with no income tax benefit.  The special charge incurred during the three and six-month periods ended September 30, 2002 that was associated with the Fab 3 impairment charge was incurred in the U.S. and tax effected at the Company’s applicable U.S. federal and state tax rate of 40%.

(11)                          Net Income Per Share

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Six Months Ended September 30,
	2003	2002	2003	2002

Net income	$36,104	$9,496	$49,574	$18,812

Weighted average common shares outstanding	205,089	202,047	204,523	201,654

Dilutive effect of stock options	7,489	7,595	6,677	8,779

Weighted average common and potential common shares outstanding	212,578	209,642	211,200	210,433

Basic net income per share	$0.18	$0.05	$0.24	$0.09

Diluted net income per share	$0.17	$0.05	$0.23	$0.09

(12)                          Stock Repurchase

On August 7, 2002, the Company’s Board of Directors authorized the Company to repurchase up to 2,500,000 shares of its Common Stock in the open market or in privately negotiated transactions.  During the three months ended September 30, 2003, the Company did not repurchase any of its shares.  The Company has purchased 1,392,200 shares of its common stock for $29,576,077 since the inception of the repurchase program.  All of the purchased shares had been reissued as of September 30, 2003 through stock option exercises and purchases under the Company’s employee stock purchase plan.  The timing and amount of future repurchases will depend upon market conditions and corporate considerations.

(13)                          Dividends

On October 28, 2002, the Company announced that its Board of Directors had approved and instituted a quarterly cash dividend on its common stock.  A quarterly cash dividend of $0.024 per share was paid on August 29, 2003 in the amount of $4,918,931.  A quarterly cash dividend of $0.03 per share was declared on October 20, 2003 and will be paid on December 1, 2003 to shareholders of record as of November 10, 2003.  The Company expects the December 2003 payment of its quarterly cash dividend to be approximately $6.2 million.

Item 2.                                   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The following table sets forth certain operational data as a percentage of net sales for the periods indicated:

	Three Months Ended September 30,		Six Months Ended September 30,
	2003	2002	2003	2002

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	45.9%	45.9%	55.5%	46.8%
Gross profit	54.1%	54.1%	44.5%	53.2%
Research and development	12.6%	13.4%	12.9%	13.5%
Selling, general and administrative	13.3%	13.8%	13.5%	13.9%
Special charges	—	24.9%	0.5%	15.7%
Operating income	28.2%	2.0%	17.6%	10.1%

Net Sales

We operate in one industry segment and engage primarily in the design, development, manufacture and marketing of semiconductor products.  We sell our products to distributors and original equipment manufacturers, referred to as OEMs, in a broad range of market segments, perform on-going credit evaluations of our customers and generally require no collateral.

Our net sales for the quarter ended September 30, 2003 were $168.5 million, an increase of 4.5% from the previous quarter’s sales of $161.3 million, and an increase of 1.0% from net sales of $166.8 million in the quarter ended September 30, 2002.  Our net sales for the six months ended September 30, 2003 were $329.8 million, an increase of 1.7% from net sales of $324.3 million for the six months ended September 30, 2002.  The increases in net sales for the three and six-month periods ended September 30, 2003, compared to the three and six-month periods ended September 30, 2002, resulted primarily from increased demand for our proprietary microcontroller products.  Average selling prices for our products were down approximately 9% and 4% for the three and six-month periods ended September 30, 2003 over the corresponding periods of the previous fiscal year.  The number of units of our products sold were up 10% and 9% for the three and six-month periods ended September 30, 2003 over the corresponding periods of the previous fiscal year.  The average selling prices and the unit volume of our sales are impacted by the mix of our products sold.  Key factors in achieving the amount of net sales during the three and six-month periods ended September 30, 2003 include:

•                  continued market share gains

•                  increasing semiconductor content in our customers’ products

•                  our new product offerings that have increased our served available market, and

•                  increasing demand for our programmable products.

We recognize revenue from product sales upon shipment to OEMs.  Under our shipping terms, legal title passes to the customer upon shipment from Microchip.  We have no post shipment obligations.  Distributors generally have broad rights to return products and price protection rights, so we defer revenue recognition until the distributors sell the product to their customers.  Upon shipment, amounts billed to distributors are included in accounts receivable, inventory is relived, the sale is deferred and the gross margin is reflected as a current liability until the product is sold by the distributors to their customers.

Amounts billed to customers for shipping and handling costs are included as an offset to the shipping and handling costs included in cost of sales.  Amounts billed to customers for shipping and handling costs were immaterial in the periods presented.

Sales by product line for the three and six months ended September 30, 2003 and September 30, 2002 were as follows (dollars in thousands):

	Three Months Ended September 30				Six Months Ended September 30
	(unaudited)				(unaudited)
	2003	%	2002	%	2003	%	2002	%

Microcontrollers	$133,513	79.2%	$130,530	78.3%	$263,040	79.7%	$253,678	78.2%
Memory products	22,614	13.4	23,906	14.3	42,757	13.0	46,494	14.3
Analog and interface products	12,359	7.4	12,341	7.4	23,972	7.3	24,147	7.5
Total sales	$168,486	100.0%	$166,777	100.0%	$329,769	100.0%	$324,319	100.0%

Microcontrollers

Our microcontroller product line represents the largest component of our total net sales.  Microcontrollers and associated application development systems accounted for approximately 79.2% of our total net sales for the three-month period ended September 30, 2003 and approximately 79.7% of our total net sales for the six-month period ended September 30, 2003 compared to approximately 78.3% of our total net sales for the three-month period ended September 30, 2002, and 78.2% of our total net sales for the six-month period ended September 30, 2002.

Net sales of our microcontroller products increased approximately 1.0% in the three-month period ended September 30, 2003 and 3.7% in the six-month period ended September 30, 2003, compared to the three and six-month periods ended September 30, 2002.  These sales increases were primarily due to increased demand for our microcontroller products in end markets, driven principally by market share gains and those factors described on page 12 above.  The end markets that we serve include the automotive, communications, computing, consumer and industrial control markets.

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

Memory Products

Sales of our memory products accounted for approximately 13.4% of our total net sales for the three-month period ended September 30, 2003 and approximately 13.0% of our total net sales for the six-month period ended September 30, 2003 compared to approximately 14.3% of our total net sales for the three and six-month periods ended September 30, 2002.

Net sales of our memory products decreased approximately 5.4% in the three-month period ended September 30, 2003, and 8.0% in the six-month period ended September 30, 2003, compared to the three and six-month period ended September 30, 2002.  The sales decreases were driven primarily by customer demand conditions within the Serial EEPROM market, which products comprise substantially all of our memory product net sales.

Serial EEPROM product pricing has historically been cyclical in nature, with steep price declines followed by periods of relative price stability, driven by changes in industry capacity at different stages of the business cycle.  We experienced modest pricing declines in our Serial EEPROM product lines during fiscal 2003 and in the first two quarters of fiscal 2004.  We have experienced, and expect to continue to experience, varying degrees of competitive pricing pressures in our Serial EEPROM products.  We may be unable to maintain the average selling prices of our Serial EEPROM products as a result of increased pricing pressure in the future, which would adversely affect our operating results.

Analog and Interface Products

Sales of our analog and interface products accounted for approximately 7.4% of our total net sales for the three-month period ended September 30, 2003 and approximately 7.3% of our total net sales for the six-month period ended September 30, 2003 compared to approximately 7.4% of our total net sales for the three-month period ended September 30, 2002, and 7.5% of our total net sales for the six-month period ended September 30, 2002.

Net sales of our analog and interface products were approximately flat in the three and six-month periods ended September 30, 2003 compared to the corresponding periods of the previous fiscal year.  Our net sales of analog and interface products within the telecommunications sector, primarily in the cell phone market, were down approximately 45% in the three and six-month periods ended September 30, 2003 compared to the same periods in the prior years.  In the six-month periods ended September 30, 2003, telecommunications represented approximately 15% of our sales of analog and interface products compared to approximately 28% in the six-month period ended September 30, 2002.  Our net sales of non-telecommunications analog and interface products were up approximately 24% in the three-month period ended September 30, 2003 and approximately 17% in the six-month period ended September 30, 2003 compared to the same periods in the prior year primarily due to the sales synergies with our microcontroller products which we refer to as our “attach” strategy and increases in sales to other analog customers.  Our primary focus for our analog and interface products continues to be our “attach” strategy where we sell our microcontollers and analog products to the same customers.

Analog and interface products can be proprietary or non-proprietary in nature.  Currently, we consider approximately 50% of our analog and interface product mix to be proprietary in nature, where prices are relatively stable, similar to the pricing stability experienced in our microcontroller products.  The non-proprietary portion of our analog and interface business will experience price fluctuations, driven primarily by the current supply and demand for those products.  During the first two quarters of fiscal 2004, pricing of our non-proprietary analog and interface products moderately increased compared to prices at the end of fiscal 2003.  During fiscal 2003, pricing of our non-proprietary analog and interface products was approximately flat compared to prices at the end of fiscal 2002.  We may be unable to maintain the average selling prices of our analog and interface products as a result of increased pricing pressure in the future, which would adversely affect our operating results.  We anticipate the proprietary portion of our analog and interface products will increase over time.

Turns Orders

Our net sales in any given quarter depend upon a combination of shipments from backlog and orders received in that quarter for shipment in that quarter, which we refer to as turns orders.  We measure turns orders at the beginning of a quarter based on the orders needed to meet the revenue target that we set entering the quarter.  We emphasize our ability to respond quickly to customer orders as part of our competitive strategy, resulting in customers placing orders with short delivery schedules.  Turns orders correlate to product lead times, which are generally three weeks or less for the majority of our products, essentially unchanged from lead times a year ago.  Shorter lead times generally mean that turns orders as a percentage of our business are relatively high in any particular quarter and reduces our backlog visibility on future product shipments.  With current lead times for the majority of our products being three weeks or less, generally, customers do not place orders beyond their immediate requirements.

The percentage of turns orders in any given quarter is dependent on overall semiconductor industry conditions and product lead times.  During fiscal 2003 and the first two quarters of fiscal 2004, our turns orders were at the high end of the range that we have experienced over the last several years.

Turns orders are difficult to predict, and we may not experience the combination of turns orders and shipments from backlog in a quarter that would be sufficient to achieve anticipated net sales.  If we do not achieve a sufficient level of turns orders in a particular quarter, our net sales and operating results will suffer.

The foregoing statements regarding competitive pricing pressure in our microcontroller, Serial EEPROM and analog and interface product lines, our ability to moderate future average selling price declines in our microcontroller product lines and the proprietary portion of our analog and interface product lines increasing over time are forward-looking statements.  Actual results could differ materially because of the following factors, among others: the level of orders that are received and can be shipped in a quarter; changes in demand for our products and the products of our customers; the level and timing at which previous design wins become actual orders and sales; inventory mix and timing of customer orders; customers’ inventory levels, order patterns and seasonality; level of sell-through of our products through distribution in any particular fiscal period; our ability to ramp products into volume production; the efffects of competition and competitive pressures on pricing and product availability; disruptions in commercial activities, or international transport or delivery occasioned by terrorist activity, armed conflict, war or an unexpected increase in the price of, or decrease in the supply of, oil; impact of events outside the United States, such as the business impact of fluctuating currency rates or unrest or political instability; the cyclical nature of both the semiconductor industry and the markets addressed by our products; market acceptance of our new products and those of our customers; the financial condition of our customers; fluctuations in production yields, production efficiencies and our overall capacity utilization; changes in product mix; absorption of fixed costs, labor and other fixed manufacturing costs; and general industry, economic and political conditions.

Distribution

Distributors accounted for approximately 63% of our net sales in the three-month period ended September 30, 2003 and 57% of our net sales in the three-month period ended September 30, 2002.  Distributors accounted for approximately 64% of our net sales in the six-month period ended September 30, 2003 and 60% of our net sales in the six-month period ended September 30, 2002.

Our two largest distributors together accounted for approximately 25% of our net sales in the three and six-month periods ended September 30, 2003 and approximately 20% of our net sales in the three-month period ended September 30, 2002 and approximately 21% in the six-month periods ended September 30, 2002.

We do not have long-term agreements with our distributors and we, or our distributors, may terminate our relationships with each other with little or no advanced notice.  The loss of, or the disruption in the operations of, one or more of our distributors could reduce our future net sales in a given quarter and could result in an increase in inventory returns.

At September 30, 2003, distributors were maintaining an average of approximately 2.0 months of inventory of our products.  Over the past three fiscal years, the months of inventory maintained by our distributors have fluctuated between approximately 2.0 and 3.3 months.  Thus, inventory levels at our distributors are at the low end of the range we have experienced over the last three years.  Our distributors may change their inventory holding levels based on industry conditions, product lead times and other factors pertinent to their business.  As we recognize revenue based on sell through for all of our distributors, we do not believe that inventory holding patterns at our distributors will materially impact our net sales.

Distributors generally have broad-based rights to return product to us.  As revenue on distributor shipments is not recognized until the distributors sell our product on to their end customers, distributor returns have no impact on revenue recognition.

We also grant certain credits to our third-party distributors and also offer these distributors price protection.  The credits are granted to the distributors on specifically identified pieces of the distributors’ business to allow them to earn a competitive gross margin on the sale of our products to their end customers.  The credits are on a per unit basis and are not given to the distributor until they provide documentation of the sale to their end customer.  The effect of granting these credits is the reduction of the net selling price for the products resulting in determining the net revenue being recognized by us when the product is sold by the distributors to their end customers.

We reduce product pricing through price protection based on market conditions, competitive considerations and other factors.  Price protection is granted to third-party distributors on the inventory that they have on hand at the date the price protection is offered.  When we reduce the selling price of our products, it allows the distributors to claim a credit against its outstanding accounts receivables balances based on the new price of the inventory it has on hand as of the date of the price reduction.  There is no revenue recognition impact from the price protections.

We do not offer material incentive programs to our third-party distributors.

The foregoing statements regarding our belief that inventory holding patterns at our distributors will not materially impact our net sales are forward-looking statements.  Actual results could differ materially because of the following factors, among others: changes in demand for our products and the products of our customers; the level and timing at which previous design wins become actual orders and sales; inventory mix and timing of customer orders; customers’ inventory levels, order patterns and seasonality; the impact on our business and customer order patterns due to major public health concerns; level of sell-through of our products through distribution in any particular fiscal period; disruptions in commercial activities, or international transport or delivery occasioned by terrorist activity, armed conflict, war or an unexpected increase in the price of, or decrease in the supply of, oil; impact of events outside the United States, such as the business impact of fluctuating currency rates or unrest or political instability; the cyclical nature of both the semiconductor industry and the markets addressed by our products; market acceptance of our new products and those of our customers; and the financial condition of our customers.

Sales by Geography

Sales by geography for the three and six-month periods ended September 30, 2003 and 2002 were as follows (dollars in thousands):

	Three Months Ended September 30				Six Months Ended September 30
	(unaudited)				(unaudited)
	2003	%	2002	%	2003	%	2002	%

Americas	$53,885	32.0%	$58,303	34.9%	$104,589	31.7%	$111,727	34.5%

Europe	44,761	26.6%	42,841	25.7%	91,572	27.8%	87,610	27.0%

Asia	69,840	41.4%	65,664	39.4%	133,608	40.5%	124,995	38.5%

Total sales	$168,486	100.0%	$166,778	100.0%	$329,769	100.0%	$324,322	100.0%

Our sales to foreign customers have been predominately in Asia and Europe, which we attribute to the manufacturing strength in those areas for automotive, communications, computing, consumer and industrial control products.  Americas sales include sales to customers in the United States, Canada, Central America and South America.

Sales to foreign customers accounted for approximately 71% of our net sales in three months ended September 30, 2003 and approximately 68% of our net sales in the three months ended September 30, 2002.  Sales to foreign customers accounted for approximately 71% of our net sales in the six months ended September 30, 2003 and approximately 70% of our net sales in the six months ended September 30, 2002.  For the six months ended September 30, 2003 and 2002, approximately 99% of our net sales were U.S. dollar denominated.

Gross Profit

Our gross profit was $91.2 million in the three months ended September 30, 2003, and $90.3 million in the three months ended September 30, 2002.  Our gross profit was $146.7 million in the six months ended September 30, 2003, and $172.7 million in the six months ended September 30, 2002.

Gross profit as a percent of sales was 54.1% in the three months ended September 30, 2003, and 54.1% in the three months ended September 30, 2002.  Gross profit as a percent of sales was 44.5% in the six months ended September 30, 2003, and 53.2% in the six months ended September 30, 2002.

The most significant factors affecting gross profit percentage in the periods covered by this report were:

•                  $31.8 million in accelerated depreciation and other costs associated with the closure of Fab 1 in the six-month period ended September 30, 2003

•                  Improvements in capacity utilization and product absorption which positively affected gross margin by $4.9 million and $11.6 million in the three and six-month periods ending September 30, 2003 over the corresponding periods of the previous fiscal year

•                  Increases in expenses for Fab 3 and Fab 4, our non-operational facilities during the periods covered by this report, negatively affecting gross profit by $3.5 million and $7.0 million in the three and six-month periods ending September 30, 2003 over the corresponding periods of the previous fiscal year

•                  A one-week unpaid shutdown in the three-month period ending September 30, 2003 negatively affecting gross profit by $1.7 million.  The shutdown had a negative impact on gross profit due to the fact that certain fixed costs including depreciation, utilities, property taxes and other ongoing costs continue when the factory is shut down.  There was not a similar shutdown in the corresponding period of the previous fiscal year.

Other factors that impacted gross profit percentage in the periods covered by this report include:

•                  continued cost reductions in wafer fabrication and assembly and test manufacturing such as new manufacturing technologies and more efficient manufacturing techniques

•                  varying factors impacting the average selling prices of our products

•                  fluctuations in the product mix of proprietary microcontroller and analog products and related Serial EEPROM products, and

•                  inventory write-offs and the sale of inventory that was previously written-off.

Capacity utilization in the second quarter of fiscal 2003 was approximately 84%.  Excluding the impact of the one-week shutdown, capacity utilization in the second quarter of fiscal 2004 increased to approximately 91%, which favorably impacted gross margins.  We expect capacity utilization in the third quarter of fiscal 2004 to be approximately 91% at Fab 2.  We began production at Fab 4 on October 31, 2003 and our utilization of its capacity will initially be at low levels but will grow as our production activity increases at that location.

The process technologies utilized and the size of the wafers on which our products are produced impact our gross margins.  During the second quarter of fiscal 2004, Fab 2 predominantly utilized our 0.5 to 1.0-micron manufacturing process technologies.  We expect Fab 2 to continue to predominantly utilize our 0.5 to 1.0 processes during the third quarter of fiscal 2004.  We expect Fab 4 to predominantly utilize our 0.5 micron process during the third quarter of fiscal 2004.  We continue to transition products to more advanced process technologies to reduce manufacturing costs.  In fiscal 2003 and the first quarter of fiscal 2004, approximately 80% of our production was on 8-inch wafers.  With the closure of Fab 1 in the first quarter of fiscal 2004, all of our future production in fiscal 2004 will be on 8-inch wafers.

Our overall inventory levels were $103.8 million at September 30, 2003, compared to $102.3 million at March 31, 2003.  We had 123 days of inventory on our balance sheet at September 30, 2003, compared to 128 days at March 31, 2003 and 107 days at September 30, 2002.  As a result of the closure of Fab 1 and the related reduction in our manufacturing capacity, we expect inventory levels to fall for the remainder of fiscal 2004.

We anticipate that our gross margins will fluctuate over time, driven primarily by the overall product mix of microcontroller, analog and interface and memory products and the percentage of net sales of each of these products in a particular quarter, as well as manufacturing yields, fixed cost absorption, wafer fab loading levels, particularly those at Fab 4, and competitive and economic conditions.

The foregoing statements relating to our capacity utilization in the third quarter, our capacity growth at Fab 4, our transition to advanced process technologies to reduce future manufacturing costs, our future production of 8-inch wafers, our belief that inventory levels will decline for the remainder of fiscal 2004 and the fluctuation of gross margins over time are forward-looking statements.  Actual results could differ materially because of the following factors, among others: changes in demand for our products and the products of our customers; fluctuations in production yields, production efficiencies and overall capacity utilization; absorption of fixed costs, labor and other direct manufacturing costs; competition and competitive pressure on pricing; disruptions in commercial activities, or international transport or delivery occasioned by terrorist activity, armed conflict, war or an unexpected increase in the price of, or decrease in the supply of, oil; impact of events outside the United States, such as the business impact of fluctuating currency rates or unrest or political instability; our ability to increase manufacturing capacity as needed; cost and availability of raw materials; changes in product mix; and other general industry, economic and political conditions.

At September 30, 2003 and at September 30, 2002, approximately 74% of our assembly requirements were being performed in our Thailand facility.  Third-party contractors located throughout Asia perform the balance of our assembly operations.  Substantially all of our test requirements were being performed in our Thailand facility as of September 30, 2003 and September 30, 2002.  We believe that the assembly and test operations performed at our Thailand facility provide us with significant cost savings when compared to third-party contractor assembly and test costs, as well as increased control over these portions of the manufacturing process.

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

Research and Development (R&D)

R&D expenses for the three months ended September 30, 2003 were $21.1 million, or 12.6% of sales, compared to $22.3 million, or 13.4% of sales, for the three months ended September 30, 2002.  R&D expenses for the six months ended September 30, 2003 were $42.4 million, or 12.9% of sales, compared to $43.9 million, or 13.5% of sales for the six months ended September 30, 2002.

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

R&D expenses decreased $1.2 million, or 5.3%, for the three months ended September 30, 2003 over the same period last year.  R&D expenses decreased $1.5 million, or 3.3%, for the six months ended September 30, 2003 over the same period last year.  The primary reasons for the decreases in R&D costs in each of these periods were the impact of a planned one-week shutdown without pay for all employees during the three months ended September 30, 2003 and reductions in professional services.  These reductions in R&D expenses were partially offset by increases in bonuses.

Selling, General and Administrative

Selling, general and administrative expenses for the three months ended September 30, 2003 were $22.5 million, or 13.3% of sales, compared to $23.1 million, or 13.9% of sales, for the three months ended September 30, 2002.  Selling, general and administrative expenses for the six months ended September 30, 2003 were $44.6 million, or 13.5% of sales, compared to $45.1 million, or 13.9% of sales, for the six months ended September 30, 2002.

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

Selling, general and administrative expenses decreased $0.7 million, or 2.9%, for the three months ended September 30, 2003 over the same period last year.  Selling, general and administrative expenses decreased $0.5 million, or 1.1%, for the six months ended September 30, 2003 over the same period last year.  The primary reasons for the decreases in selling, general and administrative expenses in each of these periods were the impact of a planned one-week shutdown without pay for all employees during the three months ended September 30, 2003 and reductions in professional services.  These reductions in selling, general and administrative expenses were partially offset by increases in bonuses.

Selling, general and administrative expenses fluctuate over time, primarily due to revenue and operating expense levels.

Fab 3 Impairment Charge

In August 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets,” which is applicable to financial statements for fiscal years beginning after December 15, 2001.  SFAS 144 provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that must be met to classify an asset as held-for-sale.  Classification as held-for-sale is an important distinction because assets held-for-sale are not depreciated and are stated at the lower of book value or fair value less cost to sell.  SFAS 144 is effective for all of our financial statements issued subsequent to April 1, 2002.  In accordance with SFAS 144, we recorded a $41.5 million asset impairment charge during the quarter ended September 30, 2002, as described below.

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

After the acquisition of Fab 4 was completed, we undertook an analysis of the potential production capacity at Fab 4.  The results of the production capacity analysis led us to determine that Fab 3’s capacity would not be needed in the foreseeable future and during the September 2002 quarter we committed to a plan to sell Fab 3.  We have retained a third-party broker to market Fab 3 on our behalf.  Accordingly, Fab 3 was classified as an asset held-for-sale as of September 30, 2002 and maintained that classification at September 30, 2003.

We retained an independent third-party firm, other than our independent auditors, to complete a fair value appraisal of Fab 3.  The independent third party used the market approach and considered sales of comparable properties in determining the fair value of Fab 3.  The comparable sales included eight properties, including our purchases of Fab 3 in July 2000 and Fab 4 in August 2002.  We considered the results of this appraisal, in determining the asset impairment charge on Fab 3 of $36.9 million, including estimated costs to sell.  The remaining value of $60.2 million is classified as an asset held-for-sale and is included as a component of other current assets at September 30, 2003.

                If actual market conditions are less favorable than those estimated in the appraisal, or if future market conditions deteriorate, the net proceeds from the assets held-for-sale could be less than the amount estimated in the financial statements and additional charges could result prior to or at the time of the sale of the facility.

                During the quarter ended September 30, 2002, we also recorded an asset impairment charge of $4.6 million to write-down certain manufacturing equipment that was excess to our projected requirements located at Fab 3 to its net realizable value of $212,000.  This manufacturing equipment became “excess” as a result of duplicate equipment acquired in the purchase of Fab 4.  The net realizable value for the excess manufacturing equipment was determined based on management estimates.  Substantially all of the other manufacturing equipment located at Fab 3 has been transferred to and will be used in our other wafer fabrication facilities located in Tempe, Arizona (Fab 2) and Gresham, Oregon (Fab 4).

Purchased In-Process Research and Development Charge

During the quarter ended June 30, 2002, purchased in-process research and development of $9.3 million, associated with our acquisition of PowerSmart, Inc., was written off at the date of the acquisition (June 5, 2002) in accordance with FASB Interpretation No. 4, “Applicability of FASB Statement No. 2 Business Combinations Accounted for by the Purchase Method” (FIN 4).  PowerSmart delivers a battery management whole product solution that improves system runtimes with a lower system cost for the user.  Included in the whole product solution is an application tools suite designed to speed up implementation during the user’s development and production.  The acquisition was intended to strengthen our position in battery management applications such as laptop computers, personal digital assistants, cellular telephones, digital cameras and camcorders.

The assets acquired included in-process research and development for which there is no alternative future uses.  Management determined the value assigned to this asset through various methods including assistance from third party appraisal firms in valuing the PowerSmart business.  As of the valuation date, there were 15 projects that were considered to be in process.  The values of the projects were determined based on analyses of estimated cash flows to be generated by the products that are expected to result from the in-process projects.  These cash flows were estimated by forecasting total revenues expected from these products then deducting appropriate operating expenses, cash flow adjustments and contributory asset returns to establish a forecast of net return on the in-process technology.  These net returns were substantially reduced to take into account the time value of money and the risks associated with the inherent difficulties and uncertainties in achieving commercial readiness.  The above analysis resulted in $9.3 million of value assigned to acquired in-process research and development, which was expensed on the acquisition date in accordance with FASB Interpretation No. 4, “Applicability of FASB Statement No. 2 Business Combinations Accounted for by the Purchase Method.”  We believe the assumptions used in valuing in-process research and development are reasonable, but are inherently uncertain.  Since the date of the purchase, we incurred development costs of approximately $2.9 million related to the acquired in-process research and development, and should the projects continue to move toward commercialization, we estimate that future expenditures could approximate $1.5 million over the next two fiscal years.  As of September 30, 2003, three of the in-process research and development projects had been completed, four had been postponed and eight projects continue to be in-process.  We expect the eight in-process projects to be completed in fiscal 2005.

The foregoing statements relating to our estimated future expenditures on the acquired in-process R&D projects and expected completion dates for R&D projects are forward-looking statements.  Actual results could differ materially because of the following factors, among others: delays in completion of a particular project; changes in our prioritization of projects; changes in the specifications of a particular project; unforeseen engineering problems; and unanticipated costs.

Other Income (Expense)

Interest income decreased in the three and six-month periods ended September 30, 2003 from the corresponding periods of the previous fiscal year due to significantly lower interest rates on our invested cash balances during the three and six months ended September 30, 2003, compared to the rates during the corresponding period of the previous fiscal year.

Provision (Benefit) for Income Taxes

Provisions (benefits) for income taxes reflect tax on foreign earnings and federal and state tax on U.S. earnings (losses).  We had an effective tax rate of 17.4% for the six months ended September 30, 2003, impacted by $33.4 million of special charges related to the closure of Fab 1 and other restructuring charges which were tax effected at our applicable U.S. federal and state tax rate of 40%.  We had an effective tax rate of 14.3% for the six months ended September 30, 2002, impacted by a $9.3 million in-process research and development charge associated with our acquisition of PowerSmart that provided us with no income tax benefit and a $41.5 million impairment charge on Fab 3 which was tax effected at our applicable U.S. federal and state tax rate of 40%.  See Note 10 to our Condensed Consolidated Financial Statements for additional information on our effective tax rates.

As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate.  This process involves estimating our actual current tax exposure, together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes.  These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet.  We must then assess the likelihood that our deferred tax asset will be recovered from future taxable income within the relevant jurisdiction and, to the extent we believe that recovery is not likely, we must establish a valuation allowance.  We have not provided for a valuation allowance because we believe that our deferred tax asset will be recovered from future taxable income.  Should we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.  At September 30, 2003, our gross deferred tax asset was $115.7 million.  Various taxing authorities in the United States and other countries in which we do business are increasing their scrutiny of various tax structures employed by businesses.  We believe that we maintain adequate tax reserves to offset any potential tax liabilities that may arise upon audit in the United States and other countries in which we do business.  If such amounts ultimately prove to be unnecessary, the resulting reversal of such reserves would result in tax benefits being recorded in the period the reserves are no longer deemed necessary.  If such amounts ultimately prove to be less than an ultimate assessment, a future charge to expense would be recorded in the period in which the assessment is determined.

Our Thailand manufacturing operations currently benefit from numerous tax holidays that have been granted to us by the Thailand government based on our investments in property, plant and equipment in Thailand.  Although our tax holidays in Thailand partially expired in October 2003, our manufacturing operations in Thailand will be conducted using equipment that was invested pursuant to tax holidays that do not begin to expire until September 2006.  We believe that the expiration of a portion of our tax holiday in Thailand in October 2003 will not have a material impact on our effective tax rate in fiscal 2004 or beyond.

Companies of our size and complexity are regularly audited by the taxing authorities in the jurisdictions in which they conduct significant operations.  We are currently under audit by the U.S. Internal Revenue Service for our fiscal years ended March 31, 1998, 1999, 2000 and 2001.  As of this time there are no significant tax adjustments proposed.

The foregoing statements regarding the recoverability of our deferred tax asset from our future taxable income, the adequacy of our tax reserves to offset any potential tax liabilities that may arise upon audit and our belief that the expiration of a portion of our Thai tax holiday will not have a material adverse impact on our effective tax rate for fiscal 2004 or beyond are forward-looking statements.  Actual results could differ materially because of the following factors, among others: current and future tax laws and regulations; taxation rates in geographic regions where we have significant operations; results of any current or future audit conducted by the U.S. Internal Revenue Service or other taxing authorities in the countries in which we do business; and the level of our taxable income and whether our taxable income will be sufficient to utilize our deferred tax asset.

Liquidity and Capital Resources

We had $350.9 million in cash, cash equivalents and short-term investments at September 30, 2003, an increase of $134.4 million from the March 31, 2003 balance. The increase in cash, cash equivalents and short-term investments over this time period is primarily attributable to cash generated from operating activities.

We maintain an unsecured short-term line of credit with various financial institutions in Asia totaling $20.0 million (U.S. Dollar equivalent).  There were no borrowings under the foreign line of credit as of September 30, 2003, but an allocation of approximately $0.6 million of the available line was made, relating to import guarantees associated with our business in Thailand.  There are no covenants related to the foreign line of credit.

During the six months ended September 30, 2003, we generated $145.1 million of cash from operating activities, compared to $128.5 million generated in the six months ended September 30, 2002.  The increase in cash flow from operations was primarily due to changes in profitability, deferred income taxes and deferred income on shipments to distributors.

During the six months ended September 30, 2003, net cash used in investing activities decreased $100.8 million, to $165.1 million, from $265.9 million for the six months ended September 30, 2002.  The decrease was due to changes in our net purchases, sales and maturities of short-term investments, $184.5 million for the acquisition of Fab 4 in August 2002, $50.7 million for the acquisition of PowerSmart in June 2002 and lower capital expenditures in the six months ended September 30, 2003.

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

Our level of capital expenditures varies from time to time as a result of actual and anticipated business conditions.  Capital expenditures in the six months ended September 30, 2003 were $21.2 million, compared to $42.1 million for the six months ended September 30, 2002.  The primary reasons for the dollar decrease in capital expenditures in the six months ended September 30, 2003 were reductions in our needs for additional manufacturing capacity due to our purchase of Fab 4 in fiscal 2003.  Capital expenditures are primarily for the expansion of production capacity and the addition of research and development equipment.  We currently intend to spend approximately $65 million during the next 12 months to invest in equipment and facilities to maintain, and selectively increase, capacity to meet our currently anticipated needs.

We expect to finance capital expenditures through our existing cash balances, cash flows from operations and our available debt arrangements.  We believe that the capital expenditures anticipated to be incurred over the next 12 months will provide sufficient manufacturing capacity to meet our currently anticipated needs.

The foregoing statements regarding the anticipated level of capital expenditures over the next 12 months, the nature of such expenditures, the financing and sufficiency of our capital expenditures and the belief that capital expenditures anticipated to be incurred over the next 12 months will provide us sufficient manufacturing capacity to meet our currently anticipated needs are forward-looking statements.  Actual results could differ materially because of the following factors, among others: changes in demand for our products and those of our customers; changes in utilization of current manufacturing capacity; unanticipated costs or delays in bringing Fab 4 to production; market acceptance of our products and of our customers’ products; the cyclical nature of the semiconductor industry and the markets addressed by our products; the availability and cost of raw materials, equipment and other supplies; actual levels of capital expenditures; and the economic, political and other conditions in the worldwide markets served by us.

Net cash provided by financing activities was $10.5 million for the six months ended September 30, 2003.  Net cash provided by financing activities was $9.5 million for the six months ended September 30, 2002.  Proceeds from the exercise of stock options and employee purchases under our employee stock purchase plan were $22.9 million for the six months ended September 30, 2003 and $16.9 million for the six months ended September 30, 2002.  Cash expended for the repurchase of our common stock was $2.5 million in the six months ended September 30, 2003 and $7.5 million in the six months ended September 30, 2002.  The cash dividend paid to our shareholders in the six months ended September 30, 2003 was $9.8 million.

On August 7, 2002, our Board of Directors authorized the repurchase of up to 2,500,000 shares of our common stock in the open market or in privately negotiated transactions.  As of September 30, 2003, we had repurchased 1,392,200 shares of common stock for $29,576,077.  We repurchased 127,500 shares of common stock for $2,513,295 during the six months ended September 30, 2003.  As of September 30, 2003, all of the purchased shares had been reissued through stock option exercises and purchases under our employee stock purchase plan.  The timing and amount of any future repurchases will depend upon market conditions and corporate considerations.

On October 28, 2002, we announced that our Board of Directors had approved and instituted a quarterly cash dividend on our common stock.  A quarterly dividend of $0.024 per share was paid on August 29, 2003 in the amount of $4,918,931.  A quarterly dividend payment of $0.03 per share was declared on October 20, 2003 and will be paid on December 1, 2003 to shareholders of record as of November 10, 2003.  We expect the December 2003 payment of our quarterly cash dividend to be approximately $6.2 million.

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

Recently Issued Accounting Pronouncements

In April 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” which is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003.  SFAS 149 clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as discussed in SFAS No. 133, clarifies when a derivative contains a financing component, amends the definition of an “underlying” to conform it to the language used in FASB Interpretation No. 45, “Guarantor Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” and amends certain other existing pronouncements.  We do not have any derivative financial instruments.  The adoption of SFAS No. 149 did not have an impact on our consolidated balance sheets or statements of operations, shareholders’ equity and cash flows.

In May 2003, the FASB issued SFAS 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.  This Statement requires that certain instruments that were previously classified as equity on a company’s statement of financial position now be classified as liabilities.  The Statement is effective for financial instruments entered into or modified after May 31, 2003, and to all other instruments that exist as of the beginning of the first interim period beginning after June 15, 2003.  On October 29, 2003, the FASB voted to defer for an indefinite period the application of the guidance in SFAS 150 to noncontrolling interests that are classified as equity in the financial statements of the subsidiary but would be classified as a liability in the parent’s financial statements under Statement 150.  The FASB decided to defer the application of Statement 150 to these noncontrolling interests until it could consider some of the resulting implementation issues associated with the measurement and recognition guidance for these noncontrolling interests.  We have no instruments impacted by the adoption of this statement and therefore the adoption did not have an effect on our consolidated financial position, results of operations or cash flows.

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

Our quarterly operating results are affected by a wide variety of factors that could reduce our net sales and profitability, many of which are beyond our control.  Some of the factors that may affect our quarterly operating results include:

•                  changes in demand or market acceptance of our products and products of our customers

•                  unanticipated costs or delays in bringing Fab 4 to volume production

•                  our ability to ramp products into volume production at Fab 4

•                  the mix of inventory we hold and our ability to satisfy short-term orders from our inventory

•                  levels of inventories at our customers

•                  changes in utilization of our manufacturing capacity and fluctuations in manufacturing yields

•                  our ability to secure sufficient assembly and testing capacity

•                  competitive developments including pricing pressures

•                  the level of orders that are received and can be shipped in a quarter

•                  the level of sell-through of our products through distribution

•                  changes or fluctuations in customer order patterns and seasonality

•                  costs and outcomes of any tax audits or any litigation involving intellectual property, customers or other issues

•                  disruptions in our business or our customers’ businesses due to terrorist activity, armed conflict, war, worldwide oil prices and supply, public health concerns or disruptions in the transportation system

•                  property damage or other losses which are not covered by insurance, and

•                  general economic, industry or political conditions in the United States or internationally

We believe that period-to-period comparisons of our operating results are not necessarily meaningful and that you should not rely upon any such comparisons as indications of future performance.  In future periods our operating results may fall below our public guidance or the expectations of public market analysts and investors, which would likely have a negative effect on the price of our common stock.

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

If we do not bring our Fab 4 (Gresham, Oregon) wafer fabrication facility to production in a timely manner, our anticipated revenues and gross margins may be adversely impacted.

We acquired Fab 4, located in Gresham, Oregon, in August 2002.  Fab 4 commenced production on October 31, 2003.  Bringing Fab 4 into higher levels of production involves significant risks, including:

•                  successful implementation of our manufacturing processes at Fab 4

•                  potential shortages of materials and skilled labor

•                  unforeseen environmental or engineering problems

•                  unanticipated costs.

Any one of these risks could delay the ramp-up of Fab 4, and could involve significant additional costs or reduce our anticipated revenues.

As a result of these and other factors, Fab 4 may not increase production when anticipated or within budget.  Also, we may be unable to achieve adequate manufacturing yields in Fab 4 in a timely manner and our revenues may not increase in proportion to the anticipated increase in manufacturing capacity associated with Fab 4 which would harm our operating results.

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

During fiscal 2003 and the first half of fiscal 2004, our turns orders were at the high end of the range that we have experienced over the last several years.  Because turns orders are difficult to predict, increased levels of turns orders make our net sales more difficult to forecast.  If we do not achieve a sufficient level of turns orders in a particular quarter relative to our revenue targets, our revenue and operating results will suffer.

Intense competition in the markets we serve may lead to pricing pressures, reduced sales of our products or reduced market share.

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

•                  the rate at which customers incorporate our products into their own products

•                  product introductions by our competitors

•                  the number, nature and success of our competitors in a given market

•                  our ability to obtain adequate supplies of raw materials and other supplies at acceptable prices

•                  our ability to protect our products and processes by effective utilization of intellectual property rights

•                  the quality of our customer service and our ability to address the needs of our customers, and

•                  general market and economic conditions.

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

We may be unable to maintain average selling prices for our products as a result of increased pricing pressure in the future, which would adversely impact our operating results.

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

Because our products are complex, we have experienced delays from time to time in completing development of new products.  In addition, our new products may not receive or maintain substantial market acceptance.  We may be unable to design, develop and introduce competitive products on a timely basis, which could adversely impact our future operating results.

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

We use several third-party contractors located throughout Asia for a portion of the assembly and testing of our products.  We also rely on outside wafer foundries for a portion of the wafer fabrication of our analog and smart battery management products.  Although we have reduced our dependence on third-party contractors over time, the disruption or termination of any of these sources could harm our business and operating results.  Our use of third parties involves some reduction in our level of control over the portions of our business that we subcontract.  Our future operating results could suffer if any third-party contractor were to experience financial, operations or production difficulties or situations when demand exceeds capacity, or if they were unable to maintain manufacturing yields, assembly and test yields and costs at approximately their current levels.  In such case, we may not be able to qualify additional manufacturing sources for our products on a timely manner or at all, and such arrangements, if any, may not be on favorable terms to us.

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

Sales through distributors accounted for 60% of our net sales for the fiscal year ended March 31, 2003 and 64% of our net sales for the six months ended September 30, 2003.  Our largest two distributors together accounted for approximately 21% of our net sales for the fiscal year ended March 31, 2003, and approximately 25% for the six months ended September 30, 2003.  We do not have long-term agreements with our distributors and our distributors may terminate their relationship with us with little or no advanced notice.

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

Sales to foreign customers account for a substantial portion of our net sales.  During the fiscal year ended March 31, 2003, approximately 71% of our net sales were made to foreign customers.  During the six months ended September 30, 2003, approximately 71% of our net sales were made to foreign customers.  We purchase a substantial portion of our raw materials and equipment from foreign suppliers.  In addition, we own product assembly and testing facilities located near Bangkok, Thailand.  We also use various foreign third-party contractors for a portion of our assembly and testing and for a portion of our wafer fabrication requirements for our analog and smart battery management products.  Substantially all of our finished goods inventory is maintained in Thailand.

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

International geopolitical conditions, such as the tensions in the Middle East and in North Korea as well as public health concerns have contributed to an uncertain political and economic climate in the United States and in many of the countries in which we conduct business.  These conditions may make it difficult for us, and our customers, to accurately forecast and plan future business activities and could harm our business.

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

We have from time to time acquired, and may in the future acquire, complementary businesses, products and technologies.  Achieving the anticipated benefits of an acquisition depends upon whether the integration of the acquired business, products or technology is accomplished efficiently and effectively.  In addition, successful acquisitions in the semiconductor industry may be more difficult to accomplish than in other industries because such acquisitions require, among other things, integration of product offerings, manufacturing operations and coordination of sales and marketing and R&D efforts. These difficulties can become more challenging due to the need to coordinate geographically separated organizations, the complexities of the technologies being integrated, and the necessities of integrating personnel with disparate business backgrounds and combining two different corporate cultures.  The integration of operations following an acquisition also requires the dedication of management resources, which may distract attention from our day-to-day business and may disrupt key R&D, marketing or sales efforts.  The inability of our management to successfully integrate any future acquisition could harm our business.  Furthermore, products acquired in connection with acquisitions may not gain acceptance in our markets, and we may not achieve the anticipated or desired benefits of such transaction.

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

Item 3.                                   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our investment portfolio, consisting of fixed income securities, was valued at $334.5 million as of September 30, 2003, and $208.7 million as of March 31, 2003.  These securities, like all fixed income instruments, are subject to interest rate risk and will decline in value if market interest rates increase.  If market rates were to increase immediately and uniformly by 10% from the levels of September 30, 2003 and March 31, 2003, the decline in the fair value of our investment portfolio would not be material given that the our investments typically have interest rate reset features that regularly adjust to current market rates.  Additionally, we have the ability to hold our fixed income investments until maturity and, therefore, we would not expect to recognize any material adverse impact in income or cash flows.

We have international operations and are thus subject to foreign currency rate fluctuations.  To date, our exposure related to exchange rate volatility has not been significant.  Substantially all of our sales are denominated in U.S. dollars.  At times we maintain hedges of foreign currency exposure of a net investment in a foreign operation.  The amounts of these hedges were immaterial as of March 31, 2003 and there were not hedges outstanding as of September 30, 2003.  If foreign currency rates fluctuate by 15% from the rates at September 30, 2003 and March 31, 2003, the effect on our financial position and results of operation would not be material given that we enter into foreign-currency forward contracts to hedge our exposure to foreign currency rate fluctuations.

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

Item 4.                                   CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer, based on the evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, have concluded that, as of September 30, 2003, our disclosure controls and procedures were effective to ensure that the information we are required to disclose in reports that we file or submit under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.  During the three months ended September 30, 2003, there was no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 4.                                   Submission of Matters to a Vote of Security Holders

(a)   We held our Annual Meeting of Stockholders on August 15, 2003.

(b)   Steve Sanghi, Albert J. Hugo-Martinez, L.B. Day, Matthew W. Chapman and Wade F. Meyercord were elected as directors at the Annual Meeting.

(c)   The results of the vote on the matters voted upon at the Annual Meeting were as follows:

(1)          Election of Directors:

Director	For	Withheld/Abstain
Steve Sanghi	178,351,937	5,092,601
Albert J. Hugo-Martinez	177,537,094	5,907,444
L.B. Day	178,309,519	5,135,019
Matthew W. Chapman	180,296,902	3,147,636
Wade F. Meyercord	180,283,476	3,161,062

(2)          Approval of an amendment to our 2001 Employee Stock Purchase Plan to increase the number of shares of common stock reserved for issuance under the Plan by 975,000 shares:

For	Against	Withheld/Abstain	Broker Non-Votes
178,157,586	5,104,649	182,307	-0-

(3)          Approval of an amendment to our 2001 Employee Stock Purchase Plan to add, commencing January 1, 1995, an annual automatic increase in the number of shares of common stock reserved for issuance under the Plan:

For	Against	Withheld/Abstain	Broker Non-Votes
170,051,221	13,198,386	194,935	-0-

The foregoing matters are described in more detail in our definitive proxy statement dated July 3, 2003 relating to the Annual Meeting.

Item 6.                                   Exhibits and Reports On Form 8-K.

(a)         Exhibits.

Exhibit 31               Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32               Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)        Reports on Form 8-K.

The Company filed a Current Report on Form 8-K on July 17, 2003 to furnish its earnings release for the quarter ended June 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MICROCHIP TECHNOLOGY INCORPORATED

Date:	November 14, 2003	By:	/s/ Gordon W. Parnell
Gordon W. Parnell
Vice President and Chief Financial Officer (Duly Authorized Officer, and Principal Financial and Accounting Officer)