Form 10-Q
period 2003-12-31
MICROCHIP TECHNOLOGY INC
filed 2004-02-09
CIK 827054

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2003.

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

Yes ☒               No ☐

Number of shares of common stock, $.001 par value, outstanding as of February 6, 2004: 208,096,961

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands except share amounts)

	December 31, 2003	March 31, 2003
	(Unaudited)	(Note 1)
ASSETS
Cash and cash equivalents	$58,174	$53,909
Short-term investments	392,266	162,602
Accounts receivable, net	92,173	95,387
Inventories	96,175	102,344
Prepaid expenses	6,199	6,487
Deferred tax assets	121,994	116,481
Other current assets	71,760	71,899
Total current assets	838,741	609,109

Property, plant and equipment, net	693,678	767,933
Goodwill	32,346	32,346
Intangible assets, net	10,076	10,830
Other assets	6,697	8,057

Total assets	$1,581,538	$1,428,275

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable	$33,944	$34,143
Accrued liabilities	122,748	109,999
Deferred income on shipments to distributors	76,852	70,988
Total current liabilities	233,544	215,130

Pension accrual	948	1,008
Deferred tax liability	26,453	33,188

Stockholders’ equity:

Preferred stock, $.001 par value; authorized 5,000,000 shares; no shares issued or outstanding.	—	—
Common stock, $.001 par value; authorized 450,000,000 shares; issued and outstanding 207,965,312 shares at December 31, 2003; issued 203,744,801 and outstanding 203,432,946 shares at March 31, 2003.	208	203
Additional paid-in capital	546,638	486,315
Retained earnings	773,747	699,366
Less shares of common stock held in treasury at cost; 311,855 shares at March 31, 2003.	—	(6,935)
Net stockholders’ equity	1,320,593	1,178,949

Total liabilities and stockholders’ equity	$1,581,538	$1,428,275

See accompanying notes to condensed consolidated financial statements

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands except per share amounts)

(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2003	2002	2003	2002

Net sales	$177,967	$167,474	$507,736	$491,796
Cost of sales	80,948	74,580	264,002	226,235
Gross profit	97,019	92,894	243,734	265,561

Operating expenses:
Research and development	20,858	22,323	63,288	66,220
Selling, general and administrative	23,056	22,430	67,623	67,498
Special charges	(747)	—	865	50,800
	43,167	44,753	131,776	184,518

Operating income	53,852	48,141	111,958	81,043

Other income (expense):
Interest income	1,185	681	2,869	3,155
Interest expense	(52)	(114)	(168)	(372)
Other, net	(16)	(27)	357	160

Income before income taxes	54,969	48,681	115,016	83,986

Income tax provision	14,126	12,299	24,599	17,349

Income before cumulative effect of change in accounting principle	40,843	36,382	90,417	66,637

Cumulative effect of change in accounting principle net of income tax benefit of $6,645	—	—	—	11,443

Net income	$40,843	$36,382	$90,417	$55,194

Basic net income per share:
Before cumulative effect of change in accounting principle	$0.20	$0.18	$0.44	$0.33
Cumulative effect of change in accounting principle	—	—	—	(0.06)
Net income	$0.20	$0.18	$0.44	$0.27

Diluted net income per share:
Before cumulative effect of change in accounting principle	$0.19	$0.17	$0.43	$0.32
Cumulative effect of change in accounting principle	—	—	—	(0.06)
Net income	$0.19	$0.17	$0.43	$0.26

Dividends declared per common share	$0.030	$0.020	$0.078	$0.020

Weighted average common shares outstanding	207,142	203,109	205,375	202,152

Weighted average common and potential common shares outstanding	215,344	210,929	212,386	210,484

See accompanying notes to condensed consolidated financial statements

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended December 31,
	2003	2002
Cash flows from operating activities:
Net income	$90,417	$55,194
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	250	45
Inventory write-offs	4,394	4,750
Provision for pension accrual	—	34
Loss on sale of fixed assets	23	—
Loss on write-down of fixed assets	—	2,146
Cumulative effect of change in accounting principle	—	11,443
Special charges:
Accelerated depreciation – Fab 1	30,608	—
Fab 1 severance and shutdown charges	598	—
Special charges – operating expenses	645	—
In-process research and development	—	9,300
Fab 3 impairment charge	—	41,500
Depreciation and amortization	82,956	82,895
Deferred income taxes (benefit)	(12,248)	(25,560)
Tax benefit from exercise of stock options	26,049	17,417
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	2,964	(11,553)
Decrease (increase) in inventory	1,302	(9,597)
Increase in deferred income on shipments to distributors	5,864	9,212
Increase in accounts payable and accrued liabilities	12,425	21,820
Change in other assets and liabilities	1,717	(5,547)

Net cash provided by operating activities	247,964	203,499

Cash flows from investing activities:
Purchases of short-term investments	(668,468)	(809,069)
Sales and maturities of short-term investments	438,804	766,224
Investment in other assets	(700)	—
Proceeds from sale of assets	1,150	—
Purchase of Fab 4	—	(184,717)
PowerSmart acquisition, net of cash acquired	—	(50,674)
Capital expenditures	(39,638)	(62,918)

Net cash used in investing activities	(268,852)	(341,154)

Cash flows from financing activities:
Payment of cash dividend	(16,035)	(4,061)
Repurchase of common stock	(2,513)	(7,473)
Proceeds from sale of stock	43,701	23,928

Net cash provided by financing activities	25,153	12,394

Net increase (decrease) in cash and cash equivalents	4,265	(125,261)

Cash and cash equivalents at beginning of period	53,909	173,597

Cash and cash equivalents at end of period	$58,174	$48,336

See accompanying notes to condensed consolidated financial statements

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  In the opinion of management, all adjustments of a normal recurring nature which are necessary for a fair presentation have been included.  Certain information and footnote disclosures normally included in audited consolidated financial statements have been condensed or omitted pursuant to such SEC rules and regulations.  It is suggested that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2003.  The results of operations for the three and nine months ended December 31, 2003 are not necessarily indicative of the results that may be expected for the year ending March 31, 2004 or for any other period.

Certain reclassifications have been made to conform the prior year amounts to the current period presentation.

For the three and nine months ended December 31, 2003, the Company changed its accounting policy relating to amounts billed to customers for shipping and handling costs to be consistent with EITF 00-10, Accounting for Shipping and Handling Fees and Costs.  As a result, the Company has reclassified amounts billed to customers for shipping and handling costs from a reduction of cost of sales to revenue.  The amount of the reclassification was immaterial and had no impact on gross margin.  Prior year amounts have not been reclassified, as these amounts were immaterial.

(2)           Closure of Chandler, Arizona Wafer Fabrication Facility and Special Charges

On April 7, 2003, the Company announced its intention to close its Chandler, Arizona (Fab 1) wafer fabrication facility and integrate certain Fab 1 personnel and processes into its Tempe, Arizona (Fab 2) wafer fabrication facility.  The Company completed this integration process during the three-month period ended June 30, 2003.  The closure of Fab 1 and the integration of certain Fab 1 personnel into Fab 2 operations resulted in a reduction in force of 207 employees who were either directly involved in the Company’s manufacturing operations or provided support functions to Fab 1.  The detail of the charges incurred related to the closure of Fab 1 that were included in cost of sales for the three-month period ended June 30, 2003 is as follows (amounts in thousands):

Accelerated depreciation for Fab 1	$30,608
Fab 1 related charges including severance, material and other costs	1,147
Total charges in cost of sales	$31,755

For the quarter ended June 30, 2003, operating expenses included $1,612,000 of special charges recorded principally for contract cancellation, severance and other costs related to the closure of Fab 1 and other actions.  The Company incurred $865,000 of such expenditures during the nine-month period ended December 31, 2003.  The Company reversed $747,000 of the special charges recorded in the quarter ended June 30, 2003 in the quarter ended December 31, 2003 as a result of a favorable outcome in the settlement of a contract cancellation.

The facility where Fab 1 is located is an integral part of the Company’s overall campus in Chandler, Arizona.  Within this same facility resides the Company’s wafer probe, mask making and other manufacturing related activities.  The accelerated depreciation that was taken only related to assets used in the wafer fabrication operations at the facility.  The Company has no specific plans for utilizing the space formerly housing the wafer fabrication operations, and intends to leave it in an idle status.  The property, plant and equipment that was subject to the accelerated depreciation is reflected in the gross and accumulated depreciation carrying values in the property, plant and equipment section of the Company’s balance sheet and related footnote disclosures.

(3)           Change in Accounting Principle

On March 18, 2003, the Company announced that it would change its revenue recognition policy relating to regional Asian distributors from Point of Purchase (POP), or when the Company ships product to these distributors, to Point of Sale (POS), or when those distributors sell the Company’s products to their customers.  Effective with the date of the change in accounting principle, the Company changed its operating procedures with the regional Asian distributors to allow for broad-based rights of return and price protection.  These changes resulted in product return rights and protection from pricing changes that were not offered to the regional Asian distributors prior to the change.  Effective with the date of the change, the regional Asian distributors were advised that they would be given price protection on their on-hand inventory balances if future pricing reductions were made and they were advised they would also be granted the right to return product.  The change in accounting principle was preferable because: (i) it better reflects the substance of end customer demand for the Company’s products, and better focuses the Company on, and allows investors to better understand, end user demand trends for its products; (ii) it provides uniformity in the revenue recognition policy of the Company; and (iii) this accounting method is consistent with many other companies in the semiconductor industry and provides greater comparability in the presentation of financial results among the Company and its peers.  To implement the change in revenue recognition, the Company recorded a cumulative effect of change in accounting principle charge of $11.4 million (net of income taxes of $6.6 million) as of April 1, 2002.  The amounts for the three and nine-month periods ended December 31, 2002 have been restated to reflect this change in accounting principle.  This change decreased income before cumulative effect of change in accounting principle for the three and nine-month periods ended December 31, 2002, by $655,000 ($0.00 per share) and $2,389,000 ($0.01 per share), respectively.

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

The following table represents the effect on net income and earnings per share (shown in thousands except for per share amounts) if the Company had applied the fair value based method and recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee and director compensation:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2003	2002	2003	2002

Net income, as reported	$40,843	$36,382	$90,417	$55,194
Deduct: Total stock-based employee compensation expense determined under fair value methods for all awards, net of related tax effects	9,051	9,147	24,768	27,232
Pro forma net income	$31,792	$27,235	$65,649	$27,962
Net income per share:
Basic as reported	$0.20	$0.18	$0.44	$0.27
Basic, pro forma	$0.15	$0.13	$0.32	$0.14
Diluted, as reported	$0.19	$0.17	$0.43	$0.26
Diluted, pro forma	$0.15	$0.13	$0.31	$0.13
Weighted average shares used in computation:
Basic	207,142	203,109	205,375	202,152
Diluted	215,344	210,929	212,386	210,484

The effects of applying SFAS No.123 for providing pro forma disclosures may not be representative of the effects on reported net income for future periods until all options outstanding are included in the pro forma disclosures.  For purposes of pro forma disclosures, the estimated fair value of stock-based compensation plans and other options is amortized to expense ratably from the grant date through the final vest date of the option.

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

	December 31, 2003	March 31, 2003

State student loan bonds	$220,350	$109,400
Corporate preferred stock	99,925	30,375
Bank certificates of deposit	40,444	15,500
Corporate bond	10,000	—
Government agency bonds	10,000	—
Taxable municipal bonds	4,000	—
Fixed rate annuity contracts	7,547	7,327

	$392,266	$162,602

During the periods covered by this report, the Company did not have any gross realized gains or losses on sales of available-for-sale securities.

The amortized cost and estimated fair value of the available-for-sale securities at December 31, 2003, by maturity, are shown below (amounts in thousands).  Expected maturities can differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties, and the Company views its available-for-sale securities as available for current operations.  At December 31, 2003, there was no difference in the cost and estimated fair value of the Company’s available-for-sale securities given that the longer-term instruments have interest rate reset features that in most cases adjust to current market rates every 7 to 35 days.

	Cost	Estimated Fair Value
Available-for-sale
Due in one year or less	$—	$—
Due after one year and through five years	10,000	10,000
Due after five years through ten years	—	—
Due after ten years	382,266	382,266

	$392,266	$392,266

(6)           Accounts Receivable

Accounts receivable consists of the following (amounts in thousands):

	December 31, 2003	March 31, 2003

Trade accounts receivable	$95,966	$98,418
Other	90	737
	96,056	99,155
Less allowance for doubtful accounts	3,883	3,768
	$92,173	$95,387

(7)           Inventories

The components of inventories consist of the following (amounts in thousands):

	December 31, 2003	March 31, 2003

Raw materials	$8,240	$9,571
Work in process	65,757	62,683
Finished goods	22,178	30,090
	$96,175	$102,344

Inventory impairment charges establish a new cost basis for inventory and charges are not subsequently reversed to income even if circumstances later suggest that increased carrying amounts are recoverable.

(8)           Property, Plant and Equipment

Property, plant and equipment consists of the following (amounts in thousands):

	December 31, 2003	March 31, 2003

Land	$33,494	$33,488
Building and building improvements	289,756	196,800
Machinery and equipment	836,274	767,322
Projects in process	160,483	297,751
	1,320,007	1,295,361
Less accumulated depreciation and amortization	626,329	527,428
	$693,678	$767,933

Depreciation and amortization expense attributed to property and equipment was $83.0 million in the nine months ended December 31, 2003 and $82.9 million in the nine months ended December 31, 2002.  In addition to depreciation and amortization expense, accelerated depreciation charges of $30.6 million in the period ended December 31, 2003, related to our Fab 1 shutdown, are included in cost of sales.

(9)           Lines of Credit

The Company has an unsecured line of credit with various financial institutions in Asia for up to $15,000,000 (U.S. Dollar equivalent).  These borrowings are predominantly denominated in U.S. Dollars, bearing interest at the Singapore Interbank Offering Rate (SIBOR) of 1.4525% at December 31, 2003 plus 0.5% (average) and expiring on various dates through July 2004.  There were no borrowings against this line of credit as of December 31, 2003, but an allocation of $716,000 of the available line was made, relating to import guarantees associated with the Company’s business in Thailand.  There are no covenants relative to the foreign line of credit.

(10)         Income Taxes

The income tax provision (benefit) that the Company recorded in the nine-month period ended December 31, 2003, and the three and nine-month periods ended December 31, 2002 were impacted by special charges.  The following table displays the impact that the special charges had on the income tax provision (benefit) that the Company recorded in each of these periods (amounts in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2003	2002	2003	2002

Income before income taxes	$54,969	$48,681	$115,016	$83,986
Special charges:
Cost of sales associated with:
Fab 1 closure	—	—	31,755	—
Fab 1 and other charges	(747)	—	865	—
PowerSmart acquisition	—	—	—	9,300
Fab 3 impairment charge	—	—	—	41,500
Total special charges	(747)	—	32,620	50,800
Income before taxes excluding special charges	54,222	48,861	147,636	134,786
Effective tax rate	25.5%	25.2%	25.5%	25.2%
Income tax provision excluding effect of special charges	13,827	12,299	37,647	33,949
Tax (expense) benefit of special charges at 40%	(299)	—	13,048	16,600

Income tax provision	$14,126	$12,299	$24,599	$17,349

The special charges incurred during the three and nine-month periods ended December 31, 2003 were associated with the closure of Fab 1 and other restructuring charges which were incurred in the U.S. and tax effected at the Company’s applicable U.S. federal and state tax rate of 40%.  The special charge incurred during the nine-month period ended December 31, 2002 that was associated with purchased in-process research and development provided the Company with no income tax benefit.  The special charge incurred during the three and nine-month periods ended December 31, 2002 that was associated with the Fab 3 impairment charge was incurred in the U.S. and tax effected at the Company’s applicable U.S. federal and state tax rate of 40%.

(11)         Net Income Per Share

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2003	2002	2003	2002

Net income	$40,843	$36,382	$90,417	$55,194

Weighted average common shares outstanding	207,142	203,109	205,375	202,152

Dilutive effect of stock options	8,202	7,820	7,011	8,332

Weighted average common and potential common shares outstanding	215,344	210,929	212,386	210,484

Basic net income per share	$0.20	$0.18	$0.44	$0.27

Diluted net income per share	$0.19	$0.17	$0.43	$0.26

(12)         Stock Repurchase

On August 7, 2002, the Company’s Board of Directors authorized the Company to repurchase up to 2,500,000 shares of its Common Stock in the open market or in privately negotiated transactions.  During the three months ended December 31, 2003, the Company did not repurchase any of its shares.  The Company has purchased 1,392,200 shares of its common stock for $29,576,077 since the inception of the repurchase program.  All of the purchased shares had been reissued as of December 31, 2003 through stock option exercises and purchases under the Company’s employee stock purchase plan.  The timing and amount of future repurchases will depend upon market conditions and corporate considerations.

(13)         Dividends

On October 28, 2002, the Company announced that its Board of Directors had approved and instituted a quarterly cash dividend on its common stock.  A quarterly cash dividend of $0.03 per share was paid on December 1, 2003 in the amount of $6,223,067.  A quarterly cash dividend of $0.035 per share was declared on January 22, 2004 and will be paid on March 5, 2004 to shareholders of record as of February 12, 2004.  The Company expects the March 2004 payment of its quarterly cash dividend to be approximately $7.3 million.

Item 2.            MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business Conditions

During the last several years our customers have tended to only place orders with us for their very short-term product requirements.  Customers were able to satisfy their product needs in this environment because we maintained very short lead times for many of our products, having the inventory in stock or available in 2 weeks or less.  In the December 2003 quarter lead times for many of our products began to lengthen and the original customer requested dates for product deliveries became more difficult for us to meet.  We also understand from our customers, distributors and other sources that lead times in the semiconductor industry in general are being extended.  As a result of these factors, during the quarter ended December 31, 2003, we experienced certain changes in the ordering patterns of our customers and we ended the quarter with the highest backlog on our books entering a quarter since the December 2000 quarter.  This strong order booking activity has continued into the March 2004 quarter.  Our net sales in a quarter depend on a combination of shipments from backlog and orders received in that quarter for shipment in that quarter, which we refer to as turns orders.  Although entering a quarter with higher backlog allows us to operate our factories more efficiently, turns orders are still a critical element to us in achieving our quarterly revenue targets.

Results of Operations

The following table sets forth certain operational data as a percentage of net sales for the periods indicated:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2003	2002	2003	2002

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	45.5%	44.5%	52.0%	46.0%
Gross profit	54.5%	55.5%	48.0%	54.0%
Research and development	11.7%	13.3%	12.4%	13.5%
Selling, general and administrative	12.9%	13.4%	13.3%	13.7%
Special charges	(0.4)%	—	0.2%	(10.3)%
Operating income	30.3%	28.7%	22.1%	16.5%

Net Sales

We operate in one industry segment and engage primarily in the design, development, manufacture and marketing of semiconductor products.  We sell our products to distributors and original equipment manufacturers, referred to as OEMs, in a broad range of market segments, perform on-going credit evaluations of our customers and generally require no collateral.

Our net sales for the quarter ended December 31, 2003 were $178.0 million, an increase of 5.6% from the previous quarter’s sales of $168.5 million, and an increase of 6.3% from net sales of $167.5 million in the quarter ended December 31, 2002.  Our net sales for the nine months ended December 31, 2003 were $507.7 million, an increase of 3.2% from net sales of $491.8 million for the nine months ended December 31, 2002.  The increases in net sales in these periods resulted primarily from increased demand for our proprietary microcontroller products.  Average selling prices for our products were down approximately 11% and 8% for the three and nine-month periods ended December 31, 2003 over the corresponding periods of the previous fiscal year.  The number of units of our products sold were up approximately 19% and 12% for the three and nine-month periods ended December 31, 2003 over the corresponding periods of the previous fiscal year.  The average selling prices and the unit volumes of our sales are impacted by the mix of our products sold.  Key factors in achieving the amount of net sales during the three and nine-month periods ended December 31, 2003 include:

•      continued market share gains

•      increasing semiconductor content in our customers’ products

•      our new product offerings that have increased our served available market, and

•      increasing demand for our programmable products.

We recognize revenue from product sales upon shipment to OEMs.  Under our shipping terms, legal title passes to the customer upon shipment from Microchip.  We have no post shipment obligations.  Distributors generally have broad rights to return products and price protection rights, so we defer revenue recognition until the distributors sell the product to their customers.  Upon shipment, amounts billed to distributors are included in accounts receivable, inventory is relieved, the sale is deferred and the gross margin is reflected as a current liability until the product is sold by the distributors to their customers.

During the quarter ended December 31, 2003, we changed our accounting policy relating to amounts billed to customers for shipping and handling costs to be consistent with EITF 00-10.  With this change, we have reclassified amounts billed to customers for shipping and handling costs from a reduction of cost of sales to revenue for the first three quarters of fiscal 2004.  This reclassification had no impact on net income.  Prior year amounts have not been reclassified, as these amounts were immaterial.

Sales by product line for the three and nine months ended December 31, 2003 and December 31, 2002 were as follows (dollars in thousands):

	Three Months Ended December 31 (unaudited)				Nine Months Ended December 31 (unaudited)
	2003	%	2002	%	2003	%	2002	%

Microcontrollers	$141,531	79.5%	$133,800	79.9%	$404,571	79.7%	$387,480	78.8%
Memory products	23,737	13.3	20,830	12.4	66,494	13.1	67,325	13.7
Analog and interface products	12,699	7.2	12,844	7.7	36,671	7.2	36,991	7.5
Total sales	$177,967	100.0%	$167,474	100.0%	$507,736	100.0%	$491,796	100.0%

Microcontrollers

Our microcontroller product line represents the largest component of our total net sales.  Microcontrollers and associated application development systems accounted for approximately 79.5% of our total net sales for the three-month period ended December 31, 2003 and approximately 79.7% of our total net sales for the nine-month period ended December 31, 2003 compared to approximately 79.9% of our total net sales for the three-month period ended December 31, 2002, and 78.8% of our total net sales for the nine-month period ended December 31, 2002.

Net sales of our microcontroller products increased approximately 5.8% in the three-month period ended December 31, 2003 and 4.4% in the nine-month period ended December 31, 2003, compared to the three and nine-month periods ended December 31, 2002.  These sales increases were primarily due to increased demand for our microcontroller products in end markets, driven principally by market share gains and those factors described on page 13 above.  The end markets that we serve include the automotive, communications, computing, consumer and industrial control markets.

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

Memory Products

Sales of our memory products accounted for approximately 13.3% of our total net sales for the three-month period ended December 31, 2003 and approximately 13.1% of our total net sales for the nine-month period ended December 31, 2003 compared to approximately 12.4% of our total net sales for the three-month period ended December 31, 2002, and 13.7% of our total net sales in the nine-month period ended December 31, 2002.

Net sales of our memory products increased approximately 14.0% in the three-month period ended December 31, 2003, compared to the three-month period ended December 31, 2002.  Net sales of our memory products decreased approximately 1.2% in the nine-month period ended December 31, 2003, compared to the nine-month period ended December 31, 2002.  These changes in sales were driven primarily by customer demand conditions within the Serial EEPROM market, which products comprise substantially all of our memory product net sales.

Serial EEPROM product pricing has historically been cyclical in nature, with steep price declines followed by periods of relative price stability, driven by changes in industry capacity at different stages of the business cycle.  We experienced modest pricing declines in our Serial EEPROM product lines during fiscal 2003 and in the first three quarters of fiscal 2004.  We have experienced, and expect to continue to experience, varying degrees of competitive pricing pressures in our Serial EEPROM products.  We may be unable to maintain the average selling prices of our Serial EEPROM products as a result of increased pricing pressure in the future, which would adversely affect our operating results.

Analog and Interface Products

Sales of our analog and interface products accounted for approximately 7.2% of our total net sales for the three and nine-month periods ended December 31, 2003, compared to approximately 7.7% of our total net sales for the three-month period ended December 31, 2002, and 7.5% of our total net sales for the nine-month period ended December 31, 2002.

Net sales of our analog and interface products were approximately flat in the three and nine-month periods ended December 31, 2003 compared to the corresponding periods of the previous fiscal year.  Our net sales of analog and interface products within the telecommunications sector, primarily in the cell phone market, were down approximately 33% in the three-month period ended December 31, 2003 and down approximately 41% in the nine-month period ended December 31, 2003, compared to the same periods in the prior years.  In the nine-month period ended December 31, 2003, telecommunications represented approximately 16% of our sales of analog and interface products compared to approximately 29% in the nine-month period ended December 31, 2002.  Our net sales of non-telecommunications analog and interface products were up approximately 29% in the three-month period ended December 31, 2003 and approximately 21% in the nine-month period ended December 31, 2003 compared to the same periods in the prior year primarily due to the sales synergies with our microcontroller products which we refer to as our “attach” strategy and increases in sales to other analog customers.  Our primary focus for our analog and interface products continues to be our “attach” strategy where we sell our microcontollers and analog products to the same customers.

Analog and interface products can be proprietary or non-proprietary in nature.  Currently, we consider approximately 60% of our analog and interface product mix to be proprietary in nature, where prices are relatively stable, similar to the pricing stability experienced in our microcontroller products.  The non-proprietary portion of our analog and interface business will experience price fluctuations, driven primarily by the current supply and demand for those products.  During the first three quarters of fiscal 2004, pricing of our non-proprietary analog and interface products moderately increased compared to prices at the end of fiscal 2003.  During fiscal 2003, pricing of our non-proprietary analog and interface products was approximately flat compared to prices at the end of fiscal 2002.  We may be unable to maintain the average selling prices of our analog and interface products as a result of increased pricing pressure in the future, which would adversely affect our operating results.  We anticipate the proprietary portion of our analog and interface products will increase over time.

Turns Orders

Our net sales in any given quarter depend upon a combination of shipments from backlog and orders received in that quarter for shipment in that quarter, which we refer to as turns orders.  We measure turns orders at the beginning of a quarter based on the orders needed to meet the revenue target that we set entering the quarter.  We have emphasized our ability to respond quickly to customer orders as part of our competitive strategy, resulting in customers placing orders with short delivery schedules.  Shorter lead times generally mean that turns orders as a percentage of our business are relatively high in any particular quarter and reduces our backlog visibility on future product shipments.  Turns orders correlate to product lead times, which have extended during the December 2003 and March 2004 quarters for many of our products, as discussed under Business Conditions above at page 12.  With current lead times extending from their levels of the past several years for many of our products, customers are beginning to place orders with us extending beyond their immediate requirements.

The percentage of turns orders in any given quarter is dependent on overall semiconductor industry conditions and product lead times.  During fiscal 2003 and the first three quarters of fiscal 2004, our turns orders were at the high end of the range that we have experienced over the last several years.

Even with improved visibility, turns orders are difficult to predict, and we may not experience the combination of turns orders and shipments from backlog in a quarter that would be sufficient to achieve anticipated net sales.  If we do not achieve a sufficient level of turns orders in a particular quarter, our net sales and operating results will suffer.

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

Distribution

Distributors accounted for approximately 63% of our net sales in the three-month period ended December 31, 2003 and 56% of our net sales in the three-month period ended December 31, 2002.  Distributors accounted for approximately 63% of our net sales in the nine-month period ended December 31, 2003 and 58% of our net sales in the nine-month period ended December 31, 2002.

Our two largest distributors together accounted for approximately 24% of our net sales in the three and nine-month periods ended December 31, 2003 and approximately 19% of our net sales in the three-month period ended December 31, 2002 and approximately 20% in the nine-month period ended December 31, 2002.

We do not have long-term agreements with our distributors and we, or our distributors, may terminate our relationships with each other with little or no advanced notice.  The loss of, or the disruption in the operations of, one or more of our distributors could reduce our future net sales in a given quarter and could result in an increase in inventory returns.

At December 31, 2003, distributors were maintaining an average of approximately 2.2 months of inventory of our products.  Over the past three fiscal years, the months of inventory maintained by our distributors have fluctuated between approximately 2.0 and 3.3 months.  Thus, inventory levels at our distributors are at the low end of the range we have experienced over the last three years.  Our distributors may change their inventory holding levels based on industry conditions, product lead times and other factors pertinent to their business.  As we recognize revenue based on sell through for all of our distributors, we do not believe that inventory holding patterns at our distributors will materially impact our net sales.  However, as lead times extend, our distributors’ inventory holding patterns could potentially impact their sales of our products.

Distributors generally have broad-based rights to return product to us.  As revenue on distributor shipments is not recognized until the distributors sell our product on to their end customers, distributor returns have no impact on revenue recognition.

We also grant certain credits to our third-party distributors and also offer these distributors price protection.  The credits are granted to the distributors on specifically identified pieces of the distributors’ business to allow them to earn a competitive gross margin on the sale of our products to their end customers.  The credits are on a per unit basis and are not given to the distributor until they provide documentation of the sale to their end customer.  The effect of granting these credits establishes the net selling price from us to our distributors for the products and results in the net revenue recognized by us when the product is sold by the distributors to their end customers.

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

Sales by Geography

Sales by geography for the three and nine-month periods ended December 31, 2003 and 2002 were as follows (dollars in thousands):

	Three Months Ended December 31 (unaudited)				Nine Months Ended December 31 (unaudited)
	2003	%	2002	%	2003	%	2002	%

Americas	$57,051	32.1%	$57,321	34.2%	$161,640	31.8%	$169,038	34.4%

Europe	46,205	26.0%	42,217	25.2%	137,777	27.2%	129,827	26.4%

Asia	74,711	41.9%	67,936	40.6%	208,319	41.0%	192,931	39.2%

Total sales	$177,967	100.0%	$167,474	100.0%	$507,736	100.0%	$491,796	100.0%

Our sales to foreign customers have been predominately in Asia and Europe, which we attribute to the manufacturing strength in those areas for automotive, communications, computing, consumer and industrial control products.  Americas sales include sales to customers in the United States, Canada, Central America and South America.

Sales to foreign customers accounted for approximately 71% of our net sales in three-month periods ended December 31, 2003 and December 31, 2002.  Sales to foreign customers accounted for approximately 71% of our net sales in the nine months ended December 31, 2003 and approximately 70% of our net sales in the nine months ended December 31, 2002.  For the nine-month periods ended December 31, 2003 and December 31, 2002, approximately 99% of our net sales were U.S. dollar denominated.

Gross Profit

Our gross profit was $97.0 million in the three months ended December 31, 2003, and $92.9 million in the three months ended December 31, 2002.  Our gross profit was $243.7 million in the nine months ended December 31, 2003, and $265.6 million in the nine months ended December 31, 2002.

Gross profit as a percent of sales was 54.5% in the three months ended December 31, 2003, and 55.5% in the three months ended December 31, 2002.  Gross profit as a percent of sales was 48.0% in the nine months ended December 31, 2003, and 54.0% in the nine months ended December 31, 2002.

The most significant factors affecting gross profit percentage in the periods covered by this report were:

•      $31.8 million in accelerated depreciation and other costs associated with the closure of Fab 1 in the nine-month period ended December 31, 2003

•      Improvements in capacity utilization and product absorption which positively affected gross margin by $1.5 million and $13.1 million in the three and nine-month periods ending December 31, 2003 over the corresponding periods of the previous fiscal year

•      Increases in expenses for Fab 3 and Fab 4, our non-operational facilities during the periods covered by this report, negatively affecting gross profit by $3.2 million and $10.2 million in the three and nine-month periods ending December 31, 2003 over the corresponding periods of the previous fiscal year

•      A one-week unpaid shutdown in the nine-month period ending December 31, 2003 negatively affecting gross profit by $1.7 million.  The shutdown occurred in the three-month period ending September 30, 2003 and had a negative impact on gross profit due to the fact that certain fixed costs including depreciation, utilities, property taxes and other ongoing costs continue when the factory is shut down.  There was not a similar shutdown in the corresponding period of the previous fiscal year.

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

Capacity utilization in the third quarter of fiscal 2004 was approximately 92% at Fab 2.  Capacity utilization in the third quarter of fiscal 2003 was approximately 86%.  We expect capacity utilization in the fourth quarter of fiscal 2004 to be approximately 92% at Fab 2.  We began production at Fab 4 on October 31, 2003 and our utilization of its capacity will be at low levels for the next several quarters but will grow as our production activity increases at that location.

The process technologies utilized and the size of the wafers on which our products are produced impact our gross margins.  During the third quarter of fiscal 2004, Fab 2 predominantly utilized our 0.5 to 1.0-micron manufacturing process technologies.  We expect Fab 2 to continue to predominantly utilize our 0.5 to 1.0-micron processes during the fourth quarter of fiscal 2004.  During the third quarter of fiscal 2004, Fab 4 predominantly utilized our 0.5 micron process technology.  We expect Fab 4 to predominantly utilize our 0.5 micron process during the fourth quarter of fiscal 2004.  We continue to transition products to more advanced process technologies to reduce manufacturing costs.  In fiscal 2003 and the first quarter of fiscal 2004, approximately 80% of our production was on 8-inch wafers.  With the closure of Fab 1 in the first quarter of fiscal 2004, all of our future production in fiscal 2004 will be on 8-inch wafers.

Our overall inventory levels were $96.2 million at December 31, 2003, compared to $102.3 million at March 31, 2003.  We had 108 days of inventory on our balance sheet at December 31, 2003, compared to 128 days at March 31, 2003 and 111 days at December 31, 2002.  We expect inventory levels to fall for the remainder of fiscal 2004.

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

The foregoing statements relating to our capacity utilization in the fourth quarter, our capacity growth at Fab 4, our transition to advanced process technologies to reduce future manufacturing costs, our future production of 8-inch wafers, our belief that inventory levels will decline for the remainder of fiscal 2004 and the fluctuation of gross margins over time are forward-looking statements.  Actual results could differ materially because of the following factors, among others: changes in demand for our products and the products of our customers; fluctuations in production yields, production efficiencies and overall capacity utilization; absorption of fixed costs, labor and other direct manufacturing costs; competition and competitive pressure on pricing; disruptions in commercial activities, or international transport or delivery occasioned by terrorist activity, armed conflict, war or an unexpected increase in the price of, or decrease in the supply of, oil; impact of events outside the United States, such as the business impact of fluctuating currency rates or unrest or political instability; our ability to increase manufacturing capacity as needed; cost and availability of raw materials; changes in product mix; and other general industry, economic and political conditions.

At December 31, 2003 and at December 31, 2002, approximately 80% of our assembly requirements were being performed in our Thailand facility.  Third-party contractors located throughout Asia perform the balance of our assembly operations.  Substantially all of our test requirements were being performed in our Thailand facility as of December 31, 2003 and December 31, 2002.  We believe that the assembly and test operations performed at our Thailand facility provide us with significant cost savings when compared to third-party contractor assembly and test costs, as well as increased control over these portions of the manufacturing process.

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

Research and Development (R&D)

R&D expenses for the three months ended December 31, 2003 were $20.9 million, or 11.7% of sales, compared to $22.3 million, or 13.3% of sales, for the three months ended December 31, 2002.  R&D expenses for the nine months ended December 31, 2003 were $63.3 million, or 12.4% of sales, compared to $66.2 million, or 13.5% of sales for the nine months ended December 31, 2002.

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

R&D expenses decreased $1.5 million, or 6.6%, for the three months ended December 31, 2003 over the same period last year.  R&D expenses decreased $2.9 million, or 4.4%, for the nine months ended December 31, 2003 over the same period last year.  The primary reasons for the decreases in R&D costs in these periods were lower labor costs, lower costs associated with product prototyping and minor reductions in several other expense areas.

Selling, General and Administrative

Selling, general and administrative expenses for the three months ended December 31, 2003 were $23.1 million, or 12.9% of sales, compared to $22.4 million, or 13.4% of sales, for the three months ended December 31, 2002.  Selling, general and administrative expenses for the nine months ended December 31, 2003 were $67.6 million, or 13.3% of sales, compared to $67.5 million, or 13.7% of sales, for the nine months ended December 31, 2002.

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

Selling, general and administrative expenses increased $0.6 million, or 2.8%, for the three months ended December 31, 2003 over the same period last year.  The primary reasons for the increase in selling, general and administrative expenses in this period were increases in labor and travel expenses.  Selling, general and administrative expenses for the nine months ended December 31, 2003 were at approximately the same levels as the same period last year.

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

After the acquisition of Fab 4 was completed, we undertook an analysis of the potential production capacity at Fab 4.  The results of the production capacity analysis led us to determine that Fab 3’s capacity would not be needed in the foreseeable future and during the September 2002 quarter we committed to a plan to sell Fab 3.  We have retained a third-party broker to market Fab 3 on our behalf.  Accordingly, Fab 3 was classified as an asset held-for-sale as of September 30, 2002 and maintained that classification at December 31, 2003.

We retained an independent third-party firm, other than our independent auditors, to complete a fair value appraisal of Fab 3.  The independent third party used the market approach and considered sales of comparable properties in determining the fair value of Fab 3.  The comparable sales included eight properties, including our purchases of Fab 3 in July 2000 and Fab 4 in August 2002.  We considered the results of this appraisal, in determining the asset impairment charge on Fab 3 of $36.9 million, including estimated costs to sell.  The remaining value of $60.2 million is classified as an asset held-for-sale and is included as a component of other current assets at December 31, 2003.

If actual market conditions are less favorable than those estimated in the appraisal, or if future market conditions deteriorate, the net proceeds from the assets held-for-sale could be less than the amount estimated in the financial statements and additional charges could result prior to or at the time of the sale of the facility.

During the quarter ended December 31, 2002, we also recorded an asset impairment charge of $4.6 million to write-down certain manufacturing equipment that was excess to our projected requirements located at Fab 3 to its net realizable value of $212,000.  This manufacturing equipment became excess as a result of duplicate equipment acquired in the purchase of Fab 4.  The net realizable value for the excess manufacturing equipment was determined based on management estimates.  Substantially all of the other manufacturing equipment located at Fab 3 has been transferred to and will be used in our other wafer fabrication facilities located in Tempe, Arizona (Fab 2) and Gresham, Oregon (Fab 4).

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

The assets acquired included in-process research and development for which there is no alternative future uses.  Management determined the value assigned to this asset through various methods including assistance from third party appraisal firms in valuing the PowerSmart business.  As of the valuation date, there were 15 projects that were considered to be in process.  The values of the projects were determined based on analyses of estimated cash flows to be generated by the products that are expected to result from the in-process projects.  These cash flows were estimated by forecasting total revenues expected from these products then deducting appropriate operating expenses, cash flow adjustments and contributory asset returns to establish a forecast of the net return on the in-process technology.  These net returns were substantially reduced to take into account the time value of money and the risks associated with the inherent difficulties and uncertainties in achieving commercial readiness.  The above analysis resulted in $9.3 million of value assigned to acquired in-process research and development, which was expensed on the acquisition date in accordance with FASB Interpretation No. 4, “Applicability of FASB Statement No. 2 Business Combinations Accounted for by the Purchase Method.”  We believe the assumptions used in valuing in-process research and development are reasonable, but are inherently uncertain.  Since the date of the purchase, we incurred development costs of approximately $3.5 million related to the acquired in-process research and development, and should the projects continue to move toward commercialization, we estimate that future expenditures could approximate $1.1 million over the next two fiscal years.  As of December 31, 2003, three of the in-process research and development projects had been completed, four had been postponed and eight projects continue to be in-process.  We expect the eight in-process projects to be completed in fiscal 2005 or before.

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

Other Income (Expense)

Interest income increased in the three-month period ended December 31, 2003 from the corresponding period of the previous fiscal year due to significantly higher invested cash balances, although lower interest rates were earned on these balances.  Interest income decreased in the nine-month period ended December 31, 2003 from the corresponding period of the previous fiscal year due to significantly lower interest rates earned on our higher invested cash balances during the nine months ended December 31, 2003, compared to the rates applying to these balances during the corresponding period of the previous fiscal year.

Provision for Income Taxes

Provisions for income taxes reflect tax on foreign earnings and federal and state tax on U.S. earnings.  We had an effective tax rate of 21.4% for the nine months ended December 31, 2003, impacted by $32.6 million of special charges related to the closure of Fab 1 and other restructuring charges which were tax effected at our applicable U.S. federal and state tax rate of 40%.  We had an effective tax rate of 20.7% for the nine months ended December 31, 2002, impacted by a $9.3 million in-process research and development charge associated with our acquisition of PowerSmart that provided us with no income tax benefit and a $41.5 million impairment charge on Fab 3 which was tax effected at our applicable U.S. federal and state tax rate of 40%.  See Note 10 to our Condensed Consolidated Financial Statements for additional information on our effective tax rates.

As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate.  This process involves estimating our actual current tax exposure, together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes.  These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet.  We must then assess the likelihood that our deferred tax asset will be recovered from future taxable income within the relevant jurisdiction and, to the extent we believe that recovery is not likely, we must establish a valuation allowance.  We have not provided for a valuation allowance because we believe that our deferred tax asset will be recovered from future taxable income.  Should we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.  At December 31, 2003, our gross deferred tax asset was $122.0 million.  Various taxing authorities in the United States and other countries in which we do business are increasing their scrutiny of various tax structures employed by businesses.  We believe that we maintain adequate tax reserves to offset any potential tax liabilities that may arise upon audit in the United States and other countries in which we do business.  If such amounts ultimately prove to be unnecessary, the resulting reversal of such reserves would result in tax benefits being recorded in the period the reserves are no longer deemed necessary.  If such amounts ultimately prove to be less than an ultimate assessment, a future charge to expense would be recorded in the period in which the assessment is determined.

Our Thailand manufacturing operations currently benefit from numerous tax holidays that have been granted to us by the Thailand government based on our investments in property, plant and equipment in Thailand.  Although our tax holidays in Thailand partially expired in October 2003, our manufacturing operations in Thailand will be conducted using equipment that was invested pursuant to tax holidays that do not begin to expire until September 2006.  The expiration of a portion of our tax holiday in Thailand in October 2003 did not have a material impact on our effective tax rate.

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

Liquidity and Capital Resources

We had $450.4 million in cash, cash equivalents and short-term investments at December 31, 2003, an increase of $233.9 million from the March 31, 2003 balance. The increase in cash, cash equivalents and short-term investments over this time period is primarily attributable to cash generated from operating activities.

We maintain an unsecured short-term line of credit with various financial institutions in Asia totaling $15.0 million (U.S. Dollar equivalent).  There were no borrowings under the foreign line of credit as of December 31, 2003, but an allocation of approximately $0.7 million of the available line was made, relating to import guarantees associated with our business in Thailand.  There are no covenants related to the foreign line of credit.

During the nine months ended December 31, 2003, we generated $248.0 million of cash from operating activities, compared to $203.5 million generated in the nine months ended December 31, 2002.  The increase in cash flow from operations was primarily due to changes in profitability, deferred income taxes, accounts receivable and inventory balances.

During the nine months ended December 31, 2003, net cash used in investing activities decreased $72.3 million, to $268.9 million, from $341.2 million for the nine months ended December 31, 2002.  The decrease was due to changes in our net purchases, sales and maturities of short-term investments, $184.5 million for the acquisition of Fab 4 in August 2002, $50.7 million for the acquisition of PowerSmart in June 2002 and lower capital expenditures in the nine months ended December 31, 2003.

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

Our level of capital expenditures varies from time to time as a result of actual and anticipated business conditions.  Capital expenditures in the nine months ended December 31, 2003 were $39.6 million, compared to $247.6 million for the nine months ended December 31, 2002.  The primary reasons for the dollar decrease in capital expenditures in the nine months ended December 31, 2003 were reductions in our needs for additional manufacturing capacity due to our purchase of Fab 4 in fiscal 2003.  Capital expenditures are primarily for the expansion of production capacity and the addition of research and development equipment.  We currently intend to spend approximately $60 million during the next 12 months to invest in equipment and facilities to maintain, and selectively increase, capacity to meet our currently anticipated needs.

We expect to finance capital expenditures through our existing cash balances and cash flows from operations.  We believe that the capital expenditures anticipated to be incurred over the next 12 months will provide sufficient manufacturing capacity to meet our currently anticipated needs.

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

Net cash provided by financing activities was $25.1 million for the nine months ended December 31, 2003.  Net cash provided by financing activities was $12.4 million for the nine months ended December 31, 2002.  Proceeds from the exercise of stock options and employee purchases under our employee stock purchase plan were $43.7 million for the nine months ended December 31, 2003 and $23.9 million for the nine months ended December 31, 2002.  Cash expended for the repurchase of our common stock was $2.5 million in the nine months ended December 31, 2003 and $7.5 million in the nine months ended December 31, 2002.  We paid cash dividends to our shareholders in the nine months ended December 31, 2003 of $16.0 million and $4.1 million in the nine months ended December 31, 2002.

On August 7, 2002, our Board of Directors authorized the repurchase of up to 2,500,000 shares of our common stock in the open market or in privately negotiated transactions.  As of December 31, 2003, we had repurchased 1,392,200 shares of common stock for $29,576,077.  We repurchased 127,500 shares of common stock for $2,513,295 during the nine months ended December 31, 2003.  As of December 31, 2003, all of the purchased shares had been reissued through stock option exercises and purchases under our employee stock purchase plan.  The timing and amount of any future repurchases will depend upon market conditions and corporate considerations.

On October 28, 2002, we announced that our Board of Directors had approved and instituted a quarterly cash dividend on our common stock.  A quarterly dividend of $0.03 per share was paid on December 1, 2003 in the amount of $6,223,067.  A quarterly dividend payment of $0.035 per share was declared on January 22, 2004 and will be paid on March 5, 2004  to shareholders of record as of February 12, 2004.  We expect the March 2004 payment of our quarterly cash dividend to be approximately $7.3 million.

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

Recently Issued Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,” which addresses consolidation of variable interest entities.  FIN 46 expanded the criteria for consideration in determining whether a variable interest entity should be consolidated by a business entity, and requires existing unconsolidated variable interest entities (which include, but are not limited to, Special Purpose Entities, or SPEs) to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved.  This interpretation applied immediately to variable interest entities created after January 31, 2003.  The adoption of this portion of FIN 46 has not had any effect on the Company’s financial position or results of operations.  This interpretation applies in the first fiscal year or interim period beginning after December 15, 2003, to variable interest entities in which an enterprise holds a variable interest that is acquired before February 1, 2003.  We do not have any investments or arrangements which would be considered variable interest, and believe that the adoption of FIN 46 will not have a material impact on our financial position or results of operations.

In April 2003, the FASB issued SFAS 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.”  This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133.  SFAS 149 is effective for contracts entered into or modified after June 30, 2003.  The adoption of SFAS 149 did not have a material effect on our financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.”  This Statement requires that certain instruments that were previously classified as equity on a company’s statement of financial position now be classified as liabilities. The Statement is effective for financial instruments entered into or modified after May 31, 2003, and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003.  We currently have no instruments impacted by the adoption of this statement and therefore the adoption did not have an effect on our consolidated financial position, results of operations or cash flows.

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

•      competitive developments including pricing pressures

•      the level of orders that are received and can be shipped in a quarter

•      the level of sell-through of our products through distribution

•      changes or fluctuations in customer order patterns and seasonality

•      constrained availability from other electronic suppliers impacting our customers’ ability to ship their products, which in turn may adversely impact our sales to those customers

•      costs and outcomes of any tax audits or any litigation involving intellectual property, customers or other issues

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

If we do not ramp our production activities at our Fab 4 (Gresham, Oregon) wafer fabrication facility in a timely manner, our anticipated revenues and gross margins may be adversely impacted.

We acquired Fab 4, located in Gresham, Oregon, in August 2002.  Fab 4 commenced production on October 31, 2003.  Bringing Fab 4 to higher levels of production involves significant risks, including:

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

We are dependent on orders that are received and shipped in the same quarter and therefore limited in our visibility of future product shipments.

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

During fiscal 2003 and the first three quarters of fiscal 2004, our turns orders were at the high end of the range that we have experienced over the last several years.  Because turns orders are difficult to predict, high levels of turns orders make our net sales more difficult to forecast.  If we do not achieve a sufficient level of turns orders in a particular quarter relative to our revenue targets, our revenue and operating results will suffer.

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

Our success depends upon the efforts and abilities of our senior management, engineering and other personnel.  The competition for qualified engineering and management personnel is intense.  We may be unsuccessful in retaining our existing key personnel or in attracting and retaining additional key personnel that we require.  The loss of the services of one or more of our key personnel or the inability to add key personnel could harm our business.  We have no employment agreements with any member of our senior management team.

Our success depends on our ability to introduce new products on a timely basis.

Our future operating results will depend on our ability to develop and introduce new products on a timely basis that can compete effectively on the basis of price and performance and which address customer requirements.  The success of our new product introductions depends on various factors, including:

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

Sales through distributors accounted for 60% of our net sales for the fiscal year ended March 31, 2003 and 63% of our net sales for the nine months ended December 31, 2003.  Our largest two distributors together accounted for approximately 21% of our net sales for the fiscal year ended March 31, 2003, and approximately 24% for the nine months ended December 31, 2003.  We do not have long-term agreements with our distributors and our distributors may terminate their relationship with us with little or no advanced notice.

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

Sales to foreign customers account for a substantial portion of our net sales.  During the fiscal year ended March 31, 2003, approximately 71% of our net sales were made to foreign customers.  During the nine months ended December 31, 2003, approximately 71% of our net sales were made to foreign customers.  We purchase a substantial portion of our raw materials and equipment from foreign suppliers.  In addition, we own product assembly and testing facilities located near Bangkok, Thailand.  We also use various foreign third-party contractors for a portion of our assembly and testing and for a portion of our wafer fabrication requirements for our analog and smart battery management products.  Substantially all of our finished goods inventory is maintained in Thailand.

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

Item 3.            QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our investment portfolio, consisting of fixed income securities, was valued at $442.5 million as of December 31, 2003, and $208.7 million as of March 31, 2003.  These securities, like all fixed income instruments, are subject to interest rate risk and will decline in value if market interest rates increase.  If market rates were to increase immediately and uniformly by 10% from the levels of December 31, 2003 and March 31, 2003, the decline in the fair value of our investment portfolio would not be material given that the our investments typically have interest rate reset features that regularly adjust to current market rates.  Additionally, we have the ability to hold our fixed income investments until maturity and, therefore, we would not expect to recognize any material adverse impact in income or cash flows.

We have international operations and are thus subject to foreign currency rate fluctuations.  To date, our exposure related to exchange rate volatility has not been significant.  Substantially all of our sales are denominated in U.S. dollars.  At times we maintain hedges of foreign currency exposure of a net investment in a foreign operation.  The amounts of these hedges were immaterial as of March 31, 2003 and there were no hedges outstanding as of December 31, 2003.  If foreign currency rates fluctuate by 15% from the rates at December 31, 2003 and March 31, 2003, the effect on our financial position and results of operation would not be material given that we enter into foreign-currency forward contracts to hedge our exposure to foreign currency rate fluctuations.

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

Item 4.            CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer, based on the evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, have concluded that, as of December 31, 2003, our disclosure controls and procedures were effective to ensure that the information we are required to disclose in reports that we file or submit under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.  During the three months ended December 31, 2003, there was no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The Company filed a Current Report on Form 8-K on October 16, 2003 to furnish its earnings release for the quarter ended September 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MICROCHIP TECHNOLOGY INCORPORATED

Date:	February 9, 2004	By:	/s/ Gordon W. Parnell
Gordon W. Parnell
Vice President and Chief Financial Officer
(Duly Authorized Officer, and Principal Financial and Accounting Officer)