Form 10-K
period 2004-03-31
MICROCHIP TECHNOLOGY INC
filed 2004-06-03
CIK 827054

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended March 31, 2004 or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to

Commission File Number: 0-21184

MICROCHIP TECHNOLOGY INCORPORATED
(Exact Name of Registrant as Specified in Its Charter)

Delaware	86-0629024
(State of Incorporation)	(IRS Employer Identification No.)

2355 W. Chandler Blvd., Chandler, AZ  85224

(Address of Principal Executive Offices, Including Zip Code)

(480) 792-7200

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.001 Par Value Per Share
Preferred Share Purchase Rights

The Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days:  Yes  ☒   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of Form 10-K or any amendment to this Form 10-K.

The Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2): Yes  ☒   No  ☐

The approximate aggregate market value of the voting stock of the Registrant beneficially owned by stockholders, other than directors, officers and affiliates of the Registrant, at September 30, 2003 was $4,855,298,486.

Number of shares of Common Stock, $.001 par value, outstanding as of May 27, 2004:  206,798,025.

Documents Incorporated by Reference

Document	Part of Form 10-K
Proxy Statement for the 2004 Annual Meeting of Stockholders	III

PART I

This Form 10-K contains certain forward-looking statements that involve risks and uncertainties, including statements regarding our strategy and future financial performance.  We use words such as “anticipate,” “believe,” “plan,” “expect,” “future,” “intend” and similar expressions to identify forward-looking statements.  Our actual results could differ materially from the results anticipated in these forward-looking statements as a result of certain factors including those set forth under “Item 1 – Business – Additional Factors That May Affect Results of Operations,” beginning below at page 11, “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations,” beginning below at page 22, and elsewhere in this Form 10-K.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  You should not place undue reliance on these forward-looking statements.  We disclaim any obligation to update information contained in any forward-looking statement.

Item 1.                                   BUSINESS

We develop and manufacture specialized semiconductor products used by our customers for a wide variety of embedded control applications.  Our product portfolio comprises the PICmicro® field–reprogrammable (Flash) RISC microcontrollers which serve 8 and 16-bit embedded control applications, and a broad spectrum of high-performance linear and mixed-signal, power management and thermal management devices.  We also offer complementary microperipheral products including interface devices, Serial EEPROMS, and our application-specific standard products (ASSPs).  This synergistic product portfolio targets thousands of applications and a growing demand for high-performance designs in the automotive, communications, computing, consumer and industrial control markets.  Our quality systems are ISO/TS16949 (2002 version) certified.

Microchip Technology Incorporated was incorporated in Delaware in 1989.  In this Form 10-K, “we,” “us,” and “our” each refers to Microchip Technology Incorporated and its subsidiaries.  Our executive offices are located at 2355 West Chandler Boulevard, Chandler, Arizona 85224-6199 and our telephone number is (480) 792-7200.

Our Internet address is www.microchip.com.  We post the following filings on our Web site as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission:

•                  Our annual report on Form 10-K

•                  Our quarterly reports on Form 10-Q

•                  Our current reports on Form 8-K, and

•                  Any amendments to the above-listed reports filed or furnished pursuant to Sections 13(a) or 15(d) of the Securities Exchange Act of 1934.

All SEC filings on our Web site are available free of charge.  The information on our Web site is not incorporated into this Form 10-K.

Industry Background

Competitive pressures require manufacturers of a wide variety of products to expand product functionality and provide differentiation while maintaining or reducing cost.  To address these requirements, manufacturers often use integrated circuit-based embedded control systems that enable them to:

•                  differentiate their products

•                  replace less efficient electromechanical control devices

•                  reduce the number of components in their system

•                  add product functionality

•                  decrease time to market for their products, and

•                  significantly reduce product cost.

Embedded control systems also facilitate the emergence of complete new classes of products.  Embedded control systems have been incorporated into thousands of products and subassemblies in a wide variety of markets worldwide, including:

• automotive comfort, safety and entertainment applications
• remote control devices
• handheld tools
• home appliances
• portable computers
• robotic applications
• cordless and cellular telephone accessories
• motor controls
• security systems
• educational and entertainment devices, and
• consumer electronics.

Embedded control systems typically incorporate a microcontroller as the principal active, and sometimes sole, component.  A microcontroller is a self-contained computer-on-a-chip consisting of a central processing unit, non-volatile program memory, random access memory for data storage and various input/output peripheral capabilities.  In addition to the microcontroller, a complete embedded control system incorporates application-specific software and may include specialized peripheral device controllers and internal or external non-volatile memory components, such as EEPROMs, to store additional program software, and various analog and interface products.

The increasing demand for embedded control has made the market for microcontrollers one of the largest segments of the semiconductor market.  Microcontrollers are currently available in 4-bit through 32-bit architectures.  Although 4-bit microcontrollers are relatively inexpensive, they generally lack the minimum performance and features required for product differentiation and are typically used only to produce basic functionality in products.  While traditional 16 and 32-bit architectures provide very high performance, they are generally more expensive for most high-volume embedded control applications, typically costing significantly more than the cost of an 8-bit microcontroller.  As a result, manufacturers of competitive, high-volume products have found 8-bit microcontrollers to be the most cost-effective embedded control solution.

Most microcontrollers shipped today are ROM-based and must be programmed by the semiconductor supplier during manufacturing, resulting in 10 to 12-week lead times, based on current market conditions, for delivery of such microcontrollers.  In addition to delayed product introduction, these long lead times can result in potential inventory obsolescence and temporary factory shutdowns when changes in the firmware are required. To address these issues, some suppliers offer programmable microcontrollers that can be configured by the customer in the customer’s manufacturing line, thus minimizing lead-time and inventory risks when the inevitable firmware changes occur.  While these microcontrollers were initially expensive relative to ROM-based microcontrollers, manufacturing technology has evolved over the last several years to the point where reprogrammable microcontrollers are now available for little to no premium over ROM-based microcontrollers, thus providing significant value to microcontroller customers.  As a result, reprogrammable microcontrollers are the fastest growing segment of the 8-bit microcontroller market.

Our Products

Our strategic focus is on embedded control products, including:

•                  microcontrollers

•                  high-performance linear and mixed-signal devices

•                  power management and thermal management devices

•                  smart battery management devices, and

•                  complementary microperipheral products including interface devices, Serial EEPROMs, and our patented KEELOQ® security devices.

We provide highly cost-effective embedded control products that also offer the advantages of small size, high performance, low voltage/power operation and ease of development, enabling timely and cost-effective embedded control product integration by our customers.

Microcontrollers

We offer a broad family of microcontroller products featuring a unique, proprietary architecture marketed under the PIC® brand name.  We believe that our PIC® product family is a price/performance leader in the worldwide microcontroller market.  We have shipped over 3 billion PIC® microcontrollers to customers worldwide since their introduction in 1990.  Our PIC® products are designed for applications requiring field-programmability, high performance, low power and cost effectiveness.  They feature a variety of memory technology configurations, low voltage and power, small footprint and ease of use.  Over the last three years, all of our new microcontroller product development has been focused on reprogrammable (Flash) based PIC microcontrollers.  Our performance results from an exclusive product architecture which features dual data and instruction pathways, referred to as a Harvard dual-bus architecture; a reduced instruction set, referred to as RISC; and variable length instructions; all of which provide significant speed advantages over alternative single-bus, CISC architectures.  With over 210 microcontrollers in our product portfolio, we target the entire performance range of 8-bit microcontrollers.  Additionally, our scalable product architecture allows us to successfully target both the entry-level of the 16-bit microcontroller market, as well as the higher end of the 4-bit microcontroller marketplace, significantly enlarging our addressable market.

We have used our manufacturing experience and design and process technology to bring additional enhancements and manufacturing efficiencies to the development and production of our PIC® family of microcontroller products.  Our extensive experience base has enabled us to develop our advanced, low cost user programmability feature by incorporating non-volatile memory, such as Flash, EEPROM and EPROM Memory, into the microcontroller, and to be a leader in reprogrammable (Flash) microcontroller product offerings.

Digital Signal Controllers

We recently began production shipments of our Digital Signal Controller product line.  Our family of dsPIC™ microcontrollers is a series of high-performance 16-bit microcontrollers, combining the many features and capabilities of our PIC® family of 8-bit microcontrollers with the high-performance capabilities of a digital signal processor (DSP).  During the last three fiscal years, all of our Digital Signal Controller product development has been focused on reprogrammable (Flash) products.

Our dsPIC™ product family will offer a broad development tool suite of hardware and software to ease the effort of the designer, high-performance Harvard dual-bus architecture and a proliferation of integrated peripherals to monitor and control many aspects of the embedded control product.  With its field-re-programmability, program memory, low power, small footprint and ease of use, we believe that our dsPIC™ microcontrollers will significantly enlarge our addressable market.

Development Systems

We offer a comprehensive set of low cost and easy-to-learn application development tools.  These tools enable system designers to quickly and easily program a PIC® microcontroller for specific applications and are a key factor for obtaining design wins.

Our family of development tools operates in the standard Windows® environment on standard PC hardware.  Entry-level systems, which include an assembler and programmer or in-circuit debugging hardware are priced at less than $200.  Fully configured systems that provide in-circuit emulation hardware are priced between $2,000 and $3,500.  Customers moving from entry-level designs to those requiring real-time emulation are able to preserve their investment in learning and tools as they migrate to future PIC® devices since all systems share the same integrated development environment.

Many independent companies also develop and market application development tools and systems that support our standard microcontroller product architecture.  Currently, there are more than 150 third-party tool suppliers worldwide whose products support our proprietary microcontroller architecture.

We believe that familiarity with and adoption of our, and third-party, development systems by an increasing number of product designers will be an important factor in the future selection of our embedded control products.  These development tools allow design engineers to develop thousands of application-specific products from our standard microcontrollers.  To date, we have shipped more than 300,000 development systems.

ASSPs

Our application-specific standard products, referred to as ASSPs, are specialized products designed to perform specific end-user applications, compared to our other products that are more general purpose in nature.  Our ASSP device families currently include, among others, the KEELOQ® family of secure data transmission products and smart battery management products.

Analog and Interface Products

Our analog and interface products now consist of several families with over 380 power management, linear, mixed-signal, thermal management and interface products.  At the end of fiscal 2004, our mixed-signal analog and interface products were being shipped to more than 8,900 end customers.

We continue marketing and selling our analog and interface products into our existing microcontroller customer base, which we refer to as our analog “attach” strategy, as well as to new customers.  In addition to our “attach” strategy, we market and sell other products that may not fit our traditional PIC® microcontroller and memory products customer base.  We market these, and all of our products, based on a “functions” approach, targeted to solve different problems in development of our customers’ products.

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

Manufacturing

Our manufacturing operations include wafer fabrication and assembly and test.  The ownership of our manufacturing resources is an important component of our business strategy, enabling us to maintain a high level of manufacturing control resulting in us being one of the lowest cost producers in the embedded control industry.  By owning our wafer fabrication facilities and much of our assembly and test operations, and by employing proprietary statistical process control techniques, we have been able to achieve and maintain high production yields.  Direct control over manufacturing resources allows us to shorten our design and production cycles.  This control also allows us to capture the wafer manufacturing and a portion of the assembly and testing profit margin.

Our manufacturing facilities are located in:

•                  Chandler, Arizona (probe operations)

•                  Tempe, Arizona (Fab 2)

•                  Puyallup, Washington (Fab 3) (non-operational-held for sale)

•                  Gresham, Oregon (Fab 4), and

•                  Bangkok, Thailand (assembly and test).

Wafer Fabrication

On April 7, 2003, we announced our intention to close our Chandler, Arizona (Fab 1) wafer fabrication facility and integrate certain Fab 1 personnel and processes into our Tempe, Arizona (Fab 2) wafer fabrication facility.  We completed this integration process during the three-month period ended June 30, 2003.  The closure of Fab 1 and the integration of certain Fab 1 personnel into our Fab 2 operations resulted in a reduction in force of 207 employees who were either directly involved in our manufacturing operations or provided support functions to Fab 1.

The facility where Fab 1 is located is an integral part of our overall campus in Chandler, Arizona.  Within this same facility resides our wafer probe, mask making and other manufacturing related activities.  We have no specific plans for utilizing the space formerly housing the wafer fabrication operations, and intend to leave it in an idle status.

Fab 2 currently produces 8-inch wafers and supports manufacturing processes between 0.35 and 5.0 microns.  During fiscal 2004, Fab 2 operated at approximately 91% of its capacity compared to approximately 88% during fiscal 2003.  Operating at higher percentages of capacity has a positive impact on operating results due to the relatively high fixed costs inherent in our wafer fabrication manufacturing.

Fab 3 is non-operational and is currently classified as an asset held-for-sale.  See “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations – Special Charges – Fab 3 Impairment Charge,” below at page 33, for a discussion of the status of Fab 3.

Fab 4 was acquired in August 2002 and began production on October 31, 2003.  Fab 4 produces 8-inch wafers using 0.5 micron manufacturing processes and is capable of supporting technologies below 0.18 microns.  We are in the early states of ramping our production activities at Fab 4.  Fab 4 has an installed equipment base that will allow us to produce an additional $600 to $800 million in annual product sales.  We believe the combined capacity of Fab 2 and Fab 4 will provide sufficient capacity to allow us to respond to increases in future demand.

We continue to transition products to more advanced process technologies to reduce future manufacturing costs.  We believe that our successful transition to more advanced process technologies is important for us to remain competitive.  Our future operating results could be adversely affected if any such transition is substantially delayed or inefficiently implemented.

We also contract with third-party wafer foundries to fabricate less than 5% of our total production, primarily in our analog and smart battery management product families.  We have transitioned many of these products to our own wafer fabrication facilities and plan to continue to do so over time.  On a strategic basis, we will continue to use third-party foundries to shorten our product design cycle on certain key technologies and products.

Assembly and Test

We perform product assembly and testing at our facilities located near Bangkok, Thailand.  At March 31, 2004, approximately 71% of our assembly requirements were being performed in our Thailand facility.  As of March 31, 2004, our Thailand facility was testing substantially all of our wafer production.  As of April 30, 2004, we had substantially completed a 67,000 square foot expansion at our Thailand facility that, once placed in service, will increase the facility’s test capacity by approximately 80%.  The expansion area is expected to be placed in service in fiscal 2005.  We also use third-party assembly and test contractors in several Asian countries for the balance of our assembly and test requirements.

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

Due to the high fixed costs inherent in semiconductor manufacturing, consistently high manufacturing yields have significant positive effects on our gross profit and overall operating results.  During fiscal 2004, our focus on manufacturing productivity allowed us to maintain average wafer fab line yields at our facilities in excess of 95%.  Our manufacturing yields are primarily driven by a comprehensive implementation of statistical process control, extensive employee training and selective upgrading of our manufacturing facilities and equipment.  Maintenance of manufacturing productivity and yields are important factors in the achievement of our operating results.  The manufacture and assembly of integrated circuits, particularly non-volatile, erasable CMOS memory and logic devices, such as those that we produce, are complex processes.  These processes are sensitive to a wide variety of factors, including the level of contaminants in the manufacturing environment, impurities in the materials used and the performance of our wafer fabrication personnel and equipment.  As is typical in the semiconductor industry, we have from time to time experienced lower than anticipated manufacturing yields.  Our operating results will suffer if we are unable to maintain yields at approximately the current levels.

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

The foregoing statements related to the equipment base at Fab 4 allowing us to produce an additional $600 to $800 million in annual product sales, the combined capacity of Fab 2 and Fab 4 providing sufficient capacity to allow us to respond to future increases in demand and the transition to more advanced process technologies to reduce future manufacturing costs are forward-looking statements. Actual results could differ materially because of the following factors, among others: changes in utilization of our current manufacturing capacity; unanticipated costs in continuing to ramp production at Fab 4; our ability to increase production at Fab 2; the ability to attract and retain qualified personnel in the Portland, Oregon area; changes in demand for products and the products of our customers; changes in demand for our analog and battery management products; supply disruption; absorption of fixed costs, labor and other direct manufacturing costs; fluctuations in production yields; production efficiencies and overall capacity utilization; changes in product mix; competitive pressures on prices; labor unrest; political instability and expropriation; and other general economic conditions.

Research and Development (R&D)

We are committed to continuing our investment in new and enhanced products, including development systems, and in our design and manufacturing process technologies.  We believe these investments are significant factors in maintaining our competitive position.  Our current R&D activities focus on the design of new 8-bit microcontrollers, 16-bit digital signal controllers, memory and mixed-signal products, ASSPs, new development systems, and software and application-specific software libraries.  We are also developing new design and process technologies to achieve further cost reductions and performance improvements in existing products.

In fiscal 2004, our R&D expenses were $85.4 million, compared to $88.0 million in fiscal 2003 and $81.7 million in fiscal 2002.

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

In fiscal 2004, we derived 64% of our net sales from sales through distributors and 36% of our net sales from direct sales to original equipment manufacturers, referred to as OEM customers.  Distributors accounted for 60% of our net sales in fiscal 2003 and 62% of our net sales in fiscal 2002.  Our two largest distributors combined accounted for approximately 25% of our net sales for fiscal 2004 and 21% of our net sales in fiscal 2003.  In fiscal 2004, our two largest distributors accounted for 13% and 12%, respectively, of our net sales.  In fiscal 2003 and 2002, one distributor accounted for 12% and 13%, respectively, of our net sales.  No other distributor or end customer accounted for more than 10% of our net sales in fiscal 2004, 2003 or 2002.

We do not have long-term agreements with our distributors and we, or our distributors, may terminate our relationships with each other with little or no advanced notice.  The loss of, or the disruption in the operations of, one or more of our distributors could reduce our future net sales in a given quarter and could result in an increase in inventory returns.

Distributors generally have broad-based rights to return product to us.  As revenue on distributor shipments is not recognized until the distributors sell our product on to their end customers, distributor returns have no impact on our revenue.

We also grant certain credits to our third-party distributors and also offer these distributors price protection.  The credits are granted to the distributors on specifically identified pieces of the distributors’ business to allow them to earn a competitive gross margin on the sale of our products to their end customers.  The credits are on a per unit basis and are not given to the distributor until they provide information regarding the sale to their end customer.  The effect of granting these credits establishes the net selling price from us to our distributors for the products and results in the net revenue recognized by us when the product is sold by the distributors to their end customers.

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

Sales by Geography

Sales by geography for fiscal 2004, 2003 and 2002 were as follows (dollars in thousands):

	Year Ended March 31,
	2004	%	2003	%	2002	%

Americas	$219,641	31.4	$219,504	33.7	$192,924	33.8
Europe	194,187	27.8	177,727	27.3	179,355	31.4
Asia	285,432	40.8	254,231	39.0	198,975	34.8

Total Sales	$699,260	100.0%	$651,462	100.0%	$571,254	100.0%

Our sales to foreign customers have been predominately in Asia and Europe, which we attribute to the manufacturing strength in those areas for automotive, communications, computing, consumer and industrial control products.  Americas sales include sales to customers in the United States, Canada, Central America and South America.

Sales to foreign customers accounted for approximately 71% of our net sales in fiscal 2004 and fiscal 2003, and approximately 69% of our net sales in fiscal 2002.

Sales to customers in China, including Hong Kong, accounted for approximately 14% of our net sales in fiscal 2004 and approximately 13% of our net sales in fiscal 2003.  We did not have sales into any other foreign countries that exceeded 10% of our net sales during the periods covered by this report.

Our international sales are predominately U.S. Dollar denominated.  Although foreign sales are subject to certain government export restrictions, we have not experienced any material difficulties as a result of export restrictions to date.

Our foreign operations are subject to a number of risks as described under the heading, “We are highly dependent on foreign sales and operations, which exposes us to foreign political and economic risks,” on page 15.

Backlog

As of April 23, 2004, our backlog was approximately $209.9 million, compared to $106.6 million as of April 25, 2003.  Our backlog includes all purchase orders scheduled for delivery within the subsequent 12 months.

We primarily produce standard products that can be shipped from inventory within a short time after we receive an order.  Our business and, to a large extent, that of the entire semiconductor industry, is characterized by short-term orders and shipment schedules.  Orders constituting our current backlog are subject to changes in delivery schedules, or to cancellation at the customer’s option without significant penalty.  Thus, while backlog is useful for scheduling production, backlog as of any particular date may not be a reliable measure of sales for any future period.   During the last two quarters of fiscal 2004, our product lead times extended and resulted in customers providing us with additional backlog leading to improved visibility.

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

We currently compete principally on the basis of the technical innovation and performance of our embedded control products, including the following product characteristics:

• speed
• functionality
• density
• power consumption
• reliability
• packaging alternatives
• price, and
• availability.

We believe that other important competitive factors in the embedded control market include:

•                  ease of use

•                  functionality of application development systems

•                  dependable delivery and quality, and

•                  technical service and support.

We believe that we compete favorably with other companies on all of these factors, but we may be unable to compete successfully in the future, which could harm our business.

Patents, Licenses and Trademarks

We maintain a portfolio of United States and foreign patents, expiring on various dates between 2005 and 2022.  We also have numerous additional United States and foreign patent applications pending.  While we intend to continue to seek patents on our inventions and manufacturing processes, we believe that our continued success depends primarily on the technological skills and innovative abilities of our personnel and our ability to rapidly commercialize product developments, rather than on our patents.  Our existing patents and any new patents that are issued may not be of sufficient scope or strength to provide meaningful protection or any commercial advantage to us.  In addition, the laws of certain foreign countries do not protect our intellectual property rights to the same extent as the laws of the United States.

We have entered into certain intellectual property licenses and cross-licenses with other companies related to semiconductor products and manufacturing processes.  As is typical in the semiconductor industry, we and our customers have from time to time received, and may in the future receive, communications from third parties asserting patent or other intellectual property rights on certain of our products or technologies.  We investigate all such notices and respond as we believe is appropriate.  Based on industry practice, we believe that in most cases we can obtain any necessary licenses or other rights on commercially reasonable terms, but we cannot assure that licenses would be on acceptable terms, that litigation would not ensue or that damages for any past infringement would not be assessed.  Litigation, which could result in substantial cost to us and divert management effort, may be necessary to enforce our patents or other intellectual property rights, or to defend us against claimed infringement of the rights of others.  The failure to obtain necessary licenses or other rights, or litigation arising out of infringement claims, could harm our business.  See “Item 3 – Legal Proceedings,” beginning below at page 18.

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

Employees

As of April 30, 2004, we had 3,678 employees.  Approximately 43% of our employees work at our Thailand facility.  None of our employees in the U.S. or Thailand are represented by a labor organization.  We have never had a work stoppage and believe that our employee relations are good.

Executive Officers

The following sets forth certain information regarding our executive officers as of April 23, 2004:

Name	Age	Position
Steve Sanghi	48	Chairman of the Board, President and Chief Executive Officer
Steve Drehobl	43	Vice President, Security, Microcontroller & Technology Division
David S. Lambert	52	Vice President, Fab Operations
Mitchell R. Little	51	Vice President, Worldwide Sales and Applications
Ganesh Moorthy	44	Vice President, Advanced Microcontroller and Memory Division
Gordon W. Parnell	54	Vice President, Chief Financial Officer
Richard J. Simoncic	40	Vice President, Analog and Interface Products Division

Mr. Sanghi has been President since August 1990, CEO since October 1991, and Chairman of the Board since October 1993.  He has served as a director since August 1990.  Mr. Sanghi holds an M.S. degree in Electrical and Computer Engineering from the University of Massachusetts and a B.S. degree in Electronics and Communication from Punjab University, India.

Mr. Drehobl has served as Vice President of the Security, Microcontroller, and Technology Division since July 2001. He has been employed by Microchip since August 1989 and has served as a Vice President in various roles since February 1997.  Mr. Drehobl holds a Bachelor of Technology degree from the University of Dayton.

Mr. Lambert has served as Vice President, Fab Operations since November 1993.  From 1991 to November 1993, he served as Director of Manufacturing Engineering, and from 1988 to 1991, he served as Engineering Manager of Fab Operations.  Mr. Lambert holds a B.S. degree in Chemical Engineering from the University of Cincinnati.

Mr. Little has served as Vice President, Worldwide Sales and Applications since July 2000.  From April 1998 through July 2000, he served as Vice President, Americas Sales.  From November 1995 to April 1998, he served as Vice President, Standard Microcontroller and ASSP Division.  Mr. Little holds a BSET degree from United Electronics Institute.

Mr. Moorthy has served as Vice President, Advanced Microcontroller and Memory Division, since December 2003.  From November 2001 to December 2003 he served as Vice President, Advanced Microcontroller and Automotive Division.  From August 2000 through November 2001, he served as Chairman and CEO of Cybercilium, Inc, a business intelligence solutions provider for mid-market companies.  From 1981 through July 2000, Mr. Moorthy worked at Intel Corporation in various operations and management capacities, including his last assignment as Director of Operations for Intel’s Home Products Group.  Mr. Moorthy holds an MBA in Marketing from National University, a B.S. degree in Electrical Engineering from the University of Washington and a B.S. degree in Physics from the University of Bombay.

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

Our quarterly operating results are affected by a wide variety of factors that could reduce our net sales and profitability, many of which are beyond our control.  Some of the factors that may affect our quarterly operating results include:

•                  changes in demand or market acceptance of our products and products of our customers

•                  unanticipated costs or delays in continuing to ramp production at Fab 4

•                  the mix of inventory we hold and our ability to satisfy orders from our inventory

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

•                  general economic, industry or political conditions in the United States or internationally.

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

We acquired Fab 4, located in Gresham, Oregon, in August 2002.  Fab 4 commenced production on October 31, 2003.  Bringing Fab 4 to higher levels of production involves significant risks, including:

•     successful implementation of our manufacturing processes at Fab 4

•     potential shortages of materials and skilled labor

•     unforeseen environmental or engineering problems; and

•     unanticipated costs.

Any of these risks could delay the ramp-up of Fab 4, and could result in significant additional costs or reduce our anticipated revenues.

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

Our net sales in any given quarter depend upon a combination of shipments from backlog and orders received in that quarter for shipment in that quarter, which we refer to as turns orders.  We emphasize our ability to respond quickly to customer orders as part of our competitive strategy, resulting in customers placing orders with relatively short delivery schedules.  Shorter lead times generally mean that turns orders as a percentage of our business is relatively high in any particular quarter and reduces our visibility on future product shipments.  The percentage of turns orders in any given quarter fluctuates and depends on overall semiconductor industry conditions and product lead times.

During fiscal 2003 and the first three quarters of fiscal 2004, our turns orders were at the high end of the range that we have experienced over the last several years.  During the last two quarters of fiscal 2004, our product lead times began to extend and resulted in customers providing us with additional backlog leading to improved visibility.  Because turns orders are difficult to predict, varying levels of turns orders make our net sales more difficult to forecast.  If we do not achieve a sufficient level of turns orders in a particular quarter relative to our revenue targets, our revenue and operating results will suffer.

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

Sales through distributors accounted for 64% of our net sales in fiscal 2004 and 60% of our net sales in fiscal 2003.  Our two largest distributors together accounted for approximately 25% of our net sales in fiscal 2004 and approximately 21% of our net sales in fiscal 2003.  We do not have long-term agreements with our distributors and our distributors may terminate their relationship with us with little or no advanced notice.

The loss of, or a disruption in the operations of, one or more of our distributors could reduce our net sales in a given quarter and could result in an increase in inventory returns.

Our operating results may be impacted by the wide fluctuations of supply and demand in the semiconductor industry.

The semiconductor industry is characterized by wide fluctuations of supply and demand.  The industry has experienced significant economic downturns, characterized by diminished product demand and production over-capacity.  We have sought to reduce our exposure to this industry cyclicality by selling proprietary products that cannot be easily or quickly replaced, to a geographically diverse base of customers across a broad range of market segments.  However, we have experienced substantial period-to-period fluctuations in operating results and may, in the future, experience period-to-period fluctuations in operating results due to general industry or economic conditions.

We are exposed to various risks related to legal proceedings or claims.

We are currently, and in the future may be, involved in legal proceedings or claims regarding patent infringement, intellectual property rights, contracts and other matters.  In particular, as discussed in Part I, Item 3 of this Form 10-K, we are presently involved in patent infringement litigation with Philips Corporation.  In addition, as is typical in the semiconductor industry, we receive notifications from customers who believe that we owe them indemnification or other obligations related to infringement claims made against the customers by third parties.  These legal proceedings and claims, whether with or without merit, could result in substantial cost to us and divert our resources.  If we are not able to resolve a claim, negotiate a settlement of a matter, obtain necessary licenses on commercially reasonable terms, and/or successfully prosecute or defend our position, our business, financial condition or results of operations could be harmed.

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

Sales to foreign customers account for a substantial portion of our net sales.  During fiscal 2004 and fiscal 2003, approximately 71% of our net sales were made to foreign customers.  We purchase a substantial portion of our raw materials and equipment from foreign suppliers.  In addition, we own product assembly and testing facilities located near Bangkok, Thailand.  We also use various foreign third-party contractors for a portion of our assembly and testing and for a portion of our wafer fabrication requirements for our analog and smart battery management products.  Substantially all of our finished goods inventory is maintained in Thailand.

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

Recently enacted and proposed changes in the laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act of 2002 and recent rules enacted and proposed by the SEC, Nasdaq and the NYSE, are resulting in increased costs to us as we respond to their requirements.  In particular, complying with the internal control audit requirements of Sarbanes-Oxley Section 404 will result in increased internal efforts and higher fees from our independent accounting firm.  The new rules could make it more difficult for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage.  The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our Board of Directors, on committees of our Board of Directors, or as executive officers.  We cannot predict or estimate the amount of the additional costs we may incur or the timing of such costs that we may incur as we implement these new and proposed rules.

Recent and proposed regulations related to equity compensation could adversely affect our ability to attract and retain key personnel.

Since our inception, we have used stock options and other long-term equity incentives as a fundamental component of our employee compensation packages.  We believe that stock options and other long-term equity incentives directly motivate our employees to maximize long-term stockholder value and, through the use of vesting, encourage employees to remain with Microchip.  The Financial Accounting Standards Board (FASB) has proposed changes to US GAAP that, if implemented, would require us to record a charge to earnings for the fair value of employee stock option grants, based on vesting beginning in fiscal 2006.  This pending regulation would negatively impact our earnings.  For example, recording a charge for employee stock options under SFAS No. 123, “Accounting for Stock-Based Compensation” would have decreased net income by $36.8 million, $36.2 million and $29.4 million for fiscal 2004, 2003 and 2002, respectively.  See also Note 1 to the Consolidated Financial Statements – Significant Accounting Policies:  Stock Based Compensation.  In addition, new regulations implemented by The Nasdaq Stock Market requiring shareholder approval for all stock option plans as well as new regulations implemented by the New York Stock Exchange prohibiting NYSE member organizations from giving a proxy to vote on equity-compensation plans unless the beneficial owner of the shares has given voting instructions could make it more difficult for us to grant options to employees in the future.  To the extent that new regulations make it more difficult or expensive to grant options to employees, we may incur compensation costs, change our equity compensation strategy or find it difficult to attract, retain and motivate employees, each of which could materially and adversely affect our business.

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

Item 2.                                   PROPERTIES

At March 31, 2004, we owned the facilities described below:

Location

Approx. Total Sq. Ft.

Uses

Chandler, Arizona (1)	415,000		Executive and Administrative Offices; Wafer Probe; R&D Center; Sales and Marketing; and Computer and Service Functions
Tempe, Arizona	379,000		Wafer Fabrication (Fab 2); R&D Center; Administrative Offices; and Warehousing
Puyallup, Washington (2)	700,000		Wafer Fabrication (Fab 3); R&D Center; Administrative Offices; and Warehousing (non-operational; held for sale)
Gresham, Oregon (3)	826,500		Wafer Fabrication (Fab 4); R&D Center; Administrative Offices; and Warehousing
Chacherngsao, Thailand (4)	290,000	(5)	Test and Assembly; Sample Center; Warehousing; and Administrative Offices

(1)          On April 7, 2003, we announced that we would close Fab 1 on our Chandler campus, and integrate certain of the personnel and processes from Fab 1 into Fab 2.

(2)          Currently classified as an asset held-for-sale.  We have retained a third-party broker who is actively marketing Fab 3 on our behalf.  See “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations – Special Charges –Fab 3 Impairment Charge,” below at page 33 for a discussion of the status of Fab 3.

(3)          Acquired in August 2002.  Product and customer qualifications continue.  Production commenced on October 31, 2003.

(4)          Located in the Alphatechnopolis Industrial Park near Bangkok on land to which we expect to acquire title in accordance with our agreement with the landowner.  Progress towards obtaining full title of the land has been delayed due to a complex financial restructuring situation relating to the seller of the land.  At this time it is not possible to estimate when, or if, full title transfer will be completed.  We have provided reserves that we estimate will be adequate to obtain full title.  Such reserves are set at the estimated fair value of the land.

(5)          Includes an additional 67,000 square feet of test and incremental assembly capacity on which construction started during fiscal 2003 and was completed in April 2004.

At the end of fiscal 2004, we owned long-lived assets in the United States amounting to $620.4 million and $117.8 million in other countries, including $111.8 million in Thailand.  At the end of fiscal 2003, we owned long-lived assets in the United States amounting to $715.6 million and $103.5 million in other countries, including $96.4 million in Thailand.

In addition to the facilities we own, we lease several research and development facilities and sales offices in North America, Europe and Asia.  Our aggregate monthly rental payment for our leased facilities is approximately $0.3 million.

We currently believe that our existing facilities will be adequate to meet our requirements for the next 12 months.

As conditions in the insurance market have become more difficult over the last two fiscal years, our property insurance costs have increased, our coverage levels have decreased and our retained risk exposure from uninsured losses has increased.  We have not made any material change to our operations as a result of the increased costs and reduced coverage.  Availability and cost of coverage have generally fluctuated over time as the insurance industry reacts to various market forces and we will consider modifying our coverage levels in the future based on availability and pricing.

The foregoing statements related to the acquisition of title to the land on which the Thailand facility is situated, the adequacy of existing facilities for the next 12 months and changes in insurance coverage are forward-looking statements.  Actual results could differ materially because of the following factors, among others: developments in the financial restructuring of the seller of the land where the Thailand facility is situated; demand for our products; fluctuations in production yields, production efficiencies and overall capacity utilization; competitive pressures on prices; political instability and expropriation; cost and availability of insurance; and other economic conditions.  See also the factors set forth under “Item 1 – Business – Additional Factors That May Affect Results of Operations,” beginning at page 11 of this report.

Item 3.                                   LEGAL PROCEEDINGS

Microchip Technology Incorporated v. U.S. Philips Corporation, et al. (District of Arizona, 01-CV-2090-PGR).  As previously reported, on October 26, 2001, we filed an action in federal district court in Arizona for declaratory relief against U.S. Philips Corporation and Philips Electronics North America Corp. (together “Philips”) requesting that the Court declare, among other matters, that we do not infringe Philips’ U.S. Patent Nos. 4,689,740 and 5,559,502.  We initiated legal action so that a determination could be made relating to the validity, enforceability and alleged infringement of, and our license to, the Philips’ patents.  In response to our filing the declaratory judgment action in Arizona, Philips filed an action against us in federal district court in New York, alleging infringement of the ‘740 patent and seeking unspecified damages and injunctive relief.  The Arizona court has agreed to retain jurisdiction, and the New York case has been transferred to Arizona.  In response to this development, on December 16, 2002, Philips filed a demand for arbitration in Amsterdam with the International Chamber of Commerce (ICC).  We submitted to the ICC Court of Arbitration a jurisdictional objection to proceeding with arbitration pending the outcome of the Arizona litigation.  On May 16, 2003, the ICC declined to address whether arbitration is inappropriate for jurisdictional reasons and instead left the issue as one, which can be brought before the ICC arbitration panel.  On June 13, 2003, the Arizona court granted Microchip’s motion to stay the ICC arbitration and proceed with the action in Arizona.  Philips has filed a motion to appeal the Arizona court order staying the ICC arbitration.  On March 2, 2004, the motion to appeal was argued by Philips’ and the Company’s counsel in the U.S. Court of Appeals for the Federal Circuit.  At this time the ICC arbitration, the appeal of the Arizona court order staying arbitration, and the Arizona declaratory judgment action are all pending.  We intend to continue to litigate this matter vigorously.  We currently believe that the outcome of this matter will not have a material adverse effect on our consolidated financial position or results of operations.  However, the final outcome of this matter is inherently uncertain, and should the outcome be adverse to us, we may be required to pay damages and other expenses and may be subjected to injunctive relief.  The litigation, even if resolved in our favor, may also result in diversion of management attention and significant legal fees.

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

Item 4.                                   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

Item 5.           MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the Nasdaq National Market under the symbol “MCHP.”  Our common stock has been quoted on the Nasdaq National Market since our initial public offering on March 19, 1993.  The following table sets forth the quarterly high and low closing prices of our common stock as reported by the Nasdaq National Market for the last two years.

Fiscal 2004	High	Low

First Quarter	$24.86	$18.15
Second Quarter	28.19	23.66
Third Quarter	36.03	24.56
Fourth Quarter	34.67	25.29

Fiscal 2003	High	Low

First Quarter	$33.07	$26.52
Second Quarter	27.54	15.36
Third Quarter	29.29	19.44
Fourth Quarter	27.51	19.90

On May 27, 2004, there were approximately 519 holders of record of our common stock.  This figure does not reflect beneficial ownership of shares held in nominee names.

We have been declaring and paying quarterly cash dividends since the third quarter of fiscal 2003.  Our total cash dividends paid were $23.3 million and $8.1 million in fiscal 2004 and fiscal 2003, respectively.  Our most recent quarterly cash dividend was $0.035 per share, for a total payment of $7.3 million, and was paid on March 5, 2004 to stockholders of record as of  February 12, 2004.  On April 22, 2004, we declared a quarterly cash dividend of $0.04 per share, which will be paid on June 1, 2004 to stockholders of record on May 13, 2004.  Our Board is free to change its dividend practices at any time and to decrease or increase the dividend paid, or not to pay a dividend, on our common stock on the basis of our results of operations, financial condition, cash requirements and future prospects, and other factors deemed relevant by our Board.  Our current intent is to provide for ongoing quarterly cash dividends depending upon market conditions and our results of operations.

Please refer to Item 12, “Security Ownership Of Certain Beneficial Owners And Management And Related Stockholder Matters,” at page 41 below, for the information required by Item 201(d) of Regulation S-K with respect to securities authorized for issuance under our equity compensation plans at March 31, 2004.

The following table sets forth our purchases of our common stock and the footnotes below the table designate the repurchase programs that the shares were purchased under:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Programs
January 1, 2004 – January 31, 2004	—	$—	—	1,107,800
February 1, 2004 – February 29, 2004	30,700	$28.032	35,200	1,072,600
March 1, 2004 – March 31, 2004	2,272,700	$26.590	2,272,700	1,299,900

(1)       On August 7, 2002, our Board of Directors authorized the repurchase of up to 2,500,000 shares of our common stock in the open market or privately negotiated transactions.  As of March 31, 2004, no shares related to this authorization remained available to be purchased under this program.

(2)       On March 11, 2004, our Board of Directors authorized the repurchase of up to 2,500,000 shares of our common stock in the open market or privately negotiated transactions.  As of March 31, 2004, 1,299,900 of this authorization remained available to be purchased under this program.  There is no expiration date associated with this authorization.

Please refer to Item 12, “Security Ownership Of Certain Beneficial Owners And Management And Related Stockholder Matters,” at page 41 below, for the information required by Item 201(d) of Regulation S-K with respect to securities authorized for issuance under our equity compensation plans at March 31, 2004.

Item 6.                                   SELECTED FINANCIAL DATA

You should read the following selected consolidated financial data for the five-year period ended March 31, 2004 in conjunction with our Consolidated Financial Statements and Notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of this Form 10-K.  Our consolidated statements of income data for each of the years in the three-year period ended March 31, 2004, and the balance sheet data as of March 31, 2004 and 2003, are derived from our audited consolidated financial statements, included in Item 8 of this Form 10-K.

	Year Ended March 31,
	2004	2003	2002	2001	2000
	(in thousands, except per share data)
Statement of Income Data (1):

Net sales	$699,260	$651,462	$571,254	$715,730	$553,051
Cost of sales	349,301	299,227	284,518	335,016	269,611
Research and development	85,389	87,963	81,650	78,595	52,365
Selling, general and administrative	92,411	89,355	82,615	102,620	86,750
Special charges (2)	865	50,800	—	17,358	(2,131)
Operating income	171,294	124,117	122,471	182,141	146,456
Interest income (expense), net	4,639	3,344	4,344	12,741	1,569
Other income (expense), net	1,963	871	376	2,080	770
Net loss in equity investment (2)	—	—	—	(2,190)	—
Gain on sale of investment (2)	—	—	—	1,427	5,819
Income before income taxes	177,896	128,332	127,191	196,199	154,614
Income tax provision	40,634	28,657	32,377	53,363	39,441
Income before cumulative effect of change in accounting principle	137,262	99,675	94,814	142,836	115,173
Cumulative effect of change in accounting principle (3)	—	11,443	—	—	—
Net income	$137,262	$88,232	$94,814	$142,836	$115,173
Basic net income per share	$0.67	$0.44	$0.48	$0.74	$0.63
Diluted net income per share	$0.65	$0.42	$0.45	$0.70	$0.59
Dividends declared per common share	$0.113	$0.040	$—	$—	$—
Basic common shares outstanding	206,032	202,483	199,184	193,632	183,471
Diluted common shares outstanding	212,172	210,646	208,907	205,190	195,509

	Year Ended March 31,
	2004	2003	2002	2001	2000
	(in thousands)
Balance Sheet Data (1):

Working capital	$613,894	$393,979	$381,211	$176,936	$225,504
Total assets	1,622,143	1,428,275	1,275,600	1,161,349	861,352
Long-term obligations, less current portion	—	—	—	—	—
Stockholders’ equity	1,320,517	1,178,949	1,075,779	942,848	662,878

(1)               On January 16, 2001, we merged with TelCom Semiconductor, Inc. and accounted for the merger as a pooling-of-interests.  Accordingly, the selected financial data has been restated to include the operations of TelCom for all periods presented.  TelCom had a December 31 fiscal year end, thus the selected financial data presented for March 31, 2000 has been combined with the operations of TelCom as of and for the years ended December 31, 1999.  We have conformed the TelCom financial data to a March 31 year end for the March 31, 2001 fiscal year.

(2)               There were no special charges during the fiscal year ended March 31, 2002.  Detailed discussions of the special charges for the fiscal years ended March 31, 2004 and 2003 are contained in Note 4 to the Consolidated Financial Statements.  Detailed explanations of the special charges, net loss in equity investment, and gain on sale of investment for the fiscal years ended March 31, 2001 and 2000 are provided below.  The following table presents a summary of special charges for the five-year period ended March 31, 2004:

	Year Ended March 31,
	2004	2003	2002	2001	2000
	(in thousands)

Fab 3 impairment charge	$—	$41,500	$—	$—	$—
In-process research and development charge	—	9,300	—	—	—
Restructuring charges	—	—	—	6,409	269
TelCom merger charges	—	—	—	10,949	—
Intellectual property settlement	—	—	—	—	(3,600)
Legal charges	—	—	—	—	1,200
Contract cancellation, severance and other costs related to Fab 1 closure	865	—	—	—	—

Totals	$865	$50,800	$—	$17,358	$(2,131)

(3)               We changed our revenue recognition policy as it relates to Asia regional distributors during fiscal 2003.  See “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Change in Accounting Principle,” beginning at page 36 below, for a discussion of this change.

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

Included in the restructuring charges resulting from these actions were:

•                  $4.0 million related to equipment that was written off

•                  $2.1 million related to employee severance costs, and

•                  $0.3 million related to other restructuring costs.

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

During the March 2001 quarter, we recognized a special charge of $10.9 million for costs associated with the TelCom transaction.  These costs included:

•                  $7.3 million associated with investment banking fees

•                  $1.6 million associated with legal and accounting fees

•                  $0.9 million of severance costs, and

•                  $1.1 million related to other costs.

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

Legal Settlement with Lucent Technologies Inc.

On January 13, 1998, we finalized a settlement of patent litigation with Lucent Technologies Inc.  Under the terms of the settlement, we made a one-time cash payment to Lucent and issued to Lucent a warrant to acquire 1,012,500 shares of our common stock at $7.48 per share.  We originally assigned a value of $3.3 million to the warrant and recorded the amount in accrued liabilities.  The warrant was exercised by the holder in fiscal 2002, and the $3.3 million was reclassified to additional paid-in capital and is now reflected in our Statement of Stockholders’ Equity and Other Comprehensive Income.  The terms of the settlement also provided for a contingent payment to Lucent if our earnings per share performance for the three and one-half year period ended June 30, 2001 did not meet certain targeted levels.  Based on the estimate of earnings per share for the measurement period as of March 31, 1999, we provided appropriate reserves of approximately $3.6 million to meet this liability.  Due to the sale of the warrant by the holder to a third party, the associated reserve became unnecessary and the $3.6 million special charge was reversed in the quarter ended September 30, 1999.

We also recorded a special charge related to other legal issues in the amount of $1.2 million in the quarter ended September 30, 1999.

All reserves relating to the special charges for the fiscal 2000 actions have been fully utilized and there were no reversals of previously provided amounts.

Item 7.                                   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF  OPERATIONS

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations contains certain forward-looking statements that involve risks and uncertainties, including statements regarding our strategy, financial performance and revenue sources.  We use words such as “anticipate,” “believe,” “plan,” “expect,” “future,” “intend” and similar expressions to identify forward-looking statements.  Our actual results could differ materially from the results anticipated in these forward-looking statements as a result of certain factors including those set forth in this Item 7, and under “Item 1 – Business – Additional Factors That May Affect Our Results of Operations,” beginning at page 11, above, and elsewhere in this Form 10-K.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  You should not place undue reliance on these forward-looking statements.  We disclaim any obligation to update information contained in any forward-looking statement.

We begin our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) with a summary of Microchip’s overall business strategy to give the reader an overview of the goals of our business and the overall direction of our business and products.  This is followed by a discussion of the Critical Accounting Policies and Estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results.  In the next section, beginning at page 26, we discuss our Results of Operations for fiscal 2004 compared to fiscal 2003, and for fiscal 2003 compared to fiscal 2002.  We then provide an analysis of changes in our balance sheet and cash flows, and discuss our financial commitments in sections titled “Liquidity and Capital Resources,” “Contractual Obligations” and “Off-Balance Sheet Arrangements.”

This MD&A should be read in conjunction with other sections of this Annual Report on Form 10-K, including “Item 1. Business”; “Item 6. Selected Financial Data”; and “Item 8. Financial Statements and Supplementary Data.”

Strategy

Our goal is to be a worldwide leader in providing specialized semiconductor products for a wide variety of embedded control applications.  Our strategic focus is on embedded control products, which include microcontrollers, high-performance linear and mixed signal devices, power management and thermal management devices, and complementary microperipheral products including interface devices, Serial EEPROMs, and our patented KEELOQ® security devices.  We provide highly cost-effective embedded control products that also offer the advantages of small size, high performance, low voltage/power operation and ease of development, enabling timely and cost-effective embedded control product integration by our customers.

Our manufacturing operations include wafer fabrication and assembly and test.  The ownership of our manufacturing resources is an important component of our business strategy, enabling us to maintain a high level of manufacturing control resulting in us being one of the lowest cost producers in the embedded control industry.  By owning our wafer fabrication facilities and much of our assembly and test operations, and by employing proprietary statistical process control techniques, we have been able to achieve and maintain high production yields.  Direct control over manufacturing resources allows us to shorten our design and production cycles.  This control also allows us to capture the wafer manufacturing and a portion of the assembly and test profit margin.

We employ proprietary design and manufacturing processes in developing our embedded control products.  We believe our processes afford us both cost-effective designs in existing and derivative products and greater functionality in new product designs.  While many of our competitors develop and optimize separate processes for their logic and memory product lines, we use a common process technology for both microcontroller and non-volatile memory products.  This allows us to more fully leverage our process research and development costs and to deliver new products to market more rapidly.  Our engineers utilize advanced computer-aided design (CAD) tools and software to perform circuit design, simulation and layout, and our in-house photomask and wafer fabrication facilities enable us to rapidly verify design techniques by processing test wafers quickly and efficiently.

We are committed to continuing our investment in new and enhanced products, including development systems, and in our design and manufacturing process technologies.  We believe these investments are significant factors in maintaining our competitive position.  Our current research and development activities focus on the design of new 8-bit microcontrollers, 16-bit digital signal controllers, memory and mixed-signal products, ASSPs, new development systems, and software and application-specific software libraries.  We are also developing new design and process technologies to achieve further cost reductions and performance improvements in existing products.

We market our products worldwide primarily through a network of direct sales personnel and distributors.  Our distributors focus primarily on servicing the product and technical support requirements of a broad base of diverse customers.  We believe that distributors provide an effective means of reaching this broad and diverse customer base.  Our direct sales force focuses primarily on major strategic accounts in three geographical markets: the Americas, Europe and Asia.  We currently maintain sales and support centers in major metropolitan areas in North America, Europe and Asia.  We believe that a strong technical service presence is essential to the continued development of the embedded control market.  Many of our field sales engineers (FSEs), field application engineers (FAEs), and sales management have technical degrees and have been previously employed in an engineering environment.  We believe that the technical knowledge of our sales force is a key competitive advantage in the sale of our products.  The primary mission of our FAE team is to provide technical assistance to strategic accounts and to conduct periodic training sessions for FSEs and distributor sales teams.  FAEs also frequently conduct technical seminars in major cities around the world, and work closely with our distributors to provide technical assistance and end-user support.

Critical Accounting Policies and Estimates

General

Our discussion and analysis of Microchip’s financial condition and results of operations is based upon our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  We review the accounting policies we use in reporting our financial results on a regular basis.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent liabilities.  On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, inventories, income taxes, property plant and equipment, impairment of property, plant and equipment and assets held for sale and litigation.  We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  Results may differ from these estimates due to actual outcomes being different from those on which we based our assumptions.  We review these estimates and judgments on an ongoing basis.  We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition

We recognize revenue from product sales upon shipment to OEMs.  We record reserves to cover the estimated returns from OEM customers, which have historically been less than 1.5% of the sales to these customers.  To the extent rates of return change, our estimates for the reserves necessary to cover such returns would also change.  Our distributors worldwide have broad rights to return products and price protection rights, so we defer revenue recognition until the distributor sells the product to their customers.  We reduce product pricing through price protection based on market conditions, competitive considerations and other factors.  Price protection is granted to third-party distributors on the inventory that they have on hand at the date the price protection is offered.  When we reduce the price of our products, it allows the distributor to claim a credit against its outstanding accounts receivable balances based on the new price of the inventory it has on hand as of the date of the price reduction.  There is no revenue impact from the price protections.  We also grant certain credits to our third-party distributors.  The credits are granted to the distributors on specially identified pieces of the distributors’ business to allow them to earn a competitive gross margin on the sale of our products to their end customers.  The credits are on a per unit basis and are not given to the distributor until they provide documentation of the sale to their end customer.  The effect of granting these credits establishes the net selling price from us to our distributors for the product and results in the net revenue recognized by us when the product is sold by the distributors to their end customers.  Upon shipment, amounts billed to distributors are included as accounts receivable, inventory is relieved, the sale is deferred and the gross margin is reflected as a current liability until the product is sold by the distributor to their customers.  We changed our revenue recognition policy as it relates to sales to Asia regional distributors during fiscal 2003 as described below at page 36 and in Note 1 to our consolidated financial statements to conform with our revenue recognition policies for our distribution channels in the Americas and Europe.

Inventories

Inventories are valued at the lower of cost or market using the first-in, first-out (FIFO) method.  We write down our inventory for estimated obsolescence or unmarketable inventory in an amount equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions.  If actual market conditions are less favorable than those we projected, additional inventory write-downs may be required.  Inventory impairment charges establish a new cost basis for inventory and charges are not subsequently reversed to income even if circumstances later suggest that increased carrying amounts are recoverable.  In estimating our reserves for obsolescence, we primarily evaluate estimates of demand over a 12-month period and provide reserves for inventory on hand in excess of the estimated 12-month demand.

Income Taxes

As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate.  This process involves estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes.  These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet.  We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income within the relevant jurisdiction and to the extent we believe that recovery is not likely, we must establish a valuation allowance.  We have not provided for a valuation allowance because we believe that it is “more likely than not” that our deferred tax assets will be recovered from future taxable income.  Should we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.  At March 31, 2004, our gross deferred tax asset was $126.0 million.

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

Property, Plant & Equipment

Property, plant and equipment are stated at cost.  Major renewals and improvements are capitalized, while maintenance and repairs are expensed when incurred.  At March 31, 2004, the carrying value of our property and equipment totaled $689.2 million, which represents 42.5% of our total assets.  This carrying value reflects the application of our property and equipment accounting policies, which incorporate estimates, assumptions and judgments relative to the useful lives of our property and equipment.  Depreciation is provided on a straight-line basis over the estimated useful lives of the related assets, which range from five to seven years on manufacturing equipment and approximately 30 years on buildings.

In April 2003, we announced our intention to close Fab 1 and integrate certain Fab 1 personnel and processes into Fab 2.  We completed the integration process during the quarter ended June 30, 2003, after which Fab 1 ceased to operate as a wafer fabrication facility.  The closure of Fab 1 and the integration of certain Fab 1 personnel into Fab 2 operations resulted in a reduction in force of 207 employees.  In the first quarter of fiscal 2004, we incurred accelerated depreciation charges on the underlying assets and other expenses related to the shut down of Fab 1 of approximately $30.6 million based upon a change in the estimated life and recoverable value of the equipment used at Fab 1 that changed based upon our decision to cease fabrication operations at this plant.

We began production activities at Fab 4 on October 31, 2003.  We began to depreciate the Fab 4 assets as the assets were placed in service for production purposes.  As of March 31, 2004, all of the buildings and supporting facilities were being depreciated as well as the manufacturing equipment that had been placed in service.  All manufacturing equipment that was not being used in production activities was maintained in projects in process and is not being depreciated until it is placed into service since management believes there is no change to its utility from the present time until it is placed into productive service.  The lives to be used for depreciating this equipment at Fab 4 will be evaluated at such time as the assets are placed in service.  We do not believe that the temporary idling of such assets has impaired the estimated life or carrying values of the underlying assets.

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

We do not currently hold title to the land on which our Thailand facility resides.  The land is subject to a complex restructuring situation relating to the seller of the land.  We have provided reserves that we estimate will be adequate to obtain full title.  Such reserves are set at the estimated fair value of the land.  However, timing of the resolution is difficult to predict and the ultimate amount to be paid could change.

Impairment of Property, Plant and Equipment and Assets Held for Sale

We assess whether indicators of impairment of long-lived assets are present.  If such indicators are present, we determine whether the sum of the estimated undiscounted cash flows attributable to the assets in question is less than their carrying value.  If less, we recognize an impairment loss based on the excess of the carrying amount of the assets over their respective fair values.  Fair value is determined by discounted future cash flows, appraisals or other methods.  If the assets determined to be impaired are to be held and used, we recognize an impairment loss through a charge to our operating results to the extent the present value of anticipated net cash flows attributable to the asset are less than the asset’s carrying value, which we depreciate over the remaining estimated useful life of the asset. We may incur impairment losses, or additional losses on already impaired assets, in future periods if factors influencing our estimates change.

Litigation

Our current estimated range of liability related to certain pending litigation is based on the probable loss of claims for which we can estimate the amount and range of loss.  Recorded reserves were not significant at March 31, 2004.

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

Results of Operations

The following table sets forth certain operational data as a percentage of net sales for the years indicated:

	Year Ended March 31,
	2004	2003	2002

Net sales	100.0%	100.0%	100.0%
Cost of sales	50.0%	45.9%	49.8%
Gross profit	50.0%	54.1%	50.2%
Research and development	12.2%	13.5%	14.3%
Selling, general and administrative	13.2%	13.7%	14.5%
Special charges	0.1%	7.8%	—
Operating income	24.5%	19.1%	21.4%

Net Sales

We operate in one industry segment and engage primarily in the design, development, manufacture and marketing of semiconductor products.  We sell our products to distributors and OEMs in a broad range of market segments, perform on-going credit evaluations of our customers and generally require no collateral.

Our net sales of $699.3 million in fiscal 2004 increased by $47.8 million, or 7.3%, over fiscal 2003, and net sales of $651.5 million in fiscal 2003 increased by $80.2 million, or 14.0%, over fiscal 2002.  The increases in net sales in fiscal 2004 compared to fiscal 2003 and in fiscal 2003 compared to fiscal 2002 resulted primarily from increased demand, predominantly for our proprietary microcontroller products. Average selling prices for our products were down approximately 9% in fiscal 2004 over fiscal 2003 and 4% in fiscal 2003 over fiscal 2002.  The number of units of our products sold was up approximately 17% in fiscal 2004 over fiscal 2003 and 18% in fiscal 2003 over fiscal 2002.  The average selling prices and the unit volumes of our sales are impacted by the mix of our products sold.  We believe that we have continued to grow our percentage of market share in the embedded control market over the last three fiscal years.  Key factors in achieving the amount of net sales during the last three fiscal years include:

•                  continued market share gains

•                  increasing semiconductor content in our customers’ products

•                  our new product offerings that have increased our served available market, and

•                  increasing demand for our products.

We recognize revenue from product sales upon shipment to OEMs.  Under our shipping terms, legal title passes to the customer upon shipment from Microchip.  We have no post shipment obligations.  Distributors worldwide generally have broad rights to return products and price protection rights, so we defer revenue recognition until the distributors sell the product to their customers.  Upon shipment, amounts billed to distributors are included in accounts receivable, inventory is relieved, the sale is deferred and the gross margin is reflected as a current liability until the product is sold by the distributors to their customers.

During the quarter ended December 31, 2003, we changed our accounting policy relating to amounts billed to customers for shipping and handling costs to be consistent with EITF 00-10.  With this change, we have reclassified amounts billed to customers for shipping and handling costs from a reduction of cost of sales to revenue for the first three quarters of fiscal 2004.  This reclassification had no impact on net income and an immaterial impact on revenues and cost of sales.  Prior year amounts have not been reclassified, as these amounts were immaterial.

Sales by product line for the fiscal years ended March 31, 2004, 2003 and 2002 were as follows (dollars in thousands):

	Year Ended March 31,
	2004	%	2003	%	2002	%

Microcontrollers	$556,764	79.6	$516,383	79.3	$443,262	77.6
Memory products	91,640	13.1	87,158	13.4	85,473	15.0
Analog and interface products	50,856	7.3	47,921	7.3	42,519	7.4

Total Sales	$699,260	100.0%	$651,462	100.0%	$571,254	100.0%

Certain reclassifications have been made to conform the prior period amounts to the current period presentation.

Microcontrollers

Our microcontroller product line represents the largest component of our total net sales.  Microcontrollers and associated application development systems accounted for approximately 79.6% of our total net sales in fiscal 2004, approximately 79.3% of our total net sales in fiscal 2003 and approximately 77.6% of our total net sales in fiscal 2002.

Net sales of our microcontroller products increased approximately 8% in fiscal 2004 compared to fiscal 2003, and increased approximately 17% in fiscal 2003 compared to fiscal 2002.  The increases in net sales were primarily due to increased demand for our microcontroller products in end markets, driven principally by market share gains and those factors described above under “Net Sales” at page 26.  The end markets that we serve include the automotive, communications, computing, consumer and industrial control markets.

Historically, average selling prices in the semiconductor industry decrease over the life of any particular product.  The overall average selling prices of our microcontroller products have remained relatively constant over time due to the proprietary nature of these products.  We have experienced, and expect to continue to experience, moderate pricing pressure in certain microcontroller product lines, primarily due to competitive conditions.  We have been able to in the past, and expect to be able to in the future, moderate average selling price declines in our microcontroller product lines by introducing new products with more features at higher prices.  We may be unable to maintain average selling prices for our microcontroller products as a result of increased pricing pressure in the future, which would adversely affect our operating results.

Memory Products

Sales of our memory products accounted for approximately 13.1% of our total net sales in fiscal 2004, approximately 13.4% of our total net sales in fiscal 2003 and approximately 15.0% of our total net sales in fiscal 2002.

Net sales of our memory products increased approximately 5% in fiscal 2004, compared to fiscal 2003, and increased approximately 2% in fiscal 2003, compared to fiscal 2002, driven primarily by customer demand conditions within the Serial EEPROM market, which products comprise substantially all of our memory product net sales.

Serial EEPROM product pricing has historically been cyclical in nature, with steep price declines followed by periods of relative price stability, driven by changes in industry capacity at different stages of the business cycle.  During the past three fiscal years, we have experienced several Serial EEPROM product pricing trends due to market conditions.  We experienced significant competitive downward pricing pressures in our Serial EEPROM product lines during the first half of fiscal 2002, returning to modest pricing declines in the second half of fiscal 2002.  We experienced modest pricing declines in our Serial EEPROM product lines during fiscal 2003 and the first three quarters of fiscal 2004.  In the fourth quarter of fiscal 2004 pricing for our Serial EEPROM product lines were approximately flat.  We have experienced, and expect to continue to experience, varying degrees of competitive pricing pressures in our Serial EEPROM products.  We may be unable to maintain the average selling prices of our Serial EEPROM products as a result of increased pricing pressure in the future, which would adversely affect our operating results.

Analog and Interface Products

Sales of our analog and interface products accounted for approximately 7.3% of our total net sales in fiscal 2004, approximately 7.3% of our total net sales in fiscal 2003 and approximately 7.4% of our total net sales in fiscal 2002.

Net sales of our analog and interface products increased approximately 6% in fiscal 2004 compared to fiscal 2003 and increased approximately 13% in fiscal 2003 compared to fiscal 2002.  The increase in net sales of our analog and interface products in fiscal 2003 compared to fiscal 2002 was driven primarily by new proprietary design wins, supply and demand conditions within the market and our ability to gain market share.  Our net sales of analog and interface products within the telecommunications sector, primarily in the cell phone market, were down approximately 31% in fiscal 2004 compared to fiscal 2003.  In fiscal 2004, telecommunications represented approximately 16% of our sales of analog and interface products compared to approximately 27% in fiscal 2003 and 32% in fiscal 2002.  Our net sales of non-telecommunications analog and interface products were up approximately 31% in fiscal 2004 compared to fiscal 2003 and up approximately 32% in fiscal 2003 compared to fiscal 2002.

Analog and interface products can be proprietary or non-proprietary in nature.  Currently, we consider more than half of our analog and interface product mix to be proprietary in nature, where prices are relatively stable, similar to the pricing stability experienced in our microcontroller products.  The non-proprietary portion of our analog and interface business will experience price fluctuations, driven primarily by the current supply and demand for those products.  During fiscal 2004, our pricing of our non-proprietary analog and interface products moderately increased compared to fiscal 2003.  During fiscal 2003, pricing of our non-proprietary analog and interface products was approximately flat compared to fiscal 2002.  We may be unable to maintain the average selling prices of our analog and interface products as a result of increased pricing pressure in the future, which would adversely affect our operating results.  We anticipate the proprietary portion of our analog and interface products to increase over time.

Turns Orders

Our net sales in any given quarter depend upon a combination of shipments from backlog and orders received in that quarter for shipment in that quarter, which we refer to as turns orders.  We measure turns orders at the beginning of a quarter based on the orders needed to meet the revenue target that we set entering the quarter.  We have emphasized our ability to respond quickly to customer orders as part of our competitive strategy, resulting in customers placing orders with short delivery schedules.  Shorter lead times generally mean that turns orders as a percentage of our business are relatively high in any particular quarter and reduces our backlog visibility on future product shipments.  Turns orders correlate to product lead times, which have extended during the December 2003 and March 2004 quarters for many of our products.  With current lead times extending from their levels of the past several years for many of our products, customers are beginning to place orders with us extending beyond their immediate requirements.

The percentage of turns orders in any given quarter is dependent on overall semiconductor industry conditions and product lead times.  As such, our percentage of turns orders required in any particular quarter has fluctuated significantly over time.  During fiscal 2002, fiscal 2003 and the first three quarters of fiscal 2004, our turns orders were at the high end of what we have experienced.  However, as product lead times began to extend during the last two quarters of fiscal 2004, we began to have improved visibility and a reduction in the percentage of turns orders required.

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

Distribution

Distributors accounted for 64% of our net sales in fiscal 2004, 60% of our net sales in fiscal 2003 and 62% of our net sales in fiscal 2002.

Our largest distributor accounted for approximately 13% of our net sales in fiscal 2004, 12% of our net sales in fiscal 2003 and 14% of our net sales in fiscal 2002.  Our two largest distributors accounted for 25% of our net sales in fiscal 2004.

Generally, we do not have long-term agreements with our distributors and we, or our distributors, may terminate their relationships with us with little or no advanced notice.  The loss of, or the disruption in the operations of, one or more of our distributors could reduce our future net sales in a given quarter and could result in an increase in inventory returns.

At March 31, 2004, distributors were maintaining an average of approximately 2.4 months of inventory of our products.  Over the past three fiscal years, the months of inventory maintained by our distributors have fluctuated between approximately 2.0 and 3.1 months.  Thus, inventory levels at our distributors are at the low to moderate end of the range we have experienced over the last three years.  With conditions in the semiconductor industry moving to extending of current lead times we would expect distributors to increase current inventory levels.  As we recognize revenue based on sell through for all of our distributors, we do not believe that inventory holding patterns at our distributors will materially impact our net sales.

Distributors generally have broad-based rights to return product to us.  As revenue on distributor shipments is not recognized until the distributors sell our product on to their end customers, distributor returns have no impact on revenue recognition.

We also grant certain credits to our third-party distributors and also offer these distributors price protection.  The credits are granted to the distributors on specifically identified pieces of the distributors’ business to allow them to earn a competitive gross margin on the sale of our products to their end customers.  The credits are on a per unit basis and are not given to the distributor until they provide information regarding the sale to their end customer.  The effect of granting these credits establishes the net selling price from us to our distributors for the products and results in the net revenue recognized by us when the product is sold by the distributors to their end customers.

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

The foregoing statements regarding our expectation that distributors will increase their current inventory levels and our belief that inventory holding patterns at our distributors will not materially impact our net sales are forward-looking statements.  Actual results could differ materially because of the following factors, among others: the rate of recovery in the overall economy and the uncertainty of current economic and political conditions; changes in demand for our products and the products of our customers; the level and timing at which previous design wins become actual orders and sales; inventory mix and timing of customer orders; customers’ inventory levels, order patterns and seasonality; the impact on our business and customer order patterns due to major public health concerns, such as the SARS virus; level of sell-through of our products through distribution in any particular fiscal period; disruptions in commercial activities, or international transport or delivery occasioned by terrorist activity, armed conflict, war or an unexpected increase in the price of, or decrease in the supply of, oil resulting in reduced end-user purchases relative to expectations; impact of events outside the United States, such as the business impact of fluctuating currency rates or unrest or political instability; the cyclical nature of both the semiconductor industry and the markets addressed by our products; market acceptance of our new products and those of our customers; and the financial condition of our customers.

Sales by Geography

Sales by geography for the fiscal years ended March 31, 2004, 2003 and 2002 were as follows (dollars in thousands):

	Year Ended March 31,
	2004	%	2003	%	2002	%

Americas	$219,641	31.4	$219,504	33.7	$192,924	33.8
Europe	194,187	27.8	177,727	27.3	179,355	31.4
Asia	285,432	40.8	254,231	39.0	198,975	34.8

Total Sales	$699,260	100.0%	$651,462	100.0%	$571,254	100.0%

Our sales to foreign customers have been predominately in Asia and Europe, which we attribute to the manufacturing strength in those areas for automotive, communications, computing, consumer and industrial control products.  Americas sales include sales to customers in the United States, Canada, Central America and South America.  Sales to customers in Asia have increased during the last three fiscal years due to lower manufacturing costs and developing markets in Asia, particularly China.

Sales to foreign customers accounted for approximately 71% of our net sales in fiscal 2004 and fiscal 2003, and approximately 69% of our net sales in fiscal 2002.  The majority of our foreign sales are U.S. Dollar denominated.

Sales to customers in China, including Hong Kong, accounted for approximately 14% of our net sales in fiscal 2004 and approximately 13% of our net sales in fiscal 2003.  We did not have sales into any other countries that exceeded 10% of our net sales during the periods covered by this report.

Gross Profit

Our gross profit was $350.0 million in fiscal 2004, $352.2 million in fiscal 2003 and $286.7 million in fiscal 2002.  Gross profit as a percent of sales was 50.0% in fiscal 2004, 54.1% in fiscal 2003 and 50.2% in fiscal 2002.

The most significant factors affecting gross profit percentage over the past three fiscal years were:

•                  Improvements in capacity utilization and product absorption, which positively affected gross margin by $10.4 million in fiscal 2004 compared to fiscal 2003, and by $27.1 million in fiscal 2003 compared to fiscal 2002.

•                  $31.8 million in accelerated depreciation and other costs associated with the closure of Fab 1, which negatively affected gross margin, in fiscal 2004.

•                  Increases in non-capitalized expenses in Fab 3 and Fab 4, our non-operational facilities, for portions of the periods covered by this report, which negatively affected gross margin.  Non-capitalized expenses amounted to $18.1 million in fiscal 2004, $13.1 million in fiscal 2003 and $6.4 million in fiscal 2002.

•                  A one-week unpaid shutdown negatively affecting gross profit by $1.7 million in fiscal 2004.  The shutdown occurred in the three months ended September 30, 2003 and had a negative impact on gross profit due to the fact that certain fixed costs including depreciation, utilities, property taxes and other ongoing costs continued when the factory was shut down.  There were no shutdowns in fiscal 2003.  There were three shutdowns in fiscal 2002, that negatively affected gross profit by a total of $5.0 million.  Two of the fiscal 2002 shutdowns were unpaid which lessened the unfavorable impact on gross profit.

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

•                  fluctuations in the product mix of proprietary microcontroller and analog products and related Serial EEPROM products, and

•                  inventory write-offs and the sale of inventory that was previously written off.

During fiscal 2002, we operated at approximately 70% of our cumulative total Fab 1 and Fab 2 capacity due to capacity reductions implemented in the March 2001 quarter and one-week plant shutdowns in each quarter of fiscal 2002.  Our overall gross margins in fiscal 2002 were negatively impacted by these actions due to the relatively high fixed costs inherent in our wafer fabrication manufacturing.  During fiscal 2003, we operated at approximately 85% of our cumulative total Fab 1 and Fab 2 capacity, which favorably impacted gross margins, compared to fiscal 2002.  During fiscal 2004, we operated at approximately 91% of our Fab 2 capacity, which favorably impacted gross margins, compared to fiscal 2003.  We are in the early stages of ramping our production activities at Fab 4.

The process technologies utilized impact our gross margins.  Fab 2 currently utilizes various manufacturing process technologies, but predominantly utilizes our 0.5 to 1.0 micron processes.  Fab 4 currently utilizes our 0.5 micron process technology.  We continue to transition products to more advanced process technologies to reduce future manufacturing costs.  Since the closure of Fab 1 in June 2003, all of our production has been on 8-inch wafers.  In fiscal 2002 and fiscal 2003, approximately 80% of our production was on 8-inch wafers.

Our overall inventory levels were $94.5 million at March 31, 2004, compared to $102.3 million at March 31, 2003 and $88.6 million at March 31, 2002.  We had 101 days of inventory on our balance sheet at March 31, 2004, compared to 128 days at March 31, 2003 and 110 days at March 31, 2002.

We anticipate that our gross margins will fluctuate over time, driven primarily by the overall product mix of microcontroller, analog and interface and memory products and the percentage of net sales of each of these products in a particular quarter, as well as manufacturing yields, fixed cost absorption, wafer fab loading levels and competitive and economic conditions.

The foregoing statements relating to our transition to more advanced process technologies to reduce future manufacturing costs and the fluctuation of gross margins over time are forward-looking statements.  Actual results could differ materially because of the following factors, among others: changes in demand for our products and the products of our customers; fluctuations in production yields, production efficiencies and overall capacity utilization; changes in capacity utilization; absorption of fixed costs, labor and other direct manufacturing costs; competition and competitive pressure on pricing; disruptions in commercial activities, or international transport or delivery occasioned by terrorist activity, armed conflict, war or an unexpected increase in the price of, or decrease in the supply of, oil resulting in reduced end-user purchases relative to expectations; impact of events outside the United States, such as the business impact of fluctuating currency rates or unrest or political instability; our ability to increase manufacturing capacity as needed; cost and availability of raw materials; changes in product mix; and other general industry, economic and political conditions.

At March 31, 2004, approximately 71% of our assembly requirements were being performed in our Thailand facility, compared to approximately 77% as of March 31, 2003 and approximately 53% at March 31, 2002.  Third-party contractors located throughout Asia perform the balance of our assembly operations.  Substantially all of our test requirements were being performed in our Thailand facility over the last three fiscal years.  As of April 30, 2004, we had substantially completed a 67,000 square foot expansion area at our Thailand facility that, once placed in service, will increase the facility’s test capacity by approximately 80%.  The expansion area is expected to be placed in service in fiscal 2005.  We believe that the assembly and test operations performed at our Thailand facility provide us with significant cost savings when compared to third-party contractor assembly and test costs, as well as increased control over these portions of the manufacturing process.

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

Research and Development (R&D)

R&D expenses for fiscal 2004 were $85.4 million, or 12.2% of sales, compared to $88 million, or 13.5% of sales, for fiscal 2003, and $81.7 million, or 14.3% of sales, for fiscal 2002.  We are committed to investing in new and enhanced products, including development systems software, and in our design and manufacturing process technologies.  We believe these investments are significant factors in maintaining our competitive position.  We expense all R&D costs as incurred.  R&D expenses include expenditures for labor, depreciation, masks, prototype wafers, and expenses for the development of process technologies, new packages, and software to support new products and design environments.

R&D expenses decreased $2.6 million, or 3.0%, for fiscal 2004 over fiscal 2003.  The primary reasons for the dollar decrease in R&D costs in fiscal 2004 compared to fiscal 2003 were reductions in professional services and lower costs associated with product prototyping which were partially offset by increases in labor costs.  R&D expenses increased $6.3 million, or 7.7%, for fiscal 2003 over fiscal 2002.  The primary reason for the dollar increase in R&D costs in fiscal 2003 over fiscal 2002 was increased labor and professional service costs associated with expanding our technical resources and the ongoing R&D expenses acquired as part of the acquisition of PowerSmart, Inc. described at “Special Charges – Fiscal 2003 – PowerSmart In-Process Research and Development Charge,” below at page 34.  R&D expenses would have been higher in fiscal 2002 if we had not implemented unpaid one-week shutdowns in each of the first two quarters of fiscal 2002.

Selling, General and Administrative

Selling, general and administrative expenses for fiscal 2004 were $92.4 million, or 13.2% of sales, compared to $89.4 million, or 13.7% of sales, for fiscal 2003 and $82.6 million, or 14.5% of sales, for fiscal 2002.  Selling, general and administrative expenses include salary expenses related to field sales, marketing and administrative personnel, advertising and promotional expenditures and legal expenses.  Selling, general and administrative expenses also include costs related to our direct sales force and field applications engineers who work in sales offices worldwide to stimulate demand by assisting customers in the selection and use of our products.

Selling, general and administrative expenses increased $3.1 million, or 3.4%, for fiscal 2004 over fiscal 2003.  The primary reasons for the dollar increase in selling, general and administrative expenses in fiscal 2004 over fiscal 2003 were increases in labor costs and travel expenses.  Selling, general and administrative expenses increased $6.7 million, or 8.2%, for fiscal 2003 over fiscal 2002.  The primary reason for the dollar increase in selling, general and administrative costs in fiscal 2003 over fiscal 2002 relate to increased labor costs due to increases in headcount, salaries and bonuses.

Selling, general and administrative expenses fluctuate over time, primarily due to revenue and operating expense investment levels.

Special Charges

The following table presents a summary of special charges for the fiscal years ended March 31, 2004 and 2003.  There were no special charges incurred during fiscal 2002:

	Year Ended March 31,
	2004	2003
	(in thousands)

Fab 3 impairment charge	$—	$41,500
In-process research & development charge	—	9,300
Contract cancellation, severance and other costs related to Fab 1 closure	865	—

Totals	$865	$50,800

Fiscal 2004

Fab 1 Closure and Special Charges

On April 7, 2003, we announced our intention to close our Chandler, Arizona (Fab 1) wafer fabrication facility and integrate certain Fab 1 personnel and processes into our Tempe, Arizona (Fab 2) wafer fabrication facility.  We completed this integration process during the three-month period ended June 30, 2003.  The closure of Fab 1 and the integration of certain Fab 1 personnel into Fab 2 operations resulted in a reduction in force of 207 employees who were either directly involved in our manufacturing operations or provided support to Fab 1.  The detail of the charges incurred related to the closure of Fab 1 that were included in cost of sales for the three-month period ended June 30, 2003 is as follows (amounts in thousands):

Accelerated depreciation for Fab 1	$30,608
Fab 1 related charges including severance, material and other costs	1,147

Total charges in cost of sales	$31,755

For the quarter ended June 30, 2003, operating expense included $1,612,000 of special charges recorded principally for contract cancellation, severance and other costs related to the closure of Fab 1 and other actions.  We incurred $865,000 of such expenditures during fiscal 2004.  We reversed $747,000 of the special charges recorded in the quarter ended June 30, 2003 in the quarter ended December 31, 2003 as a result of a favorable outcome in the settlement of a contract cancellation.

The facility where Fab 1 is located is an integral part of our overall campus in Chandler, Arizona.  Within this same facility resides our wafer probe, mask making and other manufacturing related activities.  The accelerated depreciation that was taken only related to assets used in the wafer fabrication operations at the facility.  We have no specific plans for utilizing the space formerly housing the wafer fabrication operations, and intend to leave it in an idle status.  The property, plant and equipment that was subject to the accelerated depreciation is reflected in the gross and accumulated depreciation carrying values in the property, plant and equipment section of our balance sheet and related footnote disclosures.

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

On August 23, 2002, we acquired Fab 4, a semiconductor manufacturing facility in Gresham, Oregon.  See Note 2 to the Consolidated Financial Statements on page F-10, below.  We decided to purchase Fab 4 instead of bringing Fab 3 to productive readiness because, among other things, the cost of the manufacturing equipment needed to ramp production at Fab 3 over the next several years was significantly higher than the total purchase price of Fab 4, and the time to bring Fab 4 to productive readiness was significantly less than the time required to bring Fab 3 to productive readiness.

After the acquisition of Fab 4 was completed, we undertook an analysis of the potential production capacity at Fab 4.  The results of the production capacity analysis led us to determine that Fab 3’s capacity would not be needed in the foreseeable future and during the September 2002 quarter we committed to a plan to sell Fab 3.  We have retained a third-party broker to market Fab 3 on our behalf.  Accordingly, Fab 3 was classified as an asset held-for-sale as of September 30, 2002 and maintained that classification at March 31, 2004 given management’s continued intent to sell the facility within the next twelve months.

Management determined the value assigned to the assets through various methods including assistance from a third-party appraisal.  The independent third party used the market approach and considered sales of comparable properties in determining the fair value of Fab 3.  The comparable sales included eight properties, including our purchases of Fab 3 in July 2000 and Fab 4 in August 2002.  Based on the results of this appraisal, we recorded an asset impairment charge on Fab 3 of $36.9 million, including estimated costs to sell.  The remaining value of $60.2 million is classified as an asset held-for-sale and is included as a component of other current assets at March 31, 2004.

During the quarter ended September 30, 2002, we also recorded an asset impairment charge of $4.6 million to write-down certain excess manufacturing equipment located at Fab 3 to its net realizable value of $0.2 million.  This manufacturing equipment became “excess” as a result of duplicate equipment acquired in the purchase of Fab 4.  The net realizable value for the excess manufacturing equipment was determined based on management estimates.  Substantially all of the other manufacturing equipment located at Fab 3 has been transferred to and will be used in our other wafer fabrication facilities located in Tempe, Arizona (Fab 2) and Gresham, Oregon (Fab 4).

If actual market conditions are less favorable than those estimated in the appraisal, or if future market conditions deteriorate, the net proceeds from the assets held-for-sale could be less than the amount estimated in the financial statements and additional charges could result prior to or at the time of the sale of Fab 3.  However, as of March 31, 2004 management did not believe that Fab 3 was recorded in excess of its recoverable value based on an assessment of existing market conditions.

PowerSmart In-Process Research and Development Charge

During the quarter ended June 30, 2002, purchased in-process research and development of $9.3 million associated with our acquisition of PowerSmart, Inc. was written off at the date of the acquisition (June 5, 2002) in accordance with FASB Interpretation No. 4, “Applicability of FASB Statement No. 2, Business Combinations Accounted for by the Purchase Method” (FIN 4).  PowerSmart delivered a battery management whole product solution that improves system runtimes with a lower system cost for the user.  Included in the whole product solution is an application tools suite designed to speed up implementation during the user’s development and production.  The acquisition was intended to strengthen our position in battery management applications such as laptop computers, personal digital assistants, cellular telephones, digital cameras and camcorders.

The assets acquired included in-process research and development for which there is no alternative future uses.  Management determined the value assigned to this asset through various methods including assistance from third party appraisal firms in valuing the PowerSmart business.  As of the valuation date, there were 15 projects that were considered to be in process.  The values of the projects were determined based on analyses of estimated cash flows to be generated by the products that are expected to result from the in-process projects.  These cash flows were estimated by forecasting total revenues expected from these products then deducting appropriate operating expenses, cash flow adjustments and contributory asset returns to establish a forecast of the net return on the in-process technology.  These net returns were substantially reduced to take into account the time value of money and the risks associated with the inherent difficulties and uncertainties in achieving commercial readiness.  The above analysis resulted in $9.3 million of value assigned to acquired in-process research and development, which was expensed on the acquisition date in accordance with FASB Interpretation No. 4, “Applicability of FASB Statement No. 2 Business Combinations Accounted for by the Purchase Method.”  We believe the assumptions used in valuing in-process research and development are reasonable, but are inherently uncertain.  Since the date of the purchase, we incurred development costs of approximately $4.1 million related to the acquired in-process research and development, and should the projects continue to move toward commercialization, we estimate that future expenditures could approximate $0.6 million over the next fiscal year.  As of March 31, 2004, four of the in-process research and development projects had been completed, six had been postponed and five projects continue to be in-process.  We expect the six in-process projects to be completed in fiscal 2005 or before.

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

Other Income (Expense)

Interest income in fiscal 2004 increased from interest income in fiscal 2003 as our average invested cash balances were at higher levels in fiscal 2004 compared to fiscal 2003.  Interest income in fiscal 2003 decreased from interest income in fiscal 2002 as our average invested cash balances and the interest rates applicable to our invested cash balances were lower in fiscal 2003 compared to fiscal 2002.

Provision for Income Taxes

Provisions for income taxes reflect tax on our foreign earnings and federal and state tax on our U.S. earnings.  Our effective tax rate was 22.8% in fiscal 2004, 22.3% in fiscal 2003 and 25.5% in fiscal 2002, and is lower than statutory rates in the United States due primarily to lower tax rates at our foreign locations and R&D tax credits.  The decreases in our effective tax rates in fiscal 2004 and fiscal 2003 compared to fiscal 2002 were due to the impairment portion of the special charges in fiscal 2003 and the accelerated depreciation and other charges associated with the closure of Fab 1 in fiscal 2004, which provided an income tax benefit at a greater rate than our historic effective rate given the 40% tax jurisdiction in which the charges occurred.  These charges impacted our effective tax rate for fiscal 2004 by approximately 270 basis points and our effective tax rate for fiscal 2003 by approximately 300 basis points.

As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate.  This process involves estimating our actual current tax exposure, together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes.  These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet.  We must then assess the likelihood that our deferred tax asset will be recovered from future taxable income within the relevant jurisdiction and, to the extent we believe that recovery is not likely, we must establish a valuation allowance.  We have not provided for a valuation allowance because we believe that our deferred tax asset will be recovered from future taxable income.  Should we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.  At March 31, 2004 our gross deferred tax asset was $126.0 million.

Various taxing authorities in the United States and other countries in which we do business are increasing their scrutiny of various tax structures employed by businesses.  Companies of our size and complexity are regularly audited by the taxing authorities in the jurisdictions in which they conduct significant operations.  We are currently under audit by the United States Internal Revenue Service for our fiscal years ended March 31, 1998, 1999, 2000 and 2001.  We believe that we maintain adequate tax reserves to offset any potential tax liabilities that may arise upon audit in the United States and other countries in which we do business.  If such amounts ultimately prove to be unnecessary, the resulting reversal of such reserves would result in tax benefits being recorded in the period the reserves are no longer deemed necessary.  If such amounts ultimately prove to be less than an ultimate assessment, a future charge to expense would be recorded in the period in which the assessment is determined.

Our Thailand manufacturing operations currently benefit from numerous tax holidays that have been granted to us by the Thailand government based on our investments in property, plant and equipment in Thailand.  Although our tax holidays in Thailand partially expired in October 2003, our manufacturing operations in Thailand are being predominantly conducted using equipment that was invested pursuant to tax holidays that do not begin to expire until September 2006.  The expiration of a portion of our tax holiday in Thailand did not have a material impact on our effective tax rate in fiscal 2004.

The foregoing statements regarding the recoverability of our deferred tax asset from our future taxable income, and the adequacy of our tax reserves to offset any potential tax liabilities that may arise upon audit are forward-looking statements.  Actual results could differ materially because of the following factors, among others: current and future tax laws and regulations; taxation rates in geographic regions where we have significant operations; results of any current or future audit conducted by the U.S. Internal Revenue Service or other taxing authorities in the countries in which we do business; and the level of our taxable income and whether our taxable income will be sufficient to utilize our deferred tax asset.

Change in Accounting Principle

We had historically recognized revenue from sales to our Americas, European and multinational Asian distributors at Point of Sale (POS), or when those distributors sell our products to their customers, and, prior to fiscal 2003, we recognized revenue on sales to regional Asian distributors at Point of Purchase (POP), or when we shipped product to these distributors.   Upon shipment, amounts billed to distributors at POS are included as accounts receivable, inventory is relieved, the sale is deferred and the gross margin is reflected as a current liability until the product is sold by the distributor to its customers.

On March 18, 2003, we announced that we would change our revenue recognition policy relating to regional Asian distributors from POP to POS.   We believe that revenue recognition at POS for sales to distributors as our sole revenue recognition policy worldwide is a more reflective measure of end customer demand for our products.  To implement the change in revenue recognition, we recorded the cumulative effect of a change in accounting principle of $11.4 million (net of income taxes of $6.6 million) as of April 1, 2002, the beginning of fiscal 2003.  The cumulative effect of this change in accounting principle was calculated by multiplying the quantity of our inventory that the regional Asia distributors maintained as of April 1, 2002 by the gross margin we would realize on those sales, net of related income tax.  We restated our quarterly results for fiscal 2003 to conform to the change in accounting principle and have included the restated amounts at Note 23 of our Consolidated Financial Statements.

Liquidity and Capital Resources

We had $474.5 million in cash, cash equivalents and short-term investments at March 31, 2004, an increase of $258.0 million from the March 31, 2003 balance. The increase in cash, cash equivalents and short-term investments over this time period is primarily attributable to our cash flows generated from operations.

During fiscal 2004, we maintained an unsecured short-term line of credit with various financial institutions in Asia, which at March 31, 2004 totaled $5 million (U.S. Dollar equivalent).  There were no borrowings under the foreign line of credit as of March 31, 2004, but an allocation of approximately $0.6 million of the available line was made, relating to import guarantees associated with our business in Thailand.  There are no covenants related to the foreign line of credit.

Net cash provided from operating activities was $343.1 million for fiscal 2004, $260.2 million for fiscal 2003 and $178.8 million for fiscal 2002. The increase in cash flow from operations was primarily due to our results of operations after consideration of non-cash special charges, increases in accounts payable and accrued liabilities and decreases in inventory.

Net cash used in investing activities was $267.6 million for fiscal 2004, $376.8 million for fiscal 2003 and $138.7 million in fiscal 2002.  The decrease in cash used in investing activities in fiscal 2004 over fiscal 2003 was primarily due to the purchases of Fab 4 and PowerSmart that occurred in fiscal 2003.

We enter into hedging transactions from time to time in an attempt to minimize our exposure to currency rate fluctuations.  Although none of the countries in which we conduct significant foreign operations have had a highly inflationary economy in the last five years, there is no assurance that inflation rates or fluctuations in foreign currency rates in countries where we conduct operations will not adversely affect our operating results in the future.  There were no hedges outstanding as of March 31, 2004.

Our level of capital expenditures varies from time to time as a result of actual and anticipated business conditions.  Capital expenditures were $63.5 million in fiscal 2004, $265.1 million in fiscal 2003 and $44.7 million in fiscal 2002.  The primary reason for the dollar decrease in capital expenditures in fiscal 2004 compared to fiscal 2003 was a reduced need for additional capital equipment as a result of our purchase of Fab 4 during fiscal 2003.  The primary reasons for the dollar increase in capital expenditures in fiscal 2003 compared to fiscal 2002 were the purchase of Fab 4, other selective investments to increase our manufacturing capacity in response to market demand and our continued investment in R&D equipment.  We currently intend to spend approximately $75 million during the next 12 months to invest in equipment and facilities to maintain, and selectively increase, capacity to meet our currently anticipated needs.

We expect to finance capital expenditures through our existing cash balances and cash flows from operations.  We believe that the capital expenditures anticipated to be incurred over the next 12 months will provide sufficient manufacturing capacity to meet our currently anticipated needs.

Net cash used in financing activities was $24.1 million for fiscal 2004 and $3.1 million for fiscal 2003.  Net cash provided by financing activities was $16.1 million in fiscal 2002.  Proceeds from the sale of stock, the exercise of stock options and employee purchases under our employee stock purchase plan were $53.2 million for fiscal 2004, $31.5 million for fiscal 2003 and $43.8 million for fiscal 2002.  Cash expended for the repurchase of our common stock was $53.9 million in fiscal 2004, $26.5 million in fiscal 2003 and $27.8 million in fiscal 2002.

On August 7, 2002, our Board of Directors authorized the repurchase of up to 2,500,000 shares of our common stock in the open market or in privately negotiated transactions.  As of March 31, 2004, we had repurchased the entire 2,500,000 common share authorization for a total of $59.3 million.  On March 11, 2004, our Board of Directors authorized the repurchase of an additional 2,500,000 shares of our common stock in the open market or in privately negotiated transactions.  As of March 31, 2004, we had repurchased 1,200,100 common shares under this authorization for a total of $31.2 million.  As of March 31, 2004, all but 1,967,508 of the purchased shares under both authorizations had been reissued to fund stock option exercises and purchases under our employee stock purchase plan.  The timing and amount of any future repurchases will depend upon market conditions and corporate considerations.  On April 22, 2004, our Board of Directors authorized the repurchase of up to an additional 2,500,000 shares of our common stock in the open market or in privately negotiated transactions.

On October 28, 2002, we announced that our Board of Directors had approved and instituted a quarterly cash dividend on our common stock.  The initial quarterly dividend of $0.02 per share was paid on December 6, 2003 in the amount of $4.0 million.  We have continued to pay quarterly dividends and have increased the amount of such dividends on a regular basis.  During fiscal 2004, we paid dividends in the amount of $0.113 per share for a total dividend payment of $23.3 million.

We maintained a net shares settled forward contract during the year ended March 31, 2002.  During fiscal 2002, we made a net delivery of 572,645 shares of our common stock.  We also received approximately $14.1 million in connection with an early termination covering 1,650,000 of the shares outstanding under the net shares settled forward contract.  We closed out the net shares settled forward contract in its entirety on January 15, 2002 and made a cash payment of $27.8 million to purchase the remaining 1,610,606 shares outstanding under the contract.  The purchased shares were held as treasury shares and were used to fund stock option exercises and purchases under our employee stock purchase plan through April 9, 2002.

We believe that our existing sources of liquidity combined with cash generated from operations will be sufficient to meet our currently anticipated cash requirements for at least the next 12 months.  However, the semiconductor industry is capital intensive.  In order to remain competitive, we must constantly evaluate the need to make significant investments in capital equipment for both production and research and development.  We may seek additional equity or debt financing from time to time to maintain or expand our wafer fabrication and product assembly and test facilities, or for other purposes.  The timing and amount of any such financing requirements will depend on a number of factors, including demand for our products, changes in industry conditions, product mix, and competitive factors.  There can be no assurance that such financing will be available on acceptable terms, and any additional equity financing would result in incremental ownership dilution to our existing stockholders.

The foregoing statements regarding our anticipated level of capital expenditures over the next 12 months, the nature of such expenditures, the financing and sufficiency of our capital expenditures and our belief that existing sources of liquidity will be sufficient to meet our requirements are forward-looking statements.  Actual results could differ materially because of the following factors, among others: changes in demand for our products and those of our customers; changes in utilization of current manufacturing capacity; unanticipated costs in continuing to ramp production at Fab 4;our ability to increase production at Fab 2; market acceptance of our products and of our customers’ products; the cyclical nature of the semiconductor industry and the markets addressed by our products; the availability and cost of raw materials, equipment and other supplies; actual levels of capital expenditures; the costs and outcome of any litigation involving intellectual property, customer or other issues; the financial condition of our customers and vendors; uninsured losses; and the economic, political and other conditions in the worldwide markets served by us.

Contractual Obligations

The following table summarizes our significant contractual obligations at March 31, 2004, and the effect such obligations are expected to have on our liquidity and cash flows in future periods.  This table excludes amounts already recorded on our balance sheet as current liabilities at March 31, 2004 (dollars in thousands):

	Payments Due by Period
	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years

Operating lease obligations	$7,828	$2,965	$3,703	$1,160	$—
Capital purchase obligations (1)	17,220	17,220	—	—	—
Other purchase obligations and commitments (2)	4,329	3,387	942	—	—
Long-term debt obligations	—	—	—	—	—

Total contractual obligations (3)	$29,377	$23,572	$4,645	$1,160	$—

(1)          Capital purchase obligations represent commitments for construction or purchase or property, plant and equipment.  They are not recorded as liabilities on our balance sheet as of March 31, 2004, as we have not yet received the related goods or taken title to the property.

(2)          Other purchase obligations and commitments include payments due under various types of licenses.

(3)          Total contractual obligations do not include contractual obligations recorded on the balance sheet as current liabilities, or certain purchase obligations as discussed below.

Purchase orders or contracts for the purchase of raw materials and other goods and services are not included in the table above.  We are not able to determine the aggregate amount of such purchase orders that represent contractual obligations, as purchase orders may represent authorizations to purchase rather than binding agreements.  For the purpose of this table, contractual obligations for purchase of goods or services are defined as agreements that are enforceable and legally binding on Microchip and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction.  Our purchase orders are based on our current manufacturing needs and are fulfilled by our vendors with short time horizons.  We do not have significant agreements for the purchase of raw materials or other goods specifying minimum quantities or set prices that exceed our expected requirements for three months.  We also enter into contracts for outsourced services; however, the obligations under these contracts were not significant and the contracts generally contain clauses allowing for cancellation without significant penalty.

The expected timing of payment of the obligations discussed above is estimated based on current information.  Timing of payments and actual amounts paid may be different depending on the time of receipt of goods or services or changes to agreed-upon amounts for some obligations.

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

Recently Issued Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,” which addresses consolidation by business enterprises of variable interest entities (“VIEs”) either:  (1) that do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) in which the equity investors lack an essential characteristic of a controlling financial interest.  In December 2003, the FASB completed deliberations of proposed modifications to FIN 46 (“Revised Interpretations”) resulting in multiple effective dates based on the nature as well as the creation date of the VIE.  VIEs created after January 31, 2003, but prior to January 1, 2004, may be accounted for either based on the original interpretation or the Revised Interpretations.  For VIEs created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period ending after December 15, 2003.  Certain disclosures are effective immediately.  VIEs created after January 1, 2004 must be accounted for under the Revised Interpretations.  We currently have no contractual relationship or other business relationship with a variable interest entity and therefore the adoption of FIN No. 46 did not have an effect on the consolidated financial position, results of operations or cash flows.

In April 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” which is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003.  SFAS No. 149 clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as discussed in SFAS No. 133, clarifies when a derivative contains a financing component, amends the definition of an “underlying” to conform it to the language used in FASB Interpretation No. 45, “Guarantor Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” and amends certain other existing pronouncements.  We do not have any derivative financial instruments.  The adoption of SFAS No. 149 did not have any impact on our consolidated balance sheets or statements of operations, shareholders’ equity and cash flows.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.”  This Statement requires that certain instruments that were previously classified as equity on a company’s statement of financial position now be classified as liabilities.  The Statement is effective for financial instruments entered into or modified after May 31, 2003, and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003.  We have no instruments impacted by the adoption of this statement and therefore the adoption of SFAS No. 150 did not have an effect on our consolidated financial position, results of operations or cash flows.

Item 7A.                          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our investment portfolio, consisting of fixed income securities that we hold on an available-for-sale basis, was $462.9 million as of March 31, 2004, and $208.7 million as of March 31, 2003.  These securities, like all fixed income instruments, are subject to interest rate risk and will decline in value if market interest rates increase.  We have the ability to hold our fixed income investments until maturity and, therefore, we would not expect to recognize any material adverse impact in income or cash flows if market interest rates increase.  The following table provides information about our available-for-sale securities that are sensitive to changes in interest rates.  We have aggregated our available-for-sale securities for presentation purposes since they are all very similar in nature (dollars in thousands):

	Financial instruments mature during the fiscal year ended March 31,
	2005	2006	2007	2008	2009	Thereafter

Available-for-sale securities	$26,550	$196,890	$50,227	$—	$86,699	$8,850

Weighted-average yield rate	1.76%	2.06%	2.24%	—	3.47%	1.07%

We have international operations and are thus subject to foreign currency rate fluctuations.  To date, our exposure related to exchange rate volatility has not been significant.  Approximately 99% of our sales are denominated in U.S. dollars.  At times we maintain hedges of foreign currency exposure of a net investment in a foreign operation.  The amounts of the hedges outstanding as of March 31, 2004 and March 31, 2003 were immaterial.  If foreign currency rates fluctuate by 15% from the rates at March 31, 2004 and March 31, 2003, the effect on our financial position and results of operation would not be material.

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

Item 9.            CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL  DISCLOSURE

Not applicable.

Item 9A.                          CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer, based on the evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, have concluded that, as of March 31, 2004, our disclosure controls and procedures were effective to ensure that the information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.  During the quarter ended March 31, 2004, there were no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART III

Item 10.                            DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information on the members of our Board of Directors is incorporated herein by reference to our proxy statement for the 2004 annual meeting of stockholders under the captions “The Board of Directors,” and “Proposal One – Election of Directors.”

Information on the composition of our audit committee and the members of our audit committee, including information on our audit committee financial expert, is incorporated by reference to our proxy statement for our 2004 annual meeting of stockholders under the caption “The Board of Directors – Committees of the Board of Directors – Audit Committee.”

Information on our executive officers is provided in Item I, Part I of this Form 10-K under the caption “Executive Officers” at page 10, above.

Information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is incorporated herein by reference to our proxy statement for our 2004 annual meeting of stockholders under the caption “Section 16(a) Beneficial Ownership Reporting Compliance.”

Information with respect to our code of ethics that applies to our directors, executive officers (including our principal executive officer and our principal financial and accounting officer) and employees is incorporated by reference to our proxy statement for our 2004 annual meeting of stockholders under the caption “Code of Ethics.”

Item 11.                            EXECUTIVE COMPENSATION

Information with respect to executive compensation is incorporated herein by reference to the information under the caption “Executive Compensation” in our proxy statement for our 2004 annual meeting of stockholders.

Information with respect to director compensation is incorporated herein by reference to the information under the caption “The Board of Directors – Director Compensation” in our proxy statement for our 2004 annual meeting of stockholders.

Information with respect to compensation committee interlocks and insider participation in compensation decisions is incorporated herein by reference to the information under the caption “The Board of Directors – Compensation Committee Interlocks and Insider Participation” in our proxy statement for our 2004 annual meeting of stockholders.

Our Board compensation committee report on executive compensation is incorporated herein by reference to the information under the caption “Executive Compensation – Compensation Committee Report on Executive Compensation” in our proxy statement for our 2004 annual meeting of stockholders.

Information with respect to changes in our cumulative shareholder return on our common stock is incorporated herein by reference to the information under the caption “Performance Graph” in our proxy statement for our 2004 annual meeting of stockholders.

Item 12.                            SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information with respect to securities authorized for issuance under our equity compensation plans is incorporated herein by reference to the information under the caption “Executive Compensation – Equity Compensation Plan Information” in our proxy statement for our 2004 annual meeting of stockholders.

Information with respect to security ownership of certain beneficial owners and management is incorporated herein by reference to the information under the caption “Security Ownership of Principal Stockholders, Directors and Executive Officers” in our proxy statement for our 2004 annual meeting of stockholders.

Item 13.                            CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Not applicable.

Item 14.                            PRINCIPAL ACCOUNTING FEES AND EXPENSES – INDEPENDENT AUDITORS

The information required by this Item related to principal accountant fees and services as well as related pre-approval policies is incorporated by reference to the information under the caption “Independent Auditors” contained in our proxy statement for our 2004 annual meeting of stockholders.

Item 15.                            EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)          The following documents are filed as part of this Form 10-K:

(2)	Financial Statement Schedules – Applicable schedules have been omitted because information is included in the footnotes to the Financial Statements.

(3)

The Exhibits filed with this Form 10-K or incorporated herein by reference are set  forth in the Exhibit Index appearing on page E-1 hereof, which Exhibit Index is incorporated herein by this reference.

(b)         On January 22, 2004, we filed a report on Form 8-K pursuant to Item 5 related to our press release announcing a cash dividend to stockholders of record on February 12, 2004 and payable on March 5, 2004, and furnished on such report pursuant to Item 12 under Item 7 a press release related to our results for the quarter ended December 31, 2003.

(c)          See Item 15(a)(3) above.

(d)         See “Index to Financial Statements” included under Item 8 to this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MICROCHIP TECHNOLOGY INCORPORATED
(Registrant)

	By:	/s/ Steve Sanghi
Steve Sanghi
President and Chief Executive Officer

Date: June 3, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name and Signature		Title	Date

/s/	Steve Sanghi	Director, President and	June 3, 2004
Steve Sanghi		Chief Executive Officer

/s/	Albert J. Hugo-Martinez	Director	June 3, 2004
Albert J. Hugo-Martinez

/s/	L. B. Day	Director	June 3, 2004
L.B. Day

/s/	Matthew W. Chapman	Director	June 3, 2004
Matthew W. Chapman

/s/	Wade F. Meyercord	Director	June 3, 2004
Wade F. Meyercord

/s/	Gordon W. Parnell	Vice President and Chief Financial	June 3, 2004
Gordon W. Parnell		Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

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

3.1	Restated Certificate of Incorporation of Registrant [Incorporated by reference to Exhibit 3.1 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2002]

3.2

Amended and Restated By-Laws of Registrant, as amended through August 16, 2002 [Incorporated by reference to Exhibit 3.2 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2002]

3.3

Certificate of Ownership and Merger Merging ASIC Technical Solutions, Inc. into Microchip Technology Incorporated [Incorporated by reference to Exhibit 3.3 to Registrant’s Annual Report on Form 10-K dated for the fiscal year ending March 31, 2001.]

3.4

Certificate of Ownership and Merger Merging TelCom Semiconductor, Inc. with and into Microchip Technology Incorporated [Incorporated by reference to Exhibit 3.4 to Registrant’s Annual Report on Form 10-K dated for the fiscal year ending March 31, 2001.]

4.1

Amended and Restated Preferred Shares Rights Agreement, dated as of October 11, 1999, between Registrant and Norwest Bank Minnesota, N.A.,  including the Amended Certificate of Designations, the form of Rights Certificate and the Summary of Rights, attached as exhibits thereto [Incorporated by reference to Exhibit No. 1 to Registrant’s Registration Statement on Form 8-A as filed with the Securities and Exchange Commission as of October 12, 1999]

Exhibit No.	Description

10.1	Form of Indemnification Agreement between Registrant and its directors and certain of its officers [Incorporated by reference to Exhibit No. 10.1 to Registration Statement No. 33-57960]

10.2	Amended and Restated 1989 Stock Option Plan [Incorporated by reference to Exhibit No. 10.14 to Registration Statement No. 33-57960]*

10.3	1993 Stock Option Plan, as Amended through August 16, 2002 [Incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2002]*

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

10.9

Development Agreement dated as of August 29, 1997 by and between Registrant and the City of Chandler, Arizona [Incorporated by reference to Exhibit No. 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1997]

10.11

Development Agreement dated as of July 17, 1997 by and between Registrant and the City of Tempe, Arizona [Incorporated by reference to Exhibit No. 10.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1997]

10.12

Addendum to Development Agreement by and between Registrant and the City of Tempe, Arizona, dated May 11, 2000 [Incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1997]

10.13

1997 Nonstatutory Stock Option Plan, as Amended Through March 3, 2003 [Incorporated by reference to Exhibit 10.13 to Registrant’s Annual Report on Form 10-K dated for the fiscal year ending March 31, 2003.]*

10.14

Form of Notice of Grant For 1997 Nonstatutory Stock Option Plan, with Exhibit A thereto, Form of Stock Option Agreement [Incorporated by reference to Exhibit No. 10.17 to Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 1998]*

10.15	International Employee Stock Purchase Plan as Amended Through March 3, 2003 [Incorporated by reference to Exhibit No. 4.1 to Registration Statement No. 333-103764]*

Exhibit No.	Description

10.16	Form of Enrollment Form For International Employee Stock Purchase Plan [Incorporated by reference to Exhibit No. 10.1 to Registration Statement No. 333-103764]*

10.17	Form of Change Form For International Employee Stock Purchase Plan [Incorporated by reference to Exhibit No. 10.2 to Registration Statement No. 333-103764]*

10.18	Description of Registrant’s Management Incentive Compensation Plan [Incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2002]*

10.19	TelCom Semiconductor, Inc. 1994 Stock Option Plan and forms of agreements thereunder [Incorporated by reference to Exhibit No. 4.1 to Registration Statement No. 333-53876]*

10.20	TelCom Semiconductor, Inc. 1996 Director Option Plan and forms of agreements used thereunder [Incorporated by reference to Exhibit No. 4.2 to Registration Statement No. 333-53876]*

10.21	TelCom Semiconductor, Inc. 2000 Nonstatutory Stock Option Plan and forms of agreements used thereunder [Incorporated by reference to Exhibit 4.4 to Registration Statement No. 333-53876]*

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

10.27

Amendment Dated December 9, 1999 to the Adoption Agreement to the Microchip Technology Incorporated Supplemental Retirement Plan [Incorporated by reference to Exhibit No. 4.1.4 to Registration Statement No. 333-101696]*

10.28

February 3, 2003 Amendment to the Adoption Agreement to the Microchip Technology Incorporated Supplemental Retirement Plan [Incorporated by reference to Exhibit 10.28 to Registrant’s Annual Report on Form 10-K dated for the fiscal year ending March 31, 2003.]*

Exhibit No.	Description

10.29	2001 Employee Stock Purchase Plan, as amended through August 15, 2003 (Incorporated by reference to Exhibit 10.1 to Registration Statement No. 333-109486)*

21.1	Subsidiaries of Registrant

23.1	Consent of Ernst & Young LLP, Independent Registered Accounting Public Firm

24.1

Power of Attorney re:  Microchip Technology Incorporated, the Registrant [Incorporated by reference to Exhibit No. 24.1 to Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 2000]

31	Certifications Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

32	Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Indicates a management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 15(c) of this report.

Annual Report on Form 10-K

Item 8, Item 15(a)(1) and (2), (c) and (d)

INDEX TO FINANCIAL STATEMENTS

CONSOLIDATED FINANCIAL STATEMENTS

EXHIBITS

YEAR ENDED MARCH 31, 2004

MICROCHIP TECHNOLOGY INCORPORATED

AND SUBSIDIARIES

CHANDLER, ARIZONA

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES

i

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Microchip Technology Incorporated

We have audited the accompanying consolidated balance sheets of Microchip Technology Incorporated and subsidiaries as of March 31, 2004 and 2003 and the related consolidated statements of income, stockholders’ equity and other comprehensive income, and cash flows for each of the three years in the period ended March 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Microchip Technology Incorporated and subsidiaries at March 31, 2004 and 2003 and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 31, 2004, in conformity with U.S. generally accepted accounting principles.

As described in Note 1 to the consolidated financial statements, the Company changed its method of accounting for sales to Asian regional distributors effective April 1, 2002.

/s/ Ernst & Young LLP

Phoenix, Arizona
April 19, 2004

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	March 31, 2004	March 31, 2003
ASSETS
Cash and cash equivalents	$105,334	$53,909
Short-term investments	369,216	162,602
Accounts receivable, net	109,231	95,387
Inventories	94,514	102,344
Prepaid expenses	6,884	6,487
Deferred tax assets	126,046	116,481
Other current assets	72,720	71,899
Total current assets	883,945	609,109

Property, plant and equipment, net	689,206	767,933
Goodwill	32,346	32,346
Intangible assets, net	9,698	10,830
Other assets	6,948	8,057

Total assets	$1,622,143	$1,428,275

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$61,184	$34,143
Accrued liabilities	124,051	109,999
Deferred income on shipments to distributors	84,816	70,988
Total current liabilities	270,051	215,130

Pension accrual	871	1,008
Deferred tax liability	30,704	33,188

Stockholders’ equity:

Preferred stock, $.001 par value; authorized 5,000,000 shares; no shares issued or outstanding.	—	—
Common stock, $.001 par value; authorized 450,000,000 shares; issued 208,556,546 and outstanding 206,589,038 shares at March 31, 2004; issued 203,744,801 and outstanding 203,432,946 shares at March 31, 2003;	207	203
Additional paid-in capital	558,354	486,315
Accumulated other comprehensive income	733	—
Retained earnings	813,307	699,366
Less shares of common stock held in treasury at cost; 1,967,508 shares at March 31, 2004 and 311,855 shares at March 31, 2003.	(52,084)	(6,935)
Net stockholders’ equity	1,320,517	1,178,949

Total liabilities and stockholders’ equity	$1,622,143	$1,428,275

See accompanying notes to consolidated financial statements

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

	Year Ended March 31,
	2004	2003	2002

Net sales	$699,260	$651,462	$571,254
Cost of sales	349,301	299,227	284,518
Gross profit	349,959	352,235	286,736

Operating expenses:
Research and development	85,389	87,963	81,650
Selling, general and administrative	92,411	89,355	82,615
Special charges	865	50,800	—
	178,665	228,118	164,265

Operating income	171,294	124,117	122,471

Other income (expense):
Interest income	4,888	3,837	4,911
Interest expense	(249)	(493)	(567)
Other, net	1,963	871	376

Income before income taxes	177,896	128,332	127,191

Income tax provision	40,634	28,657	32,377

Income before cumulative effect of change in accounting principle	137,262	99,675	94,814

Cumulative effect of change in accounting principle, net of income tax benefit of $6,645	—	11,443	—

Net income	$137,262	$88,232	$94,814

Basic net income per share:
Before cumulative effect of change in accounting principle	$0.67	$0.49	$0.48
Cumulative effect of change in accounting principle	—	(0.05)	—
Net income	$0.67	$0.44	$0.48

Diluted net income per share:
Before cumulative effect of change in accounting principle	$0.65	$0.47	$0.45
Cumulative effect of change in accounting principle	—	(0.05)	—
Net income	$0.65	$0.42	$0.45

Dividends declared per common share	$0.113	$0.040	$—

Weighted average common shares outstanding	206,032	202,483	199,184

Weighted average common and potential common shares outstanding	212,172	210,646	208,907

See accompanying notes to consolidated financial statements

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended March 31,
	2004	2003	2002
Cash flows from operating activities:
Net income	$137,262	$88,232	$94,814
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of fixed assets	(1,097)	(555)	(242)
Loss on write-down of fixed assets	—	2,165	—
Cumulative effect of change in accounting principle	—	11,443	—
Special charges:
Accelerated depreciation – Fab 1	30,608	—	—
Fab 1 severance and shutdown charges	598	—	—
Special charges – operating expenses	645	—	—
In-process research and development	—	9,300	—
Fab 3 impairment charge	—	41,500	—
Depreciation and amortization	111,627	111,076	109,039
Deferred income tax benefit	(12,188)	(17,101)	(28,306)
Tax benefit from exercise of stock options	37,639	17,951	18,752
Changes in operating assets and liabilities:
Increase in accounts receivable	(13,844)	(13,520)	(4,204)
Decrease (increase)in inventory	7,357	(13,230)	7,084
Increase (decrease) in deferred income on shipments to distributors	13,828	12,100	(23,306)
Increase (decrease) in accounts payable and accrued liabilities	30,901	13,129	(52)
Change in other assets and liabilities	(256)	(2,303)	5,247

Net cash provided by operating activities	343,080	260,187	178,826

Cash flows from investing activities:
Purchases of short-term investments	(1,291,676)	(1,078,925)	(558,459)
Sales and maturities of short-term investments	1,085,934	1,023,373	463,871
Investment in other assets	(700)	(6,032)	—
Proceeds from sale of assets	2,329	608	537
Purchase of Fab 4	—	(184,717)	—
PowerSmart acquisition, net of cash acquired	—	(50,674)	—
Capital expenditures	(63,507)	(80,387)	(44,690)

Net cash used in investing activities	(267,620)	(376,754)	(138,741)

Cash flows from financing activities:
Payment of cash dividend	(23,321)	(8,129)	—
Repurchase of common stock	(53,864)	(26,520)	(27,777)
Proceeds from sale of stock	53,150	31,528	43,842

Net cash (used in) provided by financing activities	(24,035)	(3,121)	16,065

Net increase (decrease) in cash and cash equivalents	51,425	(119,688)	56,150

Cash and cash equivalents at beginning of period	53,909	173,597	117,447

Cash and cash equivalents at end of period	$105,334	53,909	$173,597

Supplemental disclosure of non-cash financing and investing activities:

Net share settlement delivery of shares	$—	$—	$10,117

See accompanying notes to consolidated financial statements

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND OTHER COMPREHENSIVE INCOME

(in thousands)

	Common Stock and Additional Paid-in Capital		Common Stock held in Treasury		Accumulated Other Comprehensive	Retained	Net Stockholders’
	Shares	Amount	Shares	Amount	Income	Earnings	Equity

Balance at March 31, 2001	196,347	$418,408	—	$—	$—	$524,440	$942,848

Exercise of stock options	4,753	22,279	—	—	—	—	22,279
Employee stock purchase plan	568	7,479	—	—	—	—	7,479
Purchase of treasury stock	—	—	1,611	(27,777)	—	—	(27,777)
Net share settled forward	573	14,084	—	—	—	—	14,084
Treasury stock used for new issuances	(1,438)	(24,798)	(1,438)	24,798	—	—	—
Tax benefit from exercise of stock options	—	18,752	—	—	—	—	18,752
Reclassification of Lucent liability	—	3,300	—	—	—	—	3,300
Net and comprehensive income	—	—	—	—	—	94,814	94,814

Balance at March 31, 2002	200,803	459,504	173	(2,979)	—	619,254	1,075,779

Exercise of stock options and assumption of stock options in connection with PowerSmart acquisition	3,565	23,588	—	—	—	—	23,588
Employee stock purchase plan	503	8,511	—	—	—	—	8,511
Purchase of treasury stock	—	—	1,265	(27,063)	—	—	(27,063)
Treasury stock used for new issuances	(1,126)	(23,107)	(1,126)	23,107	—	—	—
Tax benefit from exercise of stock options	—	17,951	—	—	—	—	17,951
Acquisition-related unearned stock compensation, net of $59 of amortization	—	71	—	—	—	—	71
Cash dividend	—	—	—	—	—	(8,120)	(8,120)
Net and comprehensive income	—	—	—	—	—	88,232	88,232

Balance at March 31, 2003	203,745	486,518	312	(6,935)	—	699,366	1,178,949

Exercise of stock options	5,114	44,986	—	—	—	—	44,986
Employee stock purchase plan	477	8,154	—	—	—	—	8,154
Purchase of treasury stock	—	—	2,435	(63,931)	—	—	(63,931)
Treasury stock used for new issuances	(780)	(18,782)	(780)	18,782	—	—	—
Tax benefit from exercise of stock options	—	37,639	—	—	—	—	37,639
Unearned compensation amortization	—	46	—	—	—	—	46
Cash dividend	—	—	—	—	—	(23,321)	(23,321)
Components of other comprehensive income:
Net Income	—	—	—	—	—	137,262	137,262
Net unrealized gains on available-for-sale investments, net of $139 of tax	—	—	—	—	733	—	733
Total comprehensive income	—	—	—	—	—	—	137,995
Balance at March 31, 2004	208,556	$558,561	1,967	$(52,084)	$733	$813,307	$1,320,517

See accompanying notes to consolidated financial statements

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2004

1.                                      SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Microchip develops and manufactures specialized semiconductor products used by its customers for a wide variety of embedded control applications.  Microchip’s product portfolio comprises the PICmicro® field–programmable RISC microcontrollers, which serve 8 and 16-bit embedded control applications, and a broad spectrum of high-performance linear and mixed-signal, power management and thermal management devices.  Microchip also offers complementary microperipheral products including interface devices, Serial EEPROMs, and application-specific standard products (ASSPs).  This synergistic product portfolio targets thousands of applications and a growing demand for high-performance designs in the automotive, communications, computing, consumer and industrial control markets.

Principles of Consolidation

The consolidated financial statements include the accounts of Microchip Technology Incorporated and its wholly-owned subsidiaries (“Microchip” or the “Company”).  The Company does not have any subsidiaries in which it does not own 100% of the outstanding stock.  All of the Company’s subsidiaries are included in the consolidated financial statements.  All significant intercompany accounts and transactions have been eliminated in consolidation.

Change in Accounting Principle

On March 18, 2003, the Company announced that it would change its revenue recognition policy relating to regional Asian distributors from Point of Purchase (POP), or when the Company ships product to these distributors, to Point of Sale (POS), or when those distributors sell the Company’s products to their customers.  The change in accounting principle is preferable because: (i) it better reflects the substance of end customer demand for the Company’s products, and will better focus the Company on, and allow investors to better understand, end user demand trends for its products; (ii) it provides uniformity in the revenue recognition policy of the Company; and (iii) the new accounting method is consistent with other companies in the semiconductor industry and, therefore, provides greater comparability in the presentation of financial results among the Company and its peers.  To implement the change in revenue recognition, the Company recorded a cumulative effect of change in accounting principle charge of $11.4 million (net of income taxes of $6.6 million) as of April 1, 2002.

Revenue Recognition

The Company recognizes revenue from product sales upon shipment to OEMs.  For sales recorded upon shipment, the Company records reserves for estimated customer returns.  Distributors worldwide generally have broad rights to return products and price protection rights, so the Company defers revenue recognition until the distributor sells the product to their customer.  The Company reduces product pricing through price protection based on market conditions, competitive considerations and other factors.  Price protection is granted to third-party distributors on the inventory that they have on hand at the date the price protection is offered.  When the Company reduces the price of its products, it allows the distributor to claim a credit against its outstanding accounts receivable balances based on the new price of the inventory it has on hand as of the date of the price reduction.  There is no revenue impact from the price protections.  The Company also grants certain credits to its third-party distributors.  The credits are granted to the distributors on specially identified pieces of the distributors’ business to allow them to earn a competitive gross margin on the sale of the Company’s products to their end customers.  The credits are on a per unit basis and are not given to the distributor until they provide information regarding the sale to their end customer.  The effect of granting these credits establishes the net selling price from the Company to its distributors for the product and results in the net revenue recognized by the Company when the product is sold by the distributors to their end customers.  Upon shipment, amounts billed to distributors are included as accounts receivable, inventory is relieved, the sale is deferred and the gross margin is reflected as a current liability until the product is sold by the distributor to its customers or returned.

Product Warranty

The Company generally sells products with a limited warranty of product quality and a limited indemnification of customers against intellectual property infringement claims related to the Company’s products.  The accrual and the related expense for known issues were not significant as of and for the fiscal years presented.  Due to product testing, the short time between product shipment and the detection and correction of product failures, and a low historical rate of payments on indemnification claims, the accrual based on historical activity and the related expense were not significant as of and for the fiscal years presented.

Research and Development

Research and development costs are expensed as incurred.  Research and development expenses include expenditures for labor, masks, prototype wafers, and expenses for development of process technologies, new packages, and software to support new products and design environments.

Advertising Costs

The Company expenses all advertising costs as incurred.  Advertising costs were not material in the years ended March 31, 2004, 2003 and 2002.

Foreign Currency Translation and Forward Contracts

The Company’s foreign subsidiaries are considered to be extensions of the U.S. Company and any translation gains and losses related to these subsidiaries are included in other income and expense.  As the U.S. Dollar is utilized as the functional currency, gains and losses resulting from foreign currency transactions (transactions denominated in a currency other than the subsidiaries’ functional currency) are also included in income.  Gains and losses associated with currency rate changes on forward contracts are recorded currently in income.  These gains and losses have historically been immaterial to the Company’s financial statements.

Income Taxes

As part of the process of preparing its consolidated financial statements, the Company is required to estimate its income taxes in each of the jurisdictions in which it operates.  This process involves estimating the Company’s actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes.  These differences result in deferred tax assets and liabilities, which are included within the Company’s consolidated balance sheet.  The Company must then assess the likelihood that its deferred tax assets will be recovered from future taxable income and to the extent it believes that recovery is not likely, it must establish a valuation allowance.  The Company has not provided for a valuation allowance because management currently believes that it is “more likely than not” that its deferred tax assets will be recovered from future taxable income.

Cash and Cash Equivalents

All highly liquid investments, including marketable securities purchased with a remaining maturity of three months or less when acquired are considered to be cash equivalents.

Short-Term Investments

The Company accounts for investments under Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”  The Company’s investments are classified as available-for-sale. The Company defines short-term investments as income yielding securities, which can be readily converted to cash. Short-term investments consist of state student loan bonds, fixed rate annuity contracts, corporate preferred stock and bank certificates of deposits. These investments are carried at cost, which approximates fair value. Realized gains and losses are included in interest income. The cost of securities sold is based upon the specific identification method.

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments, which is included in bad debt expense.  The Company determines the adequacy of this allowance by regularly reviewing the composition of its accounts receivable aging and evaluating individual customer receivables, considering such customer’s financial condition, credit history and current economic conditions.

Inventories

Inventories are valued at the lower of cost or market using the first-in, first-out (FIFO) method.  The Company writes down its inventory for estimated obsolescence or unmarketable inventory in an amount equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions.  If actual market conditions are less favorable than those projected by the Company, additional inventory write-downs may be required.  Inventory impairment charges establish a new cost basis for inventory and charges are not subsequently reversed to income even if circumstances later suggest that increased carrying amounts are recoverable.  In estimating reserves for obsolescence, the Company primarily evaluates estimates of demand over a 12-month period and provides reserves for inventory on hand in excess of the estimated 12-month demand.

Property, Plant and Equipment

Property, plant and equipment are stated at cost.  Major renewals and improvements are capitalized, while maintenance and repairs are expensed when incurred.  The Company’s property and equipment accounting policies incorporate estimates, assumptions and judgments relative to the useful lives of its property and equipment.  Depreciation is provided for assets placed in service on a straight-line basis over the estimated useful lives of the relative assets, which range from 3 to 30 years.  The Company evaluates the carrying value of its property and equipment when events or changes in circumstances indicate that the carrying value of such assets may be impaired.  Asset impairment evaluations are, by nature, highly subjective.

Litigation

The Company’s estimated range of liability related to certain pending litigation is based on claims for which management believes a loss is probable and it can estimate the amount or range of loss.  Because of the uncertainties related to both the amount and range of the loss on the remaining pending litigation, the Company is unable to make a reasonable estimate of the liability that could result from an unfavorable outcome.  As additional information becomes available, the Company will assess the potential liability related to its pending litigation and revise its estimates.

Goodwill

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company does not amortize goodwill.  In lieu of amortization, the Company is required to perform an annual impairment review, and more frequently under certain circumstances.  The goodwill is subjected to this test during the fourth quarter of the Company’s fiscal year.  The Company engages primarily in the design, development, manufacture and marketing of semiconductor products and, as a result, the Company concluded there is one reporting unit.  If the Company determines through the impairment process that goodwill has been impaired, the Company will record the impairment charge in the statement of income.  As of March 31, 2004, there was no impairment charge related to goodwill.  There can be no assurance that future goodwill impairment tests will not result in a charge to earnings.

Impairment of Long-Lived Assets

The Company assesses whether indicators of impairment of long-lived assets are present.  If such indicators are present, the Company determines whether the sum of the estimated undiscounted cash flows attributable to the assets in question is less than their carrying value.  If less, the Company recognizes an impairment loss based on the excess of the carrying amount of the assets over their respective fair values.  Fair value is determined by discounted future cash flows, appraisals or other methods.  If the assets determined to be impaired are to be held and used, the Company recognizes an impairment loss through a charge to operating results to the extent the present value of anticipated net cash flows attributable to the asset are less than the asset’s carrying value, which the Company depreciates over the remaining estimated useful life of the asset.

Equity Derivative Instruments

The Company has utilized a net share settled forward contract for the sale and repurchase of common stock.  Amounts paid and proceeds received from this instrument are recorded as components of additional paid-in capital.  The Company closed out the net shares settled forward contract in its entirety on January 15, 2002.

Stock-Based Compensation

Prior to April 1, 1996, the Company accounted for its stock option plans in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.  As such, compensation expense would be recorded for grants to employees and directors only if, on the date of grant, the current market price of the underlying stock exceeded the exercise price and such expense would be recorded on a straight-line basis over the vesting period.  On April 1, 1996, the Company adopted SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS No. 123”) which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant.  Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in fiscal 1996 and subsequent years as if the fair-value-based method defined in SFAS No. 123 had been applied.  The Company has elected to continue to apply the provisions of APB Opinion No. 25 and to provide the pro forma disclosure provisions of SFAS No. 123.  The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to employee stock benefits, including shares issued under the stock option plans and under the Company’s Employee Stock Purchase Plan (amounts in thousands, except per share data):

	Year Ended March 31,
	2004	2003	2002

Net income, as reported	$137,262	$88,232	$94,814
Deduct: Total stock-based employee compensation expense determined under fair value methods for all awards, net of related tax effects	36,821	36,151	29,407
Pro forma net income	$100,441	$52,081	$65,407
Per share net income:
Basic as reported	$0.67	$0.44	$0.48
Basic, pro forma	$0.49	$0.26	$0.33
Diluted, as reported	$0.65	$0.42	$0.45
Diluted, pro forma	$0.47	$0.25	$0.31
Weighted average shares used in computation:
Basic	206,032	202,483	199,184
Diluted	212,172	210,646	208,907

For purposes of pro forma disclosures, the estimated fair value of stock-based compensation plans and other options is amortized to expense primarily over the vesting period.  See Note 17 for further discussion of the Company’s stock-based employee compensation.

Concentrations of Credit Risk

Financial instruments that potentially subject the company to concentrations of credit risk consist primarily of investments in debt securities and trade receivables.  The Company generally places its investments with high-credit quality counterparties and, by policy, limits the amount of credit exposure to any one counterparty based on the Company’s analysis of that counterparty’s relative credit standing.  Investments in debt securities with original maturities of greater than six months consist primarily of AAA rated financial instruments and counterparties.  The Company’s investments are primarily in direct obligations of the United States government or its agencies.

Concentrations of credit risk with respect to accounts receivable are generally not significant due to the diversity of the Company’s customers and geographic sales areas.  The Company sells its products primarily to OEMs and distributors in the Americas, Europe and Asia.  The company performs ongoing credit evaluations of its customers’ financial condition and requires collateral, primarily letters of credit, as deemed necessary.  No single end customer accounted for 10% or more of the Company’s net sales or accounts receivable balances during the years ended March 31, 2004, 2003 and 2002.  The Company had two distributors that accounted for more than 10% of its net sales in the year ended March 31, 2004.  See Note 19, Geographic Information, for additional information on the Company’s largest distributors.

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

Recently Issued Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,” which addresses consolidation by business enterprises of variable interest entities (“VIEs”) either:  (1) that do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) in which the equity investors lack an essential characteristic of a controlling financial interest.  In December 2003, the FASB completed deliberations of proposed modifications to FIN 46 (“Revised Interpretations”) resulting in multiple effective dates based on the nature as well as the creation date of the VIE.  VIEs created after January 31, 2003, but prior to January 1, 2004, may be accounted for either based on the original interpretation or the Revised Interpretations.  For VIEs created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period ending after December 15, 2003.  Certain disclosures are effective immediately.  VIEs created after January 1, 2004 must be accounted for under the Revised Interpretations.  The Company currently has no contractual relationship or other business relationship with a variable interest entity and therefore the adoption of FIN No. 46 did not have any effect on the consolidated financial position, results of operations or cash flows.

In April 2003, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” which is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003.  SFAS No. 149 clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as discussed in SFAS No. 133, clarifies when a derivative contains a financing component, amends the definition of an “underlying” to conform it to the language used in FASB Interpretation No. 45, “Guarantor Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” and amends certain other existing pronouncements.  The Company does not have any derivative financial instruments.  The adoption of SFAS No. 149 did not have any impact on the Company’s consolidated balance sheets or statements of operations, shareholders’ equity and cash flows.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.”  This Statement requires that certain instruments that were previously classified as equity on a company’s statement of financial position now be classified as liabilities. The Statement is effective for financial instruments entered into or modified after May 31, 2003, and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003.  The Company has no instruments impacted by the adoption of this statement and therefore the adoption of SFAS No. 150 did not have any effect on the consolidated financial position, results of operations or cash flows.

Reclassifications

Certain prior year amounts have been reclassified to conform with the current period presentation.

2.                                      ACQUISITION OF GRESHAM, OREGON WAFER FABRICIATION FACILITY

On August 23, 2002, the Company completed its acquisition of a semiconductor manufacturing complex in Gresham, Oregon.  The Company acquired the facility for $183.5 million in cash plus direct acquisition costs of approximately $1.2 million.  The facility is situated on an approximately 140-acre campus east of Portland and comprises approximately 826,500 square feet.  The facility came equipped with approximately 350 process tools and 170 support tools.  The Company is currently producing 8-inch wafers on its 0.5 micron process technology at the Gresham facility.  The facility also houses offices, meeting rooms and support functions.  The Company began production activities on October 31, 2003 at this facility.  As of March 31, 2004, all of the buildings and supporting facilities were being depreciated as well as the manufacturing equipment that had been placed in service.  All manufacturing equipment that was not being used in production activities was maintained in projects in process.  The lives to be used for depreciating this equipment at this facility will be evaluated at such time as the assets are placed in service.

3.                                      ACQUISITION OF POWERSMART, INC.

On June 5, 2002, the Company completed the acquisition of PowerSmart, Inc. in which the Company acquired all of PowerSmart’s outstanding capital stock and assumed certain stock options for consideration of $54.0 million in cash plus other acquisition-related costs of $1.2 million.  The purchase price was allocated among PowerSmart’s tangible and intangible assets, in-process research and development and goodwill.  Management determined the value assigned to the assets acquired through various methods including assistance from a third-party appraisal.

PowerSmart delivers a battery management whole product solution that improves system runtimes with a lower system cost for the user.  Included in the whole product solution is an application tools suite designed to speed up implementation during the user’s development and production.  The acquisition was intended to strengthen the Company’s position in battery management applications such as laptop computers, personal digital assistants, cellular telephones, digital cameras and camcorders.

The acquisition was accounted for as a purchase business combination in accordance with SFAS No. 141, Business Combinations, and accordingly, the results of PowerSmart’s operations are included in the Company’s consolidated results from the date of the acquisition.  The acquisition was not considered significant under the rules and regulations of the SEC (Rule 3-05 of Regulation S-X).  Proforma financial information is not presented since the historical operating results of PowerSmart were not significant when compared to those of the Company.

The following table summarizes the fair values of the assets acquired and the liabilities assumed at the date of the acquisition (amounts in thousands):

Current assets	$3,315
Property and equipment	462
Other assets	485
In-process research and development	9,300
Core technology	5,200
Other intangible assets	400
Deferred tax assets, net	6,699
Goodwill	32,346
Total assets acquired	58,207
Current liabilities	(1,988)
Other liabilities	(1,000)
Total liabilities assumed	(2,988)
Net assets acquired	$55,219

The amount paid in excess of the fair value of the net tangible assets has been allocated to separately identifiable intangible assets based upon an independent valuation analysis.  An allocation of $9.3 million of the purchase price was assigned to in-process research and development and was written off at the date of the acquisition in accordance with FASB Interpretation No. 4, “Applicability of FASB Statement No. 2, Business Combinations Accounted for by the Purchase Method.”

An allocation of approximately $32.3 million of the purchase price was made to goodwill in accordance with SFAS No. 142, Goodwill and Other Intangible Assets.  PowerSmart was in its early stages of operation and did not have the Company’s capabilities in manufacturing, marketing, sales and distribution, thereby resulting in the Company paying a premium over fair value of tangible and intangible assets acquired.  The Company expects to be able to utilize the acquired technologies in its other products separate from those acquired from PowerSmart.  Goodwill related to the PowerSmart acquisition will not be amortized but will be subject to periodic impairment tests.  None of the goodwill is expected to be deductible for tax purposes.

An allocation of $5.6 million of the purchase price was made to core technology and other identifiable intangible assets and will be amortized over their estimated useful lives of seven years.

The Company records acquisition-related purchase consideration as unearned stock-based compensation in accordance with FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation.”  During the year ended March 31, 2003, the Company recorded unearned stock-based compensation of $130,000.  The unearned stock-based compensation includes the intrinsic value of stock options assumed in connection with the acquisition of PowerSmart that is earned as the employees provide future services.  The compensation is being recognized over the period earned, and the expense is included in the amortization of acquisition-related intangibles and costs.  Amortization of unearned stock compensation was $46,000 in fiscal 2004 and $59,000 in fiscal 2003.

4.                                      SPECIAL CHARGES

The components of special charges are (in thousands):

	Year Ended March 31,
	2004	2003

Fab 3 impairment charge	$—	$41,500
In-process research and development	—	9,300
Contract cancellation, severance and other costs related to Fab 1 closure	865	—

Totals	$865	$50,800

Fiscal 2004

Closure of Fab 1

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

The facility where Fab 1 was located is an integral part of the Company’s overall campus in Chandler, Arizona.  Within this same facility resides the Company’s wafer probe, mask making and other manufacturing related activities.  Consequently it is not possible to abandon or otherwise dispose of this facility.  The accelerated depreciation that was taken only related to assets used in the wafer fabrication operations at the facility.  The Company has no specific plans for utilizing the space formerly housing the wafer fabrication operations, and intends to leave it in an idle state.  The property, plant and equipment that was subject to the accelerated depreciation is reflected in the gross and accumulated depreciation carrying values in the property, plant and equipment section of the Company’s balance sheet and related footnote disclosures.

The Company incurred $865,000 of special charges recorded principally for contract cancellation, severance and other costs related to the closure of Fab 1 and other actions.

Fiscal 2003

Fab 3 Impairment Charge

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 (“SFAS 144”), Accounting for the Impairment or Disposal of Long-Lived Assets, which is applicable to financial statements for fiscal years beginning after December 15, 2001.  SFAS 144 provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that must be met to classify an asset as held-for-sale.  Classification as held-for-sale is an important distinction since such assets are not depreciated and are stated at the lower of book value or fair value less cost to sell.  SFAS 144 was effective for the Company as of April 1, 2002.  In accordance with SFAS 144, the Company recorded a $41.5 million asset impairment charge during the quarter ended September 30, 2002, as described below.

The Company acquired a semiconductor manufacturing facility in Puyallup, Washington, referred to as Fab 3, in July 2000.  The original purchase consisted of semiconductor manufacturing facilities and real property.  It was the

Company’s intention to bring Fab 3 to productive readiness and commence volume production of 8-inch wafers using its 0.7 and 0.5 micron process technologies by August 2001.  The Company delayed its intended production start up at Fab 3 due to deteriorating business conditions in the semiconductor industry during fiscal 2002.  Fab 3 has never been brought to productive readiness.

As is described in Note 2, in August 2002 the Company acquired a semiconductor manufacturing facility in Gresham, Oregon, referred to as Fab 4.  After the acquisition of Fab 4 was completed, the Company undertook an analysis of the potential production capacity at Fab 4.  The results of the production capacity analysis led the Company to determine that Fab 3’s capacity would not be needed in the foreseeable future and during the second quarter of fiscal 2003 the Company committed to a plan to sell Fab 3.  The Company has retained a third-party broker to market Fab 3 on its behalf and is actively seeking potential buyers.  Accordingly, Fab 3 was classified as an asset held-for-sale as of September 30, 2002 and maintained that classification at March 31, 2004 given its continued intent to sell the facility within the next twelve months.

Management determined the value assigned to the assets through various methods including assistance from a third-party appraisal.  The independent third party used the market approach and considered sales of comparable properties in determining the fair value of Fab 3.  The comparable sales included eight properties, including the Company’s purchases of Fab 3 in July 2000 and Fab 4 in August 2002.  Based on the results of this appraisal, the Company recorded an asset impairment charge on Fab 3 of $36.9 million, including estimated costs to sell.  The remaining value of $60.2 million was classified as an asset held-for-sale and is included as a component of other current assets at March 31, 2004.

During the quarter ended September 30, 2002, the Company also recorded an asset impairment charge of $4.6 million to write-down certain excess manufacturing equipment located at Fab 3 to its net realizable value of $0.2 million.  This manufacturing equipment became “excess” as a result of duplicate equipment acquired in the purchase of Fab 4.  The net realizable value for the excess manufacturing equipment was determined based on management estimates.  Substantially all of the other manufacturing equipment located at Fab 3 has been transferred to and will be used in the Company’s other wafer fabrication facilities located in Tempe, Arizona (Fab 2) and Gresham, Oregon (Fab 4).

If actual market conditions are less favorable than those estimated in the appraisal, or if future market conditions deteriorate, the net proceeds from the assets held-for-sale could be less than the amount estimated in the financial statements and additional charges could result prior to or at the time of the sale of Fab 3.  However, on March 31, 2004 management does not believe that Fab 3 is recorded in excess of its recoverable value based on an assessment of existing market conditions.

PowerSmart In-Process Research and Development Charge

As described in Note 3, on June 5, 2002, the Company completed the acquisition of PowerSmart, Inc. in which Microchip acquired all of PowerSmart’s outstanding capital stock and assumed certain stock options for consideration of $54.0 million in cash plus other acquisition related costs of $1.2 million.  The purchase price was allocated among PowerSmart’s tangible and intangible assets, in-process research and development and goodwill based on management’s consideration of numerous factors including a valuation of these items with the assistance of an independent valuation firm other than the Company’s independent auditors.

An allocation of $9.3 million of the purchase price was assigned to in-process research and development and was written off at the date of the acquisition in accordance with FASB Interpretation No. 4, “Applicability of FASB Statement No. 2, Business Combinations Accounted for by the Purchase Method.”

5.                                      SHORT-TERM INVESTMENTS

The Company’s short-term investments are intended to establish a high-quality portfolio that preserves principal, meets liquidity needs, avoids inappropriate concentrations and delivers an appropriate yield in relationship to the Company’s investment guidelines and market conditions. Short-term investments consist of corporate and various government agency debt securities.  Management classifies the Company’s short-term investments as available-for-sale.  Available-for-sale securities are carried at fair value with unrealized gains and losses reported in stockholders’ equity.  Realized gains and losses and declines in value judged to be other than temporary, if any, are included in operations.  A decline in the market value of any available-for-sale security below cost that is deemed to be other than temporary, results in an impairment in the fair value of the investment.  The impairment is charged to earnings and a new cost basis for the security is established.  Premiums and discounts are amortized or accreted over the life of the related available-for-sale security.  Dividend and interest income are recognized when earned.  The cost of security sold is calculated using the specific identification method.  The following is a summary of available-for-sale securities at March 31, 2004 (amounts in thousands):

	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

State student loan bonds	$15,600	$—	$—	$15,600
Government agency bonds	338,491	872	—	339,363
Municipal bonds	3,706	—	—	3,706
Corporate preferred stock	3,000	—	—	3,000
Fixed rate annuity contracts	7,547	—	—	7,547
	$368,344	$872	$—	$369,216

The following is a summary of available-for-sale securities at March 31, 2003 (amounts in thousands):

	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

State student loan bonds	$109,400	$—	$—	$109,400
Corporate preferred stock	30,375	—	—	30,375
Bank certificates of deposit	15,500	—	—	15,500
Fixed rate annuity contracts	7,327	—	—	7,327
	$162,602	$—	$—	$162,602

During the year ended March 31, 2004, the Company had a gross realized gain of $8,000 on sales of available-for-sale securities.  During the year ended March 31, 2003, the Company did not have any gross realized gains or losses on sales of available-for-sale securities.

The amortized cost and estimated fair value of the available-for-sale securities at March 31, 2004, by maturity, are shown below (amounts in thousands).  Expected maturities can differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties, and the Company views its available-for-sale securities as available for current operations.

	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale
Due in one year or less	$16,547	$3	$—	$16,550
Due after one year and through five years	342,947	869	—	343,816
Due after five years through ten years	—	—	—	—
Due after ten years	8,850	—	—	8,850
	$368,344	$872	$—	$369,216

6.                                      ACCOUNTS RECEIVABLE

Accounts receivable consists of the following (amounts in thousands):

	March 31,
	2004	2003

Trade accounts receivable	$111,548	$98,418
Other	1,493	737
	113,041	99,155

Less allowance for doubtful accounts	3,810	3,768

	$109,231	$95,387

7.                                      INVENTORIES

The components of inventories are as follows (amounts in thousands):

	March 31,
	2004	2003

Raw materials	$9,169	$9,571
Work in process	57,589	60,001
Finished goods	27,756	32,772
	$94,514	$102,344

Inventory impairment charges establish a new cost basis for inventory and charges are not subsequently reversed to income even if circumstances later suggest that increased carrying amounts are recoverable.

8.                                      OTHER CURRENT ASSETS

Other current assets consists of the following (amounts in thousands):

	March 31,
	2004	2003

Assets held for sale	$60,414	$60,460
Income tax receivable	6,862	6,862
Other current assets	5,444	4,577

	$72,720	$71,899

9.                                      PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following (amounts in thousands):

	March 31,
	2004	2003

Land	$33,494	$33,494
Building and building improvements	293,230	196,800
Machinery and equipment	852,087	767,322
Projects in process	145,070	297,745
	1,323,881	1,295,361

Less accumulated depreciation and amortization	634,675	527,428

	$689,206	$767,933

Depreciation and amortization expense attributed to property, plant and equipment was (in thousands) $109.8 million, $109.6 million and $102.0 million for the years ending March 31, 2004, 2003 and 2002, respectively.  In addition to depreciation and amortization expense, accelerated depreciation charges of $30.6 million in the year ended March 31, 2004, related to the Company’s Fab 1 shutdown, are included in cost of sales.

10.                               INTANGIBLE ASSETS

The table below summarizes the gross carrying amounts and accumulated amortization of the Company’s intangible assets (amounts in thousands):

	March 31,
	2004	2003

Developed technology	$13,566	$12,866
Distribution rights	4,804	4,804
	18,370	17,670

Less accumulated amortization	8,672	6,840
	$9,698	$10,830

The Company amortizes intangible assets over their expected useful lives, which range between 1 and 10 years.  The weighted average total amortization period for the Company’s intangible assets at March 31, 2004 was 7 years, consisting of 6 years for developed technology and 10 years for distribution rights.  The following is an expected amortization schedule for the intangible assets for the fiscal years March 31, 2005 through March 31, 2009, absent any future acquisitions or impairment charges (amounts in thousands):

Year Ending March 31,	Projected Amortization Expense

2005	$1,480
2006	1,539
2007	1,556
2008	1,556
2009	1,556

The Company has not recorded any impairment losses associated with the intangible assets acquired.

11.                               ACCRUED LIABILITIES

Accrued liabilities consists of the following (amounts in thousands):

	March 31,
	2004	2003

Income taxes	$91,771	$79,733
Other accrued expenses	32,280	30,266

	$124,051	$109,999

12.                               INCOME TAXES

The provision for income taxes is as follows (amounts in thousands):

	Year Ended March 31,
	2004	2003	2002

Current expense:
Federal	$37,452	$32,602	$44,639
State	3,257	2,835	3,882
Foreign	11,974	10,321	12,162

Total current	52,683	45,758	60,683

Deferred expense (benefit):
Federal	(3,667)	(19,892)	(25,494)
State	(319)	(1,730)	(2,217)
Foreign	(8,063)	(2,124)	(595)

Total deferred	(12,049)	(23,746)	(28,306)
Less: deferred tax benefit allocated to cumulative effect of accounting method	—	6,645	—

	$40,634	$28,657	$32,377

The tax benefit associated with the exercise of employee stock options reduced taxes currently payable by $37.6 million, $18.0 million and $18.8 million for the years ended March 31, 2004, 2003 and 2002, respectively.  These amounts were credited to additional paid-in capital in each of the three fiscal years.

The provision for income taxes differs from the amount computed by applying the statutory federal tax rate to income before income taxes.  The sources and tax effects of the differences in the total income tax provision for income before cumulative effect of change in accounting principle are as follows (amounts in thousands):

	Year Ended March 31,
	2004	2003	2002

Computed expected provision	$62,264	$44,916	$44,517

State income taxes, net of federal benefits	1,424	554	1,068

Foreign export sales benefit	(96)	(2,278)	(1,961)

Research and development tax credits	(4,000)	(2,959)	(3,481)

Foreign income taxed at lower than the federal rate	(18,958)	(11,576)	(7,766)

	$40,634	$28,657	$32,377

Pretax income from foreign operations was $136.3 million, $108.2 million and $92.2 million for the years ended March 31, 2004, 2003 and 2002, respectively.  Unremitted foreign earnings that are considered to be permanently invested outside the United States, and on which no deferred taxes have been provided, amounted to approximately $604.6 million at March 31, 2004.  Should the Company elect in the future to repatriate a portion of the foreign earnings so invested, the Company would incur income tax expense on such repatriation, net of any available foreign tax credits.  This would result in additional income tax expense beyond the computed expected provision in such periods.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows (amounts in thousands):

	March 31,
	2004	2003
Deferred tax assets:

Intercompany profit in inventory	$10,887	$12,842
Deferred income on shipments to distributors	34,500	25,628
Inventory reserves	1,987	2,137
Net operating loss carryforward	12,531	24,033
Tax credit carryforwards	29,944	26,134
Fab 3 impairment	15,977	16,600
Fab 1 closure and impairment charges	10,421	—
Accrued expenses and other	9,799	9,107
Gross deferred tax assets	126,046	116,481

Deferred tax liabilities:

Property, plant and equipment, principally due to differences in depreciation	(28,958)	(31,259)
Other	(1,746)	(1,929)
Gross deferred tax liability	(30,704)	(33,188)
Net deferred tax asset	$95,342	$83,293

Management believes that the results of future operations will generate sufficient taxable income such that it is “more likely than not” that deferred tax assets will be realized.

On June 5, 2002, the Company acquired all of the outstanding stock of PowerSmart Inc. in a taxable stock acquisition.  As a result of the PowerSmart acquisition, $6.7 million of net deferred tax assets were acquired consisting of a deferred tax asset of $8.8 million relating primarily to net operating loss carryforwards and a deferred tax liability of $2.1 million relating to intangible assets acquired.

At March 31, 2004, the Company had net operating loss carryforwards for federal income tax purposes of approximately $32.5 million, which begin to expire in varying amounts in the years 2018 through 2024.  The net operating loss carryforward includes approximately $20.8 million attributable to the acquisition of PowerSmart.  An analysis of the annual limitation on the utilization of the PowerSmart net operating losses was performed in accordance with Internal Revenue Code Section 382.  It was determined that Section 382 will not limit the use of the PowerSmart net operating losses in full over the carryover period.

At March 31, 2004, the Company had recorded credit carryforwards of approximately $7.4 million for foreign tax credits, $19.0 million for research and development credits, and $3.6 million for alternative minimum tax credits.  The foreign tax credits begin to expire in varying amounts in the years ending March 31, 2006 through March 31, 2007, the research and development credits begin to expire in varying amounts in the years ending March 31, 2011 through March 31, 2024 and the alternative minimum tax credits have no expiration date.

The Company’s Thailand manufacturing operations currently benefit from numerous tax holidays granted to the Company based on its investment in property, plant and equipment in Thailand.  Although the Company’s tax holidays in Thailand partially expired in October 2003, the Company’s manufacturing operations in Thailand are being conducted using equipment that was invested pursuant to tax holidays that do not begin to expire until

September 2006.  The aggregate dollar benefits derived from these tax holidays approximated $45.3 million, $31.4 million and $30.7 million for the years ended March 31, 2004, 2003 and 2002, respectively.  The benefit the tax holiday had on net income per share approximated $0.21, $0.15 and $0.15 for the years ended March 31, 2004, 2003 and 2002, respectively.

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

13.                               CONTINGENCIES

In the ordinary course of its business, the Company is involved in a limited number of legal actions, both as plaintiff and defendant, and could incur uninsured liability in any one or more of them.  Although the outcome of these actions is not presently determinable, the Company believes that the ultimate resolution of these matters will not harm its business.  Litigation relating to the semiconductor industry is not uncommon, and the Company is, and from time to time has been, subject to such litigation.  In the Company’s opinion, based on consultation with legal counsel, as of March 31, 2004, the effect of such matters will not have a material adverse effect on the Company’s financial position.

Microchip Technology Incorporated v. U.S. Philips Corporation, et al. (District of Arizona, 01-CV-2090-PGR).  As previously reported, on October 26, 2001, the Company filed an action in federal district court in Arizona for declaratory relief against U.S. Philips Corporation and Philips Electronics North America Corp. (together “Philips”) requesting that the Court declare, among other matters, that we do not infringe Philips’ U.S. Patent Nos. 4,689,740 and 5,559,502.  The Company initiated legal action so that a determination could be made relating to the validity, enforceability and alleged infringement of, and the Company’s license to, the Philips’ patents.  In response to the Company’s filing the declaratory judgment action in Arizona, Philips filed an action against us in federal district court in New York, alleging infringement of the ‘740 patent and seeking unspecified damages and injunctive relief.  The Arizona court has agreed to retain jurisdiction, and the New York case has been transferred to Arizona.  In response to this development, on December 16, 2002, Philips filed a demand for arbitration in Amsterdam with the International Chamber of Commerce (ICC).  The Company submitted to the ICC Court of Arbitration a jurisdictional objection to proceeding with arbitration pending the outcome of the Arizona litigation.  On May 16, 2003, the ICC declined to address whether arbitration is inappropriate for jurisdictional reasons and instead left the issue as one, which can be brought before the ICC arbitration panel.  On June 13, 2003, the Arizona court granted the Company’s motion to stay the ICC arbitration and proceed with the action in Arizona.  Philips has filed a motion to appeal the Arizona court order staying the ICC arbitration.  On March 2, 2004, the motion to appeal was argued by Philips’ and Microchip’s counsel in the U.S. Court of Appeals for the Federal Circuit.  At this time the ICC arbitration, the appeal of the Arizona court order staying arbitration, and the Arizona declaratory judgment action are all pending.  The Company intends to continue to litigate this matter vigorously.  The Company currently believes that the outcome of this matter will not have a material adverse effect on its consolidated financial position or results of operations.  However, the final outcome of this matter is inherently uncertain, and should the outcome be adverse to the Company, it may be required to pay damages and other expenses and may be subjected to injunctive relief.  The litigation, even if resolved in the Company’s favor, may also result in diversion of management attention and significant legal fees.

14.                               LONG-TERM DEBT

The Company has an unsecured line of credit with a financial institution in Asia for up to $5.0 million (U.S. Dollar equivalent).  This credit line is denominated in U.S. Dollars, bearing interest at the Singapore Interbank Offering Rate (SIBOR) of 1.354% at March 31, 2004 plus 0.75% and expiring in July 2004.  There were no borrowings against this line of credit as of March 31, 2004, but an allocation of $0.6 million of the available line was made, relating to import guarantees associated with the Company’s business in Thailand.  There are no covenants associated with the foreign line of credit.

15.                               STOCKHOLDERS’ EQUITY

Stockholder Rights Plan.  Effective October 11, 1999, the Company adopted an Amended and Restated Preferred Shares Rights Agreement (the “Amended Rights Agreement”).  The Amended Rights Agreement amends and restates the Preferred Share Rights Agreement adopted by the Company as of February 13, 1995 (the “Prior Rights Agreement”).  Under the Prior Rights Agreement, on February 13, 1995, the Company’s Board of Directors declared a dividend of one right (a “Right”) to purchase one one-hundredth of a share of the Company’s Series A Participating Preferred Stock (“Series A Preferred”) for each outstanding share of common stock, $.001 par value, of the Company.  The dividend was payable on February 24, 1995 to stockholders of record as of the close of business on that date.  The Amended Rights Agreement supersedes the Prior Rights Agreement as originally executed.  Under the Amended Rights Agreement, each Right enables the holder to purchase from the Company one one-hundredth of a share of Series A Preferred at a purchase price of seventy four dollars and seven cents ($74.07) (the “Purchase Price”), subject to adjustment.  Under the Amended Rights Agreement, the rights will become exercisable upon the earlier of (i) 10 days following a public announcement that a person or a group of affiliated or associated persons has acquired, or obtained the right to acquire, beneficial ownership of 15% or more of the Company’s outstanding common shares, or (ii) 10 days (or such later date as may be determined by action of the Company’s Board of Directors) following the commencement of, or announcement of an intention to make, a tender offer or exchange offer the consummation of which would result in a beneficial ownership by a person or group of 15% or more of the Company’s outstanding common shares.

Stock Repurchase Activity.  On August 7, 2002, the Company’s Board of Directors authorized the Company to repurchase up to 2,500,000 shares of its common stock in the open market or in privately negotiated transactions.  As of March 31, 2004, the Company had repurchased the entire 2,500,000 common share authorization for $59.3 million.  On March 11, 2004, the Company’s Board of Directors authorized the repurchase of an additional 2,500,000 shares of its common stock in the open market or in privately negotiated transactions.  As of March 31, 2004, the Company had repurchased 1,200,100 common shares under this authorization for $31.7 million.  As of March 31, 2004, all but 1,967,508 of the purchased shares under both authorizations had been reissued to fund stock option exercises and purchases under the Company’s employee stock purchase plan.  During the twelve months ended March 31, 2003, the Company purchased 1,264,700 shares of its common stock for $27.1 million.  During the twelve months ended March 31, 2004, the Company purchased 2,435,400 shares of its common stock for $63.9 million, of which $10.6 million was not paid until April 2004 and is reflected in the March 31, 2004 accounts payable balance.

The Company maintained a net shares settled forward contract for the year ended March 31, 2002.  Under the original terms of this contract, the Company could deliver or receive shares of common stock or cash based on the fair market value of its common stock on periodic settlement dates.  The contract was subsequently amended in fiscal 2001 to only allow the Company to receive cash but to deliver shares or cash based on the fair market value of its common stock on periodic settlement dates.

During the year ended March 31, 2002, the Company made a delivery of 572,645 shares in connection with the net shares settled forward contract.  No shares were received in respect of the net shares settled forward contract for the year ended March 31, 2002.  During the year ended March 31, 2002, the Company received $14.1 million in connection with an early termination covering 1,650,000 of the shares outstanding in the net shares settled forward contract.  All amounts received or delivered under the net shares settled forward contract have been recorded to additional paid-in-capital.  The Company closed out the net shares settled forward contract in its entirety on January 15, 2002 and made a cash payment of $27.8 million to purchase the remaining 1,610,606 shares of its common stock outstanding under the contract.  These shares were recorded as treasury shares.

16.                               EMPLOYEE BENEFIT PLANS

The Company maintains a contributory profit-sharing plan for its domestic employees meeting certain eligibility and service requirements.  The plan qualifies under Section 401(k) of the Internal Revenue Code of 1986, as amended, and allowed employees to contribute up to 20% of their base salary up through March 31, 2002, subject to maximum annual limitations prescribed by the Internal Revenue Service.  The plan was amended as of April 1, 2002 to allow employees to contribute up to 60% of their base salary, subject to maximum annual limitations prescribed by the Internal Revenue Service.  The Company shall make a matching contribution of up to 25% of the first 4% of the participant’s eligible compensation and may award up to an additional 25% under the discretionary match.  All matches are provided on a quarterly basis and require the participant to be an active employee at the end of each quarter.  For the fiscal years ended March 31, 2004, 2003 and 2002, the Company contributions to the plan totaled $1 million, $1 million and $0.7 million, respectively.

The Company’s 2001 Employee Stock Purchase Plan (the “2001 Purchase Plan”) became effective on March 1, 2002.  The Board of Directors approved the 2001 Purchase Plan in May 2001 and the stockholders approved it in August 2001.  Under the 2001 Purchase Plan, eligible employees of the Company may purchase shares of common stock at semi-annual intervals through periodic payroll deductions.  The purchase price in general will be 85% of the lower of the fair market value of the common stock on the first day of any semi-annual offering period or 85% of the fair market value on the semi-annual purchase date.  Depending upon a participant’s entry date into the 2001 Purchase Plan, purchase periods under the 2001 Purchase Plan consist of overlapping periods of either 24, 18, 12 or 6 months in duration.  2,450,000 shares of common stock have been previously reserved for issuance under the 2001 Purchase Plan.  In May 2003, the Board of Directors reserved an additional 975,000 shares of common stock for issuance under the 2001 Purchase Plan, which was approved by the stockholders in August 2003.  In May 2003 and August 2003, the Company’s Board and stockholders approved an annual automatic increase in the number of shares reserved under the 2001 Purchase Plan.  The automatic increase takes effect on January 1, 2005, and on each January 1 thereafter during the term of the plan, and is equal to the lesser of (i) 1,500,000 shares, (ii) one half of one percent (0.5%) of the then outstanding shares of the Company’s common stock, or (iii) such lesser amount as is approved by the Company’s Board of Directors.

Prior to March 1, 2002, the Company maintained an employee stock purchase plan that allowed eligible employees of the Company to purchase shares of common stock at semi-annual intervals through periodic payroll deductions.  The purchase price per share, in general, was 85% of the lower of the fair market value of the common stock on the participant’s entry date into the offering period or 85% of the fair market value on the semi-annual purchase date.  On May 1, 2001, the Board of Directors approved the termination of this employee stock purchase plan immediately following the close of the February 2002 purchase period.  During the term of this employee stock purchase plan, 12,957,750 shares of common stock were reserved for issuance, and through the February 2002 purchase period, 12,717,729 shares had been issued under this employee stock purchase plan.

During fiscal 1995, a purchase plan was adopted for employees in non-U.S. locations.  Such plan allows for the purchase price per share to be 100% of the lower of the fair market value of the common stock on the beginning or end of the semi-annual purchase plan period.  Since the inception of this purchase plan, 248,593 shares of common stock have been reserved for issuance and 219,064 shares have been issued under this purchase plan.

Effective January 1, 1997, the Company adopted a non-qualified deferred compensation arrangement.  This plan is unfunded and is maintained primarily for the purpose of providing deferred compensation for a select group of highly compensated employees as defined in ERISA Sections 201, 301 and 401.  There are no Company matching contributions made under this plan.

Employees in certain foreign locations are covered by statutory pension plans, none of which are defined benefit plans.  Contributions are accrued based on an actuarially determined percentage of compensation and are funded in amounts sufficient to meet statutory requirements.  Pension expense amounted to $0.1 million, $0.3 million and $0.1 million for the years ended March 31, 2004, 2003 and 2002, respectively.

The Company has a management incentive compensation plan which provides for bonus payments, based on a percentage of base salary, from an incentive pool created from operating profits of the Company, at the discretion of the Board of Directors.  During the year ended March 31, 2004, $1.8 million was charged against operations for this plan.  The Company did not make any payments under its management incentive compensation plan during fiscal 2002 or fiscal 2003.

The Company also has a plan that, at the discretion of the Board of Directors, provides a cash bonus to all employees of the Company based on the operating profits of the Company.  During the years ended March 31, 2004, 2003 and 2002, $2.4 million, $1.8 million and $1.0 million, respectively, were charged against operations for this plan.

17.                               STOCK OPTION PLANS

Under the Company’s stock option plans (the “Plans”), officers, key employees, non-employee directors and consultants may be granted non-statutory stock options to purchase shares of common stock at a price not less than 100% of the fair value of the option shares on the grant date.  Options granted under the Plans vest over the period determined by the Board of Directors at the date of grant, at periods ranging from one year to four years.  The maximum term of options granted under the Plans is 10 years.  The Company did not make any stock option grants to consultants during the years ended March 31, 2004, 2003 and 2002.  At March 31, 2004, there were 17,060,762 shares available for grant under the Plans.  The per share weighted average fair value of stock options granted under the Plans for the years ended March 31, 2004, 2003 and 2002 was $12.06, $15.00 and $10.28, respectively, based on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Year Ended March 31,
	2004	2003	2002

Expected life (years)	5.19	5.00	4.65
Risk-free interest rate	2.90%	2.80%	4.50%
Volatility	70%	71%	71%
Dividend yield	0.48%	0.48%	0%

Under the Plans, 89,943,237 shares of common stock had been reserved for issuance since the inception of the Plans.

The stock option activity is as follows:

	Options Outstanding
	Shares	Weighted Average Exercise Price

Outstanding at March 31, 2001	25,356,033	$10.45

Granted	4,706,454	16.93
Exercised	(4,083,182)	5.41
Canceled	(1,312,494)	17.88

Outstanding at March 31, 2002	24,666,811	12.12

Granted	5,126,899	25.76
Exercised	(3,564,895)	6.47
Canceled	(993,899)	18.11

Outstanding at March 31, 2003	25,234,916	15.45

Granted	4,186,351	20.68
Exercised	(5,114,292)	8.79
Canceled	(947,047)	21.53

Outstanding at March 31, 2004	23,359,928	$17.60

The following table summarizes information about the stock options outstanding at March 31, 2004:

Range Exercise Price			Options Outstanding	Weighted Average Remaining Life	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$0.009	-	$4.987	2,905,065	3.13	$5.54	2,904,273	$5.54
$6.289	-	$10.037	4,095,914	4.24	$8.97	3,820,374	$8.90
$10.407	-	$15.917	3,347,162	6.78	$15.59	1,515,362	$15.21
$16.167	-	$18.480	3,102,797	8.82	$18.40	180,004	$17.26
$18.649	-	$21.000	1,176,928	7.32	$20.21	956,045	$20.22
$21.170	-	$23.389	2,446,140	6.22	$23.25	258,685	$22.84
$23.700	-	$26.806	2,244,059	8.35	$24.92	818,051	$24.64
$27.153	-	$27.153	2,823,012	8.01	$27.15	484,774	$27.15
$27.170	-	$33.790	1,198,210	7.50	$29.19	646,147	$29.12
$35.080	-	$35.080	20,641	9.67	$35.08	0	$0.00
$0.009	-	$35.080	23,359,928	6.46	$17.60	11,583,715	$13.26

At March 31, 2004 and 2003, the number of option shares exercisable was 11,583,432 and 12,093,823, respectively, and the weighted-average exercise price of those options was $13.261 and  $10.48, respectively.

The Company received a tax benefit of (in thousands) $37.6 million, $18.0 million and $18.8 million for the years ended March 31, 2004, 2003 and 2002, respectively, from the exercise of non-qualified stock options and the disposition of stock acquired with incentive stock options or through the Company’s employee stock purchase plan.  For financial reporting purposes, the tax effect of this deduction is accounted for as a credit to additional paid-in capital rather than as a reduction of income tax expense.

18.                               LEASE COMMITMENTS

The Company leases office space, transportation and other equipment under operating leases, which expire at various dates through March 31, 2009.  The future minimum lease commitments under these leases are payable as follows (amounts in thousands):

Year Ending March 31,	Operating Leases

2005	$2,965
2006	2,233
2007	1,470
2008	865
2009	295
Total minimum payments	$7,828

Rental expense under operating leases totaled $5.4 million, $5.7 million and $4.6 million for the years ended March 31, 2004, 2003 and 2002, respectively.

19.                               GEOGRAPHIC INFORMATION

The Company operates in one operating segment and engages primarily in the design, development, manufacture and marketing of semiconductor products.  The Company sells its products to distributors and original equipment manufacturers (OEMs) in a broad range of market segments, performs on-going credit evaluations of its customers and generally requires no collateral.  The Company’s operations outside the United States consist of product assembly and final test facilities in Thailand, sales and support centers and design centers in certain foreign countries.  Domestic operations are responsible for the design, development and wafer fabrication of all products, as well as the coordination of production planning and shipping to meet worldwide customer commitments.  The

Thailand test facility is reimbursed in relation to value added with respect to assembly and test operations and other functions performed, and certain foreign sales offices receive a commission on export sales within their territory.  Accordingly, for financial statement purposes, it is not meaningful to segregate sales or operating profits for the test and foreign sales office operations.  Identifiable assets by geographic area are as follows (amounts in thousands):

	March 31,
	2004	2003

United States	$1,302,782	$1,138,025
Thailand	191,448	182,217
Various	127,913	108,033

Total Assets	$1,622,143	$1,428,275

Sales to unaffiliated customers located outside the United States, primarily in Asia and Europe, aggregated approximately 71%, 71% and 69% of consolidated net sales for the years ended March 31, 2004, 2003 and 2002, respectively.  Sales to customers in Europe represented 28%, 27% and 31% of consolidated net sales for the years ended March 31, 2004, 2003 and 2002, respectively.  Sales to customers in Asia represented 41%, 39% and 35% of consolidated net sales for the years ended March 31, 2004, 2003 and 2002, respectively.  Sales into China, including Hong Kong, represented 14% and 13% of consolidated net sales for the years ended March 31, 2004 and 2003, respectively.  Sales into China did not exceed 10% of the Company’s net sales in fiscal 2002.  Sales into any other individual foreign country did not exceed 10% of the Company’s net sales for any of the years presented.

The Company had two distributors who represented more than 10% of its net sales during fiscal 2004.  The Company’s largest distributor accounted for approximately 13% of its net sales and its second largest distributor accounted for approximately 12% of its net sales in fiscal 2004.  In fiscal 2003 and 2002, the Company had one distributor that accounted for approximately 12% and 13%, respectively, of its net sales.

20.                               FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The Company has entered into certain financial instruments in the normal course of business to reduce its exposure to fluctuations in foreign exchange rates.  These financial instruments include standby letters of credit and foreign currency forward contracts.  When engaging in forward contracts, risks arise from the possible inability of counterparties to meet the terms of their contracts and from movements in securities values, interest rates and foreign exchange rates.  At March 31, 2004 and 2003, the Company held contracts with notional amounts totaling $3.2 million and $2.7 million, respectively, which were entered into and hedged the Company’s foreign currency risk.  The value of the contracts is based on quoted market prices.  The contracts matured in June 2004 and May 2003, respectively.  Unrealized gains and losses as of the balance sheet dates and realized gains and losses for the years ending March 31, 2004, 2003 and 2002 were not material.

21.                               NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share (in thousands except per share amounts):

	Year Ended March 31,
	2004	2003	2002

Net income	$137,262	$88,232	$94,814

Weighted average common shares outstanding	206,032	202,483	199,184

Dilutive effect of stock options	6,140	8,163	9,723

Weighted average common and common equivalent shares outstanding	212,172	210,646	208,907

Basic net income per share	$0.67	$0.44	$0.48
Diluted net income per share	$0.65	$0.42	$0.45

Weighted average shares exclude the effect of antidilutive options.  As of March 31, 2004, 2003 and 2002, the number of options that were antidilutive were 4,532,872, 4,282,029 and 2,943,083, respectively.

The Company had a net shares settled forward contract outstanding during the year ended March 31, 2002.  No shares were received in conjunction with the net shares settled forward contract during the year ended March 31, 2002.  During the year ended March 31, 2002, the Company delivered 572,645 shares in conjunction with the net shares settled forward contract.  During the years ended March 31, 2004 and 2003, the Company purchased 2,435,400 and 1,264,700 shares of common stock, respectively, in open market activities at a total price of $63.9 million and $27.1 million, respectively.  During the years ended March 31, 2002 and 2001, there were no purchases of common stock in open market activities.

Both basic and diluted net income per share incorporate the affects of the Company’s stock repurchase program, shares received and delivered in connection with the net shares settled forward contract and stock purchased in open market transactions as outlined above.

22.                               QUARTERLY RESULTS (UNAUDITED)

The following table presents the Company’s selected unaudited quarterly operating results for eight quarters ended March 31, 2004.  The Company believes that all necessary adjustments have been made to present fairly the related quarterly results (in thousands, except per share amounts):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total

Fiscal 2004

Net sales	$161,283	$168,486	$177,967	$191,524	$699,260
Gross profit	55,521	91,194	97,019	106,225	349,959
Operating income	10,512	47,594	53,852	59,336	171,294
Net income	13,470	36,104	40,843	46,845	137,262
Diluted net income per share	0.06	0.17	0.19	0.22	0.65

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Fiscal 2003

Net sales	$157,544	$166,778	$167,474	$159,666	$651,462
Gross profit	82,367	90,300	92,894	86,674	352,235
Operating income	29,566	3,336	48,141	43,074	124,117
Income before cumulative effect of change in accounting principle	20,759	9,496	36,382	33,038	99,675
Cumulative effect of change in accounting principle	11,443	—	—	—	11,443
Net income	9,316	9,496	36,382	33,038	88,232
Diluted net income per share	0.04	0.05	0.17	0.16	0.42

Refer to Note 4, Special Charges, for an explanation of the unusual and infrequent items that occurred in the applicable fiscal quarters that materially impacted the Company’s operating results.

23.                               SUPPLEMENTAL FINANCIAL INFORMATION

Cash paid for income taxes amounted to $4.6 million, $5.2 million and $12.7 million during the years ended March 31, 2004, 2003 and 2002, respectively.  Cash paid for interest amounted to $0.2 million, $0.5 million and $0.5 million during the years ended March 31, 2004, 2003 and 2002, respectively.  Included in the special charge for the year ended March 31, 2003 was a non-cash amount of $41.5 million, which pertained to the write-down of the Fab 3 fixed assets.

Treasury stock purchases for which settlement has not occurred are included as treasury stock repurchased in shareholders’ equity and accounts payable and amounted to $10.6 million and $0.5 million as of March 31, 2004 and 2003, respectively.

A summary of additions and deductions related to the allowance for doubtful accounts for the years ended March 31, 2004, 2003 and 2002 follows (amounts in thousands):

	Balance at beginning of year	Charged to costs and expenses	Deductions	Balance at end of year
Allowance for doubtful accounts:

2004	$3,768	$250	$(208)	$3,810
2003	3,937	60	(229)	3,768
2002	4,191	58	(312)	3,937

24.                               DIVIDENDS

On October 28, 2002, the Company announced that its Board of Directors had approved and instituted a quarterly cash dividend on its common stock.  The initial quarterly dividend of $0.02 per share was paid on December 6, 2003 in the amount of $4.1 million.  The Company has continued to pay quarterly dividends and has increased the amount of such dividends on a regular basis.  During the year ended March 31, 2004, the Company paid dividends totaling $0.113 per share for a total dividend payment of $23.3 million.

25.                               SUBSEQUENT EVENT (UNAUDITED)

On April 22, 2004, the Company announced that its Board of Directors had authorized the Company to purchase up to an additional 2.5 million shares of its Common Stock in the open market or in privately negotiated transactions.  The Board of Directors previously authorized the Company, on March 11, 2004, to purchase up to 2.5 million shares of its Common Stock.  As of March 31, 2004, the Company had repurchased 1,200,100 shares of the March 11, 2004 authorization for a total of $31.7 million.