Form 10-Q
period 2004-06-30
MICROCHIP TECHNOLOGY INC
filed 2004-08-06
CIK 827054

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004.

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

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.

Yes   ☒     No   ☐

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).

Yes   ☒     No   ☐

Number of shares of common stock, $.001 par value, outstanding as of July 30, 2004: 205,865,693 shares.

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	June 30 2004	March 31 2004
	(Unaudited)	(Note 1)

ASSETS

Cash and cash equivalents	$86,886	$105,334
Short-term investments	451,978	369,216
Accounts receivable, net	112,519	109,231
Inventories	90,575	94,514
Prepaid expenses	6,306	6,884
Deferred tax assets	101,297	126,046
Other current assets	72,274	72,720
Total current assets	921,835	883,945

Property, plant and equipment, net	673,576	689,206
Goodwill	32,346	32,346
Intangible assets, net	9,327	9,698
Other assets	7,625	6,948

Total assets	$1,644,709	$1,622,143

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable	$37,759	$61,184
Accrued liabilities	130,305	124,051
Deferred income on shipments to distributors	93,632	84,816
Total current liabilities	261,696	270,051

Pension accrual	792	871
Deferred tax liability	27,092	30,704

Stockholders’ equity:

Preferred stock, $.001 par value; authorized 5,000,000 shares; no shares issued or outstanding.	—	—
Common stock, $.001 par value; authorized 450,000,000 shares; issued 208,556,546 and outstanding 207,073,600 shares at June 30, 2004; issued 208,556,546 and outstanding 206,589,038 shares at March 31, 2004.	207	207
Additional paid-in capital	551,220	558,354
Accumulated other comprehensive income (loss)	(5,760)	733
Retained earnings	848,840	813,307
Less shares of common stock held in treasury at cost; 1,482,946 shares at June 30, 2004 and 1,967,508 shares at March 31, 2004.	(39,378)	(52,084)
Net stockholders’ equity	1,355,129	1,320,517

Total liabilities and stockholders’ equity	$1,644,709	$1,622,143

See accompanying notes to condensed consolidated financial statements

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

(Unaudited)

	Three Month Ended June 30,
	2004	2003

Net sales	$212,775	$161,283
Cost of sales	91,316	105,762
Gross profit	121,459	55,521

Operating expenses:
Research and development	23,281	21,282
Selling, general and administrative	27,224	22,115
Special charges	21,100	1,612
	71,605	45,009

Operating income	49,854	10,512

Other income (expense):
Interest income	2,920	791
Interest expense	(136)	(54)
Other, net	965	337

Income before income taxes	53,603	11,586

Income tax provision/(benefit)	9,804	(1,884)

Net income	$43,799	$13,470

Basic net income per share	$0.21	$0.07

Diluted net income per share	$0.21	$0.06

Dividends declared per common share	$0.040	$0.024

Weighted average common shares outstanding	206,694	203,903

Weighted average common and potential common shares outstanding	212,964	210,157

See accompanying notes to condensed consolidated financial statements

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months ended June 30,
	2004	2003

Cash flows from operating activities:
Net income	$43,799	$13,470
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of fixed assets	(735)	—
Special charges:
Philips settlement	21,100	—
Accelerated depreciation - Fab 1	—	30,608
Fab 1 severance and shutdown charges	—	763
Special charges - operating expenses	—	1,545
Depreciation and amortization	29,553	28,223
Deferred income taxes	22,299	(5,639)
Tax benefit from exercise of stock options	6,385	3,393
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(3,288)	7,219
Decrease (increase) in inventory	3,939	(6,416)
Increase (decrease) in deferred income on shipments to distributors	8,816	(213)
Decrease in accounts payable and accrued liabilities	(27,661)	(6,669)
Change in other assets and liabilities	268	1,521

Net cash provided by operating activities	104,475	67,805

Cash flows from investing activities:
Purchases of short-term investments	(347,829)	(190,930)
Sales and maturities of short-term investments	257,412	128,579
Proceeds from sale of assets	736	—
Capital expenditures	(13,548)	(10,330)

Net cash used in investing activities	(103,229)	(72,681)

Cash flows from financing activities:
Payment of cash dividend	(8,266)	(4,893)
Repurchase of common stock	(22,820)	(2,513)
Proceeds from sale of common stock	11,392	6,022

Net cash used in financing activities	(19,694)	(1,384)

Net decrease in cash and cash equivalents	(18,448)	(6,260)

Cash and cash equivalents at beginning of period	105,334	53,909

Cash and cash equivalents at end of period	$86,886	$47,649

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  In the opinion of management, all adjustments of a normal recurring nature which are necessary for a fair presentation have been included.  Certain information and footnote disclosures normally included in audited consolidated financial statements have been condensed or omitted pursuant to such SEC rules and regulations.  It is suggested that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2004.  The results of operations for the three months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending March 31, 2005 or for any other period.

Certain reclassifications have been made to conform the prior year amounts to the current period presentation.

(2)                                 Settlement with U.S. Philips Corporation

The Company has reached an agreement in principle with U.S. Philips Corporation and Philips Electronics North America Corp. (together “Philips”) regarding patent license litigation with Philips which has been ongoing for the past several years.  The agreement includes dismissal of the pending litigation and the cross-license of certain patents between Philips and the Company. The Company has recorded a one-time special charge of $21.1 million in the quarter that ended June 30, 2004 associated with this matter.  Pursuant to this cross-license, the Company will license certain of its patents related to 8-pin microcontrollers, and Philips will license its patents related to I2C serial communications, each on fully-paid up, non-royalty bearing worldwide licenses.  The Company anticipates that the definitive settlement agreement related to this matter will be finalized and executed by the end of its fiscal quarter ending September 30, 2004, and that the cash payment will be made by it in such quarter.

(3)                                 Stock-Based Compensation

The Company grants stock options for a fixed number of shares to certain employees and directors with an exercise price equal to the fair market value of the shares at the date of grant.  The Company accounts for stock option grants in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related Interpretations, and, accordingly, recognizes no compensation expense for the stock option grants.

The following table represents the effect on net income and earnings per share (shown in thousands except for per share amounts) if the Company had applied the fair value based method and recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee and director compensation.  For purposes of this pro forma disclosure, the value of the options is estimated using a Black-Scholes option pricing model and amortized ratably to expense over the options’ vesting periods.  Because the estimated value is determined as of the date of grant, the actual value ultimately realized by the employee may be significantly different.

	Three Months Ended June 30,
	2004	2003

Net income, as reported	$43,779	$13,470
Deduct: Total stock-based employee compensation expense determined under fair value methods for all awards, net of related tax effects	7,447	9,606
Pro forma net income	$36,332	$3,864
Net income per share:
Basic as reported	$0.21	$0.07
Basic, pro forma	$0.18	$0.02
Diluted, as reported	$0.21	$0.06
Diluted, pro forma	$0.17	$0.02
Weighted average shares used in computation:
Basic	206,694	203,903
Diluted	212,964	210,157

(4)                                 Short-Term Investments

The Company’s short-term investments are intended to establish a high-quality portfolio that preserves principal, meets liquidity needs, avoids inappropriate concentrations and delivers an appropriate yield in relationship to the Company’s investment guidelines and market conditions. Short-term investments consist of corporate and various government agency debt securities.  Management classifies the Company’s short-term investments as available-for-sale.  Available-for-sale securities are carried at fair value with unrealized gains and losses reported in stockholders’ equity.  Realized gains and losses and declines in value judged to be other than temporary, if any, are included in operations.  A decline in the market value of any available-for-sale security below cost that is deemed to be other than temporary, results in an impairment in the fair value of the investment.  The impairment is charged to earnings and a new cost basis for the security is established.  Premiums and discounts are amortized or accreted over the life of the related available-for-sale security.  Dividend and interest income are recognized when earned.  The cost of a security sold is calculated using the specific identification method.  The following is a summary of available-for-sale securities at June 30, 2004 (amounts in thousands):

	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Government agency bonds	$426,950	$—	$(6,736)	$420,214
Corporate preferred stock	28,125	—	—	28,125
Municipal bonds	3,686	—	(47)	3,639
	$458,761	$—	$(6,783)	$451,978

During the quarters ended June 30, 2004 and June 30, 2003, the Company did not have any gross realized gains or losses on sales of available-for-sale securities.

The amortized cost and estimated fair value of the available-for-sale securities at June 30, 2004, by maturity, are shown below (amounts in thousands).  Expected maturities can differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties, and the Company views its available-for-sale securities as available for current operations.

	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale
Due in one year or less	$1,031	$—	$(8)	$1,023
Due after one year and through five years	429,605	—	(6,775)	422,830
Due after five years through ten years	—	—	—	—
Due after ten years	28,125	—	28,125
	$458,761	$—	$(6,783)	$451,978

(5)                                 Accounts Receivable

Accounts receivable consists of the following (amounts in thousands):

	June 30, 2004	March 31, 2004

Trade accounts receivable	$113,251	$111,548
Other	3,046	1,493
	116,297	113,041
Less allowance for doubtful accounts	3,778	3,810
	$112,519	$109,231

(6)                                 Inventories

The components of inventories consist of the following (amounts in thousands):

	June 30, 2004	March 31, 2004

Raw materials	$8,056	$9,169
Work in process	61,065	57,589
Finished goods	21,454	27,756
	$90,575	$94,514

Inventory impairment charges establish a new cost basis for inventory and charges are not subsequently reversed to income even if circumstances later suggest that increased carrying amounts are recoverable.

(7)                                 Property, Plant and Equipment

Property, plant and equipment consists of the following (amounts in thousands):

	June 30, 2004	March 31, 2004

Land	$33,494	$33,494
Building and building improvements	295,207	293,230
Machinery and equipment	881,240	852,087
Projects in process	123,696	145,070
	1,333,637	1,323,881
Less accumulated depreciation and amortization	660,061	634,675
	$673,576	$689,206

Depreciation and amortization expense attributed to property and equipment was $29.6 million in the three months ended June 30, 2004 and $28.2 million in the three months ended June 30, 2003.  In addition to depreciation and amortization expense, accelerated depreciation charges of $30.6 million in the period ended June 30, 2003, related to our Fab 1 shutdown, are included in cost of sales.

(8)                                 Income Taxes

The income tax provision (benefit) that the Company recorded in the three-month periods ended June 30, 2004 and June 30, 2003 were impacted by special charges.  The following table displays the impact that the special charges had on the income tax provision (benefit) that the Company recorded in the three-month periods ended June 30, 2004 and June 30, 2003 (amounts in thousands):

	Three Months Ended June,
	2004	2003

Income before income taxes	$53,603	$11,586
Special charges:
Cost of sales associated with Fab 1 closure	—	31,755
Fab 1 and other charges	—	1,612
Philips settlement	21,100	—

Total special charges	21,100	33,367
Income before taxes excluding special charges	74,703	44,953
Effective tax rate	24.0%	25.5%
Income tax provision excluding effect of special charges	17,928	11,463
Tax (expense) benefit of special charges at 38.5% and 40%, respectively	8,124	13,347

Income tax provision (benefit)	$9,804	$(1,884)

The special charge incurred during the three-month period that ended June 30, 2004 was associated with a settlement in principle with Philips regarding a litigation matter such charge was incurred in the U.S. and tax effected at the Company’s applicable U.S. federal and state rate of 38.5%.  The special charges incurred during the three-month period that ended June 30, 2003 were associated with the closure of Fab 1 and other restructuring charges which were incurred in the U.S. and tax effected at the Company’s applicable U.S. federal and state tax rate of 40%.

(9)                                 Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income and net unrealized gains (losses) on available-for-sale investments.  The components of other comprehensive income (loss) and related tax effects were as follows:

	Three Months Ended June 30,
	2004	2003

Change in unrealized gains (losses) on investments, net oftax of $1,162 and $0, respectively	$(6,493)	$—

Other Comprehensive Income (Loss)	$(6,493)	$—

(10)                          Net Income Per Share

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended June 30,
	2004	2003

Net income	$43,779	$13,470

Weighted average common shares outstanding	206,694	203,903

Dilutive effect of stock options	6,270	6,254

Weighted average common and potential common shares outstanding	212,964	210,157

Basic net income per share	$0.21	$0.07

Diluted net income per share	$0.21	$0.06

(11)                          Stock Repurchase

On April 22, 2004, the Company announced that its Board of Directors had authorized the Company to purchase up to 2.5 million shares of its common stock in the open market or in privately negotiated transactions.  During the three months ended June 30, 2004, the Company repurchased 452,900 shares of its common stock for $12,210,391.  During the three months ended June 30, 2004, the Company also paid an additional $10,610,170 to settle repurchases of common stock related to orders which were made at the end of the March 2004 quarter for which the settlement date was during the June 2004 quarter.  As of June 30, 2004, all but 1,482,946 of the purchased shares had been reissued to fund stock option exercises and purchases under the Company’s employee stock purchase plan.  During July 2004, the Company repurchased an additional 1,457,600 shares of its common stock for an aggregate of $38,448,406.  The timing and amount of future repurchases will depend upon market conditions and corporate considerations.

(12)                          Dividends

On October 28, 2002, the Company announced that its Board of Directors had approved and instituted a quarterly cash dividend on its common stock.  A quarterly cash dividend of $0.04 per share was paid on June 1, 2004 in the amount of $8,266,513.  A quarterly cash dividend of $0.046 per share was declared on July 16, 2004 and will be paid on September 1, 2004 to shareholders of record as of August 10, 2004.  The Company expects the September 2004 payment of its quarterly cash dividend to be approximately $9.5 million.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations contains certain forward-looking statements that involve risks and uncertainties, including statements regarding our strategy, financial performance and revenue sources.  We use words such as “anticipate,” “believe,” “plan,” “expect,” “future,” “intend” and similar expressions to identify forward-looking statements.  Our actual results could differ materially from the results anticipated in these forward-looking statements as a result of certain factors including those set forth below and under “Additional Factors That May Affect Our Results of Operations,” beginning at page 24.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  You should not place undue reliance on these forward-looking statements.  We disclaim any obligation to update information contained in any forward-looking statement.

We begin our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) with a summary of Microchip’s overall business strategy to give the reader an overview of the goals of our business and the overall direction of our business and products.  This is followed by a discussion of the Critical Accounting Policies and Estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results.  We then discuss our Results of Operations for the three months ended June 30, 2004 compared to the three months ended June 30, 2003.  We then provide an analysis of changes in our balance sheet and cash flows, and discuss our financial commitments in sections titled “Liquidity and Capital Resources,” “Contractual Obligations” and “Off-Balance Sheet Arrangements.”

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

Critical Accounting Policies and Estimates

General

Our discussion and analysis of Microchip’s financial condition and results of operations is based upon our Condensed Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  We review the accounting policies we use in reporting our financial results on a regular basis.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent liabilities.  On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, inventories, income taxes, property plant and equipment, impairment of property, plant and equipment and assets held for sale and litigation.  We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  Results may differ from these estimates due to actual outcomes being different from those on which we based our assumptions.  We review these estimates and judgments on an ongoing basis.  We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements.

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

Income Taxes

As part of the process of preparing our condensed consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate.  This process involves estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes.  These differences result in deferred tax assets and liabilities, which are included within our condensed consolidated balance sheet.  We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income within the relevant jurisdiction and to the extent we believe that recovery is not likely, we must establish a valuation allowance.  We have not provided for a valuation allowance because we believe that it is “more likely than not” that our deferred tax assets will be recovered from future taxable income.  Should we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.  At June 30, 2004, our gross deferred tax asset was $101.3 million.

Various taxing authorities in the United States and other countries in which we do business are increasing their scrutiny of various tax structures employed by businesses.  We believe that we maintain adequate tax reserves to offset any potential tax liabilities that may arise upon audit in these countries.  If such amounts ultimately prove to be unnecessary, the resulting reversal of such reserves would result in tax benefits being recorded in the period the reserves are no longer deemed necessary.  If such amounts ultimately prove to be less than the ultimate assessment, a future charge to expense would be recorded in the period in which the assessment is determined.

The foregoing statements regarding the recoverability of our deferred tax asset and the adequacy of our tax reserves are forward-looking statements.  Actual results could differ materially because of the following factors, among others: results of any current or future audit conducted by the various taxing authorities in the countries in which we do business; the level of our taxable income and whether our taxable income will be sufficient to realize the benefits available from our deferred tax assets; current and future tax laws and regulations; and taxation rates in geographic regions where we have significant operations.

Property, Plant & Equipment

Property, plant and equipment are stated at cost.  Major renewals and improvements are capitalized, while maintenance and repairs are expensed when incurred.  At June 30, 2004, the carrying value of our property and equipment totaled $673.6 million, which represents 41.0% of our total assets.  This carrying value reflects the application of our property and equipment accounting policies, which incorporate estimates, assumptions and judgments relative to the useful lives of our property and equipment.  Depreciation is provided on a straight-line basis over the estimated useful lives of the related assets, which range from five to seven years on manufacturing equipment and approximately 30 years on buildings.

We began production activities at Fab 4 on October 31, 2003.  We began to depreciate the Fab 4 assets as the assets were placed in service for production purposes.  As of June 30, 2004, all of the buildings and supporting facilities were being depreciated as well as the manufacturing equipment that had been placed in service.  All manufacturing equipment at Fab 4 and our other facilities that was not being used in production activities was maintained in projects in process and is not being depreciated until it is placed into service since management believes there is no change to its utility from the present time until it is placed into productive service.  The lives to be used for depreciating this equipment will be evaluated at such time as the assets are placed in service.  We do not believe that the temporary idling of such assets has impaired the estimated life or carrying values of the underlying assets.

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

Litigation

Our current estimated range of liability related to certain pending litigation is based on the probable loss of claims for which we can estimate the amount and range of loss.  Absent the Philips settlement accrual discussed at page 21 below, recorded reserves were not significant at June 30, 2004.

Because of the uncertainties related to both the probability of loss and the amount and range of loss on our pending litigation, we are unable to make a reasonable estimate of the liability that could result from an unfavorable outcome.  As additional information becomes available, we will assess the potential liability related to our pending litigation and revise our estimates.  Revisions in our estimates of the potential liability could materially impact our results of operation and financial position.

Results of Operations

The following table sets forth certain operational data as a percentage of net sales for the periods indicated:

	Three Months Ended June 30,
	2004	2003

Net sales	100.0%	100.0%
Cost of sales	42.9%	65.6%
Gross profit	57.1%	34.4%
Research and development	10.9%	13.2%
Selling, general and administrative	12.8%	13.7%
Special charges	9.9%	1.0%
Operating income	23.4%	6.5%

Net Sales

We operate in one industry segment and engage primarily in the design, development, manufacture and marketing of semiconductor products.  We sell our products to distributors and original equipment manufacturers, referred to as OEMs, in a broad range of market segments, perform on-going credit evaluations of our customers and generally require no collateral.

Our net sales for the quarter ended June 30, 2004 were $212.8 million, an increase of 11.1% from the previous quarter’s sales of $191.5 million, and an increase of 31.9% from net sales of $161.3 million in the quarter ended June 30, 2003.  The increases in net sales in these periods resulted primarily from increased demand across all of our product lines.  Average selling prices for our products were down approximately 10% for the three-month period ended June 30, 2004 over the corresponding period of the previous fiscal year driven primarily by significant increases in the unit volume of our memory products which generally have lower average selling prices than our proprietary products.  The number of units of our products sold were up approximately 49% for the three-month period ended June 30, 2004 over the corresponding period of the previous fiscal year.  The average selling prices and the unit volumes of our sales are impacted by the mix of our products sold.  Key factors in achieving the amount of net sales during the three-month period ended June 30, 2004 include:

•                  continued market share gains;

•                  increasing semiconductor content in our customers’ products;

•                  our new product offerings that have increased our served available market; and

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

Sales by product line for the three months ended June 30, 2004 and June 30, 2003 were as follows (dollars in thousands):

	Three Months Ended June 30 (unaudited)
	2004	%	2003	%

Microcontrollers	$166,691	78.3%	$129,377	80.2%
Memory products	30,139	14.2%	20,143	12.5%
Analog and interface products	15,945	7.5%	11,763	7.3%
Total sales	$212,775	100.0%	$161,283	100.0%

Microcontrollers

Our microcontroller product line represents the largest component of our total net sales.  Microcontrollers and associated application development systems accounted for approximately 78.3% of our total net sales for the three-month period ended June 30, 2004 compared to approximately 80.2% of our total net sales for the three-month period ended June 30, 2003.

Net sales of our microcontroller products increased approximately 28.8% in the three-month period ended June 30, 2004 compared to the three-month period ended June 30, 2003.  This sales increase was primarily due to increased demand for our microcontroller products in end markets, driven principally by market share gains and those factors described on page 15 above.  The end markets that we serve include the automotive, communications, computing, consumer and industrial control markets.

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

Memory Products

Sales of our memory products accounted for approximately 14.2% of our total net sales for the three-month period ended June 30, 2004 compared to approximately 12.5% of our total net sales for the three-month period ended June 30, 2003.

Net sales of our memory products increased approximately 49.6% in the three-month period ended June 30, 2004, compared to the three-month period ended June 30, 2003.  This sales increase was driven primarily by customer demand conditions within the Serial EEPROM market, which products comprise substantially all of our memory product net sales.

Serial EEPROM product pricing has historically been cyclical in nature, with steep price declines followed by periods of relative price stability, driven by changes in industry capacity at different stages of the business cycle.  We experienced modest pricing declines in our Serial EEPROM product lines during the first three quarters of fiscal 2004.  In the fourth quarter of fiscal 2004 and the first quarter of fiscal 2005, pricing of our Serial EEPROM product lines were approximately flat.  We have experienced, and expect to continue to experience, varying degrees of competitive pricing pressures in our Serial EEPROM products.  We may be unable to maintain the average selling prices of our Serial EEPROM products as a result of increased pricing pressure in the future, which would adversely affect our operating results.

Analog and Interface Products

Sales of our analog and interface products accounted for approximately 7.5% of our total net sales for the three-month period ended June 30, 2004, compared to approximately 7.3% of our total net sales for the three-month period ended June 30, 2003.

Net sales of our analog and interface products increased approximately 35.6% in the three-month period ended June 30, 2004 compared to the three-month period ended June 30, 2003.  This sales increase was primarily due to increased demand for our analog and interface products in end markets, driven principally by market share gains and those factors described on page 15 above.

Analog and interface products can be proprietary or non-proprietary in nature.  Currently, we consider more than half of our analog and interface product mix to be proprietary in nature, where prices are relatively stable, similar to the pricing stability experienced in our microcontroller products.  The non-proprietary portion of our analog and interface business will experience price fluctuations, driven primarily by the current supply and demand for those products.  During fiscal 2004 and the first quarter of fiscal 2005, our pricing of our non-proprietary analog and interface products moderately increased compared to prices at the end of fiscal 2003.  We may be unable to maintain the average selling prices of our analog and interface products as a result of increased pricing pressure in the future, which would adversely affect our operating results.  We anticipate the proprietary portion of our analog and interface products will increase over time.

Turns Orders

Our net sales in any given quarter depend upon a combination of shipments from backlog and orders received in that quarter for shipment in that quarter, which we refer to as turns orders.  We measure turns orders at the beginning of a quarter based on the orders needed to meet the revenue target that we set entering the quarter.  We have emphasized our ability to respond quickly to customer orders as part of our competitive strategy, resulting in customers placing orders with short delivery schedules.  Shorter lead times generally mean that turns orders as a percentage of our business are relatively high in any particular quarter and reduces our backlog visibility on future product shipments.  Turns orders correlate to product lead times, which extended during the second half of fiscal 2004 for many of our products.  During the first quarter of fiscal 2005, product lead times stabilized at the approximate levels of the prior quarter.  With current lead times moderately extended from their levels of the past several years for many of our products, customers generally have placed orders with us that extend beyond their immediate requirements.

The percentage of turns orders in any given quarter is dependent on overall semiconductor industry conditions and product lead times.  During the first three quarters of fiscal 2004, our turns orders were at the high end of the range that we have experienced over the last several years.  However, as product lead times extended in the last half of fiscal 2004 and into the first quarter of fiscal 2005, we began to have improved visibility and a reduction in the percentage of turns order required to meet our revenue targets.

Even with improved visibility, turns orders are difficult to predict, and we may not experience the combination of turns orders and shipments from backlog in a quarter that would be sufficient to achieve anticipated net sales.  If we do not achieve a sufficient level of turns orders in a particular quarter, our net sales and operating results will suffer.

The foregoing statements regarding competitive pricing pressure in our microcontroller, Serial EEPROM and analog and interface product lines, our ability to moderate future average selling price declines in our microcontroller product lines and the proprietary portion of our analog and interface product lines increasing over time are forward-looking statements.  Actual results could differ materially because of the following factors, among others: the level of orders that are received and can be shipped in a quarter; changes in demand for our products and the products of our customers; the level and timing at which previous design wins become actual orders and sales; inventory mix and timing of customer orders; customers’ inventory levels, order patterns and seasonality; level of sell-through of our products through distribution in any particular fiscal period; our ability to ramp products into volume production; the efffects of competition and competitive pressures on pricing and product availability; disruptions in commercial activities, or international transport or delivery occasioned by terrorist activity, armed conflict, war or an unexpected increase in the price of, or decrease in the supply of, oil; impact of events outside the United States, such as the business impact of fluctuating currency rates or unrest or political instability; the cyclical nature of both the semiconductor industry and the markets addressed by our products; market acceptance of our new products and those of our customers;  changes in product mix; and general industry, economic and political conditions.

Distribution

Distributors accounted for approximately 66% of our net sales in the three-month period ended June 30, 2004 and 64% of our net sales in the three-month period ended June 30, 2003.

Our two largest distributors together accounted for approximately 26% of our net sales in the three-month period ended June 30, 2004 and approximately 25% of our net sales in the three-month period ended June 30, 2003.

Generally, we do not have long-term agreements with our distributors and we, or our distributors, may terminate our relationships with each other with little or no advanced notice.  The loss of, or the disruption in the operations of, one or more of our distributors could reduce our future net sales in a given quarter and could result in an increase in inventory returns.

At June 30, 2004, distributors were maintaining an average of approximately 2.3 months of inventory of our products.  Over the past three fiscal years, the months of inventory maintained by our distributors have fluctuated between approximately 2.0 and 2.9 months.  During the last semiconductor industry cycle, months of inventory at our distributors reached a high of approximately 3.3 months.  Thus, inventory levels at our distributors are near the low end of the range we have experienced over the last three years.  Our distributors may change their inventory holding levels based on industry conditions, product lead times and other factors pertinent to their business.  As we recognize revenue based on sell through for all of our distributors, we do not believe that inventory holding patterns at our distributors will materially impact our net sales.  However, if lead times extend in the future, our distributors’ inventory holding patterns could potentially impact their sales of our products.

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

The foregoing statement regarding our belief that inventory holding patterns at our distributors will not materially impact our net sales is a forward-looking statement.  Actual results could differ materially because of the following factors, among others: changes in demand for our products and the products of our customers; the level and timing at which previous design wins become actual orders and sales; inventory mix and timing of customer orders; customers’ inventory levels, order patterns and seasonality; the impact on our business and customer order patterns due to major public health concerns; level of sell-through of our products through distribution in any particular fiscal period; disruptions in commercial activities, or international transport or delivery occasioned by terrorist activity, armed conflict, war or an unexpected increase in the price of, or decrease in the supply of, oil; impact of events outside the United States, such as the business impact of fluctuating currency rates or unrest or political instability; the cyclical nature of both the semiconductor industry and the markets addressed by our products; market acceptance of our new products and those of our customers; and the financial condition of our customers.

Sales by Geography

Sales by geography for the three-month periods ended June 30, 2004 and 2003 were as follows (dollars in thousands):

	Three Months Ended June 30 (unaudited)
	2004	%	2003	%

Americas	$62,124	29.2%	$50,704	31.4%

Europe	60,086	28.2%	46,811	29.0%

Asia	90,565	42.6%	63,768	39.6%

Total sales	$212,775	100.0%	$161,283	100.0%

Our sales to foreign customers have been predominately in Asia and Europe, which we attribute to the manufacturing strength in those areas for automotive, communications, computing, consumer and industrial control products.  Americas sales include sales to customers in the United States, Canada, Central America and South America.

Sales to foreign customers accounted for approximately 73% of our net sales in three-month period ended June 30, 2004 and 72% in the three-month period ending June 30, 2003.  For the three-month periods ended June 30, 2004 and June 30, 2003, approximately 99% of our net sales were U.S. dollar denominated.

Gross Profit

Our gross profit was $121.5 million in the three months ended June 30, 2004, and $55.5 million in the three months ended June 30, 2003.  Gross profit as a percent of sales was 57.1% in the three months ended June 30, 2004, and 34.4% in the three months ended June 30, 2003.

The most significant factors affecting our gross profit percentage in the periods covered by this report were:

•                  $31.8 million in accelerated depreciation and other costs associated with the closure of Fab 1 in the three-month period ended June 30, 2003;

•                  Improvements in capacity utilization and absorption of fixed costs which positively affected gross margin by $1.4 million in the three-month period ending June 30, 2004 over the corresponding period of the previous fiscal year; and

•                  Decreases in non-capitalized expenses in Fab 3 and Fab 4, our non-operational facilities, such as start-up costs which positively affect gross profit.  Non-capitalized expenses amounted to $0.8 million in the three-month period ending June 30, 2004 and $5.6 million in the three-month period ending June 30, 2003.

Other factors that impacted gross profit percentage in the periods covered by this report include:

•                  continued cost reductions in wafer fabrication and assembly and test manufacturing such as new manufacturing technologies and more efficient manufacturing techniques;

•                  varying factors impacting the average selling prices of our products;

•                  fluctuations in the product mix of proprietary microcontroller and analog products and related Serial EEPROM products; and

•                  inventory write-offs and the sale of inventory that was previously written-off.

Capacity utilization in the first quarter of fiscal 2004 was approximately 90% at Fab 2.  Capacity utilization in the first quarter of fiscal 2005 was approximately 96% at Fab 2, which favorably impacted gross margins.  We began production at Fab 4 on October 31, 2003 and have ramped our production activities since that date.  Our utilization of Fab 4’s capacity is at relatively low levels, but will grow as our production activity increases at that location.

The process technologies utilized impact our gross margins.  Fab 2 utilizes various manufacturing process technologies, but predominantly utilizes our 0.5 to 1.0-micron processes.  Fab 4 currently utilizes our 0.5-micron process technology.  We continue to transition products to more advanced process technologies to reduce manufacturing costs.  In the first quarter of fiscal 2004, approximately 80% of our production was on 8-inch wafers.  Since the closure of Fab 1 in June 2003, all of our production has been on 8-inch wafers.

Our overall inventory levels were $90.6 million at June 30, 2004, compared to $94.5 million at March 31, 2004.  We had 91 days of inventory on our balance sheet at June 30, 2004, compared to 101 days at March 31, 2004 and 134 days at June 30, 2003.

We anticipate that our gross margins will fluctuate over time, driven primarily by the overall product mix of microcontroller, analog and interface and memory products and the percentage of net sales of each of these products in a particular quarter, as well as manufacturing yields, fixed cost absorption, capacity utilization levels, particularly those at Fab 4, and competitive and economic conditions.

The foregoing statements relating to our capacity growth at Fab 4, our transition to advanced process technologies to reduce future manufacturing costs and the fluctuation of gross margins over time are forward-looking statements.  Actual results could differ materially because of the following factors, among others: changes in demand for our products and the products of our customers; fluctuations in production yields, production efficiencies and overall capacity utilization; absorption of fixed costs, labor and other direct manufacturing costs; competition and competitive pressure on pricing; disruptions in commercial activities, or international transport or delivery occasioned by terrorist activity, armed conflict, war or an unexpected increase in the price of, or decrease in the supply of, oil; impact of events outside the United States, such as the business impact of fluctuating currency rates or unrest or political instability; our ability to increase manufacturing capacity as needed; cost and availability of raw materials; changes in product mix; and other general industry, economic and political conditions.

At June 30, 2004, approximately 69% of our assembly requirements were being performed in our Thailand facility, compared to approximately 74% as of June 30, 2003.  Third-party contractors located throughout Asia perform the balance of our assembly operations.  Substantially all of our test requirements were being performed in our Thailand facility as of June 30, 2004 and June 30, 2003.  During the first quarter of fiscal 2005, we substantially completed a 67,000 square expansion area at our Thailand facility that, once placed in service, will increase the facility’s floor space for test capacity by approximately 80%.  The expansion area is expected to be placed in service during fiscal 2005.  We believe that the assembly and test operations performed at our Thailand facility provide us with significant cost savings when compared to third-party contractor assembly and test costs, as well as increased control over these portions of the manufacturing process.

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

Research and Development (R&D)

R&D expenses for the three months ended June 30, 2004 were $23.3 million, or 10.9% of sales, compared to $21.3 million, or 13.2% of sales, for the three months ended June 30, 2003.  We are committed to investing in new and enhanced products, including development systems software, and in our design and manufacturing process technologies.  We believe these investments are significant factors in maintaining our competitive position.  We expense all R&D costs as incurred.  R&D expenses include labor, depreciation, masks, prototype wafers, and expenses for the development of process technologies, new packages, and software to support new products and design environments.

R&D expenses increased $2.0 million, or 9.4%, for the three months ended June 30, 2004 over the same period last year.  The primary reason for the increase in R&D costs in this period was higher labor costs as a result of expanding our technical resources and increases in bonuses.

Selling, General and Administrative

Selling, general and administrative expenses for the three months ended June 30, 2004 were $27.2 million, or 12.8% of sales, compared to $22.1 million, or 13.7% of sales, for the three months ended June 30, 2003.  Selling, general and administrative expenses include salary expenses related to field sales, marketing and administrative personnel, advertising and promotional expenditures and legal expenses.  Selling, general and administrative expenses also include costs related to our direct sales force and field applications engineers who work in sales offices worldwide to stimulate demand by assisting customers in the selection and use of our products.

Selling, general and administrative expenses increased $5.1 million, or 23.1%, for the three months ended June 30, 2004 over the same period last year.  The primary reasons for the increase in selling, general and administrative expenses in this period were increases in labor costs as a result of expanding our internal resources and increases in bonuses and travel expenses.

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

For the quarter ended June 30, 2003, operating expense included $1.6 million of special charges recorded principally for contract cancellation, severance and other costs related to the closure of Fab 1 and other actions.  We incurred $0.9 million of such expenditures during fiscal 2004.  In the quarter ended December 31, 2003 we reversed $0.7 million of the special charges recorded in the quarter ended June 30, 2003 as a result of a favorable outcome in the settlement of a contract cancellation.

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

Settlement with U.S. Philips Corporations

We have reached an agreement in principle with U.S. Philips Corporation and Philips Electronics North America Corp. (together “Philips”) regarding  patent license litigation between Philips and ourselves which has been ongoing for the past several years. The agreement includes dismissal of the pending litigation and the cross-license of certain patents between Philips and Microchip.  We recorded a one-time special charge of $21.1 million in the quarter that ended June 30, 2004 associated with this matter.  As part of the settlement, we will license certain of our patents related to 8-pin microcontrollers, and Philips will license its patents related to I2C serial communications, each on fully-paid up, non-royalty bearing worldwide licenses.  We anticipate that the definitive agreement related to this matter will be finalized and executed by the end of our fiscal quarter ending September 30, 2004, and that the cash payment will be made by us to Philips in such quarter.

Other Income (Expense)

Interest income increased in the three-month period ended June 30, 2004 from the corresponding period of the previous fiscal year due to higher invested cash balances and higher interest rates being earned on these balances.  Based on the higher cash balances we are carrying, we have extended the maturities of our short-term investments, which has resulted in a higher return, while not materially increasing the overall risk profile of our portfolio.

Provision  (Benefit) for Income Taxes

Provisions (benefits) for income taxes reflect tax on foreign earnings and federal and state tax on U.S. earnings (losses).  We had an effective tax rate of 18.3% for the three months ended June 30, 2004, impacted by the $21.1 million special charge related to the Philips settlement which was tax effected at our applicable U.S. federal and state tax rate of 38.5%.  We had an effective tax benefit rate of (16.3%) for the three months ended June 30, 2003, impacted by $33.4 million of special charges related to our closure of Fab 1 and other restructuring charges which were tax effected at our applicable U.S. federal and state tax rate of 40%.  See Note 8 to our Condensed Consolidated Financial Statements for additional information on our effective tax rates.

At June 30, 2004, our gross deferred tax asset was $101.3 million.  Our gross deferred tax asset decreased by $24.7 in the three months ended June 30, 2004 due primarily to increases in income allowing us to utilize tax credits and net operating losses and changes in various temporary differences between our book and tax reporting.  Our gross deferred tax liability decreased by $3.6 million in the three months ended June 30, 2004 due primarily to changes in temporary differences in depreciation between our book and tax reporting.

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

Our Thailand manufacturing operations currently benefit from numerous tax holidays that have been granted to us by the Thailand government based on our investments in property, plant and equipment in Thailand.  Although our tax holidays in Thailand partially expired in October 2003, our manufacturing operations in Thailand will be predominantly conducted using equipment that was invested pursuant to tax holidays that do not begin to expire until September 2006.  The expiration of a portion of our tax holiday in Thailand in October 2003 did not have a material impact on our effective tax rate.

The foregoing statement regarding the adequacy of our tax reserves to offset any potential tax liabilities that may arise upon audit is a forward-looking statement.  Actual results could differ materially because of the following factors, among others: current and future tax laws and regulations; taxation rates in geographic regions where we have significant operations; results of any current or future audit conducted by the U.S. Internal Revenue Service or other taxing authorities in the countries in which we do business; and the level of our taxable income and whether our taxable income will be sufficient to utilize our deferred tax asset.

Liquidity and Capital Resources

We had $538.9 million in cash, cash equivalents and short-term investments at June 30, 2004, an increase of $64.3 million from the March 31, 2004 balance. The increase in cash, cash equivalents and short-term investments over this time period is primarily attributable to cash generated from operating activities.

We maintain an unsecured short-term line of credit with various financial institutions in Asia totaling $5.0 million (U.S. Dollar equivalent).  There were no borrowings under the foreign line of credit as of June 30, 2004, but an allocation of approximately $0.6 million of the available line was made, relating to import guarantees associated with our business in Thailand.  There are no covenants related to the foreign line of credit.

During the three months ended June 30, 2004, we generated $104.5 million of cash from operating activities, compared to $67.8 million generated in the three months ended June 30, 2003.  The increase in cash flow from operations was primarily due to changes in profitability, deferred income taxes, accounts receivable, inventory balances, deferred income on shipments to distributors and accounts payable and accrued liabilities.

During the three months ended June 30, 2004, net cash used in investing activities increased $30.5 million, to $103.2 million, from $72.7 million for the three months ended June 30, 2003.  The increase was due to changes in our net purchases, sales and maturities of short-term investments in the three months ended June 30, 2004.

We enter into hedging transactions from time to time in an attempt to minimize our exposure to currency rate fluctuations.  The amount of the hedges outstanding at June 30, 2004 were immaterial.  Although none of the countries in which we conduct significant foreign operations have had a highly inflationary economy in the last five years, there is no assurance that inflation rates or fluctuations in foreign currency rates in countries where we conduct operations will not adversely affect our operating results in the future.

Our level of capital expenditures varies from time to time as a result of actual and anticipated business conditions.  Capital expenditures in the three months ended June 30, 2004 were $13.5 million, compared to $10.3 million for the three months ended June 30, 2003.  The primary reasons for the dollar increase in capital expenditures in the three months ended June 30, 2004 were increases in our needs for additional manufacturing capacity due to increases in our business.  Capital expenditures are primarily for the expansion of production capacity and the addition of research and development equipment.  We currently anticipate spending approximately $75 million during the next 12 months to invest in equipment and facilities to maintain, and selectively increase, capacity to meet our currently anticipated needs.

We expect to finance capital expenditures through our existing cash balances and cash flows from operations.  We believe that the capital expenditures anticipated to be incurred over the next 12 months will provide sufficient manufacturing capacity to meet our currently anticipated needs.

Net cash used in financing activities was $19.7 million for the three months ended June 30, 2004.  Net cash used in financing activities was $1.4 million for the three months ended June 30, 2003.  Proceeds from the exercise of stock options and employee purchases under our employee stock purchase plan were $11.4 million for the three months ended June 30, 2004 and $6.0 million for the three months ended June 30, 2003.  Cash expended for the repurchase of our common stock was $22.8 million in the three months ended June 30, 2004 and $2.5 million in the three months ended June 30, 2003.  We paid cash dividends to our shareholders in the three months ended June 30, 2004 of $8.3 million and $4.9 million in the three months ended June 30, 2003.

On March 11, 2004, our Board of Directors authorized the repurchase of  2.5 million shares of our common stock in the open market or in privately negotiated transactions.  As of June 30, 2004, we had repurchased 1,653,000 common shares under this authorization for a total of $43.9 million.  On April 22, 2004, our Board of Directors authorized the repurchase of an additional 2.5 million shares of our common stock in the open market or in privately negotiated transactions.  As of June 30, 2004, we had not made any repurchases on this authorization.  As of June 30, 2004, all but 1,482,946 of the purchased shares under the authorizations had been reissued to fund stock option exercises and purchases under our employee stock purchase plan.  During July 2004 we purchased 1,457,600 shares of our common stock for $38.4 million under our stock repurchase programs.  The timing and amount of any future repurchases will depend upon market conditions and corporate considerations.

On October 28, 2002, we announced that our Board of Directors had approved and instituted a quarterly cash dividend on our common stock.  The initial quarterly dividend of $0.02 per share was paid on December 6, 2003 in the amount of $4.0 million.  We have continued to pay quarterly dividends and have increased the amount of such dividends on a regular basis.  A quarterly dividend of $0.04 per share was paid on June 1, 2004 in the amount of $8.3 million.  A quarterly cash dividend of $0.046 per share was declared on July 20, 2004 and will be paid on September 1, 2004 to shareholders of record as of August 10, 2004.  We expect the September 2004 cash dividend to be approximately $9.5 million.  During fiscal 2004, we paid dividends in the amount of $0.113 per share for a total dividend payment of $23.3 million.

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

The foregoing statements regarding the anticipated level of capital expenditures over the next 12 months, the nature of such expenditures, the financing and sufficiency of our capital expenditures, the belief that capital expenditures anticipated to be incurred over the next 12 months will provide us sufficient manufacturing capacity to meet our currently anticipated needs and our ability to meet our cash requirements are forward-looking statements.  Actual results could differ materially because of the following factors, among others: changes in demand for our products and those of our customers; changes in utilization of current manufacturing capacity; unanticipated costs in continuing to increase our production at Fab 4; market acceptance of our products and of our customers’ products; the cyclical nature of the semiconductor industry and the markets addressed by our products; the availability and cost of raw materials, equipment and other supplies; actual levels of capital expenditures; and the economic, political and other conditions in the worldwide markets served by us.

Contractual Obligations

There have not been any material changes in our contractual obligations from what we disclosed in our Annual Report on Form 10-K for the year ended March 31, 2004.

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

Our quarterly operating results are affected by a wide variety of factors that could reduce our net sales and profitability, many of which are beyond our control.  Some of the factors that may affect our quarterly operating results include:

•                  changes in demand or market acceptance of our products and products of our customers;

•                  the mix of inventory we hold and our ability to satisfy orders from our inventory;

•                  levels of inventories at our customers;

•                  changes in utilization of our manufacturing capacity and fluctuations in manufacturing yields;

•                  our ability to secure sufficient assembly and testing capacity;

•                  competitive developments including pricing pressures;

•                  the level of orders that are received and can be shipped in a quarter;

•                  the level of sell-through of our products through distribution;

•                  changes or fluctuations in customer order patterns and seasonality;

•                  constrained availability from other electronic suppliers impacting our customers’ ability to ship their products, which in turn may adversely impact our sales to those customers;

•                  costs and outcomes of any tax audits or any litigation involving intellectual property, customers or other issues;

•                  disruptions in our business or our customers’ businesses due to terrorist activity, armed conflict, war, worldwide oil prices and supply, public health concerns or disruptions in the transportation system;

•                  property damage or other losses which are not covered by insurance; and

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

If we are unable to increase our production activities at our Fab 4 (Gresham, Oregon) wafer fabrication facility in an efficient and timely manner, our anticipated revenues and gross margins may be adversely impacted.

We acquired Fab 4, located in Gresham, Oregon, in August 2002.  Fab 4 commenced production on October 31, 2003.  Bringing Fab 4 to higher levels of production involves significant risks, including:

•                  successful implementation of our manufacturing processes at Fab 4;

•                  potential shortages of materials and skilled labor;

•                  unforeseen environmental or engineering problems; and

•                  unanticipated costs.

Any of these risks could delay our ability to increase production at Fab 4, and could result in significant additional costs or reduce our anticipated revenues.

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

During the first three quarters of fiscal 2004, our turns orders were at the high end of the range that we have experienced over the last several years.  During the last two quarters of fiscal 2004 and the first quarter of fiscal 2005, our product lead times began to extend and resulted in customers providing us with additional backlog leading to improved visibility and less reliance on turns orders.  However, turns orders are still a very important part of our business.  Because turns orders are difficult to predict, varying levels of turns orders make our net sales more difficult to forecast.  If we do not achieve a sufficient level of turns orders in a particular quarter relative to our revenue targets, our revenue and operating results will suffer.

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

Our ability to compete successfully depends on a number of factors both within and outside our control, including:

•                  the quality, performance, reliability, features, ease of use, pricing and diversity of our products;

•                  our success in designing and manufacturing new products including those implementing new technologies;

•                  the rate at which customers incorporate our products into their own products;

•                  product introductions by our competitors;

•                  the number, nature and success of our competitors in a given market;

•                  our ability to obtain adequate supplies of raw materials and other supplies at acceptable prices;

•                  our ability to protect our products and processes by effective utilization of intellectual property rights;

•                  the quality of our customer service and our ability to address the needs of our customers; and

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

We must attract and retain qualified personnel to be successful, and competition for qualified personnel is intense in our markets.

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

Our future operating results will depend on our ability to develop and introduce new products on a timely basis that can compete effectively on the basis of price and performance and which address customer requirements.  The success of our new product introductions depends on various factors, including:

•                  proper new product selection;

•                  timely completion and introduction of new product designs;

•                  development of support tools and collateral literature that make complex new products easy for engineers to understand and use; and

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

Sales through distributors accounted for 64% of our net sales in fiscal 2004 and 66% of our net sales in the first quarter of fiscal 2005.  Our two largest distributors together accounted for approximately 25% of our net sales in fiscal 2004 and approximately 26% of our net sales in the first quarter fiscal 2005.  We do not have long-term agreements with our distributors and our distributors may terminate their relationships with us with little or no advanced notice.

The loss of, or a disruption in the operations of, one or more of our distributors could reduce our net sales in a given quarter due to lower sell through by our distributors to their end customers and could result in an increase in inventory returns.

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

We are currently, and in the future may be, involved in legal proceedings or claims regarding patent infringement, intellectual property rights, contracts and other matters.  In particular, as discussed in Part II, Item 1 of this Form 10-Q, we have been involved with litigation with Philips.  With respect to this Philips matter, we recently reached an agreement in principle to dismiss the litigation and enter into a cross-license agreement. In addition, as is typical in the semiconductor industry, we receive notifications from customers who believe that we owe them indemnification or other obligations related to infringement claims made against the customers by third parties.  These legal proceedings and claims, whether with or without merit, could result in substantial cost to us and divert our resources.  If we are not able to resolve a claim, negotiate a settlement of a matter, obtain necessary licenses on commercially reasonable terms, and/or successfully prosecute or defend our position, our business, financial condition or results of operations could be harmed.

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

Sales to foreign customers account for a substantial portion of our net sales.  During fiscal 2004, approximately 71% of our net sales were made to foreign customers.  During the first quarter of fiscal 2005, approximately 73% of our net sales were made to foreign customers.  We purchase a substantial portion of our raw materials and equipment from foreign suppliers.  In addition, we own product assembly and testing facilities located near Bangkok, Thailand.  We also use various foreign third-party contractors for a portion of our assembly and testing and for a portion of our wafer fabrication requirements for our analog and smart battery management products.  Substantially all of our finished goods inventory is maintained in Thailand.

Our reliance on foreign operations, foreign suppliers, maintenance of substantially all of our finished goods in inventory at foreign locations and significant foreign sales exposes us to foreign political and economic risks, including:

•                  political, social and economic instability;

•                  trade restrictions and changes in tariffs;

•                  import and export license requirements and restrictions;

•                  difficulties in staffing and managing international operations;

•                  employment regulations;

•                  disruptions in international transport or delivery;

•                  fluctuations in currency exchange rates;

•                  difficulties in collecting receivables;

•                  economic slowdown in the worldwide markets served by us; and

•                  potentially adverse tax consequences.

If any of these risks materialize, our sales could decrease and our operating results could suffer.

We are subject to stringent environmental regulation, which may force us to incur significant expenses.

We must comply with many different federal, state and local governmental regulations related to the use, storage, discharge and disposal of toxic, volatile or otherwise hazardous chemicals used in our manufacturing process.  Although we believe that our activities conform to presently applicable environmental regulations, our failure to comply with present or future regulations could result in the imposition of fines, suspension of production or a cessation of operations.  Any such environmental regulations could require us to acquire costly equipment or to incur other significant expenses to comply with such regulations.  Any failure by us to control the use of or adequately restrict the discharge of hazardous substances could subject us to future liabilities.  Other environmental problems may occur that could subject us to future costs or liabilities.

Recently enacted and proposed changes in securities laws and related regulations could result in increased costs to us.

Recently enacted and proposed changes in the laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act of 2002 and recent rules enacted and proposed by the SEC, Nasdaq and the NYSE, are resulting in increased costs to us as we respond to their requirements.  In particular, complying with the internal control audit requirements of Sarbanes-Oxley Section 404 will result in increased internal efforts and higher fees from our independent accounting firm.  The new rules could make it more difficult for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage and/or incur substantially higher costs to obtain the same or similar coverage.  The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our Board of Directors, on committees of our Board of Directors, or as executive officers.  We cannot predict or estimate the amount of the additional costs we may incur or the timing of such costs that we may incur as we implement these new and proposed rules.

Recent and proposed regulations related to equity compensation could adversely affect our ability to attract and retain key personnel.

Since our inception, we have used stock options and other long-term equity incentives as a fundamental component of our employee compensation packages.  We believe that stock options and other long-term equity incentives directly motivate our employees to maximize long-term stockholder value and, through the use of vesting, encourage employees to remain with Microchip.  The Financial Accounting Standards Board (FASB) has proposed changes to US GAAP that, if implemented, would require us to record a charge to earnings for the fair value of employee stock option grants, based on vesting beginning in fiscal 2006.  This pending regulation would negatively impact our earnings.  For example, recording a charge for employee stock options under SFAS No. 123, “Accounting for Stock-Based Compensation” would have decreased our net income by $36.8 million in fiscal 2004 and by $7.4 million in the first quarter of fiscal 2005.  See also Note 3 to the Condensed Consolidated Financial Statements:  Stock Based Compensation.  In addition, new regulations implemented by The Nasdaq Stock Market requiring shareholder approval for all stock option plans as well as new regulations implemented by the NYSE prohibiting NYSE member organizations from giving a proxy to vote on equity-compensation plans unless the beneficial owner of the shares has given voting instructions could make it more difficult for us to grant options to employees in the future.  To the extent that new regulations make it more difficult or expensive to grant options to employees, we may incur compensation costs, change our equity compensation strategy or find it difficult to attract, retain and motivate employees, each of which could materially and adversely affect our business.

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

The market price of our common stock has fluctuated significantly in the past and is likely to fluctuate in the future.  The future trading price of our common stock could be subject to wide fluctuations in response to a variety of factors, many of which are beyond our control, including:

•                  quarterly variations in our operating results and the operating results of other technology companies;

•                  actual or anticipated announcements of technical innovations or new products by us or our competitors;

•                  changes in analysts’ estimates of our financial performance or buy/sell recommendations;

•                  changes in our financial guidance or our failure to meet such guidance;

•                  general conditions in the semiconductor industry; and

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

Our investment portfolio, consisting of fixed income securities that we hold on an available-for-sale basis, was $535.5 million as of June 30, 2004.  These securities, like all fixed income instruments, are subject to interest rate and credit risk and will decline in value if market interest rates increase.  We have the ability to hold our fixed income investments until maturity and, therefore, we would not expect to recognize any material adverse impact in income or cash flows if market interest rates increase.  The following table provides information about our available-for-sale securities that are sensitive to changes in interest rates.  We have aggregated our available-for-sale securities for presentation purposes since they are all very similar in nature (dollars in thousands):

	Financial instruments mature during the fiscal year ended March 31,
	2005	2006	2007	2008	2009	Thereafter

Available-for-sale securities	$1,023	$83,166	$62,719	$95,353	$181,592	$28,125

Weighted-average yield rate	2.84%	2.30%	3.43%	3.69%	3.59%	1.45%

We have international operations and are thus subject to foreign currency rate fluctuations.  To date, our exposure related to exchange rate volatility has not been significant.  Approximately 99% of our sales are denominated in U.S. dollars.  At times we maintain hedges of foreign currency exposure of a net investment in a foreign operation.  The amounts of the hedges outstanding as of June 30, 2004 were immaterial.  If foreign currency rates fluctuate by 15% from the rates at June 30, 2004, the effect on our financial position and results of operation would not be material.

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

Our Chief Executive Officer and Chief Financial Officer, based on the evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, have concluded that, as of June 30, 2004, our disclosure controls and procedures were effective to ensure that the information we are required to disclose in reports that we file or submit under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.  During the three months ended June 30, 2004, there was no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II.  OTHER INFORMATION

Item 1.	Legal Proceedings

Microchip Technology Incorporated v. U.S. Philips Corporation, et al. (District of Arizona, 01-CV-2090-PGR.  As previously reported, on October 26, 2001, we filed an action in federal district court in Arizona for declaratory relief against U.S. Philips Corporation and Philips Electronics North America Corp. (together “Philips”) requesting that the Court declare, among other matters, that we do not infringe Philips’ U.S. Patent Nos. 4,689,740 and 5,559,502.  We initiated legal action so that a determination could be made relating to the validity, enforceability and alleged infringement of, and our license to, the Philips’ patents.  In response to our filing the declaratory judgment action in Arizona, Philips filed an action against us in federal district court in New York, alleging infringement of the ‘740 patent and seeking unspecified damages and injunctive relief.  The Arizona court agreed to retain jurisdiction, and the New York case was transferred to Arizona.  In response to this development, on December 16, 2002, Philips filed a demand for arbitration in Amsterdam with the International Chamber of Commerce (ICC).  We submitted to the ICC Court of Arbitration a jurisdictional objection to proceeding with arbitration pending the outcome of the Arizona litigation.  On May 16, 2003, the ICC declined to address whether arbitration is inappropriate for jurisdictional reasons and instead left the issue as one, which can be brought before the ICC arbitration panel.  On June 13, 2003, the Arizona court granted Microchip’s motion to stay the ICC arbitration and proceed with the action in Arizona.  Philips filed a motion to appeal the Arizona court order staying the ICC arbitration and the court ruled in Microchip’s favor. At this time the arbitration and the Arizona declaratory judgment action are pending.

In addition to the above, we have also been engaged in settlement discussions with Philips and have recently reached an agreement in principle.  Under this agreement, we will license to Philips certain of our patents related to 8-pin microcontrollers, and Philips will license to us its patents related to I2C serial communications (not limited to those subject to the dispute), each on fully-paid up, non-royalty bearing worldwide licenses.  We anticipate that the definitive agreement related to this settlement will be finalized and executed by the end of our fiscal quarter ending September 30, 2004, and that the cash payment to be made by us will also be made in such quarter.  We will incur a one-time special charge of approximately $21.1 million in the quarter ended June 30, 2004 in connection with this matter.  Upon execution of the definitive agreement, we and Philips will request dismissal with prejudice of the District Court of Arizona suit and the arbitration before the ICC in Amsterdam.

The foregoing statements regarding the terms of dismissal of the litigation are forward-looking statements.  Actual results could differ materially because of the following factors, among others:  the timing of the execution of the definitive agreement and dismissal of the litigation and arbitration actions.

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

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The following table sets forth our purchases of our common stock in the first quarter of fiscal 2005 and the footnotes below the table designate the repurchase programs that the shares were purchased under:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Programs
April 1, 2004 – April 30, 2004	452,900	$26.961	452,900	3,347,000
May 1, 2004 – May 31, 2004	—	—	—	3,347,000
June 1, 2004 – June 30, 2004	—	—	—	3,347,000

(1)       On March 11, 2004, our Board of Directors authorized the repurchase of up to 2,500,000 shares of our common stock in the open market or privately negotiated transactions.  As of June 30, 2004, 847,000 of this authorization remained available to be purchased under this program.  There is no expiration date associated with this authorization.

(2)       On April 22, 2004, our Board of Directors authorized the repurchase of up to 2,500,000 shares of our common stock in the open market or privately negotiated transactions.  As of June 30, 2004, 2,500,000 of this authorization remained available to be purchased under this program.  There is no expiration date associated with this authorization.

Item 6.	Exhibits and Reports On Form 8-K.

	(a)	Exhibits.

		Exhibit 31	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

		Exhibit 32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	(b)	Reports on Form 8-K.

The Company filed a Current Report on Form 8-K on April 22, 2004 to furnish its earnings release for the quarter ended March 31, 2004 and for the fiscal year ended March 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MICROCHIP TECHNOLOGY INCORPORATED

Date: August 6, 2004	By:	/s/ Gordon W. Parnell
Gordon W. Parnell
Vice President and Chief Financial Officer
(Duly Authorized Officer, and
Principal Financial and Accounting Officer)