Form 10-Q
period 2004-09-30
MICROCHIP TECHNOLOGY INC
filed 2004-11-03
CIK 827054

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒                                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004.

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

Yes       ☒                 No     ☐

Number of shares of common stock, $.001 par value, outstanding as of October 25, 2004: 206,329,952 shares.

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	September 30, 2004	March 31, 2004
	(Unaudited)	(Note 1)

ASSETS
Cash and cash equivalents	$75,225	$105,334
Short-term investments	530,635	369,216
Accounts receivable, net	120,702	109,231
Inventories	89,915	94,514
Prepaid expenses	8,224	6,884
Deferred tax assets	89,023	126,046
Other current assets	72,533	72,720
Total current assets	986,257	883,945

Property, plant and equipment, net	663,141	689,206
Goodwill	32,346	32,346
Intangible assets, net	8,990	9,698
Other assets	7,594	6,948

Total assets	$1,698,328	$1,622,143

LIABILITIES AND STOCKHOLDERS’ EQUITY

Short-term debt	$42,275	$—
Accounts payable	38,280	61,184
Accrued liabilities	111,407	124,051
Deferred income on shipments to distributors	100,990	84,816
Total current liabilities	292,952	270,051

Pension accrual	714	871
Deferred tax liability	24,747	30,704

Stockholders’ equity:

Preferred stock, $.001 par value; authorized 5,000,000 shares; no shares issued or outstanding.	—	—
Common stock, $.001 par value; authorized 450,000,000 shares; issued 208,556,546 and outstanding 206,139,833 shares at September 30, 2004; issued 208,556,546 and outstanding 206,589,038 shares at March 31, 2004.	206	207
Additional paid-in capital	544,956	558,354
Accumulated other comprehensive (loss) income	(1,173)	733
Retained earnings	899,811	813,307
Less shares of common stock held in treasury at cost; 2,416,713 shares at September 30, 2004 and 1,967,508 shares at March 31, 2004.	(63,885)	(52,084)
Net stockholders’ equity	1,379,915	1,320,517

Total liabilities and stockholders’ equity	$1,698,328	$1,622,143

See accompanying notes to condensed consolidated financial statements

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2004	2003	2004	2003
Net sales	$220,694	$168,486	$433,469	$329,769
Cost of sales	94,317	77,292	185,633	183,054
Gross profit	126,377	91,194	247,836	146,715

Operating expenses:
Research and development	23,318	21,148	46,599	42,430
Selling, general and administrative	28,008	22,452	55,232	44,567
Special charges	—	—	21,100	1,612
	51,326	43,600	122,931	88,609

Operating income	75,051	47,594	124,905	58,106

Other income (expense):
Interest income	4,265	893	7,185	1,684
Interest expense	(207)	(62)	(343)	(116)
Other, net	421	36	1,386	373

Income before income taxes	79,530	48,461	133,133	60,047

Income tax provision	19,087	12,357	28,891	10,473

Net income	$60,443	$36,104	$104,242	$49,574

Basic net income per share:	$0.29	$0.18	$0.50	$0.24

Diluted net income per share:	$0.29	$0.17	$0.49	$0.23

Dividends declared per common share	$0.046	$0.024	$0.086	$0.048

Weighted average common shares outstanding	206,191	205,089	206,441	204,523

Weighted average common and potential common shares outstanding	211,403	212,578	212,089	211,200

See accompanying notes to condensed consolidated financial statements

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months ended September 30,
	2004	2003

Cash flows from operating activities:
Net income	$104,242	$49,574
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of fixed assets	(1,082)	(52)
Special charges:
Accelerated depreciation - Fab 1	—	30,608
Fab 1 severance and shutdown charges	—	723
Special charges - operating expenses	—	1,545
Depreciation and amortization	60,841	55,091
Deferred income taxes	31,462	(6,847)
Tax benefit from exercise of stock options	9,045	11,158
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(11,471)	4,602
Decrease (increase) in inventory	4,599	(1,927)
Increase (decrease) in deferred income on shipments to distributors	16,174	(317)
Decrease in accounts payable and accrued liabilities	(26,889)	(430)
Change in other assets and liabilities	(1,956)	1,372

Net cash provided by operating activities	184,965	145,100

Cash flows from investing activities:
Purchases of short-term investments	(479,068)	(397,167)
Sales and maturities of short-term investments	315,347	253,354
Investment in other assets	—	(700)
Proceeds from sale of assets	1,083	613
Capital expenditures	(34,060)	(21,185)

Net cash used in investing activities	(196,698)	(165,085)

Cash flows from financing activities:
Payment of cash dividend	(17,739)	(9,812)
Repurchase of common stock	(65,122)	(2,513)
Proceeds from short-term borrowings	42,275	—
Proceeds from sale of common stock	22,210	22,863

Net cash (used in) provided by financing activities	(18,376)	10,538

Net decrease in cash and cash equivalents	(30,109)	(9,447)

Cash and cash equivalents at beginning of period	105,334	53,909

Cash and cash equivalents at end of period	$75,225	$44,462

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  In the opinion of management, all adjustments of a normal recurring nature which are necessary for a fair presentation have been included.  Certain information and footnote disclosures normally included in audited consolidated financial statements have been condensed or omitted pursuant to such SEC rules and regulations.  It is suggested that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2004.  The results of operations for the three and six months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending March 31, 2005 or for any other period.

Certain reclassifications have been made to conform the prior year amounts to the current period presentation.

(2)                                 Settlement with U.S. Philips Corporation

The Company has reached an agreement with U.S. Philips Corporation and Philips Electronics North America Corp. (together “Philips”) regarding patent license litigation with Philips which has been ongoing for the past several years.  The agreement includes dismissal of the pending litigation and the cross-license of certain patents between Philips and the Company.  The Company recorded a special charge of $21.1 million in the quarter that ended June 30, 2004 associated with this matter.  Pursuant to this cross-license, the Company will license certain of its patents related to 8-pin microcontrollers, and Philips will license its patents related to I2C serial communications, each on fully-paid up, non-royalty bearing worldwide licenses.  The Company finalized and executed the definitive settlement agreement related to this matter and made the cash payment to Philips during the fiscal quarter ending September 30, 2004.

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

	Three Months ended September 30,		Six Months Ended September 30,
	2004	2003	2004	2003

Net income, as reported	$60,443	$36,104	$104,242	$49,574
Deduct: Total stock-based employee compensation expense determined under fair value methods for all awards, net of related tax effects	7,819	8,351	15,265	17,957
Pro forma net income	$52,624	$27,753	$88,977	$31,617
Net income per share:
Basic as reported	$0.29	$0.18	$0.50	$0.24
Basic, pro forma	$0.26	$0.14	$0.43	$0.15
Diluted, as reported	$0.29	$0.17	$0.49	$0.23
Diluted, pro forma	$0.25	$0.13	$0.42	$0.15
Weighted average shares used in computation:
Basic	206,191	205,089	206,441	204,523
Diluted	211,403	212,578	212,089	211,200

On October 13, 2004, the Financial Accounting Standards Board (“FASB”) concluded that Statement 123R, Share-Based Payment, which would require all companies to measure compensation cost for all share-based payments (including employee stock options) at fair value, would be effective for interim or annual periods beginning after June 15, 2005.  Statement 123R will negatively impact the Company’s earnings, however, the Company has not completed an analysis of all of the differences between Statement 123R and SFAS No. 123.

(4)                                 Short-Term Investments

The Company’s short-term investments are intended to establish a high-quality portfolio that preserves principal, meets liquidity needs, avoids inappropriate concentrations and delivers an appropriate yield in relationship to the Company’s investment guidelines and market conditions. Short-term investments consist of corporate and various government agency debt securities.  Management classifies the Company’s short-term investments as available-for-sale.  Available-for-sale securities are carried at fair value with unrealized gains and losses reported in stockholders’ equity.  Realized gains and losses and declines in value judged to be other than temporary, if any, are included in operations.  A decline in the market value of any available-for-sale security below cost that is deemed to be other than temporary, results in an impairment in the fair value of the investment.  The impairment is charged to earnings and a new cost basis for the security is established.  Premiums and discounts are amortized or accreted over the life of the related available-for-sale security.  Dividend and interest income are recognized when earned.  The cost of a security sold is calculated using the specific identification method.  The following is a summary of available-for-sale securities at September 30, 2004 (amounts in thousands):

	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Government agency bonds	$507,474	$—	$(1,411)	$506,063
Corporate preferred stock	20,925	—	—	20,925
Municipal bonds	3,666	—	(19)	3,647
	$532,065	$—	$(1,430)	$530,635

During the three and six-month periods ended September 30, 2004 and September 30, 2003, the Company did not have any gross realized gains or losses on sales of available-for-sale securities

The amortized cost and estimated fair value of the available-for-sale securities at September 30, 2004, by maturity, are shown below (amounts in thousands).  Expected maturities can differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties, and the Company views its available-for-sale securities as available for current operations.

	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale
Due in one year or less	$1,021	$—	$(3)	$1,018
Due after one year and through five years	510,119	—	(1,427)	508,692
Due after five years through ten years	—	—	—	—
Due after ten years	20,925	—	—	20,925
	$532,065	$—	$(1,430)	$530,635

(5)                                 Accounts Receivable

Accounts receivable consists of the following (amounts in thousands):

	September 30, 2004	March 31, 2004

Trade accounts receivable	$120,171	$111,548
Other	4,348	1,493
	124,519	113,041
Less allowance for doubtful accounts	3,817	3,810
	$120,702	$109,231

(6)                                 Inventories

The components of inventories consist of the following (amounts in thousands):

	September 30, 2004	March 31, 2004

Raw materials	$6,311	$9,169
Work in process	61,251	57,589
Finished goods	22,353	27,756
	$89,915	$94,514

Inventory impairment charges establish a new cost basis for inventory and charges are not subsequently reversed to income even if circumstances later suggest that increased carrying amounts are recoverable.

(7)                                 Property, Plant and Equipment

Property, plant and equipment consists of the following (amounts in thousands):

	September 30, 2004	March 31, 2004

Land	$33,494	$33,494
Building and building improvements	298,722	293,230
Machinery and equipment	913,807	852,087
Projects in process	97,378	145,070
	1,343,401	1,323,881
Less accumulated depreciation and amortization	680,260	634,675
	$663,141	$689,206

Depreciation and amortization expense attributed to property and equipment was $60.8 million in the six months ended September 30, 2004 and $55.1 million in the six months ended September 30, 2003.  In addition to depreciation and amortization expense, accelerated depreciation charges of $30.6 million in the period ended September 30, 2003, related to our Fab 1 shutdown, are included in cost of sales.

(8)                                 Short-term Debt

The Company had short-term debt of $42.3 million as of September 30, 2004.  The short-term debt is a result of repurchase agreements that are in place with two of the Company’s investment brokerages.  The short-term debt is collateralized with $45.1 million of the Company’s short-term investments.  The short-term debt had a weighted average interest rate of 1.87% as of September 30, 2004.  The Company used these borrowings to fund the activity under its stock repurchase programs during the three months ended September 30, 2004.

(9)                                 Income Taxes

The income tax provisions that the Company recorded in the six-month periods ended September 30, 2004 and September 30, 2003 were impacted by special charges.  The following table displays the impact that the special charges had on the income tax provision that the Company recorded in each of these periods (amounts in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2004	2003	2004	2003

Income before income taxes	$79,530	$48,461	$133,133	$60,047

Special charges:
Cost of sales associated with Fab 1 closure	—	—	—	31,755
Fab 1 and other charges	—	—	—	1,612
Philips settlement	—	—	21,100	—

Total special charges	—	—	21,100	33,367
Income before taxes excluding special charges	79,530	48,461	154,233	93,414
Effective tax rate	24.0%	25.5%	24.0%	25.5%
Income tax provision excluding effect of special charges	19,087	12,357	37,015	23,820
Tax expense of special charges at 38.5% and 40%, respectively	—	—	8,124	13,347

Income tax provision	$19,087	$12,357	$28,891	$10,473

The special charge incurred during the six-month period that ended September 30, 2004 was associated with a settlement with Philips regarding a litigation matter.  Such charge was incurred in the U.S. and tax effected at the Company’s applicable U.S. federal and state rate of 38.5%.  The special charges incurred during the six-month period that ended September 30, 2003 were associated with the closure of Fab 1 and other restructuring charges which were incurred in the U.S. and tax effected at the Company’s applicable U.S. federal and state tax rate of 40%.

(10)                          Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income and net unrealized gains (losses) on available-for-sale investments.  The components of other comprehensive income (loss) and related tax effects were as follows (amounts in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2004	2003	2004	2003

Change in unrealized gains (losses) on investments, net of tax of $767 and $396, respectively	$4,587	$—	$(1,906)	$—

(11)                          Net Income Per Share

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Six Months Ended September 30,
	2004	2003	2004	2003

Net income	$60,443	$36,104	$104,242	$49,574

Weighted average common shares outstanding	206,191	205,089	206,441	204,523

Dilutive effect of stock options	5,212	7,489	5,648	6,677

Weighted average common and potential common shares outstanding	211,403	212,578	212,089	211,200

Basic net income per share	$0.29	$0.18	$0.50	$0.24

Diluted net income per share	$0.29	$0.17	$0.49	$0.23

(12)                          Stock Repurchase

On April 22, 2004, the Company announced that its Board of Directors had authorized the Company to purchase up to 2.5 million shares of its common stock in the open market or in privately negotiated transactions.  During the three months ended September 30, 2004, the Company repurchased 1,682,600 shares of its common stock for $44.3 million, of which $2.0 million was not paid until October 2004 and is reflected in the September 30, 2004 accounts payable balance.  During the six months ended September 30, 2004, the Company repurchased 2,135,900 shares of its common stock for $56.5 million.  During the three months ended June 30, 2004, the Company also paid an additional $10.6 million to settle repurchases of common stock related to orders which were made at the end of the March 2004 quarter for which the settlement date was during the June 2004 quarter.  As of September 30, 2004, all but 2,416,713 of the purchased shares had been reissued to fund stock option exercises and purchases under the Company’s employee stock purchase plan.  The timing and amount of future repurchases will depend upon market conditions and corporate considerations.

(13)                          Dividends

On October 28, 2002, the Company announced that its Board of Directors had approved and instituted a quarterly cash dividend on its common stock.  A quarterly cash dividend of $0.046 per share was paid on September 1, 2004 in the amount of $9.5 million.  A quarterly cash dividend of $0.052 per share was declared on October 21, 2004 and will be paid on December 1, 2004 to shareholders of record as of November 15, 2004.  The Company expects the December 1, 2004 payment of its quarterly cash dividend to be approximately $10.7 million.

Item 2.                                   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations contains certain forward-looking statements that involve risks and uncertainties, including statements regarding our strategy, financial performance and revenue sources.  We use words such as “anticipate,” “believe,” “plan,” “expect,” “future,” “intend” and similar expressions to identify forward-looking statements.  Our actual results could differ materially from the results anticipated in these forward-looking statements as a result of certain factors including those set forth below and under “Additional Factors That May Affect Our Results of Operations,” beginning at page 25.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  You should not place undue reliance on these forward-looking statements.  We disclaim any obligation to update information contained in any forward-looking statement.

We begin our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) with a summary of Microchip’s overall business strategy to give the reader an overview of the goals of our business and the overall direction of our business and products.  This is followed by a discussion of the Critical Accounting Policies and Estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results.  We then discuss our Results of Operations for the three and six months ended September 30, 2004 compared to the three and six months ended September 30, 2003.  We then provide an analysis of changes in our balance sheet and cash flows, and discuss our financial commitments in sections titled “Liquidity and Capital Resources,” “Contractual Obligations” and “Off-Balance Sheet Arrangements.”

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

Income Taxes

As part of the process of preparing our condensed consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate.  This process involves estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes.  These differences result in deferred tax assets and liabilities, which are included within our condensed consolidated balance sheet.  We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income within the relevant jurisdiction and to the extent we believe that recovery is not likely, we must establish a valuation allowance.  We have not provided for a valuation allowance because we believe that it is “more likely than not” that our deferred tax assets will be recovered from future taxable income.  Should we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.  At September 30, 2004, our gross deferred tax asset was $89.0 million.

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

Property, Plant & Equipment

Property, plant and equipment are stated at cost.  Major renewals and improvements are capitalized, while maintenance and repairs are expensed when incurred.  At September 30, 2004, the carrying value of our property and equipment totaled $663.1 million, which represents 39.0% of our total assets.  This carrying value reflects the application of our property and equipment accounting policies, which incorporate estimates, assumptions and judgments relative to the useful lives of our property and equipment.  Depreciation is provided on a straight-line basis over the estimated useful lives of the related assets, which range from five to seven years on manufacturing equipment, ten to fifteen years on building improvements and approximately 30 years on buildings.

We began production activities at Fab 4 on October 31, 2003.  We began to depreciate the Fab 4 assets as they were placed in service for production purposes.  As of September 30, 2004, all of the buildings and supporting facilities were being depreciated as well as the manufacturing equipment that had been placed in service.  All manufacturing equipment at Fab 4 and our other facilities that was not being used in production activities was maintained in projects in process and is not being depreciated until it is placed into service since management believes there will be no change to its utility from the present time until it is placed into productive service.  The lives to be used for depreciating this equipment will be evaluated at such time as the assets are placed in service.  We do not believe that the temporary idling of such assets has impaired the estimated life or carrying values of the underlying assets.

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

Litigation

Our current estimated range of liability related to certain pending litigation is based on the probable loss of claims for which we can estimate the amount and range of loss.  Recorded reserves were not significant at September 30, 2004.

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

Results of Operations

The following table sets forth certain operational data as a percentage of net sales for the periods indicated:

	Three Months Ended September 30,		Six Months Ended September 30,
	2004	2003	2004	2003

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	42.7%	45.9%	42.8%	55.5%
Gross profit	57.3%	54.1%	57.2%	44.5%
Research and development	10.6%	12.6%	10.8%	12.9%
Selling, general and administrative	12.7%	13.3%	12.7%	13.5%
Special charges	—	—	4.9%	0.5%
Operating income	34.0%	28.2%	28.8%	17.6%

Net Sales

We operate in one industry segment and engage primarily in the design, development, manufacture and marketing of semiconductor products.  We sell our products to distributors and original equipment manufacturers, referred to as OEMs, in a broad range of market segments, perform on-going credit evaluations of our customers and generally require no collateral.

Our net sales for the quarter ended September 30, 2004 were $220.7 million, an increase of 3.7% from the previous quarter’s sales of $212.8 million, and an increase of 31.0% from net sales of $168.5 million in the quarter ended September 30, 2003.  Our net sales for the six months ended September 30, 2004 were $433.5 million, an increase of 31.4% from net sales of $329.8 million in the six months ended September 30, 2003.  The increases in net sales in these periods resulted primarily from increased demand across all of our product lines.  Average selling prices for our products were down approximately 4% and 6% for the three and six-month periods ended September 30, 2004 over the corresponding period of the previous fiscal year driven primarily by significant increases in the unit volume of our memory products which generally have lower average selling prices than our proprietary products.  The number of units of our products sold were up approximately 36% and 41% for the three and six-month periods ended September 30, 2004 over the corresponding periods of the previous fiscal year.  The average selling prices and the unit volumes of our sales are impacted by the mix of our products sold.  Key factors in achieving the amount of net sales during the three and six-month periods ended September 30, 2004 include:

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

Sales by product line for the three and six months ended September 30, 2004 and September 30, 2003 were as follows (dollars in thousands):

	Three Months Ended September 30				Six Months Ended September 30,
	2004	%	2003	%	2004	%	2003	%
	(unaudited)				(unaudited)

Microcontrollers	$176,316	79.9%	$133,420	79.2%	$343,007	79.1%	$262,797	79.7%
Memory products	29,200	13.2%	22,614	13.4%	59,339	13.7%	42,757	13.0%
Analog and interface products	15,178	6.9%	12,452	7.4%	31,123	7.2%	24,215	7.3%
Total sales	$220,694	100.0%	$168,486	100.0%	$433,469	100.0%	$329,769	100.0%

Microcontrollers

Our microcontroller product line represents the largest component of our total net sales.  Microcontrollers and associated application development systems accounted for approximately 79.9% of our total net sales for the three-month period ended September 30, 2004 and approximately 79.1% of our total net sales for the six-month period ended September 30, 2004 compared to approximately 79.2% of our total net sales for the three-month period ended September 30, 2003 and approximately 79.7% of our total net sales for the six-month period ended September 30, 2003.

Net sales of our microcontroller products increased approximately 32.2% in the three-month period ended September 30, 2004 and 30.5% in the six-month period ended September 30, 2004 compared to the three and six-month periods ended September 30, 2003.  These sales increases were primarily due to increased demand for our microcontroller products in end markets, driven principally by market share gains and those factors described on page 15 above.  The end markets that we serve include the automotive, communications, computing, consumer and industrial control markets.

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

Memory Products

Sales of our memory products accounted for approximately 13.2% of our total net sales for the three-month period ended September 30, 2004 and 13.7% of our net sales for the six-month period ended September 30, 2004 compared to approximately 13.4% of our total net sales for the three-month period ended September 30, 2003 and approximate 13.0% for the six-month period ended September 30, 2003.

Net sales of our memory products increased approximately 29.1% in the three-month period ended September 30, 2004 and 38.8% in the six-month period ended September 30, 2004 compared to the three and six-month periods ended September 30, 2003.  These sales increases were driven primarily by customer demand conditions within the Serial EEPROM market, which products comprise substantially all of our memory product net sales.

Serial EEPROM product pricing has historically been cyclical in nature, with steep price declines followed by periods of relative price stability, driven by changes in industry capacity at different stages of the business cycle.  We experienced modest pricing declines in our Serial EEPROM product lines during the first three quarters of fiscal 2004.  In the fourth quarter of fiscal 2004 and the first half of fiscal 2005, pricing of our Serial EEPROM product lines were approximately flat.  We have experienced, and expect to continue to experience, varying degrees of competitive pricing pressures in our Serial EEPROM products.  We may be unable to maintain the average selling prices of our Serial EEPROM products as a result of increased pricing pressure in the future, which would adversely affect our operating results.

Analog and Interface Products

Sales of our analog and interface products accounted for approximately 6.9% of our total net sales for the three-month period ended September 30, 2004 and 7.2% of our total net sales for the six-month period ended September 30, 2004, compared to approximately 7.4% of our total net sales for the three-month period ended September 30, 2003 and 7.3% of our total net sales for the six-month period ended September 30, 2003.

Net sales of our analog and interface products increased approximately 21.9% in the three-month period ended September 30, 2004 and 28.5% in the six-month period ended September 30, 2004 compared to the three and six-month periods ended September 30, 2003.  These sales increases were primarily due to increased demand for our analog and interface products in end markets, driven principally by market share gains and those factors described on page 15 above.

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

Turns Orders

Our net sales in any given quarter depend upon a combination of shipments from backlog and orders received in that quarter for shipment in that quarter, which we refer to as turns orders.  We measure turns orders at the beginning of a quarter based on the orders needed to meet the revenue target that we set entering the quarter.  We have emphasized our ability to respond quickly to customer orders as part of our competitive strategy, resulting in customers placing orders with short delivery schedules.  Shorter lead times generally mean that turns orders as a percentage of our business are relatively high in any particular quarter and reduces our backlog visibility on future product shipments.  Turns orders correlate to product lead times, which extended during the second half of fiscal 2004 for many of our products.  During the first two quarters of fiscal 2005, product lead times stabilized at the approximate levels of the fourth quarter of fiscal 2004.

The percentage of turns orders in any given quarter is dependent on overall semiconductor industry conditions and product lead times.  During the first three quarters of fiscal 2004, our turns orders were at the high end of the range that we have experienced over the last several years.  However, as product lead times extended in the last half of fiscal 2004, we began to have improved visibility and a reduction in the percentage of turns orders required to meet our revenue targets.  Although product lead times have stabilized in fiscal 2005, overall semiconductor industry conditions have resulted in customers not providing us with as much visibility and the percentage of turns orders has moderately increased.

Turns orders are difficult to predict, and we may not experience the combination of turns orders and shipments from backlog in a quarter that would be sufficient to achieve anticipated net sales.  If we do not achieve a sufficient level of turns orders in a particular quarter, our net sales and operating results will suffer.

The foregoing statements regarding competitive pricing pressure in our microcontroller, Serial EEPROM and analog and interface product lines, our ability to moderate future average selling price declines in our microcontroller product lines and the proprietary portion of our analog and interface product lines increasing over time are forward-looking statements.  Actual results could differ materially because of the following factors, among others: the level of orders that are received and can be shipped in a quarter; changes in demand for our products and the products of our customers; the level and timing at which previous design wins become actual orders and sales; inventory mix and timing of customer orders; customers’ inventory levels, order patterns and seasonality; level of sell-through of our products through distribution in any particular fiscal period; our ability to ramp products into volume production; the effects of competition and competitive pressures on pricing and product availability; disruptions in commercial activities, or international transport or delivery occasioned by terrorist activity, armed conflict, war or an unexpected increase in the price of, or decrease in the supply of, oil; impact of events outside the United States, such as the business impact of fluctuating currency rates or unrest or political instability; the cyclical nature of both the semiconductor industry and the markets addressed by our products; market acceptance of our new products and those of our customers;  changes in product mix; and general industry, economic and political conditions.

Distribution

Distributors accounted for approximately 64% of our net sales in the three-month period ended September 30, 2004 and approximately 63% of our net sales in the three-month period ended September 30, 2003.  Distributors accounted for approximately 65% of our net sales in the six-month period ended September 30, 2004 and approximately 64% of our net sales in the six-month period ended September 30, 2003.

Our two largest distributors together accounted for approximately 24% of our net sales in the three-month period ended September 30, 2004, and approximately 25% of our net sales in the six-month period ended September 30, 2004 and in the three and six-month periods ended September 30, 2003.

Generally, we do not have long-term agreements with our distributors and we, or our distributors, may terminate our relationships with each other with little or no advanced notice.  The loss of, or the disruption in the operations of, one or more of our distributors could reduce our future net sales in a given quarter and could result in an increase in inventory returns.

At September 30, 2004, distributors were maintaining an average of approximately 2.5 months of inventory of our products.  Over the past three fiscal years, the months of inventory maintained by our distributors have fluctuated between approximately 2.0 and 2.9 months.  During the last semiconductor industry cycle, months of inventory at our distributors reached a high of approximately 3.3 months.  Thus, inventory levels at our distributors are at moderately low levels compared to historical levels.  Our distributors may change their inventory holding levels based on industry conditions, product lead times and other factors pertinent to their business.  As we recognize revenue based on sell through for all of our distributors, we do not believe that inventory holding patterns at our distributors will materially impact our net sales.  However, as lead times change in the future, our distributors’ inventory holding patterns could potentially impact their sales of our products.

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

We reduce product pricing through price protection based on market conditions, competitive considerations and other factors.  Price protection is granted to third-party distributors on the inventory that they have on hand at the date the price protection is offered.  When we reduce the selling price of our products, it allows the distributors to claim a credit against its outstanding accounts receivables balances based on the new price of the inventory it has on hand as of the date of the price reduction.  There is no revenue recognition impact from the price protection.

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

Sales by Geography

Sales by geography for the three and six-month periods ended September 30, 2004 and 2003 were as follows (dollars in thousands):

	Three Months Ended September 30				Six Months Ended September 30
	2004	%	2003	%	2004	%	2003	%
	(unaudited)				(unaudited)

Americas	$63,968	29.0%	$53,885	32.0%	$126,092	29.1%	$104,589	31.7%

Europe	59,532	27.0%	44,761	26.6%	119,618	27.6%	91,572	27.8%

Asia	97,194	44.0%	69,840	41.4%	187,759	43.3%	133,608	40.5%

Total sales	$220,694	100.0%	$168,486	100.0%	$433,469	100.0%	$329,769	100.0%

Our sales to foreign customers have been predominately in Asia and Europe, which we attribute to the manufacturing strength in those areas for automotive, communications, computing, consumer and industrial control products.  Americas sales include sales to customers in the United States, Canada, Central America and South America.

Sales to foreign customers accounted for approximately 74% of our net sales in the three-month period ended September 30, 2004 and approximately 73% of our net sales in the six-month period ended September 30, 2004.  Sales to foreign customers accounted for approximately 71% of our net sales in the three and six-month periods ending September 30, 2003.  For the three and six-month periods ended September 30, 2004 and September 30, 2003, approximately 99% of our net sales were U.S. dollar denominated.

Gross Profit

Our gross profit was $126.4 million in the three months ended September 30, 2004, and $91.2 million in the three months ended September 30, 2003.  Our gross profit was $247.8 million in the six months ended September 30, 2004, and $146.7 million in the six months ended September 30, 2003.  Gross profit as a percent of sales was 57.3% in the three months ended September 30, 2004, and 54.1% in the three months ended September 30, 2003.  Gross profit as a percent of sales was 57.2% in the six months ended September 30, 2004 and 44.5% in the six months ended September 30, 2003.

The most significant factors affecting our gross profit percentage in the periods covered by this report were:

•                  $31.8 million in accelerated depreciation and other costs associated with the closure of Fab 1 in the six-month period ended September 30, 2003;

•                  Improvements in capacity utilization and absorption of fixed costs which positively affected gross margin by $2.5 million and $3.9 million in the three and six-month periods ending September 30, 2004 over the corresponding period of the previous fiscal year;

•                  Decreases in other period cost of sales expenses in Fab 3 and Fab 4, such as start-up costs, which positively affect gross profit.  Other period cost of sales expenses amounted to $0.8 and $1.6 million in the three and six-month periods ending September 30, 2004 and $5.3 million and $10.9 million in the three and six-month periods ending September 30, 2003; and

•                  A one-week shutdown in the three-month period ending September 30, 2003 negatively affecting gross profit by $1.7 million.  The shutdown had a negative impact on gross profit due to the fact that certain fixed costs including depreciation, utilities, property taxes and other ongoing costs continue when the factory is show down.  There was not a similar shutdown in the current fiscal year.

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

Excluding the impact of the one-week shutdown, capacity utilization in the second quarter of fiscal 2004 was approximately 91% at Fab 2.  Capacity utilization in the second quarter of fiscal 2005 was approximately 97% at Fab 2, which favorably impacted gross margins.  We began production at Fab 4 on October 31, 2003 and have ramped our production activities since that date.  Our utilization of Fab 4’s capacity is at relatively low levels, but will grow as our production activity increases at that location.

Fab 2 utilizes various manufacturing process technologies, but predominantly utilizes our 0.5 to 1.0-micron processes.  Fab 4 currently utilizes our 0.5-micron process technology.  We continue to transition products to more advanced process technologies to reduce manufacturing costs.  In the first quarter of fiscal 2004, approximately 80% of our production was on 8-inch wafers.  Since the closure of Fab 1 at the end of the first quarter of fiscal 2004, all of our production has been on 8-inch wafers.

Our overall inventory levels were $89.9 million at September 30, 2004, compared to $94.5 million at March 31, 2004.  We had 87 days of inventory on our balance sheet at September 30, 2004, compared to 101 days at March 31, 2004 and 123 days at September 30, 2003.

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

At September 30, 2004, approximately 69% of our assembly requirements were being performed in our Thailand facility, compared to approximately 74% as of September 30, 2003.  Third-party contractors located throughout Asia perform the balance of our assembly operations.  Substantially all of our test requirements were being performed in our Thailand facility as of September 30, 2004 and September 30, 2003.  During the first quarter of fiscal 2005, we substantially completed a 67,000 square expansion area at our Thailand facility that, once placed in service, will increase the facility’s floor space for test capacity by approximately 80%.  The expansion area is expected to be placed in service during fiscal 2005.  We believe that the assembly and test operations performed at our Thailand facility provide us with significant cost savings when compared to third-party contractor assembly and test costs, as well as increased control over these portions of the manufacturing process.

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

Research and Development (R&D)

R&D expenses for the three months ended September 30, 2004 were $23.3 million, or 10.6% of sales, compared to $21.1 million, or 12.6% of sales, for the three months ended September 30, 2003.  R&D expenses for the six months ended September 30, 2004 were $46.6 million, or 10.8% of sales, compared to $42.4 million, or 12.9% of sales for the six months ended September 30, 2003.

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

R&D expenses increased $2.2 million, or 10.3%, for the three months ended September 30, 2004 over the same period last year.  R&D expenses increased $4.2 million, or 9.8%, for the six months ended September 30, 2004 over the same period last year.  The primary reason for the increases in R&D costs in these periods was higher labor costs as a result of expanding our technical resources and increases in bonuses.

Selling, General and Administrative

Selling, general and administrative expenses for the three months ended September 30, 2004 were $28.0 million, or 12.7% of sales, compared to $22.5 million, or 13.3% of sales, for the three months ended September 30, 2003.  Selling, general and administrative expenses for the six months ended September 30, 2004 were $55.2 million, or 12.7% of sales, compared to $44.6 million, or 13.5% of sales, for the six months ended September 30, 2003.

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

Selling, general and administrative expenses increased $5.6 million, or 24.7%, for the three months ended September 30, 2004 over the same period last year.  Selling, general and administrative expenses increased $10.7 million, or 23.9%, for the six months ended September 30, 2004 over the same period last year.  The primary reasons for the increases in selling, general and administrative expenses in these periods were increases in labor costs as a result of expanding our internal resources and increases in bonuses and travel expenses.

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

For the quarter ended June 30, 2003, operating expense included $1.6 million of special charges recorded principally for contract cancellation, severance and other costs related to the closure of Fab 1 and other actions.  We incurred $0.9 million of such expenditures during fiscal 2004.  In the quarter ended December 31, 2003, we reversed $0.7 million of the special charges recorded in the quarter ended June 30, 2003 as a result of a favorable outcome in the settlement of a contract cancellation.

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

Settlement with U.S. Philips Corporation

We reached an agreement with U.S. Philips Corporation and Philips Electronics North America Corp. (together “Philips”) regarding patent license litigation between Philips and ourselves which had been ongoing for the past several years. The agreement includes dismissal of the pending litigation and the cross-license of certain patents between Philips and Microchip.  We recorded a special charge of $21.1 million in the quarter ended September 30, 2004 associated with this matter.  As part of the settlement, we will license certain of our patents related to 8-pin microcontrollers, and Philips will license its patents related to I2C serial communications, each on fully-paid up, non-royalty bearing worldwide licenses.  The definitive agreement related to this matter was finalized and executed and the cash payment was made by us to Philips during our fiscal quarter ending September 30, 2004.

Other Income (Expense)

Interest income increased in the three and six-month periods ended September 30, 2004 from the corresponding period of the previous fiscal year due to higher invested cash balances and higher interest rates being earned on these balances.  Based on the higher cash balances we are carrying, we have extended the maturities of our short-term investments, which has resulted in a higher return, while not materially increasing the overall risk profile of our portfolio.

Provision (Benefit) for Income Taxes

Provisions (benefits) for income taxes reflect tax on foreign earnings and federal and state tax on U.S. earnings (losses).  We had an effective tax rate of 21.7% for the six months ended September 30, 2004, impacted by the $21.1 million special charge related to the Philips settlement which was tax effected at our applicable U.S. federal and state tax rate of 38.5%.  We had an effective tax benefit rate of 17.4% for the six months ended September 30, 2003, impacted by $33.4 million of special charges related to our closure of Fab 1 and other restructuring charges which were tax effected at our applicable U.S. federal and state tax rate of 40%.  See Note 9 to our Condensed Consolidated Financial Statements for additional information on our effective tax rates.

At September 30, 2004, our gross deferred tax asset was $89.0 million.  Our gross deferred tax asset decreased by $37.0 million in the six months ended September 30, 2004 compared to the balance at March 31, 2004, due primarily to increases in income allowing us to utilize tax credits and net operating losses and changes in various temporary differences between our book and tax reporting.  At September 30, 2004, our gross deferred tax liability was $24.7 million.  Our gross deferred tax liability decreased by $6.0 million in the six months ended September 30, 2004 compared to the balance at March 31, 2004, due primarily to changes in temporary differences in depreciation between our book and tax reporting.

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

Our Thailand manufacturing operations currently benefit from numerous tax holidays that have been granted to us by the Thailand government based on our investments in property, plant and equipment in Thailand.  Although our tax holidays in Thailand partially expired in October 2003, our manufacturing operations in Thailand are predominantly conducted using equipment that was invested pursuant to tax holidays that do not begin to expire until September 2006.  The expiration of a portion of our tax holiday in Thailand in October 2003 did not have a material impact on our effective tax rate.

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

Liquidity and Capital Resources

We had $605.9 million in cash, cash equivalents and short-term investments at September 30, 2004, an increase of $131.3 million from the March 31, 2004 balance. The increase in cash, cash equivalents and short-term investments over this time period is primarily attributable to cash generated from operating activities.

We maintain an unsecured short-term line of credit with various financial institutions in Asia totaling $5.0 million (U.S. Dollar equivalent).  There were no borrowings under the foreign line of credit as of September 30, 2004, but an allocation of approximately $0.6 million of the available line was made, relating to import guarantees associated with our business in Thailand.  There are no covenants related to the foreign line of credit.

During the six months ended September 30, 2004, we generated $185.0 million of cash from operating activities, compared to $145.1 million generated in the six months ended September 30, 2003.  The increase in cash flow from operations was primarily due to changes in profitability, deferred income taxes, accounts receivable, inventory balances, deferred income on shipments to distributors and accounts payable and accrued liabilities.

During the six months ended September 30, 2004, net cash used in investing activities increased $31.6 million, to $196.7 million, from $165.1 million for the six months ended September 30, 2003.  The increase was due to changes in our net purchases, sales and maturities of short-term investments in the six months ended September 30, 2004.

We enter into hedging transactions from time to time in an attempt to minimize our exposure to currency rate fluctuations.  The amount of the hedges outstanding at September 30, 2004 were immaterial.  Although none of the countries in which we conduct significant foreign operations have had a highly inflationary economy in the last five years, there is no assurance that inflation rates or fluctuations in foreign currency rates in countries where we conduct operations will not adversely affect our operating results in the future.

Our level of capital expenditures varies from time to time as a result of actual and anticipated business conditions.  Capital expenditures in the six months ended September 30, 2004 were $34.1 million, compared to $21.2 million for the six months ended September 30, 2003.  The primary reasons for the dollar increase in capital expenditures in the three months ended September 30, 2004 were increases in our needs for additional manufacturing capacity due to increases in demand for our products.  Capital expenditures are primarily for the expansion of production capacity and the addition of research and development equipment.  We currently anticipate spending approximately $75 million during the next 12 months to invest in equipment and facilities to maintain, and selectively increase, capacity to meet our currently anticipated needs.

We expect to finance capital expenditures through our existing cash balances and cash flows from operations.  We believe that the capital expenditures anticipated to be incurred over the next 12 months will provide sufficient manufacturing capacity to meet our currently anticipated needs.

Net cash used in financing activities was $18.4 million for the six months ended September 30, 2004.  Net cash provided by financing activities was $10.5 million for the six months ended September 30, 2003.  Proceeds from the exercise of stock options and employee purchases under our employee stock purchase plan were $22.2 million for the six months ended September 30, 2004 and $22.9 million for the six months ended September 30, 2003.  Cash expended for the repurchase of our common stock was $65.1 million in the six months ended September 30, 2004 and $2.5 million in the six months ended September 30, 2003.  Proceeds from short-term borrowings were $42.3 million in the six months ended September 30, 2004.  We had no short-term borrowings during the six months ended September 30, 2003.  We paid cash dividends to our shareholders in the six months ended September 30, 2004 of $17.7 million and $9.8 million in the six months ended September 30, 2003.

On March 11, 2004, our Board of Directors authorized the repurchase of 2.5 million shares of our common stock in the open market or in privately negotiated transactions.  As of September 30, 2004, we had repurchased 2.5 million common shares under this authorization for a total of $66.1 million.  On April 22, 2004, our Board of Directors authorized the repurchase of an additional 2.5 million shares of our common stock in the open market or in privately negotiated transactions.  As of September 30, 2004, we had repurchased 835,600 common shares under this authorization for a total of $22.1 million.  As of September 30, 2004, all but 2,416,713 of the purchased shares under the authorizations had been reissued to fund stock option exercises and purchases under our employee stock purchase plan.

On October 28, 2002, we announced that our Board of Directors had approved and instituted a quarterly cash dividend on our common stock.  The initial quarterly dividend of $0.02 per share was paid on December 6, 2003 in the amount of $4.0 million.  We have continued to pay quarterly dividends and have increased the amount of such dividends on a regular basis.  A quarterly dividend of $0.046 per share was paid on September 1, 2004 in the amount of $9.5 million.  A quarterly cash dividend of $0.052 per share was declared on October 21, 2004 and will be paid on December 1, 2004 to shareholders of record as of November 15, 2004.  We expect the December 1, 2004 cash dividend to be approximately $10.7 million.  During the six-month period ended

September 30, 2004, we paid dividends in the amount of $0.086 per share for a total dividend payment of $17.7 million.  During fiscal 2004, we paid dividends in the amount of $0.113 per share for a total dividend payment of $23.3 million.

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

Recently Issued Accounting Pronouncements

On October 13, 2004, the FASB concluded that Statement 123R, Share-Based Payment, which would require all companies to measure compensation cost for all share-based payments (including employee stock options) at fair value, would be effective for interim or annual periods beginning after June 15, 2005.  We are in the process of determining the impact this will have on our consolidated financial statements.

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

•                  costs and outcomes of any tax audits or any disputes involving intellectual property, customers or other issues;

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

We are dependent on orders that are received and shipped in the same quarter and therefore we are limited in our visibility of future product shipments.

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

During the first three quarters of fiscal 2004, our turns orders were at the high end of the range that we have experienced over the last several years.  However, as product lead times extended in the last half of fiscal 2004, we began to have improved visibility and a reduction in the percentage of turns orders required to meet our revenue targets.  Although product lead times have stabilized in fiscal 2005, overall semiconductor industry conditions have resulted in customers not providing us with as much visibility and the percentage of turns orders has moderately increased.  Because turns orders are difficult to predict, varying levels of turns orders make our net sales more difficult to forecast.  If we do not achieve a sufficient level of turns orders in a particular quarter relative to our revenue targets, our revenue and operating results will suffer.

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

Sales through distributors accounted for 64% of our net sales in fiscal 2004 and 65% of our net sales in the first two quarters of fiscal 2005.  Our two largest distributors together accounted for approximately 25% of our net sales in fiscal 2004 and approximately 25% of our net sales in the first two quarters of fiscal 2005.  We do not have long-term agreements with our distributors and our distributors may terminate their relationships with us with little or no advanced notice.

The loss of, or a disruption in the operations of, one or more of our distributors could reduce our net sales in a given quarter due to lower sell through by our distributors to their end customers and could result in an increase in product returns.

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

We have been, and in the future may be, involved in legal proceedings or claims regarding patent infringement, intellectual property rights, contracts and other matters.  As is typical in the semiconductor industry, we receive notifications from customers who believe that we owe them indemnification or other obligations related to infringement claims made against the customers by third parties.  These legal proceedings and claims, whether with or without merit, could result in substantial cost to us and divert our resources.  If we are not able to resolve a claim, negotiate a settlement of a matter, obtain necessary licenses on commercially reasonable terms, and/or successfully prosecute or defend our position, our business, financial condition or results of operations could be harmed.

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

Sales to foreign customers account for a substantial portion of our net sales.  During fiscal 2004, approximately 71% of our net sales were made to foreign customers.  During the first two quarters of fiscal 2005, approximately 73% of our net sales were made to foreign customers.  We purchase a substantial portion of our raw materials and equipment from foreign suppliers.  In addition, we own product assembly and testing facilities located near Bangkok, Thailand.  We also use various foreign third-party contractors for a portion of our assembly and testing and for a portion of our wafer fabrication requirements for our analog and smart battery management products.  Substantially all of our finished goods inventory is maintained in Thailand.

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

Recently enacted and proposed changes in the laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act of 2002 and recent rules enacted and proposed by the SEC, Nasdaq and the NYSE, are resulting in increased costs to us as we respond to their requirements.  In particular, complying with the internal control audit requirements of Sarbanes-Oxley Section 404 is resulting in increased internal efforts and higher fees from our independent accounting firm.  The new rules could make it more difficult for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage and/or incur substantially higher costs to obtain the same or similar coverage.  The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our Board of Directors, on committees of our Board of Directors, or as executive officers.  We cannot predict or estimate the amount of the additional costs we may incur or the timing of such costs that we may incur as we implement these new and proposed rules.

While we believe we currently have adequate internal control over financial reporting, we are required to evaluate our internal control under Section 404 of the Sarbanes-Oxley Act of 2002 and any adverse results from such evaluation could result in a loss of investor confidence in our financial reports and have an adverse effect on our stock price.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, beginning with our Annual Report on Form 10-K for the fiscal year ending March 31, 2005, we will be required to furnish a report by our management on our internal control over financial reporting.  Such report will contain among other matters, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year, including a statement as to whether or not our internal control over financial reporting is effective.  This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management.  Such report must also contain a statement that our auditors have issued an attestation report on management’s assessment of such internal controls.  Public Company Oversight Board Auditing Standard No. 2 provides the professional standards and related performance guidance for auditors to attest to, and report on, management’s assessment of the effectiveness of internal control over financial reporting under Section 404.

While we currently believe our internal control over financial reporting is effective, we are still performing the system and process documentation and evaluation needed to comply with Section 404, which is both costly and challenging.  During this process, if our management identifies one or more material weaknesses in our internal control over financial reporting, we will be unable to assert such internal control is effective.  If we are unable to assert that our internal control over financial reporting is effective as of March 31, 2005 (or if our auditors are unable to attest that our management’s report is fairly stated or they are unable to express an opinion on the effectiveness of our internal controls), we could lose investor confidence in the accuracy and completeness of our financial reports, which would have an adverse effect on our stock price.

While we currently anticipate being able to satisfy the requirements of Section 404 in a timely fashion, we cannot be certain as to the timing of completion of our evaluation, testing and any required remediation due in large part to the fact that there is no precedent available by which to measure compliance with the new Auditing Standard No. 2.  If we are not able to comply with the requirements of Section 404 in a timely manner or if our auditors are not able to complete the procedures required by Auditing Standard No. 2 to support their attestation report, we would likely lose investor confidence in the accuracy and completeness of our financial reports, which would have an adverse effect on our stock price.

Recent and proposed regulations related to equity compensation could adversely affect our ability to attract and retain key personnel.

Since our inception, we have used stock options and other long-term equity incentives as a fundamental component of our employee compensation packages.  We believe that stock options and other long-term equity incentives directly motivate our employees to maximize long-term stockholder value and, through the use of vesting, encourage employees to remain with Microchip.  On October 13, 2004, the Financial Accounting Standards Board (FASB) concluded that Statement 123R, Share-Based Payment, which would require all companies to measure compensation cost for all share-based payments (including employee stock options) at fair value, would be effective for interim or annual periods beginning after June 15, 2004.  Statement 123R will negatively impact our earnings, however, we have not completed an analysis of all the differences between Statement 123R and SFAS No. 123, “Accounting for Stock-Based Compensation.”  Recording a charge for employee stock options under SFAS No. 123 would have decreased our net income by $36.8 million in fiscal 2004 and by $15.3 million in the first half of fiscal 2005.  See also Note 3 to the Condensed Consolidated Financial Statements:  Stock Based Compensation.  In addition, new regulations implemented by The Nasdaq Stock Market requiring shareholder approval for all stock option plans as well as new regulations implemented by the NYSE prohibiting NYSE member organizations from giving a proxy to vote on equity-compensation plans unless the beneficial owner of the shares has given voting instructions could make it more difficult for us to grant options to employees in the future.  To the extent that new regulations make it more difficult or expensive to grant options to employees, we may incur compensation costs, change our equity compensation strategy or find it difficult to attract, retain and motivate employees, each of which could materially and adversely affect our business.

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

Item 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our investment portfolio, consisting of fixed income securities that we hold on an available-for-sale basis, was $592.5 million as of September 30, 2004.  These securities, like all fixed income instruments, are subject to interest rate and credit risk and will decline in value if market interest rates increase.  We have the ability to hold our fixed income investments until maturity and, therefore, we would not expect to recognize any material adverse impact in income or cash flows if market interest rates increase.  The following table provides information about our available-for-sale securities that are sensitive to changes in interest rates.  We have aggregated our available-for-sale securities for presentation purposes since they are all very similar in nature (dollars in thousands):

	Financial instruments mature during the fiscal year ended March 31,
	2005	2006	2007	2008	2009	Thereafter

Available-for-sale securities	$—	$49,850	$78,276	$83,553	$173,037	$145,919

Weighted-average yield rate	—	2.18%	2.32%	3.15%	3.50%	3.78%

We have international operations and are thus subject to foreign currency rate fluctuations.  To date, our exposure related to exchange rate volatility has not been significant.  Approximately 99% of our sales are denominated in U.S. dollars.  At times we maintain hedges of foreign currency exposure of a net investment in a foreign operation.  The amounts of the hedges outstanding as of September 30, 2004 were immaterial.  If foreign currency rates fluctuate by 15% from the rates at September 30, 2004, the effect on our financial position and results of operation would not be material.

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

Item 4.                                   CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer, based on the evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, have concluded that, as of September 30, 2004, our disclosure controls and procedures were effective to ensure that the information we are required to disclose in reports that we file or submit under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.  During the three months ended September 30, 2004, there was no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II.  OTHER INFORMATION

Item 1.                                 Legal Proceedings

We reached an agreement with U.S. Philips Corporation and Philips Electronics North America Corp. (together “Philips”) regarding patent license litigation with Philips which has been ongoing for the past several years.  The agreement includes dismissal of the pending litigation and the cross-license of certain patents between Philips and ourselves.  We recorded a special charge of $21.1 million in the quarter that ended June 30, 2004 associated with this matter.  Pursuant to this cross-license, we will license certain of our patents related to 8-pin microcontrollers, and Philips will license its patents related to I2C serial communications, each on fully-paid up, non-royalty bearing worldwide licenses.  We finalized and executed the definitive settlement agreement related to this matter and made the cash payment to Philips during the fiscal quarter ending September 30, 2004.

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

Item 2.                                   Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth our purchases of our common stock in the second quarter of fiscal 2005 and the footnotes below the table designate the repurchase programs that the shares were purchased under:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Programs		(d) Maximum Number of Shares that May Yet Be Purchased Under the Programs

July 1, 2004 – July 31, 2004	1,457,600	$26.38	1,457,600	(1)(2)	1,889,400
August 1, 2004 – August 31, 2004	—	—	—		1,664,400
September 1, 2004 – September 30, 2004	225,000	$25.80	225,000	(2)	1,664,400
Total	1,682,600		1,682,600

(1)                   On March 11, 2004, our Board of Directors authorized the repurchase of up to 2,500,000 shares of our common stock in the open market or privately negotiated transactions.  During the second quarter of fiscal 2005, we repurchased the remaining 847,000 shares available for repurchase.

(2)                   On April 22, 2004, our Board of Directors authorized the repurchase of up to 2,500,000 shares of our common stock in the open market or privately negotiated transactions.  As of September 30, 2004, 1,664,400 shares of this authorization remained available to be purchased under this program.  There is no expiration date associated with this authorization.

Item 4.                                  Submission of Matters to a Vote of Security Holders

(a)          We held our Annual Meeting of Stockholders on August 20, 2004.

(b)         Steve Sanghi, Albert J. Hugo-Martinez, L.B. Day, Matthew W. Chapman and Wade F. Meyercord were elected as directors at the Annual Meeting.

(c)          The results of the vote on the matters voted upon at the Annual Meeting were as follows:

(1)                                  Election of Directors:

Director	For	Withheld/Abstain
Steve Sanghi	183,916,553	5,161,664
Albert J. Hugo-Martinez	183,093,565	5,984,652
L.B. Day	181,039,702	8,038,515
Matthew W. Chapman	175,175,678	13,902,539
Wade F. Meyercord	181,820,235	7,257,982

(2)          Approval of an amendment to our 1994 International Employee Stock Purchase Plan to increase the number of shares of common stock reserved for issuance under the Plan by 100,000 shares:

For	Against	Withheld/Abstain	Broker Non-Votes
166,892,665	3,386,619	201,237	18,597,696

(3)          Approval of the Company’s 2004 Equity Incentive Plan, including its material terms and performance goals, for purposes of Internal Revenue Code Section 162(m):

For	Against	Withheld/Abstain	Broker Non-Votes
134,503,237	35,761,267	216,017	18,597,696

The foregoing matters are described in more detail in our definitive proxy statement dated July 9, 2004.

Item 6.                           Exhibits.

Exhibit 31	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MICROCHIP TECHNOLOGY INCORPORATED

Date: November 3, 2004	By:	/s/ Gordon W. Parnell
Gordon W. Parnell
Vice President and Chief Financial Officer
(Duly Authorized Officer, and Principal Financial and Accounting Officer)