Form 10-Q
period 2004-12-31
MICROCHIP TECHNOLOGY INC
filed 2005-02-08
CIK 827054

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2004.

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

Yes   ☒                  No  ☐

Number of shares of common stock, $.001 par value, outstanding as of February 4, 2005:  207,250,031 shares.

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES

INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets -
December 31, 2004 and March 31, 2004

Condensed Consolidated Statements of Income -
Three and Nine Months Ended December 31, 2004 and December 31, 2003

Condensed Consolidated Statements of Cash Flows -
Nine Months Ended December 31, 2004 and December 31, 2003

Notes to Condensed Consolidated Financial Statements

Item 2. Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Item 4. Controls and Procedures

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 6. Exhibits

SIGNATURES

CERTIFICATIONS

EXHIBITS

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

ASSETS

	December 31,	March 31,
	2004	2004
	(Unaudited)	(Note 1)

Cash and cash equivalents	$76,183	$105,334
Short-term investments	619,606	369,216
Accounts receivable, net	105,453	109,231
Inventories	97,760	94,514
Prepaid expenses	12,279	6,884
Deferred tax assets	102,489	126,046
Other current assets	68,901	72,720
Total current assets	1,082,671	883,945

Property, plant and equipment, net	654,168	689,206
Goodwill	32,346	32,346
Intangible assets, net	8,651	9,698
Other assets	7,477	6,948

Total assets	$1,785,313	$1,622,143

LIABILITIES AND STOCKHOLDERS’ EQUITY

Short-term debt	$44,252	$—
Accounts payable	40,309	61,184
Accrued liabilities	124,453	124,051
Deferred income on shipments to distributors	95,248	84,816
Total current liabilities	304,262	270,051

Pension accrual	716	871
Deferred tax liability	40,895	30,704

Stockholders’ equity:

Preferred stock, $.001 par value; authorized 5,000,000 shares; no shares issued or outstanding.	—	—
Common stock, $.001 par value; authorized 450,000,000 shares; issued 208,556,546 and outstanding 207,172,619 shares at December 31, 2004; issued 208,556,546 and outstanding 206,589,038 shares at March 31, 2004.	207	207
Additional paid-in capital	536,821	558,354
Accumulated other comprehensive (loss) income	(3,396)	733
Retained earnings	942,198	813,307
Less shares of common stock held in treasury at cost; 1,383,927 shares at December 31, 2004 and 1,967,508 shares at March 31, 2004.	(36,390)	(52,084)
Net stockholders’ equity	1,439,440	1,320,517

Total liabilities and stockholders’ equity	$1,785,313	$1,622,143

See accompanying notes to condensed consolidated financial statements

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2004	2003	2004	2003
Net sales	$205,384	$177,967	$638,853	$507,736
Cost of sales	88,596	80,948	274,229	264,002
Gross profit	116,788	97,019	364,624	243,734

Operating expenses:
Research and development	23,110	20,858	69,709	63,288
Selling, general and administrative	28,056	23,056	83,288	67,623
Special charges (income)	—	(747)	21,100	865
	51,166	43,167	174,097	131,776

Operating income	65,622	53,852	190,527	111,958

Other income (expense):
Interest income	4,912	1,185	12,097	2,869
Interest expense	(271)	(52)	(614)	(168)
Other, net	(342)	(16)	1,044	357

Income before income taxes	69,921	54,969	203,054	115,016

Income tax provision	16,781	14,126	45,672	24,599

Net income	$53,140	$40,843	$157,382	$90,417

Basic net income per share:	$0.26	$0.20	$0.76	$0.44

Diluted net income per share:	$0.25	$0.19	$0.74	$0.43

Dividends declared per common share	$0.052	$0.030	$0.138	$0.078

Weighted average common shares outstanding	206,706	207,142	206,530	205,375

Weighted average common and potential common shares outstanding	211,727	215,344	211,795	212,386

See accompanying notes to condensed consolidated financial statements

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months ended December 31,
	2004	2003

Cash flows from operating activities:
Net income	$157,382	$90,417
Adjustments to reconcile net income to net cash provided by operating activities:

(Gain) loss on sale of fixed assets	(1,082)	23
Special charges:
Accelerated depreciation - Fab 1	—	30,608
Fab 1 severance and shutdown charges	—	598
Special charges - operating expenses	—	645
Depreciation and amortization	91,365	82,956
Deferred income taxes	34,531	(12,248)
Tax benefit from exercise of stock options	14,411	26,049
Changes in operating assets and liabilities:
Decrease in accounts receivable	3,778	3,214
(Increase) decrease in inventory	(3,246)	5,696
Increase in deferred income on shipments to distributors	10,432	5,864
(Decrease) increase in accounts payable and accrued liabilities	(9,863)	12,425
Change in other assets and liabilities	(2,260)	1,717

Net cash provided by operating activities	295,448	247,964

Cash flows from investing activities:
Purchases of short-term investments	(721,879)	(668,468)
Sales and maturities of short-term investments	466,577	438,804
Investment in other assets	—	(700)
Proceeds from sale of assets	1,141	1,150
Capital expenditures	(55,326)	(39,638)

Net cash used in investing activities	(309,487)	(268,852)

Cash flows from financing activities:
Payment of cash dividend	(28,491)	(16,035)
Repurchase of common stock	(67,073)	(2,513)
Proceeds from short-term borrowings	44,252	—
Proceeds from sale of common stock	36,200	43,701

Net cash (used in) provided by financing activities	(15,112)	25,153

Net (decrease) increase in cash and cash equivalents	(29,151)	4,265

Cash and cash equivalents at beginning of period	105,334	53,909

Cash and cash equivalents at end of period	$76,183	$58,174

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  In the opinion of management, all adjustments of a normal recurring nature which are necessary for a fair presentation have been included.  Certain information and footnote disclosures normally included in audited consolidated financial statements have been condensed or omitted pursuant to such SEC rules and regulations.  It is suggested that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2004.  The results of operations for the three and nine months ended December 31, 2004 are not necessarily indicative of the results that may be expected for the year ending March 31, 2005 or for any other period.

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

(3)                                 Share-Based Payment

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

The following table represents the effect on net income and earnings per share (shown in thousands except for per share amounts) if the Company had applied the fair value based method and recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” to share-based employee and director compensation.  For purposes of this pro forma disclosure, the value of the options is estimated using a Black-Scholes option pricing model and amortized ratably to expense over the options’ vesting periods.  Because the estimated value is determined as of the date of grant, the actual value ultimately realized by the employee may be significantly different.

	Three Months Ended December 31,		Nine Months Ended December 31,

	2004	2003	2004	2003

Net income, as reported	$53,140	$40,843	$157,382	$90,417
Deduct: Total share-based employee compensation expense determined under fair value methods for all awards, net of related tax effects	7,207	9,051	22,473	24,767
Pro forma net income	$45,933	$31,792	$134,909	$65,650
Net income per share:
Basic as reported	$0.26	$0.20	$0.76	$0.44
Basic, pro forma	$0.22	$0.15	$0.65	$0.32
Diluted, as reported	$0.25	$0.19	$0.74	$0.43
Diluted, pro forma	$0.22	$0.15	$0.64	$0.31
Weighted average shares used in computation:
Basic	206,706	207,142	206,530	205,375
Diluted	211,727	215,344	211,795	212,386

On October 13, 2004, the Financial Accounting Standards Board (“FASB”) concluded that SFAS No. 123R, Share-Based Payment, which would require all companies to measure compensation cost for all share-based payments (including employee stock options) at fair value, would be effective for interim or annual periods beginning after June 15, 2005.  SFAS No. 123R will negatively impact the Company’s earnings, however, the Company has not completed an analysis of all of the differences between SFAS No. 123R and SFAS No. 123, including the specific transition method to be utilized upon adoption.

(4)                                 Short-Term Investments

The Company’s short-term investments are intended to establish a high-quality portfolio that preserves principal, meets liquidity needs, avoids inappropriate concentrations and delivers an appropriate yield in relationship to the Company’s investment guidelines and market conditions. Short-term investments consist of corporate and various government agency debt securities.  Management classifies the Company’s short-term investments as available-for-sale.  Available-for-sale securities are carried at fair value with unrealized gains and losses reported in stockholders’ equity.  Realized gains and losses and declines in value judged to be other than temporary, if any, are included in operations.  A decline in the market value of any available-for-sale security below cost that is deemed to be other than temporary, results in an impairment in the fair value of the investment.  The impairment is charged to earnings and a new cost basis for the security is established.  Premiums and discounts are amortized or accreted over the life of the related available-for-sale security.  Dividend and interest income are recognized when earned.  The cost of a security sold is calculated using the specific identification method.  The following is a summary of available-for-sale securities at December 31, 2004 (amounts in thousands):

	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Government agency bonds	$595,575	$—	$(4,000)	$591,575
Corporate preferred stock	24,425	—	—	24,425
Municipal bonds	3,646	—	(40)	3,606
	$623,646	$—	$(4,040)	$619,606

During the three and nine-month periods ended December 31, 2004 and December 31, 2003, the Company did not have any gross realized gains or losses on sales of available-for-sale securities.

The amortized cost and estimated fair value of the available-for-sale securities at December 31, 2004, by maturity, are shown below (amounts in thousands).  Expected maturities can differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties, and the Company views its available-for-sale securities as available for current operations.

	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale
Due in one year or less	$13,511	$—	$(142)	$13,369
Due after one year and through five years	585,710	—	(3,898)	581,812
Due after five years through ten years	—	—	—	—
Due after ten years	24,425	—	—	24,425
	$623,646	$—	$(4,040)	$619,606

(5)           Accounts Receivable

Accounts receivable consists of the following (amounts in thousands):

	December 31, 2004	March 31, 2004

Trade accounts receivable	$105,043	$111,548
Other	4,172	1,493
	109,215	113,041
Less allowance for doubtful accounts	3,762	3,810
	$105,453	$109,231

(6)                                 Inventories

The components of inventories consist of the following (amounts in thousands):

	December 31, 2004	March 31, 2004

Raw materials	$6,357	$9,169
Work in process	63,753	57,589
Finished goods	27,650	27,756
	$97,760	$94,514

Inventory impairment charges establish a new cost basis for inventory and charges are not subsequently reversed to income even if circumstances later suggest that increased carrying amounts are recoverable.

(7)           Property, Plant and Equipment

Property, plant and equipment consists of the following (amounts in thousands):

	December 31, 2004	March 31, 2004

Land	$33,494	$33,494
Building and building improvements	307,605	293,230
Machinery and equipment	939,126	852,087
Projects in process	83,843	145,070
	1,364,068	1,323,881
Less accumulated depreciation and amortization	709,900	634,675
	$654,168	$689,206

Depreciation and amortization expense attributed to property and equipment was $91.4 million in the nine months ended December 31, 2004 and $83.0 million in the nine months ended December 31, 2003.  In addition to depreciation and amortization expense, accelerated depreciation charges of $30.6 million in the period ended December 31, 2003, related to our Fab 1 shutdown, are included in cost of sales.

(8)           Short-term Debt

The Company had short-term debt of $44.3 million as of December 31, 2004.  The short-term debt is a result of repurchase agreements that are in place with two of the Company’s investment brokerages.  The short-term debt is collateralized with $47.5 million of the Company’s short-term investments.  The short-term debt had a weighted average interest rate of 2.35% as of December 31, 2004.  The Company used these borrowings to fund the activity under its stock repurchase programs beginning in the second quarter of fiscal 2005.

(9)           Income Taxes

The income tax provisions that the Company recorded in the nine-month periods ended December 31, 2004 and December 31, 2003 were impacted by special charges.  The following table displays the impact that the special charges had on the income tax provision that the Company recorded in each of these periods (amounts in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2004	2003	2004	2003

Income before income taxes	$69,921	$54,969	$203,054	$115,016
Special charges:
Cost of sales associated with Fab 1 closure	—	—	—	31,755
Fab 1 and other charges (income)	—	(747)	—	865
Philips settlement	—	—	21,100	—
Total special charges	—	(747)	21,100	32,620
Income before taxes excluding special charges	69,921	54,222	224,154	147,636
Effective tax rate	24.0%	25.5%	24.0%	25.5%
Income tax provision excluding effect of special charges	16,781	13,827	53,796	37,647
Tax (expense) benefit of special charges at 38.5% and 40%, respectively	—	(299)	8,124	13,048

Income tax provision	$16,781	$14,126	$45,672	$24,599

The special charge incurred during the nine-month period that ended December 31, 2004 was associated with a settlement with Philips regarding a litigation matter.  Such charge was incurred in the U.S. and tax effected at the Company’s applicable U.S. federal and state rate of 38.5%.  The special charges incurred during the three and nine-month periods that ended December 31, 2003 were associated with the closure of Fab 1 and other restructuring charges which were incurred in the U.S. and tax effected at the Company’s applicable U.S. federal and state tax rate of 40%.

(10)         Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income and net unrealized gains (losses) on available-for-sale investments.  The components of other comprehensive income (loss) and related tax effects were as follows (amounts in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2004	2003	2004	2003

Change in unrealized gains (losses) on investments, net of tax of $767 and $396, respectively	$(2,223)	$—	$(4,129)	$—

(11)         Net Income Per Share

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2004	2003	2004	2003

Net income	$53,140	$40,843	$157,382	$90,417

Weighted average common shares outstanding	206,706	207,142	206,530	205,375

Dilutive effect of stock options	5,021	8,202	5,265	7,011

Weighted average common and potential common shares outstanding	211,727	215,344	211,795	212,386

Basic net income per share	$0.26	$0.20	$0.76	$0.44

Diluted net income per share	$0.25	$0.19	$0.74	$0.43

                Weighted average shares exclude the effect of antidilutive options.  For the three-month periods ended December 31, 2004 and 2003, the number of options that were antidilutive were 1,237,128 and 102,594, respectively.  For the nine-month periods ended December 31, 2004 and 2003, the number of options that were antidilutive were 935,660 and 4,317,685, respectively.

(12)                          Stock Repurchase

On April 22, 2004, the Company announced that its Board of Directors had authorized the Company to purchase up to 2.5 million shares of its common stock in the open market or in privately negotiated transactions.  During the three months ended December 31, 2004, the Company did not repurchase any shares of its common stock, however, $2.0 million was paid in October 2004 for shares repurchased in the three months ended September 30, 2004 and reflected in the September 30, 2004 accounts payable balance.  During the nine months ended December 31, 2004, the Company repurchased 2,135,500 shares of its common stock for $56.5 million.  During the three months ended June 30, 2004, the Company also paid an additional $10.6 million to settle repurchases of common stock related to orders which were made at the end of the March 2004 quarter for which the settlement date was during the June 2004 quarter.  As of December 31, 2004, all but 1,383,927 of the purchased shares had been reissued to fund stock option exercises and purchases under the Company’s employee stock purchase plan.  The timing and amount of future repurchases will depend upon market conditions and corporate considerations.

(13)         Dividends

On October 28, 2002, the Company announced that its Board of Directors had approved and instituted a quarterly cash dividend on its common stock.  A quarterly cash dividend of $0.052 per share was paid on December 1, 2004 in the amount of $10.8 million.  A quarterly cash dividend of $0.07 per share was declared on January 24, 2005 and will be paid on March 4, 2005 to shareholders of record as of February 11, 2005.  The Company expects the March 4, 2005 payment of its quarterly cash dividend to be approximately $14.4 million.

Item 2.                                   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations contains certain forward-looking statements that involve risks and uncertainties, including statements regarding our strategy, financial performance and revenue sources.  We use words such as “anticipate,” “believe,” “plan,” “expect,” “future,” “intend” and similar expressions to identify forward-looking statements.  Our actual results could differ materially from the results anticipated in these forward-looking statements as a result of certain factors including those set forth below and under “Additional Factors That May Affect Our Results of Operations,” beginning at page 26.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  You should not place undue reliance on these forward-looking statements.  We disclaim any obligation to update information contained in any forward-looking statement.

We begin our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) with a summary of Microchip’s overall business strategy to give the reader an overview of the goals of our business and the overall direction of our business and products.  This is followed by a discussion of the Critical Accounting Policies and Estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results.  We then discuss our Results of Operations for the three and nine months ended December 31, 2004 compared to the three and nine months ended December 31, 2003.  We then provide an analysis of changes in our balance sheet and cash flows, and discuss our financial commitments in sections titled “Liquidity and Capital Resources,” “Contractual Obligations” and “Off-Balance Sheet Arrangements.”

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

Revenue Recognition

We recognize revenue from product sales upon shipment to original equipment manufacturers (OEMs).  We record reserves to cover the estimated returns from OEM customers, which have historically been less than 1.5% of the sales to these customers.  To the extent rates of return change, our estimates for the reserves necessary to cover such returns would also change.  Our distributors worldwide have broad rights to return products and price protection rights, so we defer revenue recognition until the distributor sells the product to their customers.  We reduce product pricing through price protection based on market conditions, competitive considerations and other factors.  Price protection is granted to third-party distributors on the inventory that they have on hand at the date the price protection is offered.  When we reduce the price of our products, it allows the distributor to claim a credit against its outstanding accounts receivable balances based on the new price of the inventory it has on hand as of the date of the price reduction.  There is no revenue impact from the price protections.  We also grant certain credits to our third-party distributors.  The credits are granted to the distributors on specially identified pieces of the distributors’ business to allow them to earn a competitive gross margin on the sale of our products to their end customers.  The credits are on a per unit basis and are not given to the distributor until they provide documentation of the sale to their end customer.  The effect of granting these credits establishes the net selling price from us to our distributors for the product and results in the net revenue recognized by us when the product is sold by the distributors to their end customers.  Upon shipment, amounts billed to distributors are included as accounts receivable, inventory is relieved, the sale is deferred and the gross margin is reflected as a current liability until the product is sold by the distributor to their customers.

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

Income Taxes

As part of the process of preparing our condensed consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate.  This process involves estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes.  These differences result in deferred tax assets and liabilities, which are included within our condensed consolidated balance sheet.  We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income within the relevant jurisdiction and to the extent we believe that recovery is not likely, we must establish a valuation allowance.  We have not provided for a valuation allowance because we believe that it is “more likely than not” that our deferred tax assets will be recovered from future taxable income.  Should we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.  At December 31, 2004, our gross deferred tax asset was $102.5 million.

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

Property, Plant & Equipment

Property, plant and equipment are stated at cost.  Major renewals and improvements are capitalized, while maintenance and repairs are expensed when incurred.  At December 31, 2004, the carrying value of our property and equipment totaled $654.2 million, which represents 36.6% of our total assets.  This carrying value reflects the application of our property and equipment accounting policies, which incorporate estimates, assumptions and judgments relative to the useful lives of our property and equipment.  Depreciation is provided on a straight-line basis over the estimated useful lives of the related assets, which range from five to seven years on manufacturing equipment, ten to fifteen years on building improvements and approximately 30 years on buildings.

We began production activities at Fab 4 on October 31, 2003.  We began to depreciate the Fab 4 assets as they were placed in service for production purposes.  As of December 31, 2004, all of the buildings and supporting facilities were being depreciated as well as the manufacturing equipment that had been placed in service.  All manufacturing equipment at Fab 4 and our other facilities that was not being used in production activities was maintained in projects in process and is not being depreciated until it is placed into service since management believes there will be no change to its utility from the present time until it is placed into productive service.  The lives to be used for depreciating this equipment will be evaluated at such time as the assets are placed in service.  We do not believe that the temporary idling of such assets has impaired the estimated life or carrying values of the underlying assets.

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

Impairment of Property, Plant and Equipment and Assets Held for Sale

We assess whether indicators of impairment of long-lived assets are present.  If such indicators are present, we determine whether the sum of the estimated undiscounted cash flows attributable to the assets in question is less than their carrying value.  If less, we recognize an impairment loss based on the excess of the carrying amount of the assets over their respective fair values.  Fair value is determined by discounted future cash flows, appraisals or other methods.  If the assets determined to be impaired are to be held and used, we recognize an impairment loss through a charge to our operating results to the extent the fair value is less than the asset’s carrying value, which we depreciate over the remaining estimated useful life of the asset. We may incur impairment losses, or additional losses on already impaired assets, in future periods if factors influencing our estimates change.

Litigation

Our current estimated range of liability related to certain pending litigation is based on the probable loss of claims for which we can estimate the amount and range of loss.  Recorded reserves were not significant at December 31, 2004.  Because of the uncertainties related to both the probability of loss and the amount and range of loss on our other pending litigation, we are unable to make a reasonable estimate of the liability that could result from an unfavorable outcome.  As additional information becomes available, we will assess the potential liability related to our pending litigation and revise our estimates.  Revisions in our estimates of the potential liability could materially impact our results of operation and financial position.

Results of Operations

The following table sets forth certain operational data as a percentage of net sales for the periods indicated:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2004	2003	2004	2003

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	43.1%	45.5%	42.9%	52.0%
Gross profit	56.9%	54.5%	57.1%	48.0%
Research and development	11.2%	11.7%	10.9%	12.4%
Selling, general and administrative	13.7%	12.9%	13.1%	13.3%
Special charges (income)	—	(0.4% )	3.3%	0.2%
Operating income	32.0%	30.3%	29.8%	22.1%

Net Sales

We operate in one industry segment and engage primarily in the design, development, manufacture and marketing of semiconductor products.  We sell our products to distributors and original equipment manufacturers, referred to as OEMs, in a broad range of market segments, perform ongoing credit evaluations of our customers and generally require no collateral.

Our net sales for the quarter ended December 31, 2004 were $205.4 million, a decrease of 6.9% from the previous quarter’s sales of $220.7 million, and an increase of 15.4% from net sales of $178.0 million in the quarter ended December 31, 2003.  Our net sales for the nine months ended December 31, 2004 were $638.9 million, an increase of 25.8% from net sales of $507.7 million in the nine months ended December 31, 2003.  Average selling prices for our products were up approximately 1% for the three-month period ended December 31, 2004 over the corresponding period of the previous fiscal year.  Average selling prices for our products were down approximately 4% for the nine-month period ended December 31, 2004 over the corresponding period of the previous fiscal year.  The number of units of our products sold were up approximately 15% and 32% for the three and nine-month periods ended December 31, 2004 over the corresponding periods of the previous fiscal year.  The average selling prices and the unit volumes of our sales are impacted by the mix of our products sold.  Key factors in achieving the amount of net sales during the three and nine-month periods ended December 31, 2004 include:

•                  continued market share gains;

•                  increasing semiconductor content in our customers’ products;

•                  our new product offerings that have increased our served available market; and

•                  overall demand for our products.

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

Sales by product line for the three and nine months ended December 31, 2004 and December 31, 2003 were as follows (dollars in thousands):

	Three Months Ended December 31				Nine Months Ended December 31,
	2004	%	2003	%	2004	%	2003	%
	(unaudited)				(unaudited)

Microcontrollers	$166,061	80.9%	$141,397	79.5%	$509,068	79.7%	$404,194	79.6%
Memory products	26,902	13.1%	23,737	13.3%	86,241	13.5%	66,494	13.1%
Analog and interface products	12,421	6.0%	12,833	7.2%	43,544	6.8%	37,048	7.3%
Total sales	$205,384	100.0%	$177,967	100.0%	$638,853	100.0%	$507,736	100.0%

Microcontrollers

Our microcontroller product line represents the largest component of our total net sales.  Microcontrollers and associated application development systems accounted for approximately 80.9% of our total net sales for the three-month period ended December 31, 2004 and approximately 79.7% of our total net sales for the nine-month period ended December 31, 2004 compared to approximately 79.5% of our total net sales for the three-month period ended December 31, 2003 and approximately 79.6% of our total net sales for the nine-month period ended December 31, 2003.

Net sales of our microcontroller products increased approximately 17.4% in the three-month period ended December 31, 2004 and 25.9% in the nine-month period ended December 31, 2004 compared to the three and nine-month periods ended December 31, 2003.  These sales increases were primarily due to increased demand for our microcontroller products in end markets, driven principally by market share gains and those factors described on page 15 above.  The end markets that we serve include the automotive, communications, computing, consumer and industrial control markets.

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

Memory Products

Sales of our memory products accounted for approximately 13.1% of our total net sales for the three-month period ended December 31, 2004 and 13.5% of our net sales for the nine-month period ended December 31, 2004 compared to approximately 13.3% of our total net sales for the three-month period ended December 31, 2003 and approximately 13.1% for the nine-month period ended December 31, 2003.

Net sales of our memory products increased approximately 13.3% in the three-month period ended December 31, 2004 and 29.7% in the nine-month period ended December 31, 2004 compared to the three and nine-month periods ended December 31, 2003.  These sales increases were driven primarily by customer demand conditions within the Serial EEPROM market, which products comprise substantially all of our memory product net sales.

Serial EEPROM product pricing has historically been cyclical in nature, with steep price declines followed by periods of relative price stability, driven by changes in industry capacity at different stages of the business cycle.  We experienced modest pricing declines in our Serial EEPROM product lines during the first three quarters of fiscal 2004.  In the fourth quarter of fiscal 2004 and the first three quarters of fiscal 2005, pricing of our Serial EEPROM product lines were approximately flat.  We have experienced, and expect to continue to experience, varying degrees of competitive pricing pressures in our Serial EEPROM products.  We may be unable to maintain the average selling prices of our Serial EEPROM products as a result of increased pricing pressure in the future, which would adversely affect our operating results.

Analog and Interface Products

Sales of our analog and interface products accounted for approximately 6.0% of our total net sales for the three-month period ended December 31, 2004 and 6.8% of our total net sales for the nine-month period ended December 31, 2004, compared to approximately 7.2% of our total net sales for the three-month period ended December 31, 2003 and 7.3% of our total net sales for the nine-month period ended December 31, 2003.

Net sales of our analog and interface products decreased approximately 3.2% in the three-month period ended December 31, 2004 compared to the three-month period ended December 31, 2003.  Net sales of our analog and interface products increased approximately 17.5% in the nine-month period ended December 31, 2004 compared to the nine-month period ended December 31, 2003.  These decreases and increases in net sales were primarily due to conditions in the semiconductor industry, particularly in the analog segment, resulting in changes in demand and inventory holding patterns of our customers.

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

Turns Orders

Our net sales in any given quarter depend upon a combination of shipments from backlog and orders received in that quarter for shipment in that quarter, which we refer to as turns orders.  We measure turns orders at the beginning of a quarter based on the orders needed to meet the revenue target that we set entering the quarter.  We have emphasized our ability to respond quickly to customer orders as part of our competitive strategy, resulting in customers placing orders with short delivery schedules.  Shorter lead times generally mean that turns orders as a percentage of our business are relatively high in any particular quarter and reduces our backlog visibility on future product shipments.  Turns orders correlate to overall semiconductor industry conditions and product lead times, which extended during the second half of fiscal 2004 for many of our products.  During the first three quarters of fiscal 2005, product lead times stabilized at the approximate levels of the fourth quarter of fiscal 2004.

The percentage of turns orders in any given quarter is dependent on overall semiconductor industry conditions and product lead times.  During the first three quarters of fiscal 2004, our turns orders were at the high end of the range that we have experienced over the last several years.  However, as product lead times extended in the last half of fiscal 2004, we began to have improved visibility and a reduction in the percentage of turns orders required to meet our revenue targets.  Although product lead times have stabilized in fiscal 2005, overall semiconductor industry conditions have resulted in customers not providing us with as much visibility and the percentage of turns orders has increased.

Turns orders are difficult to predict, and we may not experience the combination of turns orders, shipments from backlog and sell through from our distributors in a quarter that would be sufficient to achieve anticipated net sales.  If we do not achieve a sufficient level of turns orders in a particular quarter, our net sales and operating results will suffer.

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

Distribution

Distributors accounted for approximately 66% of our net sales in the three-month period ended December 31, 2004 and approximately 63% of our net sales in the three-month period ended December 31, 2003.  Distributors accounted for approximately 65% of our net sales in the nine-month period ended December 31, 2004 and approximately 63% of our net sales in the nine-month period ended December 31, 2003.

Our two largest distributors together accounted for approximately 25% of our net sales in the three and nine-month periods ended December 31, 2004, and approximately 24% of our net sales in the three and nine-month periods ended December 31, 2003.

Generally, we do not have long-term agreements with our distributors and we, or our distributors, may terminate our relationships with each other with little or no advanced notice.  The loss of, or the disruption in the operations of, one or more of our distributors could reduce our future net sales in a given quarter and could result in an increase in inventory returns.

At December 31, 2004, distributors were maintaining an average of approximately 2.5 months of inventory of our products.  Over the past three fiscal years, the months of inventory maintained by our distributors have fluctuated between approximately 2.0 and 2.9 months.  During fiscal 2005, we have worked closely with our distributors to manage their inventory to moderate levels.  Our distributors may change their inventory holding levels based on industry conditions, product lead times and other factors pertinent to their business.  As we recognize revenue based on sell through for all of our distributors, we do not believe that inventory holding patterns at our distributors will materially impact our net sales.  However, as lead times change in the future, our distributors’ inventory holding patterns could potentially impact their sales of our products.

Distributors generally have broad-based rights to return product to us.  As revenue on distributor shipments is not recognized until the distributors sell our product on to their end customers, distributor returns have no impact on revenue recognition.

We also grant certain credits to our distributors and also offer these distributors price protection.  The credits are granted to the distributors on specifically identified pieces of the distributors’ business to allow them to earn a competitive gross margin on the sale of our products to their end customers.  The credits are on a per unit basis and are not given to the distributor until they provide documentation of the sale to their end customer.  The effect of granting these credits establishes the net selling price from us to our distributors for the products and results in the net revenue recognized by us when the product is sold by the distributors to their end customers.

We reduce product pricing through price protection based on market conditions, competitive considerations and other factors.  Price protection is granted to distributors on the inventory that they have on hand at the date the price protection is offered.  When we reduce the selling price of our products, it allows the distributors to claim a credit against its outstanding accounts receivables balances based on the new price of the inventory it has on hand as of the date of the price reduction.  There is no revenue recognition impact from the price protection.

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

Sales by Geography

Sales by geography for the three and nine-month periods ended December 31, 2004 and 2003 were as follows (dollars in thousands):

	Three Months Ended December 31				Nine Months Ended December 31
	2004	%	2003	%	2004	%	2003	%
	(unaudited)				(unaudited)

Americas	$59,723	29.1%	$57,051	32.1%	$185,815	29.1%	$161,640	31.8%

Europe	52,859	25.7%	46,205	26.0%	172,477	27.0%	137,777	27.2%

Asia	92,802	45.2%	74,711	41.9%	280,561	43.9%	208,319	41.0%

Total sales	$205,384	100.0%	$177,967	100.0%	$638,853	100.0%	$507,736	100.0%

Our sales to foreign customers have been predominately in Asia and Europe, which we attribute to the manufacturing strength in those areas for automotive, communications, computing, consumer and industrial control products.  Americas sales include sales to customers in the United States, Canada, Central America and South America.

Sales to foreign customers accounted for approximately 73% of our net sales in the three and nine-month periods ended December 31, 2004.  Sales to foreign customers accounted for approximately 71% of our net sales in the three and nine-month periods ending December 31, 2003.  For the three and nine-month periods ended December 31, 2004 and December 31, 2003, approximately 99% of our net sales were U.S. dollar denominated.

Gross Profit

Our gross profit was $116.8 million in the three months ended December 31, 2004, and $97.0 million in the three months ended December 31, 2003.  Our gross profit was $364.6 million in the nine months ended December 31, 2004, and $243.7 million in the nine months ended December 31, 2003.  Gross profit as a percent of sales was 56.9% in the three months ended September 30, 2004, and 55.5% in the three months ended December 31, 2003.  Gross profit as a percent of sales was 57.1% in the nine months ended December 31, 2004 and 48.0% in the nine months ended December 31, 2003.

The most significant factors affecting our gross profit percentage in the periods covered by this report were:

•                  $31.8 million in accelerated depreciation and other costs associated with the closure of Fab 1 in the nine-month period ended December 31, 2003;

•                  Improvements in capacity utilization and absorption of fixed costs which positively affected gross margin by $1.2 million and $5.1 million in the three and nine-month periods ending December 31, 2004 over the corresponding period of the previous fiscal year;

•                  Decreases in other period cost of sales expenses in Fab 3 and Fab 4, such as start-up costs, which positively affect gross profit.  Other period cost of sales expenses amounted to $0.8 and $2.4 million in the three and nine-month periods ending December 31, 2004 and $4.4 million and $15.3 million in the three and nine-month periods ending December 31, 2003; and

•                  A one-week shutdown in the three-month period ending December 31, 2003 negatively affecting gross profit by $1.7 million.  The shutdown had a negative impact on gross profit due to the fact that certain fixed costs including depreciation, utilities, property taxes and other ongoing costs continue when the factory is shut down.  There was not a similar shutdown in the current fiscal year.

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

Capacity utilization in the third quarter of fiscal 2004 was approximately 92% at Fab 2.  Capacity utilization in the third quarter of fiscal 2005 was approximately 96% at Fab 2, which favorably impacted gross margins.  We began production at Fab 4 on October 31, 2003 and ramped our production activities since that date to the current levels.  Our utilization of Fab 4’s capacity is at relatively low levels.  We expect to maintain the capacity utilization at Fab 2 and Fab 4 at approximately their current levels for the remainder of fiscal 2005.

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

Our overall inventory levels were $97.8 million at December 31, 2004, compared to $94.5 million at March 31, 2004.  We had 101 days of inventory on our balance sheet at December 31, 2004, compared to 101 days at March 31, 2004 and 108 days at December 31, 2003.

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

The foregoing statements relating to maintaining our capacity levels at Fab 2 and Fab 4, our transition to advanced process technologies to reduce future manufacturing costs and the fluctuation of gross margins over time are forward-looking statements.  Actual results could differ materially because of the following factors, among others: changes in demand for our products and the products of our customers; fluctuations in production yields, production efficiencies and overall capacity utilization; absorption of fixed costs, labor and other direct manufacturing costs; competition and competitive pressure on pricing; disruptions in commercial activities, or international transport or delivery occasioned by terrorist activity, armed conflict, war or an unexpected increase in the price of, or decrease in the supply of, oil; impact of events outside the United States, such as the business impact of fluctuating currency rates or unrest or political instability; our ability to increase manufacturing capacity as needed; cost and availability of raw materials; changes in product mix; and other general industry, economic and political conditions.

At December 31, 2004, approximately 68% of our assembly requirements were being performed in our Thailand facility, compared to approximately 80% as of December 31, 2003.  Third-party contractors located throughout Asia perform the balance of our assembly operations.  Substantially all of our test requirements were being performed in our Thailand facility as of December 31, 2004 and December 31, 2003.  During the first quarter of fiscal 2005, we substantially completed a 67,000 square foot expansion area at our Thailand facility that, once placed in service, will increase the facility’s floor space for test capacity by approximately 80%.  The expansion area will be placed in service and start depreciation in the fourth quarter of fiscal 2005.  We believe that the assembly and test operations performed at our Thailand facility provide us with significant cost savings when compared to third-party contractor assembly and test costs, as well as increased control over these portions of the manufacturing process.

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

Research and Development (R&D)

R&D expenses for the three months ended December 31, 2004 were $23.1 million, or 11.2% of sales, compared to $20.9 million, or 11.7% of sales, for the three months ended December 31, 2003.  R&D expenses for the nine months ended December 31, 2004 were $69.7 million, or 10.9% of sales, compared to $63.3 million, or 12.4% of sales for the nine months ended December 31, 2003.

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

R&D expenses increased $2.3 million, or 10.8%, for the three months ended December 31, 2004 over the same period last year.  R&D expenses increased $6.4 million, or 10.1%, for the nine months ended December 31, 2004 over the same period last year.  The primary reason for the increases in R&D costs in these periods was higher labor costs as a result of expanding our technical resources and increases in bonuses.

Selling, General and Administrative

Selling, general and administrative expenses for the three months ended December 31, 2004 were $28.1 million, or 13.7% of sales, compared to $23.1 million, or 12.9% of sales, for the three months ended December 31, 2003.  Selling, general and administrative expenses for the nine months ended December 31, 2004 were $83.3 million, or 13.1% of sales, compared to $67.6 million, or 13.3% of sales, for the nine months ended December 31, 2003.

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

Selling, general and administrative expenses increased $5.0 million, or 21.7%, for the three months ended December 31, 2004 over the same period last year.  Selling, general and administrative expenses increased $15.7 million, or 23.2%, for the nine months ended December 31, 2004 over the same period last year.  The primary reasons for the increases in selling, general and administrative expenses in these periods were increases in labor costs as a result of expanding our internal resources and increases in bonuses and travel expenses.

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

Other Income (Expense)

Interest income increased in the three and nine-month periods ended December 31, 2004 from the corresponding period of the previous fiscal year due to higher invested cash balances and higher interest rates being earned on these balances.  Based on the higher cash balances we are carrying, we have extended the maturities of our short-term investments, which has resulted in a higher return, while not materially increasing the overall risk profile of our portfolio.

Provision (Benefit) for Income Taxes

Provisions (benefits) for income taxes reflect tax on foreign earnings and federal and state tax on U.S. earnings (losses).  We had an effective tax rate of 22.5% for the nine months ended December 31, 2004, impacted by the $21.1 million special charge related to the Philips settlement which was tax effected at our applicable U.S. federal and state tax rate of 38.5%.  We had an effective tax rate of 21.4% for the nine months ended December 31, 2003, impacted by $32.6 million of special charges related to our closure of Fab 1 and other restructuring charges which were tax effected at our applicable U.S. federal and state tax rate of 40%.  See Note 9 to our Condensed Consolidated Financial Statements for additional information on our effective tax rates.

At December 31, 2004, our gross deferred tax asset was $102.5 million.  Our gross deferred tax asset decreased by $23.6 million in the nine months ended December 31, 2004 compared to the balance at March 31, 2004, due primarily to increases in income allowing us to utilize tax credits and net operating losses and changes in various temporary differences between our book and tax reporting.  At December 31, 2004, our gross deferred tax liability was $40.9 million.  Our gross deferred tax liability increased by $10.2 million in the nine months ended December 31, 2004 compared to the balance at March 31, 2004, due primarily to changes in temporary differences in depreciation between our book and tax reporting.

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

American Jobs Creation Act of 2004—Repatriation of Foreign Earnings

The American Jobs Creation Act of 2004 (the “Jobs Act”), enacted on October 22, 2004, provides for a temporary 85% dividends received deduction on certain foreign earnings repatriated during a one-year period. The deduction would result in an approximate 5.25% federal tax rate on the repatriated earnings. To qualify for the deduction, the earnings must be reinvested in the United States pursuant to a domestic reinvestment plan established by a company’s chief executive officer and approved by the company’s board of directors. Certain other criteria in the Jobs Act must be satisfied as well. The maximum amount of our foreign earnings that qualify for the temporary deduction is $500 million.  The one-year period for which we are considering the qualifying distribution is fiscal 2006.

We are in the process of evaluating whether we will repatriate foreign earnings under the repatriation provisions of the Jobs Act, and if so, the amount that will be repatriated.  The range of reasonably possible amounts that we are considering for repatriation, which would be eligible for the temporary deduction, is zero to $500 million.  We are in the process of analyzing and evaluating the recently issued regulatory guidance and statutory technical corrections associated with the Jobs Act to determine the amount, if any, we will repatriate.  We expect to determine the amounts and sources of foreign earnings to be repatriated, if any, during the first quarter of fiscal 2006.

We are not yet in a position to determine the impact of a qualifying repatriation, should we choose to make one, on our income tax expense for fiscal 2006 or the amount of our indefinitely reinvested foreign earnings.  If we were to plan to repatriate the maximum amount eligible for the temporary deduction, which is $500 million, from foreign earnings which were previously indefinitely reinvested, we estimate we would incur additional tax expense in fiscal 2006 of between $26.3 million and $27.5 million.

The foregoing statements regarding the adequacy of our tax reserves to offset any potential tax liabilities that may arise upon audit, the range of possible repatriation amounts and the estimated amount of additional tax expense are forward-looking statements.  Actual results could differ materially because of the following factors, among others: current and future tax laws and regulations; taxation rates in geographic regions where we have significant operations; results of any current or future audit conducted by the U.S. Internal Revenue Service or other taxing authorities in the countries in which we do business; and the level of our taxable income and whether our taxable income will be sufficient to utilize our deferred tax asset.

Liquidity and Capital Resources

We had $695.8 million in cash, cash equivalents and short-term investments at December 31, 2004, an increase of $221.2 million from the March 31, 2004 balance. The increase in cash, cash equivalents and short-term investments over this time period is primarily attributable to cash generated from operating activities.

We maintain an unsecured short-term line of credit with various financial institutions in Asia totaling $5.0 million (U.S. Dollar equivalent).  There were no borrowings under the foreign line of credit as of December 31, 2004, but an allocation of approximately $0.3 million of the available line was made, relating to import guarantees associated with our business in Thailand.  There are no covenants related to the foreign line of credit.

During the nine months ended December 31, 2004, we generated $295.4 million of cash from operating activities, compared to $248.0 million generated in the nine months ended December 31, 2003.  The increase in cash flow from operations was primarily due to changes in net income.

During the nine months ended December 31, 2004, net cash used in investing activities increased $39.6 million, to $308.5 million, from $268.9 million for the nine months ended December 31, 2003.  The increase was due to changes in our net purchases, sales and maturities of short-term investments and increases in capital expenditures in the nine months ended December 31, 2004.

We enter into hedging transactions from time to time in an attempt to minimize our exposure to currency rate fluctuations.  At December 31, 2004, we had an $8.0 million U.S. dollar Euro liability hedge in place.  Although none of the countries in which we conduct significant foreign operations have had a highly inflationary economy in the last five years, there is no assurance that inflation rates or fluctuations in foreign currency rates in countries where we conduct operations will not adversely affect our operating results in the future.

Our level of capital expenditures varies from time to time as a result of actual and anticipated business conditions.  Capital expenditures in the nine months ended December 31, 2004 were $55.3 million, compared to $39.6 million for the nine months ended December 31, 2003.  The primary reasons for the dollar increase in capital expenditures in the nine months ended December 31, 2004 were increases in our needs for additional manufacturing capacity due to increases in demand for our products.  Capital expenditures are primarily for the expansion of production capacity and the addition of research and development equipment.  We currently anticipate spending approximately $35 million during the next 12 months to invest in equipment and facilities to maintain, and selectively increase, capacity to meet our currently anticipated needs.

We expect to finance capital expenditures through our existing cash and short-term investment balances and cash flows from operations.  We believe that the capital expenditures anticipated to be incurred over the next 12 months will provide sufficient manufacturing capacity to meet our currently anticipated needs.

Net cash used in financing activities was $15.1 million for the nine months ended December 31, 2004.  Net cash provided by financing activities was $25.2 million for the nine months ended December 31, 2003.  Proceeds from the exercise of stock options and employee purchases under our employee stock purchase plan were $36.2 million for the nine months ended December 31, 2004 and $43.7 million for the nine months ended December 31, 2003.  Cash expended for the repurchase of our common stock was $67.1 million in the nine months ended December 31, 2004 and $2.5 million in the nine months ended December 31, 2003.  Proceeds from short-term borrowings were $44.3 million in the nine months ended December 31, 2004.  We had no short-term borrowings during the nine months ended December 31, 2003.  We paid cash dividends to our shareholders in the nine months ended December 31, 2004 of $28.5 million and $16.0 million in the nine months ended December 31, 2003.

On March 11, 2004, our Board of Directors authorized the repurchase of  2.5 million shares of our common stock in the open market or in privately negotiated transactions.  As of December 31, 2004, we had repurchased 2.5 million common shares under this authorization for a total of $66.1 million.  On April 22, 2004, our Board of Directors authorized the repurchase of an additional 2.5 million shares of our common stock in the open market or in privately negotiated transactions.  As of December 31, 2004, we had repurchased 835,600 common shares under this authorization for a total of $22.1 million.  As of December 31, 2004, all but 1,383,927 of the purchased shares under the authorizations had been reissued to fund stock option exercises and purchases under our employee stock purchase plan.

On October 28, 2002, we announced that our Board of Directors had approved and instituted a quarterly cash dividend on our common stock.  The initial quarterly dividend of $0.02 per share was paid on December 6, 2003 in the amount of $4.0 million.  We have continued to pay quarterly dividends and have increased the amount of such dividends on a regular basis.  A quarterly dividend of $0.052 per share was paid on December 1, 2004 in the amount of $10.7 million.  A quarterly cash dividend of $0.07 per share was declared on January 24, 2005 and will be paid on March 4, 2005 to shareholders of record as of February 11, 2005.  We expect the March 4, 2005 cash dividend to be approximately $14.4 million.  During the nine-month period ended December 31, 2004, we paid dividends in the amount of $0.138 per share for a total dividend payment of $28.5 million.  During fiscal 2004, we paid dividends in the amount of $0.113 per share for a total dividend payment of $23.3 million.  Since the inception of our dividend program we have paid cumulative dividends of $59.9 million.

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

Recently Issued Accounting Pronouncements

During December 2004, the FASB issued SFAS No. 123R, which requires companies to measure and recognize compensation expense for all share-based payments at fair value.  Share-based payments include stock option grants.  We grant options to purchase common stock to some of our employees and directors under our stock option plan at prices equal to the market value of the stock on the dates the options were granted.  SFAS 123R is effective for all interim or annual periods beginning after June 15, 2005.  Early adoption is encouraged and retroactive application of the provisions of FAS 123R to the beginning of the fiscal year that includes the effective date is permitted, but not required.  We have not yet adopted this pronouncement and are currently evaluating the expected impact that the adoption of SFAS 123R will have on our consolidated financial position and results of operations.  Statement No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature.  This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption.  While we cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions were $14.4 million in the nine-month period ended December 31, 2004 and $26.0 million in the nine-month period ended December 31, 2003.

FASB Staff Position (“FSP”) No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP 109-2”), provides guidance under FASB Statement No. 109, “Accounting for Income Taxes,” with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the “Jobs Act”) on enterprises’ income tax expense and deferred tax liability. The Jobs Act was enacted on October 22, 2004. FSP 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying FASB Statement No. 109. We have not yet completed evaluating the impact of the repatriation provisions. Accordingly, as provided for in FSP 109-2, we have not adjusted our tax expense or deferred tax liability to reflect the repatriation provisions of the Jobs Act.

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

The semiconductor industry is characterized by wide fluctuations of supply and demand.  The industry has experienced significant economic downturns, characterized by diminished product demand and production over-capacity.  In the second half of calendar 2004, the industry experienced a downturn resulting from product oversupply resulting in an inventory correction.  We have sought to reduce our exposure to this industry cyclicality by selling proprietary products that cannot be easily or quickly replaced, to a geographically diverse base of customers across a broad range of market segments.  However, we have experienced substantial period-to-period fluctuations in operating results and may, in the future, experience period-to-period fluctuations in operating results due to general industry or economic conditions.

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

Sales through distributors accounted for 64% of our net sales in fiscal 2004 and 65% of our net sales in the first three quarters of fiscal 2005.  Our two largest distributors together accounted for approximately 25% of our net sales in fiscal 2004 and the first three quarters of fiscal 2005.  We do not have long-term agreements with our distributors and our distributors may terminate their relationships with us with little or no advanced notice.

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

Sales to foreign customers account for a substantial portion of our net sales.  During fiscal 2004, approximately 71% of our net sales were made to foreign customers.  During the first three quarters of fiscal 2005, approximately 73% of our net sales were made to foreign customers.  We purchase a substantial portion of our raw materials and equipment from foreign suppliers.  In addition, we own product assembly and testing facilities located near Bangkok, Thailand.  We also use various foreign third-party contractors for a portion of our assembly and testing and for a portion of our wafer fabrication requirements for our analog and smart battery management products.  Substantially all of our finished goods inventory is maintained in Thailand.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, beginning with our Annual Report on Form 10-K for the fiscal year ending March 31, 2005, we will be required to furnish a report by our management on our internal control over financial reporting.  Such report will contain among other matters, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year, including a statement as to whether or not our internal control over financial reporting is effective.  This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management.  Such report must also contain a statement that our auditors have issued an attestation report on management’s assessment of such internal controls.  Public Company Oversight Board Auditing Standard No. 2 (“Auditing Standard No. 2”) provides the professional standards and related performance guidance for auditors to attest to, and report on, management’s assessment of the effectiveness of internal control over financial reporting under Section 404.

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

Since our inception, we have used stock options and other long-term equity incentives as a fundamental component of our employee compensation packages.  We believe that stock options and other long-term equity incentives directly motivate our employees to maximize long-term stockholder value and, through the use of vesting, encourage employees to remain with Microchip.  On October 13, 2004, the Financial Accounting Standards Board (FASB) concluded that Statement 123R, Share-Based Payment, which would require all companies to measure compensation cost for all share-based payments (including employee stock options) at fair value, would be effective for interim or annual periods beginning after June 15, 2004.  Statement 123R will negatively impact our earnings, however, we have not completed an analysis of all the differences between Statement 123R and SFAS No. 123, “Accounting for Stock-Based Compensation.”  Recording a charge for employee stock options under SFAS No. 123 would have decreased our net income by $36.8 million in fiscal 2004 and by $22.5 million in the first three quarters of fiscal 2005.  See also Note 3 to the Condensed Consolidated Financial Statements:  Share-Based Payment.  In addition, new regulations implemented by The Nasdaq Stock Market requiring shareholder approval for all stock option plans as well as new regulations implemented by the NYSE prohibiting NYSE member organizations from giving a proxy to vote on equity-compensation plans unless the beneficial owner of the shares has given voting instructions could make it more difficult for us to grant options to employees in the future.  To the extent that new regulations make it more difficult or expensive to grant options to employees, we may incur compensation costs, change our equity compensation strategy or find it difficult to attract, retain and motivate employees, each of which could materially and adversely affect our business.

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

Item 3.            QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our investment portfolio, consisting of fixed income securities that we hold on an available-for-sale basis, was $686.5 million as of December 31, 2004.  These securities, like all fixed income instruments, are subject to interest rate and credit risk and will decline in value if market interest rates increase.  We have the ability to hold our fixed income investments until maturity and, therefore, we would not expect to recognize any material adverse impact in income or cash flows if market interest rates increase.  The following table provides information about our available-for-sale securities that are sensitive to changes in interest rates.  We have aggregated our available-for-sale securities for presentation purposes since they are all very similar in nature (dollars in thousands):

	Financial instruments mature during the fiscal year ended March 31,
	2005	2006	2007	2008	2009	Thereafter

Available-for-sale securities	$—	$48,584	$65,462	$95,827	$172,150	$236,575

Weighted-average yield rate	—	2.29%	2.45%	3.02%	3.50%	3.84%

We have international operations and are thus subject to foreign currency rate fluctuations.  To date, our exposure related to exchange rate volatility has not been significant.  Approximately 99% of our sales are denominated in U.S. dollars.  At times we maintain hedges of foreign currency exposure of a net investment in a foreign operation.  The amounts of the hedges outstanding as of December 31, 2004 were immaterial.  If foreign currency rates fluctuate by 15% from the rates at December 31, 2004, the effect on our financial position and results of operation would not be material.

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

Item 4.            CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer, based on the evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, have concluded that, as of December 31, 2004, our disclosure controls and procedures were effective to ensure that the information we are required to disclose in reports that we file or submit under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.  During the three months ended December 31, 2004, there was no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.            UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

                We did not repurchase any shares of our common stock under our repurchase programs during the third quarter of fiscal 2005.

Item 6.            EXHIBITS

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

                                                                                                MICROCHIP TECHNOLOGY INCORPORATED

Date:	February 8, 2005	By:	/s/ Gordon W. Parnell
Gordon W. Parnell
Vice President and Chief Financial Officer
(Duly Authorized Officer, and
Principal Financial and Accounting Officer)