Form 10-K
period 2005-03-31
MICROCHIP TECHNOLOGY INC
filed 2005-05-23
CIK 827054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended March 31, 2005

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

Common Stock, $.001 Par Value Per Share

Preferred Share Purchase Rights

Indicate by checkmark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days:  Yes  ☒   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by checkmark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2): Yes  ☒   No  ☐

The approximate aggregate market value of the voting stock of the Registrant beneficially owned by stockholders, other than directors, officers and affiliates of the Registrant, at September 30, 2004 was $5,431,093,405.

Number of shares of Common Stock, $.001 par value, outstanding as of May 16, 2005:  208,490,094.

Documents Incorporated by Reference

Document	Part of Form 10-K
Proxy Statement for the 2005 Annual Meeting of Stockholders	III

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES

FORM 10-K

TABLE OF CONTENTS

PART I

Item 1.	Business
Item 2.	Properties
Item 3.	Legal Proceedings
Item 4.	Submission of Matters to a Vote of Security Holders

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Item 6.	Selected Financial Data
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
Item 8.	Financial Statements and Supplementary Data
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9A.	Controls and Procedures
Item 9B.	Other Information

PART III

Item 10.	Directors and Executive Officers of the Registrant
Item 11.	Executive Compensation
Item 12.	Security Ownership of Certain Beneficial Owners and Management
Item 13.	Certain Relationships and Related Transactions
Item 14.	Principal Accountant Fees Services

PART IV

Item 15.	Exhibits and Financial Statement Schedules

Signatures

PART I

This Form 10-K contains certain forward-looking statements that involve risks and uncertainties, including statements regarding our strategy and future financial performance.  We use words such as “anticipate,” “believe,” “plan,” “expect,” “estimate,” “future,” “intend” and similar expressions to identify forward-looking statements.  Our actual results could differ materially from the results described in these forward-looking statements as a result of certain factors including those set forth under “Item 1 – Business – Additional Factors That May Affect Results of Operations,” beginning below at page 12, “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations,” beginning below at page 22, and elsewhere in this Form 10-K.  Although we believe that the matters reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  You should not place undue reliance on these forward-looking statements.  We disclaim any obligation to update information contained in any forward-looking statement.

Item 1.            BUSINESS

We develop and manufacture specialized semiconductor products used by our customers for a wide variety of embedded control applications.  Our product portfolio comprises our PICmicro® field–reprogrammable (Flash) RISC microcontrollers which serve 8-bit and 16-bit embedded control applications, and a broad spectrum of high-performance linear and mixed-signal, power management and thermal management devices.  We also offer complementary microperipheral products including interface devices, Serial EEPROMs, and application-specific standard products (ASSPs).  Our synergistic product portfolio targets thousands of applications and a growing demand for high-performance designs in the automotive, communications, computing, consumer and industrial control markets.  Our quality systems are ISO/TS16949 (2002 version) certified.

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

•                  replace less efficient electromechanical control devices

•                  reduce the number of components in their system

•                  add product functionality

•                  decrease time to market for their products, and

•                  significantly reduce product cost.

Embedded control systems have been incorporated into thousands of products and subassemblies in a wide variety of applications and markets worldwide, including:

•     automotive comfort, safety and entertainment applications

•     remote control devices

•     handheld tools

•     home appliances

•     portable computers

•     robotics

•     cordless and cellular telephone accessories

•     motor controls

•     security systems

•     educational and entertainment devices, and

•     consumer electronics.

Embedded control systems also facilitate the emergence of new classes of products when applications not previously existing become possible.  Embedded control systems typically incorporate a microcontroller as the principal active, and sometimes sole, component.  A microcontroller is a self-contained computer-on-a-chip consisting of a central processing unit, non-volatile program memory, random access memory for data storage and various input/output peripheral capabilities.  In addition to the microcontroller, a complete embedded control system incorporates application-specific software and may include specialized peripheral device controllers, non-volatile memory components such as EEPROMs, and various analog and interface products.

The increasing demand for embedded control has made the market for microcontrollers one of the largest segments of the semiconductor market.  Microcontrollers are currently available in 4-bit through 32-bit architectures.  Although 4-bit microcontrollers are relatively inexpensive, they generally lack the minimum functionality required in most applications and are typically used in relatively simple applications.  While traditional 16-bit and 32-bit microcontrollers provide very high performance and functionality, they are generally too expensive for many high-volume embedded control applications.  As a result, many manufacturers of competitive, high-volume products have found 8-bit microcontrollers to be the most cost-effective embedded control solution.

Most microcontrollers shipped today are ROM-based and must be programmed by the semiconductor supplier during manufacturing, resulting in 8-12-week lead times, based on market conditions, for delivery of such microcontrollers.  In addition to delayed product introduction, these long lead times can result in potential inventory obsolescence and temporary factory shutdowns when changes in the firmware are required. To address these issues, some suppliers offer programmable microcontrollers that can be configured by the customer in the customer’s manufacturing line, thus significantly reducing lead-time and inventory risks when the inevitable firmware changes occur.  While these microcontrollers were initially expensive relative to ROM-based microcontrollers, manufacturing technology has evolved over the last several years to the point where reprogrammable microcontrollers are now available for little to no premium over ROM-based microcontrollers, thus providing significant value to microcontroller customers.  As a result, reprogrammable microcontrollers are the fastest growing segment of the microcontroller market.

Our Products

Our strategic focus is on embedded control solutions, including:

•                  microcontrollers

•                  digital signal controllers

•                  high-performance linear and mixed-signal devices

•                  power management and thermal management devices

•                  patented KEELOQ® security ASSPs

•                  smart battery management ASSPs, and

•                  Serial EEPROMs

We provide highly cost-effective embedded control solutions that also offer the advantages of small size, high performance, low voltage/power operation and ease of development, enabling timely and cost-effective embedded control product integration by our customers.

Microcontrollers

We offer a broad family of microcontroller products featuring a unique, proprietary architecture marketed under the PIC® brand name.  We believe that our PIC product family is a price/performance leader in the worldwide microcontroller market.  We have shipped over 3 billion PIC microcontrollers to customers worldwide since their introduction in 1990.  Our PIC products are designed for applications requiring field-programmability, high performance, low power and cost effectiveness.  They feature a variety of memory technology configurations, low voltage and power, small footprint and ease of use.  Our performance results from an exclusive product architecture which features dual data and instruction pathways, referred to as a Harvard dual-bus architecture; a Reduced Instruction Set Computer, referred to as RISC; and variable length instructions; all of which provide significant speed advantages over alternative single-bus, Complex Instruction Set Computer architectures, referred to as CISC.  With over 260 microcontrollers in our product portfolio, we target the entire performance range of 8-bit microcontrollers.  Additionally, our scalable product architecture allows us to successfully target both the entry-level of the 16-bit microcontroller market, as well as the 4-bit microcontroller marketplace, significantly enlarging our addressable market.

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

Digital Signal Controllers

We recently began production shipments of our Digital Signal Controller product line.  Our family of dsPIC® Digital Signal Controllers, currently 19 products, integrates control features of high-performance 16-bit microcontrollers with the processing capabilities of Digital Signal Processors (DSPs).  During the last three fiscal years, all of our Digital Signal Controller product development has been focused on reprogrammable (Flash) products.  These controllers integrate a wide variety of peripheral functions making them suitable for a large number of embedded control applications.

Our dsPIC product family offers a broad suite of hardware and software development tools, software application libraries, development boards and reference designs to ease and expedite the customer application development cycle.  With its field-re-programmability, large selection of peripheral functions, small footprint and ease of use, we believe that our dsPIC controllers will significantly enlarge our addressable market.

Development Systems

We offer a comprehensive set of low-cost and easy-to-learn application development tools.  These tools enable system designers to quickly and easily program a PIC microcontroller and dsPIC Digital Signal Controllers for specific applications and are a key factor for obtaining design wins.

Our family of development tools operates in the standard Windows® environment on standard PC hardware.  These tools range from entry-level systems, which include an assembler and programmer or in-circuit debugging hardware, to fully configured systems that provide in-circuit emulation hardware.  Customers moving from entry-level designs to those requiring real-time emulation are able to preserve their investment in learning and tools as they migrate to future PIC devices since all of our systems share the same integrated development environment.

Many independent companies also develop and market application development tools and systems that support our standard microcontroller product architecture.  Currently, there are more than 150 third-party tool suppliers worldwide whose products support our proprietary microcontroller architecture.

We believe that familiarity with and adoption of our, and third-party, development systems by an increasing number of product designers will be an important factor in the future selection of our embedded control products.  These development tools allow design engineers to develop thousands of application-specific products from our standard microcontrollers.  To date, we have shipped more than 358,000 development systems.

ASSPs

Our application-specific standard products, referred to as ASSPs, are specialized products designed to perform specific end-user applications, compared to our other products that are more general purpose in nature.  Our ASSP device families currently include, among others, our KEELOQ® family of secure data transmission products and smart battery management products.

Analog and Interface Products

Our analog and interface products now consist of several families with over 420 power management, linear, mixed-signal, thermal management and interface products.  At the end of fiscal 2005, our mixed-signal analog and interface products were being shipped to more than 9,500 end customers.

We continue marketing and selling our analog and interface products into our existing microcontroller customer base, which we refer to as our analog “attach” strategy, as well as to new customers.  In addition to our “attach” strategy, we market and sell other products that may not fit our traditional PIC microcontroller and memory products customer base.  We market these, and all of our products, based on an application segment approach, targeted to solve different problems in development of our customers’ products.

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

Our manufacturing facilities are located in:

•                  Tempe, Arizona (Fab 2)

•                  Chandler, Arizona (probe operations)

•                  Puyallup, Washington (Fab 3) (non-operational)

•                  Gresham, Oregon (Fab 4), and

•                  Bangkok, Thailand (assembly and test).

Wafer Fabrication

Fab 2 currently produces 8-inch wafers and supports manufacturing processes between 0.35 and 5.0 microns.  During fiscal 2005, Fab 2 operated at approximately 96% of its capacity compared to approximately 91% during fiscal 2004.  Operating at higher percentages of capacity has a positive impact on our operating results due to the relatively high fixed costs inherent in wafer fabrication manufacturing.

On June 30, 2003, we completed closure of our Chandler, Arizona (Fab 1) wafer fabrication facility and integrated certain Fab 1 personnel and processes into our Tempe, Arizona (Fab 2) wafer fabrication facility.  The facility where Fab 1 is located is an integral part of our overall campus in Chandler, Arizona.  Within this same facility resides our wafer probe, mask making and other manufacturing related activities.  We have no specific plans for utilizing the space formerly housing the wafer fabrication operations, and intend to leave it in an idle status.

Fab 3 is currently non-operational and being held for future use.  See “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations – Special Charges – Fab 3 Impairment Charge,” below at page 33, for a discussion of the status of Fab 3.

Fab 4 was acquired by us in August 2002 and began production on October 31, 2003.  Fab 4 produces 8-inch wafers using 0.5 micron manufacturing processes and is capable of supporting technologies below 0.18 microns.  Fab 4 has reached a level of production where costs and efficiencies have met our initial expectations.  Fab 4 costs on comparable technologies are in fact lower than those of Fab 2.  We have a significant amount of clean room capacity and equipment still to be placed in service at Fab 4 that was acquired in the original acquisition of Fab 4 that we can bring on line in the future to support incremental wafer fabrication capacity needs.  We believe the combined capacity of Fab 2, Fab 4 and Fab 3 will provide sufficient capacity to allow us to respond to increases in future demand.

We continue to transition products to more advanced process technologies to reduce future manufacturing costs.  We believe that our ability to successfully transition to more advanced process technologies is important for us to remain competitive.  Our future operating results could be adversely affected if any such transition is substantially delayed or inefficiently implemented.

We also contract with third-party wafer foundries to fabricate less than 3% of our total production.  On a strategic basis, we will continue to use third-party foundries to shorten our product design cycle on certain key technologies and products.

Assembly and Test

We perform product assembly and testing at our facilities located near Bangkok, Thailand.  At March 31, 2005, approximately 70% of our assembly requirements were being performed in our Thailand facility.  As of March 31, 2005, our Thailand facility was testing substantially all of our wafer production.  A 67,000 square foot expansion area that was placed in service in fiscal 2005 provides the Thailand facility with sufficient space for our projected expansion needs in fiscal 2006.  We also use third-party assembly and test contractors in several Asian countries for the balance of our assembly and test requirements.

General Matters Impacting Our Manufacturing Operations

We employ proprietary design and manufacturing processes in developing our microcontroller and memory products.  We believe our processes afford us both cost-effective designs in existing and derivative products and greater functionality in new product designs.  While many of our competitors develop and optimize separate processes for their logic and memory product lines, we use a common process technology for both microcontroller and non-volatile memory products.  This allows us to more fully absorb our process research and development costs and to deliver new products to market more rapidly.  Our engineers utilize advanced Computer Aided Design tools and software to perform circuit design, simulation and layout, and our in-house photomask and wafer fabrication facilities enable us to rapidly verify design techniques by processing test wafers quickly and efficiently.

Due to the high fixed costs inherent in semiconductor manufacturing, consistently high manufacturing yields have significant positive effects on our gross profit and overall operating results.  During fiscal 2005, our focus on manufacturing productivity allowed us to maintain excellent manufacturing yields at our facilities.  Our manufacturing yields are primarily driven by a comprehensive implementation of statistical process control, extensive employee training and selective upgrading of our manufacturing facilities and equipment.  Maintenance of manufacturing productivity and yields are important factors in the achievement of our operating results.  The manufacture and assembly of integrated circuits, particularly non-volatile, erasable CMOS memory and logic devices, such as those that we produce, are complex processes.  These processes are sensitive to a wide variety of factors, including the level of contaminants in the manufacturing environment, impurities in the materials used and the performance of our wafer fabrication personnel and equipment.  As is typical in the semiconductor industry, we have from time to time experienced lower than anticipated manufacturing yields.  Our operating results will suffer if we are unable to maintain yields at approximately the current levels.

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

The foregoing statements related to the combined capacity of Fab 2, Fab 4 and Fab 3 providing sufficient capacity to allow us to respond to future increases in demand and the transition to more advanced process technologies to reduce future manufacturing costs are forward-looking statements. Actual results could differ materially because of the following factors, among others: changes in utilization of our current manufacturing capacity; unanticipated costs in ramping production at Fab 4; our ability to increase production at Fab 2; the ability to attract and retain qualified personnel in the Portland, Oregon area; changes in demand for products and the products of our customers; supply disruption; absorption of fixed costs, labor and other direct manufacturing costs; fluctuations in production yields; production efficiencies and overall capacity utilization; changes in product mix; competitive pressures on prices; labor unrest; political instability and expropriation; and other general economic conditions.

At the end of fiscal 2005, we owned long-lived assets (consisting of property, plant and equipment and goodwill) in the United States amounting to $622.3 million and $102.9 million in other countries, including $100.6 million in Thailand.  At the end of fiscal 2004, we owned long-lived assets in the United States amounting to $608.3 million and $113.2 million in other countries, including $111.7 million in Thailand.

Research and Development (R&D)

We are committed to continuing our investment in new and enhanced products, including development systems, and in our design and manufacturing process technologies.  We believe these investments are significant factors in maintaining our competitive position.  Our current R&D activities focus on the design of new microcontrollers, digital signal controllers, ASSPs, memory and mixed-signal products, new development systems, software and application-specific software libraries.  We are also developing new design and process technologies to achieve further cost reductions and performance improvements in existing products.

In fiscal 2005, our R&D expenses were $93.0 million, compared to $85.4 million in fiscal 2004 and $88.0 million in fiscal 2003.

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

In fiscal 2005, we derived 65% of our net sales from sales through distributors and 35% of our net sales from direct sales to original equipment manufacturers, referred to as OEM customers.  Distributors accounted for 64% of our net sales in fiscal 2004 and 60% of our net sales in fiscal 2003.  Our largest distributor accounted for approximately 13% of our net sales in fiscal 2005 and fiscal 2004.  Our second largest distributor accounted for approximately 12% of our net sales in fiscal 2005 and fiscal 2004.  In fiscal 2003, one distributor accounted for 12% of our net sales.  No other distributor or end customer accounted for more than 10% of our net sales in fiscal 2005, 2004 or 2003.

Distributors generally have broad-based rights to return product to us.  As revenue on distributor shipments is not recognized until the distributors sell our product to their end customers, distributor returns have no impact on our revenue.

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

We reduce product pricing through price protection based on market conditions, competitive considerations and other factors.  Price protection is granted to third-party distributors on the inventory that they have on hand at the date the price protection is offered.  When we reduce the selling price of our products, it allows the distributors to claim a credit against their outstanding accounts receivables balances based on the new price of the inventory they have on hand as of the date of the price reduction.  There is no revenue recognition impact from the price protection activity.

We do not offer material incentive programs to our third-party distributors.

We do not have long-term agreements with our distributors and we, or our distributors, may terminate our relationships with each other with little or no advanced notice.  The loss of, or the disruption in the operations of, one or more of our distributors could reduce our future net sales in a given quarter and could result in an increase in inventory returns.

Sales by Geography

Sales by geography for fiscal 2005, 2004 and 2003 were as follows (dollars in thousands):

	Year Ended March 31,
	2005	%	2004	%	2003	%

Americas	$248,881	29.4	$219,641	31.4	$219,504	33.7
Europe	232,493	27.4	194,187	27.8	177,727	27.3
Asia	365,562	43.2	285,432	40.8	254,231	39.0

Total Sales	$846,936	100.0%	$699,260	100.0%	$651,462	100.0%

Sales to customers in Asia have increased as a percentage of sales from fiscal 2003 to fiscal 2004 and from fiscal 2004 to fiscal 2005.  We attribute this primarily to many of our customers transitioning their manufacturing operations to Asia.

Sales to foreign customers accounted for approximately 73% of our net sales in fiscal 2005 and 71% of our net sales in fiscal 2004 and fiscal 2003.  Our sales to foreign customers have been predominately in Asia and Europe, which we attribute to the manufacturing strength in those areas for automotive, communications, computing, consumer and industrial control products.  Americas sales include sales to customers in the United States, Canada, Central America and South America.

Sales to customers in China, including Hong Kong, accounted for approximately 16% of our net sales in fiscal 2005, approximately 14% of our net sales in fiscal 2004 and 13% of our net sales in fiscal 2003.  In fiscal 2005, sales to customers in Taiwan accounted for approximately 10% of our net sales.  We did not have sales into any other foreign countries that exceeded 10% of our net sales during fiscal 2005, 2004 or 2003.

Our international sales are predominately U.S. dollar denominated.  Although foreign sales are subject to certain government export restrictions, we have not experienced any material difficulties as a result of export restrictions to date.

Our foreign operations are subject to a number of risks as described under the heading, “We are highly dependent on foreign sales and operations, which exposes us to foreign political and economic risks,” on page 16.

Backlog

As of April 29, 2005, our backlog was approximately $166.9 million, compared to $209.9 million as of April 23, 2004.  Our backlog includes all purchase orders scheduled for delivery within the subsequent 12 months.

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

Patents, Licenses and Trademarks

We maintain a portfolio of United States and foreign patents, expiring on various dates between 2005 and 2023.  We also have numerous additional United States and foreign patent applications pending.  We do not expect that the expiration of any particular patent will have a material impact on our business.  While we intend to continue to seek patents on our inventions and manufacturing processes, we believe that our continued success depends primarily on the technological skills and innovative capabilities of our personnel and our ability to rapidly commercialize product developments, rather than on our patents.  Our existing patents and any new patents that are issued may not be of sufficient scope or strength to provide meaningful protection or any commercial advantage to us.  In addition, the laws of certain foreign countries do not protect our intellectual property rights to the same extent as the laws of the United States.

We have entered into certain intellectual property licenses and cross-licenses with other companies related to semiconductor products and manufacturing processes.  As is typical in the semiconductor industry, we and our customers have from time to time received, and may in the future receive, communications from third parties asserting patent or other intellectual property rights on certain of our products or technologies.  We investigate all such notices and respond as we believe is appropriate.  Based on industry practice, we believe that in most cases we can obtain any necessary licenses or other rights on commercially reasonable terms, but we cannot assure that licenses would be on acceptable terms, that litigation would not ensue or that damages for any past infringement would not be assessed.  Litigation, which could result in substantial cost to us and require significant attention from management, may be necessary to enforce our patents or other intellectual property rights, or to defend us against claimed infringement of the rights of others.  The failure to obtain necessary licenses or other rights, or litigation arising out of infringement claims, could harm our business.

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

Employees

As of April 30, 2005, we had 3,943 employees.  None of our employees are represented by a labor organization.  We have never had a work stoppage and believe that our employee relations are good.

Executive Officers

The following sets forth certain information regarding our executive officers as of April 23, 2005:

Name	Age	Position
Steve Sanghi	49	Chairman of the Board, President and Chief Executive Officer
Steven V. Drehobl	43	Vice President, Security, Microcontroller and Technology Division
David S. Lambert	53	Vice President, Fab Operations
Mitchell R. Little	52	Vice President, Worldwide Sales and Applications
Ganesh Moorthy	45	Vice President, Advanced Microcontroller and Memory Division
Gordon W. Parnell	55	Vice President, Chief Financial Officer
Richard J. Simoncic	41	Vice President, Analog and Interface Products Division

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

Mr. Little has served as Vice President, Worldwide Sales and Applications since July 2000.  From April 1998 through July 2000, he served as Vice President, Americas Sales.  From November 1995 to April 1998, he served as Vice President, Standard Microcontroller and ASSP Division.  Joining Microchip in 1989, Mr. Little also held positions with the Memory Products Division including Vice President of that division.  Mr. Little holds a BSET degree from United Electronics Institute.

Mr. Moorthy has served as Vice President, Advanced Microcontroller and Memory Division, since December 2003.  From November 2001 to December 2003, he served as Vice President, Advanced Microcontroller and Automotive Division.  From August 2000 through November 2001, he served as Chairman and CEO of Cybercilium, Inc., a business intelligence solutions provider for mid-market companies.  From 1981 through July 2000, Mr. Moorthy worked at Intel Corporation in various operations and management capacities, including his last assignment as Director of Operations for Intel’s Home Products Group.  Mr. Moorthy holds an MBA in Marketing from National University, a B.S. degree in Electrical Engineering from the University of Washington and a B.S. degree in Physics from the University of Bombay.

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

Our net sales in any given quarter depend upon a combination of shipments from backlog and orders received in that quarter for shipment in that quarter, which we refer to as turns orders.  We measure turns orders at the beginning of a quarter based on the orders needed to meet the shipment targets that we set entering the quarter.  Historically, we have proven our ability to respond quickly to customer orders as part of our competitive strategy, resulting in customers placing orders with relatively short delivery schedules.  Shorter lead times generally mean that turns orders as a percentage of our business are relatively high in any particular quarter and reduces our backlog visibility on future product shipments.  Turns orders correlate to overall semiconductor industry conditions and product lead times.  Because turns orders are difficult to predict, varying levels of turns orders make our net sales more difficult to forecast.  If we do not achieve a sufficient level of turns orders in a particular quarter relative to our revenue targets, our revenue and operating results may suffer.

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

•      the rate at which customers incorporate our products into their own applications

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

We have experienced, and expect to continue to experience, modest pricing declines in certain of our more mature proprietary product lines, due primarily to competitive conditions.  We have been able to moderate average selling price declines in many of our proprietary product lines by continuing to introduce new products with more features and higher prices.  We have experienced in the past and expect to continue to experience in the future varying degrees of competitive pricing pressures in our Serial EEPROM products.

We may be unable to maintain average selling prices for our products as a result of increased pricing pressure in the future, which could adversely impact our operating results.

Our business is highly dependent on selling through distributors.

Sales through distributors accounted for 65% of our net sales in fiscal 2005, 64% of our net sales in fiscal 2004 and 60% of our net sales in fiscal 2003.  Our two largest distributors together accounted for approximately 25% of our net sales in fiscal 2005 and fiscal 2004 and approximately 21% of our net sales in fiscal 2003.  We do not have long-term agreements with our distributors and our distributors may terminate their relationships with us with little or no advanced notice.

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

We use several third-party contractors located in Asia for a portion of the assembly and testing of our products.  We also rely on outside wafer foundries for a portion of our wafer fabrication.  Although we own the majority of our manufacturing resources, the disruption or termination of any of our third-party contractors could harm our business and operating results.

Our use of third parties involves some reduction in our level of control over the portions of our business that we subcontract.  Our future operating results could suffer if any third-party contractor were to experience financial, operations or production difficulties or situations when demand exceeds capacity, or if they were unable to maintain manufacturing yields, assembly and test yields and costs at approximately their current levels, or if due to their locations in foreign countries they were to experience political upheaval or infrastructure disruption.  In such case, we may not be able to qualify additional manufacturing sources for our products in a timely manner or at all, and such arrangements, if any, may not be on favorable terms to us.  In such event, our business and operating results could be adversely affected.

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

The semiconductor industry is characterized by wide fluctuations of supply and demand.  The industry has experienced significant economic downturns, characterized by diminished product demand and production over-capacity.  We have sought to reduce our exposure to this industry cyclicality by selling proprietary products that cannot be easily or quickly replaced, to a geographically diverse base of customers across a broad range of market segments.  However, we have experienced substantial period-to-period fluctuations in operating results and expect, in the future, to experience period-to-period fluctuations in operating results due to general industry or economic conditions.

We are exposed to various risks related to legal proceedings or claims.

We are currently, and in the future may be, involved in legal proceedings or claims regarding patent infringement, intellectual property rights, contracts and other matters.  From October 2001 to October 2004, we were involved in patent infringement litigation with Philips Corporation which has since been settled.  However, as is typical in the semiconductor industry, we receive notifications from customers from time to time who believe that we owe them indemnification or other obligations related to infringement claims made against the customers by third parties.  These legal proceedings and claims, whether with or without merit, could result in substantial cost to us and divert our resources.  If we are not able to resolve a claim, negotiate a settlement of a matter, obtain necessary licenses on commercially reasonable terms, and/or successfully prosecute or defend our position, we could incur uninsured liability in any one of them and our business, financial condition or results of operations could be harmed.

It is also possible that from time to time we may be subject to warranty or product liability claims that could lead to significant expenses related to the defense of such claims or any requirement to pay damages claims.  We do have product liability insurance, but there is no certainty that insurance will cover all claims or be of a sufficient amount to fully protect against such claims.  Costs or payments we may make in connection with warranty or product liability claims may adversely affect the results of our operations.

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

We do not typically enter into long-term contracts with our customers and we cannot be certain about future order levels from our customers.  When we do enter into customer contracts, the contract is generally cancelable at the convenience of the customer.  In the event of any early termination of a contract by one of our major customers, it is unlikely that we would be able to rapidly replace that revenue source which could harm our financial results.

Business interruptions could harm our business.

Operations at any of our manufacturing facilities, or at any of our wafer fabrication or test and assembly subcontractors, may be disrupted for reasons beyond our control, including work stoppages, power loss, incidents of terrorism or security risk, political instability, public health issues, telecommunications, transportation or other infrastructure failure, fire, earthquake, floods, or other natural disasters.  If operations at any of our facilities, or our subcontractors’ facilities are interrupted, we may not be able to shift production to other facilities on a timely basis.  If this occurs, we would likely experience delays in shipments of products to our customers and alternate sources for production may be unavailable on acceptable terms.  This could result in reduced revenues and profits and the cancellation of orders or loss of customers.  In addition, business interruption insurance will likely not be enough to compensate us for any losses that may occur and any losses or damages incurred by us as a result of business interruptions could significantly harm our business.

We are highly dependent on foreign sales and operations, which exposes us to foreign political and economic risks.

Sales to foreign customers account for a substantial portion of our net sales.  During fiscal 2005, approximately 73% of our net sales were made to foreign customers.  During fiscal 2004, approximately 71% of our net sales were made to foreign customers.  We purchase a substantial portion of our raw materials and equipment from foreign suppliers.  In addition, we own product assembly and testing facilities located near Bangkok, Thailand.  We also use various foreign third-party contractors for a portion of our assembly and testing and for a portion of our wafer fabrication requirements.  Substantially all of our finished goods inventory is maintained in Thailand.

Our reliance on foreign operations, foreign suppliers, maintenance of substantially all of our finished goods in inventory at foreign locations and significant foreign sales exposes us to foreign political and economic risks, including:

•      political, social and economic instability

•      public health conditions

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

We are subject to stringent environmental regulations, which may force us to incur significant expenses.

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

Further, certain of our customers shipping their products into European markets are also subject to governmental environmental regulations such as the Restriction of Hazardous Substances in Electrical and Electronic Equipment Directive (RoHS) which will be effective July 1, 2006, and the Directive on Waste Electrical and Electronic Equipment.  These directives focus on limiting the amounts of certain elements, such as lead, in electrical devices, and providing for the proper disposal of the electrical devices and their components.  The inability of this sub-set of our customers to use Microchip products which contain lead after July 2006 may adversely affect our results of operations.

Recently enacted and proposed changes in securities laws and related regulations have resulted in increased costs to us.

Recently enacted and proposed changes in the laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act of 2002 and recent rules enacted and proposed by the SEC, NASDAQ and the NYSE, have resulted in significantly increased costs to us as we respond to their requirements.  In particular, complying with the internal control audit requirements of Sarbanes-Oxley Section 404 has resulted in increased internal efforts and significantly higher fees from our independent accounting firm.

This report on Form 10-K contains a report by our management on our internal control over financial reporting including an assessment of the effectiveness of our internal control over financial reporting as of March 31, 2005.  This Form 10-K also contains an attestation and report by our auditors with respect to our management’s assessment of the effectiveness of internal control over financial reporting under Section 404.  While these assessments and reports did not reveal any material weaknesses in our internal control over financial reporting, compliance with Section 404 is an ongoing process and will be required for each future fiscal year.  We expect that the ongoing compliance with Section 404 will continue to be both very costly and very challenging and there can be no assurance that material weaknesses with not be identified in future periods.  Any adverse results from such ongoing compliance efforts could result in a loss of investor confidence in our financial reports and have an adverse effect on our stock price.

Recent regulations related to equity compensation could adversely affect our earnings and our ability to attract and retain key personnel.

Since our inception, we have used stock options and other long-term equity incentives as a fundamental component of our employee compensation packages and have accounted for them using the intrinsic value method of APB No. 25, “Accounting for Stock Issued to Employees.”  We believe that stock options and other long-term equity incentives directly motivate our employees to maximize long-term stockholder value and, through the use no of vesting, encourage employees to remain with Microchip.  In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payments,” (SFAS 123R) which changed U.S. Generally Accepted Accounting Principles in such a way to require us to record a charge to earnings for the fair value of employee stock option grants and other share based compensation beginning in the first quarter of fiscal 2007.  This regulation will negatively impact our earnings for those share based awards that vest beginning in fiscal 2007.  For example, recording a charge for employee stock options under SFAS 123 would have decreased our net income by $37.2 million, $36.8 million and $36.2 million for fiscal 2005, 2004 and 2003, respectively.  The impact on net income of SFAS 123R may differ significantly than the impact as calculated under SFAS 123.  Furthermore, adoption of SFAS 123R will require us to make certain assumptions and judgments in the valuation of stock options that we may grant in the future. A change in any of those assumptions or judgments could change the compensation expense that is charged against our earnings and, consequently, adversely affect our results of operations.  See also Note 1 to the Consolidated Financial Statements – Significant Accounting Policies:  Share-Based Payment.

In addition, recent regulations implemented by The NASDAQ Stock Market requiring shareholder approval for all stock option plans as well as recent regulations implemented by the New York Stock Exchange prohibiting NYSE member organizations from giving a proxy to vote on equity-compensation plans unless the beneficial owner of the shares has given voting instructions could make it more difficult for us to grant equity-based awards to employees in the future.  To the extent that these or other new regulations make it more difficult or expensive to grant options to employees, we may incur compensation costs, productivity losses, change our equity compensation strategy or find it difficult to attract, retain and motivate employees, each of which could materially and adversely affect our business.

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

Item 2.          PROPERTIES

At March 31, 2005, we owned the facilities described below:

Location	Approx. Total Sq. Ft.	Uses
Chandler, Arizona (1)	415,000	Executive and Administrative Offices; Wafer Probe; R&D Center; Sales and Marketing; and Computer and Service Functions

Tempe, Arizona	379,000	Wafer Fabrication (Fab 2); R&D Center; Administrative Offices; and Warehousing

Puyallup, Washington (2)	700,000	Wafer Fabrication (Fab 3); R&D Center; Administrative Offices; and Warehousing (non-operational; held-for-future-use)

Gresham, Oregon (3)	826,500	Wafer Fabrication (Fab 4); R&D Center; Administrative Offices; and Warehousing

Chacherngsao, Thailand (4)	290,000	Test and Assembly; Sample Center; Warehousing; and Administrative Offices

(1)	On June 30, 2003, we closed Fab 1 on our Chandler campus, and integrated certain of the personnel and processes from Fab 1 into Fab 2.
(2)	Currently non-operational and being held-for-future-use. Fab 3 consists of manufacturing buildings and land, with no equipment.
(3)	Acquired in August 2002. Production commenced on October 31, 2003.
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

In addition to the facilities we own, we lease several research and development facilities and sales offices in North America, Europe and Asia.  Our aggregate monthly rental payment for our leased facilities is approximately $0.4 million.

We currently believe that our existing facilities will be adequate to meet our production requirements for the next 12 months.

The foregoing statements related to the acquisition of title to the land on which the Thailand facility is situated and the adequacy of existing facilities for the next 12 months are forward-looking statements.  Actual results could differ materially because of the following factors, among others: developments in the financial restructuring of the seller of the land where the Thailand facility is situated; demand for our products; fluctuations in production yields, production efficiencies and overall capacity utilization; competitive pressures on prices; political instability and expropriation; and other economic conditions.  See also the factors set forth under “Item 1 – Business – Additional Factors That May Affect Results of Operations,” beginning at page 12 of this report.

Item 3.          LEGAL PROCEEDINGS

In the ordinary course of our business, we are involved in a limited number of legal actions, both as plaintiff and defendant, and could incur uninsured liability in any one or more of them.  Although the outcome of these actions is not presently determinable, we believe that the ultimate resolution of these matters will not harm our business and will not have a material adverse effect on our financial position, cash flows or results of operations.  Litigation relating to the semiconductor industry is not uncommon, and we are, and from time to time have been, subject to such litigation.  No assurances can be given with respect to the extent or outcome of any such litigation in the future.

Item 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the The NASDAQ National Market® under the symbol “MCHP.”  Our common stock has been quoted on The NASDAQ National Market since our initial public offering on March 19, 1993.  The following table sets forth the quarterly high and low closing prices of our common stock as reported by The NASDAQ National Market for the last two years.

Fiscal 2005	High	Low	Fiscal 2004	High	Low

First Quarter	$32.63	$26.80	First Quarter	$24.86	$18.15
Second Quarter	30.61	25.26	Second Quarter	28.19	23.66
Third Quarter	30.63	26.03	Third Quarter	36.03	24.56
Fourth Quarter	28.49	24.28	Fourth Quarter	34.67	25.29

On May 16, 2005, there were approximately 505 holders of record of our common stock.  This figure does not reflect beneficial ownership of shares held in nominee names.

We have been declaring and paying quarterly cash dividends since the third quarter of fiscal 2003.  Our total cash dividends paid were $43.0 million, $23.3 million and $8.1 million in fiscal 2005, fiscal 2004 and fiscal 2003, respectively.  The following table sets forth our quarterly cash dividends per common share and the total amount of the dividend payment each quarter in fiscal 2005 and fiscal 2004 (amounts in thousands, except per share amounts).

Fiscal 2005	Dividends per Common Share	Amount of Dividend Payment	Fiscal 2004	Dividends per Common Share	Amount of Dividend Payment

First Quarter	$0.040	$8,267	First Quarter	$0.024	$4,893
Second Quarter	0.046	9,473	Second Quarter	0.024	4,919
Third Quarter	0.052	10,752	Third Quarter	0.030	6,223
Fourth Quarter	0.070	14,508	Fourth Quarter	0.035	7,284

On April 27, 2005, we declared a quarterly cash dividend of $0.095 per share, which will be paid on June 3, 2005 to stockholders of record on May 13, 2005 and is estimated to be $19.8 million.  Our Board is free to change its dividend practices at any time and to decrease or increase the dividend paid, or not to pay a dividend, on our common stock on the basis of our results of operations, financial condition, cash requirements and future prospects, and other factors deemed relevant by our Board.  Our current intent is to provide for ongoing quarterly cash dividends depending upon market conditions and our results of operations.

The following table sets forth our purchases of our common stock and the information below the table designates the repurchase program that the shares were purchased under:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the Programs
January 1, 2005 – January 31, 2005	49,300	$24.395	49,300	1,615,100
February 1, 2005 – February 28, 2005	—	$—	—	1,615,100
March 1, 2005 – March 31, 2005	—	$—	—	1,615,100

On April 22, 2004, our Board of Directors authorized the repurchase of up to 2,500,000 shares of our common stock in the open market or privately negotiated transactions.  As of March 31, 2005, 1,615,100 shares related to this authorization remained available to be purchased under this program.

Please refer to “Item 12, Security Ownership Of Certain Beneficial Owners And Management And Related Stockholder Matters,” at page 42 below, for the information required by Item 201(d) of Regulation S-K with respect to securities authorized for issuance under our equity compensation plans at March 31, 2005.

Item 6.          SELECTED FINANCIAL DATA

You should read the following selected consolidated financial data for the five-year period ended March 31, 2005 in conjunction with our Consolidated Financial Statements and Notes thereto and, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of this Form 10-K.  Our consolidated statements of income data for each of the years in the three-year period ended March 31, 2005, and the balance sheet data as of March 31, 2005 and 2004, are derived from our audited consolidated financial statements, included in Item 8 of this Form 10-K (for information below all amounts are in thousands, except per share data).

Statement of Income Data (1):

	Year Ended March 31,
	2005	2004	2003	2002	2001

Net sales	$846,936	$699,260	$651,462	$571,254	$715,730
Cost of sales	362,961	349,301	299,227	284,518	335,016
Research and development	93,040	85,389	87,963	81,650	78,595
Selling, general and administrative	111,188	92,411	89,355	82,615	102,620
Special charges (2)	21,100	865	50,800	—	17,358
Operating income	258,647	171,294	124,117	122,471	182,141
Interest income (expense), net	16,864	4,639	3,344	4,344	12,741
Other income (expense), net	1,757	1,963	871	376	2,080
Net loss in equity investment (2)	—	—	—	—	(2,190)
Gain on sale of investment (2)	—	—	—	—	1,427
Income before income taxes	277,268	177,896	128,332	127,191	196,199
Income tax provision	63,483	40,634	28,657	32,377	53,363
Income before cumulative effect of change in accounting principle	213,785	137,262	99,675	94,814	142,836
Cumulative effect of change in accounting principle (3)	—	—	11,443	—	—
Net income	$213,785	$137,262	$88,232	$94,814	$142,836
Basic net income per common share	$1.03	$0.67	$0.44	$0.48	$0.74
Diluted net income per common share	$1.01	$0.65	$0.42	$0.45	$0.70
Dividends declared per common share	$0.208	$0.113	$0.040	$—	$—
Basic common shares outstanding	206,740	206,032	202,483	199,184	193,632
Diluted common shares outstanding	211,962	212,172	210,646	208,907	205,190

Balance Sheet Data (1):

	Year Ended March 31,
	2005	2004	2003	2002	2001
Working capital	$768,683	$613,894	$393,979	$381,211	$176,936
Total assets	1,817,554	1,622,143	1,428,275	1,275,600	1,161,349
Long-term obligations, less current portion	—	—	—	—	—
Stockholders’ equity	1,485,734	1,320,517	1,178,949	1,075,779	942,848

(1)               On January 16, 2001, we merged with TelCom Semiconductor, Inc. and accounted for the merger as a pooling-of-interests.  Accordingly, the selected financial data has been restated to include the operations of TelCom for all periods presented.  TelCom had a December 31 fiscal year end, and we have conformed the TelCom financial data to a March 31 year end for the March 31, 2001 fiscal year.

(2)               There were no special charges during the fiscal year ended March 31, 2002.  Detailed discussions of the special charges for the fiscal years ended March 31, 2005, 2004 and 2003 are contained in Note 4 to the Consolidated Financial Statements.  Detailed explanations of the special charges for the fiscal year ended March 31, 2001 are provided below.  The following table presents a summary of special charges for the five-year period ended March 31, 2005:

	Year Ended March 31,
	2005	2004	2003	2002	2001

Intellectual property settlement	$21,100	$—	$—	$—	$—
Contract cancellation, severance and other costs related to Fab 1 closure	—	865	—	—	—
Fab 3 impairment charge	—	—	41,500	—	—
In-process research and development charge	—	—	9,300	—	—
Restructuring charges	—	—	—	—	6,409
TelCom merger charges	—	—	—	—	10,949

Totals	$21,100	$865	$50,800	$—	$17,358

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

Item 7.                       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations contains certain forward-looking statements that involve risks and uncertainties, including statements regarding our strategy, financial performance and revenue sources.  We use words such as “anticipate,” “believe,” “plan,” “expect,” “estimate,” “future,” “intend” and similar expressions to identify forward-looking statements.  Our actual results could differ materially from the results anticipated in these forward-looking statements as a result of certain factors including those set forth in this Item 7, and under “Item 1 – Business – Additional Factors That May Affect Our Results of Operations,” beginning at page 12, above, and elsewhere in this Form 10-K.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  You should not place undue reliance on these forward-looking statements.  We disclaim any obligation to update information contained in any forward-looking statement.

We begin our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) with a summary of Microchip’s overall business strategy to give the reader an overview of the goals of our business and the overall direction of our business and products.  This is followed by a discussion of the Critical Accounting Policies and Estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results.  In the next section, beginning at page 26, we discuss our Results of Operations for fiscal 2005 compared to fiscal 2004, and for fiscal 2004 compared to fiscal 2003.  We then provide an analysis of changes in our balance sheet and cash flows, and discuss our financial commitments in sections titled “Liquidity and Capital Resources,” “Contractual Obligations” and “Off-Balance Sheet Arrangements.”

This MD&A should be read in conjunction with other sections of this Annual Report on Form 10-K, including “Item 1 – Business”; “Item 6 – Selected Financial Data”; and “Item 8 – Financial Statements and Supplementary Data.”

Strategy

Our goal is to be a worldwide leader in providing specialized semiconductor products for a wide variety of embedded control applications.  Our strategic focus is on embedded control products, which include microcontrollers, high-performance linear and mixed signal devices, power management and thermal management devices, and complementary microperipheral products including interface devices, Serial EEPROMs, and our patented KEELOQ security devices.  We provide highly cost-effective embedded control products that also offer the advantages of small size, high performance, low voltage/power operation and ease of development, enabling timely and cost-effective embedded control product integration by our customers.

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

We are committed to continuing our investment in new and enhanced products, including development systems, and in our design and manufacturing process technologies.  We believe these investments are significant factors in maintaining our competitive position.  Our current research and development activities focus on the design of new microcontrollers, digital signal controllers, ASSPs, memory and mixed-signal products, new development systems, software and application-specific software libraries.  We are also developing new design and process technologies to achieve further cost reductions and performance improvements in existing products.

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

Critical Accounting Policies and Estimates

General

Our discussion and analysis of Microchip’s financial condition and results of operations is based upon our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  We review the accounting policies we use in reporting our financial results on a regular basis.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent liabilities.  On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, inventories, income taxes, property plant and equipment, impairment of property, plant and equipment and assets held for sale and litigation.  We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  Results may differ from these estimates due to actual outcomes being different from those on which we based our assumptions.  We review these estimates and judgments on an ongoing basis.  We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.  We also have other policies that we consider key accounting policies, such as our policy regarding revenue recognition to OEMs; however, we do not believe these policies require us to make estimates or judgments that are as difficult or subjective as our policies described below.

Revenue Recognition – Distributors

Our distributors worldwide have broad rights to return products and price protection rights, so we defer revenue recognition until the distributor sells the product to their customers.  We reduce product pricing through price protection based on market conditions, competitive considerations and other factors.  Price protection is granted to third-party distributors on the inventory that they have on hand at the date the price protection is offered.  When we reduce the price of our products, it allows the distributor to claim a credit against its outstanding accounts receivable balances based on the new price of the inventory it has on hand as of the date of the price reduction.  There is no revenue impact from the price protections.  We also grant certain credits to our third-party distributors.  The credits are granted to the distributors on specially identified pieces of the distributors’ business to allow them to earn a competitive gross margin on the sale of our products to their end customers.  The credits are on a per unit basis and are not given to the distributor until they provide documentation of the sale to their end customer.  The effect of granting these credits establishes the net selling price from us to our distributors for the product and results in the net revenue recognized by us when the product is sold by the distributors to their end customers.  Upon shipment, amounts billed to distributors are included as accounts receivable, inventory is relieved, and the sale and the gross margin are deferred and are reflected as a current liability until the product is sold by the distributor to their customers.  We changed our revenue recognition policy as it relates to sales to Asia regional distributors during fiscal 2003 as described below at page 36 and in Note 1 to our consolidated financial statements to conform with our revenue recognition policies for our distribution channels in the Americas and Europe.

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

Income Taxes

As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate.  This process involves estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes.  These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet.  We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income within the relevant jurisdiction and to the extent we believe that recovery is not likely, we must establish a valuation allowance.  We have not provided for a valuation allowance because we believe that it is “more likely than not” that our deferred tax assets will be recovered from future taxable income.  Should we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.  At March 31, 2005, our gross deferred tax asset was $105.1 million.

Various taxing authorities in the United States and other countries in which we do business are increasing their scrutiny of various tax structures employed by businesses.  Companies of our size and complexity are regularly audited by the taxing authorities in the jurisdictions in which they conduct significant operations.  We are currently under audit by the United States Internal Revenue Service (IRS) for our fiscal years ended March 31, 1998, 1999, 2000 and 2001.  As part of this ongoing audit, the IRS has proposed certain adjustments related to positions reflected on these returns.  The IRS has issued formal assessments for these adjustments.  We do not agree with these adjustments and intend to appeal these assessments.  We recognize liabilities for anticipated tax audit issues in the United States and other tax jurisdictions based on our estimate of whether, and the extent to which, additional tax payments are probable.  We believe that we maintain adequate tax reserves to offset any potential tax liabilities that may arise upon final resolution of the pending audit through either settlement or the appeals process with the IRS.  We also believe that we maintain adequate tax reserves to offset any potential tax liabilities that may arise upon other audits in the United States and other countries in which we do business.  If such amounts ultimately prove to be unnecessary, the resulting reversal of such reserves would result in tax benefits being recorded in the period the reserves are no longer deemed necessary.  If such amounts ultimately prove to be less than an ultimate assessment, a future charge to expense would be recorded in the period in which the assessment is determined.

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

Property, Plant & Equipment

Property, plant and equipment are stated at cost.  Major renewals and improvements are capitalized, while maintenance and repairs are expensed when incurred.  At March 31, 2005, the carrying value of our property and equipment totaled $693.3 million, which represents 38.1% of our total assets.  This carrying value reflects the application of our property and equipment accounting policies, which incorporate estimates, assumptions and judgments relative to the useful lives of our property and equipment.  Depreciation is provided on a straight-line basis over the estimated useful lives of the related assets, which range from five to seven years on manufacturing equipment and approximately 30 years on buildings.

We began production activities at Fab 4 on October 31, 2003.  We began to depreciate the Fab 4 assets as the assets were placed in service for production purposes.  As of March 31, 2005, all of the buildings and supporting facilities were being depreciated as well as the manufacturing equipment that had been placed in service.  All manufacturing equipment that was not being used in production activities was maintained in projects in process and is not being depreciated until it is placed into service since management believes there is no change to its utility from the present time until it is placed into productive service.  The lives to be used for depreciating this equipment at Fab 4 will be evaluated at such time as the assets are placed in service.  We do not believe that the temporary idling of such assets has impaired the estimated life or carrying values of the underlying assets.

On March 31, 2005, we changed the classification of Fab 3 from an asset held-for-sale to an asset held-for-future-use.  Fab 3 had been on the market for over two years, and we had not received any acceptable offers on the facility.  Over that period of time, our business had increased significantly and over the next several years we will need to begin planning for future wafer fabrication capacity as a larger percentage of Fab 4’s clean room capacity is utilized.  We determined that the appropriate action to take was to stop actively marketing the Fab 3 facility and hold it for our future use.  As a result of this change in classification, we had to assess the fair value of the Fab 3 asset to determine if any additional impairment charge was required upon the change in classification from “held-for-sale” to “held-for-future-use” under Statement of Financial Accounting Standards (“SFAS”) No. 144.  We performed a discounted cash flow analysis of the Fab 3 asset based on various financial projections in developing the fair value estimate given that it was the best available valuation technique for the asset.  The discounted cash flow analysis confirmed the carrying value of the Fab 3 asset at March 31, 2005 was not in excess of its fair value.  If indicators of impairment for the Fab 3 assets arise in the future, we will determine if the sum of the estimated undiscounted cash flows attributable to the assets in question are less than their carrying value.  If less, we would recognize an impairment loss on the excess of the carrying amount of the assets over their respective fair values.  We will begin to depreciate the Fab 3 asset in April 2005.

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

Litigation

Our current estimated range of liability related to certain pending litigation is based on the probable loss of claims for which we can estimate the amount and range of loss.  Recorded reserves were not significant at March 31, 2005.

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

Results of Operations

The following table sets forth certain operational data as a percentage of net sales for the years indicated:

	Year Ended March 31,
	2005	2004	2003

Net sales	100.0%	100.0%	100.0%
Cost of sales	42.9%	50.0%	45.9%
Gross profit	57.1%	50.0%	54.1%
Research and development	11.0%	12.2%	13.5%
Selling, general and administrative	13.1%	13.2%	13.7%
Special charges	2.5%	0.1%	7.8%
Operating income	30.5%	24.5%	19.1%

Net Sales

We operate in one industry segment and engage primarily in the design, development, manufacture and marketing of semiconductor products.  We sell our products to distributors and OEMs in a broad range of market segments, perform ongoing credit evaluations of our customers and generally require no collateral.

Our net sales of $846.9 million in fiscal 2005 increased by $147.6 million, or 21.1%, over fiscal 2004, and net sales of $699.3 million in fiscal 2004 increased by $47.8 million, or 7.3%, over fiscal 2003.  The increases in net sales in fiscal 2005 compared to fiscal 2004 and in fiscal 2004 compared to fiscal 2003 resulted primarily from increased demand, predominantly for our proprietary microcontroller products. Average selling prices for our products were down approximately 4% in fiscal 2005 over fiscal 2004 and 9% in fiscal 2004 over fiscal 2003.  The number of units of our products sold was up approximately 26% in fiscal 2005 over fiscal 2004 and 17% in fiscal 2004 over fiscal 2003.  The average selling prices and the unit volumes of our sales are impacted by the mix of our products sold.  We believe that we have continued to grow our percentage of market share in the embedded control market over the last three fiscal years.  Key factors in achieving the amount of net sales during the last three fiscal years include:

•                  continued market share gains

•                  increasing semiconductor content in our customers’ products

•                  customers’ increasing needs for the flexibility offered by our programmable solutions

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

During the quarter ended December 31, 2003, we changed our accounting policy relating to amounts billed to customers for shipping and handling costs to be consistent with EITF 00-10.  With this change, we have reclassified amounts billed to customers for shipping and handling costs from a reduction of cost of sales to revenue for the first three quarters of fiscal 2004, and we have continued this treatment in all subsequent periods.  This reclassification had no impact on net income and an immaterial impact on revenues and cost of sales.  Prior year amounts have not been reclassified, as these amounts were immaterial.

Sales by product line for the fiscal years ended March 31, 2005, 2004 and 2003 were as follows (dollars in thousands):

	Year Ended March 31,
	2005	%	2004	%	2003	%

Microcontrollers	$674,902	79.7	$556,764	79.6	$516,383	79.3
Memory products	115,120	13.6	91,640	13.1	87,158	13.4
Analog and interface products	56,914	6.7	50,856	7.3	47,921	7.3

Total Sales	$846,936	100.0%	$699,260	100.0%	$651,462	100.0%

Certain prior period amounts have been reclassified to conform to the current period presentation.

Microcontrollers

Our microcontroller product line represents the largest component of our total net sales.  Microcontrollers and associated application development systems accounted for approximately 79.7% of our total net sales in fiscal 2005, approximately 79.6% of our total net sales in fiscal 2004 and approximately 79.3% of our total net sales in fiscal 2003.

Net sales of our microcontroller products increased approximately 21.2% in fiscal 2005 compared to fiscal 2004, and increased approximately 7.8% in fiscal 2004 compared to fiscal 2003.  The increases in net sales were primarily due to increased demand for our microcontroller products in end markets, driven principally by market share gains and those factors described above under “Net Sales” at page 26.  The end markets that we serve include the automotive, communications, computing, consumer and industrial control markets.

Historically, average selling prices in the semiconductor industry decrease over the life of any particular product.  The overall average selling prices of our microcontroller products have remained relatively constant over time due to the proprietary nature of these products.  We have experienced, and expect to continue to experience, moderate pricing pressure in certain microcontroller product lines, primarily due to competitive conditions.  We have in the past been able to, and expect in the future to be able to, moderate average selling price declines in our microcontroller product lines by introducing new products with more features at higher prices.  However, we may be unable to maintain average selling prices for our microcontroller products as a result of increased pricing pressure in the future, which could adversely affect our operating results.

Memory Products

Sales of our memory products accounted for approximately 13.6% of our total net sales in fiscal 2005, approximately 13.1% of our total net sales in fiscal 2004 and approximately 13.4% of our total net sales in fiscal 2003.

Net sales of our memory products increased approximately 25.6% in fiscal 2005 compared to fiscal 2004, and increased approximately 5.1% in fiscal 2004 compared to fiscal 2003, driven primarily by customer demand conditions within the Serial EEPROM market, which products comprise substantially all of our memory product net sales.

Serial EEPROM product pricing has historically been cyclical in nature, with steep price declines followed by periods of relative price stability, driven by changes in industry capacity at different stages of the business cycle.  During the past three fiscal years, we have experienced several Serial EEPROM product pricing trends, both up and down, due to market conditions.  We have experienced, and expect to continue to experience, varying degrees of competitive pricing pressures in our Serial EEPROM products.  We may be unable to maintain the average selling prices of our Serial EEPROM products as a result of increased pricing pressure in the future, which could adversely affect our operating results.

Analog and Interface Products

Sales of our analog and interface products accounted for approximately 6.7% of our total net sales in fiscal 2005, 7.3% of our total net sales in fiscal 2004 and approximately 7.3% of our total net sales in fiscal 2003.

Net sales of our analog and interface products increased approximately 11.9% in fiscal 2005 compared to fiscal 2004 and increased approximately 6.1% in fiscal 2004 compared to fiscal 2003.  The increase in net sales of our analog and interface products in these periods were driven primarily by new proprietary design wins, supply and demand conditions within the market and our ability to gain market share.

Analog and interface products can be proprietary or non-proprietary in nature.  Currently, we consider more than half of our analog and interface product mix to be proprietary in nature, where prices are relatively stable, similar to the pricing stability experienced in our microcontroller products.  The non-proprietary portion of our analog and interface business will experience price fluctuations, driven primarily by the current supply and demand for those products.  We may be unable to maintain the average selling prices of our analog and interface products as a result of increased pricing pressure in the future, which could adversely affect our operating results.  We anticipate the proprietary portion of our analog and interface products to increase over time.

Turns Orders

Our net sales in any given quarter depend upon a combination of shipments from backlog and orders received in that quarter for shipment in that quarter, which we refer to as turns orders.  We measure turns orders at the beginning of a quarter based on the orders needed to meet the shipment targets that we set entering the quarter.  Historically, we have proven our ability to respond quickly to customer orders as part of our competitive strategy, resulting in customers placing orders with short delivery schedules.  Shorter lead times generally mean that turns orders as a percentage of our business are relatively high in any particular quarter and reduces our backlog visibility on future product shipments.  Turns orders correlate to overall semiconductor industry conditions and product lead times.  Turns orders are difficult to predict, and we may not experience the combination of turns orders and shipments from backlog in a quarter that would be sufficient to achieve anticipated net sales.  If we do not achieve a sufficient level of turns orders in a particular quarter, our net sales and operating results may suffer.

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

Distribution

Distributors accounted for 65% of our net sales in fiscal 2005, 64% of our net sales in fiscal 2004 and 60% of our net sales in fiscal 2003.

Our largest distributor accounted for approximately 13% of our net sales in fiscal 2005 and fiscal 2004 and 12% of our net sales in fiscal 2003.  Our two largest distributors accounted for 25% of our net sales in fiscal 2005 and fiscal 2004.

Generally, we do not have long-term agreements with our distributors and we, or our distributors, may terminate their relationships with us with little or no advanced notice.  The loss of, or the disruption in the operations of, one or more of our distributors could reduce our future net sales in a given quarter and could result in an increase in inventory returns.

At March 31, 2005, distributors were maintaining an average of approximately 2.3 months of inventory of our products.  Over the past three fiscal years, the months of inventory maintained by our distributors have fluctuated between approximately 2.0 months and 2.8 months.  Thus, inventory levels at our distributors are at the low to moderate end of the range we have experienced over the last three years.  As we recognize revenue based on sell through for all of our distributors, we do not believe that inventory holding patterns at our distributors will materially impact our net sales.

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

Sales by Geography

Sales by geography for the fiscal years ended March 31, 2005, 2004 and 2003 were as follows (dollars in thousands):

	Year Ended March 31,
	2005	%	2004	%	2003	%

Americas	$248,881	29.4	$219,641	31.4	$219,504	33.7
Europe	232,493	27.4	194,187	27.8	177,727	27.3
Asia	365,562	43.2	285,432	40.8	254,231	39.0

Total Sales	$846,936	100.0%	$699,260	100.0%	$651,462	100.0%

Our sales to foreign customers have been predominately in Asia and Europe, which we attribute to the manufacturing strength in those areas for automotive, communications, computing, consumer and industrial control products.  Americas sales include sales to customers in the United States, Canada, Central America and South America.  Sales to customers in Asia have increased during the last three fiscal years due to many of our customers transitioning their manufacturing operations to Asia.

Sales to foreign customers accounted for approximately 73% of our net sales in fiscal 2005, and 71% of our net sales in fiscal 2004 and fiscal 2003.  Substantially all of our foreign sales are U.S. dollar denominated.

Sales to customers in China, including Hong Kong, accounted for approximately 16% of our net sales in fiscal 2005, approximately 14% of our net sales in fiscal 2004 and approximately 13% of our net sales in fiscal 2003.  Sales to customers in Taiwan accounted for approximately 10% of our net sales in fiscal 2005.  We did not have sales into any other countries that exceeded 10% of our net sales during the last three fiscal years.

Gross Profit

Our gross profit was $484.0 million in fiscal 2005, $350.0 million in fiscal 2004 and $352.2 million in fiscal 2003.  Gross profit as a percent of sales was 57.1% in fiscal 2005, 50.0% in fiscal 2004 and 54.1% in fiscal 2003.

The most significant factors affecting gross profit percentage over the past three fiscal years were:

•                  Improvements in capacity utilization and product absorption, which positively affected gross margin by $11.8 million in fiscal 2005 compared to fiscal 2004, and by $10.4 million in fiscal 2004 compared to fiscal 2003.

•                  $31.8 million in accelerated depreciation and other costs associated with the closure of Fab 1, which negatively affected gross margin in fiscal 2004.

•                  Changes in period cost of sales in Fab 3 and Fab 4, our non-operational facilities at certain times during the last three fiscal years, which negatively impact gross margin.  Period cost of sales amounted to $3.3 million in fiscal 2005, $18.1 million in fiscal 2004 and $13.1 million in fiscal 2003.

•                  A one-week unpaid shutdown negatively affecting gross profit by $1.7 million in fiscal 2004.  The shutdown occurred in the three months ended September 30, 2003 and had a negative impact on gross profit due to the fact that certain fixed costs including depreciation, utilities, property taxes and other ongoing costs continued when the factory was shut down.  There were no shutdowns in fiscal 2005 or fiscal 2003.

Other factors that impacted gross profit percentage in the periods covered by this report include:

•                  continued cost reductions in wafer fabrication and assembly and test manufacturing such as new manufacturing technologies and more efficient manufacturing techniques

•                  factors impacting the average selling prices of our products

•                  fluctuations in the product mix of proprietary microcontroller and analog products and related Serial EEPROM products, and

•                  inventory write-offs and the sale of inventory that was previously written off.

During fiscal 2005, we operated at approximately 96% of our Fab 2 capacity, which favorably impacted gross margins compared to fiscal 2004.  During fiscal 2004, we operated at approximately 91% of our Fab 2 capacity, which favorably impacted gross margins, compared to fiscal 2003.  During fiscal 2003, we operated at approximately 85% of our cumulative total Fab 1 and Fab 2 capacity.  Our utilization of Fab 4’s total capacity is at relatively low levels although we are utilizing all of the installed equipment base.  We expect to maintain the current level of capacity utilization at Fab 2 and Fab 4 during the first quarter of fiscal 2006.

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

Our overall inventory levels were $103.7 million at March 31, 2005, compared to $94.5 million at March 31, 2004 and $102.3 million at March 31, 2003.  We maintained 107 days of inventory on our balance sheet at March 31, 2005 compared to 101 days of inventory at March 31, 2004 and 128 days at March 31, 2003.

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

The foregoing statements relating to our expectation to maintain the current level of capacity utilization at Fab 2 and Fab 4 during the first quarter of fiscal 2006, our transition to more advanced process technologies to reduce future manufacturing costs and the fluctuation of gross margins over time are forward-looking statements.  Actual results could differ materially because of the following factors, among others: changes in demand for our products and the products of our customers; fluctuations in production yields, production efficiencies and overall capacity utilization; absorption of fixed costs, labor and other direct manufacturing costs; competition and competitive pressure on pricing; disruptions in commercial activities, or international transport or delivery occasioned by terrorist activity, armed conflict, war or an unexpected increase in the price of, or decrease in the supply of, oil resulting in reduced end-user purchases relative to expectations; impact of events outside the United States, such as the business impact of fluctuating currency rates or unrest or political instability; our ability to increase manufacturing capacity as needed; cost and availability of raw materials; changes in product mix; and other general industry, economic and political conditions.

At March 31, 2005, approximately 70% of our assembly requirements were being performed in our Thailand facility, compared to approximately 71% as of March 31, 2004 and approximately 77% at March 31, 2003.  Third-party contractors located in Asia perform the balance of our assembly operations.  Substantially all of our test requirements were being performed in our Thailand facility over the last three fiscal years.  We believe that the assembly and test operations performed at our Thailand facility provide us with significant cost savings when compared to third-party contractor assembly and test costs, as well as increased control over these portions of the manufacturing process.

We rely on outside wafer foundries for a small portion of our wafer fabrication requirements.

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

Research and Development (R&D)

R&D expenses for fiscal 2005 were $93.0 million, or 11.0% of sales, compared to $85.4 million, or 12.2% of sales, for fiscal 2004 and $88.0 million, or 13.5% of sales, for fiscal 2003.  We are committed to investing in new and enhanced products, including development systems software, and in our design and manufacturing process technologies.  We believe these investments are significant factors in maintaining our competitive position.  We expense all R&D costs as incurred.  R&D expenses include expenditures for labor, depreciation, masks, prototype wafers, and expenses for the development of process technologies, new packages, and software to support new products and design environments.

R&D expenses increased $7.6 million, or 9.0%, for fiscal 2005 over fiscal 2004.  The primary reasons for the dollar increase in R&D costs in fiscal 2005 compared to fiscal 2004 was higher labor costs as a result of expanding our technical resources and increases in bonuses.  R&D expenses decreased $2.6 million, or 3.0%, for fiscal 2004 over fiscal 2003.  The primary reasons for the dollar decrease in R&D costs in fiscal 2004 compared to fiscal 2003 were reductions in professional services and lower costs associated with product prototyping which were partially offset by increases in labor costs.

Selling, General and Administrative

Selling, general and administrative expenses for fiscal 2005 were $111.2 million, or 13.1% of sales, compared to $92.4 million, or 13.2% of sales, for fiscal 2004, and $89.4 million, or 13.7% of sales, for fiscal 2003.  Selling, general and administrative expenses include salary expenses related to field sales, marketing and administrative personnel, advertising and promotional expenditures and legal expenses.  Selling, general and administrative expenses also include costs related to our direct sales force and field applications engineers who work in sales offices worldwide to stimulate demand by assisting customers in the selection and use of our products.

Selling, general and administrative expenses increased $18.8 million, or 20.3% for fiscal 2005 over fiscal 2004.  The primary reasons for the dollar increases in selling, general and administrative expenses in fiscal 2005 over fiscal 2004 were higher labor costs as a result of expanding our internal resources, increases in bonuses, increases in travel expenses and increases in audit and legal services.  Selling, general and administrative expenses increased $3.0 million, or 3.4%, for fiscal 2004 over fiscal 2003.  The primary reasons for the dollar increase in selling, general and administrative expenses in fiscal 2004 over fiscal 2003 were increases in labor costs and travel expenses.

Selling, general and administrative expenses fluctuate over time, primarily due to revenue and operating expense investment levels.

Special Charges

The following table presents a summary of special charges for the fiscal years ended March 31, 2005, 2004 and 2003 (dollars in thousands).

	Year Ended March 31,
	2005	2004	2003

Patent license settlement	$21,100	$—	$—
Contract cancellation, severance and other costs related to Fab 1 closure	—	865	—
Fab 3 impairment charge	—	—	41,500
In-process research & development charge	—	—	9,300

Totals	$21,100	$865	$50,800

Fiscal 2005

Settlement with U.S. Philips Corporation

We reached an agreement with U.S. Philips Corporation and Philips Electronics North America Corp. (together “Philips”) regarding patent license litigation between Philips and ourselves which had been ongoing from October 2001 to October 2004.  The agreement includes dismissal of the then pending litigation and the cross-license of certain patents between Philips and Microchip.  We recorded a special charge of $21.1 million in the quarter ended June 30, 2004 associated with this matter.  As part of the settlement, we licensed certain of our patents related to 8-pin microcontrollers to Philips, and Philips licensed its patents related to I2C serial communications to us, each on fully-paid up, non-royalty bearing worldwide licenses.  The definitive agreement related to this matter was finalized and executed and the cash payment was made by us to Philips during our fiscal quarter ending September 30, 2004.

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

On August 23, 2002, we acquired Fab 4, a semiconductor manufacturing facility in Gresham, Oregon.  See Note 2 to the Consolidated Financial Statements on page F-12, below.  We decided to purchase Fab 4 instead of bringing Fab 3 to productive readiness because, among other things, the cost of the manufacturing equipment needed to ramp production at Fab 3 over the next several years was significantly higher than the total purchase price of Fab 4, and the time to bring Fab 4 to productive readiness was significantly less than the time required to bring Fab 3 to productive readiness.

After the acquisition of Fab 4 was completed, we undertook an analysis of the potential production capacity at Fab 4.  The results of the production capacity analysis led us to determine that Fab 3’s capacity would not be needed in the foreseeable future and during the September 2002 quarter we committed to a plan to sell Fab 3.  At that time, we retained a third-party broker to market Fab 3 on our behalf.  Accordingly, Fab 3 was classified as an asset held-for-sale as of September 30, 2002 and maintained that classification until the end of fiscal 2005.

Management determined the value assigned to the assets through various methods including assistance from a third-party appraisal.  The independent third party used the market approach and considered sales of comparable properties in determining the fair value of Fab 3.  The comparable sales included eight properties, including our purchases of Fab 3 in July 2000 and Fab 4 in August 2002.  Based on the results of this appraisal, we recorded an asset impairment charge on Fab 3 of

$36.9 million, including estimated costs to sell.  The remaining value of $60.2 million was classified as an asset held-for-sale and was included as a component of other current assets until March 31, 2005.

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

At March 31, 2005, we changed the classification of Fab 3 from an asset held-for-sale to an asset held-for-future use.  Fab 3 consists of manufacturing buildings and land, with no equipment.  Fab 3 had been on the market for over two years, and we had not received any acceptable offers on the facility.  Over that period of time, our business has increased significantly and over the next several years we need to begin planning for future wafer fabrication capacity as a larger percentage of Fab 4’s clean room capacity is utilized.  We determined that  the appropriate action to take was to stop actively marketing the Fab 3 facility and hold it for our future use.  As a result of this change in classification, we had to assess the fair value of the Fab 3 asset to determine if any additional impairment charge was required upon the change in classification from “held-for-sale” to “held-for-future-use” under SFAS 144.  We performed a discounted cash flow analysis of the Fab 3 asset based on various financial projections in developing the fair value estimate given that it was the best available valuation technique for the asset.  The discounted cash flow analysis confirmed the carrying value of the Fab 3 asset at March 31, 2005 was not in excess of its fair value.  We will begin to depreciate the Fab 3 asset in the first quarter of fiscal 2006.

PowerSmart In-Process Research and Development Charge

During the quarter ended June 30, 2002, purchased in-process research and development of $9.3 million associated with our acquisition of PowerSmart, Inc. was written off at the date of the acquisition (June 5, 2002) in accordance with FASB Interpretation No. 4, “Applicability of FASB Statement No. 2, Business Combinations Accounted for by the Purchase Method” (“FIN 4”).  PowerSmart delivered a battery management whole product solution that improves system runtimes with a lower system cost for the user.  Included in the whole product solution is an application tools suite designed to speed up implementation during the user’s development and production.  The acquisition was intended to strengthen our position in battery management applications such as laptop computers, personal digital assistants, cellular telephones, digital cameras and camcorders.

The assets acquired included in-process research and development for which there is no alternative future use.  Management determined the value assigned to this asset through various methods including assistance from third party appraisal firms in valuing the PowerSmart business.  As of the valuation date, there were 15 projects that were considered to be in process.  The values of the projects were determined based on analyses of estimated cash flows to be generated by the products that are expected to result from the in-process projects.  These cash flows were estimated by forecasting total revenues expected from these products then deducting appropriate operating expenses, cash flow adjustments and contributory asset returns to establish a forecast of the net return on the in-process technology.  These net returns were substantially reduced to take into account the time value of money and the risks associated with the inherent difficulties and uncertainties in achieving commercial readiness.  The above analysis resulted in $9.3 million of value assigned to acquired in-process research and development, which was expensed on the acquisition date.  We believe the assumptions used in valuing in-process research and development are reasonable, but are inherently uncertain.

Other Income (Expense)

Interest income in fiscal 2005 increased from interest income in fiscal 2004 as our average invested cash balances were at higher levels in fiscal 2005 compared to fiscal 2004, and we extended the average maturity term of our invested cash balances and thus earned a higher interest rate on our invested balances.  Interest income in fiscal 2004 increased from interest income in fiscal 2003 as our average invested cash balances were at higher levels in fiscal 2004 compared to fiscal 2003.

Provision for Income Taxes

Provisions for income taxes reflect tax on our foreign earnings and federal and state tax on our U.S. earnings.  Our effective tax rate was 22.9% in fiscal 2005, 22.8% in fiscal 2004 and, 22.3% in fiscal 2003, and is lower than statutory rates in the United States due primarily to lower tax rates at our foreign locations and R&D tax credits.

As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate.  This process involves estimating our actual current tax exposure, together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes.  These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet.  We must then assess the likelihood that our deferred tax asset will be recovered from future taxable income within the relevant jurisdiction and, to the extent we believe that recovery is not likely, we must establish a valuation allowance.  We have not provided for a valuation allowance because we believe that our deferred tax asset will be recovered from future taxable income.  Should we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.  At March 31, 2005 our gross deferred tax asset was $105.1 million.

Various taxing authorities in the United States and other countries in which we do business are increasing their scrutiny of various tax structures employed by businesses.  Companies of our size and complexity are regularly audited by the taxing authorities in the jurisdictions in which they conduct significant operations.  We are currently under audit by the United States Internal Revenue Service (IRS) for our fiscal years ended March 31, 1998, 1999, 2000 and 2001.  As part of this ongoing audit, the IRS has proposed certain adjustments related to positions reflected on these returns.  The IRS has issued formal assessments for these adjustments.  We do not agree with these adjustments and intend to appeal these assessments.  We believe that we maintain adequate tax reserves to offset any potential tax liabilities that may arise upon final resolution of the pending audit through either settlement or the appeals process with the IRS.  We also believe that we maintain adequate tax reserves to offset any potential tax liabilities that may arise upon other audits in the United States and other countries in which we do business.  If such amounts ultimately prove to be unnecessary, the resulting reversal of such reserves would result in tax benefits being recorded in the period the reserves are no longer deemed necessary.  If such amounts ultimately prove to be less than an ultimate assessment, a future charge to expense would be recorded in the period in which the assessment is determined.

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

The American Jobs Creation Act of 2004 (the “Jobs Act”), enacted on October 22, 2004, provides for a temporary deduction of 85% of dividends received on certain foreign earnings repatriated during a one-year period. The deduction would result in an approximate 5.25% federal tax rate on the repatriated earnings. To qualify for the deduction, the earnings must be reinvested in the United States pursuant to a domestic reinvestment plan established by a company’s chief executive officer and approved by the company’s board of directors. Certain other criteria in the Jobs Act must be satisfied as well. The maximum amount of our foreign earnings that qualify for the temporary deduction is $500 million.  The one-year period for which we are considering the qualifying distribution is fiscal 2006.

We are in the process of evaluating whether we will repatriate foreign earnings under the repatriation provisions of the Jobs Act, and if so, the amount that will be repatriated.  The range of reasonably possible amounts that we are considering for repatriation, which would be eligible for the temporary deduction, is zero to $500 million.  We are in the process of analyzing and evaluating the recently issued regulatory guidance and statutory technical corrections associated with the Jobs Act to determine the amount, if any, we will repatriate.  We expect to determine the amounts and sources of foreign earnings to be repatriated, if any, during fiscal 2006.

We are not yet in a position to determine the impact of a qualifying repatriation, should we choose to make one, on our income tax expense for fiscal 2006 or the amount of our indefinitely reinvested foreign earnings.  If we were to plan to repatriate the maximum amount eligible for the temporary deduction, which is $500 million, from foreign earnings which were previously indefinitely reinvested, we estimate we would incur additional tax expense in fiscal 2006 of between $26.3 million and $28.7 million.

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

Liquidity and Capital Resources

We had $734.6 million in cash, cash equivalents and short-term investments at March 31, 2005, an increase of $260.1 million from the March 31, 2004 balance.  The increase in cash, cash equivalents and short-term investments over this time period is primarily attributable to our cash flows generated from operations.

During fiscal 2005, we maintained an unsecured short-term line of credit with various financial institutions in Asia, which at March 31, 2005 totaled $5 million (U.S. dollar equivalent).  There were no borrowings under the foreign line of credit as of March 31, 2005, but an allocation of approximately $0.4 million of the available line was made, relating to import guarantees associated with our business in Thailand.  There are no covenants related to the foreign line of credit.

Net cash provided from operating activities was $352.7 million for fiscal 2005, $343.1 million for fiscal 2004 and $260.2 million for fiscal 2003. The increase in cash flow from operations was primarily due to increases in net income.

Net cash used in investing activities was $370.7 million for fiscal 2005, $267.6 million for fiscal 2004 and $376.8 million in fiscal 2003.  The increase in cash used in investing activities in fiscal 2005 over fiscal 2004 was due to changes in our net purchases, sales and maturities of short-term investments.  The decrease in cash used in investing activities in fiscal 2004 over fiscal 2003 was primarily due to the purchases of Fab 4 and PowerSmart that occurred in fiscal 2003.

We enter into hedging transactions from time to time in an attempt to minimize our exposure to currency rate fluctuations.  Although none of the countries in which we conduct significant foreign operations have had a highly inflationary economy in the last five years, there is no assurance that inflation rates or fluctuations in foreign currency rates in countries where we conduct operations will not adversely affect our operating results in the future.  There were no hedges outstanding as of March 31, 2005.

Our level of capital expenditures varies from time to time as a result of actual and anticipated business conditions.  Capital expenditures were $63.2 million in fiscal 2005, $63.5 million in fiscal 2004 and $265.1 million in fiscal 2003.  The primary reason for the dollar decrease in capital expenditures in fiscal 2004 compared to fiscal 2003 was a reduced need for additional capital equipment as a result of our purchase of Fab 4 during fiscal 2003.  We currently intend to spend approximately $55 to $60 million during the next 12 months to invest in equipment and facilities to maintain, and selectively increase, capacity to meet our currently anticipated needs.

We expect to finance capital expenditures through our existing cash balances and cash flows from operations.  We believe that the capital expenditures anticipated to be incurred over the next 12 months will provide sufficient manufacturing capacity to meet our currently anticipated needs.

Net cash used in financing activities was $18.6 million for fiscal 2005, $24.0 million for fiscal 2004 and $3.1 million for fiscal 2003.  Proceeds from the sale of stock, the exercise of stock options and employee purchases under our employee stock purchase plan were $47.2 million for fiscal 2005, $53.2 million for fiscal 2004 and $31.5 million for fiscal 2003.  Cash expended for the repurchase of our common stock was $68.3 million in fiscal 2005, $53.9 million in fiscal 2004 and $26.5 million in fiscal 2003.  We had short-term borrowings of $45.5 million at March 31, 2005.  The short-term debt is a result of repurchase agreements that are in place with two investment firms.

On March 11, 2004, our Board of Directors authorized the repurchase of 2,500,000 shares of our common stock in the open market or in privately negotiated transactions.  As of March 31, 2005, we had repurchased the entire 2,500,000 common shares under this authorization for a total of $66.1 million.  On April 22, 2004, our Board of Directors authorized the repurchase of up to an additional 2,500,000 shares of our common stock in the open market or in privately negotiated transactions.  As of March 31, 2005, we had repurchased 884,900 common shares under this authorization for a total of $23.3 million.  As of March 31, 2005, all but 818,332 of the purchased shares under both authorizations had been reissued to fund stock option exercises and purchases under our employee stock purchase plan.  The timing and amount of any future repurchases will depend upon market conditions and corporate considerations.

On October 28, 2002, we announced that our Board of Directors had approved and instituted a quarterly cash dividend on our common stock.  The initial quarterly dividend of $0.02 per share was paid on December 6, 2003 in the amount of $4.0 million.  We have continued to pay quarterly dividends and have increased the amount of such dividends on a regular basis.  During fiscal 2004, we paid dividends in the amount of $0.113 per share for a total dividend payment of $23.3 million.  During fiscal 2005, we paid dividends in the amount of $0.208 per share for a total dividend payment of $43.0 million.  On April 27, 2005, we declared a quarterly cash dividend of $0.095 per share, which will be paid on June 3, 2005 to stockholders of record on May 13, 2005 and is estimated to be $19.8 million.  Our Board is free to change its dividend practices at any time and to decrease or increase the dividend paid, or not to pay a dividend, on our common stock on the basis of our results of operations, financial condition, cash requirements and future prospects, and other factors deemed relevant by our Board.  Our current intent is to provide for ongoing quarterly cash dividends depending upon market conditions and our results of operations.

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

The foregoing statements regarding our anticipated level of capital expenditures over the next 12 months, the nature of such expenditures, the financing and sufficiency of our capital expenditures and our belief that existing sources of liquidity will be sufficient to meet our requirements are forward-looking statements.  Actual results could differ materially because of the following factors, among others: changes in demand for our products and those of our customers; changes in utilization of current manufacturing capacity; unanticipated costs in continuing to ramp production at Fab 4; market acceptance of our products and of our customers’ products; the cyclical nature of the semiconductor industry and the markets addressed by our products; the availability and cost of raw materials, equipment and other supplies; actual levels of capital expenditures; the costs and outcome of any tax audit or any litigation involving intellectual property, customer or other issues; the financial condition of our customers and vendors; uninsured losses; and the economic, political and other conditions in the worldwide markets served by us.

Contractual Obligations

The following table summarizes our significant contractual obligations at March 31, 2005, and the effect such obligations are expected to have on our liquidity and cash flows in future periods.  This table excludes amounts already recorded on our balance sheet as current liabilities at March 31, 2005 (dollars in thousands):

	Payments Due by Period
	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years

Operating lease obligations	$10,127	$4,183	$4,986	$929	$29
Capital purchase obligations (1)	15,547	15,547	—	—	—
Other purchase obligations and commitments (2)	5,521	2,950	2,281	290	—
Long-term debt obligations	—	—	—	—	—

Total contractual obligations (3)	$31,195	$22,680	$7,267	$1,219	$29

(1)          Capital purchase obligations represent commitments for construction or purchases of property, plant and equipment.  They are not recorded as liabilities on our balance sheet as of March 31, 2005, as we have not yet received the related goods or taken title to the property.

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

Off-Balance Sheet Arrangements

As of March 31, 2005, we are not involved in any off-balance sheet arrangements, as defined in Item 3(a)(4)(ii) of SEC Regulation S-K.

Recently Issued Accounting Pronouncements

During December 2004, the FASB issued SFAS No. 123R which requires companies to measure and recognize compensation expense for all share-based payments at fair value.  Share-based payments include stock option grants.  We grant options to purchase common stock to some of our employees and directors under our stock option plan at prices equal to the market value of the stock on the dates the options were granted.  SFAS No. 123R is effective for us beginning April 1, 2006.  Early adoption of the provisions of SFAS No. 123R is encouraged, but not required.  We have not yet adopted this pronouncement and are currently evaluating the expected impact that the adoption of SFAS No. 123R will have on our consolidated financial position and results of operations.  We expect the adoption of SFAS No. 123R will have an unfavorable impact on our consolidated results of operations and net income per common share.  SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature.  This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption.  We cannot estimate what those amounts will be in the future because they depend on, among other things, when employees exercise stock options.

FASB Staff Position (“FSP”) No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP 109-2”), provides guidance under FASB Statement No. 109, “Accounting for Income Taxes,” (“SFAS 109”) with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the “Jobs Creation Act”) on enterprises’ income tax expense and deferred tax liability.  The Jobs Creation Act was enacted on October 22, 2004.  FSP 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS 109.  As of March 31, 2005, we are in the process of evaluating whether we will repatriate any foreign earnings under the Act and, if so, the amount that we will repatriate.  However, we do not expect to be able to complete this evaluation until later in fiscal 2006.  Accordingly, as provided for in FSP 109-2, we have not adjusted our tax expense or deferred tax liability to reflect the repatriation provisions of the Jobs Creation Act.  The Jobs Creation Act also provides a deduction for income from qualified domestic production activities, to be phased in from 2005 through 2010, which is intended to replace the existing extra-territorial income exclusion for foreign sales. In FSP 109-1, the FASB decided the deduction for qualified domestic production activities should be accounted for as a special deduction under SFAS 109, rather than as a rate reduction.  Accordingly, any benefit from the deduction will be reported in the period in which the deduction is claimed on the tax return and no adjustment to deferred taxes at March 31, 2005 is required.

In March 2004, the FASB approved the consensus reached on the Emerging Issues Task Force (EITF) Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“EITF 03-1”).  The Issue’s objective is to provide guidance for identifying other-than-temporarily impaired investments.  EITF 03-1 also provides new disclosure requirements for investments that are deemed to be temporarily impaired.  In September 2004, the FASB issued a FSP EITF 03-1-1 that delays the effective date of the measurement and recognition guidance in EITF 03-1 until further notice.  The disclosure requirements of EITF 03-1 are effective with this annual report for fiscal 2005.  Once the FASB reaches a final decision on the measurement and recognition provisions, we will evaluate the impact of the adoption of the accounting provisions of EITF 03-1.

In December 2004, the FASB also issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4,” (“SFAS 151”) which will become effective for us beginning January 1, 2006.  This standard clarifies that abnormal amounts of idle facility expense, freight, handling costs and wasted material should be expensed as incurred and not included in overhead.  In addition, this standard requires that the allocation of fixed production overhead costs to inventory be based on the normal capacity of the production facilities.  We are currently evaluating the potential impact of this standard on our financial position and results of operations, but do not believe the impact of the change will be material.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our investment portfolio, consisting of fixed income securities that we hold on an available-for-sale basis, was $728.7 million as of March 31, 2005, and $462.9 million as of March 31, 2004.  These securities, like all fixed income instruments, are subject to interest rate risk and will decline in value if market interest rates increase.  We have the ability to hold our fixed income investments until maturity and, therefore, we would not expect to recognize any material adverse impact in income or cash flows if market interest rates increase.  The following table provides information about our available-for-sale securities that are sensitive to changes in interest rates.  We have aggregated our available-for-sale securities for presentation purposes since they are all very similar in nature (dollars in thousands):

	Financial instruments mature during the fiscal year ended March 31,
	2006	2007	2008	2009	2010	Thereafter

Available-for-sale securities	$76,116	$81,421	$94,711	$169,237	$231,215	$13,174

Weighted-average yield rate	2.31%	2.74%	3.01%	3.50%	4.02%	3.14%

We have international operations and are thus subject to foreign currency rate fluctuations.  To date, our exposure related to exchange rate volatility has not been significant.  Approximately 99% of our sales are denominated in U.S. dollars.  At times we maintain hedges of foreign currency exposure of a net investment in a foreign operation.  There were no hedges outstanding as of March 31, 2005.  The amounts of the hedges outstanding as of March 31, 2004 were immaterial.  If foreign currency rates fluctuate by 15% from the rates at March 31, 2005 and March 31, 2004, the effect on our financial position and results of operation would not be material.

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

Item 9.                                 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

Item 9A.                          CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

As of the end of the period covered by this Annual Report on Form 10-K, as required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Securities Exchange Act of 1934, as amended, we evaluated under the supervision of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures include components of our internal control over financial reporting. Management’s assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance because a control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system’s objectives will be met.

Management Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Management assessed our internal control over financial reporting as of March 31, 2005, the end of our fiscal year.  Management based its assessment on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.  This assessment is supported by testing and monitoring performed by our finance organization.

Based on our assessment, management has concluded that our internal control over financial reporting was effective as of the end of the fiscal year to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles.  We reviewed the results of management’s assessment with the Audit Committee of our Board of Directors.

Our independent registered public accounting firm, Ernst & Young LLP, who also audited the Company’s consolidated financial statements, audited management’s assessment and independently assessed the effectiveness of our internal control over financial reporting.  Ernst & Young LLP has issued their attestation report, which is included in Part II, Item 8 of this Form 10-K.

Changes in Internal Control over Financial Reporting.

During the three months ended March 31, 2005, there was no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.                          OTHER INFORMATION

None.

PART III

Item 10.                            DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information on the members of our Board of Directors is incorporated herein by reference to our proxy statement for the 2005 annual meeting of stockholders under the captions “The Board of Directors,” and “Proposal One – Election of Directors.”

Information on the composition of our audit committee and the members of our audit committee, including information on our audit committee financial experts, is incorporated by reference to our proxy statement for our 2005 annual meeting of stockholders under the caption “The Board of Directors – Committees of the Board of Directors – Audit Committee.”

Information on our executive officers is provided in Item I, Part I of this Form 10-K under the caption “Executive Officers” at page 11, above.

Information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is incorporated herein by reference to our proxy statement for our 2005 annual meeting of stockholders under the caption “Section 16(a) Beneficial Ownership Reporting Compliance.”

Information with respect to our code of ethics that applies to our directors, executive officers (including our principal executive officer and our principal financial and accounting officer) and employees is incorporated by reference to our proxy statement for our 2005 annual meeting of stockholders under the caption “Code of Ethics.”  A copy of the Code of Ethics is available on our website at the Investor Relations section under Mission Statement/Corporate Governance on www.microchip.com.

Item 11.                            EXECUTIVE COMPENSATION

Information with respect to executive compensation is incorporated herein by reference to the information under the caption “Executive Compensation” in our proxy statement for our 2005 annual meeting of stockholders.

Information with respect to director compensation is incorporated herein by reference to the information under the caption “The Board of Directors – Director Compensation” in our proxy statement for our 2005 annual meeting of stockholders.

Information with respect to compensation committee interlocks and insider participation in compensation decisions is incorporated herein by reference to the information under the caption “The Board of Directors – Compensation Committee Interlocks and Insider Participation” in our proxy statement for our 2005 annual meeting of stockholders.

Our Board compensation committee report on executive compensation is incorporated herein by reference to the information under the caption “Executive Compensation – Compensation Committee Report on Executive Compensation” in our proxy statement for our 2005 annual meeting of stockholders.

Information with respect to changes in our cumulative shareholder return on our common stock is incorporated herein by reference to the information under the caption “Performance Graph” in our proxy statement for our 2005 annual meeting of stockholders.

Item 12.                            SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information with respect to securities authorized for issuance under our equity compensation plans is incorporated herein by reference to the information under the caption “Executive Compensation – Equity Compensation Plan Information” in our proxy statement for our 2005 annual meeting of stockholders.

Information with respect to security ownership of certain beneficial owners and management is incorporated herein by reference to the information under the caption “Security Ownership of Principal Stockholders, Directors and Executive Officers” in our proxy statement for our 2005 annual meeting of stockholders.

Item 13.                            CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Not applicable.

Item 14.                            PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item related to principal accountant fees and services as well as related pre-approval policies is incorporated by reference to the information under the caption “Independent Registered Public Accounting Firm” contained in our proxy statement for our 2005 annual meeting of stockholders.

[The area below is left blank intentionally.]

PART IV

Item 15.                            EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)   The following documents are filed as part of this Form 10-K:

(1)	Financial Statements:

Reports of Ernst & Young LLP, Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of March 31, 2005 and 2004

Consolidated Statements of Income for each of the years in the three-year period ended March 31, 2005

Consolidated Statements of Cash Flows for each of the years in the three-year period ended March 31, 2005

Consolidated Statements of Stockholders’ Equity for each of the years in the three-year period ended March 31, 2005

Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules – Applicable schedules have been omitted because information is included in the footnotes to the Financial Statements.

(3)

The Exhibits filed with this Form 10-K or incorporated herein by reference are set forth in the Exhibit Index appearing on page E-1 hereof, which Exhibit Index is incorporated herein by this reference.

(b)   See Item 15(a)(3) above.

(c)   See “Index to Financial Statements” included under Item 8 to this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MICROCHIP TECHNOLOGY INCORPORATED
(Registrant)

	By	: /s/ Steve Sanghi
Steve Sanghi
President and Chief Executive Officer

Date: May 23, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name and Signature	Title	Date

/s/ Steve Sanghi	Director, President and Chief Executive Officer	May 23, 2005
Steve Sanghi

/s/ Albert J. Hugo-Martinez	Director	May 23, 2005
Albert J. Hugo-Martinez

/s/ L.B. Day	Director	May 23, 2005
L.B. Day

/s/ Matthew W. Chapman	Director	May 23, 2005
Matthew W. Chapman

/s/ Wade F. Meyercord	Director	May 23, 2005
Wade F. Meyercord

/s/ Gordon W. Parnell	Vice President and Chief Financial	May 23, 2005
Gordon W. Parnell	Officer (Principal Financial and Accounting Officer)

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith

2.1	Purchase and Sale Agreement, dated as of July 18, 2002 between Registrant and Fujitsu Microelectronics, Inc.	8-K	000-21184	2.1	7/18/02
3.1	Restated Certificate of Incorporation of Registrant	10-Q	000-21184	3.1	11/12/02
3.2	Amended and Restated By-Laws of Registrant, as amended through August 16, 2002	10-Q	000-21184	3.2	11/12/02
3.3	Certificate of Ownership and Merger Merging ASIC Technical Solutions, Inc. into Microchip Technology Incorporated	10-K	000-21184	3.3	5/15/01
3.4	Certificate of Ownership and Merger Merging TelCom Semiconductor, Inc. with and into Microchip Technology Incorporated	10-K	000-21184	3.4	5/15/01
4.1	Amended and Restated Preferred Shares Rights Agreement, dated as of October 11, 1999, between Registrant and Norwest Bank Minnesota, N.A., including the Amended Certificate of Designations, the form of Rights Certificate and the Summary of Rights, attached as exhibits thereto	8-K	000-21184	4.1	10/12/99
10.1	Form of Indemnification Agreement between Registrant and its directors and certain of its officers	S-1	33-57960	10.1	2/5/93
10.2	*Microchip Technology 2004 Equity Incentive Plan, effective October 2, 2004	S-8	333-119939	4.4	10/25/04
10.3	*Form of Notice of Grant for 2004 Equity Incentive Plan (including Exhibit A Stock Option Agreement)	S-8	333-119939	4.5	10/25/04
10.4	*Form of Notice of Grant (foreign) for 2004 Equity Incentive Plan (including Exhibit A Stock Option Agreement (foreign)					X
10.5	*Form of Notice of Grant of Restricted Stock Units for 2004 Equity Incentive Plan (including Exhibit A Restricted Stock Units Agreement)					X
10.6	*1993 Stock Option Plan, as Amended through August 16, 2002	10-Q	000-21184	10.1	11/12/02
10.7	*Form of Notice of Grant For 1993 Stock Option Plan, with Exhibit A thereto, Form of Stock Option Agreement; and Exhibit B thereto, Form of Stock Purchase Agreement	S-8	333-872	10.6	1/23/96
10.8	*2001 Employee Stock Purchase Plan as Amended through August 16, 2002	S-8	333-99655	10.3	9/17/02
10.9	*Form of Executive Officer Severance Agreement	S-8	333-872	10.7	1/23/96
10.10	Development Agreement dated as of August 29, 1997 by and between Registrant and the City of Chandler, Arizona	10-Q	000-21184	10.1	2/13/98
10.11	Development Agreement dated as of July 17, 1997 by and between Registrant and the City of Tempe, Arizona	10-Q	000-21184	10.2	2/13/98

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith
10.12	Addendum to Development Agreement by and between Registrant and the City of Tempe, Arizona, dated May 11, 2000	10-K	000-21184	10.14	5/15/01
10.13	*1997 Nonstatutory Stock Option Plan, as Amended Through March 3, 2003	10-K	000-21184	10.13	6/5/03
10.14	Form of Notice of Grant For 1997 Nonstatutory Stock Option Plan, with Exhibit A thereto, Form of Stock Option Agreement	10-K	000-21184	10.17	5/27/98
10.15	*International Employee Stock Purchase Plan as Amended Through March 3, 2003	S-8	333-103764	4.1	3/12/03
10.16	Microchip Technology Inc. International Employee Stock Purchase Plan, as amended through August 20, 2004	S-8	333-119939	4.1	10/25/04
10.17	Microchip Technology Inc. Stock Purchase Agreement for the International Employee Stock Purchase Plan (including attached Form of Enrollment Form)	S-8	333-119939	4.2	10/25/04
10.18	Form of Change Form for Microchip Technology Inc. International Employee Stock Purchase Plan	S-8	333-119939	4.3	10/25/04
10.19	*Description of Registrant’s Management Incentive Compensation Plan	10-Q	000-21184	10.1	8/9/02
10.20	TelCom Semiconductor, Inc. 1994 Stock Option Plan and forms of agreements thereunder	S-8	333-53876	4.1	1/18/01
10.21	TelCom Semiconductor, Inc. 2000 Nonstatutory Stock Option Plan and forms of agreements used thereunder	S-8	333-53876	4.4	1/18/01
10.22	Strategic Investment Program Contract dated as of August 15, 2002 by and between Registrant, Multnomah County, Oregon and City of Gresham, Oregon	8-K	000-21184	2.2	8/23/02
10.23	PowerSmart, Inc. 1998 Stock Incentive Plan, Including Forms of Incentive Stock Option Agreement and Nonqualified Stock Option Agreement	S-8	333-96791	4.1	7/19/02
10.24	*Microchip Technology Incorporated Supplemental Retirement Plan	S-8	333-101696	4.1.1	12/6/02
10.25	*Amendment dated August 29, 2001 to the Microchip Technology Incorporated Supplemental Retirement Plan	S-8	333-101696	4.1.2	12/6/02
10.26	*Adoption Agreement to the Microchip Technology Incorporated Supplemental Retirement Plan dated January 1, 1997	S-8	333-101696	4.1.3	12/6/02
10.27	*Amendment Dated December 9, 1999 to the Adoption Agreement to the Microchip Technology Incorporated Supplemental Retirement Plan	S-8	333-101696	4.1.4	12/6/02

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith

10.28	*February 3, 2003 Amendment to the Adoption Agreement to the Microchip Technology Incorporated Supplemental Retirement Plan	10-K	000-21184	10.28	6/5/03
21.1	Subsidiaries of Registrant					X
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm					X
24.1	Power of Attorney re: Microchip Technology Incorporated, the Registrant	10-K	000-21184	24.1	6/7/00
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (the Exchange Act)					X
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (the Exchange Act)					X
32	Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

* Compensation plans or arrangements in which directors or executive officers are eligible to participate

Annual Report on Form 10-K

Item 8, Item 15(a)(1) and (2), (c) and (d)

INDEX TO FINANCIAL STATEMENTS

CONSOLIDATED FINANCIAL STATEMENTS

EXHIBITS

YEAR ENDED MARCH 31, 2005

MICROCHIP TECHNOLOGY INCORPORATED

AND SUBSIDIARIES

CHANDLER, ARIZONA

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES

i

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Microchip Technology Incorporated and subsidiaries

We have audited the accompanying consolidated balance sheets of Microchip Technology Incorporated and subsidiaries as of March 31, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended March 31, 2005. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Microchip Technology Incorporated and subsidiaries at March 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 31, 2005, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Microchip Technology Incorporated’s internal control over financial reporting as of March 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 17, 2005 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Phoenix, Arizona

May 17, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Microchip Technology Incorporated and subsidiaries

We have audited management’s assessment, included in the accompanying Management Report on Internal Control Over Financial Reporting, that Microchip Technology Incorporated and subsidiaries maintained effective internal control over financial reporting as of March 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Microchip Technology Incorporated’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Microchip Technology Incorporated maintained effective internal control over financial reporting as of March 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Microchip Technology Incorporated maintained, in all material respects, effective internal control over financial reporting as of March 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the March 31, 2005 consolidated financial statements of Microchip Technology Incorporated and our report dated May 17, 2005 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Phoenix, Arizona

May 17, 2005

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	March 31,
	2005	2004

ASSETS
Cash and cash equivalents	$68,730	$105,334
Short-term investments	665,874	369,216
Accounts receivable, net	113,088	107,890
Inventories	103,728	94,514
Prepaid expenses	10,828	6,884
Deferred tax assets	105,097	126,046
Other current assets	8,003	74,061
Total current assets	1,075,348	883,945

Property, plant and equipment, net	693,302	689,206
Goodwill	31,886	32,346
Intangible assets, net	9,289	9,698
Other assets	7,729	6,948

Total assets	$1,817,554	$1,622,143

LIABILITIES AND STOCKHOLDERS’ EQUITY

Short-term debt	$45,454	$—
Accounts payable	34,328	61,184
Accrued liabilities	135,153	124,051
Deferred income on shipments to distributors	91,730	84,816
Total current liabilities	306,665	270,051

Pension accrual	599	871
Deferred tax liability	24,556	30,704

Stockholders’ equity:

Preferred stock, $.001 par value; authorized 5,000,000 shares; no shares issued or outstanding.	—	—
Common stock, $.001 par value; authorized 450,000,000 shares; issued 208,556,546 and outstanding 207,738,214 shares at March 31, 2005; issued 208,556,546 and outstanding 206,589,038 shares at March 31, 2004	208	207
Additional paid-in capital	532,666	558,354
Accumulated other comprehensive (loss) income	(9,718)	733
Retained earnings	984,095	813,307
Less shares of common stock held in treasury at cost; 818,332 shares at March 31, 2005 and 1,967,508 shares at March 31, 2004.	(21,517)	(52,084)
Net stockholders’ equity	1,485,734	1,320,517

Total liabilities and stockholders’ equity	$1,817,554	$1,622,143

See accompanying notes to consolidated financial statements

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

	Year Ended March 31,
	2005	2004	2003

Net sales	$846,936	$699,260	$651,462
Cost of sales	362,961	349,301	299,227
Gross profit	483,975	349,959	352,235

Operating expenses:
Research and development	93,040	85,389	87,963
Selling, general and administrative	111,188	92,411	89,355
Special charges	21,100	865	50,800
	225,328	178,665	228,118

Operating income	258,647	171,294	124,117

Other income (expense):
Interest income	17,804	4,888	3,837
Interest expense	(940)	(249)	(493)
Other, net	1,757	1,963	871

Income before income taxes	277,268	177,896	128,332

Income tax provision	63,483	40,634	28,657

Income before cumulative effect of change in accounting principle	213,785	137,262	99,675

Cumulative effect of change in accounting principle, net of income tax benefit of $6,645	—	—	11,443

Net income	$213,785	$137,262	$88,232

Basic income per common share:
Income before cumulative effect of change in accounting principle	$1.03	$0.67	$0.49
Cumulative effect of change in accounting principle	—	—	(0.05)
Basic income per common share	$1.03	$0.67	$0.44

Diluted income per common share:
Income before cumulative effect of change in accounting principle	$1.01	$0.65	$0.47
Cumulative effect of change in accounting principle	—	—	(0.05)
Diluted income per common share	$1.01	$0.65	$0.42

Dividends declared per common share	$0.208	$0.113	$0.040
Weighted average common share outstanding	206,740	206,032	202,483

Weighted average common and potential common shares outstanding	211,962	212,172	210,646

See accompanying notes to consolidated financial statements

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended March 31,
	2005	2004	2003
Cash flows from operating activities:
Net income	$213,785	$137,262	$88,232
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of fixed assets	(1,224)	(1,097)	(555)
Loss on write-down of fixed assets	—	—	2,165
Cumulative effect of change in accounting principle	—	—	11,443
Special charges:
Accelerated depreciation – Fab 1	—	30,608	—
Fab 1 severance and shutdown charges	—	598	—
Special charges – operating expenses	—	645	—
In-process research and development	—	—	9,300
Fab 3 impairment charge	—	—	41,500
Depreciation and amortization	120,466	111,627	111,076
Deferred income taxes	16,869	(12,188)	(17,101)
Tax benefit from exercise of stock options	15,296	37,639	17,951
Changes in operating assets and liabilities:
Increase in accounts receivable	(5,198)	(12,503)	(13,520)
(Increase) decrease in inventory	(9,214)	7,357	(13,230)
Increase in deferred income on shipments to distributors	6,914	13,828	12,100
Increase in accounts payable and accrued liabilities	1,178	30,901	13,129
Change in other assets and liabilities	(6,162)	(1,597)	(2,303)

Net cash provided by operating activities	352,710	343,080	260,187

Cash flows from investing activities:
Purchases of short-term investments	(1,061,237)	(1,291,676)	(1,078,925)
Sales and maturities of short-term investments	752,060	1,085,934	1,023,373
Investment in other assets	—	(700)	(6,032)
Proceeds from sale of assets	1,659	2,329	608
Purchase of Fab 4	—	—	(184,717)
PowerSmart acquisition, net of cash acquired	—	—	(50,674)
Capital expenditures	(63,211)	(63,507)	(80,387)

Net cash used in investing activities	(370,729)	(267,620)	(376,754)

Cash flows from financing activities:
Payment of cash dividend	(42,997)	(23,321)	(8,129)
Repurchase of common stock	(68,276)	(53,864)	(26,520)
Proceeds from short-term borrowings	45,454	—	—
Proceeds from sale of common stock	47,234	53,150	31,528

Net cash used in financing activities	(18,585)	(24,035)	(3,121)

Net (decrease) increase in cash and cash equivalents	(36,604)	51,425	(119,688)

Cash and cash equivalents beginning of year	105,334	53,909	173,597

Cash and cash equivalents end of year	$68,730	$105,334	$53,909

See accompanying notes to consolidated financial statements

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock and Additional Paid-in Capital		Common Stock held in Treasury		Accumulated Other Comprehensive	Retained	Net Stockholders’
	Shares	Amount	Shares	Amount	Income (Loss)	Earnings	Equity
Balance at March 31, 2002	200,803	$459,504	173	$(2,979)	$—	$619,254	$1,075,779

Net and comprehensive income	—	—	—	—	—	88,232	88,232
Exercise of stock options and assumption of stock options in connection with PowerSmart acquisition	3,565	23,588	—	—	—	—	23,588
Employee stock purchase plan	503	8,511	—	—	—	—	8,511
Purchase of treasury stock	—	—	1,265	(27,063)	—	—	(27,063)
Treasury stock used for new issuances	(1,126)	(23,107)	(1,126)	23,107	—	—	—
Tax benefit from exercise of stock options	—	17,951	—	—	—	—	17,951
Acquisition-related unearned stock compensation, net of $59 of amortization	—	71	—	—	—	—	71
Cash dividend	—	—	—	—	—	(8,120)	(8,120)

Balance at March 31, 2003	203,745	486,518	312	(6,935)	—	699,366	1,178,949

Components of comprehensive income:
Net Income	—	—	—	—	—	137,262	137,262
Net unrealized gains on available-for-sale investments, net of $139 of tax	—	—	—	—	733	—	733
Total comprehensive income	—	—	—	—	—	—	137,995
Exercise of stock options	5,114	44,986	—	—	—	—	44,986
Employee stock purchase plan	477	8,154	—	—	—	—	8,154
Purchase of treasury stock	—	—	2,435	(63,931)	—	—	(63,931)
Treasury stock used for new issuances	(780)	(18,782)	(780)	18,782	—	—	—
Tax benefit from exercise of stock options	—	37,639	—	—	—	—	37,639
Unearned compensation amortization	—	46	—	—	—	—	46
Cash dividend	—	—	—	—	—	(23,321)	(23,321)

Balance at March 31, 2004	208,556	558,561	1,967	(52,084)	733	813,307	1,320,517

Components of comprehensive income:
Net Income	—	—	—	—	—	213,785	213,785
Net unrealized losses on available-for-sale investments, net of $2,068 of tax	—	—	—	—	(10,451)	—	(10,451)
Total comprehensive income	—	—	—	—	—	—	203,334
Exercise of stock options	2,882	36,831	—	—	—	—	36,831
Employee stock purchase plan	452	10,403	—	—	—	—	10,403
Purchase of treasury stock	—	—	2,185	(57,666)	—	—	(57,666)
Treasury stock used for new issuances	(3,334)	(88,233)	(3,334)	88,233	—	—	—
Tax benefit from exercise of stock options	—	15,296	—	—	—	—	15,296
Unearned compensation amortization	—	16	—	—	—	—	16
Cash dividend	—	—	—	—	—	(42,997)	(42,997)

Balance at March 31, 2005	208,556	$532,874	818	$(21,517)	$(9,718)	$984,095	$1,485,734

See accompanying notes to consolidated financial statements

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.                                      SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Microchip develops and manufactures specialized semiconductor products used by its customers for a wide variety of embedded control applications.  Microchip’s product portfolio comprises the PICmicro® field-programmable (FLASH) RISC microcontrollers, which serve 8-bit and 16-bit embedded control applications, and a broad spectrum of high-performance linear and mixed-signal, power management and thermal management devices.  Microchip also offers complementary microperipheral products including interface devices, Serial EEPROMs, and application-specific standard products (ASSPs).  This synergistic product portfolio targets thousands of applications and a growing demand for high-performance designs in the automotive, communications, computing, consumer and industrial control markets.

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

Revenue Recognition

The Company recognizes revenue when the earnings process is complete, as evidenced by an agreement with the customer, transfer of title as well as fixed pricing and probable collectability.  The Company recognizes revenue from product sales to OEMs upon shipment and records reserves for estimated customer returns.  Distributors worldwide generally have broad price protection and product return rights, so the Company defers revenue recognition until the distributor sells the product to their customer.  The Company reduces product pricing through price protection based on market conditions, competitive considerations and other factors.  Price protection is granted to third-party distributors on the inventory they have on hand at the date the price protection is offered.  When the Company reduces the price of its products, it allows the distributor to claim a credit against its outstanding accounts receivable balances based on the new price of the inventory it has on hand as of the date of the price reduction.  There is no revenue impact from the price protections.  The Company also grants certain credits to its third-party distributors.  The credits are granted to the distributors on specially identified pieces of the distributors’ business to allow them to earn a competitive gross margin on the sale of the Company’s products to their end customers.  The credits are on a per unit basis and are not given to the distributor until they provide information regarding the sale to their end customer.  The effect of granting these credits establishes the net selling price from the Company to its distributors for the product and results in the net revenue recognized by the Company when the product is sold by the distributors to their end customers.  Upon shipment, amounts billed to distributors are included as accounts receivable, inventory is relieved, the sale and the gross margin are deferred and reflected as a current liability until the product is sold by the distributor to its customers.  Shipping charges billed to customers are included in net sales, and the related shipping costs are included in cost of sales.

Product Warranty

The Company generally sells products with a limited warranty related to product quality and a limited indemnification of customers against intellectual property infringement claims related to the Company’s products.  Due to comprehensive product testing, the short time between product shipment and the detection and correction of product failures, and a low historical rate of payments on indemnification claims, the accrual based on historical activity and the related expense were not significant as of and for the fiscal years presented.

Advertising Costs

The Company expenses all advertising costs as incurred.  Advertising costs were not material in the years ended March 31, 2005, 2004 and 2003.

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

Short-Term Investments

The Company’s investments are classified as available-for-sale. The Company defines short-term investments as income yielding securities, which can be readily converted to cash. Short-term investments consist of government agency bonds, municipal bonds, corporate preferred stock, state student loan bonds and fixed rate annuity contracts.  These investments are carried at fair value with unrealized gains and losses reported in stockholders’ equity.  Realized gains and losses are included in interest income. The cost of securities sold is based upon the specific identification method.

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

Litigation

The Company’s estimated range of liability related to certain pending litigation is based on claims for which management believes a loss is probable and it can estimate the amount or range of loss.  Because of the uncertainties related to both the amount and range of the loss on the remaining pending litigation, the Company is unable to make a reasonable estimate of the liability that could result from an unfavorable outcome.  As additional information becomes available, the Company will assess the potential liability related to its pending litigation and revise its estimates, if necessary.

Goodwill

Goodwill is recorded when the purchase price paid for an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired.  The Company is required to perform an annual impairment review, and more frequently under certain circumstances.  The goodwill is subjected to this test during the fourth quarter of the Company’s fiscal year.  The Company engages primarily in the design, development, manufacture and marketing of semiconductor products and, as a result, the Company concluded there is one reporting unit.  The impairment review process compares the fair value of the reporting unit to its carrying value.  If the Company determines through the impairment process that goodwill has been impaired, the Company will record the impairment charge in the statement of income.  As of March 31, 2005, there was no impairment charge related to goodwill.  There can be no assurance that future goodwill impairment tests will not result in a charge to earnings.

Impairment of Long-Lived Assets

The Company assesses whether indicators of impairment of long-lived assets are present.  If such indicators are present, the Company determines whether the sum of the estimated undiscounted cash flows attributable to the assets in question is less than their carrying value.  If less, the Company recognizes an impairment loss based on the excess of the carrying amount of the assets over their respective fair values.  Fair value is determined by discounted future cash flows, appraisals or other methods.  If the assets determined to be impaired are to be held and used, the Company recognizes an impairment loss through a charge to operating results to the extent the present value of anticipated net cash flows attributable to the asset are less than the asset’s carrying value.  The Company would depreciate the remaining value over the remaining estimated useful life of the asset.

Share-Based Payment

The Company grants stock options for a fixed number of shares to certain employees and directors with an exercise price equal to the fair market value of the shares at the date of grant.  The Company accounts for stock option grants in accordance with Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” and related Interpretations, and, accordingly, recognizes no compensation expense for the stock option grants.

The following table represents the effect on net income and earnings per share (shown in thousands, except for per share amounts) if the Company had applied the fair value based method and recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to share-based employee and director compensation.  For purposes of this pro forma disclosure, the value of the options is estimated using a Black-Scholes option pricing model and amortized ratably to expense over the options’ vesting periods.  Because the estimated value is determined as of the date of grant, the actual value ultimately realized by the employee may be significantly different.

	Year Ended March 31,
	2005	2004	2003

Net income, as reported	$213,785	$137,262	$88,232
Deduct: Total share-based employee compensation expense determined under fair value methods for all awards, net of related tax effects	37,211	36,821	36,151
Pro forma net income	$176,574	$100,441	$52,081
Net income per common share:
Basic, as reported	$1.03	$0.67	$0.44
Basic, pro forma	$0.85	$0.49	$0.26
Diluted, as reported	$1.01	$0.65	$0.42
Diluted, pro forma	$0.83	$0.47	$0.25
Weighted average shares used in computation:
Basic	206,740	206,032	202,483
Diluted	211,962	212,172	210,646

See Note 17 for further discussion of the Company’s equity incentive plan.

At a meeting held on February 17, 2005, the Compensation Committee of the Board of Directors and the Board of Directors of the Company approved the acceleration of the vesting of certain Company stock options with an option price of $27.153 per share or greater.  The purpose of the accelerated vesting was to enable the Company to avoid recognizing in its income statement compensation expense associated with these options in future periods, upon adoption of SFAS No. 123R (Share-Based Payment) in April 2006.  The pre-tax charge to be avoided amounts to approximately $13.7 million and represents the fair of the unvested awards as of the date of the acceleration as determined under SFAS No. 123.  This amount would otherwise have been required to be recognized as compensation expense over the vesting period upon adoption of SFAS No. 123R.  As a result of the accelerated vesting, approximately 2.3 million option shares or 25.4% of the total number of the outstanding unvested option shares with varying remaining vesting schedules became immediately exercisable.  In order to help avoid unintended personal benefits to the holders of the accelerated options, any shares received through the exercise of accelerated options may not be sold by the option holder until the first to occur of the original vesting date of the accelerated option or the termination of the employment of the option holder.  In connection with the accelerated vesting, each option agreement underlying such options was amended.  As of the date of the acceleration, the fair market value of the Company’s common stock was below the option price of the accelerated options in all material respects, so no APB 25 charges were incurred and future potential charges are immaterial.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of investments in debt securities and trade receivables.  The Company generally places its investments with high-credit quality counterparties.  Investments in debt securities with original maturities of greater than six months consist primarily of AAA rated financial instruments and counterparties.  The Company’s investments are primarily in direct obligations of the United States government or its agencies.

Concentrations of credit risk with respect to accounts receivable are generally not significant due to the diversity of the Company’s customers and geographic sales areas.  The Company sells its products primarily to OEMs and distributors in the Americas, Europe and Asia.  The company performs ongoing credit evaluations of its customers’ financial condition and requires collateral, primarily letters of credit, as deemed necessary.  No single end customer accounted for 10% or more of the Company’s net sales or accounts receivable balances during the years ended March 31, 2005, 2004 and 2003.  The Company had two distributors that accounted for more than 10% of its net sales in the year ended March 31, 2005.  See Note 19, Geographic Information, for additional information on the Company’s largest distributors.

Use of Estimates

The Company has made a number of estimates and assumptions relating to the reporting of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities to prepare the consolidated financial statements in conformity with accounting principles generally accepted in the U.S.  Actual results could differ from those estimates.

Recently Issued Accounting Pronouncements

During December 2004, the FASB issued SFAS No. 123R, which requires companies to measure and recognize compensation expense for all share-based payments at fair value.  Share-based payments include stock option grants.  The Company grants options to purchase common stock to some of our employees and directors under our stock option plan at prices equal to the market value of the stock on the dates the options were granted.  SFAS No. 123R is effective for the Company beginning April 1, 2006.  Early adoption of the provisions of SFAS No. 123R is encouraged, but not required.  The Company has not yet adopted this pronouncement and is currently evaluating the expected impact that the adoption of SFAS No. 123R will have on our consolidated financial position and results of operations.  The adoption of SFAS No. 123R is expected to have an unfavorable impact on the consolidated results of operations and net income per common share.  SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature.  This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption.  The Company cannot estimate what those amounts will be in the future because they depend on, among other things, when employees exercise stock options.

FASB Staff Position (“FSP”) No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP 109-2”), provides guidance under FASB Statement No. 109, “Accounting for Income Taxes,” (“SFAS No. 109”) with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the “Jobs Creation Act”) on enterprises’ income tax expense and deferred tax liability.  The Jobs Creation Act was enacted on October 22, 2004.  FSP 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109.  As of March 31, 2005, the Company is in the process of evaluating whether it will repatriate any foreign earnings and, if so, the amount that it will repatriate.  However, the Company does not expect to be able to complete this evaluation until later in fiscal 2006. Accordingly, as provided for in FSP 109-2, the Company has not adjusted our tax expense or deferred tax liability to reflect the repatriation provisions of the Jobs Creation Act.  The Jobs Creation Act also provides a deduction for income from qualified domestic production activities, to be phased in from 2005 through 2010, which is intended to replace the existing extra-territorial income exclusion for foreign sales. In FSP 109-1, the FASB decided the deduction for qualified domestic production activities should be accounted for as a special deduction under SFAS No. 109, rather than as a rate reduction.  Accordingly, any benefit from the deduction will be reported in the period in which the deduction is claimed on the tax return and no adjustment to deferred taxes at March 31, 2005, is required.

In March 2004, the FASB approved the consensus reached on the Emerging Issues Task Force (EITF) Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“EITF 03-1”).  The Issue’s objective is to provide guidance for identifying other-than-temporarily impaired investments. EITF 03-1 also provides new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB issued FSP EITF 03-1-1 that delays the effective date of the measurement and recognition guidance in EITF 03-1 until further notice.  The disclosure requirements of EITF 03-1 are effective with this annual report for fiscal 2005.  Once the FASB reaches a final decision on the measurement and recognition provisions, the Company will evaluate the impact of the adoption of the accounting provisions of EITF 03-1.

In December 2004, the FASB also issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4,” which will become effective for the Company beginning January 1, 2006.  This standard clarifies that abnormal amounts of idle facility expense, freight, handling costs and wasted material should be expensed as incurred and not included in overhead.  In addition, this standard requires that the allocation of fixed production overhead costs to inventory be based on the normal capacity of the production facilities.  The Company is currently evaluating the potential impact of this standard on its financial position and results of operations, but does not believe the impact of the change will be material.

Reclassifications

Certain prior year amounts have been reclassified to conform with the current period presentation.

2.                                      ACQUISITION OF GRESHAM, OREGON WAFER FABRICATION FACILITY

On August 23, 2002, the Company completed its acquisition of a semiconductor manufacturing complex in Gresham, Oregon.  The Company acquired the facility for $183.5 million in cash plus direct acquisition costs of approximately $1.2 million.  The facility is situated on an approximately 140-acre campus east of Portland and comprises approximately 826,500 square feet.  The facility came equipped with approximately 350 process tools and 170 support tools.  The Company is currently producing 8-inch wafers on its 0.5 micron process technology at the Gresham facility.  The facility also houses offices, meeting rooms and support functions.  The Company began production activities on October 31, 2003 at this facility.  As of March 31, 2005, all of the buildings and supporting facilities were being depreciated as well as the manufacturing equipment that had been placed in service.  All manufacturing equipment that was not being used in production activities was maintained in projects in process since the Company believes there is no change to their utility from the present time until they are placed into productive service.  The lives to be used for depreciating this equipment at this facility will be evaluated at such time as the assets are placed in service.  The temporary idling of such assets has not impaired the estimated life or carrying values of the underlying assets.

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

The purchase price was allocated among PowerSmart’s tangible and intangible assets, in-process research and development and goodwill.  Management determined the value assigned to the assets acquired through various methods including assistance from a third-party appraisal.  An allocation of $9.3 million of the purchase price was assigned to in-process research and development and was written off at the date of the acquisition.  The amount paid in excess of the fair value of the net tangible assets has been allocated to separately identifiable intangible assets based upon an independent valuation analysis.  An allocation of $5.6 million of the purchase price was made to core technology and other identifiable intangible assets and is being amortized over an estimated useful life of seven years.  An allocation of approximately $32.3 million of the purchase price was made to goodwill.  None of the goodwill is deductible for tax purposes.  The goodwill related to the PowerSmart acquisition was reduced by $0.4 million to $31.9 million in the year ended March 31, 2005 due to a favorable settlement of a liability that was recorded as of the original acquisition date.

The Company records acquisition-related purchase consideration as unearned stock-based compensation.  During the year ended March 31, 2003, the Company recorded unearned stock-based compensation of $130,000.  The unearned stock-based compensation includes the intrinsic value of stock options assumed in connection with the acquisition of PowerSmart that is earned as the employees provide future services.  The compensation is being recognized over the period earned, and the expense is included in the amortization of acquisition-related intangibles and costs.  Amortization of unearned stock compensation was $16,000 in fiscal 2005, $46,000 in fiscal 2004 and $59,000 in fiscal 2003.

The acquisition was intended to strengthen the Company’s position in battery management applications such as laptop computers, personal digital assistants, cellular telephones, digital cameras and camcorders.

4.                                      SPECIAL CHARGES

The components of special charges are (in thousands):

	Year Ended March 31,
	2005	2004	2003
Patent license settlement	$21,100	$—	$—
Contract cancellation, severance and other costs related to Fab 1 closure	—	865	—
Fab 3 impairment charge	—	—	41,500
In-process research and development	—	—	9,300

Totals	$21,100	$865	$50,800

Fiscal 2005

Settlement with U.S. Philips Corporation

The Company reached an agreement with U.S. Philips Corporation and Philips Electronics North America Corp. (together “Philips”) regarding patent license litigation with Philips which was ongoing from October 2001 to October 2004.  The agreement included dismissal of the then pending litigation and the cross-license of certain patents between Philips and the Company.  The Company recorded a special charge of $21.1 million in the quarter that ended June 30, 2004 associated with this matter.  Pursuant to this cross-license, the Company licensed certain of its patents related to 8-pin microcontrollers to Philips, and Philips licensed its patents related to I2C serial communications to the Company, each on fully-paid up, non-royalty bearing worldwide licenses.  The Company finalized and executed the definitive settlement agreement related to this matter and made the cash payment to Philips during the fiscal quarter ending September 30, 2004.

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

As is described in Note 2, in August 2002 the Company acquired a semiconductor manufacturing facility in Gresham, Oregon, referred to as Fab 4.  After the acquisition of Fab 4 was completed, the Company undertook an analysis of the potential production capacity at Fab 4.  The results of the production capacity analysis at that time led the Company to determine that Fab 3’s capacity would not be needed in the foreseeable future and during the second quarter of fiscal 2003 the Company committed to a plan to sell Fab 3.  The Company subsequently retained a third-party broker to market Fab 3 on its behalf and began actively seeking potential buyers.  Accordingly, Fab 3 was classified as an asset held-for-sale as of September 30, 2002 and maintained that classification until March 31, 2005.

Management determined the value assigned to the Fab 3 assets through various methods including assistance from a third-party appraisal.  The independent third party used the market approach and considered sales of comparable properties in determining the fair value of Fab 3.  The comparable sales included eight properties, including the Company’s purchases of Fab 3 in July 2000 and Fab 4 in August 2002.  Based on the results of this appraisal, the Company recorded an asset impairment charge on Fab 3 of $36.9 million, including estimated costs to sell.  The remaining value of $60.2 million was classified as an asset held-for-sale and was included as a component of other current assets until March 31, 2005.

During the quarter ended September 30, 2002, the Company recorded an asset impairment charge of $4.6 million to write-down certain excess manufacturing equipment located at Fab 3 to its net realizable value of $0.2 million.  This manufacturing equipment became “excess” as a result of duplicate equipment acquired in the purchase of Fab 4.  The net realizable value for the excess manufacturing equipment was determined based on management estimates.  Substantially all of the other manufacturing equipment located at Fab 3 has been transferred to and will be used in the Company’s other wafer fabrication facilities located in Tempe, Arizona (Fab 2) and Gresham, Oregon (Fab 4).

At March 31, 2005, the Company changed the classification of Fab 3 from an asset held-for-sale to an asset held-for-future-use.  Fab 3 had been on the market for over two years, and the Company had not received any acceptable offers on the facility.  Over that period of time, the Company’s business had increased significantly and over the next several years the Company will need to begin planning for future wafer fabrication capacity as a larger percentage of Fab 4’s clean room capacity is utilized.  The Company determined that the appropriate action to take was to stop actively marketing the Fab 3 facility and hold it for its future use.  As a result of this change in classification, the Company had to assess the fair value of the Fab 3 asset to determine if any additional impairment charge was required upon the change in classification from “held-for-sale” to “held-for-future-use” under SFAS 144.  The Company performed a discounted cash flow analysis of the Fab 3 asset based on various financial projections in developing the fair value estimate given that it was the best available valuation technique for the asset.  The discounted cash flow analysis confirmed the carrying value of the Fab 3 asset at March 31, 2005 was not in excess of its fair value.  The Company will begin to depreciate the Fab 3 asset in April 2005.

PowerSmart In-Process Research and Development Charge

As described in Note 3, an allocation of $9.3 million of the purchase price was assigned to in-process research and development and was written off at the date of the acquisition in accordance with FASB Interpretation No. 4, “Applicability of FASB Statement No. 2, Business Combinations Accounted for by the Purchase Method.”

5.                                      SHORT-TERM INVESTMENTS

The Company’s short-term investments are intended to establish a high-quality portfolio that preserves principal, meets liquidity needs, avoids inappropriate concentrations and delivers an appropriate yield in relationship to the Company’s investment guidelines and market conditions. Short-term investments consist of corporate and various government agency and municipal debt securities.  Management classifies the Company’s short-term investments as available-for-sale.  Available-for-sale securities are carried at fair value with unrealized gains and losses reported in stockholders’ equity.  Realized gains and losses and declines in value judged to be other than temporary, if any, are included in operations.  A decline in the market value of any available-for-sale security below cost that is deemed to be other than temporary, results in an impairment in the fair value of the investment.  The impairment is charged to earnings and a new cost basis for the security is established.  Premiums and discounts are amortized or accreted over the life of the related available-for-sale security.  Dividend and interest income are recognized when earned.  The cost of security sold is calculated using the specific identification method.  The following is a summary of available-for-sale securities at March 31, 2005 (amounts in thousands):

	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Government agency bonds	$639,720	$—	$11,601	$628,119
Municipal bonds	3,626	—	46	3,580
Corporate preferred stock	34,175	—	—	34,175
	$677,521	$—	$11,647	$665,874

The following is a summary of available-for-sale securities at March 31, 2004 (amounts in thousands):

	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

State student loan bonds	$15,600	$—	$—	$15,600
Government agency bonds	338,491	872	—	339,363
Municipal bonds	3,706	—	—	3,706
Corporate preferred stock	3,000	—	—	3,000
Fixed rate annuity contracts	7,547	—	—	7,547
	$368,344	$872	$—	$369,216

The Company’s unrealized losses of $11.6 million were due to fluctuations in interest rates.  Management does not believe any of the unrealized losses represented an other-than-temporary impairment based on its evaluation of available evidence as of March 31, 2005.

During the year ended March 31, 2005, the Company did not have any gross realized gains or losses on sales of available-for-sale securities.  During the year ended March 31, 2004, the Company had a gross realized gain of $8,000 on sales of available-for-sale securities.

The amortized cost and estimated fair value of the available-for-sale securities at March 31, 2005, by maturity, are shown below (amounts in thousands).  Expected maturities can differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties, and the Company views its available-for-sale securities as available for current operations.

	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale
Due in one year or less	$76,646	$—	$531	$76,115
Due after one year and through five years	566,700	—	11,116	555,584
Due after five years through ten years	—	—	—	—
Due after ten years	34,175	—	—	34,175
	$677,521	$—	$11,647	$665,874

6.                                      ACCOUNTS RECEIVABLE

Accounts receivable consists of the following (amounts in thousands):

	March 31,
	2005	2004

Trade accounts receivable	$116,689	$111,548
Other	216	152
	116,905	111,700

Less allowance for doubtful accounts	3,817	3,810

	$113,088	$107,890

7.                                      INVENTORIES

The components of inventories are as follows (amounts in thousands):

	March 31,
	2005	2004

Raw materials	$4,852	$9,169
Work in process	73,295	57,589
Finished goods	25,581	27,756
	$103,728	$94,514

Inventory impairment charges establish a new cost basis for inventory and charges are not subsequently reversed to income even if circumstances later suggest that increased carrying amounts are recoverable.

8.                                      OTHER CURRENT ASSETS

Other current assets consists of the following (amounts in thousands):

	March 31,
	2005	2004

Assets held-for-sale	$—	$60,414
Income tax receivable	—	6,862
Accrued interest receivable	6,273	1,341
Other current assets	1,730	5,444

	$8,003	$74,061

The assets held-for-sale at March 31, 2004 of $60.4 million related primarily to Fab 3.  These assets were reclassified to held-for-future-use at March 31, 2005 and are included in property, plant and equipment.  See discussion of “Fab 3 Impairment Charge” in Footnote 4.

9.                                      PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following (amounts in thousands):

	March 31,
	2005	2004

Land	$45,641	$33,494
Building and building improvements	356,233	293,230
Machinery and equipment	938,261	852,087
Projects in process	84,846	145,070
	1,424,981	1,323,881

Less accumulated depreciation and amortization	731,679	634,675

	$693,302	$689,206

Property, plant and equipment at March 31, 2005 includes $12.1 million in land and $48.1 million in buildings and building improvements related to Fab 3.  These assets were included in other current assets at March 31, 2004 since they were classified as assets held-for-sale prior to the Company’s recent decision to retain them for future use (see Note 4).

Depreciation and amortization expense attributed to property, plant and equipment was $119.0 million, $109.8 million and $109.6 million for the years ending March 31, 2005, 2004 and 2003, respectively.  In addition to depreciation and amortization expense, accelerated depreciation charges of $30.6 million in the year ended March 31, 2004, related to the Company’s Fab 1 shutdown, are included in cost of sales.

10.                               INTANGIBLE ASSETS

The table below summarizes the gross carrying amounts and accumulated amortization of the Company’s intangible assets (amounts in thousands):

	March 31, 2005
	Gross Amount	Accumulated Amortization	Net Amount

Developed technology	$14,566	$(8,793)	$5,773
Distribution rights	4,804	(1,288)	3,516
	$19,370	$(10,081)	$9,289

	March 31, 2004
	Gross Amount	Accumulated Amortization	Net Amount

Developed technology	$13,566	$(7,846)	$5,720
Distribution rights	4,804	(826)	3,978
	$18,370	$(8,672)	$9,698

The Company amortizes intangible assets over their expected useful lives, which range between 1 and 10 years.  The weighted average total amortization period for the Company’s intangible assets at March 31, 2005 was 7 years, consisting of 6 years for developed technology and 10 years for distribution rights.  The following is an expected amortization schedule for the intangible assets for the fiscal years March 31, 2006 through March 31, 2010, absent any future acquisitions or impairment charges (amounts in thousands):

Year Ending March 31,	Projected Amortization Expense

2006	$ 1,403
2007	1,545
2008	1,646
2009	1,645
2010	978

The Company has not recorded any impairment losses associated with the intangible assets acquired.

11.                               SHORT-TERM DEBT

The Company had short-term debt of $45.5 million as of March 31, 2005.  The short-term debt is a result of repurchase agreements that are in place with two of the Company’s investment brokerages.  The short-term debt is collateralized with $47.5 million of the Company’s short-term investments.  The short-term debt had a weighted average interest rate of 2.71% as of March 31, 2005.  The Company used these borrowings to fund the activity under its stock repurchase programs beginning in the second quarter of the year ended March 31, 2005.

The Company has an unsecured line of credit with a financial institution in Asia for up to $5.0 million (U.S. dollar equivalent).  There were no borrowings against this line of credit as of March 31, 2005, but an allocation of $0.4 million of the available line was made, relating to import guarantees associated with the Company’s business in Thailand.  There are no covenants associated with the foreign line of credit.  The foreign line of credit is due to expire in July 2005.

12.                               ACCRUED LIABILITIES

Accrued liabilities consists of the following (amounts in thousands):

	March 31,
	2005	2004

Income taxes	$101,406	$91,771
Other accrued expenses	33,747	32,280

	$135,153	$124,051

13.                               INCOME TAXES

The provision for income taxes is as follows (amounts in thousands):

	Year Ended March 31,
	2005	2004	2003

Current expense:
Federal	$34,320	$37,580	$32,602
State	3,436	3,268	2,835
Foreign	8,858	11,974	10,321

Total current	46,614	52,822	45,758

Deferred expense (benefit):
Federal	5,908	(3,795)	(19,892)
State	591	(330)	(1,730)
Foreign	10,370	(8,063)	(2,124)

Total deferred	16,869	(12,188)	(23,746)
Less: deferred tax benefit allocated to cumulative effect of accounting method	—	—	6,645

	$63,483	$40,634	$28,657

The tax benefit associated with the exercise of employee stock options reduced taxes currently payable by $15.3 million, $37.6 million and $18.0 million for the years ended March 31, 2005, 2004 and 2003, respectively.  These amounts were credited to additional paid-in capital in each of the three fiscal years.

The provision for income taxes differs from the amount computed by applying the statutory federal tax rate to income before income taxes.  The sources and tax effects of the differences in the total income tax provision for income before cumulative effect of change in accounting principle are as follows (amounts in thousands):

	Year Ended March 31,
	2005	2004	2003

Computed expected provision	$97,044	$62,264	$44,916

State income taxes, net of federal benefits	2,738	1,424	554

Foreign export sales benefit	(1,111)	(96)	(2,278)

Research and development tax credits	(4,750)	(4,000)	(2,959)

Foreign income taxed at lower than the federal rate	(30,438)	(18,958)	(11,576)

	$63,483	$40,634	$28,657

Pretax income from foreign operations was $199.0 million, $136.3 million and $108.2 million for the years ended March 31, 2005, 2004 and 2003, respectively.  Unremitted foreign earnings that are considered to be permanently invested outside the United States, and on which no deferred taxes have been provided, amounted to approximately $766.0 million at March 31, 2005.  Should the Company elect in the future to repatriate a portion of the foreign earnings so invested, the Company would incur income tax expense on such repatriation, net of any available deductions and foreign tax credits.  This would result in additional income tax expense beyond the computed expected provision in such periods.

In December 2004, the FASB issued Financial Staff Position (FSP) No. FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (FSP 109-2).  On October 22, 2004, the American Jobs Creation Act of 2004 (the “Act”) was signed into law.  The Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by including an 85 percent deduction for certain foreign earnings that are repatriated, as defined in the Act, at an effective tax cost of 5.25 percent.  FSP 109-2 is effective immediately and provides accounting and disclosure guidance for the repatriation provision.  FSP 109-2 allows companies additional time to evaluate the effects of the law on its unremitted earnings for the purpose of applying the “indefinite reversal criteria” under APB 23, “Accounting for Income Taxes – Special Areas,” and requires explanatory disclosures from companies that have not yet completed the evaluation.

The Company is in the process of evaluating whether it will repatriate any foreign earnings under the Act and, if so, the amount that it will repatriate.  However, the Company does not expect to be able to complete this evaluation until later in fiscal 2006.  Based on our preliminary analysis, the range of possible amounts that the Company is considering for repatriation under this provision is between zero and $500 million.  The related potential range of income tax is between zero and approximately $28.7 million.  The Company expects to determine the amounts and sources of foreign earnings to be repatriated, if any, during fiscal year 2006.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows (amounts in thousands):

	March 31,
	2005	2004
Deferred tax assets:

Intercompany profit in inventory	$11,616	$10,887
Deferred income on shipments to distributors	22,699	34,500
Inventory valuation	8,020	1,987
Net operating loss carryforward	5,942	12,531
Tax credit carryforward	47,337	29,944
Fab 3 impairment	—	15,977
Fab 1 closure and impairment charges	—	10,421
Accrued expenses and other	9,483	9,799
Gross deferred tax assets	105,097	126,046

Deferred tax liabilities:

Property, plant and equipment, principally due to differences in depreciation	(23,258)	(28,958)
Other	(1,298)	(1,746)
Gross deferred tax liability	(24,556)	(30,704)
Net deferred tax asset	$80,541	$95,342

The Fab 3 asset changed classifications from an asset held-for-sale at March 31, 2004 to an asset held-for-future-use at March 31, 2005.  At March 31, 2005, any tax effects of temporary differences related to Fab 3 are included in the deferred tax liability related to depreciation on property, plant and equipment.

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

At March 31, 2005, the Company had a net operating loss carryforward for federal income tax purposes of approximately $15.4 million, which begins to expire in varying amounts in the years 2018 through 2022.  The net operating loss carryforward is attributable to the acquisition of PowerSmart.  An analysis of the annual limitation on the utilization of the PowerSmart net operating losses was performed in accordance with Internal Revenue Code Section 382.  It was determined that Section 382 will not limit the use of the PowerSmart net operating losses in full over the carryover period.

At March 31, 2005, the Company had recorded credit carryforwards of approximately $19.7 million for foreign tax credits, $22.9 million for research and development credits, and $4.7 million for alternative minimum tax credits.

The foreign tax credits begin to expire in varying amounts in the years ending March 31, 2006 through March 31, 2010, the research and development credits begin to expire in varying amounts in the years ending March 31, 2011 through March 31, 2025 and the alternative minimum tax credits have no expiration date.  The Company believes that all of its credit carryforwards will be utilized in future periods.

The Company’s Thailand manufacturing operations currently benefit from numerous tax holidays granted to the Company based on its investment in property, plant and equipment in Thailand.  Although the Company’s tax holidays in Thailand partially expired in October 2003, the Company’s manufacturing operations in Thailand are being conducted using primarily equipment that was invested pursuant to tax holidays that do not begin to expire until September 2006.  The aggregate dollar benefits derived from these tax holidays approximated $11.5 million, $45.3 million and $31.4 million for the years ended March 31, 2005, 2004 and 2003, respectively.  The benefit the tax holiday had on net income per share approximated $0.05, $0.21 and $0.15 for the years ended March 31, 2005, 2004 and 2003, respectively.  The reduction in the benefits derived from the Company’s tax holiday in Thailand in the year ended March 31, 2005 compared to the year ended March 31, 2004 was a result of changes in the Company’s overall international tax structure.  These changes did not have a material impact on the Company’s overall effective tax rate.

The Company is currently under audit by the United States Internal Revenue Service (IRS) for its fiscal years ended March 31, 1998, 1999, 2000 and 2001.  The IRS has proposed certain adjustments related to positions reflected on these tax returns.  The IRS has issued formal assessments for these adjustments.  The Company does not agree with these adjustments and intends to appeal these assessments.  The Company believes that it maintains adequate tax reserves to offset the potential liabilities that may arise upon final resolution of the audit through either settlement or the appeals process with the IRS.  If such amounts ultimately prove to be unnecessary, the resulting reversal of such reserves would result in tax benefits being recorded in the period the reserves are no longer deemed necessary.  If such amounts ultimately prove to be less than the ultimate assessment, a future charge to expense would result.  The Company has included in income taxes payable reserves for potential losses.  Should such losses occur, they would result in the reduction of deferred tax assets or payments of amounts accrued.

14.                               CONTINGENCIES

The Company’s assembly and test facility in Thailand is located in Alphatechnopolis Industrial Park near Bangkok on land to which the Company expects to acquire title in accordance with its agreement with the landowner.  Progress towards obtaining full title of the land has been delayed due to a complex financial restructuring situation relating to the seller of the land.  At this time it is not possible to estimate when, or if, full title will be completed.  The Company has provided reserves that it estimates will be adequate to obtain full title.  Such reserves are set at the estimated fair value of the land.

In the ordinary course of its business, the Company is involved in a limited number of legal actions, both as plaintiff and defendant, and could incur uninsured liability in any one or more of them.  Although the outcome of these actions is not presently determinable, the Company believes that the ultimate resolution of these matters will not harm its business.  Litigation relating to the semiconductor industry is not uncommon, and the Company is, and from time to time has been, subject to such litigation.  In the Company’s opinion, based on consultation with legal counsel, as of March 31, 2005, the effect of such matters will not have a material adverse effect on the Company’s financial position, cash flows or results of operations.

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

Stock Repurchase Activity.  On August 7, 2002, the Company’s Board of Directors authorized the Company to repurchase up to 2,500,000 shares of its common stock in the open market or in privately negotiated transactions.  As of March 31, 2005, the Company had repurchased the entire 2,500,000 common share authorization for $59.3 million.  On March 11, 2004, the Company’s Board of Directors authorized the repurchase of an additional 2,500,000 shares of its common stock in the open market or in privately negotiated transactions.  As of March 31, 2005, the Company had repurchased the entire 2,500,000 common share authorization for $66.1 million.  On April 22, 2004, the Company’s Board of Directors authorized the repurchase of an additional 2,500,000 shares of its common stock in the open market or in privately negotiated transactions.  As of March 31, 2005, the Company had repurchased 884,900 shares under this authorization for $23.3 million.  As of March 31, 2005, all but 818,332 of the purchased shares under the authorizations had been reissued to fund stock option exercises and purchases under the Company’s employee stock purchase plan.  During the twelve months ended March 31, 2003, the Company purchased 1,264,700 shares of its common stock for $27.1 million.  During the twelve months ended March 31, 2004, the Company purchased 2,435,400 shares of its common stock for $63.9 million, of which $10.6 million was not paid until April 2004 and is reflected in the March 31, 2004 accounts payable balance.  During the twelve months ended March 31, 2005, the Company purchased 2,184,800 shares of its common stock for $57.7 million.

16.                               EMPLOYEE BENEFIT PLANS

The Company maintains a contributory profit-sharing plan for its domestic employees meeting certain eligibility and service requirements.  The plan qualifies under Section 401(k) of the Internal Revenue Code of 1986, as amended, and allows employees to contribute up to 60% of their base salary, subject to maximum annual limitations prescribed by the Internal Revenue Service.  The Company shall make a matching contribution of up to 25% of the first 4% of the participant’s eligible compensation and may award up to an additional 25% under the discretionary match.  All matches are provided on a quarterly basis and require the participant to be an active employee at the end of each quarter.  For the fiscal years ended March 31, 2005, 2004 and 2003, the Company contributions to the plan totaled $1.4 million, $1.1 million and $0.8 million, respectively.

The Company’s 2001 Employee Stock Purchase Plan (the “2001 Purchase Plan”) became effective on March 1, 2002.  The Board of Directors approved the 2001 Purchase Plan in May 2001 and the stockholders approved it in August 2001.  Under the 2001 Purchase Plan, eligible employees of the Company may purchase shares of common stock at semi-annual intervals through periodic payroll deductions.  The purchase price in general will be 85% of the lower of the fair market value of the common stock on the first day of the participant’s entry date into the offering period or 85% of the fair market value on the semi-annual purchase date.  Depending upon a participant’s entry date into the 2001 Purchase Plan, purchase periods under the 2001 Purchase Plan consist of overlapping periods of either 24, 18, 12 or 6 months in duration.  2,450,000 shares of common stock have been previously reserved for issuance under the 2001 Purchase Plan.  In May 2003, the Board of Directors reserved an additional 975,000 shares of common stock for issuance under the 2001 Purchase Plan, which was approved by the stockholders in August 2003.

In May 2003 and August 2003, the Company’s Board and stockholders, respectively, each approved an annual automatic increase in the number of shares reserved under the 2001 Purchase Plan.  The automatic increase took effect on January 1, 2005, and on each January 1 thereafter during the term of the plan, and is equal to the lesser of (i) 1,500,000 shares, (ii) one half of one percent (0.5%) of the then outstanding shares of the Company’s common stock, or (iii) such lesser amount as is approved by the Company’s Board of Directors.  On January 1, 2005, 1,035,863 additional shares were reserved under the 2001 Purchase Plan based on the automatic increase.

During fiscal 1995, a purchase plan was adopted for employees in non-U.S. locations.  Such plan allows for the purchase price per share to be 100% of the lower of the fair market value of the common stock on the beginning or end of the semi-annual purchase plan period.  Since the inception of this purchase plan, 348,593 shares of common stock have been reserved for issuance and 232,254 shares have been issued under this purchase plan.

Effective January 1, 1997, the Company adopted a non-qualified deferred compensation arrangement.  This plan is unfunded and is maintained primarily for the purpose of providing deferred compensation for a select group of highly compensated employees as defined in ERISA Sections 201, 301 and 401.  There are no Company matching contributions made under this plan.

The Company has a management incentive compensation plan which provides for bonus payments, based on a percentage of base salary, from an incentive pool created from operating profits of the Company, at the discretion of the Board of Directors.  During the years ended March 31, 2005 and March 31, 2004, $10.2 million and $1.8 million was charged against operations for this plan, respectively.  The Company did not make any payments under its management incentive compensation plan during fiscal 2003.

The Company also has a plan that, at the discretion of the Board of Directors, provides a cash bonus to all employees of the Company based on the operating profits of the Company.  During the years ended March 31, 2005, 2004 and 2003, $4.9 million, $2.4 million and $1.8 million, respectively, were charged against operations for this plan.

17.                               EQUITY INCENTIVE PLANS

Under the Company’s equity incentive plans (the “Plans”), eligible participants may be granted different types of equity incentive awards.  No awards other than stock options have been awarded under our equity incentive plans as of March 31, 2005.  Officers, key employees, non-employee directors and consultants may be granted non-statutory stock options to purchase shares of common stock at a price not less than 100% of the fair value of the option shares on the grant date.  Options granted under the Plans vest over the period determined by the Board of Directors at the date of grant, at periods ranging from one year to four years.  The maximum term of options granted under the Plans is 10 years.  The Company did not make any stock option grants to consultants during the years ended March 31, 2005, 2004 and 2003.  At March 31, 2005, there were 15,122,075 shares available for grant under the Plans.  The per share weighted average fair value of stock options granted under the Plans for the years ended March 31, 2005, 2004 and 2003 was $15.82, $12.06 and $15.00, respectively, based on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Year Ended March 31,
	2005	2004	2003

Expected life (years)	5.30	5.19	5.00
Risk-free interest rate	3.78%	2.90%	2.80%
Volatility	67%	70%	71%
Dividend yield	0.97%	0.48%	0.48%

Under the Plans, 105,281,645 shares of common stock had been reserved for issuance since the inception of the Plans.

The stock option activity is as follows:

	Options Outstanding
	Shares	Weighted Average Exercise Price

Outstanding at March 31, 2002	24,666,811	$12.12

Granted	5,126,899	25.76
Exercised	(3,564,895)	6.47
Canceled	(993,899)	18.11

Outstanding at March 31, 2003	25,234,916	15.45

Granted	4,186,351	20.68
Exercised	(5,114,292)	8.79
Canceled	(947,047)	21.53

Outstanding at March 31, 2004	23,359,928	17.60

Granted	2,693,824	27.35
Exercised	(2,881,830)	12.78
Canceled	(801,236)	23.34

Outstanding at March 31, 2005	22,370,686	$19.19

The following table summarizes information about the stock options outstanding at March 31, 2005:

Range Exercise Price			Number Outstanding	Weighted Average Remaining Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.009	—	$6.370	2,475,899	2.33	$5.74	2,475,114	$5.74
$6.525	—	$10.037	2,941,161	3.22	$9.30	2,941,161	$9.30
$10.407	—	$15.917	2,858,854	5.81	$15.62	1,263,084	$15.24
$16.167	—	$17.846	192,097	5.45	$17.24	190,676	$17.25
$18.480	—	$18.480	2,420,121	8.02	$18.48	855,142	$18.48
$18.649	—	$23.389	3,130,839	5.57	$22.31	2,885,073	$22.33
$23.700	—	$26.250	2,317,374	7.74	$25.04	1,588,151	$24.86
$26.600	—	$27.050	1,814,983	8.88	$27.04	62,295	$26.79
$27.153	—	$27.153	2,618,266	7.01	$27.15	2,607,672	$27.15
$27.170	—	$35.080	1,601,092	7.42	$29.29	1,145,702	$29.15
$0.009	—	$35.080	22,370,686	5.99	$19.19	16,014,070	$18.09

At March 31, 2005 and 2004, the number of option shares exercisable was 16,014,070 and 11,583,715, respectively, and the weighted-average exercise price of those options was $18.09 and $13.26, respectively.

The Company received a tax benefit of $15.3 million, $37.6 million and $18.0 million for the years ended March 31, 2005, 2004 and 2003, respectively, from the exercise of non-qualified stock options and the disposition of stock acquired with incentive stock options or through the Company’s employee stock purchase plan.  For financial reporting purposes, the tax effect of this deduction is accounted for as a credit to additional paid-in capital rather than as a reduction of income tax expense.

18.                               LEASE COMMITMENTS

The Company leases office space, transportation and other equipment under operating leases, which expire at various dates through March 31, 2010.  The future minimum lease commitments under these leases are payable as follows (amounts in thousands):

Year Ending March 31,	Operating Leases

2006	$4,183
2007	3,081
2008	1,522
2009	522
2010	195
Total minimum payments	$9,503

Rental expense under operating leases totaled $5.9 million, $5.4 million and $5.7 million for the years ended March 31, 2005, 2004 and 2003, respectively.

19.                               GEOGRAPHIC INFORMATION

The Company operates in one operating segment and engages primarily in the design, development, manufacture and marketing of semiconductor products.  The Company sells its products to distributors and original equipment manufacturers (OEMs) in a broad range of market segments, performs on-going credit evaluations of its customers and generally requires no collateral.  The Company’s operations outside the United States consist of product assembly and final test facilities in Thailand, and sales and support centers and design centers in certain foreign countries.  Domestic operations are responsible for the design, development and wafer fabrication of all products, as well as the coordination of production planning and shipping to meet worldwide customer commitments.  The Thailand assembly and test facility is reimbursed in relation to value added with respect to assembly and test operations and other functions performed, and certain foreign sales offices receive compensation for export sales within their territory.  Accordingly, for financial statement purposes, it is not meaningful to segregate sales or operating profits for the assembly and test and foreign sales office operations.  Identifiable long-lived assets (consisting of property, plant and equipment and goodwill) by geographic area are as follows (amounts in thousands):

	March 31,
	2005	2004

United States	$622,287	$608,343
Thailand	100,622	111,730
Various	2,279	1,479

Total long-lived assets	$725,188	$721,552

Sales to unaffiliated customers located outside the United States, primarily in Asia and Europe, aggregated approximately 73%, 71% and 71% of consolidated net sales for the years ended March 31, 2005, 2004 and 2003, respectively.  Sales to customers in Europe represented 27%, 28% and 27% of consolidated net sales for the years ended March 31, 2005, 2004 and 2003, respectively.  Sales to customers in Asia represented 43%, 41% and 39% of consolidated net sales for the years ended March 31, 2005, 2004 and 2003, respectively.  Sales into China, including Hong Kong, represented 16%, 14% and 13% of consolidated net sales for the years ended March 31, 2005, 2004 and 2003, respectively.  Sales into Taiwan represented 10% of consolidated net sales for the year ended March 31, 2005.  Sales into any other individual foreign country did not exceed 10% of the Company’s net sales for any of the years presented.

The Company had two distributors who represented more than 10% of its net sales during fiscal 2005 and fiscal 2004.  The Company’s largest distributor accounted for approximately 13% of its net sales and its second largest distributor accounted for approximately 12% of net sales in fiscal 2005.  The Company’s largest distributor accounted for approximately 13% of its net sales and its second largest distributor accounted for approximately 12%

of its net sales in fiscal 2004.  In fiscal 2003, the Company had one distributor that accounted for approximately 12% of its net sales.

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

The Company has entered into certain financial instruments in the normal course of business to reduce its exposure to fluctuations in foreign exchange rates.  These financial instruments include standby letters of credit and foreign currency forward contracts.  When engaging in forward contracts, risks arise from the possible inability of counterparties to meet the terms of their contracts and from movements in securities values, interest rates and foreign exchange rates.  At March 31, 2005, there were no foreign currency forward contracts outstanding.  At March 31, 2004, the Company held contracts with nominal amounts totaling $3.2 million, which were entered into and hedged the Company’s foreign currency risk.  The value of the contracts is based on quoted market prices.  The contracts matured in June 2004.  Unrealized gains and losses as of the balance sheet dates and realized gains and losses for the years ending March 31, 2005, 2004 and 2003 were not material.

21.                               NET INCOME PER COMMON SHARE

The following table sets forth the computation of basic and diluted net income per share (in thousands except per share amounts):

	Year Ended March 31,
	2005	2004	2003

Net income	$213,785	$137,262	$88,232

Weighted average common shares outstanding	206,740	206,032	202,483

Dilutive effect of stock options	5,222	6,140	8,163

Weighted average common and common equivalent shares outstanding	211,962	212,172	210,646

Basic net income per common share	$1.03	$0.67	$0.44
Diluted net income per common share	$1.01	$0.65	$0.42

Weighted average common shares exclude the effect of antidilutive options.  As of March 31, 2005, 2004 and 2003, the number of options that were antidilutive were 1,310,018, 4,532,872 and 4,282,029, respectively.

22.                               QUARTERLY RESULTS (UNAUDITED)

The following table presents the Company’s selected unaudited quarterly operating results for eight quarters ended March 31, 2005.  The Company believes that all necessary adjustments have been made to present fairly the related quarterly results (in thousands, except per share amounts):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Fiscal 2005

Net sales	$212,775	$220,694	$205,384	$208,083	$846,936
Gross profit	121,459	126,377	116,788	119,351	483,975
Operating income	49,854	75,051	65,622	68,120	258,647
Net income	43,799	60,443	53,140	56,403	213,785
Diluted net income per common share	0.21	0.29	0.25	0.27	1.01

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Fiscal 2004

Net sales	$161,283	$168,486	$177,967	$191,524	$699,260
Gross profit	55,521	91,194	97,019	106,225	349,959
Operating income	10,512	47,594	53,852	59,336	171,294
Net income	13,470	36,104	40,843	46,845	137,262
Diluted net income per common share	0.06	0.17	0.19	0.22	0.65

Refer to Note 4, Special Charges, for an explanation of the unusual and infrequent items that occurred in the applicable fiscal quarters that materially impacted the Company’s operating results.

23.                               SUPPLEMENTAL FINANCIAL INFORMATION

Cash paid for income taxes amounted to $15.6 million, $4.6 million and $5.2 million during the years ended March 31, 2005, 2004 and 2003, respectively.  Cash paid for interest amounted to $0.8 million, $0.2 million and $0.5 million during the years ended March 31, 2005, 2004 and 2003, respectively.  Included in the special charge for the year ended March 31, 2003 was a non-cash amount of $41.5 million, which pertained to the write-down of the Fab 3 fixed assets.

Treasury stock purchases for which settlement has not occurred are included as treasury stock repurchased in shareholders’ equity and accounts payable and amounted to $10.6 million and $0.5 million as of March 31, 2004 and 2003, respectively.

A summary of additions and deductions related to the allowance for doubtful accounts for the years ended March 31, 2005, 2004 and 2003 follows (amounts in thousands):

	Balance at beginning of year	Charged to costs and expenses	Deductions (1)	Balance at end of year
Allowance for doubtful accounts:
2005	$3,810	$7	$0	$3,817
2004	3,768	250	(208)	3,810
2003	3,937	60	(229)	3,768

(1) Deductions represent uncollectible accounts written off, net of recoveries.

24.                               DIVIDENDS

On October 28, 2002, the Company announced that its Board of Directors had approved and instituted a quarterly cash dividend on its common stock.  The initial quarterly dividend of $0.02 per share was paid on December 6, 2003 in the amount of $4.1 million.  The Company has continued to pay quarterly dividends and has increased the amount of such dividends on a regular basis.  During the year ended March 31, 2005, the Company paid dividends totaling $0.208 per share for a total dividend payment of $43.0 million.  During the year ended March 31, 2004, the Company paid dividends totaling $0.113 per share for a total dividend payment of $23.3 million.