Form 10-Q
period 2005-06-30
MICROCHIP TECHNOLOGY INC
filed 2005-08-09
CIK 827054

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005.

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

Yes   ☒                          No   ☐

Number of shares of common stock, $.001 par value, outstanding as of August 5, 2005: 209,193,339 shares.

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES

INDEX

PART I.	FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets - June 30, 2005 and March 31, 2005

Condensed Consolidated Statements of Income - Three Months Ended June 30, 2005 and June 30, 2004

Condensed Consolidated Statements of Cash Flows - Three Months Ended June 30, 2005 and June 30, 2004

Notes to Condensed Consolidated Financial Statements

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Item 4. Controls and Procedures

PART II.	OTHER INFORMATION

Item 1. Legal Proceedings

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 6. Exhibits

SIGNATURES

CERTIFICATIONS

EXHIBITS

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	June 30 2005	March 31 2005
	(Unaudited)	(Note 1)

ASSETS

Cash and cash equivalents	$141,372	$68,730
Short-term investments	673,667	665,874
Accounts receivable, net	130,614	113,088
Inventories	103,839	103,728
Prepaid expenses	10,708	10,828
Deferred tax assets	95,863	105,097
Other current assets	6,547	8,003
Total current assets	1,162,610	1,075,348

Property, plant and equipment, net	680,123	693,302
Goodwill	31,886	31,886
Intangible assets, net	9,457	9,289
Other assets	7,983	7,729

Total assets	$1,892,059	$1,817,554

LIABILITIES AND STOCKHOLDERS’ EQUITY

Short-term debt	$45,454	$45,454
Accounts payable	33,189	34,328
Accrued liabilities	148,526	135,153
Deferred income on shipments to distributors	90,062	91,730
Total current liabilities	317,231	306,665

Pension accrual	559	599
Deferred tax liability	20,953	24,556

Stockholders’ equity:

Preferred stock, $.001 par value; authorized 5,000,000 shares; no shares issued or outstanding.	—	—
Common stock, $.001 par value; authorized 450,000,000 shares; issued and outstanding 208,880,759 shares at June 30, 2005; issued 208,556,546 and outstanding 207,738,214 shares at March 31, 2005.	209	208
Additional paid-in capital	533,366	532,666
Retained earnings	1,025,324	984,095
Deferred stock-based compensation	(90)	—
Accumulated other comprehensive loss	(5,493)	(9,718)
Less shares of common stock held in treasury at cost; 818,332 shares at March 31, 2005.	—	(21,517)
Net stockholders’ equity	1,553,316	1,485,734

Total liabilities and stockholders’ equity	$1,892,059	$1,817,554

See accompanying notes to condensed consolidated financial statements

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

(Unaudited)

	Three Month Ended June 30,
	2005	2004

Net sales	$218,527	$212,775
Cost of sales	91,022	91,316
Gross profit	127,505	121,459

Operating expenses:
Research and development	23,395	23,281
Selling, general and administrative	31,081	27,224
Special charges	—	21,100
	54,476	71,605

Operating income	73,029	49,854

Other income (expense):
Interest income	6,580	2,920
Interest expense	(433)	(136)
Other, net	1,121	965

Income before income taxes	80,297	53,603

Income tax provision	19,273	9,804

Net income	$61,024	$43,799

Basic net income per common share	$0.29	$0.21

Diluted net income per common share	$0.29	$0.21

Dividends declared per common share	$0.095	$0.040

Weighted average common shares outstanding	208,396	206,694

Weighted average common and potential common shares outstanding	213,105	212,964

See accompanying notes to condensed consolidated financial statements

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months ended June 30,
	2005	2004

Cash flows from operating activities:
Net income	$61,024	$43,799
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of fixed assets	(211)	(735)
Philips settlement	—	21,100
Depreciation and amortization	28,107	29,553
Deferred income taxes	4,772	22,299
Stock-based compensation	38	—
Tax benefit from exercise of stock options	5,385	6,385
Changes in operating assets and liabilities:
Increase in accounts receivable	(17,526)	(3,288)
(Increase) decrease in inventory	(111)	3,939
(Decrease) increase in deferred income on shipments to distributors	(1,668)	8,816
Increase (decrease) in accounts payable and accrued liabilities	13,234	(27,661)
Change in other assets and liabilities	953	268

Net cash provided by operating activities	93,997	104,475

Cash flows from investing activities:
Purchases of short-term investments	(124,332)	(347,829)
Sales and maturities of short-term investments	121,623	257,412
Investment in other assets	(1,000)	—
Proceeds from sale of assets	244	736
Capital expenditures	(14,794)	(13,548)

Net cash used in investing activities	(18,259)	(103,229)

Cash flows from financing activities:
Payment of cash dividend	(19,795)	(8,266)
Repurchase of common stock	—	(22,820)
Proceeds from sale of common stock	16,699	11,392

Net cash used in financing activities	(3,096)	(19,694)

Net increase (decrease) in cash and cash equivalents	72,642	(18,448)

Cash and cash equivalents at beginning of period	68,730	105,334

Cash and cash equivalents at end of period	$141,372	$86,886

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  In the opinion of management, all adjustments of a normal recurring nature which are necessary for a fair presentation have been included.  Certain information and footnote disclosures normally included in audited consolidated financial statements have been condensed or omitted pursuant to such SEC rules and regulations.  It is suggested that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2005.  The results of operations for the three months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending March 31, 2006 or for any other period.

(2)                                 Settlement with U.S. Philips Corporation

The Company reached an agreement with U.S. Philips Corporation and Philips Electronics North America Corp. (together “Philips”) regarding patent license litigation with Philips which was ongoing from October 2001.  The agreement included dismissal of the then pending litigation and the cross-license of certain patents between Philips and the Company.  The Company recorded a special charge of $21.1 million in the quarter ended June 30, 2004 associated with this matter.  Pursuant to this cross-license, the Company licensed certain of its patents related to 8-pin microcontrollers to Philips, and Philips licensed its patents related to I2C serial communications to the Company, each on fully-paid up, non-royalty bearing worldwide licenses.  The Company finalized and executed the definitive settlement agreement related to this matter and made the cash payment to Philips during the quarter ended September 30, 2004.

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

In light of recent regulatory guidance, the Company reevaluated the assumptions used to estimate the value of employee stock options granted in the first quarter of fiscal 2006.  Management determined that a blend of implied volatility and historical volatility is more reflective of market conditions and a better indicator or expected volatility than using purely historical volatility.

	Three Months Ended June 30,
	2005	2004

Net income, as reported	$61,024	$43,799
Deduct: Total share-based employee compensation expense determined under fair value methods for all awards, net of related tax effects	4,942	7,576
Pro forma net income	$56,082	$36,223
Net income per common share:
Basic as reported	$0.29	$0.21
Basic, pro forma	$0.27	$0.18
Diluted, as reported	$0.29	$0.21
Diluted, pro forma	$0.26	$0.17

At a meeting held on February 17, 2005, the Compensation Committee of the Board of Directors and the Board of Directors of the Company approved the acceleration of the vesting of certain Company stock options with an option price of $27.153 per share or greater.  The purpose of the accelerated vesting was to enable the Company to avoid recognizing in its income statement compensation expense associated with these options in future periods, upon adoption of SFAS No.  123R (Share-Based Payment) in April 2006.  The pre-tax charge to be avoided amounts to approximately $13.7 million and represents the fair value of the unvested awards as of the date of the acceleration as determined under SFAS No.  123.  This amount would otherwise have been required to be recognized as compensation expense over the vesting period upon adoption of SFAS No.  123R.  As a result of the accelerated vesting, approximately 2.3 million option shares or 25.4% of the total number of the outstanding unvested option shares with varying remaining vesting schedules became immediately exercisable.  In order to help avoid unintended personal benefits to the holders of the accelerated options, any shares received through the exercise of accelerated options may not be sold by the option holder until the first to occur of the original vesting date of the accelerated option or the termination of the employment of the option holder.  In connection with the accelerated vesting, each option agreement underlying such options was amended.  As of the date of the acceleration, the fair market value of the Company’s common stock was below the option price of the accelerated options in all material respects, so no APB 25 charges were incurred and future potential charges are immaterial.

During December 2004, the FASB issued SFAS No.  123R which requires companies to measure and recognize compensation expense for all share-based payments at fair value.  Share-based payments include stock option grants.  The Company grants options to purchase common stock to its employees and directors under its stock option plan at prices equal to the market value of the stock on the dates the options were granted.  SFAS No.  123R is effective for the Company beginning April 1, 2006.  Early adoption of the provisions of SFAS No.  123R is encouraged, but not required.  The Company has not yet adopted this pronouncement and is currently evaluating the expected impact that the adoption of SFAS No.  123R will have on its consolidated financial position and results of operations.  The Company expects the adoption of SFAS No.  123R will have an unfavorable impact on its consolidated results of operations and net income per common share.  SFAS No.  123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current guidelines.  This requirement will reduce the Company’s net operating cash flows and increase net financing cash flows in periods after adoption.  The Company cannot estimate what those amounts will be in the future because they depend on, among other things, when employees exercise stock options.

(4)                                 Short-Term Investments

The Company’s short-term investments are intended to establish a high-quality portfolio that preserves principal, meets liquidity needs, avoids inappropriate concentrations and delivers an appropriate yield in relationship to the Company’s investment guidelines and market conditions.  Short-term investments consist of corporate and various government agency and municipal debt securities.  Management classifies the Company’s short-term investments as available-for-sale.  Available-for-sale securities are carried at fair value with unrealized gains and losses reported in stockholders’ equity.  Realized gains and losses and declines in value judged to be other than temporary, if any, are included in operations.  A decline in the market value of any available-for-sale security below cost that is deemed to be other than temporary, results in an impairment in the fair value of the investment.  The impairment is charged to earnings and a new cost basis for the security is established.  Premiums and discounts are amortized or accreted over the life of the related available-for-sale security.  Dividend and interest income are recognized when earned.  The cost of a security sold is calculated using the specific identification method.  The following is a summary of available-for-sale securities at June 30, 2005 (amounts in thousands):

	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Government agency bonds	$653,315	$—	$6,528	$646,787
Corporate preferred stock	18,615	—	35	18,580
Municipal bonds	8,300	—	—	8,300
	$680,230	$—	$6,563	$673,667

During the quarter ended June 30, 2005, the Company had gross realized losses on available-for-sale securities of eight thousand dollars.  During the quarter ending June 30, 2004, the Company did not have any gross realized gains or losses on sales of available-for-sale securities.

The amortized cost and estimated fair value of the available-for-sale securities at June 30, 2005 by maturity are shown below (amounts in thousands).  Expected maturities can differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties, and the Company views its available-for-sale securities as available for current operations.

	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale
Due in one year or less	$100,035	$—	$908	$99,127
Due after one year and through five years	555,895	—	5,655	550,240
Due after five years through ten years	—	—	—	—
Due after ten years	24,300	—	—	24,300
	$680,230	$—	$6,563	$673,667

(5)                                 Accounts Receivable

Accounts receivable consists of the following (amounts in thousands):

	June 30, 2005	March 31, 2005

Trade accounts receivable	$133,755	$116,689
Other	625	216
	134,380	116,905
Less allowance for doubtful accounts	3,766	3,817
	$130,614	$113,088

(6)                                 Inventories

The components of inventories consist of the following (amounts in thousands):

	June 30, 2005	March 31, 2005

Raw materials	$4,286	$4,852
Work in process	79,009	73,295
Finished goods	20,544	25,581
	$103,839	$103,728

Inventory impairment charges establish a new cost basis for inventory and charges are not subsequently reversed to income even if circumstances later suggest that increased carrying amounts are recoverable.

(7)           Property, Plant and Equipment

Property, plant and equipment consists of the following (amounts in thousands):

	June 30, 2005	March 31, 2005

Land	$47,212	$45,641
Building and building improvements	363,669	356,233
Machinery and equipment	955,030	938,261
Projects in process	87,285	84,846
	1,453,196	1,424,981
Less accumulated depreciation and amortization	773,073	731,679
	$680,123	$693,302

Depreciation expense attributed to property and equipment was $27.9 million in the three months ended June 30, 2005 and $29.2 million in the three months ended June 30, 2004.

(8)           Short-term Debt

The Company had short-term debt of $45.5 million as of June 30, 2005.  The short-term debt is a result of repurchase agreements that are in place with two investment brokerages used by the Company.  The short-term debt is collateralized with $47.5 million of the Company’s short-term investments.  The short-term debt had a weighted average interest rate of 3.34% as of June 30, 2005.  The Company used these borrowings to fund the activity under its stock repurchase program beginning in the second quarter of fiscal 2005.

(9)           Income Taxes

The income tax provision (benefit) that the Company recorded in the three-month period ended June 30, 2004 was impacted by special charges.  There were no special charges in the three-month period ended June 30, 2005.  The following table displays the impact that the special charges had on the income tax provision that the Company recorded in the three-month period ended June 30, 2004 (amounts in thousands):

Three Months Ended June 30, 2004

Income before income taxes	$53,603

Special charges:
Philips settlement	21,100

Total special charges	21,100
Income before taxes excluding special charges	74,703
Effective tax rate	24.0%
Income tax provision excluding effect of special charges	17,928
Tax (expense) benefit of special charges at 38.5%	8,124
Income tax provision	$9,804

The special charge incurred during the three-month period ended June 30, 2004 was associated with a settlement with Philips regarding a litigation matter.  Such charge was incurred in the U.S. and tax effected at the Company’s applicable U.S. federal and state rate of 38.5%.

(10)                          Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income and net unrealized gains (losses) on available-for-sale investments.  The components of other comprehensive income (loss) and related tax effects were as follows:

	Three Months Ended June 30,
	2005	2004

Change in unrealized gains (losses) on investments, net of tax effect of ($859) and $1,162, respectively	$4,225	$(6,493)

(11)         Net Income Per Share

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended June 30,
	2005	2004

Net income	$61,024	$43,779

Weighted average common shares outstanding	208,396	206,694

Dilutive effect of stock options	4,709	6,270

Weighted average common and potential common shares outstanding	213,105	212,964

Basic net income per common share	$0.29	$0.21

Diluted net income per common share	$0.29	$0.21

(12)                          Stock Repurchase

On April 22, 2004, the Company announced that its Board of Directors had authorized the Company to purchase up to 2.5 million shares of its common stock in the open market or in privately negotiated transactions.  As of June 30, 2005, the Company had repurchased 884,900 shares under this authorization.  As of June 30, 2005, all of the purchased shares were used to fund stock option exercises and purchases under the Company’s employee stock purchase plan.  The timing and amount of future repurchases will depend upon market conditions and corporate considerations.

(13)                          Dividends

On October 28, 2002, the Company announced that its Board of Directors had approved and instituted a quarterly cash dividend on its common stock.  A quarterly cash dividend of $0.095 per share was paid on June 3, 2005 in the aggregate amount of $19.8 million.  A quarterly cash dividend of $0.125 per share was declared on July 26, 2005 and will be paid on September 1, 2005 to shareholders of record as of August 12, 2005.  The Company expects the September 2005 payment of its quarterly cash dividend to be approximately $26.1 million.

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

We begin our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) with a summary of Microchip’s overall business strategy to give the reader an overview of the goals of our business and the overall direction of our business and products.  This is followed by a discussion of the Critical Accounting Policies and Estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results.  We then discuss our Results of Operations for the three months ended June 30, 2005 compared to the three months ended June 30, 2004.  We then provide an analysis of changes in our balance sheet and cash flows, and discuss our financial commitments in sections titled “Liquidity and Capital Resources,” “Contractual Obligations” and “Off-Balance Sheet Arrangements.”

Strategy

Our goal is to be a worldwide leader in providing specialized semiconductor products for a wide variety of embedded control applications.  Our strategic focus is on embedded control products, which include microcontrollers, high-performance linear and mixed signal devices, power management and thermal management devices, and complementary microperipheral products including interface devices, Serial EEPROMs, and our patented KEELOQsecurity devices.  We provide highly cost-effective embedded control products that also offer the advantages of small size, high performance, low voltage/low power operation and ease of development, enabling timely and cost-effective embedded control product integration by our customers.

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

Revenue Recognition — Distributors

Our distributors worldwide have broad rights to return products and price protection, so we defer revenue recognition until the distributor sells the product to their customers.  We reduce product pricing through price protection based on market conditions, competitive considerations and other factors.  Price protection is granted to third-party distributors on the inventory that they have on hand at the date the price protection is offered.  When we reduce the price of our products, it allows the distributor to claim a credit against its outstanding accounts receivable balances based on the new price of the inventory it has on hand as of the date of the price reduction.  There is no revenue impact from the price protection.  We also grant certain credits to our third-party distributors.  The credits are granted to the distributors on specially identified pieces of the distributors’ business to allow them to earn a competitive gross margin on the sale of our products to their end customers.  The credits are on a per unit basis and are not given to the distributor until they provide documentation of the sale to their end customer.  The effect of granting these credits establishes the net selling price from us to our distributors for the product and results in the net revenue recognized by us when the product is sold by the distributors to their end customers.  Upon shipment, amounts billed to distributors are included as accounts receivable, inventory is relieved, and the sale and the gross margin are deferred and are reflected as a current liability until the product is sold by the distributor to their customers.

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

Income Taxes

As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate.  This process involves estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes.  These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet.  We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income within the relevant jurisdiction and to the extent we believe that recovery is not likely, we must establish a valuation allowance.  We have not provided for a valuation allowance because we believe that it is “more likely than not” that our deferred tax assets will be recovered from future taxable income.  Should we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.  At June 30, 2005, our gross deferred tax asset was $95.9 million.

Various taxing authorities in the United States and other countries in which we do business are increasing their scrutiny of various tax structures employed by businesses.  Companies of our size and complexity are regularly audited by the taxing authorities in the jurisdictions in which they conduct significant operations.  We are currently under audit by the United States Internal Revenue Service (IRS) for our fiscal years ended March 31, 1998, 1999, 2000 and 2001.  As part of this ongoing audit, the IRS has proposed certain adjustments related to positions reflected on these returns.  The IRS has issued formal assessments for these adjustments.  We do not agree with these adjustments and intend to appeal these assessments.  We recognize liabilities for anticipated tax audit issues in the United States and other tax jurisdictions based on our estimate of whether, and the extent to which, additional tax payments are probable.  We believe that we maintain adequate tax reserves to offset any potential tax liabilities that may arise upon final resolution of the pending audit through either settlement or the appeals process with the IRS.  We were recently notified by the IRS that they will be auditing our fiscal years ended March 31, 2002, 2003 and 2004.  We believe that we maintain adequate tax reserves to offset any potential tax liabilities that may arise upon these and other audits in the United States and other countries in which we do business.  If such amounts ultimately prove to be unnecessary, the resulting reversal of such reserves would result in tax benefits being recorded in the period the reserves are no longer deemed necessary.  If such amounts ultimately prove to be less than an ultimate assessment, a future charge to expense would be recorded in the period in which the assessment is determined.

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

Property, Plant & Equipment

Property, plant and equipment are stated at cost.  Major renewals and improvements are capitalized, while maintenance and repairs are expensed when incurred.  At June 30, 2005, the carrying value of our property and equipment totaled $680.1 million, which represents 35.9% of our total assets.  This carrying value reflects the application of our property and equipment accounting policies, which incorporate estimates, assumptions and judgments relative to the useful lives of our property and equipment.  Depreciation is provided on a straight-line basis over the estimated useful lives of the related assets, which range from five to seven years on manufacturing equipment and approximately 30 years on buildings.

We began production activities at Fab 4 on October 31, 2003.  We began to depreciate the Fab 4 equipment as the assets were placed in service for production purposes.  As of June 30, 2005, all of the buildings and supporting facilities were being depreciated as well as the manufacturing equipment that had been placed in service.  All manufacturing equipment that was not being used in production activities was maintained in projects in process and is not being depreciated until it is placed into service since management believes there is no change to its utility from the present time until it is placed into productive service.  The lives to be used for depreciating this equipment at Fab 4 will be evaluated at such time as the assets are placed in service.  We do not believe that the temporary idling of such assets has impaired the estimated life or carrying values of the underlying assets.

On March 31, 2005, we changed the classification of Fab 3 from an asset held-for-sale to an asset held-for-future-use.  Fab 3 had been on the market for over two years, and we had not received any acceptable offers on the facility.  Over that period of time, our business had increased significantly and over the next several years we will need to begin planning for future wafer fabrication capacity as a larger percentage of Fab 4’s clean room capacity is utilized.  We determined that the appropriate action to take was to stop actively marketing the Fab 3 facility and hold it for our future use.  As a result of this change in classification, we had to assess the fair value of the Fab 3 asset to determine if any additional impairment charge was required upon the change in classification from “held-for-sale” to “held-for-future-use” under Statement of Financial Accounting Standards (“SFAS”) No.  144.  We performed a discounted cash flow analysis of the Fab 3 asset based on various financial projections in developing the fair value estimate given that it was the best available valuation technique for the asset.  The discounted cash flow analysis confirmed the carrying value of the Fab 3 asset at March 31, 2005 was not in excess of its fair value.  If indicators of impairment for the Fab 3 assets arise in the future, we will determine if the sum of the estimated undiscounted cash flows attributable to the assets in question are less than their carrying value.  If less, we would recognize an impairment loss on the excess of the carrying amount of the assets over their respective fair values.  We began to depreciate the Fab 3 assets in April 2005.

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

Impairment of Property, Plant and Equipment

We assess whether indicators of impairment of long-lived assets are present.  If such indicators are present, we determine whether the sum of the estimated undiscounted cash flows attributable to the assets in question is less than their carrying value.  If less, we recognize an impairment loss based on the excess of the carrying amount of the assets over their respective fair values.  Fair value is determined by discounted future cash flows, appraisals or other methods.  If the assets determined to be impaired are to be held and used, we recognize an impairment loss through a charge to our operating results to the extent the present value of anticipated net cash flows attributable to the asset are less than the asset’s carrying value.  We depreciate the carrying value over the remaining estimated useful life of the asset.  We may incur impairment losses, or additional losses on already impaired assets, in future periods if factors influencing our estimates change.

Litigation

Our current estimated range of liability related to certain pending litigation is based on the probable loss of claims for which we can estimate the amount and range of loss.  Recorded reserves were not significant at June 30, 2005.

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

Results of Operations

The following table sets forth certain operational data as a percentage of net sales for the periods indicated:

	Three Months Ended June 30,
	2005	2004

Net sales	100.0%	100.0%
Cost of sales	41.7%	42.9%
Gross profit	58.3%	57.1%
Research and development	10.7%	10.9%
Selling, general and administrative	14.2%	12.8%
Special charges	0.0%	9.9%
Operating income	33.4%	23.4%

Net Sales

We operate in one industry segment and engage primarily in the design, development, manufacture and marketing of semiconductor products.  We sell our products to distributors and original equipment manufacturers, referred to as OEMs, in a broad range of market segments, perform on-going credit evaluations of our customers and generally require no collateral.

Our net sales for the quarter ended June 30, 2005 were $218.5 million, an increase of 5.0% from the previous quarter’s sales of $208.1 million, and an increase of 2.7% from net sales of $212.8 million in the quarter ended June 30, 2004.  The increases in net sales in these periods resulted primarily from increased demand across all of our product lines.  Average selling prices for our products were down approximately 1% for the three-month period ended June 30, 2005 over the corresponding period of the previous fiscal year.  The number of units of our products sold were up approximately 3% for the three-month period ended June 30, 2005 over the corresponding period of the previous fiscal year.  The average selling prices and the unit volumes of our sales are impacted by the mix of our products sold.  Key factors in achieving the amount of net sales during the three-month period ended June 30, 2005 include:

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

Sales by product line for the three months ended June 30, 2005 and June 30, 2004 were as follows (dollars in thousands):

	Three Months Ended June 30
	(unaudited)
	2005	%	2004	%

Microcontrollers	$174,600	79.9%	$166,691	78.3%
Memory products	29,981	13.7%	30,139	14.2%
Analog and interface products	13,946	6.4%	15,945	7.5%
Total sales	$218,527	100.0%	$212,775	100.0%

Microcontrollers

Our microcontroller product line represents the largest component of our total net sales.  Microcontrollers and associated application development systems accounted for approximately 79.9% of our total net sales for the three-month period ended June 30, 2005 compared to approximately 78.3% of our total net sales for the three-month period ended June 30, 2004.

Net sales of our microcontroller products increased approximately 4.7% in the three-month period ended June 30, 2005 compared to the three-month period ended June 30, 2004.  This sales increase was primarily due to increased demand for our microcontroller products in end markets, driven principally by market share gains and those factors described on page 16 above.  The end markets that we serve include the automotive, communications, computing, consumer and industrial control markets.

Historically, average selling prices in the semiconductor industry decrease over the life of any particular product.  The overall average selling prices of our microcontroller products have remained relatively constant over time due to the proprietary nature of these products.  We have experienced, and expect to continue to experience, moderate pricing pressure in certain microcontroller product lines, primarily due to competitive conditions.  We have been able to in the past, and expect to be able to in the future, to moderate average selling price declines in our microcontroller product lines by introducing new products with more features and higher prices.  We may be unable to maintain average selling prices for our microcontroller products as a result of increased pricing pressure in the future, which would adversely affect our operating results.

Memory Products

Sales of our memory products accounted for approximately 13.7% of our total net sales for the three-month period ended June 30, 2005 compared to approximately 14.2% of our total net sales for the three-month period ended June 30, 2004.

Net sales of our memory products decreased approximately 0.5% in the three-month period ended June 30, 2005 compared to the three-month period ended June 30, 2004.  This sales decrease was driven primarily by customer demand conditions within the Serial EEPROM market, which products comprise substantially all of our memory product net sales.

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

Analog and Interface Products

Sales of our analog and interface products accounted for approximately 6.4% of our total net sales for the three-month period ended June 30, 2005 compared to approximately 7.5% of our total net sales for the three-month period ended June 30, 2004.

Net sales of our analog and interface products decreased approximately 12.5% in the three-month period ended June 30, 2005 compared to the three-month period ended June 30, 2004.  This sales decrease in our analog and interface products was driven primarily by supply and demand conditions within the analog and interface market.

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

Distribution

Distributors accounted for approximately 65% of our net sales in the three-month period ended June 30, 2005 and 66% of our net sales in the three-month period ended June 30, 2004.

Our two largest distributors together accounted for approximately 24% of our net sales in the three-month period ended June 30, 2005 and approximately 26% of our net sales in the three-month period ended June 30, 2004.

Generally, we do not have long-term agreements with our distributors and we, or our distributors, may terminate our relationships with each other with little or no advanced notice.  The loss of, or the disruption in the operations of, one or more of our distributors could reduce our future net sales in a given quarter and could result in an increase in inventory returns.

At June 30, 2005, distributors were maintaining an average of approximately 2.2 months of inventory of our products.  Over the past three fiscal years, the months of inventory maintained by our distributors have fluctuated between approximately 2.0 and 2.8 months.  Thus, inventory levels at our distributors are near the low end of the range we have experienced over the last three years.  As we recognize revenue based on sell through for all of our distributors, we do not believe that inventory holding patterns at our distributors will materially impact our net sales.

The foregoing statement regarding our belief that inventory holding patterns at our distributors will not materially impact our net sales is a forward-looking statement.  Actual results could differ materially because of the following factors, among others: the activity level in the overall economy and the uncertainty of current economic and political conditions; changes in demand for our products and the products of our customers; the level and timing at which previous design wins become actual orders and sales; inventory mix and timing of customer orders; customers’ inventory levels, order patterns and seasonality; the impact on our business and customer order patterns due to major public health concerns, such as the SARS virus; level of sell-through of our products through distribution in any particular fiscal period; disruptions in commercial activities, or international transport or delivery occasioned by terrorist activity, armed conflict, war or an unexpected increase in the price of, or decrease in the supply of, oil resulting in reduced end-user purchases relative to expectations; impact of events outside the United States, such as the business impact of fluctuating currency rates or unrest or political instability; the cyclical nature of both the semiconductor industry and the markets addressed by our products; market acceptance of our new products and those of our customers; and the financial condition of our customers.

Sales by Geography

Sales by geography for the three-month periods ended June 30, 2005 and 2004 were as follows (dollars in thousands):

	Three Months Ended June 30
	(unaudited)
	2005	%	2004	%

Americas	$62,870	28.8%	$62,124	29.2%

Europe	62,959	28.8%	60,086	28.2%

Asia	92,698	42.4%	90,565	42.6%

Total sales	$218,527	100.0%	$212,775	100.0%

Our sales to foreign customers have been predominately in Asia and Europe, which we attribute to the manufacturing strength in those areas for automotive, communications, computing, consumer and industrial control products.  Americas sales include sales to customers in the United States, Canada, Central America and South America.

Sales to foreign customers accounted for approximately 73% of our net sales in three-month period ended June 30, 2005 and in the three-month period ending June 30, 2004.  Substantially all of our foreign sales are U.S. dollar denominated.

Gross Profit

Our gross profit was $127.5 million in the three months ended June 30, 2005, and $121.5 million in the three months ended June 30, 2004.  Gross profit as a percent of sales was 58.3% in the three months ended June 30, 2005, and 57.1% in the three months ended June 30, 2004.

The most significant factors affecting our gross profit percentage in the periods covered by this report were:

•                  Improvements in capacity utilization and absorption of fixed costs which positively affected gross margin by $3.3 million in the three-month period ending June 30, 2005 over the corresponding period of the previous fiscal year; and

•                  Increases in period cost of sales related to Fab 3, our non-operational facility, which amounted to $1.4 million in the three-month period ending June 30, 2005 and $0.8 million in the three-month period ending June 30, 2004.

Other factors that impacted gross profit percentage in the periods covered by this report include:

•                  continued cost reductions in wafer fabrication and assembly and test manufacturing such as new manufacturing technologies and more efficient manufacturing techniques;

•                  varying factors impacting the average selling prices of our products;

•                  fluctuations in the product mix of microcontrollers, proprietary and non-proprietary analog products and Serial EEPROM products; and

•                  inventory write-offs and the sale of inventory that was previously written-off.

During the three-month period ended June 30, 2005, we operated at approximately 97% of our Fab 2 capacity, which favorably impacted gross margins compared to the same period of the previous fiscal year.  Our utilization of Fab 4’s total capacity is at relatively low levels although we are utilizing all of the installed equipment base.  We expect to maintain the capacity utilization at approximately the same levels at Fab 2 and Fab 4 during the second quarter of fiscal 2006.

The process technologies utilized impact our gross margins.  Fab 2 currently utilizes various manufacturing process technologies, but predominantly utilizes our 0.5 to 1.0 micron processes.  At June 30, 2005 Fab 4 predominantly utilized our 0.5 micron process technology.  We continue to transition products to more advanced process technologies to reduce future manufacturing costs.  All of our production has been on 8-inch wafers for the periods covered by this report.

Our overall inventory levels were $103.8 million at June 30, 2005 compared to $103.7 million at March 31, 2005.  We had 104 days of inventory on our balance sheet at June 30, 2005 compared to 107 days at March 31, 2005 and 91 days at June 30, 2004.

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

At June 30, 2005, approximately 71% of our assembly requirements were being performed in our Thailand facility, compared to approximately 69% as of June 30, 2004.  Third-party contractors located in Asia perform the balance of our assembly operations.  Substantially all of our test requirements were being performed in our Thailand facility as of June 30, 2005 and June 30, 2004.  We believe that the assembly and test operations performed at our Thailand facility provide us with significant cost savings when compared to third-party contractor assembly and test costs, as well as increased control over these portions of the manufacturing process.

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

Research and Development (R&D)

R&D expenses for the three months ended June 30, 2005 were $23.4 million, or 10.7% of sales, compared to $23.3 million, or 10.9% of sales, for the three months ended June 30, 2004.  We are committed to investing in new and enhanced products, including development systems software, and in our design and manufacturing process technologies.  We believe these investments are significant factors in maintaining our competitive position.  We expense all R&D costs as incurred.  R&D expenses include labor, depreciation, masks, prototype wafers, and expenses for the development of process technologies, new packages, and software to support new products and design environments.

Selling, General and Administrative

Selling, general and administrative expenses for the three months ended June 30, 2005 were $31.1 million, or 14.2% of sales, compared to $27.2 million, or 12.8% of sales, for the three months ended June 30, 2004.  Selling, general and administrative expenses include salary expenses related to field sales, marketing and administrative personnel, advertising and promotional expenditures and legal expenses.  Selling, general and administrative expenses also include costs related to our direct sales force and field applications engineers who work in sales offices worldwide to stimulate demand by assisting customers in the selection and use of our products.

Selling, general and administrative expenses increased $3.9 million, or 14.2%, for the three months ended June 30, 2005 over the same period last year.  The primary reason for the increase in selling, general and administrative expenses in this period was higher labor costs as a result of expanding our internal resources involved in the technical aspect of selling our products.

Selling, general and administrative expenses fluctuate over time, primarily due to revenue and operating expense levels.

Special Charges

In fiscal 2005 we reached an agreement with U.S. Philips Corporation and Philips Electronics North America Corp.  (together “Philips”) regarding patent license litigation between Philips and ourselves which had been ongoing since October 2001.  The agreement included dismissal of the then pending litigation and the cross-license of certain patents between Philips and Microchip.  We recorded a special charge of $21.1 million in the quarter ended June 30, 2004 associated with this matter.  As part of the settlement, we licensed certain of our patents related to 8-pin microcontrollers to Philips, and Philips licensed its patents related to I2C serial communications to us, each on fully-paid up, non-royalty bearing worldwide licenses.  The definitive agreement related to this matter was finalized and executed and the cash payment was made by us to Philips during our fiscal quarter ending September 30, 2004.

Other Income (Expense)

Interest income in the three-month period ended June 30, 2005 increased from interest income in the three-month period ended June 30, 2004 as our average invested cash balances and the average interest rates on those invested cash balances were at higher levels in the period ended June 30, 2005 compared to the same period in the last fiscal year.

Provision for Income Taxes

Provisions for income taxes reflect tax on foreign earnings and federal and state tax on U.S. earnings.  We had an effective tax rate of 24.0% for the three months ended June 30, 2005.  We had an effective tax rate of 18.3% for the three months ended June 30, 2004, impacted by the $21.1 million special charge related to the Philips settlement which was tax effected at our applicable U.S.  federal and state tax rate of 38.5%.  See Note 2 to our Condensed Consolidated Financial Statements for additional information on our effective tax rates.

At June 30, 2005, our gross deferred tax asset was $95.9 million.  Our gross deferred tax asset decreased by $9.2 million in the three months ended June 30, 2005 compared to the level at March 31, 2005, due primarily to increases in income which allowed us to utilize tax credits and changes in various temporary differences between our book and tax reporting.  At June 30, 2005, our deferred tax liability was $21.0 million.  Our gross deferred tax liability decreased by $3.6 million in the three months ended June 30, 2005 compared to the level at March 31, 2005, due primarily to changes in temporary differences in depreciation between our book and tax reporting.

Our Thailand manufacturing operations currently benefit from numerous tax holidays that have been granted to us by the Thailand government based on our investments in property, plant and equipment in Thailand.  Our tax holiday periods in Thailand expire at various times beginning in September 2006.  We do not expect the future expiration of any of our tax holiday periods in Thailand to have a material impact on our effective tax rate.  Any expiration of tax holidays are expected to be offset by other tax holidays.

The American Jobs Creation Act of 2004 (the “Jobs Act”), enacted on October 22, 2004, provides for a temporary deduction of 85% of dividends received on certain foreign earnings repatriated during a one-year period.  The deduction would result in an approximate 5.25% federal tax rate on the repatriated earnings.  To qualify for the deduction, the earnings must be reinvested in the United States pursuant to a domestic reinvestment plan established by a company’s chief executive officer and approved by the company’s board of directors.  Certain other criteria in the Jobs Act must be satisfied as well.  The maximum amount of our foreign earnings that qualify for the temporary deduction is $500 million and would need to be distributed prior to the end of fiscal 2006.

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

We are not yet in a position to determine the impact of a qualifying repatriation, should we choose to make one, on our income tax expense for fiscal 2006.  If we were to plan to repatriate the maximum amount eligible for the temporary deduction, which is $500 million, from foreign earnings which were previously indefinitely reinvested, we estimate we would incur additional tax expense in fiscal 2006 of between $26.3 million and $32.5 million.

The foregoing statements regarding the adequacy of our tax reserves to offset any potential tax liabilities that may arise upon audit, the impact of expiring tax holidays being offset by other tax holidays and favorable tax structures, the range of possible repatriation amounts and the estimated amount of additional tax expense are forward-looking statements.  Actual results could differ materially because of the following factors, among others: current and future tax laws and regulations; taxation rates in geographic regions where we have significant operations; results of any current or future audit conducted by the U.S.  Internal Revenue Service or other taxing authorities in the countries in which we do business; the level of our taxable income; whether our taxable income will be sufficient to utilize our deferred tax asset; and future guidance or regulations published with respect to the Jobs Act.

Liquidity and Capital Resources

We had $815.0 million in cash, cash equivalents and short-term investments at June 30, 2005, an increase of $80.4 million from the March 31, 2005 balance.  The increase in cash, cash equivalents and short-term investments over this time period is primarily attributable to cash generated from operating activities.

We maintain an unsecured short-term line of credit with various financial institutions in Asia totaling $5.0 million (U.S.  dollar equivalent).  There were no borrowings under the foreign line of credit as of June 30, 2005, but an allocation of approximately $0.4 million of the available line was made, relating to import guarantees associated with our business in Thailand.  There are no covenants related to the foreign line of credit.

Net cash provided from operating activities was $94.0 for the three-month period ended June 30, 2005 compared to $104.5 million for the three-month period ended June 30, 2004.  The reduction in cash flow from operations was primarily from changes in deferred income taxes, increases in accounts receivable and changes in deferred income on shipments to distributors which were offset by increases in profitability and increases in accounts payable and accrued liability balances.

During the three months ended June 30, 2005, net cash used in investing activities decreased $85.0 million, to $18.3 million, from $103.2 million for the three months ended June 30, 2004.  The decrease was due primarily to changes in our net purchases, sales and maturities of short-term investments in the three months ended June 30, 2005.

We enter into hedging transactions from time to time in an attempt to minimize our exposure to currency rate fluctuations.  The amount of the hedges outstanding at June 30, 2005 were immaterial.  Although none of the countries in which we conduct significant foreign operations have had a highly inflationary economy in the last five years, there is no assurance that inflation rates or fluctuations in foreign currency rates in countries where we conduct operations will not adversely affect our operating results in the future.

Our level of capital expenditures varies from time to time as a result of actual and anticipated business conditions.  Capital expenditures in the three months ended June 30, 2005 were $14.8 million compared to $13.5 million for the three months ended June 30, 2004.  Capital expenditures are primarily for the expansion of production capacity and the addition of research and development equipment.  We currently anticipate spending approximately $60 million during the next 12 months to invest in equipment and facilities to maintain, and selectively increase, capacity to meet our currently anticipated needs.

We expect to finance capital expenditures through our existing cash balances and cash flows from operations.  We believe that the capital expenditures anticipated to be incurred over the next 12 months will provide sufficient manufacturing capacity to meet our currently anticipated needs.

Net cash used in financing activities was $3.1 million for the three months ended June 30, 2005 compared to $19.7 million for the three months ended June 30, 2004.  Proceeds from the exercise of stock options and employee purchases under our employee stock purchase plan were $16.7 million for the three months ended June 30, 2005 and $11.4 million for the three months ended June 30, 2004.  Cash expended for the repurchase of our common stock was $22.8 million in the three months ended June 30, 2004.  We did not repurchase any of our common stock in the three months ended June 30, 2005.  We paid cash dividends to our shareholders in the three months ended June 30, 2005 of $19.8 million and $8.3 million in the three months ended June 30, 2004.

On April 22, 2004, our Board of Directors authorized the repurchase of 2.5 million shares of our common stock in the open market or in privately negotiated transactions.  As of June 30, 2005, we had repurchased 884,900 common shares under this authorization for a total of $23.3 million.  As of June 30, 2005, all of the purchased shares under the authorization were used to fund stock option exercises and purchases under our employee stock purchase plan.  The timing and amount of any future repurchases will depend upon market conditions and corporate considerations.

On October 28, 2002, we announced that our Board of Directors had approved and instituted a quarterly cash dividend on our common stock.  The initial quarterly dividend of $0.02 per share was paid on December 6, 2003 in the aggregate amount of $4.0 million.  We have continued to pay quarterly dividends and have increased the amount of such dividends on a regular basis.  A quarterly dividend of $0.095 per share was paid on June 3, 2005 in the aggregate amount of $19.8 million.  A quarterly cash dividend of $0.125 per share was declared on July 26, 2005 and will be paid on September 1, 2005 to shareholders of record as of August 12, 2005.  We expect the September 2005 cash dividend to be approximately $26.1 million.  During fiscal 2005, we paid dividends in the amount of $0.208 per share for a total dividend payment of $43.0 million.  Since the inception of our dividend program, we have paid cumulative dividends of $94.2 million.

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

The foregoing statements regarding our anticipated level of capital expenditures over the next 12 months, the nature of such expenditures, the financing and sufficiency of our capital expenditures, our belief that existing sources of liquidity will be sufficient to meet our requirements and our anticipated payment of cash dividends are forward-looking statements.  Actual results could differ materially because of the following factors, among others: changes in demand for our products and those of our customers; changes in utilization of current manufacturing capacity; unanticipated costs in continuing to ramp production at Fab 4; market acceptance of our products and of our customers’ products; the cyclical nature of the semiconductor industry and the markets addressed by our products; the availability and cost of raw materials, equipment and other supplies; actual levels of capital expenditures; the costs and outcome of any tax audit or any litigation involving intellectual property, customers or other issues; the financial condition of our customers and vendors; uninsured losses; and the economic, political and other conditions in the worldwide markets served by us.

Contractual Obligations

There have not been any material changes in our contractual obligations from what we disclosed in our Annual Report on Form 10-K for the year ended March 31, 2005.

Off-Balance Sheet Arrangements

As of June 30, 2005, we are not involved in any off-balance sheet arrangements, as defined in Item 3(a)(4)(ii) of SEC Regulation S-K.

Recently Issued Accounting Pronouncements

During December 2004, the FASB issued SFAS No.  123R which requires companies to measure and recognize compensation expense for all share-based payments at fair value.  Share-based payments include stock option grants.  We grant options to purchase common stock to our employees and directors under our stock option plan at prices equal to the market value of the stock on the dates the options were granted.  SFAS No.  123R is effective for us beginning April 1, 2006.  Early adoption of the provisions of SFAS No.  123R is encouraged, but not required.  We have not yet adopted this pronouncement and are currently evaluating the expected impact that the adoption of SFAS No.  123R will have on our consolidated financial position and results of operations.  We expect the adoption of SFAS No.  123R will have an unfavorable impact on our consolidated results of operations and net income per common share.  SFAS No.  123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current guidelines.  This requirement will reduce our net operating cash flows and increase our net financing cash flows in periods after adoption.  We cannot estimate what those amounts will be in the future because they depend on, among other things, when employees exercise stock options.

FASB Staff Position (“FSP”) No.  109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 20044” (“FSP 109-2”), provides guidance under FASB Statement No.  109, “Accounting for Income Taxes,” (“SFAS 109”) with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the “Jobs Creation Act”) on enterprises’ income tax expense and deferred tax liability.  The Jobs Creation Act was enacted on October 22, 2004.  FSP 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS 109.  As of June 30, 2005, we were in the process of evaluating whether we will repatriate any foreign earnings under the Act and, if so, the amount that we will repatriate.  However, we do not expect to be able to complete this evaluation until later in fiscal 2006.  Accordingly, as provided for in FSP 109-2, we have not adjusted our tax expense or deferred tax liability to reflect the repatriation provisions of the Jobs Creation Act.  The Jobs Creation Act also provides a deduction for income from qualified domestic production activities, to be phased in from 2005 through 2010, which is intended to replace the existing extra-territorial income exclusion for foreign sales.  In FSP 109-1, the FASB decided the deduction for qualified domestic production activities should be accounted for as a special deduction under SFAS 109, rather than as a rate reduction.  Accordingly, any benefit from the deduction will be reported in the period in which the deduction is claimed on the tax return and no adjustment to deferred taxes at June 30, 2005 is required.

In March 2004, the FASB approved the consensus reached on the Emerging Issues Task Force (EITF) Issue No.  03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“EITF 03-1”).  The Issue’s objective is to provide guidance for identifying other-than-temporarily impaired investments.  EITF 03-1 also provides new disclosure requirements for investments that are deemed to be temporarily impaired.  In September 2004, the FASB issued a FSP EITF 03-1-1 that delays the effective date of the measurement and recognition guidance in EITF 03-1 until further notice.  The disclosure requirements of EITF 03-1 were effective with our annual report for fiscal 2005.  Once the FASB reaches a final decision on the measurement and recognition provisions, we will evaluate the impact of the adoption of the accounting provisions of EITF 03-1.

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

•      competitive developments including pricing pressures

•      the level of orders that are received and can be shipped in a quarter

•      the level of sell-through of our products through distribution

•      changes or fluctuations in customer order patterns and seasonality

•                  constrained availability from other electronic suppliers impacting our customers’ ability to ship their products, which in turn may adversely impact our sales to those customers

•                  costs and outcomes of any pending or future tax audits or any litigation involving intellectual property, customers or other issues

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

Sales through distributors accounted for 65% of our net sales in fiscal 2005, and 65% of our net sales in the first quarter of fiscal 2006.  Our two largest distributors together accounted for approximately 25% of our net sales in fiscal 2005 and 24% of our net sales in the first quarter of fiscal 2006.  We do not have long-term agreements with our distributors and our distributors may terminate their relationships with us with little or no advanced notice.

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

We have in the past, are currently, and in the future may be, involved in legal proceedings or claims regarding patent infringement, intellectual property rights, contracts or other matters.  As is typical in the semiconductor industry, from time to time, we may receive letters from various industry participants alleging infringement of patents or trade secrets.  We typically respond when appropriate and as advised by legal counsel.  Any lawsuits resulting from such allegations could subject us to significant liability for damages and invalidate our proprietary rights.  We also receive notifications from customers from time to time who believe that we owe them indemnification or other obligations related to infringement claims made against the customers by third parties.  These legal proceedings and claims, whether with or without merit, could result in substantial cost to us and divert our resources.  If we are not able to resolve a claim, negotiate a settlement of a matter, obtain necessary licenses on commercially reasonable terms, and/or successfully prosecute or defend our position, we could incur uninsured liability in any one of them and our business, financial condition or results of operations could be harmed.

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

Sales to foreign customers account for a substantial portion of our net sales.  During fiscal 2005 and the first quarter of fiscal 2006, approximately 73% of our net sales were made to foreign customers.  We purchase a substantial portion of our raw materials and equipment from foreign suppliers.  In addition, we own product assembly and testing facilities located near Bangkok, Thailand.  We also use various foreign third-party contractors for a portion of our assembly and testing and for a portion of our wafer fabrication requirements.  Substantially all of our finished goods inventory is maintained in Thailand.

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

•      public health conditions

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

Changes in securities laws and related regulations in recent years have resulted in increased costs to us.

Changes in the laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act of 2002 and rules enacted in recent years by the SEC, NASDAQ and the NYSE, have resulted in significantly increased costs to us as we respond to their requirements.  In particular, complying with the internal control audit requirements of Sarbanes-Oxley Section 404 has resulted in increased internal efforts and significantly higher fees from our independent accounting firm.

Our fiscal 2005 Annual Report on Form 10-K contained a report by our management on our internal control over financial reporting including an assessment of the effectiveness of our internal control over financial reporting as of March 31, 2005.  Our fiscal 2005 Form 10-K also contained an attestation and report by our auditors with respect to our management’s assessment of the effectiveness of internal control over financial reporting under Section 404.  While these assessments and reports did not reveal any material weaknesses in our internal control over financial reporting, compliance with Section 404 is an ongoing process and will be required for each future fiscal year.  We expect that the ongoing compliance with Section 404 will continue to be both very costly and very challenging and there can be no assurance that material weaknesses with not be identified in future periods.  Any adverse results from such ongoing compliance efforts could result in a loss of investor confidence in our financial reports and have an adverse effect on our stock price.

Recent regulations related to equity compensation could adversely affect our earnings and our ability to attract and retain key personnel.

Since our inception, we have used stock options and other long-term equity incentives as a fundamental component of our employee compensation packages and have accounted for them using the intrinsic value method of APB No.  25, “Accounting for Stock Issued to Employees.”  We believe that stock options and other long-term equity incentives directly motivate our employees to maximize long-term stockholder value and, through the use of vesting, encourage employees to remain with Microchip.  In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (“SFAS”) No.  123 (revised 2004), “Share-Based Payments,” (SFAS 123R) which changed U.S.  Generally Accepted Accounting Principles in such a way to require us to record a charge to earnings for the fair value of employee stock option grants and other share based compensation beginning in the first quarter of fiscal 2007.  This regulation will negatively impact our earnings for those share based awards that vest beginning in fiscal 2007.  For example, recording a charge for employee stock options under SFAS 123 would have decreased our net income by $37.2 million in fiscal 2005 and by $4.9 million in the first quarter of fiscal 2006.  The impact on net income of SFAS 123R may differ significantly than the impact as calculated under SFAS 123.  Furthermore, adoption of SFAS 123R will require us to make certain assumptions and judgments in the valuation of stock options that we may grant in the future.  A change in any of those assumptions or judgments could change the compensation expense that is charged against our earnings and, consequently, adversely affect our results of operations.  See also Note 3 to the Condensed Consolidated Financial Statements – Share-Based Payment.

In addition, regulations implemented by NASDAQ requiring shareholder approval for all stock option plans as well as regulations implemented by the New York Stock Exchange prohibiting NYSE member organizations from giving a proxy to vote on equity-compensation plans unless the beneficial owner of the shares has given voting instructions could make it more difficult for us to grant equity-based awards to employees in the future.  To the extent that these or other new regulations make it more difficult or expensive to grant options to employees, we may incur compensation costs, productivity losses, change our equity compensation strategy or find it difficult to attract, retain and motivate employees, each of which could materially and adversely affect our business.

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

Item 3.            QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our investment portfolio, consisting of fixed income securities that we hold on an available-for-sale basis, was $797.8 million as of June 30, 2005.  This amount includes securities with original maturities that are within 90 days when acquired and are classified as cash and cash equivalents on our balance sheet.  The securities in our investment portfolio, like all fixed income instruments, are subject to interest rate and credit risk and will decline in value if market interest rates increase.  We have the ability to hold our fixed income investments until maturity and, therefore, we would not expect to recognize any material adverse impact in income or cash flows if market interest rates increase.  The following table provides information about our available-for-sale securities that are sensitive to changes in interest rates.  We have aggregated our available-for-sale securities for presentation purposes since they are all very similar in nature (dollars in thousands):

	Financial instruments mature during the fiscal year ended March 31,
	2006	2007	2008	2009	2010	Thereafter

Available-for-sale securities	$48,639	$81,688	$112,533	$195,302	$211,205	$24,300

Weighted-average yield rate	2.18%	2.74%	3.24%	3.62%	4.2%	3.21%

We have international operations and are thus subject to foreign currency rate fluctuations.  To date, our exposure related to exchange rate volatility has not been significant.  Approximately 99% of our sales are denominated in U.S.  dollars.  At times we maintain hedges of foreign currency exposure of a net investment in a foreign operation.  The amounts of the hedges outstanding as of June 30, 2005 were immaterial.  If foreign currency rates fluctuate by 15% from the rates at June 30, 2005, the effect on our financial position and results of operation would not be material.

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

Item 4.            CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, as required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Securities Exchange Act of 1934, as amended, we evaluated under the supervision of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended).  Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management.  Our disclosure controls and procedures include components of our internal control over financial reporting.  Management’s assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance because a control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system’s objectives will be met.

Changes in Internal Control over Financial Reporting

During the three months ended June 30, 2005, there was no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.            UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not repurchase any shares of our common stock under our repurchase program during the first quarter of fiscal 2006.

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

MICROCHIP TECHNOLOGY INCORPORATED

Date:	August 8, 2005	By:	/s/ Gordon W. Parnell
Gordon W. Parnell
Vice President and Chief Financial Officer
(Duly Authorized Officer, and
Principal Financial and Accounting Officer)