Form 10-Q
period 2005-09-30
MICROCHIP TECHNOLOGY INC
filed 2005-11-04
CIK 827054

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005.

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

Yes  ☒           No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).

Yes  ☐           No  ☒

Number of shares of common stock, $.001 par value, outstanding as of October 28, 2005: 210,181,097 shares.

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES

INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets - September 30, 2005 and March 31, 2005

Condensed Consolidated Statements of Income - Three and Six Months Ended September 30, 2005 and September 30, 2004

Condensed Consolidated Statements of Cash Flows - Six Months Ended September 30, 2005 and September 30, 2004

Notes to Condensed Consolidated Financial Statements

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Item 4. Controls and Procedures

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 4. Submission of Matters to a Vote of Security Holders

Item 6. Exhibits

SIGNATURES

CERTIFICATIONS

EXHIBITS

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	September 30,	March 31,
	2005	2005
	(Unaudited)	(Note 1)

ASSETS
Cash and cash equivalents	$110,080	$68,730
Short-term investments	792,410	665,874
Accounts receivable, net	120,500	113,088
Inventories	110,226	103,728
Prepaid expenses	12,357	10,828
Deferred tax assets	90,600	105,097
Other current assets	9,046	8,003
Total current assets	1,245,219	1,075,348

Property, plant and equipment, net	662,592	693,302
Goodwill	31,886	31,886
Intangible assets, net	9,766	9,289
Other assets	8,632	7,729

Total assets	$1,958,095	$1,817,554

LIABILITIES AND STOCKHOLDERS’ EQUITY

Short-term debt	$45,454	$45,454
Accounts payable	32,629	34,328
Accrued liabilities	160,547	135,153
Deferred income on shipments to distributors	88,963	91,730
Total current liabilities	327,593	306,665

Pension accrual	561	599
Deferred tax liability	17,301	24,556

Stockholders’ equity:

Preferred stock, $.001 par value; authorized 5,000,000 shares; no shares issued or outstanding.	—	—
Common stock, $.001 par value; authorized 450,000,000 shares; issued and outstanding 210,072,909 shares at September 30, 2005; issued 208,556,546 and outstanding 207,738,214 shares at March 31, 2005.	210	208
Additional paid-in capital	557,873	532,666
Retained earnings	1,064,804	984,095
Deferred stock-based compensation	(735)	—
Accumulated other comprehensive loss	(9,512)	(9,718)
Less shares of common stock held in treasury at cost; 818,332 shares at March 31, 2005.	—	(21,517)
Net stockholders’ equity	1,612,640	1,485,734

Total liabilities and stockholders’ equity	$1,958,095	$1,817,554

See accompanying notes to condensed consolidated financial statements

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2005	2004	2005	2004

Net sales	$227,298	$220,694	$445,825	$433,469
Cost of sales	92,742	94,317	183,764	185,633
Gross profit	134,556	126,377	262,061	247,836

Operating expenses:
Research and development	23,637	23,318	47,032	46,599
Selling, general and administrative	31,624	28,008	62,705	55,232
Special charge	—	—	—	21,100
	55,261	51,326	109,737	122,931

Operating income	79,295	75,051	152,324	124,905

Other income (expense):
Interest income	7,518	4,265	14,098	7,185
Interest expense	(505)	(207)	(938)	(343)
Other, net	77	421	1,198	1,386

Income before income taxes	86,385	79,530	166,682	133,133

Income tax provision	20,732	19,087	40,005	28,891

Net income	$65,653	$60,443	$126,677	$104,242

Basic net income per common share	$0.31	$0.29	$0.61	$0.50

Diluted net income per common share	$0.31	$0.29	$0.59	$0.49

Dividends declared per common share	$0.125	$0.046	$0.220	$0.086

Weighted average common shares outstanding	209,424	206,191	208,945	206,441

Weighted average common and potential common shares outstanding	214,688	211,403	214,128	212,089

See accompanying notes to condensed consolidated financial statements

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months ended September 30,
	2005	2004

Cash flows from operating activities:
Net income	$126,677	$104,242
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of fixed assets	(201)	(1,082)
Depreciation and amortization	56,021	60,841
Deferred income taxes	7,122	31,462
Stock-based compensation	85	—
Tax benefit from exercise of stock options	9,287	9,045
Changes in operating assets and liabilities:
Increase in accounts receivable	(7,412)	(11,471)
(Increase) decrease in inventory	(6,498)	4,599
(Decrease) increase in deferred income on shipments to distributors	(2,767)	16,174
Increase (decrease) in accounts payable and accrued liabilities	24,595	(26,889)
Change in other assets and liabilities	(3,848)	(1,956)

Net cash provided by operating activities	203,061	184,965

Cash flows from investing activities:
Purchases of short-term investments	(333,983)	(479,068)
Sales and maturities of short-term investments	207,773	315,347
Investment in other assets	(1,528)	—
Proceeds from sale of assets	544	1,083
Capital expenditures	(25,166)	(34,060)

Net cash used in investing activities	(152,360)	(196,698)

Cash flows from financing activities:
Payment of cash dividend	(45,967)	(17,739)
Repurchase of common stock	—	(65,122)
Proceeds from short-term borrowings	—	42,275
Proceeds from sale of common stock	36,616	22,210

Net cash used in financing activities	(9,351)	(18,376)

Net increase (decrease) in cash and cash equivalents	41,350	(30,109)

Cash and cash equivalents at beginning of period	68,730	105,334

Cash and cash equivalents at end of period	$110,080	$75,225

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  In the opinion of management, all adjustments of a normal recurring nature which are necessary for a fair presentation have been included.  Certain information and footnote disclosures normally included in audited consolidated financial statements have been condensed or omitted pursuant to such SEC rules and regulations.  It is suggested that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2005.  The results of operations for the three and six months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending March 31, 2006 or for any other period.

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

In light of recent regulatory guidance, the Company reevaluated the assumptions used to estimate the value of employee stock options granted in the first quarter of fiscal 2006, and management determined that a blend of implied volatility and historical volatility is more reflective of market conditions and a better indicator of expected volatility than using purely historical volatility.  Management continued to use this volatility assumption in the second quarter of fiscal 2006.

	Three Months Ended September 30,		Six Months Ended September 30
	2005	2004	2005	2004

Net income, as reported	$65,653	$60,443	$126,677	$104,242
Deduct: Total share-based employee compensation expense determined under fair value methods for all awards, net of related tax effects	4,395	7,819	9,337	15,265
Pro forma net income	$61,258	$52,624	$117,340	$88,977
Net income per common share:
Basic as reported	$0.31	$0.29	$0.61	$0.50
Basic, pro forma	$0.29	$0.26	$0.56	$0.43
Diluted, as reported	$0.31	$0.29	$0.59	$0.49
Diluted, pro forma	$0.29	$0.25	$0.55	$0.42

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

(4)                                 Short-Term Investments

The Company’s short-term investments are intended to establish a high-quality portfolio that preserves principal, meets liquidity needs, avoids inappropriate concentrations and delivers an appropriate yield in relationship to the Company’s investment guidelines and market conditions.  Short-term investments consist of corporate and various government agency and municipal debt securities.  Management classifies the Company’s short-term investments as available-for-sale.  Available-for-sale securities are carried at fair value with unrealized gains and losses reported in stockholders’ equity.  Realized gains and losses and declines in value judged to be other than temporary, if any, are included in operations.  A decline in the market value of any available-for-sale security below cost that is deemed to be other than temporary, results in an impairment in the fair value of the investment.  The impairment is charged to earnings and a new cost basis for the security is established.  Premiums and discounts are amortized or accreted over the life of the related available-for-sale security.  Dividend and interest income are recognized when earned.  The cost of a security sold is calculated using the specific identification method.  The following is a summary of available-for-sale securities at September 30, 2005 (amounts in thousands):

	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Government agency bonds	$766,152	$—	$11,290	$754,862
Corporate preferred stock	34,975	—	—	34,975
Municipal bonds	2,604	—	31	2,573
	$803,731	$—	$11,321	$792,410

During the three and six months ended September 30, 2005, the Company had gross realized losses on available-for-sale securities of eight thousand dollars.  During the three and six months ended September 30, 2004, the Company did not have any gross realized gains or losses on sales of available-for-sale securities.

The amortized cost and estimated fair value of the available-for-sale securities at September 30, 2005 by maturity are shown below (amounts in thousands).  Expected maturities can differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties, and the Company views its available-for-sale securities as available for current operations.

	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale
Due in one year or less	$220,861	$—	$839	$220,022
Due after one year and through five years	547,895	—	10,482	537,413
Due after five years through ten years	—	—	—	—
Due after ten years	34,975	—	—	34,975
	$803,731	$—	$11,321	$792,410

(5)                                 Accounts Receivable

Accounts receivable consists of the following (amounts in thousands):

	September 30, 2005	March 31, 2005

Trade accounts receivable	$123,825	$116,689
Other	413	216
	124,238	116,905
Less allowance for doubtful accounts	3,738	3,817
	$120,500	$113,088

(6)                                 Inventories

The components of inventories consist of the following (amounts in thousands):

	September 30, 2005	March 31, 2005

Raw materials	$3,687	$4,852
Work in process	78,233	73,295
Finished goods	28,306	25,581
	$110,226	$103,728

Inventory impairment charges establish a new cost basis for inventory and charges are not subsequently reversed to income even if circumstances later suggest that increased carrying amounts are recoverable.

(7)                                 Property, Plant and Equipment

Property, plant and equipment consists of the following (amounts in thousands):

	September 30, 2005	March 31, 2005

Land	$47,212	$45,641
Building and building improvements	364,262	356,233
Machinery and equipment	965,415	938,261
Projects in process	83,491	84,846
	1,460,380	1,424,981

Less accumulated depreciation and amortization	797,788	731,679
	$662,592	$693,302

Depreciation expense attributed to property and equipment was $55.5 million in the six months ended September 30, 2005 and $60.1 million in the six months ended September 30, 2004.

(8)                                 Short-term Debt

The Company had short-term debt of $45.5 million as of September 30, 2005.  The short-term debt is a result of repurchase agreements that are in place with two investment brokerages used by the Company.  The short-term debt is collateralized with $47.5 million of the Company’s short-term investments.  The short-term debt had a weighted average interest rate of 3.8% as of September 30, 2005.  The Company used these borrowings to fund the activity under its stock repurchase program beginning in the second quarter of fiscal 2005.

(9)                                 Income Taxes

The income tax provision that the Company recorded in the six-month period ended September 30, 2004 was impacted by a special charge.  There were no special charges in the three and six-month period ended September 30, 2005 or the three-month period ended September 30, 2004.  The following table displays the impact that the special charge had on the income tax provision that the Company recorded in the six-month period ended September 30, 2004 (amounts in thousands):

Six Months Ended September 30, 2004

Income before income taxes	$133,133

Special charge:
Philips settlement	21,100

Total special charge	21,100
Income before taxes excluding special charge	154,233
Effective tax rate	24.0%
Income tax provision excluding effect of special charge	37,015
Tax expense of special charge at 38.5%	8,124
Income tax provision	$28,891

The special charge incurred during the six-month period ended September 30, 2004 was associated with a settlement with Philips regarding a litigation matter.  Such charge was incurred in the U.S. and tax effected at the Company’s applicable U.S. federal and state rate of 38.5%.

(10)                          Comprehensive Income

Comprehensive income consists of net income and net unrealized gains (losses) on available-for-sale investments.  The components of other comprehensive income (loss) and related tax effects were as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2005	2004	2005	2004

Change in unrealized gains on investments, net of tax effect of $739, ($767), ($120) and $396, respectively	$(4,019)	$4,587	$206	$(1,906)

(11)                          Net Income Per Share

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Six Months Ended September 30,
	2005	2004	2005	2004

Net income	$65,653	$60,443	$126,677	$104,242

Weighted average common shares outstanding	209,424	206,191	208,945	206,441

Dilutive effect of stock options	5,264	5,212	5,183	5,648

Weighted average common and potential common shares outstanding	214,688	211,403	214,128	212,089

Basic net income per common share	$0.31	$0.29	$0.61	$0.50

Diluted net income per common share	$0.31	$0.29	$0.59	$0.49

(12)                          Stock Repurchase

On April 22, 2004, the Company announced that its Board of Directors had authorized the Company to purchase up to 2.5 million shares of its common stock in the open market or in privately negotiated transactions.  As of September 30, 2005, the Company had repurchased 884,900 shares under this authorization.  As of September 30, 2005, all of the purchased shares were used to fund stock option exercises and purchases under the Company’s employee stock purchase plan.  The timing and amount of future repurchases will depend upon market conditions and corporate considerations.

(13)                          Dividends

On October 28, 2002, the Company announced that its Board of Directors had approved and instituted a quarterly cash dividend on its common stock.  A quarterly cash dividend of $0.125 per share was paid on September 1, 2005 in the aggregate amount of $26.2 million.  A quarterly cash dividend of $0.16 per share was declared on October 20, 2005 and will be paid on November 18, 2005 to shareholders of record as of November 3, 2005.  The Company expects the December 2005 payment of its quarterly cash dividend to be approximately $33.6 million.

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

We begin our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) with a summary of Microchip’s overall business strategy to give the reader an overview of the goals of our business and the overall direction of our business and products.  This is followed by a discussion of the Critical Accounting Policies and Estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results.  We then discuss our Results of Operations for the three and six months ended September 30, 2005 compared to the three and six months ended September 30, 2004.  We then provide an analysis of changes in our balance sheet and cash flows, and discuss our financial commitments in sections titled “Liquidity and Capital Resources,” “Contractual Obligations” and “Off-Balance Sheet Arrangements.”

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

Our manufacturing operations include wafer fabrication and assembly and test.  The ownership of our manufacturing resources is an important component of our business strategy, enabling us to maintain a high level of manufacturing control resulting in us being one of the lowest cost producers in the embedded control industry.  By owning our wafer fabrication facilities and much of our assembly and test operations, and by employing statistical process control techniques, we have been able to achieve and maintain high production yields.  Direct control over manufacturing resources allows us to shorten our design and production cycles.  This control also allows us to capture the wafer manufacturing and a portion of the assembly and test profit margin.

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

Critical Accounting Policies and Estimates

General

Our discussion and analysis of Microchip’s financial condition and results of operations is based upon our Condensed Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  We review the accounting policies we use in reporting our financial results on a regular basis.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent liabilities.  On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, inventories, income taxes, property plant and equipment, impairment of property, plant and equipment and litigation.  We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  Results may differ from these estimates due to actual outcomes being different from those on which we based our assumptions.  We review these estimates and judgments on an ongoing basis.  We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.  We also have other policies that we consider key accounting policies, such as our policy regarding revenue recognition to OEMs; however, we do not believe these policies require us to make estimates or judgments that are as difficult or subjective as our policies described below.

Revenue Recognition — Distributors

Our distributors worldwide have broad rights to return products and price protection, so we defer revenue recognition until the distributor sells the product to their customers.  We reduce product pricing through price protection based on market conditions, competitive considerations and other factors.  Price protection is granted to distributors on the inventory that they have on hand at the date the price protection is offered.  When we reduce the price of our products, it allows the distributor to claim a credit against its outstanding accounts receivable balances based on the new price of the inventory it has on hand as of the date of the price reduction.  There is no revenue impact from the price protection.  We also grant certain credits to our distributors.  The credits are granted to the distributors on specially identified pieces of the distributors’ business to allow them to earn a competitive gross margin on the sale of our products to their end customers.  The credits are on a per unit basis and are not given to the distributor until they provide documentation of the sale to their end customer.  The effect of granting these credits establishes the net selling price from us to our distributors for the product and results in the net revenue recognized by us when the product is sold by the distributors to their end customers.  Upon shipment, amounts billed to distributors are included as accounts receivable, inventory is relieved, and the sale and the gross margin are deferred and are reflected as a current liability until the product is sold by the distributor to their customers.

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

Income Taxes

As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate.  This process involves estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes.  These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet.  We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income within the relevant jurisdiction and to the extent we believe that recovery is not likely, we must establish a valuation allowance.  We have not provided for a valuation allowance because we believe that it is more likely than not that our deferred tax assets will be recovered from future taxable income.  Should we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.  At September 30, 2005, our gross deferred tax asset was $90.6 million.

Various taxing authorities in the United States and other countries in which we do business are increasing their scrutiny of various tax structures employed by businesses.  Companies of our size and complexity are regularly audited by the taxing authorities in the jurisdictions in which they conduct significant operations.  We are currently under audit by the United States Internal Revenue Service (IRS) for our fiscal years ended March 31, 1998, 1999, 2000 and 2001.  As part of this ongoing audit, the IRS has proposed certain adjustments related to positions reflected on these returns.  The IRS has issued formal assessments for these adjustments.  We do not agree with these adjustments and intend to appeal these assessments.  We recognize liabilities for anticipated tax audit issues in the United States and other tax jurisdictions based on our estimate of whether, and the extent to which, additional tax payments are probable.  We believe that we maintain adequate tax reserves to offset any potential tax liabilities that may arise upon final resolution of the pending audit through either settlement or the appeals process with the IRS.  The IRS recently began an audit of our fiscal years ended March 31, 2002, 2003 and 2004.  We believe that we maintain adequate tax reserves to offset any potential tax liabilities that may arise upon these and other audits in the United States and other countries in which we do business.  If such amounts ultimately prove to be unnecessary, the resulting reversal of such reserves would result in tax benefits being recorded in the period the reserves are no longer deemed necessary.  If such amounts ultimately prove to be less than an ultimate assessment, a future charge to expense would be recorded in the period in which the assessment is determined.

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

Property, Plant & Equipment

Property, plant and equipment are stated at cost.  Major renewals and improvements are capitalized, while maintenance and repairs are expensed when incurred.  At September 30, 2005, the carrying value of our property and equipment totaled $662.6 million, which represents 33.8% of our total assets.  This carrying value reflects the application of our property and equipment accounting policies, which incorporate estimates, assumptions and judgments relative to the useful lives of our property and equipment.  Depreciation is provided on a straight-line basis over the estimated useful lives of the related assets, which range from five to seven years on manufacturing equipment and approximately 30 years on buildings.

We began production activities at Fab 4 on October 31, 2003.  We began to depreciate the Fab 4 equipment as the assets were placed in service for production purposes.  As of September 30, 2005, all of the buildings and supporting facilities were being depreciated as well as the manufacturing equipment that had been placed in service.  All manufacturing equipment that was not being used in production activities was maintained in projects in process and is not being depreciated until it is placed into service since management believes there is no change to its utility from the present time until it is placed into productive service.  The lives to be used for depreciating this equipment at Fab 4 will be evaluated at such time as the assets are placed in service.  We do not believe that the temporary idling of such assets has impaired the estimated life or carrying values of the underlying assets.

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

Litigation

Our current estimated range of liability related to certain pending litigation is based on the probable loss of claims for which we can estimate the amount and range of loss.  Recorded reserves were not significant at September 30, 2005.

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

Results of Operations

The following table sets forth certain operational data as a percentage of net sales for the periods indicated:

	Three Months Ended September 30,		Six Months Ended September 30,
	2005	2004	2005	2004

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	40.8%	42.7%	41.2%	42.8%
Gross profit	59.2%	57.3%	58.8%	57.2%
Research and development	10.4%	10.6%	10.5%	10.8%
Selling, general and administrative	13.9%	12.7%	14.1%	12.7%
Special charge	0.0%	0.0%	0.0%	4.9%
Operating income	34.9%	34.0%	34.2%	28.8%

Net Sales

We operate in one industry segment and engage primarily in the design, development, manufacture and marketing of semiconductor products.  We sell our products to distributors and original equipment manufacturers, referred to as OEMs, in a broad range of market segments, perform on-going credit evaluations of our customers and generally require no collateral.

Our net sales for the quarter ended September 30, 2005 were $227.3 million, an increase of 4.0% from the previous quarter’s sales of $218.5 million, and an increase of 3.0% from net sales of $220.7 million in the quarter ended September 30, 2004.  Our net sales for the six months ended September 30, 2005 were $445.8 million, an increase of 2.9%, from net sales of $433.5 million in the six months ended September 30, 2004.  The increases in net sales in these periods resulted primarily from increased demand across all of our product lines.  Average selling prices for our products were down approximately 5% and 3% for the three and six-month periods ended September 30, 2005 over the corresponding periods of the previous fiscal year.  The number of units of our products sold were up approximately 8% and 6% for the three and six-month periods ended September 30, 2005 over the corresponding period of the previous fiscal year.  The average selling prices and the unit volumes of our sales are impacted by the mix of our products sold.  Key factors in achieving the amount of net sales during the three and six-month periods ended September 30, 2005 include:

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

Sales by product line for the three and six months ended September 30, 2005 and September 30, 2004 were as follows (dollars in thousands):

	Three Months Ended September 30, (unaudited)				Six Months Ended September 30, (unaudited)
	2005	%	2004	%	2005	%	2004	%
Microcontrollers	$179,982	79.2%	$176,316	79.9%	$354,582	79.6%	$343,007	79.1%
Memory products	32,603	14.3%	29,200	13.2%	62,584	14.0%	59,339	13.7%
Analog and interface products	14,713	6.5%	15,178	6.9%	28,659	6.4%	31,123	7.2%
Total sales	$227,298	100.0%	$220,694	100.0%	$445,825	100%	$433,469	100.0%

Microcontrollers

Our microcontroller product line represents the largest component of our total net sales.  Microcontrollers and associated application development systems accounted for approximately 79.2% of our total net sales for the three-month period ended September 30, 2005 and approximately 79.6% of our total net sales for the six-month period ended September 30, 2005 compared to approximately 79.9% of our total net sales for the three-month period ended September 30, 2004 and approximately 79.1% of our total net sales for the six-month period ended September 30, 2004.

Net sales of our microcontroller products increased approximately 2.1% in the three-month period ended September 30, 2005 and 3.4% in the six-month period ended September 30, 2005 compared to the three and six-month periods ended September 30, 2004.  These sales increases were primarily due to increased demand for our microcontroller products in end markets, driven principally by market share gains and those factors described on page 16 above.  The end markets that we serve include the automotive, communications, computing, consumer and industrial control markets.

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

Memory Products

Sales of our memory products accounted for approximately 14.3% of our total net sales for the three-month period ended September 30, 2005 and 14.0% of our total net sales for the six-month period ended September 30, 2005 compared to approximately 13.2% of our total net sales for the three-month period ended September 30, 2004 and approximately 13.7% of our total net sales for the six-month period ended September 30, 2004.

Net sales of our memory products increased approximately 11.7% in the three-month period ended September 30, 2005 and approximately 5.5% in the six-month period ended September 30, 2005 compared to the three and six-month periods ended September 30, 2004.  These sales increases were driven primarily by customer demand conditions within the Serial EEPROM market, which products comprise substantially all of our memory product net sales.

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

Analog and Interface Products

Sales of our analog and interface products accounted for approximately 6.5% of our total net sales for the three-month period ended September 30, 2005 and 6.4% of our total net sales for the six-month period ended September 30, 2005 compared to approximately 6.9% of our total net sales for the three-month period ended September 30, 2004 and approximately 7.2% of our total net sales for the six-month period ended September 30, 2005.

Net sales of our analog and interface products decreased approximately 3.1% in the three-month period ended September 30, 2005 and approximately 7.9% in the six-month period ended September 30, 2005 compared to the three and six-month periods ended September 30, 2004.  These sales decreases in our analog and interface products were driven primarily by supply and demand conditions within the analog and interface market.

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

The foregoing statements regarding competitive pricing pressure in our microcontroller, Serial EEPROM and analog and interface product lines, our ability to moderate future average selling price declines in our microcontroller product lines and the proprietary portion of our analog and interface product lines increasing over time are forward-looking statements.  Actual results could differ materially because of the following factors, among others: the level of orders that are received and can be shipped in a quarter; changes in demand for our products and the products of our customers; the level and timing at which previous design wins become actual orders and sales; inventory mix and timing of customer orders; customers’ inventory levels, order patterns and seasonality; level of sell-through of our products through distribution in any particular fiscal period; our ability to ramp products into volume production; competition and competitive pressures on pricing and product availability; disruptions in commercial activities, or international transport or delivery occasioned by terrorist activity, armed conflict, war, natural disasters or an unexpected increase in the price of, or decrease in the supply of, oil resulting in reduced end-user purchases relative to expectations; impact of events outside the United States, such as the business impact of fluctuating currency rates or unrest or political instability; the cyclical nature of both the semiconductor industry and the markets addressed by our products; market acceptance of our new products and those of our customers; the financial condition of our customers; fluctuations in production yields, production efficiencies and overall capacity utilization; changes in product mix; absorption of fixed costs, labor and other fixed manufacturing costs; and general industry, economic and political conditions.

Distribution

Distributors accounted for approximately 64% of our net sales in the three-month periods ended September 30, 2005 and September 30, 2004.  Distributors accounted for approximately 65% of our net sales in the six-month periods ended September 30, 2005 and September 30, 2004.

Our two largest distributors together accounted for approximately 24% of our net sales in the three and six-month periods ended September 30, 2005.  Our two largest distributors together accounted for approximately 24% of our net sales in the three-month period ended September 30, 2004 and approximately 25% of our net sales in the six-month period ended September 30, 2004.

Generally, we do not have long-term agreements with our distributors and we, or our distributors, may terminate our relationships with each other with little or no advanced notice.  The loss of, or the disruption in the operations of, one or more of our distributors could reduce our future net sales in a given quarter and could result in an increase in inventory returns.

At September 30, 2005, distributors were maintaining an average of approximately 2.0 months of inventory of our products.  Over the past three fiscal years, the months of inventory maintained by our distributors have fluctuated between approximately 2.0 and 2.8 months.  Thus, inventory levels at our distributors are at the low end of the range we have experienced over the last three years.  As we recognize revenue based on sell through for all of our distributors, we do not believe that inventory holding patterns at our distributors will materially impact our net sales.

The foregoing statement regarding our belief that inventory holding patterns at our distributors will not materially impact our net sales is a forward-looking statement.  Actual results could differ materially because of the following factors, among others: the activity level in the overall economy and the uncertainty of current economic and political conditions; changes in demand for our products and the products of our customers; the level and timing at which previous design wins become actual orders and sales; inventory mix and timing of customer orders; customers’ inventory levels, order patterns and seasonality; the impact on our business and customer order patterns due to major public health concerns, such as the SARS virus; level of sell-through of our products through distribution in any particular fiscal period; disruptions in commercial activities, or international transport or delivery occasioned by terrorist activity, armed conflict, war, natural disasters or an unexpected increase in the price of, or decrease in the supply of, oil resulting in reduced end-user purchases relative to expectations; impact of events outside the United States, such as the business impact of fluctuating currency rates or unrest or political instability; the cyclical nature of both the semiconductor industry and the markets addressed by our products; market acceptance of our new products and those of our customers; and the financial condition of our customers.

Sales by Geography

Sales by geography for the three and six-month periods ended September 30, 2005 and 2004 were as follows (dollars in thousands):

	Three Months Ended September 30, (unaudited)				Six Months Ended September 30, (unaudited)
	2005	%	2004	%	2005	%	2004	%

Americas	$65,072	28.6%	$63,968	29.0%	$127,942	28.7%	$126,092	29.1%

Europe	61,229	27.0%	59,532	27.0%	124,188	27.9%	119,618	27.6%

Asia	100,997	44.4%	97,194	44.0%	193,695	43.4%	187,759	43.3%

Total sales	$227,298	100.0%	$220,694	100.0%	$445,825	100.0%	$433,469	100.0%

Our sales to foreign customers have been predominately in Asia and Europe, which we attribute to the manufacturing strength in those areas for automotive, communications, computing, consumer and industrial control products.  Americas sales include sales to customers in the United States, Canada, Central America and South America.

Sales to foreign customers accounted for approximately 73% of our net sales in three and six-month periods ended September 30, 2005.  Sales to foreign customers accounted for approximately 74% of our net sales in the three-month period ended September 30, 2004 and approximately 73% of our net sales in the six-month period ended September 30, 2004.  Substantially all of our foreign sales are U.S. dollar denominated.

Gross Profit

Our gross profit was $134.6 million in the three months ended September 30, 2005, and $126.4 million in the three months ended September 30, 2004.  Our gross profit was $262.1 million in the six months ended September 30, 2005, and $247.8 million in the six months ended September 30, 2004.  Gross profit as a percent of sales was 59.2% in the three months ended September 30, 2005, and 57.3% in the three months ended September 30, 2004.  Gross profit as a percent of sales was 58.8% in the six months ended September 30, 2005, and 57.2% in the six months ended September 30, 2004.

The most significant factors affecting our gross profit percentage in the periods covered by this report were:

•                  improvements in capacity utilization and absorption of fixed costs which positively affected gross margin by $5.0 million and $8.3 million in the three and six-month periods ending September 30, 2005 over the corresponding periods of the previous fiscal year; and

•                  increases in period cost of sales related to Fab 3, our non-operational facility, which amounted to $1.4 million and $2.8 million in the three and six-month periods ending September 30, 2005 and $0.8 million and $1.6 million in the three and six-month periods ending September 30, 2004.

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

During the three-month period ended September 30, 2005, we operated at approximately 98% of our Fab 2 capacity, which favorably impacted gross margins compared to the same period of the previous fiscal year.  Our utilization of Fab 4’s total capacity is at relatively low levels although we are utilizing all of the installed equipment base.  We expect to maintain the capacity utilization at approximately the same levels at Fab 2 and Fab 4 during the third quarter of fiscal 2006.

The process technologies utilized impact our gross margins.  Fab 2 currently utilizes various manufacturing process technologies, but predominantly utilizes our 0.5 to 1.0 micron processes.  At September 30, 2005, Fab 4 predominantly utilized our 0.5 micron process technology.  We continue to transition products to more advanced process technologies to reduce future manufacturing costs.  All of our production has been on 8-inch wafers for the periods covered by this report.

Our overall inventory levels were $110.2 million at September 30, 2005 compared to $103.7 million at March 31, 2005.  We had 108 days of inventory on our balance sheet at September 30, 2005 compared to 107 days at March 31, 2005 and 87 days at September 30, 2004.

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

The foregoing statements relating to our expectation to maintain the current level of capacity utilization at Fab 2 and Fab 4 during the third quarter of fiscal 2006, our transition to more advanced process technologies to reduce future manufacturing costs and the fluctuation of gross margins over time are forward-looking statements.  Actual results could differ materially because of the following factors, among others: changes in demand for our products and the products of our customers; fluctuations in production yields, production efficiencies and overall capacity utilization; absorption of fixed costs, labor and other direct manufacturing costs; competition and competitive pressure on pricing; disruptions in commercial activities, or international transport or delivery occasioned by terrorist activity, armed conflict, war, natural disasters or an unexpected increase in the price of, or decrease in the supply of, oil resulting in reduced end-user purchases relative to expectations; impact of events outside the United States, such as the business impact of fluctuating currency rates or unrest or political instability; our ability to increase manufacturing capacity as needed; cost and availability of raw materials; changes in product mix; and other general industry, economic and political conditions.

At September 30, 2005, approximately 67% of our assembly requirements were being performed in our Thailand facility, compared to approximately 69% as of September 30, 2004.  Third-party contractors located in Asia perform the balance of our assembly operations.  Substantially all of our test requirements were being performed in our Thailand facility as of September 30, 2005 and September 30, 2004.  We believe that the assembly and test operations performed at our Thailand facility provide us with significant cost savings when compared to third-party contractor assembly and test costs, as well as increased control over these portions of the manufacturing process.

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

Research and Development (R&D)

R&D expenses for the three months ended September 30, 2005 were $23.6 million, or 10.4% of sales, compared to $23.3 million, or 10.6% of sales, for the three months ended September 30, 2004.  R&D expenses for the six months ended September 30, 2005 were $47.0 million, or 10.5% of sales, compared to $46.6 million, or 10.8% of sales for the six months ended September 30, 2004.  We are committed to investing in new and enhanced products, including development systems software, and in our design and manufacturing process technologies.  We believe these investments are significant factors in maintaining our competitive position.  We expense all R&D costs as incurred.  R&D expenses include labor, depreciation, masks, prototype wafers, and expenses for the development of process technologies, new packages, and software to support new products and design environments.

Selling, General and Administrative

Selling, general and administrative expenses for the three months ended September 30, 2005 were $31.6 million, or 13.9% of sales, compared to $28.0 million, or 12.7% of sales, for the three months ended September 30, 2004.  Selling, general and administrative expenses for the six months ended September 30, 2005 were $62.7 million, or 14.1% of sales, compared to $55.2 million, or 12.7% of sales, for the six months ended September 30, 2004.  Selling, general and administrative expenses include salary expenses related to field sales, marketing and administrative personnel, advertising and promotional expenditures and legal expenses.  Selling, general and administrative expenses also include costs related to our direct sales force and field applications engineers who work in sales offices worldwide to stimulate demand by assisting customers in the selection and use of our products.

Selling, general and administrative expenses increased $3.6 million, or 12.9%, for the three months ended September 30, 2005 over the same period last year.  Selling, general and administrative expenses increased $7.5 million, or 13.5%, for the six months ended September 30, 2005 over the same period last year.  The primary reason for the increase in selling, general and administrative expenses in these periods was higher labor costs as a result of expanding our internal resources involved in the technical aspect of selling our products.

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

Other Income (Expense)

Interest income in the three and six-month periods ended September 30, 2005 increased from interest income in the three and six-month periods ended September 30, 2004 as our average invested cash balances and the average interest rates on those invested cash balances were at higher levels in the periods ended September 30, 2005 compared to the same periods in the last fiscal year.

Provision for Income Taxes

Provisions for income taxes reflect tax on foreign earnings and federal and state tax on U.S. earnings.  We had an effective tax rate of 24.0% for the six months ended September 30, 2005.  We had an effective tax rate of 21.7% for the six months ended September 30, 2004, including the tax effects from the $21.1 million special charge related to the Philips settlement which was tax effected at our applicable U.S. federal and state tax rate of 38.5%.  See Note 9 to our Condensed Consolidated Financial Statements for additional information on our effective tax rates.

At September 30, 2005, our gross deferred tax asset was $90.6 million.  Our gross deferred tax asset decreased by $14.5 million in the six months ended September 30, 2005 compared to the level at March 31, 2005, due primarily to increases in income which allowed us to utilize tax credits and changes in various temporary differences between our book and tax reporting.  At September 30, 2005, our deferred tax liability was $17.3 million.  Our gross deferred tax liability decreased by $7.3 million in the six months ended September 30, 2005 compared to the level at March 31, 2005, due primarily to changes in temporary differences in depreciation between our book and tax reporting.

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

We are not yet in a position to determine the impact of a qualifying repatriation, should we choose to make one, on our income tax expense for fiscal 2006.  If we were to plan to repatriate the maximum amount eligible for the temporary deduction, which is $500 million, from foreign earnings which were previously indefinitely reinvested, we estimate we would incur additional tax expense in fiscal 2006 of approximately $34.3 million.

The foregoing statements regarding the adequacy of our tax reserves to offset any potential tax liabilities that may arise upon audit, the impact of expiring tax holidays being offset by other tax holidays, the range of possible repatriation amounts and the estimated amount of additional tax expense are forward-looking statements.  Actual results could differ materially because of the following factors, among others: current and future tax laws and regulations; taxation rates in geographic regions where we have significant operations; results of any current or future audit conducted by the U.S. Internal Revenue Service or other taxing authorities in the countries in which we do business; the level of our taxable income; whether our taxable income will be sufficient to utilize our deferred tax asset; and future guidance or regulations published with respect to the Jobs Act.

Liquidity and Capital Resources

We had $902.5 million in cash, cash equivalents and short-term investments at September 30, 2005, an increase of $167.9 million from the March 31, 2005 balance.  The increase in cash, cash equivalents and short-term investments over this time period is primarily attributable to cash generated from operating activities.

We maintain an unsecured short-term line of credit with various financial institutions in Asia totaling $5.0 million (U.S. dollar equivalent).  There were no borrowings under the foreign line of credit as of September 30, 2005, but an allocation of approximately $0.4 million of the available line was made, relating to import guarantees associated with our business in Thailand.  There are no covenants related to the foreign line of credit.

Net cash provided from operating activities was $203.1 for the six-month period ended September 30, 2005 compared to $185.0 million for the six-month period ended September 30, 2004.  The increase in cash flow from operations was primarily from increases in profitability and increases in accounts payable and accrued liability balances, which were offset by changes in deferred income taxes, increases in inventory and changes in deferred income on shipments to distributors.

During the six months ended September 30, 2005, net cash used in investing activities decreased $44.3 million, to $152.4 million, from $196.7 million for the six months ended September 30, 2004.  The decrease was due primarily to changes in our net purchases, sales and maturities of short-term investments and decreases in capital expenditures in the six months ended September 30, 2005.

We enter into hedging transactions from time to time in an attempt to minimize our exposure to currency rate fluctuations.  The amount of the hedges outstanding at September 30, 2005 were immaterial.  Although none of the countries in which we conduct significant foreign operations have had a highly inflationary economy in the last five years, there is no assurance that inflation rates or fluctuations in foreign currency rates in countries where we conduct operations will not adversely affect our operating results in the future.

Our level of capital expenditures varies from time to time as a result of actual and anticipated business conditions.  Capital expenditures in the six months ended September 30, 2005 were $25.2 million compared to $34.1 million for the six months ended September 30, 2004.  Capital expenditures are primarily for the expansion of production capacity and the addition of research and development equipment.  We currently anticipate spending approximately $70 million during the next 12 months to invest in equipment and facilities to maintain, and selectively increase, capacity to meet our currently anticipated needs.

We expect to finance capital expenditures through our existing cash balances and cash flows from operations.  We believe that the capital expenditures anticipated to be incurred over the next 12 months will provide sufficient manufacturing capacity to meet our currently anticipated needs.

Net cash used in financing activities was $9.4 million for the six months ended September 30, 2005 compared to $18.4 million for the six months ended September 30, 2004.  Proceeds from the exercise of stock options and employee purchases under our employee stock purchase plan were $36.6 million for the six months ended September 30, 2005 and $22.2 million for the six months ended September 30, 2004.  Cash expended for the repurchase of our common stock was $65.1 million in the six months ended June 30, 2004.  We did not repurchase any of our common stock in the six months ended September 30, 2005.  We paid cash dividends to our shareholders in the six months ended September 30, 2005 of $46.0 million and $17.7 million in the six months ended September 30, 2004.  Proceeds from short-term borrowings were $42.3 million in the six months ended September 30, 2004.

On April 22, 2004, our Board of Directors authorized the repurchase of 2.5 million shares of our common stock in the open market or in privately negotiated transactions.  As of September 30, 2005, we had repurchased 884,900 common shares under this authorization for a total of $23.3 million.  As of September 30, 2005, all of the purchased shares under the authorization were used to fund stock option exercises and purchases under our employee stock purchase plan.  The timing and amount of any future repurchases will depend upon market conditions and corporate considerations.

On October 28, 2002, we announced that our Board of Directors had approved and instituted a quarterly cash dividend on our common stock.  The initial quarterly dividend of $0.02 per share was paid on December 6, 2003 in the aggregate amount of $4.0 million.  We have continued to pay quarterly dividends and have increased the amount of such dividends on a regular basis.  A quarterly dividend of $0.125 per share was paid on September 1, 2005 in the aggregate amount of $26.2 million.  A quarterly dividend of $0.16 per share was declared on October 20, 2005 and will be paid on November 18, 2005 to shareholders of record as of November 3, 2005.  We expect the December 2005 cash dividend to be approximately $33.6 million.  During fiscal 2005, we paid dividends in the amount of $0.208 per share for a total dividend payment of $43.0 million.  Since the inception of our dividend program, we have paid cumulative dividends of $120.4 million.

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

Off-Balance Sheet Arrangements

As of September 30, 2005, we are not involved in any off-balance sheet arrangements, as defined in Item 3(a)(4)(ii) of SEC Regulation S-K.

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

FASB Staff Position (“FSP”) No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP 109-2”), provides guidance under FASB Statement No. 109, “Accounting for Income Taxes,” (“SFAS 109”) with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the “Jobs Creation Act”) on enterprises’ income tax expense and deferred tax liability.  The Jobs Creation Act was enacted on October 22, 2004.  FSP 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS 109.  As of September 30, 2005, we were in the process of evaluating whether we will repatriate any foreign earnings under the Act and, if so, the amount that we will repatriate.  However, we do not expect to be able to complete this evaluation until later in fiscal 2006.  Accordingly, as provided for in FSP 109-2, we have not adjusted our tax expense or deferred tax liability to reflect the repatriation provisions of the Jobs Creation Act.  The Jobs Creation Act also provides a deduction for income from qualified domestic production activities, to be phased in from 2005 through 2010, which is intended to replace the existing extra-territorial income exclusion for foreign sales.  In FSP 109-1, the FASB decided the deduction for qualified domestic production activities should be accounted for as a special deduction under SFAS 109, rather than as a rate reduction.  Accordingly, any benefit from the deduction will be reported in the period in which the deduction is claimed on the tax return and no adjustment to deferred taxes at September 30, 2005 is required.

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

•                  disruptions in our business, our vendors’ businesses or our customers’ businesses due to terrorist activity, armed conflict, war, natural disasters, worldwide oil prices and supply, public health concerns or disruptions in the transportation system

•                  property damage or other losses which are not covered by insurance, and

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

Sales through distributors accounted for 65% of our net sales in fiscal 2005 and the first six months of fiscal 2006.  Our two largest distributors together accounted for approximately 25% of our net sales in fiscal 2005 and 24% of our net sales in the first six months of fiscal 2006.  We do not have long-term agreements with our distributors and our distributors may terminate their relationships with us with little or no advanced notice.

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

Sales to foreign customers account for a substantial portion of our net sales.  During fiscal 2005 and the first six months of fiscal 2006, approximately 73% of our net sales were made to foreign customers.  We purchase a substantial portion of our raw materials and equipment from foreign suppliers.  In addition, we own product assembly and testing facilities located near Bangkok, Thailand.  We also use various foreign third-party contractors for a portion of our assembly and testing and for a portion of our wafer fabrication requirements.  Substantially all of our finished goods inventory is maintained in Thailand.

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

Our fiscal 2005 Annual Report on Form 10-K contained a report by our management on our internal control over financial reporting including an assessment of the effectiveness of our internal control over financial reporting as of March 31, 2005.  Our fiscal 2005 Form 10-K also contained an attestation and report by our auditors with respect to our management’s assessment of the effectiveness of internal control over financial reporting under Section 404.  While these assessments and reports did not reveal any material weaknesses in our internal control over financial reporting, compliance with Section 404 is an ongoing process and will be required for each future fiscal year.  We expect that the ongoing compliance with Section 404 will continue to be both very costly and very challenging and there can be no assurance that material weaknesses will be identified in future periods.  Any adverse results from such ongoing compliance efforts could result in a loss of investor confidence in our financial reports and have an adverse effect on our stock price.

Recent regulations related to equity compensation could adversely affect our earnings and our ability to attract and retain key personnel.

Since our inception, we have used stock options and other long-term equity incentives as a fundamental component of our employee compensation packages and have accounted for them using the intrinsic value method of APB No. 25, “Accounting for Stock Issued to Employees.”  We believe that stock options and other long-term equity incentives directly motivate our employees to maximize long-term stockholder value and, through the use of vesting, encourage employees to remain with Microchip.  In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123 (SFAS 123) (revised 2004), “Share-Based Payments” (SFAS 123R), which changed U.S. Generally Accepted Accounting Principles in such a way to require us to record a charge to earnings for the fair value of employee stock option grants and other share based compensation beginning in the first quarter of fiscal 2007.  This regulation will negatively impact our earnings for those share based awards that vest beginning in fiscal 2007.  For example, recording a charge for employee stock options under SFAS 123 would have decreased our net income by $37.2 million in fiscal 2005 and by $9.3 million in the first six months of fiscal 2006.  The impact on net income of SFAS 123R may differ significantly than the impact as calculated under SFAS 123.  Furthermore, adoption of SFAS 123R will require us to make certain assumptions and judgments in the valuation of stock options that we may grant in the future.  A change in any of those assumptions or judgments could change the compensation expense that is charged against our earnings and, consequently, adversely affect our results of operations.  See also Note 3 to the Condensed Consolidated Financial Statements – Share-Based Payment.

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

Item 3.           Quantitative and Qualitative Disclosures About Market Risk

Our investment portfolio, consisting of fixed income securities that we hold on an available-for-sale basis, was $896.1 million as of September 30, 2005.  This amount includes securities with original maturities that are within 90 days when acquired and are classified as cash and cash equivalents on our balance sheet.  The securities in our investment portfolio, like all fixed income instruments, are subject to interest rate and credit risk and will decline in value if market interest rates increase.  We have the ability to hold our fixed income investments until maturity and, therefore, we would not expect to recognize any material adverse impact in income or cash flows if market interest rates increase.  The following table provides information about our available-for-sale securities that are sensitive to changes in interest rates.  We have aggregated our available-for-sale securities for presentation purposes since they are all very similar in nature (dollars in thousands):

	Financial instruments mature during the fiscal year ended March 31,
	2006	2007	2008	2009	2010	Thereafter

Available-for-sale securities	$169,508	$81,554	$103,928	$193,293	$209,152	$34,975

Weighted-average yield rate	3.28%	2.74%	3.17%	3.62%	4.20%	3.76%

We have international operations and are thus subject to foreign currency rate fluctuations.  To date, our exposure related to exchange rate volatility has not been significant.  Approximately 99% of our sales are denominated in U.S. dollars.  At times we maintain hedges of foreign currency exposure of a net investment in a foreign operation.  There were no foreign currency hedges outstanding as of September 30, 2005.  If foreign currency rates fluctuate by 15% from the rates at September 30, 2005, the effect on our financial position and results of operation would not be material.

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

Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2005, there was no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

We did not repurchase any shares of our common stock under our repurchase program during the second quarter of fiscal 2006.

Item 4.           Submission of Matters to a Vote of Security Holders

(a)          We held our Annual Meeting of Stockholders on August 15, 2005.

(b)         Steve Sanghi, Albert J. Hugo-Martinez, L.B. Day, Matthew W. Chapman and Wade F. Meyercord were elected as directors at the Annual Meeting.

(c)          The results of the vote on the matters voted upon at the Annual Meeting were as follows:

(1)                                  Election of Directors:

Director	For	Withheld/Abstain
Steve Sanghi	189,111,133	4,357,604
Albert J. Hugo-Martinez	189,670,299	3,798,438
L.B. Day	179,590,409	13,878,328
Matthew W. Chapman	192,685,457	783,280
Wade F. Meyercord	192,577,123	891,614

(2)                                  Approval of the ratification of the appointment of Ernst & Young LLP as the independent registered public accounting firm of Microchip for the fiscal year ending March 31, 2006:

For	Against	Withheld/Abstain	Broker Non-Votes
192,811,980	596,287	60,470	-0-

The foregoing matters are described in more detail in our definitive proxy statement dated July 11, 2005.

Item 6.           Exhibits

Exhibit 31	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MICROCHIP TECHNOLOGY INCORPORATED

Date:	November 4, 2005	By:	/s/ Gordon W. Parnell
Gordon W. Parnell
Vice President and Chief Financial Officer
(Duly Authorized Officer, and
Principal Financial and Accounting Officer)