Form 10-Q
period 2005-12-31
MICROCHIP TECHNOLOGY INC
filed 2006-02-09
CIK 827054

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2005.

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

Yes  ☒   No  ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐   No  ☒

Number of shares of common stock, $.001 par value, outstanding as of January 27, 2006: 213,054,261 shares.

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES

INDEX

		Page

PART I.	FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets - December 31, 2005 and March 31, 2005		3

Condensed Consolidated Statements of Income - Three and Nine Months Ended December 31, 2005 and December 31, 2004		4

Condensed Consolidated Statements of Cash Flows - Nine Months Ended December 31, 2005 and December 31, 2004		5

Notes to Condensed Consolidated Financial Statements		6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations		12

Item 3. Quantitative and Qualitative Disclosures About Market Risk		27

Item 4. Controls and Procedures		28

PART II.	OTHER INFORMATION

Item 1. Legal Proceedings		28

Item 1A. Risk Factors		28

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds		35

Item 6. Exhibits		35

SIGNATURES		36

CERTIFICATIONS

EXHIBITS

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	December 31,	March 31,
	2005	2005
	(Unaudited)	(Note 1)
ASSETS
Cash and cash equivalents	$157,452	$68,730
Short-term investments	834,898	665,874
Accounts receivable, net	111,975	113,088
Inventories	114,639	103,728
Prepaid expenses	11,879	10,828
Deferred tax assets	62,714	105,097
Other current assets	8,629	8,003
Total current assets	1,302,186	1,075,348

Property, plant and equipment, net	653,560	693,302
Goodwill	31,886	31,886
Intangible assets, net	9,441	9,289
Other assets	9,397	7,729

Total assets	$2,006,470	$1,817,554

LIABILITIES AND STOCKHOLDERS’ EQUITY
Short-term debt	$45,454	$45,454
Accounts payable	36,356	34,328
Accrued liabilities	171,272	135,153
Deferred income on shipments to distributors	84,673	91,730
Total current liabilities	337,755	306,665

Pension accrual	552	599
Deferred tax liability	19,032	24,556

Stockholders’ equity:

Preferred stock, $.001 par value; authorized 5,000,000 shares; no shares issued or outstanding.	—	—
Common stock, $.001 par value; authorized 450,000,000 shares; issued and outstanding 211,708,256 shares at December 31, 2005; issued 208,556,546 and outstanding 207,738,214 shares at March 31, 2005.	212	208
Additional paid-in capital	592,305	532,666
Retained earnings	1,071,281	984,095
Deferred stock-based compensation	(3,049)	—
Accumulated other comprehensive loss	(11,618)	(9,718)
Less shares of common stock held in treasury at cost; 818,332 shares at March 31, 2005.	—	(21,517)
Net stockholders’ equity	1,649,131	1,485,734

Total liabilities and stockholders’ equity	$2,006,470	$1,817,554

See accompanying notes to condensed consolidated financial statements

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2005	2004	2005	2004

Net sales	$234,896	$205,384	$680,721	$638,853
Cost of sales	94,626	88,596	278,390	274,229
Gross profit	140,270	116,788	402,331	364,624

Operating expenses:
Research and development	23,377	23,110	70,409	69,709
Selling, general and administrative	32,305	28,056	95,010	83,288
Special charge	—	—	—	21,100
	55,682	51,166	165,419	174,097

Operating income	84,588	65,622	236,912	190,527

Other income (expense):
Interest income	8,668	4,912	22,766	12,097
Interest expense	(559)	(271)	(1,497)	(614)
Other, net	374	(342)	1,572	1,044

Income before income taxes	93,071	69,921	259,753	203,054

Income tax provision	52,947	16,781	92,952	45,672

Net income	$40,124	$53,140	$166,801	$157,382

Basic net income per common share	$0.19	$0.26	$0.80	$0.76

Diluted net income per common share	$0.19	$0.25	$0.78	$0.74

Dividends declared per common share	$0.160	$0.052	$0.380	$0.138

Weighted average common shares outstanding	210,836	206,706	209,556	206,530

Weighted average common and potential common shares outstanding	215,667	211,727	214,293	211,795

See accompanying notes to condensed consolidated financial statements

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months ended December 31,
	2005	2004

Cash flows from operating activities:
Net income	$166,801	$157,382
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of fixed assets	(476)	(1,082)
Depreciation and amortization	83,106	91,365
Deferred income taxes	37,139	34,531
Stock-based compensation	276	—
Tax benefit realized from stock options plans	17,651	14,411
Changes in operating assets and liabilities:
Decrease in accounts receivable	1,113	3,778
Increase in inventories	(10,911)	(3,246)
(Decrease) increase in deferred income on shipments to distributors	(7,057)	10,432
Increase (decrease) in accounts payable and accrued liabilities	39,147	(9,863)
Change in other assets and liabilities	(3,730)	(2,260)

Net cash provided by operating activities	323,059	295,448

Cash flows from investing activities:
Purchases of short-term investments	(531,852)	(721,879)
Sales and maturities of short-term investments	360,648	466,577
Investment in other assets	(1,704)	—
Proceeds from sale of assets	819	1,141
Capital expenditures	(42,817)	(55,326)

Net cash used in investing activities	(214,906)	(309,487)

Cash flows from financing activities:
Payment of cash dividend	(79,612)	(28,491)
Repurchase of common stock	(3,320)	(67,073)
Proceeds from short-term borrowings	—	44,252
Proceeds from sale of common stock	63,501	36,200

Net cash used in financing activities	(19,431)	(15,112)

Net increase (decrease) in cash and cash equivalents	88,722	(29,151)

Cash and cash equivalents at beginning of period	68,730	105,334

Cash and cash equivalents at end of period	$157,452	$76,183

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  In the opinion of management, all adjustments of a normal recurring nature which are necessary for a fair presentation have been included.  Certain information and footnote disclosures normally included in audited consolidated financial statements have been condensed or omitted pursuant to such SEC rules and regulations.  It is suggested that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2005.  The results of operations for the three and nine months ended December 31, 2005 are not necessarily indicative of the results that may be expected for the year ending March 31, 2006 or for any other period.

(2)           Recently Issued Accounting Pronouncements

In November 2005, the Financial Accounting Standards Board issued FSP FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP 115-1”), which provides guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other-than-temporary, and on measuring such impairment loss.  FSP 115-1 also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments.  FSP 115-1 is required to be applied to reporting periods beginning after December 15, 2005 and is required to be adopted by the Company in the fourth quarter of fiscal 2006. The Company is currently evaluating the effect that the adoption of FSP 115-1 will have on its consolidated results of operations and financial condition but does not expect it to have a material impact on its results of operations or financial condition.

(3)           Settlement with U.S. Philips Corporation

In July, 2004, the Company reached an agreement with U.S. Philips Corporation and Philips Electronics North America Corp. (together “Philips”) regarding patent license litigation with Philips which was ongoing from October 2001.  The agreement included dismissal of the then pending litigation and the cross-license of certain patents between Philips and the Company.  The Company recorded a special charge of $21.1 million in the quarter ended June 30, 2004 associated with this matter.  Pursuant to this cross-license, the Company licensed certain of its patents related to 8-pin microcontrollers to Philips, and Philips licensed its patents related to I2C serial communications to the Company, each on fully-paid up, non-royalty bearing worldwide licenses.  The Company finalized and executed the definitive settlement agreement related to this matter and made the cash payment to Philips during the quarter ended September 30, 2004.

(4)           Share-Based Payment

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

The Company has granted a limited number of restricted stock units (RSUs) to its employees.  The intrinsic value of the RSUs is being recorded as compensation expense over the vesting period of the RSUs.  There is $3.0 million of deferred stock-based compensation on the Company’s balance sheet at December 31, 2005 representing the future stock compensation expense to be recorded over the remaining vesting period of the outstanding RSUs. The Company has decided to use RSUs as its primary long-term equity incentive compensation instrument in the future.

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

In light of recent regulatory guidance, the Company refined the assumptions used to estimate the value of employee stock options granted in the first quarter of fiscal 2006, and management determined that a blend of implied volatility and historical volatility is more reflective of market conditions and a better indicator of expected volatility than using purely historical volatility.  Management continues to use this volatility assumption through the third quarter of fiscal 2006.

	Three Months Ended December 31,		Nine Months Ended December 31,
	2005	2004	2005	2004

Net income, as reported	$40,124	$53,140	$166,801	$157,382
Deduct: Additional share-based employee compensation expense determined under the fair value method for all awards, net of related tax effects	3,432	7,407	12,769	22,473
Pro forma net income	$46,692	$45,733	$154,032	$134,909
Net income per common share:
Basic as reported	$0.19	$0.26	$0.80	$0.76
Basic, pro forma	$0.17	$0.22	$0.74	$0.65
Diluted, as reported	$0.19	$0.25	$0.78	$0.74
Diluted, pro forma	$0.17	$0.22	$0.72	$0.64

During December 2004, the FASB issued SFAS No. 123R which requires companies to measure and recognize compensation expense for all share-based payments at fair value.  Share-based payments include stock option grants.  The Company grants options to purchase common stock to its employees and directors under its stock option plan at prices equal to the market value of the stock on the dates the options are granted.  SFAS No. 123R is effective for the Company beginning April 1, 2006.  Early adoption of the provisions of SFAS No. 123R is encouraged, but not required.  The Company has not yet adopted this pronouncement and is currently evaluating the expected impact that the adoption of SFAS No. 123R will have on its consolidated financial position and results of operations.  The Company expects the adoption of SFAS No. 123R will have an unfavorable impact on its consolidated results of operations and net income per common share.  SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current guidelines.  This requirement will reduce the Company’s net operating cash flows and increase net financing cash flows in periods after adoption.  The Company cannot estimate what those amounts will be in the future because they depend on, among other things, the form of equity compensation, the number of grants and when employees exercise stock options.

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

(5)           Short-Term Investments

The Company’s short-term investments are intended to establish a high-quality portfolio that preserves principal, meets liquidity needs, avoids inappropriate concentrations and delivers an appropriate yield in relationship to the Company’s investment guidelines and market conditions.  Short-term investments consist of corporate and various government agency and municipal debt securities.  Management classifies the Company’s short-term investments as available-for-sale.  Available-for-sale securities are carried at fair value with unrealized gains and losses reported in stockholders’ equity.  Realized gains and losses and declines in value judged to be other than temporary, if any, are included in operations.  A decline in the market value of any available-for-sale security below cost that is deemed to be other than temporary, results in an impairment in the fair value of the investment.  The impairment is charged to earnings and a new cost basis for the security is established.  Premiums and discounts are amortized or accreted over the life of the related available-for-sale security.  Dividend and interest income are recognized when earned.  The cost of a security sold is calculated using the specific identification method.  The following is a summary of available-for-sale securities at December 31, 2005 (amounts in thousands):

	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Government agency bonds	$764,457	$—	$13,807	$750,650
Corporate bonds	81,675	—	—	81,675
Municipal bonds	2,594	—	21	2,573
	$848,726	$—	$13,828	$834,898

During the three and nine months ended December 31, 2005, the Company had gross realized losses on available-for-sale securities of eight thousand dollars.  During the three and nine months ended December 31, 2004, the Company did not have any gross realized gains or losses on sales of available-for-sale securities.

The amortized cost and estimated fair value of the available-for-sale securities at December 31, 2005 by maturity are shown below (amounts in thousands).  Expected maturities can differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties, and the Company views its available-for-sale securities as available for current operations.

	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale
Due in one year or less	$213,152	$—	$635	$212,517
Due after one year and through five years	553,899	—	13,193	540,706
Due after five years through ten years	—	—	—	—
Due after ten years	81,675	—	—	81,675
	$848,726	$—	$13,828	$834,898

(6)           Accounts Receivable

Accounts receivable consists of the following (amounts in thousands):

	December 31, 2005	March 31, 2005

Trade accounts receivable	$115,651	$116,689
Other	89	216
	115,740	116,905
Less allowance for doubtful accounts	3,765	3,817
	$111,975	$113,088

(7)           Inventories

The components of inventories consist of the following (amounts in thousands):

	December 31, 2005	March 31, 2005

Raw materials	$3,483	$4,852
Work in process	84,292	73,295
Finished goods	26,864	25,581
	$114,639	$103,728

Inventory impairment charges establish a new cost basis for inventory and charges are not subsequently reversed to income even if circumstances later suggest that increased carrying amounts are recoverable.

(8)           Property, Plant and Equipment

Property, plant and equipment consists of the following (amounts in thousands):

	December 31, 2005	March 31, 2005

Land	$47,212	$45,641
Building and building improvements	365,306	356,233
Machinery and equipment	982,636	938,261
Projects in process	79,035	84,846
	1,474,189	1,424,981
Less accumulated depreciation and amortization	820,629	731,679
	$653,560	$693,302

Depreciation expense attributed to property and equipment was $82.2 million in the nine months ended December 31, 2005 and $90.3 million in the nine months ended December 31, 2004.

(9)           Short-term Debt

The Company had short-term debt of $45.5 million as of December 31, 2005.  The short-term debt is a result of repurchase agreements that are in place with two investment brokerages used by the Company.  The short-term debt is collateralized with $47.5 million of the Company’s short-term investments.  The short-term debt had a weighted average interest rate of 4.3% as of December 31, 2005.  The Company used these borrowings to fund the activity under its stock repurchase program in the second and fourth quarters of fiscal 2005.

(10)         Income Taxes

The American Jobs Creation Act

The American Jobs Creation Act of 2004 (the “Jobs Act”) creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85% dividends-received deduction for certain dividends from controlled foreign corporations.  On February 4, 2006, the Company decided to take advantage of this temporary incentive and intends to repatriate the maximum permitted amount of $500 million in foreign earnings pursuant to the Jobs Act.  The Company recorded additional tax expense in the quarter ended December 31, 2005 of $30.6 million related to this decision to repatriate foreign earnings.  This repatriation increased the Company’s effective tax rate for the quarter ended December 31, 2005 from 24% to 56.9%.  The repatriation will be effected by the payment of a dividend by the a controlled foreign corporation to the Company.  The declaration and payment of such dividend is expected to made in the fourth quarter of fiscal 2006.  Additionally, the Company plans to pursue a ruling from a government taxing authority which could reduce the tax expense from the repatriation by up to approximately $6.0 million.  If a favorable ruling is received on this matter, the Company would reduce its tax expense in the period the ruling was received.  The submission for the tax ruling will be done prior to any dividend declaration being made for the repatriation from the Company’s foreign subsidiaries.  The Company intends to have the remainder of its foreign earnings continue to be permanently invested offshore.  The following table displays the impact the repatriation has on the income tax provision for the three and nine-month periods ended December 31, 2005 (amounts in thousands):

	Three Months Ended December 31, 2005	Nine Months Ended December 31, 2005

Income before income taxes	$93,071	$259,753
Income tax provision excluding repatriation	22,337	62,342
Effective tax rate excluding repatriation	24.0%	24.0%

Income tax expense on repatriation	30,610	30,610
Income tax provision including repatriation	$52,947	$92,952
Effective tax rate including repatriation	56.9%	35.8%

Special Charges

The income tax provision that the Company recorded in the nine-month period ended December 31, 2004 was impacted by a special charge.  There were no special charges in the three and nine-month period ended December 31, 2005 or the three-month period ended December 31, 2004.  The following table displays the impact that the special charge had on the income tax provision that the Company recorded in the nine-month period ended December 31, 2004 (amounts in thousands):

Nine Months Ended December 31, 2004

Income before income taxes	$203,054

Special charge:
Philips settlement	21,100

Income before taxes excluding special charge	224,154
Effective tax rate	24.0%
Income tax provision excluding effect of special charge	53,796
Tax expense of special charge at 38.5%	8,124
Income tax provision	$45,672

The special charge incurred during the nine-month period ended December 31, 2004 was associated with a settlement with Philips regarding a litigation matter.  Such charge was incurred in the U.S. and tax effected at the Company’s applicable U.S. federal and state rate of 38.5%.

(11)         Comprehensive Income

Comprehensive income consists of net income and net unrealized gains (losses) on available-for-sale investments.  The components of other comprehensive income (loss) and related tax effects were as follows (amounts in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2005	2004	2005	2004

Change in unrealized losses on investments, net of tax effect of $400, $387, $280 and $783, respectively	$(2,107)	$(2,223)	$(1,900)	$(4,129)

(12)         Net Income Per Share

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2005	2004	2005	2004

Net income	$40,124	$53,140	$166,801	$157,382

Weighted average common shares outstanding	210,836	206,706	209,556	206,530

Dilutive effect of stock options	4,831	5,021	4,737	5,265

Weighted average common and potential common shares outstanding	215,667	211,727	214,293	211,795

Basic net income per common share	$0.19	$0.26	$0.80	$0.76

Diluted net income per common share	$0.19	$0.25	$0.78	$0.74

(13)         Stock Repurchase

On April 22, 2004, the Company announced that its Board of Directors had authorized the Company to purchase up to 2.5 million shares of its common stock in the open market or in privately negotiated transactions.  As of December 31, 2005, the Company had repurchased 1,004,834 shares under this authorization.  During the three and nine months ended December 31, 2005, the Company purchased 119,934 shares for $3.3 million.  As of December 31, 2005, all of the purchased shares were used to fund stock option exercises and purchases under the Company’s employee stock purchase plan.  The timing and amount of future repurchases will depend upon market conditions and corporate considerations.

(14)         Dividends

On October 28, 2002, the Company announced that its Board of Directors had approved and instituted a quarterly cash dividend on its common stock.  A quarterly cash dividend of $0.16 per share was paid on November 18, 2005 in the aggregate amount of $33.6 million.  A quarterly cash dividend of $0.19 per share was declared on January 19, 2006 and will be paid on February 16, 2006 to shareholders of record as of February 2, 2006.  The Company expects the February 2006 payment of its quarterly cash dividend to be approximately $40.0 million.

Item 2.            Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations contains certain forward-looking statements that involve risks and uncertainties, including statements regarding our strategy, financial performance and revenue sources.  We use words such as “anticipate,” “believe,” “plan,” “expect,” “future,” “intend” and similar expressions to identify forward-looking statements.  Our actual results could differ materially from the results anticipated in these forward-looking statements as a result of certain factors including those set forth below and under “Risk Factors,” beginning at page 28.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  You should not place undue reliance on these forward-looking statements.  We disclaim any obligation to update information contained in any forward-looking statement.

We begin our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) with a summary of Microchip’s overall business strategy to give the reader an overview of the goals of our business and the overall direction of our business and products.  This is followed by a discussion of the Critical Accounting Policies and Estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results.  We then discuss our Results of Operations for the three and nine months ended December 31, 2005 compared to the three and nine months ended December 31, 2004.  We then provide an analysis of changes in our balance sheet and cash flows, and discuss our financial commitments in sections titled “Liquidity and Capital Resources,” “Contractual Obligations” and “Off-Balance Sheet Arrangements.”

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

Income Taxes

As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate.  This process involves estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes.  These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet.  We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income within the relevant jurisdiction and to the extent we believe that recovery is not likely, we must establish a valuation allowance.  We have not provided for a valuation allowance because we believe that it is more likely than not that our deferred tax assets will be recovered from future taxable income.  Should we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.  At December 31, 2005, our gross deferred tax asset was $62.7 million.

Various taxing authorities in the United States and other countries in which we do business are increasing their scrutiny of various tax structures employed by businesses.  Companies of our size and complexity are regularly audited by the taxing authorities in the jurisdictions in which they conduct significant operations.  We are currently under audit by the United States Internal Revenue Service (IRS) for our fiscal years ended March 31, 1998, 1999, 2000 and 2001.  As part of this ongoing audit, the IRS has proposed certain adjustments related to positions reflected on these returns.  The IRS has issued formal assessments for these adjustments.  We do not agree with these adjustments and are appealing these assessments.  We recognize liabilities for anticipated tax audit issues in the United States and other tax jurisdictions based on our estimate of whether, and the extent to which, additional tax payments are probable.  We believe that we maintain adequate tax reserves to offset any potential tax liabilities that may arise upon final resolution of the pending audit through either settlement or the appeals process with the IRS.  The IRS recently began an audit of our fiscal years ended March 31, 2002, 2003 and 2004.  We believe that we maintain adequate tax reserves to offset any potential tax liabilities that may arise upon these and other audits in the United States and other countries in which we do business.  If such amounts ultimately prove to be unnecessary, the resulting reversal of such reserves would result in tax benefits being recorded in the period the reserves are no longer deemed necessary.  If such amounts ultimately prove to be less than an ultimate assessment, a future charge to expense would be recorded in the period in which the assessment is determined.

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

Property, Plant & Equipment

Property, plant and equipment are stated at cost.  Major renewals and improvements are capitalized, while maintenance and repairs are expensed when incurred.  At December 31, 2005, the carrying value of our property and equipment totaled $653.6 million, which represents 32.6% of our total assets.  This carrying value reflects the application of our property and equipment accounting policies, which incorporate estimates, assumptions and judgments relative to the useful lives of our property and equipment.  Depreciation is provided on a straight-line basis over the estimated useful lives of the related assets, which range from five to seven years on manufacturing equipment and approximately 30 years on buildings.

We began production activities at Fab 4 on October 31, 2003.  We began to depreciate the Fab 4 equipment as the assets were placed in service for production purposes.  As of December 31, 2005, all of the buildings and supporting facilities were being depreciated as well as the manufacturing equipment that had been placed in service.  All manufacturing equipment that was not being used in production activities was maintained in projects in process and is not being depreciated until it is placed into service since management believes there is no change to its utility from the present time until it is placed into productive service.  The lives to be used for depreciating this equipment at Fab 4 will be evaluated at such time as the assets are placed in service.  We do not believe that the temporary idling of such assets has impaired the estimated life or carrying values of the underlying assets.

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

Litigation

Our current estimated range of liability related to certain pending litigation is based on the probable loss of claims for which we can estimate the amount and range of loss.  Recorded reserves were not significant at December 31, 2005.

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

Results of Operations

The following table sets forth certain operational data as a percentage of net sales for the periods indicated:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2005	2004	2005	2004

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	40.3%	43.1%	40.9%	42.9%
Gross profit	59.7%	56.9%	59.1%	57.1%
Research and development	10.0%	11.2%	10.3%	10.9%
Selling, general and administrative	13.7%	13.7%	14.0%	13.1%
Special charge	0.0%	0.0%	0.0%	3.3%
Operating income	36.0%	32.0%	34.8%	29.8%

Net Sales

We operate in one industry segment and engage primarily in the design, development, manufacture and marketing of semiconductor products.  We sell our products to distributors and original equipment manufacturers, referred to as OEMs, in a broad range of market segments, perform on-going credit evaluations of our customers and generally require no collateral.

Our net sales for the quarter ended December 31, 2005 were $234.9 million, an increase of 3.3% from the previous quarter’s sales of $227.3 million, and an increase of 14.4% from net sales of $205.4 million in the quarter ended December 31, 2004.  Our net sales for the nine months ended December 31, 2005 were $680.7 million, an increase of 6.6%, from net sales of $638.9 million in the nine months ended December 31, 2004.  The increases in net sales in these periods resulted primarily from increased demand across all of our product lines.  Average selling prices for our products were down approximately 6% and 4% for the three and nine-month periods ended December 31, 2005 over the corresponding periods of the previous fiscal year.  The number of units of our products sold were up approximately 22% and 11% for the three and nine-month periods ended December 31, 2005 over the corresponding periods of the previous fiscal year.  The average selling prices and the unit volumes of our sales are impacted by the mix of our products sold.  Key factors in achieving the amount of net sales during the three and nine-month periods ended December 31, 2005 include:

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

Sales by product line for the three and nine months ended December 31, 2005 and December 31, 2004 were as follows (dollars in thousands):

	Three Months Ended December 31,				Nine Months Ended December 31,
	(unaudited)				(unaudited)
	2005	%	2004	%	2005	%	2004	%

Microcontrollers	$186,235	79.3%	$166,061	80.9%	$540,817	79.4%	$509,068	79.7%
Memory products	31,323	13.3%	26,902	13.1%	93,907	13.8%	86,241	13.5%
Analog and interface products	17,338	7.4%	12,421	6.0%	45,997	6.8%	43,544	6.8%
Total sales	$234,896	100.0%	$205,384	100.0%	$680,721	100%	$638,853	100.0%

Microcontrollers

Our microcontroller product line represents the largest component of our total net sales.  Microcontrollers and associated application development systems accounted for approximately 79.3% of our total net sales for the three-month period ended December 31, 2005 and approximately 79.4% of our total net sales for the nine-month period ended December 31, 2005 compared to approximately 80.9% of our total net sales for the three-month period ended December 31, 2004 and approximately 79.7% of our total net sales for the nine-month period ended December 31, 2004.

Net sales of our microcontroller products increased approximately 12.1% in the three-month period ended December 31, 2005 and 6.2% in the nine-month period ended December 31, 2005 compared to the three and nine-month periods ended December 31, 2004.  These sales increases were primarily due to increased demand for our microcontroller products in end markets, driven principally by market share gains and those factors described on page 17 above.  The end markets that we serve include the automotive, communications, computing, consumer and industrial control markets.

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

Memory Products

Sales of our memory products accounted for approximately 13.3% of our total net sales for the three-month period ended December 31, 2005 and 13.8% of our total net sales for the nine-month period ended December 31, 2005 compared to approximately 13.1% of our total net sales for the three-month period ended December 31, 2004 and approximately 13.5% of our total net sales for the nine-month period ended December 31, 2004.

Net sales of our memory products increased approximately 16.7% in the three-month period ended December 31, 2005 and approximately 9.0% in the nine-month period ended December 31, 2005 compared to the three and nine-month periods ended December 31, 2004.  These sales increases were driven primarily by customer demand conditions within the Serial EEPROM market, which products comprise substantially all of our memory product net sales.

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

Analog and Interface Products

Sales of our analog and interface products accounted for approximately 7.4% of our total net sales for the three-month period ended December 31, 2005 and 6.8% of our total net sales for the nine-month period ended December 31, 2005 compared to approximately 6.0% of our total net sales for the three-month period ended December 31, 2004 and approximately 6.8% of our total net sales for the nine-month period ended December 31, 2004.

Net sales of our analog and interface products increased approximately 39.5% in the three-month period ended December 31, 2005 and approximately 5.6% in the nine-month period ended December 31, 2005 compared to the three and nine-month periods ended December 31, 2004.  These sales increases in our analog and interface products were driven primarily by supply and demand conditions within the analog and interface market.

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

Distribution

Distributors accounted for approximately 64% of our net sales in the three-month period ended December 31, 2005 and approximately 66% of our net sales in the three-month period ended December 31, 2004.  Distributors accounted for approximately 64% of our net sales in the nine-month period ended December 31, 2005 and approximately 65% of our net sales in the nine-month period ended December 31, 2004.

Our two largest distributors together accounted for approximately 23% of our net sales in the three-month period ended December 31, 2005 and approximately 24% of our net sales in the nine-month period ended December 31, 2005.  Our two largest distributors together accounted for approximately 25% of our net sales in the three and nine-month periods ended December 31, 2004.

Generally, we do not have long-term agreements with our distributors and we, or our distributors, may terminate our relationships with each other with little or no advanced notice.  The loss of, or the disruption in the operations of, one or more of our distributors could reduce our future net sales in a given quarter and could result in an increase in inventory returns.

At December 31, 2005, distributors were maintaining an average of approximately 2.0 months of inventory of our products.  Over the past three fiscal years, the months of inventory maintained by our distributors have fluctuated between approximately 2.0 and 2.8 months.  Thus, inventory levels at our distributors are at the low end of the range we have experienced over the last three years.  As we recognize revenue based on sell through for all of our distributors, we do not believe that inventory holding patterns at our distributors will materially impact our net sales.

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

Sales by Geography

Sales by geography for the three and nine-month periods ended December 31, 2005 and 2004 were as follows (dollars in thousands):

	Three Months Ended December 31,				Nine Months Ended December 31,
	(unaudited)				(unaudited)
	2005	%	2004	%	2005	%	2004	%

Americas	$66,143	28.2%	$59,723	29.1%	$194,085	28.5%	$185,815	29.1%

Europe	60,105	25.6%	52,859	25.7%	184,293	27.1%	172,477	27.0%

Asia	108,648	46.2%	92,802	45.2%	302,343	44.4%	280,561	43.9%

Total sales	$234,896	100.0%	$205,384	100.0%	$680,721	100.0%	$638,853	100.0%

Our sales to foreign customers have been predominately in Asia and Europe, which we attribute to the manufacturing strength in those areas for automotive, communications, computing, consumer and industrial control products.  Americas sales include sales to customers in the United States, Canada, Central America and South America.

Sales to foreign customers accounted for approximately 74% of our net sales in three-month period ended December 31, 2005 and approximately 73% of our net sales in the nine-month period ended December 31, 2005.  Sales to foreign customers accounted for approximately 73% of our net sales in the three and nine-month periods ended December 31, 2004.  Substantially all of our foreign sales are U.S. dollar denominated.

Gross Profit

Our gross profit was $140.3 million in the three months ended December 31, 2005, and $116.8 million in the three months ended December 31, 2004.  Our gross profit was $402.3 million in the nine months ended December 31, 2005, and $364.6 million in the nine months ended December 31, 2004.  Gross profit as a percent of sales was 59.7% in the three months ended December 31, 2005, and 56.9% in the three months ended December 31, 2004.  Gross profit as a percent of sales was 59.1% in the nine months ended December 31, 2005, and 57.1% in the nine months ended December 31, 2004.

The most significant factors affecting our gross profit percentage in the periods covered by this report were:

•      improvements in capacity utilization and absorption of fixed costs which positively affected gross margin by $7.3 million and $15.6 million in the three and nine-month periods ending December 31, 2005 over the corresponding periods of the previous fiscal year; and

•      increases in period cost of sales related to depreciation beginning in April 2005 on Fab 3, our non-operational facility, which amounted to $1.4 million and $4.2 million in the three and nine-month periods ending December 31, 2005 and $0.8 million and $2.4 million in the three and nine-month periods ending December 31, 2004.

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

During the three-month period ended December 31, 2005, we operated at approximately 98% of our Fab 2 capacity, which favorably impacted gross margins compared to the same period of the previous fiscal year.  Our utilization of Fab 4’s total capacity is at relatively low levels although we are utilizing all of the installed equipment base.  We expect to maintain the capacity utilization at approximately the same levels at Fab 2 and Fab 4 during the fourth quarter of fiscal 2006.

The process technologies utilized impact our gross margins.  Fab 2 currently utilizes various manufacturing process technologies, but predominantly utilizes our 0.5 to 1.0 micron processes.  At December 31, 2005, Fab 4 predominantly utilized our 0.5 micron process technology.  We continue to transition products to more advanced process technologies to reduce future manufacturing costs.  All of our production has been on 8-inch wafers for the periods covered by this report.

Our overall inventory levels were $114.6 million at December 31, 2005 compared to $103.7 million at March 31, 2005.  We had 111 days of inventory on our balance sheet at December 31, 2005 compared to 107 days at March 31, 2005 and 101 days at December 31, 2004.

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

The foregoing statements relating to our expectation to maintain the current level of capacity utilization at Fab 2 and Fab 4 during the fourth quarter of fiscal 2006, our transition to more advanced process technologies to reduce future manufacturing costs and the fluctuation of gross margins over time are forward-looking statements.  Actual results could differ materially because of the following factors, among others: changes in demand for our products and the products of our customers; fluctuations in production yields, production efficiencies and overall capacity utilization; absorption of fixed costs, labor and other direct manufacturing costs; competition and competitive pressure on pricing; disruptions in commercial activities, or international transport or delivery occasioned by terrorist activity, armed conflict, war, natural disasters or an unexpected increase in the price of, or decrease in the supply of, oil resulting in reduced end-user purchases relative to expectations; impact of events outside the United States, such as the business impact of fluctuating currency rates or unrest or political instability; our ability to increase manufacturing capacity as needed; cost and availability of raw materials; changes in product mix; and other general industry, economic and political conditions.

At December 31, 2005, approximately 62% of our assembly requirements were being performed in our Thailand facility, compared to approximately 68% as of December 31, 2004.  Third-party contractors located in Asia perform the balance of our assembly operations.  Substantially all of our test requirements were being performed in our Thailand facility as of December 31, 2005 and December 31, 2004.  We believe that the assembly and test operations performed at our Thailand facility provide us with significant cost savings when compared to third-party contractor assembly and test costs, as well as increased control over these portions of the manufacturing process.

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

Research and Development (R&D)

R&D expenses for the three months ended December 31, 2005 were $23.4 million, or 10.0% of sales, compared to $23.1 million, or 11.2% of sales, for the three months ended December 31, 2004.  R&D expenses for the nine months ended December 31, 2005 were $70.4 million, or 10.3% of sales, compared to $69.7 million, or

10.9% of sales for the nine months ended December 31, 2004.  We are committed to investing in new and enhanced products, including development systems software, and in our design and manufacturing process technologies.  We believe these investments are significant factors in maintaining our competitive position.  We expense all R&D costs as incurred.  R&D expenses include labor, depreciation, masks, prototype wafers, and expenses for the development of process technologies, new packages, and software to support new products and design environments.

Selling, General and Administrative

Selling, general and administrative expenses for the three months ended December 31, 2005 were $32.3 million, or 13.7% of sales, compared to $28.1 million, or 13.7% of sales, for the three months ended December 31, 2004.  Selling, general and administrative expenses for the nine months ended December 31, 2005 were $95.0 million, or 14.0% of sales, compared to $83.3 million, or 13.1% of sales, for the nine months ended December 31, 2004.  Selling, general and administrative expenses include salary expenses related to field sales, marketing and administrative personnel, advertising and promotional expenditures and legal expenses.  Selling, general and administrative expenses also include costs related to our direct sales force and field applications engineers who work in sales offices worldwide to stimulate demand by assisting customers in the selection and use of our products.

Selling, general and administrative expenses increased $4.2 million, or 15.1%, for the three months ended December 31, 2005 over the same period last year.  Selling, general and administrative expenses increased $11.7 million, or 14.1%, for the nine months ended December 31, 2005 over the same period last year.  The primary reasons for the increases in selling, general and administrative expenses in these periods was higher labor costs as a result of expanding our internal resources involved in the technical aspect of selling our products.

Selling, general and administrative expenses fluctuate over time, primarily due to revenue and operating expense levels.

Special Charges

In fiscal 2005 we reached an agreement with U.S. Philips Corporation and Philips Electronics North America Corp.  (together “Philips”) regarding patent license litigation between Philips and ourselves which had been ongoing since October 2001.  The agreement included dismissal of the then pending litigation and the cross-license of certain patents between Philips and Microchip.  We recorded a special charge of $21.1 million in the quarter ended June 30, 2004 associated with this matter.  As part of the settlement, we licensed certain of our patents related to 8-pin microcontrollers to Philips, and Philips licensed its patents related to I2C serial communications to us, each on fully-paid up, non-royalty bearing worldwide licenses.  The definitive agreement related to this matter was finalized and executed and the cash payment was made by us to Philips during our fiscal quarter ending December 31, 2004.

Other Income (Expense)

Interest income in the three and nine-month periods ended December 31, 2005 increased from interest income in the three and nine-month periods ended December 31, 2004 as our average invested cash balances and the average interest rates on those invested cash balances were at higher levels in the periods ended December 31, 2005 compared to the same periods in the last fiscal year.

Provision for Income Taxes

Provisions for income taxes reflect tax on foreign earnings and federal and state tax on U.S. earnings.  We had an effective tax rate of 35.8% for the nine months ended December 31, 2005, including a $30.6 million tax expense related to a $500 million repatriation under the American Jobs Creation Act (the “Jobs Act”) in the third quarter of fiscal 2006.  The Jobs Act, enacted on October 22, 2004, provides for a temporary deduction of 85% of dividends received on certain foreign earnings repatriated during a one-year period.  The maximum amount of foreign earnings that qualify for the temporary deduction is $500 million and would need to be distributed prior to the end of fiscal 2006.  On February 4, 2006, the Company decided to take advantage of this temporary incentive and intends to repatriate the maximum permitted amount of $500 million in foreign earnings pursuant to the Jobs Act.   The repatriation will be effected by the payment of a dividend by a controlled foreign corporation to the Company.  The declaration and payment of such dividend is expected to made in the fourth quarter of fiscal 2006.  Additionally, we plan to pursue a ruling from a government taxing authority which could reduce the tax expense from the repatriation by up to approximately $6.0 million.  If a favorable ruling is received on this matter, we would reduce our tax expense in the period the ruling is received.  The submission for the tax ruling will be done prior to any dividend declaration being made for the repatriation from our foreign subsidiaries. This action represents a change in our intended use of the foreign earnings being repatriated to no longer be considered permanently invested offshore.  Management intends to have the remainder of our foreign earnings continue to be permanently invested offshore.  We had an effective tax rate of 22.5% for the nine months ended December 31, 2004, including the tax effects from the $21.1 million special charge related to the Philips settlement which was tax effected at our applicable U.S. federal and state tax rate of 38.5%.  See Note 10 to our Condensed Consolidated Financial Statements for additional information on our effective tax rates.

At December 31, 2005, our gross deferred tax asset was $62.7 million.  Our gross deferred tax asset decreased by $42.4 million in the nine months ended December 31, 2005 compared to the level at March 31, 2005, due primarily to increases in income, the repatriation under the Jobs Act, which allowed us to utilize tax credits, and changes in various temporary differences between our book and tax reporting.  At December 31, 2005, our deferred tax liability was $19.0 million.  Our gross deferred tax liability decreased by $5.5 million in the nine months ended December 31, 2005 compared to the level at March 31, 2005, due primarily to changes in temporary differences in depreciation between our book and tax reporting.

Our Thailand manufacturing operations currently benefit from numerous tax holidays that have been granted to us by the Thailand government based on our investments in property, plant and equipment in Thailand.  Our tax holiday periods in Thailand expire at various times beginning in September 2006.  We do not expect the future expiration of any of our tax holiday periods in Thailand to have a material impact on our effective tax rate.  Any expiration of tax holidays are expected to have a minimal impact on our overall tax expense due to other tax holidays and an increase in income in other taxing jurisdictions with lower statutory rates.

The foregoing statements regarding the expected timing of the dividend declaration and payment; pursuing a ruling from a taxing authority, the possible up to $6.0 million in reduced tax expense, our intent to have the remainder of our foreign earnings invested offshore and the impact of expiring tax holidays being offset by other tax holidays are forward-looking statements.  Actual results could differ materially because of the following factors, among others: actual cash flows generated from and used in the operation of our business; the outcome of the ruling from the taxing authority; actual or projected levels of capital expenditures; our balance of cash and cash equivalents; general economic, industry or political conditions in the United States or internationally; current and future tax laws and regulations; taxation rates in geographic regions where we have significant operations; results of any current or future audit conducted by the U.S. Internal Revenue Service or other taxing authorities in the countries in which we do business; the level of our taxable income; and whether our taxable income will be sufficient to utilize our deferred tax asset.

Liquidity and Capital Resources

We had $992.4 million in cash, cash equivalents and short-term investments at December 31, 2005, an increase of $257.7 million from the March 31, 2005 balance.  The increase in cash, cash equivalents and short-term investments over this time period is primarily attributable to cash generated from operating activities.

We maintain an unsecured short-term line of credit with various financial institutions in Asia totaling $5.0 million (U.S. dollar equivalent).  There were no borrowings under the foreign line of credit as of December 31, 2005, but an allocation of approximately $0.7 million of the available line was made, relating to import guarantees associated with our business in Thailand.  There are no covenants related to the foreign line of credit.

Net cash provided from operating activities was $323.1 million for the nine-month period ended December 31, 2005 compared to $295.4 million for the nine-month period ended December 31, 2004.  The increase in cash flow from operations was primarily from increases in profitability and increases in accounts payable and accrued liability balances, which were offset by increases in inventory and changes in deferred income on shipments to distributors.

During the nine months ended December 31, 2005, net cash used in investing activities decreased $94.6 million, to $214.9 million, from $309.5 million for the nine months ended December 31, 2004.  The decrease was due primarily to changes in our net purchases, sales and maturities of short-term investments and decreases in capital expenditures in the nine months ended December 31, 2005.

We enter into hedging transactions from time to time in an attempt to minimize our exposure to currency rate fluctuations.  The amount of the hedges outstanding at December 31, 2005 were immaterial.  Although none of the countries in which we conduct significant foreign operations have had a highly inflationary economy in the last five years, there is no assurance that inflation rates or fluctuations in foreign currency rates in countries where we conduct operations will not adversely affect our operating results in the future.

Our level of capital expenditures varies from time to time as a result of actual and anticipated business conditions.  Capital expenditures in the nine months ended December 31, 2005 were $42.8 million compared to $55.3 million for the nine months ended December 31, 2004.  Capital expenditures are primarily for the expansion of production capacity and the addition of research and development equipment.  We currently anticipate spending approximately $70 million during the next 12 months to invest in equipment and facilities to maintain, and selectively increase, capacity to meet our currently anticipated needs.

We expect to finance capital expenditures through our existing cash balances and cash flows from operations.  We believe that the capital expenditures anticipated to be incurred over the next 12 months will provide sufficient manufacturing capacity to meet our currently anticipated needs.

Net cash used in financing activities was $19.4 million for the nine months ended December 31, 2005 compared to $15.1 million for the nine months ended December 31, 2004.  Proceeds from the exercise of stock options and employee purchases under our employee stock purchase plan were $63.5 million for the nine months ended December 31, 2005 and $36.2 million for the nine months ended December 31, 2004.  Cash expended for the repurchase of our common stock was $3.3 million in the nine months ended December 31, 2005 and $67.1 million in the nine months ended December 31, 2004.  We paid cash dividends to our shareholders of $79.6 million in the nine months ended December 31, 2005 and $28.5 million in the nine months ended December 31, 2004.  Proceeds from short-term borrowings were $44.3 million in the nine months ended December 31, 2004.

On April 22, 2004, our Board of Directors authorized the repurchase of 2.5 million shares of our common stock in the open market or in privately negotiated transactions.  As of December 31, 2005, we had repurchased 1,004,834 common shares under this authorization for a total of $26.6 million.  During the three and nine months ended December 31, 2005, we purchased 119,934 shares for $3.3 million.  As of December 31, 2005, all of the purchased shares under the authorization were used to fund stock option exercises and purchases under our employee stock purchase plan.  The timing and amount of any future repurchases will depend upon market conditions and corporate considerations.

On October 28, 2002, we announced that our Board of Directors had approved and instituted a quarterly cash dividend on our common stock.  The initial quarterly dividend of $0.02 per share was paid on December 6, 2003 in the aggregate amount of $4.0 million.  We have continued to pay quarterly dividends and have increased the amount of such dividends on a regular basis.  A quarterly dividend of $0.16 per share was paid on November 18, 2005 in the aggregate amount of $33.6 million.  A quarterly dividend of $0.19 per share was declared on January 19, 2006 and will be paid on February 16, 2006 to shareholders of record as of February 2, 2006.  We expect the February 2006 cash dividend to be approximately $40.0 million.  During the first nine months of fiscal 2006, we paid dividends in the amount of $0.38 per share for a total dividend payment of $79.6 million.  During fiscal 2005, we paid dividends in the aggregate amount of $0.208 per share for a total dividend payment of $43.0 million.  Since the inception of our dividend program, we have paid aggregate dividends of $154.1 million.

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

Off-Balance Sheet Arrangements

As of December 31, 2005, we are not involved in any off-balance sheet arrangements, as defined in Item 3(a)(4)(ii) of SEC Regulation S-K.

Recently Issued Accounting Pronouncements

During December 2004, the FASB issued SFAS No. 123R which requires companies to measure and recognize compensation expense for all share-based payments at fair value.  Share-based payments include stock option grants.  We grant options to purchase common stock to our employees and directors under our stock option plan at prices equal to the market value of the stock on the dates the options were granted.  SFAS No. 123R is effective for us beginning April 1, 2006.  Early adoption of the provisions of SFAS No. 123R is encouraged, but not required.  We have not yet adopted this pronouncement and are currently evaluating the expected impact that the adoption of SFAS No. 123R will have on our consolidated financial position and results of operations.  We expect the adoption of SFAS No. 123R will have an unfavorable impact on our consolidated results of operations and net income per common share.  SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current guidelines.  This requirement will reduce our net operating cash flows and increase our net financing cash flows in periods after adoption.  We cannot estimate what those amounts will be in the future because they depend on, among other things, the form of equity compensation, the number of grants and when employees exercise stock options.

FASB Staff Position (“FSP”) No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP 109-2”), provides guidance under FASB Statement No. 109, “Accounting for Income Taxes,” (“SFAS 109”) with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the “Jobs Act”) on enterprises’

income tax expense and deferred tax liability.  The Jobs Creation Act was enacted on October 22, 2004.  FSP 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS 109.  On February 4, 2006, the Company decided to take advantage of the provisions of the Jobs Act and plans to repatriate the maximum permitted amount of $500 million in foreign earnings in accordance with the provisions of the Jobs Act.  In the quarter ended December 31, 2005, we adjusted our tax expense, deferred tax assets and current income tax liability to reflect the repatriation provisions of the Jobs Act.  The Jobs Act also provides a deduction for income from qualified domestic production activities, to be phased in from 2005 through 2010, which is intended to replace the existing extra-territorial income exclusion for foreign sales.  In FSP 109-1, the FASB decided the deduction for qualified domestic production activities should be accounted for as a special deduction under SFAS 109, rather than as a rate reduction.  Accordingly, any benefit from the deduction will be reported in the period in which the deduction is claimed on the tax return and no adjustment to deferred taxes at December 31, 2005 is required.

In November 2005, the FASB issued FSP FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP 115-1”), which provides guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other-than-temporary, and on measuring such impairment loss.  FSP 115-1 also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP 115-1 is required to be applied to reporting periods beginning after December 15, 2005 and is required to be adopted by us in the fourth quarter of fiscal 2006.  We are currently evaluating the effect that the adoption of FSP 115-1 will have on our consolidated results of operations and financial condition but we do not expect it to have a material impact on our results of operations or financial condition.

In December 2004, the FASB also issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4,” (“SFAS 151”) which became effective for us beginning January 1, 2006.  This standard clarifies that abnormal amounts of idle facility expense, freight, handling costs and wasted material should be expensed as incurred and not included in overhead.  In addition, this standard requires that the allocation of fixed production overhead costs to inventory be based on the normal capacity of the production facilities.  We are currently evaluating the potential impact of this standard on our financial position and results of operations, but do not believe the impact of the change will be material.

Item 3.            Quantitative and Qualitative Disclosures About Market Risk

Our investment portfolio, consisting of fixed income securities that we hold on an available-for-sale basis, was $976.4 million as of December 31, 2005.  This amount includes securities with original maturities that are within 90 days when acquired and are classified as cash and cash equivalents on our balance sheet.  The securities in our investment portfolio, like all fixed income instruments, are subject to interest rate and credit risk and will decline in value if market interest rates increase.  We have the ability to hold our fixed income investments until maturity and, therefore, we would not expect to recognize any material adverse impact in income or cash flows if market interest rates increase.  The following table provides information about our available-for-sale securities that are sensitive to changes in interest rates.  We have aggregated our available-for-sale securities for presentation purposes since they are all very similar in nature (dollars in thousands):

	Financial instruments mature during the fiscal year ended March 31,
	2006	2007	2008	2009	2010	Thereafter

Available-for-sale securities	$156,968	$81,658	$103,638	$203,287	$207,672	$81,675

Weighted-average yield rate	3.39%	2.73%	3.23%	3.70%	4.21%	4.25%

We have international operations and are thus subject to foreign currency rate fluctuations.  To date, our exposure related to exchange rate volatility has not been significant.  Approximately 99% of our sales are denominated in U.S. dollars.  At times we maintain hedges of foreign currency exposure of a net investment in a foreign operation.  The amounts of foreign currency hedges outstanding as of December 31, 2005 were immaterial.  If foreign currency rates fluctuate by 15% from the rates at December 31, 2005, the effect on our financial position and results of operation would not be material.

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

Changes in Internal Control over Financial Reporting

During the three months ended December 31, 2005, there was no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.         Risk Factors

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

Since our inception, we have used stock options and other long-term equity incentives as a fundamental component of our employee compensation packages and have accounted for them using the intrinsic value method of APB No. 25, “Accounting for Stock Issued to Employees.”  We believe that stock options and other long-term equity incentives directly motivate our employees to maximize long-term stockholder value and, through the use of vesting, encourage employees to remain with Microchip.  In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123 (SFAS 123) (revised 2004), “Share-Based Payments” (SFAS 123R), which changed U.S. Generally Accepted Accounting Principles in such a way to require us to record a charge to earnings for the fair value of employee stock option grants and other share based compensation beginning in the first quarter of fiscal 2007.  This regulation will negatively impact our earnings for those share based awards that vest beginning in fiscal 2007.  For example, recording a charge for employee stock options under SFAS 123 would have decreased our net income by $37.2 million in fiscal 2005 and by $12.8 million in the first nine months of fiscal 2006.  The impact on net income of SFAS 123R may differ significantly than the impact as calculated under SFAS 123.  Furthermore, adoption of SFAS 123R will require us to make certain assumptions and judgments in the valuation of stock options that we may grant in the future.  A change in any of those assumptions or judgments could change the compensation expense that is charged against our earnings and, consequently, adversely affect our results of operations.  See also Note 4 to the Condensed Consolidated Financial Statements — Share-Based Payment.

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

Sales through distributors accounted for approximately 65% of our net sales in fiscal 2005 and approximately 64% for the first nine months of fiscal 2006.  Our two largest distributors together accounted for approximately 25% of our net sales in fiscal 2005 and approximately 24% of our net sales in the first nine months of fiscal 2006.  We do not have long-term agreements with our distributors and our distributors may terminate their relationships with us with little or no advanced notice.

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

Sales to foreign customers account for a substantial portion of our net sales.  During fiscal 2005 and the first nine months of fiscal 2006, approximately 73% of our net sales were made to foreign customers.  We purchase a substantial portion of our raw materials and equipment from foreign suppliers.  In addition, we own product assembly and testing facilities located near Bangkok, Thailand.  We also use various foreign third-party contractors for a portion of our assembly and testing and for a portion of our wafer fabrication requirements.  Substantially all of our finished goods inventory is maintained in Thailand.

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

Item 2.            Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth our purchases of our common stock in the third quarter of fiscal 2006 and the footnote below the table designates the repurchase program that the shares were purchased under:

Issuer Purchases of Equity Securities

Period	(a) Total Number Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Programs		(d) Maximum Number of Shares that May Yet Be Purchased Under the Programs

October 1, 2005 – October 31, 2005	119,934	$27.68	119,934	(1)	1,495,166
November 1, 2005 – November 30, 2005	—	—	—		1,495,166
December 1, 2005 – December 31, 2005	—	—	—		1,495,166
Total	119,934	$27.68	119,934

(1)      On April 22, 2004, our Board of Directors authorized the repurchase of up to 2,500,000 shares of our common stock in the open market or privately negotiated transactions.  As of December 31, 2005, 1,495,166 shares of this authorization remained available to be purchased under this program.  There is no expiration date associated with this authorization.

Item 6.            Exhibits

Exhibit 10.1            Amendments to Supplemental Retirement Plan

Exhibit 31.1            Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2            Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32               Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MICROCHIP TECHNOLOGY INCORPORATED

Date: February 9, 2006	By:	/s/ Gordon W. Parnell
Gordon W. Parnell
Vice President and Chief Financial Officer
(Duly Authorized Officer, and
Principal Financial and Accounting Officer)