Form 10-K
period 2006-03-31
MICROCHIP TECHNOLOGY INC
filed 2006-05-31
CIK 827054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended March 31, 2006

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

Common Stock, $.001 Par Value Per Share

Preferred Share Purchase Rights

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   ☒  Yes  ☐  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐  Yes  ☒  No

Indicate by checkmark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:                                                                    ☒  Yes     ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of Form 10-K or any amendment to this Form 10-K                                                                   ☐

Indicate by check mark whether the registrant is large accelerated filer, an accelerated filed, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).              ☐  Yes ☒    No

Aggregate market value of the voting and non-voting common equity held by non-affiliates as of September 30, 2005 based upon the closing price of the common stock as reported by The NASDAQ® National Market on such date was approximately $6,207,573,870.

Number of shares of Common Stock, $.001 par value, outstanding as of May 25, 2006:  214,380,218.

Documents Incorporated by Reference

Document	Part of Form 10-K
Proxy Statement for the 2006 Annual Meeting of Stockholders	III

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES

FORM 10-K

PART I

This Form 10-K contains certain forward-looking statements that involve risks and uncertainties, including statements regarding our strategy and future financial performance and those statements identified under “Item 7 - Note Regarding Forward-looking Statements.”  Our actual results could differ materially from the results described in these forward-looking statements as a result of certain factors including those set forth under “Item 1A — Risk Factors,” beginning below at page 11, and elsewhere in this Form 10-K.  Although we believe that the matters reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  You should not place undue reliance on these forward-looking statements.  We disclaim any obligation to update information contained in any forward-looking statement.

Item 1.            BUSINESS

We develop and manufacture specialized semiconductor products used by our customers for a wide variety of embedded control applications.  Our product portfolio comprises 8- and 16-bit PIC® microcontrollers and 16-bit dsPIC® digital signal controllers, which feature on-board Flash (reprogrammable) memory technology.  In addition, we offer a broad spectrum of high-performance linear, mixed-signal, power management, thermal management, battery management and interface devices.  We also make serial EEPROMs and complementary microperipheral products.  Our synergistic product portfolio targets thousands of applications and a growing demand for high-performance designs in the automotive, communications, computing, consumer and industrial control markets.  Our quality systems are ISO/TS16949 (2002 version) certified.

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

Our Internet address is www.microchip.com.  We post the following filings on our Web site as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission:

•                  Our annual report on Form 10-K

•                  Our quarterly reports on Form 10-Q

•                  Our current reports on Form 8-K

•                  Any amendments to the above-listed reports filed or furnished pursuant to Sections 13(a) or 15(d) of the Securities Exchange Act of 1934

All SEC filings on our Web site are available free of charge.  The information on our Web site is not incorporated into this Form 10-K.

Industry Background

Competitive pressures require manufacturers of a wide variety of products to expand product functionality and provide differentiation while maintaining or reducing cost.  To address these requirements, manufacturers often use integrated circuit-based embedded control systems that enable them to:

•                  differentiate their products

•                  replace less efficient electromechanical control devices

•                  reduce the number of components in their system

•                  add product functionality

•                  decrease time to market for their products

•                  significantly reduce product cost

Embedded control systems have been incorporated into thousands of products and subassemblies in a wide variety of applications and markets worldwide, including:

•	automotive comfort, safety and entertainment applications	•	cordless and cellular telephone accessories
•	remote control devices	•	motor controls
•	handheld tools	•	security systems
•	home appliances	•	educational and entertainment devices
•	portable computers	•	consumer electronics
•	robotics	•	power supplies

Embedded control systems also facilitate the emergence of new classes of products.  Embedded control systems typically incorporate a microcontroller as the principal active, and sometimes sole, component.  A microcontroller is a self-contained computer-on-a-chip consisting of a central processing unit, non-volatile program memory, random access memory for data storage and various input/output peripheral capabilities.  In addition to the microcontroller, a complete embedded control system incorporates application-specific software and may include specialized peripheral device controllers, non-volatile memory components such as EEPROMs, and various analog and interface products.

The increasing demand for embedded control has made the market for microcontrollers one of the larger segments of the semiconductor market.  Microcontrollers are currently available in 4-bit through 32-bit architectures.  4-bit microcontrollers are relatively inexpensive, but they generally lack the minimum functionality required in most applications and are typically used in relatively simple applications.  8-bit microcontrollers remain very cost-effective for a wide range of high volume embedded control applications and, as a result, continue to represent the largest portion of the overall microcontroller market.  16-bit and 32-bit microcontrollers provide higher performance and functionality, and are generally found in more complex embedded control applications.

Most microcontrollers shipped today are ROM-based and must be programmed by the semiconductor supplier during manufacturing, resulting in 8-12-week lead times, based on market conditions, for delivery of such microcontrollers.  In addition to delayed product introduction, these long lead times can result in potential inventory obsolescence and temporary factory shutdowns when changes in the firmware are required. To address these issues, some suppliers offer programmable microcontrollers that can be configured by the customer in the customer’s manufacturing line, thus significantly reducing lead time and inventory risks when the inevitable firmware changes occur.  While these microcontrollers were initially expensive relative to ROM-based microcontrollers, manufacturing technology has evolved over time to the point where reprogrammable microcontrollers are now available for little to no premium over ROM-based microcontrollers, thus providing significant value to microcontroller customers.  As a result, reprogrammable microcontrollers are the fastest growing segment of the microcontroller market.

Our Products

Our strategic focus is on embedded control solutions, including:

•                  microcontrollers

•                  development tools

•                  application-specific standard products

•                  analog and interface products

•                  memory products

We provide highly cost-effective embedded control solutions that also offer the advantages of small size, high performance, low voltage/power operation and ease of development, enabling timely and cost-effective embedded control product integration by our customers.

Microcontrollers

We offer a broad family of microcontroller products featuring a unique, proprietary architecture marketed under the PIC® brand name.  We believe that our PIC product family is a price/performance leader in the worldwide microcontroller market.  We have shipped over 4 billion PIC microcontrollers to customers worldwide since their introduction in 1990.  Our PIC products are designed for applications requiring field-programmability, high performance, low power and cost effectiveness.  They feature a variety of memory technology configurations, low voltage and power, small footprint and ease of use.  Our performance results from a product architecture which features dual data and instruction pathways, referred to as a Harvard dual-bus architecture; a Reduced Instruction Set Computer, referred to as RISC; and variable length instructions; all of which provide significant speed advantages over alternative single-bus, Complex Instruction Set Computer architectures, referred to as CISC.  With almost 350 microcontrollers in our product portfolio, we target the 8-bit and 16-bit microcontroller markets.  Additionally, our scalable product architecture allows us to successfully target both the entry-level of the 32-bit microcontroller market, as well as the 4-bit microcontroller marketplace, significantly enlarging our addressable market.

Digital Signal Controllers (DSC) are a subset of our 16-bit Microcontroller offering.  Our dsPIC® Digital Signal Controller families integrate the control features of high-performance 16-bit microcontrollers with the computation capabilities of Digital Signal Processors (DSPs), along with a wide variety of peripheral functions making them suitable for a large number of embedded control applications.  Our dsPIC product family offers a broad suite of hardware and software development tools, software application libraries, development boards and reference designs to ease and expedite the customer application development cycle.  With its field-re-programmability, large selection of peripheral functions, small footprint and ease of use, we believe that our dsPIC Digital Signal Controllers enlarge our addressable market.

We have used our manufacturing experience and design and process technology to bring additional enhancements and manufacturing efficiencies to the development and production of our PIC family of microcontroller products.  Our extensive experience base has enabled us to develop our advanced, low cost user programmability feature by incorporating non-volatile memory, such as Flash, EEPROM and EPROM Memory, into the microcontroller, and to be a leader in reprogrammable microcontroller product offerings.

Development Tools

We offer a comprehensive set of low-cost and easy-to-learn application development tools.  These tools enable system designers to quickly and easily program a PIC microcontroller and dsPIC Digital Signal Controllers for specific applications and, we believe are a key factor for obtaining design wins.

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

Many independent companies also develop and market application development tools that support our standard microcontroller product architecture.  Currently, there are more than 150 third-party tool suppliers worldwide whose products support our proprietary microcontroller architecture.

We believe that familiarity with and adoption of both our and third-party development tools by an increasing number of product designers will be an important factor in the future selection of our embedded control products.  These development tools allow design engineers to develop thousands of application-specific products from our standard microcontrollers.  To date, we have shipped more than 430,000 development tools.

ASSPs

Our application-specific standard products, referred to as ASSPs, are specialized products designed to perform specific end-user applications, compared to our other products that are more general purpose in nature.  Our ASSP device families currently include, among others, our KEELOQ family of secure data transmission products.

Analog and Interface Products

Our analog and interface products now consist of several families with over 450 power management, linear, mixed-signal, thermal management and interface products.  At the end of fiscal 2006, our mixed-signal analog and interface products were being shipped to more than 10,000 end customers.

We continue marketing and selling our analog and interface products into our existing microcontroller customer base, which we refer to as our analog “attach” strategy, as well as to new customers.  In addition to our “attach” strategy, we market and sell other products that may not fit our traditional PIC microcontroller and memory products customer base.  We market these, and all of our products, based on an application segment approach targeted, to provide customers with application solutions.

Memory Products

Our memory products consist primarily of serial electrically erasable programmable read only memory, referred to as Serial EEPROMs.  We sell these devices primarily into the embedded control market, and we are one of the largest suppliers of such devices worldwide.  Serial EEPROM products are used for non-volatile program and data storage in systems where such data must be either modified frequently or retained for long periods.  Serial EEPROMs have a very low I/O pin requirement, permitting production of very small devices.

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

Our manufacturing facilities are located in:

•                  Tempe, Arizona (Fab 2)

•                  Chandler, Arizona (probe operations)

•                  Puyallup, Washington (Fab 3) (non-operational)

•                  Gresham, Oregon (Fab 4)

•                  Bangkok, Thailand (assembly, probe and test)

Wafer Fabrication

Fab 2 currently produces 8-inch wafers and supports manufacturing processes from 0.35 to 5.0 microns.  During fiscal 2006, Fab 2 operated at approximately 98% of its capacity compared to approximately 96% during fiscal 2005.  Operating at higher percentages of capacity has a positive impact on our operating results due to the relatively high fixed costs inherent in wafer fabrication manufacturing.

Fab 3 is currently non-operational and being held-for-future-use.  See “Item 6 - Selected Financial Data - Fiscal 2003 - Fab 3 Impairment Charge,” below at page 22, for a discussion of the status of Fab 3.

We acquired Fab 4 in August 2002 and began production on October 31, 2003.  At March 31, 2006, Fab 4 produced 8-inch wafers using predominantly 0.5 micron manufacturing processes and is capable of supporting technologies below 0.18 microns.  A significant amount of clean room capacity and equipment acquired with Fab 4 can be brought on line in the future to support incremental wafer fabrication capacity needs.  We believe the combined capacity of Fab 2, Fab 4  and Fab 3 will provide sufficient capacity to allow us to respond to increases in future demand.

We continue to transition products to more advanced process technologies to reduce future manufacturing costs.  We believe that our ability to successfully transition to more advanced process technologies is important for us to remain competitive.

We outsource a small percentage of our wafer production requirements to third-party wafer foundries to augment our internal manufacturing capabilities.

Assembly and Test

We perform product assembly and testing at our facilities located near Bangkok, Thailand.  At March 31, 2006, approximately 66% of our assembly requirements were being performed in our Thailand facility.  As of March 31, 2006, our Thailand facility was testing substantially all of our wafer production.  We use third-party assembly and test contractors in several Asian countries for the balance of our assembly and test requirements.

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

Due to the high fixed costs inherent in semiconductor manufacturing, consistently high manufacturing yields have significant positive effects on our gross profit and overall operating results.  Our continuous focus on manufacturing productivity has allowed us to maintain excellent manufacturing yields at our facilities.  Our manufacturing yields are primarily driven by a comprehensive implementation of statistical process control, extensive employee training and selective upgrading of our manufacturing facilities and equipment.  Maintenance of manufacturing productivity and yields are important factors in the achievement of our operating results.  The manufacture and assembly of integrated circuits, particularly non-volatile, erasable CMOS memory and logic devices, such as those that we produce, are complex processes.  These processes are sensitive to a wide variety of factors, including the level of contaminants in the manufacturing environment, impurities in the materials used and the performance of our wafer fabrication personnel and equipment.  As is typical in the semiconductor industry, we have from time to time experienced lower than anticipated manufacturing yields.  Our operating results will suffer if we are unable to maintain yields at approximately the current levels.

At the end of fiscal 2006, we owned long-lived assets (consisting of property, plant and equipment and goodwill) in the United States amounting to $576.9 million and $124.5 million in other countries, including $118.0 million in Thailand.  At the end of fiscal 2005, we owned long-lived assets in the United States amounting to $628.0 million and $106.4 million in other countries, including $100.6 million in Thailand.

Research and Development (R&D)

We are committed to continuing our investment in new and enhanced products, including development systems, and in our design and manufacturing process technologies.  We believe these investments are significant factors in maintaining our competitive position.  Our current R&D activities focus on the design of new microcontrollers, digital signal controllers, ASSPs, Serial EEPROM memory, analog and interface products, new development systems, software and application-specific software libraries.  We are also developing new design and process technologies to achieve further cost reductions and performance improvements in existing products.

In fiscal 2006, our R&D expenses were $94.9 million, compared to $93.0 million in fiscal 2005 and $85.4 million in fiscal 2004.

Sales and Distribution

General

We market our products worldwide primarily through a network of direct sales personnel and distributors.

Our direct sales force focuses on a wide variety of strategic accounts in three geographical markets: the Americas, Europe and Asia.  We currently maintain sales and technical support centers in major metropolitan areas in North America, Europe and Asia.  We believe that a strong technical service presence is essential to the continued development of the embedded control market.  The majority of our field sales engineers (FSEs), field application engineers (FAEs), and sales management have technical degrees or backgrounds and have been previously employed in high technology environments.  We believe that the technical knowledge of our sales force is a key competitive advantage in the sale of our products.  The primary mission of our FAE team is to provide technical assistance to customers and to conduct periodic training sessions for the balance of our sales team.  FAEs also frequently conduct technical seminars and workshops in major cities around the world.

Distribution

Our distributors focus primarily on servicing the product requirements of a broad base of diverse customers.  We believe that distributors can provide an effective means of reaching this broad and diverse customer base.  We believe that customers recognize Microchip for its products and brand name and use distributors as an effective supply channel.  During fiscal 2006 and fiscal 2005, we added significant resources to our internal sales force to provide technical sales support for our customers in both the OEM and distribution channels.  We believe that some of our distribution partners have limited internal resources to support the technical sales activities associated with selling our products, and we have added our own employees to support these activities.

In fiscal 2006 and fiscal 2005, we derived 65% of our net sales from sales through distributors and 35% of our net sales from customers serviced directly by Microchip.  Distributors accounted for 64% of our net sales in fiscal 2004.  Our largest distributor accounted for approximately 14% of our net sales in fiscal 2006 and approximately 13% of our net sales in fiscal 2005 and fiscal 2004.  Our second largest distributor accounted for approximately 11% of our net sales in fiscal 2006 and approximately 12% of our net sales in fiscal 2005 and fiscal 2004.  No other distributor or end customer accounted for more than 10% of our net sales in fiscal 2006, 2005 or 2004.

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

We also provide these distributors with price protection by reducing product pricing based on market conditions, competitive considerations and other factors.  Price protection is granted to distributors on the inventory that they have on hand at the date the price protection is offered.  When we reduce the selling price of our products, it allows the distributors to claim a credit against their outstanding accounts receivable balances based on the new price of the inventory they have on hand as of the date of the price reduction.  There is no revenue recognition impact from the price protection activity.

We do not offer material incentive programs to our distributors.

We do not have long-term agreements with our distributors and we, or our distributors, may each terminate our relationship with little or no advanced notice.  The loss of, or the disruption in the operations of, one or more of our distributors could reduce our future net sales in a given quarter and could result in an increase in inventory returns.

Sales by Geography

Sales by geography for fiscal 2006, 2005 and 2004 were as follows (dollars in thousands):

	Year Ended March 31,
	2006	%	2005	%	2004	%

Americas	$266,353	28.7	$248,881	29.4	$219,641	31.4
Europe	255,367	27.5	232,493	27.4	194,187	27.8
Asia	406,173	43.8	365,562	43.2	285,432	40.8

Total Sales	$927,893	100.0%	$846,936	100.0%	$699,260	100.0%

Sales to customers in Asia have increased as a percentage of sales from fiscal 2004 to fiscal 2005 and from fiscal 2005 to fiscal 2006.  We attribute this to the fact that many of our customers are transitioning their manufacturing operations to Asia, as well as to the growth in the demand of customers in Asia.

Sales to foreign customers accounted for approximately 74% of our net sales in fiscal 2006, 73% of our net sales in fiscal 2005 and 71% of our net sales in fiscal 2004.  Our sales to foreign customers have been predominately in Asia and Europe, which we attribute to the manufacturing strength in those areas for automotive, communications, computing, consumer and industrial control products.  Americas sales include sales to customers in the United States, Canada, Central America and South America.

Sales to customers in China, including Hong Kong, accounted for approximately 17% of our net sales in fiscal 2006, approximately 16% of our net sales in fiscal 2005 and approximately 14% of our net sales in fiscal 2004.  In fiscal 2006 and fiscal 2005, sales to customers in Taiwan accounted for approximately 10% of our net sales.  We did not have sales into any other foreign countries that exceeded 10% of our net sales during fiscal 2006, 2005 or 2004.

Our international sales are predominately U.S. dollar denominated.  Although foreign sales are subject to certain government export restrictions, we have not experienced any material difficulties as a result of export restrictions to date.

The semiconductor industry is characterized by seasonality and wide fluctuations of supply and demand.  Since a significant portion of our revenue is from consumer markets and international sales, our business may be subject to seasonally lower revenues in the third and fourth quarters of our fiscal year.  However, broad strength in our overall business in recent periods has had a more significant impact on our results than seasonality, and has made it difficult to assess the impact of seasonal factors on our business.

Backlog

As of April 30, 2006 our backlog was approximately $231.2 million, compared to $166.9 million as of April 29, 2005.  Our backlog includes all purchase orders scheduled for delivery within the subsequent 12 months.

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

We currently compete principally on the basis of the technical innovation and performance of our embedded control products, including the following product characteristics:

•	speed	•	reliability
•	functionality	•	packaging alternatives
•	density	•	price
•	power consumption	•	availability

We believe that other important competitive factors in the embedded control market include:

•	ease of use
•	functionality of application development systems
•	dependable delivery and quality
•	technical service and support

We believe that we compete favorably with other companies on all of these factors, but we may be unable to compete successfully in the future, which could harm our business.

Patents, Licenses and Trademarks

We maintain a portfolio of United States and foreign patents, expiring on various dates between 2006 and 2024.  We also have numerous additional United States and foreign patent applications pending.  We do not expect that the expiration of any particular patent will have a material impact on our business.  While we intend to continue to seek patents on our inventions and manufacturing processes, we believe that our continued success depends primarily on the technological skills and innovative capabilities of our personnel and our ability to rapidly commercialize product developments, rather than on our patents.  Our existing patents and any new patents that are issued may not be of sufficient scope or strength to provide meaningful protection or any commercial advantage to us.  In addition, the laws of certain foreign countries do not protect our intellectual property rights to the same extent as the laws of the United States.

We have entered into certain intellectual property licenses and cross-licenses with other companies related to semiconductor products and manufacturing processes.  As is typical in the semiconductor industry, we and our customers have from time to time received, and may in the future receive, communications from third parties asserting patent or other intellectual property rights on certain of our products or technologies.  We investigate all such notices and respond as we believe is appropriate.  Based on industry practice, we believe that in most cases we can obtain any necessary licenses or other rights on commercially reasonable terms, but we cannot assure that all licenses would be on acceptable terms, that litigation would not ensue or that damages for any past infringement would not be assessed.  Litigation, which could result in substantial cost to us and require significant attention from management, may be necessary to enforce our patents or other intellectual property rights, or to defend us against claimed infringement of the rights of others.  The failure to obtain necessary licenses or other rights, or litigation arising out of infringement claims, could harm our business.

Environmental Regulation

We must comply with many different federal, state, local and foreign governmental regulations related to the use, storage, discharge and disposal of certain chemicals and gases used in our manufacturing processes.  Our facilities have been designed to comply with these regulations and we believe that our activities are conducted in compliance with such regulations.  Any changes in such regulations or in their enforcement could require us to acquire costly equipment or to incur other significant expenses to comply with environmental regulations.  Any failure by us to adequately control the storage, use and disposal of regulated substances could result in future liabilities.

Increasing public attention has been focused on the environmental impact of electronic manufacturing operations.  While we have not experienced any materially adverse effects on our operations from environmental regulations, our business and results of operations could suffer if for any reason we fail to control the use of, or to adequately restrict the discharge of, hazardous substances under present or future environmental regulations.

Employees

As of April 30, 2006, we had 4,336 employees.  None of our employees are represented by a labor organization.  We have never had a work stoppage and believe that our employee relations are good.

Executive Officers

The following sets forth certain information regarding our executive officers as of April 23, 2006:

Name	Age	Position
Steve Sanghi	50	Chairman of the Board, President and Chief Executive Officer
Stephen V. Drehobl	44	Vice President, Security, Microcontroller and Technology Division
David S. Lambert	54	Vice President, Fab Operations
Mitchell R. Little	53	Vice President, Worldwide Sales and Applications
Ganesh Moorthy	46	Vice President, Advanced Microcontroller and Memory Division
Gordon W. Parnell	56	Vice President, Chief Financial Officer
Richard J. Simoncic	42	Vice President, Analog and Interface Products Division

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

Mr. Lambert has served as Vice President, Fab Operations since November 1993.  From 1991 to November 1993, he served as Director of Manufacturing Engineering, and from 1989 to 1991, he served as Engineering Manager of Fab Operations.  Mr. Lambert holds a B.S. degree in Chemical Engineering from the University of Cincinnati.

Mr. Little has served as Vice President, Worldwide Sales and Applications since July 2000.  He has been employed by Microchip since 1989 and has served as a Vice President in various roles since September 1993.  Mr. Little holds a B.S. degree in Engineering Technology from United Electronics Institute.

Mr. Moorthy has served as Vice President, Advanced Microcontroller and Memory Division, since December 2003.  From November 2001 to December 2003, he served as Vice President, Advanced Microcontroller and Automotive Division.  Prior to this time, he served in various executive capacities with other semiconductor companies.  Mr. Moorthy holds an M.B.A. in Marketing from National University, a B.S. degree in Electrical Engineering from the University of Washington and a B.S. degree in Physics from the University of Bombay.

Mr. Parnell has served as Vice President and Chief Financial Officer since May 2000.  He served as Vice President, Controller and Treasurer from April 1993 to May 2000.  Mr. Parnell holds a finance/accounting qualification with the Association of Certified Accountants from Edinburgh College, Scotland.

Mr. Simoncic has served as Vice President, Analog and Interface Products Division since September 1999.  From October 1995 to September 1999 he served as Vice President in various roles.  Joining Microchip in 1990, Mr. Simoncic held various roles in Yield Enhancement and Quality Systems.  Mr. Simoncic holds a B.S. degree in Electrical Engineering Technology from DeVry Institute of Technology.

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

•      levels of inventories at our customers

•      the mix of inventory we hold and our ability to satisfy orders from our inventory

•      changes in utilization of our manufacturing capacity and fluctuations in manufacturing yields

•      our ability to secure sufficient assembly and testing capacity

•      availability of raw materials and equipment

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

•                  disruptions in our business or our customers’ businesses due to terrorist activity, armed conflict, war, worldwide oil prices and supply, public health concerns or disruptions in the transportation system

•      property damage or other losses which are not covered by insurance

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

The manufacture and assembly of integrated circuits, particularly non-volatile, erasable CMOS memory and logic devices such as those that we produce, are complex processes.  These processes are sensitive to a wide variety of factors, including the level of contaminants in the manufacturing environment, impurities in the materials used, the performance of our wafer fabrication personnel and equipment, and other quality issues.  As is typical in the semiconductor industry, we have from time to time experienced lower than anticipated manufacturing yields.  Our operating results will suffer if we are unable to maintain yields at approximately the current levels.  This could include delays in the recognition of revenue, loss of revenue or future orders, and customer-imposed penalties for failure to meet contractual shipment deadlines.

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

Our ability to compete successfully depends on a number of factors both within and outside our control, including, but not limited to:

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

Our business is dependent on selling through distributors.

Sales through distributors accounted for 65% of our net sales in fiscal 2006, 65% of our net sales in fiscal 2005 and 64% of our net sales in fiscal 2004.  Our two largest distributors together accounted for approximately 25% of our net sales in fiscal 2006, fiscal 2005 and fiscal 2004.  We do not have long-term agreements with our distributors and both we and our distributors may each terminate our relationship with little or no advanced notice.  We believe that customers recognize Microchip for its products and brand name and use distributors as an effective supply channel.

During fiscal 2006 we reduced the gross margin that certain of our distributors earn when they sell our products.  We reduced these distributors’ gross margins because we believe these distributors did not have sufficient technical sales resources to properly address the marketplace for our products.  We have added a significant number of technical sales employees throughout our worldwide sales organization to address the support requirements for both our OEM and distribution customers.  We cannot predict the impact, if any, that our actions will have on our relationships with such distributors.

The loss of, or a disruption in the operations of, one or more of our distributors could reduce our net sales in a given period and could result in an increase in inventory returns.

Our success depends on our ability to introduce new products on a timely basis.

Our future operating results will depend on our ability to develop and introduce new products on a timely basis that can compete effectively on the basis of price and performance and which address customer requirements.  The success of our new product introductions depends on various factors, including, but not limited to:

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

We are dependent on several contractors to perform key manufacturing functions for us.

We use several contractors located in Asia for a portion of the assembly and testing of our products.  We also rely on outside wafer foundries for a portion of our wafer fabrication.  Although we own the majority of our manufacturing resources, the disruption or termination of any of our contractors could harm our business and operating results.

Our use of third parties involves some reduction in our level of control over the portions of our business that we subcontract.  Our future operating results could suffer if any contractor were to experience financial, operations or production difficulties or situations when demand exceeds capacity, or if they were unable to maintain manufacturing yields, assembly and test yields and costs at approximately their current levels, or if due to their locations in foreign countries they were to experience political upheaval or infrastructure disruption.  Further, procurement from third parties is done by purchase order and contracts.  If these third parties are unable or unwilling to timely deliver products or services conforming to our quality standards, we may not be able to qualify additional manufacturing sources for our products in a timely manner or at all, and such arrangements, if any, may not be on favorable terms to us.  In such event, we could experience an interruption in production, an increase in manufacturing and production costs, decline in product reliability, and our business and operating results could be adversely affected.

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

Our operating results may be impacted by both seasonality and the wide fluctuations of supply and demand in the semiconductor industry.

The semiconductor industry is characterized by seasonality and wide fluctuations of supply and demand.  Since a significant portion of our revenue is from consumer markets and international sales, our business may be subject to seasonally lower revenues in the third and fourth quarters of our fiscal year.  However, broad strength in our overall business in recent periods has had a more significant impact on our results than seasonality, and has made it difficult to assess the impact of seasonal factors on our business.  The industry has also experienced significant economic downturns, characterized by diminished product demand and production over-capacity.  We have sought to reduce our exposure to this industry cyclicality by selling proprietary products that cannot be easily or quickly replaced, to a geographically diverse base of customers across a broad range of market segments.  However, we have experienced substantial period-to-period fluctuations in operating results and expect, in the future, to experience period-to-period fluctuations in operating results due to general industry or economic conditions.

We are exposed to various risks related to legal proceedings or claims.

We are currently, and in the future may be, involved in legal proceedings or claims regarding patent infringement, intellectual property rights, contracts and other matters.  We were involved in patent infringement litigation with Philips Corporation which was settled in fiscal 2005.  As is typical in the semiconductor industry, we receive notifications from customers from time to time who believe that we owe them indemnification or other obligations related to infringement claims made against the customers by third parties.  These legal proceedings and claims, whether with or without merit, could result in substantial cost to us and divert our resources.  If we are not able to resolve a claim, negotiate a settlement of a matter, obtain necessary licenses on commercially reasonable terms, reengineer our products or processes to avoid infringement, and/or successfully prosecute or defend our position, we could incur uninsured liability in any of them, be required to take an appropriate charge to operations, be enjoined from selling a material portion of our product line or using certain processes, suffer a reduction or elimination in value of inventories,  and our business, financial condition or results of operations could be harmed.

It is also possible that from time to time we may be subject to warranty or product liability claims that could lead to significant expenses related to the defense of such claims, increased costs associated with the replacement of affected products, and a requirement to pay damages claims.  Because the systems into which our products are integrated have a higher cost of goods than the products we sell, these expenses and damages may be significantly higher than the sales and profits the company received from the products involved.  While we specifically exclude consequential damages in our standard terms and conditions, our ability to avoid such liabilities may be limited by applicable law.  We do have product liability insurance, but there is no certainty that insurance will cover all claims or be of a sufficient amount to fully protect against such claims.  Costs or payments we may make in connection with warranty or product liability claims may adversely affect the results of our operations.

Further, we sell to customers in industries such as automotive, aerospace, and medical, where failure of their systems could cause damage to property or persons. We may be subject to product liability claims if our products cause the system failures. Based on our historical experience, we believe that the risk of exposure to product liability claims is currently low. However, we will face increased exposure to product liability claims if there are substantial increases in either the volume of our sales into these applications and the frequency of system failures caused by our devices.

Failure to adequately protect our intellectual property could result in lost revenue or market opportunities.

Our ability to obtain patents, licenses and other intellectual property rights covering our products and manufacturing processes is important for our success.  To that end, we have acquired certain patents and patent licenses and intend to continue to seek patents on our inventions and manufacturing processes.  The process of seeking patent protection can be long and expensive, and patents may not be issued from currently pending or future applications.  In addition, our existing patents and any new patents that are issued may not be of sufficient scope or strength to provide meaningful protection or any commercial advantage to us.  We may be subject to or may ourselves initiate interference proceedings in the U.S. Patent and Trademark Office, which can require significant financial and management resources.  In addition, the laws of certain foreign countries do not protect our intellectual property rights to the same extent as the laws of the United States.  Infringement of our intellectual property rights by a third party could result in uncompensated lost market and revenue opportunities for us.

We do not typically have long-term contracts with our customers.

We do not typically enter into long-term contracts with our customers and we cannot be certain about future order levels from our customers.  When we do enter into customer contracts, the contract is generally cancelable at the convenience of the customer.  Even though we have over 50,000 end customers and our ten largest customers make up approximately 10% of our total revenue, cancellation of long-term and short-term customer contracts could have an adverse financial impact on our revenue and profits.

Further, as the practice has become more commonplace in the industry, we have entered into contracts with certain customers that differ from our standard terms of sale. Under these contracts we commit to supply quantities of products on scheduled delivery dates.  If we become unable to supply the customer as required under the contract, the customer may incur additional production costs, lost revenues due to subsequent delays in their own manufacturing schedule, or quality related issues. Under these contracts, we may be liable for the costs the customer has incurred. While we try to limit such liabilities, if they should arise, there may be a material adverse impact on our results of operation and financial condition.

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

Sales to foreign customers account for a substantial portion of our net sales.  During fiscal 2006, approximately 74% of our net sales were made to foreign customers.  During fiscal 2005, approximately 73% of our net sales were made to foreign customers.  During fiscal 2004, approximately 71% of our net sales were made to foreign customers.  We purchase a substantial portion of our raw materials and equipment from foreign suppliers.  In addition, we own product assembly and testing facilities located near Bangkok, Thailand.  We also use various foreign contractors for a portion of our assembly and testing and for a portion of our wafer fabrication requirements.  Substantially all of our finished goods inventory is maintained in Thailand.

Our reliance on foreign operations, foreign suppliers, maintenance of substantially all of our finished goods in inventory at foreign locations and significant foreign sales exposes us to foreign political and economic risks, including, but not limited to:

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

Interruptions in information technology systems could affect our business.

We rely on the efficient and uninterrupted operation of complex information technology systems and networks to operate our business.  Any significant system or network disruption, including but not limited to computer viruses, security breach, and energy blackouts could have a material adverse impact on our operations, sales and operating results.  We have implemented measures to manage our risks related to such disruptions, but such disruptions could negatively impact our operations and financial results.  In addition, we may incur additional costs to remedy the damages caused by these disruptions or security breaches.

The occurrence of events for which we are self-insured, or which exceed our insurance limits may affect our profitability and liquidity.

We have insurance contracts with independent insurance companies related to many different types of risk; however, we self-insure for some risks and obligations.  In these circumstances, we have determined that it is more cost effective to self-insure certain risks than to pay the increased premium costs in place since the disruption in the insurance market after the events of September 11, 2001.  The risks and exposures that we self-insure include, but are not limited to, product defects, political risks, and patent infringement.  Should there be a loss or adverse judgment or other decision in an area for which we are self-insured, then our financial condition, result of operations and liquidity may be adversely affected.

We are subject to stringent environmental regulations, which may force us to incur significant expenses.

We must comply with many different federal, state, local and foreign governmental regulations related to the use, storage, discharge and disposal of toxic, volatile or otherwise hazardous chemicals used in our manufacturing process.  Although we believe that our activities conform to presently applicable environmental regulations, our failure to comply with present or future regulations could result in the imposition of fines, suspension of production or a cessation of operations.  Any such environmental regulations could require us to acquire costly equipment or to incur other significant expenses to comply with such regulations.  Any failure by us to control the use of or adequately restrict the discharge of hazardous substances could subject us to future liabilities.  Environmental problems may occur that could subject us to future costs or liabilities.

Further, certain of our customers shipping their products into European markets are also subject to governmental environmental regulations such as the Restriction of Hazardous Substances in Electrical and Electronic Equipment Directive (RoHS) which will be effective July 1, 2006.  These directives focus on limiting the amounts of certain elements, such as lead, in electrical devices.  The inability of this sub-set of our customers to use Microchip products which contain lead after July 2006 may adversely affect our results of operations.

Compliance with future changes to securities laws and related regulations could result in increased costs to us.

Changes in the laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act of 2002 and rules enacted and proposed by the Securities and Exchange Commission (SEC), The NASDAQ Stock Market® (NASDAQ) and the New York Stock Exchange (NYSE), resulted in significantly increased costs to us in fiscal 2005 as we responded to their requirements.  In particular, complying with the internal control audit requirements of Sarbanes-Oxley Section 404 in fiscal 2005 resulted in increased internal efforts and significantly higher fees from our independent accounting firm.  In fiscal 2006, our costs associated with these activities were at approximately the same levels as in fiscal 2005.  Further changes in applicable legal or accounting requirements could result in additional costs in future periods.

This report on Form 10-K contains a report by our management on our internal control over financial reporting including an assessment of the effectiveness of our internal control over financial reporting as of March 31, 2006.  This Form 10-K also contains an attestation and report by our auditors with respect to our management’s assessment of the effectiveness of internal control over financial reporting under Section 404.  While these assessments and reports did not reveal any material weaknesses in our internal control over financial reporting, compliance with Section 404 is an ongoing process and will be required for each future fiscal year.  We expect that the ongoing compliance with Section 404 will continue to be both very costly and very challenging and there can be no assurance that material weaknesses with not be identified in future periods.  Any adverse results from such ongoing compliance efforts could result in a loss of investor confidence in our financial reports and have an adverse effect on our stock price.

Recent regulations related to equity compensation will adversely affect our earnings and our ability to attract and retain key personnel.

Since our inception, we have used stock options and other long-term equity incentives as a fundamental component of our employee compensation packages and have accounted for them using the intrinsic value method of APB No. 25, “Accounting for Stock Issued to Employees.”  We believe that stock options and other long-term equity incentives directly motivate our employees to maximize long-term stockholder value and, through the use of vesting, encourage employees to remain with Microchip.  In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payments,” (“SFAS 123R”) which changed U.S. Generally Accepted Accounting Principles in such a way to require us to record a charge to earnings for the fair value of employee stock option grants and other share based compensation beginning in the first quarter of fiscal 2007.  This regulation will negatively impact our earnings for those share based awards that vest beginning in fiscal 2007.  Furthermore, adoption of SFAS 123R will require us to make certain assumptions and judgments in the valuation of stock options that we may grant in the future.  A change in any of those assumptions or judgments could change the compensation expense that is charged against our earnings and, consequently, adversely affect our results of operations.  See also Note 1 to the Consolidated Financial Statements – Significant Accounting Policies:  Share-Based Payment.

In addition, recent regulations implemented by NASDAQ requiring shareholder approval for all stock option plans as well as recent regulations implemented by NYSE prohibiting NYSE member organizations from giving a proxy to vote on equity-compensation plans unless the beneficial owner of the shares has given voting instructions could make it more difficult for us to grant equity-based awards to employees in the future.  To the extent that these or other new regulations make it more difficult or expensive to grant options to employees, we may incur compensation costs, productivity losses, change our equity compensation strategy or find it difficult to attract, retain and motivate employees, each of which could materially and adversely affect our business.

The future trading price of our common stock could be subject to wide fluctuations in response to a variety of factors.

The market price of our common stock has fluctuated significantly in the past and is likely to fluctuate in the future.  The future trading price of our common stock could be subject to wide fluctuations in response to a variety of factors, many of which are beyond our control, including, but not limited to:

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

The outcome of currently ongoing and future examinations of our income tax returns by the IRS could have an adverse effect on our results of operations.

We are subject to continued examination of our income tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. There can be no assurance that the outcomes from these continuing examinations will not have an adverse effect on future operating results.

In the event we make acquisitions, we may not be able to successfully integrate such acquisitions or attain the anticipated benefits.

While acquisitions do not represent a major part of our growth strategy, from time to time we may consider financially attractive and strategic acquisitions if such opportunities arise. Any transactions that we complete may involve a number of risks, including:  the diversion of our management’s attention from our existing business to integrate the operations and personnel of the acquired or combined business or joint venture, or possible adverse effects on our operating results during the integration process.  In addition, we may not be able to successfully or profitably integrate, operate, maintain and manage our newly acquired operations or employees. We may not be able to maintain uniform standards, controls, procedures and policies, and this may lead to operational inefficiencies.

Item 1B.         UNRESOLVED STAFF COMMENTS

None.

Item 2.            PROPERTIES

At March 31, 2006, we owned the facilities described below:

Location

Approx. Total Sq. Ft.

Uses

Chandler, Arizona (1)	415,000	Executive and Administrative Offices; Wafer Probe; R&D Center; Sales and Marketing; and Computer and Service Functions
Tempe, Arizona	379,000	Wafer Fabrication (Fab 2); R&D Center; Administrative Offices; and Warehousing
Puyallup, Washington (2)	700,000	Wafer Fabrication (Fab 3); R&D Center; Administrative Offices; and Warehousing (non-operational; held-for-future-use)
Gresham, Oregon	826,500	Wafer Fabrication (Fab 4); R&D Center; Administrative Offices; and Warehousing
Chacherngsao, Thailand (3)	290,000	Test and Assembly; Sample Center; Warehousing; and Administrative Offices

(1)          On June 30, 2003, we completed closure of Fab 1 on our Chandler campus, and integrated certain of the personnel and processes into Fab 2.

(2)          Currently non-operational and being held-for-future-use.  Fab 3 consists of manufacturing buildings and land, with no equipment.

(3)          Located in the Alphatechnopolis Industrial Park near Bangkok on land to which we expect to acquire title in accordance with our agreement with the landowner.  Progress towards obtaining full title of the land has been delayed due to a bankruptcy relating to the seller of the land.  At this time it is not possible to estimate when, or if, full title transfer will be completed.  We have provided reserves that we estimate will be adequate to obtain full title.  Such reserves are set at the estimated fair value of the land.

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

Our common stock is traded on NASDAQ under the symbol “MCHP.”  Our common stock has been quoted on NASDAQ since our initial public offering on March 19, 1993.  The following table sets forth the quarterly high and low closing prices of our common stock as reported by NASDAQ for our last two fiscal years.

Fiscal 2006	High	Low	Fiscal 2005	High	Low

First Quarter	$30.68	$24.60	First Quarter	$32.63	$26.80
Second Quarter	32.61	28.52	Second Quarter	30.61	25.26
Third Quarter	34.64	27.30	Third Quarter	30.63	26.03
Fourth Quarter	37.74	32.13	Fourth Quarter	28.49	24.28

On May 12, 2006, there were approximately 477 holders of record of our common stock.  This figure does not reflect beneficial ownership of shares held in nominee names.

We have been declaring and paying quarterly cash dividends since the third quarter of fiscal 2003.  Our total cash dividends paid were $120.1 million, $43.0 million and $23.3 million in fiscal 2006, fiscal 2005 and fiscal 2004, respectively.  The following table sets forth our quarterly cash dividends per common share and the total amount of the dividend payment for each quarter in fiscal 2006 and fiscal 2005 (amounts in thousands, except per share amounts).

Fiscal 2006	Dividends per Common Share	Amount of Dividend Payment	Fiscal 2005	Dividends per Common Share	Amount of Dividend Payment

First Quarter	$0.095	$19,795	First Quarter	$0.040	$8,267
Second Quarter	0.125	26,172	Second Quarter	0.046	9,473
Third Quarter	0.160	33,645	Third Quarter	0.052	10,752
Fourth Quarter	0.190	40,492	Fourth Quarter	0.070	14,508

On April 25, 2006, we declared a quarterly cash dividend of $0.215 per share, which was paid on May 23, 2006 to stockholders of record on May 9, 2006 and the total amount of such dividend was $46.0 million.  Our Board is free to change its dividend practices at any time and to decrease or increase the dividend paid, or not to pay a dividend, on our common stock on the basis of our results of operations, financial condition, cash requirements and future prospects, and other factors deemed relevant by our Board.  Our current intent is to provide for ongoing quarterly cash dividends depending upon market conditions and our results of operations.

On April 22, 2004, our Board of Directors authorized the repurchase of up to 2,500,000 shares of our common stock in the open market or privately negotiated transactions.  As of March 31, 2006, 1,495,166 shares related to this authorization remained available to be purchased under this program.  We did not repurchase any shares of our common stock in the fourth quarter of fiscal 2006.

Please refer to “Item 12, Security Ownership Of Certain Beneficial Owners And Management And Related Stockholder Matters,” at page 41 below, for the information required by Item 201(d) of Regulation S-K with respect to securities authorized for issuance under our equity compensation plans at March 31, 2006.

Item 6.            SELECTED FINANCIAL DATA

You should read the following selected consolidated financial data for the five-year period ended March 31, 2006 in conjunction with our Consolidated Financial Statements and Notes thereto and, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Items 7 and 8 of this Form 10-K.  Our consolidated statements of income data for each of the years in the three-year period ended March 31, 2006, and the balance sheet data as of March 31, 2006 and 2005, are derived from our audited consolidated financial statements, included in Item 8 of this Form 10-K. The statements of operations data for the years ended March 31, 2003 and 2002 and balance sheet data as of March 31, 2004, 2003 and 2002 have been derived from our consolidated audited financial statements not included herein (for information below all amounts are in thousands, except per share data).

Statement of Income Data:

	Year Ended March 31,
	2006	2005	2004	2003	2002

Net sales	$927,893	$846,936	$699,260	$651,462	$571,254
Cost of sales	377,016	362,961	349,301	299,227	284,518
Research and development	94,926	93,040	85,389	87,963	81,650
Selling, general and administrative	129,587	111,188	92,411	89,355	82,615
Special charges (1)	—	21,100	865	50,800	—
Operating income	326,364	258,647	171,294	124,117	122,471
Interest income (expense), net	30,786	16,864	4,639	3,344	4,344
Other income (expense), net	2,035	1,757	1,963	871	376
Income before income taxes	359,185	277,268	177,896	128,332	127,191
Income tax provision	116,816	63,483	40,634	28,657	32,377
Income before cumulative effect of change in accounting principle	242,369	213,785	137,262	99,675	94,814
Cumulative effect of change in accounting principle (2)	—	—	—	11,443	—
Net income	$242,369	$213,785	$137,262	$88,232	$94,814
Basic net income per common share	$1.15	$1.03	$0.67	$0.44	$0.48
Diluted net income per common share	$1.13	$1.01	$0.65	$0.42	$0.45
Dividends declared per common share	$0.570	$0.208	$0.113	$0.040	$—
Basic common shares outstanding	210,104	206,740	206,032	202,483	199,184
Diluted common shares outstanding	215,024	211,962	212,172	210,646	208,907

Balance Sheet Data:

	March 31,
	2006	2005	2004	2003	2002
Working capital	$509,860	$768,683	$613,894	$393,979	$381,211
Total assets	2,350,596	1,817,554	1,622,143	1,428,275	1,275,600
Long-term obligations, less current portion	—	—	—	—	—
Stockholders’ equity	1,726,189	1,485,734	1,320,517	1,178,949	1,075,779

(1)                There were no special charges during the fiscal years ended March 31, 2006 and March 31, 2002.  Detailed discussions of the special charges for the fiscal years ended March 31, 2005 and 2004 are contained in Note 2 to the Consolidated Financial Statements.  Detailed explanations of the special charges for the fiscal year ended March 31, 2003 are provided below.  The following table presents a summary of special charges for the five-year period ended March 31, 2006:

	Year Ended March 31,
	2006	2005	2004	2003	2002

Intellectual property settlement	$—	$21,100	$—	$—	$—
Contract cancellation, severance and other costs related to Fab 1 closure	—	—	865	—	—
Fab 3 impairment charge	—	—	—	41,500	—
In-process research and development charge	—	—	—	9,300	—

Totals	$—	$21,100	$865	$50,800	$—

(2)                We changed our revenue recognition policy as it relates to Asia regional distributors during fiscal 2003.  See “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Change in Accounting Principle,” beginning at page 23 below, for a discussion of this change.

Fiscal 2003

Fab 3 Impairment Charge

During the September 2002 quarter, we recorded a $41.5 million asset impairment charge as described below.

During July 2000, we acquired a semiconductor manufacturing facility in Puyallup, Washington, referred to as Fab 3.  The original purchase consisted of semiconductor manufacturing facilities and real property.  It was our intention to bring Fab 3 to productive readiness and commence volume production of 8-inch wafers using its 0.7 and 0.5 micron process technologies by August 2001.  Due to deteriorating business conditions in the semiconductor industry during fiscal 2002, we delayed the intended production start up of Fab 3.  Fab 3 has never been brought to productive readiness.

In August 2002 we acquired a semiconductor manufacturing facility in Gresham, Oregon, referred to as Fab 4.  After the acquisition of Fab 4 was completed, we undertook an analysis of the potential production capacity at Fab 4.  The results of the production capacity analysis at that time led us to determine that Fab 3’s capacity would not be needed in the foreseeable future and during the second quarter of fiscal 2003 we committed to a plan to sell Fab 3.  Subsequently, we retained a third-party broker to market Fab 3 on our behalf and began actively seeking potential buyers.  Accordingly, Fab 3 was classified as an asset held-for-sale as of September 30, 2002 and maintained that classification until March 31, 2005.

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

During the quarter ended September 30, 2002, we recorded an asset impairment charge of $4.6 million to write-down certain excess manufacturing equipment located at Fab 3 to its net realizable value of $0.2 million.  This manufacturing equipment became “excess” as a result of duplicate equipment acquired in the purchase of Fab 4.  The net realizable value for the excess manufacturing equipment was determined based on management estimates.  Substantially all of the other manufacturing equipment located at Fab 3 has been transferred to and will be used in our other wafer fabrication facilities located in Tempe, Arizona (Fab 2) and Gresham, Oregon (Fab 4).

At March 31, 2005, we changed the classification of Fab 3 from an asset held-for-sale to an asset held-for-future-use.  Fab 3 had been on the market for over two years, and we had not received any acceptable offers on the facility.  Over that period of time, our business had increased significantly and over the next several years we will need to begin planning for future wafer fabrication capacity as a larger percentage of Fab 4’s clean room capacity is utilized.  We determined that the appropriate action to take was to stop actively marketing the Fab 3 facility and hold it for its future use.  As a result of this change in classification, we had to assess the fair value of the Fab 3 asset to determine if any additional impairment charge was required upon the change in classification from “held-for-sale” to “held-for-future-use” under Statement of Financial Accounting Standards (“SFAS”) No. 144.  We performed a discounted cash flow analysis of the Fab 3 asset based on various financial projections in developing the fair value estimate given that it was the best available valuation technique for the asset.  The discounted cash flow analysis confirmed the carrying value of the Fab 3 asset at March 31, 2005 was not in excess of its fair value.  We began to depreciate the Fab 3 asset in April 2005.

PowerSmart In-Process Research and Development Charge

On June 5, 2002, we completed the acquisition of PowerSmart, Inc. in which we acquired all of PowerSmart’s outstanding capital stock and assumed certain stock options for consideration of $54.0 million in cash plus other acquisition-related costs of $1.2 million.  The acquisition was accounted for as a purchase business combination in accordance with SFAS No. 141, “Business Combinations”, and accordingly, the results of PowerSmart’s operations are included in our consolidated results from the date of the acquisition.  The acquisition was not considered significant under the rules and regulations of the SEC (Rule 3-05 of Regulation S-X).

The purchase price was allocated among PowerSmart’s tangible and intangible assets, in-process research and development and goodwill.  Management determined the value assigned to the assets acquired through various methods including assistance from a third-party appraisal.  An allocation of $9.3 million of the purchase price was assigned to in-process research and development and was written off at the date of the acquisition.  The amount paid in excess of the fair value of the net tangible assets was allocated to separately identifiable intangible assets based upon an independent valuation analysis.

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

Note Regarding Forward-looking Statements

This report, including “Item 1 – Business,” “Item 1A – Risk Factors,” and “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains certain forward-looking statements that involve risks and uncertainties, including statements regarding our strategy, financial performance and revenue sources.  We use words such as “anticipate,” “believe,” “plan,” “expect,” “estimate,” “future,” “intend” and similar expressions to identify forward-looking statements.  These forward-looking statements include, without limitation, statements regarding the following:

•                  The effects and amount of competitive pricing pressure on our product lines;

•                  Our ability to moderate future average selling price declines;

•                  The effect of product mix on gross margin;

•                  The amount of changes in demand for our products and those of our customers;

•                  The level of orders that will be received and shipped within a quarter;

•                  The effect that distributor and customer inventory holding patterns will have on us;

•      Our belief that customers recognize our products and brand name and use distributors as an effective supply channel;

•                  Our ability to increase the proprietary portion of our analog and interface product lines and the effect of such an increase;

•                  The impact of any supply disruption we may experience;

•                  Our ability to effectively utilize our facilities at appropriate capacity levels and anticipated costs;

•                  That our existing facilities are adequate to respond to demand for the next 12 months;

•                  That manufacturing costs will be reduced by transition to advanced process technologies;

•                  Our ability to absorb fixed costs, labor and other direct manufacturing costs;

•                  Our ability to maintain manufacturing yields;

•                  Continuing our investments in new and enhanced products;

•                  The ability to attract and retain qualified personnel;

•                  The cost effectiveness of using our own assembly and test operations;

•                  Our anticipated level of capital expenditures;

•                  Continuing to see patents on our inventions;

•                  Continuation of quarterly cash dividends;

•                  The sufficiency of our existing sources of liquidity;

•                  The impact of seasonality on our business;

•                  Expected impact of SFAS 123R on our business;

•                  That the resolution of legal actions will not harm our business;

•                  That the idling of assets will not impair the value of such assets;

•                  Our intent to pay-down short-term borrowings;

•                  The recoverability of our deferred tax assets;

•                  The adequacy of our tax reserves to offset any potential tax liabilities;

•                  Our belief that the expiration of any tax holidays will not have a material impact;

•                  The ability to obtain title to our Thailand facility, its fair value and adequacy of associated reserves;

•                  The accuracy of our estimates of the useful life and values of our property;

•                  The timing and amounts of future contractual obligations;

•                  The effect that expiration of any particular patent may have;

•                  Our ability to obtain intellectual property licenses and minimize the effects of litigation;

•                  The level of risk we are exposed to for product liability claims;

•                  The amount of labor unrest, political instability, governmental interference and changes in general economic conditions that we experience;

•                  The effect of increases in market interest rates on income and/or cash flows; and

•                  The effect of fluctuations in currency rates;

Our actual results could differ materially from the results anticipated in these forward-looking statements as a result of certain factors including those set forth in “Item 1A – Risk Factors,” and elsewhere in this Form 10-K.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  You should not place undue reliance on these forward-looking statements.  We disclaim any obligation to update information contained in any forward-looking statement.

Introduction

The following discussion should be read in conjunction with the condensed consolidated financial statements and the related notes that appear elsewhere in this document, as well as with other sections of this Annual Report on Form 10-K, including “Item 1 – Business”; “Item 6 – Selected Financial Data”; and “Item 8 – Financial Statements and Supplementary Data.”

We begin our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) with a summary of Microchip’s overall business strategy to give the reader an overview of the goals of our business and the overall direction of our business and products.  This is followed by a discussion of the Critical Accounting Policies and Estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results.  In the next section, beginning at page 27, we discuss our Results of Operations for fiscal 2006 compared to fiscal 2005, and for fiscal 2005 compared to fiscal 2004.  We then provide an analysis of changes in our balance sheet and cash flows, and discuss our financial commitments in sections titled “Liquidity and Capital Resources,” “Contractual Obligations” and “Off-Balance Sheet Arrangements.”

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

We market our products worldwide primarily through a network of direct sales personnel and distributors.  Our distributors focus primarily on servicing the product and technical support requirements of a broad base of diverse customers.  We believe that our direct sales personnel combined with our distributors provide an effective means of reaching this broad and diverse customer base.  Our direct sales force focuses primarily on major strategic accounts in three geographical markets: the Americas, Europe and Asia.  We currently maintain sales and support centers in major metropolitan areas in North America, Europe and Asia.  We believe that a strong technical service presence is essential to the continued development of the embedded control market.  Many of our field sales engineers (FSEs), field application engineers (FAEs), and sales management have technical degrees and have been previously employed in an engineering environment.  We believe that the technical knowledge of our sales force is a key competitive advantage in the sale of our products.  The primary mission of our FAE team is to provide technical assistance to strategic accounts and to conduct periodic training sessions for FSEs and distributor sales teams.  FAEs also frequently conduct technical seminars in major cities around the world, and work closely with our distributors to provide technical assistance and end-user support.

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

Inventories

Inventories are valued at the lower of cost or market using the first-in, first-out method.  We write down our inventory for estimated obsolescence or unmarketable inventory in an amount equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions.  If actual market conditions are less favorable than those we projected, additional inventory write-downs may be required.  Inventory impairment charges establish a new cost basis for inventory and charges are not subsequently reversed to income even if circumstances later suggest that increased carrying amounts are recoverable.  In estimating our reserves for obsolescence, we primarily evaluate estimates of demand over a 12-month period and provide reserves for inventory on hand in excess of the estimated 12-month demand.

Income Taxes

As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate.  This process involves estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes.  These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet.  We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income within the relevant jurisdiction and to the extent we believe that recovery is not likely, we must establish a valuation allowance.  We have not provided for a valuation allowance because we believe that it is more likely than not that our deferred tax assets will be recovered from future taxable income.  Should we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.  At March 31, 2006, our gross deferred tax asset was $78.5 million.

Various taxing authorities in the United States and other countries in which we do business are increasing their scrutiny of various tax structures employed by businesses.  Companies of our size and complexity are regularly audited by the taxing authorities in the jurisdictions in which they conduct significant operations.  We are currently under audit by the United States Internal Revenue Service (“IRS”) for our fiscal years ended March 31, 1998, 1999, 2000 and 2001.  As part of this ongoing audit, the IRS has proposed certain adjustments related to positions reflected on these returns.  The IRS has issued formal assessments for these adjustments.  We do not agree with these adjustments and are appealing these assessments.  We recognize liabilities for anticipated tax audit issues in the United States and other tax jurisdictions based on our estimate of whether, and the extent to which, additional tax payments are probable.  We believe that we maintain adequate tax reserves to offset any potential tax liabilities that may arise upon final resolution of the pending audit through either settlement or the appeals process with the IRS.  The IRS is currently auditing our fiscal years ended March 31, 2002, 2003 and 2004.  We believe that we maintain adequate tax reserves to offset any potential tax liabilities that may arise upon these and other audits in the United States and other countries in which we do business.  If such amounts ultimately prove to be unnecessary, the resulting reversal of such reserves would result in tax benefits being recorded in the period the reserves are no longer deemed necessary.  If such amounts ultimately prove to be less than an ultimate assessment, a future charge to expense would be recorded in the period in which the assessment is determined.

Property, Plant & Equipment

Property, plant and equipment are stated at cost.  Major renewals and improvements are capitalized, while maintenance and repairs are expensed when incurred.  At March 31, 2006, the carrying value of our property and equipment totaled $660.0 million, which represents 28.1% of our total assets.  This carrying value reflects the application of our property and equipment accounting policies, which incorporate estimates, assumptions and judgments relative to the useful lives of our property and equipment.  Depreciation is provided on a straight-line basis over the estimated useful lives of the related assets, which range from five to seven years on manufacturing equipment and approximately 30 years on buildings.

We began production activities at Fab 4 on October 31, 2003.  We began to depreciate the Fab 4 assets as they were placed in service for production purposes.  As of March 31, 2006, all of the buildings and supporting facilities were being depreciated as well as the manufacturing equipment that had been placed in service.  All manufacturing equipment that was not being used in production activities was maintained in projects in process and is not being depreciated until it is placed into service since management believes there will be no change to its utility from the present time until it is placed into productive service.  The lives to be used for depreciating this equipment at Fab 4 will be evaluated at such time as the assets are placed in service.  We do not believe that the temporary idling of such assets has impaired the estimated life or carrying values of the underlying assets.

On March 31, 2005, we changed the classification of Fab 3 from an asset held-for-sale to an asset held-for-future-use.  Fab 3 had been on the market for over two years, and we had not received any acceptable offers on the facility.  Over that period of time, our business had increased significantly and over the next several years we will need to begin planning for future wafer fabrication capacity as a larger percentage of Fab 4’s clean room capacity is utilized.  We determined that the appropriate action to take was to stop actively marketing the Fab 3 facility and hold it for our future use.  As a result of this change in classification, we had to assess the fair value of the Fab 3 asset to determine if any additional impairment charge was required upon the change in classification from “held-for-sale” to “held-for-future-use” under SFAS No. 144.  We performed a discounted cash flow analysis of the Fab 3 asset based on various financial projections in developing the fair value estimate given that it was the best available valuation technique for the asset.  The discounted cash flow analysis confirmed the carrying value of the Fab 3 asset at March 31, 2005 was not in excess of its fair value.  If indicators of impairment for the Fab 3 assets arise in the future, we will determine if the sum of the estimated undiscounted cash flows attributable to the assets in question are less than their carrying value.  If less, we would recognize an impairment loss on the excess of the carrying amount of the assets over their respective fair values.  We began to depreciate the Fab 3 asset in April 2005.

The estimates, assumptions and judgments we use in the application of our property and equipment policies reflect both historical experience and expectations regarding future industry conditions and operations.  The use of different estimates, assumptions and judgments regarding the useful lives of our property and equipment and expectations regarding future industry conditions and operations, could result in materially different carrying values of assets and results of operations.

We do not currently hold title to the land on which our Thailand facility resides.  The land is subject to a bankruptcy relating to the seller of the land.  We have provided reserves that we estimate will be adequate to obtain full title.  Such reserves are set at the estimated fair value of the land.  However, timing of the resolution is difficult to predict and the ultimate amount to be paid could change.

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

Litigation

Our current estimated range of liability related to pending litigation is based on the probable loss of claims for which we can estimate the amount and range of loss.  Recorded reserves were not significant at March 31, 2006.

Because of the uncertainties related to both the probability of loss and the amount and range of loss on the pending litigation, we are unable to make a reasonable estimate of the liability that could result from an unfavorable outcome.  As additional information becomes available, we will assess the potential liability related to our pending litigation and revise our estimates.  Revisions in our estimates of the potential liability could materially impact our results of operation and financial position.

Results of Operations

The following table sets forth certain operational data as a percentage of net sales for the years indicated:

	Year Ended March 31,
	2006	2005	2004

Net sales	100.0%	100.0%	100.0%
Cost of sales	40.6%	42.9%	50.0%
Gross profit	59.4%	57.1%	50.0%
Research and development	10.2%	11.0%	12.2%
Selling, general and administrative	14.0%	13.1%	13.2%
Special charges	—%	2.5%	0.1%
Operating income	35.2%	30.5%	24.5%

Net Sales

We operate in one industry segment and engage primarily in the design, development, manufacture and marketing of semiconductor products.  We sell our products to distributors and original equipment manufacturers, referred to as OEMs, in a broad range of market segments, perform ongoing credit evaluations of our customers and generally require no collateral.

Our net sales of $927.9 million in fiscal 2006 increased by $81.0 million, or 9.6%, over fiscal 2005, and net sales of $846.9 million in fiscal 2005 increased by $147.6 million, or 21.1%, over fiscal 2004.  The increases in net sales in fiscal 2006 compared to fiscal 2005 and in fiscal 2005 compared to fiscal 2004 resulted primarily from increased demand, predominantly for our proprietary microcontroller and analog products.  Average selling prices for our products were down approximately 4% in fiscal 2006 over fiscal 2005 and approximately 4% in fiscal 2005 over fiscal 2004.  The number of units of our products sold was up approximately 14% in fiscal 2006 over fiscal 2005 and approximately 26% in fiscal 2005 over fiscal 2004.  The average selling prices and the unit volumes of our sales are impacted by the mix of our products sold and overall semiconductor market conditions.  We believe that we have continued to grow our percentage of market share in the embedded control market over the last three fiscal years.  Key factors in achieving the amount of net sales during the last three fiscal years include:

•                  continued market share gains

•                  increasing semiconductor content in our customers’ products

•                  customers’ increasing needs for the flexibility offered by our programmable solutions

•                  our new product offerings that have increased our served available market

•                  increasing demand for our products

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

Sales by product line for the fiscal years ended March 31, 2006, 2005 and 2004 were as follows (dollars in thousands):

	Year Ended March 31,
	2006	%	2005	%	2004	%

Microcontrollers	$736,179	79.3	$674,902	79.7	$556,764	79.6
Memory products	125,335	13.5	115,120	13.6	91,640	13.1
Analog and interface products	66,379	7.2	56,914	6.7	50,856	7.3

Total Sales	$927,893	100.0%	$846,936	100.0%	$699,260	100.0%

Microcontrollers

Our microcontroller product line represents the largest component of our total net sales.  Microcontrollers and associated application development systems accounted for approximately 79.3% of our total net sales in fiscal 2006, approximately 79.7% of our total net sales in fiscal 2005 and approximately 79.6% of our total net sales in fiscal 2004.

Net sales of our microcontroller products increased approximately 9.1% in fiscal 2006 compared to fiscal 2005, and increased approximately 21.2% in fiscal 2005 compared to fiscal 2004.  The increases in net sales were primarily due to increased demand for our microcontroller products in end markets, driven principally by market share gains and those factors described above under “Net Sales” at page 27.  The end markets that we serve include the automotive, communications, computing, consumer and industrial control markets.

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

Memory Products

Sales of our memory products accounted for approximately 13.5% of our total net sales in fiscal 2006, approximately 13.6% of our total net sales in fiscal 2005 and approximately 13.1% of our total net sales in fiscal 2004.

Net sales of our memory products increased approximately 8.9% in fiscal 2006 compared to fiscal 2005, and increased approximately 25.6% in fiscal 2005 compared to fiscal 2004, driven primarily by customer demand conditions within the Serial EEPROM market, which products comprise substantially all of our memory product net sales.

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

Analog and Interface Products

Sales of our analog and interface products accounted for approximately 7.2% of our total net sales in fiscal 2006, 6.7% of our total net sales in fiscal 2005 and approximately 7.3% of our total net sales in fiscal 2004.

Net sales of our analog and interface products increased approximately 16.6% in fiscal 2006 compared to fiscal 2005 and increased approximately 11.9% in fiscal 2005 compared to fiscal 2004.  The increase in net sales of our analog and interface products in these periods were driven primarily by new proprietary design wins, supply and demand conditions within the market and our ability to gain market share.

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

Distribution

Distributors accounted for 65% of our net sales in fiscal 2006 and fiscal 2005, and 64% of our net sales in fiscal 2004.

Our largest distributor accounted for approximately 14% of our net sales in fiscal 2006, and approximately 13% of our net sales in fiscal 2005 and fiscal 2004.  Our two largest distributors together accounted for 25% of our net sales in fiscal 2006, fiscal 2005 and fiscal 2004.

Generally, we do not have long-term agreements with our distributors and we, or our distributors, may terminate their relationships with us with little or no advanced notice.  The loss of, or the disruption in the operations of, one or more of our distributors could reduce our future net sales in a given quarter and could result in an increase in inventory returns.

At March 31, 2006, distributors were maintaining an average of approximately 2.0 months of inventory of our products.  Over the past three fiscal years, the months of inventory maintained by our distributors have fluctuated between approximately 2.0 months and 2.5 months.  Thus, inventory levels at our distributors are at the low end of the range we have experienced over the last three years.  We do not believe that inventory holding patterns at our distributors will materially impact our net sales, due to the fact that we recognize revenue based on sell through for all of our distributors.

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

We do not offer material incentive programs to our distributors.

Sales by Geography

Sales by geography for the fiscal years ended March 31, 2006, 2005 and 2004 were as follows (dollars in thousands):

	Year Ended March 31,
	2006	%	2005	%	2004	%

Americas	$266,353	28.7	$248,881	29.4	$219,641	31.4
Europe	255,367	27.5	232,493	27.4	194,187	27.8
Asia	406,173	43.8	365,562	43.2	285,432	40.8

Total Sales	$927,893	100.0%	$846,936	100.0%	$699,260	100.0%

Our sales to foreign customers have been predominately in Asia and Europe, which we attribute to the manufacturing strength in those areas for automotive, communications, computing, consumer and industrial control products.  Americas sales include sales to customers in the United States, Canada, Central America and South America.  Sales to customers in Asia have increased during the last three fiscal years due to many of our customers transitioning their manufacturing operations to Asia and growth in demand from the emerging Asian market.

Sales to foreign customers accounted for approximately 74% of our net sales in fiscal 2006, 73% of our net sales in fiscal 2005, and 71% of our net sales in fiscal 2004.  Substantially all of our foreign sales are U.S. dollar denominated.

Sales to customers in China, including Hong Kong, accounted for approximately 17% of our net sales in fiscal 2006 and fiscal 2005 and approximately 14% of our net sales in fiscal 2004.  Sales to customers in Taiwan accounted for approximately 10% of our net sales in fiscal 2006 and fiscal 2005.  We did not have sales into any other countries that exceeded 10% of our net sales during the last three fiscal years.

Gross Profit

Our gross profit was $550.9 million in fiscal 2006, $484.0 million in fiscal 2005 and $350.0 million in fiscal 2004.  Gross profit as a percent of sales was 59.4% in fiscal 2006, 57.1% in fiscal 2005 and 50.0% in fiscal 2004.

The most significant factors affecting gross profit percentage over the past three fiscal years were:

•                  Improvements in capacity utilization and product absorption, which positively affected gross margin by $23.0 million in fiscal 2006 compared to fiscal 2005, and by $11.8 million in fiscal 2005 compared to fiscal 2004.

•                  $31.8 million in accelerated depreciation and other costs associated with the closure of Fab 1, which negatively affected gross margin in fiscal 2004.

•                  Changes in period cost of sales in Fab 3 and Fab 4, our non-operational facilities at certain times during the last three fiscal years, which impact gross margin.  Period cost of sales amounted to $5.6 million in fiscal 2006, $3.3 million in fiscal 2005 and $18.1 million in fiscal 2004.

•                  A one-week unpaid shutdown negatively affecting gross profit by $1.7 million in fiscal 2004.  The shutdown occurred in the three months ended September 30, 2003 and had a negative impact on gross profit due to the fact that certain fixed costs including depreciation, utilities, property taxes and other ongoing costs continued when the factory was shut down.  There were no shutdowns in fiscal 2006 or fiscal 2005.

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

During fiscal 2006, we operated at approximately 98% of our Fab 2 capacity, which favorably impacted gross margins compared to fiscal 2005.  During fiscal 2005, we operated at approximately 96% of our Fab 2 capacity, which favorably impacted gross margins compared to fiscal 2004.  Our utilization of Fab 4’s total capacity is at relatively low levels although we are utilizing all of the installed equipment base.  We expect to maintain the current level of capacity utilization at Fab 2 and Fab 4 during the first quarter of fiscal 2007.

The process technologies utilized impact our gross margins.  Fab 2 currently utilizes various manufacturing process technologies, but predominantly utilizes our 0.5 to 1.0 micron processes.  At March 31, 2006, Fab 4 predominantly utilized our 0.5 micron process technology.  We continue to transition products to more advanced process technologies to reduce future manufacturing costs.  Since the closure of Fab 1 in June 2003, all of our production has been on 8-inch wafers.  The first quarter of fiscal 2004, approximately 80% of our production was on 8-inch wafers.

Our overall inventory levels were $115.0 million at March 31, 2006, compared to $103.7 million at March 31, 2005 and $94.5 million at March 31, 2004.  We maintained 106 days of inventory on our balance sheet at March 31, 2006 compared to 107 days of inventory at March 31, 2005 and 101 days at March 31, 2004.

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

At March 31, 2006, approximately 66% of our assembly requirements were performed in our Thailand facility, compared to approximately 70% as of March 31, 2005 and approximately 71% at March 31, 2004.  Contractors located in Asia perform the balance of our assembly operations.  Substantially all of our test requirements were performed in our Thailand facility over the last three fiscal years.  We believe that the assembly and test operations performed at our Thailand facility provide us with significant cost savings when compared to contractor assembly and test costs, as well as increased control over these portions of the manufacturing process.

We rely on outside wafer foundries for a small portion of our wafer fabrication requirements.

Research and Development (R&D)

R&D expenses for fiscal 2006 were $94.9 million, or 10.2% of sales, compared to $93.0 million, or 11.0% of sales, for fiscal 2005 and $85.4 million, or 12.2% of sales, for fiscal 2004.  We are committed to investing in new and enhanced products, including development systems software, and in our design and manufacturing process technologies.  We believe these investments are significant factors in maintaining our competitive position.  We expense all R&D costs as incurred.  R&D expenses include expenditures for labor, depreciation, masks, prototype wafers, and expenses for the development of process technologies, new packages, and software to support new products and design environments.

R&D expenses increased $1.9 million, or 2.0%, for fiscal 2006 over fiscal 2005.  The primary reasons for the dollar increase in R&D costs in fiscal 2006 compared to fiscal 2005 was higher labor and recruitment costs as a result of expanding our technical resources and increases in bonuses.  R&D expenses increased $7.6 million, or 9.0%, for fiscal 2005 over fiscal 2004.  The primary reasons for the dollar increase in R&D costs in fiscal 2005 compared to fiscal 2004 was higher labor costs as a result of expanding our technical resources and increasing bonuses.

Selling, General and Administrative

Selling, general and administrative expenses for fiscal 2006 were $129.6 million, or 14.0% of sales, compared to $111.2 million, or 13.1% of sales, for fiscal 2005, and $92.4 million, or 13.2% of sales, for fiscal 2004.  Selling, general and administrative expenses include salary expenses related to field sales, marketing and administrative personnel, advertising and promotional expenditures and legal expenses.  Selling, general and administrative expenses also include costs related to our direct sales force and field applications engineers who work in sales offices worldwide to stimulate demand by assisting customers in the selection and use of our products.

Selling, general and administrative expenses increased $18.4 million, or 16.5%, for fiscal 2006 over fiscal 2005.  The primary reasons for the dollar increases in selling, general and administrative expenses in fiscal 2006 over fiscal 2005 were higher labor costs as a result of expanding our internal resources, increases in bonuses and increases in travel expenses.  Selling, general and administrative expenses increased $18.8 million, or 20.3%, for fiscal 2005 over fiscal 2004.  The primary reasons for the dollar increase in selling, general and administrative expenses in fiscal 2005 over fiscal 2004 were higher labor costs as a result of expanding our internal resources, increases in bonuses, increases in travel expenses and increases in audit and legal services.

Selling, general and administrative expenses fluctuate over time, primarily due to revenue and operating expense investment levels.

Special Charges

The following table presents a summary of special charges for the fiscal years ended March 31, 2005 and 2004 (dollars in thousands).

	Year Ended March 31,
	2005	2004

Patent license settlement	$21,100	$—
Contract cancellation, severance and other costs related to Fab 1 closure	—	865

Totals	$21,100	$865

There were no special charges in fiscal 2006.

Fiscal 2005

Settlement with U.S. Philips Corporation

In fiscal 2005, we reached an agreement with U.S. Philips Corporation and Philips Electronics North America Corp. (together “Philips”) regarding patent license litigation between Philips and ourselves.  The agreement included dismissal of the then pending litigation and the cross-license of certain patents between Philips and Microchip.  We recorded a special charge of $21.1 million in the quarter ended June 30, 2004 associated with this matter.  As part of the settlement, we licensed certain of our patents related to 8-pin microcontrollers to Philips, and Philips licensed its patents related to I2C serial communications to us, each on fully-paid up, non-royalty bearing worldwide licenses.  The definitive agreement related to this matter was finalized and executed, and we made a cash payment to Philips during our fiscal quarter ending September 30, 2004.

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

Other Income (Expense)

Interest income in fiscal 2006 increased from interest income in fiscal 2005 as our average invested balances were at higher levels in fiscal 2006 compared to fiscal 2005, and we earned a higher interest rate on our invested balances.  Interest income in fiscal 2005 increased from interest income in fiscal 2004 as our average invested balances were at higher levels in fiscal 2005 compared to fiscal 2004, and we extended the average maturity term of our invested balances and thus earned a higher interest rate on our invested balances.

Provision for Income Taxes

Provisions for income taxes reflect tax on our foreign earnings and federal and state tax on our U.S. earnings.  Our effective tax rate was 32.5% in fiscal 2006, 22.9% in fiscal 2005 and 22.8% in fiscal 2004, and is lower than statutory rates in the United States due primarily to lower tax rates at our foreign locations, R&D tax credits and export sales incentives.  Our effective tax rate in fiscal 2006 reflects a $30.6 million tax expense related to the repatriation of $500 million of foreign earnings under the American Jobs Creation Act (the “Jobs Act”) that was effective for the third quarter of fiscal 2006 which increased our effective tax rate in fiscal 2006 by 8.5%.

Various taxing authorities in the United States and other countries in which we do business are increasing their scrutiny of various tax structures employed by businesses.  Companies of our size and complexity are regularly audited by the taxing authorities in the jurisdictions in which they conduct significant operations.  We are currently under audit by the IRS for our fiscal years ended March 31, 1998, 1999, 2000 and 2001.  As part of this ongoing audit, the IRS has proposed certain adjustments related to positions reflected on these returns.  The IRS has issued formal assessments for these adjustments.  We do not agree with these adjustments and are appealing these assessments.  We recognize liabilities for anticipated tax audit issues in the United States and other tax jurisdictions based on our estimate of whether, and the extent to which, additional tax payments are probable.  We believe that we maintain adequate tax reserves to offset any potential tax liabilities that may arise upon final resolution of the pending audit through either settlement or the appeals process with the IRS.  The IRS recently began an audit of our fiscal years ended March 31, 2002, 2003 and 2004.  We believe that we maintain adequate tax reserves to offset any potential tax liabilities that may arise upon these and other audits in the United States and other countries in which we do business.  If such amounts ultimately prove to be unnecessary, the resulting reversal of such reserves would result in tax benefits being recorded in the period the reserves are no longer deemed necessary.  If such amounts ultimately prove to be less than any final assessment, a future charge to expense would be recorded in the period in which the assessment is determined.

Our Thailand manufacturing operations currently benefit from numerous tax holidays that have been granted to us by the Thailand government based on our investments in property, plant and equipment in Thailand.  Our tax holiday periods in Thailand expire at various times beginning in September 2006.  We do not expect the future expiration of any of our tax holiday periods in Thailand to have a material impact on our overall tax expense due to other tax holidays and an increase in income in other taxing jurisdictions with lower statutory rates.

Liquidity and Capital Resources

We had $1,285.1 million in cash, cash equivalents and short-term and long-term investments at March 31, 2006, an increase of $550.5 million from the March 31, 2005 balance. The increase in cash, cash equivalents and short-term and long-term investments over this time period is primarily attributable to our cash flows generated from operations and, to a lesser extent, from increases in short-term borrowings.

Net cash provided from operating activities was $437.3 million for fiscal 2006, $352.7 million for fiscal 2005 and $343.1 million for fiscal 2004. The increase in cash flow from operations was primarily due to increases in net income and changes in accounts payable and accrued liabilities.

Net cash used in investing activities was $136.6 million for fiscal 2006, $370.7 million for fiscal 2005 and $267.6 million in fiscal 2004.  The decrease in cash used in investing activities in fiscal 2006 over fiscal 2005 was primarily due to changes in our net purchases, sales and maturities of investments.  The increase in cash used in investing activities in fiscal 2005 over fiscal 2004 was due to changes in our net purchases, sales and maturities of investments.

Our level of capital expenditures varies from time to time as a result of actual and anticipated business conditions.  Capital expenditures were $76.3 million in fiscal 2006, $63.2 million in fiscal 2005 and $63.5 million in fiscal 2004.  The primary reasons for the dollar increase in capital expenditures in fiscal 2006 over fiscal 2005 was to fund capital expansion activities in our manufacturing operations.  We currently intend to spend approximately $80 million during the next 12 months to invest in equipment and facilities to maintain, and selectively increase, capacity to meet our currently anticipated needs.

We expect to finance capital expenditures through our existing cash balances and cash flows from operations.  We believe that the capital expenditures anticipated to be incurred over the next 12 months will provide sufficient manufacturing capacity to meet our currently anticipated needs.

Net cash provided by financing activities was $195.8 million for fiscal 2006.  Net cash used in financing activities was $18.6 million for fiscal 2005 and $24.0 million for fiscal 2004.  Proceeds from the sale of stock, the exercise of stock options and employee purchases under our employee stock purchase plan were $95.8 million for fiscal 2006, $47.2 million for fiscal 2005 and $53.2 million for fiscal 2004.  Cash expended for the repurchase of our common stock was $3.3 million in fiscal 2006, $68.3 million in fiscal 2005 and $53.9 million in fiscal 2004.  We had short-term borrowings of $269.0 million at March 31, 2006 and $45.5 million at March 31, 2005.  The short-term borrowings of $269.0 million at March 31, 2006 relate to transactions associated with the repatriation of foreign earnings under the Jobs Act.  During fiscal 2006, we paid down $45.5 million in short-term borrowings and initiated new borrowings of $269.0 million.  To complete the repatriation of $500 million, we initiated the $269.0 million in borrowings, which were collateralized against investments that are held in the foreign locations, allowing the investments to reach their normal maturity date.  We presently intend to pay down the short-term borrowings as those investments mature and new cash is generated in the foreign locations.  The short-term debt is a result of repurchase agreements that are in place with two investment firms.

On March 11, 2004, our Board of Directors authorized the repurchase of 2,500,000 shares of our common stock in the open market or in privately negotiated transactions.  As of March 31, 2006, we had repurchased the entire 2,500,000 common shares under this authorization for a total of $66.1 million.  On April 22, 2004, our Board of Directors authorized the repurchase of up to an additional 2,500,000 shares of our common stock in the open market or in privately negotiated transactions.  As of March 31, 2006, we had repurchased 1,004,834 common shares under this authorization for a total of $26.6 million.  As of March 31, 2006, all of the purchased shares under both authorizations had been reissued to fund stock option exercises and purchases under our employee stock purchase plan.  The timing and amount of any future repurchases will depend upon market conditions and corporate considerations.

On October 28, 2002, we announced that our Board of Directors had approved and instituted a quarterly cash dividend on our common stock.  The initial quarterly dividend of $0.02 per share was paid on December 6, 2003 in the amount of $4.0 million.  We have continued to pay quarterly dividends and have increased the amount of such dividends on a regular basis.  During fiscal 2004, we paid dividends in the amount of $0.113 per share for a total dividend payment of $23.3 million.  During fiscal 2005, we paid dividends in the amount of $0.208 per share for a total dividend payment of $43.0 million.  During fiscal 2006, we paid dividends in the amount of $0.57 per share for a total dividend payment of $120.1 million.  On April 25, 2006, we declared a quarterly cash dividend of $0.215 per share, which was paid on May 23, 2006, to stockholders of record on May 9, 2006 and the total amount of such dividend was $46.0 million.  Our Board is free to change its dividend practices at any time and to decrease or increase the dividend paid, or not to pay a dividend, on our common stock on the basis of our results of operations, financial condition, cash requirements and future prospects, and other factors deemed relevant by our Board.  Our current intent is to provide for ongoing quarterly cash dividends depending upon market conditions and our results of operations.

We enter into hedging transactions from time to time in an attempt to minimize our exposure to currency rate fluctuations.  Although none of the countries in which we conduct significant foreign operations have had a highly inflationary economy in the last five years, there is no assurance that inflation rates or fluctuations in foreign currency rates in countries where we conduct operations will not adversely affect our operating results in the future.  The hedging transactions outstanding at March 31, 2006 were immaterial.

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

Contractual Obligations

The following table summarizes our significant contractual obligations at March 31, 2006, and the effect such obligations are expected to have on our liquidity and cash flows in future periods.  This table excludes amounts already recorded on our balance sheet as current liabilities at March 31, 2006 (dollars in thousands):

	Payments Due by Period
	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years

Operating lease obligations	$9,531	$4,114	$4,195	$1,222	$—
Capital purchase obligations (1)	31,553	31,553	—	—	—
Other purchase obligations and commitments (2)	2,576	1,140	1,218	218	—
Long-term debt obligations	—	—	—	—	—

Total contractual obligations (3)	$43,660	$36,807	$5,413	$1,440	$—

(1)

Capital purchase obligations represent commitments for construction or purchases of property, plant and equipment. They are not recorded as liabilities on our balance sheet as of March 31, 2006, as we have not yet received the related goods or taken title to the property.

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

Off-Balance Sheet Arrangements

As of March 31, 2006, we are not involved in any off-balance sheet arrangements, as defined in Item 3(a)(4)(ii) of SEC Regulation S-K.

Recently Issued Accounting Pronouncements

During December 2004, the FASB issued SFAS No. 123 (Revised 2004) (“SFAS No. 123R”), Share-Based Payment, a revision of SFAS No. 123 and supersedes APB Opinion No. 25 and its related implementation guidance.  The Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions.  SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions).  That cost will be recognized over the period during which an employee is required to provide service in exchange for the award.  On March 29, 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB No. 107”), which provides the Staff’s views regarding interactions between SFAS No. 123R and certain SEC rules and regulations and provides interpretations of the valuation of share-based payments for public companies.

SFAS No. 123R permits public companies to adopt its requirements using one of two methods:

(1) A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123R that remain unvested on the effective date.

(2) A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

This statement is effective for the beginning of the first annual reporting period that begins after June 15, 2005.  Therefore, we will adopt the standard effective April 1, 2006 using the modified prospective method.  As permitted by SFAS No. 123, we currently account for share-based payments to employees using the intrinsic value method prescribed in APB No. 25 and, as such, generally recognize no compensation cost for employee stock options.  Although we have not completed our assessment, we believe the impact on our consolidated financial position or results or operations will be material given the current number of outstanding stock options.  The effect on our results of operations of expensing stock options using the Black-Scholes-Merton method is presented in the disclosure of pro forma net income and earnings per share in Note 1. SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature.  The standard also requires that tax benefits must be realized through a reduction of income taxes that would otherwise have been paid before the benefit can be recorded.  This requirement will reduce net operating cash flows and may increase net financing cash flows in periods after adoption. We cannot estimate what those amounts will be in the future because they depend on, among other things, the form of equity compensation, the number of grants and when employees exercise stock options.

Item 7A.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our investment portfolio, consisting of fixed income securities and money market funds that we hold on an available-for-sale basis, was $1,285.1 million as of March 31, 2006, and $728.7 million as of March 31, 2005.  These securities, like all fixed income instruments, are subject to interest rate risk and will decline in value if market interest rates increase.  We have the ability to hold our fixed income investments until maturity and, therefore, we would not expect to recognize any material adverse impact in income or cash flows if market interest rates increase.  The following table provides information about our available-for-sale securities that are sensitive to changes in interest rates.  We have aggregated our available-for-sale securities for presentation purposes since they are all very similar in nature (dollars in thousands):

	Financial instruments mature during the fiscal year ended March 31,
	2007	2008	2009	2010	2011	Thereafter

Available-for-sale securities	$76,860	$113,473	$201,261	$205,626	$—	$122,631

Weighted-average yield rate	3.82%	3.38%	3.81%	4.20%	—	4.45%

We have international operations and are thus subject to foreign currency rate fluctuations.  To date, our exposure related to exchange rate volatility has not been significant.  Approximately 99% of our sales are denominated in U.S. dollars.  We maintain hedges related to our foreign currency exposure of our net investment in a foreign operation as needed.  There were no hedges outstanding as of March 31, 2005.  The amounts of the hedges outstanding as of March 31, 2006 and March 31, 2004 were immaterial.  If foreign currency rates fluctuate by 15% from the rates at March 31, 2006 and March 31, 2005, the effect on our financial position and results of operation would not be material.

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

Management assessed our internal control over financial reporting as of March 31, 2006, the end of our fiscal year.  Management based its assessment on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.  This assessment is supported by testing and monitoring performed by our finance organization.

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

Our independent registered public accounting firm, Ernst & Young LLP, who also audited the Company’s consolidated financial statements, audited management’s assessment and independently assessed the effectiveness of our internal control over financial reporting.  Ernst & Young LLP has issued their attestation report, which is included in Part II, Item 9A of this Form 10-K.

Changes in Internal Control over Financial Reporting.

During the three months ended March 31, 2006, there was no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

[Remainder of page intentionally left blank.]

Attestation Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

 Microchip Technology Incorporated and subsidiaries

We have audited management’s assessment, included in the accompanying Management Report on Internal Control Over Financial Reporting, that Microchip Technology Incorporated and subsidiaries maintained effective internal control over financial reporting as of March 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Microchip Technology Incorporated’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Microchip Technology Incorporated maintained effective internal control over financial reporting as of March 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Microchip Technology Incorporated maintained, in all material respects, effective internal control over financial reporting as of March 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the March 31, 2006 consolidated financial statements of Microchip Technology Incorporated and our report dated May 17, 2006 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Phoenix, Arizona
May 17, 2006

Item 9B.                          OTHER INFORMATION

None.

PART III

Item 10.                          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information on the members of our Board of Directors is incorporated herein by reference to our proxy statement for the 2006 annual meeting of stockholders under the captions “The Board of Directors,” and “Proposal One – Election of Directors.”

Information on the composition of our audit committee and the members of our audit committee, including information on our audit committee financial experts, is incorporated by reference to our proxy statement for our 2006 annual meeting of stockholders under the caption “The Board of Directors – Committees of the Board of Directors – Audit Committee.”

Information on our executive officers is provided in Item 1, Part I of this Form 10-K under the caption “Executive Officers” at page 11, above.

Information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is incorporated herein by reference to our proxy statement for our 2006 annual meeting of stockholders under the caption “Section 16(a) Beneficial Ownership Reporting Compliance.”

Information with respect to our code of ethics that applies to our directors, executive officers (including our principal executive officer and our principal financial and accounting officer) and employees is incorporated by reference to our proxy statement for our 2006 annual meeting of stockholders under the caption “Code of Ethics.”  A copy of the Code of Ethics is available on our website at the Investor Relations section under Mission Statement/Corporate Governance on www.microchip.com.

Item 11.         EXECUTIVE COMPENSATION

Information with respect to executive compensation is incorporated herein by reference to the information under the caption “Executive Compensation” in our proxy statement for our 2006 annual meeting of stockholders.

Information with respect to director compensation is incorporated herein by reference to the information under the caption “The Board of Directors – Director Compensation” in our proxy statement for our 2006 annual meeting of stockholders.

Information with respect to compensation committee interlocks and insider participation in compensation decisions is incorporated herein by reference to the information under the caption “The Board of Directors – Compensation Committee Interlocks and Insider Participation” in our proxy statement for our 2006 annual meeting of stockholders.

Our Board compensation committee report on executive compensation is incorporated herein by reference to the information under the caption “Executive Compensation – Compensation Committee Report on Executive Compensation” in our proxy statement for our 2006 annual meeting of stockholders.

Information with respect to changes in our cumulative shareholder return on our common stock is incorporated herein by reference to the information under the caption “Performance Graph” in our proxy statement for our 2006 annual meeting of stockholders.

Item 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information with respect to securities authorized for issuance under our equity compensation plans is incorporated herein by reference to the information under the caption “Executive Compensation – Equity Compensation Plan Information” in our proxy statement for our 2006 annual meeting of stockholders.

Information with respect to security ownership of certain beneficial owners and management is incorporated herein by reference to the information under the caption “Security Ownership of Principal Stockholders, Directors and Executive Officers” in our proxy statement for our 2006 annual meeting of stockholders.

Item 13.                          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Not applicable.

Item 14.                          PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item related to principal accountant fees and services as well as related pre-approval policies is incorporated by reference to the information under the caption “Independent Registered Public Accounting Firm” contained in our proxy statement for our 2006 annual meeting of stockholders.

[Remainder of page intentionally left blank.]

PART IV

Item 15.                            EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)       The following documents are filed as part of this Form 10-K:

(1)	Financial Statements:

	Report of Independent Registered Public Accounting Firm	F-1

	Consolidated Balance Sheets as of March 31, 2006 and 2005	F-2

	Consolidated Statements of Income for each of the three years in the period ended March 31, 2006	F-3

	Consolidated Statements of Cash Flows for each of the three years in the period ended March 31, 2006	F-4

	Consolidated Statements of Stockholders’ Equity for each of the three years in the period ended March 31, 2006	F-5

	Notes to Consolidated Financial Statements	F-6

(2)	Financial Statement Schedules – Applicable schedules have been omitted because information is included in the footnotes to the Financial Statements.

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

Date May 31, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name and Signature	Title	Date

/s/ Steve Sanghi	Director, President and Chief Executive Officer	May 31, 2006
Steve Sanghi

/s/ Albert J. Hugo-Martinez	Director	May 31, 2006
Albert J. Hugo-Martinez

/s/ L.B. Day	Director	May 31, 2006
L.B. Day

/s/ Matthew W. Chapman	Director	May 31, 2006
Matthew W. Chapman

/s/ Wade F. Meyercord	Director	May 31, 2006
Wade F. Meyercord

/s/ Gordon W. Parnell	Vice President and Chief Financial Officer (Principal	May 31, 2006
Gordon W. Parnell	Financial and Accounting Officer)

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith

2.1	Purchase and Sale Agreement, dated as of July 18, 2002 between Registrant and Fujitsu Microelectronics, Inc.	8-K	000-21184	2.1	7/18/02

3.1	Restated Certificate of Incorporation of Registrant	10-Q	000-21184	3.1	11/12/02

3.2	Amended and Restated By-Laws of Registrant, as amended through August 16, 2002	10-Q	000-21184	3.2	11/12/02

4.1	Amended and Restated Preferred Shares Rights Agreement, dated as of October 11, 1999, between Registrant and Norwest Bank Minnesota, N.A., including the Amended Certificate of Designations, the form of Rights Certificate and the Summary of Rights, attached as exhibits thereto	8-K	000-21184	4.1	10/12/99

10.1	Form of Indemnification Agreement between Registrant and its directors and certain of its officers	S-1	33-57960	10.1	2/5/93

10.2	*Microchip Technology 2004 Equity Incentive Plan, effective October 2, 2004	S-8	333-119939	4.4	10/25/04

10.3	*Form of Notice of Grant for 2004 Equity Incentive Plan (including Exhibit A Stock Option Agreement)	S-8	333-119939	4.5	10/25/04

10.4	*Form of Notice of Grant (foreign) for 2004 Equity Incentive Plan (including Exhibit A Stock Option Agreement (foreign)	10-K	000-21184	10.4	5/23/05

10.5	*Form of Notice of Grant of Restricted Stock Units for 2004 Equity Incentive Plan (including Exhibit A Restricted Stock Units Agreement)	10-K	000-21184	10.5	5/23/05

10.6	*Form of Notice of Grant of Restricted Stock Units for 2004 Equity Incentive Plan (including Exhibit A Restricted Stock Units Agreement)					X

10.7	*1993 Stock Option Plan, as Amended through August 16, 2002	10-Q	000-21184	10.1	11/12/02

10.8	*Form of Notice of Grant For 1993 Stock Option Plan, with Exhibit A thereto, Form of Stock Option Agreement; and Exhibit B thereto, Form of Stock Purchase Agreement	S-8	333-872	10.6	1/23/96

10.9	*2001 Employee Stock Purchase Plan as Amended through August 15, 2003 (including Enrollment Form, Stock Purchase Agreement and Change Form)					X

10.10	*1997 Nonstatutory Stock Option Plan, as Amended Through March 3, 2003	10-K	000-21184	10.13	6/5/03

10.11	*Form of Notice of Grant For 1997 Nonstatutory Stock Option Plan, with Exhibit A thereto, Form of Stock Option Agreement	10-K	000-21184	10.17	5/27/98

10.12	International Employee Stock Purchase Plan as Amended Through May 1, 2006					X

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith

10.13	Microchip Technology Inc. Stock Purchase Agreement for the International Employee Stock Purchase Plan (including attached Form of Enrollment Form)	S-8	333-119939	4.2	10/25/04

10.14	*Description of Registrant’s Management Incentive Compensation Plan	10-Q	000-21184	10.1	8/9/02

10.15	TelCom Semiconductor, Inc. 1994 Stock Option Plan and forms of agreements thereunder	S-8	333-53876	4.1	1/18/01

10.16	TelCom Semiconductor, Inc. 2000 Nonstatutory Stock Option Plan and forms of agreements used thereunder	S-8	333-53876	4.4	1/18/01

10.17	PowerSmart, Inc. 1998 Stock Incentive Plan, Including Forms of Incentive Stock Option Agreement and Nonqualified Stock Option Agreement	S-8	333-96791	4.1	7/19/02

10.18	*February 3, 2003 Amendment to the Adoption Agreement to the Microchip Technology Incorporated Supplemental Retirement Plan	10-K	000-21184	10.28	6/5/03

10.19	*Amendment dated August 29, 2001 to the Microchip Technology Incorporated Supplemental Retirement Plan	S-8	333-101696	4.1.2	12/6/02

10.20	*Amendment Dated December 9, 1999 to the Adoption Agreement to the Microchip Technology Incorporated Supplemental Retirement Plan	S-8	333-101696	4.1.4	12/6/02

10.21	*Adoption Agreement to the Microchip Technology Incorporated Supplemental Retirement Plan dated January 1, 1997	S-8	333-101696	4.1.3	12/6/02

10.22	*Microchip Technology Incorporated Supplemental Retirement Plan	S-8	333-101696	4.1.1	12/6/02

10.23	*Amendments to Supplemental Retirement Plan	10-Q	000-21184	10.1	2/9/06

10.24	*Form of Executive Officer Severance Agreement	S-8	333-872	10.7	1/23/96

10.25	Development Agreement dated as of August 29, 1997 by and between Registrant and the City of Chandler, Arizona	10-Q	000-21184	10.1	2/13/98

10.26	Addendum to Development Agreement by and between Registrant and the City of Tempe, Arizona, dated May 11, 2000	10-K	000-21184	10.14	5/15/01

10.27	Development Agreement dated as of July 17, 1997 by and between Registrant and the City of Tempe, Arizona	10-Q	000-21184	10.2	2/13/98

10.28	Strategic Investment Program Contract dated as of August 15, 2002 by and between Registrant, Multnomah County, Oregon and City of Gresham, Oregon	8-K	000-21184	2.2	8/23/02

21.1	Subsidiaries of Registrant					X

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith

23.1	Consent of Independent Registered Public Accounting Firm					X

24.1	Power of Attorney re: Microchip Technology Incorporated, the Registrant	10-K	000-21184	24.1	6/7/00

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (the Exchange Act)					X

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (the Exchange Act)					X

32	Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

*Compensation plans or arrangements in which directors or executive officers are eligible to participate

Annual Report on Form 10-K

Item 8, Item 15(a)(1) and (2), (b) and (c)

INDEX TO FINANCIAL STATEMENTS

CONSOLIDATED FINANCIAL STATEMENTS

EXHIBITS

YEAR ENDED MARCH 31, 2006

MICROCHIP TECHNOLOGY INCORPORATED

AND SUBSIDIARIES

CHANDLER, ARIZONA

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES

i

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

 Microchip Technology Incorporated and subsidiaries

We have audited the accompanying consolidated balance sheets of Microchip Technology Incorporated and subsidiaries as of March 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended March 31, 2006. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Microchip Technology Incorporated and subsidiaries at March 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 31, 2006, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Microchip Technology Incorporated’s internal control over financial reporting as of March 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 17, 2006 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Phoenix, Arizona
May 17, 2006

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	March 31,
	2006	2005
ASSETS
Cash and cash equivalents	$565,273	$68,730
Short-term investments	199,491	665,874
Accounts receivable, net	139,361	113,088
Inventories	115,024	103,728
Prepaid expenses	11,369	10,828
Deferred tax assets	78,544	105,097
Other current assets	9,767	8,003
Total current assets	1,118,829	1,075,348

Property, plant and equipment, net	659,972	693,302
Long-term investments	520,360	—
Goodwill	31,886	31,886
Intangible assets, net	9,489	9,289
Other assets	10,060	7,729

Total assets	$2,350,596	$1,817,554

LIABILITIES AND STOCKHOLDERS’ EQUITY

Short-term debt	$268,954	$45,454
Accounts payable	50,847	34,328
Accrued liabilities	189,687	135,153
Deferred income on shipments to distributors	99,481	91,730
Total current liabilities	608,969	306,665

Pension accrual	801	599
Deferred tax liability	14,637	24,556

Stockholders’ equity:

Preferred stock, $.001 par value; authorized 5,000,000 shares; no shares issued or outstanding.	—	—
Common stock, $.001 par value; authorized 450,000,000 shares; issued and outstanding 213,614,343 shares at March 31, 2006; issued 208,556,546 and outstanding 207,738,214 shares at March 31, 2005.	214	208
Additional paid-in capital	639,238	532,666
Retained earnings	1,106,355	984,095
Deferred share-based compensation	(5,705)	—
Accumulated other comprehensive loss	(13,913)	(9,718)
Less shares of common stock held in treasury at cost; 818,332 shares at March 31, 2005.	—	(21,517)
Net stockholders’ equity	1,726,189	1,485,734

Total liabilities and stockholders’ equity	$2,350,596	$1,817,554

See accompanying notes to consolidated financial statements

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

	Year Ended March 31,
	2006	2005	2004

Net sales	$927,893	$846,936	$699,260
Cost of sales	377,016	362,961	349,301
Gross profit	550,877	483,975	349,959

Operating expenses:
Research and development	94,926	93,040	85,389
Selling, general and administrative	129,587	111,188	92,411
Special charges	—	21,100	865
	224,513	225,328	178,665

Operating income	326,364	258,647	171,294

Other income (expense):
Interest income	32,753	17,804	4,888
Interest expense	(1,967)	(940)	(249)
Other, net	2,035	1,757	1,963

Income before income taxes	359,185	277,268	177,896

Income tax provision	116,816	63,483	40,634

Net income	$242,369	$213,785	$137,262

Basic net income per common share:	$1.15	$1.03	$0.67

Diluted net income per common share:	$1.13	$1.01	$0.65

Dividends declared per common share	$0.570	$0.208	$0.113

Weighted average common shares outstanding	210,104	206,740	206,032

Weighted average common and potential common shares outstanding	215,024	211,962	212,172

See accompanying notes to consolidated financial statements

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended March 31,
	2006	2005	2004
Cash flows from operating activities:
Net income	$242,369	$213,785	$137,262
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	110,682	120,466	111,627
Deferred income taxes	17,516	16,869	(12,188)
Share-based compensation	578	—	—
Tax benefit from stock option plans	29,377	15,296	37,639
Gain on sale of fixed assets	(998)	(1,224)	(1,097)
Special charges:
Accelerated depreciation - Fab 1	—	—	30,608
Fab 1 severance and shutdown charges	—	—	598
Special charges - operating expenses	—	—	645
Changes in operating assets and liabilities:
Increase in accounts receivable	(26,273)	(5,198)	(12,503)
(Increase) decrease in inventories	(11,296)	(9,214)	7,357
Increase in deferred income on shipments to distributors	7,751	6,914	13,828
Increase in accounts payable and accrued liabilities	72,053	1,178	30,901
Change in other assets and liabilities	(4,436)	(6,162)	(1,597)

Net cash provided by operating activities	437,323	352,710	343,080

Cash flows from investing activities:
Purchases of investments	(856,748)	(1,061,237)	(1,291,676)
Sales and maturities of investments	797,694	752,060	1,085,934
Investment in other assets	(2,595)	—	(700)
Proceeds from sale of assets	1,341	1,659	2,329
Capital expenditures	(76,294)	(63,211)	(63,507)

Net cash used in investing activities	(136,602)	(370,729)	(267,620)

Cash flows from financing activities:
Payment of cash dividend	(120,109)	(42,997)	(23,321)
Repurchase of common stock	(3,320)	(68,276)	(53,864)
Proceeds from sale of common stock	95,751	47,234	53,150
Proceeds from short-term borrowings	268,954	45,454	—
Payments on short-term borrowings	(45,454)	—	—

Net cash provided by (used in) financing activities	195,822	(18,585)	(24,035)

Net increase (decrease) in cash and cash equivalents	496,543	(36,604)	51,425

Cash and cash equivalents at beginning of year	68,730	105,334	53,909

Cash and cash equivalents at end of year	$565,273	$68,730	$105,334

See accompanying notes to consolidated financial statements

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock and Additional Paid-in Capital		Common Stock held in Treasury		Accumulated Other Comprehensive	Deferred Share-based	Retained	Net Stockholders’
	Shares	Amount	Shares	Amount	Income (Loss)	Compensation	Earnings	Equity

Balance at March 31, 2003	203,745	$486,518	312	$(6,935)	$—	$—	$699,366	$1,178,949

Components of comprehensive income:
Net income	—	—	—	—	—	—	137,262	137,262
Net unrealized gains on available-for-sale investments, net of $139 of tax	—	—	—	—	733	—	—	733
Total comprehensive income	—	—	—	—	—	—	—	137,995
Exercise of stock options	5,114	44,986	—	—	—	—	—	44,986
Employee stock purchase plan	477	8,154	—	—	—	—	—	8,154
Purchase of treasury stock	—	—	2,435	(63,931)	—	—	—	(63,931)
Treasury stock used for new issuances	(780)	(18,782)	(780)	18,782	—	—	—	—
Tax benefit from stock option plans	—	37,639	—	—	—	—	—	37,639
Unearned compensation amortization	—	46	—	—	—	—	—	46
Cash dividend	—	—	—	—	—	—	(23,321)	(23,321)

Balance at March 31, 2004	208,556	558,561	1,967	(52,084)	733	—	813,307	1,320,517

Components of comprehensive income:
Net income	—	—	—	—	—	—	213,785	213,785
Net unrealized losses on available-for-sale investments, net of $2,068 of tax	—	—	—	—	(10,451)	—	—	(10,451)
Total comprehensive income	—	—	—	—	—	—	—	203,334
Exercise of stock options	2,882	36,831	—	—	—	—	—	36,831
Employee stock purchase plan	452	10,403	—	—	—	—	—	10,403
Purchase of treasury stock	—	—	2,185	(57,666)	—	—	—	(57,666)
Treasury stock used for new issuances	(3,334)	(88,233)	(3,334)	88,233	—	—	—	—
Tax benefit from stock option plans	—	15,296	—	—	—	—	—	15,296
Unearned share-based compensation amortization	—	16	—	—	—	—	—	16
Cash dividend	—	—	—	—	—	—	(42,997)	(42,997)

Balance at March 31, 2005	208,556	532,874	818	(21,517)	(9,718)	—	984,095	1,485,734

Components of comprehensive income:
Net income	—	—	—	—	—	—	242,369	242,369
Net unrealized losses on available-for-sale investments, net of $882 of tax	—	—	—	—	(4,195)	—	—	(4,195)
Total comprehensive income	—	—	—	—	—	—	—	238,174
Exercise of stock options	5,561	85,735	—	—	—	—	—	85,735
Employee stock purchase plan	435	10,016	—	—	—	—	—	10,016
Purchase of treasury stock	—	—	120	(3,320)	—	—	—	(3,320)
Treasury stock used for new issuances	(938)	(24,837)	(938)	24,837	—	—	—	—
Tax benefit from stock option plans	—	29,377	—	—	—	—	—	29,377
Unearned share-based compensation amortization	—	4	—	—	—	—	—	4
Issuance of share-based compensation, net	—	6,283	—	—	—	(5,705)	—	578
Cash dividend	—	—	—	—	—	—	(120,109)	(120,109)

Balance at March 31, 2006	213,614	$639,452	—	$—	$(13,913)	$(5,705)	$1,106,355	$1,726,189

See accompanying notes to consolidated financial statements

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.                                      SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Microchip develops and manufactures specialized semiconductor products used by its customers for a wide variety of embedded control applications. Microchip’s product portfolio comprises 8- and 16-bit PIC® microcontrollers and 16-bit dsPIC® digital signal controllers, which feature on-board Flash (reprogrammable) memory technology. In addition, Microchip offers a broad spectrum of high-performance linear, mixed-signal, power management, thermal management, battery management and interface devices. Microchip also makes serial EEPROMs and complementary microperipheral products. Microchip’s synergistic product portfolio targets thousands of applications and a growing demand for high-performance designs in the automotive, communications, computing, consumer and industrial control markets.

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

Revenue Recognition

The Company recognizes revenue when the earnings process is complete, as evidenced by an agreement with the customer, transfer of title as well as fixed pricing and probable collectability. The Company recognizes revenue from product sales to OEMs upon shipment and records reserves for estimated customer returns. Distributors worldwide generally have broad price protection and product return rights, so the Company defers revenue recognition until the distributor sells the product to their customer. The Company reduces product pricing through price protection based on market conditions, competitive considerations and other factors. Price protection is granted to distributors on the inventory that they have on hand at the date the price protection is offered. When the Company reduces the price of its products, it allows the distributor to claim a credit against its outstanding accounts receivable balances based on the new price of the inventory it has on hand as of the date of the price reduction. There is no revenue impact from the price protections. The Company also grants certain credits to its distributors. The credits are granted to the distributors on specially identified pieces of the distributors’ business to allow them to earn a competitive gross margin on the sale of the Company’s products to their end customers. The credits are on a per unit basis and are not given to the distributor until they provide information regarding the sale to their end customer. The effect of granting these credits establishes the net selling price from the Company to its distributors for the product and results in the net revenue recognized by the Company when the product is sold by the distributors to their end customers. Upon shipment, amounts billed to distributors are included as accounts receivable, inventory is relieved, the sale and the gross margin are deferred and reflected as a current liability until the product is sold by the distributor to its customers. Shipping charges billed to customers are included in net sales, and the related shipping costs are included in cost of sales.

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

Advertising Costs

The Company expenses all advertising costs as incurred. Advertising costs were not material in the years ended March 31, 2006, 2005 and 2004.

Research and Development

Research and development costs are expensed as incurred. Research and development expenses include expenditures for labor, masks, prototype wafers, and expenses for development of process technologies, new packages, and software to support new products and design environments.

Foreign Currency Translation and Forward Contracts

The Company’s foreign subsidiaries are considered to be extensions of the U.S. Company and any translation gains and losses related to these subsidiaries are included in other income and expense. As the U.S. dollar is utilized as the functional currency, gains and losses resulting from foreign currency transactions (transactions denominated in a currency other than the subsidiaries’ functional currency) are also included in income. Gains and losses associated with currency rate changes on forward contracts are recorded currently in income. These gains and losses are immaterial to the Company’s financial statements.

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

Short-term and Long-term Investments

The Company’s investments are classified as available-for-sale. These investments consist of government agency bonds, municipal bonds, state student loan bonds and floating rate securities. The Company defines short-term investments as income yielding securities which can be readily converted to cash and defines long-term investments as income yielding securities with maturities of over one year that have unrealized losses attributable to them. The Company has the ability to hold its long-term investments until such time as these assets are no longer impaired. Such recovery is not expected to occur within the next year. The Company’s investments are carried at fair value with unrealized gains and losses reported in stockholders’ equity. Premiums and discounts are amortized or accreted over the life of the related available-for-sale security. Dividend and interest income are recognized when earned. The cost of securities sold is calculated using the specific identification method.

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

Inventories

Inventories are valued at the lower of cost or market using the first-in, first-out method. The Company writes down its inventory for estimated obsolescence or unmarketable inventory in an amount equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by the Company, additional inventory write-downs may be required. Inventory impairment charges establish a new cost basis for inventory and charges are not subsequently reversed to income even if circumstances later suggest that increased carrying amounts are recoverable. In estimating reserves for obsolescence, the Company primarily evaluates estimates of demand over a 12-month period and provides reserves for inventory on hand in excess of the estimated 12-month demand.

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

Litigation

The Company’s estimated range of liability related to pending litigation is based on claims for which management believes a loss is probable and it can estimate the amount or range of loss. Because of the uncertainties related to both the amount and range of the loss on the pending litigation, the Company is unable to make a reasonable estimate of the liability that could result from an unfavorable outcome. As additional information becomes available, the Company will assess the potential liability related to its pending litigation and revise its estimates, if necessary.

Goodwill

Goodwill is recorded when the purchase price paid for an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired. The Company is required to perform an annual impairment review, and more frequently under certain circumstances. The goodwill is subjected to this test during the fourth quarter of the Company’s fiscal year. The Company engages primarily in the design, development, manufacture and marketing of semiconductor products and, as a result, the Company concluded there is one reporting unit. The impairment review process compares the fair value of the reporting unit to its carrying value. If the Company determines through the impairment process that goodwill has been impaired, the Company will record the impairment charge in the statement of income. As of March 31, 2006, there was no impairment charge related to goodwill.

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

Share-Based Compensation

The Company grants stock options for a fixed number of shares to certain employees and directors with an exercise price equal to the fair market value of the shares at the date of grant. The Company accounts for stock option grants in accordance with Accounting Principles Board Opinion No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees” and related Interpretations, and, accordingly, recognizes no compensation expense for the stock option grants.

The Company has granted a limited number of restricted stock units (“RSUs”) to its employees. The intrinsic value of the RSUs is being recorded as compensation expense over the vesting period of the RSUs. There is $5.7 million of deferred share-based compensation on the Company’s balance sheet at March 31, 2006 representing the future stock compensation expense to be recorded over the remaining vesting period of the outstanding RSUs. The Company has decided to use RSUs as its primary long-term equity incentive compensation instrument in the future.

The following table represents the effect on net income and earnings per share (shown in thousands, except for per share amounts) if the Company had applied the fair value based method and recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to share-based employee and director compensation. For purposes of this pro forma disclosure, the value of the options is estimated using a Black-Scholes-Merton option pricing model and amortized ratably to expense over the options’ vesting periods. Because the estimated value is determined as of the date of grant, the actual value ultimately realized by the employee may be significantly different.

	Year Ended March 31,
	2006	2005	2004

Net income, as reported	$242,369	$213,785	$137,262
Deduct: Total share-based employee compensation expense determined under fair value methods for all awards less share-based compensation reflected in the income statement, net of related tax effects	16,240	37,211	36,821
Pro forma net income	$226,129	$176,574	$100,441
Net income per common share:
Basic, as reported	$1.15	$1.03	$0.67
Basic, pro forma	$1.08	$0.85	$0.49
Diluted, as reported	$1.13	$1.01	$0.65
Diluted, pro forma	$1.05	$0.83	$0.47

See Note 15 for further discussion of the Company’s equity incentive plans.

At a meeting held on February 17, 2005, the Compensation Committee of the Board of Directors and the Board of Directors of the Company approved the acceleration of the vesting of certain Company stock options with an option price of $27.153 per share or greater. The purpose of the accelerated vesting was to enable the Company to avoid recognizing in its income statement compensation expense associated with these options in future periods, upon adoption of SFAS No. 123R, “Share-Based Payment”  in April 2006. The pre-tax charge that was avoided amounted to approximately $13.7 million and represented the fair value of the unvested awards as of the date of the acceleration as determined under SFAS No. 123. This amount would otherwise have been required to be recognized as compensation expense over the vesting period upon adoption of SFAS No. 123R. As a result of the accelerated vesting, approximately 2.3 million option shares or 25.4% of the total number of the outstanding unvested option shares as of the date of the acceleration with varying remaining vesting schedules became immediately exercisable. In connection with the vesting acceleration, the Company required that any shares received through the exercise of the accelerated options not be sold by the option holder until the first to occur of the original vesting date of the accelerated option or the termination of the employment of the option holder. On April 25, 2006, in order to alleviate administrative burdens, the Company waived this requirement as to approximately 1.0 million option shares held by those employees who are not executive officers, appointed officers or director-level employees of the Company. As of the date of the acceleration, the fair market value of the Company’s common stock was below the option price of the accelerated options in all material respects, so no APB No. 25 charges were incurred and future potential charges are immaterial.

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

Concentrations of credit risk with respect to accounts receivable are generally not significant due to the diversity of the Company’s customers and geographic sales areas. The Company had two distributors that accounted for more than 10% of its net sales in the year ended March 31, 2006. The Company sells its products primarily to OEMs and distributors in the Americas, Europe and Asia. The Company performs ongoing credit evaluations of its customers’ financial condition and requires collateral, primarily letters of credit, as deemed necessary. No single end customer accounted for 10% or more of the Company’s net sales or accounts receivable balances during the years ended March 31, 2006, 2005 and 2004. See Note 17, Geographic Information, for additional information on the Company’s largest distributors.

Use of Estimates

The Company has made a number of estimates and assumptions relating to the reporting of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities to prepare the consolidated financial statements in conformity with U.S. generally accepted accounting principles. Actual results could differ from those estimates.

Recently Issued Accounting Pronouncements

SFAS No. 123 (Revised 2004) (“SFAS No. 123R”), “Share-Based Payment,” is a revision of SFAS No. 123 and supersedes APB No. 25 and its related implementation guidance. The Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. On March 29, 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB No. 107”), which provides the Staff’s views regarding interactions between SFAS No. 123R and certain SEC rules and regulations and provides interpretations of the valuation of share-based payments for public companies.

SFAS No. 123R permits public companies to adopt its requirements using one of two methods:

(1) A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123R that remain unvested on the effective date.

(2) A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

This statement is effective for the beginning of the first annual reporting period that begins after June 15, 2005. Therefore, the Company will adopt the standard effective April 1, 2006 using the modified prospective method. As permitted by SFAS No. 123, the Company currently accounts for share-based payments to employees using the intrinsic value method prescribed in APB No. 25 and, as such, generally recognizes no compensation cost for employee stock options. Although the Company has not completed its assessment, it believes the impact on its consolidated financial position or results or operations will be material given the current number of outstanding stock options. The effect on the Company’s results of operations of expensing stock options using the Black-Scholes-Merton method is presented in the disclosure of pro forma net income and earnings per share in Note 1. SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. The standard also requires that tax benefits must be realized through a reduction of income taxes that would otherwise have been paid before the benefit can be recorded. This requirement will reduce net operating cash flows and may increase net financing cash flows in periods after adoption.

2.                                      SPECIAL CHARGES

Special charges consist of (in thousands):

	Year Ended March 31,
	2005	2004
Patent license settlement	$21,100	$—
Contract cancellation, severance and other costs related to Fab 1 closure	—	865

Totals	$21,100	$865

There were no special charges in fiscal 2006.

Fiscal 2005

Settlement with U.S. Philips Corporation

In fiscal 2005, the Company reached an agreement with U.S. Philips Corporation and Philips Electronics North America Corp. (together “Philips”) regarding patent license litigation. The agreement included dismissal of the then pending litigation and the cross-license of certain patents between Philips and the Company. The Company recorded a special charge of $21.1 million in the quarter that ended June 30, 2004 associated with this matter. Pursuant to this cross-license, the Company licensed certain of its patents related to 8-pin microcontrollers to Philips, and Philips licensed its patents related to I2C serial communications to the Company, each on fully-paid up, non-royalty bearing worldwide licenses. The Company finalized and executed the definitive settlement agreement related to this matter and made the cash payment to Philips during the fiscal quarter ending September 30, 2004.

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

3.                                      INVESTMENTS

The Company’s investments are intended to establish a high-quality portfolio that preserves principal, meets liquidity needs, avoids inappropriate concentrations and delivers an appropriate yield in relationship to the Company’s investment guidelines and market conditions. The following is a summary of available-for-sale securities at March 31, 2006 (amounts in thousands):

	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

State student loan bonds	$34,600	$—	$—	$34,600
Government agency bonds	616,317	—	16,644	599,673
Municipal bonds	2,583	—	5	2,578
Floating rate securities	83,075	—	75	83,000
	$736,575	$—	$16,724	$719,851

In November 2005, the FASB issued FSP FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” (“FSP 115-1”) which provided guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other-than-temporary, and on measuring such impairment loss. FSP 115-1 was adopted by the Company on January 1, 2006 and at March 31, 2006, the Company evaluated its investment portfolio, and noted unrealized losses of $16.7 million were due to fluctuations in interest rates. Management does not believe any of the unrealized losses represented an other-than-temporary impairment based on its evaluation of available evidence as of March 31, 2006. The Company’s intent is to hold these investments to such time as these assets are no longer impaired. For those investments not scheduled to mature until after March 31, 2007, such recovery is not anticipated to occur in the next year and these investments have been classified as long-term investments. At March 31, 2006, short-term investments consist of $199,491 and long-term investments consist of $520,360.

The amortized cost and estimated fair value of the available-for-sale securities at March 31, 2006, by maturity, are shown below (amounts in thousands). Expected maturities can differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties, and the Company views its available-for-sale securities as available for current operations.

	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Available-for-sale
Due in one year or less	$200,178	$—	$687	$199,491
Due after one year and through five years	536,397	—	16,037	520,360
Due after five years and through ten years	—	—	—	—
Due after ten years	—	—	—	—
	$736,575	$—	$16,724	$719,851

The following is a summary of available-for-sale securities at March 31, 2005 (amounts in thousands):

	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Government agency bonds	$639,720	$—	$11,601	$628,119
Municipal bonds	3,626	—	46	3,580
Corporate preferred stock	34,175	—	—	34,175
	$677,521	$—	$11,647	$665,874

All the investments at March 31, 2005 were classified as short-term.

During the year ended March 31, 2006, the Company had gross realized losses on available-for-sale securities of eight thousand dollars. During the year ended March 31, 2005, the Company did not have any gross realized gains or losses on sales of available-for-sale securities.

4.             ACCOUNTS RECEIVABLE

Accounts receivable consists of the following (amounts in thousands):

	March 31,
	2006	2005

Trade accounts receivable	$142,703	$116,689
Other	320	216
	143,023	116,905

Less allowance for doubtful accounts	3,662	3,817

	$139,361	$113,088

5.             INVENTORIES

Inventories consist of the following (amounts in thousands):

	March 31,
	2006	2005

Raw materials	$3,505	$4,852
Work in process	80,947	73,295
Finished goods	30,572	25,581
	$115,024	$103,728

Inventory impairment charges establish a new cost basis for inventory and charges are not subsequently reversed to income even if circumstances later suggest that increased carrying amounts are recoverable.

6.             OTHER CURRENT ASSETS

Other current assets consists of the following (amounts in thousands):

	March 31,
	2006	2005

Accrued interest receivable	$7,173	$6,273
Other current assets	2,594	1,730

	$9,767	$8,003

7.             PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following (amounts in thousands):

	March 31,
	2006	2005

Land	$47,212	$45,641
Building and building improvements	366,055	356,233
Machinery and equipment	991,452	938,261
Projects in process	87,341	84,846
	1,492,060	1,424,981

Less accumulated depreciation and amortization	832,088	731,679

	$659,972	$693,302

Depreciation and amortization expense attributed to property, plant and equipment was $109.3 million, $119.0 million and $109.8 million for the years ending March 31, 2006, 2005 and 2004, respectively.

8.             INTANGIBLE ASSETS

Intangible assets consist of the following (amounts in thousands):

	March 31, 2006
	Gross Amount	Accumulated Amortization	Net Amount

Developed technology	$15,729	$(9,864)	$5,865
Distribution rights	5,236	(1,612)	3,624
	$20,965	$(11,476)	$9,489

	March 31, 2005
	Gross Amount	Accumulated Amortization	Net Amount

Developed technology	$14,566	$(8,793)	$5,773
Distribution rights	4,804	(1,288)	3,516
	$19,370	$(10,081)	$9,289

The Company amortizes intangible assets over their expected useful lives, which range between 1 and 10 years. The weighted average total amortization period for the Company’s intangible assets at March 31, 2006 was 7 years, consisting of 6 years for developed technology and 10 years for distribution rights. The following is an expected amortization schedule for the intangible assets for the fiscal years March 31, 2007 through March 31, 2011, absent any future acquisitions or impairment charges (amounts in thousands):

Year Ending March 31,	Projected Amortization Expense

2007	$1,738
2008	2,256
2009	2,071
2010	1,797
2011	1,527

The Company has not recorded any impairment losses associated with the intangible assets acquired.

9.             SHORT-TERM DEBT

The Company had short-term debt of $269.0 million and $45.5 million at March 31, 2006 and March 31, 2005, respectively. The short-term debt is a result of repurchase agreements that are in place with two investment brokerages. The short-term debt was collateralized with $277.6 million and $47.5 million of available-for-sale investments at March 31, 2006 and 2005, respectively. The short-term debt had a weighted average interest rate of 4.83% and 2.71% as of March 31, 2006 and 2005, respectively. In fiscal 2006, the borrowings were made to complete a $500 million repatriation of foreign earnings under the American Jobs Creation Act. The borrowings were collateralized against investments that are held by the Company’s offshore subsidiaries. The Company presently intends to pay down the short-term borrowings as the investments mature and also from future offshore cash generation. In fiscal 2005, the Company used these borrowings to fund the activity under its stock repurchase programs beginning in the second quarter of the year ended March 31, 2005. There are no covenants associated with the repurchase agreements.

10.          ACCRUED LIABILITIES

Accrued liabilities consist of the following (amounts in thousands):

	March 31,
	2006	2005

Income taxes	$144,838	$101,406
Other accrued expenses	44,849	33,747

	$189,687	$135,153

11.          INCOME TAXES

The provision for income taxes consists of the following (amounts in thousands):

	Year Ended March 31,
	2006	2005	2004

Current expense:
Federal	$79,082	$34,320	$37,580
State	5,837	3,436	3,268
Foreign	14,381	8,858	11,974

Total current	99,300	46,614	52,822

Deferred expense (benefit):
Federal	16,165	5,908	(3,795)
State	1,618	591	(330)
Foreign	(267)	10,370	(8,063)

Total deferred	17,516	16,869	(12,188)

	$116,816	$63,483	$40,634

The tax benefit associated with the exercise of employee stock options reduced taxes currently payable by $29.4 million, $15.3 million and $37.6 million for the years ended March 31, 2006, 2005 and 2004, respectively. These amounts were credited to additional paid-in capital in each of the three fiscal years.

The provision for income taxes differs from the amount computed by applying the statutory federal tax rate to income before income taxes. The sources and tax effects of the differences in the total income tax provision are as follows (amounts in thousands):

	Year Ended March 31,
	2006	2005	2004

Computed expected provision	$125,715	$97,044	$62,264

State income taxes, net of federal benefits	3,548	2,738	1,424

Foreign export sales benefit	(2,600)	(1,111)	(96)

Research and development tax credits	(2,095)	(4,750)	(4,000)

Foreign income taxed at lower than the federal rate	(38,362)	(30,438)	(18,958)

Repatriation of Prior Years’ Permanently Reinvested Earnings	30,610	—	—

	$116,816	$63,483	$40,634

Pretax income from foreign operations was $257.8 million, $199.0 million and $136.3 million for the years ended March 31, 2006, 2005 and 2004, respectively. Unremitted foreign earnings that are considered to be permanently invested outside the United States, and on which no deferred taxes have been provided, amounted to approximately $483.9 million at March 31, 2006. Should the Company elect in the future to repatriate a portion of the foreign earnings so invested, the Company would incur income tax expense on such repatriation, net of any available deductions and foreign tax credits. This would result in additional income tax expense beyond the computed expected provision in such periods.

The American Jobs Creation Act of 2004 (the “Jobs Act”) created a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85% dividends-received deduction for certain dividends from controlled non-U.S. corporations. During fiscal 2006, the Company’s Chief Executive Officer approved a domestic reinvestment plan, under which the Company repatriated $500 million in earnings outside the U.S. pursuant to the Jobs Act. The Company recorded additional tax expense in fiscal 2006 of approximately $30.6 million ($0.14 per diluted common share) related to this decision to repatriate non-U.S. earnings. This repatriation increased the Company’s effective rate for fiscal 2006 by approximately 8.5 percentage points, to 32.5%. This increase is reflected as a separate line item in the rate reconciliation table above.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows (amounts in thousands):

	March 31,
	2006	2005
Deferred tax assets:

Deferred intercompany profit	$8,266	$11,616
Deferred income on shipments to distributors	21,325	22,699
Inventory valuation	1,970	8,020
Net operating loss carryforward	4,916	5,942
Tax credit carryforward	31,708	47,337
Accrued expenses and other	10,359	9,483
Gross deferred tax assets	78,544	105,097

Deferred tax liabilities:

Property, plant and equipment, principally due to differences in depreciation	(13,655)	(23,258)
Other	(982)	(1,298)
Gross deferred tax liability	(14,637)	(24,556)
Net deferred tax asset	$63,907	$80,541

Management believes that the Company’s results of future operations will generate sufficient taxable income such that it is “more likely than not” that the deferred tax assets will be realized.

At March 31, 2006, the Company had a net operating loss carryforward for federal income tax purposes of approximately $12.8 million, which begins to expire in varying amounts in the years 2020 through 2022. The net operating loss carryforward is attributable to the acquisition of PowerSmart in fiscal 2003. An analysis of the annual limitation on the utilization of the PowerSmart net operating losses was performed in accordance with Internal Revenue Code Section 382. It was determined that Section 382 will not limit the use of the PowerSmart net operating losses in full over the carryover period.

At March 31, 2006, the Company had recorded credit carryforwards of approximately $12.9 million for foreign tax credits and $18.8 million for research and development credits. The foreign tax credits begin to expire in varying amounts in the years ending March 31, 2014 through March 31, 2016, and the research and development credits begin to expire in varying amounts in the years ending March 31, 2021 through March 31, 2026. The Company believes that all of its credit carryforwards will be utilized in future periods.

The Company’s Thailand manufacturing operations currently benefit from numerous tax holidays granted to the Company based on its investment in property, plant and equipment in Thailand. The Company’s tax holiday periods in Thailand expire at various times beginning in September 2006. The Company does not expect the future expiration of any of its tax holiday periods in Thailand to have a material impact on its effective tax rate. The aggregate dollar benefits derived from these tax holidays approximated $7.9 million, $11.5 million and $45.3 million for the years ended March 31, 2006, 2005 and 2004, respectively. The benefit the tax holiday had on net income per share approximated $0.04, $0.05 and $0.21 for the years ended March 31, 2006, 2005 and 2004, respectively. The reduction in the benefits derived from the Company’s tax holiday in Thailand in the years ended March 31, 2005 and March 31, 2006 compared to the year ended March 31, 2004 was a result of changes in the Company’s overall international tax structure. These changes did not have a material impact on the Company’s overall effective tax rate.

The Company is currently under audit by the United States Internal Revenue Service (“IRS”) for its fiscal years ended March 31, 1998, 1999, 2000 and 2001. As part of this ongoing audit, the IRS has proposed certain adjustments related to positions reflected on these returns. The IRS has issued formal assessments for these adjustments. The Company does not agree with these adjustments and is appealing these assessments. The Company recognizes liabilities for anticipated tax audit issues in the United States and other tax jurisdictions based on its estimate of whether, and the extent to which, additional tax payments are probable. The Company believes that it maintains adequate tax reserves to offset any potential tax liabilities that may arise upon final resolution of the pending audit through either settlement or the appeals process with the IRS. The IRS recently began an audit of the Company’s fiscal years ended March 31, 2002, 2003 and 2004. The Company believes that it maintains adequate tax reserves to offset any potential tax liabilities that may arise upon these and other audits in the United States and other countries in which it does business. If such amounts ultimately prove to be unnecessary, the resulting reversal of such reserves would result in tax benefits being recorded in the period the reserves are no longer deemed necessary. If such amounts ultimately prove to be less than an ultimate assessment, a future charge to expense would be recorded in the period in which the assessment is determined.

12.          CONTINGENCIES

The Company’s assembly and test facility in Thailand is located in Alphatechnopolis Industrial Park near Bangkok on land to which the Company expects to acquire title in accordance with its agreement with the landowner. Progress towards obtaining full title of the land has been delayed due to a bankruptcy relating to the seller of the land. At this time it is not possible to estimate when, or if, transfer of full title will be completed. The Company has provided reserves that it estimates will be adequate to obtain full title. Such reserves are set at the estimated fair value of the land.

In the ordinary course of its business, the Company is involved in a limited number of legal actions, both as plaintiff and defendant, and could incur uninsured liability in any one or more of them. Litigation relating to the semiconductor industry is not uncommon, and the Company is, and from time to time has been, subject to such litigation. In the Company’s opinion, based on consultation with legal counsel, as of March 31, 2006, the effect of such matters will not have a material adverse effect on the Company’s financial position, cash flows or results of operations.

13.                               STOCKHOLDERS’ EQUITY

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

Stock Repurchase Activity. On August 7, 2002, the Company’s Board of Directors authorized the Company to repurchase up to 2,500,000 shares of its common stock in the open market or in privately negotiated transactions. As of March 31, 2006, the Company had repurchased the entire 2,500,000 common share authorization for $59.3 million. On March 11, 2004, the Company’s Board of Directors authorized the repurchase of an additional 2,500,000 shares of its common stock in the open market or in privately negotiated transactions. As of March 31, 2006, the Company had repurchased the entire 2,500,000 common share authorization for $66.1 million. On April 22, 2004, the Company’s Board of Directors authorized the repurchase of an additional 2,500,000 shares of its common stock in the open market or in privately negotiated transactions. As of March 31, 2006, the Company had repurchased 1,004,834 shares under this authorization for $26.6 million. As of March 31, 2006, all of the purchased shares under the authorizations had been reissued to fund stock option exercises and purchases under the Company’s employee stock purchase plan. During the year ended March 31, 2006, the Company purchased 119,934 shares of its common stock for $3.3 million. During the year ended March 31, 2005, the Company purchased 2,184,800 shares of its common stock for $57.7 million. During the year ended March 31, 2004, the Company purchased 2,435,400 shares of its common stock for $63.9 million, of which $10.6 million was not paid until April 2004 and is reflected in the March 31, 2004 accounts payable balance.

14.                               EMPLOYEE BENEFIT PLANS

The Company maintains a contributory profit-sharing plan for its domestic employees meeting certain eligibility and service requirements. The plan qualifies under Section 401(k) of the Internal Revenue Code of 1986, as amended, and allows employees to contribute up to 60% of their base salary, subject to maximum annual limitations prescribed by the Internal Revenue Service. The Company shall make a matching contribution of up to 25% of the first 4% of the participant’s eligible compensation and may award up to an additional 25% under the discretionary match. All matches are provided on a quarterly basis and require the participant to be an active employee at the end of each quarter. For the fiscal years ended March 31, 2006, 2005 and 2004, the Company contributions to the plan totaled $1.5 million, $1.4 million and $1.1 million, respectively.

The Company’s 2001 Employee Stock Purchase Plan (the “2001 Purchase Plan”) became effective on March 1, 2002. The Board of Directors approved the 2001 Purchase Plan in May 2001 and the stockholders approved it in August 2001. Under the 2001 Purchase Plan, eligible employees of the Company may purchase shares of common stock at semi-annual intervals through periodic payroll deductions. The purchase price in general will be 85% of the lower of the fair market value of the common stock on the first day of the participant’s entry date into the offering period or 85% of the fair market value on the semi-annual purchase date. Depending upon a participant’s entry date into the 2001 Purchase Plan, purchase periods under the 2001 Purchase Plan consist of overlapping periods of either 24, 18, 12 or 6 months in duration. 2,450,000 shares of common stock have been previously reserved for issuance under the 2001 Purchase Plan. In May 2003, the Board of Directors reserved an additional 975,000 shares of common stock for issuance under the 2001 Purchase Plan, which was approved by the stockholders in August 2003. In May 2003 and August 2003, the Company’s Board and stockholders, respectively, each approved an annual automatic increase in the number of shares reserved under the 2001 Purchase Plan. The automatic increase took effect on January 1, 2005, and on each January 1 thereafter during the term of the plan, and is equal to the lesser of (i) 1,500,000 shares, (ii) one half of one percent (0.5%) of the then outstanding shares of the Company’s common stock, or (iii) such lesser amount as is approved by the Company’s Board of Directors. On

January 1, 2006, 1,058,541 additional shares were reserved under the 2001 Purchase Plan based on the automatic increase. On January 1, 2005, 1,035,863 additional shares were reserved under the 2001 Purchase Plan based on the automatic increase. Since the inception of the 2001 Purchase Plan, 5,519,404 shares of common stock have been reserved for issuance and 1,814,452 shares have been issued under this purchase plan.

During fiscal 1995, a purchase plan was adopted for employees in non-U.S. locations. Such plan allows for the purchase price per share to be 100% of the lower of the fair market value of the common stock at the beginning or end of the semi-annual purchase plan period. Effective May 1, 2006, the Company’s Board approved a purchase price per share equal to eighty-five percent (85%) of the lower of the fair market value of the common stock at the beginning or end of the semi-annual purchase plan period. Since the inception of this purchase plan, 348,593 shares of common stock have been reserved for issuance and 245,311 shares have been issued under this purchase plan.

Effective January 1, 1997, the Company adopted a non-qualified deferred compensation arrangement. This plan is unfunded and is maintained primarily for the purpose of providing deferred compensation for a select group of highly compensated employees as defined in ERISA Sections 201, 301 and 401. There are no Company matching contributions made under this plan.

The Company has a management incentive compensation plan which provides for bonus payments, based on a percentage of base salary, from an incentive pool created from operating profits of the Company, at the discretion of the Board of Directors. During the years ended March 31, 2006, March 31, 2005 and March 31, 2004, $14.1 million, $10.2 million and $1.8 million were charged against operations for this plan, respectively.

The Company also has a plan that, at the discretion of the Board of Directors, provides a cash bonus to all employees of the Company based on the operating profits of the Company. During the years ended March 31, 2006, 2005 and 2004, $9.4 million, $4.9 million and $2.4 million, respectively, were charged against operations for this plan.

15.                               EQUITY INCENTIVE PLANS

Under the Company’s equity incentive plans (the “Plans”), eligible participants may be granted different types of equity incentive awards. Officers, key employees, non-employee directors and consultants may be granted non-statutory stock options to purchase shares of common stock at a price not less than 100% of the fair value of the option shares on the grant date. Options granted under the Plans vest over the period determined by the Board of Directors at the date of grant, at periods ranging from one year to five years. The maximum term of options granted under the Plans is 10 years.  Historically the Company has gone through its equity compensation grant process during the first two weeks of April each year.  At March 31, 2006, there were 13,277,078 shares available for grant under the Plans. The per share weighted average fair value of stock options granted under the Plans for the years ended March 31, 2006, 2005 and 2004 was $9.89, $15.82 and $12.06, respectively, based on the date of grant using the Black-Scholes-Merton option-pricing model with the following weighted average assumptions:

	Year Ended March 31,
	2006	2005	2004

Expected life (years)	5.21	5.30	5.19
Risk-free interest rate	4.20%	3.78%	2.90%
Volatility	44%	67%	70%
Dividend yield	2.14%	0.97%	0.48%

In light of recent regulatory guidance, the Company refined the assumptions used to estimate the value of employee stock options granted in the first quarter of fiscal 2006, and management determined that a blend of implied volatility and historical volatility is more reflective of market conditions and a better indicator of expected volatility than using purely historical volatility. Management continued to use this volatility assumption throughout fiscal 2006.

Under the Plans, 105,281,645 shares of common stock had been reserved for issuance since the inception of the Plans.

The stock option activity is as follows:

	Options Outstanding
	Shares	Weighted Average Exercise Price

Outstanding at March 31, 2003	25,234,916	$15.45

Granted	4,186,351	20.68
Exercised	(5,114,292)	8.79
Canceled	(947,047)	21.53

Outstanding at March 31, 2004	23,359,928	17.60

Granted	2,693,824	27.35
Exercised	(2,881,830)	12.78
Canceled	(801,236)	23.34

Outstanding at March 31, 2005	22,370,686	19.19

Granted	2,204,099	25.91
Exercised	(5,561,188)	15.46
Canceled	(563,237)	23.81

Outstanding at March 31, 2006	18,450,360	$20.97

The following table summarizes information about the stock options outstanding at March 31, 2006:

				Weighted
				Average	Weighted		Weighted
Range			Number	Remaining	Average	Number	Average
Exercise Price			Outstanding	Life	Exercise Price	Exercisable	Exercise Price
$1.820	—	$10.400	3,054,810	2.27	$8.18	3,058,976	$8.19
$10.401	—	$16.000	1,970,837	4.83	$15.62	1,955,790	$15.62
$16.001	—	$18.500	2,145,553	6.86	$18.41	714,355	$8.26
$18.501	—	$23.500	2,171,418	4.58	$22.37	2,128,557	$22.40
$23.501	—	$25.500	2,866,649	7.86	$24.88	1,076,828	$24.22
$25.501	—	$27.100	2,465,699	7.89	$26.75	662,030	$26.24
$27.101	—	$27.160	2,365,082	6.01	$27.15	2,355,484	$27.15
$27.161	—	$34.000	1,387,805	7.16	$29.38	800,984	$29.17
$34.001	—	$36.000	18,451	7.67	$35.08	9,771	$35.08
$36.001	—	$36.100	4,056	9.92	$36.10	—	$—
$1.820	—	$36.100	18,450,360	5.82	$20.79	12,762,774	$19.39

At March 31, 2006 and 2005, the number of option shares exercisable was 12,762,774 and 16,014,070, respectively, and the weighted-average exercise price of those options was $19.39 and $18.09, respectively.

The Company received a tax benefit of $29.4 million, $15.3 million and $37.6 million for the years ended March 31, 2006, 2005 and 2004, respectively, from the exercise of non-qualified stock options and the disposition of stock acquired with incentive stock options or through the Company’s employee stock purchase plan. For financial reporting purposes, the tax effect of this deduction is accounted for as a credit to additional paid-in capital rather than as a reduction of income tax expense.

During the year ended March 31, 2006, the Company began issuing Restricted Stock Units (RSUs) under its equity incentive plan. RSUs entitle the holder to receive shares of the Company’s common stock as the RSU vests. As of March 31, 2006, the total amount of unrecognized compensation cost related to nonvested restricted stock awards was approximately $5.7 million, and the related weighted-average period over which it is expected to be recognized is approximately 2.2 years. A summary of restricted stock units activity for the year ended March 31, 2006 is as follows:

	Shares	Weighted Average Fair Value
Outstanding at March 31, 2005	—	—

Granted	203,334	$31.36
Vested	(4,727)	$25.29
Cancelled	(3,083)	$30.76

Outstanding at March 31, 2006 (unvested)	195,524	$31.51

The share-based compensation expensed on the Company’s income statement in fiscal 2006 was $0.6 million.

16.                               LEASE COMMITMENTS

The Company leases office space, transportation and other equipment under operating leases, which expire at various dates through March 31, 2011. The future minimum lease commitments under these leases are payable as follows (amounts in thousands):

Year Ending March 31,	Operating Leases

2007	$4,114
2008	2,808
2009	1,387
2010	557
2011	665
Total minimum payments	$9,531

Rental expense under operating leases totaled $6.8 million, $5.9 million and $5.4 million for the years ended March 31, 2006, 2005 and 2004, respectively.

17.                               GEOGRAPHIC INFORMATION

The Company operates in one operating segment and engages primarily in the design, development, manufacture and marketing of semiconductor products. The Company sells its products to distributors and original equipment manufacturers (OEMs) in a broad range of market segments, performs on-going credit evaluations of its customers and generally requires no collateral. The Company’s operations outside the United States consist of product assembly and final test facilities in Thailand, and sales and support centers and design centers in certain foreign countries. Domestic operations are responsible for the design, development and wafer fabrication of all products, as well as the coordination of production planning and shipping to meet worldwide customer commitments. The Thailand assembly and test facility is reimbursed in relation to value added with respect to assembly and test operations and other functions performed, and certain foreign sales offices receive compensation for sales within their territory. Accordingly, for financial statement purposes, it is not meaningful to segregate sales or operating profits for the assembly and test and foreign sales office operations. Identifiable long-lived assets (consisting of property, plant and equipment and goodwill) by geographic area are as follows (amounts in thousands):

	March 31,
	2006	2005

United States	$576,859	$628,060
Thailand	117,975	100,622
Various	6,513	5,795

Total long-lived assets	$701,347	$734,477

Sales to unaffiliated customers located outside the United States, primarily in Asia and Europe, aggregated approximately 74%, 73% and 71% of consolidated net sales for the years ended March 31, 2006, 2005 and 2004, respectively. Sales to customers in Europe represented 28%, 27% and 28% of consolidated net sales for the years ended March 31, 2006, 2005 and 2004, respectively. Sales to customers in Asia represented 44%, 43% and 41% of consolidated net sales for the years ended March 31, 2006, 2005 and 2004, respectively. Sales into China, including Hong Kong, represented 17%, 16% and 14% of consolidated net sales for the years ended March 31, 2006, 2005 and 2004, respectively. Sales into Taiwan represented 10% of consolidated net sales for the years ended March 31, 2006 and 2005. Sales into any other individual foreign country did not exceed 10% of the Company’s net sales for any of the years presented.

The Company had two distributors who represented more than 10% of its net sales during fiscal 2006, fiscal 2005 and fiscal 2004. The Company’s largest distributor accounted for approximately 14% of its net sales and its second largest distributor accounted for approximately 11% of net sales in fiscal 2006. The Company’s largest distributor accounted for approximately 13% of its net sales and its second largest distributor accounted for approximately 12% of its net sales in fiscal 2005. The Company’s largest distributor accounted for approximately 13% of its net sales and its second largest distributor accounted for approximately 12% of its net sales in fiscal 2004.

18.                               FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount of cash equivalents approximates fair value because their maturity is less than three months. The carrying amount of short-term and long-term investments approximates fair value as the securities are marked to market as of each balance sheet date with any unrealized gains and losses reported in stockholders’ equity. The carrying amount of accounts receivable, accounts payable and accrued liabilities approximates fair value due to the short-term maturity of the amounts. The fair value of short-term debt and lines of credit approximates their carrying value as they are estimated by discounting the future cash flows at rates currently offered to the Company for similar debt instruments.

The Company has entered into certain financial instruments in the normal course of business to reduce its exposure to fluctuations in foreign exchange rates. These financial instruments include standby letters of credit and foreign currency forward contracts. When engaging in forward contracts, risks arise from the possible inability of counterparties to meet the terms of their contracts and from movements in securities values, interest rates and foreign exchange rates. At March 31, 2006, the Company held contracts with nominal amounts totaling $1.6 million, which were entered into and hedged the Company’s foreign currency risk. The value of the contracts is based on quoted market prices. The contracts matured in April 2006. At March 31, 2005, there were no foreign currency forward contracts outstanding. Unrealized gains and losses as of the balance sheet dates and realized gains and losses for the years ending March 31, 2006, 2005 and 2004 were not material.

19.                               NET INCOME PER COMMON SHARE

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Year Ended March 31,
	2006	2005	2004

Net income	$242,369	$213,785	$137,262

Weighted average common shares outstanding	210,104	206,740	206,032

Dilutive effect of stock options	4,920	5,222	6,140

Weighted average common and common equivalent shares outstanding	215,024	211,962	212,172

Basic net income per common share	$1.15	$1.03	$0.67
Diluted net income per common share	$1.13	$1.01	$0.65

Weighted average common shares exclude the effect of antidilutive options. As of March 31, 2006, there were no antidilutive options outstanding. As of March 31, 2005 and 2004, the number of options that were antidilutive were 1,310,018 and 4,532,872, respectively.

20.                               QUARTERLY RESULTS (UNAUDITED)

The following table presents the Company’s selected unaudited quarterly operating results for eight quarters ended March 31, 2006. The Company believes that all necessary adjustments have been made to present fairly the related quarterly results (in thousands, except per share amounts):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Fiscal 2006

Net sales	$218,527	$227,298	$234,896	$247,172	$927,893
Gross profit	127,505	134,556	140,270	148,546	550,877
Operating income	73,029	79,295	84,588	89,452	326,364
Net income	61,024	65,653	40,124	75,568	242,369
Diluted net income per common share	0.29	0.31	0.19	0.35	1.13

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total

Fiscal 2005

Net sales	$212,775	$220,694	$205,384	$208,083	$846,936
Gross profit	121,459	126,377	116,788	119,351	483,975
Operating income	49,854	75,051	65,622	68,120	258,647
Net income	43,799	60,443	53,140	56,403	213,785
Diluted net income per common share	0.21	0.29	0.25	0.27	1.01

Refer to Note 2, Special Charges, for an explanation of the unusual and infrequent items that occurred in the applicable fiscal quarters that materially impacted the Company’s operating results.

Refer to Note 11, Income Taxes, for an explanation of the additional tax expense in the quarter ended December 31, 2005 related to the Company’s repatriation of $500 million in foreign earnings under the Jobs Act.

21.                               SUPPLEMENTAL FINANCIAL INFORMATION

Cash paid for income taxes amounted to $26.4 million, $15.6 million and $4.6 million during the years ended March 31, 2006, 2005 and 2004, respectively. Cash paid for interest amounted to $1.9 million, $0.8 million and $0.2 million during the years ended March 31, 2006, 2005 and 2004, respectively.

Treasury stock purchases for which settlement had not occurred are included as treasury stock repurchased in stockholders’ equity and accounts payable and amounted to $10.6 million as of March 31, 2004.

A summary of additions and deductions related to the allowance for doubtful accounts for the years ended March 31, 2006, 2005 and 2004 follows (amounts in thousands):

	Balance at beginning of year	Charged to costs and expenses	Deductions (1)	Balance at end of year
Allowance for doubtful accounts:
2006	$3,817	$—	$(155)	$3,662
2005	3,810	7	—	3,817
2004	3,768	250	(208)	3,810

(1) Deductions represent uncollectible accounts written off, net of recoveries.

22.          DIVIDENDS

On October 28, 2002, the Company announced that its Board of Directors had approved and instituted a quarterly cash dividend on its common stock. The initial quarterly dividend of $0.02 per share was paid on December 6, 2003 in the amount of $4.1 million. The Company has continued to pay quarterly dividends and has increased the amount of such dividends on a regular basis. During the year ended March 31, 2006, the Company paid dividends totaling $0.57 per share for a total dividend payment of $120.1 million. During the year ended March 31, 2005, the Company paid dividends totaling $0.208 per share for a total dividend payment of $43.0 million. During the year ended March 31, 2004, the Company paid dividends totaling $0.113 per share for a total dividend payout of $23.3 million.