Form 10-Q
period 2006-06-30
MICROCHIP TECHNOLOGY INC
filed 2006-08-08
CIK 827054

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________to __________

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

Large Accelerated Filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). (Check One)

Yes ☐ No ☒

Shares Outstanding of Registrant’s Common Stock
Class	Outstanding at August 2, 2006
Common Stock, $0.001 par value	214,931,615 shares

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES

INDEX

		Page

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Condensed Consolidated Balance Sheets - June 30, 2006 and March 31, 2006	3

	Condensed Consolidated Statements of Income - Three Months Ended June 30, 2006 and June 30, 2005	4

	Condensed Consolidated Statements of Cash Flows - Three Months Ended June 30, 2006 and June 30, 2005	5

	Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28

Item 4.	Controls and Procedures	29

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	29

Item 1A.	Risk Factors	29

Item 6.	Exhibits	37

SIGNATURES		38

CERTIFICATIONS

EXHIBITS

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

ASSETS
	June 30,	March 31,
	2006	2006
	(Unaudited)	(Note 1)
Cash and cash equivalents	$136,656	$565,273
Short-term investments	617,133	199,491
Accounts receivable, net	137,196	139,361
Inventories	116,642	115,024
Prepaid expenses	12,278	11,369
Deferred tax assets	77,049	78,544
Other current assets	9,015	9,767
Total current assets	1,105,969	1,118,829

Property, plant and equipment, net	648,542	659,972
Long-term investments	490,268	520,360
Goodwill	31,886	31,886
Intangible assets, net	9,264	9,489
Other assets	8,762	10,060

Total assets	$2,294,691	$2,350,596

LIABILITIES AND STOCKHOLDERS' EQUITY

Short-term debt	$137,500	$268,954
Accounts payable	41,453	50,847
Accrued liabilities	204,835	189,687
Deferred income on shipments to distributors	110,911	99,481
Total current liabilities	494,699	608,969

Pension accrual	836	801
Deferred tax liability	11,347	14,637

Stockholders' equity:

Preferred stock, $.001 par value; authorized 5,000,000 shares;
no shares issued or outstanding.	---	---
Common stock, $.001 par value; authorized 450,000,000 shares;
issued and outstanding 214,651,706 shares at June 30, 2006;
issued and outstanding 213,614,343 shares at March 31, 2006.	215	214
Additional paid-in capital	665,598	639,238
Retained earnings	1,137,276	1,106,355
Deferred share-based compensation	---	(5,705)
Accumulated other comprehensive loss	(15,280)	(13,913)
Net stockholders' equity	1,787,809	1,726,189

Total liabilities and stockholders' equity	$2,294,691	$2,350,596

See accompanying notes to condensed consolidated financial statements

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,
	2006	2005

Net sales	$262,557	$218,527
Cost of sales	104,073	91,022
Gross profit	158,484	127,505

Operating expenses:
Research and development (1)	28,024	23,395
Selling, general and administrative (1)	40,779	31,081
	68,803	54,476

Operating income	89,681	73,029

Other income (expense):
Interest income	13,927	6,580
Interest expense	(2,489)	(433)
Other, net	176	1,121

Income before income taxes	101,295	80,297

Income tax provision	24,311	19,273

Net income	$76,984	$61,024

Basic net income per common share	$0.36	$0.29

Diluted net income per common share	$0.35	$0.29

Dividends declared per common share	$0.215	$0.095

Weighted average common shares outstanding	214,175	208,396

Weighted average common and potential
common shares outstanding	219,791	213,105

(1) Includes share-based compensation charges as follow:
Research and development	$2,291	$3
Selling, general and administrative	3,514	35

See accompanying notes to condensed consolidated financial statements

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three months ended June 30,
	2006	2005
Cash flows from operating activities:
Net income	$76,984	$61,024
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,519	28,107
Deferred income taxes	(1,410)	4,772
Share-based compensation	5,805	38
Excess tax benefit from share-based payment arrangements	(7,114)	---
Tax benefit from equity incentive plans	7,117	5,385
Gain on sale of assets	(299)	(211)
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	2,165	(17,526)
Decrease (increase) in inventories	49	(111)
Increase (decrease) in deferred income on shipments to distributors	11,430	(1,668)
Increase in accounts payable and accrued liabilities	5,754	13,234
Change in other assets and liabilities	803	953

Net cash provided by operating activities	129,803	93,997

Cash flows from investing activities:
Purchases of investments	(931,254)	(124,332)
Sales and maturities of investments	541,952	121,623
Investment in other assets	(219)	(1,000)
Proceeds from sale of assets	673	244
Capital expenditures	(16,645)	(14,794)

Net cash used in investing activities	(405,493)	(18,259)

Cash flows from financing activities:
Payment of cash dividend	(46,064)	(19,795)
Proceeds from sale of common stock	17,477	16,699
Excess tax benefit from share-based payment arrangements	7,114	---
Payments on short-term borrowings	(131,454)	---

Net cash used in financing activities	(152,927)	(3,096)

Net (decrease) increase in cash and cash equivalents	(428,617)	72,642

Cash and cash equivalents at beginning of period	565,273	68,730

Cash and cash equivalents at end of period	$136,656	$141,372

See accompanying notes to condensed consolidated financial statements

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Microchip Technology Incorporated and its wholly-owned subsidiaries (the “Company”). All intercompany balances and transactions have been eliminated in consolidation. We own 100% of the outstanding stock in all of our subsidiaries.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of management, all adjustments of a normal recurring nature which are necessary for a fair presentation have been included. Certain information and footnote disclosures normally included in audited consolidated financial statements have been condensed or omitted pursuant to such SEC rules and regulations. It is suggested that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006. The results of operations for the three months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2007 or for any other period.

(2)	Recently Issued Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 is an interpretation of FASB Statement No. 109, Accounting for Income Taxes, and it seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. In addition, FIN 48 requires expanded disclosure with respect to the uncertainty in income taxes and is effective for the Company as of the beginning fiscal 2008. The Company is currently evaluating the impact, if any, that FIN 48 will have on its financial statements.

(3)	Share-Based Compensation

The Company has equity incentive plans under which non-qualified stock options and restricted stock units (RSUs) have been granted to employees and non-employee members of the Board of Directors. In the second half of fiscal 2006, the Company adopted RSUs as its primary equity incentive compensation instrument for employees. The Company also has an employee stock purchase plan for all eligible employees.  Effective April 1, 2006, the Company adopted FASB Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”). SFAS 123R requires all share-based payments to employees, including grants of employee stock options, RSUs and employee stock purchase rights, to be recognized in the financial statements based on their respective grant date fair values and does not allow the previously permitted pro forma disclosure-only method as an alternative to financial statement recognition. SFAS 123R supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and related interpretations, and amends SFAS No. 95, Statement of Cash Flows. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under previous literature. This requirement may reduce the Company’s future net operating cash flows and increase net financing cash flows. In March 2005, the SEC issued SAB No. 107, Share-Based Payment (“SAB 107”), which provides guidance regarding the interaction of SFAS 123R and certain SEC rules and regulations. The Company has applied the provisions of SAB 107 in its adoption of SFAS 123R.

The Company adopted SFAS 123R using the modified-prospective method of recognition of compensation expense related to share-based payments. The Company’s unaudited condensed consolidated statement of income for the three months ended June 30, 2006 reflects the impact of adopting SFAS 123R. In accordance with the modified-prospective transition method, the Company’s unaudited condensed consolidated statements of income for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R.

SFAS 123R requires companies to estimate the fair value of share-based payment awards on the date of grant using an option pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense ratably over the requisite service periods. The Company has estimated the fair value of each award as of the date of grant using the Black-Scholes option pricing model, which was developed for use in estimating the value of traded options that have no vesting restrictions and that are freely transferable. The Black-Scholes model considers, among other factors, the expected life of the award and the expected volatility of the Company’s stock price. Although the Black-Scholes model meets the requirements of SFAS 123R and SAB 107, the fair values generated by the model may not be indicative of the actual fair values of the Company’s awards, as it does not consider other factors important to those share-based payment awards, such as continued employment, periodic vesting requirements, and limited transferability.

Prior to the adoption of SFAS No. 123R, the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the condensed consolidated statements of cash flows. SFAS No. 123R requires the cash flows resulting from the tax benefits arising from tax deductions in excess of the compensation cost recognized for the equity incentives (excess tax benefits) to be classified as financing cash flows. The $7.1 million excess tax benefit classified as a financing cash inflow in the Company’s accompanying condensed consolidated statements of cash flows for the three months ending June 30, 2006 would have been classified as an operating cash inflow if the Company had not adopted SFAS No. 123R.

Prior to the adoption of SFAS 123R, the Company accounted for share-based payment awards to employees in accordance with APB 25 and related interpretations, and had adopted the disclosure-only alternative of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), and SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure. In accordance with APB 25, share-based compensation expense was not recorded in connection with share-based payment awards granted with exercise prices equal to or greater than the fair market value of the Company’s common stock on the date of grant, unless certain modifications were subsequently made. The Company recorded deferred compensation in connection with RSUs equal to the fair market value of the common stock on the date of grant. Recorded deferred compensation was recognized as share-based compensation expense ratably over the applicable vesting periods. In accordance with the provisions of SFAS 123R, all deferred compensation previously recorded has been eliminated with a corresponding reduction in additional paid in capital.

Determining the appropriate fair-value model and calculating the fair value of share-based awards at the date of grant requires judgment. The Company uses the Black-Scholes option pricing model to estimate the fair value of employee stock options and rights to purchase shares under stock participation plans, consistent with the provisions of SFAS 123R. Option pricing models, including the Black-Scholes model, also require the use of input assumptions, including expected volatility, expected life, expected dividend rate, and expected risk-free rate of return. The Company uses a blend of historical and implied volatility based on options freely traded in the open market as it believes this is more reflective of market conditions and a better indicator of expected volatility than using purely historical volatility. The expected life of the awards is based on historical and other economic data trended into the future. The risk-free interest rate assumption is based on observed interest rates appropriate for the terms of the Company’s awards. The dividend yield assumption is based on the Company’s history and expectation of future dividend payouts. The fair value of our RSUs is based on the fair market value of the Company’s common stock on the date of grant discounted for expected future dividends. SFAS 123R requires the Company to develop an estimate of the number of share-based awards which will be forfeited due to employee turnover. Quarterly changes in the estimated forfeiture rate may have a significant effect on share-based compensation, as the effect of adjusting the rate for all expense amortization after April 1, 2006 is recognized in the period the forfeiture estimate is changed. If the actual forfeiture rate is higher than the estimated forfeiture rate, then an adjustment is made to increase the estimated forfeiture rate, which will result in a decrease to the expense recognized in the financial statements. If the actual forfeiture rate is lower than the estimated forfeiture rate, then an adjustment is made to decrease the estimated forfeiture rate, which will result in an increase to the expense recognized in the financial statements. If forfeiture adjustments are made, they would affect the Company’s gross margin, research and development expenses, and selling, general, and administrative expenses. The effect of forfeiture adjustments in the first quarter of fiscal 2007 was immaterial.

The Company evaluates the assumptions used to value its awards on a quarterly basis. If factors change and the Company employs different assumptions, share-based compensation expense may differ significantly from what was recorded in the past. If there are any modifications or cancellations of the underlying unvested securities, the Company may be required to accelerate, increase or cancel any remaining unearned share-based compensation expense. Future share-based compensation expense and unearned share-based compensation will increase to the extent that the Company grants additional equity awards to employees or it assumes unvested equity awards in connection with acquisitions. Had the Company adopted SFAS 123R in prior periods, the magnitude of the impact of that standard on its results of operations would have approximated the impact of SFAS 123 assuming the application of the Black-Scholes option pricing model as described in the disclosure of pro forma net income and pro forma net income per share in Note 10 to the Company’s Unaudited Condensed Consolidated Financial Statements.

(4)	Investments

The Company’s investments are intended to establish a high-quality portfolio that preserves principal, meets liquidity needs, avoids inappropriate concentrations and delivers an appropriate yield in relationship to the Company’s investment guidelines and market conditions. The following is a summary of available-for-sale securities at June 30, 2006 (amounts in thousands):
	Adjusted Cost	Gross Unrealized Gains		Gross Unrealized Losses	Estimated Fair Value
State student loan bonds	$101,100	$	---	$3	$101,097
Government agency bonds	567,895		---	18,091	549,804
Commercial paper	49,982		---	282	49,700
Floating rate securities	406,900		---	100	406,800
	$1,125,877	$	---	$18,476	$1,107,401

During the quarter ended June 30, 2006, the Company did not have any gross realized gains or losses on sales of available-for-sale securities. During the quarter ended June 30, 2005, the Company had gross realized losses on available-for-sale securities of eight thousand dollars.

At June 30, 2006, the Company evaluated its investment portfolio, and noted unrealized losses of $18.5 million due to fluctuations in interest rates. Management does not believe any of the unrealized losses represented an other-than-temporary impairment based on its evaluation of available evidence as of June 30, 2006. The Company’s intent is to hold these investments until such time as these assets are no longer impaired. For those investments not scheduled to mature until after June 30, 2007, such recovery is not anticipated to occur in the next year and these investments have been classified as long-term investments. At June 30, 2006, short-term investments consisted of $617,133 and long-term investments consisted of $490,268.

The amortized cost and estimated fair value of the available-for-sale securities at June 30, 2006, by maturity, are shown below (amounts in thousands). Expected maturities can differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties, and the Company views its available-for-sale securities as available for current operations.

	Adjusted Cost	Gross Unrealized Gains		Gross Unrealized Losses	Estimated Fair Value
Available-for-sale
Due in one year or less	$618,757	$	---	$1,624	$617,133
Due after one year and through five years	507,120		---	16,852	490,268
	$1,125,877	$	---	$18,476	$1,107,401

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2006 (amounts in thousands):

	Less Than 12 Months		Greater Than 12 Months
	Fair Value	Gross Unrealized Loss	Fair Value		Gross Unrealized Loss
State student loan bonds	$101,097	$3	$	---	$	---
Government agency	136,262	2,163		413,542		15,928
Commercial paper	49,700	282		---		---
Floating rate securities	406,800	100		---		---
	$693,859	$2,548		$413,542		$15,928

The unrealized losses on the Company’s investments were caused by interest rate increases. The contractual cash flows of those investments are either guaranteed by a government agency or are investments in corporations with credit ratings of AA or higher. Accordingly, it is expected that the securities will not settle at prices less than the amortized cost of the Company’s investment.  Because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, it does not consider the investments with unrealized losses to be other-than-temporarily impaired at June 30, 2006.

(5)	Accounts Receivable

Accounts receivable consists of the following (amounts in thousands):

	June 30, 2006	March 31, 2006
Trade accounts receivable	$140,649	$142,703
Other	209	320
	140,858	143,023
Less allowance for doubtful accounts	3,662	3,662
	$137,196	$139,361

(6)	Inventories

The components of inventories consist of the following (amounts in thousands):

	June 30, 2006	March 31, 2006
Raw materials	$4,427	$3,505
Work in process	79,071	80,947
Finished goods	33,144	30,572
	$116,642	$115,024

Inventory impairment charges establish a new cost basis for inventory and charges are not subsequently reversed to income even if circumstances later suggest that increased carrying amounts are recoverable.

(7)	Property, Plant and Equipment

Property, plant and equipment consists of the following (amounts in thousands):

	June 30, 2006	March 31, 2006
Land	$47,212	$47,212
Building and building improvements	368,607	366,055
Machinery and equipment	1,019,245	991,452
Projects in process	74,632	87,341
	1,509,696	1,492,060
Less accumulated depreciation and amortization	861,154	832,088
	$648,542	$659,972

Depreciation expense attributed to property and equipment was $28.1 million in the three months ended June 30, 2006 and $27.9 million in the three months ended June 30, 2005.

(8)	Short-term Debt

The Company had short-term debt of $137.5 million and $269.0 million at June 30, 2006 and March 31, 2006, respectively. The short-term debt is a result of repurchase agreements that are in place with two investment brokerages. The short-term debt was collateralized with $152.8 million and $277.6 million of available-for-sale investments at June 30, 2006 and March 31, 2006, respectively. The short-term debt had a weighted average interest rate of 5.09% and 4.83% as of June 30, 2006 and March 31, 2006, respectively. In fiscal 2006, the borrowings were made to complete a $500 million repatriation of foreign earnings under the American Jobs Creation Act. The borrowings were collateralized against investments that are held by the Company’s offshore subsidiaries. The Company presently intends to pay down the short-term borrowings as the investments mature and also from future offshore cash generation. In the quarter ended June 30, 2006, $131.5 million of short-term borrowings were paid down. There are no covenants associated with the repurchase agreements.

(9)	Comprehensive Income

Comprehensive income consists of net income and net unrealized gains (losses) on available-for-sale investments. The components of other comprehensive income (loss) and related tax effects were as follows (amounts in thousands):

	Three Months Ended June 30,
	2006	2005
Increase (decrease) in unrealized losses on investments, net of tax effect of $384, and ($859), respectively	$1,367	$(4,225)

(10)	Employee Benefit Plans

Equity Incentive Plans

The Company has equity incentive plans under which incentive stock options have been granted to employees and RSUs and non-qualified stock options have been granted to employees and non-employee members of the Board of Directors. The Company’s 2004 Equity Incentive Plan, as amended and restated (the “2004 Plan”), is shareholder approved and permits the grant of stock options and RSUs to employees, non-employee members of the Board of Directors and consultants. At June 30, 2006, 12.0 million shares remained available for future grant under the 2004 Plan. Stock options and RSUs are designed to reward employees for their long-term contributions to the Company and to provide incentive for them to remain employed with the Company. The Company believes that such awards better align the interests of its employees with those of its shareholders.

The Board of Directors or the plan administrator determines eligibility, vesting schedules and exercise prices for equity incentives granted under the plans. Equity incentives granted generally have a term of 10 years, and in the case of newly hired employees generally vest and become exercisable at the rate of 25% after one year of service and ratably on a monthly or quarterly basis over a period of 36 months thereafter; subsequent equity incentive grants to existing employees generally vest and become exercisable ratably on a monthly or quarterly basis over a period starting in 48 months and ending in 60 months after the date of grant.

Share-Based Compensation Expense

The following table presents details of share-based compensation expense by functional line item (amounts in thousands):

	Three Months Ended June 30,
	2006 (1)		2005
Cost of revenue	$	---(2)	$	---
Research and development		2,291		3
Selling, general and administrative		3,514		35
		$5,805		$38

(1) The amounts included in the three months ended June 30, 2006 reflect the adoption of SFAS 123R. In accordance with the modified prospective transition method, the Company’s unaudited condensed consolidated statements of income for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R.

(2) During the three months ended June 30, 2006, $1.7 million was capitalized to inventory.

The adoption of SFAS No. 123R reduced net income for the three months ended June 30, 2006 by approximately $4.4 million. As a result, basic and diluted earnings per share were both reduced by $0.02.  The amount of unearned share-based compensation currently estimated to be expensed in the remainder of fiscal 2007 through fiscal 2011 related to unvested share-based payment awards at June 30, 2006 is $80.3 million. The weighted average period over which the unearned share-based compensation is expected to be recognized is approximately 2.69 years.

In accordance with the requirements of the disclosure-only alternative of SFAS 123, set forth below is a pro forma illustration of the effect on net income and net income per share computed as if the Company had valued share-based awards to employees using the Black-Scholes option pricing model instead of applying the guidelines provided by APB 25 in the three months ended June 30, 2005 (in thousands, except per share amounts):

Three Months Ended June 30
2005
Net income, as reported	$61,024
Deduct: Total share-based employee compensation expense determined under fair value methods for all awards, net of related tax effects.	$4,942
Pro forma net income	$56,082
Net income per common share:
Basic, as reported	$0.29
Basic, pro forma	$0.27
Diluted, as reported	$0.29
Diluted, pro forma	$0.26

Combined Incentive Plan Information

RSU activity under the 2004 Plan in the three months ended June 30, 2006 is set forth below:

Number of Shares
Balance at March 31, 2006	195,524
Restricted stock units granted under the 2004 Plan	1,419,561
Restricted stock units cancelled	(19,240)
Restricted stock units vested	(27)
Balance at June 30, 2006	1,595,818

The total pre-tax intrinsic value of RSUs which vested during the three months ended June 30, 2006 was immaterial. The aggregate pre-tax intrinsic value of RSUs outstanding at June 30, 2006 was $53.2 million. The aggregate pre-tax intrinsic value was calculated based on the closing price of the Company’s common stock of $33.55 on June 30, 2006. At June 30, 2006, the weighted average remaining expense recognition period was 3.22 years.  The weighted average fair values per share of the RSUs awarded in the three months ended June 30, 2006 was $31.88, calculated based on the fair market value of the Company’s common stock on the respective grant dates discounted for the Company’s expected dividend yield. The weighted average fair value per share of RSUs awarded in the three months ended June 30, 2005 was $25.23 calculated based on the fair market value of the Company’s common stock on the respective grant dates.

Option activity under the Company’s stock incentive plans in the three months ended June 30, 2006 is set forth below:

	Number of Shares	Weighted Average Exercise Price per Share
Balance at March 31, 2006	18,450,360	$20.97
Options granted under the 2004 Plan	34,208	36.97
Options cancelled	(131,891)	24.20
Options exercised	(1,030,377)	16.66
Balance at June 30, 2006	17,322,300	$21.23

The total pre-tax intrinsic value of options exercised during the three months ended June 30, 2006 was $20.2 million. This intrinsic value represents the difference between the fair market value of the Company’s common stock on the date of exercise and the exercise price of each equity award.

The following table summarizes information about the stock options outstanding at June 30, 2006:

Range of Exercise Prices	Number of Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Life	Number Exercisable	Weighted Average Exercise Price
			(in years)
$ 1.82 - $10.04	2,681,106	$8.44	2.17	2,680,321	$8.45
$10.05 - $15.92	1,772,663	$15.62	4.59	1,770,982	$15.62
$15.93 - $18.48	2,069,660	$18.41	6.61	690,561	$18.26
$18.49 - $23.39	2,080,646	$22.37	4.33	2,050,926	$22.39
$23.40 - $25.26	1,078,066	$24.23	5.81	1,060,139	$24.22
$25.27 - $25.29	1,739,812	$25.29	8.75	11,872	$25.29
$25.30 - $27.05	2,382,860	$26.76	7.65	676,212	$26.24
$27.06 - $27.15	2,159,909	$27.15	5.76	2,159,909	$27.15
$27.16 - $36.10	1,325,218	$29.50	6.99	822,070	$29.29
$36.11 - $37.06	32,360	$37.06	9.76	0	$0.00
$ 1.82 - $37.06	17,322,300	$21.23	5.68	11,922,992	$19.73

The aggregate pre-tax intrinsic value of options outstanding and options exercisable at June 30, 2006 was $213.6 million and $164.8 million, respectively. The aggregate pre-tax intrinsic values were calculated based on the closing price of the Company’s common stock of $33.55 on June 30, 2006.  The weighted average fair values per share of stock options granted in the three months ended June 30, 2006 was $12.99.

The weighted average fair values per share of stock options granted in connection with the Company’s stock incentive plans have been estimated utilizing the following assumptions:

	Three Months Ended June 30,
	2006	2005
Expected life (in years)	5.39	5.10
Volatility	42%	45%
Risk-free interest rate	5.25%	3.70%
Dividend yield	3.00%	1.69%

Employee Stock Purchase Plan

The Company has an employee stock purchase plan and an international employee stock purchase plan (the “Purchase Plans”) for all eligible employees. Under the Purchase Plans, employees may purchase shares of the Company’s common stock at six-month intervals at 85% of fair market value (calculated in the manner provided in the plan). Employees purchase such stock using payroll deductions, which may not exceed 10% of their total cash compensation. The Purchase Plans impose certain limitations upon an employee’s right to acquire common stock, including the following: (i) no employee may purchase more than 7,500 shares of common stock on any purchase date and (ii) no employee may be granted rights to purchase more than $25,000 of common stock for each calendar year in which such rights are at any time outstanding. At June 30, 2006, 3.8 million shares were available for future issuance under the Purchase Plans. The Company issued 6,667 shares under the Purchase Plans in the three months ended June 30, 2006.

The weighted average fair values per share of stock purchased in connection with the Company’s stock purchase plan have been estimated using the following assumptions:

	Three Months Ended June 30,
	2006	2005
Expected life (in years)	0.50	0.50
Volatility	29%	45%
Risk-free interest rate	5.25%	3.70%
Dividend yield	3.00%	1.69%

(11)	Net Income Per Share

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended June 30,
	2006	2005
Net income	$76,984	$61,024

Weighted average common shares outstanding	214,175	208,396

Dilutive effect of stock options	5,616	4,709

Weighted average common and potential common shares outstanding	219,791	213,105

Basic net income per common share	$0.36	$0.29

Diluted net income per common share	$0.35	$0.29

(12)	Stock Repurchase

On April 22, 2004, the Company announced that its Board of Directors had authorized the Company to purchase up to 2.5 million shares of its common stock in the open market or in privately negotiated transactions. As of June 30, 2006, the Company had repurchased 1,004,834 shares under this authorization. As of June 30, 2006, all of the purchased shares were used to fund stock option exercises and purchases under the Company’s employee stock purchase plan. The timing and amount of future repurchases will depend upon market conditions and corporate considerations.

(13)	Dividends

On October 28, 2002, the Company announced that its Board of Directors had approved and instituted a quarterly cash dividend on its common stock. A quarterly cash dividend of $0.215 per share was paid on May 23, 2006 in the aggregate amount of $46.1 million. A quarterly cash dividend of $0.235 per share was declared on July 20, 2006 and will be paid on August 17, 2006 to shareholders of record as of August 3, 2006. The Company expects the August 2006 payment of its quarterly cash dividend to be approximately $50.5 million.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report, including “Part I - Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part II - Item 1A Risk Factors” contains certain forward-looking statements that involve risks and uncertainties, including statements regarding our strategy, financial performance and revenue sources. We use words such as “anticipate,” “believe,” “plan,” “expect,” “future,” “intend” and similar expressions to identify forward-looking statements. Our actual results could differ materially from the results anticipated in these forward-looking statements as a result of certain factors including those set forth under “Risk Factors,” beginning at page 29 and elsewhere in this Form 10-Q. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. You should not place undue reliance on these forward-looking statements. We disclaim any obligation to update information contained in any forward-looking statement. These forward-looking statements include, without limitation, statements regarding the following:

•	The effects and amount of competitive pricing pressure on our product lines;
•	Our ability to moderate future average selling price declines;
•	The effect of product mix on gross margin;
•	The amount of changes in demand for our products and those of our customers;
•	The level of orders that will be received and shipped within a quarter;

•	The effect that distributor and customer inventory holding patterns will have on us;
•	Our belief that customers recognize our products and brand name and use distributors as an effective supply channel;
•	Our ability to increase the proprietary portion of our analog and interface product lines and the effect of such an increase;
•	The impact of any supply disruption we may experience;
•	Our ability to effectively utilize our facilities at appropriate capacity levels and anticipated costs;
•	That our capital expenditures over the next 12 months will provide sufficient manufacturing capability to meet our anticipated needs;
•	That manufacturing costs will be reduced by transition to advanced process technologies;
•	Our ability to absorb fixed costs, labor and other direct manufacturing costs;
•	Our ability to maintain manufacturing yields;
•	Continuing our investments in new and enhanced products;
•	The ability to attract and retain qualified personnel;
•	The cost effectiveness of using our own assembly and test operations;
•	Our anticipated level of capital expenditures;
•	Continuing to see patents on our inventions;
•	Continuation of quarterly cash dividends;
•	The sufficiency of our existing sources of liquidity;
•	The impact of seasonality on our business;
•	Expected impact of SFAS 123R on our business;
•	Input assumptions made in our estimate of the fair value of employee stock options not limited to the dividend rate, life expectancy, volatility, forfeiture rate, and risk-free rate of return;
•	That the resolution of legal actions will not harm our business;
•	That the idling of assets will not impair the value of such assets;
•	Our intent to pay-down short-term borrowings;
•	The recoverability of our deferred tax assets;
•	The adequacy of our tax reserves to offset any potential tax liabilities;
•	Our belief that the expiration of any tax holidays will not have a material impact;
•	The ability to obtain title to our Thailand facility, its fair value and adequacy of associated reserves;
•	The accuracy of our estimates of the useful life and values of our property;
•	Our ability to obtain intellectual property licenses;
•	The level of risk we are exposed to for product liability claims;
•	The amount of labor unrest, political instability, governmental interference and changes in general economic conditions that we experience;
•	The effect of changes in market interest rates on income and/or cash flows; and
•	The effect of fluctuations in currency rates.

We begin our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) with a summary of Microchip’s overall business strategy to give the reader an overview of the goals of our business and the overall direction of our business and products. This is followed by a discussion of the Critical Accounting Policies and Estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results. We then discuss our Results of Operations for the three months ended June 30, 2006 compared to the three months ended June 30, 2005. We then provide an analysis of changes in our balance sheet and cash flows, and discuss our financial commitments in sections titled “Liquidity and Capital Resources,” “Contractual Obligations” and “Off-Balance Sheet Arrangements.”

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

Critical Accounting Policies and Estimates

General

Our discussion and analysis of Microchip’s financial condition and results of operations is based upon our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. We review the accounting policies we use in reporting our financial results on a regular basis. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, share-based compensation, inventories, income taxes, property plant and equipment, impairment of property, plant and equipment and assets held for sale and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Results may differ from these estimates due to actual outcomes being different from those on which we based our assumptions. We review these estimates and judgments on an ongoing basis. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements. We also have other policies that we consider key accounting policies, such as our policy regarding revenue recognition to OEMs; however, we do not believe these policies require us to make estimates or judgments that are as difficult or subjective as our policies described below.

Revenue Recognition - Distributors

Our distributors worldwide have broad rights to return products and price protection rights, so we defer revenue recognition until the distributor sells the product to their customers. We reduce product pricing through price protection based on market conditions, competitive considerations and other factors. Price protection is granted to distributors on the inventory that they have on hand at the date the price protection is offered. When we reduce the price of our products, it allows the distributor to claim a credit against its outstanding accounts receivable balances based on the new price of the inventory it has on hand as of the date of the price reduction. There is no revenue impact to us from the price protections. We also grant certain credits to our distributors. The credits are granted to the distributors on specially identified pieces of the distributors’ business to allow them to earn a competitive gross margin on the sale of our products to their end customers. The credits are on a per unit basis and are not given to the distributor until they provide documentation of the sale to their end customer. The effect of granting these credits establishes the net selling price from us to our distributors for the product and results in the net revenue recognized by us when the product is sold by the distributors to their end customers. Upon shipment, amounts billed to distributors are included as accounts receivable, inventory is relieved, and the sale and the gross margin are deferred and are reflected as a current liability until the product is sold by the distributor to their customers.

Share-based Compensation

In the first quarter of fiscal 2007, we adopted SFAS 123R, which requires the measurement at fair value and recognition of compensation expense for all share-based payment awards, including grants of employee stock options, RSUs and employee stock purchase rights, to be recognized in our financial statements based on their respective grant date fair values. Total share-based compensation during the first quarter of 2007 was $7.5 million, of which $5.8 million was reflected in operating expenses and $1.7 million was capitalized to inventory.

Determining the appropriate fair-value model and calculating the fair value of share-based awards at the date of grant requires judgment. We use the Black-Scholes option pricing model to estimate the fair value of employee stock options and rights to purchase shares under stock participation plans, consistent with the provisions of SFAS 123R. Option pricing models, including the Black-Scholes model, also require the use of input assumptions, including expected volatility, expected life, expected dividend rate, and expected risk-free rate of return. We use a blend of historical and implied volatility based on options freely traded in the open market as we believe this is more reflective of market conditions and a better indicator of expected volatility than using purely historical volatility. The expected life of the awards is based on historical and other economic data trended into the future. The risk-free interest rate assumption is based on observed interest rates appropriate for the terms of our awards. The dividend yield assumption is based on our history and expectation of future dividend payouts. The fair value of our RSUs is based on the fair market value of our common stock on the date of grant discounted for expected future dividends. SFAS 123R requires us to develop an estimate of the number of share-based awards which will be forfeited due to employee turnover. Quarterly changes in the estimated forfeiture rate can have a significant effect on reported share-based compensation, as the effect of adjusting the rate for all expense amortization after April 1, 2006 is recognized in the period the forfeiture estimate is changed. If the actual forfeiture rate is higher than the estimated forfeiture rate, then an adjustment is made to increase the estimated forfeiture rate, which will result in a decrease to the expense recognized in the financial statements. If the actual forfeiture rate is lower than the estimated forfeiture rate, then an adjustment is made to decrease the estimated forfeiture rate, which will result in an increase to the expense recognized in the financial statements. If forfeiture adjustments are made, they would affect our gross margin, research and development expenses, and selling, general, administrative expenses. The effect of forfeiture adjustments in the first quarter of fiscal 2007 was immaterial.

We evaluate the assumptions used to value our awards on a quarterly basis. If factors change and we employ different assumptions, share-based compensation expense may differ significantly from what we have recorded in the past. If there are any modifications or cancellations of the underlying unvested securities, we may be required to accelerate, increase or cancel any remaining unearned share-based compensation expense. Future share-based compensation expense and unearned share-based compensation will increase to the extent that we grant additional equity awards to employees or we assume unvested equity awards in connection with acquisitions. Had we adopted SFAS 123R in prior periods, the magnitude of the impact of that standard on our results of operations would have approximated the impact of SFAS 123 assuming the application of the Black-Scholes option pricing model as described in the disclosure of pro forma net income (loss) and pro forma net income (loss) per share in Note 10 to our Unaudited Condensed Consolidated Financial Statements.

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

Income Taxes

As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income within the relevant jurisdiction and to the extent we believe that recovery is not likely, we must establish a valuation allowance. We have not provided for a valuation allowance because we believe that it is more likely than not that our deferred tax assets will be recovered from future taxable income. Should we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made. At June 30, 2006, our gross deferred tax asset was $77.1 million.

Various taxing authorities in the United States and other countries in which we do business are increasing their scrutiny of various tax structures employed by businesses. Companies of our size and complexity are regularly audited by the taxing authorities in the jurisdictions in which they conduct significant operations. We are currently under audit by the United States Internal Revenue Service (“IRS”) for our fiscal years ended March 31, 1998, 1999, 2000 and 2001. As part of this ongoing audit, the IRS has proposed certain adjustments related to positions reflected on these returns. The IRS has issued formal assessments for these adjustments. We do not agree with these adjustments and are appealing these assessments. We recognize liabilities for anticipated tax audit issues in the United States and other tax jurisdictions based on our estimate of whether, and the extent to which, additional tax payments are probable. We believe that we maintain adequate tax reserves to offset any potential tax liabilities that may arise upon final resolution of the pending audit through either settlement or the appeals process with the IRS. The IRS is also currently auditing our fiscal years ended March 31, 2002, 2003 and 2004. We believe that we maintain adequate tax reserves to offset any potential tax liabilities that may arise upon these and other audits in the United States and other countries in which we do business. If such amounts ultimately prove to be unnecessary, the resulting reversal of such reserves would result in tax benefits being recorded in the period the reserves are no longer deemed necessary. If such amounts ultimately prove to be less than an ultimate assessment, a future charge to expense would be recorded in the period in which the assessment is determined.

Property, Plant & Equipment

Property, plant and equipment are stated at cost. Major renewals and improvements are capitalized, while maintenance and repairs are expensed when incurred. At June 30, 2006, the carrying value of our property and equipment totaled $648.5 million, which represents 28.3% of our total assets. This carrying value reflects the application of our property and equipment accounting policies, which incorporate estimates, assumptions and judgments relative to the useful lives of our property and equipment. Depreciation is provided on a straight-line basis over the estimated useful lives of the related assets, which range from five to seven years on manufacturing equipment and approximately 30 years on buildings.

We began production activities at Fab 4 on October 31, 2003. We began to depreciate the Fab 4 assets as they were placed in service for production purposes. As of June 30, 2006, all of the buildings and supporting facilities were being depreciated as well as the manufacturing equipment that had been placed in service. All manufacturing equipment that was not being used in production activities was maintained in projects in process and is not being depreciated until it is placed into service since management believes there will be no change to its utility from the present time until it is placed into productive service. The lives to be used for depreciating this equipment at Fab 4 will be evaluated at such time as the assets are placed in service. We do not believe that the temporary idling of such assets has impaired the estimated life or carrying values of the underlying assets.

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

Litigation

Our current estimated range of liability related to pending litigation is based on the probable loss of claims for which we can estimate the amount and range of loss. Recorded reserves were not significant at June 30, 2006.  Because of the uncertainties related to both the probability of loss and the amount and range of loss on our pending litigation, we are unable to make a reasonable estimate of the liability that could result from an unfavorable outcome. As additional information becomes available, we will assess the potential liability related to our pending litigation and revise our estimates. Revisions in our estimates of the potential liability could materially impact our results of operation and financial position.

Results of Operations

The following table sets forth certain operational data as a percentage of net sales for the periods indicated:

	Three Months Ended June 30,
	2006	2005
Net sales	100.0%	100.0%
Cost of sales	39.6%	41.7%
Gross profit	60.4%	58.3%
Research and development	10.7%	10.7%
Selling, general and administrative	15.5%	14.2%
Operating income	34.2%	33.4%

Net Sales

We operate in one industry segment and engage primarily in the design, development, manufacture and marketing of semiconductor products. We sell our products to distributors and original equipment manufacturers, referred to as OEMs, in a broad range of market segments, perform ongoing credit evaluations of our customers and generally require no collateral.

Our net sales for the quarter ended June 30, 2006 were $262.6 million, an increase of 6.2% from the previous quarter’s sales of $247.2 million, and an increase of 20.1% from net sales of $218.5 million in the quarter ended June 30, 2005. The changes in net sales in these periods resulted primarily from increased demand across all of our product lines. Average selling prices for our products were up approximately 3% for the three-month period ended June 30, 2006 over the corresponding period of the previous fiscal year. The number of units of our products sold was up approximately 17% for the three-month period ended June 30, 2006 over the corresponding period of the previous fiscal year. The average selling prices and the unit volumes of our sales are impacted by the mix of our products sold. Key factors in achieving the amount of net sales during the three-month period ended June 30, 2006 include:

•	continued market share gains
•	increasing semiconductor content in our customers’ products
•	customers’ increasing needs for the flexibility offered by our programmable solutions
•	our new product offerings that have increased our served available market; and
•	increasing demand for our products.

We recognize revenue from product sales upon shipment to OEMs. Under our shipping terms, legal title passes to the customer upon shipment from Microchip. We have no post-shipment obligations. Distributors generally have broad rights to return products and price protection rights, so we defer revenue recognition until the distributors sell the product to their customers. Upon shipment, amounts billed to distributors are included in accounts receivable, inventory is relieved, the sale is deferred and the gross margin is reflected as a current liability until the product is sold by the distributors to their customers.

Sales by product line for the three months ended June 30, 2006 and June 30, 2005 were as follows (dollars in thousands):

	Three Months Ended June 30 (unaudited)
	2006	%	2005	%
Microcontrollers	$211,316	80.5%	$174,600	79.9%
Memory products	30,607	11.7%	29,981	13.7%
Analog and interface products	20,634	7.8%	13,946	6.4%
Total sales	$262,557	100.0%	$218,527	100.0%

Microcontrollers

Our microcontroller product line represents the largest component of our total net sales. Microcontrollers and associated application development systems accounted for approximately 80.5% of our total net sales for the three-month period ended June 30, 2006 compared to approximately 79.9% of our total net sales for the three-month period ended June 30, 2005.

Net sales of our microcontroller products increased approximately 21.0% in the three-month period ended June 30, 2006 compared to the three-month period ended June 30, 2005. This sales increase was primarily due to increased demand for our microcontroller products in end markets, driven principally by market share gains and those factors described on page 21 above. The end markets that we serve include the automotive, communications, computing, consumer and industrial control markets.

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

Memory Products

Sales of our memory products accounted for approximately 11.7% of our total net sales for the three-month period ended June 30, 2006 compared to approximately 13.7% of our total net sales for the three-month period ended June 30, 2005.

Net sales of our memory products increased approximately 2.2% in the three-month period ended June 30, 2006 compared to the three-month period ended June 30, 2005. This sales increase was driven primarily by customer demand conditions within the Serial EEPROM market, which products comprise substantially all of our memory product net sales.

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

Analog and Interface Products

Sales of our analog and interface products accounted for approximately 7.8% of our total net sales for the three-month period ended June 30, 2006 compared to approximately 6.4% of our total net sales for the three-month period ended June 30, 2005.

Net sales of our analog and interface products increased approximately 47.6% in the three-month period ended June 30, 2006 compared to the three-month period ended June 30, 2005. This sales increase in our analog and interface products was driven primarily by supply and demand conditions within the analog and interface market.

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

Distribution

Distributors accounted for approximately 65% of our net sales in the three-month periods ended June 30, 2006 and June 30, 2005.  Our two largest distributors together accounted for approximately 23% of our net sales in the three-month period ended June 30, 2006 and approximately 24% of our net sales in the three-month period ended June 30, 2005.

Generally, we do not have long-term agreements with our distributors and we, or our distributors, may terminate our relationships with each other with little or no advanced notice. The loss of, or the disruption in the operations of, one or more of our distributors could reduce our future net sales in a given quarter and could result in an increase in inventory returns.

At June 30, 2006, distributors were maintaining an average of approximately 2.0 months of inventory of our products. Over the past three fiscal years, the months of inventory maintained by our distributors have fluctuated between approximately 2.0 and 2.8 months. Thus, inventory levels at our distributors are at the low end of the range we have experienced over the last three years. As we recognize revenue based on sell through for all of our distributors, we do not believe that inventory holding patterns at our distributors will materially impact our net sales.

Sales by Geography

Sales by geography for the three-month periods ended June 30, 2006 and June 30, 2005 were as follows (dollars in thousands):

	Three Months Ended June 30, (unaudited)
	2006	%	2005	%
Americas	$73,579	28.0%	$62,870	28.8%

Europe	73,742	28.1%	62,959	28.8%

Asia	115,236	43.9%	92,698	42.4%

Total sales	$262,557	100.0%	$218,527	100.0%

Our sales to foreign customers have been predominately in Asia and Europe, which we attribute to the manufacturing strength in those areas for automotive, communications, computing, consumer and industrial control products. Americas sales include sales to customers in the United States, Canada, Central America and South America. Sales to customers in Asia have increased over time due to many of our customers transitioning their manufacturing operations to Asia and growth in demand from the emerging Asian market.

Sales to foreign customers accounted for approximately 73% of our net sales in the three-month periods ended June 30, 2006 and June 30, 2005. Substantially all of our foreign sales are U.S. dollar denominated.

Gross Profit

Our gross profit was $158.5 million in the three months ended June 30, 2006, and $127.5 million in the three months ended June 30, 2005. Gross profit as a percent of sales was 60.4% in the three months ended June 30, 2006, and 58.3% in the three months ended June 30, 2005.

The most significant factor affecting our gross profit percentage in the periods covered by this report were:

•	fluctuations in the product mix of microcontrollers, proprietary and non-proprietary analog products and Serial EEPROM products resulting in higher average selling prices for our products; and
•
improvements in capacity utilization and absorption of fixed costs which positively affected gross margin in the three-month period ending June 30, 2006 over the corresponding period of the previous fiscal year.

Other factors that impacted gross profit percentage in the periods covered by this report include:

•	continued cost reductions in wafer fabrication and assembly and test manufacturing such as new manufacturing technologies and more efficient manufacturing techniques;
•	gross profit on products sold through the distribution channel;
•	depreciation expense as a percentage of cost of sales; and
•	inventory write-offs and the sale of inventory that was previously written off.

During the three-month period ended June 30, 2006, we operated at approximately 98% of our Fab 2 capacity, which favorably impacted gross margins compared to the same period of the previous fiscal year.

Our utilization of Fab 4’s total capacity is at relatively low levels although we are utilizing all of the installed equipment base. We expect to maintain approximately the same levels of capacity utilization at Fab 2 and Fab 4 during the second quarter of fiscal 2007.

The process technologies utilized impact our gross margins. Fab 2 currently utilizes various manufacturing process technologies, but predominantly utilizes our 0.5 to 1.0 micron processes. At June 30, 2006, Fab 4 predominantly utilized our 0.5 micron process technology. We continue to transition products to more advanced process technologies to reduce future manufacturing costs. All of our production has been on 8-inch wafers for the periods covered by this report.

Our overall inventory levels were $116.6 million at June 30, 2006 compared to $115.0 million at March 31, 2006. We had 102 days of inventory on our balance sheet at June 30, 2006 compared to 106 days at March 31, 2006 and 104 days at June 30, 2005. In the three months ended June 30, 2006, $1.7 million of share-based compensation expense was capitalized to inventory as a result of the adoption of SFAS 123R. The adoption of this accounting standard will impact our gross profit in the future as the inventory including the share-based compensation is sold.

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

At June 30, 2006, approximately 67% of our assembly requirements were being performed in our Thailand facility, compared to approximately 71% as of June 30, 2005. Third-party contractors located in Asia perform the balance of our assembly operations. Substantially all of our test requirements were being performed in our Thailand facility as of June 30, 2006 and June 30, 2005. We believe that the assembly and test operations performed at our Thailand facility provide us with significant cost savings when compared to third-party contractor assembly and test costs, as well as increased control over these portions of the manufacturing process.

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

Research and Development (R&D)

R&D expenses for the three months ended June 30, 2006 were $28.0 million, or 10.7% of sales, compared to $23.4 million, or 10.7% of sales, for the three months ended June 30, 2005. We are committed to investing in new and enhanced products, including development systems software, and in our design and manufacturing process technologies. We believe these investments are significant factors in maintaining our competitive position. We expense all R&D costs as incurred. R&D expenses include labor, depreciation, masks, prototype wafers, and expenses for the development of process technologies, new packages, and software to support new products and design environments. In the three months ended June 30, 2006, R&D expenses included $2.3 million of share-based compensation as a result of the adoption of SFAS 123R.

Selling, General and Administrative

Selling, general and administrative expenses for the three months ended June 30, 2006 were $40.8 million, or 15.5% of sales, compared to $31.1 million, or 14.2% of sales, for the three months ended June 30, 2005. Selling, general and administrative expenses include salary expenses related to field sales, marketing and administrative personnel, advertising and promotional expenditures and legal expenses. Selling, general and administrative expenses also include costs related to our direct sales force and field applications engineers who work in sales offices worldwide to stimulate demand by assisting customers in the selection and use of our products.

Selling, general and administrative expenses increased $9.7 million, or 31.2%, for the three months ended June 30, 2006 over the same period last year. The primary reasons for the increases in selling, general and administrative expenses in these periods was higher labor costs as a result of expanding our internal resources involved in the technical aspect of selling our products and $3.5 million of share-based compensation as a result of the adoption of SFAS 123R.

Selling, general and administrative expenses fluctuate over time, primarily due to revenue and operating expense levels.

Other Income (Expense)

Interest income in the three-month period ended June 30, 2006 increased from interest income in the three-month period ended June 30, 2005 as our average invested cash balances and the average interest rates on those invested cash balances were at higher levels in the periods ended June 30, 2006 compared to the same periods in the last fiscal year.

Provision for Income Taxes

Provisions for income taxes reflect tax on foreign earnings and federal and state tax on U.S. earnings. We had an effective tax rate of 24.0% for the three-month periods ending June 30, 2006 and June 30, 2005.

At June 30, 2006, our gross deferred tax asset was $77.1 million. Our gross deferred tax asset decreased by $1.5 million in the three months ended June 30, 2006 compared to the level at March 31, 2006, due primarily to increases in income, which allowed us to utilize tax credits, and changes in various temporary differences between our book and tax reporting. At June 30, 2006, our deferred tax liability was $11.3 million. Our gross deferred tax liability decreased by $3.3 million in the three months ended June 30, 2006 compared to the level at March 31, 2006, due primarily to changes in temporary differences in depreciation between our book and tax reporting.

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

Liquidity and Capital Resources

We had $1,244.1 million in cash, cash equivalents and short-term and long-term investments at June 30, 2006, a decrease of $41.1 million from the March 31, 2006 balance. The decrease in cash, cash equivalents and short-term and long-term investments over this time period is primarily attributable to a $131.5 million pay down of short-term debt and increases in the payment of cash dividends of $26.3 million, offset by cash generated from operating activities.

Net cash provided from operating activities was $129.8 million for the three-month period ended June 30, 2006 compared to $94.0 million for the three-month period ended June 30, 2005. The increase in cash flow from operations was primarily from increases in profitability, $7.4 million of additional share-based compensation expenses as a result of the adoption of SFAS 123R, changes in accounts receivable, accounts payable and accrued liability balances, and changes in deferred income on shipments to distributors.

During the three months ended June 30, 2006, net cash used in investing activities increased $387.2 million, to $405.5 million, from $18.3 million for the three months ended June 30, 2005. The decrease was due primarily to changes in our net purchases, sales and maturities of short-term and long-term investments in the three months ended June 30, 2006.

We enter into hedging transactions from time to time in an attempt to minimize our exposure to currency rate fluctuations. The amount of the hedges outstanding at June 30, 2006 were immaterial. Although none of the countries in which we conduct significant foreign operations have had a highly inflationary economy in the last five years, there is no assurance that inflation rates or fluctuations in foreign currency rates in countries where we conduct operations will not adversely affect our operating results in the future.

Our level of capital expenditures varies from time to time as a result of actual and anticipated business conditions. Capital expenditures in the three months ended June 30, 2006 were $16.6 million compared to $14.8 million for the three months ended June 30, 2005. Capital expenditures are primarily for the expansion of production capacity and the addition of research and development equipment. We currently anticipate spending approximately $80 million during the next 12 months to invest in equipment and facilities to maintain, and selectively increase, capacity to meet our currently anticipated needs.

We expect to finance capital expenditures through our existing cash balances and cash flows from operations. We believe that the capital expenditures anticipated to be incurred over the next 12 months will provide sufficient manufacturing capacity to meet our currently anticipated needs.

Net cash used in financing activities was $152.9 million for the three months ended June 30, 2006 compared to $3.1 million for the three months ended June 30, 2005. Proceeds from the exercise of stock options and employee purchases under our employee stock purchase plan were $17.5 million for the three months ended June 30, 2006 and $16.7 million for the three months ended June 30, 2005. We paid cash dividends to our shareholders of $46.1 million in the three months ended June 30, 2006 and $19.8 million in the three months ended June 30, 2005. During the three months ended June 30, 2006, we paid down $131.5 million in short-term borrowings, resulting in a short-term borrowing balance of $137.5 million at June 30, 2006. The short-term borrowings related to transactions associated with our repatriation of foreign earnings under the American Jobs Creation Act in fiscal 2006. To complete the repatriation of $500 million, we initiated certain borrowings which were collateralized against investments held in our foreign locations. We presently intend to pay down the short-term borrowings as investments mature and new cash is generated in the foreign locations. Excess tax benefits from share-based payment arrangements were $7.1 million in the three months ended June 30, 2006.

On April 22, 2004, our Board of Directors authorized the repurchase of 2.5 million shares of our common stock in the open market or in privately negotiated transactions. As of June 30, 2006, we had repurchased 1,004,834 common shares under this authorization for a total of $26.6 million. As of June 30, 2006, all of the purchased shares under the authorization were used to fund stock option exercises and purchases under our employee stock purchase plan. The timing and amount of any future repurchases will depend upon market conditions and corporate considerations.

On October 28, 2002, we announced that our Board of Directors had approved and instituted a quarterly cash dividend on our common stock. The initial quarterly dividend of $0.02 per share was paid on December 6, 2003 in the aggregate amount of $4.0 million. We have continued to pay quarterly dividends and have increased the amount of such dividends on a regular basis. A quarterly dividend of $0.215 per share was paid on May 23, 2006 in the aggregate amount of $46.1 million. A quarterly dividend of $0.235 per share was declared on July 20, 2006 and will be paid on August 17, 2006 to shareholders of record as of August 3, 2006. We expect the August 2006 cash dividend to be approximately $50.5 million. During fiscal 2006, we paid dividends in the aggregate amount of $0.57 per share for a total dividend payment of $120.1 million. Since the inception of our dividend program, we have paid aggregate dividends of $240.6 million.

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

Contractual Obligations

There have not been any material changes in our contractual obligations from what we disclosed in our Annual Report on Form 10-K for the year ended March 31, 2006.

Off-Balance Sheet Arrangements

As of June 30, 2006, we are not involved in any off-balance sheet arrangements, as defined in Item 3(a)(4)(ii) of SEC Regulation S-K.

Recently Issued Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 is an interpretation of FASB Statement No. 109, “Accounting for Income Taxes,” and it seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. In addition, FIN 48 requires expanded disclosure with respect to the uncertainty in income taxes and is effective for us as of the beginning fiscal 2008. We are currently evaluating the impact, if any, that FIN 48 will have on our financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our investment portfolio, consisting of fixed income securities and money market funds that we hold on an available-for-sale basis, was $1,239.0 million as of June 30, 2006. This amount includes securities with original maturities that are within 90 days when acquired and are classified as cash and cash equivalents on our balance sheet. The securities in our investment portfolio, like all fixed income instruments, are subject to interest rate and credit risk and will decline in value if market interest rates increase. We have the ability to hold our fixed income investments until maturity and, therefore, we would not expect to recognize any material adverse impact in income or cash flows if market interest rates increase. The following table provides information about our available-for-sale securities that are sensitive to changes in interest rates. We have aggregated our available-for-sale securities for presentation purposes since they are all very similar in nature (dollars in thousands):

	Financial instruments mature during the fiscal year ended March 31,
	2007	2008	2009	2010	2011		Thereafter
Available-for-sale securities	$121,503	$163,159	$200,573	$204,679	$	---	$417,485

Weighted-average yield rate	4.79%	3.98%	3.85%	4.21%		---	5.24%

We have international operations and are thus subject to foreign currency rate fluctuations. To date, our exposure related to exchange rate volatility has not been significant. Approximately 99% of our sales are denominated in U.S. dollars. At times we maintain hedges of foreign currency exposure of a net investment in a foreign operation. The amounts of foreign currency hedges outstanding as of June 30, 2006 were immaterial. If foreign currency rates fluctuate by 15% from the rates at June 30, 2006, the effect on our financial position and results of operation would not be material.

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

Changes in Internal Control over Financial Reporting

During the three months ended June 30, 2006, there was no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Some of the factors that may affect our quarterly operating results include:

•	changes in demand or market acceptance of our products and products of our customers
•	levels of inventories at our customers
•	the mix of inventory we hold and our ability to satisfy orders from our inventory
•	changes in utilization of our manufacturing capacity and fluctuations in manufacturing yields
•	our ability to secure sufficient assembly and testing capacity
•	availability of raw materials and equipment
•	competitive developments including pricing pressures
•	the level of orders that are received and can be shipped in a quarter
•	the level of sell-through of our products through distribution
•	changes or fluctuations in customer order patterns and seasonality
•	constrained availability from other electronic suppliers impacting our customers’ ability to ship their products, which in turn may adversely impact our sales to those customers
•	costs and outcomes of any current or future tax audits or any litigation involving intellectual property, customers or other issues
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

Sales through distributors accounted for 65% of our net sales in fiscal 2006 and during the first three months of fiscal 2007. Our two largest distributors together accounted for approximately 25% of our net sales in fiscal 2006, and 23% of our net sales in the first three months of fiscal 2007. We do not have long-term agreements with our distributors and both we and our distributors may each terminate our relationship with little or no advanced notice. We believe that customers recognize Microchip for its products and brand name and use distributors as an effective supply channel.

During fiscal 2006, we reduced the gross margin that certain of our distributors earn when they sell our products. We reduced these distributors’ gross margins because we believe these distributors did not have sufficient technical sales resources to properly address the marketplace for our products. We have added a significant number of technical sales employees throughout our worldwide sales organization to address the support requirements for both our OEM and distribution customers. We cannot predict the impact, if any, that our actions will have on our relationships with such distributors.

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

Our future operating results will depend on our ability to develop and introduce new products on a timely basis that can compete effectively on the basis of price and performance and which address customer requirements. The success of our new product introductions depends on various factors, including, but not limited to:

•	proper new product selection
•	timely completion and introduction of new product designs
•	development of support tools and collateral literature that make complex new products easy for engineers to understand and use
•	our ability to ramp new products to volume production, and
•	market acceptance of our customers’ end products.

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

Our use of third parties involves some reduction in our level of control over the portions of our business that we subcontract. Our future operating results could suffer if any contractor were to experience financial, operations or production difficulties or situations when demand exceeds capacity, or if they were unable to maintain manufacturing yields, assembly and test yields and costs at approximately their current levels, or if due to their locations in foreign countries they were to experience political upheaval or infrastructure disruption. Further, procurement from third parties is done by purchase order and contracts. If these third parties are unable or unwilling to timely deliver products or services conforming to our quality standards, we may not be able to qualify additional manufacturing sources for our products in a timely manner or at all, and such arrangements, if any, may not be on favorable terms to us. In such event, we could experience an interruption in production, an increase in manufacturing and production costs, or a decline in product reliability, and our business and operating results could be adversely affected.

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

We are currently, and in the future may be, involved in legal proceedings or claims regarding patent infringement, intellectual property rights, contracts and other matters. As is typical in the semiconductor industry, we receive notifications from customers from time to time who believe that we owe them indemnification or other obligations related to infringement claims made against the customers by third parties. These legal proceedings and claims, whether with or without merit, could result in substantial cost to us and divert our resources. If we are not able to resolve a claim, negotiate a settlement of a matter, obtain necessary licenses on commercially reasonable terms, reengineer our products or processes to avoid infringement, and/or successfully prosecute or defend our position, we could incur uninsured liability in any of them, be required to take an appropriate charge to operations, be enjoined from selling a material portion of our product line or using certain processes, suffer a reduction or elimination in value of inventories, and as a result, our business, financial condition or results of operations could be harmed.

It is also possible that from time to time we may be subject to warranty or product liability claims that could lead to significant expenses related to the defense of such claims, increased costs associated with the replacement of affected products, and a requirement to pay damages claims. Because the systems into which our products are integrated have a higher cost of goods than the products we sell, these expenses and damages may be significantly higher than the sales and profits we received from the products involved. While we specifically exclude consequential damages in our standard terms and conditions, our ability to avoid such liabilities may be limited by applicable law. We do have general liability insurance, but it is unlikely that such insurance will cover all claims or be of a sufficient amount to fully protect against such claims. Costs or payments we may make in connection with warranty or product liability claims may adversely affect our results of operations.

Further, we sell to customers in industries such as automotive, aerospace, and medical, where failure of their systems could cause damage to property or persons. We may be subject to product liability claims if our products cause the system failures. Based on our historical experience, we believe that our risk of exposure to product liability claims is currently low. However, we will face increased exposure to product liability claims if there are substantial increases in either the volume of our sales into these applications or the frequency of system failures caused by our devices.

Our failure to adequately protect our intellectual property could result in lost revenue or market opportunities.

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

Sales to foreign customers account for a substantial portion of our net sales. During fiscal 2006, approximately 74% of our net sales were made to foreign customers. During the first quarter of fiscal 2007, approximately 73% of our net sales were made to foreign customers. We purchase a substantial portion of our raw materials and equipment from foreign suppliers. In addition, we own product assembly and testing facilities located near Bangkok, Thailand. We also use various foreign contractors for a portion of our assembly and testing and for a portion of our wafer fabrication requirements. Substantially all of our finished goods inventory is maintained in Thailand.

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

Interruptions in information technology systems could adversely affect our business.

We rely on the efficient and uninterrupted operation of complex information technology systems and networks to operate our business. Any significant system or network disruption, including but not limited to computer viruses, security breaches, or energy blackouts could have a material adverse impact on our operations, sales and operating results. We have implemented measures to manage our risks related to such disruptions, but such disruptions could negatively impact our operations and financial results. In addition, we may incur additional costs to remedy the damages caused by these disruptions or security breaches.

The occurrence of events for which we are self-insured, or which exceed our insurance limits, may adversely affect our profitability and liquidity.

We have insurance contracts with independent insurance companies related to many different types of risk. However, we self-insure for some risks and obligations. In these circumstances, we have determined that it is more cost effective to self-insure these risks than to pay the increased premium costs in place since the disruption in the insurance market after the events of September 11, 2001. The risks and exposures that we self-insure include product defects, political risks, and patent infringement. Should there be a loss or adverse judgment or other decision in an area for which we are self-insured, then our financial condition, result of operations and liquidity may be adversely affected.

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

Further, certain of our customers shipping their products into European markets are also subject to governmental environmental regulations such as the Restriction of Hazardous Substances in Electrical and Electronic Equipment Directive (RoHS) which became effective on July 1, 2006. These directives focus on limiting the amounts of certain elements, such as lead, in electrical devices.

Compliance with future changes to securities laws and related regulations could result in increased costs to us.

Changes in the laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act of 2002 and rules enacted and proposed by the Securities and Exchange Commission (SEC), The NASDAQ Stock Market® (NASDAQ) and the New York Stock Exchange (NYSE), resulted in significantly increased costs to us in fiscal 2005 as we responded to their requirements. In particular, complying with the internal control audit requirements of Sarbanes-Oxley Section 404 in fiscal 2005 resulted in increased internal efforts and significantly higher fees from our independent accounting firm. In fiscal 2006, our costs associated with these activities were at approximately the same levels as in fiscal 2005. We expect our fiscal 2007 costs associated with these activities to be at approximately the same levels as in fiscal 2006. Further changes in applicable legal or accounting requirements could result in additional costs in future periods.

Our fiscal 2006 report on Form 10-K contained a report by our management on our internal control over financial reporting including an assessment of the effectiveness of our internal control over financial reporting as of March 31, 2006. Our fiscal 2006 Form 10-K also contained an attestation and report by our auditors with respect to our management’s assessment of the effectiveness of internal control over financial reporting under Section 404. While these assessments and reports did not reveal any material weaknesses in our internal control over financial reporting, compliance with Section 404 is an ongoing process and will be required for each future fiscal year. We expect that the ongoing compliance with Section 404 will continue to be both very costly and very challenging and there can be no assurance that material weaknesses with not be identified in future periods. Any adverse results from such ongoing compliance efforts could result in a loss of investor confidence in our financial reports and have an adverse effect on our stock price.

Recent regulations related to equity compensation may adversely affect our earnings and our ability to attract and retain key personnel.

From our inception through fiscal 2006, we have used stock options and other long-term equity incentives as a fundamental component of our employee compensation packages and have accounted for them using the intrinsic value method of APB No. 25, “Accounting for Stock Issued to Employees.” We believe that stock options and other long-term equity incentives directly motivate our employees to maximize long-term stockholder value and, through the use of vesting, encourage employees to remain with Microchip. In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payments,” (“SFAS 123R”) which changed U.S. Generally Accepted Accounting Principles in such a way to require us to record a charge to earnings for the fair value of employee stock option grants and other share based compensation beginning in the first quarter of fiscal 2007. This regulation has negatively impacted our earnings for those share based awards that vest in fiscal 2007 and later years. Furthermore, adoption of SFAS 123R required us to make certain assumptions and judgments in the valuation of stock options that we may grant in the future. A change in any of those assumptions or judgments could change the compensation expense that is charged against our earnings and, consequently, adversely affect our results of operations.   If there are any modifications or cancellations of the underlying unvested securities, we may be required to accelerate, increase or cancel any remaining unearned share-based compensation expense.  Future share-based compensation expense and unearned share-based compensation will increase to the extent that we grant additional equity awards to employees or assume unvested equity awards in connection with acquisitions.  See also Note 3 to the Condensed Consolidated Financial Statements - Share-Based Compensation.

In addition, recent regulations implemented by NASDAQ requiring shareholder approval for all stock option plans as well as recent regulations implemented by the NYSE prohibiting NYSE member organizations from giving a proxy to vote on equity-compensation plans unless the beneficial owner of the shares has given voting instructions could make it more difficult for us to grant equity-based awards to employees in the future. To the extent that these or other new regulations make it more difficult or expensive to grant equity incentives to employees, we may incur compensation costs, productivity losses, change our equity compensation strategy or find it difficult to attract, retain and motivate employees, each of which could materially and adversely affect our business.

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

The outcome of currently ongoing and future audits of our income tax returns by the IRS could have an adverse effect on our results of operations.

We are subject to continued examination of our income tax returns by the Internal Revenue Service and other domestic and international tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. There can be no assurance that the outcomes from these continuing examinations will not have an adverse effect on future operating results.

In the event we make acquisitions, we may not be able to successfully integrate such acquisitions or attain the anticipated benefits.

While acquisitions do not represent a major part of our growth strategy, from time to time we may consider financially attractive and strategic acquisitions if such opportunities arise. Any transactions that we complete may involve a number of risks, including: the diversion of our management’s attention from our existing business to integrate the operations and personnel of the acquired business or possible adverse effects on our operating results during the integration process. In addition, we may not be able to successfully or profitably integrate, operate, maintain and manage any newly acquired operations or employees. We may not be able to maintain uniform standards, controls, procedures and policies, and this may lead to operational inefficiencies.

Item 6. Exhibits

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

MICROCHIP TECHNOLOGY INCORPORATED

Date: August 8, 2006	By: /s/ Gordon W. Parnell
Gordon W. Parnell
Vice President and Chief Financial Officer
(Duly Authorized Officer, and
Principal Financial and Accounting Officer)