Form 10-Q
period 2006-09-30
MICROCHIP TECHNOLOGY INC
filed 2006-11-08
CIK 827054

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006.

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

Large Accelerated Filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). (Check One)

Yes ☐ No ☒

Shares Outstanding of Registrant’s Common Stock
Class	Outstanding at November 3, 2006
Common Stock, $0.001 par value	215,797,117 shares

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

ASSETS
	September 30,	March 31,
	2006	2006
	(Unaudited)	(Note 1)
Cash and cash equivalents	$132,569	$565,273
Short-term investments	479,446	199,491
Accounts receivable, net	123,112	139,361
Inventories	117,584	115,024
Prepaid expenses	14,275	11,369
Deferred tax assets	69,629	78,544
Other current assets	12,286	9,767
Total current assets	948,901	1,118,829

Property, plant and equipment, net	638,592	659,972
Long-term investments	653,413	520,360
Goodwill	31,886	31,886
Intangible assets, net	9,052	9,489
Other assets	9,416	10,060

Total assets	$2,291,260	$2,350,596

LIABILITIES AND STOCKHOLDERS' EQUITY

Short-term debt	$80,800	$268,954
Accounts payable	41,580	50,847
Accrued liabilities	205,120	189,687
Deferred income on shipments to distributors	98,207	99,481
Total current liabilities	425,707	608,969

Pension accrual	854	801
Deferred tax liability	15,034	14,637

Stockholders' equity:

Preferred stock, $.001 par value; authorized 5,000,000 shares;
no shares issued or outstanding.	---	---
Common stock, $.001 par value; authorized 450,000,000 shares;
issued and outstanding 215,482,560 shares at September 30, 2006;
issued and outstanding 213,614,343 shares at March 31, 2006.	215	214
Additional paid-in capital	693,170	639,238
Retained earnings	1,166,254	1,106,355
Deferred share-based compensation	---	(5,705)
Accumulated other comprehensive loss	(9,974)	(13,913)
Net stockholders' equity	1,849,665	1,726,189

Total liabilities and stockholders' equity	$2,291,260	$2,350,596

See accompanying notes to condensed consolidated financial statements

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2006	2005	2006	2005

Net sales	$267,934	$227,298	$530,491	$445,825
Cost of sales	105,973	92,742	210,046	183,764
Gross profit	161,961	134,556	320,445	262,061

Operating expenses:
Research and development (1)	29,084	23,637	57,108	47,032
Selling, general and administrative (1)	41,518	31,624	82,297	62,705
	70,602	55,261	139,405	109,737

Operating income	91,359	79,295	181,040	152,324

Other income (expense):
Interest income	14,981	7,518	28,908	14,098
Interest expense	(1,767)	(505)	(4,256)	(938)
Other, net	16	77	192	1,198

Income before income taxes	104,589	86,385	205,884	166,682

Income tax provision	25,101	20,732	49,412	40,005

Net income	$79,488	$65,653	$156,472	$126,677

Basic net income per common share	$0.37	$0.31	$0.73	$0.61

Diluted net income per common share	$0.36	$0.31	$0.71	$0.59

Dividends declared per common share	$0.235	$0.125	$0.450	$0.220

Weighted average common shares outstanding	215,025	209,424	214,362	208,945

Weighted average common and potential
common shares outstanding	220,128	214,688	220,869	214,128

(1) Includes share-based compensation charges as follow:
Research and development	$2,522	$18	$4,813	$21
Selling, general and administrative	3,646	29	7,160	64

See accompanying notes to condensed consolidated financial statements

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)
(Unaudited)

	Six months ended Sept 30,
	2006	2005
Cash flows from operating activities:
Net income	$156,472	$126,677
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	58,210	56,021
Deferred income taxes	8,642	7,122
Share-based compensation	11,973	85
Excess tax benefit from share-based payment arrangements	(11,250)	---
Tax benefit from equity incentive plans	11,255	9,287
Gain on sale of assets	(364)	(201)
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	16,249	(7,412)
Decrease (increase) in inventories	768	(6,498)
Decrease in deferred income on shipments to distributors	(1,274)	(2,767)
Increase in accounts payable and accrued liabilities	6,166	24,595
Change in other assets and liabilities	(6,112)	(3,848)

Net cash provided by operating activities	250,735	203,061

Cash flows from investing activities:
Purchases of investments	(976,124)	(333,983)
Sales and maturities of investments	567,725	207,773
Investment in other assets	(478)	(1,528)
Proceeds from sale of assets	1,746	544
Capital expenditures	(35,914)	(25,166)

Net cash used in investing activities	(443,045)	(152,360)

Cash flows from financing activities:
Payment of cash dividend	(96,573)	(45,967)
Proceeds from sale of common stock	33,083	36,616
Excess tax benefit from share-based payment arrangements	11,250	---
Payments on short-term borrowings	(188,154)	---

Net cash used in financing activities	(240,394)	(9,351)

Net (decrease) increase in cash and cash equivalents	(432,704)	41,350

Cash and cash equivalents at beginning of period	565,273	68,730

Cash and cash equivalents at end of period	$132,569	$110,080

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of management, all adjustments of a normal recurring nature which are necessary for a fair presentation have been included. Certain information and footnote disclosures normally included in audited consolidated financial statements have been condensed or omitted pursuant to such SEC rules and regulations. It is suggested that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006. The results of operations for the three and six months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2007 or for any other period.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact, if any, of the provisions of SFAS 157.

In September 2006, the FASB issued SFAS 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R) (“SFAS 158”) and is effective for the Company’s fiscal year ended March 31, 2007. This standard requires companies to recognize, on a prospective basis, the funded status of their defined benefit pension and other postretirement benefit plans as a net liability or asset on their balance sheets. The Company is currently evaluating the impact, if any, of the provisions of SFAS 158.

(3)	Share-Based Compensation

The Company has equity incentive plans under which non-qualified stock options and restricted stock units (RSUs) have been granted to employees and non-employee members of the Board of Directors. In the second half of fiscal 2006, the Company adopted RSUs as its primary equity incentive compensation instrument for employees.  The Company also has an employee stock purchase plan for all eligible employees. Effective April 1, 2006, the Company adopted FASB Statement of Financial Accounting Standards (“SFAS”) No. 123R (revised 2004), Share-Based Payment (“SFAS 123R”).  SFAS 123R requires all share-based payments to employees, including grants of employee stock options, RSUs and employee stock purchase rights, to be recognized in the financial statements based on their respective grant date fair values and does not allow the previously permitted pro forma disclosure-only method as an alternative to financial statement recognition. SFAS 123R supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and related interpretations, and amends SFAS No. 95, Statement of Cash Flows.  SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under previous literature.  This requirement may reduce the Company’s future net operating cash flows and increase net financing cash flows.  In March 2005, the SEC issued SAB No. 107, Share-Based Payment (“SAB 107”), which provides guidance regarding the interaction of SFAS 123R and certain SEC rules and regulations.  The Company has applied the provisions of SAB 107 in its adoption of SFAS 123R.

The Company adopted SFAS 123R using the modified-prospective method of recognition of compensation expense related to share-based payments.  The Company’s unaudited condensed consolidated statement of income for the three and six months ended September 30, 2006 reflects the impact of adopting SFAS 123R.  In accordance with the modified-prospective transition method, the Company’s unaudited condensed consolidated statements of income for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R.

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

Prior to the adoption of SFAS 123R, the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the condensed consolidated statements of cash flows.  SFAS 123R requires the cash flows resulting from the tax benefits arising from tax deductions in excess of the compensation cost recognized for the equity incentives (excess tax benefits) to be classified as financing cash flows.  The $11.3 million excess tax benefit classified as a financing cash inflow in the Company’s accompanying condensed consolidated statements of cash flows for the six months ending September 30, 2006 would have been classified as an operating cash inflow if the Company had not adopted SFAS 123R.

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

Determining the appropriate fair-value model and calculating the fair value of share-based awards at the date of grant requires judgment.  The Company uses the Black-Scholes option pricing model to estimate the fair value of employee stock options and rights to purchase shares under stock participation plans, consistent with the provisions of SFAS 123R.  Option pricing models, including the Black-Scholes model, also require the use of input assumptions, including expected volatility, expected life, expected dividend rate, and expected risk-free rate of return.  The Company uses a blend of historical and implied volatility based on options freely traded in the open market as it believes this is more reflective of market conditions and a better indicator of expected volatility than using purely historical volatility.  The expected life of the awards is based on historical and other economic data trended into the future.  The risk-free interest rate assumption is based on observed interest rates appropriate for the terms of the Company’s awards.  The dividend yield assumption is based on the Company’s history and expectation of future dividend payouts.  The fair value of our RSUs is based on the fair market value of the Company’s common stock on the date of grant discounted for expected future dividends. SFAS 123R requires the Company to develop an estimate of the number of share-based awards which will be forfeited due to employee turnover.  Quarterly changes in the estimated forfeiture rate may have a significant effect on share-based compensation, as the effect of adjusting the rate for all expense amortization after April 1, 2006 is recognized in the period the forfeiture estimate is changed.  If the actual forfeiture rate is higher than the estimated forfeiture rate, then an adjustment is made to increase the estimated forfeiture rate, which will result in a decrease to the expense recognized in the financial statements.  If the actual forfeiture rate is lower than the estimated forfeiture rate, then an adjustment is made to decrease the estimated forfeiture rate, which will result in an increase to the expense recognized in the financial statements.  If forfeiture adjustments are made, they would affect the Company’s gross margin, research and development expenses, and selling, general, and administrative expenses.  The effect of forfeiture adjustments in the second quarter of fiscal 2007 was immaterial.

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

The Company’s investments are intended to establish a high-quality portfolio that preserves principal, meets liquidity needs, avoids inappropriate concentrations and delivers an appropriate yield in relationship to the Company’s investment guidelines and market conditions.  The following is a summary of available-for-sale securities at September 30, 2006 (amounts in thousands):

	Adjusted Cost	Gross Unrealized Gains		Gross Unrealized Losses		Estimated Fair Value

State student loan bonds	$30,500	$	---	$	---	$30,500
Government agency bonds	822,399		---		11,671	810,728
Commercial paper	10,000		---		150	9,850
Floating rate securities	282,075		---		294	281,781
	$1,144,974	$	---		$12,115	$1,132,859

During the three and six months ended September 30, 2006, the Company did not have any gross realized gains or losses on sales of available-for-sale securities.  During the three and six months ended September 30, 2005, the Company had gross realized losses on available-for-sale securities of eight thousand dollars.

At September 30, 2006, the Company evaluated its investment portfolio, and noted unrealized losses of $12.1 million due to fluctuations in interest rates. Management does not believe any of the unrealized losses represented an other-than-temporary impairment based on its evaluation of available evidence as of September 30, 2006.  The Company’s intent is to hold these investments until such time as these assets are no longer impaired.  For those investments not scheduled to mature until after September 30, 2007, such recovery is not anticipated to occur in the next year and these investments have been classified as long-term investments. At September 30, 2006, short-term investments consisted of $479.5 million and long-term investments consisted of $653.4 million.

The amortized cost and estimated fair value of the available-for-sale securities at September 30, 2006, by maturity, are shown below (amounts in thousands).  Expected maturities can differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties, and the Company views its available-for-sale securities as available for current operations.

	Adjusted Cost	Gross Unrealized Gains		Gross Unrealized Losses	Estimated Fair Value

Available-for-sale
Due in one year or less	$426,126	$	---	$275	$425,851
Due after one year and through five years	699,048		---	11,818	687,230
Due after five years and through ten years	19,800		---	22	19,778
	$1,144,974	$	---	$12,115	$1,132,859

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2006 (amounts in thousands):

	Less Than 12 Months			Greater Than 12 Months
	Fair Value	Gross Unrealized Loss		Fair Value		Gross Unrealized Loss

State student loan bonds	$30,500	$	---	$	---	$	---
Government agency	207,084		742		603,643		10,930
Commercial paper	9,850		150		---		---
Floating rate securities	232,012		63		49,770		230
	$479,446		$955		$653,413		$11,160

The unrealized losses on the Company’s investments were caused by interest rate increases.  The contractual cash flows of those investments are either guaranteed by a government agency or are investments in corporations with credit ratings of AA or higher.  Accordingly, it is expected that the securities will not settle at prices less than the amortized cost of the Company’s investment.

Because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, it does not consider the investments with unrealized losses to be other-than-temporarily impaired at September 30, 2006.

(5)	Accounts Receivable

Accounts receivable consists of the following (amounts in thousands):

	September 30, 2006	March 31, 2006

Trade accounts receivable	$126,235	$142,703
Other	421	320
	126,656	143,023
Less allowance for doubtful accounts	3,544	3,662
	$123,112	$139,361

(6)	Inventories

The components of inventories consist of the following (amounts in thousands):

	September 30, 2006	March 31, 2006

Raw materials	$5,312	$3,505
Work in process	78,608	80,947
Finished goods	33,664	30,572
	$117,584	$115,024

Inventory impairment charges establish a new cost basis for inventory and charges are not subsequently reversed to income even if circumstances later suggest that increased carrying amounts are recoverable.

(7)	Property, Plant and Equipment

Property, plant and equipment consists of the following (amounts in thousands):

	September 30, 2006	March 31, 2006

Land	$47,212	$47,212
Building and building improvements	371,114	366,055
Machinery and equipment	1,042,624	991,452
Projects in process	66,624	87,341
	1,527,574	1,492,060
Less accumulated depreciation and amortization	888,982	832,088
	$638,592	$659,972

Depreciation expense attributed to property and equipment was $57.3 million in the six months ended September 30, 2006 and $55.5 million in the six months ended September 30, 2005.

(8)	Short-term Debt

The Company had short-term debt of $80.8 million and $269.0 million at September 30, 2006 and March 31, 2006, respectively. The short-term debt is a result of repurchase agreements that are in place with an investment brokerage. The short-term debt was collateralized with $91.6 million and $277.6 million of available-for-sale investments at September 30, 2006 and March 31, 2006, respectively. The short-term debt had a weighted average interest rate of 5.32% and 4.83% as of September 30, 2006 and March 31, 2006, respectively.  In fiscal

2006, the borrowings were made to complete a $500 million repatriation of foreign earnings under the American Jobs Creation Act. The borrowings were collateralized against investments that are held by the Company’s offshore subsidiaries. The Company presently intends to pay down the short-term borrowings as the investments mature and also from future offshore cash generation. In the six months ended September 30, 2006, $188.2 million of short-term borrowings were paid down. There are no covenants associated with the repurchase agreements.

(9)	Comprehensive Income

Comprehensive income consists of net income and net unrealized gains (losses) on available-for-sale investments. The components of other comprehensive income (loss) and related tax effects were as follows (amounts in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2006	2005	2006	2005

(Decrease) increase in unrealized losses on investments, net of tax effect of ($1,055), $739, ($670) and ($120), respectively	$(5,306)	$4,019	$(3,939)	$(206)

(10)	Employee Benefit Plans

Equity Incentive Plans

The Company has equity incentive plans under which incentive stock options have been granted to employees and RSUs and non-qualified stock options have been granted to employees and non-employee members of the Board of Directors. The Company’s 2004 Equity Incentive Plan, as amended and restated (the “2004 Plan”), is shareholder approved and permits the grant of stock options and RSUs to employees, non-employee members of the Board of Directors and consultants. At September 30, 2006, 12.0 million shares remained available for future grant under the 2004 Plan. Stock options and RSUs are designed to reward employees for their long-term contributions to the Company and to provide incentive for them to remain employed with the Company. The Company believes that such awards better align the interests of its employees with those of its shareholders.

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

Share-Based Compensation Expense

The following table presents details of share-based compensation expense resulting from the application of SFAS 123R (amounts in thousands):

	Three Months Ended September 30,				Six Months Ended September 30,
	2006(1)		2005		2006(1)		2005
Cost of sales	$	---(2)	$	---	$	---(2)	$	---
Research and development		2,522		18		4,813		21
Selling, general and administrative		3,646		29		7,160		64
Share-based compensation effects in income before taxes		6,168		47		11,973		85
Income taxes		1,481		11		2,874		20
Net share-based compensation effects in net income		$4,687		$36		$9,099		$65
Share-based compensation effects on base earnings per common share		$0.02	$	---		$0.04	$	---
Share-based compensation effects on diluted earnings per common share		$0.02	$	---		$0.05	$	---

    (1) The amounts included in the three and six months ended September 30, 2006 reflect the adoption of SFAS 123R. In accordance with the modified prospective transition method, the Company’s unaudited condensed consolidated statements of income for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R.

    (2) During the three months ended September 30, 2006, $1.7 million was capitalized to inventory. During the six months ended September 30, 2006, $3.3 million was capitalized to inventory.

The amount of unearned share-based compensation currently estimated to be expensed in the remainder of fiscal 2007 through fiscal 2012 related to unvested share-based payment awards at September 30, 2006 is $76.7 million. The weighted average period over which the unearned share-based compensation is expected to be recognized is approximately 2.45 years.

In accordance with the requirements of the disclosure-only alternative of SFAS 123, set forth below is a pro forma illustration of the effect on net income and net income per share computed as if the Company had valued share-based awards to employees using the Black-Scholes option pricing model instead of applying the guidelines provided by APB 25 in the three and six months ended September 30, 2005 (in thousands, except per share amounts):

	Three Months Ended September 30,	Six Months Ended September 30,
	2005	2005

Net income, as reported	$65,653	$126,677
Deduct: Total share-based employee compensation expense determined under fair value methods for all awards, net of related tax effects.	4,395	9,337
Pro forma net income	$61,258	$117,340
Net income per common share:
Basic, as reported	$0.31	$0.61
Basic, pro forma	$0.29	$0.56
Diluted, as reported	$0.31	$0.59
Diluted, pro forma	$0.29	$0.55

Combined Incentive Plan Information

RSU activity under the 2004 Plan in the six months ended September 30, 2006 is set forth below:

Number of Shares
Balance at March 31, 2006	195,524
Restricted stock units granted under the 2004 Plan	1,515,697
Restricted stock units cancelled	(42,958)
Restricted stock units vested	(4,593)
Balance at September 30, 2006	1,663,670

The total pre-tax intrinsic value of RSUs which vested during the three and six months ended September 30, 2006 was immaterial. The aggregate pre-tax intrinsic value of RSUs outstanding at September 30, 2006 was $53.6 million. The aggregate pre-tax intrinsic value was calculated based on the closing price of the Company’s common stock of $32.42 on September 30, 2006. At September 30, 2006, the weighted average remaining expense recognition period was 2.93 years.

The weighted average fair values per share of the RSUs awarded in the three and six months ended September 30, 2006 were $28.13 and $31.64, respectively, calculated based on the fair market value of the Company’s common stock on the respective grant dates discounted for the Company’s expected dividend yield. The weighted average fair values per share of RSUs awarded in the three and six months ended September 30, 2005 were $21.04 and $21.61, respectively, calculated based on the intrinsic value of the instrument on the date of grant.

Option activity under the Company’s stock incentive plans in the six months ended September 30, 2006 is set forth below:

	Number of Shares	Weighted Average Exercise Price per Share
Balance at March 31, 2006	18,450,360	$20.97
Options granted under the 2004 Plan	58,208	34.63
Options cancelled	(209,603)	24.46
Options exercised	(1,680,089)	16.37
Balance at September 30, 2006	16,618,876	$21.44

The total pre-tax intrinsic value of options exercised during the three and six months ended September 30, 2006 was $11.1 million and $31.3 million, respectively. This intrinsic value represents the difference between the fair market value of the Company’s common stock on the date of exercise and the exercise price of each equity award.

The following table summarizes information about the stock options outstanding at September 30, 2006:

Range of Exercise Prices	Number of Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Life	Number Exercisable	Weighted Average Exercise Price
			(in years)
$ 1.82 - $10.04	2,361,176	$8.47	2.03	2,360,391	$8.47
$10.05 - $15.92	1,708,532	$15.63	4.34	1,708,532	$15.63
$15.93 - $18.48	2,032,286	$18.41	6.35	680,596	$18.26
$18.49 - $23.39	2,028,926	$22.37	4.07	2,011,865	$22.38
$23.40 - $25.26	1,033,706	$24.21	5.61	1,020,513	$24.20
$25.27 - $25.29	1,710,809	$25.29	8.50	17,109	$25.29
$25.30 - $27.05	2,342,146	$26.76	7.40	704,899	$26.25
$27.06 - $27.15	2,052,458	$27.15	5.51	2,052,458	$27.15
$27.16 - $36.10	1,316,791	$29.53	6.79	871,709	$29.35
$36.11 - $37.06	32,047	$37.06	9.51	0	$0.00
$ 1.82 - $37.06	16,618,876	$21.44	5.51	11,428,072	$20.05

The aggregate pre-tax intrinsic value of options outstanding and options exercisable at September 30, 2006 was $182.8 million and $141.5 million, respectively. The aggregate pre-tax intrinsic values were calculated based on the closing price of the Company’s common stock of $32.42 on September 30, 2006.

The weighted average fair values per share of stock options granted in the three and six months ended September 30, 2006 was $10.48 and $11.95, respectively.

The weighted average fair values per share of stock options granted in connection with the Company’s stock incentive plans have been estimated utilizing the following assumptions:

	Three Months Ended September 30,
	2006	2005
Expected life (in years)	5.46	5.10
Volatility	41%	44%
Risk-free interest rate	4.67%	4.00%
Dividend yield	3.00%	2.12%

Employee Stock Purchase Plan

The Company has an employee stock purchase plan and an international employee stock purchase plan (the “Purchase Plans”) for all eligible employees. Under the Purchase Plans, employees may purchase shares of the Company’s common stock at six-month intervals at 85% of fair market value (calculated in the manner provided in the plan). Employees purchase such stock using payroll deductions, which may not exceed 10% of their total cash compensation. The Purchase Plans impose certain limitations upon an employee’s right to acquire common stock, including the following: (i) no employee may purchase more than 7,500 shares of common stock on any purchase date and (ii) no employee may be granted rights to purchase more than $25,000 of common stock for each calendar year in which such rights are at any time outstanding. At September 30, 2006, 3.6 million shares were available for future issuance under the Purchase Plans. The Company issued 185,354 shares under the Purchase Plans in the six months ended September 30, 2006.

The weighted average fair values per share of stock purchased in connection with the Company’s stock purchase plan have been estimated using the following assumptions:

	Three Months Ended September 30,
	2006	2005
Expected life (in years)	0.50	0.50
Volatility	31%	44%
Risk-free interest rate	5.25%	4.00%
Dividend yield	3.00%	2.12%

(11)	Net Income Per Share

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Six Months Ended September 30,
	2006	2005	2006	2005

Net income	$79,488	$65,653	$156,472	$126,677

Weighted average common shares outstanding	215,025	209,424	214,362	208,945

Dilutive effect of stock options	5,103	5,264	6,507	5,183

Weighted average common and potential common shares outstanding	220,128	214,688	220,869	214,128

Basic net income per common share	$0.37	$0.31	$0.73	$0.61

Diluted net income per common share	$0.36	$0.31	$0.71	$0.59

(12)	Stock Repurchase

On April 22, 2004, the Company announced that its Board of Directors had authorized the Company to purchase up to 2.5 million shares of its common stock in the open market or in privately negotiated transactions. As of September 30, 2006, the Company had repurchased 1,004,834 shares under this authorization. As of September 30, 2006, all of the purchased shares were used to fund stock option exercises and purchases under the Company’s employee stock purchase plan. On October 25, 2006, the Company announced that its Board of Directors had authorized the repurchase of up to an additional 10 million shares of its common stock in the open market or in privately negotiated transactions. The timing and amount of future repurchases will depend upon market conditions, interest rates and corporate considerations.

(13)	Dividends

On October 28, 2002, the Company announced that its Board of Directors had approved and instituted a quarterly cash dividend on its common stock. A quarterly cash dividend of $0.235 per share was paid on August 17, 2006 in the aggregate amount of $50.5 million. A quarterly cash dividend of $0.25 per share was declared on October 25, 2006 and will be paid on November 22, 2006 to shareholders of record as of November 8, 2006. The Company expects the November 2006 payment of its quarterly cash dividend to be approximately $54.0 million.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report, including “Part I - Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part II - Item 1A Risk Factors” contains certain forward-looking statements that involve risks and uncertainties, including statements regarding our strategy, financial performance and revenue sources. We use words such as “anticipate,” “believe,” “plan,” “expect,” “future,” “intend” and similar expressions to identify forward-looking statements. Our actual results could differ materially from the results anticipated in these forward-looking statements as a result of certain factors including those set forth under “Risk Factors,” beginning at page 31 and elsewhere in this Form 10-Q. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. You should not place undue reliance on these forward-looking statements. We disclaim any obligation to update information contained in any forward-looking statement. These forward-looking statements include, without limitation, statements regarding the following:

•	The effects and amount of competitive pricing pressure on our product lines;
•	Our ability to moderate future average selling price declines;
•	The effect of product mix on gross margin;
•	The amount of changes in demand for our products and those of our customers;
•	The level of orders that will be received and shipped within a quarter;
•	The effect that distributor and customer inventory holding patterns will have on us;
•	Our belief that customers recognize our products and brand name and use distributors as an effective supply channel;
•	Our ability to increase the proprietary portion of our analog and interface product lines and the effect of such an increase;
•	The impact of any supply disruption we may experience;
•	Our ability to effectively utilize our facilities at appropriate capacity levels and anticipated costs;
•	That our capital expenditures over the next 12 months will provide sufficient manufacturing capability to meet our anticipated needs;
•	That manufacturing costs will be reduced by transition to advanced process technologies;
•	Our ability to absorb fixed costs, labor and other direct manufacturing costs;
•	Our ability to maintain manufacturing yields;
•	Continuing our investments in new and enhanced products;
•	The ability to attract and retain qualified personnel;

•	The cost effectiveness of using our own assembly and test operations;
•	Our anticipated level of capital expenditures;
•	Continuing to see patents on our inventions;
•	Continuation of quarterly cash dividends;
•	The sufficiency of our existing sources of liquidity;
•	The impact of seasonality on our business;
•	Expected impact of SFAS 123R on our business;
•	Input assumptions made in our estimate of the fair value of employee stock options not limited to the dividend rate, life expectancy, volatility, forfeiture rate, and risk-free rate of return;
•	That the resolution of legal actions will not harm our business;
•	That the idling of assets will not impair the value of such assets;
•	Our expectation to pay-down short-term borrowings;
•	The recoverability of our deferred tax assets;
•	The adequacy of our tax reserves to offset any potential tax liabilities;
•	Our belief that the expiration of any tax holidays will not have a material impact;
•	The ability to obtain title to our Thailand facility, its fair value and adequacy of associated reserves;
•	The accuracy of our estimates of the useful life and values of our property;
•	Our ability to obtain intellectual property licenses;
•	The level of risk we are exposed to for product liability claims;
•	The amount of labor unrest, political instability, governmental interference and changes in general economic conditions that we experience;
•	The effect of changes in market interest rates on income and/or cash flows;
•	The effect of fluctuations in currency rates;
•	Timing and amount of repurchases of common stock;
•	Availability of financing on acceptable terms; and
•	Costs of compliance with governmental regulations such as Section 404 of Sarbanes-Oxley.

     We begin our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) with a summary of Microchip’s overall business strategy to give the reader an overview of the goals of our business and the overall direction of our business and products. This is followed by a discussion of the Critical Accounting Policies and Estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results. We then discuss our Results of Operations for the three and six months ended September 30, 2006 compared to the three and six months ended September 30, 2005. We then provide an analysis of changes in our balance sheet and cash flows, and discuss our financial commitments in sections titled “Liquidity and Capital Resources,” “Contractual Obligations” and “Off-Balance Sheet Arrangements.”

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

Share-based Compensation

In the first quarter of fiscal 2007, we adopted SFAS 123R, which requires the measurement at fair value and recognition of compensation expense for all share-based payment awards, including grants of employee stock options, RSUs and employee stock purchase rights, to be recognized in our financial statements based on their respective grant date fair values. Total share-based compensation during the first two quarters of fiscal 2007 was $15.3 million, of which $12.0 million was reflected in operating expenses and $3.3 million was capitalized to inventory.

Determining the appropriate fair-value model and calculating the fair value of share-based awards at the date of grant requires judgment. We use the Black-Scholes option pricing model to estimate the fair value of employee stock options and rights to purchase shares under stock participation plans, consistent with the provisions of SFAS 123R. Option pricing models, including the Black-Scholes model, also require the use of input assumptions, including expected volatility, expected life, expected dividend rate, and expected risk-free rate of return. We use a blend of historical and implied volatility based on options freely traded in the open market as we believe this is more reflective of market conditions and a better indicator of expected volatility than using purely historical volatility. The expected life of the awards is based on historical and other economic data trended into the future. The risk-free interest rate assumption is based on observed interest rates appropriate for the terms of our awards. The dividend yield assumption is based on our history and expectation of future dividend payouts. The fair value of our RSUs is based on the fair market value of our common stock on the date of grant discounted for expected future dividends. SFAS 123R requires us to develop an estimate of the number of share-based awards which will be forfeited due to employee turnover. Quarterly changes in the estimated forfeiture rate can have a significant effect on reported share-based compensation, as the effect of adjusting the rate for all expense amortization after April 1, 2006 is recognized in the period the forfeiture estimate is changed. If the actual forfeiture rate is higher than the estimated forfeiture rate, then an adjustment is made to increase the estimated forfeiture rate, which will result in a decrease to the expense recognized in the financial statements. If the actual forfeiture rate is lower than the estimated forfeiture rate, then an adjustment is made to decrease the estimated forfeiture rate, which will result in an increase to the expense recognized in the financial statements. If forfeiture adjustments are made, they would affect our gross margin, research and development expenses, and selling, general, administrative expenses. The effect of forfeiture adjustments in the first two quarters of fiscal 2007 was immaterial.

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

Inventories

Inventories are valued at the lower of cost or market using the first-in, first-out method. We write down our inventory for estimated obsolescence or unmarketable inventory in an amount equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those we projected, additional inventory write-downs may be required. Inventory impairment charges establish a new cost basis for inventory and charges are not subsequently reversed to income even if circumstances later suggest that increased carrying amounts are recoverable. In estimating our inventory obsolescence, we primarily evaluate estimates of demand over a 12-month period and record impairment charges for inventory on hand in excess of the estimated 12-month demand.

Income Taxes

As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income within the relevant jurisdiction and to the extent we believe that recovery is not likely, we must establish a valuation allowance. We have not provided for a valuation allowance because we believe that it is more likely than not that our deferred tax assets will be recovered from future taxable income. Should we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made. At September 30, 2006, our gross deferred tax asset was $69.6 million.

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

Property, Plant & Equipment

Property, plant and equipment are stated at cost. Major renewals and improvements are capitalized, while maintenance and repairs are expensed when incurred. At September 30, 2006, the carrying value of our property and equipment totaled $638.6 million, which represents 27.9% of our total assets. This carrying value reflects the application of our property and equipment accounting policies, which incorporate estimates, assumptions and judgments relative to the useful lives of our property and equipment. Depreciation is provided on a straight-line basis over the estimated useful lives of the related assets, which range from five to seven years on manufacturing equipment and approximately 30 years on buildings.

We began production activities at Fab 4 on October 31, 2003. We began to depreciate the Fab 4 assets as they were placed in service for production purposes. As of September 30, 2006, all of the buildings and supporting facilities were being depreciated as well as the manufacturing equipment that had been placed in service. All manufacturing equipment that was not being used in production activities was maintained in projects in process and is not being depreciated until it is placed into service since management believes there will be no change to its utility from the present time until it is placed into productive service. The lives to be used for depreciating this equipment at Fab 4 will be evaluated at such time as the assets are placed in service. We do not believe that the temporary idling of such assets has impaired the estimated life or carrying values of the underlying assets.

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

Litigation

Our current estimated range of liability related to pending litigation is based on the probable loss of claims for which we can estimate the amount and range of loss. Recorded reserves were not significant at September 30, 2006.

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

Results of Operations

The following table sets forth certain operational data as a percentage of net sales for the periods indicated:

	Three Months Ended September 30,		Six Months Ended September 30,
	2006	2005	2006	2005

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	39.5%	40.8%	39.6%	41.2%
Gross profit	60.5%	59.2%	60.4%	58.8%
Research and development	10.9%	10.4%	10.8%	10.5%
Selling, general and administrative	15.5%	13.9%	15.5%	14.1%
Operating income	34.1%	34.9%	34.1%	34.2%

Net Sales

We operate in one industry segment and engage primarily in the design, development, manufacture and marketing of semiconductor products. We sell our products to distributors and original equipment manufacturers, referred to as OEMs, in a broad range of market segments, perform ongoing credit evaluations of our customers and generally require no collateral.

Our net sales for the quarter ended September 30, 2006 were $267.9 million, an increase of 2.0% from the previous quarter’s sales of $262.6 million, and an increase of 17.9% from net sales of $227.3 million in the quarter ended September 30, 2005. Our net sales for the six months ended September 30, 2006 were $530.5 million, an increase of 19.0% from net sales of $445.8 million in the six months ended September 30, 2005. The changes in net sales in these periods resulted primarily from increased demand across all of our product lines. Average selling prices for our products were up approximately 4% and 2% for the three and six-month periods ended September 30, 2006 over the corresponding periods of the previous fiscal year. The number of units of our products sold were up approximately 14% and 17% for the three and six-month periods ended September 30, 2006 over the corresponding periods of the previous fiscal year. The average selling prices and the unit volumes of our sales are impacted by the mix of our products sold. Key factors in achieving the amount of net sales during the three and six-month periods ended September 30, 2006 include:

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

Sales by product line for the three and six months ended September 30, 2006 and September 30, 2005 were as follows (dollars in thousands):

	Three Months Ended September 30, (unaudited)				Six Months Ended September 30, (unaudited)
	2006	%	2005	%	2006	%	2005	%

Microcontrollers	$214,778	80.2%	$179,982	79.2%	$426,094	80.3%	$354,582	79.6%
Memory products	32,131	12.0%	32,603	14.3%	62,738	11.8%	62,584	14.0%
Analog and interface products	21,025	7.8%	14,713	6.5%	41,659	7.9%	28,659	6.4%
Total sales	$267,934	100.0%	$227,298	100.0%	$530,491	100.0%	$445,825	100.0%

Microcontrollers

Our microcontroller product line represents the largest component of our total net sales. Microcontrollers and associated application development systems accounted for approximately 80.2% of our total net sales for the three-month period ended September 30, 2006 and approximately 80.3% of our total net sales for the six-month period ended September 30, 2006 compared to approximately 79.2% of our total net sales for the three-month period ended September 30, 2005 and approximately 79.6% of our total net sales for the six-month period ended September 30, 2005.

Net sales of our microcontroller products increased approximately 19.3% in the three-month period ended September 30, 2006 and 20.2% in the six-month period ended September 30, 2006 compared to the three and six-month periods ended September 30, 2005. These sales increases were primarily due to increased demand for our microcontroller products in end markets, driven principally by market share gains and those factors described on page 21 above. The end markets that we serve include the consumer, automotive, industrial control, communications and computing markets.

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

Memory Products

Sales of our memory products accounted for approximately 12.0% of our total net sales for the three-month period ended September 30, 2006 and 11.8% of our total net sales for the six-month period ended September 30, 2006 compared to approximately 14.3% of our total net sales for the three-month period ended September 30, 2005 and 14.0% of our total net sales in the six-month period ended September 30, 2005.

Net sales of our memory products decreased approximately 1.5% in the three-month period ended September 30, 2006 compared to the three-month period ended September 30, 2005. Net sales of our memory products were approximately flat in the six-month period ended September 30, 2006 compared to the six-month period ended September 30, 2005. These sales fluctuations were driven primarily by customer demand conditions within the Serial EEPROM market, which products comprise substantially all of our memory product net sales.

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

Analog and Interface Products

Sales of our analog and interface products accounted for approximately 7.8% of our total net sales for the three-month period ended September 30, 2006 and 7.9% of our total net sales for the six-month period ended September 30, 2006 compared to approximately 6.5% of our total net sales for the three-month period ended September 30, 2005 and 6.4% of our total net sales for the six-month period ended September 30, 2005.

Net sales of our analog and interface products increased approximately 42.9% in the three-month period ended September 30, 2006 and 45.4% in the six-month period ended September 30, 2006 compared to the three and six-month periods ended September 30, 2005. These sales increases in our analog and interface products were driven primarily by supply and demand conditions within the analog and interface market.

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

Distribution

Distributors accounted for approximately 64% of our net sales in the three-month periods ended September 30, 2006 and September 30, 2005. Distributors accounted for approximately 65% of our net sales in the six-month periods ended September 30, 2006 and September 30, 2005.

Our two largest distributors together accounted for approximately 21% of our net sales in the three-month period ended September 30, 2006, approximately 22% of our net sales in the six-month period ended September 30, 2006 and approximately 24% of our net sales in the three and six-month periods ended September 30, 2005.

Generally, we do not have long-term agreements with our distributors and we, or our distributors, may terminate our relationships with each other with little or no advanced notice. The loss of, or the disruption in the operations of, one or more of our distributors could reduce our future net sales in a given quarter and could result in an increase in inventory returns.

At September 30, 2006, distributors were maintaining an average of approximately 1.9 months of inventory of our products. Over the past three fiscal years, the months of inventory maintained by our distributors have fluctuated between approximately 1.9 and 2.8 months. Thus, inventory levels at our distributors are at the low end of the range we have experienced over the last three years. As we recognize revenue based on sell through for all of our distributors, we do not believe that inventory holding patterns at our distributors will materially impact our net sales.

Sales by Geography

Sales by geography for the three and six-month periods ended September 30, 2006 and September 30, 2005 were as follows (dollars in thousands):

	Three Months Ended September 30, (unaudited)				Six Months Ended September 30, (unaudited)
	2006	%	2005	%	2006	%	2005	%

Americas	$73,629	27.5%	$65,072	28.6%	$147,208	27.8%	$127,942	28.7%

Europe	73,857	27.6%	61,229	27.0%	147,599	27.8%	124,188	27.9%

Asia	120,448	44.9%	100,997	44.4%	235,684	44.4%	193,695	43.4%

Total sales	$267,934	100.0%	$227,298	100.0%	$530,491	100.0%	$445,825	100.0%

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

Sales to foreign customers accounted for approximately 73% of our net sales in the three and six-month periods ended September 30, 2006 and September 30, 2005. Substantially all of our foreign sales are U.S. dollar denominated.

Gross Profit

Our gross profit was $162.0 million in the three months ended September 30, 2006, and $134.6 million in the three months ended September 30, 2005. Our gross profit was $320.4 million in the six months ended September 30, 2006, and $262.1 million in the six months ended September 30, 2005. Gross profit as a percent of sales was 60.5% in the three months ended September 30, 2006, and 59.2% in the three months ended September 30, 2005. Gross profit as a percent of sales was 60.4% in the six months ended September 30, 2006, and 58.8% in the six months ended September 30, 2005.

The most significant factors affecting our gross profit percentage in the periods covered by this report were:

•	fluctuations in the product mix of microcontrollers, proprietary and non-proprietary analog products and Serial EEPROM products resulting in higher average selling prices for our products; and
•	continued cost reductions in wafer fabrication and assembly and test manufacturing such as new manufacturing technologies and more efficient manufacturing techniques.

Other factors that impacted gross profit percentage in the periods covered by this report include:

•	changes in capacity utilization and absorption of fixed costs;
•	gross profit on products sold through the distribution channel;
•	depreciation expense as a percentage of cost of sales; and
•	inventory write-offs and the sale of inventory that was previously written off.

During the three-month period ended September 30, 2006, we operated at approximately 98% of our Fab 2 capacity, which is approximately the same level of utilization from the same period of the previous fiscal year. Our utilization of Fab 4’s total capacity is at relatively low levels although we are utilizing all of the installed equipment base. We expect to maintain approximately the same levels of capacity utilization at Fab 2 and Fab 4 during the third quarter of fiscal 2007.

The process technologies utilized impact our gross margins. Fab 2 currently utilizes various manufacturing process technologies, but predominantly utilizes our 0.5 to 1.0 micron processes. At September 30, 2006, Fab 4 predominantly utilized our 0.5 micron process technology. We continue to transition products to more advanced process technologies to reduce future manufacturing costs. All of our production has been on 8-inch wafers for the periods covered by this report.

Our overall inventory levels were $117.6 million at September 30, 2006 compared to $115.0 million at March 31, 2006. We had 101 days of inventory on our balance sheet at September 30, 2006 compared to 106 days at March 31, 2006 and 108 days at September 30, 2005. In the three and six months ended September 30, 2006, $1.7 million and $3.3 million, respectively, of share-based compensation expense was capitalized to inventory as a result of the adoption of SFAS 123R. The adoption of this accounting standard will adversely impact our gross profit in future periods, beginning in the quarter ending December 31, 2006, as the inventory including the share-based compensation is sold.

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

At September 30, 2006, approximately 75% of our assembly requirements were being performed in our Thailand facility, compared to approximately 67% as of September 30, 2005. Third-party contractors located in Asia perform the balance of our assembly operations. Substantially all of our test requirements were being performed in our Thailand facility as of September 30, 2006 and September 30, 2005. We believe that the assembly and test operations performed at our Thailand facility provide us with significant cost savings when compared to third-party contractor assembly and test costs, as well as increased control over these portions of the manufacturing process.

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

Research and Development (R&D)

R&D expenses for the three months ended September 30, 2006 were $29.1 million, or 10.9% of sales, compared to $23.6 million, or 10.6% of sales, for the three months ended September 30, 2005. R&D expenses for the six months ended September 30, 2006 were $57.1 million, or 10.8% of sales, compared to $47.0 million, or 10.5% of sales, for the six months ended September 30, 2005. We are committed to investing in new and enhanced products, including development systems software, and in our design and manufacturing process technologies. We believe these investments are significant factors in maintaining our competitive position. We expense all R&D costs as incurred. R&D expenses include labor, depreciation, masks, prototype wafers, and expenses for the development of process technologies, new packages, and software to support new products and design environments.

R&D expenses increased $5.4 million, or 23.0%, for the three months ended September 30, 2006 over the same period last year. R&D expenses increased $10.1 million, or 21.4%, for the six months ended September 30, 2006 over the same period last year. The primary reasons for the increases in R&D expenses in these periods were higher labor costs as a result of expanding our internal R&D headcount, increases in bonuses and $2.5 million and $4.8 million of share-based compensation as a result of the adoption of SFAS 123R in the three and six months ended September 30, 2006, respectively.

Selling, General and Administrative

Selling, general and administrative expenses for the three months ended September 30, 2006 were $41.5 million, or 15.5% of sales, compared to $31.6 million, or 13.9% of sales, for the three months ended September 30, 2005. Selling, general and administrative expense for the six months ended September 30, 2006 were $82.3 million, or 15.5% of sales, compared to $62.7 million, or 14.1% of sales, for the six months ended September 30, 2005. Selling, general and administrative expenses include salary expenses related to field sales, marketing and administrative personnel, advertising and promotional expenditures and legal expenses. Selling, general and administrative expenses also include costs related to our direct sales force and field applications engineers who work in sales offices worldwide to stimulate demand by assisting customers in the selection and use of our products.

Selling, general and administrative expenses increased $9.9 million, or 31.3%, for the three months ended September 30, 2006 over the same period last year. Selling, general and administrative expenses increased $19.6 million, or 31.2%, for the six months ended September 30, 2006 over the same period last year. The primary reasons for the increases in selling, general and administrative expenses in these periods were higher labor costs as a result of expanding our internal resources involved in the technical aspect of selling our products, increases in bonuses and $3.6 million and $7.2 million of share-based compensation as a result of the adoption of SFAS 123R, in the three and six-month periods ended September 30, 2006, respectively.

Selling, general and administrative expenses fluctuate over time, primarily due to revenue and operating expense levels.

Other Income (Expense)

Interest income in the three and six-month periods ended September 30, 2006 increased from interest income in the three and six-month periods ended September 30, 2005 as our average invested cash balances and the average interest rates on those invested cash balances were at higher levels in the periods ended September 30, 2006 compared to the same periods in the last fiscal year.

Provision for Income Taxes

Provisions for income taxes reflect tax on foreign earnings and federal and state tax on U.S. earnings. We had an effective tax rate of 24.0% for the three and six-month periods ending September 30, 2006 and September 30, 2005.

At September 30, 2006, our gross deferred tax asset was $69.6 million. Our gross deferred tax asset decreased by $8.9 million in the six months ended September 30, 2006 compared to the level at March 31, 2006, due primarily to increases in income, which allowed us to utilize tax credits, and changes in various temporary differences between our book and tax reporting. At September 30, 2006, our deferred tax liability was $15.0 million. Our gross deferred tax liability increased by $0.4 million in the six months ended September 30, 2006 compared to the level at March 31, 2006, due primarily to changes in temporary differences in depreciation between our book and tax reporting.

Our Thailand manufacturing operations currently benefit from numerous tax holidays that have been granted to us by the Thailand government based on our investments in property, plant and equipment in Thailand. Our tax holiday periods in Thailand expire at various times in the future. One of our Thailand tax holidays expired in September 2006 and the expiration is not expected to have a material impact on our effective tax rate. We do not expect the future expiration of any of our tax holiday periods in Thailand to have a material impact on our effective tax rate. Any expiration of tax holidays are expected to have a minimal impact on our overall tax expense due to other tax holidays and an increase in income in other taxing jurisdictions with lower statutory rates.

Liquidity and Capital Resources

We had $1,265 million in cash, cash equivalents and short-term and long-term investments at September 30, 2006, a decrease of $19.7 million from the March 31, 2006 balance. The decrease in cash, cash equivalents and short-term and long-term investments over this time period is primarily attributable to a $188.2 million pay down of short-term debt offset by cash generated from operating activities.

Net cash provided from operating activities was $250.7 million for the six-month period ended September 30, 2006 compared to $203.1 million for the six-month period ended September 30, 2005. The increase in cash flow from operations was primarily from increases in profitability, $11.9 million of additional share-based compensation expenses as a result of the adoption of SFAS 123R, changes in accounts receivable, accounts payable and accrued liability balances, and changes in deferred income on shipments to distributors.

During the six months ended September 30, 2006, net cash used in investing activities increased $290.7 million, to $443.0 million, from $152.4 million for the six months ended September 30, 2005. The increase was due primarily to changes in our net purchases, sales and maturities of short-term and long-term investments in the six months ended September 30, 2006. Capital expenditures were $35.9 million in the six-month period ended September 30, 2006 compared to $25.2 million in the six-month period ended September 30, 2005.

We enter into hedging transactions from time to time in an attempt to reduce our exposure to currency rate fluctuations. The amount of the hedges outstanding at September 30, 2006 were immaterial. Although none of the countries in which we conduct significant foreign operations have had a highly inflationary economy in the last five years, there is no assurance that inflation rates or fluctuations in foreign currency rates in countries where we conduct operations will not adversely affect our operating results in the future.

Our level of capital expenditures varies from time to time as a result of actual and anticipated business conditions. Capital expenditures in the six months ended September 30, 2006 were $35.9 million compared to

$25.2 million for the six months ended September 30, 2005. Capital expenditures are primarily for the expansion of production capacity and the addition of research and development equipment. We currently anticipate spending approximately $65 million to $70 million during the next 12 months to invest in equipment and facilities to maintain, and selectively increase, capacity to meet our currently anticipated needs.

We expect to finance capital expenditures through our existing cash balances and cash flows from operations. We believe that the capital expenditures anticipated to be incurred over the next 12 months will provide sufficient manufacturing capacity to meet our currently anticipated needs.

Net cash used in financing activities was $240.4 million for the six months ended September 30, 2006 compared to $9.4 million for the six months ended September 30, 2005. Proceeds from the exercise of stock options and employee purchases under our employee stock purchase plan were $33.1 million for the six months ended September 30, 2006 and $36.6 million for the six months ended September 30, 2005. We paid cash dividends to our shareholders of $96.6 million in the six months ended September 30, 2006 and $46.0 million in the six months ended September 30, 2005. During the six months ended September 30, 2006, we paid down $188.2 million in short-term borrowings, resulting in a short-term borrowing balance of $80.8 million at September 30, 2006. The short-term borrowings related to transactions associated with our repatriation of foreign earnings under the American Jobs Creation Act in fiscal 2006. To complete the repatriation of $500 million, we initiated certain borrowings which were collateralized against investments held in our foreign locations. We presently expect to pay down the short-term borrowings as investments mature and new cash is generated in the foreign locations. Excess tax benefits from share-based payment arrangements were $11.3 million in the six months ended September 30, 2006.

On April 22, 2004, our Board of Directors authorized the repurchase of 2.5 million shares of our common stock in the open market or in privately negotiated transactions. As of September 30, 2006, we had repurchased 1,004,834 common shares under this authorization for a total of $26.6 million. As of September 30, 2006, all of the purchased shares under the authorization were used to fund stock option exercises and purchases under our employee stock purchase plan. On October 25, 2006, our Board of Directors authorized the repurchase of up to an additional 10 million shares of our common stock in the open market or in privately negotiated transactions. The timing and amount of any future repurchases will depend upon market conditions, interest rates and corporate considerations.

On October 28, 2002, we announced that our Board of Directors had approved and instituted a quarterly cash dividend on our common stock. The initial quarterly dividend of $0.02 per share was paid on December 6, 2003 in the aggregate amount of $4.0 million. We have continued to pay quarterly dividends and have increased the amount of such dividends on a regular basis. A quarterly dividend of $0.235 per share was paid on August 17, 2006 in the aggregate amount of $50.5 million. A quarterly dividend of $0.25 per share was declared on October 25, 2006 and will be paid on November 22, 2006 to shareholders of record as of November 8, 2006. We expect the November 2006 cash dividend to be approximately $54.0 million. During fiscal 2006, we paid dividends in the aggregate amount of $0.57 per share for a total dividend payment of $120.1 million. Since the inception of our dividend program, we have paid aggregate dividends of $291.1 million.

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

Contractual Obligations

There have not been any material changes in our contractual obligations from what we disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2006.

Off-Balance Sheet Arrangements

As of September 30, 2006, we are not involved in any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”).  SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements.  The provisions of SFAS 157 are effective for fiscal years beginning after November 15, 2007.  We are currently evaluating the impact, if any, of the provisions of SFAS 157.

In September 2006, the FASB issued SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS 158”) and is effective for our fiscal year ended March 31, 2007. This standard requires companies to recognize, on a prospective basis, the funded status of their defined benefit pension and other postretirement benefit plans as a net liability or asset on their balance sheets. We are currently evaluating the impact, if any, of the provisions of SFAS 158.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Our investment portfolio, consisting of fixed income securities and money market funds that we hold on an available-for-sale basis, was $1.2 billion as of September 30, 2006. This amount includes securities with original maturities that are within 90 days when acquired and are classified as cash and cash equivalents on our balance sheet. The securities in our investment portfolio, like all fixed income instruments, are subject to interest rate and credit risk and will decline in value if market interest rates increase. We have the ability to hold our fixed income investments until maturity and, therefore, we would not expect to recognize any material adverse impact in income or cash flows if market interest rates increase. The following table provides information about our available-for-sale securities that are sensitive to changes in interest rates. We have aggregated our available-for-sale securities for presentation purposes since they are all very similar in nature (dollars in thousands):

	Financial instruments mature during the fiscal year ended March 31,
	2007	2008	2009	2010	2011	Thereafter

Available-for-sale securities	$243,776	$164,140	$237,957	$232,584	$52,549	$201,852

Weighted-average yield rate	5.22%	4.15%	4.34%	4.34%	5.81%	5.85%

We have international operations and are thus subject to foreign currency rate fluctuations. To date, our exposure related to exchange rate volatility has not been significant. Approximately 99% of our sales are denominated in U.S. dollars. At times we maintain hedges of foreign currency exposure of a net investment in a foreign operation. The amounts of foreign currency hedges outstanding as of September 30, 2006 were immaterial. If foreign currency rates fluctuate by 15% from the rates at September 30, 2006, the effect on our financial position and results of operation would not be material.

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

Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2006, there was no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Some of the factors that may affect our quarterly operating results include:

•	changes in demand or market acceptance of our products and products of our customers
•	levels of inventories at our customers
•	the mix of inventory we hold and our ability to satisfy orders from our inventory
•	changes in utilization of our manufacturing capacity and fluctuations in manufacturing yields
•	our ability to secure sufficient assembly and testing capacity
•	availability of raw materials and equipment
•	competitive developments including pricing pressures
•	the level of orders that are received and can be shipped in a quarter
•	the level of sell-through of our products through distribution
•	changes or fluctuations in customer order patterns and seasonality
•	ability to timely introduce products
•	constrained availability from other electronic suppliers impacting our customers’ ability to ship their products, which in turn may adversely impact our sales to those customers
•	costs and outcomes of any current or future tax audits or any litigation involving intellectual property, customers or other issues
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

Sales through distributors accounted for 65% of our net sales in fiscal 2006 and during the first six months of fiscal 2007. Our two largest distributors together accounted for approximately 24% of our net sales in fiscal 2006, and 22% of our net sales in the first six months of fiscal 2007. We do not have long-term agreements with our distributors and both we and our distributors may each terminate our relationship with little or no advanced notice. We believe that customers recognize Microchip for its products and brand name and use distributors as an effective supply channel.

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

Our success depends upon the efforts and abilities of our senior management, engineering and other personnel. The competition for qualified engineering and management personnel is intense. We may be unsuccessful in retaining our existing key personnel or in attracting and retaining additional key personnel that we require. The loss of the services of one or more of our key personnel or the inability to add key personnel could harm our business. All of our employees’ and officers’ employment with us is at will.

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

We do not typically enter into long-term contracts with our customers and we cannot be certain about future order levels from our customers. When we do enter into customer contracts, the contract is generally cancelable at the convenience of the customer. Even though we have over 55,000 end customers and our ten largest customers make up approximately 10% of our total revenue, cancellation or modification of long-term and short-term customer contracts could have an adverse financial impact on our revenue and profits.

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

Sales to foreign customers account for a substantial portion of our net sales. During fiscal 2006, approximately 74% of our net sales were made to foreign customers. During the first six months of fiscal 2007, approximately 73% of our net sales were made to foreign customers. We purchase a substantial portion of our raw materials and equipment from foreign suppliers. In addition, we own product assembly and testing facilities located near Bangkok, Thailand. We also use various foreign contractors for a portion of our assembly and testing and for a portion of our wafer fabrication requirements. Substantially all of our finished goods inventory is maintained in Thailand. Although we did not suffer any material disruption in our business as a result of the recent military coup in Thailand, there can be no assurance that similar events in the future in Thailand or other countries will not adversely impact our operations.

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

Recent regulations related to equity compensation may adversely affect our ability to attract and retain key personnel and have adversely affected our earnings.

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

While acquisitions do not represent a major part of our growth strategy, from time to time we may consider financially attractive and strategic acquisitions if such opportunities arise. Any transactions that we complete may involve a number of risks, including the diversion of our management’s attention from our existing business to integrate the operations and personnel of the acquired business or possible adverse effects on our operating results during the integration process. In addition, we may not be able to successfully or profitably integrate, operate, maintain and manage any newly acquired operations or employees or to be able to maintain uniform standards, controls, procedures and policies, and this may lead to operational inefficiencies.

Item 4.    Submission of Matters to a Vote of Security Holders

(a)	We held our Annual Meeting of Stockholders on August 18, 2006.

(b)	Steve Sanghi, Albert J. Hugo-Martinez, L.B. Day, Matthew W. Chapman and Wade F. Meyercord were elected as directors at the Annual Meeting.

(c)	The results of the vote on the matters voted upon at the Annual Meeting were as follows:

(1)	Election of Directors:

Director	For	Withheld/Abstain
Steve Sanghi	199,596,187	4,268,340
Albert J. Hugo-Martinez	199,238,574	4,625,953
L.B. Day	189,466,058	14,398,469
Matthew W. Chapman	202,458,632	1,405,895
Wade F. Meyercord	202,417,913	1,446,614

(2)	Approval of the proposal to amend the Company’s 2004 Equity Incentive Plan:

For	Against	Withheld/Abstain	Broker Non-Votes
158,864,172	29,043,573	257,261	15,699,521

(3)	Approval of proposal to approve an Executive Management Incentive Compensation Plan:

For	Against	Withheld/Abstain	Broker Non-Votes
182,735,697	5,143,829	285,480	15,699,521

(4)	Approval of the ratification of the appointment of Ernst & Young LLP as the independent registered public accounting firm of Microchip for the fiscal year ending March 31, 2007:

For	Against	Withheld/Abstain	Broker Non-Votes
199,138,379	4,652,905	73,243	-0-

The foregoing matters are described in more detail in our definitive proxy statement dated June 30, 2006.

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

MICROCHIP TECHNOLOGY INCORPORATED

Date: November 8, 2006	By: /s/ Gordon W. Parnell
Gordon W. Parnell
Vice President and Chief Financial Officer
(Duly Authorized Officer, and
Principal Financial and Accounting Officer)