Form 10-Q
period 2006-12-31
MICROCHIP TECHNOLOGY INC
filed 2007-02-06
CIK 827054

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006.

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

Large Accelerated Filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). (Check One)

Yes ☐ No ☒

Shares Outstanding of Registrant’s Common Stock
Class	Outstanding at January 31, 2007
Common Stock, $0.001 par value	216,092,607 shares

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

ASSETS
	December 31,	March 31,
	2006	2006
	(Unaudited)	(Note 1)
Cash and cash equivalents	$153,277	$565,273
Short-term investments	575,275	199,491
Accounts receivable, net	120,085	139,361
Inventories	121,850	115,024
Prepaid expenses	15,929	11,369
Deferred tax assets	68,991	78,544
Other current assets	11,137	9,767
Total current assets	1,066,544	1,118,829

Property, plant and equipment, net	624,996	659,972
Long-term investments	536,008	520,360
Goodwill	31,886	31,886
Intangible assets, net	8,767	9,489
Other assets	10,259	10,060

Total assets	$2,278,460	$2,350,596

LIABILITIES AND STOCKHOLDERS' EQUITY

Short-term debt	$29,500	$268,954
Accounts payable	34,742	50,847
Accrued liabilities	218,494	189,687
Deferred income on shipments to distributors	92,135	99,481
Total current liabilities	374,871	608,969

Pension accrual	892	801
Deferred tax liability	13,205	14,637

Stockholders' equity:

Preferred stock, $.001 par value; authorized 5,000,000 shares;
no shares issued or outstanding.	---	---
Common stock, $.001 par value; authorized 450,000,000 shares;
issued and outstanding 216,038,252 shares at December 31, 2006; issued and outstanding 213,614,343 shares at March 31, 2006.	216	214
Additional paid-in capital	713,611	639,238
Retained earnings	1,185,152	1,106,355
Deferred share-based compensation	---	(5,705)
Accumulated other comprehensive loss	(9,487)	(13,913)
Net stockholders' equity	1,889,492	1,726,189

Total liabilities and stockholders' equity	$2,278,460	$2,350,596

See accompanying notes to condensed consolidated financial statements

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands except per share amounts)
(Unaudited)

	Three Months Ended December 31,			Nine Months Ended December 31,
	2006	2005		2006	2005

Net sales	$251,004		$234,896	$781,495		$680,721
Cost of sales (1)	101,294		94,626	311,340		278,390
Gross profit	149,710		140,270	470,155		402,331

Operating expenses:
Research and development (1)	28,043		23,377	85,151		70,409
Selling, general and administrative (1)	40,185		32,305	122,482		95,010
	68,228		55,682	207,633		165,419

Operating income	81,482		84,588	262,522		236,912

Other income (expense):
Interest income	15,002		8,668	43,910		22,766
Interest expense	(890)		(559)	(5,146)		(1,497)
Other, net	260		374	452		1,572

Income before income taxes	95,854		93,071	301,738		259,753

Income tax provision	23,005		52,947	72,417		92,952

Net income	$72,849		$40,124	$229,321		$166,801

Basic net income per common share	$0.34		$0.19	$1.07		$0.80

Diluted net income per common share	$0.33		$0.19	$1.04		$0.78

Dividends declared per common share	$0.250		$0.160	$0.700		$0.380

Weighted average common shares outstanding	215,710		210,836	214,603		209,556

Weighted average common and potential
common shares outstanding	220,920		215,667	219,837		214,293

(1) Includes share-based compensation charges as follow:
Cost of sales	$1,595	$	---	$1,595	$	---
Research and development	2,432		73	7,245		94
Selling, general and administrative	3,714		118	10,874		182

See accompanying notes to condensed consolidated financial statements

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)
(Unaudited)
	Nine months ended December 31,
	2006	2005
Cash flows from operating activities:
Net income	$229,321	$166,801
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	87,792	83,106
Deferred income taxes	7,563	37,139
Share-based compensation	19,714	276
Excess tax benefit from share-based payment arrangements	(14,648)	---
Tax benefit from equity incentive plans	14,659	17,651
Gain on sale of assets	(364)	(476)
Changes in operating assets and liabilities:
Decrease in accounts receivable	19,276	1,113
Increase in inventories	(3,422)	(10,911)
Decrease in deferred income on shipments to distributors	(7,346)	(7,057)
Increase in accounts payable and accrued liabilities	12,702	39,147
Change in other assets and liabilities	(7,422)	(3,730)

Net cash provided by operating activities	357,825	323,059

Cash flows from investing activities:
Purchases of investments	(1,087,068)	(531,852)
Sales and maturities of investments	700,620	360,648
Investment in other assets	(673)	(1,704)
Proceeds from sale of assets	1,746	819
Capital expenditures	(51,416)	(42,817)

Net cash used in investing activities	(436,791)	(214,906)

Cash flows from financing activities:
Payment of cash dividend	(150,526)	(79,612)
Repurchase of common stock	---	(3,320)
Proceeds from sale of common stock	42,302	63,501
Excess tax benefit from share-based payment arrangements	14,648	---
Payments on short-term borrowings	(239,454)	---

Net cash used in financing activities	(333,030)	(19,431)

Net (decrease) increase in cash and cash equivalents	(411,996)	88,722

Cash and cash equivalents at beginning of period	565,273	68,730

Cash and cash equivalents at end of period	$153,277	$157,452

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of management, all adjustments of a normal recurring nature which are necessary for a fair presentation have been included. Certain information and footnote disclosures normally included in audited consolidated financial statements have been condensed or omitted pursuant to such SEC rules and regulations. It is suggested that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006. The results of operations for the three and nine months ended December 31, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2007 or for any other period.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact, if any, that SFAS 157 will have on its financial statements.

In September 2006, the FASB issued SFAS 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R) (“SFAS 158”) and is effective for the Company’s fiscal year ended March 31, 2007. This standard requires companies to recognize, on a prospective basis, the funded status of their defined benefit pension and other postretirement benefit plans as a net liability or asset on their balance sheets. The Company is currently evaluating the impact, if any, that SFAS 158 will have on its financial statements.

(3)	Share-Based Compensation

The Company has equity incentive plans under which non-qualified stock options and restricted stock units (RSUs) have been granted to employees and under which non-qualified stock options have been granted to non-employee members of the Board of Directors. In the second half of fiscal 2006, the Company adopted RSUs as its primary equity incentive compensation instrument for employees. The Company also has an employee stock purchase plan for all eligible employees. Effective April 1, 2006, the Company adopted FASB Statement of Financial Accounting Standards (“SFAS”) No. 123R (revised 2004), Share-Based Payment (“SFAS 123R”). SFAS 123R requires all share-based payments to employees, including grants of employee stock options, RSUs and employee stock purchase rights, to be recognized in the financial statements based on their respective grant date fair values and does not allow the previously permitted pro forma disclosure-only method as an alternative to financial statement recognition. SFAS 123R supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and related interpretations, and amends SFAS No. 95, Statement of Cash Flows. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under previous literature. This requirement may reduce the Company’s future net operating cash flows and increase net financing cash flows. In March 2005, the SEC issued SAB No. 107, Share-Based Payment (“SAB 107”), which provides guidance regarding the interaction of SFAS 123R and certain SEC rules and regulations. The Company has applied the provisions of SAB 107 in its adoption of SFAS 123R.

The Company adopted SFAS 123R using the modified-prospective method of recognition of compensation expense related to share-based payments. The Company’s unaudited condensed consolidated statement of income for the three and nine months ended December 31, 2006 reflects the impact of adopting SFAS 123R. In accordance with the modified-prospective transition method, the Company’s unaudited condensed consolidated statements of income for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R.

SFAS 123R requires companies to estimate the fair value of share-based payment awards on the date of grant using an option pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense ratably over the requisite service periods. The Company has estimated the fair value of each award as of the date of grant using the Black-Scholes option pricing model, which was developed for use in estimating the value of traded options that have no vesting restrictions and that are freely transferable. The Black-Scholes model considers, among other factors, the expected life of the award and the expected volatility of the Company’s stock price. Although the Black-Scholes model meets the requirements of SFAS 123R and SAB 107, the fair values generated by the model may not be indicative of the actual fair values of the Company’s awards as it does not consider other factors important to those share-based payment awards such as, continued employment, periodic vesting requirements, and limited transferability.

Prior to the adoption of SFAS 123R, the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the condensed consolidated statements of cash flows. SFAS 123R requires the cash flows resulting from the tax benefits arising from tax deductions in excess of the compensation cost recognized for the equity incentives (excess tax benefits) to be classified as financing cash flows. The $14.6 million excess tax benefit classified as a financing cash inflow in the Company’s accompanying condensed consolidated statements of cash flows for the nine months ending December 31, 2006 would have been classified as an operating cash inflow if the Company had not adopted SFAS 123R.

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

Determining the appropriate fair-value model and calculating the fair value of share-based awards at the date of grant requires judgment. The Company uses the Black-Scholes option pricing model to estimate the fair value of employee stock options and rights to purchase shares under stock participation plans, consistent with the provisions of SFAS 123R. Option pricing models, including the Black-Scholes model, also require the use of input assumptions, including expected volatility, expected life, expected dividend rate, and expected risk-free rate of return. The Company uses a blend of historical and implied volatility based on options freely traded in the open market as it believes this is more reflective of market conditions and a better indicator of expected volatility than using purely historical volatility. The expected life of the awards is based on historical and other economic data trended into the future. The risk-free interest rate assumption is based on observed interest rates appropriate for the terms of the Company’s awards. The dividend yield assumption is based on the Company’s history and expectation of future dividend payouts. The fair value of our RSUs is based on the fair market value of the Company’s common stock on the date of grant discounted for expected future dividends. SFAS 123R requires the Company to develop an estimate of the number of share-based awards which will be forfeited due to employee turnover. Quarterly changes in the estimated forfeiture rate may have a significant effect on share-based compensation, as the effect of adjusting the rate for all expense amortization after April 1, 2006 is recognized in the period the forfeiture estimate is changed. If the actual forfeiture rate is higher than the estimated forfeiture rate, then an adjustment is made to increase the estimated forfeiture rate, which will result in a decrease to the expense recognized in the financial statements. If the actual forfeiture rate is lower than the estimated forfeiture rate, then an adjustment is made to decrease the estimated forfeiture rate, which will result in an increase to the expense recognized in the financial statements. If forfeiture adjustments are made, they would affect the Company’s gross margin, research and development expenses, and selling, general, and administrative expenses. The effect of forfeiture adjustments in the third quarter of fiscal 2007 was immaterial.

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

The Company’s investments are intended to establish a high-quality portfolio that preserves principal, meets liquidity needs, avoids inappropriate concentrations and delivers an appropriate yield in relationship to the Company’s investment guidelines and market conditions. The following is a summary of available-for-sale securities at December 31, 2006 (amounts in thousands):

	Adjusted Cost	Gross Unrealized Gains		Gross Unrealized Losses		Estimated Fair Value

State student loan bonds	$43,425	$	---	$	---	$43,425
Government agency bonds	740,564		---		10,528	730,036
Commercial paper	10,000		---		25	9,975
Floating rate securities	329,035		---		1,188	327,847
	$1,123,024	$	---		$11,741	$1,111,283

During the three and nine months ended December 31, 2006, the Company did not have any gross realized gains or losses on sales of available-for-sale securities. During the three and nine months ended December 31, 2005, the Company had gross realized losses on available-for-sale securities of eight thousand dollars.

At December 31, 2006, the Company evaluated its investment portfolio, and noted unrealized losses of $11.7 million due to fluctuations in interest rates. Management does not believe any of the unrealized losses represented an other-than-temporary impairment based on its evaluation of available evidence as of December 31, 2006. The Company’s intent is to hold these investments until such time as these assets are no longer impaired. For those investments not scheduled to mature until after December 31, 2007, such recovery is not anticipated to occur in the next year and these investments have been classified as long-term investments. At December 31, 2006, short-term investments consisted of $575.3 million and long-term investments consisted of $536.0 million.

The amortized cost and estimated fair value of the available-for-sale securities at December 31, 2006, by maturity, are shown below (amounts in thousands). Expected maturities can differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties, and the Company views its available-for-sale securities as available for current operations.

	Adjusted Cost	Gross Unrealized Gains		Gross Unrealized Losses	Estimated Fair Value

Available-for-sale
Due in one year or less	$576,741	$	---	$1,466	$575,275
Due after one year and through five years	546,283		---	10,275	536,008
	$1,123,024	$	---	$11,741	$1,111,283

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other than temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2006 (amounts in thousands):

	Less Than 12 Months			Greater Than 12 Months
	Fair Value	Gross Unrealized Loss		Fair Value		Gross Unrealized Loss

State student loan bonds	$43,425	$	---	$	---	$	---
Government agency	218,464		817		511,572		9,711
Commercial paper	9,975		25		---		---
Floating rate securities	303,411		624		24,436		564
	$575,275		$1,466		$536,008		$10,275

The unrealized losses on the Company’s investments were caused by interest rate increases. The contractual cash flows of those investments are either guaranteed by a government agency or are investments in corporations with credit ratings of AA or higher. Accordingly, it is expected that the securities will not settle at prices less than the amortized cost of the Company’s investment.

Because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, it does not consider the investments with unrealized losses to be other than temporarily impaired at December 31, 2006.

(5)	Accounts Receivable

Accounts receivable consists of the following (amounts in thousands):

	December 31, 2006	March 31, 2006

Trade accounts receivable	$123,126	$142,703
Other	502	320
	123,628	143,023
Less allowance for doubtful accounts	3,543	3,662
	$120,085	$139,361

(6)	Inventories

The components of inventories consist of the following (amounts in thousands):

	December 31, 2006	March 31, 2006

Raw materials	$4,974	$3,505
Work in process	82,267	80,947
Finished goods	34,609	30,572
	$121,850	$115,024

Inventory impairment charges establish a new cost basis for inventory and charges are not subsequently reversed to income even if circumstances later suggest that increased carrying amounts are recoverable.

(7)	Property, Plant and Equipment

Property, plant and equipment consists of the following (amounts in thousands):

	December 31, 2006	March 31, 2006

Land	$47,212	$47,212
Building and building improvements	371,717	366,055
Machinery and equipment	1,050,242	991,452
Projects in process	72,308	87,341
	1,541,479	1,492,060
Less accumulated depreciation and amortization	916,483	832,088
	$624,996	$659,972

Depreciation expense attributed to property and equipment was $86.4 million in the nine months ended December 31, 2006 and $82.2 million in the nine months ended December 31, 2005.

(8)	Short-term Debt

The Company had short-term debt of $29.5 million and $269.0 million at December 31, 2006 and March 31, 2006, respectively. The short-term debt is a result of repurchase agreements that are in place with an investment brokerage. The short-term debt was collateralized with $47.3 million and $277.6 million of available-for-sale investments at December 31, 2006 and March 31, 2006, respectively. The short-term debt had a weighted average interest rate of 5.32% and 4.83% as of December 31, 2006 and March 31, 2006, respectively. In fiscal 2006, the borrowings were made to complete a $500 million repatriation of foreign earnings under the American Jobs Creation Act. The borrowings were collateralized against investments that are held by the Company’s offshore subsidiaries. The Company presently intends to pay down the short-term borrowings as the investments mature and also from future offshore cash generation. In the nine months ended December 31, 2006, $239.5 million of short-term borrowings were paid down. There are no covenants associated with the repurchase agreements.

(9)	Comprehensive Income

Comprehensive income consists of net income and net unrealized gains (losses) on available-for-sale investments. The components of other comprehensive income (loss) and related tax effects were as follows (amounts in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2006	2005	2006	2005

(Decrease) increase in unrealized losses on investments, net of tax effect of $112, $400, ($558) and $280, respectively	$(487)	$2,107	$(4,426)	$1,900

(10)	Employee Benefit Plans

Equity Incentive Plans

The Company has equity incentive plans under which incentive stock options have been granted to employees and RSUs and non-qualified stock options have been granted to employees and under which non-qualified stock options have been granted to non-employee members of the Board of Directors. The Company’s 2004 Equity Incentive Plan, as amended and restated (the “2004 Plan”), is shareholder approved and permits the grant of stock options and RSUs to employees, non-employee members of the Board of Directors and consultants. At December 31, 2006, 12.0 million shares remained available for future grant under the 2004 Plan. Stock options and RSUs are designed to reward employees for their long-term contributions to the Company and to provide incentive for them to remain employed with the Company. The Company believes that such awards better align the interests of its employees with those of its shareholders.

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

Share-Based Compensation Expense

The following table presents details of share-based compensation expense resulting from the application of SFAS 123R (amounts in thousands):

	Three Months Ended December 31,			Nine Months Ended December 31,
	2006(1)	2005		2006(1)	2005
Cost of sales	$1,595(2)	$	---	$1,595(2)	$	---
Research and development	2,431		73	7,244		94
Selling, general and administrative	3,714		118	10,874		182
Share-based compensation effects in income before taxes	7,740		191	19,713		276
Income taxes	1,857		46	4,730		66
Net share-based compensation effects in net income	$5,883		$145	$14,983		$210
Share-based compensation effects on base earnings per common share	$0.02	$	---	$0.07	$	---
Share-based compensation effects on diluted earnings per common share	$0.03	$	---	$0.07	$	---

(1) The amounts included in the three and nine months ended December 31, 2006 reflect the adoption of SFAS 123R. In accordance with the modified prospective transition method, the Company’s unaudited condensed consolidated statements of income for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R.

(2) During the three months ended December 31, 2006, $1.7 million was capitalized to inventory, of which none was sold. During the nine months ended December 31, 2006, $5.0 million was capitalized to inventory of which $1.6 million was sold.

The amount of unearned share-based compensation currently estimated to be expensed in the remainder of fiscal 2007 through fiscal 2012 related to unvested share-based payment awards at December 31, 2006 is $71.0 million. The weighted average period over which the unearned share-based compensation is expected to be recognized is approximately 2.25 years.

In accordance with the requirements of the disclosure-only alternative of SFAS 123, set forth below is a pro forma illustration of the effect on net income and net income per share computed as if the Company had valued share-based awards to employees using the Black-Scholes option pricing model instead of applying the guidelines provided by APB 25 in the three and nine months ended December 31, 2005 (in thousands, except per share amounts):

	Three Months Ended December 31,	Nine Months Ended December 31,
	2005	2005

Net income, as reported	$40,124	$166,801
Deduct: Total share-based employee compensation expense determined under fair value methods for all awards, net of related tax effects.	3,432	12,769
Pro forma net income	$36,692	$154,032
Net income per common share:
Basic, as reported	$0.19	$0.80
Basic, pro forma	$0.17	$0.74
Diluted, as reported	$0.19	$0.78
Diluted, pro forma	$0.17	$0.72

Combined Incentive Plan Information

RSU activity under the 2004 Plan in the nine months ended December 31, 2006 is set forth below:

Number of Shares
Balance at March 31, 2006	195,524
Restricted stock units granted under the 2004 Plan	1,598,038
Restricted stock units cancelled	(79,279)
Restricted stock units vested	(12,438)
Balance at December 31, 2006	1,701,845

The total pre-tax intrinsic value of RSUs which vested during the three and nine months ended December 31, 2006 was immaterial. The aggregate pre-tax intrinsic value of RSUs outstanding at December 31, 2006 was $55.4 million. The aggregate pre-tax intrinsic value was calculated based on the closing price of the Company’s common stock of $32.70 on December 29, 2006. At December 31, 2006, the weighted average remaining expense recognition period was 2.67 years.

The weighted average fair values per share of the RSUs awarded in the three and nine months ended December 31, 2006 were $27.16 and $31.41, respectively, calculated based on the fair market value of the Company’s common stock on the respective grant dates discounted for the Company’s expected dividend yield. The weighted average fair values per share of RSUs awarded in the three and nine months ended December 31, 2005 were $30.85 and $27.91, respectively, calculated based on the intrinsic value of the instrument on the date of grant.

Option activity under the Company’s stock incentive plans in the nine months ended December 31, 2006 is set forth below:

	Number of Shares	Weighted Average Exercise Price per Share
Balance at March 31, 2006	18,450,360	$20.97
Options granted under the 2004 Plan	58,208	34.63
Options cancelled	(318,989)	24.28
Options exercised	(2,208,295)	16.39
Balance at December 31, 2006	15,981,284	$21.58

The total pre-tax intrinsic value of options exercised during the three and nine months ended December 31, 2006 was $9.0 million and $40.3 million, respectively. This intrinsic value represents the difference between the fair market value of the Company’s common stock on the date of exercise and the exercise price of each equity award.

The following table summarizes information about the stock options outstanding at December 31, 2006:

Range of Exercise Prices	Number of Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Life	Number Exercisable	Weighted Average Exercise Price
			(in years)
$1.82-$10.04	2,139,940	$8.47	1.84	2,139,155	$8.47
10.05 - 15.92	1,633,160	15.62	4.08	1,633,160	15.62
15.93 - 18.48	1,968,993	18.40	6.10	660,208	18.25
18.49 - 23.39	1,940,139	22.35	3.82	1,929,349	22.36
23.40 - 25.26	1,017,826	24.21	5.36	1,010,642	24.20
25.27 - 25.29	1,680,455	25.29	8.25	16,662	25.29
25.30 - 27.05	2,284,560	26.76	7.15	733,157	26.25
27.06 - 27.15	1,991,797	27.15	5.25	1,991,797	27.15
27.16 - 36.10	1,292,367	29.53	6.53	907,584	29.39
36.11 - 37.06	32,047	37.06	9.25	0	0.00
$1.82-$37.06	15,981,284	$21.58	5.31	11,021,714	$20.30

The aggregate pre-tax intrinsic value of options outstanding and options exercisable at December 31, 2006 was $177.9 million and $136.8 million, respectively. The aggregate pre-tax intrinsic values were calculated based on the closing price of the Company’s common stock of $32.70 on December 29, 2006.

The weighted average fair values per share of stock options granted in the nine months ended December 31, 2006 was $11.95. There were no stock options granted for the three months ended December 31, 2006.

The weighted average fair values per share of stock options granted in connection with the Company’s stock incentive plans in the three months ended December 31, 2005 were estimated utilizing the following assumptions:
Three Months Ended December 31, 2005
Expected life (in years)	5.20
Volatility	43%
Risk-free interest rate	4.40%
Dividend yield	2.36%

Employee Stock Purchase Plan

The Company has an employee stock purchase plan and an international employee stock purchase plan (the “Purchase Plans”) for all eligible employees. Under the Purchase Plans, employees may purchase shares of the Company’s common stock at six-month intervals at 85% of fair market value (calculated in the manner provided in the plan). Employees purchase such stock using payroll deductions, which may not exceed 10% of their total cash compensation. The Purchase Plans impose certain limitations upon an employee’s right to acquire common stock, including the following: (i) no employee may purchase more than 7,500 shares of common stock on any purchase date and (ii) no employee may be granted rights to purchase more than $25,000 of common stock for each calendar year in which such rights are at any time outstanding. At December 31, 2006, 3.6 million shares were available for future issuance under the Purchase Plans. The Company issued 204,888 shares under the Purchase Plans in the nine months ended December 31, 2006.

The weighted average fair values per share of stock purchased in connection with the Company’s stock purchase plan have been estimated using the following assumptions:

	Three Months Ended December 31,
	2006	2005
Expected life (in years)	0.50	0.50
Volatility	29%	43%
Risk-free interest rate	5.15%	4.40%
Dividend yield	3.50%	2.36%

(11)	Net Income Per Share

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2006	2005	2006	2005

Net income	$72,849	$40,124	$229,321	$166,801

Weighted average common shares outstanding	215,710	210,836	214,603	209,556

Dilutive effect of stock options	5,210	4,831	5,234	4,737

Weighted average common and potential common shares outstanding	220,920	215,667	219,837	214,293

Basic net income per common share	$0.34	$0.19	$1.07	$0.80

Diluted net income per common share	$0.33	$0.19	$1.04	$0.78

(12)	Stock Repurchase

On April 22, 2004, the Company announced that its Board of Directors had authorized the Company to purchase up to 2.5 million shares of its common stock in the open market or in privately negotiated transactions. As of December 31, 2006, the Company had repurchased 1,004,834 shares under this authorization. As of December 31, 2006, all of the purchased shares were used to fund stock option exercises and purchases under the Company’s employee stock purchase plans. On October 25, 2006, the Company announced that its Board of Directors had authorized the repurchase of up to an additional 10 million shares of its common stock in the open market or in privately negotiated transactions. The timing and amount of future repurchases will depend upon market conditions, interest rates and corporate considerations.

(13)	Dividends

On October 28, 2002, the Company announced that its Board of Directors had approved and instituted a quarterly cash dividend on its common stock. A quarterly cash dividend of $0.25 per share was paid on November 22, 2006 in the aggregate amount of $54.0 million. A quarterly cash dividend of $0.265 per share was declared on January 31, 2007 and will be paid on February 28, 2007 to shareholders of record as of February 14, 2007. The Company expects the February 2007 payment of its quarterly cash dividend to be approximately $57.4 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report, including “Part I - Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part II - Item 1A Risk Factors” contains certain forward-looking statements that involve risks and uncertainties, including statements regarding our strategy, financial performance and revenue sources. We use words such as “anticipate,” “believe,” “plan,” “expect,” “future,” “intend” and similar expressions to identify forward-looking statements. Our actual results could differ materially from the results anticipated in these forward-looking statements as a result of certain factors including those set forth under “Risk Factors,” beginning at page 31 and elsewhere in this Form 10-Q. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. You should not place undue reliance on these forward-looking statements. We disclaim any obligation to update information contained in any forward-looking statement. These forward-looking statements include, without limitation, statements regarding the following:

•	The effects and amount of competitive pricing pressure on our product lines;
•	Our ability to moderate future average selling price declines;
•	The effect of product mix on gross margin;
•	The amount of changes in demand for our products and those of our customers;
•	The level of orders that will be received and shipped within a quarter;
•	The effect that distributor and customer inventory holding patterns will have on us;
•	Our belief that customers recognize our products and brand name and use distributors as an effective supply channel;

•	Our belief that our direct sales personnel combined with out distributors provide an effective means of reaching our customer base;
•	Our ability to increase the proprietary portion of our analog and interface product lines and the effect of such an increase;
•	The impact of any supply disruption we may experience;
•	Our ability to effectively utilize our facilities at appropriate capacity levels and anticipated costs;
•	That our capital expenditures over the next 12 months will provide sufficient manufacturing capability to meet our anticipated needs;
•	That manufacturing costs will be reduced by transition to advanced process technologies;
•	Our ability to absorb fixed costs, labor and other direct manufacturing costs;
•	Our ability to maintain manufacturing yields;
•	Continuing our investments in new and enhanced products;
•	The ability to attract and retain qualified personnel;
•	The cost effectiveness of using our own assembly and test operations;
•	Our anticipated level of capital expenditures;
•	Continuing to receive patents on our inventions;
•	Continuation of quarterly cash dividends;
•	The sufficiency of our existing sources of liquidity;
•	The impact of seasonality on our business;
•	Expected impact of SFAS 123R on our business;
•
Input assumptions made in our estimate of the fair value of employee stock options and employee stock purchase rights not limited to the dividend yield, life expectancy, volatility, forfeiture rate, and risk-free rate of return;

•	That the resolution and costs of legal actions will not harm our business;
•	That the idling of assets will not impair the value of such assets;
•	Our expectation to pay-down short-term borrowings;
•	The recoverability of our deferred tax assets;
•	The adequacy of our tax reserves to offset any potential tax liabilities;
•	Our belief that the expiration of any tax holidays will not have a material impact;
•	The ability to obtain title to land underlying our Thailand facility, its fair value and adequacy of associated reserves;
•	The accuracy of our estimates of the useful life and values of our property and equipment;
•	Our ability to obtain intellectual property licenses;
•	The level of risk we are exposed to for product liability claims;
•	The amount of labor unrest, political instability, governmental interference and changes in general economic conditions that we experience;
•	The effect of changes in market interest rates on income and/or cash flows;
•	The effect of fluctuations in currency rates;
•	Timing and amount of repurchases of common stock;
•	Availability of financing on acceptable terms; and
•	Costs of compliance with governmental regulations such as Section 404 of Sarbanes-Oxley.

We begin our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) with a summary of Microchip’s overall business strategy to give the reader an overview of the goals of our business and the overall direction of our business and products. This is followed by a discussion of the Critical Accounting Policies and Estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results. We then discuss our Results of Operations for the three and nine months ended December 31, 2006 compared to the three and nine months ended December 31, 2005. We then provide an analysis of changes in our balance sheet and cash flows, and discuss our financial commitments in sections titled “Liquidity and Capital Resources,” “Contractual Obligations” and “Off-Balance Sheet Arrangements.”

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

Revenue Recognition - Distributors

Our distributors worldwide have broad rights to return products and price protection rights, so we defer revenue recognition until the distributor sells the product to their customers. We reduce product pricing through price protection based on market conditions, competitive considerations and other factors. Price protection is granted to distributors on the inventory that they have on hand at the date the price protection is offered. When we reduce the price of our products, it allows the distributor to claim a credit against its outstanding accounts receivable balances based on the new price of the inventory it has on hand as of the date of the price reduction. There is no revenue impact to us from the price protections. We also grant certain credits to our distributors. The credits are granted to the distributors on specially identified pieces of the distributors’ business to allow them to earn a competitive gross margin on the sale of our products to their end customers. The credits are on a per unit basis and are not given to the distributor until they provide documentation of the sale to their end customer. The effect of granting these credits establishes the net selling price from us to our distributors for the product and results in the net revenue recognized by us when the product is sold by the distributors to their end customers. Upon our shipment to distributors, amounts billed are included as accounts receivable, inventory is relieved, and the sale and the gross margin are deferred and are reflected as a current liability until the product is sold by the distributor to their customers.

Share-based Compensation

In the first quarter of fiscal 2007, we adopted SFAS 123R, which requires the measurement at fair value and recognition of compensation expense for all share-based payment awards, including grants of employee stock options, RSUs and employee stock purchase rights, to be recognized in our financial statements based on their respective grant date fair values. Total share-based compensation during the nine months ended December 31, 2006 was $23.0 million, of which $18.1 million was reflected in operating expenses, $1.6 million was reflected in cost of goods sold and $3.3 million was capitalized to inventory.

Determining the appropriate fair-value model and calculating the fair value of share-based awards at the date of grant requires judgment. We use the Black-Scholes option pricing model to estimate the fair value of employee stock options and rights to purchase shares under stock participation plans, consistent with the provisions of SFAS 123R. Option pricing models, including the Black-Scholes model, also require the use of input assumptions, including expected volatility, expected life, expected dividend rate, and expected risk-free rate of return. We use a blend of historical and implied volatility based on options freely traded in the open market as we believe this is more reflective of market conditions and a better indicator of expected volatility than using purely historical volatility. The expected life of the awards is based on historical and other economic data trended into the future. The risk-free interest rate assumption is based on observed interest rates appropriate for the terms of our awards. The dividend yield assumption is based on our history and expectation of future dividend payouts. The fair value of our RSUs is based on the fair market value of our common stock on the date of grant discounted for expected future dividends. SFAS 123R requires us to develop an estimate of the number of share-based awards which will be forfeited due to employee turnover. Quarterly changes in the estimated forfeiture rate can have a significant effect on reported share-based compensation, as the effect of adjusting the rate for all expense amortization after April 1, 2006 is recognized in the period the forfeiture estimate is changed. If the actual forfeiture rate is higher than the estimated forfeiture rate, then an adjustment is made to increase the estimated forfeiture rate, which will result in a decrease to the expense recognized in the financial statements. If the actual forfeiture rate is lower than the estimated forfeiture rate, then an adjustment is made to decrease the estimated forfeiture rate, which will result in an increase to the expense recognized in the financial statements. If forfeiture adjustments are made, they would affect our gross margin, research and development expenses, and selling, general, administrative expenses. The effect of forfeiture adjustments in the first nine months of fiscal 2007 was immaterial.

We evaluate the assumptions used to value our awards on a quarterly basis. If factors change and we employ different assumptions, share-based compensation expense may differ significantly from what we have recorded in the past. If there are any modifications or cancellations of the underlying unvested securities, we may be required to accelerate, increase or cancel any remaining unearned share-based compensation expense. Future share-based compensation expense and unearned share-based compensation will increase to the extent that we grant additional equity awards to employees or we assume unvested equity awards in connection with acquisitions. Had we adopted SFAS 123R in prior periods, the magnitude of the impact of that standard on our results of operations would have approximated the impact of SFAS 123 assuming the application of the Black-Scholes option pricing model as described in the disclosure of pro forma net income and pro forma net income per share in Note 10 to our Unaudited Condensed Consolidated Financial Statements.

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

Income Taxes

As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income within the relevant jurisdiction and to the extent we believe that recovery is not likely, we must establish a valuation allowance. We have not provided for a valuation allowance because we believe that it is more likely than not that our deferred tax assets will be recovered from future taxable income. Should we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made. At December 31, 2006, our gross deferred tax asset was $69.0 million.

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

Property, Plant & Equipment

Property, plant and equipment are stated at cost. Major renewals and improvements are capitalized, while maintenance and repairs are expensed when incurred. At December 31, 2006, the carrying value of our property and equipment totaled $625.0 million, which represents 27.4% of our total assets. This carrying value reflects the application of our property and equipment accounting policies, which incorporate estimates, assumptions and judgments relative to the useful lives of our property and equipment. Depreciation is provided on a straight-line basis over the estimated useful lives of the related assets, which range from five to seven years on manufacturing equipment and approximately 30 years on buildings.

We began production activities at Fab 4 on October 31, 2003. We began to depreciate the Fab 4 assets as they were placed in service for production purposes. As of December 31, 2006, all of the buildings and supporting facilities were being depreciated as well as the manufacturing equipment that had been placed in service. All manufacturing equipment that was not being used in production activities was maintained in projects in process and is not being depreciated until it is placed into service since management believes there will be no change to its utility from the present time until it is placed into productive service. The lives to be used for depreciating this equipment at Fab 4 will be evaluated at such time as the assets are placed in service. We do not believe that the temporary idling of such assets has impaired the estimated life or carrying values of the underlying assets.

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

Litigation

Our current estimated range of liability related to pending litigation is based on the probable loss of claims for which we can estimate the amount and range of loss. Recorded reserves were not significant at December 31, 2006.

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

Results of Operations

The following table sets forth certain operational data as a percentage of net sales for the periods indicated:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2006	2005	2006	2005

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	40.4%	40.3%	39.8%	40.9%
Gross profit	59.6%	59.7%	60.2%	59.1%
Research and development	11.2%	10.0%	10.9%	10.3%
Selling, general and administrative	16.0%	13.7%	15.7%	14.0%
Operating income	32.5%	36.0%	33.6%	34.8%

Net Sales

We operate in one industry segment and engage primarily in the design, development, manufacture and marketing of semiconductor products. We sell our products to distributors and original equipment manufacturers, referred to as OEMs, in a broad range of market segments, perform ongoing credit evaluations of our customers and generally require no collateral.

Our net sales for the quarter ended December 31, 2006 were $251.0 million, a decrease of 6.3% from the previous quarter’s sales of $267.9 million, and an increase of 6.9% from net sales of $234.9 million in the quarter ended December 31, 2005. Our net sales for the nine months ended December 31, 2006 were $781.5 million, an increase of 14.8% from net sales of $680.7 million in the nine months ended December 31, 2005. The changes in net sales in these periods resulted primarily from changes in market conditions across all of our product lines. Average selling prices for our products were down approximately 2% for the three-month period ended December 31, 2006 and up approximately 1% for the nine-month period ended December 31, 2006 over the corresponding periods of the previous fiscal year. The number of units of our products sold were up approximately 8% and 14% for the three and nine-month periods ended December 31, 2006 over the corresponding periods of the previous fiscal year. The average selling prices and the unit volumes of our sales are impacted by the mix of our products sold. Key factors in achieving the amount of net sales during the three and nine-month periods ended December 31, 2006 include:

•	continued market share gains;
•	increasing semiconductor content in our customers’ products;
•	customers’ increasing needs for the flexibility offered by our programmable solutions;
•	our new product offerings that have increased our served available market;
•	increasing demand for our products;
•	economic conditions in the markets we serve; and
•	inventory holding patterns of our customers.

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

Sales by product line for the three and nine months ended December 31, 2006 and December 31, 2005 were as follows (dollars in thousands):

	Three Months Ended December 31, (unaudited)				Nine Months Ended December 31, (unaudited)
	2006	%	2005	%	2006	%	2005	%

Microcontrollers	$200,073	79.7%	$186,235	79.3%	$626,167	80.1%	$540,817	79.4%
Memory products	30,105	12.0%	31,323	13.3%	92,843	11.9%	93,907	13.8%
Analog and interface products	20,826	8.3%	17,338	7.4%	62,485	8.0%	45,997	6.8%
Total sales	$251,004	100.0%	$234,896	100.0%	$781,495	100.0%	$680,721	100.0%

Microcontrollers

Our microcontroller product line represents the largest component of our total net sales. Microcontrollers and associated application development systems accounted for approximately 79.7% of our total net sales for the three-month period ended December 31, 2006 and approximately 80.1% of our total net sales for the nine-month period ended December 31, 2006 compared to approximately 79.3% of our total net sales for the three-month period ended December 31, 2005 and approximately 79.4% of our total net sales for the nine-month period ended December 31, 2005.

Net sales of our microcontroller products increased approximately 7.4% in the three-month period ended December 31, 2006 and 15.8% in the nine-month period ended December 31, 2006 compared to the three and nine-month periods ended December 31, 2005. These sales increases were primarily due to increased demand for our microcontroller products in end markets, driven principally by market share gains and those factors described on page 22 above. The end markets that we serve include the consumer, automotive, industrial control, communications and computing markets.

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

Memory Products

Sales of our memory products accounted for approximately 12.0% of our total net sales for the three-month period ended December 31, 2006 and 11.9% of our total net sales for the nine-month period ended December 31, 2006 compared to approximately 13.3% of our total net sales for the three-month period ended December 31, 2005 and 13.8% of our total net sales in the nine-month period ended December 31, 2005.

Net sales of our memory products decreased approximately 3.9% in the three-month period ended December 31, 2006 compared to the three-month period ended December 31, 2005. Net sales of our memory products decreased approximately 1.1% in the nine-month period ended December 31, 2006 compared to the nine-month period ended December 31, 2005. These sales decreases were driven by market share gains and customer demand conditions within the Serial EEPROM market, which products comprise substantially all of our memory product net sales.

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

Analog and Interface Products

Sales of our analog and interface products accounted for approximately 8.3% of our total net sales for the three-month period ended December 31, 2006 and 8.0% of our total net sales for the nine-month period ended December 31, 2006 compared to approximately 7.4% of our total net sales for the three-month period ended December 31, 2005 and 6.8% of our total net sales for the nine-month period ended December 31, 2005.

Net sales of our analog and interface products increased approximately 20.1% in the three-month period ended December 31, 2006 and 35.8% in the nine-month period ended December 31, 2006 compared to the three and nine-month periods ended December 31, 2005. These sales increases in our analog and interface products were driven by market share gains and supply and demand conditions within the analog and interface market.

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

Turns Orders

Our net sales in any given quarter depend upon a combination of shipments from backlog and orders received in that quarter for shipment in that quarter, which we refer to as turns orders. Historically, we have proven our ability to respond quickly to customer orders as part of our competitive strategy, resulting in customers placing orders with short delivery schedules. Shorter lead times generally mean that turns orders as a percentage of our business are relatively high in any particular quarter and reduce our backlog visibility on future product shipments. Turns orders correlate to overall semiconductor industry conditions and product lead times. Turns orders are difficult to predict, and we may not experience the combination of turns orders and shipments from backlog in a quarter that would be sufficient to achieve anticipated net sales. If we do not achieve a sufficient level of turns orders in a particular quarter, our net sales and operating results may suffer.

Distribution

Distributors accounted for approximately 65% of our net sales in the nine-month period ended December 31, 2006 and approximately 64% of our net sales in the nine-month period ended December 31, 2005.

Our two largest distributors accounted for approximately 21% of our net sales in the nine-month period ended December 31, 2006 and approximately 24% of our net sales in the nine-month period ended December 31, 2005.

Generally, we do not have long-term agreements with our distributors and we, or our distributors, may terminate our relationships with each other with little or no advanced notice. The loss of, or the disruption in the operations of, one or more of our distributors could reduce our future net sales in a given quarter and could result in an increase in inventory returns.

At December 31, 2006, our distributors were maintaining an average of approximately 1.9 months of inventory of our products. Over the past three fiscal years, the months of inventory maintained by our distributors have fluctuated between approximately 1.9 and 2.8 months. Thus, inventory levels at our distributors are at the low end of the range we have experienced over the last three years. As we recognize revenue based on sell through for all of our distributors, we do not believe that inventory holding patterns at our distributors will materially impact our net sales.

Sales by Geography

Sales by geography for the three and nine-month periods ended December 31, 2006 and December 31, 2005 were as follows (dollars in thousands):

	Three Months Ended December 31, (unaudited)				Nine Months Ended December 31, (unaudited)
	2006	%	2005	%	2006	%	2005	%

Americas	$70,072	27.9%	$66,143	28.2%	$217,280	27.8%	$194,085	28.5%

Europe	70,749	28.2%	60,105	25.6%	218,348	27.9%	184,293	27.1%

Asia	110,183	43.9%	108,648	46.2%	345,867	44.3%	302,343	44.4%

Total sales	$251,004	100.0%	$234,896	100.0%	$781,495	100.0%	$680,721	100.0%

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

Sales to foreign customers accounted for approximately 75% of our net sales in the three-month period ended December 31, 2006 and 74% of our net sales in the three-month period ended December 31, 2005. Sales to foreign customers accounted for 74% of our net sales in the nine-month period ended December 31, 2006 and 73% of our net sales in the nine-month period ended December 31, 2005. Substantially all of our foreign sales are U.S. dollar denominated.

Gross Profit

Our gross profit was $149.7 million in the three months ended December 31, 2006, and $140.3 million in the three months ended December 31, 2005. Our gross profit was $470.2 million in the nine months ended December 31, 2006, and $402.3 million in the nine months ended December 31, 2005. Gross profit as a percent of sales was 59.6% in the three months ended December 31, 2006, and 59.7% in the three months ended December 31, 2005. Gross profit as a percent of sales was 60.2% in the nine months ended December 31, 2006, and 59.1% in the nine months ended December 31, 2005.

The most significant factors affecting our gross profit percentage in the periods covered by this report were:

•	increased cost of sales of $1.6 million in the three months ended December 31, 2006 associated with share-based compensation expense under the SFAS 123R;
•	fluctuations in the product mix of microcontrollers, proprietary and non-proprietary analog products and Serial EEPROM products resulting in higher average selling prices for our products; and
•	continued cost reductions in wafer fabrication and assembly and test manufacturing such as new manufacturing technologies and more efficient manufacturing techniques.

Other factors that impacted gross profit percentage in the periods covered by this report include:

•	changes in capacity utilization and absorption of fixed costs;
•	gross profit on products sold through the distribution channel;
•	depreciation expense as a percentage of cost of sales; and
•	inventory write-offs and the sale of inventory that was previously written off.

During the three-month period ended December 31, 2006, we operated at approximately 99% of our Fab 2 capacity, which is approximately the same level of utilization from the same period of the previous fiscal year. Our utilization of Fab 4’s total capacity is at relatively low levels although we are utilizing all of the installed equipment base. We expect to maintain approximately the same levels of capacity utilization at Fab 2 and Fab 4 during the fourth quarter of fiscal 2007.

The process technologies utilized impact our gross margins. Fab 2 currently utilizes various manufacturing process technologies, but predominantly utilizes our 0.5 to 1.0 micron processes. At December 31, 2006, Fab 4 predominantly utilized our 0.5 micron process technology. We continue to transition products to more advanced process technologies to reduce future manufacturing costs. All of our production has been on 8-inch wafers for the periods covered by this report.

Our overall inventory levels were $121.9 million at December 31, 2006 compared to $115.0 million at March 31, 2006. We had 110 days of inventory on our balance sheet at December 31, 2006 compared to 106 days at March 31, 2006 and 111 days at December 31, 2005. In the three and nine months ended December 31, 2006, $1.7 million and $5.0 million, respectively, of share-based compensation expense was capitalized to inventory as a result of the adoption of SFAS 123R. The adoption of this accounting standard adversely impacted our gross profit in the quarter ending December 31, 2006, as the inventory including the share-based compensation was sold.

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

At December 31, 2006, approximately 73% of our assembly requirements were being performed in our Thailand facility, compared to approximately 62% as of December 31, 2005. Third-party contractors located in Asia perform the balance of our assembly operations. Substantially all of our test requirements were being performed in our Thailand facility as of December 31, 2006 and December 31, 2005. We believe that the assembly and test operations performed at our Thailand facility provide us with significant cost savings when compared to third-party contractor assembly and test costs, as well as increased control over these portions of the manufacturing process.

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

Research and Development (R&D)

R&D expenses for the three months ended December 31, 2006 were $28.0 million, or 11.2% of sales, compared to $23.4 million, or 10.0% of sales, for the three months ended December 31, 2005. R&D expenses for the nine months ended December 31, 2006 were $85.2 million, or 10.9% of sales, compared to $70.4 million, or 10.3% of sales, for the nine months ended December 31, 2005. We are committed to investing in new and enhanced products, including development systems software, and in our design and manufacturing process technologies. We believe these investments are significant factors in maintaining our competitive position. We expense all R&D costs as incurred. R&D expenses include labor, depreciation, masks, prototype wafers, and expenses for the development of process technologies, new packages, and software to support new products and design environments.

R&D expenses increased $4.7 million, or 20.0%, for the three months ended December 31, 2006 over the same period last year. R&D expenses increased $14.7 million, or 20.9%, for the nine months ended December 31, 2006 over the same period last year. The primary reasons for the increases in R&D expenses in these periods were higher labor costs as a result of expanding our internal R&D headcount, increases in bonuses and $2.4 million and $7.2 million of share-based compensation as a result of the adoption of SFAS 123R in the three and nine months ended December 31, 2006, respectively.

Selling, General and Administrative

Selling, general and administrative expenses for the three months ended December 31, 2006 were $40.2 million, or 16.0% of sales, compared to $32.3 million, or 13.8% of sales, for the three months ended December 31, 2005. Selling, general and administrative expense for the nine months ended December 31, 2006 were $122.5 million, or 15.7% of sales, compared to $95.0 million, or 14.0% of sales, for the nine months ended December 31, 2005. Selling, general and administrative expenses include salary expenses related to field sales, marketing and administrative personnel, advertising and promotional expenditures and legal expenses. Selling, general and administrative expenses also include costs related to our direct sales force and field applications engineers who work in sales offices worldwide to stimulate demand by assisting customers in the selection and use of our products.

Selling, general and administrative expenses increased $7.9 million, or 24.4%, for the three months ended December 31, 2006 over the same period last year. Selling, general and administrative expenses increased $27.5 million, or 28.9%, for the nine months ended December 31, 2006 over the same period last year. The primary reasons for the increases in selling, general and administrative expenses in these periods were higher labor costs as a result of expanding our internal resources involved in the technical aspect of selling our products, increases in bonuses and $2.8 million and $8.2 million of share-based compensation as a result of the adoption of SFAS 123R, in the three and nine-month periods ended December 31, 2006, respectively.

Selling, general and administrative expenses fluctuate over time, primarily due to revenue and operating expense levels.

Other Income (Expense)

Interest income in the three and nine-month periods ended December 31, 2006 increased from interest income in the three and nine-month periods ended December 31, 2005 as our average invested cash balances and the average interest rates on those invested cash balances were at higher levels in the periods ended December 31, 2006 compared to the same periods in the prior fiscal year.

Provision for Income Taxes

Provisions for income taxes reflect tax on foreign earnings and federal and state tax on U.S. earnings. We had an effective tax rate of 24.0% for the three and nine-month periods ending December 31, 2006 and December 31, 2005.

At December 31, 2006, our gross deferred tax asset was $69.0 million. Our gross deferred tax asset decreased by $9.6 million in the nine months ended December 31, 2006 compared to the level at March 31, 2006, due primarily to increases in income, which allowed us to utilize tax credits, and changes in various temporary differences between our book and tax reporting. At December 31, 2006, our deferred tax liability was $13.2 million. Our gross deferred tax liability decreased by $1.4 million in the nine months ended December 31, 2006 compared to the level at March 31, 2006, due primarily to changes in temporary differences in depreciation between our book and tax reporting.

Our Thailand manufacturing operations currently benefit from numerous tax holidays that have been granted to us by the Thailand government based on our investments in property, plant and equipment in Thailand. Our tax holiday periods in Thailand expire at various times in the future. One of our Thailand tax holidays expired in September 2006 and the expiration did not have a material impact on our effective tax rate. We do not expect the future expiration of any of our tax holiday periods in Thailand to have a material impact on our effective tax rate. Any expiration of tax holidays are expected to have a minimal impact on our overall tax expense due to other tax holidays and an increase in income in other taxing jurisdictions with lower statutory rates.

Liquidity and Capital Resources

We had $1,264 million in cash, cash equivalents and short-term and long-term investments at December 31, 2006, a decrease of $20.6 million from the March 31, 2006 balance. The decrease in cash, cash equivalents and short-term and long-term investments over this time period is primarily attributable to a $239.5 million pay down of short-term debt offset by cash generated from operating activities.

Net cash provided from operating activities was $357.8 million for the nine-month period ended December 31, 2006 compared to $323.1 million for the nine-month period ended December 31, 2005. The increase in cash flow from operations was primarily from increases in profitability, $19.4 million of additional share-based compensation expenses as a result of the adoption of SFAS 123R, changes in accounts receivable, accounts payable and accrued liability balances, and changes in deferred income on shipments to distributors.

During the nine months ended December 31, 2006, net cash used in investing activities increased $221.9 million, to $436.8 million, from $214.9 million for the nine months ended December 31, 2005. The increase was due primarily to changes in our net purchases, sales and maturities of short-term and long-term investments in the nine months ended December 31, 2006. Capital expenditures were $51.4 million in the nine-month period ended December 31, 2006 compared to $42.8 million in the nine-month period ended December 31, 2005.

We enter into hedging transactions from time to time in an attempt to reduce our exposure to currency rate fluctuations. The amount of the hedges outstanding at December 31, 2006 were immaterial. Although none of the countries in which we conduct significant foreign operations have had a highly inflationary economy in the last five years, there is no assurance that inflation rates or fluctuations in foreign currency rates in countries where we conduct operations will not adversely affect our operating results in the future.

Our level of capital expenditures varies from time to time as a result of actual and anticipated business conditions. Capital expenditures in the nine months ended December 31, 2006 were $51.4 million compared to $42.8 million for the nine months ended December 31, 2005. Capital expenditures are primarily for the expansion of production capacity and the addition of research and development equipment. We currently anticipate spending approximately $60 million to $65 million during the next 12 months to invest in equipment and facilities to maintain, and selectively increase, capacity to meet our currently anticipated needs.

We expect to finance capital expenditures through our existing cash balances and cash flows from operations. We believe that the capital expenditures anticipated to be incurred over the next 12 months will provide sufficient manufacturing capacity to meet our currently anticipated needs.

Net cash used in financing activities was $333.0 million for the nine months ended December 31, 2006 compared to $19.4 million for the nine months ended December 31, 2005. Proceeds from the exercise of stock options and employee purchases under our employee stock purchase plan were $42.3 million for the nine months ended December 31, 2006 and $63.5 million for the nine months ended December 31, 2005. We paid cash dividends to our shareholders of $150.5 million in the nine months ended December 31, 2006 and $ 79.6 million in the nine months ended December 31, 2005. During the nine months ended December 31, 2006, we paid down $239.5 million in short-term borrowings, resulting in a short-term borrowing balance of $29.5 million at December 31, 2006. The short-term borrowings related to transactions associated with our repatriation of foreign earnings under the American Jobs Creation Act in fiscal 2006. To complete the repatriation of $500 million, we initiated certain borrowings which were collateralized against investments held in our foreign locations. We presently expect to pay down the short-term borrowings as our investments mature and new cash is generated in the foreign locations. Excess tax benefits from share-based payment arrangements were $14.7 million in the nine months ended December 31, 2006.

On April 22, 2004, our Board of Directors authorized the repurchase of 2.5 million shares of our common stock in the open market or in privately negotiated transactions. As of December 31, 2006, we had repurchased 1,004,834 common shares under this authorization for a total of $26.6 million. As of December 31, 2006, all of the purchased shares under the authorization were used to fund stock option exercises and purchases under our employee stock purchase plan. On October 25, 2006, our Board of Directors authorized the repurchase of up to an additional 10 million shares of our common stock in the open market or in privately negotiated transactions. The timing and amount of any future repurchases will depend upon market conditions, interest rates and corporate considerations.

On October 28, 2002, we announced that our Board of Directors had approved and instituted a quarterly cash dividend on our common stock. The initial quarterly dividend of $0.02 per share was paid on December 6, 2003 in the aggregate amount of $4.0 million. We have continued to pay quarterly dividends and have increased the amount of such dividends on a regular basis. A quarterly dividend of $0.25 per share was paid on November 22, 2006 in the aggregate amount of $54.0 million. A quarterly dividend of $0.265 per share was declared on January 31, 2007 and will be paid on February 28, 2007 to shareholders of record as of February 14, 2007. We expect the February 2007 cash dividend to be approximately $57.4 million. During fiscal 2006, we paid dividends in the aggregate amount of $0.57 per share for a total dividend payment of $120.1 million. Since the inception of our dividend program, we have paid aggregate dividends of $345.1 million.

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

Off-Balance Sheet Arrangements

As of December 31, 2006, we are not involved in any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact, if any, that SFAS 157 will have on our financial statements.

In September 2006, the FASB issued SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS 158”) and is effective for our fiscal year ended March 31, 2007. This standard requires companies to recognize, on a prospective basis, the funded status of their defined benefit pension and other postretirement benefit plans as a net liability or asset on their balance sheets. We are currently evaluating the impact, if any, that SFAS 158 will have on our financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our investment portfolio, consisting of fixed income securities and money market funds that we hold on an available-for-sale basis, was $1.3 billion as of December 31, 2006. This amount includes securities with original maturities that are within 90 days when acquired and are classified as cash and cash equivalents on our balance sheet. The securities in our investment portfolio, like all fixed income instruments, are subject to interest rate and credit risk and will decline in value if market interest rates increase. We have the ability to hold our fixed income investments until maturity and, therefore, we would not expect to recognize any material adverse impact in income or cash flows if market interest rates increase. The following table provides information about our available-for-sale securities that are sensitive to changes in interest rates. We have aggregated our available-for-sale securities for presentation purposes since they are all very similar in nature (dollars in thousands):

	Financial instruments mature during the fiscal year ended March 31,
	2007	2008	2009	2010	2011	Thereafter

Available-for-sale securities	$191,661	$219,004	$203,302	$222,791	$45,491	$229,035

Weighted-average yield rate	4.96%	3.68%	3.85%	4.29%	5.76%	5.34%

We have international operations and are thus subject to foreign currency rate fluctuations. To date, our exposure related to exchange rate volatility has not been significant. Approximately 99% of our sales are denominated in U.S. dollars. At times we maintain hedges of foreign currency exposure of a net investment in a foreign operation. We had no foreign currency hedges outstanding as of December 31, 2006. If foreign currency rates fluctuate by 15% from the rates at December 31, 2006, the effect on our financial position and results of operation would not be material.

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

Changes in Internal Control over Financial Reporting

During the three months ended December 31, 2006, there was no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The semiconductor industry is intensely competitive and has been characterized by price erosion and rapid technological change. We compete with major domestic and international semiconductor companies, many of which have greater market recognition and substantially greater financial, technical, marketing, distribution and other resources with which to pursue engineering, manufacturing, marketing and distribution of their products. We may be unable to compete successfully in the future, which could harm our business.

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

Sales through distributors accounted for 65% of our net sales in fiscal 2006 and during the first nine months of fiscal 2007. Our two largest distributors together accounted for approximately 24% of our net sales in fiscal 2006, and 21% of our net sales in the first nine months of fiscal 2007. We do not have long-term agreements with our distributors and both we and our distributors may each terminate our relationship with little or no advanced notice. We believe that customers recognize Microchip for its products and brand name and use distributors as an effective supply channel.

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

Our future operating results will depend on our ability to timely develop and introduce new products that compete on the basis of price and performance and fulfill customer requirements. The success of our new product introductions depends on various factors, including, but not limited to:

•	proper new product selection
•	timely completion and introduction of new product designs
•	development of support tools and collateral literature that make complex new products easy for engineers to understand and use
•	our ability to ramp new products to volume production, and
•	market acceptance of our customers’ end products.

Because our products are complex, we have experienced delays from time to time in completing development of new products. In addition, our new products may not receive or maintain substantial market acceptance. We may be unable to timely design, develop and introduce competitive products, which could adversely impact our future operating results.

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

Our success depends upon the efforts and abilities of our senior management, engineering and other personnel. The competition for qualified engineering and management personnel is intense. We may be unsuccessful in retaining our existing key personnel or in attracting and retaining additional key personnel that we require. The loss of the services of one or more of our key personnel or the inability to add key personnel could harm our business. Our employees’ and officers’ employment is at will.

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

We are currently, and in the future may be, involved in legal proceedings or claims regarding patent infringement, intellectual property rights, contracts and other matters. As is typical in the semiconductor industry, we receive notifications from customers from time to time who believe that we owe them indemnification or other obligations related to infringement claims made against the customers by third parties. These legal proceedings and claims, whether with or without merit, could result in substantial cost to us and divert our resources. If we are not able to defend, resolve or settle a claim, obtain necessary licenses on commercially reasonable terms, reengineer our products or processes to avoid infringement, we could incur uninsured liability in any of them, need to take an appropriate charge to operations, be enjoined from selling a material portion of our product line or using certain processes, suffer a reduction or elimination in value of inventories, and as a result, our business, financial condition or results of operations could be harmed.

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

Our ability to obtain patents, licenses and other intellectual property rights covering our products and manufacturing processes is important for our success. To that end, we have acquired certain patents and patent licenses and intend to continue to seek patents on our inventions and manufacturing processes. The process of seeking patent protection can be long and expensive, and patents may not be issued from currently pending or future applications. In addition, our existing patents and any new patents that are issued may not be of sufficient scope or strength to provide meaningful protection or any commercial advantage to us. We may be subject to, or may ourselves initiate, interference proceedings in the U.S. Patent and Trademark Office which can require significant financial and management resources. In addition, the laws of certain foreign countries do not protect our intellectual property rights to the same extent as the laws of the United States. Infringement of our intellectual property rights by a third party could result in uncompensated lost market and revenue opportunities for us.

We do not typically have long-term contracts with our customers.

We do not typically enter into long-term contracts with our customers and we cannot be certain about future order levels from our customers. When we do enter into customer contracts, the contract is generally cancelable at the convenience of the customer. Even though we have over 55,000 end customers and our ten largest customers make up less than 15% of our total revenue, cancellation or modification of long-term and short-term customer contracts could have an adverse financial impact on our revenue and profits.

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

Sales to foreign customers account for a substantial portion of our net sales. During fiscal 2006 and the first nine months of fiscal 2007, approximately 74% of our net sales were made to foreign customers. We purchase a substantial portion of our raw materials and equipment from foreign suppliers. In addition, we own product assembly and testing facilities located near Bangkok, Thailand. We also use various foreign contractors for a portion of our assembly and testing and for a portion of our wafer fabrication requirements. Substantially all of our finished goods inventory is maintained in Thailand. Although we did not suffer any material disruption in our business as a result of the recent military coup in Thailand, there can be no assurance that similar events in the future in Thailand or other countries will not adversely impact our operations.

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

We have insurance contracts with independent insurance companies related to many different types of risk. However, we self-insure for some risks and obligations. In these circumstances, we have determined that it is more cost effective to self-insure these risks than to pay the increased premium costs in place since the disruption in the insurance market after the events of September 11, 2001. The risks and exposures that we self-insure include product defects, political risks and patent infringement. Should there be a loss or adverse judgment or other decision in an area for which we are self-insured, then our financial condition, result of operations and liquidity may be adversely affected.

We are subject to stringent environmental regulations, which may force us to incur significant expenses.

We must comply with many different federal, state, local and foreign governmental regulations related to the use, storage, discharge and disposal of toxic, volatile or otherwise hazardous chemicals used in our manufacturing process. Although we believe that our activities conform to presently applicable environmental regulations, our failure to comply with present or future regulations could result in the imposition of fines, suspension of production or a cessation of operations. Any such environmental regulations could require us to acquire costly equipment or to incur other significant expenses to comply with such regulations. Our failure to control the use of or adequately restrict the discharge of hazardous substances could subject us to future liabilities.

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

In addition, recent NASDAQ regulations requiring shareholder approval for all stock option plans as well as recent NYSE regulations prohibiting NYSE member organizations from giving a proxy to vote on equity-compensation plans unless the beneficial owner of the shares has given voting instructions could make it more difficult for us to grant equity-based awards to employees in the future. To the extent that these or other new regulations make it more difficult or expensive to grant equity incentives to employees, we may incur compensation costs, productivity losses, change our equity compensation strategy or find it difficult to attract, retain and motivate employees, each of which could materially and adversely affect our business.

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

While acquisitions do not represent a major part of our growth strategy, from time to time we may consider financially attractive and strategic acquisitions. Any transactions that we complete may involve a number of risks, including the diversion of our management’s attention from our existing business to integrate the operations and personnel of the acquired business or possible adverse effects on our operating results during the integration process. In addition, we may not be able to successfully or profitably integrate, operate, maintain and manage any newly acquired operations or employees or maintain uniform standards, controls, procedures and policies, and this may lead to operational inefficiencies.

Item 6. Exhibits

3.1	Amended and Restated Bylaws amended through January 29, 2007 (incorporated by reference to an exhibit filed with our Form 8-K filed January 31, 2007)

4.1	First Amendment to Rights Agreement dated January 29, 2007

10.1	Change of Control Severance Agreement (incorporated by reference to an exhibit filed with our Form 8-K filed October 27, 2006)

10.2	Change of Control Severance Agreement (incorporated by reference to an exhibit filed with our Form 8-K filed October 27, 2006)

10.3	2004 Equity Incentive Plan as amended and restated (incorporated by reference to an exhibit filed with our Form 8-K filed August 24, 2006)

10.4	Executive Management Incentive Compensation Plan (incorporated by reference to an exhibit filed with our Form 8-K filed August 24, 2006)

10.5	Discretionary Executive Management Incentive Compensation Plan (incorporated by reference to an exhibit filed with our Form 8-K filed August 24, 2006)

10.6	Management Incentive Compensation Plan (incorporated by reference to an exhibit filed with our Form 8-K filed August 24, 2006)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MICROCHIP TECHNOLOGY INCORPORATED

Date: February 6, 2007	By: /s/ Gordon W. Parnell
Gordon W. Parnell
Vice President and Chief Financial Officer
(Duly Authorized Officer, and
Principal Financial and Accounting Officer)