Form 10-K
period 2007-03-31
MICROCHIP TECHNOLOGY INC
filed 2007-05-25
CIK 827054

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K
(Mark One)

☒           Annual report pursuant to section 13 or 15(d) of the securities exchange act of 1934
For the fiscal year ended March 31, 2007

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
Title of Each Class
Common Stock, $0.001 Par Value Per Share
Preferred Share Purchase Rights
Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.☒Yes☐No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.☐Yes☒No

Indicate by checkmark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:☒Yes☐No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of Form 10-K or any amendment to this Form 10-K☐

Indicate by check mark whether the registrant is large accelerated filer, an accelerated filed, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one):
Large accelerated filer                                           ☒           Accelerated filer                                           ☐           Non-accelerated filer                                           ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).☐Yes☒No

Aggregate market value of the voting and non-voting common equity held by non-affiliates as of September 30, 2006 based upon the closing price of the common stock as reported by The NASDAQ® National Market on such date was approximately $6,853,133,147.

Number of shares of Common Stock, $.001 par value, outstanding as of May 21, 2007:  218,352,543

Documents Incorporated by Reference
Document                                                                                                                         Part of Form 10-K
Proxy Statement for the 2007 Annual Meeting of Stockholders                                                                                                                                                     III

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES

FORM 10-K

PART I

This Form 10-K contains certain forward-looking statements that involve risks and uncertainties, including statements regarding our strategy and future financial performance and those statements identified under "Item 7 - Note Regarding Forward-looking Statements.”  Our actual results could differ materially from the results described in these forward-looking statements as a result of certain factors including those set forth under “Item 1A – Risk Factors,” beginning below at page 10, and elsewhere in this Form 10-K.  Although we believe that the matters reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  You should not place undue reliance on these forward-looking statements.  We disclaim any obligation to update information contained in any forward-looking statement.

Item 1.                 BUSINESS

We develop and manufacture specialized semiconductor products used by our customers for a wide variety of embedded control applications.  Our product portfolio comprises 8- and 16-bit PIC® microcontrollers and 16-bit dsPIC® digital signal controllers, which feature on-board Flash (reprogrammable) memory technology.  In addition, we offer a broad spectrum of high-performance linear, mixed-signal, power management, thermal management, battery management and interface devices.  We also make serial EEPROMs.  Our synergistic product portfolio targets thousands of applications and a growing demand for high-performance designs in the automotive, communications, computing, consumer and industrial control markets.  Our quality systems are ISO/TS16949 (2002 version) certified.

Microchip Technology Incorporated was incorporated in Delaware in 1989.  In this Form 10-K, “we,” “us,” and “our” each refers to Microchip Technology Incorporated and its subsidiaries.  Our executive offices are located at 2355 West Chandler Boulevard, Chandler, Arizona 85224-6199 and our telephone number is (480) 792-7200.

Our Internet address is www.microchip.com.  We post the following filings on our website as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission:

•	our annual report on Form 10-K
•	our quarterly reports on Form 10-Q
•	our current reports on Form 8-K
•	our proxy statement
•	any amendments to the above-listed reports filed or furnished pursuant to Sections 13(a) or 15(d) of the Securities Exchange Act of 1934

All SEC filings on our website are available free of charge.  The information on our website is not incorporated into this Form 10-K.

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

Embedded control systems have been incorporated into thousands of products and subassemblies in a wide variety of applications and markets worldwide, including:

•	automotive comfort, safety and entertainment applications
•	remote control devices
•	handheld tools
•	home appliances
•	portable computers
•	robotics
•	accessories
•	cordless and cellular telephone
•	motor controls
•	security systems
•	educational and entertainment devices
•	consumer electronics
•	power supplies

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

Many of the microcontrollers shipped today are ROM-based and must be programmed by the semiconductor supplier during manufacturing, resulting in long lead times, based on market conditions, for delivery of such microcontrollers.  In addition to delayed product introduction, these long lead times can result in potential inventory obsolescence and temporary factory shutdowns when changes in the firmware are required. To address these issues, some suppliers offer programmable microcontrollers that can be configured by the customer in the customer’s manufacturing line, thus significantly reducing lead time and inventory risks when the inevitable firmware changes occur.  While these microcontrollers were initially expensive relative to ROM-based microcontrollers, manufacturing technology has evolved over time to the point where reprogrammable microcontrollers are now available for little to no premium over ROM-based microcontrollers, thus providing significant value to microcontroller customers.  As a result, reprogrammable microcontrollers are the fastest growing segment of the microcontroller market.

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

Microcontrollers

We offer a broad family of microcontroller products featuring our unique, proprietary architecture marketed under the PIC® brand name.  We believe that our PIC product family is a price/performance leader in the worldwide microcontroller market.  We have shipped over 5 billion PIC microcontrollers to customers worldwide since their introduction in 1990.  Our PIC products are designed for applications requiring field-programmability, high performance, low power and cost effectiveness.  They feature a variety of memory technology configurations, low voltage and power, small footprint and ease of use.  Our performance results from a product architecture which features dual data and instruction pathways, referred to as a Harvard dual-bus architecture; a Reduced Instruction Set Computer, referred to as RISC; and variable length instructions; all of which provide significant speed advantages over alternative single-bus, Complex Instruction Set Computer architectures, referred to as CISC.  With over 400 microcontrollers in our product portfolio, we target the 8-bit and 16-bit microcontroller markets.  Additionally, our scalable product architecture allows us to successfully target both the entry-level of the 32-bit microcontroller market, as well as the 4-bit microcontroller marketplace, significantly enlarging our addressable market.

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

We believe that familiarity with and adoption of both our and third-party development tools by an increasing number of product designers will be an important factor in the future selection of our embedded control products.  These development tools allow design engineers to develop thousands of application-specific products from our standard microcontrollers.  To date, we have shipped more than 500,000 development tools.

Analog and Interface Products

Our analog and interface products now consist of several families with over 500 power management, linear, mixed-signal, thermal management and interface products.  At the end of fiscal 2007, our mixed-signal analog and interface products were being shipped to more than 12,100 end customers.

We continue marketing and selling our analog and interface products into our existing microcontroller customer base, which we refer to as our analog “attach” strategy, as well as to new customers.  In addition to our “attach” strategy, we market and sell other products that may not fit our traditional PIC microcontroller and memory products customer base.  We market these, and all of our products, based on an application segment approach targeted to provide customers with application solutions.

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

Manufacturing

Our manufacturing operations include wafer fabrication and assembly and test.  The ownership of our manufacturing resources is an important component of our business strategy, enabling us to maintain a high level of manufacturing control resulting in us being one of the lowest cost producers in the embedded control industry.  By owning our wafer fabrication facilities and much of our assembly and test operations, and by employing statistical techniques (statistical process control, designed experiments and wafer level monitoring), we have been able to achieve and maintain high production yields.  Direct control over manufacturing resources allows us to shorten our design and production cycles.  This control also allows us to capture the wafer manufacturing and a portion of the assembly and testing profit margin.

Our manufacturing facilities are located in:

•	Tempe, Arizona (Fab 2)
•	Chandler, Arizona (probe operations)
•	Puyallup, Washington (Fab 3) (non-operational)
•	Gresham, Oregon (Fab 4)
•	Bangkok, Thailand (assembly, probe and test)

Wafer Fabrication

Fab 2 currently produces 8-inch wafers and supports manufacturing processes from 0.35 to 5.0 microns.  During fiscal 2007, Fab 2 operated at approximately 99% of its capacity compared to approximately 98% during fiscal 2006.  Operating at higher percentages of capacity has a positive impact on our operating results due to the relatively high fixed costs inherent in wafer fabrication manufacturing.

Fab 3 is currently non-operational and being held-for-future-use.  See “Item 6 – Selected Financial Data – Fiscal 2003 – Fab 3 Impairment Charge,” below at page 20, for a discussion of the status of Fab 3.

We acquired Fab 4 in August 2002 and began production on October 31, 2003.  Fab 4 currently produces 8-inch wafers using predominantly 0.5 micron manufacturing processes and is capable of supporting technologies below 0.18 microns.  A significant amount of clean room capacity and equipment acquired with Fab 4 can be brought on line in the future to support incremental wafer fabrication capacity needs.  We believe the combined capacity of Fab 2, Fab 4 and Fab 3 will provide sufficient capacity to allow us to respond to increases in future demand.

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

Assembly and Test

We perform product assembly and testing at our facilities located near Bangkok, Thailand.  At March 31, 2007, approximately 72% of our assembly requirements were being performed in our Thailand facility.  As of March 31, 2007, our Thailand facility was testing substantially all of our wafer production.  We use third-party assembly and test contractors in several Asian countries for the balance of our assembly and test requirements.

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

Due to the high fixed costs inherent in semiconductor manufacturing, consistently high manufacturing yields have significant positive effects on our gross profit and overall operating results.  Our continuous focus on manufacturing productivity has allowed us to maintain excellent manufacturing yields at our facilities.  Our manufacturing yields are primarily driven by a comprehensive implementation of statistical process control, extensive employee training and our effective use of our manufacturing facilities and equipment.  Maintenance of manufacturing productivity and yields are important factors in the achievement of our operating results.  The manufacture of integrated circuits, particularly non-volatile, erasable CMOS memory and logic devices, such as those that we produce, are complex processes.  These processes are sensitive to a wide variety of factors, including the level of contaminants in the manufacturing environment, impurities in the materials used and the performance of our manufacturing personnel and equipment.  As is typical in the semiconductor industry, we have from time to time experienced lower than anticipated manufacturing yields.  Our operating results will suffer if we are unable to maintain yields at approximately the current levels.

At the end of fiscal 2007, we owned long-lived assets (consisting of property, plant and equipment, intangibles and goodwill) in the United States amounting to $525.0 million and $121.1 million in other countries, including $114.6 million in Thailand.  At the end of fiscal 2006, we owned long-lived assets in the United States amounting to $576.9 million and $124.5 million in other countries, including $118.0 million in Thailand.

Research and Development (R&D)

We are committed to continuing our investment in new and enhanced products, including development systems, and in our design and manufacturing process technologies.  We believe these investments are significant factors in maintaining our competitive position.  Our current R&D activities focus on the design of new microcontrollers, digital signal controllers, Serial EEPROM memory, analog and interface products, new development systems, software and application-specific software libraries.  We are also developing new design and process technologies to enable new products and innovative features as well as achieve further cost reductions and performance improvements in existing products.

In fiscal 2007, our R&D expenses were $113.7 million, compared to $94.9 million in fiscal 2006 and $93.0 million in fiscal 2005.  R&D expenses in fiscal 2007 included $9.6 million of share-based compensation as a result of the adoption of FASB Statement of Financial Accounting Standard (“SFAS”) No. 123R (revised 2004) Share-Based Payment (“SFAS NO. 123R”).

Sales and Distribution

General

We market our products worldwide primarily through a network of direct sales personnel and distributors.

Our direct sales force focuses on a wide variety of strategic accounts in three geographical markets: the Americas, Europe and Asia.  We currently maintain sales and technical support centers in major metropolitan areas in all three geographic markets.  We believe that a strong technical service presence is essential to the continued development of the embedded control market.  Many of our field sales engineers (FSEs), field application engineers (FAEs), and sales management have technical degrees or backgrounds and have been previously employed in high technology environments.  We believe that the technical knowledge of our sales force is a key competitive advantage in the sale of our products.  The primary mission of our FAE team is to provide technical assistance to customers and to conduct periodic training sessions for the balance of our sales team.  FAEs also frequently conduct technical seminars and workshops in major cities around the world.

Distribution

Our distributors focus primarily on servicing the product requirements of a broad base of diverse customers.  We believe that distributors can provide an effective means of reaching this broad and diverse customer base.  We believe that customers recognize Microchip for its products and brand name and use distributors as an effective supply channel.

In fiscal 2007, 2006 and 2005, we derived 65% of our net sales from sales through distributors and 35% of our net sales from customers serviced directly by Microchip.  Our largest distributor accounted for approximately 11% of our net sales in fiscal 2007 and 13% of our net sales in fiscal 2006 and 2005.  Our second largest distributor accounted for approximately 10% of our net sales in fiscal 2007, 11% of our net sales in fiscal 2006 and 12% of our net sales in fiscal 2005.  No other distributor or end customer accounted for more than 10% of our net sales in fiscal 2007, 2006 or 2005.

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

Sales by Geography

Sales by geography for fiscal 2007, 2006 and 2005 were as follows (dollars in thousands):

	Year Ended March 31,
	2007		2006		2005
Americas	$287,371	27.6%	$266,353	28.7%	$248,881	29.4%
Europe	302,708	29.1	255,367	27.5	232,493	27.4
Asia	449,592	43.3	406,173	43.8	365,562	43.2

Total Sales	$1,039,671	100.0%	$927,893	100.0%	$846,936	100.0%

Sales to foreign customers accounted for approximately 74% of our net sales in fiscal 2007, 74% of our net sales in fiscal 2006 and 73% of our net sales in fiscal 2005.  Our sales to foreign customers have been predominately in Asia and Europe, which we attribute to the manufacturing strength in those areas for automotive, communications, computing, consumer and industrial control products.  Americas sales include sales to customers in the United States, Canada, Central America and South America.

Sales to customers in China, including Hong Kong, accounted for approximately 18% of our net sales in fiscal 2007 and 17% of our net sales in fiscal 2006 and 2005.  In fiscal 2007, 2006 and 2005, sales to customers in Taiwan accounted for approximately 10% of our net sales.  We did not have sales into any other foreign countries that exceeded 10% of our net sales during fiscal 2007, 2006 or 2005.

Our international sales are predominately U.S. dollar denominated.  Although foreign sales are subject to certain government export restrictions, we have not experienced any material difficulties to date as a result of export restrictions.

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

Backlog

As of April 30, 2007 our backlog was approximately $185.4 million, compared to $231.2 million as of April 30, 2006.  Our backlog includes all purchase orders scheduled for delivery within the subsequent 12 months.

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

We currently compete principally on the basis of the technical innovation and performance of our embedded control products, including the following product characteristics:

•	speed
•	functionality
•	density
•	power consumption
•	reliability
•	packaging alternatives

  We believe that other important competitive factors in the embedded control market include:

•	ease of use
•	functionality of application development systems
•	dependable delivery and quality
•	technical service and support
•	price
•	availability

We believe that we compete favorably with other companies on all of these factors, but we may be unable to compete successfully in the future, which could harm our business.

Patents, Licenses and Trademarks

We maintain a portfolio of United States and foreign patents, expiring on various dates between 2007 and 2024.  We also have numerous additional United States and foreign patent applications pending.  We do not expect that the expiration of any particular patent will have a material impact on our business.  While we intend to continue to seek patents on our inventions and manufacturing processes, we believe that our continued success depends primarily on the technological skills and innovative capabilities of our personnel and our ability to rapidly commercialize product developments, rather than on our patents.  Our existing patents and any new patents that are issued may not be of sufficient scope or strength to provide meaningful protection or any commercial advantage to us.  In addition, the laws of certain foreign countries do not protect our intellectual property rights to the same extent as the laws of the United States.

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

Employees

As of March 31, 2007, we had 4,582 employees.  None of our employees are represented by a labor organization.  We have never had a work stoppage and believe that our employee relations are good.

Executive Officers

The following sets forth certain information regarding our executive officers as of April 30, 2007:

Name	Age	Position
Steve Sanghi	51	Chairman of the Board, President and Chief Executive Officer
Ganesh Moorthy	47	Executive Vice President
Stephen V. Drehobl	45	Vice President, Security, Microcontroller and Technology Division
David S. Lambert	55	Vice President, Fab Operations
Mitchell R. Little	54	Vice President, Worldwide Sales and Applications
Gordon W. Parnell	57	Vice President, Chief Financial Officer
Richard J. Simoncic	43	Vice President, Analog and Interface Products Division

Mr. Sanghi has been President since August 1990, CEO since October 1991, and Chairman of the Board since October 1993.  He has served as a director since August 1990.  Mr. Sanghi holds an M.S. degree in Electrical and Computer Engineering from the University of Massachusetts and a B.S. degree in Electronics and Communication from Punjab University, India.  Since May, 2004, he has been a member of the Board of Directors of Xyratex Ltd., a storage and network technology company.  Since May 2007, he has been a member of the Board of Directors of FIRST (For Inspiration and Recognition of Science and Technology).

Mr. Moorthy has served as Executive Vice President since October 2006 and Vice President, Advanced Microcontroller and Memory Division, since December 2003.  From November 2001 to December 2003, he served as Vice President, Advanced Microcontroller and Automotive Division.  Prior to this time, he served in various executive capacities with other semiconductor companies.  Mr. Moorthy holds an M.B.A. in Marketing from National University, a B.S. degree in Electrical Engineering from the University of Washington and a B.S. degree in Physics from the University of Bombay.

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

Mr. Simoncic has served as Vice President, Analog and Interface Products Division since September 1999.  From October 1995 to September 1999 he served as Vice President in various roles.  Joining Microchip in 1990, Mr. Simoncic held various roles in Design, Device/Yield Engineering and Quality Systems.  Mr. Simoncic holds a B.S. degree in Electrical Engineering Technology from DeVry Institute of Technology.

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

We are dependent on orders that are received and shipped in the same quarter and are therefore limited in our visibility of future product shipments.

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

We have experienced, and expect to continue to experience, modest pricing declines in certain of our more mature proprietary product lines, due primarily to competitive conditions.  We have been able to moderate average selling price declines in many of our proprietary product lines by continuing to introduce new products with more features and higher prices.  We have experienced in the past and expect to continue to experience in the future varying degrees of competitive pricing pressures in our Serial EEPROM and non-proprietary analog products.

We may be unable to maintain average selling prices for our products as a result of increased pricing pressure in the future, which could adversely impact our operating results.

Our business is dependent on selling through distributors.

Sales through distributors accounted for 65% of our net sales in fiscal 2007, 2006 and 2005.  Our two largest distributors together accounted for approximately 21% of our net sales in fiscal 2007, approximately 24% of our net sales in fiscal 2006 and approximately 25% of our net sales in fiscal 2005.  We do not have long-term agreements with our distributors and both we and our distributors may each terminate our relationship with little or no advanced notice.  We believe that customers recognize Microchip for its products and brand name and use distributors as an effective supply channel.

During fiscal 2006, we reduced the gross margin that certain of our distributors earn when they sell our products.  We reduced these distributors’ gross margins because we believed these distributors did not have sufficient technical sales resources to properly address the marketplace for our products.  Since fiscal 2006, we have added a significant number of technical sales employees throughout our worldwide sales organization to address the support requirements for both our OEM and distribution customers.  Although these actions have not had a material adverse impact on the overall effectiveness of our distribution channel, there can be no assurance that there will not be an adverse impact in the future.

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

Our success depends upon the efforts and abilities of our senior management, engineering and other personnel.  The competition for qualified engineering and management personnel is intense.  We may be unsuccessful in retaining our existing key personnel or in attracting and retaining additional key personnel that we require.  The loss of the services of one or more of our key personnel or the inability to add key personnel could harm our business.  We have no employment agreements with any member of our senior management team.  As a result of the anticipated impact that the adoption of SFAS No. 123R in our first quarter of 2007 would have on our results of operations, we changed our equity compensation program during fiscal 2006.  We now grant fewer equity based shares per employee and the type of equity instrument is generally restricted stock units rather than stock options.  This change in our equity compensation program may make it more difficult for us to attract or retain qualified management and engineering personnel, which could have an adverse effect on our business.

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

The semiconductor industry is characterized by seasonality and wide fluctuations of supply and demand.  Since a significant portion of our revenue is from consumer markets and international sales, our business may be subject to seasonally lower revenues in particular quarters of our fiscal year.  However, broad strength in our overall business in recent periods and semiconductor industry conditions have had a more significant impact on our results than seasonality, and has made it difficult to assess the impact of seasonal factors on our business.  The industry has also experienced significant economic downturns, characterized by diminished product demand and production over-capacity.  We have sought to reduce our exposure to this industry cyclicality by selling proprietary products that cannot be easily or quickly replaced, to a geographically diverse base of customers across a broad range of market segments.  However, we have experienced substantial period-to-period fluctuations in operating results and expect, in the future, to experience period-to-period fluctuations in operating results due to general industry or economic conditions.

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

It is also possible that from time to time we may be subject to warranty or product liability claims that could lead to significant expenses related to the defense of such claims, diversion of resources, increased costs associated with the replacement of affected products, lost revenue or delay in recognition of revenue due to cancellation of orders and unpaid receivables, customer imposed fines or penalties for failure to meet contractual requirements, and a requirement to pay damages claims.  Because the systems into which our products are integrated have a higher cost of goods than the products we sell, these expenses and damages may be significantly higher than the sales and profits we received from the products involved.  While we specifically exclude consequential damages in our standard terms and conditions, our ability to avoid such liabilities may be limited by applicable law.  We do have product liability insurance, but there is no certainty that insurance will cover all claims or be of a sufficient amount to fully protect against such claims.  Costs or payments we may make in connection with warranty or product liability claims may adversely affect the results of our operations.

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

We do not typically enter into long-term contracts with our customers and we cannot be certain about future order levels from our customers.  When we do enter into customer contracts, the contract is generally cancelable at the convenience of the customer.  Even though we have over 56,000 end customers and our ten largest customers make up approximately 10% of our total revenue, cancellation of long-term and short-term customer contracts could have an adverse financial impact on our revenue and profits.

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

Sales to foreign customers account for a substantial portion of our net sales.  During fiscal 2007 and 2006, approximately 74% of our net sales were made to foreign customers.  We purchase a substantial portion of our raw materials and equipment from foreign suppliers.  In addition, we own product assembly and testing facilities located near Bangkok, Thailand.  We also use various foreign contractors for a portion of our assembly and testing and for a portion of our wafer fabrication requirements.  Substantially all of our finished goods inventory is maintained in Thailand.

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

We have insurance contracts with independent insurance companies related to many different types of risk; however, we self-insure for some risks and obligations.  In these circumstances, we have determined that it is more cost effective to self-insure certain risks than to pay the increased premium costs in place since the disruption in the insurance market after the events of September 11, 2001.  The risks and exposures that we self-insure include, but are not limited to, certain property product defects, political risks, and patent infringement.  Should there be a loss or adverse judgment or other decision in an area for which we are self-insured, then our financial condition, result of operations and liquidity may be adversely affected.

We are subject to stringent environmental regulations, which may force us to incur significant expenses.

We must comply with many different federal, state, local and foreign governmental regulations related to the use, storage, discharge and disposal of toxic, volatile or otherwise hazardous chemicals used in our products and manufacturing process.  Although we believe that our activities conform to presently applicable environmental regulations, our failure to comply with present or future regulations could result in the imposition of fines, suspension of production or a cessation of operations.  Any such environmental regulations could require us to acquire costly equipment or to incur other significant expenses to comply with such regulations.  Any failure by us to control the use of or adequately restrict the discharge of hazardous substances could subject us to future liabilities.  Environmental problems may occur that could subject us to future costs or liabilities.

Over the past few years, there has been an expansion in environmental laws focusing on reducing or eliminating hazardous substances in electronic products.  For example, the EU RoHS Directive provided that beginning July 1, 2006, electronic products sold into Europe were required to meet stringent chemical restrictions, including the absence of lead.    China is adopting similar requirements.  The first phase of the China legislation requires labeling and chemical content disclosure for all electronic products sold into or within China after February 28, 2007.   While at this time our semiconductor products do not directly fall under the China legislation, we have complied with it in order to support our customers' compliance efforts.  As the law is further implemented, we may need to take additional compliance activities. These laws impact our products and may make it more expensive to manufacture and sell our products.  It may be difficult to timely comply with these laws and we may not have sufficient quantities of compliant materials to meet customers’ needs, thereby adversely impacting our sales and profitability.

Regulatory authorities in jurisdictions into which we ship our products could levy fines or restrict our ability to export products.

A significant portion of our sales are made outside of the United States through exporting and re-exporting of products.  In addition to local jurisdictions’ export regulations, our U.S. manufactured products or products based on U.S. technology are subject to Export Administration Regulations (“EAR”) when exported and re-exported to and from all international jurisdictions.  Licenses or proper license exceptions may be required for the shipment of our products to certain countries.  Non-compliance with the EAR or other export regulations can result in penalties including denial of export privileges, fines, criminal penalties, and seizure of products.  Such penalties could have a material adverse effect on our business including our ability to meet our net sales and earnings targets.

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

We are subject to continued examination of our income tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. There can be no assurance that the outcomes from these continuing examinations will not have an adverse effect on our future operating results.

In the event we make acquisitions, we may not be able to successfully integrate such acquisitions or attain the anticipated benefits.

While acquisitions do not represent a major part of our growth strategy, from time to time we may consider financially attractive and strategic acquisitions if such opportunities arise. Any transactions that we complete may involve a number of risks, including:  the diversion of our management’s attention from our existing business to integrate the operations and personnel of the acquired business, or possible adverse effects on our operating results during the integration process.  In addition, we may not be able to successfully or profitably integrate, operate, maintain and manage any newly acquired operations or employees. We may not be able to maintain uniform standards, controls, procedures and policies, and this may lead to operational inefficiencies.

Item 1B.                      UNRESOLVED STAFF COMMENTS

None.

Item 2.                 PROPERTIES

At March 31, 2007, we owned the facilities described below:

Location	Approximate Total Sq. Ft.	Uses
Chandler, Arizona	415,000	Executive and Administrative Offices; Wafer Probe; R&D Center; Sales and Marketing; and Computer and Service Functions
Tempe, Arizona	379,000	Wafer Fabrication (Fab 2); R&D Center; Administrative Offices; and Warehousing
Puyallup, Washington (1)	700,000	Wafer Fabrication (Fab 3); R&D Center; Administrative Offices; and Warehousing (non-operational; held-for-future-use)
Gresham, Oregon	826,500	Wafer Fabrication (Fab 4), R&D Center, Administrative Offices, and Warehousing
Chacherngsao, Thailand (2)	290,000	Test and Assembly; Wafer Probe; Sample Center; Warehousing; and Administrative Offices

  (1)     Currently non-operational and being held-for-future-use.  Fab 3 consists of manufacturing buildings and land, with no equipment.
  (2)      Located in the Alphatechnopolis Industrial Park near Bangkok on land to which we expect to acquire title in accordance with our agreement with the  landowner.  Progress towards obtaining full title of the land has been delayed due to a bankruptcy relating to the seller of the land.  We are currently working with the creditors in an attempt to reach resolution on this matter.  At this time it is not possible to estimate when, or if, full title transfer will be completed.  We have provided reserves that we estimate will be adequate to obtain full title.  Such reserves are set at the estimated fair value of the land.

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

Our common stock is traded on the NASDAQ Global Market under the symbol “MCHP.”  Our common stock has been quoted on such market since our initial public offering on March 19, 1993.  The following table sets forth the quarterly high and low closing prices of our common stock as reported by NASDAQ for our last two fiscal years.

Fiscal 2007	High	Low	Fiscal 2006	High	Low
First Quarter	$38.15	$31.79	First Quarter	$30.68	$24.60
Second Quarter	34.88	31.11	Second Quarter	32.61	28.52
Third Quarter	34.83	31.40	Third Quarter	34.64	27.30
Fourth Quarter	37.49	33.21	Fourth Quarter	37.74	32.13

On May 11, 2007, there were approximately 424 holders of record of our common stock.  This figure does not reflect beneficial ownership of shares held in nominee names.

We have been declaring and paying quarterly cash dividends since the third quarter of fiscal 2003.  Our total cash dividends paid were $207.9 million, $120.1 million and $43.0 million in fiscal 2007, 2006 and 2005, respectively.  The following table sets forth our quarterly cash dividends per common share and the total amount of the dividend payment for each quarter in fiscal 2007 and 2006 (amounts in thousands, except per share amounts).

Fiscal 2007	Dividends per Common Share	Amount of Dividend Payment	Fiscal 2006	Dividends per Common Share	Amount of Dividend Payment
First Quarter	$0.215	$46,064	First Quarter	$0.095	$19,795
Second Quarter	0.235	50,509	Second Quarter	0.125	26,172
Third Quarter	0.250	53,953	Third Quarter	0.160	33,645
Fourth Quarter	0.265	57,374	Fourth Quarter	0.190	40,492

  On April 26, 2007, we declared a quarterly cash dividend of $0.28 per share, which will be paid on May 24, 2007 to stockholders of record on May 10, 2007 and the total amount of such dividend is expected to be $60.9 million.  Our Board is free to change its dividend practices at any time and to decrease or increase the dividend paid, or not to pay a dividend, on our common stock on the basis of our results of operations, financial condition, cash requirements and future prospects, and other factors deemed relevant by our Board.  Our current intent is to provide for ongoing quarterly cash dividends depending upon market conditions and our results of operations.

On October 25, 2006, our Board of Directors authorized the repurchase of up to 10,000,000 shares of our common stock in the open market or privately negotiated transactions.  As of March 31, 2007, all shares related to this authorization remained available for purchase under this program.  On April 22, 2004, our Board of Directors authorized the repurchase of up to 2,500,000 shares of our common stock in the open market or privately negotiated transactions.  As of March 31, 2007, 1,495,166 shares related to this authorization remained available for purchase under this program. We did not repurchase any shares of our common stock in fiscal 2007.

Please refer to “Item 12, Security Ownership Of Certain Beneficial Owners And Management And Related Stockholder Matters,” at page 38 below, for the information required by Item 201(d) of Regulation S-K with respect to securities authorized for issuance under our equity compensation plans at March 31, 2007.

Item 6.	SELECTED FINANCIAL DATA

You should read the following selected consolidated financial data for the five-year period ended March 31, 2007 in conjunction with our Consolidated Financial Statements and Notes thereto and, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Items 7 and 8 of this Form 10-K.  Our consolidated statements of income data for each of the years in the three-year period ended March 31, 2007, and the balance sheet data as of March 31, 2007 and 2006, are derived from our audited consolidated financial statements, included in Item 8 of this Form 10-K. The statements of operations data for the years ended March 31, 2004 and 2003 and balance sheet data as of March 31, 2005, 2004 and 2003 have been derived from our consolidated audited financial statements not included herein (for information below all amounts are in thousands, except per share data).

Statement of Income Data:

	March 31,
	2007	2006	2005	2004	2003
Net sales	$1,039,671	$927,893	$846,936	$699,260	$651,462
Cost of sales	414,915	377,016	362,961	349,301	299,227
Research and development	113,698	94,926	93,040	85,389	87,963
Selling, general and administrative	163,247	129,587	111,188	92,411	89,355
Special charges (1)	---	---	21,100	865	50,800
Operating income	347,811	326,364	258,647	171,294	124,117
Interest income (expense), net	52,967	30,786	16,864	4,639	3,344
Other income (expense), net	312	2,035	1,757	1,963	871
Income before income taxes	401,090	359,185	277,268	177,896	128,332
Income tax provision	44,061	116,816	63,483	40,634	28,657
Income before cumulative effect ofchange in accounting principle	357,029	242,369	213,785	137,262	99,675
Cumulative effect of change inaccounting principle (2)	---	---	---	---	11,443
Net income	$357,029	$242,369	$213,785	$137,262	$88,232
Basic net income per common share	$1.66	$1.15	$1.03	$0.67	$0.44
Diluted net income per common share	$1.62	$1.13	$1.01	$0.65	$0.42
Dividends declared per common share	$0.965	$0.570	$0.208	$0.113	$0.040
Basic common shares outstanding	215,498	210,104	206,740	206,032	202,483
Diluted common shares outstanding	220,848	215,024	211,962	212,172	210,646

Balance Sheet Data:

	March 31,
	2007	2006	2005	2004	2003
Working capital	$828,817	$509,860	$768,683	$613,894	$393,979
Total assets	2,269,541	2,350,596	1,817,554	1,622,143	1,428,275
Long-term obligations, less current portion	---	---	---	---	---
Stockholders’ equity	2,004,368	1,726,189	1,485,734	1,320,517	1,178,949

(1)
There were no special charges during the fiscal years ended March 31, 2007 and 2006.  Detailed discussions of the special charges for the fiscal year ended March 31, 2005 are contained in Note 2 to our Consolidated Financial Statements.  Detailed explanations of the special charges for the fiscal year ended March 31, 2004 and 2003 are provided below.  The following table presents a summary of special charges for the five-year period ended March 31, 2007:

	Year ended March 31,
	2007		2006		2005	2004		2003
Intellectual property settlement	$	---	$	---	$21,100	$	---	$	---
Contract cancellation, severance and other costs related to Fab 1 closure		---		---	---		865		---
Fab 3 impairment charge		---		---	---		---		41,500
In-process research and development charge		---		---	---		---		9,300

Totals	$	---	$	---	$21,100		$865		$50,800

(2)	We changed our revenue recognition policy as it relates to Asia regional distributors during fiscal 2003.

Fiscal 2004

Closure of Fab 1

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

  The facility where Fab 1 was located is an integral part of our overall campus in Chandler, Arizona.  Within this same facility resides our wafer probe, mask making and other manufacturing related activities.  Consequently it is not possible to abandon or otherwise dispose of this facility.  We have accelerated depreciation that was taken only related to assets used in the wafer fabrication operations at the facility.  We have no specific plans for utilizing the space formerly housing the wafer fabrication operations, and intend to leave it in an idle state.  The property, plant and equipment that was subject to the accelerated depreciation is reflected in the gross and accumulated depreciation carrying values in the property, plant and equipment section of the our balance sheet and related footnote disclosures.

We incurred $865,000 of special charges recorded principally for contract cancellation, severance and other costs related to the closure of Fab 1 and other actions.

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

In August 2002, we acquired a semiconductor manufacturing facility in Gresham, Oregon, referred to as Fab 4.  After the acquisition of Fab 4 was completed, we undertook an analysis of the potential production capacity at Fab 4.  The results of the production capacity analysis at that time led us to determine that Fab 3’s capacity would not be needed in the foreseeable future and during the second quarter of fiscal 2003 we committed to a plan to sell Fab 3.  Subsequently, we retained a third-party broker to market Fab 3 on our behalf and began actively seeking potential buyers.  Accordingly, Fab 3 was classified as an asset held-for-sale as of September 30, 2002 and maintained that classification until March 31, 2005.

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

During the quarter ended September 30, 2002, we recorded an asset impairment charge of $4.6 million to write-down certain excess manufacturing equipment located at Fab 3 to its net realizable value of $0.2 million.  This manufacturing equipment became “excess” as a result of duplicate equipment acquired in the purchase of Fab 4.  The net realizable value for the excess manufacturing equipment was determined based on management estimates.  Substantially all of the other manufacturing equipment located at Fab 3 has been transferred to and either will be or is being used in our other wafer fabrication facilities located in Tempe, Arizona (Fab 2) and Gresham, Oregon (Fab 4).

At March 31, 2005, we changed the classification of Fab 3 from an asset held-for-sale to an asset held-for-future-use.  Fab 3 had been on the market for over two years, and we had not received any acceptable offers on the facility.  Over that period of time, our business had increased significantly and over the next several years we will need to begin planning for future wafer fabrication capacity as a larger percentage of Fab 4’s clean room capacity is utilized.  We determined that the appropriate action to take was to stop actively marketing the Fab 3 facility and hold it for its future use.  As a result of this change in classification, we had to assess the fair value of the Fab 3 asset to determine if any additional impairment charge was required upon the change in classification from “held-for-sale” to “held-for-future-use” under Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting For the Impairment or Disposal of Long-Lived Assets.  We performed a discounted cash flow analysis of the Fab 3 asset based on various financial projections in developing the fair value estimate given that it was the best available valuation technique for the asset.  The discounted cash flow analysis confirmed the carrying value of the Fab 3 asset at March 31, 2005 was not in excess of its fair value.  We began to depreciate the Fab 3 asset in April 2005.

PowerSmart In-Process Research and Development Charge

On June 5, 2002, we completed the acquisition of PowerSmart, Inc. in which we acquired all of PowerSmart’s outstanding capital stock and assumed certain stock options for consideration of $54.0 million in cash plus other acquisition-related costs of $1.2 million.  The acquisition was accounted for as a purchase business combination in accordance with SFAS No. 141, Business Combinations, and accordingly, the results of PowerSmart’s operations are included in our consolidated results from the date of the acquisition.  The acquisition was not considered significant under the rules and regulations of the SEC (Rule 3-05 of Regulation S-X).

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

Note Regarding Forward-looking Statements

This report, including “Item 1 – Business,” “Item 1A – Risk Factors,” and “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains certain forward-looking statements that involve risks and uncertainties, including statements regarding our strategy, financial performance and revenue sources.  We use words such as “anticipate,” “believe,” “plan,” “expect,” “estimate,” “future,” “intend” and similar expressions to identify forward-looking statements.  These forward-looking statements include, without limitation, statements regarding the following:

•	The effects and amount of competitive pricing pressure on our product lines;
•	Our ability to moderate future average selling price declines;
•	The effect of product mix on gross margin;
•	The amount of changes in demand for our products and those of our customers;
•	The level of orders that will be received and shipped within a quarter;
•	The effect that distributor and customer inventory holding patterns will have on us;
•	Our belief that customers recognize our products and brand name and use distributors as an effective supply channel;
•	Our ability to increase the proprietary portion of our analog and interface product lines and the effect of such an increase;
•	The impact of any supply disruption we may experience;
•	Our ability to effectively utilize our facilities at appropriate capacity levels and anticipated costs;
•	That our existing facilities provide sufficient capacity to respond to increases in demand;
•	That manufacturing costs will be reduced by transition to advanced process technologies;
•	Our ability to absorb fixed costs, labor and other direct manufacturing costs;
•	Our ability to maintain manufacturing yields;
•	Continuing our investments in new and enhanced products;
•	The ability to attract and retain qualified personnel;
•	The cost effectiveness of using our own assembly and test operations;
•	Our anticipated level of capital expenditures;
•	Continuing to seek patents on our inventions;
•	Continuation of quarterly cash dividends;
•	The sufficiency of our existing sources of liquidity;
•	The impact of seasonality on our business;
•	The impact of SFAS No. 123R on our business;
•	That the resolution of legal actions will not harm our business;
•	That the idling of assets will not impair the value of such assets;
•	The recoverability of our deferred tax assets;
•	The adequacy of our tax reserves to offset any potential tax liabilities;
•	Our belief that the expiration of any tax holidays will not have a material impact;
•	The ability to obtain title to our Thailand facility, its fair value and adequacy of associated reserves;
•	The accuracy of our estimates of the useful life and values of our property;
•	The timing and amounts of future contractual obligations;
•	The effect that expiration of any particular patent may have;
•	Our ability to obtain intellectual property licenses and minimize the effects of litigation;
•	The level of risk we are exposed to for product liability claims;
•	The amount of labor unrest, political instability, governmental interference and changes in general economic conditions that we experience;
•	The effect of increases in market interest rates on income and/or cash flows; and
•	The effect of fluctuations in currency rates.

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

Introduction

The following discussion should be read in conjunction with the condensed consolidated financial statements and the related notes that appear elsewhere in this document, as well as with other sections of this Annual Report on Form 10-K, including “Item 1 – Business;” “Item 6 – Selected Financial Data;” and “Item 8 – Financial Statements and Supplementary Data.”

We begin our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) with a summary of Microchip’s overall business strategy to give the reader an overview of the goals of our business and the overall direction of our business and products.  This is followed by a discussion of the Critical Accounting Policies and Estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results.  In the next section, beginning at page 27, we discuss our Results of Operations for fiscal 2007 compared to fiscal 2006, and for fiscal 2006 compared to fiscal 2005.  We then provide an analysis of changes in our balance sheet and cash flows, and discuss our financial commitments in sections titled “Liquidity and Capital Resources,” “Contractual Obligations” and “Off-Balance Sheet Arrangements.”

Strategy

Our goal is to be a worldwide leader in providing specialized semiconductor products for a wide variety of embedded control applications.  Our strategic focus is on embedded control products, which include microcontrollers, high-performance linear and mixed signal devices, power management and thermal management devices, interface devices, Serial EEPROMs, and our patented KEELOQ security devices.  We provide highly cost-effective embedded control products that also offer the advantages of small size, high performance, low voltage/power operation and ease of development, enabling timely and cost-effective embedded control product integration by our customers.

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

We are committed to continuing our investment in new and enhanced products, including development systems, and in our design and manufacturing process technologies.  We believe these investments are significant factors in maintaining our competitive position.  Our current research and development activities focus on the design of new microcontrollers, digital signal controllers, memory and mixed-signal products, new development systems, software and application-specific software libraries.  We are also developing new design and process technologies to achieve further cost reductions and performance improvements in existing products.

We market our products worldwide primarily through a network of direct sales personnel and distributors.  Our distributors focus primarily on servicing the product and technical support requirements of a broad base of diverse customers.  We believe that our direct sales personnel combined with our distributors provide an effective means of reaching this broad and diverse customer base.  Our direct sales force focuses primarily on major strategic accounts in three geographical markets: the Americas, Europe and Asia.  We currently maintain sales and support centers in major metropolitan areas in North America, Europe and Asia.  We believe that a strong technical service presence is essential to the continued development of the embedded control market.  Many of our field sales engineers (FSEs), field application engineers (FAEs), and sales management have technical degrees and have been previously employed in an engineering environment.  We believe that the technical knowledge of our sales force is a key competitive advantage in the sale of our products.  The primary mission of our FAE team is to provide technical assistance to strategic accounts and to conduct periodic training sessions for FSEs and distributor sales teams.  FAEs also frequently conduct technical seminars for our customers in major cities around the world, and work closely with our distributors to provide technical assistance and end-user support.

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

Revenue Recognition– Distributors

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

Share-based Compensation

In the first quarter of fiscal 2007, we adopted SFAS No. 123R, which requires the measurement at fair value and recognition of compensation expense for all share-based payment awards, including grants of employee stock options, RSUs and employee stock purchase rights, to be recognized in our financial statements based on their respective grant date fair values.  Total share-based compensation in fiscal 2007 was $30.7 million, of which $24.1 million was reflected in operating expenses, $3.3 million was reflected in cost of goods sold and $3.3 million was capitalized to inventory.

  Determining the appropriate fair-value model and calculating the fair value of share-based awards at the date of grant requires judgment.  The fair value of our RSUs is based on the fair market value of our common stock on the date of grant discounted for expected future dividends. We use the Black-Scholes option pricing model to estimate the fair value of employee stock options and rights to purchase shares under stock participation plans, consistent with the provisions of SFAS No. 123R.  Option pricing models, including the Black-Scholes model, also require the use of input assumptions, including expected volatility, expected life, expected dividend rate, and expected risk-free rate of return.  We use a blend of historical and implied volatility based on options freely traded in the open market as we believe this is more reflective of market conditions and a better indicator of expected volatility than using purely historical volatility.  The expected life of the awards is based on historical and other economic data trended into the future. The risk-free interest rate assumption is based on observed interest rates appropriate for the terms of our awards.  The dividend yield assumption is based on our history and expectation of future dividend payouts.  SFAS No. 123R requires us to develop an estimate of the number of share-based awards which will be forfeited due to employee turnover.  Quarterly changes in the estimated forfeiture rate can have a significant effect on reported share-based compensation, as the effect of adjusting the rate for all expense amortization after April 1, 2006 is recognized in the period the forfeiture estimate is changed.  If the actual forfeiture rate is higher than the estimated forfeiture rate, then an adjustment is made to increase the estimated forfeiture rate, which will result in a decrease to the expense recognized in the financial statements.  If the actual forfeiture rate is lower than the estimated forfeiture rate, then an adjustment is made to decrease the estimated forfeiture rate, which will result in an increase to the expense recognized in the financial statements.  If forfeiture adjustments are made, they would affect our gross margin, research and development expenses, and selling, general, administrative expenses.  The effect of forfeiture adjustments in fiscal 2007 was immaterial.

We evaluate the assumptions used to value our awards on a quarterly basis.  If factors change and we employ different assumptions, share-based compensation expense may differ significantly from what we have recorded in the past.  If there are any modifications or cancellations of the underlying unvested securities, we may be required to accelerate, increase or cancel any remaining unearned share-based compensation expense.  Future share-based compensation expense and unearned share-based compensation will increase to the extent that we grant additional equity awards to employees or we assume unvested equity awards in connection with acquisitions.  Had we adopted SFAS No. 123R in prior periods, the magnitude of the impact of that standard on our results of operations would have approximated the impact of SFAS No. 123 assuming the application of the Black-Scholes option pricing model as described in the disclosure of pro forma net income and pro forma net income per share in Note 14 to our Consolidated Financial Statements.

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

Income Taxes

As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate.  This process involves estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes.  These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet.  We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income within the relevant jurisdiction and to the extent we believe that recovery is not likely, we must establish a valuation allowance.  We have not provided for a valuation allowance because we believe that it is more likely than not that our deferred tax assets will be recovered from future taxable income.  Should we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.  At March 31, 2007, our gross deferred tax asset was $62.0 million.

Various taxing authorities in the United States and other countries in which we do business are increasing their scrutiny of the tax structures employed by businesses.  Companies of our size and complexity are regularly audited by the taxing authorities in the jurisdictions in which they conduct significant operations.  We are currently under audit by the United States Internal Revenue Service (“IRS”) for our fiscal years ended March 31, 2002, 2003 and 2004.  We recognize liabilities for anticipated tax audit issues in the United States and other tax jurisdictions based on our estimate of whether, and the extent to which, additional tax payments are probable.  We believe that we maintain adequate tax reserves to offset any potential tax liabilities that may arise upon these and other pending audits in the United States and other countries in which we do business.  If such amounts ultimately prove to be unnecessary, the resulting reversal of such reserves would result in tax benefits being recorded in the period the reserves are no longer deemed necessary.  If such amounts ultimately prove to be less than an ultimate assessment, a future charge to expense would be recorded in the period in which the assessment is determined.

Property, Plant & Equipment

Property, plant and equipment are stated at cost.  Major renewals and improvements are capitalized, while maintenance and repairs are expensed when incurred.  At March 31, 2007, the carrying value of our property and equipment totaled $605.7 million, which represents 26.7% of our total assets.  This carrying value reflects the application of our property and equipment accounting policies, which incorporate estimates, assumptions and judgments relative to the useful lives of our property and equipment.  Depreciation is provided on a straight-line basis over the estimated useful lives of the related assets, which range from five to seven years on manufacturing equipment and approximately 30 years on buildings.

We began production activities at Fab 4 on October 31, 2003.  We began to depreciate the Fab 4 assets as they were placed in service for production purposes.  As of March 31, 2007, all of the buildings and supporting facilities were being depreciated as well as the manufacturing equipment that had been placed in service.  All manufacturing equipment that was not being used in production activities was maintained in projects in process and is not being depreciated until it is placed into service since management believes there will be no change to its utility from the present time until it is placed into productive service.  The lives to be used for depreciating this equipment at Fab 4 will be evaluated at such time as the assets are placed in service.  We do not believe that the temporary idling of such assets has impaired the estimated life or carrying values of the underlying assets.

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

We do not currently hold title to the land on which our Thailand facility resides.  The land is subject to a bankruptcy relating to the seller of the land.  We are currently working with the creditors in attempts to reach resolution on this matter.  We have provided reserves that we estimate will be adequate to obtain full title.  Such reserves are set at the estimated fair value of the land.  However, timing of the resolution is difficult to predict and the ultimate amount to be paid could change.

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

Litigation

Our current estimated range of liability related to pending litigation is based on the probable loss of claims for which we can estimate the amount and range of loss.  Recorded reserves were immaterial at March 31, 2007.

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

Results of Operations

The following table sets forth certain operational data as a percentage of net sales for the years indicated:

	Year Ended March 31,
	2007	2006	2005
Net sales	100.0%	100.0%	100.0%
Cost of sales	39.9%	40.6%	42.9%
Gross profit	60.1%	59.4%	57.1%
Research and development	10.9%	10.2%	11.0%
Selling, general and administrative	15.7%	14.0%	13.1%
Special charges	---%	---%	2.5%
Operating income	33.5%	35.2%	30.5%

Net Sales

We operate in one industry segment and engage primarily in the design, development, manufacture and marketing of semiconductor products.  We sell our products to distributors and original equipment manufacturers, referred to as OEMs, in a broad range of market segments, perform ongoing credit evaluations of our customers and generally require no collateral.

Our net sales of $1,039.7 million in fiscal 2007 increased by $111.8 million, or 10.8%, over fiscal 2006, and net sales of $927.9 million in fiscal 2006 increased by $81.0 million, or 9.6%, over fiscal 2005.  The increases in net sales in fiscal 2007 compared to fiscal 2006 and in fiscal 2006 compared to fiscal 2005 resulted primarily from increased demand, predominantly for our proprietary microcontroller and analog products.  Average selling prices for our products were flat in fiscal 2007 over fiscal 2006 and down approximately 4% in fiscal 2006 over fiscal 2005.  The number of units of our products sold was up approximately 12% in fiscal 2007 over fiscal 2006 and approximately 14% in fiscal 2006 over fiscal 2005.  The average selling prices and the unit volumes of our sales are impacted by the mix of our products sold and overall semiconductor market conditions.  We believe that we have continued to grow our percentage of market share in the embedded control market over the last three fiscal years.  Key factors in achieving the amount of net sales during the last three fiscal years include:

•	continued market share gains;
•	increasing semiconductor content in our customers’ products;
•	customers’ increasing needs for the flexibility offered by our programmable solutions;
•	our new product offerings that have increased our served available market;
•	increasing demand for our products;
•	economic conditions in the markets we serve; and
•	inventory holding patterns of our customers.

We recognize revenue from product sales upon shipment to OEMs.  Under our shipping terms, legal title generally passes to the customer upon shipment from Microchip.  We have no post shipment obligations.  Distributors worldwide generally have broad rights to return products and price protection rights, so we defer revenue recognition until the distributors sell the product to their customers.  Upon shipment, amounts billed to distributors are included in accounts receivable, inventory is relieved, the sale is deferred and the gross margin is reflected as a current liability until the product is sold by the distributors to their customers.

Sales by product line for the fiscal years ended March 31, 2007, 2006 and 2005 were as follows (dollars in thousands):

	Year Ended March 31,
	2007		2006		2005
Microcontrollers	$834,293	80.2%	$736,179	79.3%	$674,902	79.7%
Memory products	122,748	11.8	125,335	13.5	115,120	13.6
Analog and interface products	82,630	8.0	66,379	7.2	56,914	6.7

Total Sales	$1,039,671	100.0%	$927,893	100.0%	$846,936	100.0%

Microcontrollers

Our microcontroller product line represents the largest component of our total net sales.  Microcontrollers and associated application development systems accounted for approximately 80.2% of our total net sales in fiscal 2007, approximately 79.3% of our total net sales in fiscal 2006 and approximately 79.7% of our total net sales in fiscal 2005.

Net sales of our microcontroller products increased approximately 13.3% in fiscal 2007 compared to fiscal 2006, and increased approximately 9.1% in fiscal 2006 compared to fiscal 2005.  The increases in net sales were primarily due to increased demand for our microcontroller products in end markets, driven principally by market share gains and those factors described above under “Net Sales” at page 27.  The end markets that we serve include the consumer, automotive, industrial control, communications and computing control markets.

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

Memory Products

Sales of our memory products accounted for approximately 11.8% of our total net sales in fiscal 2007, approximately 13.5% of our total net sales in fiscal 2006 and approximately 13.6% of our total net sales in fiscal 2005.

Net sales of our memory products decreased approximately 2.1% in fiscal 2007 compared to fiscal 2006, and increased approximately 8.9% in fiscal 2006 compared to fiscal 2005, driven primarily by customer demand conditions within the Serial EEPROM market, which products comprise substantially all of our memory product net sales.

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

Analog and Interface Products

Sales of our analog and interface products accounted for approximately 8.0% of our total net sales in fiscal 2007, 7.2% of our total net sales in fiscal 2006 and approximately 6.7% of our total net sales in fiscal 2005.

Net sales of our analog and interface products increased approximately 24.5% in fiscal 2007 compared to fiscal 2006 and increased approximately 16.6% in fiscal 2006 compared to fiscal 2005.  The increase in net sales of our analog and interface products in these periods were driven primarily by market share gains and supply and demand conditions within the analog and interface market.

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

Distribution

Distributors accounted for 65% of our net sales in fiscal 2007, 2006 and 2005.

Our largest distributor accounted for approximately 11% of our net sales in fiscal 2007, approximately 13% of our net sales in fiscal 2006 and fiscal 2005.  Our two largest distributors together accounted for 21% of our net sales in fiscal 2007, 24% of our net sales in fiscal 2006 and 25% of our net sales in 2005.

Generally, we do not have long-term agreements with our distributors and we, or our distributors, may terminate their relationships with us with little or no advanced notice.  The loss of, or the disruption in the operations of, one or more of our distributors could reduce our future net sales in a given quarter and could result in an increase in inventory returns.

At March 31, 2007, distributors were maintaining an average of approximately 1.8 months of inventory of our products calculated based on the prior three months of their sell through activity.  Over the past three fiscal years, the months of inventory maintained by our distributors have fluctuated between approximately 1.8 months and 2.5 months.  Thus, inventory levels at our distributors are at the low end of the range we have experienced over the last three years.  We do not believe that inventory holding patterns at our distributors will materially impact our net sales, due to the fact that we recognize revenue based on sell through for all of our distributors.

Distributors generally have broad-based rights to return product to us.  As revenue on distributor shipments is not recognized until the distributors sell our product on to their end customers, distributor returns have no impact on our revenue recognition.

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

Sales by Geography

Sales by geography for the fiscal years ended March 31, 2007, 2006 and 2005 were as follows (dollars in thousands):

	Year Ended March 31,
	2007		2006		2005
Americas	$287,371	27.6%	$266,353	28.7%	$248,881	29.4%
Europe	302,708	29.1	255,367	27.5	232,493	27.4
Asia	449,592	43.3	406,173	43.8	365,562	43.2

Total Sales	$1,039,671	100.0%	$927,893	100.0%	$846,936	100.0%

  Our sales to foreign customers have been predominately in Asia and Europe, which we attribute to the manufacturing strength in those areas for automotive, communications, computing, consumer and industrial control products.  Americas sales include sales to customers in the United States, Canada, Central America and South America.

Sales to foreign customers accounted for approximately 74% of our net sales in fiscal 2007, 74% of our net sales in fiscal 2006 and 73% of our net sales in fiscal 2005.  Substantially all of our foreign sales are U.S. dollar denominated.

Sales to customers in China, including Hong Kong, accounted for approximately 18% of our net sales in fiscal 2007 and approximately 17% of our net sales in fiscal 2006 and 2005.  Sales to customers in Taiwan accounted for approximately 10% of our net sales in fiscal 2007, 2006 and 2005.  We did not have sales into any other countries that exceeded 10% of our net sales during the last three fiscal years.

Gross Profit

Our gross profit was $624.8 million in fiscal 2007, $550.9 million in fiscal 2006 and $484.0 million in fiscal 2005.  Gross profit as a percent of sales was 60.1% in fiscal 2007, 59.4% in fiscal 2006 and 57.1% in fiscal 2005.

The most significant factors affecting our gross profit percentage over the past three fiscal years were:

•	increased cost of sales of $3.3 million in fiscal 2007 associated with share-based compensation expense under SFAS No. 123R.
•	fluctuations in the product mix of microcontrollers, proprietary and non-proprietary analog products and Serial EEPROM products resulting in higher average selling prices for our products.
•	continual cost reductions in wafer fabrication and assembly and test manufacturing such as new manufacturing technologies and more efficient manufacturing techniques.

Other factors that impacted our gross profit percentage in the periods covered by this report include:

•	changes in capacity utilization and absorption of fixed costs,
•	gross profit on products sold through the distribution channel,
•	depreciation expense as a percentage of cost of sales, and
•	inventory write-offs and the sale of inventory that was previously written off.

During fiscal 2007, we operated at approximately 99% of our Fab 2 capacity.  During fiscal 2006, we operated at approximately 98% of our Fab 2 capacity.  Our utilization of Fab 4’s total capacity is at relatively low levels although we are utilizing all of the installed equipment base.  We expect to maintain the current level of capacity utilization at Fab 2 during the first quarter of fiscal 2008 and to modestly increase the current level of capacity utilization at Fab 4 during the first quarter of fiscal 2008.

The process technologies utilized impact our gross margins.  Fab 2 currently utilizes various manufacturing process technologies, but predominantly utilizes our 0.5 to 1.0 micron processes.  At March 31, 2007, Fab 4 predominantly utilized our 0.5 micron process technology.  We continue to transition products to more advanced process technologies to reduce future manufacturing costs.  All of our production has been on 8-inch wafers during the periods covered by this report.

Our overall inventory levels were $121.0 million at March 31, 2007, compared to $115.0 million at March 31, 2006 and $103.7 million at March 31, 2005.  We maintained 107 days of inventory on our balance sheet at March 31, 2007 compared to 106 days of inventory at March 31, 2006 and 107 days at March 31, 2005.

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

At March 31, 2007, approximately 72% of our assembly requirements were performed in our Thailand facility, compared to approximately 66% as of March 31, 2006 and approximately 70% at March 31, 2005.  Contractors located in Asia perform the balance of our assembly operations.  Substantially all of our test requirements were performed in our Thailand facility over the last three fiscal years.  We believe that the assembly and test operations performed at our Thailand facility provide us with significant cost savings when compared to contractor assembly and test costs, as well as increased control over these portions of the manufacturing process.

We rely on outside wafer foundries for a small portion of our wafer fabrication requirements.

Our use of third parties involves some reduction in our level of control over the portions of our business that we subcontract.  While we review the quality, delivery and cost performance of our third party contractors, our future operating results could suffer if any third party contractor is unable to maintain manufacturing yields, assembly and test yields and costs at approximately their current levels.

Research and Development (R&D)

R&D expenses for fiscal 2007 were $113.7 million, or 10.9% of sales, compared to $94.9 million, or 10.2% of sales, for fiscal 2006 and $93.0 million, or 11.0% of sales, for fiscal 2005.  We are committed to investing in new and enhanced products, including development systems software, and in our design and manufacturing process technologies.  We believe these investments are significant factors in maintaining our competitive position.  We expense all R&D costs as incurred.  R&D expenses include labor, depreciation, masks, prototype wafers, and expenses for the development of process technologies, new packages, and software to support new products and design environments.

R&D expenses increased $18.8 million, or 19.8%, for fiscal 2007 over fiscal 2006.  The primary reasons for the dollar increase in R&D costs in fiscal 2007 compared to fiscal 2006 was higher labor costs as a result of expanding our internal R&D headcount, increases in bonuses and $9.6 million of share-based compensation as a result of the adoption of SFAS No. 123R.  R&D expenses increased $1.9 million, or 2.0%, for fiscal 2006 over fiscal 2005.  The primary reasons for the dollar increase in R&D costs in fiscal 2006 compared to fiscal 2005 were higher labor and recruitment costs as a result of expanding our technical resources and increases in bonuses.

Selling, General and Administrative

Selling, general and administrative expenses for fiscal 2007 were $163.2 million, or 15.7% of sales, compared to $129.6 million, or 14.0% of sales, for fiscal 2006, and $111.2 million, or 13.1% of sales, for fiscal 2005.  Selling, general and administrative expenses include salary expenses related to field sales, marketing and administrative personnel, advertising and promotional expenditures and legal expenses.  Selling, general and administrative expenses also include costs related to our direct sales force and field applications engineers who work in sales offices worldwide to stimulate demand by assisting customers in the selection and use of our products.

Selling, general and administrative expenses increased $33.7 million, or 26.0%, for fiscal 2007 over fiscal 2006.  The primary reasons for the dollar increases in selling, general and administrative expenses in fiscal 2007 over fiscal 2006 were higher labor costs as a result of expanding our internal resources involved in the technical aspects of selling our products, increases in bonuses and $14.5 million of share-based compensation as a result of the adoption of SFAS No. 123R.  Selling, general and administrative expenses increased $18.4 million, or 16.5%, for fiscal 2006 over fiscal 2005.  The primary reasons for the dollar increase in selling, general and administrative expenses in fiscal 2006 over fiscal 2005 were higher labor costs as a result of expanding our internal resources, increases in bonuses and increases in travel expenses.

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

There were no special charges in fiscal 2007 or 2006.

Other Income (Expense)

Interest income in fiscal 2007 increased from interest income in fiscal 2006 as our average invested balances were at higher levels in fiscal 2007 compared to fiscal 2006, and we earned a higher interest rate on our invested balances.  Interest income in fiscal 2006 increased from interest income in fiscal 2005 as our average invested balances were at higher levels in fiscal 2006 compared to fiscal 2005, and we earned a higher interest rate on our invested balances.

Provision for Income Taxes

Provisions for income taxes reflect tax on our foreign earnings and federal and state tax on our U.S. earnings.  Our effective tax rate was 11.0% in fiscal 2007, 32.5% in fiscal 2006 and 22.9% in fiscal 2005, and is lower than statutory rates in the United States due primarily to lower tax rates at our foreign locations, R&D tax credits and export sales incentives.  Our effective tax rate in fiscal 2007 reflects a $52.2 million benefit related to a tax settlement for our fiscal 1999 through fiscal 2001 tax years that occurred in the fourth quarter of fiscal 2007 which decreased our effective tax rate for fiscal 2007 by 13.0%.  Our effective tax rate in fiscal 2006 reflects a $30.6 million tax expense related to the repatriation of $500 million of foreign earnings under the American Jobs Creation Act (the “Jobs Act”) that was effective for the third quarter of fiscal 2006 which increased our effective tax rate in fiscal 2006 by 8.5%.  We expect our effective tax rate for fiscal 2008 to be approximately 20%.

Various taxing authorities in the United States and other countries in which we do business are increasing their scrutiny of the tax structures employed by businesses.  Companies of our size and complexity are regularly audited by the taxing authorities in the jurisdictions in which they conduct significant operations.  We are currently under audit by the IRS for our fiscal years ended March 31, 2002, 2003 and 2004.  We recognize liabilities for anticipated tax audit issues in the United States and other tax jurisdictions based on our estimate of whether, and the extent to which, additional tax payments are probable.  We believe that we maintain adequate tax reserves to offset any potential tax liabilities that may arise upon these and other pending audits in the United States and other countries in which we do business.  If such amounts ultimately prove to be unnecessary, the resulting reversal of such reserves would result in tax benefits being recorded in the period the reserves are no longer deemed necessary.  If such amounts ultimately prove to be less than any final assessment, a future charge to expense would be recorded in the period in which the assessment is determined.

Our Thailand manufacturing operations currently benefit from numerous tax holidays that have been granted to us by the Thailand government based on our investments in property, plant and equipment in Thailand.  Our tax holiday periods in Thailand expire at various times in the future.  One of our Thailand tax holidays expired in September 2006 and the expiration did not have a material impact on our effective tax rate.  We do not expect the future expiration of any of our tax holiday periods in Thailand to have a material impact on our overall effective tax rate.  Any expiration of tax holidays are expected to have a minimal impact on our overall tax expense due to other tax holidays and increases in income in other taxing jurisdictions with lower statutory rates.

Liquidity and Capital Resources

We had $1,278.4 million in cash, cash equivalents and short-term and long-term investments at March 31, 2007, a decrease of $6.7 million from the March 31, 2006 balance. The decrease in cash, cash equivalents and short-term and long-term investments over this time period is primarily attributable to a $269.0 million pay down of short-term debt offset by cash generated from operating activities.

Net cash provided from operating activities was $429.8 million for fiscal 2007, $437.3 million for fiscal 2006 and $352.7 million for fiscal 2005. The increase in cash flow from operations was primarily due to increases in net income and changes in accounts payable and accrued liabilities.  Accrued income taxes reduced by $60.4 million and accounts payable reduced by $16.2 million in fiscal 2007.

Net cash used in investing activities was $442.2 million for fiscal 2007, $136.6 million for fiscal 2006 and $370.7 million in fiscal 2005.  The increase in cash used in investing activities in fiscal 2007 over fiscal 2006 was primarily due to changes in our net purchases, sales and maturities of investments.  The increase in cash used in investing activities in fiscal 2006 over fiscal 2005 was primarily due to changes in our net purchases, sales and maturities of investments.

Our level of capital expenditures varies from time to time as a result of actual and anticipated business conditions.  Capital expenditures were $60.0 million in fiscal 2007, $76.3 million in fiscal 2006 and $63.2 million in fiscal 2005.  The primary reason for the dollar differences in capital expenditures in the periods covered by this report related to requirements for funding capital expansion activities in our manufacturing operations.  We currently intend to spend approximately $80 million during the next 12 months to invest in equipment and facilities to maintain, and selectively increase, capacity to meet our currently anticipated needs.

We expect to finance capital expenditures through our existing cash balances and cash flows from operations.  We believe that the capital expenditures anticipated to be incurred over the next 12 months will provide sufficient manufacturing capacity to meet our currently anticipated needs.

Net cash used in financing activities was $385.3 million for fiscal 2007.  Net cash provided by financing activities was $195.8 million for fiscal 2006.  Net cash used in financing activities was $18.6 million for fiscal 2005.  Proceeds from the sale of stock, the exercise of stock options and employee purchases under our employee stock purchase plan were $68.7million for fiscal 2007, $95.8 million for fiscal 2006 and $47.2 million for fiscal 2005.  Cash expended for the repurchase of our common stock was $0 in fiscal 2007, $3.3 million in fiscal 2006 and $68.3 million in fiscal 2005.  We had short-term borrowings of $0 at March 31, 2007, $269.0 million at March 31, 2006 and $45.5 million at March 31, 2005.  The short-term borrowings of $269.0 million at March 31, 2006 relate to transactions associated with the repatriation of foreign earnings under the Jobs Act.  During fiscal 2007, we paid down $269.0 million in short-term borrowings.  During fiscal 2006, we paid down $45.5 million in short-term borrowings and initiated new borrowings of $269.0 million.  To complete the repatriation of $500 million in fiscal 2006, we initiated the $269.0 million in borrowings, which were collateralized against investments that were held in the foreign locations, allowing the investments to reach their normal maturity date.  The short-term debt was a result of repurchase agreements that were in place with two investment firms.  Effective with the adoption of SFAS No. 123R on April 1, 2006, we began reporting the excess tax benefit from share-based payment arrangements as a cash flow from financing activities rather than a cash flow from operating activities.  The excess tax benefit from share-based payment arrangements was $22.8 million in fiscal 2007.

On April 22, 2004, our Board of Directors authorized the repurchase of up to 2,500,000 shares of our common stock in the open market or in privately negotiated transactions.  As of March 31, 2007, we had repurchased 1,004,834 common shares under this authorization for a total of $26.6 million.  On October 25, 2006, our Board of Directors authorized the repurchase of up to an additional 10,000,000 shares of our common stock in the open market or in privately negotiated transactions.  As of March 31, 2007, no shares had been purchased under this authorization.  As of March 31, 2007, all of the purchased shares under our authorized repurchase programs had been reissued to fund stock option exercises and purchases under our employee stock purchase plan.  The timing and amount of any future repurchases will depend upon market conditions and corporate considerations.

On October 28, 2002, we announced that our Board of Directors had approved and instituted a quarterly cash dividend on our common stock.  The initial quarterly dividend of $0.02 per share was paid on December 6, 2003 in the amount of $4.0 million.  We have continued to pay quarterly dividends and have increased the amount of such dividends on a regular basis.  During fiscal 2005, we paid dividends in the amount of $0.208 per share for a total dividend payment of $43.0 million.  During fiscal 2006, we paid dividends in the amount of $0.57 per share for a total dividend payment of $120.1 million.  During fiscal 2007, we paid dividends in the amount of $0.965 per share for a total dividend payment of $207.9 million.  On

April 26, 2007, we declared a quarterly cash dividend of $0.28 per share, which will be paid on May 24, 2007, to stockholders of record on May 10, 2007 and the total amount of such dividend is expected to be $60.9 million.  Our Board is free to change its dividend practices at any time and to decrease or increase the dividend paid, or not to pay a dividend, on our common stock on the basis of our results of operations, financial condition, cash requirements and future prospects, and other factors deemed relevant by our Board.  Our current intent is to provide for ongoing quarterly cash dividends depending upon market conditions and our results of operations.

We enter into hedging transactions from time to time in an attempt to reduce our exposure to currency rate fluctuations.  Although none of the countries in which we conduct significant foreign operations have had a highly inflationary economy in the last five years, there is no assurance that inflation rates or fluctuations in foreign currency rates in countries where we conduct operations will not adversely affect our operating results in the future.  We had no hedging transactions outstanding at March 31, 2007.

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

Contractual Obligations

The following table summarizes our significant contractual obligations at March 31, 2007, and the effect such obligations are expected to have on our liquidity and cash flows in future periods.  This table excludes amounts already recorded on our balance sheet as current liabilities at March 31, 2007 (dollars in thousands):

	Payments Due by Period
	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Operating lease obligations	$11,577	$3,956	$5,127	$2,494	$	---
Capital purchase obligations (1)	20,736	20,736	---	---		---
Other purchase obligations and commitments (2)	1,754	1,140	614	---		---
Long-term debt obligations	---	---	---	---		---

Total contractual obligations (3)	$34,067	$25,832	$5,741	$2,494	$	---

(1) Capital purchase obligations represent commitments for construction or purchases of property, plant and equipment.  They are not recorded as liabilities on our balance sheet as of March 31, 2007, as we have not yet received the related goods or taken title to the property.

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

Off-Balance Sheet Arrangements

As of March 31, 2007, we are not involved in any off-balance sheet arrangements, as defined in Item 3(a)(4)(ii) of SEC Regulation S-K.

Recently Issued Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued Financial Interpretation No. (FIN) 48, Accounting for Uncertainty in Income Taxes, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are reviewing our tax positions taken to determine the effect, if any, that the adoption of this Interpretation will have on our results of operations or financial condition.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements, but does not require any new fair value measurement. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We are in the process of determining the effect, if any, that the adoption of SFAS No. 157 will have on our consolidated financial statements. Because Statement No. 157 does not require any new fair value measurements or re-measurements of previously computed fair values, we do not believe the adoption of this Statement will have a material effect on our results of operations or financial condition.

  On February 15, 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS No. 159). Under this Standard, we may elect to report financial instruments and certain other items at fair value on a contract-by-contract basis with changes in value reported in earnings. This election is irrevocable. SFAS No. 159 provides an opportunity to mitigate volatility in reported earnings that is caused by measuring hedged assets and liabilities that were previously required to use a different accounting method than the related hedging contracts when the complex provisions of SFAS No. 133 hedge accounting are not met. SFAS No. 159 is effective for years beginning after November 15, 2007. Early adoption within 120 days of the beginning of our 2008 fiscal year is permissible, provided we have not yet issued interim financial statement for 2008 and have adopted SFAS No. 157. We are currently evaluating the potential impact of adopting this Standard.

Item 7A.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our investment portfolio, consisting of fixed income securities and money market funds that we hold on an available-for-sale basis, was $1,278.4 million as of March 31, 2007, and $1,285.1 million as of March 31, 2006.  These securities, like all fixed income instruments, are subject to interest rate risk and will decline in value if market interest rates increase.  We have the ability to hold our fixed income investments until maturity and, therefore, we would not expect to recognize any material adverse impact in income or cash flows if market interest rates increase.  The following table provides information about our available-for-sale securities that are sensitive to changes in interest rates.  We have aggregated our available-for-sale securities for presentation purposes since they are all very similar in nature (dollars in thousands):

	Financial instruments mature during the fiscal year ended March 31,
	2008	2009	2010	2011	2012		Thereafter
Available-for-sale securities	$291,592	$244,198	$319,997	$45,674	$	---	$209,449
Weighted-average yield rate	4.19%	4.11%	4.66%	5.69%		---	5.21%

We have international operations and are thus subject to foreign currency rate fluctuations.  To date, our exposure related to exchange rate volatility has not been significant.  Approximately 99% of our sales are denominated in U.S. dollars.  We maintain hedges related to our foreign currency exposure of our net investment in a foreign operation as needed.  There were no hedges outstanding as of March 31, 2007 or March 31, 2005.  The amount of the hedges outstanding as of March 31, 2006 was immaterial.  If foreign currency rates fluctuate by 15% from the rates at March 31, 2007 and 2006, the effect on our financial position and results of operation would be immaterial.

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

None.

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

Management Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on our financial statements.

Management assessed our internal control over financial reporting as of March 31, 2007, the end of our fiscal year.  Management based its assessment on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.  This assessment is supported by testing and monitoring performed by our finance organization.

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

Our independent registered public accounting firm, Ernst & Young LLP, who also audited our consolidated financial statements, audited management’s assessment and independently assessed the effectiveness of our internal control over financial reporting.  Ernst & Young LLP has issued their attestation report, which is included in Part II, Item 9A of this Form 10-K.

Changes in Internal Control over Financial Reporting.

During the three months ended March 31, 2007, there was no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

[Remainder of page intentionally left blank.]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
 Microchip Technology Incorporated and subsidiaries

We have audited management’s assessment, included in the accompanying Management Report on Internal Control Over Financial Reporting, that Microchip Technology Incorporated and subsidiaries maintained effective internal control over financial reporting as of March 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Microchip Technology Incorporated’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Microchip Technology Incorporated maintained effective internal control over financial reporting as of March 31, 2007, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Microchip Technology Incorporated maintained, in all material respects, effective internal control over financial reporting as of March 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the March 31, 2007 consolidated financial statements of Microchip Technology Incorporated and our report dated May 23, 2007 expressed an unqualified opinion thereon.

/s/   Ernst & Young LLP

Phoenix, Arizona
May 23, 2007

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information on the members of our Board of Directors is incorporated herein by reference to our proxy statement for our 2007 annual meeting of stockholders under the captions “The Board of Directors,” and “Proposal One – Election of Directors.”

Information on the composition of our audit committee and the members of our audit committee, including information on our audit committee financial experts, is incorporated by reference to our proxy statement for our 2007 annual meeting of stockholders under the caption “The Board of Directors – Committees of the Board of Directors – Audit Committee.”

Information on our executive officers is provided in Item 1, Part I of this Form 10-K under the caption “Executive Officers” at page 10, above.

Information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is incorporated herein by reference to our proxy statement for our 2007 annual meeting of stockholders under the caption “Section 16(a) Beneficial Ownership Reporting Compliance.”

Information with respect to our code of ethics that applies to our directors, executive officers (including our principal executive officer and our principal financial and accounting officer) and employees is incorporated by reference to our proxy statement for our 2007 annual meeting of stockholders under the caption “Code of Ethics.”  A copy of the Code of Ethics is available on our website at the Investor Relations section under Mission Statement/Corporate Governance on www.microchip.com.

Information regarding material changes, if any, to procedures by which security holders may recommend nominees to our Board of Directors is incorporated by reference to our proxy statement for the 2007 annual meeting of stockholders under the caption “Requirements, Including Deadlines, for Receipt of Stockholder Proposals for the 2008 Annual Meeting of Stockholders; Discretionary Authority to Vote on Stockholder Proposals.”

Item 11.	EXECUTIVE COMPENSATION

Information with respect to executive compensation is incorporated herein by reference to the information under the caption “Executive Compensation” in our proxy statement for our 2007 annual meeting of stockholders.

Information with respect to director compensation is incorporated herein by reference to the information under the caption “The Board of Directors – Director Compensation” in our proxy statement for our 2007 annual meeting of stockholders.

Information with respect to compensation committee interlocks and insider participation in compensation decisions is incorporated herein by reference to the information under the caption “The Board of Directors – Compensation Committee Interlocks and Insider Participation” in our proxy statement for our 2007 annual meeting of stockholders.

Our Board compensation committee report on executive compensation is incorporated herein by reference to the information under the caption “Executive Compensation – Compensation Committee Report on Executive Compensation” in our proxy statement for our 2007 annual meeting of stockholders.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information with respect to securities authorized for issuance under our equity compensation plans is incorporated herein by reference to the information under the caption “Executive Compensation – Equity Compensation Plan Information” in our proxy statement for our 2007 annual meeting of stockholders.

Information with respect to security ownership of certain beneficial owners, members of our Board of Directors and management is incorporated herein by reference to the information under the caption “Security Ownership of Principal Stockholders, Directors and Executive Officers” in our proxy statement for our 2007 annual meeting of stockholders.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item pursuant to Item 404 of Regulation S-K is incorporated by reference to the information under the caption “Certain Transactions” contained in our proxy statement for our 2007 annual meeting of stockholders.

The information required by this Item pursuant to Item 407(a) of Regulation S-K regarding the independence of our directors is incorporated by reference to the information under the caption “Meetings of the Board of Directors” contained in our proxy statement for our 2007 annual meeting of stockholders.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item related to principal accountant fees and services as well as related pre-approval policies is incorporated by reference to the information under the caption “Independent Registered Public Accounting Firm” contained in our proxy statement for our 2007 annual meeting of stockholders.

[Remainder of page intentionally left blank.]

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)         The following documents are filed as part of this Form 10-K:

Page No.
(1)	Financial Statements:
	Report of Independent Registered Public Accounting Firm	F-1
	Consolidated Balance Sheets as of March 31, 2007 and 2006	F-2
	Consolidated Statements of Income for each of the three years in the period ended March 31, 2007	F-3
	Consolidated Statements of Cash Flows for each of the three years in the period ended March 31, 2007	F-4
	Consolidated Statements of Stockholders’ Equity for each of the three years in the period ended March 31, 2007	F-5
	Notes to Consolidated Financial Statements	F-6
(2)	Financial Statement Schedules – Applicable schedules have been omitted because information is included in the footnotes to the Financial Statements.
(3)	The Exhibits filed with this Form 10-K or incorporated herein by reference are set forth in the Exhibit Index beginning on page 42 hereof, which Exhibit Index is incorporated herein by this reference.	42

(b)         See Item 15(a)(3) above.

(c)         See “Index to Financial Statements” included under Item 8 to this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MICROCHIP TECHNOLOGY INCORPORATED
(Registrant)

Date: May 25, 2007	By: /s/ Steve Sanghi
Steve Sanghi
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name and Signature	Title	Date

/s/ Steve Sanghi	Director, President and Chief Executive Officer	May 25, 2007
Steve Sanghi

/s/ Albert J. Hugo-Martinez	Director	May 25, 2007
Albert J. Hugo-Martinez

/s/ L.B. Day	Director	May 25, 2007
L.B. Day

/s/ Matthew W. Chapman	Director	May 25, 2007
Matthew W. Chapman

/s/ Wade F. Meyercord	Director	May 25, 2007
Wade F. Meyercord

/s/ Gordon W. Parnell	Vice President and Chief Financial Officer	May 25, 2007
Gordon W. Parnell	(Principal Financial and Accounting Officer)

EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith

2.1	Purchase and Sale Agreement, dated as of July 18, 2002 between Registrant and Fujitsu Microelectronics, Inc.	8-K	000-21184	2.1	7/18/02
3.1	Restated Certificate of Incorporation of Registrant	10-Q	000-21184	3.1	11/12/02
3.2	Amended and Restated By-Laws of Registrant, as amended through January 29, 2007	10-Q	000-21184	3.1	2/6/07
4.1	First Amendment to Rights Agreement dated January 9, 2007	10-Q	000-21184	4.1	2/6/07
4.2	Amended and Restated Preferred Shares Rights Agreement, dated as of October 11, 1999, between Registrant and Norwest Bank Minnesota, N.A., including the Amended Certificate of Designations, the form of Rights Certificate and the Summary of Rights, attached as exhibits thereto	8-K	000-21184	4.1	10/12/99
10.1	Form of Indemnification Agreement between Registrant and its directors and certain of its officers	S-1	33-57960	10.1	2/5/93
10.2	2004 Equity Incentive Plan as amended and restated by the Board on May 1, 2006	10-Q	000-21184	10.3	2/6/07
10.3	*Form of Notice of Grant for 2004 Equity Incentive Plan (including Exhibit A Stock Option Agreement)	S-8	333-119939	4.5	10/25/04
10.4	*Form of Notice of Grant (foreign) for 2004 Equity Incentive Plan (including Exhibit A Stock Option Agreement (foreign)	10-K	000-21184	10.4	5/23/05
10.5	*Form of Notice of Grant of Restricted Stock Units for 2004 Equity Incentive Plan (including Exhibit A Restricted Stock Units Agreement)	10-K	000-21184	10.6	5/31/06
10.6	*1993 Stock Option Plan, as Amended through August 16, 2002	10-Q	000-21184	10.1	11/12/02
10.7	*Form of Notice of Grant For 1993 Stock Option Plan, with Exhibit A thereto, Form of Stock Option Agreement; and Exhibit B thereto, Form of Stock Purchase Agreement	S-8	333-872	10.6	1/23/96
10.8	*Microchip Technology Incorporated 2001 Employee Stock Purchase Plan as amended through August 15, 2003 (including Enrollment Form, Stock Purchase Agreement, and Change Form)	S-8	333-140773	4.4	2/16/07
10.9	*1997 Nonstatutory Stock Option Plan, as Amended Through March 3, 2003	10-K	000-21184	10.13	6/5/03

EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith
10.10	*Form of Notice of Grant For 1997 Nonstatutory Stock Option Plan, with Exhibit A thereto, Form of Stock Option Agreement	10-K	000-21184	10.17	5/27/98
10.11	Microchip Technology Incorporated International Employee Stock Purchase Plan, as amended through May 1, 2006	S-8	333-140773	4.1	2/16/07
10.12	Microchip Technology Incorporated International Stock Purchase Agreement (including attached Form of Enrollment Form)	S-8	333-140773	4.2	2/16/07
10.13	Form of Change Form for Microchip Technology Incorporated International Employee Stock Purchase Plan	S-8	333-140773	4.3	2/16/07
10.14	*Executive Management Incentive Compensation Plan	10-Q	000-21184	10.4	2/6/07
10.15	*Discretionary Executive Management Incentive compensation Plan	10-Q	000-21184	10.5	2/6/07
10.16	*Management Incentive Compensation Plan	10-Q	000-21184	10.6	2/6/07
10.17	TelCom Semiconductor, Inc. 1994 Stock Option Plan and forms of agreements thereunder	S-8	333-53876	4.1	1/18/01
10.18	TelCom Semiconductor, Inc. 2000 Nonstatutory Stock Option Plan and forms of agreements used thereunder	S-8	333-53876	4.4	1/18/01
10.19	PowerSmart, Inc. 1998 Stock Incentive Plan, Including Forms of Incentive Stock Option Agreement and Nonqualified Stock Option Agreement	S-8	333-96791	4.1	7/19/02
10.20	*February 3, 2003 Amendment to the Adoption Agreement to the Microchip Technology Incorporated Supplemental Retirement Plan	10-K	000-21184	10.28	6/5/03
10.21	*Amendment dated August 29, 2001 to the Microchip Technology Incorporated Supplemental Retirement Plan	S-8	333-101696	4.1.2	12/6/02
10.22	*Amendment Dated December 9, 1999 to the Adoption Agreement to the Microchip Technology Incorporated Supplemental Retirement Plan	S-8	333-101696	4.1.4	12/6/02
10.23	*Adoption Agreement to the Microchip Technology Incorporated Supplemental Retirement Plan dated January 1, 1997	S-8	333-101696	4.1.3	12/6/02
10.24	*Microchip Technology Incorporated Supplemental Retirement Plan	S-8	333-101696	4.1.1	12/6/02

EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith
10.25	*Amendments to Supplemental Retirement Plan	10-Q	000-21184	10.1	2/9/06
10.26	*Change of Control Severance Agreement	10-Q	000-21184	10.1	2/6/07
10.27	*Change of Control Severance Agreement	10-Q	000-21184	10.2	2/6/07
10.28	Development Agreement dated as of August 29, 1997 by and between Registrant and the City of Chandler, Arizona	10-Q	000-21184	10.1	2/13/98
10.29	Addendum to Development Agreement by and between Registrant and the City of Tempe, Arizona, dated May 11, 2000	10-K	000-21184	10.14	5/15/01
10.30	Development Agreement dated as of July 17, 1997 by and between Registrant and the City of Tempe, Arizona	10-Q	000-21184	10.2	2/13/98
10.31	Strategic Investment Program Contract dated as of August 15, 2002 by and between Registrant, Multnomah County, Oregon and City of Gresham, Oregon	8-K	000-21184	2.2	8/23/02
21.1	Subsidiaries of Registrant					X
23.1	Consent of Independent Registered Public Accounting Firm					X
24.1	Power of Attorney re: Microchip Technology Incorporated, the Registrant	10-K	000-21184	24.1	6/7/00
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (the Exchange Act)					X
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (the Exchange Act)					X
32	Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

	*Compensation plans or arrangements in which directors or executive officers are eligible to participate

Annual Report on Form 10-K

Item 8, Item 15(a)(1) and (2), (b) and (c)

_________________________________

INDEX TO FINANCIAL STATEMENTS

CONSOLIDATED FINANCIAL STATEMENTS

EXHIBITS

_________________________________

YEAR ENDED MARCH 31, 2007

MICROCHIP TECHNOLOGY INCORPORATED
AND SUBSIDIARIES

CHANDLER, ARIZONA

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES

i

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Microchip Technology Incorporated and subsidiaries

We have audited the accompanying consolidated balance sheets of Microchip Technology Incorporated and subsidiaries as of March 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended March 31, 2007. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Microchip Technology Incorporated and subsidiaries at March 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 31, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, Microchip Technology Incorporated changed its method of accounting for Share-Based Payments in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004) on April 1, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Microchip Technology Incorporated’s internal control over financial reporting as of March 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 23, 2007 expressed an unqualified opinion thereon.

/s/   Ernst & Young LLP

Phoenix, Arizona
May 23, 2007

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

ASSETS
	March 31,
	2007	2006
Cash and cash equivalents	$167,477	$565,273
Short-term investments	583,000	199,491
Accounts receivable, net	124,559	139,361
Inventories	121,024	115,024
Prepaid expenses	15,547	11,369
Deferred tax assets	61,983	78,544
Other current assets	11,147	9,767
Total current assets	1,084,737	1,118,829

Property, plant and equipment, net	605,722	659,972
Long-term investments	527,910	520,360
Goodwill	31,886	31,886
Intangible assets, net	8,456	9,489
Other assets	10,830	10,060

Total assets	$2,269,541	$2,350,596

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable	$34,675	$50,847
Accrued liabilities	129,882	189,687
Deferred income on shipments to distributors	91,363	99,481
Short-term debt	---	268,954
Total current liabilities	255,920	608,969

Other long-term liabilities	926	801
Deferred tax liability	8,327	14,637

Stockholders' equity:

Preferred stock, $0.001 par value; authorized 5,000,000 shares;
no shares issued or outstanding.	---	---
Common stock, $0.001 par value; authorized 450,000,000 shares;
issued and outstanding 217,439,960 shares at March 31, 2007;
issued and outstanding 213,614,343 shares at March 31, 2006.	217	214
Additional paid-in capital	755,834	639,238
Retained earnings	1,255,486	1,106,355
Deferred share-based compensation	---	(5,705)
Accumulated other comprehensive loss	(7,169)	(13,913)
Net stockholders' equity	2,004,368	1,726,189

Total liabilities and stockholders' equity	$2,269,541	$2,350,596

See accompanying notes to consolidated financial statements

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

	Year ended March 31,
	2007	2006		2005

Net sales	$1,039,671		$927,893		$846,936
Cost of sales (1)	414,915		377,016		362,961
Gross profit	624,756		550,877		483,975

Operating expenses:
Research and development (1)	113,698		94,926		93,040
Selling, general and administrative (1)	163,247		129,587		111,188
Special charges	---		---		21,100
	276,945		224,513		225,328

Operating income	347,811		326,364		258,647
Other income (expense):
Interest income	58,383		32,753		17,804
Interest expense	(5,416)		(1,967)		(940)
Other, net	312		2,035		1,757
Income before income taxes	401,090		359,185		277,268
Income tax provision	44,061		116,816		63,483
Net income	$357,029		$242,369		$213,785

See accompanying notes to condensed consolidated financial statements Basic net income per common share	$1.66		$1.15		$1.03
Diluted net income per common share	$1.62		$1.13		$1.01
Dividends declared per common share	$0.965		$0.570		$0.208
Basic common shares outstanding	215,498		210,104		206,740
Diluted common shares outstanding	220,848		215,024		211,962

(1) Includes share-based compensation charges as follow:
Cost of sales	$3,255	$	---	$	---
Research and development	9,623		214		---
Selling, general and administrative	14,501		364		---

See accompanying notes to consolidated financial statements

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended March 31,
	2007	2006	2005
Cash flows from operating activities:
Net income	$357,029	$242,369	$213,785
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	116,171	110,682	120,466
Deferred income taxes	9,023	17,516	16,869
Share-based compensation	27,379	578	---
Excess tax benefit from share-based payment arrangements	(22,788)	---	---
Tax benefit from equity incentive plans	22,862	29,377	15,296
Gain on sale of assets	(364)	(998)	(1,224)
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	14,802	(26,273)	(5,198)
Increase in inventories	(2,663)	(11,296)	(9,214)
(Decrease) increase in deferred income on shipments to distributors	(8,118)	7,751	6,914
(Decrease) increase in accounts payable and accrued liabilities	(75,978)	72,053	1,178
Change in other assets and liabilities	(7,586)	(4,436)	(6,162)
Net cash provided by operating activities	429,769	437,323	352,710

Cash flows from investing activities:
Purchases of investments	(1,327,042)	(856,748)	(1,061,237)
Sales and maturities of investments	943,955	797,694	752,060
Investment in other assets	(844)	(2,595)	---
Proceeds from sale of assets	1,746	1,341	1,659
Capital expenditures	(60,039)	(76,294)	(63,211)
Net cash used in investing activities	(442,224)	(136,602)	(370,729)

Cash flows from financing activities:
Payment of cash dividend	(207,898)	(120,109)	(42,997)
Proceeds from sale of common stock	68,723	95,751	47,234
Excess tax benefit from share-based payment arrangements	22,788	---	---
Repurchase of common stock	---	(3,320)	(68,276)
Proceeds from short-term borrowings	---	268,954	45,454
Payments on short-term borrowings	(268,954)	(45,454)	---
Net cash (used in) provided by financing activities	(385,341)	195,822	(18,585)
Net (decrease) increase in cash and cash equivalents	(397,796)	496,543	(36,604)
Cash and cash equivalents at beginning of year	565,273	68,730	105,334
Cash and cash equivalents at end of year	$167,477	$565,273	$68,730

See accompanying notes to consolidated financial statements

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)

	Common Stock and		Common Stock held		Accum Other	Deferred		Net
	Additional Paid-in Capital		in Treasury		Comprehensive	Share-based	Retained	Stockholders'
	Shares	Amount	Shares	Amount	Income (Loss)	Compensation	Earnings	Equity
Balance at March 31, 2004	208,556	$558,561	1,967	$(52,084)	$733	---	$813,307	$1,320,517

Components of other comprehensive income:
Net income	---	---	---	---	---	---	213,785	213,785
Net unrealized losses on available-for-sale
investments, net of $2,068 of tax	---	---	---	---	(10,451)	---	---	(10,451)
Total comprehensive income	---	---	---	---	---	---	---	203,334
Issuances from equity incentive plans	2,882	36,831	---	---	---	---	---	36,831
Employee stock purchase plan	452	10,403	---	---	---	---	---	10,403
Purchase of treasury stock	---	---	2,185	(57,666)	---	---	---	(57,666)
Treasury stock used for new issuances	(3,334)	(88,233)	(3,334)	88,233	---	---	---	---
Tax benefit from equity incentive plans	---	15,296	---	---	---	---	---	15,296
Unearned share-based compensation amortization	---	16	---	---	---	---	---	16
Cash dividend	---	---	---	---	---	---	(42,997)	(42,997)

Balance at March 31, 2005	208,556	532,874	818	(21,517)	(9,718)	---	984,095	1,485,734

Components of other comprehensive income:
Net income	---	---	---	---	---	---	242,369	242,369
Net unrealized losses on available-for-sale
investments, net of $882 of tax	---	---	---	---	(4,195)	---	---	(4,195)
Total comprehensive income	---	---	---	---	---	---	---	238,174
Issuances from equity incentive plans	5,561	85,735	---	---	---	---	---	85,735
Employee stock purchase plan	435	10,016	---	---	---	---	---	10,016
Purchase of treasury stock	---	---	120	(3,320)	---	---	---	(3,320)
Treasury stock used for new issuances	(938)	(24,837)	(938)	24,837	---	---	---	---
Tax benefit from equity incentive plans	---	29,377	---	---	---	---	---	29,377
Unearned share-based compensation amortization	---	4	---	---	---	---	---	4
Issuance of share-based compensation, net	---	6,283	---	---	---	(5,705)	---	578
Cash dividend	---	---	---	---	---	---	(120,109)	(120,109)

Balance at March 31, 2006	213,614	639,452	---	---	(13,913)	(5,705)	1,106,355	1,726,189

Components of other comprehensive income:
Net income	---	---	---	---	---	---	357,029	357,029
Net unrealized gains on available-for-sale
investments, net of $1,228 of tax	---	---	---	---	6,744	---	---	6,744
Total comprehensive income	---	---	---	---	---	---	---	363,773
Issuances from equity incentive plans	3,435	57,322	---	---	---	---	---	57,322
Employee stock purchase plan	391	11,401	---	---	---	---	---	11,401
Tax benefit from equity incentive plans	---	22,862	---	---	---	---	---	22,862
Reclassification - adoption of SFAS No. 123R	---	(5,705)	---	---	---	5,705	---	---
Unearned share-based compensation amortization	---	2	---	---	---	---	---	2
Issuance of share-based compensation	---	30,717	---	---	---	---	---	30,717
Cash dividend	---	---	---	---	---	---	(207,898)	(207,898)

Balance at March 31, 2007	217,440	$756,051	---	---	$(7,169)	---	$1,255,486	$2,004,368
See accompanying notes to consolidated financial statements

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Microchip develops and manufactures specialized semiconductor products used by its customers for a wide variety of embedded control applications.  Microchip’s product portfolio comprises 8- and 16-bit PIC® microcontrollers and 16-bit dsPIC® digital signal controllers, which feature on-board Flash (reprogrammable) memory technology.  In addition, Microchip offers a broad spectrum of high-performance linear, mixed-signal, power management, thermal management, battery management and interface devices.  Microchip also makes serial EEPROMs.

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

Revenue Recognition

The Company recognizes revenue when the earnings process is complete, as evidenced by an agreement with the customer, transfer of title as well as fixed pricing and probable collectability.  The Company recognizes revenue from product sales to OEMs upon shipment and records reserves for estimated customer returns.  Distributors worldwide generally have broad price protection and product return rights, so the Company defers revenue recognition until the distributor sells the product to their customer.  The Company reduces product pricing through price protection based on market conditions, competitive considerations and other factors.  Price protection is granted to distributors on the inventory that they have on hand at the date the price protection is offered.  When the Company reduces the price of its products, it allows the distributor to claim a credit against its outstanding accounts receivable balances based on the new price of the inventory it has on hand as of the date of the price reduction.  There is no revenue impact from the price protection.  The Company also grants certain credits to its distributors on specially identified pieces of the distributors’ business to allow them to earn a competitive gross margin on the sale of the Company’s products to their end customers.  The credits are on a per unit basis and are not given to the distributor until they provide information regarding the sale to their end customer.  The effect of granting these credits establishes the net selling price from the Company to its distributors for the product and results in the net revenue recognized by the Company when the product is sold by the distributors to their end customers.  Upon shipment, amounts billed to distributors are included as accounts receivable, inventory is relieved, the sale and the gross margin are deferred and reflected as a current liability until the product is sold by the distributor to its customers.  Shipping charges billed to customers are included in net sales, and the related shipping costs are included in cost of sales.

Product Warranty

The Company generally sells products with a limited warranty related to product quality and a limited indemnification of customers against intellectual property infringement claims related to the Company’s products.  Due to comprehensive product testing, the short time between product shipment and the detection and correction of product failures, and a low historical rate of payments on indemnification claims, the accrual based on historical activity and the related expense were immaterial significant as of and for the fiscal years presented.

Advertising Costs

The Company expenses all advertising costs as incurred.  Advertising costs were immaterial for the years ended March 31, 2007, 2006 and 2005.

Research and Development

Research and development costs are expensed as incurred.  Research and development expenses include expenditures for labor, depreciation, masks, prototype wafers, and expenses for development of process technologies, new packages, and software to support new products and design environments.

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

Goodwill

Goodwill is recorded when the purchase price paid for an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired.  The Company is required to perform an annual impairment review, and more frequently under certain circumstances. The goodwill is subjected to this test during the fourth quarter of the Company’s fiscal year.  The Company engages primarily in the design, development, manufacture and marketing of semiconductor products and, as a result, the Company concluded there is one reporting unit.  The impairment review process compares the fair value of the reporting unit to its carrying value.  If the Company determines through the impairment process that goodwill has been impaired, the Company will record the impairment charge in the statement of income.  As of March 31, 2007, there was no impairment charge related to goodwill.

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

Share-Based Compensation

The Company has equity incentive plans under which non-qualified stock options and restricted stock units (RSUs) have been granted to employees and under which non-qualified stock options have been granted to non-employee members of the Board of Directors.  In the second half of fiscal 2006, the Company adopted RSUs as its primary equity incentive compensation instrument for employees.  The Company also has an employee stock purchase plan for all eligible employees.  Effective April 1, 2006, the Company adopted FASB Statement of Financial Accounting Standards (“SFAS”) No. 123R (revised 2004), Share-Based Payment (SFAS No. 123R).  SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, RSUs, and employee stock purchase rights, to be recognized in the financial statements based on their respective grant date fair values and does not allow the previously permitted pro forma disclosure-only method as an alternative to financial statement recognition.  SFAS No. 123R supersedes Accounting Principles Board Opinion No. 25,  Accounting for Stock Issued to Employees  (APB 25) and related interpretations, and amends SFAS No. 95,  Statement of Cash Flows.  SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under previous literature.  This requirement has reduced the Company’s net operating cash flows and increased net financing cash flows.  In March 2005, the SEC issued SAB No. 107,  Share-Based Payment  (SAB 107), which provides guidance regarding the interaction of SFAS No. 123R and certain SEC rules and regulations.  The Company has applied the provisions of SAB 107 in its adoption of SFAS No. 123R.

The Company adopted SFAS No. 123R using the modified-prospective method of recognition of compensation expense related to share-based payments. The Company’s consolidated statement of income for the twelve months ended March 31, 2007 reflects the impact of adopting SFAS No. 123R.  In accordance with the modified-prospective transition method, the Company’s consolidated statements of income for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123R.

SFAS No. 123R requires companies to estimate the fair value of share-based payment awards on the date of grant using an option pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense ratably over the requisite service periods.  The Company has estimated the fair value of each award as of the date of grant using the Black-Scholes option pricing model, which was developed for use in estimating the value of traded options that have no vesting restrictions and that are freely transferable.  The Black-Scholes model considers, among other factors, the expected life of the award and the expected volatility of the Company’s stock price.  Although the Black-Scholes model meets the requirements of SFAS No. 123R and SAB 107, the fair values generated by the model may not be indicative of the actual fair values of the Company’s awards as it does not consider other factors important to those share-based payment awards such as, continued employment, periodic vesting requirements, and limited transferability.

Prior to the adoption of SFAS No. 123R, the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the condensed consolidated statements of cash flows.  SFAS No. 123R requires the cash flows resulting from the tax benefits arising from tax deductions in excess of the compensation cost recognized for the equity incentives (excess tax benefits) to be classified as financing cash flows.  The $22.8 million excess tax benefit classified as a financing cash inflow in the Company’s accompanying consolidated statements of cash flows for the twelve months ending March 31, 2007 would have been classified as an operating cash inflow if the Company had not adopted SFAS No. 123R.

Prior to the adoption of SFAS No. 123R, the Company accounted for share-based payment awards to employees in accordance with APB 25 and related interpretations, and had adopted the disclosure-only alternative of SFAS No. 123,  Accounting for Stock-Based Compensation  (“SFAS 123”), and SFAS No. 148,  Accounting for Stock-Based Compensation — Transition and Disclosure.  In accordance with APB 25, share-based compensation expense was not recorded in connection with share-based payment awards granted with exercise prices equal to or greater than the fair market value of the Company’s common stock on the date of grant, unless certain modifications were subsequently made.  The Company recorded deferred compensation in connection with RSUs equal to the fair market value of the common stock on the date of grant.  Recorded deferred compensation was recognized as share-based compensation expense ratably over the applicable vesting periods.  In accordance with the provisions of SFAS No. 123R, all deferred compensation previously recorded has been eliminated with a corresponding reduction in additional paid-in capital.

Determining the appropriate fair-value model and calculating the fair value of share-based awards at the date of grant requires judgment.  The fair value of RSUs is based on the fair market value of the Company’s common stock on the date of grant discounted for expected future dividends.  The Company uses the Black-Scholes option pricing model to estimate the fair value of employee stock options and rights to purchase shares under stock participation plans, consistent with the provisions of SFAS No. 123R.  Option pricing models, including the Black-Scholes model, also require the use of input assumptions, including expected volatility, expected life, expected dividend rate, and expected risk-free rate of return.  The Company uses a blend of historical and implied volatility based on options freely traded in the open market as it believes this is more reflective of market conditions and a better indicator of expected volatility than using purely historical volatility.  The expected life of the awards is based on historical and other economic data trended into the future.  The risk-free interest rate assumption is based on observed interest rates appropriate for the terms of the Company’s awards.  The dividend yield assumption is based on the Company’s history and expectation of future dividend payouts.  SFAS No. 123R requires the Company to develop an estimate of the number of share-based awards which will be forfeited due to employee turnover.  Quarterly changes in the estimated forfeiture rate may have a significant effect on share-based compensation, as the effect of adjusting the rate for all expense amortization after April 1, 2006 is recognized in the period the forfeiture estimate is changed.  If the actual forfeiture rate is higher than the estimated forfeiture rate, then an adjustment is made to increase the estimated forfeiture rate, which will result in a decrease to the expense recognized in the financial statements.  If the actual forfeiture rate is lower than the estimated forfeiture rate, then an adjustment is made to decrease the estimated forfeiture rate, which will result in an increase to the expense recognized in the financial statements.  If forfeiture adjustments are made, they would affect the Company’s results of operations.  The effect of forfeiture adjustments in the year ended March 31, 2007 was immaterial.

The Company evaluates the assumptions used to value its awards on a quarterly basis.  If factors change and the Company employs different assumptions, share-based compensation expense may differ significantly from what was recorded in the past.  If there are any modifications or cancellations of the underlying unvested securities, the Company may be required to accelerate, increase or cancel any remaining unearned share-based compensation expense.  Future share-based compensation expense and unearned share-based compensation will increase to the extent that the Company grants additional equity awards to employees or it assumes unvested equity awards in connection with acquisitions.  Had the Company adopted SFAS No. 123R in prior periods, the magnitude of the impact of that standard on its results of operations would have approximated the impact of SFAS 123 assuming the application of the Black-Scholes option pricing model as described in the disclosure of pro forma net income and pro forma net income per share in Note 14 to the Company’s Consolidated Financial Statements.

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

Concentrations of credit risk with respect to accounts receivable are generally not significant due to the diversity of the Company’s customers and geographic sales areas.  The Company had two distributors that accounted for 10% or more of its net sales in the year ended March 31, 2007.  The Company sells its products primarily to OEMs and distributors in the Americas, Europe and Asia.  The Company performs ongoing credit evaluations of its customers’ financial condition and requires collateral, primarily letters of credit, as deemed necessary.  No single end customer accounted for 10% or more of the Company’s net sales or accounts receivable balances during the years ended March 31, 2007, 2006 and 2005.  See Note 16, Geographic Information, for additional information on the Company’s largest distributors.

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

Recently Issued Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued Financial Interpretation No. (FIN) 48, Accounting for Uncertainty in Income Taxes, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is reviewing its tax positions taken to determine the effect, if any, that the adoption of this Interpretation will have on its results of operations or financial condition.  However, the Company does not expect the adoption of this Interpretation to have a material effect on the Company’s results of operations or financial conditions.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements, but does not require any new fair value measurement. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is in the process of determining the effect, if any, that the adoption of SFAS No. 157 will have on its consolidated financial statements. Because Statement No. 157 does not require any new fair value measurements or re-measurements of previously computed fair values, management does not believe the adoption of this Statement will have a material effect on the Company's results of operations or financial condition.

On February 15, 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS No. 159). Under this Standard, the Company may elect to report financial instruments and certain other items at fair value on a contract-by-contract basis with changes in value reported in earnings. This election is irrevocable. SFAS No. 159 provides an opportunity to mitigate volatility in reported earnings that is caused by measuring hedged assets and liabilities that were previously required to use a different accounting method than the related hedging contracts when the complex provisions of SFAS No. 133 hedge accounting are not met. SFAS No. 159 is effective for years beginning after November 15, 2007. Early adoption within 120 days of the beginning of the Company’s 2008 fiscal year is permissible, provided the Company has not yet issued interim financial statements for 2008 and has adopted SFAS No. 157. The Company is currently evaluating the potential impact of adopting this Standard.

2.	SPECIAL CHARGES

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

There were no special charges in fiscal 2006 or 2007.

3.	INVESTMENTS

The Company’s investments are intended to establish a high-quality portfolio that preserves principal, meets liquidity needs, avoids inappropriate concentrations and delivers an appropriate yield in relationship to the Company’s investment guidelines and market conditions.  The following is a summary of available-for-sale securities at March 31, 2007 (amounts in thousands):

	Adjusted Cost	Gross Unrealized Gains		Gross Unrealized Losses		Estimated Fair Value
State student loan bonds	$20,000	$	---	$	---	$20,000
Government agency bonds	743,278		---		8,067	735,211
Municipal bonds	20,675		---		---	20,675
Commercial paper	25,000		---		26	24,974
Floating rate securities	310,710		---		660	310,050
	$1,119,663	$	---		$8,753	$1,110,910

At March 31, 2007, the Company evaluated its investment portfolio, and noted unrealized losses of $8.8 million were due to fluctuations in interest rates.  Management does not believe any of the unrealized losses represented an other-than-temporary impairment based on its evaluation of available evidence as of March 31, 2007.  The Company’s intent is to hold these investments to such time as these assets are no longer impaired.  For those investments not scheduled to mature until after March 31, 2008, such recovery is not anticipated to occur in the next year and these investments have been classified as long-term investments.  At March 31, 2007, short-term investments consist of $583.0 million and long-term investments consist of $527.9 million.

The amortized cost and estimated fair value of the available-for-sale securities at March 31, 2007, by maturity, are shown below (amounts in thousands).  Expected maturities can differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties, and the Company views its available-for-sale securities as available for current operations.

	Adjusted Cost	Gross Unrealized Gains		Gross Unrealized Losses	Estimated Fair Value
Available-for-sale
Due in one year or less	$502,305	$	---	$1,263	$501,042
Due after one year and through five years	617,358		---	7,490	609,868
	$1,119,663	$	---	$8,753	$1,110,910

The following is a summary of available-for-sale securities at March 31, 2006 (amounts in thousands):

	Adjusted Cost	Gross Unrealized Gains		Gross Unrealized Losses		Estimated Fair Value
State student loan bonds	$34,600	$	---	$	---	$34,600
Government agency bonds	616,317		---		16,644	599,673
Municipal bonds	2,583		---		5	2,578
Floating rate securities	83,075		---		75	83,000
	$736,575	$	---		$16,724	$719,851

At March 31, 2006, short-term investments consist of $199.5 million and long-term investments consist of $520.4 million.

During the year ended March 31, 2007 and March 31, 2005, the Company did not have any gross realized gains or losses on sales of available-for-sale securities.  During the year ended March 31, 2006, the Company had gross realized losses on available-for-sale securities of eight thousand dollars.

4.           ACCOUNTS RECEIVABLE

Accounts receivable consists of the following (amounts in thousands):

	March 31,
	2007	2006
Trade accounts receivable	$127,467	$142,703
Other	636	320
	128,103	143,023
Less allowance for doubtful accounts	3,544	3,662
	$124,559	$139,361

5.           INVENTORIES

Inventories consist of the following (amounts in thousands):

	March 31,
	2007	2006
Raw materials	$5,118	$3,505
Work in process	83,783	80,947
Finished goods	32,123	30,572
	$121,024	$115,024

Inventory impairment charges establish a new cost basis for inventory and charges are not subsequently reversed to income even if circumstances later suggest that increased carrying amounts are recoverable.

6.           PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following (amounts in thousands):

	March 31,
	2007	2006
Land	$47,212	$47,212
Building and building improvements	372,149	366,055
Machinery and equipment	1,059,565	991,452
Projects in process	69,040	87,341
	1,547,966	1,492,060
Less accumulated depreciation and amortization	942,244	832,088
	$605,722	$659,972

Depreciation and amortization expense attributed to property, plant and equipment was $114.3 million, $109.3 million and $119.0 million for the years ending March 31, 2007, 2006 and 2005, respectively.

7.           INTANGIBLE ASSETS

Intangible assets consist of the following (amounts in thousands):

	March 31, 2007
	Gross Amount	Accumulated Amortization	Net Amount
Developed technology	$16,571	$(11,242)	$5,329
Distribution rights	5,236	(2,109)	3,127
	$21,807	$(13,351)	$8,456

	March 31, 2006
	Gross Amount	Accumulated Amortization	Net Amount
Developed technology	$15,729	$(9,864)	$5,865
Distribution rights	5,236	(1,612)	3,624
	$20,965	$(11,746)	$9,489

The Company amortizes intangible assets over their expected useful lives, which range between 1 and 10 years. In fiscal 2007, the Company acquired $0.8 million of developed technology, which has a weighted average amortization period of 9.5 years.  The following is an expected amortization schedule for the intangible assets for the fiscal years March 31, 2008 through March 31, 2012, absent any future acquisitions or impairment charges (amounts in thousands):

Year Ending March 31,	Projected Amortization Expense
2008	$1,788
2009	2,330
2010	1,340
2011	924
2012	902

The Company has not recorded any impairment losses associated with the intangible assets acquired.

8.           SHORT-TERM DEBT

The Company had no short-term debt at March 31, 2007.  The Company had short-term debt of $269.0 million at March 31, 2006. The short-term debt was a result of repurchase agreements that were in place with two investment brokerages. The short-term debt was collateralized with $277.6 million of available-for-sale investments at March 31, 2006 and had a weighted average interest rate of 4.83%.  In fiscal 2006, the borrowings were made to complete a $500 million repatriation of foreign earnings under the American Jobs Creation Act. The borrowings were collateralized against investments that are held by the Company’s offshore subsidiaries.  During fiscal 2007, the entire $269.0 million of short-term borrowings were paid down.  There were no covenants associated with the repurchase agreements.

9.           ACCRUED LIABILITIES

Accrued liabilities consist of the following (amounts in thousands):

	March 31,
	2007	2006
Income taxes	$84,432	$144,838
Other accrued expenses	45,450	44,849

	$129,882	$189,687

10.           INCOME TAXES

The provision for income taxes consists of the following (amounts in thousands):

	Year Ended March 31,
	2007	2006	2005
Current expense:
Federal	$24,334	$79,082	$34,320
State	2,437	5,837	3,436
Foreign	8,267	14,381	8,858
Total current	35,038	99,300	46,614

Deferred expense (benefit):
Federal	10,005	16,165	5,908
State	1,001	1,618	591
Foreign	(1,983)	(267)	10,370
Total deferred	9,023	17,516	16,869
	$44,061	$116,816	$63,483

The tax benefit associated with the exercise of employee stock options reduced taxes currently payable by $22.9 million, $29.4 million and $15.3 million for the years ended March 31, 2007, 2006 and 2005, respectively.  These amounts were credited to additional paid-in capital in each of the three fiscal years.

The provision for income taxes differs from the amount computed by applying the statutory federal tax rate to income before income taxes.  The sources and tax effects of the differences in the total income tax provision are as follows (amounts in thousands):

	Year Ended March 31,
	2007	2006	2005
Computed expected income tax provision	$140,382	$125,715	$97,044
State income taxes, net of federal benefits	5,103	3,548	2,738
Foreign export sales benefit	(658)	(2,600)	(1,111)
Research and development tax credits	(3,573)	(2,095)	(4,750)
Foreign income taxed at lower than the federal rate	(44,993)	(38,362)	(30,438)
Tax benefit from IRS settlement	(52,200)	---	---
Repatriation of foreign earnings	---	30,610	---
	$44,061	$116,816	$63,483

Pretax income from foreign operations was $255.3 million, $257.8 million and $199.0 million for the years ended March 31, 2007, 2006 and 2005, respectively.  Unremitted foreign earnings that are considered to be permanently invested outside the United States, and on which no deferred taxes have been provided, amounted to approximately $708.7 million at March 31, 2007.  Should the Company elect in the future to repatriate a portion of the foreign earnings so invested, the Company would incur income tax expense on such repatriation, net of any available deductions and foreign tax credits.  This would result in additional income tax expense beyond the computed expected provision in such periods.

During year ended March 31, 2007, the Company completed a settlement agreement with the United States Internal Revenue Service (“IRS”) for its fiscal years ended March 31, 1998, 1999, 2000 and 2001.  As part of this settlement the Company recognized $52.2 million as a tax benefit in March 2007 related to amounts previously accrued for the issues that were in dispute with the IRS.  This tax benefit decreased the Company’s effective tax rate for fiscal 2007 by approximately 13.0 percentage points, to 11.0%.  This decrease is reflected as a separate line in the rate reconciliation table above.

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

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows (amounts in thousands):

	March 31,
	2007	2006
Deferred tax assets:
Deferred intercompany profit	$8,089	$8,266
Deferred income on shipments to distributors	22,732	21,325
Inventory valuation	1,490	1,970
Net operating loss carryforward	3,890	4,916
Share-based compensation	9,344	---
Tax credit carryforward	6,814	31,708
Accrued expenses and other	9,624	10,359
Gross deferred tax assets	61,983	78,544
Deferred tax liabilities:
Property, plant and equipment, principally due to differences in depreciation	(7,615)	(13,655)
Other	(712)	(982)
Gross deferred tax liability	(8,327)	(14,637)
Net deferred tax asset	$53,656	$63,907

Management believes that the Company’s results of future operations will generate sufficient taxable income such that it is “more likely than not” that the deferred tax assets will be realized.

At March 31, 2007, the Company had a net operating loss carryforward for federal income tax purposes of approximately $10.1 million, which begins to expire in varying amounts in the years 2020 through 2022.  The net operating loss carryforward is attributable to the acquisition of PowerSmart in fiscal 2003.  An analysis of the annual limitation on the utilization of the PowerSmart net operating losses was performed in accordance with Internal Revenue Code Section 382.  It was determined that Section 382 will not limit the use of the PowerSmart net operating losses in full over the carryover period.

At March 31, 2007, the Company had recorded credit carryforwards of approximately $6.8 million for foreign tax credits.  The foreign tax credits begin to expire in varying amounts in the years ending March 31, 2014 through March 31, 2017.  The Company believes that all of its credit carryforwards will be utilized in future periods.

The Company’s Thailand manufacturing operations currently benefit from numerous tax holidays granted to the Company based on its investment in property, plant and equipment in Thailand.  The Company’s tax holiday periods in Thailand expire at various times in the future.  The Company does not expect the future expiration of any of its tax holiday periods in Thailand to have a material impact on its effective tax rate.  The aggregate dollar benefits derived from these tax holidays approximated $6.1 million, $7.9 million and $11.5 million for the years ended March 31, 2007, 2006 and 2005, respectively.  The benefit the tax holiday had on net income per share approximated $0.03, $0.04 and $0.05 for the years ended March 31, 2007, 2006 and 2005, respectively.

The Company recognizes liabilities for anticipated tax audit issues in the United States and other tax jurisdictions based on its estimate of whether, and the extent to which, additional tax payments are probable.  The Company believes that it maintains adequate tax reserves to offset any potential tax liabilities that may arise upon final resolution of matters for open tax years.  The IRS is currently auditing the Company’s fiscal years ended March 31, 2002, 2003 and 2004.  The Company believes that it maintains adequate tax reserves to offset any potential tax liabilities that may arise upon these and other pending audits in the United States and other countries in which it does business.  If such amounts ultimately prove to be unnecessary, the resulting reversal of such reserves would result in tax benefits being recorded in the period the reserves are no longer deemed necessary.  If such amounts ultimately prove to be less than an ultimate assessment, a future charge to expense would be recorded in the period in which the assessment is determined.

11.	CONTINGENCIES

The Company’s assembly and test facility in Thailand is located in Alphatechnopolis Industrial Park near Bangkok on land to which the Company expects to acquire title in accordance with its agreement with the landowner.  Progress towards obtaining full title of the land has been delayed due to a bankruptcy relating to the seller of the land.  The Company is currently working with the creditors in an attempt to reach resolution on this matter.  At this time it is not possible to estimate when, or if, transfer of full title will be completed.  The Company has provided reserves that it estimates will be adequate to obtain full title.  Such reserves are set at the estimated fair value of the land.

In the ordinary course of its business, the Company is involved in a limited number of legal actions, both as plaintiff and defendant, and could incur uninsured liability in any one or more of them.  Litigation relating to the semiconductor industry is not uncommon, and the Company is, and from time to time has been, subject to such litigation.  In the Company’s opinion, based on consultation with legal counsel, as of March 31, 2007, the effect of such matters will not have a material adverse effect on the Company’s financial position, cash flows or results of operations.

12.	STOCKHOLDERS’ EQUITY

Stockholder Rights Plan.  Effective October 11, 1999, the Company adopted an Amended and Restated Preferred Shares Rights Agreement as amended on January 29, 2007 (the “Amended Rights Agreement”).  The Amended Rights Agreement amends and restates the Preferred Share Rights Agreement adopted by the Company as of February 13, 1995 (the “Prior Rights Agreement”).  Under the Prior Rights Agreement, on February 13, 1995, the Company’s Board of Directors declared a dividend of one right (a “Right”) to purchase one one-hundredth of a share of the Company’s Series A Participating Preferred Stock (“Series A Preferred”) for each outstanding share of common stock, $.001 par value, of the Company.  The dividend was payable on February 24, 1995 to stockholders of record as of the close of business on that date.  The Amended Rights Agreement supersedes the Prior Rights Agreement as originally executed.  Under the Amended Rights Agreement, each Right enables the holder to purchase from the Company one one-hundredth of a share of Series A Preferred at a purchase price of seventy four dollars and seven cents ($74.07) (the “Purchase Price”), subject to adjustment.  Under the Amended Rights Agreement, the rights will become exercisable upon the earlier of (i) 10 days following a public announcement that a person or a group of affiliated or associated persons has acquired, or obtained the right to acquire, beneficial ownership of 18% or more of the Company’s outstanding common shares, or (ii) 10 days (or such later date as may be determined by action of the Company’s Board of Directors) following the commencement of, or announcement of an intention to make, a tender offer or exchange offer the consummation of which would result in a beneficial ownership by a person or group of 18% or more of the Company’s outstanding common shares.

Stock Repurchase Activity.  On April 22, 2004, the Company’s Board of Directors authorized the repurchase of an additional 2,500,000 shares of its common stock in the open market or in privately negotiated transactions.  As of March 31, 2007, the Company had repurchased 1,004,834 shares under this authorization for $26.6 million.  As of March 31, 2007, all of the purchased shares under the authorizations had been reissued to fund stock option exercises and purchases under the Company’s employee stock purchase plan.  On October 25, 2006, the Company announced that its Board of Directors had authorized the repurchase of up to an additional 10 million shares of its common stock in the open market or in privately negotiated transactions.  The timing and amount of future repurchases will depend upon market conditions, interest rates and corporate considerations.  During the year ended March 31, 2007, the Company did not repurchase any of its shares of common stock.  During the year ended March 31, 2006, the Company purchased 119,934 shares of its common stock for $3.3 million.  During the year ended March 31, 2005, the Company purchased 2,184,800 shares of its common stock for $57.7 million.

13.	EMPLOYEE BENEFIT PLANS

The Company maintains a contributory profit-sharing plan for its domestic employees meeting certain eligibility and service requirements.  The plan qualifies under Section 401(k) of the Internal Revenue Code of 1986, as amended, and allows employees to contribute up to 60% of their base salary, subject to maximum annual limitations prescribed by the Internal Revenue Service.  The Company shall make a matching contribution of up to 25% of the first 4% of the participant’s eligible compensation and may award up to an additional 25% under the discretionary match.  All matches are provided on a quarterly basis and require the participant to be an active employee at the end of each quarter.  For the fiscal years ended March 31, 2007, 2006 and 2005, the Company contributions to the plan totaled $1.7 million, $1.5 million and $1.4 million, respectively.

The Company’s 2001 Employee Stock Purchase Plan (the “2001 Purchase Plan”) became effective on March 1, 2002.  The Board of Directors approved the 2001 Purchase Plan in May 2001 and the stockholders approved it in August 2001.  Under the 2001 Purchase Plan, eligible employees of the Company may purchase shares of common stock at semi-annual intervals through periodic payroll deductions.  The purchase price in general will be 85% of the lower of the fair market value of the common stock on the first day of the participant’s entry date into the offering period or 85% of the fair market value on the semi-annual purchase date.  Depending upon a participant’s entry date into the 2001 Purchase Plan, purchase periods under the 2001 Purchase Plan consist of overlapping periods of either 24, 18, 12 or 6 months in duration.  In May 2003 and August 2003, the Company’s Board and stockholders, respectively, each approved an annual automatic increase in the number of shares reserved under the 2001 Purchase Plan.  The automatic increase took effect on January 1, 2005, and on each January 1 thereafter during the term of the plan, and is equal to the lesser of (i) 1,500,000 shares, (ii) one half of one percent (0.5%) of the then outstanding shares of the Company’s common stock, or (iii) such lesser amount as is approved by the Company’s Board of Directors.  On January 1, 2007, 1,080,191 additional shares were reserved under the 2001 Purchase Plan based on the automatic increase.  On January 1, 2006, 1,058,541 additional shares were reserved under the 2001 Purchase Plan based on the automatic increase.  On January 1, 2005, 1,035,863 additional shares were reserved under the 2001 Purchase Plan based on the automatic increase.  Since the inception of the 2001 Purchase Plan, 6,599,595 shares of common stock have been reserved for issuance and 2,132,832 shares have been issued under this purchase plan.

During fiscal 1995, a purchase plan was adopted for employees in non-U.S. locations.  Such plan allows for the purchase price per share to be 100% of the lower of the fair market value of the common stock at the beginning or end of the semi-annual purchase plan period.  Effective May 1, 2006, the Company’s Board approved a purchase price per share equal to eighty-five percent (85%) of the lower of the fair market value of the common stock at the beginning or end of the semi-annual purchase plan period.  Since the inception of this purchase plan, 564,632 shares of common stock have been reserved for issuance and 271,512 shares have been issued under this purchase plan.

Effective January 1, 1997, the Company adopted a non-qualified deferred compensation arrangement.  This plan is unfunded and is maintained primarily for the purpose of providing deferred compensation for a select group of highly compensated employees as defined in ERISA Sections 201, 301 and 401.  There are no Company matching contributions made under this plan.

The Company has management incentive compensation plans which provides for bonus payments, based on a percentage of base salary, from an incentive pool created from operating profits of the Company, at the discretion of the Board of Directors.  During the years ended March 31, 2007, 2006 and 2005, $12.4 million, $14.1 million and $10.2 million were charged against operations for this plan, respectively.

The Company also has a plan that, at the discretion of the Board of Directors, provides a cash bonus to all employees of the Company based on the operating profits of the Company.  During the years ended March 31, 2007, 2006 and 2005, $6.2 million, $9.4 million and $4.9 million, respectively, were charged against operations for this plan.

14.	EQUITY INCENTIVE PLANS

The Company has equity incentive plans under which incentive stock options, restricted stock units (“RSUs”) and non-qualified stock options have been granted to employees and under which non-qualified stock options have been granted to non-employee members of the Board of Directors.  The Company’s 2004 Equity Incentive Plan, as amended and restated (the “2004 Plan”), is shareholder approved and permits the grant of stock options and RSUs to employees, non-employee members of the Board of Directors and consultants.  At March 31, 2007, 12.1 million shares remained available for future grant under the 2004 Plan.  Stock options and RSUs are designed to reward employees for their long-term contributions to the Company and to provide incentive for them to remain employed with the Company.  The Company believes that such awards better align the interests of its employees with those of its shareholders.

The Board of Directors or the plan administrator determines eligibility, vesting schedules and exercise prices for equity incentives granted under the plans.  Stock options granted generally have a term of 10 years.  Equity incentives granted in the case of newly hired employees generally vest and become exercisable at the rate of 25% after one year of service and ratably on a monthly or quarterly basis over a period of 36 months thereafter.  Subsequent equity incentive grants to existing employees generally vest and become exercisable ratably on a monthly or quarterly basis over a period starting in 48 months and ending in 60 months after the date of grant.  Historically, the Company has gone through its equity compensation grant process during the first two weeks of April each year.

Under the plans, 105,929,741 shares of common stock had been reserved for issuance since the inception of the plans.

Share-Based Compensation Expense

The following table presents details of share-based compensation expense resulting from the application of SFAS NO. 123R (amounts in thousands):

	Year Ended March 31,
	2007(1)		2006
Cost of sales	$3,255	(2)	$	---
Research and development	9,623			214
Selling, general and administrative	14,501			364
Pre-tax effect of share-based compensation	27,379			578
Income tax benefit	6,570			139
Net income effect of share-based compensation	$20,809			$439
Effect on net income per common share – basic and diluted	$0.09		$	---

(1) The amounts included in the twelve months ended March 31, 2007 reflect the adoption of SFAS No. 123R.  In accordance with the modified prospective method of transition, the Company’s consolidated statements of income for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123R.

(2) During the twelve months ended March 31, 2007, $6.6 million was capitalized to inventory, of which $3.3 million was sold.

The amount of unearned share-based compensation currently estimated to be expensed in fiscal 2008 through fiscal 2012 related to unvested share-based payment awards at March 31, 2007 is $65.7 million.  The weighted average period over which the unearned share-based compensation is expected to be recognized is approximately 2.72 years.

In accordance with the requirements of the disclosure-only alternative of SFAS No. 123, set forth below is a pro forma illustration of the effect on net income and net income per share computed as if the Company had valued share-based awards to employees using the Black-Scholes option pricing model instead of applying the guidelines provided by APB 25 for the fiscal years ended March 31, 2006 and 2005 (in thousands, except per share amounts):

	Year Ended March 31,
	2006	2005
Net income, as reported	$242,369	$213,785
Deduct: Total share-based employee compensation expense determined under fair value methods for all awards, net of related tax effects.	16,240	37,211
Pro forma net income	$226,129	$176,574
Net income per common share:
Basic, as reported	$1.15	$1.03
Basic, pro forma	$1.08	$0.85
Diluted, as reported	$1.13	$1.01
Diluted, pro forma	$1.05	$0.83

At a meeting held on February 17, 2005, the Compensation Committee of the Board of Directors and the Board of Directors of the Company approved the acceleration of the vesting of certain Company stock options with an option price of $27.153 per share or greater.  The purpose of the accelerated vesting was to enable the Company to avoid recognizing in its income statement compensation expense associated with these options in future periods, upon adoption of SFAS No. 123R on April 1, 2006.  The pre-tax charge that was avoided amounted to approximately $13.7 million and represented the fair value of the unvested awards as of the date of the acceleration as determined under SFAS No. 123.  This amount would otherwise have been required to be recognized as compensation expense over the vesting period upon adoption of SFAS No. 123R.  As a result of the accelerated vesting, approximately 2.3 million option shares or 25.4% of the total number of the outstanding unvested option shares as of the date of the acceleration with varying remaining vesting schedules became immediately exercisable.  In connection with the vesting acceleration, the Company required that any shares received through the exercise of the accelerated options not be sold by the option holder until the first to occur of the original vesting date of the accelerated option or the termination of the employment of the option holder.  On April 25, 2006, in order to alleviate administrative burdens, the Company waived this requirement as to approximately 1.0 million option shares held by those employees who are not executive officers, appointed officers or director-level employees of the Company.  As of the date of the acceleration, the fair market value of the Company’s common stock was below the option price of the accelerated options in all material respects, so no APB No. 25 charges were incurred and future potential charges are immaterial.

Combined Incentive Plan Information

RSU share activity under the 2004 Plan is set forth below:

Number of Shares
Nonvested shares at March 31, 2005	0
Granted	203,334
Canceled	(3,083)
Vested	(4,727)
Nonvested shares at March 31, 2006	195,524
Granted	1,634,393
Canceled	(99,380)
Vested	(43,094)
Nonvested shares at March 31, 2007	1,687,443

The total pre-tax intrinsic value of RSUs which vested during the twelve months ended March 31, 2007 was $1.4 million.  The aggregate pre-tax intrinsic value of RSUs outstanding at March 31, 2007 was $59.8 million calculated based on the closing price of the Company’s common stock of $35.53 on March 30, 2007.  At March 31, 2007, the weighted average remaining expense recognition period was 3.28 years.  The weighted average fair values per share of the RSUs awarded in the twelve months ended March 31, 2007 was $31.37, calculated based on the fair market value of the Company’s common stock on the respective grant dates discounted for the Company’s expected dividend yield.  The weighted average fair values per share of RSUs awarded in the twelve months ended March 31, 2006 was $31.36, calculated based on the intrinsic value on the date of grant.

Option activity under the Company’s stock incentive plans in the three years ended March 31, 2007 is set forth below:

	Number of Shares	Weighted Average Exercise Price per Share
Outstanding at March 31, 2004	23,359,928	$17.60
Granted	2,693,824	27.35
Exercised	(2,881,830)	12.78
Canceled	(801,236)	23.34
Outstanding at March 31, 2005	22,370,686	19.19
Granted	2,204,099	25.91
Exercised	(5,561,188)	15.46
Canceled	(563,237)	23.81
Outstanding at March 31, 2006	18,450,360	20.97
Granted	59,452	34.58
Exercised	(3,393,779)	16.87
Canceled	(375,487)	24.25
Outstanding at March 31, 2007	14,740,546	$21.88

The total pre-tax intrinsic value of options exercised during the twelve months ended March 31, 2007, 2006, and 2005 was $61.8 million, $90.3 million and $42.4 million, respectively.  This intrinsic value represents the difference between the fair market value of the Company’s common stock on the date of exercise and the exercise price of each equity award.

The following table summarizes information about the stock options outstanding at March 31, 2007:

Range of Exercise Prices	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Life (in years)	Number Exercisable	Weighted Average Exercise Price
$ 1.82 – $10.04	1,752,072	$8.64	1.68	1,751,287	$ 8.65
10.05 – 15.92	1,419,625	15.65	3.84	1,419,625	15.65
15.93 – 18.48	1,897,953	18.41	5.81	612,323	18.25
18.49 – 23.39	1,821,964	22.37	3.53	1,816,042	22.37
23.40 – 25.26	955,979	24.20	5.11	952,718	24.20
25.27 – 25.29	1,655,564	25.29	7.95	17,509	25.29
25.30 – 27.05	2,208,420	26.77	6.87	720,175	26.26
27.06 – 27.15	1,823,651	27.15	4.98	1,823,651	27.15
27.16 – 36.10	1,173,270	29.58	6.33	845,096	29.48
36.11 – 37.06	32,048	37.06	9.01	---	---
	14,740,546	$21.88	5.15	9,958,426	$20.69

The aggregate pre-tax intrinsic value of options outstanding and options exercisable at March 31, 2007 was $201.2 million and $147.8 million, respectively.  The aggregate pre-tax intrinsic values were calculated based on the closing price of the Company’s common stock of $35.53 on March 30, 2007.

At March 31, 2007 and 2006, the number of option shares exercisable was 9,958,426 and 12,762,774, respectively, and the weighted average exercise price of these options was $20.69 and $19.39, respectively.

        The weighted average fair values per share of stock options granted in the twelve months ended March 31, 2007, 2006, and 2005 was $11.90, $9.89, and $15.82 respectively.

The weighted average fair values per share of stock options granted in connection with the Company’s stock incentive plans in the twelve months ended March 31, 2007, 2006, and 2005 were estimated utilizing the following assumptions:

	Year ended March 31,
	2007	2006	2005
Expected life (in years)	5.42	5.21	5.30
Volatility	42%	44%	67%
Risk-free interest rate	5.00%	4.20%	3.78%
Dividend yield	3.01%	2.14%	0.97%

15.	LEASE COMMITMENTS

The Company leases office space, transportation and other equipment under operating leases, which expire at various dates through March 31, 2012.  The future minimum lease commitments under these operating leases at March 31, 2007 are as follows (amounts in thousands):

Year Ending March 31,	Amount
2008	$3,956
2009	3,260
2010	1,867
2011	1,545
2012	949
Total minimum payments	$11,577

Rental expense under operating leases totaled $6.2 million, $6.8 million and $5.9 million for the years ended March 31, 2007, 2006 and 2005, respectively.

16.	GEOGRAPHIC INFORMATION

The Company operates in one operating segment and engages primarily in the design, development, manufacture and marketing of semiconductor products.  The Company sells its products to distributors and original equipment manufacturers (OEMs) in a broad range of market segments, performs on-going credit evaluations of its customers and generally requires no collateral.  The Company’s operations outside the United States consist of product assembly and final test facilities in Thailand, and sales and support centers and design centers in certain foreign countries.  Domestic operations are responsible for the design, development and wafer fabrication of all products, as well as the coordination of production planning and shipping to meet worldwide customer commitments.  The Thailand assembly and test facility is reimbursed in relation to value added with respect to assembly and test operations and other functions performed, and certain foreign sales offices receive compensation for sales within their territory.  Accordingly, for financial statement purposes, it is not meaningful to segregate sales or operating profits for the assembly and test and foreign sales office operations.  Identifiable long-lived assets (consisting of property, plant and equipment, intangible assets and goodwill) by geographic area are as follows (amounts in thousands):

	March 31,
	2007	2006

United States	$524,950	$576,859
Thailand	114,560	117,975
Various other countries	6,554	6,513

Total long-lived assets	$646,064	$701,347

Sales to unaffiliated customers located outside the United States, primarily in Asia and Europe, aggregated approximately 74%, 74% and 73% of consolidated net sales for the years ended March 31, 2007, 2006 and 2005, respectively.  Sales to customers in Europe represented 29%, 28% and 27% of consolidated net sales for the years ended March 31, 2007, 2006 and 2005, respectively.  Sales to customers in Asia represented 43%, 44% and 43% of consolidated net sales for the years ended March 31, 2007, 2006 and 2005, respectively.  Sales into China, including Hong Kong, represented 18%, 17% and 16% of consolidated net sales for the years ended March 31, 2007, 2006 and 2005, respectively.  Sales into Taiwan represented 10% of consolidated net sales for the years ended March 31, 2007, 2006 and 2005.  Sales into any other individual foreign country did not exceed 10% of the Company’s net sales for any of the years presented.

The Company had two distributors who represented more than 10% of its net sales during fiscal 2007, 2006 and 2005.  The Company’s largest distributor accounted for approximately 11% of its net sales and its second largest distributor accounted for approximately 10% of net sales in fiscal 2007.  The Company’s largest distributor accounted for approximately 13% of its net sales and its second largest distributor accounted for approximately 11% of its net sales in fiscal 2006.  The Company’s largest distributor accounted for approximately 13% of its net sales and its second largest distributor accounted for approximately 12% of its net sales in fiscal 2005.

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

The Company has entered into certain financial instruments in the normal course of business to reduce its exposure to fluctuations in foreign exchange rates.  These financial instruments include standby letters of credit and foreign currency forward contracts.  When engaging in forward contracts, risks arise from the possible inability of counterparties to meet the terms of their contracts and from movements in securities values, interest rates and foreign exchange rates.  At March 31, 2007, there were no foreign currency forward contracts outstanding.  At March 31, 2006, the Company held contracts with nominal amounts totaling $1.6 million, which were entered into and hedged the Company’s foreign currency risk.  The value of the contracts is based on quoted market prices.  The contracts matured in April 2006.  Unrealized gains and losses as of the balance sheet dates and realized gains and losses for the years ending March 31, 2007, 2006 and 2005 were immaterial.

18.	NET INCOME PER COMMON SHARE

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Year Ended March 31,
	2007	2006	2005

Net income	$357,029	$242,369	$213,785

Weighted average common shares outstanding	215,498	210,104	206,740

Dilutive effect of stock options	5,350	4,920	5,222

Weighted average common and commonequivalent shares outstanding	220,848	215,024	211,962

Basic net income per common share	$1.66	$1.15	$1.03
Diluted net income per common share	$1.62	$1.13	$1.01

Weighted average common shares exclude the effect of antidilutive options.  As of March 31, 2007, the number of options that were antidilutive were 36,103.  As of March 31, 2006, there were no antidilutive options outstanding.  As of March 31, 2005, the number of options that were antidilutive were 1,310,018.

19.	QUARTERLY RESULTS (UNAUDITED)

The following table presents the Company’s selected unaudited quarterly operating results for eight quarters ended March 31, 2007.  The Company believes that all necessary adjustments have been made to present fairly the related quarterly results (in thousands, except per share amounts):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total

Fiscal 2007
Net sales	$262,557	$267,934	$251,004	$258,176	$1,039,671
Gross profit	158,484	161,961	149,710	154,601	624,756
Operating income	89,681	91,359	81,482	85,289	347,811
Net income	76,984	79,488	72,849	127,708	357,029
Diluted net income per common share	0.35	0.36	0.33	0.57	1.62

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total

Fiscal 2006
Net sales	$218,527	$227,298	$234,896	$247,172	$927,893
Gross profit	127,505	134,556	140,270	148,546	550,877
Operating income	73,029	79,295	84,588	89,452	326,364
Net income	61,024	65,653	40,124	75,568	242,369
Diluted net income per common share	0.29	0.31	0.19	0.35	1.13

Refer to Note 10, Income Taxes, for an explanation of the additional income tax expense in the quarter ended December 31, 2005 related to the Company’s repatriation of $500 million in foreign earnings under the Jobs Act and the $52.2 million of tax benefit from a tax settlement in the quarter ended March 31, 2007.

20.	SUPPLEMENTAL FINANCIAL INFORMATION

Cash paid for income taxes amounted to $72.6 million, $26.4 million and $15.6 million during the years ended March 31, 2007, 2006 and 2005, respectively.  Cash paid for interest amounted to $5.4 million, $1.9 million and $0.8 million during the years ended March 31, 2007, 2006 and 2005, respectively.

A summary of additions and deductions related to the allowance for doubtful accounts for the years ended March 31, 2007, 2006 and 2005 follows (amounts in thousands):

	Balance at beginning of year	Charged to costs and expenses		Deductions (1)	Balance at end of year
Allowance for doubtful accounts:
2007	$3,662	$	---	$(118)	$3,544
2006	3,817		---	(155)	3,662
2005	3,810		7	---	3,817

(1) Deductions represent uncollectible accounts written off, net of recoveries.

21.           DIVIDENDS

On October 28, 2002, the Company announced that its Board of Directors had approved and instituted a quarterly cash dividend on its common stock.  The initial quarterly dividend of $0.02 per share was paid on December 6, 2003 in the amount of $4.1 million.  The Company has continued to pay quarterly dividends and has increased the amount of such dividends on a regular basis.  During the year ended March 31, 2007, the Company paid dividends totaling $0.965 per share for a total dividend payment of $207.9 million.  During the year ended March 31, 2006, the Company paid dividends totaling $0.57 per share for a total dividend payment of $120.1 million.  During the year ended March 31, 2005, the Company paid dividends totaling $0.208 per share for a total dividend payout of $43.0 million.