Form 10-Q
period 2007-06-30
MICROCHIP TECHNOLOGY INC
filed 2007-08-07
CIK 827054

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007.

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

Large Accelerated Filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  (Check One)

Yes  ☐                      No  ☒

Shares Outstanding of Registrant’s Common Stock
Class	Outstanding at July 31, 2007
Common Stock, $0.001 par value	218,763,159 shares

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

ASSETS
	June 30,	March 31,
	2007	2007
	(Unaudited)	(Note 1)
Cash and cash equivalents	$168,003	$167,477
Short-term investments	553,569	583,000
Accounts receivable, net	127,320	124,559
Inventories	123,767	121,024
Prepaid expenses	18,547	15,547
Deferred tax assets	63,270	61,983
Other current assets	29,610	11,147
Total current assets	1,084,086	1,084,737

Property, plant and equipment, net	604,772	605,722
Long-term investments	621,909	527,910
Goodwill	31,886	31,886
Intangible assets, net	8,376	8,456
Other assets	11,313	10,830

Total assets	$2,362,342	$2,269,541

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable	$48,472	$34,675
Accrued liabilities	47,882	129,882
Deferred income on shipments to distributors	89,932	91,363
Total current liabilities	186,286	255,920

Long-term income tax payable	107,890	---
Deferred tax liability	6,186	8,327
Other long-term liabilities	936	926

Stockholders’ equity:

Preferred stock, $0.001 par value; authorized 5,000,000 shares;
no shares issued or outstanding.	---	---
Common stock, $0.001 par value; authorized 450,000,000 shares;
issued and outstanding 218,613,509 shares at June 30, 2007;issued and outstanding 217,439,960 shares	219	217
at March 31, 2007.
Additional paid-in capital	794,356	755,834
Retained earnings	1,274,660	1,255,486
Accumulated other comprehensive loss	(8,191)	(7,169)
Net stockholders’ equity	2,061,044	2,004,368

Total liabilities and stockholders’ equity	$2,362,342	$2,269,541

See accompanying notes to condensed consolidated financial statements

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands except per share amounts)
(Unaudited)

	Three Months Ended June 30,
	2007	2006

Net sales	$264,072		$262,557
Cost of sales (1)	105,527		104,073
Gross profit	158,545		158,484

Operating expenses:
Research and development (1)	29,746		28,024
Selling, general and administrative (1)	43,780		40,779
	73,526		68,803

Operating income	85,019		89,681

Other income (expense):
Interest income	14,902		13,927
Interest expense	---		(2,489)
Other, net	822		176

Income before income taxes	100,743		101,295
Income tax provision	20,450		24,311
Net income	$80,293		$76,984

Basic net income per common share	$0.37		$0.36
Diluted net income per common share	$0.36		$0.35
Dividends declared per common share	$0.280		$0.215

Basic common shares outstanding	218,111		214,175
Diluted common shares outstanding	223,592		219,791

(1) Includes share-based compensation expense as follow:
Cost of sales	$1,590	$	---
Research and development	2,586		2,291
Selling, general and administrative	3,857		3,514

See accompanying notes to condensed consolidated financial statements

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)
(Unaudited)
	Three months ended June 30,
	2007	2006
Cash flows from operating activities:
Net income	$80,293	$76,984
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	26,898	28,519
Deferred income taxes	(3,087)	(1,410)
Share-based compensation expense related to equity incentive plans	8,033	5,805
Excess tax benefit from share-based compensation	(8,674)	(7,114)
Tax benefit from equity incentive plans	8,767	7,117
Gain on sale of assets	(450)	(299)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(2,761)	2,165
(Increase) decrease in inventories	(2,709)	49
(Decrease) increase in deferred income on shipments to distributors	(1,431)	11,430
Increase in accounts payable and accrued liabilities	23,148	5,754
Change in other assets and liabilities	(5,397)	803
Net cash provided by operating activities	122,630	129,803

Cash flows from investing activities:
Purchases of investments	(531,291)	(931,254)
Sales and maturities of investments	465,360	541,952
Investment in other assets	(398)	(219)
Proceeds from sale of assets	450	673
Capital expenditures	(25,470)	(16,645)
Net cash used in investing activities	(91,349)	(405,493)

Cash flows from financing activities:
Payment of cash dividend	(61,119)	(46,064)
Proceeds from sale of common stock	21,690	17,477
Excess tax benefit from share-based compensation	8,674	7,114
Payments on short-term borrowings	---	(131,454)
Net cash used in financing activities	(30,755)	(152,927)
Net increase (decrease) in cash and cash equivalents	526	(428,617)
Cash and cash equivalents at beginning of period	167,477	565,273
Cash and cash equivalents at end of period	$168,003	$136,656

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  In the opinion of management, all adjustments of a normal recurring nature which are necessary for a fair presentation have been included.  Certain information and footnote disclosures normally included in audited consolidated financial statements have been condensed or omitted pursuant to such SEC rules and regulations.  It is suggested that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2007.  The results of operations for the three months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2008 or for any other period.

(2)	Recently Issued Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement 109 (FIN 48). FIN 48 establishes a single model to address accounting for uncertain tax positions.  FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements.  FIN 48 also provides guidance on de-recognition, measurement classification, interest and penalties, accounting in interim periods, disclosure and transition.  The Company adopted FIN 48 on April 1, 2007, and did not recognize any cumulative-effect adjustment associated with its unrecognized tax benefits, interest, and penalties.  See further discussion in Note 7.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurement (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements, but does not require any new fair value measurement.  SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.  The Company is in the process of determining the effect, if any, that the adoption of SFAS No. 157 will have on the Company’s consolidated financial statements.  Because Statement No. 157 does not require any new fair value measurements or re-measurements of previously computed fair values, the Company does not believe the adoption of this Statement will have a material effect on the Company’s results of operations or financial condition.

On February 15, 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS No. 159).  Under this Statement, we may elect to report financial instruments and certain other items at fair value on a contract-by-contract basis with changes in value reported in earnings.  This election is irrevocable.  SFAS No. 159 provides an opportunity to mitigate volatility in reported earnings that is caused by measuring hedged assets and liabilities that were previously required to use a different accounting method than the related hedging contracts when the complex provisions of SFAS No. 133 hedge accounting are not met.  SFAS No. 159 is effective for years beginning after November 15, 2007.  The Company is currently evaluating the potential impact of adopting this Statement.

(3)           Investments

The Company’s investments are intended to establish a high-quality portfolio that preserves principal, meets liquidity needs, avoids inappropriate concentrations and delivers an appropriate yield in relationship to the Company’s investment guidelines and market conditions.  The following is a summary of available-for-sale securities at June 30, 2007 (amounts in thousands):

	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Government agency bonds	$705,946	$14	$9,309	$696,651
Floating rate securities	325,650	---	258	325,392
Municipal bonds	88,998	---	456	88,542
Corporate bonds and certificates of deposit	65,000	---	107	64,893
	$1,185,594	$14	$10,130	$1,175,478

At June 30, 2007, the Company evaluated its investment portfolio, and noted unrealized losses of $10.1 million due to fluctuations in interest rates.  Management does not believe any of the unrealized losses represented an other-than-temporary impairment based on its evaluation of available evidence as of June 30, 2007.  The Company’s intent is to hold these investments until such time as these assets are no longer impaired.  For those investments not scheduled to mature until after June 30, 2008, such recovery is not anticipated to occur in the next year and these investments have been classified as long-term investments.  At June 30, 2007, short-term investments consisted of $553.6 million and long-term investments consisted of $621.9 million.

The amortized cost and estimated fair value of the available-for-sale securities at June 30, 2007, by maturity, are shown below (amounts in thousands).  Expected maturities can differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties, and the Company views its available-for-sale securities as available for current operations.

	Adjusted Cost	Gross Unrealized Gains		Gross Unrealized Losses	Estimated Fair Value

Available-for-sale
Due in one year or less	$206,400	$	---	$1,510	$204,890
Due after one year and through five years	684,678		14	8,504	676,188
Due after five years and through ten years	15,625		---	48	15,577
Due after ten years	278,891		---	68	278,823
	$1,185,594		$14	$10,130	$1,175,478

During the three months ended June 30, 2007, the Company did not have any gross realized gains or losses on sales of available-for-sale securities.

(4)	Accounts Receivable

Accounts receivable consists of the following (amounts in thousands):

	June 30, 2007	March 31, 2007

Trade accounts receivable	$130,005	$127,467
Other	712	636
	130,717	128,103
Less allowance for doubtful accounts	3,397	3,544
	$127,320	$124,559

(5)	Inventories

The components of inventories consist of the following (amounts in thousands):

	June 30, 2007	March 31, 2007

Raw materials	$5,092	$5,118
Work in process	90,239	83,783
Finished goods	28,436	32,123
	$123,767	$121,024

Inventory impairment charges establish a new cost basis for inventory and charges are not subsequently reversed to income even if circumstances later suggest that increased carrying amounts are recoverable.

(6)	Property, Plant and Equipment

Property, plant and equipment consists of the following (amounts in thousands):

	June 30, 2007	March 31, 2007

Land	$47,212	$47,212
Building and building improvements	373,419	372,149
Machinery and equipment	1,076,577	1,059,565
Projects in process	73,998	69,040
	1,571,206	1,547,966
Less accumulated depreciation and amortization	966,434	942,244
	$604,772	$605,722

Depreciation expense attributed to property and equipment was $26.4 million in the three months ended June 30, 2007 and $28.1 million in the three months ended June 30, 2006.

(7)           Income Taxes

Effective at the beginning of the first quarter of fiscal 2008, the Company adopted the provision of FIN 48, Accounting for Uncertainty in Income Taxes–an Interpretation of FASB Statement No. 109.  The adoption of FIN 48 did not impact the Company’s consolidated balance sheets, statements of operations or statements of cash flows. The total amount of gross unrecognized tax benefits as of the date of adoption was $102.8 million. The Company historically classified unrecognized tax benefits in current income taxes payable.  As a result of adoption of FIN 48, unrecognized tax benefits were reclassified to long-term income taxes payable.

The Company’s policy to include interest and penalties related to unrecognized tax benefits within the provision for taxes on the consolidated condensed statements of income did not change as a result of implementing the provisions of FIN 48.  As of the date of adoption of FIN 48, the Company did not have an accrued liability for the payment of interest and penalties relating to unrecognized tax benefits.

The Company files U.S. federal, U.S. state, and foreign income tax returns.  For U.S. federal, and in general for state tax returns, the fiscal 2002 through fiscal 2007 tax years remain open for examination by tax authorities.  For foreign tax returns, the Company is generally no longer subject to income tax examinations for years prior to fiscal 2002.

    The Company recognizes liabilities for anticipated tax audit issues in the United States and other tax jurisdictions based on its estimate of whether, and the extent to which, additional tax payments are more likely than not.  The Company believes that it maintains adequate reserves to offset any potential income tax liabilities that may arise upon final resolution of matters for open tax years.  The IRS is currently auditing the Company’s fiscal years ended March 31, 2002, 2003 and 2004. The Company believes that it has appropriate support for the income tax positions taken and to be taken on its tax returns and that its accruals for tax liabilities are adequate for all open years based on an assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter.

If such amounts ultimately prove to be unnecessary, the resulting reversal of such reserves would result in tax benefits being recorded in the period the reserves are no longer deemed necessary.  If such amounts ultimately prove to be less than an ultimate assessment, a future charge to expense would be recorded in the period in which the assessment is determined.  Although timing of the resolution and/or closure on audits is highly uncertain, the Company does not believe it is reasonably possible that the unrecognized tax benefits would materially change in the next 12 months.

(8)	Comprehensive Income

Comprehensive income consists of net income offset by net unrealized losses on available-for-sale investments.  The components of other comprehensive loss and related tax effects were as follows (amounts in thousands):

	Three Months Ended June 30,
	2007	2006
Increase in unrealized losses on investments, net of tax effect of $341, and $385, respectively	$ 1,022	$ 1,367

Comprehensive income was $81,315 and $78,351 for the three months ended June 30, 2007 and June 30, 2006, respectively.

(9)	Employee Benefit Plans

Equity Incentive Plans

The Company has equity incentive plans under which incentive stock options, restricted stock units (RSUs)  and non-qualified stock options have been granted to employees and under which non-qualified stock options have been granted to non-employee members of the Board of Directors.  The Company’s 2004 Equity Incentive Plan, as amended and restated (the “2004 Plan”), is shareholder approved and permits the grant of stock options and RSUs to employees, non-employee members of the Board of Directors and consultants.  At June 30, 2007, 11.9 million shares remained available for future grant under the 2004 Plan.

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

Share-Based Compensation Expense

The following table presents details of share-based compensation expense resulting from the application of FASB Statement of Financial Accounting Standards (“SFAS”) No. 123R (revised 2004), Share-Based Payments (“SFAS 123R”) (amounts in thousands):

	Three Months Ended June 30,
	2007		2006
Cost of sales	$1,590	(1)	$	---	(1)
Research and development	2,586			2,291
Selling, general and administrative	3,857			3,514
Pre-tax effect of share-based compensation	8,033			5,805
Income tax benefit	1,631			1,393
Net income effect of share-based compensation	$6,402			$4,412
Effect on net income per common share – basic and diluted	$0.03			$0.02

(1) During the three months ended June 30, 2007, $1.6 million was capitalized to inventory and $1.6 million of previously capitalized the three months ended June 30, 2006, $1.7 million was capitalized to inventory,of which none was sold.
The amount of unearned share-based compensation currently estimated to be expensed in the remainder of fiscal 2008 through fiscal 2012 related to unvested share-based payment awards at June 30, 2007 is $70.6 million.  The weighted average period over which the unearned share-based compensation is expected to be recognized is approximately 2.71 years.

Combined Incentive Plan Information

RSU activity under the 2004 Plan for the three months ended June 30, 2007 is set forth below:

Number of Shares
Nonvested shares at March 31, 2007	1,687,443
Granted	265,690
Cancelled	(23,310)
Vested	(31,681)
Nonvested shares at June 30, 2007	1,898,142

The total pre-tax intrinsic value of RSUs which vested during the three months ended June 30, 2007 was $1.3 million.  The aggregate pre-tax intrinsic value of RSUs outstanding at June 30, 2007 was $70.2 million.  The aggregate pre-tax intrinsic value was calculated based on the closing price of the Company’s common stock of $37.04 on June 29, 2007.  At June 30, 2007, the weighted average remaining expense recognition period was 3.14 years.

The weighted average fair values per share of the RSUs awarded are calculated based on the fair market value of the Company’s common stock on the respective grant dates discounted for the Company’s expected dividend yield.  The weighted average fair value per share of RSUs awarded in the three months ended June 30, 2007 and 2006 was $32.57 and $31.98, respectively.

        Option activity under the Company’s stock incentive plans for the three months ended June 30, 2007 is set forth below:

	Number of Shares	Weighted Average Exercise Price per Share
Outstanding at March 31, 2007	14,740,546	$21.88
Granted	1,793	37.36
Exercised	(1,120,597)	18.81
Cancelled	(47,122)	23.97
Outstanding at June 30, 2007	13,574,620	$22.13

The total pre-tax intrinsic value of options exercised during the three months ended June 30, 2007 was $24.1 million.  This intrinsic value represents the difference between the fair market value of the Company’s common stock on the date of exercise and the exercise price of each equity award.

The following table summarizes information about the stock options outstanding at June 30, 2007:

Range of Exercise Prices	Number of Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Life	Number Exercisable	Weighted Average Exercise Price
			(in years)
$4.72 – $10.04	1,396,376	$8.92	1.52	1,396,376	$8.92
10.05 – 15.92	1,301,890	15.64	3.61	1,301,890	15.64
15.93 – 18.48	1,840,791	18.40	5.59	890,451	18.32
18.49 – 23.39	1,634,172	22.38	3.32	1,633,993	22.38
23.40 – 25.26	920,374	24.19	4.89	918,829	24.19
25.27 – 25.29	1,636,492	25.29	7.74	22,377	25.29
25.30 – 27.00	726,382	26.22	6.48	688,123	26.21
27.01 – 27.05	1,437,267	27.05	6.74	54,687	27.05
27.06 – 27.15	1,613,174	27.15	4.75	1,613,174	27.15
27.16 – 37.36	1,067,702	29.78	6.34	760,540	29.45
	13,574,620	$22.13	5.05	9,280,440	$20.93

The aggregate pre-tax intrinsic value of options outstanding and options exercisable at June 30, 2007 was $202.4 million and $149.5 million, respectively.  The aggregate pre-tax intrinsic values were calculated based on the closing price of the Company’s common stock of $37.04 on June 29, 2007.

The weighted average fair value per share of stock options granted in the three months ended June 30, 2007 was $12.79.

The fair value of each stock option award is estimated on the date of the grant using the Black-Scholes Merton (Black-Scholes) option pricing model.  The following are the weighted average assumptions used in the Black-Scholes model to value the options:

	Three Months Ended June 30,	Three Months Ended June 30,
	2007	2006
Expected life (in years)	6.50	5.39
Expected volatility	39%	42%
Risk-free interest rate	5.03%	5.25%
Expected dividend yield	3.00%	3.00%

Employee Stock Purchase Plan

The Company has an employee stock purchase plan and an international employee stock purchase plan (the “Purchase Plans”) for all eligible employees.  Under the Purchase Plans, employees may purchase shares of the Company’s common stock at six-month intervals at 85% of fair market value (calculated in the manner provided in the plan).  Employees purchase such stock using payroll deductions, which may not exceed 10% of their total cash compensation.  The Purchase Plans impose certain limitations upon an employee’s right to acquire common stock, including the following:  (i) no employee may purchase more than 7,500 shares of common stock on any purchase date and (ii) no employee may be granted rights to purchase more than $25,000 of common stock for each calendar year in which such rights are at any time outstanding.  At June 30, 2007, 4.7 million shares were available for future issuance under the Purchase Plans.  The Company issued 22,233 shares under the Purchase Plans in the three months ended June 30, 2007.

    The weighted average fair values per share of stock purchased in connection with the Company’s stock purchase plan have been estimated using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended June 30,
	2007	2006
Expected life (in years)	0.50	0.50
Expected volatility	26%	29%
Risk-free interest rate	4.95%	5.25%
Expected dividend yield	3.00%	3.00%

(10)	Net Income Per Share

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended June 30,
	2007	2006

Net income	$80,293	$76,984

Weighted average common shares outstanding	218,111	214,175

Dilutive effect of stock options	5,481	5,616

Weighted average common and potential common shares outstanding	223,592	219,791

Basic net income per common share	$0.37	$0.36

Diluted net income per common share	$0.36	$0.35

(11)	Stock Repurchase

On April 22, 2004, the Company announced that its Board of Directors had authorized the Company to purchase up to 2.5 million shares of its common stock in the open market or in privately negotiated transactions.  As of June 30, 2007, the Company had repurchased 1,004,834 shares under this authorization for $26.6 million.  As of June 30, 2007, all of the purchased shares were used to fund stock option exercises and purchases under the Company’s employee stock purchase plans.  On October 25, 2006, the Company announced that its Board of Directors had authorized the repurchase of up to an additional 10 million shares of its common stock in the open market or in privately negotiated transactions.  The timing and amount of future repurchases will depend upon market conditions, interest rates and corporate considerations.

(12)	Dividends

On October 28, 2002, the Company announced that its Board of Directors had approved and instituted a quarterly cash dividend on its common stock.  A quarterly cash dividend of $0.28 per share was paid on May 24, 2007 in the aggregate amount of $61.1 million.  A quarterly cash dividend of $0.295 per share was declared on July 26, 2007 and will be paid on August 23, 2007 to shareholders of record as of August 9, 2007.  The Company expects the August 2007 payment of its quarterly cash dividend to be approximately $64.5 million.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

This report, including “Part I – Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part II - Item 1A Risk Factors” contains certain forward-looking statements that involve risks and uncertainties, including statements regarding our strategy, financial performance and revenue sources.  We use words such as “anticipate,” “believe,” “plan,” “expect,” “future,” “intend” and similar expressions to identify forward-looking statements.  Our actual results could differ materially from the results anticipated in these forward-looking statements as a result of certain factors including those set forth under “Risk Factors,” beginning at page 28 and elsewhere in this Form 10-Q.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  You should not place undue reliance on these forward-looking statements.  We disclaim any obligation to update information contained in any forward-looking statement.  These forward-looking statements include, without limitation, statements regarding the following:

•	The effects and amount of competitive pricing pressure on our product lines;
•	Our ability to moderate future average selling price declines;
•	The effect of product mix on gross margin;
•	The amount of changes in demand for our products and those of our customers;
•	The level of orders that will be received and shipped within a quarter;
•	The effect that distributor and customer inventory holding patterns will have on us;
•	Our belief that customers recognize our products and brand name and use distributors as an effective supply channel;
•	Our belief that our direct sales personnel combined with out distributors provide an effective means of reaching our customer base;
•	Our ability to increase the proprietary portion of our analog and interface product lines and the effect of such an increase;
•	The impact of any supply disruption we may experience;
•	Our ability to effectively utilize our facilities at appropriate capacity levels and anticipated costs;
•	That our capital expenditures over the next 12 months will provide sufficient manufacturing capability to meet our anticipated needs;
•	That manufacturing costs will be reduced by our transition to advanced process technologies;
•	Our ability to maintain manufacturing yields;
•	Continuing our investments in new and enhanced products;
•	The ability to attract and retain qualified personnel;
•	The cost effectiveness of using our own assembly and test operations;
•	Our anticipated level of capital expenditures;
•	Continuing to receive patents on our inventions;
•	Continuation of quarterly cash dividends;
•	The sufficiency of our existing sources of liquidity;
•	The impact of seasonality on our business;
•	Expected impact of SFAS 123R on our business and related assumptions used in such analysis;
•	That the resolution and costs of legal actions will not harm our business;
•	That the idling of assets will not impair the value of such assets;
•	The recoverability of our deferred tax assets;
•	The adequacy of our tax reserves to offset any potential tax liabilities;
•	Our belief that the expiration of any tax holidays will not have a material impact;
•	The ability to obtain title to land underlying our Thailand facility, its fair value and adequacy of associated reserves;

•	The accuracy of our estimates of the useful life and values of our property and equipment;
•	Our ability to obtain intellectual property licenses and minimize the effects of litigation;
•	The level of risk we are exposed to for product liability claims;
•	The amount of labor unrest, political instability, governmental interference and changes in general economic conditions that we experience;
•	The effect of changes in market interest rates on income and/or cash flows;
•	The effect of fluctuations in currency rates;
•	The timing and amount of repurchases of our common stock:
•	The availability of financing on acceptable terms;
•	The effect of expansion of environmental laws; and
•	The impact of export regulations on our business.

We begin our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) with a summary of Microchip’s overall business strategy to give the reader an overview of the goals of our business and the overall direction of our business and products.  This is followed by a discussion of the Critical Accounting Policies and Estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results.  We then discuss our Results of Operations for the three months ended June 30, 2007 compared to the three months ended June 30, 2006.  We then provide an analysis of changes in our balance sheet and cash flows, and discuss our financial commitments in sections titled “Liquidity and Capital Resources,” “Contractual Obligations” and “Off-Balance Sheet Arrangements.”

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

Share-based Compensation

In the first quarter of fiscal 2007, we adopted SFAS No. 123R, which requires the measurement at fair value and recognition of compensation expense for all share-based payment awards, including grants of employee stock options, RSUs and employee stock purchase rights, to be recognized in our financial statements based on their respective grant date fair values.  Total share-based compensation during the three months ended June 30, 2007 was $8.1 million, of which $6.4 million was reflected in operating expenses and $1.7 million was capitalized to inventory.  Share-based compensation reflected in cost of sales during the three months ended June 30, 2007 was $1.6 million.

Determining the appropriate fair-value model and calculating the fair value of share-based awards at the date of grant requires judgment.  The fair value of our RSUs is based on the fair market value of our common stock on the date of grant discounted for expected future dividends.  We use the Black-Scholes option pricing model to estimate the fair value of employee stock options and rights to purchase shares under stock participation plans, consistent with the provisions of SFAS No. 123R.  Option pricing models, including the Black-Scholes model, also require the use of input assumptions, including expected volatility, expected life, expected dividend rate, and expected risk-free rate of return.  We use a blend of historical and implied volatility based on options freely traded in the open market as we believe this is more reflective of market conditions and a better indicator of expected volatility than using purely historical volatility.  The expected life of the awards is based on historical and other economic data trended into the future.  The risk-free interest rate assumption is based on observed interest rates appropriate for the terms of our awards.  The dividend yield assumption is based on our history and expectation of future dividend payouts.  SFAS No. 123R requires us to develop an estimate of the number of share-based awards which will be forfeited due to employee turnover.  Quarterly changes in the estimated forfeiture rate can have a significant effect on reported share-based compensation, as the effect of adjusting the rate for all expense amortization after April 1, 2006 is recognized in the period the forfeiture estimate is changed.  If the actual forfeiture rate is higher or lower than the estimated forfeiture rate, then an adjustment is made to increase or decrease the estimated forfeiture rate, which will result in a decrease or increase to the expense recognized in the financial statements.  If forfeiture adjustments are made, they would affect our gross margin, research and development expenses, and selling, general, administrative expenses.  The effect of forfeiture adjustments in fiscal 2007 and the first quarter of fiscal 2008 were immaterial.

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

Income Taxes

As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate.  This process involves estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes.  These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet.  We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income within the relevant jurisdiction and to the extent we believe that recovery is not likely, we must establish a valuation allowance.  We have not provided for a valuation allowance because we believe that it is more likely than not that our deferred tax assets will be recovered from future taxable income.  Should we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.  At June 30, 2007, our gross deferred tax asset was $63.3 million.

Various taxing authorities in the United States and other countries in which we do business scrutinize the tax structures employed by businesses.  Companies of our size and complexity are regularly audited by the taxing authorities in the jurisdictions in which they conduct significant operations.  We are currently under audit by the United States Internal Revenue Service (“IRS”) for our fiscal years ended March 31, 2002, 2003 and 2004.  We recognize liabilities for anticipated tax audit issues in the United States and other tax jurisdictions based on our estimate of whether, and the extent to which, additional tax payments are probable.  We believe that we maintain adequate tax reserves to offset any potential tax liabilities that may arise upon these and other pending audits in the United States and other countries in which we do business.  If such amounts ultimately prove to be unnecessary, the resulting reversal of such reserves would result in tax benefits being recorded in the period the reserves are no longer deemed necessary.  If such amounts ultimately prove to be less than an ultimate assessment, a future charge to expense would be recorded in the period in which the assessment is determined.

Property, Plant & Equipment

Property, plant and equipment are stated at cost.  Major renewals and improvements are capitalized, while maintenance and repairs are expensed when incurred.  At June 30, 2007, the carrying value of our property and equipment totaled $604.8 million, which represents 25.6% of our total assets.  This carrying value reflects the application of our property and equipment accounting policies, which incorporate estimates, assumptions and judgments relative to the useful lives of our property and equipment.  Depreciation is provided on a straight-line basis over the estimated useful lives of the related assets, which range from five to seven years on manufacturing equipment and approximately 30 years on buildings.

We began production activities at Fab 4 on October 31, 2003.  We began to depreciate the Fab 4 assets as they were placed in service for production purposes.  As of June 30, 2007, all of the buildings and supporting facilities were being depreciated as well as the manufacturing equipment that had been placed in service.  All manufacturing equipment that was not being used in production activities was maintained in projects in process and is not being depreciated until it is placed into service since management believes there will be no change to its utility from the present time until it is placed into productive service.  The lives to be used for depreciating this equipment at Fab 4 will be evaluated at such time as the assets are placed in service.  We do not believe that the temporary idling of such assets has impaired the estimated life or carrying values of the underlying assets.

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

Litigation

Our current estimated range of liability related to pending litigation is based on the probable loss of claims for which we can estimate the amount and range of loss.  Recorded reserves were not significant at June 30, 2007.

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

Results of Operations

The following table sets forth certain operational data as a percentage of net sales for the periods indicated:

	Three Months Ended June 30,
	2007	2006

Net sales	100.0%	100.0%
Cost of sales	40.0%	39.6%
Gross profit	60.0%	60.4%
Research and development	11.3%	10.7%
Selling, general and administrative	16.5%	15.5%
Operating income	32.2%	34.2%

Net Sales

We operate in one industry segment and engage primarily in the design, development, manufacture and marketing of semiconductor products.  We sell our products to distributors and original equipment manufacturers, referred to as OEMs, in a broad range of market segments, perform ongoing credit evaluations of our customers and generally require no collateral.

Our net sales for the quarter ended June 30, 2007 were $264.1 million, an increase of 2.3% from the previous quarter’s sales of $258.2 million, and an increase of 0.6% from net sales of $262.6 million in the quarter ended June 30, 2006.  The changes in net sales in these periods resulted primarily from changes in market conditions across all of our product lines.  Average selling prices for our products were down approximately 6% for the three-month period ended June 30, 2007 over the corresponding period of the previous fiscal year.  The number of units of our products sold was up approximately 6% for the three-month period ended June 30, 2007 over the corresponding period of the previous fiscal year.  The average selling prices and the unit volumes of our sales are impacted by the mix of our products sold.  Key factors in achieving the amount of net sales during the three-month period ended June 30, 2007 include:

•	increasing demand for our products;
•	increasing semiconductor content in our customers’ products;
•	customers’ increasing needs for the flexibility offered by our programmable solutions;
•	our new product offerings that have increased our served available market;
•	economic conditions in the markets we serve; and
•	inventory holding patterns of our customers.

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

       Sales by product line for the three months ended June 30, 2007 and 2006 were as follows (dollars in thousands):

	Three Months Ended June 30, (unaudited)
	2007	%	2006	%

Microcontrollers	$213,304	80.8%	$211,316	80.5%
Memory products	30,291	11.5%	30,607	11.7%
Analog and interface products	20,477	7.7%	20,634	7.8%
Total sales	$264,072	100.0%	$262,557	100.0%

Microcontrollers

Our microcontroller product line represents the largest component of our total net sales.  Microcontrollers and associated application development systems accounted for approximately 80.8% of our total net sales for the three-month period ended June 30, 2007 compared to approximately 80.5% of our total net sales for the three-month period ended June 30, 2006.

Net sales of our microcontroller products increased approximately 0.9% in the three-month period ended June 30, 2007 compared to the three-month period ended June 30, 2006.  This sales increase was primarily due to increased demand for our microcontroller products in end markets, driven principally by market share gains and those factors described on page 19 above.  The end markets that we serve include the consumer, automotive, industrial control, communications and computing markets.

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

Memory Products

Sales of our memory products accounted for approximately 11.5% of our total net sales for the three-month period ended June 30, 2007 compared to approximately 11.7% of our total net sales for the three-month period ended June 30, 2006.

Net sales of our memory products decreased approximately 1.0% in the three-month period ended June 30, 2007 compared to the three-month period ended June 30, 2006.  This sales decrease was driven by customer demand conditions within the Serial EEPROM market which products comprise substantially all of our memory product net sales.

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

       Analog and Interface Products

Sales of our analog and interface products accounted for approximately 7.7% of our total net sales for the three-month period ended June 30, 2007 compared to approximately 7.8% of our total net sales for the three-month period ended June 30, 2006.

Net sales of our analog and interface products decreased approximately 0.8% in the three-month period ended June 30, 2007 compared to the three-month period ended June 30, 2006.  This sales decrease in our analog and interface products was driven by supply and demand conditions within the analog and interface market.

Analog and interface products can be proprietary or non-proprietary in nature.  Currently, we consider more than half of our analog and interface product mix to be proprietary in nature, where prices are relatively stable, similar to the pricing stability experienced in our microcontroller products.  The non-proprietary portion of our analog and interface business will experience price fluctuations, driven primarily by the current supply and demand for those products.  We may be unable to maintain the average selling prices of our analog and interface products as a result of increased pricing pressure in the future, which would adversely affect our operating results.  We anticipate the proprietary portion of our analog and interface products will continue to increase over time.

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

Distribution

Distributors accounted for approximately 65% of our net sales in the three-month periods ended June 30, 2007 and 2006.

Our largest distributor accounted for approximately 11% of our net sales in the three-month period ended June 30, 2007.  Our two largest distributors accounted for approximately 23% of our net sales in the three-month period ended June 30, 2006.

Generally, we do not have long-term agreements with our distributors and we, or our distributors, may terminate our relationships with each other with little or no advanced notice.  The loss of, or the disruption in the operations of, one or more of our distributors could reduce our future net sales in a given quarter and could result in an increase in inventory returns.

At June 30, 2007, our distributors were maintaining an average of approximately 1.8 months of inventory of our products.  Over the past three fiscal years, the months of inventory maintained by our distributors have fluctuated between approximately 1.8 and 2.8 months.  Thus, inventory levels at our distributors are at the low end of the range we have experienced over the last three years.  As we recognize revenue based on sell through for all of our distributors, we do not believe that inventory holding patterns at our distributors will materially impact our net sales.

        Sales by Geography

Sales by geography for the three-month periods ended June 30, 2007 and 2006 were as follows (dollars in thousands):

	Three Months Ended June 30, (unaudited)
	2007	%	2006	%

Americas	$70,406	26.7%	$73,579	28.0%

Europe	79,842	30.2%	73,742	28.1%

Asia	113,824	43.1%	115,236	43.9%

Total sales	$264,072	100.0%	$262,557	100.0%

Our sales to foreign customers have been predominately in Asia and Europe, which we attribute to the manufacturing strength in those areas for automotive, communications, computing, consumer and industrial control products.  Americas sales include sales to customers in the United States, Canada, Central America and South America.  Sales to customers in Asia have generally increased over time due to many of our customers transitioning their manufacturing operations to Asia and growth in demand from the emerging Asian market.

Sales to foreign customers accounted for approximately 74% of our net sales in the three-month period ended June 30, 2007 and 73% of our net sales in the three-month period ended June 30, 2006.  Substantially all of our foreign sales are U.S. dollar denominated.

Gross Profit

Our gross profit was $158.5 million in the three months ended June 30, 2007 and $158.5 million in the three months ended June 30, 2006.  Gross profit as a percentage of sales was 60.0% in the three months ended June 30, 2007 and 60.4% in the three months ended June 30, 2006.

The most significant factors affecting our gross profit percentage in the periods covered by this report were:

•	increased cost of sales of $1.6 million in the three months ended June 30, 2007 associated with share-based compensation expense under the SFAS 123R;
•	fluctuations in the product mix of microcontrollers, proprietary and non-proprietary analog products and Serial EEPROM products resulting in lower average selling prices for our products;
•	lower depreciation expense as a percentage of cost of sales; and
•	unfavorable foreign exchange rate fluctuations impacting our Thailand manufacturing operations.

Other factors that impacted gross profit percentage in the periods covered by this report include:

•	changes in capacity utilization and absorption of fixed costs;
•	gross profit on products sold through the distribution channel;
•	continued cost reductions in wafer fabrication and assembly and test manufacturing such as new manufacturing technologies and more efficient manufacturing techniques; and
•	inventory write-offs and the sale of inventory that was previously written off.

During the three-month period ended June 30, 2007, we operated at approximately 99% of our Fab 2 capacity, which is approximately the same level of utilization from the same period of the previous fiscal year. Our utilization of Fab 4’s total capacity is at relatively low levels although we are utilizing all of the installed equipment base.  We expect to maintain approximately the same levels of capacity utilization at Fab 2 and Fab 4 during the second quarter of fiscal 2008.

        The process technologies utilized impact our gross margins.  Fab 2 currently utilizes various manufacturing process technologies, but predominantly utilizes our 0.5 to 1.0 micron processes.  At June 30, 2007, Fab 4 predominantly utilized our 0.5 micron process technology.  We continue to transition products to more advanced process technologies to reduce future manufacturing costs.  All of our production has been on 8-inch wafers for the periods covered by this report.

Our overall inventory levels were $123.8 million at June 30, 2007 compared to $121.0 million at March 31, 2007.  We had 107 days of inventory on our balance sheet at June 30, 2007 compared to 107 days at March 31, 2007 and 102 days at June 30, 2006.  At June 30, 2007, $3.3 million of share-based compensation expense was included in inventory compared to $3.2 million at March 31, 2007, as a result of the adoption of SFAS 123R.  The adoption of this accounting standard adversely impacted our gross profit in the quarter ending June 30, 2007, as inventory including share-based compensation was sold.

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

At June 30, 2007, approximately 69% of our assembly requirements were being performed in our Thailand facility, compared to approximately 67% as of June 30, 2006.  Third-party contractors located in Asia perform the balance of our assembly operations.  Substantially all of our test requirements were being performed in our Thailand facility as of June 30, 2007 and June 30, 2006.  We believe that the assembly and test operations performed at our Thailand facility provide us with significant cost savings when compared to third-party contractor assembly and test costs, as well as increased control over these portions of the manufacturing process.

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

Research and Development (R&D)

R&D expenses for the three months ended June 30, 2007 were $29.7 million, or 11.3% of sales, compared to $28.0 million, or 10.7% of sales, for the three months June 30, 2006.  We are committed to investing in new and enhanced products, including development systems software, and in our design and manufacturing process technologies.  We believe these investments are significant factors in maintaining our competitive position.  We expense all R&D costs as incurred.  R&D expenses include labor, depreciation, masks, prototype wafers, and expenses for the development of process technologies, new packages, and software to support new products and design environments.

R&D expenses increased $1.7 million, or 6.1%, for the three months ended June 30, 2007 over the same period last year.  The primary reason for the increase in R&D expenses in these periods was higher labor costs as a result of expanding our internal R&D headcount.

Selling, General and Administrative

Selling, general and administrative expenses for the three months ended June 30, 2007 were $43.8 million, or 16.5% of sales, compared to $40.8 million, or 15.5% of sales, for the three months ended June 30, 2006. Selling, general and administrative expenses include salary expenses related to field sales, marketing and administrative personnel, advertising and promotional expenditures and legal expenses.  Selling, general and administrative expenses also include costs related to our direct sales force and field applications engineers who work in sales offices worldwide to stimulate demand by assisting customers in the selection and use of our products.

Selling, general and administrative expenses increased $3.0 million, or 7.4%, for the three months ended June 30, 2007 over the same period last year.  The primary reason for the increase in selling, general and administrative expenses in these periods was higher labor costs as a result of expanding our internal resources involved in the technical aspect of selling our products.

Selling, general and administrative expenses fluctuate over time, primarily due to revenue and operating expense levels.

Other Income (Expense)

Interest income in the three-month period ended June 30, 2007 increased from interest income in the three-month period ended June 30, 2006 as our average invested cash balances and the average interest rates on those invested cash balances were at higher levels in the period ended June 30, 2007 compared to the same period in the prior fiscal year.

Provision for Income Taxes

Provisions for income taxes reflect tax on foreign earnings and federal and state tax on U.S. earnings.  We had an effective tax rate of 20.3% for the three-month period ending June 30, 2007 and 24.0% for the three-month period ending June 30, 2006.  The lower tax rate in the three months ended June 30, 2007 compared to the same period last year was primarily driven by the impact of the resolution of certain tax matters through a tax settlement that was finalized with the IRS in the fourth quarter of fiscal 2007.

At June 30, 2007, our gross deferred tax asset was $63.3 million.  Our gross deferred tax asset increased by $1.3 million in the three months ended June 30, 2007 compared to the level at March 31, 2007, due primarily to changes in various temporary differences between our book and tax reporting.  At June 30, 2007, our deferred tax liability was $6.2 million.  Our gross deferred tax liability decreased by $2.1 million in the three months ended June 30, 2007 compared to the level at March 31, 2007, due primarily to changes in temporary differences in depreciation between our book and tax reporting.

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

Liquidity and Capital Resources

We had $1,343 million in cash, cash equivalents and short-term and long-term investments at June 30, 2007, an increase of $65.1 million from the March 31, 2007 balance.  The increase in cash, cash equivalents and short-term and long-term investments over this time period is primarily attributable to cash generated from operating activities.

      Net cash provided from operating activities was $122.6 million for the three-month period ended June 30, 2007 compared to $129.8 million for the three-month period ended June 30, 2006.  The change in cash flow from operations was primarily from increases in profitability, changes in accounts receivable, other assets and liabilities, accounts payable and accrued liability balances, and changes in deferred income on shipments to distributors.

During the three months ended June 30, 2007, net cash used in investing activities decreased $314.2 million, to $91.3 million, from $405.5 million for the three months ended June 30, 2006.  The decrease was due primarily to changes in our net purchases, sales and maturities of short-term and long-term investments in the three months ended June 30, 2007.

We enter into hedging transactions from time to time in an attempt to reduce our exposure to currency rate fluctuations.  There were no hedges outstanding at June 30, 2007.  Although none of the countries in which we conduct significant foreign operations have had a highly inflationary economy in the last five years, there is no assurance that inflation rates or fluctuations in foreign currency rates in countries where we conduct operations will not adversely affect our operating results in the future.

Our level of capital expenditures varies from time to time as a result of actual and anticipated business conditions.  Capital expenditures in the three months ended June 30, 2007 were $25.5 million compared to $16.6 million for the three months ended June 30, 2006.  Capital expenditures are primarily for the expansion of production capacity and the addition of research and development equipment.  We currently anticipate spending approximately $70 million during the next 12 months to invest in equipment and facilities to maintain, and selectively increase, capacity to meet our currently anticipated needs.

We expect to finance capital expenditures through our existing cash balances and cash flows from operations.  We believe that the capital expenditures anticipated to be incurred over the next 12 months will provide sufficient manufacturing capacity to meet our currently anticipated needs.

Net cash used in financing activities was $30.8 million for the three months ended June 30, 2007 compared to $152.9 million for the three months ended June 30, 2006.  Proceeds from the exercise of stock options and employee purchases under our employee stock purchase plan were $21.7 million for the three months ended June 30, 2007 and $17.5 million for the three months ended June 30, 2006.  We paid cash dividends to our shareholders of $61.1 million in the three months ended June 30, 2007 and $46.1 million in the three months ended June 30, 2006.  During the three months ended June 30, 2006, we paid down $131.5 million in short-term borrowings.  Excess tax benefits from share-based payment arrangements were $8.7 million in the three months ended June 30, 2007 and $7.1 million in the three months ended June 30, 2006.

On April 22, 2004, our Board of Directors authorized the repurchase of 2.5 million shares of our common stock in the open market or in privately negotiated transactions.  As of June 30, 2007, we had repurchased 1,004,834 shares under this authorization for a total of $26.6 million.  As of June 30, 2007, all of the purchased shares under the authorization were used to fund stock option exercises, vesting of RSUs and purchases under our employee stock purchase plan.  On October 25, 2006, our Board of Directors authorized the repurchase of up to an additional 10 million shares of our common stock in the open market or in privately negotiated transactions.  The timing and amount of any future repurchases will depend upon market conditions, interest rates and corporate considerations.

On October 28, 2002, we announced that our Board of Directors had approved and instituted a quarterly cash dividend on our common stock.  The initial quarterly dividend of $0.02 per share was paid on December 6, 2003 in the aggregate amount of $4.0 million.  We have continued to pay quarterly dividends and have increased the amount of such dividends on a regular basis.  A quarterly dividend of $0.28 per share was paid on May 24, 2007 in the aggregate amount of $61.1 million.  A quarterly dividend of $0.295 per share was declared on July 26, 2007and will be paid on August 23, 2007 to shareholders of record as of August 9, 2007.  We expect the August 2007 cash dividend to be approximately $64.5 million.  Since the inception of our dividend program, we have paid aggregate dividends of $463.6 million.

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

Contractual Obligations

There have not been any material changes in our contractual obligations from what we disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2007.

Off-Balance Sheet Arrangements

As of June 30, 2007, we are not involved in any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Recently Issued Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement 109 (FIN 48).  FIN 48 establishes a single model to address accounting for uncertain tax positions.  FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements.  FIN 48 also provides guidance on de-recognition, measurement classification, interest and penalties, accounting in interim periods, disclosure and transition.  We adopted FIN 48 on April 1, 2007, and did not recognize any cumulative-effect adjustment associated with our unrecognized tax benefits, interest, and penalties.

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

On February 15, 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS No. 159).  Under this Standard, we may elect to report financial instruments and certain other items at fair value on a contract-by-contract basis with changes in value reported in earnings.  This election is irrevocable.  SFAS No. 159 provides an opportunity to mitigate volatility in reported earnings that is caused by measuring hedged assets and liabilities that were previously required to use a different accounting method than the related hedging contracts when the complex provisions of SFAS No. 133 hedge accounting are not met.  SFAS No. 159 is effective for years beginning after November 15, 2007.  Early adoption within 120 days of the beginning of our 2008 fiscal year is permissible, provided we have not yet issued interim financial statements for 2008 and have adopted SFAS No. 157. We are currently evaluating the potential impact of adopting this Standard.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

During the normal course of business, we are subject to a variety of market risks, examples of which include, but are not limited to, interest rate movements and foreign currency fluctuations and collectability of accounts receivable.  We continuously assess these risks and have established policies and procedures to help protect against any material adverse effects of these and other potential exposures.  Although we do not anticipate any material losses in these risk areas, no assurance can be made that material losses will not be incurred in these areas in the future.  During the three months ended June 30, 2007, there were no material changes in our exposure to market risk as disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended March 31, 2007.

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

Changes in Internal Control over Financial Reporting

During the three months ended June 30, 2007, there was no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Sales through distributors accounted for 65% of our net sales in fiscal 2007 and during the first three months of fiscal 2008.  Our two largest distributors together accounted for approximately 21% of our net sales in fiscal 2007.  Our largest distributor accounted for approximately 11% of our net sales during the first three months of fiscal 2008.  We do not have long-term agreements with our distributors and both we and our distributors may each terminate our relationship with little or no advanced notice.  We believe that customers recognize Microchip for its products and brand name and use distributors as an effective supply channel.

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

       We may be unsuccessful in retaining our existing key personnel or in attracting and retaining additional key personnel that we require.  The loss of the services of one or more of our key personnel or the inability to add key personnel could harm our business.  We have no employment agreements with any member of our senior management team.  As a result of the anticipated impact that the adoption of SFAS No. 123R in our first fiscal quarter of 2007 would have on our results of operations, we changed our equity compensation program during fiscal 2006.  We now grant fewer equity based shares per employee and the type of equity instrument is generally restricted stock units rather than stock options.  This change in our equity compensation program may make it more difficult for us to attract or retain qualified management and engineering personnel, which could have an adverse effect on our business.

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

It is also possible that from time to time we may be subject to warranty or product liability claims that could lead to significant expenses related to the defense of such claims, diversion of resources, increased costs associated with the replacement of affected products, lost revenue or delay in recognition of revenue due to cancellation of orders and unpaid receivables, customer imposed fines or penalties for failure to meet contractual requirements, and a requirement to pay damages claims.  Because the systems into which our products are integrated have a higher cost of goods than the products we sell, these expenses and damages may be significantly higher than the sales and profits we received from the products involved.  While we specifically exclude consequential damages in our standard terms and conditions, our ability to avoid such liabilities may be limited by applicable law.  We do have product liability insurance, but we do not expect that insurance will cover all claims or be of a sufficient amount to fully protect against such claims.  Costs or payments we may make in connection with warranty or product liability claims may adversely affect the results of our operations.

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

We do not typically enter into long-term contracts with our customers and we cannot be certain about future order levels from our customers.  When we do enter into customer contracts, the contract is generally cancelable at the convenience of the customer.  Even though we have over 58,000 end customers and our ten largest customers make up approximately 10% of our total revenue, cancellation of long-term and short-term customer contracts could have an adverse financial impact on our revenue and profits.

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

Sales to foreign customers account for a substantial portion of our net sales.  During fiscal 2007 and the first three months of fiscal 2008, approximately 74% of our net sales were made to foreign customers.  We purchase a substantial portion of our raw materials and equipment from foreign suppliers.  In addition, we own product assembly and testing facilities located near Bangkok, Thailand.  We also use various foreign contractors for a portion of our assembly and testing and for a portion of our wafer fabrication requirements.  Substantially all of our finished goods inventory is maintained in Thailand.

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

If any of these risks materialize, our sales could decrease and/or our operating results could suffer.

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

We have insurance contracts with independent insurance companies related to many different types of risk; however, we self-insure for some risks and obligations.  In these circumstances, we have determined that it is more cost effective to self-insure certain risks than to pay the increased premium costs in place since the disruption in the insurance market after the events of September 11, 2001.  The risks and exposures that we self-insure include, but are not limited to, certain property, product defects, political risks, and patent infringement.  Should there be a loss or adverse judgment or other decision in an area for which we are self-insured, then our financial condition, result of operations and liquidity may be adversely affected.

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

MICROCHIP TECHNOLOGY INCORPORATED

Date: August 7, 2007	By: /s/ Gordon W. Parnell
Gordon W. Parnell
Vice President and Chief Financial Officer
(Duly Authorized Officer, and
Principal Financial and Accounting Officer)