Form 10-Q
period 2007-09-30
MICROCHIP TECHNOLOGY INC
filed 2007-11-07
CIK 827054

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007.

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

Large Accelerated Filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  (Check One)

Yes  ☐                      No  ☒

Shares Outstanding of Registrant’s Common Stock
Class	Outstanding at October 31, 2007
Common Stock, $0.001 par value	214,240,668 shares

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

ASSETS
	September 30,	March 31,
	2007	2007
	(Unaudited)	(Note 1)
Cash and cash equivalents	$174,225	$167,477
Short-term investments	659,081	583,000
Accounts receivable, net	125,912	124,559
Inventories	124,587	121,024
Prepaid expenses	22,161	15,547
Deferred tax assets	64,361	61,983
Other current assets	72,184	11,147
Total current assets	1,242,511	1,084,737

Property, plant and equipment, net	536,316	605,722
Long-term investments	415,543	527,910
Goodwill	31,886	31,886
Intangible assets, net	10,199	8,456
Other assets	12,224	10,830

Total assets	$2,248,679	$2,269,541

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable	$39,654	$34,675
Accrued liabilities	52,824	129,882
Deferred income on shipments to distributors	93,383	91,363
Total current liabilities	185,861	255,920

Long-term income tax payable	106,031	---
Deferred tax liability	13,830	8,327
Other long-term liabilities	984	926

Stockholders’ equity:

Preferred stock, $0.001 par value; authorized 5,000,000 shares; noshares issued or outstanding.	---	---
Common stock, $0.001 par value; authorized 450,000,000 shares;
issued 218,789,994 and outstanding 215,464,994 shares at September 30, 2007; issued and outstanding 217,439,960 shares at March 31, 2007.	215	217
Additional paid-in capital	798,680	755,834
Retained earnings	1,271,242	1,255,486
Accumulated other comprehensive loss	(3,015)	(7,169)
Less shares of common stock held in treasury at cost; 3,325,000 shares at September 30, 2007; and no shares at March 31, 2007.	(125,149)	---
Net stockholders’ equity	1,941,973	2,004,368

Total liabilities and stockholders’ equity	$2,248,679	$2,269,541

See accompanying notes to condensed consolidated financial statements

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands except per share amounts)
(Unaudited)

	Three Months Ended September 30,			Six Months Ended September 30,
	2007	2006		2007	2006

Net sales	$258,647		$267,934	$522,719		$530,491
Cost of sales (1)	103,935		105,973	209,462		210,046
Gross profit	154,712		161,961	313,257		320,445

Operating expenses:
Research and development (1)	29,306		29,084	59,052		57,108
Selling, general and administrative (1)	42,969		41,518	86,749		82,297
Loss on sale of Fab 3	26,763		---	26,763		---
	99,038		70,602	172,564		139,405

Operating income	55,674		91,359	140,693		181,040

Other income (expense):
Interest income	14,418		14,981	29,320		28,908
Interest expense	---		(1,767)	---		(4,256)
Other, net	52		16	874		192

Income before income taxes	70,144		104,589	170,887		205,884
Income tax provision	9,465		25,101	29,915		49,412
Net income	$60,679		$79,488	$140,972		$156,472

Basic net income per common share	$0.28		$0.37	$0.65		$0.73
Diluted net income per common share	$0.27		$0.36	$0.63		$0.71
Dividends declared per common share	$0.295		$0.235	$0.575		$0.450

Basic common shares outstanding	216,797		215,025	217,432		214,362
Diluted common shares outstanding	222,004		220,128	222,806		220,869

(1) Includes share-based compensation expense as follow:
Cost of sales	$1,493	$	---	$3,083	$	---
Research and development	2,509		2,522	5,095		4,813
Selling, general and administrative	3,769		3,646	7,626		7,160

See accompanying notes to condensed consolidated financial statements

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)
(Unaudited)
	Six months ended September 30,
	2007	2006
Cash flows from operating activities:
Net income	$140,972	$156,472
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	52,791	58,210
Deferred income taxes	(4,875)	8,642
Share-based compensation expense related to equity incentive plans	15,804	11,973
Excess tax benefit from share-based compensation	(13,737)	(11,250)
Tax benefit from equity incentive plans	14,260	11,255
Gain on sale of assets	(450)	(364)
Loss on sale of Fab 3	26,763	---
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(1,353)	16,249
(Increase) decrease in inventories	(3,421)	768
Increase (decrease) in deferred income on shipments to distributors	2,020	(1,274)
Increase in accounts payable and accrued liabilities	8,918	6,166
Change in other assets and liabilities	(9,655)	(6,112)
Net cash provided by operating activities	228,037	250,735

Cash flows from investing activities:
Purchases of investments	(928,663)	(976,124)
Sales and maturities of investments	970,275	567,725
Investment in other assets	(2,668)	(478)
Proceeds from sale of assets	1,000	1,746
Capital expenditures	(37,245)	(35,914)
Net cash used provided by (used in) investing activities	2,699	(443,045)

Cash flows from financing activities:
Payment of cash dividend	(125,214)	(96,573)
Repurchase of common stock	(150,172)	---
Proceeds from sale of common stock	37,661	33,083
Excess tax benefit from share-based compensation	13,737	11,250
Payments on short-term borrowings	---	(188,154)
Net cash used in financing activities	(223,988)	(240,394)
Net increase (decrease) in cash and cash equivalents	6,748	(432,704)
Cash and cash equivalents at beginning of period	167,477	565,273
Cash and cash equivalents at end of period	$174,225	$132,569

See accompanying notes to condensed consolidated financial statements

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Microchip Technology Incorporated and its wholly-owned subsidiaries (the Company).  All intercompany balances and transactions have been eliminated in consolidation.  We own 100% of the outstanding stock in all of our subsidiaries.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC).  In the opinion of management, all adjustments of a normal recurring nature which are necessary for a fair presentation have been included.  Certain information and footnote disclosures normally included in audited consolidated financial statements have been condensed or omitted pursuant to such SEC rules and regulations.  It is suggested that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2007.  The results of operations for the three and six months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2008 or for any other period.

(2)	Recently Issued Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement 109 (FIN 48). FIN 48 establishes a single model to address accounting for uncertain tax positions.  FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements.  FIN 48 also provides guidance on de-recognition, measurement classification, interest and penalties, accounting in interim periods, disclosure and transition.  The Company adopted FIN 48 on April 1, 2007, and did not recognize any cumulative-effect adjustment associated with its unrecognized tax benefits, interest, and penalties.  See further discussion in Note 8.

In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurement (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements, but does not require any new fair value measurement.  SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.  The Company is in the process of determining the effect, if any, that the adoption of SFAS No. 157 will have on the Company’s consolidated financial statements.  Because SFAS No. 157 does not require any new fair value measurements or re-measurements of previously computed fair values, the Company does not believe the adoption of this Statement will have a material effect on the Company’s results of operations or financial condition.

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

(3)   Loss on Sale of Fab 3

      The Company received an unsolicited offer on its Puyallup, Washington facility (Fab 3) in September 2007.  The Company assessed its available capacity in its current facilities, along with potential available capacity from outside foundries and determined the capacity of Fab 3 would not be required in the near term.  As a result of this assessment, the Company accepted the offer on September 21, 2007 and the transaction closed on October 19, 2007.  The Company received $27.5 million in cash, net of expenses associated with the sale, and recognized a loss on sale of $26.8 million, representing the difference between the carrying value of the assets at September 30, 2007 and the amounts realized subsequent to September 30, 2007.  At September 30, 2007, the $27.5 million of net cash from the sale, which was received in October 2007, was included as a component of other current assets.

(4)           Investments

The Company’s investments are intended to establish a high-quality portfolio that preserves principal, meets liquidity needs, avoids inappropriate concentrations and delivers an appropriate yield in relationship to the Company’s investment guidelines and market conditions.  The following is a summary of available-for-sale securities at September 30, 2007 (amounts in thousands):

	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Government agency bonds	$634,742	$268	$3,128	$631,882
Auction rate securities	159,475	---	---	159,475
Floating rate securities	105,105	---	80	105,025
Municipal bonds	88,730	153	---	88,883
Corporate bonds and certificates of deposit	90,000	---	641	89,359
	$1,078,052	$421	$3,849	$1,074,624

At September 30, 2007, the Company evaluated its investment portfolio, and noted unrealized losses of $3.8 million due to fluctuations in interest rates.  Management does not believe any of the unrealized losses represented an other-than-temporary impairment based on its evaluation of available evidence as of September 30, 2007.  The Company’s intent is to hold these investments until such time as these assets are no longer impaired.  For those investments not scheduled to mature until after September 30, 2008, such recovery is not anticipated to occur in the next year and these investments have been classified as long-term investments.  At September 30, 2007, short-term investments consisted of $659.1 million and long-term investments consisted of $415.5 million.

The amortized cost and estimated fair value of the available-for-sale securities at September 30, 2007, by maturity, are shown below (amounts in thousands).  Expected maturities can differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties, and the Company views its available-for-sale securities as available for current operations.

	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Available-for-sale
Due in one year or less	$228,444	$30	$785	$227,689
Due after one year and through five years	611,400	342	3,064	608,678
Due after five years and through ten years	7,843	17	---	7,860
Due after ten years	230,365	32	---	230,397
	$1,078,052	$421	$3,849	$1,074,624

During the three and six months ended September 30, 2007, the Company did not have any gross realized gains or losses on sales of available-for-sale securities.

Included within the Company’s short-term investments are AA and AAA rated investments in auction rate securities.  Auction rate securities are variable rate debt instruments whose interest rates are reset approximately every 7 to 35 days.  The underlying securities generally have longer dated contractual maturities.  The auction rate securities are classified as available for sale and are recorded at fair value.  Typically, the carrying value of auction rate securities approximates fair value due to the frequent resetting of the interest rates.  In September 2007, auctions for $24.9 million of the Company’s investments in auction rate securities failed.  The failures resulted in the interest rate on these investments resetting at Libor plus 125 or 175 basis points.  The investments are not liquid, and the Company now earns a premium interest rate on the investments.  In the event the Company needed to access these funds, it would not be able to until a future auction on these investments was successful.  If the issuers are unable to successfully close future auctions and their credit ratings deteriorate, the Company may be required to adjust the carrying value of these investments through an impairment charge to earnings.  There are $22.4 million of the failed auctions that are insured for their principal and interest in the case of default.  The fair value of the failed auction rate securities has been estimated based on prices provided by the firms managing the Company’s investments, which could change significantly based on market conditions.  The Company has not recognized any unrealized losses or impairment charges on these investments in the three and six months ended September 30, 2007.  Based on the Company’s ability to access its cash and other short-term investments, its expected operating cash flows, and its other sources of cash, it does not anticipate the lack of liquidity on these investments will affect its ability to operate its business as usual.

(5)	Accounts Receivable

Accounts receivable consists of the following (amounts in thousands):

	September 30, 2007	March 31, 2007

Trade accounts receivable	$128,916	$127,467
Other	295	636
	129,211	128,103
Less allowance for doubtful accounts	3,299	3,544
	$125,912	$124,559

(6)	Inventories

The components of inventories consist of the following (amounts in thousands):

	September 30, 2007	March 31, 2007

Raw materials	$4,653	$5,118
Work in process	91,947	83,783
Finished goods	27,987	32,123
	$124,587	$121,024

Inventory impairment charges establish a new cost basis for inventory and charges are not subsequently reversed to income even if circumstances later suggest that increased carrying amounts are recoverable.

(7)	Property, Plant and Equipment

Property, plant and equipment consists of the following (amounts in thousands):

	September 30, 2007	March 31, 2007

Land	$35,065	$47,212
Building and building improvements	325,663	372,149
Machinery and equipment	1,083,266	1,059,565
Projects in process	76,053	69,040
	1,520,047	1,547,966
Less accumulated depreciation and amortization	983,731	942,244
	$536,316	$605,722

Depreciation expense attributed to property and equipment was $51.9 million in the six months ended September 30, 2007 and $57.3 million in the six months ended September 30, 2006.

As a result of the sale of Fab 3, $54.2 million of net fixed assets were removed from property, plant and equipment as of September 30, 2007.

(8)           Income Taxes

Effective at the beginning of the first quarter of fiscal 2008, the Company adopted the provision of FIN 48, Accounting for Uncertainty in Income Taxes–an Interpretation of FASB Statement No. 109.  The adoption of FIN 48 did not impact the Company’s consolidated balance sheets, statements of operations or statements of cash flows. The total amount of gross unrecognized tax benefits as of the date of adoption was $102.8 million.  The Company historically classified unrecognized tax benefits in current income taxes payable.  As a result of the adoption of FIN 48, unrecognized tax benefits were reclassified to long-term income taxes payable.

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

Loss on Sale of Fab 3

The income tax provision that the Company recorded in the three and six-month periods ended September 30, 2007 was impacted by loss on sale of Fab 3.  There were no such losses in the three and six-month periods ended September 30, 2006.  The following table displays the impact the loss had on the income tax provision that the Company recorded in the three and six-month periods ended September 30, 2007 (amounts in thousands):

	Three Months Ended September 30, 2007	Six Months Ended September 30, 2007
Income before taxes	$70,144	$170,887

Loss on sale of Fab 3	26,763	26,763

Income before taxes excluding loss on sale	96,907	197,650
Effective tax rate	20.40%	20.35%
Income tax provision excluding effect of loss on sale	19,769	40,219
Tax benefit of loss on sale of Fab 3 at 38.5%	10,304	10,304
Income tax provision	$9,465	$29,915

(9)	Comprehensive Income

Comprehensive income consists of net income offset by net unrealized losses on available-for-sale investments.  The components of other comprehensive loss and related tax effects were as follows (amounts in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2007	2006	2007	2006

Decrease in unrealized losses on investments, net of tax effect of $1,513, $1,055, $1,172, and $670, respectively	$5,175	$5,306	$4,153	$3,939

Comprehensive income was $55.5 million and $136.8 million for the three and six months ended September 30, 2007, respectively.  Comprehensive income was $74.2 million and $152.5 million for the three and six months ended September 30, 2006, respectively.

(10)	Employee Benefit Plans

Equity Incentive Plans

The Company has equity incentive plans under which incentive stock options, restricted stock units (RSUs) and non-qualified stock options have been granted to employees and under which non-qualified stock options have been granted to non-employee members of the Board of Directors.  The Company’s 2004 Equity Incentive Plan, as amended and restated (2004 Plan), is shareholder approved and permits the grant of stock options and RSUs to employees, non-employee members of the Board of Directors and consultants.  At September 30, 2007, 11.7 million shares remained available for future grant under the 2004 Plan.

The Board of Directors or the plan administrator determines eligibility, vesting schedules and exercise prices for equity incentives granted under the plans.  Equity incentives granted generally have a term of 10 years, and in the case of newly hired employees, generally vest and become exercisable at the rate of 25% after one year of service and ratably on a monthly or quarterly basis over a period of 36 months thereafter; subsequent equity incentive grants to existing employees generally vest and become exercisable ratably on a monthly or quarterly basis over a period starting in 48 months and ending in 60 months after the date of grant.  Beginning in fiscal 2008, the Company converted its equity granting practices to a quarterly process instead of an annual process.  The quarterly grants generally vest 48 months from the date of grant.

Share-Based Compensation Expense

The following table presents details of share-based compensation expense resulting from the application of SFAS No. 123 (revised 2004), Share-Based Payments (SFAS 123R) (amounts in thousands):

	Three Months Ended September 30,				Six Months Ended September 30,
	2007		2006		2007		2006
Cost of sales	$1,493	(1)	$	---	$3,083	(1)	$	---
Research and development	2,509			2,522	5,095			4,813
Selling, general and administrative	3,769			3,646	7,626			7,160
Pre-tax effect of share-based compensation	7,771			6,168	15,804			11,973
Income tax benefit	1,586			1,481	3,217			2,874
Net income effect of share-based compensation	$6,185			$4,687	$12,587			$9,099
Effect on basic net income per common share	$0.02			$0.02	$0.06			$0.04
Effect on diluted net income per share	$0.03			$0.02	$0.06			$0.05

(1) During the three and six months ended September 30, 2007, $1.6 million and $3.2 million, respectively, was capitalized to inventory and $1.5 million and $3.1 million, respectively, of capitalized inventory was sold.  During the three and six months ended September 30, 2006, $1.7 million and $3.3 million, respectively, was capitalized to inventory.

The amount of unearned share-based compensation currently estimated to be expensed in the remainder of fiscal 2008 through fiscal 2012 related to unvested share-based payment awards at September 30, 2007 is $66.0 million.  The weighted average period over which the unearned share-based compensation is expected to be recognized is approximately 2.57 years.

Combined Incentive Plan Information

RSU activity under the 2004 Plan for the six months ended September 30, 2007 is set forth below:

Number of Shares
Nonvested shares at March 31, 2007	1,687,443
Granted	524,822
Cancelled	(49,768)
Vested	(68,667)
Nonvested shares at September 30, 2007	2,093,830

The total pre-tax intrinsic value of RSUs which vested during the three and six months ended September 30, 2007 was $1.4 million and $2.7 million, respectively.  The aggregate pre-tax intrinsic value of RSUs outstanding at September 30, 2007 was $75.9 million.  The aggregate pre-tax intrinsic value was calculated based on the closing price of the Company’s common stock of $36.32 on September 28, 2007.  At September 30, 2007, the weighted average remaining expense recognition period was 2.99 years.

The weighted average fair values per share of the RSUs awarded are calculated based on the fair market value of the Company’s common stock on the respective grant dates discounted for the Company’s expected dividend yield.  The weighted average fair value per share of RSUs awarded in the three and six months ended September 30, 2007 was $32.43 and $32.47, respectively.

Option activity under the Company’s stock incentive plans for the six months ended September 30, 2007 is set forth below:

	Number of Shares	Weighted Average Exercise Price per Share
Outstanding at March 31, 2007	14,740,546	$21.88
Granted	27,586	37.78
Exercised	(1,761,310)	18.09
Cancelled	(89,879)	24.65
Outstanding at September 30, 2007	12,916,943	$22.42

The total pre-tax intrinsic value of options exercised during the three and six months ended September 30, 2007 was $13.8 million and $37.8 million, respectively.  This intrinsic value represents the difference between the fair market value of the Company’s common stock on the date of exercise and the exercise price of each equity award.

The following table summarizes information about the stock options outstanding at September 30, 2007:

Range of Exercise Prices	Number of Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Life	Number Exercisable	Weighted Average Exercise Price
			(in years)
$4.72 – $15.86	1,466,692	$10.44	1.68	1,466,692	$10.44
15.87 – 15.92	926,769	15.92	3.47	926,769	15.92
15.93 – 18.48	1,733,144	18.40	5.31	1,105,248	18.35
18.49 – 23.39	1,589,791	22.38	3.05	1,589,772	22.38
23.40 – 25.26	898,501	24.19	4.62	898,177	24.19
25.27 – 25.29	1,619,111	25.29	7.49	28,271	25.29
25.30 – 27.00	694,489	26.21	6.26	671,780	26.21
27.01 – 27.05	1,422,574	27.05	6.49	66,772	27.05
27.06 – 27.15	1,510,015	27.15	4.49	1,510,014	27.15
27.16 – 37.84	1,055,857	29.96	6.20	781,033	29.50
	12,916,943	$22.42	4.87	9,044,528	$21.21

The aggregate pre-tax intrinsic value of options outstanding and options exercisable at September 30, 2007 was $179.7 million and $136.7 million, respectively.  The aggregate pre-tax intrinsic values were calculated based on the closing price of the Company’s common stock of $36.32 per share on September 28, 2007.

The weighted average fair value per share of stock options granted in the three and six months ended September 30, 2007 was $12.16 and $12.20, respectively.

The fair value of each stock option award is estimated on the date of the grant using the Black-Scholes-Merton (Black-Scholes) option pricing model.  The following are the weighted average assumptions used in the Black-Scholes model to value the options:

	Six Months Ended September 30,
	2007	2006
Expected life (in years)	6.50	5.46
Expected volatility	38%	41%
Risk-free interest rate	4.50%	4.67%
Expected dividend yield	3.00%	3.00%

Employee Stock Purchase Plan

The Company has an employee stock purchase plan and an international employee stock purchase plan (the Purchase Plans) for all eligible employees.  Under the Purchase Plans, employees may purchase shares of the Company’s common stock at six-month intervals at 85% of fair market value (calculated in the manner provided in the plan).  Employees purchase such stock using payroll deductions, which may not exceed 10% of their total cash compensation.  The Purchase Plans impose certain limitations upon an employee’s right to acquire common stock, including the following:  (i) no employee may purchase more than 7,500 shares of common stock on any purchase date and (ii) no employee may be granted rights to purchase more than $25,000 of common stock for each calendar year in which such rights are at any time outstanding.  At September 30, 2007, 4.5 million shares were available for future issuance under the Purchase Plans.  The Company issued 198,768 shares under the Purchase Plans in the six months ended September 30, 2007.

The weighted average fair values per share of stock purchased in connection with the Company’s stock purchase plan have been estimated using the Black-Scholes option pricing model with the following assumptions:

	Six Months Ended September 30,
	2007	2006
Expected life (in years)	0.50	0.50
Expected volatility	27%	31%
Risk-free interest rate	4.20%	5.25%
Expected dividend yield	3.00%	3.00%

(11)	Net Income Per Share

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Six Months Ended September 30,
	2007	2006	2007	2006

Net income	$60,679	$79,488	$140,972	$156,472

Weighted average common shares outstanding	216,797	215,025	217,432	214,362

Dilutive effect of stock options and RSUs	5,207	5,103	5,374	6,507

Weighted average common and potential common shares outstanding	222,004	220,128	222,806	220,869

Basic net income per common share	$0.28	$0.37	$0.65	$0.73

Diluted net income per common share	$0.27	$0.36	$0.63	$0.71

(12)	Stock Repurchase

On April 22, 2004, the Company announced that its Board of Directors had authorized the Company to purchase up to 2.5 million shares of its common stock in the open market or in privately negotiated transactions.  As of September 30, 2007, the Company had repurchased 2.5 shares under this authorization for $82.0 million.  On October 25, 2006, the Company announced that its Board of Directors had authorized the repurchase of up to an additional 10 million shares of its common stock in the open market or in privately negotiated transactions.  As of September 30, 2007, the Company had repurchased 2,506,565 shares under this authorization for $94.7 million.  As of September 30, 2007, approximately 3,325,000 shares remained as treasury shares with the balance of the shares being used to fund share issuance requirements under the Company’s equity incentive plans.  The timing and amount of future repurchases will depend upon market conditions, interest rates and corporate considerations.

(13)	Dividends

On October 28, 2002, the Company announced that its Board of Directors had approved and instituted a quarterly cash dividend on its common stock.  A quarterly cash dividend of $0.295 per share was paid on August 23, 2007 in the aggregate amount of $64.1 million.  A quarterly cash dividend of $0.31 per share was declared on October 23, 2007 and will be paid on November 20, 2007 to shareholders of record as of November 6, 2007.  The Company expects the November 2007 payment of its quarterly cash dividend to be approximately $67.0 million.

(14)	Subsequent Events

In October 2007, the Company obtained notification from a foreign taxing authority that previously filed tax returns for fiscal 2004 and fiscal 2005 that were under examination would not be adjusted and would be accepted as filed.  As a result, the Company changed its judgment about certain unrecognized tax benefits resulting in a tax benefit of approximately $5.7 million which will be recognized in the quarter ending December 31, 2007.  The accrued liability of $5.7 million has been reclassified from long-term income tax payable to accrued liabilities at September 30, 2007.

The Company purchased 2,046,900 shares of its common stock in open market transactions for $65.9 million in October and November 2007 up through November 5, 2007.  The timing and amount of future repurchases will depend upon market conditions, interest rates and corporate considerations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

    This report, including “Part I – Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part II - Item 1A Risk Factors” contains certain forward-looking statements that involve risks and uncertainties, including statements regarding our strategy, financial performance and revenue sources.  We use words such as “anticipate,” “believe,” “plan,” “expect,” “future,” “intend” and similar expressions to identify forward-looking statements.  Our actual results could differ materially from the results anticipated in these forward-looking statements as a result of certain factors including those set forth under “Risk Factors,” beginning at page 30 and elsewhere in this Form 10-Q.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  You should not place undue reliance on these forward-looking statements.  We disclaim any obligation to update information contained in any forward-looking statement.  These forward-looking statements include, without limitation, statements regarding the following:

•	The effects and amount of competitive pricing pressure on our product lines;
•	Our ability to moderate future average selling price declines;
•	The effect of product mix on gross margin;
•	The amount of changes in demand for our products and those of our customers;
•	The level of orders that will be received and shipped within a quarter;
•	The effect that distributor and customer inventory holding patterns will have on us;
•	Our belief that customers recognize our products and brand name and use distributors as an effective supply channel;
•	Our belief that our direct sales personnel combined with our distributors provide an effective means of reaching our customer base;
•	Our ability to increase the proprietary portion of our analog and interface product lines and the effect of such an increase;
•	The impact of any supply disruption we may experience;
•	Our ability to effectively utilize our facilities at appropriate capacity levels and anticipated costs;
•	That our capital expenditures over the next 12 months will provide sufficient manufacturing capability to meet our anticipated needs;
•	That manufacturing costs will be reduced by our transition to advanced process technologies;
•	Our ability to maintain manufacturing yields;
•	Continuing our investments in new and enhanced products;
•	Continuing our investments in auction rate securities;
•	The ability to attract and retain qualified personnel;
•	The cost effectiveness of using our own assembly and test operations;
•	Our anticipated level of capital expenditures;
•	Continuing to receive patents on our inventions;
•	Continuation of quarterly cash dividends;
•	The sufficiency of our existing sources of liquidity;
•	The impact of seasonality on our business;
•	Expected impact of SFAS 123R on our business and related assumptions used in such analysis;
•	That the resolution and costs of legal actions will not harm our business;
•	That the idling of assets will not impair the value of such assets;
•	The recoverability of our deferred tax assets;
•	The adequacy of our tax reserves to offset any potential tax liabilities;
•	Our belief that the expiration of any tax holidays will not have a material impact;
•	The ability to obtain title to land underlying our Thailand facility, its fair value and adequacy of associated reserves;
•	The accuracy of our estimates of the useful life and values of our property and equipment;
•	Our ability to obtain intellectual property licenses and minimize the effects of litigation;
•	The level of risk we are exposed to for product liability claims;
•	The amount of labor unrest, political instability, governmental interference and changes in general economic conditions that we experience;
•	The effect of changes in market interest rates on income and/or cash flows;
•	The effect of fluctuations in currency rates;
•	The timing and amount of repurchases of our common stock;
•	The availability of financing on acceptable terms;
•	The effect of expansion of environmental laws; and
•	The impact of export regulations on our business.

We begin our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) with a summary of Microchip’s overall business strategy to give the reader an overview of the goals of our business and the overall direction of our business and products.  This is followed by a discussion of the Critical Accounting Policies and Estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results.  We then discuss our Results of Operations for the three and six months ended September 30, 2007 compared to the three and six months ended September 30, 2006.  We then provide an analysis of changes in our balance sheet and cash flows, and discuss our financial commitments in sections titled “Liquidity and Capital Resources,” “Contractual Obligations” and “Off-Balance Sheet Arrangements.”

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

Share-based Compensation

In the first quarter of fiscal 2007, we adopted SFAS No. 123R, which requires the measurement at fair value and recognition of compensation expense for all share-based payment awards, including grants of employee stock options, RSUs and employee stock purchase rights, to be recognized in our financial statements based on their respective grant date fair values.  Total share-based compensation during the six months ended September 30, 2007 was $15.9 million, of which $12.7 million was reflected in operating expenses and $3.2 million was capitalized to inventory.  Share-based compensation reflected in cost of sales during the six months ended September 30, 2007 was $3.1 million.

Determining the appropriate fair-value model and calculating the fair value of share-based awards at the date of grant requires judgment.  The fair value of our RSUs is based on the fair market value of our common stock on the date of grant discounted for expected future dividends.  We use the Black-Scholes option pricing model to estimate the fair value of employee stock options and rights to purchase shares under stock participation plans, consistent with the provisions of SFAS No. 123R.  Option pricing models, including the Black-Scholes model, also require the use of input assumptions, including expected volatility, expected life, expected dividend rate, and expected risk-free rate of return.  We use a blend of historical and implied volatility based on options freely traded in the open market as we believe this is more reflective of market conditions and a better indicator of expected volatility than using purely historical volatility.  The expected life of the awards is based on historical and other economic data trended into the future.  The risk-free interest rate assumption is based on observed interest rates appropriate for the terms of our awards.  The dividend yield assumption is based on our history and expectation of future dividend payouts.  SFAS No. 123R requires us to develop an estimate of the number of share-based awards which will be forfeited due to employee turnover.  Quarterly changes in the estimated forfeiture rate can have a significant effect on reported share-based compensation, as the effect of adjusting the rate for all expense amortization after April 1, 2006 is recognized in the period the forfeiture estimate is changed.  If the actual forfeiture rate is higher or lower than the estimated forfeiture rate, then an adjustment is made to increase or decrease the estimated forfeiture rate, which will result in a decrease or increase to the expense recognized in the financial statements.  If forfeiture adjustments are made, they would affect our gross margin, research and development expenses, and selling, general, administrative expenses.  The effect of forfeiture adjustments in fiscal 2007 and the first two quarters of fiscal 2008 were immaterial.

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

Income Taxes

As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate.  This process involves estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes.  These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet.  We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income within the relevant jurisdiction and to the extent we believe that recovery is not likely, we must establish a valuation allowance.  We have not provided for a valuation allowance because we believe that it is more likely than not that our deferred tax assets will be recovered from future taxable income.  Should we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.  At September 30, 2007, our gross deferred tax asset was $64.4 million.

Various taxing authorities in the United States and other countries in which we do business scrutinize the tax structures employed by businesses.  Companies of our size and complexity are regularly audited by the taxing authorities in the jurisdictions in which they conduct significant operations.  We are currently under audit by the

United States Internal Revenue Service (IRS) for our fiscal years ended March 31, 2002, 2003 and 2004.  We recognize liabilities for anticipated tax audit issues in the United States and other tax jurisdictions based on our estimate of whether, and the extent to which, additional tax payments are probable.  We believe that we maintain adequate tax reserves to offset any potential tax liabilities that may arise upon these and other pending audits in the United States and other countries in which we do business.  If such amounts ultimately prove to be unnecessary, the resulting reversal of such reserves would result in tax benefits being recorded in the period the reserves are no longer deemed necessary.  If such amounts ultimately prove to be less than an ultimate assessment, a future charge to expense would be recorded in the period in which the assessment is determined.

Property, Plant and Equipment

Property, plant and equipment are stated at cost.  Major renewals and improvements are capitalized, while maintenance and repairs are expensed when incurred.  At September 30, 2007, the carrying value of our property and equipment totaled $536.3 million, which represents 23.9% of our total assets.  This carrying value reflects the application of our property and equipment accounting policies, which incorporate estimates, assumptions and judgments relative to the useful lives of our property and equipment.  Depreciation is provided on a straight-line basis over the estimated useful lives of the related assets, which range from five to seven years on manufacturing equipment and approximately 30 years on buildings.

We began production activities at Fab 4 on October 31, 2003.  We began to depreciate the Fab 4 assets as they were placed in service for production purposes.  As of September 30, 2007, all of the buildings and supporting facilities were being depreciated as well as the manufacturing equipment that had been placed in service.  All manufacturing equipment that was not being used in production activities was maintained in projects in process and is not being depreciated until it is placed into service since management believes there will be no change to its utility from the present time until it is placed into productive service.  The lives to be used for depreciating this equipment at Fab 4 will be evaluated at such time as the assets are placed in service.  We do not believe that the temporary idling of such assets has impaired the estimated life or carrying values of the underlying assets.

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

Litigation

Our current estimated range of liability related to pending litigation is based on the probable loss of claims for which we can estimate the amount and range of loss.  Recorded reserves were not significant at September 30, 2007.

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

Results of Operations

The following table sets forth certain operational data as a percentage of net sales for the periods indicated:

	Three Months Ended September 30,		Six Months Ended September 30,
	2007	2006	2007	2006

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	40.2%	39.5%	40.1%	39.6%
Gross profit	59.8%	60.5%	59.9%	60.4%
Research and development	11.3%	10.9%	11.3%	10.8%
Selling, general and administrative	16.6%	15.5%	16.6%	15.5%
Loss on sale of Fab 3	10.4%	---%	5.1%	---%
Operating income	21.5%	34.1%	26.9%	34.1%

Net Sales

We operate in one industry segment and engage primarily in the design, development, manufacture and marketing of semiconductor products.  We sell our products to distributors and original equipment manufacturers, referred to as OEMs, in a broad range of market segments, perform ongoing credit evaluations of our customers and generally require no collateral.

Our net sales for the quarter ended September 30, 2007 were $258.6 million, a decrease of 2.1% from the previous quarter’s sales of $264.1 million, and a decrease of 3.5% from net sales of $267.9 million in the quarter ended September 30, 2006.  The changes in net sales in these periods resulted primarily from changes in market conditions across all of our product lines.  Average selling prices for our products were down approximately 6% for the three and six-month periods ended September 30, 2007 over the corresponding periods of the previous fiscal year.  The number of units of our products sold were up approximately 3% and 2% for the three and six-month periods ended September 30, 2007 over the corresponding periods of the previous fiscal year.  The average selling prices and the unit volumes of our sales are impacted by the mix of our products sold.  Key factors in achieving the amount of net sales during the three and six-month periods ended September 30, 2007 include:

•	overall demand for our products;
•	increasing semiconductor content in our customers’ products;
•	customers’ increasing needs for the flexibility offered by our programmable solutions;
•	our new product offerings that have increased our served available market;
•	economic conditions in the markets we serve, specifically housing and consumer; and
•	inventory holding patterns of our customers.

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

Sales by product line for the three and six months ended September 30, 2007 and 2006 were as follows (dollars in thousands):

	Three Months Ended September 30, (unaudited)				Six Months Ended September 30, (unaudited)
	2007	%	2006	%	2007	%	2006	%

Microcontrollers	$205,529	79.5%	$214,778	80.2%	$418,834	80.1%	$426,094	80.3%
Memory products	32,637	12.6%	32,131	12.0%	62,928	12.0%	62,738	11.8%
Analog and interface products	20,481	7.9%	21,025	7.8%	40,957	7.9%	41,659	7.9%
Total sales	$258,647	100.0%	$267,934	100.0%	$522,719	100.0%	$530,491	100.0%

Microcontrollers

Our microcontroller product line represents the largest component of our total net sales.  Microcontrollers and associated application development systems accounted for approximately 79.5% of our total net sales for the three-month period ended September 30, 2007 and approximately 80.1% of our total net sales for the six-month period ended September 2007 compared to approximately 80.2% of our total net sales for the three-month period ended September 30, 2006 and approximately 80.3% of our total net sales for the six-month period ended September 30, 2006.

Net sales of our microcontroller products decreased approximately 4.3% in the three-month period ended September 30, 2007 and 1.7% in the six-month period ended September 30, 2007 compared to the three and six-month periods ended September 30, 2006.  These sales decreases were primarily due to economic conditions in the markets we serve and other factors described on page 20 above.  The end markets that we serve include the consumer, automotive, industrial control, communications and computing markets.

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

Memory Products

Sales of our memory products accounted for approximately 12.6% of our total net sales for the three-month period ended September 30, 2007 and 12.0% of our total net sales for the six-month period ended September 30, 2007 compared to approximately 12.0% of our total net sales for the three-month period ended September 30, 2006 and 11.8% of our total net sales in the six-month period ended September 30, 2006.

Net sales of our memory products increased approximately 1.6% in the three-month period ended September 30, 2007 and 0.3% in the six-month period ended September 30, 2007 compared to the three and six-month periods ended September 30, 2006.  These sales increases were driven by customer demand conditions within the Serial EEPROM market which products comprise substantially all of our memory product net sales.

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

Analog and Interface Products

Sales of our analog and interface products accounted for approximately 7.9% of our total net sales for the three-month period ended September 30, 2007 and 7.9% of our total net sales for the six-month period ended September 30, 2007 compared to approximately 7.8% of our total net sales for the three-month period ended September 30, 2006 and 7.9% of our total net sales for the six-month period ended September 30, 2006.

Net sales of our analog and interface products decreased approximately 2.6% in the three-month period ended September 30, 2007 and 1.7% in the six-month period ended September 30, 2007 compared to the three and six-month periods ended September 30, 2006.  These sales decreases in our analog and interface products were driven by supply and demand conditions within the analog and interface market.

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

Distribution

Distributors accounted for approximately 64% of our net sales in the three-month periods ended September 30, 2007 and 2006.  Distributors accounted for approximately 65% of our net sales in the six-month periods ended September 30, 2007 and 2006.

Our largest distributor accounted for approximately 12% of our net sales in the three-month period ended September 30, 2007 and 11% in the six months ended September 30, 2007.  Our two largest distributors accounted for approximately 21% of our net sales in the three and six-month periods ended September 30, 2006.

Generally, we do not have long-term agreements with our distributors and we, or our distributors, may terminate our relationships with each other with little or no advanced notice.  The loss of, or the disruption in the operations of, one or more of our distributors could reduce our future net sales in a given quarter and could result in an increase in inventory returns.

At September 30, 2007, our distributors were maintaining an average of approximately 1.9 months of inventory of our products.  Over the past three fiscal years, the months of inventory maintained by our distributors have fluctuated between approximately 1.8 and 2.8 months.  Thus, inventory levels at our distributors are at the low end of the range we have experienced over the last three years.  As we recognize revenue based on sell through for all of our distributors, we do not believe that inventory holding patterns at our distributors will materially impact our net sales.

Sales by Geography

Sales by geography for the three and six-month periods ended September 30, 2007 and 2006 were as follows (dollars in thousands):

	Three Months Ended September 30, (unaudited)				Six Months Ended September 30, (unaudited)
	2007	%	2006	%	2007	%	2006	%

Americas	$69,900	27.0%	$73,629	27.5%	$140,305	26.8%	$147,208	27.8%

Europe	75,195	29.1%	73,857	27.6%	155,036	29.7%	147,599	27.8%

Asia	113,552	43.9%	120,448	44.9%	227,378	43.5%	235,684	44.4%

Total sales	$258,647	100.0%	$267,934	100.0%	$522,719	100.0%	$530,491	100.0%

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

Sales to foreign customers accounted for approximately 74% of our net sales in the three and six-month periods ended September 30, 2007 and 73% in the three and six-month periods ended September 30, 2006.  Substantially all of our foreign sales are U.S. dollar denominated.

Gross Profit

Our gross profit was $154.7 million in the three months ended September 30, 2007 and $162.0 million in the three months ended September 30, 2006.  Our gross profit was $313.3 in the six months ended September 30, 2007 and $320.4 million in the six months ended September 30, 2006.  Gross profit as a percentage of sales was 59.8% in the three months ended September 30, 2007 and 60.5% in the three months ended September 30, 2006.  Gross profit as a percentage of sales was 59.9% in the six months ended September 30, 2007 and 60.4% in the six months ended September 30, 2006.

The most significant factors affecting our gross profit percentage in the periods covered by this report were:

•
increased cost of sales of $1.5 million and $3.1 million in the three and six months ended September 30, 2007, respectively, compared to the prior year periods, associated with share-based compensation expense under the SFAS 123R;

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

During the three-month period ended September 30, 2007, we operated at approximately 99% of our Fab 2 capacity, which is approximately the same level of utilization from the same period of the previous fiscal year. Our utilization of Fab 4’s total capacity is at relatively low levels although we are utilizing all of the installed equipment base.  We expect to maintain approximately the same levels of capacity utilization at Fab 2 and Fab 4 during the third quarter of fiscal 2008.

The process technologies utilized impact our gross margins.  Fab 2 currently utilizes various manufacturing process technologies, but predominantly utilizes our 0.5 to 1.0 micron processes.  At September 30, 2007, Fab 4 predominantly utilized our 0.5 micron process technology.  We continue to transition products to more advanced process technologies to reduce future manufacturing costs.  All of our production has been on 8-inch wafers for the periods covered by this report.

Our overall inventory levels were $124.6 million at September 30, 2007 compared to $121.0 million at March 31, 2007.  We had 109 days of inventory on our balance sheet at September 30, 2007 compared to 107 days at March 31, 2007 and 101 days at September 30, 2006.  At September 30, 2007, $3.4 million of share-based compensation expense was included in inventory compared to $3.2 million at March 31, 2007, as a result of the adoption of SFAS 123R.  The adoption of this accounting standard adversely impacted our gross profit in the quarter ending September 30, 2007, as inventory including share-based compensation was sold.

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

At September 30, 2007, approximately 68% of our assembly requirements were being performed in our Thailand facility, compared to approximately 75% as of September 30, 2006.  Third-party contractors located in Asia perform the balance of our assembly operations.  Substantially all of our test requirements were being performed in our Thailand facility as of September 30, 2007 and September 30, 2006.  We believe that the assembly and test operations performed at our Thailand facility provide us with significant cost savings when compared to third-party contractor assembly and test costs, as well as increased control over these portions of the manufacturing process.

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

Research and Development (R&D)

R&D expenses for the three months ended September 30, 2007 were $29.3 million, or 11.3% of sales, compared to $29.1 million, or 10.9% of sales, for the three months September 30, 2006.  R&D expenses for the six months ended September 30, 2007 were $59.1 million, or 11.3% of sales, compared to $57.1 million, or 10.8% of sales, for the six months ended September 30, 2006.  We are committed to investing in new and enhanced products, including development systems software, and in our design and manufacturing process technologies.  We believe these investments are significant factors in maintaining our competitive position.  We expense all R&D costs as incurred.  R&D expenses include labor, depreciation, masks, prototype wafers, and expenses for the development of process technologies, new packages, and software to support new products and design environments.

R&D expenses increased $0.2 million, or 0.8%, for the three months ended September 30, 2007 over the same period last year.  R&D expenses increased $1.9 million, or 3.4%, for the six months ended September 30, 2007 over the same period last year.  The primary reasons for the increases in R&D expenses in these periods was higher labor costs as a result of expanding our internal R&D headcount.

Selling, General and Administrative

Selling, general and administrative expenses for the three months ended September 30, 2007 were $43.0 million, or 16.6% of sales, compared to $41.5 million, or 15.5% of sales, for the three months ended September 30, 2006.  Selling, general and administrative expense for the six months ended September 30, 2007 were $86.7 million, or 16.6% of sales, compared to $82.3 million or 15.5% of sales, for the six months ended September 30, 2006.  Selling, general and administrative expenses include salary expenses related to field sales, marketing and administrative personnel, advertising and promotional expenditures and legal expenses.  Selling, general and administrative expenses also include costs related to our direct sales force and field applications engineers who work in sales offices worldwide to stimulate demand by assisting customers in the selection and use of our products.

Selling, general and administrative expenses increased $1.5 million, or 3.5%, for the three months ended September 30, 2007 over the same period last year.  Selling, general and administrative expenses increased $4.4 million, or 5.4%, for the six months ended September 30, 2007 over the same period last year.  The primary reason for the increases in selling, general and administrative expenses in these periods was higher labor costs as a result of expanding our internal resources involved in the technical aspect of selling our products.

Selling, general and administrative expenses fluctuate over time, primarily due to revenue and operating expense levels.

Loss on Sale of Fab 3

In August 2002, we acquired a semiconductor manufacturing facility in Gresham, Oregon, referred to as Fab 4.  After the acquisition of Fab 4 was completed, we undertook an analysis of the potential production capacity at Fab 4.  The results of the production capacity analysis led us to determine that Fab 3’s capacity would not be needed in the foreseeable future and during the second quarter of fiscal 2003 we committed to a plan to sell Fab 3.  Accordingly, Fab 3 was classified as an asset held-for-sale as of September 30, 2002, and we maintained that classification until March 31, 2005.

On March 31, 2005, we changed the classification of Fab 3 from an asset held-for-sale to an asset held-for-future-use and began to depreciate the asset.  Fab 3 had been on the market for over two years, and we had not received any acceptable offers on the facility.  Over that period of time, our business had increased significantly and we thought that over the next several years we would need to begin planning for future wafer fabrication capacity as a larger percentage of Fab 4’s clean room capacity was utilized.  We determined that the appropriate action to take was to stop actively marketing the Fab 3 facility and hold it for future use.  As a result of this change in classification, we had to assess the fair value of the Fab 3 asset to determine if any additional impairment charge was required upon the change in classification from held-for-sale to held-for-future-use under SFAS No. 144.  We performed a discounted cash flow analysis of the Fab 3 asset based on various financial projections in developing the fair value estimate given that it was the best available valuation technique for the asset.  The discounted cash flow analysis confirmed the carrying value of the Fab 3 asset at March 31, 2005 was not in excess of its fair value.  No indicators of impairment for the Fab 3 asset arose between March 31, 2005 and September 30, 2007.

We received an unsolicited offer on the Fab 3 facility in September 2007.  We assessed our available capacity in our current facilities, along with our capacity available from outside foundries and determined the capacity of Fab 3 would not be required in the near term.  As a result of this assessment, we accepted the offer on September 21, 2007 and the transaction closed on October 19, 2007.  We received $27.5 million in cash net of expenses associated with the sale and recognized an impairment charge of $26.8 million on the sale of Fab 3, representing the difference between the carrying value of the assets at September 30, 2007 and the amounts realized subsequent to September 30, 2007.  As of September 30, 2007, the $27.5 million of net cash from the sale, which was received in October 2007, was included as a component of other current assets.

Other Income (Expense)

Interest income in the three and six-month periods ended September 30, 2007 increased from interest income in the three and six-month periods ended September 30, 2006 as our average invested cash balances and the average interest rates on those invested cash balances were at higher levels in the periods ended September 30, 2007 compared to the same periods in the prior fiscal year.

Provision for Income Taxes

Provisions for income taxes reflect tax on foreign earnings and federal and state tax on U.S. earnings.  We had an effective tax rate of 13.5% for the three-month period ended September 30, 2007 and 17.5% in the six-month period ending September 30, 2007 and 24.0% for the three and six-month period ending September 30, 2006.  The lower tax rates in the three and six months ended September 30, 2007 compared to the same periods last year were driven by the U.S. tax benefit associated with the sale of Fab 3 and the impact of the resolution of certain tax matters through a tax settlement that was finalized with the IRS in the fourth quarter of fiscal 2007.

At September 30, 2007, our gross deferred tax asset was $64.4 million.  Our gross deferred tax asset increased by $2.4 million in the six months ended September 30, 2007 compared to the level at March 31, 2007, due primarily to changes in various temporary differences between our book and tax reporting.  At September 30, 2007, our deferred tax liability was $13.8 million.  Our gross deferred tax liability increased by $5.5 million in the three and six months ended September 30, 2007 compared to the level at March 31, 2007, due primarily to changes in temporary differences in depreciation between our book and tax reporting.

Our Thailand manufacturing operations currently benefit from tax holidays that have been granted to us by the Thailand government based on our investments in property, plant and equipment in Thailand.  Our tax holiday periods in Thailand expire at various times in the future.  One of our Thailand tax holidays expired in September 2006 and the expiration did not have a material impact on our effective tax rate.  We do not expect the future expiration of any of our tax holiday periods in Thailand to have a material impact on our effective tax rate.  Any expiration of tax holidays are expected to have a minimal impact on our overall tax expense due to other tax holidays and an increase in income in other taxing jurisdictions with lower statutory rates.

Liquidity and Capital Resources

We had $1,248.8 million in cash, cash equivalents and short-term and long-term investments at September 30, 2007, a decrease of $29.5 million from the March 31, 2007 balance.  The decrease in cash, cash equivalents and short-term and long-term investments over this time period is primarily attributable to cash generated from operating activities being offset by dividends and stock repurchase activity in the six months ended September 30, 2007.

Net cash provided from operating activities was $228.0 million for the six-month period ended September 30, 2007 compared to $250.7 million for the six-month period ended September 30, 2006.  The change in cash flow from operations was primarily from changes in accounts receivable, other assets and liabilities, accounts payable and accrued liability balances, and changes in deferred taxes.

During the six months ended September 30, 2007, net cash provided by investing activities was $2.7 million.  During the six months ended September 30, 2006, net cash used in investing activities was $443.0 million.  The increase in cash was due primarily to changes in our net purchases, sales and maturities of short-term and long-term investments in the six-month period ended September 30, 2007.

We enter into hedging transactions from time to time in an attempt to reduce our exposure to currency rate fluctuations.  There were no hedges outstanding at September 30, 2007.  Although none of the countries in which we conduct significant foreign operations have had a highly inflationary economy in the last five years, there is no assurance that inflation rates or fluctuations in foreign currency rates in countries where we conduct operations will not adversely affect our operating results in the future.

Our level of capital expenditures varies from time to time as a result of actual and anticipated business conditions.  Capital expenditures in the six months ended September 30, 2007 were $37.2 million compared to $35.9 million for the six months ended September 30, 2006.  Capital expenditures are primarily for the expansion of production capacity and the addition of research and development equipment.  We currently anticipate spending approximately $70 million during the next 12 months to invest in equipment and facilities to maintain, and selectively increase, capacity to meet our currently anticipated needs.

We expect to finance capital expenditures through our existing cash balances and cash flows from operations.  We believe that the capital expenditures anticipated to be incurred over the next 12 months will provide sufficient manufacturing capacity to meet our currently anticipated needs.

Net cash used in financing activities was $224.0 million for the six months ended September 30, 2007 compared to $240.4 million for the six months ended September 30, 2006.  Proceeds from the exercise of stock options and employee purchases under our employee stock purchase plan were $37.7 million for the six months ended September 30, 2007 and $33.1 million for the six months ended September 30, 2006.  We paid cash dividends to our shareholders of $125.2 million in the six months ended September 30, 2007 and $96.6 million in the six months ended September 30, 2006.  During the six months ended September 30, 2007, we repurchased $150.2 million of our common stock.  During the six months ended September 30, 2006, we paid down $188.2 million in short-term borrowings.  Excess tax benefits from share-based payment arrangements were $13.7 million in the six months ended September 30, 2007 and $11.3 million in the six months ended September 30, 2006.

On April 22, 2004, our Board of Directors authorized the repurchase of 2.5 million shares of our common stock in the open market or in privately negotiated transactions.  As of September 30, 2007, we had repurchased all 2.5 million shares under this authorization for a total of $82.0 million.  On October 25, 2006, our Board of Directors authorized the repurchase of up to an additional 10 million shares of our common stock in the open market or in privately negotiated transactions.  As of September 30, 2007, we had repurchased 2,506,565 shares under this authorization for $94.7 million.  As of September 30, 2007, approximately 3,325,000 shares remained as treasury shares with the balance of shares being used to fund share issuance requirements under our equity incentive plans.  The timing and amount of any future repurchases will depend upon market conditions, interest rates and corporate considerations.

On October 28, 2002, we announced that our Board of Directors had approved and instituted a quarterly cash dividend on our common stock.  The initial quarterly dividend of $0.02 per share was paid on December 6, 2003 in the aggregate amount of $4.0 million.  We have continued to pay quarterly dividends and have increased the amount of such dividends on a regular basis.  A quarterly dividend of $0.295 per share was paid on August 23, 2007 in the aggregate amount of $64.1 million.  A quarterly dividend of $0.31 per share was declared on October 23, 2007 and will be paid on November 20, 2007 to shareholders of record as of November 6, 2007.  We expect the November 2007 cash dividend to be approximately $67.0 million.  Since the inception of our dividend program, we have paid aggregate dividends of $527.7 million.

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

Off-Balance Sheet Arrangements

As of September 30, 2007, we are not involved in any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement 109 (FIN 48).  FIN 48 establishes a single model to address accounting for uncertain tax positions.  FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements.  FIN 48 also provides guidance on de-recognition, measurement classification, interest and penalties, accounting in interim periods, disclosure and transition.  We adopted FIN 48 on April 1, 2007, and did not recognize any cumulative-effect adjustment associated with our unrecognized tax benefits, interest, and penalties.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements, but does not require any new fair value measurement.  SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.  We are in the process of determining the effect, if any, that the adoption of SFAS No. 157 will have on our consolidated financial statements.  Because SFAS No. 157 does not require any new fair value measurements or re-measurements of previously computed fair values, we do not believe the adoption of this Statement will have a material effect on our results of operations or financial condition.

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

Included within our investment portfolio are $159.5 million of AA and AAA rated investments in auction rate securities. In September 2007, auctions for $24.9 million of our investments in auction rate securities failed.  The failures resulted in the interest rate on these investments resetting at Libor plus 125 or 175 basis points.  While we now earn a premium interest rate on the investments, the investments are not liquid.  All of our holdings in investments where the auctions have failed are owned by one of our non U.S. subsidiaries and these funds are permanently invested offshore and are not required for our ongoing operations.  In the event we need to access these funds, we will not be able to until a future auction on these investments is successful.  If the issuers are unable to successfully close future auctions and their credit ratings deteriorate, we may be required to adjust the carrying value of these investments through an impairment charge to earnings.  There are $22.4 million of the failed auctions that are insured for their principal and interest in the case of default.  Based on our ability to access our cash and other short-term investments, our expected operating cash flows, and our other sources of cash, we do not anticipate the lack of liquidity on these investments will affect our ability to operate our business as usual.  We have continued to invest a portion of our portfolio in auction rate securities where the underlying assets have not been impacted by the current liquidity issues in the marketplace.  Our continued investments in auction rate securities are primarily in municipal bond auction rate structures.  We have not had any additional securities fail the auction process.

During the normal course of business, we are subject to a variety of market risks, examples of which include, but are not limited to, interest rate movements and foreign currency fluctuations and collectability of accounts receivable.  We continuously assess these risks and have established policies and procedures to help protect against any material adverse effects of these and other potential exposures.  Although we do not anticipate any material losses in these risk areas, no assurance can be made that material losses will not be incurred in these areas in the future.  During the six months ended September 30, 2007, there were no material changes in our exposure to market risk as disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended March 31, 2007 other than the auction rate securities described above.

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

Changes in Internal Control over Financial Reporting

During the six months ended September 30, 2007, there was no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Sales through distributors accounted for 65% of our net sales in fiscal 2007 and the first six months of fiscal 2008.  Our two largest distributors together accounted for approximately 21% of our net sales in fiscal 2007.  Our largest distributor accounted for approximately 11% of our net sales during the first six months of fiscal 2008.  We do not have long-term agreements with our distributors and both we and our distributors may each terminate our relationship with little or no advanced notice.  We believe that customers recognize Microchip for its products and brand name and use distributors as an effective supply channel.

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

The semiconductor industry is characterized by seasonality and wide fluctuations of supply and demand.  Since a significant portion of our revenue is from consumer markets and international sales, our business may be subject to seasonally lower revenues in particular quarters of our fiscal year.  However, broad strength in our overall business in certain recent periods and semiconductor industry conditions have had a more significant impact on our results than seasonality, and has made it difficult to assess the impact of seasonal factors on our business.  The industry has also experienced significant economic downturns, characterized by diminished product demand and production over-capacity.  We have sought to reduce our exposure to this industry cyclicality by selling proprietary products that cannot be easily or quickly replaced, to a geographically diverse base of customers across a broad range of market segments.  However, we have experienced substantial period-to-period fluctuations in operating results and expect, in the future, to experience period-to-period fluctuations in operating results due to general industry or economic conditions.

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

We do not typically enter into long-term contracts with our customers and we cannot be certain about future order levels from our customers.  When we do enter into customer contracts, the contract is generally cancelable at the convenience of the customer.  Even though we have over 58,000 end customers and our ten largest customers make up approximately 9% of our total revenue, cancellation of long-term and short-term customer contracts could have an adverse financial impact on our revenue and profits.

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

Sales to foreign customers account for a substantial portion of our net sales.  During fiscal 2007 and the first six months of fiscal 2008, approximately 74% of our net sales were made to foreign customers.  We purchase a substantial portion of our raw materials and equipment from foreign suppliers.  In addition, we own product assembly and testing facilities located near Bangkok, Thailand.  We also use various foreign contractors for a portion of our assembly and testing and for a portion of our wafer fabrication requirements.  Substantially all of our finished goods inventory is maintained in Thailand.

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

A substantial portion of our short-term investment portfolio is invested in auction rate securities and if an auction fails for amounts we have invested, our investment will not be liquid.  If the issuer is unable to successfully close future auctions and their credit rating deteriorates, we may be required to adjust the carrying value of our investment through an impairment charge to earnings.

At September 30, 2007, $159.5 million of our investment portfolio was invested in auction rate securities.  If an auction fails for amounts we have invested, our investment will not be liquid.  At September 30, 2007, auctions for $24.9 million of our investments in auction rate securities had failed.  As a result, we will not be able to access such funds until a future auction on these investments is successful.  There are $22.4 million of the failed auctions that are insured for their principal and interest in the case of default.  If the issuers are unable to successfully close future auctions and their credit rating deteriorates, we may be required to adjust the carrying value of the investment through an impairment charge to earnings.  Our investments in auction rate securities that have not failed the auction process are primarily invested in municipal bonds that have no recent history of failed auctions.

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

Over the past few years, there has been an expansion in environmental laws focusing on reducing or eliminating hazardous substances in electronic products.  For example, the EU RoHS Directive provided that beginning July 1, 2006, electronic products sold into Europe were required to meet stringent chemical restrictions, including the absence of lead.  China is adopting similar requirements.  The first phase of the China legislation requires labeling and chemical content disclosure for all electronic products sold into or within China after February 28, 2007.  While at this time our semiconductor products do not directly fall under the China legislation, we have complied with it in order to support our customers' compliance efforts.  As the law is further implemented, we may need to take additional compliance activities. These laws impact our products and may make it more expensive for us to manufacture and sell our products.  It may be difficult to timely comply with these laws and we may not have sufficient quantities of compliant materials to meet customers’ needs, thereby adversely impacting our sales and profitability.

Regulatory authorities in jurisdictions into which we ship our products could levy fines or restrict our ability to export products.

A significant portion of our sales are made outside of the United States through exporting and re-exporting of products.  In addition to local jurisdictions’ export regulations, our U.S. manufactured products or products based on U.S. technology are subject to Export Administration Regulations (EAR) when exported and re-exported to and from all international jurisdictions.  Licenses or proper license exceptions may be required for the shipment of our products to certain countries.  Non-compliance with the EAR or other export regulations can result in penalties including denial of export privileges, fines, criminal penalties, and seizure of products.  Such penalties could have a material adverse effect on our business including our ability to meet our net sales and earnings targets.

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

The following table sets forth our purchases of our common stock in the second quarter of fiscal 2008 and the footnote below the table designates the repurchase programs that the shares were purchased under:

Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Programs
July 1, 2007 – July 31, 2007	550,000	$37.07	550,000	10,945,166
August 1, 2007 – August 31, 2007	3,451,731	$37.60	3,451,731	7,493,435
September 1, 2007 – September 30, 2007	---	---	---	7,493,435
Total	4,001,731	$37.53	4,001,731

(1)
On October 26, 2006, our Board of Directors authorized the repurchase of up to 10 million shares of our common stock in the open market or privately negotiated transactions.  As of September 30, 2007, 7,493,435 shares of this authorization remained available to be purchased under this program.  There is no expiration date associated with this authorization.

Item 4.	Submission of Matters to a Vote of Security Holders

(a)	We held our Annual Meeting of Stockholders on August 17, 2007.

(b)	Steve Sanghi, Albert J. Hugo-Martinez, L.B. Day, Matthew W. Chapman and Wade F. Meyercord were elected as directors at the Annual Meeting.

(c)	The results of the vote on the matters voted upon at the Annual Meeting were as follows:

(1)	Election of Directors:

Director	For	Withheld/Abstain
Steve Sanghi	203,403,866	2,324,562
Albert J. Hugo-Martinez	203,845,702	1,882,726
L.B. Day	193,510,979	12,217,449
Matthew W. Chapman	205,083,018	645,410
Wade F. Meyercord	205,068,605	659,823

(2)	Approval of the proposal to amend the Company’s 2004 Equity Incentive Plan:

For	Against	Withheld/Abstain	Broker Non-Votes
183,449,159	8,354,689	349,181	13,575,399

(3)	Approval of the ratification of the appointment of Ernst & Young LLP as the independent registered public accounting firm of Microchip for the fiscal year ending March 31, 2008:

For	Against	Withheld/Abstain	Broker Non-Votes
204,815,696	831,966	80,766	-0-

The foregoing matters are described in more detail in our definitive proxy statement dated June 30, 2006.

Item 6.                 Exhibits

10.1	Change of Control Severance Agreement

10.2	Change of Control Severance Agreement

10.3	Restricted Stock Agreement (Domestic)

10.4	Restricted Stock Agreement (Foreign)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MICROCHIP TECHNOLOGY INCORPORATED

Date: November 7, 2007	By: /s/ Gordon W. Parnell
Gordon W. Parnell
Vice President and Chief Financial Officer
(Duly Authorized Officer, and
Principal Financial and Accounting Officer)