Form 10-Q
period 2007-12-31
MICROCHIP TECHNOLOGY INC
filed 2008-02-07
CIK 827054

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007.

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

Large Accelerated Filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  (Check One)

Yes ☐                       No ☒

Shares Outstanding of Registrant’s Common Stock
Class	Outstanding at February 1, 2008
Common Stock, $0.001 par value	188,804,070 shares

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

ASSETS
	December 31,	March 31,
	2007	2007
	(Unaudited)	(Note 1)
Cash and cash equivalents	$831,005	$167,477
Short-term investments	607,011	583,000
Accounts receivable, net	114,396	124,559
Inventories	124,801	121,024
Prepaid expenses	21,332	15,547
Deferred tax assets	60,658	61,983
Other current assets	38,019	11,147
Total current assets	1,797,222	1,084,737

Property, plant and equipment, net	524,769	605,722
Long-term investments	215,384	527,910
Goodwill	31,886	31,886
Intangible assets, net	11,789	8,456
Other assets	35,698	10,830

Total assets	$2,616,748	$2,269,541

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable	$35,596	$34,675
Accrued liabilities	47,859	129,882
Deferred income on shipments to distributors	93,349	91,363
Total current liabilities	176,804	255,920

Convertible debentures	1,150,103	---
Long-term income tax payable	111,512	---
Deferred tax liability	14,112	8,327
Other long-term liabilities	1,022	926

Stockholders’ equity:

Preferred stock, $0.001 par value; authorized 5,000,000 shares; no shares issued or outstanding.	---	---
Common stock, $0.001 par value; authorized 450,000,000 shares; issued 218,789,994 and outstanding
189,013,788 shares at December 31, 2007; issued and outstanding 217,439,960 shares at March 31, 2007.	189	217
Additional paid-in capital	797,433	755,834
Retained earnings	1,284,989	1,255,486
Accumulated other comprehensive loss	(168)	(7,169)
Less shares of common stock held in treasury at cost; 29,776,206 shares at December 31, 2007; and no shares at March 31, 2007.	(919,248)	---
Total stockholders’ equity	1,163,195	2,004,368

Total liabilities and stockholders’ equity	$2,616,748	$2,269,541

See accompanying notes to condensed consolidated financial statements

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands except per share amounts)
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2007	2006	2007	2006

Net sales	$252,600	$251,004	$775,319	$781,495
Cost of sales (1)	99,553	101,294	309,015	311,340
Gross profit	153,047	149,710	466,304	470,155

Operating expenses:
Research and development (1)	30,306	28,043	89,358	85,151
Selling, general and administrative (1)	43,501	40,185	130,250	122,482
Loss on sale of Fab 3	---	---	26,763	---
	73,807	68,228	246,371	207,633

Operating income	79,240	81,482	219,933	262,522

Other income (expense):
Interest income	13,467	15,002	42,787	43,910
Interest expense	(1,635)	(890)	(1,635)	(5,146)
Other, net	205	260	1,079	452

Income before income taxes	91,277	95,854	262,164	301,738
Income tax provision	11,153	23,005	41,068	72,417
Net income	$80,124	$72,849	$221,096	$229,321

Basic net income per common share	$0.39	$0.34	$1.02	$1.07
Diluted net income per common share	$0.38	$0.33	$1.00	$1.04
Dividends declared per common share	$0.300	$0.250	$0.885	$0.700

Basic common shares outstanding	207,002	215,710	216,046	214,603
Diluted common shares outstanding	211,337	220,920	221,097	219,837

(1) Includes share-based compensation expense as follow:
Cost of sales	$1,555	$1,595	$4,638	$1,595
Research and development	2,729	2,431	7,824	7,244
Selling, general and administrative	4,073	3,714	11,699	10,874

See accompanying notes to condensed consolidated financial statements

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)
(Unaudited)
	Nine Months Ended December 31,
	2007	2006
Cash flows from operating activities:
Net income	$221,096	$229,321
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	76,605	87,792
Deferred income taxes	(1,558)	7,563
Share-based compensation expense related to equity incentive plans	24,161	19,714
Excess tax benefit from share-based compensation	(16,811)	(14,648)
Tax benefit from equity incentive plans	18,047	14,659
Convertible debt derivative revaluation and amortization	103	---
Gain on sale of assets	(625)	(364)
Write-down of investments	892	---
Loss on sale of Fab 3	26,763	---
Changes in operating assets and liabilities:
Decrease in accounts receivable	10,163	19,276
Increase in inventories	(3,444)	(3,422)
Increase (decrease) in deferred income on shipments to distributors	1,986	(7,346)
(Decrease) increase in accounts payable and accrued liabilities	(105)	12,702
Change in other assets and liabilities	2,862	(7,422)
Net cash provided by operating activities	360,135	357,825

Cash flows from investing activities:
Purchases of investments	(1,158,361)	(1,087,068)
Sales and maturities of investments	1,454,825	700,620
Investment in other assets	(4,717)	(673)
Proceeds from sale of Fab 3	27,523	---
Proceeds from sale of assets	1,175	1,746
Capital expenditures	(49,053)	(51,416)
Net cash used provided by (used in) investing activities	271,392	(436,791)

Cash flows from financing activities:
Payment of cash dividend	(191,592)	(150,526)
Repurchase of common stock	(964,767)	---
Proceeds from issuance of convertible debentures, net of issuance costs	1,127,000	---
Proceeds from sale of common stock	44,549	42,302
Excess tax benefit from share-based compensation	16,811	14,648
Payments on short-term borrowings	---	(239,454)
Net cash provided by (used in) financing activities	32,001	(333,030)
Net increase (decrease) in cash and cash equivalents	663,528	(411,996)
Cash and cash equivalents at beginning of period	167,477	565,273
Cash and cash equivalents at end of period	$831,005	$153,277

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC).  In the opinion of management, all adjustments of a normal recurring nature which are necessary for a fair presentation have been included.  Certain information and footnote disclosures normally included in audited consolidated financial statements have been condensed or omitted pursuant to such SEC rules and regulations.  It is suggested that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2007.  The results of operations for the three and nine months ended December 31, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2008 or for any other period.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurement (SFAS No. 157).  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements.  SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years and will be adopted by the Company in the first quarter of fiscal 2009.  The Company is in the process of determining the effect, if any, that the adoption of SFAS No. 157 will have on the Company’s consolidated financial statements.

On February 15, 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS No. 159).  Under this Statement, the Company may elect to report financial instruments and certain other items at fair value on a contract-by-contract basis with changes in value reported in earnings.  SFAS No. 159 is effective for years beginning after November 15, 2007 and will be adopted by the Company in the first quarter of fiscal 2009.  The Company is currently evaluating the potential impact of adopting this Statement.

In June 2007, the FASB ratified EITF 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities (EITF 07-3).  EITF 07-3 requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and capitalized and recognized as an expense as the goods are delivered or the related services are performed. EITF 07-3 is effective, on a prospective basis, for fiscal years beginning after December 15, 2007 and will be adopted by the Company in the first quarter of fiscal 2009.  The Company does not expect the adoption of EITF 07-3 to have a material effect on its consolidated results of operations and financial condition.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (SFAS No. 141R). SFAS No. 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS No. 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141R is effective for fiscal years beginning after December 15, 2008, and will be adopted by the Company in the first quarter of fiscal 2010.  The Company is currently evaluating the potential impact, if any, of the adoption of SFAS No. 141R on its consolidated results of operations and financial condition.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51 (SFAS No. 160).  SFAS No. 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent's ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  SFAS No. 160 is effective for fiscal years beginning after December 15, 2008, and will be adopted by the Company in the first quarter of fiscal 2010.  The Company is currently evaluating the potential impact, if any, of the adoption of SFAS 160 on its consolidated results of operations and financial condition.

Potential Changes in Accounting Pronouncements

In August 2007, the FASB released proposed FSP APB 14-a Accounting For Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement) (FSP APB 14-a) that would alter the accounting treatment for convertible debt instruments that allow for either mandatory or optional cash settlements.  FSP APB 14-a, if adopted as proposed, would impact the accounting associated with the Company's $1.15 billion junior convertible debentures.  If adopted as proposed, this FSP would require the Company to recognize additional (non-cash) interest expense based on the market rate for similar debt instruments without the conversion feature. Furthermore, it would require recognizing interest expense in prior periods pursuant to retrospective accounting treatment.  The proposed FSP was issued for a 45-day comment period that ended on October 15, 2007 but has not been issued in final form.  The FASB is expected to begin its re-deliberations of the guidance in FSP APB 14-a in the first quarter of calendar 2008 and the ultimate effective date and outcome of such re-deliberations is unknown at this time.

(3)	Loss on Sale of Fab 3

The Company received an unsolicited offer on its Puyallup, Washington facility (Fab 3) in September 2007.  The Company assessed its available capacity in its current facilities, along with potential available capacity from outside foundries and determined the capacity of Fab 3 would not be required in the near term.  As a result of this assessment, the Company accepted the offer on September 21, 2007, and the transaction closed on October 19, 2007.  The Company received $27.5 million in cash, net of expenses associated with the sale, and recognized a loss on sale of $26.8 million, representing the difference between the carrying value of the assets and the amounts received.

(4)	Investments

The Company’s investments are intended to establish a high-quality portfolio that preserves principal, meets liquidity needs, avoids inappropriate concentrations and delivers an appropriate yield in relationship to the Company’s investment guidelines and market conditions.  The following is a summary of available-for-sale securities at December 31, 2007 (amounts in thousands):

	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Government agency bonds	$506,138	$229	$958	$505,409
Auction rate securities	60,433	---	---	60,433
Floating rate securities	56,080	150	---	56,230
Municipal bonds	109,656	685	60	110,281
Corporate bonds and certificates of deposit	90,000	103	61	90,042
	$822,307	$1,167	$1,079	$822,395

Included within the Company’s short-term investments are AA and AAA rated investments in auction rate securities.  Auction rate securities are variable rate debt instruments whose interest rates are reset approximately every 7 to 35 days.  The underlying securities generally have longer dated contractual maturities.  The auction rate securities are classified as available-for-sale and are recorded at estimated fair value.  Typically, the carrying value of auction rate securities approximates estimated fair value due to the frequent resetting of the interest rates.  In September 2007, auction rate securities that were originally purchased for $24.9 million failed the auction process.  The failures resulted in the interest rates on these investments resetting at Libor plus 125 or 175 basis points.  The $24.9 million in auctions have continued to fail through the date of the filing of this report.  The investments are not liquid, and the Company now earns a higher rate of interest on the investments.  In the event the Company needed to access these funds, it would not be able to until a future auction on these investments was successful.  The fair value of the failed auction rate securities has been estimated by management based upon pricing data provided by the firms managing the Company’s investments and could change significantly based on market conditions.  Based on the estimated values, the Company concluded these investments were other than temporarily impaired, and recognized an impairment charge on these investments of $0.9 million in the three months ended December 31, 2007.  If the issuers are unable to successfully close future auctions or if their credit ratings deteriorate, the Company may be required to further adjust the carrying value of these investments through an additional impairment charge to earnings.  There are $22.4 million in original purchase value of the failed auction rate securities that are insured for their principal and interest in the case of default by Ambac, FGIC and MBIA.  Based on information available at December 31, 2007, management has no reason to beleive the counterparties or the insurers will be unable to fulfill these obligastions, however, there can be no assurance that such obligations could be fulfilled in future periods.  As a result of the $0.9 million impairment charge taken on the failed auction rate securities in the three months ended December 31, 2007, the securities have a carrying value of $24.0 million and the adjusted cost of these investments in the table above reflects this carrying value.  Based on the Company’s ability to access its cash and other short-term investments, its expected operating cash flows, and its other sources of cash, it does not anticipate the lack of liquidity on these investments will affect its ability to operate its business as usual.

At December 31, 2007, the Company evaluated the other investments within its investment portfolio and noted other unrealized losses of $1.1 million due to fluctuations in interest rates.  Management does not believe any of these unrealized losses represented an other-than-temporary impairment based on its evaluation of available evidence as of December 31, 2007.  The Company’s intent is to hold these investments until such time as these assets are no longer impaired.  For those investments not scheduled to mature until after December 31, 2008, such recovery is not anticipated to occur in the next year and these investments have been classified as long-term investments.  At December 31, 2007, short-term investments consisted of $607.0 million and long-term investments consisted of $215.4 million.

The amortized cost and estimated fair value of the available-for-sale securities at December 31, 2007, by maturity, are shown below (amounts in thousands).  Expected maturities can differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties, and the Company views its available-for-sale securities as available for current operations.

	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Available-for-sale
Due in one year or less	$192,315	$179	$357	$192,137
Due after one year and through five years	514,946	789	722	515,013
Due after five years and through ten years	10,309	75	---	10,384
Due after ten years	104,737	124	---	104,861
	$822,307	$1,167	$1,079	$822,395

During the three and nine months ended December 31, 2007, the Company did not have any gross realized gains or losses on sales of available-for-sale securities.

(5)	Accounts Receivable

Accounts receivable consists of the following (amounts in thousands):

	December 31, 2007	March 31, 2007

Trade accounts receivable	$117,228	$127,467
Other	451	636
	117,679	128,103
Less allowance for doubtful accounts	3,283	3,544
	$114,396	$124,559

(6)	Inventories

The components of inventories consist of the following (amounts in thousands):

	December 31, 2007	March 31, 2007

Raw materials	$4,591	$5,118
Work in process	94,355	83,783
Finished goods	25,855	32,123
	$124,801	$121,024

Inventory impairment charges establish a new cost basis for inventory and charges are not subsequently reversed to income even if circumstances later suggest that increased carrying amounts are recoverable.

(7)	Property, Plant and Equipment

Property, plant and equipment consists of the following (amounts in thousands):

	December 31, 2007	March 31, 2007

Land	$35,065	$47,212
Building and building improvements	327,232	372,149
Machinery and equipment	1,087,133	1,059,565
Projects in process	82,305	69,040
	1,531,735	1,547,966
Less accumulated depreciationand amortization	1,006,966	942,244
	$524,769	$605,722

Depreciation expense attributed to property and equipment was $75.2 million in the nine months ended December 31, 2007 and $86.4 million in the nine months ended December 31, 2006.

As a result of the sale of Fab 3, the amounts at December 31, 2007 reflect the removal of $54.2 million of net property, plant and equipment.

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

The Company’s policy to include interest and penalties related to unrecognized tax benefits within the provision for taxes on the consolidated condensed statements of income did not change as a result of implementing the provisions of FIN 48.  As of the date of adoption of FIN 48, the Company did not have an accrued liability for the payment of interest and penalties relating to unrecognized tax benefits due to tax overpayments.

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

The income tax provision in the three-month period ended December 31, 2007 was impacted by a $5.7 million favorable resolution of a foreign tax matter and for the nine-month period ended December 31, 2007 the income tax provision was impacted by the loss on sale of Fab 3 and the resolution of the foreign tax matter.  There were no such losses or settlements in the three and nine-month periods ended December 31, 2006.  The following table displays the impact the loss and settlement had on the income tax provision that the Company recorded in the three and nine-month periods ended December 31, 2007 (amounts in thousands):

	Three Months Ended December 31, 2007	Nine Months Ended December 31, 2007
Income before taxes	$91,277	$262,164

Loss on sale of Fab 3	---	26,763

Income before taxes excluding loss on sale	91,277	288,927
Effective tax rate	18.50%	19.76%
Income tax provision excluding effect of loss on sale	16,886	57,105
Tax benefit of loss on sale of Fab 3 at 38.5%	---	10,304
Tax benefit from resolution of foreign tax matter	5,733	5,733
Income tax provision	$11,153	$41,068

(9)            2.125% Junior Subordinated Convertible Debentures

In December 2007, the Company issued $1.15 billion principal amount of 2.125% convertible debentures due December 15, 2037, to two initial purchasers in a private offering.  The debentures are subordinated in right of payment to any future senior debt of the Company and are effectively subordinated in right of payment to the liabilities of the Company’s subsidiaries.  The debentures are convertible, subject to certain conditions, into shares of the Company’s common stock at an initial conversion rate of 29.2783 shares of common stock per one thousand dollar principal amount of debentures, representing an initial conversion price of approximately $34.16 per share of common stock.  As of December 31, 2007, none of the conditions allowing holders of the debentures to convert had been met.  The conversion rate will be subject to adjustment for certain events as outlined in the indenture governing the debentures but will not be adjusted for accrued interest.  The Company received net proceeds of $1,127.0 million after deduction of issuance costs of $23.0 million.  The debt issuance costs are recorded in long-term other assets and are being amortized to interest expense over 30 years.  Interest is payable in cash semiannually in arrears on June 15 and December 15, beginning on June 15, 2008.  Interest expense related to the debentures for the third quarter and the first nine months of fiscal 2008 totaled $1.6 million and $1.6 million, respectively, and was included in interest expense on the condensed consolidated statements of income.  The debentures also have a contingent interest component that will require the Company to pay interest during any semiannual interest period if the average trading price of the debenture is greater or less than certain thresholds beginning with the semiannual interest period commencing on December 15, 2017 (the maximum amount of contingent interest that will accrue is 0.50% of such average trading price per year) and upon the occurrence of certain events, as outlined in the indenture governing the debentures.

On or after December 15, 2017, the Company may redeem all or part of the debentures for the principal amount plus any accrued and unpaid interest if the closing price of the Company’s common stock has been at least 150% of the conversion price then in effect for at least 20 trading days during any 30 consecutive trading-day period prior to the date on which the Company provides notice of redemption.  The debentures are also redeemable on or prior to June 7, 2008 if certain U.S. federal tax rules are enacted.

Prior to September 1, 2037, holders of the debentures may convert their debentures only upon the occurrence of certain events, as outlined in the indenture.  Upon conversion, the Company will satisfy its conversion obligation by delivering cash, shares of common stock or any combination, at the Company’s option.  If holders of the debentures convert their debentures in connection with a fundamental change, as defined in the indenture, the Company will, in certain circumstances, be required to pay a make-whole premium in the form of an increase in the conversion rate.  Additionally, in the event of a fundamental change, the holders of the debentures may require the Company to purchase all or a portion of their debentures at a purchase price equal to 100% of the principal amount of debentures, plus accrued and unpaid interest, if any.

If upon conversion the Company elects to deliver cash for the principal amount of the debentures and shares of common stock, if any, the Company would pay the holder the cash value of the applicable number of shares of the Company’s common stock, up to the principal amount of the debentures and shares of common stock for any conversion value in excess of the principal amount.  If the conversion value exceeds one thousand dollars, the Company may also elect to deliver cash in lieu of common stock for the conversion value in excess of one thousand dollars (conversion spread).

There would be no adjustment to the numerator in the net income per common share computation for the cash settled portion of the debentures as that portion of the debt instrument will always be settled in cash.  The conversion spread will be included in the denominator for the computation of diluted net income per common share.

The Company concluded the embedded features related to the contingent interest payments and the Company making specific types of distributions (e.g., extraordinary dividends) qualify as derivatives and should be bundled as a compound embedded derivative under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133). The fair value of the derivative at the date of issuance of the debentures was $1.3 million and is accounted for as a discount on the debentures.  The initial fair value of the debentures of $1,148.7 million will be accreted to par value over the term of the debt resulting in $1.3 million being amortized to interest expense over 30 years.  Any change in fair value of this embedded derivative will be included in interest expense on the Company’s consolidated statement of income. The fair value of the derivative as of December 31, 2007 was $1.4 million, resulting in $0.1 million of additional interest expense in the three months ended December 31, 2007.  The balance of the debentures on the Company’s condensed consolidated balance sheet at December 31, 2007 was $1,150.1 million, including the fair value of the embedded derivative. The Company also concluded that the debentures are not conventional convertible debt instruments and that the embedded stock conversion option qualifies as a derivative under SFAS 133.  In addition, in accordance with Emerging Issues Task Force (EITF) Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock, the Company has concluded that the embedded conversion option would be classified in stockholders’ equity if it were a freestanding instrument.  Accordingly, the embedded conversion option is not required to be accounted for separately as a derivative.

Under the terms of a registration rights agreement entered into in connection with the offering of the debentures, the Company is required to file a shelf registration statement covering resales of the debentures and any common stock issuable upon conversion of the debentures with the SEC within 120 days of the closing of the offering of the debentures and to cause such shelf registration statement to be declared effective within 180 days of the closing of the offering of the debentures.  In addition, the Company must maintain the effectiveness of the shelf registration statement until all of the debentures and all shares of common stock issuable upon conversion of the debentures cease to be outstanding, have been sold or transferred pursuant to an effective registration statement, have been sold pursuant to Rule 144 under the Securities Act of 1933, as amended, or the period of time specified in Rule 144(k) for the holding period has passed.  If the Company fails to comply with the terms of the registration rights agreement, it will be required to pay additional interest on the debentures at a rate per annum equal to 0.25% for the first 90 days after the date of such failure and 0.50% thereafter.

(10)	Comprehensive Income

Comprehensive income consists of net income offset by net unrealized losses on available-for-sale investments.  The components of other comprehensive loss and related tax effects were as follows (amounts in thousands):

	Three Months Ended December 31,		Nine months Ended December 31,
	2007	2006	2007	2006

Decrease (increase) in unrealized losses on investments, net of tax effect of $668, $(112), $1,840, and $558, respectively	$2,847	$487	$7,001	$4,426

Comprehensive income was $77.3 million and $214.1 million for the three and nine months ended December 31, 2007, respectively.  Comprehensive income was $72.4 million and $224.9 million for the three and nine months ended December 31, 2006, respectively.

(11)	Employee Benefit Plans

Equity Incentive Plans

The Company has equity incentive plans under which incentive stock options, restricted stock units (RSUs) and non-qualified stock options have been granted to employees and under which non-qualified stock options have been granted to non-employee members of the Board of Directors.  The Company’s 2004 Equity Incentive Plan, as amended and restated (2004 Plan), is shareholder approved and permits the grant of stock options and RSUs to employees, non-employee members of the Board of Directors and consultants.  At December 31, 2007, 11.5 million shares remained available for future grant under the 2004 Plan.

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

Share-Based Compensation Expense

The following table presents details of share-based compensation expense resulting from the application of SFAS No. 123 (revised 2004), Share-Based Payments (SFAS 123R) (amounts in thousands):

	Three Months Ended December 31,				Nine Months Ended December 31,
	2007		2006		2007		2006
Cost of sales	$1,555	(1)	$1,595	(1)	$4,638	(1)	$1,595	(1)
Research and development	2,729		2,431		7,824		7,244
Selling, general and administrative	4,073		3,714		11,699		10,874
Pre-tax effect of share-based compensation	8,357		7,740		24,161		19,713
Income tax benefit	1,546		1,857		4,763		4,730
Net income effect of share-based compensation	$6,811		$5,883		$19,398		$14,983

(1) During the three and nine months ended December 31, 2007, $1.7 million and $5.0 million, respectively, was capitalized to inventory and $1.6 million and $4.6 million, respectively, of capitalized inventory was sold.  During the three and nine months ended December 31, 2006, $1.7 million and $5.0 million, respectively, was capitalized to inventory and $1.6 million of capitalized inventory was sold.

The amount of unearned share-based compensation currently estimated to be expensed in the remainder of fiscal 2008 through fiscal 2012 related to unvested share-based payment awards at December 31, 2007 is $63.1 million.  The weighted average period over which the unearned share-based compensation is expected to be recognized is approximately 2.52 years.

Combined Incentive Plan Information

RSU activity under the 2004 Plan for the nine months ended December 31, 2007 is set forth below:

Number of Shares
Nonvested shares at March 31, 2007	1,687,443
Granted	781,594
Cancelled	(126,617)
Vested	(101,931)
Nonvested shares at December 31, 2007	2,240,489

The total pre-tax intrinsic value of RSUs which vested during the three and nine months ended December 31, 2007 was $1.1 million and $3.7 million, respectively.  The aggregate pre-tax intrinsic value of RSUs outstanding at December 31, 2007 was $70.3 million.  The aggregate pre-tax intrinsic value was calculated based on the closing price of the Company’s common stock of $31.42 per share on December 31, 2007.  At December 31, 2007, the weighted average remaining expense recognition period was 2.85 years.

The weighted average fair values per share of the RSUs awarded are calculated based on the fair market value of the Company’s common stock on the respective grant dates discounted for the Company’s expected dividend yield.  The weighted average fair value per share of RSUs awarded in the three and nine months ended December 31, 2007 was $29.81 and $31.60, respectively.

Option activity under the Company’s stock incentive plans for the nine months ended December 31, 2007 is set forth below:

	Number of Shares	Weighted Average Exercise Price per Share
Outstanding at March 31, 2007	14,740,546	$21.88
Granted	29,400	37.73
Exercised	(2,251,169)	16.88
Cancelled	(139,121)	25.01
Outstanding at December 31, 2007	12,379,656	$22.79

The total pre-tax intrinsic value of options exercised during the three and nine months ended December 31, 2007 was $9.2 million and $47.1 million, respectively.  This intrinsic value represents the difference between the fair market value of the Company’s common stock on the date of exercise and the exercise price of each equity award.

The following table summarizes information about the stock options outstanding at December 31, 2007:

Range of Exercise Prices	Number of Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Life	Number Exercisable	WeightedAverage Exercise Price
			(in years)
$4.72 – $15.92	2,012,238	$13.04	2.27	2,012,238	$13.04
15.93 – 17.85	125,874	17.37	2.71	125,874	17.37
17.86 – 18.48	1,544,030	18.48	5.21	1,233,703	18.48
18.49 – 23.39	1,564,098	22.38	2.79	1,564,088	22.38
23.40 – 25.26	892,699	24.18	4.37	892,699	24.19
25.27 – 25.29	1,601,438	25.29	7.22	35,822	25.29
25.30 – 27.00	691,099	26.21	6.00	672,515	26.21
27.01 – 27.05	1,406,484	27.05	6.23	80,232	27.05
27.06 – 27.15	1,498,782	27.15	4.20	1,498,782	27.15
27.16 – 37.84	1,042,914	29.98	5.86	826,536	29.59
	12,379,656	$22.79	4.69	8,942,489	$21.66

The aggregate pre-tax intrinsic value of options outstanding and options exercisable at December 31, 2007 was $107.3 million and $87.5 million, respectively.  The aggregate pre-tax intrinsic values were calculated based on the closing price of the Company’s common stock of $31.42 per share on December 31, 2007.

The weighted average fair value per share of stock options granted in the three and nine months ended December 31, 2007 was $11.19 and $12.14, respectively.

The fair value of each stock option award is estimated on the date of the grant using the Black-Scholes-Merton (Black-Scholes) option pricing model.  The following are the weighted average assumptions used in the Black-Scholes model to value the options:

	Nine Months Ended December 31,
	2007	2006
Expected life (in years)	6.50	5.44
Expected volatility	38%	40%
Risk-free interest rate	4.30%	4.83%
Expected dividend yield	3.20%	3.20%

Employee Stock Purchase Plan

The Company has an employee stock purchase plan and an international employee stock purchase plan (the Purchase Plans) for all eligible employees.  Under the Purchase Plans, employees may purchase shares of the Company’s common stock at six-month intervals at 85% of fair market value (calculated in the manner provided in the plan).  Employees purchase such stock using payroll deductions, which may not exceed 10% of their total cash compensation.  The Purchase Plans impose certain limitations upon an employee’s right to acquire common stock, including the following:  (i) no employee may purchase more than 7,500 shares of common stock on any purchase date and (ii) no employee may be granted rights to purchase more than $25,000 of common stock for each calendar year in which such rights are at any time outstanding.  At December 31, 2007, 4.5 million shares were available for future issuance under the Purchase Plans.  The Company issued 227,034 shares under the Purchase Plans in the nine months ended December 31, 2007.

The weighted average fair values per share of stock purchased in connection with the Company’s stock purchase plan have been estimated using the Black-Scholes option pricing model with the following assumptions:

	Nine Months Ended December 31,
	2007	2006
Expected life (in years)	0.50	0.50
Expected volatility	29%	30%
Risk-free interest rate	4.24%	5.22%
Expected dividend yield	3.20%	3.20%

(12)	Net Income Per Share

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2007	2006	2007	2006

Net income	$80,124	$72,849	$221,096	$229,321

Weighted average common shares outstanding	207,002	215,710	216,046	214,603

Dilutive effect of stock options and RSUs	4,335	5,210	5,051	5,234

Weighted average common and potential common shares outstanding	211,337	220,920	221,097	219,837

Basic net income per common share	$0.39	$0.34	$1.02	$1.07

Diluted net income per common share	$0.38	$0.33	$1.00	$1.04

(13)	Stock Repurchase

On October 25, 2006, the Company announced that its Board of Directors had authorized the repurchase of up to 10.0 million shares of its common stock in the open market or in privately negotiated transactions.  As of December 31, 2007, the Company had repurchased 8,009,969 shares under this authorization for $270.8 million.  On December 11, 2007, the Company announced that its Board of Directors had authorized the repurchase of up to an additional 10.0 million shares of its common stock in the open market or in privately negotiated transactions.  As of December 31, 2007, all of this authorization remained outstanding and there is no expiration date associated with this program.

The Company’s Board of Directors authorized the repurchase of 21.5 million shares of its common stock concurrent with the convertible debenture transaction described in Note 9 and no further shares are available to be repurchased under this authorization.

As of December 31, 2007, approximately 29.8 million shares remained as treasury shares with the balance of the shares being used to fund share issuance requirements under the Company’s equity incentive plans.  The timing and amount of future repurchases will depend upon market conditions, interest rates and corporate considerations.

(14)	Dividends

On October 28, 2002, the Company announced that its Board of Directors had approved and instituted a quarterly cash dividend on its common stock.  A quarterly cash dividend of $0.31 per share was paid on November 20, 2007 in the aggregate amount of $66.4 million.  A quarterly cash dividend of $0.32 per share was declared on January 24, 2008 and will be paid on February 21, 2008 to shareholders of record as of February 7, 2008, representing an increase of 20.8% over the per share amount in the same quarter of the previous year.  The Company expects the February 2008 payment of its quarterly cash dividend to be approximately $60.6 million.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report, including “Part I – Item 2Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part II - Item 1A Risk Factors”contains certain forward-looking statements that involve risks and uncertainties, including statements regarding our strategy, financial performance and revenue sources.  We use words such as “anticipate,” “believe,” “plan,” “expect,” “future,” “intend” and similar expressions to identify forward-looking statements.  Our actual results could differ materially from the results anticipated in these forward-looking statements as a result of certain factors including those set forth under “Risk Factors,” beginning at page 33 and elsewhere in this Form 10-Q.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  You should not place undue reliance on these forward-looking statements.  We disclaim any obligation to update information contained in any forward-looking statement.  These forward-looking statements include, without limitation, statements regarding the following:

•	The effects and amount of competitive pricing pressure on our product lines;
•	Our ability to moderate future average selling price declines;
•	The effect of product mix on gross margin;
•	The amount of changes in demand for our products and those of our customers;
•	The level of orders that will be received and shipped within a quarter;
•	The effect that distributor and customer inventory holding patterns will have on us;
•	Our belief that our direct sales personnel combined with our distributors provide an effective means of reaching our customer base;
•	Our ability to increase the proprietary portion of our analog and interface product lines and the effect of such an increase;
•	The impact of any supply disruption we may experience;
•	Our ability to effectively utilize our facilities at appropriate capacity levels and anticipated costs;
•	That our capital expenditures over the next 12 months will provide sufficient manufacturing capability to meet our anticipated needs;

•	That manufacturing costs will be reduced by our transition to advanced process technologies;
•	Our ability to maintain manufacturing yields;
•	Continuing our investments in new and enhanced products;
•	Continuing our investments in auction rate securities;
•	The ability to attract and retain qualified personnel;
•	The cost effectiveness of using our own assembly and test operations;
•	Our anticipated level of capital expenditures;
•	Continuing to receive patents on our inventions;
•	Continuation of quarterly cash dividends;
•	The sufficiency of our existing sources of liquidity;
•	The impact of seasonality on our business;
•	Expected impact of SFAS 123R on our business and related assumptions used in such analysis;
•	That the resolution and costs of legal actions will not harm our business;
•	That the idling of assets will not impair the value of such assets;
•	The recoverability of our deferred tax assets;
•	The adequacy of our tax reserves to offset any potential tax liabilities and the outcomes of examinations by the IRS and other tax authorities;
•	Our belief that the expiration of any tax holidays will not have a material impact;
•	The ability to obtain title to land underlying our Thailand facility, its fair value and adequacy of associated reserves;
•	The accuracy of our estimates of the useful life and values of our property and equipment;
•	Our ability to obtain intellectual property licenses and minimize the effects of litigation;
•	The level of risk we are exposed to for product liability claims;
•	The amount of labor unrest, political instability, governmental interference and changes in general economic conditions that we experience;
•	The effect of changes in market interest rates;
•	The effect of fluctuations in currency rates;
•	The timing and amount of repurchases of our common stock;
•	Our financial condition and results of operations could be adversely affected if we do not effectively manage our liabilities;
•	The effect of any interruption in information technology systems;
•	The integration of operations and personnel in an acquisition
•	The conversion of our debentures will dilute the ownership interest of existing stockholders
•	The availability of financing on acceptable terms;
•	The effect of expansion of environmental laws; and
•	The impact of export regulations on our business.

We begin our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) with a summary of Microchip’s overall business strategy to give the reader an overview of the goals of our business and the overall direction of our business and products.  This is followed by a discussion of the Critical Accounting Policies and Estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results.  We then discuss our Results of Operations for the three and nine months ended December 31, 2007 compared to the three and nine months ended December 31, 2006.  We then provide an analysis of changes in our balance sheet and cash flows, and discuss our financial commitments in sections titled “Liquidity and Capital Resources,” “Contractual Obligations” and “Off-Balance Sheet Arrangements.”

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

We sell our products to a broad base of domestic and international customers across a variety of industries.  The principal markets that we serve include consumer, automotive, industrial, office automation and telecommunications.  Our business is subject to fluctuations based on economic conditions within these markets.  The recent weakness in the U.S. housing market and general economic conditions have impacted our net sales to customers that serve the consumer market.

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

Critical Accounting Policies and Estimates

General

Our discussion and analysis of Microchip’s financial condition and results of operations is based upon our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  We review the accounting policies we use in reporting our financial results on a regular basis.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent liabilities.  On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, share-based compensation, inventories, income taxes, property, plant and equipment, impairment of property, plant and equipment, convertible debentures and litigation.  We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  Results may differ from these estimates due to actual outcomes being different from those on which we based our assumptions.  We review these estimates and judgments on an ongoing basis.  We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.  We also have other policies that we consider key accounting policies, such as our policy regarding revenue recognition to OEMs; however, we do not believe these policies require us to make estimates or judgments that are as difficult or subjective as our policies described below.

Revenue Recognition– Distributors

Our distributors worldwide have broad rights to return products and price protection rights, so we defer revenue recognition until the distributor sells the product to their customers.  We reduce product pricing through price protection based on market conditions, competitive considerations and other factors. Price protection is granted to distributors on the inventory that they have on hand at the date the price protection is offered.  When we reduce the price of our products, it allows the distributor to claim a credit against its outstanding accounts receivable balances based on the new price of the inventory it has on hand as of the date of the price reduction.  There is no revenue impact to us from the price protections.  We also grant certain credits to our distributors.  The credits are granted to the distributors on specially identified pieces of the distributors’ business to allow them to earn a competitive gross margin on the sale of our products to their end customers.  The credits are on a per unit basis and are not given to the distributor until they provide documentation of the sale to their end customer.  The effect of granting these credits establishes the net selling price from us to our distributors for the product and results in the net revenue recognized by us when the product is sold by the distributors to their end customers.  Upon our shipment to distributors, amounts billed are included as accounts receivable, inventory is relieved, and the sale and cost of sale are deferred and are reflected net as a current liability until the product is sold by the distributor to their customers.

Share-based Compensation

In the first quarter of fiscal 2007, we adopted SFAS No. 123R, which requires the measurement at fair value and recognition of compensation expense for all share-based payment awards, including grants of employee stock options, RSUs and employee stock purchase rights, to be recognized in our financial statements based on their respective grant date fair values.  Total share-based compensation during the nine months ended December 31, 2007 was $24.5 million, of which $19.5 million was reflected in operating expenses and $5.0 million was capitalized to inventory.  Share-based compensation reflected in cost of sales during the nine months ended December 31, 2007 was $4.6 million.

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

 SFAS No. 123R requires us to develop an estimate of the number of share-based awards which will be forfeited due to employee turnover.  Quarterly changes in the estimated forfeiture rate can have a significant effect on reported share-based compensation, as the effect of adjusting the rate for all expense amortization after April 1, 2006 is recognized in the period the forfeiture estimate is changed.  If the actual forfeiture rate is higher or lower than the estimated forfeiture rate, then an adjustment is made to increase or decrease the estimated forfeiture rate, which will result in a decrease or increase to the expense recognized in the financial statements.  If forfeiture adjustments are made, they would affect our gross margin, research and development expenses, and selling, general, administrative expenses.  The effect of forfeiture adjustments in fiscal 2007 and the first three quarters of fiscal 2008 were immaterial.

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

Income Taxes

As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate.  This process involves estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes.  These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet.  We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income within the relevant jurisdiction and to the extent we believe that recovery is not likely, we must establish a valuation allowance.  We have not provided for a valuation allowance because we believe that it is more likely than not that our deferred tax assets will be recovered from future taxable income.  Should we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.  At December 31, 2007, our gross deferred tax asset was $60.7 million.

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

Property, Plant and Equipment

Property, plant and equipment are stated at cost.  Major renewals and improvements are capitalized, while maintenance and repairs are expensed when incurred.  At December 31, 2007, the carrying value of our property and equipment totaled $524.8 million, which represents 20.1% of our total assets.  This carrying value reflects the application of our property and equipment accounting policies, which incorporate estimates, assumptions and judgments relative to the useful lives of our property and equipment.  Depreciation is provided on a straight-line basis over the estimated useful lives of the related assets, which range from five to seven years on manufacturing equipment and approximately 30 years on buildings.

We began production activities at Fab 4 on October 31, 2003.  We began to depreciate the Fab 4 assets as they were placed in service for production purposes.  As of  December 31, 2007, all of the buildings and supporting facilities were being depreciated as well as the manufacturing equipment that had been placed in service.  All manufacturing equipment that was not being used in production activities was maintained in projects in process and is not being depreciated until it is placed into service since management believes there will be no change to its utility from the present time until it is placed into productive service.  The lives to be used for depreciating this equipment at Fab 4 will be evaluated at such time as the assets are placed in service.  We do not believe that the temporary idling of such assets has impaired the estimated life or carrying values of the underlying assets.

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

Convertible Debentures

We account for our contingent convertible debentures and related provisions in accordance with the provisions of Emerging Issues Task Force Issue (EITF) No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, EITF No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, EITF No. 00-19 (EITF 00-19), Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, and EITF No. 01-6, The Meaning of “Indexed to a Company’s Own Stock,” EITF No. 04-08 (EITF 04-08), The Effect of Contingently Convertible Debt on Diluted Earn.  We also evaluate the instruments in accordance with SFAS No. 133 (SFAS 133), Accounting for Derivative Instruments and Hedging Activities, which requires bifurcation of embedded derivative instruments and measurement of fair value of accounting purposes.  EITF 04-08 requires us to include the dilutive effect of the shares of our common stock issuable upon conversion of the outstanding convertible debentures in our diluted income per share calculation regardless of whether the market price trigger or other contingent conversion feature has been met.  We apply the treasury stock method as we have the intent and current ability to settle the principal amount of the convertible debentures in cash.  This method results in incremental dilutive shares when the average fair value of our common stock for a reporting period exceeds the initial conversion price per share of $34.16.

Litigation

Our current estimated range of liability related to pending litigation is based on the probable loss of claims for which we can estimate the amount and range of loss.  Recorded reserves were not significant at December 31, 2007.

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

Results of Operations

The following table sets forth certain operational data as a percentage of net sales for the periodsindicated:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2007	2006	2007	2006

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	39.4%	40.4%	39.9%	39.8%
Gross profit	60.6%	59.6%	60.1%	60.2%
Research and development	12.0%	11.1%	11.5%	10.9%
Selling, general and administrative	17.2%	16.0%	16.8%	15.7%
Loss on sale of Fab 3	---%	---%	3.4%	---%
Operating income	31.4%	32.5%	28.4%	33.6%

Net Sales

We operate in one industry segment and engage primarily in the design, development, manufacture and marketing of semiconductor products.  We sell our products to distributors and original equipment manufacturers, referred to as OEMs, in a broad range of market segments, perform ongoing credit evaluations of our customers and generally require no collateral.

Our net sales for the three months ended December 31, 2007 were $252.6 million, a decrease of 2.3% from the previous quarter’s sales of $258.6 million, and an increase of 0.6% from net sales of $251.0 million in the three months ended December 31, 2006.  The changes in net sales in these periods resulted primarily from changes in market conditions across all of our product lines.  Average selling prices for our products for the three-month period ended December 31, 2007 were flat compared to the three-month period ended December 31, 2006.  For the nine-month period ended December 31, 2007, average selling prices for our products were down approximately 4% over the nine-month period ended December 31, 2006.  The number of units of our products sold for the three-month period ended December 31, 2007 was flat compared to the three-month period ended December 31, 2006.  For the nine-month period ended December 31, 2007, the number of units of our products sold was up approximately 3% over the nine-month period ended December 31, 2006.  The average selling prices and the unit volumes of our sales are impacted by the mix of our products sold.  Key factors in achieving the amount of net sales during the three and nine-month periods ended December 31, 2007 include:

•	overall demand for our products;
•	increasing semiconductor content in our customers’ products;
•	customers’ increasing needs for the flexibility offered by our programmable solutions;
•	our new product offerings that have increased our served available market;
•	economic conditions in the markets we serve, specifically housing and consumer; and
•	inventory holding patterns of our customers.

      We recognize revenue from product sales upon shipment to OEMs.  Under our shipping terms, legal title passes to the customer upon shipment from Microchip and we have no post-shipment obligations.  Distributors generally have broad rights to return products and price protection rights, so we defer revenue recognition until the distributors sell the product to their customers.  Upon shipment, amounts billed to distributors are included in accounts receivable, inventory is relieved and the sale and cost of sales is deferred and reflected net as a current liability until the product is sold by the distributors to their customers.

        Sales by product line for the three and nine months ended December 31, 2007 and 2006 were as follows (dollars in thousands):

	Three Months Ended December 31, (unaudited)				Nine Months Ended December 31, (unaudited)
	2007	%	2006	%	2007	%	2006	%

Microcontrollers	$202,942	80.3%	$200,073	79.7%	$621,776	80.1%	$626,167	80.1%
Memory products	29,672	11.8%	30,105	12.0%	92,600	12.0%	92,843	11.9%
Analog and interface products	19,986	7.9%	20,826	8.3%	60,943	7.9%	62,485	8.0%
Total sales	$252,600	100.0%	$251,004	100.0%	$775,319	100.0%	$781,495	100.0%

Microcontrollers

Our microcontroller product line represents the largest component of our total net sales.  Microcontrollers and associated application development systems accounted for approximately 80.3% of our total net sales for the three-month period ended December 31, 2007 and approximately 80.1% of our total net sales for the nine-month period ended December 2007 compared to approximately 79.7% of our total net sales for the three-month period ended December 31, 2006 and approximately 80.1% of our total net sales for the nine-month period ended December 31, 2006.

Net sales of our microcontroller products increased approximately 1.4% in the three-month period ended December 31, 2007 and decreased approximately 0.7% in the nine-month period ended December 31, 2007 compared to the three and nine-month periods ended December 31, 2006.  These sales changes were primarily due to economic conditions in the markets we serve and other factors described on page 22 above.  The end markets that we serve include the consumer, automotive, industrial control, communications and computing markets.

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

Memory Products

Sales of our memory products accounted for approximately 11.8% of our total net sales for the three-month period ended December 31, 2007 and 12.0% of our total net sales for the nine-month period ended December 31, 2007 compared to approximately 12.0% of our total net sales for the three-month period ended December 31, 2006 and 11.9% of our total net sales in the nine-month period ended December 31, 2006.

Net sales of our memory products decreased approximately 1.4% in the three-month period ended December 31, 2007 and 0.3% in the nine-month period ended December 31, 2007 compared to the three and nine-month periods ended December 31, 2006.  These sales decreases were driven by customer demand conditions within the Serial EEPROM market which products comprise substantially all of our memory product net sales.

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

Analog and Interface Products

Sales of our analog and interface products accounted for approximately 7.9% of our total net sales for the three-month period ended December 31, 2007 and 7.9% of our total net sales for the nine-month period ended December 31, 2007 compared to approximately 8.3% of our total net sales for the three-month period ended December 31, 2006 and 8.0% of our total net sales for the nine-month period ended December 31, 2006.

Net sales of our analog and interface products decreased approximately 4.0% in the three-month period ended December 31, 2007 and 2.5% in the nine-month period ended December 31, 2007 compared to the three and nine-month periods ended December 31, 2006.  These sales decreases in our analog and interface products were driven by supply and demand conditions within the analog and interface market.

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

Distribution

Distributors accounted for approximately 65% of our net sales in the three-month period ended December 31, 2007 and 64% in the three-month period ended December 31, 2006.  Distributors accounted for approximately 65% of our net sales in the nine-month periods ended December 31, 2007 and 2006.

Our largest distributor accounted for approximately 11% of our net sales in the three and nine-month periods ended December 31, 2007.  Our two largest distributors accounted for approximately 19% of our net sales in the three-month period ended December 31, 2006 and 21% in the nine-month period ended December 31, 2006.

Generally, we do not have long-term agreements with our distributors and we, or our distributors, may terminate our relationships with each other with little or no advanced notice.  The loss of, or the disruption in the operations of, one or more of our distributors could reduce our future net sales in a given quarter and could result in an increase in inventory returns.

At December 31, 2007, our distributors were maintaining an average of approximately 1.9 months of inventory of our products.  Over the past three fiscal years, the months of inventory maintained by our distributors have fluctuated between approximately 1.8 and 2.8 months.  Thus, inventory levels at our distributors are at the low end of the range we have experienced over the last three years.  As we recognize revenue based on sell through for all of our distributors, we do not believe that inventory holding patterns at our distributors will materially impact our net sales and earnings.

Sales by Geography

Sales by geography for the three and nine-month periods ended December 31, 2007 and 2006 were as follows (dollars in thousands):

	Three Months Ended December 31, (unaudited)				Nine Months Ended December 31, (unaudited)
	2007	%	2006	%	2007	%	2006	%

Americas	$65,989	26.1%	$70,072	27.9%	$206,293	26.6%	$217,280	27.8%

Europe	71,026	28.1%	70,749	28.2%	226,063	29.2%	218,348	27.9%

Asia	115,585	45.8%	110,183	43.9%	342,963	44.2%	345,867	44.3%

Total sales	$252,600	100.0%	$251,004	100.0%	$775,319	100.0%	$781,495	100.0%

Our sales to foreign customers have been predominately in Asia and Europe, which we attribute to the manufacturing strength in those areas for automotive, communications, computing, consumer and industrial control products.  Americas sales include sales to customers in the United States, Canada, Central America and South America.  Sales to customers in Asia have generally increased over time due to many of our customers transitioning their manufacturing operations to Asia and growth in demand from the emerging Asian market.  The geographic sales information above is based on where the product is shipped for manufacturing purposes and does not reflect where the design activity has occurred or where the end product will ultimately be consumed.

Sales to foreign customers accounted for approximately 75% of our net sales in the three and nine-month periods ended December 31, 2007. Sales to foreign customers accounted for approximately 75% of our net sales in the three-month period ended December 31, 2006 and 74% of our net sales in the nine months ended December 31, 2006. Substantially all of our foreign sales are U.S. dollar denominated.

Gross Profit

Our gross profit was $153.0 million in the three months ended December 31, 2007 and $149.7 million in the three months ended December 31, 2006.  Our gross profit was $466.3 million in the nine months ended December 31, 2007 and $470.2 million in the nine months ended December 31, 2006.  Gross profit as a percentage of sales was 60.6% in the three months ended December 31, 2007 and 59.6% in the three months ended December 31, 2006.  Gross profit as a percentage of sales was 60.1% in the nine months ended December 31, 2007 and 60.2% in the nine months ended December 31, 2006.

The most significant factors affecting our gross profit percentage in the periods covered by this report were:

•	increased cost of sales of $3.0 million in the nine months ended December 31, 2007, compared to the prior year period, associated with share-based compensation expense under the SFAS 123R;
•	fluctuations in the product mix of microcontrollers, proprietary and non-proprietary analog products and Serial EEPROM products resulting in lower average selling prices for our products;
•	lower depreciation expense as a percentage of cost of sales; and
•	unfavorable foreign exchange rate fluctuations impacting our Thailand manufacturing operations.

Other factors that impacted gross profit percentage in the periods covered by this report include:

•	changes in capacity utilization and absorption of fixed costs;
•	gross profit on products sold through the distribution channel;
•	continued cost reductions in wafer fabrication and assembly and test manufacturing such as new manufacturing technologies and more efficient manufacturing techniques; and
•	the process technologies used in our wafer fabrication operations.

During the three-month period ended December 31, 2007, we operated at approximately 99% of our Fab 2 capacity, which is approximately the same level of utilization from the same period of the previous fiscal year. Our utilization of  Fab 4’s total capacity is at relatively low levels although we are utilizing all of the installed equipment base.  We expect to maintain approximately the same levels of capacity utilization at Fab 2 and Fab 4 during the fourth quarter of fiscal 2008.

The process technologies utilized impact our gross margins.  Fab 2 currently utilizes various manufacturing process technologies, but predominantly utilizes our 0.5 to 1.0 micron processes.  At December 31, 2007, Fab 4 predominantly utilized our 0.5 micron process technology.  We continue to transition products to more advanced process technologies to reduce future manufacturing costs.  All of our production has been on 8-inch wafers for the periods covered by this report.

Our overall inventory levels were $124.8 million at December 31, 2007 compared to $121.0 million at March 31, 2007.  We had 114 days of inventory on our balance sheet at December 31, 2007 compared to 107 days at March 31, 2007 and 110 days at December 31, 2006.  At December 31, 2007, $3.6 million of share-based compensation expense was included in inventory compared to $3.2 million at March 31, 2007, as a result of the adoption of SFAS 123R.  The adoption of this accounting standard adversely impacted our gross profit in the three and nine months ending December 31, 2007, as inventory including share-based compensation was sold.

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

At December 31, 2007, approximately 68% of our assembly requirements were being performed in our Thailand facility, compared to approximately 73% as of December 31, 2006.  Third-party contractors located in Asia perform the balance of our assembly operations.  Substantially all of our test requirements were being performed in our Thailand facility as of December 31, 2007 and December 31, 2006.  We believe that the assembly and test operations performed at our Thailand facility provide us with significant cost savings when compared to third-party contractor assembly and test costs, as well as increased control over these portions of the manufacturing process.

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

Research and Development (R&D)

R&D expenses for the three months ended December 31, 2007 were $30.3 million, or 12.0% of sales, compared to $28.0 million, or 11.2% of sales, for the three months ended December 31, 2006.  R&D expenses for the nine months ended December 31, 2007 were $89.4 million, or 11.5% of sales, compared to $85.2 million, or 10.9% of sales, for the nine months ended December 31, 2006.  We are committed to investing in new and enhanced products, including development systems software, and in our design and manufacturing process technologies.  We believe these investments are significant factors in maintaining our competitive position.  We expense all R&D costs as incurred.  R&D expenses include labor, depreciation, masks, prototype wafers, and expenses for the development of process technologies, new packages, and software to support new products and design environments.

R&D expenses increased $2.3 million, or 8.1%, for the three months ended December 31, 2007 over the same period last year.  R&D expenses increased $4.2 million, or 4.9%, for the nine months ended December 31, 2007 over the same period last year.  The primary reason for the increases in R&D expenses in these periods was higher labor costs as a result of expanding our internal R&D headcount.

Selling, General and Administrative

Selling, general and administrative expenses for the three months ended December 31, 2007 were $43.5 million, or 17.2% of sales, compared to $40.2 million, or 16.0% of sales, for the three months ended December 31, 2006.  Selling, general and administrative expense for the nine months ended December 31, 2007 were $130.3 million, or 16.8% of sales, compared to $122.5 million, or 15.7% of sales, for the nine months ended December 31, 2006.  Selling, general and administrative expenses include salary expenses related to field sales, marketing and administrative personnel, advertising and promotional expenditures and legal expenses.  Selling, general and administrative expenses also include costs related to our direct sales force and field applications engineers who work in sales offices worldwide to stimulate demand by assisting customers in the selection and use of our products.

Selling, general and administrative expenses increased $3.3 million, or 8.3%, for the three months ended December 31, 2007 over the same period last year.  Selling, general and administrative expenses increased $7.8 million, or 6.3%, for the nine months ended December 31, 2007 over the same period last year.  The primary reason for the increases in selling, general and administrative expenses in these periods was higher labor costs as a result of expanding our internal resources involved in the technical aspect of selling our products.

Selling, general and administrative expenses fluctuate over time, primarily due to revenue and operating expense levels.

Loss on Sale of Fab 3

In August 2002, we acquired a semiconductor manufacturing facility in Gresham, Oregon, referred to as Fab 4.  After the acquisition of Fab 4 was completed, we undertook an analysis of the potential production capacity at Fab 4.  The results of the production capacity analysis led us to determine that Fab 3’s capacity would not be needed in the foreseeable future and during the second quarter of fiscal 2003 we committed to a plan to sell Fab 3.  Accordingly, Fab 3 was classified as an asset held-for-sale as of December 31, 2002, and we maintained that classification until March 31, 2005.

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

We received an unsolicited offer on the Fab 3 facility in September 2007.  We assessed our available capacity in our current facilities, along with our capacity available from outside foundries and determined the capacity of Fab 3 would not be required in the near term.  As a result of this assessment, we accepted the offer to sell Fab 3 on September 21, 2007 and the transaction closed on October 19, 2007.  We received $27.5 million in cash net of expenses associated with the sale and recognized an impairment charge of $26.8 million on the sale of Fab 3, representing the difference between the carrying value of the assets at September 30, 2007 and the amounts realized subsequent to September 30, 2007.

Other Income (Expense)

Interest income in the three and nine-month periods ended December 31, 2007 decreased from interest income in the three and nine-month periods ended December 31, 2006 as the average interest rates on our invested cash balances were at lower levels in the periods ended December 31, 2007 compared to the same periods in the prior fiscal year.  Interest expense in the three-month period ended December 31, 2007 was higher than interest expense in the three-month period ended December 31, 2006 due to the $1.15 billion in 2.125% convertible debentures we issued in December 2007.  Interest expense in the nine-month period ended December 31, 2007 was lower than the interest expense in the nine-month period ended December 31, 2006 due to the paydown of short-term debt that was outstanding in the earlier period.

Provision for Income Taxes

Provisions for income taxes reflect tax on foreign earnings and federal and state tax on U.S. earnings.  We had an effective tax rate of 12.2% for the three-month period ended December 31, 2007 and 15.7% in the nine-month period ending December 31, 2007 and 24.0% for the three and nine-month periods ending December 31, 2006.  The lower tax rates in the three and nine months ended December 31, 2007 compared to the same periods last year were driven by a $5.7 million favorable resolution of a foreign tax matter in the three months ended December 31, 2007, a $10.3 million U.S. tax benefit associated with the sale of Fab 3 in the nine months ended December 31, 2007 and the impact of the resolution of certain tax matters through a tax settlement that was finalized with the IRS in the fourth quarter of fiscal 2007.

At December 31, 2007, our gross deferred tax asset was $60.7 million.  Our gross deferred tax asset decreased by $1.3 million in the nine months ended December 31, 2007 compared to the level at March 31, 2007, due primarily to changes in various temporary differences between our book and tax reporting.  At December 31, 2007, our deferred tax liability was $14.1 million.  Our gross deferred tax liability increased by $5.8 million in the three and nine months ended December 31, 2007 compared to the level at March 31, 2007, due primarily to temporary differences related to our outstanding convertible debentures and changes in temporary differences in depreciation between our book and tax reporting.

Our Thailand manufacturing operations currently benefit from tax holidays that have been granted to us by the Thailand government based on our investments in property, plant and equipment in Thailand.  Our tax holiday periods in Thailand expire at various times in the future.  One of our Thailand tax holidays expired in September 2006 and that expiration did not have a material impact on our effective tax rate.  We do not expect the future expiration of any of our tax holiday periods in Thailand to have a material impact on our effective tax rate.  Any expiration of tax holidays are expected to have a minimal impact on our overall tax expense due to other tax holidays and an increase in income in other taxing jurisdictions with lower statutory rates.

Liquidity and Capital Resources

Overview

We had $1,653.4 million in cash, cash equivalents and short-term and long-term investments at December 31, 2007, an increase of $375.0 million from the March 31, 2007 balance.  The increase in cash, cash equivalents and short-term and long-term investments over this time period is primarily attributable to cash generated from operating activities and cash received from the issuance of our convertible debentures being offset by dividends and stock repurchase activity in the nine months ended December 31, 2007.

Operating Activities

Net cash provided from operating activities was $360.1 million for the nine-month period ended December 31, 2007 compared to $357.8 million for the nine-month period ended December 31, 2006.  The change in cash flow from operations was primarily from changes in accounts receivable, other assets and liabilities, accounts payable and accrued liability balances, and changes in deferred taxes.

Investing Activities

During the nine months ended December 31, 2007, net cash provided by investing activities was $271.4 million.  During the nine months ended December 31, 2006, net cash used in investing activities was $436.8 million.  The increase in cash was due primarily to changes in our net purchases, sales and maturities of short-term and long-term investments in the nine-month period ended December 31, 2007 and cash proceeds from the sale of Fab 3.

See further discussions of our investment portfolio in Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Our level of capital expenditures varies from time to time as a result of actual and anticipated business conditions.  Capital expenditures in the nine months ended December 31, 2007 were $49.1 million compared to $51.4 million for the nine months ended December 31, 2006.  Capital expenditures are primarily for the expansion of production capacity and the addition of research and development equipment.  We currently anticipate spending approximately $90 million during the next 12 months to invest in equipment and facilities to maintain, and selectively increase, capacity to meet our currently anticipated needs, including approximatley $30 million to expand our building footprint in Thailand.

We expect to finance capital expenditures through our existing cash balances and cash flows from operations.  We believe that the capital expenditures anticipated to be incurred over the next 12 months will provide sufficient manufacturing capacity to meet our currently anticipated needs.

Financing Activities

Net cash provided by financing activities was $32.0 million for the nine months ended December 31, 2007.  Net cash used in financing activities was $333.0 million in the nine-month period ended December 31, 2006.  During the nine-months ended December 31, 2007, we received net proceeds of $1,127.0 million from the issuance of our 2.125% convertible debentures and repurchased $964.8 million of our common stock.  Proceeds from the exercise of stock options and employee purchases under our employee stock purchase plan were $44.5 million for the nine months ended December 31, 2007 and $42.3 million for the nine months ended December 31, 2006.  We paid cash dividends to our shareholders of $191.6 million in the nine months ended December 31, 2007 and $150.5 million in the nine months ended December 31, 2006.  During the nine months ended December 31, 2006, we paid down $239.5 million in short-term borrowings.  Excess tax benefits from share-based payment arrangements were $16.8 million in the nine months ended December 31, 2007 and $14.7 million in the nine months ended December 31, 2006.

Hedging Activities

We enter into hedging transactions from time to time in an attempt to reduce our exposure to currency rate fluctuations.  At December 31, 2007, we had $2.1 million of foreign currency hedges outstanding.  Although none of the countries in which we conduct significant foreign operations have had a highly inflationary economy in the last five years, there is no assurance that inflation rates or fluctuations in foreign currency rates in countries where we conduct operations will not adversely affect our operating results in the future.

Stock Repurchases

On October 25, 2006, our Board of Directors authorized the repurchase of up to 10.0 million shares of our common stock in the open market or in privately negotiated transactions.  As of December 31, 2007, we had repurchased 8,009,969 shares under this authorization for $270.8 million.  On December 11, 2007, our Board of Directors authorized the repurchase of up to an additional 10.0 million shares of our common stock in the open market or in privately negotiated transactions.  As of December 31, 2007, all of this authorization remained outstanding and there is no expiration date associated with this program.

We purchased 21.5 million shares of our common stock concurrent with the convertible debenture transaction described in Note 9 to our financial statements and no further shares are available to be repurchased under this authorization.

As of December 31, 2007, approximately 29.8 million shares remained as treasury shares with the balance of the shares being used to fund share issuance requirements under our equity incentive plans.  The timing and amount of future repurchases will depend upon market conditions, interest rates and corporate considerations.

Dividends

On October 28, 2002, we announced that our Board of Directors had approved and instituted a quarterly cash dividend on our common stock.  The initial quarterly dividend of $0.02 per share was paid on December 6, 2003 in the aggregate amount of $4.0 million.  We have continued to pay quarterly dividends and have increased the amount of such dividends on a regular basis.  A quarterly dividend of $0.31 per share was paid on November 20, 2007 in the aggregate amount of $66.4 million.  A quarterly dividend of $0.32 per share was declared on January 24, 2008 and will be paid on February 21, 2008 to shareholders of record as of February 7, 2008.  We expect the February 2008 cash dividend to be approximately $60.6 million.  Since the inception of our dividend program, we have paid aggregate dividends of $594.0 million.

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

Contractual Obligations

The following table summarizes our significant contractual obligations at December 31, 2007, and the effect such obligations are expected to have on our liquidity and cash flows in future periods.  This table excludes amounts already recorded on our balance sheet as current liabilities at December 31, 2007 (dollars in thousands):

	Payments Due by Period
	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Operating lease obligations	$16,162	$5,730	$8,226	$2,051	$155
Capital purchase obligations (1)	47,198	47,198	---	---	---
Other purchase obligations andcommitments (2)	2,005	808	1,197	---	---
2.125% convertible debentures – principal and interest (3)	1,881,564	24,438	48,875	48,875	1,759,376

Total contractual obligations (4)	$1,946,929	$78,174	$58,298	$50,929	$1,759,531

(1) Capital purchase obligations represent commitments for construction or purchases of property, plant and equipment. They are not recorded as liabilities on our balance sheet as of December 31, 2007, as we have not yet received the related goods or taken title to the property.

(2) Other purchase obligations and commitments include payments due under various types of licenses.

(3) In December 2007, we issued $1.15 billion principal amount of 2.125% debentures due December 15, 2037. We will pay cash interest at a rate of 2.125% payable semiannually on June 15 and December 15 of each year, beginning June 15, 2008.

(4) Total contractual obligations do not include contractual obligations recorded on the balance sheet as current liabilities, or certain purchase obligations as discussed below.

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

Off-Balance Sheet Arrangements

        As of December 31, 2007, we are not involved in any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Recently Issued Accounting Pronouncements

In September2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement 109 (FIN 48).  FIN 48 establishes a single model to address accounting for uncertain tax positions.  FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements.  FIN 48 also provides guidance on de-recognition, measurement classification, interest and penalties, accounting in interim periods, disclosure and transition.  We adopted FIN 48 on April 1, 2007, and did not recognize any cumulative-effect adjustment associated with our unrecognized tax benefits, interest, and penalties.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value accordance with in generally accepted accounting principles, and expands disclosures about fair value measurements.  SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.  We are in the process of determining the effect, if any, that the adoption of SFAS No. 157 will have on our consolidated financial statements.

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

In June 2007, the FASB ratified EITF 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities (EITF 07-3).  EITF 07-3 requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and capitalized and recognized as an expense as the goods are delivered or the related services are performed.  EITF 07-3 is effective, on a prospective basis, for fiscal years beginning after December 15, 2007 and will be adopted by us in the first quarter of fiscal 2009. We do not expect the adoption of EITF 07-3 to have a material effect on our consolidated results of operations and financial condition.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (SFAS No. 141R). SFAS No. 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS No. 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141R is effective for fiscal years beginning after December 15, 2008, and will be adopted by us in the first quarter of fiscal 2010. We are currently evaluating the potential impact, if any, of the adoption of SFAS No. 141R on our consolidated results of operations and financial condition.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51 (SFAS No. 160). SFAS No. 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008, and will be adopted by us in the first quarter of fiscal 2010.  We are currently evaluating the potential impact, if any, of the adoption of SFAS 160 on our consolidated results of operations and financial condition.

Potential Changes in Accounting Pronouncements

In August 2007, the FASB released proposed FSP APB 14-a Accounting For Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement) (FSP APB 14-a) that would alter the accounting treatment for convertible debt instruments that allow for either mandatory or optional cash settlements.  FSP APB 14-a, if adopted as proposed, would impact the accounting associated with our $1,150.1 million junior convertible debentures. If adopted as proposed, this FSP would require us to recognize additional (non-cash) interest expense based on the market rate for similar debt instruments without the conversion feature. Furthermore, it would require recognizing interest expense in prior periods pursuant to retrospective accounting treatment.  The proposed FSP was issued for a 45-day comment period that ended on October 15, 2007 but has not been issued in final form.  The FASB is expected to begin its redeliberations of the guidance in FSP APB 14-a in the first quarter of calendar year 2008 and the ultimate effective date and outcome of such redeliberations is unknown at this time.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Included within our investment portfolio are $60.4 million of AA and AAA rated investments in auction rate securities. In September 2007, auction rate securities that were originally purchased for $24.9 million failed the auction process.  The failures resulted in the interest rate on these investments resetting at LIBOR plus 125 or 175 basis points.  While we now earn a higher rate of interest on the investments, the investments are not liquid.  The $24.9 million in auctions have continued to fail through the date of the filing of this report.  All of our holdings in investments where the auctions have failed are owned by one of our non U.S. subsidiaries and these funds are permanently invested offshore and are not required for our ongoing operations.  In the event we need to access these funds, we will not be able to until a future auction on these investments is successful.  The fair value of the failed auction rate securities has been estimated by management using pricing information provided by the firms managing our investments and could change significantly based on market conditions.  Based on the estimated valuations provided, we concluded the investments in auction rate securities were other than temporarily impaired, and recognized a $0.9 million impairment charge on these investments in the three months ended December 31, 2007.  If the issuers are unable to successfully close future auctions or if their credit ratings deteriorate, we may be required to further adjust the carrying value of these investments through an impairment charge to earnings.  There are $22.4 million in original purchase value of the failed auction rate securities that are insured for their principal and interest in the case of default by Ambac, FGIC and MBIA.  Based on information available at December 31, 2007, management has no reason to beleive the counterparties or the insurers will be unable to fulfill these obligations, however, there can be no assurance that such obligations could be fulfilled in future periods.  As a result of the $0.9 million impairment charge taken on the failed auction rate securities in the three months ended December 31, 2007, the securities have a carrying value of $24.0 million.  Based on our ability to access our cash and other short-term investments, our expected operating cash flows, and our other sources of cash, we do not anticipate the lack of liquidity on these investments will affect our ability to operate our business as usual.  We have continued to invest a portion of our portfolio in auction rate securities where the underlying assets have not been impacted by the current liquidity issues in the marketplace.  Our continued investments in auction rate securities are primarily in municipal bond auction rate structures.  We have not had any additional securities fail the auction process.

During the normal course of business, we are subject to a variety of market risks, examples of which include, but are not limited to, interest rate movements and foreign currency fluctuations and collectability of accounts receivable.  We continuously assess these risks and have established policies and procedures to help protect against any material adverse effects of these and other potential exposures.  Although we do not anticipate any material losses in these risk areas, no assurance can be made that material losses will not be incurred in these areas in the future.  During the nine months ended December 31, 2007, there were no material changes in our exposure to market risk as disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended March 31, 2007 other than the auction rate securities described above.

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

Changes in Internal Control over Financial Reporting

During the three months ended December 31, 2007, there was no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our quarterly operating results are affected by a wide variety of factors that could reduce our net sales and profitability, many of which are beyond our control. Some of the factors that may affect our quarterly operating results include:

•	changes in demand or market acceptance of our products and products of our customers;
•	levels of inventories at our customers;
•	the mix of inventory we hold and our ability to satisfy orders from our inventory;
•	changes in utilization of our manufacturing capacity and fluctuations in manufacturing yields;
•	our ability to secure sufficient assembly and testing capacity;
•	availability of raw materials and equipment;
•	competitive developments including pricing pressures;
•	the level of orders that are received and can be shipped in a quarter;
•	the level of sell-through of our products through distribution;
•	changes or fluctuations in customer order patterns and seasonality;
•	constrained availability from other electronic suppliers impacting our customers’ability to ship their products, which in turn may adversely impact our sales to those customers;
•	costs and outcomes of any tax audits or any litigation involving intellectual property, customers or other issues;
•
disruptions in our business or our customers' businesses due to terrorist activity, armed conflict, war, worldwide oil prices and supply, public health concerns or disruptions in the transportation system;

•	property damage or other losses, whether or not covered by insurance; and
•	general economic, industry or political conditions in the United States or internationally.

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

Our net sales in any given quarter depend upon a combination of shipments from backlog and orders received in that quarter for shipment in that quarter, which we refer to as turns orders. We measure turns orders at the beginning of a quarter based on the orders needed to meet the shipment targets that we set entering the quarter. Historically, we have relied on our ability to respond quickly to customer orders as part of our competitive strategy, resulting in customers placing orders with relatively short delivery schedules. Shorter lead times generally mean that turns orders as a percentage of our business are relatively high in any particular quarter and reduces our backlog visibility on future product shipments.  Turns orders correlate to overall semiconductor industry conditions and product lead times.  Because turns orders are difficult to predict, varying levels of turns orders make our net sales more difficult to forecast.  If we do not achieve a sufficient level of turns orders in a particular quarter relative to our revenue targets, our revenue and operating results may suffer.

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

Our ability to compete successfully depends on a number of factors both within and outside our control, including, but not limited to:

•	the quality, performance, reliability, features, ease of use, pricing and diversity of our products;
•	our success in designing and manufacturing new products including those implementing new technologies;
•	the rate at which customers incorporate our products into their own applications;
•	product introductions by our competitors;
•	the number, nature and success of our competitors in a given market;
•	our ability to obtain adequate supplies of raw materials and other supplies at acceptable prices;
•	our ability to protect our products and processes by effective utilization of intellectual property rights;
•	the quality of our customer service and our ability to address the needs of our customers; and
•	general market and economic conditions.

Historically, average selling prices in the semiconductor industry decrease over the life of any particular product.  The overall average selling prices of our microcontroller and proprietary analog and interface products have remained relatively constant, while average selling prices of our Serial EEPROM and non-proprietary analog and interface products have declined over time.

We have experienced, and expect to continue to experience, modest pricing declines in certain of our more mature proprietary product lines, due primarily to competitive conditions.  We have been able to moderate average selling price declines in many of our proprietary product lines by continuing to introduce new products with more features and higher prices.  However, there can be no assurance that we will be able to do so in the future.  We have experienced in the past and expect to continue to experience in the future varying degrees of competitive pricing pressures in our Serial EEPROM and non-proprietary analog products.

We may be unable to maintain average selling prices for our products as a result of increased pricing pressure in the future, which could adversely impact our operating results.

Our business is dependent on selling through distributors.

Sales through distributors accounted for approximately 65% of our net sales in fiscal 2007 and the first nine months of fiscal 2008.  Our two largest distributors together accounted for approximately 21% of our net sales in fiscal 2007.  Our largest distributor accounted for approximately 11% of our net sales during the first nine months of fiscal 2008.  We do not have long-term agreements with our distributors and both we and our distributors may each terminate our relationship with little or no advance notice.

On February 4, 2008 we terminated our distributor Arrow Electronics and announced that we have partnered with Avnet Electronics Marketing and Future Electronics to provide our global distribution services.  We believe that these two global distributors combined with our regional and specialty distributor partners will have a positive long-term impact in supporting the technical and commercial support needs of our customers.  Our net sales of product sold by Arrow Electronics in the three months ended December 31, 2007 represented approximately 7% of our net sales.  Although we do not believe the termination of Arrow Electronics will have a material adverse impact on our net sales, there can be no assurance as to what the long-term or short-term impact on us will be as a result of these recent actions.

During fiscal 2006, we reduced the gross margin that certain of our distributors earn when they sell our products.  We reduced these distributors' gross margins because we believed these distributors did not have sufficient technical sales resources to properly address the marketplace for our products.  Since fiscal 2006, we have added a significant number of technical sales employees throughout our worldwide sales organization to address the support requirements for both our OEM and distribution customers.  Although these actions have not had a material adverse impact on the overall effectiveness of our distribution channel, there can be no assurance that there will not be an adverse impact in the future.

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

       Our future operating results will depend on our ability to develop and introduce new products on a timely basis that can compete effectively on the basis of price and performance and which address customer requirements. The success of our new product introductions depends on various factors, including, but not limited to:

•	proper new product selection;
•	timely completion and introduction of new product designs;
•	development of support tools and collateral literature that make complex new products easy for engineers to understand and use; and
•	market acceptance of our customers' end products.

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

The semiconductor industry is characterized by seasonality and wide fluctuations of supply and demand.  Since a significant portion of our revenue is from consumer markets and international sales, our business may be subject to seasonally lower revenues in particular quarters of our fiscal year.  However, strength in our overall business in certain recent periods and semiconductor industry conditions have had a more significant impact on our results than seasonality, and has made it difficult to assess the impact of seasonal factors on our business.  The industry has also experienced significant economic downturns, characterized by diminished product demand and production over-capacity.  We have sought to reduce our exposure to this industry cyclically by selling proprietary products that cannot be easily or quickly replaced, to a geographically diverse base of customers across a broad range of market segments.  However, we have experienced substantial period-to-period fluctuations in operating results and expect, in the future, to experience period-to-period fluctuations in operating results due to general industry or economic conditions.

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

Our ability to obtain patents, licenses and other intellectual property rights covering our products and manufacturing processes is important for our success.  To that end, we have acquired certain patents and patent licenses and intend to continue to seek patents on many of our inventions and manufacturing processes.  The process of seeking patent protection can be long and expensive, and patents may not be issued from currently pending or future applications.  In addition, our existing patents and any new patents that are issued may not be of sufficient scope or strength to provide meaningful protection or any commercial advantage to us.  We may be subject to or may ourselves initiate interference proceedings in the U.S. Patent and Trademark Office, which can require significant financial and management resources.  In addition, the laws of certain foreign countries do not protect our intellectual property rights to the same extent as the laws of the United States.  Infringement of our intellectual property rights by a third party could result in uncompensated lost market and revenue opportunities for us.

We do not typically have long-term contracts with our customers.

We do not typically enter into long-term contracts with our customers and we cannot be certain about future order levels from our customers.  When we do enter into customer contracts, the contract is generally cancelable at the convenience of the customer.  Even though we have over 59,000 end customers and our ten largest customers made up approximately 10% of our total revenue for the nine months ended December 31, 2007, cancellation of customer contracts could have an adverse financial impact on our revenue and profits.

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

Operations at any of our manufacturing facilities, or at any of our wafer fabrication or test and assembly subcontractors, may be disrupted for reasons beyond our control, including work stoppages, power loss, incidents of terrorism or security risk, political instability, public health issues, telecommunications, transportation or other infrastructure failure, fire, earthquake, floods, or other natural disasters.  If operations at any of our facilities, or our subcontractors' facilities are interrupted, we may not be able to shift production to other facilities on a timely basis.  If this occurs, we would likely experience delays in shipments of products to our customers and alternate sources for production may be unavailable on acceptable terms.  This could result in reduced revenues and profits and the cancellation of orders or loss of customers.  In addition, business interruption insurance will likely not be enough to compensate us for any losses that may occur and any losses or damages incurred by us as a result of business interruptions could significantly harm our business.

We are highly dependent on foreign sales and operations, which exposes us to foreign political and economic risks.

Sales to foreign customers account for a substantial portion of our net sales.  During fiscal 2007 and the first nine months of fiscal 2008, approximately 75% of our net sales were made to foreign customers.  We purchase a substantial portion of our raw materials and equipment from foreign suppliers.  In addition, we own product assembly and testing facilities located near Bangkok, Thailand, which has experienced periods of political uncertainty in the past.  We also use various foreign contractors for a portion of our assembly and testing and for a portion of our wafer fabrication requirements.  Substantially all of our finished goods inventory is maintained in Thailand.

Our reliance on foreign operations, foreign suppliers, maintenance of substantially all of our finished goods in inventory at foreign locations and significant foreign sales exposes us to foreign political and economic risks, including, but not limited to:

    •        political, social and economic instability;
•       public health conditions;
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

At December 31, 2007, $60.4 million of our investment portfolio was invested in auction rate securities.  If an auction fails for amounts we have invested, our investment will not be liquid.  In September 2007, auctions for $24.9 million of our original purchase value of our investments in auction rate securities had failed.  The $24.9 million in failed auctions have continued to fail through the date of the filing of this report.  As a result, we will not be able to access such funds until a future auction on these investments is successful.  The fair value of the failed auction rate securities has been estimated by management based on pricing data provided by the firms managing our investments and could change significantly based on market conditions.  Based on the estimated values, we concluded these investments were other than temporarily impaired and recognized an impairment charge on these investments of $0.9 million in the three months ended December 31, 2007.  If the issuers are unable to successfully close future auctions or if their credit rating deteriorate, we may be required to further adjust the carrying value of the investments through an impairment charge to earnings.  There are $22.4 million of original purchase value of the failed auctions that are insured for their principal and interest in the case of default.  As a result of the $0.9 million impairment charge taken on the failed auction rate securities in the three months ended December 31, 2007, the securities have a carrying value of $24.0 million.  Our ongoing investments in auction rate securities that have not failed the auction process are invested in municipal bonds that have no recent history of failed auctions.

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

       We must comply with many different federal, state, local and foreign governmental regulations related to the use, storage, discharge and disposal of toxic, volatile or otherwise hazardous chemicals used in our products and manufacturing process.  Our failure to comply with present or future regulations could result in the imposition of fines, suspension of production or a cessation of operations.  Such environmental regulations have required us in the past and could require us in the future to acquire costly equipment or to incur other significant expenses to comply with such regulations.  Any failure by us to control the use of or adequately restrict the discharge of hazardous substances could subject us to future liabilities.  Environmental problems may occur that could subject us to future costs or liabilities.

Over the past few years, there has been an expansion in environmental laws focusing on reducing or eliminating hazardous substances in electronic products.  For example, the EU RoHS Directive provided that beginning July 1, 2006, electronic products sold into Europe were required to meet stringent chemical restrictions, including the absence of lead.  China is adopting similar requirements.  The first phase of the China legislation requires labeling and chemical content disclosure for all electronic products sold into or within China after February 28, 2007.  While at this time our semiconductor products do not directly fall under the China legislation, we have complied with it in order to support our customers’ compliance efforts.  As the Chinese legislation is further implemented or other similar laws are adopted in China or other countries, we may need to take additional compliance activities.  These laws impact our products and may make it more expensive for us to manufacture and sell our products.  It may be difficult to timely comply with these laws and we may not have sufficient quantities of compliant materials to meet customers' needs, thereby adversely impacting our sales and profitability.  We may also have to write off inventory in the event that we hold inventory that is not saleable as a result of changes to regulations.

Regulatory authorities in jurisdictions into which we ship our products could levy fines or restrict our ability to export products.

A significant portion of our sales are made outside of the United States through exporting and re-exporting of products.  In addition to local jurisdictions' export regulations, our U.S. manufactured products or products based on U.S. technology are subject to Export Administration Regulations ("EAR") when exported and re-exported to and from all international jurisdictions.  Licenses or proper license exceptions may be required for the shipment of our products to certain countries.  Non-compliance with the EAR or other export regulations can result in penalties including denial of export privileges, fines, criminal penalties, and seizure of products.  Such penalties could have a material adverse effect on our business including our ability to meet our net sales and earnings targets.

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

While acquisitions do not represent a major part of our growth strategy, from time to time we may consider strategic acquisitions if such opportunities arise.  Any transactions that we complete may involve a number of risks, including: the diversion of our management's attention from our existing business to integrate the operations and personnel of the acquired business, or possible adverse effects on our operating results during the integration process.  In addition, we may not be able to successfully or profitably integrate, operate, maintain and manage any newly acquired operations or employees.  We may not be able to maintain uniform standards, controls, procedures and policies, and this may lead to operational inefficiencies.

We have not historically maintained substantial levels of indebtedness, and our financial condition and results of operations could be adversely affected if we do not effectively manage our liabilities.

        As a result of our sale of $1.15 billion of 2.125% convertible debentures in December 2007, we have a substantially greater amount of long-term debt than we have maintained in the past.  Our maintenance of substantial levels of debt could adversely affect our flexibility to take advantage of corporate opportunities and could adversely affect our financial condition and results of operations. We may need or desire to refinance all or a portion of our debentures or any other future indebtedness that we incur on or before the maturity of the debentures.  There can be no assurance that we will be able to refinance any of our indebtedness on commercially reasonable terms, if at all.

Conversion of our debentures will dilute the ownership interest of existing stockholders, including holders who had previously converted their debentures.

The conversion of some or all of our outstanding debentures will dilute the ownership interest of existing stockholders to the extent we deliver common stock upon conversion of the debentures.  Any sales in the public market of any common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock.  In addition, the existence of the debentures may encourage short selling by market participants because the conversion of the debentures could be used to satisfy short positions, or anticipated conversion of the debentures into shares of our common stock could depress the price of our common stock.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth our purchases of our common stock in the third quarter of fiscal 2008 and the footnote below the table designates the repurchase programs that the shares were purchased under:

Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares Purchased		(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Programs (1)(2)
October 1 – October 31, 2007	1,597,200		$32.08	1,597,200	5,896,235
November 1 – November 30, 2007	1,643,059		$31.86	1,643,059	4,253,176
December 1 – December 31, 2007	23,763,145	(3)	29.92	23,763,145	11,990,031
Total	27,003,404		$30.17	27,003,404

(1)
On October 26, 2006, our Board of Directors authorized the repurchase of up to 10 million shares of our common stock in the open market or privately negotiated transactions. As of December 31, 2007, 1,990,031 shares of this authorization remained available to be purchased under this program. There is no expiration date associated with this authorization.

(2)
On December 11, 2007, our Board of Directors authorized the repurchase of up to 10 million shares of our common stock in open market or privately negotiated transactions. As of December 31, 2007, 10,000,000 shares of this authorization remained available to be purchased under this program. There is no expiration date associated with this program.

(3)
Included in the total number of shares repurchased in December 2007 are 21.5 million shares that were authorized by our Board of Directors to be repurchased concurrently with our $1.15 billion convertible debenture transaction.  No further shares are available to be repurchased under this authorization.

Item 5.	Other Information

In the current fiscal year, each of Steve Sanghi, our Chairman, Chief Executive Officer and President, Mitch Little, our Vice President Worldwide Sales and Applications and Steve Drehobl, our Vice President, Security, Microcontroller and Technology Division, entered into trading plans as contemplated by Rule 10b-5-1 under the Securities Exchange Act of 1934 and periodic sales of our common stock are expected to occur under such plans.

The foregoing disclosure is being made on a voluntary basis and not pursuant to any specific requirement under Form 10-Q, Form 8-K or otherwise.

Item 6.                       Exhibits

4.1
Indenture, dated as of December 7, 2007, by and between Wells Fargo Bank, National Association, as Trustee, and Microchip Technology Incorporated [Incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K filed December 7, 2007.]

4.2
Registration Rights Agreement, dated as of December 7, 2007, by and between J.P. Morgan Securities Inc. and Microchip Technology Incorporated [Incorporated by reference to Exhibit 4.2 to Registrant’s Current Report on Form 8-K filed December 7, 2007.]

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

MICROCHIP TECHNOLOGY INCORPORATED

Date: February 7, 2008	By: /s/ Gordon W. Parnell
Gordon W. Parnell
Vice President and Chief Financial Officer
(Duly Authorized Officer, and
Principal Financial and Accounting Officer)