Form 10-K
period 2008-03-31
MICROCHIP TECHNOLOGY INC
filed 2008-05-28
CIK 827054

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K
(Mark One)

☒           Annual report pursuant to section 13 or 15(d) of the securities exchange act of 1934
For the fiscal year ended March 31, 2008

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

(480) 792-7200
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.001 Par Value Per Share	Nasdaq Global Market
Preferred Share Purchase Rights	None

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.☒Yes☐No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.☐Yes☒No

Indicate by checkmark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:  ☒Yes☐No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of Form 10-K or any amendment to this Form 10-K☐

Indicate by check mark whether the registrant is large accelerated filer, an accelerated filed, or a non-accelerated filer,  or smaller reporting company.  See definitions of “large accelerated filer” “accelerated file” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).☐Yes☒No

Aggregate market value of the voting and non-voting common equity held by non-affiliates as of September 28, 2007 based upon the closing price of the common stock as reported by The NASDAQ® Global Market on such date was approximately $7,668,164,565.

Number of shares of Common Stock, $.001 par value, outstanding as of May 22, 2008:  184,952,497.

Documents Incorporated by Reference
Document		Part of Form 10-K
Proxy Statement for the 2008 Annual Meeting of Stockholders		III

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

Item 1.                 BUSINESS

We develop and manufacture specialized semiconductor products used by our customers for a wide variety of embedded control applications.  Our product portfolio comprises 8-bit, 16-bit, and 32-bit PIC® microcontrollers and 16-bit dsPIC® digital signal controllers, which feature on-board Flash (reprogrammable) memory technology.  In addition, we offer a broad spectrum of high-performance linear, mixed-signal, power management, thermal management, battery management and interface devices.  We also make serial EEPROMs.  Our synergistic product portfolio targets thousands of applications and a growing demand for high-performance designs in the automotive, communications, computing, consumer and industrial control markets.  Our quality systems are ISO/TS16949 (2002 version) certified.

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

The increasing demand for embedded control has made the market for microcontrollers one of the larger segments of the semiconductor market at approximately $14 billion in calendar year 2007.  Microcontrollers are currently available in 4-bit through 32-bit architectures.  4-bit microcontrollers are relatively inexpensive, but they generally lack the minimum functionality required in most applications and are typically used in relatively simple applications.  8-bit microcontrollers remain very cost-effective for a wide range of high volume embedded control applications and, as a result, continue to represent the largest portion of the overall microcontroller market.  16-bit and 32-bit microcontrollers provide higher performance and functionality, and are generally found in more complex embedded control applications.

Many of the microcontrollers shipped today are ROM-based and must be programmed by the semiconductor supplier during manufacturing, resulting in long lead times, based on market conditions, for delivery of such microcontrollers.  In addition to delayed product introduction, these long lead times can result in potential inventory obsolescence and temporary factory shutdowns when changes in the firmware are required. To address these issues, we offer programmable microcontrollers that can be configured by the customer in the customer’s manufacturing line, thus significantly reducing lead time and inventory risks when the inevitable firmware changes occur.  While these microcontrollers were initially expensive relative to ROM-based microcontrollers, manufacturing technology has evolved over time to the point where reprogrammable microcontrollers are now available for little to no premium over ROM-based microcontrollers, thus providing significant value to microcontroller customers.  As a result, reprogrammable microcontrollers are the fastest growing segment of the microcontroller market.

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

Microcontrollers

We offer a broad family of microcontroller products featuring our unique, proprietary architecture marketed under the PIC® brand name.  We believe that our PIC product family is a price/performance leader in the worldwide microcontroller market.  We have shipped over 6 billion PIC microcontrollers to customers worldwide since their introduction in 1990.  Our PIC products are designed for applications requiring field-programmability, high performance, low power and cost effectiveness.  They feature a variety of memory technology configurations, low voltage and power, small footprint and ease of use.  Our performance results from a product architecture which features dual data and instruction pathways, referred to as a Harvard dual-bus architecture; a Reduced Instruction Set Computer, referred to as RISC; and variable length instructions; all of which provide significant speed advantages over alternative single-bus, Complex Instruction Set Computer architectures, referred to as CISC.  With over 550 microcontrollers in our product portfolio, we target the 8-bit, 16-bit, and 32-bit microcontroller markets.

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

Many independent companies also develop and market application development tools that support our standard microcontroller product architecture.  Currently, there are more than 190 third-party tool suppliers worldwide whose products support our proprietary microcontroller architecture.

We believe that familiarity with and adoption of both our and third-party development tools by an increasing number of product designers will be an important factor in the future selection of our embedded control products.  These development tools allow design engineers to develop thousands of application-specific products from our standard microcontrollers.  To date, we have shipped more than 600,000 development tools.

Analog and Interface Products

Our analog and interface products consist of several families with over 500 power management, linear, mixed-signal, thermal management and interface products.  At the end of fiscal 2008, our mixed-signal analog and interface products were being shipped to more than 13,400 end customers.

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

Wafer Fabrication

Fab 2 currently produces 8-inch wafers and supports manufacturing processes from 0.35 to 5.0 microns.  During fiscal 2008 and fiscal 2007, Fab 2 operated at approximately 99% of its capacity.  Operating at higher percentages of capacity has a positive impact on our operating results due to the relatively high fixed costs inherent in wafer fabrication manufacturing.

We acquired Fab 4 in August 2002 and began production on October 31, 2003.  Fab 4 currently produces 8-inch wafers using predominantly 0.35 to 0.5 micron manufacturing processes and is capable of supporting technologies below 0.18 microns.  A significant amount of clean room capacity and equipment acquired with Fab 4 can be brought on line in the future to support incremental wafer fabrication capacity needs.  We believe the combined capacity of Fab 2 and Fab 4 will provide sufficient capacity to allow us to respond to increases in future demand.

In September 2007, we received an unsolicited offer on our Fab 3 facility located in Puyallup, Washington.  We assessed our available capacity in our current facilities, along with our capacity available from outside foundries and determined the capacity of Fab 3 would not be required in the near term.  As a result of this assessment, we accepted the purchase offer to sell Fab 3 on September 21, 2007 and the transaction closed on October 19, 2007.  We received $27.5 million in cash net of expenses associated with the sale and recognized an impairment charge of $26.8 million on the sale of Fab 3, representing the difference between the carrying value of the assets at September 30, 2007 and the amounts realized subsequent to September 30, 2007.

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

Assembly and Test

We perform product assembly and testing at our facilities located near Bangkok, Thailand.  As of March 31, 2008, approximately 67% of our assembly requirements were being performed in our Thailand facility.  As of March 31, 2008, our Thailand facility was testing substantially all of our wafer production.  We use third-party assembly and test contractors in several Asian countries for the balance of our assembly and test requirements.

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

At the end of fiscal 2008, we owned long-lived assets (consisting of property, plant and equipment) in the United States amounting to $400.6 million and $121.7 million in other countries, including $113.1 million in Thailand.  At the end of fiscal 2007, we owned long-lived assets in the United States amounting to $488.7 million and $117.0 million in other countries, including $114.6 million in Thailand.

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

In fiscal 2008, our R&D expenses were $120.9 million, compared to $113.7 million in fiscal 2007 and $94.9 million in fiscal 2006.  R&D expenses included $10.7 million in fiscal 2008 and $9.6 million in fiscal 2007 of share-based compensation as a result of the adoption of FASB Statement of Financial Accounting Standard (SFAS) No. 123 (revised 2004) Share-Based Payment (SFAS No. 123R).

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

In fiscal 2008, we derived 64% of our net sales through distributors and 36% of our net sales from customers serviced directly by Microchip.  In fiscal 2007 and 2006, we derived 65% of our net sales through distributors and 35% of our net sales from customers serviced directly by Microchip.  Our largest distributor accounted for approximately 12% of our net sales in fiscal 2008, 11% of our net sales in fiscal 2007 and 13% of our net sales in fiscal 2006.  Our second largest distributor accounted for approximately 7% of our net sales in fiscal 2008, 10% of our net sales in fiscal 2007 and 11% of our net sales in fiscal 2006.  No other distributor or end customer accounted for more than 10% of our net sales in fiscal 2008, 2007 or 2006.  In February 2008, we terminated our relationship with Arrow Electronics in North America and Europe.  Arrow Electronics in Australia and New Zealand remain as our only Arrow Electronics franchised distributor locations worldwide.  In February 2008, we also entered into a new demand creation relationship with Avnet/Memec in North America, Avnet/Silica in Europe, and an expanded demand creation relationship with Future Electronics worldwide.

We do not have long-term agreements with our distributors and we, or our distributors, may each terminate our relationship with little or no advanced notice.  The loss of, or the disruption in the operations of, one or more of our distributors could reduce our future net sales in a given quarter and could result in an increase in inventory returns.

Sales by Geography

Sales by geography for fiscal 2008, 2007 and 2006 were as follows (dollars in thousands):

	Year Ended March 31,
	2008		2007		2006
Americas	$273,363	26.4%	$287,371	27.6%	$266,353	28.7%
Europe	308,171	29.8	302,708	29.1	255,367	27.5
Asia	454,203	43.8	449,592	43.3	406,173	43.8

Total Sales	$1,035,737	100.0%	$1,039,671	100.0%	$927,893	100.0%

Sales to foreign customers accounted for approximately 75% of our net sales in fiscal 2008, 74% of our net sales in fiscal 2007 and 74% of our net sales in fiscal 2006.  Our sales to foreign customers have been predominately in Asia and Europe, which we attribute to the manufacturing strength in those areas for automotive, communications, computing, consumer and industrial control products.  Americas sales include sales to customers in the United States, Canada, Central America and South America.

Sales to customers in China, including Hong Kong, accounted for approximately 20% of our net sales in fiscal 2008, 18% of our net sales in fiscal 2007 and 17% of our net sales in fiscal 2006.  In each of fiscal 2008, 2007 and 2006, sales to customers in Taiwan accounted for approximately 10% of our net sales.  We did not have sales into any other foreign countries that exceeded 10% of our net sales during fiscal 2008, 2007 or 2006.

Our international sales are predominately U.S. dollar denominated.  Although foreign sales are subject to certain government export restrictions, we have not experienced any material difficulties to date as a result of export restrictions.

The semiconductor industry is characterized by seasonality and wide fluctuations of supply and demand.  Since a significant portion of our revenue is from consumer markets and international sales, our business may be subject to seasonally lower revenues in the third and fourth quarters of our fiscal year.  In recent periods, weakness in the U.S. housing market and general economic conditions have had a more significant impact on our results than seasonality, and has made it difficult to assess the impact of seasonal factors on our business.

Backlog

As of April 30, 2008, our backlog was approximately $225.7 million, compared to $185.4 million as of April 30, 2007.  Our backlog includes all purchase orders scheduled for delivery within the subsequent 12 months.

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

We currently compete principally on the basis of the technical innovation and performance of our embedded control products, including the following product characteristics:

•	speed
•	functionality
•	density
•	power consumption
•	reliability
•	packaging alternatives

We believe that other important competitive factors in the embedded control market include:

•	ease of use
•	functionality of application development systems
•	dependable delivery, quality and availability
•	technical service and support
•	price

We believe that we compete favorably with other companies on all of these factors, but we may be unable to compete successfully in the future, which could harm our business.

Patents, Licenses and Trademarks

We maintain a portfolio of United States and foreign patents, expiring on various dates between 2008 and 2026.  We also have numerous additional United States and foreign patent applications pending.  We do not expect that the expiration of any particular patent will have a material impact on our business.  While we intend to continue to seek patents on our inventions and manufacturing processes, we believe that our continued success depends primarily on the technological skills and innovative capabilities of our personnel and our ability to rapidly commercialize product developments, rather than on our patents.  Our existing patents and any new patents that are issued may not be of sufficient scope or strength to provide meaningful protection or any commercial advantage to us.  In addition, the laws of certain foreign countries do not protect our intellectual property rights to the same extent as the laws of the United States.

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

Employees

As of March 31, 2008, we had 4,811 employees.  None of our employees are represented by a labor organization.  We have never had a work stoppage and believe that our employee relations are good.

Executive Officers

The following sets forth certain information regarding our executive officers as of April 30, 2008:

Name	Age	Position
Steve Sanghi	52	Chairman of the Board, President and Chief Executive Officer
Ganesh Moorthy	48	Executive Vice President
Stephen V. Drehobl	46	Vice President, Security, Microcontroller and Technology Division
David S. Lambert	56	Vice President, Fab Operations
Mitchell R. Little	55	Vice President, Worldwide Sales and Applications
Gordon W. Parnell	58	Vice President, Chief Financial Officer
Richard J. Simoncic	44	Vice President, Analog and Interface Products Division

Mr. Sanghi has been President since August 1990, CEO since October 1991, and Chairman of the Board since October 1993.  He has served as a director since August 1990.  Mr. Sanghi holds an M.S. degree in Electrical and Computer Engineering from the University of Massachusetts and a B.S. degree in Electronics and Communication from Punjab University, India.  Since May 2004, he has been a member of the Board of Directors of Xyratex Ltd., a storage and network technology company.  Since May 2007, he has been a member of the Board of Directors of FIRST (For Inspiration and Recognition of Science and Technology).

Mr. Moorthy has served as Executive Vice President since October 2006 and served as a Vice President in various roles since he joined the Company in 2001.  Prior to this time, he served in various executive capacities with other semiconductor companies.  Mr. Moorthy holds an M.B.A. in Marketing from National University, a B.S. degree in Electrical Engineering from the University of Washington and a B.S. degree in Physics from the University of Bombay.

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

Mr. Parnell has served as Vice President and Chief Financial Officer since May 2000.  He served as Vice President, Controller and Treasurer from April 1993 to May 2000.  Mr. Parnell holds a finance/accounting qualification with the Association of Certified Accountants from Edinburgh College, Scotland.  Since January 2008, he has been a member of the Board of Directors of Integrated Device Technology, Inc.

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

Our quarterly operating results are affected by a wide variety of factors that could reduce our net sales and profitability, many of which are beyond our control. Some of the factors that may affect our quarterly operating results include:

•	changes in demand or market acceptance of our products and products of our customers;
•	levels of inventories at our customers;
•	the mix of inventory we hold and our ability to satisfy orders from our inventory;
•	changes in utilization of our manufacturing capacity and fluctuations in manufacturing yields;
•	our ability to secure sufficient assembly and testing capacity;
•	availability of raw materials and equipment;
•	competitive developments including pricing pressures;
•	the level of orders that are received and can be shipped in a quarter;
•	the level of sell-through of our products through distribution;
•	fluctuations in the mix of products;
•	changes or fluctuations in customer order patterns and seasonality;
•	constrained availability from other electronic suppliers impacting our customers’ ability to ship their products, which in turn may adversely impact our sales to those customers;
•	costs and outcomes of any current or future tax audits or any litigation involving intellectual property, customers or other issues;
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

Sales through distributors accounted for approximately 64% of our net sales in fiscal 2008 and 65% of our net sales in each of fiscal 2007 and 2006.  Our largest distributor accounted for approximately 12% of our net sales in fiscal 2008, 11% of our net sales in fiscal 2007 and 13% of our net sales in fiscal 2006.  Our two largest distributors accounted for approximately 19% of our net sales in fiscal 2008, 21% of our net sales in fiscal 2007 and 24% of our net sales in fiscal 2006.  We do not have long-term agreements with our distributors and we and our distributors may each terminate our relationship with little or no advance notice.

On February 4, 2008, we terminated our distributor Arrow Electronics and announced that we had partnered with Avnet Electronics Marketing and Future Electronics to provide our global distribution services.  We believe that these two global distributors combined with our regional and specialty distributor partners will have a positive long-term impact in supporting the technical and commercial support needs of our customers.  Our net sales of product sold by Arrow Electronics in the year ended March 31, 2008 represented approximately 7% of our net sales.  Although we do not believe the termination of Arrow Electronics will have a material adverse impact on our net sales, there can be no assurance as to what the long-term or short-term impact on us will be as a result of these recent actions.

During fiscal 2006, we reduced the gross margin that certain of our distributors earn when they sell our products.  We reduced these distributors’ gross margins because we believed these distributors did not have sufficient technical sales resources to properly address the marketplace for our products.  Since fiscal 2006, we have added over 150 technical sales employees and added new regional distributors throughout our worldwide sales organization to address the support requirements for both our OEM and distribution customers.  Although these actions have not had a material adverse impact on the overall effectiveness of our distribution channel, there can be no assurance that there will not be an adverse impact in the future.

During an industry and/or economic downturn, it is possible there will be an oversupply of products, and a decrease in sell-through by our distributors.  The decline in sell-through of our products by, loss of, or a disruption in the operations of, one or more of our distributors could reduce our net sales in a given period and could result in an increase in inventory returns.

Our success depends on our ability to introduce new products on a timely basis.

Our future operating results will depend on our ability to develop and introduce new products on a timely basis that can compete effectively on the basis of price and performance and which address customer requirements. The success of our new product introductions depends on various factors, including, but not limited to:

•	proper new product selection;
•	timely completion and introduction of new product designs;
•	availability of development and support tools and collateral literature that make complex new products easy for engineers to understand and use; and
•	market acceptance of our customers’ end products.

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

We may be unsuccessful in retaining our existing key personnel or in attracting and retaining additional key personnel that we require.  The loss of the services of one or more of our key personnel or the inability to add key personnel could harm our business.  We have no employment agreements with any member of our senior management team.  As a result of the anticipated impact that the adoption of SFAS No. 123R in our first fiscal quarter of 2007 would have on our results of operations, we changed our equity compensation program during fiscal 2006.  We now grant fewer equity-based shares per employee and the type of equity instrument is generally restricted stock units rather than stock options.  This change in our equity compensation program may make it more difficult for us to attract or retain qualified management and engineering personnel, which could have an adverse effect on our business.

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

Our use of third parties involves some reduction in our level of control over the portions of our business that we subcontract.  Our future operating results could suffer if any contractor were to experience financial, operations or production difficulties or situations when demand exceeds capacity, or if they were unable to maintain manufacturing yields, assembly and test yields and costs at approximately their current levels, or if due to their locations in foreign countries they were to experience political upheaval or infrastructure disruption.  Further, procurement of required products and services from third parties is done by purchase order and contracts.  If these third parties are unable or unwilling to timely deliver products or services conforming to our quality standards, we may not be able to qualify additional manufacturing sources for our products in a timely manner or at all, and such arrangements, if any, may not be on favorable terms to us.  In such event, we could experience an interruption in production, an increase in manufacturing and production costs, decline in product reliability, and our business and operating results could be adversely affected.

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

The semiconductor industry is characterized by seasonality and wide fluctuations of supply and demand.  Since a significant portion of our revenue is from consumer markets and international sales, our business may be subject to seasonally lower revenues in the third and fourth quarters of our fiscal year.  However, fluctuations in our overall business in certain recent periods and semiconductor industry conditions have had a more significant impact on our results than seasonality, and has made it difficult to assess the impact of seasonal factors on our business.  The industry has also experienced significant economic downturns, characterized by diminished product demand and production over-capacity.  We have sought to reduce our exposure to this industry cyclically by selling proprietary products that cannot be easily or quickly replaced, to a geographically diverse base of customers across a broad range of market segments.  However, we have experienced substantial period-to-period fluctuations in operating results and expect, in the future, to experience period-to-period fluctuations in operating results due to general industry or economic conditions.

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

It is also possible that from time to time we may be subject to claims related to the performance or use of our products.  These claims may be due to products nonconformance to our specifications, or specifications agreed upon with the customer, changes in our manufacturing processes, and unexpected end customer system issues due to the interaction with our products or insufficient design or testing by our customers.  We could incur significant expenses related to such matters, including costs related to writing off the value of inventory of defective products; recalling defective products; providing support services, product replacements, or modification to products; the defense of such claims; diversion of resources from other projects; lost revenue or delay in recognition of revenue due to cancellation of orders and unpaid receivables; customer imposed fines or penalties for failure to meet contractual requirements; and a requirement to pay damages.

Because the systems into which our products are integrated have a higher cost of goods than the products we sell, these expenses and damages may be significantly higher than the sales and profits we received from the products involved.  While we specifically exclude consequential damages in our standard terms and conditions, our ability to avoid such liabilities may be limited by applicable law.  We do have product liability insurance, but we do not expect that insurance will cover all claims or be of a sufficient amount to fully protect against such claims.  Costs or payments we may make in connection with these customer claims may adversely affect the results of our operations.

Further, we sell to customers in industries such as automotive, aerospace, and medical, where failure of their systems could cause damage to property or persons.  We may be subject to customer claims if our products, or interactions with our products, cause the system failures.  We will face increased exposure to customer claims if there are substantial increases in either the volume of our sales into these applications or the frequency of system failures caused by our products.

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

We do not typically enter into long-term contracts with our customers and we cannot be certain about future order levels from our customers.  When we do enter into customer contracts, the contract is generally cancelable at the convenience of the customer.  Even though we have approximately 60,000 end customers and our ten largest customers made up approximately 9% of our total revenue for the year ended March 31, 2008, cancellation of customer contracts could have an adverse financial impact on our revenue and profits.

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

Sales to foreign customers account for a substantial portion of our net sales. During fiscal 2008, approximately 75% of our net sales were made to foreign customers.  During fiscal 2007, approximately 74% of our net sales were made to foreign customers.  We purchase a substantial portion of our raw materials and equipment from foreign suppliers.  In addition, we own product assembly and testing facilities located near Bangkok, Thailand, which has experienced periods of political uncertainty in the past.  We also use various foreign contractors for a portion of our assembly and testing and for a portion of our wafer fabrication requirements.  Substantially all of our finished goods inventory is maintained in Thailand.

Fluctuations in foreign currency could impact our operating results.  We use forward currency exchange contracts to reduce the adverse earnings impact from the effect of exchange rate fluctuations on our non-U.S. dollar net balance sheet exposures.  Nevertheless, in periods when the U.S. dollar significantly fluctuates in relation to the non-U.S. currencies in which we transact business, the remeasurement of non-U.S. dollar transactions can have an adverse effect on our results of operations and financial condition.

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

A portion of our short-term investment portfolio is invested in auction rate securities.  Recent auctions for these securities have failed and our investment in these securities is not liquid. If the issuer is unable to successfully close future auctions or their credit rating deteriorates, we may be required to further adjust the carrying value of our investment through an impairment charge to earnings.

At March 31, 2008, $59.7 million of our investment portfolio was invested in auction rate securities. Historically, the carrying value of auction rate securities approximated fair value due to the frequent resetting of the interest rates.  If an auction fails for amounts we have invested, our investment will not be liquid.  With the recent liquidity issues experienced in the global credit and capital markets, our auction rate securities have experienced multiple failed auctions.  In September 2007 and February 2008, auctions for $24.9 million and $34.8 million, respectively, of the original purchase value of our investments in auction rate securities had failed.  While we earn interest on these investments based on a pre-determined formula with spreads tied to particular interest rate indexes, the estimated market value for a portion of these auction rate securities no longer approximates the original purchase value.

The $24.9 million in failed auctions during September 2007 are all either AA or AAA rated by Standard & Poors and all but $2.5 million of the securities possesses credit enhancement in the form of insurance for principal and interest. The underlying characteristics of $22.4 million of these auction rate securities relate to servicing statutory requirements in the life insurance industry and $2.5 million relate to a specialty finance company that has a AAA rating from Standard & Poors and the issue we own has a AA rating from Standard & Poors.  The $24.9 million in failed auctions have continued to fail through May 23, 2008.  As a result, we will not be able to access such funds until a future auction on these investments is successful.  The fair value of the failed auction rate securities has been estimated based on market information and estimates determined by management and could change significantly based on market conditions.  Based on the estimated values, we concluded these investments were other than temporarily impaired and recognized an impairment charge on these investments of $2.4 million during fiscal 2008.  If the issuers are unable to successfully close future auctions or if their credit ratings deteriorate, we may be required to further adjust the carrying value of the investments through an impairment charge to earnings.

The $34.8 million in failed auctions during February 2008 are investments in student loan-backed municipal bond auction rate securities.  Based upon our evaluation of available information, we believe these investments are of high credit quality, as all of the investments carry at least two AAA credit ratings and are largely backed by the federal government (Federal Family Education Loan Program).  The fair value of the failed auction rate securities has been estimated based on market information and estimates determined by management and could change significantly based on market conditions.

We continue to monitor the market for auction rate securities and consider its impact (if any) on the fair market value of our investments.  If the market conditions deteriorate further, we may be required to record additional unrealized losses in other comprehensive income or impairment charges.  We intend and have the ability to hold these auction rate securities until the market recovers as we do not anticipate having to sell these securities to fund the operations of our business.  We believe that, based on our current unrestricted cash, cash equivalents and short-term marketable securities balances, the current lack of liquidity in the markets for auction rate securities will not have a material impact on our liquidity, cash flow or our ability to fund our operations.

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

The occurrence of events for which we are self-insured, or which exceed our insurance limits may adversely affect our profitability and liquidity.

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

Over the past few years, there has been an expansion in environmental laws focusing on reducing or eliminating hazardous substances in electronic products.  For example, the EU RoHS Directive provided that beginning July 1, 2006, electronic products sold into Europe were required to meet stringent chemical restrictions, including the absence of lead. Other countries, such as the United States, China and Korea, have enacted or may enact laws or regulations similar to those of the EU.  These and other future environmental regulations could require us to reengineer certain of our existing products and may make it more expensive for us to manufacture and sell our products.  Over the last several years, the number and complexity of laws focused on the energy efficiency of electronic products and accessories; the recycling of electronic products; and the reduction in quantity and the recycling of packaging materials have expanded significantly.  It may be difficult for us to timely comply with these laws and we may not have sufficient quantities of compliant materials to meet customers’ needs, thereby adversely impacting our sales and profitability.  We may also have to write off inventory in the event that we hold inventory that is not saleable as a result of changes to regulations.  We expect these trends to continue.  In addition, we anticipate increased customer requirements to meet voluntary criteria related to reduction or elimination of hazardous substances in our products and energy efficiency measures.

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

We are subject to continued examination of our income tax returns by the Internal Revenue Service and other tax authorities for fiscal year 2002 and later.  We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes.  There can be no assurance that the outcomes from these continuing examinations will not have an adverse effect on our future operating results.

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

As a result of our sale of $1.15 billion of 2.125% junior subordinated convertible debentures in December 2007, we have a substantially greater amount of long-term debt than we have maintained in the past.  Our maintenance of substantial levels of debt could adversely affect our flexibility to take advantage of corporate opportunities and could adversely affect our financial condition and results of operations.  We may need or desire to refinance all or a portion of our debentures or any other future indebtedness that we incur on or before the maturity of the debentures.  There can be no assurance that we will be able to refinance any of our indebtedness on commercially reasonable terms, if at all.

Conversion of our debentures will dilute the ownership interest of existing stockholders, including holders who had previously converted their debentures.

The conversion of some or all of our outstanding debentures will dilute the ownership interest of existing stockholders to the extent we deliver common stock upon conversion of the debentures.  Upon conversion, we may satisfy our conversion obligation by delivering cash, shares of common stock or any combination, at our option.  If upon conversion we elect to deliver cash for the lesser of the conversion value and principal amount of the debentures, we would pay the holder the cash value of the applicable number of shares of our common stock.  If the conversion value of a debenture exceeds the principal amount of the debenture, we may also elect to deliver in cash in lieu of common stock for the conversion value in excess of one thousand dollars principal amount (conversion spread).  There would be no adjustment to the numerator in the net income per common share computation for the cash settled portion of the debentures as that portion of the debt instrument will always be settled in cash.  The conversion spread will be included in the denominator for the computation of diluted net income per common share.  Any sales in the public market of any common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock.  In addition, the existence of the debentures may encourage short selling by market participants because the conversion of the debentures could be used to satisfy short positions, or anticipated conversion of the debentures into shares of our common stock could depress the price of our common stock.

There will likely be potential new accounting pronouncements or regulatory rulings which may have an adverse impact on our future financial condition and results of operations.

There will likely be potential new accounting pronouncements of regulatory rulings, which may have an adverse impact on our future financial condition and results of operations.  For example, in May 2008, the FASB issued FASB Staff Position (FSP) No. APB 14-1, Accounting for Convertible Debt Instruments that May be Settled in Cash  upon Conversion (Including Partial Cash Settlement) (FSP APB 14-1), that alters the accounting treatment for convertible debt that allows for either mandatory or optional cash settlements, including our outstanding debentures.  The FSP requires the issuer to separately account for the liability and equity components of the instrument in a manner that reflects the issuer’s economic interest cost.

Further, the FSP will require bifurcation of a component of the debt, classification of that component as equity, and then accretion of the resulting discount on the debt to result in the “economic interest cost” being reflected in the condensed consolidated statements of operations.  In issuing this FSP, the FASB emphasized that the FSP will be applied to the terms of the instruments as they exited for the time periods existed, therefore, the application of the FSP would be applied retrospectively to all periods presented.  The FSP is effective for fiscal years beginning after December 15, 2008, and will require retrospective application.  We will be required to implement the proposed standard during the first quarter of fiscal 2010, which begins on April 1, 2009.  Although FSP APB 14-1 will have no impact on our actual past or future cash flows, it would require us to record a significant amount of non-cash interest expense as the debt discount is amortized.  In addition, if our convertible debt is redeemed or converted prior to maturity, any unamortized debt discount would result in a loss on extinguishment.  As a result, there could be a material adverse impact on our results of operations and earnings per share.  These impacts could adversely affect the trading price of our common stock and the trading price of our debentures.

Item 1B.              UNRESOLVED STAFF COMMENTS

None.

Item 2.                 PROPERTIES

At March 31, 2008, we owned the facilities described below:

Location	Approximate Total Sq. Ft.	Uses
Chandler, Arizona	415,000	Executive and Administrative Offices; Wafer Probe; R&D Center; Sales and Marketing; and Computer and Service Functions
Tempe, Arizona	379,000	Wafer Fabrication (Fab 2); R&D Center; Administrative Offices; and Warehousing
Gresham, Oregon	826,500	Wafer Fabrication (Fab 4), R&D Center, Administrative Offices, and Warehousing
Chacherngsao, Thailand (1)	290,000	Test and Assembly; Wafer Probe; Sample Center; Warehousing; and Administrative Offices

(1)           Located in the Alphatechnopolis Industrial Park near Bangkok on land to which title was acquired by us in the fourth quarter of fiscal 2008.  Obtaining full title of the land had been delayed due to a bankruptcy relating to the seller of the land.

We own a 67,174 square foot building in Bangalore, India which is used for research and development, marketing support and other administrative functions.

In addition to the facilities we own, we lease several research and development facilities and sales offices in North America, Europe and Asia.  Our aggregate monthly rental payment for our leased facilities is approximately $0.5 million.

We currently believe that our existing facilities will be adequate to meet our production requirements for the next 12 months.

Item 3.                 LEGAL PROCEEDINGS

In the ordinary course of our business, we are involved in a limited number of legal actions, both as plaintiff and defendant, and could incur uninsured liability in any one or more of them.  On April 18, 2008, LSI Logic and its wholly owned subsidiary Agere, filed both an action with the International Trade Commission and a complaint in the Eastern District of Texas alleging patent infringement by Microchip and 17 other semiconductor and foundry companies.  These actions seek monetary damages and injunctive relief against the allegedly infringing products.  Due to the very early stage of these proceedings, the outcome of these actions is not presently determinable, and therefore we can make no assessment of their materiality.  Microchip intends to vigorously defend its rights in these matters.  We periodically receive notification from various third parties alleging patent infringment of patents, intellectual property rights or other matters.  With respect to these and other pending legal actions to which we are a party, although the outcome of these actions is not presently determinable, we believe that the ultimate resolution of these matters will not harm our business and will not have a material adverse effect on our financial position, cash flows or results of operations.  Litigation relating to the semiconductor industry is not uncommon, and we are, and from time to time have been, subject to such litigation.   No assurances can be given with respect to the extent or outcome of any such litigation in the future.

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

Fiscal 2008	High	Low	Fiscal 2007	High	Low
First Quarter	$42.06	$35.47	First Quarter	$38.15	$31.79
Second Quarter	$39.53	$36.31	Second Quarter	34.88	31.11
Third Quarter	$36.92	$27.57	Third Quarter	34.83	31.40
Fourth Quarter	$34.56	$26.86	Fourth Quarter	37.49	33.21

Stock Price Performance Graph

The following graph and table show a comparison of the five-year cumulative total stockholder return, calculated on a dividend reinvestment basis, for Microchip Technology, The Nasdaq Composite Index, and the Philadelphia Semiconductor Index.

	Cumulative Total Return
	March 2003	March 2004	March 2005	March 2006	March 2007	March 2008
Microchip Technology Incorporated	100.00	133.30	132.21	187.86	189.14	180.35
NASDAQ Composite	100.00	151.41	152.88	181.51	190.24	177.63
Philadelphia Semiconductor Index	100.00	170.76	146.74	161.55	154.91	141.59

Data acquired by Research Data Group, Inc. (www.researchdatagroup.com)

On May 16, 2008, there were approximately 399 holders of record of our common stock.  This figure does not reflect beneficial ownership of shares held in nominee names.

We have been declaring and paying quarterly cash dividends on our common stock since the third quarter of fiscal 2003.  Our total cash dividends paid were $252.0 million, $207.9 million and $120.1 million in fiscal 2008, 2007 and 2006, respectively.  The following table sets forth our quarterly cash dividends per common share and the total amount of the dividend payment for each quarter in fiscal 2008 and 2007 (amounts in thousands, except per share amounts).

Fiscal 2008	Dividends per Common Share	Amount of Dividend Payment	Fiscal 2007	Dividends per Common Share	Amount of Dividend Payment
First Quarter	$0.280	$61,119	First Quarter	$0.215	$46,064
Second Quarter	0.295	64,095	Second Quarter	0.235	50,509
Third Quarter	0.310	66,378	Third Quarter	0.250	53,953
Fourth Quarter	0.320	60,367	Fourth Quarter	0.265	57,374

On April 28, 2008, we declared a quarterly cash dividend of $0.330 per share, which will be paid on May 27, 2008 to stockholders of record on May 12, 2008 and the total amount of such dividend is expected to be $60.9 million.  Our Board is free to change our dividend practices at any time and to increase or decrease the dividend paid, or not to pay a dividend, on our common stock on the basis of our results of operations, financial condition, cash requirements and future prospects, and other factors deemed relevant by our Board.  Our current intent is to provide for ongoing quarterly cash dividends depending upon market conditions and our results of operations.

Please refer to “Item 12, Security Ownership Of Certain Beneficial Owners And Management And Related Stockholder Matters,” at page 42 below, for the information required by Item 201(d) of Regulation S-K with respect to securities authorized for issuance under our equity compensation plans at March 31, 2008.

Issuer Purchases of Equity Securities

The following table sets forth our purchases of our common stock in the fourth quarter of fiscal 2008 and the footnote below the table designates the repurchase programs that the shares were purchased under:

Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Programs (1)(2)
January 1 – January 31, 2008	200,000	$31.81	200,000	11,790,031
February 1 – February 29, 2008	3,997,797	$31.45	3,997,797	7,792,234
March 1 – March 31, 2008	1,300,000	$31.69	1,300,000	6,492,234
Total	5,497,797	$31.52	5,497,797

(1)
On October 23, 2006, our Board of Directors authorized the repurchase of up to 10 million shares of our common stock in the open market or privately negotiated transactions.  As of March 31, 2008, no shares of this authorization remained available to be purchased under this program.

(2)
On December 11, 2007, our Board of Directors authorized the repurchase of up to 10 million shares of our common stock in open market or privately negotiated transactions.  As of March 31, 2008, 6,492,234 shares of this authorization remained available to be purchased under this program.  There is no expiration date associated with this program.

Our Board of Directors authorized the repurchase of 21,500,000 shares of our common stock concurrent with the junior subordinated convertible debenture transaction described in Note 10 to our consolidated financial statements and no further shares are available to be repurchased under this authorization.

Item 6.	SELECTED FINANCIAL DATA

You should read the following selected consolidated financial data for the five-year period ended March 31, 2008 in conjunction with our Consolidated Financial Statements and Notes thereto and, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Items 7 and 8 of this Form 10-K.  Our consolidated statements of income data for each of the years in the three-year period ended March 31, 2008, and the balance sheet data as of March 31, 2008 and 2007, are derived from our audited consolidated financial statements, included in Item 8 of this Form 10-K. The statements of operations data for the years ended March 31, 2005 and 2004 and balance sheet data as of March 31, 2006, 2005 and 2004 have been derived from our audited consolidated financial statements not included herein (for information below all amounts are in thousands, except per share data).

Statement of Income Data:

	March 31,
	2008	2007	2006	2005	2004
Net sales	$1,035,737	$1,039,671	$927,893	$846,936	$699,260
Cost of sales	410,799	414,915	377,016	362,961	349,301
Research and development	120,864	113,698	94,926	93,040	85,389
Selling, general and administrative	175,646	163,247	129,587	111,188	92,411
Special charges (1)	26,763	---	---	21,100	865
Operating income	301,665	347,811	326,364	258,647	171,294
Interest income (expense), net	46,885	52,967	30,786	16,864	4,639
Other income (expense), net	2,435	312	2,035	1,757	1,963
Income before income taxes	350,985	401,090	359,185	277,268	177,896
Income tax provision	53,237	44,061	116,816	63,483	40,634
Net income	$297,748	$357,029	$242,369	$213,785	$137,262
Basic net income per common share	$1.44	$1.66	$1.15	$1.03	$0.67
Diluted net income per common share	$1.40	$1.62	$1.13	$1.01	$0.65
Dividends declared per common share	$1.205	$0.965	$0.570	$0.208	$0.113
Basic common shares outstanding	207,220	215,498	210,104	206,740	206,032
Diluted common shares outstanding	212,048	220,848	215,024	211,962	212,172

Balance Sheet Data:

	March 31,
	2008	2007	2006	2005	2004
Working capital	$1,526,649	$828,817	$509,860	$768,683	$613,894
Total assets	2,512,307	2,269,541	2,350,596	1,817,554	1,622,143
Long-term obligations, less current portion	1,150,128	---	---	---	---
Stockholders’ equity	1,036,223	2,004,368	1,726,189	1,485,734	1,320,517

(1)
There were no special charges during the fiscal years ended March 31, 2007 and 2006.  Detailed discussions of the special charges for the fiscal year ended March 31, 2008 are contained in Note 2 to our Consolidated Financial Statements.  Detailed explanations of the special charges for the fiscal year ended March 31, 2005 and 2004 are provided below.  The following table presents a summary of special charges for the five-year period ended March 31, 2008:

	Year ended March 31,
	2008	2007		2006		2005		2004
Loss on sale of Fab 3	$26,763	$	---	$	---	$	---	$	---
Intellectual property settlement	---		---		---		21,100		---
Contract cancellation, severance and other costs related to Fab 1 closure	---		---		---		---		865

Totals	$26,763	$	---	$	---		$21,100		$865

Fiscal 2005 Special Charges

Settlement with U.S. Philips Corporation

In fiscal 2005, we reached an agreement with U.S. Philips Corporation and Philips Electronics North America Corp. (together “Philips”) regarding patent license litigation between Philips and Microchip.  The agreement included dismissal of the then pending litigation and the cross-license of certain patents between Philips and Microchip.  We recorded a special charge of $21.1 million in the quarter that ended June 30, 2004 associated with this matter.  Pursuant to this cross-license, we licensed certain of our patents related to 8-pin microcontrollers to Philips, and Philips licensed its patents related to I2C serial communications to us, each on fully-paid up, non-royalty bearing worldwide licenses.  We finalized and executed the definitive settlement agreement related to this matter and made the cash payment to Philips during the fiscal quarter ending September 30, 2004.

Fiscal 2004 Special Charges

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

The facility where Fab 1 was located is an integral part of our overall campus in Chandler, Arizona.  Within this same facility resides a portion of our wafer probe, mask making and other manufacturing related activities.  Consequently it is not possible to abandon or otherwise dispose of this facility.  We have accelerated depreciation that was taken only related to assets used in the wafer fabrication operations at the facility.  We have no specific plans for utilizing the space formerly housing the wafer fabrication operations, and intend to leave it in an idle state.  The property, plant and equipment that was subject to the accelerated depreciation is reflected in the gross and accumulated depreciation carrying values in the property, plant and equipment section of the our balance sheet and related footnote disclosures.

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

Note Regarding Forward-looking Statements

This report, including “Item 1 – Business,” “Item 1A – Risk Factors,” and “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains certain forward-looking statements that involve risks and uncertainties, including statements regarding our strategy, financial performance and revenue sources.  We use words such as “anticipate,” “believe,” “plan,” “expect,” “estimate,” “future,” “intend” and similar expressions to identify forward-looking statements.  These forward-looking statements include, without limitation, statements regarding the following:

•	The effects and amount of competitive pricing pressure on our product lines;
•	Our ability to moderate future average selling price declines;
•	The effect of product mix on gross margin;
•	The amount of changes in demand for our products and those of our customers;
•	The level of orders that will be received and shipped within a quarter;
•	The effect that distributor and customer inventory holding patterns will have on us;
•	Our belief that customers recognize our products and brand name and use distributors as an effective supply channel;

•	Our ability to increase the proprietary portion of our analog and interface product lines and the effect of such an increase;
•	The impact of any supply disruption we may experience;
•	Our ability to effectively utilize our facilities at appropriate capacity levels and anticipated costs;
•	That our existing facilities and planned expansion activities provide sufficient capacity to respond to increases in demand;
•	That manufacturing costs will be reduced by transition to advanced process technologies;
•	Our ability to absorb fixed costs, labor and other direct manufacturing costs;
•	Our ability to maintain manufacturing yields;
•	Continuing our investments in new and enhanced products;
•	The ability to attract and retain qualified personnel, and the accuracy of our assessment of the status of our employee relations;
•	The cost effectiveness of using our own assembly and test operations;
•	Our anticipated level of capital expenditures;
•	The adequacy of our patent strategy;
•	Continuation of quarterly cash dividends;
•	The sufficiency of our existing sources of liquidity;
•	The impact of seasonality on our business;
•	The accuracy of our estimates used in valuing employee equity awards;
•	That the resolution of legal actions will not harm our business, and the accuracy of our assessment of the probability of loss and range of potential loss;
•	That the idling of assets will not impair the value of such assets;
•	The recoverability of our deferred tax assets;
•	The adequacy of our tax reserves to offset any potential tax liabilities, having the appropriate support for our income tax positions and the accuracy of our estimated tax rate;
•	Our belief that the expiration of any tax holidays will not have a material impact;
•	The accuracy of our estimates of the useful life and values of our property;
•	The timing and amounts of future contractual obligations;
•	The effect that expiration of any particular patent may have;
•	Our ability to obtain intellectual property licenses and minimize the effects of litigation;
•	The level of risk we are exposed to for product liability claims;
•	The amount of labor unrest, political instability, governmental interference and changes in general economic conditions that we experience;
•	The effect of fluctuations in market interest rates on income and/or cash flows;
•	The effect of fluctuations in currency rates;
•	Our ability to collect accounts receivable;
•	Our belief that the combination of distributors we have chosen will support the needs of our customers and not adversely impact our net sales;
•	Our belief that our investments in student loan auction rate municipal bond offerings are of high credit quality;
•	Our ability to hold our fixed income investments and auction rate securities until the market recovers, and the immaterial impact this will have on our liquidity;
•	The accuracy of our estimation of the cost effectivity of our insurance coverage;
•	Our belief that our activities are conducted in compliance with environmental regulations; and
•	Our belief that deferred cost of sales will have low risk of material impairment.

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

We begin our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) with a summary of Microchip’s overall business strategy to give the reader an overview of the goals of our business and the overall direction of our business and products.  This is followed by a discussion of the Critical Accounting Policies and Estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results.  In the next section, beginning at page 30, we discuss our Results of Operations for fiscal 2008 compared to fiscal 2007, and for fiscal 2007 compared to fiscal 2006.  We then provide an analysis of changes in our balance sheet and cash flows, and discuss our financial commitments in sections titled “Liquidity and Capital Resources,” “Contractual Obligations” and “Off-Balance Sheet Arrangements.”

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

We sell our products to a broad base of domestic and international customers across a variety of industries.  The principal markets that we serve include consumer, automotive, industrial, office automation and telecommunications.  Our business is subject to fluctuations based on economic conditions within these markets.  The recent weakness in the U.S. housing market and general economic conditions have adversely impacted our net sales to customers in the markets we serve.

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

Critical Accounting Policies and Estimates

General

Our discussion and analysis of Microchip’s financial condition and results of operations is based upon our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  We review the accounting policies we use in reporting our financial results on a regular basis.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent liabilities.  On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, share-based compensation, inventories, investments, income taxes, property plant and equipment, impairment of property, plant and equipment, junior subordinated convertible debentures and litigation.  We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  Results may differ from these estimates due to actual outcomes being different from those on which we based our assumptions.  We review these estimates and judgments on an ongoing basis.  We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.  We also have other policies that we consider key accounting policies, such as our policy regarding revenue recognition to OEMs; however, we do not believe these policies require us to make estimates or judgments that are as difficult or subjective as our policies described below.

Revenue Recognition - Distributors

Our distributors worldwide generally have broad price protection and product return rights, so we defer revenue recognition until the distributor sells the product to their customer.  Revenue is recognized when the distributor sells the product to an end-user, at which time the sales price becomes fixed or determinable.  Revenue is not recognized upon shipment to our distributors since, due to discounts from list price as well as price protection rights, the sales price is not substantially fixed or determinable at that time. At the time of shipment to these distributors, we record a trade receivable for the selling price as there is a legally enforceable right to payment, relieve inventory for the carrying value of goods shipped since legal title has passed to the distributor, and record the gross margin in deferred income on shipments to distributors on our consolidated balance sheets.

Deferred income on shipments to distributors effectively represents the gross margin on the sale to the distributor; however, the amount of gross margin that we recognize in future periods could be less than the deferred margin as a result of  credits granted to distributors on specifically identified products and customers to allow the distributors to earn a competitive gross margin on the sale of our products to their end customers and  price protection concessions related to market pricing conditions.

We sell the majority of the items in our product catalog to our distributors worldwide at a uniform list price.  However, distributors resell our products to end customers at a very broad range of individually negotiated price points.  The majority of our distributors’ resales require a reduction from the original list price paid.  Often, under these circumstances, we remit back to the distributor a portion of their original purchase price after the resale transaction is completed in the form of a credit against the distributors’ outstanding accounts receivable balance.  The credits are on a per unit basis and are not given to the distributor until they provide information to us regarding the sale to their end customer.  The price reductions vary significantly based on the customer, product, quantity ordered, geographic location and other factors and discounts to a price less than our cost have historically been rare.  The effect of granting these credits establishes the net selling price to our distributors for the product and results in the net revenue recognized by us when the product is sold by the distributors to their end customers.  Thus, a portion of the “Deferred income on shipments to distributors” balance represents the amount of distributors’ original purchase price that will be credited back to the distributor in the future.  The wide range and variability of negotiated price concessions granted to distributors does not allow us to accurately estimate the portion of the balance in the deferred income on shipments to distributors account that will be credited back to the distributors.  Therefore, we do not reduce deferred income on shipments to distributors or accounts receivable by anticipated future concessions; rather, price concessions are typically recorded against deferred income on shipments to distributors and accounts receivable when incurred, which is generally at the time the distributor sells the product.  At March 31, 2008, we had approximately $130.4 million of deferred revenue and $35.0 million in deferred cost of sales recognized as $95.4 million of deferred income on shipments to distributors.  At March 31, 2007, we had approximately $126.4 million of deferred revenue and $35.0 million of deferred cost of sales recognized as $91.4 million of deferred income on shipments to distributors.  The deferred income on shipments to distributors that will ultimately be recognized in our income statement will be lower than the amount reflected on the balance sheet due to additional price credits to be granted to the distributors when the product is sold to their customers.  These additional price credits historically have resulted in the deferred income approximating the overall gross margins that we recognize in the distribution channel of our business.

We reduce product pricing through price protection based on market conditions, competitive considerations and other factors.  Price protection is granted to distributors on the inventory they have on hand at the date the price protection is offered.  When we reduce the price of our products, it allows the distributor to claim a credit against its outstanding accounts receivable balances based on the new price of the inventory it has on hand as of the date of the price reduction.  There is no immediate revenue impact from the price protection, as it is reflected as a reduction of the deferred income on shipments to distributors’ balance.

Products returned by distributors and subsequently scrapped have historically been immaterial to our consolidated results of operations.  We routinely evaluate the risk of impairment of the deferred cost of sales component of the deferred income on shipments to distributors account.  Because of the historically immaterial amounts of inventory that have been scrapped, and historically rare instances where discounts given to a distributor result in a price less than our cost, we believe the deferred costs are approximately recorded at their carrying value.

Share-based Compensation

In the first quarter of fiscal 2007, we adopted SFAS No. 123R, which requires the measurement at fair value and recognition of compensation expense for all share-based payment awards, including grants of employee stock options, RSUs and employee stock purchase rights, to be recognized in our financial statements based on their respective grant date fair values.  Total share-based compensation in fiscal 2008 was $33.4 million, of which $26.7 million was reflected in operating expenses and $6.2 million was reflected in cost of goods sold.  Total share-based compensation which was included in inventory at March 31, 2008 was $3.8 million.

Determining the appropriate fair-value model and calculating the fair value of share-based awards at the date of grant requires judgment.  The fair value of our RSUs is based on the fair market value of our common stock on the date of grant discounted for expected future dividends. We use the Black-Scholes option pricing model to estimate the fair value of employee stock options and rights to purchase shares under stock participation plans, consistent with the provisions of SFAS No. 123R.  Option pricing models, including the Black-Scholes model, also require the use of input assumptions, including expected volatility, expected life, expected dividend rate, and expected risk-free rate of return.  We use a blend of historical and implied volatility based on options freely traded in the open market as we believe this is more reflective of market conditions and a better indicator of expected volatility than using purely historical volatility.  The expected life of the awards is based on historical and other economic data trended into the future. The risk-free interest rate assumption is based on observed interest rates appropriate for the terms of our awards.  The dividend yield assumption is based on our history and expectation of future dividend payouts.  SFAS No. 123R requires us to develop an estimate of the number of share-based awards which will be forfeited due to employee turnover.  Quarterly changes in the estimated forfeiture rate can have a significant effect on reported share-based compensation, as the effect of adjusting the rate for all expense amortization after April 1, 2006 is recognized in the period the forfeiture estimate is changed.  If the actual forfeiture rate is higher than the estimated forfeiture rate, then an adjustment is made to increase the estimated forfeiture rate, which will result in a decrease to the expense recognized in the financial statements.  If the actual forfeiture rate is lower than the estimated forfeiture rate, then an adjustment is made to decrease the estimated forfeiture rate, which will result in an increase to the expense recognized in the financial statements.  If forfeiture adjustments are made, they would affect our gross margin, research and development expenses, and selling, general, administrative expenses.  The effect of forfeiture adjustments in fiscal 2008 was immaterial.

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

Investments

We classify our investments as trading securities or available-for-sale securities based upon management’s intent with regard to the investments and the nature of the underlying securities.

Our trading securities consist of strategic investments in shares of publicly traded common stock and restricted cash representing cash collateral for put options we have sold on one of our trading securities.  Our investments in trading securities are carried at fair value with unrealized gains and losses reported in other income, net.

Our available-for-sale investments consist of government agency bonds, municipal bonds, auction rate securities (ARS) and corporate bonds.  Our investments are carried at fair value with unrealized gains and losses reported in stockholders’ equity.  Premiums and discounts are amortized or accreted over the life of the related available-for-sale security.  Dividend and interest income are recognized when earned.  The cost of securities sold is calculated using the specific identification method.

We include within our short-term investments our trading securities, as well as our income yielding available-for-sale securities that can be readily converted to cash and includes within long-term investments those income yielding available-for-sale securities with maturities of over one year that have unrealized losses attributable to them.  We have the ability to hold our long-term investments until such time as these assets are no longer impaired.  Such recovery is not expected to occur within the next year.

Due to the lack of availability of observable market quotes on certain of the our investment portfolio of ARS, we utilize valuation models including those that are based on expected cash flow streams and collateral values, including assessments of counterparty credit quality, default risk underlying the security, discount rates and overall capital market liquidity. The valuation of our ARS investment portfolio is subject to uncertainties that are difficult to predict.  Factors that may impact our ARS valuation include changes to credit ratings of the securities as well as to the underlying assets supporting those securities, rates of default of the underlying assets, underlying collateral value, discount rates, counterparty risk and ongoing strength and quality of market credit and liquidity.

The credit markets continued to deteriorate in the second half of fiscal 2008.  If uncertainties in these markets continue, these markets deteriorate further or we experiences any additional ratings downgrades on any investments in our portfolio (including our ARS), we may incur additional impairments to our investment portfolio, which could negatively affect our financial condition, cash flow and reported earnings.

Income Taxes

As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate.  This process involves estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes.  These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet.  We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income within the relevant jurisdiction and to the extent we believe that recovery is not likely, we must establish a valuation allowance.  We have not provided for a valuation allowance because we believe that it is more likely than not that our deferred tax assets will be recovered from future taxable income.  Should we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.  At March 31, 2008, our gross deferred tax asset was $63.3 million.

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

Property, Plant & Equipment

Property, plant and equipment are stated at cost.  Major renewals and improvements are capitalized, while maintenance and repairs are expensed when incurred.  At March 31, 2008, the carrying value of our property and equipment totaled $522.3 million, which represents 20.8% of our total assets.  This carrying value reflects the application of our property and equipment accounting policies, which incorporate estimates, assumptions and judgments relative to the useful lives of our property and equipment.  Depreciation is provided on a straight-line basis over the estimated useful lives of the related assets, which range from five to seven years on manufacturing equipment and approximately 30 years on buildings.

We began production activities at Fab 4 on October 31, 2003.  We began to depreciate the Fab 4 assets as they were placed in service for production purposes.  As of March 31, 2008, all of the buildings and supporting facilities were being depreciated as well as the manufacturing equipment that had been placed in service.  All manufacturing equipment that was not being used in production activities was maintained in projects in process and is not being depreciated until it is placed into service since management believes there will be no change to its utility from the present time until it is placed into productive service.  The lives to be used for depreciating this equipment at Fab 4 will be evaluated at such time as the assets are placed in service.  We do not believe that the temporary idling of such assets has impaired the estimated life or carrying values of the underlying assets.

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

Junior Subordinated Convertible Debentures

We account for our junior subordinated convertible debentures and related provisions in accordance with the provisions of Emerging Issues Task Force Issue (EITF) No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, EITF No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, EITF No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, EITF No. 01-6, The Meaning of “Indexed to a Company’s Own Stock”, and EITF No. 04-08, The Effect of Contingently Convertible Debt on Diluted Earn.  We also evaluate the instruments in accordance with SFAS No. 133 (SFAS 133), Accounting for Derivative Instruments and Hedging Activities, which requires bifurcation of embedded derivative instruments and measurement of fair value of accounting purposes.  EITF No. 04-08 requires us to include the dilutive effect of the shares of our common stock issuable upon conversion of the outstanding junior subordinated convertible debentures in our diluted income per share calculation regardless of whether the market price trigger or other contingent conversion feature has been met.  We apply the treasury stock method as we have the intent and current ability to settle the principal amount of the junior subordinated convertible debentures in cash.  This method results in incremental dilutive shares when the average fair value of our common stock for a reporting period exceeds the conversion price per share which was $33.81 at March 31, 2008 and adjusts as dividends are recorded in the future.

Litigation

Our current estimated range of liability related to pending litigation is based on the probable loss of claims for which we can estimate the amount and range of loss.  Recorded reserves were immaterial at March 31, 2008.

Because of the uncertainties related to both the probability of loss and the amount and range of loss on our pending litigation, we are unable to make a reasonable estimate of the liability that could result from an unfavorable outcome.  As additional information becomes available, we will assess the potential liability related to our pending litigation and revise our estimates.  Revisions in our estimates of the potential liability could materially affect our results of operation and financial position.

Results of Operations

The following table sets forth certain operational data as a percentage of net sales for the years indicated:

	Year Ended March 31,
	2008	2007	2006
Net sales	100.0%	100.0%	100.0%
Cost of sales	39.7%	39.9%	40.6%
Gross profit	60.3%	60.1%	59.4%
Research and development	11.7%	10.9%	10.2%
Selling, general and administrative	16.9%	15.7%	14.0%
Special charges	2.6%	---%	---%
Operating income	29.1%	33.5%	35.2%

Net Sales

We operate in one industry segment and engage primarily in the design, development, manufacture and marketing of semiconductor products.  We sell our products to distributors and original equipment manufacturers, referred to as OEMs, in a broad range of market segments, perform ongoing credit evaluations of our customers and generally require no collateral.  In certain circumstances, a customer's financial condition may require collateral, and, in such cases, the collateral would be provided primarily by letters of credit.

Our net sales of $1,035.7 million in fiscal 2008 decreased by $3.9 million, or 0.4%, over fiscal 2007, and net sales of $1,039.7 million in fiscal 2007 increased by $111.8 million, or 12.0%, over fiscal 2006.  The decrease in net sales in fiscal 2008 compared to fiscal 2007 resulted primarily from adverse economic conditions in the markets we serve, particularly the housing and consumer markets.  The increase in net sales in fiscal 2007 compared to fiscal 2006 resulted primarily from increased demand, predominantly for our proprietary microcontroller and analog products.  Average selling prices for our products were down approximately 3% in fiscal 2008 over fiscal 2007 and were flat in fiscal 2007 over fiscal 2006.  The number of units of our products sold was up approximately 3% in fiscal 2008 over fiscal 2007 and up approximately 12% in fiscal 2007 over fiscal 2006.  The average selling prices and the unit volumes of our sales are impacted by the mix of our products sold and overall semiconductor market conditions.  We believe that we have continued to grow our percentage of market share in the embedded control market over the last three fiscal years.  Key factors in achieving the amount of net sales during the last three fiscal years include:

•	continued market share gains;
•	increasing semiconductor content in our customers’ products;
•	customers’ increasing needs for the flexibility offered by our programmable solutions;
•	our new product offerings that have increased our served available market;
•	increasing demand for our products;
•	economic conditions in the markets we serve; and
•	inventory holding patterns of our customers.

Sales by product line for the fiscal years ended March 31, 2008, 2007 and 2006 were as follows (dollars in thousands):

	Year Ended March 31,
	2008		2007		2006
Microcontrollers	$832,921	80.4%	$834,293	80.2%	$736,179	79.3%
Memory products	120,280	11.6	122,748	11.8	125,335	13.5
Analog and interface products	82,536	8.0	82,630	8.0	66,379	7.2

Total Sales	$1,035,737	100.0%	$1,039,671	100.0%	$927,893	100.0%

Microcontrollers

Our microcontroller product line represents the largest component of our total net sales.  Microcontrollers and associated application development systems accounted for approximately 80.4% of our total net sales in fiscal 2008, approximately 80.2% of our total net sales in fiscal 2007 and approximately 79.3% of our total net sales in fiscal 2006.

Net sales of our microcontroller products decreased approximately 0.2% in fiscal 2008 compared to fiscal 2007, and increased approximately 13.3% in fiscal 2007 compared to fiscal 2006.  The decrease in net sales in fiscal 2008 compared to fiscal 2007 resulted primarily from adverse economic conditions in the markets we serve, particularly the housing and consumer markets.  The increase in net sales in fiscal 2007 compared to fiscal 2006 was primarily due to increased demand for our microcontroller products in end markets, driven principally by market share gains and those factors described above under “Net Sales” at page 30.  The end markets that we serve include the consumer, automotive, industrial control, communications and computing control markets.

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

Memory Products

Sales of our memory products accounted for approximately 11.6% of our total net sales in fiscal 2008, approximately 11.8% of our total net sales in fiscal 2007 and approximately 13.5% of our total net sales in fiscal 2006.

Net sales of our memory products decreased approximately 2.0% in fiscal 2008 compared to fiscal 2007, and decreased approximately 2.1% in fiscal 2007 compared to fiscal 2006, driven primarily by customer demand conditions within the Serial EEPROM market, which products comprise substantially all of our memory product net sales.

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

Analog and Interface Products

Sales of our analog and interface products accounted for approximately 8.0% of our total net sales in fiscal 2008, approximately 8.0% of our total net sales in fiscal 2007 and approximately 7.2% of our total net sales in fiscal 2006.

Net sales of our analog and interface products were essentially flat in fiscal 2008 compared to fiscal 2007 and increased approximately 24.5% in fiscal 2007 compared to fiscal 2006.  The changes in net sales of our analog and interface products in these periods were driven primarily by economic conditions, market share gains and supply and demand conditions within the analog and interface market.

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

Distribution

Distributors accounted for 64% of our net sales in fiscal 2008 and 65% of our net sales in each of fiscal 2007 and 2006.

Our largest distributor accounted for approximately 12% of our net sales in fiscal 2008, approximately 11% of our net sales in fiscal 2007 and approximately 13% of our net sales in fiscal 2006.  Our two largest distributors together accounted for 19% of our net sales in fiscal 2008, 21% of our net sales in fiscal 2007 and 24% of our net sales in fiscal 2006.

Generally, we do not have long-term agreements with our distributors and either party may terminate the relationship with little or no advanced notice.  The loss of, or the disruption in the operations of, one or more of our distributors could reduce our future net sales in a given quarter and could result in an increase in inventory returns.

At March 31, 2008, distributors were maintaining an average of approximately 1.8 months of inventory of our products calculated based on the prior three months of their sell-through activity.  Over the past three fiscal years, the months of inventory maintained by our distributors have fluctuated between approximately 1.8 months and 2.5 months.  Thus, inventory levels at our distributors are at the low end of the range we have experienced over the last three years.  We do not believe that inventory holding patterns at our distributors will materially impact our net sales, due to the fact that we recognize revenue based on sell-through for all of our distributors.

Sales by Geography

Sales by geography for the fiscal years ended March 31, 2008, 2007 and 2006 were as follows (dollars in thousands):

	Year Ended March 31,
	2008		2007		2006
Americas	$273,363	26.4%	$287,371	27.6%	$266,353	28.7%
Europe	308,171	29.8	302,708	29.1	255,367	27.5
Asia	454,203	43.8	449,592	43.3	406,173	43.8

Total Sales	$1,035,737	100.0%	$1,039,671	100.0%	$927,893	100.0%

Our sales to foreign customers have been predominately in Asia and Europe, which we attribute to the manufacturing strength in those areas for automotive, communications, computing, consumer and industrial control products.  Americas sales include sales to customers in the United States, Canada, Central America and South America.

Sales to foreign customers accounted for approximately 75% of our net sales in fiscal 2008, 74% of our net sales in fiscal 2007 and 74% of our net sales in fiscal 2006.  Substantially all of our foreign sales are U.S. dollar denominated.

Sales to customers in China, including Hong Kong, accounted for approximately 20% of our net sales in fiscal 2008, approximately 18% of our net sales in fiscal 2007 and approximately 17% of our net sales in fiscal 2006.  Sales to customers in Taiwan accounted for approximately 10% of our net sales in each of fiscal 2008, 2007 and 2006.  We did not have sales into any other countries that exceeded 10% of our net sales during the last three fiscal years.

Gross Profit

Our gross profit was $624.9 million in fiscal 2008, $624.8 million in fiscal 2007 and $550.9 million in fiscal 2006.  Gross profit as a percent of sales was 60.3% in fiscal 2008, 60.1% in fiscal 2007 and 59.4% in fiscal 2006.

The most significant factors affecting our gross profit over the past three fiscal years were:

•	lower depreciation as a percentage of cost of sales driven by reduced capital requirements in our business due to our purchase of Fab 4.
•	increased cost of sales of $2.9 million in fiscal 2008 over fiscal 2007, and $3.2 million in fiscal 2007 over fiscal 2006 associated with share-based compensation expense under SFAS No. 123R.
•	fluctuations in the product mix of microcontrollers, proprietary and non-proprietary analog products and Serial EEPROM products resulting in higher average selling prices for our products.
•	continual cost reductions in wafer fabrication and assembly and test manufacturing such as new manufacturing technologies and more efficient manufacturing techniques.

Other factors that impacted our gross profit percentage in the periods covered by this report include:

•	changes in capacity utilization and absorption of fixed costs, and
•	inventory write-offs and the sale of inventory that was previously written off.

During fiscal 2008 and fiscal 2007, we operated at approximately 99% of our Fab 2 capacity.  During fiscal 2006, we operated at approximately 98% of our Fab 2 capacity.  Our utilization of Fab 4’s total capacity is at relatively low levels although we are utilizing all of the installed equipment base.  We expect to maintain the current level of capacity utilization at Fab 2 during the first quarter of fiscal 2009 and to modestly increase the current level of capacity utilization at Fab 4 during the first quarter of fiscal 2009.

The process technologies utilized impact our gross margins.  Fab 2 currently utilizes various manufacturing process technologies, but predominantly utilizes our 0.5 to 1.0 micron processes.  At March 31, 2008, Fab 4 predominantly utilized our 0.35 to 0.5 micron processes.  We continue to transition products to more advanced process technologies to reduce future manufacturing costs.  All of our production has been on 8-inch wafers during the periods covered by this report.

Our overall inventory levels were $124.5 million at March 31, 2008, compared to $121.0 million at March 31, 2007 and $115.0 million at March 31, 2006.  We maintained 112 days of inventory on our balance sheet at March 31, 2008 compared to 107 days of inventory at March 31, 2007 and 106 days at March 31, 2006.

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

At March 31, 2008, approximately 67% of our assembly requirements were performed in our Thailand facility, compared to approximately 72% as of March 31, 2007 and approximately 66% at March 31, 2006.  Contractors located in Asia perform the balance of our assembly operations.  Substantially all of our test requirements were performed in our Thailand facility over the last three fiscal years.  We believe that the assembly and test operations performed at our Thailand facility provide us with significant cost savings when compared to contractor assembly and test costs, as well as increased control over these portions of the manufacturing process.

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

Research and Development (R&D)

R&D expenses for fiscal 2008 were $120.9 million, or 11.7% of sales, compared to $113.7 million, or 10.9% of sales, for fiscal 2007 and $94.9 million, or 10.2% of sales, for fiscal 2006.  We are committed to investing in new and enhanced products, including development systems software, and in our design and manufacturing process technologies.  We believe these investments are significant factors in maintaining our competitive position.  R&D costs are expensed as incurred.  Assets purchased to support our ongoing research and development activities are capitalized when related to products which have achieved technological feasibility, or that have alternative future uses and are amortized over their expected useful lives.  R&D expenses include labor, depreciation, masks, prototype wafers, and expenses for the development of process technologies, new packages, and software to support new products and design environments.

R&D expenses increased $7.2 million, or 6.3%, for fiscal 2008 over fiscal 2007.  The primary reasons for the dollar increase in R&D costs in fiscal 2008 compared to fiscal 2007 were higher labor costs as a result of expanding our internal R&D headcount and $1.1 million of additional share-based compensation expense.  R&D expenses increased $18.8 million, or 19.8%, for fiscal 2007 over fiscal 2006.  The primary reasons for the dollar increase in R&D costs in fiscal 2007 compared to fiscal 2006 were higher labor and recruitment costs as a result of expanding our technical resources and $9.6 million of share-based compensation as a result of the adoption of SFAS No. 123R.

Selling, General and Administrative

Selling, general and administrative expenses for fiscal 2008 were $175.6 million, or 16.9% of sales, compared to $163.2 million, or 15.7% of sales, for fiscal 2007, and $129.6 million, or 14.0% of sales, for fiscal 2006.  Selling, general and administrative expenses include salary expenses related to field sales, marketing and administrative personnel, advertising and promotional expenditures and legal expenses.  Selling, general and administrative expenses also include costs related to our direct sales force and field applications engineers who work in sales offices worldwide to stimulate demand by assisting customers in the selection and use of our products.

Selling, general and administrative expenses increased $12.4 million, or 7.6%, for fiscal 2008 over fiscal 2007.  The primary reasons for the dollar increase in selling, general and administrative expenses in fiscal 2008 over fiscal 2007 were higher labor costs as a result of expanding our internal resources involved in the technical aspects of selling our products and $1.5 million of additional share-based compensation expense.  Selling, general and administrative expenses increased $33.7 million, or 26.0%, for fiscal 2007 over fiscal 2006.  The primary reasons for the dollar increase in selling, general and administrative expenses in fiscal 2007 over fiscal 2006 were higher labor costs as a result of expanding our internal resources in the technical aspects of selling our products and $14.5 million of share-based compensation as a result of the adoption of SFAS No. 123R.

Selling, general and administrative expenses fluctuate over time, primarily due to revenue and operating expense investment levels.

Special Charge - Loss on Sale of Fab 3

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

Other Income (Expense)

Interest income in fiscal 2008 decreased to $54.9 million from $58.4 million in fiscal 2007 as the average interest rates on our invested cash balances were at lower levels during fiscal 2008.  Interest income in fiscal 2007 increased to $58.4 million from $32.8 million in fiscal 2006 as our average invested balances were at higher levels in fiscal 2007 compared to fiscal 2006, and we earned a higher interest rate on our invested balances.  Interest expense in fiscal 2008 increased to $8.0 million from $5.4 million in fiscal 2007 due to the $1.15 billion in 2.125% junior subordinated convertible debentures we issued in December 2007.  Interest expense in fiscal 2007 increased to $5.4 million from $2.0 million in fiscal 2006 due to the short-term debt balances that were outstanding.

Provision for Income Taxes

Provisions for income taxes reflect tax on our foreign earnings and federal and state tax on our U.S. earnings.  Our effective tax rate was 15.2% in fiscal 2008, 11.0% in fiscal 2007 and 32.5% in fiscal 2006, and is lower than statutory rates in the United States due primarily to lower tax rates at our foreign locations, R&D tax credits and export sales incentives.  Our effective tax rate in fiscal 2008 reflects a $10.3 million U.S. tax benefit associated with the sale of Fab 3 in the second quarter of fiscal 2008, a $5.7 million tax benefit related to the release of tax reserves associated with a foreign tax matter in the third quarter of fiscal 2008, a $4.5 million tax benefit related to the release of tax reserves for certain international tax exposures in the fourth quarter of fiscal 2008 and approximately $0.8 million related to accrued interest and other reserve matters.  Combined, these tax benefits decreased our effective tax rate in fiscal 2008 by approximately 4.4%.  Our effective tax rate in fiscal 2007 reflects a $52.2 million benefit related to a tax settlement for our fiscal 1999 through fiscal 2001 tax years that occurred in the fourth quarter of fiscal 2007 which decreased our effective tax rate for fiscal 2007 by 13%.  Our effective tax rate in fiscal 2006 reflects a $30.6 million tax expense related to the repatriation of $500 million of foreign earnings under the American Jobs Creation Act (the “Jobs Act”) that was effective for the third quarter of fiscal 2006 which increased our effective tax rate in fiscal 2006 by 8.5%.  We expect our effective tax rate for fiscal 2009 to be approximately 18.2%.

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

Our Thailand manufacturing operations currently benefit from numerous tax holidays that have been granted to us by the Thailand government based on our investments in property, plant and equipment in Thailand.  Our tax holiday periods in Thailand expire at various times in the future.  One of our Thailand tax holidays expired in September 2006 and the expiration did not have a material impact on our effective tax rate.   Any expiration of our tax holidays in Thailand are expected to have a minimal impact on our overall tax expense due to other tax holidays and increases in income in other taxing jurisdictions with lower statutory rates.

Liquidity and Capital Resources

We had $1,519.1 million in cash, cash equivalents and short-term and long-term investments at March 31, 2008, an increase of $240.7 million from the March 31, 2007 balance. The increase in cash, cash equivalents and short-term and long-term investments over this time period is primarily attributable to cash generated by operating activities and cash received from the issuance of our junior subordinated convertible debentures being offset in part by dividends and stock repurchase activity during the twelve months ended March 31, 2008.

Net cash provided from operating activities was $447.3 million for fiscal 2008, $429.8 million for fiscal 2007 and $437.3 million for fiscal 2006. The increase in cash flow from operations in fiscal 2008 compared to fiscal 2007 was primarily due to changes in accrued liabilities and other assets and liabilities.

Net cash provided by investing activities was $55.7 million for fiscal 2008, net cash used in investing activities was $442.2 million for fiscal 2007 and $136.6 million in fiscal 2006.  The increase in fiscal 2008 over fiscal 2007 was primarily due to changes in our net purchases, sales and maturities of investments and cash proceeds from the sale of Fab 3.  The increase in cash used in investing activities in fiscal 2007 over fiscal 2006 was primarily due to changes in our net purchases, sales and maturities of short-term and long-term investments.

Our level of capital expenditures varies from time to time as a result of actual and anticipated business conditions.  Capital expenditures were $69.8 million in fiscal 2008, $60.0 million in fiscal 2007 and $76.3 million in fiscal 2006.  The primary reason for the dollar differences in capital expenditures in the periods covered by this report related to requirements for funding capital expansion activities in our manufacturing operations.  We currently intend to spend approximately $100 million during the next twelve months to invest in equipment and facilities to maintain, and selectively increase, capacity to meet our currently anticipated needs, including approximately $30 million to expand our building footprint in Thailand.

We expect to finance capital expenditures through our existing cash balances and cash flows from operations.  We believe that the capital expenditures anticipated to be incurred over the next twelve months will provide sufficient manufacturing capacity to meet our currently anticipated needs.

Net cash used in financing activities was $182.7 million for fiscal 2008 and $385.3 million for fiscal 2007.  Net cash used in financing activities was $195.8 million for fiscal 2006.  Proceeds from the sale of stock, the exercise of stock options and employee purchases under our employee stock purchase plan were $59.1 million for fiscal 2008, $68.7 million for fiscal 2007 and $95.8 million for fiscal 2006.  During the twelve months ended March 31, 2008, we received net proceeds of $1,127.0 million from the issuance of our 2.125% junior subordinated convertible debentures.  Cash expended for the repurchase of our common stock was $1,138.0 million in fiscal 2008 and $3.3 million in fiscal 2006.  No amounts were expended in fiscal 2007 for the repurchase of common stock.  During fiscal 2007, we paid down $269.0 million in short-term borrowings.  During fiscal 2006, we paid down $45.5 million in short-term borrowings and initiated new borrowings of $269.0 million.  To complete the repatriation of $500 million in fiscal 2006, we initiated the $269.0 million in borrowings, which were collateralized against investments that were held in foreign locations, allowing the investments to reach their normal maturity date.  Effective with the adoption of SFAS No. 123R on April 1, 2006, we began reporting the excess tax benefit from share-based payment arrangements as a cash flow from financing activities rather than a cash flow from operating activities.  The excess tax benefit from share-based payment arrangements was $21.2 million in fiscal 2008 and $22.8 million in fiscal 2007.

On October 23, 2006, our Board of Directors authorized the repurchase of up to 10,000,000 shares of our common stock in the open market or privately negotiated transactions.  As of March 31, 2008, no shares related to this authorization remained available for purchase under this program.  On December 11, 2007, our Board of Directors authorized the repurchase of up to an additional 10,000,000 shares of our common stock in the open market or in privately negotiated transactions.  As of March 31, 2008, 6,492,234 shares related to this authorization remained available for purchase under this authorization.

Our Board of Directors authorized the repurchase of 21,500,000 shares of our common stock concurrent with the junior subordinated convertible debenture transaction described in Note 10 to our Consolidated Financial Statements and no further shares are available to be repurchased under this authorization.

On October 28, 2002, we announced that our Board of Directors had approved and instituted a quarterly cash dividend on our common stock.  The initial quarterly dividend of $0.02 per share was paid on December 6, 2003 in the amount of $4.0 million.  We have continued to pay quarterly dividends and have increased the amount of such dividends on a regular basis.  During fiscal 2006, we paid dividends in the amount of $0.57 per share for a total dividend payment of $120.1 million.  During fiscal 2007, we paid dividends in the amount of $0.965 per share for a total dividend payment of $207.9 million.  During fiscal 2008, we paid dividends in the amount of $1.205 per share for a total dividend payment of $252.0 million.  On April 28, 2008, we declared a quarterly cash dividend of $0.33 per share, which will be paid on May 27, 2008, to stockholders of record on May 12, 2008 and the total amount of such dividend is expected to be $60.9 million.  Our Board is free to change our dividend practices at any time and to increase or decrease the dividend paid, or not to pay a dividend, on our common stock on the basis of our results of operations, financial condition, cash requirements and future prospects, and other factors deemed relevant by our Board.  Our current intent is to provide for ongoing quarterly cash dividends depending upon market conditions and our results of operations.

We enter into derivative transactions from time to time in an attempt to reduce our exposure to currency rate fluctuations.  Although none of the countries in which we conduct significant foreign operations have had a highly inflationary economy in the last five years, there is no assurance that inflation rates or fluctuations in foreign currency rates in countries where we conduct operations will not adversely affect our operating results in the future.  At March 31, 2008, we had foreign currency forward contracts of $2.4 million outstanding.

We believe that our existing sources of liquidity combined with cash generated from operations will be sufficient to meet our currently anticipated cash requirements for at least the next twelve months.  However, the semiconductor industry is capital intensive.  In order to remain competitive, we must constantly evaluate the need to make significant investments in capital equipment for both production and research and development.  We may seek additional equity or debt financing from time to time to maintain or expand our wafer fabrication and product assembly and test facilities, or for other purposes.  The timing and amount of any such financing requirements will depend on a number of factors, including demand for our products, changes in industry conditions, product mix, and competitive factors.  There can be no assurance that such financing will be available on acceptable terms, and any additional equity financing would result in incremental ownership dilution to our existing stockholders.

Contractual Obligations

The following table summarizes our significant contractual obligations at March 31, 2008, and the effect such obligations are expected to have on our liquidity and cash flows in future periods.  This table excludes amounts already recorded on our balance sheet as current liabilities at March 31, 2008 (dollars in thousands):

	Payments Due by Period
	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Operating lease obligations	$14,826	$5,869	$7,524	$1,433	$	---
Capital purchase obligations (1)	45,165	45,165	---	---		---
Other purchase obligations and commitments (2)	1,803	808	995	---		---
2.125% junior convertible debentures – principal and interest (3)	1,875,997	24,437	48,875	48,875		1,753,810

Total contractual obligations (4)	$1,937,791	$76,279	$57,394	$50,308		$1,753,810

(1)
Capital purchase obligations represent commitments for construction or purchases of property, plant and equipment.  They are not recorded as liabilities on our balance sheet as of March 31, 2008, as we have not yet received the related goods or taken title to the property.

(2)	Other purchase obligations and commitments include payments due under various types of licenses.
(3)	For purposes of this table we have assumed the principal of our convertible debentures will be paid on December 31, 2037.
(4)
Total contractual obligations do not include contractual obligations recorded on the balance sheet as current liabilities, or certain purchase obligations as discussed below.  The contractual obligations also do not include amounts related to uncertain tax positions because reasonable estimates cannot be made.

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

Off-Balance Sheet Arrangements

As of March 31, 2008, we are not involved in any off-balance sheet arrangements, as defined in Item 303 (a)(4)(ii) of SEC Regulation S-K.

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurement (SFAS No. 157).  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements.  In February 2008, the FASB issued FASB Staff Position (FSP) FAS 157-2, Effective Date of FASB Statement No. 157 (FSP FAS 157-2), which delays the effective date of SFAS No. 157 for all nonfinancial assets and liabilities except for those recognized or disclosed at least annually. Except for the delay for nonfinancial assets and liabilities, SFAS No. 157 is effective for the us beginning April 1, 2008.  SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years and will be adopted by us in the first quarter of fiscal 2009.  We are in the process of determining the effect, if any, that the adoption of SFAS No. 157 will have on our consolidated financial statements.

On February 15, 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS No. 159).  Under this Statement, we may elect to report financial instruments and certain other items at fair value on a contract-by-contract basis with changes in value reported in earnings.  SFAS No. 159 is effective for years beginning after November 15, 2007 and will be adopted by us in the first quarter of fiscal 2009.  We are in the process of determining the effect, if any, that the adoption of SFAS No. 159 will have on our consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (SFAS No. 141R).  SFAS No. 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS No. 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141R is effective for fiscal years beginning after December 15, 2008, and will be adopted by us in the first quarter of fiscal 2010.  We are currently evaluating the potential impact, if any, that the adoption of SFAS No. 141R will have on our consolidated results of operations and financial condition.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51 (SFAS No. 160).  SFAS No. 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent's ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  SFAS No. 160 is effective for fiscal years beginning after December 15, 2008, and will be adopted by us in the first quarter of fiscal 2010.   We are currently evaluating the potential impact, if any, that the adoption of SFAS No. 160 will have on our consolidated results of operations and financial condition.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (SFAS No. 161).  The standard requires additional quantitative disclosures (provided in tabular form) and qualitative disclosures for derivative instruments.  The required disclosures include how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows; relative volume of derivative activity; the objectives and strategies for using derivative instruments; the accounting treatment for those derivative instruments formally designated as the hedging instrument in a hedge relationship; and the existence and nature of credit-related contingent features for derivatives. SFAS No. 161 does not change the accounting treatment for derivative instruments. SFAS No. 161 is effective for us beginning April 1, 2009.  We do not expect the adoption of SFAS No. 161 to have a material impact on our financial condition, results of operations or cash flows.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (SFAS No. 162). The standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for nongovernmental entities. Prior to the issuance of SFAS No. 162, the GAAP hierarchy was defined in the American Institute of Certified Public Accountants (AICPA) Statement on Auditing Standards (SAS) No. 69, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. SFAS No. 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. We are currently evaluating the potential impact, if any, of the adoption of SFAS No. 162 on our consolidated results of operations and financial condition.

In May 2008, the FASB released FSP APB 14-1 Accounting For Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement) (FSP APB 14-1) that alters the accounting treatment for convertible debt instruments that allow for either mandatory or optional cash settlements.  FSP APB 14-1, will impact the accounting associated with our $1.15 billion junior subordinated convertible debentures.  FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods, and will require us to recognize additional (non-cash) interest expense based on the market rate for similar debt instruments without the conversion feature.  Furthermore, it would require recognizing interest expense in prior periods pursuant to retrospective accounting treatment.  This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and will be adopted by the us on April 1, 2009.  We are currently evaluating the materiality of the adverse impact the adoption of FSP APB 14-1 will have on our consolidated results of operations and financial condition.

Item 7A.            QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our investment portfolio, consisting of fixed income securities and money market funds that we hold on an available-for-sale basis, was $1,001.7 million as of March 31, 2008, and $1,278.4 million as of March 31, 2007.  These securities, like all fixed income instruments, are subject to interest rate risk and will decline in value if market interest rates increase.  We have the ability to hold our fixed income investments until maturity and, therefore, we would not expect to recognize any material adverse impact in income or cash flows if market interest rates increase.  The following table provides information about our available-for-sale securities that are sensitive to changes in interest rates.  We have aggregated our available-for-sale securities for presentation purposes since they are all very similar in nature (dollars in thousands):

	Financial instruments mature during the fiscal year ended March 31,
	2009	2010	2011	2012		2013	Thereafter
Available-for-sale securities	$100,190	$405,055	$435,264	$	---	$5,042	$56,142
Weighted-average yield rate	3.23%	3.13%	3.26%		---	5.75%	4.85%

We have international operations and are thus subject to foreign currency rate fluctuations.  To date, our exposure related to exchange rate volatility has not been material to our operating results.  Approximately 99% of our sales are denominated in U.S. dollars.  We maintain hedges related to our foreign currency exposure of our net investment in a foreign operation as needed.  As of March 31, 2008, there were $2.4 million of foreign currency hedges outstanding.  There were no hedges outstanding as of March 31, 2007 and the amount of the hedges outstanding as of March 31, 2006 was immaterial.  If foreign currency rates fluctuate by 15% from the rates at March 31, 2008 and 2007, the effect on our financial position and results of operation would be immaterial.

Our investment in marketable equity securities at March 31, 2008 consists of shares of common stock, the value of which is determined by the closing price of such shares on the respective markets on which the shares are traded as of the balance sheet date. These investments are classified as trading securities and accounted for under the provisions of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. The market value of these investments was approximately $12.4 million at March 31, 2008 compared to our adjusted cost basis of approximately $12.2 million. The value of our investment in marketable equity securities would be materially impacted if there were a significant change in the market price of the shares. A hypothetical 30% favorable or unfavorable change in the stock price compared to the stock price at March 31, 2008 would have affected the value of our investment in marketable equity securities by less than $4 million. Additionally, we have sold put options on one of the trading securities, which are recorded as an accrued liability, and are marked to market value.  A decline in the stock price of the underlying security prior to the expiration date of the puts would cause an increase to the liability, which would result in a charge to our results of operations, and could result in the put being exercised by the holder.  If the put is exercised by the holder, we could be required to pay up to $17.3 million for additional shares of the common stock, at a price potentially in excess of the then fair market value of the common stock.  A hypothetical 30% unfavorable change in the stock price of the trading security on which we have sold the puts, compared to the stock price at March 31, 2008 could potentially result in the puts being exercised and would result in our paying $17.3 million to acquire the shares of common stock.  The stock would then be marked to market value, reducing the value of our investment by an additional $3.4 million.  See Note 4 to our consolidated financial statements, included in Item 15(a)(1) for additional information about our investments in marketable equity securities.

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

Management assessed our internal control over financial reporting as of March 31, 2008, the end of our fiscal year.  Management based its assessment on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.  This assessment is supported by testing and monitoring performed by our finance organization.

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

Ernst & Young LLP, an independent registered public accounting firm, who audited our consolidated financial statements included in this Form 10-K has issued an  attestation report on the Company’s internal control over financial reporting, which is included in Part II, Item 9A.

Changes in Internal Control over Financial Reporting.

During the three months ended March 31, 2008, there was no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
 Microchip Technology Incorporated and subsidiaries

We have audited Microchip Technology Incorporated’s internal control over financial reporting as of March 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Microchip Technology Incorporated’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Microchip Technology Incorporated maintained, in all material respects, effective internal control over financial reporting as of March 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the March 31, 2008 consolidated financial statements of Microchip Technology Incorporated and our report dated May 23, 2008 expressed an unqualified opinion thereon.

/s/   Ernst & Young LLP

Phoenix, Arizona
May 23, 2008

Item 9B.	OTHER INFORMATION

In fiscal 2008, each of Steve Sanghi, our Chairman, Chief Executive Officer and President, Mitch Little, our Vice President, Worldwide Sales and Applications, Steve Drehobl, our Vice President, Security, Microcontroller and Technology Division, and Rich Simoncic, our Vice President, Analog and Interface Products Division, entered into trading plans as contemplated by Rule 10b-5-1 under the Securities Exchange Act of 1934 and periodic sales of our common stock are expected to occur under such plans.

The foregoing disclosure is being made on a voluntary basis and not pursuant to any specific requirement under Form 10-K, Form 8-K or otherwise.

.
PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information on the members of our Board of Directors is incorporated herein by reference to our proxy statement for our 2008 annual meeting of stockholders under the captions “The Board of Directors,” and “Proposal One – Election of Directors.”

Information on the composition of our audit committee and the members of our audit committee, including information on our audit committee financial experts, is incorporated by reference to our proxy statement for our 2008 annual meeting of stockholders under the caption “The Board of Directors – Committees of the Board of Directors – Audit Committee.”

Information on our executive officers is provided in Item 1, Part I of this Form 10-K under the caption “Executive Officers” at page 9, above.

Information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is incorporated herein by reference to our proxy statement for our 2008 annual meeting of stockholders under the caption “Section 16(a) Beneficial Ownership Reporting Compliance.”

Information with respect to our code of ethics that applies to our directors, executive officers (including our principal executive officer and our principal financial and accounting officer) and employees is incorporated by reference to our proxy statement for our 2008 annual meeting of stockholders under the caption “Code of Ethics.”  A copy of the Code of Ethics is available on our website at the Investor Relations section under Mission Statement/Corporate Governance on www.microchip.com.

Information regarding material changes, if any, to procedures by which security holders may recommend nominees to our Board of Directors is incorporated by reference to our proxy statement for the 2008 annual meeting of stockholders under the caption “Requirements, Including Deadlines, for Receipt of Stockholder Proposals for the 2008 Annual Meeting of Stockholders; Discretionary Authority to Vote on Stockholder Proposals.”

Item 11.	EXECUTIVE COMPENSATION

Information with respect to executive compensation is incorporated herein by reference to the information under the caption “Executive Compensation” in our proxy statement for our 2008 annual meeting of stockholders.

Information with respect to director compensation is incorporated herein by reference to the information under the caption “The Board of Directors – Director Compensation” in our proxy statement for our 2008 annual meeting of stockholders.

Information with respect to compensation committee interlocks and insider participation in compensation decisions is incorporated herein by reference to the information under the caption “The Board of Directors – Compensation Committee Interlocks and Insider Participation” in our proxy statement for our 2008 annual meeting of stockholders.

Our Board compensation committee report on executive compensation is incorporated herein by reference to the information under the caption “Executive Compensation – Compensation Committee Report on Executive Compensation” in our proxy statement for our 2008 annual meeting of stockholders.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information with respect to securities authorized for issuance under our equity compensation plans is incorporated herein by reference to the information under the caption “Executive Compensation – Equity Compensation Plan Information” in our proxy statement for our 2008 annual meeting of stockholders.

Information with respect to security ownership of certain beneficial owners, members of our Board of Directors and management is incorporated herein by reference to the information under the caption “Security Ownership of Principal Stockholders, Directors and Executive Officers” in our proxy statement for our 2008 annual meeting of stockholders.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item pursuant to Item 404 of Regulation S-K is incorporated by reference to the information under the caption “Certain Transactions” contained in our proxy statement for our 2008 annual meeting of stockholders.

The information required by this Item pursuant to Item 407(a) of Regulation S-K regarding the independence of our directors is incorporated by reference to the information under the caption “Meetings of the Board of Directors” contained in our proxy statement for our 2008 annual meeting of stockholders.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item related to principal accountant fees and services as well as related pre-approval policies is incorporated by reference to the information under the caption “Independent Registered Public Accounting Firm” contained in our proxy statement for our 2008 annual meeting of stockholders.

[Remainder of page intentionally left blank.]

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)         The following documents are filed as part of this Form 10-K:

Page No.
(1)	Financial Statements:
	Report of Independent Registered Public Accounting Firm	F-1
	Consolidated Balance Sheets as of March 31, 2008 and 2007	F-2
	Consolidated Statements of Income for each of the three years in the period ended March 31, 2008	F-3
	Consolidated Statements of Cash Flows for each of the three years in the period ended March 31, 2008	F-4
	Consolidated Statements of Stockholders’ Equity for each of the three years in the period ended March 31, 2008	F-5
	Notes to Consolidated Financial Statements	F-6
(2)	Financial Statement Schedules
(3)	The Exhibits filed with this Form 10-K or incorporated herein by reference are set forth in the Exhibit Index beginning on page 46 hereof, which Exhibit Index is incorporated herein by this reference.

(b)         See Item 15(a)(3) above.

(c)         See “Index to Financial Statements” included under Item 8 to this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MICROCHIP TECHNOLOGY INCORPORATED
(Registrant)

Date: May 28, 2008	By:	/s/ Steve Sanghi
Steve Sanghi
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name and Signature	Title	Date

/s/ Steve Sanghi	Director, President and Chief Executive Officer	May 28, 2008
Steve Sanghi

/s/ Albert J. Hugo-Martinez	Director	May 28, 2008
Albert J. Hugo-Martinez

/s/ L.B. Day	Director	May 28, 2008
L.B. Day

/s/ Matthew W. Chapman	Director	May 28, 2008
Matthew W. Chapman

/s/ Wade F. Meyercord	Director	May 28, 2008
Wade F. Meyercord

/s/ Gordon W. Parnell	Vice President and Chief Financial Officer	May 28, 2008
Gordon W. Parnell	(Principal Financial and Accounting Officer)

EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith

2.1	Purchase and Sale Agreement, dated as of July 18, 2002 between Registrant and Fujitsu Microelectronics, Inc.	8-K	000-21184	2.1	7/18/02
3.1	Restated Certificate of Incorporation of Registrant	10-Q	000-21184	3.1	11/12/02
3.2	Amended and Restated By-Laws of Registrant, as amended through January 29, 2007	10-Q	000-21184	3.1	2/6/07
4.1	First Amendment to Preferred Shares Rights Agreement dated January 9, 2007	10-Q	000-21184	4.1	2/6/07
4.2	Amended and Restated Preferred Shares Rights Agreement, dated as of October 11, 1999, between Registrant and Norwest Bank Minnesota, N.A., including the Amended Certificate of Designations, the form of Rights Certificate and the Summary of Rights, attached as exhibits thereto	8-K	000-21184	4.1	10/12/99
4.3	Indenture, dated as of December 7, 2007, by and between Wells Fargo Bank, National Association, as Trustee, and Microchip Technology Incorporated	8-K	000-21184	4.1	12/7/07
4.4	Registration Rights Agreement, dated as of December 7, 2007, by and between J.P. Morgan Securities Inc. and Microchip Technology Incorporated	8-K	000-21184	4.2	12/7/07
10.1	Form of Indemnification Agreement between Registrant and its directors and certain of its officers	S-1	33-57960	10.1	2/5/93
10.2	*2004 Equity Incentive Plan as amended and restated by the Board on May 1, 2006	10-Q	000-21184	10.3	2/6/07
10.3	*Form of Notice of Grant for 2004 Equity Incentive Plan (including Exhibit A Stock Option Agreement)	S-8	333-119939	4.5	10/25/04
10.4	*Form of Notice of Grant (Foreign) for 2004 Equity Incentive Plan (including Exhibit A Stock Option Agreement (Foreign)	10-K	000-21184	10.4	5/23/05
10.5	*Restricted Stock Units Agreement (Domestic) for 2004 Equity Incentive Plan	10-Q	000-21184	10.3	11/7/07
10.6	Restricted Stock Units Agreement (Foreign) for 2004 Equity Incentive Plan	10-Q	000-21184	10.4	11/7/08
10.7	*Form of Notice of Grant of Restricted Stock Units for 2004 Equity Incentive Plan (including Exhibit A Restricted Stock Units Agreement)	10-K	000-21184	10.6	5/31/06
10.8	*1993 Stock Option Plan, as Amended through August 16, 2002	10-Q	000-21184	10.1	11/12/02
10.9	*Form of Notice of Grant For 1993 Stock Option Plan, with Exhibit A thereto, Form of Stock Option Agreement; and Exhibit B thereto, Form of Stock Purchase Agreement	S-8	333-872	10.6	1/23/96

EXHIBITS (cont’d.)

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith
10.10	*Microchip Technology Incorporated 2001 Employee Stock Purchase Plan as amended through August 15, 2003 (including Enrollment Form, Stock Purchase Agreement, and Change Form)	S-8	333-140773	4.4	2/16/07
10.11	*1997 Nonstatutory Stock Option Plan, as Amended Through March 3, 2003	10-K	000-21184	10.13	6/5/03
10.12	*Form of Notice of Grant For 1997 Nonstatutory Stock Option Plan, with Exhibit A thereto, Form of Stock Option Agreement	10-K	000-21184	10.17	5/27/98
10.13	Microchip Technology Incorporated International Employee Stock Purchase Plan, as amended through May 1, 2006	S-8	333-140773	4.1	2/16/07
10.14	Microchip Technology Incorporated International Stock Purchase Agreement (including attached Form of Enrollment Form)	S-8	333-140773	4.2	2/16/07
10.15	Form of Change Form for Microchip Technology Incorporated International Employee Stock Purchase Plan	S-8	333-140773	4.3	2/16/07
10.16	*Executive Management Incentive Compensation Plan	10-Q	000-21184	10.4	2/6/07
10.17	*Discretionary Executive Management Incentive Compensation Plan	10-Q	000-21184	10.5	2/6/07
10.18	*Management Incentive Compensation Plan	10-Q	000-21184	10.6	2/6/07
10.19	TelCom Semiconductor, Inc. 1994 Stock Option Plan and forms of agreements thereunder	S-8	333-53876	4.1	1/18/01
10.20	TelCom Semiconductor, Inc. 2000 Nonstatutory Stock Option Plan and forms of agreements used thereunder	S-8	333-53876	4.4	1/18/01
10.21	PowerSmart, Inc. 1998 Stock Incentive Plan, Including Forms of Incentive Stock Option Agreement and Nonqualified Stock Option Agreement	S-8	333-96791	4.1	7/19/02
10.22	*February 3, 2003 Amendment to the Adoption Agreement to the Microchip Technology Incorporated Supplemental Retirement Plan	10-K	000-21184	10.28	6/5/03
10.23	*Amendment dated August 29, 2001 to the Microchip Technology Incorporated Supplemental Retirement Plan	S-8	333-101696	4.1.2	12/6/02
10.24	*Amendment Dated December 9, 1999 to the Adoption Agreement to the Microchip Technology Incorporated Supplemental Retirement Plan	S-8	333-101696	4.1.4	12/6/02

EXHIBITS (cont’d.)

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith
10.25	*Adoption Agreement to the Microchip Technology Incorporated Supplemental Retirement Plan dated January 1, 1997	S-8	333-101696	4.1.3	12/6/02
10.26	*Microchip Technology Incorporated Supplemental Retirement Plan	S-8	333-101696	4.1.1	12/6/02
10.27	*Amendments to Supplemental Retirement Plan	10-Q	000-21184	10.1	2/9/06
10.28	*Change of Control Severance Agreement	10-Q	000-21184	10.1	11/7/07
10.29	*Change of Control Severance Agreement	10-Q	000-21184	10.2	11/7/07
10.30	Development Agreement dated as of August 29, 1997 by and between Registrant and the City of Chandler, Arizona	10-Q	000-21184	10.1	2/13/98
10.31	Addendum to Development Agreement by and between Registrant and the City of Tempe, Arizona, dated May 11, 2000	10-K	000-21184	10.14	5/15/01
10.32	Development Agreement dated as of July 17, 1997 by and between Registrant and the City of Tempe, Arizona	10-Q	000-21184	10.2	2/13/98
10.33	Strategic Investment Program Contract dated as of August 15, 2002 by and between Registrant, Multnomah County, Oregon and City of Gresham, Oregon	8-K	000-21184	2.2	8/23/02
21.1	Subsidiaries of Registrant					X
23.1	Consent of Independent Registered Public Accounting Firm					X
24.1	Power of Attorney re: Microchip Technology Incorporated, the Registrant	10-K	000-21184	24.1	6/7/00
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (the Exchange Act)					X
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (the Exchange Act)					X
32	Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

	*Compensation plans or arrangements in which directors or executive officers are eligible to participate

Annual Report on Form 10-K

Item 8, Item 15(a)(1) and (2), (b) and (c)

_________________________________

INDEX TO FINANCIAL STATEMENTS

CONSOLIDATED FINANCIAL STATEMENTS

EXHIBITS

_________________________________

YEAR ENDED MARCH 31, 2008

MICROCHIP TECHNOLOGY INCORPORATED
AND SUBSIDIARIES

CHANDLER, ARIZONA

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES

i

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Microchip Technology Incorporated and subsidiaries

We have audited the accompanying consolidated balance sheets of Microchip Technology Incorporated and subsidiaries as of March 31, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended March 31, 2008. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Microchip Technology Incorporated and subsidiaries at March 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 31, 2008, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 and Note 9 to the consolidated financial statements, effective April 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, and changed its method of accounting for uncertain tax positions, and effective April 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, and changed its method of accounting for share-based compensation.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Microchip Technology Incorporated’s internal control over financial reporting as of March 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 23, 2008 expressed an unqualified opinion thereon.

/s/   Ernst & Young LLP

Phoenix, Arizona
May 23, 2008

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

ASSETS
	March 31,
	2008	2007
Cash and cash equivalents	$487,736	$167,477
Short-term investments	837,054	583,000
Accounts receivable, net	138,319	124,559
Inventories	124,483	121,024
Prepaid expenses	17,135	15,547
Deferred tax assets	63,261	61,983
Other current assets	49,742	11,147
Total current assets	1,717,730	1,084,737

Property, plant and equipment, net	522,305	605,722
Long-term investments	194,274	527,910
Goodwill	31,886	31,886
Intangible assets, net	11,613	8,456
Other assets	34,499	10,830

Total assets	$2,512,307	$2,269,541

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable	$39,317	$34,675
Accrued liabilities	56,323	129,882
Deferred income on shipments to distributors	95,441	91,363
Total current liabilities	191,081	255,920

Junior convertible debentures	1,150,128	---
Long-term income tax payable	112,311	---
Deferred tax liability	21,460	8,327
Other long-term liabilities	1,104	926

Stockholders' equity:

Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued or outstanding.	---	---
Common stock, $0.001 par value; 450,000,000 shares authorized;
218,789,994 shares issued and 184,338,768 shares outstanding at
March 31, 2008; 217,439,960 shares issued and outstanding at
March 31, 2007.	184	217
Additional paid-in capital	793,919	755,834
Retained earnings	1,301,275	1,255,486
Accumulated other comprehensive income (loss)	2,508	(7,169)
Common stock held in treasury: 34,451,226 shares at March 31, 2008; and no shares at March 31, 2007.	(1,061,663)	---
Total stockholders' equity	1,036,223	2,004,368

Total liabilities and stockholders' equity	$2,512,307	$2,269,541

See accompanying notes to consolidated financial statements

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

	Year ended March 31,
	2008	2007	2006

Net sales	$1,035,737	$1,039,671		$927,893
Cost of sales (1)	410,799	414,915		377,016
Gross profit	624,938	624,756		550,877

Operating expenses:
Research and development (1)	120,864	113,698		94,926
Selling, general and administrative (1)	175,646	163,247		129,587
Loss on sale of Fab 3	26,763	---		---
	323,273	276,945		224,513

Operating income	301,665	347,811		326,364
Other income (expense):
Interest income	54,851	58,383		32,753
Interest expense	(7,966)	(5,416)		(1,967)
Other, net	2,435	312		2,035
Income before income taxes	350,985	401,090		359,185
Income tax provision	53,237	44,061		116,816
Net income	$297,748	$357,029		$242,369

Basic net income per common share	$1.44	$1.66		$1.15
Diluted net income per common share	$1.40	$1.62		$1.13
Dividends declared per common share	$1.205	$0.965		$0.570
Basic common shares outstanding	207,220	215,498		210,104
Diluted common shares outstanding	212,048	220,848		215,024

(1) Includes share-based compensation expense as follows:
Cost of sales	$6,191	$3,255	$	---
Research and development	10,695	9,623		214
Selling, general and administrative	15,960	14,501		364

See accompanying notes to consolidated financial statements

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended March 31,
	2008	2007	2006
Cash flows from operating activities:
Net income	$297,748	$357,029	$242,369
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	100,076	116,171	110,682
Deferred income taxes	9,562	9,023	17,516
Share-based compensation expense related to equity incentive plans	32,846	27,379	578
Excess tax benefit from share-based compensation	(21,184)	(22,788)	---
Tax benefit from equity incentive plans	21,914	22,862	29,377
Convertible debt derivatives – revaluation and amortization	128	---	---
Amortization of junior convertible debenture issuance costs	241	---	---
Gain on sale of assets	(937)	(364)	(998)
Investments in trading securities	(12,133)	---	---
Unrealized impairment loss on available-for-sale investments	2,439	---	---
Loss on sale of Fab 3	26,763	---	---
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(13,760)	14,802	(26,273)
Increase in inventories	(2,902)	(2,663)	(11,296)
Increase (decrease) in deferred income on shipments to distributors	4,078	(8,118)	7,751
Increase (decrease) in accounts payable and accrued liabilities	12,080	(75,978)	72,053
Change in other assets and liabilities	(9,652)	(7,586)	(4,436)
Net cash provided by operating activities	447,307	429,769	437,323

Cash flows from investing activities:
Purchases of available-for-sale investments	(1,857,964)	(1,327,042)	(856,748)
Sales and maturities of available-for-sale investments	1,959,210	943,955	797,694
Investment in other assets	(5,012)	(844)	(2,595)
Proceeds from sale of Fab 3	27,523	---	---
Proceeds from sale of assets	1,725	1,746	1,341
Capital expenditures	(69,827)	(60,039)	(76,294)
Net cash provided by (used in) investing activities	55,655	(442,224)	(136,602)

Cash flows from financing activities:
Payment of cash dividend	(251,959)	(207,898)	(120,109)
Repurchase of common stock	(1,138,040)	---	(3,320)
Proceeds from issuance of junior convertible debentures, net of issuance costs	1,127,000	---	---
Proceeds from sale of common stock	59,112	68,723	95,751
Excess tax benefit from share-based compensation	21,184	22,788	---
Proceeds from short-term borrowings	---	---	268,954
Payments on short-term borrowings	---	(268,954)	(45,454)
Net cash (used in) provided by financing activities	(182,703)	(385,341)	195,822
Net increase (decrease) in cash and cash equivalents	320,259	(397,796)	496,543
Cash and cash equivalents at beginning of year	167,477	565,273	68,730
Cash and cash equivalents at end of year	$487,736	$167,477	$565,273

See accompanying notes to consolidated financial statements

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)

	Common Stock and				Accumulated
	Additional Paid-in Capital		Common Stock held in Treasury		Other Comprehensive	Deferred Share-based	Retained	Net Stockholders'
	Shares	Amount	Shares	Amount	Income (Loss)	Compensation	Earnings	Equity
Balance at March 31, 2005	208,556	$532,874	818	$(21,517)	$(9,718)	---	$984,095	$1,485,734

Components of other comprehensive income:
Net income	---	---	---	---	---	---	242,369	242,369
Net unrealized losses on available-for-sale investments, net of $882 of tax	---	---	---	---	(4,195)	---	---	(4,195)
Total comprehensive income								238,174
Issuances from equity incentive plans	5,561	85,735	---	---	---	---	---	85,735
Employee stock purchase plan	435	10,016	---	---	---	---	---	10,016
Purchase of treasury stock	---	---	120	(3,320)	---	---	---	(3,320)
Treasury stock used for new issuances	(938)	(24,837)	(938)	24,837	---	---	---	---
Tax benefit from equity incentive plans	---	29,377	---	---	---	---	---	29,377
Unearned share-based compensation amortization	---	4	---	---	---	---	---	4
Share-based compensation	---	6,283	---	---	---	(5,705)	---	578
Cash dividend	---	---	---	---	---	---	(120,109)	(120,109)

Balance at March 31, 2006	213,614	639,452	---	---	(13,913)	(5,705)	1,106,355	1,726,189

Components of other comprehensive income:
Net income	---	---	---	---	---	---	357,029	357,029
Net unrealized losses on available-for-sale investments, net of $1,228 of tax	---	---	---	---	6,744	---	---	6,744
Total comprehensive income								363,773
Issuances from equity incentive plans	3,435	57,322	---	---	---	---	---	57,322
Employee stock purchase plan	391	11,401	---	---	---	---	---	11,401
Tax benefit from equity incentive plans	--	22,862	---	---	---	---	---	22,862
Reclassification due to the adoption of SFAS 123R	---	(5,705)	---	---	---	5,705	---	---
Unearned share-based compensation amortization	---	2	---	---	---	---	---	2
Share-based compensation	---	30,717	---	---	---	---	---	30,717
Cash dividend	---	---	---	---	---	---	(207,898)	(207,898)

Balance at March 31, 2007	217,440	756,051	---	---	(7,169)	---	1,255,486	2,004,368

Components of other comprehensive income:
Net income	---	---	---	---	---	---	297,748	297,748
Net unrealized gains on available-for-sale investments, net of $2,293 of tax	---	---	---	---	9,677	---	---	9,677
Total comprehensive income								307,425
Issuances from equity incentive plans	2,983	47,406	---	---	---	---	---	47,406
Employee stock purchase plan	419	11,706	---	---	---	---	---	11,706
Purchase of treasury stock	---	---	36,503	(1,138,040)	---	---	---	(1,138,040)
Treasury stock used for new issuances	(2,052)	(76,377)	(2,052)	76,377	---	---	---	---
Tax benefit from equity incentive plans	---	21,914	---	---	---	---	---	21,914
Share-based compensation	---	33,403	---	---	---	---	---	33,403
Cash dividend	---	---	---	---	---	---	(251,959)	(251,959)

Balance at March 31, 2008	218,790	$794,103	34,451	$(1,061,663)	$2,508	---	$1,301,275	$1,036,223

See accompanying notes to consolidated financial statements

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Microchip develops, manufactures and sells specialized semiconductor products used by its customers for a wide variety of embedded control applications.  Microchip’s product portfolio comprises 8-bit, 16-bit and 32-bit PIC® microcontrollers and 16-bit dsPIC® digital signal controllers, which feature on-board Flash (reprogrammable) memory technology.  In addition, Microchip offers a broad spectrum of high-performance linear, mixed-signal, power management, thermal management, battery management and interface devices.  Microchip also makes serial EEPROMs.

Principles of Consolidation

The consolidated financial statements include the accounts of Microchip Technology Incorporated and its wholly-owned subsidiaries (Microchip or the Company).  The Company does not have any subsidiaries in which it does not own 100% of the outstanding stock.  All of the Company’s subsidiaries are included in the consolidated financial statements.  All significant intercompany accounts and transactions have been eliminated in consolidation.

Revenue Recognition

The Company recognizes revenue when the earnings process is complete, as evidenced by an agreement with the customer, transfer of title as well as fixed pricing and probable collectability.  The Company recognizes revenue from product sales to OEMs upon shipment and records reserves for estimated customer returns.  Distributors worldwide generally have broad price protection and product return rights, so the Company defers revenue recognition until the distributor sells the product to their customer.  Revenue is recognized when the distributor sells the product to an end-user, at which time the sales price becomes fixed or determinable.  Revenue is not recognized upon the Company’s shipment to the distributors since, due to discounts from list price as well as price protection rights, the sales price is not substantially fixed or determinable at that time. At the time of shipment to these distributors, the Company records a trade receivable for the selling price as there is a legally enforceable right to payment, relieves inventory for the carrying value of goods shipped since legal title has passed to the distributor, and records the gross margin in deferred income on shipments to distributors on the consolidated balance sheets.

Deferred income on shipments to distributors effectively represents the gross margin on the sale to the distributor; however, the amount of gross margin recognized by the Company in future periods could be less than the deferred margin as a result of  credits granted to distributors on specifically identified products and customers to allow the distributors to earn a competitive gross margin on the sale of the Company’s products to their end customers and price protection concessions related to market pricing conditions.

We sell the majority of the items in our product catalog to our distributors worldwide at a uniform list price. However, distributors resell our products to end customers at a very broad range of individually negotiated price points.  The majority of our distributors’ resales require a reduction from the original list price paid.  Often, under these circumstances, we remit back to the distributor a portion of their original purchase price after the resale transaction is completed in the form of a credit against the distributors’ outstanding accounts receivable balance.  The credits are on a per unit basis and are not given to the distributor until they provide information regarding the sale to their end customer.  The price reductions vary significantly based on the customer, product, quantity ordered, geographic location and other factors and discounts to a price less than the Company’s cost have historically been rare.  The effect of granting these credits establishes the net selling price from the Company to its distributors for the product and results in the net revenue recognized by the Company when the product is sold by the distributors to their end customers. Thus, a portion of the “Deferred income on shipments to distributors” balance represents the amount of distributors’ original purchase price that will be credited back to the distributor in the future.  The wide range and variability of negotiated price concessions granted to distributors does not allow us to accurately estimate the portion of the balance in the deferred income on shipments to distributors account that will be credited back to the distributors.  Therefore, the Company does not reduce deferred income on shipments to distributors or accounts receivable by anticipated future price concessions; rather, price concessions are typically recorded against deferred income on shipments to distributors when incurred, which is generally at the time the distributor sells the product.  At March 31, 2008, the Company had approximately $130.4 million of deferred revenue and $35.0 million in deferred cost of sales recognized as $95.4 million of deferred income on shipments to distributors.  At March 31, 2007, the Company had approximately $126.4 million of deferred revenue and $35.0 million of deferred cost of sales recognized as $91.4 million of deferred income on shipments to distributors.  The deferred income on shipments to distributors that will ultimately be recognized in the Company’s income statement will be lower than the amount reflected on the balance sheet due to price credits to be granted to the distributors when the product is sold to their customers.  These price credits historically have resulted in the deferred income approximating the overall gross margins that the Company recognizes in the distribution channel of its business.

The Company reduces product pricing through price protection based on market conditions, competitive considerations and other factors.  Price protection is granted to distributors on the inventory they have on hand at the date the price protection is offered.  When the Company reduces the price of its products, it allows the distributor to claim a credit against its outstanding accounts receivable balances based on the new price of the inventory it has on hand as of the date of the price reduction.  There is no immediate revenue impact from the price protection, as it is reflected as a reduction of the deferred income on shipments to distributors’ balance.

Products returned by distributors and subsequently scrapped have historically been immaterial to the Company’s consolidated results of operations.  The Company routinely evaluates the risk of impairment of the deferred cost of sales component of the deferred income on shipments to distributors account.  Because of the historically immaterial amounts of inventory that have been scrapped, and historically rare instances where discounts given to a distributor result in a price less than the Company’s cost, the Company believes the deferred costs have a low risk of material impairment.

Shipping charges billed to customers are included in net sales, and the related shipping costs are included in cost of sales.

Product Warranty

The Company generally sells products with a limited warranty related to product quality and a limited indemnification of customers against intellectual property infringement claims related to the Company’s products.  Due to comprehensive product testing, the short time between product shipment and the detection and correction of product failures, and a low historical rate of payments on indemnification claims, the accrual based on historical activity and the related expense were immaterial as of and for fiscal years ended March 31, 2008, 2007 and 2006.

Advertising Costs

The Company expenses all advertising costs as incurred.  Advertising costs were immaterial for the fiscal years ended March 31, 2008, 2007 and 2006.

Research and Development

Research and development costs are expensed as incurred.  Assets purchased to support the Company’s ongoing research and development activities are capitalized when related to products which have achieved technological feasibility or that have alternative future uses and are amortized over their estimated useful lives.  Research and development expenses include expenditures for labor, share-based payments, depreciation, masks, prototype wafers, and expenses for development of process technologies, new packages, and software to support new products and design environments.

Foreign Currency Translation and Forward Contracts

The Company’s foreign subsidiaries are considered to be extensions of the U.S. Company and any translation gains and losses related to these subsidiaries are included in other income and expense.  As the U.S. dollar is utilized as the functional currency, gains and losses resulting from foreign currency transactions (transactions denominated in a currency other than the subsidiaries’ functional currency) are also included in income.  Gains and losses associated with currency rate changes on forward contracts are recorded currently in income.  These gains and losses have been immaterial to the Company’s financial statements.

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

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement 109 (FIN) 48).  FIN 48 establishes a single model to address accounting for uncertain tax positions.  FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements.  FIN 48 also provides guidance on de-recognition, measurement classification, interest and penalties, accounting in interim periods, disclosure and transition.  The Company adopted FIN 48 on April 1, 2007, and did not recognize any cumulative-effect adjustment associated with its unrecognized tax benefits, interest, and penalties.  See further discussion in Note 9.

Cash and Cash Equivalents

All highly liquid investments, including marketable securities purchased with a remaining maturity of three months or less when acquired are considered to be cash equivalents.

Investments

The Company classifies its investments as trading securities or available-for-sale securities based upon management’s intent with regard to the investments and the nature of the underlying securities.

The Company’s trading securities consist of strategic investments in shares of publicly traded common stock and restricted cash representing cash collateral for put options the Company has written on one of its trading securities.  The Company’s investments in trading securities are carried at fair value with unrealized gains and losses reported in other income, net.

The Company’s available-for-sale investments consist of government agency bonds, municipal bonds, auction rate securities and corporate bonds.  The Company’s investments are carried at fair value with unrealized gains and losses reported in stockholders’ equity. Premiums and discounts are amortized or accreted over the life of the related available-for-sale security.  Dividend and interest income are recognized when earned.  The cost of securities sold is calculated using the specific identification method.

The Company includes within short-term investments its trading securities, as well as its income yielding available-for-sale securities that can be readily converted to cash and includes within long-term investments those income yielding available-for-sale securities with maturities of over one year that have unrealized losses attributable to them. The Company has the ability to hold its long-term investments until such time as these assets are no longer impaired.  Such recovery is not expected to occur within the next year.

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

Inventories

Inventories are valued at the lower of cost or market using the first-in, first-out method.  The Company writes down its inventory for estimated obsolescence or unmarketable inventory in an amount equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions.  If actual market conditions are less favorable than those projected by the Company, additional inventory write-downs may be required.  Inventory impairment charges establish a new cost basis for inventory and charges are not subsequently reversed to income even if circumstances later suggest that increased carrying amounts are recoverable.  In estimating reserves for obsolescence, the Company primarily evaluates estimates of demand over a twelve-month period and provides reserves for inventory on hand in excess of the estimated twelve-month demand.

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

Junior Subordinated Convertible Debentures

The Company accounts for its junior subordinated convertible debentures and related provisions in accordance with the provisions of Emerging Issues Task Force Issue (EITF) No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, EITF No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, EITF No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, and EITF No. 01-6, The Meaning of ‘Indexed to a Company’s Own Stock’, EITF No. 04-08, The Effect of Contingently Convertible Debt on Diluted Earnings Per Share  (EITF 04-08) and EITF No. 90-19, Convertible Bonds with Issuer Option to Settle for Cash upon Conversion. The Company also evaluates the instruments in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133), which requires bifurcation of embedded derivative instruments and measurement of fair value for accounting purposes. EITF 04-08 requires the Company to include the dilutive effect of the shares of its common stock issuable upon conversion of the outstanding convertible debentures in its diluted income per share calculation regardless of whether the market price trigger or other contingent conversion feature has been met. The Company applies the treasury stock method as it has the intent and current ability to settle the principal amount of the convertible debentures in cash. This method results in incremental dilutive shares when the average fair value of the Company’s common stock for a reporting period exceeds the conversion price.

The Company considers the embedded features related to the contingent interest payments, over-allotment option, and the Company’s ability to make specific types of distributions (e.g., extraordinary dividends) to qualify as derivatives and bundles them as a compound embedded derivative under SFAS No. 133. The fair value of the derivative at the date of issuance of the debentures is accounted for as a discount on the debentures. The over-allotment feature which was revalued on the date of exercise is accounted for as a premium on the debentures. The debt discount and the debt premium are being accreted to the face value of the debentures as interest expense, net, over the maturity period of the debentures. Any change in the fair value of this embedded derivative is recognized as an unrealized gain or loss in Other income, net.

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

Goodwill

Goodwill is recorded when the purchase price paid for an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired.  The Company is required to perform an annual impairment review, and more frequently under certain circumstances. The goodwill is subjected to this test during the fourth quarter of the Company’s fiscal year.  The Company engages primarily in the design, development, manufacture and marketing of semiconductor products and, as a result, the Company concluded there is one reporting unit.  The impairment review process compares the fair value of the reporting unit to its carrying value.  If the Company determines through the impairment process that goodwill has been impaired, the Company will record the impairment charge in its results of operation.  As of March 31, 2008, there was no impairment charge related to goodwill.

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

Effective April 1, 2006, the Company adopted FASB Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment (SFAS No. 123R).  SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, RSUs, and employee stock purchase rights, to be recognized in the financial statements based on their respective grant date fair values and does not allow the previously permitted pro forma disclosure-only method as an alternative to financial statement recognition.  SFAS No. 123R supersedes Accounting Principles Board Opinion No. 25,  Accounting for Stock Issued to Employees  (APB 25) and related interpretations, and amends SFAS No. 95,  Statement of Cash Flows.  SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under previous literature.  This requirement has reduced the Company’s net operating cash flows and increased net financing cash flows.  In March 2005, the SEC issued SAB No. 107,  Share-Based Payment  (SAB 107), which provides guidance regarding the interaction of SFAS No. 123R and certain SEC rules and regulations.  The Company has applied the provisions of SAB 107 in its adoption of SFAS No. 123R.

The Company adopted SFAS No. 123R using the modified-prospective method of recognition of compensation expense related to share-based payments. The Company’s consolidated statements of income for the years ended March 31, 2008 and 2007 reflect the impact of adopting SFAS No. 123R.  In accordance with the modified-prospective transition method, the Company’s consolidated statements of income for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123R.

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

Prior to the adoption of SFAS No. 123R, the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the condensed consolidated statements of cash flows.  SFAS No. 123R requires the cash flows resulting from the tax benefits arising from tax deductions in excess of the compensation cost recognized for the equity incentives (excess tax benefits) to be classified as financing cash flows.  The $21.2 million and $22.8 million excess tax benefit classified as a financing cash inflow in the Company’s accompanying consolidated statements of cash flows for the years ending March 31, 2008 and 2007, respectively, would have been classified as an operating cash inflow of the Company prior to the adoption of SFAS No. 123R.

Prior to the adoption of SFAS No. 123R, the Company accounted for share-based payment awards to employees in accordance with APB 25 and related interpretations, and had adopted the disclosure-only alternative of SFAS No. 123,  Accounting for Stock-Based Compensation  (SFAS 123), and SFAS No. 148,  Accounting for Stock-Based Compensation — Transition and Disclosure.  In accordance with APB 25, share-based compensation expense was not recorded in connection with share-based payment awards granted with exercise prices equal to or greater than the fair market value of the Company’s common stock on the date of grant, unless certain modifications were subsequently made.  The Company recorded deferred compensation in connection with RSUs equal to the fair market value of the common stock on the date of grant.  Recorded deferred compensation was recognized as share-based compensation expense ratably over the applicable vesting periods.  In accordance with the provisions of SFAS No. 123R, all deferred compensation previously recorded has been eliminated with a corresponding reduction in additional paid-in capital.

Determining the appropriate fair-value model and calculating the fair value of share-based awards at the date of grant requires judgment.  The fair value of RSUs is based on the fair market value of the Company’s common stock on the date of grant discounted for expected future dividends.  The Company uses the Black-Scholes option pricing model to estimate the fair value of employee stock options and rights to purchase shares under stock participation plans, consistent with the provisions of SFAS No. 123R.  Option pricing models, including the Black-Scholes model, also require the use of input assumptions, including expected volatility, expected life, expected dividend rate, and expected risk-free rate of return.  The Company uses a blend of historical and implied volatility based on options freely traded in the open market as it believes this is more reflective of market conditions and a better indicator of expected volatility than using purely historical volatility.  The expected life of the awards is based on historical and other economic data trended into the future.  The risk-free interest rate assumption is based on observed interest rates appropriate for the expected terms of the Company’s awards.  The dividend yield assumption is based on the Company’s history and expectation of future dividend payouts.  SFAS No. 123R requires the Company to develop an estimate of the number of share-based awards which will be forfeited due to employee turnover.  Quarterly changes in the estimated forfeiture rate would affect share-based compensation, as the effect of adjusting the rate for all expense amortization after April 1, 2006 is recognized in the period the forfeiture estimate is changed.  If the actual forfeiture rate is higher than the estimated forfeiture rate, then an adjustment is made to increase the estimated forfeiture rate, which will result in a decrease to the expense recognized in the financial statements.  If the actual forfeiture rate is lower than the estimated forfeiture rate, then an adjustment is made to decrease the estimated forfeiture rate, which will result in an increase to the expense recognized in the financial statements.  If forfeiture adjustments are made, they would affect the Company’s results of operations.  The effect of forfeiture adjustments in the year ended March 31, 2008 was immaterial.

The Company evaluates the assumptions used to value its awards on a quarterly basis.  If factors change and the Company employs different assumptions, share-based compensation expense may differ significantly from what was recorded in the past.  If there are any modifications or cancellations of the underlying unvested securities, the Company may be required to accelerate or increase any remaining unearned share-based compensation expense.  Future share-based compensation expense and unearned share-based compensation will increase to the extent that the Company grants additional equity awards to employees or it assumes unvested equity awards in connection with acquisitions.  Had the Company adopted SFAS No. 123R in prior periods, the magnitude of the impact of that standard on its results of operations would have approximated the impact of SFAS 123 assuming the application of the Black-Scholes option pricing model as described in the disclosure of pro forma net income and pro forma net income per share in Note 14 to the Company’s Consolidated Financial Statements.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of investments in debt securities and trade receivables.  Investments in debt securities with original maturities of greater than six months consist primarily of AAA rated financial instruments and counterparties.  The Company’s investments are primarily in direct obligations of the United States government or its agencies and in municipal bonds.

Concentrations of credit risk with respect to accounts receivable are generally not significant due to the diversity of the Company’s customers and geographic sales areas.  The Company had one distributor that accounted for 10% or more of its net sales in the year ended March 31, 2008.  The Company sells its products primarily to OEMs and distributors in the Americas, Europe and Asia.  The Company performs ongoing credit evaluations of its customers’ financial condition and, as deemed necessary, may require collateral, primarily letters of credit.  No single end customer accounted for 10% or more of the Company’s net sales or accounts receivable balances during the years ended March 31, 2008, 2007 and 2006.  See Note 16, Geographic Information, for additional information on the Company’s largest distributors.

Distributor advances, included in deferred income on shipments to distributors on our consolidated balance sheets, totaled $36.4 million at March 31, 2008 and $37.4 million at March 31, 2007.  On sales to distributors, our payment terms generally require the distributor to settle amounts owed to us for an amount in excess of their ultimate cost.  The Company’s sales price to its distributors may be higher than the amount that the distributors will ultimately owe the Company because distributors often negotiate price reductions after purchasing the product from us and such reductions are often significant.  It is the Company’s practice to apply these negotiated price discounts to future purchases, requiring the distributor to settle receivable balances, on a current basis, generally within 30 days, for amounts originally invoiced.  This practice has an adverse impact on the working capital of the Company’s distributors.  As such, the Company has entered into agreements with certain distributors whereby it advances cash to the distributors to reduce the distributor’s working capital requirements.  These advances are reconciled at least on a quarterly basis and are estimated based on the amount of ending inventory as reported by the distributor multiplied by a negotiated percentage.  Such advances have no impact on revenue recognition or the Company’s consolidated statements of income.  The Company processes discounts taken by distributors against its deferred income on shipments to distributors’ balance and trues-up the advanced amounts generally after the end of each completed fiscal quarter.  The terms of these advances are set forth in binding legal agreements and are unsecured, bear no interest on unsettled balances and are due upon demand.  The agreements governing these advances can be cancelled by the Company at any time.

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

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurement (SFAS No. 157).  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements.  In February 2008, the FASB issued FASB Staff Position (FSP) FAS 157-2, Effective Date of FASB Statement No. 157 (FSP FAS 157-2), which delays the effective date of SFAS No. 157 for all nonfinancial assets and liabilities except for those recognized or disclosed at least annually. Except for the delay for nonfinancial assets and liabilities, SFAS No. 157 is effective for the Company beginning April 1, 2008.  SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years and will be adopted by the Company in the first quarter of fiscal 2009.  The Company is in the process of determining the effect, if any, the adoption of SFAS No. 157 will have on the Company’s consolidated financial statements.

On February 15, 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS No. 159).  Under this Statement, the Company may elect to report financial instruments and certain other items at fair value on a contract-by-contract basis with changes in value reported in earnings.  SFAS No. 159 is effective for years beginning after November 15, 2007 and will be adopted by the Company in the first quarter of fiscal 2009.  The Company is in the process of determining the effect, if any, the adoption of SFAS No. 159 will have on the Company’s consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51 (SFAS No. 160).  SFAS No. 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent's ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  SFAS No. 160 is effective for fiscal years beginning after December 15, 2008, and will be adopted by the Company in the first quarter of fiscal 2010.  The Company is currently evaluating the potential impact, if any, the adoption of SFAS 160 will have on its consolidated results of operations and financial condition.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (SFAS No. 161).  The standard requires additional quantitative disclosures (provided in tabular form) and qualitative disclosures for derivative instruments.  The required disclosures include how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows; relative volume of derivative activity; the objectives and strategies for using derivative instruments; the accounting treatment for those derivative instruments formally designated as the hedging instrument in a hedge relationship; and the existence and nature of credit-related contingent features for derivatives. SFAS No. 161 does not change the accounting treatment for derivative instruments. SFAS No. 161 is effective for the Company beginning April 1, 2009.  The Company does not expect the adoption of SFAS No. 161 to have a material impact on its financial condition, results of operations or cash flows.

In May 2008, the FASB released FSP APB 14-1 Accounting For Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement) (FSP APB 14-1) that alters the accounting treatment for convertible debt instruments that allow for either mandatory or optional cash settlements.  FSP APB 14-1, will impact the accounting associated with the Company's $1.15 billion junior subordinated convertible debentures.  FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods, and will require the Company to recognize additional (non-cash) interest expense based on the market rate for similar debt instruments without the conversion feature.  Furthermore, it would require recognizing interest expense in prior periods pursuant to retrospective accounting treatment.  This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and will be adopted by the Company on April 1, 2009.  The Company is currently evaluating the impact the adoption of FSP APB 14-1 will have on its consolidated results of operations and financial condition.

2.	SPECIAL CHARGES

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

There were no special charges in fiscal 2007 or fiscal 2006.

3.	INVESTMENTS

The Company’s investments are intended to establish a high-quality portfolio that preserves principal, meets liquidity needs, avoids inappropriate concentrations and delivers an appropriate yield in relationship to the Company’s investment guidelines and market conditions.  The following is a summary of available-for-sale and trading securities at March 31, 2008 (amounts in thousands):

	Available-for-sale Securities
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses		Estimated Fair Value
Government agency bonds	$397,708	$1,933	$	---	$399,641
Municipal bonds	463,531	2,877		395	466,013
Auction rate securities	57,236	---		1,095	56,141
Corporate bonds	80,000	---		102	79,898
	$998,475	$4,810		$1,592	$1,001,693

	Trading Securities
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses		Estimated Fair Value
Marketable securities	$12,133	$227	$	---	$12,360
Restricted cash	17,275	---		---	17,275
	$29,408	$227	$	---	$29,635

At March 31, 2008, short-term investments consist of $837.0 million and long-term investments consist of $194.3 million.

The $12.4 million in marketable securities listed above relates to strategic investments in two publicly traded companies that the Company owned shares in at March 31, 2008 and has classified these as trading securities.  In fiscal 2008, the Company recognized an unrealized gain in earnings of $0.2 million on these trading securities.  The restricted cash of $17.3 million represents cash collateral for put options the Company has written on one of its trading securities.  The Company recorded the value received at the date the puts were written within other current liabilities at an amount equal to the cash received at that time.  The Company records the change in the fair value of the puts in other income, net at each balance sheet date.  At March 31, 2008, the fair value of the puts of $1.4 million was recorded in other current liabilities.  These put options have final maturities in June and September 2008 and if the stock price of the investment falls below the strike price of the puts, the Company may need to make an additional investment at the designated strike price of the puts.

At March 31, 2008, $59.7 million of the Company’s investment portfolio was invested in auction rate securities.  Historically, the carrying value of auction rate securities approximated fair value due to the frequent resetting of the interest rates.  If an auction fails for amounts the Company has invested, the investment will not be liquid.  With the recent liquidity issues experienced in the global credit and capital markets, the Company’s auction rate securities have experienced multiple failed auctions.  In September 2007 and February 2008, auctions for $24.9 million and $34.8 million, respectively, of the original purchase value of the Company’s investments in auction rate securities had first failed.  While the Company continues to earn interest on these investments based on a pre-determined formula with spreads tied to particular interest rate indexes, the estimated market value for a portion of these auction rate securities no longer approximates the original purchase value.

The $24.9 million in failed auctions during September 2007 are all either AA or AAA rated by Standard & Poors and all but $2.5 million of the securities possesses credit enhancement in the form of insurance for principal and interest.  The underlying characteristics of $22.4 million of these auction rate securities relate to servicing statutory requirements in the life insurance industry and $2.5 million relate to a specialty finance company that has a AAA Standard & Poors rating and the issue owned by the Company has a AA rating from Standard & Poors.  The $24.9 million in failed auctions have continued to fail through May 23, 2008.  As a result, the Company will not be able to access such funds until a future auction on these investments is successful.  The fair value of the failed auction rate securities has been estimated based on market information and estimates determined by management and could change significantly based on market conditions.  Based on the estimated values, the Company concluded these investments were other than temporarily impaired and recognized an impairment charge on these investments of $2.4 million during fiscal 2008.  If the issuers are unable to successfully close future auctions or if their credit ratings deteriorate, the Company may be required to further adjust the carrying value of the investments through an impairment charge to earnings.

The $34.8 million in failed auctions during February 2008 are investments in student loan-backed municipal bond auction rate securities.  Based upon the Company’s evaluation of available information, it believes these investments are of high credit quality, as all of the investments carry at least two AAA credit ratings and are largely backed by the federal government (Federal Family Education Loan Program).  The fair value of the failed auction rate securities has been estimated based on market information and estimates determined by management and could change significantly based on market conditions.

The Company continues to monitor the market for auction rate securities and consider its impact (if any) on the fair market value of its investments.  If the market conditions deteriorate further, the Company may be required to record additional unrealized losses in other comprehensive income or impairment charges.  The Company intends and has the ability to hold these auction rate securities until the market recovers as it does not anticipate having to sell these securities to fund the operations of its business.  The Company believes that, based on its current unrestricted cash, cash equivalents and short-term investment balances, the current lack of liquidity in the credit and capital markets will not have a material impact on its liquidity, cash flow or ability to fund its operations.

At March 31, 2008, the Company evaluated its investment portfolio, and noted unrealized losses of $1.6 million were due to fluctuations in interest rates and credit market conditions.  Management does not believe any of the unrealized losses represented an other-than-temporary impairment based on its evaluation of available evidence as of March 31, 2008.  The Company’s intent is to hold these investments to such time as these assets are no longer impaired.  For those investments not scheduled to mature until after March 31, 2009, such recovery is not anticipated to occur in the next year and these investments have been classified as long-term investments.

The amortized cost and estimated fair value of the available-for-sale securities at March 31, 2008, by maturity, are shown below (amounts in thousands).  Expected maturities can differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties, and the Company views its available-for-sale securities as available for current operations.

	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses		Estimated Fair Value
Available-for-sale
Due in one year or less	$99,780	$410	$	---	$100,190
Due after one year and through five years	841,459	4,400		497	845,362
Due after five years and through ten years	---	---		---	---
Due after ten years	57,236	---		1,095	56,141
	$998,475	$4,810		$1,592	$1,001,693

The following is a summary of available-for-sale securities at March 31, 2007 (amounts in thousands):

	Adjusted Cost	Gross Unrealized Gains		Gross Unrealized Losses	Estimated Fair Value
Government agency bonds	$743,278	$	---	$8,067	$735,211
Auction rate securities	330,710		---	660	330,050
Municipal bonds	20,675		---	---	20,675
Commercial paper	25,000		---	26	24,974
	$1,119,663	$	---	$8,753	$1,110,910

At March 31, 2007, short-term investments consist of $583.0 million and long-term investments consist of $527.9 million.

During the year ended March 31, 2008 and March 31, 2007, the Company did not have any gross realized gains or losses on sales of available-for-sale securities.

4.           ACCOUNTS RECEIVABLE

Accounts receivable consists of the following (amounts in thousands):

	March 31,
	2008	2007
Trade accounts receivable	$140,966	$127,467
Other	505	636
	141,741	128,103
Less allowance for doubtful accounts	3,152	3,544
	$138,319	$124,559

5.           INVENTORIES

Inventories consist of the following (amounts in thousands):

	March 31,
	2008	2007
Raw materials	$4,205	$5,118
Work in process	95,973	83,783
Finished goods	24,305	32,123
	$124,483	$121,024

6.           PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following (amounts in thousands):

	March 31,
	2008	2007
Land	$39,764	$47,212
Building and building improvements	330,519	372,149
Machinery and equipment	1,100,759	1,059,565
Projects in process	78,073	69,040
	1,549,115	1,547,966
Less accumulated depreciation and amortization	1,026,810	942,244
	$522,305	$605,722

Depreciation expense attributed to property, plant and equipment was $98.2 million, $114.3 million and $109.3 million for the years ending March 31, 2008, 2007 and 2006, respectively.

7.           INTANGIBLE ASSETS

Intangible assets consist of the following (amounts in thousands):

	March 31, 2008
	Gross Amount	Accumulated Amortization	Net Amount
Developed technology	$21,582	$(12,605)	$8,977
Distribution rights	5,236	(2,600)	2,636
	$26,818	$(15,205)	$11,613

	March 31, 2007
	Gross Amount	Accumulated Amortization	Net Amount
Developed technology	$16,571	$(11,242)	$5,329
Distribution rights	5,236	(2,109)	3,127
	$21,807	$(13,351)	$8,456

The Company amortizes intangible assets over their expected useful lives, which range between 1 and 10 years. In fiscal 2008, the Company acquired $5.0 million of developed technology, which has a weighted average amortization period of 8.2 years.  The following is an expected amortization schedule for the intangible assets for the fiscal years March 31, 2009 through March 31, 2013, absent any future acquisitions or impairment charges (amounts in thousands):

Year Ending March 31,	Projected Amortization Expense
2009	$ 2,554
2010	2,167
2011	1,787
2012	1,785
2013	1,770

The Company did not record any impairment losses in the years ended March 31, 2008, 2007 or 2006 associated with the intangible assets acquired.

8.           ACCRUED LIABILITIES

Accrued liabilities consist of the following (amounts in thousands):

	March 31,
	2008		2007
Income taxes	$	---	$84,432
Other accrued expenses		56,323	45,450

		$56,323	$129,882

As a result of the adoption of FIN 48, the Company reclassified its current income tax payable to long-term income tax payable in the first quarter of fiscal 2008 as described in Footnote 9 below.

9.           INCOME TAXES

Effective April 1, 2007, the Company adopted the provision of FIN 48, Accounting for Uncertainty in Income Taxes–an Interpretation of FASB Statement No. 109.  The adoption of FIN 48 did not impact the Company’s statements of operations or statements of cash flows. The total amount of gross unrecognized tax benefits as of the date of adoption was $102.8 million.  The Company historically classified unrecognized tax benefits in current income taxes payable.  As a result of the adoption of FIN 48, unrecognized tax benefits were reclassified to long-term income taxes payable.

The Company’s policy to include interest and penalties related to unrecognized tax benefits within the provision for taxes on the consolidated statements of income did not change as a result of implementing the provisions of FIN 48.  As of the date of adoption of FIN 48, the Company did not have an accrued liability for the payment of interest and penalties relating to unrecognized tax benefits due to tax overpayments.

The Company is subject to income taxes in the United States and numerous foreign jurisdictions.  Significant judgment is required in evaluating its uncertain tax positions and determining its provision for income taxes.  Although the Company believes that it has adequately reserved for its uncertain tax positions, no assurance can be given that the final tax outcome of these matters will not be different.  The Company will adjust these reserves in light of changing facts and circumstances, such as the closing of a tax audit or the refinement of an estimate.  To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will impact the provision for income taxes in the period in which such determination is made.  The provision for income taxes includes the impact of reserve provisions and changes to the reserves that are considered appropriate, as well as related net interest.

The Company recognizes liabilities for anticipated tax audit issues in the United States and other domestic and international tax jurisdictions based on its estimate of whether, and the extent to which, additional tax payments are more likely than not.  The Company believes it maintains appropriate reserves to offset potential income tax liabilities that may arise upon final resolution of matters for open tax years.  The United States Internal Revenue Service (IRS) is currently auditing the Company’s fiscal years ended March 31, 2002, 2003 and 2004.  The Company believes that it has appropriate support for the income tax positions taken and to be taken on its tax returns and that its accruals for tax liabilities are appropriate for all open years based on an assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter.  If such amounts ultimately prove to be unnecessary, the resulting reversal of such reserves would result in tax benefits being recorded in the period the reserves are no longer deemed necessary.  If such assessments ultimately prove to be greater than anticipated, a future charge to expense would be recorded in the period in which the assessment is determined.  Although timing of the resolution and/or closure on audits is highly uncertain, the Company does not believe it is reasonably possible that the unrecognized tax benefits would materially change in the next 12 months.

The following table summarizes the activity related to the Company’s gross unrecognized tax benefits from April 1, 2007 to March 31, 2008 (in thousands):

Balance as of April 1, 2007	$ 102,757
Decreases related to prior year tax positions	(10,964)
Increases related to current year tax positions	17,576
Increases related to prior year tax positions	2,942
Balance as of March 31, 2008	$ 112,311

As of March 31, 2008, we had accrued approximately $3.5 million related to the potential payment of interest on our uncertain tax positions, net of interest receivable on tax overpayments.  Interest was included in our provision for income taxes.  We have not accrued any penalties related to our uncertain tax positions as we believe that it is more likely than not that there will not be any assessments of penalties.

The provision for income taxes consists of the following (amounts in thousands):

	Year Ended March 31,
	2008	2007	2006
Current expense:
Federal	$31,202	$24,334	$79,082
State	3,124	2,437	5,837
Foreign	9,350	8,267	14,381
Total current	43,676	35,038	99,300

Deferred expense (benefit):
Federal	7,336	10,005	16,165
State	734	1,001	1,618
Foreign	1,491	(1,983)	(267)
Total deferred	9,561	9,023	17,516
	$53,237	$44,061	$116,816

The tax benefit associated with the exercise of employee stock options reduced taxes currently payable by $21.9 million, $22.9 million and $29.4 million for the years ended March 31, 2008, 2007 and 2006, respectively.  These amounts were credited to additional paid-in capital in each of the three fiscal years.

The provision for income taxes differs from the amount computed by applying the statutory federal tax rate to income before income taxes.  The sources and tax effects of the differences in the total income tax provision are as follows (amounts in thousands):

	Year Ended March 31,
	2008	2007	2006
Computed expected income tax provision	$122,845	$140,382	$125,715
State income taxes, net of federal benefits	2,727	5,103	3,548
Domestic production activites/foreign export sales benefit	(257)	(658)	(2,600)
Research and development tax credits	(2,625)	(3,573)	(2,095)
Foreign income taxed at lower than the federal rate	(58,489)	(44,993)	(38,362)
Tax benefit from IRS settlement	---	(52,200)	---
Release of tax reserves	(10,964)	---	---
Repatriation of foreign earnings	---	---	30,610
	$53,237	$44,061	$116,816

Pretax income from foreign operations was $273.1 million, $255.3 million and $257.8 million for the years ended March 31, 2008, 2007 and 2006, respectively.  Unremitted foreign earnings that are considered to be permanently invested outside the United States, and on which no deferred taxes have been provided, amounted to approximately $949.8 million at March 31, 2008.  Should the Company elect in the future to repatriate a portion of the foreign earnings so invested, the Company would incur income tax expense on such repatriation, net of any available deductions and foreign tax credits.  This would result in additional income tax expense beyond the computed expected provision in such periods.

During the year ended March 31, 2008, the Company realized a U.S. tax benefit of $10.3 million as a result of the sale of Fab 3 and realized a tax benefit of $11.0 million  as the result of the release of previously established tax reserves consisting of approximately $5.7 million related to the resolution of a foreign tax matter in the third quarter of fiscal 2008, $4.5 million related to the release of tax reserves for certain international tax exposures in the fourth quarter of fiscal 2008 and approximately $0.8 million related to accrued interest and other reserve matters.  The tax reserve releases are reflected as a separate line in the rate reconciliation table above.  These tax benefits decreased the Company’s effective tax rate for fiscal 2008 by approximately 4.4 percentage points to 15.2%.

During the year ended March 31, 2007, the Company completed a settlement agreement with the IRS for its fiscal years ended March 31, 1998, 1999, 2000 and 2001.  As part of this settlement the Company recognized $52.2 million as a tax benefit in March 2007 related to amounts previously accrued for the issues that were in dispute with the IRS.  This tax benefit decreased the Company’s effective tax rate for fiscal 2007 by approximately 13.0 percentage points, to 11.0%.  This decrease is reflected as a separate line in the rate reconciliation table above.

The American Jobs Creation Act of 2004 (the Jobs Act) created a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85% dividends-received deduction for certain dividends from controlled non-U.S. corporations.  During fiscal 2006, the Company’s Chief Executive Officer approved a domestic reinvestment plan, under which the Company repatriated $500 million in earnings outside the U.S. pursuant to the Jobs Act.  The Company recorded additional tax expense in fiscal 2006 of approximately $30.6 million ($0.14 per diluted common share) related to this decision to repatriate non-U.S. earnings.  This repatriation increased the Company’s effective rate for fiscal 2006 by approximately 8.5 percentage points, to 32.5%.  This increase is reflected as a separate line item in the rate reconciliation table above.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows (amounts in thousands):

	March 31,
	2008	2007
Deferred tax assets:
Deferred intercompany profit	$8,733	$8,089
Deferred income on shipments to distributors	23,040	22,732
Inventory valuation	1,110	1,490
Net operating loss carryforward	2,864	3,890
Share-based compensation	18,627	9,344
Tax credit carryforward	---	6,814
Accrued expenses and other	8,888	9,624
Gross deferred tax assets	63,262	61,983
Deferred tax liabilities:
Property, plant and equipment, principally due to differences in depreciation	(11,277)	(7,615)
Junior convertible debentures	(9,089)	---
Other	(1,095)	(712)
Gross deferred tax liability	(21,460)	(8,327)
Net deferred tax asset	$41,801	$53,656

Management believes that the Company’s results of future operations will generate sufficient taxable income such that it is “more likely than not” that the deferred tax assets will be realized.

At March 31, 2008, the Company had a net operating loss carryforward for federal income tax purposes of approximately $7.4 million, which begins to expire in varying amounts in the years 2020 through 2022.  The net operating loss carryforward is attributable to the acquisition of PowerSmart in fiscal 2003.  An analysis of the annual limitation on the utilization of the PowerSmart net operating losses was performed in accordance with Internal Revenue Code Section 382.  It was determined that Section 382 will not limit the use of the PowerSmart net operating losses in full over the carryover period.

The Company’s Thailand manufacturing operations currently benefit from numerous tax holidays granted to the Company based on its investment in property, plant and equipment in Thailand.  The Company’s tax holiday periods in Thailand expire at various times in the future beginning in May 2010.  The Company does not expect the future expiration of any of its tax holiday periods in Thailand to have a material impact on its effective tax rate.  The aggregate dollar benefits derived from these tax holidays approximated $7.1 million, $6.1 million and $7.9 million for the years ended March 31, 2008, 2007 and 2006, respectively.  The benefit the tax holiday had on diluted net income per share approximated $0.03, $0.03 and $0.04 for the years ended March 31, 2008, 2007 and 2006, respectively.

10.           2.125% Junior Subordinated Convertible Debentures

In December 2007, the Company issued $1.15 billion principal amount of 2.125% junior subordinated convertible debentures due December 15, 2037, to two initial purchasers in a private offering.  The debentures are subordinated in right of payment to any future senior debt of the Company and are effectively subordinated in right of payment to the liabilities of the Company’s subsidiaries.  The debentures are convertible, subject to certain conditions, into shares of the Company’s common stock at an initial conversion rate of 29.2783 shares of common stock per one thousand dollar principal amount of debentures, representing an initial conversion price of approximately $34.16 per share of common stock.  As of March 31, 2008, none of the conditions allowing holders of the debentures to convert had been met.  The conversion rate will be subject to adjustment for certain events as outlined in the indenture governing the debentures, including in the event the Company pays a cash dividend on its common stock, but will not be adjusted for accrued interest.  As a result of a cash dividend of $0.32 per share paid in February 2007, the conversion rate was adjusted to 29.5742 shares of common stock per $1,000 of principal amount of debentures, representing a conversion price of approximately $33.81 per share of common stock.  The Company received net proceeds of $1,127.0 million after deduction of issuance costs of $23.0 million.  The debt issuance costs are recorded in long-term other assets and are being amortized to interest expense over 30 years.  Interest is payable in cash semiannually in arrears on June 15 and December 15, beginning on June 15, 2008.  Interest expense related to the debentures for fiscal 2008 totaled $8.0 million, and was included in interest expense on the consolidated statement of income.  The debentures also have a contingent interest component that will require the Company to pay interest during any semiannual interest period if the average trading price of the debenture is greater or less than certain thresholds beginning with the semi-annual interest period commencing on December 15, 2017 (the maximum amount of contingent interest that will accrue is 0.50% of such average trading price per year) and upon the occurrence of certain events, as outlined in the indenture governing the debentures.

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

Upon conversion, the Company can satisfy its conversion obligation by delivering cash, shares of common stock or any combination, at the Company’s option.  The Company intends to satisfy the lesser of the principal amount of the debentures or the conversion value in cash.  If the conversion value of a debenture exceeds the principal amount, the Company may also elect to deliver cash in lieu of common stock for the conversion value in excess of one thousand dollars principal amount (conversion spread).  There would be no adjustment to the numerator in the net income per common share computation for the cash settled portion of the debentures as that portion of the debt instrument will always be settled in cash.  The conversion spread will be included in the denominator for the computation of diluted net income per common share.

Under the terms of a registration rights agreement entered into in connection with the offering of the debentures, the Company filed a shelf registration statement covering resales of the debentures and any common stock issuable upon conversion of the debentures with the SEC.   The Company must maintain the effectiveness of the shelf registration statement until all of the debentures and all shares of common stock issuable upon conversion of the debentures cease to be outstanding, have been sold or transferred pursuant to an effective registration statement, have been sold pursuant to Rule 144 under the Securities Act of 1933, as amended, or the period of time specified in Rule 144 for the holding period has passed.  If the Company fails to comply with the terms of the registration rights agreement, it will be required to pay additional interest on the debentures at a rate per annum equal to 0.25% for the first 90 days after the date of such failure and 0.50% thereafter.

The Company concluded the embedded features related to the contingent interest payments, the Company making specific types of distributions (e.g., extraordinary dividends), the redemption feature in the event of changes in tax law, and penalty interest in the event of a failure to maintain an effective registration qualify as derivatives and should be bundled as a compound embedded derivative under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133). Additionally, the Company concluded the registration rights agreement entered into at the time the Company issued the debt is a separate bifurcated derivative, however, the value of this derivative was deemed to be immaterial, due to the low likelihood the registration would not occur.  The fair value of the compound embedded derivative at the date of issuance of the debentures was $1.3 million and is accounted for as a discount on the debentures.  The resulting value of the debentures of $1,148.7 million will be accreted to par value over the term of the debt resulting in $1.3 million being amortized to interest expense over 30 years.  Any change in fair value of this embedded derivative will be included in interest expense on the Company’s consolidated statements of income. The fair value of the derivative as of March 31, 2008 was $1.5 million, resulting in $0.2 million of additional interest expense in fiscal 2008.  The balance of the debentures on the Company’s consolidated balance sheet at March 31, 2008 was $1,150.1 million, including the fair value of the embedded derivative. The Company also concluded that the debentures are not conventional convertible debt instruments and that the embedded stock conversion option qualifies as a derivative under SFAS No. 133.  In addition, in accordance with Emerging Issues Task Force Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock, the Company has concluded that the embedded conversion option would be classified in stockholders’ equity if it were a freestanding instrument.  Accordingly, the embedded conversion option is not required to be accounted for separately as a derivative.

11.	CONTINGENCIES

In the ordinary course of its business, the Company is involved in a limited number of legal actions, both as plaintiff and defendant, and could incur uninsured liability in any one or more of them.  On April 18, 2008, LSI Logic and its wholly owned subsidiary Agere, filed both an action with the International Trade Commission and a complaint in the Eastern District of Texas alleging patent infringement by the Company and 17 other semiconductor and foundry companies.  These actions seek monetary damages and injunctive relief against the allegedly infringing products.  Due to the very early stage of these proceedings, the outcome of these actions is not presently determinable, and therefore the Company can make no assessment of its materiality.  The Company intends to vigorously defend its rights in these matters.  The Company periodically receives notification from various third parties alleging patent infringement of patents, intellectual property rights or other matters.  With respect to these and other pending legal actions to which Microchip is a party, although the outcome of these actions is not presently determinable, in the Company’s opinion, based on consultation with legal counsel, as of March 31, 2008, the ultimate resolution of these matters will not harm its business and will not have a material adverse effect on its financial position, cash flows or results of operations.  Litigation relating to the semiconductor industry is not uncommon, and the Company is, and from time to time has been, subject to such litigation.   No assurances can be given with respect to the extent or outcome of any such litigation in the future.

12.	STOCKHOLDERS’ EQUITY

Stockholder Rights Plan.  Effective October 11, 1999, the Company adopted an Amended and Restated Preferred Shares Rights Agreement as amended on January 29, 2008 (the Amended Rights Agreement).  The Amended Rights Agreement amends and restates the Preferred Share Rights Agreement adopted by the Company as of February 13, 1995 (the Prior Rights Agreement).  Under the Prior Rights Agreement, on February 13, 1995, the Company’s Board of Directors declared a dividend of one right (a Right) to purchase one one-hundredth of a share of the Company’s Series A Participating Preferred Stock (Series A Preferred) for each outstanding share of common stock, $.001 par value, of the Company.  The dividend was payable on February 24, 1995 to stockholders of record as of the close of business on that date.  The Amended Rights Agreement supersedes the Prior Rights Agreement as originally executed.  Under the Amended Rights Agreement, each Right enables the holder to purchase from the Company one one-hundredth of a share of Series A Preferred at a purchase price of seventy four dollars and seven cents ($74.07) (the Purchase Price), subject to adjustment.  Under the Amended Rights Agreement, the rights will become exercisable upon the earlier of (i) 10 days following a public announcement that a person or a group of affiliated or associated persons has acquired, or obtained the right to acquire, beneficial ownership of 18% or more of the Company’s outstanding common shares, or (ii) 10 days (or such later date as may be determined by action of the Company’s Board of Directors) following the commencement of, or announcement of an intention to make, a tender offer or exchange offer the consummation of which would result in a beneficial ownership by a person or group of 18% or more of the Company’s outstanding common shares.

Stock Repurchase Activity. On October 25, 2006, the Company announced that its Board of Directors had authorized the repurchase of up to 10.0 million shares of its common stock in the open market or in privately negotiated transactions.  As of March 31, 2008, the Company had repurchased all of the shares under this authorization for $333.3 million. On December 11, 2007, the Company announced that its Board of Directors had authorized the repurchase of up to an additional 10.0 million shares of its common stock in the open market or in privately negotiated transactions.  As of March 31, 2008, the Company had repurchased 3.5 million shares under this authorization for $110.7 million.  There is no expiration date associated with this program.

The Company’s Board of Directors authorized the repurchase of 21.5 million shares of its common stock concurrent with the junior subordinated convertible debenture transaction for $638.6 million and no further shares are available to be repurchased under this authorization.

During the year ended March 31, 2008, the Company purchased 36.5 million shares of its common stock for $1,138.0 million.  During the year ended March 31, 2007, the Company did not repurchase any of its shares of common stock.  During the year ended March 31, 2006, the Company purchased 0.1 million shares of its common stock for $3.3 million.

As of March 31, 2008, approximately 34.5 million shares remained as treasury shares with the balance of the shares being used to fund share issuance requirements under the Company’s equity incentive plans. The timing and amount of future repurchases will depend upon market conditions, interest rates, and corporate considerations.

13.	EMPLOYEE BENEFIT PLANS

The Company maintains a contributory profit-sharing plan for its domestic employees meeting certain eligibility and service requirements.  The plan qualifies under Section 401(k) of the Internal Revenue Code of 1986, as amended, and allows employees to contribute up to 60% of their base salary, subject to maximum annual limitations prescribed by the IRS.  The Company shall make a matching contribution of up to 25% of the first 4% of the participant’s eligible compensation and may award up to an additional 25% under the discretionary match.  All matches are provided on a quarterly basis and require the participant to be an active employee at the end of each quarter.  For the fiscal years ended March 31, 2008, 2007 and 2006, the Company contributions to the plan totaled $1.4 million, $1.7 million and $1.5 million, respectively.

The Company’s 2001 Employee Stock Purchase Plan (the 2001 Purchase Plan) became effective on March 1, 2002.  The Board of Directors approved the 2001 Purchase Plan in May 2001 and the stockholders approved it in August 2001.  Under the 2001 Purchase Plan, eligible employees of the Company may purchase shares of common stock at semi-annual intervals through periodic payroll deductions.  The purchase price in general will be 85% of the lower of the fair market value of the common stock on the first day of the participant’s entry date into the offering period or 85% of the fair market value on the semi-annual purchase date.  Depending upon a participant’s entry date into the 2001 Purchase Plan, purchase periods under the 2001 Purchase Plan consist of overlapping periods of either 24, 18, 12 or 6 months in duration.  In May 2003 and August 2003, the Company’s Board and stockholders, respectively, each approved an annual automatic increase in the number of shares reserved under the 2001 Purchase Plan.  The automatic increase took effect on January 1, 2005, and on each January 1 thereafter during the term of the plan, and is equal to the lesser of (i) 1,500,000 shares, (ii) one half of one percent (0.5%) of the then outstanding shares of the Company’s common stock, or (iii) such lesser amount as is approved by the Company’s Board of Directors.  On January 1, 2008, 945,068 additional shares were reserved under the 2001 Purchase Plan based on the automatic increase.  On January 1, 2007, 1,080,191 additional shares were reserved under the 2001 Purchase Plan based on the automatic increase.  On January 1, 2006, 1,058,541 additional shares were reserved under the 2001 Purchase Plan based on the automatic increase.  Since the inception of the 2001 Purchase Plan, 7,544,663 shares of common stock have been reserved for issuance and 2,547,151 shares have been issued under this purchase plan.

During fiscal 1995, a purchase plan was adopted for employees in non-U.S. locations.  Such plan allows for the purchase price per share to be 100% of the lower of the fair market value of the common stock at the beginning or end of the semi-annual purchase plan period.  Effective May 1, 2006, the Company’s Board approved a purchase price per share equal to eighty-five percent (85%) of the lower of the fair market value of the common stock at the beginning or end of the semi-annual purchase plan period.  Since the inception of this purchase plan, 753,645 shares of common stock have been reserved for issuance and 322,011 shares have been issued under this purchase plan.

Effective January 1, 1997, the Company adopted a non-qualified deferred compensation arrangement.  This plan is unfunded and is maintained primarily for the purpose of providing deferred compensation for a select group of highly compensated employees as defined in ERISA Sections 201, 301 and 401.  There are no Company matching contributions made under this plan.

The Company has management incentive compensation plans which provides for bonus payments, based on a percentage of base salary, from an incentive pool created from operating profits of the Company, at the discretion of the Board of Directors.  During the years ended March 31, 2008, 2007 and 2006, $9.2 million, $12.4 million and $14.1 million were charged against operations for this plan, respectively.

The Company also has a plan that, at the discretion of the Board of Directors, provides a cash bonus to all employees of the Company based on the operating profits of the Company.  During the years ended March 31, 2008, 2007 and 2006, $2.3 million, $6.2 million and $9.4 million, respectively, were charged against operations for this plan.

14.	EQUITY INCENTIVE PLANS

The Company has equity incentive plans under which incentive stock options, restricted stock units (RSUs) and non-qualified stock options have been granted to employees and under which non-qualified stock options have been granted to non-employee members of the Board of Directors.  The Company’s 2004 Equity Incentive Plan, as amended and restated (the 2004 Plan), is shareholder approved and permits the grant of stock options and RSUs to employees, non-employee members of the Board of Directors and consultants.  At March 31, 2008, 11.3 million shares remained available for future grant under the 2004 Plan.  Stock options and RSUs are designed to reward employees for their long-term contributions to the Company and to provide incentive for them to remain employed with the Company.  The Company believes that such awards better align the interests of its employees with those of its shareholders.

The Board of Directors or the plan administrator determines eligibility, vesting schedules and exercise prices for equity incentives granted under the plans.  Equity incentives granted generally have a term of 10 years.  Equity incentives granted in the case of newly hired employees generally vest and become exercisable at the rate of 25% after one year of service and ratably on a monthly or quarterly basis over a period of 36 months thereafter.  Subsequent equity incentive grants to existing employees generally vest and become exercisable ratably on a monthly or quarterly basis over a period starting in 48 months and ending in 60 months after the date of grant.  Beginning in fiscal 2008, the Company converted its equity granting practices to a quarterly process instead of an annual process.  The quarterly grants generally vest 48 months from the date of grant.

Under the plans, 106,026,866 shares of common stock had been reserved for issuance since the inception of the plans.

Share-Based Compensation Expense

The following table presents details of share-based compensation expense resulting from the application of SFAS No. 123R (amounts in thousands):

	Year Ended March 31,
	2008(1)		2007(1)		2006
Cost of sales	$6,191	(2)	$3,255	(2)	$	---
Research and development	10,695		9,623			214
Selling, general and administrative	15,960		14,501			364
Pre-tax effect of share-based compensation	32,846		27,379			578
Income tax benefit	6,395		6,570			139
Net income effect of share-based compensation	$26,451		$20,809			$439

(1) The amounts included in the years ended March 31, 2008 and March 31, 2007 reflect the adoption of SFAS No. 123R.  In accordance with the modified prospective method of transition, the Company’s consolidated statements of income for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123R.

(2) During the year ended March 31, 2008, $6.7 million was capitalized to inventory, and $6.2 million of capitalized inventory was sold.  During the year ended March 31, 2007, $6.6 million was capitalized to inventory and $3.3 million of capitalized inventory was sold.

The amount of unearned share-based compensation currently estimated to be expensed in fiscal 2008 through fiscal 2013 related to unvested share-based payment awards at March 31, 2008 is $62.3 million.  The weighted average period over which the unearned share-based compensation is expected to be recognized is approximately 2.45 years.

In accordance with the requirements of the disclosure-only alternative of SFAS No. 123, set forth below is a pro forma illustration of the effect on net income and net income per share computed as if the Company had valued share-based awards to employees using the Black-Scholes option pricing model instead of applying the guidelines provided by APB 25 for the fiscal year ended March 31, 2006 (in thousands, except per share amounts):

Year Ended March 31,
2006
Net income, as reported	$242,369
Deduct: Total share-based employee compensation expense determined
under fair value methods for all awards, net of related tax effects.	16,240
Pro forma net income	$226,129
Net income per common share:
Basic, as reported	$1.15
Basic, pro forma	$1.08
Diluted, as reported	$1.13
Diluted, pro forma	$1.05

At a meeting held on February 17, 2005, the Compensation Committee of the Board of Directors and the Board of Directors of the Company approved the acceleration of the vesting of certain Company stock options with an option price of $27.153 per share or greater.  The purpose of the accelerated vesting was to enable the Company to avoid recognizing in its income statement compensation expense associated with these options in future periods, upon adoption of SFAS No. 123R on April 1, 2006.  The pre-tax charge that was avoided amounted to approximately $13.7 million and represented the fair value of the unvested awards as of the date of the acceleration as determined under SFAS No. 123.  This amount would otherwise have been required to be recognized as compensation expense over the vesting period upon adoption of SFAS No. 123R.  As a result of the accelerated vesting, approximately 2.3 million option shares or 25.4% of the total number of the outstanding unvested option shares as of the date of the acceleration with varying remaining vesting schedules became immediately exercisable.  In connection with the vesting acceleration, the Company required that any shares received through the exercise of the accelerated options not be sold by the option holder until the first to occur of the original vesting date of the accelerated option or the termination of the employment of the option holder.  On April 25, 2006, in order to alleviate administrative burdens, the Company waived this requirement as to approximately 1.0 million option shares held by those employees who are not executive officers, appointed officers or director-level employees of the Company.  As of the date of the acceleration, the fair market value of the Company’s common stock was below the option price of the accelerated options in all material respects, so no APB No. 25 charges were incurred.

Combined Incentive Plan Information

RSU share activity under the 2004 Plan is set forth below:

Number of Shares
Nonvested shares at March 31, 2005	---
Granted	203,334
Canceled	(3,083)
Vested	(4,727)
Nonvested shares at March 31, 2006	195,524
Granted	1,634,393
Canceled	(99,380)
Vested	(43,094)
Nonvested shares at March 31, 2007	1,687,443
Granted	1,084,690
Canceled	(174,755)
Vested	(132,813)
Nonvested shares at March 31, 2008	2,464,565

The total intrinsic value of RSUs which vested during the year ended March 31, 2008 was $4.7 million.  The aggregate intrinsic value of RSUs outstanding at March 31, 2008 was $80.6 million calculated based on the closing price of the Company’s common stock of $32.73 on March 31, 2008.  At March 31, 2008, the weighted average remaining expense recognition period was 2.74 years.  The weighted average fair values per share of the RSUs awarded in the years ended March 31, 2008 and 2007, was $29.73 and $31.37, respectively, calculated based on the fair market value of the Company’s common stock on the respective grant dates discounted for the Company’s expected dividend yield.  The weighted average fair values per share of RSUs awarded in the year ended March 31, 2006 was $31.36, calculated based on the intrinsic value on the date of grant.

Option activity under the Company’s stock incentive plans in the three years ended March 31, 2008 is set forth below:

	Number of Shares	Weighted Average Exercise Price per Share
Outstanding at March 31, 2005	22,370,686	$19.19
Granted	2,204,099	25.91
Exercised	(5,561,188)	15.46
Canceled	(563,237)	23.81
Outstanding at March 31, 2006	18,450,360	20.97
Granted	59,452	34.58
Exercised	(3,393,779)	16.87
Canceled	(375,487)	24.25
Outstanding at March 31, 2007	14,740,546	21.88
Granted	31,597	37.23
Exercised	(2,850,155)	16.66
Canceled	(189,603)	25.17
Outstanding at March 31, 2008	11,732,385	$23.14

The total intrinsic value of options exercised during the year ended March 31, 2008, 2007, and 2006 was $56.5 million, $61.8 million and $90.3 million, respectively.  This intrinsic value represents the difference between the fair market value of the Company’s common stock on the date of exercise and the exercise price of each equity award.

The following table summarizes information about the stock options outstanding at March 31, 2008:

Range of Exercise Prices	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Life (in years)	Number Exercisable	Weighted Average Exercise Price
$4.72 – $15.92	1,723,405	$13.72	2.23	1,723,405	$13.72
15.93 – 17.85	120,537	17.38	2.49	120,537	17.38
17.86 – 18.48	1,414,590	18.48	4.98	1,413,516	18.48
18.49 – 23.39	1,484,696	22.38	2.57	1,484,696	22.38
23.40 – 25.26	868,014	24.17	4.17	868,014	24.17
25.27 – 25.29	1,574,317	25.29	6.99	39,681	25.29
25.30 – 27.00	683,275	26.21	5.77	669,432	26.21
27.01 – 27.05	1,387,206	27.05	5.99	93,115	27.05
27.06 – 27.15	1,467,863	27.15	3.99	1,467,863	27.15
27.16 – 37.84	1,008,482	30.04	5.64	839,460	29.70

	11,732,385	$23.14	4.55	8,719,719	$22.01

The aggregate intrinsic value of options outstanding and options exercisable at March 31, 2008 was $112.9 million and $93.6 million, respectively.  The aggregate intrinsic values were calculated based on the closing price of the Company’s common stock of $32.73 per share on March 31, 2008.

At March 31, 2008 and 2007, the number of option shares exercisable was 8,719,719 and 9,958,426, respectively, and the weighted average exercise price per share of these options was $22.01 and $20.69, respectively.

The weighted average fair values per share of stock options granted in the years ended March 31, 2008, 2007, and 2006 was $11.93, $11.90, and $9.89 respectively.

The weighted average fair values per share of stock options granted in connection with the Company’s stock incentive plans in the years ended March 31, 2008, 2006, and 2005 were estimated utilizing the following assumptions:

	Year ended March 31,
	2008	2007	2006
Expected term (in years)	6.50	5.42	5.21
Volatility	39%	42%	44%
Risk-free interest rate	3.92%	5.00%	4.20%
Dividend yield	3.31%	3.01%	2.14%

15.	LEASE COMMITMENTS

The Company leases office space, transportation and other equipment under operating leases, which expire at various dates through March 31, 2013.  The future minimum lease commitments under these operating leases at March 31, 2008 are as follows (amounts in thousands):

Year Ending March 31,	Amount
2009	$5,869
2010	4,699
2011	2,825
2012	1,114
2013	319
Total minimum payments	$14,826

Rental expense under operating leases totaled $7.6 million, $6.2 million and $6.8 million for the years ended March 31, 2008, 2007 and 2006, respectively.

16.	GEOGRAPHIC INFORMATION

The Company operates in one operating segment and engages primarily in the design, development, manufacture and marketing of semiconductor products.  The Company sells its products to distributors and original equipment manufacturers (OEMs) in a broad range of market segments, performs on-going credit evaluations of its customers and, as deemed necessary, may require collateral, primarily letters of credit.  The Company’s operations outside the United States consist of product assembly and final test facilities in Thailand, and sales and support centers and design centers in certain foreign countries.  Domestic operations are responsible for the design, development and wafer fabrication of products, as well as the coordination of production planning and shipping to meet worldwide customer commitments.  The Thailand assembly and test facility is reimbursed in relation to value added with respect to assembly and test operations and other functions performed, and certain foreign sales offices receive compensation for sales within their territory.  Accordingly, for financial statement purposes, it is not meaningful to segregate sales or operating profits for the assembly and test and foreign sales office operations.  Identifiable long-lived assets (consisting of property, plant and equipment) by geographic area are as follows (amounts in thousands):

	March 31,
	2008	2007

United States	$400,564	$488,687
Thailand	113,117	114,560
Various other countries	8,624	2,475

Total long-lived assets	$522,305	$605,722

Sales to unaffiliated customers located outside the United States, primarily in Asia and Europe, aggregated approximately 75%, 74% and 74% of consolidated net sales for the years ended March 31, 2008, 2007 and 2006, respectively.  Sales to customers in Europe represented 30%, 29% and 28% of consolidated net sales for the years ended March 31, 2008, 2007 and 2006, respectively.  Sales to customers in Asia represented 44%, 43% and 44% of consolidated net sales for the years ended March 31, 2008, 2007 and 2006, respectively.  Sales into China, including Hong Kong, represented 20%, 18% and 17% of consolidated net sales for the years ended March 31, 2008, 2007 and 2006, respectively.  Sales into Taiwan represented 10% of consolidated net sales for the years ended March 31, 2008, 2007 and 2006.  Sales into any other individual foreign country did not exceed 10% of the Company’s net sales for any of the years presented.

The Company had one distributor who represented more than 10% of its net sales during fiscal 2008 and two distributors who represented more than 10% of its net sales during fiscal 2007 and 2006.  The Company’s largest distributor accounted for approximately 12% of its net sales in fiscal 2008.  The Company’s largest distributor accounted for approximately 11% of its net sales and its second largest distributor accounted for approximately 10% of its net sales in fiscal 2007.  The Company’s largest distributor accounted for approximately 13% of its net sales and its second largest distributor accounted for approximately 12% of its net sales in fiscal 2006.

17.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount of cash equivalents approximates fair value because their maturity is less than three months.  The carrying amount of short-term and long-term investments approximates fair value as the securities are marked to market as of each balance sheet date with any unrealized gains and losses reported in stockholders’ equity.  The carrying amount of accounts receivable, accounts payable and accrued liabilities approximates fair value due to the short-term maturity of the amounts.  The fair value of the Company’s junior subordinated convertible debentures was $1.246 billion at March 31, 2008 based on the trading price of the bonds.

The Company has entered into foreign currency forward contracts in the normal course of business to reduce its exposure to fluctuations in foreign exchange rates.  When engaging in forward contracts, risks arise from the possible inability of counterparties to meet the terms of their contracts and from movements in securities values, interest rates and foreign exchange rates.  At March 31, 2008, the Company held contracts with nominal amounts totaling $2.4 million, which were entered into to hedge the Company’s foreign currency risk.  At March 31, 2007, there were no foreign currency forward contracts outstanding.  Unrealized gains and losses as of the balance sheet dates and realized gains and losses for the years ending March 31, 2008, 2007 and 2006 were immaterial.

18.	NET INCOME PER COMMON SHARE

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Year Ended March 31,
	2008	2007	2006

Net income	$297,748	$357,029	$242,369

Weighted average common shares outstanding	207,220	215,498	210,104

Dilutive effect of stock options	4,828	5,350	4,920

Weighted average common and common equivalent shares outstanding	212,048	220,848	215,024

Basic net income per common share	$1.44	$1.66	$1.15
Diluted net income per common share	$1.40	$1.62	$1.13

Weighted average common shares exclude the effect of antidilutive options.  As of March 31, 2008, the number of options that were antidilutive were 127,219.  As of March 31, 2007, the number of options that were antidilutive were 36,103.  As of March 31, 2006, there were no antidilutive options outstanding.

Diluted net income per common share does not include any incremental shares issuable upon the exchange of the debentures (see Note 10). The debentures will have no impact on diluted net income per common share until the average price of the Company’s common stock exceeds the conversion price because the principal amount of the debentures will be settled in cash upon conversion. Prior to conversion, the Company will include, in the diluted net income per common share calculation, the effect of the additional shares that may be issued when the Company’s common stock price exceeds the conversion price, using the treasury stock method. The conversion price at March 31, 2008 was $33.81 per common share.

19.	QUARTERLY RESULTS (UNAUDITED)

The following table presents the Company’s selected unaudited quarterly operating results for eight quarters ended March 31, 2008.  The Company believes that all adjustments of a normal recurring nature have been made to present fairly the related quarterly results (in thousands, except per share amounts):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total

Fiscal 2008
Net sales	$264,072	$258,647	$252,600	$260,418	$1,035,737
Gross profit	158,545	154,712	153,047	158,634	624,938
Operating income	85,019	55,674	79,240	81,732	301,665
Net income	80,293	60,679	80,124	76,652	297,748
Diluted net income per common share	0.36	0.27	0.38	0.40	1.40

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total

Fiscal 2007
Net sales	$262,557	$267,934	$251,004	$258,176	$1,039,671
Gross profit	158,484	161,961	149,710	154,601	624,756
Operating income	89,681	91,359	81,482	85,289	347,811
Net income	76,984	79,488	72,849	127,708	357,029
Diluted net income per common share	0.35	0.36	0.33	0.57	1.62

Refer to Note 2, Special Charges, for an explanation of the special charge in the quarter ended September 30, 2007 related to the Company’s loss on sale of Fab 3.  Refer to Note 10, Income Taxes, for an explanation of the $52.2 million of tax benefit from a tax settlement in the quarter ended March 31, 2007, a $5.7 million of tax benefit from a resolution of a foreign tax matter in the quarter ended December 31, 2007 and a $4.5 million release of tax reserves in the quarter ended March 31, 2008.

20.	SUPPLEMENTAL FINANCIAL INFORMATION

Cash paid for income taxes amounted to $25.2 million, $72.6 million and $26.4 million during the years ended March 31, 2008, 2007 and 2006, respectively.  Cash paid for interest on borrowings amounted to $5.4 million and $1.9 million during the years ended March 31, 2007 and 2006, respectively.  There was no cash paid for interest on borrowings in the year ended March 31, 2008.

A summary of additions and deductions related to the allowance for doubtful accounts for the years ended March 31, 2008, 2007 and 2006 follows (amounts in thousands):

	Balance at beginning of year	Charged to costs and expenses		Deductions (1)	Balance at end of year
Allowance for doubtful accounts:
2008	$3,544	$	---	$(392)	$3,152
2007	3,662		---	(118)	3,544
2006	3,817		---	(155)	3,662

(1) Deductions represent uncollectible accounts written off, net of recoveries.

21.           DIVIDENDS

On October 28, 2002, the Company announced that its Board of Directors had approved and instituted a quarterly cash dividend on its common stock.  The initial quarterly dividend of $0.02 per share was paid on December 6, 2003 in the amount of $4.1 million.  The Company has continued to pay quarterly dividends and has increased the amount of such dividends on a regular basis.  Cash dividends paid per share amounted to $1.205, $0.965 and $0.57 during the years ended March 31, 2008, 2007 and 2006, respectively.  Total dividend payments amounted to $252.0 million, $207.9 million and $120.1 million during the years ended March 31, 2008, 2007 and 2006, respectively.