Form 10-Q
period 2008-06-30
MICROCHIP TECHNOLOGY INC
filed 2008-08-07
CIK 827054

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008.

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

Yes  ☒                 No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act):

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  (Check One)

Yes  ☐                 No  ☒

Shares Outstanding of Registrant’s Common Stock
Class	Outstanding at July 31, 2008
Common Stock, $0.001 par value	184,126,571 shares

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

ASSETS
	June 30,	March 31,
	2008	2008
	(Unaudited)	(Note 1)
Cash and cash equivalents	$685,575	$487,736
Short-term investments	353,588	837,054
Accounts receivable, net	135,753	138,319
Inventories	125,798	124,483
Prepaid expenses	17,348	17,135
Deferred tax assets	66,619	63,261
Other current assets	46,654	49,742
Total current assets	1,431,335	1,717,730

Property, plant and equipment, net	520,790	522,305
Long-term investments	513,555	194,274
Goodwill	31,886	31,886
Intangible assets, net	11,331	11,613
Other assets	34,541	34,499

Total assets	$2,543,438	$2,512,307

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable	$47,769	$39,317
Accrued liabilities	49,627	56,323
Deferred income on shipments to distributors	97,125	95,441
Total current liabilities	194,521	191,081

Junior convertible debentures	1,150,227	1,150,128
Long-term income tax payable	117,674	112,311
Deferred tax liability	27,353	21,460
Other long-term liabilities	1,135	1,104

Stockholders’ equity:

Preferred stock, $0.001 par value; authorized 5,000,000 shares;
no shares issued or outstanding.	---	---
Common stock, $0.001 par value; 450,000,000 shares authorized;
218,789,994 shares issued and 184,466,686 shares outstanding at June 30, 2008; 218,789,994 shares issued and 184,338,768 shares outstanding at March 31, 2008.	184	184
Additional paid-in capital	788,233	793,919
Retained earnings	1,316,609	1,301,275
Accumulated other comprehensive (loss) income	(711)	2,508
Common stock held in treasury: 34,323,308 shares at June 30,2008; 34,451,226 shares at March 31, 2008.	(1,051,787)	(1,061,663)
Total stockholders’ equity	1,052,528	1,036,223
Total liabilities and stockholders’ equity	$2,543,438	$2,512,307

See accompanying notes to condensed consolidated financial statements

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands except per share amounts)
(Unaudited)

	Three Months Ended June 30,
	2008	2007

Net sales	$268,172	$264,072
Cost of sales (1)	104,575	105,527
Gross profit	163,597	158,545

Operating expenses:
Research and development (1)	31,552	29,746
Selling, general and administrative (1)	45,413	43,780
	76,965	73,526

Operating income	86,632	85,019

Other income (expense):
Interest income	10,199	14,902
Interest expense	(6,401)	---
Other, net	2,745	822
Income before income taxes	93,175	100,743
Income tax provision	16,865	20,450
Net income	$76,310	$80,293

Basic net income per common share	$0.41	$0.37
Diluted net income per common share	$0.40	$0.36
Dividends declared per common share	$0.330	$0.280

Diluted common shares outstanding	184,663	218,111
Basic common shares outstanding	191,049	223,592

(1) Includes share-based compensation expense as follow:
Cost of sales	$1,625	$1,590
Research and development	2,435	2,586
Selling, general and administrative	3,639	3,857

See accompanying notes to condensed consolidated financial statements

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)
(Unaudited)
	Three months ended June 30,
	2008	2007
Cash flows from operating activities:
Net income	$76,310	$80,293
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,766	26,898
Deferred income taxes	3,410	(3,087)
Share-based compensation expense related to equity incentive plans	7,699	8,033
Excess tax benefit from share-based compensation	(5,178)	(8,674)
Tax benefit from equity incentive plans	5,928	8,767
Convertible debt derivatives – revaluation and amortization	99	---
Amortization of convertible debenture issuance costs	192	---
Gain on sale of assets	(94)	(450)
Purchases of trading securities	(1,021)	---
Gain on trading securities	(1,417)	---
Unrealized impairment loss on available-for-sale investments	894	---
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	2,566	(2,761)
Increase in inventories	(1,537)	(2,709)
Increase (decrease) in deferred income on shipments to distributors	1,684	(1,431)
Increase in accounts payable and accrued liabilities	1,756	23,148
Change in other assets and liabilities	8,036	(5,397)
Net cash provided by operating activities	123,093	122,630

Cash flows from investing activities:
Purchases of available-for-sale investments	(3,500)	(531,291)
Sales and maturities of available-for-sale investments	165,135	465,360
Investment in other assets	(237)	(398)
Proceeds from sale of assets	109	450
Capital expenditures	(21,747)	(25,470)
Net cash provided by (used in) investing activities	139,760	(91,349)

Cash flows from financing activities:
Payment of cash dividend	(60,977)	(61,119)
Repurchase of common stock	(23,637)	---
Proceeds from sale of common stock	14,422	21,690
Excess tax benefit from share-based compensation	5,178	8,674
Net cash used in financing activities	(65,014)	(30,755)
Net increase in cash and cash equivalents	197,839	526
Cash and cash equivalents at beginning of period	487,736	167,477
Cash and cash equivalents at end of period	$685,575	$168,003

See accompanying notes to condensed consolidated financial statements

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Microchip Technology Incorporated and its wholly-owned subsidiaries (the “Company”).  All intercompany balances and transactions have been eliminated in consolidation.  The Company owns 100% of the outstanding stock in all of its subsidiaries.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  In the opinion of management, all adjustments of a normal recurring nature which are necessary for a fair presentation have been included.  Certain information and footnote disclosures normally included in audited consolidated financial statements have been condensed or omitted pursuant to such SEC rules and regulations.  It is suggested that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2008.  The results of operations for the three months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2009 or for any other period.

(2)	Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurement (SFAS No. 157).  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements.  In February 2008, the FASB issued FASB Staff Position (FSP) FAS 157-2, Effective Date of FASB Statement No. 157 (FSP FAS 157-2), which delays the effective date of SFAS No. 157 for all nonfinancial assets and liabilities except for those recognized or disclosed at least annually. The Company adopted SFAS No. 157 on April 1, 2008, which had no impact on the Company's consolidated results of operations or financial condition. Refer to Note 4 for additional information related to the adoption of SFAS No. 157.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (SFAS No. 161).  The standard requires additional quantitative disclosures (provided in tabular form) and qualitative disclosures for derivative instruments.  The required disclosures include how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows; relative volume of derivative activity; the objectives and strategies for using derivative instruments; the accounting treatment for those derivative instruments formally designated as the hedging instrument in a hedge relationship; and the existence and nature of credit-related contingent features for derivatives. SFAS No. 161 does not change the accounting treatment for derivative instruments. SFAS No. 161 is effective for the Company beginning January 1, 2009.  The Company does not expect the adoption of SFAS No. 161 to have a material impact on its financial condition, results of operations or cash flows.

In May 2008, the FASB released FSP APB 14-1 Accounting For Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement) (FSP APB 14-1) that alters the accounting treatment for convertible debt instruments that allow for either mandatory or optional cash settlements.  FSP APB 14-1, will impact the accounting associated with the Company's $1.15 billion junior subordinated convertible debentures.  FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods, and will require the Company to recognize additional (non-cash) interest expense based on the market rate for similar debt instruments without the conversion feature.  Furthermore, FSP APB 14-1 would require the Company to recognize interest expense in prior periods pursuant to retrospective accounting treatment.  FSP APB 14-1 will have no impact on the Company’s actual past or future cash flows.  This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and will be adopted by the Company on April 1, 2009.  The Company is currently evaluating the impact the adoption of FSP APB 14-1 will have on its consolidated results of operations and financial condition.

(3)           Investments

The Company’s investments are intended to establish a high-quality portfolio that preserves principal, meets liquidity needs, avoids inappropriate concentrations, and delivers an appropriate yield in relationship to the Company’s investment guidelines and market conditions.  The following is a summary of available-for-sale and trading securities at June 30, 2008 (amounts in thousands):

	Available-for-sale Securities
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Government agency bonds	$264,405	$289	$592	$264,102
Municipal bonds	458,605	2,197	1,573	459,229
Auction rate securities	56,142	---	1,175	54,967
Corporate bonds	60,000	---	23	59,977
	$839,152	$2,486	$3,363	$838,275

	Trading Securities
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Marketable securities	$13,154	$1,702	$58	$14,798
Restricted cash	14,070	---	---	14,070
	$27,224	$1,702	$58	$28,868

At June 30, 2008, the Company’s available-for-sale securities are presented on the condensed consolidated balance sheet as short-term investments of $353.6 million and long-term investments of $513.6 million.

The $14.8 million in marketable securities listed above relates to strategic investments in publicly traded companies.  The Company has classified the shares owned in these companies as trading securities.  During the first quarter of fiscal 2009, the Company recognized a net unrealized gain in earnings of $1.6 million on these trading securities.  The Company also holds restricted cash of $14.1 million as cash collateral for put options the Company has written on one of its trading securities.  The Company recorded the value received at the date the puts were written within other current liabilities at an amount equal to the cash received at that time.  The Company records the change in the fair value of the puts in other income, net at each balance sheet date.  At June 30, 2008, the fair value of the puts of $0.6 million was recorded in other current liabilities.  These put options have final maturities in September and December 2008 and if the stock price of the investment falls below the strike price of the puts, the Company may need to make an additional investment at the designated strike price of the puts.

At June 30, 2008, $59.5 million of the Company’s investment portfolio was invested in auction rate securities.  Historically, the carrying value of auction rate securities approximated fair value due to the frequent resetting of the interest rates.  If an auction fails for amounts the Company has invested, the investment will not be liquid.  With the recent liquidity issues experienced in the global credit and capital markets, the Company’s auction rate securities have experienced multiple failed auctions.  In September 2007 and February 2008, auctions for $24.9 million and $34.8 million, respectively, of the original purchase value of the Company’s investments in auction rate securities had first failed.  While the Company continues to earn interest on these investments based on a pre-determined formula with spreads tied to particular interest rate indexes, the estimated market value for a portion of these auction rate securities no longer approximates the original purchase value.

The $24.9 million of auction rate securities that failed during September 2007 are all AA rated by Standard & Poors and all but $2.5 million of the securities possesses credit enhancement in the form of insurance for principal and interest.  The underlying characteristics of $22.4 million of these auction rate securities relate to servicing statutory requirements in the life insurance industry and $2.5 million relates to a specialty finance company that has a AAA Standard & Poors rating and the issue owned by the Company has a AA rating from Standard & Poors.  The $24.9 million in failed auctions have continued to fail through the filing date of this report.  As a result, the Company will not be able to access such funds until a future auction on these investments is successful.  The fair value of the failed auction rate securities has been estimated based on market information and estimates determined by management and could change significantly based on market conditions.  Based on the estimated values, the Company concluded these investments were other than temporarily impaired and recognized an impairment charge on these investments of $2.4 million during fiscal 2008 and $0.9 million during the first quarter of fiscal 2009.  If the issuers are unable to successfully close future auctions or if their credit ratings deteriorate, the Company may be required to further adjust the carrying value of the investments through an impairment charge to earnings.

The $34.8 million of auction rate securities that failed during February 2008 are investments in student loan-backed municipal bond auction rate securities.  During the first quarter of fiscal 2009, $0.2 million of these auction rate securities were redeemed at par by the issuer, reducing the Company’s overall position to $34.6 million.  Based upon the Company’s evaluation of available information, it believes these investments are of high credit quality, as all of the investments carry at least two AAA credit ratings and are largely backed by the federal government (Federal Family Education Loan Program).  The fair value of the failed auction rate securities has been estimated based on market information and estimates determined by management and could change significantly based on market conditions.

The Company continues to monitor the market for auction rate securities and consider its impact, if any, on the fair market value of its investments.  If the market conditions deteriorate further, the Company may be required to record additional unrealized losses in other comprehensive income or impairment charges.  The Company intends and has the ability to hold these auction rate securities until the market recovers as it does not anticipate having to sell these securities to fund the operations of its business.  The Company believes that, based on its current unrestricted cash, cash equivalents and short-term investment balances, the current lack of liquidity in the credit and capital markets will not have a material impact on its liquidity, cash flow or ability to fund its operations.

At June 30, 2008, the Company evaluated its investment portfolio, and noted unrealized losses of $3.4 million which were due to fluctuations in interest rates and credit market conditions.  Management does not believe any of the unrealized losses represent an other-than-temporary impairment based on its evaluation of available evidence as of June 30, 2008.  The Company’s intent is to hold these investments to such time as these assets are no longer impaired.  For those investments not scheduled to mature until after June 30, 2009, such recovery is not anticipated to occur in the next year and these investments have been classified as long-term investments.

The amortized cost and estimated fair value of the available-for-sale securities at June 30, 2008, by maturity, are shown below (amounts in thousands).  Expected maturities can differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties, and the Company views its available-for-sale securities as available for current operations.

	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses		Estimated Fair Value
Available-for-sale
Due in one year or less	$69,383	$252	$	---	$69,635
Due after one year and through five years	713,627	2,234		2,188	713,673
Due after five years and through ten years	---	---		---	---
Due after ten years	56,142	---		1,175	54,967
	$839,152	$2,486		$3,363	$838,275

The following is a summary of available-for-sale and trading securities at March 31, 2008 (amounts in thousands):

	Available-for-sale Securities
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses		Estimated Fair Value
Government agency bonds	$397,708	$1,933	$	---	$399,641
Municipal bonds	463,531	2,877		395	466,013
Auction rate securities	57,236	---		1,095	56,141
Corporate bonds	80,000	---		102	79,898
	$998,475	$4,810		$1,592	$1,001,693

	Trading Securities
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses		Estimated Fair Value
Marketable securities	$12,133	$227	$	---	$12,360
Restricted cash	17,275	---		---	17,275
	$29,408	$227	$	---	$29,635

At March 31, 2008, the Company’s available-for-sale securities are presented on the condensed consolidated balance sheet as short-term investments of $837.1 million and long-term investments of $194.3 million.

During the quarter ended June 30, 2008, the Company did not have any gross realized gains or losses on sales of available-for-sale securities.

(4)           Fair Value Measurements

As described in Note 2, the Company adopted SFAS No. 157 on April 1, 2008. SFAS No. 157, among other things, defines fair value, establishes a consistent framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. SFAS No. 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, SFAS No. 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

Level 1 – Observable inputs such as quoted prices in active markets;

Level 2 – Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3 – Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

    Assets and liabilities measured at fair value on a recurring basis at June 30, 2008 are as follows (amounts in thousands):

	Quoted Prices in Active Markets for identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)		Total Balance	Valuation Technique
Assets
Money market fund deposits	$627,416	$	---	$	---	$627,416
Bank time deposits	---		72,229		---	72,229	(1)
Government agency bonds	---		264,102		---	264,102	(2)
Municipal bonds	---		459,229		---	459,229	(2)
Auction rate securities	---		---		54,967	54,967	(3)
Corporate bonds	---		59,977		---	59,977	(2)
Marketable securities	14,798		---		---	14,798
Total assets measured at fair value	$714,443		$783,308		$54,967	$1,552,718

Liabilities
Put options on publicly traded common stock	$560	$	---	$	---	$560
Total liabilities measured at fair value	$560	$	---	$	---	$560

(3)  Given the complexity of the Company’s investments in auction rate securities, the Company engaged an investment advisor to assist in determining the fair values of its investments. The Company, with the assistance of its advisor, estimated the fair value of these auction rate securities based on the following: (i) the underlying structure of each security; (ii) the present value of future principal and interest payments discounted at rates considered to reflect current market conditions; (iii) consideration of the probabilities of default, auction failure, or repurchase at par for each period; and (iv) estimates of the recovery rates in the event of default for each security. These estimated fair values could change significantly based on future market conditions. Refer to Note 3 for further discussion of the Company’s investments in auction rate securities.

      The following table presents a reconciliation for all assets and liabilities measured at fair value on a recurring basis, excluding accrued interest components, using significant unobservable inputs (Level 3) for the three months ended June 30, 2008:

Investments in Auction Rate Securities

Balance at March 31, 2008	$56,141
Securities redeemed at par	(200)
Unrealized losses recorded to other comprehensive income	(80)
Impairment losses included in interest income	(894)
Balance at June 30, 2008	$54,967

Assets and liabilities measured at fair value on a recurring basis are presented/classified on our condensed consolidated balance sheet at June 30, 2008 as follow (amounts in thousands):

	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)		Total Balance
Assets
Cash and cash equivalents	$685,575	$	---	$	---	$685,575
Short-term investments	28,868		324,720		---	353,588
Long-term investments	---		458,588		54,967	513,555
Total assets measured at fair value	$714,443		$783,308		$54,967	$1,552,718

Liabilities
Accrued liabilities	$560	$	---	$	---	$560
Total liabilities measured at fair value	$560	$	---	$	---	$560

(5)	Accounts Receivable

Accounts receivable consists of the following (amounts in thousands):

	June 30, 2008	March 31, 2008

Trade accounts receivable	$138,523	$140,966
Other	380	505
	138,903	141,741
Less allowance for doubtful accounts	3,150	3,152
	$135,753	$138,319

(6)	Inventories

The components of inventories consist of the following (amounts in thousands):

	June 30, 2008	March 31, 2008

Raw materials	$3,870	$4,205
Work in process	100,493	95,973
Finished goods	21,435	24,305
	$125,798	$124,483

(7)	Property, Plant and Equipment

Property, plant and equipment consists of the following (amounts in thousands):

	June 30, 2008	March 31, 2008

Land	$39,750	$39,764
Building and building improvements	331,027	330,519
Machinery and equipment	1,123,566	1,100,759
Projects in process	73,578	78,073
	1,567,921	1,549,115
Less accumulated depreciation and amortization	1,047,131	1,026,810
	$520,790	$522,305

Depreciation expense attributed to property and equipment was $23.2 million in the three months ended June 30, 2008 and $26.4 million in the three months ended June 30, 2007.

(8)	Income Taxes

At March 31, 2008, the Company had $112.3 million of unrecognized tax benefits. Unrecognized tax benefits increased by $5.4 million in the three months ended June 30, 2008, related to the accrual for uncertain tax positions and the accrual of deficiency interest on these positions.

The Company files U.S. federal, U.S. state, and foreign income tax returns.  For U.S. federal, and in general for state tax returns, the fiscal 2002 through fiscal 2008 tax years remain open for examination by tax authorities.  For foreign tax returns, the Company is generally no longer subject to income tax examinations for years prior to fiscal 2002.

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

(9)           2.125% Junior Subordinated Convertible Debentures

In December 2007, the Company issued $1.15 billion principal amount of 2.125% junior subordinated convertible debentures due December 15, 2037, to two initial purchasers in a private offering.  The debentures are subordinated in right of payment to any future senior debt of the Company and are effectively subordinated in right of payment to the liabilities of the Company’s subsidiaries.  The debentures are convertible, subject to certain conditions, into shares of the Company’s common stock at an initial conversion rate of 29.2783 shares of common stock per one thousand dollar principal amount of debentures, representing an initial conversion price of approximately $34.16 per share of common stock.  As of June 30, 2008, none of the conditions allowing holders of the debentures to convert had been met.  The conversion rate will be subject to adjustment for certain events as outlined in the indenture governing the debentures, including in the event the Company pays a cash dividend on its common stock, but will not be adjusted for accrued interest.  As a result of a cash dividend of $0.33 per share paid in May 2008, the conversion rate was adjusted to 29.8366 shares of common stock per $1,000 of principal amount of debentures, representing a conversion price of approximately $33.52 per share of common stock.  The Company received net proceeds of $1,127.0 million upon its initial sale of the debentures after deduction of issuance costs of $23.0 million.  The debt issuance costs are recorded in long-term other assets and are being amortized to interest expense over 30 years.  Interest is payable in cash semiannually in arrears on June 15 and December 15, beginning on June 15, 2008.  Interest expense related to the debentures for the first quarter of fiscal 2009 totaled $6.4 million, and was included in interest expense on the consolidated statement of income.  The debentures also have a contingent interest component that will require the Company to pay interest during any semiannual interest period if the average trading price of the debenture is greater or less than certain thresholds beginning with the semi-annual interest period commencing on December 15, 2017 (the maximum amount of contingent interest that will accrue is 0.50% of such average trading price per year) and upon the occurrence of certain events, as outlined in the indenture governing the debentures.

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

The Company concluded the embedded features related to the contingent interest payments, the Company making specific types of distributions (e.g., extraordinary dividends), the redemption feature in the event of changes in tax law, and penalty interest in the event of a failure to maintain an effective registration qualify as derivatives and should be bundled as a compound embedded derivative under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133). Additionally, the Company concluded the registration rights agreement entered into at the time the Company issued the debt is a separate bifurcated derivative, however, the value of this derivative was deemed to be immaterial, due to the low likelihood the registration would not occur.  The fair value of the compound embedded derivative at the date of issuance of the debentures was $1.3 million and is accounted for as a discount on the debentures.  The resulting value of the debentures of $1,148.7 million will be accreted to par value over the term of the debt resulting in $1.3 million being amortized to interest expense over 30 years.  Any change in fair value of this embedded derivative will be included in interest expense on the Company’s consolidated statements of income. The fair value of the derivative as of June 30, 2008 was $1.6 million, compared to the value at March 31, 2008 of $1.5 million, resulting in $0.1 million of additional interest expense in the first quarter of fiscal 2009.  The balance of the debentures on the Company’s consolidated balance sheet at June 30, 2008 was $1,150.2 million, including the fair value of the embedded derivative. The Company also concluded that the debentures are not conventional convertible debt instruments and that the embedded stock conversion option qualifies as a derivative under SFAS No. 133.  In addition, in accordance with Emerging Issues Task Force Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock, the Company has concluded that the embedded conversion option would be classified in stockholders’ equity if it were a freestanding instrument.  Accordingly, the embedded conversion option is not required to be accounted for separately as a derivative.

(10)	Comprehensive Income

Comprehensive income consists of net income offset by net unrealized losses on available-for-sale investments.  The components of other comprehensive loss and related tax effects were as follows (amounts in thousands):

	Three Months Ended June 30,
	2008	2007

Increase in unrealized losses on investments, net of tax effect of $166, and $341, respectively	$3,219	$1,022

Comprehensive income was $79.5 million and $81.3 million for the three months ended June 30, 2008 and June 30, 2007, respectively.

(11)	Employee Benefit Plans

Share-Based Compensation Expense

The following table presents details of share-based compensation expense resulting from the application of SFAS No. 123R (amounts in thousands):

	Three Months Ended June 30,
	2008		2007
Cost of sales	$1,625	(1)	$1,590	(1)
Research and development	2,435		2,586
Selling, general and administrative	3,639		3,857
Pre-tax effect of share-based compensation	7,699		8,033
Income tax benefit	1,393		1,631
Net income effect of share-based compensation	$6,306		$6,402

(1) During the three months ended June 30, 2008, $1.4 million was capitalized to inventory and $1.6 million of previously capitalized inventory was sold.  During the three months ended June 30, 2007, $1.6 million was capitalized to inventory and $1.6 million of previously capitalized inventory was sold.

The amount of unearned share-based compensation currently estimated to be expensed during the remainder of fiscal 2009 through fiscal 2013 related to unvested share-based payment awards at June 30, 2008 is $62.6 million.  The weighted average period over which the unearned share-based compensation is expected to be recognized is approximately 2.41 years.

Combined Incentive Plan Information

The total intrinsic value of RSUs which vested during the three months ended June 30, 2008 was $3.9 million.  The aggregate intrinsic value of RSUs outstanding at June 30, 2008 was $83.1 million calculated based on the closing price of the Company’s common stock of $30.54 per share on June 30, 2008.  At June 30, 2008, the weighted average remaining expense recognition period was 2.63 years.

The weighted average fair values per share of the RSUs awarded are calculated based on the fair market value of the Company’s common stock on the respective grant dates discounted for the Company’s expected dividend yield.  The weighted average fair value per share of RSUs awarded in the three months ended June 30, 2008 and 2007 was $28.07 and $32.57, respectively.

The total intrinsic value of stock options exercised during the three months ended June 30, 2008 was $12.8 million.  This intrinsic value represents the difference between the fair market value of the Company’s common stock on the date of exercise and the exercise price of each equity award.

The aggregate intrinsic value of options outstanding and options exercisable at June 30, 2008 was $78.8 million and $67.4 million, respectively.  The aggregate intrinsic values were calculated based on the closing price of the Company’s common stock of $30.54 per share on June 30, 2008.

For the three months ended June 30, 2008 and 2007, the number of option shares exercisable was 8,335,404 and 9,280,440, respectively, and the weighted average exercise price per share was $22.51 and $20.93, respectively.

There were no stock options granted in the three months ended June 30, 2008.  The weighted average fair value of stock options granted in the three months ended June 30, 2007 was $12.79 per share.

(12)	Net Income Per Common Share

The following table sets forth the computation of basic and diluted net income per common share (in thousands, except per share amounts):

	Three Months Ended June 30,
	2008	2007

Net income	$76,310	$80,293

Weighted average common shares outstanding	184,663	218,111
Dilutive effect of stock options	6,386	5,481
Dilutive effect of convertible debt	1,178	---

Weighted average common and common equivalent shares outstanding	191,049	223,592

Basic net income per common share	$0.41	$0.37

Diluted net income per common share	$0.40	$0.36

Diluted net income per common share includes incremental shares issuable upon the exchange of the debentures of 1,177,781 (see Note 9). The debentures have no impact on diluted net income per common share unless the average price of the Company’s common stock exceeds the conversion price because the principal amount of the debentures will be settled in cash upon conversion.  Prior to conversion, the Company will include, in the diluted net income per common share calculation, the effect of the additional shares that may be issued when the Company’s common stock price exceeds the conversion price, using the treasury stock method.  The conversion price used in calculating the dilutive effect of the convertible debt for the three months ended June 30, 2008 was $33.65 per common share, the weighted average conversion price during the period.

(13)           Stock Repurchase

During the three months ended June 30, 2008, the Company purchased 0.7 million shares of its common stock for a total of $23.6 million.  During the three months ended June 30, 2007, the Company did not repurchase any of its shares of common stock.

As of June 30, 2008, approximately 34.3 million shares remained as treasury shares with the balance of the shares being used to fund share issuance requirements under the Company’s equity incentive plans. The timing and amount of future repurchases will depend upon market conditions, interest rates, and corporate considerations.

   (14)   Dividends

On October 28, 2002, the Company announced that its Board of Directors had approved and instituted a quarterly cash dividend on its common stock.  A quarterly cash dividend of $0.330 per share was paid on May 24, 2008 in the aggregate amount of $61.1 million.  A quarterly cash dividend of $0.338 per share was declared on July 24, 2008 and will be paid on August 21, 2008 to shareholders of record as of August 7, 2008.  The Company expects the August 2008 payment of its quarterly cash dividend to be approximately $62.5 million.

[Remainder of page intentionally left blank.]

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report, including “Part I – Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part II - Item 1A Risk Factors” contains certain forward-looking statements that involve risks and uncertainties, including statements regarding our strategy, financial performance and revenue sources.  We use words such as “anticipate,” “believe,” “plan,” “expect,” “future,” “intend” and similar expressions to identify forward-looking statements.  Our actual results could differ materially from the results anticipated in these forward-looking statements as a result of certain factors including those set forth under “Risk Factors,” beginning at page 34 and elsewhere in this Form 10-Q.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  You should not place undue reliance on these forward-looking statements.  We disclaim any obligation to update information contained in any forward-looking statement.  These forward-looking statements include, without limitation, statements regarding the following:

•	The effects and amount of competitive pricing pressure on our product lines;
•	Our ability to moderate future average selling price declines;
•	The effect of product mix on gross margin;
•	The amount of changes in demand for our products and those of our customers;
•	The level of orders that will be received and shipped within a quarter;
•	The effect that distributor and customer inventory holding patterns will have on us;
•	Our ability to increase the proprietary portion of our analog and interface product lines and the effect of such an increase;
•	The impact of any supply disruption we may experience;
•	Our ability to effectively utilize our facilities at appropriate capacity levels and anticipated costs;
•	That our existing facilities and planned expansion activities provide sufficient capacity to respond to increases in demand;
•	That manufacturing costs will be reduced by transition to advanced process technologies;
•	Our ability to absorb fixed costs, labor and other direct manufacturing costs;
•	Our ability to maintain manufacturing yields;
•	Continuing our investments in new and enhanced products;
•	The ability to attract and retain qualified personnel, and the accuracy of our assessment of the status of our employee relations;
•	The cost effectiveness of using our own assembly and test operations;
•	Our anticipated level of capital expenditures;
•	The adequacy of our patent strategy;
•	Continuation of quarterly cash dividends;
•	The sufficiency of our existing sources of liquidity;
•	The impact of seasonality on our business;
•	The accuracy of our estimates used in valuing employee equity awards;
•	That the resolution of legal actions will not harm our business, and the accuracy of our assessment of the probability of loss and range of potential loss;
•	That the idling of assets will not impair the value of such assets;
•	The recoverability of our deferred tax assets;
•	The adequacy of our tax reserves to offset any potential tax liabilities, having the appropriate support for our income tax positions and the accuracy of our estimated tax rate;
•	Our belief that the expiration of any tax holidays will not have a material impact;
•	The accuracy of our estimates of the useful life and values of our property;
•	Our ability to obtain patents and intellectual property licenses and minimize the effects of litigation;
•	The level of risk we are exposed to for product liability claims;
•	The amount of labor unrest, political instability, governmental interference and changes in general economic conditions that we experience;

•	The effect of fluctuations in market interest rates on income and/or cash flows;
•	The effect of fluctuations in currency rates;
•	Our ability to collect accounts receivable;
•	Our belief that the combination of distributors we have chosen will support the needs of our customers and not adversely impact our net sales;
•	Our belief that our investments in student loan auction rate municipal bond offerings are of high credit quality;
•	Our ability to hold our fixed income investments and auction rate securities until the market recovers, and the immaterial impact this will have on our liquidity;
•	The accuracy of our estimation of the cost effectivity of our insurance coverage;
•	Our belief that our activities are conducted in compliance with environmental regulations; and
•	Our belief that deferred cost of sales will have low risk of material impairment.

We begin our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) with a summary of Microchip’s overall business strategy to give the reader an overview of the goals of our business and the overall direction of our business and products.  This is followed by a discussion of the Critical Accounting Policies and Estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results.  We then discuss our Results of Operations for the three months ended June 30, 2008 compared to the three months ended June 30, 2007.  We then provide an analysis of changes in our balance sheet and cash flows, and discuss our financial commitments in sections titled “Liquidity and Capital Resources,” “Contractual Obligations” and “Off-Balance Sheet Arrangements.”

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

We sell our products to a broad base of domestic and international customers across a variety of industries.  The principal markets that we serve include consumer, automotive, industrial, office automation and telecommunications.  Our business is subject to fluctuations based on economic conditions within these markets.  Although our net sales in the June 30, 2008 quarter increased from the March 31, 2008 quarter and the June 30, 2007 quarter, the recent weakness in general economic conditions has adversely impacted our net sales to customers in the markets we serve.

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

We employ proprietary design and manufacturing processes in developing our embedded control products.  We believe our processes afford us both cost-effective designs in existing and derivative products and greater functionality in new product designs.  While many of our competitors develop and optimize separate processes for their logic and memory product lines, we use a common process technology for both microcontroller and non-volatile memory products.  This allows us to more fully leverage our process research and development costs and to deliver new products to market more rapidly.  Our engineers utilize advanced computer-aided design (CAD) tools and software to perform circuit design, simulation and layout, and our in house photomask and wafer fabrication facilities enable us to rapidly verify design techniques by processing test wafers quickly and efficiently.

We are committed to continuing our investment in new and enhanced products, including development systems, and in our design and manufacturing process technologies.  We believe these investments are significant factors in maintaining our competitive position.  Our current research and development activities focus on the design of new microcontrollers, digital signal controllers, memory and mixed-signal products, new development systems, software and application-specific software libraries.  We are also developing new design and process technologies to achieve further cost reductions and performance improvements in our products.

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

We sell the majority of the items in our product catalog to our distributors worldwide at a uniform list price.  However, distributors resell our products to end customers at a very broad range of individually negotiated price points.  The majority of our distributors’ resales require a reduction from the original list price paid.  Often, under these circumstances, we remit back to the distributor a portion of their original purchase price after the resale transaction is completed in the form of a credit against the distributors’ outstanding accounts receivable balance.  The credits are on a per unit basis and are not given to the distributor until they provide information to us regarding the sale to their end customer.  The price reductions vary significantly based on the customer, product, quantity ordered, geographic location and other factors and discounts to a price less than our cost have historically been rare.  The effect of granting these credits establishes the net selling price to our distributors for the product and results in the net revenue recognized by us when the product is sold by the distributors to their end customers.  Thus, a portion of the “Deferred income on shipments to distributors” balance represents the amount of distributors’ original purchase price that will be credited back to the distributor in the future.  The wide range and variability of negotiated price concessions granted to distributors does not allow us to accurately estimate the portion of the balance in the deferred income on shipments to distributors account that will be credited back to the distributors.  Therefore, we do not reduce deferred income on shipments to distributors or accounts receivable by anticipated future concessions; rather, price concessions are typically recorded against deferred income on shipments to distributors and accounts receivable when incurred, which is generally at the time the distributor sells the product.  At June 30, 2008, we had approximately $131.8 million of deferred revenue and $34.7 million in deferred cost of sales recognized as $97.1 million of deferred income on shipments to distributors.  At March 31, 2008, we had approximately $130.4 million of deferred revenue and $35.0 million in deferred cost of sales recognized as $95.4 million of deferred income on shipments to distributors.  The deferred income on shipments to distributors that will ultimately be recognized in our income statement will be lower than the amount reflected on the balance sheet due to additional price credits to be granted to the distributors when the product is sold to their customers.  These additional price credits historically have resulted in the deferred income approximating the overall gross margins that we recognize in the distribution channel of our business.

Distributor advances, included in deferred income on shipments to distributors on our consolidated balance sheets, totaled $36.6 million at June 30, 2008 and $36.4 million at March 31, 2008.  On sales to distributors, our payment terms generally require the distributor to settle amounts owed to us for an amount in excess of their ultimate cost.  The sales price to our distributors may be higher than the amount that the distributors will ultimately owe us because distributors often negotiate price reductions after purchasing the product from us and such reductions are often significant.  It is our practice to apply these negotiated price discounts to future purchases, requiring the distributor to settle receivable balances, on a current basis, generally within 30 days, for amounts originally invoiced.  This practice has an adverse impact on working capital of our distributors.  As such, we have entered into agreements with certain distributors whereby we advance cash to the distributors to reduce the distributor’s working capital requirements.  These advances are reconciled at least on a quarterly basis and are estimated based on the amount of ending inventory as reported by the distributor multiplied by a negotiated percentage.  Such advances have no our impact on revenue recognition or our consolidated statements of income.  We process discounts taken by distributors against our deferred income on shipments to distributors’ balance and true-up the advanced amounts generally after the end of each completed fiscal quarter.  The terms of these advances are set forth in binding legal agreements and are unsecured, bear no interest on unsettled balances and are due upon demand.  The agreements governing these advances can be cancelled by us at any time.

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

Share-Based Compensation

In the first quarter of fiscal 2007, we adopted SFAS No. 123R, which requires the measurement at fair value and recognition of compensation expense for all share-based payment awards, including grants of employee stock options, RSUs and employee stock purchase rights, to be recognized in our financial statements based on their respective grant date fair values.  Total share-based compensation in the three months ended June 30, 2008 was $7.5 million, of which $6.1 million was reflected in operating expenses and $1.6 million was reflected in cost of goods sold.  Total share-based compensation which was included in inventory at June 30, 2008 was $3.6 million.

Determining the appropriate fair-value model and calculating the fair value of share-based awards at the date of grant requires judgment.  The fair value of our RSUs is based on the fair market value of our common stock on the date of grant discounted for expected future dividends.  We use the Black-Scholes option pricing model to estimate the fair value of employee stock options and rights to purchase shares under stock participation plans, consistent with the provisions of SFAS No. 123R.  Option pricing models, including the Black-Scholes model, also require the use of input assumptions, including expected volatility, expected life, expected dividend rate, and expected risk-free rate of return.  We use a blend of historical and implied volatility based on options freely traded in the open market as we believe this is more reflective of market conditions and a better indicator of expected volatility than using purely historical volatility.  The expected life of the awards is based on historical and other economic data trended into the future. The risk-free interest rate assumption is based on observed interest rates appropriate for the terms of our awards.  The dividend yield assumption is based on our history and expectation of future dividend payouts.  SFAS No. 123R requires us to develop an estimate of the number of share-based awards which will be forfeited due to employee turnover.  Quarterly changes in the estimated forfeiture rate can have a significant effect on reported share-based compensation, as the effect of adjusting the rate for all expense amortization after April 1, 2006 is recognized in the period the forfeiture estimate is changed.  If the actual forfeiture rate is higher than the estimated forfeiture rate, then an adjustment is made to increase the estimated forfeiture rate, which will result in a decrease to the expense recognized through the first quarter of fiscal 2009.  If the actual forfeiture rate is lower than the estimated forfeiture rate, then an adjustment is made to decrease the estimated forfeiture rate, which will result in an increase to the expense recognized in the financial statements.  If forfeiture adjustments are made, they would affect our gross margin, research and development expenses, and selling, general, administrative expenses.  The effect of forfeiture adjustments through the first quarter of fiscal 2009 was immaterial.

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

We include within our short-term investments our trading securities, as well as our income yielding available-for-sale securities that can be readily converted to cash and includes within long-term investments those income yielding available-for-sale securities with maturities of over one year that have unrealized losses attributable to them.  We have the ability to hold our long-term investments until such time as these assets are no longer impaired.  Such recovery of unrealized losses is not expected to occur within the next year.

Due to the lack of availability of observable market quotes on certain of the our investment portfolio of ARS, we utilize valuation models including those that are based on expected cash flow streams and collateral values, including assessments of counterparty credit quality, default risk underlying the security, discount rates and overall capital market liquidity. The valuation of our ARS investment portfolio is subject to uncertainties that are difficult to predict.  Factors that may impact our ARS valuation include changes to credit ratings of the securities as well as to the underlying assets supporting those securities, rates of default of the underlying assets, underlying collateral value, discount rates, counterparty risk, the ongoing strength and quality of the credit market and market liquidity.

The credit markets experienced significant deterioration beginning in the second half of fiscal 2008.  If uncertainties in these markets continue, these markets deteriorate further or we experiences any additional ratings downgrades on any investments in our portfolio (including our ARS), we may incur additional impairments to our investment portfolio, which could negatively affect our financial condition, cash flow and reported earnings.

Income Taxes

As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate.  This process involves estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes.  These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet.  We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income within the relevant jurisdiction and to the extent we believe that recovery is not likely, we must establish a valuation allowance.  We have not provided for a valuation allowance because we believe that it is more likely than not that our deferred tax assets will be recovered from future taxable income.  Should we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.  At June 30, 2008, our gross deferred tax asset was $66.6 million.

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

Property, Plant & Equipment

Property, plant and equipment are stated at cost.  Major renewals and improvements are capitalized, while maintenance and repairs are expensed when incurred.  At June 30, 2008, the carrying value of our property and equipment totaled $520.8 million, which represents 20.5% of our total assets.  This carrying value reflects the application of our property and equipment accounting policies, which incorporate estimates, assumptions and judgments relative to the useful lives of our property and equipment.  Depreciation is provided on a straight-line basis over the estimated useful lives of the related assets, which range from 5 to 7 years on manufacturing equipment, from 10 to 15 years on leasehold improvements and approximately 30 years on buildings.

We began production activities at Fab 4 on October 31, 2003.  We began to depreciate the Fab 4 assets as they were placed in service for production purposes.  As of June 30, 2008, all of the buildings and supporting facilities were being depreciated as well as the manufacturing equipment that had been placed in service.  All manufacturing equipment that was not being used in production activities was maintained in projects in process and is not being depreciated until it is placed into service since management believes there will be no change to its utility from the present time until it is placed into productive service.  The lives to be used for depreciating this equipment at Fab 4 will be evaluated at such time as the assets are placed in service.  We do not believe that the temporary idling of such assets has impaired the estimated life or carrying values of the underlying assets.

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

Junior Subordinated Convertible Debentures

We account for our junior subordinated convertible debentures and related provisions in accordance with the provisions of Emerging Issues Task Force Issue (EITF) No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, EITF No. 00-27, Application of

Issue No. 98-5 to Certain Convertible Instruments, EITF No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, EITF No. 01-6, The Meaning of “Indexed to a Company’s Own Stock”, and EITF No. 04-08, The Effect of Contingently Convertible Debt on Diluted Earn.  We also evaluate the instruments in accordance with SFAS No. 133 (SFAS 133), Accounting for Derivative Instruments and Hedging Activities, which requires bifurcation of embedded derivative instruments and measurement of fair value for accounting purposes.  EITF No. 04-08 requires us to include the dilutive effect of the shares of our common stock issuable upon conversion of the outstanding junior subordinated convertible debentures in our diluted income per share calculation regardless of whether the market price trigger or other contingent conversion feature has been met.  We apply the treasury stock method as we have the intent and current ability to settle the principal amount of the junior subordinated convertible debentures in cash.  This method results in incremental dilutive shares when the average fair value of our common stock for a reporting period exceeds the conversion price per share which was $33.52 at June 30, 2008 and adjusts as dividends are recorded in the future.

    Litigation

     Our current estimated range of liability related to pending litigation is based on the probable loss of claims for which we can estimate the amount and range of loss.  Recorded reserves were immaterial at June 30, 2008.

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

Results of Operations

The following table sets forth certain operational data as a percentage of net sales for the periods indicated:

	Three Months Ended June 30,
	2008	2007

Net sales	100.0%	100.0%
Cost of sales	39.0%	40.0%
Gross profit	61.0%	60.0%
Research and development	11.8%	11.3%
Selling, general and administrative	16.9%	16.5%
Operating income	32.3%	32.2%

Net Sales

We operate in one industry segment and engage primarily in the design, development, manufacture and marketing of semiconductor products.  We sell our products to distributors and original equipment manufacturers, referred to as OEMs, in a broad range of market segments, perform ongoing credit evaluations of our customers and generally require no collateral.  In certain circumstances, a customer’s financial condition may require collateral, and, in such cases, the collateral would be provided primarily by letters of credit.

Our net sales for the quarter ended June 30, 2008 were $268.2 million, an increase of 3.0% from the previous quarter’s sales of $260.4 million, and an increase of 1.6% from net sales of $264.1 million in the quarter ended June 30, 2007.  The increases in net sales in these periods resulted primarily from changes in market conditions across all of our product lines.  Average selling prices for our products were down approximately 4% for the three-month period ended June 30, 2008 over the corresponding period of the previous fiscal year.  The number of units of our products sold was up approximately 6% for the three-month period ended June 30, 2008 over the corresponding period of the previous fiscal year.  The average selling prices and the unit volumes of our sales are impacted by the mix of our products sold and overall semiconductor market conditions.  Key factors in achieving the amount of net sales during the three-month period ended June 30, 2008 include:

•	increasing semiconductor content in our customers’ products;
•	customers’ increasing needs for the flexibility offered by our programmable solutions;
•	our new product offerings that have increased our served available market;
•	increasing demand for our products;
•	continued market share gains;
•	economic conditions in the markets we serve; and
•	inventory holding patterns of our customers.

Sales by product line for the three months ended June 30, 2008 and 2007 were as follows (dollars in thousands):

	Three Months Ended June 30, (unaudited)
	2008	%	2007	%

Microcontrollers	$217,603	81.1%	$213,304	80.8%
Memory products	28,437	10.6%	30,291	11.5%
Analog and interface products	22,132	8.3%	20,477	7.7%
Total sales	$268,172	100.0%	$264,072	100.0%

Microcontrollers

Our microcontroller product line represents the largest component of our total net sales.  Microcontrollers and associated application development systems accounted for approximately 81.1% of our total net sales for the three-month period ended June 30, 2008 compared to approximately 80.8% of our total net sales for the three-month period ended June 30, 2007.

Net sales of our microcontroller products increased approximately 2.0% in the three-month period ended June 30, 2008 compared to the three-month period ended June 30, 2007.  This sales increase was primarily due to increased demand for our microcontroller products in end markets, driven principally by market share gains and those factors described on page 24 above.  The end markets that we serve include the consumer, automotive, industrial control, communications and computing control markets.

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

Memory Products

Sales of our memory products accounted for approximately 10.6% of our total net sales for the three-month period ended June 30, 2008 compared to approximately 11.5% of our total net sales for the three-month period ended June 30, 2007.

Net sales of our memory products decreased approximately 6.1% in the three-month period ended June 30, 2008 compared to the three-month period ended June 30, 2007.  This sales decrease was driven primarily by customer demand conditions within the Serial EEPROM market which products comprise substantially all of our memory product net sales.

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

Analog and Interface Products

Sales of our analog and interface products accounted for approximately 8.3% of our total net sales for the three-month period ended June 30, 2008 compared to approximately 7.7% of our total net sales for the three-month period ended June 30, 2007.

Net sales of our analog and interface products increased approximately 8.1% in the three-month period ended June 30, 2008 compared to the three-month period ended June 30, 2007.  This sales increase in our analog and interface products was driven primarily by economic conditions, market share gains and supply and demand conditions within the analog and interface market.

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

Distribution

Distributors accounted for approximately 64% of our net sales in the three-month period ended June 30, 2008 and approximately 65% of our net sales in the three-month period ended June 30, 2007.

Our largest distributor accounted for approximately 13% of our net sales in the three-month period ended June 30, 2008 and 11% of our net sales in the three-month period ended June 30, 2007.

Generally, we do not have long-term agreements with our distributors and we, or our distributors, may terminate our relationships with each other with little or no advanced notice.  The loss of, or the disruption in the operations of, one or more of our distributors could reduce our future net sales in a given quarter and could result in an increase in inventory returns.

At June 30, 2008, our distributors maintained 32 days of inventory of our products compared to 31 days at June 30, 2007.  Inventory levels at our distributors are at the low end of our historical averages.  As we recognize revenue based on sell through for all of our distributors, we do not believe that inventory holding patterns at our distributors will materially impact our net sales.

Sales by Geography

Sales by geography for the three-month periods ended June 30, 2008 and 2007 were as follows (dollars in thousands):

	Three Months Ended June 30, (unaudited)
	2008	%	2007	%

Americas	$66,127	24.6%	$70,406	26.7%

Europe	77,986	29.1%	79,842	30.2%

Asia	124,059	46.3%	113,824	43.1%

Total sales	$268,172	100.0%	$264,072	100.0%

Our sales to foreign customers have been predominately in Asia and Europe, which we attribute to the manufacturing strength in those areas for automotive, communications, computing, consumer and industrial control products.  Americas sales include sales to customers in the United States, Canada, Mexico, Central America and South America.  Sales to customers in Asia have generally increased over time due to many of our customers transitioning their manufacturing operations to Asia and growth in demand from the emerging Asian market.  Our sales force in the Americas and Europe supports a significant portion of the design activity for products which are ultimately shipped into Asia.

Sales to foreign customers accounted for approximately 76% of our net sales in the three-month period ended June 30, 2008 and 74% of our net sales in the three-month period ended June 30, 2007.  Substantially all of our foreign sales are U.S. dollar denominated.

Gross Profit

Our gross profit was $163.6 million in the three months ended June 30, 2008 and $158.5 million in the three months ended June 30, 2007.  Gross profit as a percentage of sales was 61.0% in the three months ended June 30, 2008 and 60.0% in the three months ended June 30, 2007.

The most significant factors affecting our gross profit in the periods covered by this report were:

•	lower depreciation as a percentage of cost of sales driven by reduced capital requirements in our business due to our purchase of Fab 4;
•	fluctuations in the product mix of microcontrollers, proprietary and non-proprietary analog products and Serial EEPROM products resulting in lower average selling prices for our products; and
•	continual cost reductions in wafer fabrication and assembly and test manufacturing such as new manufacturing technologies and more efficient manufacturing techniques.

Other factors that impacted our gross profit percentage in the periods covered by this report include:

•	changes in capacity utilization and absorption of fixed costs; and
•	inventory write-offs and the sale of inventory that was previously written off.

During the three-month period ended June 30, 2008, we operated at approximately 99% of our Fab 2 capacity, which is approximately the same level of utilization from the same period of the previous fiscal year. Our utilization of Fab 4’s total capacity is at relatively low levels although we are utilizing all of the installed equipment base.  We expect to maintain approximately the same levels of capacity utilization at Fab 2 and Fab 4 during the second quarter of fiscal 2009.

The process technologies utilized impact our gross margins.  Fab 2 currently utilizes various manufacturing process technologies, but predominantly utilizes our 0.5 to 1.0 micron processes.  At June 30, 2008, Fab 4 predominantly utilized our 0.35 to 0.5 micron processes.  We continue to transition products to more advanced process technologies to reduce future manufacturing costs.  All of our production has been on 8-inch wafers during the periods covered by this report.

Our overall inventory levels were $125.8 million at June 30, 2008 compared to $124.5 million at March 31, 2008.  We had 110 days of inventory on our balance sheet at June 30, 2008 compared to 112 days at March 31, 2008 and 107 days at June 30, 2007.

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

At June 30, 2008, approximately 67% of our assembly requirements were being performed in our Thailand facility, compared to approximately 69% as of June 30, 2007.  Third-party contractors located in Asia perform the balance of our assembly operations.  Substantially all of our test requirements were being performed in our Thailand facility as of June 30, 2008 and June 30, 2007.  We believe that the assembly and test operations performed at our Thailand facility provide us with significant cost savings when compared to contractor assembly and test costs, as well as increased control over these portions of the manufacturing process.

We rely on outside wafer foundries for a relatively small portion of our wafer fabrication requirements.

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

Research and Development (R&D)

R&D expenses for the three months ended June 30, 2008 were $31.6 million, or 11.8% of sales, compared to $29.7 million, or 11.3% of sales, for the three months June 30, 2007.  We are committed to investing in new and enhanced products, including development systems software, and in our design and manufacturing process technologies.  We believe these investments are significant factors in maintaining our competitive position.  R&D costs are expensed as incurred.  Assets purchased to support our ongoing research and development activities are capitalized when related to products which have achieved technological feasibility, or that have alternative future uses and are amortized over their expected useful lives.  R&D expenses include labor, depreciation, masks, prototype wafers, and expenses for the development of process technologies, new packages, and software to support new products and design environments.

R&D expenses increased $1.8 million, or 6.1%, for the three months ended June 30, 2008 over the same period last year.  The primary reason for the dollar increase in R&D costs over this period was higher labor costs as a result of expanding our internal R&D headcount.

Selling, General and Administrative

Selling, general and administrative expenses for the three months ended June 30, 2008 were $45.4 million, or 16.9% of sales, compared to $43.8 million, or 16.6% of sales, for the three months ended June 30, 2007.  Selling, general and administrative expenses include salary expenses related to field sales, marketing and administrative personnel, advertising and promotional expenditures and legal expenses.  Selling, general and administrative expenses also include costs related to our direct sales force and field applications engineers who work in sales offices worldwide to stimulate demand by assisting customers in the selection and use of our products.

Selling, general and administrative expenses increased $1.6 million, or 3.7%, for the three months ended June 30, 2008 over the same period last year.  The primary reason for the increase in selling, general and administrative expenses over this period was higher labor costs as a result of expanding our internal resources involved in the technical aspect of selling our products.

Selling, general and administrative expenses fluctuate over time, primarily due to revenue and operating expense investment levels.

Other Income (Expense)

Interest income in the three-month period ended June 30, 2008 decreased to $10.2 million from $14.9 million in the three-month period ended June 30, 2007 as the average interest rates on invested cash balances were at lower levels in the three-month period ended June 30, 2008.  Interest expense in the three-month period ended June 30, 2008 was $6.4 million due to the $1.15 billion in 2.125% junior subordinated convertible debentures we issued in December 2007.  There was no interest expense in the three-month period ended June 30, 2007.  Other, net in the three-month period ended June 30, 2008 increased to $2.7 million from $0.8 million in the three-month period ended June 30, 2007 primarily related to market fluctuations in our trading securities and written put options as described in Note 3 to our consolidated financial statements.

Provision for Income Taxes

Provisions for income taxes reflect tax on our foreign earnings and federal and state tax on our U.S. earnings.  Our effective tax rate for the three months ended

June 30, 2008 was 18.1% compared to 20.3% for the three-month period ended June 30, 2007. The decrease in our effective tax rate was driven by the geographical mix of our profits and the portion of our investments that are held in tax-advantaged securities. Our effective tax rate is lower than statutory rates in the United States due primarily to our mix of earnings in foreign jurisdictions with lower tax rates.

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

Liquidity and Capital Resources

We had $1,552.7 million in cash, cash equivalents and short-term and long-term investments at June 30, 2008, an increase of $33.6 million from the March 31, 2008 balance.  The increase in cash, cash equivalents and short-term and long-term investments over this time period is primarily attributable to cash generated from operating activities being offset by dividends and stock repurchase activity during the period.

Net cash provided from operating activities was $123.1 million for the three-month period ended June 30, 2008 which is comparable to $122.6 million for the three-month period ended June 30, 2007.

During the three months ended June 30, 2008, net cash provided by investing activities was $139.8 million, compared to net cash used in investing activities of $91.3 million for the three months ended June 30, 2007.  The increase was due primarily to changes in our net purchases, sales and maturities of short-term and long-term investments.

We enter into derivative transactions from time to time in an attempt to reduce our exposure to currency rate fluctuations.  Although none of the countries in which we conduct significant foreign operations have had a highly inflationary economy in the last five years, there is no assurance that inflation rates or fluctuations in foreign currency rates in countries where we conduct operations will not adversely affect our operating results in the future.  At June 30, 2008, we had foreign currency forward contracts with a notional amount of $3.4 million outstanding.

Our level of capital expenditures varies from time to time as a result of actual and anticipated business conditions.  Capital expenditures in the three months ended June 30, 2008 were $21.7 million compared to $25.5 million for the three months ended June 30, 2007.  Capital expenditures are primarily for the expansion of production capacity and the addition of research and development equipment.  We currently anticipate spending approximately $110 million during the next 12 months to invest in equipment and facilities to maintain, and selectively increase, capacity to meet our currently anticipated needs, including approximately $30 million to expand our facilities in Thailand.

We expect to finance capital expenditures through our existing cash balances and cash flows from operations.  We believe that the capital expenditures anticipated to be incurred over the next twelve months will provide sufficient manufacturing capacity to meet our currently anticipated needs.

Net cash used in financing activities was $65.0 million for the three months ended June 30, 2008 compared to $30.8 million for the three months ended June 30, 2007.  Proceeds from the exercise of stock options and employee purchases under our employee stock purchase plan were $14.4 million for the three months ended June 30, 2008 and $21.7 million for the three months ended June 30, 2007.  We paid cash dividends to our shareholders of $61.0 million in the three months ended June 30, 2008 and $61.1 million in the three months ended June 30, 2007.  Excess tax benefits from share-based payment arrangements were $5.2 million in the three months ended June 30, 2008 and $8.7 million in the three months ended June 30, 2007.

On December 11, 2007, we announced that our Board of Directors had authorized the repurchase of up to an additional 10.0 million shares of our common stock in the open market or in privately negotiated transactions. During the three months ended June 30, 2008, we purchased 0.7 million shares of our common stock for a total of $23.6 million.  As of June 30, 2008, we had repurchased 4.3 million shares under this authorization for a total of $134.4 million.  There is no expiration date associated with this program.

Our Board of Directors authorized the repurchase of 21.5 million shares of our common stock in December 2007 concurrent with our junior subordinated convertible debenture transaction for a total of $638.6 million and no further shares are available to be repurchased under this authorization.

As of June 30, 2008, approximately 34.3 million shares of our common stock remained as treasury shares with the balance of the repurchased shares being used to fund share issuance requirements under our equity incentive plans. The timing and amount of future repurchases will depend upon market conditions, interest rates, and corporate considerations.

On October 28, 2002, we announced that our Board of Directors had approved and instituted a quarterly cash dividend on our common stock.  We have continued to pay quarterly dividends and have increased the amount of such dividends on a regular basis.  A quarterly dividend of $0.330 per share was paid on May 27, 2008 in the aggregate amount of $61.0 million.  A quarterly dividend of $0.338 per share was declared on July 24, 2008 and will be paid on August 21, 2008 to shareholders of record as of August 7, 2008.  We expect the aggregate August 2008 cash dividend to be approximately $62.5 million.  Our Board is free to change our dividend practices at any time and to increase or decrease the dividend paid, or not to pay a dividend on our common stock on the basis of our results of operations, financial condition, cash requirements and future prospects, and other factors deemed relevant by our Board.  Our current intent is to provide for ongoing quarterly cash dividends depending upon market conditions and our results of operations.

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

Contractual Obligations

There have not been any material changes in our contractual obligations from what we disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2008.

Off-Balance Sheet Arrangements

As of June 30, 2008, we are not involved in any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurement (SFAS No. 157).  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements.  In February 2008, the FASB issued FASB Staff Position (FSP) FAS 157-2, Effective Date of FASB Statement No. 157 (FSP FAS 157-2), which delays the effective date of SFAS No. 157 for all nonfinancial assets and liabilities except for those recognized or disclosed at least annually. We adopted SFAS No. 157 on April 1, 2008, which had no impact on our consolidated results of operations or financial condition.  Refer to Note 4 for additional information related to the adoption of SFAS No. 157.

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

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51 (SFAS No. 160).  SFAS No. 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent's ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated.  SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  SFAS No. 160 is effective for fiscal years beginning after December 15, 2008, and will be adopted by us in the first quarter of fiscal 2010.  We are currently evaluating the potential impact, if any, the adoption of SFAS 160 will have on our consolidated results of operations and financial condition.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (SFAS No. 161).  The standard requires additional quantitative disclosures (provided in tabular form) and qualitative disclosures for derivative instruments.  The required disclosures include how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows; relative volume of derivative activity; the objectives and strategies for using derivative instruments; the accounting treatment for those derivative instruments formally designated as the hedging instrument in a hedge relationship; and the existence and nature of credit-related contingent features for derivatives. SFAS No. 161 does not change the accounting treatment for derivative instruments. SFAS No. 161 is effective for us beginning January 1, 2009.  We do not expect the adoption of SFAS No. 161 to have a material impact on our financial condition, results of operations or cash flows.

In May 2008, the FASB released FSP APB 14-1 Accounting For Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement) (FSP APB 14-1) that alters the accounting treatment for convertible debt instruments that allow for either mandatory or optional cash settlements. FSP APB 14-1 will impact the accounting associated with our $1.15 billion junior subordinated convertible debentures.  FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods, and will require us to recognize additional (non-cash) interest expense based on the market rate for similar debt instruments without the conversion feature.  Furthermore, FSP APB 14-1 would require us to recognize interest expense in prior periods pursuant to retrospective accounting treatment.  FSP APB 14-1 will have no impact on our actual past or future cash flows.  This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and will be adopted by us on April 1, 2009.  We are currently evaluating the impact the adoption of FSP APB 14-1 will have on our consolidated results of operations and financial condition.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our investment portfolio, consisting of fixed income securities and money market funds and cash deposits that we hold on an available-for-sale basis, was $1,552.7 million as of June 30, 2008, and $1,519.1 million as of March 31, 2008.  These securities, like all fixed income instruments, are subject to interest rate risk and will decline in value if market interest rates increase.  We have the ability to hold our fixed income investments until maturity and, therefore, we would not expect to recognize any material adverse impact in income or cash flows if market interest rates increase.

      At June 30, 2008, $59.5 million of our investment portfolio was invested in auction rate securities. Historically, the carrying value of auction rate securities approximated fair value due to the frequent resetting of the interest rates.  If an auction fails for amounts we have invested, our investment will not be liquid.  With the recent liquidity issues experienced in the global credit and capital markets, our auction rate securities have experienced multiple failed auctions.  In September 2007 and February 2008, auctions for $24.9 million and $34.8 million, respectively, of the original purchase value of our investments in auction rate securities had failed.  While we earn interest on these investments based on a pre-determined formula with spreads tied to particular interest rate indices, the estimated market value for a portion of these auction rate securities no longer approximates the original purchase value.

The $24.9 million of auction rate securities that failed during September 2007 are all AA rated by Standard & Poors and all but $2.5 million of the securities possesses credit enhancement in the form of insurance for principal and interest. The underlying characteristics of $22.4 million of these auction rate securities relate to servicing statutory requirements in the life insurance industry and $2.5 million relates to a specialty finance company that has a AAA rating from Standard & Poors and the issue we own has a AA rating from Standard & Poors.  The $24.9 million in failed auctions have continued to fail through the filing date of this report.  As a result, we will not be able to access such funds until a future auction on these investments is successful.  The fair value of the failed auction rate securities has been estimated based on market information and estimates determined by management and could change significantly based on market conditions.  Based on the estimated values, we concluded these investments were other than temporarily impaired and recognized an impairment charge on these investments of $2.4 million during fiscal 2008 and $0.9 million during the first quarter of fiscal 2009.  If the issuers are unable to successfully close future auctions or if their credit ratings deteriorate, we may be required to further adjust the carrying value of the investments through an impairment charge to earnings.

The $34.8 million of auction rate securities that failed during February 2008 are investments in student loan-backed municipal bond auction rate securities.  During the first quarter of fiscal 2009, $0.2 million of these auction rate securities were redeemed at par by the issuer, reducing our overall position to $34.6 million.  Based upon our evaluation of available information, we believe these investments are of high credit quality, as all of the investments carry at least two AAA credit ratings and are largely backed by the federal government (Federal Family Education Loan Program).  The fair value of the failed auction rate securities has been estimated based on market information and estimates determined by management and could change significantly based on market conditions.  However, if the issuers are not able to successfully close future auctions or over time are not able to obtain more favorable financing options for their debt issuance needs, including refinancing these obligations into lower rate securities, the market value of these investments could be negatively impacted.

Our investment in marketable equity securities at June 30, 2008 consists of shares of common stock, the value of which is determined by the closing price of such shares on the respective markets on which the shares are traded as of the balance sheet date. These investments are classified as trading securities and accounted for under the provisions of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. The market value of these investments was approximately $14.8 million at June 30, 2008 compared to our cost basis of approximately $13.2 million. The value of our investment in marketable equity securities would be materially impacted if there were a significant change in the market price of the shares. A hypothetical 30% favorable or unfavorable change in the stock price compared to the stock price at June 30, 2008 would have affected the value of our investment in marketable equity securities by less than $4.5 million. Additionally, we have sold put options on one of our trading securities, which are recorded as an accrued liability, and are marked to market value.  A decline in the stock price of the underlying security prior to the expiration date of the puts would cause an increase to the liability, which would result in a charge to our results of operations, and could result in the put being exercised by the holder.  If the put is exercised by the holder, we could be required to pay up to $14.1 million for additional shares of the common stock, at a price potentially in excess of the then fair market value of the common stock.  A hypothetical 30% unfavorable change in the stock price of the trading security on which we have sold the puts, compared to the stock price at June 30, 2008 could potentially result in the puts being exercised and would result in our paying $14.1 million to acquire the shares of common stock.  The stock would then be marked to market value, affecting the value of our investment by an additional $2.1 million.  See Note 3 to our consolidated financial statements, included in Item 15(a)(1) for additional information about our investments in marketable equity securities.

We have international operations and are thus subject to foreign currency rate fluctuations.  To date, our exposure related to exchange rate volatility has not been material to our operating results.  Approximately 99% of our sales are denominated in U.S. dollars.  We maintain hedges related to our foreign currency exposure of our net investment in a foreign operation as needed.  As of June 30, 2008, there were $3.4 million of foreign currency hedges outstanding compared to no hedges outstanding as of June 30, 2007.  If foreign currency rates fluctuate by 15% from the rates at June 30, 2008, the effect on our financial position and results of operation would be immaterial.

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

Changes in Internal Control over Financial Reporting

During the three months ended June 30, 2008, there was no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II.  OTHER INFORMATION

Item 1.                 Legal Proceedings

In the ordinary course of our business, we are involved in a limited number of legal actions, both as plaintiff and defendant, and could incur uninsured liability in any one or more of them.  On April 18, 2008, LSI Logic and its wholly owned subsidiary Agere, filed both an action with the International Trade Commission and a complaint in the Eastern District of Texas alleging patent infringement by Microchip and 17 other semiconductor and foundry companies.  These actions seek monetary damages and injunctive relief against the allegedly infringing products.  Due to the very early stage of these proceedings, the outcome of these actions is not presently determinable, and therefore we can make no assessment of their materiality.  Microchip intends to vigorously defend its rights in these matters.  We periodically receive notification from various third parties alleging infringement of patents, intellectual property rights or other matters.  With respect to these and other pending legal actions to which we are a party, although the outcome of these actions is not presently determinable, we believe that the ultimate resolution of these matters will not harm our business and will not have a material adverse effect on our financial position, cash flows or results of operations.  Litigation relating to the semiconductor industry is not uncommon, and we are, and from time to time have been, subject to such litigation.   No assurances can be given with respect to the extent or outcome of any such litigation in the future.

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

The semiconductor industry is intensely competitive and has been characterized by price erosion and rapid technological change.  We compete with major domestic and international semiconductor companies, many of which have greater market recognition and substantially greater financial, technical, marketing, distribution and other resources than we do with which to pursue engineering, manufacturing, marketing and distribution of their products.  We may be unable to compete successfully in the future, which could harm our business.  Our ability to compete successfully depends on a number of factors both within and outside our control, including, but not limited to:

•	the quality, performance, reliability, features, ease of use, pricing and diversity of our products;
•	our success in designing and manufacturing new products including those implementing new technologies;
•	the rate at which customers incorporate our products into their own applications;
•	product introductions by our competitors;
•	the number, nature and success of our competitors in a given market;
•	our ability to obtain adequate supplies of raw materials and other supplies at acceptable prices;
•	our ability to protect our products and processes by effective utilization of intellectual property rights;
•	our ability to address the needs of our customers; and
•	general market and economic conditions.

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

Sales through distributors accounted for approximately 64% of our net sales in fiscal 2008 and the first three months of fiscal 2009.  Our largest distributor accounted for approximately 12% of our net sales in fiscal 2008 and 13% of our net sales in the first three months of fiscal 2009.  We do not have long-term agreements with our distributors and we and our distributors may each terminate our relationship with little or no advance notice.

On February 4, 2008, we terminated our distributor Arrow Electronics and announced that we had partnered with Avnet Electronics Marketing and Future Electronics to provide our global distribution services.  We believe that these two global distributors combined with our regional and specialty distributor partners will have a positive long-term impact in supporting the technical and commercial support needs of our customers.  Our net sales of products sold by Arrow Electronics in the fiscal year ended March 31, 2008 represented approximately 7% of our net sales.  Although we do not believe the termination of Arrow Electronics will have a material adverse impact on our net sales, there can be no assurance as to what the long-term or short-term impact on us will be as a result of these recent actions.

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

We are currently, and in the future may be, involved in legal proceedings or claims regarding patent infringement, intellectual property rights, contracts and other matters.  As is typical in the semiconductor industry, we receive notifications from customers from time to time who believe that we owe them indemnification or other obligations related to infringement claims made against the customers by third parties.  These legal proceedings and claims, whether with or without merit, could result in substantial cost to us and divert our resources.  If we are not able to resolve a claim, negotiate a settlement of a matter, obtain necessary licenses on commercially reasonable terms, reengineer our products or processes to avoid infringement, and/or successfully prosecute or defend our position, we could incur uninsured liability in any of them, be required to take an appropriate charge to operations, be enjoined from selling a material portion of our product lines or using certain processes, suffer a reduction or elimination in value of inventories, and our business, financial condition or results of operations could be harmed.

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

Further, we sell to customers in industries such as automotive, aerospace, and medical, where failure of the systems in which our products are used could cause damage to property or persons.  We may be subject to customer claims if our products, or interactions with our products, cause the system failures.  We will face increased exposure to customer claims if there are substantial increases in either the volume of our sales into these applications or the frequency of system failures caused by our products.

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

      We do not typically enter into long-term contracts with our customers and we cannot be certain about future order levels from our customers.  When we do enter into customer contracts, the contract is generally cancelable at the convenience of the customer.  Even though we have approximately 63,000 end customers and our ten largest customers made up approximately 9% of our total revenue for the three months ended June 30, 2008, cancellation of customer contracts could have an adverse financial impact on our revenue and profits.

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

Operations at any of our manufacturing facilities, or at any of our wafer fabrication or assembly and test subcontractors, may be disrupted for reasons beyond our control, including work stoppages, power loss, incidents of terrorism or security risk, political instability, public health issues, telecommunications, transportation or other infrastructure failure, fire, earthquake, floods, or other natural disasters.  If operations at any of our facilities, or our subcontractors’ facilities are interrupted, we may not be able to shift production to other facilities on a timely basis.  If this occurs, we would likely experience delays in shipments of products to our customers and alternate sources for production may be unavailable on acceptable terms.  This could result in reduced revenues and profits and the cancellation of orders or loss of customers.  In addition, business interruption insurance will likely not be enough to compensate us for any losses that may occur and any losses or damages incurred by us as a result of business interruptions could significantly harm our business.

We are highly dependent on foreign sales and operations, which exposes us to foreign political and economic risks.

Sales to foreign customers account for a substantial portion of our net sales.  During fiscal 2008, approximately 75% of our net sales were made to foreign customers.  During the first three months of fiscal 2009, approximately 76% of our net sales were made to foreign customers.  We purchase a substantial portion of our raw materials and equipment from foreign suppliers.  In addition, we own product assembly and testing facilities located near Bangkok, Thailand, which has experienced periods of political uncertainty in the past.  We also use various foreign contractors for a portion of our assembly and testing and for a portion of our wafer fabrication requirements.  Substantially all of our finished goods inventory is maintained in Thailand.

Fluctuations in foreign currency could impact our operating results.  We use forward currency exchange contracts to reduce the adverse earnings impact from the effect of exchange rate fluctuations on our non-U.S. dollar net balance sheet exposures.  Nevertheless, in periods when the U.S. dollar significantly fluctuates in relation to the non-U.S. currencies in which we transact business, the value of non-U.S. dollar transactions can have an adverse effect on our results of operations and financial condition.

Our reliance on foreign operations, foreign suppliers, maintenance of substantially all of our finished goods inventory at foreign locations and significant foreign sales exposes us to foreign political and economic risks, including, but not limited to:

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

If recent credit market conditions continue or worsen, it could have a material adverse impact on the value or liquidity of our investment portfolio, including our holdings of auction rate securities.

At June 30, 2008, $59.5 million of our investment portfolio was invested in auction rate securities.  Historically, the carrying value of auction rate securities approximated fair value due to the frequent resetting of the interest rates.  With the recent liquidity issues experienced in the global credit and capital markets, our auction rate securities have experienced multiple failed auctions.  As a result, we will not be able to access such funds until a future auction on these investments is successful.  The fair value of the failed auction rate securities has been estimated based on market information and estimates determined by our management and could change significantly based on market conditions.  Based on the estimated values, we concluded these investments were other than temporarily impaired and recognized impairment charges on these investments of $2.4 million in fiscal 2008 and $0.9 million during the first quarter of fiscal 2009.  We continue to monitor the market for auction rate securities and consider its impact, if any, on the fair market value of our investments.  If the issuers are unable to successfully close future auctions or if their credit ratings deteriorate, we may be required to further adjust the carrying value of the investments through an impairment charge to earnings.

The substantial majority of our short and long-term investments are in highly rated government agency bonds and municipal bonds.  Other than with respect to our holdings of auction rate securities, we have not experienced any liquidity or impairment issues with such investments.  However, the credit markets have continued to be quite volatile and there can be no assurance that these conditions will not in the future adversely affect the liquidity or value of our investments in government agency bonds or municipal bonds.

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

A significant portion of our sales are made outside of the United States through the exporting and re-exporting of products.  In addition to local jurisdictions’ export regulations, our U.S. manufactured products or products based on U.S. technology are subject to Export Administration Regulations (“EAR”) when exported and re-exported to and from all international jurisdictions.  Licenses or proper license exceptions may be required for the shipment of our products to certain countries.  Non-compliance with the EAR or other export regulations can result in penalties including denial of export privileges, fines, criminal penalties, and seizure of products.  Such penalties could have a material adverse effect on our business including our ability to meet our net sales and earnings targets.

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

There will likely be potential new accounting pronouncements of regulatory rulings, which may have an adverse impact on our future financial condition and results of operations.  For example, in May 2008, the FASB issued FASB Staff Position (FSP) No. APB 14-1, Accounting for Convertible Debt Instruments that May be Settled in Cash Upon Conversion (Including Partial Cash Settlement) (FSP APB 14-1), that alters the accounting treatment for convertible debt that allows for either mandatory or optional cash settlements, including our outstanding debentures.  The FSP requires the issuer to separately account for the liability and equity components of the instrument in a manner that reflects the issuer’s economic interest cost.  Further, the FSP will require bifurcation of a component of the debt, classification of that component as equity, and then accretion of the resulting discount on the debt to result in the “economic interest cost” being reflected in the condensed consolidated statements of operations.  In issuing this FSP, the FASB emphasized that the FSP will be applied to the terms of the instruments as they existed for the time periods, therefore, the application of the FSP would be applied retrospectively to all periods presented.  The FSP is effective for fiscal years beginning after December 15, 2008, and will require retrospective application.  We will be required to implement the proposed standard during the first quarter of fiscal 2010, which begins on April 1, 2009.  Although FSP APB 14-1 will have no impact on our actual past or future cash flows, it would require us to record a significant amount of non-cash interest expense as the debt discount is amortized.  In addition, if our convertible debt is redeemed or converted prior to maturity, any unamortized debt discount would result in a loss on extinguishment.  As a result, there could be a material adverse impact on our results of operations and earnings per share.  These impacts could adversely affect the trading price of our common stock and the trading price of our debentures.

Item 2.                 Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth our purchases of our common stock in the first quarter of fiscal 2009 and the footnote below the table designates the repurchase program that the shares were purchased under:

Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Programs (1)
April 1 – April 30, 2008	---	---	---	6,492,234
May 1 – May 31, 2008	---	---	---	6,492,234
June 1 – June 30, 2008	749,400	$31.54	749,400	5,742,834

 (1)  On December 11, 2007, our Board of Directors authorized the repurchase of up to 10 million shares of our common stock in open market or privately negotiated transactions.  As of June 30, 2008, 5,742,834 shares of this authorization remained available to be purchased under this program.  There is no expiration date associated with this program.

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

MICROCHIP TECHNOLOGY INCORPORATED

Date: August 7, 2008	By: /s/ Gordon W. Parnell
Gordon W. Parnell
Vice President and Chief Financial Officer
(Duly Authorized Officer, and
Principal Financial and Accounting Officer)