Form 10-Q
period 2008-09-30
MICROCHIP TECHNOLOGY INC
filed 2008-11-07
CIK 827054

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008.

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

Yes  ☒                 No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  (Check One)

Yes  ☐                 No  ☒

Shares Outstanding of Registrant’s Common Stock
Class	Outstanding at 31, 2008
Common Stock, $0.001 par value	181,890,816 shares

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

ASSETS
	September 30,	March 31,
	2008	2008
	(Unaudited)	(Note 1)
Cash and cash equivalents	$311,738	$487,736
Short-term investments	796,677	837,054
Accounts receivable, net	120,888	138,319
Inventories	126,835	124,483
Prepaid expenses	18,624	17,135
Deferred tax assets	67,150	63,261
Other current assets	44,648	49,742
Total current assets	1,486,560	1,717,730

Property, plant and equipment, net	543,122	522,305
Long-term investments	411,281	194,274
Goodwill	31,886	31,886
Intangible assets, net	11,181	11,613
Other assets	32,954	34,499

Total assets	$2,516,984	$2,512,307

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable	$60,514	$39,317
Accrued liabilities	57,458	56,323
Deferred income on shipments to distributors	103,507	95,441
Total current liabilities	221,479	191,081

Junior convertible debentures	1,149,504	1,150,128
Long-term income tax payable	122,830	112,311
Deferred tax liability	32,941	21,460
Other long-term liabilities	1,062	1,104

Stockholders’ equity:

Preferred stock, $0.001 par value; authorized 5,000,000 shares; no shares issued or outstanding	---	---
Common stock, $0.001 par value; authorized 450,000,000 shares; 218,789,994 shares issued and 181,858,313 shares
outstanding at September 30, 2008; 218,789,994 shares issued and 184,338,768 shares outstanding at March 31, 2008	182	184
Additional paid-in capital	785,620	793,919
Retained earnings	1,330,952	1,301,275
Accumulated other comprehensive (loss) income	(693)	2,508
Common stock held in treasury: 36,931,681 shares at September 30, 2008; 34,451,226 shares at March 31, 2008	(1,126,893)	(1,061,663)
Total stockholders’ equity	989,168	1,036,223

Total liabilities and stockholders’ equity	$2,516,984	$2,512,307

See accompanying notes to condensed consolidated financial statements

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2008	2007	2008	2007

Net sales	$269,706	$258,647	$537,878	$522,719
Cost of sales (1)	105,553	103,935	210,128	209,462
Gross profit	164,153	154,712	327,750	313,257

Operating expenses:
Research and development (1)	31,343	29,306	62,895	59,052
Selling, general and administrative (1)	45,629	42,969	91,042	86,749
Loss on sale of Fab 3	---	26,763	---	26,763
	76,972	99,038	153,937	172,564

Operating income	87,181	55,674	173,813	140,693
Other income (expense):
Interest income	10,152	14,418	20,351	29,320
Interest expense	(5,582)	---	(11,983)	---
Other, net	1,671	52	4,416	874
Income before income taxes	93,422	70,144	186,597	170,887
Income tax provision	16,910	9,465	33,775	29,915
Net income	$76,512	$60,679	$152,822	$140,972

Basic net income per common share	$0.42	$0.28	$0.83	$0.65
Diluted net income per common share	$0.41	$0.27	$0.81	$0.63
Dividends declared per common share	$0.338	$0.295	$0.668	$0.575
Basic common shares outstanding	183,615	216,797	184,139	217,432
Diluted common shares outstanding	187,936	222,004	189,493	222,806

(1) Includes share-based compensation expense as follows:
Cost of sales	$2,053	$1,493	$3,678	$3,083
Research and development	2,640	2,509	5,075	5,095
Selling, general and administrative	3,800	3,769	7,439	7,626

See accompanying notes to condensed consolidated financial statements

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)
(Unaudited)
	Six months ended September 30,
	2008	2007
Cash flows from operating activities:
Net income	$152,822	$140,972
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	48,181	52,791
Deferred income taxes	8,534	(4,875)
Share-based compensation expense related to equity incentive plans	16,192	15,804
Tax benefit from equity incentive plans	9,350	14,260
Excess tax benefit from share-based compensation	(8,555)	(13,737)
Convertible debt derivatives - revaluation and amortization	(624)	---
Amortization of convertible debenture issuance costs	383	---
Gain on sale of assets	(98)	(450)
Loss on sale of Fab 3	---	26,763
Purchases/sales of trading securities	(15,945)	---
Gain on trading securities	(4,060)	---
Unrealized impairment loss on available-for-sale investments	1,196	---
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	17,431	(1,353)
Increase in inventories	(2,962)	(3,421)
Increase in deferred income on shipments to distributors	8,066	2,020
Increase in accounts payable and accrued liabilities	22,332	8,918
Change in other assets and liabilities	15,244	(9,655)
Net cash provided by operating activities	267,487	228,037

Cash flows from investing activities:
Purchases of available-for-sale investments	(344,992)	(928,663)
Sales and maturities of available-for-sale investments	183,028	970,275
Investment in other assets	(596)	(2,668)
Proceeds from sale of assets	144	1,000
Capital expenditures	(68,016)	(37,245)
Net cash (used in) provided by investing activities	(230,432)	2,699

Cash flows from financing activities:
Payment of cash dividend	(123,145)	(125,214)
Repurchase of common stock	(123,929)	(150,172)
Proceeds from sale of common stock	25,466	37,661
Excess tax benefit from share-based compensation	8,555	13,737
Net cash used in financing activities	(213,053)	(223,988)
Net (decrease) increase in cash and cash equivalents	(175,998)	6,748
Cash and cash equivalents at beginning of period	487,736	167,477
Cash and cash equivalents at end of period	$311,738	$174,225

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC).  In the opinion of management, all adjustments of a normal recurring nature which are necessary for a fair presentation have been included.  Certain information and footnote disclosures normally included in audited consolidated financial statements have been condensed or omitted pursuant to such SEC rules and regulations.  It is suggested that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2008.  The results of operations for the three and six months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2009 or for any other period.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (SFAS No. 161).  The standard requires additional quantitative disclosures (provided in tabular form) and qualitative disclosures for derivative instruments.  The required disclosures include how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows; relative volume of derivative activity; the objectives and strategies for using derivative instruments; the accounting treatment for those derivative instruments formally designated as the hedging instrument in a hedge relationship; and the existence and nature of credit-related contingent features for derivatives.  SFAS No. 161 is effective for the Company beginning January 1, 2009.  SFAS No. 161 does not change the accounting treatment for derivative instruments and as such, the Company does not expect the adoption of SFAS No. 161 to have a material impact on its financial condition, results of operations or cash flows.

In May 2008, the FASB released FSP APB 14-1 Accounting For Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement) (FSP APB 14-1) that alters the accounting treatment for convertible debt instruments that allow for either mandatory or optional cash settlements.  FSP APB 14-1, will impact the accounting associated with the Company’s $1.15 billion junior subordinated convertible debentures.  FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods, and will require the Company to recognize additional (non-cash) interest expense based on the market rate for similar debt instruments without the conversion feature.  Furthermore, FSP APB 14-1 would require the Company to recognize interest expense in prior periods pursuant to retrospective accounting treatment.  FSP APB 14-1 will have no impact on the Company’s actual past or future cash flows.  This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and will be adopted by the Company on April 1, 2009.  The Company is currently evaluating the impact the adoption of FSP APB 14-1 will have on its consolidated results of operations and financial condition.

(3)   Loss on Sale of Fab 3

The Company received an unsolicited offer on its Puyallup, Washington facility (Fab 3) in September 2007.  The Company assessed its available capacity in its current facilities, along with potential available capacity from outside foundries and determined the capacity of Fab 3 would not be required in the near term.  As a result of this assessment, the Company accepted the offer on September 21, 2007, and the transaction closed on October 19, 2007.  The Company received $27.5 million in cash, net of expenses associated with the sale, and recognized a loss on sale of $26.8 million, representing the difference between the carrying value of the assets at September 30, 2007 and the amount realized from the sale.

(4)           Investments

The Company’s investments are intended to establish a high-quality portfolio that preserves principal, meets liquidity needs, avoids inappropriate concentrations, and delivers an appropriate yield in relationship to the Company’s investment guidelines and market conditions.  The following is a summary of available-for-sale and trading securities at September 30, 2008 (amounts in thousands):

	Available-for-sale Securities
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Government agency bonds	$608,874	$278	$(544)	$608,608
Municipal bonds	447,168	1,421	(888)	447,701
Auction rate securities	54,190	---	(1,164)	53,026
Corporate bonds	40,000	30	(59)	39,971
	$1,150,232	$1,729	$(2,655)	$1,149,306

	Trading Securities
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Marketable securities	$28,402	$4,581	$608	$32,375
Restricted cash	26,277	---	---	26,277
	$54,679	$4,581	$608	$58,652

At September 30, 2008, the Company’s available-for-sale trading securities are presented on the condensed consolidated balance sheet as short-term investments of $796.7 million and long-term investments of $411.3 million.

The $32.4 million in marketable securities listed above relates to strategic investments in publicly traded companies.  The Company has classified the shares owned in these companies as trading securities.  During the three and six months ended September 30, 2008, the Company recognized net unrealized gains in earnings of $2.3 million and $3.9 million, respectively, on these trading securities.  The Company had a realized gain of $0.4 million on trading securities that it sold in the second quarter of fiscal 2009.  The Company also holds restricted cash of $26.3 million as cash collateral for put options the Company has written on two of its trading securities.  The Company recorded the value received at the date the puts were written within other current liabilities at an amount equal to the cash received at that time.  The Company records the change in the fair value of the puts in other income, net at each balance sheet date.  At September 30, 2008, the fair value of the puts of $2.1 million was recorded in other current liabilities.  These put options have final maturities ranging from December 2008 to January 2010 and if the stock price of the investment falls below the strike price of the puts, the Company may need to make an additional investment at the designated strike price of the puts.

At September 30, 2008, $53.0 million of the fair value of the Company’s investment portfolio was invested in auction rate securities.  Historically, the carrying value of auction rate securities approximated fair value due to the frequent resetting of the interest rates.  If an auction fails for amounts the Company has invested, the investment will not be liquid.  With the recent liquidity issues experienced in the global credit and capital markets, the Company’s auction rate securities have experienced multiple failed auctions.  In September 2007 and February 2008, auctions for $24.9 million and $34.8 million, respectively, of the original purchase value of the Company’s investments in auction rate securities first failed.  While the Company continues to earn interest on these investments based on a pre-determined formula with spreads tied to particular interest rate indices, the estimated market value for a portion of these auction rate securities no longer approximates the original purchase value.

At September 30, 2008, the $24.9 million of auction rate securities that failed during September 2007 were all AA rated by Standard & Poors and all but $2.5 million of the securities possesses credit enhancement in the form of insurance for principal and interest.  The underlying characteristics of $22.4 million of these auction rate securities relate to servicing statutory requirements in the life insurance industry and $2.5 million relates to a specialty finance company that had a AAA Standard & Poors rating and the issue owned by the Company had a AA rating from Standard & Poors at September 30, 2008.  In October 2008, Moody’s downgraded the $2.5 million investment to a rating of Ba1 from Aa2 which may affect future fair value estimates of this security.  The $24.9 million in failed auctions have continued to fail through the filing date of this report.  As a result, the Company will not be able to access such funds until a future auction on these investments is successful.  The fair value of the failed auction rate securities has been estimated based on market information and estimates determined by management and could change significantly based on market conditions.  Based on the estimated values, the Company concluded these investments were other than temporarily impaired and recognized an impairment charge on these investments of $2.4 million during fiscal 2008 and $0.9 million and $0.3 million during the first and second quarters, respectively, of fiscal 2009.  If the issuers are unable to successfully close future auctions or if their credit ratings deteriorate, the Company may be required to further adjust the carrying value of the investments through an impairment charge to earnings.

The $34.8 million of auction rate securities that failed during February 2008 are investments in student loan-backed municipal bond auction rate securities.  Approximately, $0.2 million and $1.7 million of these auction rate securities were redeemed at par by the issuer during the first and second quarters of fiscal 2009, respectively, reducing the Company’s overall position to $32.9 million.  Based upon the Company’s evaluation of available information, it believes these investments are of high credit quality, as all of the investments carry at least two AAA credit ratings and are largely backed by the federal government (Federal Family Education Loan Program).  The fair value of the failed auction rate securities has been estimated based on market information and estimates determined by management and could change significantly based on market conditions.  In August 2008, the broker through which the Company purchased the $32.9 million in auction rate securities announced that they will provide investors liquidity by agreeing to purchase back all positions at par beginning in June 2010.

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

At September 30, 2008, the Company evaluated its investment portfolio, and noted unrealized losses of $2.7 million which were due to fluctuations in interest rates and credit market conditions.  Management does not believe any of the unrealized losses represent an other-than-temporary impairment based on its evaluation of available evidence as of September 30, 2008.  The Company’s intent is to hold these investments to such time as these assets are no longer impaired.  For those investments not scheduled to mature until after September 30, 2009, such recovery is not anticipated to occur in the next year and these investments have been classified as long-term investments.

The amortized cost and estimated fair value of the available-for-sale securities at September 30, 2008, by maturity, are shown below (amounts in thousands).  Expected maturities can differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties, and the Company views its available-for-sale securities as available for current operations.

	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale
Due in one year or less	$402,986	$280	$(55)	$403,211
Due after one year and through five years	514,905	918	(1,219)	514,604
Due after five years and through ten years	66,567	330	(42)	66,855
Due after ten years	165,774	201	(1,339)	164,636
	$1,150,232	$1,729	$(2,655)	$1,149,306

During the quarter ended September 30, 2008, the Company did not have any gross realized gains or losses on sales of available-for-sale securities.

(5)           Fair Value Measurements

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

Level 2 – Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3 – Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

  Assets and liabilities measured at fair value on a recurring basis at September 30, 2008 are as follows (amounts in thousands):

	Quoted Prices in Active Markets for identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)		Total Balance
Assets
Money market fund deposits	$147,097	$	---	$	---	$147,097
Deposit accounts	---		190,918		---	190,918
Government agency bonds	---		608,608		---	608,608
Municipal bonds	---		447,701		---	447,701
Auction rate securities	---		---		53,026	53,026
Corporate bonds	---		39,971		---	39,971
Marketable securities	32,375		---		---	32,375
Total assets measured at fair value	$179,472		$1,287,198		$53,026	$1,519,696

Liabilities
Put options on publicly traded common stock	$2,088	$	---	$	---	$2,088
Total liabilities measured at fair value	$2,088	$	---	$	---	$2,088

For Level 3 valuations, the Company estimated the fair value of these auction rate securities based on the following: (i) the underlying structure of each security; (ii) the present value of future principal and interest payments discounted at rates considered to reflect current market conditions; (iii) consideration of the probabilities of default, auction failure, or repurchase at par for each period; and (iv) estimates of the recovery rates in the event of default for each security. These estimated fair values could change significantly based on future market conditions. Refer to Note 4 for further discussion of the Company’s investments in auction rate securities.

The following table presents a reconciliation for all assets and liabilities measured at fair value on a recurring basis, excluding accrued interest components, using significant unobservable inputs (Level 3) for the six months ended September 30, 2008:

	Three Months Ended September 30, 2008	Six Months Ended September 30, 2008

Balance at June 30, 2008 and March 31, 2008, respectively	$54,967	$56,141
Securities redeemed at par	(1,650)	(1,850)
Unrealized gains (losses) recorded to other comprehensive income	11	(69)
Impairment losses included in interest income	(302)	(302)
Balance at September 30, 2008	$53,026	$53,026

Assets and liabilities measured at fair value on a recurring basis are presented/classified on our condensed consolidated balance sheet at September 30, 2008 as follow (amounts in thousands):

	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)		Total Balance
Assets
Cash and cash equivalents	$147,097		$164,641	$	---	$311,738
Short-term investments	32,375		764,302		---	796,677
Long-term investments	---		358,255		53,026	411,281
Total assets measured at fair value	$179,472		$1,287,198		$53,026	$1,519,696

Liabilities
Accrued liabilities	$2,088	$	---	$	---	$2,088
Total liabilities measured at fair value	$2,088	$	---	$	---	$2,088

(6)	Accounts Receivable

Accounts receivable consists of the following (amounts in thousands):

	September 30, 2008	March 31, 2008

Trade accounts receivable	$123,530	$140,966
Other	409	505
	123,939	141,741
Less allowance for doubtful accounts	3,051	3,152
	$120,888	$138,319

(7)	Inventories

The components of inventories consist of the following (amounts in thousands):

	September 30, 2008	March 31, 2008

Raw materials	$4,321	$4,205
Work in process	102,287	95,973
Finished goods	20,227	24,305
	$126,835	$124,483

Inventory impairment charges establish a new cost basis for inventory and charges are not subsequently reversed to income even if circumstances later suggest that increased carrying amounts are recoverable.

(8)	Property, Plant and Equipment

Property, plant and equipment consists of the following (amounts in thousands):

	September 30, 2008	March 31, 2008

Land	$39,750	$39,764
Building and building improvements	331,454	330,519
Machinery and equipment	1,142,389	1,100,759
Projects in process	92,674	78,073
	1,606,267	1,549,115
Less accumulated depreciation and amortization	1,063,145	1,026,810
	$543,122	$522,305

Depreciation expense attributed to property, plant and equipment was $47.2 million in the six months ended September 30, 2008 and $51.9 million in the six months ended September 30, 2007.

(9)           Income Taxes

At March 31, 2008, the Company had $112.3 million of unrecognized tax benefits.  Unrecognized tax benefits increased by $10.5 million in the six months ended September 30, 2008 compared to the March 31, 2008 balances as a result of the accrual for uncertain tax positions and the accrual of deficiency interest on these positions.

The Company files U.S. federal, U.S. state, and foreign income tax returns.  For U.S. federal, and in general for U.S. state tax returns, the fiscal 2002 through fiscal 2008 tax years remain open for examination by tax authorities.  For foreign tax returns, the Company is generally no longer subject to income tax examinations for years prior to fiscal 2002.

The Company recognizes liabilities for anticipated tax audit issues in the United States and other tax jurisdictions based on its estimate of whether, and the extent to which, additional tax payments are more likely than not.  The Company believes that it maintains adequate reserves to offset any potential income tax liabilities that may arise upon final resolution of matters for open tax years.  The United States Internal Revenue Services (IRS) is currently auditing the Company’s fiscal years ended March 31, 2002, 2003 and 2004.  The Company believes that it has appropriate support for the income tax positions taken and to be taken on its tax returns and that its accruals for tax liabilities are adequate for all open years based on an assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter.

If such amounts ultimately prove to be unnecessary, the resulting reversal of such reserves would result in tax benefits being recorded in the period the reserves are no longer deemed necessary.  If such amounts prove to be less than an ultimate assessment, a future charge to expense would be recorded in the period in which the assessment is determined.  Although timing of the resolution and/or closure on audits is highly uncertain, the Company does not believe it is reasonably possible that the unrecognized tax benefits would materially change in the next 12 months.

In October 2008, the U.S. Congress passed the Emergency Economic Stabilization Act of 2008 which included a provision to extend the research and development tax credit retroactively from January 1, 2008.  As a result, the Company expects to recognize a one-time tax benefit of approximately $1.8 million in the quarter ending December 31, 2008.  Likewise, the ongoing benefits from this credit will be reflected in the Company’s fiscal 2009 effective tax rate.

Loss on Sale of Fab 3

The income tax provision that the Company recorded in the three and six-month periods ended September 30, 2007 was impacted by the loss on the sale of Fab 3.  The following table displays the impact the loss had on the income tax provision that the Company recorded in the three and six-month periods ended September 30, 2007 (amounts in thousands):

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

There were no such charges in the three and six months ended September 30, 2008.

(10)         2.125% Junior Subordinated Convertible Debentures

In December 2007, the Company issued $1.15 billion principal amount of 2.125% junior subordinated convertible debentures due December 15, 2037, to two initial purchasers in a private offering.  The debentures are subordinated in right of payment to any future senior debt of the Company and are effectively subordinated in right of payment to the liabilities of the Company’s subsidiaries.  The debentures are convertible, subject to certain conditions, into shares of the Company’s common stock at an initial conversion rate of 29.2783 shares of common stock per one thousand dollar principal amount of debentures, representing an initial conversion price of approximately $34.16 per share of common stock.  As of September 30, 2008, none of the conditions allowing holders of the debentures to convert had been met.  The conversion rate will be subject to adjustment for certain events as outlined in the indenture governing the debentures, including in the event the Company pays a cash dividend on its common stock, but will not be adjusted for accrued interest.  As a result of a cash dividend of $0.338 per share paid in August 2008, the conversion rate was adjusted to 30.1585 shares of common stock per $1,000 of principal amount of debentures, representing a conversion price of approximately $33.16 per share of common stock.  The Company received net proceeds of $1,127.0 million upon its initial sale of the debentures after deduction of issuance costs of $23.0 million.  The debt issuance costs are recorded in long-term other assets and are being amortized to interest expense over 30 years.  Interest is payable in cash semiannually in arrears on June 15 and December 15, beginning on June 15, 2008.  Interest expense related to the debentures for the second quarter and the first six months of fiscal 2009 totaled $5.6 million and $12.0 million, respectively, and was included in interest expense on the consolidated statement of income.  The debentures also have a contingent interest component that will require the Company to pay interest during any semiannual interest period if the average trading price of the debenture is greater or less than certain thresholds beginning with the semi-annual interest period commencing on December 15, 2017 (the maximum amount of contingent interest that will accrue is 0.50% of such average trading price per year) and upon the occurrence of certain events, as outlined in the indenture governing the debentures.

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

Prior to September 1, 2037, holders of the debentures may convert their debentures only upon the occurrence of certain events, as outlined in the indenture, including, without limitation, during the five business day period after any 10 consecutive trading day period in which the trading price for a debenture for each day of that 10 consecutive trading day period was less than 98% of the product of the last reported sale of our common stock and the conversion rate on such day (the “conversion value”).  If holders of the debentures convert their debentures in connection with a fundamental change, as defined in the indenture, the Company will, in certain circumstances, be required to pay a make-whole premium in the form of an increase in the conversion rate.  Additionally, in the event of a fundamental change, the holders of the debentures may require the Company to purchase all or a portion of their debentures at a purchase price equal to 100% of the principal amount of debentures, plus accrued and unpaid interest, if any.

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

The Company concluded the embedded features related to the contingent interest payments, the Company making specific types of distributions (e.g., extraordinary dividends), the redemption feature in the event of changes in tax law, and penalty interest in the event of a failure to maintain an effective registration qualify as derivatives and should be bundled as a compound embedded derivative under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133). Additionally, the Company concluded the registration rights agreement entered into at the time the Company issued the debt is a separate bifurcated derivative, however, the value of this derivative was deemed to be immaterial, due to the low likelihood the registration would not occur.  The fair value of the compound embedded derivative at the date of issuance of the debentures was $1.3 million and is accounted for as a discount on the debentures.  The resulting value of the debentures of $1,148.7 million will be accreted to par value over the term of the debt resulting in $1.3 million being amortized to interest expense over 30 years.  Any change in fair value of this embedded derivative will be included in interest expense on the Company’s consolidated statements of income. The fair value of the derivative as of September 30, 2008 was $0.8 million, compared to the value at March 31, 2008 of $1.5 million, resulting in a reduction of interest expense in the first six months of fiscal 2009 of $0.7 million.  The balance of the debentures on the Company’s consolidated balance sheet at September 30, 2008 was $1,149.5 million, including the fair value of the embedded derivative. The Company also concluded that the debentures are not conventional convertible debt instruments and that the embedded stock conversion option qualifies as a derivative under SFAS No. 133.  In addition, in accordance with Emerging Issues Task Force Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock, the Company has concluded that the embedded conversion option would be classified in stockholders’ equity if it were a freestanding instrument.  Accordingly, the embedded conversion option is not required to be accounted for separately as a derivative.

(11)	Comprehensive Income

Comprehensive income consists of net income offset by net unrealized losses on available-for-sale investments.  The components of other comprehensive income and related tax effects were as follows (amounts in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2008	2007	2008	2007

Decrease (increase) in unrealized losses on investments, net of tax effect of $(67), $1,513, $(233), and $1,172, respectively	$18	$5,175	$(3,201)	$4,153

Comprehensive income was $76.5 million and $156.0 million for the three and six months ended September 30, 2008, respectively.  Comprehensive income was $55.5 million and $136.8 million for the three and six months ended September 30, 2007, respectively.

(12)	Employee Benefit Plans

Share-Based Compensation Expense

The following table presents details of share-based compensation expense resulting from the application of SFAS No. 123 (revised 2004), Share-Based Payments (SFAS 123R) (amounts in thousands):

	Three Months Ended September 30,				Six Months Ended September 30,
	2008		2007		2008		2007
Cost of sales	$2,053	(1)	$1,493	(1)	$3,678	(1)	$3,083	(1)
Research and development	2,640		2,509		5,075		5,095
Selling, general and administrative	3,800		3,769		7,439		7,626
Pre-tax effect of share-based compensation	8,493		7,771		16,192		15,804
Income tax benefit	1,537		1,586		2,930		3,217
Net income effect of share-based compensation	$6,956		$6,185		$13,262		$12,587
Effect on basic net income per common share	$0.03		$0.02		$0.07		$0.06
Effect on diluted net income per share	$0.04		$0.03		$0.07		$0.06

(1) During the three and six months ended September 30, 2008, $1.7 million and $3.1 million, respectively, was capitalized to inventory and $2.1 million and $3.7 million, respectively, of capitalized inventory was sold.  During the three and six months ended September 30, 2007, $1.6 million and $3.2 million, respectively, was capitalized to inventory and $1.5 million and $3.1 million, respectively, of capitalized inventory was sold.

The amount of unearned share-based compensation currently estimated to be expensed in the remainder of fiscal 2009 through fiscal 2013 related to unvested share-based payment awards at September 30, 2008 is $65.6 million.  The weighted average period over which the unearned share-based compensation is expected to be recognized is approximately 2.33 years.

Combined Incentive Plan Information

The total intrinsic value of restricted stock units (“RSUs”) which vested during the three and six months ended September 30, 2008 was $3.5 million and $7.4 million, respectively.  The aggregate intrinsic value of RSUs outstanding at September 30, 2008 was $89.0 million, calculated based on the closing price of the Company’s common stock of $29.43 on September 30, 2008.  At September 30, 2008, the weighted average remaining expense recognition period was 2.54 years.

The weighted average fair values per share of the RSUs awarded are calculated based on the fair market value of the Company’s common stock on the respective grant dates discounted for the Company’s expected dividend yield.  The weighted average fair value per share of RSUs awarded in the three and six months ended September 30, 2008 was $26.74 and $27.36, respectively.  The weighted average fair value per share of RSUs awarded in the three and six months ended September 30, 2007 was $32.43 and $32.47, respectively.

The total intrinsic value of options exercised during the three and six months ended September 30, 2008 was $5.9 million and $18.7 million, respectively.  This intrinsic value represents the difference between the fair market value of the Company’s common stock on the date of exercise and the exercise price of each equity award.

The aggregate intrinsic value of options outstanding and options exercisable at September 30, 2008 was $61.7 million and $54.1 million, respectively.  The aggregate intrinsic values were calculated based on the closing price of the Company’s common stock of $29.43 per share on September 30, 2008.

For the three months ended September 30, 2008 and 2007, the number of option shares exercisable was 8,310,342 and 9,044,528, respectively, and the weighted average exercise price per share was $23.02 and $21.21, respectively.

The weighted average fair value per share of stock options granted in the three months ended September 30, 2008 was $10.39.  There were no stock options granted in the three months ended June 30, 2008.  The weighted average fair value per share of stock options granted in the three and six months ended September 30, 2007 was $12.16 and $12.20, respectively.

(13)	Net Income Per Common Share

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Six Months Ended September 30,
	2008	2007	2008	2007

Net income	$76,512	$60,679	$152,822	$140,972
Weighted average common shares outstanding	183,615	216,797	184,139	217,432
Dilutive effect of stock options and RSUs	4,321	5,207	5,354	5,374
Weighted average common and potential common shares outstanding	187,936	222,004	189,493	222,806
Basic net income per common share	$0.42	$0.28	$0.83	$0.65
Diluted net income per common share	$0.41	$0.27	$0.81	$0.63

Diluted net income per common share for the three months ended September 30, 2008 does not include any incremental shares issuable upon the exchange of the debentures (see Note 10).  The six-month period ended September 30, 2008 includes 588,892 incremental shares issuable upon the exchange of the debentures.  The debentures have no impact on diluted net income per common share unless the average price of the Company’s common stock exceeds the conversion price because the principal amount of the debentures will be settled in cash upon conversion.  Prior to conversion, the Company will include, in the diluted net income per common share calculation, the effect of the additional shares that may be issued when the Company’s common stock price exceeds the conversion price using the treasury stock method.  The weighted average conversion price used in calculating the dilutive effect of the convertible debt for the three and six months ended September 30, 2008 was $33.30 and $33.48, respectively.

Weighted average common shares exclude the effect of anti-dilution option shares.  As of the three and six-month periods ended September 30, 2008, the number of option shares that were antidilutive was 275,102 and 149,529, respectively.  As of the three-month period ended September 30, 2007, the number of option shares that were antidilutive was 24,000.  There were no antidilutive shares for the six-month period ended September 30, 2007.

(14)	Stock Repurchase

During the three and six months ended September 30, 2008, the Company purchased 3.3 million and 4.0 million shares of its common stock for a total of $100.3 million and $123.9 million, respectively. During the three and six months ended September 30, 2007, the Company purchased 4.0 million shares of its common stock for a total of $150.2 million.

As of September 30, 2008, approximately 36.9 million shares remained as treasury shares with the balance of the shares being used to fund share issuance requirements under the Company’s equity incentive plans. The timing and amount of future repurchases will depend upon market conditions, interest rates, and corporate considerations.

(15)	Dividends

On October 28, 2002, the Company announced that its Board of Directors had approved and instituted a quarterly cash dividend on its common stock.  A quarterly cash dividend of $0.338 per share was paid on August 21, 2008 in the aggregate amount of $62.2 million.  A quarterly cash dividend of $0.339 per share was declared on October 23, 2008 and will be paid on November 28, 2008 to shareholders of record as of November 14, 2008.  The Company expects the November 2008 payment of its quarterly cash dividend to be approximately $61.7 million.

(16)        Subsequent Events

On October 2, 2008, the Company and ON Semiconductor Corporation announced that they had sent  a proposal to the Board of Directors of Atmel Corporation to acquire Atmel for $5.00 per share in cash or a total of approximately $2.3 billion.  On October 29, 2008, Atmel announced that its Board of Directors had determined that the unsolicited proposal from the Company and ON Semiconductor was inadequate.  On October 30, 2008, the Company and ON Semiconductor announced that they were disappointed with Atmel’s rejection of their proposal and that they would consult with their respective Boards of Directors and advisors and determine their next steps in due course.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report, including “Part I – Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part II - Item 1A Risk Factors” contains certain forward-looking statements that involve risks and uncertainties, including statements regarding our strategy, financial performance and revenue sources.  We use words such as “anticipate,” “believe,” “plan,” “expect,” “future,” “intend” and similar expressions to identify forward-looking statements.  Our actual results could differ materially from the results anticipated in these forward-looking statements as a result of certain factors including those set forth under “Risk Factors,” beginning at page 36 and elsewhere in this Form 10-Q.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  You should not place undue reliance on these forward-looking statements.  We disclaim any obligation to update information contained in any forward-looking statement.  These forward-looking statements include, without limitation, statements regarding the following:

•	The effects that declining economic conditions and fluctuations in the global credit and equity markets may have on our financial condition and results of operation;
•	The effects and amount of competitive pricing pressure on our product lines;
•	Our ability to moderate future average selling price declines;
•	The effect of product mix on gross margin;
•	The amount of changes in demand for our products and those of our customers;
•	The level of orders that will be received and shipped within a quarter;
•	The effect that distributor and customer inventory holding patterns will have on us;
•	Our belief that our direct sales personnel combined with our distributors provide an effective means of reaching our customer base;
•	Our ability to increase the proprietary portion of our analog and interface product lines and the effect of such an increase;
•	The impact of any supply disruption we may experience;
•	Our ability to effectively utilize our facilities at appropriate capacity levels and anticipated costs;
•	That our existing facilities and planned expansion activities provide sufficient capacity to respond to increases in demand;
•	That manufacturing costs will be reduced by transition to advanced process technologies;
•	Our ability to absorb fixed costs, labor and other direct manufacturing costs;
•	Our ability to maintain manufacturing yields;
•	Continuing our investments in new and enhanced products;
•	Our ability to attract and retain qualified personnel, and the accuracy of our assessment of the status of our employee relations;
•	The cost effectiveness of using our own assembly and test operations;
•	Our anticipated level of capital expenditures;
•	The adequacy of our patent strategy;
•	Continuation of quarterly cash dividends;
•	The sufficiency of our existing sources of liquidity;
•	The impact of seasonality on our business;
•	The accuracy of our estimates used in valuing employee equity awards;
•	That the resolution of legal actions will not harm our business, and the accuracy of our assessment of the probability of loss and range of potential loss;
•	That the idling of assets will not impair the value of such assets;
•	The recoverability of our deferred tax assets;
•	The adequacy of our tax reserves to offset any potential tax liabilities, having the appropriate support for our income tax positions and the accuracy of our estimated tax rate;
•	Our belief that the expiration of any tax holidays will not have a material impact;
•	The accuracy of our estimates of the useful life and values of our property;
•	Our ability to obtain patents and intellectual property licenses and minimize the effects of litigation;

•	The level of risk we are exposed to for product liability claims;
•	The amount of labor unrest, political instability, governmental interference and changes in general economic conditions that we experience;
•	The effect of fluctuations in market interest rates on income and/or cash flows;
•	The effect of fluctuations in currency rates;
•	Our ability to collect accounts receivable;
•	Our belief that the combination of distributors we have chosen will support the needs of our customers and not adversely impact our net sales;
•	Our belief that our investments in student loan auction rate municipal bond offerings are of high credit quality;
•	Our ability to hold our fixed income investments and auction rate securities until the market recovers, and the immaterial impact this will have on our liquidity;
•	The accuracy of our estimation of the cost effectivity of our insurance coverage;
•	Our belief that our activities are conducted in compliance with environmental regulations;
•	Our belief that deferred cost of sales will have low risk of material impairment;
•	Our implementation of various actions to reduce payroll, discretionary and variable costs in response to current economic conditions; and
•	Our expectation of recognizing a one-time tax benefit associated with the retroactive extension of the research and development tax credit.

We begin our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) with a summary of Microchip’s overall business strategy to give the reader an overview of the goals of our business and the overall direction of our business and products.  This is followed by a discussion of the Critical Accounting Policies and Estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results.  We then discuss our Results of Operations for the three and six months ended September 30, 2008 compared to the three and six months ended September 30, 2007.  We then provide an analysis of changes in our balance sheet and cash flows, and discuss our financial commitments in sections titled “Liquidity and Capital Resources,” “Contractual Obligations” and “Off-Balance Sheet Arrangements.”

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

We sell our products to a broad base of domestic and international customers across a variety of industries.  The principal markets that we serve include consumer, automotive, industrial, office automation and telecommunications.  Our business is subject to fluctuations based on economic conditions within these markets.  Although our net sales in the September 30, 2008 quarter increased from the June 30, 2008 quarter and the September 30, 2007 quarter, the recent weakness in general economic conditions has adversely impacted our net sales to customers in the markets we serve.

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

Critical Accounting Policies and Estimates

General

Our discussion and analysis of Microchip’s financial condition and results of operations is based upon our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the U.S.  We review the accounting policies we use in reporting our financial results on a regular basis.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent liabilities.  On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, share-based compensation, inventories, investments, income taxes, property plant and equipment, impairment of property, plant and equipment, junior subordinated convertible debentures and litigation.  We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  Results may differ from these estimates due to actual outcomes being different from those on which we based our assumptions.  We review these estimates and judgments on an ongoing basis.  We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.  We also have other policies that we consider key accounting policies, such as our policy regarding revenue recognition to OEMs; however, we do not believe these policies require us to make estimates or judgments that are as difficult or subjective as our policies described below.

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

We sell the majority of the items in our product catalog to our distributors worldwide at a uniform list price.  However, distributors resell our products to end customers at a very broad range of individually negotiated price points.  The majority of our distributors’ resales require a reduction from the original list price paid.  Often, under these circumstances, we remit back to the distributor a portion of their original purchase price after the resale transaction is completed in the form of a credit against the distributors’ outstanding accounts receivable balance.  The credits are on a per unit basis and are not given to the distributor until they provide information to us regarding the sale to their end customer.  The price reductions vary significantly based on the customer, product, quantity ordered, geographic location and other factors and discounts to a price less than our cost have historically been rare.  The effect of granting these credits establishes the net selling price to our distributors for the product and results in the net revenue recognized by us when the product is sold by the distributors to their end customers.  Thus, a portion of the “Deferred income on shipments to distributors” balance represents the amount of distributors’ original purchase price that will be credited back to the distributor in the future.  The wide range and variability of negotiated price concessions granted to distributors does not allow us to accurately estimate the portion of the balance in the deferred income on shipments to distributors account that will be credited back to the distributors.  Therefore, we do not reduce deferred income on shipments to distributors or accounts receivable by anticipated future concessions; rather, price concessions are typically recorded against deferred income on shipments to distributors and accounts receivable when incurred, which is generally at the time the distributor sells the product.  At September 30, 2008, we had approximately $147.3 million of deferred revenue and $43.8 million in deferred cost of sales recognized as $103.5 million of deferred income on shipments to distributors.  At March 31, 2008, we had approximately $130.4 million of deferred revenue and $35.0 million in deferred cost of sales recognized as $95.4 million of deferred income on shipments to distributors.  The deferred income on shipments to distributors that will ultimately be recognized in our income statement will be lower than the amount reflected on the balance sheet due to additional price credits to be granted to the distributors when the product is sold to their customers.  These additional price credits historically have resulted in the deferred income approximating the overall gross margins that we recognize in the distribution channel of our business.

Distributor advances, reflected as a reduction of deferred income on shipments to distributors on our consolidated balance sheets, totaled $49.5 million at September 30, 2008 and $36.4 million at March 31, 2008.  On sales to distributors, our payment terms generally require the distributor to settle amounts owed to us for an amount in excess of their ultimate cost.  The sales price to our distributors may be higher than the amount that the distributors will ultimately owe us because distributors often negotiate price reductions after purchasing the product from us and such reductions are often significant.  It is our practice to apply these negotiated price discounts to future purchases, requiring the distributor to settle receivable balances, on a current basis, generally within 30 days, for amounts originally invoiced.  This practice has an adverse impact on working capital of our distributors.  As such, we have entered into agreements with certain distributors whereby we advance cash to the distributors to reduce the distributor’s working capital requirements.  These advances are reconciled at least on a quarterly basis and are estimated based on the amount of ending inventory as reported by the distributor multiplied by a negotiated percentage.  Such advances have no our impact on revenue recognition or our consolidated statements of income.  We process discounts taken by distributors against our deferred income on shipments to distributors’ balance and true-up the advanced amounts generally after the end of each completed fiscal quarter.  The terms of these advances are set forth in binding legal agreements and are unsecured, bear no interest on unsettled balances and are due upon demand.  The agreements governing these advances can be cancelled by us at any time.

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

Products returned by distributors and subsequently scrapped have historically been immaterial to our consolidated results of operations.  We routinely evaluate the risk of impairment of the deferred cost of sales component of the deferred income on shipments to distributors account.  Because of the historically immaterial amounts of inventory that have been scrapped, and historically rare instances where discounts given to a distributor result in a price less than our cost, we believe the deferred costs are recorded at their approximate carrying value.

Share-Based Compensation

In the first quarter of fiscal 2007, we adopted SFAS No. 123R, which requires the measurement at fair value and recognition of compensation expense for all share-based payment awards, including grants of employee stock options, RSUs and employee stock purchase rights, to be recognized in our financial statements based on their respective grant date fair values.  Total share-based compensation during the six months ended September 30, 2008 was $15.6 million, of which $12.5 million was reflected in operating expenses and $3.1 million was capitalized to inventory.  Share-based compensation reflected in cost of sales during the six months ended September 30, 2008 was $3.7 million.

Determining the appropriate fair-value model and calculating the fair value of share-based awards at the date of grant requires judgment.  The fair value of our RSUs is based on the fair market value of our common stock on the date of grant discounted for expected future dividends.  We use the Black-Scholes option pricing model to estimate the fair value of employee stock options and rights to purchase shares under stock participation plans, consistent with the provisions of SFAS No. 123R.  Option pricing models, including the Black-Scholes model, also require the use of input assumptions, including expected volatility, expected life, expected dividend rate, and expected risk-free rate of return.  We use a blend of historical and implied volatility based on options freely traded in the open market as we believe this is more reflective of market conditions and a better indicator of expected volatility than using purely historical volatility.  The expected life of the awards is based on historical and other economic data trended into the future.  The risk-free interest rate assumption is based on observed interest rates appropriate for the terms of our awards.  The dividend yield assumption is based on our history and expectation of future dividend payouts.  SFAS No. 123R requires us to develop an estimate of the number of share-based awards which will be forfeited due to employee turnover.  Quarterly changes in the estimated forfeiture rate can have a significant effect on reported share-based compensation, as the effect of adjusting the rate for all expense amortization after April 1, 2006 is recognized in the period the forfeiture estimate is changed.  If the actual forfeiture rate is higher or lower than the estimated forfeiture rate, then an adjustment is made to increase or decrease the estimated forfeiture rate, which will result in a decrease or increase to the expense recognized in the financial statements.  If forfeiture adjustments are made, they would affect our gross margin, research and development expenses, and selling, general, administrative expenses.  The effect of forfeiture adjustments through the second quarter of fiscal 2009 was immaterial.

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

Our trading securities consist of strategic investments in shares of publicly traded common stock and restricted cash representing cash collateral for put options we have sold on two of our trading securities.  Our investments in trading securities are carried at fair value with unrealized gains and losses reported in other income, net.

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

We include within our short-term investments our trading securities, as well as our income yielding available-for-sale securities that can be readily converted to cash and include within long-term investments those income yielding available-for-sale securities with maturities of over one year that have unrealized losses attributable to them.  We have the ability to hold our long-term investments until such time as these assets are no longer impaired.  Such recovery of unrealized losses is not expected to occur within the next year.

Due to the lack of availability of observable market quotes on certain of the our investment portfolio of ARS, we utilize valuation models including those that are based on expected cash flow streams and collateral values, including assessments of counterparty credit quality, default risk underlying the security, discount rates and overall capital market liquidity. The valuation of our ARS investment portfolio is subject to uncertainties that are difficult to predict.  Factors that may impact our ARS valuation include changes to credit ratings of the securities as well as to the underlying assets supporting those securities, rates of default of the underlying assets, underlying collateral value, discount rates, counterparty risk, the ongoing strength and quality of the credit markets and market liquidity.

The credit markets experienced significant deterioration and uncertainty beginning in the second half of fiscal 2008.  If these conditions continue, or we experience any additional ratings downgrades on any investments in our portfolio (including our ARS), we may incur additional impairments to our investment portfolio, which could negatively affect our financial condition, cash flow and reported earnings.

Income Taxes

As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate.  This process involves estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes.  These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet.  We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income within the relevant jurisdiction and to the extent we believe that recovery is not likely, we must establish a valuation allowance.  We have not provided for a valuation allowance because we believe that it is more likely than not that our deferred tax assets will be recovered from future taxable income.  Should we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.  At September 30, 2008, our gross deferred tax asset was $67.2 million.

Various taxing authorities in the United States and other countries in which we do business scrutinize the tax structures employed by businesses.  Companies of our size and complexity are regularly audited by the taxing authorities in the jurisdictions in which they conduct significant operations.  We are currently under audit by the United States Internal Revenue Service (IRS) for our fiscal years ended March 31, 2002, 2003, 2004 and 2005.  We recognize liabilities for anticipated tax audit issues in the United States and other tax jurisdictions based on our estimate of whether, and the extent to which, additional tax payments are probable.  We believe that we maintain adequate tax reserves to offset any potential tax liabilities that may arise upon these and other pending audits in the United States and other countries in which we do business.  If such amounts ultimately prove to be unnecessary, the resulting reversal of such reserves would result in tax benefits being recorded in the period the reserves are no longer deemed necessary.  If such amounts ultimately prove to be less than an ultimate assessment, a future charge to expense would be recorded in the period in which the assessment is determined.

Property, Plant and Equipment

Property, plant and equipment are stated at cost.  Major renewals and improvements are capitalized, while maintenance and repairs are expensed when incurred.  At September 30, 2008, the carrying value of our property and equipment totaled $543.1 million, which represents 21.6% of our total assets.  This carrying value reflects the application of our property and equipment accounting policies, which incorporate estimates, assumptions and judgments relative to the useful lives of our property and equipment.  Depreciation is provided on a straight-line basis over the estimated useful lives of the related assets, which range from 5 to 7 years on manufacturing equipment, from 10 to 15 years on leasehold improvements and approximately 30 years on buildings.

We began production activities at Fab 4 on October 31, 2003.  We began to depreciate the Fab 4 assets as they were placed in service for production purposes.  As of September 30, 2008, all of the buildings and supporting facilities were being depreciated as well as the manufacturing equipment that had been placed in service.  All manufacturing equipment that was not being used in production activities was maintained in projects in process and is not being depreciated until it is placed into service since management believes there will be no change to its utility from the present time until it is placed into productive service.  The lives to be used for depreciating this equipment at Fab 4 will be evaluated at such time as the assets are placed in service.  We do not believe that the temporary idling of such assets has impaired the estimated life or carrying values of the underlying assets.

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

Junior Subordinated Convertible Debentures

We account for our junior subordinated convertible debentures and related provisions in accordance with the provisions of Emerging Issues Task Force Issue (EITF) No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, EITF No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, EITF No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, EITF No. 01-6, The Meaning of “Indexed to a Company’s Own Stock”, and EITF No. 04-08, The Effect of Contingently Convertible Debt on Diluted Earn.  We also evaluate the instruments in accordance with SFAS No. 133 (SFAS 133), Accounting for Derivative Instruments and Hedging Activities, which requires bifurcation of embedded derivative instruments and measurement of fair value for accounting purposes.  EITF No. 04-08 requires us to include the dilutive effect of the shares of our common stock issuable upon conversion of the outstanding junior subordinated convertible debentures in our diluted income per share calculation regardless of whether the market price trigger or other contingent conversion feature has been met.  We apply the treasury stock method as we have the intent and current ability to settle the principal amount of the junior subordinated convertible debentures in cash.  This method results in incremental dilutive shares when the average fair value of our common stock for a reporting period exceeds the conversion price per share which was $33.16 at September 30, 2008 and adjusts as dividends are recorded in the future.

Litigation

Our current estimated range of liability related to pending litigation is based on the probable loss of claims for which we can estimate the amount and range of loss.  Recorded reserves were not significant at September 30, 2008.

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

Results of Operations

The following table sets forth certain operational data as a percentage of net sales for the periods indicated:

	Three Months Ended September 30,		Six Months Ended September 30,
	2008	2007	2008	2007

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	39.1%	40.2%	39.1%	40.1%
Gross profit	60.9%	59.8%	60.9%	59.9%
Research and development	11.7%	11.3%	11.7%	11.3%
Selling, general and administrative	16.9%	16.6%	16.9%	16.6%
Loss on sale of Fab 3	--%	10.4%	--%	5.1%
Operating income	32.3%	21.5%	32.3%	26.9%

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

Our net sales for the quarter ended September 30, 2008 were $269.7 million, an increase of 0.6% from the previous quarter’s sales of $268.2 million, and an increase of 4.3% from net sales of $258.6 million in the quarter ended September 30, 2007.  Our net sales for the six months ended September 30, 2008 were $537.9 million, an increase of 2.9% from net sales of $522.7 million in the six months ended September 30, 2007.  The changes in net sales in these periods resulted primarily from changes in market conditions across all of our product lines.  Average selling prices for our products were down approximately 5% for the three and six-month periods ended September 30, 2008 over the corresponding periods of the previous fiscal year.  The number of units of our products sold were up approximately 9% and 7% for the three and six-month periods ended September 30, 2008 over the corresponding periods of the previous fiscal year.  The average selling prices and the unit volumes of our sales are impacted by the mix of our products sold and overall semiconductor market conditions.  Key factors in achieving the amount of net sales during the three and six-month periods ended September 30, 2008 include:

•	increasing semiconductor content in our customers’ products;
•	customers’ increasing needs for the flexibility offered by our programmable solutions;
•	our new product offerings that have increased our served available market;
•	increasing demand for our products;
•	continued market share gains;
•	economic conditions in the markets we serve; and
•	inventory holding patterns of our customers.

 Sales by product line for the three and six months ended September 30, 2008 and 2007 were as follows (dollars in thousands):

	Three Months Ended September 30, (unaudited)				Six Months Ended September 30, (unaudited)
	2008	%	2007	%	2008	%	2007	%

Microcontrollers	$217,089	80.5%	$205,529	79.5%	$434,692	80.8%	$418,834	80.1%
Memory products	27,893	10.3%	32,637	12.6%	56,330	10.5%	62,928	12.0%
Analog and interface products	24,724	9.2%	20,481	7.9%	46,856	8.7%	40,957	7.9%
Total sales	$269,706	100.0%	$258,647	100.0%	$537,878	100.0%	$522,719	100.0%

Microcontrollers

Our microcontroller product line represents the largest component of our total net sales.  Microcontrollers and associated application development systems accounted for approximately 80.5% of our total net sales for the three-month period ended September 30, 2008 and approximately 80.8% of our total net sales for the six-month period ended September 2008 compared to approximately 79.5% of our total net sales for the three-month period ended September 30, 2007 and approximately 80.1% of our total net sales for the six-month period ended September 30, 2007.

Net sales of our microcontroller products increased approximately 5.6% in the three-month period ended September 30, 2008 and 3.8% in the six-month period ended September 30, 2008 compared to the three and six-month periods ended September 30, 2007.  These sales increases were primarily due to increased demand for our microcontroller products in end markets, driven principally by market share gains and those factors described on page 25 above.  The end markets that we serve include the consumer, automotive, industrial control, communications and computing markets.

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

Memory Products

Sales of our memory products accounted for approximately 10.3% of our total net sales for the three-month period ended September 30, 2008 and 10.5% of our total net sales for the six-month period ended September 30, 2008 compared to approximately 12.6% of our total net sales for the three-month period ended September 30, 2007 and 12.0% of our total net sales in the six-month period ended September 30, 2007.

Net sales of our memory products decreased approximately 14.5% in the three-month period ended September 30, 2008 and 10.5% in the six-month period ended September 30, 2008 compared to the three and six-month periods ended September 30, 2007.  These sales decreases were driven primarily by customer demand conditions within the Serial EEPROM market which products comprise substantially all of our memory product net sales.

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

Analog and Interface Products

Sales of our analog and interface products accounted for approximately 9.2% of our total net sales for the three-month period ended September 30, 2008 and 8.7% of our total net sales for the six-month period ended September 30, 2008 compared to approximately 7.9% of our total net sales for the three and six-month periods ended September 30, 2007.

Net sales of our analog and interface products increased approximately 20.7% in the three-month period ended September 30, 2008 and 14.4% in the six-month period ended September 30, 2008 compared to the three and six-month periods ended September 30, 2007.  These sales increases in our analog and interface products were driven primarily by market share gains and supply and demand conditions within the analog and interface market.

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

Distribution

Distributors accounted for approximately 63% of our net sales in the three-month period ended September 30, 2008 and 64% of our net sales in the three-month period ended September 30, 2007.  Distributors accounted for approximately 63% of our net sales in the six-month period ended September 30, 2008 and 65% of our net sales in the six-month period ended September 30, 2007.

Our largest distributor accounted for approximately 13% of our net sales in the three and six-month periods ended September 30, 2008.  Our largest distributor accounted for approximately 12% of our net sales in the three-month period ended September 30, 2007 and 11% in the six months ended September 30, 2007.

Generally, we do not have long-term agreements with our distributors and we, or our distributors, may terminate our relationships with each other with little or no advanced notice.  The loss of, or the disruption in the operations of, one or more of our distributors could reduce our future net sales in a given quarter and could result in an increase in inventory returns.

At September 30, 2008, our distributors maintained 35 days of inventory of our products compared to 33 days at March 31, 2008.  Inventory levels at our distributors are at the low end of our historical averages.  As we recognize revenue based on sell through for all of our distributors, we do not believe that inventory holding patterns at our distributors will materially impact our net sales.

Sales by Geography

Sales by geography for the three and six-month periods ended September 30, 2008 and 2007 were as follows (dollars in thousands):

	Three Months Ended September 30, (unaudited)				Six Months Ended September 30, (unaudited)
	2008	%	2007	%	2008	%	2007	%

Americas	$64,623	24.0%	$69,900	27.0%	$130,751	24.3%	$140,305	26.8%
Europe	73,167	27.1%	75,195	29.1%	151,153	28.1%	155,036	29.7%
Asia	131,916	48.9%	113,552	43.9%	255,974	47.6%	227,378	43.5%
Total sales	$269,706	100.0%	$258,647	100.0%	$537,878	100.0%	$522,719	100.0%

Our sales to foreign customers have been predominately in Asia and Europe, which we attribute to the manufacturing strength in those areas for automotive, communications, computing, consumer and industrial control products.  Americas sales include sales to customers in the United States, Canada, Central America and South America.

Sales to foreign customers accounted for approximately 76% of our net sales in the three and six-month periods ended September 30, 2008 and 74% in the three and six-month periods ended September 30, 2007.  Substantially all of our foreign sales are U.S. dollar denominated. Sales to customers in Asia have generally increased over time due to many of our customers transitioning their manufacturing operations to Asia and growth in demand from the emerging Asian market.  Our sales force in the Americas and Europe supports a significant portion of the design activity for products which are ultimately shipped to Asia.

Gross Profit

Our gross profit was $164.2 million in the three months ended September 30, 2008 and $154.7 million in the three months ended September 30, 2007.  Our gross profit was $327.8 in the six months ended September 30, 2008 and $313.3 million in the six months ended September 30, 2007.  Gross profit as a percentage of sales was 60.9% in the three months ended September 30, 2008 and 59.8% in the three months ended September 30, 2007.  Gross profit as a percentage of sales was 60.9% in the six months ended September 30, 2008 and 59.9% in the six months ended September 30, 2007.

The most significant factors affecting our gross profit percentage in the periods covered by this report were:

•	lower depreciation as a percentage of cost of sales driven by reduced capital requirements in our business due to our purchase of Fab 4;
•	fluctuations in the product mix of microcontrollers, proprietary and non-proprietary analog products and Serial EEPROM products resulting in lower overall average selling prices for our products; and
•	continual cost reductions in wafer fabrication and assembly and test manufacturing such as new manufacturing technologies and more efficient manufacturing techniques.

Other factors that impacted gross profit percentage in the periods covered by this report include:

•	changes in capacity utilization and absorption of fixed costs; and
•	inventory write-offs and the sale of inventory that was previously written off.

During the three-month period ended September 30, 2008, we operated at approximately 99% of our Fab 2 capacity, which is approximately the same level of utilization from the same period of the previous fiscal year. Our utilization of Fab 4’s total capacity is at relatively low levels although we are utilizing all of the installed equipment base.  We are planning a two-week fab shutdown at both Fab 2 and Fab 4 from late December into early January that will adversely impact the capacity utilization of these facilities.  The fab shutdowns are being implemented to help control inventory levels due to current and expected adverse economic conditions.

The process technologies utilized impact our gross margins.  Fab 2 currently utilizes various manufacturing process technologies, but predominantly utilizes our 0.5 to 1.0 micron processes.  Fab 4 predominantly utilizes our 0.35 to 0.5 micron processes.  We continue to transition products to more advanced process technologies to reduce future manufacturing costs.  All of our production has been on 8-inch wafers for the periods covered by this report.

Our overall inventory levels were $126.8 million at September 30, 2008 compared to $124.5 million at March 31, 2008.  We had 110 days of inventory on our balance sheet at September 30, 2008 compared to 112 days at March 31, 2008 and 109 days at September 30, 2007.

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

At September 30, 2008 and September 30, 2007, approximately 68% of our assembly requirements were being performed in our Thailand facility.  Third-party contractors located in Asia perform the balance of our assembly operations.  Substantially all of our test requirements were being performed in our Thailand facility as of September 30, 2008 and September 30, 2007.  We believe that the assembly and test operations performed at our Thailand facility provide us with significant cost savings when compared to contractor assembly and test costs, as well as increased control over these portions of the manufacturing process.  We are planning a one-week plant shutdown of our Thailand facility in the third quarter of fiscal 2009 to help control inventory levels due to current and expected adverse economic conditions.

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

Research and Development (R&D)

R&D expenses for the three months ended September 30, 2008 were $31.3 million, or 11.7% of sales, compared to $29.3 million, or 11.3% of sales, for the three months September 30, 2007.  R&D expenses for the six months ended September 30, 2008 were $62.9 million, or 11.7% of sales, compared to $59.1 million, or 11.3% of sales, for the six months ended September 30, 2007.  We are committed to investing in new and enhanced products, including development systems software, and in our design and manufacturing process technologies.  We believe these investments are significant factors in maintaining our competitive position. We expense all R&D costs as incurred.  Assets purchased to support our ongoing research and development activities are capitalized when related to products which have achieved technological feasibility or that have alternative future uses and are amortized over their expected useful lives.  R&D expenses include labor, depreciation, masks, prototype wafers, and expenses for the development of process technologies, new packages, and software to support new products and design environments.

R&D expenses increased $2.0 million, or 7.0%, for the three months ended September 30, 2008 over the same period last year.  R&D expenses increased $3.8 million, or 6.5%, for the six months ended September 30, 2008 over the same period last year.  The primary reasons for the increases in R&D expenses in these periods was higher labor costs as a result of expanding our internal R&D headcount.

We are implementing various actions in the third quarter of fiscal 2009 to reduce payroll, discretionary and variable costs in response to current and expected adverse economic conditions.

Selling, General and Administrative

Selling, general and administrative expenses for the three months ended September 30, 2008 were $45.6 million, or 16.9% of sales, compared to $43.0 million, or 16.6% of sales, for the three months ended September 30, 2007.  Selling, general and administrative expense for the six months ended September 30, 2008 were $91.0 million, or 16.9% of sales, compared to $86.7 million or 16.6% of sales, for the six months ended September 30, 2007.  Selling, general and administrative expenses include salary expenses related to field sales, marketing and administrative personnel, advertising and promotional expenditures and legal expenses.  Selling, general and administrative expenses also include costs related to our direct sales force and field applications engineers who work in sales offices worldwide to stimulate demand by assisting customers in the selection and use of our products.

Selling, general and administrative expenses increased $2.7 million, or 6.2%, for the three months ended September 30, 2008 over the same period last year.  Selling, general and administrative expenses increased $4.3 million, or 4.9%, for the six months ended September 30, 2008 over the same period last year.  The primary reason for the increases in selling, general and administrative expenses in these periods was higher labor costs as a result of expanding our internal resources involved in the technical aspect of selling our products.

We are implementing various actions in the third quarter of fiscal 2009 to reduce payroll, discretionary and variable costs in response to current and expected adverse economic conditions.

Loss on Sale of Fab 3

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

Other Income (Expense)

Interest income in the three-month period ended September 30, 2008 decreased to $10.2 million from $14.4 million in the three-month period ended September 30, 2007.  Interest income in the six-month period ended September 30, 2008 decreased to $20.4 million from $29.3 million in the six-month period ended September 30, 2007.  The primary reason for the reductions in interest income were attributable to lower interest rates on our invested cash balances for the three and six-month periods ended September 30, 2008.  Interest expense in the three and six-month periods ended September 30, 2008 was $5.6 million and $12.0 million respectively, due to the $1.5 billion in 2.125% junior subordinated convertible debentures we issued in December 2007.  There was no interest expense in the three or six-month periods ended September 30, 2007.  Other, net in the three-month period ended September 30, 2008 increased to $1.7 million from $0.1 million in the three-month period ended September 30, 2007 primarily related to market fluctuations in our trading securities and written put options as described in Note 4 to our consolidated financial statements.  Other, net was $4.4 million in the six months ended September 30, 2008 compared to $1.0 million in the six months ended September 30, 2007 primarily related to market fluctuations in our trading securities and written put options as described in Note 4 to our consolidated financial statements offset by losses related to currency rate fluctuations.

Provision for Income Taxes

The provision for income taxes reflects tax on foreign earnings and federal and state tax on U.S. earnings.  We had an effective tax rate of 18.1% for the three and six-month periods ended September 30, 2008, 13.5% for the three-month period ended September 30, 2007 and 17.5% for the six-month period ended September 30, 2007.  The lower tax rates in the three and six months ended September 30, 2007 were driven by the U.S. tax benefit associated with our sale of Fab 3.  Our effective tax rate is lower than statutory rates in the U.S. due primarily to our mix of earnings in foreign jurisdictions with lower tax rates.

Our Thailand manufacturing operations currently benefit from numerous tax holidays that have been granted to us by the Thailand government based on our investments in property, plant and equipment in Thailand.  Our tax holiday periods in Thailand expire at various times in the future.  Any expiration of our tax holidays are expected to have a minimal impact on our overall tax expense due to other tax holidays and an increase in income in other taxing jurisdictions with lower statutory rates.

In October 2008, the U.S. Congress passed the Emergency Economic Stabilization Act of 2008 which included a provision to extend the research and development tax credit retroactively to January 1, 2008.  As a result, we expect to recognize a one-time tax benefit of approximately $1.8 million in the quarter ending December 31, 2008.

Liquidity and Capital Resources

We had $1,519.7 million in cash, cash equivalents and short-term and long-term investments at September 30, 2008, an increase of $0.6 million from the March 31, 2008 balance.  The increase in cash, cash equivalents and short-term and long-term investments over this time period is primarily attributable to cash generated from operating activities being offset by dividends and stock repurchase activity in the six months ended September 30, 2008.

Net cash provided from operating activities was $267.5 million for the six-month period ended September 30, 2008 compared to $228.0 million for the six-month period ended September 30, 2007.

During the six months ended September 30, 2008, net cash used in investing activities was $230.4 million.  During the six months ended September 30, 2007, net cash provided by investing activities was $2.7 million.  The decrease in cash was due primarily to changes in our net purchases, sales and maturities of short-term and long-term investments and higher capital expenditures in the six-month period ended September 30, 2008.

We enter into derivative transactions from time to time in an attempt to reduce our exposure to currency rate fluctuations.  Although none of the countries in which we conduct significant foreign operations have had a highly inflationary economy in the last five years, there is no assurance that inflation rates or fluctuations in foreign currency rates in countries where we conduct operations will not adversely affect our operating results in the future.  At September 30, 2008, we had foreign currency forward contracts with a national amount of $0.4 million outstanding.

Our level of capital expenditures varies from time to time as a result of actual and anticipated business conditions.  Capital expenditures in the six months ended September 30, 2008 were $68.0 million compared to $37.2 million for the six months ended September 30, 2007.  Capital expenditures are primarily for the expansion of production capacity and the addition of research and development equipment.  We currently anticipate spending approximately $80 million during the next twelve months to invest in equipment and facilities to maintain, and selectively increase, capacity to meet our currently anticipated needs, including approximately $25 million to expand our facilities in Thailand.

We expect to finance capital expenditures through our existing cash balances and cash flows from operations.  We believe that the capital expenditures anticipated to be incurred over the next twelve months will provide sufficient manufacturing capacity to meet our currently anticipated needs.

Net cash used in financing activities was $213.1 million for the six months ended September 30, 2008 compared to $224.0 million for the six months ended September 30, 2007.  Proceeds from the exercise of stock options and employee purchases under our employee stock purchase plans were $25.5 million for the six months ended September 30, 2008 and $37.7 million for the six months ended September 30, 2007.  We paid cash dividends to our shareholders of $123.1 million in the six months ended September 30, 2008 and $125.2 million in the six months ended September 30, 2007.  Excess tax benefits from share-based payment arrangements were $8.6 million in the six months ended September 30, 2008 and $13.7 million in the six months ended September 30, 2007.

On December 11, 2007, we announced that our Board of Directors had authorized the repurchase of up to an additional 10.0 million shares of our common stock in the open market or in privately negotiated transactions. During the six months ended September 30, 2008, we purchased 4.0 million shares of our common stock for a total of $123.9 million.  As of September 30, 2008, we had repurchased 7.5 million shares under this 10.0 million share authorization for a total of $234.7 million.  There is no expiration date associated with this program.

Our Board of Directors authorized the repurchase of 21.5 million shares of our common stock in December 2007 concurrent with our junior subordinated convertible debenture transaction for a total of $638.6 million and no further shares are available to be repurchased under this authorization.

As of September 30, 2008, approximately 36.9 million shares of our common stock remained as treasury shares with the balance of the repurchased shares being used to fund share issuance requirements under our equity incentive plans. The timing and amount of future repurchases will depend upon market conditions, interest rates, and corporate considerations.

On October 28, 2002, we announced that our Board of Directors had approved and instituted a quarterly cash dividend on our common stock.  We have continued to pay quarterly dividends and have increased the amount of such dividends on a regular basis.  A quarterly dividend of $0.338 per share was paid on August 21, 2008 in the aggregate amount of $62.2 million.  A quarterly dividend of $0.339 per share was declared on October 23, 2008 and will be paid on November 28, 2008 to shareholders of record as of November 14, 2008.  We expect the aggregate November 2008 cash dividend to be approximately $61.7 million.  Our Board is free to change our dividend practices at any time and to increase or decrease the dividend paid, or not to pay a dividend on our common stock on the basis of our results of operations, financial condition, cash requirements and future prospects, and other factors deemed relevant by our Board.  Our current intent is to provide for ongoing quarterly cash dividends depending upon market conditions and our results of operations.

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

Off-Balance Sheet Arrangements

As of September 30, 2008, we are not involved in any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

In May 2008, the FASB released FSP APB 14-1 Accounting For Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement) (FSP APB 14-1) that alters the accounting treatment for convertible debt instruments that allow for either mandatory or optional cash settlements. FSP APB 14-1 will impact the accounting associated with our $1.15 billion junior subordinated convertible debentures.  FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods, and will require us to recognize additional (non-cash) interest expense based on the market rate for similar debt instruments without the conversion feature.  Furthermore, FSP APB 14-1 would require us to recognize interest expense in prior periods pursuant to retrospective accounting treatment.  FSP APB 14-1 will have no impact on our actual past or future cash flows.  FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and will be adopted by us on April 1, 2009.  We are further evaluating the impact the adoption of FSP APB 14-1 will have on our consolidated results of operations and financial condition.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our investment portfolio, consisting of fixed income securities and money market funds and cash deposits that we hold on an available-for-sale basis, was $1,519.7 million as of September 30, 2008, and $1,552.7 million as of June 30, 2008.  These securities, like all fixed income instruments, are subject to interest rate risk and will decline in value if market interest rates increase.  We have the ability to hold our fixed income investments until maturity and, therefore, we would not expect to recognize any material adverse impact in income or cash flows if market interest rates increase.

At September 30, 2008, $53.0 million of the fair value of our investment portfolio was invested in auction rate securities. Historically, the carrying value of auction rate securities approximated fair value due to the frequent resetting of the interest rates.  If an auction fails for amounts we have invested, our investment will not be liquid.  With the liquidity issues experienced in the global credit and capital markets, our auction rate securities have experienced multiple failed auctions.  In September 2007 and February 2008, auctions for $24.9 million and $34.8 million, respectively, of the original purchase value of our investments in auction rate securities had failed.  While we continue to earn interest on these investments based on a pre-determined formula with spreads tied to particular interest rate indices, the estimated market value for a portion of these auction rate securities no longer approximates the original purchase value.

At September 30, 2008, the $24.9 million of auction rate securities that failed during September 2007 were all AA rated by Standard & Poors and all but $2.5 million of the securities possesses credit enhancement in the form of insurance for principal and interest. The underlying characteristics of $22.4 million of these auction rate securities relate to servicing statutory requirements in the life insurance industry and $2.5 million relates to a specialty finance company that had a AAA rating from Standard & Poors and the issue we own had a AA rating from Standard & Poors at September 30, 2008.  In October 2008, Moody’s downgraded the $2.5 million investment to a rating of Ba1 from Aa2 which may affect future fair value estimates of this security.  The $24.9 million in failed auctions have continued to fail through the filing date of this report.  As a result, we will not be able to access such funds until a future auction on these investments is successful.  The fair value of the failed auction rate securities has been estimated based on market information and estimates determined by management and could change significantly based on market conditions.  Based on the estimated values, we concluded these investments were other than temporarily impaired and recognized an impairment charge on these investments of $2.4 million during fiscal 2008 and $0.9 million and $0.3 million during the first and second quarters, respectively, of fiscal 2009.  If the issuers are unable to successfully close future auctions or if their credit ratings deteriorate, we may be required to further adjust the carrying value of the investments through an impairment charge to earnings.

The $34.8 million of auction rate securities that failed during February 2008 are investments in student loan-backed municipal bond auction rate securities.  Approximately, $0.2 million and $1.7 million of these auction rate securities were redeemed at par by the issuer during the first and second quarters of fiscal 2009, respectively, reducing the Company’s overall position to $32.9 million.  Based upon our evaluation of available information, we believe these investments are of high credit quality, as all of the investments carry at least two AAA credit ratings and are largely backed by the federal government (Federal Family Education Loan Program).  The fair value of the failed auction rate securities has been estimated based on market information and estimates determined by management and could change significantly based on market conditions.  In August 2008, the broker for the $32.9 million in auction rate securities announced that they will provide investors liquidity by agreeing to purchase back all positions at par beginning in June 2010.

Our investment in marketable equity securities at September 30, 2008 consists of shares of common stock, the value of which is determined by the closing price of such shares on the respective markets on which the shares are traded as of the balance sheet date. These investments are classified as trading securities and accounted for under the provisions of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities.  The market value of these investments was approximately $32.4 million at September 30, 2008 compared to our cost basis of approximately $28.4 million. The value of our investments in marketable equity securities would be materially impacted if there were a significant change in the market price of the shares. A hypothetical 30% favorable or unfavorable change in the stock price compared to the stock price at September 30, 2008 would have affected the value of our investments in marketable equity securities by less than $10.0 million. Additionally, we have sold put options on two of our trading securities, which are recorded as an accrued liability, and are marked to market value.  A decline in the stock price of the underlying security prior to the expiration date of the puts would cause an increase to the liability, which would result in a charge to our results of operations, and could result in the put being exercised by the holder.  If the put is exercised by the holder, we could be required to pay up to $26.3 million for additional shares of the common stock, at a price potentially in excess of the then fair market value of the common stock.  A hypothetical 30% unfavorable change in the stock price of the trading security on which we have sold the puts, compared to the stock price at September 30, 2008 could potentially result in the puts being exercised and would result in our paying $26.3 million to acquire the shares of common stock.  The stock would then be marked to market value, affecting the value of our investment by an additional $3.0 million.  See Note 4 to our consolidated financial statements, included in Item 15(a)(1) for additional information about our investments in marketable equity securities.

We have international operations and are thus subject to foreign currency rate fluctuations.  To date, our exposure related to exchange rate volatility has not been material to our operating results.  Approximately 99% of our sales are denominated in U.S. dollars.  We maintain hedges related to our foreign currency exposure of our net investment in a foreign operation as needed.  As of September 30, 2008, there were $0.4 million of foreign currency hedges outstanding compared to no hedges outstanding as of September 30, 2007.  If foreign currency rates fluctuate by 15% from the rates at September 30, 2008, the effect on our financial position and results of operation would be immaterial.

During the normal course of business we are routinely subjected to a variety of market risks, examples of which include, but are not limited to, interest rate movements, foreign currency fluctuations and collectability of accounts receivable.  We continuously assess these risks and have established policies and procedures to protect against the adverse effects of these and other potential exposures.  Although we do not anticipate any material losses in these risk areas, no assurance can be made that material losses will not be incurred in these areas in the future.  The recent decline in general economic conditions and fluctuations in the global credit and equity markets may adversely affect our financial position and results of operations.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, as required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Securities Exchange Act of 1934, as amended, we evaluated under the supervision of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended).  Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  Our disclosure control and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management.  Our disclosure controls and procedures include components of our internal control over financial reporting.  Management’s assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance because a control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system’s objectives will be met.

Changes in Internal Control over Financial Reporting

During the six months ended September 30, 2008, there was no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II.  OTHER INFORMATION

Item 1.	Legal Proceedings

In the ordinary course of our business, we are involved in a limited number of legal actions, both as plaintiff and defendant, and could incur uninsured liability in any one or more of them.  We also periodically receive notification from various third parties alleging infringement of patents, intellectual property rights or other matters.  With respect to these pending legal actions to which we are a party, although the outcome of these actions is not presently determinable, we believe that the ultimate resolution of these matters will not harm our business and will not have a material adverse effect on our financial position, cash flows or results of operations.  Litigation relating to the semiconductor industry is not uncommon, and we are, and from time to time have been, subject to such litigation.   No assurances can be given with respect to the extent or outcome of any such litigation in the future.

On April 18, 2008, LSI Logic and its wholly owned subsidiary Agere, filed both an action with the International Trade Commission and a complaint in the United States District Court for the Eastern District of Texas alleging patent infringement by Microchip and 17 other semiconductor and foundry companies.  These actions seek monetary damages and injunctive relief against the allegedly infringing products.  Due to the very early stage of these proceedings, the outcome of these actions is not presently determinable, and therefore we can make no assessment of their materiality.  Microchip intends to vigorously defend its rights in these matters.

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

Declining general economic conditions and fluctuations in the global credit and equity markets may adversely affect our financial condition and results of operations and make our future business more difficult to forecast and manage.

Our business is sensitive to changes in general economic conditions, both in the U.S. and globally.   Due to the recent tightening of the credit markets and concerns regarding the availability of credit, our current or potential customers may delay or reduce purchases of our products which would adversely affect our revenues and therefore harm our business and results of operations.  In addition, the recent turmoil in the financial markets is likely to have an adverse effect on the U.S. and world economies, which could negatively impact the spending patterns of businesses including our current and potential customers.  There can be no assurances that the government responses to the disruptions in the financial markets will restore confidence in the U.S. and global markets.  Many economists and other experts are predicting a recession in the U.S. and global economies.  We are unable to predict whether this recession will occur or how deep or how long it will last.  We expect our business could be adversely impacted by any significant or prolonged downturn in the U.S. or global economies.  In particular, we currently expect our revenue for the quarter ending December 31, 2008 to decline from 8% to 16% compared to our revenue in the quarter ended September 30, 2008.  The uncertainty regarding the U.S. and global economies has also made it more difficult for us to forecast and manage our business.  Although we are taking actions in the December quarter relating to controlling our expenses and inventory levels, including a two-week wafer fab shutdown and reductions in discretionary and variable costs, there can be no assurance that these actions will be sufficient to address the impact of any economic slowdown and allow us to meet our operating objectives.

Our operating results will suffer if we ineffectively utilize our manufacturing capacity or fail to maintain manufacturing yields.

The manufacture and assembly of integrated circuits, particularly non-volatile, erasable CMOS memory and logic devices such as those that we produce, are complex processes.  These processes are sensitive to a wide variety of factors, including the level of contaminants in the manufacturing environment, impurities in the materials used, the performance of our wafer fabrication personnel and equipment, and other quality issues.  As is typical in the semiconductor industry, we have from time to time experienced lower than anticipated manufacturing yields.  Our operating results will suffer if we are unable to maintain yields at approximately the current levels.  This could include delays in the recognition of revenue, loss of revenue or future orders, and customer-imposed penalties for failure to meet contractual shipment deadlines. Our operating results are also adversely affected when we operate at less than optimal capacity.  We are planning a two-week shutdown at both Fab 2 and Fab 4 from late December 2008 into early January 2009 and a one-week shutdown of our Thailand facility in the third quarter of fiscal 2009.  These plant shutdowns are being implemented to help control inventory levels due to current and expected adverse economic conditions.  Lower capacity utilization results in certain costs being charged directly to expense and lower gross margins.

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

Sales through distributors accounted for approximately 64% of our net sales in fiscal 2008 and 63% of our net sales in the first six months of fiscal 2009.  Our largest distributor accounted for approximately 12% of our net sales in fiscal 2008 and 13% of our net sales in the first six months of fiscal 2009.  We do not have long-term agreements with our distributors and we and our distributors may each terminate our relationship with little or no advance notice.

On February 4, 2008, we terminated our distributor Arrow Electronics and announced that we had partnered with Avnet Electronics Marketing and Future Electronics to provide our global distribution services.  We believe that these two global distributors combined with our regional and specialty distributor partners will have a positive long-term impact in supporting the technical and commercial support needs of our customers.  Our net sales of products sold by Arrow Electronics in the fiscal year ended March 31, 2008 represented approximately 7% of our net sales.  Although we do not believe the termination of Arrow Electronics has had or will have a material adverse impact on our net sales, there can be no assurance as to what the impact on us will be as a result of these actions.

Current and expected adverse economic conditions and the recent tightening of the U.S. and global credit markets could materially impact the operations of our distributors.  Any deterioration in the financial condition of our distributors or any disruption in the operations of our distributors could adversely impact the flow of our products to our end customers and adversely impact our results of operation.  In addition, during an industry and/or economic downturn, it is possible there will be an oversupply of products and a decrease in sell-through of our products by our distributors which could reduce our net sales in a given period and result in an increase in inventory returns.

Recent credit and equity market conditions have been extremely volatile and if these conditions continue or worsen, it could have a material adverse impact on our results of operation.

At September 30, 2008, $53.0 million of the fair value of our investment portfolio was invested in auction rate securities. Historically, the carrying value of auction rate securities approximated fair value due to the frequent resetting of the interest rates.  With the recent liquidity issues experienced in the global credit and equity markets, our auction rate securities have experienced multiple failed auctions.  As a result, we will not be able to access such funds until a future auction on these investments is successful.  The fair value of the failed auction rate securities has been estimated based on market information and estimates determined by our management and could change significantly based on market conditions.  Based on the estimated values, we concluded these investments were other than temporarily impaired and recognized impairment charges on these investments of $2.4 million in fiscal 2008 and $0.9 million and $0.3 million during the first and second quarter, respectively, of fiscal 2009.  We continue to monitor the market for auction rate securities and consider its impact, if any, on the fair market value of our investments.  If the issuers are unable to successfully close future auctions or if their credit ratings deteriorate, we may be required to further adjust the carrying value of the investments through an impairment charge to earnings.

The substantial majority of our short and long-term investments are in highly rated government agency bonds and municipal bonds.  Other than with respect to our holdings of auction rate securities, we have not experienced any liquidity or impairment issues with such investments.  However, the credit markets have continued to be highly volatile and there can be no assurance that these conditions will not in the future adversely affect the liquidity or value of our investments in government agency bonds or municipal bonds.

Our investments in marketable equity securities at September 30, 2008 consists of shares of common stock, the value of which is determined by the closing price of such shares on the respective markets on which the shares are traded as of the balance sheet date.  These investments are classified as trading securities and accounted for under the provisions of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities.  The market value of these investments was approximately $32.4 million at September 30, 2008 compared to our cost basis of approximately $28.4 million.  The value of our investments in marketable equity securities would be materially impacted if there were a significant change in the market price of the shares.  Additionally, we have sold put options on two of our trading securities, which are recorded as an accrued liability, and are marked to market value.  A decline in the stock price of the underlying security prior to the expiration date of the puts would cause an increase to the liability, which would result in a charge to our results of operations, and could result in the put being exercised by the holder.  If the put is exercised by the holder, we could be required to pay up to $26.3 million for additional shares of the common stock, at a price potentially in excess of the then fair market value of the common stock which would result in a charge to our results of operations.  As a result, any significant fluctuations in the value of our marketable securities could result in unexpected fluctuation in our financial results.

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

The semiconductor industry is characterized by seasonality and wide fluctuations of supply and demand.  Since a significant portion of our revenue is from consumer markets and international sales, our business may be subject to seasonally lower revenues in the third and fourth quarters of our fiscal year.  However, fluctuations in our overall business in certain recent periods and semiconductor industry conditions have had a more significant impact on our results than seasonality, and has made it difficult to assess the impact of seasonal factors on our business.  The industry has also experienced significant economic downturns, characterized by diminished product demand and production over-capacity.  We have sought to reduce our exposure to this industry cyclically by selling proprietary products that cannot be easily or quickly replaced, to a geographically diverse base of customers across a broad range of market segments.  However, we have experienced substantial period-to-period fluctuations in operating results and expect, in the future, to experience period-to-period fluctuations in operating results due to general industry or economic conditions.  In particular, our business and operating results are expected to be adversely impacted by the current and projected decline in conditions in the U.S. and global economies.

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

We do not typically enter into long-term contracts with our customers and we cannot be certain about future order levels from our customers.  When we do enter into customer contracts, the contract is generally cancelable at the convenience of the customer.  Even though we have approximately 63,000 end customers and our ten largest customers made up approximately 9% of our total revenue for the six months ended September 30, 2008, cancellation of customer contracts could have an adverse financial impact on our revenue and profits.

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

Sales to foreign customers account for a substantial portion of our net sales.  During fiscal 2008, approximately 75% of our net sales were made to foreign customers.  During the first six months of fiscal 2009, approximately 76% of our net sales were made to foreign customers.  We purchase a substantial portion of our raw materials and equipment from foreign suppliers.  In addition, we own product assembly and testing facilities located near Bangkok, Thailand, which has experienced periods of political uncertainty in the past.  We also use various foreign contractors for a portion of our assembly and testing and for a portion of our wafer fabrication requirements.  Substantially all of our finished goods inventory is maintained in Thailand.

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

Interruptions in our information technology systems could adversely affect our business.

We rely on the efficient and uninterrupted operation of complex information technology systems and networks to operate our business.  Any significant system or network disruption, including but not limited to computer viruses, security breaches, or energy blackouts could have a material adverse impact on our operations, sales and operating results.  We have implemented measures to manage our risks related to such disruptions, but such disruptions could still occur and negatively impact our operations and financial results.  In addition, we may incur additional costs to remedy the damages caused by these disruptions or security breaches.

The occurrence of events for which we are self-insured, or which exceed our insurance limits, may adversely affect our profitability and liquidity.

We have insurance contracts with independent insurance companies related to many different types of risk; however, we self-insure for some potentially significant risks and obligations. In these circumstances, we have determined that it is more cost effective to self-insure certain risks than to pay the increased premium costs in place since the disruption in the insurance market after the events of September 11, 2001.  The risks and exposures that we self-insure include, but are not limited to, certain property, product defects, political risks, and patent infringement.  Should there be a loss or adverse judgment or other decision in an area for which we are self-insured, then our financial condition, result of operations and liquidity may be adversely affected.

We are subject to stringent environmental regulations, which may force us to incur significant expenses.

We must comply with many different federal, state, local and foreign governmental regulations related to the use, storage, discharge and disposal of toxic, volatile or otherwise hazardous chemicals used in our products and manufacturing processes.  Our failure to comply with present or future regulations could result in the imposition of fines, suspension of production or a cessation of operations.  Such environmental regulations have required us in the past and could require us in the future to acquire costly equipment or to incur other significant expenses to comply with such regulations.  Any failure by us to control the use of or adequately restrict the discharge of hazardous substances could subject us to future liabilities.  Environmental problems may occur that could subject us to future costs or liabilities.

Over the past few years, there has been an expansion in environmental laws focusing on reducing or eliminating hazardous substances in electronic products.  For example, the EU RoHS Directive provided that beginning on July 1, 2006, electronic products sold into Europe were required to meet stringent chemical restrictions, including the absence of lead. Other countries, such as the United States, China and Korea, have enacted or may enact laws or regulations similar to those of the EU.  These and other future environmental regulations could require us to reengineer certain of our existing products and may make it more expensive for us to manufacture and sell our products.  Over the last several years, the number and complexity of laws focused on the energy efficiency of electronic products and accessories; the recycling of electronic products; and the reduction in quantity and the recycling of packaging materials have expanded significantly.  It may be difficult for us to timely comply with these laws and we may not have sufficient quantities of compliant products to meet customers’ needs, thereby adversely impacting our sales and profitability.  We may also have to write off inventory in the event that we hold inventory that is not saleable as a result of changes to regulations.  We expect these trends to continue.  In addition, we anticipate increased customer requirements to meet voluntary criteria related to the reduction or elimination of hazardous substances in our products and energy efficiency measures.

Regulatory authorities in jurisdictions into which we ship our products could levy fines or restrict our ability to export products.

A significant portion of our sales are made outside of the U.S. through the exporting and re-exporting of products.  In addition to local jurisdictions’ export regulations, our U.S. manufactured products or products based on U.S. technology are subject to Export Administration Regulations (“EAR”) when exported and re-exported to and from all international jurisdictions.  Licenses or proper license exceptions may be required for the shipment of our products to certain countries.  Non-compliance with the EAR or other export regulations can result in penalties including denial of export privileges, fines, criminal penalties, and seizure of products.  Such penalties could have a material adverse effect on our business including our ability to meet our net sales and earnings targets.

The outcome of currently ongoing and future examinations of our income tax returns by the IRS could have an adverse effect on our results of operations.

We are subject to continued examination of our income tax returns by the IRS and other tax authorities for fiscal 2002 and later.  We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes.  There can be no assurance that the outcomes from these continuing examinations will not have an adverse effect on our future operating results.

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

In addition, the stock market has recently experienced significant price and volume fluctuations that have affected the market prices for many companies and that often have been unrelated to the operating performance of such companies.  These broad market fluctuations and other factors have harmed and may harm the market price of our common stock.

In the event we make acquisitions, we may not be able to successfully integrate such acquisitions or attain the anticipated benefits.

From time to time, we may consider strategic acquisitions if such opportunities arise.  Any transactions that we complete may involve a number of risks, including: the diversion of our management’s attention from our existing business to integrate the operations and personnel of the acquired business, or possible adverse effects on our operating results during the integration process.  In addition, we may not be able to successfully or profitably integrate, operate, maintain and manage any newly acquired operations or employees.  We may not be able to maintain uniform standards, controls, procedures and policies, and this may lead to operational inefficiencies.

On October 2, 2008, we and ON Semiconductor Corporation announced that we had sent a proposal to the Board of Directors of Atmel Corporation to acquire Atmel for $5.00 per share in cash or a total of approximately $2.3 billion.  On October 29, 2008, Atmel announced that its Board of Directors had determined that the unsolicited proposal from us and ON Semiconductor was inadequate.  On October 30, 2008, we and ON Semiconductor announced that we were disappointed with Atmel’s rejection of our proposal and that we would consult with our respective Boards of Directors and advisors and determine our next steps in due course.

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

The conversion of some or all of our outstanding debentures will dilute the ownership interest of existing stockholders to the extent we deliver common stock upon conversion of the debentures.  Upon conversion, we may satisfy our conversion obligation by delivering cash, shares of common stock or any combination, at our option.  If upon conversion we elect to deliver cash for the lesser of the conversion value and principal amount of the debentures, we would pay the holder the cash value of the applicable number of shares of our common stock.  Upon conversion, we intend to satisfy the lesser of the principal amount or the conversion value of the debentures in cash.  If the conversion value of a debenture exceeds the principal amount of the debenture, we may also elect to deliver cash in lieu of common stock for the conversion value in excess of one thousand dollars principal amount (conversion spread).  There would be no adjustment to the numerator in the net income per common share computation for the cash settled portion of the debentures as that portion of the debt instrument will always be settled in cash.  The conversion spread will be included in the denominator for the computation of diluted net income per common share.  Any sales in the public market of any common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock.  In addition, the existence of the debentures may encourage short selling by market participants because the conversion of the debentures could be used to satisfy short positions, or anticipated conversion of the debentures into shares of our common stock could depress the price of our common stock.

There will likely be potential new accounting pronouncements or regulatory rulings which may have an adverse impact on our future financial condition and results of operations.

There will likely be potential new accounting pronouncements of regulatory rulings, which may have an adverse impact on our future financial condition and results of operations.  For example, in May 2008, the FASB issued FASB Staff Position (FSP) No. APB 14-1, Accounting for Convertible Debt Instruments that May be Settled in Cash Upon Conversion (Including Partial Cash Settlement) (FSP APB 14-1), that alters the accounting treatment for convertible debt that allows for either mandatory or optional cash settlements, including our outstanding debentures.  FSP APB 14-1 requires the issuer to separately account for the liability and equity components of the instrument in a manner that reflects the issuer’s economic interest cost.  Further, FSP APB 14-1 will require bifurcation of a component of the debt, classification of that component as equity, and then accretion of the resulting discount on the debt to result in the “economic interest cost” being reflected in the condensed consolidated statements of operations.  In issuing FSP APB 14-1, the FASB emphasized that FSP APB 14-1 will be applied to the terms of the instruments as they exited for the time periods existed, therefore, the application of FSP APB 14-1 would be applied retrospectively to all periods presented.  FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008, and will require retrospective application.  We will be required to implement the proposed standard during the first quarter of fiscal 2010, which begins on April 1, 2009.  Although FSP APB 14-1 will have no impact on our actual past or future cash flows, it would require us to record a significant amount of non-cash interest expense as the debt discount is amortized.  In addition, if our convertible debt is redeemed or converted prior to maturity, any unamortized debt discount would result in a loss on extinguishment.  As a result, there could be a material adverse impact on our results of operations and earnings per share.  These impacts could adversely affect the trading price of our common stock and the trading price of our debentures.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth our purchases of our common stock in the second quarter of fiscal 2009 and the footnote below the table designates the repurchase programs that the shares were purchased under:

Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Programs
July 1, 2008 – July 31, 2008	494,790	$31.47	494,790	5,248,044
August 1, 2008 – August 31, 2008	988,042	$31.84	988,042	4,260,002
September 1, 2008 – September 30, 2008	1,800,000	$29.59	1,800,000	2,460,002
Total	3,282,832	$30.55	3,282,832

(1)
On December 11, 2007, our Board of Directors authorized the repurchase of up to 10 million shares of our common stock in the open market or privately negotiated transactions.  As of September 30, 2008, 2,460,002 shares of this authorization remained available to be purchased under this program.  There is no expiration date associated with this authorization.

Item 4.	Submission of Matters to a Vote of Security Holders

(a)	We held our Annual Meeting of Stockholders on August 15, 2008.

(b)	Steve Sanghi, Albert J. Hugo-Martinez, L.B. Day, Matthew W. Chapman and Wade F. Meyercord were elected as directors at the Annual Meeting.

(c)	The results of the vote on the matters voted upon at the Annual Meeting were as follows:

(1)	Election of Directors:

Director	For	Withheld/Abstain
Steve Sanghi	163,308,221	8,659,454
Albert J. Hugo-Martinez	163,299,068	8,668,607
L.B. Day	151,684,005	20,283,670
Matthew W. Chapman	163,305,168	8,662,507
Wade F. Meyercord	164,342,280	7,625,395

(2)	Approval of the ratification of the appointment of Ernst & Young LLP as the independent registered public accounting firm of Microchip for the fiscal year ending March 31, 2009:

For	Against	Withheld/Abstain	Broker Non-Votes
170,050,863	486,569	1,430,213	-0-

The foregoing matters are described in more detail in our definitive proxy statement dated July 11, 2008.

Item 6.                 Exhibits

10.1	Management Incentive Compensation Plan, as amended.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MICROCHIP TECHNOLOGY INCORPORATED

Date: November 7, 2008	By: /s/ Gordon W. Parnell
Gordon W. Parnell
Vice President and Chief Financial Officer
(Duly Authorized Officer, and
Principal Financial and Accounting Officer)