Form 10-Q
period 2008-12-31
MICROCHIP TECHNOLOGY INC
filed 2009-02-09
CIK 827054

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  (Check One)

Yes  ☐                 No  ☒

Shares Outstanding of Registrant’s Common Stock
Class	Outstanding at January 31, 2009
Common Stock, $0.001 par value	182,130,124 shares

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES

Item 1.             Financial Statements

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

ASSETS
	December 31,	March 31,
	2008	2008
	(Unaudited)	(Note 1)
Cash and cash equivalents	$391,194	$487,736
Short-term investments	1,006,417	837,054
Accounts receivable, net	78,557	138,319
Inventories	136,509	124,483
Prepaid expenses	16,419	17,135
Deferred tax assets	69,399	63,261
Other current assets	42,437	49,742
Total current assets	1,740,932	1,717,730

Property, plant and equipment, net	543,705	522,305
Long-term investments	76,332	194,274
Goodwill	34,179	31,886
Intangible assets, net	20,775	11,613
Other assets	31,220	34,499

Total assets	$2,447,143	$2,512,307

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable	$29,273	$39,317
Accrued liabilities	48,050	56,323
Deferred income on shipments to distributors	98,421	95,441
Total current liabilities	175,744	191,081

Junior convertible debentures	1,148,975	1,150,128
Long-term income tax payable	68,637	112,311
Deferred tax liability	33,980	21,460
Other long-term liabilities	1,283	1,104

Stockholders’ equity:

Preferred stock, $0.001 par value; authorized 5,000,000 shares; noshares issued or outstanding	---	---
Common stock, $0.001 par value; authorized 450,000,000 shares; 218,789,994 shares issued and 182,045,705
shares outstanding at December 31, 2008; 218,789,994 shares issued and 184,338,768 shares outstanding at March 31, 2008	182	184
Additional paid-in capital	790,441	793,919
Retained earnings	1,342,432	1,301,275
Accumulated other comprehensive income	5,275	2,508
Common stock held in treasury: 36,744,289 shares at December 31, 2008; 34,451,226 shares at March 31, 2008	(1,119,806)	(1,061,663)
Total stockholders’ equity	1,018,524	1,036,223

Total liabilities and stockholders’ equity	$2,447,143	$2,512,307

See accompanying notes to condensed consolidated financial statements

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2008	2007	2008	2007

Net sales	$192,166	$252,600	$730,044	$775,319
Cost of sales (1)	87,379	99,553	297,507	309,015
Gross profit	104,787	153,047	432,537	466,304

Operating expenses:
Research and development (1)	26,973	30,306	89,868	89,358
Selling, general and administrative (1)	36,840	43,501	127,882	130,250
Special charge	500	---	500	---
Loss on sale of Fab 3	---	---	---	26,763
	64,313	73,807	218,250	246,371

Operating income	40,474	79,240	214,287	219,933
Other income (expense):
Interest income	7,410	13,467	27,761	42,787
Interest expense	(5,775)	(1,635)	(17,758)	(1,635)
Other, net	(20,378)	205	(15,962)	1,079
Income before income taxes	21,731	91,277	208,328	262,164
Income tax (benefit) provision	(51,438)	11,153	(17,663)	41,068
Net income	$73,169	$80,124	$225,991	$221,096

Basic net income per common share	$0.40	$0.39	$1.23	$1.02
Diluted net income per common share	$0.40	$0.38	$1.20	$1.00
Dividends declared per common share	$0.339	$0.300	$1.007	$0.885
Basic common shares outstanding	181,963	207,002	183,414	216,046
Diluted common shares outstanding	183,999	211,337	187,661	221,097

(1) Includes share-based compensation expense as follows:
Cost of sales	$967	$1,555	$4,645	$4,638
Research and development	2,948	2,729	8,023	7,824
Selling, general and administrative	4,250	4,073	11,689	11,699

See accompanying notes to condensed consolidated financial statements

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)
(Unaudited)
	Nine Months Ended December 31,
	2008	2007
Cash flows from operating activities:
Net income	$225,991	$221,096
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	72,210	76,605
Deferred income taxes	4,920	(1,558)
Share-based compensation expense related to equity incentive plans	24,357	24,161
Tax benefit from equity incentive plans	11,239	18,047
Excess tax benefit from share-based compensation	(10,453)	(16,811)
Convertible debt derivatives - revaluation and amortization	(1,153)	---
Amortization of convertible debenture issuance costs	575	---
Gain on sale of assets	(100)	(625)
Special charge	500	---
Loss on sale of Fab 3	---	26,763
Purchases/sales of trading securities	(79,319)	---
Loss on trading securities	12,166	---
Unrealized impairment loss on available-for-sale investments	2,548	892
Changes in operating assets and liabilities:
Decrease in accounts receivable	60,302	10,163
Increase in inventories	(10,966)	(3,444)
Increase in deferred income on shipments to distributors	2,980	1,986
Decrease in accounts payable and accrued liabilities	(18,446)	(105)
Change in other assets and liabilities	(32,783)	2,965
Net cash provided by operating activities	264,568	360,135

Cash flows from investing activities:
Purchases of available-for-sale investments	(751,140)	(1,158,361)
Sales and maturities of available-for-sale investments	768,553	1,454,825
Investment in other assets	(15,023)	(4,717)
Proceeds from sale of Fab 3	---	27,523
Proceeds from sale of assets	156	1,175
Capital expenditures	(91,821)	(49,053)
Net cash (used in) provided by investing activities	(89,275)	271,392

Cash flows from financing activities:
Payment of cash dividend	(184,835)	(191,592)
Repurchase of common stock	(123,929)	(964,767)
Proceeds from issuance of convertible debentures, net of issuance costs	---	1,127,000
Proceeds from sale of common stock	26,476	44,549
Excess tax benefit from share-based compensation	10,453	16,811
Net cash (used in) provided by financing activities	(271,835)	32,001
Net (decrease) increase in cash and cash equivalents	(96,542)	663,528
Cash and cash equivalents at beginning of period	487,736	167,477
Cash and cash equivalents at end of period	$391,194	$831,005

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

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States of America, pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC).  In the opinion of management, all adjustments of a normal recurring nature which are necessary for a fair presentation have been included.  Certain information and footnote disclosures normally included in audited Consolidated Financial Statements have been condensed or omitted pursuant to such SEC rules and regulations.  It is suggested that these Consolidated Financial Statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2008.  The results of operations for the three and nine months ended December 31, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2009 or for any other period.

(2)	Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurement (SFAS No. 157).  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements.  In February 2008, the FASB issued FASB Staff Position (FSP) FAS 157-2, Effective Date of FASB Statement No. 157 (FSP FAS 157-2), which delays the effective date of SFAS No. 157 for all nonfinancial assets and liabilities except for those recognized or disclosed at least annually. The Company adopted SFAS No. 157 on April 1, 2008, which had no impact on the Company's consolidated results of operations or financial condition. Refer to Note 6  for additional information related to the adoption of SFAS No. 157.

On February 15, 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS No. 159).  Under this Statement, the Company may elect to report financial instruments and certain other items at fair value on a contract-by-contract basis with changes in value reported in earnings.  The Company adopted SFAS No. 159 on April 1, 2008.  In the three months ended December 31, 2008, the Company elected the fair value option for rights given to it by an investment firm related to the Company's investments in certain auction rate securities.  (See Note 5 for further discussion of these rights.)

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (SFAS No. 161).  The standard requires additional quantitative disclosures (provided in tabular form) and qualitative disclosures for derivative instruments.  The required disclosures include how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows; relative volume of derivative activity; the objectives and strategies for using derivative instruments; the accounting treatment for those derivative instruments formally designated as the hedging instrument in a hedge relationship; and the existence and nature of credit-related contingent features for derivatives.  SFAS No. 161 is effective for the Company beginning January 1, 2009.  SFAS No. 161 does not change the accounting treatment for derivative instruments and as such, the Company does not expect the adoption of SFAS No. 161 will have a material impact on its financial condition, results of operations or cash flows.

In May 2008, the FASB released FSP APB 14-1,  Accounting For Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement) (FSP APB 14-1) that alters the accounting treatment for convertible debt instruments that allow for either mandatory or optional cash settlements.  FSP APB 14-1 will impact the accounting associated with the Company’s $1.15 billion junior subordinated convertible debentures.  FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods, and will require the Company to recognize additional (non-cash) interest expense based on the market rate for similar debt instruments without the conversion feature.  Furthermore, FSP APB 14-1 would require the Company to recognize interest expense in prior periods pursuant to retrospective accounting treatment.  FSP APB 14-1 will have no impact on the Company’s actual past or future cash flows.  This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and will be adopted by the Company on April 1, 2009.  The Company is currently evaluating the impact the adoption of FSP APB 14-1 will have on its consolidated results of operations and financial condition.

(3)           Special Charge

On October 15, 2008, the Company announced the acquisition of Hampshire Company, a leader in the large format touch screen controller market.  As a result of the acquisition, the Company incurred a $0.5 million in-process research and development charge in the third quarter of fiscal 2009.

(4)           Loss on Sale of Fab 3

The Company received an unsolicited offer on its Puyallup, Washington facility (Fab 3) in September 2007.  The Company assessed its available capacity in its current facilities, along with potential available capacity from outside foundries and determined the capacity of Fab 3 would not be required in the near term.  As a result of this assessment, the Company accepted the offer on September 21, 2007, and the transaction closed on October 19, 2007.  The Company received $27.5 million in cash, net of expenses associated with the sale, and recognized a loss on the sale of $26.8 million, representing the difference between the carrying value of the assets at September 30, 2007 and the amount realized from the sale.

(5)           Investments

The Company’s investments are intended to establish a high-quality portfolio that preserves principal, meets liquidity needs, avoids inappropriate concentrations, and delivers an appropriate yield in relationship to the Company’s investment guidelines and market conditions.  The following is a summary of available-for-sale and trading securities at December 31, 2008 (amounts in thousands):

	Available-for-sale Securities
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses		Estimated Fair Value
Government agency bonds	$530,866	$2,295	$	---	$533,161
Municipal bonds	358,868	5,418		18	364,268
Auction rate securities	19,913	---		---	19,913
Corporate bonds	20,000	---		249	19,751
	$929,647	$7,713		$267	$937,093

	Trading Securities
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Marketable equity securities	$91,776	$2,001	$14,253	$79,524
Restricted cash	34,207	---	---	34,207
Auction rate securities	26,433	---	---	26,433
Put option on auction rate securities	5,492	---	---	5,492
	$157,908	$2,001	$14,253	$145,656

At December 31, 2008, the Company’s available-for-sale and trading securities are presented on the Condensed Consolidated Balance Sheets as short-term investments of $1,006.4 million and long-term investments of $76.3 million.

The $79.5 million in marketable equity securities listed above relates to strategic investments in publicly traded companies.  The Company has classified the shares owned in these companies as trading securities.  During the three and nine months ended December 31, 2008, the Company recognized net unrealized losses in earnings of $16.2 million and $12.3 million, respectively, on these trading securities.  The Company had a realized gain of $0.1 million on trading securities that it sold in the nine months ended December 31, 2008.  The Company also has cash on deposit of $34.2 million, held by a broker as cash collateral for put options the Company has written on two of its trading securities.  The Company recorded the cash value received at the date the puts were written within other current liabilities.  This amount is shown as resricted cash in the table above.  The Company records the change in the fair value of the puts in other income, net at each balance sheet date.  At December 31, 2008, the fair value of the puts of $7.6 million was recorded in other current liabilities.  These put options have final maturities ranging from January 2009 to January 2010.  If the price of the common stock underlying the puts falls below the strike price of the puts, the Company may need to make an additional investment at the designated strike price of the puts.

At December 31, 2008, $46.3 million of the fair value of the Company’s investment portfolio was invested in auction rate securities.  With the continuing liquidity issues in the global credit and capital markets, the Company’s auction rate securities have experienced multiple failed auctions.  In September 2007 and February 2008, auctions for $24.9 million and $34.8 million, respectively, of the original purchase value of the Company’s investments in auction rate securities first failed.  While the Company continues to earn interest on these investments based on a pre-determined formula with spreads tied to particular interest rate indices, the estimated market value for these auction rate securities no longer approximates the original purchase value.

At December 31, 2008, the $24.9 million of auction rate securities that failed during September 2007 carried ratings between AA- and BBB by Standard & Poors compared to ratings between AA and AA- at September 30, 2008. All but $2.5 million of the securities possess credit enhancement in the form of insurance for principal and interest.  The underlying characteristics of $22.4 million of these auction rate securities relate to servicing statutory requirements in the life insurance industry and $2.5 million relate to a specialty finance company whose counterparty rating was downgraded to Baa1 by Moody’s during December 2008.  Moody’s also downgraded the $2.5 million issue the Company owns to Caa3 during December 2008.  Additionally, Moody’s downgraded $7.5 million of the $22.4 million of auction rate securities related to servicing statutory requirements in the life insurance industry from Aa3 to Baa1 during the quarter.  During the first week of January 2009, Moody’s downgraded other issues which the Company does not own from the same issuer of the $7.5 million auction rate securities to D and simultaneously cited their expectation that the series owned by the Company would have interest payment shortfalls, but that any shortfalls would be paid by the insurer and the ratings on the notes would then become based on the rating of the insurer.  At December 31, 2008, this insurer was rated A by Standard & Poors.  The Company factored these recent rating changes into its fair value estimates for the third quarter of fiscal 2009.  The issuer announced a default in early January and the interest was paid by the insurer and posted to the Company’s account.

The $24.9 million in failed auctions have continued to fail through the filing date of this report.  As a result, the Company will not be able to access such funds until a future auction on these investments is successful.  The fair value of the failed auction rate securities has been estimated based on market information and estimates determined by management and could significantly based on market conditions.  Based on the the period of time the securities have been impaired, as well as considerations regarding the credit ratings of the issuers of the securities, the Company concluded these investments were other than temporarily impaired and recognized an impairment charge on these investments of $2.4 million during fiscal 2008 and an aggregate of $2.6 million for the first three quarters of fiscal 2009.  If the issuers are unable to successfully close future auctions or if their credit ratings deteriorate further, the Company may be required to further adjust the carrying value of the investments through an additional impairment charge to earnings.

The $34.8 million of auction rate securities that failed during February 2008 are investments in student loan-backed auction rate securities.  Approximately $0.2 million, $1.7 million, and $1.0 million of these auction rate securities were redeemed at par by the issuers during the first, second, and third quarters of fiscal 2009, respectively, reducing the Company’s overall position to $31.9 million.  Based upon the Company’s evaluation of available information, it believes these investments are of high credit quality, as all of the investments carry AAA credit ratings by one or more of the major credit rating agencies and are largely backed by the federal government (Federal Family Education Loan Program).  The fair value of the failed auction rate securities has been estimated based on market information and estimates determined by management and could change significantly based on market conditions.

In November 2008, the Company executed an auction rate securities rights agreement (the Rights) with the broker through which the Company purchased the $31.9 million in auction rate securities that provides (1) the Company with the right to put these auction rate securities back to the broker at par anytime during the period from June 30, 2010 through July 2, 2012, and (2) the broker with the right to purchase or sell the auction rate securities at par on the Company’s behalf anytime through July 2, 2012.  The Company accounted for the acceptance of the Rights as the receipt of a put option for no consideration and recognized a gain with a corresponding recognition as a long-term investment.  Upon first recognizing the Rights, the Company elected to measure the Rights under the fair value option of SFAS No. 159 and will record changes in the fair value of the Rights in earnings.  The Company simultaneously recognized an other-than-temporary impairment loss on the student loan auction rate securities of $5.5 million as the Company no longer intends to hold the auction rate securities until the fair value recovers.  This impairment was previously determined to be temporary and was recorded in other comprehensive loss in prior quarters, as the Company had the ability and intent to hold the securities until the fair value recovered to the Company's amortized cost basis.  The Company has reclassified the auction rate securities from available-for-sale to trading securities and future changes in fair value will be recorded in earnings.  The Company expects any future changes in the fair value of the auction rate securities to be largely offset by changes in the fair value of the related Rights without any significant net impact to the Company’s income statement.  The Company will continue to measure the auction rate securities and the Rights at fair value (utilizing Level 3 inputs) until the earlier of its maturity or exercise.

The Company continues to monitor the market for auction rate securities and consider its impact, if any, on the fair market value of its investments.  If the market conditions deteriorate further, the Company may be required to record additional impairment charges.  The Company intends and has the ability to hold these auction rate securities until the market recovers or as it relates to the $26.4 million of these auction rate securities, until June 30, 2010 when it has the right to sell the auction rates at par to the broker as it does not anticipate having to sell these securities to fund the operations of its business.  The Company believes that, based on its current unrestricted cash, cash equivalents and short-term investment balances, the current lack of liquidity in the credit and capital markets will not have a material impact on its liquidity, cash flow or ability to fund its operations.

At December 31, 2008, the Company evaluated its investment portfolio, and noted unrealized losses of $0.3 million which were due to fluctuations in interest rates and credit market conditions.  Management does not believe any of the unrealized losses represent other-than-temporary impairment based on its evaluation of available evidence as of December 31, 2008.  The Company’s intent is to hold these investments until these assets are no longer impaired.  For those investments not scheduled to mature until after December 31, 2009, such recovery is not anticipated to occur in the next year and these investments have been classified as long-term investments.

The amortized cost and estimated fair value of the available-for-sale securities at December 31, 2008, by maturity, are shown below (amounts in thousands).  Expected maturities can differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties, and the Company views its available-for-sale securities as available for current operations.

	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses		Estimated Fair Value
Available-for-sale
Due in one year or less	$453,845	$2,005	$	---	$455,850
Due after one year and through five years	455,889	5,708		267	461,330
Due after five years and through ten years	---	---		---	---
Due after ten years	19,913	---		---	19,913
	$929,647	$7,713		$267	$937,093

During the quarter ended December 31, 2008, the Company had realized gains of $0.5 million on sales of available-for-sale securities.

(6)           Fair Value Measurements

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

Level 2 – Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3 – Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Assets and liabilities measured at fair value on a recurring basis at December 31, 2008 are as follows (amounts in thousands):

	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)		Total Balance
Assets
Money market fund deposits	$194,791	$	---	$	---	$194,791
Deposit accounts	---		230,610		---	230,610
Government agency bonds	---		533,161		---	533,161
Municipal bonds	---		364,268		---	364,268
Auction rate securities	---		---		46,346	46,346
Put option on auction rate securities	---		---		5,492	5,492
Corporate bonds	---		19,751		---	19,751
Marketable securities	79,524		---		---	79,524
Total assets measured at fair value	$274,315		$1,147,790		$51,838	$1,473,943

Liabilities
Put options on publicly traded common stock	$7,588	$	---	$	---	$7,588
Total liabilities measured at fair value	$7,588	$	---	$	---	$7,588

For Level 3 valuations, the Company estimated the fair value of these auction rate securities based on the following: (i) the underlying structure of each security; (ii) the present value of future principal and interest payments discounted at rates considered to reflect current market conditions; (iii) consideration of the probabilities of default, auction failure, or repurchase at par for each period; and (iv) estimates of the recovery rates in the event of default for each security.  The Company estimated the value of the put option on the auction rate securities by evaluating the estimated cash flows before and after the receipt of the put option, discounted at rates reflecting the likelihood of default and lack of liquidity, or in the case of the payment of the par value to be paid by the broker at exercise of the put option, the counterparty credit risk.  The estimated fair values that are categorized as Level 3 as well as the put options on publicly traded public stock could change significantly based on future market conditions.  Refer to Note 5 for further discussion of the Company’s investments in auction rate securities.

The following table presents a reconciliation for all assets and liabilities measured at fair value on a recurring basis, excluding accrued interest components, using significant unobservable inputs (Level 3) for the three and nine months ended December 31, 2008 (amounts in thousands):

	Three Months Ended December 31, 2008	Nine Months Ended December 31, 2008

Balance at September 30, 2008 and March 31, 2008, respectively	$53,026	$56,141
Securities redeemed at par	(1,000)	(2,850)
Unrealized gains recorded to other comprehensive income	1,164	1,095
Recognition of put option on auction rate securities	5,492	5,492
Impairment losses included in interest income due to change in ability and intent to hold student loan auction rate securities	(5,492)	(5,492)
Impairment losses included in interest income	(1,352)	(2,548)
Balance at December 31, 2008	$51,838	$51,838

Assets and liabilities measured at fair value on a recurring basis are presented/classified on our Condensed Consolidated Balance Sheets at December 31, 2008 as follows (amounts in thousands):

	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)		Total Balance
Assets
Cash and cash equivalents	$194,791		$196,403	$	---	$391,194
Short-term investments	79,524		926,893		---	1,006,417
Long-term investments	---		24,494		51,838	76,332
Total assets measured at fair value	$274,315		$1,147,790		$51,838	$1,473,943

Liabilities
Accrued liabilities	$7,588	$	---	$	---	$7,588
Total liabilities measured at fair value	$7,588	$	---	$	---	$7,588

(7)	Accounts Receivable

Accounts receivable consists of the following (amounts in thousands):

	December 31, 2008	March 31, 2008

Trade accounts receivable	$81,265	$140,966
Other	361	505
	81,626	141,741
Less allowance for doubtful accounts	3,069	3,152
	$78,557	$138,319

(8)	Inventories

The components of inventories consist of the following (amounts in thousands):

	December 31, 2008	March 31, 2008

Raw materials	$4,470	$4,205
Work in process	113,674	95,973
Finished goods	18,365	24,305
	$136,509	$124,483

Inventory impairment charges establish a new cost basis for inventory and charges are not subsequently reversed to income even if circumstances later suggest that increased carrying amounts are recoverable.

(9)	Property, Plant and Equipment

Property, plant and equipment consists of the following (amounts in thousands):

	December 31, 2008	March 31, 2008

Land	$39,671	$39,764
Building and building improvements	333,127	330,519
Machinery and equipment	1,141,393	1,100,759
Projects in process	114,078	78,073
	1,628,269	1,549,115
Less accumulated depreciation and amortization	1,084,564	1,026,810
	$543,705	$522,305

Depreciation expense attributed to property, plant and equipment was $70.4 million in the nine months ended December 31, 2008 and $75.2 million in the nine months ended December 31, 2007.

(10)                      Income Taxes

At March 31, 2008, the Company had $112.3 million of unrecognized tax benefits.  Unrecognized tax benefits decreased by $43.7 million in the nine months ended December 31, 2008 compared to the March 31, 2008 balances as a result of the accrual for uncertain tax positions and the accrual of deficiency interest on these positions, the release of accruals related to the settlement of an IRS audit of the Company’s fiscal 2005 tax year and the release of accruals related to the clarification of certain IRS tax regulations.

The Company files U.S. federal, U.S. state, and foreign income tax returns.  For U.S. federal, and in general for U.S. state tax returns, the fiscal 2002 through fiscal 2004 and fiscal 2006 through fiscal 2008 tax years remain open for examination by tax authorities.  For foreign tax returns, the Company is generally no longer subject to income tax examinations for years prior to fiscal 2002.

The Company recognizes liabilities for anticipated tax audit issues in the United States and other tax jurisdictions based on its estimate of whether, and the extent to which, additional tax payments are more likely than not.  The Company believes that it maintains adequate reserves to offset any potential income tax liabilities that may arise upon final resolution of matters for open tax years.  The U.S. IRS is currently auditing the Company’s fiscal years ended March 31, 2002, 2003, 2004, 2006, 2007 and 2008.  The Company believes that it has appropriate support for the income tax positions taken and to be taken on its tax returns and that its accruals for tax liabilities are adequate for all open years based on an assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter.

If such amounts ultimately prove to be unnecessary, the resulting reversal of such reserves would result in tax benefits being recorded in the period the reserves are no longer deemed necessary.  If such amounts prove to be less than an ultimate assessment, a future charge to expense would be recorded in the period in which the assessment is determined.  Although the timing of the resolution and/or closure on audits is highly uncertain, the Company does not believe it is reasonably possible that its unrecognized tax benefits would materially change in the next 12 months.

In October 2008, the U.S. Congress passed the Emergency Economic Stabilization Act of 2008 which included a provision to extend the research and development tax credit retroactively from January 1, 2008.  As a result, the Company is recognizing a one-time tax benefit of $1.5 million in the quarter ending December 31, 2008.  Likewise, the ongoing benefit from this credit is reflected in the Company’s fiscal 2009 effective tax rate.

During the quarter ended December 31, 2008, the Company settled an IRS examination of fiscal 2005 which resulted in a one-time tax benefit of $16.9 million.  Also, during the quarter ended December 31, 2008, the IRS issued revised Treasury Regulations that provided a clarification of the tax treatment of certain items that the Company had previously established a tax accrual for.  As a result of this clarification, the Company recognized a $33.0 million tax benefit.  During the quarter ended December 31, 2008, the Company recognized a U.S. tax benefit of $7.4 million from a loss incurred on its trading securities as these are U.S. investments taxed at a higher rate than the Company’s overall effective tax rate.

The income tax benefit that the Company recorded in the three and nine-month periods ended December 31, 2008 was impacted by the loss on trading securities and the various one-time tax events described above.  The following table displays the impact these items had on the income tax benefit that the Company recorded in the three and nine-month periods ended December 31, 2008 (amounts in thousands):

	Three Months Ended December 31, 2008	Nine Months Ended December 31, 2008
Income before taxes	$21,731	$208,328
Loss on trading securities	19,272	19,272
Income before taxes excluding loss on trading securities	41,003	227,600
Effective tax rate	17.8%	18.0%
Income tax provision excluding effect of loss on trading securities	7,299	41,074
Tax benefit IRS settlement/clarification	(49,847)	(49,847)
Tax benefit of research & development credit	(1,470)	(1,470)
Tax benefit from loss on trading securities	(7,420)	(7,420)
Income tax benefit	$(51,438)	$(17,663)

Loss on Sale of Fab 3 – Fiscal 2008

The income tax provision that the Company recorded in the three and nine-month periods ended December 31, 2007 was impacted by the loss on the sale of Fab 3.  The following table displays the impact the loss had on the income tax provision that the Company recorded in the three and nine-month periods ended December 31, 2007 (amounts in thousands):

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

(11)           2.125% Junior Subordinated Convertible Debentures

In December 2007, the Company issued $1.15 billion principal amount of 2.125% junior subordinated convertible debentures due December 15, 2037, to two initial purchasers in a private offering.  The debentures are subordinated in right of payment to any future senior debt of the Company and are effectively subordinated in right of payment to the liabilities of the Company’s subsidiaries.  The debentures are convertible, subject to certain conditions, into shares of the Company’s common stock at an initial conversion rate of 29.2783 shares of common stock per one thousand dollar principal amount of debentures, representing an initial conversion price of approximately $34.16 per share of common stock.  As of December 31, 2008, none of the conditions allowing holders of the debentures to convert had been met.  The conversion rate will be subject to adjustment for certain events as outlined in the indenture governing the debentures, including in the event the Company pays a cash dividend on its common stock, but will not be adjusted for accrued interest.  As a result of a cash dividend of $0.339 per share paid in November 2008, the conversion rate was adjusted to 30.6478 shares of common stock per $1,000 of principal amount of debentures, representing a conversion price of approximately $32.63 per share of common stock.  The Company received net proceeds of $1,127.0 million upon its initial sale of the debentures after deduction of issuance costs of $23.0 million.  The debt issuance costs are recorded in long-term other assets and are being amortized to interest expense over 30 years.  Interest is payable in cash semiannually in arrears on June 15 and December 15, beginning on June 15, 2008.  Interest expense related to the debentures for the third quarter and the first nine months of fiscal 2009 totaled $5.8 million and $17.8 million, respectively, and was included in interest expense on the Condensed Consolidated Statements of Income.  The debentures also have a contingent interest component that will require the Company to pay interest during any semiannual interest period if the average trading price of the debenture is greater or less than certain thresholds beginning with the semi-annual interest period commencing on December 15, 2017 (the maximum amount of contingent interest that will accrue is 0.50% of such average trading price per year) and upon the occurrence of certain events, as outlined in the indenture governing the debentures.

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

Prior to September 1, 2037, holders of the debentures may convert their debentures only upon the occurrence of certain events, as outlined in the indenture, including, without limitation, during the five business day period after any 10 consecutive trading day period in which the trading price for a debenture for each day of that 10 consecutive trading day period was less than 98% of the product of the last reported sale of our common stock and the conversion rate on such day (the conversion value).  If holders of the debentures convert their debentures in connection with a fundamental change, as defined in the indenture, the Company will, in certain circumstances, be required to pay a make-whole premium in the form of an increase in the conversion rate.  Additionally, in the event of a fundamental change, the holders of the debentures may require the Company to purchase all or a portion of their debentures at a purchase price equal to 100% of the principal amount of debentures, plus accrued and unpaid interest, if any.

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

The Company concluded the embedded features related to the contingent interest payments, the Company making specific types of distributions (e.g., extraordinary dividends), the redemption feature in the event of changes in tax law, and penalty interest in the event of a failure to maintain an effective registration qualify as derivatives and should be bundled as a compound embedded derivative under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133). Additionally, the Company concluded the registration rights agreement entered into at the time the Company issued the debt is a separate bifurcated derivative, however, the value of this derivative was deemed to be immaterial, due to the low likelihood the registration would not occur.  The fair value of the compound embedded derivative at the date of issuance of the debentures was $1.3 million and is accounted for as a discount on the debentures.  The resulting value of the debentures of $1,148.7 million will be accreted to par value over the term of the debt resulting in $1.3 million being amortized to interest expense over 30 years.  Any change in fair value of this embedded derivative will be included in interest expense on the Company’s Condensed Consolidated Statements of Income. The fair value of the derivative as of December 31, 2008 was $0.3 million, compared to the value at March 31, 2008 of $1.5 million, resulting in a reduction of interest expense in the first nine months of fiscal 2009 of $1.2 million.  The balance of the debentures on the Company’s consolidated balance sheet at December 31, 2008 was $1,149.0 million, including the fair value of the embedded derivative. The Company also concluded that the debentures are not conventional convertible debt instruments and that the embedded stock conversion option qualifies as a derivative under SFAS No. 133.  In addition, in accordance with Emerging Issues Task Force Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock, the Company has concluded that the embedded conversion option would be classified in stockholders’ equity if it were a freestanding instrument.  Accordingly, the embedded conversion option is not required to be accounted for separately as a derivative.

(12)	Comprehensive Income

Comprehensive income consists of net income offset by net unrealized gains and losses on available-for-sale investments.  The components of other comprehensive income and related tax effects were as follows (amounts in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2008	2007	2008	2007

Change in unrealized gains and losses on investments, net of tax effect of $2,404, $668, $1,462 and $1,840, respectively	$5,968	$2,847	$2,766	$7,001

Comprehensive income was $67.2 million and $223.2 million for the three and nine months ended December 31, 2008, respectively.  Comprehensive income was $77.3 million and $214.1 million for the three and nine months ended December 31, 2007, respectively.  The put option on auction rate securities described in Note 5 resulted in amounts that were previously recorded as unrealized losses in comprehensive income to be recorded as realized losses in the quarter ended December 31, 2008.  The unrealized losses as of March 31, 2008 and September 30, 2008 were $1.1 million and $1.2 million, respectively.

(13)	Employee Benefit Plans

Share-Based Compensation Expense

The following table presents details of share-based compensation expense resulting from the application of SFAS No. 123 (revised 2004), Share-Based Payments (SFAS 123R) (amounts in thousands):

	Three Months Ended December 31,				Nine Months Ended December 31,
	2008		2007		2008		2007
Cost of sales	$967	(1)	$1,555	(1)	$4,645	(1)	$4,638	(1)
Research and development	2,948		2,729		8,023		7,824
Selling, general and administrative	4,250		4,073		11,689		11,699
Pre-tax effect of share-based compensation	8,165		8,357		24,357		24,161
Income tax benefit	1,454		1,546		4,384		4,763
Net income effect of share-based compensation	$6,711		$6,811		$19,973		$19,398
Effect on basic net income per common share	$0.04		$0.03		$0.11		$0.09
Effect on diluted net income per common share	$0.04		$0.03		$0.11		$0.09

(1) During the three and nine months ended December 31, 2008, $1.8 million and $4.9 million, respectively, was capitalized to inventory and $1.0 million and $4.6 million, respectively, of capitalized inventory was sold.  During the three and nine months ended December 31, 2007, $1.7 million and $5.0 million, respectively, was capitalized to inventory and $1.6 million and $4.6 million, respectively, of capitalized inventory was sold.

The amount of unearned share-based compensation currently estimated to be expensed in the remainder of fiscal 2009 through fiscal 2013 related to unvested share-based payment awards at December 31, 2008 is $60.6 million.  The weighted average period over which the unearned share-based compensation is expected to be recognized is approximately 2.30 years.

Combined Incentive Plan Information

The total intrinsic value of restricted stock units (RSUs) which vested during the three and nine months ended December 31, 2008 was $2.5 million and $9.9 million, respectively.  The aggregate intrinsic value of RSUs outstanding at December 31, 2008 was $63.7 million, calculated based on the closing price of the Company’s common stock of $19.53 per share on December 31, 2008.  At December 31, 2008, the weighted average remaining expense recognition period was 2.44 years.

The weighted average fair value per share of the RSUs awarded are calculated based on the fair market value of the Company’s common stock on the respective grant dates discounted for the Company’s expected dividend yield.  The weighted average fair value per share of RSUs awarded in the three and nine months ended December 31, 2008 was $20.72 and $25.42, respectively.  The weighted average fair value per share of RSUs awarded in the three and nine months ended December 31, 2007 was $29.81 and $31.60, respectively.

The total intrinsic value of options exercised during the three and nine months ended December 31, 2008 was $0.5 million and $19.3 million, respectively.  This intrinsic value represents the difference between the fair market value of the Company’s common stock on the date of exercise and the exercise price of each equity award.

The aggregate intrinsic value of options outstanding and options exercisable at December 31, 2008 was $7.7 million and $7.7 million, respectively.  The aggregate intrinsic values were calculated based on the closing price of the Company’s common stock of $19.53 per share on December 31, 2008.

For the three months ended December 31, 2008 and 2007, the number of option shares exercisable was 8,572,398 and 8,942,489, respectively, and the weighted average exercise price per share was $23.25 and $21.66, respectively.

There were no stock options granted in the three months ended December 31, 2008.  The weighted average fair value per share of stock options granted in the nine months ended December 31, 2008 was $10.39.  The weighted average fair value per share of stock options granted in the three and nine months ended December 31, 2007 was $11.19 and $12.14, respectively.

(14)	Net Income Per Common Share

The following table sets forth the computation of basic and diluted net income per common share (in thousands, except per share amounts):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2008	2007	2008	2007

Net income	$73,169	$80,124	$225,991	$221,096
Weighted average common shares outstanding	181,963	207,002	183,414	216,046
Dilutive effect of stock options and RSUs	2,036	4,335	3,854	5,051
Dilutive effect of convertible debt	---	---	393	---
Weighted average common and potential common shares outstanding	183,999	211,337	187,661	221,097
Basic net income per common share	$0.40	$0.39	$1.23	$1.02
Diluted net income per common share	$0.40	$0.38	$1.20	$1.00

Diluted net income per common share for the three months ended December 31, 2008 does not include any incremental shares issuable upon the exchange of the debentures (see Note 11).  The nine-month period ended December 31, 2008 includes 392,594 incremental shares issuable upon the exchange of the debentures.  The debentures have no impact on diluted net income per common share unless the average price of the Company’s common stock exceeds the conversion price because the principal amount of the debentures will be settled in cash upon conversion.  Prior to conversion, the Company will include, in the diluted net income per common share calculation, the effect of the additional shares that may be issued when the Company’s common stock price exceeds the conversion price using the treasury stock method.  The weighted average conversion price per share used in calculating the dilutive effect of the convertible debt for the three and nine months ended December 31, 2008 was $32.89 and $33.28, respectively.

Weighted average common shares exclude the effect of anti-dilution option shares.  As of the three and nine-month periods ended December 31, 2008, the number of option shares that were antidilutive was 7,608,287 and 617,023, respectively.  As of the three and nine-month periods ended December 31, 2007, the number of option shares that were antidilutive was 194,573 and 62,533, respectively.

(15)	Stock Repurchase

During the three months ended December 31, 2008, the Company did not purchase any of its shares of common stock.  During the nine months ended December 31, 2008, the Company purchased 4.0 million shares of its common stock for a total of $123.9 million.  During the three and nine months ended December 31, 2007, the Company purchased 27.0 million and 31.0 million shares of its common stock for a total of $814.6 million and $964.8 million, respectively.

As of December 31, 2008, approximately 36.7 million shares remained as treasury shares with the balance of the shares being used to fund share issuance requirements under the Company’s equity incentive plans. The timing and amount of future repurchases will depend upon market conditions, interest rates, and corporate considerations.

(16)	Dividends

On October 28, 2002, the Company announced that its Board of Directors had approved and instituted a quarterly cash dividend on its common stock.  A quarterly cash dividend of $0.339 per share was paid on November 28, 2008 in the aggregate amount of $61.7 million.  A quarterly cash dividend of $0.339 per share was declared on January 29, 2009 and will be paid on February 27, 2009 to shareholders of record as of February 13, 2009.  The Company expects the February 2009 payment of its quarterly cash dividend to be approximately $62.0 million.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report, including “Part I – Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part II - Item 1A Risk Factors” contains certain forward-looking statements that involve risks and uncertainties, including statements regarding our strategy, financial performance and revenue sources.  We use words such as “anticipate,” “believe,” “plan,” “expect,” “future,” “intend” and similar expressions to identify forward-looking statements.  Our actual results could differ materially from the results anticipated in these forward-looking statements as a result of certain factors including those set forth under “Risk Factors,” beginning at page 36 and elsewhere in this Form 10-Q.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  You should not place undue reliance on these forward-looking statements.  We disclaim any obligation to update information contained in any forward-looking statement.  These forward-looking statements include, without limitation, statements regarding the following:

•	The effects that declining economic conditions and fluctuations in the global credit and equity markets may have on our financial condition and results of operation;
•	The effects and amount of competitive pricing pressure on our product lines;
•	Our ability to moderate future average selling price declines;
•	The effect of product mix on gross margin;
•	The amount of changes in demand for our products and those of our customers;
•	The level of orders that will be received and shipped within a quarter;
•	The effect that distributor and customer inventory holding patterns will have on us;
•	Our belief that deferred cost of sales will have low risk of material impairment;
•	Our belief that our direct sales personnel combined with our distributors provide an effective means of reaching our customer base;
•	Our ability to increase the proprietary portion of our analog and interface product lines and the effect of such an increase;
•	The impact of any supply disruption we may experience;
•	Our ability to effectively utilize our facilities at appropriate capacity levels and anticipated costs;
•	That our existing facilities and planned expansion activities provide sufficient capacity to respond to increases in demand;
•	That manufacturing costs will be reduced by transition to advanced process technologies;
•	Our ability to absorb fixed manufacturing costs;
•	Our ability to maintain manufacturing yields;
•	Continuing our investments in new and enhanced products;
•	Our ability to attract and retain qualified personnel;
•	The cost effectiveness of using our own assembly and test operations;
•	Our anticipated level of capital expenditures;
•	Continuation of quarterly cash dividends;
•	The sufficiency of our existing sources of liquidity;
•	The impact of seasonality on our business;
•	The accuracy of our estimates used in valuing employee equity awards;
•	That the resolution of legal actions will not harm our business, and the accuracy of our assessment of the probability of loss and range of potential loss;
•	That the idling of assets will not impair the value of such assets;
•	The recoverability of our deferred tax assets;
•	The adequacy of our tax reserves to offset any potential tax liabilities, having the appropriate support for our income tax positions and the accuracy of our estimated tax rate;

•	Our belief that the expiration of any tax holidays will not have a material impact;
•	The accuracy of our estimates of the useful life and values of our property, assets, and other liabilities;
•	The adequacy of our patent strategy;
•	Our ability to obtain patents and intellectual property licenses and minimize the effects of litigation;
•	The level of risk we are exposed to for product liability claims;
•	The amount of labor unrest, political instability, governmental interference and changes in general economic conditions that we experience;
•	The effect of fluctuations in market interest rates on income and/or cash flows;
•	The effect of fluctuations in currency rates;
•	Our ability to collect accounts receivable;
•	Our belief that the combination of distributors we have chosen will support the needs of our customers and not adversely impact our net sales;
•	Our belief that our investments in student loan auction rate municipal bond offerings are of high credit quality;
•	Our ability to hold our fixed income investments and certain auction rate securities until the market recovers, and the immaterial impact this will have on our liquidity;
•
Our belief that any future changes in the fair value of the auction rate securities associated with the auction rate securities rights agreement will be largely offset by changes in the fair value of the related rights without any significant net impact to our income statement;

•	The accuracy of our estimation of the cost effectivity of our insurance coverage;
•	Our belief that our activities are conducted in compliance with various regulations not limited to environmental and export compliance;
•	Our ability and intent to settle the principal amount of the junior subordinated convertible debentures in cash;
•	The sufficiency of our implementation of various actions to reduce payroll, discretionary and variable costs in response to current economic conditions; and
•	Our expectation that our wafer fabs will operate at approximately 60% of their capacity during the March 2009 quarter.

We begin our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) with a summary of Microchip’s overall business strategy to give the reader an overview of the goals of our business and the overall direction of our business and products.  This is followed by a discussion of the Critical Accounting Policies and Estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results.  We then discuss our Results of Operations for the three and nine months ended December 31, 2008 compared to the three and nine months ended December 31, 2007.  We then provide an analysis of changes in our balance sheet and cash flows, and discuss our financial commitments in sections titled “Liquidity and Capital Resources,” “Contractual Obligations” and “Off-Balance Sheet Arrangements.”

Strategy

Our goal is to be a worldwide leader in providing specialized semiconductor products for a wide variety of embedded control applications.  Our strategic focus is on embedded control products, which include microcontrollers, high-performance linear and mixed signal devices, power management and thermal management devices, interface devices, Serial EEPROMs, and our patented KeeLoq® security devices.  We provide highly cost-effective embedded control products that also offer the advantages of small size, high performance, low voltage/power operation and ease of development, enabling timely and cost-effective embedded control product integration by our customers.

We sell our products to a broad base of domestic and international customers across a variety of industries.  The principal markets that we serve include consumer, automotive, industrial, office automation and telecommunications.  Our business is subject to fluctuations based on economic conditions within these markets.  Over the last several months, the downturn in the U.S. and global economies has adversely impacted our key markets resulting in adverse fluctuations in our business.

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

Critical Accounting Policies and Estimates

General

Our discussion and analysis of Microchip’s financial condition and results of operations is based upon our Condensed Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the U.S.  We review the accounting policies we use in reporting our financial results on a regular basis.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent liabilities.  On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, share-based compensation, inventories, investments, income taxes, property plant and equipment, impairment of property, plant and equipment, junior subordinated convertible debentures and litigation.  We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  Our results may differ from these estimates due to actual outcomes being different from those on which we based our assumptions.  We review these estimates and judgments on an ongoing basis.  We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our Condensed Consolidated Financial Statements.  We also have other policies that we consider key accounting policies, such as our policy regarding revenue recognition to OEMs; however, we do not believe these policies require us to make estimates or judgments that are as difficult or subjective as our policies described below.

Revenue Recognition - Distributors

Our distributors worldwide generally have broad price protection and product return rights, so we defer revenue recognition until the distributor sells the product to their customer.  Revenue is recognized when the distributor sells the product to an end-user, at which time the sales price becomes fixed or determinable.  Revenue is not recognized upon shipment to our distributors since, due to discounts from list price as well as price protection rights, the sales price is not substantially fixed or determinable at that time.  At the time of shipment to these distributors, we record a trade receivable for the selling price as there is a legally enforceable right to payment, relieve inventory for the carrying value of goods shipped since legal title has passed to the distributor, and record the gross margin in deferred income on shipments to distributors on our Condensed Consolidated Balance Sheets.

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

We sell the majority of the items in our product catalog to our distributors worldwide at a uniform list price.  However, distributors resell our products to end customers at a very broad range of individually negotiated price points.  The majority of our distributors’ resales require a reduction from the original list price paid.  Often, under these circumstances, we remit back to the distributor a portion of their original purchase price after the resale transaction is completed in the form of a credit against the distributors’ outstanding accounts receivable balance.  The credits are on a per unit basis and are not given to the distributor until they provide information to us regarding the sale to their end customer.  The price reductions vary significantly based on the customer, product, quantity ordered, geographic location and other factors and discounts to a price less than our cost have historically been rare.  The effect of granting these credits establishes the net selling price to our distributors for the product and results in the net revenue recognized by us when the product is sold by the distributors to their end customers.  Thus, a portion of the “Deferred income on shipments to distributors” balance represents the amount of distributors’ original purchase price that will be credited back to the distributor in the future.  The wide range and variability of negotiated price concessions granted to distributors does not allow us to accurately estimate the portion of the balance in the deferred income on shipments to distributors account that will be credited back to the distributors.  Therefore, we do not reduce deferred income on shipments to distributors or accounts receivable by anticipated future concessions; rather, price concessions are typically recorded against deferred income on shipments to distributors and accounts receivable when incurred, which is generally at the time the distributor sells the product.  At December 31, 2008, we had approximately $138.7 million of deferred revenue and $40.3 million in deferred cost of sales recognized as $98.4 million of deferred income on shipments to distributors.  At March 31, 2008, we had approximately $130.4 million of deferred revenue and $35.0 million in deferred cost of sales recognized as $95.4 million of deferred income on shipments to distributors.  The deferred income on shipments to distributors that will ultimately be recognized in our income statement will be lower than the amount reflected on the balance sheet due to additional price credits to be granted to the distributors when the product is sold to their customers.  These additional price credits historically have resulted in the deferred income approximating the overall gross margins that we recognize in the distribution channel of our business.

Distributor advances, reflected as a reduction of deferred income on shipments to distributors on our Condensed Consolidated Balance Sheets, totaled $44.9 million at December 31, 2008 and $36.4 million at March 31, 2008.  On sales to distributors, our payment terms generally require the distributor to settle amounts owed to us for an amount in excess of their ultimate cost.  The sales price to our distributors may be higher than the amount that the distributors will ultimately owe us because distributors often negotiate price reductions after purchasing the product from us and such reductions are often significant.  It is our practice to apply these negotiated price discounts to future purchases, requiring the distributor to settle receivable balances, on a current basis, generally within 30 days, for amounts originally invoiced.  This practice has an adverse impact on the working capital of our distributors.  As such, we have entered into agreements with certain distributors whereby we advance cash to the distributors to reduce the distributor’s working capital requirements.  These advances are reconciled at least on a quarterly basis and are estimated based on the amount of ending inventory as reported by the distributor multiplied by a negotiated percentage.  Such advances have no impact on our revenue recognition or our Condensed Consolidated Statements of Income.  We process discounts taken by distributors against our deferred income on shipments to distributors’ balance and true-up the advanced amounts generally after the end of each completed fiscal quarter.  The terms of these advances are set forth in binding legal agreements and are unsecured, bear no interest on unsettled balances and are due upon demand.  The agreements governing these advances can be cancelled by us at any time.

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

Share-Based Compensation

In the first quarter of fiscal 2007, we adopted SFAS No. 123R, which requires the measurement at fair value and recognition of compensation expense for all share-based payment awards, including grants of employee stock options, RSUs and employee stock purchase rights, to be recognized in our financial statements based on their respective grant date fair values.  Total share-based compensation during the nine months ended December 31, 2008 was $24.6 million, of which $19.7 million was reflected in operating expenses and $4.9 million was capitalized to inventory.  Share-based compensation reflected in cost of sales during the nine months ended December 31, 2008 was $4.6 million.

Determining the appropriate fair-value model and calculating the fair value of share-based awards at the date of grant requires judgment.  The fair value of our RSUs is based on the fair market value of our common stock on the date of grant discounted for expected future dividends.  We use the Black-Scholes option pricing model to estimate the fair value of employee stock options and rights to purchase shares under stock participation plans, consistent with the provisions of SFAS No. 123R.  Option pricing models, including the Black-Scholes model, also require the use of input assumptions, including expected volatility, expected life, expected dividend rate, and expected risk-free rate of return.  We use a blend of historical and implied volatility based on options freely traded in the open market as we believe this is more reflective of market conditions and a better indicator of expected volatility than using purely historical volatility.  The expected life of the awards is based on historical and other economic data trended into the future.  The risk-free interest rate assumption is based on observed interest rates appropriate for the terms of our awards.  The dividend yield assumption is based on our history and expectation of future dividend payouts.  SFAS No. 123R requires us to develop an estimate of the number of share-based awards which will be forfeited due to employee turnover.  Quarterly changes in the estimated forfeiture rate can have a significant effect on reported share-based compensation, as the effect of adjusting the rate for all expense amortization after April 1, 2006 is recognized in the period the forfeiture estimate is changed.  If the actual forfeiture rate is higher or lower than the estimated forfeiture rate, then an adjustment is made to increase or decrease the estimated forfeiture rate, which will result in a decrease or increase to the expense recognized in our financial statements.  If forfeiture adjustments are made, they would affect our gross margin, research and development expenses, and selling, general, administrative expenses.  The effect of forfeiture adjustments through the third quarter of fiscal 2009 was immaterial.

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

In periods where our production levels are substantially below our normal operating capacity, the reduced production levels of our manufacturing facilities are charged directly to cost of sales.

Investments

We classify our investments as trading securities or available-for-sale securities based upon management’s intent with regard to the investments and the nature of the underlying securities.

Our trading securities consist of strategic investments in shares of publicly traded common stock, restricted cash representing cash collateral for put options we have sold on two of our trading securities and auction rate securities that we intend to dispose of through the exercise of a put option.  (See Note 5 to our Condensed Consolidated Financial Statements for further discussion of the put option.)  Our investments in trading securities are carried at fair value with unrealized gains and losses reported in other income, net.

Our available-for-sale investments consist of government agency bonds, municipal bonds, auction rate securities (ARS) and corporate bonds.  Our investments are carried at fair value with unrealized gains and losses reported in stockholders’ equity to the extent any unrelated losses are determined to be temporary.  Premiums and discounts are amortized or accreted over the life of the related available-for-sale security.  Dividend and interest income are recognized when earned.  The cost of securities sold is calculated using the specific identification method.

We include within our short-term investments our trading securities, as well as our income yielding available-for-sale securities that can be readily converted to cash and include within long-term investments those income yielding available-for-sale securities with maturities of over one year that have unrealized losses attributable to them or those that cannot be readily liquidated.  We have the ability to hold our long-term investments with temporary impairments until such time as these assets are no longer impaired.  Such recovery of unrealized losses is not expected to occur within the next year.

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

Income Taxes

As part of the process of preparing our Condensed Consolidated Financial Statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate.  This process involves estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes.  These differences result in deferred tax assets and liabilities, which are included within our Condensed Consolidated Balance Sheets.  We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income within the relevant jurisdiction and to the extent we believe that recovery is not likely, we must establish a valuation allowance.  We have not provided for a valuation allowance because we believe that it is more likely than not that our deferred tax assets will be recovered from future taxable income.  Should we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.  At December 31, 2008, our gross deferred tax asset was $69.4 million.

Various taxing authorities in the United States and other countries in which we do business scrutinize the tax structures employed by businesses.  Companies of our size and complexity are regularly audited by the taxing authorities in the jurisdictions in which they conduct significant operations.  We are currently under audit by the United States Internal Revenue Service (IRS) for our fiscal years ended March 31, 2002, 2003, 2004, 2006, 2007 and 2008.  We recognize liabilities for anticipated tax audit issues in the United States and other tax jurisdictions based on our estimate of whether, and the extent to which, additional tax payments are probable.  We believe that we maintain adequate tax reserves to offset any potential tax liabilities that may arise upon these and other pending audits in the United States and other countries in which we do business.  If such amounts ultimately prove to be unnecessary, the resulting reversal of such reserves would result in tax benefits being recorded in the period the reserves are no longer deemed necessary.  If such amounts ultimately prove to be less than an ultimate assessment, a future charge to expense would be recorded in the period in which the assessment is determined.

Property, Plant and Equipment

Property, plant and equipment are stated at cost.  Major renewals and improvements are capitalized, while maintenance and repairs are expensed when incurred.  At December 31, 2008, the carrying value of our property and equipment totaled $543.7 million, which represents 22.2% of our total assets.  This carrying value reflects the application of our property and equipment accounting policies, which incorporate estimates, assumptions and judgments relative to the useful lives of our property and equipment.  Depreciation is provided on a straight-line basis over the estimated useful lives of the related assets, which range from 5 to 7 years on manufacturing equipment, from 10 to 15 years on leasehold improvements and approximately 30 years on buildings.

We began production activities at Fab 4 on October 31, 2003.  We began to depreciate the Fab 4 assets as they were placed in service for production purposes.  As of December 31, 2008, all of the buildings and supporting facilities were being depreciated as well as the manufacturing equipment that had been placed in service.  All manufacturing equipment that was not being used in production activities was maintained in projects in process and is not being depreciated until it is placed into service since management believes there will be no change to its utility from the present time until it is placed into productive service.  The lives to be used for depreciating this equipment at Fab 4 will be evaluated at such time as the assets are placed in service.  We do not believe that the temporary idling of such assets has impaired the estimated life or carrying values of the underlying assets.

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

Junior Subordinated Convertible Debentures

We account for our junior subordinated convertible debentures and related provisions in accordance with the provisions of Emerging Issues Task Force Issue (EITF) No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, EITF No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, EITF No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, EITF No. 01-6, The Meaning of “Indexed to a Company’s Own Stock”, and EITF No. 04-08, The Effect of Contingently Convertible Debt on Diluted Earnings Per Share.  We also evaluate the instruments in accordance with SFAS No. 133 (SFAS 133), Accounting for Derivative Instruments and Hedging Activities, which requires bifurcation of embedded derivative instruments and measurement of fair value for accounting purposes.  EITF No. 04-08 requires us to include the dilutive effect of the shares of our common stock issuable upon conversion of the outstanding junior subordinated convertible debentures in our diluted income per share calculation regardless of whether the market price trigger or other contingent conversion feature has been met.  We apply the treasury stock method as we have the intent and current ability to settle the principal amount of the junior subordinated convertible debentures in cash.  This method results in incremental dilutive shares when the average fair value of our common stock for a reporting period exceeds the conversion price per share which was $32.63 at December 31, 2008 and adjusts as dividends are recorded in the future.

Litigation

Our current estimated range of liability related to pending litigation is based on the probable loss of claims for which we can estimate the amount and range of loss.  Recorded reserves were not significant at December 31, 2008.

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

Results of Operations

The following table sets forth certain operational data as a percentage of net sales for the periods indicated:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2008	2007	2008	2007

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	45.5%	39.4%	40.7%	39.9%
Gross profit	54.5%	60.6%	59.3%	60.1%
Research and development	14.0%	12.0%	12.3%	11.5%
Selling, general and administrative	19.2%	17.2%	17.5%	16.8%
Special charge	0.2%	---%	0.1%	---%
Loss on sale of Fab 3	---%	---%	---%	3.4%
Operating income	21.1%	31.4%	29.4%	28.4%

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

Our net sales for the quarter ended December 31, 2008 were $192.2 million, a decrease of 28.8% from the previous quarter’s sales of $269.7 million, and a decrease of 23.9% from net sales of $252.6 million in the quarter ended December 31, 2007.  Our net sales for the nine months ended December 31, 2008 were $730.0 million, a decrease of 5.8% from net sales of $775.3 million in the nine months ended December 31, 2007.  The decreases in net sales in these periods resulted primarily from adverse changes in global economic and end market conditions across all of our product lines.  Average selling prices for our products were down approximately 1% for the three-month period ended December 31, 2008 over the corresponding period of the previous fiscal year.  Average selling prices were down approximately 4% for the nine-month period ended December 31, 2008 over the corresponding period of the previous fiscal year.  The number of units of our products sold were down approximately 22% and 2% for the three and nine-month periods ended December 31, 2008 over the corresponding periods of the previous fiscal year.  The average selling prices and the unit volumes of our sales are impacted by the mix of our products sold and overall semiconductor market conditions.  Key factors in achieving the amount of net sales during the three and nine-month periods ended December 31, 2008 include:

•	deteriorating global economic conditions in the markets we serve;
•	increasing semiconductor content in our customers’ products;
•	customers’ increasing needs for the flexibility offered by our programmable solutions;
•	our new product offerings that have increased our served available market;
•	continued market share gains; and
•	inventory holding patterns of our customers.

Sales by product line for the three and nine months ended December 31, 2008 and 2007 were as follows (dollars in thousands):

	Three Months Ended December 31, (unaudited)				Nine Months Ended December 31, (unaudited)
	2008	%	2007	%	2008	%	2007	%

Microcontrollers	$155,866	81.1%	$202,942	80.3%	$590,558	80.9%	$621,776	80.2%
Memory products	17,341	9.0%	29,672	11.8%	73,671	10.1%	92,600	11.9%
Analog and interface products	18,959	9.9%	19,986	7.9%	65,815	9.0%	60,943	7.9%
Total sales	$192,166	100.0%	$252,600	100.0%	$730,044	100.0%	$775,319	100.0%

Microcontrollers

Our microcontroller product line represents the largest component of our total net sales.  Microcontrollers and associated application development systems accounted for approximately 81.1% of our total net sales for the three-month period ended December 31, 2008 and approximately 80.9% of our total net sales for the nine-month period ended December 2008 compared to approximately 80.3% of our total net sales for the three-month period ended December 31, 2007 and approximately 80.2% of our total net sales for the nine-month period ended December 31, 2007.

Net sales of our microcontroller products decreased approximately 23.2% in the three-month period ended December 31, 2008 and 5.0% in the nine-month period ended December 31, 2008 compared to the three and nine-month periods ended December 31, 2007.  These sales decreases were primarily due to deteriorating global economic conditions in the markets we serve and those factors described on page 27 above.  The end markets that we serve include the consumer, automotive, industrial control, communications and computing markets.

Historically, average selling prices in the semiconductor industry decrease over the life of any particular product.  The overall average selling prices of our microcontroller products have remained relatively constant over time due to the proprietary nature of these products.  We have experienced, and expect to continue to experience, pricing pressure in certain microcontroller product lines, primarily due to competitive conditions.  We have been able in the past, and expect to be able in the future, moderate average selling price declines in our microcontroller product lines by introducing new products with more features and higher prices.  We may be unable to maintain average selling prices for our microcontroller products as a result of increased pricing pressure in the future, which would adversely affect our operating results.

Memory Products

Sales of our memory products accounted for approximately 9.0% of our total net sales for the three-month period ended December 31, 2008 and 10.1% of our total net sales for the nine-month period ended December 31, 2008 compared to approximately 11.8% of our total net sales for the three-month period ended December 31, 2007 and 11.9% of our total net sales in the nine-month period ended December 31, 2007.

Net sales of our memory products decreased approximately 41.6% in the three-month period ended December 31, 2008 and 20.4% in the nine-month period ended December 31, 2008 compared to the three and nine-month periods ended December 31, 2007.  These sales decreases were driven primarily by deteriorating global economic conditions and by customer demand conditions within the Serial EEPROM market which products comprise substantially all of our memory product net sales.

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

Analog and Interface Products

Sales of our analog and interface products accounted for approximately 9.9% of our total net sales for the three-month period ended December 31, 2008 and 9.0% of our total net sales for the nine-month period ended December 31, 2008 compared to approximately 7.9% of our total net sales for the three and nine-month periods ended December 31, 2007.

Net sales of our analog and interface products decreased approximately 5.1% in the three-month period ended December 31, 2008 and increased approximately 8.0% in the nine-month period ended December 31, 2008 compared to the three and nine-month periods ended December 31, 2007.   The decrease in net sales of our analog and interface products over the three-month periods was driven primarily by deteriorating global economic conditions which offset market share gains achieved within the analog and interface market.  The increase over the nine-month periods was driven by market share gains which offset the impact of deteriorating global economic conditions.  Analog and interface products can be proprietary or non-proprietary in nature.  Currently, we consider more than half of our analog and interface product mix to be proprietary in nature, where prices are relatively stable, similar to the pricing stability experienced in our microcontroller products.  The non-proprietary portion of our analog and interface business will experience price fluctuations, driven primarily by the current supply and demand for those products.  We may be unable to maintain the average selling prices of our analog and interface products as a result of increased pricing pressure in the future, which would adversely affect our operating results.  We anticipate the proprietary portion of our analog and interface products will continue to increase over time.

Distribution

Distributors accounted for approximately 66% of our net sales in the three-month period ended December 31, 2008 and 65% of our net sales in the three-month period ended December 31, 2007.  Distributors accounted for approximately 64% of our net sales in the nine-month period ended December 31, 2008 and 65% of our net sales in the nine-month period ended December 31, 2007.

Our largest distributor accounted for approximately 14% of our net sales in the three-month period ended December 31, 2008, and 13% of our net sales in the nine-month period ended December 31, 2008.  Our largest distributor accounted for approximately 11% of our net sales in the three and nine-month periods ended December 31, 2007.

Generally, we do not have long-term agreements with our distributors and we, or our distributors, may terminate our relationships with each other with little or no advanced notice.  The loss of, or the disruption in the operations of, one or more of our distributors could reduce our future net sales in a given quarter and could result in an increase in inventory returns.

At December 31, 2008, our distributors maintained 41 days of inventory of our products compared to 33 days at March 31, 2008.  Days of inventory at December 31, 2008 were at the highest levels we have experienced in the last three fiscal years.  As we recognize revenue based on sell through for all of our distributors, we do not believe that inventory holding patterns at our distributors will materially impact our net sales.

Sales by Geography

Sales by geography for the three and nine-month periods ended December 31, 2008 and 2007 were as follows (dollars in thousands):

	Three Months Ended December 31, (unaudited)				Nine Months Ended December 31, (unaudited)
	2008	%	2007	%	2008	%	2007	%

Americas	$50,836	26.4%	$65,989	26.1%	$181,587	24.9%	$206,293	26.6%
Europe	52,802	27.5%	71,026	28.1%	203,955	27.9%	226,063	29.2%
Asia	88,528	46.1%	115,585	45.8%	344,502	47.2%	342,963	44.2%
Total sales	$192,166	100.0%	$252,600	100.0%	$730,044	100.0%	$775,319	100.0%

Our sales to foreign customers have been predominately in Asia and Europe, which we attribute to the manufacturing strength in those areas for automotive, communications, computing, consumer and industrial control products.  Americas sales include sales to customers in the United States, Canada, Central America and South America.

Sales to foreign customers accounted for approximately 74% of our net sales in the three-month period ended December 31, 2008 and 76% of our net sales in the nine-month period ended December 31, 2008.  Sales to foreign customers accounted for approximately 75% of our net sales in the three and nine-month periods ended December 31, 2007.  Substantially all of our foreign sales are U.S. dollar denominated. Sales to customers in Asia have generally increased over time due to many of our customers transitioning their manufacturing operations to Asia and growth in demand from the emerging Asian market.  Our sales force in the Americas and Europe supports a significant portion of the design activity for products which are ultimately shipped to Asia.

Gross Profit

Our gross profit was $104.8 million in the three months ended December 31, 2008 and $153.0 million in the three months ended December 31, 2007.  Our gross profit was $432.5 in the nine months ended December 31, 2008 and $466.3 million in the nine months ended December 31, 2007.  Gross profit as a percentage of sales was 54.5% in the three months ended December 31, 2008 and 60.6% in the three months ended December 31, 2007.  Gross profit as a percentage of sales was 59.3% in the nine months ended December 31, 2008 and 60.1% in the nine months ended December 31, 2007.

The most significant factors affecting our gross profit percentage in the periods covered by this report were:

•	production levels below the range of normal capacity, and resulting under absorption of fixed costs; and
•	inventory write-downs partially offset by sales of inventory that was previously written down.

Other factors that impacted gross profit percentage in the periods covered by this report include:

•	lower depreciation as a percentage of cost of sales driven by reduced capital requirements in our business due to our purchase of Fab 4;
•	fluctuations in the product mix of microcontrollers, proprietary and non-proprietary analog products and Serial EEPROM products resulting in lower overall average selling prices for our products; and
•	continual cost reductions in wafer fabrication and assembly and test manufacturing such as new manufacturing technologies and more efficient manufacturing techniques.

During the three-month period ended December 31, 2008, we produced at approximately 80% of our combined Fab 2 and Fab 4 installed capacity, compared to approximately 99% for the three-month period ended December 31, 2007.  We have reduced wafer starts at both Fab 2 and Fab 4 and are implementing rotating unpaid time off at both fabrication facilities during the March 2009 quarter.  The reduction in wafer starts and rotating unpaid time off are being implemented to help control inventory levels due to current and expected adverse economic conditions in the markets we serve.  We expect our wafer fabs to operate at approximately 60% of their capacity during the March 2009 quarter which will adversely impact gross margins.

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

Our overall inventory levels were $136.5 million at December 31, 2008 compared to $124.5 million at March 31, 2008.  We had 143 days of inventory on our balance sheet at December 31, 2008 compared to 112 days at March 31, 2008 and 114 days at December 31, 2007.  During the three months ended December 31, 2008, the demand for our products was adversely impacted by the weakness in the global economic environment.  We were not able to reduce production levels during this time frame to the extent needed to prevent inventory from rising.

We anticipate that our gross margins will fluctuate over time, driven primarily by the overall product mix of microcontroller, analog and interface and memory products and the percentage of net sales of each of these products in a particular quarter, as well as manufacturing yields, fixed cost absorption, capacity utilization levels, and competitive and economic conditions in the markets we serve.

At December 31, 2008, approximately 75% of our assembly requirements were being performed in our Thailand facility, compared to approximately 68% at December 31, 2007.  Third-party contractors located in Asia perform the balance of our assembly operations.  Substantially all of our test requirements were being performed in our Thailand facility as of December 31, 2008 and December 31, 2007.  We believe that the assembly and test operations performed at our Thailand facility provide us with significant cost savings when compared to contractor assembly and test costs, as well as increased control over these portions of the manufacturing process.  We are planning multiple plant shutdowns of our Thailand facility in the fourth quarter of fiscal 2009 to help control inventory levels due to current and expected adverse economic conditions in the markets we serve.

As a result of significant reductions in demand and decreased production in our wafer fabs and assembly and test operations, approximately $7.3 million was charged to cost of sales in the three-month period ended December 31, 2008, as our production levels for the period were below the range of normal capacity.  There were no such charges in the three or nine-month periods ended December 31, 2007.  If production levels stay below our normal capacity, we will continue to charge cost of sales for the unabsorbed capacity.  Also charged to cost of sales during the quarter ended December 31, 2008 was $4.4 million of obsolescence reserve compared to $0.2 million in the same period last year.  The increase in the obsolescence reserve charge was primarily due to decreased demand for our product related to the adverse global economic conditions.

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

Research and Development (R&D)

R&D expenses for the three months ended December 31, 2008 were $27.0 million, or 14.0% of sales, compared to $30.3 million, or 12.0% of sales, for the three months ended December 31, 2007.  R&D expenses for the nine months ended December 31, 2008 were $89.9 million, or 12.3% of sales, compared to $89.4 million, or 11.5% of sales, for the nine months ended December 31, 2007.  We are committed to investing in new and enhanced products, including development systems software, and in our design and manufacturing process technologies.  We believe these investments are significant factors in maintaining our competitive position.  We expense all R&D costs as incurred.  Assets purchased to support our ongoing research and development activities are capitalized when related to products which have achieved technological feasibility or that have alternative future uses and are amortized over their expected useful lives.  R&D expenses include labor, depreciation, masks, prototype wafers, and expenses for the development of process technologies, new packages, and software to support new products and design environments.

R&D expenses decreased $3.3 million, or 11.0%, for the three months ended December 31, 2008 over the same period last year.  R&D expenses increased $0.5 million, or 0.6%, for the nine months ended December 31, 2008 over the same period last year.  The primary reasons for the decrease in R&D expenses over the three-month periods were lower wage costs as the result of salary reductions, elimination of bonuses and reduction in travel costs.  The primary reason for the increase in R&D expenses over the nine-month periods included higher wage costs and travel expenses in the first two quarters of fiscal 2009 offsetting the reduction in salaries, bonuses and travel expenses implemented in the quarter ended December 31, 2008.

We are implementing various actions in the fourth quarter of fiscal 2009 to further reduce payroll and discretionary costs in response to current and expected adverse economic conditions.

Selling, General and Administrative

Selling, general and administrative expenses for the three months ended December 31, 2008 were $36.8 million, or 19.2% of sales, compared to $43.5 million, or 17.2% of sales, for the three months ended December 31, 2007.  Selling, general and administrative expenses for the nine months ended December 31, 2008 were $127.9 million, or 17.5% of sales, compared to $130.3 million or 16.8% of sales, for the nine months ended December 31, 2007.  Selling, general and administrative expenses include salary expenses related to field sales, marketing and administrative personnel, advertising and promotional expenditures and legal expenses.  Selling, general and administrative expenses also include costs related to our direct sales force and field applications engineers who work in sales offices worldwide to stimulate demand by assisting customers in the selection and use of our products.

Selling, general and administrative expenses decreased $6.7 million, or 22.0%, for the three months ended December 31, 2008 over the same period last year.  Selling, general and administrative expenses decreased $2.4 million, or 1.8%, for the nine months ended December 31, 2008 over the same period last year.  The primary reasons for the decreases in selling, general and administrative expenses in these periods were lower wage costs as the result of salary reductions, elimination of bonuses and reductions in travel costs.

We are implementing various actions in the fourth quarter of fiscal 2009 to further reduce payroll and discretionary costs in response to current and expected adverse economic conditions.

Special Charge

On October 15, 2008, we announced our acquisition of Hampshire Company, a leader in the large format touch screen controller market.  As a result of the acquisition, we incurred a $0.5 million in-process research and development charge in the third quarter of fiscal 2009.

Loss on Sale of Fab 3

We received an unsolicited offer on our Fab 3 facility in September 2007.  We assessed our available capacity in our current facilities, along with our capacity available from outside foundries and determined the capacity of Fab 3 would not be required in the near term.  As a result of this assessment, we accepted the offer on September 21, 2007 and the transaction closed on October 19, 2007.  We received $27.5 million in cash net of expenses associated with the sale and recognized an impairment charge of $26.8 million on the sale of Fab 3, representing the difference between the carrying value of the assets at September 30, 2007 and the amounts realized subsequent to September 30, 2007.

Other Income (Expense)

Interest income in the three-month period ended December 31, 2008 decreased to $7.4 million from $13.5 million in the three-month period ended December 31, 2007.  Interest income in the nine-month period ended December 31, 2008 decreased to $27.8 million from $42.8 million in the nine-month period ended December 31, 2007.  The primary reason for the reductions in interest income was lower interest rates on our invested cash balances for the three and nine-month periods ended December 31, 2008 compared to the prior year periods.  Interest expense in the three and nine-month periods ended December 31, 2008 was $5.8 million and $17.8 million respectively, due to the $1.5 billion in 2.125% junior subordinated convertible debentures we issued in December 2007.  Interest expense in the three and nine-month periods ended December 31, 2007 was $1.6 million.  Other expenses, net in the three-month period ended December 31, 2008 was $20.4 million compared to other income, net of $0.2 million in the three-month period ended December 31, 2007.  The increase in other expenses, net was primarily related to a $19.3 million loss on trading securities during the three months ended December 31, 2008 as a result of market fluctuations in our trading securities and put options as described in Note 5 to our Condensed Consolidated Financial Statements.  Other expense, net was $17.8 million in the nine months ended December 31, 2008 compared to $1.6 million in the nine months ended December 31, 2007.  The increase in other expenses, net was primarily related to a $16.5 million loss on trading securities during the nine months ended December 31, 2008 as a result of market fluctuations in our trading securities and put options as described in Note 5 to our Condensed Consolidated Financial Statements offset by losses related to currency rate fluctuations.

(Benefit) Provision for Income Taxes

The provision for income taxes reflects tax on foreign earnings and federal and state tax on U.S. earnings.  We had an effective tax rate benefit of 236.7% for the three-month period ended December 31, 2008 and 8.5% for the nine-month period ended December 31, 2008.  We had an effective tax rate of 12.2% for the three-month period ended December 31, 2007 and 15.7% for the nine-month period ended December 31, 2007.  The tax benefits in the three and nine-month periods ended December 31, 2008 were driven by a tax benefit of $33.0 million from a clarification of tax regulations, a $16.9 million benefit related to the settlement of an IRS audit of our fiscal 2005 tax returns, a $7.4 million U.S. tax benefit from a loss on trading securities and a benefit of $1.5 million from the retroactive reinstatement of the R&D tax credit.  Our effective tax rate in future periods will be favorably impacted as we will no longer accrue for certain taxes due to the clarification in tax regulations.  The tax rates in the three and nine months ended December 31, 2007 were driven by the U.S. tax benefit associated with our sale of Fab 3.  Note 10 to our Condensed Consolidated Financial Statements contains a reconciliation of our effective tax rates for the periods covered by this report.  Our effective tax rate is lower than statutory rates in the U.S. due primarily to our mix of earnings in foreign jurisdictions with lower tax rates.

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

Liquidity and Capital Resources

We had $1,473.9 million in cash, cash equivalents and short-term and long-term investments at December 31, 2008, a decrease of $45.1 million from the March 31, 2008 balance.  The decrease in cash, cash equivalents and short-term and long-term investments over this time period is primarily attributable to cash generated from operating activities being offset by dividends and stock repurchase activity in the nine months ended December 31, 2008.

Net cash provided from operating activities was $264.6 million for the nine-month period ended December 31, 2008 compared to $360.1 million for the nine-month period ended December 31, 2007.

During the nine months ended December 31, 2008, net cash used in investing activities was $89.3 million.  During the nine months ended December 31, 2007, net cash provided by investing activities was $271.4 million.  The decrease in cash was due primarily to changes in our net purchases, sales and maturities of short-term and long-term investments and higher capital expenditures in the nine-month period ended December 31, 2008.  Also included in the prior year total was $27.5 million cash proceeds from the sale of Fab 3.

We enter into derivative transactions from time to time in an attempt to reduce our exposure to currency rate fluctuations.  Although none of the countries in which we conduct significant foreign operations have had a highly inflationary economy in the last five years, there is no assurance that inflation rates or fluctuations in foreign currency rates in countries where we conduct operations will not adversely affect our operating results in the future.  At December 31, 2008, we had no foreign currency forward contracts outstanding.

Our level of capital expenditures varies from time to time as a result of actual and anticipated business conditions.  Capital expenditures in the nine months ended December 31, 2008 were $91.8 million compared to $49.1 million for the nine months ended December 31, 2007.  Capital expenditures are primarily for the expansion of production capacity and the addition of research and development equipment.  We currently anticipate spending approximately $30.0 million during the next twelve months to invest in equipment and facilities to meet our currently anticipated needs.

We expect to finance capital expenditures through our existing cash balances and cash flows from operations.  We believe that the capital expenditures anticipated to be incurred over the next twelve months will provide sufficient manufacturing capacity to meet our currently anticipated needs.

Net cash used in financing activities was $271.8 million for the nine months ended December 31, 2008 compared to net cash provided by financing activities of $32.0 million for the nine months ended December 31, 2007.  Proceeds from the exercise of stock options and employee purchases under our employee stock purchase plans were $26.5 million for the nine months ended December 31, 2008 and $44.5 million for the nine months ended December 31, 2007.  We paid cash dividends to our shareholders of $184.8 million in the nine months ended December 31, 2008 and $191.6 million in the nine months ended December 31, 2007.  Excess tax benefits from share-based payment arrangements were $10.5 million in the nine months ended December 31, 2008 and $16.8 million in the nine months ended December 31, 2007.  During the nine months ended December 31, 2007, we received net proceeds of $1,127.0 million from the issuance of our 2.125% convertible debentures and repurchased $964.8 million of our common stock.

On December 11, 2007, we announced that our Board of Directors had authorized the repurchase of up to an additional 10.0 million shares of our common stock in the open market or in privately negotiated transactions. During the nine months ended December 31, 2008, we purchased 4.0 million shares of our common stock for a total of $123.9 million.  As of December 31, 2008, we had repurchased 7.5 million shares under this 10.0 million share authorization for a total of $234.7 million.  There is no expiration date associated with this program.

Our Board of Directors authorized the repurchase of 21.5 million shares of our common stock in December 2007 concurrent with our junior subordinated convertible debenture transaction for a total of $638.6 million and no further shares are available to be repurchased under this authorization.

As of December 31, 2008, approximately 36.7 million shares of our common stock remained as treasury shares with the balance of the repurchased shares being used to fund share issuance requirements under our equity incentive plans. The timing and amount of future repurchases will depend upon market conditions, interest rates, and corporate considerations.

On October 28, 2002, we announced that our Board of Directors had approved and instituted a quarterly cash dividend on our common stock.  A quarterly dividend of $0.339 per share was paid on November 28, 2008 in the aggregate amount of $61.7 million.  A quarterly dividend of $0.339 per share was declared on January 29, 2009 and will be paid on February 27, 2009 to shareholders of record as of February 13, 2009.  We expect the aggregate February 2009 cash dividend to be approximately $62.0 million.  Our Board is free to change our dividend practices at any time and to increase or decrease the dividend paid, or not to pay a dividend on our common stock on the basis of our results of operations, financial condition, cash requirements and future prospects, and other factors deemed relevant by our Board.  Our current intent is to provide for ongoing quarterly cash dividends depending upon market conditions and our results of operations.

We believe that our existing sources of liquidity combined with cash generated from operations will be sufficient to meet our currently anticipated cash requirements for at least the next 12 months.  However, the semiconductor industry is capital intensive.  In order to remain competitive, we must constantly evaluate the need to make significant investments in capital equipment for both production and research and development.  We may seek additional equity or debt financing from time to time to maintain or expand our wafer fabrication and product assembly and test facilities, or for other strategic purposes such as significant acquisitions.  The timing and amount of any such financing requirements will depend on a number of factors, including demand for our products, changes in industry conditions, product mix, competitive factors and the timing of any strategic acquisitions.  There can be no assurance that such financing will be available on acceptable terms, and any additional equity financing would result in incremental ownership dilution to our existing stockholders.

Contractual Obligations

There have not been any material changes in our contractual obligations from what we disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2008.

Off-Balance Sheet Arrangements

As of December 31, 2008, we are not involved in any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurement (SFAS No. 157).  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements.  In February 2008, the FASB issued FASB Staff Position (FSP) FAS 157-2, Effective Date of FASB Statement No. 157 (FSP FAS 157-2), which delays the effective date of SFAS No. 157 for all nonfinancial assets and liabilities except for those recognized or disclosed at least annually. We adopted SFAS No. 157 on April 1, 2008, which had no impact on our consolidated results of operations or financial condition.  Refer to Note 6 for additional information related to the adoption of SFAS No. 157.

On February 15, 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS No. 159).  Under this Statement, we may elect to report financial instruments and certain other items at fair value on a contract-by-contract basis with changes in value reported in earnings.  We adopted SFAS No. 159 on April 1, 2008.  In the three months ended December 31, 2008, we elected the fair value option for rights given to us by an investment firm related to our investments in certain auction rate securities.  See Note 5 for further discussion of these rights.

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

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51 (SFAS No. 160).  SFAS No. 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent's ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated.  SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  SFAS No. 160 is effective for fiscal years beginning after December 15, 2008, and will be adopted by us in the first quarter of fiscal 2010.  We are currently evaluating the potential impact, if any, the adoption of SFAS No. 160 will have on our consolidated results of operations and financial condition.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (SFAS No. 161).  The standard requires additional quantitative disclosures (provided in tabular form) and qualitative disclosures for derivative instruments.  The required disclosures include how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows; relative volume of derivative activity; the objectives and strategies for using derivative instruments; the accounting treatment for those derivative instruments formally designated as the hedging instrument in a hedge relationship; and the existence and nature of credit-related contingent features for derivatives. SFAS No. 161 does not change the accounting treatment for derivative instruments. SFAS No. 161 is effective for us beginning January 1, 2009.  We do not expect the adoption of SFAS No. 161 will have a material impact on our financial condition, results of operations or cash flows.

In May 2008, the FASB released FSP APB 14-1, Accounting For Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement) (FSP APB 14-1) that alters the accounting treatment for convertible debt instruments that allow for either mandatory or optional cash settlements. FSP APB 14-1 will impact the accounting associated with our $1.15 billion junior subordinated convertible debentures.  FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods, and will require us to recognize additional (non-cash) interest expense based on the market rate for similar debt instruments without the conversion feature.  Furthermore, FSP APB 14-1 would require us to recognize interest expense in prior periods pursuant to retrospective accounting treatment.  FSP APB 14-1 will have no impact on our actual past or future cash flows.  FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and will be adopted by us on April 1, 2009.  We are further evaluating the impact the adoption of FSP APB 14-1 will have on our consolidated results of operations and financial condition.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our investment portfolio, consisting of fixed income securities and money market funds and cash deposits that we hold on an available-for-sale basis, was $1,473.9 million as of December 31, 2008, and $1,519.1 million as of March 31, 2008.  These securities, like all fixed income instruments, are subject to interest rate risk and will decline in value if market interest rates increase.  We have the ability to hold our fixed income investments until maturity and, therefore, we would not expect to recognize any material adverse impact in income or cash flows if market interest rates increase.

At December 31, 2008, $56.8 million of original purchase value of our investment portfolio was invested in auction rate securities. Historically, the carrying value of auction rate securities approximated fair value due to the frequent resetting of the interest rates.  If an auction fails for amounts we have invested, our investment will not be liquid.  With the continuing liquidity issues experienced in the global credit and capital markets, our auction rate securities have experienced multiple failed auctions.  In September 2007 and February 2008, auctions for $24.9 million and $34.8 million, respectively, of the original purchase value of our investments in auction rate securities had failed.  While we continue to earn interest on these investments based on a pre-determined formula with spreads tied to particular interest rate indices, the estimated market value for a portion of these auction rate securities no longer approximates the original purchase value.

At December 31, 2008, the $24.9 million of auction rate securities that failed during September 2007 carried ratings between AA- and BBB by Standard & Poors compared to ratings between AA and AA- at September 30, 2008.  All but $2.5 million of the securities possess credit enhancement in the form of insurance for principal and interest.  The underlying characteristics of $22.4 million of these auction rate securities relate to servicing statutory requirements in the life insurance industry and $2.5 million relate to a specialty finance company whose counterparty rating was downgraded to Baa1 by Moody’s during December 2008.  Moody’s also downgraded the $2.5 million specialty finance company issue we own to Caa3 during December.  Additionally, Moody’s downgraded $7.5 million of the $22.4 million of auction rate securities related to servicing statutory requirements in the life insurance industry from Aa3 to Baa1 during the quarter.  During the first week of January 2009, Moody’s downgraded other issues which we do not own from the same issuer of the $7.5 million auction rate securities to D and simultaneously cited their expectation that the series owned by us would have interest payment shortfalls, but that any shortfalls would be paid by the insurer and the ratings on the notes would then become based on the rating of the insurer.  We factored these recent rating changes into our fair value estimates for the third quarter of fiscal 2009.  The issuer announced a default in early January and the interest was paid by the insurer and posted to our account.

The $24.9 million in failed auctions have continued to fail through the filing date of this report.  As a result, we will not be able to access such funds until a future auction on these investments is successful.  The fair value of the failed auction rate securities has been estimated based on market information and estimates determined by management and could change significantly based on market conditions.  Based on the estimated values, we concluded these investments were other than temporarily impaired and recognized an impairment charge on these investments of $2.4 million during fiscal 2008 and an aggregate of $2.6 million for the first three quarters of fiscal 2009.  If the issuers are unable to successfully close future auctions or if their credit ratings deteriorate further, we may be required to further adjust the carrying value of the investments through an additional impairment charge to earnings.

The $34.8 million of auction rate securities that failed during February 2008 are investments in student loan-backed auction rate securities.  Approximately, $0.2 million, $1.7 million, and $1.0 million of these auction rate securities were redeemed at par by the issuers during the first, second, and third quarters of fiscal 2009, respectively, reducing our overall position to $31.9 million.  Based upon our evaluation of available information, we believes these investments are of high credit quality, as all of the investments carry AAA credit ratings by one or more of the major credit rating agencies and are largely backed by the federal government (Federal Family Education Loan Program).  The fair value of the failed auction rate securities has been estimated based on market information and estimates determined by management and could change significantly based on market conditions.  However, if the issuers are not able to successfully close future auctions or over time are not able to obtain more favorable financing options for their debt issuance needs, including refinancing these obligations into lower rate securities, the market value of these investments could be negatively impacted.

In November 2008, we executed an auction rate securities rights agreement (the Rights) with the broker through which we purchased the $31.9 million in auction rate securities that provides (1) us with the right to put these auction rate securities back to the broker at par anytime during the period from June 30, 2010 through July 2, 2012, and (2) the broker with the right to purchase or sell the auction rate securities at par on our behalf anytime through July 2, 2012.  We accounted for the acceptance of the Rights as the receipt of a put option for no consideration and recognized a gain with a corresponding recognition as a long-term investment.  We elected to measure the Rights under the fair value option of SFAS No. 159 and will record changes in the fair value of the Rights in earnings.  We simultaneously recognized an other-than-temporary impairment loss of $5.5 million as we no longer intend to hold these auction rate securities until the fair value recovers, which was recorded in other comprehensive loss in prior quarters.  We have reclassified the auction rate securities from available-for-sale to trading securities and future changes in fair value will be recorded in earnings.  We expect any future changes in the fair value of the auction rate securities to be largely offset by changes in the fair value of the related Rights without any significant net impact to our income statement.  We will continue to measure the auction rate securities and the Rights at fair value (utilizing Level 3 inputs) until the earlier of its maturity or exercise.

We continue to monitor the market for auction rate securities and consider its impact, if any, on the fair market value of its investments.  If the market conditions deteriorate further, we may be required to record additional impairment charges.  We intend and have the ability to hold these auction rate securities until the market recovers, or as it relates to the $26.4 million of these auction rate securities, until June 30, 2010 when we have the right to sell the auction rates at par to the broker.  We do not anticipate having to sell these securities to fund the operations of our business.  We believe that, based on our current unrestricted cash, cash equivalents and short-term investment balances, the current lack of liquidity in the credit and capital markets will not have a material impact on our liquidity, cash flow or ability to fund our operations.

Our investment in marketable equity securities at December 31, 2008 consists of shares of common stock, the value of which is determined by the closing price of such shares on the respective markets on which the shares are traded as of the balance sheet date. These investments are classified as trading securities and accounted for under the provisions of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. The market value of these investments was approximately $79.5 million at December 31, 2008 compared to our cost basis of approximately $91.8 million. The value of our investment in marketable equity securities would be materially impacted if there were a significant change in the market price of the shares. A hypothetical 30% favorable or unfavorable change in the stock prices compared to the stock prices at December 31, 2008 would have affected the value of our investments in marketable equity securities by approximately $23.9 million. Additionally, we have sold put options on some of our trading securities, which are recorded as accrued liabilities, and are marked to market value.  A decline in the stock price of the underlying security prior to the expiration date of the puts would cause an increase to the liability, which would result in a charge to our results of operations, and could result in the put being exercised by the holder.  If the put is exercised by the holder, we could be required to pay up to $34.2 million for additional shares of the common stock, at a price potentially in excess of the then fair market value of the common stock.  A hypothetical 30% unfavorable change in the stock price of the trading security on which we have sold the puts, compared to the stock price at December 31, 2008 could potentially result in the puts being exercised and would result in our paying $34.2 million to acquire the shares of common stock.  The stock would then be marked to market value, reducing the value of our investment by approximately $6.2 million.  (See Note 5 to our Condensed Consolidated Financial Statements for additional information about our investments in marketable equity securities.)

We have international operations and are thus subject to foreign currency rate fluctuations.  To date, our exposure related to exchange rate volatility has not been material to our operating results.  Approximately 99% of our sales are denominated in U.S. dollars.  We maintain hedges related to our foreign currency exposure of our net investment in a foreign operation as needed.  As of December 31, 2008 and December 31, 2007, there were no foreign currency hedges outstanding.  If foreign currency rates fluctuate by 15% from the rates at December 31, 2008, the effect on our financial position and results of operation would be immaterial.

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

Changes in Internal Control over Financial Reporting

During the three months ended December 31, 2008, there was no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On April 18, 2008, LSI Logic and its wholly owned subsidiary Agere, filed both an action with the International Trade Commission and a complaint in the United States District Court for the Eastern District of Texas alleging patent infringement by Microchip and 17 other semiconductor and foundry companies.  These actions seek monetary damages and injunctive relief against the allegedly infringing products.  The outcome of these actions is not presently determinable, and therefore we can make no assessment of their materiality.  The target date for completion of the International Trade Commission investigation is August 21, 2009.  Microchip intends to vigorously defend its rights in these matters.

Item 1A.	Risk Factors

When evaluating Microchip and its business, you should give careful consideration to the factors listed below, in addition to the information provided elsewhere in this Form 10-Q and in other documents that we file with the Securities and Exchange Commission.

Declining general economic conditions and fluctuations in the global credit and equity markets have adversely affected our financial condition and results of operations and made our future business more difficult to forecast and manage.

Our business is sensitive to changes in general economic conditions, both in the U.S. and globally.   Due to the continuing adverse conditions in the credit markets and concerns regarding the availability of credit, our current or potential customers have delayed or reduced purchases of our products which has adversely affected our revenues and therefore harmed our business and results of operations.  In addition, the recent turmoil in the financial markets has had an adverse effect on the U.S. and world economies, which has negatively impacted the spending patterns of businesses including our current and potential customers.  There can be no assurances that the government responses to the disruptions in the financial markets will restore confidence in the U.S. and global markets.  Many economists and other experts have concluded that a recession in the U.S. and global economies began in 2008 and is continuing.  We are unable to predict how deep or how long it will last.  We expect our business to continue to be adversely impacted by any prolonged downturn in the U.S. or global economies.  Our revenue for the quarter ended December 31, 2008 decreased by 28.8% from the quarter ended September 30, 2008.  The uncertainty regarding the U.S. and global economies has also made it more difficult for us to forecast and manage our business.  Although we are taking actions in the March quarter relating to controlling our expenses and inventory levels, including rotating unpaid time off in our wafer fabs, multiple planned shutdowns in our Thailand assembly and test facility, and reductions in discretionary costs, there can be no assurance that these actions will be sufficient to address the impact of any economic slowdown and allow us to meet our operating objectives.

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

We believe that period-to-period comparisons of our operating results are not necessarily meaningful and that you should not rely upon any such comparisons as indications of future performance. In future periods our operating results may fall below our public guidance or the expectations of public market analysts and investors, which would likely have a negative effect on the price of our common stock.  The recent weakness in global economic conditions has adversely impacted our operating results and makes comparability between periods less meaningful.

Our operating results will suffer if we ineffectively utilize our manufacturing capacity or fail to maintain manufacturing yields.

The manufacture and assembly of integrated circuits, particularly non-volatile, erasable CMOS memory and logic devices such as those that we produce, are complex processes.  These processes are sensitive to a wide variety of factors, including the level of contaminants in the manufacturing environment, impurities in the materials used, the performance of our wafer fabrication personnel and equipment, and other quality issues.  As is typical in the semiconductor industry, we have from time to time experienced lower than anticipated manufacturing yields.  Our operating results will suffer if we are unable to maintain yields at approximately the current levels.  This could include delays in the recognition of revenue, loss of revenue or future orders, and customer-imposed penalties for failure to meet contractual shipment deadlines. Our operating results are also adversely affected when we operate at less than optimal capacity.  In the quarter ended March 31, 2009, we are reducing wafer starts in both Fab 2 and Fab 4, implementing rotating unpaid time off and having multiple plant shutdowns in our Thailand facility.  These actions are being implemented to help control inventory levels due to current and expected adverse economic conditions.  Lower capacity utilization results in certain costs being charged directly to expense and lower gross margins.

We are dependent on orders that are received and shipped in the same quarter and are therefore limited in our visibility of future product shipments.

Our net sales in any given quarter depend upon a combination of shipments from backlog and orders received in that quarter for shipment in that quarter, which we refer to as turns orders. We measure turns orders at the beginning of a quarter based on the orders needed to meet the shipment targets that we set entering the quarter. Historically, we have relied on our ability to respond quickly to customer orders as part of our competitive strategy, resulting in customers placing orders with relatively short delivery schedules. Shorter lead times generally mean that turns orders as a percentage of our business are relatively high in any particular quarter and reduces our backlog visibility on future product shipments.  Turns orders correlate to overall semiconductor industry conditions and product lead times.  Because turns orders are difficult to predict, varying levels of turns orders make our net sales more difficult to forecast.  If we do not achieve a sufficient level of turns orders in a particular quarter relative to our revenue targets, our revenue and operating results may suffer.  For example, in the quarter ended December 31, 2008, we did not achieve the level of turns orders we required to meet our targets which adversely impacted our revenue and results of operations for the December quarter.

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

Sales through distributors accounted for approximately 64% of our net sales in fiscal 2008 and in the first nine months of fiscal 2009.  Our largest distributor accounted for approximately 12% of our net sales in fiscal 2008 and 13% of our net sales in the first nine months of fiscal 2009.  We do not have long-term agreements with our distributors and we and our distributors may each terminate our relationship with little or no advance notice.

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

Current and expected adverse economic conditions and continued adverse conditions in the U.S. and global credit markets could materially impact the operations of our distributors.  Any deterioration in the financial condition of our distributors or any disruption in the operations of our distributors could adversely impact the flow of our products to our end customers and adversely impact our results of operation.  In addition, during an industry and/or economic downturn, it is possible there will be an oversupply of products and a decrease in sell-through of our products by our distributors which could reduce our net sales in a given period and result in an increase in inventory returns.

Recent credit and equity market conditions have adversely impacted our holdings of auction rate securities, investments and trading securities which has had a material adverse impact on our results of operations.

At December 31, 2008, $46.3 million of the fair value of our investment portfolio was invested in auction rate securities.  Historically, the carrying value of auction rate securities approximated fair value due to the frequent resetting of the interest rates.  With the continuing liquidity issues in the global credit and capital markets, our auction rate securities have experienced multiple failed auctions.  As a result, we will not be able to access such funds until a future auction on these investments is successful.  In November 2008, we executed an auction rate securities rights agreement (the Rights) with the broker through which we purchased the $31.9 million in auction rate securities that provides (1) us with the right to put these auction rate securities back to the broker at par anytime during the period from June 30, 2010 through July 2, 2012, and (2) the broker with the right to purchase or sell the auction rate securities at par on our behalf anytime through July 2, 2012.  We accounted for the acceptance of the Rights as the receipt of a put option for no consideration and recognized a gain with a corresponding recognition as a long-term investment.  We elected to measure the Rights under the fair value option of SFAS No. 159 and will record changes in the fair value of the Rights in earnings.  We simultaneously recognized an other-than-temporary impairment loss of $5.5 million as we no longer intend to hold the auction rate securities to a time where the fair value recovers, which was recorded in other comprehensive loss in prior quarters.  We have reclassified the auction rate securities from available-for-sale to trading securities and future changes in fair value will be recorded in earnings.  We expect any future changes in the fair value of the auction rate securities to be largely offset by changes in the fair value of the related Rights without any significant net impact to our income statement.  We will continue to measure the auction rate securities and the Rights at fair value (utilizing Level 3 inputs) until the earlier of its maturity or exercise.

The fair value of the failed auction rate securities has been estimated based on market information and estimates determined by management and could change significantly based on market conditions.  Based on the estimated values, we concluded these investments were other than temporarily impaired and recognized an impairment charge on these investments of $2.4 million during fiscal 2008 and an aggregate of $2.6 million for the first three quarters of fiscal 2009.  If the issuers are unable to successfully close future auctions or if their credit ratings deteriorate further, we may be required to further adjust the carrying value of the investments through an additional impairment charge to earnings.

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

Our investment in marketable equity securities at December 31, 2008 consists of shares of common stock, the value of which is determined by the closing prices of such shares on the respective markets on which the shares are traded as of the balance sheet date. These investments are classified as trading securities and accounted for under the provisions of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. The market value of these investments was approximately $79.5 million at December 31, 2008 compared to our cost basis of approximately $91.8 million. The value of our investment in marketable equity securities would be materially impacted if there were a significant change in the market price of the shares.  Additionally, we have sold put options on some of our trading securities, which are recorded as accrued liabilities, and are marked to market value.  A decline in the stock price of the underlying security prior to the expiration date of the puts would cause an increase to the liability, which would result in a charge to our results of operations, and could result in the put being exercised by the holder.  If the put is exercised by the holder, we could be required to pay up to $34.2 million for additional shares of the common stock, at a price potentially in excess of the then fair market value of the common stock which would result in a charge to our results of operations.  As a result, any fluctuations in the value of our marketable securities could result in unexpected fluctuations in our financial results.

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

The semiconductor industry is characterized by seasonality and wide fluctuations of supply and demand.  Since a significant portion of our revenue is from consumer markets and international sales, our business may be subject to seasonally lower revenues in the third and fourth quarters of our fiscal year.  However, fluctuations in our overall business in certain recent periods, semiconductor industry conditions and adverse conditions in the U.S. and global economies have had a more significant impact on our results than seasonality, and has made it difficult to assess the impact of seasonal factors on our business.  The industry has also experienced significant economic downturns, characterized by diminished product demand and production over-capacity.  We have sought to reduce our exposure to this industry cyclically by selling proprietary products that cannot be easily or quickly replaced, to a geographically diverse base of customers across a broad range of market segments.  However, we have experienced substantial period-to-period fluctuations in operating results and expect, in the future, to experience period-to-period fluctuations in operating results due to general industry or economic conditions.  In particular, our business and operating results have been and are expected to continue to be adversely impacted by the continuing decline in conditions in the U.S. and global economies.

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

Our operating results may be adversely impacted if economic conditions impact the financial viability of our customers or distributors.

We regularly review the financial performance of our customers and distributors. However, global economic conditions may adversely impact the financial viability of our customers or distributors. The financial failure of a customer or distributor could have an adverse impact on our operating results and could result in us not being able to collect our accounts receivable balances.

We do not typically have long-term contracts with our customers.

We do not typically enter into long-term contracts with our customers and we cannot be certain about future order levels from our customers.  When we do enter into customer contracts, the contract is generally cancelable at the convenience of the customer.  Even though we have approximately 63,000 end customers and our ten largest customers made up approximately 9% of our total revenue for the nine months ended December 31, 2008, cancellation of customer contracts could have an adverse financial impact on our revenue and profits.

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

Sales to foreign customers account for a substantial portion of our net sales.  During fiscal 2008, approximately 75% of our net sales were made to foreign customers.  During the first nine months of fiscal 2009, approximately 76% of our net sales were made to foreign customers.  We purchase a substantial portion of our raw materials and equipment from foreign suppliers.  In addition, we own product assembly and testing facilities located near Bangkok, Thailand, which has experienced periods of political uncertainty in the past.  We also use various foreign contractors for a portion of our assembly and testing and for a portion of our wafer fabrication requirements.  Substantially all of our finished goods inventory is maintained in Thailand.

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

A significant portion of our sales are made outside of the U.S. through the exporting and re-exporting of products.  In addition to local jurisdictions’ export regulations, our U.S. manufactured products or products based on U.S. technology are subject to Export Administration Regulations (EAR) when exported and re-exported to and from international jurisdictions.  Licenses or proper license exceptions may be required for the shipment of our products to certain countries.  Non-compliance with the EAR or other export regulations can result in penalties including denial of export privileges, fines, criminal penalties, and seizure of products.  Such penalties could have a material adverse effect on our business including our ability to meet our net sales and earnings targets.

The outcome of currently ongoing and future examinations of our income tax returns by the IRS could have an adverse effect on our results of operations.

We are subject to continued examination of our income tax returns by the IRS and other tax authorities for fiscal 2002 and later, other than fiscal 2005.  We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes.  There can be no assurance that the outcomes from these continuing examinations will not have an adverse effect on our future operating results.

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

On October 2, 2008, we and ON Semiconductor Corporation (ON) announced that we had sent a proposal to the Board of Directors of Atmel Corporation to acquire Atmel for $5.00 per share in cash or a total of approximately $2.3 billion.  On October 29, 2008, Atmel announced that its Board of Directors had determined that the unsolicited proposal from us and ON was inadequate.  On October 30, 2008, we and ON announced that we were disappointed with Atmel’s rejection of our proposal and that we would consult with our respective Boards of Directors and advisors and determine our next steps in due course.  Subsequently, on November 18, 2008, ON formally announced its withdrawal from the proposal and Microchip withdrew its $5.00 per share offer for Atmel.  With this announcement, Microchip indicated that it intended to evaluate its potential alternatives for pursuing a transaction to acquire Atmel without ON.  On December 15, 2008, Microchip delivered a written notification to Atmel as required under Atmel’s bylaws regarding a proposed alternate slate of directors to be elected at Atmel’s 2009 annual meeting.  This notification was done in order to preserve Microchip’s flexibility as it evaluates its alternatives with respect to a potential transaction with Atmel.

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

There will likely be new accounting pronouncements or regulatory rulings which may have an adverse impact on our future financial condition and results of operations.

There will likely be new accounting pronouncements or regulatory rulings, which may have an adverse impact on our future financial condition and results of operations.  For example, in May 2008, the FASB issued FASB Staff Position (FSP) No. APB 14-1, Accounting for Convertible Debt Instruments that May be Settled in Cash Upon Conversion (Including Partial Cash Settlement) (FSP APB 14-1), that alters the accounting treatment for convertible debt that allows for either mandatory or optional cash settlements, including our outstanding debentures.  FSP APB 14-1 requires the issuer to separately account for the liability and equity components of the instrument in a manner that reflects the issuer’s economic interest cost.  Further, FSP APB 14-1 will require bifurcation of a component of the debt, classification of that component as equity, and then accretion of the resulting discount on the debt to result in the “economic interest cost” being reflected in the condensed consolidated statements of operations.  In issuing FSP APB 14-1, the FASB emphasized that FSP APB 14-1 will be applied to the terms of the instruments as they existed for the time periods presented, therefore, the application of FSP APB 14-1 would be applied retrospectively to all periods presented.  FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008, and will require retrospective application.  We will be required to implement the proposed standard during the first quarter of fiscal 2010, which begins on April 1, 2009.  Although FSP APB 14-1 will have no impact on our actual past or future cash flows, it would require us to record a significant amount of non-cash interest expense as the debt discount is amortized.  In addition, if our convertible debt is redeemed or converted prior to maturity, any unamortized debt discount would result in a loss on extinguishment.  As a result, there could be a material adverse impact on our results of operations and earnings per share.  These impacts could adversely affect the trading price of our common stock and the trading price of our debentures.

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

MICROCHIP TECHNOLOGY INCORPORATED

Date: February 9, 2009	By: /s/ J. Eric Bjornholt
J. Eric Bjornholt
Vice President and Chief Financial Officer
(Duly Authorized Officer, and
Principal Financial and Accounting Officer)