Form 10-K
period 2009-03-31
MICROCHIP TECHNOLOGY INC
filed 2009-05-29
CIK 827054

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K
(Mark One)

☒           Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended March 31, 2009

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

Indicate by checkmark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:  ☒Yes☐No

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐Yes☐No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of Form 10-K or any amendment to this Form 10-K☐

Indicate by check mark whether the registrant is large accelerated filer, an accelerated filed, or a non-accelerated filer,  or smaller reporting company.  See definitions of “large accelerated filer” “accelerated file” and “smaller reporting company” in Rule 12b-2 of the Exchange Act):

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).☐Yes☒No

Aggregate market value of the voting and non-voting common equity held by non-affiliates as of September 30, 2008 based upon the closing price of the common stock as reported by the NASDAQ® Global Market on such date was approximately $5,215,717,918.

Number of shares of Common Stock, $.001 par value, outstanding as of May 26, 2009:  182,866,010.

Documents Incorporated by Reference
Document		Part of Form 10-K
Proxy Statement for the 2009 Annual Meeting of Stockholders		III

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

Embedded control systems have been incorporated into thousands of products and subassemblies in a wide variety of applications and markets worldwide, including:

•	automotive comfort, safety and entertainment applications
•	remote control devices
•	handheld tools
•	home appliances
•	portable computers
•	robotics
•	accessories
•	cordless and cellular telephones
•	motor controls
•	security systems
•	educational and entertainment devices
•	consumer electronics
•	power supplies

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

The increasing demand for embedded control has made the market for microcontrollers one of the larger segments of the semiconductor market at approximately $14 billion in calendar year 2008.  Microcontrollers are currently available in 4-bit through 32-bit architectures.  4-bit microcontrollers are the smallest segment of the microcontroller market and have been in decline for several years.  8-bit microcontrollers remain very cost-effective for a wide range of high volume embedded control applications and, as a result, continue to represent the largest portion of the overall microcontroller market.  16-bit and 32-bit microcontrollers provide higher performance and functionality, and are generally found in more complex embedded control applications.

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

Microcontrollers

We offer a broad family of microcontroller products featuring our unique, proprietary architecture marketed under the PIC brand name.  We believe that our PIC product family is a price/performance leader in the worldwide microcontroller market.  We have shipped over 7 billion PIC microcontrollers to customers worldwide since their introduction in 1990.  Our PIC products are designed for applications requiring field programmability, high performance, low power and cost effectiveness.  They feature a variety of memory technology configurations, low voltage and power, small footprint and ease of use.  Our performance results from a product architecture which features dual data and instruction pathways, referred to as a Harvard dual-bus architecture; a Reduced Instruction Set Computer, referred to as RISC; and variable length instructions; all of which provide significant speed advantages over alternative single-bus, Complex Instruction Set Computer architectures, referred to as CISC.  With approximately 600 microcontrollers in our product portfolio, we target the 8-bit, 16-bit, and 32-bit microcontroller markets.

Digital Signal Controllers (DSC) are a subset of our 16-bit microcontroller offering.  Our dsPIC Digital Signal Controller families integrate the control features of high-performance 16-bit microcontrollers with the computation capabilities of Digital Signal Processors (DSPs), along with a wide variety of peripheral functions making them suitable for a large number of embedded control applications.  Our dsPIC product family offers a broad suite of hardware and software development tools, software application libraries, development boards and reference designs to ease and expedite the customer application development cycle.  With its field-re-programmability, large selection of peripheral functions, small footprint and ease of use, we believe that our dsPIC Digital Signal Controllers enlarge our addressable market.

We have used our manufacturing experience and design and process technology to bring additional enhancements and manufacturing efficiencies to the development and production of our PIC family of microcontroller products.  Our extensive experience base has enabled us to develop our advanced, low-cost user programmability feature by incorporating non-volatile memory, such as Flash, EEPROM and EPROM Memory, into the microcontroller, and to be a leader in reprogrammable microcontroller product offerings.

Development Tools

We offer a comprehensive set of low-cost and easy-to-learn application development tools.  These tools enable system designers to quickly and easily program a PIC microcontroller and dsPIC Digital Signal Controllers for specific applications and, we believe are a key factor for obtaining design wins.

Our family of development tools for PIC and dsPIC devices operates in the standard Windows® environment on standard PC hardware.  These tools range from entry-level systems, which include an assembler and programmer or in-circuit debugging hardware, to fully configured systems that provide in-circuit emulation hardware.  Customers moving from entry-level designs to those requiring real-time emulation are able to preserve their investment in learning and tools as they migrate to future PIC devices since all of our PIC and dsPIC development tools share the same integrated development environment.

Many independent companies also develop and market application development tools that support our standard microcontroller product architecture.  Currently, there are approximately 200 third-party tool suppliers worldwide whose products support our proprietary microcontroller architecture.

We believe that familiarity with and adoption of both our and third-party development tools by an increasing number of product designers will be an important factor in the future selection of our embedded control products.  These development tools allow design engineers to develop thousands of application-specific products from our standard microcontrollers.  To date, we have shipped more than 750,000 development tools.

Analog and Interface Products

Our analog and interface products consist of several families with over 550 power management, linear, mixed-signal, thermal management and interface products.  At the end of fiscal 2009, our mixed-signal analog and interface products were being shipped to more than 13,100 end customers.

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

Memory Products

Our memory products consist primarily of serial electrically erasable programmable read-only memory, referred to as Serial EEPROMs.  We sell these devices primarily into the embedded control market, and we are one of the largest suppliers of such devices worldwide.  Serial EEPROM products are used for non-volatile program and data storage in systems where such data must be either modified frequently or retained for long periods.  Serial EEPROMs have a very low I/O pin requirement, permitting production of very small devices.

Manufacturing

Our manufacturing operations include wafer fabrication and assembly and test.  The ownership of our manufacturing resources is an important component of our business strategy, enabling us to maintain a high level of manufacturing control resulting in us being one of the lowest cost producers in the embedded control industry.  By owning our wafer fabrication facilities and our assembly and test operations, and by employing statistical techniques (statistical process control, designed experiments and wafer level monitoring), we have been able to achieve and maintain high production yields.  Direct control over manufacturing resources allows us to shorten our design and production cycles.  This control also allows us to capture the wafer manufacturing and a portion of the assembly and testing profit margin.

Our manufacturing facilities are located in:

•	Tempe, Arizona (Fab 2)
•	Chandler, Arizona (probe operations)
•	Gresham, Oregon (Fab 4)
•	Bangkok, Thailand (assembly, probe and test)

Wafer Fabrication

Fab 2 currently produces 8-inch wafers and supports manufacturing processes from 0.35 to 5.0 microns.  During fiscal 2008 and the first half of fiscal 2009, Fab 2 operated at approximately 99% of its capacity.  In response to lower demand in the second half of fiscal 2009, we reduced the production levels of Fab 2 to about 60% of capacity.  Operating at lower percentages of capacity has a negative impact on our operating results due to the relatively high fixed costs inherent in wafer fabrication manufacturing.

We acquired Fab 4 in August 2002 and began production in October 2003.  Fab 4 currently produces 8-inch wafers using predominantly 0.22 to 0.5 micron manufacturing processes and is capable of supporting technologies below 0.18 microns.  Similar to Fab 2, Fab 4 was operating at about 100% of its active capacity during the first half of fiscal 2009.   We reduced the production levels of Fab 4 in the second half of fiscal 2009 to about 60% of its active capacity.  A significant amount of clean room capacity and equipment acquired with Fab 4 can be brought on line in the future to support incremental wafer fabrication capacity needs.  We believe the combined capacity of Fab 2 and Fab 4 will provide sufficient capacity to allow us to respond to increases in future demand over the next several years with modest incremental capital expenditures.

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

Assembly and Test

We perform product assembly and testing at our facilities located near Bangkok, Thailand.  As of March 31, 2009, approximately 77% of our assembly requirements were being performed in our Thailand facility.  As of March 31, 2009, our Thailand facility was testing substantially all of our wafer production.  We use third-party assembly and test contractors in several Asian countries for the balance of our assembly and test requirements.

During fiscal 2009, we completed certain projects to increase capacity at our assembly and test operation in Thailand.  Due to lower demand in the second half of fiscal 2009, we are currently operating at levels significantly below the total operating capacity of our Thailand facility.

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

Historically, we have relied on our ability to respond quickly to customer orders as part of our competitive strategy, resulting in customers placing orders with relatively short delivery schedules.  In order to respond to such requirements, we must maintain a significant work in process and finished goods inventory.

At the end of fiscal 2009, we owned identifiable long-lived assets (consisting of property, plant and equipment) in the United States amounting to $368.1 million and $163.6 million in other countries, including $152.4 million in Thailand.  At the end of fiscal 2008, we owned identifiable long-lived assets in the United States amounting to $400.6 million and $121.7 million in other countries, including $113.1 million in Thailand.

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

In fiscal 2009, our R&D expenses were $115.5 million, compared to $120.9 million in fiscal 2008 and $113.7 million in fiscal 2007.  R&D expenses included $10.9 million in fiscal 2009, $10.7 million in fiscal 2008 and $9.6 million in fiscal 2007 of share-based compensation as a result of the adoption of FASB Statement of Financial Accounting Standard (SFAS) No. 123 (revised 2004) Share-Based Payment (SFAS No. 123R).

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

In each of fiscal 2009 and fiscal 2008, we derived 64% of our net sales through distributors and 36% of our net sales from customers serviced directly by Microchip.  In fiscal 2007, we derived 65% of our net sales through distributors and 35% of our net sales from customers serviced directly by Microchip.  Our largest distributor accounted for approximately 14% of our net sales in fiscal 2009, 12% of our net sales in fiscal 2008 and 11% of our net sales in fiscal 2007.  A second distributor accounted for approximately 10% of our net sales in fiscal 2007.  No other distributor or end customer accounted for more than 10% of our net sales in fiscal 2009, 2008 or 2007.

We do not have long-term agreements with our distributors and we, or our distributors, may each terminate our relationship with little or no advanced notice.  The loss of, or the disruption in the operations of, one or more of our distributors could reduce our future net sales in a given quarter and could result in an increase in inventory returns.

Sales by Geography

Sales by geography for fiscal 2009, 2008 and 2007 were as follows (dollars in thousands):

	Year Ended March 31,
	2009		2008		2007
Americas	$228,922	25.3%	$273,363	26.4%	$287,371	27.6%
Europe	257,407	28.5	308,171	29.8	302,708	29.1
Asia	416,968	46.2	454,203	43.8	449,592	43.3

Total Sales	$903,297	100.0%	$1,035,737	100.0%	$1,039,671	100.0%

Sales to foreign customers accounted for approximately 75% of our net sales in each of fiscal 2009 and fiscal 2008 and 74% of our net sales in fiscal 2007.  Our sales to foreign customers have been predominately in Asia and Europe, which we attribute to the manufacturing strength in those areas for automotive, communications, computing, consumer and industrial control products.  Americas sales include sales to customers in the United States, Canada, Central America and South America.

Sales to customers in China, including Hong Kong, accounted for approximately 23% of our net sales in fiscal 2009, 20% of our net sales in fiscal 2008 and 18% of our net sales in fiscal 2007.  In each of fiscal 2008 and fiscal 2007, sales to customers in Taiwan accounted for approximately 10% of our net sales.  We did not have sales into any other foreign countries that exceeded 10% of our net sales during fiscal 2009, 2008 or 2007.

Our international sales are predominately U.S. dollar denominated.  Although foreign sales are subject to certain government export restrictions, we have not experienced any material difficulties to date as a result of export restrictions.

The semiconductor industry is characterized by seasonality and wide fluctuations of supply and demand.  Since a significant portion of our revenue is from consumer markets and international sales, our business may be subject to seasonally lower revenues in the third and fourth quarters of our fiscal year.  In recent periods, adverse global economic conditions and weakness in the housing market have had a more significant impact on our results than seasonality, and has made it difficult to assess the impact of seasonal factors on our business.

Backlog

As of April 30, 2009, our backlog was approximately $135.5 million, compared to $225.7 million as of April 30, 2008.  Our backlog includes all purchase orders scheduled for delivery within the subsequent 12 months.

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

Competition

The semiconductor industry is intensely competitive and has been characterized by price erosion and rapid technological change.  We compete with major domestic and international semiconductor companies, many of which have greater market recognition and greater financial, technical, marketing, distribution and other resources than we have with which to pursue engineering, manufacturing, marketing and distribution of their products.  Furthermore, recent adverse economic conditions have resulted in a current over capacity in the semiconductor industry and excess capacity or improved product availability could adversely affect market pricing and our competitive position.

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

Patents, Licenses and Trademarks

We maintain a portfolio of U.S. and foreign patents, expiring on various dates between 2009 and 2027.  We also have numerous additional U.S. and foreign patent applications pending.  We do not expect that the expiration of any particular patent will have a material impact on our business.  While we intend to continue to seek patents on our inventions and manufacturing processes, we believe that our continued success depends primarily on the technological skills and innovative capabilities of our personnel and our ability to rapidly commercialize product developments, rather than on our patents.  Our existing patents and any new patents that are issued may not be of sufficient scope or strength to provide meaningful protection or any commercial advantage to us.  In addition, the laws of certain foreign countries do not protect our intellectual property rights to the same extent as the laws of the U.S.

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

Employees

As of March 31, 2009, we had 4,895 employees.  None of our employees are represented by a labor organization.  We have never had a work stoppage and believe that our employee relations are good.

Executive Officers of the Registrant

The following sets forth certain information regarding our executive officers as of April 30, 2009:

Name	Age	Position
Steve Sanghi	53	Chairman of the Board, President and Chief Executive Officer
Ganesh Moorthy	49	Executive Vice President
J. Eric Bjornholt	38	Vice President, Chief Financial Officer
Stephen V. Drehobl	47	Vice President, Security, Microcontroller and Technology Division
David S. Lambert	57	Vice President, Fab Operations
Mitchell R. Little	57	Vice President, Worldwide Sales and Applications
Richard J. Simoncic	45	Vice President, Analog and Interface Products Division

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

Mr. Moorthy has served as Executive Vice President since October 2006 and served as a Vice President in various roles since he joined Microchip in 2001.  Prior to this time, he served in various executive capacities with other semiconductor companies.  Mr. Moorthy holds an M.B.A. in Marketing from National University, a B.S. degree in Electrical Engineering from the University of Washington and a B.S. degree in Physics from the University of Mumbai.

Mr. Bjornholt has served as Vice President since 2008 and Chief Financial Officer since January 1, 2009.  He has served in various financial management capacities since he joined Microchip in 1995.  Mr. Bjornholt holds a Masters degree in Taxation from Arizona State University and a B.S. degree in accounting from the University of Arizona.

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

Mr. Simoncic has served as Vice President, Analog and Interface Products Division since September 1999.  From October 1995 to September 1999, he served as Vice President in various roles.  Joining Microchip in 1990, Mr. Simoncic held various roles in Design, Device/Yield Engineering and Quality Systems.  Mr. Simoncic holds a B.S. degree in Electrical Engineering Technology from DeVry Institute of Technology.

Item 1A.	RISK FACTORS

When evaluating Microchip and its business, you should give careful consideration to the factors listed below, in addition to the information provided elsewhere in this Form 10-K and in other documents that we file with the Securities and Exchange Commission.

Our operating results have been adversely impacted by global economic conditions and may fluctuate due to a number of other factors that could reduce our net sales and profitability.

Our operating results are affected by a wide variety of factors that could reduce our net sales and profitability, many of which are beyond our control.  Some of the factors that may affect our operating results include:

•	changes in demand or market acceptance of our products and products of our customers;
•	levels of inventories at our customers;
•	the mix of inventory we hold and our ability to satisfy orders from our inventory;
•	changes in utilization of our manufacturing capacity and fluctuations in manufacturing yields;
•	our ability to secure sufficient assembly and testing capacity;
•	availability of raw materials and equipment;
•	competitive developments including pricing pressures;
•	the level of orders that are received and can be shipped in a quarter;
•	the level of sell-through of our products through distribution;
•	fluctuations in the mix of products;
•	changes or fluctuations in customer order patterns and seasonality;
•	constrained availability from other electronic suppliers impacting our customers’ ability to ship their products, which in turn may adversely impact our sales to those customers;
•	costs and outcomes of any current or future tax audits or any litigation involving intellectual property, customers or other issues;
•	changes in tax regulations and policies in the U.S. and other countries in which we do business;
•
disruptions in our business or our customers’ businesses due to terrorist activity, armed conflict, war, worldwide oil prices and supply, public health concerns or disruptions in the transportation system;

•	property damage or other losses, whether or not covered by insurance; and
•	general economic, industry or political conditions in the U.S. or internationally.

We believe that period-to-period comparisons of our operating results are not necessarily meaningful and that you should not rely upon any such comparisons as indications of future performance. In future periods our operating results may fall below our public guidance or the expectations of public market analysts and investors, which would likely have a negative effect on the price of our common stock.  The recent downturn in global economic conditions has adversely impacted our operating results and makes comparability between periods less meaningful.

Our operating results will suffer if we ineffectively utilize our manufacturing capacity or fail to maintain manufacturing yields.

The manufacture and assembly of integrated circuits, particularly non-volatile, erasable CMOS memory and logic devices such as those that we produce, are complex processes.  These processes are sensitive to a wide variety of factors, including the level of contaminants in the manufacturing environment, impurities in the materials used, the performance of our wafer fabrication personnel and equipment, and other quality issues.  As is typical in the semiconductor industry, we have from time to time experienced lower than anticipated manufacturing yields.  Our operating results will suffer if we are unable to maintain yields at approximately the current levels.  This could include delays in the recognition of revenue, loss of revenue or future orders, and customer-imposed penalties for failure to meet contractual shipment deadlines.  Our operating results are also adversely affected when we operate at less than optimal capacity.  In the quarter ended March 31, 2009, we reduced wafer starts in both Fab 2 and Fab 4, implemented rotating unpaid time off and had, and continue to have, multiple planned shutdowns in our Thailand facility.  These actions were implemented to help control inventory levels in response to current and expected adverse economic conditions.  This lower capacity utilization resulted in certain costs being charged directly to expense and lower gross margins.  We are unable to predict when we will be able to return to more optimal levels of capacity utilization.

We are dependent on orders that are received and shipped in the same quarter and are therefore limited in our visibility of future product shipments.

Our net sales in any given quarter depend upon a combination of shipments from backlog and orders received in that quarter for shipment in that quarter, which we refer to as turns orders.  We measure turns orders at the beginning of a quarter based on the orders needed to meet the shipment targets that we set entering the quarter.  Historically, we have relied on our ability to respond quickly to customer orders as part of our competitive strategy, resulting in customers placing orders with relatively short delivery schedules.  Shorter lead times generally mean that turns orders as a percentage of our business are relatively high in any particular quarter and reduces our backlog visibility on future product shipments.  Turns orders correlate to overall semiconductor industry conditions and product lead times.  Because turns orders are difficult to predict, varying levels of turns orders make our net sales more difficult to forecast.  If we do not achieve a sufficient level of turns orders in a particular quarter relative to our revenue targets, our revenue and operating results may suffer.  For example, in the quarter ended December 31, 2008, we and the semiconductor industry in general did not achieve the level of turns orders required to meet our targets which adversely impacted our revenue and results of operations for the December quarter.

Intense competition in the markets we serve may lead to pricing pressures, reduced sales of our products or reduced market share.

The semiconductor industry is intensely competitive and has been characterized by price erosion and rapid technological change.  We compete with major domestic and international semiconductor companies, many of which have greater market recognition and substantially greater financial, technical, marketing, distribution and other resources than we do.  We may be unable to compete successfully in the future, which could harm our business.  Our ability to compete successfully depends on a number of factors both within and outside our control, including, but not limited to:

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

We have experienced, and expect to continue to experience, modest pricing declines in certain of our more mature proprietary product lines, due primarily to competitive conditions.  We have been able to moderate average selling price declines in many of our proprietary product lines by continuing to introduce new products with more features and higher prices.  However, there can be no assurance that we will be able to do so in the future.  We have experienced in the past, and expect to continue to experience in the future, varying degrees of competitive pricing pressures in our Serial EEPROM and non-proprietary analog products.  We may be unable to maintain average selling prices for our products as a result of increased pricing pressure in the future, which could adversely impact our operating results.

Our business is dependent on selling through distributors.

Sales through distributors accounted for approximately 64% of our net sales in each of fiscal 2009 and fiscal 2008 and approximately 65% of net sales in fiscal 2007.  Our largest distributor accounted for approximately 14% of our net sales in fiscal 2009, approximately 12% of our net sales in fiscal 2008 and approximately 11% of our net sales in fiscal 2007.  We do not have long-term agreements with our distributors and we and our distributors may each terminate our relationship with little or no advance notice.

Continued adverse conditions in the U.S. and global economies and in the U.S. and global credit markets could materially impact the operations of our distributors.  Any deterioration in the financial condition of our distributors or any disruption in the operations of our distributors could adversely impact the flow of our products to our end customers and adversely impact our results of operation.  In addition, during an industry and/or economic downturn, it is possible there will be an oversupply of products and a decrease in sell-through of our products by our distributors which could reduce our net sales in a given period and result in an increase in inventory returns.

Recent credit and equity market conditions have adversely impacted our holdings of auction rate securities, investments and trading securities which has had a material adverse impact on our results of operations.

At March 31, 2009, $46.8 million of the fair value of our investment portfolio was invested in auction rate securities (ARS).  Historically, the carrying value of ARS approximated fair value due to the frequent resetting of the interest rates.  With the continuing liquidity issues in the global credit and capital markets, our ARS have experienced multiple failed auctions.  As a result, we will not be able to access such funds until a future auction on these investments is successful.  In November 2008, we executed an ARS rights agreement (the Rights) with the broker through which we purchased $31.9 million of our ARS that provides (1) us with the right to put these ARS back to the broker at par anytime during the period from June 30, 2010 through July 2, 2012, and (2) the broker with the right to purchase or sell the ARS at par on our behalf anytime through July 2, 2012.  We accounted for the acceptance of the Rights as the receipt of a put option for no consideration and recognized a gain with a corresponding recognition as a long-term investment.  We elected to measure the Rights under the fair value option of SFAS No. 159 and will record changes in the fair value of the Rights in earnings.  We simultaneously recognized an other-than-temporary impairment loss of $5.5 million as we no longer intend to hold the ARS to a time where the fair value recovers, which was recorded in other comprehensive loss in prior quarters.  We have reclassified the ARS from available-for-sale to trading securities and future changes in fair value will be recorded in earnings.  We expect any future changes in the fair value of the ARS to be largely offset by changes in the fair value of the related Rights without any significant net impact to our income statement.  We will continue to measure the ARS and the Rights at fair value (utilizing Level 3 inputs) until the earlier of their maturity or exercise.

The fair value of our failed ARS has been estimated based on market information and estimates determined by management and could change significantly based on market conditions.  Based on the estimated values, we concluded these investments were other than temporarily impaired and recognized an impairment charge on these investments of $2.4 million during fiscal 2008 and $3.6 million during fiscal 2009.  If the issuers are unable to successfully close future auctions or if their credit ratings deteriorate further, we may be required to further adjust the carrying value of the investments through an additional impairment charge to earnings.

The substantial majority of our short and long-term investments are in highly rated government agency bonds and municipal bonds.  Other than with respect to our holdings of ARS, we have not experienced any liquidity or impairment issues with such investments.  However, the credit markets have continued to be highly volatile and there can be no assurance that these conditions will not in the future adversely affect the liquidity or value of our investments in government agency bonds or municipal bonds.

Our investment in marketable equity securities at March 31, 2009 consisted of shares of common stock, the value of which is determined by the closing prices of such shares on the respective markets on which the shares are traded as of the balance sheet date. These investments are classified as trading securities and accounted for under the provisions of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. The market value of these investments was approximately $79.5 million at March 31, 2009 compared to our cost basis of approximately $85.5 million. The value of our investments in marketable equity securities would be materially impacted if there were a significant change in the market price of the shares.  Additionally, we have sold put options on some of our trading securities, which are recorded as accrued liabilities, and are marked to market value.  A decline in the stock price of the underlying security prior to the expiration date of the puts would cause an increase to the liability, which would result in a charge to our results of operations, and could result in the put being exercised by the holder.  If the put is exercised by the holder, we could be required to pay up to $11.0 million for additional shares of the common stock, at a price potentially in excess of the then fair market value of the common stock which would result in a charge to our results of operations.  As a result, any fluctuations in the value of our marketable securities could result in unexpected fluctuations in our financial results.

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

We must attract and retain qualified personnel to be successful and competition for qualified personnel can be intense.

Our success depends upon the efforts and abilities of our senior management, engineering and other personnel.  The competition for qualified engineering and management personnel can be intense.

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

The semiconductor industry is characterized by seasonality and wide fluctuations of supply and demand.  Since a significant portion of our revenue is from consumer markets and international sales, our business may be subject to seasonally lower revenues in the third and fourth quarters of our fiscal year.  However, fluctuations in our overall business in certain recent periods, semiconductor industry conditions and adverse global economic conditions have had a more significant impact on our results than seasonality, and has made it difficult to assess the impact of seasonal factors on our business.  The industry has also experienced significant economic downturns, characterized by diminished product demand and production over-capacity.  We have sought to reduce our exposure to this industry cyclically by selling proprietary products that cannot be easily or quickly replaced to a geographically diverse base of customers across a broad range of market segments.  However, we have experienced substantial period-to-period fluctuations in operating results and expect, in the future, to experience period-to-period fluctuations in operating results due to general industry or economic conditions.  In particular, our business and operating results have been adversely impacted by continuing adverse global economic conditions.

We are exposed to various risks related to legal proceedings or claims.

We are currently, and in the future may be, involved in legal proceedings or claims regarding patent infringement, intellectual property rights, contracts and other matters.  As is typical in the semiconductor industry, we receive notifications from customers from time to time who believe that we owe them indemnification or other obligations related to infringement claims made against the customers by third parties.  These legal proceedings and claims, whether with or without merit, could result in substantial cost to us and divert our resources.  If we are not able to resolve a claim, negotiate a settlement of a matter, obtain necessary licenses on commercially reasonable terms, reengineer our products or processes to avoid infringement, and/or successfully prosecute or defend our position, we could incur uninsured liability in any of them, be required to take an appropriate charge to operations, be enjoined from selling a material portion of our products or using certain processes, suffer a reduction or elimination in the value of our inventories, and our business, financial condition or results of operations could be harmed.

It is also possible that from time to time we may be subject to claims related to the performance or use of our products.  These claims may be due to products’ nonconformance to our specifications, or specifications agreed upon with the customer, changes in our manufacturing processes, and unexpected end customer system issues due to the interaction with our products or insufficient design or testing by our customers.  We could incur significant expenses related to such matters, including costs related to writing off the value of inventory of nonconforming products; recalling nonconforming products; providing support services, product replacements, or modification to products; the defense of such claims; diversion of resources from other projects; lost revenue or a delay in the recognition of revenue due to cancellation of orders and unpaid receivables; customer imposed fines or penalties for failure to meet contractual requirements; and a requirement to pay damages.

Because the systems into which our products are integrated have a higher cost of goods than the products we sell, these expenses and damages may be significantly higher than the sales and profits we received from the products involved.  While we specifically exclude consequential damages in our standard terms and conditions, our ability to avoid such liabilities may be limited by applicable law.  We do have liability insurance which covers damages arising out of product defects, but we do not expect that insurance will cover all claims or be of a sufficient amount to fully protect against such claims.  Costs or payments we may make in connection with these customer claims may adversely affect the results of our operations.

Further, we sell to customers in industries such as automotive, aerospace, and medical, where failure of the systems in which our products are integrated could cause damage to property or persons.  We may be subject to claims if our products, or interactions with our products, cause the system failures.  We will face increased exposure to claims if there are substantial increases in either the volume of our sales into these applications or the frequency of system failures integrating our products.

Failure to adequately protect our intellectual property could result in lost revenue or market opportunities.

Our ability to obtain patents, licenses and other intellectual property rights covering our products and manufacturing processes is important for our success.  To that end, we have acquired certain patents and patent licenses and intend to continue to seek patents on our inventions and manufacturing processes.  The process of seeking patent protection can be long and expensive, and patents may not be issued from currently pending or future applications.  In addition, our existing patents and any new patents that are issued may not be of sufficient scope or strength to provide meaningful protection or any commercial advantage to us.  We may be subject to or may ourselves initiate interference proceedings in the U.S. Patent and Trademark Office, which can require significant financial and management resources.  In addition, the laws of certain foreign countries do not protect our intellectual property rights to the same extent as the laws of the U.S.  Infringement of our intellectual property rights by a third party could result in uncompensated lost market and revenue opportunities for us.

Our operating results may be adversely impacted if economic conditions impact the financial viability of our customers, distributors, or suppliers.

We regularly review the financial performance of our customers, distributors and suppliers.  However, global economic conditions may adversely impact the financial viability of our customers, distributors or suppliers. The financial failure of a large customer or distributor, an important supplier, or a group thereof, could have an adverse impact on our operating results and could result in us not being able to collect our accounts receivable balances.

We do not typically have long-term contracts with our customers.

We do not typically enter into long-term contracts with our customers and we cannot be certain about future order levels from our customers.  When we do enter into customer contracts, the contract is generally cancelable at the convenience of the customer.  Even though we have approximately 63,000 customers and our ten largest direct customers made up approximately 9% of our total revenue for the year ended March 31, 2009, cancellation of customer contracts could have an adverse financial impact on our revenue and profits.

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

Operations at any of our facilities, or at any of our wafer fabrication or assembly and test subcontractors, may be disrupted for reasons beyond our control, including work stoppages, power loss, incidents of terrorism or security risk, political instability, public health issues, telecommunications, transportation or other infrastructure failure, fire, earthquake, floods, or other natural disasters.  If operations at any of our facilities, or our subcontractors’ facilities are interrupted, we may not be able to shift production to other facilities on a timely basis.  If this occurs, we would likely experience delays in shipments of products to our customers and alternate sources for production may be unavailable on acceptable terms.  This could result in reduced revenues and profits and the cancellation of orders or loss of customers.  In addition, business interruption insurance will likely not be enough to compensate us for any losses that may occur and any losses or damages incurred by us as a result of business interruptions could significantly harm our business.

We are highly dependent on foreign sales and operations, which exposes us to foreign political and economic risks.

Sales to foreign customers account for a substantial portion of our net sales.  During each of fiscal 2009 and fiscal 2008, approximately 75% of our net sales were made to foreign customers. We purchase a substantial portion of our raw materials and equipment from foreign suppliers.  In addition, we own product assembly and testing facilities located near Bangkok, Thailand, which has experienced periods of political uncertainty in the past.  We also use various foreign contractors for a portion of our assembly and testing and for a portion of our wafer fabrication requirements.  Substantially all of our finished goods inventory is maintained in Thailand.

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

We rely on the efficient and uninterrupted operation of complex information technology systems and networks to operate our business.  Any significant system or network disruption, including but not limited to new system implementations, computer viruses, security breaches, or energy blackouts could have a material adverse impact on our operations, sales and operating results.  We have implemented measures to manage our risks related to such disruptions, but such disruptions could still occur and negatively impact our operations and financial results.  In addition, we may incur additional costs to remedy the damages caused by these disruptions or security breaches.

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

Over the past few years, there has been an expansion in environmental laws focusing on reducing or eliminating hazardous substances in electronic products.  For example, the EU RoHS Directive provided that beginning on July 1, 2006, electronic products sold into Europe were required to meet stringent chemical restrictions, including the absence of lead. Other countries, such as the U.S., China and Korea, have enacted or may enact laws or regulations similar to those of the EU.  These and other future environmental regulations could require us to reengineer certain of our existing products and may make it more expensive for us to manufacture and sell our products.  Over the last several years, the number and complexity of laws focused on the energy efficiency of electronic products and accessories; the recycling of electronic products; and the reduction in quantity and the recycling of packaging materials have expanded significantly.  It may be difficult for us to timely comply with these laws and we may not have sufficient quantities of compliant products to meet customers’ needs, thereby adversely impacting our sales and profitability.  We may also have to write off inventory in the event that we hold inventory that is not saleable as a result of changes to regulations.  We expect these trends to continue.  In addition, we anticipate increased customer requirements to meet voluntary criteria related to the reduction or elimination of hazardous substances in our products and energy efficiency measures.

Regulatory authorities in jurisdictions into which we ship our products could levy fines or restrict our ability to export products.

A significant portion of our sales are made outside of the U.S. through the exporting and re-exporting of products.  In addition to local jurisdictions’ export regulations, our U.S.-manufactured products or products based on U.S. technology are subject to Export Administration Regulations (EAR) when exported and re-exported to and from international jurisdictions.  Licenses or proper license exceptions may be required for the shipment of our products to certain countries.  Non-compliance with EAR or other export regulations can result in penalties including denial of export privileges, fines, criminal penalties, and seizure of products.  Such penalties could have a material adverse effect on our business including our ability to meet our net sales and earnings targets.

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

The market price of our common stock has fluctuated significantly in the past and is likely to fluctuate in the future.  The future trading price of our common stock could be subject to wide fluctuations in response to a variety of factors, many of which are beyond our control, including, but not limited to:

•	quarterly variations in our operating results and the operating results of other technology companies;
•	actual or anticipated announcements of technical innovations or new products by us or our competitors;
•	changes in analysts’ estimates of our financial performance or buy/sell recommendations;
•	changes in our financial guidance or our failure to meet such guidance;
•	general conditions in the semiconductor industry; and
•	global economic and financial conditions.

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

We may consider strategic acquisitions if such opportunities arise.  Any transactions that we consider may involve a number of risks including the diversion of our management’s attention from our existing business for those transactions that we complete, or possible adverse effects on our operating results during the integration process.  In addition, we may not be able to successfully or profitably integrate, operate, maintain and manage any newly acquired operations or employees.  We may not be able to maintain uniform standards, controls, procedures and policies, which may lead to operational inefficiencies.

We have not historically maintained substantial levels of indebtedness, and our financial condition and results of operations could be adversely affected if we do not effectively manage our liabilities.

As a result of our sale of $1.15 billion of 2.125% junior subordinated convertible debentures in December 2007, we have a substantially greater amount of long-term debt than we have maintained in the past.  Our maintenance of substantial levels of debt could adversely affect our ability to take advantage of corporate opportunities and could adversely affect our financial condition and results of operations.  We may need or desire to refinance all or a portion of our debentures or any other future indebtedness that we incur on or before the maturity of the debentures.  There can be no assurance that we will be able to refinance any of our indebtedness on commercially reasonable terms, if at all.

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

There will likely be new accounting pronouncements or regulatory rulings, which may have an adverse impact on our future financial condition and results of operations.  For example, in May 2008, the FASB issued FASB Staff Position (FSP) No. APB 14-1, Accounting for Convertible Debt Instruments that May be Settled in Cash Upon Conversion (Including Partial Cash Settlement) (FSP APB 14-1), that alters the accounting treatment for convertible debt that allows for either mandatory or optional cash settlements, including our outstanding debentures.  FSP APB 14-1 requires the issuer to separately account for the liability and equity components of the instrument in a manner that reflects the issuer’s economic interest cost.  Further, FSP APB 14-1 requires bifurcation of a component of the debt, classification of that component as equity, and then accretion of the resulting discount on the debt to result in the “economic interest cost” being reflected in the consolidated statements of income.  In issuing FSP APB 14-1, the FASB emphasized that FSP APB 14-1 will be applied to the terms of the instruments as they existed for the time periods presented, therefore, the application of FSP APB 14-1 would be applied retrospectively to all periods presented.  FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008, and will require retrospective application.  We will be required to implement the proposed standard during the first quarter of fiscal 2010, which begins on April 1, 2009.  Although FSP APB 14-1 will have no impact on our actual past or future cash flows, it will require us to record a significant amount of non-cash interest expense as the debt discount is amortized.  In addition, if our convertible debt is redeemed or converted prior to maturity, any unamortized debt discount would result in a loss on extinguishment.  As a result, there could be a material adverse impact on our results of operations and earnings per share.  These impacts could adversely affect the trading price of our common stock and the trading price of our debentures.

Recently proposed U.S. tax legislation regarding our foreign earnings could materially impact our business and financial results.

Currently, a majority of our revenue is generated from customers located outside the U.S., and a substantial portion of our assets, including employees, are located outside the U.S.  Present U.S. income taxes and foreign withholding taxes have not been provided on undistributed earnings for certain of our non-U.S. subsidiaries, because such earnings are intended to be indefinitely reinvested in the operations of those subsidiaries.  President Obama’s administration has recently announced initiatives that would substantially reduce our ability to defer U.S. taxes including, repealing the deferral of U.S. taxation of foreign earnings, eliminating utilization of or substantially reducing our ability to claim foreign tax credits, and eliminating various tax deductions until foreign earnings are repatriated to the U.S.  If any of these proposals are constituted into legislation, they could have a negative impact on our financial position and results of operations.

Item 1B.              UNRESOLVED STAFF COMMENTS

None.

Item 2.                 PROPERTIES

At March 31, 2009, we owned the facilities described below:

Location	Approximate Total Sq. Ft.	Uses
Chandler, Arizona	415,000	Executive and Administrative Offices; Wafer Probe; R&D Center; Sales and Marketing; and Computer and Service Functions
Tempe, Arizona	379,000	Wafer Fabrication (Fab 2); R&D Center; Administrative Offices; and Warehousing
Gresham, Oregon	826,500	Wafer Fabrication (Fab 4); R&D Center; Administrative Offices; and Warehousing
Chacherngsao, Thailand	489,000	Test and Assembly; Wafer Probe; Sample Center; Warehousing; and Administrative Offices
Bangalore, India	67,174	Research and Development; Marketing Support; and Administrative Offices

In addition to the facilities we own, we lease several research and development facilities and sales offices in North America, Europe and Asia.  Our aggregate monthly rental payment for our leased facilities is approximately $0.5 million.

We currently believe that our existing facilities are suitable and will be adequate to meet our production requirements for at least the next 12 months.

See page 32 for a discussion of the capacity utilization of our manufacturing facilities.

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

On April 18, 2008, LSI Logic and its wholly owned subsidiary Agere, filed both an action with the International Trade Commission and a complaint in the U.S. District Court for the Eastern District of Texas alleging patent infringement by Microchip and 22 other semiconductor and foundry companies.  These actions seek monetary damages and injunctive relief against the allegedly infringing products.  The outcome of these actions is not presently determinable, and therefore we can make no assessment of their materiality.  The target date for completion of the International Trade Commission investigation is September 21, 2009.  The U.S. District Court action is stayed pending resolution of the ITC matter.  Microchip intends to vigorously defend its rights in these matters.

Item 4.                      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

[Remainder of page intentionally left blank.]

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

Fiscal 2009	High	Low	Fiscal 2008	High	Low
First Quarter	$38.37	$30.15	First Quarter	$42.06	$35.47
Second Quarter	$34.19	$27.96	Second Quarter	$39.53	$36.31
Third Quarter	$29.55	$16.28	Third Quarter	$36.92	$27.57
Fourth Quarter	$21.90	$16.60	Fourth Quarter	$34.56	$26.86

Stock Price Performance Graph

The following graph and table show a comparison of the five-year cumulative total stockholder return, calculated on a dividend reinvestment basis, for Microchip Technology Incorporated, the Standard & Poor’s (S&P) 500 Stock Index, The Nasdaq Composite Index, and the Philadelphia Semiconductor Index.

	Cumulative Total Return
	March 2004	March 2005	March 2006	March 2007	March 2008	March 2009
Microchip Technology Incorporated	100.00	99.18	140.93	141.89	135.30	92.42
S&P 500 Stock Index (1)	100.00	106.69	119.20	133.31	126.54	78.34
NASDAQ Composite	100.00	101.46	120.54	127.18	119.09	78.60
Philadelphia Semiconductor Index	100.00	85.92	94.59	90.71	82.88	59.47

Data acquired by Research Data Group, Inc. (www.researchdatagroup.com)

(1) Our common stock was added to the S&P 500 Stock Index and, accordingly, we have selected the S&P Stock Index to replace the Nasdaq Composite Index as the broad equity market index for purposes of comparison in the above performance graph and table.  In accordance with Item 201(e) of Regulation S-K, we are showing the performance of both the S&P Stock Index and the Nasdaq Composite Index in this year’s performance graph and table.

On May 26, 2009, there were approximately 385 holders of record of our common stock.  This figure does not reflect beneficial ownership of shares held in nominee names.

We have been declaring and paying quarterly cash dividends on our common stock since the third quarter of fiscal 2003.  Our total cash dividends paid were $246.7 million, $252.0 million and $207.9 million in fiscal 2009, 2008 and 2007, respectively.  The following table sets forth our quarterly cash dividends per common share and the total amount of the dividend payment for each quarter in fiscal 2009 and fiscal 2008 (amounts in thousands, except per share amounts).

Fiscal 2009	Dividends per Common Share	Amount of Dividend Payment	Fiscal 2008	Dividends per Common Share	Amount of Dividend Payment
First Quarter	$0.330	$60,977	First Quarter	$0.280	$61,119
Second Quarter	0.338	62,166	Second Quarter	0.295	64,095
Third Quarter	0.339	61,690	Third Quarter	0.310	66,378
Fourth Quarter	0.339	61,825	Fourth Quarter	0.320	60,367

On May 7, 2009, we declared a quarterly cash dividend of $0.339 per share, which will be paid on June 4, 2009 to stockholders of record on May 21, 2009 and the total amount of such dividend is expected to be approximately $62.0 million.  Our Board is free to change our dividend practices at any time and to increase or decrease the dividend paid, or not to pay a dividend, on our common stock on the basis of our results of operations, financial condition, cash requirements and future prospects, and other factors deemed relevant by our Board.  Our current intent is to provide for ongoing quarterly cash dividends depending upon market conditions and our results of operations.

Please refer to “Item 12, Security Ownership Of Certain Beneficial Owners And Management And Related Stockholder Matters,” at page 44 below, for the information required by Item 201(d) of Regulation S-K with respect to securities authorized for issuance under our equity compensation plans at March 31, 2009.

Issuer Purchases of Equity Securities

The following table sets forth our purchases of our common stock in the fourth quarter of fiscal 2009 and the footnote below the table designates the repurchase programs that the shares were purchased under:

Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share		(c) Total Number of Shares Purchased as Part of Publicly Announced Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Programs (1)
January 1 – January 31, 2009	---	$	---	---	2,460,002
February 1 – February 28, 2009	---	$	---	---	2,460,002
March 1 – March 31, 2009	---	$	---	---	2,460,002
Total	---	$	---	---

(1)
On December 11, 2007, our Board of Directors authorized the repurchase of up to 10 million shares of our common stock in open market or privately negotiated transactions.  As of March 31, 2009, 2,460,002 shares of this authorization remained available to be purchased under this program.  There is no expiration date associated with this program.

Item 6.	SELECTED FINANCIAL DATA

You should read the following selected consolidated financial data for the five-year period ended March 31, 2009 in conjunction with our consolidated financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Items 7 and 8 of this Form 10-K.  Our consolidated statements of income data for each of the years in the three-year period ended March 31, 2009, and the balance sheet data as of March 31, 2009 and 2008, are derived from our audited consolidated financial statements, included in Item 8 of this Form 10-K. The statements of operations data for the years ended March 31, 2006 and 2005 and balance sheet data as of March 31, 2007, 2006 and 2005 have been derived from our audited consolidated financial statements not included herein (for information below all amounts are in thousands, except per share data).

Statement of Income Data:

	Year ended March 31,
	2009	2008	2007	2006	2005
Net sales	$903,297	$1,035,737	$1,039,671	$927,893	$846,936
Cost of sales	386,793	410,799	414,915	377,016	362,961
Research and development	115,524	120,864	113,698	94,926	93,040
Selling, general and administrative	161,218	175,646	163,247	129,587	111,188
Special charges (1)	6,434	26,763	---	---	21,100
Operating income	233,328	301,665	347,811	326,364	258,647
Interest income	32,545	54,851	58,383	32,753	17,804
Interest expense	(24,269)	(7,966)	(5,416)	(1,967)	(940)
Other (expense) income, net	(4,354)	2,435	312	2,035	1,757
Income before income taxes	237,250	350,985	401,090	359,185	277,268
Income tax (benefit) provision	(11,570)	53,237	44,061	116,816	63,483
Net income	$248,820	$297,748	$357,029	$242,369	$213,785
Basic net income per common share	$1.36	$1.44	$1.66	$1.15	$1.03
Diluted net income per common share	$1.33	$1.40	$1.62	$1.13	$1.01
Dividends declared per common share	$1.346	$1.205	$0.965	$0.570	$0.208
Basic common shares outstanding	183,158	207,220	215,498	210,104	206,740
Diluted common shares outstanding	186,788	212,048	220,848	215,024	211,962

Balance Sheet Data:

	March 31,
	2009	2008	2007	2006	2005
Working capital	$1,587,144	$1,526,649	$828,817	$509,860	$768,683
Total assets	2,421,439	2,512,307	2,269,541	2,350,596	1,817,554
Long-term obligations, less current portion	1,149,184	1,150,128	---	---	---
Stockholders’ equity	990,766	1,036,223	2,004,368	1,726,189	1,485,734

(1)
There were no special charges during the fiscal years ended March 31, 2007 and 2006.  Discussions of the special charges for the fiscal years ended March 31, 2009 and 2008 are contained in Note 3 to our consolidated financial statements.  An explanation of the special charge for the fiscal year ended March 31, 2005 is provided below.  The following table presents a summary of special charges for the five-year period ended March 31, 2009:

	Year ended March 31,
	2009	2008		2007		2006		2005
Patent portfolio license	$4,000	$	---	$	---	$	---	$	---
In-process research and development expenses	860		---		---		---		---
Abandoned acquisition related expenses	1,574		---		---		---		---
Loss on sale of Fab 3	---		26,763		---		---		---
Intellectual property settlement	---		---		---		---		21,100

Totals	$6,434		$26,763	$	---	$	---		$21,100

Fiscal 2005 Special Charge

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

Note Regarding Forward-looking Statements

This report, including “Item 1 – Business,” “Item 1A – Risk Factors,” and “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains certain forward-looking statements that involve risks and uncertainties, including statements regarding our strategy, financial performance and revenue sources.  We use words such as “anticipate,” “believe,” “plan,” “expect,” “estimate,” “future,” “intend” and similar expressions to identify forward-looking statements.  These forward-looking statements include, without limitation, statements regarding the following:

•	The effects that declining economic conditions and fluctuations in the global credit and equity markets may have on our financial condition and results of operation;
•	The effects and amount of competitive pricing pressure on our product lines;
•	Our ability to moderate future average selling price declines;
•	The effect of product mix on gross margin;
•	The amount of changes in demand for our products and those of our customers;
•	The level of orders that will be received and shipped within a quarter;
•	The effect that distributor and customer inventory holding patterns will have on us;
•	Our belief that customers recognize our products and brand name and use distributors as an effective supply channel;
•	Our belief that deferred cost of sales will have low risk of material impairment;
•	Our belief that our direct sales personnel combined with our distributors provide an effective means of reaching our customer base;
•	Our ability to increase the proprietary portion of our analog and interface product lines and the effect of such an increase;
•	The impact of any supply disruption we may experience;
•	Our ability to effectively utilize our facilities at appropriate capacity levels and anticipated costs;
•	That our existing facilities and planned expansion activities provide sufficient capacity to respond to increases in demand;
•	That manufacturing costs will be reduced by transition to advanced process technologies;
•	Our ability to absorb fixed manufacturing costs;
•	Our ability to maintain manufacturing yields;
•	Continuing our investments in new and enhanced products;
•	Our ability to attract and retain qualified personnel;
•	The cost effectiveness of using our own assembly and test operations;
•	Our anticipated level of capital expenditures;
•	Continuation of quarterly cash dividends;
•	The sufficiency of our existing sources of liquidity;
•	The impact of seasonality on our business;
•	The accuracy of our estimates used in valuing employee equity awards;

•	That the resolution of legal actions will not harm our business, and the accuracy of our assessment of the probability of loss and range of potential loss;
•	That the idling of assets will not impair the value of such assets;
•	Our belief that we may incur impairment losses, or additional losses on already impaired assets, in future periods if factors influencing our estimates change;
•	The recoverability of our deferred tax assets;
•	The adequacy of our tax reserves to offset any potential tax liabilities, having the appropriate support for our income tax positions and the accuracy of our estimated tax rate;
•	Our belief that the expiration of any tax holidays will not have a material impact;
•	The accuracy of our estimates of the useful life and values of our property, assets, and other liabilities;
•	The adequacy of our patent strategy;
•	Our ability to obtain patents and intellectual property licenses and minimize the effects of litigation;
•	The level of risk we are exposed to for product liability claims;
•	The amount of labor unrest, political instability, governmental interference and changes in general economic conditions that we experience;
•	The effect of fluctuations in market interest rates on income and/or cash flows;
•	The effect of fluctuations in currency rates;
•	Our ability to collect accounts receivable;
•	Our belief that our investments in student loan auction rate municipal bond offerings are of high credit quality;
•	Our ability to hold our fixed income investments and certain ARS until the market recovers, and the immaterial impact this will have on our liquidity;
•
Our belief that any future changes in the fair value of the ARS associated with the ARS rights agreement will be largely offset by changes in the fair value of the related rights without any significant net impact to our income statement;

•	The accuracy of our estimation of the cost effectivity of our insurance coverage;
•	Our belief that our activities are conducted in compliance with various regulations not limited to environmental and export compliance;
•	Our ability and intent to settle the principal amount of the junior subordinated convertible debentures in cash; and
•	Our expectation that our wafer fabs will operate at levels significantly below peak levels.

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

Introduction

The following discussion should be read in conjunction with the consolidated financial statements and the related notes that appear elsewhere in this document, as well as with other sections of this Annual Report on Form 10-K, including “Item 1 – Business;” “Item 6 – Selected Financial Data;” and “Item 8 – Financial Statements and Supplementary Data.”

We begin our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) with a summary of Microchip’s overall business strategy to give the reader an overview of the goals of our business and the overall direction of our business and products.  This is followed by a discussion of the Critical Accounting Policies and Estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results.  In the next section, beginning at page 30, we discuss our Results of Operations for fiscal 2009 compared to fiscal 2008, and for fiscal 2008 compared to fiscal 2007.  We then provide an analysis of changes in our balance sheet and cash flows, and discuss our financial commitments in sections titled “Liquidity and Capital Resources,” “Contractual Obligations” and “Off-Balance Sheet Arrangements.”

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

We sell our products to a broad base of domestic and international customers across a variety of industries.  The principal markets that we serve include consumer, automotive, industrial, office automation and telecommunications.  Our business is subject to fluctuations based on economic conditions within these markets.  Over the last two quarters of fiscal 2009, the downturn in the U.S. and global economies has adversely impacted our key markets resulting in adverse fluctuations in our business.  In response to these adverse economic conditions, we have significantly reduced our operating expenses and are operating our manufacturing facilities at lower production levels.  We are unable to predict how long such adverse business conditions will continue.

Our manufacturing operations include wafer fabrication and assembly and test.  The ownership of our manufacturing resources is an important component of our business strategy, enabling us to maintain a high level of manufacturing control resulting in us being one of the lowest cost producers in the embedded control industry.  By owning our wafer fabrication facilities and our assembly and test operations, and by employing statistical process control techniques, we have been able to achieve and maintain high production yields.  Direct control over manufacturing resources allows us to shorten our design and production cycles.  This control also allows us to capture the wafer manufacturing and a portion of the assembly and test profit margin.

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

Critical Accounting Policies and Estimates

General

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S.  We review the accounting policies we use in reporting our financial results on a regular basis.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent liabilities.  On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, share-based compensation, inventories, investments, income taxes, property plant and equipment, impairment of property, plant and equipment, junior subordinated convertible debentures and litigation.  We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  Our results may differ from these estimates due to actual outcomes being different from those on which we based our assumptions.  We review these estimates and judgments on an ongoing basis.  We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.  We also have other policies that we consider key accounting policies, such as our policy regarding revenue recognition to OEMs; however, we do not believe these policies require us to make estimates or judgments that are as difficult or subjective as our policies described below.

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

We sell the majority of the items in our product catalog to our distributors worldwide at a uniform list price.  However, distributors resell our products to end customers at a very broad range of individually negotiated price points.  The majority of our distributors’ resales require a reduction from the original list price paid.  Often, under these circumstances, we remit back to the distributor a portion of their original purchase price after the resale transaction is completed in the form of a credit against the distributors’ outstanding accounts receivable balance.  The credits are on a per unit basis and are not given to the distributor until they provide information to us regarding the sale to their end customer.  The price reductions vary significantly based on the customer, product, quantity ordered, geographic location and other factors and discounts to a price less than our cost have historically been rare.  The effect of granting these credits establishes the net selling price to our distributors for the product and results in the net revenue recognized by us when the product is sold by the distributors to their end customers.  Thus, a portion of the “deferred income on shipments to distributors” balance represents the amount of distributors’ original purchase price that will be credited back to the distributor in the future.  The wide range and variability of negotiated price concessions granted to distributors does not allow us to accurately estimate the portion of the balance in the deferred income on shipments to distributors account that will be credited back to the distributors.  Therefore, we do not reduce deferred income on shipments to distributors or accounts receivable by anticipated future concessions; rather, price concessions are typically recorded against deferred income on shipments to distributors and accounts receivable when incurred, which is generally at the time the distributor sells the product.  At March 31, 2009, we had approximately $118.2 million of deferred revenue and $34.3 million in deferred cost of sales recognized as $83.9 million of deferred income on shipments to distributors.  At March 31, 2008, we had approximately $130.4 million of deferred revenue and $35.0 million in deferred cost of sales recognized as $95.4 million of deferred income on shipments to distributors.  The deferred income on shipments to distributors that will ultimately be recognized in our income statement will be lower than the amount reflected on the balance sheet due to additional price credits to be granted to the distributors when the product is sold to their customers.  These additional price credits historically have resulted in the deferred income approximating the overall gross margins that we recognize in the distribution channel of our business.

Distributor advances, reflected as a reduction of deferred income on shipments to distributors on our consolidated balance sheets, totaled $37.6 million at March 31, 2009 and $36.4 million at March 31, 2008.  On sales to distributors, our payment terms generally require the distributor to settle amounts owed to us for an amount in excess of their ultimate cost.  The sales price to our distributors may be higher than the amount that the distributors will ultimately owe us because distributors often negotiate price reductions after purchasing the product from us and such reductions are often significant.  It is our practice to apply these negotiated price discounts to future purchases, requiring the distributor to settle receivable balances, on a current basis, generally within 30 days, for amounts originally invoiced.  This practice has an adverse impact on the working capital of our distributors.  As such, we have entered into agreements with certain distributors whereby we advance cash to the distributors to reduce the distributor’s working capital requirements.  These advances are reconciled at least on a quarterly basis and are estimated based on the amount of ending inventory as reported by the distributor multiplied by a negotiated percentage.  Such advances have no impact on our revenue recognition or our consolidated statements of income.  We process discounts taken by distributors against our deferred income on shipments to distributors’ balance and true-up the advanced amounts generally after the end of each completed fiscal quarter.  The terms of these advances are set forth in binding legal agreements and are unsecured, bear no interest on unsettled balances and are due upon demand.  The agreements governing these advances can be cancelled by us at any time.

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

Share-based Compensation

In the first quarter of fiscal 2007, we adopted SFAS No. 123R, which requires the measurement at fair value and recognition of compensation expense for all share-based payment awards, including grants of employee stock options, RSUs and employee stock purchase rights, to be recognized in our financial statements based on their respective grant date fair values.  Total share-based compensation in fiscal 2009 was $33.4 million, of which $26.6 million was reflected in operating expenses.  Total share-based compensation included in cost of sales in fiscal 2009 was $5.8 million.  Total share-based compensation included in our inventory balance was $4.7 million at March 31, 2009.

Determining the appropriate fair-value model and calculating the fair value of share-based awards at the date of grant requires judgment.  The fair value of our RSUs is based on the fair market value of our common stock on the date of grant discounted for expected future dividends.  We use the Black-Scholes option pricing model to estimate the fair value of employee stock options and rights to purchase shares under our employee stock purchase plans, consistent with the provisions of SFAS No. 123R.  Option pricing models, including the Black-Scholes model, also require the use of input assumptions, including expected volatility, expected life, expected dividend rate, and expected risk-free rate of return.  We use a blend of historical and implied volatility based on options freely traded in the open market as we believe this is more reflective of market conditions and a better indicator of expected volatility than using purely historical volatility.  The expected life of the awards is based on historical and other economic data trended into the future.  The risk-free interest rate assumption is based on observed interest rates appropriate for the terms of our awards.  The dividend yield assumption is based on our history and expectation of future dividend payouts.  SFAS No. 123R requires us to develop an estimate of the number of share-based awards which will be forfeited due to employee turnover.  Quarterly changes in the estimated forfeiture rate can have a significant effect on reported share-based compensation, as the effect of adjusting the rate for all expense amortization after April 1, 2006 is recognized in the period the forfeiture estimate is changed.  If the actual forfeiture rate is higher or lower than the estimated forfeiture rate, then an adjustment is made to increase or decrease the estimated forfeiture rate, which will result in a decrease or increase to the expense recognized in our financial statements.  If forfeiture adjustments are made, they would affect our gross margin, research and development expenses, and selling, general, administrative expenses.  The effect of forfeiture adjustments in fiscal 2009 was immaterial.

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

In periods where our production levels are substantially below our normal operating capacity, such as in the second half of fiscal 2009, the reduced production levels of our manufacturing facilities are charged directly to cost of sales.

Investments

We classify our investments as trading securities or available-for-sale securities based upon management’s intent with regard to the investments and the nature of the underlying securities.

Our trading securities consist of strategic investments in shares of publicly traded common stock, restricted cash representing cash collateral for put options we have sold on some of our trading securities and ARS that we intend to dispose of through the exercise of a put option. (See Note 4 to our consolidated financial statements for further discussion of the ARS put option.)  Our investments in trading securities are carried at fair value with unrealized gains and losses reported in other income, (expense).

Our available-for-sale investments consist of government agency bonds, municipal bonds, ARS and corporate bonds.  Our investments are carried at fair value with unrealized gains and losses reported in stockholders’ equity to the extent any unrelated losses are determined to be temporary.  Premiums and discounts are amortized or accreted over the life of the related available-for-sale security.  Dividend and interest income are recognized when earned.  The cost of securities sold is calculated using the specific identification method.

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

Due to the lack of availability of observable market quotes on certain of our investment portfolio of ARS, we utilize valuation models including those that are based on expected cash flow streams and collateral values, including assessments of counterparty credit quality, default risk underlying the security, discount rates and overall capital market liquidity. The valuation of our ARS investment portfolio is subject to uncertainties that are difficult to predict.  Factors that may impact our ARS valuation include changes to credit ratings of the securities as well as to the underlying assets supporting those securities, rates of default of the underlying assets, underlying collateral value, discount rates, counterparty risk, the ongoing strength and quality of the credit markets, and market liquidity.

The credit markets experienced significant deterioration and uncertainty beginning in the second half of fiscal 2008.  If these conditions continue, or we experience any additional ratings downgrades on any investments in our portfolio (including our ARS), we may incur additional impairments to our investment portfolio, which could negatively affect our financial condition, cash flows and results of operations.

Income Taxes

As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate.  This process involves estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes.  These differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheets.  We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income within the relevant jurisdiction and to the extent we believe that recovery is not likely, we must establish a valuation allowance.  We have not provided for a valuation allowance because we believe that it is more likely than not that our deferred tax assets will be recovered from future taxable income.  Should we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.  At March 31, 2009, our gross deferred tax asset was $69.6 million.

Various taxing authorities in the U.S. and other countries in which we do business scrutinize the tax structures employed by businesses.  Companies of our size and complexity are regularly audited by the taxing authorities in the jurisdictions in which they conduct significant operations.  We are currently under audit by the U.S. Internal Revenue Service (IRS) for our fiscal years ended March 31, 2002, 2003, 2004, 2006, 2007 and 2008.  We recognize liabilities for anticipated tax audit issues in the U.S. and other tax jurisdictions based on our estimate of whether, and the extent to which, additional tax payments are probable.  We believe that we maintain adequate tax reserves to offset any potential tax liabilities that may arise upon these and other pending audits in the U.S. and other countries in which we do business.  If such amounts ultimately prove to be unnecessary, the resulting reversal of such reserves would result in tax benefits being recorded in the period the reserves are no longer deemed necessary.  If such amounts ultimately prove to be less than an ultimate assessment, a future charge to expense would be recorded in the period in which the assessment is determined.

Property, Plant & Equipment

Property, plant and equipment are stated at cost.  Major renewals and improvements are capitalized, while maintenance and repairs are expensed when incurred.  At March 31, 2009, the carrying value of our property and equipment totaled $531.7 million, which represents 22% of our total assets.  This carrying value reflects the application of our property and equipment accounting policies, which incorporate estimates, assumptions and judgments relative to the useful lives of our property and equipment.  Depreciation is provided on a straight-line basis over the estimated useful lives of the related assets, which range from 5 to 7 years on manufacturing equipment, from 10 to 15 years on leasehold improvements and approximately 30 years on buildings.

We began production activities at Fab 4 on October 31, 2003.  We began to depreciate the Fab 4 assets as they were placed in service for production purposes.  As of March 31, 2009, all of the buildings and supporting facilities were being depreciated as well as the manufacturing equipment that had been placed in service.  All manufacturing equipment that was not being used in production activities was maintained in projects in process and is not being depreciated until it is placed into service since management believes there will be no change to its utility from the present time until it is placed into productive service.  The lives to be used for depreciating this equipment at Fab 4 will be evaluated at such time as the assets are placed in service.  We do not believe that the temporary idling of such assets has impaired the estimated life or carrying values of the underlying assets.

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

Junior Subordinated Convertible Debentures

We account for our junior subordinated convertible debentures and related provisions in accordance with the provisions of Emerging Issues Task Force Issue (EITF) No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, EITF No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, EITF No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, EITF No. 01-6, The Meaning of “Indexed to a Company’s Own Stock,” and EITF No. 04-08, The Effect of Contingently Convertible Debt on Diluted Earnings Per Share.  We also evaluate the instruments in accordance with SFAS No. 133 (SFAS 133), Accounting for Derivative Instruments and Hedging Activities, which requires bifurcation of embedded derivative instruments and measurement of fair value for accounting purposes.  EITF No. 04-08 requires us to include the dilutive effect of the shares of our common stock issuable upon conversion of the outstanding junior subordinated convertible debentures in our diluted income per share calculation regardless of whether the market price trigger or other contingent conversion feature has been met.  We apply the treasury stock method as we have the intent and current ability to settle the principal amount of the junior subordinated convertible debentures in cash.  This method results in incremental dilutive shares when the average fair value of our common stock for a reporting period exceeds the conversion price per share, which was $32.06 at March 31, 2009, and adjusts as dividends are recorded in the future.

Litigation

Our current estimated range of liability related to pending litigation is based on the probable loss of claims for which we can reasonably estimate the amount and range of loss.  Recorded reserves were immaterial at March 31, 2009.

Because of the uncertainties related to both the probability of loss and the amount and range of loss on our pending litigation, we are unable to make a reasonable estimate of the liability that could result from an unfavorable outcome.  As additional information becomes available, we will assess the potential liability related to our pending litigation and revise our estimates.  Revisions in our estimates of the potential liability could materially affect our results of operations and financial position.

Results of Operations

The following table sets forth certain operational data as a percentage of net sales for the years indicated:

	Year Ended March 31,
	2009	2008	2007
Net sales	100.0%	100.0%	100.0%
Cost of sales	42.8%	39.7%	39.9%
Gross profit	57.2%	60.3%	60.1%
Research and development	12.8%	11.7%	10.9%
Selling, general and administrative	17.9%	16.9%	15.7%
Special charges	0.7%	2.6%	---%
Operating income	25.8%	29.1%	33.5%

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

Our net sales of $903.3 million in fiscal 2009 decreased by $132.4 million, or 12.8%, over fiscal 2008, and our net sales of $1,035.7 million in fiscal 2008 decreased by $3.9 million, or 0.4%, over fiscal 2007.  The decreases in net sales in these periods resulted primarily from adverse changes in global economic and end market conditions across all of our product lines.  Average selling prices for our products were down approximately 4% in fiscal 2009 over fiscal 2008 and were down approximately 3% in fiscal 2008 over fiscal 2007.  The number of units of our products sold was down approximately 9% in fiscal 2009 over fiscal 2008 and up approximately 3% in fiscal 2008 over fiscal 2007.  The average selling prices and the unit volumes of our sales are impacted by the mix of our products sold and overall semiconductor market conditions.  We believe that we have continued to grow our percentage of market share in the embedded control market over the last three fiscal years.  Key factors impacting the amount of net sales during the last three fiscal years include:

•	adverse global economic conditions in the markets we serve;
•	increasing semiconductor content in our customers’ products;
•	customers’ increasing needs for the flexibility offered by our programmable solutions;
•	our new product offerings that have increased our served available market;
•	continued market share gains; and
•	inventory holding patterns of our customers.

Sales by product line for the fiscal years ended March 31, 2009, 2008 and 2007 were as follows (dollars in thousands):

	Year Ended March 31,
	2009		2008		2007
Microcontrollers	$731,648	81.0%	$832,921	80.4%	$834,293	80.2%
Memory products	89,336	9.9	120,280	11.6	122,748	11.8
Analog and interface products	82,313	9.1	82,536	8.0	82,630	8.0

Total Sales	$903,297	100.0%	$1,035,737	100.0%	$1,039,671	100.0%

Microcontrollers

Our microcontroller product line represents the largest component of our total net sales.  Microcontrollers and associated application development systems accounted for approximately 81% of our total net sales in fiscal 2009, approximately 80.4% of our total net sales in fiscal 2008 and approximately 80.2% of our total net sales in fiscal 2007.

Net sales of our microcontroller products decreased approximately 12.2% in fiscal 2009 compared to fiscal 2008, and decreased approximately 0.2% in fiscal 2008 compared to fiscal 2007.  The decrease in net sales in fiscal 2009 compared to fiscal 2008 resulted primarily from deteriorating global economic conditions in the markets we serve, and those factors described above.  The end markets we serve include consumer, automotive, industrial control, communications and computing markets.  The decrease in net sales in fiscal 2008 compared to fiscal 2007 was primarily due to adverse economic conditions in the markets we serve, particularly the housing and consumer markets.

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

Memory Products

Sales of our memory products accounted for approximately 9.9% of our total net sales in fiscal 2009, approximately 11.6% of our total net sales in fiscal 2008 and approximately 11.8% of our total net sales in fiscal 2007.

Net sales of our memory products decreased approximately 25.7% in fiscal 2009 compared to fiscal 2008, and decreased approximately 2.0% in fiscal 2008 compared to fiscal 2007.  These sales decreases were driven primarily by global economic conditions and by customer demand conditions within the Serial EEPROM market, which products comprise substantially all of our memory product net sales.

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

Analog and Interface Products

Sales of our analog and interface products accounted for approximately 9.1% of our total net sales in fiscal 2009, approximately 8.0% of our total net sales in fiscal 2008 and approximately 8.0% of our total net sales in fiscal 2007.

Net sales of our analog and interface products were essentially flat in fiscal 2009 compared to fiscal 2008 and were essentially flat in fiscal 2008 compared to fiscal 2007.  Net sales of our analog and interface products in these periods were driven primarily by deteriorating global economic conditions, market share gains and supply and demand conditions within the analog and interface market.

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

Distribution

Distributors accounted for 64% of our net sales in each of fiscal 2009 and fiscal 2008, and 65% of our net sales in fiscal 2007.

Our largest distributor accounted for approximately 14% of our net sales in fiscal 2009, approximately 12% of our net sales in fiscal 2008 and approximately 11% of our net sales in fiscal 2007.  Our two largest distributors together accounted for approximately 19% of our net sales in each of fiscal 2009 and fiscal 2008, and approximately 21% of our net sales in fiscal 2007.

Generally, we do not have long-term agreements with our distributors and we, or our distributors, may terminate our relationship with each other with little or no advanced notice.  The loss of, or the disruption in the operations of, one or more of our distributors could reduce our future net sales in a given quarter and could result in an increase in inventory returns.

At March 31, 2009, our distributors maintained 38 days of inventory of our products compared to 33 days at March 31, 2008 and 32 days at March 31, 2007.  Over the past three fiscal years, the days of inventory maintained by our distributors have fluctuated between approximately 31 days and 42 days.  Thus, inventory levels at our distributors are at the higher end of the range we have experienced over the last three years.  We do not believe that inventory holding patterns at our distributors will materially impact our net sales, due to the fact that we recognize revenue based on sell-through for all of our distributors.

Sales by Geography

Sales by geography for the fiscal years ended March 31, 2009, 2008 and 2007 were as follows (dollars in thousands):

	Year Ended March 31,
	2009		2008		2007
Americas	$228,922	25.3%	$273,363	26.4%	$287,371	27.6%
Europe	257,407	28.5	308,171	29.8	302,708	29.1
Asia	416,968	46.2	454,203	43.8	449,592	43.3

Total Sales	$903,297	100.0%	$1,035,737	100.0%	$1,039,671	100.0%

Our sales to foreign customers have been predominately in Asia and Europe, which we attribute to the manufacturing strength in those areas for automotive, communications, computing, consumer and industrial control products.  Americas sales include sales to customers in the U.S., Canada, Central America and South America.

Sales to foreign customers accounted for approximately 75% of our net sales in each of fiscal 2009 and fiscal 2008 and 74% of our net sales in fiscal 2007.  Substantially all of our foreign sales are U.S. dollar denominated.  Sales to customers in Asia have generally increased over time due to many of our customers transitioning their manufacturing operations to Asia and growth in demand from the emerging Asian market.  Our sales force in the Americas and Europe supports a significant portion of the design activity for products which are ultimately shipped to Asia.

Sales to customers in China, including Hong Kong, accounted for approximately 23% of our net sales in fiscal 2009, approximately 20% of our net sales in fiscal 2008 and approximately 18% of our net sales in fiscal 2007.  Sales to customers in Taiwan accounted for approximately 10% of our net sales in each of fiscal 2008 and fiscal 2007.  We did not have sales into any other countries that exceeded 10% of our net sales during the last three fiscal years.

Gross Profit

Our gross profit was $516.5 million in fiscal 2009, $624.9 million in fiscal 2008 and $624.8 million in fiscal 2007.  Gross profit as a percent of sales was 57.2% in fiscal 2009, 60.3% in fiscal 2008 and 60.1% in fiscal 2007.

The most significant factors affecting our gross profit percentage in the periods covered by this report were:

•	production levels below the range of our normal capacity, and resulting under absorption of fixed costs; and
•	inventory write-downs partially offset by sales of inventory that was previously written down.

Other factors that impacted gross profit percentage in the periods covered by this report include:

•	lower depreciation as a percentage of cost of sales driven by reduced capital requirements in our business due to our purchase of Fab 4;
•	fluctuations in the product mix of microcontrollers, proprietary and non-proprietary analog products and Serial EEPROM products resulting in lower overall average selling prices for our products; and
•	continual cost reductions in wafer fabrication and assembly and test manufacturing such as new manufacturing technologies and more efficient manufacturing techniques.

During fiscal 2009, we operated at approximately 84% of our combined Fab 2 and Fab 4 installed capacity.  During each of fiscal 2008 and fiscal 2007, we operated at approximately 99% of our combined Fab 2 and Fab 4 installed capacity.  During the third and fourth quarters of fiscal 2009, we reduced wafer starts at both Fab 2 and Fab 4 and implemented rotating unpaid time off at both fabrication facilities.  The reduction in wafer starts and rotating unpaid time off were implemented to help control inventory levels due to current and expected adverse economic conditions in the markets we serve.  During the first quarter of fiscal 2010, we expect our wafer fabs to continue to operate at levels which are significantly lower than peak levels.

The process technologies utilized in our wafer fabs impact our gross margins.  Fab 2 currently utilizes various manufacturing process technologies, but predominantly utilizes our 0.5 to 1.0 micron processes.  Fab 4 predominantly utilizes our 0.22 to 0.5 micron processes.  We continue to transition products to more advanced process technologies to reduce future manufacturing costs.  All of our production has been on 8-inch wafers during the periods covered by this report.

Our overall inventory levels were $131.5 million at March 31, 2009, compared to $124.5 million at March 31, 2008 and $121.0 million at March 31, 2007.  We maintained 134 days of inventory on our balance sheet at March 31, 2009 compared to 112 days of inventory at March 31, 2008 and 107 days at March 31, 2007.  During the latter part of fiscal 2009, the demand for our products was adversely impacted by the downturn in global economic conditions.  We were not able to reduce production levels during that time frame to the extent needed to prevent inventory from rising.

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

At March 31, 2009, approximately 77% of our assembly requirements were performed in our Thailand facility, compared to approximately 67% at March 31, 2008 and approximately 72% at March 31, 2007.  Third-party contractors located in Asia perform the balance of our assembly operations.  Substantially all of our test requirements were performed in our Thailand facility over the last three fiscal years.  We believe that the assembly and test operations performed at our Thailand facility provide us with significant cost savings when compared to contractor assembly and test costs, as well as increased control over these portions of the manufacturing process.  We are planning multiple plant shutdowns of our Thailand facility in the first quarter of fiscal 2010 to help control inventory levels due to current and expected adverse economic conditions in the markets we serve.

As a result of significant reductions in demand and decreased production in our wafer fabs and assembly and test operations, approximately $21.4 million was charged to cost of sales in fiscal 2009, as our production levels for the period were below the range of normal capacity.  There were no such charges in fiscal 2008 and fiscal 2007.  If production levels stay below our normal capacity, we will continue to charge cost of sales for the unabsorbed manufacturing costs.  Also charged to cost of sales during fiscal 2009 was $7.3 million of obsolescence reserve compared to $1.9 million in fiscal 2008 and $2.3 million fiscal 2007.  The increase in the obsolescence reserve charge was primarily due to decreased demand for our products related to the adverse economic conditions in the markets we serve.

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

Research and Development (R&D)

R&D expenses for fiscal 2009 were $115.5 million, or 12.8% of sales, compared to $120.9 million, or 11.7% of sales, for fiscal 2008 and $113.7 million, or 10.9% of sales, for fiscal 2007.  We are committed to investing in new and enhanced products, including development systems software, and in our design and manufacturing process technologies.  We believe these investments are significant factors in maintaining our competitive position.  R&D costs are expensed as incurred.  Assets purchased to support our ongoing research and development activities are capitalized when related to products which have achieved technological feasibility, or that have alternative future uses and are amortized over their expected useful lives.  R&D expenses include labor, depreciation, masks, prototype wafers, and expenses for the development of process technologies, new packages, and software to support new products and design environments.

R&D expenses decreased $5.3 million, or 4.4%, for fiscal 2009 over fiscal 2008.  The primary reasons for the dollar decrease in R&D costs in fiscal 2009 compared to fiscal 2008 were cost-cutting actions taken in the third and fourth quarters of fiscal 2009, including salary reductions, elimination of bonuses and reductions in travel costs.  R&D expenses increased $7.2 million, or 6.3%, for fiscal 2008 over fiscal 2007.  The primary reasons for the dollar increase in R&D costs in fiscal 2008 compared to fiscal 2007 were higher labor costs as a result of expanding our internal R&D headcount and $1.1 million of additional share-based compensation expense.

Selling, General and Administrative

Selling, general and administrative expenses for fiscal 2009 were $161.2 million, or 17.9% of sales, compared to $175.6 million, or 16.9% of sales, for fiscal 2008, and $163.2 million, or 15.7% of sales, for fiscal 2007.  Selling, general and administrative expenses include salary expenses related to field sales, marketing and administrative personnel, advertising and promotional expenditures and legal expenses.  Selling, general and administrative expenses also include costs related to our direct sales force and field applications engineers who work in sales offices worldwide to stimulate demand by assisting customers in the selection and use of our products.

Selling, general and administrative expenses decreased $14.4 million, or 8.2%, for fiscal 2009 over fiscal 2008.  The primary reasons for the dollar decrease in selling, general and administrative expenses in fiscal 2009 over fiscal 2008 were cost-cutting actions taken in the third and fourth quarters of fiscal 2009, including salary reductions, elimination of bonuses and reduction in travel costs.  Selling, general and administrative expenses increased $12.4 million, or 7.6%, for fiscal 2008 over fiscal 2007.  The primary reasons for the dollar increase in selling, general and administrative expenses in fiscal 2008 over fiscal 2007 were higher labor costs as a result of expanding our internal resources in the technical aspects of selling our products and $1.5 million of additional share-based compensation expense.

Selling, general and administrative expenses fluctuate over time, primarily due to revenue and operating expense investment levels.

Special Charges

Patent Portfolio License

We entered into a patent portfolio license effective March 31, 2009 with an unrelated third-party that covers both issued patents and patent applications and settled alleged infringement claims.  The total payment made to the third-party was $8.25 million, $4.0 million of which was expensed in the fourth quarter of fiscal 2009 and the remaining $4.25 million of which was recorded as a prepaid royalty that will be amortized over the life of the patents.

Expenses Associated with the Abandonment of the Atmel Acquisition

On October 2, 2008, we and ON Semiconductor Corporation announced that we had sent a proposal to the Board of Directors of Atmel Corporation to acquire Atmel for $5.00 per share in cash or a total of approximately $2.3 billion.  On October 29, 2008, Atmel announced that its Board of Directors had determined that the unsolicited proposal was inadequate.  On December 15, 2008, we delivered a written notification to Atmel regarding a proposed alternate slate of directors to be elected at Atmel’s 2009 annual meeting.  On February 10, 2009, we announced our termination of our consideration of a potential transaction with Atmel in light of the economic uncertainty and the lack of visibility with respect to Atmel’s business not allowing us to put a value on Atmel.  In the fourth quarter of fiscal 2009, we expensed $1.6 million of various costs associated with the terminated proposal.

In-Process Research and Development

During the third quarter of fiscal 2009, we completed our acquisition of Hampshire Company, a leader in the large format touch screen controller market.  As a result of the acquisition, we incurred a $0.5 million in-process research and development charge in the third quarter of fiscal 2009.

During the fourth quarter of fiscal 2009, we completed the acquisition of HI-TECH Software, a provider of software development tools and compilers. As a result of the acquisition, we incurred a $0.2 million in-process research and development charge in the fourth quarter of fiscal 2009.

During the fourth quarter of fiscal 2009, we completed our acquisition of R&E International, a leader in developing innovative integrated circuits for smoke and carbon monoxide detectors and other life-safety systems.  As a result of the acquisition, we incurred a $0.2 million in-process research and development charge in the fourth quarter of fiscal 2009.

Loss on Sale of Fab 3

We received an unsolicited offer on our Fab 3 facility in September 2007.  We assessed our available capacity in our current facilities, along with our capacity available from outside foundries and determined the capacity of Fab 3 would not be required in the near term.  As a result of this assessment, we accepted the offer on September 21, 2007 and the transaction closed on October 19, 2007.  We received $27.5 million in cash net of expenses associated with the sale and recognized an impairment charge in fiscal 2008 of $26.8 million on the sale of Fab 3, representing the difference between the carrying value of the assets at September 30, 2007 and the amounts realized subsequent to September 30, 2007.

Other Income (Expense)

Interest income in fiscal 2009 decreased to $32.5 million from $54.9 million in fiscal 2008.  Interest income in fiscal 2008 decreased to $54.9 million from $58.4 million in fiscal 2007.  The primary reason for the reductions in interest income in fiscal 2009 over fiscal 2008 and in fiscal 2008 over fiscal 2007 was lower interest rates on our cash and investment balances.  Interest expense in fiscal 2009 increased to $24.3 million from $8.0 million in fiscal 2008.  Interest expense increased to $8.0 million in fiscal 2008 from $5.4 million in fiscal 2007. The primary reason for the increases in interest expense in fiscal 2009 over fiscal 2008 and in fiscal 2008 over fiscal 2007 was due to the $1.15 billion in 2.125% junior subordinated convertible debentures we issued in December 2007.  Other expenses, net in fiscal 2009 was $4.4 million compared to other income, net of $2.4 million in fiscal 2008.  The increase in other expenses, net was primarily related to a $7.3 million loss on trading securities in fiscal 2009 as a result of market fluctuations in our trading securities and put options as described in Note 4 to our consolidated financial statements.  Other income, net was $2.4 million in fiscal 2008 compared to $0.3 million in fiscal 2007.  The increase in other income, net was primarily related to gains on sales of fixed assets and gains related to currency rate fluctuations.

Provision for Income Taxes

Provisions for income taxes reflect tax on our foreign earnings and federal and state tax on our U.S. earnings.  Our effective tax benefit was 4.9% in fiscal 2009 and our effective tax rate was 15.2% in fiscal 2008 and 11.0% in fiscal 2007, and is lower than statutory rates in the U.S. due primarily to lower tax rates at our foreign locations, R&D tax credits and export sales incentives.  Our effective tax rate in fiscal 2009 reflects a $16.9 million U.S. tax benefit related to our settlement with the IRS for our fiscal 2005 tax audit and a $33.0 million tax reserve release associated with a favorable clarification of tax regulations.  Combined, these tax benefits reduced our effective tax rate by 21 percentage points to an effective tax benefit of 4.9%.  Our effective tax rate in fiscal 2008 reflects a $10.3 million U.S. tax benefit associated with the sale of Fab 3 in the second quarter of fiscal 2008, a $5.7 million tax benefit related to the release of tax reserves associated with a foreign tax matter in the third quarter of fiscal 2008, a $4.5 million tax benefit related to the release of tax reserves for certain international tax exposures in the fourth quarter of fiscal 2008 and approximately $0.8 million related to accrued interest and other reserve matters.  Combined, these tax benefits decreased our effective tax rate in fiscal 2008 by approximately 4.4%.  Our effective tax rate in fiscal 2007 reflects a $52.2 million benefit related to a tax settlement for our fiscal 1999 through fiscal 2001 tax years that occurred in the fourth quarter of fiscal 2007 which decreased our effective tax rate for fiscal 2007 by 13%.

Various taxing authorities in the U.S. and other countries in which we do business are increasing their scrutiny of the tax structures employed by businesses.  Companies of our size and complexity are regularly audited by the taxing authorities in the jurisdictions in which they conduct significant operations.  We are currently under audit by the IRS for our fiscal years ended March 31, 2002, 2003, 2004, 2006, 2007 and 2008.  We recognize liabilities for anticipated tax audit issues in the U.S. and other tax jurisdictions based on our estimate of whether, and the extent to which, additional tax payments are probable.  We believe that we maintain adequate tax reserves to offset any potential tax liabilities that may arise upon these and other pending audits in the U.S. and other countries in which we do business.  If such amounts ultimately prove to be unnecessary, the resulting reversal of such reserves would result in tax benefits being recorded in the period the reserves are no longer deemed necessary.  If such amounts ultimately prove to be less than any final assessment, a future charge to expense would be recorded in the period in which the assessment is determined.

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

Liquidity and Capital Resources

We had $1,440.8 million in cash, cash equivalents and short-term and long-term investments at March 31, 2009, a decrease of $78.3 million from the March 31, 2008 balance. The decrease in cash, cash equivalents and short-term and long-term investments over this time period is primarily attributable to cash generated by operating activities being offset by dividends and stock repurchase activity during the twelve months ended March 31, 2009.

Net cash provided from operating activities was $308.7 million for fiscal 2009, $447.3 million for fiscal 2008 and $429.8 million for fiscal 2007. The decrease in cash flow from operations in fiscal 2009 compared to fiscal 2008 was primarily due to lower net income in fiscal 2009, an increase in the purchases of trading securities and changes in accrued liabilities and other assets and liabilities.

Net cash used in investing activities was $19.8 million for fiscal 2009, net cash provided by investing activities was $55.7 million for fiscal 2008 and net cash used in investing activities was $442.2 million in fiscal 2007.  The decrease in cash in fiscal 2009 over fiscal 2008 was primarily due to an increase in capital expenditures and investments in other assets.  The increase in cash in fiscal 2008 over fiscal 2007 was primarily due to changes in our net purchases, sales and maturities of short-term and long-term investments and cash proceeds from the sale of Fab 3.

Net cash used in financing activities was $330.2 million for fiscal 2009, $182.7 million for fiscal 2008 and $385.3 million for fiscal 2007.  Proceeds from the exercise of stock options and employee purchases under our employee stock purchase plans were $33.6 million for fiscal 2009, $59.1 million for fiscal 2008 and $68.7 million for fiscal 2007.  We paid cash dividends to our shareholders of $246.7 million in fiscal 2009, $252.0 million in fiscal 2008, and $207.9 million in fiscal 2007.  Excess tax benefits from share-based payment arrangements were $6.8 million in fiscal 2009, $21.2 million in fiscal 2008, and $22.8 million in fiscal 2007.  During the year ended March 31, 2008, we received net proceeds of $1,127.0 million from the issuance of our 2.125% junior subordinated convertible debentures.  Cash expended for the repurchase of our common stock was $123.9 million in fiscal 2009 and $1,138.0 million in fiscal 2008.  No amounts were expended in fiscal 2007 for the repurchase of our common stock.  During fiscal 2007, we paid down $269.0 million in short-term borrowings.  To complete the repatriation of $500 million in fiscal 2006, we initiated the $269.0 million in borrowings, which were collateralized against investments that were held in foreign locations, allowing the investments to reach their normal maturity date.

Our level of capital expenditures varies from time to time as a result of actual and anticipated business conditions.  Capital expenditures were $102.4 million in fiscal 2009, $69.8 million in fiscal 2008 and $60.0 million in fiscal 2007.  Capital expenditures are primarily for the expansion of production capacity and the addition of research and development equipment.  We currently intend to spend approximately $15.0 million during the next twelve months to invest in equipment and facilities to maintain, and selectively increase, capacity to meet our currently anticipated needs.

We expect to finance our capital expenditures through our existing cash balances and cash flows from operations.  We believe that the capital expenditures anticipated to be incurred over the next twelve months will provide sufficient manufacturing capacity to meet our currently anticipated needs.

We enter into derivative transactions from time to time in an attempt to reduce our exposure to currency rate fluctuations.  Although none of the countries in which we conduct significant foreign operations have had a highly inflationary economy in the last five years, there is no assurance that inflation rates or fluctuations in foreign currency rates in countries where we conduct operations will not adversely affect our operating results in the future.  At March 31, 2009, we had no foreign currency forward contracts outstanding.

On October 23, 2006, we announced that our Board of Directors had authorized the repurchase of up to 10,000,000 shares of our common stock in the open market or privately negotiated transactions.  As of March 31, 2009, no shares related to this authorization remained available for purchase under this program.  On December 11, 2007, we announced that our Board of Directors had authorized the repurchase of up to an additional 10,000,000 shares of our common stock in the open market or in privately negotiated transactions.  As of March 31, 2009, 2,460,002 shares related to this authorization remained available for purchase.

Our Board of Directors authorized the repurchase of 21,500,000 shares of our common stock concurrent with our junior subordinated convertible debentures transaction described in Note 13 to our consolidated financial statements and no further shares are available to be repurchased under this authorization.

As of March 31, 2009, approximately 36.0 million shares of our common stock remained as treasury shares with the balance of the repurchased shares being used to fund share issuance requirements under our equity incentive plans. The timing and amount of future repurchases will depend upon market conditions, interest rates, and corporate considerations.

On October 28, 2002, we announced that our Board of Directors had approved and instituted a quarterly cash dividend on our common stock.  During fiscal 2007, we paid dividends in the amount of $0.965 per share for a total dividend payment of $207.9 million.  During fiscal 2008, we paid dividends in the amount of $1.205 per share for a total dividend payment of $252.0 million.  During fiscal 2009, we paid dividends in the amount of $1.346 per share for a total dividend payment of $246.7 million.  On May 7, 2009, we declared a quarterly cash dividend of $0.339 per share, which will be paid on June 4, 2009, to stockholders of record on May 21, 2009 and the total amount of such dividend is expected to be approximately $62.0 million.  Our Board is free to change our dividend practices at any time and to increase or decrease the dividend paid, or not to pay a dividend, on our common stock on the basis of our results of operations, financial condition, cash requirements and future prospects, and other factors deemed relevant by our Board.  Our current intent is to provide for ongoing quarterly cash dividends depending upon market conditions and our results of operations.

We believe that our existing sources of liquidity combined with cash generated from operations will be sufficient to meet our currently anticipated cash requirements for at least the next twelve months.  However, the semiconductor industry is capital intensive.  In order to remain competitive, we must constantly evaluate the need to make significant investments in capital equipment for both production and research and development.  We may seek additional equity or debt financing from time to time to maintain or expand our wafer fabrication and product assembly and test facilities, or for acquisitions or other purposes.  The timing and amount of any such financing requirements will depend on a number of factors, including demand for our products, changes in industry conditions, product mix, competitive factors and our ability to identify suitable acquisition candidates.  There can be no assurance that such financing will be available on acceptable terms, and any additional equity financing would result in incremental ownership dilution to our existing stockholders.

Contractual Obligations

The following table summarizes our significant contractual obligations at March 31, 2009, and the effect such obligations are expected to have on our liquidity and cash flows in future periods.  This table excludes amounts already recorded on our balance sheet as current liabilities at March 31, 2009 (dollars in thousands):

	Payments Due by Period
	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Operating lease obligations	$10,960	$5,367	$4,934	$659	$	---
Capital purchase obligations (1)	3,883	3,793	90	---		---
Other purchase obligations and commitments (2)	995	736	259	---		---
2.125% junior convertible debentures –principal and interest (3)	1,851,560	24,438	48,875	48,875		1,729,372

Total contractual obligations (4)	$1,867,398	$34,334	$54,158	$49,534		$1,729,372

(1)  Capital purchase obligations represent commitments for construction or purchases of property, plant and equipment.  They are not recorded as liabilities on our balance sheet as of March 31, 2009, as we have not yet received the related goods or taken title to the property.

(2) Other purchase obligations and commitments include payments due under various types of licenses.
(3) For purposes of this table we have assumed that the principal of our convertible debentures will be paid on December 31, 2037.
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

Off-Balance Sheet Arrangements

As of March 31, 2009, we are not involved in any off-balance sheet arrangements, as defined in Item 303 (a)(4)(ii) of SEC Regulation S-K.

Recently Issued Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (SFAS No. 141R).  SFAS No. 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS No. 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. In April 2009, the FASB issued FSP FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (FSP FAS 141R-1). FSP FAS 141R-1 amends and clarifies SFAS No. 141R to address application issues on initial recognition and measurement, subsequent measurement and accounting and disclosure of assets and liabilities arising from contingencies in a business combination.  SFAS No. 141R and FSP FAS 141R-1 are effective for fiscal years beginning after December 15, 2008, and will be adopted by us in the first quarter of fiscal 2010.  Because the majority of the provisions of SFAS No. 141R and FSP FAS 141R-1 are applicable to future transactions, we do not believe the adoption of SFAS No. 141R and FSP FAS 141R-1 will have an impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51 (SFAS No. 160).  SFAS No. 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent's ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  SFAS No. 160 is effective for fiscal years beginning after December 15, 2008, and will be adopted by us in the first quarter of fiscal 2010.  We do not believe the adoption of SFAS No. 160 will have an impact on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (SFAS No. 161).  The standard requires additional quantitative disclosures (provided in tabular form) and qualitative disclosures for derivative instruments.  The required disclosures include how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows; relative volume of derivative activity; the objectives and strategies for using derivative instruments; the accounting treatment for those derivative instruments formally designated as the hedging instrument in a hedge relationship; and the existence and nature of credit-related contingent features for derivatives.  SFAS No. 161 was effective for us beginning January 1, 2009.  SFAS No. 161 did not change the accounting treatment for derivative instruments and as such, the adoption of SFAS No. 161 did not have a material impact on our consolidated financial statements.

In May 2008, the FASB released FSP APB 14-1,  Accounting For Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement) (FSP APB 14-1) that alters the accounting treatment for convertible debt instruments that allow for either mandatory or optional cash settlements.  FSP APB 14-1 will impact the accounting associated with our $1.15 billion junior subordinated convertible debentures.  FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods, and will require us to recognize additional (non-cash) interest expense based on the market rate for similar debt instruments without the conversion feature.  Furthermore, FSP APB 14-1 would require us to recognize interest expense in prior periods pursuant to retrospective accounting treatment.  FSP APB 14-1 will have no impact on our actual past or future cash flows.  This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and was adopted by us on April 1, 2009.  We are currently evaluating the magnitude of the impact of adoption of FSP APB 14-1 will have on our consolidated financial statements.

In June 2008, the EITF issued EITF 07-05, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity's Own Stock (EITF No. 07-05). EITF No. 07-05 clarifies the determination of whether an instrument (or an embedded feature) is indexed to an entity's own stock, which would qualify as a scope exception under SFAS 133, Accounting for Derivative Instruments and Hedging Activities.  EITF No. 07-05 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and is effective for us beginning in fiscal 2010.  Early adoption for an existing instrument is not permitted.  We are currently evaluating the impact the adoption of EITF No. 07-05 will have on our consolidated financial statements.

In November 2008, the FASB ratified EITF Issue No. 08-7, Accounting for Defensive Intangible Assets (EITF No. 08-7).  EITF No. 08-7 applies to defensive intangible assets, which are acquired intangible assets that the acquirer does not intend to actively use but intends to hold to prevent its competitors from obtaining access to them.  As these assets are separately identifiable, EITF No. 08-7 requires an acquiring entity to account for defensive intangible assets as a separate unit of accounting.  Defensive intangible assets must be recognized at fair value in accordance with SFAS No. 141(R) and SFAS No. 157.  EITF No. 08-7 is effective for us beginning in fiscal 2010.  Because EITF No. 08-7 is applicable to future transactions, we do not believe the adoption of EITF No. 08-7 will have an impact on our consolidated financial statements.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (FSP FAS 115-2 and FAS 124-2).  This FSP changes existing guidance for determining whether an impairment of debt securities is other than temporary.  The FSP requires other-than-temporary impairments to be separated into the amount representing the decrease in cash flows expected to be collected from a security (referred to as credit losses) which is recognized in earnings and the amount related to other factors which is recognized in other comprehensive income.  This noncredit loss component of the impairment may only be classified in other comprehensive income if the holder of the security concludes that it does not intend to sell and it will not more likely than not be required to sell the security before it recovers its value.  If these conditions are not met, the noncredit loss must also be recognized in earnings.  When adopting the FSP, an entity is required to record a cumulative effect adjustment as of the beginning of the period of adoption to reclassify the noncredit component of a previously recognized other-than-temporary impairment from retained earnings to accumulated other comprehensive income.  FSP FAS 115-2 and FAS 124-2 is effective for interim and annual periods ending after June 15, 2009.  Our management is currently evaluating the requirements of the FSP and has not yet determined the impact on our consolidated financial statements.

In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (FSP FAS 157-4).  This FSP provides additional guidance on estimating fair value when the volume and level of activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability.  The FSP also provides additional guidance on circumstances that may indicate that a transaction is not orderly.  FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009.  We do not believe the adoption of this FSP will materially impact our consolidated financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosure about Fair Value of Financial Instruments (FSP FAS 107-1 and APB 28-1). FSP FAS 107-1 and APB 28-1 amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.  The FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. FSP FAS 107-1 and APB 28-1 is effective for interim reporting periods ending after June 15, 2009.  We are currently evaluating the potential impact, if any, of the adoption of FSP FAS 107-1 and APB 28-1 on our consolidated financial statements.

Item 7A.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our investment portfolio, consisting of fixed income securities and money market funds that we hold on an available-for-sale basis totaled $1,318.3 million and our trading securities totaled $122.5 million as of March 31, 2009, and $1,489.4 million and $29.6 million, respectively, as of March 31, 2008.  The available-for-sale securities, like all fixed income instruments, are subject to interest rate risk and will decline in value if market interest rates increase.  We have the ability to hold our fixed income investments until maturity and, therefore, we would not expect to recognize any material adverse impact in income or cash flows if market interest rates increase.  The following table provides information about our available-for-sale securities that are sensitive to changes in interest rates.  We have aggregated our available-for-sale securities for presentation purposes since they are all very similar in nature (dollars in thousands):

	Financial instruments maturing during the fiscal year ended March 31,
	2010	2011	2012		2013		2014		Thereafter
Available-for-sale securities	$352,734	$500,290	$	---	$	---	$	---	$18,901
Weighted-average yield rate	1.95%	1.84%		---		---		---	2.55%

At March 31, 2009, $56.8 million of original purchase value of our investment portfolio was invested in ARS.  Historically, the carrying value of ARS approximated fair value due to the frequent resetting of the interest rates.  If an auction fails for amounts we have invested, our investment will not be liquid.  With the continuing liquidity issues experienced in the global credit and capital markets, our ARS have experienced multiple failed auctions.  In September 2007 and February 2008, auctions for $24.9 million and $34.8 million, respectively, of the original purchase value of our investments in ARS had failed.  While we continue to earn interest on these investments based on a pre-determined formula with spreads tied to particular interest rate indices, the estimated market value for a portion of these ARS no longer approximates the original purchase value.

At March 31, 2009, the $24.9 million of ARS that failed during September 2007 carried ratings between A and B by Standard & Poors compared to ratings between AAA and AA- at March 31, 2008.  All but $2.5 million of the securities possess credit enhancement in the form of insurance for principal and interest.  The underlying characteristics of $22.4 million of these ARS relate to servicing statutory requirements in the life insurance industry and $2.5 million relate to a specialty finance company whose counterparty rating was downgraded to Baa1 by Moody’s during December 2008.  Moody’s also downgraded the $2.5 million specialty finance company issue we own to Caa3 during December 2008.  Additionally, Moody’s downgraded $7.5 million of the $22.4 million of ARS related to servicing statutory requirements in the life insurance industry from Aa3 to Baa1 during the quarter ending December 31, 2008.  During the first week of January 2009, Moody’s downgraded other securities from the same issuer of the $7.5 million ARS, which we do not own, to D and simultaneously cited their expectation that the series owned by us would have interest payment shortfalls, but that any shortfalls would be paid by the insurer and the ratings on the notes would then become based on the rating of the insurer.  The issuer announced a default as expected in early January 2009 and interest has continuously been paid by the insurer and posted to our account since that time.  All rating change actions have been factored into our fair value estimates for the period ending March 31, 2009.

The $24.9 million in failed auctions have continued to fail through the filing date of this report.  As a result, we will not be able to access such funds until a future auction on these investments is successful.  The fair value of the failed ARS has been estimated based on market information and estimates determined by management and could change significantly based on market conditions.  Based on the estimated values, we concluded these investments were other than temporarily impaired and recognized impairment charges on these investments of $2.4 million during fiscal 2008 and $3.6 million during fiscal 2009.  If the issuers are unable to successfully close future auctions or if their credit ratings deteriorate further, we may be required to further adjust the carrying value of the investments through an additional impairment charge to earnings.

The $34.8 million of ARS that failed during February 2008 are investments in student loan-backed ARS.  Approximately, $0.2 million, $1.7 million, and $1.0 million of these ARS were redeemed at par by the issuers during the first, second, and third quarters of fiscal 2009, respectively, reducing our overall position to $31.9 million.  Based upon our evaluation of available information, we believe these investments are of high credit quality, as all of the investments carry AAA credit ratings by one or more of the major credit rating agencies and are largely backed by the federal government (Federal Family Education Loan Program).  The fair value of the failed ARS has been estimated based on market information and estimates determined by management and could change significantly based on market conditions.  However, if the issuers are not able to successfully close future auctions or over time are not able to obtain more favorable financing options for their debt issuance needs, including refinancing these obligations into lower rate securities, the market value of these investments could be negatively impacted.

In November 2008, we executed an ARS rights agreement (the Rights) with the broker through which we purchased the $31.9 million in ARS that provides (1) us with the right to put these ARS back to the broker at par anytime during the period from June 30, 2010 through July 2, 2012, and (2) the broker with the right to purchase or sell the ARS at par on our behalf anytime through July 2, 2012.  We accounted for the acceptance of the Rights as the receipt of a put option for no consideration and recognized a gain with a corresponding recognition as a long-term investment.  We elected to measure the Rights under the fair value option of SFAS No. 159 and will record changes in the fair value of the Rights in earnings.  We simultaneously recognized an other-than-temporary impairment loss of $5.5 million as we no longer intend to hold these ARS until the fair value recovers, which was recorded in other comprehensive loss in prior quarters.  We reclassified the ARS from available-for-sale to trading securities and future changes in fair value are being recorded in earnings.  During the fourth quarter of fiscal 2009, we estimated the fair value of the ARS increased by $1.5 million offset by a change in the fair value of the related Rights of $1.5 million, with no net impact to our income statement.  We expect any future changes in the fair value of the ARS to continue to be largely offset by changes in the fair value of the related Rights without any significant net impact to our income statement.  We will continue to measure the ARS and the Rights at fair value (utilizing Level 3 fair value inputs) until the earlier of its maturity or exercise.

We continue to monitor the market for ARS and consider its impact, if any, on the fair market value of our investments.  If the market conditions deteriorate further, we may be required to record additional impairment charges.  We intend and have the ability to hold these ARS until the market recovers, or as it relates to the $31.9 million of par value of these ARS, until June 30, 2010 when we have the right to sell the securities at par to the broker.  We do not anticipate having to sell these securities to fund the operation of our business.  We believe that, based on our current unrestricted cash, cash equivalents and short-term investment balances, the current lack of liquidity in the credit and capital markets will not have a material impact on our liquidity, cash flow or ability to fund our operations.

Our investment in marketable equity securities at March 31, 2009 consists of shares of common stock, the value of which is determined by the closing price of such shares on the respective markets on which the shares are traded as of the balance sheet date. These investments are classified as trading securities and accounted for under the provisions of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. The market value of these investments was approximately $79.5 million at March 31, 2009 compared to our cost basis of approximately $85.5 million. The value of our investment in marketable equity securities would be materially impacted if there were a significant change in the market price of the shares.  A hypothetical 30% favorable or unfavorable change in the stock prices compared to the stock prices at March 31, 2009 would have affected the value of our investments in marketable equity securities by approximately $23.9 million. Additionally, we have sold put options on some of our trading securities, which are recorded as accrued liabilities, and are marked to market value.  A decline in the stock price of the underlying security prior to the expiration date of the puts would cause an increase to the liability, which would result in a charge to our results of operations, and could result in the put being exercised by the holder.  If the put is exercised by the holder, we could be required to pay up to $11.0 million for additional shares of common stock, at a price potentially in excess of the then fair market value of the common stock.  A hypothetical 30% unfavorable change in the stock price of the trading security on which we have sold the puts, compared to the stock price at March 31, 2009 could potentially result in the puts being exercised and would result in our paying $11.0 million to acquire the shares of common stock.  The stock would then be marked to market value, affecting the value of our investment by approximately $2.1 million.  (See Note 4 to our consolidated financial statements for additional information about our investments in marketable equity securities.)

We have international operations and are thus subject to foreign currency rate fluctuations.  To date, our exposure related to exchange rate volatility has not been material to our operating results.  Approximately 99% of our sales are denominated in U.S. dollars.  We maintain hedges related to the net of our asset and liability foreign currency exposure as needed.  As of March 31, 2009, there were no foreign currency derivatives outstanding, compared to $2.4 million of foreign currency derivatives outstanding as of March 31, 2008.  If foreign currency rates fluctuate by 15% from the rates at March 31, 2009, the effect on our financial position and results of operation would be immaterial.

During the normal course of business we are routinely subjected to a variety of market risks, examples of which include, but are not limited to, interest rate movements, foreign currency fluctuations, and collectability of accounts receivable.  We continuously assess these risks and have established policies and procedures to protect against the adverse effects of these and other potential exposures.  Although we do not anticipate any material losses in these risk areas, no assurance can be made that material losses will not be incurred in these areas in the future. The recent decline in general economic conditions and fluctuations in the global credit and equity markets may adversely affect our financial position and results of operations.

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

Management assessed our internal control over financial reporting as of March 31, 2009, the end of our fiscal year.  Management based its assessment on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.  This assessment is supported by testing and monitoring performed by our finance organization.

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

Ernst & Young LLP, an independent registered public accounting firm, who audited our consolidated financial statements included in this Form 10-K has issued an attestation report on our internal control over financial reporting, which is included in Part II, Item 9A.

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2009, there was no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
 Microchip Technology Incorporated and subsidiaries

We have audited Microchip Technology Incorporated’s internal control over financial reporting as of March 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Microchip Technology Incorporated’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (U.S.). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Microchip Technology Incorporated maintained, in all material respects, effective internal control over financial reporting as of March 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (U.S.), the March 31, 2009 consolidated financial statements of Microchip Technology Incorporated and our report dated May 28, 2009 expressed an unqualified opinion thereon.

/s/   Ernst & Young LLP

Phoenix, Arizona
May 28, 2009

Item 9B.	OTHER INFORMATION

In fiscal 2009, each of Steve Sanghi, our Chairman, Chief Executive Officer and President, Mitch Little, our Vice President, Worldwide Sales and Applications, Steve Drehobl, our Vice President, Security, Microcontroller and Technology Division, and Rich Simoncic, our Vice President, Analog and Interface Products Division, entered into trading plans as contemplated by Rule 10b-5-1 under the Securities Exchange Act of 1934 and periodic sales of our common stock are expected to occur under such plans.

The foregoing disclosure is being made on a voluntary basis and not pursuant to any specific requirement under Form 10-K, Form 8-K or otherwise.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information on the members of our Board of Directors is incorporated herein by reference to our proxy statement for our 2009 annual meeting of stockholders under the captions “The Board of Directors,” and “Proposal One – Election of Directors.”

Information on the composition of our audit committee and the members of our audit committee, including information on our audit committee financial experts, is incorporated by reference to our proxy statement for our 2009 annual meeting of stockholders under the caption “The Board of Directors – Committees of the Board of Directors – Audit Committee.”

Information on our executive officers is provided in Item 1, Part I of this Form 10-K under the caption “Executive Officers of the Registrant” at page 9, above.

Information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is incorporated herein by reference to our proxy statement for our 2009 annual meeting of stockholders under the caption “Section 16(a) Beneficial Ownership Reporting Compliance.”

Information with respect to our code of ethics that applies to our directors, executive officers (including our principal executive officer and our principal financial and accounting officer) and employees is incorporated by reference to our proxy statement for our 2009 annual meeting of stockholders under the caption “Code of Ethics.”  A copy of the Code of Ethics is available on our website at the Investor Relations section under Mission Statement/Corporate Governance on www.microchip.com.

Information regarding material changes, if any, to procedures by which security holders may recommend nominees to our Board of Directors is incorporated by reference to our proxy statement for the 2009 annual meeting of stockholders under the caption “Requirements, Including Deadlines, for Receipt of Stockholder Proposals for the 2009 Annual Meeting of Stockholders; Discretionary Authority to Vote on Stockholder Proposals.”

Item 11.	EXECUTIVE COMPENSATION

Information with respect to executive compensation is incorporated herein by reference to the information under the caption “Executive Compensation” in our proxy statement for our 2009 annual meeting of stockholders.

Information with respect to director compensation is incorporated herein by reference to the information under the caption “The Board of Directors – Director Compensation” in our proxy statement for our 2009 annual meeting of stockholders.

Information with respect to compensation committee interlocks and insider participation in compensation decisions is incorporated herein by reference to the information under the caption “The Board of Directors – Compensation Committee Interlocks and Insider Participation” in our proxy statement for our 2009 annual meeting of stockholders.

Our Board compensation committee report on executive compensation is incorporated herein by reference to the information under the caption “Executive Compensation – Compensation Committee Report on Executive Compensation” in our proxy statement for our 2009 annual meeting of stockholders.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information with respect to securities authorized for issuance under our equity compensation plans is incorporated herein by reference to the information under the caption “Executive Compensation – Equity Compensation Plan Information” in our proxy statement for our 2009 annual meeting of stockholders.

Information with respect to security ownership of certain beneficial owners, members of our Board of Directors and management is incorporated herein by reference to the information under the caption “Security Ownership of Principal Stockholders, Directors and Executive Officers” in our proxy statement for our 2009 annual meeting of stockholders.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item pursuant to Item 404 of Regulation S-K is incorporated by reference to the information under the caption “Certain Transactions” contained in our proxy statement for our 2009 annual meeting of stockholders.

The information required by this Item pursuant to Item 407(a) of Regulation S-K regarding the independence of our directors is incorporated by reference to the information under the caption “Meetings of the Board of Directors” contained in our proxy statement for our 2009 annual meeting of stockholders.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item related to principal accountant fees and services as well as related pre-approval policies is incorporated by reference to the information under the caption “Independent Registered Public Accounting Firm” contained in our proxy statement for our 2009 annual meeting of stockholders.

[Remainder of page intentionally left blank.]

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)         The following documents are filed as part of this Form 10-K:

Page No.
(1)	Financial Statements:
	Report of Independent Registered Public Accounting Firm	F-1
	Consolidated Balance Sheets as of March 31, 2009 and 2008	F-2
	Consolidated Statements of Income for each of the three years in the period ended March 31, 2009	F-3
	Consolidated Statements of Cash Flows for each of the three years in the period ended March 31, 2009	F-4
	Consolidated Statements of Stockholders’ Equity for each of the three years in the period ended March 31, 2009	F-5
	Notes to Consolidated Financial Statements	F-6
(2)	Financial Statement Schedules
(3)	The Exhibits filed with this Form 10-K or incorporated herein by reference are set forth in the Exhibit Index beginning on page 48 hereof, which Exhibit Index is incorporated herein by this reference.

(b)         See Item 15(a)(3) above.

(c)         See “Index to Financial Statements” included under Item 8 to this Form 10-K.

 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MICROCHIP TECHNOLOGY INCORPORATED
(Registrant)

Date: May 29, 2009	By: /s/ Steve Sanghi
Steve Sanghi
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name and Signature	Title	Date

/s/ Steve Sanghi	Director, President and Chief Executive Officer	May 29, 2009
Steve Sanghi

/s/ Albert J. Hugo-Martinez	Director	May 29, 2009
Albert J. Hugo-Martinez

/s/ L.B. Day	Director	May 29, 2009
L.B. Day

/s/ Matthew W. Chapman	Director	May 29, 2009
Matthew W. Chapman

/s/ Wade F. Meyercord	Director	May 29, 2009
Wade F. Meyercord

/s/ J. Eric Bjornholt	Vice President and Chief Financial	May 29, 2009
J. Eric Bjornholt	Officer (Principal Financial
and Accounting Officer)

EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith

2.1	Purchase and Sale Agreement, dated as of July 18, 2002 between Registrant and Fujitsu Microelectronics, Inc.	8-K	000-21184	2.1	7/18/02
3.1	Restated Certificate of Incorporation of Registrant	10-Q	000-21184	3.1	11/12/02
3.2	Amended and Restated By-Laws of Registrant, as amended through January 29, 2007	10-Q	000-21184	3.1	2/6/07
4.1	First Amendment to Preferred Shares Rights Agreement dated January 9, 2007	10-Q	000-21184	4.1	2/6/07
4.2	Amended and Restated Preferred Shares Rights Agreement, dated as of October 11, 1999, between Registrant and Norwest Bank Minnesota, N.A., including the Amended Certificate of Designations, the form of Rights Certificate and the Summary of Rights, attached as exhibits thereto	8-K	000-21184	4.1	10/12/99
4.3	Indenture, dated as of December 7, 2007, by and between Wells Fargo Bank, National Association, as Trustee, and Microchip Technology Incorporated	8-K	000-21184	4.1	12/7/07
4.4	Registration Rights Agreement, dated as of December 7, 2007, by and between J.P. Morgan Securities Inc. and Microchip Technology Incorporated	8-K	000-21184	4.2	12/7/07
10.1	Form of Indemnification Agreement between Registrant and its directors and certain of its officers	S-1	33-57960	10.1	2/5/93
10.2	*2004 Equity Incentive Plan as amended and restated by the Board on May 1, 2006	10-Q	000-21184	10.3	2/6/07
10.3	*Form of Notice of Grant for 2004 Equity Incentive Plan (including Exhibit A Stock Option Agreement)	S-8	333-119939	4.5	10/25/04
10.4	*Form of Notice of Grant (Foreign) for 2004 Equity Incentive Plan (including Exhibit A Stock Option Agreement (Foreign)	10-K	000-21184	10.4	5/23/05
10.5	*Restricted Stock Units Agreement (Domestic) for 2004 Equity Incentive Plan	10-Q	000-21184	10.3	11/7/07
10.6	Restricted Stock Units Agreement (Foreign) for 2004 Equity Incentive Plan	10-Q	000-21184	10.4	11/7/08
10.7	*Form of Notice of Grant of Restricted Stock Units for 2004 Equity Incentive Plan (including Exhibit A Restricted Stock Units Agreement)	10-K	000-21184	10.6	5/31/06
10.8	*1993 Stock Option Plan, as Amended through August 16, 2002	10-Q	000-21184	10.1	11/12/02
10.9	*Form of Notice of Grant For 1993 Stock Option Plan, with Exhibit A thereto, Form of Stock Option Agreement; and Exhibit B thereto, Form of Stock Purchase Agreement	S-8	333-872	10.6	1/23/96

EXHIBITS (cont’d.)

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith
10.10	*Microchip Technology Incorporated 2001 Employee Stock Purchase Plan as amended through August 15, 2003 (including Enrollment Form, Stock Purchase Agreement, and Change Form)	S-8	333-140773	4.4	2/16/07
10.11	*1997 Nonstatutory Stock Option Plan, as Amended Through March 3, 2003	10-K	000-21184	10.13	6/5/03
10.12	*Form of Notice of Grant For 1997 Nonstatutory Stock Option Plan, with Exhibit A thereto, Form of Stock Option Agreement	10-K	000-21184	10.17	5/27/98
10.13	Microchip Technology Incorporated International Employee Stock Purchase Plan, as amended through May 1, 2006	S-8	333-140773	4.1	2/16/07
10.14	Microchip Technology Incorporated International Stock Purchase Agreement (including attached Form of Enrollment Form)	S-8	333-140773	4.2	2/16/07
10.15	Form of Change Form for Microchip Technology Incorporated International Employee Stock Purchase Plan	S-8	333-140773	4.3	2/16/07
10.16	*Executive Management Incentive Compensation Plan	10-Q	000-21184	10.4	2/6/07
10.17	*Discretionary Executive Management Incentive Compensation Plan	10-Q	000-21184	10.5	2/6/07
10.18	*Management Incentive Compensation Plan amended by Board of Directors August 14, 2008	10-Q	000-21184	10.1	11/7/08
10.19	TelCom Semiconductor, Inc. 1994 Stock Option Plan and forms of agreements thereunder	S-8	333-53876	4.1	1/18/01
10.20	TelCom Semiconductor, Inc. 2000 Nonstatutory Stock Option Plan and forms of agreements used thereunder	S-8	333-53876	4.4	1/18/01
10.21	PowerSmart, Inc. 1998 Stock Incentive Plan, Including Forms of Incentive Stock Option Agreement and Nonqualified Stock Option Agreement	S-8	333-96791	4.1	7/19/02
10.22	*February 3, 2003 Amendment to the Adoption Agreement to the Microchip Technology Incorporated Supplemental Retirement Plan	10-K	000-21184	10.28	6/5/03
10.23	*Amendment dated August 29, 2001 to the Microchip Technology Incorporated Supplemental Retirement Plan	S-8	333-101696	4.1.2	12/6/02
10.24	*Amendment Dated December 9, 1999 to the Adoption Agreement to the Microchip Technology Incorporated Supplemental Retirement Plan	S-8	333-101696	4.1.4	12/6/02

EXHIBITS (cont’d.)

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith
10.25	*Adoption Agreement to the Microchip Technology Incorporated Supplemental Retirement Plan dated January 1, 1997	S-8	333-101696	4.1.3	12/6/02
10.26	*Microchip Technology Incorporated Supplemental Retirement Plan	S-8	333-101696	4.1.1	12/6/02
10.27	*Amendments to Supplemental Retirement Plan	10-Q	000-21184	10.1	2/9/06
10.28	*Change of Control Severance Agreement	8-K	000-21184	10.1	12/18/08
10.29	*Change of Control Severance Agreement	8-K	000-21184	10.2	12/18/08
10.30	Development Agreement dated as of August 29, 1997 by and between Registrant and the City of Chandler, Arizona	10-Q	000-21184	10.1	2/13/98
10.31	Addendum to Development Agreement by and between Registrant and the City of Tempe, Arizona, dated May 11, 2000	10-K	000-21184	10.14	5/15/01
10.32	Development Agreement dated as of July 17, 1997 by and between Registrant and the City of Tempe, Arizona	10-Q	000-21184	10.2	2/13/98
10.33	Strategic Investment Program Contract dated as of August 15, 2002 by and between Registrant, Multnomah County, Oregon and City of Gresham, Oregon	8-K	000-21184	2.2	8/23/02
21.1	Subsidiaries of Registrant					X
23.1	Consent of Independent Registered Public Accounting Firm					X
24.1	Power of Attorney re: Microchip Technology Incorporated, the Registrant					X
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (the Exchange Act)					X
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (the Exchange Act)					X
32	Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

	*Compensation plans or arrangements in which directors or executive officers are eligible to participate

Annual Report on Form 10-K

Item 8, Item 15(a)(1) and (2), (b) and (c)

_________________________________

INDEX TO FINANCIAL STATEMENTS

CONSOLIDATED FINANCIAL STATEMENTS

EXHIBITS

_________________________________

YEAR ENDED MARCH 31, 2009

MICROCHIP TECHNOLOGY INCORPORATED
AND SUBSIDIARIES

CHANDLER, ARIZONA

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES

i

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Microchip Technology Incorporated and subsidiaries

We have audited the accompanying consolidated balance sheets of Microchip Technology Incorporated and subsidiaries as of March 31, 2009 and 2008, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended March 31, 2009. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (U.S.). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Microchip Technology Incorporated and subsidiaries at March 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 31, 2009, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 and Note 10 to the consolidated financial statements, effective April 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, and changed its method of accounting for uncertain tax positions.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (U.S.), the effectiveness of Microchip Technology Incorporated’s internal control over financial reporting as of March 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 28, 2009 expressed an unqualified opinion thereon.

/s/   Ernst & Young LLP

Phoenix, Arizona
May 28, 2009

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

ASSETS
	March 31,
	2009	2008
Cash and cash equivalents	$446,329	$487,736
Short-term investments	943,616	837,054
Accounts receivable, net	88,525	138,319
Inventories	131,510	124,483
Prepaid expenses	11,447	17,135
Deferred tax assets	69,626	63,261
Other current assets	51,736	49,742
Total current assets	1,742,789	1,717,730

Property, plant and equipment, net	531,687	522,305
Long-term investments	50,826	194,274
Goodwill	36,165	31,886
Intangible assets, net	25,718	11,613
Other assets	34,254	34,499

Total assets	$2,421,439	$2,512,307

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable	$29,228	$39,317
Accrued liabilities	42,486	56,323
Deferred income on shipments to distributors	83,931	95,441
Total current liabilities	155,645	191,081

Junior convertible debentures	1,149,184	1,150,128
Long-term income tax payable	70,051	112,311
Deferred tax liability	51,959	21,460
Other long-term liabilities	3,834	1,104

Stockholders’ equity:

Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued or outstanding.	---	---
Common stock, $0.001 par value; 450,000,000 shares authorized; 218,789,994 shares issued and 182,769,124 shares outstanding at March 31, 2009; 218,789,994 shares issued and 184,338,768 outstanding at March 31, 2008.	183	184
Additional paid-in capital	778,204	793,919
Retained earnings	1,303,437	1,301,275
Accumulated other comprehensive income	4,312	2,508
Common stock held in treasury: 36,020,870 shares at March 31, 2009; and 34,451,226 shares at March 31, 2008.	(1,095,370)	(1,061,663)
Total stockholders’ equity	990,766	1,036,223

Total liabilities and stockholders’ equity	$2,421,439	$2,512,307

See accompanying notes to consolidated financial statements

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

	Year ended March 31,
	2009	2008	2007

Net sales	$903,297	$1,035,737	$1,039,671
Cost of sales (1)	386,793	410,799	414,915
Gross profit	516,504	624,938	624,756

Operating expenses:
Research and development (1)	115,524	120,864	113,698
Selling, general and administrative (1)	161,218	175,646	163,247
Special charges	6,434	26,763	---
	283,176	323,273	276,945

Operating income	233,328	301,665	347,811

Other income (expense):
Interest income	32,545	54,851	58,383
Interest expense	(24,269)	(7,966)	(5,416)
Other, net	(4,354)	2,435	312
Income before income taxes	237,250	350,985	401,090
Income tax (benefit) provision	(11,570)	53,237	44,061
Net income	$248,820	$297,748	$357,029

Basic net income per common share	$1.36	$1.44	$1.66
Diluted net income per common share	$1.33	$1.40	$1.62
Dividends declared per common share	$1.346	$1.205	$0.965
Basic common shares outstanding	183,158	207,220	215,498
Diluted common shares outstanding	186,788	212,048	220,848

(1) Includes share-based compensation expense as follows:
Cost of sales	$5,845	$6,191	$3,255
Research and development	10,866	10,695	9,623
Selling, general and administrative	15,770	15,960	14,501

See accompanying notes to consolidated financial statements

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended March 31,
	2009	2008	2007
Cash flows from operating activities:
Net income	$248,820	$297,748	$357,029
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	96,046	100,076	116,171
Deferred income taxes	22,465	9,562	9,023
Share-based compensation expense related to equity incentive plans	32,481	32,846	27,379
Tax benefit from equity incentive plans	7,584	21,914	22,862
Excess tax benefit from share-based compensation	(6,798)	(21,184)	(22,788)
Convertible debt derivatives – re-valuation and amortization	(944)	128	---
Amortization of junior convertible debenture issuance costs	767	241	---
Gain on sale of assets	(100)	(937)	(364)
Special charges	860	26,763	---
Purchases/sales of trading securities	(73,510)	(12,133)	---
Loss on trading securities	6,332	---	---
Unrealized impairment loss on available-for-sale investments	3,560	2,439	---
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	50,832	(13,760)	14,802
Increase in inventories	(4,110)	(2,902)	(2,663)
(Decrease) increase in deferred income on shipments to distributors	(11,510)	4,078	(8,118)
(Decrease) increase in accounts payable and accrued liabilities	(25,097)	12,080	(75,978)
Change in other assets and liabilities	(39,024)	(9,652)	(7,586)
Net cash provided by operating activities	308,654	447,307	429,769

Cash flows from investing activities:
Purchases of available-for-sale investments	(2,479,175)	(1,857,964)	(1,327,042)
Sales and maturities of available-for-sale investments	2,583,152	1,959,210	943,955
Investment in other assets	(21,600)	(5,012)	(844)
Proceeds from sale of Fab 3	---	27,523	---
Proceeds from sale of assets	166	1,725	1,746
Capital expenditures	(102,370)	(69,827)	(60,039)
Net cash (used in) provided by investing activities	(19,827)	55,655	(442,224)

Cash flows from financing activities:
Payment of cash dividend	(246,658)	(251,959)	(207,898)
Repurchase of common stock	(123,929)	(1,138,040)	---
Proceeds from issuance of junior convertible debentures, net of issuance costs	---	1,127,000	---
Proceeds from sale of common stock	33,555	59,112	68,723
Excess tax benefit from share-based compensation	6,798	21,184	22,788
Payments on short-term borrowings	---	---	(268,954)
Net cash used in financing activities	(330,234)	(182,703)	(385,341)
Net (decrease) increase in cash and cash equivalents	(41,407)	320,259	(397,796)
Cash and cash equivalents at beginning of year	487,736	167,477	565,273
Cash and cash equivalents at end of year	$446,329	$487,736	$167,477

See accompanying notes to consolidated financial statements

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)

	Common Stock and Additional Paid-in Capital		Common Stock Held in Treasury			Accumulated Other Comprehensive Income (Loss)
							Deferred Share-based Compensation		Retained Earnings	Net Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at March 31, 2006	213,614	$639,452	---	$	---	$(13,913)		$(5,705)	$1,106,355	$1,726,189

Components of other comprehensive income:
Net income	---	---	---		---	---		---	357,029	357,029
Net unrealized gains on available-for-sale investments, net of $1,228 of tax	---	---	---		---	6,744		---	---	6,744
Total comprehensive income										363,773
Issuances from equity incentive plans	3,435	57,322	---		---	---		---	---	57,322
Employee stock purchase plan	391	11,401	---		---	---		---	---	11,401
Tax benefit from equity incentive plans	---	22,862	---		---	---		---	---	22,862
Reclassification due to the adoption of SFAS 123R	---	(5,705)	---		---	---		5,705	---	---
Unearned share-based compensation amortization	---	2	---		---	---		---	---	2
Share-based compensation	---	30,717	---		---	---		---	---	30,717
Cash dividend	---	---	---		---	---		---	(207,898)	(207,898)
Balance at March 31, 2007	217,440	756,051	---		---	(7,169)		---	1,255,486	2,004,368

Components of other comprehensive income:
Net income	---	---	---		---	---		---	297,748	297,748
Net unrealized gains on available-for-sale investments, net of $2,293 of tax	---	---	---		---	9,677		---	---	9,677
Total comprehensive income										307,425
Issuances from equity incentive plans	2,983	47,406	---		---	---		---	---	47,406
Employee stock purchase plan	419	11,706	---		---	---		---	---	11,706
Purchase of treasury stock	---	---	36,503		(1,138,040)	---		---	---	(1,138,040)
Treasury stock used for new issuances	(2,052)	(76,377)	(2,052		76,377	---		---	---	---
Tax benefit from equity incentive plans	---	21,914	---		---	---		---	---	21,914
Share-based compensation	---	33,403	---		---	---		---	---	33,403
Cash dividend	---	---	---		---	---		---	(251,959)	(251,959)
Balance at March 31, 2008	218,790	794,103	34,451		(1,061,663)	2,508		---	1,301,275	1,036,223

Components of other comprehensive income:
Net income	---	---	---		---	---		---	248,820	248,820
Net unrealized gains on available-for-sale investments, net of $1,669 of tax	---	---	---		---	1,804		---	---	1,804
Total comprehensive income										250,624
Issuances from equity incentive plans	1,917	22,767	---		---	---		---	---	22,767
Employee stock purchase plan	545	10,788	---		---	---		---	---	10,788
Purchase of treasury stock	---	---	4,032		(123,929)	---		---	---	(123,929)
Treasury stock used for new issuances	(2,462)	(90,222)	(2,462		90,222	---		---	---	---
Tax benefit from equity incentive plans	---	7,584	---		---	---		---	---	7,584
Share-based compensation	---	33,367	---		---	---		---	---	33,367
Cash dividend	---	---	---		---	---		---	(246,658)	(246,658)
Balance at March 31, 2009	218,790	$778,387	36,021		$(1,095,370)	$4,312	$	---	$1,303,437	$990,766

See accompanying notes to consolidated financial statements

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SIGNIFICANT ACCOUNTING POLICIES

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

Revenue Recognition

The Company recognizes revenue when the earnings process is complete, as evidenced by an agreement with the customer, transfer of title as well as fixed pricing and probable collectability.  The Company recognizes revenue from product sales to OEMs upon shipment and records reserves for estimated customer returns.  Distributors worldwide generally have broad price protection and product return rights, so the Company defers revenue recognition until the distributor sells the product to their customer.  Revenue is recognized when the distributor sells the product to their end customer, at which time the sales price becomes fixed or determinable.  Revenue is not recognized upon the Company’s shipment to the distributors since, due to discounts from list price as well as price protection rights, the sales price is not substantially fixed or determinable at that time. At the time of shipment to these distributors, the Company records a trade receivable for the selling price as there is a legally enforceable right to payment, relieves inventory for the carrying value of goods shipped since legal title has passed to the distributor, and records the gross margin in deferred income on shipments to distributors on the consolidated balance sheets.

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

The Company sells the majority of the items in its product catalog to its distributors worldwide at a uniform list price.  However, distributors resell the Company's products to end customers at a very broad range of individually negotiated price points.  The majority of the Company's distributors’ resales require a reduction from the original list price paid.  Often, under these circumstances, the Company remits back to the distributor a portion of their original purchase price after the resale transaction is completed in the form of a credit against the distributors’ outstanding accounts receivable balance.  The credits are on a per unit basis and are not given to the distributor until they provide information regarding the sale to their end customer.  The price reductions vary significantly based on the customer, product, quantity ordered, geographic location and other factors and discounts to a price less than the Company’s cost have historically been rare.  The effect of granting these credits establishes the net selling price from the Company to its distributors for the product and results in the net revenue recognized by the Company when the product is sold by the distributors to their end customers. Thus, a portion of the “deferred income on shipments to distributors” balance represents the amount of distributors’ original purchase price that will be credited back to the distributor in the future.  The wide range and variability of negotiated price concessions granted to distributors does not allow the Company to accurately estimate the portion of the balance in the deferred income on shipments to distributors account that will be credited back to the distributors.  Therefore, the Company does not reduce deferred income on shipments to distributors or accounts receivable by anticipated future price concessions; rather, price concessions are typically recorded against deferred income on shipments to distributors when incurred, which is generally at the time the distributor sells the product.

At March 31, 2009, the Company had approximately $118.2 million of deferred revenue and $34.3 million in deferred cost of sales recognized as $83.9 million of deferred income on shipments to distributors.  At March 31, 2008, the Company had approximately $130.4 million of deferred revenue and $35.0 million of deferred cost of sales recognized as $95.4 million of deferred income on shipments to distributors.  The deferred income on shipments to distributors that will ultimately be recognized in the Company’s income statement will be lower than the amount reflected on the balance sheet due to price credits to be granted to the distributors when the product is sold to their customers.  These price credits historically have resulted in the deferred income approximating the overall gross margins that the Company recognizes in the distribution channel of its business.

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

Product Warranty

The Company generally sells products with a limited warranty related to product quality and a limited indemnification of customers against intellectual property infringement claims related to the Company’s products.  Due to comprehensive product testing, the short time between product shipment and the detection and correction of product failures, and a low historical rate of payments on indemnification claims, the accrual based on historical activity and the related expense were immaterial as of and for fiscal years ended March 31, 2009, 2008 and 2007.

Advertising Costs

The Company expenses all advertising costs as incurred.  Advertising costs were immaterial for the fiscal years ended March 31, 2009, 2008 and 2007.

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

Foreign Currency Translation and Forward Contracts

The Company’s foreign subsidiaries are considered to be extensions of the U.S. Company and any translation gains and losses related to these subsidiaries are included in other income (expense) in the consolidated statements of income.  As the U.S. dollar is utilized as the functional currency, gains and losses resulting from foreign currency transactions (transactions denominated in a currency other than the subsidiaries’ functional currency) are also included in income.  Gains and losses associated with currency rate changes on forward contracts are recorded currently in income.  These gains and losses have been immaterial to the Company’s financial statements.

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

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement 109.  FIN 48 establishes a single model to address accounting for uncertain tax positions.  FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements.  FIN 48 also provides guidance on de-recognition, measurement classification, interest and penalties, accounting in interim periods, disclosure and transition.  The Company adopted FIN 48 on April 1, 2007, and did not recognize any cumulative-effect adjustment associated with its unrecognized tax benefits, interest, and penalties.

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

The Company’s trading securities consist of strategic investments in shares of publicly traded common stock and restricted cash representing cash collateral for put options the Company has written on some of its trading securities.  See further discussion in Note 4.  The Company’s investments in trading securities are carried at fair value with unrealized gains and losses reported in other, net in the consolidated statements of income.

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

The Company includes within short-term investments its trading securities, as well as its income yielding available-for-sale securities that can be readily converted to cash and includes within long-term investments those income yielding available-for-sale securities with maturities of over one year that have unrealized losses attributable to them. The Company has both the intent and the ability to hold its long-term investments until such time as these assets are no longer impaired.  Such recovery is not expected to occur within the next year.

Due to the lack of availability of observable market quotes on certain of the Company’s investment portfolio of ARS, it utilizes valuation models including those that are based on expected cash flow streams and collateral values, including assessments of counterparty credit quality, default risk underlying the security, discount rates and overall capital market liquidity.  The valuation of the Company’s ARS investment portfolio is subject to uncertainties that are difficult to predict.  Factors that may impact the Company’s ARS valuation include changes to credit ratings of the securities as well as to the underlying assets supporting those securities, rates of default of the underlying assets, underlying collateral value, discount rates, counterparty risk, the ongoing strength and quality of the credit market, and market liquidity.

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

The Company considers the embedded features related to the contingent interest payments, over-allotment option, and the Company’s ability to make specific types of distributions (e.g., extraordinary dividends) to qualify as derivatives and bundles them as a compound embedded derivative under SFAS No. 133.  The fair value of the derivative at the date of issuance of the debentures is accounted for as a discount on the debentures.  The over-allotment feature which was revalued on the date of exercise is accounted for as a premium on the debentures.  The debt discount and the debt premium are being accreted to the face value of the debentures as interest expense, net, over the maturity period of the debentures.  Any change in the fair value of this embedded derivative is recognized as an unrealized gain or loss in other income (expense) in the consolidated statements of income.

Litigation

The Company’s estimated range of liability related to pending litigation is based on claims for which management believes a loss is probable and it can estimate the amount or range of loss.  Because of the uncertainties related to both the outcome and range of any potential losses on the pending litigation, the Company is unable to make a reasonable estimate of the liability that could result from an unfavorable outcome.  As additional information becomes available, the Company will assess the potential liability related to its pending litigation and revise its estimates, if necessary.

Goodwill

Goodwill is recorded when the purchase price paid for an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired.  The Company is required to perform an annual impairment review, and more frequently under certain circumstances. The goodwill is subjected to this test during the fourth quarter of the Company’s fiscal year.  The Company engages primarily in the design, development, manufacture and marketing of semiconductor products and, as a result, the Company concluded there is one reporting unit.  The impairment review process compares the fair value of the reporting unit to its carrying value.  If the Company determines through the impairment process that goodwill has been impaired, the Company will record the impairment charge in its results of operation.  As of March 31, 2009, there was no impairment charge related to goodwill.

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

Determining the appropriate fair-value model and calculating the fair value of share-based awards at the date of grant requires judgment.  The fair value of RSUs is based on the fair market value of the Company’s common stock on the date of grant discounted for expected future dividends.  The Company uses the Black-Scholes option pricing model to estimate the fair value of employee stock options and rights to purchase shares under stock participation plans, consistent with the provisions of SFAS No. 123R.  Option pricing models, including the Black-Scholes model, also require the use of input assumptions, including expected volatility, expected life, expected dividend rate, and expected risk-free rate of return.  The Company uses a blend of historical and implied volatility based on options freely traded in the open market as it believes this is more reflective of market conditions and a better indicator of expected volatility than using purely historical volatility.  The expected life of the awards is based on historical and other economic data trended into the future.  The risk-free interest rate assumption is based on observed interest rates appropriate for the expected terms of the Company’s awards.  The dividend yield assumption is based on the Company’s history and expectation of future dividend payouts.  SFAS No. 123R requires the Company to develop an estimate of the number of share-based awards which will be forfeited due to employee turnover.  Quarterly changes in the estimated forfeiture rate would affect share-based compensation, as the effect of adjusting the rate for all expense amortization after April 1, 2006 is recognized in the period the forfeiture estimate is changed.  If the actual forfeiture rate is higher than the estimated forfeiture rate, then an adjustment is made to increase the estimated forfeiture rate, which will result in a decrease to the expense recognized in the financial statements.  If the actual forfeiture rate is lower than the estimated forfeiture rate, then an adjustment is made to decrease the estimated forfeiture rate, which will result in an increase to the expense recognized in the financial statements.  If forfeiture adjustments are made, they would affect the Company’s results of operations.  The effect of forfeiture adjustments in the year ended March 31, 2009, 2008 and 2007 was immaterial.

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of investments in debt securities and trade receivables.  Investments in debt securities with original maturities of greater than six months consist primarily of AAA rated financial instruments and counterparties.  The Company’s investments are primarily in direct obligations of the U.S. government or its agencies and in municipal bonds.

Concentrations of credit risk with respect to accounts receivable are generally not significant due to the diversity of the Company’s customers and geographic sales areas.  The Company had one distributor that accounted for 10% or more of its net sales in the year ended March 31, 2009.  The Company sells its products primarily to OEMs and distributors in the Americas, Europe and Asia.  The Company performs ongoing credit evaluations of its customers’ financial condition and, as deemed necessary, may require collateral, primarily letters of credit.  No single end customer accounted for 10% or more of the Company’s net sales or accounts receivable balances during the years ended March 31, 2009, 2008 and 2007.  See Note 17, Geographic Information, for additional information on the Company’s largest distributors.

Distributor advances, included in deferred income on shipments to distributors in the consolidated balance sheets, totaled $37.6 million at March 31, 2009 and $36.4 million at March 31, 2008.  On sales to distributors, the Company's payment terms generally require the distributor to settle amounts owed to the Company for an amount in excess of their ultimate cost.  The Company’s sales price to its distributors may be higher than the amount that the distributors will ultimately owe the Company because distributors often negotiate price reductions after purchasing the product from the Company and such reductions are often significant.  It is the Company’s practice to apply these negotiated price discounts to future purchases, requiring the distributor to settle receivable balances, on a current basis, generally within 30 days, for amounts originally invoiced.  This practice has an adverse impact on the working capital of the Company’s distributors.  As such, the Company has entered into agreements with certain distributors whereby it advances cash to the distributors to reduce the distributor’s working capital requirements.  These advances are reconciled at least on a quarterly basis and are estimated based on the amount of ending inventory as reported by the distributor multiplied by a negotiated percentage.  Such advances have no impact on revenue recognition or the Company’s consolidated statements of income.  The Company processes discounts taken by distributors against its deferred income on shipments to distributors’ balance and trues-up the advanced amounts generally after the end of each completed fiscal quarter.  The terms of these advances are set forth in binding legal agreements and are unsecured, bear no interest on unsettled balances and are due upon demand.  The agreements governing these advances can be cancelled by the Company at any time.

Use of Estimates

The Company has made a number of estimates and assumptions relating to the reporting of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities to prepare its consolidated financial statements in conformity with U.S. Generally Accepted Accounting Principles.  Actual results could differ from those estimates.

Recently Issued Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (SFAS No. 141R). SFAS No. 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS No. 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. In April 2009, the FASB issued FSP FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (FSP FAS 141R-1). FSP FAS 141R-1 amends and clarifies SFAS No. 141R to address application issues on initial recognition and measurement, subsequent measurement and accounting and disclosure of assets and liabilities arising from contingencies in a business combination.  SFAS No. 141R and FSP FAS 141R-1 are effective for fiscal years beginning after December 15, 2008, and will be adopted by the Company in the first quarter of fiscal 2010.  Because the majority of the provisions of SFAS No. 141R and FSP FAS 141R-1 are applicable to future transactions, the Company does not believe the adoption of SFAS No. 141R and FSP FAS 141R-1 will have an impact on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51 (SFAS No. 160).  SFAS No. 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent's ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  SFAS No. 160 is effective for fiscal years beginning after December 15, 2008, and will be adopted by the Company in the first quarter of fiscal 2010.  The Company is currently evaluating the potential impact, if any, the adoption of SFAS No. 160 will have an impact on the Company's consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (SFAS No. 161).  The standard requires additional quantitative disclosures (provided in tabular form) and qualitative disclosures for derivative instruments.  The required disclosures include how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows; relative volume of derivative activity; the objectives and strategies for using derivative instruments; the accounting treatment for those derivative instruments formally designated as the hedging instrument in a hedge relationship; and the existence and nature of credit-related contingent features for derivatives.  SFAS No. 161 was effective for the Company beginning January 1, 2009.  SFAS No. 161 did not change the accounting treatment for derivative instruments and as such, the adoption of SFAS No. 161 did not have a material impact on its consolidated financial statements.

In May 2008, the FASB released FSP APB 14-1,  Accounting For Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement) (FSP APB 14-1) that alters the accounting treatment for convertible debt instruments that allow for either mandatory or optional cash settlements.  FSP APB 14-1 will impact the accounting associated with the Company’s $1.15 billion junior subordinated convertible debentures.  FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods, and will require the Company to recognize additional (non-cash) interest expense based on the market rate for similar debt instruments without the conversion feature.  Furthermore, FSP APB 14-1 would require the Company to recognize additional interest expense in prior periods pursuant to retrospective accounting treatment.  FSP APB 14-1 will have no impact on the Company’s actual past or future cash flows.  This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and will be adopted by the Company on April 1, 2009.  The Company is currently evaluating the mafnitude of the impact of adoption of FSP APB 14-1 on its consolidated financial statements.

In June 2008, the EITF issued EITF 07-05, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity's Own Stock (EITF No. 07-05). EITF No. 07-05 clarifies the determination of whether an instrument (or an embedded feature) is indexed to an entity's own stock, which would qualify as a scope exception under SFAS 133, Accounting for Derivative Instruments and Hedging Activities. EITF No. 07-05 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and is effective for the Company beginning in fiscal 2010. Early adoption for an existing instrument is not permitted. The Company is currently evaluating the impact the adoption of EITF No. 07-05 will have on its consolidated financial statements.

In November 2008, the FASB ratified EITF Issue No. 08-7, Accounting for Defensive Intangible Assets (EITF No. 08-7). EITF No. 08-7 applies to defensive intangible assets, which are acquired intangible assets that the acquirer does not intend to actively use but intends to hold to prevent its competitors from obtaining access to them. As these assets are separately identifiable, EITF No. 08-7 requires an acquiring entity to account for defensive intangible assets as a separate unit of accounting. Defensive intangible assets must be recognized at fair value in accordance with SFAS No. 141(R) and SFAS No. 157. EITF No. 08-7 is effective for the Company beginning in fiscal 2010. Because EITF No. 08-7 is applicable to future transactions, the Company does not believe the adoption of EITF No. 08-7 will have an impact on its consolidated financial statements.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. This FSP changes existing guidance for determining whether an impairment of debt securities is other than temporary. The FSP requires other than temporary impairments to be separated into the amount representing the decrease in cash flows expected to be collected from a security (referred to as credit losses) which is recognized in earnings and the amount related to other factors which is recognized in other comprehensive income. This noncredit loss component of the impairment may only be classified in other comprehensive income if the holder of the security concludes that it does not intend to sell and it will not more likely than not be required to sell the security before it recovers its value. If these conditions are not met, the noncredit loss must also be recognized in earnings. When adopting the FSP, an entity is required to record a cumulative effect adjustment as of the beginning of the period of adoption to reclassify the noncredit component of a previously recognized other than temporary impairment from retained earnings to accumulated other comprehensive income. FSP FAS 115-2 and FAS 124-2 is effective for interim and annual periods ending after June 15, 2009.  The Company is currently evaluating the requirements of the FSP and has not yet determined the impact on its consolidated financial statements.

In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. This FSP provides additional guidance on estimating fair value when the volume and level of activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability. The FSP also provides additional guidance on circumstances that may indicate that a transaction is not orderly. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009.  The Company does not believe the adoption of this FSP will materially impact its consolidated financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosure about Fair Value of Financial Instruments (FSP FAS 107-1 and APB 28-1). FSP FAS 107-1 and APB 28-1 amend SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. The FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. FSP FAS 107-1 and APB 28-1 is effective for interim reporting periods ending after June 15, 2009.  The Company is currently evaluating the potential impact, if any, of the adoption of FSP FAS 107-1 and APB 28-1 on its consolidated financial statements.

2.           BUSINESS ACQUISITIONS

During the year ended March 31, 2009, the Company made several immaterial business acquisitions which were accounted for under the purchase method of accounting. Total consideration paid for these business acquisitions was approximately $19.9 million. The combined purchase price of the acquisitions resulted in purchased intangible assets of approximately $15.1 million and goodwill of approximately $4.3 million. The purchased intangible assets (other than goodwill) are being amortized over an average period of seven years. One of the acquisitions has an earn-out payment associated with it based on the operating performance of the acquired business for the twelve-month period ending September 30, 2010. The initial purchase price of this acquisition was less than the fair value of the acquired net assets, and as a result, the Company recorded negative goodwill totaling $2.2 million, which is recorded in other long-term liabilities in the consolidated balance sheet.

3.	SPECIAL CHARGES

Patent Portfolio License

The Company entered into a patent portfolio license effective March 31, 2009 with an unrelated third-party that covers both issued patents and patent applications and settled alleged infringement claims.  The total payment made to the third-party was $8.25 million, $4.0 million of which was expensed in the fourth quarter of fiscal 2009 and the remaining $4.25 million was recorded as a prepaid royalty that will be amortized over the estimated 20-year remaining life of the patents.

Expenses Associated with the Abandonment of the Atmel Acquisition

On October 2, 2008, the Company and ON Semiconductor Corporation announced that they had sent a proposal to the Board of Directors of Atmel Corporation to acquire Atmel for $5.00 per share in cash or a total of approximately $2.3 billion.  On October 29, 2008, Atmel announced that its Board of Directors had determined that the unsolicited proposal was inadequate.  On December 15, 2008, the Company delivered a written notification to Atmel regarding a proposed alternate slate of directors to be elected at Atmel’s 2009 annual meeting.  On February 10, 2009, the Company announced its termination of its consideration of a potential transaction with Atmel in light of the economic uncertainty and the lack of visibility with respect to Atmel’s business not allowing the Company to put a value on Atmel.  In the fourth quarter of fiscal 2009, the Company expensed $1.6 million of various costs associated with the terminated proposal.

In-Process Research and Development

During the third quarter of fiscal 2009, the Company completed its acquisition of Hampshire Company, a leader in the large format touch screen controller market.  As a result of the acquisition, the Company incurred a $0.5 million in-process research and development charge in the third quarter of fiscal 2009.

During the fourth quarter of fiscal 2009, the Company completed the acquisition of HI-TECH Software, a provider of software development tools and compilers. As a result of the acquisition, the Company incurred a $0.2 million in-process research and development charge in the fourth quarter of fiscal 2009.

During the fourth quarter of fiscal 2009, the Company completed its acquisition of R&E International, a leader in developing innovative integrated circuits for smoke and carbon monoxide detectors and other life-safety systems.  As a result of the acquisition, the Company incurred a $0.2 million in-process research and development charge in the fourth quarter of fiscal 2009.

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

4.	INVESTMENTS

The Company’s investments are intended to establish a high-quality portfolio that preserves principal, meets liquidity needs, avoids inappropriate concentrations, and delivers an appropriate yield in relationship to the Company’s investment guidelines and market conditions.  The following is a summary of available-for-sale and trading securities at March 31, 2009 (amounts in thousands):

	Available-for-sale Securities
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses		Estimated Fair Value
Government agency bonds	$469,815	$960	$	---	$470,775
Municipal bonds	356,520	6,159		---	362,679
ARS	18,901	---		---	18,901
Corporate bonds	20,000	---		430	19,570
	$865,236	$7,119		$430	$871,925

	Trading Securities
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Marketable equity securities	$85,482	$550	$6,482	$79,550
Restricted cash	11,042	---	---	11,042
ARS	27,899	--	---	27,899
Put option on ARS	4,026	---	---	4,026
	$128,449	$550	$6,482	$122,517

At March 31, 2009, the Company’s available-for-sale and trading securities are presented in the consolidated balance sheets as short-term investments of $943.6 million and long-term investments of $50.8 million.

The $79.5 million in marketable securities listed above relates to strategic investments in publicly traded companies.  The Company has classified the shares owned in these companies as trading securities.  During the year ended March 31, 2009, the Company recognized a net unrealized loss in earnings of $5.4 million on these trading securities.  During the year ended March 31, 2009, the Company had a realized loss of $0.4 million on trading securities that it sold.  The Company also has cash on deposit of $11.0 million, held by a broker as cash collateral for put options the Company has written on some of its trading securities.  This amount is shown as restricted cash in the table above.  The Company recorded the value received at the date the puts were written within other current liabilities.  The Company records the change in the fair value of the puts in other income (expense) in the consolidated statements of income at each reporting date.  At March 31, 2009, the fair value of the puts of $1.9 million was recorded in other current liabilities.  These put options have final maturities ranging from April 2009 through January 2010.  If the price of the common stock underlying the puts falls below the strike price of the puts at any time prior to the maturity date, the Company can be required to make an additional investment at the designated strike price of the puts.

At March 31, 2009, $46.8 million of the Company’s investment portfolio was invested in ARS.  With the continuing liquidity issues in the global credit and capital markets, the Company’s ARS have experienced multiple failed auctions.  In September 2007 and February 2008, auctions for $24.9 million and $34.8 million, respectively, of the original purchase value of the Company’s investments in ARS first failed.  While the Company continues to earn interest on these investments based on a pre-determined formula with spreads tied to particular interest rate indices, the estimated market value for these ARS no longer approximates the original purchase value.

At March 31, 2009, the $24.9 million of ARS that failed during September 2007 carried ratings between A and B by Standard & Poors compared to ratings between AAA and AA at March 31, 2008.  All but $2.5 million of the securities possesses credit enhancement in the form of insurance for principal and interest.  The underlying characteristics of $22.4 million of these ARS relate to servicing statutory requirements in the life insurance industry and $2.5 million relate to a specialty finance company whose counterparty rating was downgraded to Baa1 by Moody’s during December 2008.  Moody’s also downgraded the $2.5 million specialty finance company issue to Caa3 during December 2008.  Additionally, Moody’s downgraded $7.5 million of the $22.4 million of ARS related to servicing statutory requirements in the life insurance industry from Aa3 to Baa1 during the quarter ending December 31, 2008.  During the first week of January 2009, Moody’s downgraded other issues from the same issuer of the $7.5 million ARS, which the Company does not own, to D, and simultaneously cited their expectation that the series owned by the Company would have interest payment shortfalls, but that any shortfalls would be paid by the insurer and the ratings on the notes would then become based on the rating of the insurer.  The issuer announced a default as expected in early January 2009 and interest has continuously been paid by the insurer and posted to the Company's account since that time.  All rating change actions have been factored into the fair value estimates for the period ending March 31, 2009.

The $24.9 million in failed auctions have continued to fail through the filing date of this report.  As a result, the Company will not be able to access such funds until a future auction on these investments is successful.  The fair value of the failed ARS has been estimated based on market information and estimates determined by management and could change significantly based on market conditions.  Based on the estimated values, the Company concluded these investments were other than temporarily impaired and recognized an impairment charge on these investments of $2.4 million during fiscal 2008 and $3.6 million during fiscal 2009.  If the issuers are unable to successfully close future auctions or if their credit ratings deteriorate further, the Company may be required to further adjust the carrying value of the investments through an additional impairment charge to earnings.

The $34.8 million of ARS that failed during February 2008 are investments in student loan-backed ARS.  Approximately $0.2 million, $1.7 million, and $1.0 million of these ARS were redeemed at par by the issuers during the first, second, and third quarters of fiscal 2009, respectively, reducing the Company's overall position to $31.9 million.  Based upon the Company’s evaluation of available information, it believes these investments are of high credit quality, as all of the investments carry AAA credit ratings by one or more of the major credit rating agencies and are largely backed by the federal government (Federal Family Education Loan Program).  The fair value of the failed ARS has been estimated based on market information and estimates determined by management and could change significantly based on market conditions.  The Company continues to monitor the market for ARS and consider its impact, if any, on the fair market value of its investments.  If the market conditions deteriorate further, the Company may be required to record additional impairment charges.  In November 2008, the Company executed an ARS rights agreement (the Rights) with the broker through which the Company purchased the $31.9 million in ARS that provides (1) the Company with the right to put these ARS back to the broker at par anytime during the period from June 30, 2010 through July 2, 2012, and (2) the broker with the right to purchase or sell the ARS at par on the Company’s behalf anytime through July 2, 2012.  The Company accounted for the acceptance of the Rights as the receipt of a put option for no consideration and recognized a gain with a corresponding recognition as a long-term investment.  The Company elected to measure the Rights under the fair value option of SFAS No. 159 and will record changes in the fair value of the Rights in earnings.  The Company simultaneously recognized an other-than-temporary impairment loss of $5.5 million as the Company no longer intends to hold these ARS until the fair value recovers, which was recorded in other comprehensive loss in prior quarters.  The Company reclassified the ARS from available-for-sale to trading securities and future changes in fair value are being recorded in earnings.  During the fourth quarter of fiscal 2009, the Company estimated the fair value of the ARS increased by $1.5 million offset by a change in the fair value of the related Rights of $1.5 million, with no net impact to its income statement.  The Company expects any future changes in the fair value of the ARS to continue to be largely offset by changes in the fair value of the related Rights without any significant net impact to its income statement.  The Company will continue to measure the ARS and the Rights at fair value (utilizing Level 3 inputs) until the earlier of its maturity or exercise. The Company intends and has the ability to hold these ARS until the market recovers, or as it relates to $27.9 million of these auction rates, until June 30, 2010 when the Company has the right to sell the auction rates at par to the broker.  The Company does not anticipate having to sell these securities to fund the operations of its business.  The Company believes that, based on its current unrestricted cash, cash equivalents and short-term investment balances, the current lack of liquidity in the credit and capital markets will not have a material impact on its liquidity, cash flow or ability to fund its operations.

At March 31, 2009, the Company evaluated its investment portfolio, and noted unrealized losses of $0.4 million were due to fluctuations in interest rates and credit market conditions.  Management does not believe any of the unrealized losses represent other-than-temporary impairment based on its evaluation of available evidence as of March 31, 2009.  The Company’s intent is to hold these investments to such time as these assets are no longer impaired.  For those investments not scheduled to mature until after March 31, 2010, such recovery is not anticipated to occur in the next year and these investments have been classified as long-term investments in the Company's consolidated balance sheets.

The amortized cost and estimated fair value of the available-for-sale securities at March 31, 2009, by maturity, are shown below (amounts in thousands).  Expected maturities can differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties, and the Company views its available-for-sale securities as available for current operations.

	Available-for-sale Securities
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale
Due in one year or less	$350,469	$2,694	$430	$352,733
Due after one year and through five years	495,866	4,425	---	500,291
Due after five years and through ten years	---	---	---	---
Due after ten years	18,901	---	---	18,901
	$865,236	$7,119	$430	$871,925

The following is a summary of available-for-sale securities at March 31, 2008 (amounts in thousands):

	Available-for-sale Securities
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses		Estimated Fair Value
Government agency bonds	$397,708	$1,933	$	---	$399,641
ARS	57,236	---		1,095	56,141
Municipal bonds	463,531	2,877		395	466,013
Corporate bonds	80,000	---		102	79,898
	$998,475	$4,810		$1,592	$1,001,693

At March 31, 2008, short-term investments consisted of $837.0 million and long-term investments consisted of $194.3 million.

During the years ended March 31, 2009 and March 31, 2008, the Company had gross realized gains or sales on sales of available-for-sale securities of $0.5 million and $0, respectively.

5.           ACCOUNTS RECEIVABLE

Accounts receivable consists of the following (amounts in thousands):

	March 31,
	2009	2008
Trade accounts receivable	$91,325	$140,966
Other	376	505
	91,701	141,741
Less allowance for doubtful accounts	3,176	3,152
	$88,525	$138,319

6.           INVENTORIES

Inventories consist of the following (amounts in thousands):

	March 31,
	2009	2008
Raw materials	$3,693	$4,205
Work in process	114,676	95,973
Finished goods	13,141	24,305
	$131,510	$124,483

7.           FAIR VALUE MEASUREMENTS

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

Level 2 – Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3 – Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Assets and liabilities measured at fair value on a recurring basis at March 31, 2009 are as follows (amounts in thousands):

	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)		Total Balance
Assets
Money market fund deposits	$282,347	$	---	$	---	$282,347
Deposit accounts	---		175,024		---	175,024
Government agency bonds	---		470,775		---	470,775
Municipal bonds	---		362,679		---	362,679
ARS	---		---		46,800	46,800
Put option on ARS	---		---		4,026	4,026
Corporate bonds	---		19,570		---	19,570
Marketable securities	79,550		---		---	79,550
Total assets measured at fair value	$361,897		$1,028,048		$50,826	$1,440,771

Liabilities
Put options on publicly traded common stock	$1,889	$	---	$	---	$1,889
Total liabilities measured at fair value	$1,889	$	---	$	---	$1,889

For Level 3 valuations, the Company estimated the fair value of these ARS based on the following: (i) the underlying structure of each security; (ii) the present value of future principal and interest payments discounted at rates considered to reflect current market conditions; (iii) consideration of the probabilities of default, auction failure, or repurchase at par for each period; and (iv) estimates of the recovery rates in the event of default for each security.  The Company estimated the value of the put option on the ARS by evaluating the estimated cash flows before and after the receipt of the put option, discounted at rates reflecting the likelihood of default and lack of liquidity, or in the case of the payment of the par value to be paid by the broker at exercise of the put option, the counterparty credit risk.  The estimated fair values that are categorized as Level 3 as well as the put options on publicly traded public stock could change significantly based on future market conditions. Refer to Note 4 for further discussion of the Company’s investments in ARS.

The following table presents a reconciliation for all assets and liabilities measured at fair value on a recurring basis, excluding accrued interest components, using significant unobservable inputs (Level 3) for the year ended March 31, 2009 as follows (amounts in thousands):

Year Ended March 31, 2009
Balance at March 31, 2008	$56,141
Securities redeemed at par	(2,850)
Unrealized gains recorded to other comprehensive income	1,095
Recognition of put option on ARS	5,492
Impairment losses included in other, net due to change in ability and intent to hold student loan ARS	(5,492)
Impairment losses included in other, net	(3,560)
Balance at March 31, 2009	$50,826

Assets and liabilities measured at fair value on a recurring basis are presented/classified in the consolidated balance sheets at March 31, 2009 as follows (amounts in thousands):

	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)		Total Balance
Assets
Cash and cash equivalents	$282,347		$163,982	$	---	$446,329
Short-term investments	79,550		864,066		---	943,616
Long-term investments	---		---		50,826	50,826
Total assets measured at fair value	$361,897		$1,028,048		$50,826	$1,440,771

Liabilities
Accrued liabilities	$1,889	$	---	$	---	$1,889
Total liabilities measured at fair value	$1,889	$	---	$	---	$1,889

8.           PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following (amounts in thousands):

	March 31,
	2009	2008
Land	$39,671	$39,764
Building and building improvements	334,717	330,519
Machinery and equipment	1,148,588	1,100,759
Projects in process	114,478	78,073
	1,637,454	1,549,115
Less accumulated depreciation and amortization	1,105,767	1,026,810
	$531,687	$522,305

Depreciation expense attributed to property, plant and equipment was $93.3 million, $98.2 million and $114.3 million for the years ending March 31, 2009, 2008 and 2007, respectively.

9.           INTANGIBLE ASSETS

Intangible assets consist of the following (amounts in thousands):

	March 31, 2009
	Gross Amount	Accumulated Amortization	Net Amount
Developed technology	$38,419	$(14,805)	$23,614
Distribution rights	5,236	(3,132)	2,104
	$43,655	$(17,937)	$25,718

	March 31, 2008
	Gross Amount	Accumulated Amortization	Net Amount
Developed technology	$21,582	$(12,605)	$8,977
Distribution rights	5,236	(2,600)	2,636
	$26,818	$(15,205)	$11,613

The Company amortizes intangible assets over their expected useful lives, which range between 1 and 10 years. In fiscal 2009, the Company acquired $16.8 million of developed technology, which has a weighted average amortization period of 7.0 years.  The following is an expected amortization schedule for the intangible assets for the fiscal years March 31, 2010 through March 31, 2014, absent any future acquisitions or impairment charges (amounts in thousands):

Year Ending March 31,	Projected Amortization Expense
2010	$ 4,248
2011	4,259
2012	4,281
2013	4,253
2014	3,601

Amortization expense attributed to intangible assets was $2.7 million, $1.9 million, and $1.9 million for the years ending March 31, 2009, 2008 and 2007, respectively.  The Company did not record any impairment losses in the years ended March 31, 2009, 2008 and 2007 associated with the intangible assets acquired.

10.           INCOME TAXES

The Company is subject to income taxes in the U.S. and numerous foreign jurisdictions.  The Company files U.S. federal, U.S. state, and foreign income tax returns.  For U.S. federal, and in general for U.S. state tax returns, the fiscal 2002 through fiscal 2004 and fiscal 2006 through fiscal 2008 tax years remain open for examination by tax authorities.  For foreign tax returns, the Company is generally no longer subject to income tax examinations for years prior to fiscal 2002.

Significant judgment is required in evaluating its uncertain tax positions and determining its provision for income taxes.  Although the Company believes that it has adequately reserved for its uncertain tax positions, no assurance can be given that the final tax outcome of these matters will not be different.  The Company will adjust these reserves in light of changing facts and circumstances, such as the closing of a tax audit, the refinement of an estimate, the closing of a statutory audit period or changes in applicable tax law.  To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will impact the provision for income taxes in the period in which such determination is made.  The provision for income taxes includes the impact of reserve provisions and changes to the reserves that are considered appropriate, as well as related net interest.

The Company recognizes liabilities for anticipated tax audit issues in the U.S. and other domestic and international tax jurisdictions based on its estimate of whether, and the extent to which, additional tax payments are more likely than not.  The Company believes it maintains appropriate reserves to offset potential income tax liabilities that may arise upon final resolution of matters for open tax years.  The U.S. Internal Revenue Service (IRS) is currently auditing the Company’s fiscal years ended March 31, 2002, 2003, 2004, 2006, 2007 and 2008.  The Company believes that it has appropriate support for the income tax positions taken and to be taken on its tax returns and that its accruals for tax liabilities are appropriate for all open years based on an assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter.  If such amounts ultimately prove to be unnecessary, the resulting reversal of such reserves would result in tax benefits being recorded in the period the reserves are no longer deemed necessary.  If such assessments ultimately prove to be greater than anticipated, a future charge to expense would be recorded in the period in which the assessment is determined.  Timing of the resolution and/or closure on audits is highly uncertain; however, the Company believes that it is reasonably possible that the unrecognized tax benefits could significantly change within the next 12 months as the result of a tax examination closure.  This settlement could have a significant impact on the unrecognized tax benefit; however the Company is not currently able to quantify the amount of such change.

The following table summarizes the activity related to the Company’s gross unrecognized tax benefits from April 1, 2008 to March 31, 2009 (amounts in thousands):

Balance as of April 1, 2008	$112,311
Decreases related to prior year tax positions	(49,967)
Increases related to current year tax positions	7,584
Increases related to prior year tax positions	123
Balance as of March 31, 2009	$70,051

As of March 31, 2009, the Company had accrued approximately $1.7 million related to the potential payment of interest on the Company's uncertain tax positions, net of interest receivable on tax overpayments.  Interest was included in the provision for income taxes.  The Company has not accrued any penalties related to its uncertain tax positions as the Company believes that it is more likely than not that there will not be any assessments of penalties.

The income tax (benefit) provision consists of the following (amounts in thousands):

	Year Ended March 31,
	2009	2008	2007
Current (benefit) expense:
Federal	$(38,836)	$31,202	$24,334
State	(3,888)	3,124	2,437
Foreign	8,689	9,350	8,267
Total current	(34,035)	43,676	35,038

Deferred expense (benefit):
Federal	21,238	7,336	10,005
State	2,126	734	1,001
Foreign	(899)	1,491	(1,983)
Total deferred	22,465	9,561	9,023
	$(11,570)	$53,237	$44,061

The tax benefit associated with the Company’s equity incentive plans reduced taxes currently payable by $7.6 million, $21.9 million and $22.9 million for the years ended March 31, 2009, 2008 and 2007, respectively.  These amounts were credited to additional paid-in capital in each of the three fiscal years.

The provision for income taxes differs from the amount computed by applying the statutory federal tax rate to income before income taxes.  The sources and tax effects of the differences in the total income tax (benefit) provision are as follows (amounts in thousands):

	Year Ended March 31,
	2009	2008	2007
Computed expected income tax provision	$83,038	$122,845	$140,382
State income taxes, net of federal benefits	1,476	2,727	5,103
Domestic production activities/foreign export sales benefit	---	(257)	(658)
Research and development tax credits	(2,732)	(2,625)	(3,573)
Foreign income taxed at lower than the federal rate	(43,505)	(58,489)	(44,993)
Tax benefit from IRS settlement	(16,880)	---	(52,200)
Release of tax reserves	(32,967)	(10,964)	---
	$(11,570)	$53,237	$44,061

Pretax income from foreign operations was $195.1 million, $273.1 million and $255.3 million for the years ended March 31, 2009, 2008 and 2007, respectively.  Unremitted foreign earnings that are considered to be permanently invested outside the U.S., and on which no deferred taxes have been provided, amounted to approximately $1,054.9 million at March 31, 2009.  Should the Company elect in the future to repatriate a portion of the foreign earnings so invested, the Company would incur income tax expense on such repatriation, net of any available deductions and foreign tax credits.  This would result in additional income tax expense beyond the computed effective tax rate in such periods.

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

During the year ended March 31, 2009, the Company settled an IRS examination of fiscal 2005 which resulted in a one-time tax benefit of $16.9 million.  Also during fiscal 2009, the IRS issued revised Treasury Regulations that provided a clarification of the tax treatment of certain items that the Company had previously established a tax accrual for, and as a result, the Company recognized a $33.0 million tax benefit. The tax reserve releases are reflected as separate line items in the rate reconciliation table above.  These tax benefits decreased the Company’s effective tax rate by 21.0 percentage points to an effective tax benefit of 4.9%

During the year ended March 31, 2008, the Company realized a U.S. tax benefit of $10.3 million as a result of the sale of Fab 3 and realized a tax benefit of $11.0 million as the result of the release of previously established tax reserves consisting of approximately $5.7 million related to the resolution of a foreign tax matter in the third quarter of fiscal 2008, $4.5 million related to the release of tax reserves for certain international tax exposures in the fourth quarter of fiscal 2008 and approximately $0.8 million related to accrued interest and other reserve matters.  The tax reserve releases are reflected as a separate line in the rate reconciliation table above.  These tax benefits decreased the Company’s effective tax rate for fiscal 2008 by approximately 4.4 percentage points to 15.2%.

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

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows (amounts in thousands):

	March 31,
	2009	2008
Deferred tax assets:
Deferred intercompany profit	$10,048	$8,733
Deferred income on shipments to distributors	20,596	23,040
Inventory valuation	2,548	1,110
Net operating loss carryforward	3,079	2,864
Share-based compensation	23,938	18,627
Accrued expenses and other	9,417	8,888
Gross deferred tax assets	69,626	63,262
Deferred tax liabilities:
Property, plant and equipment, principally due to differences in depreciation	(7,997)	(11,277)
Junior convertible debentures	(41,532)	(9,089)
Other	(2,430)	(1,095)
Gross deferred tax liability	(51,959)	(21,461)
Net deferred tax asset	$17,667	$41,801

Management believes that the Company’s results of future operations will generate sufficient taxable income such that it is “more likely than not” that the deferred tax assets will be realized.

At March 31, 2009, the Company had a net operating loss carryforward for federal income tax purposes of approximately $7.4 million, which begins to expire in varying amounts in the years 2020 through 2022.  The net operating loss carryforward is attributable to the acquisition of PowerSmart in fiscal 2003.  An analysis of the annual limitation on the utilization of the PowerSmart net operating losses was performed in accordance with Internal Revenue Code Section 382.  It was determined that Section 382 will not limit the use of the PowerSmart net operating losses in full over the carryover period.

The Company’s Thailand manufacturing operations currently benefit from numerous tax holidays granted to the Company based on its investment in property, plant and equipment in Thailand.  The Company’s tax holiday periods in Thailand expire at various times in the future beginning in May 2010.  The Company does not expect the future expiration of any of its tax holiday periods in Thailand to have a material impact on its effective tax rate.  The aggregate dollar benefits derived from these tax holidays approximated $6.4 million, $7.1 million and $6.1 million for the years ended March 31, 2009, 2008 and 2007, respectively.  The benefit the tax holiday had on diluted net income per share approximated $0.03 for each of the years ended March 31, 2009, 2008 and 2007.

11.           2.125% JUNIOR SUBORDINATED CONVERTIBLE DEBENTURES

In December 2007, the Company issued $1.15 billion principal amount of 2.125% junior subordinated convertible debentures due December 15, 2037, to two initial purchasers in a private offering.  The debentures are subordinated in right of payment to any future senior debt of the Company and are effectively subordinated in right of payment to the liabilities of the Company’s subsidiaries.  The debentures are convertible, subject to certain conditions, into shares of the Company’s common stock at an initial conversion rate of 29.2783 shares of common stock per one thousand dollar principal amount of debentures, representing an initial conversion price of approximately $34.16 per share of common stock.  As of March 31, 2009, none of the conditions allowing holders of the debentures to convert had been met.  The conversion rate will be subject to adjustment for certain events as outlined in the indenture governing the debentures, including in the event the Company pays a cash dividend on its common stock, but will not be adjusted for accrued interest.  As a result of a cash dividend of $0.339 per share paid in February 2009, the conversion rate was adjusted to 31.1918 shares of common stock per $1,000 of principal amount of debentures, representing a conversion price of approximately $32.06 per share of common stock.  The Company received net proceeds of $1,127.0 million after deduction of issuance costs of $23.0 million.  The debt issuance costs are recorded in long-term other assets and are being amortized to interest expense over 30 years.  Interest is payable in cash semiannually in arrears on June 15 and December 15, beginning on June 15, 2008.  Interest expense related to cash payments of interest for fiscal 2009 totaled $24.3 million, and was included in interest expense on the consolidated statement of income.  The debentures also have a contingent interest component that will require the Company to pay interest during any semiannual interest period if the average trading price of the debenture is greater or less than certain thresholds beginning with the semi-annual interest period commencing on December 15, 2017 (the maximum amount of contingent interest that will accrue is 0.50% of such average trading price per year) and upon the occurrence of certain events, as outlined in the indenture governing the debentures.

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

Prior to September 1, 2037, holders of the debentures may convert their debentures only upon the occurrence of certain events, as outlined in the indenture including, without limitation, during the five business day period after any ten consecutive trading day period in which the trading price for a debenture for each day of that ten consecutive trading day period was less than 98% of the product of the last reported sale of the Company's common stock and the conversion rate on such day (the conversion value).  If holders of the debentures convert their debentures in connection with a fundamental change, as defined in the indenture, the Company will, in certain circumstances, be required to pay a make-whole premium in the form of an increase in the conversion rate.  Additionally, in the event of a fundamental change, the holders of the debentures may require the Company to purchase all or a portion of their debentures at a purchase price equal to 100% of the principal amount of debentures, plus accrued and unpaid interest, if any.

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

The Company concluded the embedded features related to the contingent interest payments, the Company making specific types of distributions (e.g., extraordinary dividends), the redemption feature in the event of changes in tax law, and penalty interest in the event of a failure to maintain an effective registration qualify as derivatives and should be bundled as a compound embedded derivative under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133) and bifurcated from the convertible debt.  Additionally, the Company concluded the registration rights agreement entered into at the time the Company issued the debt is a separate bifurcated derivative, however, the value of this derivative was deemed to be immaterial, due to the low likelihood the registration would not occur.  The fair value of the compound embedded derivative at the date of issuance of the debentures was $1.3 million and is accounted for as a discount on the debentures.  The resulting value of the debentures of $1,148.7 million will be accreted to par value over the term of the debt resulting in $1.3 million being amortized to interest expense over 30 years.  Any change in fair value of this embedded derivative will be included in interest expense on the Company’s consolidated statements of income. The fair value of the derivative as of March 31, 2009 was $0.5 million compared to the value at March 31, 2008 of $1.5 million, resulting in a reduction of interest expense of $1.0 million in fiscal 2009.  The balance of the debentures on the Company’s consolidated balance sheet at March 31, 2009 was $1,149.2 million, including the fair value of the embedded derivative. The Company also concluded that the debentures are not conventional convertible debt instruments and that the embedded stock conversion option qualifies as a derivative under SFAS No. 133.  In addition, in accordance with Emerging Issues Task Force Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock, the Company has concluded that the embedded conversion option would be classified in stockholders’ equity if it were a freestanding instrument.  Accordingly, the embedded conversion option is not required to be accounted for separately as a derivative.

12.	CONTINGENCIES

In the ordinary course of its business, the Company is involved in a limited number of legal actions, both as plaintiff and defendant, and could incur uninsured liability in any one or more of them.  On April 18, 2008, LSI Logic and its wholly owned subsidiary Agere, filed both an action with the International Trade Commission and a complaint in the Eastern District of Texas alleging patent infringement by the Company and 22 other semiconductor and foundry companies.  These actions seek monetary damages and injunctive relief against the allegedly infringing products.  The outcome of these actions is not presently determinable, and therefore the Company can make no assessment of its materiality.  The Company intends to vigorously defend its rights in these matters.

The Company periodically receives notification from various third parties alleging patent infringement of patents, intellectual property rights or other matters.  With respect to these and other pending legal actions to which Microchip is a party, although the outcome of these actions is not presently determinable, in the Company’s opinion, based on consultation with legal counsel, as of March 31, 2009, the ultimate resolution of these matters will not harm its business and will not have a material adverse effect on its financial position, cash flows or results of operations.  Litigation relating to the semiconductor industry is not uncommon, and the Company is, and from time to time has been, subject to such litigation.   No assurances can be given with respect to the extent or outcome of any such litigation in the future.

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

Stock Repurchase Activity. On October 25, 2006, the Company announced that its Board of Directors had authorized the repurchase of up to 10.0 million shares of its common stock in the open market or in privately negotiated transactions.  As of March 31, 2009, the Company had repurchased all of the shares under this authorization for $333.3 million. On December 11, 2007, the Company announced that its Board of Directors had authorized the repurchase of up to an additional 10.0 million shares of its common stock in the open market or in privately negotiated transactions.  As of March 31, 2009, the Company had repurchased 7.5 million shares under this authorization for $234.7 million.  There is no expiration date associated with this program.

The Company’s Board of Directors authorized the repurchase of 21.5 million shares of its common stock concurrent with the junior subordinated convertible debenture transaction for $638.6 million and no further shares are available to be repurchased under this authorization.

During the year ended March 31, 2009, the Company purchased 4.0 million shares of its common stock for $123.9 million.  During the year ended March 31, 2008, the Company purchased 36.5 million shares of its common stock for $1,138.0 million.  During the year ended March 31, 2007, the Company did not purchase any of its shares of common stock.

As of March 31, 2009, approximately 36.0 million shares remained as treasury shares with the balance of the shares being used to fund share issuance requirements under the Company’s equity incentive plans. The timing and amount of future repurchases will depend upon market conditions, interest rates, and corporate considerations.

14.	EMPLOYEE BENEFIT PLANS

The Company maintains a contributory profit-sharing plan for its domestic employees meeting certain eligibility and service requirements.  The plan qualifies under Section 401(k) of the Internal Revenue Code of 1986, as amended, and allows employees to contribute up to 60% of their base salary, subject to maximum annual limitations prescribed by the IRS.  Through December 31, 2008, the Company made matching contributions of up to 25% of the first 4% of the participant’s eligible compensation and could award up to an additional 25% under the discretionary match.  The Company eliminated the mandatory matching contribution as of January 1, 2009.  All matches are provided on a quarterly basis and require the participant to be an active employee at the end of each quarter.  For the fiscal years ended March 31, 2009, 2008 and 2007, the Company contributions to the plan totaled $1.4 million, $1.4 million and $1.7 million, respectively.

The Company’s 2001 Employee Stock Purchase Plan (the 2001 Purchase Plan) became effective on March 1, 2002.  The Board of Directors approved the 2001 Purchase Plan in May 2001 and the stockholders approved it in August 2001.  Under the 2001 Purchase Plan, eligible employees of the Company may purchase shares of common stock at semi-annual intervals through periodic payroll deductions.  The purchase price in general will be 85% of the lower of the fair market value of the common stock on the first day of the participant’s entry date into the offering period or 85% of the fair market value on the semi-annual purchase date.  Depending upon a participant’s entry date into the 2001 Purchase Plan, purchase periods under the 2001 Purchase Plan consist of overlapping periods of either 24, 18, 12 or 6 months in duration.  In May 2003 and August 2003, the Company’s Board and stockholders, respectively, each approved an annual automatic increase in the number of shares reserved under the 2001 Purchase Plan.  The automatic increase took effect on January 1, 2005, and on each January 1 thereafter during the term of the plan, and is equal to the lesser of (i) 1,500,000 shares, (ii) one half of one percent (0.5%) of the then outstanding shares of the Company’s common stock, or (iii) such lesser amount as is approved by the Company’s Board of Directors.  On January 1, 2009, 910,229 additional shares were reserved under the 2001 Purchase Plan based on the automatic increase.  On January 1, 2008, 945,068 additional shares were reserved under the 2001 Purchase Plan based on the automatic increase.  On January 1, 2007, 1,080,191 additional shares were reserved under the 2001 Purchase Plan based on the automatic increase.  Since the inception of the 2001 Purchase Plan, 7,544,663 shares of common stock have been reserved for issuance and 3,023,050 shares have been issued under this purchase plan.

During fiscal 1995, a purchase plan was adopted for employees in non-U.S. locations.  Such plan allows for the purchase price per share to be 100% of the lower of the fair market value of the common stock at the beginning or end of the semi-annual purchase plan period.  Effective May 1, 2006, the Company’s Board approved a purchase price per share equal to eighty-five percent (85%) of the lower of the fair market value of the common stock at the beginning or end of the semi-annual purchase plan period.  Since the inception of this purchase plan, 753,645 shares of common stock have been reserved for issuance and 390,894 shares have been issued under this purchase plan.

Effective January 1, 1997, the Company adopted a non-qualified deferred compensation arrangement.  This plan is unfunded and is maintained primarily for the purpose of providing deferred compensation for a select group of highly compensated employees as defined in ERISA Sections 201, 301 and 401.  There are no Company matching contributions made under this plan.

The Company has management incentive compensation plans which provides for bonus payments, based on a percentage of base salary, from an incentive pool created from operating profits of the Company, at the discretion of the Board of Directors.  During the years ended March 31, 2009, 2008 and 2007, $3.0 million, $9.2 million and $12.4 million were charged against operations for this plan, respectively.

The Company also has a plan that, at the discretion of the Board of Directors, provides a cash bonus to all employees of the Company based on the operating profits of the Company.  During the years ended March 31, 2009, 2008 and 2007, $2.9 million, $2.3 million and $6.2 million, respectively, were charged against operations for this plan.

15.	EQUITY INCENTIVE PLANS

The Company has equity incentive plans under which incentive stock options, restricted stock units (RSUs) and non-qualified stock options have been granted to employees and under which non-qualified stock options have been granted to non-employee members of the Board of Directors.  The Company’s 2004 Equity Incentive Plan, as amended and restated (the 2004 Plan), is shareholder approved and permits the grant of stock options and RSUs to employees, non-employee members of the Board of Directors and consultants.  At March 31, 2009, 9.8 million shares remained available for future grant under the 2004 Plan.  Stock options and RSUs are designed to reward employees for their long-term contributions to the Company and to provide incentive for them to remain employed with the Company.  The Company believes that such awards better align the interests of its employees with those of its shareholders.

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

Under the plans, 106,073,290 shares of common stock had been reserved for issuance since the inception of the plans.

Share-Based Compensation Expense

The following table presents details of share-based compensation expense resulting from the application of SFAS No. 123R (amounts in thousands):

	Year Ended March 31,
	2009		2008		2007
Cost of sales	$5,845	(1)	$6,191	(1)	$3,255	(1)
Research and development	10,866		10,695		9,623
Selling, general and administrative	15,770		15,960		14,501
Pre-tax effect of share-based compensation	32,481		32,846		27,379
Income tax benefit	(5,277)		(6,395)		(6,570)
Net income effect of share-based compensation	$27,204		$26,451		$20,809

(1) During the year ended March 31, 2009, $6.7 million was capitalized to inventory, and $5.8 million of capitalized inventory was sold.  During the year ended March 31, 2008, $6.7 million was capitalized to inventory and $6.2 million of capitalized inventory was sold.  During the year ended March 31, 2007, $6.6 million was capitalized to inventory and $3.3 million of capitalized inventory was sold.

The amount of unearned share-based compensation currently estimated to be expensed in fiscal 2010 through fiscal 2013 related to unvested share-based payment awards at March 31, 2009 is $58.5 million.  The weighted average period over which the unearned share-based compensation is expected to be recognized is approximately 2.30 years.

Combined Incentive Plan Information

RSU share activity under the 2004 Plan is set forth below:

Number of Shares
Nonvested shares at March 31, 2006	195,524
Granted	1,634,393
Canceled	(99,380)
Vested	(43,094)
Nonvested shares at March 31, 2007	1,687,443
Granted	1,084,690
Canceled	(174,755)
Vested	(132,813)
Nonvested shares at March 31, 2008	2,464,565
Granted	1,876,738
Canceled	(293,573)
Vested	(445,958)
Nonvested shares at March 31, 2009	3,601,772

The total intrinsic value of RSUs which vested during the years ended March 31, 2009 was $12.3 million.  The aggregate intrinsic value of RSUs outstanding at March 31, 2009 was $76.3 million calculated based on the closing price of the Company’s common stock of $21.19 on March 31, 2009.

The weighted average fair values per share of the RSUs awarded are calculated based on the fair market value of the Company’s common stock on the respective grant dates discounted for the Company’s expected dividend yield.  The weighted average fair values per share of RSUs awarded in the years ended March 31, 2009, 2008 and 2007 was $22.11, $29.73 and $31.37, respectively.  At March 31, 2009, the weighted average remaining expense recognition period was 2.42 years.

Option activity under the Company’s stock incentive plans in the three years ended March 31, 2009 is set forth below:

	Number of Shares	Weighted Average Exercise Price per Share
Outstanding at March 31, 2006	18,450,360	$20.97
Granted	59,452	34.58
Exercised	(3,393,779)	16.87
Canceled	(375,487)	24.25
Outstanding at March 31, 2007	14,740,546	21.88
Granted	31,597	37.23
Exercised	(2,850,155)	16.66
Canceled	(189,603)	25.17
Outstanding at March 31, 2008	11,732,385	23.14
Granted	24,000	33.90
Exercised	(1,573,183)	16.33
Canceled	(101,669)	26.27
Outstanding at March 31, 2009	10,081,533	$24.20

The total intrinsic value of options exercised during the years ended March 31, 2009, 2008 and 2007 was $22.3 million, $56.5 million and $61.8 million, respectively.  This intrinsic value represents the difference between the fair market value of the Company’s common stock on the date of exercise and the exercise price of each equity award.

The following table summarizes information about the stock options outstanding at March 31, 2009:

Range of Exercise Prices	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Life (in years)	Number Exercisable	Weighted Average Exercise Price
$6.37 - $17.85	904,025	$16.00	1.89	904,025	$16.00
17.86 - 18.48	1,162,731	18.48	3.99	1,162,731	18.48
18.49 - 23.39	1,359,091	22.42	1.58	1,359,091	22.42
23.40 - 25.26	819,420	24.17	3.15	819,420	24.17
25.27 - 25.29	1,523,478	25.29	5.98	99,812	25.29
25.30 - 27.00	660,957	26.21	4.74	660,957	26.21
27.01 - 27.05	1,322,937	27.05	4.96	1,321,187	27.05
27.06 - 27.15	1,391,949	27.15	2.99	1,391,949	27.15
27.16 - 37.46	912,945	29.99	4.70	835,423	29.63
37.47 - 37.84	24,000	37.84	8.38	24,000	37.84
	10,081,533	$24.20	3.82	8,578,595	$23.93

The aggregate intrinsic value of options outstanding and options exercisable at March 31, 2009 was $8.2 million and $8.2 million, respectively.  The aggregate intrinsic values were calculated based on the closing price of the Company’s common stock of $21.19 per share on March 31, 2009.

At March 31, 2009 and 2008, the number of option shares exercisable was 8,578,595 and 8,719,719, respectively, and the weighted average exercise price per share of these options was $23.93 and $22.01, respectively.

The weighted average fair values per share of stock options granted in the years ended March 31, 2009, 2008, and 2007 was $10.39, $11.93 and $11.90, respectively.

The weighted average fair values per share of stock options granted in connection with the Company’s stock incentive plans in the years ended March 31, 2009, 2008 and 2007 were estimated utilizing the following assumptions:

	Year Ended March 31,
	2009	2008	2007
Expected term (in years)	6.50	6.50	5.42
Volatility	43%	39%	42%
Risk-free interest rate	3.14%	3.92%	5.00%
Dividend yield	4.00%	3.31%	3.01%

16.	LEASE COMMITMENTS

The Company leases office space, transportation and other equipment under operating leases which expire at various dates through March 31, 2014.  The future minimum lease commitments under these operating leases at March 31, 2009 were as follows (amounts in thousands):

Year Ending March 31,	Amount
2010	$5,367
2011	3,419
2012	1,515
2013	585
2014	74
Total minimum payments	$10,960

Rental expense under operating leases totaled $7.9 million, $7.6 million and $6.2 million for the years ended March 31, 2009, 2008 and 2007, respectively.

17.	GEOGRAPHIC INFORMATION

The Company operates in one operating segment and engages primarily in the design, development, manufacture and marketing of semiconductor products.  The Company sells its products to distributors and original equipment manufacturers (OEMs) in a broad range of market segments, performs on-going credit evaluations of its customers and, as deemed necessary, may require collateral, primarily letters of credit.  The Company’s operations outside the U.S. consist of product assembly and final test facilities in Thailand, and sales and support centers and design centers in certain foreign countries.  Domestic operations are responsible for the design, development and wafer fabrication of products, as well as the coordination of production planning and shipping to meet worldwide customer commitments.  The Thailand assembly and test facility is reimbursed in relation to value added with respect to assembly and test operations and other functions performed, and certain foreign sales offices receive compensation for sales within their territory.  Accordingly, for financial statement purposes, it is not meaningful to segregate sales or operating profits for the assembly and test and foreign sales office operations.  Identifiable long-lived assets (consisting of property, plant and equipment) by geographic area are as follows (amounts in thousands):

	March 31,
	2009	2008
United States	$368,149	$400,564
Thailand	152,359	113,117
Various other countries	11,179	8,624

Total long-lived assets	$531,687	$522,305

Sales to unaffiliated customers located outside the U.S., primarily in Asia and Europe, aggregated approximately 75%, 75% and 74% of consolidated net sales for the years ended March 31, 2009, 2008 and 2007, respectively.  Sales to customers in Europe represented 29%, 30% and 29% of consolidated net sales for the years ended March 31, 2009, 2008 and 2007, respectively.  Sales to customers in Asia represented 46%, 44% and 43% of consolidated net sales for each of the years ended March 31, 2009, 2008 and 2007, respectively.  Sales into China, including Hong Kong, represented 23%, 20% and 18% of consolidated net sales for the years ended March 31, 2009, 2008 and 2007, respectively.  Sales into Taiwan represented 10% of consolidated net sales for the years ended March 31, 2008 and 2007.  Sales into any other individual foreign country did not exceed 10% of the Company’s net sales for any of the years presented.

The Company had one distributor who represented more than 10% of its net sales during fiscal 2009 and fiscal 2008 and two distributors who represented more than 10% of its net sales during fiscal 2007.  The Company’s largest distributor accounted for approximately 14% of its net sales in fiscal 2009.  The Company’s largest distributor accounted for approximately 12% of its net sales in fiscal 2008.  The Company’s largest distributor accounted for approximately 11% of its net sales and its second largest distributor accounted for approximately 10% of its net sales in fiscal 2007.

18.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount of cash equivalents approximates fair value because their maturity is less than three months.  The carrying amount of short-term and long-term investments approximates fair value as the securities are marked to market as of each balance sheet date with any unrealized gains and losses reported in stockholders’ equity.  The carrying amount of accounts receivable, accounts payable and accrued liabilities approximates fair value due to the short-term maturity of the amounts.  The fair value of the Company’s junior subordinated convertible debentures was $832.3 million at March 31, 2009, and $1.246 billion at March 31, 2008 based on the trading price of the bonds.

19.	DERIVATIVE INSTRUMENTS

The Company has international operations and is thus subject to foreign currency rate fluctuations.  To manage the risk of changes in foreign currency rates, the Company periodically enters into derivative contracts comprised of  foreign currency forward contracts to hedge its asset and liability foreign currency exposure and a portion of its foreign currency operating expenses.  Approximately 99% of the Company’s sales are U.S. Dollar denominated.  To date, the exposure related to foreign exchange rate volatility has not been material to the Company’s operating results.  As of March 31, 2009, the Company had no foreign currency derivatives outstanding compared to $2.4 million of foreign currency derivatives outstanding at March 31, 2008.  The Company recognized an immaterial amount of net realized losses on foreign currency derivatives in the three months ended March 31, 2009.

20.	NET INCOME PER COMMON SHARE

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Year Ended March 31,
	2009	2008	2007
Net income	$248,820	$297,748	$357,029
Weighted average common shares outstanding	183,158	207,220	215,498
Dilutive effect of stock options and RSUs	3,336	4,828	5,350
Dilutive effect of convertible debt	294	---	---
Weighted average common and common equivalent shares outstanding	186,788	212,048	220,848
Basic net income per common share	$1.36	$1.44	$1.66
Diluted net income per common share	$1.33	$1.40	$1.62

Weighted average common shares exclude the effect of antidilutive options.  For the year ended March 31, 2009, the number of options that were antidilutive were 3,685,806.  For the year ended March 31, 2008, the number of options that were antidilutive were 127,219.  For the year ended March 31, 2007, the number of options that were antidilutive were 36,103.

Diluted net income per common share for the year ended March 31, 2009 includes 294,445 incremental shares issuable upon the exchange of the debentures (see Note 11). The debentures will have no impact on diluted net income per common share until the average price of the Company’s common stock exceeds the conversion price because the principal amount of the debentures will be settled in cash upon conversion. Prior to conversion, the Company will include, in the diluted net income per common share calculation, the effect of the additional shares that may be issued when the Company’s common stock price exceeds the conversion price, using the treasury stock method.  The weighted average conversion price per share used in calculating the dilutive effect of the convertible debt for the year ended March 31, 2009 was $33.05.

21.	QUARTERLY RESULTS (UNAUDITED)

The following table presents the Company’s selected unaudited quarterly operating results for the eight quarters ended March 31, 2009.  The Company believes that all adjustments of a normal recurring nature have been made to present fairly the related quarterly results (in thousands, except per share amounts):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Fiscal 2009
Net sales	$268,172	$269,706	$192,166	$173,253	$903,297
Gross profit	163,597	164,153	104,787	83,967	516,504
Operating income	86,632	87,181	40,474	19,041	233,328
Net income	76,310	76,512	73,169	22,829	248,820
Diluted net income per common share	0.40	0.41	0.40	0.12	1.33

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Fiscal 2008
Net sales	$264,072	$258,647	$252,600	$260,418	$1,035,737
Gross profit	158,545	154,712	153,047	158,634	624,938
Operating income	85,019	55,674	79,240	81,732	301,665
Net income	80,293	60,679	80,124	76,652	297,748
Diluted net income per common share	0.36	0.27	0.38	0.40	1.40

Refer to Note 3, Special Charges, for an explanation of the special charges in the quarter ended March 31, 2009 related to the Company’s patent portfolio license and in-process research and development expenses, as well as expenses associated with the abandonment of the Atmel acquisition.  Refer to Note 3, Special Charges, for an explanation of the special charge in the quarter ended September 30, 2007 related to the Company’s loss on sale of Fab 3.  Refer to Note 10, Income Taxes, for an explanation of the benefit related to an IRS settlement and change in tax regulations in the quarter ended December 31, 2008, a tax benefit from the reinstatement of the R&D tax credit in the quarter ended December 31, 2008, a tax benefit from a tax settlement in the quarter ended March 31, 2007, a benefit from a resolution of a foreign tax matter in the quarter ended December 31, 2007 and a release of tax reserves in the quarter ended March 31, 2008.

22.	SUPPLEMENTAL FINANCIAL INFORMATION

Cash paid for income taxes amounted to $8.8 million, $25.2 million and $72.6 million during the years ended March 31, 2009, 2008 and 2007, respectively.  Cash paid for interest on borrowings amounted to $25.0 million and $5.4 million during the years ended March 31, 2009 and 2007, respectively.  There was no cash paid for interest on borrowings in the year ended March 31, 2008.

A summary of additions and deductions related to the allowance for doubtful accounts for the years ended March 31, 2009, 2008 and 2007 follows (amounts in thousands):

	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions (1)	Balance at End of Year
Allowance for doubtful accounts:
2009	$3,152	$132	$(108)	$3,176
2008	3,544	---	(392)	3,152
2007	3,662	---	(118)	3,544

(1) Deductions represent uncollectible accounts written off, net of recoveries.

23.           DIVIDENDS

On October 28, 2002, the Company announced that its Board of Directors had approved and instituted a quarterly cash dividend on its common stock.  The initial quarterly dividend of $0.02 per share was paid on December 6, 2003 in the amount of $4.1 million.  The Company has continued to pay quarterly dividends and has increased the amount of such dividends on a regular basis.  Cash dividends paid per share amounted to $1.346, $1.205 and $0.965 during the years ended March 31, 2009, 2008 and 2007, respectively.  Total dividend payments amounted to $246.7 million, $252.0 million and $207.9 million during the years ended March 31, 2009, 2008 and 2007, respectively.