Form 10-Q
period 2009-06-30
MICROCHIP TECHNOLOGY INC
filed 2009-08-10
CIK 827054

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  (Check One)

Yes  ☐                 No  ☒

Shares Outstanding of Registrant’s Common Stock
Class	Outstanding at July 31, 2009
Common Stock, $0.001 par value	182,951,234 shares

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES

Item 1.              Financial Statements

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

ASSETS
	June 30,	As adjusted March 31,
	2009	2009
	(Unaudited)	(Note 1, 2)
Cash and cash equivalents	$576,979	$446,329
Short-term investments	830,456	943,616
Accounts receivable, net	98,044	88,525
Inventories	113,872	131,510
Prepaid expenses	11,864	11,447
Deferred tax assets	71,039	75,681
Other current assets	58,887	51,736
Total current assets	1,761,141	1,748,844

Property, plant and equipment, net	513,765	531,687
Long-term investments	30,729	50,826
Goodwill	36,165	36,165
Intangible assets, net	25,639	25,718
Other assets	18,970	18,526

Total assets	$2,386,409	$2,411,766

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable	$28,885	$29,228
Accrued liabilities	36,875	42,486
Deferred income on shipments to distributors	83,431	83,931
Total current liabilities	149,191	155,645

Junior convertible debentures	335,539	334,184
Long-term income tax payable	72,737	70,051
Deferred tax liability	367,788	365,734
Other long-term liabilities	3,946	3,834

Stockholders’ equity:

Preferred stock, $0.001 par value; authorized 5,000,000 shares; no shares issued or outstanding	---	---

Common stock, $0.001 par value; authorized 450,000,000 shares; 218,789,994 shares issued and 182,933,167 shares outstanding at June 30, 2009; 218,789,994 shares issued and 182,769,124 shares outstanding at March 31, 2009	183	183
Additional paid-in capital	1,278,212	1,273,876
Retained earnings	1,264,693	1,299,317
Accumulated other comprehensive income	4,282	4,312
Common stock held in treasury: 35,856,827 shares at June 30, 2009; 36,020,870 shares at March 31, 2009	(1,090,162)	(1,095,370)
Total stockholders’ equity	1,457,208	1,482,318

Total liabilities and stockholders’ equity	$2,386,409	$2,411,766

See accompanying notes to condensed consolidated financial statements

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,
	2009	As adjusted (Note 2) 2008

Net sales	$192,949	$268,172
Cost of sales (1)	96,514	104,575
Gross profit	96,435	163,597

Operating expenses:
Research and development (1)	27,636	31,552
Selling, general and administrative (1)	36,383	45,413
Special charge	1,238	---
	65,257	76,965

Operating income	31,178	86,632
Other income (expense):
Interest income	3,302	10,199
Interest expense	(7,519)	(7,642)
Other, net	5,694	2,745
Income before income taxes	32,655	91,934
Income tax provision	5,287	16,387
Net income	$27,368	$75,547

Basic net income per common share	$0.15	$0.41
Diluted net income per common share	$0.15	$0.40
Dividends declared per common share	$0.339	$0.330
Basic common shares outstanding	182,856	184,663
Diluted common shares outstanding	185,526	191,049

(1) Includes share-based compensation expense as follows:
Cost of sales	$1,710	$1,625
Research and development	2,989	2,435
Selling, general and administrative	4,299	3,639

See accompanying notes to condensed consolidated financial statements

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended June 30,
	2009	As adjusted (Note 2) 2008
Cash flows from operating activities:
Net income	$27,368	$75,547
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,659	23,766
Deferred income taxes	7,239	3,410
Share-based compensation expense related to equity incentive plans	8,998	7,699
Tax benefit from equity incentive plans	(68)	5,928
Excess tax benefit from share-based compensation	---	(5,178)
Convertible debt derivatives - revaluation and amortization	(153)	99
Amortization of convertible debenture issuance costs	192	192
Gain on sale of assets	---	(94)
Special charge	1,238	---
Purchases/sales of trading securities	55,215	(1,021)
Gain on trading securities	(5,485)	(1,417)
Unrealized impairment loss on available-for-sale investments	1,266	894
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(9,519)	2,566
Decrease (increase) in inventories	17,704	(1,537)
(Decrease) increase in deferred income on shipments to distributors	(500)	1,684
(Decrease) increase in accounts payable and accrued liabilities	(7,192)	1,756
Change in other assets and liabilities	(3,895)	8,799
Net cash provided by operating activities	115,067	123,093

Cash flows from investing activities:
Purchases of available-for-sale investments	(133,279)	(3,500)
Sales and maturities of available-for-sale investments	214,967	165,135
Investment in other assets	(902)	(237)
Proceeds from sale of assets	---	109
Capital expenditures	(3,756)	(21,747)
Net cash provided by investing activities	77,030	139,760

Cash flows from financing activities:
Payment of cash dividend	(61,991)	(60,977)
Repurchase of common stock	---	(23,637)
Proceeds from sale of common stock	544	14,422
Excess tax benefit from share-based compensation	---	5,178
Net cash used in financing activities	(61,447)	(65,014)
Net increase in cash and cash equivalents	130,650	197,839
Cash and cash equivalents at beginning of period	446,329	487,736
Cash and cash equivalents at end of period	$576,979	$685,575

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC).  In the opinion of management, all adjustments of a normal recurring nature which are necessary for a fair presentation have been included.  Certain information and footnote disclosures normally included in audited consolidated financial statements have been condensed or omitted pursuant to such SEC rules and regulations.  It is suggested that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2009.  The results of operations for the three months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2010 or for any other period.

Subsequent events have been evaluated through August 10, 2009, which is the date the financial statements were issued.

(2)	Adopted and Recently Issued Accounting Pronouncements

On April 1, 2009, we adopted the Financial Accounting Standards Board’s (FASB) Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (FSP APB 14-1), which clarifies the accounting for convertible debt instruments that may be settled in cash (including partial cash settlement) upon conversion.  FSP APB 14-1 requires issuers to account separately for the liability and equity components of certain convertible debt instruments in a manner that reflects the issuer’s convertible debt (unsecured debt) borrowing rate when interest cost is recognized.  FSP APB 14-1 requires bifurcation of a component of the debt to be recognized as part of interest expense in our consolidated statements of income.

Once adopted, FSP APB 14-1 requires retrospective application to the terms of instruments as they existed for all periods presented.  The adoption of FSP APB 14-1 affects the accounting for our 2.125% junior subordinated convertible debentures issued in December 2007 and due in December 2037.  The retrospective application of this pronouncement affects our fiscal years 2008 and 2009.

The following table sets forth the effect of the retrospective application of FSP APB 14-1 on certain previously reported line items (in thousands, except per share data):

Condensed Consolidated Statements of Income:
	Three Months Ended June 30, 2008
	As Reported	As Adjusted
Interest expense	$(6,401)	$(7,642)
Income tax provision	$16,865	$16,387
Net income	$76,310	$75,547

Basic net income per common share	$0.41	$0.41
Diluted net income per common share	$0.40	$0.40

Condensed Consolidated Balance Sheet:

	March 31, 2009
	As Reported	As Adjusted
Deferred tax assets	$69,626	$75,681
Total current assets	$1,742,789	$1,748,844
Other assets	$34,254	$18,526
Total assets	$2,421,439	$2,411,766

Junior convertible debentures	$1,149,184	$334,184
Deferred tax liability	$51,959	$365,734
Additional paid-in capital	$778,204	$1,273,876
Retained earnings	$1,303,437	$1,299,317
Total stockholders’ equity	$990,766	$1,482,318
Total liabilities and stockholders’ equity	$2,421,439	$2,411,766

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (SFAS No. 141R). SFAS No. 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS No. 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. In April 2009, the FASB issued FSP FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (FSP FAS 141R-1). FSP FAS 141R-1 amends and clarifies SFAS No. 141R to address application issues on initial recognition and measurement, subsequent measurement and accounting and disclosure of assets and liabilities arising from contingencies in a business combination. SFAS No. 141R and FSP FAS 141R-1 were adopted by the Company on April 1, 2009. Because the majority of the provisions of SFAS No. 141R and FSP FAS 141R-1 are applicable to future transactions, the adoption of SFAS No. 141R and FSP FAS 141R-1 did not have a material impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51 (SFAS No. 160).  SFAS No. 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent's ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  SFAS No. 160 was adopted by the Company on April 1, 2009.  The adoption of SFAS No. 160 did not have an impact on the Company’s consolidated financial statements.

In June 2008, the EITF issued EITF 07-05, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity's Own Stock (EITF No. 07-05). EITF No. 07-05 clarifies the determination of whether an instrument (or an embedded feature) is indexed to an entity's own stock, which would qualify as a scope exception under SFAS 133, Accounting for Derivative Instruments and Hedging Activities. EITF No. 07-05 was adopted by the Company on April 1, 2009. The adoption of EITF No. 07-05 did not have an impact upon the Company’s consolidated financial statements.

In November 2008, the FASB ratified EITF Issue No. 08-7, Accounting for Defensive Intangible Assets (EITF No. 08-7). EITF No. 08-7 applies to defensive intangible assets, which are acquired intangible assets that the acquirer does not intend to actively use but intends to hold to prevent its competitors from obtaining access to them. As these assets are separately identifiable, EITF No. 08-7 requires an acquiring entity to account for defensive intangible assets as a separate unit of accounting. Defensive intangible assets must be recognized at fair value in accordance with SFAS No. 141(R) and SFAS No. 157. EITF No. 08-7 was adopted by the Company on April 1, 2009. Because EITF No. 08-7 is applicable to future transactions, the adoption of EITF No. 08-7 did not have an impact on the Company's consolidated financial statements.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (FSP FAS 115-2).  This FSP changes existing guidance for determining whether an impairment of debt securities is other than temporary. FSP FAS 115-2 requires other than temporary impairments to be separated into the amount representing the decrease in cash flows expected to be collected from a security (referred to as credit losses) which is recognized in earnings and the amount related to other factors which is recognized in other comprehensive income.  This noncredit loss component of the impairment may only be classified in other comprehensive income if the holder of the security concludes that it does not intend to sell and it will not more likely than not be required to sell the security before it recovers its value. If these conditions are not met, the noncredit loss must also be recognized in earnings.  When adopting FSP FAS 115-2, an entity is required to record a cumulative effect adjustment as of the beginning of the period of adoption to reclassify the noncredit component of a previously recognized other than temporary impairment from retained earnings to accumulated other comprehensive income.  The Company adopted FSP FAS 115-2 on April 1, 2009.  The Company does not meet the conditions necessary to recognize the noncredit loss component of its auction rate securities in other comprehensive income.  Accordingly, the Company did not reclassify any previously recognized other-than-temporary impairment losses from retained earnings to accumulated other comprehensive income and the adoption of FSP FAS 115-2 and FAS 124-2 had no impact on the Company's condensed consolidated financial statements.  Refer to Note 4 for further discussion of the Company's investments in marketable securities.

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (SFAS 157), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157, which deferred the effective date for the Company to April 1, 2009 for all nonfinancial assets and liabilities, except for those that are recognized or disclosed at fair value on a recurring basis (that is, at least annually).  The Company adopted the deferred provisions of SFAS 157 on April 1, 2009.  The adoption of these provisions did not have a material effect on the Company's consolidated financial statements.

In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (FSP FAS 157-4).  This FSP provides additional guidance on estimating fair value when the volume and level of activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability.  The FSP also provides additional guidance on circumstances that may indicate that a transaction is not orderly.  The Company adopted FSP FAS 157-4 on April 1, 2009.  The adoption of FSP FAS 157-4 had no impact upon the Company's consolidated financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosure about Fair Value of Financial Instruments (FSP FAS 107-1 and APB 28-1).  FSP FAS 107-1 and APB 28-1 amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. The FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods.  The Company adopted FSP FAS 107-1 and APB 28-1 on April 1, 2009.  The adoption of FSP FAS 107-1 and APB 28-1 had no effect on the Company's consolidated balance sheets or statements of income or cash flows.

In May 2009, the FASB issued Statement No. 165, Subsequent Events (SFAS 165), which establishes general standards of accounting for, and requires disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  The Company adopted the provisions of SFAS 165 for the quarter ended June 30, 2009.  The adoption of these provisions did not have a material effect on the Company's consolidated financial statements.  See Note 1 for additional discussion of the Company's evaluation of subsequent events.

(3)           Special Charge

During the three months ended June 30, 2009, the Company agreed to the terms of a patent license with an unrelated third-party and signed an agreement on July 9, 2009.  The patent license settled alleged infringement claims.  The total payment made to the third-party in July 2009 was $1.4 million, $1.2 million of which was expensed in the first quarter of fiscal 2010 and the remaining $0.2 million was recorded as a prepaid royalty that will be amortized over the remaining life of the patent, which expires in June 2010.

(4)           Investments

The Company's investments are intended to establish a high-quality portfolio that preserves principal, meets liquidity needs, avoids inappropriate concentrations, and delivers an appropriate yield in relationship to the Company’s investment guidelines and market conditions.  The following is a summary of available-for-sale and trading securities at June 30, 2009 (amounts in thousands):

	Available-for-sale Securities
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Government agency bonds	$400,431	$1,425	$9	$401,847
Municipal bonds	345,883	4,722	---	350,605
Auction rate securities	17,636	---	---	17,636
Corporate bonds	20,000	---	22	19,978
	$783,950	$6,147	$31	$790,066

	Trading Securities
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Marketable equity securities	$26,908	$2,912	$1	$29,819
Restricted cash	9,425	---	---	9,425
Auction rate securities	28,101	---	---	28,101
Put option on auction rate securities	3,774	---	---	3,774
	$68,208	$2,912	$1	$71,119

At June 30, 2009, the Company’s available-for-sale and trading securities are presented on the condensed consolidated balance sheets as short-term investments of $830.5 million and long-term investments of $30.7 million.

The $29.8 million in marketable equity securities listed above relates to strategic investments in publicly traded companies.  The Company has classified the shares owned in these companies as trading securities.  During the three months ended June 30, 2009, the Company recognized a gain in earnings of $4.7 million on these trading securities.  The Company had a net realized loss of $3.8 million on trading securities that it sold in the three months ended June 30, 2009.  The Company also has cash on deposit of $9.4 million, held by a broker as cash collateral for put options the Company has written on one of its trading securities.  This amount is shown as restricted cash in the table above.  The Company recorded the cash value received at the date the puts were written within other current liabilities.  The Company records the change in the fair value of the puts in other income, net at each balance sheet date.  At June 30, 2009, the fair value of the puts of $1.0 million was recorded in other current liabilities.  These put options expire in January 2010.  If the price of the common stock underlying the puts falls below the strike price of the puts, the Company may need to make an additional investment at the designated strike price of the puts.

At June 30, 2009, $45.7 million of the fair value of the Company’s investment portfolio was invested in auction rate securities (ARS).  With the continuing liquidity issues in the global credit and capital markets, the Company’s ARS have experienced multiple failed auctions.  In September 2007 and February 2008, auctions for $24.9 million and $34.8 million, respectively, of the original purchase value of the Company’s investments in ARS first failed.  While the Company continues to earn interest on these investments based on a pre-determined formula with spreads tied to particular interest rate indices, the estimated market value for these ARS no longer approximates the original purchase value.

At June 30, 2009, the $24.9 million of ARS that failed during September 2007 carried ratings between A- and B by Standard & Poors compared to ratings between A and B at March 31, 2009. All but $2.5 million of the securities possess credit enhancement in the form of insurance for principal and interest.  The underlying characteristics of $22.4 million of these ARS relate to servicing statutory requirements in the life insurance industry and $2.5 million relate to a specialty finance company. Subsequent to the Company’s investment in these ARS, the issuers of the securities have been downgraded by ratings agencies.  All rating change actions have been factored into the fair value estimates for the period ending June 30, 2009.

The $24.9 million in failed auctions have continued to fail through the filing date of this report.  As a result, the Company will not be able to access such funds until a future auction on these investments is successful.  The fair value of the failed ARS has been estimated based on market information and estimates determined by management and could change significantly based on market conditions.  The Company evaluated the impairments in the value of these ARS, determining its intent to sell these securities prior to the recovery of its amortized cost basis resulted in the securities being other-than-temporarily impaired and has recognized an impairment charge on these investments of $1.3 million in the quarter ended June 30, 2009 and an aggregate of $6.0 million in fiscal years 2009 and 2008.

The $34.8 million of ARS that failed during February 2008 are investments in student loan-backed ARS.  Approximately $0.1 million and $2.9 million of these ARS were redeemed at par by the issuers in the quarter ended June 30, 2009 and in fiscal 2009, respectively, reducing the Company's overall position to $31.9 million.  Based upon the Company's evaluation of available information, it believes these investments are of high credit quality, as all of the investments carry AAA credit ratings by one or more of the major credit rating agencies and are largely backed by the federal government (Federal Family Education Loan Program).  The fair value of the failed ARS has been estimated based on market information and estimates determined by management and could change significantly based on market conditions.

In November 2008, the Company executed an ARS rights agreement (the Rights) with the broker through which the Company purchased the $31.9 million in ARS that provides (1) the Company with the right to put these ARS back to the broker at par anytime during the period from June 30, 2010 through July 2, 2012, and (2) the broker with the right to purchase or sell the ARS at par on the Company’s behalf anytime through July 2, 2012.  The Company accounted for the acceptance of the Rights as the receipt of a put option for no consideration and recognized a gain with a corresponding recognition as a long-term investment.  Upon first recognizing the Rights, the Company elected to measure the Rights under the fair value option of SFAS No. 159 and will record changes in the fair value of the Rights in earnings, as the Rights do not provide for net settlement and therefore are not otherwise marked to fair value as derivatives.  The Company simultaneously recognized an other-than-temporary impairment loss on the student loan ARS of $5.5 million as the Company no longer intends to hold the ARS until the fair value recovers, which was recorded in other comprehensive loss in prior quarters.  The Company reclassified the ARS from available-for-sale to trading securities and future changes in fair value are being recorded in earnings.  During the first quarter of fiscal 2010, the Company estimated the fair value of the ARS increased by $0.2 million offset by a change in the fair value of the related Rights of $0.2 million, with no net impact to its income statement.  The Company expects any future changes in the fair value of the ARS to be largely offset by changes in the fair value of the related Rights without any significant net impact to the Company's income statement.  The Company will continue to measure the ARS and the Rights at fair value (utilizing Level 3 inputs) until the earlier of its maturity or exercise.

The Company intends to sell the $24.9 million of ARS.  The Company intends and has the ability to hold the $31.9 million of ARS until the market recovers or until June 30, 2010 when it has the right to sell the ARS at par to the broker as it does not anticipate having to sell these securities to fund the operations of its business.  The Company believes that, based on its current unrestricted cash, cash equivalents and short-term investment balances, the current lack of liquidity in the credit and capital markets will not have a material impact on its liquidity, cash flow or ability to fund its operations.

At June 30, 2009, the Company evaluated its investment portfolio and noted unrealized losses of $0.03 million which were due to fluctuations in interest rates and credit market conditions.  Management does not believe any of the unrealized losses represent other-than-temporary impairment based on its evaluation of available evidence as of June 30, 2009.  The Company’s intent is to hold these investments until these assets are no longer impaired.  For those investments not scheduled to mature until after June 30, 2010, such recovery is not anticipated to occur in the next year and these investments have been classified as long-term investments.

The amortized cost and estimated fair value of the available-for-sale securities at June 30, 2009, by maturity, are shown below (amounts in thousands).  Expected maturities can differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties, and the Company views its available-for-sale securities as available for current operations.

	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale
Due in one year or less	$439,476	$3,187	$22	$442,641
Due after one year and through five years	326,838	2,960	9	329,789
Due after five years and through ten years	---	---	---	---
Due after ten years	17,636	---	---	17,636
	$783,950	$6,147	$31	$790,066

During the quarter ended June 30, 2009, the Company had realized no gains or losses from sales of available-for-sale securities.

(5)           Fair Value Measurements

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

Level 2 – Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3 – Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Assets and liabilities measured at fair value on a recurring basis at June 30, 2009 are as follows (amounts in thousands):

	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)		Total Balance
Assets
Money market fund deposits	$383,811	$	---	$	---	$383,811
Deposit accounts	---		202,592		---	202,592
Government agency bonds	---		401,847		---	401,847
Municipal bonds	---		350,605		---	350,605
Auction rate securities	---		---		45,737	45,737
Put option on auction rate securities	---		---		3,774	3,774
Corporate bonds	---		19,978		---	19,978
Marketable securities	29,819		---		---	29,819
Total assets measured at fair value	$413,630		$975,022		$49,511	$1,438,163

Liabilities
Put options on publicly traded common stock	$958	$	---	$	---	$958
Total liabilities measured at fair value	$958	$	---	$	---	$958

For Level 3 valuations, the Company estimated the fair value of its ARS based on the following: (i) the underlying structure of each security; (ii) the present value of future principal and interest payments discounted at rates considered to reflect current market conditions; (iii) consideration of the probabilities of default, auction failure, or repurchase at par for each period; and (iv) estimates of the recovery rates in the event of default for each security.  The Company estimated the value of the put option on the ARS by evaluating the estimated cash flows before and after the receipt of the put option, discounted at rates reflecting the likelihood of default and lack of liquidity, or in the case of the payment of the par value to be paid by the broker at exercise of the put option, the counterparty credit risk.  The estimated fair values that are categorized as Level 3 as well as the marketable securities and put options on publicly traded public stock could change significantly based on future market conditions. Refer to Note 4 for further discussion of the Company's investments in ARS.

The following table presents a reconciliation for all assets and liabilities measured at fair value on a recurring basis, excluding accrued interest components, using significant unobservable inputs (Level 3) for the three months ended June 30, 2009 (amounts in thousands):

Three Months Ended June 30, 2009
Balance at March 31, 2009	$50,826
Securities redeemed at par	(50)
Impairment losses included in interest income	(1,265)
Balance at June 30, 2009	$49,511

Assets and liabilities measured at fair value on a recurring basis are presented/classified on our condensed consolidated balance sheets at June 30, 2009 as follows (amounts in thousands):

	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)		Total Balance
Assets
Cash and cash equivalents	$383,811		$193,167	$	---	$576,978
Short-term investments	29,819		768,762		31,875	830,456
Long-term investments	---		13,093		17,636	30,729
Total assets measured at fair value	$413,630		$975,022		$49,511	$1,438,163

Liabilities
Accrued liabilities	$958	$	---	$	---	$958
Total liabilities measured at fair value	$958	$	---	$	---	$958

(6)	Fair Value of Financial Instruments

The carrying amount of cash equivalents approximates fair value because their maturity is less than three months.  The carrying amount of short-term and long-term investments approximates fair value as the securities are marked to market as of each balance sheet date with any unrealized gains and losses reported in stockholders' equity.  The carrying amount of accounts receivable, accounts payable and accrued liabilities approximates fair value due to the short-term maturity of the amounts.  The fair value of the Company's junior subordinated convertible debentures was $868.3 million at June 30, 2009, based on the trading price of the bonds, compared to the carrying value of $335.5 million.  See Note 11 for additional information regarding the carrying value of the Company's junior subordinated convertible debentures.

(7)	Accounts Receivable

Accounts receivable consists of the following (amounts in thousands):

	June 30, 2009	March 31, 2009
Trade accounts receivable	$100,562	$91,325
Other	685	376
	101,247	91,701
Less allowance for doubtful accounts	3,203	3,176
	$98,044	$88,525

(8)	Inventories

The components of inventories consist of the following (amounts in thousands):

	June 30, 2009	March 31, 2009
Raw materials	$3,750	$3,693
Work in process	101,990	114,676
Finished goods	8,132	13,141
	$113,872	$131,510

Inventory impairment charges establish a new cost basis for inventory and charges are not subsequently reversed to income even if circumstances later suggest that increased carrying amounts are recoverable.

(9)	Property, Plant and Equipment

Property, plant and equipment consists of the following (amounts in thousands):

	June 30, 2009	March 31, 2009
Land	$39,671	$39,671
Building and building improvements	334,955	334,717
Machinery and equipment	1,149,741	1,148,588
Projects in process	111,888	114,478
	1,636,255	1,637,454
Less accumulated depreciation and amortization	1,122,490	1,105,767
	$513,765	$531,687

Depreciation expense attributed to property, plant and equipment was $21.7 million in the three months ended June 30, 2009 and $23.2 million in the three months ended June 30, 2008.

(10)           Income Taxes

The provision for income taxes reflects tax on foreign earnings and federal and state tax on U.S. earnings.  The Company had an effective tax rate of 16.2% for the three-month period ended June 30, 2009 and 18.1% for the three-month period ended June 30, 2008.  The Company's effective tax rate is lower than statutory rates in the U.S. due primarily to its mix of earnings in foreign jurisdictions with lower tax rates.

At March 31, 2009, the Company had $70.1 million of unrecognized tax benefits.  Unrecognized tax benefits increased by $2.6 million in the three months ended June 30, 2009 compared to the March 31, 2009 balances as a result of the accrual for uncertain tax positions and the accrual of deficiency interest on these positions.

The Company adopted FSP APB 14-1 in the quarter ended June 30, 2009 as described in Note 2.  As a result of the adoption of this pronouncement, the Company recorded a deferred tax liability of $313.2 million associated with future non-cash interest deductions that will be recorded in the financial statements with no corresponding tax deduction.

The Company files U.S. federal, U.S. state, and foreign income tax returns.  For U.S. federal, and in general for U.S. state tax returns, the fiscal 2002 through fiscal 2004 and fiscal 2006 through fiscal 2009 tax years remain open for examination by tax authorities.  For foreign tax returns, the Company is generally no longer subject to income tax examinations for years prior to fiscal 2002.

The Company recognizes liabilities for anticipated tax audit issues in the U.S. and other tax jurisdictions based on its estimate of whether, and the extent to which, additional tax payments are more likely than not.  The Company believes that it maintains adequate reserves to offset any potential income tax liabilities that may arise upon final resolution of matters for open tax years.  The U.S. IRS is currently auditing the Company's fiscal years ended March 31, 2002, 2003, 2004, 2006, 2007 and 2008.  The Company believes that it has appropriate support for the income tax positions taken on its tax returns and that its accruals for tax liabilities are adequate for all open years based on an assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter.

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

(11)           2.125% Junior Subordinated Convertible Debentures

In December 2007, the Company issued $1.15 billion principal amount of 2.125% junior subordinated convertible debentures due December 15, 2037, to two initial purchasers in a private offering.  The debentures are subordinated in right of payment to any future senior debt of the Company and are effectively subordinated in right of payment to the liabilities of the Company's subsidiaries.  The debentures are convertible, subject to certain conditions, into shares of the Company's common stock at an initial conversion rate of 29.2783 shares of common stock per $1,000 principal amount of debentures, representing an initial conversion price of approximately $34.16 per share of common stock.  As of June 30, 2009, none of the conditions allowing holders of the debentures to convert had been met.  The conversion rate will be subject to adjustment for certain events as outlined in the indenture governing the debentures, including in the event the Company pays a cash dividend on its common stock, but will not be adjusted for accrued interest.  As a result of a cash dividend of $0.339 per share paid in June 2009, the conversion rate was adjusted to 31.7108 shares of common stock per $1,000 of principal amount of debentures, representing a conversion price of approximately $31.53 per share of common stock.  The Company received net proceeds of $1,127.0 million upon its initial sale of the debentures after deduction of issuance costs of $23.0 million.  The debt issuance costs were allocated to the liability and equity components of the debentures, described in further detail below.  Based on this allocation, $6.6 million was recorded in long-term other assets and is being amortized to interest expense over 30 years, and $16.4 million was recorded as a reduction of additional paid-in capital. Interest is payable in cash semiannually in arrears on June 15 and December 15, beginning on June 15, 2008.  Interest expense related to cash payments of interest for the first quarter of fiscal 2010 totaled $6.1 million and was included in interest expense on the condensed consolidated statements of income.  The debentures also have a contingent interest component that will require the Company to pay interest during any semiannual interest period if the average trading price of the debenture is greater or less than certain thresholds beginning with the semi-annual interest period commencing on December 15, 2017 (the maximum amount of contingent interest that will accrue is 0.50% of such average trading price per year) and upon the occurrence of certain events, as outlined in the indenture governing the debentures.

On or after December 15, 2017, the Company may redeem all or part of the debentures for the principal amount plus any accrued and unpaid interest if the closing price of the Company's common stock has been at least 150% of the conversion price then in effect for at least 20 trading days during any 30 consecutive trading-day period prior to the date on which the Company provides notice of redemption.

Prior to September 1, 2037, holders of the debentures may convert their debentures only upon the occurrence of certain events, as outlined in the indenture, including, without limitation, during the five business day period after any 10 consecutive trading-day period in which the trading price for a debenture for each day of that 10 consecutive trading-day period was less than 98% of the product of the last reported sale of our common stock and the conversion rate on such day (the conversion value).  If holders of the debentures convert their debentures in connection with a fundamental change, as defined in the indenture, the Company will, in certain circumstances, be required to pay a make-whole premium in the form of an increase in the conversion rate.  Additionally, in the event of a fundamental change, the holders of the debentures may require the Company to purchase all or a portion of their debentures at a purchase price equal to 100% of the principal amount of debentures, plus accrued and unpaid interest, if any.

Upon conversion, the Company can satisfy its conversion obligation by delivering cash, shares of common stock or any combination, at the Company's option.  The Company intends to satisfy the lesser of the principal amount of the debentures or the conversion value in cash.  If the conversion value of a debenture exceeds the principal amount, the Company may also elect to deliver cash in lieu of common stock for the conversion value in excess of one thousand dollars principal amount (conversion spread).  There would be no adjustment to the numerator in the net income per common share computation for the cash settled portion of the debentures as that portion of the debt instrument will always be settled in cash.  The conversion spread will be included in the denominator for the computation of diluted net income per common share.

The Company concluded the debentures are not conventional convertible debt instruments and that the embedded stock conversion option qualifies as a derivative under SFAS No. 133.  In addition, in accordance with Emerging Issues Task Force Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company's Own Stock, the Company has concluded that the embedded conversion option would be classified in stockholders' equity if it were a freestanding instrument.  Accordingly, the embedded conversion option is not required to be accounted for separately as a derivative.

As the debentures can be settled in cash upon conversion, for accounting purposes, the debentures were bifurcated into a liability component and an equity component, which are initially recorded at fair value. The carrying value of the equity component at June 30, 2009 and at March 31, 2009 was $822.4 million. The estimated fair value of the liability component of the debentures at the issuance date was $327.6 million, resulting in a debt discount of $822.4 million. The unamortized debt discount was $813.5 million at June 30, 2009 and $815.0 million at March 31, 2009. The carrying value of the debentures was $335.5 million at June 30, 2009 and $334.2 million at March 31, 2009. The remaining period over which the unamortized debt discount will be recognized as non-cash interest expense is 28.5 years. The Company recognized $1.5 million and $1.4 million in non-cash interest expense related to the amortization of the debt discount, as well as $6.1 million and $6.1 million of interest expense related to the 2.125% coupon on the debentures in the three months ended June 30, 2009 and 2008, respectively.

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

The Company concluded the embedded features related to the contingent interest payments, the Company making specific types of distributions (e.g., extraordinary dividends), the redemption feature in the event of changes in tax law, and penalty interest in the event of a failure to maintain an effective registration qualify as derivatives and should be bundled as a compound embedded derivative under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133). Additionally, the Company concluded the registration rights agreement entered into at the time the Company issued the debt is a separate bifurcated derivative, however, the value of this derivative was deemed to be immaterial, due to the low likelihood the registration would not occur.  The fair value of the compound embedded derivative at the date of issuance of the debentures was $1.3 million and is accounted for as a discount on the debentures.  The resulting value of the debentures of $1,148.7 million will be accreted to par value over the term of the debt resulting in $1.3 million being amortized to interest expense over 30 years.  Any change in fair value of this embedded derivative will be included in interest expense on the Company's condensed consolidated statements of income. The fair value of the derivative as of June 30, 2009 was $0.3 million, compared to the value at March 31, 2009 of $0.5 million, resulting in a reduction of interest expense in the first three months of fiscal 2010 of $0.2 million.  The balance of the debentures on the Company's condensed consolidated balance sheet at June 30, 2009 of $335.5 million includes the fair value of the embedded derivative.

(12)           Derivative Instruments

The Company has international operations and is thus subject to foreign currency rate fluctuations.  To manage the risk of changes in foreign currency rates, the Company periodically enters into derivative contracts comprised of  foreign currency forward contracts to hedge its asset and liability foreign currency exposure and a portion of its foreign currency operating expenses.  Approximately 99% of the Company's sales are U.S. Dollar denominated.  To date, the exposure related to foreign exchange rate volatility has not been material to the Company's operating results.  As of June 30, 2009 and March 31, 2009, the Company had no foreign currency derivatives outstanding.  The Company recognized an immaterial amount of net realized gains on foreign currency derivatives in the three months ended June 30, 2009.

(13)	Comprehensive Income

Comprehensive income consists of net income offset by net unrealized gains and losses on available-for-sale investments.  The components of other comprehensive income and related tax effects were as follows (amounts in thousands):

	Three Months Ended June 30,
	2009	2008
Change in unrealized gains and losses on investments, net of tax effect of $543, and $874, respectively	$30	$3,219

Comprehensive income was $27.3 million and $73.1 million for the three months ended June 30, 2009 and June 30, 2008, respectively.

(14)	Employee Benefit Plans

Share-Based Compensation Expense

The following table presents details of share-based compensation expense resulting from the application of SFAS No. 123 (revised 2004), Share-Based Payments (SFAS 123R) (amounts in thousands):

	Three Months Ended June 30,
	2009		2008
Cost of sales	$1,710	(1)	$1,625	(1)
Research and development	2,989		2,435
Selling, general and administrative	4,299		3,639
Pre-tax effect of share-based compensation	8,998		7,699
Income tax benefit	1,170		1,393
Net income effect of share-based compensation	$7,828		$6,306

(1) During the three months ended June 30, 2009, $1.8 million was capitalized to inventory and $1.7 million of previously capitalized inventory was sold.  During the three months ended June 30, 2008, $1.4 million was capitalized to inventory and $1.6 million of previously capitalized inventory was sold.

The amount of unearned share-based compensation currently estimated to be expensed in the remainder of fiscal 2010 through fiscal 2014 related to unvested share-based payment awards at June 30, 2009 is $55.8 million.  The weighted average period over which the unearned share-based compensation is expected to be recognized is approximately 2.31 years.

Combined Incentive Plan Information

The total intrinsic value of restricted stock units (RSUs) which vested during the three months ended June 30, 2009 was $2.5 million.  The aggregate intrinsic value of RSUs outstanding at June 30, 2009 was $88.4 million, calculated based on the closing price of the Company's common stock of $22.55 per share on June 30, 2009.  At June 30, 2009, the weighted average remaining expense recognition period was 2.40 years.

The weighted average fair value per share of the RSUs awarded is calculated based on the fair market value of the Company's common stock on the respective grant dates discounted for the Company's expected dividend yield.  The weighted average fair value per share of RSUs awarded in the three months ended June 30, 2009 and 2008 was $17.18 and $28.07, respectively.

The total intrinsic value of options exercised during the three months ended June 30, 2009 was $0.4 million.  This intrinsic value represents the difference between the fair market value of the Company's common stock on the date of exercise and the exercise price of each equity award.

The aggregate intrinsic value of options outstanding and options exercisable at June 30, 2009 was $11.2 million.  The aggregate intrinsic values were calculated based on the closing price of the Company's common stock of $22.55 per share on June 30, 2009.

For the three months ended June 30, 2009 and 2008, the number of option shares exercisable was 8,884,803 and 8,335,404, respectively, and the weighted average exercise price per share was $24.06 and $22.51, respectively.

There were no stock options granted in the three-month periods ended June 30, 2009 and 2008.

(15)	Net Income Per Common Share

The following table sets forth the computation of basic and diluted net income per common share (in thousands, except per share amounts):

	Three Months Ended June 30,
	2009	As adjusted (Note 2) 2008
Net income	$27,368	$75,547
Weighted average common shares outstanding	182,856	184,663
Dilutive effect of stock options and RSUs	2,670	6,386
Dilutive effect of convertible debt	---	1,178
Weighted average common and potential common shares outstanding	185,526	191,049
Basic net income per common share	$0.15	$0.41
Diluted net income per common share	$0.15	$0.40

Diluted net income per common share for the three months ended June 30, 2009 does not include any incremental shares issuable upon the exchange of the debentures (see Note 11).  The three-month period ended June 30, 2008 includes 1,177,781 incremental shares issuable upon the exchange of the debentures.  The debentures have no impact on diluted net income per common share unless the average price of the Company's common stock exceeds the conversion price because the principal amount of the debentures will be settled in cash upon conversion.  Prior to conversion, the Company will include, in the diluted net income per common share calculation, the effect of the additional shares that may be issued when the Company's common stock price exceeds the conversion price using the treasury stock method.  The weighted average conversion price per share used in calculating the dilutive effect of the convertible debt for the three months ended June 30, 2009 was $31.82.

Weighted average common shares exclude the effect of anti-dilution option shares.  As of the three-month period ended June 30, 2009, the number of option shares that were antidilutive was 6,444,475.  As of the three-month period ended June 30, 2008, the number of option shares that were antidilutive was 77,931.

(16)	Stock Repurchase

During the three months ended June 30, 2009, the Company did not repurchase any of its shares of common stock.  During the three months ended June 30, 2008, the Company purchased 0.7 million shares of its common stock for a total of $23.6 million.

As of June 30, 2009, approximately 35.9 million shares remained as treasury shares with the balance of the shares being used to fund share issuance requirements under the Company’s equity incentive plans. The timing and amount of future repurchases will depend upon market conditions, interest rates, and corporate considerations.

(17)	Dividends

On October 28, 2002, the Company announced that its Board of Directors had approved and instituted a quarterly cash dividend on its common stock.  A quarterly cash dividend of $0.339 per share was paid on June 4, 2009 in the aggregate amount of $62.0 million.  A quarterly cash dividend of $0.339 per share was declared on August 6, 2009 and will be paid on September 3, 2009 to shareholders of record as of August 20, 2009.  The Company expects the September 2009 payment of its quarterly cash dividend to be approximately $62.2 million.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report, including “Part I – Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part II - Item 1A Risk Factors” contains certain forward-looking statements that involve risks and uncertainties, including statements regarding our strategy, financial performance and revenue sources.  We use words such as “anticipate,” “believe,” “plan,” “expect,” “future,” “intend” and similar expressions to identify forward-looking statements.  Our actual results could differ materially from the results anticipated in these forward-looking statements as a result of certain factors including those set forth under “Risk Factors,” beginning at page 37 and elsewhere in this Form 10-Q.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  You should not place undue reliance on these forward-looking statements.  We disclaim any obligation to update information contained in any forward-looking statement.  These forward-looking statements include, without limitation, statements regarding the following:

•	The effects that adverse global economic conditions and fluctuations in the global credit and equity markets may have on our financial condition and results of operations;
•	The effects and amount of competitive pricing pressure on our product lines;
•	Our ability to moderate future average selling price declines;
•	The effect of product mix on gross margin;
•	The amount of changes in demand for our products and those of our customers;
•	The level of orders that will be received and shipped within a quarter;
•	The effect that distributor and customer inventory holding patterns will have on us;
•	Our belief that deferred cost of sales will have low risk of material impairment;
•	Our belief that our direct sales personnel combined with our distributors provide an effective means of reaching our customer base;
•	Our ability to increase the proprietary portion of our analog and interface product lines and the effect of such an increase;
•	The impact of any supply disruption we may experience;
•	Our ability to effectively utilize our facilities at appropriate capacity levels and anticipated costs;
•	That our existing facilities and planned expansion activities provide sufficient capacity to respond to increases in demand;
•	That manufacturing costs will be reduced by transition to advanced process technologies;
•	Our ability to absorb fixed manufacturing costs;
•	Our ability to maintain manufacturing yields;
•	Continuing our investments in new and enhanced products;
•	Our ability to attract and retain qualified personnel;
•	The cost effectiveness of using our own assembly and test operations;
•	Our anticipated level of capital expenditures;
•	Continuation of quarterly cash dividends;
•	The sufficiency of our existing sources of liquidity;
•	The impact of seasonality on our business;
•	The accuracy of our estimates used in valuing employee equity awards;
•	That the resolution of legal actions will not harm our business, and the accuracy of our assessment of the probability of loss and range of potential loss;
•	That the idling of assets will not impair the value of such assets;
•	The recoverability of our deferred tax assets;
•	The adequacy of our tax reserves to offset any potential tax liabilities, having the appropriate support for our income tax positions and the accuracy of our estimated tax rate;
•	Our belief that the expiration of any tax holidays will not have a material impact;

•	The accuracy of our estimates of the useful life and values of our property, assets, and other liabilities;
•	The adequacy of our patent strategy;
•	Our ability to obtain patents and intellectual property licenses and minimize the effects of litigation;
•	The level of risk we are exposed to for product liability claims;
•	The amount of labor unrest, political instability, governmental interference and changes in general economic conditions that we experience;
•	The effect of fluctuations in market interest rates on income and/or cash flows;
•	The effect of fluctuations in currency rates;
•	Our ability to collect accounts receivable;
•	Our belief that our investments in student loan auction rate municipal bond offerings are of high credit quality;
•	Our ability to hold our fixed income investments and certain ARS until the market recovers, and the immaterial impact this will have on our liquidity;
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

We begin our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) with a summary of Microchip’s overall business strategy to give the reader an overview of the goals of our business and the overall direction of our business and products.  This is followed by a discussion of the Critical Accounting Policies and Estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results.  We then discuss our Results of Operations for the three months ended June 30, 2009 compared to the three months ended June 30, 2008.  We then provide an analysis of changes in our balance sheet and cash flows, and discuss our financial commitments in sections titled “Liquidity and Capital Resources,” “Contractual Obligations” and “Off-Balance Sheet Arrangements.”

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

We sell our products to a broad base of domestic and international customers across a variety of industries.  The principal markets that we serve include consumer, automotive, industrial, office automation and telecommunications.  Our business is subject to fluctuations based on economic conditions within these markets.  Beginning with the third quarter of fiscal 2009, the downturn in the U.S. and global economies has adversely impacted our key markets resulting in adverse fluctuations in our business.

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

Revenue Recognition - Distributors

Our distributors worldwide generally have broad price protection and product return rights, so we defer revenue recognition until the distributor sells the product to their customer.  Revenue is recognized when the distributor sells the product to an end-customer, at which time the sales price becomes fixed or determinable.  Revenue is not recognized upon shipment to our distributors since, due to discounts from list price as well as price protection rights, the sales price is not substantially fixed or determinable at that time.  At the time of shipment to these distributors, we record a trade receivable for the selling price as there is a legally enforceable right to payment, relieve inventory for the carrying value of goods shipped since legal title has passed to the distributor, and record the gross margin in deferred income on shipments to distributors on our condensed consolidated balance sheets.

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

We sell the majority of the items in our product catalog to our distributors worldwide at a uniform list price.  However, distributors resell our products to end customers at a very broad range of individually negotiated price points.  The majority of our distributors’ resales require a reduction from the original list price paid.  Often, under these circumstances, we remit back to the distributor a portion of their original purchase price after the resale transaction is completed in the form of a credit against the distributors’ outstanding accounts receivable balance.  The credits are on a per unit basis and are not given to the distributor until they provide information to us regarding the sale to their end customer.  The price reductions vary significantly based on the customer, product, quantity ordered, geographic location and other factors and discounts to a price less than our cost have historically been rare.  The effect of granting these credits establishes the net selling price to our distributors for the product and results in the net revenue recognized by us when the product is sold by the distributors to their end customers.  Thus, a portion of the “deferred income on shipments to distributors” balance represents the amount of distributors’ original purchase price that will be credited back to the distributor in the future.  The wide range and variability of negotiated price concessions granted to distributors does not allow us to accurately estimate the portion of the balance in the deferred income on shipments to distributors account that will be credited back to the distributors.  Therefore, we do not reduce deferred income on shipments to distributors or accounts receivable by anticipated future concessions; rather, price concessions are typically recorded against deferred income on shipments to distributors and accounts receivable when incurred, which is generally at the time the distributor sells the product.  At June 30, 2009, we had approximately $120.5 million of deferred revenue and $37.1 million in deferred cost of sales recognized as $83.4 million of deferred income on shipments to distributors.  At March 31, 2009, we had approximately $118.2 million of deferred revenue and $34.3 million in deferred cost of sales recognized as $83.9 million of deferred income on shipments to distributors.  The deferred income on shipments to distributors that will ultimately be recognized in our income statement will be lower than the amount reflected on the balance sheet due to additional price credits to be granted to the distributors when the product is sold to their customers.  These additional price credits historically have resulted in the deferred income approximating the overall gross margins that we recognize in the distribution channel of our business.

Distributor advances, reflected as a reduction of deferred income on shipments to distributors on our condensed consolidated balance sheets, totaled $46.3 million at June 30, 2009 and $37.6 million at March 31, 2009.  On sales to distributors, our payment terms generally require the distributor to settle amounts owed to us for an amount in excess of their ultimate cost.  The sales price to our distributors may be higher than the amount that the distributors will ultimately owe us because distributors often negotiate price reductions after purchasing the product from us and such reductions are often significant.  It is our practice to apply these negotiated price discounts to future purchases, requiring the distributor to settle receivable balances, on a current basis, generally within 30 days, for amounts originally invoiced.  This practice has an adverse impact on the working capital of our distributors.  As such, we have entered into agreements with certain distributors whereby we advance cash to the distributors to reduce the distributor’s working capital requirements.  These advances are reconciled at least on a quarterly basis and are estimated based on the amount of ending inventory as reported by the distributor multiplied by a negotiated percentage.  Such advances have no impact on our revenue recognition or our condensed consolidated statements of income.  We process discounts taken by distributors against our deferred income on shipments to distributors’ balance and true-up the advanced amounts generally after the end of each completed fiscal quarter.  The terms of these advances are set forth in binding legal agreements and are unsecured, bear no interest on unsettled balances and are due upon demand.  The agreements governing these advances can be cancelled by us at any time.

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

Share-Based Compensation

In the first quarter of fiscal 2007, we adopted SFAS No. 123R, which requires the measurement at fair value and recognition of compensation expense for all share-based payment awards, including grants of employee stock options, RSUs and employee stock purchase rights, to be recognized in our financial statements based on their respective grant date fair values.  Total share-based compensation during the three months ended June 30, 2009 was $9.1 million, of which $7.3 million was reflected in operating expenses.  Total share-based compensation reflected in cost of sales during the three months ended June 30, 2009 was $1.7 million.  Total share-based compensation included in our inventory balance was $4.8 million at June 30, 2009.

Determining the appropriate fair-value model and calculating the fair value of share-based awards at the date of grant requires judgment.  The fair value of our RSUs is based on the fair market value of our common stock on the date of grant discounted for expected future dividends.  We use the Black-Scholes option pricing model to estimate the fair value of employee stock options and rights to purchase shares under stock participation plans, consistent with the provisions of SFAS No. 123R.  Option pricing models, including the Black-Scholes model, also require the use of input assumptions, including expected volatility, expected life, expected dividend rate, and expected risk-free rate of return.  We use a blend of historical and implied volatility based on options freely traded in the open market as we believe this is more reflective of market conditions and a better indicator of expected volatility than using purely historical volatility.  The expected life of the awards is based on historical and other economic data trended into the future.  The risk-free interest rate assumption is based on observed interest rates appropriate for the terms of our awards.  The dividend yield assumption is based on our history and expectation of future dividend payouts.  SFAS No. 123R requires us to develop an estimate of the number of share-based awards which will be forfeited due to employee turnover.  Quarterly changes in the estimated forfeiture rate can have a significant effect on reported share-based compensation, as the effect of adjusting the rate for all expense amortization after April 1, 2006 is recognized in the period the forfeiture estimate is changed.  If the actual forfeiture rate is higher or lower than the estimated forfeiture rate, then an adjustment is made to increase or decrease the estimated forfeiture rate, which will result in a decrease or increase to the expense recognized in our financial statements.  If forfeiture adjustments are made, they would affect our gross margin, research and development expenses, and selling, general, administrative expenses.  The effect of forfeiture adjustments through the first quarter of fiscal 2010 was immaterial.

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

In periods where our production levels are substantially below our normal operating capacity, such as in the second half of fiscal 2009 and the first quarter of fiscal 2010, the reduced production levels of our manufacturing facilities are charged directly to cost of sales.

Investments

We classify our investments as trading securities or available-for-sale securities based upon management’s intent with regard to the investments and the nature of the underlying securities.

Our trading securities consist of strategic investments in shares of publicly traded common stock, restricted cash representing cash collateral for put options we have sold on one of our trading securities and ARS that we intend to dispose of through the exercise of a put option.  (See Note 4 to our condensed consolidated financial statements for further discussion of the put option.)  Our investments in trading securities are carried at fair value with unrealized gains and losses reported in Other, net, in the consolidated statements of income.

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

Income Taxes

As part of the process of preparing our condensed consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate.  This process involves estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes.  These differences result in deferred tax assets and liabilities, which are included within our condensed consolidated balance sheets.  We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income within the relevant jurisdiction and to the extent we believe that recovery is not likely, we must establish a valuation allowance.  We have not provided for a valuation allowance because we believe that it is more likely than not that our deferred tax assets will be recovered from future taxable income.  Should we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.  At June 30, 2009, our gross deferred tax asset was $71.0 million.

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

Property, Plant and Equipment

Property, plant and equipment are stated at cost.  Major renewals and improvements are capitalized, while maintenance and repairs are expensed when incurred.  At June 30, 2009, the carrying value of our property and equipment totaled $513.8 million, which represents 21.5% of our total assets.  This carrying value reflects the application of our property and equipment accounting policies, which incorporate estimates, assumptions and judgments relative to the useful lives of our property and equipment.  Depreciation is provided on a straight-line basis over the estimated useful lives of the related assets, which range from 5 to 7 years on manufacturing equipment, from 10 to 15 years on leasehold improvements and approximately 30 years on buildings.

We began production activities at Fab 4 on October 31, 2003.  We began to depreciate the Fab 4 assets as they were placed in service for production purposes.  As of June 30, 2009, all of the buildings and supporting facilities were being depreciated as well as the manufacturing equipment that had been placed in service.  All manufacturing equipment that was not being used in production activities was maintained in projects in process and is not being depreciated until it is placed into service since management believes there will be no change to its utility from the present time until it is placed into productive service.  The lives to be used for depreciating this equipment at Fab 4 will be evaluated at such time as the assets are placed in service.  We do not believe that the temporary idling of such assets has impaired the estimated life or carrying values of the underlying assets.

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

Junior Subordinated Convertible Debentures

We account for our junior subordinated convertible debentures and related provisions in accordance with the provisions of FASB Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement), Emerging Issues Task Force Issue (EITF) No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, EITF No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, EITF No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, EITF No. 01-6, The Meaning of “Indexed to a Company’s Own Stock”, and EITF No. 04-08, The Effect of Contingently Convertible Debt on Diluted Earnings Per Share.  We also evaluate the instruments in accordance with SFAS No. 133 (SFAS 133), Accounting for Derivative Instruments and Hedging Activities, which requires bifurcation of embedded derivative instruments and measurement of fair value for accounting purposes.  EITF No. 04-08 requires us to include the dilutive effect of the shares of our common stock issuable upon conversion of the outstanding junior subordinated convertible debentures in our diluted income per share calculation regardless of whether the market price trigger or other contingent conversion feature has been met.  We apply the treasury stock method as we have the intent and current ability to settle the principal amount of the junior subordinated convertible debentures in cash.  This method results in incremental dilutive shares when the average fair value of our common stock for a reporting period exceeds the conversion price per share which was $31.54 at June 30, 2009 and adjusts as dividends are recorded in the future.

Litigation

Our current estimated range of liability related to pending litigation is based on the probable loss of claims for which we can estimate the amount and range of loss.  Recorded reserves were not significant at June 30, 2009.

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

Results of Operations

The following table sets forth certain operational data as a percentage of net sales for the periods indicated:

	Three Months Ended June 30,
	2009	2008
Net sales	100.0%	100.0%
Cost of sales	50.0%	39.0%
Gross profit	50.0%	61.0%
Research and development	14.3%	11.8%
Selling, general and administrative	18.9%	16.9%
Special charge	0.6%	---%
Operating income	16.2%	32.3%

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

Our net sales for the quarter ended June 30, 2009 were $192.9 million, an increase of 11.4% from the previous quarter’s sales of $173.3 million, and a decrease of 28.1% from net sales of $268.2 million in the quarter ended June 30, 2008.  The increase in net sales in the quarter ended June 30, 2009 over the previous quarter was due primarily to improving semiconductor industry conditions and market share gains in our strategic product lines.  The decrease in net sales in the quarter ended June 30, 2009 compared to the quarter ended June 30, 2008 resulted primarily from adverse changes in global economic and end-market conditions across all of our product lines.  Average selling prices for our products were down approximately 5% for the three-month period ended June 30, 2009 over the corresponding period of the previous fiscal year.  The number of units of our products sold was down approximately 25% for the three-month period ended June 30, 2009 over the corresponding period of the previous fiscal year.  The average selling prices and the unit volumes of our sales are impacted by the mix of our products sold and overall semiconductor market conditions.  Key factors related to the amount of net sales during the three-month period ended June 30, 2009 include:

•	adverse global economic conditions in the markets we serve;
•	semiconductor industry conditions;
•	increasing semiconductor content in our customers’ products;
•	customers’ increasing needs for the flexibility offered by our programmable solutions;
•	our new product offerings that have increased our served available market;
•	continued market share gains; and
•	inventory holding patterns of our customers.

Sales by product line for the three months ended June 30, 2009 and 2008 were as follows (dollars in thousands):

	Three Months Ended June 30, (unaudited)
	2009	%	2008	%
Microcontrollers	$157,917	81.8%	$217,603	81.1%
Memory products	16,523	8.6%	28,437	10.6%
Analog and interface products	18,509	9.6%	22,132	8.3%
Total sales	$192,949	100.0%	$268,172	100.0%

Microcontrollers

Our microcontroller product line represents the largest component of our total net sales.  Microcontrollers and associated application development systems accounted for approximately 81.8% of our total net sales for the three-month period ended June 30, 2009 compared to approximately 81.1% of our total net sales for the three-month period ended June 2008.

Net sales of our microcontroller products decreased approximately 27.4% in the three-month period ended June 30, 2009 compared to the three-month period ended June 30, 2008.  This sales decrease was primarily due to adverse global economic conditions in the markets we serve and those factors described above.  The end markets that we serve include the consumer, automotive, industrial control, communications and computing markets.

Historically, average selling prices in the semiconductor industry decrease over the life of any particular product.  The overall average selling prices of our microcontroller products have remained relatively constant over time due to the proprietary nature of these products.  We have experienced, and expect to continue to experience pricing pressure in certain microcontroller product lines, primarily due to competitive conditions.  We have been able in the past, and expect to be able in the future, moderate average selling price declines in our microcontroller product lines by introducing new products with more features and higher prices.  We may be unable to maintain average selling prices for our microcontroller products as a result of increased pricing pressure in the future, which would adversely affect our operating results.

Memory Products

Sales of our memory products accounted for approximately 8.6% of our total net sales for the three-month period ended June 30, 2009 compared to approximately 10.6% of our total net sales for the three-month period ended June 30, 2008.

Net sales of our memory products decreased approximately 41.9% in the three-month period ended June 30, 2009 compared to the three-month period ended June 30, 2008.  This sales decrease was driven primarily by adverse global economic conditions and by customer demand conditions within the Serial EEPROM market which products comprise substantially all of our memory product net sales.

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

Analog and Interface Products

Sales of our analog and interface products accounted for approximately 9.6% of our total net sales for the three-month period ended June 30, 2009 compared to approximately 8.3% of our total net sales for the three-month period ended June 30, 2008.

Net sales of our analog and interface products decreased approximately 16.4% in the three-month period ended June 30, 2009 compared to the three-month period ended June 30, 2008.  This sales decrease was driven primarily by adverse global economic conditions which offset market share gains achieved within the analog and interface market.  Analog and interface products can be proprietary or non-proprietary in nature.  Currently, we consider more than half of our analog and interface product mix to be proprietary in nature, where prices are relatively stable, similar to the pricing stability experienced in our microcontroller products.  The non-proprietary portion of our analog and interface business will experience price fluctuations, driven primarily by the current supply and demand for those products.  We may be unable to maintain the average selling prices of our analog and interface products as a result of increased pricing pressure in the future, which would adversely affect our operating results.  We anticipate the proprietary portion of our analog and interface products will continue to increase over time.

Distribution

Distributors accounted for approximately 63% of our net sales in the three-month period ended June 30, 2009 and 64% of our net sales in the three-month period ended June 30, 2008.

Our largest distributor accounted for approximately 13% of our net sales in each of the three-month periods ended June 30, 2009 and June 30, 2008.

Generally, we do not have long-term agreements with our distributors and we, or our distributors, may terminate our relationships with each other with little or no advanced notice.  The loss of, or the disruption in the operations of, one or more of our distributors could reduce our future net sales in a given quarter and could result in an increase in inventory returns.

At June 30, 2009, our distributors maintained 38 days of inventory of our products which was flat to the number of days of inventory at March 31, 2009.  Over the past three fiscal years, the days of inventory maintained by our distributors have fluctuated between 31 days and 42 days.  We do not believe that inventory holding patterns at our distributors will materially impact our net sales, due to the fact that we recognize revenue based on sell-through for all our distributors.

Sales by Geography

Sales by geography for the three-month periods ended June 30, 2009 and 2008 were as follows (dollars in thousands):

	Three Months Ended June 30, (unaudited)
	2009	%	2008	%
Americas	$49,475	25.6%	$66,127	24.6%
Europe	49,521	25.7%	77,986	29.1%
Asia	93,953	48.7%	124,059	46.3%
Total sales	$192,949	100.0%	$268,172	100.0%

Our sales to foreign customers have been predominately in Asia and Europe, which we attribute to the manufacturing strength in those areas for automotive, communications, computing, consumer and industrial control products.  Americas sales include sales to customers in the U.S., Canada, Central America and South America.

Sales to foreign customers accounted for approximately 76% of our net sales in each of the three-month periods ended June 30, 2009 and June 30, 2008.  Substantially all of our foreign sales are U.S. dollar denominated.  Sales to customers in Asia have generally increased over time due to many of our customers transitioning their manufacturing operations to Asia and growth in demand from the emerging Asian market.  Our sales force in the Americas and Europe supports a significant portion of the design activity for products which are ultimately shipped to Asia.

Gross Profit

Our gross profit was $96.4 million in the three months ended June 30, 2009 and $163.6 million in the three months ended June 30, 2008.  Gross profit as a percentage of sales was 50.0% in the three months ended June 30, 2009 and 61.0% in the three months ended June 30, 2008.

The most significant factors affecting our gross profit percentage in the periods covered by this report were:

•	production levels below the range of normal capacity resulting in under absorption of fixed costs; and
•	inventory write-downs partially offset by sales of inventory that was previously written down.

Other factors that impacted gross profit percentage in the periods covered by this report include:

•	lower depreciation as a percentage of cost of sales;
•	fluctuations in the product mix of microcontrollers, proprietary and non-proprietary analog products and Serial EEPROM products resulting in lower overall average selling prices for our products; and
•	continual cost reductions in wafer fabrication and assembly and test manufacturing such as new manufacturing technologies and more efficient manufacturing techniques.

During the three-month period ended June 30, 2009, we operated at approximately 55% of our combined Fab 2 and Fab 4 installed capacity, compared to approximately 99% for the three-month period ended June 30, 2008.  During the third and fourth quarters of fiscal 2009, we reduced wafer starts at both Fab 2 and Fab 4 and implemented rotating unpaid time off at both fabrication facilities.  The reduction in wafer starts and rotating unpaid time off were implemented to help control inventory levels due to current and expected adverse economic conditions in the markets we serve.  The reduction in the production output from our wafer fabs continued in the first quarter of fiscal 2010.  During the second quarter of fiscal 2010, we expect our wafer fabs to continue to operate at levels which are significantly lower than peak levels.

As a result of significant reductions in demand and decreased production in our wafer fabs, approximately $12.1 million was charged to cost of sales in the three-month period ended June 30, 2009, as our production levels for the period were below the range of normal capacity.  There were no such charges in the three-month period ended June 30, 2008.  If production levels stay below our normal capacity, we will continue to charge cost of sales for the unabsorbed capacity.  Also charged to cost of sales during the quarter ended June 30, 2009 was $1.7 million of obsolescence reserve.  There were no such charges for the quarter ended June 30, 2008.  The increase in the obsolescence reserve charge was primarily due to decreased demand for our products related to the adverse global economic conditions.

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

Our overall inventory levels were $113.9 million at June 30, 2009 compared to $131.5 million at March 31, 2009.  We had 108 days of inventory on our balance sheet at June 30, 2009 compared to 134 days at March 31, 2009 and 110 days at June 30, 2008.

We anticipate that our gross margins will fluctuate over time, driven primarily by capacity utilization levels, the overall product mix of microcontroller, analog and interface and memory products and the percentage of net sales of each of these products in a particular quarter, as well as manufacturing yields, fixed cost absorption, and competitive and economic conditions in the markets we serve.

At June 30, 2009, approximately 70% of our assembly requirements were being performed in our Thailand facility, compared to approximately 67% at June 30, 2008.  Third-party contractors located in Asia perform the balance of our assembly operations.  Substantially all of our test requirements were being performed in our Thailand facility as of June 30, 2009 and June 30, 2008.  We believe that the assembly and test operations performed at our Thailand facility provide us with significant cost savings when compared to contractor assembly and test costs, as well as increased control over these portions of the manufacturing process.

We rely on outside wafer foundries for a portion of our wafer fabrication requirements.

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

Research and Development (R&D)

R&D expenses for the three months ended June 30, 2009 were $27.6 million, or 14.3% of sales, compared to $31.6 million, or 11.8% of sales, for the three months ended June 30, 2008.  We are committed to investing in new and enhanced products, including development systems software, and in our design and manufacturing process technologies.  We believe these investments are significant factors in maintaining our competitive position.  R&D costs are expensed as incurred.  Assets purchased to support our ongoing research and development activities are capitalized when related to products which have achieved technological feasibility or that have alternative future uses and are amortized over their expected useful lives.  R&D expenses include labor, depreciation, masks, prototype wafers, and expenses for the development of process technologies, new packages, and software to support new products and design environments.

R&D expenses decreased $3.9 million, or 12.4%, for the three months ended June 30, 2009 over the same period last year.  The primary reasons for the dollar decrease in R&D costs over this period were cost-cutting actions that began in the second half of fiscal 2009, including salary reductions, reductions in bonuses and lower travel costs.

Selling, General and Administrative

Selling, general and administrative expenses for the three months ended June 30, 2009 were $36.4 million, or 18.9% of sales, compared to $45.4 million, or 16.9% of sales, for the three months ended June 30, 2008.  Selling, general and administrative expenses include salary and other expenses related to field sales, marketing and administrative personnel, advertising and promotional expenditures and legal expenses.  Selling, general and administrative expenses also include costs related to our direct sales force and field applications engineers who work in sales offices worldwide to stimulate demand by assisting customers in the selection and use of our products.

Selling, general and administrative expenses decreased $9.0 million, or 19.9%, for the three months ended June 30, 2009 over the same period last year.  The primary reasons for the dollar decrease in selling, general and administrative costs over this period were cost-cutting actions that began in the second half of fiscal 2009, including salary reductions, reductions in bonuses and lower travel costs.

Special Charge

During the June 2009 quarter we agreed to the terms of a patent license with an unrelated third-party and signed an agreement on July 9, 2009.  The patent license settled alleged infringement claims.  The total payment made to the third-party in July 2009 was $1.4 million, $1.2 million of which was expensed in the first quarter of fiscal 2010 and the remaining $0.2 million was recorded as a prepaid royalty that will be amortized over the remaining life of the patent.

Other Income (Expense)

Interest income in the three-month period ended June 30, 2009 decreased to $3.3 million from $10.2 million in the three-month period ended June 30, 2008.  The primary reasons for the reduction in interest income were lower interest rates on our invested cash balances and higher auction rate security write-downs in the three-month period ended June 30, 2009 compared to the prior year period.  Interest expense related to our 2.125% junior subordinated convertible debentures in the three-month period ended June 30, 2009 was $7.5 million compared to $7.6 million in the three-month period ended June 30, 2008.  Other income, net in the three-month period ended June 30, 2009 was $5.7 million compared to other income, net of $2.7 million in the three-month period ended June 30, 2008.  The increase in other income, net was primarily related to a $5.4 million gain on trading securities during the three months ended June 30, 2009 as a result of market fluctuations in the value of our trading securities and put options as described in Note 4 to our condensed consolidated financial statements.

Provision for Income Taxes

The provision for income taxes reflects tax on foreign earnings and federal and state tax on U.S. earnings.  We had an effective tax rate of 16.2% for the three-month period ended June 30, 2009 and 18.1% for the three-month period ended June 30, 2008.  Our effective tax rate is lower than statutory rates in the U.S. due primarily to our mix of earnings in foreign jurisdictions with lower tax rates.

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

Liquidity and Capital Resources

We had $1,438.2 million in cash, cash equivalents and short-term and long-term investments at June 30, 2009, a decrease of $2.6 million from the March 31, 2009 balance.  The decrease in cash, cash equivalents and short-term and long-term investments over this time period is primarily attributable to cash generated from operating activities being offset by dividend payments in the three months ended June 30, 2009.

Net cash provided from operating activities was $115.0 million for the three-month period ended June 30, 2009 compared to $123.1 million for the three-month period ended June 30, 2008.  The decrease in cash flow from operations in the three-month period ended June 30, 2009 compared to the three-month period ended June 30, 2008 was primarily due to lower net income in the three-month period ended June 30, 2009.

During the three months ended June 30, 2009, net cash provided by investing activities was $77.0 million.  During the three months ended June 30, 2008, net cash provided by investing activities was $139.8 million.  The decrease in net cash provided by investing activities was due primarily to changes in our net purchases, sales and maturities of short-term and long-term investments and higher capital expenditures in the three-month period ended June 30, 2008.

Net cash used in financing activities was $61.4 million for the three months ended June 30, 2009 compared to net cash used in financing activities of $65.0 million for the three months ended June 30, 2008.  Proceeds from the exercise of stock options and employee purchases under our employee stock purchase plans were $0.5 million for the three months ended June 30, 2009 and $14.4 million for the three months ended June 30, 2008.  We paid cash dividends to our shareholders of $62.0 million in the three months ended June 30, 2009 and $61.0 million in the three months ended June 30, 2008.  Excess tax benefits from share-based payment arrangements were $5.2 million in the three months ended June 30, 2008.  There were no excess tax benefits from share-based payment arrangements in the three months ended June 30, 2009.

Our level of capital expenditures varies from time to time as a result of actual and anticipated business conditions.  Capital expenditures in the three months ended June 30, 2009 were $3.8 million compared to $21.7 million for the three months ended June 30, 2008.  Capital expenditures are primarily for the expansion of production capacity and the addition of research and development equipment.  We currently intend to spend approximately $20.0 million during the next twelve months to invest in equipment and facilities to maintain, and selectively increase, capacity to meet our currently anticipated needs.

We expect to finance capital expenditures through our existing cash balances and cash flows from operations.  We believe that the capital expenditures anticipated to be incurred over the next twelve months will provide sufficient manufacturing capacity to meet our currently anticipated needs.

We enter into derivative transactions from time to time in an attempt to reduce our exposure to currency rate fluctuations.  Although none of the countries in which we conduct significant foreign operations has had a highly inflationary economy in the last five years, there is no assurance that inflation rates or fluctuations in foreign currency rates in countries where we conduct operations will not adversely affect our operating results in the future.  At June 30, 2009, we had no foreign currency forward contracts outstanding.

On December 11, 2007, we announced that our Board of Directors had authorized the repurchase of up to an additional 10.0 million shares of our common stock in the open market or in privately negotiated transactions. As of June 30, 2009, we had repurchased 7.5 million shares under this 10.0 million share authorization for a total of $234.7 million.  There is no expiration date associated with this program.

As of June 30, 2009, approximately 35.9 million shares of our common stock remained as treasury shares with the balance of the repurchased shares being used to fund share issuance requirements under our equity incentive plans. The timing and amount of future repurchases will depend upon market conditions, interest rates, and corporate considerations.

On October 28, 2002, we announced that our Board of Directors had approved and instituted a quarterly cash dividend on our common stock.  A quarterly dividend of $0.339 per share was paid on June 4, 2009 in the aggregate amount of $62.0 million.  A quarterly dividend of $0.339 per share was declared on August 6, 2009 and will be paid on September 3, 2009 to stockholders of record as of August 20, 2009.  We expect the aggregate September 2009 cash dividend to be approximately $62.2 million.  Our Board is free to change our dividend practices at any time and to increase or decrease the dividend paid, or not to pay a dividend on our common stock on the basis of our results of operations, financial condition, cash requirements and future prospects, and other factors deemed relevant by our Board.  Our current intent is to provide for ongoing quarterly cash dividends depending upon market conditions and our results of operations.

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

Contractual Obligations

There have not been any material changes in our contractual obligations from what we disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2009.

Off-Balance Sheet Arrangements

As of June 30, 2009, we are not involved in any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Recently Issued Accounting Pronouncements

For a description of recently issued accounting pronouncements, refer to Note 2 of the Notes to Condensed Consolidated Financial Statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our investment portfolio, consisting of fixed income securities, money market funds, and cash deposits that we hold on an available-for-sale basis, was $1,367.0 million as of June 30, 2009 compared to $1,318.3 million as of March 31, 2009, and our trading securities totaled $71.1 million as of June 30, 2009 compared to $122.5 million as of March 31, 2009.  The available-for-sale securities, like all fixed income instruments, are subject to interest rate risk and will decline in value if market interest rates increase.  We have the ability to hold our fixed income investments until maturity and, therefore, we would not expect to recognize any material adverse impact in income or cash flows if market interest rates increase.

At June 30, 2009, $56.8 million of original purchase value of our investment portfolio was invested in ARS.  Historically, the carrying value of ARS approximated due to the frequent resetting of the interest rates.  If an auction fails for amounts we have invested, our investment will not be liquid.  With the continuing liquidity issues experienced in the global credit and capital markets, our ARS have experienced multiple failed auctions.  In September 2007 and February 2008, auctions for $24.9 million and $34.8 million, respectively, of the original purchase value of our investments in ARS had failed.  While we continue to earn interest on these investments based on a pre-determined formula with spreads tied to particular interest rate indices, the estimated market value for a portion of these ARS no longer approximates the original purchase value.

At June 30, 2009, the $24.9 million of ARS that failed during September 2007 carried ratings between A- and B by Standard & Poors compared to ratings between A and B at March 31, 2009.  All but $2.5 million of the securities possess credit enhancement in the form of insurance for principal and interest.  The underlying characteristics of $22.4 million of these ARS relate to servicing statutory requirements in the life insurance industry and $2.5 million relate to a specialty finance company whose counterparty rating was downgraded to Ba1 from Baa1 by Moody’s during May 2009.  Moody’s also downgraded the $2.5 million specialty finance company issue we own to Caa3 during December 2008.  Additionally, Moody’s downgraded $7.5 million of the $22.4 million of ARS related to servicing statutory requirements in the life insurance industry from Aa3 to Baa1 during the quarter ended December 31, 2008.  During the first week of January 2009, Moody’s downgraded other issues which we do not own from the same issuer of the $7.5 million ARS to D and simultaneously cited their expectation that the series owned by us would have interest payment shortfalls, but that any shortfalls would be paid by the insurer and the ratings on the notes would then become based on the rating of the insurer.  The issuer announced a default as expected in early January 2009 and interest has continuously been paid by the insurer and posted to our account since that time.  During the quarter ended June 30, 2009, the insurer was downgraded by Standard and Poors to BBB from A as of March 31, 2009.  All rating change actions have been factored into the fair value estimates for the period ending June 30, 2009.

The $24.9 million in failed auctions have continued to fail through the filing date of this report.  As a result, we will not be able to access such funds until a future auction on these investments is successful.  The fair value of the failed ARS has been estimated based on market information and estimates determined by management and could change significantly based on market conditions.  We evaluated the impairments in the value of these ARS, determining our intent to sell these securities prior to the recovery of our amortized cost basis resulted in the securities being other-than-temporarily impaired and have recognized an impairment charge on these investments of $1.3 million in the quarter ended June 30, 2009 and an aggregate of $6.0 million in fiscal years 2009 and 2008.

The $34.8 million of ARS that failed during February 2008 are investments in student loan-backed ARS.  Approximately $0.1 million and $2.9 million of these ARS were redeemed at par by the issuers in the quarter ended June 30, 2009 and in fiscal 2009, respectively, reducing our overall position to $31.9 million.  Based upon our evaluation of available information, we believe these investments are of high credit quality, as all of the investments carry AAA credit ratings by one or more of the major credit rating agencies and are largely backed by the federal government (Federal Family Education Loan Program).  The fair value of the failed ARS has been estimated based on market information and estimates determined by management and could change significantly based on market conditions.  If the issuers are not able to successfully close future auctions or over time are not able to obtain more favorable financing options for their debt issuance needs, including refinancing these obligations into lower rate securities, the market value of these investments could be negatively impacted.

In November 2008, we executed an ARS rights agreement (the Rights) with the broker through which we purchased the $31.9 million in ARS that provides (1) us with the right to put these ARS back to the broker at par anytime during the period from June 30, 2010 through July 2, 2012, and (2) the broker with the right to purchase or sell the ARS at par on our behalf anytime through July 2, 2012.  We accounted for the acceptance of the Rights as the receipt of a put option for no consideration and recognized a gain with a corresponding recognition as a long-term investment.  We elected to measure the Rights under the fair value option of SFAS No. 159 and will record changes in the fair value of the Rights in earnings, as the Rights do not provide for net settlement and therefore are not otherwise marked to fair value as derivatives.  We simultaneously recognized an other-than-temporary impairment loss of $5.5 million as we no longer intend to hold these ARS until the fair value recovers, which was recorded in other comprehensive loss in prior quarters.  We have reclassified the ARS from available-for-sale to trading securities and future changes in fair value are being recorded in earnings.  During the first quarter of fiscal 2010, we estimated the fair value of the ARS increased by $0.2 million offset by a change in the fair value of the related Rights of $0.2 million, with no net impact to our income statement.  We expect any future changes in the fair value of the ARS to be largely offset by changes in the fair value of the related Rights without any significant net impact to our income statement.  We will continue to measure the ARS and the Rights at fair value (utilizing Level 3 inputs) until the earlier of its maturity or exercise.

We continue to monitor the market for ARS and consider its impact, if any, on the fair market value of our investments.  If the market conditions deteriorate further, we may be required to record additional impairment charges.  We intend to sell the $24.9 million of ARS.  We intend and have the ability to hold the $31.9 million of ARS until June 30, 2010 when we have the right to sell the auction rates at par to the broker.  We do not anticipate having to sell these securities to fund the operations of our business.  We believe that, based on our current unrestricted cash, cash equivalents and short-term investment balances, the current lack of liquidity in the credit and capital markets will not have a material impact on our liquidity, cash flow or ability to fund our operations.

Our investment in marketable equity securities at June 30, 2009 consists of shares of common stock, the value of which is determined by the closing price of such shares on the respective markets on which the shares are traded as of the balance sheet date. These investments are classified as trading securities and accounted for under the provisions of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. The market value of these investments was approximately $29.8 million at June 30, 2009 compared to our cost basis of approximately $26.9 million. The value of our investment in marketable equity securities would be materially impacted if there were a significant change in the market price of the shares. A hypothetical 30% favorable or unfavorable change in the stock prices compared to the stock prices at June 30, 2009 would have affected the value of our investments in marketable equity securities by approximately $8.9 million. Additionally, we have sold put options on one of our trading securities, which are recorded as accrued liabilities, and are marked to market value.  A decline in the stock price of the underlying security prior to the expiration date of the puts would cause an increase to the liability, which would result in a charge to our results of operations, and could result in the puts being exercised by the holder.  If the puts are exercised by the holder, we could be required to pay up to $9.4 million for additional shares of common stock, at a price potentially in excess of the then fair market value of the common stock.  A hypothetical 30% unfavorable change in the stock price of the trading security on which we have sold the puts, compared to the stock price at June 30, 2009 could potentially result in the puts being exercised and would result in our paying $9.4 million to acquire the shares of common stock.  The stock would then be marked to market value, reducing the value of our investment by approximately $1.8 million.  (See Note 4 to our condensed consolidated financial statements for additional information about our investments in marketable equity securities.)

We have international operations and are thus subject to foreign currency rate fluctuations.  To date, our exposure related to exchange rate volatility has not been material to our operating results.  Approximately 99% of our sales are denominated in U.S. dollars.  We maintain hedges related to the net of our asset and liability foreign currency exposure as we determine to be appropriate.  As of June 30, 2009, there were no foreign currency derivatives outstanding compared to $3.4 million of foreign currency derivatives outstanding at June 30, 2008.  If foreign currency rates fluctuate by 15% from the rates at June 30, 2009, the effect on our financial position and results of operation would be immaterial.

During the normal course of business we are routinely subjected to a variety of market risks, examples of which include, but are not limited to, interest rate movements, foreign currency fluctuations and collectability of accounts receivable.  We continuously assess these risks and have established policies and procedures to protect against the adverse effects of these and other potential exposures.  Although we do not anticipate any material losses in these risk areas, no assurance can be made that material losses will not be incurred in these areas in the future.  The continuing adverse economic conditions and fluctuations in the global credit and equity markets may adversely affect our financial position and results of operations.

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

Changes in Internal Control over Financial Reporting

During the three months ended June 30, 2009, there was no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II.  OTHER INFORMATION

Item 1.	Legal Proceedings

In the ordinary course of our business, we are involved in a limited number of legal actions, both as plaintiff and defendant, and could incur uninsured liability in any one or more of them.  We also periodically receive notifications from various third parties alleging infringement of patents, intellectual property rights or other matters.  With respect to pending legal actions to which we are a party, although the outcome of these actions is not presently determinable, we believe that the ultimate resolution of these matters will not harm our business and will not have a material adverse effect on our financial position, cash flows or results of operations.  Litigation relating to the semiconductor industry is not uncommon, and we are, and from time to time have been, subject to such litigation.   No assurances can be given with respect to the extent or outcome of any such litigation in the future.

On April 18, 2008, LSI Logic and its wholly owned subsidiary Agere, filed both an action with the International Trade Commission and a complaint in the U.S. District Court of the Eastern District of Texas alleging patent infringement by Microchip and 22 other semiconductor and foundry companies.  In the first quarter of fiscal 2010, we reached a settlement agreement with LSI Logic to resolve these matters.

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

We believe that period-to-period comparisons of our operating results are not necessarily meaningful and that you should not rely upon any such comparisons as indications of future performance. In future periods our operating results may fall below our public guidance or the expectations of public market analysts and investors, which would likely have a negative effect on the price of our common stock.  The continued adverse economic conditions have adversely impacted our operating results and makes comparability between periods less meaningful.

Our operating results will suffer if we ineffectively utilize our manufacturing capacity or fail to maintain manufacturing yields.

The manufacture and assembly of integrated circuits, particularly non-volatile, erasable CMOS memory and logic devices such as those that we produce, are complex processes.  These processes are sensitive to a wide variety of factors, including the level of contaminants in the manufacturing environment, impurities in the materials used, the performance of our wafer fabrication personnel and equipment, and other quality issues.  As is typical in the semiconductor industry, we have from time to time experienced lower than anticipated manufacturing yields.  Our operating results will suffer if we are unable to maintain yields at approximately the current levels.  This could include delays in the recognition of revenue, loss of revenue or future orders, and customer-imposed penalties for failure to meet contractual shipment deadlines.  Our operating results are also adversely affected when we operate at less than optimal capacity.  In the quarter ended March 31, 2009, we reduced wafer starts in both Fab 2 and Fab 4, implemented rotating unpaid time off and had multiple planned shutdowns in our Thailand facility.  These actions continued in the quarter ended June 30, 2009.  These actions were implemented to help control inventory levels in response to current and expected adverse economic conditions.  This lower capacity utilization resulted in certain costs being charged directly to expense and lower gross margins.  We are unable to predict when we will be able to return to more optimal levels of capacity utilization.

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

Sales through distributors accounted for approximately 64% of our net sales in fiscal 2009 and approximately 63% of our net sales in the first three months of fiscal 2010.  Our largest distributor accounted for approximately 14% of our net sales in fiscal 2009 and approximately 13% of our net sales in the first three months of fiscal 2010.  We do not have long-term agreements with our distributors and we and our distributors may each terminate our relationship with little or no advance notice.

Continued adverse conditions in the U.S. and global economies and in the U.S. and global credit markets could materially impact the operations of our distributors.  Any deterioration in the financial condition of our distributors or any disruption in the operations of our distributors could adversely impact the flow of our products to our end customers and adversely impact our results of operation.  In addition, during an industry and/or economic downturn, such as the current recession, it is possible there will be an oversupply of products and a decrease in sell-through of our products by our distributors which could reduce our net sales in a given period and result in an increase in inventory returns.

Recent credit and equity market conditions have adversely impacted our holdings of auction rate securities, investments and trading securities which has had a material adverse impact on our results of operations.

At June 30, 2009, $45.7 million of the fair value of our investment portfolio was invested in ARS.  Historically, the carrying value of ARS approximated fair value due to the frequent resetting of the interest rates.  With the continuing liquidity issues in the global credit and capital markets, our ARS have experienced multiple failed auctions.  As a result, we will not be able to access such funds until a future auction on these investments is successful.  In November 2008, we executed an ARS rights agreement (the Rights) with the broker through which we purchased the $31.9 million in ARS that provides (1) us with the right to put these ARS back to the broker at par anytime during the period from June 30, 2010 through July 2, 2012, and (2) the broker with the right to purchase or sell the ARS at par on our behalf anytime through July 2, 2012.  We accounted for the acceptance of the Rights as the receipt of a put option for no consideration and recognized a gain with a corresponding recognition as a long-term investment.  We elected to measure the Rights under the fair value option of SFAS No. 159 and will record changes in the fair value of the Rights in earnings, as the Rights do not provide for net settlement and therefore are not otherwise marked to fair value as derivatives.  We simultaneously recognized an other-than-temporary impairment loss of $5.5 million as we no longer intend to hold the ARS to a time where the fair value recovers, which was recorded in other comprehensive loss in prior quarters.  We have reclassified the ARS from available-for-sale to trading securities and future changes in fair value will be recorded in earnings.  We expect any future changes in the fair value of the ARS to be largely offset by changes in the fair value of the related Rights without any significant net impact to our income statement.  We will continue to measure the ARS and the Rights at fair value (utilizing Level 3 inputs) until the earlier of its maturity or exercise.

The fair value of the failed ARS has been estimated based on market information and estimates determined by management and could change significantly based on market conditions.  Based on the estimated values, we concluded these investments were other than temporarily impaired and recognized an impairment charge on these investments of $1.3 million in the quarter ended June 30, 2009 and an aggregate of $6.0 million in fiscal years 2009 and 2008.  If the issuers are unable to successfully close future auctions or if their credit ratings deteriorate further, we may be required to further adjust the carrying value of the investments through an additional impairment charge to earnings.

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

Our investment in marketable equity securities at June 30, 2009 consists of shares of common stock, the value of which is determined by the closing prices of such shares on the respective markets on which the shares are traded as of the balance sheet date.  These investments are classified as trading securities and accounted for under the provisions of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities.  The market value of these investments was approximately $29.8 million at June 30, 2009 compared to our cost basis of approximately $26.9 million.  The value of our investment in marketable equity securities would be materially impacted if there were a significant change in the market price of the shares.  Additionally, we have sold put options on one of our trading securities, which are recorded as accrued liabilities, and are marked to market value.  A decline in the stock price of the underlying security prior to the expiration date of the puts would cause an increase to the liability, which would result in a charge to our results of operations, and could result in the puts being exercised by the holder.  If the puts are exercised by the holder, we could be required to pay up to $9.4 million for additional shares of common stock, at a price potentially in excess of the then fair market value of the common stock which would result in a charge to our results of operations.  As a result, any fluctuations in the value of our marketable securities could result in unexpected fluctuations in our financial results.

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

The semiconductor industry is characterized by seasonality and wide fluctuations of supply and demand.  Since a significant portion of our revenue is from consumer markets and international sales, our business may be subject to seasonally lower revenues in the third and fourth quarters of our fiscal year.  However, fluctuations in our overall business in certain recent periods, semiconductor industry conditions and adverse global economic conditions have had a more significant impact on our results than seasonality, and have made it difficult to assess the impact of seasonal factors on our business.  The industry has also experienced significant economic downturns, characterized by diminished product demand and production over-capacity.  We have sought to reduce our exposure to this industry cyclically by selling proprietary products that cannot be easily or quickly replaced to a geographically diverse base of customers across a broad range of market segments.  However, we have experienced substantial period-to-period fluctuations in operating results and expect, in the future, to experience period-to-period fluctuations in operating results due to general industry or economic conditions.  In particular, our business and operating results have been adversely impacted by continuing adverse global economic conditions.

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

It is also possible that from time to time we may be subject to claims related to the performance or use of our products.  These claims may be due to products’ nonconformance to our specifications, or specifications agreed upon with the customer, changes in our manufacturing processes, and unexpected end customer system issues due to the interaction with our products or insufficient design or testing by our customers.  We could incur significant expenses related to such matters, including, but not limited to:

•	costs related to writing off the value of inventory of nonconforming products;
•	recalling nonconforming products;
•	providing support services, product replacements, or modification to products and the defense of such claims;
•	diversion of resources from other projects;
•	lost revenue or a delay in the recognition of revenue due to cancellation of orders and unpaid receivables;
•	customer imposed fines or penalties for failure to meet contractual requirements; and
•	a requirement to pay damages.

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

We do not typically enter into long-term contracts with our customers and we cannot be certain about future order levels from our customers.  When we do enter into customer contracts, the contract is generally cancelable at the convenience of the customer.  Even though we have over 60,000 customers and our ten largest direct customers made up approximately 9% of our total revenue for the three months ended June 30, 2009, cancellation of customer contracts could have an adverse financial impact on our revenue and profits.

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

Sales to foreign customers account for a substantial portion of our net sales.  During fiscal 2009, approximately 75% of our net sales were made to foreign customers.  During the first three months of fiscal 2010, approximately 76% of our net sales were made to foreign customers.  We purchase a substantial portion of our raw materials and equipment from foreign suppliers.  In addition, we own product assembly and testing facilities located near Bangkok, Thailand, which has experienced periods of political uncertainty in the past.  We also use various foreign contractors for a portion of our assembly and testing and for a portion of our wafer fabrication requirements.  Substantially all of our finished goods inventory is maintained in Thailand.

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

Fluctuations in foreign currency could impact our operating results.  We use forward currency exchange contracts to reduce the adverse earnings impact from the effect of exchange rate fluctuations on our non-U.S. dollar net balance sheet exposures.  Nevertheless, in periods when the U.S. dollar significantly fluctuates in relation to the non-U.S. currencies in which we transact business, the value of our non-U.S. dollar transactions can have an adverse effect on our results of operations and financial condition.

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

We have insurance contracts with independent insurance companies related to many different types of risk; however, we self-insure for some potentially significant risks and obligations. In these circumstances, we have determined that it is more cost effective to self-insure certain risks than to pay the high premium costs.  The risks and exposures that we self-insure include, but are not limited to, certain property, product defects, political risks, and patent infringement.  Should there be a loss or adverse judgment or other decision in an area for which we are self-insured, then our financial condition, result of operations and liquidity may be adversely affected.

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

Over the past few years, there has been an expansion in environmental laws focusing on reducing or eliminating hazardous substances in electronic products.  For example, the EU RoHS Directive provided that beginning on July 1, 2006, electronic products sold into Europe were required to meet stringent chemical restrictions, including the absence of lead. Other countries, such as the U.S., China and Korea, have enacted or may enact laws or regulations similar to those of the EU.  These and other future environmental regulations could require us to reengineer certain of our existing products and may make it more expensive for us to manufacture and sell our products.  Over the last several years, the number and complexity of laws focused on the energy efficiency of electronic products and accessories; the recycling of electronic products; and the reduction in quantity and the recycling of packaging materials have expanded significantly.  It may be difficult for us to timely comply with these laws and we may not have sufficient quantities of compliant products to meet customers’ needs, thereby adversely impacting our sales and profitability.  We may also have to write off inventory in the event that we hold inventory that is not saleable as a result of changes to regulations.  We expect these risks and trends to continue.  In addition, we anticipate increased customer requirements to meet voluntary criteria related to the reduction or elimination of hazardous substances in our products and energy efficiency measures.

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

We may consider strategic acquisitions if such opportunities arise.  Any transactions that we consider may involve a number of risks including the diversion of our management’s attention from our existing business or possible adverse effects on our operating results during the integration process for those transactions that we complete.  In addition, we may not be able to successfully or profitably integrate, operate, maintain and manage any newly acquired operations or employees.  We may not be able to maintain uniform standards, controls, procedures and policies, which may lead to operational inefficiencies.

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

Our reported financial results may be adversely affected by new accounting pronouncements or changes in existing accounting standards and practices.

We prepare our financial statements in conformity with accounting principles generally accepted in the U.S. These accounting principles are subject to interpretation by the FASB, the SEC and various organizations formed to interpret and create appropriate accounting standards and practices.  New accounting pronouncements and varying interpretations of accounting standards and practices have occurred and may occur in the future. New accounting pronouncements or a change in the interpretation of existing accounting standards or practices may have a significant effect on our reported financial results and may even affect our reporting of transactions completed before the change is announced or effective.

Recently proposed U.S. tax legislation regarding our foreign earnings could materially and adversely impact our business and financial results.

Currently, a majority of our revenue is generated from customers located outside the U.S., and a substantial portion of our assets, including employees, are located outside the U.S.  Present U.S. income taxes and foreign withholding taxes have not been provided on undistributed earnings for certain of our non-U.S. subsidiaries, because such earnings are intended to be indefinitely reinvested in the operations of those subsidiaries.  President Obama’s administration has recently announced initiatives that would substantially reduce our ability to defer U.S. taxes including repealing the deferral of U.S. taxation of foreign earnings, eliminating utilization of or substantially reducing our ability to claim foreign tax credits, and eliminating various tax deductions until foreign earnings are repatriated to the U.S.  If any of these proposals become law, they could have a material negative impact on our financial position and results of operations.

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

MICROCHIP TECHNOLOGY INCORPORATED

Date: August 10, 2009	By: /s/ J. Eric Bjornholt
J. Eric Bjornholt
Vice President and Chief Financial Officer
(Duly Authorized Officer, and
Principal Financial and Accounting Officer)