Form 10-Q
period 2009-09-30
MICROCHIP TECHNOLOGY INC
filed 2009-11-06
CIK 827054

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  (Check One)

Yes  ☐                 No  ☒

Shares Outstanding of Registrant's Common Stock
Class	Outstanding at October 30, 2009
Common Stock, $0.001 par value	183,591,698 shares

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES

Item 1.              Financial Statements

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

ASSETS
	September 30,	As adjusted March 31,
	2009	2009
	(Unaudited)	(See Notes 1 and 2)
Cash and cash equivalents	$541,045	$446,329
Short-term investments	822,949	943,616
Accounts receivable, net	106,651	88,525
Inventories	108,451	131,510
Prepaid expenses	14,055	11,447
Deferred tax assets	78,076	75,681
Other current assets	56,229	51,736
Total current assets	1,727,456	1,748,844

Property, plant and equipment, net	497,958	531,687
Long-term investments	108,729	50,826
Goodwill	36,165	36,165
Intangible assets, net	28,775	25,718
Other assets	19,202	18,526

Total assets	$2,418,285	$2,411,766

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable	$33,926	$29,228
Accrued liabilities	50,163	42,486
Deferred income on shipments to distributors	86,261	83,931
Total current liabilities	170,350	155,645

Junior convertible debentures	337,403	334,184
Long-term income tax payable	75,522	70,051
Deferred tax liability	372,700	365,734
Other long-term liabilities	3,993	3,834

Stockholders' equity:

Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued or outstanding	---	---

Common stock, $0.001 par value; 450,000,000 shares authorized, 218,789,994 shares issued and 183,578,105 shares outstanding at September 30, 2009; 218,789,994 shares issued and 182,769,124 shares outstanding at March 31, 2009	184	183
Additional paid-in capital	1,276,206	1,273,876
Retained earnings	1,247,094	1,299,317
Accumulated other comprehensive income	4,349	4,312
Common stock held in treasury: 35,211,889 shares at September 30, 2009; 36,020,870 shares at March 31, 2009	(1,069,516)	(1,095,370)
Total stockholders’ equity	1,458,317	1,482,318

Total liabilities and stockholders’ equity	$2,418,285	$2,411,766
See accompanying notes to condensed consolidated financial statements

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2009	As Adjusted 2008	2009	As Adjusted 2008
		(See Note 2)		(See Note 2)
Net sales	$226,661	$269,706	$419,610	$537,878
Cost of sales (1)	103,321	105,553	199,835	210,128
Gross profit	123,340	164,153	219,775	327,750

Operating expenses:
Research and development (1)	29,568	31,343	57,204	62,895
Selling, general and administrative (1)	41,046	45,629	77,429	91,042
Special charge	---	---	1,238	---
	70,614	76,972	135,871	153,937

Operating income	52,726	87,181	83,904	173,813
Other income (expense):
Interest income	4,479	10,152	7,781	20,351
Interest expense	(8,030)	(6,870)	(15,549)	(14,512)
Other, net	2,107	1,671	7,801	4,416
Income before income taxes	51,282	92,134	83,937	184,068
Income tax provision	6,797	16,414	12,084	32,801
Net income	$44,485	$75,720	$71,853	$151,267

Basic net income per common share	$0.24	$0.41	$0.39	$0.82
Diluted net income per common share	$0.24	$0.40	$0.39	$0.80
Dividends declared per common share	$0.339	$0.338	$0.678	$0.668
Basic common shares outstanding	183,190	183,615	183,023	184,139
Diluted common shares outstanding	186,922	187,936	186,224	189,493

(1) Includes share-based compensation expense as follows:
Cost of sales	$1,869	$2,053	$3,579	$3,678
Research and development	3,108	2,640	6,097	5,075
Selling, general and administrative	4,523	3,800	8,822	7,439

See accompanying notes to condensed consolidated financial statements

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended September 30,
	2009	As adjusted 2008
Cash flows from operating activities:		(See Note 2)
Net income	$71,853	$151,267
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	45,298	48,181
Deferred income taxes	5,545	8,534
Share-based compensation expense related to equity incentive plans	18,498	16,192
Tax benefit from equity incentive plans	716	9,350
Excess tax benefit from share-based compensation	(709)	(8,555)
Convertible debt derivatives - revaluation and amortization	152	(624)
Amortization of convertible debenture issuance costs	247	383
Gain on sale of assets	---	(98)
Special charge	1,238	---
(Purchases)/sales of trading securities, net	86,970	(15,945)
Gain on trading securities	(7,425)	(4,060)
Unrealized impairment loss on available-for-sale investments	1,642	1,196
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(18,126)	17,431
Decrease (increase) in inventories	23,050	(2,962)
Increase in deferred income on shipments to distributors	2,330	8,066
Increase in accounts payable and accrued liabilities	11,137	22,332
Change in other assets and liabilities	676	16,799
Net cash provided by operating activities	243,092	267,487

Cash flows from investing activities:
Purchases of available-for-sale investments	(551,394)	(344,992)
Sales and maturities of available-for-sale investments	532,034	183,028
Investment in other assets	(4,893)	(596)
Proceeds from sale of assets	---	144
Capital expenditures	(9,733)	(68,016)
Net cash used in investing activities	(33,986)	(230,432)

Cash flows from financing activities:
Payment of cash dividend	(124,074)	(123,145)
Repurchase of common stock	---	(123,929)
Proceeds from sale of common stock	8,975	25,466
Excess tax benefit from share-based compensation	709	8,555
Net cash used in financing activities	(114,390)	(213,053)
Net increase (decrease) in cash and cash equivalents	94,716	(175,998)
Cash and cash equivalents at beginning of period	446,329	487,736
Cash and cash equivalents at end of period	$541,045	$311,738

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC).  In the opinion of management, all adjustments of a normal recurring nature which are necessary for a fair presentation have been included.  Certain information and footnote disclosures normally included in audited consolidated financial statements have been condensed or omitted pursuant to such SEC rules and regulations.  It is suggested that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2009.  The results of operations for the three and six months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2010 or for any other period.

Subsequent events have been evaluated through November 6, 2009, which is the date the financial statements were issued.

(2)	Adopted and Recently Issued Accounting Pronouncements

Accounting Standards Codification. Effective July 1, 2009, the Financial Accounting Standards Board's (FASB) Accounting Standards Codification (ASC) became the single official source of authoritative, nongovernmental generally accepted accounting principles (GAAP) in the United States.  The historical GAAP hierarchy was eliminated and the ASC became the only level of authoritative GAAP, other than guidance issued by the Securities and Exchange Commission.  The codification was effective for interim and annual reporting periods ending after September 15, 2009, except for certain nonpublic nongovernmental entities.  The Company's accounting policies were not affected by the conversion to ASC.  However, references to specific accounting standards in the footnotes to the Company's consolidated financial statements have been changed to refer to the appropriate section of ASC.

Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion.  On April 1, 2009, the Company adopted the Cash Conversion Subsections of ASC Subtopic 470-20, Debt with Conversion and Other Options – Cash Conversion (the Cash Conversion Subsections), which clarify the accounting for convertible debt instruments that may be settled in cash (including partial cash settlement) upon conversion.  The Cash Conversion Subsections require issuers to account separately for the liability and equity components of certain convertible debt instruments in a manner that reflects the issuer's nonconvertible debt (unsecured debt) borrowing rate when interest cost is recognized.  The Cash Conversion Subsections require bifurcation of a component of the debt, classification of that component in equity and the accretion of the resulting discount on the debt to be recognized as part of interest expense in the Company's consolidated statements of operations.

The Cash Conversion Subsections require retrospective application to the terms of instruments as they existed for all periods presented.  The adoption of the Cash Conversion Subsections affects the accounting for the Company's 2.125% junior subordinated convertible debentures issued in December 2007 and due in December 2037.  The retrospective application of this guidance affects the Company's fiscal years 2008 and 2009.

The following table sets forth the effect of the retrospective application of the Cash Conversion Subsections on certain previously reported line items (in thousands, except per share data):

Condensed Consolidated Statements of Income:
	Three Months Ended September 30, 2008		Six Months Ended September 30, 2008
	As Reported	As Adjusted	As Reported	As Adjusted
Interest expense	$(5,582)	$(6,870)	$(11,983)	$(14,512)
Income before income taxes	$93,422	$92,134	$186,597	$184,068
Income tax provision	$16,910	$16,414	$33,775	$32,801
Net income	$76,512	$75,720	$152,822	$151,267
Basic net income per common share	$0.42	$0.41	$0.83	$0.82
Diluted net income per common share	$0.41	$0.40	$0.81	$0.80

Condensed Consolidated Balance Sheet:
	March 31, 2009
	As Reported	As Adjusted
Deferred tax assets	$69,626	$75,681
Total current assets	$1,742,789	$1,748,844
Other assets	$34,254	$18,526
Total assets	$2,421,439	$2,411,766

Junior convertible debentures	$1,149,184	$334,184
Deferred tax liability	$51,959	$365,734
Additional paid-in capital	$778,204	$1,273,876
Retained earnings	$1,303,437	$1,299,317
Total stockholders' equity	$990,766	$1,482,318
Total liabilities and stockholders' equity	$2,421,439	$2,411,766

Fair Value Measurements.  In September 2006, the FASB issued guidance which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  In February 2008, the FASB issued additional guidance which  deferred the effective date for the Company to April 1, 2009 for all nonfinancial assets and liabilities, except for those that are recognized or disclosed at fair value on a recurring basis (that is, at least annually).  The Company adopted the deferred provisions of this guidance on April 1, 2009.  The adoption of these provisions did not have a material effect on the Company's consolidated financial statements.

In April 2009, the FASB provided additional guidance on estimating fair value when the volume and level of activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability.  This guidance also addressed circumstances that may indicate that a transaction is not orderly.  The Company adopted this guidance on April 1, 2009 and the adoption had no impact upon the Company's consolidated financial statements.

Interim Disclosures about Fair Value.  In April 2009, the FASB issued accounting guidance that requires disclosures by publicly traded companies about the fair value of financial instruments for interim periods as well as in annual financial statements.  This guidance is effective for interim reporting periods ending after June 15, 2009, was adopted by the Company on April 1, 2009 and had no impact on the Company's consolidated balance sheets or statements of income or cash flows.

Other-Than-Temporary Impairments.  In April 2009, the FASB issued guidance changing existing guidance for determining whether an impairment of debt securities is other than temporary.  This guidance requires other than temporary impairments to be separated into the amount representing the decrease in cash flows expected to be collected from a security (referred to as credit losses) which is recognized in earnings and the amount related to other factors which is recognized in other comprehensive income.  This noncredit loss component of the impairment may only be classified in other comprehensive income if the holder of the security concludes that it does not intend to sell and it will not more likely than not be required to sell the security before it recovers its value.  If these conditions are not met, the noncredit loss must also be recognized in earnings.  When adopting this guidance, an entity is required to record a cumulative effect adjustment as of the beginning of the period of adoption to reclassify the noncredit component of a previously recognized other than temporary impairment from retained earnings to accumulated other comprehensive income.  The Company adopted this guidance on April 1, 2009.  The Company does not meet the conditions necessary to recognize the noncredit loss component of its auction rate securities in other comprehensive income.  Accordingly, the Company did not reclassify any previously recognized other-than-temporary impairment losses from retained earnings to accumulated other comprehensive income and the adoption of this guidance had no impact on the Company's consolidated financial statements.  Refer to Note 4 for further discussion of the Company's investments in marketable securities.

Business Combinations.  On April 1, 2009, the Company adopted new accounting guidance for business combinations as issued by the FASB.  The new accounting guidance establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, and any noncontrolling interests in the acquiree, as well as the goodwill acquired. Significant changes from previous guidance resulting from this new guidance include the expansion of the definitions of a "business" and a "business combination."  For all business combinations (whether partial, full or step acquisitions), the acquirer will record 100% of all assets and liabilities of the acquired business, including goodwill, generally at their fair values; contingent consideration will be recognized at its fair value on the acquisition date and; for certain arrangements, changes in fair value will be recognized in earnings until settlement; and acquisition-related transaction and restructuring costs will be expensed rather than treated as part of the cost of the acquisition.  The new accounting guidance also establishes disclosure requirements to enable users to evaluate the nature and financial effects of the business combination.  Because the majority of the provisions of the new accounting guidance are applicable to future transactions, the adoption of this guidance did not have a material impact on the Company's consolidated financial statements.

On April 1, 2009, the Company adopted new accounting guidance for assets acquired and liabilities assumed in a business combination as issued by the FASB.  The new guidance amends the provisions previously issued by the FASB related to the initial recognition and measurement, subsequent measurement and accounting and disclosures for assets and liabilities arising from contingencies in business combinations.  The new guidance eliminates the distinction between contractual and non-contractual contingencies, including the initial recognition and measurement.  The adoption of this accounting guidance did not have a material impact on the Company's consolidated financial statements.

Noncontrolling interests.  On April 1, 2009, the Company adopted new accounting guidance for noncontrolling interests in subsidiaries as issued by the FASB.  The new accounting guidance establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  It clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as a minority interest, is a third-party ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements.  Among other requirements, the new guidance requires the consolidated statement of income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest.  The new guidance also requires disclosure on the face of the consolidated statement of income of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest.  The adoption of this accounting guidance did not have an impact on the Company's consolidated financial statements.

Determining the Useful Life of Intangible Assets.  During the first quarter of fiscal 2010, the Company adopted new accounting guidance for the determination of the useful life of intangible assets as issued by the FASB.  The new guidance amends the factors that should be considered in developing the renewal or extension assumptions used to determine the useful life of a recognized intangible asset.  The new guidance also requires expanded disclosure regarding the determination of intangible asset useful lives.  Because this accounting guidance is applicable to future transactions, the adoption of this accounting guidance did not have an impact on the Company's consolidated financial statements.

Subsequent Events.  During the first quarter of fiscal 2010, the Company adopted new accounting guidance related to subsequent events as issued by the FASB. The new requirement establishes the accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were or were available to be issued.  The adoption of these provisions did not have a material effect on the Company's consolidated financial statements.  See Note 1 for additional discussion of the Company's evaluation of subsequent events.

Transfers of Financial Assets.  In June 2009, the FASB issued guidance that changes the information a reporting entity provides in its financial statements about the transfer of financial assets and continuing interests held in transferred financial assets.  The standard amends previous accounting guidance by removing the concept of qualified special purpose entities.  This accounting standard is effective for the Company for transfers occurring on or after April 1, 2010.  The Company does not expect the adoption of this accounting standard to have a material effect on its consolidated financial statements and related disclosures.

Variable Interest Entities.  In June 2009, the FASB issued guidance to change financial reporting by enterprises involved with variable interest entities (VIEs).  The standard replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a VIE with an approach focused on identifying which enterprise has the power to direct the activities of a VIE and the obligation to absorb losses of the entity or the right to receive the entity's residual returns.  This accounting standard is effective for the Company on April 1, 2010.  The Company does not expect the adoption of this accounting standard to have a material effect on its consolidated financial statements and related disclosures.

Fair Value Measurement of Liabilities.  In August 2009, FASB issued guidance providing clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques:

1. A valuation technique that uses:

a. The quoted price of the identical liability when traded as an asset.

b. Quoted prices for similar liabilities or similar liabilities when traded as assets.

2. Another valuation technique that is consistent with the principles in the FASB's guidance (two examples would be an income approach or a market approach).

This guidance also clarifies that (i) when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability and (ii) both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. This guidance is effective for the first reporting period (including interim periods) beginning after issuance. The Company does not expect this guidance to have a material impact on its consolidated financial statements and disclosures.

Multiple Element Arrangements.  In September 2009, the FASB issued new accounting guidance related to the revenue recognition of multiple element arrangements. The new guidance states that if vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, companies will be required to develop a best estimate of the selling price to separate deliverables and allocate arrangement consideration using the relative selling price method. The Company is currently evaluating the impact of this accounting guidance on its consolidated financial statements.

Certain Revenue Arrangements that include Software Elements.  In September 2009, the FASB issued new accounting guidance related to certain revenue arrangements that include software elements. Previously, companies that sold tangible products with "more than incidental" software were required to apply software revenue recognition guidance. This guidance often delayed revenue recognition for the delivery of the tangible product.  Under the new guidance, tangible products that have software components that are "essential to the functionality" of the tangible product will be excluded from the software revenue recognition guidance.  The new guidance will include factors to help companies determine what is "essential to the functionality."  Software-enabled products will now be subject to other revenue guidance including that for multiple deliverable arrangements issued by the FASB in September 2009.  The Company is currently evaluating the impact of this accounting guidance on its consolidated financial statements.

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

(4)           Investments

The Company's investments are intended to establish a high-quality portfolio that preserves principal, meets liquidity needs, and delivers an appropriate yield in relationship to the Company's investment guidelines and market conditions.  The following is a summary of available-for-sale and trading securities at September 30, 2009 (amounts in thousands):

	Available-for-sale Securities
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Government agency bonds	$398,086	$981	$55	$399,012
Municipal bonds	302,925	3,710	---	306,635
Auction rate securities	17,259	---	---	17,259
Corporate bonds	177,126	1,390	273	178,243
	$895,396	$6,081	$328	$901,149

	Trading Securities
	Adjusted Cost	Gross Unrealized Gains		Gross Unrealized Losses	Estimated Fair Value
Marketable equity securities	$5	$	---	$1	$4
Auction rate securities	28,021		---	---	28,021
Put option on auction rate securities	2,504		---	---	2,504
	$30,530	$	---	$1	$30,529

At September 30, 2009, the Company's available-for-sale and trading securities are presented on the condensed consolidated balance sheets as short-term investments of $822.9 million and long-term investments of $108.7 million.

The Company has classified its strategic investments in publicly traded companies as trading securities. During the three months ended September 30, 2009, the Company sold all but $4,000 of the $29.8 million of trading securities that it owned at June 30, 2009.  During the three and six months ended September 30, 2009, the Company recognized a gain in earnings of $1.9 million and $6.6 million, respectively, on these trading securities.  The Company had a net realized gain of $4.9 million and $1.0 million, respectively, on trading securities that it sold during the three and six months ended September 30, 2009.

At September 30, 2009, $45.3 million of the fair value of the Company's investment portfolio was invested in auction rate securities (ARS).  With the continuing liquidity issues in the global credit markets, the Company's ARS have experienced multiple failed auctions.  In September 2007 and February 2008, auctions for $24.9 million and $34.8 million, respectively, of the original purchase value of the Company's investments in ARS first failed.  While the Company continues to earn interest on these investments based on a pre-determined formula with spreads tied to particular interest rate indices, the estimated market value for these ARS no longer approximates the original purchase value.

The $24.9 million in failed auctions have continued to fail through the filing date of this Quarterly Report on Form 10-Q.  The fair value of the failed ARS of $17.3 million has been estimated based on market information and estimates determined by management and could change significantly based on market conditions.  The Company evaluated the impairments in the value of these ARS, determining its intent to sell these securities prior to the recovery of its amortized cost basis resulted in the securities being other-than-temporarily impaired and has recognized an impairment charge on these investments of $0.4 million in the quarter ended September 30, 2009.  The Company intends to sell the $24.9 million of ARS.

The $34.8 million of ARS that failed during February 2008 are investments in student loan-backed ARS.  Approximately $1.4 million and $2.9 million of these ARS were redeemed at par by the issuers in the six months ended September 30, 2009 and fiscal 2009, respectively, reducing the Company's overall position to $30.5 million.  Based upon the Company's evaluation of available information, it believes these investments are of high credit quality, as all of the investments carry AAA credit ratings by one or more of the major credit rating agencies and are largely backed by the federal government (Federal Family Education Loan Program).  The fair value of the failed ARS has been estimated based on market information and estimates determined by management and could change significantly based on market conditions. In November 2008, the Company executed an ARS rights agreement (the Rights) with the broker through which the Company purchased the $30.5 million in ARS that provides (1) the Company with the right to put these ARS back to the broker at par anytime during the period from June 30, 2010 through July 2, 2012, and (2) the broker with the right to purchase or sell the ARS at par on the Company's behalf anytime through July 2, 2012.  The Company accounted for the acceptance of the Rights as the receipt of a put option for no consideration and recognized a gain with a corresponding recognition as a long-term investment.  The Company expects any future changes in the fair value of the ARS to be largely offset by changes in the fair value of the related Rights without any significant net impact to the Company's income statement.  The Company will continue to measure the ARS and the Rights at fair value (utilizing Level 3 inputs) until the earlier of maturity or exercise.  The Company intends and has the ability to hold the $30.5 million of ARS until the market recovers or until June 30, 2010 when it has the right to sell the ARS at par to the broker as it does not anticipate having to sell these securities to fund the operations of its business.

The Company believes that, based on its current unrestricted cash, cash equivalents and short-term investment balances, the current lack of liquidity in the credit markets will not have a material impact on its liquidity, cash flow or ability to fund its operations.

At September 30, 2009, the Company evaluated its investment portfolio and noted unrealized losses of $0.3 million which were due to fluctuations in interest rates and credit market conditions.  Management does not believe any of the unrealized losses represent other-than-temporary impairment based on its evaluation of available evidence as of September 30, 2009.  The Company's intent is to hold these investments until these assets are no longer impaired.  For those investments not scheduled to mature until after June 30, 2010, such recovery is not anticipated to occur in the next year and these investments have been classified as long-term investments.

The amortized cost and estimated fair value of the available-for-sale securities at September 30, 2009, by maturity, are shown below (amounts in thousands).  Expected maturities can differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties, and the Company views its available-for-sale securities as available for current operations.

	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses		Estimated Fair Value
Available-for-sale
Due in one year or less	$461,993	$3,003	$	---	$464,996
Due after one year and through five years	416,144	3,078		328	418,894
Due after five years and through ten years	---	---		---	---
Due after ten years	17,259	---		---	17,259
	$895,396	$6,081		$328	$901,149

During the quarter ended September 30, 2009, the Company had a realized gain of $7,000 from sales of available-for-sale securities compared to no realized gains or losses in the quarter ended June 30, 2009.

(5)           Fair Value Measurements

Accounting rules for fair value clarify that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.  As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability.  As a basis for considering such assumptions, the Company utilizes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

Level 1 – Observable inputs such as quoted prices in active markets;

Level 2 – Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3 – Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Assets and liabilities measured at fair value on a recurring basis at September 30, 2009 are as follows (amounts in thousands):

	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)		Total Balance
Assets
Money market fund deposits	$329,339	$	---	$	---	$329,339
Deposit accounts	---		211,706		---	211,706
Government agency bonds	---		399,012		---	399,012
Municipal bonds	---		306,635		---	306,635
Auction rate securities	---		---		45,280	45,280
Put option on auction rate securities	---		---		2,504	2,504
Corporate bonds	---		178,243		---	178,243
Marketable securities	4		---		---	4
Total assets measured at fair value	$329,343		$1,095,596		$47,784	$1,472,723

For Level 3 valuations, the Company estimated the fair value of its ARS based on the following: (i) the underlying structure of each security; (ii) the present value of future principal and interest payments discounted at rates considered to reflect current market conditions; (iii) consideration of the probabilities of default, auction failure, or repurchase at par for each period; and (iv) estimates of the recovery rates in the event of default for each security.  The Company estimated the value of the put option on the ARS by evaluating the estimated cash flows before and after the receipt of the put option, discounted at rates reflecting the likelihood of default and lack of liquidity, or in the case of the payment of the par value to be paid by the broker at exercise of the put option, the counterparty credit risk.  The estimated fair values that are categorized as Level 3 as well as the marketable securities and put options on publicly traded stock could change significantly based on future market conditions.  Refer to Note 4 for further discussion of the Company's investments in ARS.

The following table presents a reconciliation for all assets and liabilities measured at fair value on a recurring basis, excluding accrued interest components, using significant unobservable inputs (Level 3) for the three months ended September 30, 2009 (amounts in thousands):

	Three Months Ended September 30, 2009	Six Months Ended September 30, 2009
Balance at June 30, 2009 and March 31, 2009, respectively	$49,511	$50,826
Securities redeemed at par	(1,350)	(1,400)
Impairment losses included in interest income	(377)	(1,642)
Balance at September 30, 2009	$47,784	$47,784

Assets and liabilities measured at fair value on a recurring basis are presented/classified on the condensed consolidated balance sheets at September 30, 2009 as follows (amounts in thousands):

	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)		Total Balance
Assets
Cash and cash equivalents	$329,339	$211,706	$	---	$541,045
Short-term investments	4	792,420		30,525	822,949
Long-term investments	---	91,470		17,259	108,729
Total assets measured at fair value	$329,343	$1,095,596		$47,784	$1,472,723

(6)	Fair Value of Financial Instruments

The carrying amount of cash equivalents approximates fair value because their maturity is less than three months.  The carrying amount of short-term and long-term investments approximates fair value as the securities are marked to market as of each balance sheet date with any unrealized gains and losses reported in stockholders' equity.  The carrying amount of accounts receivable, accounts payable and accrued liabilities approximates fair value due to the short-term maturity of the amounts.  The fair value of the Company's junior subordinated convertible debentures was $1,055.2 million at September 30, 2009, based on the trading price of the bonds, compared to the carrying value of $337.4 million.  See Note 11 for additional information regarding the carrying value of the Company's junior subordinated convertible debentures.

(7)	Accounts Receivable

Accounts receivable consists of the following (amounts in thousands):

	September 30, 2009	March 31, 2009
Trade accounts receivable	$109,315	$91,325
Other	556	376
	109,871	91,701
Less allowance for doubtful accounts	3,220	3,176
	$106,651	$88,525

(8)	Inventories

The components of inventories consist of the following (amounts in thousands):

	September 30, 2009	March 31, 2009
Raw materials	$3,886	$3,693
Work in process	91,770	114,676
Finished goods	12,795	13,141
	$108,451	$131,510

Inventory impairment charges establish a new cost basis for inventory and charges are not subsequently reversed to income even if circumstances later suggest that increased carrying amounts are recoverable.

(9)	Property, Plant and Equipment

Property, plant and equipment consists of the following (amounts in thousands):

	September 30, 2009	March 31, 2009
Land	$39,671	$39,671
Building and building improvements	335,578	334,717
Machinery and equipment	1,162,588	1,148,588
Projects in process	104,341	114,478
	1,642,178	1,637,454
Less accumulated depreciation and amortization	1,144,220	1,105,767
	$497,958	$531,687

Depreciation expense attributed to property, plant and equipment was $43.5 million in the six months ended September 30, 2009 and $47.2 million in the six months ended September 30, 2008.

(10)           Income Taxes

The provision for income taxes reflects tax on foreign earnings and federal and state tax on U.S. earnings.  The Company had an effective tax rate of 14.4% for the six-month period ended September 30, 2009 and 17.8% for the six-month period ended September 30, 2008.  The Company's effective tax rate is lower than statutory rates in the U.S. due primarily to its mix of earnings in foreign jurisdictions with lower tax rates.

At March 31, 2009, the Company had $70.1 million of unrecognized tax benefits.  Unrecognized tax benefits increased by $5.5 million in the six months ended September 30, 2009 compared to the March 31, 2009 balances as a result of the accrual for uncertain tax positions and the accrual of deficiency interest on these positions.

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

(11)           2.125% Junior Subordinated Convertible Debentures

The Company's $1.15 billion principal amount of 2.125% junior subordinated convertible debentures due December 15, 2037, are subordinated in right of payment to any future senior debt of the Company and are effectively subordinated in right of payment to the liabilities of the Company's subsidiaries.  The debentures are convertible, subject to certain conditions, into shares of the Company's common stock at an initial conversion rate of 29.2783 shares of common stock per $1,000 principal amount of debentures, representing an initial conversion price of approximately $34.16 per share of common stock.  As of September 30, 2009, none of the conditions allowing holders of the debentures to convert had been met.  As a result of a cash dividend of $0.339 per share paid in September 2009, the conversion rate was adjusted to 32.1283 shares of common stock per $1,000 of principal amount of debentures, representing a conversion price of approximately $31.13 per share of common stock.

As the debentures can be settled in cash upon conversion, for accounting purposes, the debentures were bifurcated into a liability component and an equity component, which are initially recorded at fair value. The carrying value of the equity component at September 30, 2009 and at March 31, 2009 was $822.4 million. The estimated fair value of the liability component of the debentures at the issuance date was $327.6 million, resulting in a debt discount of $822.4 million. The unamortized debt discount was $811.9 million at September 30, 2009 and $815.0 million at March 31, 2009. The carrying value of the debentures was $337.4 million at September 30, 2009 and $334.2 million at March 31, 2009. The remaining period over which the unamortized debt discount will be recognized as non-cash interest expense is 28.25 years. In the three and six months ended September 30, 2009, the Company recognized $1.6 million and $3.1 million, respectively, in non-cash interest expense related to the amortization of the debt discount.  In the three and six months ended September 30, 2008, the Company recognized $1.4 million and $2.8 million, respectively, in non-cash interest expense related to the amortization of the debt discount.  The Company recognized $6.1 million and $12.2 million of interest expense related to the 2.125% coupon on the debentures in the three and six months ended September 30, 2009 and 2008, respectively.

The debentures also include certain embedded features related to the contingent interest payments, the Company making specific types of distributions (e.g., extraordinary dividends), the redemption feature in the event of changes in tax law, and penalty interest in the event of a failure to maintain an effective registration. These features qualify as derivatives and are bundled as a compound embedded derivative that is measured at fair value.  The fair value of the derivative as of September 30, 2009 was $0.6 million, compared to the value at March 31, 2009 of $0.5 million, resulting in an increase of interest expense in the first six months of fiscal 2010 of $0.1 million.  The balance of the debentures on the Company's condensed consolidated balance sheet at September 30, 2009 of $337.4 million includes the fair value of the embedded derivative.

(12)           Derivative Instruments

The Company has international operations and is thus subject to foreign currency rate fluctuations.  To manage the risk of changes in foreign currency rates, the Company periodically enters into derivative contracts comprised of foreign currency forward contracts to hedge its asset and liability foreign currency exposure and a portion of its foreign currency operating expenses.  Approximately 99% of the Company's sales are U.S. Dollar denominated. To date, the exposure related to foreign exchange rate volatility has not been material to the Company's operating results.  As of September 30, 2009 and March 31, 2009, the Company had no foreign currency derivatives outstanding.  The Company recognized an immaterial amount of net realized gains on foreign currency derivatives in the six months ended September 30, 2009.

(13)	Comprehensive Income

Comprehensive income consists of net income offset by net unrealized gains and losses on available-for-sale investments.  The components of other comprehensive income and related tax effects were as follows (amounts in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2009	2008	2009	2008
Change in unrealized gains and losses on investments, net of tax effect of $432, $67, $975 and $942, respectively	$(68)	$(18)	$(37)	$3,201

Comprehensive income was $44.6 million and $71.9 million for the three and six months ended September 30, 2009 and $75.7 million and $148.1 million for the three and six months ended September 30, 2008, respectively.

(14)	Employee Benefit Plans

Share-Based Compensation Expense

The following table presents details of share-based compensation expense (amounts in thousands):

	Three Months Ended September 30,				Six Months Ended September 30,
	2009		2008		2009		2008
Cost of sales	$1,869	(1)	$2,053	(1)	$3,579	(1)	$3,678	(1)
Research and development	3,108		2,640		6,097		5,075
Selling, general and administrative	4,523		3,800		8,822		7,439
Pre-tax effect of share-based compensation	9,500		8,493		18,498		16,192
Income tax benefit	1,235		1,537		2,405		2,930
Net income effect of share-based compensation	$8,265		$6,956		$16,093		$13,262

(1) During the three and six months ended September 30, 2009, $1.8 million and $3.6 million, respectively, was capitalized to inventory and $1.9 million and $3.6 million, respectively, of previously capitalized inventory was sold.  During the three and six months ended September 30, 2008, $1.7 million and $3.1 million, respectively, was capitalized to inventory and $2.1 million and $3.7 million, respectively, of previously capitalized inventory was sold.

The amount of unearned share-based compensation currently estimated to be expensed in the remainder of fiscal 2010 through fiscal 2014 related to unvested share-based payment awards at September 30, 2009 is $54.1 million.  The weighted average period over which the unearned share-based compensation is expected to be recognized is approximately 2.27 years.

Combined Incentive Plan Information

The total intrinsic value of restricted stock units (RSUs) which vested during the three and six months ended September 30, 2009 was $4.2 million and $6.7 million, respectively.  The aggregate intrinsic value of RSUs outstanding at September 30, 2009 was $109.5 million, calculated based on the closing price of the Company's common stock of $26.50 per share on September 30, 2009.  At September 30, 2009, the weighted average remaining expense recognition period was 2.37 years.

The weighted average fair value per share of the RSUs awarded is calculated based on the fair market value of the Company's common stock on the respective grant dates discounted for the Company's expected dividend yield.  The weighted average fair value per share of RSUs awarded in the three and six months ended September 30, 2009 was $19.10 and $18.08, respectively.  The weighted average fair value per share of RSUs awarded in the three and six months ended September 30, 2008 was $26.74 and $27.36, respectively.

The total intrinsic value of options exercised during the three and six months ended September 30, 2009 was $2.0 million and $2.3 million, respectively.  This intrinsic value represents the difference between the fair market value of the Company's common stock on the date of exercise and the exercise price of each equity award.

The aggregate intrinsic value of options outstanding and options exercisable at September 30, 2009 was $25.8 million and $25.0 million, respectively.  The aggregate intrinsic values were calculated based on the closing price of the Company's common stock of $26.50 per share on September 30, 2009.

For the three months ended September 30, 2009 and 2008, the number of option shares exercisable was 8,930,713 and 8,310,342, respectively, and the weighted average exercise price per share was $24.24 and $23.02, respectively.

The weighted average fair value per share of stock options granted in the three months ended September 30, 2009 was $5.90.  The weighted average fair value per share of stock options granted in the three months ended September 30, 2008 was $10.39.  There were no stock options granted in the three-month periods ended June 30, 2009 and 2008.

(15)	Net Income Per Common Share

The following table sets forth the computation of basic and diluted net income per common share (in thousands, except per share amounts):

	Three Months Ended September 30,		Six Months Ended September 30,
	2009	2008	2009	2008
Net income	$44,485	$75,720	$71,853	$151,267
Weighted average common shares outstanding	183,190	183,615	183,023	184,139
Dilutive effect of stock options and RSUs	3,732	4,321	3,201	4,765
Dilutive effect of convertible debt	---	---	---	589
Weighted average common and potential common shares outstanding	186,922	187,936	186,224	189,493
Basic net income per common share	$0.24	$0.41	$0.39	$0.82
Diluted net income per common share	$0.24	$0.40	$0.39	$0.80

Diluted net income per common share for the three and six months ended September 30, 2009 does not include any incremental shares issuable upon the exchange of the debentures (see Note 11).  The three-month period ended September 30, 2008 does not include any incremental shares issuable upon the exchange of the debentures.  The six-month period ended September 30, 2008 includes 588,892 incremental shares issuable upon the exchange of the debentures.  The debentures have no impact on diluted net income per common share unless the average price of the Company's common stock exceeds the conversion price because the principal amount of the debentures will be settled in cash upon conversion.  Prior to conversion, the Company will include, in the diluted net income per common share calculation, the effect of the additional shares that may be issued when the Company's common stock price exceeds the conversion price using the treasury stock method.  The weighted average conversion price per share used in calculating the dilutive effect of the convertible debt for the three and six months ended September 30, 2009 was $31.35 and $31.59, respectively.

Weighted average common shares exclude the effect of anti-dilution option shares.  As of the three and six-month periods ended September 30, 2009, the number of option shares that were antidilutive was 4,250,079 and 6,033,106, respectively.  As of the three and six-month periods ended September 30, 2008, the number of option shares that were antidilutive was 275,102 and 149,529, respectively.

(16)	Stock Repurchase

During the three and six months ended September 30, 2009, the Company did not repurchase any of its shares of common stock.  During the three and six months ended September 30, 2008, the Company purchased 3.3 million and 4.0 million shares of its common stock for a total of $100.3 million and $123.9 million, respectively.  The timing and amount of future repurchases will depend upon market conditions, interest rates, and corporate considerations.

As of September 30, 2009, the Company held approximately 35.2 million shares as treasury shares.

(17)	Dividends

A quarterly cash dividend of $0.339 per share was paid on September 3, 2009 in the aggregate amount of $62.1 million.  A quarterly cash dividend of $0.34 per share was declared on November 4, 2009 and will be paid on December 2, 2009 to shareholders of record as of November 18, 2009.  The Company expects the December 2009 payment of its quarterly cash dividend to be approximately $62.3 million.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

This report, including "Part I – Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations" and "Part II - Item 1A Risk Factors" contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties, including statements regarding our strategy, financial performance and revenue sources.  We use words such as "anticipate," "believe," "plan," "expect," "future," "intend" and similar expressions to identify forward-looking statements.  Our actual results could differ materially from the results anticipated in these forward-looking statements as a result of certain factors including those set forth under "Risk Factors,"  beginning at page 36 and elsewhere in this Form 10-Q.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  You should not place undue reliance on these forward-looking statements.  We disclaim any obligation to update information contained in any forward-looking statement.  These forward-looking statements include, without limitation, statements regarding the following:

•	The effects that adverse global economic conditions and fluctuations in the global credit and equity markets may have on our financial condition and results of operations;
•	The effects and amount of competitive pricing pressure on our product lines;
•	Our ability to moderate future average selling price declines;
•	The effect of product mix on gross margin;
•	The amount of changes in demand for our products and those of our customers;
•	The level of orders that will be received and shipped within a quarter;
•	The effect that distributor and customer inventory holding patterns will have on us;
•	Our belief that deferred cost of sales will have low risk of material impairment;
•	Our belief that our direct sales personnel combined with our distributors provide an effective means of reaching our customer base;
•	Our ability to increase the proprietary portion of our analog and interface product lines and the effect of such an increase;
•	The impact of any supply disruption we may experience;
•	Our ability to effectively utilize our facilities at appropriate capacity levels and anticipated costs;
•	That our existing facilities and planned expansion activities provide sufficient capacity to respond to increases in demand;
•	That manufacturing costs will be reduced by transition to advanced process technologies;
•	Our ability to absorb fixed manufacturing costs;
•	Our ability to maintain manufacturing yields;
•	Continuing our investments in new and enhanced products;
•	Our ability to attract and retain qualified personnel;
•	The cost effectiveness of using our own assembly and test operations;
•	Our anticipated level of capital expenditures;
•	Continuation of quarterly cash dividends;
•	The sufficiency of our existing sources of liquidity;
•	The impact of seasonality on our business;
•	The accuracy of our estimates used in valuing employee equity awards;
•	That the resolution of legal actions will not harm our business, and the accuracy of our assessment of the probability of loss and range of potential loss;
•	That the idling of assets will not impair the value of such assets;
•	The recoverability of our deferred tax assets;
•	The adequacy of our tax reserves to offset any potential tax liabilities, having the appropriate support for our income tax positions and the accuracy of our estimated tax rate;

•	Our belief that the expiration of any tax holidays will not have a material impact;
•	The accuracy of our estimates of the useful life and values of our property, assets, and other liabilities;
•	The adequacy of our patent strategy;
•	Our ability to obtain patents and intellectual property licenses and minimize the effects of litigation;
•	The level of risk we are exposed to for product liability claims;
•	The amount of labor unrest, public heath issues, political instability, governmental interference and changes in general economic conditions that we experience;
•	The effect of fluctuations in market interest rates on income and/or cash flows;
•	The effect of fluctuations in currency rates;
•	Our ability to collect accounts receivable;
•	Our belief that our investments in student loan auction rate municipal bond offerings are of high credit quality;
•	Our ability to hold our fixed income investments and certain ARS until the market recovers, and the immaterial impact this will have on our liquidity;
•
Our belief that any future changes in the fair value of the ARS associated with the ARS rights agreement will be largely offset by changes in the fair value of the related rights without any significant net impact to our income statement;

•	The accuracy of our estimation of the cost effectivity of our insurance coverage;
•	Our belief that our activities are conducted in compliance with various regulations not limited to environmental and export compliance;
•	Our ability and intent to settle the principal amount of the junior subordinated convertible debentures in cash; and
•	Our expectation that our wafer fabs will operate at below peak levels.

We begin our Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) with a summary of Microchip's overall business strategy to give the reader an overview of the goals of our business and the overall direction of our business and products.  This is followed by a discussion of the Critical Accounting Policies and Estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results.  We then discuss our Results of Operations for the three and six months ended September 30, 2009 compared to the three and six months ended September 30, 2008.  We then provide an analysis of changes in our balance sheet and cash flows, and discuss our financial commitments in sections titled "Liquidity and Capital Resources," "Contractual Obligations" and "Off-Balance Sheet Arrangements."

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

We sell our products to a broad base of domestic and international customers across a variety of industries.  The principal markets that we serve include consumer, automotive, industrial, office automation and telecommunications.  Our business is subject to fluctuations based on economic conditions within these markets.  Beginning with the third quarter of fiscal 2009, the downturn in the U.S. and global economies has adversely impacted our key markets resulting in adverse fluctuations in our business; however, in the first two quarters of fiscal 2010 we saw an upturn in our key markets, resulting in improvements to our business, though not the levels of revenue and profitability that we realized in the same periods in fiscal 2009.

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

Critical Accounting Policies and Estimates

General

Our discussion and analysis of Microchip's financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S.  We review the accounting policies we use in reporting our financial results on a regular basis.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent liabilities.  On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, share-based compensation, inventories, investments, income taxes, property plant and equipment, impairment of property, plant and equipment, junior subordinated convertible debentures and litigation.  We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  Our results may differ from these estimates due to actual outcomes being different from those on which we based our assumptions.  We review these estimates and judgments on an ongoing basis.  We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements.  We also have other policies that we consider key accounting policies, such as our policy regarding revenue recognition to OEMs; however, we do not believe these policies require us to make estimates or judgments that are as difficult or subjective as our policies described below.

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

We sell the majority of the items in our product catalog to our distributors worldwide at a uniform list price.  However, distributors resell our products to end customers at a very broad range of individually negotiated price points.  The majority of our distributors' resales require a reduction from the original list price paid.  Often, under these circumstances, we remit back to the distributor a portion of their original purchase price after the resale transaction is completed in the form of a credit against the distributors' outstanding accounts receivable balance.  The credits are on a per unit basis and are not given to the distributor until they provide information to us regarding the sale to their end customer.  The price reductions vary significantly based on the customer, product, quantity ordered, geographic location and other factors and discounts to a price less than our cost have historically been rare.  The effect of granting these credits establishes the net selling price to our distributors for the product and results in the net revenue recognized by us when the product is sold by the distributors to their end customers.  Thus, a portion of the "deferred income on shipments to distributors" balance represents the amount of distributors' original purchase price that will be credited back to the distributor in the future.  The wide range and variability of negotiated price concessions granted to distributors does not allow us to accurately estimate the portion of the balance in the deferred income on shipments to distributors account that will be credited back to the distributors.  Therefore, we do not reduce deferred income on shipments to distributors or accounts receivable by anticipated future concessions; rather, price concessions are typically recorded against deferred income on shipments to distributors and accounts receivable when incurred, which is generally at the time the distributor sells the product.  At September 30, 2009, we had approximately $125.8 million of deferred revenue and $39.5 million in deferred cost of sales recognized as $86.3 million of deferred income on shipments to distributors.  At March 31, 2009, we had approximately $118.2 million of deferred revenue and $34.3 million in deferred cost of sales recognized as $83.9 million of deferred income on shipments to distributors.  The deferred income on shipments to distributors that will ultimately be recognized in our income statement will be lower than the amount reflected on the balance sheet due to additional price credits to be granted to the distributors when the product is sold to their customers.  These additional price credits historically have resulted in the deferred income approximating the overall gross margins that we recognize in the distribution channel of our business.

Distributor advances, reflected as a reduction of deferred income on shipments to distributors on our condensed consolidated balance sheets, totaled $47.5 million at September 30, 2009 and $37.6 million at March 31, 2009.  On sales to distributors, our payment terms generally require the distributor to settle amounts owed to us for an amount in excess of their ultimate cost.  The sales price to our distributors may be higher than the amount that the distributors will ultimately owe us because distributors often negotiate price reductions after purchasing the product from us and such reductions are often significant.  It is our practice to apply these negotiated price discounts to future purchases, requiring the distributor to settle receivable balances, on a current basis, generally within 30 days, for amounts originally invoiced.  This practice has an adverse impact on the working capital of our distributors.  As such, we have entered into agreements with certain distributors whereby we advance cash to the distributors to reduce the distributor's working capital requirements.  These advances are reconciled at least on a quarterly basis and are estimated based on the amount of ending inventory as reported by the distributor multiplied by a negotiated percentage.  Such advances have no impact on our revenue recognition or our condensed consolidated statements of income.  We process discounts taken by distributors against our deferred income on shipments to distributors' balance and true-up the advanced amounts generally after the end of each completed fiscal quarter.  The terms of these advances are set forth in binding legal agreements and are unsecured, bear no interest on unsettled balances and are due upon demand.  The agreements governing these advances can be cancelled by us at any time.

We reduce product pricing through price protection based on market conditions, competitive considerations and other factors.  Price protection is granted to distributors on the inventory they have on hand at the date the price protection is offered.  When we reduce the price of our products, it allows the distributor to claim a credit against its outstanding accounts receivable balances based on the new price of the inventory it has on hand as of the date of the price reduction.  There is no immediate revenue impact from the price protection, as it is reflected as a reduction of the deferred income on shipments to distributors' balance.

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

Share-Based Compensation

We measure at fair value and recognize compensation expense for all share-based payment awards, including grants of employee stock options, RSUs and employee stock purchase rights, to be recognized in our financial statements based on their respective grant date fair values.  Total share-based compensation during the six months ended September 30, 2009 was $18.5 million, of which $14.9 million was reflected in operating expenses.  Total share-based compensation reflected in cost of sales during the six months ended September 30, 2009 was $3.6 million.  Total share-based compensation included in our inventory balance was $3.2 million at September 30, 2009.

Determining the appropriate fair-value model and calculating the fair value of share-based awards at the date of grant requires judgment.  The fair value of our RSUs is based on the fair market value of our common stock on the date of grant discounted for expected future dividends.  We use the Black-Scholes option pricing model to estimate the fair value of employee stock options and rights to purchase shares under stock participation plans.  Option pricing models, including the Black-Scholes model, also require the use of input assumptions, including expected volatility, expected life, expected dividend rate, and expected risk-free rate of return.  We use a blend of historical and implied volatility based on options freely traded in the open market as we believe this is more reflective of market conditions and a better indicator of expected volatility than using purely historical volatility.  The expected life of the awards is based on historical and other economic data trended into the future.  The risk-free interest rate assumption is based on observed interest rates appropriate for the terms of our awards.  The dividend yield assumption is based on our history and expectation of future dividend payouts.  We estimate the number of share-based awards that will be forfeited due to employee turnover.  Quarterly changes in the estimated forfeiture rate can have a significant effect on reported share-based compensation, as the effect of adjusting the rate for all expense amortization after April 1, 2006 is recognized in the period the forfeiture estimate is changed.  If the actual forfeiture rate is higher or lower than the estimated forfeiture rate, then an adjustment is made to increase or decrease the estimated forfeiture rate, which will result in a decrease or increase to the expense recognized in our financial statements.  If forfeiture adjustments are made, they would affect our gross margin, research and development expenses, and selling, general, and administrative expenses.  The effect of forfeiture adjustments through the second quarter of fiscal 2010 was immaterial.

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

In periods where our production levels are substantially below our normal operating capacity, such as in the second half of fiscal 2009 and the first half of fiscal 2010, the reduced production levels of our manufacturing facilities are charged directly to cost of sales.

Investments

We classify our investments as trading securities or available-for-sale securities based upon management's intent with regard to the investments and the nature of the underlying securities.

Our trading securities have consisted of strategic investments in shares of publicly traded common stock and ARS that we intend to dispose of through the exercise of a put option.  (See Note 4 to our condensed consolidated financial statements for further discussion of the put option.)  Our investments in trading securities are carried at fair value with unrealized gains and losses reported in Other, net, in the consolidated statements of income.

Our available-for-sale investments consist of government agency bonds, municipal bonds, ARS, and corporate bonds.  Our investments are carried at fair value with unrealized gains and losses reported in stockholders' equity.  Premiums and discounts are amortized or accreted over the life of the related available-for-sale security.  Dividend and interest income are recognized when earned.  The cost of securities sold is calculated using the specific identification method.

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

Income Taxes

As part of the process of preparing our condensed consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate.  This process involves estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes.  These differences result in deferred tax assets and liabilities, which are included within our condensed consolidated balance sheets.  We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income within the relevant jurisdiction and to the extent we believe that recovery is not likely, we must establish a valuation allowance.  We have not provided for a valuation allowance because we believe that it is more likely than not that our deferred tax assets will be recovered from future taxable income.  Should we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.  At September 30, 2009, our gross deferred tax asset was $78.1 million.

Various taxing authorities in the U. S. and other countries in which we do business scrutinize the tax structures employed by businesses.  Companies of our size and complexity are regularly audited by the taxing authorities in the jurisdictions in which they conduct significant operations.  We are currently under audit by the United States Internal Revenue Service (IRS) for our fiscal years ended March 31, 2002, 2003, 2004, 2006, 2007 and 2008.  We recognize liabilities for anticipated tax audit issues in the U. S. and other tax jurisdictions based on our estimate of whether, and the extent to which, additional tax payments are probable.  We believe that we maintain adequate tax reserves to offset any potential tax liabilities that may arise upon these and other pending audits in the U. S. and other countries in which we do business.  If such amounts ultimately prove to be unnecessary, the resulting reversal of such reserves would result in tax benefits being recorded in the period the reserves are no longer deemed necessary.  If such amounts ultimately prove to be less than an ultimate assessment, a future charge to expense would be recorded in the period in which the assessment is determined.

Property, Plant and Equipment

Property, plant and equipment are stated at cost.  Major renewals and improvements are capitalized, while maintenance and repairs are expensed when incurred.  At September 30, 2009, the carrying value of our property and equipment totaled $498.0 million, which represented 20.6% of our total assets.  This carrying value reflects the application of our property and equipment accounting policies, which incorporate estimates, assumptions and judgments relative to the useful lives of our property and equipment.  Depreciation is provided on a straight-line basis over the estimated useful lives of the related assets, which range from 5 to 7 years on manufacturing equipment, from 10 to 15 years on leasehold improvements and approximately 30 years on buildings.

We began production activities at Fab 4 on October 31, 2003.  We began to depreciate the Fab 4 assets as they were placed in service for production purposes.  As of September 30, 2009, all of the buildings and supporting facilities were being depreciated as well as the manufacturing equipment that had been placed in service.  All manufacturing equipment that was not being used in production activities was maintained in projects in process and is not being depreciated until it is placed into service since management believes there will be no change to its utility from the present time until it is placed into productive service.  The lives to be used for depreciating this equipment at Fab 4 will be evaluated at such time as the assets are placed in service.  We do not believe that the temporary idling of such assets has impaired the estimated life or carrying values of the underlying assets.

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

Junior Subordinated Convertible Debentures

We separately account for the liability and equity components of our junior subordinated convertible debentures in a manner that reflects our nonconvertible debt (unsecured debt) borrowing rate when interest cost is recognized.  This results in a bifurcation of a component of the debt, classification of that component in equity and the accretion of the resulting discount on the debt to be recognized as part of interest expense in our consolidated statements of operations. Additionally, certain embedded features of the debentures qualify as derivatives and are bundled as a compound embedded derivative that is measured at fair value.  Lastly, we  include the dilutive effect of the shares of our common stock issuable upon conversion of the outstanding junior subordinated convertible debentures in our diluted income per share calculation regardless of whether the market price trigger or other contingent conversion feature has been met.  We apply the treasury stock method as we have the intent and current ability to settle the principal amount of the junior subordinated convertible debentures in cash.  This method results in incremental dilutive shares when the average fair value of our common stock for a reporting period exceeds the conversion price per share which was $31.13 at September 30, 2009 and adjusts as dividends are recorded in the future.

Litigation

Our current estimated range of liability related to pending litigation is based on the probable loss of claims for which we can estimate the amount and range of loss.  Recorded reserves were not significant at September 30, 2009.

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

Results of Operations

The following table sets forth certain operational data as a percentage of net sales for the periods indicated:

	Three Months Ended September 30,		Six Months Ended September 30,
	2009	2008	2009	2008
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	45.6%	39.1%	47.6%	39.1%
Gross profit	54.4%	60.9%	52.4%	60.9%
Research and development	13.0%	11.7%	13.6%	11.7%
Selling, general and administrative	18.1%	16.9%	18.5%	16.9%
Special charge	---%	---%	0.3%	---%
Operating income	23.3%	32.3%	20.0%	32.3%

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

Our net sales for the quarter ended September 30, 2009 were $226.7 million, an increase of 17.5% from the previous quarter's sales of $192.9 million, and a decrease of 16.0% from net sales of $269.7 million in the quarter ended September 30, 2008.  Our net sales for the six months ended September 30, 2009 were $419.6 million, a decrease of 22.0% from net sales of $537.9 million in the six months ended September 30, 2008.  The increase in net sales in the quarter ended September 30, 2009 over the previous quarter was due primarily to improving semiconductor industry conditions and market share gains in our strategic product lines.  The decreases in net sales for the quarter ended September 30, 2009 compared to the quarter ended September 30, 2008, and for the six months ended September 30, 2009 compared to the six months ended September 30, 2008, resulted primarily from adverse changes in global economic and end-market conditions across all of our product lines.  Average selling prices for our products were down approximately 5% for the three and six-month periods ended September 30, 2009 over the corresponding periods of the previous fiscal year.  The number of units of our products sold was down approximately 11% and 18% for the three and six-month periods ended September 30, 2009 over the corresponding periods of the previous fiscal year.  The average selling prices and the unit volumes of our sales are impacted by the mix of our products sold and overall semiconductor market conditions.  Key factors related to the amount of net sales during the three and six-month periods ended September 30, 2009 include:

•	adverse global economic conditions in the markets we serve;
•	semiconductor industry conditions;
•	increasing semiconductor content in our customers' products;
•	customers' increasing needs for the flexibility offered by our programmable solutions;
•	our new product offerings that have increased our served available market;
•	continued market share gains; and
•	inventory holding patterns of our customers.

Sales by product line for the three and six months ended September 30, 2009 and 2008 were as follows (dollars in thousands):

	Three Months Ended September 30, (unaudited)				Six Months Ended September 30, (unaudited)
	2009	%	2008	%	2009	%	2008	%
Microcontrollers	$184,144	81.2%	$217,089	80.5%	$342,061	81.5%	$434,692	80.8%
Memory products	19,294	8.5	27,893	10.3	35,817	8.5	56,330	10.5
Analog and interface products	23,223	10.3	24,724	9.2	41,732	10.0	46,856	8.7
Total sales	$226,661	100.0%	$269,706	100.0%	$419,610	100.0%	$537,878	100.0%

Microcontrollers

Our microcontroller product line represents the largest component of our total net sales.  Microcontrollers and associated application development systems accounted for approximately 81.2% of our total net sales for the three-month period ended September 30, 2009 and approximately 81.5% of our total net sales for the six-month period ended September 30, 2009 compared to approximately 80.5% of our total net sales for the three-month period ended September 30, 2008 and approximately 80.8% of our total net sales for the six-month period ended September 30, 2008.

Net sales of our microcontroller products decreased approximately 15.1% in the three-month period ended September 30, 2009 and 21.3% in the six-month period ended September 30, 2009 compared to the three and six-month periods ended September 30, 2008.  These sales decreases were primarily due to adverse global economic conditions in the markets we serve and the other factors described above.  The end markets that we serve include the consumer, automotive, industrial control, communications and computing markets.

Historically, average selling prices in the semiconductor industry decrease over the life of any particular product.  The overall average selling prices of our microcontroller products have remained relatively constant over time due to the proprietary nature of these products.  We have experienced, and expect to continue to experience pricing pressure in certain microcontroller product lines, primarily due to competitive conditions.  We have been able in the past, and expect to be able in the future, to moderate average selling price declines in our microcontroller product lines by introducing new products with more features and higher prices.  We may be unable to maintain average selling prices for our microcontroller products as a result of increased pricing pressure in the future, which would adversely affect our operating results.

Memory Products

Sales of our memory products accounted for approximately 8.5% of our total net sales for the three and six-month periods ended September 30, 2009 compared to approximately 10.3% of our total net sales for the three-month period ended September 30, 2008 and 10.5% of our total net sales in the six-month period ended September 30, 2008.

Net sales of our memory products decreased approximately 30.8% in the three-month period ended September 30, 2009 and 36.4% in the six-month period ended September 30, 2009 compared to the three and six-month periods ended September 30, 2008.  These sales decreases were driven primarily by adverse global economic conditions and by customer demand conditions within the Serial EEPROM market which products comprise substantially all of our memory product net sales.

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

Analog and Interface Products

Sales of our analog and interface products accounted for approximately 10.3% of our total net sales for the three-month period ended September 30, 2009 and 10.0% of our total net sales for the six-month period ended September 30, 2009 compared to approximately 9.2% of our total net sales for the three-month period ended September 30, 2008 and 8.7% of our total net sales for the six-month period ended September 30, 2008.

Net sales of our analog and interface products decreased approximately 6.1% in the three-month period ended September 30, 2009 and 10.9% in the six-month period ended September 30, 2009 compared to the three and six-month periods ended September 30, 2008.  These sales decreases were driven primarily by adverse global economic conditions which offset market share gains achieved within the analog and interface market.

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

Distribution

Distributors accounted for approximately 61% of our net sales in the three-month period ended September 30, 2009 and approximately 63% of our net sales in the three-month period ended September 30, 2008.  Distributors accounted for approximately 62% of our net sales in the six-month period ended September 30, 2009 and approximately 63% of our net sales in the six-month period ended September 30, 2008.

Our largest distributor accounted for approximately 12% of our net sales in the three and six-month periods ended September 30, 2009 and approximately 13% of our net sales in the three and six-month periods ended September 30, 2008.

Generally, we do not have long-term agreements with our distributors and we, or our distributors, may terminate our relationships with each other with little or no advanced notice.  The loss of, or the disruption in the operations of, one or more of our distributors could reduce our future net sales in a given quarter and could result in an increase in inventory returns.

At September 30, 2009, our distributors maintained 35 days of inventory of our products which is in line with their inventory levels at March 31, 2009.  Over the past three fiscal years, the days of inventory maintained by our distributors have fluctuated between 31 days and 42 days.  We do not believe that inventory holding patterns at our distributors will materially impact our net sales, due to the fact that we recognize revenue based on sell-through for all our distributors.

Sales by Geography

Sales by geography for the three and six-month periods ended September 30, 2009 and 2008 were as follows (dollars in thousands):

	Three Months Ended September 30, (unaudited)				Six Months Ended September 30, (unaudited)
	2009	%	2008	%	2009	%	2008	%
Americas	$55,892	24.7%	$64,623	24.0%	$105,367	25.1%	$130,751	24.3%
Europe	54,482	24.0	73,167	27.1	104,003	24.8	151,153	28.1
Asia	116,287	51.3	131,916	48.9	210,240	50.1	255,974	47.6
Total sales	$226,661	100.0%	$269,706	100.0%	$419,610	100.0%	$537,878	100.0%

Our sales to foreign customers have been predominately in Asia and Europe, which we attribute to the manufacturing strength in those areas for automotive, communications, computing, consumer and industrial control products.  Americas sales include sales to customers in the U.S., Canada, Central America and South America.

Sales to foreign customers accounted for approximately 78% and 77% of our net sales in the three and six-month periods ended September 30, 2009, respectively, compared to 76% in each of the three and six-month periods ended September 30, 2008.  Substantially all of our foreign sales are U.S. dollar denominated.  Sales to customers in Asia have generally increased over time due to many of our customers transitioning their manufacturing operations to Asia and growth in demand from the emerging Asian market.  Our sales force in the Americas and Europe supports a significant portion of the design activity for products which are ultimately shipped to Asia.

Gross Profit

Our gross profit was $123.3 million in the three months ended September 30, 2009 and $164.2 million in the three months ended September 30, 2008.  Our gross profit was $219.8 million in the six months ended September 30, 2009 and $327.8 million in the six months ended September 30, 2008.  Gross profit as a percentage of sales was 54.4% in the three months ended September 30, 2009 and 60.9% in the three months ended September 30, 2008.  Gross profit as a percentage of sales was 52.4% in the six months ended September 30, 2009 and 60.9% in the six months ended September 30, 2008.

The most significant factors affecting our gross profit percentage in the periods covered by this Quarterly Report on Form 10-Q were:

•	production levels being below the range of our normal capacity resulting in under absorption of fixed costs; and
•	inventory write-downs partially offset by sales of inventory that was previously written down.

Other factors that impacted gross profit percentage in the periods covered by this Quarterly Report on Form 10-Q include:

•	lower depreciation as a percentage of cost of sales;
•	fluctuations in the product mix of microcontrollers, proprietary and non-proprietary analog products and Serial EEPROM products resulting in lower overall average selling prices for our products; and
•	continual cost reductions in wafer fabrication and assembly and test manufacturing, such as new manufacturing technologies and more efficient manufacturing techniques.

During the three-month period ended September 30, 2009, we operated at approximately 68% of our combined Fab 2 and Fab 4 installed capacity, compared to approximately 99% for the three-month period ended September 30, 2008.  During the third and fourth quarters of fiscal 2009, we reduced wafer starts at both Fab 2 and Fab 4 and implemented rotating unpaid time off at both fabrication facilities.  The reduction in wafer starts and rotating unpaid time off were implemented to help control inventory levels due to adverse economic conditions in the markets we serve.  Reduced levels of production continued through the second quarter of fiscal 2010, however, we did begin to increase production output from our wafer fabs in the second quarter of fiscal 2010 to support increasing demand for our products.  During the third quarter of fiscal 2010, we expect our wafer fabs to continue to operate at levels which are lower than peak levels.

As a result of significant reductions in demand and decreased production in our wafer fabs, approximately $8.5 million and $20.6 million was charged to cost of sales in the three and six-month periods ended September 30, 2009, as our production levels for the periods were below the range of normal capacity.  There were no such charges in the three and six-month periods ended September 30, 2008.  If production levels stay below our normal capacity, we will continue to charge cost of sales for the unabsorbed capacity.

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

Our overall inventory levels were $108.5 million at September 30, 2009 compared to $131.5 million at March 31, 2009.  We had 96 days of inventory on our balance sheet at September 30, 2009 compared to 134 days at March 31, 2009 and 110 days at September 30, 2008.  The reduction of our inventory levels was a result of increased net sales and our efforts to manage inventory through production cuts.

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

At September 30, 2009, approximately 67% of our assembly requirements were being performed in our Thailand facility, compared to approximately 68% at September 30, 2008.  Third-party contractors located in Asia perform the balance of our assembly operations.  Substantially all of our test requirements were being performed in our Thailand facility as of September 30, 2009 and September 30, 2008.  We believe that the assembly and test operations performed at our Thailand facility provide us with significant cost savings when compared to contractor assembly and test costs, as well as increased control over these portions of the manufacturing process.

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

Research and Development (R&D)

R&D expenses for the three months ended September 30, 2009 were $29.6 million, or 13.0% of net sales, compared to $31.3 million, or 11.7% of net sales, for the three months ended September 30, 2008.  R&D expenses for the six months ended September 30, 2009 were $57.2 million, or 13.6% of net sales, compared to $62.9 million, or 11.7% of net sales for the six months ended September 30, 2008.  We are committed to investing in new and enhanced products, including development systems software, and in our design and manufacturing process technologies.  We believe these investments are significant factors in maintaining our competitive position.  R&D costs are expensed as incurred.  Assets purchased to support our ongoing research and development activities are capitalized when related to products which have achieved technological feasibility or that have alternative future uses and are amortized over their expected useful lives.  R&D expenses include labor, depreciation, masks, prototype wafers, and expenses for the development of process technologies, new packages, and software to support new products and design environments.

R&D expenses decreased $1.8 million, or 5.7%, for the three months ended September 30, 2009 over the same period last year.  R&D expenses decreased $5.7 million, or 9.0%, for the six months ended September 30, 2009 over the same period last year.  The primary reasons for the dollar decreases in R&D costs over these periods were cost-cutting actions that began in the second half of fiscal 2009, including broad-based reductions in salary and other compensation levels, lower travel costs, and reductions in other variable expenses.

Selling, General and Administrative

Selling, general and administrative expenses for the three months ended September 30, 2009 were $41.0 million, or 18.1% of net sales, compared to $45.6 million, or 16.9% of net sales, for the three months ended September 30, 2008.  Selling, general and administrative expenses for the six months ended September 30, 2009 were $77.4 million, or 18.5% of net sales, compared to $91.0 million, or 16.9% of net sales, for the six months ended September 30, 2008.  Selling, general and administrative expenses include salary and other expenses related to field sales, marketing and administrative personnel, advertising and promotional expenditures and legal expenses.  Selling, general and administrative expenses also include costs related to our direct sales force and FAEs who work in sales offices worldwide to stimulate demand by assisting customers in the selection and use of our products.

Selling, general and administrative expenses decreased $4.6 million, or 10.0%, for the three months ended September 30, 2009 over the same period last year.  Selling, general and administrative expenses decreased $13.6 million, or 15.0%, for the six months ended September 30, 2009 over the same period last year.  The primary reasons for the dollar decreases in selling, general and administrative costs over these periods were cost-cutting actions that began in the second half of fiscal 2009, including broad-based reductions in salary and other compensation levels, lower travel costs, and reductions in other variable expenses.

Special Charge

During the June 2009 quarter we agreed to the terms of a patent license with an unrelated third-party and signed an agreement on July 9, 2009.  The patent license settled alleged infringement claims.  The total payment made to the third-party in July 2009 was $1.4 million, $1.2 million of which was expensed in the first quarter of fiscal 2010 and the remaining $0.2 million was recorded as a prepaid royalty that will be amortized over the remaining life of the patent, which expires June 2010.

Other Income (Expense)

Interest income in the three-month period ended September 30, 2009 decreased to $4.5 million from $10.2 million in the three-month period ended September 30, 2008.  Interest income in the six-month period ended September 30, 2009 decreased to $7.8 from $20.4 million in the six-month period ended September 30, 2008.  The primary reason for the reductions in interest income was lower interest rates applying to our invested cash balances in the three and six-month periods ended September 30, 2009 compared to the prior year periods.  Interest expense related to our 2.125% junior subordinated convertible debentures in the three and six-month periods ended September 30, 2009 was $8.0 million and $15.5 million, respectively, compared to $6.9 million and $14.5 million, respectively, in the three and six-month periods ended September 30, 2008.  Other income, net in the three-month period ended September 30, 2009 was $2.1 million compared to other income, net of $1.7 million in the three-month period ended September 30, 2008.  Other income, net in the six-month period ended September 30, 2009 was $7.8 million compared to other income, net of $4.4 million in the six-month period ended September 30, 2008.  The increase in other income, net in the three-month period ended September 30, 2009 over the same period last year primarily relates to foreign currency fluctuations.  The increase in other income, net in the six-month period ended September 30, 2009 over the same period last year primarily relates to a $7.5 million gain on trading securities during the six months ended September 30, 2009 as a result of market fluctuations in the value of our trading securities and put options and sales of trading securities as described in Note 4 to our condensed consolidated financial statements.

Provision for Income Taxes

The provision for income taxes reflects tax on foreign earnings and federal and state tax on U.S. earnings.  We had an effective tax rate of 13.3% for the three-month period ended September 30, 2009, 14.4% for the six-month period ended September 30, 2009 and 17.8% for each of the three and six-month periods ended September 30, 2008.  Our effective tax rate for the first six months of fiscal 2010 was lower than our effective tax rate for the first six months of fiscal 2009 primarily due to a favorable clarification of tax regulations.  Our effective tax rate is lower than statutory rates in the U.S. primarily due to our mix of earnings in foreign jurisdictions with lower tax rates.

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

Our Thailand manufacturing operations currently benefit from numerous tax holidays that have been granted to us by the Thailand government based on our investments in property, plant and equipment in Thailand.  Our tax holiday periods in Thailand expire at various times in the future.  Any expiration of our tax holidays is expected to have a minimal impact on our overall tax expense due to other tax holidays and an increase in income in other taxing jurisdictions with lower statutory rates.

Liquidity and Capital Resources

We had $1,472.7 million in cash, cash equivalents and short-term and long-term investments at September 30, 2009, an increase of $32.0 million from the March 31, 2009 balance.  The increase in cash, cash equivalents and short-term and long-term investments over this time period is primarily attributable to cash generated from operating activities being offset by dividend payments in the six months ended September 30, 2009.

Net cash provided from operating activities was $243.1 million for the six-month period ended September 30, 2009 compared to $267.5 million for the six-month period ended September 30, 2008.  The decrease in cash flow from operations in the six-month period ended September 30, 2009 compared to the six-month period ended September 30, 2008 was primarily due to lower net income in the six-month period ended September 30, 2009, and increases in accounts receivable.  These decreases in cash flows were offset primarily by sales of trading securities, which provided approximately $87.0 million of operating cash flow in the six-month period ended September 30, 2009, as compared to sales and purchases of trading securities which used $15.9 million of operating cash flow in the six months ended September 30, 2008.

During the six months ended September 30, 2009, net cash used in investing activities was $34.0 million.  During the six months ended September 30, 2008, net cash used in investing activities was $230.4 million.  The decrease in net cash used in investing activities was primarily due to changes in our net purchases, sales and maturities of short-term and long-term investments and higher capital expenditures in the six-month period ended September 30, 2008.

Net cash used in financing activities was $114.4 million for the six months ended September 30, 2009 compared to net cash used in financing activities of $213.1 million for the six months ended September 30, 2008.  Proceeds from the exercise of stock options and employee purchases under our employee stock purchase plans were $9.0 million for the six months ended September 30, 2009 and $25.5 million for the six months ended September 30, 2008.  We paid cash dividends to our shareholders of $124.1 million in the six months ended September 30, 2009 and $123.1 million in the six months ended September 30, 2008.  We did not repurchase any of our shares of common stock during the six months ended September 30, 2009.  We purchased 4.0 million shares of our common stock for $123.9 million during the six months ended September 30, 2008.  Excess tax benefits from share-based payment arrangements were $0.7 million in the six months ended September 30, 2009.  Excess tax benefits from share-based payment arrangements were $8.6 million in the six months ended September 30, 2008.

Our level of capital expenditures varies from time to time as a result of actual and anticipated business conditions.  Capital expenditures in the six months ended September 30, 2009 were $9.7 million compared to $68.0 million for the six months ended September 30, 2008.  Capital expenditures are primarily for the expansion of production capacity and the addition of research and development equipment.  We currently intend to spend approximately $40 million during the next twelve months to invest in equipment and facilities to maintain, and selectively increase, capacity to meet our currently anticipated needs.

We expect to finance capital expenditures through our existing cash balances and cash flows from operations.  We believe that the capital expenditures anticipated to be incurred over the next twelve months will provide sufficient manufacturing capacity to meet our currently anticipated needs.

We enter into derivative transactions from time to time in an attempt to reduce our exposure to currency rate fluctuations.  Although none of the countries in which we conduct significant foreign operations has had a highly inflationary economy in the last five years, there is no assurance that inflation rates or fluctuations in foreign currency rates in countries where we conduct operations will not adversely affect our operating results in the future.  At September 30, 2009, we had no foreign currency forward contracts outstanding.

On December 11, 2007, we announced that our Board of Directors had authorized the repurchase of up to an additional 10.0 million shares of our common stock in the open market or in privately negotiated transactions. As of September 30, 2009, we had repurchased 7.5 million shares under this 10.0 million share authorization for a total of $234.7 million.  There is no expiration date associated with this program.  The timing and amount of future repurchases will depend upon market conditions, interest rates, and corporate considerations.

As of September 30, 2009, we held approximately 35.2 million shares as treasury shares.

On October 28, 2002, we announced that our Board of Directors had approved and instituted a quarterly cash dividend on our common stock.  A quarterly dividend of $0.339 per share was paid on September 3, 2009 in the aggregate amount of $62.1 million.  A quarterly dividend of $0.34 per share was declared on November 4, 2009 and will be paid on December 2, 2009 to stockholders of record as of November 18, 2009.  We expect the aggregate December 2009 cash dividend to be approximately $62.3 million.  Our Board of Directors is free to change our dividend practices at any time and to increase or decrease the dividend paid, or not to pay a dividend on our common stock on the basis of our results of operations, financial condition, cash requirements and future prospects, and other factors deemed relevant by our Board of Directors.  Our current intent is to provide for ongoing quarterly cash dividends depending upon market conditions and our results of operations.

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

Off-Balance Sheet Arrangements

As of September 30, 2009, we are not involved in any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Recently Issued Accounting Pronouncements

For a description of recently issued accounting pronouncements, refer to Note 2 of the Notes to Condensed Consolidated Financial Statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our investment portfolio, consisting of fixed income securities, money market funds, and cash deposits that we hold on an available-for-sale basis, was $1,442.2 million as of September 30, 2009 compared to $1,367.0 million as of June 30, 2009, and our trading securities totaled $4,000 as of September 30, 2009 compared to $71.1 million as of June 30, 2009.  The available-for-sale securities, like all fixed income instruments, are subject to interest rate risk and will decline in value if market interest rates increase.  We have the ability to hold our fixed income investments until maturity and, therefore, we would not expect to recognize any material adverse impact in income or cash flows if market interest rates increase.

At September 30, 2009, $45.3 million of original purchase value of our investment portfolio was invested in ARS.  Historically, the carrying value of ARS approximated due to the frequent resetting of the interest rates.  If an auction fails for amounts we have invested, our investment will not be liquid.  With the continuing liquidity issues experienced in the global credit and capital markets, our ARS have experienced multiple failed auctions.  In September 2007 and February 2008, auctions for $24.9 million and $34.8 million, respectively, of the original purchase value of our investments in ARS had failed.  While we continue to earn interest on these investments based on a pre-determined formula with spreads tied to particular interest rate indices, the estimated market value for a portion of these ARS no longer approximates the original purchase value.

At September 30, 2009, the $24.9 million of ARS that failed during September 2007 carried ratings between A- and CC by Standard & Poors compared to ratings between A- and B at June 30, 2009.  All but $2.5 million of the securities possess credit enhancement in the form of insurance for principal and interest.  The underlying characteristics of $22.4 million of these ARS relate to servicing statutory requirements in the life insurance industry and $2.5 million relate to a specialty finance company.  Subsequent to our investment in these ARS, the ARS have experienced multiple rating downgrades by the major rating agencies.  All such rating change actions have been factored into the fair value estimates of the ARS for the period ending September 30, 2009.

The $24.9 million in failed auctions have continued to fail through the filing date of this Quarterly Report on Form 10-Q.  As a result, we will not be able to access such funds until a future auction on these investments is successful.  The fair value of the failed ARS has been estimated based on market information and estimates determined by management and could change significantly based on market conditions.  We evaluated the impairments in the value of these ARS, determining our intent to sell these securities prior to the recovery of our amortized cost basis resulted in the securities being other-than-temporarily impaired and have recognized an impairment charge on these investments of $0.4 million and $1.3 million, respectively, in the quarters ended September 30, 2009 and June 30, 2009.

The $34.8 million of ARS that failed during February 2008 are investments in student loan-backed ARS.  Approximately $1.4 million and $2.9 million of these ARS were redeemed at par by the issuers in the first six months of fiscal 2010, and fiscal 2009, respectively, reducing our overall position to $30.5 million.  Based upon our evaluation of available information, we believe these investments are of high credit quality, as all of the investments carry AAA credit ratings by one or more of the major credit rating agencies and are largely backed by the federal government (Federal Family Education Loan Program).  The fair value of the failed ARS has been estimated based on market information and estimates determined by management and could change significantly based on market conditions.  If the issuers are not able to successfully close future auctions or over time are not able to obtain more favorable financing options for their debt issuance needs, including refinancing these obligations into lower rate securities, the market value of these investments could be negatively impacted.

In November 2008, we executed an ARS rights agreement (the Rights) with the broker through which we purchased the $30.5 million in ARS that provides (1) us with the right to put these ARS back to the broker at par anytime during the period from June 30, 2010 through July 2, 2012, and (2) the broker with the right to purchase or sell the ARS at par on our behalf anytime through July 2, 2012.  We accounted for the acceptance of the Rights as the receipt of a put option for no consideration and recognized a gain with a corresponding recognition as a long-term investment.  We elected to measure the Rights at fair value and will record changes in the fair value of the Rights in earnings, as the Rights do not provide for net settlement and therefore are not otherwise marked to fair value as derivatives.  We simultaneously recognized an other-than-temporary impairment loss of $5.5 million as we no longer intend to hold these ARS until the fair value recovers, which was recorded in other comprehensive loss in prior quarters.  We have reclassified the ARS from available-for-sale to trading securities and future changes in fair value are being recorded in earnings.  During the second quarter of fiscal 2010, we estimated the fair value of the ARS increased by $1.3 million offset by a change in the fair value of the related Rights of $1.3 million, with no net impact to our income statement.  We expect any future changes in the fair value of the ARS to be largely offset by changes in the fair value of the related Rights without any significant net impact to our income statement.  We will continue to measure the ARS and the Rights at fair value (utilizing Level 3 inputs) until the earlier of its maturity or exercise.

We continue to monitor the market for ARS and consider its impact, if any, on the fair market value of our investments.  If the market conditions deteriorate further, we may be required to record additional impairment charges.  We intend to sell the $24.9 million of ARS.  We intend and have the ability to hold the $30.5 million of ARS until June 30, 2010 when we have the right to sell the auction rates at par to the broker.  We do not anticipate having to sell these securities to fund the operations of our business.  We believe that, based on our current unrestricted cash, cash equivalents and short-term investment balances, the current lack of liquidity in the credit markets will not have a material impact on our liquidity, cash flow or ability to fund our operations.

Our investment in marketable equity securities at September 30, 2009 consists of shares of common stock, the value of which is determined by the closing price of such shares on the respective markets on which the shares are traded as of the balance sheet date. These investments are classified as trading securities and measured at fair value with changes in that fair value recorded in income.  The market value of these investments was approximately $4,000 at September 30, 2009 compared to our cost basis of approximately $5,000.  Based on the limited investment in marketable equity securities at September 30, 2009, the value of our investment in marketable equity securities would not be materially impacted if there were a significant change in the market price of the shares. (See Note 4 to our condensed consolidated financial statements for additional information about our investments in marketable equity securities.)

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, as required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Securities Exchange Act of 1934, as amended, we evaluated under the supervision of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended).  Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  Our disclosure control and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management.  Our disclosure controls and procedures include components of our internal control over financial reporting.  Management's assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance because a control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system's objectives will be met.

Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2009, there was no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our operating results are affected by a wide variety of factors that could reduce our net sales and profitability, many of which are beyond our control.  Some of the factors that may affect our operating results include:

•	changes in demand or market acceptance of our products and products of our customers;
•	levels of inventories at our customers;
•	the mix of inventory we hold and our ability to satisfy orders from our inventory;
•	changes in utilization of our manufacturing capacity and fluctuations in manufacturing yields;
•	our ability to secure sufficient assembly and testing capacity;
•	availability of raw materials and equipment;
•	competitive developments including pricing pressures;

•	the level of orders that are received and can be shipped in a quarter;
•	the level of sell-through of our products through distribution;
•	fluctuations in the mix of products;
•	changes or fluctuations in customer order patterns and seasonality;
•	constrained availability from other electronic suppliers impacting our customers' ability to ship their products, which in turn may adversely impact our sales to those customers;
•	costs and outcomes of any current or future tax audits or any litigation involving intellectual property, customers or other issues;
•	changes in tax regulations and policies in the U.S. and other countries in which we do business;
•
disruptions in our business or our customers' businesses due to terrorist activity, armed conflict, war, worldwide oil prices and supply, public health concerns or disruptions in the transportation system;

•	fluctuations in commodity prices;
•	property damage or other losses, whether or not covered by insurance; and
•	general economic, industry or political conditions in the U.S. or internationally.

We believe that period-to-period comparisons of our operating results are not necessarily meaningful and that you should not rely upon any such comparisons as indications of future performance. In future periods our operating results may fall below our public guidance or the expectations of public market analysts and investors, which would likely have a negative effect on the price of our common stock.  Adverse global economic conditions have adversely impacted our operating results and make comparability between periods less meaningful.

Our operating results will suffer if we ineffectively utilize our manufacturing capacity or fail to maintain manufacturing yields.

The manufacture and assembly of integrated circuits, particularly non-volatile, erasable CMOS memory and logic devices such as those that we produce, are complex processes.  These processes are sensitive to a wide variety of factors, including the level of contaminants in the manufacturing environment, impurities in the materials used, the performance of our wafer fabrication personnel and equipment, and other quality issues.  As is typical in the semiconductor industry, we have from time to time experienced lower than anticipated manufacturing yields.  Our operating results will suffer if we are unable to maintain yields at approximately the current levels.  This could include delays in the recognition of revenue, loss of revenue or future orders, and customer-imposed penalties for failure to meet contractual shipment deadlines.  Our operating results are also adversely affected when we operate at less than optimal capacity.  In the quarter ended March 31, 2009, we reduced wafer starts in both Fab 2 and Fab 4, implemented rotating unpaid time off and had multiple planned shutdowns in our Thailand facility.  These actions were implemented to help control inventory levels in response to adverse economic conditions.  This lower capacity utilization resulted in certain costs being charged directly to expense and lower gross margins.  In the quarter ended September 30, 2009, we increased our production output in our factories and did not have any shutdowns in our Thailand operation and reduced the amount of rotating unpaid time off in Fab 2 and Fab 4.  We are unable to predict when we will be able to return to more optimal levels of capacity utilization.

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

We have experienced, and expect to continue to experience, modest pricing declines in certain of our more mature proprietary product lines, primarily due to competitive conditions.  We have been able to moderate average selling price declines in many of our proprietary product lines by continuing to introduce new products with more features and higher prices.  However, there can be no assurance that we will be able to do so in the future.  We have experienced in the past, and expect to continue to experience in the future, varying degrees of competitive pricing pressures in our Serial EEPROM and non-proprietary analog products.  We may be unable to maintain average selling prices for our products as a result of increased pricing pressure in the future, which could adversely impact our operating results.

Our business is dependent on selling through distributors.

Sales through distributors accounted for approximately 64% of our net sales in fiscal 2009 and approximately 62% of our net sales in the first six months of fiscal 2010.  Our largest distributor accounted for approximately 14% of our net sales in fiscal 2009 and approximately 12% of our net sales in the first six months of fiscal 2010.  We do not have long-term agreements with our distributors and we and our distributors may each terminate our relationship with little or no advance notice.

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

At September 30, 2009, $45.3 million of the fair value of our investment portfolio was invested in ARS.  Historically, the carrying value of ARS approximated fair value due to the frequent resetting of the interest rates.  With the continuing liquidity issues in the global credit markets, our ARS have experienced multiple failed auctions.  As a result, we will not be able to access such funds until a future auction on these investments is successful.  In November 2008, we executed an ARS rights agreement (the Rights) with the broker through which we purchased the $31.9 million in ARS that provides (1) us with the right to put these ARS back to the broker at par anytime during the period from June 30, 2010 through July 2, 2012, and (2) the broker with the right to purchase or sell the ARS at par on our behalf anytime through July 2, 2012.  We accounted for the acceptance of the Rights as the receipt of a put option for no consideration and recognized a gain with a corresponding recognition as a long-term investment.  We will record changes in the fair value of the Rights in earnings, as the Rights do not provide for net settlement and therefore are not otherwise marked to fair value as derivatives.  We simultaneously recognized an other-than-temporary impairment loss of $5.5 million as we no longer intend to hold the ARS to a time where the fair value recovers, which was recorded in other comprehensive loss in prior quarters.  We have reclassified the ARS from available-for-sale to trading securities and future changes in fair value will be recorded in earnings.  We expect any future changes in the fair value of the ARS to be largely offset by changes in the fair value of the related Rights without any significant net impact to our income statement.  We will continue to measure the ARS and the Rights at fair value (utilizing Level 3 inputs) until the earlier of its maturity or exercise.

The fair value of the failed ARS has been estimated based on market information and estimates determined by management and could change significantly based on market conditions.  Based on the estimated values, we concluded these investments were other than temporarily impaired and recognized an impairment charge on these investments of $0.4 million and $1.3 million, respectively, in the quarters ended September 30, 2009 and June 30, 2009.  If the issuers are unable to successfully close future auctions or if their credit ratings deteriorate further, we may be required to further adjust the carrying value of the investments through an additional impairment charge to earnings.

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

Our semiconductor manufacturing operations require raw materials and equipment that must meet exacting standards.  We generally have more than one source for these supplies, but there are only a limited number of suppliers capable of delivering various raw materials and equipment that meet our standards.  The raw materials and equipment necessary for our business could become more difficult to obtain as worldwide use of semiconductors in product applications increases.  We have experienced supply shortages from time to time in the past, and on occasion our suppliers have told us they need more time than expected to fill our orders or that they will no longer support certain equipment with updates or spare and replacement parts.  An interruption of any raw materials or equipment sources, or the lack of supplier support for a particular piece of equipment, could harm our business.

Our operating results may be impacted by both seasonality and the wide fluctuations of supply and demand in the semiconductor industry.

The semiconductor industry is characterized by seasonality and wide fluctuations of supply and demand.  Since a significant portion of our revenue is from consumer markets and international sales, our business may be subject to seasonally lower revenues in the third and fourth quarters of our fiscal year.  However, fluctuations in our overall business in certain recent periods, semiconductor industry conditions and adverse global economic conditions have had a more significant impact on our results than seasonality, and have made it difficult to assess the impact of seasonal factors on our business.  The industry has also experienced significant economic downturns, characterized by diminished product demand and production over-capacity.  We have sought to reduce our exposure to this industry cyclically by selling proprietary products that cannot be easily or quickly replaced to a geographically diverse base of customers across a broad range of market segments.  However, we have experienced substantial period-to-period fluctuations in operating results and expect, in the future, to experience period-to-period fluctuations in operating results due to general industry or economic conditions.  In particular, our business and operating results have been adversely impacted by global economic conditions.

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

It is also possible that from time to time we may be subject to claims related to the performance or use of our products.  These claims may be due to products' nonconformance to our specifications, or specifications agreed upon with the customer, changes in our manufacturing processes, and unexpected end customer system issues due to the interaction with our products or insufficient design or testing by our customers.  We could incur significant expenses related to such matters, including, but not limited to,

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

We do not typically enter into long-term contracts with our customers and we cannot be certain about future order levels from our customers.  When we do enter into customer contracts, the contract is generally cancelable at the convenience of the customer.  Even though we have over 60,000 customers and our ten largest direct customers made up approximately 9% of our total revenue for the six months ended September 30, 2009, cancellation of customer contracts could have an adverse financial impact on our revenue and profits.

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

Sales to foreign customers account for a substantial portion of our net sales.  During fiscal 2009, approximately 75% of our net sales were made to foreign customers.  During the first six months of fiscal 2010, approximately 77% of our net sales were made to foreign customers.  We purchase a substantial portion of our raw materials and equipment from foreign suppliers.  In addition, we own product assembly and testing facilities located near Bangkok, Thailand, which has experienced periods of political uncertainty in the past.  We also use various foreign contractors for a portion of our assembly and testing and for a portion of our wafer fabrication requirements.  Substantially all of our finished goods inventory is maintained in Thailand.

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

Over the past few years, there has been an expansion in environmental laws focusing on reducing or eliminating hazardous substances in electronic products.  For example, the EU RoHS Directive provided that beginning on July 1, 2006, electronic products sold into Europe were required to meet stringent chemical restrictions, including the absence of lead. Other countries, such as the U.S., China and Korea, have enacted or may enact laws or regulations similar to those of the EU.  These and other future environmental regulations could require us to reengineer certain of our existing products and may make it more expensive for us to manufacture and sell our products.  Over the last several years, the number and complexity of laws focused on the energy efficiency of electronic products and accessories; the recycling of electronic products; and the reduction in quantity and the recycling of packaging materials have expanded significantly.  It may be difficult for us to timely comply with these laws and we may not have sufficient quantities of compliant products to meet customers' needs, thereby adversely impacting our sales and profitability.  We may also have to write off inventory in the event that we hold inventory that is not saleable as a result of changes to regulations.  We expect these risks and trends to continue.  In addition, we anticipate increased customer requirements to meet voluntary criteria related to the reduction or elimination of hazardous substances in our products and energy efficiency measures.

Regulatory authorities in jurisdictions into which we ship our products could levy fines or restrict our ability to export products.

A significant portion of our sales are made outside of the U.S. through the exporting and re-exporting of products.  In addition to local jurisdictions' export regulations, our U.S.-manufactured products or products based on U.S. technology are subject to Export Administration Regulations (EAR) when exported and re-exported to and from international jurisdictions.  Licenses or proper license exceptions may be required for the shipment of our products to certain countries.  Non-compliance with EAR or other export regulations can result in penalties including denial of export privileges, fines, criminal penalties, and seizure of products.  Such penalties could have a material adverse effect on our business including our ability to meet our net sales and earnings targets.

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

The market price of our common stock has fluctuated significantly in the past and is likely to fluctuate in the future.  The future trading price of our common stock could be subject to wide fluctuations in response to a variety of factors, many of which are beyond our control, including, but not limited to:

•	quarterly variations in our operating results and the operating results of other technology companies;
•	actual or anticipated announcements of technical innovations or new products by us or our competitors;
•	changes in analysts' estimates of our financial performance or buy/sell recommendations;
•	changes in our financial guidance or our failure to meet such guidance;
•	general conditions in the semiconductor industry; and
•	global economic and financial conditions.

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

We may consider strategic acquisitions if such opportunities arise.  Any transactions that we consider may involve a number of risks including the diversion of our management's attention from our existing business or possible adverse effects on our operating results during the integration process for those transactions that we complete.  In addition, we may not be able to successfully or profitably integrate, operate, maintain and manage any newly acquired operations or employees.  We may not be able to maintain uniform standards, controls, procedures and policies, which may lead to operational inefficiencies.

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

Currently, a majority of our revenue is generated from customers located outside the U.S., and a substantial portion of our assets, including employees, are located outside the U.S.  Present U.S. income taxes and foreign withholding taxes have not been provided on undistributed earnings for certain of our non-U.S. subsidiaries, because such earnings are intended to be indefinitely reinvested in the operations of those subsidiaries.  President Obama's administration has announced initiatives that would substantially reduce our ability to defer U.S. taxes including repealing the deferral of U.S. taxation of foreign earnings, eliminating utilization of or substantially reducing our ability to claim foreign tax credits, and eliminating various tax deductions until foreign earnings are repatriated to the U.S.  If any of these proposals become law, they could have a material negative impact on our financial position and results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders

(a)	We held our Annual Meeting of Stockholders on August 14, 2009.

(b)	Steve Sanghi, Albert J. Hugo-Martinez, L.B. Day, Matthew W. Chapman and Wade F. Meyercord were elected as directors at the Annual Meeting.

(c)	The results of the vote on the matters voted upon at the Annual Meeting were as follows:

(1)	Election of Directors:

Director	For	Withheld/Abstain
Steve Sanghi	158,606,783	3,264,244
Albert J. Hugo-Martinez	121,570,198	40,300,829
L.B. Day	121,724,099	40,146,928
Matthew W. Chapman	159,767,894	2,103,133
Wade F. Meyercord	116,676,651	45,194,376

(2)	Approval of the proposal to amend and restate the Company's 2004 Equity Incentive Plan:

For	Against	Withheld/Abstain	Broker Non-Votes
142,248,350	4,999,214	288,852	14,334,611

(3)	Approval of the ratification of the appointment of Ernst & Young LLP as the independent registered public accounting firm of Microchip for the fiscal year ending March 31, 2010:

For	Against	Withheld/Abstain	Broker Non-Votes
160,459,945	1,189,516	221,566	-0-

The foregoing matters are described in more detail in our definitive proxy statement dated July 10, 2009.

Item 6.                 Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MICROCHIP TECHNOLOGY INCORPORATED

Date: November 6, 2009	By: /s/ J. Eric Bjornholt
J. Eric Bjornholt
Vice President and Chief Financial Officer
(Duly Authorized Officer, and
Principal Financial and Accounting Officer)