Form 10-Q
period 2009-12-31
MICROCHIP TECHNOLOGY INC
filed 2010-02-09
CIK 827054

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009.

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
Yes  ☒                      No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  (Check One)
Yes  ☐                      No  ☒

Shares Outstanding of Registrant’s Common Stock
Class	Outstanding at January 31, 2010
Common Stock, $0.001 par value	184,235,381 shares

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES

Item 1.              Financial Statements

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

ASSETS
	December 31,	As adjusted March 31,
	2009	2009
	(Unaudited)	(See Notes 1 and 2)
Cash and cash equivalents	$361,291	$446,329
Short-term investments	716,683	943,616
Accounts receivable, net	113,763	88,525
Inventories	112,784	131,510
Prepaid expenses	14,124	11,447
Deferred tax assets	73,744	75,681
Other current assets	50,348	51,736
Total current assets	1,442,737	1,748,844

Property, plant and equipment, net	495,065	531,687
Long-term investments	421,628	50,826
Goodwill	36,165	36,165
Intangible assets, net	28,996	25,718
Other assets	19,016	18,526

Total assets	$2,443,607	$2,411,766

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable	$38,387	$29,228
Accrued liabilities	49,165	42,486
Deferred income on shipments to distributors	97,583	83,931
Total current liabilities	185,135	155,645

Junior convertible debentures	339,000	334,184
Long-term income tax payable	53,967	70,051
Deferred tax liability	377,647	365,734
Other long-term liabilities	3,983	3,834

Stockholders’ equity:

Preferred stock, $0.001 par value; authorized 5,000,000 shares; no shares issued or outstanding	---	---
Common stock, $0.001 par value; authorized 450,000,000 shares; 218,789,994 shares issued and 184,234,148 shares outstanding at December 31, 2009; 218,789,994 shares issued and 182,769,124 shares outstanding at March 31, 2009	184	183
Additional paid-in capital	1,275,123	1,273,876
Retained earnings	1,253,977	1,299,317
Accumulated other comprehensive income	2,712	4,312
Common stock held in treasury: 34,555,846 shares at December 31, 2009; 36,020,870 shares at March 31, 2009	(1,048,121)	(1,095,370)
Total stockholders’ equity	1,483,875	1,482,318

Total liabilities and stockholders’ equity	$2,443,607	$2,411,766

See accompanying notes to condensed consolidated financial statements

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2009	As adjusted 2008	2009	As adjusted 2008
		(See Note 2)		(See Note 2)
Net sales	$250,099	$192,166	$669,709	$730,044
Cost of sales (1)	104,103	87,379	303,938	297,507
Gross profit	145,996	104,787	365,771	432,537

Operating expenses:
Research and development (1)	30,332	26,973	87,536	89,868
Selling, general and administrative (1)	43,096	36,840	120,525	127,882
Special charges	---	500	1,238	500
	73,428	64,313	209,299	218,250

Operating income	72,568	40,474	156,472	214,287
Other income (expense):
Interest income	4,946	7,410	12,727	27,761
Interest expense	(7,763)	(7,096)	(23,312)	(21,608)
Other, net	128	(20,378)	7,929	(15,962)
Income before income taxes	69,879	20,410	153,816	204,478
Income tax provision (benefit)	476	(51,946)	12,560	(19,145)
Net income	$69,403	$72,356	$141,256	$223,623

Basic net income per common share	$0.38	$0.40	$0.77	$1.22
Diluted net income per common share	$0.37	$0.39	$0.76	$1.19
Dividends declared per common share	$0.340	$0.339	$1.018	$1.007
Basic common shares outstanding	183,856	181,963	183,301	183,414
Diluted common shares outstanding	187,861	183,999	186,770	187,661

(1) Includes share-based compensation expense as follows:
Cost of sales	$1,266	$967	$4,845	$4,645
Research and development	3,108	2,948	9,205	8,023
Selling, general and administrative	4,463	4,250	13,285	11,689

See accompanying notes to condensed consolidated financial statements

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)
	Nine Months Ended December 31,
	2009	As adjusted 2008
Cash flows from operating activities:		(See Note 2)
Net income	$141,256	$223,623
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	67,735	72,210
Deferred income taxes	15,466	4,920
Share-based compensation expense related to equity incentive plans	27,335	24,357
Tax benefit from equity incentive plans	2,089	11,239
Excess tax benefit from share-based compensation	(2,050)	(10,453)
Convertible debt derivatives - revaluation and amortization	154	(1,153)
Amortization of convertible debenture issuance costs	302	575
Gain on sale of assets	(100)	(100)
Special charges	1,238	500
Sales/(purchases) of trading securities, net	86,970	(79,319)
(Gain) loss on trading securities	(7,425)	12,166
Unrealized impairment loss on available-for-sale investments	2,170	2,548
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(25,238)	60,302
Decrease (increase) in inventories	19,216	(10,966)
Increase in deferred income on shipments to distributors	13,652	2,980
Increase (decrease) in accounts payable and accrued liabilities	14,600	(18,446)
Change in other assets and liabilities	(13,351)	(30,415)
Net cash provided by operating activities	344,019	264,568

Cash flows from investing activities:
Purchases of available-for-sale investments	(1,311,946)	(751,140)
Sales and maturities of available-for-sale investments	1,083,146	768,553
Investment in other assets	(5,975)	(15,023)
Proceeds from sale of assets	100	156
Capital expenditures	(28,416)	(91,821)
Net cash used in investing activities	(263,091)	(89,275)

Cash flows from financing activities:
Payment of cash dividend	(186,594)	(184,835)
Repurchase of common stock	---	(123,929)
Proceeds from sale of common stock	18,578	26,476
Excess tax benefit from share-based compensation	2,050	10,453
Net cash used in financing activities	(165,966)	(271,835)
Net decrease in cash and cash equivalents	(85,038)	(96,542)
Cash and cash equivalents at beginning of period	446,329	487,736
Cash and cash equivalents at end of period	$361,291	$391,194

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC).  In the opinion of management, all adjustments of a normal recurring nature which are necessary for a fair presentation have been included.  Certain information and footnote disclosures normally included in audited consolidated financial statements have been condensed or omitted pursuant to such SEC rules and regulations.  It is suggested that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2009.  The results of operations for the three and nine months ended December 31, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2010 or for any other period.

Subsequent events have been evaluated through February 9, 2010, which is the date the financial statements were issued.

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

The following table sets forth the effect of the retrospective application of the Cash Conversion Subsections on certain previously reported line items (in thousands, except per share data):

Condensed Consolidated Statements of Income:
	Three Months Ended December 31, 2008		Nine Months Ended December 31, 2008
	As Reported	As Adjusted	As Reported	As Adjusted
Interest expense	$(5,775)	$(7,096)	$(17,758)	$(21,608)
Income before income taxes	$21,731	$20,410	$208,328	$204,478
Income tax benefit	$(51,438)	$(51,946)	$(17,663)	$(19,145)
Net income	$73,169	$72,356	$225,991	$223,623
Basic net income per common share	$0.40	$0.40	$1.23	$1.22
Diluted net income per common share	$0.40	$0.39	$1.20	$1.19

Condensed Consolidated Balance Sheet:

	March 31, 2009
	As Reported	As Adjusted
Deferred tax assets	$69,626	$75,681
Total current assets	$1,742,789	$1,748,844
Other assets	$34,254	$18,526
Total assets	$2,421,439	$2,411,766

Junior convertible debentures	$1,149,184	$334,184
Deferred tax liability	$51,959	$365,734
Additional paid-in capital	$778,204	$1,273,876
Retained earnings	$1,303,437	$1,299,317
Total stockholders' equity	$990,766	$1,482,318
Total liabilities and stockholders' equity	$2,421,439	$2,411,766

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

(3)           Special Charges

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

(4)           Investments

The Company's investments are intended to establish a high-quality portfolio that preserves principal, meets liquidity needs, and delivers an appropriate yield in relationship to the Company's investment guidelines and market conditions.  The following is a summary of available-for-sale and trading securities at December 31, 2009 (amounts in thousands):

	Available-for-sale Securities
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Government agency bonds	$417,264	$354	$1,381	$416,237
Municipal bonds	262,127	2,333	---	264,460
Auction rate securities	16,731	---	---	16,731
Corporate bonds	409,515	3,304	1,136	411,683
	$1,105,637	$5,991	$2,517	$1,109,111

	Trading Securities
	Adjusted Cost	Gross Unrealized Gains		Gross Unrealized Losses		Estimated Fair Value
Auction rate securities	$26,500	$	---	$	---	$26,500
Put option on auction rate securities	2,700		---		---	2,700
	$29,200	$	---	$	---	$29,200

At December 31, 2009, the Company's available-for-sale and trading securities are presented on the condensed consolidated balance sheets as short-term investments of $716.7 million and long-term investments of $421.6 million.

Historically, the Company has made certain strategic investments in publicly traded companies which it classified as trading securities. During the three months ended December 31, 2009, the Company sold its remaining small position in trading securities with no recognized gain or loss.  During the nine months ended December 31, 2009, the Company recognized a gain in earnings of $7.5 million on its trading securities.  The Company had a net realized gain of $1.0 million on trading securities that it sold during the nine months ended December 31, 2009.

At December 31, 2009, $43.2 million of the fair value of the Company's investment portfolio was invested in auction rate securities (ARS).  With the continuing liquidity issues in the global credit markets, the Company's ARS have experienced multiple failed auctions.  In September 2007 and February 2008, auctions for $24.9 million and $34.8 million, respectively, of the original purchase value of the Company's investments in ARS first failed.  While the Company continues to earn interest on these investments based on a pre-determined formula with spreads tied to particular interest rate indices, the estimated market value for these ARS no longer approximates the original purchase value.

The $24.9 million in failed auctions noted above have continued to fail through the filing date of this Quarterly Report on Form 10-Q.  The fair value of the failed ARS of $16.7 million has been estimated based on market information and estimates determined by management and could change significantly based on future market conditions.  The Company evaluated the impairments in the value of these ARS, determining its intent to sell these securities prior to the recovery of its amortized cost basis resulted in the securities being other-than-temporarily impaired and has recognized an impairment charge on these investments of $0.5 million and $2.2 million in the three and nine months ended December 31, 2009, respectively.

The $34.8 million of ARS that failed during February 2008 are investments in student loan-backed ARS.  Approximately $1.3 million and $2.7 million of these ARS were redeemed at par by the issuers in the three and nine months ended December 31, 2009, respectively, reducing the Company’s overall position in these ARS to $29.2 million.  Based upon the Company's evaluation of available information, it believes these investments are of high credit quality, as all of the investments carry AAA credit ratings by one or more of the major credit rating agencies and are largely backed by the federal government (Federal Family Education Loan Program).  The fair value of the failed ARS has been estimated based on market information and estimates determined by management and could change significantly based on future market conditions.

In November 2008, the Company executed an ARS rights agreement (the Rights) with the broker through which the Company purchased the $29.2 million in ARS that provides (1) the Company with the right to put these ARS back to the broker at par anytime during the period from June 30, 2010 through July 2, 2012, and (2) the broker with the right to purchase or sell the ARS at par on the Company's behalf anytime through July 2, 2012.  The Company accounted for the acceptance of the Rights as the receipt of a put option for no consideration and recognized a gain with a corresponding recognition as a long-term investment.  The Company expects any future changes in the fair value of the ARS to be largely offset by changes in the fair value of the related Rights without any significant net impact to the Company's income statement.  The Company will continue to measure the ARS and the Rights at fair value (utilizing Level 3 inputs) until the earlier of maturity or exercise.  The Company intends and has the ability to hold the $29.2 million of ARS until the market recovers or until June 30, 2010 when it has the right to sell the ARS at par to the broker as it does not anticipate having to sell these securities to fund the operations of its business.

At December 31, 2009, the Company evaluated other investments within its investment portfolio and noted unrealized losses of $2.5 million which were due to fluctuations in interest rates.  Management does not believe any of the unrealized losses represent other-than-temporary impairments based on its evaluation of available evidence as of December 31, 2009.  The Company's intent is to hold these investments until these assets are no longer impaired.  For those investments not scheduled to mature until after December 31, 2010, such recovery is not anticipated to occur in the next year and these investments have been classified as long-term investments.

The amortized cost and estimated fair value of the available-for-sale securities at December 31, 2009, by maturity, are shown below (amounts in thousands).  Expected maturities can differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties, and the Company views its available-for-sale securities as available for current operations.

	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale
Due in one year or less	$380,558	$2,038	$31	$382,565
Due after one year and through five years	708,348	3,953	2,486	709,815
Due after five years and through ten years	---	---	---	---
Due after ten years	16,731	---	---	16,731
	$1,105,637	$5,991	$2,517	$1,109,111

During the quarter ended December 31, 2009, the Company had no realized gains or losses from sales of available-for-sale securities compared to a realized gain of $7,000 in the quarter ended September 30, 2009.

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

Level 2 – Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3 – Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Assets and liabilities measured at fair value on a recurring basis at December 31, 2009 are as follows (amounts in thousands):

	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)		Total Balance
Assets
Money market fund deposits	$67,740	$	---	$	---	$67,740
Deposit accounts	---		293,551		---	293,551
Government agency bonds	---		416,237		---	416,237
Municipal bonds	---		264,460		---	264,460
Auction rate securities	---		---		43,231	43,231
Put option on auction rate securities	---		---		2,700	2,700
Corporate bonds	---		411,683		---	411,683
Total assets measured at fair value	$67,740		$1,385,931		$45,931	$1,499,602

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

The following table presents a reconciliation for all assets and liabilities measured at fair value on a recurring basis, excluding accrued interest components, using significant unobservable inputs (Level 3) for the three and nine months ended December 31, 2009 (amounts in thousands):

	Three Months Ended December 31, 2009	Nine Months Ended December 31, 2009

Balance at September 30, 2009 and March 31, 2009, respectively	$47,784	$50,826
Securities redeemed at par	(1,325)	(2,725)
Impairment losses included in interest income	(528)	(2,170)
Balance at December 31, 2009	$45,931	$45,931

Assets and liabilities measured at fair value on a recurring basis are presented/classified on the condensed consolidated balance sheets at December 31, 2009 as follows (amounts in thousands):

	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)		Total Balance
Assets
Cash and cash equivalents	$67,740	$293,551	$	---	$361,291
Short-term investments	---	687,483		29,200	716,683
Long-term investments	---	404,897		16,731	421,628
Total assets measured at fair value	$67,740	$1,385,931		$45,931	$1,499,602

(6)	Fair Value of Financial Instruments

The carrying amount of cash equivalents approximates fair value because their maturity is less than three months.  The carrying amount of short-term and long-term investments approximates fair value as the securities are marked to market as of each balance sheet date with any unrealized gains and losses reported in stockholders' equity.  The carrying amount of accounts receivable, accounts payable and accrued liabilities approximates fair value due to the short-term maturity of the amounts.  The fair value of the Company's junior subordinated convertible debentures was $1,167.1 million at December 31, 2009, based on the trading price of the bonds, compared to the carrying value of $339.0 million.  See Note 11 for additional information regarding the carrying value of the Company's junior subordinated convertible debentures.

(7)	Accounts Receivable

Accounts receivable consists of the following (amounts in thousands):

	December 31, 2009	March 31, 2009

Trade accounts receivable	$116,326	$91,325
Other	625	376
	116,951	91,701
Less allowance for doubtful accounts	3,188	3,176
	$113,763	$88,525

(8)	Inventories

The components of inventories consist of the following (amounts in thousands):

	December 31, 2009	March 31, 2009

Raw materials	$4,863	$3,693
Work in process	97,314	114,676
Finished goods	10,607	13,141
	$112,784	$131,510

Inventory impairment charges establish a new cost basis for inventory and charges are not subsequently reversed to income even if circumstances later suggest that increased carrying amounts are recoverable.

(9)	Property, Plant and Equipment

Property, plant and equipment consists of the following (amounts in thousands):

	December 31, 2009	March 31, 2009

Land	$39,671	$39,671
Building and building improvements	347,625	334,717
Machinery and equipment	1,166,684	1,148,588
Projects in process	95,470	114,478
	1,649,450	1,637,454
Less accumulated depreciation and amortization	1,154,385	1,105,767
	$495,065	$531,687

Depreciation expense attributed to property, plant and equipment was $65.0 million in the nine months ended December 31, 2009 and $70.4 million in the nine months ended December 31, 2008.

(10)           Income Taxes

The provision for income taxes reflects tax on foreign earnings and federal and state tax on U.S. earnings.  The Company had an effective tax rate of 8.2% for the nine-month period ended December 31, 2009 and an effective tax rate benefit of 9.4% for the nine-month period ended December 31, 2008.  During the three and nine months ended December 31, 2009, the Company settled an IRS examination of fiscal 2002, 2003 and 2004 which resulted in a one-time tax benefit of $8.5 million.  During the three and nine months ended December 31, 2008, the Company settled an IRS examination of fiscal 2005 which resulted in a one-time tax benefit of $16.9 million.  Also, during the three and nine months ended December 31, 2008, the IRS issued revised Treasury Regulations that provided a clarification of the tax treatment of certain items that the Company had previously established a tax accrual for.  As a result of this clarification, the Company recognized a $33.0 million tax benefit.  During the three and nine months ended December 31, 2008, the Company recognized a U.S. tax benefit of $7.4 million from a loss incurred on its trading securities as these are U.S. investments taxed at a higher rate than the Company's overall effective tax rate.  Additionally, in October 2008, the U.S. Congress passed the Emergency Economic Stabilization Act of 2008 which included a provision to extend the research and development tax credit retroactively from January 1, 2008.  As a result, the Company recognized a one-time tax benefit of $1.5 million in three and nine months ended December 31, 2008.  The Company's effective tax rate is lower than statutory rates in the U.S. due primarily to its mix of earnings in foreign jurisdictions with lower tax rates.

At March 31, 2009, the Company had $70.1 million of unrecognized tax benefits.  Unrecognized tax benefits decreased by $16.1 million in the nine months ended December 31, 2009 compared to the March 31, 2009 balances as a result of the accrual for uncertain tax positions, the accrual of deficiency interest on these positions and a release of the accrual related to the settlement of an IRS audit.

The Company files U.S. federal, U.S. state, and foreign income tax returns.  For U.S. federal, and in general for U.S. state tax returns, the fiscal 2006 through fiscal 2009 tax years remain open for examination by tax authorities.  The U.S. IRS is currently auditing the Company's fiscal years ended March 31, 2006, 2007 and 2008.  For foreign tax returns, the Company is generally no longer subject to income tax examinations for years prior to fiscal 2002.

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

The Company believes that it maintains adequate reserves to offset any potential income tax liabilities that may arise upon final resolution of matters for open tax years.  If such reserve amounts ultimately prove to be unnecessary, the resulting reversal of such reserves would result in tax benefits being recorded in the period the reserves are no longer deemed necessary.  If such amounts prove to be less than an ultimate assessment, a future charge to expense would be recorded in the period in which the assessment is determined.  Although the timing of the resolution and/or closure on audits is highly uncertain, the Company does not believe it is reasonably possible that its unrecognized tax benefits would materially change in the next 12 months.

(11)           2.125% Junior Subordinated Convertible Debentures

The Company's $1.15 billion principal amount of 2.125% junior subordinated convertible debentures due December 15, 2037, are subordinated in right of payment to any future senior debt of the Company and are effectively subordinated in right of payment to the liabilities of the Company's subsidiaries.  The debentures are convertible, subject to certain conditions, into shares of the Company's common stock at an initial conversion rate of 29.2783 shares of common stock per $1,000 principal amount of debentures, representing an initial conversion price of approximately $34.16 per share of common stock.  As of December 31, 2009, none of the conditions allowing holders of the debentures to convert had been met.  As a result of a cash dividend of $0.34 per share paid in December 2009, the conversion rate was adjusted to 32.5417 shares of common stock per $1,000 of principal amount of debentures, representing a conversion price of approximately $30.73 per share of common stock.

As the debentures can be settled in cash upon conversion, for accounting purposes, the debentures were bifurcated into a liability component and an equity component, which are initially recorded at fair value.  The carrying value of the equity component at December 31, 2009 and at March 31, 2009 was $822.4 million.  The estimated fair value of the liability component of the debentures at the issuance date was $327.6 million, resulting in a debt discount of $822.4 million.  The unamortized debt discount was $810.3 million at December 31, 2009 and $815.0 million at March 31, 2009.  The carrying value of the debentures was $339.0 million at December 31, 2009 and $334.2 million at March 31, 2009.  The remaining period over which the unamortized debt discount will be recognized as non-cash interest expense is 28 years.  In the three and nine months ended December 31, 2009, the Company recognized $1.6 million and $4.7 million, respectively, in non-cash interest expense related to the amortization of the debt discount.  In the three and nine months ended December 31, 2008, the Company recognized $1.3 million and $3.9 million, respectively, in non-cash interest expense related to the amortization of the debt discount.  The Company recognized $6.1 million and $18.3 million of interest expense related to the 2.125% coupon on the debentures in each of the three and nine months ended December 31, 2009 and 2008.

The debentures also include certain embedded features related to the contingent interest payments, the Company making specific types of distributions (e.g., extraordinary dividends), the redemption feature in the event of changes in tax law, and penalty interest in the event of a failure to maintain an effective registration. These features qualify as derivatives and are bundled as a compound embedded derivative that is measured at fair value.  The fair value of the derivative as of December 31, 2009 was $0.6 million, compared to the value at March 31, 2009 of $0.5 million, resulting in an increase of interest expense in the first nine months of fiscal 2010 of $0.1 million.  The balance of the debentures on the Company's condensed consolidated balance sheet at December 31, 2009 of $339.0 million includes the fair value of the embedded derivative.

(12)           Derivative Instruments

The Company has international operations and is thus subject to foreign currency rate fluctuations.  To manage the risk of changes in foreign currency rates, the Company periodically enters into derivative contracts comprised of foreign currency forward contracts to hedge its asset and liability foreign currency exposure and a portion of its foreign currency operating expenses.  Approximately 99% of the Company's sales are U.S. Dollar denominated. To date, the exposure related to foreign exchange rate volatility has not been material to the Company's operating results.  As of December 31, 2009 and March 31, 2009, the Company had no foreign currency derivatives outstanding.  The Company recognized an immaterial amount of net realized gains on foreign currency derivatives in the nine months ended December 31, 2009.

(13)	Comprehensive Income

Comprehensive income consists of net income offset by net unrealized gains and losses on available-for-sale investments.  The components of other comprehensive income and related tax effects were as follows (amounts in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2009	2008	2009	2008

Change in unrealized gains and losses on investments, net of tax effect of $641, ($2,403), $1,616 and ($1,462), respectively	$1,637	$(5,968)	$1,600	$(2,766)

Comprehensive income was $67.8 million and $139.7 million for the three and nine months ended December 31, 2009, respectively, and $78.3 million and $226.4 million for the three and nine months ended December 31, 2008, respectively.

(14)	Employee Benefit Plans

Share-Based Compensation Expense

The following table presents details of share-based compensation expense (amounts in thousands):

	Three Months Ended December 31,				Nine Months Ended December 31,
	2009		2008		2009		2008
Cost of sales	$1,266	(1)	$967	(1)	$4,845	(1)	$4,645	(1)
Research and development	3,108		2,948		9,205		8,023
Selling, general and administrative	4,463		4,250		13,285		11,689
Pre-tax effect of share-based compensation	8,837		8,165		27,335		24,357
Income tax benefit	1,180		1,454		3,585		4,384
Net income effect of share-based compensation	$7,657		$6,711		$23,750		$19,973

(1) During the three and nine months ended December 31, 2009, $1.8 million and $5.3 million, respectively, was capitalized to inventory and $1.3 million and $4.8 million, respectively, of previously capitalized inventory was sold.  During the three and nine months ended December 31, 2008, $1.8 million and $4.9 million, respectively, was capitalized to inventory and $1.0 million and $4.6 million, respectively, of previously capitalized inventory was sold.

The amount of unearned share-based compensation currently estimated to be expensed in the remainder of fiscal 2010 through fiscal 2014 related to unvested share-based payment awards at December 31, 2009 is $49.9 million.  The weighted average period over which the unearned share-based compensation is expected to be recognized is approximately 2.28 years.

Combined Incentive Plan Information

The total intrinsic value of restricted stock units (RSUs) which vested during the three and nine months ended December 31, 2009 was $5.3 million and $12.0 million, respectively.  The aggregate intrinsic value of RSUs outstanding at December 31, 2009 was $122.9 million, calculated based on the closing price of the Company's common stock of $29.05 per share on December 31, 2009.  At December 31, 2009, the weighted average remaining expense recognition period was 2.34 years.

The weighted average fair value per share of the RSUs awarded is calculated based on the fair market value of the Company's common stock on the respective grant dates discounted for the Company's expected dividend yield.  The weighted average fair value per share of RSUs awarded in the three and nine months ended December 31, 2009 was $20.77 and $18.85, respectively.  The weighted average fair value per share of RSUs awarded in the three and nine months ended December 31, 2008 was $20.72 and $25.42, respectively.

The total intrinsic value of options exercised during the three and nine months ended December 31, 2009 was $2.4 million and $4.7 million, respectively.  This intrinsic value represents the difference between the fair market value of the Company's common stock on the date of exercise and the exercise price of each equity award.

The aggregate intrinsic value of options outstanding and options exercisable at December 31, 2009 was $43.7 million and $42.3 million, respectively.  The aggregate intrinsic values were calculated based on the closing price of the Company's common stock of $29.05 per share on December 31, 2009.

For the three-month periods ended December 31, 2009 and 2008, the number of option shares exercisable was 8,768,254 and 8,572,398, respectively, and the weighted average exercise price per share was $24.36 and $23.25, respectively.

The weighted average fair value per share of stock options granted in the nine months ended December 31, 2009 was $5.90.  The weighted average fair value per share of stock options granted in the nine months ended December 31, 2008 was $10.39.  There were no stock options granted in the three-month periods ended December 31, 2009 and 2008.

(15)	Net Income Per Common Share

The following table sets forth the computation of basic and diluted net income per common share (in thousands, except per share amounts):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2009	2008	2009	2008

Net income	$69,403	$72,356	$141,256	$223,623
Weighted average common shares outstanding	183,856	181,963	183,301	183,414
Dilutive effect of stock options and RSUs	4,005	2,036	3,469	3,854
Dilutive effect of convertible debt	---	---	---	393
Weighted average common and potential common shares outstanding	187,861	183,999	186,770	187,661
Basic net income per common share	$0.38	$0.40	$0.77	$1.22
Diluted net income per common share	$0.37	$0.39	$0.76	$1.19

Diluted net income per common share for the three and nine months ended December 31, 2009 does not include any incremental shares issuable upon the exchange of the debentures (see Note 11).  The nine-month period ended December 31, 2008 includes 392,594 incremental shares issuable upon the exchange of the debentures.  The debentures have no impact on diluted net income per common share unless the average price of the Company's common stock exceeds the conversion price because the principal amount of the debentures will be settled in cash upon conversion.  Prior to conversion, the Company will include, in the diluted net income per common share calculation, the effect of the additional shares that may be issued when the Company's common stock price exceeds the conversion price using the treasury stock method.  The weighted average conversion price per share used in calculating the dilutive effect of the convertible debt for the three and nine months ended December 31, 2009 was $30.94 and $31.37, respectively.

Weighted average common shares exclude the effect of anti-dilution option shares.  As of the three and nine-month periods ended December 31, 2009, the number of option shares that were antidilutive was 3,552,862 and 5,289,097, respectively.  As of the three and nine-month periods ended December 31, 2008, the number of option shares that were antidilutive was 7,608,287 and 617,023, respectively.

(16)	Stock Repurchase

During the three and nine months ended December 31, 2009, the Company did not repurchase any of its shares of common stock.  During the nine months ended December 31, 2008, the Company purchased 4.0 million of its common stock for a total of $123.9 million.  The Company did not purchase any of its shares of common stock in the three months ended December 31, 2008.  The timing and amount of future repurchases will depend upon market conditions, interest rates, and corporate considerations.

As of December 31, 2009, the Company held approximately 34.6 million shares as treasury shares.

(17)	Dividends

A quarterly cash dividend of $0.34 per share was paid on December 2, 2009 in the aggregate amount of $62.5 million.  A quarterly cash dividend of $0.341 per share was declared on February 3, 2010 and will be paid on March 4, 2010 to shareholders of record as of February 18, 2010.  The Company expects the March 2010 payment of its quarterly cash dividend to be approximately $62.9 million.

(18)	Subsequent Event

On February 2, 2010, the Company signed a definitive agreement to acquire Silicon Storage Technology, Inc. for $2.85 per share in cash or approximately $275 million.  The Company currently expects the transaction to close in the first quarter of fiscal 2011.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

This report, including “Part I – Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations” and “Part II - Item 1A Risk Factors" contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties, including statements regarding our strategy, financial performance and revenue sources.  We use words such as “anticipate,” “believe,” “plan,” “expect,” “future,” “intend” and similar expressions to identify forward-looking statements.  Our actual results could differ materially from the results anticipated in these forward-looking statements as a result of certain factors including those set forth under “Risk Factors,” beginning at page 36 and elsewhere in this Form 10-Q.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  You should not place undue reliance on these forward-looking statements.  We disclaim any obligation to update information contained in any forward-looking statement.  These forward-looking statements include, without limitation, statements regarding the following:

•	The effects that adverse global economic conditions and fluctuations in the global credit and equity markets may have on our financial condition and results of operations;
•	The effects and amount of competitive pricing pressure on our product lines;
•	Our ability to moderate future average selling price declines;
•	The effect of product mix, capacity utilization, yields, and fixed cost absorption on gross margin;
•	The amount of changes in demand for our products and those of our customers;
•	The level of orders that will be received and shipped within a quarter;
•	The effect that distributor and customer inventory holding patterns will have on us;
•	Our belief that deferred cost of sales will have low risk of material impairment;
•	Our belief that our direct sales personnel combined with our distributors provide an effective means of reaching our customer base;
•	Our ability to increase the proprietary portion of our analog and interface product lines and the effect of such an increase;
•	The impact of any supply disruption we may experience;
•	Our ability to effectively utilize our facilities at appropriate capacity levels and anticipated costs;
•	That we adjust capacity utilization to respond to actual and anticipated business and industry-related conditions;
•	That our existing facilities and planned expansion activities provide sufficient capacity to respond to increases in demand;
•	That manufacturing costs will be reduced by transition to advanced process technologies;
•	Our expectation that our wafer fabs will operate at high levels with no under-absorption of fixed costs;
•	Our ability to maintain manufacturing yields;
•	Continuing our investments in new and enhanced products;
•	Our ability to attract and retain qualified personnel;
•	The cost effectiveness of using our own assembly and test operations;
•	Our anticipated level of capital expenditures;
•	Continuation and amount of quarterly cash dividends;
•	The sufficiency of our existing sources of liquidity;
•	The impact of seasonality on our business;
•	The accuracy of our estimates used in valuing employee equity awards;
•	That the resolution of legal actions will not harm our business, and the accuracy of our assessment of the probability of loss and range of potential loss;
•	That the idling of assets will not impair the value of such assets;
•	The recoverability of our deferred tax assets;

•	The adequacy of our tax reserves to offset any potential tax liabilities, having the appropriate support for our income tax positions and the accuracy of our estimated tax rate;
•	Our belief that the expiration of any tax holidays will not have a material impact;
•	The accuracy of our estimates of the useful life and values of our property, assets, and other liabilities;
•	The adequacy of our patent strategy;
•	Our ability to obtain patents and intellectual property licenses and minimize the effects of litigation;
•	The level of risk we are exposed to for product liability claims;
•	The amount of labor unrest, public health issues, political instability, governmental interference and changes in general economic conditions that we experience;
•	The effect of fluctuations in market interest rates on income and/or cash flows;
•	The effect of fluctuations in currency rates;
•	Our ability to collect accounts receivable;
•	Our belief that our investments in student loan auction rate municipal bond offerings are of high credit quality;
•	Our ability to hold our fixed income investments and certain ARS until the market recovers, and the immaterial impact this will have on our liquidity;
•	Our belief that unrealized losses in our investment portfolio do not represent other-than-temporary impairment;
•
Our belief that any future changes in the fair value of the ARS associated with the ARS rights agreement will be largely offset by changes in the fair value of the related rights without any significant net impact to our income statement;

•	The accuracy of our estimation of the cost effectivity of our insurance coverage;
•	Our belief that our activities are conducted in compliance with various regulations not limited to environmental and export compliance;
•	Our ability and intent to settle the principal amount of the junior subordinated convertible debentures in cash; and
•	The accuracy of our estimates used in valuing our available-for-sale securities.

We begin our Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) with a summary of Microchip's overall business strategy to give the reader an overview of the goals of our business and the overall direction of our business and products.  This is followed by a discussion of the Critical Accounting Policies and Estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results.  We then discuss our Results of Operations for the three and nine months ended December 31, 2009 compared to the three and nine months ended December 31, 2008.  We then provide an analysis of changes in our balance sheet and cash flows, and discuss our financial commitments in sections titled "Liquidity and Capital Resources," "Contractual Obligations" and "Off-Balance Sheet Arrangements."

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

We sell our products to a broad base of domestic and international customers across a variety of industries.  The principal markets that we serve include consumer, automotive, industrial, office automation and telecommunications.  Our business is subject to fluctuations based on economic conditions within these markets.  Beginning with the third quarter of fiscal 2009, the downturn in the U.S. and global economies adversely impacted our key markets resulting in adverse fluctuations in our business; however, in the first three quarters of fiscal 2010 we saw an upturn in our key markets, resulting in improvements to our business, though not to earlier levels of revenue and profitability equal to those we achieved in the first and second quarters of fiscal 2009.

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

We sell the majority of the items in our product catalog to our distributors worldwide at a uniform list price.  However, distributors resell our products to end customers at a very broad range of individually negotiated price points.  The majority of our distributors' resales require a reduction from the original list price paid.  Often, under these circumstances, we remit back to the distributor a portion of their original purchase price after the resale transaction is completed in the form of a credit against the distributors' outstanding accounts receivable balance.  The credits are on a per unit basis and are not given to the distributor until they provide information to us regarding the sale to their end customer.  The price reductions vary significantly based on the customer, product, quantity ordered, geographic location and other factors and discounts to a price less than our cost have historically been rare.  The effect of granting these credits establishes the net selling price to our distributors for the product and results in the net revenue recognized by us when the product is sold by the distributors to their end customers.  Thus, a portion of the "deferred income on shipments to distributors" balance represents the amount of distributors' original purchase price that will be credited back to the distributor in the future.  The wide range and variability of negotiated price concessions granted to distributors does not allow us to accurately estimate the portion of the balance in the deferred income on shipments to distributors account that will be credited back to the distributors.  Therefore, we do not reduce deferred income on shipments to distributors or accounts receivable by anticipated future concessions; rather, price concessions are typically recorded against deferred income on shipments to distributors and accounts receivable when incurred, which is generally at the time the distributor sells the product.  At December 31, 2009, we had approximately $143.6 million of deferred revenue and $46.0 million in deferred cost of sales recognized as $97.6 million of deferred income on shipments to distributors.  At March 31, 2009, we had approximately $118.2 million of deferred revenue and $34.3 million in deferred cost of sales recognized as $83.9 million of deferred income on shipments to distributors.  The deferred income on shipments to distributors that will ultimately be recognized in our income statement will be lower than the amount reflected on the balance sheet due to additional price credits to be granted to the distributors when the product is sold to their customers.  These additional price credits historically have resulted in the deferred income approximating the overall gross margins that we recognize in the distribution channel of our business.

Distributor advances, reflected as a reduction of deferred income on shipments to distributors on our condensed consolidated balance sheets, totaled $51.8 million at December 31, 2009 and $37.6 million at March 31, 2009.  On sales to distributors, our payment terms generally require the distributor to settle amounts owed to us for an amount in excess of their ultimate cost.  The sales price to our distributors may be higher than the amount that the distributors will ultimately owe us because distributors often negotiate price reductions after purchasing the product from us and such reductions are often significant.  It is our practice to apply these negotiated price discounts to future purchases, requiring the distributor to settle receivable balances, on a current basis, generally within 30 days, for amounts originally invoiced.  This practice has an adverse impact on the working capital of our distributors.  As such, we have entered into agreements with certain distributors whereby we advance cash to the distributors to reduce the distributor's working capital requirements.  These advances are reconciled at least on a quarterly basis and are estimated based on the amount of ending inventory as reported by the distributor multiplied by a negotiated percentage.  Such advances have no impact on our revenue recognition or our condensed consolidated statements of income.  We process discounts taken by distributors against our deferred income on shipments to distributors' balance and true-up the advanced amounts generally after the end of each completed fiscal quarter.  The terms of these advances are set forth in binding legal agreements and are unsecured, bear no interest on unsettled balances and are due upon demand.  The agreements governing these advances can be cancelled by us at any time.

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

Share-Based Compensation

We measure at fair value and recognize compensation expense for all share-based payment awards, including grants of employee stock options, RSUs and employee stock purchase rights, to be recognized in our financial statements based on their respective grant date fair values.  Total share-based compensation during the nine months ended December 31, 2009 was $27.8 million, of which $22.5 million was reflected in operating expenses.  Total share-based compensation reflected in cost of sales during the nine months ended December 31, 2009 was $4.8 million.  Total share-based compensation included in our inventory balance was $3.7 million at December 31, 2009.

Determining the appropriate fair-value model and calculating the fair value of share-based awards at the date of grant requires judgment.  The fair value of our RSUs is based on the fair market value of our common stock on the date of grant discounted for expected future dividends.  We use the Black-Scholes option pricing model to estimate the fair value of employee stock options and rights to purchase shares under stock participation plans.  Option pricing models, including the Black-Scholes model, also require the use of input assumptions, including expected volatility, expected life, expected dividend rate, and expected risk-free rate of return.  We use a blend of historical and implied volatility based on options freely traded in the open market as we believe this is more reflective of market conditions and a better indicator of expected volatility than using purely historical volatility.  The expected life of the awards is based on historical and other economic data trended into the future.  The risk-free interest rate assumption is based on observed interest rates appropriate for the terms of our awards.  The dividend yield assumption is based on our history and expectation of future dividend payouts.  We estimate the number of share-based awards that will be forfeited due to employee turnover.  Quarterly changes in the estimated forfeiture rate can have a significant effect on reported share-based compensation, as the effect of adjusting the rate for all expense amortization after April 1, 2006 is recognized in the period the forfeiture estimate is changed.  If the actual forfeiture rate is higher or lower than the estimated forfeiture rate, then an adjustment is made to increase or decrease the estimated forfeiture rate, which will result in a decrease or increase to the expense recognized in our financial statements.  If forfeiture adjustments are made, they would affect our gross margin, research and development expenses, and selling, general, and administrative expenses.  The effect of forfeiture adjustments through the third quarter of fiscal 2010 was immaterial.

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

Our trading securities have consisted of strategic investments in shares of publicly traded common stock and ARS that we intend to dispose of through the exercise of a put option.  (See Note 4 to our condensed consolidated financial statements for further discussion of the put option.)  Our investments in trading securities are carried at fair value with unrealized gains and losses reported in Other, net, in our consolidated statements of income.

Our available-for-sale securities consist of government agency bonds, municipal bonds, ARS, and corporate bonds.  Our investments in available-for-sale securities are carried at fair value with unrealized gains and losses reported in stockholders' equity.  Premiums and discounts are amortized or accreted over the life of the related available-for-sale security.  Dividend and interest income are recognized when earned.  The cost of securities sold is calculated using the specific identification method.

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

Income Taxes

As part of the process of preparing our condensed consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate.  This process involves estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes.  These differences result in deferred tax assets and liabilities, which are included within our condensed consolidated balance sheets.  We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income within the relevant jurisdiction and to the extent we believe that recovery is not likely, we must establish a valuation allowance.  We have not provided for a valuation allowance because we believe that it is more likely than not that our deferred tax assets will be recovered from future taxable income.  Should we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.  At December 31, 2009, our gross deferred tax asset was $73.7 million.

Various taxing authorities in the U.S. and other countries in which we do business scrutinize the tax structures employed by businesses.  Companies of our size and complexity are regularly audited by the taxing authorities in the jurisdictions in which they conduct significant operations.  We are currently under audit by the United States Internal Revenue Service (IRS) for our fiscal years ended March 31, 2006, 2007 and 2008.  We recognize liabilities for anticipated tax audit issues in the U.S. and other tax jurisdictions based on our estimate of whether, and the extent to which, additional tax payments are probable.  We believe that we maintain adequate tax reserves to offset any potential tax liabilities that may arise upon these and other pending audits in the U.S. and other countries in which we do business.  If such amounts ultimately prove to be unnecessary, the resulting reversal of such reserves would result in tax benefits being recorded in the period the reserves are no longer deemed necessary.  If such amounts ultimately prove to be less than an ultimate assessment, a future charge to expense would be recorded in the period in which the assessment is determined.

Property, Plant and Equipment

Property, plant and equipment are stated at cost.  Major renewals and improvements are capitalized, while maintenance and repairs are expensed when incurred.  At December 31, 2009, the carrying value of our property and equipment totaled $495.1 million, which represented 20.3% of our total assets.  This carrying value reflects the application of our property and equipment accounting policies, which incorporate estimates, assumptions and judgments relative to the useful lives of our property and equipment.  Depreciation is provided on a straight-line basis over the estimated useful lives of the related assets, which range from 5 to 7 years on manufacturing equipment, from 10 to 15 years on leasehold improvements and approximately 30 years on buildings.

We began production activities at Fab 4 on October 31, 2003.  We began to depreciate the Fab 4 assets as they were placed in service for production purposes.  As of December 31, 2009, all of the buildings and supporting facilities were being depreciated as well as the manufacturing equipment that had been placed in service.  All manufacturing equipment that was not being used in production activities was maintained in projects in process and is not being depreciated until it is placed into service since management believes there will be no change to its utility from the present time until it is placed into productive service.  The lives to be used for depreciating this equipment at Fab 4 will be evaluated at such time as the assets are placed in service.  We do not believe that the temporary idling of such assets has impaired the estimated life or carrying values of the underlying assets.

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

Junior Subordinated Convertible Debentures

We separately account for the liability and equity components of our junior subordinated convertible debentures in a manner that reflects our nonconvertible debt (unsecured debt) borrowing rate when interest cost is recognized.  This results in a bifurcation of a component of the debt, classification of that component in equity and the accretion of the resulting discount on the debt to be recognized as part of interest expense in our consolidated statements of operations.  Additionally, certain embedded features of the debentures qualify as derivatives and are bundled as a compound embedded derivative that is measured at fair value.  Lastly, we  include the dilutive effect of the shares of our common stock issuable upon conversion of the outstanding junior subordinated convertible debentures in our diluted income per share calculation regardless of whether the market price trigger or other contingent conversion feature has been met.  We apply the treasury stock method as we have the intent and current ability to settle the principal amount of the junior subordinated convertible debentures in cash.  This method results in incremental dilutive shares when the average fair value of our common stock for a reporting period exceeds the conversion price per share which was $30.73 at December 31, 2009 and adjusts as dividends are recorded in the future.

Litigation

Our current estimated range of liability related to pending litigation is based on the probable loss of claims for which we can estimate the amount and range of loss.  Recorded reserves were immaterial at December 31, 2009.

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

	Three Months Ended December 31,		Nine Months Ended December 31,
	2009	2008	2009	2008

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	41.6	45.5	45.4	40.7
Gross profit	58.4	54.5	54.6	59.3
Research and development	12.1	14.0	13.0	12.3
Selling, general and administrative	17.3	19.2	18.0	17.5
Special charge	---	0.2	0.2	0.1
Operating income	29.0%	21.1%	23.4%	29.4%

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

Our net sales for the quarter ended December 31, 2009 were $250.1 million, an increase of 10.3% from the previous quarter's sales of $226.7 million, and an increase of 30.1% from net sales of $192.2 million in the quarter ended December 31, 2008.  Our net sales for the nine months ended December 31, 2009 were $669.7 million, a decrease of 8.3% from net sales of $730.0 million in the nine months ended December 31, 2008.  The increases in net sales in the quarter ended December 31, 2009 over the previous quarter, and over the quarter ended December 31, 2008, were due primarily to improving semiconductor industry conditions and market share gains in our strategic product lines.  The decrease in net sales for the nine months ended December 31, 2009 compared to the nine months ended December 31, 2008, resulted primarily from adverse changes in global economic and end-market conditions across all of our product lines.  Average selling prices for our products were down approximately 11% and 7% for the three and nine-month periods ended December 31, 2009 over the corresponding periods of the previous fiscal year.  The number of units of our products sold was up approximately 44% and down approximately 2% for the three and nine-month periods ended December 31, 2009 over the corresponding periods of the previous fiscal year.  The average selling prices and the unit volumes of our sales are impacted by the mix of our products sold and overall semiconductor market conditions.  Key factors related to the amount of net sales during the three and nine-month periods ended December 31, 2009 include:

•	global economic conditions in the markets we serve;
•	semiconductor industry conditions;
•	inventory holding patterns of our customers;
•	increasing semiconductor content in our customers' products;
•	customers' increasing needs for the flexibility offered by our programmable solutions;
•	our new product offerings that have increased our served available market; and
•	continued market share gains.

Sales by product line for the three and nine months ended December 31, 2009 and 2008 were as follows (dollars in thousands):

	Three Months Ended December 31, (unaudited)				Nine Months Ended December 31, (unaudited)
	2009	%	2008	%	2009	%	2008	%

Microcontrollers	$202,416	80.9%	$155,866	81.1%	$544,477	81.3%	$590,558	80.9%
Memory products	21,182	8.5	17,341	9.0	56,999	8.5	73,671	10.1
Analog and interface products	26,501	10.6	18,959	9.9	68,233	10.2	65,815	9.0
Total sales	$250,099	100.0%	$192,166	100.0%	$669,709	100.0%	$730,044	100.0%

Microcontrollers

Our microcontroller product line represents the largest component of our total net sales.  Microcontrollers and associated application development systems accounted for approximately 80.9% of our total net sales for the three-month period ended December 31, 2009 and approximately 81.3% of our total net sales for the nine-month period ended December 31, 2009 compared to approximately 81.1% of our total net sales for the three-month period ended December 31, 2008 and approximately 80.9% of our total net sales for the nine-month period ended December 31, 2008.

Net sales of our microcontroller products increased approximately 29.9% in the three-month period ended December 31, 2009 and decreased approximately 7.8% in the nine-month period ended December 31, 2009 compared to the three and nine-month periods ended December 31, 2008.  The sales increase in the three-month period ended December 31, 2009 over the same period last year resulted primarily from improving semiconductor industry conditions, market share gains and other factors described above.  The sales decrease in the nine-month period over the same period last year were primarily due to adverse global economic conditions in the markets we serve and the other factors described above.  The end markets that we serve include the consumer, automotive, industrial control, communications and computing markets.

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

Memory Products

Sales of our memory products accounted for approximately 8.5% of our total net sales for each of the three and nine-month periods ended December 31, 2009 compared to approximately 9.0% of our total net sales for the three-month period ended December 31, 2008 and 10.1% of our total net sales in the nine-month period ended December 31, 2008.

Net sales of our memory products increased approximately 22.1% in the three-month period ended December 31, 2009 and decreased approximately 22.6% in the nine-month period ended December 31, 2009 compared to the three and nine-month periods ended December 31, 2008.  The sales increase in the three-month period ended December 31, 2009 over the same period last year resulted primarily from improving semiconductor industry conditions.  The sales decrease in the nine-month period over the same period last year were driven primarily by adverse global economic conditions leading to reduced customer demand within the Serial EEPROM market which products comprise substantially all of our memory product net sales.

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

Analog and Interface Products

Sales of our analog and interface products accounted for approximately 10.6% of our total net sales for the three-month period ended December 31, 2009 and 10.2% of our total net sales for the nine-month period ended December 31, 2009 compared to approximately 9.9% of our total net sales for the three-month period ended December 31, 2008 and 9.0% of our total net sales for the nine-month period ended December 31, 2008.

Net sales of our analog and interface products increased approximately 39.8% in the three-month period ended December 31, 2009 and 3.7% in the nine-month period ended December 31, 2009 compared to the three and nine-month periods ended December 31, 2008.  These sales increases were driven primarily by improving semiconductor industry conditions and market share gains achieved within the analog and interface market.

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

Distribution

Distributors accounted for approximately 60% of our net sales in the three-month period ended December 31, 2009 and approximately 66% of our net sales in the three-month period ended December 31, 2008.  Distributors accounted for approximately 61% of our net sales in the nine-month period ended December 31, 2009 and approximately 64% of our net sales in the nine-month period ended December 31, 2008.

Our largest distributor accounted for approximately 12% of our net sales in each of the three and nine-month periods ended December 31, 2009.  Our largest distributor accounted for approximately 14% of our net sales in the three-month period ended December 31, 2008, and approximately 13% of our net sales in the nine-month period ended December 31, 2008.

Generally, we do not have long-term agreements with our distributors and we, or our distributors, may terminate our relationships with each other with little or no advanced notice.  The loss of, or the disruption in the operations of, one or more of our distributors could reduce our future net sales in a given quarter and could result in an increase in inventory returns.

At December 31, 2009, our distributors maintained 40 days of inventory of our products compared to 35 days at March 31, 2009.  Over the past three fiscal years, the days of inventory maintained by our distributors have fluctuated between 31 days and 42 days.  We do not believe that inventory holding patterns at our distributors will materially impact our net sales, due to the fact that we recognize revenue based on sell-through for all our distributors.

Sales by Geography

Sales by geography for the three and nine-month periods ended December 31, 2009 and 2008 were as follows (dollars in thousands):

	Three Months Ended December 31, (unaudited)				Nine Months Ended December 31, (unaudited)
	2009	%	2008	%	2009	%	2008	%

Americas	$59,311	23.7%	$50,836	26.4%	$164,678	24.6%	$181,587	24.9%
Europe	60,059	24.0	52,802	27.5	164,062	24.5	203,955	27.9
Asia	130,729	52.3	88,528	46.1	340,969	50.9	344,502	47.2
Total sales	$250,099	100.0%	$192,166	100.0%	$669,709	100.0%	$730,044	100.0%

Our sales to foreign customers have been predominately in Asia and Europe, which we attribute to the manufacturing strength in those areas for automotive, communications, computing, consumer and industrial control products.  Americas sales include sales to customers in the U.S., Canada, Central America and South America.

Sales to foreign customers accounted for approximately 78% and 77% of our net sales in the three and nine-month periods ended December 31, 2009, respectively, compared to 74% in the three-month period ended December 31, 2008 and 76% in the nine-month period ended December 31, 2008.  Substantially all of our foreign sales are U.S. Dollar denominated.  Sales to customers in Asia have generally increased over time due to many of our customers transitioning their manufacturing operations to Asia and growth in demand from the emerging Asian market.  Our sales force in the Americas and Europe supports a significant portion of the design activity for products which are ultimately shipped to Asia.

Gross Profit

Our gross profit was $146.0 million in the three months ended December 31, 2009 and $104.8 million in the three months ended December 31, 2008.  Our gross profit was $365.8 million in the nine months ended December 31, 2009 and $432.5 million in the nine months ended December 31, 2008.  Gross profit as a percentage of sales was 58.4% in the three months ended December 31, 2009 and 54.5% in the three months ended December 31, 2008.  Gross profit as a percentage of sales was 54.6% in the nine months ended December 31, 2009 and 59.3% in the nine months ended December 31, 2008.

The most significant factors affecting our gross profit percentage in the periods covered by this Quarterly Report on Form 10-Q were:

•	production levels being below the range of our normal capacity resulting in under absorption of fixed costs; and
•	continual cost reductions in wafer fabrication and assembly and test manufacturing, such as new manufacturing technologies and more efficient manufacturing techniques.

Other factors that impacted gross profit percentage in the periods covered by this Quarterly Report on Form 10-Q include:

•	inventory write-downs partially offset by sales of inventory that was previously written down;
•	lower depreciation as a percentage of cost of sales; and
•	fluctuations in the product mix of microcontrollers, proprietary and non-proprietary analog products and Serial EEPROM products resulting in lower overall average selling prices for our products.

During the three-month period ended December 31, 2009, we operated at significantly higher levels of capacity utilization compared to the levels in the three-month period ended December 31, 2008. We adjust our capacity utilization as required to respond to actual and anticipated business and industry-related conditions. We operated at or above normal capacity levels, which we typically consider to be the range of 90 to 95% of the actual capacity of the installed equipment during fiscal 2007, fiscal 2008 and the first half of fiscal 2009. However, during the third and fourth quarters of fiscal 2009, we reduced wafer starts at both Fab 2 and Fab 4 and implemented rotating unpaid time off at both fabrication facilities. The reduction in wafer starts and rotating unpaid time off were implemented to help control inventory levels due to adverse economic conditions in the markets we serve. Reduced levels of production continued into the third quarter of fiscal 2010, however, we increased the production output from our wafer fabs in the second and third quarters of fiscal 2010 to support increasing demand for our products and during the latter part of the third quarter of fiscal 2010, we operated our wafer fabs at close to peak levels. During the fourth quarter of fiscal 2010, we expect our wafer fabs to operate at high levels with no under-absorption of fixed costs.

As a result of reductions in demand and decreased production in our wafer fabs, approximately $1.7 million and $22.3 million was charged to cost of sales in the three and nine-month periods ended December 31, 2009, as our production levels for the periods were below the range of normal capacity.  In the three-month period ended December 31, 2008, approximately $6.5 million was charged to cost of sales as a result of decreased production levels.  In the future, if production levels are below normal capacity, we will charge cost of sales for the unabsorbed capacity.

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

Our overall inventory levels were $112.8 million at December 31, 2009 compared to $131.5 million at March 31, 2009.  We had 99 days of inventory on our balance sheet at December 31, 2009 compared to 134 days at March 31, 2009 and 143 days at December 31, 2008.  The reduction of our inventory levels was a result of our efforts to manage inventory through this period of adverse global economic conditions and was impacted by net sales levels in the most recent quarters exceeding our initial expectations when entering those periods.  Our inventory levels at December 31, 2009 were at the low end of the range we have experienced over the past three years.  Our goal is to grow our inventory balances to more normalized levels over time.

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

At December 31, 2009, approximately 67% of our assembly requirements were being performed in our Thailand facility, compared to approximately 75% at December 31, 2008.  The percentage of our assembly work that is performed internally fluctuates over time based on supply and demand conditions in the semiconductor industry and our internal capacity constraints.  Third-party contractors located in Asia perform the balance of our assembly operations.  Substantially all of our test requirements were being performed in our Thailand facility as of December 31, 2009 and December 31, 2008.  We believe that the assembly and test operations performed at our Thailand facility provide us with significant cost savings when compared to contractor assembly and test costs, as well as increased control over these portions of the manufacturing process.

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

Research and Development (R&D)

R&D expenses for the three months ended December 31, 2009 were $30.3 million, or 12.1% of net sales, compared to $27.0 million, or 14.0% of net sales, for the three months ended December 31, 2008.  R&D expenses for the nine months ended December 31, 2009 were $87.5 million, or 13.0% of net sales, compared to $89.9 million, or 12.3% of net sales for the nine months ended December 31, 2008.  We are committed to investing in new and enhanced products, including development systems software, and in our design and manufacturing process technologies.  We believe these investments are significant factors in maintaining our competitive position.  R&D costs are expensed as incurred.  Assets purchased to support our ongoing research and development activities are capitalized when related to products which have achieved technological feasibility or that have alternative future uses and are amortized over their expected useful lives.  R&D expenses include labor, depreciation, masks, prototype wafers, and expenses for the development of process technologies, new packages, and software to support new products and design environments.

R&D expenses increased $3.4 million, or 12.5%, for the three months ended December 31, 2009 over the same period last year.  R&D expenses decreased $2.3 million, or 2.6%, for the nine months ended December 31, 2009 over the same period last year.  The primary reasons for the dollar increase over the three-month periods were higher salary and bonus costs related to restoring previous reductions in compensation programs due to improving business conditions.  The primary reasons for the dollar decrease in R&D costs over the nine-month periods were cost-cutting actions that began in the second half of fiscal 2009, including broad-based reductions in salary and other compensation levels, lower travel costs, and reductions in other variable expenses, offset by higher salary and bonus costs in the three months ended December 31, 2009.

Selling, General and Administrative

Selling, general and administrative expenses for the three months ended December 31, 2009 were $43.1 million, or 17.3% of net sales, compared to $36.8 million, or 19.2% of net sales, for the three months ended December 31, 2008.  Selling, general and administrative expenses for the nine months ended December 31, 2009 were $120.5 million, or 18.0% of net sales, compared to $127.9 million, or 17.5% of net sales, for the nine months ended December 31, 2008.  Selling, general and administrative expenses include salary and other expenses related to field sales, marketing and administrative personnel, advertising and promotional expenditures and legal expenses.  Selling, general and administrative expenses also include costs related to our direct sales force and FAEs who work in sales offices worldwide to stimulate demand by assisting customers in the selection and use of our products.

Selling, general and administrative expenses increased $6.3 million, or 17.0%, for the three months ended December 31, 2009 over the same period last year.  Selling, general and administrative expenses decreased $7.4 million, or 5.8%, for the nine months ended December 31, 2009 over the same period last year.  The primary reasons for the dollar increase over the three-month periods were higher salary and bonus costs related to restoring previous reductions in compensation programs due to improving business conditions.  The primary reasons for the dollar decrease in selling, general and administrative costs over the nine-month periods were cost-cutting actions that began in the second half of fiscal 2009, including broad-based reductions in salary and other compensation levels, lower travel costs, and reductions in other variable expenses, offset by higher salary and bonus costs in the three months ended December 31, 2009.

Special Charges

During the June 2009 quarter, we agreed to the terms of a patent license with an unrelated third-party and signed an agreement on July 9, 2009.  The patent license settled alleged infringement claims.  The total payment made to the third-party in July 2009 was $1.4 million, $1.2 million of which was expensed in the first quarter of fiscal 2010 and the remaining $0.2 million was recorded as a prepaid royalty that will be amortized over the remaining life of the patent.

On October 15, 2008, we announced the acquisition of Hampshire Company, a leader in the large format touch screen controller market.  As a result of the acquisition, we incurred a $0.5 million in-process research and development charge in the third quarter of fiscal 2009.

Other Income (Expense)

Interest income in the three-month period ended December 31, 2009 decreased to $4.9 million from $7.4 million in the three-month period ended December 31, 2008.  Interest income in the nine-month period ended December 31, 2009 decreased to $12.7 million from $27.8 million in the nine-month period ended December 31, 2008.  The primary reason for the reductions in interest income was lower interest rates applying to our invested cash balances in the three and nine-month periods ended December 31, 2009 compared to the prior year periods.  Interest expense related to our 2.125% junior subordinated convertible debentures in the three and nine-month periods ended December 31, 2009 was $7.8 million and $23.3 million, respectively, compared to $7.1 million and $21.6 million, respectively, in the three and nine-month periods ended December 31, 2008.  Other income, net in the three-month period ended December 31, 2009 was $0.1 million compared to other expense, net of $20.4 million in the three-month period ended December 31, 2008.  Other income, net in the nine-month period ended December 31, 2009 was $7.9 million compared to other expense, net of $16.0 million in the nine-month period ended December 31, 2008.  The increase in other income, net in the three-month period ended December 31, 2009 over the same period last year primarily relates to a $19.3 million loss on trading securities during the three months ended December 31, 2008 as a result of market fluctuations in our trading securities and put options as described in Note 4 to our condensed consolidated financial statements.  The increase in other income, net in the nine-month period ended December 31, 2009 over the same period last year primarily relates to a $7.5 million gain on trading securities during the nine months ended December 31, 2009 as a result of market fluctuations in the value of our trading securities and put options and sales of trading securities as described in Note 4 to our condensed consolidated financial statements.

Provision for Income Taxes

The provision for income taxes reflects tax on foreign earnings and federal and state tax on U.S. earnings.  We had an effective tax rate of 0.7% for the three-month period ended December 31, 2009 and 8.2% for the nine-month period ended December 31, 2009.  We had an effective tax rate benefit of 254.7% for the three-month period ended December 31, 2008 and 9.4% for the nine-month period ended December 31, 2008.  Our effective tax rates for the three and nine months ended December 31, 2009 were higher than our effective tax rates for the three and nine months ended December 31, 2008, and lower than the statutory rates in the U.S. for the three and nine months ended December 31, 2009 and 2008, primarily due to IRS audit settlements in these periods and a favorable clarification of tax regulations in the three and nine months ended December 31, 2008.  Additionally, our effective tax rate is lower than statutory rates in the U.S. due to our mix of earnings in foreign jurisdictions with lower tax rates.  See Note 10 to our condensed consolidated financial statements for additional information on our tax items.

Various taxing authorities in the U.S. and other countries in which we do business are increasing their scrutiny of the tax structures employed by businesses.  Companies of our size and complexity are regularly audited by the taxing authorities in the jurisdictions in which they conduct significant operations.  We are currently under audit by the IRS for our fiscal years ended March 31, 2006, 2007 and 2008.  We recognize liabilities for anticipated tax audit issues in the U.S. and other tax jurisdictions based on our estimate of whether, and the extent to which, additional tax payments are probable.  We believe that we maintain adequate tax reserves to offset any potential tax liabilities that may arise upon these and other pending audits in the U.S. and other countries in which we do business.  If such amounts ultimately prove to be unnecessary, the resulting reversal of such reserves would result in tax benefits being recorded in the period the reserves are no longer deemed necessary.  If such amounts ultimately prove to be less than any final assessment, a future charge to expense would be recorded in the period in which the assessment is determined.

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

Liquidity and Capital Resources

We had $1,499.6 million in cash, cash equivalents and short-term and long-term investments at December 31, 2009, an increase of $58.8 million from the March 31, 2009 balance.  The increase in cash, cash equivalents and short-term and long-term investments over this time period is primarily attributable to cash generated from operating activities being offset by dividend payments in the nine months ended December 31, 2009.

Net cash provided from operating activities was $344.0 million for the nine-month period ended December 31, 2009 compared to $264.6 million for the nine-month period ended December 31, 2008.  The increase in cash flow from operations in the nine-month period ended December 31, 2009 compared to the nine-month period ended December 31, 2008 was primarily due to sales of trading securities, which provided approximately $87.0 million of operating cash flow in the nine-month period ended December 31, 2009, compared to sales and purchases of trading securities which used $79.3 million of operating cash flow in the nine-month period ended December 31, 2008, offset by the decline in net income from $233.6 million to $141.3 million.

During the nine months ended December 31, 2009, net cash used in investing activities was $263.1 million.  During the nine months ended December 31, 2008, net cash used in investing activities was $89.3 million.  The increase in net cash used in investing activities was primarily due to changes in our net purchases, sales and maturities of short-term and long-term investments, offset by lower capital expenditures in the nine-month period ended December 31, 2009.

Net cash used in financing activities was $166.0 million for the nine months ended December 31, 2009 compared to net cash used in financing activities of $271.8 million for the nine months ended December 31, 2008.  Proceeds from the exercise of stock options and employee purchases under our employee stock purchase plans were $18.6 million for the nine months ended December 31, 2009 and $26.5 million for the nine months ended December 31, 2008.  We paid cash dividends to our stockholders of $186.6 million in the nine months ended December 31, 2009 and $184.8 million in the nine months ended December 31, 2008.  We did not repurchase any of our shares of common stock during the nine months ended December 31, 2009.  We purchased 4.0 million shares of our common stock for $123.9 million during the nine months ended December 31, 2008.  Excess tax benefits from share-based payment arrangements were $2.1 million in the nine months ended December 31, 2009 and $10.5 million in the nine months ended December 31, 2008.

Our level of capital expenditures varies from time to time as a result of actual and anticipated business conditions.  Capital expenditures in the nine months ended December 31, 2009 were $28.4 million compared to $91.8 million for the nine months ended December 31, 2008.  Capital expenditures are primarily for the expansion of production capacity and the addition of research and development equipment.  We currently intend to spend approximately $60 million during the next twelve months to invest in equipment and facilities to maintain, and selectively increase, capacity to meet our currently anticipated needs.

We expect to finance capital expenditures through our existing cash balances and cash flows from operations.  We believe that the capital expenditures anticipated to be incurred over the next twelve months will provide sufficient manufacturing capacity to meet our currently anticipated needs.

We enter into derivative transactions from time to time in an attempt to reduce our exposure to currency rate fluctuations.  Although none of the countries in which we conduct significant foreign operations has had a highly inflationary economy in the last five years, there is no assurance that inflation rates or fluctuations in foreign currency rates in countries where we conduct operations will not adversely affect our operating results in the future.  At December 31, 2009, we had no foreign currency forward contracts outstanding.

On December 11, 2007, we announced that our Board of Directors had authorized the repurchase of up to an additional 10.0 million shares of our common stock in the open market or in privately negotiated transactions. As of December 31, 2009, we had repurchased 7.5 million shares under this 10.0 million share authorization for a total of $234.7 million.  There is no expiration date associated with this program.  The timing and amount of future repurchases will depend upon market conditions, interest rates, and corporate considerations.

As of December 31, 2009, we held approximately 34.6 million shares as treasury shares.

On October 28, 2002, we announced that our Board of Directors had approved and instituted a quarterly cash dividend on our common stock.  A quarterly dividend of $0.34 per share was paid on December 2, 2009 in the aggregate amount of $62.5 million.  A quarterly dividend of $0.341 per share was declared on February 3, 2010 and will be paid on March 4, 2010 to stockholders of record as of February 18, 2010.  We expect the aggregate March 2010 cash dividend to be approximately $62.9 million.  Our Board of Directors is free to change our dividend practices at any time and to increase or decrease the dividend paid, or not to pay a dividend on our common stock on the basis of our results of operations, financial condition, cash requirements and future prospects, and other factors deemed relevant by our Board of Directors.  Our current intent is to provide for ongoing quarterly cash dividends depending upon market conditions and our results of operations.

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

Off-Balance Sheet Arrangements

As of December 31, 2009, we are not involved in any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Recently Issued Accounting Pronouncements

Business Combinations. On April 1, 2009, we adopted new accounting guidance for business combinations as issued by the FASB.  The new accounting guidance establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, and any noncontrolling interests in the acquiree, as well as the goodwill acquired.  Significant changes from previous guidance resulting from this new guidance include the expansion of the definitions of a "business" and a "business combination."  For all business combinations (whether partial, full or step acquisitions), the acquirer will record 100% of all assets and liabilities of the acquired business, including goodwill, generally at their fair values; contingent consideration will be recognized at its fair value on the acquisition date and; for certain arrangements, changes in fair value will be recognized in earnings until settlement; and acquisition-related transaction and restructuring costs will be expensed rather than treated as part of the cost of the acquisition.  The new accounting guidance also establishes disclosure requirements to enable users to evaluate the nature and financial effects of the business combination.  Because the majority of the provisions of the new accounting guidance are applicable to future transactions, the adoption of this guidance did not have a material impact on our consolidated financial statements.

On April 1, 2009, we adopted new accounting guidance for assets acquired and liabilities assumed in a business combination as issued by the FASB.  The new guidance amends the provisions previously issued by the FASB related to the initial recognition and measurement, subsequent measurement and accounting and disclosures for assets and liabilities arising from contingencies in business combinations.  The new guidance eliminates the distinction between contractual and non-contractual contingencies, including the initial recognition and measurement.  The adoption of this accounting guidance did not have a material impact on our consolidated financial statements.

Transfers of Financial Assets.  In June 2009, the FASB issued guidance that changes the information a reporting entity provides in its financial statements about the transfer of financial assets and continuing interests held in transferred financial assets.  The standard amends previous accounting guidance by removing the concept of qualified special purpose entities.  This accounting standard is effective for us for transfers occurring on or after April 1, 2010.  We do not expect the adoption of this accounting standard to have a material effect on our consolidated financial statements and related disclosures.

Variable Interest Entities.  In June 2009, the FASB issued guidance to change financial reporting by enterprises involved with variable interest entities (VIEs).  The standard replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a VIE with an approach focused on identifying which enterprise has the power to direct the activities of a VIE and the obligation to absorb losses of the entity or the right to receive the entity's residual returns.  This accounting standard is effective for us beginning April 1, 2010.  We do not expect the adoption of this accounting standard to have a material effect on our consolidated financial statements and related disclosures.

Multiple Element Arrangements.  In September 2009, the FASB issued new accounting guidance related to the revenue recognition of multiple element arrangements.  The new guidance states that if vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, companies will be required to develop a best estimate of the selling price to separate deliverables and allocate arrangement consideration using the relative selling price method.  This guidance is effective for us beginning April 1, 2011, but may be early adopted if we so choose. We are currently evaluating the impact of this accounting guidance on our consolidated financial statements.

Certain Revenue Arrangements that include Software Elements.  In September 2009, the FASB issued new accounting guidance related to certain revenue arrangements that include software elements.  Previously, companies that sold tangible products with "more than incidental" software were required to apply software revenue recognition guidance.  This guidance often delayed revenue recognition for the delivery of the tangible product.  Under the new guidance, tangible products that have software components that are "essential to the functionality" of the tangible product will be excluded from the software revenue recognition guidance.  The new guidance includes factors to help companies determine what is "essential to the functionality."  Software-enabled products will now be subject to other revenue guidance including that for multiple deliverable arrangements issued by the FASB in September 2009.   This guidance is effective for us beginning April 1, 2011, but may be early adopted if we so choose. We are currently evaluating the impact of this accounting guidance on our consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our investment portfolio, consisting of fixed income securities, money market funds, and cash deposits that we hold on an available-for-sale basis, was $1,471.2 million as of December 31, 2009 compared to $1,318.3 million as of March 31, 2009, and our trading securities totaled $29.2 million as of December 31, 2009 compared to $122.5 million as of March 31, 2009.  The available-for-sale securities, like all fixed income instruments, are subject to interest rate risk and will decline in value if market interest rates increase.  We have the ability to hold our fixed income investments until maturity and, therefore, we would not expect to recognize any material adverse impact in income or cash flows if market interest rates increase.

At December 31, 2009, $43.2 million of the fair value of our investment portfolio was invested in ARS.  Historically, the carrying value of ARS approximated due to the frequent resetting of the interest rates.  If an auction fails for amounts we have invested, our investment will not be liquid.  With the continuing liquidity issues experienced in the global credit and capital markets, our ARS have experienced multiple failed auctions.  In September 2007 and February 2008, auctions for $24.9 million and $34.8 million, respectively, of the original purchase value of our investments in ARS had failed.  While we continue to earn interest on these investments based on a pre-determined formula with spreads tied to particular interest rate indices, the estimated market value for a portion of these ARS no longer approximates the original purchase value.

At December 31, 2009, the $24.9 million of ARS that failed during September 2007 carried ratings between A- and CCC by Standard & Poors compared to ratings between A- and CC at September 30, 2009.  All but $2.5 million of the securities possess credit enhancement in the form of insurance for principal and interest.  The underlying characteristics of $22.4 million of these ARS relate to servicing statutory requirements in the life insurance industry and $2.5 million relate to a specialty finance company.  Subsequent to our investment in these ARS, the ARS have experienced multiple rating downgrades by the major rating agencies.  All such rating change actions have been factored into the fair value estimates of the ARS for the period ending December 31, 2009.

The $24.9 million in failed auctions noted above have continued to fail through the filing date of this Quarterly Report on Form 10-Q.  As a result, we will not be able to access such funds until a future auction on these investments is successful.  The fair value of the failed ARS has been estimated based on market information and estimates determined by management and could change significantly based on future market conditions.  We evaluated the impairments in the value of these ARS and determined our intent to sell these securities prior to the recovery of our amortized cost basis which resulted in the securities being other-than-temporarily impaired, and we have recognized an impairment charge on these investments of $0.5 million and $2.2 million, respectively, in the three and nine months ended December 31, 2009.

The $34.8 million of ARS that failed during February 2008 are investments in student loan-backed ARS.  Approximately $2.7 million and $2.9 million of these ARS were redeemed at par by the issuers in the first nine months of fiscal 2010 and fiscal 2009, respectively, reducing our overall position to $29.2 million.  Based upon our evaluation of available information, we believe these investments are of high credit quality, as all of the investments carry AAA credit ratings by one or more of the major credit rating agencies and are largely backed by the federal government (Federal Family Education Loan Program).  The fair value of the failed ARS has been estimated based on market information and estimates determined by management and could change significantly based on future market conditions.  If the issuers are not able to successfully close future auctions or over time are not able to obtain more favorable financing options for their debt issuance needs, including refinancing these obligations into lower rate securities, the market value of these investments could be negatively impacted.

In November 2008, we executed an ARS rights agreement (the Rights) with the broker through which we purchased the $29.2 million in ARS that provides (1) us with the right to put these ARS back to the broker at par anytime during the period from June 30, 2010 through July 2, 2012, and (2) the broker with the right to purchase or sell the ARS at par on our behalf anytime through July 2, 2012.  We accounted for the acceptance of the Rights as the receipt of a put option for no consideration and recognized a gain with a corresponding recognition as a long-term investment.  We elected to measure the Rights at fair value and will record changes in the fair value of the Rights in earnings, as the Rights do not provide for net settlement and therefore are not otherwise marked to fair value as derivatives.  We simultaneously recognized an other-than-temporary impairment loss of $5.5 million as we no longer intend to hold these ARS until the fair value recovers, which was recorded in other comprehensive loss in prior quarters.  We have reclassified the ARS from available-for-sale to trading securities and future changes in fair value are being recorded in earnings.  During the third quarter of fiscal 2010, we estimated the fair value of the ARS decreased by $0.2 million offset by an increase in the fair value of the related Rights of $0.2 million, with no net impact to our income statement.  We expect any future changes in the fair value of the ARS to be largely offset by changes in the fair value of the related Rights without any significant net impact to our income statement.  We will continue to measure the ARS and the Rights at fair value (utilizing Level 3 inputs) until the earlier of its maturity or exercise.

We continue to monitor the market for ARS and consider its impact, if any, on the fair market value of our investments.  If the market conditions deteriorate further, we may be required to record additional impairment charges.  We intend to sell the $24.9 million of ARS.  We intend and have the ability to hold the $29.2 million of ARS until June 30, 2010 when we have the right to sell the auction rates at par to the broker.  We do not anticipate having to sell these securities to fund the operations of our business.  We believe that, based on our current unrestricted cash, cash equivalents and short-term investment balances, the current lack of liquidity in the credit markets will not have a material impact on our liquidity, cash flow or ability to fund our operations.

We had no investments in marketable equity securities at December 31, 2009.

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

Changes in Internal Control over Financial Reporting

During the three months ended December 31, 2009, there was no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The manufacture and assembly of integrated circuits, particularly non-volatile, erasable CMOS memory and logic devices such as those that we produce, are complex processes.  These processes are sensitive to a wide variety of factors, including the level of contaminants in the manufacturing environment, impurities in the materials used, the performance of our wafer fabrication personnel and equipment, and other quality issues.  As is typical in the semiconductor industry, we have from time to time experienced lower than anticipated manufacturing yields.  Our operating results will suffer if we are unable to maintain yields at approximately the current levels.  This could include delays in the recognition of revenue, loss of revenue or future orders, and customer-imposed penalties for failure to meet contractual shipment deadlines.  Our operating results are also adversely affected when we operate at less than optimal capacity.  In the quarter ended March 31, 2009, we reduced wafer starts in both Fab 2 and Fab 4, implemented rotating unpaid time off and had multiple planned shutdowns in our Thailand facility to help control inventory levels in response to adverse economic conditions.  This lower capacity utilization resulted in certain costs being charged directly to expense and lower gross margins.  In the quarter ended December 31, 2009, we increased our production output in our factories and did not have any shutdowns in our Thailand operation and reduced the amount of rotating unpaid time off in Fab 2 and Fab 4.  In the March 2010 quarter, we expect to return to a more optimal level of capacity utilization.

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

Sales through distributors accounted for approximately 64% of our net sales in fiscal 2009 and approximately 61% of our net sales in the first nine months of fiscal 2010.  Our largest distributor accounted for approximately 14% of our net sales in fiscal 2009 and approximately 12% of our net sales in the first nine months of fiscal 2010.  We do not have long-term agreements with our distributors and we and our distributors may each terminate our relationship with little or no advance notice.

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

Recent credit market conditions have adversely impacted our holdings of auction rate securities.

At December 31, 2009, $43.2 million of the fair value of our investment portfolio was invested in ARS.  Historically, the carrying value of ARS approximated fair value due to the frequent resetting of the interest rates.  With the continuing liquidity issues in the global credit markets, our ARS have experienced multiple failed auctions.  As a result, we will not be able to access such funds until a future auction on these investments is successful.  In November 2008, we executed an ARS rights agreement (the Rights) with the broker through which we purchased the $29.2 million in ARS that provides (1) us with the right to put these ARS back to the broker at par anytime during the period from June 30, 2010 through July 2, 2012, and (2) the broker with the right to purchase or sell the ARS at par on our behalf anytime through July 2, 2012.  We accounted for the acceptance of the Rights as the receipt of a put option for no consideration and recognized a gain with a corresponding recognition as a long-term investment.  We will record changes in the fair value of the Rights in earnings, as the Rights do not provide for net settlement and therefore are not otherwise marked to fair value as derivatives.  We simultaneously recognized an other-than-temporary impairment loss of $5.5 million as we no longer intend to hold the ARS to a time where the fair value recovers, which was recorded in other comprehensive loss in prior quarters.  We have reclassified the ARS from available-for-sale to trading securities and future changes in fair value will be recorded in earnings.  We expect any future changes in the fair value of the ARS to be largely offset by changes in the fair value of the related Rights without any significant net impact to our income statement.  We will continue to measure the ARS and the Rights at fair value (utilizing Level 3 inputs) until the earlier of its maturity or exercise.

The fair value of the failed ARS has been estimated based on market information and estimates determined by management and could change significantly based on future market conditions.  Based on the estimated values, we concluded these investments were other than temporarily impaired and recognized an impairment charge on these investments of $0.5 million and $2.2 million, respectively, in the three and nine months ended December 31, 2009.  If the issuers are unable to successfully close future auctions or if their credit ratings deteriorate further, we may be required to further adjust the carrying value of the investments through an additional impairment charge to earnings.

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

The semiconductor industry is characterized by seasonality and wide fluctuations of supply and demand.  Since a significant portion of our revenue is from consumer markets and international sales, our business may be subject to seasonally lower revenues in the third and fourth quarters of our fiscal year.  However, fluctuations in our overall business in certain recent periods, semiconductor industry conditions and global economic conditions have had a more significant impact on our results than seasonality, and have made it difficult to assess the impact of seasonal factors on our business.  The industry has also experienced significant economic downturns, characterized by diminished product demand and production over-capacity.  We have sought to reduce our exposure to this industry cyclically by selling proprietary products that cannot be easily or quickly replaced to a geographically diverse base of customers across a broad range of market segments.  However, we have experienced substantial period-to-period fluctuations in operating results and expect, in the future, to experience period-to-period fluctuations in operating results due to general industry or economic conditions.  In particular, our business and operating results have been adversely impacted by global economic conditions.

We are exposed to various risks related to legal proceedings or claims.

We are currently, and in the future may be, involved in legal proceedings or claims regarding patent infringement, intellectual property rights, contracts and other matters.  As is typical in the semiconductor industry, we receive notifications from customers from time to time who believe that we owe them indemnification or other obligations related to infringement claims made against the customers by third parties.  These legal proceedings and claims, whether with or without merit, could result in substantial cost to us and divert our resources.  If we are not able to resolve a claim, settle a matter, obtain necessary licenses on commercially reasonable terms, reengineer our products or processes to avoid infringement, and/or successfully prosecute or defend our position, we could incur uninsured liability in any of them, be required to take an appropriate charge to operations, be enjoined from selling a material portion of our products or using certain processes, suffer a reduction or elimination in the value of our inventories, and our business, financial condition or results of operations could be harmed.

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

•	costs related to writing off the value of inventory of nonconforming products;
•	recalling nonconforming products;
•	providing support services, product replacements, or modifications to products and the defense of such claims;
•	diversion of resources from other projects;
•	lost revenue or a delay in the recognition of revenue due to cancellation of orders and unpaid receivables;
•	customer imposed fines or penalties for failure to meet contractual requirements; and
•	a requirement to pay damages.

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

Our ability to obtain patents, licenses and other intellectual property rights covering our products and manufacturing processes is important for our success.  To that end, we have acquired certain patents and patent licenses and intend to continue to seek patents on our inventions and manufacturing processes.  The process of seeking patent protection can be long and expensive, and patents may not be issued from currently pending or future applications.  In addition, our existing patents and any new patents that are issued may not be of sufficient scope or strength to provide meaningful protection or any commercial advantage to us.  We may be subject to or may ourselves initiate interference proceedings in the U.S. Patent and Trademark Office and foreign patent offices, which can require significant financial and management resources.  In addition, the laws of certain foreign countries do not protect our intellectual property rights to the same extent as the laws of the U.S.  Infringement of our intellectual property rights by a third party could result in uncompensated lost market and revenue opportunities for us.

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

We do not typically enter into long-term contracts with our customers and we cannot be certain about future order levels from our customers.  When we do enter into customer contracts, the contract is generally cancelable at the convenience of the customer.  Even though we have over 60,000 customers and our ten largest direct customers made up approximately 10% of our total revenue for the nine months ended December 31, 2009, cancellation of customer contracts could have an adverse financial impact on our revenue and profits.

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

Sales to foreign customers account for a substantial portion of our net sales.  During fiscal 2009, approximately 75% of our net sales were made to foreign customers.  During the first nine months of fiscal 2010, approximately 77% of our net sales were made to foreign customers.  We purchase a substantial portion of our raw materials and equipment from foreign suppliers.  In addition, we own product assembly and testing facilities located near Bangkok, Thailand, which has experienced periods of political uncertainty in the past.  We also use various foreign contractors for a portion of our assembly and testing and for a portion of our wafer fabrication requirements.  Substantially all of our finished goods inventory is maintained in Thailand.

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

We must comply with many different federal, state, local and foreign governmental regulations related to the use, storage, discharge and disposal of toxic, volatile or otherwise hazardous substances used in our products and manufacturing processes.  Our failure to comply with applicable regulations could result in the imposition of fines, suspension of production, cessation of operations or future liabilities.  Such environmental regulations have required us in the past and could require us in the future to acquire costly equipment or to incur other significant expenses to comply with such regulations.

Over the past several years, there has been an expansion in environmental laws focusing on reducing or eliminating hazardous substances in electronic products.  The European Union and countries such as the U.S., China and Korea, have enacted or may enact such laws or regulations.  These and other future environmental regulations could require us to reengineer certain of our existing products and may make it more expensive for us to manufacture and sell our products.  In addition, over the last several years, the number and complexity of laws focused on the energy efficiency of electronic products and accessories; the recycling of electronic products; and the reduction in quantity and the recycling of packaging materials have expanded significantly.  It may be difficult for us to timely comply with these laws and we may not have sufficient quantities of compliant products to meet customers' needs, thereby adversely impacting our sales and profitability.  We may also have to write off inventory in the event that we hold inventory that is not saleable as a result of changes to regulations.  We expect these risks and trends to continue.  In addition, we anticipate increased customer requirements to meet voluntary criteria related to the reduction or elimination of hazardous substances in our products and energy efficiency measures.

Sustained adverse climate change poses both regulatory and physical risks that could harm our results of operations or affect the way we conduct our business.

Any sustained adverse change in climate could have a direct adverse economic impact on us such as water shortages or higher costs for water or to control the temperature inside of our facilities.  In addition to these direct costs, adverse climate change could require us to implement climate change mitigation programs and comply with new regulations such as limitations on emissions.  These items could significantly increase our costs and restrict our manufacturing operations by virtue of requirements for new equipment, the purchase of emissions allowances, funding offset projects and the like.  We also see the potential for higher energy costs driven by climate change regulations as our costs are likely to increase if utility companies are able to pass on their costs, such as those associated with carbon taxes, emission cap and trade programs, or renewable portfolio standards.

Certain of our operations are located in tropical regions, such as Thailand. Some environmental experts predict that these regions may become vulnerable to storms, floods and droughts due to climate change.  While we maintain business recovery plans that are intended to allow us to recover from natural disasters or other events that can be disruptive to our business, we cannot be certain that our plans will protect us from all such disasters or events.

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

We are subject to examination of our income tax returns by the IRS and other tax authorities for fiscal 2006 and later.  We are currently being audited by the IRS for fiscal 2006 through fiscal 2008.  We are subject to certain income tax examinations in foreign jurisdictions for fiscal 2002 and later.  We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes.  There can be no assurance that the outcomes from these continuing examinations will not have an adverse effect on our future operating results.

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

The market price of our common stock has fluctuated significantly in the past and is likely to fluctuate in the future.  The future trading price of our common stock could be subject to wide fluctuations in response to a variety of factors, many of which are beyond our control, including, but not limited to:

•	quarterly variations in our operating results and the operating results of other technology companies;
•	actual or anticipated announcements of technical innovations or new products by us or our competitors;
•	changes in analysts' estimates of our financial performance or buy/sell recommendations;
•	changes in our financial guidance or our failure to meet such guidance;
•	any acquisitions we pursue or complete;
•	general conditions in the semiconductor industry; and
•	global economic and financial conditions.

In addition, the stock market has recently experienced significant price and volume fluctuations that have affected the market prices for many companies and that often have been unrelated to the operating performance of such companies.  These broad market fluctuations and other factors have harmed and may harm the market price of our common stock.

In the event we make acquisitions, we may not be able to successfully integrate such acquisitions or attain the anticipated benefits of such transactions and such acquisitions could have a negative impact on our future operating results.

We may consider strategic acquisitions if such opportunities arise, such as our recently announced acquisition of Silicon Storage Technology, Inc.  Any transactions that we consider may involve a number of risks including the diversion of our management's attention from our existing business or possible adverse effects on our operating results during the integration process for those transactions that we complete.  Such acquisitions could require us to take certain one-time charges to our operating results and also could result in future charges to operating results if the acquisitions don’t achieve their expected benefits.  In addition, we may not be able to successfully or profitably integrate, operate, maintain and manage any newly acquired operations or employees.  We may not be able to maintain uniform standards, controls, procedures and policies, which may lead to operational inefficiencies.

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

We prepare our financial statements in conformity with accounting principles generally accepted in the U.S.  These accounting principles are subject to interpretation or changes by the FASB and the SEC.  New accounting pronouncements and varying interpretations of accounting standards and practices have occurred and may occur in the future. New accounting pronouncements or a change in the interpretation of existing accounting standards or practices may have a significant effect on our reported financial results and may even affect our reporting of transactions completed before the change is announced or effective.

Recently proposed U.S. tax legislation regarding our foreign earnings could materially and adversely impact our business and financial results.

Currently, a majority of our revenue is generated from customers located outside the U.S., and a substantial portion of our assets, including employees, are located outside the U.S.  Present U.S. income taxes and foreign withholding taxes have not been provided on undistributed earnings for certain of our non-U.S. subsidiaries, because such earnings are intended to be indefinitely reinvested in the operations of those subsidiaries.  In fiscal 2009, President Obama's administration announced initiatives that would substantially reduce our ability to defer U.S. taxes including repealing the deferral of U.S. taxation of foreign earnings, eliminating utilization of or substantially reducing our ability to claim foreign tax credits, and eliminating various tax deductions until foreign earnings are repatriated to the U.S.  If any of these proposals become law, they could have a material negative impact on our financial position and results of operations.

Item 6.                 Exhibits

2.1	Agreement and Plan of Merger, dated as of February 2, 201, by and among Microchip Technology Incorporated, Sun Acquisition Corporation and Silicon Storage Technology, Inc. (1)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  This agreement has been included to provide information regarding its terms and is not intended to provide any other factual information about Silicon Storage Technology, Inc. ("SST") and contains representations and warranties of each of SST, Microchip Technology Incorporated and Merger Sub. The assertions embodied in those representations and warranties were made for purposes of the merger agreement and are subject to qualifications and limitations agreed to by the respective parties in connection with negotiating the terms of the merger agreement, including information contained in confidential disclosure schedules that the parties exchanged in connection with signing the merger agreement. Accordingly, you should not rely on such representations and warranties as characterizations of the actual state of facts or circumstances, since they were only made as of a specific date and are modified in important part by the underlying disclosure schedules. In addition, certain representations and warranties may be subject to a contractual standard of materiality different from what might be viewed as material to you, or may have been used for purposes of allocating risk between the respective parties rather than establishing matters of fact. Moreover, information concerning the subject matter of such representations and warranties may change after the date of the merger agreement, which subsequent information may or may not be fully reflected in our public disclosures.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MICROCHIP TECHNOLOGY INCORPORATED

Date: February 9, 2010	By: /s/ J. Eric Bjornholt
J. Eric Bjornholt
Vice President and Chief Financial Officer
(Duly Authorized Officer, and
Principal Financial and Accounting Officer)