Form 10-K
period 2010-03-31
MICROCHIP TECHNOLOGY INC
filed 2010-06-02
CIK 827054

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K
(Mark One)

☒           Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended March 31, 2010

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.☒ Yes ☐ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.☐ Yes ☒ No

Indicate by checkmark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:      ☒Yes  ☐No

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   ☒Yes  ☐No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is large accelerated filer, an accelerated filed, or a non-accelerated filer, or smaller reporting company.  See definitions of “large accelerated filer” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act):

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).☐ Yes   ☒ No

Aggregate market value of the voting and non-voting common equity held by non-affiliates as of September 30, 2009 based upon the closing price of the common stock as reported by the NASDAQ® Global Market on such date was approximately $4,740,800,949.

Number of shares of Common Stock, $.001 par value, outstanding as of May 21, 2010:  185,542,931.

Documents Incorporated by Reference
Document		Part of Form 10-K
Proxy Statement for the 2010 Annual Meeting of Stockholders		III

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES

FORM 10-K

PART I

This Form 10-K contains certain forward-looking statements that involve risks and uncertainties, including statements regarding our strategy and future financial performance and those statements identified under "Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Note Regarding Forward-looking Statements.”  Our actual results could differ materially from the results described in these forward-looking statements as a result of certain factors including those set forth under “Item 1A – Risk Factors,” beginning below at page 10, and elsewhere in this Form 10-K.  Although we believe that the matters reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  You should not place undue reliance on these forward-looking statements.  We disclaim any obligation to update information contained in any forward-looking statement.

Item 1.                 BUSINESS

We develop and manufacture specialized semiconductor products used by our customers for a wide variety of embedded control applications.  Our product portfolio comprises 8-bit, 16-bit, and 32-bit PIC® microcontrollers and 16-bit dsPIC® digital signal controllers, which feature on-board Flash (reprogrammable) memory technology.  In addition, we offer a broad spectrum of high-performance linear, mixed-signal, power management, thermal management, safety and security, and interface devices.  We also make serial EEPROMs.  Our synergistic product portfolio targets thousands of applications and a growing demand for high-performance designs in the automotive, communications, computing, consumer and industrial control markets.  Our quality systems are ISO/TS16949 (2002 version) certified.

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

Industry Background

Competitive pressures require manufacturers of a wide variety of products to expand product functionality and provide differentiation while maintaining or reducing cost.  To address these requirements, manufacturers often use integrated circuit-based embedded control systems that enable them to:

•	differentiate their products
•	replace less efficient electromechanical control devices
•	reduce the number of components in their system
•	add product functionality
•	reduce the system level energy consumption
•	decrease time to market for their products
•	significantly reduce product cost

Embedded control systems have been incorporated into thousands of products and subassemblies in a wide variety of applications and markets worldwide, including:

•	automotive comfort, safety and entertainment applications
•	remote control devices
•	handheld tools
•	home appliances
•	portable computers
•	robotics
•	accessories

•	cordless and cellular telephones
•	motor controls
•	security systems
•	educational and entertainment devices
•	consumer electronics
•	power supplies
•	touch screens
•	medical products

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

The increasing demand for embedded control has made the market for microcontrollers one of the larger segments of the semiconductor market at approximately $10.7 billion in calendar year 2009.  Microcontrollers are currently available in 4-bit through 32-bit architectures.  4-bit microcontrollers are the smallest segment of the microcontroller market and have been in decline for several years.  8-bit microcontrollers remain very cost-effective for a wide range of high-volume embedded control applications and, as a result, continue to represent the largest portion of the overall microcontroller market.  16-bit and 32-bit microcontrollers provide higher performance and functionality, and are generally found in more complex embedded control applications.

Our Products

Our strategic focus is on embedded control solutions, including:

•	microcontrollers
•	development tools
•	analog and interface products
•	memory products

We provide highly cost-effective embedded control solutions that also offer the advantages of small size, high performance, extreme low power, low voltage operation and ease of development, enabling timely and cost-effective embedded control product integration by our customers.

Microcontrollers

We offer a broad family of microcontroller products featuring our unique, proprietary architecture marketed under the PIC brand name.  We believe that our PIC product family is a price/performance leader in the worldwide microcontroller market.  We have shipped over 8 billion PIC microcontrollers to customers worldwide since their introduction in 1990.  Our PIC products are designed for applications requiring field programmability, high performance, low power and cost effectiveness.  They feature a variety of memory technology configurations, low voltage, extreme low power, small footprint and ease of use.  Our performance results from a product architecture which features dual data and instruction pathways, referred to as a Harvard dual-bus architecture; a Reduced Instruction Set Computer, referred to as RISC; and variable length instructions; all of which provide significant speed advantages over alternative single-bus, Complex Instruction Set Computer architectures, referred to as CISC.  With over 650 microcontrollers in our product portfolio, we target the 8-bit, 16-bit, and 32-bit microcontroller markets.

Digital Signal Controllers (DSC) are a subset of our 16-bit microcontroller offering.  Our dsPIC DSC families integrate the control features of high-performance 16-bit microcontrollers with the computation capabilities of Digital Signal Processors (DSPs), along with a wide variety of peripheral functions making them suitable for a large number of embedded control applications.  Our dsPIC product family offers a broad suite of hardware and software development tools, software application libraries, development boards and reference designs to ease and expedite the customer application development cycle.  With its field-reprogrammability, large selection of peripheral functions, small footprint and ease of use, we believe that our dsPIC DSCs expand our addressable market.

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

Development Tools

We offer a comprehensive set of low-cost and easy-to-learn application development tools.  These tools enable system designers to quickly and easily program a PIC microcontroller and dsPIC DSC for specific applications and, we believe, are a key factor for obtaining design wins.

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

We believe that familiarity with and adoption of both our and third-party development tools by an increasing number of product designers will be an important factor in the future selection of our embedded control products.  These development tools allow design engineers to develop thousands of application-specific products from our standard microcontrollers.  To date, we have shipped more than 900,000 development tools.

Analog and Interface Products

Our analog and interface products consist of several families with approximately 600 power management, linear, mixed-signal, thermal management, safety and security, and interface products.  At the end of fiscal 2010, our mixed-signal analog and interface products were being shipped to more than 14,000 end customers.

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

Memory Products

Our memory products consist primarily of serial electrically erasable programmable read-only memory, referred to as Serial EEPROMs.  We sell these devices primarily into the embedded control market, and we are one of the largest suppliers of such devices worldwide.  Serial EEPROM products are used for non-volatile program and data storage in systems where such data must be either modified frequently or retained for long periods.  Serial EEPROMs have a very low I/O pin requirement, permitting production of very small devices.  We also started selling Serial SRAM products over the last year. These are SRAM products with a serial interface compared to the traditional parallel interface that is more common, thus enabling a smaller footprint necessary in some embedded applications.

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

Wafer Fabrication

Fab 2 currently produces 8-inch wafers and supports manufacturing processes from 0.35 to 5.0 microns.  During fiscal 2008 and the first half of fiscal 2009, Fab 2 operated at or above normal capacity levels, which we typically consider to be the range of 90% to 95% of the actual capacity of the installed equipment.  In response to lower demand in the second half of fiscal 2009, we reduced the production levels of Fab 2 below normal capacity levels.  Operating at lower percentages of capacity has a negative impact on our operating results due to the relatively high fixed costs inherent in wafer fabrication manufacturing.  We increased production levels of Fab 2 in the second and third quarters of fiscal 2010 to support increasing demand for our products.  During the latter part of the third quarter and the entire fourth quarter of fiscal 2010, we operated at or above normal capacity levels at Fab 2.

Fab 4 currently produces 8-inch wafers using predominantly 0.22 to 0.5 micron manufacturing processes and is capable of supporting technologies below 0.18 microns.  Similar to Fab 2, Fab 4 was operating at or above normal capacity levels during the first half of fiscal 2009.  We reduced the production levels of Fab 4 in the second half of fiscal 2009 below normal capacity levels.  We increased production levels of Fab 4 in the second and third quarters of fiscal 2010 to support increasing demand for our products.  During the latter part of the third quarter and the entire fourth quarter of fiscal 2010, we operated at or above normal capacity levels at Fab 4.  A significant amount of clean room capacity and equipment acquired with Fab 4 can be brought on line in the future to support incremental wafer fabrication capacity needs.  We believe the combined capacity of Fab 2 and Fab 4 will provide sufficient capacity to allow us to respond to increases in future demand over the next several years with modest incremental capital expenditures.

We continue to transition products to more advanced process technologies to reduce future manufacturing costs.  We believe that our ability to successfully transition to more advanced process technologies is important for us to remain competitive.

We outsource a portion of our wafer production requirements to third-party wafer foundries to augment our internal manufacturing capabilities.

Assembly and Test

We perform product assembly and testing at our facilities located near Bangkok, Thailand.  As of March 31, 2010, approximately 65% of our assembly requirements were being performed in our Thailand facility.  As of March 31, 2010, our Thailand facility was testing substantially all of our wafer production.  We use third-party assembly and test contractors in several Asian countries for the balance of our assembly and test requirements.

During the first half of fiscal 2010, we operated at levels below the total operating capacity of our Thailand facility due to adverse business conditions.  During the second half of fiscal 2010, as business conditions improved, we operated at normal levels of capacity at our Thailand facility, and we selectively increased our assembly and test capacity at such facility.

General Matters Impacting Our Manufacturing Operations

We employ proprietary design and manufacturing processes in developing our microcontroller, analog and memory products.  We believe our processes afford us both cost-effective designs in existing and derivative products and greater functionality in new product designs.  While many of our competitors develop and optimize separate processes for their logic, analog and memory product lines, we use a common process technology for our microcontroller, analog, and non-volatile memory products.  This allows us to more fully absorb our process research and development costs and to deliver new products to market more rapidly.  Our engineers utilize advanced computer aided design tools and software to perform circuit design, simulation and layout, and our in-house photomask and wafer fabrication facilities enable us to rapidly verify design techniques by processing test wafers quickly and efficiently.

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

Historically, we have relied on our ability to respond quickly to customer orders as part of our competitive strategy, resulting in customers placing orders with relatively short delivery schedules.  In order to respond to such requirements, we have historically maintained a significant work-in-process and finished goods inventory.

At the end of fiscal 2010, we owned identifiable long-lived assets (consisting of property, plant and equipment) in the United States with a carrying value, net of accumulated depreciation, of $333.0 million and $160.0 million in other countries, including $147.7 million in Thailand.  At the end of fiscal 2009, we owned identifiable long-lived assets in the United States with a carrying value, net of accumulated depreciation, of $368.1 million and $163.6 million in other countries, including $152.4 million in Thailand.

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

In fiscal 2010, our R&D expenses were $120.8 million, compared to $115.5 million in fiscal 2009 and $120.9 million in fiscal 2008.  R&D expenses included share-based compensation expense of $12.2 million in fiscal 2010, $10.9 million in fiscal 2009 and $10.7 million in fiscal 2008.

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

In fiscal 2010, we derived 61% of our net sales through distributors and 39% of our net sales from customers serviced directly by Microchip.  In each of fiscal 2009 and fiscal 2008, we derived 64% of our net sales through distributors and 36% of our net sales from customers serviced directly by Microchip.  Our largest distributor accounted for approximately 12% of our net sales in fiscal 2010, 14% of our net sales in fiscal 2009 and 12% of our net sales in fiscal 2008.  No other distributor or end customer accounted for more than 10% of our net sales in fiscal 2010, fiscal 2009 or fiscal 2008.

We do not have long-term agreements with our distributors and we, or our distributors, may each terminate our relationship with little or no advanced notice.  The loss of, or the disruption in the operations of, one or more of our distributors could reduce our future net sales in a given quarter and could result in an increase in inventory returns.

Sales by Geography

Sales by geography for fiscal 2010, fiscal 2009 and fiscal 2008 were as follows (dollars in thousands):

	Year Ended March 31,
	2010		2009		2008
Americas	$231,398	24.4%	$228,922	25.3%	$273,363	26.4%
Europe	237,354	25.1	257,407	28.5	308,171	29.8
Asia	478,977	50.5	416,968	46.2	454,203	43.8

Total Sales	$947,729	100.0%	$903,297	100.0%	$1,035,737	100.0%

Sales to foreign customers accounted for approximately 77% of our net sales in fiscal 2010 and approximately 75% of our net sales in each of fiscal 2009 and fiscal 2008.  Our sales to foreign customers have been predominately in Asia and

Europe, which we attribute to the manufacturing strength in those areas for automotive, communications, computing, consumer and industrial control products.  Americas sales include sales to customers in the United States, Canada, Central America and South America.

Sales to customers in China, including Hong Kong, accounted for approximately 25% of our net sales in fiscal 2010, 23% of our net sales in fiscal 2009 and approximately 20% of our net sales in fiscal 2008.  Sales to customers in Taiwan accounted for approximately 10% of our net sales in each of fiscal 2010 and fiscal 2008.  We did not have sales into any other foreign countries that exceeded 10% of our net sales during fiscal 2010, fiscal 2009 or fiscal 2008.

Our international sales are predominately U.S. dollar denominated.  Although foreign sales are subject to certain government export restrictions, we have not experienced any material difficulties to date as a result of export restrictions.

The semiconductor industry is characterized by seasonality and wide fluctuations of supply and demand.  Since a significant portion of our revenue is from consumer markets and international sales, our business may be subject to seasonally lower revenues in the third and fourth quarters of our fiscal year.  In recent periods, global economic conditions have had a more significant impact on our results than seasonality, and has made it difficult to assess the impact of seasonal factors on our business.

Backlog

As of April 30, 2010, our backlog was approximately $527.6 million, compared to $182.8 million as of April 30, 2009.  Our backlog includes all purchase orders scheduled for delivery within the subsequent 12 months.

We primarily produce standard products that can be shipped from inventory within a relatively short time after we receive an order.  Our business and, to a large extent, that of the entire semiconductor industry, is characterized by short-term orders and shipment schedules.  Orders constituting our current backlog are subject to changes in delivery schedules, or to cancellation at the customer’s option without significant penalty.  Thus, while backlog is useful for scheduling production, backlog as of any particular date may not be a reliable measure of sales for any future period.

Competition

The semiconductor industry is intensely competitive and has been characterized by price erosion and rapid technological change.  We compete with major domestic and international semiconductor companies, many of which have greater market recognition and greater financial, technical, marketing, distribution and other resources than we have with which to pursue engineering, manufacturing, marketing and distribution of their products.  We also compete with a number of companies that we believe have copied, cloned, pirated or reverse engineered our proprietary product lines in such countries as China, Korea and Taiwan.  We are continuing to take actions to vigorously and aggressively defend and protect our intellectual property on a worldwide basis.

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

Patents, Licenses and Trademarks

We maintain a portfolio of U.S. and foreign patents, expiring on various dates between 2010 and 2028.  We also have numerous additional U.S. and foreign patent applications pending.  We do not expect that the expiration of any particular patent will have a material impact on our business.  While we intend to continue to seek patents on our technology and manufacturing processes, we believe that our continued success depends primarily on the technological skills and innovative capabilities of our personnel and our ability to rapidly commercialize product developments, rather than on our patents.  Our existing and new patents, trademarks and copyrights that issue may not be of sufficient scope or strength to provide meaningful intellectual property protection or any commercial advantage to us.  In addition, pursuing violations of our intellectual property rights on a worldwide basis is a complex business area involving patent law, trademark law, copyright law and the laws of certain foreign countries do not protect our intellectual property rights to the same extent as the laws of the U.S.

We have entered into certain intellectual property licenses and cross-licenses with other companies related to semiconductor products and manufacturing processes.  As is typical in the semiconductor industry, we and our customers have from time to time received, and may in the future receive, communications from third parties asserting patent or other intellectual property rights on certain of our products or technologies.  We investigate all such notices and respond as we believe is appropriate.  Based on industry practice, we believe that in most cases we can obtain necessary licenses or other rights on commercially reasonable terms, but we cannot assure that all licenses would be on acceptable terms, that litigation would not ensue or that damages for any past infringement would not be assessed.  Litigation, which could result in substantial cost to us and require significant attention from management, may be necessary to enforce our patents or other intellectual property rights, or to defend us against claimed infringement of the rights of others.  The failure to obtain necessary licenses or other rights, or litigation arising out of infringement claims, could harm our business.

Environmental Regulation

We must comply with many different federal, state, local and foreign governmental regulations related to the use, storage, discharge and disposal of certain chemicals and gases used in our manufacturing processes.  Our facilities have been designed to comply with these regulations and we believe that our activities are conducted in material compliance with such regulations.  Any changes in such regulations or in their enforcement could require us to acquire costly equipment or to incur other significant expenses to comply with environmental regulations.  Any failure by us to adequately control the storage, use and disposal of regulated substances could result in future liabilities.

Increasing public attention has been focused on the environmental impact of electronic manufacturing operations.  While we have not experienced any materially adverse effects on our operations from recently adopted environmental regulations, our business and results of operations could suffer if for any reason we fail to control the use of, or to adequately restrict the discharge of, hazardous substances under present or future environmental regulations.

Employees

As of March 31, 2010, we had 5,418 employees.  None of our employees are represented by a labor organization.  We have never had a work stoppage and believe that our employee relations are good.

Executive Officers of the Registrant

The following sets forth certain information regarding our executive officers as of April 30, 2010:

Name	Age	Position
Steve Sanghi	54	Chairman of the Board, President and Chief Executive Officer
Ganesh Moorthy	50	Executive Vice President & Chief Operating Officer
J. Eric Bjornholt	39	Vice President, Chief Financial Officer
Stephen V. Drehobl	48	Vice President, Security, Microcontroller and Technology Division
David S. Lambert	58	Vice President, Fab Operations
Mitchell R. Little	58	Vice President, Worldwide Sales and Applications
Richard J. Simoncic	46	Vice President, Analog and Interface Products Division

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

Mr. Moorthy has served as Chief Operating Officer since June 2008, as Executive Vice President since October 2006 and as a Vice President in various roles since he joined Microchip in 2001.  Prior to this time, he served in various executive capacities with other semiconductor companies.  Mr. Moorthy holds an M.B.A. in Marketing from National University, a B.S. degree in Electrical Engineering from the University of Washington and a B.S. degree in Physics from the University of Mumbai, India.

Mr. Bjornholt has served as Vice President since 2008 and as Chief Financial Officer since January 1, 2009.  He has served in various financial management capacities since he joined Microchip in 1995.  Mr. Bjornholt holds a Masters degree in Taxation from Arizona State University and a B.S. degree in accounting from the University of Arizona.

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

Our operating results were adversely impacted by global economic conditions and may fluctuate in the future due to a number of factors that could reduce our net sales and profitability.

Our operating results are affected by a wide variety of factors that could reduce our net sales and profitability, many of which are beyond our control.  Some of the factors that may affect our operating results include:

•	changes in demand or market acceptance of our products and products of our customers;
•	levels of inventories at our customers;
•	the mix of inventory we hold and our ability to satisfy orders from our inventory;
•	risk of excess and obsolete inventories;
•	changes in utilization of our manufacturing capacity and fluctuations in manufacturing yields;
•	our ability to secure sufficient wafer foundry, assembly and testing capacity;
•	availability of raw materials and equipment;
•	competitive developments including pricing pressures;
•	unauthorized copying of our products resulting in pricing pressure and loss of sales;
•	the level of orders that are received and can be shipped in a quarter;
•	the level of sell-through of our products through distribution;
•	fluctuations in the mix of products;
•	changes or fluctuations in customer order patterns and seasonality;
•	constrained availability from other electronic suppliers impacting our customers' ability to ship their products, which in turn may adversely impact our sales to those customers;
•	costs and outcomes of any current or future tax audits or any litigation involving intellectual property, customers or other issues;
•	changes in tax regulations and policies in the U.S. and other countries in which we do business;
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

We believe that period-to-period comparisons of our operating results are not necessarily meaningful and that you should not rely upon any such comparisons as indications of future performance.  In future periods our operating results may fall below our public guidance or the expectations of public market analysts and investors, which would likely have a negative effect on the price of our common stock.  Adverse global economic conditions and the subsequent economic recovery have caused our operating results to fluctuate significantly and make comparability between periods less meaningful.

Our operating results will suffer if we ineffectively utilize our manufacturing capacity or fail to maintain manufacturing yields.

The manufacture and assembly of integrated circuits, particularly non-volatile, erasable CMOS memory and logic devices such as those that we produce, are complex processes.  These processes are sensitive to a wide variety of factors, including the level of contaminants in the manufacturing environment, impurities in the materials used, the performance of our wafer fabrication personnel and equipment, and other quality issues.  As is typical in the semiconductor industry, we have from time to time experienced lower than anticipated manufacturing yields.  Our operating results will suffer if we are unable to maintain yields at approximately the current levels.  This could include delays in the recognition of revenue, loss of revenue or future orders, and customer-imposed penalties for failure to meet contractual shipment deadlines.  Our operating results are also adversely affected when we operate at less than optimal capacity.  In the quarter ended March 31, 2009, we reduced wafer starts in both Fab 2 and Fab 4, implemented rotating unpaid time off and had multiple planned shutdowns in our Thailand facility to help control inventory levels in response to adverse economic conditions.  This lower capacity utilization resulted in certain costs being charged directly to expense and lower gross margins.  In the quarter ended December 31, 2009, we increased our production output in our factories and did not have any shutdowns in our Thailand operation and reduced the amount of rotating unpaid time off in Fab 2 and Fab 4.  In the March 2010 quarter, we returned to a more optimal level of capacity utilization.

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
•
our ability to remain price competitive against companies that have copied our proprietary product lines, especially in countries where intellectual property rights protection is difficult to achieve and maintain;

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

Sales through distributors accounted for approximately 61% of our net sales in fiscal 2010 and approximately 64% of our net sales in each of fiscal 2009 and fiscal 2008.  Our largest distributor accounted for approximately 14% of our net sales in fiscal 2009 and approximately 12% of our net sales in fiscal 2010.  We do not have long-term agreements with our distributors and we and our distributors may each terminate our relationship with little or no advance notice.

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

Recent credit conditions have adversely impacted our holdings of auction rate securities.

At March 31, 2010, $37.2 million of the fair value of our investment portfolio was invested in auction rate securities (ARS).  Historically, the carrying value of ARS approximated fair value due to the frequent resetting of the interest rates.  With the continuing liquidity issues in the global credit and capital markets, our ARS have experienced multiple failed auctions.  As a result, we will not be able to access such funds until a future auction on these investments is successful.

$23.1 million of the fair value of our total ARS position is invested in student loan backed ARS.  We believe these investments are of high credit quality, as all of the investments carry AAA credit ratings by one or more of the major credit rating agencies and are largely backed by the federal government (Federal Family Education Loan Program). Also, in November 2008, we executed an ARS rights agreement (the Rights) with the broker through which we purchased these ARS that provides (1) us with the right to put these ARS back to the broker at par anytime during the period from June 30, 2010 through July 2, 2012, and (2) the broker with the right to purchase or sell the ARS at par on our behalf anytime through July 2, 2012.  We intend to dispose of these ARS through the exercise of the put option on June 30, 2010.

$14.1 million of the fair value of our total ARS position is invested in ARS whose underlying characteristics relate to servicing statutory requirements in the life insurance industry along with a small position related to a specialty finance company.  These ARS have experienced multiple rating downgrades by the major rating agencies.  The fair value of these ARS has been estimated based on market information and estimates determined by management and could change significantly based on market conditions.  Based on the estimated values, we concluded these investments were other than temporarily impaired and recognized an impairment charge on these investments of $3.6 million during fiscal 2009 and $4.7 million during fiscal 2010.  If the issuers are unable to successfully close future auctions or if their credit ratings deteriorate further, we may be required to further adjust the carrying value of the investments through an additional impairment charge to earnings.

The majority of our short and long-term investments are in highly rated government agency bonds, municipal, and corporate bonds.  Other than with respect to our holdings of ARS, we have not experienced any liquidity or impairment issues with such investments.  However, the credit markets have continued to be highly volatile and there can be no assurance that these conditions will not in the future adversely affect the liquidity or value of our investments in government agency bonds, municipal bonds, or corporate bonds.

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
•      timely filing of intellectual property rights for new product designs;
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

The semiconductor industry is characterized by seasonality and wide fluctuations of supply and demand.  Since a significant portion of our revenue is from consumer markets and international sales, our business may be subject to seasonally lower revenues in the third and fourth quarters of our fiscal year.  However, fluctuations in our overall business in recent periods, semiconductor industry conditions and global economic conditions have had a more significant impact on our results than seasonality, and have made it difficult to assess the impact of seasonal factors on our business.  The industry has also experienced significant economic downturns, characterized by diminished product demand and production over-capacity.  We have sought to reduce our exposure to this industry cyclically by selling proprietary products that cannot be easily or quickly replaced to a geographically diverse base of customers across a broad range of market segments.  However, we have experienced substantial period-to-period fluctuations in operating results and expect, in the future, to experience period-to-period fluctuations in operating results due to general industry or economic conditions.

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

It is also possible that from time to time we may be subject to claims related to the manufacture, performance or use of our products.  These claims may be due to injury during manufacture, products' nonconformance to our specifications, or specifications agreed upon with the customer, changes in our manufacturing processes, and unexpected end customer system issues due to the interaction with our products or insufficient design or testing by our customers.  We could incur significant expenses related to such matters, including, but not limited to:

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

Because the systems into which our products are integrated have a higher cost of goods than the products we sell, our expenses and damages may be significantly higher than the sales and profits we received from the products involved.  While we specifically exclude consequential damages in our standard terms and conditions, our ability to avoid such liabilities may be limited by applicable law.  We do have liability insurance which covers damages arising out of product defects, but we do not expect that insurance will cover all claims or be of a sufficient amount to fully protect against such claims.  Costs or payments we may make in connection with these customer claims may adversely affect the results of our operations.

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

Our ability to obtain patents, licenses and other intellectual property rights covering our products and manufacturing processes is important for our success.  To that end, we have acquired certain patents and patent licenses and intend to continue to seek patents on our technology and manufacturing processes.  The process of seeking patent protection can be long and expensive, and patents may not be issued from currently pending or future applications.  In addition, our existing and new patents, trademarks and copyrights that issue may not be of sufficient scope or strength to provide meaningful protection or any commercial advantage to us.  We may be subject to or may ourselves initiate interference proceedings in the U.S. Patent and Trademark Office, Patent Offices of a foreign country or U.S. or foreign courts, which can require significant financial and management resources.  In addition, the laws of certain foreign countries do not protect our intellectual property rights to the same extent as the laws of the U.S.  Infringement of our intellectual property rights by a third party could result in uncompensated lost market and revenue opportunities for us.  Although we continue to vigorously and aggressively defend and protect our intellectual property on a worldwide basis, there can be no assurance that we will be successful in our endeavors.

Our operating results may be adversely impacted if economic conditions impact the financial viability of our customers, distributors, or suppliers.

We regularly review the financial performance of our customers, distributors and suppliers.  However, global economic conditions may adversely impact the financial viability of our customers, distributors or suppliers. The financial failure of a large customer or distributor, an important supplier, or a group thereof, could have an adverse impact on our operating results and could result in us not being able to collect our accounts receivable balances, higher reserves for doubtful accounts, write-offs for accounts receivable, and higher operating costs as a percentage of revenues.

We do not typically have long-term contracts with our customers.

We do not typically enter into long-term contracts with our customers and we cannot be certain about future order levels from our customers.  When we do enter into customer contracts, the contract is generally cancelable at the convenience of the customer.  Even though we had over 60,000 customers and our ten largest direct customers made up approximately 9% of our total revenue for the year ended March 31, 2010, cancellation of customer contracts could have an adverse financial impact on our revenue and profits.

Further, as the practice has become more commonplace in the industry, we have entered into contracts with certain customers that differ from our standard terms of sale.  Under these contracts we commit to supply specific quantities of products on scheduled delivery dates.  If we become unable to supply the customer as required under the contract, the customer may incur additional production costs, lost revenues due to subsequent delays in their own manufacturing schedule, or quality related issues.  Under these contracts, we may be liable for the costs the customer has incurred.  While we try to limit such liabilities, if they should arise, there may be a material adverse impact on our results of operation and financial condition.

Business interruptions could harm our business.

Operations at any of our facilities, or at the facilities of any of our wafer fabrication or assembly and test subcontractors, may be disrupted for reasons beyond our control, including work stoppages, power loss, incidents of terrorism or security risk, political instability, public health issues, telecommunications, transportation or other infrastructure failure, fire, earthquake, floods, or other natural disasters.  If operations at any of our facilities, or our subcontractors' facilities are interrupted, we may not be able to shift production to other facilities on a timely basis.  If this occurs, we would likely experience delays in shipments of products to our customers and alternate sources for production may be unavailable on acceptable terms.  This could result in reduced revenues and profits and the cancellation of orders or loss of customers.  In addition, business interruption insurance will likely not be enough to compensate us for any losses that may occur and any losses or damages incurred by us as a result of business interruptions could significantly harm our business.

We are highly dependent on foreign sales and operations, which exposes us to foreign political and economic risks.

Sales to foreign customers account for a substantial portion of our net sales.  During fiscal 2010, approximately 77% of our net sales were made to foreign customers.  During fiscal 2009, approximately 75% of our net sales were made to foreign customers.  We purchase a substantial portion of our raw materials and equipment from foreign suppliers.  In addition, we own product assembly and testing facilities located near Bangkok, Thailand, which has experienced periods of political instability in the past, and is currently experiencing some instability in Bangkok, though the current situation has not noticeably affected the area in which our facilities are located.  We also use various foreign contractors for a portion of our assembly and testing and for a portion of our wafer fabrication requirements.  Substantially all of our finished goods inventory is maintained in Thailand.

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

Fluctuations in foreign currency could impact our operating results.  We use forward currency exchange contracts to reduce the adverse earnings impact from the effect of exchange rate fluctuations on our non-U.S. dollar net balance sheet exposures.  Nevertheless, in periods when the U.S. dollar significantly fluctuates in relation to the non-U.S. currencies in which we transact business, the value of our non-U.S. dollar transactions can have an adverse effect on our results of operations and financial condition.  In particular, in periods when a foreign currency significantly declines in value in relation to the U.S. dollar, such as the recent decline in the Euro relative to the U.S. dollar, customers transacting in that foreign currency may find it more difficult to fulfill their previously committed contractual obligations or to undertake new obligations to make payments or purchase products.

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

We must comply with many different federal, state, local and foreign governmental regulations related to the use, storage, discharge and disposal of toxic, volatile or otherwise hazardous substances used in our products and manufacturing processes.  Our failure to comply with applicable regulations could result in the imposition of fines, suspension of production, cessation of operations or future liabilities.  Such environmental regulations have required us in the past and could require us in the future to acquire costly equipment or to incur other significant expenses to comply with such regulations.  Any failure by us to control the use of or adequately restrict the discharge of hazardous substances could also restrict our ability to ship certain products to certain countries, require us to modify our operations logistics, or require us to incur other significant costs and expenses.  Over the past several years, there has been an expansion in environmental laws focusing on reducing or eliminating hazardous substances in electronic products.  The European Union and countries such as the U.S., China, Korea and Brazil, have enacted or may enact such laws or regulations.  These and other future environmental regulations could require us to reengineer certain of our existing products and may make it more expensive for us to manufacture and sell our products.  In addition, over the last several years, the number and complexity of laws focused on the energy efficiency of electronic products and accessories, the recycling of electronic products, and the reduction in quantity and the recycling of packaging materials have expanded significantly.  It may be difficult for us to timely comply with these laws and we may not have sufficient quantities of compliant products to meet customers' needs, thereby adversely impacting our sales and profitability.  We may also have to write off inventory in the event that we hold inventory that is not saleable as a result of changes to regulations.  We expect these risks and trends to continue.  In addition, we anticipate increased customer requirements to meet voluntary criteria related to the reduction or elimination of hazardous substances in our products and energy efficiency measures.

Climate change regulations and sustained adverse climate change poses both regulatory and physical risks that could harm our results of operations or affect the way we conduct our business.

New climate change regulations could require us to limit emissions, change our manufacturing processes, obtain substitute materials that may cost more or be less available, fund offset projects or undertake other costly activities.  These regulations could significantly increase our costs and restrict our manufacturing operations by virtue of requirements for new equipment.  It is possible that new permits will be required for our current or expanded operations.  Failure to receive timely permits could result in the imposition of fines, suspension of production, or cessation of operations.  In addition, new restrictions on carbon dioxide or other greenhouse gas emissions could result in significant costs such as higher energy costs, and utility companies passing down carbon taxes, emission cap and trade programs and renewable portfolio standards.  Greenhouse gas legislation has been introduced in the U.S. and we expect worldwide regulatory activity in the future.  The cost of complying, or of failing to comply, with these and other climate change and emissions regulations could have an adverse effect on our operating results.

Further, any sustained adverse change in climate could have a direct adverse economic impact on us such as water shortages or higher costs for water or to control the temperature inside of our facilities.  Also, certain of our operations are located in tropical regions, such as Thailand.  Some environmental experts predict that these regions may become vulnerable to storms, floods and droughts due to climate change.  While we maintain business recovery plans that are intended to allow us to recover from natural disasters or other events that can be disruptive to our business, we cannot be certain that our plans will protect us from all such disasters or events.

Regulatory authorities in jurisdictions into which we ship our products could levy fines or restrict our ability to export products.

A significant portion of our sales are made outside of the U.S. through the exporting and re-exporting of products.  In addition to local jurisdictions' export regulations, our U.S.-manufactured products or products based on U.S. technology are subject to U.S. laws and regulations governing international trade and exports, including, but not limited to the Export Administration Regulations (EAR), and trade sanctions against embargoed countries and destinations administered by the U.S. Department of the Treasury, Office of Foreign Assets Control (OFAC).  Licenses or proper license exceptions are required for the shipment of our products to certain countries.  A determination by the U.S. or local government that we have failed to comply with these or other export regulations can result in penalties including denial of export privileges, fines, civil or criminal penalties, and seizure of products.  Such penalties could have a material adverse effect on our business including our ability to meet our net sales and earnings targets.  Further, a change in these laws and regulations could restrict our ability to export to previously permitted countries, customers, distributors or other third parties.  Any one or more of these sanctions or a change in law or regulations could have a material adverse effect on our business, financial condition and results of operations.

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

In addition, the stock market has from time to time experienced significant price and volume fluctuations that have affected the market prices for many companies and that often have been unrelated to the operating performance of such companies.  These broad market fluctuations and other factors have harmed and may harm the market price of our common stock.

We may not fully realize the anticipated benefits of our completed or future acquisitions.

We have acquired and expect in the future to acquire additional businesses that we believe will complement or augment our existing businesses.  The integration process for our acquisitions, including our recent acquisition of SST, may be complex, costly and time consuming and include unanticipated issues, expenses and liabilities.  We may not be able to successfully or profitably integrate, operate, maintain and manage any newly acquired operations or employees.  We may not be able to maintain uniform standards, procedures and policies and we may be unable to realize the expected synergies and cost savings from the integration.  There may be increased risk due to integrating financial reporting and internal control systems. We may have difficulty in developing, manufacturing and marketing the products of a newly acquired company, or in growing the business at the rate we anticipate.  Following an acquisition, we may not achieve the revenue or net income levels that justify the acquisition.  We may suffer loss of key employees, customers and strategic partners of acquired companies.  We may be subject to claims by terminated employees, shareholders of acquired companies and other third parties related to the transaction.  Acquisitions may also result in one-time charges (such as acquisition-related expenses, write-offs, restructuring charges, or future impairment of goodwill), contingent liabilities, adverse tax consequences, additional stock-based compensation expense and other charges that adversely affect our operating results.  Additionally, we may fund acquisitions of new businesses or strategic alliances by utilizing cash, raising debt, issuing shares of common stock, or other mechanisms.

While the risks above are relevant to all of our acquisitions, our recent acquisition of SST is a larger and more complex transaction than our other recent transactions and may expose us to greater risks and liabilities than we have encountered in the past.

Further, when we decide to sell assets or a business, such as certain assets of SST, we may encounter difficulty in finding or completing divestiture opportunities or alternative exit strategies on acceptable terms or in a timely manner.  These circumstances could delay the accomplishment of our strategic objectives or cause us to incur additional expenses with respect to a business that we want to dispose of, or we may dispose of a business at a price or on terms that are less favorable than we had anticipated.

In addition to acquisitions, we have in the past and expect in the future to enter into joint development agreements or other business or strategic relationships with other companies.  These transactions are subject to a number of risks similar to those we face with our acquisitions including our ability to realize the expected benefits of any such transaction, to successfully market and sell any products resulting from such transactions or to successfully integrate any technology developed through such transactions.

Our financial condition and results of operations could be adversely affected if we do not effectively manage our liabilities.

As a result of our sale of $1.15 billion of principal value 2.125% junior subordinated convertible debentures in December 2007, we have a substantially greater amount of long-term debt than we have maintained in the past.  Our maintenance of substantial levels of debt could adversely affect our ability to take advantage of corporate opportunities and could adversely affect our financial condition and results of operations.  We may need or desire to refinance all or a portion of our debentures or any other future indebtedness that we incur on or before the maturity of the debentures.  There can be no assurance that we will be able to refinance any of our indebtedness on commercially reasonable terms, if at all.

We may in the future incur impairments to goodwill or long-lived assets.

We review our long-lived assets, including goodwill and other intangible assets, for impairment annually in the fourth quarter or whenever events or changes in circumstances indicate that the carrying amount of those assets may not be recoverable.  Factors that may be considered in assessing whether goodwill or intangible assets may not be recoverable include a decline in our stock price or market capitalization, reduced estimates of future cash flows and slower growth rates in our industry.  Our valuation methodology for assessing impairment requires management to make judgments and assumptions based on historical experience and to rely heavily on projections of future operating performance.  Because we operate in highly competitive environments, projections of future operating results and cash flows may vary significantly from results.  No goodwill or long-lived assets impairment charges were recorded in fiscal 2010.

Conversion of our debentures will dilute the ownership interest of existing stockholders, including holders who had previously converted their debentures.

The conversion of some or all of our outstanding debentures will dilute the ownership interest of existing stockholders to the extent we deliver common stock upon conversion of the debentures.  Upon conversion, we may satisfy our conversion obligation by delivering cash, shares of common stock or any combination, at our option.  If upon conversion we elect to deliver cash for the lesser of the conversion value and principal amount of the debentures, we would pay the holder the cash value of the applicable number of shares of our common stock.  Upon conversion, we intend to satisfy the lesser of the principal amount or the conversion value of the debentures in cash.  If the conversion value of a debenture exceeds the principal amount of the debenture, we may also elect to deliver cash in lieu of common stock for the conversion value in excess of the one thousand dollars principal amount (i.e. the conversion spread).  There would be no adjustment to the numerator in the net income per common share computation for the cash settled portion of the debentures as that portion of the debt instrument will always be settled in cash.  The conversion spread will be included in the denominator for the computation of diluted net income per common share.  Any sales in the public market of any common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock.  In addition, the existence of the debentures may encourage short selling by market participants because the conversion of the debentures could be used to satisfy short positions, or anticipated conversion of the debentures into shares of our common stock could depress the price of our common stock.

Our reported financial results may be adversely affected by new accounting pronouncements or changes in existing accounting standards and practices.

We prepare our financial statements in conformity with accounting principles generally accepted in the U.S.  These accounting principles are subject to interpretation or changes by the FASB and the SEC.  New accounting pronouncements and varying interpretations of accounting standards and practices have occurred in the past and may occur in the future.  New accounting pronouncements or a change in the interpretation of existing accounting standards or practices may have a significant effect on our reported financial results and may even affect our reporting of transactions completed before the change is announced or effective.

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

Item 1B.                 UNRESOLVED STAFF COMMENTS

None.

Item 2.                 PROPERTIES

At March 31, 2010, we owned the facilities described below:

Location	Approximate Total Sq. Ft.	Uses
Chandler, Arizona	415,000	Executive and Administrative Offices; Wafer Probe; R&D Center; Sales and Marketing; and Computer and Service Functions
Tempe, Arizona	379,000	Wafer Fabrication (Fab 2); R&D Center; Administrative Offices; and Warehousing
Gresham, Oregon	826,500	Wafer Fabrication (Fab 4); R&D Center; Administrative Offices; and Warehousing
Chacherngsao, Thailand	489,000	Test and Assembly; Wafer Probe; Sample Center; Warehousing; and Administrative Offices
Bangalore, India	67,174	Research and Development; Marketing Support and Administrative Offices

In addition to the facilities we own, we lease several research and development facilities and sales offices in North America, Europe and Asia.  Our aggregate monthly rental payment for our leased facilities is approximately $0.5 million.

We currently believe that our existing facilities are suitable and will be adequate to meet our requirements for at least the next 12 months.

See page 33 for a discussion of the capacity utilization of our manufacturing facilities.

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

On March 16, 2010, plaintiffs – stockholders of SST purporting to act on behalf of all public stockholders of SST – filed a Consolidated Amended Class Action Complaint (the “Amended Complaint”) in Santa Clara California Superior Court (In re Silicon Storage Technology, Inc. Shareholder Litigation, No. 1-09-CV-157437) which generally alleges that the directors of SST breached fiduciary duties owed to SST stockholders when approving the merger transaction with Microchip.  The Amended Complaint alleges that by approving the merger with Microchip, the directors prevented the SST stockholders from receiving full value for their shares.  The Amended Complaint also names Microchip as a defendant, claiming that Microchip aided and abetted in the purported breaches of fiduciary duties by the SST director defendants.  The Amended Complaint seeks alternative relief either to enjoin the transaction with Microchip or to rescind the deal or obtain compensatory damages, in the event the merger was consummated while the litigation was pending.  Given that the merger closed on April 8, 2010, plaintiffs’ request to enjoin the transaction has been rendered moot.  Microchip believes the Amended Complaint lacks merit and intends to defend against the claims vigorously.

Item 4.                      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is traded on the NASDAQ Global Market under the symbol “MCHP.”  Our common stock has been quoted on such market since our initial public offering on March 19, 1993.  The following table sets forth the quarterly high and low closing prices of our common stock as reported by NASDAQ for our last two fiscal years.

Fiscal 2010	High	Low	Fiscal 2009	High	Low
First Quarter	$23.86	$19.78	First Quarter	$38.13	$30.54
Second Quarter	$27.97	$21.84	Second Quarter	$33.97	$28.04
Third Quarter	$29.44	$23.96	Third Quarter	$28.82	$17.12
Fourth Quarter	$29.18	$25.81	Fourth Quarter	$21.78	$16.59

Stock Price Performance Graph

The following graph and table show a comparison of the five-year cumulative total stockholder return, calculated on a dividend reinvestment basis, for Microchip Technology Incorporated, the Standard & Poor’s (S&P) 500 Stock Index, and the Philadelphia Semiconductor Index.

	Cumulative Total Return
	March 2005	March 2006	March 2007	March 2008	March 2009	March 2010
Microchip Technology Incorporated	100.00	142.09	143.06	136.41	93.18	130.69
S&P 500 Stock Index	100.00	111.73	124.95	118.60	73.43	109.97
Philadelphia Semiconductor Index	100.00	112.31	107.99	101.41	71.20	108.74

          Data acquired by Research Data Group, Inc. (www.researchdatagroup.com)

On May 26, 2010, there were approximately 373 holders of record of our common stock.  This figure does not reflect beneficial ownership of shares held in nominee names.

We have been declaring and paying quarterly cash dividends on our common stock since the third quarter of fiscal 2003.  Our total cash dividends paid were $249.6 million, $246.7 million and $252.0 million in fiscal 2010, fiscal 2009 and fiscal 2008, respectively.  The following table sets forth our quarterly cash dividends per common share and the total amount of the dividend payment for each quarter in fiscal 2010 and fiscal 2009 (amounts in thousands, except per share amounts):

Fiscal 2010	Dividends per Common Share	Aggregate Amount of Dividend Payment	Fiscal 2009	Dividends per Common Share	Aggregate Amount of Dividend Payment
First Quarter	$0.339	$61,991	First Quarter	$0.330	$60,977
Second Quarter	0.339	62,083	Second Quarter	0.338	62,166
Third Quarter	0.340	62,520	Third Quarter	0.339	61,690
Fourth Quarter	0.341	62,963	Fourth Quarter	0.339	61,825

On May 5, 2010, we declared a quarterly cash dividend of $0.342 per share, which will be paid on June 2, 2010 to stockholders of record on May 20, 2010 and the total amount of such dividend is expected to be approximately $63.5 million.  Our Board of Directors is free to change our dividend practices at any time and to increase or decrease the dividend paid, or not to pay a dividend, on our common stock on the basis of our results of operations, financial condition, cash requirements and future prospects, and other factors deemed relevant by our Board of Directors.  Our current intent is to provide for ongoing quarterly cash dividends depending upon market conditions and our results of operations.

Please refer to "Item 12 - Security Ownership Of Certain Beneficial Owners And Management And Related Stockholder Matters," at page 43 below, for the information required by Item 201(d) of Regulation S-K with respect to securities authorized for issuance under our equity compensation plans at March 31, 2010.

Issuer Purchases of Equity Securities

The following table sets forth our purchases of our common stock in the fourth quarter of fiscal 2010:

Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share		(c) Total Number of Shares Purchased as Part of Publicly Announced Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Programs (1)
January 1 – January 31, 2010	---	$	---	---	2,460,002
February 1 – February 28, 2010	---	$	---	---	2,460,002
March 1 – March 31, 2010	---	$	---	---	2,460,002
Total	---	$	---	---

(1)
On December 11, 2007, our Board of Directors authorized the repurchase of up to 10 million shares of our common stock in open market or privately negotiated transactions.  As of March 31, 2010, 2,460,002 shares of this authorization remained available to be purchased under this program.  There is no expiration date associated with this program.

Item 6.	SELECTED FINANCIAL DATA

You should read the following selected consolidated financial data for the five-year period ended March 31, 2010 in conjunction with our consolidated financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Items 7 and 8 of this Form 10-K.  Our consolidated statements of income data for each of the years in the three-year period ended March 31, 2010, and the balance sheet data as of March 31, 2010 and 2009, are derived from our audited consolidated financial statements, included in Item 8 of this Form 10-K. The statements of operations data for the years ended March 31, 2007 and 2006 and balance sheet data as of March 31, 2008, 2007 and 2006 have been derived from our audited consolidated financial statements not included herein (for information below all amounts are in thousands, except per share data).

As further discussed in Note 1 to our consolidated financial statements, our consolidated financial statements for each year presented here have been adjusted for the retrospective application of the Cash Conversion subsections of Accounting Standards Codification Subtopic 470-20, “Debt with Conversion and Other Options – Cash Conversion.”

Statement of Income Data:

	Year ended March 31,
	2010	2009	2008	2007	2006
Net sales	$947,729	$903,297	$1,035,737	$1,039,671	$927,893
Cost of sales	413,487	386,793	410,799	414,915	377,016
Research and development	120,823	115,524	120,864	113,698	94,926
Selling, general and administrative	167,222	161,218	175,646	163,247	129,587
Special charges (1)	1,238	6,434	26,763	---	---
Operating income	244,959	233,328	301,665	347,811	326,364
Interest income	15,325	32,545	54,851	58,383	32,753
Interest expense	(31,150)	(29,440)	(9,495)	(5,416)	(1,967)
Other income (expense), net	8,679	(4,354)	2,435	312	2,035
Income before income taxes	237,813	232,079	349,456	401,090	359,185
Income tax provision (benefit)	20,808	(13,508)	52,663	44,061	116,816
Net income	$217,005	$245,587	$296,793	$357,029	$242,369
Basic net income per common share	$1.18	$1.34	$1.43	$1.66	$1.15
Diluted net income per common share	$1.16	$1.31	$1.40	$1.62	$1.13
Dividends declared per common share	$1.359	$1.346	$1.205	$0.965	$0.570
Basic common shares outstanding	183,642	183,158	207,220	215,498	210,104
Diluted common shares outstanding	187,339	186,788	212,048	220,848	215,024

Balance Sheet Data:

	March 31,
	2010	2009	2008	2007	2006
Working capital	$1,407,579	$1,587,144	$1,526,649	$828,817	$509,860
Total assets	2,516,313	2,405,711	2,496,031	2,269,541	2,350,596
Long-term obligations, less current portion	340,672	334,184	329,409	---	---
Stockholders’ equity	1,533,380	1,490,311	1,539,000	2,004,368	1,726,189

(1)
There were no special charges during the fiscal years ended March 31, 2007 and 2006.  Discussions of the special charges for the fiscal years ended March 31, 2010, 2009 and 2008 are contained in Note 3 to our consolidated financial statements.  The following table presents a summary of special charges for the five-year period ended March 31, 2010:

	Year ended March 31,
	2010	2009	2008		2007		2006
Patent licenses	$1,238	$4,000	$	---	$	---	$	---
In-process research and development expenses	---	860		---		---		---
Abandoned acquisition related expenses	---	1,574		---		---		---
Loss on sale of Fab 3	---	---		26,763		---		---
Totals	$1,238	$6,434		$26,763	$	---	$	---

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Note Regarding Forward-looking Statements

This report, including “Item 1 – Business,” “Item 1A – Risk Factors,” and “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains certain forward-looking statements that involve risks and uncertainties, including statements regarding our strategy, financial performance and revenue sources.  We use words such as “anticipate,” “believe,” “plan,” “expect,” “estimate,” “future,” “intend” and similar expressions to identify forward-looking statements.  These forward-looking statements include, without limitation, statements regarding the following:

•	The effects that adverse global economic conditions and fluctuations in the global credit and equity markets may have on our financial condition and results of operations;
•	The effects and amount of competitive pricing pressure on our product lines;
•	Our ability to moderate future average selling price declines;
•	The effect of product mix, capacity utilization, yields, and fixed cost absorption on gross margin;
•	The amount of changes in demand for our products and those of our customers;
•	The level of orders that will be received and shipped within a quarter;
•	The effect that distributor and customer inventory holding patterns will have on us;
•	Our belief that customers recognize our products and brand name and use distributors as an effective supply channel;
•	Our belief that deferred cost of sales will have low risk of material impairment;
•	Our belief that our direct sales personnel combined with our distributors provide an effective means of reaching our customer base;
•	Our ability to increase the proprietary portion of our analog and interface product lines and the effect of such an increase;
•	The impact of any supply disruption we may experience;
•	Our ability to effectively utilize our facilities at appropriate capacity levels and anticipated costs;
•	That we adjust capacity utilization to respond to actual and anticipated business and industry-related conditions;
•	That our existing facilities and planned expansion activities provide sufficient capacity to respond to increases in demand;
•	That manufacturing costs will be reduced by transition to advanced process technologies;
•	Our expectation that our wafer fabs will operate at high levels with no under-absorption of fixed costs;
•	Our ability to maintain manufacturing yields;
•	Continuing our investments in new and enhanced products;
•	Our ability to attract and retain qualified personnel;
•	The cost effectiveness of using our own assembly and test operations;
•	Our anticipated level of capital expenditures;
•	Continuation and amount of quarterly cash dividends;
•	The sufficiency of our existing sources of liquidity;
•	The impact of seasonality on our business;
•	The accuracy of our estimates used in valuing employee equity awards;
•	That the resolution of legal actions will not harm our business, and the accuracy of our assessment of the probability of loss and range of potential loss;
•	That the idling of assets will not impair the value of such assets;
•	The recoverability of our deferred tax assets;
•	The adequacy of our tax reserves to offset any potential tax liabilities, having the appropriate support for our income tax positions and the accuracy of our estimated tax rate;
•	Our belief that the expiration of any tax holidays will not have a material impact;
•	The accuracy of our estimates of the useful life and values of our property, assets, and other liabilities;
•	The adequacy of our patent strategy;
•	Our ability to obtain patents and intellectual property licenses and minimize the effects of litigation;
•	The level of risk we are exposed to for product liability claims;
•	The amount of labor unrest, public health issues, political instability, governmental interference and changes in general economic conditions that we experience;
•	The effect of fluctuations in market interest rates on income and/or cash flows;
•	The effect of fluctuations in currency rates;
•	Our ability to collect accounts receivable;

•	Our belief that our investments in student loan auction rate municipal bond offerings are of high credit quality;
•	Our ability to hold our fixed income investments and certain auction rate securities (ARS) until the market recovers, and the immaterial impact this will have on our liquidity;
•
Our belief that any future changes in the fair value of the ARS associated with the ARS rights agreement will be largely offset by changes in the fair value of the related rights without any significant net impact to our income statement;

•	The accuracy of our estimates used in valuing our available-for-sale securities.
•	Our belief that unrealized losses in our investment portfolio do not represent other-than-temporary impairment;
•	The accuracy of our estimation of the cost effectivity of our insurance coverage;
•	Our belief that our activities are conducted in compliance with various regulations not limited to environmental and export compliance;
•	Our ability and intent to settle the principal amount of the junior subordinated convertible debentures in cash; and

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

As further discussed in Note 1 to our consolidated financial statements, our consolidated financial statements for each year presented here have been adjusted for the retrospective application of the Cash Conversion subsections of Accounting Standards Codification Subtopic 470-20, “Debt with Conversion and Other Options – Cash Conversion.”

Introduction

The following discussion should be read in conjunction with the consolidated financial statements and the related notes that appear elsewhere in this document, as well as with other sections of this Annual Report on Form 10-K, including “Item 1 – Business;” “Item 6 – Selected Financial Data;” and “Item 8 – Financial Statements and Supplementary Data.”

We begin our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) with a summary of Microchip’s overall business strategy to give the reader an overview of the goals of our business and the overall direction of our business and products.  This is followed by a discussion of the Critical Accounting Policies and Estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results.  In the next section, beginning at page 30, we discuss our Results of Operations for fiscal 2010 compared to fiscal 2009, and for fiscal 2009 compared to fiscal 2008.  We then provide an analysis of changes in our balance sheet and cash flows, and discuss our financial commitments in sections titled “Liquidity and Capital Resources,” “Contractual Obligations” and “Off-Balance Sheet Arrangements.”

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

We sell our products to a broad base of domestic and international customers across a variety of industries.  The principal markets that we serve include consumer, automotive, industrial control, computing and communications.  Our business is subject to fluctuations based on economic conditions within these markets.  Beginning with the third quarter of fiscal 2009, the downturn in the U.S. and global economies adversely impacted our key markets resulting in adverse fluctuations in our business.  However, in fiscal 2010 we saw an upturn in our key markets, resulting in improvements to our business across all product lines.

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

Critical Accounting Policies and Estimates

General

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S.  We review the accounting policies we use in reporting our financial results on a regular basis.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent liabilities.  On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, share-based compensation, inventories, investments, income taxes, property, plant and equipment, impairment of property, plant and equipment, junior subordinated convertible debentures and litigation.  We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  Our results may differ from these estimates due to actual outcomes being different from those on which we based our assumptions.  We review these estimates and judgments on an ongoing basis.  We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.  We also have other policies that we consider key accounting policies, such as our policy regarding revenue recognition to OEMs; however, we do not believe these policies require us to make estimates or judgments that are as difficult or subjective as our policies described below.

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

We sell the majority of the items in our product catalog to our distributors worldwide at a uniform list price.  However, distributors resell our products to end customers at a very broad range of individually negotiated price points.  The majority of our distributors’ resales require a reduction from the original list price paid.  Often, under these circumstances, we remit back to the distributor a portion of their original purchase price after the resale transaction is completed in the form of a credit against the distributors’ outstanding accounts receivable balance.  The credits are on a per unit basis and are not given to the distributor until they provide information to us regarding the sale to their end customer.  The price reductions vary significantly based on the customer, product, quantity ordered, geographic location and other factors and discounts to a price less than our cost have historically been rare.  The effect of granting these credits establishes the net selling price to our distributors for the product and results in the net revenue recognized by us when the product is sold by the distributors to their end customers.  Thus, a portion of the “deferred income on shipments to distributors” balance represents the amount of distributors’ original purchase price that will be credited back to the distributor in the future.  The wide range and variability of negotiated price concessions granted to distributors does not allow us to accurately estimate the portion of the balance in the deferred income on shipments to distributors account that will be credited back to the distributors.  Therefore, we do not reduce deferred income on shipments to distributors or accounts receivable by anticipated future concessions; rather, price concessions are typically recorded against deferred income on shipments to distributors and accounts receivable when incurred, which is generally at the time the distributor sells the product.  At March 31, 2010, we had approximately $148.4 million of deferred revenue and $49.5 million in deferred cost of sales recognized as $98.9 million of deferred income on shipments to distributors.  At March 31, 2009, we had approximately $118.2 million of deferred revenue and $34.3 million in deferred cost of sales recognized as $83.9 million of deferred income on shipments to distributors.  The deferred income on shipments to distributors that will ultimately be recognized in our income statement will be lower than the amount reflected on the balance sheet due to additional price credits to be granted to the distributors when the product is sold to their customers.  These additional price credits historically have resulted in the deferred income approximating the overall gross margins that we recognize in the distribution channel of our business.

Distributor advances, reflected as a reduction of deferred income on shipments to distributors on our consolidated balance sheets, totaled $57.5 million at March 31, 2010 and $37.6 million at March 31, 2009.  On sales to distributors, our payment terms generally require the distributor to settle amounts owed to us for an amount in excess of their ultimate cost.  The sales price to our distributors may be higher than the amount that the distributors will ultimately owe us because distributors often negotiate price reductions after purchasing the product from us and such reductions are often significant.  It is our practice to apply these negotiated price discounts to future purchases, requiring the distributor to settle receivable balances, on a current basis, generally within 30 days, for amounts originally invoiced.  This practice has an adverse impact on the working capital of our distributors.  As such, we have entered into agreements with certain distributors whereby we advance cash to the distributors to reduce the distributor’s working capital requirements.  These advances are reconciled at least on a quarterly basis and are estimated based on the amount of ending inventory as reported by the distributor multiplied by a negotiated percentage.  Such advances have no impact on our revenue recognition or our consolidated statements of income.  We process discounts taken by distributors against our deferred income on shipments to distributors’ balance and true-up the advanced amounts generally after the end of each completed fiscal quarter.  The terms of these advances are set forth in binding legal agreements and are unsecured, bear no interest on unsettled balances and are due upon demand.  The agreements governing these advances can be cancelled by us at any time.

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

Share-based Compensation

We measure at fair value and recognize compensation expense for all share-based payment awards, including grants of employee stock options, restricted stock units (RSUs) and employee stock purchase rights, to be recognized in our financial statements based on their respective grant date fair values.  Total share-based compensation in fiscal 2010 was $36.8 million, of which $29.7 million was reflected in operating expenses.  Total share-based compensation included in cost of sales in fiscal 2010 was $7.1 million.  Total share-based compensation included in our inventory balance was $3.2 million at March 31, 2010.

Determining the appropriate fair-value model and calculating the fair value of share-based awards at the date of grant requires judgment.  The fair value of our RSUs is based on the fair market value of our common stock on the date of grant discounted for expected future dividends.  We use the Black-Scholes option pricing model to estimate the fair value of employee stock options and rights to purchase shares under stock participation plans.  Option pricing models, including the Black-Scholes model, also require the use of input assumptions, including expected volatility, expected life, expected dividend rate, and expected risk-free rate of return.  We use a blend of historical and implied volatility based on options freely traded in the open market as we believe this is more reflective of market conditions and a better indicator of expected volatility than using purely historical volatility.  The expected life of the awards is based on historical and other economic data trended into the future.  The risk-free interest rate assumption is based on observed interest rates appropriate for the terms of our awards.  The dividend yield assumption is based on our history and expectation of future dividend payouts. We estimate the number of share-based awards that will be forfeited due to employee turnover.  Quarterly changes in the estimated forfeiture rate can have a significant effect on reported share-based compensation, as the effect of adjusting the rate for all expense amortization after April 1, 2006 is recognized in the period the forfeiture estimate is changed.  If the actual forfeiture rate is higher or lower than the estimated forfeiture rate, then an adjustment is made to increase or decrease the estimated forfeiture rate, which will result in a decrease or increase to the expense recognized in our financial statements.  If forfeiture adjustments are made, they would affect our gross margin, research and development expenses, and selling, general, and administrative expenses.  The effect of forfeiture adjustments in fiscal 2010 was immaterial.

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

Inventories

Inventories are valued at the lower of cost or market using the first-in, first-out method.  We write down our inventory for estimated obsolescence or unmarketable inventory in an amount equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions.  If actual market conditions are less favorable than those we projected, additional inventory write-downs may be required.  Inventory impairment charges establish a new cost basis for inventory and charges are not subsequently reversed to income even if circumstances later suggest that increased carrying amounts are recoverable.  During subsequent periods, if sales occur of previously written-down inventory, we may realize a higher gross margin on sales of this inventory during the period the inventory is sold.  In estimating our inventory obsolescence, we primarily evaluate estimates of demand over a 12-month period and record impairment charges for inventory on hand in excess of the estimated 12-month demand.

In periods where our production levels are substantially below our normal operating capacity, such as in the second half of fiscal 2009 and the first half of fiscal 2010, the reduced production levels of our manufacturing facilities are charged directly to cost of sales.  Approximately $18.6 million was charged to cost of sales in fiscal 2009, and approximately $22.3 million was charged to cost of sales in fiscal 2010, as a result of decreased production in our wafer fabs.

Investments

We classify our investments as trading securities or available-for-sale securities based upon management’s intent with regard to the investments and the nature of the underlying securities.

Our trading securities consist of auction rate securities (ARS) that we intend to dispose of through the exercise of a put option. (See Note 4 to our consolidated financial statements for further discussion of the ARS put option.)  Our investments in trading securities are carried at fair value with unrealized gains and losses reported in other income (expense).

Our available-for-sale investments consist of government agency bonds, municipal bonds, ARS, strategic investments in shares of publicly traded common stock and corporate bonds.  Our investments are carried at fair value with unrealized gains and losses reported in stockholders’ equity to the extent any unrelated losses are determined to be temporary.  Premiums and discounts are amortized or accreted over the life of the related available-for-sale security.  Dividend and interest income are recognized when earned.  The cost of securities sold is calculated using the specific identification method.

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

The credit markets experienced significant deterioration and uncertainty beginning in the second half of fiscal 2008.  If these conditions continue, or we experience any additional ratings downgrades on any investments in our portfolio (including our ARS), we may incur additional impairments to our investment portfolio, which could negatively affect our financial condition, cash flows and results of operation.

Income Taxes

As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate.  This process involves estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes.  These differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheets.  We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income within the relevant jurisdiction and to the extent we believe that recovery is not likely, we must establish a valuation allowance.  We have not provided for a valuation allowance because we believe that it is more likely than not that our deferred tax assets will be recovered from future taxable income.  Should we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.  At March 31, 2010, our gross deferred tax asset was $78.9 million.

Various taxing authorities in the U.S. and other countries in which we do business scrutinize the tax structures employed by businesses.  Companies of our size and complexity are regularly audited by the taxing authorities in the jurisdictions in which they conduct significant operations.  We are currently under audit by the U.S. Internal Revenue Service (IRS) for our fiscal years ended 2006, 2007 and 2008.  Fiscal years 2009 and 2010 are open for examination by tax authorities.  We recognize liabilities for anticipated tax audit issues in the U.S. and other tax jurisdictions based on our estimate of whether, and the extent to which, additional tax payments are probable.  We believe that we maintain adequate tax reserves to offset any potential tax liabilities that may arise upon these and other pending audits in the U.S. and other countries in which we do business.  If such amounts ultimately prove to be unnecessary, the resulting reversal of such reserves would result in tax benefits being recorded in the period the reserves are no longer deemed necessary.  If such amounts ultimately prove to be less than an ultimate assessment, a future charge to expense would be recorded in the period in which the assessment is determined.

Property, Plant and Equipment

Property, plant and equipment are stated at cost.  Major renewals and improvements are capitalized, while maintenance and repairs are expensed when incurred.  At March 31, 2010, the carrying value of our property and equipment totaled $493.0 million, which represented 19.6% of our total assets.  This carrying value reflects the application of our property and equipment accounting policies, which incorporate estimates, assumptions and judgments relative to the useful lives of our property and equipment.  Depreciation is provided on a straight-line basis over the estimated useful lives of the related assets, which range from 5 to 7 years on manufacturing equipment, from 10 to 15 years on leasehold improvements and approximately 30 years on buildings.

We began production activities at Fab 4 on October 31, 2003.  We began to depreciate the Fab 4 assets as they were placed in service for production purposes.  As of March 31, 2010, all of the buildings and supporting facilities were being depreciated as well as the manufacturing equipment that had been placed in service.  All manufacturing equipment that was not being used in production activities was maintained in projects in process and is not being depreciated until it is placed into service since management believes there will be no change to its utility from the present time until it is placed into productive service.  The lives to be used for depreciating this equipment at Fab 4 will be evaluated at such time as the assets are placed in service.  We do not believe that the temporary idling of such assets has impaired the estimated life or carrying values of the underlying assets.

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

Junior Subordinated Convertible Debentures

We separately account for the liability and equity components of our junior subordinated convertible debentures in a manner that reflects our nonconvertible debt (unsecured debt) borrowing rate when interest cost is recognized.  This results in a bifurcation of a component of the debt, classification of that component in equity and the accretion of the resulting discount on the debt to be recognized as part of interest expense in our consolidated statements of operations.  Additionally, certain embedded features of the debentures qualify as derivatives and are bundled as a compound embedded derivative that is measured at fair value.  Lastly, we  include the dilutive effect of the shares of our common stock issuable upon conversion of the outstanding junior subordinated convertible debentures in our diluted income per share calculation regardless of whether the market price trigger or other contingent conversion feature has been met.  We apply the treasury stock method as we have the intent and current ability to settle the principal amount of the junior subordinated convertible debentures in cash.  This method results in incremental dilutive shares when the average fair value of our common stock for a reporting period exceeds the conversion price per share which was $30.34 at March 31, 2010 and adjusts as dividends are recorded in the future.

Litigation

Our current estimated range of liability related to pending litigation is based on the probable loss of claims for which we can reasonably estimate the amount and range of loss.  Recorded reserves were immaterial at March 31, 2010.

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

Results of Operations

The following table sets forth certain operational data as a percentage of net sales for the years indicated:

	Year Ended March 31,
	2010	2009	2008
Net sales	100.0%	100.0%	100.0%
Cost of sales	43.6	42.8	39.7
Gross profit	56.4	57.2	60.3
Research and development	12.8	12.8	11.7
Selling, general and administrative	17.7	17.9	16.9
Special charges	0.1	0.7	2.6
Operating income	25.8%	25.8%	29.1%

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

Our net sales of $947.7 million in fiscal 2010 increased by $44.4 million, or 4.9%, over fiscal 2009, and our net sales of $903.3 million in fiscal 2009 decreased by $132.4 million, or 12.8%, over fiscal 2008.  The increase in net sales in fiscal 2010 over fiscal 2009 was due primarily to improving semiconductor industry conditions and market share gains in our strategic product lines.  The decrease in net sales in fiscal 2009 over fiscal 2008 resulted primarily from adverse changes in global economic and end market conditions across all of our product lines.  Average selling prices for our products were down approximately 7% in fiscal 2010 over fiscal 2009 and were down approximately 4% in fiscal 2009 over fiscal 2008.  The number of units of our products sold was up approximately 12% in fiscal 2010 over fiscal 2009 and down approximately 9% in fiscal 2009 over fiscal 2008.  The average selling prices and the unit volumes of our sales are impacted by the mix of our products sold and overall semiconductor market conditions.  Key factors impacting the amount of net sales during the last three fiscal years include:

•	global economic conditions in the markets we serve;
•	semiconductor industry conditions;
•	inventory holding patterns of our customers;
•	increasing semiconductor content in our customers' products;
•	customers' increasing needs for the flexibility offered by our programmable solutions;
•	our new product offerings that have increased our served available market; and
•	continued market share gains.

Sales by product line for the fiscal years ended March 31, 2010, 2009 and 2008 were as follows (dollars in thousands):

	Year Ended March 31,
	2010		2009		2008
Microcontrollers	$767,723	81.0%	$731,648	81.0%	$832,921	80.4%
Memory products	80,158	8.5	89,336	9.9	120,280	11.6
Analog and interface products	99,848	10.5	82,313	9.1	82,536	8.0

Total Sales	$947,729	100.0%	$903,297	100.0%	$1,035,737	100.0%

Microcontrollers

Our microcontroller product line represents the largest component of our total net sales.  Microcontrollers and associated application development systems accounted for approximately 81% of our total net sales in each of fiscal 2010 and fiscal 2009, and approximately 80.4% of our total net sales in fiscal 2008.

Net sales of our microcontroller products increased approximately 4.9% in fiscal 2010 compared to fiscal 2009, and decreased approximately 12.2% in fiscal 2009 compared to fiscal 2008.  The increase in net sales in fiscal 2010 compared to fiscal 2009 resulted primarily from improving semiconductor industry conditions, market share gains and the other factors described above.  The decrease in net sales in fiscal 2009 compared to fiscal 2008 was primarily due to adverse global economic conditions in the markets we serve and the other factors described above.  The end markets we serve include consumer, automotive, industrial control, communications and computing markets.

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

Memory Products

Sales of our memory products accounted for approximately 8.5% of our total net sales in fiscal 2010, approximately 9.9% of our total net sales in fiscal 2009 and approximately 11.6% of our total net sales in fiscal 2008.

Net sales of our memory products decreased approximately 10.3% in fiscal 2010 compared to fiscal 2009, and decreased approximately 25.7% in fiscal 2009 compared to fiscal 2008.  These sales decreases were driven primarily by global economic conditions and by customer demand conditions within the Serial EEPROM market, which products comprise substantially all of our memory product net sales.

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

Analog and Interface Products

Sales of our analog and interface products accounted for approximately 10.5% of our total net sales in fiscal 2010, approximately 9.1% of our total net sales in fiscal 2009 and approximately 8.0% of our total net sales in fiscal 2008.

Net sales of our analog and interface products increased approximately 21.3% in fiscal 2010 compared to fiscal 2009 and were essentially flat in fiscal 2009 compared to fiscal 2008. The increase in net sales in fiscal 2010 compared to fiscal 2009 was driven primarily by improving semiconductor industry conditions and market share gains achieved within the analog and interface market.  Net sales of our analog and interface products in fiscal 2009 compared to fiscal 2008 were driven primarily by deteriorating global economic conditions, market share gains and supply and demand conditions within the analog and interface market.

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

Distribution

Distributors accounted for 61% of our net sales in fiscal 2010, and 64% of our net sales in each of fiscal 2009 and fiscal 2008.

Our largest distributor accounted for approximately 12% of our net sales in fiscal 2010, approximately 14% of our net sales in fiscal 2009 and approximately 12% of our net sales in fiscal 2008.  Our two largest distributors together accounted for approximately 17% of our net sales in fiscal 2010, and approximately 19% of our net sales in each of fiscal 2009 and fiscal 2008.

Generally, we do not have long-term agreements with our distributors and we, or our distributors, may terminate our relationship with each other with little or no advanced notice.  The loss of, or the disruption in the operations of, one or more of our distributors could reduce our future net sales in a given quarter and could result in an increase in inventory returns.

At March 31, 2010, our distributors maintained 41 days of inventory of our products compared to 38 days at March 31, 2009 and 33 days at March 31, 2008.  Over the past three fiscal years, the days of inventory maintained by our distributors have fluctuated between approximately 31 days and 42 days.  Thus, inventory levels at our distributors are at the higher end of the range we have experienced over the last three fiscal years.  We do not believe that inventory holding patterns at our distributors will materially impact our net sales, due to the fact that we recognize revenue based on sell-through for all of our distributors.

Sales by Geography

Sales by geography for the fiscal years ended March 31, 2010, 2009 and 2008 were as follows (dollars in thousands):

	Year Ended March 31,
	2010		2009		2008
Americas	$231,398	24.4%	$228,922	25.3%	$273,363	26.4%
Europe	237,354	25.1	257,407	28.5	308,171	29.8
Asia	478,977	50.5	416,968	46.2	454,203	43.8

Total Sales	$947,729	100.0%	$903,297	100.0%	$1,035,737	100.0%

Our sales to foreign customers have been predominately in Asia and Europe, which we attribute to the manufacturing strength in those areas for automotive, communications, computing, consumer and industrial control products.  Americas sales include sales to customers in the U.S., Canada, Central America and South America.

Sales to foreign customers accounted for approximately 77% of our net sales in fiscal 2010 and approximately 75% of our net sales in each of fiscal 2009 and fiscal 2008.  Substantially all of our foreign sales are U.S. dollar denominated.  Sales to customers in Asia have generally increased over time due to many of our customers transitioning their manufacturing operations to Asia and growth in demand from the emerging Asian market.  Our sales force in the Americas and Europe supports a significant portion of the design activity for products which are ultimately shipped to Asia.

Sales to customers in China, including Hong Kong, accounted for approximately 25% of our net sales in fiscal 2010, approximately 23% of our net sales in fiscal 2009 and approximately 20% of our net sales in fiscal 2008.  Sales to customers in Taiwan accounted for approximately 10% of our net sales in each of fiscal 2010 and fiscal 2008.  We did not have sales into any other countries that exceeded 10% of our net sales during the last three fiscal years.

Gross Profit

Our gross profit was $534.2 million in fiscal 2010, $516.5 million in fiscal 2009 and $624.9 million in fiscal 2008.  Gross profit as a percent of sales was 56.4% in fiscal 2010, 57.2% in fiscal 2009 and 60.3% in fiscal 2008.

The most significant factors affecting our gross profit percentage in the periods covered by this report were:

•	production levels being below the range of our normal capacity, such as in the second half of fiscal 2009 and the first half of fiscal 2010, resulting in under absorption of fixed costs; and
•	continual cost reductions in wafer fabrication and assembly and test manufacturing, such as new manufacturing technologies and more efficient manufacturing techniques.

Other factors that impacted our gross profit percentage in the periods covered by this report include:

•	inventory write-downs partially offset by sales of inventory that was previously written down;
•	lower depreciation as a percentage of cost of sales; and
•	fluctuations in the product mix of microcontrollers, proprietary and non-proprietary analog products and Serial EEPROM products resulting in lower overall average selling prices for our products.

We adjust our capacity utilization as required to respond to actual and anticipated business and industry-related conditions.  We operated at or above normal capacity levels, which we typically consider to be 90% to 95% of the actual capacity of the installed equipment, during fiscal 2008, the first half of fiscal 2009 and the fourth quarter of fiscal 2010.  However, during the third and fourth quarters of fiscal 2009, we reduced wafer starts at both Fab 2 and Fab 4 and implemented rotating unpaid time off at both fabrication facilities.  The reduction in wafer starts and rotating unpaid time off were implemented to help control inventory levels due to adverse economic conditions in the markets we serve.  Reduced levels of production continued into the third quarter of fiscal 2010, however, we increased the production output from our wafer fabs in the second and third quarters of fiscal 2010 to support increasing demand for our products and during the latter part of the third quarter of fiscal 2010 and during the fourth quarter of fiscal 2010, we operated our wafer fabs at or above normal capacity levels.

As a result of decreased production in our wafer fabs, approximately $22.3 million was charged to cost of sales in fiscal 2010 and approximately $18.6 million was charged to cost of sales in fiscal 2009.  There were no such charges in fiscal 2008.  In the future, if production levels are below normal capacity, we will charge cost of sales for the unabsorbed capacity.

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

Our overall inventory levels were $116.6 million at March 31, 2010, compared to $131.5 million at March 31, 2009 and $124.5 million at March 31, 2008.  We maintained 97 days of inventory on our balance sheet at March 31, 2010 compared to 134 days of inventory at March 31, 2009 and 112 days at March 31, 2008.  The reduction of our inventory levels from the March 31, 2009 levels was a result of our efforts to manage inventory through the period of adverse global economic conditions and was impacted by net sales in each quarter in fiscal 2010 exceeding our initial expectations when entering those periods.  Our inventory levels at March 31, 2010 were at the low end of the range we have experienced over the last three years.  Our goal is to grow our inventory balances to more optimized levels over time.

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

At March 31, 2010, approximately 65% of our assembly requirements were performed in our Thailand facility, compared to approximately 77% at March 31, 2009 and approximately 67% at March 31, 2008.  The percentage of our assembly work that is performed internally fluctuates over time based on supply and demand conditions in the semiconductor industry and our internal capacity capabilities.  Third-party contractors located in Asia perform the balance of our assembly operations.  Substantially all of our test requirements were performed in our Thailand facility over the last three fiscal years.  We believe that the assembly and test operations performed at our Thailand facility provide us with significant cost savings when compared to contractor assembly and test costs, as well as increased control over these portions of the manufacturing process.

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

Research and Development (R&D)

R&D expenses for fiscal 2010 were $120.8 million, or 12.8% of sales, compared to $115.5 million, or 12.8% of sales, for fiscal 2009 and $120.9 million, or 11.7% of sales, for fiscal 2008.  We are committed to investing in new and enhanced products, including development systems software, and in our design and manufacturing process technologies.  We believe these investments are significant factors in maintaining our competitive position.  R&D costs are expensed as incurred.  Assets purchased to support our ongoing research and development activities are capitalized when related to products which have achieved technological feasibility or that have alternative future uses and are amortized over their expected useful lives.  R&D expenses include labor, depreciation, masks, prototype wafers, and expenses for the development of process technologies, new packages, and software to support new products and design environments.

R&D expenses increased $5.3 million, or 4.6%, for fiscal 2010 over fiscal 2009.  The primary reasons for the dollar increase in R&D costs in fiscal 2010 compared to fiscal 2009 were higher salary and bonus costs related to restoring previous reductions in compensation programs due to improving business conditions.  R&D expenses decreased $5.3 million, or 4.4%, for fiscal 2009 over fiscal 2008.  The primary reasons for the dollar decrease in R&D costs in fiscal 2009 compared to fiscal 2008 were cost-cutting actions taken in the third and fourth quarters of fiscal 2009, including salary reductions, elimination of bonuses and reductions in travel costs.

Selling, General and Administrative

Selling, general and administrative expenses for fiscal 2010 were $167.2 million, or 17.7% of sales, compared to $161.2 million, or 17.9% of sales, for fiscal 2009, and $175.6 million, or 16.9% of sales, for fiscal 2008.  Selling, general and administrative expenses include salary expenses related to field sales, marketing and administrative personnel, advertising and promotional expenditures and legal expenses.  Selling, general and administrative expenses also include costs related to our direct sales force and field applications engineers who work in sales offices worldwide to stimulate demand by assisting customers in the selection and use of our products.

Selling, general and administrative expenses increased $6.0 million, or 3.7%, for fiscal 2010 over fiscal 2009.  The primary reasons for the dollar increase in selling, general and administrative expenses in fiscal 2010 over fiscal 2009 were higher salary and bonus costs related to restoring previous reductions in compensation programs due to improving business conditions.  Selling, general and administrative expenses decreased $14.4 million, or 8.2%, for fiscal 2009 over fiscal 2008.  The primary reasons for the dollar decrease in selling, general and administrative expenses in fiscal 2009 over fiscal 2008 were cost-cutting actions taken in the third and fourth quarters of fiscal 2009, including salary reductions, elimination of bonuses and reduction in travel costs.

Selling, general and administrative expenses fluctuate over time, primarily due to revenue and operating expense investment levels.

Special Charges

Patent Licenses

During the first quarter of fiscal 2010, we agreed to the terms of a patent license with an unrelated third party and signed an agreement on July 9, 2009.  The patent license settled alleged infringement claims.  The total payment made to the third-party in July 2009 was $1.4 million, $1.2 million of which was expensed in the first quarter of fiscal 2010 and the remaining $0.2 million was recorded as a prepaid royalty that will be amortized over the remaining life of the patent.

We entered into a patent portfolio license effective March 31, 2009 with an unrelated third party that covers both issued patents and patent applications and settled alleged infringement claims.  The total payment made to the third-party was $8.25 million, $4.0 million of which was expensed in the fourth quarter of fiscal 2009 and the remaining $4.25 million of which was recorded as a prepaid royalty that will be amortized over the life of the patents.

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

Other Income (Expense)

Interest income in fiscal 2010 decreased to $15.3 million from $32.5 million in fiscal 2009.  Interest income in fiscal 2009 decreased to $32.5 million from $54.9 million in fiscal 2008.  The primary reason for the reductions in interest income in fiscal 2010 over fiscal 2009 and for fiscal 2009 over fiscal 2008 was lower interest rates on our invested cash balances in those periods. Interest expense related to our 2.125% junior subordinated convertible debentures in fiscal 2010 was $31.2 million, compared to $29.4 million in fiscal 2009 and $9.5 million in fiscal 2008.  Other income, net in fiscal 2010 was $8.7 million compared to other expense, net of $4.4 million in fiscal 2009 and other income, net in fiscal 2008 of $2.4 million.  The increase in other income, net in fiscal 2010 compared to fiscal 2009 and fiscal 2008 primarily relates to $7.5 million of gains on trading securities during fiscal 2010 compared to $7.3 million of losses on trading securities during fiscal 2009. These gains and losses were a result of market fluctuations in our trading securities and the put options as described in Note 4 to our consolidated financial statements.

Provision for Income Taxes

Provisions for income taxes reflect tax on our foreign earnings and federal and state tax on our U.S. earnings.  Our effective tax rate was 8.8% in fiscal 2010, our effective tax benefit was 5.8% in fiscal 2009 and our effective tax rate was 15.1% in fiscal 2008.  Our effective tax rate is lower than statutory rates in the U.S. due primarily to lower tax rates at our foreign locations, R&D tax credits and export sales incentives.  Our effective tax rate in fiscal 2010 reflects a $8.5 million U.S. tax benefit related to our settlement with the IRS for our fiscal 2002 through fiscal 2004 tax audits.  This benefit reduced our effective tax rate by 3.6 percentage points to an effective tax rate of 8.8%.  Our effective tax rate in fiscal 2009 reflects a $16.9 million U.S. tax benefit related to our settlement with the IRS for our fiscal 2005 tax audit and a $33.0 million tax reserve release associated with a favorable clarification of tax regulations which had an ongoing benefit on our effective tax rate.  Combined, these tax benefits reduced our effective tax rate by 21.5 percentage points to an effective tax benefit of 5.8%.  Our effective tax rate in fiscal 2008 reflects a $10.3 million U.S. tax benefit associated with the sale of Fab 3, a $5.7 million tax benefit related to the release of tax reserves associated with a foreign tax matter, a $4.5 million tax benefit related to the release of tax reserves for certain international tax exposures and approximately $0.8 million related to accrued interest and other reserve matters.  Combined, these tax benefits decreased our effective tax rate in fiscal 2008 by approximately 4.4% to an effective tax rate of 15.1%.

Various taxing authorities in the U.S. and other countries in which we do business are increasing their scrutiny of the tax structures employed by businesses.  Companies of our size and complexity are regularly audited by the taxing authorities in the jurisdictions in which they conduct significant operations.  We are currently under audit by the IRS for our fiscal years ended 2006, 2007 and 2008.  We are currently open for examination by the tax authorities for our fiscal years ended 2009 and 2010.  We recognize liabilities for anticipated tax audit issues in the U.S. and other tax jurisdictions based on our estimate of whether, and the extent to which, additional tax payments are probable.  We believe that we maintain adequate tax reserves to offset any potential tax liabilities that may arise upon these and other pending audits in the U.S. and other countries in which we do business.  If such amounts ultimately prove to be unnecessary, the resulting reversal of such reserves would result in tax benefits being recorded in the period the reserves are no longer deemed necessary.  If such amounts ultimately prove to be less than any final assessment, a future charge to expense would be recorded in the period in which the assessment is determined.

Our Thailand manufacturing operations currently benefit from numerous tax holidays that have been granted to us by the Thailand government based on our investments in property, plant and equipment in Thailand.  Our tax holiday periods in Thailand expire at various times in the future and any expiration of our tax holidays in Thailand are expected to have a minimal impact on our overall tax expense due to other tax holidays and increases in income in other taxing jurisdictions with lower statutory rates.

Liquidity and Capital Resources

We had $1,531.5 million in cash, cash equivalents and short-term and long-term investments at March 31, 2010, an increase of $90.8 million from the March 31, 2009 balance. The increase in cash, cash equivalents and short-term and long-term investments over this time period is primarily attributable to cash generated by operating activities being offset by dividends during the fiscal year ended March 31, 2010.

Net cash provided from operating activities was $452.0 million for fiscal 2010, $308.7 million for fiscal 2009 and $447.3 million for fiscal 2008. The increase in cash flow from operations in fiscal 2010 compared to fiscal 2009 was primarily due to net sales of trading securities in fiscal 2010 of $87.0 million, compared to net purchases of trading securities of $73.5 million in fiscal 2009.  The lower net income in fiscal 2010, was also offset by changes in working capital.  The decrease in cash flow from operations in fiscal 2009 compared to fiscal 2008 was primarily due to lower net income in fiscal 2009, an increase in the purchases of trading securities and changes in accrued liabilities and other assets and liabilities.

Net cash used in investing activities was $195.3 million for fiscal 2010, and $19.8 million for fiscal 2009.  Net cash provided by investing activities was $55.7 million in fiscal 2008.  The increase in net cash used in investing activities in fiscal 2010 compared to fiscal 2009 was primarily due to changes in our net purchases, sales and maturities of short-term and long-term investments offset by lower capital expenditures in fiscal 2010.  Also included in net cash used in investing activities in fiscal 2010 was a $58.4 million investment in the common stock of Silicon Storage Technology, Inc. at $3.05 per share.  The decrease in cash provided by investing activities in fiscal 2009 over fiscal 2008 was primarily due to an increase in capital expenditures and investments in other assets, as well as $27.5 million received from the sale of Fab 3 in fiscal 2008.

Net cash used in financing activities was $195.3 million for fiscal 2010, $330.2 million for fiscal 2009 and $182.7 million for fiscal 2008.  Proceeds from the exercise of stock options and employee purchases under our employee stock purchase plans were $36.5 million for fiscal 2010, $33.6 million for fiscal 2009 and $59.1 million for fiscal 2008.  We paid cash dividends to our shareholders of $249.6 million in fiscal 2010, $246.7 million in fiscal 2009, and $252.0 million in fiscal 2008.  Excess tax benefits from share-based payment arrangements were $2.1 million in fiscal 2010, $6.8 million in fiscal 2009, and $21.2 million in fiscal 2008.  During the year ended March 31, 2008, we received net proceeds of $1,127.0 million from the issuance of our 2.125% junior subordinated convertible debentures.  Cash expended for the repurchase of our common stock was $123.9 million in fiscal 2009 and $1,138.0 million in fiscal 2008.  No amounts were expended in fiscal 2010 for the repurchase of our common stock.

Our level of capital expenditures varies from time to time as a result of actual and anticipated business conditions.  Capital expenditures were $47.6 million in fiscal 2010, $102.4 million in fiscal 2009 and $69.8 million in fiscal 2008.  Capital expenditures are primarily for the expansion of production capacity and the addition of research and development equipment.  We currently intend to spend approximately $90 million during the next twelve months to invest in equipment and facilities to maintain, and increase capacity, as required, to meet our currently anticipated needs.

We expect to finance our capital expenditures through our existing cash balances and cash flows from operations.  We believe that the capital expenditures anticipated to be incurred over the next twelve months will provide sufficient manufacturing capacity to meet our currently anticipated needs.

We enter into derivative transactions from time to time in an attempt to reduce our exposure to currency rate fluctuations.  Although none of the countries in which we conduct significant foreign operations have had a highly inflationary economy in the last five years, there is no assurance that inflation rates or fluctuations in foreign currency rates in countries where we conduct operations will not adversely affect our operating results in the future.  At March 31, 2010, we had no foreign currency-forward contracts outstanding.

On December 11, 2007, we announced that our Board of Directors had authorized the repurchase of up to an additional 10,000,000 shares of our common stock in the open market or in privately negotiated transactions.  As of March 31, 2010, 2,460,002 shares related to this authorization remained available for purchase.

Our Board of Directors authorized the repurchase of 21,500,000 shares of our common stock concurrent with our junior subordinated convertible debentures transaction described in Note 11 to our consolidated financial statements and no further shares are available to be repurchased under this authorization.

As of March 31, 2010, approximately 33.5 million shares of our common stock remained as treasury shares with the balance of the repurchased shares being used to fund share issuance requirements under our equity incentive plans. The timing and amount of future repurchases will depend upon market conditions, interest rates, and corporate considerations.

On October 28, 2002, we announced that our Board of Directors had approved and instituted a quarterly cash dividend on our common stock.  During fiscal 2008, we paid dividends in the amount of $1.205 per share for a total dividend payment of $252.0 million.  During fiscal 2009, we paid dividends in the amount of $1.346 per share for a total dividend payment of $246.7 million.  During fiscal 2010, we paid dividends in the amount of $1.359 per share for a total dividend payment of $249.6 million.  On May 5, 2010, we declared a quarterly cash dividend of $0.342 per share, which will be paid on June 2, 2010, to stockholders of record on May 20, 2010 and the total amount of such dividend is expected to be approximately $63.5 million.  Our Board of Directors is free to change our dividend practices at any time and to increase or decrease the dividend paid, or not to pay a dividend, on our common stock on the basis of our results of operations, financial condition, cash requirements and future prospects, and other factors deemed relevant by our Board of Directors.  Our current intent is to provide for ongoing quarterly cash dividends depending upon market conditions and our results of operations.

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

Contractual Obligations

The following table summarizes our significant contractual obligations at March 31, 2010, and the effect such obligations are expected to have on our liquidity and cash flows in future periods.  This table excludes amounts already recorded on our balance sheet as current liabilities at March 31, 2010 (dollars in thousands):

	Payments Due by Period
	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Operating lease obligations	$11,858	$4,549	$5,164	$2,145	$	---
Capital purchase obligations (1)	31,090	31,090	---	---		---
Other purchase obligations and commitments (2)	3,139	1,950	1,189	---		---
2.125% junior convertible debentures – principal and interest (3)	1,827,122	24,438	48,875	48,875		1,704,934

Total contractual obligations (4)	$1,873,209	$62,027	$55,228	$51,020		$1,704,934

(1)
Capital purchase obligations represent commitments for construction or purchases of property, plant and equipment.  These obligations were not recorded as liabilities on our balance sheet as of March 31, 2010, as we have not yet received the related goods or taken title to the property.

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

Purchase orders or contracts for the purchase of raw materials and other goods and services are not included in the table above.  We are not able to determine the aggregate amount of such purchase orders that represent contractual obligations, as purchase orders may represent authorizations to purchase rather than binding agreements.  For the purpose of this table, contractual obligations for purchase of goods or services are defined as agreements that are enforceable and legally binding on us and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction.  Our purchase orders are based on our current manufacturing needs and are fulfilled by our vendors with short time horizons.  We do not have significant agreements for the purchase of raw materials or other goods specifying minimum quantities or set prices that exceed our expected requirements for three months.  We also enter into contracts for outsourced services; however, the obligations under these contracts were not significant and the contracts generally contain clauses allowing for cancellation without significant penalty.

The expected timing of payment of the obligations discussed above is estimated based on current information.  Timing of payments and actual amounts paid may be different depending on the time of receipt of goods or services or changes to agreed-upon amounts for some obligations.

Off-Balance Sheet Arrangements

As of March 31, 2010, we are not involved in any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Recently Issued Accounting Pronouncements

In July 2009, the Financial Accounting Standards Board (FASB) released the final version of its new “Accounting Standards Codification” (Codification) as the single authoritative source for GAAP. While not intended to change GAAP, the Codification significantly changed the way in which the accounting literature is organized, combining all authoritative standards into a comprehensive, topically organized database. All existing accounting standard documents were superseded and all other accounting literature not included in the Codification is considered nonauthoritative, other than guidance issued by the SEC. The Codification was effective for interim and annual periods ending on or after September 15, 2009. We adopted the Codification in our interim financial statements for the second quarter of fiscal 2010, which had no impact on our financial position, results of operations or cash flows.

In April 2009, the FASB issued guidance for estimating fair value when the volume or level of activity in a market for an asset or liability has decreased significantly. This guidance also provides information on identifying circumstances that indicate a transaction is not orderly (i.e., a forced liquidation or distressed sale). This guidance was effective for us beginning in fiscal 2010 and did not have a material impact on our financial position, results of operations or cash flows.

In April 2009, the FASB issued guidance that applies to investments in debt securities for which other-than-temporary impairments may be recorded. If an entity’s management asserts that it does not have the intent to sell a debt security and it is more likely than not that it will not be required to sell the security before recovery of its cost basis, then an entity may separate other-than-temporary impairments into two components: (i) the amount related to credit losses (recorded in earnings) and (ii) all other amounts (recorded in other comprehensive income). This guidance was effective for us beginning in fiscal 2010 and did not have a material impact on our financial position, results of operations or cash flows.

In April 2009, the FASB issued guidance that requires disclosures about fair value of financial instruments in interim financial statements. This guidance was effective for us beginning in fiscal 2010, and because it applies only to financial statement disclosures, it had no impact on our financial position, results of operations or cash flows.

In June 2008, the FASB issued guidance clarifying that unvested share-based payment awards with a right to receive nonforfeitable dividends are participating securities and providing information on how to allocate earnings to participating securities to allow computation of basic and diluted earnings per share using the two-class method. This guidance was effective for us beginning in fiscal 2010 and requires retrospective application for periods prior to the effective date. The adoption of this guidance did not have a material impact on our computation of earnings per share.

In April 2008, the FASB issued guidance that amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. This guidance was effective for us beginning in fiscal 2010 and did not have a material impact on our financial position, results of operations or cash flows.

In December 2007, the FASB issued a revision to previously issued accounting literature which changes the accounting for business combinations including: (i) the measurement of acquirer shares issued in consideration for a business combination, (ii) the recognition of contingent consideration, (iii) the accounting for preacquisition gain and loss contingencies, (iv) the recognition of capitalized IPR&D, (v) the accounting for acquisition-related restructuring costs, (vi) the treatment of acquisition-related transaction costs, and (vii) the recognition of changes in the acquirer’s income tax valuation allowance. We began applying this guidance prospectively to all business combinations beginning in fiscal 2010.  The impact of adoption on our financial position, results of operations or cash flows is dependent upon the nature and terms of business combinations that we consummate.

New Accounting Pronouncements Not Yet Adopted

In October 2009, the FASB issued new revenue recognition guidance for arrangements that include both software and non-software related deliverables. This guidance requires entities to allocate the overall consideration to each deliverable by using a best estimate of the selling price of individual deliverables in the arrangement in the absence of VSOE or other third party evidence of the selling price. Additionally, the guidance modifies the manner in which the transaction consideration is allocated across the separately identified deliverables by no longer permitting the residual method of allocating arrangement consideration. The new guidance is effective for us in the first quarter of fiscal 2012 interim financial statements, with earlier adoption permitted. We are currently evaluating the impact of adopting this new guidance on our consolidated financial statements.

In June 2009, the FASB issued new guidance on accounting for transfers of financial assets, which amended previous GAAP literature. The amendment includes: (i) elimination of the qualifying special-purpose entity concept, (ii) a new unit of account definition that must be met for transfers of portions of financial assets to be eligible for sale accounting, (iii) clarifications and changes to the derecognition criteria for a transfer to be accounted for as a sale, (iv) a change to the amount of recognized gain or loss on a transfer of financial assets accounted for as a sale when beneficial interests are received by the transferor, and (v) extensive new disclosures. This guidance is effective for us beginning in fiscal 2011 and is not expected to have a material effect on our financial position, results of operations or cash flows.

Item 7A.                 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2010 and March 31, 2009, our investment portfolio, consisting of fixed income securities and money market funds that we hold on an available-for-sale basis, totaled $1,506.6 million and $1,318.83 million respectively, and our trading securities totaled $24.9 million and $122.5 million, respectively.  Our available-for-sale securities, like all fixed income instruments, are subject to interest rate risk and will decline in value if market interest rates increase.  We have the ability to hold our fixed income investments until maturity and, therefore, we would not expect to recognize any material adverse impact in income or cash flows if market interest rates increase.  The following table provides information about our available-for-sale securities that are sensitive to changes in interest rates.  We have aggregated our available-for-sale securities for presentation purposes since they are all very similar in nature (dollars in thousands):

	Financial instruments maturing during the fiscal year ended March 31,
	2011	2012	2013	2014		2015		Thereafter
Available-for-sale securities	$309,744	$220,084	$470,529	$	---	$	---	$14,151
Weighted-average yield rate	2.13%	1.66%	1.89%		---		---	2.26%

At March 31, 2010, $49.8 million of original purchase value of our investment portfolio was invested in ARS. Historically, the carrying value of auction rate securities (ARS) approximated fair value due to the frequent resetting of the interest rates.  If an auction fails for amounts we have invested, our investment will not be liquid.  With the continuing liquidity issues experienced in the global credit and capital markets, our ARS have experienced multiple failed auctions.  In September 2007 and February 2008, auctions for $24.9 million and $34.8 million, respectively, of the original purchase value of our investments in ARS had failed.  While we continue to earn interest on these investments based on a pre-determined formula with spreads tied to particular interest rate indices, the estimated market value for a portion of these ARS no longer approximates the original purchase value.

The $24.9 million in failed auctions noted above have continued to fail through the filing date of this Annual Report on Form 10-K.  The fair value at March 31, 2010 of the failed ARS of $14.2 million has been estimated based on market information and estimates determined by management and could change significantly based on future market conditions.  We evaluated the impairments in the value of these ARS, determining our intent to sell these securities prior to the recovery of its amortized cost basis resulted in the securities being other-than-temporarily impaired and recognized an impairment charge on these investments of $3.6 million during fiscal 2009 and $4.7 million in fiscal 2010.  If the issuers are unable to successfully close future auctions or if their credit ratings deteriorate further, we may be required to further adjust the carrying value of the investments through an additional impairment charge to earnings.

The $34.8 million of ARS that failed during February 2008 are investments in student loan-backed ARS (SLARS).  Approximately $2.9 million and $7.0 million of these SLARS were redeemed at par by the issuers during the fiscal years 2009 and 2010, respectively, reducing our overall position in these SLARS to $24.9 million which represents the initial cost basis for these investments.  Based upon our evaluation of available information, we believe these investments are of high credit quality, as all of the investments carry AAA credit ratings by one or more of the major credit rating agencies and are largely backed by the federal government (Federal Family Education Loan Program).

The fair value of the failed SLARS has been estimated based on market information and estimates determined by management and could change significantly based on future market conditions.  However, if the issuers are not able to successfully close future auctions or over time are not able to obtain more favorable financing options for their debt issuance needs, including refinancing these obligations into lower rate securities, the market value of these investments could be negatively impacted.

In November 2008, we executed an SLARS rights agreement (the Rights) with the broker through which we purchased the $24.9 million in ARS that provides (1) us with the right to put these SLARS back to the broker at par anytime during the period from June 30, 2010 through July 2, 2012, and (2) the broker with the right to purchase or sell the ARS at par on our behalf anytime through July 2, 2012.  We accounted for the acceptance of the Rights as the receipt of a put option for no consideration and recognized a gain with a corresponding recognition as a long-term investment.  We expect any future change in the fair value of the SLARS to be largely offset by changes in the fair value of the related Rights without any significant net impact to our income statement.  We will continue to measure the SLARS and the Rights at fair value (utilizing Level 3 inputs) until the earlier of maturity or exercise.  We intend and have the ability to hold the $24.9 million of ARS until the market recovers or until June 30, 2010 when we have the right to sell the SLARS at par to the broker as we do not anticipate having to sell these securities to fund the operations of our business. We believe that, based on our current unrestricted cash, cash equivalents and short-term investment balances, the current lack of liquidity in the credit and capital markets will not have a material impact on our liquidity, cash flow or ability to fund our operations.

Our investment in marketable equity securities at March 31, 2010 consisted of shares of common stock of Silicon Storage Technology, Inc., the value of which is determined by the closing price of such shares on the market on which the shares are traded as of the balance sheet date.  The market value of this investment was approximately $58.4 million at March 31, 2010 and was equal to our purchase price of $3.05 per share.  On April 8, 2010, we acquired Silicon Storage Technology, Inc. in a merger transaction for $3.05 per share for a total of $295.4 million in consideration in addition to the shares we purchased for $58.4 million.  The $58.4 million of market value of these securities will be included in the determination of our total purchase price of $353.8 million.

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

Management assessed our internal control over financial reporting as of March 31, 2010, the end of our fiscal year.  Management based its assessment on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.  This assessment is supported by testing and monitoring performed by our finance organization.

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

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2010, there was no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Microchip Technology Incorporated and subsidiaries

We have audited Microchip Technology Incorporated’s internal control over financial reporting as of March 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Microchip Technology Incorporated’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Microchip Technology Incorporated maintained, in all material respects, effective internal control over financial reporting as of March 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (U.S.), the March 31, 2010 consolidated financial statements of Microchip Technology Incorporated and our report dated June 1, 2010 expressed an unqualified opinion thereon.

/s/   Ernst & Young LLP

Phoenix, Arizona
June 1, 2010

Item 9B.	OTHER INFORMATION

In fiscal 2010, each of Steve Sanghi, our Chairman, Chief Executive Officer and President, Mitch Little, our Vice President, Worldwide Sales and Applications, Steve Drehobl, our Vice President, Security, Microcontroller and Technology Division, and Rich Simoncic, our Vice President, Analog and Interface Products Division, entered into trading plans as contemplated by Rule 10b-5-1 under the Securities Exchange Act of 1934 and periodic sales of our common stock are expected to occur under such plans.

The foregoing disclosure is being made on a voluntary basis and not pursuant to any specific requirement under Form 10-K, Form 8-K or otherwise.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information on the members of our Board of Directors is incorporated herein by reference to our proxy statement for our 2010 annual meeting of stockholders under the captions “The Board of Directors,” and “Proposal One – Election of Directors.”

Information on the composition of our audit committee and the members of our audit committee, including information on our audit committee financial experts, is incorporated by reference to our proxy statement for our 2010 annual meeting of stockholders under the caption “The Board of Directors – Committees of the Board of Directors – Audit Committee.”

Information on our executive officers is provided in Item 1, Part I of this Form 10-K under the caption “Executive Officers of the Registrant” at page 9, above.

Information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is incorporated herein by reference to our proxy statement for our 2010 annual meeting of stockholders under the caption “Section 16(a) Beneficial Ownership Reporting Compliance.”

Information with respect to our code of ethics that applies to our directors, executive officers (including our principal executive officer and our principal financial and accounting officer) and employees is incorporated by reference to our proxy statement for our 2010 annual meeting of stockholders under the caption “Code of Ethics.”  A copy of the Code of Ethics is available on our website at the Investor Relations section under Mission Statement/Corporate Governance on www.microchip.com.

Information regarding material changes, if any, to procedures by which security holders may recommend nominees to our Board of Directors is incorporated by reference to our proxy statement for the 2010 annual meeting of stockholders under the caption “Requirements, Including Deadlines, for Receipt of Stockholder Proposals for the 2010 Annual Meeting of Stockholders; Discretionary Authority to Vote on Stockholder Proposals.”

Item 11.	EXECUTIVE COMPENSATION

Information with respect to executive compensation is incorporated herein by reference to the information under the caption “Executive Compensation” in our proxy statement for our 2010 annual meeting of stockholders.

Information with respect to director compensation is incorporated herein by reference to the information under the caption “The Board of Directors – Director Compensation” in our proxy statement for our 2010 annual meeting of stockholders.

Information with respect to compensation committee interlocks and insider participation in compensation decisions is incorporated herein by reference to the information under the caption “The Board of Directors – Compensation Committee Interlocks and Insider Participation” in our proxy statement for our 2010 annual meeting of stockholders.

Our Board compensation committee report on executive compensation is incorporated herein by reference to the information under the caption “Executive Compensation – Compensation Committee Report on Executive Compensation” in our proxy statement for our 2010 annual meeting of stockholders.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information with respect to securities authorized for issuance under our equity compensation plans is incorporated herein by reference to the information under the caption “Executive Compensation – Equity Compensation Plan Information” in our proxy statement for our 2010 annual meeting of stockholders.

Information with respect to security ownership of certain beneficial owners, members of our Board of Directors and management is incorporated herein by reference to the information under the caption “Security Ownership of Principal Stockholders, Directors and Executive Officers” in our proxy statement for our 2010 annual meeting of stockholders.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item pursuant to Item 404 of Regulation S-K is incorporated by reference to the information under the caption “Certain Transactions” contained in our proxy statement for our 2010 annual meeting of stockholders.

The information required by this Item pursuant to Item 407(a) of Regulation S-K regarding the independence of our directors is incorporated by reference to the information under the caption “Meetings of the Board of Directors” contained in our proxy statement for our 2010 annual meeting of stockholders.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item related to principal accountant fees and services as well as related pre-approval policies is incorporated by reference to the information under the caption “Independent Registered Public Accounting Firm” contained in our proxy statement for our 2010 annual meeting of stockholders.

[Remainder of page intentionally left blank.]

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)         The following documents are filed as part of this Form 10-K:

Page No.
(1)	Financial Statements:
	Report of Independent Registered Public Accounting Firm	F-1
	Consolidated Balance Sheets as of March 31, 2010 and 2009	F-2
	Consolidated Statements of Income for each of the three years in the period ended March 31, 2010	F-3
	Consolidated Statements of Cash Flows for each of the three years in the period ended March 31, 2010	F-4
	Consolidated Statements of Stockholders’ Equity for each of the three years in the period ended March 31, 2010	F-5
	Notes to Consolidated Financial Statements	F-6
(2)	Financial Statement Schedules
(3)	The Exhibits filed with this Form 10-K or incorporated herein by reference are set forth in the Exhibit Index beginning on page 47 hereof, which Exhibit Index is incorporated herein by this reference.

(b)         See Item 15(a)(3) above.

(c)         See “Index to Financial Statements” included under Item 8 to this Form 10-K.

 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MICROCHIP TECHNOLOGY INCORPORATED
(Registrant)

Date: June 1, 2010	By: /s/ Steve Sanghi
Steve Sanghi
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name and Signature	Title	Date

/s/ Steve Sanghi	Director, President and Chief Executive Officer	June 1, 2010
Steve Sanghi

/s/ Albert J. Hugo-Martinez	Director	June 1, 2010
Albert J. Hugo-Martinez

/s/ L.B. Day	Director	June 1, 2010
L.B. Day

/s/ Matthew W. Chapman	Director	June 1, 2010
Matthew W. Chapman

/s/ Wade F. Meyercord	Director	June 1, 2010
Wade F. Meyercord

/s/ J. Eric Bjornholt	Vice President and Chief Financial	June 1, 2010
J. Eric Bjornholt	Officer (Principal Financial
and Accounting Officer)

EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith

2.1	Purchase and Sale Agreement, dated as of July 18, 2002 between Registrant and Fujitsu Microelectronics, Inc.	8-K	000-21184	2.1	7/18/02
2.2	Agreement and Plan of Merger dated as of February 2, 2010 by and among Microchip Technology Incorporated, Sun Acquisition Corporation and Silicon Storage Technology, Inc.	10-Q	000-21184	2.1	2/9/10
2.3	Amendment No. 1 to Agreement and Plan of Merger by and among Microchip Technology Incorporated, Sun Acquisition Corporation and Silicon Storage Technology, Inc.	8-K	000-21184	2.1	2/23/09
2.4	Amendment No. 2 to Agreement and Plan of Merger by and among Microchip Technology Incorporated Sun Acquisition Corporation and Silicon Storage Technology, Inc.	8-K	000-21184	2.1	3/8/10
3.1	Restated Certificate of Incorporation of Registrant	10-Q	000-21184	3.1	11/12/02
3.2	Amended and Restated By-Laws of Registrant, as amended through January 29, 2007	10-Q	000-21184	3.1	2/6/07
4.3	Indenture, dated as of December 7, 2007, by and between Wells Fargo Bank, National Association, as Trustee, and Microchip Technology Incorporated	8-K	000-21184	4.1	12/7/07
4.4	Registration Rights Agreement, dated as of December 7, 2007, by and between J.P. Morgan Securities Inc. and Microchip Technology Incorporated	8-K	000-21184	4.2	12/7/07
10.1	Form of Indemnification Agreement between Registrant and its directors and certain of its officers	S-1	33-57960	10.1	2/5/93
10.2	*2004 Equity Incentive Plan as amended and restated by the Board on May 5, 2010	8-K	000-21184	10.1	8/19/09
10.3	*Form of Notice of Grant for 2004 Equity Incentive Plan (including Exhibit A Stock Option Agreement)	S-8	333-119939	4.5	10/25/04
10.4	Form of Notice of Grant (Foreign) for 2004 Equity Incentive Plan (including Exhibit A Stock Option Agreement (Foreign)	10-K	000-21184	10.4	5/23/05
10.5	*Restricted Stock Units Agreement (Domestic) for 2004 Equity Incentive Plan	10-Q	000-21184	10.3	11/7/07
10.6	Restricted Stock Units Agreement (Foreign) for 2004 Equity Incentive Plan	10-Q	000-21184	10.4	11/7/08
10.7	*Form of Notice of Grant of Restricted Stock Units for 2004 Equity Incentive Plan (including Exhibit A Restricted Stock Units Agreement)	10-K	000-21184	10.6	5/31/06
10.8	*1993 Stock Option Plan, as Amended through August 16, 2002	10-Q	000-21184	10.1	11/12/02

EXHIBITS (cont’d.)

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith
10.9	*Form of Notice of Grant For 1993 Stock Option Plan, with Exhibit A thereto, Form of Stock Option Agreement; and Exhibit B thereto, Form of Stock Purchase Agreement	S-8	333-872	10.6	1/23/96
10.10	*Microchip Technology Incorporated 2001 Employee Stock Purchase Plan as amended through August 15, 2003 (including Enrollment Form, Stock Purchase Agreement, and Change Form)	S-8	333-140773	4.4	2/16/07
10.11	*1997 Nonstatutory Stock Option Plan, as Amended Through March 3, 2003	10-K	000-21184	10.13	6/5/03
10.12	*Form of Notice of Grant For 1997 Nonstatutory Stock Option Plan, with Exhibit A thereto, Form of Stock Option Agreement	10-K	000-21184	10.17	5/27/98
10.13	Microchip Technology Incorporated International Employee Stock Purchase Plan, as amended through May 1, 2006	S-8	333-140773	4.1	2/16/07
10.14	Microchip Technology Incorporated International Stock Purchase Agreement (including attached Form of Enrollment Form)	S-8	333-140773	4.2	2/16/07
10.15	Form of Change Form for Microchip Technology Incorporated International Employee Stock Purchase Plan	S-8	333-140773	4.3	2/16/07
10.16	*Executive Management Incentive Compensation Plan	10-Q	000-21184	10.4	2/6/07
10.17	*Discretionary Executive Management Incentive Compensation Plan	10-Q	000-21184	10.5	2/6/07
10.18	*Management Incentive Compensation Plan amended by Board of Directors August 14, 2008	10-Q	000-21184	10.1	11/7/08
10.19	TelCom Semiconductor, Inc. 1994 Stock Option Plan and forms of agreements thereunder	S-8	333-53876	4.1	1/18/01
10.20	TelCom Semiconductor, Inc. 2000 Nonstatutory Stock Option Plan and forms of agreements used thereunder	S-8	333-53876	4.4	1/18/01
10.21	PowerSmart, Inc. 1998 Stock Incentive Plan, Including Forms of Incentive Stock Option Agreement and Nonqualified Stock Option Agreement	S-8	333-96791	4.1	7/19/02
10.22	*February 3, 2003 Amendment to the Adoption Agreement to the Microchip Technology Incorporated Supplemental Retirement Plan	10-K	000-21184	10.28	6/5/03
10.23	*Amendment dated August 29, 2001 to the Microchip Technology Incorporated Supplemental Retirement Plan	S-8	333-101696	4.1.2	12/6/02

EXHIBITS (cont’d.)

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith
10.24	*Amendment Dated December 9, 1999 to the Adoption Agreement to the Microchip Technology Incorporated Supplemental Retirement Plan	S-8	333-101696	4.1.4	12/6/02
10.25	*Adoption Agreement to the Microchip Technology Incorporated Supplemental Retirement Plan dated January 1, 1997	S-8	333-101696	4.1.3	12/6/02
10.26	*Microchip Technology Incorporated Supplemental Retirement Plan	S-8	333-101696	4.1.1	12/6/02
10.27	*Amendments to Supplemental Retirement Plan	10-Q	000-21184	10.1	2/9/06
10.28	*Change of Control Severance Agreement	8-K	000-21184	10.1	12/18/08
10.29	*Change of Control Severance Agreement	8-K	000-21184	10.2	12/18/08
10.30	Development Agreement dated as of August 29, 1997 by and between Registrant and the City of Chandler, Arizona	10-Q	000-21184	10.1	2/13/98
10.31	Addendum to Development Agreement by and between Registrant and the City of Tempe, Arizona, dated May 11, 2000	10-K	000-21184	10.14	5/15/01
10.32	Development Agreement dated as of July 17, 1997 by and between Registrant and the City of Tempe, Arizona	10-Q	000-21184	10.2	2/13/98
10.33	Amended Strategic Investment Program Contract dated as of June 8, 2009 between, Multnomah County, Oregon, City of Gresham, Oregon and Microchip Technology Incorporated	8-K	000-21184	10.1	6/11/09
21.1	Subsidiaries of Registrant					X
23.1	Consent of Independent Registered Public Accounting Firm					X
24.1	Power of Attorney re: Microchip Technology Incorporated, the Registrant	10-K	000-21184	24.1	5/29/09
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (the Exchange Act)					X
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (the Exchange Act)					X
32	Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

	*Compensation plans or arrangements in which directors or executive officers are eligible to participate

Annual Report on Form 10-K

Item 8, Item 15(a)(1) and (2), (b) and (c)

_________________________________

INDEX TO FINANCIAL STATEMENTS

CONSOLIDATED FINANCIAL STATEMENTS

EXHIBITS

_________________________________

YEAR ENDED MARCH 31, 2010

MICROCHIP TECHNOLOGY INCORPORATED
AND SUBSIDIARIES

CHANDLER, ARIZONA

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES

i

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Microchip Technology Incorporated and subsidiaries

We have audited the accompanying consolidated balance sheets of Microchip Technology Incorporated and subsidiaries as of March 31, 2010 and 2009, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended March 31, 2010. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Microchip Technology Incorporated and subsidiaries at March 31, 2010 and 2009, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 31, 2010, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 and Note 10 to the consolidated financial statements, effective April 1, 2007, the Company changed its method of accounting for uncertain tax positions.  Additionally, as discussed in Note 1 to the consolidated financial statements, the Company retrospectively changed its method of accounting for its convertible debentures.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (U.S.), the effectiveness of Microchip Technology Incorporated’s internal control over financial reporting as of March 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 1, 2010 expressed an unqualified opinion thereon.

/s/   Ernst & Young LLP

Phoenix, Arizona
June 1, 2010

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

ASSETS
	March 31,
	2010	As adjusted 2009
		(See Note 1)
Cash and cash equivalents	$492,130	$446,329
Short-term investments	722,193	943,616
Accounts receivable, net	137,806	88,525
Inventories	116,579	131,510
Prepaid expenses	13,068	11,447
Deferred tax assets	77,810	69,626
Other current assets	51,383	51,736
Total current assets	1,610,969	1,742,789

Property, plant and equipment, net	493,039	531,687
Long-term investments	317,215	50,826
Goodwill	40,338	36,165
Intangible assets, net	35,527	25,718
Other assets	19,225	18,526

Total assets	$2,516,313	$2,405,711

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable	$44,238	$29,228
Accrued liabilities	60,211	42,486
Deferred income on shipments to distributors	98,941	83,931
Total current liabilities	203,390	155,645

Junior convertible debentures	340,672	334,184
Long-term income tax payable	57,140	70,051
Deferred tax liability	376,713	351,686
Other long-term liabilities	5,018	3,834

Stockholders’ equity:

Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued or outstanding.	---	---
Common stock, $0.001 par value; 450,000,000 shares authorized; 218,789,994 shares issued and 185,329,144 shares outstanding at March 31, 2010; 218,789,994 shares issued and 182,769,124 shares outstanding at March 31, 2009.	185	183
Additional paid-in capital	1,276,822	1,281,936
Retained earnings	1,266,699	1,299,250
Accumulated other comprehensive income	3,032	4,312
Common stock held in treasury: 33,460,850 shares at March 31, 2010;and 36,020,870 shares at March 31, 2009.	(1,013,358)	(1,095,370)
Total stockholders’ equity	1,533,380	1,490,311

Total liabilities and stockholders’ equity	$2,516,313	$2,405,711

See accompanying notes to consolidated financial statements

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

	Year ended March 31,
	2010	As adjusted 2009	As adjusted 2008
		(See Note 1)	(See Note 1)
Net sales	$947,729	$903,297	$1,035,737
Cost of sales (1)	413,487	386,793	410,799
Gross profit	534,242	516,504	624,938

Operating expenses:
Research and development (1)	120,823	115,524	120,864
Selling, general and administrative (1)	167,222	161,218	175,646
Special charges	1,238	6,434	26,763
	289,283	283,176	323,273

Operating income	244,959	233,328	301,665

Other income (expense):
Interest income	15,325	32,545	54,851
Interest expense	(31,150)	(29,440)	(9,495)
Other, net	8,679	(4,354)	2,435
Income before income taxes	237,813	232,079	349,456
Income tax provision (benefit)	20,808	(13,508)	52,663
Net income	$217,005	$245,587	$296,793

Basic net income per common share	$1.18	$1.34	$1.43
Diluted net income per common share	$1.16	$1.31	$1.40
Dividends declared per common share	$1.359	$1.346	$1.205
Basic common shares outstanding	183,642	183,158	207,220
Diluted common shares outstanding	187,339	186,788	212,048

(1) Includes share-based compensation expense as follows:
Cost of sales	$7,054	$5,845	$6,191
Research and development	12,194	10,866	10,695
Selling, general and administrative	17,530	15,770	15,960

See accompanying notes to consolidated financial statements

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended March 31,
	2010	As adjusted 2009	As adjusted 2008
Cash flows from operating activities:		(See Note 1)	(See Note 1)
Net income	$217,005	$245,587	$296,793
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	90,057	96,046	100,076
Deferred income taxes	18,621	20,527	8,987
Share-based compensation expense related to equity incentive plans	36,778	32,481	32,846
Tax benefit from equity incentive plans	3,709	7,584	21,914
Excess tax benefit from share-based compensation	(2,094)	(6,798)	(21,184)
Convertible debt derivatives – revaluation and amortization	230	(944)	128
Amortization of junior convertible debenture issuance costs	215	215	68
Gain on sale of assets	(100)	(100)	(937)
Special charges	1,238	860	26,763
Sales/(purchases) of trading securities	86,970	(73,510)	(12,133)
(Gain) loss on trading securities	(7,425)	6,332	---
Unrealized impairment loss on available-for-sale investments	4,750	3,560	2,439
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(49,078)	50,832	(13,760)
Decrease (increase) in inventories	15,239	(4,110)	(2,902)
Increase (decrease) in deferred income on shipments to distributors	15,010	(11,510)	4,078
Increase (decrease) in accounts payable and accrued liabilities	29,583	(25,097)	12,080
Change in other assets and liabilities	(8,661)	(33,302)	(7,949)
Net cash provided by operating activities	452,047	308,653	447,307

Cash flows from investing activities:
Purchases of available-for-sale investments	(1,576,044)	(2,479,175)	(1,857,964)
Sales and maturities of available-for-sale investments	1,502,127	2,583,152	1,959,210
Investment in Silicon Storage Technology, Inc.	(58,402)	---	---
Investment in other assets	(15,439)	(21,600)	(5,012)
Proceeds from sale of Fab 3	---	---	27,523
Proceeds from sale of assets	100	166	1,725
Capital expenditures	(47,604)	(102,370)	(69,827)
Net cash (used in) provided by investing activities	(195,262)	(19,827)	55,655

Cash flows from financing activities:
Payment of cash dividend	(249,556)	(246,657)	(251,959)
Repurchase of common stock	---	(123,929)	(1,138,040)
Proceeds from issuance of junior convertible debentures, net of issuance costs	---	---	1,127,000
Proceeds from sale of common stock	36,478	33,555	59,112
Excess tax benefit from share-based compensation	2,094	6,798	21,184
Net cash used in financing activities	(210,984)	(330,233)	(182,703)
Net increase (decrease) in cash and cash equivalents	45,801	(41,407)	320,259
Cash and cash equivalents at beginning of year	446,329	487,736	167,477
Cash and cash equivalents at end of year	$492,130	$446,329	$487,736

See accompanying notes to consolidated financial statements

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)

	Common Stock and Additional Paid-in Capital		Common Stock Held in Treasury			Accumulated Other Comprehensive Income (Loss)
							Retained Earnings	Net Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at March 31, 2007	217,440	$756,051	---	$	---	$(7,169)	$1,255,486	$2,004,368

Components of other comprehensive income:
Net income	---	---	---		---	---	296,793	296,793
Net unrealized gains on available-for-sale investments, net of $2,293 of tax	---	---	---		---	9,677	---	9,677
Total comprehensive income								306,470
Issuances from equity incentive plans	2,983	47,406	---		---	---	---	47,406
Employee stock purchase plan	419	11,706	---		---	---	---	11,706
Purchase of treasury stock	---	---	36,503		(1,138,040)	---	---	(1,138,040
Treasury stock used for new issuances	(2,052)	(76,377)	(2,052)		76,377	---	---	---
Tax benefit from equity incentive plans	---	21,914	---		---	---	---	21,914
Share-based compensation	---	33,403	---		---	---	---	33,403
Equity component related to the issuance of the Convertible Debentures (See Note 1)	---	503,732	---		---	---	---	503,732
Cash dividend	---	---	---		---	---	(251,959)	(251,959
Balance at March 31, 2008 (As adjusted, see Note 1)	218,790	1,297,835	34,451		(1,061,663)	2,508	1,300,320	1,539,000

Components of other comprehensive income:
Net income	---	---	---		---	---	245,587	245,587
Net unrealized gains on available-for-sale investments, net of $1,669 of tax	---	---	---		---	1,804	---	1,804
Total comprehensive income								247,391
Issuances from equity incentive plans	1,917	22,767	---		---	---	---	22,767
Employee stock purchase plan	545	10,788	---		---	---	---	10,788
Purchase of treasury stock	---	---	4,032		(123,929)	---	---	(123,929
Treasury stock used for new issuances	(2,462)	(90,222)	(2,462)		90,222	---	---	---
Tax benefit from equity incentive plans	---	7,584	---		---	---	---	7,584
Share-based compensation	---	33,367	---		---	---	---	33,367
Cash dividend	---	---	---		---	---	(246,657)	(246,657
Balance at March 31, 2009 (As adjusted, see Note 1)	218,790	1,282,119	36,021		(1,095,370)	4,312	1,299,250	1,490,311

Components of other comprehensive income:
Net income	---	---	---		---	---	217,005	217,005
Net unrealized losses on available-for-sale investments, net of $1,778 of tax	---	---	---		---	(1,280)	---	(1,280
Total comprehensive income								215,725
Issuances from equity incentive plans	1,955	27,108	---		---	---	---	27,108
Employee stock purchase plan	605	9,370	---		---	---	---	9,370
Treasury stock used for new issuances	(2,560)	(82,012)	(2,560)		82,012	---	---	---
Tax benefit from equity incentive plans	---	3,709	---		---	---	---	3,709
Share-based compensation	---	36,713	---		---	---	---	36,713
Cash dividend	---	---	---		---	---	(249,556)	(249,556
Balance at March 31, 2010	218,790	$1,277,007	33,461		$(1,013,358)	$3,032	$1,266,699	$1,533,380

See accompanying notes to consolidated financial statements

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Microchip develops, manufactures and sells specialized semiconductor products used by its customers for a wide variety of embedded control applications.  Microchip's product portfolio comprises 8-bit, 16-bit and 32-bit PIC® microcontrollers and 16-bit dsPIC® digital signal controllers, which feature on-board Flash (reprogrammable) memory technology.  In addition, Microchip offers a broad spectrum of high-performance linear, mixed-signal, power management, thermal management, safety and security and interface devices.  Microchip also makes serial EEPROMs.

Principles of Consolidation

The consolidated financial statements include the accounts of Microchip Technology Incorporated and its wholly-owned subsidiaries (Microchip or the Company).  The Company does not have any subsidiaries in which it does not own 100% of the outstanding stock.  All of the Company's subsidiaries are included in the consolidated financial statements.  All significant intercompany accounts and transactions have been eliminated in consolidation.

Revenue Recognition

The Company recognizes revenue when the earnings process is complete, as evidenced by an agreement with the customer, transfer of title as well as fixed or determinable pricing and collectability is reasonably assured.  The Company recognizes revenue from product sales to original equipment manufacturers (OEMs) upon shipment and records reserves for estimated customer returns.  Distributors worldwide generally have broad price protection and product return rights, so the Company defers revenue recognition until the distributor sells the product to their customer.  Revenue is recognized when the distributor sells the product to their end customer, at which time the sales price becomes fixed or determinable.  Revenue is not recognized upon the Company’s shipment to the distributors since, due to discounts from list price as well as price protection rights, the sales price is not substantially fixed or determinable at that time.  At the time of shipment to these distributors, the Company records a trade receivable for the selling price as there is a legally enforceable right to payment, relieves inventory for the carrying value of goods shipped since legal title has passed to the distributor, and records the gross margin in deferred income on shipments to distributors on the consolidated balance sheets.

Deferred income on shipments to distributors effectively represents the gross margin on the sale to the distributor; however, the amount of gross margin recognized by the Company in future periods will be less than the deferred margin as a result of credits granted to distributors on specifically identified products and customers to allow the distributors to earn a competitive gross margin on the sale of the Company's products to their end customers and price protection concessions related to market pricing conditions.

The Company sells the majority of the items in its product catalog to its distributors worldwide at a uniform list price.  However, distributors resell the Company's products to end customers at a very broad range of individually negotiated price points.  The majority of the Company's distributors' resales require a reduction from the original list price paid.  Often, under these circumstances, the Company remits back to the distributor a portion of their original purchase price after the resale transaction is completed in the form of a credit against the distributors' outstanding accounts receivable balance.  The credits are on a per unit basis and are not given to the distributor until they provide information regarding the sale to their end customer.  The price reductions vary significantly based on the customer, product, quantity ordered, geographic location and other factors and discounts to a price less than the Company's cost have historically been rare.  The effect of granting these credits establishes the net selling price from the Company to its distributors for the product and results in the net revenue recognized by the Company when the product is sold by the distributors to their end customers. Thus, a portion of the "deferred income on shipments to distributors" balance represents the amount of distributors’ original purchase price that will be credited back to the distributor in the future.  The wide range and variability of negotiated price concessions granted to distributors does not allow the Company to accurately estimate the portion of the balance in the deferred income on shipments to distributors account that will be credited back to the distributors.  Therefore, the Company does not reduce deferred income on shipments to distributors or accounts receivable by anticipated future price concessions; rather, price concessions are recorded against deferred income on shipments to distributors when incurred, which is generally at the time the distributor sells the product.

At March 31, 2010, the Company had approximately $148.4 million of deferred revenue and $49.5 million in deferred cost of sales recognized as $98.9 million of deferred income on shipments to distributors.  At March 31, 2009, the Company had approximately $118.2 million of deferred revenue and $34.3 million of deferred cost of sales recognized as $83.9 million of deferred income on shipments to distributors.  The deferred income on shipments to distributors that will ultimately be recognized in the Company’s income statement will be lower than the amount reflected on the balance sheet due to price credits to be granted to the distributors when the product is sold to their customers.  These price credits historically have resulted in the deferred income approximating the overall gross margins that the Company recognizes in the distribution channel of its business.

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

Products returned by distributors and subsequently scrapped have historically been immaterial to the Company’s consolidated results of operations.  The Company routinely evaluates the risk of impairment of the deferred cost of sales component of the deferred income on shipments to distributors account.  Because of the historically immaterial amounts of inventory that have been scrapped, and historically rare instances where discounts given to a distributor result in a price less than the Company's cost, the Company believes the deferred costs have a low risk of material impairment.

Shipping charges billed to customers are included in net sales, and the related shipping costs are included in cost of sales.

Product Warranty

The Company generally sells its products with a limited warranty related to product quality and a limited indemnification of customers against intellectual property infringement claims related to the Company's products.  Due to comprehensive product testing, the short time between product shipment and the detection and correction of product failures, and a low historical rate of payments on indemnification claims, the accrual based on historical activity and the related expense were immaterial as of and for the fiscal years ended March 31, 2010, 2009 and 2008.

Advertising Costs

The Company expenses all advertising costs as incurred.  Advertising costs were immaterial for the fiscal years ended March 31, 2010, 2009 and 2008.

Research and Development

Research and development costs are expensed as incurred.  Assets purchased to support the Company's ongoing research and development activities are capitalized when related to products which have achieved technological feasibility or that have alternative future uses and are amortized over their estimated useful lives.  Research and development expenses include expenditures for labor, share-based payments, depreciation, masks, prototype wafers, and expenses for development of process technologies, new packages, and software to support new products and design environments.

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

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement 109 which was codified into ASC 740-10.  This guidance establishes a single model to address accounting for uncertain tax positions and clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements.  ASC 740-10 also provides guidance on de-recognition, measurement classification, interest and penalties, accounting in interim periods, disclosure and transition.  The Company adopted this guidance on April 1, 2007, and did not recognize any cumulative-effect adjustment associated with its unrecognized tax benefits, interest, and penalties.

Cash and Cash Equivalents

All highly liquid investments, including marketable securities purchased with a remaining maturity of three months or less when acquired are considered to be cash equivalents.

Investments

The Company classifies its investments as trading securities or available-for-sale securities based upon management's intent with regard to the investments and the nature of the underlying securities.

The Company's trading securities consist of Auction Rate Securities (ARS) that the Company intends to dispose of through the exercise of a put option.  See further discussion in Note 4.  The Company's investments in trading securities are carried at fair value with unrealized gains and losses reported in other, net in the consolidated statements of income.

The Company's available-for-sale investments consist of government agency bonds, municipal bonds, ARS, strategic investments in shares of publicly traded common stock and corporate bonds.  The Company's investments are carried at fair value with unrealized gains and losses reported in stockholders' equity. Premiums and discounts are amortized or accreted over the life of the related available-for-sale security.  Dividend and interest income are recognized when earned.  The cost of securities sold is calculated using the specific identification method.

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

Due to the lack of availability of observable market quotes on certain of the Company's investment portfolio of ARS, it utilizes valuation models including those that are based on expected cash flow streams and collateral values, including assessments of counterparty credit quality, default risk underlying the security, discount rates and overall capital market liquidity.  The valuation of the Company's ARS investment portfolio is subject to uncertainties that are difficult to predict.  Factors that may impact the Company's ARS valuation include changes to credit ratings of the securities as well as to the underlying assets supporting those securities, rates of default of the underlying assets, underlying collateral value, discount rates, counterparty risk, the ongoing strength and quality of the credit market, and market liquidity.

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

In periods where the Company's production levels are substantially below normal operating capacity, such as in the second half of fiscal 2009 and the first half of fiscal 2010, unabsorbed overhead production associated with the reduced production levels of the Company’s manufacturing facilities are charged directly to cost of sales.

Property, Plant and Equipment

Property, plant and equipment are stated at cost.  Major renewals and improvements are capitalized, while maintenance and repairs are expensed when incurred.  The Company's property and equipment accounting policies incorporate estimates, assumptions and judgments relative to the useful lives of its property and equipment.  Depreciation is provided for assets placed in service on a straight-line basis over the estimated useful lives of the relative assets, which range from 3 to 30 years.  The Company evaluates the carrying value of its property and equipment when events or changes in circumstances indicate that the carrying value of such assets may be impaired.  Asset impairment evaluations are, by nature, highly subjective.

Junior Subordinated Convertible Debentures

The Company separately accounts for the liability and equity components of its junior subordinated convertible debentures in a manner that reflects its nonconvertible debt (unsecured debt) borrowing rate when interest cost is recognized.  This results in a bifurcation of a component of the debt, classification of that component in equity and the accretion of the resulting discount on the debt to be recognized as part of interest expense in its consolidated statements of income.  Additionally, certain embedded features of the debentures qualify as derivatives and are bundled as a compound embedded derivative that is measured at fair value.  Lastly, the Company includes the dilutive effect of the shares of its common stock issuable upon conversion of the outstanding junior subordinated convertible debentures in its diluted income per share calculation regardless of whether the market price trigger or other contingent conversion feature has been met.  The Company applies the treasury stock method as it has the intent and current ability to settle the principal amount of the junior subordinated convertible debentures in cash.  This method results in incremental dilutive shares when the average market value of its common stock for a reporting period exceeds the conversion price per share which was $30.34 at March 31, 2010 and adjusts as dividends are recorded in the future.

Litigation

The Company's estimated range of liability related to pending litigation is based on claims for which management believes a loss is probable and it can estimate the amount or range of loss.  Because of the uncertainties related to both the outcome and range of the any potential losses on the pending litigation, the Company is unable to make a reasonable estimate of the liability that could result from an unfavorable outcome.  As additional information becomes available, the Company will assess the potential liability related to its pending litigation and revise its estimates, if necessary.

Goodwill

Goodwill is recorded when the purchase price paid for an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired.  The Company is required to perform an annual impairment review, and more frequently under certain circumstances. The goodwill is subjected to this test during the fourth quarter of the Company’s fiscal year.  The Company engages primarily in the design, development, manufacture and marketing of semiconductor products and, as a result, the Company concluded there is one reporting unit.  The impairment review process compares the fair value of the reporting unit to its carrying value.  If the Company determines through the impairment process that goodwill has been impaired, the Company will record the impairment charge in its results of operation.  Through March 31, 2010, the Company has not had impaired goodwill.

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

The Company estimates the fair value of share-based payment awards on the date of grant using an option pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense ratably over the requisite service periods.  The Company has estimated the fair value of each award as of the date of grant using the Black-Scholes option pricing model, which was developed for use in estimating the value of traded options that have no vesting restrictions and that are freely transferable.  The Black-Scholes model considers, among other factors, the expected life of the award and the expected volatility of the Company's stock price.

Determining the appropriate fair-value model and calculating the fair value of share-based awards at the date of grant requires judgment.  The fair value of RSUs is based on the fair market value of the Company's common stock on the date of grant discounted for expected future dividends.  The Company uses the Black-Scholes option pricing model to estimate the fair value of employee stock options and rights to purchase shares under stock participation plans.  Option pricing models, including the Black-Scholes model, also require the use of input assumptions, including expected volatility, expected life, expected dividend rate, and expected risk-free rate of return.  The Company uses a blend of historical and implied volatility based on options freely traded in the open market as it believes this is more reflective of market conditions and a better indicator of expected volatility than using purely historical volatility.  The expected life of the awards is based on historical and other economic data trended into the future.  The risk-free interest rate assumption is based on observed interest rates appropriate for the expected terms of the Company's awards.  The dividend yield assumption is based on the Company's history and expectation of future dividend payouts.  The Company estimates the number of share-based awards which will be forfeited due to employee turnover.  Quarterly changes in the estimated forfeiture rate would affect share-based compensation, as the effect of adjusting the rate for all expense amortization after April 1, 2006 is recognized in the period the forfeiture estimate is changed.  If the actual forfeiture rate is higher than the estimated forfeiture rate, then an adjustment is made to increase the estimated forfeiture rate, which will result in a decrease to the expense recognized in the financial statements.  If the actual forfeiture rate is lower than the estimated forfeiture rate, then an adjustment is made to decrease the estimated forfeiture rate, which will result in an increase to the expense recognized in the financial statements.  If forfeiture adjustments are made, they would affect the Company's results of operations.  The effect of forfeiture adjustments in the years ended March 31, 2010, 2009 and 2008 was immaterial.

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of investments in debt securities and trade receivables.  Investments in debt securities with original maturities of greater than six months consist primarily of AAA and AA rated financial instruments and counterparties.  The Company's investments are primarily in direct obligations of the U.S. government or its agencies, corporate bonds and in municipal bonds.

Concentrations of credit risk with respect to accounts receivable are generally not significant due to the diversity of the Company's customers and geographic sales areas.  The Company had one distributor that accounted for 10% or more of its net sales in the year ended March 31, 2010.  The Company sells its products primarily to OEMs and distributors in the Americas, Europe and Asia.  The Company performs ongoing credit evaluations of its customers’ financial condition and, as deemed necessary, may require collateral, primarily letters of credit.  No single end customer accounted for 10% or more of the Company's net sales or accounts receivable balances during the years ended March 31, 2010, 2009 and 2008.  See Note 17, Geographic and Other Information, for additional information on the Company's largest distributors.

Distributor advances, included in deferred income on shipments to distributors in the consolidated balance sheets, totaled $57.5 million at March 31, 2010 and $37.6 million at March 31, 2009.  On sales to distributors, the Company's payment terms generally require the distributor to settle amounts owed to the Company for an amount in excess of their ultimate cost.  The Company’s sales price to its distributors may be higher than the amount that the distributors will ultimately owe the Company because distributors often negotiate price reductions after purchasing the product from the Company and such reductions are often significant.  It is the Company’s practice to apply these negotiated price discounts to future purchases, requiring the distributor to settle receivable balances, on a current basis, generally within 30 days, for amounts originally invoiced.  This practice has an adverse impact on the working capital of the Company’s distributors.  As such, the Company has entered into agreements with certain distributors whereby it advances cash to the distributors to reduce the distributor’s working capital requirements.  These advances are reconciled at least on a quarterly basis and are estimated based on the amount of ending inventory as reported by the distributor multiplied by a negotiated percentage.  Such advances have no impact on revenue recognition or the Company’s consolidated statements of income.  The Company processes discounts taken by distributors against its deferred income on shipments to distributors’ balance and trues-up the advanced amounts generally after the end of each completed fiscal quarter.  The terms of these advances are set forth in binding legal agreements and are unsecured, bear no interest on unsettled balances and are due upon demand.  The agreements governing these advances can be cancelled by the Company at any time.

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

Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion.  On April 1, 2009, the Company adopted the Cash Conversion Subsections of ASC Subtopic 470-20, Debt with Conversion and Other Options – Cash Conversion (the Cash Conversion Subsections), which clarify the accounting for convertible debt instruments that may be settled in cash (including partial cash settlement) upon conversion.  The Cash Conversion Subsections require issuers to account separately for the liability and equity components of certain convertible debt instruments in a manner that reflects the issuer's nonconvertible debt (unsecured debt) borrowing rate when interest cost is recognized.  The Cash Conversion Subsections require bifurcation of a component of the debt, classification of that component in equity and the accretion of the resulting discount on the debt to be recognized as part of interest expense in the Company's consolidated statements of income.

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

The following table sets forth the effect of the retrospective application of the Cash Conversion Subsections on certain previously reported line items (in thousands, except per share data):

Condensed Consolidated Statements of Income:
	Year Ended March 31, 2009		Year Ended March 31, 2008
	As Reported	As Adjusted	As Reported	As Adjusted
Interest expense	$(24,269)	$(29,440)	$(7,966)	$(9,495)
Income before income taxes	$237,250	$232,079	$350,985	$349,456
Income tax (benefit) provision	$(11,570)	$(13,508)	$53,237	$52,663
Net income	$248,820	$245,587	$297,748	$296,793
Basic net income per common share	$1.36	$1.34	$1.44	$1.43
Diluted net income per common share	$1.33	$1.31	$1.40	$1.40

Condensed Consolidated Balance Sheet:

	March 31, 2009
	As Reported	As Adjusted

Other assets	$34,254	$18,526
Total assets	$2,421,439	$2,405,711

Junior convertible debentures	$1,149,184	$334,184
Deferred tax liability	$51,959	$351,686
Additional paid-in capital	$778,204	$1,281,936
Retained earnings	$1,303,437	$1,299,250
Total stockholders' equity	$990,766	$1,490,311
Total liabilities and stockholders' equity	$2,421,439	$2,405,711

In addition, the adjustment resulted in changes to our consolidated statements of cash flows and Notes 10, 11, 20 and 21.

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

Fair-value when volume or level of activity has decreased significantly.  In April 2009, the FASB issued guidance for estimating fair value when the volume or level of activity in a market for an asset or liability has decreased significantly. This guidance also provides information on identifying circumstances that indicate a transaction is not orderly (i.e., a forced liquidation or distressed sale). This guidance was effective for the Company beginning in fiscal 2010 and did not have a material impact on its financial position, results of operations or cash flows.

Disclosures of fair value of financial instruments.  In April 2009, the FASB issued guidance that requires disclosures about fair value of financial instruments in interim financial statements. This guidance was effective for the Company beginning in fiscal 2010, and because it applies only to financial statement disclosures, it had no impact on its financial position, results of operations or cash flows.

Business combinations.  In December 2007, the FASB issued a revision to previously issued accounting literature which changes the accounting for business combinations including: (i) the measurement of acquirer shares issued in consideration for a business combination, (ii) the recognition of contingent consideration, (iii) the accounting for preacquisition gain and loss contingencies, (iv) the recognition of capitalized in-process research and development (IPR&D), (v) the accounting for acquisition-related restructuring costs, (vi) the treatment of acquisition-related transaction costs, and (vii) the recognition of changes in the acquirer's income tax valuation allowance. The Company began applying this guidance prospectively to all business combinations beginning in fiscal 2010. The impact of adoption on its financial position, results of operations or cash flows is dependent upon the nature and terms of business combinations that the Company consummates.

2.           BUSINESS ACQUISITIONS

During the year ended March 31, 2010, the Company completed one business acquisition which was accounted for under the purchase method of accounting.  Total consideration paid for this business was approximately $9.3 million.  The combined purchase price of the acquisition resulted in purchased intangible assets of approximately $7.0 million, of which $2.9 million relates to in-process technology, and goodwill of approximately $4.2 million.  The purchased intangible assets (other than goodwill and the in-process technology intangible asset) are being amortized over an average period of seven years.  In addition, the acquisition resulted in contingent consideration with an estimated fair value at the date of purchase of $1.3 million.

During the year ended March 31, 2009, the Company completed three business acquisitions which were accounted for under the purchase method of accounting. Total consideration paid for these business acquisitions was approximately $19.9 million. The combined purchase price of the acquisitions resulted in purchased intangible assets of approximately $15.1 million and goodwill of approximately $4.3 million. The purchased intangible assets (other than goodwill) are being amortized over an average period of seven years. One of the acquisitions has an earn-out payment associated with it based on the operating performance of the acquired business for the twelve-month period ending September 30, 2010. The initial purchase price of this acquisition was less than the fair value of the acquired net assets, and as a result, the Company recorded negative goodwill totaling $2.2 million, which is recorded in other long-term liabilities in the consolidated balance sheet.
.

3.	SPECIAL CHARGES

Patent Licenses

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

The Company's investments are intended to establish a high-quality portfolio that preserves principal, meets liquidity needs, avoids inappropriate concentrations, and delivers an appropriate yield in relationship to the Company's investment guidelines and market conditions.  The following is a summary of available-for-sale and trading securities at March 31, 2010 (amounts in thousands):

	Available-for-sale Securities
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Government agency bonds	$389,801	$215	$622	$389,394
Municipal bonds	156,415	1,290	---	157,705
Auction rate securities (ARS)	14,151	---	---	14,151
Marketable equity securities	58,402	---	---	58,402
Corporate bonds	392,108	2,983	235	394,856
	$1,010,877	$4,488	$857	$1,014,508

	Trading Securities
	Adjusted Cost	Gross Unrealized Gains		Gross Unrealized Losses		Estimated Fair Value
ARS	$23,086	$	---	$	---	$23,086
Put option on ARS	1,814		---		---	1,814
	$24,900	$	---	$	---	$24,900

At March 31, 2010, the Company's available-for-sale and trading securities are presented in the consolidated balance sheets as short-term investments of $722.2 million and long-term investments of $317.2 million.

The $58.4 million in marketable securities listed above relates to a strategic investment in Silicon Storage Technology, Inc. at $3.05 per share.  On April 8, 2010, the Company completed the acquisition of Silicon Storage Technology, Inc. for $3.05 per share in a merger transaction.  The Company has classified the shares owned in Silicon Storage Technology, Inc. as available-for-sale securities.

Historically, the Company has made certain strategic investments in publicly traded companies which it classified as trading securities.  During the years ended March 31, 2010, 2009 and 2008, the Company recognized a gain in earnings of $7.5 million, a loss in earnings of $2.0 million and a gain in earnings of $0.5 million, respectively, on its trading securities.  During the years ended March 31, 2010, 2009 and 2008, the Company had realized gains of $1.1 million, $4.7 million and $0.2 million, respectively, on trading securities that it sold.

At March 31, 2010, $37.2 million of the Company's investment portfolio was invested in ARS.  With the continuing liquidity issues in the global credit and capital markets, the Company's ARS have experienced multiple failed auctions.  In September 2007 and February 2008, auctions for $24.9 million and $34.8 million, respectively, of the original purchase value of the Company's investments in ARS first failed.  While the Company continues to earn interest on these investments based on a pre-determined formula with spreads tied to particular interest rate indices, the estimated market value for these ARS no longer approximates the original purchase value.

The $24.9 million in failed auctions noted above have continued to fail through the filing date of this Annual Report on Form 10-K.  The fair value of the failed ARS of $14.2 million has been estimated based on market information and estimates determined by management and could change significantly based on future market conditions.  The Company evaluated the impairments in the value of these ARS, determining its intent to sell these securities prior to the recovery of its amortized cost basis resulted in the securities being other-than-temporarily impaired and recognized impairment charges on these investments of $3.6 million during fiscal 2009 and $4.7 million in fiscal 2010, respectively.

The $34.8 million of ARS that failed during February 2008 are investments in student loan-backed ARS (SLARS).  Approximately $2.9 million and $7.0 million of these SLARS were redeemed at par by the issuers during the fiscal years 2009 and 2010, respectively, reducing the Company's overall cost basis position in these SLARS to $24.9 million.  Based upon the Company's evaluation of available information, it believes these investments are of high credit quality, as all of the investments carry AAA credit ratings by one or more of the major credit rating agencies and are largely backed by the federal government (Federal Family Education Loan Program).  The fair value of the failed SLARS has been estimated based on market information and estimates determined by management and could change significantly based on future market conditions.

In November 2008, the Company executed an ARS rights agreement (the Rights) with the broker through which the Company purchased the $24.9 million in SLARS that provides (1) the Company with the right to put these SLARS back to the broker at par anytime during the period from June 30, 2010 through July 2, 2012, and (2) the broker with the right to purchase or sell the SLARS at par on the Company's behalf anytime through July 2, 2012.  The Company accounted for the acceptance of the Rights as the receipt of a put option for no consideration and recognized a gain with a corresponding recognition as a long-term investment.  The Company expects any future changes in the fair value of the SLARS to be largely offset by changes in the fair value of the related Rights without any significant net impact to the Company's income statement.  The Company will continue to measure the SLARS and the Rights at fair value (utilizing Level 3 inputs) until the earlier of maturity or exercise.  The Company intends and has the ability to hold the $24.9 million of SLARS until the market recovers or until June 30, 2010 when it has the right to sell the SLARS at par to the broker as it does not anticipate having to sell these securities to fund the operations of its business.  The Company believes that, based on its current unrestricted cash, cash equivalents and short-term investment balances, the current lack of liquidity in the credit and capital markets will not have a material impact on its liquidity, cash flow or ability to fund its operations.

At March 31, 2010, the Company evaluated its investment portfolio, and noted unrealized losses of $0.9 million due to fluctuations in interest rates and credit market conditions.  Management does not believe any of the unrealized losses represent other-than-temporary impairment based on its evaluation of available evidence as of March 31, 2010.  The Company's intent is to hold these investments to such time as these assets are no longer impaired.  For those investments not scheduled to mature until after March 31, 2010, such recovery is not anticipated to occur in the next year and these investments have been classified as long-term investments in the Company's consolidated balance sheets.  The amortized cost and estimated fair value of the available-for-sale securities at March 31, 2010, by maturity, are shown below (amounts in thousands).  Expected maturities can differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties, and the Company views its available-for-sale securities as available for current operations.

	Available-for-sale Securities
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale
Due in one year or less	$308,020	$1,743	$19	$309,744
Due after one year and through five years	688,706	2,745	838	690,613
Due after five years and through ten years	---	---	---	---
Due after ten years	14,151	---	---	14,151
	$1,010,877	$4,488	$857	$1,014,508

The following is a summary of available-for-sale securities at March 31, 2009 (amounts in thousands):

	Available-for-sale Securities
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses		Estimated Fair Value
Government agency bonds	$469,815	$960	$	---	$470,775
ARS	18,901	---		---	18,901
Municipal bonds	356,520	6,159		---	362,679
Corporate bonds	20,000	---		430	19,570
	$865,236	$7,119		$430	$871,925

At March 31, 2009, short-term investments consisted of $943.6 million and long-term investments consisted of $50.8 million.

During the years ended March 31, 2010 and March 31, 2009, the Company had net realized gains on sales of available-for-sale securities of $1.2 million and $0.5 million, respectively.

5.	ACCOUNTS RECEIVABLE

Accounts receivable consists of the following (amounts in thousands):

	March 31,
	2010	2009
Trade accounts receivable	$140,340	$91,325
Other	575	376
	140,915	91,701
Less allowance for doubtful accounts	3,109	3,176
	$137,806	$88,525

6.           INVENTORIES

Inventories consist of the following (amounts in thousands):

	March 31,
	2010	2009
Raw materials	$4,912	$3,693
Work in process	100,607	114,676
Finished goods	11,060	13,141
	$116,579	$131,510

7.           FAIR VALUE MEASUREMENTS

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

Level 2 – Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3 – Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Assets measured at fair value on a recurring basis at March 31, 2010 are as follows (amounts in thousands):

	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)		Total Balance
Assets
Money market fund deposits	$206,376	$	---	$	---	$206,376
Deposit accounts	---		285,754		---	285,754
Government agency bonds	---		389,394		---	389,394
Municipal bonds	---		157,705		---	157,705
ARS	---		---		37,237	37,237
Put option on ARS	---		---		1,814	1,814
Corporate bonds	---		394,856		---	394,856
Marketable equity securities	58,402		---		---	58,402
Total assets measured at fair value	$264,778		$1,227,709		$39,051	$1,531,538

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

The following table presents a reconciliation for all assets measured at fair value on a recurring basis, excluding accrued interest components, using significant unobservable inputs (Level 3) for the year ended March 31, 2010 as follows (amounts in thousands):

Year Ended March 31, 2010
Balance at March 31, 2009	$50,826
Securities redeemed at par	(7,025)
Impairment losses included in other, net	(4,750)
Balance at March 31, 2010	$39,051

Assets measured at fair value on a recurring basis are presented/classified in the consolidated balance sheets at March 31, 2010 as follows (amounts in thousands):

	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)		Total Balance
Assets
Cash and cash equivalents	$206,376	$285,754	$	---	$492,130
Short-term investments	58,402	638,891		24,900	722,193
Long-term investments	---	303,064		14,151	317,215
Total assets measured at fair value	$264,778	$1,227,709		$39,051	$1,531,538

8.           PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following (amounts in thousands):

	March 31,
	2010	2009
Land	$39,671	$39,671
Building and building improvements	349,964	334,717
Machinery and equipment	1,190,548	1,148,588
Projects in process	84,254	114,478
	1,664,437	1,637,454
Less accumulated depreciation and amortization	1,171,398	1,105,767
	$493,039	$531,687

Depreciation expense attributed to property, plant and equipment was $86.4 million, $93.3 million and $98.2 million for the years ending March 31, 2010, 2009 and 2008, respectively.

9.           INTANGIBLE ASSETS AND GOODWILL

Intangible assets consist of the following (amounts in thousands):

	March 31, 2010
	Gross Amount	Accumulated Amortization	Net Amount
Developed technology	$49,009	$(17,979)	$31,030
In-process technology	2,900	---	2,900
Distribution rights	5,236	(3,639)	1,597
	$57,145	$(21,618)	$35,527

	March 31, 2009
	Gross Amount	Accumulated Amortization	Net Amount
Developed technology	$38,419	$(14,805)	$23,614
Distribution rights	5,236	(3,132)	2,104
	$43,655	$(17,937)	$25,718

The Company amortizes intangible assets over their expected useful lives, which range between 1 and 20 years. In fiscal 2010, the Company acquired $10.6 million of developed technology, which has a weighted average amortization period of 7.9 years and $2.9 million of in-process technology which will begin amortization once the technology reaches technological feasibility.  The following is an expected amortization schedule for the intangible assets for the fiscal years March 31, 2011 through March 31, 2015, absent any future acquisitions or impairment charges (amounts in thousands):

Year Ending March 31,	Projected Amortization Expense
2011	$ 4,455
2012	5,573
2013	5,633
2014	4,968
2015	4,931

Amortization expense attributed to intangible assets was $3.7 million, $2.7 million and $1.9 million for the years ending March 31, 2010, 2009 and 2008, respectively.  The Company did not record any impairment losses in the years ended March 31, 2010, 2009 and 2008 associated with the intangible assets acquired.

Goodwill activity for the years ended March 31, 2010 and March 31, 2009 was as follows (amounts in thousands):

Goodwill, net
March 31, 2008	$31, 886
Additions due to business combinations	4,279
March 31, 2009	$36,165
Additions due to business combination	4,173
March 31, 2010	$40,338

During fiscal 2009, the Company completed three acquisitions, which resulted in goodwill of approximately $4.3 million.  During fiscal 2010, the Company completed one acquisition, which resulted in goodwill of approximately $4.2 million.

The Company has a single reporting unit, to which all of the goodwill at March 31, 2010 is assigned.

After completing the annual impairment analyses during the fourth quarter of fiscal 2010, fiscal 2009 and fiscal 2008, the Company concluded that goodwill was not impaired in any year.  At March 31, 2010, the Company has not recorded any impairment charges against its goodwill balance of approximately $40.3 million.

10.           INCOME TAXES

The Company is subject to income taxes in the U.S. and numerous foreign jurisdictions.  The Company files U.S. federal, U.S. state, and foreign income tax returns.  For U.S. federal, and in general for U.S. state tax returns, the 2006 through fiscal 2010 tax years remain open for examination by tax authorities.  For foreign tax returns, the Company is generally no longer subject to income tax examinations for years prior to fiscal 2002.

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

The Company recognizes liabilities for anticipated tax audit issues in the U.S. and other domestic and international tax jurisdictions based on its estimate of whether, and the extent to which, additional tax payments are more likely than not.  The Company believes it maintains appropriate reserves to offset potential income tax liabilities that may arise upon final resolution of matters for open tax years.  The U.S. Internal Revenue Service (IRS) is currently auditing the Company's fiscal years ended 2006, 2007 and 2008.  Fiscal 2009 and fiscal 2010 are currently open for examination by the IRS.  The Company believes that it has appropriate support for the income tax positions taken and to be taken on its tax returns and that its accruals for tax liabilities are appropriate for all open years based on an assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter.  If such amounts ultimately prove to be unnecessary, the resulting reversal of such reserves would result in tax benefits being recorded in the period the reserves are no longer deemed necessary.  If such assessments ultimately prove to be greater than anticipated, a future charge to expense would be recorded in the period in which the assessment is determined.  Timing of the resolution and/or closure on audits is highly uncertain; however, the Company believes that it is reasonably possible that the unrecognized tax benefits could significantly change within the next 12 months as the result of a tax examination closure.  This settlement could have a significant impact on the unrecognized tax benefit; however the Company is not currently able to quantify the amount of such change.

The following table summarizes the activity related to the Company’s gross unrecognized tax benefits from April 1, 2009 to March 31, 2010 (amounts in thousands):

Balance as of April 1, 2009	$70,051
Decreases related to prior year tax positions	(25,492)
Increases related to current year tax positions	11,332
Increases related to prior year tax positions	1,249
Balance as of March 31, 2010	$57,140

As of March 31, 2010, the Company had accrued approximately $4.7 million related to the potential payment of interest on the Company's uncertain tax positions.  Interest was included in the provision for income taxes.  The Company has not accrued any penalties related to its uncertain tax positions as the Company believes that it is more likely than not that there will not be any assessments of penalties.

The income tax (benefit) provision consists of the following (amounts in thousands):

	Year Ended March 31,
	2010	2009	2008
Current (benefit) expense:
Federal	$(4,358)	$(38,836)	$31,202
State	(436)	(3,888)	3,124
Foreign	6,981	8,689	9,350
Total current	2,187	(34,035)	43,676

Deferred expense (benefit):
Federal	16,663	19,476	6,814
State	1,668	1,950	682
Foreign	290	(899)	1,491
Total deferred	18,621	20,527	8,987
	$20,808	$(13,508)	$52,663

The tax benefit associated with the Company's equity incentive plans reduced taxes currently payable by $3.7 million, $7.6 million and $21.9 million for the years ended March 31, 2010, 2009 and 2008, respectively.  These amounts were credited to additional paid-in capital in each of the three fiscal years.

The provision for income taxes differs from the amount computed by applying the statutory federal tax rate to income before income taxes.  The sources and tax effects of the differences in the total income tax (benefit) provision are as follows (amounts in thousands):

	Year Ended March 31,
	2010	2009	2008
Computed expected income tax provision	$83,235	$81,228	$122,310
State income taxes, net of federal benefits	915	1,295	2,674
Domestic production activities/foreign export sales benefit	---	---	(257)
Research and development tax credits	(1,500)	(2,732)	(2,625)
Foreign income taxed at lower than the federal rate	(53,390)	(43,452)	(58,475)
Tax benefit from IRS settlement	(8,452)	(16,880)	---
Release of tax reserves	---	(32,967)	(10,964)
	$20,808	$(13,508)	$52,663

Pretax income from foreign operations was $201.2 million, $195.1 million and $273.1 million for the years ended March 31, 2010, 2009 and 2008, respectively.  Unremitted foreign earnings that are considered to be permanently invested outside the U.S., and on which no deferred taxes have been provided, amounted to approximately $1,277.9 million at March 31, 2010.  The Company has the ability and intent to indefinitely reinvest the foreign earnings.  Should the Company elect in the future to repatriate a portion of the foreign earnings so invested, the Company would incur income tax expense on such repatriation, net of any available deductions and foreign tax credits.  This would result in additional income tax expense beyond the computed effective tax rate in such periods.

During the year ended March 31, 2010, the Company settled an IRS examination of fiscal years 2002, 2003 and 2004 which resulted in a one-time tax benefit of $8.5 million.  This tax benefit decreased the Company's effective tax rate by approximately 3.6 percentage points to 8.8%.

In October 2008, the U.S. Congress passed the Emergency Economic Stabilization Act of 2008 which included a provision to extend the research and development tax credit retroactively from January 1, 2008.  As a result, the Company recognized a one-time tax benefit of $1.5 million in the quarter ending December 31, 2008.  Likewise, the ongoing benefit from this credit was reflected in the Company’s effective tax rate through December 31, 2009 when the research and development tax credit expired.

During the year ended March 31, 2009, the Company settled an IRS examination of fiscal 2005 which resulted in a one-time tax benefit of $16.9 million.  Also, during fiscal 2009, the IRS issued revised Treasury Regulations that provided a clarification of the tax treatment of certain items that the Company had previously established a tax accrual for, and as a result, the Company recognized a $33.0 million tax benefit. The tax reserve releases are reflected as separate line items in the rate reconciliation table above.  These tax benefits decreased the Company’s effective tax rate by approximately 21.5 percentage points to an effective tax benefit of 5.8% for fiscal year 2009.

During the year ended March 31, 2008, the Company realized a U.S. tax benefit of $10.3 million as a result of the sale of Fab 3 and realized a tax benefit of $11.0 million as the result of the release of previously established tax reserves consisting of approximately $5.7 million related to the resolution of a foreign tax matter in the third quarter of fiscal 2008, $4.5 million related to the release of tax reserves for certain international tax exposures in the fourth quarter of fiscal 2008 and approximately $0.8 million related to accrued interest and other reserve matters.  The tax reserve releases are reflected as a separate line in the rate reconciliation table above.  These tax benefits decreased the Company's effective tax rate for fiscal 2008 by approximately 4.4 percentage points to 15.1%.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows (amounts in thousands):

	March 31,
	2010	2009
Deferred tax assets:
Deferred intercompany profit	$7,711	$10,048
Deferred income on shipments to distributors	24,531	20,596
Inventory valuation	842	2,548
Net operating loss carryforward	2,966	3,079
Share-based compensation	30,316	23,938
Accrued expenses and other	11,444	9,417
Gross deferred tax assets	77,810	69,626
Deferred tax liabilities:
Property, plant and equipment, principally due to differences in depreciation	(3,861)	(7,997)
Junior convertible debentures	(372,252)	(341,259)
Other	(600)	(2,430)
Gross deferred tax liability	(376,713)	(351,686)
Net deferred tax liability	$(298,903)	$(282,060)

Management believes that the Company's results of future operations will generate sufficient taxable income such that it is “more likely than not” that the deferred tax assets will be realized.

At March 31, 2010, the Company had a net operating loss carryforward for federal income tax purposes of approximately $7.4 million, which begins to expire in varying amounts in the years 2020 through 2022.  The net operating loss carryforward is attributable to the acquisition of PowerSmart in fiscal 2003.  An analysis of the annual limitation on the utilization of the PowerSmart net operating losses was performed in accordance with Internal Revenue Code Section 382.  It was determined that Section 382 will not limit the use of the PowerSmart net operating losses in full over the carryover period.

The Company's Thailand manufacturing operations currently benefit from numerous tax holidays granted to the Company based on its investment in property, plant and equipment in Thailand.  The Company’s tax holiday periods in Thailand expire at various times in the future beginning in May 2010.  The Company does not expect the future expiration of any of its tax holiday periods in Thailand to have a material impact on its effective tax rate.  The aggregate dollar benefits derived from these tax holidays approximated $17.3 million, $6.4 million and $7.1 million for the years ended March 31, 2010, 2009 and 2008, respectively.  The benefit the tax holiday had on diluted net income per share approximated $0.09 in the year ended March 31, 2010 and $0.03 for each of the years ended March 31, 2009 and 2008.

11.           2.125% JUNIOR SUBORDINATED CONVERTIBLE DEBENTURES

The Company's $1.15 billion principal amount of 2.125% junior subordinated convertible debentures due December 15, 2037, are subordinated in right of payment to any future senior debt of the Company and are effectively subordinated in right of payment to the liabilities of the Company's subsidiaries.  The debentures are convertible, subject to certain conditions, into shares of the Company's common stock at an initial conversion rate of 29.2783 shares of common stock per $1,000 principal amount of debentures, representing an initial conversion price of approximately $34.16 per share of common stock.  As of March 31, 2010, none of the conditions allowing holders of the debentures to convert had been met.  As a result of cash dividends paid since the issuance of the debentures, the conversion rate has been adjusted to 32.9544 shares of common stock per $1,000 of principal amount of debentures, representing a conversion price of approximately $30.34 per share of common stock.

As the debentures can be settled in cash upon conversion, for accounting purposes, the debentures were bifurcated into a liability component and an equity component, which are initially recorded at fair value.  The carrying value of the equity component at March 31, 2010 and at March 31, 2009 was $822.4 million.  The estimated fair value of the liability component of the debentures at the issuance date was $327.6 million, resulting in a debt discount of $822.4 million.  The unamortized debt discount was $808.7 million at March 31, 2010 and $815.0 million at March 31, 2009.  The carrying value of the debentures was $340.7 million at March 31, 2010 and $334.2 million at March 31, 2009.  The remaining period over which the unamortized debt discount will be recognized as non-cash interest expense is 27.75 years.  In the year ended March 31, 2010, the Company recognized $6.3 million in non-cash interest expense related to the amortization of the debt discount.  In the year ended March 31, 2009, the Company recognized $5.2 million in non-cash interest expense related to the amortization of the debt discount.  In the year ended March 31, 2008, the Company recognized $1.5 million in non-cash interest expense related to the amortization of the debt discount.  The Company recognized $24.4 million of interest expense related to the 2.125% coupon on the debentures in each of fiscal 2010 and fiscal 2009, and $7.1 million of interest expense related to the 2.125% coupon on the debentures in fiscal 2008.

The debentures also include certain embedded features related to the contingent interest payments, the Company making specific types of distributions (e.g., extraordinary dividends), the redemption feature in the event of changes in tax law, and penalty interest in the event of a failure to maintain an effective registration statement. These features qualify as derivatives and are bundled as a compound embedded derivative that is measured at fair value.  The fair value of the derivative as of March 31, 2010 was $0.7 million, compared to the value at March 31, 2009 of $0.5 million, resulting in an increase of interest expense in fiscal 2010 of $0.2 million.  The balance of the debentures on the Company's condensed consolidated balance sheet at March 31, 2010 of $340.7 million includes the fair value of the embedded derivative.

12.	CONTINGENCIES

  In the ordinary course of its business, the Company is involved in a limited number of legal actions, both as plaintiff and defendant, and could incur uninsured liability in any one or more of them.  The Company periodically receives notification from various third parties alleging patent infringement of patents, intellectual property rights or other matters.  With respect to these and other pending legal actions to which Microchip is a party, although the outcome of these actions is not presently determinable, in the Company’s opinion, based on consultation with legal counsel, as of March 31, 2010, it is not probable that the ultimate resolution of these matters will harm its business and will have a material adverse effect on its financial position, cash flows or results of operations.

13.	STOCKHOLDERS' EQUITY

Stock Repurchase Activity. On December 11, 2007, the Company announced that its Board of Directors had authorized the repurchase of up to an additional 10.0 million shares of its common stock in the open market or in privately negotiated transactions.  As of March 31, 2010, the Company had repurchased 7.5 million shares under this authorization for $234.7 million.  There is no expiration date associated with this program.

   The Company’s Board of Directors authorized the repurchase of 21.5 million shares of its common stock concurrent with the junior subordinated convertible debenture transaction for $638.6 million and no further shares are available to be repurchased under this authorization.

   During the year ended March 31, 2010, the Company did not purchase any of its shares of common stock.  During the year ended March 31, 2009, the Company purchased 4.0 million shares of its common stock for $123.9 million.  During the year ended March 31, 2008, the Company purchased 36.5 million shares of its common stock for $1,138.0 million.

   As of March 31, 2010, approximately 33.5 million shares remained as treasury shares with the balance of the shares being used to fund share issuance requirements under the Company's equity incentive plans.

14.	EMPLOYEE BENEFIT PLANS

The Company maintains a contributory profit-sharing plan for its domestic employees meeting certain eligibility and service requirements.  The plan qualifies under Section 401(k) of the Internal Revenue Code of 1986, as amended, and allows employees to contribute up to 60% of their base salary, subject to maximum annual limitations prescribed by the IRS.  Through December 31, 2008, the Company made matching contributions of up to 25% of the first 4% of the participant’s eligible compensation and could award up to an additional 25% under the discretionary match.  The Company eliminated the mandatory matching contribution as of January 1, 2009.  All matches are provided on a quarterly basis and require the participant to be an active employee at the end of each quarter.  For the fiscal years ended March 31, 2009 and 2008, the Company contributions to the plan totaled $1.4 million and $1.4 million, respectively.  Due to expense reduction actions taken in response to adverse economic conditions, the Company did not contribute to the plan for the fiscal year ended March 31, 2010.

The Company’s 2001 Employee Stock Purchase Plan (the 2001 Purchase Plan) became effective on March 1, 2002.  The Board of Directors approved the 2001 Purchase Plan in May 2001 and the stockholders approved it in August 2001.  Under the 2001 Purchase Plan, eligible employees of the Company may purchase shares of common stock at semi-annual intervals through periodic payroll deductions.  The purchase price in general will be 85% of the lower of the fair market value of the common stock on the first day of the participant’s entry date into the offering period or 85% of the fair market value on the semi-annual purchase date.  Depending upon a participant’s entry date into the 2001 Purchase Plan, purchase periods under the 2001 Purchase Plan consist of overlapping periods of either 24, 18, 12 or 6 months in duration.  In May 2003 and August 2003, the Company's Board and stockholders, respectively, each approved an annual automatic increase in the number of shares reserved under the 2001 Purchase Plan.  The automatic increase took effect on January 1, 2005, and on each January 1 thereafter during the term of the plan, and is equal to the lesser of (i) 1,500,000 shares, (ii) one half of one percent (0.5%) of the then outstanding shares of the Company's common stock, or (iii) such lesser amount as is approved by the Company's Board of Directors.  On January 1, 2010, 921,171 additional shares were reserved under the 2001 Purchase Plan based on the automatic increase.  On January 1, 2009, 910,229 additional shares were reserved under the 2001 Purchase Plan based on the automatic increase.  On January 1, 2008, 945,068 additional shares were reserved under the 2001 Purchase Plan based on the automatic increase.  Since the inception of the 2001 Purchase Plan, 9,376,063 shares of common stock have been reserved for issuance and 3,559,157 shares have been issued under this purchase plan.

During fiscal 1995, a purchase plan was adopted for employees in non-U.S. locations.  Such plan provided for the purchase price per share to be 100% of the lower of the fair market value of the common stock at the beginning or end of the semi-annual purchase plan period.  Effective May 1, 2006, the Company's Board approved a purchase price per share equal to eighty-five percent (85%) of the lower of the fair market value of the common stock at the beginning or end of the semi-annual purchase plan period.  Since the inception of this purchase plan, 1,119,925 shares of common stock have been reserved for issuance and 460,146 shares have been issued under this purchase plan.

Effective January 1, 1997, the Company adopted a non-qualified deferred compensation arrangement.  This plan is unfunded and is maintained primarily for the purpose of providing deferred compensation for a select group of highly compensated employees as defined in ERISA Sections 201, 301 and 401.  There are no Company matching contributions made under this plan.

The Company has management incentive compensation plans which provide for bonus payments, based on a percentage of base salary, from an incentive pool created from operating profits of the Company, at the discretion of the Board of Directors.  During the years ended March 31, 2010, 2009 and 2008, $16.5 million, $3.0 million and $9.2 million were charged against operations for this plan, respectively.

The Company also has a plan that, at the discretion of the Board of Directors, provides a cash bonus to all employees of the Company based on the operating profits of the Company.  During the years ended March 31, 2010, 2009 and 2008, $4.3 million, $2.9 million and $2.3 million, respectively, were charged against operations for this plan.

15.	EQUITY INCENTIVE PLANS

The Company has equity incentive plans under which incentive stock options, restricted stock units (RSUs) and non-qualified stock options have been granted to employees and under which non-qualified stock options and RSUs have been granted to non-employee members of the Board of Directors.  The Company’s 2004 Equity Incentive Plan, as amended and restated (the 2004 Plan), is shareholder approved and permits the grant of stock options and RSUs to employees, non-employee members of the Board of Directors and consultants.  At March 31, 2010, 8.2 million shares remained available for future grant under the 2004 Plan.  Stock options and RSUs are designed to reward employees for their long-term contributions to the Company and to provide incentive for them to remain employed with the Company.  The Company believes that such awards better align the interests of its employees with those of its shareholders.

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

Under the plans, 106,177,680 shares of common stock have been reserved for issuance since the inception of the plans.

Share-Based Compensation Expense

The following table presents details of share-based compensation expense (amounts in thousands):

	Year Ended March 31,
	2010		2009		2008
Cost of sales	$7,054	(1)	$5,845	(1)	$6,191	(1)
Research and development	12,194		10,866		10,695
Selling, general and administrative	17,530		15,770		15,960
Pre-tax effect of share-based compensation	36,778		32,481		32,846
Income tax benefit	(4,563)		(5,277)		(6,395)
Net income effect of share-based compensation	$32,215		$27,204		$26,451

(1) During the year ended March 31, 2010, $7.0 million was capitalized to inventory, and $7.1 million of capitalized inventory was sold.  During the year ended March 31, 2009, $6.7 million was capitalized to inventory and $5.8 million of capitalized inventory was sold.  During the year ended March 31, 2008, $6.7 million was capitalized to inventory and $6.2 million of capitalized inventory was sold.

The amount of unearned share-based compensation currently estimated to be expensed in fiscal 2011 through fiscal 2014 related to unvested share-based payment awards at March 31, 2010 is $56.0 million.  The weighted average period over which the unearned share-based compensation is expected to be recognized is approximately 2.27 years.

Combined Incentive Plan Information

RSU share activity under the 2004 Plan is set forth below:

Number of Shares
Nonvested shares at March 31, 2007	1,687,443
Granted	1,084,690
Forfeited/expired	(174,755)
Vested	(132,813)
Nonvested shares at March 31, 2008	2,464,565
Granted	1,876,738
Forfeited/expired	(293,573)
Vested	(445,958)
Nonvested shares at March 31, 2009	3,601,772
Granted	1,846,241
Forfeited/expired	(120,198)
Vested	(689,867)
Nonvested shares at March 31, 2010	4,637,948

The total intrinsic value of RSUs which vested during the year ended March 31, 2010 was $17.5 million.  The aggregate intrinsic value of RSUs outstanding at March 31, 2010 was $130.6 million calculated based on the closing price of the Company's common stock of $28.16 on March 31, 2010.

The weighted average fair values per share of the RSUs awarded are calculated based on the fair market value of the Company’s common stock on the respective grant dates discounted for the Company’s expected dividend yield.  The weighted average fair values per share of RSUs awarded in the years ended March 31, 2010, 2009 and 2008 was $20.75, $22.11 and $29.73, respectively.  At March 31, 2010, the weighted average remaining expense recognition period was 2.32 years.

Option activity under the Company's stock incentive plans in the three years ended March 31, 2010 is set forth below:

	Number of Shares	Weighted Average Exercise Price per Share
Outstanding at March 31, 2007	14,740,546	$21.88
Granted	31,597	37.23
Exercised	(2,850,155)	16.66
Canceled	(189,603)	25.17
Outstanding at March 31, 2008	11,732,385	23.14
Granted	24,000	33.90
Exercised	(1,573,183)	16.33
Canceled	(101,669)	26.27
Outstanding at March 31, 2009	10,081,533	24.20
Granted	12,000	27.03
Exercised	(1,492,866)	22.03
Canceled	(140,888)	27.79
Outstanding at March 31, 2010	8,459,779	$24.52

The total intrinsic value of options exercised during the years ended March 31, 2010, 2009 and 2008 was $7.6 million, $22.3 million and $56.5 million, respectively.  This intrinsic value represents the difference between the fair market value of the Company's common stock on the date of exercise and the exercise price of each equity award.

The following table summarizes information about the stock options outstanding at March 31, 2010:

Range of Exercise Prices	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Life (in years)	Number Exercisable	Weighted Average Exercise Price
$10.04- $17.85	715,370	$16.10	0.98	715,370	$16.10
17.86 - 18.48	1,054,311	18.48	3.01	1,054,311	18.48
18.49 - 24.04	891,916	22.86	2.33	891,916	22.86
24.05 - 25.26	222,053	24.51	1.73	222,053	24.51
25.27 - 25.29	1,441,614	25.29	4.98	1,439,954	25.29
25.30 - 27.03	653,827	26.22	3.88	648,827	26.21
27.04 - 27.05	1,269,900	27.05	3.98	1,269,900	27.05
27.06 - 27.15	1,373,834	27.15	2.01	1,373,833	27.15
27.16 - 37.46	812,954	30.11	3.94	793,281	29.95
37.47 - 37.84	24,000	37.84	7.38	24,000	37.84
	8,459,779	$24.52	3.22	8,433,445	$24.49

The aggregate intrinsic value of options outstanding and options exercisable at March 31, 2010 was $32.6 million and $32.6 million, respectively.  The aggregate intrinsic values were calculated based on the closing price of the Company's common stock of $28.16 per share on March 31, 2010.

At March 31, 2010 and 2009, the number of option shares exercisable was 8,433,445 and 8,578,595, respectively, and the weighted average exercise price per share of these options was $24.49 and $23.93, respectively.

The weighted average fair values per share of stock options granted in the years ended March 31, 2010, 2009, and 2008 was $5.90, $10.39 and $11.93, respectively.

The weighted average fair values per share of stock options granted in connection with the Company's stock incentive plans in the years ended March 31, 2010, 2009 and 2008 were estimated utilizing the following assumptions:

	Year Ended March 31,
	2010	2009	2008
Expected term (in years)	6.50	6.50	6.50
Volatility	36%	43%	39%
Risk-free interest rate	2.57%	3.14%	3.92%
Dividend yield	5.00%	4.00%	3.31%

16.	LEASE COMMITMENTS

The Company leases office space, transportation and other equipment under operating leases which expire at various dates through March 31, 2015.  The future minimum lease commitments under these operating leases at March 31, 2010 were as follows (amounts in thousands):

Year Ending March 31,	Amount
2011	$4,549
2012	3,315
2013	1,849
2014	1,102
2015	1,043
Total minimum payments	$11,858

Rental expense under operating leases totaled $8.2 million, $7.9 million and $7.6 million for the years ended March 31, 2010, 2009 and 2008, respectively.

17.	GEOGRAPHIC AND OTHER INFORMATION

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

	March 31,
	2010	2009
United States	$332,920	$368,149
Thailand	147,732	152,359
Various other countries	12,387	11,179
Total long-lived assets	$493,039	$531,687

Sales to unaffiliated customers located outside the U.S., primarily in Asia and Europe, aggregated approximately 77%, 75% and 75% of consolidated net sales for the years ended March 31, 2010, 2009 and 2008, respectively.  Sales to customers in Europe represented 25%, 29% and 30% of consolidated net sales for the years ended March 31, 2010, 2009 and 2008, respectively.  Sales to customers in Asia represented 51%, 46% and 44% of consolidated net sales for each of the years ended March 31, 2010, 2009 and 2008, respectively.  Sales into China, including Hong Kong, represented 25%, 23% and 20% of consolidated net sales for the years ended March 31, 2010, 2009 and 2008, respectively.  Sales into Taiwan represented 10% of consolidated net sales for each of the years ended March 31, 2010 and 2008.  Sales into any other individual foreign country did not exceed 10% of the Company's net sales for any of the years presented.

The Company had one distributor who represented more than 10% of its net sales during each of fiscal 2010, fiscal 2009 and fiscal 2008.  The Company's largest distributor accounted for approximately 12% of its net sales in fiscal 2010, approximately 14% of its net sales in fiscal 2009, and approximately 12% of its net sales in fiscal 2008.

18.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount of cash equivalents approximates fair value because their maturity is less than three months.  The carrying amount of short-term and long-term investments approximates fair value as the securities are marked to market as of each balance sheet date with any unrealized gains and losses reported in stockholders’ equity.  The carrying amount of accounts receivable, accounts payable and accrued liabilities approximates fair value due to the short-term maturity of the amounts.  The fair value of the Company's junior subordinated convertible debentures was $1.146 billion at March 31, 2010, and $832.3 million at March 31, 2009 based on the trading price of the bonds.

19.	DERIVATIVE INSTRUMENTS

The Company has international operations and is thus subject to foreign currency rate fluctuations.  To manage the risk of changes in foreign currency rates, the Company periodically enters into derivative contracts comprised of foreign currency forward contracts to hedge its asset and liability foreign currency exposure and a portion of its foreign currency operating expenses.  Approximately 99% of the Company’s sales are U.S. Dollar denominated.  To date, the exposure related to foreign exchange rate volatility has not been material to the Company's operating results.  As of March 31, 2010 and 2009, the Company had no foreign currency derivatives outstanding.  The Company recognized an immaterial amount of net realized losses on foreign currency derivatives in the three months ended March 31, 2010.

20.	NET INCOME PER COMMON SHARE

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Year Ended March 31,
	2010	2009	2008

Net income	$217,005	$245,587	$296,793
Weighted average common shares outstanding	183,642	183,158	207,220
Dilutive effect of stock options and RSUs	3,697	3,336	4,828
Dilutive effect of convertible debt	---	294	---
Weighted average common and common equivalent shares outstanding	187,339	186,788	212,048
Basic net income per common share	$1.18	$1.34	$1.43
Diluted net income per common share	$1.16	$1.31	$1.40

Weighted average common shares exclude the effect of antidilutive options.  For the year ended March 31, 2010, the number of option shares that were antidilutive were 4,109,841.  For the year ended March 31, 2009, the number of option shares that were antidilutive were 3,685,806.  For the year ended March 31, 2008, the number of option shares that were antidilutive were 127,219.

Diluted net income per common share for the year ended March 31, 2010 does not include any incremental shares issuable upon the exchange of the debentures (see Note 11). The debentures will have no impact on diluted net income per common share until the average price of the Company's common stock exceeds the conversion price because the principal amount of the debentures will be settled in cash upon conversion. Prior to conversion, the Company will include, in the diluted net income per common share calculation, the effect of the additional shares that may be issued when the Company's common stock price exceeds the conversion price, using the treasury stock method.  The weighted average conversion price per share used in calculating the dilutive effect of the convertible debt for the year ended March 31, 2010 was $31.16.

21.	QUARTERLY RESULTS (UNAUDITED)

The following table presents the Company's selected unaudited quarterly operating results for the eight quarters ended March 31, 2010.  The Company believes that all adjustments of a normal recurring nature have been made to present fairly the related quarterly results (in thousands, except per share amounts):

Fiscal 2010	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Net sales	$192,949	$226,661	$250,099	$278,020	$947,729
Gross profit	96,435	123,340	145,996	168,471	534,242
Operating income	31,178	52,726	72,568	88,487	244,959
Net income	27,368	44,485	69,403	75,749	217,005
Diluted net income per common share	0.15	0.24	0.37	0.40	1.16

Fiscal 2009 (as adjusted)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Net sales	$268,172	$269,706	$192,166	$173,253	$903,297
Gross profit	163,597	164,153	104,787	83,967	516,504
Operating income	86,632	87,181	40,474	19,041	233,328
Net income	75,547	75,720	72,356	21,964	245,587
Diluted net income per common share	0.40	0.40	0.39	0.12	1.31

Refer to Note 3, Special Charges, for an explanation of the special charge in the first quarter of fiscal 2010 related to the Company’s patent license.  Refer to Note 3, Special Charges, for an explanation of the special charges in the fourth quarter of fiscal 2009 related to the Company’s patent license and in-process research and development expenses, as well as expenses associated with the abandonment of the Atmel acquisition.  Refer to Note 10, Income Taxes, for an explanation of the benefit  related to an IRS settlement in the third quarter of fiscal 2010, the benefit related to an IRS settlement and change in tax regulations in the third quarter of fiscal 2009 and a tax benefit from the reinstatement of the R&D tax credit in the third quarter of fiscal 2009.

22.	SUPPLEMENTAL FINANCIAL INFORMATION

Cash paid for income taxes amounted to $9.8 million, $8.8 million and $25.2 million during the years ended March 31, 2010, 2009 and 2008, respectively.  Cash paid for interest on borrowings amounted to $24.4 million and $25.0 million during the years ended March 31, 2010 and 2009, respectively.  There was no cash paid for interest on borrowings in the year ended March 31, 2008.

A summary of additions and deductions related to the allowance for doubtful accounts for the years ended March 31, 2010, 2009 and 2008 follows (amounts in thousands):

	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions (1)	Balance at End of Year
Allowance for doubtful accounts:
2010	$3,176	$90	$(157)	$3,109
2009	3,152	132	(108)	3,176
2008	3,544	---	(392)	3,152

(1) Deductions represent uncollectible accounts written off, net of recoveries.

23.           DIVIDENDS

On October 28, 2002, the Company announced that its Board of Directors had approved and instituted a quarterly cash dividend on its common stock.  The initial quarterly dividend of $0.02 per share was paid on December 6, 2003 in the amount of $4.1 million.  The Company has continued to pay quarterly dividends and has increased the amount of such dividends on a regular basis.  Cash dividends paid per share amounted to $1.359, $1.346 and $1.205 during the years ended March 31, 2010, 2009 and 2008, respectively.  Total dividend payments amounted to $249.6 million, $246.7 million and $252.0 million during the years ended March 31, 2010, 2009 and 2008, respectively.

24.           TRANSACTION WITH SILICON STORAGE TECHNOLOGY, INC. (SST)

On February 2, 2010, the Company entered into an Agreement and Plan of Merger to acquire SST.  Subsequent to signing the initial Agreement and Plan of Merger, additional offers to acquire SST were made by third parties, and the Company entered into a First Amendment to the Agreement and Plan of Merger on February 22, 2010, and a Second Amendment to the Agreement and Plan of Merger on March 2, 2010 (the Second Amendment).  As part of the Second Amendment, the Company acquired 19.9% of the outstanding shares of SST through the purchase of newly issued shares of common stock at a price of $3.05 per share, the then fair value of the shares.  Additionally, as part of the Second Amendment, the Company agreed that in the event its offer to acquire SST at $3.05 per share was superseded by a superior offer by another party, the Company's profit on the shares, and the termination fee under the agreement would not exceed a threshold (the Profit Cap) established in the Second Amendment .  Any profits exceeding this threshold would be paid by the Company to SST in cash, or by remitting shares equal in value to the excess profits.  Finally, the Second Amendment gave the Company the right, but not the obligation, to require SST to repurchase the shares acquired (the 19.9% ownership shares), at a price of $3.05 per share in the event the acquisition was not completed (the Put Right).

The Company accounted for the Profit Cap and Put Right as a compound embedded derivative, and valued this derivative taking into account the likelihood the derivative would become operable, since both the Profit Cap and the Put Right are contingent upon the acquisition of SST not occurring.  The Company concluded that the fair value of the derivative at the acquisition date and at March 31, 2010 were immaterial.  The Company has accounted for the investment in shares of SST as an available-for-sale security, and as the value of the shares at March 31, 2010 was the same as that at the acquisition date, no unrealized gains or losses were recognized.  On April 8, 2010, the Company acquired the remaining outstanding shares of SST for $3.05 per share in a merger transaction as discussed below.

25.           SUBSEQUENT EVENTS

On April 8, 2010, the Company closed its acquisition of SST in a merger transaction for $3.05 per share, or $353.8 million, including the $58.4 million of SST shares acquired on March 8, 2010.  This business acquisition will be accounted for under the purchase method of accounting.  The Company is in the process of completing the purchase price allocation.

On May 24, 2010, the Company consummated the sale of certain non-core assets from its SST acquistion.  The sale included inventory, equipment, intellectual property and certain other assets and liabilities associated with various product lines.