Form 10-Q
period 2010-11-08
MICROCHIP TECHNOLOGY INC
filed 2010-11-08
CIK 827054

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010.

OR

	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number:  0-21184

MICROCHIP TECHNOLOGY INCORPORATED
(Exact Name of Registrant as Specified in Its Charter)

Delaware	86-0629024
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

2355 W. Chandler Blvd., Chandler, AZ  85224-6199
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). (Check One)
Yes ☐	No ☒

Shares Outstanding of Registrant's Common Stock
Class	Outstanding at October 29, 2010
Common Stock, $0.001 par value	186,824,448 shares

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES

Item 1.                      Financial Statements

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(unaudited)

ASSETS
	September 30,	March 31,
	2010	2010
Cash and cash equivalents	$423,721	$492,130
Short-term investments	955,047	722,193
Accounts receivable, net	202,754	137,806
Inventories	166,569	116,579
Prepaid expenses	20,061	13,068
Deferred tax assets	97,671	77,810
Assets held for sale	1,109	---
Other current assets	50,373	51,383
Total current assets	1,917,305	1,610,969

Property, plant and equipment, net	517,668	493,039
Long-term investments	190,152	317,215
Goodwill	49,355	40,338
Intangible assets, net	81,320	35,527
Other assets	52,570	19,225

Total assets	$2,808,370	$2,516,313

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable	$73,882	$44,238
Accrued liabilities	103,976	60,211
Deferred income on shipments to distributors	132,282	98,941
Total current liabilities	310,140	203,390

Junior convertible debentures	344,085	340,672
Long-term income tax payable	100,527	57,140
Deferred tax liability	402,378	376,713
Other long-term liabilities	14,074	5,018

Stockholders' equity:

Preferred stock, $0.001 par value; authorized 5,000,000 shares; no shares issued or outstanding	---	---

Common stock, $0.001 par value; authorized 450,000,000 shares; 218,789,994 shares issued and 186,822,616 shares outstanding at September 30, 2010; 218,789,994 shares issued and 185,329,144 shares outstanding at March 31, 2010	187	185
Additional paid-in capital	1,272,037	1,276,822
Retained earnings	1,331,984	1,266,699
Accumulated other comprehensive income	1,790	3,032
Common stock held in treasury: 31,967,378 shares at September 30, 2010; 33,460,850 shares at March 31, 2010	(968,832)	(1,013,358)
Total stockholders' equity	1,637,166	1,533,380

Total liabilities and stockholders' equity	$2,808,370	$2,516,313
See accompanying notes to condensed consolidated financial statements

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2010	2009	2010	2009
Net sales	$382,271	$226,661	$739,396	$419,610
Cost of sales (1)	157,266	103,321	306,948	199,835
Gross profit	225,005	123,340	432,448	219,775

Operating expenses:
Research and development (1)	43,720	29,568	84,250	57,204
Selling, general and administrative (1)	57,584	41,046	114,796	77,429
Special charges	558	---	1,033	1,238
	101,862	70,614	200,079	135,871

Operating income	123,143	52,726	232,369	83,904
Losses on equity method investments	(43)	---	(95)	---
Other income (expense):
Interest income	4,070	4,479	8,416	7,781
Interest expense	(8,045)	(8,030)	(15,784)	(15,549)
Other, net	1,873	2,107	1,372	7,801

Income from continuing operations before income before taxes	120,998	51,282	226,278	83,937
Income tax provision	16,250	6,797	29,653	12,084
Net income from continuing operations	104,748	44,485	196,625	71,853
Discontinued operations:
Loss from discontinued operations before income taxes	(1,756)	---	(4,055)	---
Income tax benefit	(88)	---	(76)	---
Net loss from discontinued operations	(1,668)	---	(3,979)	---
Net income	$103,080	$44,485	$192,646	$71,853

Basic net income per common share – continuing operations	$0.56	$0.24	$1.06	$0.39
Basic net loss per common share – discontinued operations	(0.01)	---	(0.02)	---
Basic net income per common share	$0.55	$0.24	$1.04	$0.39
Diluted net income per common share – continuing operations	$0.55	$0.24	$1.03	$0.39
Diluted net loss per common share – discontinued operations	(0.01)	---	(0.02)	---
Diluted net income per common share	$0.54	$0.24	$1.01	$0.39
Dividends declared per common share	$0.343	$0.339	$0.685	$0.678
Basic common shares outstanding	186,303	183,190	185,922	183,023
Diluted common shares outstanding	190,704	186,922	190,388	186,224

(1) Includes share-based compensation expense as follows:
Cost of sales	$1,743	$1,869	$3,708	$3,579
Research and development	3,025	3,108	6,192	6,097
Selling, general and administrative	4,157	4,523	8,476	8,822

See accompanying notes to condensed consolidated financial statements

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six months ended September 30,

	2010	2009
Cash flows from operating activities:
Net income	$192,646	$71,853
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	52,976	45,298
Deferred income taxes	13,294	6,261
Share-based compensation expense related to equity incentive plans	18,376	18,498
Excess tax benefit from share-based compensation	---	(709)
Convertible debt derivatives - revaluation and amortization	57	152
Amortization of convertible debenture issuance costs	110	247
Amortization of debt discount on convertible debentures	3,356	3,067
Losses on equity method investments	95	---
Gain on sale of assets	(39)	---
Special charge	---	1,238
Sales of trading securities, net	---	86,970
Gain on trading securities	---	(7,425)
Unrealized impairment loss on available-for-sale investments	841	1,642
Changes in operating assets and liabilities:
Increase in accounts receivable	(18,503)	(18,126)
(Increase) decrease in inventories	(10,035)	23,050
Increase in deferred income on shipments to distributors	31,019	2,330
Increase in accounts payable and accrued liabilities	3,328	11,137
Change in other assets and liabilities	3,926	(2,391)
Net cash provided by operating activities	291,447	243,092

Cash flows from investing activities:
Purchases of available-for-sale investments	(796,877)	(551,394)
Sales and maturities of available-for-sale investments	693,760	532,034
Purchase of Silicon Storage Technology, Inc., net of cash received	(112,707)	---
Investment in other assets	(1,433)	(4,893)
Proceeds from sale of assets	28,430	---
Capital expenditures	(65,937)	(9,733)
Net cash used in investing activities	(254,764)	(33,986)

Cash flows from financing activities:
Payment of cash dividend	(127,361)	(124,074)
Proceeds from sale of common stock	22,269	8,975
Excess tax benefit from share-based compensation	---	709
Net cash used in financing activities	(105,092)	(114,390)
Net (decrease) increase in cash and cash equivalents	(68,409)	94,716
Cash and cash equivalents at beginning of period	492,130	446,329
Cash and cash equivalents at end of period	$423,721	$541,045

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC).  The information furnished herein reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods reported.  With the exception of certain adjustments associated with the acquisition of Silicon Storage Technology, Inc. (SST), all such adjustments are, in the opinion of management, of a normal recurring nature.  Certain information and footnote disclosures normally included in audited consolidated financial statements have been condensed or omitted pursuant to such SEC rules and regulations.  It is suggested that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2010.  The results of operations for the three months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2011 or for any other period.

As further discussed in Note 3, on April 8, 2010, the Company completed its acquisition of SST and the Company's fiscal 2011 financial results include SST's results beginning April 9, 2010.

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

(3)           Acquisition of Silicon Storage Technology, Inc.

On April 8, 2010, the Company acquired SST, a public company based in Sunnyvale, California, in a merger transaction for $3.05 per share, or a total of $353.8 million, which included $295.4 million of cash consideration for the outstanding shares of SST common stock, and $58.4 million of SST shares acquired by the Company on March 8, 2010.  The fair value of the SST shares held by the Company on April 8, 2010 was equal to the fair value at March 8, 2010, the date the shares were acquired, and the Company did not recognize any gain or loss on such shares.  The SST business acquired included a variety of different business units including a licensing business focused on opportunities in the embedded control market, a microcontroller business, a variety of memory businesses and a Wi-Fi business. The Company's primary reason for this acquisition was to gain access to SST's SuperFlash® technology and extensive patent portfolio, which it believes are critical building blocks for advanced microcontrollers.

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

The table below represents the preliminary allocation of the purchase price to the acquired net assets based on their estimated fair values as of April 8, 2010, as well as the associated estimated useful lives of acquired intangible assets at that date.  The table below has been adjusted in the current quarter to reflect a change in the Company's intentions with respect to certain businesses of SST, which were presented as held-for-sale at June 30, 2010, but are no longer held for sale.

April 8, 2010
(in thousands)
Assets acquired
Cash and cash equivalents	$182,735
Short-term investments	12,069
Accounts receivable, net	44,820
Inventories	39,962
Deferred tax assets	22,899
Other current assets	6,877
Long-term investments	54,342
Property, plant and equipment, net	6,623
Non-marketable equity investments	27,372
Other assets	3,634
Goodwill	9,017
Purchased intangible assets	50,930
Assets held for sale	23,761
Total assets acquired	485,041

Liabilities assumed
Accounts payable	(28,906)
Accrued liabilities	(40,914)
Deferred income on shipments to distributors	(2,322)
Long-term income tax payable	(36,466)
Deferred tax liability	(17,599)
Other liabilities	(4,990)
Total liabilities assumed	(131,197)
Purchase price allocated	$353,844

Purchased Intangible Assets	Useful Life	April 8, 2010
	(in years)	(in thousands)

Core/developed technology	5-10	$32,900
In-process research and development	10	900
Trademarks and trade names	5	1,730
Customer-related	10	13,100
Backlog	1	2,300
		$50,930

As of the date of acquisition, the gross contractual amount of trade accounts receivable acquired was $44.8 million.

Purchased intangible assets include core and developed technology, in-process research and development, trademarks and trade names, customer-related intangibles and acquisition-date backlog.  The preliminary estimated fair values of the core and developed technology and in-process research and development were determined based on the present value of the expected cash flows to be generated by the respective existing technology or future technology.  The core and developed technology intangible assets are being amortized on a technology-by-technology basis with the amortization recorded for each technology commensurate with the expected cash flows used in the initial determination of fair value.  In-process research and development is capitalized until such time the related projects are completed or abandoned at which time the capitalized amounts will begin to be amortized or written off.

Trademarks and trade names include SST's corporate trade name as well as the SuperFlash trademark.  The preliminary estimated fair value of the trademarks and trade names was determined based on the income approach, using the relief from royalty methodology.  Trademarks and trade names are being amortized using the straight-line method, which management believes is materially consistent with the pattern of benefit to be realized by these assets.

Customer-related intangible assets consist of SST's contractual relationships and customer loyalty related to the distributor and end-customer relationships, and the preliminary fair values of the customer-related intangibles were determined based on the projected revenues for the licensing entity and the microcontroller entity.  An analysis of expected attrition and revenue growth for existing customers was prepared from SST's historical customer information.  A similar analysis was performed for the acquired intangible assets related to the business units held for sale.  Customer relationships are being amortized in a manner consistent with the estimated cash flows associated with the existing customers and anticipated retention rates. Backlog relates to the value of orders not yet shipped by SST at the acquisition date, and the preliminary fair values were based on the estimated profit associated with those orders.  Backlog related assets are being recognized commensurate with recognition of the revenue for the orders on which the backlog intangible assets were determined.  Amortization expense associated with acquired intangible assets is not deductible for tax purposes.  Thus, approximately $2.0 million was established as a net deferred tax liability for the future amortization of the intangible assets.

Contingent liabilities were recorded in the amount of $13.0 million, as an adverse outcome was determined to be probable and estimable at the acquisition date.  The Company was not able to determine the fair value of these contingencies, and as such, the amount recorded reflects the Company's estimate of the outcome of these matters.  At September 30, 2010, there were no changes to the amount recognized at the acquisition date related to these contingencies.  The amount recorded is presented within accrued liabilities.

The amount of continuing SST revenue and earnings included in the condensed consolidated statements of income for the three months ended September 30, 2010 was $60.2 million and $10.3 million, respectively.  The amount of continuing SST revenue and earnings included in the condensed consolidated statements of income for the period April 9, 2010 to September 30, 2010 was $114.9 million and $17.4 million, respectively.

The following unaudited pro-forma consolidated results of operations for the three and six month-periods ended September 30, 2010 and 2009 assume the SST acquisition occurred as of April 1 of each year and have been restated for the operations of SST that have been discontinued.  The pro forma results of operations are presented for informational purposes only and are not indicative of the results of operations that would have been achieved if the acquisition had taken place on April 1, 2010 and April 1, 2009 or of results that may occur in the future (amounts in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2010	2009	2010	2009
Total revenue	$382,271	$288,607	$746,918	$530,473
Net income	104,748	43,609	197,252	59,968
Basic earnings per share	$0.56	$0.24	$1.06	$0.33
Diluted earnings per share	$0.55	$0.23	$1.04	$0.32

(4)           Discontinued Operations and Assets Held for Sale

Discontinued operations includes the following product families that were acquired in the acquisition of SST:  NAND Drives, NAND controllers, Smart Card ICs, Combo Memory, Concurrent SuperFlash, Small-Sector Flash and many-time Programmable Flash memories and certain serial NOR Flash products from 512K to 64MB density in the geographic regions of Taiwan, China, Hong Kong, Singapore, Malaysia, Thailand, Indonesia, Vietnam and Philippines.  These product lines have been marketed for sale since the acquisition of SST on April 8, 2010 based on management's decision regarding them not being a strategic fit into the Company's product portfolio.  On May 21, 2010, the Company completed a transaction to sell the NAND Drives, NAND controllers, Smart Card ICs, Combo Memory, Concurrent SuperFlash, Small-Sector Flash and many-time Programmable Flash memories to Greenliant Systems Ltd.  The sale price in this transaction was determined by management to represent fair value, and accordingly, no gain or loss was recognized on the sale of the net assets.  In this sale, the Company disposed of approximately $23.6 million of assets held for sale, primarily comprised of inventory, property, plant and equipment, intangible assets and non-marketable securities.  On July 8, 2010, the Company granted an exclusive limited license for the manufacture of certain Serial NOR-Flash products to Professional Computer Technology, Ltd. ("PCT").  The license to PCT is limited to the industry segments of optical disc drives, set top boxes, electronic books, video games, digital displays, DVD player/recorder, notebook computers, netbooks, desktop computers, PC monitors, mass storage devices, printers/scanners/copiers/faxes, PC-CAM, point of sale devices, graphic cards, servers/clients/workstations, and mobile phones.  PCT has no license to sell these products to any other industry segment or geographic region other than those listed above.  Certain multi-national customers are excluded from this license.

For financial statement purposes, the results of operations for these discontinued businesses have been segregated from those of the continuing operations and are presented in the Company's condensed consolidated financial statements as discontinued operations and the net assets of the remaining discontinued business have been presented as assets held for sale.

At the time of the acquisition, the Company determined that it would hold SST's SuperFlash Memory and RF businesses as assets held for sale, in addition to other businesses that the Company has sold since the acquisition date.  After operating the SST business for two quarters, the Company found synergies between SST's RF business and the Company's wireless, microcontroller and analog businesses.  On the memory side, after divesting the low margin business to PCT, the Company had substantially improved the gross margin for the rest of the SuperFlash Memory business.  The Company also determined that running some volume on the memory business is critical to proving out the SuperFlash technology before it can be licensed.  As a result, the Company decided to integrate the SuperFlash Memory and RF businesses of SST into the ongoing businesses of Microchip.

The results of discontinued operations for the three and six months ended September 30, 2010 are as follows (in thousands):

	Three Months Ended September 30, 2010	Six Months Ended September 30, 2010
Net sales	$8,288	$24,813
Cost of sales	9,871	25,192
Operating expenses	173	3,676
Income tax benefit	(88)	(76)
Net loss from discontinued operations	$(1,668)	$(3,979)

Assets held for sale as of September 30, 2010 include a building in Macao being actively marketed for sale with a net book value of $1.1 million.

(5)           Special Charges

During the three and six months ended September 30, 2010, the Company incurred $0.6 million and $1.0 million, respectively, of severance-related and office closing costs associated with the acquisition of SST.  See Note 3 for more information related to this acquisition.

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

(6)           Segment Information

In connection with the acquisition of SST, the Company re-evaluated its segment reporting, based on the nature of the products and services provided to customers, and the information provided to the Company's chief operating decision maker.  Based on that evaluation, the Company determined its reporting segments include semiconductor products and licensing technology.  The licensing technology segment is a result of the acquisition of SST, and thus for the three and six months ended September 30, 2009, net sales and gross profit are solely attributable to the semiconductor product segment.  The Company does not allocate operating expenses, interest income, interest expense, other income or expense, or provision for or benefit from income taxes to these segments for internal reporting purposes, as the Company does not believe that allocating these expenses is beneficial in evaluating segment performance.  Additionally, the Company does not allocate assets to segments for internal reporting purposes as it does not manage its segments by such metrics.

The following table represents revenues and gross profit for each segment (in thousands):

	Three Months Ended September 30, 2010		Six Months Ended September 30, 2010
	Net Sales	Gross Profit	Net Sales	Gross Profit
Semiconductor products	$364,999	$208,728	$706,767	$401,832
Licensing technology	17,272	16,277	32,629	30,616
	$382,271	$225,005	$739,396	$432,448

(7)           Investments

The Company's investments are intended to establish a high-quality portfolio that preserves principal, meets liquidity needs, avoids inappropriate concentrations, and delivers an appropriate yield in relationship to the Company's investment guidelines and market conditions.  The following is a summary of available-for-sale and marketable equity securities at September 30, 2010 (amounts in thousands):

	Available-for-sale Securities
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Government agency bonds	$500,446	$664	$67	$501,043
Municipal bonds	56,463	252	---	56,715
Auction rate securities	13,311	---	---	13,311
Corporate bonds and debt	526,496	6,310	57	532,749
Marketable equity securities	49,346	---	7,965	41,381
	$1,146,062	$7,226	$8,089	$1,145,199

At September 30, 2010, the Company's available-for-sale and marketable equity securities are presented on the condensed consolidated balance sheets as short-term investments of $955.0 million and long-term investments of $190.2 million.

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

At September 30, 2010, $13.3 million of the fair value of the Company's investment portfolio was invested in auction rate securities (ARS).  With the continuing liquidity issues in the global credit and capital markets, the Company's ARS have experienced multiple failed auctions.  In September 2007, auctions for $24.9 million of the original purchase value of the Company's investments in ARS first failed.  While the Company continues to earn interest on these investments based on a pre-determined formula with spreads tied to particular interest rate indices, the estimated market value for these ARS no longer approximates the original purchase value.

The $24.9 million in failed auctions noted above have continued to fail through the filing date of this report.  The fair value of the failed ARS of $13.3 million has been estimated based on market information and estimates determined by management and could change significantly based on market conditions.  The Company evaluated the impairments in the value of these ARS, determining its intent to sell these securities prior to the recovery of its amortized cost basis resulted in the securities being other-than-temporarily impaired and has recognized an impairment charge on these investments of $0.4 million and $0.8 million in the three and six months ended September 30, 2010.

As of the quarter ended June 30, 2010, the Company had investments in student loan-backed ARS of $7.1 million.  In November 2008, the Company executed an ARS rights agreement (the Rights) with the broker through which the Company purchased the $7.1 million in ARS that provided (i) the Company with the right to put these ARS back to the broker at par anytime during the period from June 30, 2010 through July 2, 2012, and (ii) the broker with the right to purchase or sell the ARS at par on the Company’s behalf anytime through July 2, 2012.  The Company accounted for the acceptance of the Rights as the receipt of a put option for no consideration and recognized a gain with a corresponding recognition as a long-term investment.  The Company exercised its Rights to sell the $7.1 million in ARS at par to the broker on June 30, 2010 and received full cash settlement for the transaction on July 1, 2010, and as of the quarter ended September 30, 2010, no longer had positions in these ARS, or the related put option.

The Company believes that, based on its current unrestricted cash, cash equivalents and short-term investment balances, the current lack of liquidity in the credit and capital markets for ARS will not have a material impact on its liquidity, cash flow or ability to fund its operations.

At September 30, 2010, the Company evaluated its investment portfolio and noted unrealized losses of $0.1 million which were due to fluctuations in interest rates and credit market conditions.  Management does not believe any of the unrealized losses represent other-than-temporary impairment based on its evaluation of available evidence as of September 30, 2010, except for the ARS described above.  The Company's intent is to hold these investments until these assets are no longer impaired.  For those investments not scheduled to mature until after September 30, 2010, such recovery is not anticipated to occur in the next year and these investments have been classified as long-term investments.

The amortized cost and estimated fair value of the available-for-sale securities at September 30, 2010, by maturity, excluding marketable equity securities of $41.4 million and corporate debt of $3.5 million, which have no contractual maturity, are shown below (amounts in thousands).  Expected maturities can differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties, and the Company views its available-for-sale securities as available for current operations.

	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale
Due in one year or less	$168,822	$845	$2	$169,665
Due after one year and through five years	911,082	6,381	122	917,341
Due after five years and through ten years	---	---	---	---
Due after ten years	13,311	---	---	13,311
	$1,093,215	$7,226	$124	$1,100,317

During the quarter ended September 30, 2010, the Company had no net realized gains or losses from sales of available-for-sale securities compared to net realized losses of $0.2 million in the quarter ended June 30, 2010.  During the quarter ended September 30, 2009, the Company had a realized gain of $7,000 from sales of available-for-sale securities compared to no realized gains or losses in the quarter ended June 30, 2009.

Marketable Equity Investments

The Company acquired investments in public companies as part of the SST acquisition valued at $47.1 million at the time of acquisition.  These public companies are listed on the Taiwan Stock Exchange and include: King Yuan Electronics Company Limited (KYE); Insyde Software Corporation (Insyde); Powertech Technology, Incorporated (PTI); and Professional Computer Technology, Ltd. (PCT).  As of the quarter ended September 30, 2010, approximately $1.0 million and $40.3 million of these investments have been included in short-term and long-term available-for-sale investments, respectively, based upon management's intent to hold such securities until recovery.  Cash dividends and other distributions of earnings from the investees, if any, are included in other income at the date of record.  The Company has classified the shares owned in these companies as marketable securities.  As of September 30, 2010, the Company had an unrealized loss in other comprehensive income of $8.0 million on these marketable securities, which the Company has determined to be a temporary impairment.

Non-marketable Equity Investments

As part of the acquisition of SST, the Company acquired certain investments in privately held companies with a carrying value of $29.7 million at the date of the acquisition.  These investments had a carrying value of $27.4 million at September 30, 2010 and June 30, 2010.  The investments in privately held companies are accounted for using the cost or the equity method of accounting, as appropriate.  Each period the Company evaluates whether an event or change in circumstances has occurred that may indicate an investment has been impaired.  If upon further investigation of such events the Company determines the investment has suffered a decline in value that is other than temporary, the Company writes down the investment to its estimated fair value.  At September 30, 2010, the Company determined there were no such impairments.  These investments are included in other assets on the condensed consolidated balance sheet.

A summary of the non-marketable equity investments during the quarter ended September 30, 2010 is as follows:

	June 30, 2010 Carrying Value	Sold		Equity Method Adjustments		September 30, 2010 Carrying Value
Grace Semiconductor Manufacturing Corp.	$15,200	$	---	$	---	$15,200
Apacer Technology, Inc.	8,100		---		---	8,100
Others	4,072		---		6	4,078
Total	$27,372	$	---		$6	$27,378

The Company's non-marketable equity investments include an investment in Grace Semiconductor Manufacturing Corporation (GSMC), a privately held Cayman Islands company.  GSMC has a wholly owned subsidiary, Grace, which is a wafer foundry with operations in Shanghai, China.  The investment in GSMC had a fair-value of $15.2 million as of April 8, 2010, the acquisition date of SST.  At September 30, 2010, the investment is valued at cost.  The investment in GSMC includes Series D preferred shares valued at $14.4 million, common shares valued at $0.6 million and Series D options valued at $0.2 million.  The Company does not have any long-term obligations to purchase products from GSMC and is not obligated to provide GSMC with any additional financing.

Also included in non-marketable equity investments is an investment in Apacer Technology, Inc. (Apacer).  Apacer, a privately held Taiwanese company, is a memory module manufacturer.  The investment in Apacer had a fair-value of $8.1 million as of April 8, 2010.  At September 30, 2010, the investment is valued at cost.  The Company is not obligated to provide Apacer with any additional financing.

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

Level 2 – Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3 – Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis at September 30, 2010 are as follows (amounts in thousands):

	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)		Total Balance
Assets
Money market fund deposits	$98,497	$	---	$	---	$98,497
Deposit accounts	---		325,224		---	325,224
Government agency bonds	---		501,043		---	501,043
Municipal bonds	---		56,715		---	56,715
Auction rate securities	---		---		13,311	13,311
Corporate bonds & debt	---		529,249		3,500	532,749
Marketable equity securities	41,381		---		---	41,381
Total assets measured at fair value	$139,878		$1,412,231		$16,811	$1,568,920

For Level 3 valuations, the Company estimated the fair value of its ARS based on the following: (i) the underlying structure of each security; (ii) the present value of future principal and interest payments discounted at rates considered to reflect current market conditions; (iii) consideration of the probabilities of default, auction failure, or repurchase at par for each period; and (iv) estimates of the recovery rates in the event of default for each security.  The estimated fair values that are categorized as Level 3 as well as the marketable equity securities could change significantly based on future market conditions.

The following tables present a reconciliation for all assets and liabilities measured at fair value on a recurring basis, excluding accrued interest components, using significant unobservable inputs (Level 3) for the three and six months ended September 30, 2010 (amounts in thousands):

	Auction Rate Securities	Put Option on Auction Rate Securities		Corporate Debt	Total Gains (Losses)
Balance at June 30, 2010	$20,396		$453	$3,500	$	---
Total gains or losses (realized and unrealized):
Included in earnings	65		(453)	---		(388)
Included in other comprehensive income (loss)	---		---	---		---
Purchases, sales, issuances, and settlements, net	(7,150)		---			---
Transfer into Level 3	---		---	---		---
Transfer out of Level 3	---		---	---		---
Balance at September 30, 2010	$13,311	$	---	$3,500		$(388)

	Auction Rate Securities	Put Option on Auction Rate Securities		Corporate Debt		Total Gains (Losses)
Balance at March 31, 2010	$37,237		$1,814	$	---	$	---
Total gains or losses (realized and unrealized):
Included in earnings	974		(1,814)		---		(840)
Included in other comprehensive income (loss)	---		---		---		---
Purchases, sales, issuances, and settlements, net	(24,900)		---		3,500		---
Transfer into Level 3	---		---		---		---
Transfer out of Level 3	---		---		---		---
Balance at September 30, 2010	$13,311	$	---		$3,500		$(840)

Assets and liabilities measured at fair value on a recurring basis are presented/classified on the condensed consolidated balance sheets at September 30, 2010 as follows (amounts in thousands):

	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)		Total Balance
Assets
Cash and cash equivalents	$98,497	$325,224	$	---	$423,721
Short-term investments	1,035	954,012		---	955,047
Long-term investments	40,346	132,995		16,811	190,152
Total assets measured at fair value	$139,878	$1,412,231		$16,811	$1,568,920

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

The carrying values for financial investments not recorded at fair value on a recurring basis as of September 30, 2010 were as follows:

	June 30, 2010 Carrying Value	Sold		Equity Method Adjustments		September 30, 2010 Carrying Value
Non-marketable cost method investments	$26,384	$	---	$	---	$26,384
Non-marketable equity method investments	988		---		6	994
	$27,372	$	---		$6	$27,378

(9)           Fair Value of Financial Instruments

The carrying amount of cash equivalents approximates fair value because their maturity is less than three months.  The carrying amount of short-term and long-term investments approximates fair value as the securities are marked to market as of each balance sheet date with any unrealized gains and losses reported in stockholders' equity.  The carrying amount of equity and cost-method investments approximates fair value at September 30, 2010 due to the short period of time that has elapsed since the recognition of these assets at fair value.  The carrying amount of accounts receivable, accounts payable and accrued liabilities approximates fair value due to the short-term maturity of the amounts.  The fair value of the Company's junior subordinated convertible debentures was $1,259.3 million at September 30, 2010, based on the trading price of the bonds, compared to the carrying value of $344.1 million.  See Note 15 for additional information regarding the carrying value of the Company's junior subordinated convertible debentures.

(10)         Accounts Receivable

Accounts receivable consists of the following (amounts in thousands):

	September 30, 2010	March 31, 2010
Trade accounts receivable	$204,640	$140,340
Other	1,293	575
	205,933	140,915
Less allowance for doubtful accounts	3,179	3,109
	$202,754	$137,806

(11)	Inventories

The components of inventories consist of the following (amounts in thousands):

	September 30, 2010	March 31, 2010
Raw materials	$6,683	$4,912
Work in process	129,318	100,607
Finished goods	30,568	11,060
	$166,569	$116,579

Inventory impairment charges establish a new cost basis for inventory and charges are not subsequently reversed to income even if circumstances later suggest that increased carrying amounts are recoverable.

(12)         Intangible Assets and Goodwill

Intangible assets consist of the following (amounts in thousands):

	September 30, 2010
	Gross Amount	Accumulated Amortization	Net Amount
Developed technology	$83,411	$(22,174)	$61,237
Customer-related	13,100	(929)	12,171
Trademarks and trade names	1,730	(164)	1,566
Backlog	2,300	(1,099)	1,201
In-process technology	3,800	---	3,800
Distribution rights	5,236	(3,891)	1,345
	$109,577	$(28,257)	$81,320

	March 31, 2010
	Gross Amount	Accumulated Amortization	Net Amount
Developed technology	$49,009	$(17,979)	$31,030
In-process technology	2,900	---	2,900
Distribution rights	5,236	(3,639)	1,597
	$57,145	$(21,618)	$35,527

The Company amortizes intangible assets over their expected useful lives, which range between 1 and 20 years.  In the six-month period ended September 30, 2010, the Company acquired $34.4 million of developed technology which has a weighted average amortization period of 10 years, $13.1 million of customer-related intangible assets with an amortization period of 10 years, $1.7 million of trademarks and trade names with an amortization period of 5 years, $2.3 million of intangible assets related to backlog with an amortization period of one year, and $0.9 million of in-process technology which will begin amortization once the technology reaches technological feasibility.  The following is an expected amortization schedule for the intangible assets for the remainder of fiscal year 2011 through fiscal year 2015, absent any future acquisitions or impairment charges (amounts in thousands):

Year Ending March 31,	Projected Amortization Expense
2011	$ 6,477
2012	12,914
2013	12,961
2014	12,351
2015	12,282

Amortization expense attributed to intangible assets was $3.7 million and $6.7 million for the three and six months ended September 30, 2010, respectively, and $0.9 million and $1.8 million for the three and six months ended September 30, 2009, respectively.  The Company found no indication of impairment of its intangible assets for the six months ended September 30, 2010.

Goodwill activity for the six months ended September 30, 2010 was as follows (amounts in thousands):

Balance at March 31, 2010	$40,338
Additions due to the acquisition of SST	9,017
Balance at September 30, 2010	$49,355

The Company is still in the process of allocating goodwill to its reporting units.

The Company found no indication of impairment on its goodwill balance during the six months ended September 30, 2010 and, absent future indicators of impairment, the next annual impairment test will be performed in the fiscal fourth quarter.

(13)           Property, Plant and Equipment

Property, plant and equipment consists of the following (amounts in thousands):

	September 30, 2010	March 31, 2010
Land	$39,671	$39,671
Building and building improvements	369,439	349,964
Machinery and equipment	1,281,439	1,190,548
Projects in process	82,014	84,254
	1,772,563	1,664,437
Less accumulated depreciation and amortization	1,254,895	1,171,398
	$517,668	$493,039

Depreciation expense attributed to property, plant and equipment was $23.9 million and $46.3 million for the three and six months ended September 30, 2010, respectively, and $21.8 million and $43.5 million for the three and six months ended September 30, 2009, respectively.

(14)         Income Taxes

The provision for income taxes reflects tax on foreign earnings and federal and state tax on U.S. earnings.  The Company had an effective tax rate from continuing operations of 13.4% for the six-month period ended September 30, 2010 and an effective tax rate of 14.4% for the six-month period ended September 30, 2009.  The Company's effective tax rate is lower than statutory rates in the U.S. due primarily to its mix of earnings in foreign jurisdictions with lower tax rates.

At March 31, 2010, the Company had $57.1 million of unrecognized tax benefits.  Unrecognized tax benefits increased by $40.6 million in the six months ended September 30, 2010 compared to March 31, 2010 primarily as a result of the unrecognized tax benefits acquired in the acquisition of SST, the ongoing accrual for uncertain tax positions and the accrual of deficiency interest on these positions.

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

(15)         2.125% Junior Subordinated Convertible Debentures

The Company's $1.15 billion principal amount of 2.125% junior subordinated convertible debentures due December 15, 2037, are subordinated in right of payment to any future senior debt of the Company and are effectively subordinated in right of payment to the liabilities of the Company's subsidiaries.  The debentures are convertible, subject to certain conditions, into shares of the Company's common stock at an initial conversion rate of 29.2783 shares of common stock per $1,000 principal amount of debentures, representing an initial conversion price of approximately $34.16 per share of common stock.  As of September 30, 2010, none of the conditions allowing holders of the debentures to convert had been met.  As a result of cash dividends paid since the issuance of the debentures, the conversion rate has been adjusted to 33.7620 shares of common stock per $1,000 of principal amount of debentures, representing a conversion price of approximately $29.62 per share of common stock.

As the debentures can be settled in cash upon conversion, for accounting purposes, the debentures were bifurcated into a liability component and an equity component, which are initially recorded at fair value.  The carrying value of the equity component at September 30, 2010 and at March 31, 2010 was $822.4 million.  The estimated fair value of the liability component of the debentures at the issuance date was $327.6 million, resulting in a debt discount of $822.4 million.  The unamortized debt discount was $805.4 million at September 30, 2010 and $808.7 million at March 31, 2010.  The carrying value of the debentures was $344.1 million at September 30, 2010 and $340.7 million at March 31, 2010.  The remaining period over which the unamortized debt discount will be recognized as non-cash interest expense is 27.25 years.  In the three and six months ended September 30, 2010, the Company recognized $1.7 million and $3.4 million, respectively, in non-cash interest expense related to the amortization of the debt discount.  In the three and six months ended September 30, 2009, the Company recognized $1.6 million and $3.1 million, respectively, in non-cash interest expense related to the amortization of the debt discount.  The Company recognized $6.1 million and $12.2 million of interest expense related to the 2.125% coupon on the debentures in the three and six months ended September 30, 2010 and 2009, respectively.

The debentures also include certain embedded features related to the contingent interest payments, the Company making specific types of distributions (e.g., extraordinary dividends), the redemption feature in the event of changes in tax law, and penalty interest in the event of a failure to maintain an effective registration statement.  These features qualify as derivatives and are bundled as a compound embedded derivative that is measured at fair value.  The fair value of the derivative as of September 30, 2010 was $0.7 million, compared to the value at March 31, 2010 of $0.7 million, resulting in no addition or reduction of interest expense in the six months ended September 30, 2010.  The balance of the debentures on the Company's condensed consolidated balance sheet at September 30, 2010 of $344.1 million includes the fair value of the embedded derivative.

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

The Company's technology license agreements generally include an indemnification clause that indemnifies the licensee against liability and damages (including legal defense costs) arising from any claims of patent, copyright, trademark or trade secret infringement by the Company's proprietary technology.  The terms of these guarantees approximate the terms of the technology license agreements, which typically range from five to ten years.  The Company's current license agreements expire from 2010 through 2020.  The possible amount of future payments the Company could be required to make based on agreements that specify indemnification limits, if such indemnifications were required on all of these agreements, is approximately $75.0 million.  There are some licensing agreements in place that do not specify indemnification limits.  The Company has not recorded any liabilities related to these indemnification obligations as of September 30, 2010.

(17)         Derivative Instruments

The Company has international operations and is thus subject to foreign currency rate fluctuations.  To manage the risk of changes in foreign currency rates, the Company periodically enters into derivative contracts comprised of foreign currency forward contracts to hedge its asset and liability foreign currency exposure and a portion of its foreign currency operating expenses.  Approximately 99% of the Company's sales are U.S. Dollar denominated.  To date, the exposure related to foreign exchange rate volatility has not been material to the Company's operating results.  As of September 30, 2010 and March 31, 2010, the Company had no foreign currency derivatives outstanding.  The Company recognized an immaterial amount of net realized gains on foreign currency derivatives in the three and six-month periods ended September 30, 2010 and September 30, 2009.

(18)	Comprehensive Income

Comprehensive income consists of net income offset by net unrealized gains and losses on available-for-sale investments.  The components of other comprehensive income and related tax effects were as follows (amounts in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2010	2009	2010	2009
Change in unrealized gains and losses on investments, net of tax effect of $1,265, $(432), $(3,252) and $(975), respectively.	$6,043	$68	$(1,242)	$37

Comprehensive income was $109.1 million and $191.4 million for the three and six-month periods ended September 30, 2010, respectively, and $44.6 million and $71.9 million for the three and six-month periods ended September 30, 2009, respectively.

(19)           Employee Benefit Plans

Share-Based Compensation Expense

The following table presents details of share-based compensation expense (amounts in thousands):

	Three Months Ended September 30,				Six Months Ended September 30,
	2010		2009		2010		2009
Cost of sales	$1,743	(1)	$1,869	(1)	$3,708	(1)	$3,579	(1)
Research and development	3,025		3,108		6,192		6,097
Selling, general and administrative	4,157		4,523		8,476		8,822
Pre-tax effect of share-based compensation	8,925		9,500		18,376		18,498
Income tax benefit	1,114		1,235		2,276		2,405
Net income effect of share-based compensation	$7,811		$8,265		$16,100		$16,093

(1) During the three and six months ended September 30, 2010, $1.7 million and $3.7 million, respectively, was capitalized to inventory and $1.7 million and $3.7 million, respectively, of previously capitalized inventory was sold.  During the three and six months ended September 30, 2009, $1.8 million and $3.6 million, respectively, was capitalized to inventory and $1.9 million and $3.6 million, respectively, of previously capitalized inventory was sold.

The amount of unearned share-based compensation currently estimated to be expensed in the remainder of fiscal 2011 through fiscal 2015 related to unvested share-based payment awards at September 30, 2010 is $56.3 million.  The weighted average period over which the unearned share-based compensation is expected to be recognized is approximately 2.18 years.

Combined Incentive Plan Information

The total intrinsic value of restricted stock units (RSUs) which vested during the three and six months ended September 30, 2010 was $7.1 million and $13.7 million, respectively.  The aggregate intrinsic value of RSUs outstanding at September 30, 2010 was $154.4 million, calculated based on the closing price of the Company's common stock of $31.45 per share on September 30, 2010.  At September 30, 2010, the weighted average remaining expense recognition period was 2.24 years.

The weighted average fair value per share of the RSUs awarded is calculated based on the fair market value of the Company's common stock on the respective grant dates discounted for the Company's expected dividend yield.  The weighted average fair value per share of RSUs awarded in the three and six-month periods ended September 30, 2010 was $23.45 and $23.49, respectively.  The weighted average fair value per share of RSUs awarded in the three and six-month period ended September 30, 2009 was $19.10 and $18.08, respectively.

The total intrinsic value of options exercised during the three and six months ended September 30, 2010 was $3.6 million and $5.7 million, respectively.  This intrinsic value represents the difference between the fair market value of the Company's common stock on the date of exercise and the exercise price of each equity award.

The aggregate intrinsic value of options outstanding and options exercisable at September 30, 2010 was $50.8 million.  The aggregate intrinsic values were calculated based on the closing price of the Company's common stock of $31.45 per share on September 30, 2010.

As of September 30, 2010 and 2009, the number of option shares exercisable was 7,493,700 and 8,930,713, respectively, and the weighted average exercise price per share was $24.74 and $24.24, respectively.

There were no stock options granted in the three-month period ended September 30, 2010.  The weighted average fair value per share of stock options granted in the three-month period ended September 30, 2009 was $5.90.  There were no stock options granted in the three-month periods ended June 30, 2010 and 2009.

(20)        Net Income Per Common Share

The following table sets forth the computation of basic and diluted net income per common share from continuing operations (in thousands, except per share amounts):

	Three Months Ended September 30,		Six Months Ended September 30,
	2010	2009	2010	2009
Net income from continuing operations	$104,748	$44,485	$196,625	$71,853
Weighted average common shares outstanding	186,303	183,190	185,922	183,023
Dilutive effect of stock options and RSUs	4,401	3,732	4,466	3,201
Dilutive effect of convertible debt	---	---	---	---
Weighted average common and potential common shares outstanding	190,704	186,922	190,388	186,224
Basic net income per common share – continuing operations	$0.56	$0.24	$1.06	$0.39
Diluted net income per common share – continuing operations	$0.55	$0.24	$1.03	$0.39

Diluted net income per common share for continuing operations for the three and six-month periods ended September 30, 2010 and 2009 does not include any incremental shares issuable upon the exchange of the debentures (see Note 15).  The debentures have no impact on diluted net income per common share unless the average price of the Company's common stock exceeds the conversion price because the principal amount of the debentures will be settled in cash upon conversion.  Prior to conversion, the Company will include, in the diluted net income per common share calculation, the effect of the additional shares that may be issued when the Company's common stock price exceeds the conversion price using the treasury stock method.  The weighted average conversion price per share used in calculating the dilutive effect of the convertible debt for the three and six months ended September 30, 2010 was $29.81 and $29.99, respectively.

Diluted net loss per common share for discontinued operations for the three and six-month periods ended September 30, 2010 was $(0.01) and $(0.02), respectively.

Weighted average common shares exclude the effect of anti-dilution option shares.  As of the three and six-month periods ended September 30, 2010, the number of option shares that were antidilutive was 353,184 and 432,134, respectively.  As of the three and six-month periods ended September 30, 2009, the number of option shares that were antidilutive was 4,250,079 and 6,033,106, respectively.

(21)	Dividends

A quarterly cash dividend of $0.343 per share was paid on September 2, 2010 in the aggregate amount of $63.9 million.  A quarterly cash dividend of $0.344 per share was declared on November 4, 2010 and will be paid on December 2, 2010 to stockholders of record as of November 18, 2010.  The Company expects the December 2, 2010 payment of its quarterly cash dividend to be approximately $64.1 million.  The Company declared a second dividend of $0.345 per share on November 4, 2010 which will be paid on December 27, 2010 to shareholders of record on December 13, 2010.  This dividend is an acceleration of the dividend that would normally be paid in March 2011.  The Company expects the December 27, 2010 dividend payment to be approximately $64.3 million.

[Remainder of page intentionally left blank.]

 Item 2.                      Management's Discussion and Analysis of Financial Condition and Results of Operations

This report, including "Part I – Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Part II - Item 1A Risk Factors" contains certain forward-looking statements that involve risks and uncertainties, including statements regarding our strategy, financial performance and revenue sources.  We use words such as "anticipate," "believe," "plan," "expect," "future," "intend" and similar expressions to identify forward-looking statements.  Our actual results could differ materially from the results anticipated in these forward-looking statements as a result of certain factors including those set forth under "Risk Factors," beginning at page 40 and elsewhere in this Form 10-Q.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  You should not place undue reliance on these forward-looking statements.  We disclaim any obligation to update information contained in any forward-looking statement.  These forward-looking statements include, without limitation, statements regarding the following:

•	The effects that adverse global economic conditions and fluctuations in the global credit and equity markets may have on our financial condition and results of operations;
•	The effects and amount of competitive pricing pressure on our product lines;
•	Our ability to moderate future average selling price declines;
•	The effect of product mix, capacity utilization, yields, and fixed cost absorption on gross margin;
•	The amount of changes in demand for our products and those of our customers;
•	The level of orders that will be received and shipped within a quarter;
•	The effect that distributor and customer inventory holding patterns will have on us;
•	Our belief that customers recognize our products and brand name and use distributors as an effective supply channel;
•	Our belief that deferred cost of sales will have low risk of material impairment;
•	Our belief that our direct sales personnel combined with our distributors provide an effective means of reaching our customer base;
•	Our ability to increase the proprietary portion of our analog and interface product lines and the effect of such an increase;
•	The impact of any supply disruption we may experience;
•	Our ability to effectively utilize our facilities at appropriate capacity levels and anticipated costs;
•	That we adjust capacity utilization to respond to actual and anticipated business and industry-related conditions;
•	That our existing facilities and planned expansion activities provide sufficient capacity to respond to increases in demand;
•	That manufacturing costs will be reduced by transition to advanced process technologies;
•	Our expectation that our wafer fabs will operate at high levels with no under-absorption of fixed costs;
•	Our ability to maintain manufacturing yields;
•	Continuing our investments in new and enhanced products;
•	Our ability to attract and retain qualified personnel;
•	The cost effectiveness of using our own assembly and test operations;
•	Our anticipated level of capital expenditures;
•	Continuation and amount of quarterly cash dividends;
•	The sufficiency of our existing sources of liquidity;
•	The impact of seasonality on our business;
•	The accuracy of our estimates used in valuing employee equity awards;
•	That the resolution of legal actions will not harm our business, and the accuracy of our assessment of the probability of loss and range of potential loss;
•	That the idling of assets will not impair the value of such assets;
•	The recoverability of our deferred tax assets;
•	The adequacy of our tax reserves to offset any potential tax liabilities, having the appropriate support for our income tax positions and the accuracy of our estimated tax rate;
•	Our belief that the expiration of any tax holidays will not have a material impact;
•	The accuracy of our estimates of the useful life and values of our property, assets, and other liabilities;
•	The adequacy of our patent strategy;
•	Our ability to obtain patents and intellectual property licenses and minimize the effects of litigation;
•	The level of risk we are exposed to for product liability claims;

•	The amount of labor unrest, public health issues, political instability, governmental interference and changes in general economic conditions that we experience;
•	The effect of fluctuations in market interest rates on income and/or cash flows;
•	The effect of fluctuations in currency rates;
•	Our ability to collect accounts receivable;
•	Our ability to hold our fixed income investments and certain auction rate securities (ARS) until the market recovers, and the immaterial impact this will have on our liquidity;
•	The accuracy of our estimates used in valuing our available-for-sale securities;
•	Our belief that unrealized losses in our investment portfolio do not represent other-than-temporary impairment;
•	The accuracy of our estimation of the cost effectivity of our insurance coverage;
•	Our belief that our activities are conducted in compliance with various regulations not limited to environmental and export compliance; and
•	Our ability and intent to settle the principal amount of the junior subordinated convertible debentures in cash.

We begin our Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) with a summary of Microchip's overall business strategy to give the reader an overview of the goals of our business and the overall direction of our business and products.  This is followed by a discussion of the Critical Accounting Policies and Estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results.  We then discuss our Results of Operations for the three and six months ended September 30, 2010 compared to the three and six months ended September 30, 2009.  We then provide an analysis of changes in our balance sheet and cash flows, and discuss our financial commitments in sections titled "Liquidity and Capital Resources," "Contractual Obligations" and "Off-Balance Sheet Arrangements."

Strategy

Our goal is to be a worldwide leader in providing specialized semiconductor products for a wide variety of embedded control applications.  Our strategic focus is on embedded control products, which include microcontrollers, high-performance linear and mixed signal devices, power management and thermal management devices, interface devices, Serial EEPROMs, and our patented KeeLoq® security devices.  We provide highly cost-effective embedded control products that also offer the advantages of small size, high performance, low voltage/power operation and ease of development, enabling timely and cost-effective embedded control product integration by our customers.  With the acquisition of SST, we have added Flash-IP solutions and SuperFlash memory products to our strategic focus.  Our Flash-IP is targeted for use in the manufacture of advanced microcontroller products.

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

We are committed to continuing our investment in new and enhanced products, including development systems, and in our design and manufacturing process technologies.  We believe these investments are significant factors in maintaining our competitive position.  Our current research and development activities focus on the design of new microcontrollers, digital signal controllers, memory and mixed-signal products, Flash-IP solutions, new development systems, software and application-specific software libraries.  We are also developing new design and process technologies to achieve further cost reductions and performance improvements in our products.

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

We sell the majority of the items in our product catalog to our distributors worldwide at a uniform list price.  However, distributors resell our products to end customers at a very broad range of individually negotiated price points.  The majority of our distributors' resales require a reduction from the original list price paid.  Often, under these circumstances, we remit back to the distributor a portion of their original purchase price after the resale transaction is completed in the form of a credit against the distributors' outstanding accounts receivable balance.  The credits are on a per unit basis and are not given to the distributor until they provide information to us regarding the sale to their end customer.  The price reductions vary significantly based on the customer, product, quantity ordered, geographic location and other factors and discounts to a price less than our cost have historically been rare.  The effect of granting these credits establishes the net selling price to our distributors for the product and results in the net revenue recognized by us when the product is sold by the distributors to their end customers.  Thus, a portion of the "deferred income on shipments to distributors" balance represents the amount of distributors' original purchase price that will be credited back to the distributor in the future.  The wide range and variability of negotiated price concessions granted to distributors does not allow us to accurately estimate the portion of the balance in the deferred income on shipments to distributors account that will be credited back to the distributors.  Therefore, we do not reduce deferred income on shipments to distributors or accounts receivable by anticipated future concessions; rather, price concessions are typically recorded against deferred income on shipments to distributors and accounts receivable when incurred, which is generally at the time the distributor sells the product.  At September 30, 2010, we had approximately $195.7 million of deferred revenue and $63.4 million in deferred cost of sales recognized as $132.3 million of deferred income on shipments to distributors.  At March 31, 2010, we had approximately $148.4 million of deferred revenue and $49.5 million in deferred cost of sales recognized as $98.9 million of deferred income on shipments to distributors.  The deferred income on shipments to distributors that will ultimately be recognized in our income statement will be lower than the amount reflected on the balance sheet due to additional price credits to be granted to the distributors when the product is sold to their customers.  These additional price credits historically have resulted in the deferred income approximating the overall gross margins that we recognize in the distribution channel of our business.

Distributor advances, reflected as a reduction of deferred income on shipments to distributors on our condensed consolidated balance sheets, totaled $68.8 million at September 30, 2010 and $57.5 million at March 31, 2010.  On sales to distributors, our payment terms generally require the distributor to settle amounts owed to us for an amount in excess of their ultimate cost.  The sales price to our distributors may be higher than the amount that the distributors will ultimately owe us because distributors often negotiate price reductions after purchasing the product from us and such reductions are often significant.  It is our practice to apply these negotiated price discounts to future purchases, requiring the distributor to settle receivable balances, on a current basis, generally within 30 days, for amounts originally invoiced.  This practice has an adverse impact on the working capital of our distributors.  As such, we have entered into agreements with certain distributors whereby we advance cash to the distributors to reduce the distributor's working capital requirements.  These advances are reconciled at least on a quarterly basis and are estimated based on the amount of ending inventory as reported by the distributor multiplied by a negotiated percentage.  Such advances have no impact on our revenue recognition or our condensed consolidated statements of income.  We process discounts taken by distributors against our deferred income on shipments to distributors' balance and true-up the advanced amounts generally after the end of each completed fiscal quarter.  The terms of these advances are set forth in binding legal agreements and are unsecured, bear no interest on unsettled balances and are due upon demand.  The agreements governing these advances can be cancelled by us at any time.

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

Business Combinations

All of our business combinations are accounted for at fair value under the acquisition method of accounting. Under the acquisition method of accounting, (i) acquisition-related costs, except for those costs incurred to issue debt or equity securities, will be expensed in the period incurred; (ii) non-controlling interests will be valued at fair value at the acquisition date; (iii) IP R&D will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; (iv) restructuring costs associated with a business combination will be expensed subsequent to the acquisition date; and (v) changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date will be recognized through income tax expense or directly in contributed capital.  We acquired SST on April 8, 2010 in a business combination that is accounted for under the acquisition method of accounting.  At June 30, 2010, we completed a preliminary purchase price allocation.  The estimated fair values of assets acquired and liabilities assumed were based on preliminary estimates and may change as we complete our analyses.  The difference between the purchase price and the preliminary fair value of net identifiable assets acquired was recorded as goodwill.  Upon finalization of the purchase price allocation, any resulting goodwill will be allocated to the reporting units.  Refer to Note 3 for a summary of the September 30, 2010 preliminary purchase price allocation.

Share-Based Compensation

We measure fair value and recognize compensation expense for all share-based payment awards, including grants of employee stock options, RSUs and employee stock purchase rights, to be recognized in our financial statements based on their respective grant date fair values.  Total share-based compensation during the six months ended September 30, 2010 was $18.4 million, of which $14.7 million was reflected in operating expenses.  Total share-based compensation reflected in cost of sales during the six months ended September 30, 2010 was $3.7 million.  Total share-based compensation included in our inventory balance was $3.2 million at September 30, 2010.

Determining the appropriate fair-value model and calculating the fair value of share-based awards at the date of grant requires judgment.  The fair value of our RSUs is based on the fair market value of our common stock on the date of grant discounted for expected future dividends.  We use the Black-Scholes option pricing model to estimate the fair value of employee stock options and rights to purchase shares under employee stock purchase plans.  Option pricing models, including the Black-Scholes model, also require the use of input assumptions, including expected volatility, expected life, expected dividend rate, and expected risk-free rate of return.  We use a blend of historical and implied volatility based on options freely traded in the open market as we believe this is more reflective of market conditions and a better indicator of expected volatility than using purely historical volatility.  The expected life of the awards is based on historical and other economic data trended into the future.  The risk-free interest rate assumption is based on observed interest rates appropriate for the terms of our awards.  The dividend yield assumption is based on our history and expectation of future dividend payouts.  We estimate the number of share-based awards which will be forfeited due to employee turnover.  Quarterly changes in the estimated forfeiture rate can have a significant effect on reported share-based compensation, as the effect of adjusting the rate for all expense amortization after April 1, 2006 is recognized in the period the forfeiture estimate is changed.  If the actual forfeiture rate is higher or lower than the estimated forfeiture rate, then an adjustment is made to increase or decrease the estimated forfeiture rate, which will result in a decrease or increase to the expense recognized in our financial statements.  If forfeiture adjustments are made, they would affect our gross margin, research and development expenses, and selling, general, administrative expenses.  The effect of forfeiture adjustments through the second quarter of fiscal 2011 was immaterial.

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

In periods where our production levels are substantially below our normal operating capacity, such as in the first half of fiscal 2010, the reduced production levels of our manufacturing facilities are charged directly to cost of sales.  Approximately $20.6 million was charged to cost of sales through the second quarter of fiscal 2010 as a result of decreased production in our wafer fabs.  There were no such charges in the first or second quarter of fiscal 2011.

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

The credit markets experienced significant deterioration and uncertainty beginning in the second half of fiscal 2008.  If these conditions recur, or we experience any additional ratings downgrades on any investments in our portfolio (including our ARS), we may incur additional impairments to our investment portfolio, which could negatively affect our financial condition, cash flow and reported earnings.

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

If the fair value of an investment is below our carrying value, we determine if the investment is other than temporarily impaired based on our quantitative and qualitative analysis, which includes assessing the severity and duration of the impairment and the likelihood of recovery before disposal.  If the investment is considered to be other than temporarily impaired, we write down the investment to its fair value.  There were no impairments to our non-marketable investments during the quarter ended September 30, 2010.

Income Taxes

As part of the process of preparing our condensed consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate.  This process involves estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes.  These differences result in deferred tax assets and liabilities, which are included within our condensed consolidated balance sheets.  We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income within the relevant jurisdiction and to the extent we believe that recovery is not likely, we must establish a valuation allowance.  We have not provided for a valuation allowance because we believe that it is more likely than not that our deferred tax assets will be recovered from future taxable income.  Should we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.  At September 30, 2010, our gross deferred tax asset was $97.7 million.

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

Property, Plant and Equipment

Property, plant and equipment are stated at cost.  Major renewals and improvements are capitalized, while maintenance and repairs are expensed when incurred.  At September 30, 2010, the carrying value of our property and equipment totaled $517.7 million, which represented 18.4% of our total assets.  This carrying value reflects the application of our property and equipment accounting policies, which incorporate estimates, assumptions and judgments relative to the useful lives of our property and equipment.  Depreciation is provided on a straight-line basis over the estimated useful lives of the related assets, which range from 5 to 7 years on manufacturing equipment, from 10 to 15 years on leasehold improvements and approximately 30 years on buildings.

We began production activities at Fab 4 on October 31, 2003.  We began to depreciate the Fab 4 assets as they were placed in service for production purposes.  As of September 30, 2010, all of the buildings and supporting facilities were being depreciated as well as the manufacturing equipment that had been placed in service.  All manufacturing equipment that was not being used in production activities was maintained in projects in process and is not being depreciated until it is placed into service since management believes there will be no change to its utility from the present time until it is placed into productive service.  The lives to be used for depreciating this equipment at Fab 4 will be evaluated at such time as the assets are placed in service.  We do not believe that the temporary idling of such assets has impaired the estimated life or carrying values of the underlying assets.

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

Junior Subordinated Convertible Debentures

We separately account for the liability and equity components of our junior subordinated convertible debentures in a manner that reflects our nonconvertible debt (unsecured debt) borrowing rate when interest cost is recognized.  This results in a bifurcation of a component of the debt, classification of that component in equity and the accretion of the resulting discount on the debt to be recognized as part of interest expense in our condensed consolidated statements of operations.  Additionally, certain embedded features of the debentures qualify as derivatives and are bundled as a compound embedded derivative that is measured at fair value.  Lastly, we include the dilutive effect of the shares of our common stock issuable upon conversion of the outstanding junior subordinated convertible debentures in our diluted income per share calculation regardless of whether the market price trigger or other contingent conversion feature has been met.  We apply the treasury stock method as we have the intent and current ability to settle the principal amount of the junior subordinated convertible debentures in cash.  This method results in incremental dilutive shares when the average fair value of our common stock for a reporting period exceeds the conversion price per share which was $29.62 at September 30, 2010 and adjusts as dividends are recorded in the future.

Contingencies

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

Significant Developments in Our Business

On April 8, 2010, we acquired Silicon Storage Technology, Inc. (SST), a public company based in Sunnyvale, California, in a merger transaction for $3.05 per share, or a total of $353.8 million, which included $295.4 million of cash consideration for the outstanding shares of SST common stock, and $58.4 million of SST shares acquired by us on March 8, 2010.  The fair value of the SST shares held by us on April 8, 2010, was equal to the fair value at March 8, 2010, the date the shares were acquired, and we did not recognize any gain or loss on such shares.  The SST business acquired included a variety of different business units including a licensing business focused on opportunities in the embedded control market, a microcontroller business, a variety of memory businesses and a Wi-Fi business.  Our primary reason for this acquisition was to gain access to SST's SuperFlash technology and extensive patent portfolio, which we believe are critical building blocks for advanced microcontrollers.  See Note 3 of the notes to condensed consolidated financial statements for further discussion of our SST acquisition.

The amount of continuing SST revenue and earnings included in the condensed consolidated statements of income for the three months ended September 30, 2010 was $60.2 million and $10.3 million, respectively.  The amount of continuing SST revenue and earnings included in the condensed consolidated statements of income for the period April 9, 2010 to September 30, 2010 was $114.9 million and $17.4 million, respectively.

Results of Continuing Operations

The following table sets forth certain operational data as a percentage of net sales for the periods indicated:

	Three Months Ended September 30,		Six Months Ended September 30,
	2010	2009	2010	2009

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	41.1%	45.6%	41.5%	47.6%
Gross profit	58.9%	54.4%	58.5%	52.4%
Research and development	11.5%	13.0%	11.4%	13.6%
Selling, general and administrative	15.1%	18.1%	15.5%	18.5%
Special charge	0.1%	---%	0.2%	0.3%
Operating income	32.2%	23.3%	31.4%	20.0%

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

Our net sales for the quarter ended September 30, 2010 were $382.3 million, an increase of 7.0% from the previous quarter's sales of $357.1 million, and an increase of 68.7% from net sales of $226.7 million in the quarter ended September 30, 2009.  Our net sales for the six months ended September 30, 2010 were $739.4 million, an increase of 76.2% from net sales of $419.6 million in the six months ended September 30, 2009.  The increase in net sales in the quarter ended September 30, 2010 over the previous quarter was due primarily to improving semiconductor industry conditions and market share gains in our microcontroller and analog product lines.  The increases in net sales in the quarter ended September 30, 2010 compared to the quarter ended September 30, 2009, and for the six months ended September 30, 2010 compared to the six months ended September 30, 2009, were due primarily to improving semiconductor industry conditions, market share gains in our microcontroller and analog product lines, and an increase in net sales of $60.2 million and $114.9 million in the three and six months ended September 30, 2010, respectively, due to our acquisition of SST.  Average selling prices for our silicon products were essentially flat for the three-month period ended September 30, 2010 over the corresponding period of the previous fiscal year.  Average selling prices for our silicon products were down approximately 3% for the six-month period ended September 30, 2010 over the corresponding period of the previous fiscal year.  The number of units of our silicon products sold was up approximately 168% for the three-month period ended September 30, 2010 and 181% for the six-month period ended September 30, 2010 over the corresponding periods of the previous fiscal year.

The average selling prices and the unit volumes of our sales are impacted by the mix of our products sold and overall semiconductor market conditions.  Key factors related to the amount of net sales during the three and six-month periods ended September 30, 2010 include:

•	global economic conditions in the markets we serve;
•	semiconductor industry conditions;
•	our acquisition of SST;
•	inventory holding patterns of our customers;
•	increasing semiconductor content in our customers' products;
•	customers' increasing needs for the flexibility offered by our programmable solutions;
•	our new product offerings that have increased our served available market; and
•	continued market share gains.

Sales by product line for the three and six months ended September 30, 2010 and 2009 were as follows (dollars in thousands):

	Three Months Ended September 30, (unaudited)				Six Months Ended September 30, (unaudited)
	2010	%	2009	%	2010	%	2009	%
Microcontrollers	$256,720	67.2%	$184,144	81.2%	$501,907	67.9%	$342,061	81.5%
Memory products	61,878	16.2	19,294	8.5	116,888	15.8	35,817	8.5
Analog and interface products	46,401	12.1	23,223	10.3	87,972	11.9	41,732	10.0
Technology licensing	17,272	4.5	---	---	32,629	4.4	---	---
Total sales	$382,271	100.0%	$226,661	100.0%	$739,396	100.0%	$419,610	100.0%

Microcontrollers

Our microcontroller product line represents the largest component of our total net sales.  Microcontrollers and associated application development systems accounted for approximately 67.2% of our total net sales for the three-month period ended September 30, 2010 and approximately 67.9% of our total net sales for the six-month period ended September 30, 2010 compared to approximately 81.2% of our total net sales for the three-month period ended September 30, 2009 and approximately 81.5% of our total net sales for the six-month period ended September 30, 2009.  The reason for the decrease in our microcontroller sales as a percentage of our total sales is our acquisition of SST which resulted in a significant increase in our memory product and technology licensing sales.

Net sales of our microcontroller products increased approximately 39.4% in the three-month period ended September 30, 2010 and 46.7% in the six-month period ended September 30, 2010 compared to the three and six-month periods ended September 30, 2009.  These sales increases were driven primarily by improving semiconductor conditions in the end markets that we serve including the consumer, automotive, industrial control, communications and computing markets, as well as market share gains.

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

Memory Products

Sales of our memory products accounted for approximately 16.2% of our total net sales for the three-month period ended September 30, 2010 and approximately 15.8% of our total net sales in the six-month period ended September 30, 2010 compared to approximately 8.5% of our total net sales for each of the three and six-month periods ended September 30, 2009.  The reason for the increase in our memory product sales as a percentage of our total sales is the acquisition of SST's Super Flash memory products.

Net sales of our memory products increased approximately 220.7% in the three-month period ended September 30, 2010 and 226.3% in the six-month period ended September 30, 2010 compared to the three and six-month periods ended September 30, 2009.  Excluding the SST memory product sales, our memory products sales increased 36.8% in the three-month period ended September 30, 2010 and 38.0% in the six-month period ended September 30, 2010 compared to the prior year periods.  These sales increases were driven primarily by increased memory products revenue due to our acquisition of SST, improving semiconductor industry conditions and by customer demand conditions within the Serial EEPROM market which products comprise substantially all of our memory product net sales.

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

Analog and Interface Products

Sales of our analog and interface products accounted for approximately 12.1% of our total net sales for the three-month period ended September 30, 2010 and 11.9% of our total net sales for the six-month period ended September 30, 2010 compared to approximately 10.3% of our total net sales for the three-month period ended September 30, 2009 and 10.0% of our total net sales for the six-month period ended September 30, 2009.

Net sales of our analog and interface products increased approximately 99.8% in the three-month period ended September 30, 2010 and 110.8% in the six-month period ended September 30, 2010 compared to the three and six-month periods ended September 30, 2009.  These sales increases were driven primarily by improving semiconductor industry conditions, market share gains achieved within the analog and interface market and increased revenue due to the acquisition of SST.  Excluding the SST analog product sales, our analog and interface products sales increased 80.2% in the three-month period ended September 30, 2010 and 89.5% in the six-month period ended September 30, 2010 compared to the prior year periods.

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

Technology Licensing

Technology licensing revenue from our acquisition of SST includes a combination of royalties associated with SST's technology licensed for the manufacture of advanced microcontroller products and fees for engineering services.  Technology licensing accounted for approximately 4.5% of our total net sales for the three months ended September 30, 2010, and approximately 4.4% of our total net sales for the period April 9, 2010 through September 30, 2010.

Revenue from technology licensing can fluctuate over time due to semiconductor industry and general economic conditions.

Distribution

Distributors accounted for approximately 58% of our net sales in the three-month period ended September 30, 2010 and approximately 61% of our net sales in the three-month period ended September 30, 2009.  Distributors accounted for approximately 56% of our net sales in the six-month period ended September 30, 2010 and approximately 63% of our net sales in the six-month period ended September 30, 2009.  Our distributors focus primarily on servicing the product requirements of a broad base of diverse customers.  We believe that distributors provide an effective means of reaching this broad and diverse customer base.  We believe that customers recognize Microchip for its products and brand name and use distributors as an effective supply channel.

Our largest distributor accounted for approximately 10% of our net sales in the three-month period ended September 30, 2010 and approximately 11% of our net sales in the six-month period ended September 30, 2010 compared to approximately 12% of our net sales in each of the three and six-month periods ended September 30, 2009.

Generally, we do not have long-term agreements with our distributors and we, or our distributors, may terminate our relationships with each other with little or no advanced notice.  The loss of, or the disruption in the operations of, one or more of our distributors could reduce our future net sales in a given quarter and could result in an increase in inventory returns.

At September 30, 2010, our distributors maintained 34 days of inventory of our products compared to 41 days of inventory at March 31, 2010.  Over the past three fiscal years, the days of inventory maintained by our distributors have fluctuated between 31 days and 42 days.  We do not believe that inventory holding patterns at our distributors will materially impact our net sales, due to the fact that we recognize revenue based on sell-through for all our distributors.

Sales by Geography

Sales by geography for the three and six-month periods ended September 30, 2010 and 2009 were as follows (dollars in thousands):

	Three Months Ended September 30, (unaudited)				Six Months Ended September 30, (unaudited)
	2010	%	2009	%	2010	%	2009	%
Americas	$77,813	20.4%	$55,892	24.7%	$152,526	20.6%	$105,367	25.1%
Europe	81,472	21.3	54,482	24.0	159,130	21.5	104,003	24.8
Asia	222,986	58.3	116,287	51.3	427,740	57.9	210,240	50.1
Total sales	$382,271	100.0%	$226,661	100.0%	$739,396	100.0%	$419,610	100.0%

Our sales to foreign customers have been predominately in Asia and Europe, which we attribute to the manufacturing strength in those areas for automotive, communications, computing, consumer and industrial control products.  Americas sales include sales to customers in the U.S., Canada, Central America and South America.

Sales to foreign customers accounted for approximately 81% of our net sales in the three-month period ended September 30, 2010 and approximately 80% of our net sales in the six-month period ended September 30, 2010.  Sales to foreign customers accounted for approximately 78% of our net sales in the three-month period ended September 30, 2009 and approximately 77% of our net sales in the six-month period ended September 30, 2009.  Substantially all of our foreign sales are U.S. Dollar denominated.  The primary reason our sales to customers in Asia have increased in the three and six-month periods September 30, 2010 over the same periods last year was due to our acquisition of SST whose sales are primarily to Asian customers.  Further, sales to customers in Asia have generally increased over time due to many of our customers transitioning their manufacturing operations to Asia and growth in demand from the emerging Asian market.  Our sales force in the Americas and Europe supports a significant portion of the design activity for products which are ultimately shipped to Asia.

Gross Profit

Our gross profit was $225.0 million in the three months ended September 30, 2010 and $123.3 million in the three months ended September 30, 2009.  Our gross profit was $432.4 million in the six months ended September 30, 2010 and $219.8 million in the six months ended September 30, 2009.  Gross profit as a percent of sales was 58.9% in the three months ended September 30, 2010 and 54.4% in the three months ended September 30, 2009.  Gross profit as a percentage of sales was 58.5% in the six months ended September 30, 2010 and 52.4% in the six months ended September 30, 2009.

The most significant factors affecting our gross profit percentage in the periods covered by this report were:

•
production levels being at or above normal capacity levels in the three and six months ended September 30, 2010 and below the range of our normal capacity, resulting in under absorption of fixed costs, in the three and six months ended September 30, 2009;

•	the addition of licensing and SuperFlash Memory revenue in the three and six months ended September 30, 2010 as a result of our acquisition of SST;
•	for the three and six months ended September 30, 2010, inventory write-downs being lower than the gross margin impact of sales of inventory that was previously written down; and
•	for the three and six months ended September 30, 2009, inventory write-downs being higher than the gross margin impact of sales of inventory that was previously written down.

Other factors that impacted our gross profit percentage in the periods covered by this report include:

•	continual cost reductions in wafer fabrication and assembly and test manufacturing, such as new manufacturing technologies and more efficient manufacturing techniques;
•	lower depreciation as a percentage of cost of sales; and
•	fluctuations in the product mix of microcontrollers, proprietary and non-proprietary analog products and Serial EEPROM products resulting in lower overall average selling prices for our products.

We adjust our capacity utilization as required to respond to actual and anticipated business and industry-related conditions.  We operated at or above normal capacity levels, which we typically consider to be 90% to 95% of the actual capacity of the installed equipment, during the three and six months ended September 30, 2010.  During the three and six months ended September 30, 2009, as a result of adverse economic conditions, we operated below normal capacity levels.  As a result, approximately $8.5 million and $20.6 million was charged to cost of sales in the three and six-month periods ended September 30, 2009, respectively, as a result of decreased production.  In the future, if production levels are below normal capacity, we will charge cost of sales for the unabsorbed capacity.

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

Our overall inventory levels were $166.6 million at September 30, 2010, compared to $116.6 million at March 31, 2010.  We maintained 97 days of inventory on our balance sheet at September 30, 2010 compared to 97 days of inventory at March 31, 2010.  Our inventory levels at September 30, 2010 were at the low end of the range we have experienced over the past three years.  Our goal is to grow our inventory balances to more normalized levels over time.

We anticipate that our gross margins will fluctuate over time, driven primarily by capacity utilization levels, the overall mix of microcontroller, analog and interface, memory products and technology licensing revenue and the percentage of net sales of each of these products in a particular quarter, as well as manufacturing yields, fixed cost absorption, and competitive and economic conditions in the markets we serve.

At September 30, 2010, approximately 57% of our assembly requirements were performed in our Thailand facility compared to approximately 67% of our assembly requirements at September 30, 2009.  The percentage of our assembly work that is performed internally fluctuates over time based on supply and demand conditions in the semiconductor industry and our internal capacity capabilities.  Third-party contractors located in Asia perform the balance of our assembly operations.  At September 30, 2010, approximately 87% of our test requirements were performed in our Thailand facility compared to substantially all of our test requirements being performed in our Thailand facility over the same period last year.  We believe that the assembly and test operations performed at our Thailand facility provide us with significant cost savings when compared to contractor assembly and test costs, as well as increased control over these portions of the manufacturing process.  The primary reason for the decrease in the portion of assembly and test operations performed in our Thailand facility in fiscal 2011 over fiscal 2010 was due to our acquisition of SST who outsourced 100% of their assembly and test operations.

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

Research and Development (R&D)

R&D expenses for the three months ended September 30, 2010 were $43.7 million, or 11.5% of net sales, compared to $29.6 million, or 13.0% of net sales, for the three months ended September 30, 2009.  R&D expenses for the six months ended September 30, 2010 were $84.3 million, or 11.4% of net sales, compared to $57.2 million, or 13.6% of net sales, for the six months ended September 30, 2009.  We are committed to investing in new and enhanced products, including development systems software, and in our design and manufacturing process technologies.  We believe these investments are significant factors in maintaining our competitive position.  R&D costs are expensed as incurred.  Assets purchased to support our ongoing research and development activities are capitalized when related to products which have achieved technological feasibility or that have alternative future uses and are amortized over their expected useful lives.  R&D expenses include labor, depreciation, masks, prototype wafers, and expenses for the development of process technologies, new packages, and software to support new products and design environments.

R&D expenses increased $14.2 million, or 47.9%, for the three months ended September 30, 2010 over the same period last year.  R&D expenses increased $27.0 million or 47.3%, for the six months ended September 30, 2010 over the same period last year.  The primary reasons for the dollar increases in R&D costs over these periods were higher salary and bonus costs related to restoring previous reductions in compensation programs due to improving business conditions and an additional $13.0 million in costs from our acquisition of SST for the period April 9, 2010 through September 30, 2010.

Selling, General and Administrative

Selling, general and administrative expenses for the three months ended September 30, 2010 were $57.6 million, or 15.1% of net sales, compared to $41.0 million, or 18.1% of net sales, for the three months ended September 30, 2009.  Selling, general and administrative expenses for the six months ended September 30, 2010 were $114.8 million or 15.5% of net sales, compared to $77.4 million or 18.5% of net sales, for the six months ended September 30, 2009.  Selling, general and administrative expenses include salary and other expenses related to field sales, marketing and administrative personnel, advertising and promotional expenditures and legal expenses.  Selling, general and administrative expenses also include costs related to our direct sales force and field applications engineers who work in sales offices worldwide to stimulate demand by assisting customers in the selection and use of our products.

Selling, general and administrative expenses increased $16.5 million, or 40.3%, for the three months ended September 30, 2010 over the same period last year.  Selling, general and administrative expenses increased $37.4 million, or 48.3%, for the six months ended September 30, 2010 over the same period last year.  The primary reasons for the dollar increases in selling, general and administrative costs over these periods were higher salary and bonus costs related to restoring previous reductions in compensation programs due to improving business conditions and an additional $11.2 million in costs from our acquisition of SST for the period April 9, 2010 through September 30, 2010.

Special Charges

During the three and six months ended September 30, 2010, we incurred $0.6 million and $1.0 million, respectively, of severance-related and office closure costs associated with our acquisition of SST.

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

Other Income (Expense)

Interest income in the three-month period ended September 30, 2010 decreased to $4.1 million from $4.5 million in the three-month period ended September 30, 2009.  Interest income in the six-month period ended September 30, 2010 increased to $8.4 million from $7.8 million in the six-month period ended September 30, 2010.  The primary reason for the decrease in interest income in the three-month period ended September 30, 2010 over the same period last year was due to lower interest rates applying to our short-term investments.  The primary reason for the increase in interest income in the six-month period ended September 30, 2010 over the same period last year was a higher allocation of our investment portfolio to corporate bonds offsetting lower interest rates applying to our short-term investments.  Interest expense related to our 2.125% junior subordinated convertible debentures in the three and six-month periods ended September 30, 2010 was $8.0 and $15.8 million, respectively, compared to $8.0 million and $15.5 million, respectively, in the three and six-month periods ended September 30, 2009.  Other income, net in the three and six-month periods ended September 30, 2010 was $1.9 million and $1.4 million, respectively, compared to other income, net of $2.1 million and $7.8 million, respectively, in the three and six-month periods ended September 30, 2009.  The decrease in other income, net in the six-month period ended September 30, 2010 over the same period last year primarily relates to a $7.5 million gain on trading securities during the six-month period ended September 30, 2009 as a result of market fluctuations in the value of our trading securities and put options as described in Note 7 to our condensed consolidated financial statements.  There were no such gains or losses on trading securities during the three or six months ended September 30, 2010.

Provision for Income Taxes

Our provision for income taxes reflects tax on foreign earnings and federal and state tax on U.S. earnings.  We had an effective tax rate from continuing operations of 13.4% for the three-month period ended September 30, 2010 and 14.4% for the three-month period ended September 30, 2009.  Our effective tax rate is lower than statutory rates in the U.S. due primarily to our mix of earnings in foreign jurisdictions with lower tax rates.

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

Results of Discontinued Operations

As a result of the acquisition of SST, certain of the SST's product lines have been marketed for sale based on management's decision regarding them not being a strategic fit into our product portfolio.  The discontinued businesses include various memory product lines.  For financial statement purposes, the net assets and results of operations for these discontinued businesses have been segregated from those of the continuing operations and are presented in the our condensed consolidated financial statements as discontinued operations and assets held for sale.  On May 21, 2010, we completed a transaction to sell one of the businesses acquired from SST to Greenliant Systems, Ltd.  The sale price in this transaction was determined by management to represent fair value, and accordingly, no gain or loss was recognized on the sale of the net assets.  In this sale, we disposed of approximately $23.6 million of assets held for sale, primarily comprised of inventory, property, plant and equipment, intangible assets and non-marketable securities.  Consideration in the transaction was in the form of cash and notes receivable from Greenliant Systems, Ltd.  On July 8, 2010, we granted an exclusive limited license for certain Serial NOR-Flash products to PCT.  The license is limited to certain industry segments and geographic regions and excludes certain multinational customers.

At the time of the acquisition, we determined that we would hold SST's SuperFlash Memory and RF businesses as assets held for sale, in addition to other businesses that we have sold since the acquisition date.  After operating the SST business for two quarters, we found synergies between SST's RF business and our wireless, microcontroller and analog businesses.  On the memory side, after divesting the low margin business to PCT, we had substantially improved the gross margin for the rest of the SuperFlash Memory business.  We also determined that running some volume on the memory business is critical to proving out the SuperFlash technology before it can be licensed.  As a result, we decided to integrate the SuperFlash Memory and RF businesses of SST into our ongoing businesses.

The net loss from discontinued operations in the three and six-month periods ended September 30, 2010 was $1.7 million and $4.0 million, respectively.  At September 30, 2010, assets held for sale totaled $1.1 million.

Liquidity and Capital Resources

We had $1,568.9 million in cash, cash equivalents and short-term and long-term investments at September 30, 2010, an increase of $37.4 million from the March 31, 2010 balance.  The increase in cash, cash equivalents and short-term and long-term investments over this time period is primarily attributable to cash generated from operating activities being offset by dividend payments of $127.4 million in the six months ended September 30, 2010 and $112.7 million used to acquire SST.

Net cash provided from operating activities was $291.4 million for the six-month period ended September 30, 2010 compared to $243.1 million for the six-month period ended September 30, 2009.  The increase in cash flow from operations in the six-month period ended September 30, 2010 compared to the six-month period ended September 30, 2009 was primarily due to higher net income in the six-month period ended September 30, 2009 being partially offset by $87.0 million of trading securities which were sold in the June 2009 quarter.

During the six months ended September 30, 2010, net cash used in investing activities was $254.8 million.  During the six months ended September 30, 2009, net cash used in investing activities was $34.0 million.  The increase in net cash used in investing activities was due primarily to the purchase of SST on April 8, 2010 and higher capital expenditures in the six-month period ended September 30, 2010.

Net cash used in financing activities was $105.1 million for the six months ended September 30, 2010 compared to net cash used in financing activities of $114.4 million for the six months ended September 30, 2009.  Proceeds from the exercise of stock options and employee purchases under our employee stock purchase plans were $22.3 million for the six months ended September 30, 2010 and $9.0 million for the six months ended September 30, 2009.  We paid cash dividends to our shareholders of $127.4 million in the six months ended September 30, 2010 and $124.1 million in the six months ended September 30, 2009.  Excess tax benefits from share-based payment arrangements were $0.7 million in the six months ended September 30, 2009.  There were no excess tax benefits from share-based payment arrangements in the six months ended September 30, 2010.

Our level of capital expenditures varies from time to time as a result of actual and anticipated business conditions.  Capital expenditures in the six months ended September 30, 2010 were $65.9 million compared to $9.7 million for the six months ended September 30, 2009.  The higher capital expenditure activity in the six months ended September 30, 2010 compared to the same period in the prior fiscal year was primarily driven by increased production requirements due to the increases in revenue.  Capital expenditures are primarily for the expansion of production capacity and the addition of research and development equipment.  We currently intend to spend approximately $85 million during the next twelve months to invest in equipment and facilities to maintain, and selectively increase, capacity to meet our currently anticipated needs.

We expect to finance capital expenditures through our existing cash balances and cash flows from operations.  We believe that the capital expenditures anticipated to be incurred over the next twelve months will provide sufficient manufacturing capacity to meet our currently anticipated needs.

 We enter into derivative transactions from time to time in an attempt to reduce our exposure to currency rate fluctuations.  Although none of the countries in which we conduct significant foreign operations has had a highly inflationary economy in the last five years, there is no assurance that inflation rates or fluctuations in foreign currency rates in countries where we conduct operations will not adversely affect our operating results in the future.  At September 30, 2010, we had no foreign currency forward contracts outstanding.

On December 11, 2007, we announced that our Board of Directors had authorized the repurchase of up to an additional 10.0 million shares of our common stock in the open market or in privately negotiated transactions.  As of September 30, 2010, we had repurchased 7.5 million shares under this 10.0 million share authorization for a total of $234.7 million.  There is no expiration date associated with this program.  The timing and amount of future repurchases will depend upon market conditions, interest rates, and corporate considerations.

As of September 30, 2010, we held approximately 32.0 million shares as treasury shares.

On October 28, 2002, we announced that our Board of Directors had approved and instituted a quarterly cash dividend on our common stock.  A quarterly dividend of $0.343 per share was paid on September 2, 2010 in the aggregate amount of $63.9 million.  A quarterly dividend of $0.344 per share was declared on November 4, 2010 and will be paid on December 2, 2010 to stockholders of record as of November 18, 2010.  We expect the aggregate December 2, 2010 cash dividend to be approximately $64.1 million.  A second dividend of $0.345 cents per share was declared on November 4, 2010 and will be paid on December 27, 2010 to shareholders of record on December 13, 2010.  This dividend is an acceleration of the dividend that would normally be paid in March 2011.  We expect the aggregate December 27, 2010 cash dividend to be approximately $64.3 million.  Our Board is free to change our dividend practices at any time and to increase or decrease the dividend paid, or not to pay a dividend on our common stock on the basis of our results of operations, financial condition, cash requirements and future prospects, and other factors deemed relevant by our Board.  Our current intent is to provide for ongoing quarterly cash dividends depending upon market conditions and our results of operations.

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

Off-Balance Sheet Arrangements

As of September 30, 2010, we are not involved in any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Recently Issued Accounting Pronouncements

For a description of recently issued accounting pronouncements, refer to Note 2 of the Notes to Condensed Consolidated Financial Statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Our investment portfolio, consisting of fixed income securities, money market funds, cash deposits, and marketable securities that we hold on an available-for-sale basis, was $1,568.9 million as of September 30, 2010 compared to $1,475.9 million as of June 30, 2010, and we had no trading securities balance as of September 30, 2010 compared to $7.2 million as of June 30, 2010.  The available-for-sale securities, like all fixed income instruments, are subject to interest rate risk and will decline in value if market interest rates increase.  We have the ability to hold our fixed income investments until maturity and, therefore, we would not expect to recognize any material adverse impact in income or cash flows if market interest rates increase.

At September 30, 2010, $13.3 million of original purchase value of our investment portfolio was invested in ARS.  Historically, the carrying value of ARS approximated due to the frequent resetting of the interest rates.  If an auction fails for amounts we have invested, our investment will not be liquid.  With the continuing liquidity issues experienced in the global credit and capital markets, our ARS have experienced multiple failed auctions.  In September 2007, auctions for $24.9 million of the original purchase value of our investments in ARS had failed.  While we continue to earn interest on these investments based on a pre-determined formula with spreads tied to particular interest rate indices, the estimated market value for a portion of these ARS no longer approximates the original purchase value.

The $24.9 million in failed auctions have continued to fail through the filing date of this report.  The fair value of the failed ARS of $13.3 million has been estimated based on market information and estimates determined by management and could change significantly based on market conditions.  We evaluated the impairments in the value of these ARS, determining our intent to sell these securities prior to the recovery of our amortized cost basis resulted in the securities being other-than-temporarily impaired and have recognized an impairment charge on these investments of $0.4 million and $0.5 million, respectively, in the quarters ended September 30, 2010 and June 30, 2010.  If the issuers are unable to successfully close future auctions or if their credit ratings deteriorate further, we may be required to further adjust the carrying value of the investments through an additional impairment charge to earnings.

As of the quarter ended June 30, 2010, we had investments in student loan-backed ARS of $7.1 million.  In November 2008, we executed an ARS rights agreement (the Rights) with the broker through which we purchased the $7.1 million in ARS that provides (1) us with the right to put these ARS back to the broker at par anytime during the period from June 30, 2010 through July 2, 2012, and (2) the broker with the right to purchase or sell the ARS at par on our behalf anytime through July 2, 2012.  We accounted for the acceptance of the Rights as the receipt of a put option for no consideration and recognized a gain with a corresponding recognition as a long-term investment.  We exercised our Rights to sell the $7.1 million in ARS at par to the broker on June 30, 2010 and received full cash settlement for the transaction on July 1, 2010, and no longer have a position in these ARS as of the quarter ended September 30, 2010.

We continue to monitor the market for ARS and consider its impact, if any, on the fair market value of our investments.  If the market conditions for ARS deteriorate further, we may be required to record additional impairment charges.  We believe that, based on our current unrestricted cash, cash equivalents and short-term investment balances, the current lack of liquidity in the credit and capital markets for ARS will not have a material impact on our liquidity, cash flow or ability to fund our operations.

Investments in Marketable Equity Investments

Our available-for-sale marketable equity investments at September 30, 2010 consist of shares of public company common stock, the value of which is determined by the closing price of such shares on the respective markets on which the shares are traded as of the balance sheet date.  These investments are classified as marketable securities and accounted for under the provisions of ASC 320 Investments -- Debt and Equity Securities.  The market value of these investments was approximately $41.4 million at September 30, 2010 compared to our cost basis of approximately $49.3 million.  The value of our investments in these securities would be materially impacted if there was a significant change in the market price of the shares.  A hypothetical 30% favorable or unfavorable change in the stock prices compared to the stock prices at September 30, 2010 would have affected the value of our investments in marketable equity securities by approximately $12.4 million.  See Note 7 to our condensed consolidated financial statements for additional information about our investments in these marketable securities.

Investments in Non-Marketable Equity Investments

We have non-marketable equity investments in several companies that we acquired as a result of our SST acquisition that SST had purchased to support its strategic initiatives.  These companies range from early-stage companies to more mature companies with established revenue and business models.  These companies are dependent upon successful execution of their product and technology development, acceptance of their products and technology in the markets they serve, and financial and operational efficiency.  If any of these private companies are unsuccessful in these and other related initiatives, or if there are factors beyond their control in the markets which they serve, their performance could be affected materially resulting in a loss of some or all of their value, which would in turn require us to determine if an other-than-temporary impairment to fair value exists in any of our private equity and/or debt investments.  If an other-than-temporary impairment of fair value exists, we will need to write down the investment to its fair value and recognize the related impairment charge to our income statement.  Our non-marketable equity investments, excluding those accounted for under the equity method, had a carrying amount of $26.4 million as of September 30, 2010.  As of September 30, 2010, the carrying amount of our non-marketable equity method investments was $1.0 million.

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

Changes in Internal Control over Financial Reporting

On April 8, 2010, we acquired SST which operated under its own set of systems and internal controls.  During the six months ended September 30, 2010, we transitioned certain of SST's processes to our internal control processes; however, we are separately maintaining many of SST's internal controls until we are able to complete the integration of SST's operations into our systems and control environment.  We currently expect this transition to be complete by the end of fiscal 2011.

Other than with respect to our transition of SST to our systems and control environment as described above, during the three months ended September 30, 2010, there was no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Sales through distributors accounted for approximately 61% of our net sales in fiscal 2010 and approximately 56% of our net sales in the first six months of fiscal 2011.  Our largest distributor accounted for approximately 12% of our net sales in fiscal 2010 and approximately 11% of our net sales in the first six months of fiscal 2011.  We do not have long-term agreements with our distributors and we and our distributors may each terminate our relationship with little or no advance notice.

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

Our investments in available-for-sale marketable securities at September 30, 2010 consists of shares of public company common stock, the value of which is determined by the closing price of such shares on the respective markets on which the shares are traded as of our balance sheet date.  The market value of these investments was approximately $41.4 million at September 30, 2010.  The stock prices of these securities could materially decrease due to company performance and/or market related activity, negatively affecting the value of these investments.  If we wanted to liquidate these investments at a time in which the stock prices had decreased from current levels, our realized return would be materially affected.  Depending on the number of shares we desire to sell relative to the daily trading volume in the shares, in the event we desire to sell our marketable securities, it may take several days or weeks to dispose of our position and our efforts to sell could drive down the price of the shares we are selling.

We may not realize a return on our non-marketable equity investments.

At September 30, 2010, we had $27.4 million in non-marketable equity investments in several companies that we acquired as a result of our SST acquisition that SST had purchased to support its strategic initiatives.  These companies range from early-stage companies to more mature companies with established revenue and business models.  Many factors are critical to the success of these companies, including product and technology development, market acceptance of their products and technology, and efficiency of operations.  If any of these private companies are unsuccessful as a result of these or other factors, we could lose all or part of our investment in that company.  Also, if we determine that an other-than-temporary impairment to fair value exists in any of our private equity and/or debt investments, we will need to write down the investment to its fair value and recognize the related impairment charge.

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

Credit conditions have adversely impacted our holdings of auction rate securities.

At September 30, 2010, $13.3 million of the fair value of our investment portfolio was invested in ARS.  Historically, the carrying value of ARS approximated fair value due to the frequent resetting of the interest rates.  With the continuing liquidity issues in the global credit and capital markets, our ARS have experienced multiple failed auctions.  As a result, we will not be able to access such funds until a future auction on these investments is successful.

Approximately $12.8 million of the fair value of our total ARS position is invested in ARS whose underlying characteristics relate to servicing statutory requirements in the life insurance industry with the balance being a small position related to a specialty finance company.  These ARS have experienced multiple rating downgrades by the major rating agencies.  The fair value of these ARS has been estimated based on market information and estimates determined by management and could change significantly based on market conditions.  Based on the estimated values, we concluded these investments were other than temporarily impaired and recognized an impairment charge on these investments of $0.4 million and $0.5 million, respectively, in the quarters ended September 30, 2010 and June 30, 2010.  If the issuers are unable to successfully close future auctions or if their credit ratings deteriorate further, we may be required to further adjust the carrying value of the investments through an additional impairment charge to earnings.

The majority of our short and long-term investments are in highly rated government agency bonds and corporate bonds.  Other than with respect to our holdings of ARS, we have not experienced any liquidity or impairment issues with such investments.  However, the credit markets have continued to be volatile and there can be no assurance that these conditions will not in the future adversely affect the liquidity or value of our investments in government agency bonds or corporate bonds.

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

We are currently, and in the future may be, involved in legal proceedings or claims regarding patent infringement, intellectual property rights, contracts and other matters.  As is typical in the semiconductor industry, we receive notifications from customers or licensees from time to time who believe that we owe them indemnification or other obligations related to infringement claims made against ourselves or the customers or licensees by third parties.  These legal proceedings and claims, whether with or without merit, could result in substantial cost to us and divert our resources.  If we are not able to resolve a claim, settle a matter, obtain necessary licenses on commercially reasonable terms, reengineer our products or processes to avoid infringement, and/or successfully prosecute or defend our position, we could incur uninsured liability in any of them, be required to take an appropriate charge to operations, be enjoined from selling a material portion of our products or using certain processes, suffer a reduction or elimination in the value of our inventories, and our business, financial condition or results of operations could be harmed.

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

Our operating results may be adversely impacted if economic conditions impact the financial viability of our licensees, customers, distributors, or suppliers.

We regularly review the financial performance of our licensees, customers, distributors and suppliers.  However, any downturn in global economic conditions may adversely impact the financial viability of our licensees, customers, distributors or suppliers.  The financial failure of a large licensee, customer or distributor, an important supplier, or a group thereof, could have an adverse impact on our operating results and could result in us not being able to collect our accounts receivable balances, higher reserves for doubtful accounts, write-offs for accounts receivable, and higher operating costs as a percentage of revenues.

We do not typically have long-term contracts with our customers.

We do not typically enter into long-term contracts with our customers and we cannot be certain about future order levels from our customers.  When we do enter into customer contracts, the contract is generally cancelable at the convenience of the customer.  Even though we had over 65,000 customers and our ten largest direct customers made up approximately 9% of our total revenue for the six months ended September 30, 2010, cancellation of customer contracts could have an adverse financial impact on our revenue and profits.

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

Sales to foreign customers account for a substantial portion of our net sales.  During fiscal 2010, approximately 77% of our net sales were made to foreign customers.  During the first six months of fiscal 2011, approximately 80% of our net sales were made to foreign customers.  We purchase a substantial portion of our raw materials and equipment from foreign suppliers.  In addition, we own product assembly and testing facilities located near Bangkok, Thailand, which has experienced periods of political instability in the past, and experienced some instability in Bangkok in May 2010, though the situation in 2010 did not noticeably affect the area in which our facilities are located.  We also use various foreign contractors for a portion of our assembly and testing and for a portion of our wafer fabrication requirements.  Substantially all of our finished goods inventory is maintained in Thailand.

.
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

Fluctuations in foreign currency exchange rates could impact our operating results.  We use forward currency exchange contracts to reduce the adverse earnings impact from the effect of exchange rate fluctuations on our non-U.S. dollar net balance sheet exposures.  Nevertheless, in periods when the U.S. dollar significantly fluctuates in relation to the non-U.S. currencies in which we transact business, the value of our non-U.S. dollar transactions can have an adverse effect on our results of operations and financial condition.  In particular, in periods when a foreign currency significantly declines in value in relation to the U.S. dollar, such as past declines in the Euro relative to the U.S. dollar, customers transacting in that foreign currency may find it more difficult to fulfill their previously committed contractual obligations or to undertake new obligations to make payments or purchase products and customers transacting in that foreign currency may find it more difficult to fulfill their previously committed contractual obligations or to undertake new obligations to make payments or purchase products.  In periods when the U.S. dollar is significantly declining in relation to the British pound, Euro and Thai baht, the operational costs in our European and Thailand subsidiaries are adversely affected.

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

Further, any sustained adverse change in climate could have a direct adverse economic impact on us such as water shortage, higher costs for water or energy to control the temperature inside of our facilities.  Also, certain of our operations are located in tropical regions, such as Thailand.  Some environmental experts predict that these regions may become vulnerable to storms, floods and droughts due to climate change.  While we maintain business recovery plans that are intended to allow us to recover from natural disasters or other events that can be disruptive to our business, we cannot be certain that our plans will protect us from all such disasters or events.

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

We have acquired, and expect in the future to acquire, additional businesses that we believe will complement or augment our existing businesses.  The integration process for our acquisitions, including our recent acquisition of SST, may be complex, costly and time consuming and include unanticipated issues, expenses and liabilities.  We may not be able to successfully or profitably integrate, operate, maintain and manage any newly acquired operations or employees.  We may not be able to maintain uniform standards, procedures and policies and we may be unable to realize the expected synergies and cost savings from the integration.  There may be increased risk due to integrating financial reporting and internal control systems.  We may have difficulty in developing, manufacturing and marketing the products of a newly acquired company, or in growing the business at the rate we anticipate.  Following an acquisition, we may not achieve the revenue or net income levels that justify the acquisition.  We may suffer loss of key employees, customers and strategic partners of acquired companies.  We may be subject to claims by terminated employees, shareholders of acquired companies and other third parties related to the transaction.  Acquisitions may also result in one-time charges (such as acquisition-related expenses, write-offs, restructuring charges, or future impairment of goodwill), contingent liabilities, adverse tax consequences, additional stock-based compensation expense and other charges that adversely affect our operating results.  Additionally, we may fund acquisitions of new businesses or strategic alliances by utilizing cash, raising debt, issuing shares of common stock, or other mechanisms.

While the risks above may be relevant to all of our acquisitions, our recent acquisition of SST was a larger and more complex transaction than our other recent transactions and exposes us to greater risks and liabilities than we have encountered in the past.

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

We review our long-lived assets, including goodwill and other intangible assets, for impairment annually in the fourth quarter or whenever events or changes in circumstances indicate that the carrying amount of those assets may not be recoverable.  Factors that may be considered in assessing whether goodwill or intangible assets may not be recoverable include a decline in our stock price or market capitalization, reduced estimates of future cash flows and slower growth rates in our industry.  Our valuation methodology for assessing impairment requires management to make judgments and assumptions based on historical experience and to rely heavily on projections of future operating performance.  Because we operate in highly competitive environments, projections of future operating results and cash flows may vary significantly from our actual results.  No goodwill or long-lived asset impairment charges were recorded in fiscal 2010 or in the first six months of fiscal 2011.

Our financial condition and results of operations could be adversely affected if we do not effectively manage our convertible debt.

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

MICROCHIP TECHNOLOGY INCORPORATED

Date: November 8, 2010	By: /s/ J. Eric Bjornholt
J. Eric Bjornholt
Vice President and Chief Financial Officer
(Duly Authorized Officer, and
Principal Financial and Accounting Officer)