Form 10-Q
period 2010-12-31
MICROCHIP TECHNOLOGY INC
filed 2011-02-08
CIK 827054

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010.

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). (Check One)
Yes ☐	No ☒

Shares Outstanding of Registrant's Common Stock
Class	Outstanding at January 31, 2011
Common Stock, $0.001 par value	188,422,764 shares

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES

Item 1.                      Financial Statements

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(unaudited)

ASSETS
	December 31,	March 31,
	2010	2010
Cash and cash equivalents	$500,616	$492,130
Short-term investments	690,568	722,193
Accounts receivable, net	187,267	137,806
Inventories	177,705	116,579
Prepaid expenses	20,968	13,068
Deferred tax assets	107,617	77,810
Assets held for sale	1,109	---
Other current assets	52,594	51,383
Total current assets	1,738,444	1,610,969

Property, plant and equipment, net	528,215	493,039
Long-term investments	381,832	317,215
Goodwill	59,457	40,338
Intangible assets, net	79,074	35,527
Other assets	41,704	19,225

Total assets	$2,828,726	$2,516,313

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable	$66,070	$44,238
Accrued liabilities	91,180	60,211
Deferred income on shipments to distributors	142,685	98,941
Total current liabilities	299,935	203,390

Junior convertible debentures	345,581	340,672
Long-term income tax payable	106,201	57,140
Deferred tax liability	415,807	376,713
Other long-term liabilities	11,257	5,018

Stockholders' equity:
Preferred stock, $0.001 par value; authorized 5,000,000 shares; no shares issued or outstanding	---	---
Common stock, $0.001 par value; authorized 450,000,000 shares; 218,789,994 shares issued and 188,305,939 shares outstanding at December 31, 2010; 218,789,994 shares issued and 185,329,144 shares outstanding at March 31, 2010	188	185
Additional paid-in capital	1,268,449	1,276,822
Retained earnings	1,303,311	1,266,699
Accumulated other comprehensive income	2,774	3,032
Common stock held in treasury: 30,484,055 shares at December 31, 2010; 33,460,850 shares at March 31, 2010	(924,777)	(1,013,358)
Total stockholders' equity	1,649,945	1,533,380

Total liabilities and stockholders' equity	$2,828,726	$2,516,313

See accompanying notes to condensed consolidated financial statements

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2010	2009	2010	2009
Net sales	$367,824	$250,099	$1,107,220	$669,709
Cost of sales (1)	151,427	104,103	458,375	303,938
Gross profit	216,397	145,996	648,845	365,771

Operating expenses:
Research and development (1)	42,198	30,332	126,448	87,536
Selling, general and administrative (1)	56,100	43,096	170,896	120,525
Special charges	646	---	1,679	1,238
	98,944	73,428	299,023	209,299

Operating income	117,453	72,568	349,822	156,472
Gains on equity method investments	280	---	185	---
Other income (expense):
Interest income	3,955	4,946	12,371	12,727
Interest expense	(7,672)	(7,763)	(23,456)	(23,312)
Other, net	375	128	1,747	7,929

Income from continuing operations before income taxes	114,391	69,879	340,669	153,816
Income tax provision	12,461	476	42,114	12,560
Net income from continuing operations	101,930	69,403	298,555	141,256
Discontinued operations:
Loss from discontinued operations before income taxes	(1,317)	---	(5,372)	---
Income tax benefit	(163)	---	(239)	---
Net loss from discontinued operations	(1,154)	---	(5,133)	---
Net income	$100,776	$69,403	$293,422	$141,256

Basic net income per common share – continuing operations	$0.54	$0.38	$1.60	$0.77
Basic net loss per common share – discontinued operations	(0.01)	---	(0.03)	---
Basic net income per common share	$0.54	$0.38	$1.57	$0.77
Diluted net income per common share – continuing operations	$0.52	$0.37	$1.55	$0.76
Diluted net loss per common share – discontinued operations	(0.01)	---	(0.03)	---
Diluted net income per common share	$0.51	$0.37	$1.53	$0.76
Dividends declared per common share	$0.689	$0.340	$1.374	$1.018
Basic common shares outstanding	187,488	183,856	186,444	183,301
Diluted common shares outstanding	196,255	187,861	192,344	186,770

(1) Includes share-based compensation expense as follows:
Cost of sales	$1,708	$1,266	$5,416	$4,845
Research and development	3,324	3,108	9,516	9,205
Selling, general and administrative	4,377	4,463	12,853	13,285

See accompanying notes to condensed consolidated financial statements

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine months ended December 31,
	2010	2009
Cash flows from operating activities:
Net income	$293,422	$141,256
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	80,153	67,735
Deferred income taxes	17,380	17,555
Share-based compensation expense related to equity incentive plans	27,785	27,335
Excess tax benefit from share-based compensation	(1,240)	(2,050)
Convertible debt derivatives - revaluation and amortization	(192)	154
Amortization of convertible debenture issuance costs	165	302
Amortization of debt discount on convertible debentures	5,101	4,662
Gains on equity method investments	(185)	---
Gain on sale of assets	(89)	(100)
Unrealized impairment loss on available-for-sale investments	1,263	2,170
Special charge	---	1,238
Sales of trading securities, net	---	86,970
Gain on trading securities	---	(7,425)
Changes in operating assets and liabilities:
Increase in accounts receivable	(3,016)	(25,238)
(Increase) decrease in inventories	(20,779)	19,216
Increase in deferred income on shipments to distributors	41,422	13,652
(Decrease) increase in accounts payable and accrued liabilities	(19,279)	14,600
Change in other assets and liabilities	8,213	(18,013)
Net cash provided by operating activities	430,124	344,019

Cash flows from investing activities:
Purchases of available-for-sale investments	(859,307)	(1,311,946)
Sales and maturities of available-for-sale investments	838,995	1,083,146
Purchase of Silicon Storage Technology, Inc., net of cash received	(112,707)	---
Investment in other assets	(14,843)	(5,975)
Proceeds from sale of assets	30,559	100
Capital expenditures	(100,114)	(28,416)
Net cash used in investing activities	(217,417)	(263,091)

Cash flows from financing activities:
Payment of cash dividend	(256,808)	(186,594)
Proceeds from sale of common stock	51,347	18,578
Excess tax benefit from share-based compensation	1,240	2,050
Net cash used in financing activities	(204,221)	(165,966)
Net increase (decrease) in cash and cash equivalents	8,486	(85,038)
Cash and cash equivalents at beginning of period	492,130	446,329
Cash and cash equivalents at end of period	$500,616	$361,291

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC).  The information furnished herein reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods reported.  With the exception of certain adjustments associated with the acquisition of Silicon Storage Technology, Inc. (SST), all such adjustments are, in the opinion of management, of a normal recurring nature.  Certain information and footnote disclosures normally included in audited consolidated financial statements have been condensed or omitted pursuant to such SEC rules and regulations.  It is suggested that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2010.  The results of operations for the nine months ended December 31, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2011 or for any other period.

As further discussed in Note 3, on April 8, 2010, the Company completed its acquisition of SST and the Company's fiscal 2011 financial results include SST's results beginning April 9, 2010.

(2)	Adopted and Recently Issued Accounting Pronouncements

The Company adopted the provisions of Accounting Standards Codification (ASC) 810-10 (previously included in Financial Accounting Standard 167) on April 1, 2010.  The Company noted no arrangements at April 1, 2010 which would be within the scope of ASC 810-10.  Upon completing the acquisition of SST, the Company evaluated whether any of SST's relationships with other entities would result in those entities being consolidated under the variable-interest accounting guidance.  Based on the Company's evaluation, this guidance had no impact on the Company's financial position, results of operations or cash flows.

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

None of the goodwill related to the SST acquisition is deductible for tax purposes.  The Company retained an independent third-party appraiser to assist management in its valuation; however, the purchase price allocation has not been finalized.  Completion of the valuation could result in adjustments to the carrying value of the assets acquired and liabilities assumed, the useful lives of intangible assets and residual amount allocated to goodwill.  The remaining areas of the purchase price allocation may be subject to change as the allocation relates to accrued liabilities, deferred tax assets and long-term income taxes payable, purchased intangible assets and goodwill.  The preliminary allocation of the purchase price is based on the best estimates of management and is subject to revision based on the final valuations and estimates of useful lives.

The table below represents the preliminary allocation of the purchase price to the acquired net assets based on their estimated fair values as of April 8, 2010, as well as the associated estimated useful lives of the acquired intangible assets at that date.  There were no changes to the purchase price allocation in the three months ended December 31, 2010.

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

Contingent liabilities were recorded in the amount of $13.0 million, as an adverse outcome was determined to be probable and estimable at the acquisition date.  The Company was not able to determine the fair value of these contingencies, and as such, the amount recorded reflects the Company's estimate of the outcome of these matters.  At December 31, 2010, there were no changes to the amount recognized at the acquisition date related to these contingencies.  The amount recorded is presented within accrued liabilities.

The amount of continuing SST revenue and earnings included in the condensed consolidated statements of income for the period April 9, 2010 to September 30, 2010 was $114.9 million and $17.4 million, respectively. The amount of continuing SST revenue included in the condensed consolidated statements of income for the three months ended December 31, 2010 was $56.8 million. The amount of continuing SST revenue included in the condensed consolidated statements of income for the period April 9, 2010 to December 31, 2010 was $171.7 million.  The operations of SST have been fully integrated into the Company’s operations as of October 1, 2010 and as such, cost of sales and operating expenses were no longer segregated in the three months ended December 31, 2010.

The following unaudited pro-forma consolidated results of operations for the three and nine-month periods ended December 31, 2010 and 2009, assume the SST acquisition occurred as of April 1 of each year and have been restated for the operations of SST that have been discontinued.  The pro-forma results of operations are presented for informational purposes only and are not indicative of the results of operations that would have been achieved if the acquisition had taken place on April 1, 2010 and April 1, 2009 or of results that may occur in the future (amounts in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2010	2009	2010	2009
Total revenue	$367,824	$313,959	$1,114,742	$844,432
Net income	101,930	70,353	299,182	130,321
Basic earnings per share	$0.54	$0.38	$1.60	$0.71
Diluted earnings per share	$0.52	$0.37	$1.56	$0.70

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

At the time of the acquisition, the Company determined that it would hold SST's SuperFlash Memory and RF businesses as assets held for sale, in addition to other businesses that the Company has sold since the acquisition date.  After operating the SST business for two quarters, the Company found synergies between SST's RF business and the Company's wireless, microcontroller and analog businesses.  On the memory side, after divesting the low margin business to PCT, the Company had substantially improved the gross margin for the rest of the SuperFlash Memory business.  The Company also determined that running some volume on the memory business is critical to proving out the SuperFlash technology before it can be licensed.  As a result, the Company decided to integrate the SuperFlash Memory and RF businesses of SST into the ongoing businesses of the Company during the second quarter of fiscal 2011.

The results of discontinued operations for the three and nine months ended December 31, 2010 are as follows (in thousands):

	Three Months Ended December 31, 2010	Nine Months Ended December 31, 2010
Net sales	$364	$25,177
Cost of sales	1,681	26,873
Operating expenses	---	3,676
Income tax benefit	(163)	(239)
Net loss from discontinued operations	$(1,154)	$(5,133)

In the three months and nine months ended December 31, 2010, the Company had inventory write-downs of approximately $1.3 million and $3.6 million, respectively, related to discontinued operations.

Assets held for sale as of December 31, 2010 include a building in Macao being actively marketed for sale with a net book value of $1.1 million.

(5)           Special Charges

During the three and nine months ended December 31, 2010, the Company incurred $0.6 million and $1.7 million, respectively, of severance-related and office closing costs associated with the acquisition of SST.  See Note 3 for more information related to this acquisition.

During the nine months ended December 31, 2009, the Company agreed to the terms of a patent license with an unrelated third-party and signed an agreement on July 9, 2009.  The patent license settled alleged infringement claims.  The total payment made to the third-party in July 2009 was $1.4 million, $1.2 million of which was expensed in the first quarter of fiscal 2010 and the remaining $0.2 million was recorded as a prepaid royalty that was amortized over the remaining life of the patent, which expired in June 2010.

(6)           Segment Information

In connection with the acquisition of SST, the Company re-evaluated its segment reporting, based on the nature of the products and services provided to customers, and the information provided to the Company's chief operating decision maker.  Based on that evaluation, the Company determined its reporting segments include semiconductor products and technology licensing.  The technology licensing segment is a result of the acquisition of SST, and thus for the three and nine months ended December 31, 2009, net sales and gross profit are solely attributable to the semiconductor product segment.  The Company does not allocate operating expenses, interest income, interest expense, other income or expense, or provision for or benefit from income taxes to these segments for internal reporting purposes, as the Company does not believe that allocating these expenses is beneficial in evaluating segment performance.  Additionally, the Company does not allocate assets to segments for internal reporting purposes as it does not manage its segments by such metrics.

The following table represents revenues and gross profit for each segment (in thousands):

	Three Months Ended December 31, 2010		Nine Months Ended December 31, 2010
	Net Sales	Gross Profit	Net Sales	Gross Profit
Semiconductor products	$348,766	$198,347	$1,055,532	$600,179
Technology licensing	19,058	18,050	51,688	48,666
	$367,824	$216,397	$1,107,220	$648,845

(7)           Investments

The Company's investments are intended to establish a high-quality portfolio that preserves principal, meets liquidity needs, avoids inappropriate concentrations, and delivers an appropriate yield in relationship to the Company's investment guidelines and market conditions.  The following is a summary of available-for-sale and marketable equity securities at December 31, 2010 (amounts in thousands):

	Available-for-sale Securities
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Government agency bonds	$466,548	$282	$329	$466,501
Municipal bonds	36,812	32	38	36,806
Auction rate securities	12,889	---	---	12,889
Corporate bonds and debt	498,230	4,899	482	502,647
Marketable equity securities	56,446	9	2,898	53,557
	$1,070,925	$5,222	$3,747	$1,072,400

The following is a summary of available-for-sale and trading securities at March 31, 2010 (amounts in thousands):

	Available-for-sale Securities
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Government agency bonds	$389,801	$215	$622	$389,394
Municipal bonds	156,415	1,290	---	157,705
Auction rate securities	14,151	---	---	14,151
Marketable equity securities	58,402	---	---	58,402
Corporate bonds	392,108	2,983	235	394,856
	$1,010,877	$4,488	$857	$1,014,508

	Trading Securities
	Adjusted Cost	Gross Unrealized Gains		Gross Unrealized Losses		Estimated Fair Value
ARS	$23,086	$	---	$	---	$23,086
Put option on ARS	1,814		---		---	1,814
	$24,900	$	---	$	---	$24,900

At December 31, 2010, the Company's available-for-sale debt securities, and marketable equity securities are presented on the condensed consolidated balance sheets as short-term investments of $690.6 million and long-term investments of $381.8 million.  At March 31, 2010, the Company’s available-for-sale debt securities, marketable equity securities and trading securities are presented on the condensed consolidated balance sheets as short-term investments of $722.2 million and long-term investments of $317.2 million.

At December 31, 2010, $12.9 million of the fair value of the Company's investment portfolio was invested in auction rate securities (ARS).  With the continuing liquidity issues in the global credit and capital markets, the Company's ARS have experienced multiple failed auctions from September 2007 through the date of this report.  While the Company continues to earn interest on these investments based on a pre-determined formula with spreads tied to particular interest rate indices, the estimated market value for these ARS no longer approximates the original purchase value.

The fair value of the failed ARS of $12.9 million has been estimated based on market information and estimates determined by management and could change significantly based on market conditions.  The Company evaluated the impairments in the value of these ARS, determining its intent to sell these securities prior to the recovery of its amortized cost basis resulted in the securities being other-than-temporarily impaired and has recognized impairment charges on these investments of $0.4 million and $1.3 million, respectively, in the three and nine months ended December 31, 2010, and impairment charges on these investments of $0.5 million and $2.2 million, respectively, in the three and nine months ended December 31, 2009.

The Company believes that, based on its current unrestricted cash, cash equivalents and short-term investment balances, the current lack of liquidity in the credit and capital markets for ARS will not have a material impact on its liquidity, cash flow or ability to fund its operations.

At December 31, 2010, the Company evaluated its investment portfolio and noted unrealized losses of $0.9 million on its debt securities, which were due to fluctuations in interest rates and credit market conditions.  Management does not believe any of the unrealized losses represent other-than-temporary impairment based on its evaluation of available evidence as of December 31, 2010, except for the ARS described above.  The Company's intent is to hold these investments until these assets are no longer impaired.  For those investments not scheduled to mature until after December 31, 2010, such recovery is not anticipated to occur in the next year and these investments have been classified as long-term investments.

The amortized cost and estimated fair value of the available-for-sale securities at December 31, 2010, by maturity, excluding marketable equity securities of $53.6 million and corporate debt of $3.5 million, which have no contractual maturity, are shown below (amounts in thousands).  Expected maturities can differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties, and the Company views its available-for-sale securities as available for current operations.

	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses		Estimated Fair Value
Available-for-sale
Due in one year or less	$161,975	$1,008	$	---	$162,983
Due after one year and through five years	836,115	4,205		849	839,471
Due after five years and through ten years	---	---		---	---
Due after ten years	12,889	---		---	12,889
	$1,010,979	$5,213		$849	$1,015,343

      During the three and nine months ended December 31, 2010 and the nine months ended December 31, 2009, the Company had an immaterial amount of realized gains and losses from sales of available-for-sale securities.  During the three months ended December 31, 2009, the Company had no realized gains or losses from sales of available-for-sale securities.

Marketable Equity Investments

The Company acquired investments in public companies as part of the SST acquisition valued at $47.1 million at the time of acquisition.  These public companies are listed on the Taiwan Stock Exchange and include: King Yuan Electronics Company Limited (KYE); Insyde Software Corporation (Insyde); Powertech Technology, Incorporated (PTI); and Professional Computer Technology, Ltd. (PCT).  During the quarter ended December 31, 2010, Apacer Technology, Inc. (Apacer) completed an Initial Public Offering on the Taiwan Stock Exchange and is now publicly traded.  The Company reclassified this investment out of non-marketable equity investments to marketable equity investments resulting in an increase in the fair value of the marketable equity investments of $9.0 million as of December 31, 2010.  As of the quarter ended December 31, 2010, approximately $0.3 million and $53.3 million of these investments have been included in short-term and long-term available-for-sale investments, respectively, based upon management's intent to hold such securities until recovery.  Cash dividends and other distributions of earnings from the investees, if any, are included in other income at the date of record.  The Company has classified the shares owned in these companies as marketable securities.  As of December 31, 2010, the Company had an unrealized loss in other comprehensive income of $2.9 million on these marketable securities, which the Company has determined to be a temporary impairment.

Non-marketable Equity Investments

The Company has certain investments in privately held companies with a carrying value of $19.3 million at December 31, 2010.  As part of the acquisition of SST, the Company acquired certain investments in privately held companies with a carrying value of $29.7 million at the date of the acquisition.  These investments had a carrying value of $17.1 million at December 31, 2010 as a result of sales of investments of $4.5 million and a reclassification to marketable equity investments of $8.1 million.  The investments in privately held companies are accounted for using the cost or the equity method of accounting, as appropriate.  Each period the Company evaluates whether an event or change in circumstances has occurred that may indicate an investment has been impaired.  If upon further investigation of such events the Company determines the investment has suffered a decline in value that is other than temporary, the Company writes down the investment to its estimated fair value.  At December 31, 2010, the Company determined there were no such impairments.  These investments are included in other assets on the condensed consolidated balance sheet.

The following is a summary of the non-marketable equity investments at December 31, 2010 and March 31, 2010 (amounts in thousands):

	December 31, 2010	March 31, 2010
Grace Semiconductor Manufacturing Corp	$15,200	$	---
Apacer Technology, Inc.	---		---
Others	4,121		1,000
Total	$19,321		$1,000

The Company's non-marketable equity investments include an investment in Grace Semiconductor Manufacturing Corporation (GSMC), a privately held Cayman Islands company.  GSMC has a wholly owned subsidiary, Grace, which is a wafer foundry with operations in Shanghai, China.  The investment in GSMC had a fair-value of $15.2 million as of April 8, 2010, the acquisition date of SST.  At December 31, 2010, the investment is valued at cost.  The investment in GSMC includes Series D preferred shares valued at $14.4 million, common shares valued at $0.6 million and Series D options valued at $0.2 million.  The Company does not have any long-term obligations to purchase products from GSMC and is not obligated to provide GSMC with any additional financing.

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

Level 2 – Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3 – Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis at December 31, 2010 are as follows (amounts in thousands):

	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)		Total Balance
Assets
Money market fund deposits	$182,329	$	---	$	---	$182,329
Marketable equity securities	53,557		---		---	53,557
Corporate bonds & debt	---		499,147		3,500	502,647
Government agency bonds	---		466,501		---	466,501
Deposit accounts	---		318,287		---	318,287
Municipal bonds	---		36,806		---	36,806
Auction Rate Securities	---		---		12,889	12,889
Total assets measured at fair value	$235,886		$1,320,741		$16,389	$1,573,016

Assets and liabilities measured at fair value on a recurring basis at March 31, 2010 are as follows (amounts in thousands):

	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)		Total Balance
Assets
Money market fund deposits	$206,376	$	---	$	---	$206,376
Deposit accounts	---		285,754		---	285,754
Government agency bonds	---		389,394		---	389,394
Municipal bonds	---		157,705		---	157,705
ARS	---		---		37,237	37,237
Put option on ARS	---		---		1,814	1,814
Corporate bonds	---		394,856		---	394,856
Marketable equity securities	58,402		---		---	58,402
Total assets measured at fair value	$264,778		$1,227,709		$39,051	$1,531,538

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

The following tables present a reconciliation for all assets and liabilities measured at fair value on a recurring basis, excluding accrued interest components, using significant unobservable inputs (Level 3) for the three and nine months ended December 31, 2010, and the three and nine months ended December 31, 2009 (amounts in thousands):

Three months ended December 31, 2010	Auction Rate Securities	Put Option on Auction Rate Securities		Corporate Debt	Total Gains (Losses)
Balance at September 30, 2010	$13,311	$	---	$3,500	$	---
Total gains or losses (realized and unrealized):
Included in earnings	(422)		---	---		(422)
Included in other comprehensive income (loss)	---		---	---		---
Purchases, sales, issuances, and settlements, net	---		---	---		---
Transfer into Level 3	---		---	---		---
Transfer out of Level 3	---		---	---		---
Balance at December 31, 2010	$12,889	$	---	$3,500		$(422)

Nine months ended December 31, 2010	Auction Rate Securities	Put Option on Auction Rate Securities		Corporate Debt		Total Gains (Losses)
Balance at March 31, 2010	$37,237		$1,814	$	---	$	---
Total gains or losses (realized and unrealized):
Included in earnings	552		(1,814)		---		(1,262)
Included in other comprehensive income (loss)	---		---		---		---
Purchases, sales, issuances, and settlements, net	(24,900)		---		3,500		---
Transfer into Level 3	---		---		---		---
Transfer out of Level 3	---		---		---		---
Balance at December 31, 2010	$12,889	$	---		$3,500		$(1,262)

Three months ended December 31, 2009	Auction Rate Securities	Put Option on Auction Rate Securities	Corporate Debt		Total Gains (Losses)
Balance at September 30, 2009	$45,280	$2,504	$	---	$	---
Total gains or losses (realized and unrealized):
Included in earnings	(724)	196		---		(528)
Included in other comprehensive income (loss)	---	---		---		---
Purchases, sales, issuances, and settlements, net	(1,325)	---		---		---
Transfer into Level 3	---	---		---		---
Transfer out of Level 3	---	---		---		---
Balance at December 31, 2009	$43,231	$2,700	$	---		$(528)

Nine months ended December 31, 2009	Auction Rate Securities	Put Option on Auction Rate Securities	Corporate Debt		Total Gains (Losses)
Balance at March 31, 2009	$46,800	$4,026	$	---	$	---
Total gains or losses (realized and unrealized):
Included in earnings	(844)	(1,326)		---		(2,170)
Included in other comprehensive income (loss)	---	---		---		---
Purchases, sales, issuances, and settlements, net	(2,725)	---		---		---
Transfer into Level 3	---	---		---		---
Transfer out of Level 3	---	---		---		---
Balance at December 31, 2009	$43,231	$2,700	$	---		$(2,170)

Assets and liabilities measured at fair value on a recurring basis are presented/classified on the condensed consolidated balance sheets at December 31, 2010 as follows (amounts in thousands):

	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)		Total Balance
Assets
Cash and cash equivalents	$182,329	$318,287	$	---	$500,616
Short-term investments	272	690,296		---	690,568
Long-term investments	53,285	312,158		16,389	381,832
Total assets measured at fair value	$235,886	$1,320,741		$16,389	$1,573,016

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

Financial Assets Not Recorded at Fair Value on a Recurring Basis

The Company's non-marketable equity and cost method investments are not recorded at fair value on a recurring basis.  These investments were recorded at fair-value as of April 8, 2010, the date of the SST acquisition, and are monitored on a quarterly basis for impairment charges.  The investments will only be recorded at fair value when an impairment charge is recognized.  These investments are included in other assets on the condensed consolidated balance sheet.  No non-recurring fair value measurements were recorded during the period. See further discussion of non-marketable investments in Note 7.

(9)           Fair Value of Financial Instruments

The carrying amount of cash equivalents approximates fair value because their maturity is less than three months.  The carrying amount of short-term and long-term investments approximates fair value as the securities are marked to market as of each balance sheet date with any unrealized gains and losses reported in stockholders' equity.  The carrying amount of equity and cost-method investments approximates fair value at December 31, 2010 due to the short period of time that has elapsed since the recognition of these assets at fair value.  There were no equity and cost–method investments at March 31, 2010.  The carrying amount of accounts receivable, accounts payable and accrued liabilities approximates fair value due to the short-term maturity of the amounts.  The fair value of the Company's junior subordinated convertible debentures was $1,418.8 million at December 31, 2010, based on the trading price of the bonds, compared to the carrying value of $345.6 million.  See Note 15 for additional information regarding the carrying value of the Company's junior subordinated convertible debentures.

(10)           Accounts Receivable

Accounts receivable consists of the following (amounts in thousands):

	December 31, 2010	March 31, 2010
Trade accounts receivable	$188,804	$140,340
Other	1,321	575
	190,125	140,015
Less allowance for doubtful accounts	2,858	3,109
	$187,267	$137,806

(11)	Inventories

The components of inventories consist of the following (amounts in thousands):

	December 31, 2010	March 31, 2010
Raw materials	$6,768	$4,912
Work in process	139,801	100,607
Finished Goods	31,136	11,060
	$177,705	$116,579

Inventory impairment charges establish a new cost basis for inventory and charges are not subsequently reversed to income even if circumstances later suggest that increased carrying amounts are recoverable.

(12)        Intangible Assets and Goodwill

Intangible assets consist of the following (amounts in thousands):

	December 31, 2010
	Gross Amount	Accumulated Amortization	Net Amount
Developed technology	$82,602	$(25,530)	$57,072
Customer-related	14,000	(951)	13,049
Trademarks and trade names	1,730	(164)	1,566
Backlog	2,310	(1,104)	1,206
In-process technology	4,600	---	4,600
Distribution rights	5,236	(4,022)	1,214
Covenants not to compete	400	(33)	367
	$110,878	$(31,804)	$79,074

	March 31, 2010
	Gross Amount	Accumulated Amortization	Net Amount
Developed technology	$49,009	$(17,979)	$31,030
In-process technology	2,900	---	2,900
Distribution rights	5,236	(3,639)	1,597
	$57,145	$(21,618)	$35,527

During the three-month period ended December 31, 2010, the Company completed an acquisition with total purchase consideration of approximately $5.5 million, including contingent consideration valued at approximately $2.0 million.  This purchase resulted in the recognition of $4.3 million of intangible assets, comprised of $2.2 million of developed technology, $0.8 million of in-process technology, $0.9 million of customer related intangible assets and $0.4 million of covenants not to compete.

The Company amortizes intangible assets over their expected useful lives, which range between 1 and 20 years.  In the nine-month period ended December 31, 2010, the Company acquired $33.6 million of developed technology which has a weighted average amortization period of 10 years, $14.0 million of customer-related intangible assets with an amortization period of 10 years, $1.7 million of trademarks and trade names with an amortization period of 5 years, $2.3 million of intangible assets related to backlog with an amortization period of six months to one year, $1.7 million of in-process technology which will begin amortization once the technology reaches technological feasibility, and $0.4 million of intangible assets related to covenants not to compete with an amortization of three years.  The following is an expected amortization schedule for the intangible assets for the remainder of fiscal year 2011 through fiscal year 2015, absent any future acquisitions or impairment charges (amounts in thousands):

Year ending March 31,	Projected Amortization Expense
2011	$3,617
2012	13,058
2013	13,124
2014	12,621
2015	12,464

Amortization expense attributed to intangible assets was $3.5 million and $10.2 million for the three and nine months ended December 31, 2010, respectively, and $0.9 million and $2.7 million for the three and nine months ended December 31, 2009, respectively.  The Company found no indication of impairment of its intangible assets for the nine months ended December 31, 2010.

Goodwill activity for the nine months ended December 31, 2010 was as follows (amounts in thousands):

Balance at March 31, 2010	$40,338
Additions due to the acquisition of SST	9,017
Additions due to contingent consideration payments to previous owners of R & E International	9,272
Additions due to other acquisition	830
Balance at December 31, 2010	$59,457

The Company is still in the process of allocating goodwill to its reporting units as it relates to the acquisition of SST.

In the quarter ended December 31, 2010, the Company made contingent consideration payments to the previous owners of R&E International in the amount of $11.7 million.  The Company acquired R&E International on March 31, 2009.  The contingent consideration payment resulted in the de-recognition of negative goodwill in the amount of approximately $2.4 million recorded on the acquisition date and the recognition of approximately $9.3 million of goodwill which was allocated to the semiconductor products reporting unit.

The Company found no indication of impairment on its goodwill balance during the nine-month periods ended December 31, 2010 or 2009, and, absent future indicators of impairment, the annual impairment test will be performed in the fiscal fourth quarter.

(13)           Property, Plant and Equipment

Property, plant and equipment consists of the following (amounts in thousands):

	December 31, 2010	March 31, 2010
Land	$39,789	$39,671
Building and building improvements	370,969	349,964
Machinery and equipment	1,284,377	1,190,548
Projects in process	100,601	84,254
	1,795,736	1,664,437
Less accumulated depreciation and amortization	1,267,521	1,171,398
	$528,215	$493,039

Depreciation expense attributed to property, plant and equipment was $23.6 million and $69.9 million for the three and nine months ended December 31, 2010, respectively, and $21.8 million and $65.0 million for the three and nine months ended December 31, 2009, respectively.

(14)           Income Taxes

The provision for income taxes reflects tax on foreign earnings and federal and state tax on U.S. earnings.  The Company had an effective tax rate from continuing operations of 12.4% for the nine-month period ended December 31, 2010 and an effective tax rate of 8.2% for the nine-month period ended December 31, 2009.  The Company's effective tax rate is lower than statutory rates in the U.S. due primarily to its mix of earnings in foreign jurisdictions with lower tax rates, changes in tax regulations and the reinstatement of the R&D tax credit in the quarter ended December 31, 2010.  In the nine-month period ended December 31, 2010, the Company's effective tax rate was lowered as a result of a tax settlement with the I.R.S. in the three months ended December 31, 2009.

At March 31, 2010, the Company had $57.1 million of unrecognized tax benefits.  Unrecognized tax benefits increased by $50.5 million in the nine months ended December 31, 2010 compared to March 31, 2010 primarily as a result of the unrecognized tax benefits acquired in the acquisition of SST, the ongoing accrual for uncertain tax positions and the accrual of deficiency interest on these positions.

The Company files U.S. federal, U.S. state, and foreign income tax returns.  For U.S. federal, and in general for U.S. state tax returns, the fiscal 2006 through fiscal 2010 tax years remain open for examination by tax authorities.  The I.R.S. is currently auditing the Company's fiscal years ended March 31, 2006, 2007 and 2008.  For foreign tax returns, the Company is generally no longer subject to income tax examinations for years prior to fiscal 2002.

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

(15)           2.125% Junior Subordinated Convertible Debentures

The Company's $1.15 billion principal amount of 2.125% junior subordinated convertible debentures due December 15, 2037, are subordinated in right of payment to any future senior debt of the Company and are effectively subordinated in right of payment to the liabilities of the Company's subsidiaries.  The debentures are convertible, subject to certain conditions, into shares of the Company's common stock at an initial conversion rate of 29.2783 shares of common stock per $1,000 principal amount of debentures, representing an initial conversion price of approximately $34.16 per share of common stock.  As of December 31, 2010, none of the conditions allowing holders of the debentures to convert had been met.  As a result of cash dividends paid since the issuance of the debentures, the conversion rate has been adjusted to 34.4383 shares of common stock per $1,000 of principal amount of debentures, representing a conversion price of approximately $29.04 per share of common stock.

As the debentures can be settled in cash upon conversion, for accounting purposes, the debentures were bifurcated into a liability component and an equity component, which are initially recorded at fair value.  The carrying value of the equity component at December 31, 2010 and at March 31, 2010 was $822.4 million.  The estimated fair value of the liability component of the debentures at the issuance date was $327.6 million, resulting in a debt discount of $822.4 million.  The unamortized debt discount was $803.6 million at December 31, 2010 and $808.7 million at March 31, 2010.  The carrying value of the debentures was $345.6 million at December 31, 2010 and $340.7 million at March 31, 2010.  The remaining period over which the unamortized debt discount will be recognized as non-cash interest expense is 27 years.  In the three and nine months ended December 31, 2010, the Company recognized $1.7 million and $5.1 million, respectively, in non-cash interest expense related to the amortization of the debt discount.  In the three and nine months ended December 31, 2009, the Company recognized $1.6 million and $4.7 million, respectively, in non-cash interest expense related to the amortization of the debt discount.  The Company recognized $6.1 million and $18.3 million of interest expense related to the 2.125% coupon on the debentures in the three and nine months ended December 31, 2010 and 2009, respectively.

The debentures also include certain embedded features related to the contingent interest payments, the Company making specific types of distributions (e.g., extraordinary dividends), the redemption feature in the event of changes in tax law, and penalty interest in the event of a failure to maintain an effective registration statement.  These features qualify as derivatives and are bundled as a compound embedded derivative that is measured at fair value.  The fair value of the derivative as of December 31, 2010 was $0.4 million, compared to the value at September 30, 2010 and March 31, 2010 of $0.7 million.  These changes in the fair value of the derivatives resulted in a reduction of interest expense in the three and nine-month periods ended December 31, 2010 of approximately $0.3 million.  The fair value of the derivatives as of December 31, 2009 and September 30, 2009 was $0.6 million, compared to the value at March 31, 2009 of $0.5 million.  These changes in the fair value of the derivatives resulted in an increase in interest expense in the nine-month period ending December 31, 2009 of $0.1 million.  The balance of the debentures on the Company's condensed consolidated balance sheet at December 31, 2010 of $345.6 million includes the fair value of the embedded derivative.

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

The Company's technology license agreements generally include an indemnification clause that indemnifies the licensee against liability and damages (including legal defense costs) arising from any claims of patent, copyright, trademark or trade secret infringement by the Company's proprietary technology.  The terms of these guarantees approximate the terms of the technology license agreements, which typically range from five to ten years.  The Company's current license agreements expire from 2011 through 2030.  The possible amount of future payments the Company could be required to make based on agreements that specify indemnification limits, if such indemnifications were required on all of these agreements, is approximately $85 million.  There are some licensing agreements in place that do not specify indemnification limits.  The Company had not recorded any liabilities related to these indemnification obligations as of December 31, 2010.

(17)           Derivative Instruments

The Company has international operations and is thus subject to foreign currency rate fluctuations.  To manage the risk of changes in foreign currency rates, the Company periodically enters into derivative contracts comprised of foreign currency forward contracts to hedge its asset and liability foreign currency exposure and a portion of its foreign currency operating expenses.  Approximately 99% of the Company's sales are U.S. Dollar denominated.  To date, the exposure related to foreign exchange rate volatility has not been material to the Company's operating results.  As of December 31, 2010 and March 31, 2010, the Company had no foreign currency derivatives outstanding.  The Company recognized an immaterial amount of net realized losses on foreign currency derivatives in the three months ended December 31, 2010 and an immaterial amount of net realized gains on foreign currency derivatives in the nine months ended December 31, 2010 and the three and nine-month periods ended December 31, 2009.

(18)	Comprehensive Income

Comprehensive income consists of net income offset by net unrealized gains and losses on available-for-sale investments.  The components of other comprehensive income and related tax effects were as follows (amounts in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2010	2009	2010	2009
Change in unrealized gains and losses on investments, net of tax effect of $1,344, $(641), $(1,909) and $(1,616), respectively.	$984	$(1,637)	$(258)	$(1,600)

Comprehensive income was $101.8 million and $293.2 million for the three and nine-month periods ended December 31, 2010, respectively, and $67.8 million and $139.7 million for the three and nine-month periods ended December 31, 2009, respectively.

(19)           Employee Benefit Plans

Share-Based Compensation Expense

The following table presents the details of the Company's share-based compensation expense (amounts in thousands):

	Three Months Ended December 31,				Nine Months Ended December 31,
	2010		2009		2010		2009
Cost of sales	$1,708	(1)	$1,266	(1)	$5,416	(1)	$4,845	(1)
Research and development	3,324		3,108		9,516		9,205
Selling, general and administrative	4,377		4,463		12,854		13,285
Pre-tax effect of share-based compensation	9,409		8,837		27,786		27,335
Income tax benefit	1,166		1,180		3,442		3,585
Net income effect of share-based compensation	$8,243		$7,657		$24,344		$23,750

(1) During the three and nine months ended December 31, 2010, $1.7 million and $5.4 million, respectively, was capitalized to inventory and $1.7 million and $5.4 million, respectively, of previously capitalized inventory was sold.  During the three and nine months ended December 31, 2009, $1.7 million and $4.5 million, respectively, was capitalized to inventory and $1.3 million and $4.8 million, respectively, of previously capitalized inventory was sold.

The amount of unearned share-based compensation currently estimated to be expensed in the remainder of fiscal 2011 through fiscal 2015 related to unvested share-based payment awards at December 31, 2010 is $61.5 million.  The weighted average period over which the unearned share-based compensation is expected to be recognized is approximately 2.24 years.

Combined Incentive Plan Information

The total intrinsic value of restricted stock units (RSUs) which vested during the three and nine months ended December 31, 2010 was $6.9 million and $20.5 million, respectively.  The aggregate intrinsic value of RSUs outstanding at December 31, 2010 was $180.5 million, calculated based on the closing price of the Company's common stock of $34.21 per share on December 31, 2010.  At December 31, 2010, the weighted average remaining expense recognition period was 2.27 years.

The weighted average fair value per share of the RSUs awarded is calculated based on the fair market value of the Company's common stock on the respective grant dates discounted for the Company's expected dividend yield.  The weighted average fair value per share of RSUs awarded in the three and nine-month periods ended December 31, 2010 was $27.30 and $25.16, respectively.  The weighted average fair value per share of RSUs awarded in the three and nine-month periods ended December 31, 2009 was $20.77 and $18.85, respectively.

The total intrinsic value of options exercised during the three and nine months ended December 31, 2010 was $14.4 million and $20.1 million, respectively.  This intrinsic value represents the difference between the fair market value of the Company's common stock on the date of exercise and the exercise price of each equity award.

The aggregate intrinsic value of options outstanding and options exercisable at December 31, 2010 was $57.1 million.  The aggregate intrinsic values were calculated based on the closing price of the Company's common stock of $34.21 per share on December 31, 2010.

As of December 31, 2010 and 2009, the number of option shares exercisable was 6,209,925 and 8,768,254, respectively, and the weighted average exercise price per share was $25.04 and $24.36, respectively.

There were no stock options granted in the three-month periods ended December 31, 2010 and December 31, 2009.  The weighted average fair value per share of stock options granted in the nine-month period ended December 31, 2009 was $5.90.

(20)           Net Income Per Common Share

The following table sets forth the computation of basic and diluted net income per common share from continuing operations (in thousands, except per share amounts):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2010	2009	2010	2009
Net income from continuing operations	$101,930	$69,403	$298,555	$141,256
Weighted average common shares outstanding	187,488	183,856	186,444	183,301
Dilutive effect of stock options and RSUs	4,335	4,005	4,423	3,469
Dilutive effect of convertible debt	4,432	---	1,477	---
Weighted average common and potential common shares outstanding	196,255	187,861	192,344	186,770
Basic net income per common share – continuing operations	$0.54	$0.38	$1.60	$0.77
Diluted net income per common share – continuing operations	$0.52	$0.37	$1.55	$0.76

Diluted net income per common share for continuing operations for the three and nine-month periods ended December 31, 2010 include 4,431,774 shares and 1,477,258 shares, respectively, issuable upon the exchange of the debentures (see Note 15).  Diluted net income per common share for continuing operations for the three and nine-month periods ended December 31, 2009 does not include any incremental shares issuable upon the exchange of the debentures.  The debentures have no impact on diluted net income per common share unless the average price of the Company's common stock exceeds the conversion price because the principal amount of the debentures will be settled in cash upon conversion.  Prior to conversion, the Company will include, in the diluted net income per common share calculation, the effect of the additional shares that may be issued when the Company's common stock price exceeds the conversion price using the treasury stock method.  The weighted average conversion price per share used in calculating the dilutive effect of the convertible debt for the three and nine months ended December 31, 2010 was $29.42 and $29.80, respectively.

Diluted net loss per common share for discontinued operations for the three and nine-month periods ended December 31, 2010 was $(0.01) and $(0.03), respectively.

Weighted average common shares exclude the effect of anti-dilution option shares.  As of the three and nine-month periods ended December 31, 2010, the number of option shares that were antidilutive was 134,598 and 235,667, respectively.  As of the three and nine-month periods ended December 31, 2009, the number of option shares that were antidilutive was 3,552,862 and 5,289,097, respectively.

(21)	Dividends

A quarterly cash dividend of $0.344 per share was paid on December 2, 2010 in the aggregate amount of $64.5 million.  A second cash dividend of $0.345 per share was paid on December 27, 2010 in the aggregate amount of $65.0 million.  The second cash dividend was an acceleration of the dividend that would normally have been paid in March 2011.

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

We begin our Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) with a summary of Microchip's overall business strategy to give the reader an overview of the goals of our business and the overall direction of our business and products.  This is followed by a discussion of the Critical Accounting Policies and Estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results.  We then discuss our Results of Operations for the three and nine months ended December 31, 2010 compared to the three and nine months ended December 31, 2009.  We then provide an analysis of changes in our balance sheet and cash flows, and discuss our financial commitments in sections titled "Liquidity and Capital Resources," "Contractual Obligations" and "Off-Balance Sheet Arrangements."

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

Critical Accounting Policies and Estimates

General

Our discussion and analysis of Microchip's financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S.  We review the accounting policies we use in reporting our financial results on a regular basis.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent liabilities.  On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, business combinations, share-based compensation, inventories, investments, income taxes, property plant and equipment, impairment of property, plant and equipment, impairment of intangible assets, junior subordinated convertible debentures and contingencies.  We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  Our results may differ from these estimates due to actual outcomes being different from those on which we based our assumptions.  We review these estimates and judgments on an ongoing basis.  We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements.  We also have other policies that we consider key accounting policies, such as our policy regarding revenue recognition to OEMs; however, we do not believe these policies require us to make estimates or judgments that are as difficult or subjective as our policies described below.

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

We sell the majority of the items in our product catalog to our distributors worldwide at a uniform list price.  However, distributors resell our products to end customers at a very broad range of individually negotiated price points.  The majority of our distributors' resales require a reduction from the original list price paid.  Often, under these circumstances, we remit back to the distributor a portion of their original purchase price after the resale transaction is completed in the form of a credit against the distributors' outstanding accounts receivable balance.  The credits are on a per unit basis and are not given to the distributor until they provide information to us regarding the sale to their end customer.  The price reductions vary significantly based on the customer, product, quantity ordered, geographic location and other factors and discounts to a price less than our cost have historically been rare.  The effect of granting these credits establishes the net selling price to our distributors for the product and results in the net revenue recognized by us when the product is sold by the distributors to their end customers.  Thus, a portion of the "deferred income on shipments to distributors" balance represents the amount of distributors' original purchase price that will be credited back to the distributor in the future.  The wide range and variability of negotiated price concessions granted to distributors does not allow us to accurately estimate the portion of the balance in the deferred income on shipments to distributors account that will be credited back to the distributors.  Therefore, we do not reduce deferred income on shipments to distributors or accounts receivable by anticipated future concessions; rather, price concessions are typically recorded against deferred income on shipments to distributors and accounts receivable when incurred, which is generally at the time the distributor sells the product.  At December 31, 2010, we had approximately $207.8 million of deferred revenue and $65.1 million in deferred cost of sales recognized as $142.7 million of deferred income on shipments to distributors.  At March 31, 2010, we had approximately $148.4 million of deferred revenue and $49.5 million in deferred cost of sales recognized as $98.9 million of deferred income on shipments to distributors.  The deferred income on shipments to distributors that will ultimately be recognized in our income statement will be lower than the amount reflected on the balance sheet due to additional price credits to be granted to the distributors when the product is sold to their customers.  These additional price credits historically have resulted in the deferred income approximating the overall gross margins that we recognize in the distribution channel of our business.

Distributor advances, reflected as a reduction of deferred income on shipments to distributors on our condensed consolidated balance sheets, totaled $70.0 million at December 31, 2010 and $57.5 million at March 31, 2010.  On sales to distributors, our payment terms generally require the distributor to settle amounts owed to us for an amount in excess of their ultimate cost.  The sales price to our distributors may be higher than the amount that the distributors will ultimately owe us because distributors often negotiate price reductions after purchasing the product from us and such reductions are often significant.  It is our practice to apply these negotiated price discounts to future purchases, requiring the distributor to settle receivable balances, on a current basis, generally within 30 days, for amounts originally invoiced.  This practice has an adverse impact on the working capital of our distributors.  As such, we have entered into agreements with certain distributors whereby we advance cash to the distributors to reduce the distributor's working capital requirements.  These advances are reconciled at least on a quarterly basis and are estimated based on the amount of ending inventory as reported by the distributor multiplied by a negotiated percentage.  Such advances have no impact on our revenue recognition or our condensed consolidated statements of income.  We process discounts taken by distributors against our deferred income on shipments to distributors' balance and true-up the advanced amounts generally after the end of each completed fiscal quarter.  The terms of these advances are set forth in binding legal agreements and are unsecured, bear no interest on unsettled balances and are due upon demand.  The agreements governing these advances can be cancelled by us at any time.

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

Business Combinations

All of our business combinations are accounted for at fair value under the acquisition method of accounting.  Under the acquisition method of accounting, (i) acquisition-related costs, except for those costs incurred to issue debt or equity securities, will be expensed in the period incurred; (ii) non-controlling interests will be valued at fair value at the acquisition date; (iii) IP R&D will be recorded at fair value as an intangible asset at the acquisition date and amortized once the technology reaches technological feasibility; (iv) restructuring costs associated with a business combination will be expensed subsequent to the acquisition date; and (v) changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date will be recognized through income tax expense or directly in contributed capital.  We acquired SST on April 8, 2010 in a business combination that is accounted for under the acquisition method of accounting.  At June 30, 2010, we completed a preliminary purchase price allocation.  The estimated fair values of assets acquired and liabilities assumed were based on preliminary estimates and may change as we complete our analysis.  The difference between the purchase price and the preliminary fair value of net identifiable assets acquired was recorded as goodwill.  Upon finalization of the purchase price allocation, any resulting goodwill will be allocated to the reporting units.  Refer to Note 3 for a summary of the April 8, 2010 preliminary purchase price allocation.

Share-Based Compensation

We measure fair value and recognize compensation expense for all share-based payment awards, including grants of employee stock options, RSUs and employee stock purchase rights, to be recognized in our financial statements based on their respective grant date fair values.  Total share-based compensation during the nine months ended December 31, 2010 was $27.8 million, of which $22.4 million was reflected in operating expenses.  Total share-based compensation reflected in cost of sales during the nine months ended December 31, 2010 was $5.4 million.  Total share-based compensation included in our inventory balance was $3.2 million at December 31, 2010.

Determining the appropriate fair-value model and calculating the fair value of share-based awards at the date of grant requires judgment.  The fair value of our RSUs is based on the fair market value of our common stock on the date of grant discounted for expected future dividends.  We use the Black-Scholes option pricing model to estimate the fair value of employee stock options and rights to purchase shares under employee stock purchase plans.  Option pricing models, including the Black-Scholes model, also require the use of input assumptions, including expected volatility, expected life, expected dividend rate, and expected risk-free rate of return.  We use a blend of historical and implied volatility based on options freely traded in the open market as we believe this is more reflective of market conditions and a better indicator of expected volatility than using purely historical volatility.  The expected life of the awards is based on historical and other economic data trended into the future.  The risk-free interest rate assumption is based on observed interest rates appropriate for the terms of our awards.  The dividend yield assumption is based on our history and expectation of future dividend payouts.  We estimate the number of share-based awards which will be forfeited due to employee turnover.  Quarterly changes in the estimated forfeiture rate can have a significant effect on reported share-based compensation, as the effect of adjusting the rate for all expense amortization after April 1, 2006 is recognized in the period the forfeiture estimate is changed.  If the actual forfeiture rate is higher or lower than the estimated forfeiture rate, then an adjustment is made to increase or decrease the estimated forfeiture rate, which will result in a decrease or increase to the expense recognized in our financial statements.  If forfeiture adjustments are made, they would affect our gross margin, research and development expenses, and selling, general and administrative expenses.  The effect of forfeiture adjustments through the third quarter of fiscal 2011 was immaterial.

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

In periods where our production levels are substantially below our normal operating capacity, such as in the first half of fiscal 2010, the reduced production levels of our manufacturing facilities are charged directly to cost of sales.  Approximately $22.3 million was charged to cost of sales in the first nine months of fiscal 2010 as a result of decreased production in our wafer fabs.  There were no such charges in the first three quarters of fiscal 2011.

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

If the fair value of an investment is below our carrying value, we determine if the investment is other than temporarily impaired based on our quantitative and qualitative analysis, which includes assessing the severity and duration of the impairment and the likelihood of recovery before disposal.  If the investment is considered to be other than temporarily impaired, we write down the investment to its fair value.  There were no impairments to our non-marketable investments during the quarter ended December 31, 2010.

Income Taxes

As part of the process of preparing our condensed consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate.  This process involves estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes.  These differences result in deferred tax assets and liabilities, which are included within our condensed consolidated balance sheets.  We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income within the relevant jurisdiction and to the extent we believe that recovery is not likely, we must establish a valuation allowance.  We have not provided for a valuation allowance because we believe that it is more likely than not that our deferred tax assets will be recovered from future taxable income.  Should we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.  At December 31, 2010, our gross deferred tax asset was $107.6 million.

Various taxing authorities in the U.S. and other countries in which we do business scrutinize the tax structures employed by businesses.  Companies of our size and complexity are regularly audited by the taxing authorities in the jurisdictions in which they conduct significant operations.  We are currently under audit by the U.S. Internal Revenue Service (IRS) for our fiscal years ended March 31, 2006, 2007 and 2008.  Our fiscal years ended March 31, 2009 and 2010 are open for examination by the tax authorities.  We recognize liabilities for anticipated tax audit issues in the U.S. and other tax jurisdictions based on our estimate of whether, and the extent to which, additional tax payments are probable.  We believe that we maintain adequate tax reserves to offset any potential tax liabilities that may arise upon these and other pending audits in the U.S. and other countries in which we do business.  If such amounts ultimately prove to be unnecessary, the resulting reversal of such reserves would result in tax benefits being recorded in the period the reserves are no longer deemed necessary.  If such amounts ultimately prove to be less than an ultimate assessment, a future charge to expense would be recorded in the period in which the assessment is determined.

Property, Plant and Equipment

Property, plant and equipment are stated at cost.  Major renewals and improvements are capitalized, while maintenance and repairs are expensed when incurred.  At December 31, 2010, the carrying value of our property and equipment totaled $528.2 million, which represented 18.7% of our total assets.  This carrying value reflects the application of our property and equipment accounting policies, which incorporate estimates, assumptions and judgments relative to the useful lives of our property and equipment.  Depreciation is provided on a straight-line basis over the estimated useful lives of the related assets, which range from 5 to 7 years on manufacturing equipment, from 10 to 15 years on leasehold improvements and approximately 30 years on buildings.

We began production activities at Fab 4 on October 31, 2003.  We began to depreciate the Fab 4 assets as they were placed in service for production purposes.  As of December 31, 2010, all of the buildings and supporting facilities were being depreciated as well as the manufacturing equipment that had been placed in service.  All manufacturing equipment that was not being used in production activities was maintained in projects in process and is not being depreciated until it is placed into service since management believes there will be no change to its utility from the present time until it is placed into productive service.  The lives to be used for depreciating this equipment at Fab 4 will be evaluated at such time as the assets are placed in service.  We do not believe that the temporary idling of such assets has impaired the estimated life or carrying values of the underlying assets.

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

Junior Subordinated Convertible Debentures

We separately account for the liability and equity components of our junior subordinated convertible debentures in a manner that reflects our nonconvertible debt (unsecured debt) borrowing rate when interest cost is recognized.  This results in a bifurcation of a component of the debt, classification of that component in equity and the accretion of the resulting discount on the debt to be recognized as part of interest expense in our condensed consolidated statements of operations.  Additionally, certain embedded features of the debentures qualify as derivatives and are bundled as a compound embedded derivative that is measured at fair value.  Lastly, we include the dilutive effect of the shares of our common stock issuable upon conversion of the outstanding junior subordinated convertible debentures in our diluted income per share calculation regardless of whether the market price trigger or other contingent conversion feature has been met.  We apply the treasury stock method as we have the intent and current ability to settle the principal amount of the junior subordinated convertible debentures in cash.  This method results in incremental dilutive shares when the average fair value of our common stock for a reporting period exceeds the conversion price per share which was $29.04 at December 31, 2010 and adjusts as dividends are recorded in the future.

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

The amount of continuing SST revenue included in the condensed consolidated statements of income for the three months ended December 31, 2010 was $56.8 million.  The operations of SST have been fully integrated into our operations as of October 1, 2010 and as such, cost of sales and operating expenses are no longer segregated in the three months ended December 31, 2010.  The amount of continuing SST revenue and earnings included in our condensed consolidated statements of income for the period April 9, 2010 to September 30, 2010 was $114.9 million and $17.4 million, respectively.

Results of Continuing Operations

The following table sets forth certain operational data as a percentage of net sales for the periods indicated:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2010	2009	2010	2009
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	41.2	41.6	41.4	45.4
Gross profit	58.8	58.4	58.6	54.6
Research and development	11.5	12.1	11.4	13.0
Selling, general and administrative	15.2	17.3	15.4	18.0
Special charges	0.2	---	0.2	0.2
Operating income	31.9%	29.0%	31.6%	23.4%

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

Our net sales for the quarter ended December 31, 2010 were $367.8 million, a decrease of 3.8% from the previous quarter's sales of $382.3 million, and an increase of 47.1% from net sales of $250.1 million in the quarter ended December 31, 2009.  Our net sales for the nine months ended December 31, 2010 were $1,107.2 million, an increase of 65.3% from net sales of $669.7 million in the nine months ended December 31, 2009.  The decrease in net sales in the quarter ended December 31, 2010 over the previous quarter was due primarily to general semiconductor industry conditions.  The increases in net sales in the quarter ended December 31, 2010 compared to the quarter ended December 31, 2009, and for the nine months ended December 31, 2010 compared to the nine months ended December 31, 2009, were due primarily to improving semiconductor industry conditions, market share gains in our microcontroller and analog product lines, and an increase in net sales due to our acquisition of SST.  Average selling prices for our silicon products were up approximately 4% for the three-month period ended December 31, 2010 over the corresponding period of the previous fiscal year.  Average selling prices for our silicon products were down approximately 3% for the nine-month period ended December 31, 2010 over the corresponding period of the previous fiscal year.  The number of units of our silicon products sold was up approximately 34% for the three-month period ended December 31, 2010 and approximately 66% for the nine-month period ended December 31, 2010 over the corresponding periods of the previous fiscal year.

The average selling prices and the unit volumes of our sales are impacted by the mix of our products sold and overall semiconductor market conditions.  Key factors related to the amount of net sales during the three and nine-month periods ended December 31, 2010 include:

•	global economic conditions in the markets we serve;
•	semiconductor industry conditions;
•	our acquisition of SST;
•	inventory holding patterns of our customers;
•	increasing semiconductor content in our customers' products;
•	customers' increasing needs for the flexibility offered by our programmable solutions;
•	our new product offerings that have increased our served available market; and
•	continued market share gains.

Sales by product line for the three and nine-month periods ended December 31, 2010 and 2009 were as follows (dollars in thousands):

	Three Months Ended December 31, (unaudited)				Nine Months Ended December 31, (unaudited)
	2010	%	2009	%	2010	%	2009	%

Microcontrollers	$251,015	68.2	$202,416	80.9	$752,922	68.0	$544,477	81.3
Memory products	53,512	14.6	21,182	8.5	170,400	15.4	56,999	8.5
Analog and interface products	44,239	12.0	26,501	10.6	132,211	11.9	68,233	10.2
Technology licensing	19,058	5.2	---	---	51,687	4.7	---	---
Total sales	$367,824	100.0	$250,099	100.0	$1,107,220	100.0	$669,709	100.0

Microcontrollers

Our microcontroller product line represents the largest component of our total net sales.  Microcontrollers and associated application development systems accounted for approximately 68.2% of our total net sales for the three-month period ended December 31, 2010 and approximately 68.0% of our total net sales for the nine-month period ended December 31, 2010 compared to approximately 80.9% of our total net sales for the three-month period ended December 31, 2009 and approximately 81.3% of our total net sales for the nine-month period ended December 31, 2009.  The primary reason for the decrease in our microcontroller sales as a percentage of our total sales is our acquisition of SST which resulted in an increase in our memory product and technology licensing sales.

Net sales of our microcontroller products increased approximately 24.0% in the three-month period ended December 31, 2010 and approximately 38.3% in the nine-month period ended December 31, 2010 compared to the three and nine-month periods ended December 31, 2009.  These sales increases were driven primarily by improving semiconductor conditions in the end markets that we serve including the consumer, automotive, industrial control, communications and computing markets, as well as market share gains.

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

Memory Products

Sales of our memory products accounted for approximately 14.6% of our total net sales for the three-month period ended December 31, 2010 and approximately 15.4% of our total net sales in the nine-month period ended December 31, 2010 compared to approximately 8.5% of our total net sales for each of the three and nine-month periods ended December 31, 2009.  The reason for the increase in our memory product sales as a percentage of our total sales is the acquisition of SST's SuperFlash memory products.

Net sales of our memory products increased approximately 152.6% in the three-month period ended December 31, 2010 and 199.0% in the nine-month period ended December 31, 2010 compared to the three and nine-month periods ended December 31, 2009.  Excluding the SST memory product sales, our memory products sales increased 12.5% in the three-month period ended December 31, 2010 and 28.5% in the nine-month period ended December 31, 2010 compared to the prior year periods.  These increases in our overall memory product sales were driven primarily by increased revenue due to our acquisition of SST, improving semiconductor industry conditions and by customer demand conditions within the Serial EEPROM and Flash memory markets.

Memory product pricing has historically been cyclical in nature, with steep price declines followed by periods of relative price stability, driven by changes in industry capacity at different stages of the business cycle.  We have experienced, and expect to continue to experience, varying degrees of competitive pricing pressures in our memory products.  We may be unable to maintain the average selling prices of our memory products as a result of increased pricing pressure in the future, which could adversely affect our operating results.

Analog and Interface Products

Sales of our analog and interface products accounted for approximately 12.0% of our total net sales for the three-month period ended December 31, 2010 and 11.9% of our total net sales for the nine-month period ended December 31, 2010 compared to approximately 10.6% of our total net sales for the three-month period ended December 31, 2009 and 10.2% of our total net sales for the nine-month period ended December 31, 2009.

Net sales of our analog and interface products increased approximately 66.9% in the three-month period ended December 31, 2010 and 93.8% in the nine-month period ended December 31, 2010 compared to the three and nine-month periods ended December 31, 2009.  These sales increases were driven primarily by improving semiconductor industry conditions, market share gains achieved within the analog and interface market and increased revenue due to the acquisition of SST.  Excluding the SST analog product sales, our analog and interface products sales increased 45.0% in the three-month period ended December 31, 2010 and 72.2% in the nine-month period ended December 31, 2010 compared to the prior year periods.

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

Technology Licensing

Technology licensing revenue from our acquisition of SST includes a combination of royalties associated with SST's technology licensed for the manufacture of advanced microcontroller products and fees for engineering services.  Technology licensing accounted for approximately 5.2% of our total net sales for the three months ended December 31, 2010, and approximately 4.7% of our total net sales for the period April 9, 2010 through December 31, 2010.

Revenue from technology licensing can fluctuate over time due to semiconductor industry and general economic conditions.

Distribution

Distributors accounted for approximately 54% of our net sales in the three-month period ended December 31, 2010 and approximately 60% of our net sales in the three-month period ended December 31, 2009.  Distributors accounted for approximately 56% of our net sales in the nine-month period ended December 31, 2010 and approximately 61% of our net sales in the nine-month period ended December 31, 2009.  Our distributors focus primarily on servicing the product requirements of a broad base of diverse customers.  We believe that distributors provide an effective means of reaching this broad and diverse customer base.  We believe that customers recognize Microchip for its products and brand name and use distributors as an effective supply channel.

Our largest distributor accounted for approximately 10% of our net sales in each of the three and nine-month periods ended December 31, 2010 compared to approximately 12% of our net sales in each of the three and nine-month periods ended December 31, 2009.

Generally, we do not have long-term agreements with our distributors and we, or our distributors, may terminate our relationships with each other with little or no advanced notice.  The loss of, or the disruption in the operations of, one or more of our distributors could reduce our future net sales in a given quarter and could result in an increase in inventory returns.

At December 31, 2010, our distributors maintained 39 days of inventory of our products compared to 41 days of inventory at March 31, 2010.  Over the past three fiscal years, the days of inventory maintained by our distributors have fluctuated between 31 days and 42 days.  We do not believe that inventory holding patterns at our distributors will materially impact our net sales, due to the fact that we recognize revenue based on sell-through for all our distributors.

Sales by Geography

Sales by geography for the three and nine-month periods ended December 31, 2010 and 2009 were as follows (dollars in thousands):

	Three Months Ended December 31, (unaudited)				Nine Months Ended December 31, (unaudited)
	2010	%	2009	%	2010	%	2009	%
Americas	$76,615	20.8	$59,311	23.7	$230,864	20.9	$164,678	24.6
Europe	81,220	22.1	60,059	24.0	240,277	21.7	164,062	24.5
Asia	209,989	57.1	130,729	52.3	636,079	57.4	340,969	50.9
Total sales	$367,824	100.0	$250,099	100.0	$1,107,220	100.0	$669,709	100.0

Our sales to foreign customers have been predominately in Asia and Europe, which we attribute to the manufacturing strength in those areas for automotive, communications, computing, consumer and industrial control products.  Americas sales include sales to customers in the U.S., Canada, Central America and South America.

Sales to foreign customers accounted for approximately 80% of our net sales in each of the three and nine-month periods ended December 31, 2010.  Sales to foreign customers accounted for approximately 78% of our net sales in the three-month period ended December 31, 2009 and approximately 77% of our net sales in the nine-month period ended December 31, 2009.  Substantially all of our foreign sales are U.S. Dollar denominated.  The primary reason our sales to customers in Asia have increased in the three and nine-month periods ended December 31, 2010 over the same periods last year was due to our acquisition of SST whose sales are more heavily weighted to Asian customers compared to the rest of our business.  Further, sales to customers in Asia have generally increased over time due to many of our customers transitioning their manufacturing operations to Asia and growth in demand from the emerging Asian market.  Our sales force in the Americas and Europe supports a significant portion of the design activity for products which are ultimately shipped to Asia.

       Gross Profit

Our gross profit was $216.4 million in the three months ended December 31, 2010 and $146.0 million in the three months ended December 31, 2009.  Our gross profit was $648.8 million in the nine months ended December 31, 2010 and $365.8 million in the nine months ended December 31, 2009.  Gross profit as a percent of sales was 58.8% in the three months ended December 31, 2010 and 58.4% in the three months ended December 31, 2009.  Gross profit as a percentage of sales was 58.6% in the nine months ended December 31, 2010 and 54.6% in the nine months ended December 31, 2009.

The most significant factors affecting our gross profit percentage in the periods covered by this report were:

•
production levels being at or above normal capacity levels in the three and nine months ended December 31, 2010 and below the range of our normal capacity, resulting in under absorption of fixed costs, in the three and nine months ended December 31, 2009;

•	the addition of licensing and SuperFlash Memory revenue in the nine months ended December 31, 2010 as a result of our acquisition of SST; and
•	fluctuations in the product mix of microcontrollers, proprietary and non-proprietary analog products and Serial EEPROM products.

Other factors that impacted our gross profit percentage in the periods covered by this report include:

•
for the three months ended December 31, 2010 and the nine months ended December 31, 2009, inventory write-downs being higher than the gross margin impact of sales of inventory that was previously written down;

•	for the nine months ended December 31, 2010, inventory write-downs being lower than the gross margin impact of sales of inventory that was previously written down;
•	continual cost reductions in wafer fabrication and assembly and test manufacturing, such as new manufacturing technologies and more efficient manufacturing techniques; and
•	lower depreciation as a percentage of cost of sales.

We adjust our capacity utilization as required to respond to actual and anticipated business and industry-related conditions.  We operated at or above normal capacity levels, which we typically consider to be 90% to 95% of the actual capacity of our installed equipment, during the three and nine months ended December 31, 2010.  During the three and nine months ended December 31, 2009, as a result of adverse economic conditions, we operated below normal capacity levels.  As a result, approximately $1.7 million and $22.3 million was charged to cost of sales in the three and nine-month periods ended December 31, 2009, respectively, as a result of decreased production.  In the future, if production levels are below normal capacity, we will charge cost of sales for the unabsorbed capacity.

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

Our overall inventory levels were $177.7 million at December 31, 2010, compared to $116.6 million at March 31, 2010.  We maintained 107 days of inventory on our balance sheet at December 31, 2010 compared to 97 days of inventory at March 31, 2010.  Our inventory levels at December 31, 2010 were at the lower end of the range we have experienced over the past three years.  We expect to grow our inventory levels in the March 2011 quarter to allow us to shorten our lead times and improve our delivery performance to our customers.

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

At December 31, 2010, approximately 60% of our assembly requirements were performed in our Thailand facility compared to approximately 67% of our assembly requirements at December 31, 2009.  The percentage of our assembly work that is performed internally fluctuates over time based on supply and demand conditions in the semiconductor industry and our internal capacity capabilities.  Third-party contractors located in Asia perform the balance of our assembly operations.  At December 31, 2010, approximately 88% of our test requirements were performed in our Thailand facility compared to substantially all of our test requirements being performed in our Thailand facility over the same period last year.  We believe that the assembly and test operations performed at our Thailand facility provide us with significant cost savings when compared to contractor assembly and test costs, as well as increased control over these portions of the manufacturing process.  The primary reason for the decrease in the portion of assembly and test operations performed in our Thailand facility in the fiscal 2011 period over the fiscal 2010 period was due to our acquisition of SST which outsourced 100% of its assembly and test operations.

We rely on outside wafer foundries for a portion of our wafer fabrication requirements.  As a result of our acquisition of SST, we have become more reliant on outside foundries for our wafer fabrication requirements.  In the nine months ended December 31, 2010, approximately 20% of our total net sales related to products which were purchased from outside wafer foundries.

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

Research and Development (R&D)

R&D expenses for the three months ended December 31, 2010 were $42.2 million, or 11.5% of net sales, compared to $30.3 million, or 12.1% of net sales, for the three months ended December 31, 2009.  R&D expenses for the nine months ended December 31, 2010 were $126.4 million, or 11.4% of net sales, compared to $87.5 million, or 13.0% of net sales, for the nine months ended December 31, 2009.  We are committed to investing in new and enhanced products, including development systems software, and in our design and manufacturing process technologies.  We believe these investments are significant factors in maintaining our competitive position.  R&D costs are expensed as incurred.  Assets purchased to support our ongoing research and development activities are capitalized when related to products which have achieved technological feasibility or that have alternative future uses and are amortized over their expected useful lives.  R&D expenses include labor, depreciation, masks, prototype wafers, and expenses for the development of process technologies, new packages, and software to support new products and design environments.

R&D expenses increased $11.9 million, or 39.1%, for the three months ended December 31, 2010 over the same period last year.  R&D expenses increased $38.9 million or 44.5%, for the nine months ended December 31, 2010 over the same period last year.  The primary reasons for the dollar increases in R&D costs over these periods were higher salary and bonus costs related to restoring previous reductions in compensation programs due to improving business conditions and additional costs from our acquisition of SST.

Selling, General and Administrative

Selling, general and administrative expenses for the three months ended December 31, 2010 were $56.1 million, or 15.2% of net sales, compared to $43.1 million, or 17.3% of net sales, for the three months ended December 31, 2009.  Selling, general and administrative expenses for the nine months ended December 31, 2010 were $170.9 million or 15.4% of net sales, compared to $120.5 million or 18.0% of net sales, for the nine months ended December 31, 2009.  Selling, general and administrative expenses include salary and other expenses related to field sales, marketing and administrative personnel, advertising and promotional expenditures and legal expenses.  Selling, general and administrative expenses also include costs related to our direct sales force and field applications engineers who work in sales offices worldwide to stimulate demand by assisting customers in the selection and use of our products.

Selling, general and administrative expenses increased $13.0 million, or 30.2%, for the three months ended December 31, 2010 over the same period last year.  Selling, general and administrative expenses increased $50.4 million, or 41.8%, for the nine months ended December 31, 2010 over the same period last year.  The primary reasons for the dollar increases in selling, general and administrative costs over these periods were higher salary and bonus costs related to restoring previous reductions in compensation programs due to improving business conditions and additional costs from our acquisition of SST.

Special Charges

During the three and nine months ended December 31, 2010, we incurred $0.6 million and $1.7 million, respectively, of severance-related and office closure costs associated with our acquisition of SST.

During the three months ended June 30, 2009, we agreed to the terms of a patent license with an unrelated third-party and signed an agreement on July 9, 2009.  The patent license settled alleged infringement claims.  The total payment made to the third party in July 2009 was $1.4 million, $1.2 million of which was expensed in the first quarter of fiscal 2010 and the remaining $0.2 million was recorded as a prepaid royalty that was amortized over the remaining life of the patent, which expired in June 2010.

Other Income (Expense)

Interest income in the three-month period ended December 31, 2010 decreased to $4.0 million from $4.9 million in the three-month period ended December 31, 2009.  Interest income in the nine-month period ended December 31, 2010 decreased to $12.4 million from $12.7 million in the nine-month period ended December 31, 2009.  The primary reason for the decreases in interest income in the three and nine-month periods ended December 31, 2010 over the same periods last year was due to lower interest rates applying to our short-term investments.  Interest expense related to our 2.125% junior subordinated convertible debentures in the three and nine-month periods ended December 31, 2010 was $7.7 million and $23.5 million, respectively, compared to $7.8 million and $23.3 million, respectively, in the three and nine-month periods ended December 31, 2009.  Other income, net in the three and nine-month periods ended December 31, 2010 was $0.4 million and $1.7 million, respectively, compared to other income, net of $0.1 million and $7.9 million, respectively, in the three and nine-month periods ended December 31, 2009.  The decrease in other income, net in the nine-month period ended December 31, 2010 over the same period last year primarily relates to a $7.5 million gain on trading securities during the nine-month period ended December 31, 2009 as a result of market fluctuations in the value of certain strategic investments in publicly traded companies, which we classified as trading securities.  There were no such gains or losses on trading securities during the three or nine months ended December 31, 2010 or the three months ended December 31, 2009.

Provision for Income Taxes

Our provision for income taxes reflects tax on foreign earnings and federal and state tax on U.S. earnings.  We had an effective tax rate from continuing operations of 10.9% for the three-month period ended December 31, 2010 and 0.7% for the three-month period ended December 31, 2009.  We had an effective tax rate from continuing operations of 12.4% for the nine-month period ended December 31, 2010 and 8.2% for the nine-month period ended December 31, 2009.  Our effective tax rate is lower than statutory rates in the U.S. due primarily to our mix of earnings in foreign jurisdictions with lower tax rates, changes in tax regulations and the reinstatement of the R&D tax credit in the quarter ended December 31, 2010.  In the three and nine-month periods ended December 31, 2009, our effective tax rate was lowered as a result of a tax settlement with the I.R.S. in the three months ended December 31, 2009.

Various taxing authorities in the U.S. and other countries in which we do business are increasing their scrutiny of the tax structures employed by businesses.  Companies of our size and complexity are regularly audited by the taxing authorities in the jurisdictions in which they conduct significant operations.  For U.S. federal, and in general for U.S. state tax returns, our fiscal 2006 through fiscal 2010 tax returns remain open for examination by the authorities.  We are currently under audit by the I.R.S. for our fiscal years ended March 31, 2006, 2007 and 2008.  We recognize liabilities for anticipated tax audit issues in the U.S. and other tax jurisdictions based on our estimate of whether, and the extent to which, additional tax payments are probable.  We believe that we maintain adequate tax reserves to offset any potential tax liabilities that may arise upon these and other pending audits in the U.S. and other countries in which we do business.  If such amounts ultimately prove to be unnecessary, the resulting reversal of such reserves would result in tax benefits being recorded in the period the reserves are no longer deemed necessary.  If such amounts ultimately prove to be less than any final assessment, a future charge to expense would be recorded in the period in which the assessment is determined.

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

Results of Discontinued Operations

As a result of our acquisition of SST, certain of SST's product lines have been marketed for sale based on management's decision regarding them not being a strategic fit into our product portfolio.  The discontinued businesses include various memory product lines.  For financial statement purposes, the net assets and results of operations for these discontinued businesses have been segregated from those of the continuing operations and are presented in the our condensed consolidated financial statements as discontinued operations and assets held for sale.  On May 21, 2010, we completed a transaction to sell one of the businesses acquired from SST to Greenliant Systems, Ltd.  The sale price in this transaction was determined by management to represent fair value, and accordingly, no gain or loss was recognized on the sale of the net assets.  In this sale, we disposed of approximately $23.6 million of assets held for sale, primarily comprised of inventory, property, plant and equipment, intangible assets and non-marketable securities.  Consideration in the transaction was in the form of cash and notes receivable from Greenliant Systems, Ltd.  On July 8, 2010, we granted an exclusive limited license for certain Serial NOR-Flash products to PCT.  The license is limited to certain industry segments and geographic regions and excludes certain multinational customers.

At the time of the SST acquisition, we determined that we would hold SST's SuperFlash Memory and RF businesses as assets held for sale, in addition to other businesses that we have sold since the acquisition date.  After operating the SST business for two quarters, we found synergies between SST's RF business and our wireless, microcontroller and analog businesses.  On the memory side, after divesting the low margin business to PCT, we had substantially improved the gross margin for the rest of the SuperFlash Memory business.  We also determined that running some volume on the memory business is critical to proving out the SuperFlash technology before it can be licensed.  As a result, we decided to integrate the SuperFlash Memory and RF businesses of SST into our ongoing businesses during the second quarter of fiscal 2011.

The net loss from discontinued operations in the three and nine-month periods ended December 31, 2010 was $1.2 million and $5.1 million, respectively.  Contributing to the net loss from discontinued operations in the three and nine-month periods ended December 31, 2010 was $1.3 million and $3.6 million, respectively, of inventory write-downs related to discontinued operations.  At December 31, 2010, assets held for sale totaled $1.1 million.

Liquidity and Capital Resources

We had $1,573.0 million in cash, cash equivalents and short-term and long-term investments at December 31, 2010, an increase of $41.5 million from the March 31, 2010 balance.  The increase in cash, cash equivalents and short-term and long-term investments over this time period is primarily attributable to cash generated from operating activities being offset by dividend payments of $256.8 million in the nine months ended December 31, 2010 and cash of $112.7 million used to acquire SST, net of cash received in that acquisition.

Net cash provided from operating activities was $430.1 million for the nine-month period ended December 31, 2010 compared to $344.0 million for the nine-month period ended December 31, 2009.  The increase in cash flow from operations in the nine-month period ended December 31, 2010 compared to the nine-month period ended December 31, 2009 was primarily due to higher net income in the nine-month period ended December 31, 2009 being partially offset by $87.0 million of trading securities which were sold in the June 2009 quarter.

During the nine months ended December 31, 2010, net cash used in investing activities was $217.4 million.  During the nine months ended December 31, 2009, net cash used in investing activities was $263.1 million.  The decrease in net cash used in investing activities was due primarily to a reduction in our net purchases, sales and maturities of short-term and long-term investments, offset by the purchase of SST on April 8, 2010 and higher capital expenditures in the nine-month period ended December 31, 2010.

Net cash used in financing activities was $204.2 million for the nine months ended December 31, 2010 compared to net cash used in financing activities of $166.0 million for the nine months ended December 31, 2009.  Proceeds from the exercise of stock options and employee purchases under our employee stock purchase plans were $51.4 million for the nine months ended December 31, 2010 and $18.6 million for the nine months ended December 31, 2009.  We paid cash dividends to our stockholders of $256.8 million in the nine months ended December 31, 2010 and $186.6 million in the nine months ended December 31, 2009.

Our level of capital expenditures varies from time to time as a result of actual and anticipated business conditions.  Capital expenditures in the nine months ended December 31, 2010 were $100.1 million compared to $28.4 million for the nine months ended December 31, 2009.  The higher capital expenditure activity in the nine months ended December 31, 2010 compared to the same period in the prior fiscal year was primarily driven by increased production requirements to support increases in revenue.  Capital expenditures are primarily for the expansion of production capacity and the addition of research and development equipment.  We currently intend to spend approximately $100 million during the next twelve months to invest in equipment and facilities to maintain, and selectively increase, capacity to meet our currently anticipated needs.

We expect to finance capital expenditures through our existing cash balances and cash flows from operations.  We believe that the capital expenditures anticipated to be incurred over the next twelve months will provide sufficient manufacturing capacity to meet our currently anticipated needs.

We enter into derivative transactions from time to time in an attempt to reduce our exposure to currency rate fluctuations.  Although none of the countries in which we conduct significant foreign operations has had a highly inflationary economy in the last five years, there is no assurance that inflation rates or fluctuations in foreign currency rates in countries where we conduct operations will not adversely affect our operating results in the future.  At December 31, 2010, we had no foreign currency forward contracts outstanding.

On December 11, 2007, we announced that our Board of Directors had authorized the repurchase of up to an additional 10.0 million shares of our common stock in the open market or in privately negotiated transactions.  As of December 31, 2010, we had repurchased 7.5 million shares under this 10.0 million share authorization for a total of $234.7 million.  There is no expiration date associated with this program.  The timing and amount of future repurchases will depend upon market conditions, interest rates, and corporate considerations.

As of December 31, 2010, we held approximately 30.5 million shares as treasury shares.

On October 28, 2002, we announced that our Board of Directors had approved and instituted a quarterly cash dividend on our common stock.  A quarterly dividend of $0.344 per share was paid on December 2, 2010 in the aggregate amount of $64.5 million.  A second cash dividend of $0.345 per share was paid on December 27, 2010 in the aggregate amount of $65.0 million.  The second cash dividend was an acceleration of the dividend that would normally have been paid in March 2011.  Our Board is free to change our dividend practices at any time and to increase or decrease the dividend paid, or not to pay a dividend on our common stock on the basis of our results of operations, financial condition, cash requirements and future prospects, and other factors deemed relevant by our Board.  Our current intent is to provide for ongoing quarterly cash dividends depending upon market conditions and our results of operations.

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

Off-Balance Sheet Arrangements

As of December 31, 2010, we are not involved in any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Recently Issued Accounting Pronouncements

For a description of recently issued accounting pronouncements, refer to Note 2 of the Notes to Condensed Consolidated Financial Statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Our investment portfolio, consisting of fixed income securities, money market funds, cash deposits, and marketable securities that we hold on an available-for-sale basis, was $1,573.0 million as of December 31, 2010 compared to $1,506.6 million as of March 31, 2010, and we had no trading securities balance as of December 31, 2010 compared to $24.9 million as of March 31, 2010.  The available-for-sale debt securities, like all fixed income instruments, are subject to interest rate risk and will decline in value if market interest rates increase.  We have the ability to hold our fixed income investments until maturity and, therefore, we would not expect to recognize any material adverse impact in income or cash flows if market interest rates increase.

At December 31, 2010, $12.9 million of the fair value of our investment portfolio was invested in ARS.  Historically, the carrying value of ARS approximated fair value due to the frequent resetting of the interest rates.  If an auction fails for amounts we have invested, our investment will not be liquid.  With the continuing liquidity issues experienced in the global credit and capital markets, our ARS have experienced multiple failed auctions.  While we continue to earn interest on these investments based on a pre-determined formula with spreads tied to particular interest rate indices, the estimated market value for a portion of these ARS no longer approximates the original purchase value.

The fair value of the failed ARS of $12.9 million has been estimated based on market information and estimates determined by management and could change significantly based on market conditions.  We evaluated the impairments in the value of these ARS, determining our intent to sell these securities prior to the recovery of our amortized cost basis resulted in the securities being other-than-temporarily impaired and have recognized impairment charges on these investments of $0.4 million and $1.3 million, respectively, in the three and nine months ended December 31, 2010.  If the issuers are unable to successfully close future auctions or if their credit ratings deteriorate further, we may be required to further adjust the carrying value of the investments through an additional impairment charge to earnings.

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

Investments in Marketable Equity Investments

Our available-for-sale marketable equity investments at December 31, 2010 consist of shares of public company common stock, the value of which is determined by the closing price of such shares on the respective markets on which the shares are traded as of the balance sheet date.  These investments are classified as marketable securities and accounted for under the provisions of ASC 320 Investments -- Debt and Equity Securities.  The market value of these investments was approximately $53.6 million at December 31, 2010 compared to our cost basis of approximately $56.4 million.  The value of our investments in these securities would be materially impacted if there was a significant change in the market price of the shares.  A hypothetical 30% favorable or unfavorable change in the stock prices compared to the stock prices at December 31, 2010 would have affected the value of our investments in marketable equity securities by approximately $16.0 million.  See Note 7 to our condensed consolidated financial statements for additional information about our investments in these marketable securities.

Investments in Non-Marketable Equity Investments

We have non-marketable equity investments in several companies that we acquired as a result of our SST acquisition that SST had purchased to support its strategic initiatives.  These companies range from early-stage companies to more mature companies with established revenue and business models.  These companies are dependent upon successful execution of their product and technology development, acceptance of their products and technology in the markets they serve, and financial and operational efficiency.  If any of these private companies are unsuccessful in these and other related initiatives, or if there are factors beyond their control in the markets which they serve, their performance could be affected materially resulting in a loss of some or all of their value, which would in turn require us to determine if an other-than-temporary impairment to fair value exists in any of our private equity and/or debt investments.  If an other-than-temporary impairment of fair value exists, we will need to write down the investment to its fair value and recognize the related impairment charge to our income statement.  Our non-marketable equity investments, excluding those accounted for under the equity method, had a carrying amount of $17.2 million as of December 31, 2010.  As of December 31, 2010, the carrying amount of our non-marketable equity method investments was $2.1 million.

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

Changes in Internal Control over Financial Reporting

On April 8, 2010, we acquired SST which operated under its own set of systems and internal controls.  During the six months ended September 30, 2010, we transitioned certain of SST's processes to our internal control processes; however, we separately maintained many of SST's internal controls during this time period.  During the three months ended December 31, 2010, we completed transitioning essentially all of SST's processes to our internal control processes.

Other than with respect to our transition of SST to our systems and control environment as described above, during the three months ended December 31, 2010, there was no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Sales through distributors accounted for approximately 61% of our net sales in fiscal 2010 and approximately 56% of our net sales in the first nine months of fiscal 2011.  Our largest distributor accounted for approximately 12% of our net sales in fiscal 2010 and approximately 10% of our net sales in the first nine months of fiscal 2011.  We do not have long-term agreements with our distributors and we and our distributors may each terminate our relationship with little or no advance notice.

Any future adverse conditions in the U.S. and global economies or in the U.S. and global credit markets could materially impact the operations of our distributors.  Any deterioration in the financial condition of our distributors or any disruption in the operations of our distributors could adversely impact the flow of our products to our end customers and adversely impact our results of operation.  In addition, during an industry and/or economic downturn, it is possible there will be an oversupply of products and a decrease in sell-through of our products by our distributors which could reduce our net sales in a given period and result in an increase in inventory returns.

The value of our investments in marketable equity investments could change materially.

Our investments in available-for-sale marketable securities at December 31, 2010 consists of shares of public company common stock, the value of which is determined by the closing price of such shares on the respective markets on which the shares are traded as of our balance sheet date.  The market value of these investments was approximately $53.6 million at December 31, 2010.  The stock prices of these securities could materially decrease due to company performance and/or market related activity, negatively affecting the value of these investments.  If we wanted to liquidate these investments at a time in which the stock prices had decreased from current levels, our realized return would be materially and adversely affected.  Depending on the number of shares we desire to sell relative to the daily trading volume in the shares, in the event we desire to sell our marketable securities, it may take several weeks or months to dispose of our position and our efforts to sell could drive down the price of the shares we are selling.

We may not realize a return on our non-marketable equity investments.

At December 31, 2010, we had $17.1 million in non-marketable equity investments in several companies that we acquired as a result of our SST acquisition that SST had purchased to support its strategic initiatives.  We also have $2.2 million in other non-marketable equity investments.  These companies range from early-stage companies to more mature companies with established revenue and business models.  Many factors are critical to the success of these companies, including product and technology development, market acceptance of their products and technology, and efficiency of operations.  If any of these private companies are unsuccessful as a result of these or other factors, we could lose all or part of our investment in that company.  Also, if we determine that an other-than-temporary impairment to fair value exists in any of our private equity and/or debt investments, we will need to write down the investment to its fair value and recognize the related impairment charge.

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

At December 31, 2010, $12.9 million of the fair value of our investment portfolio was invested in ARS.  Historically, the carrying value of ARS approximated fair value due to the frequent resetting of the interest rates.  With the continuing liquidity issues in the global credit and capital markets, our ARS have experienced multiple failed auctions.  As a result, we will not be able to access such funds until a future auction on these investments is successful.

Our ARS have experienced multiple rating downgrades by the major rating agencies.  The fair value of these ARS has been estimated based on market information and estimates determined by management and could change significantly based on market conditions.  Based on the estimated values, we concluded these investments were other than temporarily impaired and recognized an impairment charge on these investments of $0.4 million and $1.3 million, respectively, in the three and nine months ended December 31, 2010.  If the issuers are unable to successfully close future auctions or if their credit ratings deteriorate further, we may be required to further adjust the carrying value of the investments through an additional impairment charge to earnings.

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

We do not typically enter into long-term contracts with our customers and we cannot be certain about future order levels from our customers.  When we do enter into customer contracts, the contract is generally cancelable at the convenience of the customer.  Even though we had over 67,000 customers and our ten largest direct customers made up approximately 9% of our total revenue for the nine months ended December 31, 2010, cancellation of customer contracts could have an adverse financial impact on our revenue and profits.

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

Sales to foreign customers account for a substantial portion of our net sales.  During fiscal 2010, approximately 77% of our net sales were made to foreign customers.  During the first nine months of fiscal 2011, approximately 80% of our net sales were made to foreign customers.  We purchase a substantial portion of our raw materials and equipment from foreign suppliers.  In addition, we own product assembly and testing facilities located near Bangkok, Thailand, which has experienced periods of political instability in the past, and experienced some instability in Bangkok in May 2010, though the situation in 2010 did not noticeably affect the area in which our facilities are located.  We also use various foreign contractors for a portion of our assembly and testing and for a portion of our wafer fabrication requirements.  Substantially all of our finished goods inventory is maintained in Thailand.

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

Fluctuations in foreign currency exchange rates could impact our operating results.  We use forward currency exchange contracts in an attempt to reduce the adverse earnings impact from the effect of exchange rate fluctuations on our non-U.S. dollar net balance sheet exposures.  Nevertheless, in periods when the U.S. dollar significantly fluctuates in relation to the non-U.S. currencies in which we transact business, the value of our non-U.S. dollar transactions can have an adverse effect on our results of operations and financial condition.  In particular, in periods when a foreign currency significantly declines in value in relation to the U.S. dollar, such as past declines in the Euro relative to the U.S. dollar, customers transacting in that foreign currency may find it more difficult to fulfill their previously committed contractual obligations or to undertake new obligations to make payments or purchase products and customers transacting in that foreign currency may find it more difficult to fulfill their previously committed contractual obligations or to undertake new obligations to make payments or purchase products.  In periods when the U.S. dollar is significantly declining in relation to the British pound, Euro and Thai baht, the operational costs in our European and Thailand subsidiaries are adversely affected.

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

We review our long-lived assets, including goodwill and other intangible assets, for impairment annually in the fourth quarter or whenever events or changes in circumstances indicate that the carrying amount of those assets may not be recoverable.  Factors that may be considered in assessing whether goodwill or intangible assets may not be recoverable include a decline in our stock price or market capitalization, reduced estimates of future cash flows and slower growth rates in our industry.  Our valuation methodology for assessing impairment requires management to make judgments and assumptions based on historical experience and to rely heavily on projections of future operating performance.  Because we operate in highly competitive environments, projections of future operating results and cash flows may vary significantly from our actual results.  No goodwill or long-lived asset impairment charges were recorded in fiscal 2010 or in the first nine months of fiscal 2011.

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

Currently, a majority of our revenue is generated from customers located outside the U.S., and a substantial portion of our assets, including employees, are located outside the U.S.  Present U.S. income taxes and foreign withholding taxes have not been provided on undistributed earnings for certain of our non-U.S. subsidiaries, because such earnings are intended to be indefinitely reinvested in the operations of those subsidiaries.  In fiscal 2009, President Obama's administration announced initiatives that would substantially reduce our ability to defer U.S. taxes including repealing the deferral of U.S. taxation of foreign earnings, eliminating utilization of or substantially reducing our ability to claim foreign tax credits, and eliminating various tax deductions until foreign earnings are repatriated to the U.S.  Changes in tax law such as these proposals could have a material negative impact on our financial position and results of operations.

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

MICROCHIP TECHNOLOGY INCORPORATED

Date: February 8, 2011	By: /s/ J. Eric Bjornholt
J. Eric Bjornholt
Vice President and Chief Financial Officer
(Duly Authorized Officer, and
Principal Financial and Accounting Officer)