Form 10-K
period 2011-03-31
MICROCHIP TECHNOLOGY INC
filed 2011-05-31
CIK 827054

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K
(Mark One)

☒           Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended March 31, 2011

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

Indicate by checkmark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:  ☒Yes   ☐No

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   ☒Yes   ☐No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is large accelerated filer, an accelerated filed, or a non-accelerated filer, or smaller reporting company.  See definitions of "large accelerated filer" "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act):

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).☐ Yes    ☒ No

Aggregate market value of the voting and non-voting common equity held by non-affiliates as of September 30, 2010 based upon the closing price of the common stock as reported by the NASDAQ® Global Market on such date was approximately $5,717,290,437.

Number of shares of Common Stock, $.001 par value, outstanding as of May 20, 2011:  190,479,654.

Documents Incorporated by Reference
Document		Part of Form 10-K
Proxy Statement for the 2011 Annual Meeting of Stockholders		III

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES

FORM 10-K

PART I

This Form 10-K contains certain forward-looking statements that involve risks and uncertainties, including statements regarding our strategy and future financial performance and those statements identified under "Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations – Note Regarding Forward-looking Statements."  Our actual results could differ materially from the results described in these forward-looking statements as a result of certain factors including those set forth under "Item 1A – Risk Factors," beginning below at page 10, and elsewhere in this Form 10-K.  Although we believe that the matters reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  You should not place undue reliance on these forward-looking statements.  We disclaim any obligation to update information contained in any forward-looking statement.

Item 1.                 BUSINESS

We develop and manufacture specialized semiconductor products used by our customers for a wide variety of embedded control applications.  Our product portfolio comprises 8-bit, 16-bit, and 32-bit PIC® microcontrollers and 16-bit dsPIC® digital signal controllers, which feature on-board Flash (reprogrammable) memory technology.  In addition, we offer a broad spectrum of high-performance linear, mixed-signal, power management, thermal management, RF, safety and security, and interface devices, as well as serial EEPROMs, Serial Flash memories and Parallel Flash memories.  We also license Flash-IP solutions that are incorporated in a broad range of products.  Our synergistic product portfolio targets thousands of applications and a growing demand for high-performance designs in the automotive, communications, computing, consumer and industrial control markets.  Our quality systems are ISO/TS16949 (2002 version) certified.

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

Our Internet address is www.microchip.com.  We post the following filings on our website as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission:

·	our annual report on Form 10-K
·	our quarterly reports on Form 10-Q
·	our current reports on Form 8-K
·	our proxy statement
·	any amendments to the above-listed reports filed or furnished pursuant to Sections 13(a) or 15(d) of the Securities Exchange Act of 1934

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

Industry Background

Competitive pressures require manufacturers of a wide variety of products to expand product functionality and provide differentiation while maintaining or reducing cost.  To address these requirements, manufacturers often use integrated circuit-based embedded control systems that enable them to:

·	differentiate their products
·	replace less efficient electromechanical control devices
·	reduce the number of components in their system
·	add product functionality
·	reduce the system level energy consumption
·	decrease time to market for their products
·	significantly reduce product cost

Embedded control systems have been incorporated into thousands of products and subassemblies in a wide variety of applications and markets worldwide, including:

·	automotive comfort, safety and entertainment applications
·	remote control devices
·	handheld tools
·	home appliances
·	portable computers
·	robotics

·	accessories
·	cordless and cellular telephones
·	motor controls
·	security systems
·	educational and entertainment devices
·	consumer electronics
·	power supplies
·	touch screens
·	medical products

Embedded control systems typically incorporate a microcontroller as the principal active, and sometimes sole, component.  A microcontroller is a self-contained computer-on-a-chip consisting of a central processing unit, non-volatile program memory, random access memory for data storage and various input/output peripheral capabilities.  In addition to the microcontroller, a complete embedded control system incorporates application-specific software and may include specialized peripheral device controllers, non-volatile memory components such as EEPROMs, Flash memory and various analog and interface products.

The increasing demand for embedded control has made the market for microcontrollers one of the larger segments of the semiconductor market at approximately $15 billion in calendar year 2010.  Microcontrollers are currently available in 4-bit through 32-bit architectures.  4-bit microcontrollers are the smallest segment of the microcontroller market and have been in decline for several years.  8-bit microcontrollers remain very cost-effective for a wide range of high-volume embedded control applications and, as a result, continue to represent the largest portion of the overall microcontroller market.  16-bit and 32-bit microcontrollers provide higher performance and functionality, and are generally found in more complex embedded control applications.

Our Products

Our strategic focus is on embedded control solutions, including:

·	microcontrollers
·	development tools
·	analog and interface products
·	memory products
·	technology licensing

We provide highly cost-effective embedded control solutions that also offer the advantages of small size, high performance, extreme low power, low voltage operation and ease of development, enabling timely and cost-effective embedded control product integration by our customers.

Microcontrollers

We offer a broad family of proprietary microcontroller products marketed under the PIC brand name.  We believe that our PIC product family is a price/performance leader in the worldwide microcontroller market.  We have shipped over 9 billion PIC microcontrollers to customers worldwide since their introduction in 1990.  Our PIC products are designed for applications requiring field programmability, high performance, low power and cost effectiveness.  They feature a variety of memory technology configurations, low voltage, extreme low power, small footprint and ease of use.  Our performance results from a product architecture which features dual data and instruction pathways, referred to as a Harvard dual-bus architecture; a Reduced Instruction Set Computer, referred to as RISC; and variable length instructions; all of which provide significant speed advantages over alternative single-bus, Complex Instruction Set Computer architectures, referred to as CISC.  With over 790 microcontrollers in our product portfolio, we target the 8-bit, 16-bit, and 32-bit microcontroller markets.

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

Our family of development tools for PIC and dsPIC products range from entry-level systems, which include an assembler and programmer or in-circuit debugging hardware, to fully configured systems that provide in-circuit emulation capability.  Customers moving from entry-level designs to those requiring real-time emulation are able to preserve their investment in learning and tools as they migrate to future PIC devices since all of our PIC and dsPIC development tools share the same integrated development environment.

Many independent companies also develop and market application development tools that support our standard microcontroller product architecture.  Currently, there are approximately 200 third-party tool suppliers worldwide whose products support our proprietary microcontroller architecture.

We believe that familiarity with and adoption of both our and third-party development tools by an increasing number of product designers will be an important factor in the future selection of our embedded control products.  These development tools allow design engineers to develop thousands of application-specific products from our standard microcontrollers.  To date, we have shipped more than 1,000,000 development tools.

Analog and Interface Products

Our analog and interface products consist of several families with approximately 730 power management, linear, mixed-signal, thermal management, RF Linear drivers, safety and security, and interface products.  At the end of fiscal 2011, our mixed-signal analog and interface products were being shipped to more than 17,500 end customers.

We market and sell our analog and interface products into our microcontroller customer base, to customers who use microcontrollers from other suppliers and to customers who use other products that may not fit our traditional PIC microcontroller and memory products customer base.  We market these, and all of our products, based on an application segment approach targeted to provide customers with application solutions.

Memory Products

Our memory products consist of serial electrically erasable programmable read-only memory (referred to as Serial EEPROMs), Serial Flash Memories, Parallel Flash Memories and Serial SRAM memories.  Serial EEPROMs, Serial Flash memories and Serial SRAM have a very low I/O pin requirement, permitting production of very small footprint devices.  We sell our memory products primarily into the embedded control market, complementing our microcontroller offerings.

Technology Licensing

Our technology licensing business from our acquisition of SST, includes license fees and royalties associated with SST's technology licenses for the use of SuperFlash technology and fees for engineering services.  We license the
SuperFlash®  technology to foundries, IDMs and design partners throughout the world for use in the manufacture of their advanced microcontroller products.

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

Our manufacturing facilities are located in:

·	Tempe, Arizona (Fab 2)
·	Chandler, Arizona (probe operations)
·	Gresham, Oregon (Fab 4)
·	Bangkok, Thailand (assembly, probe and test)

Wafer Fabrication

Fab 2 currently produces 8-inch wafers and supports manufacturing processes from 0.35 to 5.0 microns.  During fiscal 2011, Fab 2 operated at or above normal capacity levels, which we typically consider to be in the range of 90% to 95% of the actual capacity of the installed equipment.  Fab 2's capacity to support more advanced technologies was increased during fiscal 2011 by making process improvements, upgrading existing equipment, and adding equipment as required.

Fab 4 currently produces 8-inch wafers using predominantly 0.22 to 0.5 micron manufacturing processes and is capable of supporting technologies below 0.18 microns.  Similar to Fab 2, during fiscal 2011, Fab 4 was operating at or above normal capacity levels, which we typically consider to be in the range of 90% to 95% of the actual capacity of the installed equipment.  The capacity of Fab 4 to support our most advanced technology and support new technology development was increased during fiscal 2011 by starting up more of the tools we acquired when we purchased Fab 4 in fiscal 2003 and installing new tools.  A significant amount of additional clean room capacity and equipment acquired with Fab 4 can be brought on line in the future to support incremental wafer fabrication capacity needs.  We believe the combined capacity of Fab 2 and Fab 4 will provide sufficient capacity to allow us to respond to increases in future demand over the next several years with modest incremental capital expenditures.

We continue to transition products to more advanced process technologies to reduce future manufacturing costs.  We believe that our ability to successfully transition to more advanced process technologies is important for us to remain competitive.

We have, in recent years, outsourced a portion of our wafer production requirements to third-party wafer foundries to augment our internal manufacturing capabilities.  As a result of our acquisition of SST in fiscal 2011, we have become more reliant on outside wafer foundries for our wafer fabrication requirements than we have in past periods.  In fiscal 2011, approximately 20 percent of our sales came from product that was produced at outside wafer foundries.

Assembly and Test

We perform product assembly and testing at our facilities located near Bangkok, Thailand.  As of March 31, 2011, approximately 61% of our assembly requirements were being performed in our Thailand facility.  As of March 31, 2011, approximately 88% of our test requirements were performed in our Thailand facility.  We use third-party assembly and test contractors in several Asian countries for the balance of our assembly and test requirements.  During fiscal 2011, consistent with favorable business conditions, we operated at normal capacity levels and selectively increased our probe, assembly and test capacity at our Thailand facility.

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

At the end of fiscal 2011, we owned identifiable long-lived assets (consisting of property, plant and equipment) in the United States with a carrying value, net of accumulated depreciation, of $330.0 million and $210.5 million in other countries, including $193.7 million in Thailand.  At the end of fiscal 2010, we owned identifiable long-lived assets in the United States with a carrying value, net of accumulated depreciation, of $333.0 million and $160.0 million in other countries, including $147.7 million in Thailand.

Research and Development (R&D)

We are committed to continuing our investment in new and enhanced products, including development systems, and in our design and manufacturing process technologies.  We believe these investments are significant factors in maintaining our competitive position.  Our current R&D activities focus on the development of microcontrollers, digital signal controllers, Serial EEPROM memory, NOR FLASH Memory, Embedded FLASH technologies, RF products, analog and interface products, development systems, software and application-specific software libraries.  We are also developing design and process technologies to enable products and innovative features as well as achieve further cost reductions and performance improvements in existing products.

In fiscal 2011, our R&D expenses were $170.6 million, compared to $120.8 million in fiscal 2010 and $115.5 million in fiscal 2009.  R&D expenses included share-based compensation expense of $12.9 million in fiscal 2011, $12.2 million in fiscal 2010 and $10.9 million in fiscal 2009.

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

Our licensing division has dedicated sales, technology, design, product, test and reliability personnel that support the requirements of our licensees.

Distribution

Our distributors focus primarily on servicing the product requirements of a broad base of diverse customers.  We believe that distributors provide an effective means of reaching this broad and diverse customer base.  We believe that customers recognize Microchip for its products and brand name and use distributors as an effective supply channel.

In fiscal 2011, we derived 58% of our net sales through distributors and 42% of our net sales from customers serviced directly by Microchip.  In fiscal 2010, we derived 61% of our net sales through distributors and 39% of our net sales from customers serviced directly by Microchip.  In fiscal 2009, we derived 64% of our net sales through distributors and 36% of our net sales from customers serviced directly by Microchip.  Our largest distributor accounted for approximately 10% of our net sales in fiscal 2011, 12% of our net sales in fiscal 2010 and 14% of our net sales in fiscal 2009.  No other distributor or end customer accounted for more than 10% of our net sales in fiscal 2011, fiscal 2010 or fiscal 2009.

We do not have long-term agreements with our distributors and we, or our distributors, may each terminate our relationship with little or no advanced notice.  The loss of, or the disruption in the operations of, one or more of our distributors could reduce our future net sales in a given quarter and could result in an increase in inventory returns.

Sales by Geography

Sales by geography for fiscal 2011, fiscal 2010 and fiscal 2009 were as follows (dollars in thousands):

	Year Ended March 31,
	2011	%	2010	%	2009	%
Americas	$310,735	20.9	$231,398	24.4	$228,922	25.3
Europe	334,911	22.5	237,354	25.1	257,407	28.5
Asia	841,559	56.6	478,977	50.5	416,968	46.2

Total Sales	$1,487,205	100.0	$947,729	100.0	$903,297	100.0

Sales to foreign customers accounted for approximately 80% of our net sales in fiscal 2011, approximately 77% of our net sales in fiscal 2010 and approximately 75% of our net sales in fiscal 2009.  Our sales to foreign customers have been predominately in Asia and Europe, which we attribute to the manufacturing strength in those areas for automotive, communications, computing, consumer and industrial control products.  The primary reason our sales to customers in Asia increased in fiscal 2011 compared to prior periods was due to our acquisition of SST whose sales were more heavily weighted to Asian customers compared to the rest of our business.  Americas sales include sales to customers in the United States, Canada, Central America and South America.

Sales to customers in China, including Hong Kong, accounted for approximately 25% of our net sales in fiscal 2011, 25% of our net sales in fiscal 2010 and approximately 23% of our net sales in fiscal 2009.  Sales to customers in Taiwan accounted for approximately 13% of our net sales in fiscal 2011 and approximately 10% of our net sales in fiscal 2010.  We did not have sales into any other foreign countries that exceeded 10% of our net sales during fiscal 2011, fiscal 2010 or fiscal 2009.

Our international sales are substantially all U.S. dollar denominated.  Although foreign sales are subject to certain government export restrictions, we have not experienced any material difficulties to date as a result of export restrictions.

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

Backlog

As of April 30, 2011, our backlog was approximately $544.9 million, compared to $527.6 million as of April 30, 2010.  Our backlog includes all purchase orders scheduled for delivery within the subsequent 12 months.

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

We currently compete principally on the basis of the technical innovation and performance of our embedded control products, including the following product characteristics:

·	speed
·	functionality
·	density
·	low power consumption
·	reliability
·	packaging alternatives

We believe that other important competitive factors in the embedded control market include:

·	ease of use
·	functionality of application development systems
·	dependable delivery, quality and availability
·	technical and innovative service and support
·	price

We believe that we compete favorably with other companies on all of these factors, but we may be unable to compete successfully in the future, which could harm our business.

Patents, Licenses and Trademarks

We maintain a portfolio of U.S. and foreign patents, expiring on various dates between 2011 and 2029.  We also have numerous additional U.S. and foreign patent applications pending.  We do not expect that the expiration of any particular patent will have a material impact on our business.  While we intend to continue to seek patents on our technology and manufacturing processes, we believe that our continued success depends primarily on the technological skills and innovative capabilities of our personnel and our ability to rapidly commercialize product developments, rather than on our patents.  Our existing and new patents, trademarks and copyrights that issue may not be of sufficient scope or strength to provide meaningful intellectual property protection or any commercial advantage to us.  In addition, pursuing violations of our intellectual property rights on a worldwide basis is a complex business area involving patent law, trademark law, copyright law and the laws of certain foreign countries do not protect our intellectual property rights to the same extent as the laws of the U.S.

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

Employees

As of March 31, 2011, we had 6,970 employees.  None of our employees are represented by a labor organization.  We have never had a work stoppage and believe that our employee relations are good.

Executive Officers of the Registrant

The following sets forth certain information regarding our executive officers as of April 30, 2011:

Name	Age	Position
Steve Sanghi	55	Chairman of the Board, President and Chief Executive Officer
Ganesh Moorthy	51	Executive Vice President & Chief Operating Officer
J. Eric Bjornholt	40	Vice President, Chief Financial Officer
Stephen V. Drehobl	49	Vice President, Security, Microcontroller and Technology Division
David S. Lambert	59	Vice President, Fab Operations
Mitchell R. Little	59	Vice President, Worldwide Sales and Applications
Richard J. Simoncic	47	Vice President, Analog and Interface Products Division

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

Mr. Bjornholt has served as Vice President of Finance since 2008 and as Chief Financial Officer since January 1, 2009.  He has served in various financial management capacities since he joined Microchip in 1995.  Mr. Bjornholt holds a Masters degree in Taxation from Arizona State University and a B.S. degree in accounting from the University of Arizona.

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

Our operating results are affected by a wide variety of factors that could reduce our net sales and profitability, many of which are beyond our control.  Some of the factors that may affect our operating results include:

·	changes in demand or market acceptance of our products and products of our customers;
·	the mix of inventory we hold and our ability to satisfy orders from our inventory;
·	levels of inventories at our customers;
·	risk of excess and obsolete inventories;
·	changes in utilization of our manufacturing capacity and fluctuations in manufacturing yields;

·	our ability to secure sufficient wafer foundry, assembly and testing capacity;
·	availability of raw materials and equipment;
·	competitive developments including pricing pressures;
·	unauthorized copying of our products resulting in pricing pressure and loss of sales;
·	the level of orders that are received and can be shipped in a quarter;
·	the level of sell-through of our products through distribution;
·	fluctuations in the mix of products;
·	changes or fluctuations in customer order patterns and seasonality;
·	constrained availability from other electronic suppliers impacting our customers' ability to ship their products, which in turn may adversely impact our sales to those customers;
·	costs and outcomes of any current or future tax audits or any litigation involving intellectual property, customers or other issues;
·	changes in tax regulations and policies in the U.S. and other countries in which we do business;
·
disruptions in our business or our customers' businesses due to terrorist activity, armed conflict, war, worldwide oil prices and supply, public health concerns, natural disasters or disruptions in the transportation system;

·	fluctuations in commodity prices;
·	property damage or other losses, whether or not covered by insurance; and
·	general economic, industry or political conditions in the U.S. or internationally.

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

The manufacture and assembly of integrated circuits, particularly non-volatile, erasable CMOS memory and logic devices such as those that we produce, are complex processes.  These processes are sensitive to a wide variety of factors, including the level of contaminants in the manufacturing environment, impurities in the materials used, the performance of our wafer fabrication personnel and equipment, and other quality issues.  As is typical in the semiconductor industry, we have from time to time experienced lower than anticipated manufacturing yields.  Our operating results will suffer if we are unable to maintain yields at approximately the current levels.  This could include delays in the recognition of revenue, loss of revenue or future orders, and customer-imposed penalties for failure to meet contractual shipment deadlines.  Our operating results are also adversely affected when we operate at less than optimal capacity.  During the third and fourth quarters of fiscal 2009, we reduced wafer starts in both Fab 2 and Fab 4, implemented rotating unpaid time off and had multiple planned shutdowns in our Thailand facility to help control inventory levels in response to adverse economic conditions.  This lower capacity utilization resulted in certain costs being charged directly to expense and lower gross margins.  In the quarter ended December 31, 2009, we increased our production output in our factories and did not have any shutdowns in our Thailand operation and reduced the amount of rotating unpaid time off in Fab 2 and Fab 4.  Since the March 2010 quarter, we have been running at more optimal levels of capacity utilization.

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

The semiconductor industry is intensely competitive and has been characterized by price erosion and rapid technological change.  We compete with major domestic and international semiconductor companies, many of which have greater market recognition and substantially greater financial, technical, marketing, distribution and other resources than we do.  We may be unable to compete successfully in the future, which could harm our business.  Our ability to compete successfully depends on a number of factors both within and outside our control, including, but not limited to:

·	the quality, performance, reliability, features, ease of use, pricing and diversity of our products;
·	our success in designing and manufacturing new products including those implementing new technologies;
·	the rate at which customers incorporate our products into their own applications;
·	product introductions by our competitors;
·	the number, nature and success of our competitors in a given market;
·	our ability to obtain adequate supplies of raw materials and other supplies at acceptable prices;
·	our ability to protect our products and processes by effective utilization of intellectual property rights;
·
our ability to remain price competitive against companies that have copied our proprietary product lines, especially in countries where intellectual property rights protection is difficult to achieve and maintain;

·	our ability to address the needs of our customers; and
·	general market and economic conditions.

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

Sales through distributors accounted for approximately 58% of our net sales in fiscal 2011, approximately 61% of our net sales in fiscal 2010 and approximately 64% of our net sales in fiscal 2009.  Our largest distributor accounted for approximately 10% of our net sales in fiscal 2011, approximately 12% of our net sales in fiscal 2010, and approximately 14% of our net sales in fiscal 2009.  We do not have long-term agreements with our distributors and we and our distributors may each terminate our relationship with little or no advance notice.

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

Our future operating results will depend on our ability to develop and introduce new products on a timely basis that can compete effectively on the basis of price and performance and which address customer requirements.  The success of our new product introductions depends on various factors, including, but not limited to:

·	proper new product selection;
·	timely completion and introduction of new product designs;
·	timely filing of intellectual property rights for new product designs;
·	availability of development and support tools and collateral literature that make complex new products easy for engineers to understand and use; and
·	market acceptance of our customers' end products.

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

In connection with our acquisition of SST, we acquired SST's intellectual property licensing business which is based on its SuperFlash technology.  The success of our licensing business will depend on the continued market acceptance of this technology and on our ability to further develop and enhance such technology and to introduce new technologies in the future.  To be successful, any such technology must be able to be repeatably implemented by licensees, provide satisfactory yield rates, address licensee and customer requirements, and perform competitively.  The success of our technology licensing business depends on various other factors, including, but not limited to:

·	proper identification of licensee requirements;
·	timely development and introduction of new or enhanced technology;
·	our ability to protect our intellectual property rights for our licensed technology;
·	availability of sufficient development and support services to assist licensees in their design and manufacture of products integrating our technology;
·	availability of foundry licensees with sufficient capacity to support OEM production; and
·	market acceptance of our customers' end products.

Because our SuperFlash technology is complex, there may be delays from time to time in developing and enhancing such technology.  There can be no assurance that our existing or any enhanced or new technology will achieve or maintain substantial market acceptance.  Our licensees may experience disruptions in production or lower than expected production levels which would adversely affect the revenue that we receive from them.  Our technology license agreements generally include an indemnification clause that indemnifies the licensee against liability and damages (including legal defense costs) arising from intellectual property matters.  We could be exposed to substantial liability for claims or damages related to intellectual property matters or indemnification claims.  Any claim, with our without merit, could result in significant legal fees and require significant attention from our management.  Any of the foregoing issues may adversely impact the success of our licensing business and adversely affect our future operating results.

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

We are dependent on several contractors to perform key manufacturing functions for us, and our licensees of our Flash technology also rely on foundries and other contractors.

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

Certain of our SuperFlash technology licensees also rely on outside wafer foundries for wafer fabrication services.  If the licensees were to experience any disruption in supply from the wafer foundries, this would reduce the revenue we receive in our technology licensing business and would harm our operating results.

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

It is also possible that from time to time we may be subject to claims related to the manufacture, performance or use of our products.  These claims may be due to injuries or environmental exposures related to manufacturing, a product's nonconformance to our specifications, or specifications agreed upon with the customer, changes in our manufacturing processes, or unexpected end customer system issues due to the interaction with our products or insufficient design or testing by our customers.  We could incur significant expenses related to such matters, including, but not limited to:

·	costs related to writing off the value of our inventory of nonconforming products;
·	recalling nonconforming products;
·	providing support services, product replacements, or modifications to products and the defense of such claims;
·	diversion of resources from other projects;
·	lost revenue or a delay in the recognition of revenue due to cancellation of orders and unpaid receivables;
·	customer imposed fines or penalties for failure to meet contractual requirements; and
·	a requirement to pay damages.

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

We do not typically enter into long-term contracts with our customers and we cannot be certain about future order levels from our customers.  When we do enter into customer contracts, the contract is generally cancelable at the convenience of the customer.  Even though we had over 68,000 customers and our ten largest direct customers made up approximately 9% of our total revenue for the year ended March 31, 2011, cancellation of customer contracts could have an adverse financial impact on our revenue and profits.

Further, as the practice has become more commonplace in the industry, we have entered into contracts with certain customers that differ from our standard terms of sale.  For example, under these contracts we may commit to supply specific quantities of products on scheduled delivery dates, or agree to extend our obligations for certain liabilities such as warranties or indemnification for claims of intellectual property infringement.  If we agree to special supply terms and we become unable to supply the customer as required under the contract, the customer may incur additional production costs, lost revenues due to subsequent delays in their own manufacturing schedule, or quality-r elated issues.  If we agree to special warranty or indemnification provisions, we may be liable for the customer's costs, expenses and damages associated with their claims and we may be obligated to defend the customer against claims of intellectual property infringement and pay the associated legal fees.  While we try to limit the number of contracts that we sign which contain such special provisions, manage the risks underlying such liabilities and set caps on our liability exposure, such provisions do expose us to significant additional risks and could result in a material adverse impact on our results of operation and financial condition.

Business interruptions could harm our business.

Operations at any of our facilities, or at the facilities of any of our wafer fabrication or assembly and test subcontractors, may be disrupted for reasons beyond our control, including work stoppages, power loss, incidents of terrorism or security risk, political instability, public health issues, telecommunications, transportation or other infrastructure failure, fire, earthquake, floods, or other natural disasters.  We have taken steps to mitigate the impact of some of these events should they occur; however, we cannot be certain that our actions will be effective to avoid a significant impact on our business in the event of a disaster or other business interruption.

If operations at any of our facilities, or our subcontractors' facilities are interrupted, we may not be able to shift production to other facilities on a timely basis, and we may need to spend significant amounts to repair or replace our facilities and equipment.  If we experienced business interruptions, we would likely experience delays in shipments of products to our customers and alternate sources for production may be unavailable on acceptable terms.  This could result in reduced revenues and profits and the cancellation of orders or loss of customers.  While the earthquake off the coast of Japan in March 2011 did not directly impact any of our facilities or have a short-term impact on our supply of materials, the longer-term impact on our supply of materials and subcontractors, and the economic impact that this event may have had on our customers and licensees, is not yet fully known.  In addition, business interruption insurance will likely not be enough to compensate us for any losses that may occur and any losses or damages incurred by us as a result of business interruptions could significantly harm our business.

We are highly dependent on foreign sales and operations, which exposes us to foreign political and economic risks.

Sales to foreign customers account for a substantial portion of our net sales.  During fiscal 2011, approximately 80% of our net sales were made to foreign customers.  During fiscal 2010, approximately 77% of our net sales were made to foreign customers.  We purchase a substantial portion of our raw materials and equipment from foreign suppliers.  In addition, we own product assembly and testing facilities located near Bangkok, Thailand, which has experienced periods of political instability in the past, and experienced some instability in Bangkok in May 2010, though the situation in 2010 did not noticeably affect the area in which our facilities are located.  We also use various foreign contractors for a portion of our assembly and testing and for a portion of our wafer fabrication requirements.  Substantially all of our finished goods inventory is maintained in Thailand.

Our reliance on foreign operations, foreign suppliers, maintenance of substantially all of our finished goods inventory at foreign locations and significant foreign sales exposes us to foreign political and economic risks, including, but not limited to:

·	political, social and economic instability;
·	public health conditions;
·	trade restrictions and changes in tariffs;
·	import and export license requirements and restrictions;
·	difficulties in staffing and managing international operations;
·	employment regulations;
·	disruptions in international transport or delivery;
·	difficulties in collecting receivables;
·	economic uncertainty in the worldwide markets served by us; and
·	potentially adverse tax consequences.

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

We have insurance contracts with independent insurance companies related to many different types of risk; however, we self-insure for some potentially significant risks and obligations.  In these circumstances, we have determined that it is more cost effective to self-insure certain risks than to pay the high premium costs.  The risks and exposures that we self-insure include, but are not limited to, certain property, product defects, political risks, and intellectual property matters.  Should there be a loss or adverse judgment or other decision in an area for which we are self-insured, then our financial condition, results of operations and liquidity may be adversely affected.

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

Customer demands and new regulations related to conflict-free minerals may force us to incur additional expenses.

The Dodd-Frank Wall Street Reform and Consumer Protection Act requires disclosure of use of “conflict” minerals mined from the Democratic Republic of Congo and adjoining countries and efforts to prevent the use of such minerals. In the semiconductor industry, these minerals are most commonly found in metals.  As there may be only a limited number of suppliers offering “conflict free” metals, we cannot be sure that we will be able to obtain necessary metals in sufficient quantities or at competitive prices.  Also, since our supply chain is complex and some suppliers will not share their confidential supplier information, we may face challenges with our customers and suppliers if we are unable to sufficiently verify that the metals used in our products are “conflict free.”  Some customers may choose to disqualify us as a supplier and we may have to write off inventory in the event that it becomes unsaleable as a result of these evolving regulations.

Climate change regulations and sustained adverse climate change poses both regulatory and physical risks that could harm our results of operations or affect the way we conduct our business.

New climate change regulations could require us to limit emissions, change our manufacturing processes, obtain substitute materials that may cost more or be less available, increase our investment in control technology for greenhouse gas emissions, fund offset projects or undertake other costly activities.  These regulations could significantly increase our costs and restrict our manufacturing operations by virtue of requirements for new equipment.  It is possible that new permits will be required for our current or expanded operations.  Failure to receive timely permits could result in the imposition of fines, suspension of production, or cessation of operations.  In addition, new restrictions on carbon dioxide or other greenhouse gas emissions could result in significant costs such as higher energy costs, and utility companies passing down carbon taxes, emission cap and trade programs and renewable portfolio standards.  The cost of complying, or of failing to comply, with these and other climate change and emissions regulations could have an adverse effect on our operating results.

Further, any sustained adverse change in climate could have a direct adverse economic impact on us such as water and power shortages, higher costs for water or energy to control the temperature inside of our facilities.  Also, certain of our operations are located in tropical regions, such as Thailand.  Some environmental experts predict that these regions may become vulnerable to storms, floods and droughts due to climate change.  While we maintain business recovery plans that are intended to allow us to recover from natural disasters or other events that can be disruptive to our business, we cannot be certain that our plans will protect us from all such disasters or events.

Regulatory authorities in jurisdictions into which we ship our products could levy fines or restrict our ability to export products.

A significant portion of our sales are made outside of the U.S. through the exporting and re-exporting of products.  In addition to local jurisdictions' export regulations, our U.S.-manufactured products or products based on U.S. technology are subject to U.S. laws and regulations governing international trade and exports, including, but not limited to the Foreign Corrupt Practices Act, Export Administration Regulations (EAR), and trade sanctions against embargoed countries and destinations administered by the U.S. Department of the Treasury, Office of Foreign Assets Control (OFAC).  Licenses or proper license exceptions are required for the shipment of our products to certain countries.  A determination by the U.S. or local government that we have failed to comply with these or other export regulations, or anti-bribery regulations can result in penalties which may include denial of export privileges, fines, civil or criminal penalties, and seizure of products.  Such penalties could have a material adverse effect on our business including our ability to meet our sales and earnings targets.  Further, a change in these laws and regulations could restrict our ability to export to previously permitted countries, customers, distributors or other third parties.  Any one or more of these sanctions or a change in laws or regulations could have a material adverse effect on our business, financial condition and results of operations.

The outcome of currently ongoing and future examinations of our income tax returns by the IRS could have an adverse effect on our results of operations.

We are subject to examination of our income tax returns by the IRS and other tax authorities for fiscal 2009 and later.  We are currently being audited by the IRS for fiscal 2009 and fiscal 2010.  We are subject to certain income tax examinations in foreign jurisdictions for fiscal 2004 and later.  We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes.  There can be no assurance that the outcomes from these continuing examinations will not have an adverse effect on our future operating results.

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

The market price of our common stock has fluctuated significantly in the past and is likely to fluctuate in the future.  The future trading price of our common stock could be subject to wide fluctuations in response to a variety of factors, many of which are beyond our control, including, but not limited to:

·	quarterly variations in our operating results and the operating results of other technology companies;
·	actual or anticipated announcements of technical innovations or new products by us or our competitors;
·	changes in analysts' estimates of our financial performance or buy/sell recommendations;
·	changes in our financial guidance or our failure to meet such guidance;
·	any acquisitions we pursue or complete;
·	general conditions in the semiconductor industry; and
·	global economic and financial conditions.

In addition, the stock market has from time to time experienced significant price and volume fluctuations that have affected the market prices for many companies and that often have been unrelated to the operating performance of such companies.  These broad market fluctuations and other factors have harmed and may harm the market price of our common stock.  Some or all of the foregoing factors could also cause the market price of our convertible debentures to decline or fluctuate substantially.

We may not fully realize the anticipated benefits of our completed or future acquisitions or divestitures.

We have acquired, and expect in the future to acquire, additional businesses that we believe will complement or augment our existing businesses.  The integration process for our acquisitions, such as our acquisition of SST, may be complex, costly and time consuming and include unanticipated issues, expenses and liabilities.  We may not be able to successfully or profitably integrate, operate, maintain and manage any newly acquired operations or employees.  We may not be able to maintain uniform standards, procedures and policies and we may be unable to realize the expected synergies and cost savings from the integration.  There may be increased risk due to integrating financial reporting and internal control systems.  We may have difficulty in developing, manufacturing and marketing the products of a newly acquired company, or in growing the business at the rate we anticipate.  Following an acquisition, we may not achieve the revenue or net income levels that justify the acquisition.  We may suffer loss of key employees, customers and strategic partners of acquired companies.  We may be subject to claims by terminated employees, shareholders of acquired companies and other third parties related to the transaction.  Acquisitions may also result in one-time charges (such as acquisition-related expenses, write-offs, restructuring charges, or future impairment of goodwill), contingent liabilities, adverse tax consequences, additional stock-based compensation expense and other charges that adversely affect our operating results.  Additionally, we may fund acquisitions of new businesses or strategic alliances by utilizing cash, raising debt, issuing shares of common stock, or other mechanisms.

While the risks above may be relevant to all of our acquisitions, our April 2010 acquisition of SST was a larger and more complex transaction than our other recent transactions and exposes us to greater risks and liabilities than we have encountered in the past.

Further, when we decide to sell assets or a business, we may encounter difficulty in finding or completing divestiture opportunities or alternative exit strategies on acceptable terms or in a timely manner.  These circumstances could delay the accomplishment of our strategic objectives or cause us to incur additional expenses with respect to a business that we want to dispose of, or we may dispose of a business at a price or on terms that are less favorable than we had anticipated.  Even following a divestiture, we may be contractually obligated with respect to certain continuing obligations to customers, vendors or other third parties and such obligations may have a material adverse impact on our results of operation and financial condition.

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

We review our long-lived assets, including goodwill and other intangible assets, for impairment annually in the fourth quarter or whenever events or changes in circumstances indicate that the carrying amount of those assets may not be recoverable.  Factors that may be considered in assessing whether goodwill or intangible assets may not be recoverable include a decline in our stock price or market capitalization, reduced estimates of future cash flows and slower growth rates in our industry.  Our valuation methodology for assessing impairment requires management to make judgments and assumptions based on historical experience and to rely heavily on projections of future operating performance.  Because we operate in highly competitive environments, projections of future operating results and cash flows may vary significantly from our actual results.  No goodwill or long-lived asset impairment charges were recorded in fiscal 2011, fiscal 2010 or fiscal 2009.

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

Our investments in available-for-sale marketable securities at March 31, 2011 consist of shares of public company common stock, the value of which is determined by the closing price of such shares on the respective markets on which the shares are traded as of our balance sheet date.  The market value of these investments was approximately $26.9 million at March 31, 2011.  The stock prices of these securities could materially decrease due to company performance and/or market-related activity, negatively affecting the value of these investments.  If we wanted to liquidate these investments at a time in which the stock prices had decreased from current levels, our realized return would be materially and adversely affected.  Depending on the number of shares we desire to sell relative to the daily trading volume in the shares, in the event we desire to sell our marketable securities, it may take several weeks or months to dispose of our position and our efforts to sell could drive down the price of the shares we are selling.

We may not realize a return on our non-marketable equity investments.

At March 31, 2011, we had investments of $7.7 million in several privately held companies, including those that we acquired as a result of our SST acquisition that SST had purchased to support its strategic initiatives.  These companies range from early-stage companies to more mature companies with established revenue and business models.  Many factors are critical to the success of these companies, including product and technology development, market acceptance of their products and technology, and efficiency of operations.  If any of these private companies are unsuccessful as a result of these or other factors, we could lose all or part of our investment in that company.  Also, if we determine that an other-than-temporary impairment to fair value exists in any of our non-marketable equity investments, we will need to write down the investment to its fair value and recognize the related impairment charge.

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

At March 31, 2011, $12.5 million of the fair value of our investment portfolio was invested in ARS.  Historically, the carrying value of ARS approximated fair value due to the frequent resetting of the interest rates.  With the continuing liquidity issues in the global credit and capital markets, our ARS have experienced multiple failed auctions.  As a result, we will not be able to access such funds until a future auction on these investments is successful.

Our ARS have experienced multiple rating downgrades by the major rating agencies.  The fair value of these ARS has been estimated based on market information and estimates determined by management and could change significantly based on market conditions.  Based on the estimated values, we concluded these investments were other than temporarily impaired and recognized an impairment charge on these investments of $1.6 million during fiscal 2011, $4.7 million during fiscal 2010 and $3.6 million during fiscal 2009.  If the issuers are unable to successfully close future auctions or if their credit ratings deteriorate further, we may be required to further adjust the carrying value of the investments through an additional impairment charge to earnings.

The majority of our short and long-term investments are in highly rated government agency bonds and corporate bonds.  Other than with respect to our holdings of ARS, we have not experienced any liquidity or impairment issues with such investments.  However, there can be no assurance that credit markets conditions will not in the future adversely affect the liquidity or value of our investments in government agency bonds or corporate bonds.

Item 1B.                 UNRESOLVED STAFF COMMENTS

None.

Item 2.                 PROPERTIES

At March 31, 2011, we owned the facilities described below:

Location	Approximate Total Sq. Ft.	Uses
Chandler, Arizona	415,000	Executive and Administrative Offices; Wafer Probe; R&D Center; Sales and Marketing; and Computer and Service Functions
Tempe, Arizona	379,000	Wafer Fabrication (Fab 2); R&D Center; Administrative Offices; and Warehousing
Gresham, Oregon	826,500	Wafer Fabrication (Fab 4); R&D Center; Administrative Offices; and Warehousing
Chacherngsao, Thailand	489,000	Test and Assembly; Wafer Probe; Sample Center; Warehousing; and Administrative Offices
Chacherngsao, Thailand	215,000	Assembly and Test
Bangalore, India	67,174	Research and Development; Marketing Support and Administrative Offices

In addition to the facilities we own, we lease several research and development facilities and sales offices in North America, Europe and Asia.  Our aggregate monthly rental payment for our leased facilities is approximately $0.7 million.

We currently believe that our existing facilities are suitable and will be adequate to meet our requirements for at least the next 12 months.

See page 36 for a discussion of the capacity utilization of our manufacturing facilities.

Item 3.                      LEGAL PROCEEDINGS

In the ordinary course of our business, we are involved in a limited number of legal actions, both as plaintiff and defendant, and could incur uninsured liability in any one or more of them.  We also periodically receive notification from various third parties alleging infringement of patents, intellectual property rights or other matters.  With respect to these pending legal actions to which we are a party, although the outcome of these actions are generally not determinable, we believe that the ultimate resolution of these matters will not harm our business and will not have a material adverse effect on our financial position, cash flows or results of operations.  Litigation relating to the semiconductor industry is not uncommon, and we are, and from time to time have been, subject to such litigation.  No assurances can be given with respect to the extent or outcome of any such litigation in the future.

Item 4.                      REMOVED AND RESERVED

PART II

Item 5.	MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is traded on the NASDAQ Global Market under the symbol "MCHP."  Our common stock has been quoted on such market since our initial public offering on March 19, 1993.  The following table sets forth the quarterly high and low closing prices of our common stock as reported by NASDAQ for our last two fiscal years.

Fiscal 2011	High	Low	Fiscal 2010	High	Low
First Quarter	$30.62	$26.61	First Quarter	$23.86	$19.78
Second Quarter	$31.56	$27.60	Second Quarter	$27.97	$21.84
Third Quarter	$36.31	$30.46	Third Quarter	$29.44	$23.96
Fourth Quarter	$38.31	$34.72	Fourth Quarter	$29.18	$25.81

Stock Price Performance Graph

The following graph and table show a comparison of the five-year cumulative total stockholder return, calculated on a dividend reinvestment basis, for Microchip Technology Incorporated, the Standard & Poor's (S&P) 500 Stock Index, and the Philadelphia Semiconductor Index.

	Cumulative Total Return
	March 2006	March 2007	March 2008	March 2009	March 2010	March 2011
Microchip Technology Incorporated	100.00	100.68	96.00	65.58	91.98	129.72
S&P 500 Stock Index	100.00	111.83	106.15	65.72	98.43	113.83
Philadelphia Semiconductor Index	100.00	96.27	90.68	63.02	96.93	110.29

Data acquired by Research Data Group, Inc. (www.researchdatagroup.com)

On May 20, 2011, there were approximately 354 holders of record of our common stock.  This figure does not reflect beneficial ownership of shares held in nominee names.

We have been declaring and paying quarterly cash dividends on our common stock since the third quarter of fiscal 2003.  Our total cash dividends paid were $256.8 million, $249.6 million and $246.7 million in fiscal 2011, fiscal 2010 and fiscal 2009, respectively.  The following table sets forth our quarterly cash dividends per common share and the total amount of the dividend payment for each quarter in fiscal 2011 and fiscal 2010.  At the end of our third fiscal quarter, a second cash dividend of $0.345 per share was paid in the aggregate amount of $65.0 million which was an acceleration of the dividend that would normally have been paid in March 2011 (amounts in thousands, except per share amounts):

Fiscal 2011	Dividends per Common Share	Aggregate Amount of Dividend Payment	Fiscal 2010	Dividends per Common Share	Aggregate Amount of Dividend Payment
First Quarter	$0.342	$63,452	First Quarter	$0.339	$61,991
Second Quarter	0.339	63,908	Second Quarter	0.339	62,083
Third Quarter	0.340	64,496	Third Quarter	0.340	62,520
Third Quarter*	0.341	64,952	Fourth Quarter	0.341	62,963
Fourth Quarter	None	None

*This dividend would normally have been paid in the fourth fiscal quarter.

On May 5, 2011, we declared a quarterly cash dividend of $0.346 per share, which will be paid on June 2, 2011 to stockholders of record on May 19, 2011 and the total amount of such dividend is expected to be approximately $65.7 million.  Our Board of Directors is free to change our dividend practices at any time and to increase or decrease the dividend paid, or not to pay a dividend, on our common stock on the basis of our results of operations, financial condition, cash requirements and future prospects, and other factors deemed relevant by our Board of Directors.  Our current intent is to provide for ongoing quarterly cash dividends depending upon market conditions and our results of operations.

Please refer to "Item 12 - Security Ownership Of Certain Beneficial Owners And Management And Related Stockholder Matters," at page 46 below, for the information required by Item 201(d) of Regulation S-K with respect to securities authorized for issuance under our equity compensation plans at March 31, 2011.

Item 6.	SELECTED FINANCIAL DATA

You should read the following selected consolidated financial data for the five-year period ended March 31, 2011 in conjunction with our consolidated financial statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Items 7 and 8 of this Form 10-K.  Our consolidated statements of income data for each of the years in the three-year period ended March 31, 2011, and the balance sheet data as of March 31, 2011 and 2010, are derived from our audited consolidated financial statements, included in Item 8 of this Form 10-K.  The statements of operations data for the years ended March 31, 2008 and 2007 and balance sheet data as of March 31, 2009, 2008 and 2007 have been derived from our audited consolidated financial statements not included herein (for information below all amounts are in thousands, except per share data).

Statement of Income Data:

	Year ended March 31,
	2011	2010	2009	2008	2007
Net sales	$1,487,205	$947,729	$903,297	$1,035,737	$1,039,671
Cost of sales	612,769	413,487	386,793	410,799	414,915
Research and development	170,607	120,823	115,524	120,864	113,698
Selling, general and administrative	227,781	167,222	161,218	175,646	163,247
Special charges (1)	1,865	1,238	6,434	26,763	---
Operating income	474,183	244,959	233,328	301,665	347,811
Gains on equity method investments	157	---	---	---	---
Interest income	16,002	15,325	32,545	54,851	58,383
Interest expense	(31,521)	(31,150)	(29,440)	(9,495)	(5,416)
Other income (expense), net	1,877	8,679	(4,354)	2,435	312
Income from continuing operations before income taxes	460,698	237,813	232,079	349,456	401,090
Income tax provision (benefit)	31,531	20,808	(13,508)	52,663	44,061
Net income from continuing operations	$429,167	$217,005	$245,587	$296,793	$357,029

Basic net income per common share – continuing operations	$2.29	$1.18	$1.34	$1.43	$1.66
Diluted net income per common share – continuing operations	$2.20	$1.16	$1.31	$1.40	$1.62
Dividends declared per common share	$1.374	$1.359	$1.346	$1.205	$0.965
Basic common shares outstanding	187,066	183,642	183,158	207,220	215,498
Diluted common shares outstanding	194,715	187,339	186,788	212,048	220,848

Balance Sheet Data:

	March 31,
	2011	2010	2009	2008	2007
Working capital	$1,434,667	$1,407,579	$1,587,144	$1,526,649	$828,817
Total assets	2,968,058	2,516,313	2,405,711	2,496,031	2,269,541
Long-term obligations, less current portion	347,334	340,672	334,184	329,409	---
Stockholders' equity	1,812,438	1,533,380	1,490,311	1,539,000	2,004,368

(1)
There were no special charges during the fiscal year ended March 31, 2007.  Discussions of the special charges for the fiscal years ended March 31, 2011, 2010 and 2009 are contained in Note 4 to our consolidated financial statements.  An explanation of the special charge for the fiscal year ended March 31, 2008 is provided below.

The following table presents a summary of special charges for the five-year period ended March 31, 2011:

	Year ended March 31,
	2011	2010		2009		2008		2007
Severance costs and office closing costs associated with the acquisition of SST	$1,865	$	---	$	---	$	---	$	---
Patent licenses	---		1,238		4,000		---		---
In-process research and development expenses	---		---		860		---		---
Abandoned acquisition related expenses	---		---		1,574		---		---
Loss on sale of Fab 3	---		---		---		26,763		---
Totals	$1,865		$1,238		$6,434		$26,763	$	---

Fiscal 2008 Special Charge – Loss on Sale of Fab 3

We received an unsolicited offer on our Puyallup, Washington facility (Fab 3) in September 2007.  We assessed our available capacity in our current facilities, along with potential available capacity from outside foundries and determined the capacity of Fab 3 would not be required in the near term.  As a result of this assessment, we accepted the offer on September 21, 2007, and the transaction closed on October 19, 2007.  We received $27.5 million in cash, net of expenses associated with the sale, and recognized a loss on sale of $26.8 million, representing the difference between the carrying value of the assets and the amounts received.

Item 7.                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Note Regarding Forward-looking Statements

This report, including "Item 1 – Business," "Item 1A – Risk Factors," and "Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations," contains certain forward-looking statements that involve risks and uncertainties, including statements regarding our strategy, financial performance and revenue sources.  We use words such as "anticipate," "believe," "plan," "expect," "estimate," "future," "continue," "intend" and similar expressions to identify forward-looking statements.  These forward-looking statements include, without limitation, statements regarding the following:

·	The effects that adverse global economic conditions and fluctuations in the global credit and equity markets may have on our financial condition and results of operations;
·	The effects and amount of competitive pricing pressure on our product lines;
·	Our ability to moderate future average selling price declines;
·	The effect of product mix, capacity utilization, yields, fixed cost absorption, competitive and economic conditions on gross margin;
·	The amount of, and changes in, demand for our products and those of our customers;
·	The level of orders that will be received and shipped within a quarter;
·	Our expectation that we will grow inventory levels in the June 2011 quarter and that it will allow us to maintain short lead times;
·	The effect that distributor and customer inventory holding patterns will have on us;
·	Our belief that customers recognize our products and brand name and use distributors as an effective supply channel;
·	Our belief that deferred cost of sales are recorded at their approximate carrying value and will have low risk of material impairment;
·	Our belief that our direct sales personnel combined with our distributors provide an effective means of reaching our customer base;
·	Our ability to increase the proprietary portion of our analog and interface product lines and the effect of such an increase;
·	Our belief that our processes afford us both cost-effective designs in existing and derivative products and greater functionality in new product designs;
·	The impact of any supply disruption we may experience;
·	Our ability to effectively utilize our facilities at appropriate capacity levels and anticipated costs;
·	That we adjust capacity utilization to respond to actual and anticipated business and industry-related conditions;
·	That our existing facilities will provide sufficient capacity to respond to increases in demand with modest incremental capital expenditures;
·	That manufacturing costs will be reduced by transition to advanced process technologies;
·	Our ability to maintain manufacturing yields;
·	Continuing our investments in new and enhanced products;
·	The cost effectiveness of using our own assembly and test operations;
·	Our anticipated level of capital expenditures;
·	Continuation and amount of quarterly cash dividends;
·
The sufficiency of our existing sources of liquidity to finance anticipated capital expenditures and otherwise meet our anticipated cash requirements, and the effects that our contractual obligations are expected to have on them;

·	The impact of seasonality on our business;
·	The accuracy of our estimates used in valuing employee equity awards;
·	That the resolution of legal actions will not have a material effect on our business, and the accuracy of our assessment of the probability of loss and range of potential loss;
·	The recoverability of our deferred tax assets;
·	The adequacy of our tax reserves to offset any potential tax liabilities, having the appropriate support for our income tax positions and the accuracy of our estimated tax rate;
·	Our belief that the expiration of any tax holidays will not have a material impact on our overall tax expense or effective tax rate;

·	Our belief that the estimates used in preparing our consolidated financial statements are reasonable;
·	Our belief that recently issued accounting pronouncements listed in this document will not have a material effect on our consolidated financial statements;
·	The accuracy of our estimates of the useful life and values of our property, assets, and other liabilities;
·	The adequacy of our patent strategy, and our belief that the impact of the expiration of any particular patent will not have a material effect on our business;
·	Our actions to vigorously and aggressively defend and protect our intellectual property on a worldwide basis;
·	Our ability to obtain patents and intellectual property licenses and minimize the effects of litigation;
·	The level of risk we are exposed to for product liability or indemnification claims;
·	The effect of fluctuations in market interest rates on income and/or cash flows;
·	The effect of fluctuations in currency rates;
·
The accuracy of our estimates of market information that determines the value of our Auction Rate Securities (ARS), and that the lack of markets for the ARS will not have a material impact on liquidity, cash flow, or ability to fund operations;

·	Our intention to satisfy the lesser of the principal amount or the conversion value of our debenture in cash;
·	Our intention to indefinitely reinvest undistributed earnings of certain non-US subsidiaries in those subsidiaries;
·	Our intent to maintain a high-quality investment portfolio that preserves principal, meets liquidity needs, avoids inappropriate concentrations and delivers an appropriate yield; and
·	Our ability to collect accounts receivable.

Our actual results could differ materially from the results anticipated in these forward-looking statements as a result of certain factors including those set forth in "Item 1A – Risk Factors," and elsewhere in this Form 10-K.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  You should not place undue reliance on these forward-looking statements.  We disclaim any obligation to update information contained in any forward-looking statement.

Introduction

The following discussion should be read in conjunction with the consolidated financial statements and the related notes that appear elsewhere in this document, as well as with other sections of this Annual Report on Form 10-K, including "Item 1 – Business;" "Item 6 – Selected Financial Data;" and "Item 8 – Financial Statements and Supplementary Data."

We begin our Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) with a summary of Microchip's overall business strategy to give the reader an overview of the goals of our business and the overall direction of our business and products.  This is followed by a discussion of the Critical Accounting Policies and Estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results.  In the next section, beginning at page 33, we discuss our Results of Operations for fiscal 2011 compared to fiscal 2010, and for fiscal 2010 compared to fiscal 2009.  We then provide an analysis of changes in our balance sheet and cash flows, and discuss our financial commitments in sections titled "Liquidity and Capital Resources," "Contractual Obligations" and "Off-Balance Sheet Arrangements."

Strategy

Our goal is to be a worldwide leader in providing specialized semiconductor products for a wide variety of embedded control applications.  Our strategic focus is on embedded control products, which include microcontrollers, high-performance linear and mixed signal devices, power management and thermal management devices, interface devices, Serial EEPROMs, and our patented KeeLoq® security devices.  We provide highly cost-effective embedded control products that also offer the advantages of small size, high performance, low voltage/power operation and ease of development, enabling timely and cost-effective embedded control product integration by our customers.  With our acquisition of SST, we have added Flash-IP solutions and SuperFlash memory products to our strategic focus.  We license SuperFlash technology to foundries, IDMs and design partners throughout the world for use in the manufacture of their advanced microcontroller products.

We sell our products to a broad base of domestic and international customers across a variety of industries.  The principal markets that we serve include consumer, automotive, industrial, office automation and telecommunications.  Our business is subject to fluctuations based on economic conditions within these markets.

Our manufacturing operations include wafer fabrication and assembly and test.  The ownership of our manufacturing resources is an important component of our business strategy, enabling us to maintain a high level of manufacturing control resulting in us being one of the lowest cost producers in the embedded control industry.  By owning our wafer fabrication facilities and our assembly and test operations, and by employing statistical process control techniques, we have been able to achieve and maintain high production yields.  Direct control over manufacturing resources allows us to shorten our design and production cycles.  This control also allows us to capture a portion of the wafer manufacturing and the assembly and test profit margin.

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

We are committed to continuing our investment in new and enhanced products, including development systems, and in our design and manufacturing process technologies.  We believe these investments are significant factors in maintaining our competitive position.  Our current research and development activities focus on the design of new microcontrollers, digital signal controllers, memory and mixed-signal products, Flash-IP systems, new development systems, software and application-specific software libraries.  We are also developing new design and process technologies to achieve further cost reductions and performance improvements in our products.

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

Critical Accounting Policies and Estimates

General

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S.  We review the accounting policies we use in reporting our financial results on a regular basis.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent liabilities.  On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, business combinations, share-based compensation, inventories, income taxes, junior subordinated convertible debentures and contingencies.  We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  Our results may differ from these estimates due to actual outcomes being different from those on which we based our assumptions.  We review these estimates and judgments on an ongoing basis.  We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.  We also have other policies that we consider key accounting policies, such as our policy regarding revenue recognition to OEMs; however, we do not believe these policies require us to make estimates or judgments that are as difficult or subjective as our policies described below.

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

We sell the majority of the items in our product catalog to our distributors worldwide at a uniform list price.  However, distributors resell our products to end customers at a very broad range of individually negotiated price points.  The majority of our distributors' resales require a reduction from the original list price paid.  Often, under these circumstances, we remit back to the distributor a portion of their original purchase price after the resale transaction is completed in the form of a credit against the distributors' outstanding accounts receivable balance.  The credits are on a per unit basis and are not given to the distributor until they provide information to us regarding the sale to their end customer.  The price reductions vary significantly based on the customer, product, quantity ordered, geographic location and other factors and discounts to a price less than our cost have historically been rare.  The effect of granting these credits establishes the net selling price to our distributors for the product and results in the net revenue recognized by us when the product is sold by the distributors to their end customers.  Thus, a portion of the "deferred income on shipments to distributors" balance represents the amount of distributors' original purchase price that will be credited back to the distributor in the future.  The wide range and variability of negotiated price concessions granted to distributors does not allow us to accurately estimate the portion of the balance in the deferred income on shipments to distributors account that will be credited back to the distributors.  Therefore, we do not reduce deferred income on shipments to distributors or accounts receivable by anticipated future concessions; rather, price concessions are typically recorded against deferred income on shipments to distributors and accounts receivable when incurred, which is generally at the time the distributor sells the product.  At March 31, 2011, we had approximately $208.1 million of deferred revenue and $68.1 million in deferred cost of sales recognized as $140.0 million of deferred income on shipments to distributors.  At March 31, 2010, we had approximately $148.4 million of deferred revenue and $49.5 million in deferred cost of sales recognized as $98.9 million of deferred income on shipments to distributors.  The deferred income on shipments to distributors that will ultimately be recognized in our income statement will be lower than the amount reflected on the balance sheet due to additional price credits to be granted to the distributors when the product is sold to their customers.  These additional price credits historically have resulted in the deferred income approximating the overall gross margins that we recognize in the distribution channel of our business.

Distributor advances, reflected as a reduction of deferred income on shipments to distributors on our consolidated balance sheets, totaled $71.9 million at March 31, 2011 and $57.5 million at March 31, 2010.  On sales to distributors, our payment terms generally require the distributor to settle amounts owed to us for an amount in excess of their ultimate cost.  The sales price to our distributors may be higher than the amount that the distributors will ultimately owe us because distributors often negotiate price reductions after purchasing products from us and such reductions are often significant.  It is our practice to apply these negotiated price discounts to future purchases, requiring the distributor to settle receivable balances, on a current basis, generally within 30 days, for amounts originally invoiced.  This practice has an adverse impact on the working capital of our distributors.  As such, we have entered into agreements with certain distributors whereby we advance cash to the distributors to reduce the distributor's working capital requirements.  These advances are reconciled at least on a quarterly basis and are estimated based on the amount of ending inventory as reported by the distributor multiplied by a negotiated percentage.  Such advances have no impact on our revenue recognition or our consolidated statements of income.  We process discounts taken by distributors against our deferred income on shipments to distributors' balance and true-up the advanced amounts generally after the end of each completed fiscal quarter.  The terms of these advances are set forth in binding legal agreements and are unsecured, bear no interest on unsettled balances and are due upon demand.  The agreements governing these advances can be cancelled by us at any time.

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

Business Combinations

All of our business combinations are accounted for at fair value under the acquisition method of accounting.  Under the acquisition method of accounting, (i) acquisition-related costs, except for those costs incurred to issue debt or equity securities, will be expensed in the period incurred; (ii) non-controlling interests will be valued at fair value at the acquisition date; (iii) in-process research and development will be recorded at fair value as an intangible asset at the acquisition date and amortized once the technology reaches technological feasibility; (iv) restructuring costs associated with a business combination will be expensed subsequent to the acquisition date; and (v) changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date will be recognized through income tax expense or directly in contributed capital.  The measurement of fair value of assets accrued and liabilities assumed requires significant judgment.  The valuation of intangible assets and acquired investments in privately held companies, in particular, requires that we use valuation techniques such as the income approach.  The income approach includes the use of a discounted cash flow model, which includes discounted cash flow scenarios and requires the following significant estimates:  revenue, expenses, capital spending and other costs, and discount rates based on the respective risks of the cash flows.  The valuation of non-marketable equity investments acquired also takes into account variables such as conditions reflected in the capital markets, recent financing activity by the investees, the investees' capital structure and the terms of the investees' issued interests.

We acquired SST on April 8, 2010 in a business combination that is accounted for under the acquisition method of accounting.  We finalized our purchase price allocation of SST in the fourth quarter of fiscal 2011.  The difference between the purchase price and the fair value of net identifiable assets acquired was recorded as goodwill.  Refer to Note 2 for a summary of the April 8, 2010 purchase price allocation.

Share-based Compensation

We measure at fair value and recognize compensation expense for all share-based payment awards, including grants of employee stock options, restricted stock units (RSUs) and employee stock purchase rights, to be recognized in our financial statements based on their respective grant date fair values.  Total share-based compensation in fiscal 2011 was $36.8 million, of which $30.0 million was reflected in operating expenses.  Total share-based compensation included in cost of sales in fiscal 2011 was $6.8 million.  Total share-based compensation included in our inventory balance was $3.5 million at March 31, 2011.

Determining the appropriate fair-value model and calculating the fair value of share-based awards at the date of grant requires judgment.  The fair value of our RSUs is based on the fair market value of our common stock on the date of grant discounted for expected future dividends.  We use the Black-Scholes option pricing model to estimate the fair value of employee stock options and rights to purchase shares under our employee stock purchase plans.  Option pricing models, including the Black-Scholes model, require the use of input assumptions, including expected volatility, expected life, expected dividend rate, and expected risk-free rate of return.  We use a blend of historical and implied volatility based on options freely traded in the open market as we believe this is most reflective of market conditions and a better indicator of expected volatility than using purely historical volatility.  The expected life of the awards is based on historical and other economic data trended into the future.  The risk-free interest rate assumption is based on observed interest rates appropriate for the terms of our awards.  The dividend yield assumption is based on our history and expectation of future dividend payouts.  We estimate the number of share-based awards that will be forfeited due to employee turnover.  Quarterly changes in the estimated forfeiture rate can have a significant effect on reported share-based compensation, as the effect of adjusting the rate for all expense amortization after April 1, 2006 is recognized in the period the forfeiture estimate is changed.  If the actual forfeiture rate is higher or lower than the estimated forfeiture rate, then an adjustment is made to increase or decrease the estimated forfeiture rate, which will result in a decrease or increase to the expense recognized in our financial statements.  If forfeiture adjustments are made, they would affect our gross margin, research and development expenses, and selling, general, and administrative expenses.  The effect of forfeiture adjustments in fiscal 2011 was immaterial.

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

In periods where our production levels are substantially below our normal operating capacity, such as in the second half of fiscal 2009 and the first half of fiscal 2010, the reduced production levels of our manufacturing facilities are charged directly to cost of sales.  Approximately $18.6 million was charged to cost of sales in fiscal 2009, and approximately $22.3 million was charged to cost of sales in fiscal 2010, as a result of decreased production in our wafer fabs.  There were no such charges in fiscal 2011.

Income Taxes

As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate.  This process involves estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes.  These differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheets.  We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income within the relevant jurisdiction and to the extent we believe that recovery is not likely, we must establish a valuation allowance.  We have provided valuation allowances for certain of our deferred tax assets where it is more likely than not that some portion, or all of such assets, will not be realized.  At March 31, 2011, the valuation allowances totaled $50.4 million and consists of state net operating loss carryforwards, foreign tax credits and state tax credits.  Should we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.  At March 31, 2011, our gross deferred tax asset was $88.8 million.

Various taxing authorities in the U.S. and other countries in which we do business scrutinize the tax structures employed by businesses.  Companies of our size and complexity are regularly audited by the taxing authorities in the jurisdictions in which they conduct significant operations.  We are currently under audit by the U.S. Internal Revenue Service (IRS) for our fiscal years 2009 and 2010.  Fiscal year 2011 is open for examination by tax authorities.  We recognize liabilities for anticipated tax audit issues in the U.S. and other tax jurisdictions based on our estimate of whether, and the extent to which, additional tax payments are probable.  We believe that we maintain appropriate tax reserves to offset any potential tax liabilities that may arise upon these and other pending audits in the U.S. and other countries in which we do business.  If such amounts ultimately prove to be unnecessary, the resulting reversal of such reserves would result in tax benefits being recorded in the period the reserves are no longer deemed necessary.  If such amounts ultimately prove to be less than an ultimate assessment, a future charge to expense would be recorded in the period in which the assessment is determined.

Junior Subordinated Convertible Debentures

We separately account for the liability and equity components of our junior subordinated convertible debentures in a manner that reflects our nonconvertible debt (unsecured debt) borrowing rate when interest cost is recognized.  This results in a bifurcation of a component of the debt, classification of that component in equity and the accretion of the resulting discount on the debt to be recognized as part of interest expense in our consolidated statements of operations.  Additionally, certain embedded features of the debentures qualify as derivatives and are bundled as a compound embedded derivative that is measured at fair value.  Lastly, we include the dilutive effect of the shares of our common stock issuable upon conversion of the outstanding junior subordinated convertible debentures in our diluted income per share calculation regardless of whether the market price trigger or other contingent conversion feature has been met.  We apply the treasury stock method as we have the intent and current ability to settle the principal amount of the junior subordinated convertible debentures in cash.  This method results in incremental dilutive shares when the average fair value of our common stock for a reporting period exceeds the conversion price per share, which was $29.04 at March 31, 2011, and adjusts as dividends are recorded in the future.

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

Acquisition of Silicon Storage Technology, Inc. (SST)

On April 8, 2010, we acquired SST, a public company based in Sunnyvale, California, in a merger transaction for $3.05 per share, or a total of $353.8 million, which included $295.4 million of cash consideration for the outstanding shares of SST common stock, and $58.4 million of SST shares acquired by us on March 8, 2010.  The fair value of the SST shares held by us on April 8, 2010, was equal to the fair value at March 8, 2010, the date the shares were acquired, and we did not recognize any gain or loss on such shares.  The SST business acquired included a variety of different business units including a licensing business focused on opportunities in the embedded control market, a microcontroller business, a variety of memory businesses and a Wi-Fi power amplifier business.  Our primary reason for this acquisition was to gain access to SST's SuperFlash technology and extensive patent portfolio, which we believe are critical building blocks for advanced microcontrollers.  See Note 2 of the notes to consolidated financial statements for further discussion of our SST acquisition.

The amount of continuing SST revenue included in our consolidated statements of income in fiscal 2011 was $228.3 million.  The operations of SST were fully integrated into our operations as of October 1, 2010 and as such, cost of sales and operating expenses were no longer segregated in the third or fourth quarters of fiscal 2011.  The amount of continuing SST revenue and earnings included in our condensed consolidated statements of income for the period April 9, 2010 to September 30, 2010 was $114.9 million and $17.4 million, respectively.

Results of Continuing Operations

The following table sets forth certain operational data as a percentage of net sales for the years indicated:

	Year Ended March 31,
	2011	2010	2009
Net sales	100.0%	100.0%	100.0%
Cost of sales	41.2	43.6	42.8
Gross profit	58.8	56.4	57.2
Research and development	11.5	12.8	12.8
Selling, general and administrative	15.3	17.7	17.9
Special charges	0.1	0.1	0.7
Operating income	31.9%	25.8%	25.8%

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

Our net sales of $1,487.2 million in fiscal 2011 increased by $539.5 million, or 56.9%, over fiscal 2010, and our net sales of $947.7 million in fiscal 2010 increased by $44.4 million, or 4.9%, over fiscal 2009.  The increase in net sales in fiscal 2011 over fiscal 2010 was due primarily to improving semiconductor industry conditions, market share gains in our microcontroller and analog product lines, and an increase in net sales due to the acquisition of SST.  The increase in net sales in fiscal 2010 over fiscal 2009 was due primarily to improving semiconductor industry conditions and market share gains in our microcontroller and analog product lines.  Average selling prices for our semiconductor products were down approximately 1% in fiscal 2011 over fiscal 2010 and were down approximately 7% in fiscal 2010 over fiscal 2009.  The number of units of our semiconductor products sold was up approximately 54% in fiscal 2011 over fiscal 2010 and up approximately 12% in fiscal 2010 over fiscal 2009.  The average selling prices and the unit volumes of our sales are impacted by the mix of our products sold and overall semiconductor market conditions.  Key factors impacting the amount of net sales during the last three fiscal years include:

·	global economic conditions in the markets we serve;
·	semiconductor industry conditions;
·	our acquisition of SST;
·	inventory holding patterns of our customers;
·	increasing semiconductor content in our customers' products;
·	customers' increasing needs for the flexibility offered by our programmable solutions;
·	our new product offerings that have increased our served available market; and
·	continued market share gains.

Sales by product line for the fiscal years ended March 31, 2011, 2010 and 2009 were as follows (dollars in thousands):

	Year Ended March 31,
	2011	%	2010	%	2009	%
Microcontrollers	$1,013,937	68.2	$767,723	81.0	$731,648	81.0
Memory products	221,219	14.9	80,158	8.5	89,336	9.9
Analog and interface products	177,994	12.0	99,848	10.5	82,313	9.1
Technology licensing	72,068	4.8	---	---	---	---
Other	1,987	0.1	---	---	---	---
Total Sales	$1,487,205	100.0	$947,729	100.0	$903,297	100.0

Microcontrollers

Our microcontroller product line represents the largest component of our total net sales.  Microcontrollers and associated application development systems accounted for approximately 68.2% of our total net sales in fiscal 2011 and approximately 81.0% of our total net sales in each of fiscal 2010 and fiscal 2009.  The primary reason for the decrease in our microcontroller net sales as a percentage of our total net sales in fiscal 2011 compared to prior fiscal years is our acquisition of SST which resulted in an increase in our memory product and technology licensing sales.

Net sales of our microcontroller products increased approximately 32.1% in fiscal 2011 compared to fiscal 2010, and increased approximately 4.9% in fiscal 2010 compared to fiscal 2009.  The increase in net sales in fiscal 2011 compared to fiscal 2010 and in fiscal 2010 compared to fiscal 2009 resulted primarily from improving semiconductor industry conditions in the end markets that we serve including the consumer, automotive, industrial control, communications and computing markets, as well as market share gains.

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

Memory Products

Sales of our memory products accounted for approximately 14.9% of our total net sales in fiscal 2011, approximately 8.5% of our total net sales in fiscal 2010 and approximately 9.9% of our total net sales in fiscal 2009.  The primary reason for the increase in our memory product net sales as a percentage of our total net sales in fiscal 2011 compared to prior fiscal years is our acquisition of SST’s SuperFlash memory products.

Net sales of our memory products increased approximately 176% in fiscal 2011 compared to fiscal 2010, and decreased approximately 10.3% in fiscal 2010 compared to fiscal 2009.  Excluding the SST memory product sales, our memory product sales  increased approximately 20% in fiscal 2011 compared to fiscal 2010.  The increase in net sales in fiscal 2011 compared to fiscal 2010 was driven primarily by increased revenue due to our acquisition of SST, improving semiconductor industry conditions and by customer demand conditions within the Serial EEPROM and Flash memory markets.  The decrease in net sales in fiscal 2010 compared to fiscal 2009 was driven primarily by global economic conditions and by customer demand conditions within the Serial EEPROM market.

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

Analog and Interface Products

Sales of our analog and interface products accounted for approximately 12.0% of our total net sales in fiscal 2011, approximately 10.5% of our total net sales in fiscal 2010 and approximately 9.1% of our total net sales in fiscal 2009.

Net sales of our analog and interface products increased approximately 78.3% in fiscal 2011 compared to fiscal 2010 and increased approximately 21.3% in fiscal 2010 compared to fiscal 2009.  The increase in net sales in fiscal 2011 compared to fiscal 2010 was driven primarily by improving semiconductor industry conditions, market share gains achieved within the analog and interface market and increased revenue due to our acquisition of SST.  The increase in net sales in fiscal 2010 compared to fiscal 2009 was driven primarily by improving semiconductor industry conditions and market share gains achieved within the analog and interface market.

Analog and interface products can be proprietary or non-proprietary in nature.  Currently, we consider more than 70% of our analog and interface product mix to be proprietary in nature, where prices are relatively stable, similar to the pricing stability experienced in our microcontroller products.  The non-proprietary portion of our analog and interface business will experience price fluctuations, driven primarily by the current supply and demand for those products.  We may be unable to maintain the average selling prices of our analog and interface products as a result of increased pricing pressure in the future, which could adversely affect our operating results.  We anticipate the proprietary portion of our analog and interface products will increase over time.

Technology Licensing

Technology licensing revenue from our acquisition of SST includes a combination of license fees and royalties associated with SST's technology licensed for the use of SuperFlash technology, and fees for engineering services. Technology licensing accounted for approximately 4.8% of our total net sales in fiscal 2011.

Revenue from technology licensing can fluctuate over time due to semiconductor industry and general economic conditions.

Other

On February 16, 2011, we acquired Millennium Microtech Thailand (MMT), a provider of assembly and test services for semiconductor manufacturers.  This acquisition was done to provide us with assembly and test expansion capabilities.  Revenue from assembly and test subcontracting services performed during the fourth quarter of fiscal 2011 accounted for approximately 0.1% of our total net sales in fiscal 2011.

Distribution

Distributors accounted for 58% of our net sales in fiscal 2011, approximately 61% of our net sales in fiscal 2010 and 64% of our net sales in fiscal 2009.

Our largest distributor accounted for approximately 10% of our net sales in fiscal 2011, approximately 12% of our net sales in fiscal 2010 and approximately 14% of our net sales in fiscal 2009.  Our two largest distributors together accounted for approximately 14% of our net sales in fiscal 2011, approximately 17% of our net sales in fiscal 2010 and 19% of our net sales in fiscal 2009.

Generally, we do not have long-term agreements with our distributors and we, or our distributors, may terminate our relationship with each other with little or no advanced notice.  The loss of, or the disruption in the operations of, one or more of our distributors could reduce our future net sales in a given quarter and could result in an increase in inventory returns.

At March 31, 2011, our distributors maintained 40 days of inventory of our products compared to 41 days at March 31, 2010 and 38 days at March 31, 2009.  Over the past three fiscal years, the days of inventory maintained by our distributors have fluctuated between approximately 31 days and 42 days.  We do not believe that inventory holding patterns at our distributors will materially impact our net sales, due to the fact that we recognize revenue based on sell-through for all of our distributors.

Sales by Geography

Sales by geography for the fiscal years ended March 31, 2011, 2010 and 2009 were as follows (dollars in thousands):

	Year Ended March 31,
	2011	%	2010	%	2009	%
Americas	$310,735	20.9	$231,398	24.4	$228,922	25.3
Europe	334,911	22.5	237,354	25.1	257,407	28.5
Asia	841,559	56.6	478,977	50.5	416,968	46.2
Total Sales	$1,487,205	100.0	$947,729	100.0	$903,297	100.0

Our sales to foreign customers have been predominately in Asia and Europe, which we attribute to the manufacturing strength in those areas for automotive, communications, computing, consumer and industrial control products.  Americas sales include sales to customers in the U.S., Canada, Central America and South America.

Sales to foreign customers accounted for approximately 80% of our net sales in fiscal 2011, approximately 77% of our net sales in fiscal 2010 and approximately 75% of our net sales in fiscal 2009.  Substantially all of our foreign sales are U.S. dollar denominated.  The primary reason our sales to customers in Asia increased in fiscal 2011 compared to prior periods was due to our acquisition of SST whose sales are more heavily weighted to Asian customers compared to the rest of our business.  Further, sales to customers in Asia have generally increased over time due to many of our customers transitioning their manufacturing operations to Asia and growth in demand from the emerging Asian market.  Our sales force in the Americas and Europe supports a significant portion of the design activity for products which are ultimately shipped to Asia.

Sales to customers in China, including Hong Kong, accounted for approximately 25% of our net sales in each of fiscal 2011 and 2010 and approximately 23% of our net sales in fiscal 2009.  Sales to customers in Taiwan accounted for approximately 13% of our net sales in fiscal 2011 and approximately 10% of our net sales in fiscal 2010.  We did not have sales into any other countries that exceeded 10% of our net sales during the last three fiscal years.

Gross Profit

Our gross profit was $874.4 million in fiscal 2011, $534.2 million in fiscal 2010 and $516.5 million in fiscal 2009.  Gross profit as a percent of sales was 58.8% in fiscal 2011, 56.4% in fiscal 2010 and 57.2% in fiscal 2009.

The most significant factors affecting our gross profit percentage in the periods covered by this report were:

·
production levels being at or above the range of normal capacity levels in the first half of fiscal 2009, the second half of fiscal 2010 and all of fiscal 2011, compared to production levels being below the range of our normal capacity, resulting in under absorption of fixed costs, in the second half of fiscal 2009 and the first half of fiscal 2010;

·	the addition of licensing and SuperFlash Memory revenue in fiscal 2011 as a result of our acquisition of SST; and
·	fluctuations in the product mix of microcontrollers, proprietary and non-proprietary analog products and Serial EEPROM products.

Other factors that impacted our gross profit percentage in the periods covered by this report include:

·	for each of fiscal 2011 and fiscal 2009, inventory write-downs being higher than the gross margin impact of sales of inventory that was previously written down;
·	continual cost reductions in wafer fabrication and assembly and test manufacturing, such as new manufacturing technologies and more efficient manufacturing techniques; and
·	lower depreciation as a percentage of cost of sales.

We adjust our wafer fabrication and assembly and test capacity utilization as required to respond to actual and anticipated business and industry-related conditions.  Our wafer fabrication facilities operated at or above normal capacity levels, which we typically consider to be 90% to 95% of the actual capacity of the installed equipment, during the first half of fiscal 2009, the fourth quarter of fiscal 2010 and all of fiscal 2011.  However, during the third and fourth quarters of fiscal 2009, we reduced wafer starts at both Fab 2 and Fab 4 and implemented rotating unpaid time off at both fabrication facilities.  The reduction in wafer starts and rotating unpaid time off were implemented to help control inventory levels due to adverse economic conditions in the markets we serve.  Reduced levels of production continued into the third quarter of fiscal 2010.  As a result of decreased production in our wafer fabs, approximately $22.3 million was charged to cost of sales in fiscal 2010 and approximately $18.6 million was charged to cost of sales in fiscal 2009.  There were no such charges in fiscal 2011.  In the future, if production levels are below normal capacity, we will charge cost of sales for the unabsorbed capacity.  During the first half of fiscal 2010, we operated at levels below the total operating capacity of our Thailand facility due to adverse business conditions.  During the second half of fiscal 2010 and all of fiscal 2011, as business conditions improved, we operated at normal levels of capacity at our Thailand facility, and we selectively increased our assembly and test capacity at such facility.

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

Our overall inventory levels were $180.8 million at March 31, 2011, compared to $116.6 million at March 31, 2010 and $131.5 million at March 31, 2009.  We maintained 107 days of inventory on our balance sheet at March 31, 2011 compared to 97 days of inventory at March 31, 2010 and 134 days at March 31, 2009.  Our inventory levels at March 31, 2011 were at the lower end of the range we have experienced over the past three years.  We expect to grow inventory levels in the June 2011 quarter to allow us to maintain short lead times and support our customers' delivery requirements.

We anticipate that our gross margins will fluctuate over time, driven primarily by capacity utilization levels, the overall product mix of microcontroller, analog and interface, memory products and technology licensing revenue and the percentage of net sales of each of these products in a particular quarter, as well as manufacturing yields, fixed cost absorption, and competitive and economic conditions in the markets we serve.

At March 31, 2011, approximately 61% of our assembly requirements were performed in our Thailand facility, compared to approximately 65% at March 31, 2010 and approximately 77% at March 31, 2009.  The percentage of our assembly work that is performed internally fluctuates over time based on supply and demand conditions in the semiconductor industry and our internal capacity capabilities.  Third-party contractors located in Asia perform the balance of our assembly operations.  At March 31, 2011, approximately 88% of our test requirements were performed in our Thailand facility compared to substantially all of our test requirements being performed in our Thailand facility in fiscal years 2010 and 2009.  We believe that the assembly and test operations performed at our Thailand facility provide us with significant cost savings when compared to contractor assembly and test costs, as well as increased control over these portions of the manufacturing process.  The primary reason for the decrease in the portion of assembly and test operations performed in our Thailand facility in fiscal 2011 compared to each of fiscal 2010 and fiscal 2009 was due to our acquisition of SST which had outsourced 100% of its assembly and test operations prior to being acquired by Microchip.  We are bringing a portion of SST's assembly and test volume into our Thailand facilities over time.

We rely on outside wafer foundries for a portion of our wafer fabrication requirements.  As a result of our acquisition of SST, we have become more reliant on outside foundries for our wafer fabrication requirements.  In fiscal 2011, approximately 20% of our total net sales related to products which were purchased from outside wafer foundries.

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

Research and Development (R&D)

R&D expenses for fiscal 2011 were $170.6 million, or 11.5% of sales, compared to $120.8 million, or 12.8% of sales, for fiscal 2010 and $115.5 million, or 12.8% of sales, for fiscal 2009.  We are committed to investing in new and enhanced products, including development systems software, and in our design and manufacturing process technologies.  We believe these investments are significant factors in maintaining our competitive position.  R&D costs are expensed as incurred.  Assets purchased to support our ongoing research and development activities are capitalized when related to products which have achieved technological feasibility or that have alternative future uses and are amortized over their expected useful lives.  R&D expenses include labor, depreciation, masks, prototype wafers, and expenses for the development of process technologies, new packages, and software to support new products and design environments.

R&D expenses increased $49.8 million, or 41.2%, for fiscal 2011 over fiscal 2010.  The primary reasons for the dollar increase in R&D costs in fiscal 2011 compared to fiscal 2010 were higher salary and bonus costs and additional costs from our acquisition of SST.  R&D expenses increased $5.3 million, or 4.6%, for fiscal 2010 over fiscal 2009.  The primary reasons for the dollar increase in R&D costs in fiscal 2010 compared to fiscal 2009 were higher salary and bonus costs related to restoring previous reductions in compensation programs due to improving business conditions.

Selling, General and Administrative

Selling, general and administrative expenses for fiscal 2011 were $227.8 million, or 15.3% of sales, compared to $167.2 million, or 17.7% of sales, for fiscal 2010, and $161.2 million, or 17.9% of sales, for fiscal 2009.  Selling, general and administrative expenses include salary expenses related to field sales, marketing and administrative personnel, advertising and promotional expenditures and legal expenses.  Selling, general and administrative expenses also include costs related to our direct sales force and field applications engineers who work in sales offices worldwide to stimulate demand by assisting customers in the selection and use of our products.

Selling, general and administrative expenses increased $60.6 million, or 36.2%, for fiscal 2011 over fiscal 2010.  The primary reasons for the dollar increase in selling, general and administrative expenses in fiscal 2011 over fiscal 2010 were higher salary and bonus costs and additional costs from our acquisition of SST.  Selling, general and administrative expenses increased $6.0 million, or 3.7%, for fiscal 2010 over fiscal 2009.  The primary reasons for the dollar increase in selling, general and administrative expenses in fiscal 2010 over fiscal 2009 were higher salary and bonus costs related to restoring previous reductions in compensation programs due to improving business conditions.

Selling, general and administrative expenses fluctuate over time, primarily due to revenue and operating expense investment levels.

Special Charges

SST Acquisition

During fiscal 2011, we incurred $1.9 million of severance-related and office closure costs associated with our acquisition of SST.

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

We entered into a patent portfolio license effective March 31, 2009 with an unrelated third-party that covered both issued patents and patent applications and settled alleged infringement claims.  The total payment made to the third-party was $8.25 million, $4.0 million of which was expensed in the fourth quarter of fiscal 2009 and the remaining $4.25 million of which was recorded as a prepaid royalty that will be amortized over the life of the patents.  We entered into another agreement with the same unrelated third party in March 2011 and $2.75 million was paid covering patent applications for future technology to be licensed.  The $2.75 million was recorded as a prepaid royalty that will be amortized over the life of the patents.

Expenses Associated with the Abandonment of the Atmel Acquisition

On October 2, 2008, we and ON Semiconductor Corporation announced that we had sent a proposal to the Board of Directors of Atmel Corporation to acquire Atmel for $5.00 per share in cash or a total of approximately $2.3 billion.  On October 29, 2008, Atmel announced that its Board of Directors had determined that the unsolicited proposal was inadequate.  On February 10, 2009, we announced our termination of our consideration of a potential transaction with Atmel in light of the economic uncertainty and the lack of visibility with respect to Atmel's business not allowing us to put a value on Atmel.  In the fourth quarter of fiscal 2009, we expensed $1.6 million of various costs associated with the terminated proposal.

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

Other Income (Expense)

Interest income in fiscal 2011 increased to $16.0 million from $15.3 million in fiscal 2010.  Interest income in fiscal 2010 decreased to $15.3 million from $32.5 million in fiscal 2009.  The primary reason for the increase in interest income in fiscal 2011 over fiscal 2010 was a higher rate of return realized on certain of our investments.  The primary reason for the decrease in interest income in fiscal 2010  over fiscal 2009 was lower interest rates on our short-term investments.  Interest expense related to our 2.125% junior subordinated convertible debentures in fiscal 2011 was $31.5 million, compared to $31.2 million in fiscal 2010 and $29.4 million in fiscal 2009.  Other income, net in fiscal 2011 was $1.9 million compared to other income, net of $8.7 million in fiscal 2010 and other expense, net of $4.4 million in fiscal 2009.  The decrease in other income, net during fiscal 2011 compared to fiscal 2010 primarily relates to $7.5 million of gains on trading securities during fiscal 2010.  The increase in other income, net in fiscal 2010 compared to fiscal 2009 primarily relates to $7.5 million of gains on trading securities during fiscal 2010 compared to $7.3 million of losses on trading securities during fiscal 2009.  These gains and losses were a result of market fluctuations in the value of certain strategic investments in publicly traded companies, which we classified as trading securities.  There were no such gains or losses in fiscal 2011.

Provision for Income Taxes

Provisions for income taxes reflect tax on our foreign earnings and federal and state tax on our U.S. earnings.  Our effective tax rate on income from continuing operations was 6.8% in fiscal 2011, our effective tax rate was 8.8% in fiscal 2010 and our effective tax benefit was 5.8% in fiscal 2009.  Excluding one-time tax events, our effective tax rate is lower than statutory rates in the U.S. primarily due to our mix of earnings in foreign jurisdictions with lower tax rates, changes in tax regulations and the reinstatement of the R&D tax credit in the third quarter of fiscal 2011.  Our effective tax rate in fiscal 2011 includes a $24.4 million benefit related to various items including a settlement with the IRS for our fiscal 2006 through fiscal 2008 tax audits, the expiration of the statute of limitations on various tax reserves, and a charge related to a corporate restructuring.  This benefit reduced our effective tax rate from continuing operations by 5.4 percentage points to an effective tax rate of 6.8%.  Our effective tax rate in fiscal 2010 includes a $8.5 million U.S. tax benefit related to our settlement with the IRS for our fiscal 2002 through fiscal 2004 tax audits.  This benefit reduced our effective tax rate by 3.6 percentage points to an effective tax rate of 8.8%.  Our effective tax rate in fiscal 2009 includes a $16.9 million U.S. tax benefit related to our settlement with the IRS for our fiscal 2005 tax audit and a $33.0 million tax reserve release associated with a favorable clarification of tax regulations which had an ongoing benefit on our effective tax rate.  Combined, these tax benefits reduced our effective tax rate by 21.5 percentage points to an effective tax benefit of 5.8%.

Various taxing authorities in the U.S. and other countries in which we do business are increasing their scrutiny of the tax structures employed by businesses.  Companies of our size and complexity are regularly audited by the taxing authorities in the jurisdictions in which they conduct significant operations.  We are currently under audit by the IRS for our fiscal years 2009 and 2010.  Fiscal year 2011 is open for examination by tax authorities.  We recognize liabilities for anticipated tax audit issues in the U.S. and other tax jurisdictions based on our estimate of whether, and the extent to which, additional tax payments are probable.  We believe that we maintain adequate tax reserves to offset any potential tax liabilities that may arise upon these and other pending audits in the U.S. and other countries in which we do business.  If such amounts ultimately prove to be unnecessary, the resulting reversal of such reserves would result in tax benefits being recorded in the period the reserves are no longer deemed necessary.  If such amounts ultimately prove to be less than any final assessment, a future charge to expense would be recorded in the period in which the assessment is determined.

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

Results of Discontinued Operations

As a result of our acquisition of SST, certain of SST's product lines were marketed for sale based on management's decision regarding them not being a strategic fit into our product portfolio.  The discontinued businesses include various memory product lines.  For financial statement purposes, the net assets and results of operations for these discontinued businesses have been segregated from those of the continuing operations and are presented in our consolidated financial statements as discontinued operations and assets held for sale.  On May 21, 2010, we completed a transaction to sell one of the businesses acquired from SST to Greenliant Systems, Ltd.  The sale price in this transaction was determined by management to represent fair value, and accordingly, no gain or loss was recognized on the sale of the net assets.  In this sale, we disposed of approximately $23.6 million of assets held for sale, primarily comprised of inventory, property, plant and equipment, intangible assets and non-marketable securities.  Consideration in the transaction was in the form of cash and notes receivable from Greenliant Systems, Ltd.  On July 8, 2010, we granted an exclusive limited license for certain Serial NOR-Flash products to Professional Computer Technology, Ltd. (PCT).  The license is limited to certain industry segments and geographic regions and excludes certain multinational customers.  PCT has no license to sell these products to any other industry segment or geographic region other than as set forth in our agreement with them.

The net loss from discontinued operations in fiscal 2011 was $10.2 million, or $0.05 per diluted share.  Contributing to the net loss from discontinued operations in fiscal 2011 was $9.4 million of inventory write-downs related to discontinued operations.  As of March 31, 2011, there were no assets held for sale remaining on our consolidated balance sheet.

Liquidity and Capital Resources

We had $1,708.3 million in cash, cash equivalents and short-term and long-term investments at March 31, 2011, an increase of $176.8 million from the March 31, 2010 balance.  The increase in cash, cash equivalents and short-term and long-term investments over this time period is primarily attributable to cash generated by operating activities being offset by dividend payments of $256.8 million during fiscal year 2011, and cash of $112.7 million used to acquire SST, net of cash received in that acquisition.

Net cash provided from operating activities was $582.7 million for fiscal 2011, $452.0 million for fiscal 2010 and $308.7 million for fiscal 2009.  The increase in cash flow from operations in fiscal 2011 compared to fiscal 2010 was primarily due to higher net income in fiscal 2011 partially offset by fiscal 2010 proceeds of $87.0 million of trading securities which were sold during that year.  The increase in cash flow from operations in fiscal 2010 compared to fiscal 2009 was primarily due to net sales of trading securities in fiscal 2010 of $87.0 million, compared to net purchases of trading securities of $73.5 million in fiscal 2009.  The lower net income in fiscal 2010 was also offset by changes in working capital.

Net cash used in investing activities was $187.9 million for fiscal 2011, $195.3 million for fiscal 2010 and $19.8 million in fiscal 2009.  The decrease in net cash used in investing activities in fiscal 2011 compared to fiscal 2010 was primarily due to an increase in cash related to changes in our net purchases, sales and maturities of short-term and long-term investments being partially offset by cash used to acquire SST and higher capital expenditures in fiscal 2011.  The increase in net cash used in investing activities in fiscal 2010 compared to fiscal 2009 was primarily due to changes in our net purchases, sales and maturities of short-term and long-term investments offset by lower capital expenditures in fiscal 2010 and $58.4 million used on an investment in the common stock of SST at $3.05 per share.

Net cash used in financing activities was $183.0 million for fiscal 2011, $211.0 million for fiscal 2010 and $330.2 million for fiscal 2009.  Proceeds from the exercise of stock options and employee purchases under our employee stock purchase plans were $71.9 million for fiscal 2011, $36.5 million for fiscal 2010 and $33.6 million for fiscal 2009.  We paid cash dividends to our shareholders of $256.8 million in fiscal 2011, $249.6 million in fiscal 2010, and $246.7 million in fiscal 2009.  Cash expended for the repurchase of our common stock was $123.9 million in fiscal 2009.  No amounts were expended in fiscal 2011 or fiscal 2010 for the repurchase of our common stock.

Our level of capital expenditures varies from time to time as a result of actual and anticipated business conditions.  Capital expenditures were $124.5 million in fiscal 2011, $47.6 million in fiscal 2010 and $102.4 million in fiscal 2009.  The higher capital expenditure activity in fiscal 2011 compared to the prior fiscal years was primarily driven by increased production requirements to support increases in revenue. Capital expenditures are primarily for the expansion of production capacity and the addition of research and development equipment.  We currently intend to spend approximately $125 million during the next twelve months to invest in equipment and facilities to maintain, and selectively increase, capacity to meet our currently anticipated needs.

We expect to finance our capital expenditures through our existing cash balances and cash flows from operations.  We believe that the capital expenditures anticipated to be incurred over the next twelve months will provide sufficient manufacturing capacity to meet our currently anticipated needs.

We enter into derivative transactions from time to time in an attempt to reduce our exposure to currency rate fluctuations.  Although none of the countries in which we conduct significant foreign operations have had a highly inflationary economy in the last five years, there is no assurance that inflation rates or fluctuations in foreign currency rates in countries where we conduct operations will not adversely affect our operating results in the future.  At March 31, 2011, we had no foreign currency-forward contracts outstanding.

On December 11, 2007, we announced that our Board of Directors had authorized the repurchase of up to 10 million shares of our common stock in the open market or in privately negotiated transactions.  As of March 31, 2011, we had repurchased 7.5 million shares under this 10 million share authorization for a total of $234.7 million.  There is no expiration date associated with this program.  The timing and amount of future repurchases will depend upon market conditions, interest rates, and corporate considerations.

As of March 31, 2011, we held approximately 29.2 million shares as treasury shares.

On October 28, 2002, we announced that our Board of Directors had approved and instituted a quarterly cash dividend on our common stock.  The initial quarterly dividend of $0.02 per share was paid on December 6, 2003 in the amount of $4.1 million.  To date, our cumulative dividend payments have totaled approximately $1,407.4 million.  During fiscal 2011, we paid dividends in the amount of $1.374 per share for a total dividend payment of $256.8 million.  During fiscal 2010, we paid dividends in the amount of $1.359 per share for a total dividend payment of $249.6 million.  During fiscal 2009, we paid dividends in the amount of $1.346 per share for a total dividend payment of $246.7 million.  On May 5, 2011, we declared a quarterly cash dividend of $0.346 per share, which will be paid on June 2, 2011, to stockholders of record on May 19, 2011 and the total amount of such dividend is expected to be approximately $65.7 million.  Our Board is free to change our dividend practices at any time and to increase or decrease the dividend paid, or not to pay a dividend, on our common stock on the basis of our results of operations, financial condition, cash requirements and future prospects, and other factors deemed relevant by our Board.  Our current intent is to provide for ongoing quarterly cash dividends depending upon market conditions and our results of operations.

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

Contractual Obligations

The following table summarizes our significant contractual obligations at March 31, 2011, and the effect such obligations are expected to have on our liquidity and cash flows in future periods.  This table excludes amounts already recorded on our balance sheet as current liabilities at March 31, 2011 (dollars in thousands):

	Payments Due by Period
	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Operating lease obligations	$30,856	$8,785	$11,778	$6,307	$3,986
Capital purchase obligations (1)	34,858	34,858	---	---	---
Other purchase obligations and commitments (2)	41,207	39,358	1,648	193	8
2.125% junior convertible debentures – principal and interest (3)	1,802,685	24,438	48,875	48,875	1,680,497

Total contractual obligations (4)	$1,909,606	$107,439	$62,301	$55,375	$1,684,491

(1) Capital purchase obligations represent commitments for construction or purchases of property, plant and equipment.  These obligations were not recorded as liabilities on our balance sheet as of March 31, 2011, as we have not yet received the related goods or taken title to the property.

(2) Other purchase obligations and commitments include payments due under various types of licenses and outstanding purchase commitments with our wafer foundries of approximately $37.3 million for delivery in fiscal 2012.

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

Purchase orders or contracts for the purchase of raw materials and other goods and services are not included in the table above.  We are not able to determine the aggregate amount of such purchase orders that represent contractual obligations, as purchase orders may represent authorizations to purchase rather than binding agreements.  For the purpose of this table, contractual obligations for the purchase of goods or services are defined as agreements that are enforceable and legally binding on us and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction.  Our purchase orders are based on our current manufacturing needs and are fulfilled by our vendors with short time horizons.  We do not have significant agreements for the purchase of raw materials or other goods specifying minimum quantities or set prices that exceed our expected requirements for three months.  We also enter into contracts for outsourced services; however, the obligations under these contracts were not significant and the contracts generally contain clauses allowing for cancellation without significant penalty.

The expected timing of payment of the obligations discussed above is estimated based on current information.  Timing of payments and actual amounts paid may be different depending on the time of receipt of goods or services or changes to agreed-upon amounts for some obligations.

Off-Balance Sheet Arrangements

As of March 31, 2011, we are not involved in any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Recently Issued Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (FASB) issued new standards for revenue recognition with multiple deliverables. These new standards impact the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting. Additionally, these new standards modify the manner in which the transaction consideration is allocated across the separately identified deliverables by no longer permitting the residual method of allocating arrangement consideration. These new standards are required to be adopted in the first quarter of fiscal 2012. We do not expect these new standards to have a material effect on our consolidated financial statements.

In October 2009, the FASB issued new standards for the accounting for certain revenue arrangements that include software elements. These new standards amend the scope of pre-existing software revenue guidance by removing from the guidance non-software components of tangible products and certain software components of tangible products. These new standards are required to be adopted in the first quarter of fiscal 2012. We do not expect these new standards to have a material effect on our consolidated financial statements.

In April 2010, the FASB issued amended accounting guidance for vendors who apply the milestone method of revenue recognition to research and development arrangements. The amended guidance applies to arrangements with payments that are contingent, at inception, upon achieving substantively uncertain future events or circumstances. The amended guidance is effective on a prospective basis for us for milestones achieved on or after April 1, 2011. We do not expect these new standards to have a material effect on our consolidated financial statements.

Item 7A.                 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our investments are intended to establish a high-quality portfolio that preserves principal, meets liquidity needs, avoids inappropriate concentrations, and delivers an appropriate yield in relationship to our investment guidelines and market conditions.  Our investment portfolio, consisting of fixed income securities, money market funds, cash deposits, and marketable securities that we hold on an available-for-sale basis, was $1,708.3 million as of March 31, 2011 compared to $1,506.6 million as of March 31, 2010, and we had no trading securities balance as of March 31, 2011 compared to $24.9 million in trading securities as of March 31, 2010.  The available-for-sale debt securities, like all fixed income instruments, are subject to interest rate risk and will decline in value if market interest rates increase.  We have the ability to hold our fixed income investments until maturity and, therefore, we would not expect to recognize any material adverse impact in income or cash flows if market interest rates increase.  The following table provides information about our available-for-sale securities that are sensitive to changes in interest rates.  We have aggregated our available-for-sale securities for presentation purposes since they are all very similar in nature (dollars in thousands):

	Financial instruments maturing during the fiscal year ended March 31,
	2012	2013	2014	2015		2016		Thereafter
Available-for-sale securities	$144,771	$323,507	$493,296	$	---	$	---	$12,475
Weighted-average yield rate	1.79%	1.69%	1.30%		---		---	2.28%

At March 31, 2011, $12.5 million of the fair value of our investment portfolio was invested in ARS.  Historically, the carrying value of ARS approximated fair value due to the frequent resetting of the interest rates.  If an auction fails for amounts we have invested, our investment will not be liquid.  With the continuing liquidity issues experienced in the global credit and capital markets, our ARS have experienced multiple failed auctions.  While we continue to earn interest on these investments based on a pre-determined formula with spreads tied to particular interest rate indices, the estimated market value for a portion of these ARS no longer approximates the original purchase value.

The fair value of the failed ARS of $12.5 million has been estimated based on market information and estimates determined by management and could change significantly based on market conditions.  We evaluated the impairments in the value of these ARS, determining our intent to sell these securities prior to the recovery of our amortized cost basis resulted in the securities being other-than-temporarily impaired and recognized impairment charges on these investments of $1.6 million in fiscal 2011 and $4.7 million in fiscal 2010.  If the issuers are unable to successfully close future auctions or if their credit ratings deteriorate further, we may be required to further adjust the carrying value of the investments through an additional impairment charge to earnings.

Investments in Marketable Equity Investments

Our available-for-sale marketable equity investments at March 31, 2011 consist of shares of public company common stock, the value of which is determined by the closing price of such shares on the respective markets on which the shares are traded as of the balance sheet date.  These investments are classified as marketable securities and accounted for under the provisions of ASC 320 Investments -- Debt and Equity Securities.  The market value of these investments was approximately $26.9 million at March 31, 2011 compared to our cost basis of approximately $26.2 million.  The value of our investments in these securities would be materially impacted if there was a significant change in the market price of the shares.  A hypothetical 30% favorable or unfavorable change in the stock prices compared to the stock prices at March 31, 2011 would have affected the value of our investments in marketable equity securities by approximately $8.0 million.  See Note 5 to our consolidated financial statements for additional information about our investments in these marketable securities.

Investments in Non-Marketable Equity Investments

We have investments in several privately held companies, including those that we acquired as a result of our SST acquisition that SST had purchased to support its strategic initiatives.  These companies range from early-stage companies to more mature companies with established revenue and business models.  These companies are dependent upon successful execution of their product and technology development, acceptance of their products and technology in the markets they serve, and financial and operational efficiency.  If any of these private companies are unsuccessful in these and other related initiatives, or if there are factors beyond their control in the markets which they serve, their performance could be affected materially resulting in a loss of some or all of their value, which would in turn require us to determine if an other-than-temporary impairment to fair value exists in such  investments.  If an other-than-temporary impairment of fair value exists, we will need to write down the investment to its fair value and recognize the related impairment charge to our income statement.  Our non-marketable equity investments, excluding those accounted for under the equity method, had a carrying amount of $5.6 million as of March 31, 2011.  As of March 31, 2011, the carrying amount of our non-marketable equity method investments was $2.1 million.

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

Management Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on our financial statements.

Management assessed our internal control over financial reporting as of March 31, 2011, the end of our fiscal year.  Management based its assessment on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Management's assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.  This assessment is supported by testing and monitoring performed by our finance organization.

Based on our assessment, management has concluded that our internal control over financial reporting was effective as of the end of the fiscal year to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles.  We reviewed the results of management's assessment with the Audit Committee of our Board of Directors.

Ernst & Young LLP, an independent registered public accounting firm, who audited our consolidated financial statements included in this Form 10-K has issued an attestation report on our internal control over financial reporting, which is included in Part II, Item 9A.

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2011, there was no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Microchip Technology Incorporated and subsidiaries

We have audited Microchip Technology Incorporated and subsidiaries' internal control over financial reporting as of March 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria).  Microchip Technology Incorporated and subsidiaries' management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Microchip Technology Incorporated and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of March 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the March 31, 2011 consolidated financial statements of Microchip Technology Incorporated and subsidiaries and our report dated May 31, 2011 expressed an unqualified opinion thereon.

/s/   Ernst & Young LLP

Phoenix, Arizona
May 31, 2011

Item 9B.	OTHER INFORMATION

In fiscal 2011, each of Steve Sanghi, our Chairman, Chief Executive Officer and President, J. Eric Bjornholt, our Chief Financial Officer, Mitch Little, our Vice President, Worldwide Sales and Applications, Steve Drehobl, our Vice President, Security, Microcontroller and Technology Division, and Rich Simoncic, our Vice President, Analog and Interface Products Division, entered into trading plans as contemplated by Rule 10b-5-1 under the Securities Exchange Act of 1934 and periodic sales of our common stock are expected to occur under such plans.

The foregoing disclosure is being made on a voluntary basis and not pursuant to any specific requirement under Form 10-K, Form 8-K or otherwise.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information on the members of our Board of Directors is incorporated herein by reference to our proxy statement for our 2011 annual meeting of stockholders under the captions "The Board of Directors," and "Proposal One – Election of Directors."

Information on the composition of our audit committee and the members of our audit committee, including information on our audit committee financial experts, is incorporated by reference to our proxy statement for our 2011 annual meeting of stockholders under the caption "The Board of Directors – Committees of the Board of Directors – Audit Committee."

Information on our executive officers is provided in Item 1, Part I of this Form 10-K under the caption "Executive Officers of the Registrant" at page 10, above.

Information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is incorporated herein by reference to our proxy statement for our 2011 annual meeting of stockholders under the caption "Section 16(a) Beneficial Ownership Reporting Compliance."

Information with respect to our code of ethics that applies to our directors, executive officers (including our principal executive officer and our principal financial and accounting officer) and employees is incorporated by reference to our proxy statement for our 2011 annual meeting of stockholders under the caption "Code of Ethics."  A copy of the Code of Ethics is available on our website at the Investor Relations section under Mission Statement/Corporate Governance on www.microchip.com.

Information regarding material changes, if any, to procedures by which security holders may recommend nominees to our Board of Directors is incorporated by reference to our proxy statement for the 2011 annual meeting of stockholders under the caption "Requirements, Including Deadlines, for Receipt of Stockholder Proposals for the 2011 Annual Meeting of Stockholders; Discretionary Authority to Vote on Stockholder Proposals."

Item 11.	EXECUTIVE COMPENSATION

Information with respect to executive compensation is incorporated herein by reference to the information under the caption "Executive Compensation" in our proxy statement for our 2011 annual meeting of stockholders.

Information with respect to director compensation is incorporated herein by reference to the information under the caption "The Board of Directors – Director Compensation" in our proxy statement for our 2011 annual meeting of stockholders.

Information with respect to compensation committee interlocks and insider participation in compensation decisions is incorporated herein by reference to the information under the caption "The Board of Directors – Compensation Committee Interlocks and Insider Participation" in our proxy statement for our 2011 annual meeting of stockholders.

Our Board compensation committee report on executive compensation is incorporated herein by reference to the information under the caption "Executive Compensation – Compensation Committee Report on Executive Compensation" in our proxy statement for our 2011 annual meeting of stockholders.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information with respect to securities authorized for issuance under our equity compensation plans is incorporated herein by reference to the information under the caption "Executive Compensation – Equity Compensation Plan Information" in our proxy statement for our 2011 annual meeting of stockholders.

Information with respect to security ownership of certain beneficial owners, members of our Board of Directors and management is incorporated herein by reference to the information under the caption "Security Ownership of Principal Stockholders, Directors and Executive Officers" in our proxy statement for our 2011 annual meeting of stockholders.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item pursuant to Item 404 of Regulation S-K is incorporated by reference to the information under the caption "Certain Transactions" contained in our proxy statement for our 2011 annual meeting of stockholders.

The information required by this Item pursuant to Item 407(a) of Regulation S-K regarding the independence of our directors is incorporated by reference to the information under the caption "Meetings of the Board of Directors" contained in our proxy statement for our 2011 annual meeting of stockholders.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item related to principal accountant fees and services as well as related pre-approval policies is incorporated by reference to the information under the caption "Independent Registered Public Accounting Firm" contained in our proxy statement for our 2011 annual meeting of stockholders.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)         The following documents are filed as part of this Form 10-K:

Page No.
(1)	Financial Statements:
	Report of Independent Registered Public Accounting Firm	F-1
	Consolidated Balance Sheets as of March 31, 2011 and 2010	F-2
	Consolidated Statements of Income for each of the three years in the period ended March 31, 2011	F-3
	Consolidated Statements of Cash Flows for each of the three years in the period ended March 31, 2011	F-4
	Consolidated Statements of Stockholders' Equity for each of the three years in the period ended March 31, 2011	F-5
	Notes to Consolidated Financial Statements	F-6
(2)	Financial Statement Schedules
(3)	The Exhibits filed with this Form 10-K or incorporated herein by reference are set forth in the Exhibit Index beginning on page 50 hereof, which Exhibit Index is incorporated herein by this reference.

(b)         See Item 15(a)(3) above.

(c)         See "Index to Financial Statements" included under Item 8 to this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MICROCHIP TECHNOLOGY INCORPORATED
(Registrant)

Date: May 31, 2011	By: /s/ Steve Sanghi
Steve Sanghi
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name and Signature	Title	Date

/s/ Steve Sanghi	Director, President and Chief Executive Officer	May 31, 2011
Steve Sanghi

/s/ Albert J. Hugo-Martinez	Director	May 31, 2011
Albert J. Hugo-Martinez

/s/ L.B. Day	Director	May 31, 2011
L.B. Day

/s/ Matthew W. Chapman	Director	May 31, 2011
Matthew W. Chapman

/s/ Wade F. Meyercord	Director	May 31, 2011
Wade F. Meyercord

/s/ J. Eric Bjornholt	Vice President and Chief Financial Officer	May 31, 2011
J. Eric Bjornholt	(Principal Financial and Accounting Officer)

EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith

2.1	Purchase and Sale Agreement, dated as of July 18, 2002 between Registrant and Fujitsu Microelectronics, Inc.	8-K	000-21184	2.1	7/18/02
2.2	Agreement and Plan of Merger dated as of February 2, 2010 by and among Microchip Technology Incorporated, Sun Acquisition Corporation and Silicon Storage Technology, Inc.	10-Q	000-21184	2.1	2/9/10
2.3	Amendment No. 1 to Agreement and Plan of Merger by and among Microchip Technology Incorporated, Sun Acquisition Corporation and Silicon Storage Technology, Inc.	8-K	000-21184	2.1	2/23/09
2.4	Amendment No. 2 to Agreement and Plan of Merger by and among Microchip Technology Incorporated, Sun Acquisition Corporation and Silicon Storage Technology, Inc.	8-K	000-21184	2.1	3/8/10
3.1	Restated Certificate of Incorporation of Registrant	10-Q	000-21184	3.1	11/12/02
3.2	Amended and Restated By-Laws of Registrant, as amended through January 29, 2007	10-Q	000-21184	3.1	2/6/07
4.3	Indenture, dated as of December 7, 2007, by and between Wells Fargo Bank, National Association, as Trustee, and Microchip Technology Incorporated	8-K	000-21184	4.1	12/7/07
4.4	Registration Rights Agreement, dated as of December 7, 2007, by and between J.P. Morgan Securities Inc. and Microchip Technology Incorporated	8-K	000-21184	4.2	12/7/07
10.1	Form of Indemnification Agreement between Registrant and its directors and certain of its officers	S-1	33-57960	10.1	2/5/93
10.2	*2004 Equity Incentive Plan as amended and restated by the Board on May 5, 2010	8-K	000-21184	10.1	8/19/09
10.3	*Form of Notice of Grant for 2004 Equity Incentive Plan (including Exhibit A Stock Option Agreement)	S-8	333-119939	4.5	10/25/04
10.4	Form of Notice of Grant (Foreign) for 2004 Equity Incentive Plan (including Exhibit A Stock Option Agreement (Foreign))	10-K	000-21184	10.4	5/23/05
10.5	*Form of Notice of Grant of Restricted Stock Units for 2004 Equity Incentive Plan (including Exhibit A Restricted Stock Units Agreement)	10-K	000-21184	10.6	5/31/06
10.6	*Restricted Stock Units Agreement (Domestic) for 2004 Equity Incentive Plan	10-Q	000-21184	10.3	11/7/07
10.7	Restricted Stock Units Agreement (Foreign) for 2004 Equity Incentive Plan	10-Q	000-21184	10.4	11/7/08
10.8	*Form of Global RSU Agreement for 2004 Equity Incentive Plan (including Notice of Grant of Restricted Stock Units)	8-K	000-21184	10.1	9/27/10

EXHIBITS (cont'd.)

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith

10.9	*1993 Stock Option Plan, as Amended through August 16, 2002	10-Q	000-21184	10.1	11/12/02
10.10	*Form of Notice of Grant For 1993 Stock Option Plan, with Exhibit A thereto, Form of Stock Option Agreement; and Exhibit B thereto, Form of Stock Purchase Agreement	S-8	333-872	10.6	1/23/96
10.11	*Microchip Technology Incorporated 2001 Employee Stock Purchase Plan as amended through August 15, 2003 (including Enrollment Form, Stock Purchase Agreement, and Change Form)	S-8	333-140773	4.4	2/16/07
10.12	*1997 Nonstatutory Stock Option Plan, as Amended Through March 3, 2003	10-K	000-21184	10.13	6/5/03
10.13	*Form of Notice of Grant For 1997 Nonstatutory Stock Option Plan, with Exhibit A thereto, Form of Stock Option Agreement	10-K	000-21184	10.17	5/27/98
10.14	Microchip Technology Incorporated International Employee Stock Purchase Plan, as amended through May 1, 2006	S-8	333-140773	4.1	2/16/07
10.15	Microchip Technology Incorporated International Stock Purchase Agreement (including attached Form of Enrollment Form)	S-8	333-140773	4.2	2/16/07
10.16	Form of Change Form for Microchip Technology Incorporated International Employee Stock Purchase Plan	S-8	333-140773	4.3	2/16/07
10.17	*Executive Management Incentive Compensation Plan	10-Q	000-21184	10.4	2/6/07
10.18	*Discretionary Executive Management Incentive Compensation Plan	10-Q	000-21184	10.5	2/6/07
10.19	*Management Incentive Compensation Plan amended by Board of Directors May 10, 2011					X
10.20	PowerSmart, Inc. 1998 Stock Incentive Plan, Including Forms of Incentive Stock Option Agreement and Nonqualified Stock Option Agreement	S-8	333-96791	4.1	7/19/02
10.21	*Microchip Technology Incorporated Supplemental Retirement Plan	S-8	333-101696	4.1.1	12/6/02
10.22	*Adoption Agreement to the Microchip Technology Incorporated Supplemental Retirement Plan dated January 1, 1997	S-8	333-101696	4.1.3	12/6/02
10.23	*Amendment dated December 9, 1999 to the Adoption Agreement to the Microchip Technology Incorporated Supplemental Retirement Plan	S-8	333-101696	4.1.4	12/6/02

EXHIBITS (cont'd.)

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith

10.25	*February 3, 2003 Amendment to the Adoption Agreement to the Microchip Technology Incorporated Supplemental Retirement Plan	10-K	000-21184	10.28	6/5/03
10.26	*Amendments to Supplemental Retirement Plan	10-Q	000-21184	10.1	2/9/06
10.27	*Change of Control Severance Agreement	8-K	000-21184	10.1	12/18/08
10.28	*Change of Control Severance Agreement	8-K	000-21184	10.2	12/18/08
10.29	Development Agreement dated as of August 29, 1997 by and between Registrant and the City of Chandler, Arizona	10-Q	000-21184	10.1	2/13/98
10.30	Addendum to Development Agreement by and between Registrant and the City of Tempe, Arizona, dated May 11, 2000	10-K	000-21184	10.14	5/15/01
10.31	Development Agreement dated as of July 17, 1997 by and between Registrant and the City of Tempe, Arizona	10-Q	000-21184	10.2	2/13/98
10.32	Amended Strategic Investment Program Contract dated as of June 8, 2009 between, Multnomah County, Oregon, City of Gresham, Oregon and Microchip Technology Incorporated	8-K	000-21184	10.1	6/11/09
21.1	Subsidiaries of Registrant					X
23.1	Consent of Independent Registered Public Accounting Firm					X
24.1	Power of Attorney re: Microchip Technology Incorporated, the Registrant	10-K	000-21184	24.1	5/29/09
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (the Exchange Act)					X
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (the Exchange Act)					X
32	Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

	*Compensation plans or arrangements in which directors or executive officers are eligible to participate.

Annual Report on Form 10-K

Item 8, Item 15(a)(1) and (2), (b) and (c)

_________________________________

INDEX TO FINANCIAL STATEMENTS

CONSOLIDATED FINANCIAL STATEMENTS

EXHIBITS

_________________________________

YEAR ENDED MARCH 31, 2011

MICROCHIP TECHNOLOGY INCORPORATED
AND SUBSIDIARIES

CHANDLER, ARIZONA

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES

i

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Microchip Technology Incorporated and subsidiaries

We have audited the accompanying consolidated balance sheets of Microchip Technology Incorporated and subsidiaries as of March 31, 2011 and 2010, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended March 31, 2011.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Microchip Technology Incorporated and subsidiaries at March 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 31, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Microchip Technology Incorporated and subsidiaries' internal control over financial reporting as of March 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 31, 2011 expressed an unqualified opinion thereon.

/s/   Ernst & Young LLP

Phoenix, Arizona
May 31, 2011

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

ASSETS
	March 31,
	2011	2010
Cash and cash equivalents	$703,924	$492,130
Short-term investments	539,572	722,193
Accounts receivable, net	181,202	137,806
Inventories	180,800	116,579
Prepaid expenses	22,234	13,068
Deferred tax assets	88,822	77,810
Other current assets	58,429	51,383
Total current assets	1,774,983	1,610,969

Property, plant and equipment, net	540,513	493,039
Long-term investments	464,838	317,215
Goodwill	76,018	40,338
Intangible assets, net	77,929	35,527
Other assets	33,777	19,225

Total assets	$2,968,058	$2,516,313

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable	$68,433	$44,238
Accrued liabilities	131,839	60,211
Deferred income on shipments to distributors	140,044	98,941
Total current liabilities	340,316	203,390

Junior convertible debentures	347,334	340,672
Long-term income tax payable	58,125	57,140
Deferred tax liability	399,527	376,713
Other long-term liabilities	10,318	5,018

Stockholders' equity:

Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued or outstanding.	---	---
Common stock, $0.001 par value; 450,000,000 shares authorized; 218,789,994 shares issued and 189,541,707 shares outstanding at March 31, 2011; 218,789,994 shares issued and 185,329,144 shares outstanding at March 31, 2010.	190	185
Additional paid-in capital	1,268,128	1,276,822
Retained earnings	1,428,838	1,266,699
Accumulated other comprehensive income	3,357	3,032
Common stock held in treasury: 29,248,287 shares at March 31, 2011; and 33,460,850 shares at March 31, 2010.	(888,075)	(1,013,358)
Total stockholders' equity	1,812,438	1,533,380

Total liabilities and stockholders' equity	$2,968,058	$2,516,313

See accompanying notes to consolidated financial statements

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	Year ended March 31,
	2011	2010	2009
Net sales	$1,487,205	$947,729	$903,297
Cost of sales (1)	612,769	413,487	386,793
Gross profit	874,436	534,242	516,504

Operating expenses:
Research and development (1)	170,607	120,823	115,524
Selling, general and administrative (1)	227,781	167,222	161,218
Special charges	1,865	1,238	6,434
	400,253	289,283	283,176

Operating income	474,183	244,959	233,328
Gains on equity method investments	157	---	---
Other income (expense):
Interest income	16,002	15,325	32,545
Interest expense	(31,521)	(31,150)	(29,440)
Other, net	1,877	8,679	(4,354)
Income from continuing operations before income taxes	460,698	237,813	232,079
Income tax provision (benefit)	31,531	20,808	(13,508)
Net income from continuing operations	429,167	217,005	245,587
Discontinued operations:
Loss from discontinued operations before income taxes	(11,126)	---	---
Income tax benefit	(909)	---	---
Net loss from discontinued operations	(10,217)	---	---
Net income	$418,950	$217,005	$245,587

Basic net income per common share – continuing operations	$2.29	$1.18	$1.34
Basic net loss per common share – discontinued operations	(0.05)	---	---
Basic net income per common share	$2.24	$1.18	$1.34
Diluted net income per common share – continuing operations	$2.20	$1.16	$1.31
Diluted net income per common share – discontinued operations	(0.05)	---	---
Diluted net income per common share	$2.15	$1.16	$1.31
Dividends declared per common share	$1.374	$1.359	$1.346
Basic common shares outstanding	187,066	183,642	183,158
Diluted common shares outstanding	194,715	187,339	186,788

(1) Includes share-based compensation expense as follows:
Cost of sales	$6,825	$7,054	$5,845
Research and development	12,874	12,194	10,866
Selling, general and administrative	17,113	17,530	15,770

See accompanying notes to consolidated financial statements

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended March 31,
	2011	2010	2009
Cash flows from operating activities:
Net income	$418,950	$217,005	$245,587
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	106,612	90,057	96,046
Deferred income taxes	24,003	22,330	28,111
Share-based compensation expense related to equity incentive plans	36,812	36,778	32,481
Excess tax benefit from share-based compensation	(1,854)	(2,094)	(6,798)
Convertible debt derivatives – revaluation and amortization	(185)	230	(944)
Amortization of junior convertible debenture issuance costs	219	215	215
Amortization of debt discount on convertible debentures	6,847	6,258	5,171
Gains on equity method investments	(157)	---	---
Gain on sale of assets	(89)	(100)	(100)
Unrealized impairment loss on available-for-sale investments	4,659	4,750	3,560
Special charges	---	1,238	860
Sales (purchases) of trading securities, net	---	86,970	(73,510)
(Gain) loss on trading securities	---	(7,425)	6,332
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	6,341	(49,078)	50,832
(Increase) decrease in inventories	(22,068)	15,239	(4,110)
Increase (decrease) in deferred income on shipments to distributors	38,781	15,010	(11,510)
(Decrease) increase in accounts payable and accrued liabilities	(638)	29,583	(25,097)
Change in other assets and liabilities	(35,572)	(14,919)	(38,473)
Net cash provided by operating activities	582,661	452,047	308,653

Cash flows from investing activities:
Purchases of available-for-sale investments	(1,008,056)	(1,576,044)	(2,479,175)
Sales and maturities of available-for-sale investments	1,055,286	1,502,127	2,583,152
Purchase of Silicon Storage Technology, net of cash received	(112,707)	---	---
Investment in Silicon Storage Technology	---	(58,402)	---
Investment in other assets	(29,587)	(15,439)	(21,600)
Proceeds from sale of assets	31,668	100	166
Capital expenditures	(124,454)	(47,604)	(102,370)
Net cash provided by investing activities	(187,850)	(195,262)	(19,827)

Cash flows from financing activities:
Payment of cash dividend	(256,811)	(249,556)	(246,657)
Repurchase of common stock	---	---	(123,929)
Proceeds from sale of common stock	71,940	36,478	33,555
Excess tax benefit from share-based compensation	1,854	2,094	6,798
Net cash used in financing activities	(183,017)	(210,984)	(330,233)
Net increase (decrease) in cash and cash equivalents	211,794	45,801	(41,407)
Cash and cash equivalents at beginning of year	492,130	446,329	487,736
Cash and cash equivalents at end of year	$703,924	$492,130	$446,329

See accompanying notes to consolidated financial statements

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)

	Common Stock and Additional Paid-in Capital		Common Stock Held in Treasury		Accumulated Other Comprehensive Income
						Retained Earnings	Net Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at March 31, 2008	218,790	$1,297,835	34,451	$(1,061,663)	$2,508	$1,300,320	$1,539,000

Components of other comprehensive income:
Net income	---	---	---	---	---	245,587	245,587
Net unrealized gains on available-for-sale investments, net of $1,669 of tax	---	---	---	---	1,804	---	1,804
Total comprehensive income							247,391
Issuances from equity incentive plans	1,917	22,767	---	---	---	---	22,767
Employee stock purchase plan	545	10,788	---	---	---	---	10,788
Purchase of treasury stock	---	---	4,032	(123,929)	---	---	(123,929)
Treasury stock used for new issuances	(2,462)	(90,222)	(2,462)	90,222	---	---	---
Tax benefit from equity incentive plans	---	7,584	---	---	---	---	7,584
Share-based compensation	---	33,367	---	---	---	---	33,367
Cash dividend	---	---	---	---	---	(246,657)	(246,657)
Balance at March 31, 2009	218,790	1,282,119	36,021	(1,095,370)	4,312	1,299,250	1,490,311

Components of other comprehensive income:
Net income	---	---	---	---	---	217,005	217,005
Net unrealized losses on available-for-sale investments, net of $1,778 of tax	---	---	---	---	(1,280)	---	(1,280)
Total comprehensive income							215,725
Issuances from equity incentive plans	1,955	27,108	---	---	---	---	27,108
Employee stock purchase plan	605	9,370	---	---	---	---	9,370
Treasury stock used for new issuances	(2,560)	(82,012)	(2,560)	82,012	---	---	---
Tax benefit from equity incentive plans	---	3,709	---	---	---	---	3,709
Share-based compensation	---	36,713	---	---	---	---	36,713
Cash dividend	---	---	---	---	---	(249,556)	(249,556)
Balance at March 31, 2010	218,790	1,277,007	33,461	(1,013,358)	3,032	1,266,699	1,533,380

Components of other comprehensive income:
Net income	---	---	---	---	---	418,950	418,950
Net unrealized gains on available-for-sale investments, net of $493 of tax	---	---	---	---	325	---	325
Total comprehensive income							419,275
Issuances from equity incentive plans	3,591	57,396	---	---	---	---	57,396
Employee stock purchase plan	622	14,544	---	---	---	---	14,544
Treasury stock used for new issuances	(4,213)	(125,283)	(4,213)	125,283	---	---	---
Tax benefit from equity incentive plans	---	7,523	---	---	---	---	7,523
Share-based compensation	---	37,131	---	---	---	---	37,131
Cash dividend	---	---	---	---	---	(256,811)	(256,811)
Balance at March 31, 2011	218,790	$1,268,318	29,248	$(888,075)	$3,357	$1,428,838	$1,812,438

See accompanying notes to consolidated financial statements

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Microchip develops, manufactures and sells specialized semiconductor products used by its customers for a wide variety of embedded control applications.  Microchip's product portfolio comprises 8-bit, 16-bit and 32-bit PIC® microcontrollers and 16-bit dsPIC® digital signal controllers, which feature on-board Flash (reprogrammable) memory technology.  In addition, Microchip offers a broad spectrum of high-performance linear, mixed-signal, power management, thermal management, RF, safety and security and interface devices, as well as serial EEPROMs, Serial Flash memories and Parallel Flash memories.  Microchip also licenses Flash-IP solutions that are incorporated in a broad range of products.

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

For license and other arrangements for SuperFlash® technology that the Company is continuing to enhance and refine or under which it is obligated to provide unspecified enhancements, non-royalty revenue is recognized over the lesser of (1) the estimated period that the Company has historically enhanced and developed refinements to the specific technology, typically one to three years (the "upgrade period"), and (2) the remaining portion of the upgrade period after the date of delivery of all specified technology and documentation, provided that the fee is fixed or determinable and collection of the fee is reasonably assured.  Royalties received during the upgrade period are recognized as revenue based on an amortization calculation of the elapsed portion of the upgrade period compared to the entire estimated upgrade period.  Royalties received after the upgrade period has elapsed are recognized when reported to the Company, which generally coincides with the receipt of payment.  For licenses or other technology arrangements without an upgrade period, non-royalty revenue from license is recognized upon delivery of the technology if the fee is fixed or determinable and collection of the fee is reasonably assured.  Royalties are recognized when reported to the Company, which generally coincides with the receipt of payment.

Distributors worldwide generally have broad price protection and product return rights, so the Company defers revenue recognition until the distributor sells the product to their customer.  Revenue is recognized when the distributor sells the product to their end customer, at which time the sales price becomes fixed or determinable.  Revenue is not recognized upon the Company's shipment to the distributors since, due to discounts from list price as well as price protection rights, the sales price is not substantially fixed or determinable at that time.  At the time of shipment to these distributors, the Company records a trade receivable for the selling price as there is a legally enforceable right to payment, relieves inventory for the carrying value of goods shipped since legal title has passed to the distributor, and records the gross margin in deferred income on shipments to distributors on the consolidated balance sheets.

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

At March 31, 2011, the Company had approximately $208.1 million of deferred revenue and $68.1 million in deferred cost of sales recognized as $140.0 million of deferred income on shipments to distributors.  At March 31, 2010, the Company had approximately $148.4 million of deferred revenue and $49.5 million of deferred cost of sales recognized as $98.9 million of deferred income on shipments to distributors.  The deferred income on shipments to distributors that will ultimately be recognized in the Company's income statement will be lower than the amount reflected on the balance sheet due to price credits to be granted to the distributors when the product is sold to their customers.  These price credits historically have resulted in the deferred income approximating the overall gross margins that the Company recognizes in the distribution channel of its business.

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

Products returned by distributors and subsequently scrapped have historically been immaterial to the Company's consolidated results of operations.  The Company routinely evaluates the risk of impairment of the deferred cost of sales component of the deferred income on shipments to distributors account.  Because of the historically immaterial amounts of inventory that have been scrapped, and historically rare instances where discounts given to a distributor result in a price less than the Company's cost, the Company believes the deferred costs have a low risk of material impairment.

Shipping charges billed to customers are included in net sales, and the related shipping costs are included in cost of sales.

Product Warranty

The Company generally sells its products with a limited warranty related to product quality and a limited indemnification of customers against intellectual property infringement claims related to the Company's products.  Due to comprehensive product testing, the short time between product shipment and the detection and correction of product failures, and a low historical rate of payments on indemnification claims, the accrual based on historical activity and the related expense were immaterial as of and for the fiscal years ended March 31, 2011, 2010 and 2009.

Advertising Costs

The Company expenses all advertising costs as incurred.  Advertising costs were immaterial for the fiscal years ended March 31, 2011, 2010 and 2009.

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

Foreign Currency Translation and Forward Contracts

The Company's foreign subsidiaries are considered to be extensions of the U.S. Company and any translation gains and losses related to these subsidiaries are included in other income (expense) in the consolidated statements of income.  As the U.S. dollar is utilized as the functional currency, gains and losses resulting from foreign currency transactions (transactions denominated in a currency other than the subsidiaries' functional currency) are also included in income.  Gains and losses associated with currency rate changes on forward contracts are recorded currently in income.  These gains and losses have been immaterial to the Company's financial statements.

Income Taxes

As part of the process of preparing its consolidated financial statements, the Company is required to estimate its income taxes in each of the jurisdictions in which it operates.  This process involves estimating the Company's actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes.  These differences result in deferred tax assets and liabilities, which are included within the Company's consolidated balance sheet.  The Company must then assess the likelihood that its deferred tax assets will be recovered from future taxable income and to the extent it believes that recovery is not likely, it must establish a valuation allowance.  The Company has provided valuation allowances for certain of its deferred tax assets where it is more likely than not that some portion, or all of such assets, will not be realized.

Cash and Cash Equivalents

All highly liquid investments, including marketable securities purchased with a remaining maturity of three months or less when acquired are considered to be cash equivalents.

Investments – Available-for-Sale and Trading Securities

The Company classifies its investments in debt and marketable equity securities as available-for-sale or trading securities based upon management's intent with regard to the investments and the nature of the underlying securities.

The Company's available-for-sale investments consist of government agency bonds, municipal bonds, auction rate securities (ARS), corporate bonds and marketable equity securities.  The Company's investments are carried at fair value with unrealized gains and losses reported in stockholders' equity.  Premiums and discounts are amortized or accreted over the life of the related available-for-sale security.  Dividend and interest income are recognized when earned.  The cost of securities sold is calculated using the specific identification method.

The Company includes within short-term investments its trading securities, as well as its income yielding available-for-sale securities that can be readily converted to cash and includes within long-term investments those income yielding available-for-sale securities with maturities of over one year that have unrealized losses attributable to them or those that cannot be readily liquidated.  Except as discussed in Note 5, the Company intends and has the ability to hold its long-term investments with temporary impairments until such time as these assets are no longer impaired.  Such recovery of unrealized losses is not expected to occur within the next year.

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

The credit markets experienced significant deterioration and uncertainty beginning in the second half of fiscal 2008.  If these conditions recur, or the Company experiences any additional ratings downgrades on any investments in its portfolio (including its ARS), the Company may incur additional impairments to its investment portfolio, which could negatively affect the Company's financial condition, cash flows and reported earnings.

Non-Marketable Investments

The Company's non-marketable equity investments are recorded using adjusted cost basis or the equity method of accounting, depending on the circumstances of each investment.  The Company's non-marketable investments are classified within other assets on the Company's consolidated balance sheet.  The Company's non-marketable equity investments include:

Equity Method Investments:  When the Company has the ability to exercise significant influence, but not control, over the investee, it records equity method gain or loss as "gain or loss from equity investments."  Equity method adjustments include the Company's proportionate share of the investee's income or loss.

Cost Method Investments:  When the Company does not have the ability to exercise significant influence over the investee, it records such investments at cost.

The Company reviews its investments quarterly for indicators of impairment.  The impairment review requires significant judgment and includes quantitative and qualitative analysis of identified events or circumstances that impact the fair value of the investment, such as:

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

If the fair value of an investment is below the Company's carrying value, the Company determines if the investment is other than temporarily impaired based on a quantitative and qualitative analysis, which includes assessing the severity and duration of the impairment and the likelihood of recovery before disposal.  If the investment is considered to be other than temporarily impaired, the Company writes down the investment to its fair value.  There were no impairments to the Company's non-marketable investments during the quarter ended March 31, 2011.

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

In periods where the Company's production levels are substantially below normal operating capacity, such as in the second half of fiscal 2009 and the first half of fiscal 2010, unabsorbed overhead production associated with the reduced production levels of the Company's manufacturing facilities are charged directly to cost of sales.

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

Junior Subordinated Convertible Debentures

The Company separately accounts for the liability and equity components of its junior subordinated convertible debentures in a manner that reflects its nonconvertible debt (unsecured debt) borrowing rate when interest cost is recognized.  This results in a bifurcation of a component of the debt, classification of that component in equity and the accretion of the resulting discount on the debt to be recognized as part of interest expense in its consolidated statements of income.  Additionally, certain embedded features of the debentures qualify as derivatives and are bundled as a compound embedded derivative that is measured at fair value.  Lastly, the Company includes the dilutive effect of the shares of its common stock issuable upon conversion of the outstanding junior subordinated convertible debentures in its diluted income per share calculation regardless of whether the market price trigger or other contingent conversion feature has been met.  The Company applies the treasury stock method as it has the intent and current ability to settle the principal amount of the junior subordinated convertible debentures in cash.  This method results in incremental dilutive shares when the average market value of the Company's common stock for a reporting period exceeds the conversion price per share which was $29.04 at March 31, 2011 and adjusts as dividends are recorded in the future.

Litigation

The Company's estimated range of liability related to pending litigation is based on claims for which management believes a loss is probable and it can estimate the amount or range of loss.  Because of the uncertainties related to both the outcome and range of any potential losses on the pending litigation, the Company is generally unable to make a reasonable estimate of the liability that could result from an unfavorable outcome.  As additional information becomes available, the Company will assess the potential liability related to its pending litigation and revise its estimates, if necessary.

Goodwill and Other Intangible Assets

Goodwill is recorded when the purchase price paid for an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired.  The Company is required to perform an annual impairment review, and more frequently under certain circumstances.  The goodwill is subjected to this test during the fourth quarter of the Company's fiscal year.  The Company engages primarily in the design, development, manufacture and marketing of semiconductor products as well as technology licensing.  As a result, the Company concluded there are two reporting units, semiconductor products and technology licensing.  The impairment review process compares the fair value of the reporting unit to its carrying value.  If the Company determines through the impairment process that goodwill has been impaired, the Company will record the impairment charge in its results of operation.  Through March 31, 2011, the Company has not had impaired goodwill.  The Company's other intangible assets represent existing technologies, core and developed technology, in-process research and development, trademarks and trade names, and customer-related intangibles. Other intangible assets are amortized over their respective estimated lives, ranging from less than one year to ten years.  In the event that facts and circumstances indicate intangibles or other long-lived assets may be impaired, the Company evaluates the recoverability and estimated useful lives of such assets.  In-process research and development is capitalized until such time the related projects are completed or abandoned at which time the capitalized amounts will begin to be amortized or written off.

Impairment of Long-Lived Assets

The Company assesses whether indicators of impairment of long-lived assets are present.  If such indicators are present, the Company determines whether the sum of the estimated undiscounted cash flows attributable to the assets in question is less than their carrying value.  If less, the Company recognizes an impairment loss based on the excess of the carrying amount of the assets over their respective fair values.  Fair value is determined by discounted future cash flows, appraisals or other methods.  If the assets determined to be impaired are to be held and used, the Company recognizes an impairment loss through a charge to operating results to the extent the present value of anticipated net cash flows attributable to the asset are less than the asset's carrying value.  The Company would depreciate the remaining value over the remaining estimated useful life of the asset.

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

Determining the appropriate fair-value model and calculating the fair value of share-based awards at the date of grant requires judgment.  The fair value of RSUs is based on the fair market value of the Company's common stock on the date of grant discounted for expected future dividends.  The Company uses the Black-Scholes option pricing model to estimate the fair value of employee stock options and rights to purchase shares under stock participation plans.  Option pricing models, including the Black-Scholes model, also require the use of input assumptions, including expected volatility, expected life, expected dividend rate, and expected risk-free rate of return.  The Company uses a blend of historical and implied volatility based on options freely traded in the open market as it believes this is more reflective of market conditions and a better indicator of expected volatility than using purely historical volatility.  The expected life of the awards is based on historical and other economic data trended into the future.  The risk-free interest rate assumption is based on observed interest rates appropriate for the expected terms of the Company's awards.  The dividend yield assumption is based on the Company's history and expectation of future dividend payouts.  The Company estimates the number of share-based awards which will be forfeited due to employee turnover.  Quarterly changes in the estimated forfeiture rate would affect share-based compensation, as the effect of adjusting the rate for all expense amortization after April 1, 2006 is recognized in the period the forfeiture estimate is changed.  If the actual forfeiture rate is higher than the estimated forfeiture rate, then an adjustment is made to increase the estimated forfeiture rate, which will result in a decrease to the expense recognized in the financial statements.  If the actual forfeiture rate is lower than the estimated forfeiture rate, then an adjustment is made to decrease the estimated forfeiture rate, which will result in an increase to the expense recognized in the financial statements.  If forfeiture adjustments are made, they would affect the Company's results of operations.  The effect of forfeiture adjustments in the years ended March 31, 2011, 2010 and 2009 was immaterial.

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of investments in debt securities and trade receivables.  Investments in debt securities with original maturities of greater than six months consist primarily of AAA and AA rated financial instruments and counterparties.  The Company's investments are primarily in direct obligations of the U.S. government or its agencies, corporate bonds, and municipal bonds.

Concentrations of credit risk with respect to accounts receivable are generally not significant due to the diversity of the Company's customers and geographic sales areas.  The Company had one distributor that accounted for 10% or more of its net sales in the year ended March 31, 2011.  The Company sells its products primarily to OEMs and distributors in the Americas, Europe and Asia.  The Company performs ongoing credit evaluations of its customers' financial condition and, as deemed necessary, may require collateral, primarily letters of credit.  No single end customer accounted for 10% or more of the Company's net sales or accounts receivable balances during the years ended March 31, 2011, 2010 and 2009.  See Note 20, Geographic and Segment Information, for additional information on the Company's largest distributors.

Distributor advances, included in deferred income on shipments to distributors in the consolidated balance sheets, totaled $71.9 million at March 31, 2011 and $57.5 million at March 31, 2010.  On sales to distributors, the Company's payment terms generally require the distributor to settle amounts owed to the Company for an amount in excess of their ultimate cost.  The Company's sales price to its distributors may be higher than the amount that the distributors will ultimately owe the Company because distributors often negotiate price reductions after purchasing the product from the Company and such reductions are often significant.  It is the Company's practice to apply these negotiated price discounts to future purchases, requiring the distributor to settle receivable balances, on a current basis, generally within 30 days, for amounts originally invoiced.  This practice has an adverse impact on the working capital of the Company's distributors.  As such, the Company has entered into agreements with certain distributors whereby it advances cash to the distributors to reduce the distributor's working capital requirements.  These advances are reconciled at least on a quarterly basis and are estimated based on the amount of ending inventory as reported by the distributor multiplied by a negotiated percentage.  Such advances have no impact on revenue recognition or the Company's consolidated statements of income.  The Company processes discounts taken by distributors against its deferred income on shipments to distributors' balance and trues-up the advanced amounts generally after the end of each completed fiscal quarter.  The terms of these advances are set forth in binding legal agreements and are unsecured, bear no interest on unsettled balances and are due upon demand.  The agreements governing these advances can be cancelled by the Company at any time.

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

Adopted and Recently Issued Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (FASB) issued new standards for revenue recognition with multiple deliverables. These new standards impact the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting. Additionally, these new standards modify the manner in which the transaction consideration is allocated across the separately identified deliverables by no longer permitting the residual method of allocating arrangement consideration. These new standards are required to be adopted in the first quarter of fiscal 2012.  The Company does not expect these new standards to have a material effect on its consolidated financial statements.

In October 2009, the FASB issued new standards for the accounting for certain revenue arrangements that include software elements.  These new standards amend the scope of pre-existing software revenue guidance by removing from the guidance non-software components of tangible products and certain software components of tangible products.  These new standards are required to be adopted in the first quarter of fiscal 2012.  The Company does not expect these new standards to have a material effect on its consolidated financial statements.

In April 2010, the FASB issued amended accounting guidance for vendors who apply the milestone method of revenue recognition to research and development arrangements.  The amended guidance applies to arrangements with payments that are contingent, at inception, upon achieving substantively uncertain future events or circumstances.  The amended guidance is effective on a prospective basis for the Company for milestones achieved on or after April 1, 2011.  The Company does not expect these new standards to have a material effect on its consolidated financial statements.

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

The Cash Conversion Subsections require retrospective application to the terms of instruments as they existed for all periods presented.  The adoption of the Cash Conversion Subsections affects the accounting for the Company's 2.125% junior subordinated convertible debentures issued in December 2007 and due in December 2037.  The retrospective application of this guidance affects the Company's fiscal year 2009.

The following table sets forth the effect of the retrospective application of the Cash Conversion Subsections on certain previously reported line items (in thousands, except per share data):

	Year Ended March 31, 2009
	As Reported	As Adjusted
Interest expense	$(24,269)	$(29,440)
Income before income taxes	$237,250	$232,079
Income tax (benefit) provision	$(11,570)	$(13,508)
Net income	$248,820	$245,587
Basic net income per common share	$1.36	$1.34
Diluted net income per common share	$1.33	$1.31

2.           BUSINESS ACQUISITIONS

Acquisition of Silicon Storage Technology, Inc. (SST)

On April 8, 2010, the Company acquired SST, a publicly traded company based in Sunnyvale, California, in a merger transaction for $3.05 per share, or a total of $353.8 million,

which included $295.4 million of cash consideration for the outstanding shares of SST common stock, and $58.4 million of SST shares acquired by the Company on March 8, 2010.  The fair value of the SST shares held by the Company on April 8, 2010 was equal to the fair value at March 8, 2010, the date the shares were acquired, and the Company did not recognize any gain or loss on such shares.  The SST business acquired included a variety of different business units including a licensing business focused on opportunities in the embedded control market, a microcontroller business, a variety of memory businesses and a Wi-Fi power-amplifier business. The Company's primary reason for this acquisition was to gain access to SST's SuperFlash® technology and extensive patent portfolio, which it believes are critical building blocks for advanced microcontrollers.

The acquisition was accounted for under the acquisition method of accounting, with the Company identified as the acquirer, and the operating results of SST have been included in the Company's consolidated financial statements as of the effective date of the acquisition.  Under the acquisition method of accounting, the total purchase price was allocated to SST's net tangible assets and intangible assets based on their estimated fair values as of April 8, 2010.  The excess purchase price over the value of the net tangible assets and intangible assets was recorded to goodwill and allocated $19.2 million to the technology licensing reporting unit and $5.8 million to the semiconductor product reporting unit.   None of the goodwill related to the SST acquisition is deductible for tax purposes.  The Company retained an independent third-party appraiser to assist management in its valuation and the purchase price allocation was finalized during the fourth quarter of fiscal 2011.  Prior to finalizing the purchase price allocation, the Company made certain adjustments in the fourth quarter of fiscal 2011 which resulted in changes to the residual amount allocated to goodwill, non-marketable equity investments, deferred tax assets, other current assets and long-term income tax payable.

The table below represents the final allocation of the purchase price to the acquired net assets based on their estimated fair values as of April 8, 2010, as well as the associated estimated useful lives of the acquired intangible assets at that date:

April 8, 2010
(in thousands)
Assets acquired
Cash and cash equivalents	$182,735
Short-term investments	12,069
Accounts receivable, net	44,820
Inventories	39,962
Deferred tax assets	21,785
Other current assets	3,768
Long-term investments	54,342
Property, plant and equipment, net	6,623
Non-marketable equity investments	15,772
Other assets	3,634
Goodwill	24,961
Purchased intangible assets	50,930
Assets held for sale	23,761
Total assets acquired	$485,162

Liabilities assumed
Accounts payable	(28,906)
Accrued liabilities	(40,914)
Deferred income on shipments to distributors	(2,322)
Long-term income tax payable	(36,587)
Deferred tax liability	(17,599)
Other liabilities	(4,990)
Total liabilities assumed	(131,318)
Purchase price allocated	$353,844

Purchased Intangible Assets	Useful Life	April 8, 2010
	(in years)	(in thousands)
Core/developed technology	5-10	$32,900
In-process research and development	N/A	900
Trademarks and trade names	5	1,730
Customer-related	10	13,100
Backlog	1	2,300
		$50,930

Purchased intangible assets include core and developed technology, in-process research and development, trademarks and trade names, customer-related intangibles and acquisition-date backlog.  The estimated fair values of the core and developed technology and in-process research and development were determined based on the present value of the expected cash flows to be generated by the respective existing technology or future technology.  The core and developed technology intangible assets are being amortized on a technology-by-technology basis with the amortization recorded for each technology commensurate with the expected cash flows used in the initial determination of fair value.  In-process research and development is capitalized until such time the related projects are completed or abandoned at which time the capitalized amounts will begin to be amortized or written off.

Trademarks and trade names include SST's corporate trade name as well as the SuperFlash trademark.  The estimated fair value of the trademarks and trade names was determined based on the income approach, using the relief from royalty methodology.  Trademarks and trade names are being amortized using the straight-line method, which management believes is materially consistent with the pattern of benefit to be realized by these assets.

Customer-related intangible assets consist of SST's contractual relationships and customer loyalty related to the distributor and end-customer relationships, and the fair values of the customer-related intangibles were determined based on the projected revenues for the licensing entity and the microcontroller entity.  An analysis of expected attrition and revenue growth for existing customers was prepared from SST's historical customer information.  A similar analysis was performed for the acquired intangible assets related to the business units held for sale.  Customer relationships are being amortized in a manner consistent with the estimated cash flows associated with the existing customers and anticipated retention rates. Backlog relates to the value of orders not yet shipped by SST at the acquisition date, and the preliminary fair values were based on the estimated profit associated with those orders.  Backlog related assets are being recognized commensurate with recognition of the revenue for the orders on which the backlog intangible assets were determined.  Amortization expense associated with acquired intangible assets is not deductible for tax purposes.  Thus, approximately $2.0 million was established as a net deferred tax liability for the future amortization of the intangible assets.

Contingent liabilities were recorded in the amount of $13.0 million, as an adverse outcome was determined to be probable and estimable at the acquisition date.  The Company was not able to determine the fair value of these contingencies, and as such, the amount recorded reflects the Company's estimate of the outcome of these matters.  At March 31, 2011, there were no changes to the amount recognized at the acquisition date related to these contingencies.  The amount recorded is presented within accrued liabilities.

The amount of continuing SST revenue and earnings included in the Company's condensed consolidated statements of income for the period April 9, 2010 to September 30, 2010 was $114.9 million and $17.4 million, respectively.  The amount of continuing SST revenue included in the Company's condensed consolidated statements of income for the period April 9, 2010 to March 31, 2011 was $228.3 million.  The operations of SST have been fully integrated into the Company’s operations as of October 1, 2010 and as such, cost of sales and operating expenses were no longer segregated as of that date.

The following unaudited pro-forma consolidated results of operations for fiscal years 2011, 2010 and 2009, assume the SST acquisition occurred as of April 1 of each year and have been restated for the operations of SST that have been discontinued.  The pro forma results of operations are presented for informational purposes only and are not indicative of the results of operations that would have been achieved if the acquisition had taken place on April 1, 2010, April 1, 2009 and April 1, 2008 or of results that may occur in the future (amounts in thousands):

	Unaudited
	Year Ended March 31,
	2011	2010	2009
Total revenue	$1,494,727	$1,190,178	$1,145,099
Net income	429,794	207,421	233,925
Basic earnings per share	$2.30	$1.13	$1.28
Diluted earnings per share	$2.21	$1.11	$1.25

Other Acquisitions

During the year ended March 31, 2011, the Company completed two business acquisitions, in addition to SST, which were accounted for under the purchase method of accounting.  Total consideration paid for these businesses, net of cash acquired of $2.5 million, was $6.5 million.  As part of one of the acquisitions, the Company assumed a bankruptcy reorganization liability in the amount of approximately $19.4 million which was partially funded by the acquired company prior to the acquisition.  This bankruptcy liability is included in other current liabilities on the Company’s consolidated balance sheet, and approximately $19.4 million of escrowed cash to settle the bankruptcy liability is included in other current assets.  The purchase price of the acquisitions resulted in purchased intangible assets of approximately $5.6 million and goodwill of approximately $1.0 million.  The purchased intangible assets are being amortized over a weighted average period of approximately seven years.  In addition, one of the acquisitions resulted in contingent consideration with an estimated fair value at the date of purchase of $2.0 million.

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

During the year ended March 31, 2009, the Company completed three business acquisitions which were accounted for under the purchase method of accounting.  Total consideration paid for these business acquisitions was approximately $19.9 million.  The combined purchase price of the acquisitions resulted in purchased intangible assets of approximately $15.1 million and goodwill of approximately $4.3 million.  The purchased intangible assets (other than goodwill) are being amortized over an average period of seven years.  One of the acquisitions had an earn-out payment associated with it based on the operating performance of the acquired business for the twelve-month period ending September 30, 2010.  The initial purchase price of this acquisition was less than the fair value of the acquired net assets, and as a result, the Company recorded negative goodwill totaling $2.4 million, which was recorded in other long-term liabilities in the consolidated balance sheet.  In the year ended March 31, 2011, the Company made contingent consideration payments to the previous owners in the amount of $12.1 million.  The contingent consideration payment resulted in the de-recognition of the negative goodwill recorded on the acquisition date and the recognition of approximately $9.7 million of goodwill.

3.           DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE

Discontinued operations includes the following product families that were acquired in the acquisition of SST: NAND Drives, NAND controllers, Smart Card ICs, Combo Memory, Concurrent SuperFlash, Small-Sector Flash and many-time Programmable Flash memories and certain serial NOR Flash products from 512K to 64MB density in the geographic regions of Taiwan, China, Hong Kong, Singapore, Malaysia, Thailand, Indonesia, Vietnam and Philippines.  These product lines were marketed for sale since the acquisition of SST on April 8, 2010 based on management's decision regarding them not being a strategic fit into the Company's product portfolio.  On May 21, 2010, the Company completed a transaction to sell the NAND Drives, NAND controllers, Smart Card ICs, Combo Memory, Concurrent SuperFlash, Small-Sector Flash and many-time Programmable Flash memories to Greenliant Systems Ltd.  The sale price in this transaction was determined by management to represent fair value, and accordingly, no gain or loss was recognized on the sale of the net assets.  In this sale, the Company disposed of approximately $23.6 million of assets held for sale, primarily comprised of inventory, property, plant and equipment, intangible assets and non-marketable securities.  On July 8, 2010, the Company granted an exclusive limited license for the manufacture of certain Serial NOR-Flash products to Professional Computer Technology, Ltd. (PCT).  The license to PCT is limited to the industry segments of optical disc drives, set top boxes, electronic books, video games, digital displays, DVD player/recorder, notebook computers, netbooks, desktop computers, PC monitors, mass storage devices, printers/scanners/copiers/faxes, PC-CAM, point of sale devices, graphic cards, servers/clients/workstations, and mobile phones.  PCT has no license to sell these products to any other industry segment or geographic region other than those listed above.  Certain multi-national customers are excluded from this license.

For financial statement purposes, the results of operations for these discontinued businesses have been segregated from those of the continuing operations and are presented in the Company's consolidated financial statements as discontinued operations.

At the time of the acquisition, the Company determined that it would hold SST's SuperFlash Memory and RF businesses as assets held for sale, in addition to other businesses that the Company has sold since the acquisition date.  After operating the SST business for two quarters, the Company found synergies between SST's RF business and the Company's wireless, microcontroller and analog businesses.  On the memory side, after divesting the low margin business to PCT, the Company had substantially improved the gross margin for the rest of the SuperFlash Memory business.  The Company also determined that running some volume on the memory business is critical to proving out the SuperFlash technology before it can be licensed.  As a result, the Company decided to integrate the SuperFlash Memory and RF businesses of SST into the ongoing businesses of the Company during the second quarter of fiscal 2011.  The operations of these businesses have been included in continuing operations for the period April 8, 2010 through March 31, 2011.

The results of discontinued operations for the year ended March 31, 2011 are as follows (in thousands):

Year Ended March 31, 2011
Net sales	$25,177
Cost of sales	32,627
Operating expenses	3,676
Income tax benefit	(909)
Net loss from discontinued operations	$(10,217)

For the year ended March 31, 2011, the cost of sales related to discontinued operations includes approximately $9.4 million of  inventory write-downs.

During the fourth quarter of fiscal 2011, the Company sold a building in Macao that had been actively marketed for sale for approximately $1.1 million, which approximated its net book value, and no gain or loss was recognized.  This sale is also reflected in discontinued operations.

4.	SPECIAL CHARGES

SST Acquisition

During fiscal 2011, the Company incurred $1.9 million of severance related and office closure costs associated with the acquisition of SST.  See Note 2 for more information related to this acquisition.

Patent Licenses

During the three months ended June 30, 2009, the Company agreed to the terms of a patent license with an unrelated third-party and signed an agreement on July 9, 2009.  The patent license settled alleged infringement claims.  The total payment made to the third-party in July 2009 was $1.4 million, $1.2 million of which was expensed in the first quarter of fiscal 2010 and the remaining $0.2 million was recorded as a prepaid royalty that will be amortized over the remaining life of the patent, which expired in June 2010.

The Company entered into a patent portfolio license effective March 31, 2009 with an unrelated third-party that covers both issued patents and patent applications and settled alleged infringement claims.  The total payment made to the third-party was $8.25 million, $4.0 million of which was expensed in the fourth quarter of fiscal 2009 and the remaining $4.25 million was recorded as a prepaid royalty that will be amortized over the estimated 20-year remaining life of the patents.  The Company entered into another patent portfolio license with the same unrelated third party in March 2011 and $2.75 million was paid covering patent applications.  The $2.75 million was recorded as a prepaid royalty that will be amortized over the life of the patents.

Expenses Associated with the Abandonment of the Atmel Acquisition

On October 2, 2008, the Company and ON Semiconductor Corporation announced that they had sent a proposal to the Board of Directors of Atmel Corporation to acquire Atmel for $5.00 per share in cash or a total of approximately $2.3 billion.  On October 29, 2008, Atmel announced that its Board of Directors had determined that the unsolicited proposal was inadequate.  On December 15, 2008, the Company delivered a written notification to Atmel regarding a proposed alternate slate of directors to be elected at Atmel's 2009 annual meeting.  On February 10, 2009, the Company announced its termination of its consideration of a potential transaction with Atmel in light of the economic uncertainty and the lack of visibility with respect to Atmel's business not allowing the Company to put a value on Atmel.  In the fourth quarter of fiscal 2009, the Company expensed $1.6 million of various costs associated with the terminated proposal.

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

5.	INVESTMENTS

The Company's investments are intended to establish a high-quality portfolio that preserves principal, meets liquidity needs, avoids inappropriate concentrations, and delivers an appropriate yield in relationship to the Company's investment guidelines and market conditions.  The following is a summary of available-for-sale securities at March 31, 2011 (amounts in thousands):

	Available-for-sale Securities
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Government agency bonds	$431,355	$159	$(923)	$430,591
Municipal bonds	11,445	34	(22)	11,457
Auction rate securities	12,475	---	---	12,475
Corporate bonds and debt	519,499	4,116	(589)	523,026
Marketable equity securities	26,173	688	---	26,861
	$1,000,947	$4,997	$(1,534)	$1,004,410

The following is a summary of available-for-sale and trading securities at March 31, 2010 (amounts in thousands):

	Available-for-sale Securities
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Government agency bonds	$389,801	$215	$(622)	$389,394
Municipal bonds	156,415	1,290	---	157,705
Auction rate securities	14,151	---	---	14,151
Marketable equity securities	58,402	---	---	58,402
Corporate bonds	392,108	2,983	(235)	394,856
	$1,010,877	$4,488	$(857)	$1,014,508

	Trading Securities
	Adjusted Cost	Gross Unrealized Gains		Gross Unrealized Losses		Estimated Fair Value
ARS	$23,086	$	---	$	---	$23,086
Put option on ARS	1,814		---		---	1,814
	$24,900	$	---	$	---	$24,900

At March 31, 2011, the Company's available-for-sale debt securities, and marketable equity securities are presented on the condensed consolidated balance sheets as short-term investments of $539.6 million and long-term investments of $464.8 million.  At March 31, 2010, the Company’s available-for-sale debt securities, marketable equity securities and trading securities are presented on the condensed consolidated balance sheets as short-term investments of $722.2 million and long-term investments of $317.2 million.

As of March 31, 2010, the Company had investments in student loan-backed auction rate securities (ARS) with a fair value of $23.1 million.  In November 2008, the Company executed an ARS rights agreement (the Rights) with the broker through which the Company purchased the student-loan ARS that provided (i) the Company with the right to put these ARS back to the broker at par anytime during the period from June 30, 2010 through July 2, 2012, and (ii) the broker with the right to purchase or sell the ARS at par on the Company’s behalf anytime through July 2, 2012.  The Company accounted for the acceptance of the Rights as the receipt of a put option for no consideration and recognized a gain with a corresponding recognition as a long-term investment.  During the period from April 1, 2010 to June 30, 2010, $17.8 million of the student-loan auction rate securities were redeemed by the original issuers.  The Company exercised its Rights to sell the remaining $7.1 million in ARS at par to the broker on June 30, 2010 and received full cash settlement for the transaction on July 1, 2010.

At March 31, 2011, $12.5 million of the fair value of the Company's investment portfolio was invested in ARS.  With the continuing liquidity issues in the global credit and capital markets, the Company's ARS have experienced multiple failed auctions from September 2007 through the date of this report.  While the Company continues to earn interest on these investments based on a pre-determined formula with spreads tied to particular interest rate indices, the estimated market value for these ARS no longer approximates the original purchase value.

The fair value of the failed ARS of $12.5 million has been estimated based on market information and estimates determined by management and could change significantly based on market conditions.  The Company evaluated the impairments in the value of these ARS, determining its intent to sell these securities prior to the recovery of its amortized cost basis resulted in the securities being other-than-temporarily impaired and has recognized impairment charges on these investments of $1.6 million in fiscal 2011 and $4.7 million in fiscal 2010.

The Company believes that, based on its current unrestricted cash, cash equivalents and short-term investment balances, the current lack of liquidity in the credit and capital markets for ARS will not have a material impact on its liquidity, cash flow or ability to fund its operations.

At March 31, 2011, the Company evaluated its investment portfolio and noted unrealized losses of $1.5 million on its debt securities, which were due to fluctuations in interest rates and credit market conditions.  Management does not believe any of the unrealized losses represent other-than-temporary impairment based on its evaluation of available evidence as of March 31, 2011, except for the ARS described above.  The Company's intent is to hold these investments, other than the ARS described above, until these assets are no longer impaired.  For those investments not scheduled to mature until after March 31, 2012, such recovery is not anticipated to occur in the next year and these investments have been classified as long-term investments.

The amortized cost and estimated fair value of the available-for-sale securities at March 31, 2011, by maturity, excluding marketable equity securities of $26.9 million and corporate debt of $3.5 million, which have no contractual maturity, are shown below (amounts in thousands).  Expected maturities can differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties, and the Company views its available-for-sale securities as available for current operations.

	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale
Due in one year or less	$143,447	$903	$(2)	$144,348
Due after one year and through five years	815,352	3,406	(1,532)	817,226
Due after five years and through ten years	---	---	---	---
Due after ten years	12,475	---	---	12,475
	$971,274	$4,309	$(1,534)	$974,049

The following is a summary of available-for-sale securities at March 31, 2010 (amounts in thousands):

	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale
Due in one year or less	$308,020	$1,743	$(19)	$309,744
Due after one year and through five years	688,706	2,745	(838)	690,613
Due after five years and through ten years	---	---	---	---
Due after ten years	14,151	---	---	14,151
	$1,010,877	$4,488	$(857)	$1,014,508

During the year ended March 31, 2011, the Company had an immaterial amount of net realized gains and losses from sales of available-for-sale securities compared to net realized gains on sales of available-for-sale securities of $1.2 million and $0.5 million during the years ended March 31, 2010 and March 31, 2009, respectively.

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

As of March 31, 2011, approximately $16.6 million and $10.3 million of these marketable investments have been included in short-term and long-term available-for-sale investments, respectively, based upon management's intent to hold such securities until recovery.  Cash dividends and other distributions of earnings from the investees, if any, are included in other income at the date of record.  The Company has classified the shares owned in these companies as marketable securities.  As of March 31, 2011, the Company had an unrealized gain in other comprehensive income of $0.7 million on these marketable securities, which the Company has determined to be a temporary impairment.

Non-marketable Equity Investments

The Company has certain investments in privately held companies with a carrying value of $7.7 million at March 31, 2011.  As part of the acquisition of SST, the Company acquired certain investments in privately held companies with an estimated fair value at the date of the acquisition of $18.1 million.  These investments had a carrying value of $5.6 million at March 31, 2011 as a result of sales of investments of $4.4 million and a reclassification to marketable equity investments of $8.1 million.  The investments in privately held companies are accounted for using the cost or the equity method of accounting, as appropriate.  Each period the Company evaluates whether an event or change in circumstances has occurred that may indicate an investment has been impaired.  If upon further investigation of such events the Company determines the investment has suffered a decline in value that is other than temporary, the Company writes down the investment to its estimated fair value.  At March 31, 2011, the Company determined there were no such impairments.  These investments are included in other assets on the Company's consolidated balance sheet.

6.           FAIR VALUE MEASUREMENTS

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

Level 2 – Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3 – Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Assets measured at fair value on a recurring basis at March 31, 2011 are as follows (amounts in thousands):

	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)		Total Balance
Assets
Money market fund deposits	$464,669	$	---	$	---	$464,669
Marketable equity securities	26,861		---		---	26,861
Corporate bonds & debt	---		519,526		3,500	523,026
Government agency bonds	---		430,591		---	430,591
Deposit accounts	---		239,254		---	239,254
Municipal bonds	---		11,457		---	11,457
Auction Rate Securities	---		---		12,475	12,475
Total assets measured at fair value	$491,530		$1,200,828		$15,975	$1,708,333

Assets measured at fair value on a recurring basis at March 31, 2010 are as follows (amounts in thousands):

	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)		Total Balance
Assets
Money market fund deposits	$206,376	$	---	$	---	$206,376
Deposit accounts	---		285,754		---	285,754
Government agency bonds	---		389,394		---	389,394
Municipal bonds	---		157,705		---	157,705
ARS	---		---		37,237	37,237
Put option on ARS	---		---		1,814	1,814
Corporate bonds	---		394,856		---	394,856
Marketable equity securities	58,402		---		---	58,402
Total assets measured at fair value	$264,778		$1,227,709		$39,051	$1,531,538

For Level 3 valuations, the Company estimated the fair value of its ARS based on the following: (i) the underlying structure of each security; (ii) the present value of future principal and interest payments discounted at rates considered to reflect current market conditions; (iii) consideration of the probabilities of default, auction failure, or repurchase at par for each period; and (iv) estimates of the recovery rates in the event of default for each security.  The Company estimated the value of the put option on the ARS by evaluating the estimated cash flows before and after the receipt of the put option, discounted at rates reflecting the likelihood of default and lack of liquidity, or in the case of the payment of the par value to be paid by the broker at exercise of the put option, the counterparty credit risk.  The estimated fair values that are categorized as Level 3 as well as the put options on publicly traded stock could change significantly based on future market conditions. Refer to Note 5 for further discussion of the Company's investments in ARS.

The following tables present a reconciliation for all assets measured at fair value on a recurring basis, excluding accrued interest components, using significant unobservable inputs (Level 3) for the years ended March 31, 2011 and March 31, 2010 (amounts in thousands):

Year Ended March 31, 2011	Auction Rate Securities	Put Option on Auction Rate Securities		Corporate Debt		Total Gains (Losses)
Balance at March 31, 2010	$37,237		$1,814	$	---	$	---
Total gains or losses (realized and unrealized):
Included in earnings	138		(1,814)		---		(1,676)
Purchases, sales, issuances, and settlements, net	(24,900)		---		3,500		---
Balance at March 31, 2011	$12,475	$	---		$3,500		$(1,676)

Year Ended March 31, 2010	Auction Rate Securities	Put Option on Auction Rate Securities	Corporate Debt		Total Gains (Losses)
Balance at March 31, 2009	$46,800	$4,026	$	---	$	---
Total gains or losses (realized and unrealized):
Included in earnings	(2,538)	(2,212)		---		(4,750)
Purchases, sales, issuances, and settlements, net	(7,025)	---		---		---
Balance at March 31, 2010	$37,237	$1,814	$	---		$(4,750)

Assets measured at fair value on a recurring basis are presented/classified on the consolidated balance sheets at March 31, 2011 as follows (amounts in thousands):

	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)		Total Balance
Assets
Cash and cash equivalents	$464,669	$239,254	$	---	$703,923
Short-term investments	16,553	523,019		---	539,572
Long-term investments	10,308	438,555		15,975	464,838
Total assets measured at fair value	$491,530	$1,200,828		$15,975	$1,708,333

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

Financial Assets Not Recorded at Fair Value on a Recurring Basis

The Company's non-marketable equity and cost method investments are not recorded at fair value on a recurring basis.  These investments were recorded at fair-value as of April 8, 2010, the date of the SST acquisition, and are monitored on a quarterly basis for impairment charges.  The investments will only be recorded at fair value when an impairment charge is recognized.  These investments are included in other assets on the condensed consolidated balance sheet.  See further discussion of non-marketable investments in Note 5.

7.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount of cash equivalents approximates fair value because their maturity is less than three months.  The carrying amount of short-term and long-term investments approximates fair value as the securities are marked to market as of each balance sheet date with any unrealized gains and losses reported in stockholders' equity.  The carrying amount of equity and cost-method adjustments approximates fair value at March 31, 2011 due to the short period of time that has elapsed since the recognition of these assets at fair value.  There were no material equity-method or cost-method investments at March 31, 2010.  The carrying amount of accounts receivable, accounts payable and accrued liabilities approximates fair value due to the short-term maturity of the amounts.  The fair value of the Company's junior subordinated convertible debentures was $1.574 billion at March 31, 2011 and $1.146 billion at March 31, 2010 based on the trading price of the bonds.

8.	ACCOUNTS RECEIVABLE

Accounts receivable consists of the following (amounts in thousands):

	March 31,
	2011	2010
Trade accounts receivable	$181,840	$140,340
Other	2,200	575
	184,040	140,915
Less allowance for doubtful accounts	2,838	3,109
	$181,202	$137,806

9.            INVENTORIES

Inventories consist of the following (amounts in thousands):

	March 31,
	2011	2010
Raw materials	$8,174	$4,912
Work in process	141,462	100,607
Finished goods	31,164	11,060
	$180,800	$116,579

10.          PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following (amounts in thousands):

	March 31,
	2011	2010
Land	$46,497	$39,671
Building and building improvements	375,611	349,964
Machinery and equipment	1,306,367	1,190,548
Projects in process	101,202	84,254
	1,829,677	1,664,437
Less accumulated depreciation	1,289,164	1,171,398
	$540,513	$493,039

Depreciation expense attributed to property, plant and equipment was $92.7 million, $86.4 million and $93.3 million for the fiscal years ending March 31, 2011, 2010 and 2009, respectively.

11.           INTANGIBLE ASSETS AND GOODWILL

Intangible assets consist of the following (amounts in thousands):

	March 31, 2011
	Gross Amount	Accumulated Amortization	Net Amount
Developed technology	$83,451	$(27,694)	$55,757
Customer-related	15,600	(1,621)	13,979
Trademarks and trade names	1,730	(250)	1,480
Backlog	2,410	(1,709)	701
In-process technology	4,600	(11)	4,589
Distribution rights	5,236	(4,147)	1,089
Covenants not to compete	400	(66)	334
	$113,427	$(35,498)	$77,929

	March 31, 2010
	Gross Amount	Accumulated Amortization	Net Amount
Developed technology	$48,609	$(17,967)	$30,642
Customer-related	400	(12)	388
In-process technology	2,900	---	2,900
Distribution rights	5,236	(3,639)	1,597
	$57,145	$(21,618)	$35,527

The Company amortizes intangible assets over their expected useful lives, which range between 1 and 10 years.  In fiscal 2011, the Company acquired $34.8 million of developed technology which has a weighted average amortization period of 10 years, $15.2 million of customer-related intangible assets which has a weighted average amortization period of nine years, $1.7 million of trademarks and trade names with an amortization period of five years, $2.4 million of intangible assets related to backlog with an amortization period of one year, $1.7 million of in-process technology which will begin amortization once the technology reaches technological feasibility, and $0.4 million of intangible assets related to covenants not to compete with an amortization period of three years.  The following is an expected amortization schedule for the intangible assets for fiscal year 2012 through fiscal year 2016, absent any future acquisitions or impairment charges (amounts in thousands):

Year ending March 31,	Projected Amortization Expense
2012	$12,811
2013	13,304
2014	12,281
2015	12,201
2016	10,284

Amortization expense attributed to intangible assets was $13.9 million, $3.7 million and $2.7 million for fiscal years 2011, 2010 and 2009, respectively.  In fiscal year 2011, approximately $7.8 million was charged to cost of sales and approximately $6.1 million was charged to operating expenses.  In fiscal year 2010, approximately $1.9 million was charged to cost of sales and approximately $1.8 million was charged to operating expenses.  In fiscal 2009, approximately $0.8 million was charged to cost of sales and $1.9 million was charged to operating expenses.  The Company found no indication of impairment of its intangible assets in fiscal years 2011, 2010 or 2009.

Goodwill activity for fiscal years 2011 and 2010 was as follows (amounts in thousands):

	Semiconductor Products Reporting Unit	Technology Licensing Reporting Unit
Balance at March 31, 2009	$36,165	$	---
Additions due to acquisitions	4,173		---
Balance at March 31, 2010	40,338		---
Additions due to the acquisition of SST	5,761		19,200
Additions due to contingent consideration payments to previous owners of R&E International	9,747		---
Additions due to other acquisitions	972		---
Balance at March 31, 2011	$56,818		$19,200

The Company has completed the process of allocating goodwill to its reporting units as it relates to the acquisition of SST.  As a result, approximately $19.2 has been allocated to the technology licensing reporting unit and approximately $5.8 million has been allocated to the semiconductor products reporting unit.

In the year ended March 31, 2011, the Company made contingent consideration payments to the previous owners of R&E International in the amount of $12.1 million.  The Company acquired R&E International on March 31, 2009.  The contingent consideration payment resulted in the de-recognition of negative goodwill in the amount of approximately $2.4 million recorded on the acquisition date and the recognition of approximately $9.7 million of goodwill which was allocated to the semiconductor products reporting unit.

At March 31, 2011, $56.8 million of goodwill was recorded in the Company's semiconductor products reporting unit and $19.2 million was recorded in the Company's technology licensing reporting unit.  After completing the annual impairment analyses during the fourth quarter of fiscal 2011, fiscal 2010 and fiscal 2009, the Company concluded that goodwill was not impaired in any year.  Through March 31, 2011, the Company has never recorded an impairment charge against its goodwill balance.

12.           ACCRUED LIABILITIES

Accrued liabilities consist of the following (amounts in thousands):

	March 31,
	2011	2010
Bankruptcy reorganization liability	$19,385	$	---
Other accrued expenses	112,454		60,211
	$131,839		$60,211

The bankruptcy reorganization liability was incurred as part of an acquisition completed in fiscal 2011, as further discussed in Note 2.

13.           INCOME TAXES

The Company is subject to income taxes in the U.S. and numerous foreign jurisdictions.  The Company files U.S. federal, U.S. state, and foreign income tax returns.  For U.S. federal, and in general for U.S. state tax returns, the 2009 through fiscal 2011 tax years remain open for examination by tax authorities.  For foreign tax returns, the Company is generally no longer subject to income tax examinations for years prior to fiscal 2004.

Significant judgment is required in evaluating the Company's uncertain tax positions and determining its provision for income taxes.  Although the Company believes that it has appropriately reserved for its uncertain tax positions, no assurance can be given that the final tax outcome of these matters will not be different than expectations.  The Company will adjust these reserves in light of changing facts and circumstances, such as the closing of a tax audit, the refinement of an estimate, the closing of a statutory audit period or changes in applicable tax law.  To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will impact the provision for income taxes in the period in which such determination is made.  The provision for income taxes includes the impact of reserve provisions and changes to the reserves that are considered appropriate, as well as related net interest.

The Company recognizes liabilities for anticipated tax audit issues in the U.S. and other domestic and international tax jurisdictions based on its estimate of whether, and the extent to which, additional tax payments are more likely than not.  The Company believes it maintains appropriate reserves to offset potential income tax liabilities that may arise upon final resolution of matters for open tax years.  The U.S. Internal Revenue Service (IRS) is currently auditing the Company's fiscal years 2009 and 2010.  Fiscal 2011 is currently open for examination by the IRS.  The Company believes that it has appropriate support for the income tax positions taken and to be taken on its tax returns and that its accruals for tax liabilities are appropriate for all open years based on an assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter.  If such accrued amounts ultimately prove to be unnecessary, the resulting reversal of such reserves would result in tax benefits being recorded in the period the reserves are no longer deemed necessary.  If such assessments ultimately prove to be greater than anticipated, a future charge to expense would be recorded in the period in which the assessment is determined.  Timing of the resolution and/or closure on audits is highly uncertain; however, the Company does not believe that it is reasonably possible that the unrecognized tax benefits could significantly change within the next 12 months as the result of a tax examination closure.

The following table summarizes the activity related to the Company's gross unrecognized tax benefits from April 1, 2008 to March 31, 2011 (amounts in thousands):

	Year Ended March 31,
	2011	2010	2009
Beginning balance	$57,140	$70,051	$112,311
Increases related to acquisitions	26,843	---	---
Decreases related to prior year tax positions	(48,428)	(25,492)	(49,967)
Increases related to current year tax positions	9,977	11,332	7,584
Increases related to prior year tax positions	379	1,249	123
Ending balance	$45,911	$57,140	$70,051

As of March 31, 2011, the Company had accrued approximately $0.5 million related to the potential payment of interest on the Company's uncertain tax positions.  Interest was included in the provision for income taxes.  The Company has accrued for approximately $1.0 million in penalties related to its uncertain tax positions related to its international locations.

The income tax (benefit) provision from continuing operations consists of the following (amounts in thousands):

	Year Ended March 31,
	2011	2010	2009
Current (benefit) expense:
Federal	$294	$(4,358)	$(38,836)
State	21	(436)	(3,888)
Foreign	22,877	6,981	8,689
Total current	$23,192	2,187	(34,035)

Deferred expense (benefit):
Federal	$11,035	16,663	19,476
State	788	1,668	1,950
Foreign	(3,484)	290	(899)
Total deferred	8,340	18,621	20,527
	$31,531	$20,808	$(13,508)

The tax benefit associated with the Company's equity incentive plans reduced taxes currently payable by $7.5 million, $3.7 million and $7.6 million for the years ended March 31, 2011, 2010 and 2009, respectively.  These amounts were credited to additional paid-in capital in each of the three fiscal years.

The provision for income taxes differs from the amount computed by applying the statutory federal tax rate to income before income taxes.  The sources and tax effects of the differences in the total income tax (benefit) provision from continuing operations are as follows (amounts in thousands):

	Year Ended March 31,
	2011	2010	2009
Computed expected income tax provision	$161,244	$83,235	$81,228
State income taxes, net of federal benefits	1,746	915	1,295
Research and development tax credits	(3,691)	(1,500)	(2,732)
Foreign income taxed at lower than the federal rate	(103,373)	(53,390)	(43,452)
Tax benefit from audit settlements net of restructuring taxes	(24,395)	(8,452)	(16,880)
Release of tax reserves	---	---	(32,967)
	$31,531	$20,808	$(13,508)

Pretax income from foreign continuing operations was $390.9 million, $201.2 million and $195.1 million for the years ended March 31, 2011, 2010 and 2009, respectively.  Unremitted foreign earnings that are considered to be permanently invested outside the U.S., and on which no deferred taxes have been provided, amounted to approximately $1,539.8 million at March 31, 2011.  The Company has the ability and intent to indefinitely reinvest the foreign earnings.  Should the Company elect in the future to repatriate a portion of the foreign earnings so invested, the Company would incur income tax expense on such repatriation, net of any available deductions and foreign tax credits.  This would result in additional income tax expense beyond the computed effective tax rate in such periods.

During the year ended March 31, 2011, the Company settled an IRS examination of fiscal years 2006, 2007 and 2008.  In addition, the Company benefited from the expiration of the statute of limitations related to previously accrued tax reserves and incurred a tax charge related to corporate restructuring.  The tax benefit associated with these items was a decrease in the effective tax rate from continuing operations of 5.3%.

In December 2010, the U.S. Congress retroactively reinstated the research and development tax credit from January 1, 2010.  As a result, the Company recognized a one-time tax benefit of $1.5 million in the quarter ended December 31, 2010.

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

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows (amounts in thousands):

	March 31,
	2011	2010
Deferred tax assets:
Deferred intercompany profit	$11,031	$7,711
Deferred income on shipments to distributors	33,304	24,531
Inventory valuation	5,740	842
Net operating loss carryforward	2,051	4,995
Share-based compensation	25,195	30,316
Income tax credits	50,795	45,171
Accrued expenses and other	11,052	9,512
Gross deferred tax assets	139,168	123,078
Valuation allowances	(50,346)	(45,268)
Net deferred tax assets	88,822	77,810
Deferred tax liabilities:
Income tax credits	17,852	---
Net operating loss carryforward	833	---
Property, plant and equipment, principally due to differences in depreciation	(5,036)	(3,861)
Junior convertible debentures	(407,477)	(372,252)
Other	(5,699)	(600)
Gross deferred tax liability	(399,527)	(376,713)
Net deferred tax liability	$(310,705)	$(298,903)

The Company had state and foreign net operating loss carryforwards with an estimated tax effect of $2.9 million available at March 31, 2011.  The state net operating loss carryforwards expire at various times between 2014 and 2024.  The Company believes that it is more likely than not that the benefit from certain state net operating loss carryforwards will not be realized.  In recognition of this risk, at March 31, 2011, the Company has provided a valuation allowance of $2.1 million.  The Company also has state tax credits with an estimated tax effect of $44.8 million available at March 31, 2011.  These state tax credits expire at various times between 2011 and 2026.  The Company believes that it is more likely than not that the benefit from these state tax credits will not be realized, and therefore has provided a valuation allowance against the full amount.  The Company has U.S foreign tax credits with an estimated tax effect of $3.7 million that expire at various times between 2013 and 2016.  The Company believes it is more likely than not that the benefit from these credits will not be fully realized and has provided a valuation allowance of $3.5 million.  At March 31, 2011, the Company had alternative minimum tax net operating loss carryforwards of $4.0 million that expire between 2024 and 2026.

The Company's Thailand manufacturing operations currently benefit from numerous tax holidays granted to the Company based on its investment in property, plant and equipment in Thailand.  The Company's tax holiday periods in Thailand expire at various times in the future, however, the Company actively seeks to acquire new tax holidays.  The Company does not expect the future expiration of any of its tax holiday periods in Thailand to have a material impact on its effective tax rate.  The aggregate dollar benefits derived from these tax holidays approximated $20.9 million, $17.3 million and $6.4 million for the years ended March 31, 2011, 2010 and 2009, respectively.  The benefit the tax holiday had on diluted net income per share approximated $0.10 in the year ended March 31, 2011 and $0.09 for the year ended March 31, 2010 and $0.03 for the year ended March 31, 2009.

14.           2.125% JUNIOR SUBORDINATED CONVERTIBLE DEBENTURES

The Company's $1.15 billion principal amount of 2.125% junior subordinated convertible debentures due December 15, 2037, are subordinated in right of payment to any future senior debt of the Company and are effectively subordinated in right of payment to the liabilities of the Company's subsidiaries.  The debentures are convertible, subject to certain conditions, into shares of the Company's common stock at an initial conversion rate of 29.2783 shares of common stock per $1,000 principal amount of debentures, representing an initial conversion price of approximately $34.16 per share of common stock.  As of March 31, 2011, none of the conditions allowing holders of the debentures to convert had been met.  As a result of cash dividends paid since the issuance of the debentures, the conversion rate has been adjusted to 34.4383 shares of common stock per $1,000 of principal amount of debentures, representing a conversion price of approximately $29.04 per share of common stock.

As the debentures can be settled in cash upon conversion, for accounting purposes, the debentures were bifurcated into a liability component and an equity component, which are initially recorded at fair value.  The carrying value of the equity component at March 31, 2011 and at March 31, 2010 was $822.4 million.  The estimated fair value of the liability component of the debentures at the issuance date was $327.6 million, resulting in a debt discount of $822.4 million.  The unamortized debt discount was $801.9 million at March 31, 2011 and $808.7 million at March 31, 2010.  The carrying value of the debentures was $347.3 million at March 31, 2011 and $340.7 million at March 31, 2010.  The remaining period over which the unamortized debt discount will be recognized as non-cash interest expense is 26.75 years.  In the year ended March 31, 2011, the Company recognized $6.8 million in non-cash interest expense related to the amortization of the debt discount.  In the year ended March 31, 2010, the Company recognized $6.3 million in non-cash interest expense related to the amortization of the debt discount.  In the year ended March 31, 2009, the Company recognized $5.2 million in non-cash interest expense related to the amortization of the debt discount.  The Company recognized $24.4 million of interest expense related to the 2.125% coupon on the debentures in each of fiscal 2011, fiscal 2010 and fiscal 2009.

The debentures also include certain embedded features related to the contingent interest payments, the Company making specific types of distributions (e.g., extraordinary dividends), the redemption feature in the event of changes in tax law, and penalty interest in the event of a failure to maintain an effective registration statement. These features qualify as derivatives and are bundled as a compound embedded derivative that is measured at fair value.  The fair value of the derivative as of March 31, 2011 was $0.4 million, compared to the value at March 31, 2010 of $0.7 million, resulting in a reduction of interest expense in fiscal 2011 of $0.2 million.  The balance of the debentures on the Company's condensed consolidated balance sheet at March 31, 2011 of $347.3 million includes the fair value of the embedded derivative.

15.	CONTINGENCIES

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

The Company's technology license agreements generally include an indemnification clause that indemnifies the licensee against liability and damages (including legal defense costs) arising from any claims of patent, copyright, trademark or trade secret infringement by the Company's proprietary technology.  The terms of these guarantees approximate the terms of the technology license agreements, which typically range from five to ten years.  The Company's current license agreements expire from 2011 through 2030.  The possible amount of future payments the Company could be required to make based on agreements that specify indemnification limits, if such indemnifications were required on all of these agreements, is approximately $88 million.  There are some licensing agreements in place that do not specify indemnification limits.  The Company had not recorded any liabilities related to these indemnification obligations as of March 31, 2011.

Contingent liabilities in the amount of $13.0 million were recorded in connection with the SST acquisition as an adverse outcome was determined to be probable and estimable.  At March 31, 2011, there were no material changes to the amount recognized at the acquisition date for these contingencies.

16.	STOCKHOLDERS' EQUITY

Stock Repurchase Activity. On December 11, 2007, the Company announced that its Board of Directors had authorized the repurchase of up to 10.0 million shares of its common stock in the open market or in privately negotiated transactions.  As of March 31, 2011, the Company had repurchased 7.5 million shares under this authorization for $234.7 million.  There is no expiration date associated with this program.

The Company's Board of Directors authorized the repurchase of 21.5 million shares of its common stock concurrent with the junior subordinated convertible debenture transaction for $638.6 million and no further shares are available to be repurchased under this authorization.

During the years ended March 31, 2011 and 2010, the Company did not purchase any of its shares of common stock.  During the year ended March 31, 2009, the Company purchased 4.0 million shares of its common stock for $123.9 million.

As of March 31, 2011, approximately 29.2 million shares remained as treasury shares with the balance of the shares being used to fund share issuance requirements under the Company's equity incentive plans.

17.	EMPLOYEE BENEFIT PLANS

The Company maintains a contributory profit-sharing plan for its domestic employees meeting certain eligibility and service requirements.  The plan qualifies under Section 401(k) of the Internal Revenue Code of 1986, as amended, and allows employees to contribute up to 60% of their base salary, subject to maximum annual limitations prescribed by the IRS.  Through December 31, 2008, the Company made matching contributions of up to 25% of the first 4% of the participant's eligible compensation and could award up to an additional 25% under the discretionary match.  The Company eliminated the mandatory matching contribution as of January 1, 2009.  All matches are provided on a quarterly basis and require the participant to be an active employee at the end of each quarter.  For the fiscal year ended March 31, 2009, the Company contributions to the plan totaled $1.4 million.  Due to expense reduction actions taken in response to adverse economic conditions, the Company did not contribute to the plan for the fiscal year ended March 31, 2010. For the fiscal year ended March 31, 2011, the Company contributions to the plan totaled $2.3 million.

The Company's 2001 Employee Stock Purchase Plan (the 2001 Purchase Plan) became effective on March 1, 2002.  The Board of Directors approved the 2001 Purchase Plan in May 2001 and the stockholders approved it in August 2001.  Under the 2001 Purchase Plan, eligible employees of the Company may purchase shares of common stock at semi-annual intervals through periodic payroll deductions.  The purchase price in general will be 85% of the lower of the fair market value of the common stock on the first day of the participant's entry date into the offering period or 85% of the fair market value on the semi-annual purchase date.  Depending upon a participant's entry date into the 2001 Purchase Plan, purchase periods under the 2001 Purchase Plan consist of overlapping periods of either 24, 18, 12 or 6 months in duration.  In May 2003 and August 2003, the Company's Board and stockholders, respectively, each approved an annual automatic increase in the number of shares reserved under the 2001 Purchase Plan.  The automatic increase took effect on January 1, 2005, and on each January 1 thereafter during the term of the plan, and is equal to the lesser of (i) 1,500,000 shares, (ii) one half of one percent (0.5%) of the then outstanding shares of the Company's common stock, or (iii) such lesser amount as is approved by the Company's Board of Directors.  On January 1, 2011, an additional 941,530 shares were reserved under the 2001 Purchase Plan based on the automatic increase.  On January 1, 2010, an additional 921,171 shares were reserved under the 2001 Purchase Plan based on the automatic increase.  On January 1, 2009, an additional 910,229 shares were reserved under the 2001 Purchase Plan based on the automatic increase.  Since the inception of the 2001 Purchase Plan, 10,317,592 shares of common stock have been reserved for issuance and 4,106,979 shares have been issued under this purchase plan.

During fiscal 1995, a purchase plan was adopted for employees in non-U.S. locations.  Such plan provided for the purchase price per share to be 100% of the lower of the fair market value of the common stock at the beginning or end of the semi-annual purchase plan period.  Effective May 1, 2006, the Company's Board approved a purchase price per share equal to 85% of the lower of the fair market value of the common stock at the beginning or end of the semi-annual purchase plan period.  Since the inception of this purchase plan, 1,308,231 shares of common stock have been reserved for issuance and 534,644 shares have been issued under this purchase plan.

Effective January 1, 1997, the Company adopted a non-qualified deferred compensation arrangement.  This plan is unfunded and is maintained primarily for the purpose of providing deferred compensation for a select group of highly compensated employees as defined in ERISA Sections 201, 301 and 401.  There are no Company matching contributions made under this plan.

The Company has management incentive compensation plans which provide for bonus payments, based on a percentage of base salary, from an incentive pool created from operating profits of the Company, at the discretion of the Board of Directors.  During the years ended March 31, 2011, 2010 and 2009, $28.3 million, $16.5 million and $3.0 million were charged against operations for these plans, respectively.

The Company also has a plan that, at the discretion of the Board of Directors, provides a cash bonus to all employees of the Company based on the operating profits of the Company.  During the years ended March 31, 2011, 2010 and 2009, $16.0 million, $4.3 million and $2.9 million, respectively, were charged against operations for this plan.

18.	EQUITY INCENTIVE PLANS

The Company's 2004 Equity Incentive Plan, as amended and restated (the 2004 Plan), is shareholder approved and permits the grant of stock options and restricted stock units (RSUs) to employees, non-employee members of the Board of Directors and consultants.  At March 31, 2011, 6.7 million shares remained available for future grant under the 2004 Plan.  Stock options and RSUs are designed to reward employees for their long-term contributions to the Company and to provide incentive for them to remain employed with the Company.  The Company believes that such awards better align the interests of its employees with those of its shareholders.

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

Under the plans, 106,215,611 shares of common stock have been reserved for issuance since the inception of the plans.

Share-Based Compensation Expense

The following table presents details of share-based compensation expense (amounts in thousands):

	Year Ended March 31,
	2011	2010	2009
Cost of sales (1)	$6,825	$7,054	$5,845
Research and development	12,874	12,194	10,866
Selling, general and administrative	17,113	17,530	15,770
Pre-tax effect of share-based compensation	36,812	36,778	32,481
Income tax benefit	(4,493)	(4,563)	(5,277)
Net income effect of share-based compensation	$32,319	$32,215	$27,204

(1) During the year ended March 31, 2011, $7.1 million was capitalized to inventory, and $6.8 million of capitalized inventory was sold.  During the year ended March 31, 2010, $7.0 million was capitalized to inventory and $7.1 million of capitalized inventory was sold.  During the year ended March 31, 2009, $6.7 million was capitalized to inventory and $5.8 million of capitalized inventory was sold.

The amount of unearned share-based compensation currently estimated to be expensed in fiscal 2012 through fiscal 2015 related to unvested share-based payment awards at March 31, 2011 is $62.2 million.  The weighted average period over which the unearned share-based compensation is expected to be recognized is approximately 2.20 years.

Combined Incentive Plan Information

RSU share activity under the 2004 Plan is set forth below:

Number of Shares
Nonvested shares at March 31, 2008	2,464,565
Granted	1,876,738
Forfeited/expired	(293,573)
Vested	(445,958)
Nonvested shares at March 31, 2009	3,601,772
Granted	1,846,241
Forfeited/expired	(120,198)
Vested	(689,867)
Nonvested shares at March 31, 2010	4,637,948
Granted	1,766,257
Forfeited/expired	(171,967)
Vested	(990,932)
Nonvested shares at March 31, 2011	5,241,306

The total intrinsic value of RSUs which vested during the years ended March 31, 2011, 2010 and 2009 was $32.6 million, $17.5 million and $12.4 million, respectively.  The aggregate intrinsic value of RSUs outstanding at March 31, 2011 was $199.2 million calculated based on the closing price of the Company's common stock of $38.01 on March 31, 2011.

The weighted average fair values per share of the RSUs awarded are calculated based on the fair market value of the Company's common stock on the respective grant dates discounted for the Company's expected dividend yield.  The weighted average fair values per share of RSUs awarded in the years ended March 31, 2011, 2010 and 2009 was $26.05, $20.75 and $22.11, respectively.  At March 31, 2011, the weighted average remaining expense recognition period was 2.25 years.

Option activity under the Company's stock incentive plans in the three years ended March 31, 2011 is set forth below:

	Number of Shares	Weighted Average Exercise Price per Share
Outstanding at March 31, 2008	11,732,385	23.14
Granted	24,000	33.90
Exercised	(1,573,183)	16.33
Canceled	(101,669)	26.27
Outstanding at March 31, 2009	10,081,533	24.20
Granted	12,000	27.03
Exercised	(1,492,866)	22.03
Canceled	(140,888)	27.79
Outstanding at March 31, 2010	8,459,779	24.52
Granted	---	---
Exercised	(2,885,365)	23.09
Canceled	(77,490)	29.39
Outstanding at March 31, 2011	5,496,924	25.21

The total intrinsic value of options exercised during the years ended March 31, 2011, 2010 and 2009 was $29.8 million, $7.6 million and $22.3 million, respectively.  This intrinsic value represents the difference between the fair market value of the Company's common stock on the date of exercise and the exercise price of each equity award.

The aggregate intrinsic value of options outstanding and options exercisable at March 31, 2011was $70.4 million.  The aggregate intrinsic value was calculated based on the closing price of the Company's common stock of $38.01 per share on March 31, 2011.

At March 31, 2011 and 2010, the number of option shares exercisable was 5,491,363 and 8,433,445, respectively, and the weighted average exercise price per share of these options was $25.20 and $24.49, respectively.

The weighted average fair values per share of stock options granted in the years ended March 31, 2010, and 2009 was $5.90 and $10.39, respectively.  There were no stock options granted in the year ended March 31, 2011.  The fair values per share of stock options granted were estimated utilizing the following assumptions:

	Year Ended March 31,
	2010	2009
Expected term (in years)	6.50	6.50
Volatility	36%	43%
Risk-free interest rate	2.57%	3.14%
Dividend yield	5.00%	4.00%

19.	LEASE COMMITMENTS

The Company leases office space, transportation and other equipment under operating leases which expire at various dates through March 31, 2018.  The future minimum lease commitments under these operating leases at March 31, 2011 were as follows (amounts in thousands):

Year Ending March 31,	Amount
2012	$ 8,785
2013	7,074
2014	4,704
2015	3,353
2016	2,954
Thereafter	3,986
Total minimum payments	$30,856

Rental expense under operating leases totaled $9.8 million, $8.2 million and $7.9 million for fiscal years 2011, 2010 and 2009, respectively.

20.	GEOGRAPHIC AND SEGMENT INFORMATION

In connection with the acquisition of SST, the Company re-evaluated its segment reporting, based on the nature of the products and services provided to customers, and the information provided to the Company's chief operating decision maker.  Based on that evaluation, the Company determined its reporting segments include semiconductor products and technology licensing.  The technology licensing segment is a result of the acquisition of SST, and thus for fiscal years ended March 31, 2010 and 2009, net sales and gross profit are solely attributable to the semiconductor product segment.  The Company does not allocate operating expenses, interest income, interest expense, other income or expense, or provision for or benefit from income taxes to these segments for internal reporting purposes, as the Company does not believe that allocating these expenses is beneficial in evaluating segment performance.  Additionally, the Company does not allocate assets to segments for internal reporting purposes as it does not manage its segments by such metrics.

The following table represents revenues and gross profit for each segment (in thousands):

	Year Ended March 31, 2011
	Net Sales	Gross Profit
Semiconductor products	$1,415,137	$806,398
Technology licensing	72,068	68,038
	$1,487,205	$874,436

The Company sells its products to distributors and original equipment manufacturers (OEMs) in a broad range of market segments, performs on-going credit evaluations of its customers and, as deemed necessary, may require collateral, primarily letters of credit.  The Company's operations outside the U.S. consist of product assembly and final test facilities in Thailand, and sales and support centers and design centers in certain foreign countries.  Domestic operations are responsible for the design, development and wafer fabrication of products, as well as the coordination of production planning and shipping to meet worldwide customer commitments.  The Thailand assembly and test facility is reimbursed in relation to value added with respect to assembly and test operations and other functions performed, and certain foreign sales offices receive compensation for sales within their territory.  Accordingly, for financial statement purposes, it is not meaningful to segregate sales or operating profits for the assembly and test and foreign sales office operations.  Identifiable long-lived assets (consisting of property, plant and equipment) by geographic area are as follows (amounts in thousands):

	March 31,
	2011	2010
United States	$330,046	$332,920
Thailand	193,729	147,732
Various other countries	16,738	12,387
Total long-lived assets	$540,513	$493,039

Sales to unaffiliated customers located outside the U.S., primarily in Asia and Europe, aggregated approximately 80%, 77% and 75% of consolidated net sales for the years ended March 31, 2011, 2010 and 2009, respectively.  Sales to customers in Europe represented 23%, 25% and 29% of consolidated net sales for the years ended March 31, 2011, 2010 and 2009, respectively.  Sales to customers in Asia represented 57%, 51% and 46% of consolidated net sales for each of the years ended March 31, 2011, 2010 and 2009, respectively.  Sales into China, including Hong Kong, represented 25%, 25% and 23% of consolidated net sales for the years ended March 31, 2011, 2010 and 2009, respectively.  Sales into Taiwan represented 13% of consolidated net sales for the year ended March 31, 2011, and 10% of consolidated net sales for the year ended March 31, 2010.  Sales into any other individual foreign country did not exceed 10% of the Company's net sales for any of the years presented.

The Company's largest distributor accounted for approximately 10% of its net sales in fiscal 2011, approximately 12% of its net sales in fiscal 2010, and approximately 14% of its net sales in fiscal 2009.

21.	DERIVATIVE INSTRUMENTS

The Company has international operations and is thus subject to foreign currency rate fluctuations.  To help manage the risk of changes in foreign currency rates, the Company periodically enters into derivative contracts comprised of  foreign currency forward contracts to hedge its asset and liability foreign currency exposure and a portion of its foreign currency operating expenses.  Approximately 99% of the Company's sales are U.S. Dollar denominated.  To date, the exposure related to foreign exchange rate volatility has not been material to the Company's operating results.  As of March 31, 2011 and 2010, the Company had no foreign currency derivatives outstanding.  The Company recognized an immaterial amount of realized gains and losses on foreign currency derivatives in the years ended March 31, 2011, 2010 and 2009.

22.	NET INCOME PER COMMON SHARE

The following table sets forth the computation of basic and diluted net income per share from continuing operations (in thousands, except per share amounts):

	Year Ended March 31,
	2011	2010	2009

Net income from continuing operations	$429,167	$217,005	$245,587
Weighted average common shares outstanding	187,066	183,642	183,158
Dilutive effect of stock options and RSUs	4,463	3,697	3,336
Dilutive effect of convertible debt	3,186	---	294
Weighted average common and potential common shares outstanding	194,715	187,339	186,788
Basic net income per common share – continuing operations	$2.29	$1.18	$1.34
Diluted net income per common share – continuing operations	$2.20	$1.16	$1.31

Weighted average common shares exclude the effect of antidilutive options.  For the year ended March 31, 2011, the number of option shares that were antidilutive were 132,084.  For the year ended March 31, 2010, the number of option shares that were antidilutive were 4,109,841.  For the year ended March 31, 2009, the number of option shares that were antidilutive were 3,685,806.

Diluted net income per common share for the year ended March 31, 2011 and March 31, 2009 included 3,185,591 shares and 294,445 shares, respectively, issuable upon the exchange of the debentures (see Note 14).  There were no shares issuable upon the exchange of the debentures for the year ended March 31, 2010.  The debentures impact diluted net income per common share when the average price of the Company's common stock exceeds the conversion price because the principal amount of the debentures will be settled in cash upon conversion.  Prior to conversion, the Company will include, in the diluted net income per common share calculation, the effect of the additional shares that may be issued when the Company's common stock price exceeds the conversion price, using the treasury stock method.  The weighted average conversion price per share used in calculating the dilutive effect of the convertible debt for the year ended March 31, 2011 was $29.61.

Diluted net loss per common share for discontinued operations the year ended March 31, 2011 was $(0.05).

23.	QUARTERLY RESULTS (UNAUDITED)

The following table presents the Company's selected unaudited quarterly operating results for the eight quarters ended March 31, 2011.  The Company believes that all adjustments of a normal recurring nature have been made to present fairly the related quarterly results (in thousands, except per share amounts):

Fiscal 2011	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Net sales	$357,125	$382,271	$367,824	$379,985	$1,487,205
Gross profit	207,443	225,005	216,397	225,591	874,436
Operating income	109,226	123,143	117,453	124,361	474,183
Net income from continuing operations	91,877	104,748	101,930	130,612	429,167
Net loss from discontinued operations	(2,311)	(1,668)	(1,154)	(5,084)	(10,217)
Net income	89,566	103,080	100,776	125,528	418,950
Diluted net income per common share – continuing operations	0.48	0.55	0.52	0.65	2.20
Diluted net loss per common share – discontinued operations	(0.01)	(0.01)	(0.01)	(0.03)	(0.05)
Diluted net income per common share	0.47	0.54	0.51	0.62	2.15

Fiscal 2010	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Net sales	$192,949	$226,661	$250,099	$278,020	$947,729
Gross profit	96,435	123,340	145,996	168,471	534,242
Operating income	31,178	52,726	72,568	88,487	244,959
Net income	27,368	44,485	69,403	75,749	217,005
Diluted net income per common share	0.15	0.24	0.37	0.40	1.16

Refer to Note 4, Special Charges, for an explanation of the special charges in fiscal 2011 and fiscal 2010.

In the Company's quarterly report for the first quarter of fiscal 2011, the quarterly operating results were presented with certain businesses acquired in the SST acquisition presented as discontinued operations.  As discussed in Note 3, the Company subsequently decided to integrate these businesses.  Accordingly, the businesses have been presented as continuing operations for the year ended March 31, 2011.  The adjustments to the quarterly operating results originally presented are as follows (in thousands, except per share amounts):

Fiscal 2011	Fiscal 2011 First Quarter Originally Reported	Adjustments	Fiscal 2011 First Quarter Revised
Net sales	$320,801	$36,324	$357,125
Gross profit	199,443	8,000	207,443
Operating income	106,632	2,594	109,226
Net income from continuing operations	89,615	2,262	91,877
Net loss from discontinued operations	(49)	(2,262)	(2,311)
Net income	89,566	---	89,566
Diluted net income per common share – continuing operations	0.47	0.01	0.48
Diluted net loss per common share – discontinued operations	---	(0.01)	(0.01)
Diluted net income per common share	0.47	---	0.47

24.	SUPPLEMENTAL FINANCIAL INFORMATION

Cash paid for income taxes amounted to $17.0 million, $9.8 million and $8.8 million during the years ended March 31, 2011, 2010 and 2009, respectively.  Cash paid for interest on borrowings amounted to $24.4 million in each of fiscal 2011, 2010 and 2009.

A summary of additions and deductions related to the allowance for doubtful accounts for the years ended March 31, 2011, 2010 and 2009 follows (amounts in thousands):

	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions (1)	Balance at End of Year
Allowance for doubtful accounts:
2011	$3,109	$31	$(302)	$2,838
2010	3,176	90	(157)	3,109
2009	3,152	132	(108)	3,176

(1) Deductions represent uncollectible accounts written off, net of recoveries.

25.           DIVIDENDS

On October 28, 2002, the Company announced that its Board of Directors had approved and instituted a quarterly cash dividend on its common stock.  The initial quarterly dividend of $0.02 per share was paid on December 6, 2003 in the amount of $4.1 million.  The Company has continued to pay quarterly dividends and has increased the amount of such dividends on a regular basis.  Cash dividends paid per share amounted to $1.374, $1.359 and $1.346 during the years ended March 31, 2011, 2010 and 2009, respectively.  Total dividend payments amounted to $256.8 million, $249.6 million and $246.7 million during the years ended March 31, 2011, 2010 and 2009, respectively.