Form 10-K/A
period 2011-03-31
MICROCHIP TECHNOLOGY INC
filed 2011-06-21
CIK 827054

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K/A
Amendment No. 1

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

EXPLANATORY NOTE

This Form 10-K/A is being filed for the sole purpose of correcting typographical errors in the table on page 24 with respect to the dividends per common share paid in certain periods of fiscal 2011.  None of the other information herein has been changed or updated since the filing of our Form 10-K on May 31, 2011.

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

Fiscal 2011	Dividends per Common Share	Aggregate Amount of Dividend Payment	Fiscal 2010	Dividends per Common Share	Aggregate Amount of Dividend Payment
First Quarter	$0.342	$63,452	First Quarter	$0.339	$61,991
Second Quarter	0.343	63,908	Second Quarter	0.339	62,083
Third Quarter	0.344	64,496	Third Quarter	0.340	62,520
Third Quarter*	0.345	64,952	Fourth Quarter	0.341	62,963
Fourth Quarter	None	None

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

MICROCHIP TECHNOLOGY INCORPORATED
(Registrant)

Date: June 20, 2011	By: /s/ Steve Sanghi
Steve Sanghi
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name and Signature	Title	Date

/s/ Steve Sanghi	Director, President and Chief Executive Officer	June 20, 2011
Steve Sanghi

*	Director	June 20, 2011
Albert J. Hugo-Martinez

*	Director	June 20, 2011
L.B. Day

*	Director	June 20, 2011
Matthew W. Chapman

*	Director	June 20, 2011
Wade F. Meyercord

Vice President and Chief Financial Officer
/s/ J. Eric Bjornholt		June 20, 2011
J. Eric Bjornholt	(Principal Financial and Accounting Officer)

* By: /s/ Steve Sanghi		June 20, 2011
Steve Sanghi, attorney in fact

EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith

2.1	Purchase and Sale Agreement, dated as of July 18, 2002 between Registrant and Fujitsu Microelectronics, Inc.	8-K	000-21184	2.1	7/18/02
2.2	Agreement and Plan of Merger dated as of February 2, 2010 by and among Microchip Technology Incorporated, Sun Acquisition Corporation and Silicon Storage Technology, Inc.	10-Q	000-21184	2.1	2/9/10
2.3	Amendment No. 1 to Agreement and Plan of Merger by and among Microchip Technology Incorporated, Sun Acquisition Corporation and Silicon Storage Technology, Inc.	8-K	000-21184	2.1	2/23/09
2.4	Amendment No. 2 to Agreement and Plan of Merger by and among Microchip Technology Incorporated, Sun Acquisition Corporation and Silicon Storage Technology, Inc.	8-K	000-21184	2.1	3/8/10
3.1	Restated Certificate of Incorporation of Registrant	10-Q	000-21184	3.1	11/12/02
3.2	Amended and Restated By-Laws of Registrant, as amended through January 29, 2007	10-Q	000-21184	3.1	2/6/07
4.3	Indenture, dated as of December 7, 2007, by and between Wells Fargo Bank, National Association, as Trustee, and Microchip Technology Incorporated	8-K	000-21184	4.1	12/7/07
4.4	Registration Rights Agreement, dated as of December 7, 2007, by and between J.P. Morgan Securities Inc. and Microchip Technology Incorporated	8-K	000-21184	4.2	12/7/07
10.1	Form of Indemnification Agreement between Registrant and its directors and certain of its officers	S-1	33-57960	10.1	2/5/93
10.2	*2004 Equity Incentive Plan as amended and restated by the Board on May 5, 2010	8-K	000-21184	10.1	8/19/09
10.3	*Form of Notice of Grant for 2004 Equity Incentive Plan (including Exhibit A Stock Option Agreement)	S-8	333-119939	4.5	10/25/04
10.4	Form of Notice of Grant (Foreign) for 2004 Equity Incentive Plan (including Exhibit A Stock Option Agreement (Foreign))	10-K	000-21184	10.4	5/23/05
10.5	*Form of Notice of Grant of Restricted Stock Units for 2004 Equity Incentive Plan (including Exhibit A Restricted Stock Units Agreement)	10-K	000-21184	10.6	5/31/06
10.6	*Restricted Stock Units Agreement (Domestic) for 2004 Equity Incentive Plan	10-Q	000-21184	10.3	11/7/07
10.7	Restricted Stock Units Agreement (Foreign) for 2004 Equity Incentive Plan	10-Q	000-21184	10.4	11/7/08
10.8	*Form of Global RSU Agreement for 2004 Equity Incentive Plan (including Notice of Grant of Restricted Stock Units)	8-K	000-21184	10.1	9/27/10

EXHIBITS (cont'd.)

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith

10.9	*1993 Stock Option Plan, as Amended through August 16, 2002	10-Q	000-21184	10.1	11/12/02
10.10	*Form of Notice of Grant For 1993 Stock Option Plan, with Exhibit A thereto, Form of Stock Option Agreement; and Exhibit B thereto, Form of Stock Purchase Agreement	S-8	333-872	10.6	1/23/96
10.11	*Microchip Technology Incorporated 2001 Employee Stock Purchase Plan as amended through August 15, 2003 (including Enrollment Form, Stock Purchase Agreement, and Change Form)	S-8	333-140773	4.4	2/16/07
10.12	*1997 Nonstatutory Stock Option Plan, as Amended Through March 3, 2003	10-K	000-21184	10.13	6/5/03
10.13	*Form of Notice of Grant For 1997 Nonstatutory Stock Option Plan, with Exhibit A thereto, Form of Stock Option Agreement	10-K	000-21184	10.17	5/27/98
10.14	Microchip Technology Incorporated International Employee Stock Purchase Plan, as amended through May 1, 2006	S-8	333-140773	4.1	2/16/07
10.15	Microchip Technology Incorporated International Stock Purchase Agreement (including attached Form of Enrollment Form)	S-8	333-140773	4.2	2/16/07
10.16	Form of Change Form for Microchip Technology Incorporated International Employee Stock Purchase Plan	S-8	333-140773	4.3	2/16/07
10.17	*Executive Management Incentive Compensation Plan	10-Q	000-21184	10.4	2/6/07
10.18	*Discretionary Executive Management Incentive Compensation Plan	10-Q	000-21184	10.5	2/6/07
10.19	*Management Incentive Compensation Plan amended by Board of Directors May 10, 2011	10-K	000-21184	10.19	5/31/11
10.20	PowerSmart, Inc. 1998 Stock Incentive Plan, Including Forms of Incentive Stock Option Agreement and Nonqualified Stock Option Agreement	S-8	333-96791	4.1	7/19/02
10.21	*Microchip Technology Incorporated Supplemental Retirement Plan	S-8	333-101696	4.1.1	12/6/02
10.22	*Adoption Agreement to the Microchip Technology Incorporated Supplemental Retirement Plan dated January 1, 1997	S-8	333-101696	4.1.3	12/6/02
10.23	*Amendment dated December 9, 1999 to the Adoption Agreement to the Microchip Technology Incorporated Supplemental Retirement Plan	S-8	333-101696	4.1.4	12/6/02

EXHIBITS (cont'd.)

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith

10.25	*February 3, 2003 Amendment to the Adoption Agreement to the Microchip Technology Incorporated Supplemental Retirement Plan	10-K	000-21184	10.28	6/5/03
10.26	*Amendments to Supplemental Retirement Plan	10-Q	000-21184	10.1	2/9/06
10.27	*Change of Control Severance Agreement	8-K	000-21184	10.1	12/18/08
10.28	*Change of Control Severance Agreement	8-K	000-21184	10.2	12/18/08
10.29	Development Agreement dated as of August 29, 1997 by and between Registrant and the City of Chandler, Arizona	10-Q	000-21184	10.1	2/13/98
10.30	Addendum to Development Agreement by and between Registrant and the City of Tempe, Arizona, dated May 11, 2000	10-K	000-21184	10.14	5/15/01
10.31	Development Agreement dated as of July 17, 1997 by and between Registrant and the City of Tempe, Arizona	10-Q	000-21184	10.2	2/13/98
10.32	Amended Strategic Investment Program Contract dated as of June 8, 2009 between, Multnomah County, Oregon, City of Gresham, Oregon and Microchip Technology Incorporated	8-K	000-21184	10.1	6/11/09
21.1	Subsidiaries of Registrant	10-K	000-21184	21.1	5/31/11
23.1	Consent of Independent Registered Public Accounting Firm	10-K	000-21184	23.1	5/31/11
24.1	Power of Attorney re: Microchip Technology Incorporated, the Registrant					X
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (the Exchange Act)					X
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (the Exchange Act)					X
32	Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

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