Form 10-Q
period 2011-06-30
MICROCHIP TECHNOLOGY INC
filed 2011-08-09
CIK 827054

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011.
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  (Check One
Yes    ☐ No   ☒
Shares Outstanding of Registrant's Common Stock

Class	Outstanding at July 29, 2011
Common Stock, $0.001 par value	190,598,936 shares

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES

Item1.	Financial Statements

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(unaudited)

ASSETS
	June 30, 2011	March 31, 2011
Cash and cash equivalents	$651,383	$703,924
Short-term investments	866,369	539,572
Accounts receivable, net	196,254	181,202
Inventories	202,455	180,800
Prepaid expenses	22,486	22,234
Deferred tax assets	87,473	88,822
Other current assets	69,267	58,429
Total current assets	2,095,687	1,774,983
Property, plant and equipment, net	545,703	540,513
Long-term investments	199,550	464,838
Goodwill	76,028	76,018
Intangible assets, net	75,583	77,929
Other assets	36,748	33,777
Total assets	$3,029,299	$2,968,058
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$67,528	$68,433
Accrued liabilities	114,957	131,839
Deferred income on shipments to distributors	145,598	140,044
Total current liabilities	328,083	340,316
Junior convertible debentures	349,109	347,334
Long-term income tax payable	61,742	58,125
Deferred tax liability	401,126	399,527
Other long-term liabilities	10,017	10,318
Stockholders' equity:
Preferred stock, $0.001 par value; authorized 5,000,000 shares; no shares issued or outstanding	—	—
Common stock, $0.001 par value; authorized 450,000,000 shares; 218,789,994 shares issued and 190,561,504 shares outstanding at June 30, 2011; 218,789,994 shares issued and 189,541,707 shares outstanding at March 31, 2011	191	190
Additional paid-in capital	1,269,303	1,268,128
Retained earnings	1,462,231	1,428,838
Accumulated other comprehensive income	5,284	3,357
Common stock held in treasury: 28,228,490 shares at June 30, 2011; 29,248,287 shares at March 31, 2011	(857,787)	(888,075)
Total stockholders' equity	1,879,222	1,812,438
Total liabilities and stockholders' equity	$3,029,299	$2,968,058

See accompanying notes to condensed consolidated financial statements

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	June 30,
	2011	2010
Net sales	$374,507	$357,125
Cost of sales (1)	154,759	149,682
Gross profit	219,748	207,443
Operating expenses:
Research and development (1)	45,298	40,530
Selling, general and administrative (1)	57,590	57,212
Special charges	—	475
	102,888	98,217
Operating income	116,860	109,226
Losses on equity method investments	(61)	(52)
Other income (expense):
Interest income	4,006	4,346
Interest expense	(8,015)	(7,739)
Other, net	1,036	(501)
Income from continuing operations before income taxes	113,826	105,280
Income tax provision	14,533	13,403
Net income from continuing operations	99,293	91,877
Discontinued operations:
Loss from discontinued operations before income taxes	—	(2,299)
Income tax provision	—	12
Net loss from discontinued operations	—	(2,311)
Net income	$99,293	$89,566
Basic net income per common share – continuing operations	$0.52	$0.50
Basic net loss per common share – discontinued operations	—	(0.02)
Basic net income per common share	$0.52	$0.48
Diluted net income per common share – continuing operations	$0.49	$0.48
Diluted net loss per common share – discontinued operations	—	(0.01)
Diluted net income per common share	$0.49	$0.47
Dividends declared per common share	$0.346	$0.342
Basic common shares outstanding	190,112	185,540
Diluted common shares outstanding	204,567	190,072
(1) Includes share-based compensation expense as follows:
Cost of sales	$1,399	$1,965
Research and development	3,413	3,167
Selling, general and administrative	4,212	4,319

See accompanying notes to condensed consolidated financial statements

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three months ended
	June 30,
	2011	2010
Cash flows from operating activities:
Net income	$99,293	$89,566
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25,351	25,439
Deferred income taxes	6,728	9,073
Share-based compensation expense related to equity incentive plans	9,024	9,451
Excess tax benefit from share-based compensation	(385)	—
Convertible debt derivatives - revaluation and amortization	(30)	(99)
Amortization of convertible debenture issuance costs	55	55
Amortization of debt discount on convertible debentures	1,805	1,650
Losses on equity method investments	61	52
Gain on sale of assets	—	(88)
Unrealized impairment loss on available-for-sale investments	945	453
Changes in operating assets and liabilities:
Increase in accounts receivable	(15,052)	(9,248)
Increase in inventories	(21,384)	(4,319)
Increase in deferred income on shipments to distributors	5,554	6,807
(Decrease) increase in accounts payable and accrued liabilities	(17,787)	1,484
Change in other assets and liabilities	(10,873)	3,042
Net cash provided by operating activities	83,305	133,318
Cash flows from investing activities:
Purchases of available-for-sale investments	(324,893)	(243,209)
Sales and maturities of available-for-sale investments	264,485	325,900
Purchase of Silicon Storage Technology, Inc., net of cash received	—	(112,707)
Investment in other assets	(976)	(142)
Proceeds from sale of assets	—	18,430
Capital expenditures	(27,219)	(34,103)
Net cash used in investing activities	(88,603)	(45,831)
Cash flows from financing activities:
Payment of cash dividend	(65,900)	(63,453)
Proceeds from sale of common stock	18,272	7,310
Excess tax benefit from share-based compensation	385	—
Net cash used in financing activities	(47,243)	(56,143)
Net (decrease) increase in cash and cash equivalents	(52,541)	31,344
Cash and cash equivalents at beginning of period	703,924	492,130
Cash and cash equivalents at end of period	$651,383	$523,474

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC).  The information furnished herein reflects all adjustments which are, in the opinion of management, of a normal recurring nature and necessary for a fair statement of the results for the interim periods reported. Certain information and footnote disclosures normally included in audited consolidated financial statements have been condensed or omitted pursuant to such SEC rules and regulations.  It is suggested that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2011.  The results of operations for the three months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2012 or for any other period.

(2)	Recently Issued Accounting Pronouncements

In the first quarter of fiscal 2012, the Company adopted new standards for revenue recognition with multiple deliverables. These new standards change the determination of whether the individual deliverables included in a multiple-element arrangement may be treated as separate units for accounting purposes. Additionally, these new standards modify the method in which revenue is allocated to the separately identified deliverables. The adoption of these new standards did not have a significant impact on the Company's condensed consolidated financial statements.

In the first quarter of fiscal 2012, the Company adopted new standards that remove certain tangible products and associated software from the scope of the software revenue recognition guidance. The adoption of these new standards did not have a significant impact on the Company's condensed consolidated financial statements.

In the first quarter of fiscal 2012, the Company adopted new standards for the application of the milestone method of revenue recognition for certain research and development arrangements entered into by its technology licensing segment. Under this standard, the Company will recognize arrangement consideration received for achieving specified performance measures during the period in which the milestones are achieved, provided certain criteria are met for the milestones to be considered substantive. This standard was adopted prospectively, and its adoption is not expected to have a significant impact on the Company's condensed consolidated financial statements.

(3)    Discontinued Operations and Assets Held for Sale

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

The results of discontinued operations for the three months ended June 30, 2010 are as follows (in thousands):

Three months ended
June 30, 2010
Net sales	$16,525
Cost of sales	(15,321)
Operating expenses	(3,503)
Income tax provision	(12)
Net loss from discontinued operations	$(2,311)

(4)    Special Charges

During the three months ended June 30, 2010, the Company incurred $0.5 million of severance-related costs associated with the acquisition of SST, all of which were paid during the quarter.  There were no such charges in the three months ended June 30, 2011.

(5)    Segment Information

The Company's reporting segments include semiconductor products and technology licensing.  The Company does not allocate operating expenses, interest income, interest expense, other income or expense, or provision for or benefit from income taxes to these segments for internal reporting purposes, as the Company does not believe that allocating these expenses is beneficial in evaluating segment performance.  Additionally, the Company does not allocate assets to segments for internal reporting purposes as it does not manage its segments by such metrics.

The following table represents revenues and gross profit for each segment (in thousands):

	Three Months Ended		Three Months Ended
	June 30, 2011		June 30, 2010
	Net Sales	Gross Profit	Net Sales	Gross Profit
Semiconductor products	$353,860	$200,065	$341,768	$193,104
Technology licensing	20,647	19,683	15,357	14,339
	$374,507	$219,748	$357,125	$207,443

(6)    Investments

The Company's investments are intended to establish a high-quality portfolio that preserves principal, meets liquidity needs, avoids inappropriate concentrations, and delivers an appropriate yield in relationship to the Company's investment guidelines and market conditions.  The following is a summary of available-for-sale and marketable equity securities at June 30, 2011 (amounts in thousands):

	Available-for-sale Securities
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Government agency bonds	$384,241	$639	$(136)	$384,744
Municipal bonds	10,445	117	(2)	10,560
Auction rate securities	12,088	—	—	12,088
Corporate bonds and debt	638,961	4,918	(313)	643,566
Marketable equity securities	14,675	286	—	14,961
	$1,060,410	$5,960	$(451)	$1,065,919

 The following is a summary of available-for-sale and marketable equity securities at March 31, 2011 (amounts in thousands):

	Available-for-sale Securities
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Government agency bonds	$431,355	$159	$(923)	$430,591
Municipal bonds	11,445	34	(22)	11,457
Auction rate securities	12,475	—	—	12,475
Corporate bonds and debt	519,499	4,116	(589)	523,026
Marketable equity securities	26,173	688	—	26,861
	$1,000,947	$4,997	$(1,534)	$1,004,410

At June 30, 2011, the Company's available-for-sale debt securities, and marketable equity securities are presented on the condensed consolidated balance sheets as short-term investments of $866.4 million and long-term investments of $199.6 million.  At March 31, 2011, the Company’s available-for-sale debt securities and marketable equity securities are presented on the condensed consolidated balance sheets as short-term investments of $539.6 million and long-term investments of $464.8 million.

At June 30, 2011, $12.1 million of the fair value of the Company's investment portfolio was invested in auction rate securities (ARS).  With the continuing liquidity issues in the global credit and capital markets, the Company's ARS have experienced multiple failed auctions from September 2007 through the date of this report.  While the Company continues to earn interest on these investments based on a pre-determined formula with spreads tied to particular interest rate indices, the estimated market value for these ARS no longer approximates the original purchase value.

The fair value of the failed ARS of $12.1 million has been estimated based on market information and estimates determined by management and could change significantly based on market conditions.  The Company evaluated the impairments in the value of these ARS, determining its intent to sell these securities prior to the recovery of its amortized cost basis resulted in the securities being other-than-temporarily impaired and recognized impairment charges on these investments of $0.4 million in the three months ended June 30, 2011 and $0.5 million in the three months ended June 30, 2010.

The Company believes that, based on its current unrestricted cash, cash equivalents and short-term investment balances, the current lack of liquidity in the credit and capital markets for ARS will not have a material impact on its liquidity, cash flow or ability to fund its operations.

At June 30, 2011, the Company evaluated its investment portfolio and noted unrealized losses of $0.5 million on its debt securities, which were due to fluctuations in interest rates and credit market conditions.  Management does not believe any of the unrealized losses represent other-than-temporary impairment based on its evaluation of available evidence as of June 30, 2011, except for the ARS described above.  The Company's intent is to hold these investments until these assets are no longer impaired.  For those investments not scheduled to mature until after June 30, 2012, such recovery is not anticipated to occur in the next year and these investments have been classified as long-term investments.

The amortized cost and estimated fair value of the available-for-sale securities at June 30, 2011, by maturity, excluding marketable equity securities of $15.0 million and corporate debt of $3.5 million, which have no contractual maturity, are shown below (amounts in thousands).  Expected maturities can differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties, and the Company views its available-for-sale securities as available for current operations.

	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale
Due in one year or less	$145,157	$875	$(4)	$146,028
Due after one year and through five years	884,990	4,800	(448)	889,342
Due after five years and through ten years	—	—	—	—
Due after ten years	12,088	—	—	12,088
	$1,042,235	$5,675	$(452)	$1,047,458

      The Company had a realized gain of $1.0 million from sales of available-for-sale marketable equity securities during the three months ended June 30, 2011. During the three months ended June 30, 2010, the Company had net realized losses of $0.2 million from sales of available-for-sale securities.

Marketable Equity Investments

The Company had investments in public companies with a fair value of $15.0 million as of June 30, 2011. As of June 30, 2011, approximately $9.4 million of these investments and $5.6 million of these investments have been included in short-term and long-term available-for-sale investments, respectively. Cash dividends and other distributions of earnings from the investees, if any, are included in other income at the date of record.  The Company has classified the shares owned in these companies as marketable securities.  As of June 30, 2011, the Company had an unrealized gain in other comprehensive income of $0.3 million on these marketable securities. During the three months ended June 30, 2011, the Company recorded an impairment charge of $0.6 million on certain shares that it held due to the current market price of the shares.

Non-marketable Equity Investments

The Company has certain investments in privately held companies with a carrying value of $7.7 million at June 30, 2011.  The investments in privately held companies are accounted for using the cost or the equity method of accounting, as appropriate.  Each period the Company evaluates whether an event or change in circumstances has occurred that may indicate an investment has been impaired.  If upon further investigation of such events the Company determines the investment has suffered a decline in value that is other than temporary, the Company writes down the investment to its estimated fair value.  At June 30, 2011, the Company determined there were no such impairments.  These investments are included in other assets on the condensed consolidated balance sheet.

(7)    Fair Value Measurements

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

Level 1-Observable inputs such as quoted prices in active markets;

Level 2-	Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3-	Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Marketable Debt Instruments

Marketable debt instruments include instruments such as corporate bonds and debt, government agency bonds, bank deposits, municipal bonds, and money market fund deposits. When the Company uses observable market prices for identical securities that are traded in less active markets, the Company classifies its marketable debt instruments as Level 2. When observable market prices for identical securities are not available, the Company prices its marketable debt instruments using non-binding market consensus prices that are corroborated with observable market data; quoted market prices for similar instruments; or pricing models, such as a discounted cash flow model, with all significant inputs derived from or corroborated with observable market data. Non-binding market consensus prices are based on the proprietary valuation models of pricing providers or brokers. These valuation models incorporate a number of inputs, including non-binding and binding broker quotes; observable market prices for identical or similar securities; and the internal assumptions of pricing providers or brokers that use observable market inputs and, to a lesser degree, unobservable market inputs. The Company corroborates non-binding market consensus prices with observable market data using statistical models when observable market data exists. The discounted cash flow model uses observable market inputs, such as LIBOR-based yield curves, currency spot and forward rates, and credit ratings.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Assets measured at fair value on a recurring basis at June 30, 2011 are as follows (amounts in thousands):

	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Assets
Money market fund deposits	$397,892	$—	$—	$397,892
Marketable equity securities	14,961	—	—	14,961
Corporate bonds & debt	—	640,066	3,500	643,566
Government agency bonds	—	384,744	—	384,744
Deposit accounts	—	253,491	—	253,491
Municipal bonds	—	10,560	—	10,560
Auction Rate Securities	—	—	12,088	12,088
Total assets measured at fair value	$412,853	$1,288,861	$15,588	$1,717,302

Assets measured at fair value on a recurring basis at March 31, 2011 are as follows (amounts in thousands):

	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Assets
Money market fund deposits	$464,669	$—	$—	$464,669
Marketable equity securities	26,861	—	—	26,861
Corporate bonds & debt	—	519,526	3,500	523,026
Government agency bonds	—	430,591	—	430,591
Deposit accounts	—	239,255	—	239,255
Municipal bonds	—	11,457	—	11,457
Auction Rate Securities	—	—	12,475	12,475
Total assets measured at fair value	$491,530	$1,200,829	$15,975	$1,708,334

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

The following tables present a reconciliation for all assets measured at fair value on a recurring basis, excluding accrued interest components, using significant unobservable inputs (Level 3) for the three months ended June 30, 2011, and the three months ended June 30, 2010 (amounts in thousands):

Three months ended June 30, 2011	Auction Rate Securities	Corporate Debt	Total Gains (Losses)
Balance at March 31, 2011	$12,475	$3,500	$—
Total gains or losses (realized and unrealized):			—
Included in earnings	(387)	—	(387)
Included in other comprehensive income (loss)	—	—	—
Purchases, sales, issuances, and settlements, net	—	—	—
Transfer into Level 3	—	—	—
Transfer out of Level 3	—	—	—
Balance at June 30, 2011	$12,088	$3,500	$(387)

Three months ended June 30, 2010	Auction Rate Securities	Put Option on Auction Rate Securities	Corporate Debt	Total Gains (Losses)
Balance at March 31, 2010	$37,237	$1,814	$—	$—
Total gains or losses (realized and unrealized):
Included in earnings	909	(1,361)	—	(452)
Included in other comprehensive income (loss)	—	—	—	—
Purchases, sales, issuances, and settlements, net	(17,750)	—	3,500	—
Transfer into Level 3	—	—	—	—
Transfer out of Level 3	—	—	—	—
Balance at June 30, 2010	$20,396	$453	$3,500	$(452)

Assets measured at fair value on a recurring basis are presented/classified on the condensed consolidated balance sheets at June 30, 2011 as follows (amounts in thousands):

	Quoted Prices in Active Marketsfor Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Assets
Cash and cash equivalents	$397,892	$253,491	$—	$651,383
Short-term investments	9,405	856,964	—	866,369
Long-term investments	5,556	178,406	15,588	199,550
Total assets measured at fair value	$412,853	$1,288,861	$15,588	$1,717,302

Assets and liabilities measured at fair value on a recurring basis are presented/classified in the consolidated balance sheets at March 31, 2011 as follows (amounts in thousands):

	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Assets
Cash and cash equivalents	$464,669	$239,255	$—	$703,924
Short-term investments	16,553	523,019	—	539,572
Long-term investments	10,308	438,555	15,975	464,838
Total assets measured at fair value	$491,530	$1,200,829	$15,975	$1,708,334

Financial Assets Not Recorded at Fair Value on a Recurring Basis

The Company's non-marketable equity and cost method investments are not recorded at fair value on a recurring basis.  These investments were recorded at fair-value as of April 8, 2010, the date of the SST acquisition, and are monitored on a quarterly basis for impairment charges.  The investments will only be recorded at fair value when an impairment charge is recognized.  These investments are included in other assets on the condensed consolidated balance sheet.  No non-recurring fair value measurements were recorded during the period. See further discussion of non-marketable investments in Note 6.

(8)    Fair Value of Financial Instruments

The carrying amount of cash equivalents approximates fair value because their maturity is less than three months.  The carrying amount of short-term and long-term investments approximates fair value as the securities are marked to market as of each balance sheet date with any unrealized gains and losses reported in stockholders' equity.  The carrying amount of equity and cost-method investments approximates fair value at June 30, 2011 due to the short period of time that has elapsed since the recognition of these assets at fair value.  The carrying amount of accounts receivable, accounts payable and accrued liabilities approximates fair value due to the short-term maturity of the amounts.  The fair value of the Company's junior subordinated convertible debentures was $1.572 billion at June 30, 2011 and $1.574 billion at March 31, 2011 based on the trading price of the bonds.

(9)    Accounts Receivable

Accounts receivable consists of the following (amounts in thousands):

	June 30, 2011	March 31, 2011
Trade accounts receivable	$197,445	$181,840
Other	1,602	2,200
	199,047	184,040
Less allowance for doubtful accounts	2,793	2,838
	$196,254	$181,202

(10)    Inventories

The components of inventories consist of the following (amounts in thousands):

	June 30, 2011	March 31, 2011
Raw materials	$9,568	$8,174
Work in process	160,429	141,462
Finished Goods	32,458	31,164
	$202,455	$180,800

Inventory impairment charges establish a new cost basis for inventory and charges are not subsequently reversed to income even if circumstances later suggest that increased carrying amounts are recoverable.

(11)    Property, Plant and Equipment

Property, plant and equipment consists of the following (amounts in thousands):

	June 30, 2011	March 31, 2011
Land	$46,529	$46,497
Building and building improvements	379,424	375,611
Machinery and equipment	1,335,398	1,306,367
Projects in process	92,198	101,202
	1,853,549	1,829,677
Less accumulated depreciation and amortization	1,307,846	1,289,164
	$545,703	$540,513

Depreciation expense attributed to property, plant and equipment was $22.0 million for the three months ended June 30, 2011 and $22.5 million for the three months ended June 30, 2010.

(12)    Accrued Liabilities
Accrued liabilities consist of the following (amounts in thousands):

	June 30, 2011	March 31, 2011
Bankruptcy reorganization liability	$19,385	$19,385
Other accrued expenses	95,572	112,454
	$114,957	$131,839

The bankruptcy reorganization liability was incurred as part of an acquisition completed in fiscal 2011.

(13)    Income Taxes

The provision for income taxes reflects tax on foreign earnings and federal and state tax on U.S. earnings.  The Company had an effective tax rate of 12.8% for the three-month period ended June 30, 2011 and an effective tax rate from continuing operations of 12.7% for the three-month period ended June 30, 2010.  The Company's effective tax rate is lower than statutory rates in the U.S. due primarily to its mix of earnings in foreign jurisdictions with lower tax rates.

At March 31, 2011, the Company had $58.1 million of unrecognized tax benefits.  Unrecognized tax benefits increased by $3.6 million in the three months ended June 30, 2011 compared to March 31, 2011 primarily as a result of the ongoing accrual for uncertain tax positions and the accrual of deficiency interest on these positions.

The Company files U.S. federal, U.S. state, and foreign income tax returns.  For U.S. federal, and in general for U.S. state tax returns, the fiscal 2009 through fiscal 2011 tax years remain open for examination by tax authorities.  The I.R.S. is currently auditing the Company's fiscal years ended March 31, 2009 and 2010.  For foreign tax returns, the Company is generally no longer subject to income tax examinations for years prior to fiscal 2004.

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

(14)    2.125% Junior Subordinated Convertible Debentures

The Company's $1.15 billion principal amount of 2.125% junior subordinated convertible debentures due December 15, 2037, are subordinated in right of payment to any future senior debt of the Company and are effectively subordinated in right of payment to the liabilities of the Company's subsidiaries.  The debentures are convertible, subject to certain conditions, into shares of the Company's common stock at an initial conversion rate of 29.2783 shares of common stock per $1,000 principal amount of debentures, representing an initial conversion price of approximately $34.16 per share of common stock.  As of June 30, 2011, none of the conditions allowing holders of the debentures to convert had been met.  As a result of cash dividends paid since the issuance of the debentures, the conversion rate has been adjusted to 34.7365 shares of common stock per $1,000 of principal amount of debentures, representing a conversion price of approximately $28.79 per share of common stock.

As the debentures can be settled in cash upon conversion, for accounting purposes, the debentures were bifurcated into a liability component and an equity component, which are both initially recorded at fair value.  The carrying value of the equity component at June 30, 2011 and at March 31, 2011 was $822.4 million.  The estimated fair value of the liability component of the debentures at the issuance date was $327.6 million, resulting in a debt discount of $822.4 million which was further discounted due to embedded features as described below.  The unamortized debt discount was $800.1 million at June 30, 2011 and $801.9 million at March 31, 2011.  The carrying value of the debentures was $349.1 million at June 30, 2011 and $347.3 million at March 31, 2011.  The remaining period over which the unamortized debt discount will be recognized as non-cash interest expense is 26.5 years.  In the three months ended June 30, 2011, the Company recognized $1.8 million in non-cash interest expense related to the amortization of the debt discount.  In the three months ended June 30, 2010, the Company recognized $1.7 million in non-cash interest expense related to the amortization of the debt discount.  The Company recognized $6.1 million of interest expense related to the 2.125% coupon on the debentures in each of the three months ended June 30, 2011 and June 30, 2010.

The debentures also include certain embedded features related to the contingent interest payments, the Company making specific types of distributions (e.g., extraordinary dividends), the redemption feature in the event of changes in tax law, and penalty interest in the event of a failure to maintain an effective registration statement.  These features qualify as derivatives and are bundled as a compound embedded derivative that is measured at fair value.  The fair value of the derivative as of June 30, 2011 was $0.39 million, compared to the value at March 31, 2011 of $0.43 million, resulting in an immaterial reduction in interest expense in the three months ended June 30, 2011.  The fair value of the derivative as of June 30, 2010 was $0.6 million, compared to the value at March 31, 2010 of $0.7 million, resulting in a reduction in interest expense in the three months ended June 30, 2010 of $0.1 million.  The balance of the debentures on the Company's condensed consolidated balance sheet at June 30, 2011 of $349.1 million includes the fair value of the embedded derivative.

(15)    Contingencies

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

The Company's technology license agreements generally include an indemnification clause that indemnifies the licensee against liability and damages (including legal defense costs) arising from any claims of patent, copyright, trademark or trade secret infringement by the Company's proprietary technology.  The terms of these indemnification provisions approximate the terms of the technology license agreements, which typically range from five to ten years.  The Company's current license agreements expire from 2011 through 2030.  The possible amount of future payments the Company could be required to make based on agreements that specify indemnification limits, if such indemnifications were required on all of these agreements, is approximately $94 million. There are some licensing agreements in place that do not specify indemnification limits.  The Company had not recorded any liabilities related to these indemnification obligations as of June 30, 2011.

Contingent liabilities in the amount of $13.0 million were recorded in connection with the SST acquisition as an adverse outcome was determined to be probable and estimable.  At June 30, 2011, there were no material changes to the amount recognized at the acquisition date for these contingencies.

(16)    Derivative Instruments

The Company has international operations and is thus subject to foreign currency rate fluctuations.  To manage the risk of changes in foreign currency rates, the Company periodically enters into derivative contracts comprised of foreign currency forward contracts to hedge its asset and liability foreign currency exposure and a portion of its foreign currency operating expenses.  Approximately 99% of the Company's sales are U.S. Dollar denominated.  To date, the exposure related to foreign exchange rate volatility has not been material to the Company's operating results.  As of June 30, 2011 and March 31, 2011, the Company had no foreign currency derivatives outstanding.  The Company recognized an immaterial amount of net realized losses on foreign currency derivatives in the three-month period ended June 30, 2011.

(17)    Comprehensive Income

Comprehensive income consists of net income offset by net unrealized gains and losses on available-for-sale investments.  The components of other comprehensive income and related tax effects were as follows (amounts in thousands):

	Three Months Ended
	June 30,
	2011	2010
Change in unrealized gains and losses on investments, net of tax effect of $119 and $(4,517), respectively.	$1,927	$(7,285)

Comprehensive income was $101.2 million for the three-month period ended June 30, 2011, and $82.3 million for the three-month period ended June 30, 2010.

(18)    Equity Incentive Plans

Share-Based Compensation Expense

The following table presents the details of the Company's share-based compensation expense (amounts in thousands):

	Three Months Ended
	June 30,
	2011		2010
Cost of sales	$1,399	(1)	$1,965	(1)
Research and development	3,413		3,167
Selling, general and administrative	4,212		4,319
Pre-tax effect of share-based compensation	9,024		9,451
Income tax benefit	1,168		1,162
Net income effect of share-based compensation	$7,856		$8,289

(1) During the three months ended June 30, 2011, $1.7 million of share-based compensation expense was capitalized to inventory and $1.4 million of previously capitalized share-based compensation expenses in inventory was sold.  During the three months ended June 30, 2010, $2.0 million of share-based compensation expense was capitalized to inventory and $2.0 million of previously capitalized share-based compensation expense in inventory was sold.

The amount of unearned share-based compensation currently estimated to be expensed in the remainder of fiscal 2012 through fiscal 2016 related to unvested share-based payment awards at June 30, 2011 is $65.5 million.  The weighted average period over which the unearned share-based compensation is expected to be recognized is approximately 2.19 years.

Combined Incentive Plan Information

The total intrinsic value of restricted stock units (RSUs) which vested during the three months ended June 30, 2011 was $10.7 million.  The aggregate intrinsic value of RSUs outstanding at June 30, 2011 was $203.5 million, calculated based on the closing price of the Company's common stock of $37.91 per share on June 30, 2011.  At June 30, 2011, the weighted average remaining expense recognition period was 2.22 years.

The weighted average fair value per share of the RSUs awarded is calculated based on the fair market value of the Company's common stock on the respective grant dates discounted for the Company's expected dividend yield.  The weighted average fair value per share of RSUs awarded in the three-month periods ended June 30, 2011 and 2010 was $32.95 and $23.54, respectively.

The total intrinsic value of options exercised during the three months ended June 30, 2011 was $12.1 million.  This intrinsic value represents the difference between the fair market value of the Company's common stock on the date of exercise and the exercise price of each equity award.

The aggregate intrinsic value of options outstanding and options exercisable at June 30, 2011 was $59.9 million.  The aggregate intrinsic values were calculated based on the closing price of the Company's common stock of $37.91 per share on June 30, 2011.

As of June 30, 2011 and 2010, the number of option shares exercisable was 4,696,218 and 8,016,577, respectively, and the weighted average exercise price per share was $25.16 and $24.58, respectively.

There were no stock options granted in either of the three-month periods ended June 30, 2011 and 2010.

(19)    Net Income Per Common Share

The following table sets forth the computation of basic and diluted net income per common share from continuing operations (in thousands, except per share amounts):

	Three Months Ended
	June 30,
	2011	2010
Net income from continuing operations	$99,293	91,877
Weighted average common shares outstanding	190,112	185,540
Dilutive effect of stock options and RSUs	4,558	4,532
Dilutive effect of convertible debt	9,897	—
Weighted average common and potential common shares outstanding	204,567	190,072
Basic net income per common share – continuing operations	$0.52	$0.50
Diluted net income per common share – continuing operations	$0.49	$0.48

Diluted net income per common share for continuing operations for the three-month period ended June 30, 2011 includes 9,896,555 shares issuable upon the exchange of the debentures (see Note 14).  Diluted net income per common share for continuing operations for the three-month period ended June 30, 2010 does not include any incremental shares issuable upon the exchange of the debentures.  The debentures have no impact on diluted net income per common share unless the average price of the Company's common stock exceeds the conversion price because the principal amount of the debentures will be settled in cash upon conversion.  Prior to conversion, the Company will include, in the diluted net income per common share calculation, the effect of the additional shares that may be issued when the Company's common stock price exceeds the conversion price using the treasury stock method.  The weighted average conversion price per share used in calculating the dilutive effect of the convertible debt for the three months ended June 30, 2011 was $28.92.

Diluted net loss per common share for discontinued operations for the three-month period ended June 30, 2010 was $(0.01). There was no diluted net income or loss per common share for the three-month period ended June 30, 2011.

Weighted average common shares exclude the effect of anti-dilution option shares.  For the three-month period ended June 30, 2011, there were no option shares that were antidilutive. For the three-month period ended June 30, 2010, the number of option shares that were antidilutive was 497,737.

(20)    Dividends

A quarterly cash dividend of $0.346 per share was paid on June 2, 2011 in the aggregate amount of $65.9 million.  A quarterly cash dividend of $0.347 per share was declared on August 4, 2011 and will be paid on September 1, 2011 to stockholders of record as of August 18, 2011. The Company expects the September 2011 payment of its quarterly cash dividend to be approximately $66.3 million.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

This report, including "Part I – Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Part II - Item 1A Risk Factors" contains certain forward-looking statements that involve risks and uncertainties, including statements regarding our strategy, financial performance and revenue sources.  We use words such as "anticipate," "believe," "plan," "expect," "future," "intend" and similar expressions to identify forward-looking statements.  Our actual results could differ materially from the results anticipated in these forward-looking statements as a result of certain factors including those set forth under "Risk Factors," beginning at page 32 and elsewhere in this Form 10-Q.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  You should not place undue reliance on these forward-looking statements.  We disclaim any obligation to update information contained in any forward-looking statement.  These forward-looking statements include, without limitation, statements regarding the following:

•	The effects that adverse global economic conditions and fluctuations in the global credit and equity markets may have on our financial condition and results of operations;

•	The effects and amount of competitive pricing pressure on our product lines;

•	Our ability to moderate future average selling price declines;

•	The effect of product mix, capacity utilization, yields, fixed cost absorption, competition and economic conditions on gross margin;

•	The amount of, and changes in, demand for our products and those of our customers;

•	The level of orders that will be received and shipped within a quarter;

•	Our expectation that we will grow inventory levels in the September 2011 quarter and that it will allow us to have competitive lead times;

•	The effect that distributor and customer inventory holding patterns will have on us;

•	Our belief that customers recognize our products and brand name and use distributors as an effective supply channel;

•	Our belief that deferred cost of sales are recorded at their approximate carrying value and will have low risk of material impairment;

•	Our belief that our direct sales personnel combined with our distributors provide an effective means of reaching our customer base;

•	Our ability to increase the proprietary portion of our analog and interface product lines and the effect of such an increase;

•	Our belief that our processes afford us both cost-effective designs in existing and derivative products and greater functionality in new product designs;

•	The impact of any supply disruption we may experience;

•	Our ability to effectively utilize our facilities at appropriate capacity levels and anticipated costs;

•	That we adjust capacity utilization to respond to actual and anticipated business and industry-related conditions;

•	That our existing facilities will provide sufficient capacity to respond to increases in demand with modest incremental capital expenditures;

•	That manufacturing costs will be reduced by transition to advanced process technologies;

•	Our ability to maintain manufacturing yields;

•	Continuing our investments in new and enhanced products;

•	The cost effectiveness of using our own assembly and test operations;

•	Our anticipated level of capital expenditures;

•	Continuation and amount of quarterly cash dividends;

•
The sufficiency of our existing sources of liquidity to finance anticipated capital expenditures and otherwise meet our anticipated cash requirements, and the effects that our contractual obligations are expected to have on them;

•	The impact of seasonality on our business;

•	The accuracy of our estimates used in valuing employee equity awards;

•	That the resolution of legal actions will not have a material effect on our business, and the accuracy of our assessment of the probability of loss and range of potential loss;

•	The recoverability of our deferred tax assets;

•	The adequacy of our tax reserves to offset any potential tax liabilities, having the appropriate support for our income tax positions and the accuracy of our estimated tax rate;

•	Our belief that the expiration of any tax holidays will not have a material impact on our overall tax expense or effective tax rate;

•	Our belief that the estimates used in preparing our consolidated financial statements are reasonable;

•	Our belief that recently issued accounting pronouncements listed in this document will not have a significant impact on our consolidated financial statements;

•	The adequacy of our patent strategy, and our belief that the impact of the expiration of any particular patent will not have a material effect on our business;

•	Our actions to vigorously and aggressively defend and protect our intellectual property on a worldwide basis;

•	Our ability to obtain patents and intellectual property licenses and minimize the effects of litigation;

•	The level of risk we are exposed to for product liability claims;

•	The effect of fluctuations in market interest rates on income and/or cash flows;

•	The effect of fluctuations in currency rates;

•
The accuracy of our estimates of market information that determines the value of our Auction Rate Securities (ARS), and that the lack of markets for the ARS will not have a material impact on our liquidity, cash flow, or ability to fund operations;

•	Our intention to indefinitely reinvest undistributed earnings of certain non-US subsidiaries in those subsidiaries;

•	Our intent to maintain a high-quality investment portfolio that preserves principal, meets liquidity needs, avoids inappropriate concentrations and delivers an appropriate yield; and

•	Our ability to collect accounts receivable.

We begin our Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) with a summary of Microchip's overall business strategy to give the reader an overview of the goals of our business and the overall direction of our business and products.  This is followed by a discussion of the Critical Accounting Policies and Estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results.  We then discuss our Results of Operations for the three months ended June 30, 2011 compared to the three months ended June 30, 2010.  We then provide an analysis of changes in our balance sheet and cash flows, and discuss our financial commitments in sections titled "Liquidity and Capital Resources," "Contractual Obligations" and "Off-Balance Sheet Arrangements."

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

We sell the majority of the items in our product catalog to our distributors worldwide at a uniform list price.  However, distributors resell our products to end customers at a very broad range of individually negotiated price points.  The majority of our distributors' resales require a reduction from the original list price paid.  Often, under these circumstances, we remit back to the distributor a portion of their original purchase price after the resale transaction is completed in the form of a credit against the distributors' outstanding accounts receivable balance.  The credits are on a per unit basis and are not given to the distributor until they provide information to us regarding the sale to their end customer.  The price reductions vary significantly based on the customer, product, quantity ordered, geographic location and other factors and discounts to a price less than our cost have historically been rare.  The effect of granting these credits establishes the net selling price to our distributors for the product and results in the net revenue recognized by us when the product is sold by the distributors to their end customers.  Thus, a portion of the "deferred income on shipments to distributors" balance represents the amount of distributors' original purchase price that will be credited back to the distributor in the future.  The wide range and variability of negotiated price concessions granted to distributors does not allow us to accurately estimate the portion of the balance in the deferred income on shipments to distributors account that will be credited back to the distributors.  Therefore, we do not reduce deferred income on shipments to distributors or accounts receivable by anticipated future concessions; rather, price concessions are typically recorded against deferred income on shipments to distributors and accounts receivable when incurred, which is generally at the time the distributor sells the product.  At June 30, 2011, we had approximately $220.1 million of deferred revenue and $74.5 million in deferred cost of sales recognized as $145.6 million of deferred income on shipments to distributors.  At March 31, 2011, we had approximately $208.1 million of deferred revenue and $68.1 million in deferred cost of sales recognized as $140.0 million of deferred income on shipments to distributors.  The deferred income on shipments to distributors that will ultimately be recognized in our income statement will be lower than the amount reflected on the balance sheet due to additional price credits to be granted to the distributors when the product is sold to their customers.  These additional price credits historically have resulted in the deferred income approximating the overall gross margins that we recognize in the distribution channel of our business.

Distributor advances, reflected as a reduction of deferred income on shipments to distributors on our condensed consolidated balance sheets, totaled $82.3 million at June 30, 2011 and $71.9 million at March 31, 2011.  On sales to distributors, our payment terms generally require the distributor to settle amounts owed to us for an amount in excess of their ultimate cost.  The sales price to our distributors may be higher than the amount that the distributors will ultimately owe us because distributors often negotiate price reductions after purchasing the product from us and such reductions are often significant.  It is our practice to apply these negotiated price discounts to future purchases, requiring the distributor to settle receivable balances, on a current basis, generally within 30 days, for amounts originally invoiced.  This practice has an adverse impact on the working capital of our distributors.  As such, we have entered into agreements with certain distributors whereby we advance cash to the distributors to reduce the distributor's working capital requirements.  These advances are reconciled at least on a quarterly basis and are estimated based on the amount of ending inventory as reported by the distributor multiplied by a negotiated percentage.  Such advances have no impact on our revenue recognition or our condensed consolidated statements of income.  We process discounts taken by distributors against our deferred income on shipments to distributors' balance and true-up the advanced amounts generally after the end of each completed fiscal quarter.  The terms of these advances are set forth in binding legal agreements and are unsecured, bear no interest on unsettled balances and are due upon demand.  The agreements governing these advances can be canceled by us at any time.

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

Share-Based Compensation

We measure fair value and recognize compensation expense for all share-based payment awards, including grants of employee stock options, RSUs and employee stock purchase rights, to be recognized in our financial statements based on their respective grant date fair values.  Total share-based compensation during the three months ended June 30, 2011 was $9.3 million, of which $7.6 million was reflected in operating expenses.  Total share-based compensation reflected in cost of sales during the three months ended June 30, 2011 was $1.4 million.  Total share-based compensation included in our inventory balance was $3.7 million at June 30, 2011.

Determining the appropriate fair-value model and calculating the fair value of share-based awards at the date of grant requires judgment.  The fair value of our RSUs is based on the fair market value of our common stock on the date of grant discounted for expected future dividends.  We use the Black-Scholes option pricing model to estimate the fair value of employee stock options and rights to purchase shares under our employee stock purchase plans.  Option pricing models, including the Black-Scholes model, also require the use of input assumptions, including expected volatility, expected life, expected dividend rate, and expected risk-free rate of return.  We use a blend of historical and implied volatility based on options freely traded in the open market as we believe this is more reflective of market conditions and a better indicator of expected volatility than using purely historical volatility.  The expected life of the awards is based on historical and other economic data trended into the future.  The risk-free interest rate assumption is based on observed interest rates appropriate for the terms of our awards.  The dividend yield assumption is based on our history and expectation of future dividend payouts.  We estimate the number of share-based awards which will be forfeited due to employee turnover.  Quarterly changes in the estimated forfeiture rate can have a significant effect on reported share-based compensation, as the effect of adjusting the rate for all expense amortization after April 1, 2006 is recognized in the period the forfeiture estimate is changed.  If the actual forfeiture rate is higher or lower than the estimated forfeiture rate, then an adjustment is made to increase or decrease the estimated forfeiture rate, which will result in a decrease or increase to the expense recognized in our financial statements.  If forfeiture adjustments are made, they would affect our gross margin, research and development expenses, and selling, general and administrative expenses.  The effect of forfeiture adjustments through the first quarter of fiscal 2012 was immaterial.

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

In periods where our production levels are substantially below our normal operating capacity, the reduced production levels of our manufacturing facilities are charged directly to cost of sales.  There were no such charges in the first quarter of fiscal 2012 or the first quarter of fiscal 2011.

Income Taxes

As part of the process of preparing our condensed consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate.  This process involves estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes.  These differences result in deferred tax assets and liabilities, which are included within our condensed consolidated balance sheets.  We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income within the relevant jurisdiction and to the extent we believe that recovery is not likely, we must establish a valuation allowance.  We have provided valuation allowances for certain of our deferred tax assets where it is more likely than not that some portion, or all of such assets, will not be realized. At June 30, 2011, the valuation allowances totaled $52.5 million and consists of state net operating loss carryforwards, foreign tax credits and state tax credits. Should we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.  At June 30, 2011, our gross deferred tax asset was $87.5 million.

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

Junior Subordinated Convertible Debentures

 We separately account for the liability and equity components of our junior subordinated convertible debentures in a manner that reflects our nonconvertible debt (unsecured debt) borrowing rate when interest cost is recognized.  This results in a bifurcation of a component of the debt, classification of that component in equity and the accretion of the resulting discount on the debt to be recognized as part of interest expense in our condensed consolidated statements of income.  Additionally, certain embedded features of the debentures qualify as derivatives and are bundled as a compound embedded derivative that is measured at fair value.  Lastly, we include the dilutive effect of the shares of our common stock issuable upon conversion of the outstanding junior subordinated convertible debentures in our diluted income per share calculation regardless of whether the market price trigger or other contingent conversion feature has been met.  We apply the treasury stock method as we have the intent and current ability to settle the principal amount of the junior subordinated convertible debentures in cash.  This method results in incremental dilutive shares when the average fair value of our common stock for a reporting period exceeds the conversion price per share which was $28.79 at June 30, 2011 and adjusts as dividends are recorded in the future.

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

Results of Continuing Operations

The following table sets forth certain operational data as a percentage of net sales for the periods indicated:

	Three Months Ended
	June 30,
	2011	2010
Net sales	100.0%	100.0%
Cost of sales	41.3	41.9
Gross profit	58.7	58.1
Research and development	12.1	11.4
Selling, general and administrative	15.4	16.0
Special charges	—	0.1
Operating income	31.2%	30.6%

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

Our net sales for the quarter ended June 30, 2011 were $374.5 million, a decrease of 1.4% from the previous quarter's sales of $380.0 million, and an increase of 4.9% from net sales of $357.1 million in the quarter ended June 30, 2010.  The decrease in net sales in the quarter ended June 30, 2011 over the previous quarter was due primarily to general economic and semiconductor industry conditions, including the impact from the March, 2011 Japan earthquake.  The increase in net sales in the quarter ended June 30, 2011 compared to the quarter ended June 30, 2010 was due primarily to semiconductor industry conditions and market share gains in our microcontroller and analog product lines.   Average selling prices for our silicon products were up approximately 4% for the three-month period ended June 30, 2011 over the corresponding period of the previous fiscal year.  The number of units of our silicon products sold was down approximately 2% for the three-month period ended June 30, 2011 over the corresponding period of the previous fiscal year.

The average selling prices and the unit volumes of our sales are impacted by the mix of our products sold and overall semiconductor market conditions.  Key factors related to the amount of net sales during the three-month period ended June 30, 2011 compared to the three-month period ended June 30, 2010 include:

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

Sales by product line for the three-month periods ended June 30, 2011 and 2010 were as follows (dollars in thousands):

	Three Months Ended
	June 30,
	(unaudited)
	2011	%	2010	%
Microcontrollers	$255,757	68.3	$245,187	68.7
Memory products	51,140	13.7	55,010	15.4
Analog and interface products	42,575	11.3	41,571	11.6
Technology licensing	20,647	5.5	15,357	4.3
Other	4,388	1.2	—	—
Total sales	$374,507	100.0%	$357,125	100.0%

Microcontrollers

Our microcontroller product line represents the largest component of our total net sales.  Microcontrollers and associated application development systems accounted for approximately 68.3% of our total net sales for the three-month period ended June 30, 2011 compared to approximately 68.7% of our total net sales for the three-month period ended June 30, 2010.

Net sales of our microcontroller products increased approximately 4.3% in the three-month period ended June 30, 2011 compared to the three-month period ended June 30, 2010.  This sales increase was driven primarily by semiconductor industry conditions in the end markets that we serve including the consumer, automotive, industrial control, communications and computing markets, as well as market share gains.

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

Memory Products

Sales of our memory products accounted for approximately 13.7% of our total net sales for the three-month period ended June 30, 2011 compared to approximately 15.4% of our total net sales in the three-month period ended June 30, 2010.

Net sales of our memory products decreased approximately 7.0% in the three-month period ended June 30, 2011 compared to the three-month period ended June 30, 2010. This sales decrease was driven primarily by adverse customer demand conditions within the Serial EEPROM and Flash memory markets.

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

Analog and Interface Products

Sales of our analog and interface products accounted for approximately 11.3% of our total net sales for the three-month period ended June 30, 2011 compared to approximately 11.6% of our total net sales for the three-month period ended June 30, 2010.

Net sales of our analog and interface products increased approximately 2.4% in the three-month period ended June 30, 2011 compared to the three-month period ended June 30, 2010.  This sales increase was driven primarily by semiconductor industry conditions and market share gains achieved within the analog and interface market.

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

Technology Licensing

Technology licensing revenue includes a combination of royalties associated with technology licensed for the use of our SuperFlash technology and fees for engineering services.  Technology licensing accounted for approximately 5.5% of our total net sales for the three months ended June 30, 2011, and approximately 4.3% of our total net sales for the three months ended June 30, 2010.

Revenue from technology licensing can fluctuate over time due to semiconductor industry and general economic conditions.

Other

Revenue from assembly and test subcontracting services performed during the three months ended June 30, 2011 accounted for approximately 1.2% of our total net sales. Revenue from assembly and test subcontracting services are a result of our acquisition of Millennium Microtech Thailand (MMT) in the fourth quarter of fiscal 2011.

Distribution

Distributors accounted for approximately 59% of our net sales in the three-month period ended June 30, 2011 and approximately 55% of our net sales in the three-month period ended June 30, 2010.  Our distributors focus primarily on servicing the product requirements of a broad base of diverse customers.  We believe that distributors provide an effective means of reaching this broad and diverse customer base.  We believe that customers recognize Microchip for its products and brand name and use distributors as an effective supply channel.

Our largest distributor accounted for approximately 10% of our net sales in the three-month period ended June 30, 2011 and approximately 11% of our net sales in the three-month period ended June 30, 2010.

Generally, we do not have long-term agreements with our distributors and we, or our distributors, may terminate our relationships with each other with little or no advanced notice.  The loss of, or the disruption in the operations of, one or more of our distributors could reduce our future net sales in a given quarter and could result in an increase in inventory returns.

At June 30, 2011, our distributors maintained 43 days of inventory of our products compared to 40 days of inventory at March 31, 2011.  Over the past three fiscal years, the days of inventory maintained by our distributors have fluctuated between 35 days and 43 days.  We do not believe that inventory holding patterns at our distributors will materially impact our net sales, due to the fact that we recognize revenue based on sell-through for all our distributors.

Sales by Geography

Sales by geography for the three-month periods ended June 30, 2011 and 2010 were as follows (dollars in thousands):

	Three Months Ended
	June 30
	(unaudited)
	2011	%	2010	%
Americas	$79,106	21.1	$74,715	20.9
Europe	89,399	23.9	77,656	21.7
Asia	206,002	55.0	204,754	57.4
Total sales	$374,507	100.0%	$357,125	100.0%

Our sales to foreign customers have been predominately in Asia and Europe, which we attribute to the manufacturing strength in those areas for automotive, communications, computing, consumer and industrial control products.  Americas sales include sales to customers in the U.S., Canada, Central America and South America.

Sales to foreign customers accounted for approximately 82% of our net sales in the three-month period ended June 30, 2011 and approximately 80% of our net sales in the three-month period ended June 30, 2010. Substantially all of our foreign sales are U.S. Dollar denominated.  Sales to customers in Asia have generally increased over time due to many of our customers transitioning their manufacturing operations to Asia and growth in demand from the emerging Asian market.  Our sales force in the Americas and Europe supports a significant portion of the design activity for products which are ultimately shipped to Asia.

       Gross Profit

Our gross profit was $219.7 million in the three months ended June 30, 2011 and $207.4 million in the three months ended June 30, 2010.  Gross profit as a percent of sales was 58.7% in the three months ended June 30, 2011 and 58.1% in the three months ended June 30, 2010.

The most significant factors affecting our gross profit percentage in the periods covered by this report were:

•	fluctuations in the product mix of microcontrollers, analog products, memory products and technology licensing;

•	for the three months ended June 30, 2011, inventory write-downs being higher than the gross margin impact of sales of inventory that was previously written down; and

•	for the three months ended June 30, 2010, inventory write-downs being lower than the gross margin impact of sales of inventory that was previously written down.

Other factors that impacted our gross profit percentage in the periods covered by this report include:

•	continual cost reductions in wafer fabrication and assembly and test manufacturing, such as new manufacturing technologies and more efficient manufacturing techniques; and

•	lower depreciation as a percentage of cost of sales.

We adjust our wafer fabrication and assembly and test capacity utilization as required to respond to actual and anticipated business and industry-related conditions.  Our wafer fabrication facilities operated at or above normal capacity levels, which we typically consider to be 90% to 95% of the actual capacity of our installed equipment, during each of the three-month periods ended June 30, 2011 and 2010.  During the three months ended June 30, 2011 and the three months ended June 30, 2010, we operated at normal capacity levels at our Thailand facility, and we selectively increased our assembly and test capacity at such facility.

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

Our overall inventory levels were $202.5 million at June 30, 2011, compared to $180.8 million at March 31, 2011.  We maintained 119 days of inventory on our balance sheet at June 30, 2011 compared to 107 days of inventory at March 31, 2011.  We expect to grow our inventory levels in the September 2011 quarter which we believe will allow us to have competitive lead times and provide strong delivery performance to our customers.

We anticipate that our gross margins will fluctuate over time, driven primarily by capacity utilization levels, the overall mix of microcontroller products, analog and interface products, memory products and technology licensing revenue and the percentage of net sales of each of these products in a particular quarter, as well as manufacturing yields, fixed cost absorption, and competitive and economic conditions in the markets we serve.

At June 30, 2011, approximately 60% of our assembly requirements were performed in our Thailand facility compared to approximately 57% of our assembly requirements at June 30, 2010.  The percentage of our assembly work that is performed internally fluctuates over time based on supply and demand conditions in the semiconductor industry and our internal capacity capabilities.  Third-party contractors located in Asia perform the balance of our assembly operations.  At June 30, 2011, approximately 88% of our test requirements were performed in our Thailand facility compared to approximately 87% of our test requirements being performed in our Thailand facility at June 30, 2010.  We believe that the assembly and test operations performed at our Thailand facility provide us with significant cost savings when compared to contractor assembly and test costs, as well as increased control over these portions of the manufacturing process.

We rely on outside wafer foundries for a portion of our wafer fabrication requirements.  As a result of our acquisition of SST in the first quarter of fiscal 2011, we have become more reliant on outside foundries for our wafer fabrication requirements.  In the three months ended June 30, 2011, approximately 20% of our total net sales related to wafers which were purchased from outside foundries.

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

Research and Development (R&D)

R&D expenses for the three months ended June 30, 2011 were $45.3 million, or 12.1% of net sales, compared to $40.5 million, or 11.4% of net sales, for the three months ended June 30, 2010.  We are committed to investing in new and enhanced products, including development systems software, and in our design and manufacturing process technologies.  We believe these investments are significant factors in maintaining our competitive position.  R&D costs are expensed as incurred.  Assets purchased to support our ongoing research and development activities are capitalized when related to products which have achieved technological feasibility or that have alternative future uses and are amortized over their expected useful lives.  R&D expenses include labor, depreciation, masks, prototype wafers, and expenses for the development of process technologies, new packages, and software to support new products and design environments.

R&D expenses increased $4.8 million, or 11.8%, for the three months ended June 30, 2011 over the same period last year.  The primary reason for the dollar increase in R&D costs over this period was higher headcount costs, offset by reductions in bonus costs.

Selling, General and Administrative

Selling, general and administrative expenses for the three months ended June 30, 2011 were $57.6 million, or 15.4% of net sales, compared to $57.2 million, or 16.0% of net sales, for the three months ended June 30, 2010.  Selling, general and administrative expenses include salary and other expenses related to field sales, marketing and administrative personnel, advertising and promotional expenditures and legal expenses.  Selling, general and administrative expenses also include costs related to our direct sales force and field applications engineers who work in sales offices worldwide to stimulate demand by assisting customers in the selection and use of our products.

Selling, general and administrative expenses increased $0.4 million, or 0.7%, for the three months ended June 30, 2011 over the same period last year.  The primary reason for the dollar increase in selling, general and administrative costs over this period was higher headcount costs, offset by reductions in bonus costs.

Special Charges

During the three months ended June 30, 2010, we incurred $0.5 million of severance-related and office closure costs associated with our acquisition of SST.

Other Income (Expense)

Interest income in the three-month period ended June 30, 2011 decreased to $4.0 million from $4.3 million in the three-month period ended June 30, 2010, primarily due to lower interest rates applying to our short-term investments.  Interest expense related to our 2.125% junior subordinated convertible debentures in the three-month period ended June 30, 2011 was $8.0 million compared to $7.7 million in the three-month period ended June 30, 2010.  Other income, net in the three-month period ended June 30, 2011 was $1.0 million compared to other expense, net of $0.5 million in the three-month period ended June 30, 2010.  The increase in other income, net in the three-month period ended June 30, 2011 over the same period last year primarily relates to $0.7 million of net realized gains on foreign currency derivatives in the three months ended June 30, 2011 compared to $0.4 million of net realized losses on foreign currency derivatives in the three months ended June 30, 2010.

Provision for Income Taxes

Our provision for income taxes reflects tax on foreign earnings and federal and state tax on U.S. earnings.  We had an effective tax rate from continuing operations of 12.8% for the three-month period ended June 30, 2011 and 12.7% for the three-month period ended June 30, 2010.  Our effective tax rate is lower than statutory rates in the U.S. due primarily to our mix of earnings in foreign jurisdictions with lower tax rates.

Various taxing authorities in the U.S. and other countries in which we do business are increasing their scrutiny of the tax structures employed by businesses.  Companies of our size and complexity are regularly audited by the taxing authorities in the jurisdictions in which they conduct significant operations.  For U.S. federal, and in general for U.S. state tax returns, our fiscal 2009, 2010 and 2011 tax returns remain open for examination by the authorities.  We are currently under audit by the I.R.S. for our fiscal years ended March 31, 2009 and 2010.  We recognize liabilities for anticipated tax audit issues in the U.S. and other tax jurisdictions based on our estimate of whether, and the extent to which, additional tax payments are probable.  We believe that we maintain adequate tax reserves to offset any potential tax liabilities that may arise upon these and other pending audits in the U.S. and other countries in which we do business.  If such amounts ultimately prove to be unnecessary, the resulting reversal of such reserves would result in tax benefits being recorded in the period the reserves are no longer deemed necessary.  If such amounts ultimately prove to be less than any final assessment, a future charge to expense would be recorded in the period in which the assessment is determined.

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

Liquidity and Capital Resources

We had $1,717.3 million in cash, cash equivalents and short-term and long-term investments at June 30, 2011, an increase of $9.0 million from the March 31, 2011 balance.  The increase in cash, cash equivalents and short-term and long-term investments over this time period is primarily attributable to cash generated from operating activities being offset by dividend payments of $65.9 million.

Net cash provided from operating activities was $83.3 million for the three-month period ended June 30, 2011 compared to $133.3 million for the three-month period ended June 30, 2010.  The decrease in cash flow from operations in the three-month period ended June 30, 2011 compared to the three-month period ended June 30, 2010 was primarily due to changes in our operating assets and liabilities during the three-month period ended June 30, 2011.

During the three months ended June 30, 2011, net cash used in investing activities was $88.6 million compared to net cash used in investing activities of $45.8 million for the three months ended June 30, 2010.  The increase in net cash used in investing activities was due primarily to a decrease in cash related to changes in our net purchases, sales and maturities of short-term and long-term investments, offset by the purchase of SST during the three months ended June 30, 2010.

Our level of capital expenditures varies from time to time as a result of actual and anticipated business conditions.  Capital expenditures in the three months ended June 30, 2011 were $27.2 million compared to $34.1 million for the three months ended June 30, 2010.  Capital expenditures are primarily for the expansion of production capacity and the addition of research and development equipment.  We currently intend to spend approximately $75 million during the next twelve months to invest in equipment and facilities to maintain, and selectively increase, capacity to meet our currently anticipated needs.

We expect to finance capital expenditures through our existing cash balances and cash flows from operations.  We believe that the capital expenditures anticipated to be incurred over the next twelve months will provide sufficient manufacturing capacity to meet our currently anticipated needs.

Net cash used in financing activities was $47.2 million for the three months ended June 30, 2011 compared to net cash used in financing activities of $56.1 million for the three months ended June 30, 2010.  Proceeds from the exercise of stock options and employee purchases under our employee stock purchase plans were $18.3 million for the three months ended June 30, 2011 and $7.3 million for the three months ended June 30, 2010.  We paid cash dividends to our stockholders of $65.9 million in the three months ended June 30, 2011 and $63.5 million in the three months ended June 30, 2010.

We enter into derivative transactions from time to time in an attempt to reduce our exposure to currency rate fluctuations.  Although none of the countries in which we conduct significant foreign operations has had a highly inflationary economy in the last five years, there is no assurance that inflation rates or fluctuations in foreign currency rates in countries where we conduct operations will not adversely affect our operating results in the future.  At June 30, 2011, we had no foreign currency forward contracts outstanding.

On December 11, 2007, we announced that our Board of Directors had authorized the repurchase of up to an additional 10.0 million shares of our common stock in the open market or in privately negotiated transactions.  As of June 30, 2011, we had repurchased 7.5 million shares under this 10.0 million share authorization for a total of $234.7 million.  There is no expiration date associated with this program.  The timing and amount of future repurchases will depend upon market conditions, interest rates, and corporate considerations.

As of June 30, 2011, we held approximately 28.2 million shares as treasury shares.

On October 28, 2002, we announced that our Board of Directors had approved and instituted a quarterly cash dividend on our common stock.  A quarterly dividend of $0.346 per share was paid on June 2, 2011 in the aggregate amount of $65.9 million. A quarterly dividend of $0.347 per share was declared on August 4, 2011 and will be paid on September 1, 2011 to stockholders of record as of August 18, 2011. We expect the aggregate September cash dividend to be approximately $66.3 million. Our Board is free to change our dividend practices at any time and to increase or decrease the dividend paid, or not to pay a dividend on our common stock on the basis of our results of operations, financial condition, cash requirements and future prospects, and other factors deemed relevant by our Board.  Our current intent is to provide for ongoing quarterly cash dividends depending upon market conditions and our results of operations.

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

Contractual Obligations

There have not been any material changes in our contractual obligations from what we disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2011.

Off-Balance Sheet Arrangements

As of June 30, 2011, we are not involved in any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Recently Issued Accounting Pronouncements

For a description of recently issued accounting pronouncements, refer to Note 2 of the Notes to Condensed Consolidated Financial Statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Our investments are intended to establish a high-quality portfolio that preserves principal, meets liquidity needs, avoids inappropriate concentrations, and delivers an appropriate yield in relationship to our investment guidelines and market conditions. Our investment portfolio, consisting of fixed income securities, money market funds, cash deposits, and marketable securities that we hold on an available-for-sale basis, was $1,717.3 million as of June 30, 2011 compared to $1,708.3 million as of March 31, 2011. The available-for-sale debt securities, like all fixed income instruments, are subject to interest rate risk and will decline in value if market interest rates increase.  We have the ability to hold our fixed income investments until maturity and, therefore, we would not expect to recognize any material adverse impact in income or cash flows if market interest rates increase.

At June 30, 2011, $12.1 million of the fair value of our investment portfolio was invested in ARS.  Historically, the carrying value of ARS approximated fair value due to the frequent resetting of the interest rates.  With the continuing liquidity issues experienced in the global credit and capital markets, our ARS have experienced multiple failed auctions and are not liquid.  While we continue to earn interest on these investments based on a pre-determined formula with spreads tied to particular interest rate indices, the estimated market value for a portion of these ARS no longer approximates the original purchase value. The fair value of the failed ARS of $12.1 million has been estimated based on market information and estimates determined by management and could change significantly based on market conditions.  We evaluated the impairments in the value of these ARS, determining our intent to sell these securities prior to the recovery of our amortized cost basis resulted in the securities being other-than-temporarily impaired and recognized impairment charges on these investments of $0.4 million in the three months ended June 30, 2011.  If the issuers are unable to successfully close future auctions or if their credit ratings deteriorate further, we may be required to further adjust the carrying value of the investments through an additional impairment charge to earnings. We believe that, based on our current unrestricted cash, cash equivalents and short-term investment balances, the current lack of liquidity in the markets for ARS will not have a material impact on our liquidity, cash flow or ability to fund our operations.

Investments in Marketable Equity Investments

Our available-for-sale marketable equity investments at June 30, 2011 consist of shares of public company common stock, the value of which is determined by the closing price of such shares on the respective markets on which the shares are traded as of the balance sheet date.  These investments are classified as marketable securities and accounted for under the provisions of ASC 320 Investments -- Debt and Equity Securities.  The market value of these investments was approximately $15.0 million at June 30, 2011 compared to our cost basis of approximately $14.7 million.  The value of our investments in these securities would be materially impacted if there was a significant change in the market price of the shares.  A hypothetical 30% favorable or unfavorable change in the stock prices compared to the stock prices at June 30, 2011 would have affected the value of our investments in marketable equity securities by approximately $4.5 million.  See Note 6 to our condensed consolidated financial statements for additional information about our investments in these marketable securities.

Investments in Non-Marketable Equity Investments

We have non-marketable equity investments in several companies, including those that we acquired as a result of our SST acquisition that SST had purchased to support its strategic initiatives.  These companies range from early-stage companies to more mature companies with established revenue and business models.  These companies are dependent upon the successful execution of their product and technology development, acceptance of their products and technology in the markets they serve, and financial and operational efficiency.  If any of these private companies are unsuccessful in these and other related initiatives, or if there are factors beyond their control in the markets which they serve, their performance could be materially adversely affected resulting in a loss of some or all of their value, which would in turn require us to determine if an other-than-temporary impairment to fair value exists in any of our private equity or debt investments.  If an other-than-temporary impairment of fair value exists, we will need to write down the investment to its fair value and recognize the related impairment charge to our income statement.  Our non-marketable equity investments, excluding those accounted for under the equity method, had a carrying amount of $5.6 million as of June 30, 2011.  As of June 30, 2011, the carrying amount of our non-marketable equity method investments was $2.1 million.

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

Changes in Internal Control over Financial Reporting

During the three months ended June 30, 2011, there was no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Our operating results may be impacted by global economic conditions and may fluctuate in the future due to a number of factors that could reduce our net sales and profitability.
Our operating results are affected by a wide variety of factors that could reduce our net sales and profitability, many of which are beyond our control. Some of the factors that may affect our operating results include:

•	general economic, industry or political conditions in the U.S. or internationally;

•
disruptions in our business or our customers' businesses due to terrorist activity, armed conflict, war, worldwide oil prices and supply, public health concerns, natural disasters or disruptions in the transportation system;

•	changes in demand or market acceptance of our products and products of our customers;

•	the mix of inventory we hold and our ability to satisfy orders from our inventory;

•	levels of inventories at our customers;

•	risk of excess and obsolete inventories;

•	changes in utilization of our manufacturing capacity and fluctuations in manufacturing yields;

•	our ability to secure sufficient wafer foundry, assembly and testing capacity;

•	availability of raw materials and equipment;

•	competitive developments including pricing pressures;

•	unauthorized copying of our products resulting in pricing pressure and loss of sales;

•	the level of orders that are received and can be shipped in a quarter;

•	the level of sell-through of our products through distribution;

•	fluctuations in the mix of products;

•	changes or fluctuations in customer order patterns and seasonality;

•	constrained availability from other electronic suppliers impacting our customers' ability to ship their products, which in turn may adversely impact our sales to those customers;

•	costs and outcomes of any current or future tax audits or any litigation involving intellectual property, customers or other issues;

•	changes in tax regulations and policies in the U.S. and other countries in which we do business;

•	fluctuations in commodity prices; and

•	property damage or other losses, whether or not covered by insurance.
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

Sales through distributors accounted for approximately 58% of our net sales in fiscal 2011 and approximately 59% of our net sales in the first three months of fiscal 2012. Our largest distributor accounted for approximately 10% of our net sales in fiscal 2011 and in the first three months of fiscal 2012. We do not have long-term agreements with our distributors and we and our distributors may each terminate our relationship with little or no advance notice.
Any future adverse conditions in the U.S. and global economies or in the U.S. and global credit markets could materially impact the operations of our distributors. Any deterioration in the financial condition of our distributors or any disruption in the operations of our distributors could adversely impact the flow of our products to our end customers and adversely impact our results of operation. In addition, during an industry or economic downturn, it is possible there will be an oversupply of products and a decrease in sell-through of our products by our distributors which could reduce our net sales in a given period and result in an increase in inventory returns.
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
Our technology licensing business exposes us to various risks.
In connection with our acquisition of SST in April 2010, we acquired SST's intellectual property licensing business which is based on its SuperFlash technology. The success of our licensing business will depend on the continued market acceptance of this technology and on our ability to further develop and enhance such technology and to introduce new technologies in the future. To be successful, any such technology must be able to be repeatably implemented by licensees, provide satisfactory yield rates, address licensee and customer requirements, and perform competitively. The success of our technology licensing business depends on various other factors, including, but not limited to:

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
We are dependent on several contractors to perform key manufacturing functions for us, and our licensees of our SuperFlash technology also rely on foundries and other contractors.
We use several contractors located in Asia for a portion of the assembly and testing of our products. We also rely on outside wafer foundries for a portion of our wafer fabrication. Although we own the majority of our manufacturing resources, the disruption or termination of any of our contractors could harm our business and operating results.
Our use of third parties involves some reduction in our level of control over the portions of our business that we subcontract. Our future operating results could suffer if any contractor were to experience financial, operational or production difficulties or situations when demand exceeds capacity, or if they were unable to maintain manufacturing yields, assembly and test yields and costs at approximately their current levels, or if due to their locations in foreign countries they were to experience political upheaval or infrastructure disruption. Further, procurement of required products and services from third parties is done by purchase order and contracts. If these third parties are unable or unwilling to timely deliver products or services conforming to our quality standards, we may not be able to qualify additional manufacturing sources for our products in a timely manner or at all, and such arrangements, if any, may not be on favorable terms to us. In such event, we could experience an interruption in production, an increase in manufacturing and production costs or a decline in product reliability, and our business and operating results could be adversely affected.
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
We do not typically enter into long-term contracts with our customers and we cannot be certain about future order levels from our customers. When we do enter into customer contracts, the contract is generally cancelable at the convenience of the customer. Even though we had approximately 70,000 customers and our ten largest direct customers made up approximately 8% of our total revenue for the three months ended June 30, 2011, cancellation of customer contracts could have an adverse financial impact on our revenue and profits.
Further, as the practice has become more commonplace in the industry, we have entered into contracts with certain customers that differ from our standard terms of sale. For example, under these contracts we may commit to supply specific quantities of products on scheduled delivery dates, or agree to extend our obligations for certain liabilities such as warranties or indemnification for claims of intellectual property infringement. If we agree to special supply terms and we become unable to supply the customer as required under the contract, the customer may incur additional production costs, lost revenues due to subsequent delays in their own manufacturing schedule, or quality-related issues. If we agree to special warranty or indemnification provisions, we may be liable for the customer's costs, expenses and damages associated with their claims and we may be obligated to defend the customer against claims of intellectual property infringement and pay the associated legal fees. While we try to limit the number of contracts that we sign which contain such special provisions, manage the risks underlying such liabilities and set caps on our liability exposure, such provisions do expose us to significant additional risks and could result in a material adverse impact on our results of operation and financial condition.
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
If operations at any of our facilities, or our subcontractors' facilities are interrupted, we may not be able to shift production to other facilities on a timely basis, and we may need to spend significant amounts to repair or replace our facilities and equipment.  If we experienced business interruptions, we would likely experience delays in shipments of products to our customers and alternate sources for production may be unavailable on acceptable terms. This could result in reduced revenues and profits and the cancellation of orders or loss of customers. While the earthquake off the coast of Japan in March 2011 did not directly impact any of our facilities or have a short-term impact on our supply of materials, the longer-term impact on our supply of materials and subcontractors, and the economic impact that this event may have had on our customers and licensees, is not yet fully known. Although we maintain business interruption insurance, such insurance will likely not be enough to compensate us for any losses that may occur and any losses or damages incurred by us as a result of business interruptions could significantly harm our business.
We are highly dependent on foreign sales and operations, which exposes us to foreign political and economic risks.
Sales to foreign customers account for a substantial portion of our net sales. During fiscal 2011, approximately 80% of our net sales were made to foreign customers. During the first three months of fiscal 2012, approximately 82% of our net sales were made to foreign customers. We purchase a substantial portion of our raw materials and equipment from foreign suppliers. In addition, we own product assembly and testing facilities located near Bangkok, Thailand, which has experienced periods of political instability in the past, and experienced some instability in Bangkok in May 2010, though the situation in 2010 did not noticeably affect the area in which our facilities are located. We also use various foreign contractors for a portion of our assembly and testing and for a portion of our wafer fabrication requirements. Substantially all of our finished goods inventory is maintained in Thailand.
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
The Dodd-Frank Wall Street Reform and Consumer Protection Act requires disclosure of use of “conflict” minerals mined from the Democratic Republic of Congo and adjoining countries and efforts to prevent the use of such minerals. In the semiconductor industry, these minerals are most commonly found in metals. As there may be only a limited number of suppliers offering “conflict free” metals, we cannot be sure that we will be able to obtain necessary metals in sufficient quantities or at competitive prices. Also, since our supply chain is complex and some suppliers will not share their confidential supplier information, we may face challenges with our customers and suppliers if we are unable to sufficiently verify that the metals used in our products are “conflict free.” Some customers may choose to disqualify us as a supplier and we may have to write off inventory in the event that it becomes unsaleable as a result of these regulations.
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
Further, any sustained adverse change in climate could have a direct adverse economic impact on us such as water and power shortages or higher costs for water or energy to control the temperature inside of our facilities. Also, certain of our operations are located in tropical regions, such as Thailand. Some environmental experts predict that these regions may become vulnerable to storms, floods and droughts due to climate change. While we maintain business recovery plans that are intended to allow us to recover from natural disasters or other events that can be disruptive to our business, we cannot be certain that our plans will protect us from all such disasters or events.
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
We review our long-lived assets, including goodwill and other intangible assets, for impairment annually in the fourth quarter or whenever events or changes in circumstances indicate that the carrying amount of those assets may not be recoverable. Factors that may be considered in assessing whether goodwill or intangible assets may not be recoverable include a decline in our stock price or market capitalization, reduced estimates of future cash flows and slower growth rates in our industry. Our valuation methodology for assessing impairment requires management to make judgments and assumptions based on historical experience and to rely heavily on projections of future operating performance. Because we operate in highly competitive environments, projections of future operating results and cash flows may vary significantly from our actual results. No goodwill or long-lived asset impairment charges were recorded in fiscal 2011 or the first three months of fiscal 2012.
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
The conversion of some or all of our outstanding debentures will dilute the ownership interest of existing stockholders to the extent we deliver common stock upon conversion of the debentures. Upon conversion, we may satisfy our conversion obligation by delivering cash, shares of common stock or any combination, at our option. If upon conversion we elect to deliver cash for the lesser of the conversion value and principal amount of the debentures, we would pay the holder the cash value of the applicable number of shares of our common stock. Upon conversion, we intend to satisfy the lesser of the principal amount or the conversion value of the debentures in cash. If the conversion value of a debenture exceeds the principal amount of the debenture, we may also elect to deliver cash in lieu of common stock for the conversion value in excess of the one thousand dollars principal amount (i.e., the conversion spread). There would be no adjustment to the numerator in the net income per common share computation for the cash settled portion of the debentures as that portion of the debt instrument will always be settled in cash. The conversion spread will be included in the denominator for the computation of diluted net income per common share. Any sales in the public market of any common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, the existence of the debentures may encourage short selling by market participants because the conversion of the debentures could be used to satisfy short positions, or anticipated conversion of the debentures into shares of our common stock could depress the price of our common stock.
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
Our investments in available-for-sale marketable securities at June 30, 2011 consist of shares of public company common stock, the value of which is determined by the closing price of such shares on the respective markets on which the shares are traded as of our balance sheet date. The market value of these investments was approximately $15.0 million at June 30, 2011. The stock prices of these securities could materially decrease due to company performance or market-related activity, negatively affecting the value of these investments. If we wanted to liquidate these investments at a time in which the stock prices had decreased from current levels, our realized return would be materially and adversely affected. Depending on the number of shares we desire to sell relative to the daily trading volume in the shares, in the event we desire to sell our marketable securities, it may take several weeks or months to dispose of our position and our efforts to sell could drive down the price of the shares we are selling.
We may not realize a return on our non-marketable equity investments.
At June 30, 2011, we had investments of $7.7 million in several privately held companies, including those that we acquired as a result of our SST acquisition that SST had purchased to support its strategic initiatives. These companies range from early-stage companies to more mature companies with established revenue and business models. Many factors are critical to the success of these companies, including product and technology development, market acceptance of their products and technology, and efficiency of operations. If any of these private companies are unsuccessful as a result of these or other factors, we could lose all or part of our investment in that company. Also, if we determine that an other-than-temporary impairment to fair value exists in any of our non-marketable equity investments, we will need to write down the investment to its fair value and recognize the related impairment charge.
Additionally, we may desire to dispose of one or more of these non-marketable equity investments from time to time. However, our investments in these private companies are not liquid and we may not be able to dispose of the investments to our advantage or even at all. Also, for investments accounted for under the equity method of accounting, the income or loss we are required to share from the investee's income or loss could affect our earnings. Gains or losses from equity securities could vary from our expectations depending on gains or losses realized on the sale or exchange of securities, gains or losses from equity method investments, and impairment charges.
Credit conditions have adversely impacted our holdings of auction rate securities.
At June 30, 2011, $12.1 million of the fair value of our investment portfolio was invested in ARS.  Historically, the carrying value of ARS approximated fair value due to the frequent resetting of the interest rates.  With the continuing liquidity issues in the global credit and capital markets, our ARS have experienced multiple failed auctions.  As a result, we will not be able to access such funds until a future auction on these investments is successful.
Our ARS have experienced multiple rating downgrades by the major rating agencies. The fair value of these ARS has been estimated based on market information and estimates determined by management and could change significantly based on market conditions. Based on the estimated values, we concluded these investments were other than temporarily impaired and recognized an impairment charge on these investments of $0.4 million in the quarter ended June 30, 2011 and an aggregate of $1.6 million during fiscal 2011 and $4.7 million during fiscal 2010. If the issuers are unable to successfully close future auctions or if their credit ratings deteriorate further, we may be required to further adjust the carrying value of the investments through an additional impairment charge to earnings.
The majority of our short and long-term investments are in highly rated government agency bonds and corporate bonds. Other than with respect to our holdings of ARS, we have not experienced any liquidity or impairment issues with such investments. However, there can be no assurance that credit market conditions will not in the future adversely affect the liquidity or value of our investments in government agency bonds or corporate bonds.

Item 6.	Exhibits

10.1	2004 Equity Incentive Plan, as amended and restated by the Board on May 10, 2011

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MICROCHIP TECHNOLOGY INCORPORATED

Date:	August 9, 2011	By: /s/ J. Eric Bjornholt
J. Eric Bjornholt
Vice President and Chief Financial Officer
(Duly Authorized Officer, and
Principal Financial and Accounting Officer)