Form 10-Q
period 2011-09-30
MICROCHIP TECHNOLOGY INC
filed 2011-11-07
CIK 827054

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011.
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  (Check One)
Yes    ☐ No   ☒
Shares Outstanding of Registrant's Common Stock

Class	Outstanding at October 28, 2011
Common Stock, $0.001 par value	191,131,390 shares

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES

Item1.	Financial Statements

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(unaudited)

ASSETS
	September 30, 2011	March 31, 2011
Cash and cash equivalents	$675,129	$703,924
Short-term investments	740,309	539,572
Accounts receivable, net	142,409	181,202
Inventories	211,206	180,800
Prepaid expenses	22,367	22,234
Deferred tax assets	96,488	88,822
Other current assets	45,468	58,429
Total current assets	1,933,376	1,774,983
Property, plant and equipment, net	548,977	540,513
Long-term investments	359,980	464,838
Goodwill	76,061	76,018
Intangible assets, net	76,503	77,929
Other assets	38,852	33,777
Total assets	$3,033,749	$2,968,058
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$57,792	$68,433
Accrued liabilities	92,176	131,839
Deferred income on shipments to distributors	144,185	140,044
Total current liabilities	294,153	340,316
Junior convertible debentures	351,371	347,334
Long-term income tax payable	65,040	58,125
Deferred tax liability	409,372	399,527
Other long-term liabilities	9,874	10,318
Stockholders' equity:
Preferred stock, $0.001 par value; authorized 5,000,000 shares; no shares issued or outstanding	—	—
Common stock, $0.001 par value; authorized 450,000,000 shares; 218,789,994 shares issued and 191,127,533 shares outstanding at September 30, 2011; 218,789,994 shares issued and 189,541,707 shares outstanding at March 31, 2011	191	190
Additional paid-in capital	1,270,008	1,268,128
Retained earnings	1,475,312	1,428,838
Accumulated other comprehensive (loss) income	(596)	3,357
Common stock held in treasury: 27,662,461 shares at September 30, 2011; 29,248,287 shares at March 31, 2011	(840,976)	(888,075)
Total stockholders' equity	1,903,939	1,812,438
Total liabilities and stockholders' equity	$3,033,749	$2,968,058

See accompanying notes to condensed consolidated financial statements

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Net sales	$340,602	$382,271	$715,109	$739,396
Cost of sales (1)	145,608	157,266	300,367	306,948
Gross profit	194,994	225,005	414,742	432,448
Operating expenses:
Research and development (1)	45,383	43,720	90,681	84,250
Selling, general and administrative (1)	51,991	57,584	109,581	114,796
Special charges	—	558	—	1,033
	97,374	101,862	200,262	200,079

Operating income	97,620	123,143	214,480	232,369
Losses on equity method investments	(13)	(43)	(74)	(95)
Other income (expense):
Interest income	4,028	4,070	8,034	8,416
Interest expense	(8,911)	(8,045)	(16,926)	(15,784)
Other, net	(2,454)	1,873	(1,418)	1,372
Income from continuing operations before income taxes	90,270	120,998	204,096	226,278
Income tax provision	10,983	16,250	25,516	29,653
Net income from continuing operations	79,287	104,748	178,580	196,625
Discontinued operations:
Loss from discontinued operations before income taxes	—	(1,756)	—	(4,055)
Income tax benefit	—	(88)	—	(76)
Net loss from discontinued operations	—	(1,668)	—	(3,979)
Net income	$79,287	$103,080	$178,580	$192,646
Basic net income per common share – continuing operations	$0.42	$0.56	$0.94	$1.06
Basic net loss per common share – discontinued operations	—	(0.01)	—	(0.02)
Basic net income per common share	$0.42	$0.55	$0.94	$1.04
Diluted net income per common share – continuing operations	$0.40	$0.55	$0.88	$1.03
Diluted net loss per common share – discontinued operations	—	(0.01)	—	(0.02)
Diluted net income per common share	$0.40	$0.54	$0.88	$1.01
Dividends declared per common share	$0.347	$0.343	$0.693	$0.685
Basic common shares outstanding	190,809	186,303	190,461	185,922
Diluted common shares outstanding	200,199	190,704	202,383	190,388
(1) Includes share-based compensation expense as follows:
Cost of sales	$1,608	$1,743	$3,007	$3,708
Research and development	3,556	3,025	6,969	6,192
Selling, general and administrative	4,320	4,157	8,532	8,476

See accompanying notes to condensed consolidated financial statements

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six months ended
	September 30,
	2011	2010
Cash flows from operating activities:
Net income	$178,580	$192,646
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	50,528	52,976
Deferred income taxes	7,086	13,294
Share-based compensation expense related to equity incentive plans	18,508	18,376
Excess tax benefit from share-based compensation	(402)	—
Convertible debt derivatives - revaluation and amortization	366	57
Amortization of convertible debenture issuance costs	110	110
Amortization of debt discount on convertible debentures	3,671	3,356
Losses on equity method investments	74	95
Gain on sale of assets	(48)	(39)
Unrealized impairment loss on available-for-sale investments	3,009	841
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	38,793	(18,503)
Increase in inventories	(30,074)	(10,035)
Increase in deferred income on shipments to distributors	4,141	31,019
(Decrease) increase in accounts payable and accrued liabilities	(50,300)	3,328
Change in other assets and liabilities	14,017	3,926
Net cash provided by operating activities	238,059	291,447
Cash flows from investing activities:
Purchases of available-for-sale investments	(665,715)	(796,877)
Sales and maturities of available-for-sale investments	562,445	693,760
Purchase of Silicon Storage Technology, Inc., net of cash received	—	(112,707)
Investment in other assets	(5,146)	(1,433)
Proceeds from sale of assets	48	28,430
Capital expenditures	(52,449)	(65,937)
Net cash used in investing activities	(160,817)	(254,764)
Cash flows from financing activities:
Payment of cash dividend	(132,106)	(127,361)
Proceeds from sale of common stock	25,667	22,269
Excess tax benefit from share-based compensation	402	—
Net cash used in financing activities	(106,037)	(105,092)
Net decrease in cash and cash equivalents	(28,795)	(68,409)
Cash and cash equivalents at beginning of period	703,924	492,130
Cash and cash equivalents at end of period	$675,129	$423,721

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC).  The information furnished herein reflects all adjustments which are, in the opinion of management, of a normal recurring nature and necessary for a fair statement of the results for the interim periods reported. Certain information and footnote disclosures normally included in audited consolidated financial statements have been condensed or omitted pursuant to such SEC rules and regulations.  It is suggested that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2011.  The results of operations for the six months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2012 or for any other period.

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

(3)	Discontinued Operations and Assets Held for Sale

Discontinued operations includes the following product families that were acquired in the acquisition of SST: NAND Drives, NAND controllers, Smart Card ICs, Combo Memory, Concurrent SuperFlash, Small-Sector Flash and many-time Programmable Flash memories and certain serial NOR Flash products from 512K to 64MB density in the geographic regions of Taiwan, China, Hong Kong, Singapore, Malaysia, Thailand, Indonesia, Vietnam and Philippines. These product lines were marketed for sale after the acquisition of SST on April 8, 2010 based on management's decision regarding them not being a strategic fit into the Company's product portfolio. On May 21, 2010, the Company completed a transaction to sell the NAND Drives, NAND controllers, Smart Card ICs, Combo Memory, Concurrent SuperFlash, Small-Sector Flash and many-time Programmable Flash memories to Greenliant Systems Ltd. The sale price in this transaction was determined by management to represent fair value, and accordingly, no gain or loss was recognized on the sale of the net assets. In this sale, the Company disposed of approximately $23.6 million of assets held for sale, primarily comprised of inventory, property, plant and equipment, intangible assets and non-marketable securities.

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

The results of discontinued operations for the three and six months ended September 30, 2010 are as follows (amounts in thousands):

	Three Months Ended	Six Months Ended
	September 30, 2010	September 30, 2010
Net sales	$8,288	$24,813
Cost of sales	(9,871)	(25,192)
Operating expenses	(173)	(3,676)
Income tax benefit	88	76
Net loss from discontinued operations	$(1,668)	$(3,979)

(4)	Special Charges

During the three and six months ended September 30, 2010, the Company incurred $0.6 million and $1.0 million, respectively, of severance-related and office closing costs associated with the acquisition of SST. There were no such charges in the three or six months ended September 30, 2011.

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

The following table represents revenues and gross profit for each segment for the three and six months ended September 30, 2011 (amounts in thousands):

	Three Months Ended		Six Months Ended
	September 30, 2011		September 30, 2011
	Net Sales	Gross Profit	Net Sales	Gross Profit
Semiconductor products	$318,618	$174,469	$672,478	$374,534
Technology licensing	21,984	20,525	42,631	40,208
	$340,602	$194,994	$715,109	$414,742

The following table represents revenues and gross profit for each segment for the three and six months ended September 30, 2010 (amounts in thousands):

	Three Months Ended		Six Months Ended
	September 30, 2010		September 30, 2010
	Net Sales	Gross Profit	Net Sales	Gross Profit
Semiconductor products	$364,999	$208,729	$706,767	$401,833
Technology licensing	17,272	16,276	32,629	30,615
	$382,271	$225,005	$739,396	$432,448

(6)	Investments

The Company's investments are intended to establish a high-quality portfolio that preserves principal, meets liquidity needs, avoids inappropriate concentrations, and delivers an appropriate yield in relationship to the Company's investment guidelines and market conditions.  The following is a summary of available-for-sale and marketable equity securities at September 30, 2011 (amounts in thousands):

	Available-for-sale Securities
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Government agency bonds	$345,924	$569	$(151)	$346,342
Municipal bonds	10,445	132	—	10,577
Auction rate securities	11,693	—	—	11,693
Corporate bonds and debt	724,089	2,701	(3,191)	723,599
Marketable equity securities	9,057	—	(979)	8,078
	$1,101,208	$3,402	$(4,321)	$1,100,289

 The following is a summary of available-for-sale and marketable equity securities at March 31, 2011 (amounts in thousands):

	Available-for-sale Securities
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Government agency bonds	$431,355	$159	$(923)	$430,591
Municipal bonds	11,445	34	(22)	11,457
Auction rate securities	12,475	—	—	12,475
Corporate bonds and debt	519,499	4,116	(589)	523,026
Marketable equity securities	26,173	688	—	26,861
	$1,000,947	$4,997	$(1,534)	$1,004,410

At September 30, 2011, the Company's available-for-sale debt securities, and marketable equity securities are presented on the condensed consolidated balance sheets as short-term investments of $740.3 million and long-term investments of $360.0 million.  At March 31, 2011, the Company’s available-for-sale debt securities and marketable equity securities are presented on the condensed consolidated balance sheets as short-term investments of $539.6 million and long-term investments of $464.8 million.

At September 30, 2011, $11.7 million of the fair value of the Company's investment portfolio was invested in auction rate securities (ARS).  With the continuing liquidity issues in the global credit and capital markets, the Company's ARS have experienced multiple failed auctions from September 2007 through the date of this report.  While the Company continues to earn interest on these investments based on a pre-determined formula with spreads tied to particular interest rate indices, the estimated market value for these ARS no longer approximates the original purchase value.

The fair value of the failed ARS of $11.7 million has been estimated based on market information and estimates determined by management and could change significantly based on market conditions.  The Company evaluated the impairments in the value of these ARS, determining its intent to sell these securities prior to the recovery of its amortized cost basis resulted in the securities being other-than-temporarily impaired and recognized impairment charges on these investments of $0.4 million in each of the three-month periods ended September 30, 2011 and 2010. The Company recognized impairment charges on these investments of $0.8 million in each of the six-month periods ended September 30, 2011 and 2010.

The Company believes that, based on its current unrestricted cash, cash equivalents and short-term investment balances, the current lack of liquidity in the credit and capital markets for ARS will not have a material impact on its liquidity, cash flow or ability to fund its operations.

At September 30, 2011, the Company evaluated its investment portfolio and noted unrealized losses of $3.3 million on its debt securities, and $1.0 million on its marketable equity securities, respectively, which were due to fluctuations in interest rates, credit market conditions, and/or market prices.  Management does not believe any of the unrealized losses represent an other-than-temporary impairment based on its evaluation of available evidence as of September 30, 2011, except for the ARS described above and certain equity investments that are actively being sold.  The Company's intent is to hold these investments until these assets are no longer impaired.  For those debt securities not scheduled to mature until after June 30, 2012, such recovery is not anticipated to occur in the next year and these investments have been classified as long-term investments.

The amortized cost and estimated fair value of the available-for-sale securities at September 30, 2011, by maturity, excluding marketable equity securities of $8.1 million and corporate debt of $4.6 million, which have no contractual maturity, are shown below (amounts in thousands).  Expected maturities can differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties, and the Company views its available-for-sale securities as available for current operations.

	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale
Due in one year or less	$233,977	$1,162	$(194)	$234,945
Due after one year and through five years	841,856	2,240	(3,148)	840,948
Due after five years and through ten years	—	—	—	—
Due after ten years	11,693	—	—	11,693
	$1,087,526	$3,402	$(3,342)	$1,087,586

   The Company had a net realized loss of $0.9 million and a gain of $0.1 million, respectively, from sales of available-for-sale marketable equity securities during the three and six months ended September 30, 2011, compared to no material gains or losses for the three and six months ended September 30, 2010. There were no material gains or losses from sales of available-for-sale debt securities during the three and six months ended September 30, 2011, compared to no material gains or losses during the three months ended September 30, 2010 and net realized losses of $0.2 million during the six months ended September 30, 2010.

Marketable Equity Investments

The Company had investments in public companies with a fair value of $8.1 million as of September 30, 2011. Cash dividends and other distributions of earnings from the investees, if any, are included in other income at the date of record.  The Company has classified the shares owned in these companies as marketable securities.  As of September 30, 2011, the Company had an unrealized loss in other comprehensive income of $1.0 million on these marketable securities. During the three months ended September 30, 2011, the Company recorded an impairment charge of $1.7 million on certain shares that it held due to the current market price and active selling of the shares.

Non-marketable Equity Investments

The Company has certain investments in privately held companies with a carrying value of $7.8 million at September 30, 2011.  The investments in privately held companies are accounted for using the cost or the equity method of accounting, as appropriate.  Each period the Company evaluates whether an event or change in circumstances has occurred that may indicate an investment has been impaired.  If upon further investigation of such events the Company determines the investment has suffered a decline in value that is other than temporary, the Company writes down the investment to its estimated fair value.  At September 30, 2011, the Company determined there were no such impairments.  These investments are included in other assets on the condensed consolidated balance sheet.

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

Level 1-	Observable inputs such as quoted prices in active markets;

Level 2-	Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3-	Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Assets measured at fair value on a recurring basis at September 30, 2011 are as follows (amounts in thousands):

	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Assets
Money market fund deposits	$318,820	$—	$—	$318,820
Marketable equity securities	8,078	—	—	8,078
Corporate bonds & debt	—	718,974	4,625	723,599
Government agency bonds	—	346,342	—	346,342
Deposit accounts	—	356,309	—	356,309
Municipal bonds	—	10,577	—	10,577
Auction Rate Securities	—	—	11,693	11,693
Total assets measured at fair value	$326,898	$1,432,202	$16,318	$1,775,418

Assets measured at fair value on a recurring basis at March 31, 2011 are as follows (amounts in thousands):

	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Assets
Money market fund deposits	$464,669	$—	$—	$464,669
Marketable equity securities	26,861	—	—	26,861
Corporate bonds & debt	—	519,526	3,500	523,026
Government agency bonds	—	430,591	—	430,591
Deposit accounts	—	239,255	—	239,255
Municipal bonds	—	11,457	—	11,457
Auction Rate Securities	—	—	12,475	12,475
Total assets measured at fair value	$491,530	$1,200,829	$15,975	$1,708,334

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

The following tables present a reconciliation for all assets measured at fair value on a recurring basis, excluding accrued interest components, using significant unobservable inputs (Level 3) for the three and six months ended September 30, 2011, and the three and six months ended September 30, 2010 (amounts in thousands):

Three months ended September 30, 2011	Auction Rate Securities	Corporate Debt	Total Gains (Losses)
Balance at June 30, 2011	$12,088	$3,500	$—
Total gains or losses (realized and unrealized):
Included in earnings	(395)	—	(395)
Included in other comprehensive income (loss)	—	—	—
Purchases, sales, issuances, and settlements, net	—	787	—
Transfer into Level 3	—	338	—
Transfer out of Level 3	—	—	—
Balance at September 30, 2011	$11,693	$4,625	$(395)

Six months ended September 30, 2011	Auction Rate Securities	Corporate Debt	Total Gains (Losses)
Balance at March 31, 2011	$12,475	$3,500	$—
Total gains or losses (realized and unrealized):
Included in earnings	(782)	—	(782)
Included in other comprehensive income (loss)	—	—	—
Purchases, sales, issuances, and settlements, net	—	787	—
Transfer into Level 3	—	338	—
Transfer out of Level 3	—	—	—
Balance at September 30, 2011	$11,693	$4,625	$(782)

Three months ended September 30, 2010	Auction Rate Securities	Put Option on Auction Rate Securities	Corporate Debt	Total Gains (Losses)
Balance at June 30, 2010	$20,396	$453	$3,500	$—
Total gains or losses (realized and unrealized):
Included in earnings	65	(453)	—	(388)
Included in other comprehensive income (loss)	—	—	—	—
Purchases, sales, issuances, and settlements, net	(7,150)	—	—	—
Transfer into Level 3	—	—	—	—
Transfer out of Level 3	—	—	—	—
Balance at September 30, 2010	$13,311	$—	$3,500	$(388)

Six months ended September 30, 2010	Auction Rate Securities	Put Option on Auction Rate Securities	Corporate Debt	Total Gains (Losses)
Balance at March 31, 2010	$37,237	$1,814	$—	$—
Total gains or losses (realized and unrealized):
Included in earnings	974	(1,814)	—	(840)
Included in other comprehensive income (loss)	—	—	—	—
Purchases, sales, issuances, and settlements, net	(24,900)	—	3,500	—
Transfer into Level 3	—	—	—	—
Transfer out of Level 3	—	—	—	—
Balance at September 30, 2010	$13,311	$—	$3,500	$(840)

Assets measured at fair value on a recurring basis are presented/classified on the condensed consolidated balance sheets at September 30, 2011 as follows (amounts in thousands):

	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Assets
Cash and cash equivalents	$318,820	$356,309	$—	$675,129
Short-term investments	3,786	736,523	—	740,309
Long-term investments	4,292	339,370	16,318	359,980
Total assets measured at fair value	$326,898	$1,432,202	$16,318	$1,775,418

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

Financial Assets Not Recorded at Fair Value on a Recurring Basis

The Company's non-marketable equity and cost method investments are not recorded at fair value on a recurring basis.  These investments were recorded at fair value as of April 8, 2010, the date of the SST acquisition, and are monitored on a quarterly basis for impairment charges.  The investments will only be recorded at fair value when an impairment charge is recognized.  During the three and six months ended September 30, 2011, there were no impairment charges recognized on these investments. These investments are included in other assets on the condensed consolidated balance sheet.  See further discussion of non-marketable investments in Note 6.

(8)	Fair Value of Financial Instruments

The carrying amount of cash equivalents approximates fair value because their maturity is less than three months.  The carrying amount of short-term and long-term investments approximates fair value as the securities are marked to market as of each balance sheet date with any unrealized gains and losses reported in stockholders' equity.  Management believes the carrying amount of the equity and cost-method investments materially approximated fair value at September 30, 2011. The carrying amount of accounts receivable, accounts payable and accrued liabilities approximates fair value due to the short-term maturity of the amounts.  The fair value of the Company's junior subordinated convertible debentures was $1.351 billion at September 30, 2011 and $1.574 billion at March 31, 2011 based on the trading price of the bonds.

(9)	Accounts Receivable

Accounts receivable consists of the following (amounts in thousands):

	September 30, 2011	March 31, 2011
Trade accounts receivable	$143,633	$181,840
Other	1,522	2,200
	145,155	184,040
Less allowance for doubtful accounts	2,746	2,838
	$142,409	$181,202

(10)	Inventories

The components of inventories consist of the following (amounts in thousands):

	September 30, 2011	March 31, 2011
Raw materials	$8,807	$8,174
Work in process	158,349	141,462
Finished Goods	44,050	31,164
	$211,206	$180,800

Inventory impairment charges establish a new cost basis for inventory and charges are not subsequently reversed to income even if circumstances later suggest that increased carrying amounts are recoverable.

(11)	Property, Plant and Equipment

Property, plant and equipment consists of the following (amounts in thousands):

	September 30, 2011	March 31, 2011
Land	$46,529	$46,497
Building and building improvements	381,258	375,611
Machinery and equipment	1,362,484	1,306,367
Projects in process	87,550	101,202
	1,877,821	1,829,677
Less accumulated depreciation and amortization	1,328,844	1,289,164
	$548,977	$540,513

Depreciation expense attributed to property, plant and equipment was $22.0 million and $44.0 million for the three and six months ended September 30, 2011, respectively, and $23.9 million and $46.3 million for the three and six months ended September 30, 2010, respectively.

(12)	Accrued Liabilities
Accrued liabilities consist of the following (amounts in thousands):

	September 30, 2011	March 31, 2011
Bankruptcy reorganization liability	$—	$19,385
Other accrued expenses	92,176	112,454
	$92,176	$131,839

The bankruptcy reorganization liability was incurred as part of an acquisition completed in fiscal 2011 for which the liability was settled in the second quarter of fiscal 2012.

(13)	Income Taxes

The provision for income taxes reflects tax on foreign earnings and federal and state tax on U.S. earnings.  The Company had an effective tax rate of 12.5% for the six-month period ended September 30, 2011 and an effective tax rate from continuing operations of 12.7% for the six-month period ended September 30, 2010.  The Company's effective tax rate is lower than statutory rates in the U.S. due primarily to its mix of earnings in foreign jurisdictions with lower tax rates.

At March 31, 2011, the Company had $58.1 million of unrecognized tax benefits.  Unrecognized tax benefits increased by $6.9 million in the six months ended September 30, 2011 compared to March 31, 2011 primarily as a result of the ongoing accrual for uncertain tax positions and the accrual of deficiency interest on these positions.

The Company files U.S. federal, U.S. state, and foreign income tax returns.  For U.S. federal, and in general for U.S. state tax returns, the fiscal 2009 through fiscal 2011 tax years remain open for examination by tax authorities.  The Internal Revenue Service (I.R.S.) is currently auditing the Company's fiscal years ended March 31, 2009 and 2010.  For foreign tax returns, the Company is generally no longer subject to income tax examinations for years prior to fiscal 2004.

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

The Company believes that it maintains appropriate reserves to offset any potential income tax liabilities that may arise upon final resolution of matters for open tax years.  If such reserve amounts ultimately prove to be unnecessary, the resulting reversal of such reserves would result in tax benefits being recorded in the period the reserves are no longer deemed necessary.  If such amounts prove to be less than an ultimate assessment, a future charge to expense would be recorded in the period in which the assessment is determined.  Although the timing of the resolution and/or closure of audits is highly uncertain, the Company does not believe it is reasonably possible that its unrecognized tax benefits would materially change in the next 12 months.

(14)	2.125% Junior Subordinated Convertible Debentures

The Company's $1.15 billion principal amount of 2.125% junior subordinated convertible debentures due December 15, 2037, are subordinated in right of payment to any future senior debt of the Company and are effectively subordinated in right of payment to the liabilities of the Company's subsidiaries.  The debentures are convertible, subject to certain conditions, into shares of the Company's common stock at an initial conversion rate of 29.2783 shares of common stock per $1,000 principal amount of debentures, representing an initial conversion price of approximately $34.16 per share of common stock.  As of September 30, 2011, none of the conditions allowing holders of the debentures to convert had been met.  As a result of cash dividends paid since the issuance of the debentures, the conversion rate has been adjusted to 35.1132 shares of common stock per $1,000 of principal amount of debentures, representing a conversion price of approximately $28.48 per share of common stock.

As the debentures can be settled in cash upon conversion, for accounting purposes, the debentures were bifurcated into a liability component and an equity component, which are both initially recorded at fair value.  The carrying value of the equity component at September 30, 2011 and at March 31, 2011 was $822.4 million.  The estimated fair value of the liability component of the debentures at the issuance date was $327.6 million, resulting in a debt discount of $822.4 million which was further discounted due to embedded features as described below.  The unamortized debt discount was $798.2 million at September 30, 2011 and $801.9 million at March 31, 2011.  The carrying value of the debentures was $351.4 million at September 30, 2011 and $347.3 million at March 31, 2011.  The remaining period over which the unamortized debt discount will be recognized as non-cash interest expense is 26.25 years.  In the three and six months ended September 30, 2011, the Company recognized $1.9 million and $3.7 million in non-cash interest expense related to the amortization of the debt discount.  In the three and six months ended September 30, 2010, the Company recognized $1.7 million and $3.4 million in non-cash interest expense related to the amortization of the debt discount.  The Company recognized $6.1 million and $12.2 million of interest expense related to the 2.125% coupon on the debentures in each of the three and six months ended September 30, 2011 and September 30, 2010, respectively.

The debentures also include certain embedded features related to the contingent interest payments, the Company making specific types of distributions (e.g., extraordinary dividends), the redemption feature in the event of changes in tax law, and penalty interest in the event of a failure to maintain an effective registration statement.  These features qualify as derivatives and are bundled as a compound embedded derivative that is measured at fair value.  The fair value of the derivative as of September 30, 2011 was $0.8 million, compared to the value at March 31, 2011 of $0.4 million, resulting in an increase in interest expense in the six months ended September 30, 2011 of $0.4 million.  The fair value of the derivative as of September 30, 2010 was $0.7 million, compared to the value at March 31, 2010 of $0.7 million, resulting in no addition or reduction of interest expense in the six months ended September 30, 2010.  The balance of the debentures on the Company's condensed consolidated balance sheet at September 30, 2011 of $351.4 million includes the fair value of the embedded derivative.

(15)	Credit Facility

On August 12, 2011, the Company entered into a credit agreement among the Company, the lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent (the "Credit Agreement"). The Credit Agreement provides for a $750 million revolving credit facility, with a $100 million foreign currency sublimit, a $25 million letter of credit sublimit and a $15 million swingline loan sublimit, terminating on August 12, 2016 (the "Maturity Date"). The Credit Agreement also contains an increase option permitting the Company, subject to certain requirements, to arrange with existing lenders and/or new lenders for them to provide up to an aggregate of $250 million in additional commitments, which may be for revolving loans or term loans. Proceeds of loans made under the Credit Agreement may be used for working capital and general corporate purposes. No loans were made nor letters of credit issued under the Credit Agreement at closing, and no amounts were outstanding and no letters of credit were issued at September 30, 2011.

The loans bear interest, at the Company's option, at the base rate plus a spread of 0.50% to 1.50% or an adjusted LIBOR rate (based on one, two, three, or six-month interest periods) plus a spread of 1.50% to 2.50%, in each case with such spread being determined based on the consolidated leverage ratio for the preceding four fiscal quarter period. The base rate means the highest of JPMorgan Chase Bank, N.A.'s prime rate, the federal funds rate plus a margin equal to 0.50% and the adjusted LIBOR rate for a 1-month interest period plus a margin equal to 1.00%. Swingline loans accrue interest at a per annum rate based on the base rate plus the applicable margin for base rate loans. Base rate loans may only be made in U.S. Dollars. The Company is also obligated to pay other administration fees and letter of credit fees for a credit facility of this size and type.

Interest is due and payable in arrears quarterly for loans bearing interest at the base rate and at the end of an interest period (or at each three month interval in the case of loans with interest periods greater than three months) in the case of loans bearing interest at the adjusted LIBOR rate. Principal, together with all accrued and unpaid interest, is due and payable on the maturity date. The Company may prepay the loans and terminate the commitments, in whole or in part, at any time without premium or penalty, subject to certain conditions including minimum amounts in the case of commitment reductions and reimbursement of certain costs in the case of prepayments of LIBOR loans.

The Company's obligations under the Credit Agreement are guaranteed by certain of its subsidiaries meeting materiality thresholds set forth in the Credit Agreement. To secure the Company's obligations under the Credit Agreement, the Company and its domestic subsidiaries will be required to pledge the equity securities of certain of their respective material subsidiaries, subject to certain exceptions and limitations.

The Credit Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict the Company and its subsidiaries' ability to, among other things, incur subsidiary indebtedness, grant liens, merge or consolidate, dispose of assets, make investments, make acquisitions, enter into certain transactions with affiliates, pay dividends or make distributions, repurchase stock, enter into restrictive agreements and enter into sale and leaseback transactions, in each case subject to customary exceptions for a credit facility of this size and type. The Company is also required to maintain compliance with a consolidated leverage ratio and a consolidated interest coverage ratio.

The Credit Agreement includes customary events of default that, include among other things, non-payment defaults, inaccuracy of representations and warranties, covenant defaults, cross default to material indebtedness, bankruptcy and insolvency defaults, material judgment defaults, ERISA defaults and a change of control default. The occurrence of an event of default could result in the acceleration of the obligations under the Credit Agreement. Under certain circumstances, a default interest rate will apply on all obligations during the existence of an event of default under the Credit Agreement at a per annum rate equal to 2.00% above the applicable interest rate for any overdue principal and 2.00% above the rate applicable for base rate loans for any other overdue amounts.

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

The Company's technology license agreements generally include an indemnification clause that indemnifies the licensee against liability and damages (including legal defense costs) arising from any claims of patent, copyright, trademark or trade secret infringement by the Company's proprietary technology.  The terms of these indemnification provisions approximate the terms of the technology license agreements, which typically range from five to ten years.  The Company's current license agreements expire from 2011 through 2030.  The possible amount of future payments the Company could be required to make based on agreements that specify indemnification limits, if such indemnifications were required on all of these agreements, is approximately $94 million. There are some licensing agreements in place that do not specify indemnification limits.  The Company had not recorded any liabilities related to these indemnification obligations as of September 30, 2011.

Contingent liabilities in the amount of $13.0 million were recorded in connection with the SST acquisition as an adverse outcome was determined to be probable and estimable.  At September 30, 2011, there were no material changes to the amount recognized at the acquisition date for these contingencies.

(17)	Derivative Instruments

The Company has international operations and is thus subject to foreign currency rate fluctuations.  To manage the risk of changes in foreign currency rates, the Company periodically enters into derivative contracts comprised of foreign currency forward contracts to hedge its asset and liability foreign currency exposure and a portion of its foreign currency operating expenses.  Approximately 99% of the Company's sales are U.S. Dollar denominated.  To date, the exposure related to foreign exchange rate volatility has not been material to the Company's operating results.  As of September 30, 2011 and March 31, 2011, the Company had no foreign currency derivatives outstanding.  The Company recognized an immaterial amount of net realized losses on foreign currency derivatives in the three and six months ended September 30, 2011 and an immaterial amount of net realized gains on foreign currency derivatives in the three and six months ended September 30, 2010.

(18)	Comprehensive Income

Comprehensive income consists of net income offset by net unrealized gains and losses on available-for-sale investments.  The components of other comprehensive income and related tax effects were as follows (amounts in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Change in unrealized gains and losses on investments, net of tax effect of $(547), $1,265, $(428) and $(3,252), respectively.	$(5,881)	$6,043	$(3,954)	$(1,242)

Comprehensive income was $73.4 million and $174.6 million in the three and six months ended September 30, 2011, and $109.1 million and $191.4 million in the three and six months ended September 30, 2010.

(19)	Equity Incentive Plans

Share-Based Compensation Expense

The following table presents the details of the Company's share-based compensation expense (amounts in thousands):

	Three Months Ended				Six Months Ended
	September 30,				September 30,
	2011		2010		2011		2010
Cost of sales	$1,608	(1)	$1,743	(1)	$3,007	(1)	$3,708	(1)
Research and development	3,556		3,025		6,969		6,192
Selling, general and administrative	4,320		4,157		8,532		8,476
Pre-tax effect of share-based compensation	9,484		8,925		18,508		18,376
Income tax benefit	1,226		1,114		2,394		2,276
Net income effect of share-based compensation	$8,258		$7,811		$16,114		$16,100

(1) During the three and six months ended September 30, 2011, $1.7 million and $3.3 million, respectively, of share-based compensation expense was capitalized to inventory and $1.6 million and $3.0 million, respectively, of previously capitalized share-based compensation expenses in inventory was sold.  During the three and six months ended September 30, 2010, $1.7 million and $3.7 million, respectively, of share-based compensation expense was capitalized to inventory and $1.7 million and $3.7 million, respectively, of previously capitalized share-based compensation expense in inventory was sold.

The amount of unearned share-based compensation currently estimated to be expensed in the remainder of fiscal 2012 through fiscal 2016 related to unvested share-based payment awards at September 30, 2011 is $72.1 million.  The weighted average period over which the unearned share-based compensation is expected to be recognized is approximately 2.07 years.

Combined Incentive Plan Information

The total intrinsic value of restricted stock units (RSUs) which vested during the three and six months ended September 30, 2011 was $7.8 million and $18.5 million, respectively.  The aggregate intrinsic value of RSUs outstanding at September 30, 2011 was $172.1 million, calculated based on the closing price of the Company's common stock of $31.11 per share on September 30, 2011.  At September 30, 2011, the weighted average remaining expense recognition period was 2.12 years.

The weighted average fair value per share of the RSUs awarded is calculated based on the fair market value of the Company's common stock on the respective grant dates discounted for the Company's expected dividend yield.  The weighted average fair value per share of RSUs awarded in the three and six-month periods ended September 30, 2011was $31.61 and $32.27, respectively. The weighted average fair value per share of RSUs awarded in the three and six-month periods ended September 30, 2010 was $23.45 and $23.49, respectively.

The total intrinsic value of options exercised during the three and six months ended September 30, 2011 was $1.1 million and $13.1 million, respectively.  This intrinsic value represents the difference between the fair market value of the Company's common stock on the date of exercise and the exercise price of each equity award.

The aggregate intrinsic value of options outstanding and options exercisable at September 30, 2011 was $27.6 million.  The aggregate intrinsic values were calculated based on the closing price of the Company's common stock of $31.11 per share on September 30, 2011.

As of September 30, 2011 and 2010, the number of option shares exercisable was 4,566,785 and 7,493,700, respectively, and the weighted average exercise price per share was $25.17 and $24.74, respectively.

There were no stock options granted in either of the three and six months ended September 30, 2011 and 2010.

(20)	Net Income Per Common Share

The following table sets forth the computation of basic and diluted net income per common share from continuing operations (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Net income from continuing operations	$79,287	$104,748	$178,580	$196,625
Weighted average common shares outstanding	190,809	186,303	190,461	185,922
Dilutive effect of stock options and RSUs	4,107	4,401	4,332	4,466
Dilutive effect of convertible debt	5,283	—	7,590	—
Weighted average common and potential common shares outstanding	200,199	190,704	202,383	190,388
Basic net income per common share – continuing operations	$0.42	$0.56	$0.94	$1.06
Diluted net income per common share – continuing operations	$0.40	$0.55	$0.88	$1.03

Diluted net income per common share for continuing operations for the three and six-month periods ended September 30, 2011 includes 5,282,795 and 7,589,675 shares, respectively, issuable upon the exchange of debentures (see Note 14).  Diluted net income per common share for continuing operations for the three and six-month periods ended September 30, 2010 does not include any incremental shares issuable upon the exchange of debentures.  The debentures have no impact on diluted net income per common share unless the average price of the Company's common stock exceeds the conversion price because the principal amount of the debentures will be settled in cash upon conversion.  Prior to conversion, the Company will include, in the diluted net income per common share calculation, the effect of the additional shares that may be issued when the Company's common stock price exceeds the conversion price using the treasury stock method.  The weighted average conversion price per share used in calculating the dilutive effect of the convertible debt for the three and six months ended September 30, 2011 was $28.64 and $28.78, respectively.

Diluted net loss per common share from discontinued operations for the three and six-month periods ended September 30, 2010 was $(0.01) and $(0.02), respectively. There was no diluted net income or loss from discontinued operations for the three and six-month periods ended September 30, 2011.

Weighted average common shares exclude the effect of anti-dilution option shares.  For the three and six-month periods ended September 30, 2011, the number of option shares that were antidilutive was 119,838 and 53,374, respectively. For the three and six-month periods ended September 30, 2010, the number of option shares that were antidilutive was 353,184 and 432,134, respectively.

(21)    Dividends

A quarterly cash dividend of $0.347 per share was paid on September 1, 2011 in the aggregate amount of $66.2 million.  Through the first six months of fiscal 2012, cash dividends of $0.693 per share have been paid in the aggregate amount of $132.1 million. A quarterly cash dividend of $0.348 per share was declared on November 3, 2011 and will be paid on December 5, 2011 to stockholders of record as of November 21, 2011. The Company expects the December 2011 payment of its quarterly cash dividend to be approximately $66.7 million.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

This report, including "Part I – Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Part II - Item 1A Risk Factors" contains certain forward-looking statements that involve risks and uncertainties, including statements regarding our strategy, financial performance and revenue sources.  We use words such as "anticipate," "believe," "plan," "expect," "future," "intend" and similar expressions to identify forward-looking statements.  Our actual results could differ materially from the results anticipated in these forward-looking statements as a result of certain factors including those set forth under "Risk Factors," beginning at page 36 and elsewhere in this Form 10-Q.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  You should not place undue reliance on these forward-looking statements.  We disclaim any obligation to update information contained in any forward-looking statement.  These forward-looking statements include, without limitation, statements regarding the following:

•	The effects that adverse global economic conditions and fluctuations in the global credit and equity markets may have on our financial condition and results of operations;

•	The effects and amount of competitive pricing pressure on our product lines;

•	Our ability to moderate future average selling price declines;

•	The effect of product mix, capacity utilization, yields, fixed cost absorption, competition and economic conditions on gross margin;

•	The amount of, and changes in, demand for our products and those of our customers;

•	The level of orders that will be received and shipped within a quarter;

•	Our expectation that we will grow inventory levels in the December 2011 quarter and that it will allow us to maintain competitive lead times;

•	The effect that distributor and customer inventory holding patterns will have on us;

•	Our belief that customers recognize our products and brand name and use distributors as an effective supply channel;

•	Our belief that deferred cost of sales are recorded at their approximate carrying value and will have low risk of material impairment;

•	Our belief that our direct sales personnel combined with our distributors provide an effective means of reaching our customer base;

•	Our ability to increase the proprietary portion of our analog and interface product lines and the effect of such an increase;

•	Our belief that our processes afford us both cost-effective designs in existing and derivative products and greater functionality in new product designs;

•	The impact of any supply disruption we may experience;

•	Our ability to effectively utilize our facilities at appropriate capacity levels and anticipated costs;

•	That we adjust capacity utilization to respond to actual and anticipated business and industry-related conditions;

•	That our existing facilities will provide sufficient capacity to respond to increases in demand with modest incremental capital expenditures;

•	That manufacturing costs will be reduced by transition to advanced process technologies;

•	Our ability to maintain manufacturing yields;

•	Continuing our investments in new and enhanced products;

•	The cost effectiveness of using our own assembly and test operations;

•	Our anticipated level of capital expenditures;

•	Continuation and amount of quarterly cash dividends;

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

We begin our Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) with a summary of Microchip's overall business strategy to give the reader an overview of the goals of our business and the overall direction of our business and products.  This is followed by a discussion of the Critical Accounting Policies and Estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results.  We then discuss our Results of Operations for the three and six months ended September 30, 2011 compared to the three and six months ended September 30, 2010.  We then provide an analysis of changes in our balance sheet and cash flows, and discuss our financial commitments in sections titled "Liquidity and Capital Resources," "Contractual Obligations" and "Off-Balance Sheet Arrangements."

Strategy

Our goal is to be a worldwide leader in providing specialized semiconductor products for a wide variety of embedded control applications.  Our strategic focus is on embedded control products, which include microcontrollers, high-performance linear and mixed signal devices, power management and thermal management devices, interface devices, Serial EEPROMs, and our patented KeeLoq® security devices.  We provide highly cost-effective embedded control products that also offer the advantages of small size, high performance, low voltage/power operation and ease of development, enabling timely and cost-effective embedded control product integration by our customers.  With our acquisition of SST in April 2010, we added Flash-IP solutions and SuperFlash memory products to our strategic focus.  We license SuperFlash technology to foundries, IDMs and design partners throughout the world for use in the manufacture of their advanced microcontroller products.

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

We sell the majority of the items in our product catalog to our distributors worldwide at a uniform list price.  However, distributors resell our products to end customers at a very broad range of individually negotiated price points.  The majority of our distributors' resales require a reduction from the original list price paid.  Often, under these circumstances, we remit back to the distributor a portion of their original purchase price after the resale transaction is completed in the form of a credit against the distributors' outstanding accounts receivable balance.  The credits are on a per unit basis and are not given to the distributor until they provide information to us regarding the sale to their end customer.  The price reductions vary significantly based on the customer, product, quantity ordered, geographic location and other factors and discounts to a price less than our cost have historically been rare.  The effect of granting these credits establishes the net selling price to our distributors for the product and results in the net revenue recognized by us when the product is sold by the distributors to their end customers.  Thus, a portion of the "deferred income on shipments to distributors" balance represents the amount of distributors' original purchase price that will be credited back to the distributor in the future.  The wide range and variability of negotiated price concessions granted to distributors does not allow us to accurately estimate the portion of the balance in the deferred income on shipments to distributors account that will be credited back to the distributors.  Therefore, we do not reduce deferred income on shipments to distributors or accounts receivable by anticipated future concessions; rather, price concessions are typically recorded against deferred income on shipments to distributors and accounts receivable when incurred, which is generally at the time the distributor sells the product.  At September 30, 2011, we had approximately $218.7 million of deferred revenue and $74.5 million in deferred cost of sales recognized as $144.2 million of deferred income on shipments to distributors.  At March 31, 2011, we had approximately $208.1 million of deferred revenue and $68.1 million in deferred cost of sales recognized as $140.0 million of deferred income on shipments to distributors.  The deferred income on shipments to distributors that will ultimately be recognized in our income statement will be lower than the amount reflected on the balance sheet due to additional price credits to be granted to the distributors when the product is sold to their customers.  These additional price credits historically have resulted in the deferred income approximating the overall gross margins that we recognize in the distribution channel of our business.

Distributor advances, reflected as a reduction of deferred income on shipments to distributors on our condensed consolidated balance sheets, totaled $82.3 million at September 30, 2011 and $71.9 million at March 31, 2011.  On sales to distributors, our payment terms generally require the distributor to settle amounts owed to us for an amount in excess of their ultimate cost.  The sales price to our distributors may be higher than the amount that the distributors will ultimately owe us because distributors often negotiate price reductions after purchasing the product from us and such reductions are often significant.  It is our practice to apply these negotiated price discounts to future purchases, requiring the distributor to settle receivable balances, on a current basis, generally within 30 days, for amounts originally invoiced.  This practice has an adverse impact on the working capital of our distributors.  As such, we have entered into agreements with certain distributors whereby we advance cash to the distributors to reduce the distributor's working capital requirements.  These advances are reconciled at least on a quarterly basis and are estimated based on the amount of ending inventory as reported by the distributor multiplied by a negotiated percentage.  Such advances have no impact on our revenue recognition or our condensed consolidated statements of income.  We process discounts taken by distributors against our deferred income on shipments to distributors' balance and true-up the advanced amounts generally after the end of each completed fiscal quarter.  The terms of these advances are set forth in binding legal agreements and are unsecured, bear no interest on unsettled balances and are due upon demand.  The agreements governing these advances can be canceled by us at any time.

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

Share-Based Compensation

We measure fair value and recognize compensation expense for all share-based payment awards, including grants of employee stock options, RSUs and employee stock purchase rights, to be recognized in our financial statements based on their respective grant date fair values.  Total share-based compensation during the six months ended September 30, 2011 was $18.5 million, of which $15.5 million was reflected in operating expenses.  Total share-based compensation reflected in cost of sales during the six months ended September 30, 2011 was $3.0 million.  Total share-based compensation included in our inventory balance was $3.8 million at September 30, 2011.

Determining the appropriate fair-value model and calculating the fair value of share-based awards at the date of grant requires judgment.  The fair value of our RSUs is based on the fair market value of our common stock on the date of grant discounted for expected future dividends.  We use the Black-Scholes option pricing model to estimate the fair value of employee stock options and rights to purchase shares under our employee stock purchase plans.  Option pricing models, including the Black-Scholes model, also require the use of input assumptions, including expected volatility, expected life, expected dividend rate, and expected risk-free rate of return.  We use a blend of historical and implied volatility based on options freely traded in the open market as we believe this is more reflective of market conditions and a better indicator of expected volatility than using purely historical volatility.  The expected life of the awards is based on historical and other economic data trended into the future.  The risk-free interest rate assumption is based on observed interest rates appropriate for the terms of our awards.  The dividend yield assumption is based on our history and expectation of future dividend payouts.  We estimate the number of share-based awards which will be forfeited due to employee turnover.  Quarterly changes in the estimated forfeiture rate can have a significant effect on reported share-based compensation, as the effect of adjusting the rate for all expense amortization after April 1, 2006 is recognized in the period the forfeiture estimate is changed.  If the actual forfeiture rate is higher or lower than the estimated forfeiture rate, then an adjustment is made to increase or decrease the estimated forfeiture rate, which will result in a decrease or increase to the expense recognized in our financial statements.  If forfeiture adjustments are made, they would affect our gross margin, research and development expenses, and selling, general and administrative expenses.  The effect of forfeiture adjustments through the second quarter of fiscal 2012 was immaterial.

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

In periods where our production levels are substantially below our normal operating capacity, the reduced production levels of our manufacturing facilities are charged directly to cost of sales.  There were no such charges in the fiscal periods covered by this report.

Income Taxes

As part of the process of preparing our condensed consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate.  This process involves estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes.  These differences result in deferred tax assets and liabilities, which are included within our condensed consolidated balance sheets.  We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income within the relevant jurisdiction and to the extent we believe that recovery is not likely, we must establish a valuation allowance.  We have provided valuation allowances for certain of our deferred tax assets, including state net operating loss carryforwards, foreign tax credits and state tax credits, where it is more likely than not that some portion, or all of such assets, will not be realized. At September 30, 2011, the valuation allowances totaled $54.1 million. Should we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.  At September 30, 2011, our gross deferred tax asset was $96.5 million.

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

Junior Subordinated Convertible Debentures

 We separately account for the liability and equity components of our junior subordinated convertible debentures in a manner that reflects our nonconvertible debt (unsecured debt) borrowing rate when interest cost is recognized.  This results in a bifurcation of a component of the debt, classification of that component in equity and the accretion of the resulting discount on the debt to be recognized as part of interest expense in our condensed consolidated statements of income.  Additionally, certain embedded features of the debentures qualify as derivatives and are bundled as a compound embedded derivative that is measured at fair value.  Lastly, we include the dilutive effect of the shares of our common stock issuable upon conversion of the outstanding junior subordinated convertible debentures in our diluted income per share calculation regardless of whether the market price trigger or other contingent conversion feature has been met.  We apply the treasury stock method as we have the intent and current ability to settle the principal amount of the junior subordinated convertible debentures in cash.  This method results in incremental dilutive shares when the average fair value of our common stock for a reporting period exceeds the conversion price per share which was $28.48 at September 30, 2011 and adjusts as dividends are recorded in the future.

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

Results of Continuing Operations

The following table sets forth certain operational data as a percentage of net sales for the periods indicated:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	42.7	41.1	42.0	41.5
Gross profit	57.3	58.9	58.0	58.5
Research and development	13.3	11.5	12.7	11.4
Selling, general and administrative	15.3	15.1	15.3	15.5
Special charges	—	0.1	—	0.2
Operating income	28.7%	32.2%	30.0%	31.4%

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

Our net sales for the quarter ended September 30, 2011 were $340.6 million, a decrease of 9.1% from the previous quarter's sales of $374.5 million, and a decrease of 10.9% from net sales of $382.3 million in the quarter ended September 30, 2010.  Our net sales for the six months ended September 30, 2011 were $715.1 million, a decrease of 3.3% from net sales of $739.4 in the six months ended September 30, 2010. The decreases in net sales for these periods were due primarily to general economic and semiconductor conditions. Average selling prices for our semiconductor products were up approximately 2.0% for the three-month period ended September 30, 2011 over the corresponding period of the previous fiscal year.  The average selling prices for our semiconductor products were up approximately 2.9% for the six-month period ended September 30, 2011 over the corresponding period of the previous fiscal year. The number of units of our semiconductor products sold was down approximately 15.0% for the three-month period ended September 30, 2011, and 8.7% for the six-month period ended September 30, 2011 over the corresponding periods of the previous fiscal year.

The average selling prices and the unit volumes of our sales are impacted by the mix of our products sold and overall semiconductor market conditions.  Key factors related to the amount of net sales during the three and six-month periods ended September 30, 2011 compared to the three and six-month periods ended September 30, 2010 include:

•	global economic conditions in the markets we serve;

•	semiconductor industry conditions;

•	inventory holding patterns of our customers;

•	increasing semiconductor content in our customers' products;

•	customers' increasing needs for the flexibility offered by our programmable solutions;

•	our new product offerings that have increased our served available market; and

•	continued market share gains in the segments of the markets we address.

Sales by product line for the three and six months ended September 30, 2011 and 2010 were as follows (dollars in thousands):

	Three Months Ended				Six Months Ended
	September 30,				September 30,
	(unaudited)				(unaudited)
	2011	%	2010	%	2011	%	2010	%
Microcontrollers	$226,995	66.6	$256,720	67.2	$482,752	67.5	$501,907	67.9
Memory products	44,672	13.1	61,878	16.2	95,812	13.4	116,888	15.8
Analog and interface products	42,275	12.4	46,401	12.1	84,850	11.9	87,972	11.9
Technology licensing	21,984	6.5	17,272	4.5	42,631	6.0	32,629	4.4
Other	4,676	1.4	—	—	9,064	1.2	—	—
Total sales	$340,602	100.0%	$382,271	100.0%	$715,109	100.0%	$739,396	100.0%

Microcontrollers

Our microcontroller product line represents the largest component of our total net sales.  Microcontrollers and associated application development systems accounted for approximately 66.6% of our total net sales for the three-month period ended September 30, 2011 and approximately 67.5% of our total net sales for the six-month period ended September 30, 2011 compared to approximately 67.2% of our total net sales for the three-month period ended September 30, 2010 and approximately 67.9% of our total net sales for the six-month period ended September 30, 2010.

Net sales of our microcontroller products decreased approximately 11.6% in the three-month period ended September 30, 2011 and approximately 3.8% in the six-month period ended September 30, 2011 compared to the three and six-month periods ended September 30, 2010.  These sales decreases were driven primarily by general economic and semiconductor industry conditions in the end markets that we serve including the consumer, automotive, industrial control, communications and computing markets, which offset market share gains.

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

Memory Products

Sales of our memory products accounted for approximately 13.1% of our total net sales for the three-month period ended September 30, 2011 and approximately 13.4% of our total net sales in the six-month period ended September 30, 2011 compared to approximately 16.2% of our total net sales for the three-month period ended September 30, 2010 and approximately 15.8% of our total net sales in the six-month period ended September 30, 2010.

Net sales of our memory products decreased approximately 27.8% in the three-month period ended September 30, 2011 and approximately 18.0% in the six-month period ended September 30, 2011 compared to the three and six-month periods ended September 30, 2010. These sales decrease were driven primarily by adverse customer demand conditions within the Serial EEPROM and Flash memory markets and general economic and semiconductor industry conditions.

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

Analog and Interface Products

Sales of our analog and interface products accounted for approximately 12.4% of our total net sales for the three-month period ended September 30, 2011 and approximately 11.9% of our total net sales for the six-month period ended September 30, 2011 compared to approximately 12.1% of our total net sales for the three-month period ended September 30, 2010 and approximately 11.9% of our total net sales for the six-month period ended September 30, 2010.

Net sales of our analog and interface products decreased approximately 8.9% in the three-month period ended September 30, 2011 and approximately 3.5% in the six-month period ended September 30, 2011 compared to the three and six-month periods ended September 30, 2010.  These sales decreases were driven primarily by general economic and semiconductor industry conditions which offset market share gains achieved within the analog and interface market.

Analog and interface products can be proprietary or non-proprietary in nature.  Currently, we consider more than 70% of our analog and interface product mix to be proprietary in nature, where prices are relatively stable, similar to the pricing stability experienced in our microcontroller products.  The non-proprietary portion of our analog and interface business will experience price fluctuations driven primarily by the current supply and demand for those products.  We may be unable to maintain the average selling prices of our analog and interface products as a result of increased pricing pressure in the future, which would adversely affect our operating results.  We anticipate the proprietary portion of our analog and interface products will continue to increase over time.

Technology Licensing

Technology licensing revenue includes a combination of royalties associated with technology licensed for the use of our SuperFlash technology and fees for engineering services.  Technology licensing accounted for approximately 6.5% of our total net sales for the three-month period ended September 30, 2011 and approximately 6.0% of our total net sales for the six-month period ended September 30, 2011 compared to approximately 4.5% of our total net sales for the three-month period ended September 30, 2010 and approximately 4.4% of our total net sales for the six-month period ended September 30, 2010.

Net sales related to our technology licensing increased approximately 27.3% in the three-month period ended September 30, 2011 and approximately 30.7% in the six-month period ended September 30, 2011 compared to the three and six-month periods ended September 30, 2010. These sales increases were driven primarily by market share gains.

Revenue from technology licensing can fluctuate over time due to semiconductor industry and general economic conditions.

Other

Revenue from assembly and test subcontracting services performed during the three-month period ended September 30, 2011 accounted for approximately 1.4% of our total net sales. During the six-month period ended September 30, 2011, revenue from assembly and test subcontracting services accounted for approximately 1.2% of our total net sales. Our assembly and test subcontracting services revenue are a result of our acquisition of Millennium Microtech Thailand (MMT) in the fourth quarter of fiscal 2011.

Distribution

Distributors accounted for approximately 59% of our net sales in the three-month period ended September 30, 2011 and approximately 58% of our net sales in the three-month period ended September 30, 2010.  Distributors accounted for approximately 59% of our net sales in the six-month period ended September 30, 2011 and approximately 56% of our net sales in the six-month period ended September 30, 2010. Our distributors focus primarily on servicing the product requirements of a broad base of diverse customers.  We believe that distributors provide an effective means of reaching this broad and diverse customer base.  We believe that customers recognize Microchip for its products and brand name and use distributors as an effective supply channel.

Our largest distributor accounted for approximately 10% of our net sales in each of the three and six-month periods ended September 30, 2011 compared to approximately 10% of our net sales in the three-month period ended September 30, 2010 and approximately 11% of our net sales in the six-month period ended September 30, 2010.

Generally, we do not have long-term agreements with our distributors and we, or our distributors, may terminate our relationships with each other with little or no advanced notice.  The loss of, or the disruption in the operations of, one or more of our distributors could reduce our future net sales in a given quarter and could result in an increase in inventory returns.

At September 30, 2011, our distributors maintained 46 days of inventory of our products compared to 40 days of inventory at March 31, 2011.  Over the past three fiscal years, the days of inventory maintained by our distributors have fluctuated between 34 days and 46 days.  We do not believe that inventory holding patterns at our distributors will materially impact our net sales, due to the fact that we recognize revenue based on sell-through for all our distributors.

Sales by Geography

Sales by geography for the three and six-month periods ended September 30, 2011 and 2010 were as follows (dollars in thousands):

	Three Months Ended				Six Months Ended
	September 30,				September 30,
	(unaudited)				(unaudited)
	2011	%	2010	%	2011	%	2010	%
Americas	$71,695	21.1	$79,534	20.8	$150,801	21.1	$154,249	20.9
Europe	81,815	24.0	81,401	21.3	171,214	23.9	159,057	21.5
Asia	187,092	54.9	221,336	57.9	393,094	55.0	426,090	57.6
Total sales	$340,602	100.0%	$382,271	100.0%	$715,109	100.0%	$739,396	100.0%

Our sales to foreign customers have been predominately in Asia and Europe, which we attribute to the manufacturing strength in those areas for automotive, communications, computing, consumer and industrial control products.  Americas sales include sales to customers in the U.S., Canada, Central America and South America.

Sales to foreign customers accounted for approximately 82% of our net sales in each of the three and six-month periods ended September 30, 2011. Sales to foreign customers accounted for approximately 81% of our net sales in the three-month period ended September 30, 2010 and approximately 80% of our net sales in the six-month period ended September 30, 2010. Substantially all of our foreign sales are U.S. Dollar denominated.  Sales to customers in Asia have generally increased over time due to many of our customers transitioning their manufacturing operations to Asia and growth in demand from the emerging Asian market.  Our sales force in the Americas and Europe supports a significant portion of the design activity for products which are ultimately shipped to Asia.

       Gross Profit

Our gross profit was $195.0 million in the three months ended September 30, 2011 and $225.0 million in the three months ended September 30, 2010.  Our gross profit was $414.7 million in the six months ended September 30, 2011 and $432.4 million in the six months ended September 30, 2010. Gross profit as a percent of sales was 57.3% in the three months ended September 30, 2011 and 58.9% in the three months ended September 30, 2010.  Gross profit as a percentage of sales was 58.0% in the six months ended September 30, 2011 and 58.5% in the six months ended September 30, 2010.

The most significant factors affecting our gross profit percentage in the periods covered by this Form 10-Q were:

•	fluctuations in the capacity utilization of our manufacturing facilities;

•	for the three and six months ended September 30, 2011, inventory write-downs being higher than the gross margin impact of sales of inventory that was previously written down;

•	for the three and six months ended September 30, 2010, inventory write-downs being lower than the gross margin impact of sales of inventory that was previously written down; and

•	fluctuations in our product mix of microcontrollers, analog products, memory products and technology licensing.

Other factors that impacted our gross profit percentage in the periods covered by this Form 10-Q include:

•	continual cost reductions in wafer fabrication and assembly and test manufacturing, such as new manufacturing technologies and more efficient manufacturing techniques; and

•	lower depreciation as a percentage of cost of sales.

We adjust our wafer fabrication and assembly and test capacity utilization as required to respond to actual and anticipated business and industry-related conditions.  Our wafer fabrication facilities operated at or above normal capacity levels, which we typically consider to be 90% to 95% of the actual capacity of our installed equipment, during each of the three and six-month periods ended September 30, 2011 and 2010.  During each of the three and six-month periods ended September 30, 2011 and 2010, we operated at normal capacity levels at our Thailand facility. During the third quarter of fiscal 2012, we reduced wafer starts in our wafer fabrication facilities as well as lowered output from our Thailand facility to control inventory balances in response to a slowdown in global economic conditions. These recent actions will likely have a negative impact on our gross margins.

The process technologies utilized in our wafer fabs impact our gross margins.  Fab 2 currently utilizes various manufacturing process technologies, but predominantly utilizes our 0.5 to 1.0 micron processes.  Fab 4 predominantly utilizes our 0.22 to 0.5 micron processes.  We continue to transition products to more advanced process technologies to reduce future manufacturing costs.  All of our production has been on 8-inch wafers during the periods covered by this Form 10-Q.

Our overall inventory levels were $211.2 million at September 30, 2011, compared to $180.8 million at March 31, 2011.  We maintained 132 days of inventory on our balance sheet at September 30, 2011 compared to 107 days of inventory at March 31, 2011.  We expect to grow our inventory levels in the December 2011 quarter, which we believe will allow us to maintain competitive lead times and provide strong delivery performance to our customers and allow us to keep our fiscal 2012 and 2013 capital expenditures at low levels.

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

At September 30, 2011, approximately 67% of our assembly requirements were performed in our Thailand facility compared to approximately 57% of our assembly requirements at September 30, 2010.  The percentage of our assembly work that is performed internally fluctuates over time based on supply and demand conditions in the semiconductor industry and our internal capacity capabilities.  Third-party contractors located in Asia perform the balance of our assembly operations.  At September 30, 2011, approximately 92% of our test requirements were performed in our Thailand facility compared to approximately 87% of our test requirements being performed in our Thailand facility at September 30, 2010.  We believe that the assembly and test operations performed at our Thailand facility provide us with significant cost savings when compared to contractor assembly and test costs, as well as increased control over these portions of the manufacturing process.

We rely on outside wafer foundries for a portion of our wafer fabrication requirements.  As a result of our acquisition of SST in the first quarter of fiscal 2011, we have become more reliant on outside foundries for our wafer fabrication requirements.  In the six months ended September 30, 2011, approximately 20% of our total net sales related to wafers that were purchased from outside foundries.

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

Research and Development (R&D)

R&D expenses for the three months ended September 30, 2011 were $45.4 million, or 13.3% of net sales, compared to $43.7 million, or 11.5% of net sales, for the three months ended September 30, 2010.  R&D expenses for the six months ended September 30, 2011 were $90.7 million, or 12.7% of net sales, compared to $84.3 million, or 11.4% of net sales, for the six months ended September 30, 2010. We are committed to investing in new and enhanced products, including development systems software, and in our design and manufacturing process technologies.  We believe these investments are significant factors in maintaining our competitive position.  R&D costs are expensed as incurred.  Assets purchased to support our ongoing research and development activities are capitalized when related to products which have achieved technological feasibility or that have alternative future uses and are amortized over their expected useful lives.  R&D expenses include labor, depreciation, masks, prototype wafers, and expenses for the development of process technologies, new packages, and software to support new products and design environments.

R&D expenses increased $1.7 million, or 3.8%, for the three months ended September 30, 2011 over the same period last year.  R&D expenses increased $6.4 million or 7.6% for the six months ended September 30, 2011 over the same period last year. The primary reason for the dollar increase in R&D costs over these periods were higher headcount costs, offset by reductions in bonus costs and other discretionary spending.

Selling, General and Administrative

Selling, general and administrative expenses for the three months ended September 30, 2011 were $52.0 million, or 15.3% of net sales, compared to $57.6 million, or 15.1% of net sales, for the three months ended September 30, 2010.  Selling, general and administrative expenses for the six months ended September 30, 2011 were $109.6 million, or 15.3% of net sales, compared to $114.8 million, or 15.5% of net sales, for the six months ended September 30, 2010. Selling, general and administrative expenses include salary and other expenses related to field sales, marketing and administrative personnel, advertising and promotional expenditures and legal expenses.  Selling, general and administrative expenses also include costs related to our direct sales force and field applications engineers who work in sales offices worldwide to stimulate demand by assisting customers in the selection and use of our products.

Selling, general and administrative expenses decreased $5.6 million, or 9.7%, for the three months ended September 30, 2011 over the same period last year.  Selling, general and administrative expenses decreased $5.2 million, or 4.5%, for the six months ended September 30, 2011 over the same period last year. The primary reason for the dollar decreases in selling, general and administrative costs over these periods were reductions in bonus costs and other discretionary spending which offset additional headcount costs.

Special Charges

During the three and six months ended September 30, 2010, we incurred $0.6 million and $1.0 million, respectively, of severance-related and office closure costs associated with our acquisition of SST. There were no such charges in the three or six months ended September 30, 2011.

Other Income (Expense)

Interest income in the three months ended September 30, 2011 decreased to $4.0 million from $4.1 million in the three months ended September 30, 2010.  Interest income in the six months ended September 30, 2011 decreased to $8.0 million from $8.4 million in the six months ended September 30, 2010. The decreases in interest income in these periods was due primarily to lower interest rates applying to our short-term investments. Interest expense related to our 2.125% junior subordinated convertible debentures in the three and six months ended September 30, 2011 was $8.4 million and $16.4 million, respectively, compared to $8.0 million and $15.8 million, respectively, in the three and six months ended September 30, 2010.  Other expense, net in the three and six months ended September 30, 2011 was $2.5 million and $1.4 million, respectively, compared to other income, net of $1.9 million and $1.4 million, respectively, in the three and six months ended September 30, 2010. The increases in other expense, net in the three and six months endedSeptember 30, 2011 over the corresponding periods of the previous fiscal year resulted primarily from $0.9 million and $0.2 million, respectively, of net realized losses on foreign currency derivatives in the three and six months ended September 30, 2011 compared to $0.6 million and $0.2, respectively, of net realized gains on foreign currency derivatives in the three and six months ended September 30, 2010. Also included in the other expense, net in the three and six months ended September 30, 2011 were $1.9 million of losses related to our publicly traded securities as further discussed in Note 6 of the notes to condensed consolidated financial statements.

Provision for Income Taxes

Our provision for income taxes reflects tax on foreign earnings and federal and state tax on U.S. earnings.  We had an effective tax rate from continuing operations of 12.2% for the three-month period ended September 30, 2011 and 13.4% for the three-month period ended September 30, 2010.  We had an effective tax rate from continuing operations of 12.5% for the six-month period ended September 30, 2011 and 13.1% for the six-month period ended September 30, 2010. Our effective tax rate is lower than statutory rates in the U.S. due primarily to our mix of earnings in foreign jurisdictions with lower tax rates.

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

Liquidity and Capital Resources

We had $1,775.4 million in cash, cash equivalents and short-term and long-term investments at September 30, 2011, an increase of $67.1 million from the March 31, 2011 balance.  The increase in cash, cash equivalents and short-term and long-term investments over this time period is primarily attributable to cash generated from operating activities being offset by dividend payments of $132.1 million.

Net cash provided from operating activities was $238.1 million for the six-month period ended September 30, 2011 compared to $291.4 million for the six-month period ended September 30, 2010.  The decrease in cash flow from operations in the six-month period ended September 30, 2011 compared to the six-month period ended September 30, 2010 was primarily due to changes in our operating assets and liabilities and lower net income during the six-month period ended September 30, 2011.

During the six months ended September 30, 2011, net cash used in investing activities was $160.8 million compared to net cash used in investing activities of $254.8 million for the six months ended September 30, 2010.  The decrease in net cash used in investing activities was due primarily to our purchase of SST during the six months ended September 30, 2010.

Our level of capital expenditures varies from time to time as a result of actual and anticipated business conditions.  Capital expenditures in the six months ended September 30, 2011 were $52.4 million compared to $65.9 million for the six months ended September 30, 2010.  Capital expenditures are primarily for the expansion of production capacity and the addition of research and development equipment.  We currently intend to spend approximately $50 million during the next twelve months to invest in equipment and facilities to maintain, and selectively increase, capacity to meet our currently anticipated needs.

We expect to finance capital expenditures through our existing cash balances and cash flows from operations.  We believe that the capital expenditures anticipated to be incurred over the next twelve months will provide sufficient manufacturing capacity to meet our currently anticipated needs.

Net cash used in financing activities was $106.0 million for the six months ended September 30, 2011 compared to net cash used in financing activities of $105.1 million for the six months ended September 30, 2010.  Proceeds from the exercise of stock options and employee purchases under our employee stock purchase plans were $25.7 million for the six months ended September 30, 2011 and $22.3 million for the six months ended September 30, 2010.  We paid cash dividends to our stockholders of $132.1 million in the six months ended September 30, 2011 and $127.4 million in the six months ended September 30, 2010.

On August 12, 2011, we entered into a credit agreement with certain lenders.  The credit agreement provides for a $750 million revolving credit facility, with a $100 million foreign currency sublimit, a $25 million letter of credit sublimit and a $15 million swingline loan sublimit, terminating on August 12, 2016. The credit agreement also contains an increase option permitting us, subject to certain requirements, to arrange with existing lenders and/or new lenders for them to provide up to an aggregate of $250 million in additional commitments, which may be for revolving loans or term loans. Proceeds of loans made under the credit agreement may be used for working capital and general corporate purposes. No loans were made nor letters of credit issued under the credit agreement at closing, and no amounts were outstanding and no letters of credit were issued at September 30, 2011.  See Note 15 of the notes to condensed consolidated financial statements for more information regarding the credit agreement.

We enter into derivative transactions from time to time in an attempt to reduce our exposure to currency rate fluctuations.  Although none of the countries in which we conduct significant foreign operations has had a highly inflationary economy in the last five years, there is no assurance that inflation rates or fluctuations in foreign currency rates in countries where we conduct operations will not adversely affect our operating results in the future.  At September 30, 2011, we had no foreign currency forward contracts outstanding.

On December 11, 2007, we announced that our Board of Directors had authorized the repurchase of up to an additional 10.0 million shares of our common stock in the open market or in privately negotiated transactions.  As of September 30, 2011, we had repurchased 7.5 million shares under this 10.0 million share authorization for a total of $234.7 million.  There is no expiration date associated with this program.  The timing and amount of future repurchases will depend upon market conditions, interest rates, and corporate considerations.

As of September 30, 2011, we held approximately 27.7 million shares as treasury shares.

On October 28, 2002, we announced that our Board of Directors had approved and instituted a quarterly cash dividend on our common stock.  A quarterly dividend of $0.347 per share was paid on September 1, 2011 in the aggregate amount of $66.2 million. A quarterly dividend of $0.348 per share was declared on November 3, 2011 and will be paid on December 5, 2011 to stockholders of record as of November 21, 2011. We expect the aggregate December cash dividend to be approximately $66.7 million. Our Board is free to change our dividend practices at any time and to increase or decrease the dividend paid, or not to pay a dividend on our common stock on the basis of our results of operations, financial condition, cash requirements and future prospects, and other factors deemed relevant by our Board.  Our current intent is to provide for ongoing quarterly cash dividends depending upon market conditions and our results of operations.

We believe that our existing sources of liquidity combined with cash generated from operations will be sufficient to meet our currently anticipated cash requirements for at least the next 12 months.  However, the semiconductor industry is capital intensive.  In order to remain competitive, we must constantly evaluate the need to make significant investments in capital equipment for both production and research and development.  We may borrow under our Credit Agreement or seek additional equity or debt financing from time to time to maintain or expand our wafer fabrication and product assembly and test facilities, or for acquisitions or other purposes.  The timing and amount of any such financing requirements will depend on a number of factors, including demand for our products, changes in industry conditions, product mix, competitive factors and our ability to identify suitable acquisition candidates.  There can be no assurance that such financing will be available on acceptable terms, and any additional equity financing would result in incremental ownership dilution to our existing stockholders.

Contractual Obligations

There have not been any material changes in our contractual obligations from what we disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2011.

Off-Balance Sheet Arrangements

As of September 30, 2011, we are not involved in any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Recently Issued Accounting Pronouncements

Goodwill. In September 2011, the FASB issued an amendment to the existing guidance on the annual testing of goodwill for impairment. The amended guidance allows companies to assess qualitative factors to determine if it is more-likely-than-not that goodwill might be impaired and whether it is necessary to perform the two-step goodwill impairment test required under current accounting standards. This guidance is effective for annual and interim periods beginning after December 15, 2011, with early adoption permitted. The adoption of this amendment is not anticipated to have a material impact on our condensed consolidated financial statements and related disclosures.

Comprehensive Income. In June 2011, the FASB issued an amendment to the existing guidance on the presentation of comprehensive income. Under the amended guidance, entities have the option to present the components of net income and other comprehensive income in either a single continuous statement of comprehensive income or in two separate but consecutive statements. Entities no longer have the option of presenting the components of other comprehensive income within the statement of changes in stockholders' equity. This amendment is effective on a retrospective basis for fiscal years, and interim periods within those years, beginning after December 15, 2011, which for us is the first quarter in fiscal 2013. The adoption of this amendment will result in a change to the current presentation of comprehensive income, but will not have any impact on our condensed consolidated financial statements and related disclosures.

Fair Value Measurement. In May 2011, the FASB issued amendments to the existing guidance on fair value measurement. The amendments are intended to create consistency between U.S. generally accepted accounting standards and International Financial Reporting Standards on measuring fair value and disclosing information about fair value measurements. The amendments clarify the application of existing fair value measurement requirements including (i) the application of the highest and best use valuation premise concepts, (ii) measuring the fair value of an instrument classified in a reporting entity's stockholders' equity, and (iii) quantitative information required for fair value measurements categorized within Level 3. In addition, the amendments require additional disclosure for Level 3 measurements regarding the sensitivity of fair value to changes in unobservable inputs and any interrelationships between those inputs. These amendments are effective for interim and annual periods beginning after December 15, 2011, which for us is our fiscal year 2013. These changes are required to be applied prospectively. We do not anticipate that the adoption of these amendments will have a material impact on our condensed consolidated financial statements and related disclosures.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Our investments are intended to establish a high-quality portfolio that preserves principal, meets liquidity needs, avoids inappropriate concentrations, and delivers an appropriate yield in relationship to our investment guidelines and market conditions. Our investment portfolio, consisting of fixed income securities, money market funds, cash deposits, and marketable securities that we hold on an available-for-sale basis, was $1,775.4 million as of September 30, 2011 compared to $1,708.3 million as of March 31, 2011. Our available-for-sale debt securities, like all fixed income instruments, are subject to interest rate risk and will decline in value if market interest rates increase.  We have the ability to hold our fixed income investments until maturity and, therefore, we would not expect to recognize any material adverse impact in income or cash flows if market interest rates increase.

At September 30, 2011, $11.7 million of the fair value of our investment portfolio was invested in ARS.  Historically, the carrying value of ARS approximated fair value due to the frequent resetting of the interest rates.  With the continuing liquidity issues experienced in the global credit and capital markets, our ARS have experienced multiple failed auctions and are not liquid.  While we continue to earn interest on these investments based on a pre-determined formula with spreads tied to particular interest rate indices, the estimated market value for a portion of these ARS no longer approximates the original purchase value. The fair value of the failed ARS of $11.7 million has been estimated based on market information and estimates determined by management and could change significantly based on market conditions.  We evaluated the impairments in the value of these ARS, determining our intent to sell these securities prior to the recovery of our amortized cost basis resulted in the securities being other-than-temporarily impaired and recognized impairment charges on these investments of $0.4 million in the three months ended September 30, 2011.  If the issuers are unable to successfully close future auctions or if their credit ratings deteriorate further, we may be required to further adjust the carrying value of the investments through an additional impairment charge to earnings. We believe that, based on our current unrestricted cash, cash equivalents and short-term investment balances, the current lack of liquidity in the markets for ARS will not have a material impact on our liquidity, cash flow or ability to fund our operations.

Investments in Marketable Equity Investments

Our available-for-sale marketable equity investments at September 30, 2011 consist of shares of public company common stock, the value of which is determined by the closing price of such shares on the respective markets on which the shares are traded as of the balance sheet date.  These investments are classified as marketable securities and accounted for under the provisions of ASC 320 Investments -- Debt and Equity Securities.  The market value of these investments was approximately $8.1 million at September 30, 2011 compared to our cost basis of approximately $9.1 million.  The value of our investments in these securities would be materially impacted if there was a significant change in the market price of the shares.  A hypothetical 30% favorable or unfavorable change in the stock prices compared to the stock prices at September 30, 2011 would have affected the value of our investments in marketable equity securities by approximately $2.4 million.  See Note 6 to our condensed consolidated financial statements for additional information about our investments in these marketable securities.

Investments in Non-Marketable Equity Investments

We have non-marketable equity investments in several companies, including those we acquired as a result of our acquisition of SST. These companies range from early-stage companies to more mature companies with established revenue and business models.  These companies are dependent upon the successful execution of their product and technology development, acceptance of their products and technology in the markets they serve, and financial and operational efficiency.  If any of these private companies are unsuccessful in these and other related initiatives, or if there are factors beyond their control in the markets which they serve, their performance could be materially adversely affected resulting in a loss of some or all of their value, which would in turn require us to determine if an other-than-temporary impairment to fair value exists in any of our private equity or debt investments.  If an other-than-temporary impairment of fair value exists, we will need to write down the investment to its fair value and recognize the related impairment charge to our income statement.  Our non-marketable equity investments, excluding those accounted for under the equity method, had a carrying amount of $5.6 million as of September 30, 2011.  As of September 30, 2011, the carrying amount of our non-marketable equity method investments was $2.2 million.

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

Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2011, there was no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We believe that period-to-period comparisons of our operating results are not necessarily meaningful and that you should not rely upon any such comparisons as indications of future performance. In future periods, our operating results may fall below our public guidance or the expectations of public market analysts and investors, which would likely have a negative effect on the price of our common stock. Adverse global economic conditions, the subsequent economic recovery and recent economic uncertainty have caused our operating results to fluctuate significantly and make comparability between periods less meaningful.

Our operating results will suffer if we ineffectively utilize our manufacturing capacity or fail to maintain manufacturing yields.

The manufacture and assembly of integrated circuits, particularly non-volatile, erasable CMOS memory and logic devices such as those that we produce, are complex processes. These processes are sensitive to a wide variety of factors, including the level of contaminants in the manufacturing environment, impurities in the materials used, the performance of our wafer fabrication personnel and equipment, and other quality issues. As is typical in the semiconductor industry, we have from time to time experienced lower than anticipated manufacturing yields. Our operating results will suffer if we are unable to maintain yields at approximately the current levels. This could include delays in the recognition of revenue, loss of revenue or future orders, and customer-imposed penalties for failure to meet contractual shipment deadlines. Our operating results are also adversely affected when we operate at less than optimal capacity. During the third and fourth quarters of fiscal 2009, we reduced wafer starts in both Fab 2 and Fab 4, implemented rotating unpaid time off and had multiple planned shutdowns in our Thailand facility to help control inventory levels in response to adverse economic conditions. This lower capacity utilization resulted in certain costs being charged directly to expense and lower gross margins. From the March 2010 quarter through the September 2011 quarter, we were running at more optimal levels of capacity utilization. However, in the third quarter of fiscal 2012, we have reduced wafer starts to control inventory balances in response to a slowdown in global economic conditions. These recent actions will have a negative impact on our gross margins.

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

Sales through distributors accounted for approximately 58% of our net sales in fiscal 2011 and approximately 59% of our net sales in the first six months of fiscal 2012. Our largest distributor accounted for approximately 10% of our net sales in each of fiscal 2011 and in the first six months of fiscal 2012. We do not have long-term agreements with our distributors and we and our distributors may each terminate our relationship with little or no advance notice.

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

Because our SuperFlash technology is complex, there may be delays from time to time in developing and enhancing such technology. There can be no assurance that our existing or any enhanced or new technology will achieve or maintain substantial market acceptance. Our licensees may experience disruptions in production or lower than expected production levels which would adversely affect the revenue that we receive from them. Our technology license agreements generally include an indemnification clause that indemnifies the licensee against liability and damages (including legal defense costs) arising from intellectual property matters. We could be exposed to substantial liability for claims or damages related to intellectual property matters or indemnification claims. Any claim, with or without merit, could result in significant legal fees and require significant attention from our management. Any of the foregoing issues may adversely impact the success of our licensing business and adversely affect our future operating results.

We must attract and retain qualified personnel to be successful, and competition for qualified personnel can be intense.

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

We do not typically enter into long-term contracts with our customers and we cannot be certain about future order levels from our customers. When we do enter into customer contracts, the contract is generally cancelable at the convenience of the customer. Even though we had approximately 70,000 customers and our ten largest direct customers made up approximately 8% of our total revenue for the six months ended September 30, 2011, cancellation of customer contracts could have an adverse financial impact on our revenue and profits.

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

Business interruptions to our operations or the operations of our key vendors, subcontractors, licensees or customers, whether due to natural disasters or other events, could harm our business.

Operations at any of our facilities, at the facilities of any of our wafer fabrication or assembly and test subcontractors, or at any of our significant vendors may be disrupted for reasons beyond our control. These reasons may include work stoppages, power loss, incidents of terrorism or security risk, political instability, public health issues, telecommunications, transportation or other infrastructure failure, radioactive contamination, fire, earthquake, floods, volcanic eruptions or other natural disasters. We have taken steps to mitigate the impact of some of these events should they occur; however, we cannot be certain that our actions will be effective to avoid a significant impact on our business in the event of a disaster or other business interruption.

 In particular, Thailand has recently experienced a period of severe flooding; however, our facilities in Thailand have continued to operate normally. There can be no assurance that the current or any future flooding would not have a material adverse impact on our operations. If operations at any of our facilities, or our subcontractors' facilities are interrupted, we may not be able to shift production to other facilities on a timely basis, and we may need to spend significant amounts to repair or replace our facilities and equipment.  If we experienced business interruptions, we would likely experience delays in shipments of products to our customers and alternate sources for production may be unavailable on acceptable terms. This could result in reduced revenues and profits and the cancellation of orders or loss of customers. Although we maintain business interruption insurance, such insurance will likely not be enough to compensate us for any losses that may occur and any losses or damages incurred by us as a result of business interruptions could significantly harm our business.

Additionally, as described above, operations at our customers and licensees may be disrupted for a number of reasons. In the event of customer disruptions, sales of our products may decline and our revenue, profitability and financial condition could suffer. Likewise, if our licensees are unable to manufacture and ship products incorporating our technology, or if there is a decrease in product demand due to a business disruption, our royalty revenue may decline as our licenses are based on per unit royalties.

We are highly dependent on foreign sales and operations, which exposes us to foreign political and economic risks.

Sales to foreign customers account for a substantial portion of our net sales. During fiscal 2011, approximately 80% of our net sales were made to foreign customers. During the first six months of fiscal 2012, approximately 82% of our net sales were made to foreign customers. We purchase a substantial portion of our raw materials and equipment from foreign suppliers. In addition, we own product assembly and testing facilities located near Bangkok, Thailand, which has experienced periods of political instability in the past, and experienced some instability in Bangkok in May 2010, though the situation in 2010 did not noticeably affect the area in which our facilities are located. Thailand has recently experienced a period of severe flooding; however, our facilities have continued to operate normally. There can be no assurance that the current or any future flooding would not have a material adverse impact on our operations. We use various foreign contractors for a portion of our assembly and testing and for a portion of our wafer fabrication requirements. Substantially all of our finished goods inventory is maintained in Thailand.

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

We rely on the efficient and uninterrupted operation of complex information technology systems and networks to operate our business.  Any significant system or network disruption, including but not limited to new system implementations, computer viruses, security breaches, facility issues or energy blackouts could have a material adverse impact on our operations, sales and operating results.  Such network disruption could result in a loss of our intellectual property or the release of sensitive competitive information or partner, customer or employee personal data. Any loss of such information could harm our competitive position, result in a loss of customer confidence, and cause us to incur significant costs to remedy the damages caused by the disruptions or security breaches. From time to time, we have experienced verifiable attacks on our data by unauthorized parties; however, such attacks have not resulted in any material damage to us. In recent years, we have implemented improvements to our protective measures which are not limited to the following: firewalls, antivirus, patches, log monitors, routine backups with offsite retention of storage media, system audits, data partitioning and routine password modifications. There can be no assurance that such system improvements will be sufficient to prevent or limit the damage from any future cyber attack or disruptions and any such attack or disruption could have a material adverse impact on our business, operations and financial results.

Third-party service providers, such as foundries, assembly houses, distributors, credit card processors and other vendors have access to certain portions of our sensitive data. In the event that these service providers do not properly safeguard our data that they hold, security breaches and loss of our data could result. Any such loss of data by our third-party service providers could negatively impact our business, operations and financial results.

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

Further, any sustained adverse change in climate could have a direct adverse economic impact on us such as water and power shortages or higher costs for water or energy to control the temperature inside of our facilities. Also, certain of our operations are located in tropical regions, such as Thailand. Some environmental experts predict that these regions may become vulnerable to storms, severe floods and droughts due to climate change. While we maintain business recovery plans that are intended to allow us to recover from natural disasters or other events that can be disruptive to our business, we cannot be certain that our plans will protect us from all such disasters or events.

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

We review our long-lived assets, including goodwill and other intangible assets, for impairment annually in the fourth quarter or whenever events or changes in circumstances indicate that the carrying amount of those assets may not be recoverable. Factors that may be considered in assessing whether goodwill or intangible assets may not be recoverable include a decline in our stock price or market capitalization, reduced estimates of future cash flows and slower growth rates in our industry. Our valuation methodology for assessing impairment requires management to make judgments and assumptions based on historical experience and to rely heavily on projections of future operating performance. Because we operate in highly competitive environments, projections of future operating results and cash flows may vary significantly from our actual results. No goodwill or long-lived asset impairment charges were recorded in fiscal 2011 or the first six months of fiscal 2012.

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

Our investments in available-for-sale marketable securities at September 30, 2011 consist of shares of public company common stock, the value of which is determined by the closing price of such shares on the respective markets on which the shares are traded as of our balance sheet date. The market value of these investments was approximately $8.1 million at September 30, 2011. The stock prices of these securities could materially decrease due to company performance or market-related activity, negatively affecting the value of these investments. If we wanted to liquidate these investments at a time in which the stock prices had decreased from current levels, our realized return would be materially and adversely affected. Depending on the number of shares we desire to sell relative to the daily trading volume in the shares, in the event we desire to sell our marketable securities, it may take several weeks or months to dispose of our position and our efforts to sell could drive down the price of the shares we are selling.

We may not realize a return on our non-marketable equity investments.

At September 30, 2011, we had investments of $7.8 million in several privately held companies, including those that we acquired as a result of our SST acquisition that SST had purchased to support its strategic initiatives. These companies range from early-stage companies to more mature companies with established revenue and business models. Many factors are critical to the success of these companies, including product and technology development, market acceptance of their products and technology, and efficiency of operations. If any of these private companies are unsuccessful as a result of these or other factors, we could lose all or part of our investment in that company. Also, if we determine that an other-than-temporary impairment to fair value exists in any of our non-marketable equity investments, we will need to write down the investment to its fair value and recognize the related impairment charge.

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

At September 30, 2011, $11.7 million of the fair value of our investment portfolio was invested in ARS.  Historically, the carrying value of ARS approximated fair value due to the frequent resetting of the interest rates.  With the continuing liquidity issues in the global credit and capital markets, our ARS have experienced multiple failed auctions.  As a result, we will not be able to access such funds until a future auction on these investments is successful.

Our ARS have experienced multiple rating downgrades by the major rating agencies. The fair value of these ARS has been estimated based on market information and estimates determined by management and could change significantly based on market conditions. Based on the estimated values, we concluded these investments were other than temporarily impaired and recognized an impairment charge on these investments of $0.4 million and $0.8 million, respectively, in the three and six-month periods ended September 30, 2011. If the issuers are unable to successfully close future auctions or if their credit ratings deteriorate further, we may be required to further adjust the carrying value of the investments through an additional impairment charge to earnings.

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

MICROCHIP TECHNOLOGY INCORPORATED

Date:	November 7, 2011	By: /s/ J. Eric Bjornholt
J. Eric Bjornholt
Vice President and Chief Financial Officer
(Duly Authorized Officer, and
Principal Financial and Accounting Officer)