Form 10-Q
period 2011-12-31
MICROCHIP TECHNOLOGY INC
filed 2012-02-06
CIK 827054

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011.
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  (Check One)
Yes    ☐ No   ☒
Shares Outstanding of Registrant's Common Stock

Class	Outstanding at January 31, 2012
Common Stock, $0.001 par value	192,059,479 shares

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES

Item1.	Financial Statements

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(unaudited)

ASSETS
	December 31, 2011	March 31, 2011
Cash and cash equivalents	$605,725	$703,924
Short-term investments	696,548	539,572
Accounts receivable, net	149,277	181,202
Inventories	217,853	180,800
Prepaid expenses	23,706	22,234
Deferred tax assets	87,337	88,822
Other current assets	49,634	58,429
Total current assets	1,830,080	1,774,983
Property, plant and equipment, net	533,652	540,513
Long-term investments	468,086	464,838
Goodwill	76,098	76,018
Intangible assets, net	75,051	77,929
Other assets	38,184	33,777
Total assets	$3,021,151	$2,968,058
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$40,039	$68,433
Accrued liabilities	92,741	131,839
Deferred income on shipments to distributors	115,786	140,044
Total current liabilities	248,566	340,316
Junior convertible debentures	353,341	347,334
Long-term income tax payable	71,386	58,125
Deferred tax liability	397,709	399,527
Other long-term liabilities	8,844	10,318
Stockholders' equity:
Preferred stock, $0.001 par value; authorized 5,000,000 shares; no shares issued or outstanding	—	—
Common stock, $0.001 par value; authorized 450,000,000 shares; 218,789,994 shares issued and 192,053,849 shares outstanding at December 31, 2011; 218,789,994 shares issued and 189,541,707 shares outstanding at March 31, 2011	192	190
Additional paid-in capital	1,270,343	1,268,128
Retained earnings	1,485,989	1,428,838
Accumulated other comprehensive (loss) income	(1,755)	3,357
Common stock held in treasury: 26,736,145 shares at December 31, 2011; 29,248,287 shares at March 31, 2011	(813,464)	(888,075)
Total stockholders' equity	1,941,305	1,812,438
Total liabilities and stockholders' equity	$3,021,151	$2,968,058

See accompanying notes to condensed consolidated financial statements

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2011	2010	2011	2010
Net sales	$329,156	$367,824	$1,044,265	$1,107,220
Cost of sales (1)	145,377	151,427	445,744	458,375
Gross profit	183,779	216,397	598,521	648,845
Operating expenses:
Research and development (1)	44,256	42,198	134,937	126,448
Selling, general and administrative (1)	52,056	56,100	161,637	170,896
Special (income) charges	(660)	646	(660)	1,679
	95,652	98,944	295,914	299,023

Operating income	88,127	117,453	302,607	349,822
Gains (losses) on equity method investments	14	280	(60)	185
Other income (expense):
Interest income	4,374	3,955	12,408	12,371
Interest expense	(8,994)	(7,672)	(25,920)	(23,456)
Other, net	156	375	(1,262)	1,747
Income from continuing operations before income taxes	83,677	114,391	287,773	340,669
Income tax provision	6,188	12,461	31,704	42,114
Net income from continuing operations	77,489	101,930	256,069	298,555
Discontinued operations:
Loss from discontinued operations before income taxes	—	(1,317)	—	(5,372)
Income tax benefit	—	(163)	—	(239)
Net loss from discontinued operations	—	(1,154)	—	(5,133)
Net income	$77,489	$100,776	$256,069	$293,422
Basic net income per common share – continuing operations	$0.40	$0.54	$1.34	$1.60
Basic net loss per common share – discontinued operations	—	(0.01)	—	(0.03)
Basic net income per common share	$0.40	$0.54	$1.34	$1.57
Diluted net income per common share – continuing operations	$0.38	$0.52	$1.26	$1.55
Diluted net loss per common share – discontinued operations	—	(0.01)	—	(0.03)
Diluted net income per common share	$0.38	$0.51	$1.26	$1.53
Dividends declared per common share	$0.348	$0.689	$1.041	$1.374
Basic common shares outstanding	191,640	187,488	190,854	186,444
Diluted common shares outstanding	203,291	196,255	202,686	192,344
(1) Includes share-based compensation expense as follows:
Cost of sales	$1,369	$1,708	$4,376	$5,416
Research and development	3,851	3,324	10,820	9,516
Selling, general and administrative	4,742	4,377	13,274	12,853

See accompanying notes to condensed consolidated financial statements

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine months ended
	December 31,
	2011	2010
Cash flows from operating activities:
Net income	$256,069	$293,422
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	75,170	80,153
Deferred income taxes	7,185	17,380
Share-based compensation expense related to equity incentive plans	28,470	27,785
Excess tax benefit from share-based compensation	(441)	(1,240)
Convertible debt derivatives - revaluation and amortization	427	(192)
Amortization of convertible debenture issuance costs	165	165
Amortization of debt discount on convertible debentures	5,580	5,101
Losses (gains) on equity method investments	60	(185)
Gain on sale of assets	(212)	(89)
Unrealized impairment loss on available-for-sale investments	3,213	1,263
Special income	(1,000)	—
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	31,925	(3,016)
Increase in inventories	(36,297)	(20,779)
(Decrease) increase in deferred income on shipments to distributors	(24,258)	41,422
Decrease in accounts payable and accrued liabilities	(67,198)	(19,279)
Change in other assets and liabilities	15,140	8,213
Net cash provided by operating activities	293,998	430,124
Cash flows from investing activities:
Purchases of available-for-sale investments	(962,119)	(859,307)
Sales and maturities of available-for-sale investments	793,238	838,995
Purchase of Silicon Storage Technology, Inc., net of cash received	—	(112,707)
Investments in other assets	(6,878)	(14,843)
Proceeds from sale of assets	212	30,559
Capital expenditures	(58,582)	(100,114)
Net cash used in investing activities	(234,129)	(217,417)
Cash flows from financing activities:
Payment of cash dividend	(198,919)	(256,808)
Proceeds from sale of common stock	40,410	51,347
Excess tax benefit from share-based compensation	441	1,240
Net cash used in financing activities	(158,068)	(204,221)
Net (decrease) increase in cash and cash equivalents	(98,199)	8,486
Cash and cash equivalents at beginning of period	703,924	492,130
Cash and cash equivalents at end of period	$605,725	$500,616

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC).  The information furnished herein reflects all adjustments which are, in the opinion of management, of a normal recurring nature and necessary for a fair statement of the results for the interim periods reported. Certain information and footnote disclosures normally included in audited consolidated financial statements have been condensed or omitted pursuant to such SEC rules and regulations.  It is suggested that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2011.  The results of operations for the nine months ended December 31, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2012 or for any other period.

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

The results of discontinued operations for the three and nine months ended December 31, 2010 are as follows (amounts in thousands):

	Three Months Ended	Nine Months Ended
	December 31, 2010	December 31, 2010
Net sales	$364	$25,177
Cost of sales	(1,681)	(26,873)
Operating expenses	—	(3,676)
Income tax benefit	163	239
Net loss from discontinued operations	$(1,154)	$(5,133)

There were no discontinued operations for the three or nine months ended December 31, 2011.

(4)	Special (Income) Charges

During the three and nine months ended December 31, 2011, the Company recognized $0.7 million of special income associated with prior year acquisitions comprised of a $1.0 million favorable adjustment to contingent consideration offset by $0.3 million of severance-related charges. During the three and nine months ended December 31, 2010, the Company incurred $0.6 million and $1.7 million, respectively, of severance-related and office closing costs.

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

The following table represents revenues and gross profit for each segment for the three and nine months ended December 31, 2011 (amounts in thousands):

	Three Months Ended		Nine Months Ended
	December 31, 2011		December 31, 2011
	Net Sales	Gross Profit	Net Sales	Gross Profit
Semiconductor products	$306,099	$161,696	$978,577	$536,230
Technology licensing	23,057	22,083	65,688	62,291
	$329,156	$183,779	$1,044,265	$598,521

The following table represents revenues and gross profit for each segment for the three and nine months ended December 31, 2010 (amounts in thousands):

	Three Months Ended		Nine Months Ended
	December 31, 2010		December 31, 2010
	Net Sales	Gross Profit	Net Sales	Gross Profit
Semiconductor products	$348,766	$198,347	$1,055,532	$600,179
Technology licensing	19,058	18,050	51,688	48,666
	$367,824	$216,397	$1,107,220	$648,845

(6)	Investments

The Company's investments are intended to establish a high-quality portfolio that preserves principal, meets liquidity needs, avoids inappropriate concentrations, and delivers an appropriate yield in relationship to the Company's investment guidelines and market conditions.  The following is a summary of available-for-sale and marketable equity securities at December 31, 2011 (amounts in thousands):

	Available-for-sale Securities
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Government agency bonds	$405,320	$549	$(169)	$405,700
Municipal bonds	17,628	121	—	17,749
Auction rate securities	11,691	—	—	11,691
Corporate bonds and debt	725,156	2,277	(4,172)	723,261
Marketable equity securities	6,820	—	(587)	6,233
	$1,166,615	$2,947	$(4,928)	$1,164,634

 The following is a summary of available-for-sale and marketable equity securities at March 31, 2011 (amounts in thousands):

	Available-for-sale Securities
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Government agency bonds	$431,355	$159	$(923)	$430,591
Municipal bonds	11,445	34	(22)	11,457
Auction rate securities	12,475	—	—	12,475
Corporate bonds and debt	519,499	4,116	(589)	523,026
Marketable equity securities	26,173	688	—	26,861
	$1,000,947	$4,997	$(1,534)	$1,004,410

At December 31, 2011, the Company's available-for-sale debt securities, and marketable equity securities are presented on the condensed consolidated balance sheets as short-term investments of $696.5 million and long-term investments of $468.1 million.  At March 31, 2011, the Company’s available-for-sale debt securities and marketable equity securities are presented on the condensed consolidated balance sheets as short-term investments of $539.6 million and long-term investments of $464.8 million.

At December 31, 2011, $11.7 million of the fair value of the Company's investment portfolio was invested in auction rate securities (ARS).  With the continuing liquidity issues in the global credit and capital markets, the Company's ARS have experienced multiple failed auctions from September 2007 through the date of this report.  While the Company continues to earn interest on these investments based on a pre-determined formula with spreads tied to particular interest rate indices, the estimated market value for these ARS no longer approximates the original purchase value.

The fair value of the failed ARS of $11.7 million has been estimated based on market information and estimates determined by management and could change significantly based on market conditions.  The Company evaluated the impairments in the value of these ARS, determining its intent to sell these securities prior to the recovery of its amortized cost basis resulted in the securities being other-than-temporarily impaired and recognized impairment charges on these investments of $0.8 million and $1.3 million in the nine-month periods ended December 31, 2011 and 2010, respectively. The Company did not recognize an impairment charge on these investments in the three-month period ended December 31, 2011 compared to impairment charges of $0.4 million in the three-month period ended December 31, 2010.

The Company believes that, based on its current unrestricted cash, cash equivalents and short-term investment balances, the current lack of liquidity in the credit and capital markets for ARS will not have a material impact on its liquidity, cash flow or ability to fund its operations.

At December 31, 2011, the Company evaluated its investment portfolio and noted unrealized losses of $4.3 million on its debt securities, and $0.6 million on its marketable equity securities, respectively, which were due to fluctuations in interest rates, credit market conditions, and/or market prices.  Management does not believe any of the unrealized losses represent an other-than-temporary impairment based on its evaluation of available evidence as of December 31, 2011, except for the ARS described above and certain equity investments that are actively being sold.  The Company's intent is to hold these investments until these assets are no longer impaired.  For those debt securities not scheduled to mature until after December 31, 2012, such recovery is not anticipated to occur in the next year and these investments have been classified as long-term investments.

The amortized cost and estimated fair value of the available-for-sale securities at December 31, 2011, by maturity, excluding marketable equity securities of $6.2 million and corporate debt of $4.6 million, which have no contractual maturity, are shown below (amounts in thousands).  Expected maturities can differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties, and the Company views its available-for-sale securities as available for current operations.

	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale
Due in one year or less	$206,919	$1,045	$(332)	$207,632
Due after one year and through five years	936,560	1,902	(4,009)	934,453
Due after five years and through ten years	—	—	—	—
Due after ten years	11,691	—	—	11,691
	$1,155,170	$2,947	$(4,341)	$1,153,776

   The Company had net realized gains of $0.1 million and $0.2 million, respectively, from sales of available-for-sale marketable equity securities during the three and nine months ended December 31, 2011, compared to no material gains or losses for the three and nine months ended December 31, 2010. The Company had a net realized gain of $0.1 million from sales of available-for-sale debt securities during the three and nine months ended December 31, 2011, compared to $0.1 million in net realized gains during the three months ended December 31, 2010 and a net realized loss of $0.1 million during the nine months ended December 31, 2010.

Marketable Equity Investments

The Company had investments in public companies with a fair value of $6.2 million as of December 31, 2011. Cash dividends and other distributions of earnings from the investees, if any, are included in other income at the date of record.  The Company has classified the shares owned in these companies as marketable securities.  As of December 31, 2011, the Company had an unrealized loss in other comprehensive income of $0.6 million on these marketable securities. During the three months ended December 31, 2011, the Company recorded an impairment charge of $0.2 million on certain shares that it held due to the current market price and active selling of the shares.

Non-marketable Equity Investments

The Company has certain investments in privately held companies with a carrying value of $7.8 million at December 31, 2011.  The investments in privately held companies are accounted for using the cost or the equity method of accounting, as appropriate.  Each period the Company evaluates whether an event or change in circumstances has occurred that may indicate an investment has been impaired.  If upon further investigation of such events the Company determines the investment has suffered a decline in value that is other than temporary, the Company writes down the investment to its estimated fair value.  At December 31, 2011, the Company determined there were no such impairments.  These investments are included in other assets on the condensed consolidated balance sheet.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Assets measured at fair value on a recurring basis at December 31, 2011 are as follows (amounts in thousands):

	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Assets
Money market fund deposits	$237,653	$—	$—	$237,653
Marketable equity securities	6,233	—	—	6,233
Corporate bonds & debt	—	718,636	4,625	723,261
Government agency bonds	—	405,700	—	405,700
Deposit accounts	—	368,072	—	368,072
Municipal bonds	—	17,749	—	17,749
Auction rate securities	—	—	11,691	11,691
Total assets measured at fair value	$243,886	$1,510,157	$16,316	$1,770,359

Assets measured at fair value on a recurring basis at March 31, 2011 are as follows (amounts in thousands):

	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Assets
Money market fund deposits	$464,669	$—	$—	$464,669
Marketable equity securities	26,861	—	—	26,861
Corporate bonds & debt	—	519,526	3,500	523,026
Government agency bonds	—	430,591	—	430,591
Deposit accounts	—	239,255	—	239,255
Municipal bonds	—	11,457	—	11,457
Auction rate securities	—	—	12,475	12,475
Total assets measured at fair value	$491,530	$1,200,829	$15,975	$1,708,334

The Company estimated the fair value of its ARS, which are classified as Level 3 securities, based on the following: (i) the underlying structure of each security; (ii) the present value of future principal and interest payments discounted at rates considered to reflect current market conditions; (iii) consideration of the probabilities of default, auction failure, or repurchase at par for each period; and (iv) estimates of the recovery rates in the event of default for each security.  The estimated fair values that are categorized as Level 3 as well as the marketable equity securities could change significantly based on future market conditions.

The following tables present a reconciliation for all assets measured at fair value on a recurring basis, excluding accrued interest components, using significant unobservable inputs (Level 3) for the nine months ended December 31, 2011, and the year ended March 31, 2011 (amounts in thousands):

Nine months ended December 31, 2011	Auction Rate Securities	Corporate Debt	Total Gains (Losses)
Balance at March 31, 2011	$12,475	$3,500	$—
Total gains or losses (realized and unrealized):
Included in earnings	(784)	—	(784)
Included in other comprehensive income (loss)	—	—	—
Purchases, sales, issuances, and settlements, net	—	787	—
Transfer into Level 3	—	338	—
Transfer out of Level 3	—	—	—
Balance at December 31, 2011	$11,691	$4,625	$(784)

Year ended March 31, 2011	Auction Rate Securities	Put Option on Auction Rate Securities	Corporate Debt	Total Gains (Losses)
Balance at March 31, 2010	$37,237	$1,814	$—	$—
Total gains or losses (realized and unrealized):
Included in earnings	138	(1,814)	—	(1,676)
Included in other comprehensive income (loss)	—	—	—	—
Purchases, sales, issuances, and settlements, net	(24,900)	—	3,500	—
Transfer into Level 3	—	—	—	—
Transfer out of Level 3	—	—	—	—
Balance at March 31, 2011	$12,475	$—	$3,500	$(1,676)

Assets measured at fair value on a recurring basis are presented/classified on the condensed consolidated balance sheets at December 31, 2011 as follows (amounts in thousands):

	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Assets
Cash and cash equivalents	$237,653	$368,072	$—	$605,725
Short-term investments	1,550	694,998	—	696,548
Long-term investments	4,683	447,087	16,316	468,086
Total assets measured at fair value	$243,886	$1,510,157	$16,316	$1,770,359

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

Financial Assets Not Recorded at Fair Value on a Recurring Basis

The Company's non-marketable equity and cost method investments are not recorded at fair value on a recurring basis.  These investments were recorded at fair value as of April 8, 2010, the date of the SST acquisition, and are monitored on a quarterly basis for impairment charges.  The investments will only be recorded at fair value when an impairment charge is recognized.  During the three and nine months ended December 31, 2011, there were no impairment charges recognized on these investments. These investments are included in other assets on the condensed consolidated balance sheet.  See further discussion of non-marketable investments in Note 6.

(8)	Fair Value of Financial Instruments

The carrying amount of cash equivalents approximates fair value because their maturity is less than three months.  The carrying amount of short-term and long-term investments approximates fair value as the securities are marked to market as of each balance sheet date with any unrealized gains and losses reported in stockholders' equity.  Management believes the carrying amount of the equity and cost-method investments materially approximated fair value at December 31, 2011. The carrying amount of accounts receivable, accounts payable and accrued liabilities approximates fair value due to the short-term maturity of the amounts.  The fair value of the Company's junior subordinated convertible debentures was $1.553 billion at December 31, 2011 and $1.574 billion at March 31, 2011 based on the trading price of the bonds.

(9)	Accounts Receivable

Accounts receivable consists of the following (amounts in thousands):

	December 31, 2011	March 31, 2011
Trade accounts receivable	$150,295	$181,840
Other	1,653	2,200
	151,948	184,040
Less allowance for doubtful accounts	2,671	2,838
	$149,277	$181,202

(10)	Inventories

The components of inventories consist of the following (amounts in thousands):

	December 31, 2011	March 31, 2011
Raw materials	$9,801	$8,174
Work in process	138,676	141,462
Finished goods	69,376	31,164
	$217,853	$180,800

Inventories are valued at the lower of cost or market using the first-in, first-out method. Inventory impairment charges establish a new cost basis for inventory and charges are not subsequently reversed to income even if circumstances later suggest that increased carrying amounts are recoverable.

(11)	Property, Plant and Equipment

Property, plant and equipment consists of the following (amounts in thousands):

	December 31, 2011	March 31, 2011
Land	$46,529	$46,497
Building and building improvements	372,910	375,611
Machinery and equipment	1,309,495	1,306,367
Projects in process	86,901	101,202
	1,815,835	1,829,677
Less accumulated depreciation and amortization	1,282,183	1,289,164
	$533,652	$540,513

Depreciation expense attributed to property, plant and equipment was $21.5 million and $65.5 million for the three and nine months ended December 31, 2011, respectively, and $23.6 million and $69.9 million for the three and nine months ended December 31, 2010, respectively.

(12)	Accrued Liabilities
Accrued liabilities consist of the following (amounts in thousands):

	December 31, 2011	March 31, 2011
Bankruptcy reorganization liability	$—	$19,385
Other accrued expenses	92,741	112,454
	$92,741	$131,839

The bankruptcy reorganization liability was incurred as part of an acquisition completed in fiscal 2011 for which the liability was settled in the second quarter of fiscal 2012.

(13)	Income Taxes

The provision for income taxes reflects tax on foreign earnings and federal and state tax on U.S. earnings.  The Company had an effective tax rate of 11.0% for the nine-month period ended December 31, 2011 and an effective tax rate from continuing operations of 12.4% for the nine-month period ended December 31, 2010.  The Company's effective tax rate is lower than statutory rates in the U.S. due primarily to its mix of earnings in foreign jurisdictions with lower tax rates.

At March 31, 2011, the Company had $58.1 million of unrecognized tax benefits.  Unrecognized tax benefits increased by $13.3 million in the nine months ended December 31, 2011 compared to March 31, 2011 primarily as a result of the ongoing accrual for uncertain tax positions and the accrual of deficiency interest on these positions.

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

(14)	2.125% Junior Subordinated Convertible Debentures

The Company's $1.15 billion principal amount of 2.125% junior subordinated convertible debentures due December 15, 2037, are subordinated in right of payment to any future senior debt of the Company and are effectively subordinated in right of payment to the liabilities of the Company's subsidiaries.  The debentures are convertible, subject to certain conditions, into shares of the Company's common stock at an initial conversion rate of 29.2783 shares of common stock per $1,000 principal amount of debentures, representing an initial conversion price of approximately $34.16 per share of common stock.  As of December 31, 2011, none of the conditions allowing holders of the debentures to convert had been met.  As a result of cash dividends paid since the issuance of the debentures, the conversion rate has been adjusted to 35.4501 shares of common stock per $1,000 of principal amount of debentures, representing a conversion price of approximately $28.21 per share of common stock.

As the debentures can be settled in cash upon conversion, for accounting purposes, the debentures were bifurcated into a liability component and an equity component, which are both initially recorded at fair value.  The carrying value of the equity component at December 31, 2011 and at March 31, 2011 was $822.4 million.  The estimated fair value of the liability component of the debentures at the issuance date was $327.6 million, resulting in a debt discount of $822.4 million which was further discounted due to embedded features as described below.  The unamortized debt discount was $796.3 million at December 31, 2011 and $801.9 million at March 31, 2011.  The carrying value of the debentures was $353.3 million at December 31, 2011 and $347.3 million at March 31, 2011.  The remaining period over which the unamortized debt discount will be recognized as non-cash interest expense is 26 years.  In the three and nine months ended December 31, 2011, the Company recognized $1.9 million and $5.6 million in non-cash interest expense related to the amortization of the debt discount.  In the three and nine months ended December 31, 2010, the Company recognized $1.7 million and $5.1 million in non-cash interest expense related to the amortization of the debt discount.  The Company recognized $6.1 million and $18.3 million of interest expense related to the 2.125% coupon on the debentures in each of the three and nine months ended December 31, 2011 and December 31, 2010, respectively.

The debentures also include certain embedded features related to the contingent interest payments, the Company making specific types of distributions (e.g., extraordinary dividends), the redemption feature in the event of changes in tax law, and penalty interest in the event of a failure to maintain an effective registration statement.  These features qualify as derivatives and are bundled as a compound embedded derivative that is measured at fair value.  The fair value of the derivative as of December 31, 2011 was $0.8 million, compared to the value at March 31, 2011 of $0.4 million, resulting in an increase in interest expense in the nine months ended December 31, 2011 of $0.4 million.  The fair value of the derivative as of December 31, 2010 was $0.4 million, compared to the value at March 31, 2010 of $0.7 million, resulting in a reduction of interest expense in the nine months ended December 31, 2010 of approximately $0.3 million.  The balance of the debentures on the Company's condensed consolidated balance sheet at December 31, 2011 of $353.3 million includes the fair value of the embedded derivative.

(15)	Credit Facility

On August 12, 2011, the Company entered into a credit agreement among the Company, the lenders from time to time that are parties thereto and JPMorgan Chase Bank, N.A., as administrative agent (the "Credit Agreement"). The Credit Agreement provides for a $750 million revolving credit facility, with a $100 million foreign currency sublimit, a $25 million letter of credit sublimit and a $15 million swingline loan sublimit, terminating on August 12, 2016 (the "Maturity Date"). The Credit Agreement also contains an increase option permitting the Company, subject to certain requirements, to arrange with existing lenders and/or new lenders for them to provide up to an aggregate of $250 million in additional commitments, which may be for revolving loans or term loans. Proceeds of loans made under the Credit Agreement may be used for working capital and general corporate purposes. No loans were made nor letters of credit issued under the Credit Agreement at closing, and no amounts were outstanding and no letters of credit were issued at December 31, 2011.

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

The Company's technology license agreements generally include an indemnification clause that indemnifies the licensee against liability and damages (including legal defense costs) arising from any claims of patent, copyright, trademark or trade secret infringement by the Company's proprietary technology.  The terms of these indemnification provisions approximate the terms of the technology license agreements, which typically range from five to ten years.  The Company's current license agreements expire from 2012 through 2030.  The possible amount of future payments the Company could be required to make based on agreements that specify indemnification limits, if such indemnifications were required on all of these agreements, is approximately $94 million. There are some licensing agreements in place that do not specify indemnification limits.  The Company had not recorded any liabilities related to these indemnification obligations as of December 31, 2011.

Contingent liabilities in the amount of $13.0 million were recorded in connection with the SST acquisition as an adverse outcome was determined to be probable and estimable.  At December 31, 2011, there were no material changes to the amount recognized at the acquisition date for these contingencies.

(17)	Derivative Instruments

The Company has international operations and is thus subject to foreign currency rate fluctuations.  To manage the risk of changes in foreign currency rates, the Company periodically enters into derivative contracts comprised of foreign currency forward contracts to hedge its asset and liability foreign currency exposure and a portion of its foreign currency operating expenses.  Approximately 99% of the Company's sales are U.S. Dollar denominated.  To date, the exposure related to foreign exchange rate volatility has not been material to the Company's operating results.  As of December 31, 2011 and March 31, 2011, the Company had no foreign currency derivatives outstanding.  The Company recognized an immaterial amount of net realized gains and losses on foreign currency derivatives in each of the three and nine-month periods ended December 31, 2011 and December 31, 2010.

(18)	Comprehensive Income

Comprehensive income consists of net income offset by net unrealized gains and losses on available-for-sale investments.  The components of other comprehensive income and related tax effects were as follows (amounts in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2011	2010	2011	2010
Change in unrealized gains and losses on investments, net of tax effect of $97, $1,344, $(332) and $(1,909), respectively.	$(1,159)	$984	$(5,113)	$(258)

Comprehensive income was $76.3 million and $251.0 million in the three and nine months ended December 31, 2011, and $101.8 million and $293.2 million in the three and nine months ended December 31, 2010.

(19)	Equity Incentive Plans

Share-Based Compensation Expense

The following table presents the details of the Company's share-based compensation expense (amounts in thousands):

	Three Months Ended				Nine Months Ended
	December 31,				December 31,
	2011		2010		2011		2010
Cost of sales	$1,369	(1)	$1,708	(1)	$4,376	(1)	$5,416	(1)
Research and development	3,851		3,324		10,820		9,516
Selling, general and administrative	4,742		4,377		13,274		12,853
Pre-tax effect of share-based compensation	9,962		9,409		28,470		27,785
Income tax benefit	1,261		1,166		3,655		3,442
Net income effect of share-based compensation	$8,701		$8,243		$24,815		$24,343

(1) During the three and nine months ended December 31, 2011, $1.7 million and $4.9 million, respectively, of share-based compensation expense was capitalized to inventory and $1.4 million and $4.4 million, respectively, of previously capitalized share-based compensation expenses in inventory was sold.  During the three and nine months ended December 31, 2010, $1.7 million and $5.4 million, respectively, of share-based compensation expense was capitalized to inventory and $1.7 million and $5.4 million, respectively, of previously capitalized share-based compensation expense in inventory was sold.

The amount of unearned share-based compensation currently estimated to be expensed in the remainder of fiscal 2012 through fiscal 2016 related to unvested share-based payment awards at December 31, 2011 is $69.1 million.  The weighted average period over which the unearned share-based compensation is expected to be recognized is approximately 2.05 years.

Combined Incentive Plan Information

The total intrinsic value of restricted stock units (RSUs) which vested during the three and nine months ended December 31, 2011 was $12.1 million and $30.6 million, respectively.  The aggregate intrinsic value of RSUs outstanding at December 31, 2011 was $203.2 million, calculated based on the closing price of the Company's common stock of $36.63 per share on December 31, 2011.  At December 31, 2011, the weighted average remaining expense recognition period was 2.08 years.

The weighted average fair value per share of the RSUs awarded is calculated based on the fair market value of the Company's common stock on the respective grant dates discounted for the Company's expected dividend yield.  The weighted average fair value per share of RSUs awarded in the three and nine-month periods ended December 31, 2011was $26.25 and $30.42, respectively. The weighted average fair value per share of RSUs awarded in the three and nine-month periods ended December 31, 2010 was $27.30 and $25.16, respectively.

The total intrinsic value of options exercised during the three and nine months ended December 31, 2011 was $6.5 million and $19.7 million, respectively.  This intrinsic value represents the difference between the fair market value of the Company's common stock on the date of exercise and the exercise price of each equity award.

The aggregate intrinsic value of options outstanding and options exercisable at December 31, 2011 was $45.9 million.  The aggregate intrinsic values were calculated based on the closing price of the Company's common stock of $36.63 per share on December 31, 2011.

As of December 31, 2011 and 2010, the number of option shares exercisable was 3,932,126 and 6,209,925, respectively, and the weighted average exercise price per share was $24.98 and $25.04, respectively.

There were no stock options granted in either of the nine months ended December 31, 2011 and 2010.

(20)	Net Income Per Common Share

The following table sets forth the computation of basic and diluted net income per common share from continuing operations (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2011	2010	2011	2010
Net income from continuing operations	$77,489	$101,930	$256,069	$298,555
Weighted average common shares outstanding	191,640	187,488	190,854	186,444
Dilutive effect of stock options and RSUs	4,266	4,335	4,311	4,423
Dilutive effect of convertible debt	7,385	4,432	7,521	1,477
Weighted average common and potential common shares outstanding	203,291	196,255	202,686	192,344
Basic net income per common share – continuing operations	$0.40	$0.54	$1.34	$1.60
Diluted net income per common share – continuing operations	$0.38	$0.52	$1.26	$1.55

Diluted net income per common share for continuing operations for the three and nine-month periods ended December 31, 2011 includes 7,385,008 and 7,521,453 shares, respectively, issuable upon the exchange of debentures (see Note 14).  Diluted net income per common share for continuing operations for the three and nine-month periods ended December 31, 2010 includes 4,431,774 and 1,477,258 shares, respectively, issuable upon the exchange of debentures.  The debentures have no impact on diluted net income per common share unless the average price of the Company's common stock exceeds the conversion price because the principal amount of the debentures will be settled in cash upon conversion.  Prior to conversion, the Company will include, in the diluted net income per common share calculation, the effect of the additional shares that may be issued when the Company's common stock price exceeds the conversion price using the treasury stock method.  The weighted average conversion price per share used in calculating the dilutive effect of the convertible debt for the three and nine months ended December 31, 2011 was $28.36 and $28.64, respectively.

Diluted net loss per common share from discontinued operations for the three and nine-month periods ended December 31, 2010 was $(0.01) and $(0.03), respectively. There was no diluted net income or loss from discontinued operations for the three and nine-month periods ended December 31, 2011.

Weighted average common shares exclude the effect of option shares which are not dilutive.  For the three and nine-month periods ended December 31, 2011, the number of option shares that were antidilutive was 62,541 and 53,374, respectively. For the three and nine-month periods ended December 31, 2010, the number of option shares that were antidilutive was 134,598 and 235,667, respectively.

(21)    Dividends

A quarterly cash dividend of $0.348 per share was paid on December 5, 2011 in the aggregate amount of $66.8 million.  Through the first nine months of fiscal 2012, cash dividends of $1.041 per share have been paid in the aggregate amount of $198.9 million. A quarterly cash dividend of $0.349 per share was declared on February 2, 2012 and will be paid on March 6, 2012 to stockholders of record as of February 21, 2012. The Company expects the March 2012 payment of its quarterly cash dividend to be approximately $67.1 million.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

This report, including "Part I – Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Part II - Item 1A Risk Factors" contains certain forward-looking statements that involve risks and uncertainties, including statements regarding our strategy, financial performance and revenue sources.  We use words such as "anticipate," "believe," "plan," "expect," "future," "intend" and similar expressions to identify forward-looking statements.  Our actual results could differ materially from the results anticipated in these forward-looking statements as a result of certain factors including those set forth under "Risk Factors," beginning at page 35 and elsewhere in this Form 10-Q.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  You should not place undue reliance on these forward-looking statements.  We disclaim any obligation to update information contained in any forward-looking statement.  These forward-looking statements include, without limitation, statements regarding the following:

•	The effects that adverse global economic conditions and fluctuations in the global credit and equity markets may have on our financial condition and results of operations;

•	The effects and amount of competitive pricing pressure on our product lines;

•	Our ability to moderate future average selling price declines;

•	The effect of product mix, capacity utilization, yields, fixed cost absorption, competition and economic conditions on gross margin;

•	The amount of, and changes in, demand for our products and those of our customers;

•	The level of orders that will be received and shipped within a quarter;

•	Our expectation that our inventory levels will stay about flat in the March 2012 quarter compared to the December 2011 quarter and that it will allow us to maintain competitive lead times;

•	The effect that distributor and customer inventory holding patterns will have on us;

•	Our belief that customers recognize our products and brand name and use distributors as an effective supply channel;

•	Our belief that deferred cost of sales are recorded at their approximate carrying value and will have low risk of material impairment;

•	Our belief that our direct sales personnel combined with our distributors provide an effective means of reaching our customer base;

•	Our ability to increase the proprietary portion of our analog and interface product lines and the effect of such an increase;

•	Our belief that our processes afford us both cost-effective designs in existing and derivative products and greater functionality in new product designs;

•	The impact of any supply disruption we may experience;

•	Our ability to effectively utilize our facilities at appropriate capacity levels and anticipated costs;

•	That we adjust capacity utilization to respond to actual and anticipated business and industry-related conditions;

•	That our existing facilities will provide sufficient capacity to respond to increases in demand with modest incremental capital expenditures;

•	That manufacturing costs will be reduced by transition to advanced process technologies;

•	Our ability to maintain manufacturing yields;

•	Continuing our investments in new and enhanced products;

•	The cost effectiveness of using our own assembly and test operations;

•	Our anticipated level of capital expenditures;

•	Continuation and amount of quarterly cash dividends;

•
The sufficiency of our existing sources of liquidity to finance anticipated capital expenditures and otherwise meet our anticipated cash requirements, and the effects that our contractual obligations are expected to have on them;

•	The impact of seasonality on our business;

•	The accuracy of our estimates used in valuing employee equity awards;

•	That the resolution of legal actions will not have a material effect on our business, and the accuracy of our assessment of the probability of loss and range of potential loss;

•	The recoverability of our deferred tax assets;

•	The adequacy of our tax reserves to offset any potential tax liabilities, having the appropriate support for our income tax positions and the accuracy of our estimated tax rate;

•	Our belief that the expiration of any tax holidays will not have a material impact on our overall tax expense or effective tax rate;

•	Our belief that the estimates used in preparing our consolidated financial statements are reasonable;

•	Our belief that recently issued accounting pronouncements listed in this document will not have a significant impact on our consolidated financial statements;

•	The adequacy of our patent strategy, and our belief that the impact of the expiration of any particular patent will not have a material effect on our business;

•	Our actions to vigorously and aggressively defend and protect our intellectual property on a worldwide basis;

•	Our ability to obtain patents and intellectual property licenses and minimize the effects of litigation;

•	The level of risk we are exposed to for product liability claims;

•	The effect of fluctuations in market interest rates on our income and/or cash flows;

•	The effect of fluctuations in currency rates;

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

We begin our Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) with a summary of Microchip's overall business strategy to give the reader an overview of the goals of our business and the overall direction of our business and products.  This is followed by a discussion of the Critical Accounting Policies and Estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results.  We then discuss our Results of Operations for the three and nine months ended December 31, 2011 compared to the three and nine months ended December 31, 2010.  We then provide an analysis of changes in our balance sheet and cash flows, and discuss our financial commitments in sections titled "Liquidity and Capital Resources," "Contractual Obligations" and "Off-Balance Sheet Arrangements."

Strategy

Our goal is to be a worldwide leader in providing specialized semiconductor products for a wide variety of embedded control applications.  Our strategic focus is on embedded control products, which include microcontrollers, high-performance linear and mixed signal devices, power management and thermal management devices, interface devices, Serial EEPROMs, and our patented KeeLoq® security devices.  We provide highly cost-effective embedded control products that also offer the advantages of small size, high performance, low voltage/power operation and ease of development, enabling timely and cost-effective embedded control product integration by our customers.  With our acquisition of SST in April 2010, we added Flash-IP solutions and SuperFlash memory products to our strategic focus.  We license SuperFlash technology to foundries, integrated device manufacturers and design partners throughout the world for use in the manufacture of their advanced microcontroller products.

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

We sell the majority of the items in our product catalog to our distributors worldwide at a uniform list price.  However, distributors resell our products to end customers at a very broad range of individually negotiated price points.  The majority of our distributors' resales require a reduction from the original list price paid.  Often, under these circumstances, we remit back to the distributor a portion of their original purchase price after the resale transaction is completed in the form of a credit against the distributors' outstanding accounts receivable balance.  The credits are on a per unit basis and are not given to the distributor until they provide information to us regarding the sale to their end customer.  The price reductions vary significantly based on the customer, product, quantity ordered, geographic location and other factors and discounts to a price less than our cost have historically been rare.  The effect of granting these credits establishes the net selling price to our distributors for the product and results in the net revenue recognized by us when the product is sold by the distributors to their end customers.  Thus, a portion of the "deferred income on shipments to distributors" balance represents the amount of distributors' original purchase price that will be credited back to the distributor in the future.  The wide range and variability of negotiated price concessions granted to distributors does not allow us to accurately estimate the portion of the balance in the deferred income on shipments to distributors account that will be credited back to the distributors.  Therefore, we do not reduce deferred income on shipments to distributors or accounts receivable by anticipated future concessions; rather, price concessions are typically recorded against deferred income on shipments to distributors and accounts receivable when incurred, which is generally at the time the distributor sells the product.  At December 31, 2011, we had approximately $172.5 million of deferred revenue and $56.7 million in deferred cost of sales recognized as $115.8 million of deferred income on shipments to distributors.  At March 31, 2011, we had approximately $208.1 million of deferred revenue and $68.1 million in deferred cost of sales recognized as $140.0 million of deferred income on shipments to distributors.  The deferred income on shipments to distributors that will ultimately be recognized in our income statement will be lower than the amount reflected on the balance sheet due to additional price credits to be granted to the distributors when the product is sold to their customers.  These additional price credits historically have resulted in the deferred income approximating the overall gross margins that we recognize in the distribution channel of our business.

Distributor advances, reflected as a reduction of deferred income on shipments to distributors on our condensed consolidated balance sheets, totaled $60.3 million at December 31, 2011 and $71.9 million at March 31, 2011.  On sales to distributors, our payment terms generally require the distributor to settle amounts owed to us for an amount in excess of their ultimate cost.  The sales price to our distributors may be higher than the amount that the distributors will ultimately owe us because distributors often negotiate price reductions after purchasing the product from us and such reductions are often significant.  It is our practice to apply these negotiated price discounts to future purchases, requiring the distributor to settle receivable balances, on a current basis, generally within 30 days, for amounts originally invoiced.  This practice has an adverse impact on the working capital of our distributors.  As such, we have entered into agreements with certain distributors whereby we advance cash to the distributors to reduce the distributor's working capital requirements.  These advances are reconciled at least on a quarterly basis and are estimated based on the amount of ending inventory as reported by the distributor multiplied by a negotiated percentage.  Such advances have no impact on our revenue recognition or our condensed consolidated statements of income.  We process discounts taken by distributors against our deferred income on shipments to distributors' balance and true-up the advanced amounts generally after the end of each completed fiscal quarter.  The terms of these advances are set forth in binding legal agreements and are unsecured, bear no interest on unsettled balances and are due upon demand.  The agreements governing these advances can be canceled by us at any time.

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

Share-Based Compensation

We measure fair value and recognize compensation expense for all share-based payment awards, including grants of employee stock options, RSUs and employee stock purchase rights, to be recognized in our financial statements based on their respective grant date fair values.  Total share-based compensation during the nine months ended December 31, 2011 was $29.2 million, of which $24.1 million was reflected in operating expenses.  Total share-based compensation reflected in cost of sales during the nine months ended December 31, 2011 was $4.4 million.  Total share-based compensation included in our inventory balance was $4.1 million at December 31, 2011.

Determining the appropriate fair-value model and calculating the fair value of share-based awards at the date of grant requires judgment.  The fair value of our RSUs is based on the fair market value of our common stock on the date of grant discounted for expected future dividends.  We use the Black-Scholes option pricing model to estimate the fair value of employee stock options and rights to purchase shares under our employee stock purchase plans.  Option pricing models, including the Black-Scholes model, also require the use of input assumptions, including expected volatility, expected life, expected dividend rate, and expected risk-free rate of return.  We use a blend of historical and implied volatility based on options freely traded in the open market as we believe this is more reflective of market conditions and a better indicator of expected volatility than using purely historical volatility.  The expected life of the awards is based on historical and other economic data trended into the future.  The risk-free interest rate assumption is based on observed interest rates appropriate for the terms of our awards.  The dividend yield assumption is based on our history and expectation of future dividend payouts.  We estimate the number of share-based awards which will be forfeited due to employee turnover.  Quarterly changes in the estimated forfeiture rate can have a significant effect on reported share-based compensation, as the effect of adjusting the rate for all expense amortization after April 1, 2006 is recognized in the period the forfeiture estimate is changed.  If the actual forfeiture rate is higher or lower than the estimated forfeiture rate, then an adjustment is made to increase or decrease the estimated forfeiture rate, which will result in a decrease or increase to the expense recognized in our financial statements.  If forfeiture adjustments are made, they would affect our gross margin, research and development expenses, and selling, general and administrative expenses.  The effect of forfeiture adjustments through the third quarter of fiscal 2012 was immaterial.

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

In periods where our production levels are substantially below our normal operating capacity, the reduced production levels of our manufacturing facilities are charged directly to cost of sales.  Approximately $3.9 million was charged to cost of sales in the three and nine months ended December 31, 2011 as a result of decreased production in our wafer fabs. There were no such charges in the nine months ended December 31, 2010.

Income Taxes

As part of the process of preparing our condensed consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate.  This process involves estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes.  These differences result in deferred tax assets and liabilities, which are included within our condensed consolidated balance sheets.  We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income within the relevant jurisdiction and to the extent we believe that recovery is not likely, we must establish a valuation allowance.  We have provided valuation allowances for certain of our deferred tax assets, including state net operating loss carryforwards, foreign tax credits and state tax credits, where it is more likely than not that some portion, or all of such assets, will not be realized. At December 31, 2011, the valuation allowances totaled $77.3 million. Should we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.  At December 31, 2011, our gross deferred tax asset was $87.3 million.

Various taxing authorities in the U.S. and other countries in which we do business scrutinize the tax structures employed by businesses.  Companies of our size and complexity are regularly audited by the taxing authorities in the jurisdictions in which they conduct significant operations.  For U.S. federal, and in general for U.S. state tax returns, our fiscal 2009 through fiscal 2011 tax years remain open for examination by tax authorities. The Internal Revenue Service (I.R.S.) is currently auditing our fiscal 2009 and fiscal 2010 tax returns. We recognize liabilities for anticipated tax audit issues in the U.S. and other tax jurisdictions based on our estimate of whether, and the extent to which, additional tax payments are more likely than not.  We believe that we maintain adequate tax reserves to offset any potential tax liabilities that may arise upon these and other pending audits in the U.S. and other countries in which we do business.  If such amounts ultimately prove to be unnecessary, the resulting reversal of such reserves would result in tax benefits being recorded in the period the reserves are no longer deemed necessary.  If such amounts ultimately prove to be less than an ultimate assessment, a future charge to expense would be recorded in the period in which the assessment is determined.

Junior Subordinated Convertible Debentures

 We separately account for the liability and equity components of our junior subordinated convertible debentures in a manner that reflects our nonconvertible debt (unsecured debt) borrowing rate when interest cost is recognized.  This results in a bifurcation of a component of the debt, classification of that component in equity and the accretion of the resulting discount on the debt to be recognized as part of interest expense in our condensed consolidated statements of income.  Additionally, certain embedded features of the debentures qualify as derivatives and are bundled as a compound embedded derivative that is measured at fair value.  Lastly, we include the dilutive effect of the shares of our common stock issuable upon conversion of the outstanding junior subordinated convertible debentures in our diluted income per share calculation regardless of whether the market price trigger or other contingent conversion feature has been met.  We apply the treasury stock method as we have the intent and current ability to settle the principal amount of the junior subordinated convertible debentures in cash.  This method results in incremental dilutive shares when the average fair value of our common stock for a reporting period exceeds the conversion price per share which was $28.21 at December 31, 2011 and adjusts as dividends are recorded in the future.

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

Results of Continuing Operations

The following table sets forth certain operational data as a percentage of net sales for the periods indicated:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2011	2010	2011	2010
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	44.2	41.2	42.7	41.4
Gross profit	55.8	58.8	57.3	58.6
Research and development	13.4	11.5	12.9	11.4
Selling, general and administrative	15.8	15.2	15.5	15.4
Special charges	(0.2)	0.2	(0.1)	0.2
Operating income	26.8%	31.9%	29.0%	31.6%

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

Our net sales for the quarter ended December 31, 2011 were $329.2 million, a decrease of 3.4% from the previous quarter's sales of $340.6 million, and a decrease of 10.5% from net sales of $367.8 million in the quarter ended December 31, 2010.  Our net sales for the nine months ended December 31, 2011 were $1,044.3 million, a decrease of 5.7% from net sales of $1,107.2 million in the nine months ended December 31, 2010. The decreases in net sales for these periods were due primarily to general economic and semiconductor industry conditions. Average selling prices for our semiconductor products were down approximately 4% for the three-month period ended December 31, 2011 over the corresponding period of the previous fiscal year.  The average selling prices for our semiconductor products were essentially flat for the nine-month period ended December 31, 2011 over the corresponding period of the previous fiscal year. The number of units of our semiconductor products sold was down approximately 9% for the three-month period ended December 31, 2011, and down approximately 9% for the nine-month period ended December 31, 2011 over the corresponding periods of the previous fiscal year.

The average selling prices and the unit volumes of our sales are impacted by the mix of our products sold and overall semiconductor market conditions.  Key factors related to the amount of net sales during the three and nine-month periods ended December 31, 2011 compared to the three and nine-month periods ended December 31, 2010 include:

•	global economic conditions in the markets we serve;

•	semiconductor industry conditions;

•	inventory holding patterns of our customers;

•	increasing semiconductor content in our customers' products;

•	customers' increasing needs for the flexibility offered by our programmable solutions;

•	our new product offerings that have increased our served available market; and

•	continued market share gains in the segments of the markets we address.

Sales by product line for the three and nine months ended December 31, 2011 and 2010 were as follows (dollars in thousands):

	Three Months Ended				Nine Months Ended
	December 31,				December 31,
	(unaudited)				(unaudited)
	2011	%	2010	%	2011	%	2010	%
Microcontrollers	$216,915	65.9	$251,015	68.2	$699,667	67.0	$752,922	68.0
Memory products	41,705	12.7	53,512	14.6	137,517	13.2	170,400	15.4
Analog and interface products	43,014	13.1	44,239	12.0	127,864	12.2	132,211	11.9
Technology licensing	23,057	7.0	19,058	5.2	65,688	6.3	51,687	4.7
Other	4,465	1.3	—	—	13,529	1.3	—	—
Total sales	$329,156	100.0%	$367,824	100.0%	$1,044,265	100.0%	$1,107,220	100.0%

Microcontrollers

Our microcontroller product line represents the largest component of our total net sales.  Microcontrollers and associated application development systems accounted for approximately 65.9% of our total net sales for the three-month period ended December 31, 2011 and approximately 67.0% of our total net sales for the nine-month period ended December 31, 2011 compared to approximately 68.2% of our total net sales for the three-month period ended December 31, 2010 and approximately 68.0% of our total net sales for the nine-month period ended December 31, 2010.

Net sales of our microcontroller products decreased approximately 13.6% in the three-month period ended December 31, 2011 and approximately 7.1% in the nine-month period ended December 31, 2011 compared to the three and nine-month periods ended December 31, 2010.  These sales decreases were driven primarily by general economic and semiconductor industry conditions in the end markets that we serve including the consumer, automotive, industrial control, communications and computing markets, which offset market share gains.

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

Memory Products

Sales of our memory products accounted for approximately 12.7% of our total net sales for the three-month period ended December 31, 2011 and approximately 13.2% of our total net sales in the nine-month period ended December 31, 2011 compared to approximately 14.6% of our total net sales for the three-month period ended December 31, 2010 and approximately 15.4% of our total net sales in the nine-month period ended December 31, 2010.

Net sales of our memory products decreased approximately 22.1% in the three-month period ended December 31, 2011 and approximately 19.3% in the nine-month period ended December 31, 2011 compared to the three and nine-month periods ended December 31, 2010. These sales decreases were driven primarily by adverse customer demand conditions within the Serial EEPROM and Flash memory markets and general economic and semiconductor industry conditions.

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

Analog and Interface Products

Sales of our analog and interface products accounted for approximately 13.1% of our total net sales for the three-month period ended December 31, 2011 and approximately 12.2% of our total net sales for the nine-month period ended

December 31, 2011 compared to approximately 12.0% of our total net sales for the three-month period ended December 31, 2010 and approximately 11.9% of our total net sales for the nine-month period ended December 31, 2010.

Net sales of our analog and interface products decreased approximately 2.8% in the three-month period ended December 31, 2011 and approximately 3.3% in the nine-month period ended December 31, 2011 compared to the three and nine-month periods ended December 31, 2010.  These sales decreases were driven primarily by general economic and semiconductor industry conditions which offset market share gains achieved within the analog and interface market.

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

Technology Licensing

Technology licensing revenue includes a combination of royalties associated with technology licensed for the use of our SuperFlash technology and fees for engineering services.  Technology licensing accounted for approximately 7.0% of our total net sales for the three-month period ended December 31, 2011 and approximately 6.3% of our total net sales for the nine-month period ended December 31, 2011 compared to approximately 5.2% of our total net sales for the three-month period ended December 31, 2010 and approximately 4.7% of our total net sales for the nine-month period ended December 31, 2010.

Net sales related to our technology licensing increased approximately 21.0% in the three-month period ended December 31, 2011 and approximately 27.1% in the nine-month period ended December 31, 2011 compared to the three and nine-month periods ended December 31, 2010. These sales increases were driven primarily by the adoption of our technology by more manufacturers of semiconductors.

Revenue from technology licensing can fluctuate over time due to semiconductor industry and general economic conditions.

Other

Revenue from assembly and test subcontracting services performed during the three and nine-month periods ended December 31, 2011 accounted for approximately 1.3% of our total net sales. Our assembly and test subcontracting services revenue are a result of our acquisition of Millennium Microtech Thailand (MMT) in the fourth quarter of fiscal 2011.

Distribution

Distributors accounted for approximately 59% of our net sales in the three-month period ended December 31, 2011 and approximately 60% of our net sales in the three-month period ended December 31, 2010.  Distributors accounted for approximately 59% of our net sales in the nine-month period ended December 31, 2011 and approximately 58% of our net sales in the nine-month period ended December 31, 2010. Our distributors focus primarily on servicing the product requirements of a broad base of diverse customers.  We believe that distributors provide an effective means of reaching this broad and diverse customer base.  We believe that customers recognize Microchip for its products and brand name and use distributors as an effective supply channel.

Our largest distributor accounted for approximately 9% of our net sales in the three-month period ended December 31, 2011 and approximately 10% of our net sales in the nine-month period ended December 31, 2011 compared to approximately 10% of our net sales in each of the three and nine-month periods ended December 31, 2010.

Generally, we do not have long-term agreements with our distributors and we, or our distributors, may terminate our relationships with each other with little or no advanced notice.  The loss of, or the disruption in the operations of, one or more of our distributors could reduce our future net sales in a given quarter and could result in an increase in inventory returns.

At December 31, 2011, our distributors maintained 35 days of inventory of our products compared to 40 days of inventory at March 31, 2011.  Over the past three fiscal years, the days of inventory maintained by our distributors have fluctuated between 33 days and 46 days.  We do not believe that inventory holding patterns at our distributors will materially impact our net sales, due to the fact that we recognize revenue based on sell-through for all our distributors.

Sales by Geography

Sales by geography for the three and nine-month periods ended December 31, 2011 and 2010 were as follows (dollars in thousands):

	Three Months Ended				Nine Months Ended
	December 31,				December 31,
	(unaudited)				(unaudited)
	2011	%	2010	%	2011	%	2010	%
Americas	$69,239	21.0	$76,615	20.8	$220,040	21.1	$230,864	20.9
Europe	69,310	21.1	81,220	22.1	240,524	23.0	240,277	21.7
Asia	190,607	57.9	209,989	57.1	583,701	55.9	636,079	57.4
Total sales	$329,156	100.0%	$367,824	100.0%	$1,044,265	100.0%	$1,107,220	100.0%

Americas sales include sales to customers in the U.S., Canada, Central America and South America. Sales to foreign customers accounted for approximately 82% of our net sales in each of the three and nine-month periods ended December 31, 2011. Sales to foreign customers accounted for approximately 80% of our net sales in each of the three and nine-month periods ended December 31, 2010. Substantially all of our foreign sales are U.S. Dollar denominated.  Sales to customers in Asia have generally increased over time due to many of our customers transitioning their manufacturing operations to Asia and growth in demand from the emerging Asian market.  Our sales force in the Americas and Europe supports a significant portion of the design activity for products which are ultimately shipped to Asia.

       Gross Profit

Our gross profit was $183.8 million in the three months ended December 31, 2011 and $216.4 million in the three months ended December 31, 2010.  Our gross profit was $598.5 million in the nine months ended December 31, 2011 and $648.8 million in the nine months ended December 31, 2010. Gross profit as a percent of sales was 55.8% in the three months ended December 31, 2011 and 58.8% in the three months ended December 31, 2010.  Gross profit as a percentage of sales was 57.3% in the nine months ended December 31, 2011 and 58.6% in the nine months ended December 31, 2010.

The most significant factors affecting our gross profit percentage in the periods covered by this Form 10-Q were:

•
production levels being below the range of normal capacity levels, resulting in under absorption of fixed costs, in the three and nine months ended December 31, 2011 and at or above normal capacity levels in the three and nine months ended December 31, 2010;

•
for the three and nine months ended December 31, 2011 and the three months ended December 31, 2010, inventory write-downs being higher than the gross margin impact of sales of inventory that was previously written down;

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

We adjust our wafer fabrication and assembly and test capacity utilization as required to respond to actual and anticipated business and industry-related conditions.  Our wafer fabrication facilities operated at or above normal capacity levels, which we typically consider to be 90% to 95% of the actual capacity of our installed equipment, during the six months ended September 30, 2011 and the nine months ended December 31, 2010. However, during the three months ended December 31, 2011, we reduced wafer starts and operated below normal capacity levels in our wafer fabrication facilities in response to weaker global economic conditions. As a result, approximately $3.9 million was charged to cost of sales in the three months ended December 31, 2011 due to decreased production. In the future, if production levels are below normal capacity, we will charge cost of sales for the unabsorbed capacity. During the six months ended September 30, 2011 and the nine months ended December 31, 2010, we operated at normal capacity levels at our Thailand facility. We lowered output at our Thailand facility during the third quarter of fiscal 2012 in response to weaker economic conditions and these actions had a negative impact on our gross margins.

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

Our overall inventory levels were $217.9 million at December 31, 2011, compared to $180.8 million at March 31, 2011.  We maintained 137 days of inventory on our balance sheet at December 31, 2011 compared to 107 days of inventory at March 31, 2011.  We expect our inventory levels in the March 2012 quarter to be about flat to the levels at December 31, 2011. We believe this level of inventory will allow us to maintain competitive lead times and provide strong delivery performance to our customers and allow us to keep our fiscal 2012 and fiscal 2013 capital expenditures at low levels.

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

At December 31, 2011, approximately 69% of our assembly requirements were performed in our Thailand facility compared to approximately 60% of our assembly requirements at December 31, 2010.  The percentage of our assembly work that is performed internally fluctuates over time based on supply and demand conditions in the semiconductor industry and our internal capacity capabilities.  Third-party contractors located in Asia perform the balance of our assembly operations.  At December 31, 2011, approximately 94% of our test requirements were performed in our Thailand facility compared to approximately 88% of our test requirements being performed in our Thailand facility at December 31, 2010.  We believe that the assembly and test operations performed at our Thailand facility provide us with significant cost savings when compared to contractor assembly and test costs, as well as increased control over these portions of the manufacturing process.

We rely on outside wafer foundries for a portion of our wafer fabrication requirements.  As a result of our acquisition of SST in the first quarter of fiscal 2011, we have become more reliant on outside foundries for our wafer fabrication requirements.  In the nine months ended December 31, 2011, approximately 20% of our total net sales related to wafers that were purchased from outside foundries.

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

Research and Development (R&D)

R&D expenses for the three months ended December 31, 2011 were $44.3 million, or 13.4% of net sales, compared to $42.2 million, or 11.5% of net sales, for the three months ended December 31, 2010.  R&D expenses for the nine months ended December 31, 2011 were $134.9 million, or 12.9% of net sales, compared to $126.4 million, or 11.4% of net sales, for the nine months ended December 31, 2010. We are committed to investing in new and enhanced products, including development systems software, and in our design and manufacturing process technologies.  We believe these investments are significant factors in maintaining our competitive position.  R&D costs are expensed as incurred.  Assets purchased to support our ongoing research and development activities are capitalized when related to products which have achieved technological feasibility or that have alternative future uses and are amortized over their expected useful lives.  R&D expenses include labor, depreciation, masks, prototype wafers, and expenses for the development of process technologies, new packages, and software to support new products and design environments.

R&D expenses increased $2.1 million, or 4.9%, for the three months ended December 31, 2011 over the same period last year.  R&D expenses increased $8.5 million or 6.7% for the nine months ended December 31, 2011 over the same period last year. The primary reason for the dollar increase in R&D costs over these periods were higher headcount costs, offset by reductions in bonus costs and other discretionary spending.

 Selling, General and Administrative

Selling, general and administrative expenses for the three months ended December 31, 2011 were $52.1 million, or 15.8% of net sales, compared to $56.1 million, or 15.2% of net sales, for the three months ended December 31, 2010.  Selling, general and administrative expenses for the nine months ended December 31, 2011 were $161.6 million, or 15.5% of net sales, compared to $170.9 million, or 15.4% of net sales, for the nine months ended December 31, 2010. Selling, general and administrative expenses include salary and other expenses related to field sales, marketing and administrative personnel, advertising and promotional expenditures and legal expenses.  Selling, general and administrative expenses also include costs related to our direct sales force and field applications engineers who work in sales offices worldwide to stimulate demand by assisting customers in the selection and use of our products.

Selling, general and administrative expenses decreased $4.0 million, or 7.2%, for the three months ended December 31, 2011 over the same period last year.  Selling, general and administrative expenses decreased $9.3 million, or 5.4%, for the nine months ended December 31, 2011 over the same period last year. The primary reason for the dollar decreases in selling, general and administrative costs over these periods were reductions in bonus costs and other discretionary spending which offset additional headcount costs.

Special (Income) Charges

During the three and nine months ended December 31, 2011, we recognized $0.7 million of special income associated with prior year acquisitions comprised of a $1.0 million favorable adjustment to contingent consideration offset by $0.3 million of severance-related charges. During the three and nine months ended December 31, 2010, we incurred $0.6 million and $1.7 million, respectively, of severance-related and office closure costs.

Other Income (Expense)

Interest income in the three months ended December 31, 2011 increased to $4.4 million from $4.0 million in the three months ended December 31, 2010.  The primary reason for the increase in interest income during this period was due to $0.4 million of impairment charges on our auction rate securities recognized in the three months ended December 31, 2010. Interest income in the nine months ended December 31, 2011 was $12.4 million, which was essentially flat to the amount of interest income in the nine months ended December 31, 2010. Interest expense primarily related to our 2.125% junior subordinated convertible debentures in the three and nine months ended December 31, 2011 was $9.0 million and $25.9 million, respectively, compared to $7.7 million and $23.5 million, respectively, in the three and nine months ended December 31, 2010.  During the three months ended December 31, 2011, other income, net was $0.2 million compared to other income, net of $0.4 million in the three months ended December 31, 2010. During the nine months ended December 31, 2011, other expense, net was $1.3 million compared to other income, net of $1.7 million in the nine months ended December 31, 2010. The increases in other expense, net in the nine months ended December 31, 2011 over the corresponding period of the previous fiscal year resulted primarily from $1.5 million of expense, net in the nine months ended December 31, 2011 compared to $2.0 million of income, net in the nine months ended December 31, 2010 related to our publicly traded securities as further discussed in Note 6 of the notes to condensed consolidated financial statements.

Provision for Income Taxes

Our provision for income taxes reflects tax on foreign earnings and federal and state tax on U.S. earnings.  We had an effective tax rate from continuing operations of 7.4% for the three-month period ended December 31, 2011 and 10.9% for the three-month period ended December 31, 2010.  We had an effective tax rate from continuing operations of 11.0% for the nine-month period ended December 31, 2011 and 12.4% for the nine-month period ended December 31, 2010. Our effective tax rate is lower than statutory rates in the U.S. due primarily to our mix of earnings in foreign jurisdictions with lower tax rates.

Various taxing authorities in the U.S. and other countries in which we do business are increasing their scrutiny of the tax structures employed by businesses.  Companies of our size and complexity are regularly audited by the taxing authorities in the jurisdictions in which they conduct significant operations.  For U.S. federal, and in general for U.S. state tax returns, our fiscal 2009 through fiscal 2011 tax returns remain open for examination by the taxing authorities.  The I.R.S. is currently auditing our fiscal 2009 and fiscal 2010 tax returns. We recognize liabilities for anticipated tax audit issues in the U.S. and other tax jurisdictions based on our estimate of whether, and the extent to which, additional tax payments are probable.  We believe that we maintain adequate tax reserves to offset any potential tax liabilities that may arise upon these and other pending audits in the U.S. and other countries in which we do business.  If such amounts ultimately prove to be unnecessary, the resulting reversal of such reserves would result in tax benefits being recorded in the period the reserves are no longer deemed necessary.  If such amounts ultimately prove to be less than any final assessment, a future charge to expense would be recorded in the period in which the assessment is determined.

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

Liquidity and Capital Resources

We had $1,770.4 million in cash, cash equivalents and short-term and long-term investments at December 31, 2011, an increase of $62.0 million from the March 31, 2011 balance.  The increase in cash, cash equivalents and short-term and long-term investments over this time period is primarily attributable to cash generated from operating activities being offset by dividend payments of $198.9 million.

Net cash provided from operating activities was $294.0 million for the nine-month period ended December 31, 2011 compared to $430.1 million for the nine-month period ended December 31, 2010.  The decrease in cash flow from operations in the nine-month period ended December 31, 2011 compared to the nine-month period ended December 31, 2010 was primarily due to changes in our operating assets and liabilities and lower net income during the nine-month period ended December 31, 2011.

During the nine months ended December 31, 2011, net cash used in investing activities was $234.1 million compared to net cash used in investing activities of $217.4 million for the nine months ended December 31, 2010.  The increase in net cash used in investing activities was due primarily to an increase in net cash used in relation to our purchases, sales and maturities of available-for-sale investments in the nine months ended December 31, 2011, offset by our purchase of SST and higher capital expenditures during the nine months ended December 31, 2010.

Our level of capital expenditures varies from time to time as a result of actual and anticipated business conditions.  Capital expenditures in the nine months ended December 31, 2011 were $58.6 million compared to $100.1 million for the nine months ended December 31, 2010.  Capital expenditures are primarily for the expansion of production capacity and the addition of research and development equipment.  We currently intend to spend approximately $50 million during the next twelve months to invest in equipment and facilities to maintain, and selectively increase capacity to meet our currently anticipated needs.

We expect to finance capital expenditures through our existing cash balances and cash flows from operations.  We believe that the capital expenditures anticipated to be incurred over the next twelve months will provide sufficient manufacturing capacity to meet our currently anticipated needs.

Net cash used in financing activities was $158.1 million for the nine months ended December 31, 2011 compared to net cash used in financing activities of $204.2 million for the nine months ended December 31, 2010.  Proceeds from the exercise of stock options and employee purchases under our employee stock purchase plans were $40.4 million for the nine months ended December 31, 2011 and $51.4 million for the nine months ended December 31, 2010.  We paid cash dividends to our stockholders of $198.9 million in the nine months ended December 31, 2011 and $256.8 million in the nine months ended December 31, 2010. The primary reason for the decrease in cash dividends paid to stockholders in the 2011 period was a $65.0 million dividend paid on December 27, 2010 which was an acceleration of the dividend which would have normally been paid in March 2011.

On August 12, 2011, we entered into a credit agreement with certain lenders.  The credit agreement provides for a $750 million revolving credit facility, with a $100 million foreign currency sublimit, a $25 million letter of credit sublimit and a $15 million swingline loan sublimit, terminating on August 12, 2016. The credit agreement also contains an increase option permitting us, subject to certain requirements, to arrange with existing lenders and/or new lenders for them to provide up to an aggregate of $250 million in additional commitments, which may be for revolving loans or term loans. Proceeds of loans made under the credit agreement may be used for working capital and general corporate purposes. No loans were made nor letters of credit issued under the credit agreement at closing, and no amounts were outstanding and no letters of credit were issued at December 31, 2011.  See Note 15 of the notes to condensed consolidated financial statements for more information regarding the credit agreement.

We enter into derivative transactions from time to time in an attempt to reduce our exposure to currency rate fluctuations.  Although none of the countries in which we conduct significant foreign operations has had a highly inflationary economy in the last five years, there is no assurance that inflation rates or fluctuations in foreign currency rates in countries where we conduct operations will not adversely affect our operating results in the future.  At December 31, 2011, we had no foreign currency forward contracts outstanding.

On December 11, 2007, we announced that our Board of Directors had authorized the repurchase of up to an additional 10.0 million shares of our common stock in the open market or in privately negotiated transactions.  As of December 31, 2011, we had repurchased 7.5 million shares under this 10.0 million share authorization for a total of $234.7 million.  There is no expiration date associated with this program.  The timing and amount of future repurchases will depend upon market conditions, interest rates, and corporate considerations.

As of December 31, 2011, we held approximately 26.7 million shares as treasury shares.

On October 28, 2002, we announced that our Board of Directors had approved and instituted a quarterly cash dividend on our common stock.  A quarterly dividend of $0.348 per share was paid on December 5, 2011 in the aggregate amount of $66.8 million. A quarterly dividend of $0.349 per share was declared on February 2, 2012 and will be paid on March 6, 2012 to stockholders of record as of February 21, 2012. We expect the aggregate March cash dividend to be approximately $67.1 million. Our Board is free to change our dividend practices at any time and to increase or decrease the dividend paid, or not to pay a dividend on our common stock on the basis of our results of operations, financial condition, cash requirements and future prospects, and other factors deemed relevant by our Board.  Our current intent is to provide for ongoing quarterly cash dividends depending upon market conditions and our results of operations.

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

Off-Balance Sheet Arrangements

As of December 31, 2011, we are not involved in any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Our investments are intended to establish a high-quality portfolio that preserves principal, meets liquidity needs, avoids inappropriate concentrations, and delivers an appropriate yield in relationship to our investment guidelines and market conditions. Our investment portfolio, consisting of fixed income securities, money market funds, cash deposits, and marketable securities that we hold on an available-for-sale basis, was $1,770.4 million as of December 31, 2011 compared to $1,708.3 million as of March 31, 2011. Our available-for-sale debt securities, like all fixed income instruments, are subject to interest rate risk and will decline in value if market interest rates increase.  We have the ability to hold our fixed income investments until maturity and, therefore, we would not expect to recognize any material adverse impact in income or cash flows if market interest rates increase.

At December 31, 2011, $11.7 million of the fair value of our investment portfolio was invested in ARS.  Historically, the carrying value of ARS approximated fair value due to the frequent resetting of the interest rates.  With the continuing liquidity issues experienced in the global credit and capital markets, our ARS have experienced multiple failed auctions and are not liquid.  While we continue to earn interest on these investments based on a pre-determined formula with spreads tied to particular interest rate indices, the estimated market value for a portion of these ARS no longer approximates the original purchase value. The fair value of the failed ARS of $11.7 million has been estimated based on market information and estimates determined by management and could change significantly based on market conditions.  We evaluated the impairments in the value of these ARS, determining our intent to sell these securities prior to the recovery of our amortized cost basis resulted in the securities being other-than-temporarily impaired and recognized impairment charges on these investments in prior periods.  If the issuers are unable to successfully close future auctions or if their credit ratings deteriorate further, we may be required to further adjust the carrying value of the investments through an additional impairment charge to earnings. We believe that, based on our current unrestricted cash, cash equivalents and short-term investment balances, the current lack of liquidity in the markets for ARS will not have a material impact on our liquidity, cash flow or ability to fund our operations.

Investments in Marketable Equity Investments

Our available-for-sale marketable equity investments at December 31, 2011 consist of shares of public company common stock, the value of which is determined by the closing price of such shares on the respective markets on which the shares are traded as of the balance sheet date.  These investments are classified as marketable securities and accounted for under the provisions of ASC 320 Investments -- Debt and Equity Securities.  The market value of these investments was approximately $6.2 million at December 31, 2011 compared to our cost basis of approximately $6.8 million.  The value of our investments in these securities would be materially impacted if there was a significant change in the market price of the shares.  A hypothetical 30% favorable or unfavorable change in the stock prices compared to the stock prices at December 31, 2011 would have affected the value of our investments in marketable equity securities by approximately $1.9 million.  See Note 6 to our condensed consolidated financial statements for additional information about our investments in these marketable securities.

Investments in Non-Marketable Equity Investments

We have non-marketable equity investments in several companies, including those we acquired as a result of our acquisition of SST. These companies range from early-stage companies to more mature companies with established revenue and business models.  These companies are dependent upon the successful execution of their product and technology development, acceptance of their products and technology in the markets they serve, and financial and operational efficiency.  If any of these private companies are unsuccessful in these and other related initiatives, or if there are factors beyond their control in the markets which they serve, their performance could be materially adversely affected resulting in a loss of some or all of their value, which would in turn require us to determine if an other-than-temporary impairment to fair value exists in such private equity or debt investments.  If an other-than-temporary impairment of fair value exists, we will need to write down the investment to its fair value and recognize the related impairment charge to our income statement.  Our non-marketable equity investments, excluding those accounted for under the equity method, had a carrying amount of $5.6 million as of December 31, 2011.  As of December 31, 2011, the carrying amount of our non-marketable equity method investments was $2.2 million.

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

Changes in Internal Control over Financial Reporting

During the three months ended December 31, 2011, there was no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The manufacture and assembly of integrated circuits, particularly non-volatile, erasable CMOS memory and logic devices such as those that we produce, are complex processes. These processes are sensitive to a wide variety of factors, including the level of contaminants in the manufacturing environment, impurities in the materials used, the performance of our wafer fabrication and assembly and test personnel and equipment, and other quality issues. As is typical in the semiconductor industry, we have from time to time experienced lower than anticipated manufacturing yields. Our operating results will suffer if we are unable to maintain yields at approximately the current levels. This could include delays in the recognition of revenue, loss of revenue or future orders, and customer-imposed penalties for failure to meet contractual shipment deadlines. Our operating results are also adversely affected when we operate at less than optimal capacity. During the third and fourth quarters of fiscal 2009, we reduced wafer starts in both Fab 2 and Fab 4, implemented rotating unpaid time off and had multiple planned shutdowns in our Thailand facility to help control inventory levels in response to adverse economic conditions. This lower capacity utilization resulted in certain costs being charged directly to expense and lower gross margins. From the March 2010 quarter through the September 2011 quarter, we were running at more optimal levels of capacity utilization. However, in the third quarter of fiscal 2012, we reduced wafer starts to control inventory balances in response to a slowdown in global economic conditions. These recent actions had a negative impact on our gross margins.

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

Sales through distributors accounted for approximately 58% of our net sales in fiscal 2011 and approximately 59% of our net sales in the first nine months of fiscal 2012. Our largest distributor accounted for approximately 10% of our net sales in each of fiscal 2011 and in the first nine months of fiscal 2012. We do not have long-term agreements with our distributors and we and our distributors may each terminate our relationship with little or no advance notice.

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

We are currently, and in the future may be, involved in legal proceedings or claims regarding patent infringement, intellectual property rights, contracts and other matters. As is typical in the semiconductor industry, we receive notifications from customers or licensees from time to time who believe that we owe them indemnification or other obligations related to infringement claims made against us or the customers or licensees by third parties. These legal proceedings and claims, whether with or without merit, could result in substantial cost to us and divert our resources. If we are not able to resolve a claim, settle a matter, obtain necessary licenses on commercially reasonable terms, reengineer our products or processes to avoid infringement, and/or successfully prosecute or defend our position, we could incur uninsured liability in any of them, be required to take an appropriate charge to operations, be enjoined from selling a material portion of our products or using certain processes, suffer a reduction or elimination in the value of our inventories, and our business, financial condition or results of operations could be harmed.

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

We regularly review the financial performance of our licensees, customers, distributors and suppliers. However, any downturn in global economic conditions may adversely impact the financial viability of our licensees, customers, distributors or suppliers. The financial failure of a large licensee, customer or distributor, an important supplier, or a group thereof, could have an adverse impact on our operating results and could result in our not being able to collect our accounts receivable balances, higher reserves for doubtful accounts, write-offs for accounts receivable, and higher operating costs as a percentage of revenues.

We do not typically have long-term contracts with our customers.

We do not typically enter into long-term contracts with our customers and we cannot be certain about future order levels from our customers. When we do enter into customer contracts, the contract is generally cancelable at the convenience of the customer. Even though we had approximately 74,000 customers and our ten largest direct customers made up approximately 8% of our total revenue for the nine months ended December 31, 2011, cancellation of customer contracts could have an adverse financial impact on our revenue and profits.

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

Sales to foreign customers account for a substantial portion of our net sales. During fiscal 2011, approximately 80% of our net sales were made to foreign customers. During the first nine months of fiscal 2012, approximately 82% of our net sales were made to foreign customers. We purchase a substantial portion of our raw materials and equipment from foreign suppliers. In addition, we own product assembly and testing facilities located near Bangkok, Thailand, which has experienced periods of political instability in the past, and experienced some instability in Bangkok in May 2010, though the situation in 2010 did not noticeably affect the area in which our facilities are located. Thailand has recently experienced a period of severe flooding; however, our facilities have continued to operate normally. There can be no assurance that the current or any future flooding would not have a material adverse impact on our operations. We use various foreign contractors for a portion of our assembly and testing and for a portion of our wafer fabrication requirements. Substantially all of our finished goods inventory is maintained in Thailand.

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

We rely on the efficient and uninterrupted operation of complex information technology systems and networks to operate our business.  Any significant system or network disruption, including, but not limited to, new system implementations, computer viruses, security breaches, facility issues or energy blackouts could have a material adverse impact on our operations, sales and operating results.  Such network disruption could result in a loss of our intellectual property or the release of sensitive competitive information or partner, customer or employee personal data. Any loss of such information could harm our competitive position, result in a loss of customer confidence, and cause us to incur significant costs to remedy the damages caused by the disruptions or security breaches. From time to time, we have experienced verifiable attacks on our data by unauthorized parties; however, such attacks have not resulted in any material damage to us. In recent years, we have implemented improvements to our protective measures which are not limited to the following: firewalls, antivirus, patches, log monitors, routine backups with offsite retention of storage media, system audits, data partitioning and routine password modifications. There can be no assurance that such system improvements will be sufficient to prevent or limit the damage from any future cyber attack or disruptions and any such attack or disruption could have a material adverse impact on our business, operations and financial results.

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

A significant portion of our sales are made outside of the U.S. through the exporting and re-exporting of products. In addition to local jurisdictions' export regulations, our U.S.-manufactured products or products based on U.S. technology are subject to U.S. laws and regulations governing international trade and exports, including, but not limited to the Foreign Corrupt Practices Act, Export Administration Regulations (EAR), and trade sanctions against embargoed countries and destinations administered by the U.S. Department of the Treasury, Office of Foreign Assets Control (OFAC). Licenses or proper license exceptions are required for the shipment of our products to certain countries. A determination by the U.S. or local government that we have failed to comply with these or other export regulations or anti-bribery regulations can result in penalties which may include denial of export privileges, fines, civil or criminal penalties, and seizure of products. Such penalties could have a material adverse effect on our business including our ability to meet our sales and earnings targets. Further, a change in these laws and regulations could restrict our ability to export to previously permitted countries, customers, distributors or other third parties. Any one or more of these sanctions or a change in laws or regulations could have a material adverse effect on our business, financial condition and results of operations.

The outcome of currently ongoing and future examinations of our income tax returns by the IRS could have an adverse effect on our results of operations.

We are subject to examination of our income tax returns by the I.R.S. and other tax authorities for fiscal 2009 and later. We are currently being audited by the I.R.S. for fiscal 2009 and fiscal 2010.  We are subject to certain income tax examinations in foreign jurisdictions for fiscal 2004 and later. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. There can be no assurance that the outcomes from these continuing examinations will not have an adverse effect on our future operating results.

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

We review our long-lived assets, including goodwill and other intangible assets, for impairment annually in the fourth fiscal quarter or whenever events or changes in circumstances indicate that the carrying amount of those assets may not be recoverable. Factors that may be considered in assessing whether goodwill or intangible assets may not be recoverable include a decline in our stock price or market capitalization, reduced estimates of future cash flows and slower growth rates in our industry. Our valuation methodology for assessing impairment requires management to make judgments and assumptions based on historical experience and to rely heavily on projections of future operating performance. Because we operate in highly competitive environments, projections of future operating results and cash flows may vary significantly from our actual results. No goodwill or long-lived asset impairment charges were recorded in fiscal 2011 or the first nine months of fiscal 2012.

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

Our investments in available-for-sale marketable securities at December 31, 2011 consist of shares of public company common stock, the value of which is determined by the closing price of such shares on the respective markets on which the shares are traded as of our balance sheet date. The market value of these investments was approximately $6.2 million at December 31, 2011. The stock prices of these securities could materially decrease due to company performance or market-related activity, negatively affecting the value of these investments. If we wanted to liquidate these investments at a time in which the stock prices had decreased from current levels, our realized return would be materially and adversely affected. Depending on the number of shares we desire to sell relative to the daily trading volume in the shares, in the event we desire to sell our marketable securities, it may take several weeks or months to dispose of our position and our efforts to sell could drive down the price of the shares we are selling.

We may not realize a return on our non-marketable equity investments.

At December 31, 2011, we had investments of $7.8 million in several privately held companies, including those that we acquired as a result of our SST acquisition that SST had purchased to support its strategic initiatives. These companies range from early-stage companies to more mature companies with established revenue and business models. Many factors are critical to the success of these companies, including product and technology development, market acceptance of their products and technology, and efficiency of operations. If any of these private companies are unsuccessful as a result of these or other factors, we could lose all or part of our investment in that company. Also, if we determine that an other-than-temporary impairment to fair value exists in any of our non-marketable equity investments, we will need to write down the investment to its fair value and recognize the related impairment charge.

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

At December 31, 2011, $11.7 million of the fair value of our investment portfolio was invested in ARS.  Historically, the carrying value of ARS approximated fair value due to the frequent resetting of the interest rates.  With the continuing liquidity issues in the global credit and capital markets, our ARS have experienced multiple failed auctions.  As a result, we will not be able to access such funds until a future auction on these investments is successful.

Our ARS have experienced multiple rating downgrades by the major rating agencies. The fair value of these ARS has been estimated based on market information and estimates determined by management and could change significantly based on market conditions. Based on the estimated values, we concluded these investments were other than temporarily impaired and have recognized impairment charges on these investments in prior periods. Although we did not recognize an impairment charge for the three-month period ended December 31, 2011, we recognized impairment charges of $0.8 million for the nine-month period ended December 31, 2011. If the issuers are unable to successfully close future auctions or if their credit ratings deteriorate further, we may be required to further adjust the carrying value of the investments through an additional impairment charge to earnings.

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

Item 6.	Exhibits

10.1	Microchip Technology Incorporated 2001 Employee Stock Purchase Plan as amended through March 1, 2012
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MICROCHIP TECHNOLOGY INCORPORATED

Date:	February 6, 2012	By: /s/ J. Eric Bjornholt
J. Eric Bjornholt
Vice President and Chief Financial Officer
(Duly Authorized Officer, and
Principal Financial and Accounting Officer)