Form 10-K
period 2012-03-31
MICROCHIP TECHNOLOGY INC
filed 2012-05-30
CIK 827054

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K
(Mark One)

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended March 31, 2012
OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _________ to __________

Commission File Number:  0-21184

MICROCHIP TECHNOLOGY INCORPORATED
(Exact Name of Registrant as Specified in Its Charter)

Delaware	86-0629024
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

2355 W. Chandler Blvd., Chandler, AZ  85224-6199
(Address of Principal Executive Offices, Including Zip Code)

(480) 792-7200
(Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.001 Par Value Per Share	NASDAQ® Global Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     ☒ Yes    ☐    No

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐ Yes ☒ No

Indicate by checkmark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    ☒    Yes      ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     ☒    Yes      ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§232.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge,in definitive proxy or information statements incorporated by reference in Part III of Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐    Yes      ☒ No

Aggregate market value of the voting and non-voting common equity held by non-affiliates as of September 30, 2011 based upon the closing price of the common stock as reported by the NASDAQ Global Market on such date was approximately $5,787,068,543

Number of Shares of Common Stock, $0.001 par value, outstanding as of May 25, 2012: 193,583,220 shares

Documents Incorporated by Reference
Document	Part of Form 10-K
Proxy Statement for the 2012 Annual Meeting of Stockholders	III

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES

FORM 10-K

PART I

This Form 10-K contains certain forward-looking statements that involve risks and uncertainties, including statements regarding our strategy and future financial performance and those statements identified under "Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations – Note Regarding Forward-looking Statements."  Our actual results could differ materially from the results described in these forward-looking statements as a result of certain factors including those set forth under "Item 1A – Risk Factors," beginning below at page 11, and elsewhere in this Form 10-K.  Although we believe that the matters reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  You should not place undue reliance on these forward-looking statements.  We disclaim any obligation to update information contained in any forward-looking statement.

Item 1.   BUSINESS

We develop and manufacture specialized semiconductor products used by our customers for a wide variety of embedded control applications.  Our product portfolio comprises 8-bit, 16-bit, and 32-bit PIC® microcontrollers and 16-bit dsPIC® digital signal controllers, which feature on-board Flash (reprogrammable) memory technology.  In addition, we offer a broad spectrum of high-performance linear, mixed-signal, power management, thermal management, RF, safety and security, and interface devices, as well as serial EEPROMs, Serial Flash memories and Parallel Flash memories.  We also license Flash-IP solutions that are incorporated in a broad range of products.  Our synergistic product portfolio targets thousands of applications worldwide and a growing demand for high-performance designs in the automotive, communications, computing, consumer and industrial control markets.  Our quality systems are ISO/TS16949 (2002 version) certified.

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

Recent Developments

On May 2, 2012, we announced that we had signed a definitive agreement to acquire Standard Microsystems Corporation (“SMSC”) for $37.00 per share in cash, which represents a total equity value of about $939 million, and a total enterprise value of about $766 million, after excluding SMSC's cash and investments on its balance sheet at February 29, 2012 of approximately $173 million. The acquisition has been approved by our Board of Directors and by the SMSC Board of Directors and is expected to close in the third quarter of calendar 2012, subject to approval by SMSC stockholders, regulatory approvals and other customary closing conditions. SMSC is a leading developer of Smart Mixed-Signal Connectivity™ solutions. SMSC employs a unique systems level approach that incorporates a broad set of technologies and intellectual property to deliver differentiating products to its customers. SMSC is focused on delivering connectivity solutions that enable the proliferation of data in automobiles, consumer devices, PCs and other applications. SMSC's feature-rich products drive a number of industry standards and include USB, MOST® automotive networking, Kleer® and JukeBlox® wireless audio, embedded system control and analog solutions, including thermal management and RightTouch® capacitive sensing. SMSC is headquartered in New York and has offices and research facilities in North America, Asia and Europe.

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

The increasing demand for embedded control has made the market for microcontrollers one of the larger segments of the semiconductor market at approximately $15 billion in calendar year 2011.  Microcontrollers are currently available in 4-bit through 32-bit architectures.  4-bit microcontrollers are the smallest segment of the microcontroller market and have been in decline for several years.  8-bit microcontrollers remain very cost-effective for a wide range of high-volume embedded control applications and, as a result, continue to represent a significant portion of the overall microcontroller market.  16-bit and 32-bit microcontrollers provide higher performance and functionality, and are generally found in more complex embedded control applications.

Our Products

Our strategic focus is on embedded control solutions, including:

•	microcontrollers

•	development tools

•	analog and interface products

•	memory products

•	technology licensing

We provide highly cost-effective embedded control solutions that also offer the advantages of small size, high performance, extreme low power, wide voltage range operation, mixed signal integration, and ease of development, enabling timely and cost-effective embedded control product integration by our customers.

Microcontrollers

We offer a broad family of proprietary microcontroller products marketed under the PIC brand name.  We believe that our PIC product family is a price/performance leader in the worldwide microcontroller market.  We have shipped over 10 billion PIC microcontrollers to customers worldwide since their introduction in 1990.  Our PIC products are designed for applications requiring field programmability, high performance, low power and cost effectiveness.  Our performance results from a product architecture which features dual data and instruction pathways, referred to as a Harvard dual-bus architecture; a Reduced Instruction Set Computer, referred to as RISC; and variable length instructions; all of which provide significant speed advantages over alternative single-bus, Complex Instruction Set Computer architectures, referred to as CISC.  With close to 900 microcontrollers in our product portfolio, we target the 8-bit, 16-bit, and 32-bit microcontroller markets.

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

We have used our manufacturing experience and design and process technology to bring additional enhancements and manufacturing efficiencies to the development and production of our PIC family of microcontroller products.  Our extensive experience base has enabled us to develop our small footprint, flexible, extreme low power, low-cost user programmability feature by incorporating non-volatile memory, such as Flash, EEPROM and EPROM Memory, into the microcontroller, and to be a leader in reprogrammable microcontroller product offerings.

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

We believe that familiarity with and adoption of both our and third-party development tools by an increasing number of product designers will be an important factor in the future selection of our embedded control products.  These development tools allow design engineers to develop thousands of application-specific products from our standard microcontrollers.  To date, we have shipped almost 1.3 million development tools.

Analog and Interface Products

Our analog and interface products consist of several families with approximately 800 power management, linear, mixed-signal, thermal management, RF Linear drivers, safety and security, and interface products.  At the end of fiscal 2012, our mixed-signal analog and interface products were being shipped to more than 18,500 end customers.

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

Technology Licensing

Our technology licensing business includes license fees and royalties associated with technology licenses for the use of our SuperFlash technology and fees for engineering services.  We license our SuperFlash®  technology to foundries, integrated device manufacturers and design partners throughout the world for use in the manufacture of their advanced microcontroller products, gate array, RF and analog products that require embedded flash.

Manufacturing

Our manufacturing operations include wafer fabrication and assembly and test.  The ownership of our manufacturing resources is an important component of our business strategy, enabling us to maintain a high level of manufacturing control, resulting in us being one of the lowest cost producers in the embedded control industry.  By owning our wafer fabrication facilities and our assembly and test operations, and by employing statistical techniques (statistical process control, designed experiments and wafer level monitoring), we have been able to achieve and maintain high production yields.  Direct control over manufacturing resources allows us to shorten our design and production cycles.  This control also allows us to capture the wafer manufacturing and a portion of the assembly and testing profit margin.

Our manufacturing facilities are located in:

•	Tempe, Arizona (Fab 2)

•	Gresham, Oregon (Fab 4)

•	Chandler, Arizona (wafer probe)

•	Bangkok, Thailand (wafer probe, assembly and test)

Wafer Fabrication

Fab 2 currently produces 8-inch wafers and supports manufacturing processes from 0.35 to 5.0 microns.  During the first half of fiscal 2012, Fab 2 operated at or above normal capacity levels, which we typically consider to be in the range of 90% to 95% of the actual capacity of the installed equipment.  During the second half of fiscal 2012, due to weak economic and semiconductor industry conditions, Fab 2 operated slightly below normal capacity levels. Fab 2's capacity to support more advanced technologies was increased during fiscal 2012 by making process improvements, upgrading existing equipment, and adding equipment as required.

Fab 4 currently produces 8-inch wafers using predominantly 0.22 to 0.5 micron manufacturing processes and is capable of supporting technologies below 0.18 microns.  Similar to Fab 2, Fab 4 was operating at or above normal capacity levels during the first half of fiscal 2012 and slightly below normal capacity levels during the second half of fiscal 2012. The capacity of Fab 4 increased during fiscal 2012 to support our most advanced technology and support new technology development. The capacity increase was completed by starting up more of the tools we acquired when we purchased Fab 4 in fiscal 2003 and installing new tools.  A significant amount of additional clean room capacity and equipment acquired with Fab 4 can be brought on line in the future to support incremental wafer fabrication capacity needs.  We believe the combined capacity of Fab 2 and Fab 4 will provide sufficient capacity to allow us to respond to increases in future demand over the next several years with modest incremental capital expenditures.

We continue to transition products to more advanced process technologies to reduce future manufacturing costs.  We believe that our ability to successfully transition to more advanced process technologies is important for us to remain competitive.

We have, in recent years, outsourced a portion of our wafer production requirements to third-party wafer foundries to augment our internal manufacturing capabilities.  As a result of our acquisition of SST in fiscal 2011, we have become more reliant on outside wafer foundries for our wafer fabrication requirements.  In fiscal 2012, approximately 20% of our sales came from products that were produced at outside wafer foundries.

Wafer Probe, Assembly and Test

We perform wafer probe, product assembly and testing at our facilities located near Bangkok, Thailand.  We also perform a limited amount of wafer probe at our Chandler, Arizona facility. As of March 31, 2012, approximately 67% of our assembly requirements were being performed in our Thailand facilities.  As of March 31, 2012, approximately 95% of our test requirements were performed in our Thailand facilities.  We use third-party assembly and test contractors in several Asian countries for the balance of our assembly and test requirements.  During the first half of fiscal 2012, we operated at normal capacity levels and selectively increased our probe, assembly and test capacity at our Thailand facilities. During the second half of fiscal 2012, due to weak economic and semiconductor industry conditions, we operated at levels below the total operating capacity of our Thailand facilities.

General Matters Impacting Our Manufacturing Operations

We employ proprietary design and manufacturing processes in developing our microcontroller, analog and memory products.  We believe our processes afford us both cost-effective designs in existing and derivative products and greater functionality in new product designs.  While many of our competitors develop and optimize separate processes for their logic, analog and memory product lines, we use a common process technology for our microcontroller, analog, and non-volatile memory products.  This allows us to more fully absorb our process research and development costs and to deliver new products to market more rapidly.  Our engineers utilize advanced computer-aided design tools and software to perform circuit design, simulation and layout, and our in-house photomask and wafer fabrication facilities enable us to rapidly verify design techniques by processing test wafers quickly and efficiently.

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

At the end of fiscal 2012, we owned identifiable long-lived assets (consisting of property, plant and equipment) in the U.S. with a carrying value, net of accumulated depreciation, of $314.3 million and $202.3 million in other countries, including $186.1 million in Thailand.  At the end of fiscal 2011, we owned identifiable long-lived assets in the U.S. with a carrying value, net of accumulated depreciation, of $330.0 million and $210.5 million in other countries, including $193.7 million in Thailand.

Research and Development (R&D)

We are committed to continuing our investment in new and enhanced products, including development systems, and in our design and manufacturing process technologies.  We believe these investments are significant factors in maintaining our competitive position.  Our current R&D activities focus on the development of microcontrollers, digital signal controllers, Serial EEPROM memory, NOR FLASH Memory, Embedded FLASH technologies, RF products, analog and interface products, development systems, user interface products, software and application-specific software libraries.  We are also developing design and process technologies to enable new products and innovative features as well as achieve further cost reductions and performance improvements in existing products.

In fiscal 2012, our R&D expenses were $182.7 million, compared to $170.6 million in fiscal 2011 and $120.8 million in fiscal 2010.  R&D expenses included share-based compensation expense of $14.7 million in fiscal 2012, $12.9 million in fiscal 2011 and $12.2 million in fiscal 2010.

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

Distribution

Our distributors focus primarily on servicing the product requirements of a broad base of diverse customers.  We believe that distributors provide an effective means of reaching this broad and diverse customer base.  We believe that customers recognize us for our products and brand name and use distributors as an effective supply channel.

In fiscal 2012, we derived 59% of our net sales through distributors and 41% of our net sales from customers serviced directly by us.  In fiscal 2011, we derived 58% of our net sales through distributors and 42% of our net sales from customers serviced directly by us.  In fiscal 2010, we derived 61% of our net sales through distributors and 39% of our net sales from customers serviced directly by us.  Our largest distributor accounted for approximately 10% of our net sales in each of fiscal 2012 and 2011 and 12% of our net sales in fiscal 2010.  No other distributor or end customer accounted for more than 10% of our net sales in fiscal 2012, fiscal 2011 or fiscal 2010.

We do not have long-term agreements with our distributors and we, or our distributors, may each terminate our relationship with little or no advanced notice.  The loss of, or the disruption in the operations of, one or more of our distributors could reduce our future net sales in a given quarter and could result in an increase in inventory returns.

Sales by Geography

Sales by geography for fiscal 2012, fiscal 2011 and fiscal 2010 were as follows (dollars in thousands):

	Year Ended March 31,
	2012	%	2011	%	2010	%
Americas	$290,392	21.0	$310,735	20.9	$231,398	24.4
Europe	319,881	23.1	334,911	22.5	237,354	25.1
Asia	772,903	55.9	841,559	56.6	478,977	50.5
Total Sales	$1,383,176	100.0	$1,487,205	100.0	$947,729	100.0

Sales to foreign customers accounted for approximately 82% of our net sales in fiscal 2012, approximately 80% of our net sales in fiscal 2011 and approximately 77% of our net sales in fiscal 2010.  Our sales to foreign customers have been predominately in Asia and Europe, which we attribute to the manufacturing strength in those areas for automotive, communications, computing, consumer and industrial control products.  Americas sales include sales to customers in the U.S., Canada, Central America and South America.

Sales to customers in China, including Hong Kong, accounted for approximately 24% of our net sales in fiscal 2012, approximately 25% of our net sales in fiscal 2011 and approximately 25% of our net sales in fiscal 2010.  Sales to customers in Taiwan accounted for approximately 15% of our net sales in fiscal 2012, approximately 13% of our net sales in fiscal 2011 and approximately 10% of our net sales in fiscal 2010.  We did not have sales into any other foreign countries that exceeded 10% of our net sales during fiscal 2012, fiscal 2011 or fiscal 2010.

Our international sales are substantially all U.S. dollar denominated.  Although foreign sales are subject to certain government export restrictions, we have not experienced any material difficulties to date as a result of export restrictions.

The semiconductor industry is characterized by seasonality and wide fluctuations of supply and demand.  Since a significant portion of our revenue is from consumer markets and international sales, our business is subject to seasonally lower revenues in the third and fourth quarters of our fiscal year.  However, in recent periods, changes in global economic and semiconductor industry conditions have had a more significant impact on our results than seasonality, and has made it difficult to assess the impact of seasonal factors on our business.

Backlog

As of April 30, 2012, our backlog was approximately $328.8 million, compared to $544.9 million as of April 30, 2011.  Our backlog includes all purchase orders scheduled for delivery within the subsequent 12 months.

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

We currently compete principally on the basis of the technical innovation and performance of our embedded control products, including the following product characteristics:

•	speed

•	functionality

•	density

•	low power consumption

•	reliability

•	packaging alternatives

We believe that other important competitive factors in the embedded control market include:

•	ease of use

•	functionality of application development systems

•	dependable delivery, quality and availability

•	technical and innovative service and support

•	price

We believe that we compete favorably with other companies on all of these factors, but we may be unable to compete successfully in the future, which could harm our business.

Patents, Licenses and Trademarks

We maintain a portfolio of U.S. and foreign patents, expiring on various dates between 2012 and 2030.  We also have numerous additional U.S. and foreign patent applications pending.  We do not expect that the expiration of any particular patent will have a material impact on our business.  While we intend to continue to seek patents on our technology and manufacturing processes, we believe that our continued success depends primarily on the technological skills and innovative capabilities of our personnel and our ability to rapidly commercialize product developments, rather than on our patents.  Our existing and new patents, trademarks and copyrights that issue may not be of sufficient scope or strength to provide meaningful intellectual property protection or any commercial advantage to us.  Pursuing violations of our intellectual property rights on a worldwide basis is a complex business area involving patent law, trademark law, copyright law and the laws of certain foreign countries do not protect our intellectual property rights to the same extent as the laws of the U.S.

We have entered into certain intellectual property licenses and cross-licenses with other companies related to semiconductor products and manufacturing processes.  As is typical in the semiconductor industry, we and our customers have from time to time received, and may in the future receive, communications from third parties asserting patent or other intellectual property rights on certain of our products or technologies.  We investigate all such notices and respond as we believe is appropriate.  Based on industry practice, we believe that in most cases we can obtain necessary licenses or other rights on commercially reasonable terms, but we cannot assure that all licenses would be on acceptable terms, that litigation would not ensue or that damages for any past infringement would not be assessed.  Litigation, which could result in substantial costs to us and require significant attention from management, may be necessary to enforce our patents or other intellectual property rights, or to defend us against claimed infringement of the rights of others.  The failure to obtain necessary licenses or other rights, or litigation arising out of infringement claims, could harm our business.

Environmental Regulation

We must comply with many different federal, state, local and foreign governmental regulations related to the use, storage, discharge and disposal of certain chemicals and gases used in our manufacturing processes.  Our facilities have been designed to comply with these regulations and we believe that our activities are conducted in material compliance with such regulations.  Any changes in such regulations or in their enforcement could require us to acquire costly equipment or to incur other significant expenses to comply with environmental regulations.  Any failure by us to adequately control the storage, use, discharge and disposal of regulated substances could result in significant future liabilities.

Increasing public attention has been focused on the environmental impact of electronic manufacturing operations.  While we have not experienced any materially adverse effects on our operations from recently adopted environmental regulations, our business and results of operations could suffer if for any reason we fail to control the storage or use of, or to adequately restrict the discharge or disposal of, hazardous substances under present or future environmental regulations.

Employees

As of March 31, 2012, we had 6,923 employees.  None of our employees are represented by a labor organization.  We have never had a work stoppage and believe that our employee relations are good.

Executive Officers of the Registrant

The following sets forth certain information regarding our executive officers as of April 30, 2012:

Name	Age	Position
Steve Sanghi	56	Chairman of the Board, President and Chief Executive Officer
Ganesh Moorthy	52	Executive Vice President & Chief Operating Officer
J. Eric Bjornholt	41	Vice President, Chief Financial Officer
Stephen V. Drehobl	50	Vice President, Security, Microcontroller and Technology Division
David S. Lambert	60	Vice President, Fab Operations
Mitchell R. Little	60	Vice President, Worldwide Sales and Applications
Richard J. Simoncic	48	Vice President, Analog and Interface Products Division

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

Mr. Moorthy has served as Chief Operating Officer since June 2009, as Executive Vice President since October 2006 and as a Vice President in various roles since he joined Microchip in 2001.  Prior to this time, he served in various executive capacities with other semiconductor companies.  Mr. Moorthy holds an M.B.A. in Marketing from National University, a B.S. degree in Electrical Engineering from the University of Washington and a B.S. degree in Physics from the University of Mumbai, India.

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

Our operating results are impacted by global economic conditions and may fluctuate in the future due to a number of factors that could reduce our net sales and profitability.

Our operating results are affected by a wide variety of factors that could reduce our net sales and profitability, many of which are beyond our control. Some of the factors that may affect our operating results include:

•	general economic, industry or political conditions in the U.S. or internationally;

•	changes in demand or market acceptance of our products and products of our customers;

•	changes in utilization of our manufacturing capacity and fluctuations in manufacturing yields;

•	the mix of inventory we hold and our ability to satisfy orders from our inventory;

•	levels of inventories at our customers;

•	risk of excess and obsolete inventories;

•	our ability to secure sufficient wafer foundry, assembly and testing capacity;

•	availability of raw materials and equipment;

•	competitive developments including pricing pressures;

•	unauthorized copying of our products resulting in pricing pressure and loss of sales;

•	the level of orders that are received and can be shipped in a quarter;

•	the level of sell-through of our products through distribution;

•	fluctuations in the mix of products;

•	changes or fluctuations in customer order patterns and seasonality;

•	announcements of significant acquisitions or any delays or unexpected developments with respect to previously announced acquisitions;

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

We believe that period-to-period comparisons of our operating results are not necessarily meaningful and that you should not rely upon any such comparisons as indications of our future performance. In future periods, our operating results may fall below our public guidance or the expectations of public market analysts and investors, which would likely have a negative effect on the price of our common stock. Adverse global economic conditions, the subsequent economic recovery and recent economic uncertainty have caused our operating results to fluctuate significantly and make comparability between periods less meaningful.
Our operating results will suffer if we ineffectively utilize our manufacturing capacity or fail to maintain manufacturing yields.

The manufacture and assembly of integrated circuits, particularly non-volatile, erasable CMOS memory and logic devices such as those that we produce, are complex processes. These processes are sensitive to a wide variety of factors, including the level of contaminants in the manufacturing environment, impurities in the materials used, the performance of our wafer fabrication and assembly and test personnel and equipment, and other quality issues. As is typical in the semiconductor industry, we have from time to time experienced lower than anticipated manufacturing yields. Our operating results will suffer if we are unable to maintain yields at approximately the current levels. This could include delays in the recognition of revenue, loss of revenue or future orders, and customer-imposed penalties for failure to meet contractual shipment deadlines. Our operating results are also adversely affected when we operate at less than optimal capacity. During the third and fourth quarters of fiscal 2009, we reduced wafer starts in both Fab 2 and Fab 4, implemented rotating unpaid time off and had multiple planned shutdowns in our Thailand facility to help control inventory levels in response to adverse economic conditions. This lower capacity utilization resulted in certain costs being charged directly to expense and lower gross margins. From the March 2010 quarter through the September 2011 quarter, we were running at more optimal levels of capacity utilization. However, in the third quarter of fiscal 2012, we reduced wafer starts to control inventory balances in response to a slowdown in global economic conditions. We continued with the reduced level of wafer starts in the fourth quarter of fiscal 2012. These recent actions had a negative impact on our gross margins.

We are dependent on orders that are received and shipped in the same quarter and are therefore limited in our visibility of future product shipments.

Our net sales in any given quarter depend upon a combination of shipments from backlog and orders received in that quarter for shipment in that quarter, which we refer to as turns orders. We measure turns orders at the beginning of a quarter based on the orders needed to meet the shipment targets that we set entering the quarter. Historically, we have relied on our ability to respond quickly to customer orders as part of our competitive strategy, resulting in customers placing orders with relatively short delivery schedules. Shorter lead times generally mean that turns orders as a percentage of our business are relatively high in any particular quarter and reduce our backlog visibility on future product shipments. Turns orders correlate to overall semiconductor industry conditions and product lead times. Because turns orders are difficult to predict, varying levels of turns orders make our net sales more difficult to forecast. If we do not achieve a sufficient level of turns orders in a particular quarter relative to our revenue targets, our revenue and operating results will likely suffer.

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

Historically, average selling prices in the semiconductor industry decrease over the life of any particular product. The overall average selling prices of our microcontroller and proprietary analog and interface products have remained relatively constant, while average selling prices of our memory and non-proprietary analog and interface products have declined over time.

We have experienced, and expect to continue to experience, modest pricing declines in certain of our more mature proprietary product lines, primarily due to competitive conditions. We have been able to moderate average selling price declines in many of our proprietary product lines by continuing to introduce new products with more features and higher prices. However, there can be no assurance that we will be able to do so in the future. We have experienced in the past, and expect to continue to experience in the future, varying degrees of competitive pricing pressures in our memory and non-proprietary analog products. We may be unable to maintain average selling prices for our products as a result of increased pricing pressure in the future, which could adversely impact our operating results.

Our business is dependent on selling through distributors.

Sales through distributors accounted for approximately 59% of our net sales in fiscal 2012 and approximately 58% of our net sales in fiscal 2011. Our largest distributor accounted for approximately 10% of our net sales in each of fiscal 2012 and fiscal 2011. We do not have long-term agreements with our distributors and we and our distributors may each terminate our relationship with little or no advance notice.

Any future adverse conditions in the U.S. or global economies or in the U.S. or global credit markets could materially impact the operations of our distributors. Any deterioration in the financial condition of our distributors or any disruption in the operations of our distributors could adversely impact the flow of our products to our end customers and adversely impact our results of operation. In addition, during an industry or economic downturn, it is possible there will be an oversupply of products and a decrease in sell-through of our products by our distributors which could reduce our net sales in a given period and result in an increase in inventory returns.

Our success depends on our ability to introduce new products on a timely basis.

Our future operating results will depend on our ability to develop and introduce new products on a timely basis that can compete effectively on the basis of price and performance and which address customer requirements. The success of our new product introductions depends on various factors, including, but not limited to:

•	proper new product selection;

•	timely completion and introduction of new product designs;

•	timely filing and protection of intellectual property rights for new product designs;

•	availability of development and support tools and collateral literature that make complex new products easy for engineers to understand and use; and

•	market acceptance of our customers' end products.

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

The semiconductor industry is characterized by seasonality and wide fluctuations of supply and demand. Since a significant portion of our revenue is from consumer markets and international sales, our business is subject to seasonally lower revenues in the third and fourth quarters of our fiscal year. However, broad fluctuations in our overall business in recent periods and changes in semiconductor industry and global economic conditions have had a more significant impact on our results than seasonality, and have made it difficult to assess the impact of seasonal factors on our business. The industry has also experienced significant economic downturns, characterized by diminished product demand and production over-capacity. We have sought to reduce our exposure to this industry cyclically by selling proprietary products that cannot be easily or quickly replaced to a geographically diverse base of customers across a broad range of market segments. However, we have experienced substantial period-to-period fluctuations in operating results and expect, in the future, to experience period-to-period fluctuations in operating results due to general industry or economic conditions.

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

We do not typically enter into long-term contracts with our customers and we cannot be certain about future order levels from our customers. When we do enter into customer contracts, the contract is generally cancelable at the convenience of the customer. Even though we had approximately 74,000 customers and our ten largest direct customers made up approximately 8% of our total net sales in fiscal 2012, cancellation of customer contracts could have an adverse impact on our revenue and profits.

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

Operations at any of our facilities, at the facilities of any of our wafer fabrication or assembly and test subcontractors, or at any of our significant vendors or customers may be disrupted for reasons beyond our control. These reasons may include work stoppages, power loss, incidents of terrorism or security risk, political instability, public health issues, telecommunications, transportation or other infrastructure failure, radioactive contamination, fire, earthquake, floods, volcanic eruptions or other natural disasters. We have taken steps to mitigate the impact of some of these events should they occur; however, we cannot be certain that our actions will be effective to avoid a significant impact on our business in the event of a disaster or other business interruption.

In particular, Thailand has experienced periods of severe flooding in recent years; however, our facilities in Thailand have continued to operate normally. There can be no assurance that any future flooding in Thailand would not have a material adverse impact on our operations. If operations at any of our facilities, or our subcontractors' facilities are interrupted, we may not be able to shift production to other facilities on a timely basis, and we may need to spend significant amounts to repair or replace our facilities and equipment.  If we experienced business interruptions, we would likely experience delays in shipments of products to our customers and alternate sources for production may be unavailable on acceptable terms. This could result in reduced revenues and profits and the cancellation of orders or loss of customers. Although we maintain business interruption insurance, such insurance will likely not be enough to compensate us for any losses that may occur and any losses or damages incurred by us as a result of business interruptions could significantly harm our business.

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

Sales to foreign customers account for a substantial portion of our net sales. During fiscal 2012, approximately 82% of our net sales were made to foreign customers. During fiscal 2011, approximately 80% of our net sales were made to foreign customers. We purchase a substantial portion of our raw materials and equipment from foreign suppliers. In addition, we own product assembly and testing facilities located near Bangkok, Thailand, which has experienced periods of political instability in the past. From time to time, Thailand has also experienced periods of severe flooding; however, our facilities have continued to operate normally. There can be no assurance that any future flooding in Thailand would not have a material adverse impact on our operations. We use various foreign contractors for a portion of our assembly and testing and for a portion of our wafer fabrication requirements. Substantially all of our finished goods inventory is maintained in Thailand.

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

Third-party service providers, such as foundries, assembly and test contractors, distributors, credit card processors and other vendors have access to certain portions of our sensitive data. In the event that these service providers do not properly safeguard our data that they hold, security breaches and loss of our data could result. Any such loss of data by our third-party service providers could negatively impact our business, operations and financial results.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act requires the SEC to establish new disclosure and reporting requirements regarding the use of “conflict” minerals mined from the Democratic Republic of Congo and adjoining countries in products, whether or not these products are manufactured by third parties. When these new requirements are implemented, they could affect the sourcing and availability of minerals used in the manufacture of semiconductor devices (including our products), and there will be additional costs associated with complying with the disclosure requirements, such as costs related to determining the source of any conflict minerals used in our products. Also, since our supply chain is complex, we may face reputational challenges if we are unable to sufficiently verify the origins for all metals used in our products through the procedures we may implement. We may also encounter challenges to satisfy those customers who require that all of the components of our products are certified as conflict free.  If we are not able to meet customer requirements, customers may choose to disqualify us as a supplier and we may have to write off inventory in the event that it cannot be sold.

Climate change regulations and sustained adverse climate change poses both regulatory and physical risks that could harm our results of operations or affect the way we conduct our business.

New climate change regulations could require us to limit emissions, change our manufacturing processes, obtain substitute materials that may cost more or be less available, increase our investment in control technology for greenhouse gas emissions, fund offset projects or undertake other costly activities. These regulations could significantly increase our costs and restrict our manufacturing operations by virtue of requirements for new equipment. It is possible that new permits will be required for our current or any expansion of our operations. Failure to receive timely permits could result in the imposition of fines, suspension of production, or cessation of operations at one or more facilities. In addition, new restrictions on carbon dioxide or other greenhouse gas emissions could result in significant costs such as higher energy costs, and utility companies passing down carbon taxes, emission cap and trade programs and renewable portfolio standards. The cost of complying, or of failing to comply, with these and other climate change and emissions regulations could have an adverse effect on our operating results.

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

A significant portion of our sales are made outside of the U.S. through the exporting and re-exporting of products. In addition to local jurisdictions' export regulations, our U.S.-manufactured products or products based on U.S. technology are subject to U.S. laws and regulations governing international trade and exports, including, but not limited to the Foreign Corrupt Practices Act, Export Administration Regulations (EAR), and trade sanctions against embargoed countries and destinations administered by the U.S. Department of the Treasury, Office of Foreign Assets Control (OFAC). Licenses or proper license exceptions are required for the shipment of our products to certain countries. A determination by the U.S. or local government that we have failed to comply with these or other export regulations or anti-bribery regulations can result in penalties which may include denial of export privileges, fines, civil or criminal penalties, and seizure of products. Such penalties could have a material adverse effect on our business, sales and earnings. Further, a change in these laws and regulations could restrict our ability to export to previously permitted countries, customers, distributors or other third parties. Any one or more of these sanctions or a change in laws or regulations could have a material adverse effect on our business, financial condition and results of operations.

The outcome of currently ongoing and future examinations of our income tax returns by the IRS could have an adverse effect on our results of operations.

We are subject to examination of our income tax returns by the I.R.S. and other tax authorities for fiscal 2009 and later. We are currently being audited by the I.R.S. for fiscal 2009 and fiscal 2010.  We are subject to certain income tax examinations in foreign jurisdictions for fiscal 2005 and later. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. There can be no assurance that the outcomes from these continuing examinations will not have an adverse effect on our future operating results.

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

We may not fully realize the anticipated benefits of our completed or future acquisitions or divestitures, including our recently announced agreement to acquire SMSC.

We have acquired, and expect in the future to acquire, additional businesses that we believe will complement or augment our existing businesses. In this regard, in May 2012, we announced the execution of a definitive agreement to acquire SMSC, a publicly traded semiconductor company. The integration process for our acquisitions, including our acquisition of SMSC, may be complex, costly and time consuming and include unanticipated issues, expenses and liabilities. We may not be able to successfully or profitably integrate, operate, maintain and manage any newly acquired operations or employees. We may not be able to maintain uniform standards, procedures and policies and we may be unable to realize the expected synergies and cost savings from the integration. There may be increased risk due to integrating financial reporting and internal control systems. We may have difficulty in developing, manufacturing and marketing the products of a newly acquired company, or in growing the business at the rate we anticipate. Following an acquisition, we may not achieve the revenue or net income levels that justify the acquisition. We may suffer loss of key employees, customers and strategic partners of acquired companies and it may be difficult to implement our corporate culture at acquired companies. We may be subject to claims by terminated employees, shareholders of acquired companies and other third parties related to the transaction. Acquisitions may also result in one-time charges (such as acquisition-related expenses, write-offs, restructuring charges, or future impairment of goodwill), contingent liabilities, adverse tax consequences, additional stock-based compensation expense and other charges that adversely affect our operating results. Additionally, we may fund acquisitions of new businesses or strategic alliances by utilizing cash, raising debt, issuing shares of common stock, or other mechanisms.

While the risks above may be relevant to all of our acquisitions, our recently announced acquisition of SMSC, when completed, will be a larger and more complex transaction than our other recent transactions and exposes us to greater risks and liabilities than we have encountered in the past.

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

We review our long-lived assets, including goodwill and other intangible assets, for impairment annually in the fourth fiscal quarter or whenever events or changes in circumstances indicate that the carrying amount of those assets may not be recoverable. Factors that may be considered in assessing whether goodwill or intangible assets may not be recoverable include a decline in our stock price or market capitalization, reduced estimates of future cash flows and slower growth rates in our industry. Our valuation methodology for assessing impairment requires management to make judgments and assumptions based on historical experience and to rely heavily on projections of future operating performance. Because we operate in highly competitive environments, projections of future operating results and cash flows may vary significantly from our actual results. No goodwill or long-lived asset impairment charges were recorded in fiscal 2011 or fiscal 2012.

Our financial condition and results of operations could be adversely affected if we do not effectively manage our current or future debt.

As a result of our sale of $1.15 billion of principal value 2.125% junior subordinated convertible debentures in December 2007, we have a substantially greater amount of long-term debt than we have maintained in the past. In August 2011, we entered into a $750 million revolving credit agreement. Although we have not yet borrowed under such credit agreement, we expect to borrow a significant amount under such agreement in connection with the closing of our acquisition of SMSC later this year. Our maintenance of substantial levels of debt could adversely affect our ability to take advantage of corporate opportunities and could adversely affect our financial condition and results of operations. We may need or desire to refinance all or a portion of our debentures or any other future indebtedness and there can be no assurance that we will be able to refinance any of our indebtedness on commercially reasonable terms, if at all.

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

We prepare our financial statements in conformity with accounting principles generally accepted in the U.S. These accounting principles are subject to interpretation or changes by the FASB and the SEC. New accounting pronouncements and varying interpretations of accounting standards and practices have occurred in the past and are expected to occur in the future. New accounting pronouncements or a change in the interpretation of existing accounting standards or practices may have a significant effect on our reported financial results and may even affect our reporting of transactions completed before the change is announced or effective.

Potential U.S. tax legislation regarding our foreign earnings could materially and adversely impact our business and financial results.

Currently, a majority of our revenue is generated from customers located outside the U.S., and a substantial portion of our assets, including employees, are located outside the U.S. Present U.S. income taxes and foreign withholding taxes have not been provided on undistributed earnings for certain of our non-U.S. subsidiaries, because such earnings are intended to be indefinitely reinvested in the operations of those subsidiaries. In recent years, there have been a number of initiatives proposed by the Obama administration and members of Congress regarding the tax treatment of such undistributed earnings.  If adopted, certain of these initiatives would substantially reduce our ability to defer U.S. taxes including repealing the deferral of U.S. taxation of foreign earnings, eliminating utilization of or substantially reducing our ability to claim foreign tax credits, and eliminating various tax deductions until foreign earnings are repatriated to the U.S. Changes in tax law such as these proposals could have a material negative impact on our financial position and results of operations.

The value of our investments in marketable equity investments could change materially.

Our investments in available-for-sale marketable securities at March 31, 2012 consist of shares of public company common stock, the value of which is determined by the closing price of such shares on the respective markets on which the shares are traded as of our balance sheet date. The market value of these investments was approximately $5.3 million at March 31, 2012. The stock prices of these securities could materially decrease due to company performance or market-related activity, negatively affecting the value of these investments. If we wanted to liquidate these investments at a time in which the stock prices had decreased from current levels, our realized return would be materially and adversely affected. Depending on the number of shares we desire to sell relative to the daily trading volume in the shares, in the event we desire to sell our marketable securities, it may take several weeks or months to dispose of our position and our efforts to sell could drive down the price of the shares we are selling.

We may not realize a return on our non-marketable equity investments.

At March 31, 2012, we had investments of $7.7 million in several privately held companies, including those that we acquired as a result of our acquisition of SST. These companies range from early-stage companies to more mature companies with established revenue and business models. Many factors are critical to the success of these companies, including product and technology development, market acceptance of their products and technology, and achievement of financial and operational efficiencies. If any of these private companies are unsuccessful as a result of these or other factors, we could lose all or part of our investment in that company. Also, if we determine that an other-than-temporary impairment to fair value exists in any of our non-marketable equity investments, we will need to write down the investment to its fair value and recognize the related impairment charge.

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

At March 31, 2012, $10.2 million of the fair value of our investment portfolio was invested in ARS.  Historically, the carrying value of ARS approximated fair value due to the frequent resetting of the interest rates.  With the continuing liquidity issues in the global credit and capital markets, our ARS have experienced multiple failed auctions.  As a result, we will not be able to access such funds until a future auction on these investments is successful.

Our ARS have experienced multiple rating downgrades by the major rating agencies. The fair value of these ARS has been estimated based on market information and estimates determined by management and could change significantly based on market conditions. Based on the estimated values, we concluded these investments were other than temporarily impaired and have recognized impairment charges on these investments in prior periods. In fiscal 2012, we recognized a $0.3 million gain on our ARS positions as a gain on redemption at par value of one ARS position offset impairment charges recognized during the year. We recognized impairment charges of $1.6 million in fiscal 2011. If the issuers are unable to successfully close future auctions or if their credit ratings deteriorate further, we may be required to further adjust the carrying value of the investments through an additional impairment charge to earnings.

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

At March 31, 2012, we owned the facilities described below:

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

In addition to the facilities we own, we lease several research and development facilities and sales offices in North America, Europe and Asia.  Our aggregate monthly rental payment for our leased facilities is approximately $0.8 million.

We currently believe that our existing facilities are suitable and will be adequate to meet our requirements for at least the next 12 months.

See page 37 for a discussion of the capacity utilization of our manufacturing facilities.

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

Item 4.    MINE SAFETY DISCLOSURES

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

Fiscal 2012	High	Low	Fiscal 2011	High	Low
First Quarter	$41.33	$35.69	First Quarter	$30.62	$26.61
Second Quarter	$38.39	$29.60	Second Quarter	$31.56	$27.60
Third Quarter	$37.09	$30.43	Third Quarter	$36.31	$30.46
Fourth Quarter	$38.42	$35.17	Fourth Quarter	$38.31	$34.72

Stock Price Performance Graph

The following graph and table show a comparison of the five-year cumulative total stockholder return, calculated on a dividend reinvestment basis, for Microchip Technology Incorporated, the Standard & Poor's (S&P) 500 Stock Index, and the Philadelphia Semiconductor Index.

	Cumulative Total Return
	March 2007	March 2008	March 2009	March 2010	March 2011	March 2012
Microchip Technology Incorporated	100.00	95.35	65.13	91.36	128.84	131.12
S&P 500 Stock Index	100.00	94.92	58.77	88.02	101.79	110.48
Philadelphia Semiconductor Index	100.00	96.18	74.68	104.58	122.11	145.95

Data acquired by Research Data Group, Inc. (www.researchdatagroup.com)

On May 18, 2012, there were approximately 340 holders of record of our common stock.  This figure does not reflect beneficial ownership of shares held in nominee names.

We have been declaring and paying quarterly cash dividends on our common stock since the third quarter of fiscal 2003.  Our total cash dividends paid were $266.2 million, $256.8 million and $249.6 million in fiscal 2012, fiscal 2011 and fiscal 2010, respectively.  The following table sets forth our quarterly cash dividends per common share and the total amount of the dividend payment for each quarter in fiscal 2012 and fiscal 2011.  At the end of our fiscal 2011 third quarter, a second cash dividend of $0.345 per share was paid in the aggregate amount of $65.0 million which was an acceleration of the dividend that would normally have been paid in March 2011 (amounts in thousands, except per share amounts):

Fiscal 2012	Dividends per Common Share	Aggregate Amount of Dividend Payment	Fiscal 2011	Dividends per Common Share	Aggregate Amount of Dividend Payment
First Quarter	$0.346	$65,900	First Quarter	$0.342	$63,452
Second Quarter	0.347	66,206	Second Quarter	0.343	63,908
Third Quarter	0.348	66,813	Third Quarter	0.344	64,496
Fourth Quarter	0.349	67,259	Third Quarter*	0.345	64,952
			Fourth Quarter	None	None

*This dividend would normally have been paid in the fourth fiscal quarter.

On May 1, 2012, we declared a quarterly cash dividend of $0.35 per share, which will be paid on May 31, 2012 to stockholders of record on May 17, 2012 and the total amount of such dividend is expected to be approximately $67.8 million.  Our Board of Directors is free to change our dividend practices at any time and to increase or decrease the dividend paid, or not to pay a dividend, on our common stock on the basis of our results of operations, financial condition, cash requirements and future prospects, and other factors deemed relevant by our Board of Directors.  Our current intent is to provide for ongoing quarterly cash dividends depending upon market conditions and our results of operations.

Please refer to "Item 12 - Security Ownership Of Certain Beneficial Owners And Management And Related Stockholder Matters," at page 48 below, for the information required by Item 201(d) of Regulation S-K with respect to securities authorized for issuance under our equity compensation plans at March 31, 2012.

Item 6.    SELECTED FINANCIAL DATA

You should read the following selected consolidated financial data for the five-year period ended March 31, 2012 in conjunction with our consolidated financial statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Items 7 and 8 of this Form 10-K.  Our consolidated statements of income data for each of the years in the three-year period ended March 31, 2012, and the balance sheet data as of March 31, 2012 and 2011, are derived from our audited consolidated financial statements, included in Item 8 of this Form 10-K.  The statements of operations data for the years ended March 31, 2009 and 2008 and balance sheet data as of March 31, 2010, 2009 and 2008 have been derived from our audited consolidated financial statements not included herein (for information below all amounts are in thousands, except per share data).

Statement of Income Data:

	Year ended March 31,
	2012	2011	2010	2009	2008
Net sales	$1,383,176	$1,487,205	$947,729	$903,297	$1,035,737
Cost of sales	590,782	612,769	413,487	386,793	410,799
Research and development	182,650	170,607	120,823	115,524	120,864
Selling, general and administrative	212,391	227,781	167,222	161,218	175,646
Special charges (1)	837	1,865	1,238	6,434	26,763
Operating income	396,516	474,183	244,959	233,328	301,665
(Losses) gains on equity method investments	(195)	157	—	—	—
Interest income	17,992	16,002	15,325	32,545	54,851
Interest expense	(34,266)	(31,521)	(31,150)	(29,440)	(9,495)
Other (expense) income, net	(352)	1,877	8,679	(4,354)	2,435
Income from continuing operations before income taxes	379,695	460,698	237,813	232,079	349,456
Income tax provision (benefit)	42,990	31,531	20,808	(13,508)	52,663
Net income from continuing operations	$336,705	$429,167	$217,005	$245,587	$296,793
Basic net income per common share – continuing operations	$1.76	$2.29	$1.18	$1.34	$1.43
Diluted net income per common share – continuing operations	$1.65	$2.20	$1.16	$1.31	$1.40
Dividends declared per common share	$1.390	$1.374	$1.359	$1.346	$1.205
Basic common shares outstanding	191,283	187,066	183,642	183,158	207,220
Diluted common shares outstanding	203,519	194,715	187,339	186,788	212,048

Balance Sheet Data:

	March 31,
	2012	2011	2010	2009	2008
Working capital	$1,767,988	$1,434,667	$1,407,579	$1,587,144	$1,526,649
Total assets	3,083,776	2,968,058	2,516,313	2,405,711	2,496,031
Long-term obligations, less current portion	355,050	347,334	340,672	334,184	329,409
Stockholders' equity	1,990,673	1,812,438	1,533,380	1,490,311	1,539,000

(1)
Discussions of the special charges for the fiscal years ended March 31, 2012, 2011 and 2010 are contained in Note 4 to our consolidated financial statements.  An explanation of the special charges for the fiscal years ended March 31, 2009 and 2008 is provided below.

The following table presents a summary of special charges for the five-year period ended March 31, 2012:

	Year ended March 31,
	2012	2011	2010	2009	2008
Acquisition related (income) expenses	$(660)	$1,865	$—	$—	$—
Patent licenses	1,497	—	1,238	4,000	—
In-process research and development expenses	—	—	—	860	—
Abandoned acquisition related expenses	—	—	—	1,574	—
Loss on sale of Fab 3	—	—	—	—	26,763
Totals	$837	$1,865	$1,238	$6,434	$26,763

Fiscal 2009 Special Charges

Patent Licenses

We entered into a patent portfolio license effective March 31, 2009 with an unrelated third-party that covers both issued patents and patent applications and settled alleged infringement claims.  The total payment made to the third-party was $8.25 million, $4.0 million of which was expensed in the fourth quarter of fiscal 2009 and the remaining $4.25 million was recorded as a prepaid royalty that will be amortized over the estimated 20-year remaining life of the patents.  We entered into another patent portfolio license with the same unrelated third party in March 2011 and $2.75 million was paid covering patent applications and was recorded as a prepaid royalty that will be amortized over the life of the patents.

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

Abandoned Acquisition Expenses

During the third quarter of fiscal 2009, we pursued a potential acquisition and such efforts were subsequently terminated during the fourth quarter of fiscal 2009. As such, during the fourth quarter of fiscal 2009, we expensed $1.6 million of various costs associated with the terminated acquisition.

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

Note Regarding Forward-looking Statements

This report, including "Item 1 – Business," "Item 1A – Risk Factors," and "Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations," contains certain forward-looking statements that involve risks and uncertainties, including statements regarding our strategy, financial performance and revenue sources.  We use words such as "anticipate," "believe," "plan," "expect," "estimate," "future," "continue," "intend" and similar expressions to identify forward-looking statements.  These forward-looking statements include, without limitation, statements regarding the following:

•	The effects that adverse global economic conditions and fluctuations in the global credit and equity markets may have on our financial condition and results of operations;

•	The effects and amount of competitive pricing pressure on our product lines;

•	Our ability to moderate future average selling price declines;

•	The effect of product mix, capacity utilization, yields, fixed cost absorption, competition and economic conditions on gross margin;

•	The amount of, and changes in, demand for our products and those of our customers;

•	The level of orders that will be received and shipped within a quarter;

•	Our expectation that our inventory levels will stay about flat in the June 2012 quarter compared to the March 2012 quarter and that it will allow us to maintain competitive lead times;

•	The effect that distributor and customer inventory holding patterns will have on us;

•	Our belief that customers recognize our products and brand name and use distributors as an effective supply channel;

•	Our belief that deferred cost of sales are recorded at their approximate carrying value and will have low risk of material impairment;

•	Our belief that our direct sales personnel combined with our distributors provide an effective means of reaching our customer base;

•	Our ability to increase the proprietary portion of our analog and interface product lines and the effect of such an increase;

•	Our belief that our processes afford us both cost-effective designs in existing and derivative products and greater functionality in new product designs;

•	The impact of any supply disruption we may experience;

•	Our ability to effectively utilize our facilities at appropriate capacity levels and anticipated costs;

•	That we adjust capacity utilization to respond to actual and anticipated business and industry-related conditions;

•	That our existing facilities will provide sufficient capacity to respond to increases in demand with modest incremental capital expenditures;

•	That manufacturing costs will be reduced by transition to advanced process technologies;

•	Our ability to maintain manufacturing yields;

•	Continuing our investments in new and enhanced products;

•	The cost effectiveness of using our own assembly and test operations;

•	Our anticipated level of capital expenditures;

•	Continuation and amount of quarterly cash dividends;

•
The sufficiency of our existing sources of liquidity to finance anticipated capital expenditures and otherwise meet our anticipated cash requirements, and the effects that our contractual obligations are expected to have on them;

•	The impact of seasonality on our business;

•	The accuracy of our estimates used in valuing employee equity awards;

•	That the resolution of legal actions will not have a material effect on our business, and the accuracy of our assessment of the probability of loss and range of potential loss;

•	The recoverability of our deferred tax assets;

•	The adequacy of our tax reserves to offset any potential tax liabilities, having the appropriate support for our income tax positions and the accuracy of our estimated tax rate;

•	Our belief that the expiration of any tax holidays will not have a material impact on our overall tax expense or effective tax rate;

•	Our belief that the estimates used in preparing our consolidated financial statements are reasonable;

•	Our belief that recently issued accounting pronouncements listed in this document will not have a significant impact on our consolidated financial statements;

•	The accuracy of our estimates of the useful life and values of our property, assets and other liabilities;

•	The adequacy of our patent strategy, and our belief that the impact of the expiration of any particular patent will not have a material effect on our business;

•	Our actions to vigorously and aggressively defend and protect our intellectual property on a worldwide basis;

•	Our ability to obtain patents and intellectual property licenses and minimize the effects of litigation;

•	The level of risk we are exposed to for product liability or indemnification claims;

•	The effect of fluctuations in market interest rates on our income and/or cash flows;

•	The effect of fluctuations in currency rates;

•
The accuracy of our estimates of market information that determines the value of our Auction Rate Securities (ARS), and that the lack of markets for the ARS will not have a material impact on our liquidity, cash flow, or ability to fund operations;

•	Our intention to satisfy the lesser of the principal amount or the conversion value of our debenture in cash;

•	Our intention to indefinitely reinvest undistributed earnings of certain non-US subsidiaries in those subsidiaries;

•	Our intent to maintain a high-quality investment portfolio that preserves principal, meets liquidity needs, avoids inappropriate concentrations and delivers an appropriate yield;

•	Our intention to fund the SMSC acquisition purchase price using a portion of our existing balance of cash, cash equivalents or short-term investments and borrowings under our credit agreement; and

•	Our ability to collect accounts receivable.

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

We begin our Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) with a summary of our overall business strategy to give the reader an overview of the goals of our business and the overall direction of our business and products.  This is followed by a discussion of the Critical Accounting Policies and Estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results.  In the next section, beginning at page 34, we discuss our Results of Operations for fiscal 2012 compared to fiscal 2011, and for fiscal 2011 compared to fiscal 2010.  We then provide an analysis of changes in our balance sheet and cash flows, and discuss our financial commitments in sections titled "Liquidity and Capital Resources," "Contractual Obligations" and "Off-Balance Sheet Arrangements."

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

Our manufacturing operations include wafer fabrication and assembly and test.  The ownership of our manufacturing resources is an important component of our business strategy, enabling us to maintain a high level of manufacturing control resulting in us being one of the lowest cost producers in the embedded control industry.  By owning our wafer fabrication facilities and our assembly and test operations, and by employing statistical process control techniques, we have been able to achieve and maintain high production yields.  Direct control over manufacturing resources allows us to shorten our design and production cycles.  This control also allows us to capture a portion of the wafer manufacturing and the assembly and test profit margin. We do outsource a portion of our manufacturing requirements to third parties.

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

We sell the majority of the items in our product catalog to our distributors worldwide at a uniform list price.  However, distributors resell our products to end customers at a very broad range of individually negotiated price points.  The majority of our distributors' resales require a reduction from the original list price paid.  Often, under these circumstances, we remit back to the distributor a portion of their original purchase price after the resale transaction is completed in the form of a credit against the distributors' outstanding accounts receivable balance.  The credits are on a per unit basis and are not given to the distributor until they provide information to us regarding the sale to their end customer.  The price reductions vary significantly based on the customer, product, quantity ordered, geographic location and other factors and discounts to a price less than our cost have historically been rare.  The effect of granting these credits establishes the net selling price to our distributors for the product and results in the net revenue recognized by us when the product is sold by the distributors to their end customers.  Thus, a portion of the "deferred income on shipments to distributors" balance represents the amount of distributors' original purchase price that will be credited back to the distributor in the future.  The wide range and variability of negotiated price concessions granted to distributors does not allow us to accurately estimate the portion of the balance in the deferred income on shipments to distributors account that will be credited back to the distributors.  Therefore, we do not reduce deferred income on shipments to distributors or accounts receivable by anticipated future concessions; rather, price concessions are typically recorded against deferred income on shipments to distributors and accounts receivable when incurred, which is generally at the time the distributor sells the product.  At March 31, 2012, we had approximately $159.1 million of deferred revenue and $50.4 million in deferred cost of sales recognized as $108.7 million of deferred income on shipments to distributors.  At March 31, 2011, we had approximately $208.1 million of deferred revenue and $68.1 million in deferred cost of sales recognized as $140.0 million of deferred income on shipments to distributors.  The deferred income on shipments to distributors that will ultimately be recognized in our income statement will be lower than the amount reflected on the balance sheet due to additional price credits to be granted to the distributors when the product is sold to their customers.  These additional price credits historically have resulted in the deferred income approximating the overall gross margins that we recognize in the distribution channel of our business.

Distributor advances, reflected as a reduction of deferred income on shipments to distributors on our consolidated balance sheets, totaled $51.7 million at March 31, 2012 and $71.9 million at March 31, 2011.  On sales to distributors, our payment terms generally require the distributor to settle amounts owed to us for an amount in excess of their ultimate cost.  The sales price to our distributors may be higher than the amount that the distributors will ultimately owe us because distributors often negotiate price reductions after purchasing products from us and such reductions are often significant.  It is our practice to apply these negotiated price discounts to future purchases, requiring the distributor to settle receivable balances, on a current basis, generally within 30 days, for amounts originally invoiced.  This practice has an adverse impact on the working capital of our distributors.  As such, we have entered into agreements with certain distributors whereby we advance cash to the distributors to reduce the distributor's working capital requirements.  These advances are reconciled at least on a quarterly basis and are estimated based on the amount of ending inventory as reported by the distributor multiplied by a negotiated percentage.  Such advances have no impact on our revenue recognition or our consolidated statements of income.  We process discounts taken by distributors against our deferred income on shipments to distributors' balance and true-up the advanced amounts generally after the end of each completed fiscal quarter.  The terms of these advances are set forth in binding legal agreements and are unsecured, bear no interest on unsettled balances and are due upon demand.  The agreements governing these advances can be canceled by us at any time.

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

Share-based Compensation

We measure at fair value and recognize compensation expense for all share-based payment awards, including grants of employee stock options, restricted stock units (RSUs) and employee stock purchase rights, to be recognized in our financial statements based on their respective grant date fair values.  Total share-based compensation in fiscal 2012 was $38.3 million, of which $32.7 million was reflected in operating expenses.  Total share-based compensation included in cost of sales in fiscal 2012 was $5.6 million.  Total share-based compensation included in our inventory balance was $4.6 million at March 31, 2012.

Determining the appropriate fair-value model and calculating the fair value of share-based awards at the date of grant requires judgment.  The fair value of our RSUs is based on the fair market value of our common stock on the date of grant discounted for expected future dividends.  We use the Black-Scholes option pricing model to estimate the fair value of employee stock options and rights to purchase shares under our employee stock purchase plans.  Option pricing models, including the Black-Scholes model, require the use of input assumptions, including expected volatility, expected life, expected dividend rate, and expected risk-free rate of return.  We use a blend of historical and implied volatility based on options freely traded in the open market as we believe this is most reflective of market conditions and a better indicator of expected volatility than using purely historical volatility.  The expected life of the awards is based on historical and other economic data trended into the future.  The risk-free interest rate assumption is based on observed interest rates appropriate for the terms of our awards.  The dividend yield assumption is based on our history and expectation of future dividend payouts.  We estimate the number of share-based awards that will be forfeited due to employee turnover.  Quarterly changes in the estimated forfeiture rate can have a significant effect on reported share-based compensation, as the effect of adjusting the rate for all expense amortization after April 1, 2006 is recognized in the period the forfeiture estimate is changed.  If the actual forfeiture rate is higher or lower than the estimated forfeiture rate, then an adjustment is made to increase or decrease the estimated forfeiture rate, which will result in a decrease or increase to the expense recognized in our financial statements.  If forfeiture adjustments are made, they would affect our gross margin, research and development expenses, and selling, general, and administrative expenses.  The effect of forfeiture adjustments in fiscal 2012 was immaterial.

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

In periods where our production levels are substantially below our normal operating capacity, the reduced production levels of our manufacturing facilities are charged directly to cost of sales.   As a result of decreased production in our wafer fabs, approximately $6.7 million and $22.3 million was charged directly to cost of sales in fiscal 2012 and 2010, respectively. There were no such charges in fiscal 2011.

Income Taxes

As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate.  This process involves estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes.  These differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheets.  We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income within the relevant jurisdiction and to the extent we believe that recovery is not likely, we must establish a valuation allowance.  We have provided valuation allowances for certain of our deferred tax assets where it is more likely than not that some portion, or all of such assets, will not be realized.  At March 31, 2012, the valuation allowances totaled $78.5 million and consists of state net operating loss carryforwards, foreign tax credits and state tax credits.  Should we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.  At March 31, 2012, our gross deferred tax asset was $91.2 million.

Various taxing authorities in the U.S. and other countries in which we do business scrutinize the tax structures employed by businesses.  Companies of our size and complexity are regularly audited by the taxing authorities in the jurisdictions in which they conduct significant operations.  We are currently under audit by the U.S. Internal Revenue Service (IRS) for our fiscal years 2009 and 2010.  Fiscal years 2011 and 2012 are open for examination by tax authorities.  We recognize liabilities for anticipated tax audit issues in the U.S. and other tax jurisdictions based on our estimate of whether, and the extent to which, additional tax payments are probable.  We believe that we maintain appropriate tax reserves to offset any potential tax liabilities that may arise upon these and other pending audits in the U.S. and other countries in which we do business.  If such amounts ultimately prove to be unnecessary, the resulting reversal of such reserves would result in tax benefits being recorded in the period the reserves are no longer deemed necessary.  If such amounts ultimately prove to be less than an ultimate assessment, a future charge to expense would be recorded in the period in which the assessment is determined.

Junior Subordinated Convertible Debentures

We separately account for the liability and equity components of our junior subordinated convertible debentures in a manner that reflects our nonconvertible debt (unsecured debt) borrowing rate when interest cost is recognized.  This results in a bifurcation of a component of the debt, classification of that component in equity and the accretion of the resulting discount on the debt to be recognized as part of interest expense in our consolidated statements of income.  Additionally, certain embedded features of the debentures qualify as derivatives and are bundled as a compound embedded derivative that is measured at fair value.  Lastly, we include the dilutive effect of the shares of our common stock issuable upon conversion of the outstanding junior subordinated convertible debentures in our diluted income per share calculation regardless of whether the market price trigger or other contingent conversion feature has been met.  We apply the treasury stock method as we have the intent and have adopted an accounting policy to settle the principal amount of the junior subordinated convertible debentures in cash.  This method results in incremental dilutive shares when the average fair value of our common stock for a reporting period exceeds the conversion price per share, which was $27.94 at March 31, 2012, and adjusts as dividends are recorded in the future.

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

Results of Continuing Operations

The following table sets forth certain operational data as a percentage of net sales for the years indicated:

	Year Ended March 31,
	2012	2011	2010
Net sales	100.0%	100.0%	100.0%
Cost of sales	42.7	41.2	43.6
Gross profit	57.3	58.8	56.4
Research and development	13.2	11.5	12.8
Selling, general and administrative	15.3	15.3	17.7
Special charges	0.1	0.1	0.1
Operating income	28.7%	31.9%	25.8%

Net Sales

We operate in two industry segments and engage primarily in the design, development, manufacture and marketing of semiconductor products as well as the licensing of Flash intellectual property.  We sell our products to distributors and original equipment manufacturers, referred to as OEMs, in a broad range of market segments, perform ongoing credit evaluations of our customers and generally require no collateral.  In certain circumstances, a customer's financial condition may require collateral, and, in such cases, the collateral would be typically provided by letters of credit.

Our net sales of $1,383.2 million in fiscal 2012 decreased by $104.0 million, or 7.0%, over fiscal 2011, and our net sales of $1,487.2 million in fiscal 2011 increased by $539.5 million, or 56.9%, over fiscal 2010.  The decrease in net sales in fiscal 2012 over fiscal 2011 was due primarily to weak general economic and semiconductor industry conditions.  The increase in net sales in fiscal 2011 over fiscal 2010 was due primarily to improving semiconductor industry conditions, market share gains in our microcontroller and analog product lines, and an increase in net sales due to our acquisition of SST.  Average selling prices for our semiconductor products were essentially flat in fiscal 2012 over fiscal 2011 and were down approximately 1% in fiscal 2011 over fiscal 2010.  The number of units of our semiconductor products sold was down approximately 8% in fiscal 2012 over fiscal 2011 and up approximately 54% in fiscal 2011 over fiscal 2010.  The average selling prices and the unit volumes of our sales are impacted by the mix of our products sold and overall semiconductor market conditions.  Key factors impacting the amount of net sales during the last three fiscal years include:

•	global economic conditions in the markets we serve;

•	semiconductor industry conditions;

•	our acquisition of SST;

•	inventory holding patterns of our customers;

•	increasing semiconductor content in our customers' products;

•	customers' increasing needs for the flexibility offered by our programmable solutions;

•	our new product offerings that have increased our served available market; and

•	continued market share gains in the segments of the markets we address.

Sales by product line for the fiscal years ended March 31, 2012, 2011 and 2010 were as follows (dollars in thousands):

	Year Ended March 31,
	2012	%	2011	%	2010	%
Microcontrollers	$928,509	67.1	$1,013,937	68.2	$767,723	81.0
Memory products	179,217	13.0	221,219	14.9	80,158	8.5
Analog and interface products	171,165	12.4	177,994	12.0	99,848	10.5
Technology licensing	87,001	6.3	72,068	4.8	—	—
Other	17,284	1.2	1,987	0.1	—	—
Total Sales	$1,383,176	100.0	$1,487,205	100.0	$947,729	100.0

Microcontrollers

Our microcontroller product line represents the largest component of our total net sales.  Microcontrollers and associated application development systems accounted for approximately 67.1% of our total net sales in fiscal 2012, approximately 68.2% of our total net sales in fiscal 2011 and 81.0% of our total net sales in fiscal 2010.  The primary reason for the decrease in our microcontroller net sales as a percentage of our total net sales in fiscal 2011 compared to fiscal 2010 was our acquisition of SST which resulted in an increase in our memory product and technology licensing sales.

Net sales of our microcontroller products decreased approximately 8.4% in fiscal 2012 compared to fiscal 2011, and increased approximately 32.1% in fiscal 2011 compared to fiscal 2010.  The decrease in net sales in fiscal 2012 compared to fiscal 2011 and the increase in net sales in fiscal 2011 compared to fiscal 2010 resulted primarily from changes in general economic and semiconductor industry conditions in the end markets that we serve including the consumer, automotive, industrial control, communications and computing markets, as well as market share gains.

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

Memory Products

Sales of our memory products accounted for approximately 13.0% of our total net sales in fiscal 2012, approximately 14.9% of our total net sales in fiscal 2011 and approximately 8.5% of our total net sales in fiscal 2010.  The primary reason for the increase in our memory product net sales as a percentage of our total net sales in fiscal 2011 compared to the prior fiscal year was our acquisition of SST’s SuperFlash memory products.

Net sales of our memory products decreased approximately 19.0% in fiscal 2012 compared to fiscal 2011, and increased approximately 176% in fiscal 2011 compared to fiscal 2010.  Excluding our SST memory product sales, our memory product sales increased approximately 20.0% in fiscal 2011 compared to fiscal 2010.  The decrease in memory product net sales in fiscal 2012 compared to fiscal 2011 was driven primarily by adverse customer demand conditions within the Serial EEPROM and Flash memory markets and weak general economic and semiconductor industry conditions. The increase in memory product net sales in fiscal 2011 compared to fiscal 2010 was driven primarily by increased revenue due to our acquisition of SST, improving semiconductor industry conditions and by customer demand conditions within the Serial EEPROM and Flash memory markets.

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

Analog and Interface Products

Sales of our analog and interface products accounted for approximately 12.4% of our total net sales in fiscal 2012, approximately 12.0% of our total net sales in fiscal 2011 and approximately 10.5% of our total net sales in fiscal 2010.

Net sales of our analog and interface products decreased approximately 3.8% in fiscal 2012 compared to fiscal 2011 and increased approximately 78.3% in fiscal 2011 compared to fiscal 2010.  The decrease in net sales in fiscal 2012 compared to fiscal 2011 was driven primarily by weak general economic and semiconductor industry conditions which offset market share gains achieved within the analog and interface market. The increase in net sales in fiscal 2011 compared to fiscal 2010 was driven primarily by improving semiconductor industry conditions, market share gains achieved within the analog and interface market and increased revenue due to our acquisition of SST.

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

Technology Licensing

Technology licensing revenue includes a combination of royalties associated with technology licensed for the use of our SuperFlash technology and fees for engineering services. Technology licensing accounted for approximately 6.3% of our total net sales in fiscal 2012 and approximately 4.8% of our total net sales in fiscal 2011. Technology licensing revenue is the result of our acquisition of SST in the first quarter of fiscal 2011.

Net sales related to our technology licensing increased approximately 20.7% in fiscal 2012 compared to fiscal 2011 driven primarily by the adoption of our technology by more manufacturers of semiconductors.

Revenue from technology licensing can fluctuate over time due to general economic and semiconductor industry conditions.

Other

 Revenue from assembly and test subcontracting services accounted for approximately 1.2% of our total net sales in fiscal 2012 and approximately 0.1% of our total net sales in fiscal 2011. Our assembly and test subcontractors services are a result of our acquisition of Millennium Microtech Thailand (MMT) in the fourth quarter of fiscal 2011.

Distribution

Distributors accounted for approximately 59% of our net sales in fiscal 2012, approximately 58% of our net sales in fiscal 2011 and approximately 61% of our net sales in fiscal 2010.

Our largest distributor accounted for approximately 10% of our net sales in each of fiscal 2012 and fiscal 2011, and approximately 12% of our net sales in fiscal 2010.  Our two largest distributors together accounted for approximately 14% of our net sales in each of fiscal 2012 and fiscal 2011, and approximately 17% of our net sales in fiscal 2010.

Generally, we do not have long-term agreements with our distributors and we, or our distributors, may terminate our relationship with each other with little or no advanced notice.  The loss of, or the disruption in the operations of, one or more of our distributors could reduce our future net sales in a given quarter and could result in an increase in inventory returns.

At March 31, 2012, our distributors maintained 31 days of inventory of our products compared to 40 days at March 31, 2011 and 41 days at March 31, 2010.  Over the past three fiscal years, the days of inventory maintained by our distributors have fluctuated between approximately 31 days and 46 days.  We do not believe that inventory holding patterns at our distributors will materially impact our net sales, due to the fact that we recognize revenue based on sell-through for all of our distributors.

Sales by Geography

Sales by geography for the fiscal years ended March 31, 2012, 2011 and 2010 were as follows (dollars in thousands):

	Year Ended March 31,
	2012	%	2011	%	2010	%
Americas	$290,392	21.0	$310,735	20.9	$231,398	24.4
Europe	319,881	23.1	334,911	22.5	237,354	25.1
Asia	772,903	55.9	841,559	56.6	478,977	50.5
Total Sales	$1,383,176	100.0	$1,487,205	100.0	$947,729	100.0

Our sales to foreign customers have been predominately in Asia and Europe, which we attribute to the manufacturing strength in those areas for automotive, communications, computing, consumer and industrial control products.  Americas sales include sales to customers in the U.S., Canada, Central America and South America.

Sales to foreign customers accounted for approximately 82% of our net sales in fiscal 2012, approximately 80% of our net sales in fiscal 2011 and approximately 77% of our net sales in fiscal 2010.  Substantially all of our foreign sales are U.S. dollar denominated.  Sales to customers in Asia have generally increased over time due to many of our customers transitioning their manufacturing operations to Asia and growth in demand from the emerging Asian market.  Our sales force in the Americas and Europe supports a significant portion of the design activity for products which are ultimately shipped to Asia.

Sales to customers in China, including Hong Kong, accounted for approximately 24% of our net sales in fiscal 2012 and approximately 25% of our net sales in each of fiscal 2011 and 2010.  Sales to customers in Taiwan accounted for approximately 15% of our net sales in fiscal 2012, approximately 13% of our net sales in fiscal 2011 and approximately 10% of our net sales in fiscal 2010.  We did not have sales into any other countries that exceeded 10% of our net sales during the last three fiscal years.

Gross Profit

Our gross profit was $792.4 million in fiscal 2012, $874.4 million in fiscal 2011 and $534.2 million in fiscal 2010.  Gross profit as a percent of sales was 57.3% in fiscal 2012, 58.8% in fiscal 2011 and 56.4% in fiscal 2010.

The most significant factors affecting our gross profit percentage in the periods covered by this report were:

•
production levels being below the range of our normal capacity, resulting in under absorption of fixed costs, in the first half of fiscal 2010 and second half of fiscal 2012, compared to production levels being at or above the range of our normal capacity levels in the second half of fiscal 2010, all of fiscal 2011 and the first half of fiscal 2012;

•	for each of fiscal 2012 and fiscal 2011, inventory write-downs being higher than the gross margin impact of sales of inventory that was previously written down;

•	the addition of licensing and SuperFlash Memory revenue starting in fiscal 2011 as a result of our acquisition of SST; and

•	fluctuations in the product mix of microcontrollers, analog products, memory products and technology licensing.

Other factors that impacted our gross profit percentage in the periods covered by this report include:

•	continual cost reductions in wafer fabrication and assembly and test manufacturing, such as new manufacturing technologies and more efficient manufacturing techniques; and

•	lower depreciation as a percentage of cost of sales.

We adjust our wafer fabrication and assembly and test capacity utilization as required to respond to actual and anticipated business and industry-related conditions.  Our wafer fabrication facilities operated at or above normal capacity levels, which we typically consider to be 90% to 95% of the actual capacity of the installed equipment, during the second half of fiscal 2010 through the first half of fiscal 2012. However, during the first half of fiscal 2010 and the second half of fiscal 2012, we operated below normal capacity levels in our wafer fabrication facilities in response to weaker economic conditions.  As a result of decreased production in our wafer fabs, approximately $6.7 million was charged to cost of sales in fiscal 2012 and approximately $22.3 million was charged to cost of sales in fiscal 2010.  There were no such charges in fiscal 2011.  In the future, if production levels are below normal capacity, we will charge cost of sales for the unabsorbed capacity.  During the first half of fiscal 2010 and the second half of fiscal 2012, we operated at levels below the total operating capacity of our Thailand facility due to adverse business conditions and these actions had a negative impact on our gross margins.  During the second half of fiscal 2010 through the first half of fiscal 2012, we operated at normal levels of capacity at our Thailand facility, and we selectively increased our assembly and test capacity at such facility.

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

Our overall inventory levels were $217.3 million at March 31, 2012, compared to $180.8 million at March 31, 2011 and $116.6 million at March 31, 2010.  We maintained 137 days of inventory on our balance sheet at March 31, 2011 compared to 107 days of inventory at March 31, 2011 and 97 days at March 31, 2010.  We expect our inventory levels in the June 2012 quarter to be about flat to the levels at March 31, 2012. We believe this level of inventory will allow us to maintain competitive lead times and provide strong delivery performance to our customers and allow us to keep our fiscal 2013 capital expenditures at low levels.

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

At March 31, 2012, approximately 67% of our assembly requirements were performed in our Thailand facility, compared to approximately 61% at March 31, 2011 and approximately 65% at March 31, 2010.  The percentage of our assembly work that is performed internally fluctuates over time based on supply and demand conditions in the semiconductor industry and our internal capacity capabilities.  Third-party contractors located in Asia perform the balance of our assembly operations.  At March 31, 2012, approximately 95% of our test requirements were performed in our Thailand facility compared to approximately 88% in fiscal 2011.  In fiscal 2010, substantially all of our test requirements were performed in our Thailand facility. We believe that the assembly and test operations performed at our Thailand facility provide us with significant cost savings compared to contractor assembly and test costs, as well as increased control over these portions of the manufacturing process.  The primary reason for the decrease in the portion of assembly and test operations performed in our Thailand facility in fiscal 2011 compared to fiscal 2010 was due to our acquisition of SST which had outsourced 100% of its assembly and test operations prior to being acquired by Microchip.  We plan to continue to bring a portion of SST's assembly and test volume into our Thailand facilities over time.

We rely on outside wafer foundries for a portion of our wafer fabrication requirements.  As a result of our acquisition of SST in the first quarter of fiscal 2011, we have become more reliant on outside foundries for our wafer fabrication requirements.  In fiscal 2012, approximately 20% of our total net sales related to products which were purchased from outside wafer foundries.

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

Research and Development (R&D)

R&D expenses for fiscal 2012 were $182.7 million, or 13.2% of sales, compared to $170.6 million, or 11.5% of sales, for fiscal 2011 and $120.8 million, or 12.8% of sales, for fiscal 2010.  We are committed to investing in new and enhanced products, including development systems software, and in our design and manufacturing process technologies.  We believe these investments are significant factors in maintaining our competitive position.  R&D costs are expensed as incurred.  Assets purchased to support our ongoing research and development activities are capitalized when related to products which have achieved technological feasibility or that have alternative future uses and are amortized over their expected useful lives.  R&D expenses include labor, depreciation, masks, prototype wafers, and expenses for the development of process technologies, new packages, and software to support new products and design environments.

R&D expenses increased $12.1 million, or 7.1%, for fiscal 2012 over fiscal 2011.  The primary reasons for the dollar increase in R&D costs in fiscal 2012 compared to fiscal 2011 were an increased number of employees driving higher employee costs and higher discretionary expenses offset by lower bonus costs.  R&D expenses increased $49.8 million, or 41.2%, for fiscal 2011 over fiscal 2010.  The primary reasons for the dollar increase in R&D costs in fiscal 2011 compared to fiscal 2010 were higher salary and bonus costs and additional costs from our acquisition of SST.

Selling, General and Administrative

Selling, general and administrative expenses for fiscal 2012 were $212.4 million, or 15.3% of sales, compared to $227.8 million, or 15.3% of sales, for fiscal 2011, and $167.2 million, or 17.7% of sales, for fiscal 2010.  Selling, general and administrative expenses include salary expenses related to field sales, marketing and administrative personnel, advertising and promotional expenditures and legal expenses.  Selling, general and administrative expenses also include costs related to our direct sales force and field applications engineers who work in sales offices worldwide to stimulate demand by assisting customers in the selection and use of our products.

Selling, general and administrative expenses decreased $15.4 million, or 6.8%, for fiscal 2012 over fiscal 2011.  The primary reasons for the dollar decrease in selling, general and administrative expenses in fiscal 2012 over fiscal 2011 were lower bonus costs.  Selling, general and administrative expenses increased $60.6 million, or 36.2%, for fiscal 2011 over fiscal 2010.  The primary reasons for the dollar increase in selling, general and administrative expenses in fiscal 2011 over fiscal 2010 were higher salary and bonus costs and additional costs from our acquisition of SST.

Selling, general and administrative expenses fluctuate over time, primarily due to revenue and operating expense investment levels.

Special Charges

Acquisition Related Expenses

During fiscal 2012, special charges included a benefit of $0.7 million comprised of a $1.0 million favorable adjustment to contingent consideration offset by $0.3 million of severance-related charges related to a prior year acquisition. During fiscal 2011, we incurred $1.9 million of severance-related and office closure costs associated with our acquisition of SST.

Patent Licenses

During the fourth quarter of fiscal 2012, we agreed to the terms of a patent license with an unrelated third party and signed an agreement on March 20, 2012.  The patent license settled alleged infringement claims.  The total payment made to the third-party in March 2012 was $2.8 million, $1.5 million of which was expensed in the fourth quarter of fiscal 2012 and the remaining $1.3 million was recorded as a prepaid royalty which will be amortized over the remaining life of the patents, which expire in December 2018.

During the first quarter of fiscal 2010, we agreed to the terms of a patent license with an unrelated third party and signed an agreement on July 9, 2009.  The patent license settled alleged infringement claims.  The total payment made to the third-party in July 2009 was $1.4 million, $1.2 million of which was expensed in the first quarter of fiscal 2010 and the remaining $0.2 million was recorded as a prepaid royalty that was amortized over the remaining life of the patents, which expired in June 2010.

Other Income (Expense)

Interest income in fiscal 2012 increased to $18.0 million from $16.0 million in fiscal 2011 and from $15.3 million in fiscal 2010.  The primary reasons for the increase in interest income in fiscal 2012 over fiscal 2011 relates to the redemption of a previously written down auction rate security at par value and higher invested cash balances. The primary reason for the increase in interest income in fiscal 2011 over fiscal 2010 was a higher rate of return realized on certain of our investments.  Interest expense in fiscal 2012 was $34.3 million compared to $31.5 million in fiscal 2011 and $31.2 million in fiscal 2010. The primary reasons for the increase in interest expense in fiscal 2012 over fiscal 2011 were $1.7 million related to our credit facility and $0.7 million of additional non-cash interest expense on our 2.125% junior subordinated convertible debentures. Other expense, net in fiscal 2012 was $0.4 million compared to other income, net of $1.9 million in fiscal 2011 and other income, net of $8.7 million in fiscal 2010.  The change in other (expense) income, net during fiscal 2012 compared to fiscal 2011 primarily relates to $1.3 million of losses on equity securities during fiscal 2012 compared to $2.4 million of gains on equity securities during fiscal 2011. These losses and gains were a result of impairment charges due to market fluctuations in the value of certain investments in publicly traded companies, as well as dividends received and losses and gains recognized on the sale of these equity securities. The decrease in other income, net during fiscal 2011 compared to fiscal 2010 primarily relates to $7.5 million of gains on trading securities during fiscal 2010.  These gains were a result of market fluctuations in the value of certain strategic investments in publicly traded companies, which we classified as trading securities.

Provision for Income Taxes

Provisions for income taxes reflect tax on our foreign earnings and federal and state tax on our U.S. earnings.  Our effective tax rate on income from continuing operations was 11.3% in fiscal 2012, 6.8% in fiscal 2011 and 8.8% in fiscal 2010.  Excluding one-time tax events described below, our effective tax rate is lower than statutory rates in the U.S. primarily due to our mix of earnings in foreign jurisdictions with lower tax rates, changes in tax regulations and the R&D tax credit.  During fiscal 2012, we completed a project that led to additional R&D tax credit claims in the amount of $4.1 million which reduced our effective tax rate by 1.1% to 11.3%. Our effective tax rate in fiscal 2011 includes a $24.4 million benefit related to various items including a settlement with the IRS for our fiscal 2006 through fiscal 2008 tax audits, the expiration of the statute of limitations on various tax reserves, and a charge related to a corporate restructuring.  This benefit reduced our effective tax rate from continuing operations by 5.4 percentage points to an effective tax rate of 6.8%.  Our effective tax rate in fiscal 2010 includes a $8.5 million U.S. tax benefit related to our settlement with the IRS for our fiscal 2002 through fiscal 2004 tax audits.  This benefit reduced our effective tax rate by 3.6 percentage points to an effective tax rate of 8.8%.

Various taxing authorities in the U.S. and other countries in which we do business are increasing their scrutiny of the tax structures employed by businesses.  Companies of our size and complexity are regularly audited by the taxing authorities in the jurisdictions in which they conduct significant operations.  We are currently under audit by the IRS for our fiscal years 2009 and 2010.  Fiscal years 2011 and 2012 are open for examination by tax authorities.  We recognize liabilities for anticipated tax audit issues in the U.S. and other tax jurisdictions based on our estimate of whether, and the extent to which, additional tax payments are probable.  We believe that we maintain adequate tax reserves to offset any potential tax liabilities that may arise upon these and other pending audits in the U.S. and other countries in which we do business.  If such amounts ultimately prove to be unnecessary, the resulting reversal of such reserves would result in tax benefits being recorded in the period the reserves are no longer deemed necessary.  If such amounts ultimately prove to be less than any final assessment, a future charge to expense would be recorded in the period in which the assessment is determined.

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

The net loss from discontinued operations in fiscal 2011 was $10.2 million, or $0.05 per diluted share.  Contributing to the net loss from discontinued operations in fiscal 2011 was $9.4 million of inventory write-downs related to discontinued operations.   There were no assets held for sale on our consolidated balance sheet for the fiscal years ended March 31, 2012 or March 31, 2011.

Liquidity and Capital Resources

We had $1,787.6 million in cash, cash equivalents and short-term and long-term investments at March 31, 2012, an increase of $79.3 million from the March 31, 2011 balance.  The increase in cash, cash equivalents and short-term and long-term investments over this time period is primarily attributable to cash generated by operating activities being offset by dividend payments of $266.2 million during fiscal 2012.

Net cash provided from operating activities was $396.5 million for fiscal 2012, $582.7 million for fiscal 2011 and $452.0 million for fiscal 2010.  The decrease in cash flow from operations in fiscal 2012 compared to fiscal 2011 was primarily due to changes in our operating assets and liabilities and lower net income in fiscal 2012. The increase in cash flow from operations in fiscal 2011 compared to fiscal 2010 was primarily due to higher net income in fiscal 2011 partially offset by fiscal 2010 proceeds of $87.0 million of trading securities which were sold during that year.

Net cash used in investing activities was $256.5 million for fiscal 2012, $187.9 million for fiscal 2011 and $195.3 million in fiscal 2010.  The increase in net cash used in investing activities in fiscal 2012 compared to fiscal 2011 was primarily due to a decrease in cash related to changes in our net purchases, sales and maturities of short-term and long-term investments which offset lower capital expenditures in fiscal 2012. The decrease in net cash used in investing activities in fiscal 2011 compared to fiscal 2010 was primarily due to an increase in cash related to changes in our net purchases, sales and maturities of short-term and long-term investments being partially offset by cash used to acquire SST and higher capital expenditures in fiscal 2011.

Our level of capital expenditures varies from time to time as a result of actual and anticipated business conditions.  Capital expenditures were $62.4 million in fiscal 2012, $124.5 million in fiscal 2011 and $47.6 million in fiscal 2010.  The lower capital expenditure activity in fiscal 2012 compared to fiscal 2011 was primarily driven by decreased production requirements as a result of economic conditions.  Capital expenditures are primarily for the expansion of production capacity and the addition of research and development equipment.  We currently intend to spend approximately $70 million during the next twelve months to invest in equipment and facilities to maintain, and selectively increase, capacity to meet our currently anticipated needs.

We expect to finance our capital expenditures through our existing cash balances and cash flows from operations.  We believe that the capital expenditures anticipated to be incurred over the next twelve months will provide sufficient manufacturing capacity to meet our currently anticipated needs.

Net cash used in financing activities was $208.1 million for fiscal 2012, $183.0 million for fiscal 2011 and $211.0 million for fiscal 2010.  Proceeds from the exercise of stock options and employee purchases under our employee stock purchase plans were $57.5 million for fiscal 2012, $71.9 million for fiscal 2011 and $36.5 million for fiscal 2010.  We paid cash dividends to our shareholders of $266.2 million in fiscal 2012, $256.8 million in fiscal 2011, and $249.6 million in fiscal 2010.

On August 12, 2011, we entered into a credit agreement with certain lenders.  The credit agreement provides for a $750 million revolving credit facility, with a $100 million foreign currency sublimit, a $25 million letter of credit sublimit and a $15 million swingline loan sublimit, terminating on August 12, 2016. The credit agreement also contains an increase option permitting us, subject to certain requirements, to arrange with existing lenders and/or new lenders for them to provide up to an aggregate of $250 million in additional commitments, which may be for revolving loans or term loans. Proceeds of loans made under the credit agreement may be used for working capital and general corporate purposes. No loans were made nor letters of credit issued under the credit agreement at closing, and no amounts were outstanding and no letters of credit were issued at March 31, 2012.  See Note 15 of the notes to consolidated financial statements for more information regarding the credit agreement.

We enter into derivative transactions from time to time in an attempt to reduce our exposure to currency rate fluctuations.  Although none of the countries in which we conduct significant foreign operations have had a highly inflationary economy in the last five years, there is no assurance that inflation rates or fluctuations in foreign currency rates in countries where we conduct operations will not adversely affect our operating results in the future.  At March 31, 2012, we had no foreign currency-forward contracts outstanding.

On December 11, 2007, we announced that our Board of Directors had authorized the repurchase of up to 10 million shares of our common stock in the open market or in privately negotiated transactions.  As of March 31, 2012, we had repurchased 7.5 million shares under this 10 million share authorization for a total of $234.7 million.  There is no expiration date associated with this program.  The timing and amount of future repurchases will depend upon market conditions, interest rates, and corporate considerations.

As of March 31, 2012, we held approximately 25.6 million shares as treasury shares.

On October 28, 2002, we announced that our Board of Directors had approved and instituted a quarterly cash dividend on our common stock.  The initial quarterly dividend of $0.02 per share was paid on December 6, 2003 in the amount of $4.1 million.  To date, our cumulative dividend payments have totaled approximately $1.67 billion.  During fiscal 2012, we paid dividends in the amount of $1.390 per share for a total dividend payment of $266.2 million. During fiscal 2011, we paid dividends in the amount of $1.374 per share for a total dividend payment of $256.8 million.  During fiscal 2010, we paid dividends in the amount of $1.359 per share for a total dividend payment of $249.6 million.  On May 1, 2012, we declared a quarterly cash dividend of $0.35 per share, which will be paid on May 31, 2012, to stockholders of record on May 17, 2012 and the total amount of such dividend is expected to be approximately $67.8 million.  Our Board is free to change our dividend practices at any time and to increase or decrease the dividend paid, or not to pay a dividend, on our common stock on the basis of our results of operations, financial condition, cash requirements and future prospects, and other factors deemed relevant by our Board.  Our current intent is to provide for ongoing quarterly cash dividends depending upon market conditions and our results of operations.

On May 2, 2012, we announced that we had signed a definitive agreement to acquire SMSC for $37.00 per share in cash, which represents a total equity value of about $939 million, and a total enterprise value of about $766 million, after excluding SMSC's cash and investments on its balance sheet of approximately $173 million. The acquisition has been approved by our Board of Directors and by the SMSC Board of Directors and is expected to close in the third quarter of calendar 2012, subject to approval by SMSC stockholders, regulatory approvals and other customary closing conditions.  We plan to fund the acquisition purchase price using a portion of our existing balance of cash, cash equivalents and short-term investments and borrowings under our credit agreement.

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

Contractual Obligations

The following table summarizes our significant contractual obligations at March 31, 2012, and the effect such obligations are expected to have on our liquidity and cash flows in future periods.  This table excludes amounts already recorded on our balance sheet as current liabilities at March 31, 2012 (dollars in thousands):

	Payments Due by Period
	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Operating lease obligations	$30,477	$9,293	$11,815	$6,676	$2,693
Capital purchase obligations (1)	13,265	13,265	—	—	—
Other purchase obligations and commitments (2)	21,360	21,062	193	105	—
2.125% junior convertible debentures – principal and interest (3)	1,778,247	24,438	48,875	48,875	1,656,059
Total contractual obligations (4)	$1,843,349	$68,058	$60,883	$55,656	$1,658,752

(1)  Capital purchase obligations represent commitments for construction or purchases of property, plant and equipment.  These obligations were not recorded as liabilities on our balance sheet as of March 31, 2012, as we have not yet received the related goods or taken title to the property.

(2)  Other purchase obligations and commitments include payments due under various types of licenses and outstanding purchase commitments with our wafer foundries of approximately $19.5 million for delivery in fiscal 2013.

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

Off-Balance Sheet Arrangements

As of March 31, 2012, we are not involved in any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Recently Issued Accounting Pronouncements

Goodwill. In September 2011, the FASB issued an amendment to the existing guidance on the annual testing of goodwill for impairment. The amended guidance allows companies to assess qualitative factors to determine if it is more-likely-than-not that goodwill might be impaired and whether it is necessary to perform the two-step goodwill impairment test required under current accounting standards. This guidance is effective for annual and interim periods beginning after December 15, 2011, with early adoption permitted. We early adopted this pronouncement, effective for our March 31, 2012 impairment assessment.

Comprehensive Income. In June 2011, the FASB issued an amendment to the existing guidance on the presentation of comprehensive income. Under the amended guidance, entities have the option to present the components of net income and other comprehensive income in either a single continuous statement of comprehensive income or in two separate but consecutive statements. Entities no longer have the option of presenting the components of other comprehensive income within the statement of changes in stockholders' equity. This amendment is effective on a retrospective basis for fiscal years, and interim periods within those years, beginning after December 15, 2011, which for us is the first quarter in fiscal 2013. The adoption of this amendment will result in a change to the current presentation of comprehensive income, but will not have any impact on our consolidated financial statements and related disclosures.

Fair Value Measurement. In May 2011, the FASB issued amendments to the existing guidance on fair value measurement. The amendments are intended to create consistency between U.S. generally accepted accounting standards and International Financial Reporting Standards on measuring fair value and disclosing information about fair value measurements. The amendments clarify the application of existing fair value measurement requirements including (i) the application of the highest and best use valuation premise concepts, (ii) measuring the fair value of an instrument classified in a reporting entity's stockholders' equity, and (iii) quantitative information required for fair value measurements categorized within Level 3. In addition, the amendments require additional disclosure for Level 3 measurements regarding the sensitivity of fair value to changes in unobservable inputs and any interrelationships between those inputs. These amendments are effective for interim and annual periods beginning after December 15, 2011, which for us is our fiscal year 2013. These changes are required to be applied prospectively. We do not anticipate that the adoption of these amendments will have a material impact on our consolidated financial statements and related disclosures.

Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our investments are intended to establish a high-quality portfolio that preserves principal, meets liquidity needs, avoids inappropriate concentrations, and delivers an appropriate yield in relationship to our investment guidelines and market conditions.  Our investment portfolio, consisting of fixed income securities, money market funds, cash deposits, and marketable securities that we hold on an available-for-sale basis, was $1,787.6 million as of March 31, 2012 compared to $1,708.3 million as of March 31, 2011. The available-for-sale debt securities, like all fixed income instruments, are subject to interest rate risk and will decline in value if market interest rates increase.  We have the ability to hold our fixed income investments until maturity and, therefore, we would not expect to recognize any material adverse impact in income or cash flows if market interest rates increase.  The following table provides information about our available-for-sale securities that are sensitive to changes in interest rates.  We have aggregated our available-for-sale securities for presentation purposes since they are all very similar in nature (dollars in thousands):

	Financial instruments maturing during the fiscal year ended March 31,
	2013	2014	2015	2016	2017	Thereafter
Available-for-sale securities	$270,017	$356,718	$484,985	—	—	$30,230
Weighted-average yield rate	1.93%	1.51%	1.11%	—	—	1.43%

At March 31, 2012, $10.2 million of the fair value of our investment portfolio was invested in ARS.  Historically, the carrying value of ARS approximated fair value due to the frequent resetting of the interest rates.  If an auction fails for amounts we have invested, our investment will not be liquid.  With the continuing liquidity issues experienced in the global credit and capital markets, our ARS have experienced multiple failed auctions.  While we continue to earn interest on these investments based on a pre-determined formula with spreads tied to particular interest rate indices, the estimated market value for a portion of these ARS no longer approximates the original purchase value.

The fair value of the failed ARS of $10.2 million has been estimated based on market information and estimates determined by management and could change significantly based on market conditions.  We evaluated the impairments in the value of these ARS, determining our intent to sell these securities prior to the recovery of our amortized cost basis resulted in the securities being other-than-temporarily impaired. In fiscal 2012, we recognized a $0.3 million gain on our ARS positions as a gain on redemption at par value of one ARS position offset impairment charges recognized during the year. We recognized impairment charges of $1.6 million on our ARS in fiscal 2011. If the issuers are unable to successfully close future auctions or if their credit ratings deteriorate further, we may be required to further adjust the carrying value of the investments through an additional impairment charge to earnings.

Investments in Marketable Equity Investments

Our available-for-sale marketable equity investments at March 31, 2012 consist of shares of public company common stock, the value of which is determined by the closing price of such shares on the respective markets on which the shares are traded as of the balance sheet date.  These investments are classified as marketable securities and accounted for under the provisions of ASC 320 Investments -- Debt and Equity Securities.  The market value of these investments was approximately $5.3 million at March 31, 2012 compared to our cost basis of approximately $5.9 million.  The value of our investments in these securities would be materially impacted if there was a significant change in the market price of the shares.  A hypothetical 30% favorable or unfavorable change in the stock prices compared to the stock prices at March 31, 2012 would have affected the value of our investments in marketable equity securities by approximately $1.6 million.  See Note 5 to our consolidated financial statements for additional information about our investments in these marketable securities.

Investments in Non-Marketable Equity Investments

We have non-marketable equity investments in several companies, including those that we acquired as a result of our acquisition of SST.  These companies range from early-stage companies to more mature companies with established revenue and business models.  These companies are dependent upon successful execution of their product and technology development objectives, acceptance of their products and technology in the markets they serve, and achievement of financial and operational efficiencies.  If any of these private companies are unsuccessful in these and other related initiatives, or if there are factors beyond their control in the markets which they serve, their performance could be affected materially and adversely, resulting in a loss of some or all of their value, which would in turn require us to determine if an other-than-temporary impairment to fair value exists in such private equity or debt investments.  If an other-than-temporary impairment of fair value exists, we will need to write down the investment to its fair value and recognize the related impairment charge to our income statement.  Our non-marketable equity investments, excluding those accounted for under the equity method, had a carrying amount of $5.6 million as of March 31, 2012.  As of March 31, 2012, the carrying amount of our non-marketable equity method investments was $2.1 million.

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements listed in the index appearing under Item 15(a)(1) hereof are filed as part of this Form 10-K.  See also Index to Financial Statements below.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, as required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), we evaluated under the supervision of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act.  Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management.  Our disclosure controls and procedures include components of our internal control over financial reporting.  Management's assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance because a control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system's objectives will be met.

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

Management assessed our internal control over financial reporting as of March 31, 2012, the end of our fiscal year.  Management based its assessment on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Management's assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.  This assessment is supported by testing and monitoring performed by our finance organization.

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

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2012, there was no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Microchip Technology Incorporated and subsidiaries

We have audited Microchip Technology Incorporated and subsidiaries' internal control over financial reporting as of March 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria).  Microchip Technology Incorporated and subsidiaries' management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, Microchip Technology Incorporated and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of March 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the March 31, 2012 consolidated financial statements of Microchip Technology Incorporated and subsidiaries and our report dated May 30, 2012 expressed an unqualified opinion thereon.

/s/   Ernst & Young LLP

Phoenix, Arizona
May 30, 2012

 Item 9B.    OTHER INFORMATION

In fiscal 2012, each of J. Eric Bjornholt, our Chief Financial Officer, Mitch Little, our Vice President, Worldwide Sales and Applications, Steve Drehobl, our Vice President, Security, Microcontroller and Technology Division, and Rich Simoncic, our Vice President, Analog and Interface Products Division, entered into trading plans as contemplated by Rule 10b-5-1 under the Exchange Act and periodic sales of our common stock are expected to occur under such plans.

The foregoing disclosure is being made on a voluntary basis and not pursuant to any specific requirement under Form 10-K, Form 8-K or otherwise.

PART III

 Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information on the members of our Board of Directors is incorporated herein by reference to our proxy statement for our 2012 annual meeting of stockholders under the captions "The Board of Directors," and "Proposal One – Election of Directors."

Information on the composition of our audit committee and the members of our audit committee, including information on our audit committee financial experts, is incorporated by reference to our proxy statement for our 2012 annual meeting of stockholders under the caption "The Board of Directors – Committees of the Board of Directors – Audit Committee."

Information on our executive officers is provided in Item 1, Part I of this Form 10-K under the caption "Executive Officers of the Registrant" at page 10, above.

Information with respect to compliance with Section 16(a) of the Exchange Act, is incorporated herein by reference to our proxy statement for our 2012 annual meeting of stockholders under the caption "Section 16(a) Beneficial Ownership Reporting Compliance."

Information with respect to our code of ethics that applies to our directors, executive officers (including our principal executive officer and our principal financial and accounting officer) and employees is incorporated by reference to our proxy statement for our 2012 annual meeting of stockholders under the caption "Code of Ethics."  A copy of our Code of Ethics is available on our website at the Investor Relations section under Mission Statement/Corporate Governance on www.microchip.com.

Information regarding material changes, if any, to procedures by which security holders may recommend nominees to our Board of Directors is incorporated by reference to our proxy statement for the 2012 annual meeting of stockholders under the caption "Requirements, Including Deadlines, for Receipt of Stockholder Proposals for the 2012 Annual Meeting of Stockholders; Discretionary Authority to Vote on Stockholder Proposals."

 Item 11.    EXECUTIVE COMPENSATION

Information with respect to executive compensation is incorporated herein by reference to the information under the caption "Executive Compensation" in our proxy statement for our 2012 annual meeting of stockholders.

Information with respect to director compensation is incorporated herein by reference to the information under the caption "The Board of Directors – Director Compensation" in our proxy statement for our 2012 annual meeting of stockholders.

Information with respect to compensation committee interlocks and insider participation in compensation decisions is incorporated herein by reference to the information under the caption "The Board of Directors – Compensation Committee Interlocks and Insider Participation" in our proxy statement for our 2012 annual meeting of stockholders.

Our Board compensation committee report on executive compensation is incorporated herein by reference to the information under the caption "Executive Compensation – Compensation Committee Report on Executive Compensation" in our proxy statement for our 2012 annual meeting of stockholders.

Item 12.	SECURITY OWNERSHIP OF CERTIAN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information with respect to securities authorized for issuance under our equity compensation plans is incorporated herein by reference to the information under the caption "Executive Compensation – Equity Compensation Plan Information" in our proxy statement for our 2012 annual meeting of stockholders.

Information with respect to security ownership of certain beneficial owners, members of our Board of Directors and management is incorporated herein by reference to the information under the caption "Security Ownership of Principal Stockholders, Directors and Executive Officers" in our proxy statement for our 2012 annual meeting of stockholders.

 Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item pursuant to Item 404 of Regulation S-K is incorporated by reference to the information under the caption "Certain Transactions" contained in our proxy statement for our 2012 annual meeting of stockholders.

The information required by this Item pursuant to Item 407(a) of Regulation S-K regarding the independence of our directors is incorporated by reference to the information under the caption "Meetings of the Board of Directors" contained in our proxy statement for our 2012 annual meeting of stockholders.

 Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item related to principal accountant fees and services as well as related pre-approval policies is incorporated by reference to the information under the caption "Independent Registered Public Accounting Firm" contained in our proxy statement for our 2012 annual meeting of stockholders.

PART IV

Item 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)         The following documents are filed as part of this Form 10-K:

Page No.
(1)	Financial Statements:
	Report of Independent Registered Public Accounting Firm	F-1
	Consolidated Balance Sheets as of March 31, 2012 and 2011	F-2
	Consolidated Statements of Income for each of the three years in the period ended March 31, 2012	F-3
	Consolidated Statements of Cash Flows for each of the three years in the period ended March 31, 2012	F-4
	Consolidated Statements of Stockholders' Equity for each of the three years in the period ended March 31, 2012	F-5
	Notes to Consolidated Financial Statements	F-6
(2)	Financial Statement Schedules	None
(3)	The Exhibits filed with this Form 10-K or incorporated herein by reference are set forth in the Exhibit Index beginning on page 51 hereof, which Exhibit Index is incorporated herein by this reference.

(b)         See Item 15(a)(3) above.

(c)         See "Index to Financial Statements" included under Item 8 to this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MICROCHIP TECHNOLOGY INCORPORATED
(Registrant)

Date: May 30, 2012	By: /s/ Steve Sanghi
Steve Sanghi
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name and Signature	Title	Date

/s/ Steve Sanghi	Director, President and Chief Executive Officer	May 30, 2012
Steve Sanghi

/s/ Albert J. Hugo-Martinez	Director	May 30, 2012
Albert J. Hugo-Martinez

/s/ L.B. Day	Director	May 30, 2012
L.B. Day

/s/ Matthew W. Chapman	Director	May 30, 2012
Matthew W. Chapman

/s/ Wade F. Meyercord	Director	May 30, 2012
Wade F. Meyercord

/s/ J. Eric Bjornholt	Vice President and Chief Financial Officer	May 30, 2012
J. Eric Bjornholt	(Principal Financial and Accounting Officer)

EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith
2.1	Purchase and Sale Agreement, dated as of July 18, 2002 between Registrant and Fujitsu Microelectronics, Inc.	8-K	000-21184	2.1	7/18/2002
2.2
Agreement and Plan of Merger dated as of May 1, 2012 by and among Microchip Technology Incorporated, Microchip Technology Management Co. and Standard Microsystems Corporation, including Form of Voting Agreement
						X
2.3	Agreement and Plan of Merger dated as of February 2, 2010 by and among Microchip Technology Incorporated, Sun Acquisition Corporation and Silicon Storage Technology, Inc.	10-Q	000-21184	2.1	2/9/2010
2.4	Amendment No. 1 to Agreement and Plan of Merger by and among Microchip Technology Incorporated, Sun Acquisition Corporation and Silicon Storage Technology, Inc.	8-K	000-21184	2.1	2/23/2009
2.5	Amendment No. 2 to Agreement and Plan of Merger by and among Microchip Technology Incorporated, Sun Acquisition Corporation and Silicon Storage Technology, Inc.	8-K	000-21184	2.1	3/8/2010
3.1	Restated Certificate of Incorporation of Registrant	10-Q	000-21184	3.1	11/12/2002
3.2	Amended and Restated By-Laws of Registrant, as amended through January29, 2007	10-Q	000-21184	3.1	2/6/2007
4.1	Indenture, dated as of December 7, 2007, by and between Wells Fargo Bank, National Association, as Trustee, and Microchip Technology Incorporated	8-K	000-21184	4.1	12/7/2007
4.2	Registration Rights Agreement, dated as of December 7, 2007, by and between J.P. Morgan Securities Inc. and Microchip Technology Incorporated	8-K	000-21184	4.2	12/7/2007
10.1	Credit Agreement, dated August 12, 2011, among Microchip Technology Incorporated, the lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent	8-K	000-21184	10.1	8/18/2011
10.2	Amendment No. 1 to Credit Agreement dated as of February 6, 2012					X
10.3	Amendment No. 2 to Credit Agreement dated as of April 10, 2012					X

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith
10.4	Form of Indemnification Agreement between Registrant and its directors and certain of its officers	S-1	33-57960	10.1	2/5/1993
10.5	*2004 Equity Incentive Plan as amended and restated by the Board on May 10, 2011	10-Q	000-21184	10.1	8/9/2011
10.6	*Form of Notice of Grant for 2004 Equity Incentive Plan (including Exhibit A Stock Option Agreement)	S-8	333-119939	4.5	10/25/2004
10.7	Form of Notice of Grant (Foreign) for 2004 Equity Incentive Plan (including Exhibit A Stock Option Agreement (Foreign))	10-K	000-21184	10.4	5/23/2005
10.8	*Form of Notice of Grant of Restricted Stock Units for 2004 Equity Incentive Plan (including Exhibit A Restricted Stock Units Agreement)	10-K	000-21184	10.6	5/31/2006
10.9	*Restricted Stock Units Agreement (Domestic) for 2004 Equity Incentive Plan	10-Q	000-21184	10.3	11/7/2007
10.10	Restricted Stock Units Agreement (Foreign) for 2004 Equity Incentive Plan	10-Q	000-21184	10.4	11/7/2008
10.11	*Form of Global RSU Agreement for 2004 Equity Incentive Plan (including Notice of Grant of Restricted Stock Units)	8-K	000-21184	10.1	9/27/2010
10.12	*1993 Stock Option Plan, as Amended through August 16, 2002	10-Q	000-21184	10.1	11/12/2002
10.13	*Form of Notice of Grant For 1993 Stock Option Plan, with Exhibit A thereto, Form of Stock Option Agreement; and Exhibit B thereto, Form of Stock Purchase Agreement	S-8	333-872	10.6	1/23/1996
10.14	*Microchip Technology Incorporated 2001 Employee Stock Purchase Plan as amended through March 1, 2012	10-Q	000-21184	10.1	2/6/2012
10.15	*1997 Nonstatutory Stock Option Plan, as Amended Through March 3, 2003	10-K	000-21184	10.13	6/5/2003
10.16	*Form of Notice of Grant For 1997 Nonstatutory Stock Option Plan, with Exhibit A thereto, Form of Stock Option Agreement	10-K	000-21184	10.17	5/27/1998
10.17	Microchip Technology Incorporated International Employee Stock Purchase Plan as amended through August 19, 2011, including Purchase Agreement, Enrollment Form and Change Form	S-8	333-177889	4.2	11/10/2011

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith
10.18	*Executive Management Incentive Compensation Plan as amended on August 19, 2011	8-K	000-21184	10.1	8/24/2011
10.19	*Discretionary Executive Management Incentive Compensation Plan	10-Q	000-21184	10.5	2/6/2007
10.20	*Management Incentive Compensation Plan amended by Board of Directors May 10, 2011	10-K	000-21184	10.19	5/31/2011
10.21	PowerSmart, Inc. 1998 Stock Incentive Plan, Including Forms of Incentive Stock Option Agreement and Nonqualified Stock Option Agreement	S-8	333-96791	4.1	7/19/2002
10.22	*Microchip Technology Incorporated Supplemental Retirement Plan	S-8	333-101696	4.1.1	4/1/2009
10.23	*Adoption Agreement to the Microchip Technology Incorporated Supplemental Retirement Plan dated January 1, 1997	S-8	333-101696	4.1.3	4/1/2003
10.24	*Amendment dated December 9, 1999 to the Adoption Agreement to the Microchip Technology Incorporated Supplemental Retirement Plan	S-8	333-101696	4.1.4	4/1/2004
10.25	*February 3, 2003 Amendment to the Adoption Agreement to the Microchip Technology Incorporated Supplemental Retirement Plan	10-K	000-21184	10.28	6/5/2003
10.26	*Amendments to Supplemental Retirement Plan	10-Q	000-21184	10.1	2/9/2006
10.27	*Change of Control Severance Agreement	8-K	000-21184	10.1	12/18/2008
10.28	*Change of Control Severance Agreement	8-K	000-21184	10.2	12/18/2008
10.29	Development Agreement dated as of August 29, 1997 by and between Registrant and the City of Chandler, Arizona	10-Q	000-21184	10.1	2/13/1998
10.30	Addendum to Development Agreement by and between Registrant and the City of Tempe, Arizona, dated May 11, 2000	10-K	000-21184	10.14	5/15/2001
10.31	Development Agreement dated as of July 17, 1997 by and between Registrant and the City of Tempe, Arizona	10-Q	000-21184	10.2	2/13/1998
10.32	Amended Strategic Investment Program Contract dated as of June 8, 2009 between, Multnomah County, Oregon, City of Gresham, Oregon and Microchip Technology Incorporated	8-K	000-21184	10.1	6/11/2009

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith
21.1	Subsidiaries of Registrant					X
23.1	Consent of Independent Registered Public Accounting Firm					X
24.1	Power of Attorney re: Microchip Technology Incorporated, the Registrant	10-K	000-21184	24.1	5/29/2009
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (the Exchange Act)					X
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (the Exchange Act)					X
32	Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
*Compensation plans or arrangements in which directors or executive officers are eligible to participate.

Annual Report on Form 10-K

Item 8, Item 15(a)(1) and (2), (b) and (c)

_________________________________

INDEX TO FINANCIAL STATEMENTS

CONSOLIDATED FINANCIAL STATEMENTS

EXHIBITS

_________________________________

YEAR ENDED MARCH 31, 2012

MICROCHIP TECHNOLOGY INCORPORATED
AND SUBSIDIARIES

CHANDLER, ARIZONA

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES

i

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Microchip Technology Incorporated and subsidiaries

We have audited the accompanying consolidated balance sheets of Microchip Technology Incorporated and subsidiaries as of March 31, 2012 and 2011, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended March 31, 2012.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Microchip Technology Incorporated and subsidiaries at March 31, 2012 and 2011, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 31, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Microchip Technology Incorporated and subsidiaries' internal control over financial reporting as of March 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 30, 2012 expressed an unqualified opinion thereon.

/s/   Ernst & Young LLP

Phoenix, Arizona
May 30, 2012

Item1.	Financial Statements

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

ASSETS
	March 31,
	2012	2011
Cash and cash equivalents	$635,755	$703,924
Short-term investments	823,254	539,572
Accounts receivable, net	170,201	181,202
Inventories	217,278	180,800
Prepaid expenses	25,658	22,234
Deferred tax assets	91,191	88,822
Other current assets	52,524	58,429
Total current assets	2,015,861	1,774,983
Property, plant and equipment, net	516,611	540,513
Long-term investments	328,586	464,838
Goodwill	93,513	76,018
Intangible assets, net	90,436	77,929
Other assets	38,769	33,777
Total assets	$3,083,776	$2,968,058

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable	$50,287	$68,433
Accrued liabilities	88,877	131,839
Deferred income on shipments to distributors	108,709	140,044
Total current liabilities	247,873	340,316
Junior convertible debentures	355,050	347,334
Long-term income tax payable	70,490	58,125
Deferred tax liability	411,368	399,527
Other long-term liabilities	8,322	10,318
Stockholders' equity:
Preferred stock, $0.001 par value; authorized 5,000,000 shares; no shares issued or outstanding	—	—
Common stock, $0.001 par value; authorized 450,000,000 shares; 218,789,994 shares issued and 193,150,532 shares outstanding at March 31, 2012; 218,789,994 shares issued and 189,541,707 shares outstanding at March 31, 2011	193	190
Additional paid-in capital	1,268,907	1,268,128
Common stock held in treasury: 25,639,462 shares at March 31, 2012; 29,248,287 shares at March 31, 2011	(780,893)	(888,075)
Accumulated other comprehensive income	3,101	3,357
Retained earnings	1,499,365	1,428,838
Total stockholders' equity	1,990,673	1,812,438
Total liabilities and stockholders' equity	$3,083,776	$2,968,058

See accompanying notes to consolidated financial statements

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	Year ended March 31,
	2012	2011	2010
Net sales	$1,383,176	$1,487,205	$947,729
Cost of sales (1)	590,782	612,769	413,487
Gross profit	792,394	874,436	534,242
Operating expenses:
Research and development (1)	182,650	170,607	120,823
Selling, general and administrative (1)	212,391	227,781	167,222
Special charges, net	837	1,865	1,238
	395,878	400,253	289,283
Operating income	396,516	474,183	244,959
(Losses) gains on equity method investments	(195)	157	—
Other income (expense):
Interest income	17,992	16,002	15,325
Interest expense	(34,266)	(31,521)	(31,150)
Other (expense) income, net	(352)	1,877	8,679
Income from continuing operations before income taxes	379,695	460,698	237,813
Income tax provision	42,990	31,531	20,808
Net income from continuing operations	336,705	429,167	217,005
Discontinued operations:
Loss from discontinued operations before income taxes	—	(11,126)	—
Income tax benefit	—	(909)	—
Net loss from discontinued operations	—	(10,217)	—
Net income	$336,705	$418,950	$217,005
Basic net income per common share – continuing operations	$1.76	$2.29	$1.18
Basic net loss per common share – discontinued operations	—	(0.05)	—
Basic net income per common share	$1.76	$2.24	$1.18
Diluted net income per common share – continuing operations	$1.65	$2.20	$1.16
Diluted net loss per common share – discontinued operations	—	(0.05)	—
Diluted net income per common share	$1.65	$2.15	$1.16
Dividends declared per common share	$1.390	$1.374	$1.359
Basic common shares outstanding	191,283	187,066	183,642
Diluted common shares outstanding	203,519	194,715	187,339
(1) Includes share-based compensation expense as follows:
Cost of sales	$5,648	$6,825	$7,054
Research and development	14,719	12,874	12,194
Selling, general and administrative	17,922	17,113	17,530

See accompanying notes to consolidated financial statements

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended March 31,
	2012	2011	2010
Cash flows from operating activities:
Net income	$336,705	$418,950	$217,005
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	99,424	106,612	90,057
Deferred income taxes	21,954	24,003	22,330
Share-based compensation expense related to equity incentive plans	38,289	36,812	36,778
Excess tax benefit from share-based compensation	(576)	(1,854)	(2,094)
Convertible debt derivatives - revaluation and amortization	204	(185)	230
Amortization of convertible debenture issuance costs	219	219	215
Amortization of debt discount on convertible debentures	7,512	6,847	6,258
Losses (gains) on equity method investments	195	(157)	—
Gain on sale of assets	(411)	(89)	(100)
Unrealized impairment loss on available-for-sale investments	2,158	4,659	4,750
Special (income) charges	(1,000)	—	1,238
Sales of trading securities, net	—	—	86,970
Gain on trading securities	—	—	(7,425)
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	11,845	6,341	(49,078)
(Increase) decrease in inventories	(35,240)	(22,068)	15,239
(Decrease) increase in deferred income on shipments to distributors	(31,335)	38,781	15,010
(Decrease) increase in accounts payable and accrued liabilities	(61,455)	(638)	29,583
Change in other assets and liabilities	7,970	(35,572)	(14,919)
Net cash provided by operating activities	396,458	582,661	452,047
Cash flows from investing activities:
Purchases of available-for-sale investments	(1,133,625)	(1,008,056)	(1,576,044)
Sales and maturities of available-for-sale investments	983,500	1,055,286	1,502,127
Purchase of Silicon Storage Technology, Inc., net of cash received	—	(112,707)	—
Investment in Silicon Storage Technology, Inc.	—	—	(58,402)
Investments in other assets	(44,398)	(29,587)	(15,439)
Proceeds from sale of assets	411	31,668	100
Capital expenditures	(62,370)	(124,454)	(47,604)
Net cash used in investing activities	(256,482)	(187,850)	(195,262)
Cash flows from financing activities:
Payment of cash dividend	(266,178)	(256,811)	(249,556)
Proceeds from sale of common stock	57,457	71,940	36,478
Excess tax benefit from share-based compensation	576	1,854	2,094
Net cash used in financing activities	(208,145)	(183,017)	(210,984)
Net (decrease) increase in cash and cash equivalents	(68,169)	211,794	45,801
Cash and cash equivalents at beginning of period	703,924	492,130	446,329
Cash and cash equivalents at end of period	$635,755	$703,924	$492,130

See accompanying notes to consolidated financial statements

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)
	Common Stock and Additional Paid-in-Capital		Common Stock Held in Treasury		Accumulated Other Comprehensive Income	Retained Earnings	Net Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at March 31, 2009	218,790	$1,282,119	36,021	$(1,095,370)	$4,312	$1,299,250	$1,490,311
Components of other comprehensive income:
Net income	—	—	—	—	—	217,005	217,005
Net unrealized losses on available-for-sale securities, net of $1,778 of tax	—	—	—	—	(1,280)	—	(1,280)
Total comprehensive income							215,725
Issuances from equity incentive plans	1,955	27,108	—	—	—	—	27,108
Employee stock purchase plan	605	9,370	—	—	—	—	9,370
Treasury stock used for new issuances	(2,560)	(82,012)	(2,560)	82,012	—	—	—
Tax benefit from equity incentive plans	—	3,709	—	—	—	—	3,709
Share-based compensation	—	36,713	—	—	—	—	36,713
Cash dividend	—	—	—	—	—	(249,556)	(249,556)
Balance at March 31, 2010	218,790	1,277,007	33,461	(1,013,358)	3,032	1,266,699	1,533,380
Components of other comprehensive income:
Net income	—	—	—	—	—	418,950	418,950
Net unrealized gains on available-for-sale securities, net of $493 of tax	—	—	—	—	325	—	325
Total comprehensive income							419,275
Issuances from equity incentive plans	3,591	57,396	—	—	—	—	57,396
Employee stock purchase plan	622	14,544	—	—	—	—	14,544
Treasury stock used for new issuances	(4,213)	(125,283)	(4,213)	125,283	—	—	—
Tax benefit from equity incentive plans	—	7,523	—	—	—	—	7,523
Share-based compensation	—	37,131	—	—	—	—	37,131
Cash dividend	—	—	—	—	—	(256,811)	(256,811)
Balance at March 31, 2011	218,790	1,268,318	29,248	(888,075)	3,357	1,428,838	1,812,438
Components of other comprehensive income:
Net income	—	—	—	—	—	336,705	336,705
Net unrealized losses on available-for-sale securities, net of $281 of tax	—	—	—	—	(256)	—	(256)
Total comprehensive income							336,449
Issuances from equity incentive plans	3,000	42,596	—	—	—	—	42,596
Employee stock purchase plan	609	14,861	—	—	—	—	14,861
Treasury stock used for new issuances	(3,609)	(107,182)	(3,609)	107,182	—	—	—
Tax benefit from equity incentive plans	—	10,980	—	—	—	—	10,980
Share-based compensation	—	39,527	—	—	—	—	39,527
Cash dividend	—	—	—	—	—	(266,178)	(266,178)
Balance at March 31, 2012	218,790	$1,269,100	25,639	$(780,893)	$3,101	$1,499,365	$1,990,673
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

At March 31, 2012, the Company had approximately $159.1 million of deferred revenue and $50.4 million in deferred cost of sales recognized as $108.7 million of deferred income on shipments to distributors.  At March 31, 2011, the Company had approximately $208.1 million of deferred revenue and $68.1 million of deferred cost of sales recognized as $140.0 million of deferred income on shipments to distributors.  The deferred income on shipments to distributors that will ultimately be recognized in the Company's income statement will be lower than the amount reflected on the balance sheet due to price credits to be granted to the distributors when the product is sold to their customers.  These price credits historically have resulted in the deferred income approximating the overall gross margins that the Company recognizes in the distribution channel of its business.

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

Product Warranty

The Company generally sells its products with a limited warranty related to product quality and a limited indemnification of customers against intellectual property infringement claims related to the Company's products.  Due to comprehensive product testing, the short time between product shipment and the detection and correction of product failures, and a low historical rate of payments on indemnification claims, the accrual based on historical activity and the related expense were immaterial as of and for the fiscal years ended March 31, 2012, 2011 and 2010.

Advertising Costs

The Company expenses all advertising costs as incurred.  Advertising costs were immaterial for the fiscal years ended March 31, 2012, 2011 and 2010.

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

In periods where the Company's production levels are substantially below normal operating capacity, such as in the first half of fiscal 2010 and the second half of fiscal 2012, unabsorbed overhead production associated with the reduced production levels of the Company's manufacturing facilities are charged directly to cost of sales.

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

Junior Subordinated Convertible Debentures

The Company separately accounts for the liability and equity components of its junior subordinated convertible debentures in a manner that reflects its nonconvertible debt (unsecured debt) borrowing rate when interest cost is recognized.  This results in a bifurcation of a component of the debt, classification of that component in equity and the accretion of the resulting discount on the debt to be recognized as part of interest expense in its consolidated statements of income.  Additionally, certain embedded features of the debentures qualify as derivatives and are bundled as a compound embedded derivative that is measured at fair value.  Lastly, the Company includes the dilutive effect of the shares of its common stock issuable upon conversion of the outstanding junior subordinated convertible debentures in its diluted income per share calculation regardless of whether the market price trigger or other contingent conversion feature has been met.  The Company applies the treasury stock method as it has the intent and current ability to settle the principal amount of the junior subordinated convertible debentures in cash.  This method results in incremental dilutive shares when the average market value of the Company's common stock for a reporting period exceeds the conversion price per share which was $27.94 at March 31, 2012 and adjusts as dividends are recorded in the future.

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

Goodwill and Other Intangible Assets

Goodwill is recorded when the purchase price paid for an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired.  The Company is required to perform an annual impairment review, and more frequently under certain circumstances.  The goodwill is subjected to this test during the fourth quarter of the Company's fiscal year.  The Company engages primarily in the design, development, manufacture and marketing of semiconductor products as well as technology licensing.  As a result, the Company concluded there are two reporting units, semiconductor products and technology licensing.  The Company has early adopted the qualitative goodwill impairment assessment standard which it applied as of March 31, 2012. Under this standard, management evaluates whether it is more likely than not that goodwill is impaired. If it is determined that it is more likely than not, the Company proceeds with the next step of the impairment test, which compares the fair value of the reporting unit to its carrying value.  If the Company determines through the impairment process that goodwill has been impaired, the Company will record the impairment charge in its results of operation.  Through March 31, 2012, the Company has not had impaired goodwill.  The Company's other intangible assets represent existing technologies, core and developed technology, in-process research and development, trademarks and trade names, and customer-related intangibles. Other intangible assets are amortized over their respective estimated lives, ranging from one year to ten years.  In the event that facts and circumstances indicate intangibles or other long-lived assets may be impaired, the Company evaluates the recoverability and estimated useful lives of such assets.  In-process research and development is capitalized until such time the related projects are completed or abandoned at which time the capitalized amounts will begin to be amortized or written off.

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

Determining the appropriate fair-value model and calculating the fair value of share-based awards at the date of grant requires judgment.  The fair value of RSUs is based on the fair market value of the Company's common stock on the date of grant discounted for expected future dividends.  The Company uses the Black-Scholes option pricing model to estimate the fair value of employee stock options and rights to purchase shares under stock participation plans.  Option pricing models, including the Black-Scholes model, also require the use of input assumptions, including expected volatility, expected life, expected dividend rate, and expected risk-free rate of return.  The Company uses a blend of historical and implied volatility based on options freely traded in the open market as it believes this is more reflective of market conditions and a better indicator of expected volatility than using purely historical volatility.  The expected life of the awards is based on historical and other economic data trended into the future.  The risk-free interest rate assumption is based on observed interest rates appropriate for the expected terms of the Company's awards.  The dividend yield assumption is based on the Company's history and expectation of future dividend payouts.  The Company estimates the number of share-based awards which will be forfeited due to employee turnover.  Quarterly changes in the estimated forfeiture rate would affect share-based compensation, as the effect of adjusting the rate for all expense amortization after April 1, 2006 is recognized in the period the forfeiture estimate is changed.  If the actual forfeiture rate is higher than the estimated forfeiture rate, then an adjustment is made to increase the estimated forfeiture rate, which will result in a decrease to the expense recognized in the financial statements.  If the actual forfeiture rate is lower than the estimated forfeiture rate, then an adjustment is made to decrease the estimated forfeiture rate, which will result in an increase to the expense recognized in the financial statements.  If forfeiture adjustments are made, they would affect the Company's results of operations.  The effect of forfeiture adjustments in the years ended March 31, 2012, 2011 and 2010 was immaterial.

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

Distributor advances, included in deferred income on shipments to distributors in the consolidated balance sheets, totaled $51.7 million at March 31, 2012 and $71.9 million at March 31, 2011.  On sales to distributors, the Company's payment terms generally require the distributor to settle amounts owed to the Company for an amount in excess of their ultimate cost.  The Company's sales price to its distributors may be higher than the amount that the distributors will ultimately owe the Company because distributors often negotiate price reductions after purchasing the product from the Company and such reductions are often significant.  It is the Company's practice to apply these negotiated price discounts to future purchases, requiring the distributor to settle receivable balances, on a current basis, generally within 30 days, for amounts originally invoiced.  This practice has an adverse impact on the working capital of the Company's distributors.  As such, the Company has entered into agreements with certain distributors whereby it advances cash to the distributors to reduce the distributor's working capital requirements.  These advances are reconciled at least on a quarterly basis and are estimated based on the amount of ending inventory as reported by the distributor multiplied by a negotiated percentage.  Such advances have no impact on revenue recognition or the Company's consolidated statements of income.  The Company processes discounts taken by distributors against its deferred income on shipments to distributors' balance and trues-up the advanced amounts generally after the end of each completed fiscal quarter.  The terms of these advances are set forth in binding legal agreements and are unsecured, bear no interest on unsettled balances and are due upon demand.  The agreements governing these advances can be canceled by the Company at any time.

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

Recently Issued Accounting Pronouncements

In the fourth quarter of fiscal 2012, the Company early adopted a new standard for the assessment of goodwill impairment, which permits an entity to first assess qualitative factors to determine whether it is more likely than not (a likelihood of more than 50%) that the fair value of a reporting unit is less than its carrying amount. After assessing qualitative factors, if an entity determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, no further testing is necessary. If an entity determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the traditional two-step goodwill impairment test must be performed. The Company applied this standard to its March 31, 2012 goodwill impairment test, concluding that it was not more likely than not that the fair value of its two reporting units were less than the carrying amounts.

In the first quarter of fiscal 2012, the Company adopted new standards for revenue recognition with multiple deliverables. These new standards change the determination of whether the individual deliverables included in a multiple-element arrangement may be treated as separate units for accounting purposes. Additionally, these new standards modify the method in which revenue is allocated to the separately identified deliverables. The adoption of these new standards did not have a significant impact on the Company's consolidated financial statements.

In the first quarter of fiscal 2012, the Company adopted new standards that remove certain tangible products and associated software from the scope of the software revenue recognition guidance. The adoption of these new standards did not have a significant impact on the Company's consolidated financial statements.

In the first quarter of fiscal 2012, the Company adopted new standards for the application of the milestone method of revenue recognition for certain research and development arrangements entered into by its technology licensing segment. Under this standard, the Company will recognize arrangement consideration received for achieving specified performance measures during the period in which the milestones are achieved, provided certain criteria are met for the milestones to be considered substantive. This standard was adopted prospectively, and its adoption is not expected to have a significant impact on the Company's consolidated financial statements.

2.    BUSINESS ACQUISITIONS

Acquisition of Ident Technology AG

On February 9, 2012, the Company acquired Ident Technology AG, a privately-held semiconductor company that offers intellectual property and semiconductor solutions for the touch screen markets of the semiconductor and consumer electronics industries. The business acquisition was accounted for under the purchase method of accounting.  Total consideration paid for this business was approximately $39.5 million.  The initial purchase price of the acquisition resulted in purchased intangible assets of approximately $18.1 million, of which $8.2 million relates to in-process technology, and goodwill of approximately $17.4 million.  Goodwill recognized in this transaction is non-deductible. The purchased intangible assets (other than goodwill and the in-process technology intangible asset) are being amortized over a period of 10 years. The Company's purchase price allocation is not yet finalized, as management is still evaluating the deferred taxes associated with the transaction.

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

The acquisition was accounted for under the acquisition method of accounting, with the Company identified as the acquirer, and the operating results of SST have been included in the Company's consolidated financial statements as of the effective date of the acquisition. The purchase price of the acquisition resulted in purchased intangible assets of approximately $50.9 million and goodwill of approximately $25.0 million of which $19.2 million was allocated to the technology licensing reporting unit and approximately $5.8 million was allocated to the semiconductor products reporting unit. Purchased intangible assets included $32.9 million of core and developed technology, $13.1 million of customer-related intangibles, $2.3 million of acquisition-date backlog, $1.7 million of trademarks and trade names and $0.9 million of in-process research and development. The purchased intangible assets, other than acquisition-date backlog and in-process research and development, are being amortized over their expected useful lives which range between five to ten years. Acquisition-date backlog was amortized over one year and in-process research and development is capitalized until such time the related projects are completed or abandoned at which time the capitalized amounts will begin to be amortized or written off.

Other Acquisitions

During the year ended March 31, 2011, the Company completed two business acquisitions, in addition to SST, which were accounted for under the purchase method of accounting.  Total consideration paid for these businesses, net of cash acquired of $2.5 million, was $6.5 million.  As part of one of the acquisitions, the Company assumed a bankruptcy reorganization liability in the amount of approximately $19.4 million which was partially funded by the acquired company prior to the acquisition.    The bankruptcy reorganization liability was settled in the second quarter of fiscal 2012. The purchase price of the acquisitions resulted in purchased intangible assets of approximately $5.6 million and goodwill of approximately $1.0 million.  The purchased intangible assets are being amortized over a weighted average period of approximately seven years.  In addition, one of the acquisitions resulted in contingent consideration with an estimated fair value at the date of purchase of $2.0 million.

During the year ended March 31, 2010, the Company completed one business acquisition which was accounted for under the purchase method of accounting.  Total consideration paid for this business was approximately $9.3 million.  The purchase price of the acquisition resulted in purchased intangible assets of approximately $7.0 million, of which $2.9 million relates to in-process technology, and goodwill of approximately $4.2 million.  The purchased intangible assets (other than goodwill and the in-process technology intangible asset) are being amortized over an average period of seven years.  In addition, the acquisition resulted in contingent consideration with an estimated fair value at the date of purchase of $1.3 million. During the year ended March 31, 2012, a favorable adjustment to the contingent consideration of $1.0 million was included in special charges on the consolidated statements of income.

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

The results of discontinued operations for the year ended March 31, 2011 are as follows (amounts in thousands):

Year ended
March 31, 2011
Net sales	$25,177
Cost of sales	(32,627)
Operating expenses	(3,676)
Income tax benefit	909
Net loss from discontinued operations	$(10,217)

There were no discontinued operations during fiscal years 2012 or 2010.

4.    SPECIAL CHARGES

Acquisition Related Expenses

During fiscal 2012, special charges included a benefit of $0.7 million of special income comprised of a $1.0 million favorable adjustment to contingent consideration offset by $0.3 million of severance-related charges related to a prior year acquisition. During fiscal 2011, the Company incurred $1.9 million of severance-related and office closing costs associated with the acquisition of SST.

Patent Licenses

During the fourth quarter of fiscal 2012, the Company agreed to the terms of a patent license with an unrelated third party and signed an agreement on March 20, 2012.  The patent license settled alleged infringement claims.  The total payment made to the third-party in March 2012 was $2.8 million, $1.5 million of which was expensed in the fourth quarter of fiscal 2012 and the remaining $1.3 million was recorded as a prepaid royalty which will be amortized over the remaining life of the patents, which expires in December 2018.

During the first quarter of fiscal 2010, the Company agreed to the terms of a patent license with an unrelated third party and signed an agreement on July 9, 2009.  The patent license settled alleged infringement claims.  The total payment made to the third-party in July 2009 was $1.4 million, $1.2 million of which was expensed in the first quarter of fiscal 2010 and the remaining $0.2 million was recorded as a prepaid royalty that was amortized over the remaining life of the patents, which expired in June 2010.

5.	INVESTMENTS

The Company's investments are intended to establish a high-quality portfolio that preserves principal, meets liquidity needs, avoids inappropriate concentrations, and delivers an appropriate yield in relationship to the Company's investment guidelines and market conditions.  The following is a summary of available-for-sale securities at March 31, 2012 (amounts in thousands):

	Available-for-sale Securities
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Government agency bonds	$342,025	$476	$(397)	$342,104
Municipal bonds	19,888	234	—	20,122
Auction rate securities	10,246	—	—	10,246
Corporate bonds and debt	770,891	4,150	(937)	774,104
Marketable equity securities	5,864	188	(788)	5,264
	$1,148,914	$5,048	$(2,122)	$1,151,840

The following is a summary of available-for-sale securities at March 31, 2011 (amounts in thousands):

	Available-for-sale Securities
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Government agency bonds	$431,355	$159	$(923)	$430,591
Municipal bonds	11,445	34	(22)	11,457
Auction rate securities	12,475	—	—	12,475
Corporate bonds and debt	519,499	4,116	(589)	523,026
Marketable equity securities	26,173	688	—	26,861
	$1,000,947	$4,997	$(1,534)	$1,004,410

At March 31, 2012, the Company's available-for-sale debt securities, and marketable equity securities are presented on the consolidated balance sheets as short-term investments of $823.3 million and long-term investments of $328.6 million.  At March 31, 2011, the Company’s available-for-sale debt securities and marketable equity securities are presented on the consolidated balance sheets as short-term investments of $539.6 million and long-term investments of $464.8 million.

At March 31, 2012, $10.2 million of the fair value of the Company's investment portfolio was invested in ARS.  With the continuing liquidity issues in the global credit and capital markets, the Company's ARS have experienced multiple failed auctions from September 2007 through the date of this report.  While the Company continues to earn interest on these investments based on a pre-determined formula with spreads tied to particular interest rate indices, the estimated market value for these ARS no longer approximates the original purchase value.

The fair value of the failed ARS of $10.2 million has been estimated based on market information and estimates determined by management and could change significantly based on market conditions.  The Company evaluated the impairments in the value of these ARS, determining its intent to sell these securities prior to the recovery of its amortized cost basis resulted in the securities being other-than-temporarily impaired. In fiscal 2012, the Company recognized a net gain of $0.3 million on these investments due to a redemption at par value of one ARS position offsetting impairment charges. In fiscal 2011, the Company recognized an impairment charge on these investments of $1.6 million.

The Company believes that, based on its current unrestricted cash, cash equivalents and short-term investment balances, the current lack of liquidity in the credit and capital markets for ARS will not have a material impact on its liquidity, cash flow or ability to fund its operations.

At March 31, 2012, the Company evaluated its investment portfolio and noted unrealized losses of $1.3 million on its debt securities, and $0.8 million on its marketable equity securities which were due to fluctuations in interest rates, credit market conditions, and/or market prices.  Management does not believe any of the unrealized losses represent an other-than-temporary impairment based on its evaluation of available evidence as of March 31, 2012 and the Company's intent is to hold these investments until these assets are no longer impaired, except for the ARS described above and certain equity investments that are actively being sold.  For those debt securities not scheduled to mature until after March 31, 2013, such recovery is not anticipated to occur in the next year and these investments have been classified as long-term investments.

The amortized cost and estimated fair value of the available-for-sale securities at March 31, 2012, by maturity, excluding marketable equity securities of $5.3 million and corporate debt of $4.6 million, which have no contractual maturity, are shown below (amounts in thousands).  Expected maturities can differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties, and the Company views its available-for-sale securities as available for current operations.

	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale
Due in one year or less	$268,501	$1,537	$(21)	$270,017
Due after one year and through five years	839,677	3,323	(1,297)	841,703
Due after five years and through ten years	25,177	—	(16)	25,161
Due after ten years	5,069	—	—	5,069
	$1,138,424	$4,860	$(1,334)	$1,141,950

The amortized cost and estimated fair value of the available-for-sale securities at March 31, 2011, by maturity, excluding marketable equity securities of $26.9 million and corporate debt of $3.5 million, which have no contractual maturity, are shown below (amounts in thousands).

	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale
Due in one year or less	$143,447	$903	$(2)	$144,348
Due after one year and through five years	815,352	3,406	(1,532)	817,226
Due after five years and through ten years	—	—	—	—
Due after ten years	12,475	—	—	12,475
	$971,274	$4,309	$(1,534)	$974,049

During the year ended March 31, 2012, the Company had net realized gains of $0.4 million from sales of available-for-sale marketable equity securities compared to net realized gains of $3.2 million and $1.1 million, respectively, for the years ended March 31, 2011 and March 31, 2010. The Company had a net realized gain of $0.4 million from sales of available-for-sale debt securities during the year ended March 31, 2012, compared to an immaterial amount of net realized gains and losses during the year ended March 31, 2011 and a net realized gain of $1.2 million during the year ended ended March 31, 2010.

Marketable Equity Investments

The Company had investments in public companies with a fair value of $5.3 million as of March 31, 2012. Cash dividends and other distributions of earnings from the investees, if any, are included in other income at the date of record.  The Company has classified the shares owned in these companies as marketable securities.  As of March 31, 2012, the Company had a net unrealized loss in other comprehensive income of $0.6 million on these marketable securities compared to an unrealized gain of $0.7 million for the year ended March 31, 2011. During the years ended March 31, 2012 and March 31, 2011, the Company recorded impairment charges of $2.4 million and $3.0 million, respectively, on certain shares that it held due to the current market price and active selling of the shares.

Non-marketable Equity Investments

The Company has certain non-marketable equity investments in several companies with a carrying value of $7.7 million at March 31, 2012.  The investments in privately held companies are accounted for using the cost or the equity method of accounting, as appropriate.  Each period the Company evaluates whether an event or change in circumstances has occurred that may indicate an investment has been impaired.  If upon further investigation of such events the Company determines the investment has suffered a decline in value that is other than temporary, the Company writes down the investment to its estimated fair value.  At March 31, 2012, the Company determined there were no such impairments and there were no impairment charges recognized in any of the three years then ended.  These investments are included in other assets on the consolidated balance sheet.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Assets measured at fair value on a recurring basis at March 31, 2012 are as follows (amounts in thousands):

	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Assets
Money market fund deposits	$232,219	$—	$—	$232,219
Marketable equity securities	5,264	—	—	5,264
Corporate bonds & debt	—	769,479	4,625	774,104
Government agency bonds	—	342,104	—	342,104
Deposit accounts	—	403,536	—	403,536
Municipal bonds	—	20,122	—	20,122
Auction rate securities	—	—	10,246	10,246
Total assets measured at fair value	$237,483	$1,535,241	$14,871	$1,787,595

Assets measured at fair value on a recurring basis at March 31, 2011 are as follows (amounts in thousands):

	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Assets
Money market fund deposits	$464,669	$—	$—	$464,669
Marketable equity securities	26,861	—	—	26,861
Corporate bonds & debt	—	519,526	3,500	523,026
Government agency bonds	—	430,591	—	430,591
Deposit accounts	—	239,255	—	239,255
Municipal bonds	—	11,457	—	11,457
Auction rate securities	—	—	12,475	12,475
Total assets measured at fair value	$491,530	$1,200,829	$15,975	$1,708,334

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

When the Company uses observable market prices for identical securities that are traded in less active markets, it classifies such securities as Level 2. When observable market prices for identical securities are not available, the Company prices its marketable debt instruments using non-binding market consensus prices that are corroborated with observable market data; quoted market prices for similar instruments; or pricing models, such as a discounted cash flow model, with all significant inputs derived from or corroborated with observable market data. Non-binding market consensus prices are based on the proprietary valuation models of pricing providers or brokers. These valuation models incorporate a number of inputs, including non-binding and binding broker quotes; observable market prices for identical or similar securities; and the internal assumptions of pricing providers or brokers that use observable market inputs and, to a lesser degree, unobservable market inputs. There were no transfers between Level 1 and Level 2 during the years ended March 31, 2012 and 2011.

The following tables present a reconciliation for all assets measured at fair value on a recurring basis, excluding accrued interest components, using significant unobservable inputs (Level 3) for the years ended March 31, 2012 and March 31, 2011 (amounts in thousands):

Year ended March 31, 2012	Auction Rate Securities	Corporate Debt	Total Gains (Losses)
Balance at March 31, 2011	$12,475	$3,500	$—
Total gains or losses (realized and unrealized):
Included in earnings	271	—	271
Included in other comprehensive income (loss)	—	—	—
Purchases, sales, issuances, and settlements, net	(2,500)	1,125	—
Transfer into Level 3	—	—	—
Transfer out of Level 3	—	—	—
Balance at March 31, 2012	$10,246	$4,625	$271

Year ended March 31, 2011	Auction Rate Securities	Put Option on Auction Rate Securities	Corporate Debt	Total Gains (Losses)
Balance at March 31, 2010	$37,237	$1,814	$—	$—
Total gains or losses (realized and unrealized):
Included in earnings	138	(1,814)	—	(1,676)
Included in other comprehensive income (loss)	—	—	—	—
Purchases, sales, issuances, and settlements, net	(24,900)	—	3,500	—
Transfer into Level 3	—	—	—	—
Transfer out of Level 3	—	—	—	—
Balance at March 31, 2011	$12,475	$—	$3,500	$(1,676)

Assets measured at fair value on a recurring basis are presented/classified on the consolidated balance sheets at March 31, 2012 as follows (amounts in thousands):

	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Assets
Cash and cash equivalents	$232,219	$403,536	$—	$635,755
Short-term investments	782	822,472	—	823,254
Long-term investments	4,482	309,233	14,871	328,586
Total assets measured at fair value	$237,483	$1,535,241	$14,871	$1,787,595

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

Financial Assets Not Recorded at Fair Value on a Recurring Basis

The Company's non-marketable equity and cost method investments are not recorded at fair value on a recurring basis.  These investments were recorded at fair value as of April 8, 2010, the date of the SST acquisition, and are monitored on a quarterly basis for impairment charges.  The investments will only be recorded at fair value when an impairment charge is recognized.  During the year ended March 31, 2012, there were no impairment charges recognized on these investments. These investments are included in other assets on the consolidated balance sheet.  See further discussion of non-marketable investments in Note 5.

7.    FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount of cash equivalents approximates fair value because their maturity is less than three months.  Management believes the carrying amount of the equity and cost-method investments materially approximated fair value at March 31, 2012 based upon unobservable inputs. The fair values of these investments have been determined as level 3 fair value measurements. The carrying amount of accounts receivable, accounts payable and accrued liabilities approximates fair value due to the short-term maturity of the amounts.  The fair value of the Company's junior subordinated convertible debentures was $1.585 billion at March 31, 2012 and $1.574 billion at March 31, 2011 based on observable market prices for these debentures, which are traded in less active markets and are therefore classified as a Level 2 fair value measurement.

8.    ACCOUNTS RECEIVABLE

Accounts receivable consists of the following (amounts in thousands):

	March 31, 2012	March 31, 2011
Trade accounts receivable	$171,274	$181,840
Other	1,529	2,200
	172,803	184,040
Less allowance for doubtful accounts	2,602	2,838
	$170,201	$181,202

9.    INVENTORIES

The components of inventories consist of the following (amounts in thousands):

	March 31, 2012	March 31, 2011
Raw materials	$8,065	$8,174
Work in process	139,045	141,462
Finished goods	70,168	31,164
	$217,278	$180,800

Inventories are valued at the lower of cost or market using the first-in, first-out method. Inventory impairment charges establish a new cost basis for inventory and charges are not subsequently reversed to income even if circumstances later suggest that increased carrying amounts are recoverable.

10.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following (amounts in thousands):

	March 31, 2012	March 31, 2011
Land	$46,529	$46,497
Building and building improvements	374,042	375,611
Machinery and equipment	1,314,303	1,306,367
Projects in process	83,676	101,202
	1,818,550	1,829,677
Less accumulated depreciation and amortization	1,301,939	1,289,164
	$516,611	$540,513

Depreciation expense attributed to property, plant and equipment was $86.4 million, $92.7 million and $86.4 million for the fiscal years ending March 31, 2012, 2011 and 2010, respectively.

11.    INTANGIBLE ASSETS AND GOODWILL

Intangible assets consist of the following (amounts in thousands):

	March 31, 2012
	Gross Amount	Accumulated Amortization	Net Amount
Developed technology	$94,681	$(35,920)	$58,761
Customer-related	20,400	(4,633)	15,767
Trademarks and trade names	1,730	(684)	1,046
Backlog	2,410	(2,410)	—
In-process technology	14,086	—	14,086
Distribution rights	5,236	(4,660)	576
Covenants not to compete	400	(200)	200
	$138,943	$(48,507)	$90,436

	March 31, 2011
	Gross Amount	Accumulated Amortization	Net Amount
Developed technology	$83,751	$(27,705)	$56,046
Customer-related	15,600	(1,621)	13,979
Trademarks and trade names	1,730	(250)	1,480
Backlog	2,410	(1,709)	701
In-process technology	4,300	—	4,300
Distribution rights	5,236	(4,147)	1,089
Covenants not to compete	400	(66)	334
	$113,427	$(35,498)	$77,929

The Company amortizes intangible assets over their expected useful lives, which range between 1 and 10 years.  In fiscal 2012, the Company acquired $10.9 million of developed technology which has a weighted average amortization period of 10 years, $4.8 million of customer-related intangible assets which has a weighted average amortization period of 10 years and $9.8 million of in-process technology which will begin amortization once the technology reaches technological feasibility. The following is an expected amortization schedule for the intangible assets for fiscal year 2013 through fiscal year 2017, absent any future acquisitions or impairment charges (amounts in thousands):

Year ending March 31,	Projected Amortization Expense
2013	$13,218
2014	13,042
2015	12,901
2016	10,784
2017	9,134

Amortization expense attributed to intangible assets was $13.0 million, $13.9 million and $3.7 million for fiscal years 2012, 2011 and 2010, respectively.  In fiscal year 2012, approximately $8.2 million was charged to cost of sales and approximately $4.8 million was charged to operating expenses.  In fiscal year 2011, approximately $7.8 million was charged to cost of sales and approximately $6.1 million was charged to operating expenses.  In fiscal 2010, approximately $1.9 million was charged to cost of sales and $1.8 million was charged to operating expenses.  The Company found no indication of impairment of its intangible assets in fiscal years 2012, 2011 or 2010.

Goodwill activity for fiscal years 2012 and 2011 was as follows (amounts in thousands):

	Semiconductor Products Reporting Unit	Technology Licensing Reporting Unit
Balance at March 31, 2010	$40,338	$—
Additions due to the acquisition of SST	5,761	19,200
Additions due to contingent consideration payments to previous owners of R&E International	9,747	—
Additions due to other acquisitions	972	—
Balance at March 31, 2011	56,818	19,200
Additions due to contingent consideration payments to previous owners of R&E International	120	—
Additions due to other acquisitions	17,375	—
Balance at March 31, 2012	$74,313	$19,200

In the year ended March 31, 2011, the Company completed the process of allocating goodwill to its reporting units as it related to the acquisition of SST. As a result, approximately $19.2 million was allocated to the technology licensing reporting unit and approximately $5.8 million was allocated to the semiconductor products reporting unit.

In the years ended March 31, 2012 and 2011, the Company made contingent consideration payments to the previous owners of R&E International in the amount of $0.1 million and $12.1 million, respectively.  The Company acquired R&E International on March 31, 2009.  The fiscal 2011 contingent consideration payment resulted in the de-recognition of negative goodwill in the amount of approximately $2.4 million recorded on the acquisition date and the recognition of approximately $9.7 million of goodwill which was allocated to the semiconductor products reporting unit.

In the year ended March 31, 2012, the Company acquired Ident Technology AG. This acquisition resulted in approximately $17.4 million of goodwill which was allocated to the semiconductor products reporting unit.

At March 31, 2012, $74.3 million of goodwill was recorded in the Company's semiconductor products reporting unit and $19.2 million was recorded in the Company's technology licensing reporting unit. At March 31, 2012, the Company applied a qualitative goodwill impairment screen to its two reporting units, concluding it was not more likely than not that goodwill was impaired. Through March 31, 2012, the Company has never recorded an impairment charge against its goodwill balance.

12.	ACCRUED LIABILITIES

Accrued liabilities consist of the following (amounts in thousands):

	March 31, 2012	March 31, 2011
Bankruptcy reorganization liability	$—	$19,385
Other accrued expenses	88,877	112,454
	$88,877	$131,839

The bankruptcy reorganization liability was incurred as part of an acquisition completed in fiscal 2011 for which the liability was settled in the second quarter of fiscal 2012.

13.	INCOME TAXES

The Company is subject to income taxes in the U.S. and numerous foreign jurisdictions.  The Company files U.S. federal, U.S. state, and foreign income tax returns.  For U.S. federal, and in general for U.S. state tax returns, the fiscal 2009 through fiscal 2012 tax years remain open for examination by tax authorities.  For foreign tax returns, the Company is generally no longer subject to income tax examinations for years prior to fiscal 2005.

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

The Company recognizes liabilities for anticipated tax audit issues in the U.S. and other domestic and international tax jurisdictions based on its estimate of whether, and the extent to which, additional tax payments are more likely than not.  The Company believes it maintains appropriate reserves to offset potential income tax liabilities that may arise upon final resolution of matters for open tax years.  The U.S. Internal Revenue Service (IRS) is currently auditing the Company's fiscal years 2009 and 2010.  Fiscal 2011 and fiscal 2012 are currently open for examination by the IRS.  The Company believes that it has appropriate support for the income tax positions taken and to be taken on its tax returns and that its accruals for tax liabilities are appropriate for all open years based on an assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter.  If such accrued amounts ultimately prove to be unnecessary, the resulting reversal of such reserves would result in tax benefits being recorded in the period the reserves are no longer deemed necessary.  If such assessments ultimately prove to be greater than anticipated, a future charge to expense would be recorded in the period in which the assessment is determined.  Timing of the resolution and/or closure on audits is highly uncertain; however, the Company does not believe that it is reasonably possible that the unrecognized tax benefits could significantly change within the next 12 months as the result of a tax examination closure.

The following table summarizes the activity related to the Company's gross unrecognized tax benefits from April 1, 2009 to March 31, 2012 (amounts in thousands):

	Year Ended March 31,
	2012	2011	2010
Beginning balance	$58,125	$57,140	$70,051
Increases related to acquisitions	—	36,587	—
Decreases related to prior year tax positions	(2,153)	(49,932)	(25,492)
Increases related to current year tax positions	11,992	13,951	11,332
Increases related to prior year tax positions	2,526	379	1,249
Ending balance	$70,490	$58,125	$57,140

The Company made certain corrections to the presentation of its March 31, 2011 gross unrecognized tax benefits compared to the amounts presented in its fiscal 2011 Notes to Consolidated Financial Statements. The March 31, 2011 corrected balance of gross unrecognized tax benefits is $58.1 million compared to the $45.9 million reflected in the prior year Notes to Consolidated Financial Statements. There were no changes to the consolidated balance sheet as of March 31, 2011, or the results of operations or cash flows for the years then ended resulting from the presentation correction.

As of March 31, 2012, the Company had accrued approximately $3.1 million related to the potential payment of interest on the Company's uncertain tax positions.  As of March 31, 2011, the Company had accrued approximately $2.1 million related to the potential payment of interest on the Company's uncertain tax positions. Interest was included in the provision for income taxes.  The Company has accrued for approximately $0.9 million and $1.0 million in penalties related to its uncertain tax positions related to its international locations as of March 31, 2012 and March 31, 2011, respectively.  Interest and penalties charged or (credited) to operations during the years ended March 31, 2012, 2011 and 2010 related to the Company's uncertain tax positions were $0.9 million, $(3.6) million and $2.5 million, respectively.

The income tax (benefit) provision from continuing operations consists of the following (amounts in thousands):

	Year Ended March 31,
	2012	2011	2010
Current (benefit) expense:
Federal	$7,611	$294	$(4,358)
State	544	21	(436)
Foreign	21,174	22,877	6,981
Total current	$29,329	23,192	2,187
Deferred expense (benefit):
Federal	$14,942	11,035	16,663
State	1,067	788	1,668
Foreign	(2,348)	(3,484)	290
Total deferred	13,661	8,339	18,621
	$42,990	$31,531	$20,808

The tax benefit associated with the Company's equity incentive plans reduced taxes currently payable by $11.0 million, $7.5 million and $3.7 million for the years ended March 31, 2012, 2011 and 2010, respectively.  These amounts were credited to additional paid-in capital in each of the three fiscal years.

The provision for income taxes differs from the amount computed by applying the statutory federal tax rate to income before income taxes.  The sources and tax effects of the differences in the total income tax (benefit) provision from continuing operations are as follows (amounts in thousands):

	Year Ended March 31,
	2012	2011	2010
Computed expected income tax provision	$132,894	$161,244	$83,235
State income taxes, net of federal benefits	1,280	1,746	915
Research and development tax credits - current year	(3,750)	(3,691)	(1,500)
Research and development tax credits - prior years	(5,894)	—	—
Foreign income taxed at lower than the federal rate	(81,540)	(103,373)	(53,390)
Tax benefit from audit settlements net of restructuring taxes	—	(24,395)	(8,452)
	$42,990	$31,531	$20,808

Pretax income from foreign continuing operations was $328.5 million, $390.9 million and $201.2 million for the years ended March 31, 2012, 2011 and 2010, respectively.  Unremitted foreign earnings that are considered to be permanently invested outside the U.S., and on which no deferred taxes have been provided, amounted to approximately $1.9 billion at March 31, 2012.  The Company has the ability and intent to indefinitely reinvest the foreign earnings.  Should the Company elect in the future to repatriate a portion of the foreign earnings so invested, the Company would incur income tax expense on such repatriation, net of any available deductions and foreign tax credits.  This would result in additional income tax expense beyond the computed effective tax rate in such periods.

During the year ended March 31, 2011, the Company settled an IRS examination of fiscal years 2006, 2007 and 2008.  In addition, the Company benefited from the expiration of the statute of limitations related to previously accrued tax reserves and incurred a tax charge related to a corporate restructuring.  The total tax benefit associated with these items resulted in a reduction of income tax provision of approximately $24.4 million and a decrease in the effective tax rate from continuing operations of 5.3%.

In December 2010, the U.S. Congress retroactively reinstated the research and development tax credit from January 1, 2010.  As a result, the Company recognized a one-time tax benefit of $1.5 million in the quarter ended December 31, 2010.

During the year ended March 31, 2010, the Company settled an IRS examination of fiscal years 2002, 2003 and 2004 which resulted in a one-time tax benefit of $8.5 million.  This tax benefit decreased the Company's effective tax rate by approximately 3.6%.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows (amounts in thousands):

	March 31,
	2012	2011
Deferred tax assets:
Deferred intercompany profit	$14,624	$11,031
Deferred income on shipments to distributors	23,646	33,304
Inventory valuation	6,245	5,740
Net operating loss carryforward	33,639	2,884
Share-based compensation	25,693	25,195
Income tax credits	103,882	68,647
Accrued expenses and other	10,770	11,052
Gross deferred tax assets	218,499	157,853
Valuation allowances	(78,506)	(50,346)
Deferred tax assets, net of valuation allowances	139,993	107,507
Deferred tax liabilities:
Property, plant and equipment, principally due to differences in depreciation	(7,844)	(5,036)
Junior convertible debentures	(445,826)	(407,477)
Other	(6,500)	(5,699)
Deferred tax liabilities	(460,170)	(418,212)
Net deferred tax liability	$(320,177)	$(310,705)

Reported as:
Current deferred tax assets	$91,191	$88,822
Non-current deferred tax liability	(411,368)	(399,527)
Net deferred tax liability	(320,177)	(310,705)

The Company had federal, state and foreign net operating loss carryforwards with an estimated tax effect of $33.6 million available at March 31, 2012.  The state net operating loss carryforwards expire at various times between 2014 and 2029.  The Company believes that it is more likely than not that the benefit from certain state net operating loss carryforwards will not be realized.  In recognition of this risk, at March 31, 2012, the Company has provided a valuation allowance of $5.4 million.  The Company also has state tax credits with an estimated tax effect of $53.2 million available at March 31, 2012.  These state tax credits expire at various times between 2012 and 2027.  The Company believes that it is more likely than not that the benefit from these state tax credits will not be realized, and therefore has provided a valuation allowance against the full amount.  The Company has U.S foreign tax credits with an estimated tax effect of $20.0 million that expire at various times between 2013 and 2017.  The Company believes it is more likely than not that the benefit from these credits will not be fully realized and has provided a valuation allowance of $19.9 million.  At March 31, 2012, the Company had credits for increasing research activity in the amount of $28.5 million that expire at various times between 2017 and 2032. In addition, the Company had $2.2 million of alternative minimum tax credits that do not expire. At March 31, 2012, the Company had alternative minimum tax net operating loss carryforwards of approximately $52.7 million that expire in 2032.

The Company's Thailand manufacturing operations currently benefit from numerous tax holidays granted to the Company based on its investment in property, plant and equipment in Thailand.  The Company's tax holiday periods in Thailand expire at various times in the future, however, the Company actively seeks to acquire new tax holidays.  The Company does not expect the future expiration of any of its tax holiday periods in Thailand to have a material impact on its effective tax rate.  The aggregate dollar benefits derived from these tax holidays approximated $6.5 million, $20.9 million and $17.3 million for the years ended March 31, 2012, 2011 and 2010, respectively.  The benefit the tax holiday had on diluted net income per share approximated $0.03 in the year ended March 31, 2012, $0.10 for the year ended March 31, 2011 and $0.09 for the year ended March 31, 2010.

14.	2.125% JUNIOR SUBORDINATED CONVERTIBLE DEBENTURES

The Company's $1.15 billion principal amount of 2.125% junior subordinated convertible debentures due December 15, 2037, are subordinated in right of payment to any future senior debt of the Company and are effectively subordinated in right of payment to the liabilities of the Company's subsidiaries.  The debentures are convertible, subject to certain conditions, into shares of the Company's common stock at an initial conversion rate of 29.2783 shares of common stock per $1,000 principal amount of debentures, representing an initial conversion price of approximately $34.16 per share of common stock.  As of March 31, 2012, none of the conditions allowing holders of the debentures to convert had been met.  As a result of cash dividends paid since the issuance of the debentures, the conversion rate has been adjusted to 35.7905 shares of common stock per $1,000 of principal amount of debentures, representing a conversion price of approximately $27.94 per share of common stock.

As the debentures can be settled in cash upon conversion, for accounting purposes, the debentures were bifurcated into a liability component and an equity component, which are both initially recorded at fair value.  The carrying value of the equity component at March 31, 2012 and at March 31, 2011 was $822.4 million.  The estimated fair value of the liability component of the debentures at the issuance date was $327.6 million, resulting in a debt discount of $822.4 million which was further discounted due to embedded features as described below.  The unamortized debt discount was $794.4 million at March 31, 2012 and $801.9 million at March 31, 2011.  The carrying value of the debentures was $355.1 million at March 31, 2012 and $347.3 million at March 31, 2011.  The remaining period over which the unamortized debt discount will be recognized as non-cash interest expense is 25.75 years.  In the years ended March 31, 2012, 2011 and 2010 the Company recognized $7.5 million, $6.8 million and $6.3 million, respectively, in non-cash interest expense related to the amortization of the debt discount.  The Company recognized $24.4 million of interest expense related to the 2.125% coupon on the debentures in each of fiscal 2012, fiscal 2011 and fiscal 2010.

The debentures also include certain embedded features related to the contingent interest payments, the Company making specific types of distributions (e.g., extraordinary dividends), the redemption feature in the event of changes in tax law, and penalty interest in the event of a failure to maintain an effective registration statement.  These features qualify as derivatives and are bundled as a compound embedded derivative that is measured at fair value.  The fair value of the derivatives as of March 31, 2012 was $0.6 million, compared to the value at March 31, 2011 of $0.4 million, resulting in an increase in interest expense in the year ended March 31, 2012 of $0.2 million.  The fair value of the derivatives as of March 31, 2011 was $0.4 million, compared to the value at March 31, 2010 of $0.7 million, resulting in a reduction of interest expense in the year ended March 31, 2011 of approximately $0.3 million.  The fair value of the derivatives as of March 31, 2010 was $0.7 million, compared to the value at March 31, 2009 of $0.5 million, resulting in an increase of interest expense in the year ended March 31, 2010 of approximately $0.2 million. The balance of the debentures on the Company's consolidated balance sheet at March 31, 2012 of $355.1 million includes the fair value of the embedded derivatives.

15.	CREDIT FACILITY

On August 12, 2011, the Company entered into a credit agreement among the Company, the lenders from time to time that are parties thereto and JPMorgan Chase Bank, N.A., as administrative agent (the "Credit Agreement"). The Credit Agreement provides for a $750 million revolving credit facility, with a $100 million foreign currency sublimit, a $25 million letter of credit sublimit and a $15 million swingline loan sublimit, terminating on August 12, 2016 (the "Maturity Date"). The Credit Agreement also contains an increase option permitting the Company, subject to certain requirements, to arrange with existing lenders and/or new lenders for them to provide up to an aggregate of $250 million in additional commitments, which may be for revolving loans or term loans. Proceeds of loans made under the Credit Agreement may be used for working capital and general corporate purposes. No loans were made nor letters of credit issued under the Credit Agreement at closing, and no amounts were outstanding and no letters of credit were issued at March 31, 2012.

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

The Credit Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict the Company and its subsidiaries' ability to, among other things, incur subsidiary indebtedness, grant liens, merge or consolidate, dispose of assets, make investments, make acquisitions, enter into certain transactions with affiliates, pay dividends or make distributions, repurchase stock, enter into restrictive agreements and enter into sale and leaseback transactions, in each case subject to customary exceptions for a credit facility of this size and type. The Company is also required to maintain compliance with a consolidated leverage ratio and a consolidated interest coverage ratio. At March 31, 2012, the Company was in compliance with these covenants.

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

16.	CONTINGENCIES

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

The Company's technology license agreements generally include an indemnification clause that indemnifies the licensee against liability and damages (including legal defense costs) arising from any claims of patent, copyright, trademark or trade secret infringement by the Company's proprietary technology.  The terms of these indemnification provisions approximate the terms of the technology license agreements, which typically range from five to ten years.  The Company's current license agreements expire from 2012 through 2030.  The possible amount of future payments the Company could be required to make based on agreements that specify indemnification limits, if such indemnifications were required on all of these agreements, is approximately $98 million. There are some licensing agreements in place that do not specify indemnification limits.  The Company had not recorded any liabilities related to these indemnification obligations as of March 31, 2012, as there are no amounts considered to be probable.

Contingent liabilities in the amount of $13.0 million were recorded in connection with the SST acquisition as an adverse outcome was determined to be probable and estimable.  At March 31, 2012, there were no material changes to the amount recognized at the acquisition date for these contingencies.

17.    STOCK REPURCHASE ACTIVITY

On December 11, 2007, the Company announced that its Board of Directors had authorized the repurchase of up to 10.0 million shares of its common stock in the open market or in privately negotiated transactions.  As of March 31, 2012, the Company had repurchased 7.5 million shares under this authorization for $234.7 million.  There is no expiration date associated with this program.

During the years ended March 31, 2012, 2011 and 2010, the Company did not purchase any of its shares of common stock.

18.    EMPLOYEE BENEFIT PLANS

The Company maintains a contributory profit-sharing plan for its domestic employees meeting certain eligibility and service requirements.  The plan qualifies under Section 401(k) of the Internal Revenue Code of 1986, as amended, and allows employees to contribute up to 60% of their base salary, subject to maximum annual limitations prescribed by the IRS.  Through December 31, 2008, the Company made matching contributions of up to 25% of the first 4% of the participant's eligible compensation and could award up to an additional 25% under the discretionary match.  The Company eliminated the mandatory matching contribution as of January 1, 2009.  All matches are provided on a quarterly basis and require the participant to be an active employee at the end of each quarter.  For the fiscal year ended March 31, 2012, the Company contributions to the plan totaled $1.6 million.  For the fiscal year ended March 31, 2011, the Company contributions to the plan totaled $2.3 million. Due to expense reduction actions taken in response to adverse economic conditions, the Company did not contribute to the plan for the fiscal year ended March 31, 2010.

The Company's 2001 Employee Stock Purchase Plan (the 2001 Purchase Plan) became effective on March 1, 2002.  The Board of Directors approved the 2001 Purchase Plan in May 2001 and the stockholders approved it in August 2001.  Under the 2001 Purchase Plan, eligible employees of the Company may purchase shares of common stock at semi-annual intervals through periodic payroll deductions.  The purchase price in general will be 85% of the lower of the fair market value of the common stock on the first day of the participant's entry date into the offering period or of the fair market value on the semi-annual purchase date.  Depending upon a participant's entry date into the 2001 Purchase Plan, purchase periods under the 2001 Purchase Plan consist of overlapping periods of either 24, 18, 12 or 6 months in duration.  In May 2003 and August 2003, the Company's Board and stockholders, respectively, each approved an annual automatic increase in the number of shares reserved under the 2001 Purchase Plan.  The automatic increase took effect on January 1, 2005, and on each January 1 thereafter during the term of the plan, and is equal to the lesser of (i) 1,500,000, (ii) one half of one percent (0.5%) of the then outstanding shares of the Company's common stock, or (iii) such lesser amount as is approved by board of directors.  On January 1, 2012, an additional 960,269 shares were reserved under the 2001 Purchase Plan based on the automatic increase.  On January 1, 2011 an additional 941,530 shares were reserved under the 2001 Purchase Plan based on the automatic increase.  On January 1, 2010, an additional 921,171 shares were reserved under the 2001 Purchase Plan based on the automatic increase.  Since the inception of the 2001 Purchase Plan, 11,277,862 shares of common stock have been reserved for issuance and 4,639,761 shares have been issued under this purchase plan.

During fiscal 1995, a purchase plan was adopted for employees in non-U.S. locations.  Such plan provided for the purchase price per share to be 100% of the lower of the fair market value of the common stock at the beginning or end of the semi-annual purchase plan period.  Effective May 1, 2006, the Company's Board approved a purchase price per share equal to 85% of the lower of the fair market value of the common stock at the beginning or end of the semi-annual purchase plan period.  Since the inception of this purchase plan, 1,500,285 shares of common stock have been reserved for issuance and 610,507 shares have been issued under this purchase plan.

Effective January 1, 1997, the Company adopted a non-qualified deferred compensation arrangement.  This plan is unfunded and is maintained primarily for the purpose of providing deferred compensation for a select group of highly compensated employees as defined in ERISA Sections 201, 301 and 401.  There are no Company matching contributions made under this plan.

The Company has management incentive compensation plans which provide for bonus payments, based on a percentage of base salary, from an incentive pool created from operating profits of the Company, at the discretion of the Board of Directors.  During the years ended March 31, 2012, 2011 and 2010, $7.8 million, $28.3 million and $16.5 million were charged against operations for these plans, respectively.

The Company also has a plan that, at the discretion of the Board of Directors, provides a cash bonus to all employees of the Company based on the operating profits of the Company.  During the years ended March 31, 2012, 2011 and 2010, $3.2 million, $16.0 million and $4.3 million, respectively, were charged against operations for this plan.

19.	EQUITY INCENTIVE PLANS

Share-Based Compensation Expense

The following table presents the details of the Company's share-based compensation expense (amounts in thousands):

	Year Ended March 31,
	2012		2011		2010
Cost of sales	$5,648	(1)	$6,825	(1)	$7,054	(1)
Research and development	14,719		12,874		12,194
Selling, general and administrative	17,922		17,113		17,530
Pre-tax effect of share-based compensation	38,289		36,812		36,778
Income tax benefit	4,889		4,493		4,563
Net income effect of share-based compensation	$33,400		$32,319		$32,215

(1) During the year ended March 31, 2012, $6.8 million of share-based compensation expense was capitalized to inventory, and $5.6 million of previously capitalized share-based compensation expenses in inventory was sold.  During the year ended March 31, 2011, $7.1 million of share-based compensation expense was capitalized to inventory, and $6.8 million of previously capitalized share-based compensation expense in inventory was sold. During the year ended March 31, 2010, $7.0 million of share-based compensation expense was capitalized to inventory, and $7.1 million of previously capitalized share-based compensation expense in inventory was sold.

The amount of unearned share-based compensation currently estimated to be expensed in the remainder of fiscal 2013 through fiscal 2017 related to unvested share-based payment awards at March 31, 2012 is $69.6 million.  The weighted average period over which the unearned share-based compensation is expected to be recognized is approximately 2.02 years.

Combined Incentive Plan Information

RSU share activity under the 2004 Plan is set forth below:

Number of Shares
Nonvested shares at March 31, 2009	3,601,772
Granted	1,846,241
Forfeited/expired	(120,198)
Vested	(689,867)
Nonvested shares at March 31, 2010	4,637,948
Granted	1,766,257
Forfeited/expired	(171,967)
Vested	(990,932)
Nonvested shares at March 31, 2011	5,241,306
Granted	1,627,191
Forfeited/expired	(184,926)
Vested	(1,191,351)
Nonvested shares at March 31, 2012	5,492,220

The total intrinsic value of RSUs which vested during the years ended March 31, 2012, 2011 and 2010 was $43.7 million, $32.6 million and $17.5 million, respectively.  The aggregate intrinsic value of RSUs outstanding at March 31, 2012 was $204.3 million, calculated based on the closing price of the Company's common stock of $37.20 per share on March 31, 2012.  At March 31, 2012, the weighted average remaining expense recognition period was 2.06 years.

The weighted average fair value per share of the RSUs awarded is calculated based on the fair market value of the Company's common stock on the respective grant dates discounted for the Company's expected dividend yield.  The weighted average fair value per share of RSUs awarded in the years ended March 31, 2012, 2011 and 2010 was $30.48, $26.05 and $20.75, respectively.

Option activity under the Company's stock inventive plans in the three years ended March 31, 2012 is set forth below:

		Weighted
	Number of	Average Exercise
	Shares	Price per Share
Outstanding at March 31, 2009	10,081,533	$24.20
Granted	12,000	27.03
Exercised	(1,492,866)	22.03
Canceled	(140,888)	27.79
Outstanding at March 31, 2010	8,459,779	24.52
Granted	—	—
Exercised	(2,885,365)	23.09
Canceled	(77,490)	29.39
Outstanding at March 31, 2011	5,496,924	25.21
Granted	—	—
Exercised	(2,129,260)	25.53
Canceled	(6,667)	25.05
Outstanding at March 31, 2012	3,360,997	$25.00

The total intrinsic value of options exercised during the years ended March 31, 2012, 2011 and 2010 was $26.7 million, $29.8 million and $7.6 million, respectively.  This intrinsic value represents the difference between the fair market value of the Company's common stock on the date of exercise and the exercise price of each equity award.

The aggregate intrinsic value of options outstanding and options exercisable at March 31, 2012 was $41.0 million.  The aggregate intrinsic values were calculated based on the closing price of the Company's common stock of $37.20 per share on March 31, 2012.

As of March 31, 2012 and 2011, the number of option shares exercisable was 3,360,997 and 5,491,363, respectively, and the weighted average exercise price per share was $25.00 and $25.20, respectively.

There were no stock options granted in either of the years ended March 31, 2012 and 2011. The weighted average fair values per share of stock options granted in the year ended March 31, 2010 was $5.90.  The fair values per share of stock options granted in the year ended March 31, 2010 were estimated utilizing the following assumptions:

Year Ended March 31,
2010
Expected term (in years)	6.50
Volatility	36%
Risk-free interest rate	2.57%
Dividend yield	5.00%

20.    COMMITMENTS

The Company leases office space, transportation and other equipment under operating leases which expire at various dates through March 31, 2018.  The future minimum lease commitments under these operating leases at March 31, 2012 were as follows (amounts in thousands):

Year Ending March 31,	Amount
2013	$9,293
2014	7,221
2015	4,594
2016	3,438
2017	3,238
Thereafter	2,693
Total minimum payments	$30,477

Rental expense under operating leases totaled $15.1 million, $13.0 million and $10.7 million for fiscal years 2012, 2011 and 2010, respectively.

Commitments for construction or purchase of property, plant and equipment totaled $13.3 million as of March 31, 2012, all of which will be due within the next year. Other purchase obligations and commitments totaled approximately $21.4 million as of March 31, 2012. Other purchase obligations and commitments include payments due under various types of licenses and outstanding purchase commitments with the Company's wafer foundries of approximately $19.5 million for delivery in fiscal 2013.

21.	GEOGRAPHIC AND SEGMENT INFORMATION

The Company's reporting segments include semiconductor products and technology licensing.  The Company does not allocate operating expenses, interest income, interest expense, other income or expense, or provision for or benefit from income taxes to these segments for internal reporting purposes, as the Company does not believe that allocating these expenses is beneficial in evaluating segment performance.  Additionally, the Company does not allocate assets to segments for internal reporting purposes as it does not manage its segments by such metrics. The technology licensing segment is the result of the acquisition of SST in the first quarter of fiscal 2011 and thus for fiscal 2010, net sales and gross profit are solely attributable to the semiconductor product segment.

The following table represents revenues and gross profit for each segment (amounts in thousands):

	Years ended March 31,
	2012		2011		2010
	Net Sales	Gross Profit	Net Sales	Gross Profit	Net Sales	Gross Profit
Semiconductor products	$1,296,175	$709,754	$1,415,137	$806,398	$947,729	$534,242
Technology licensing	87,001	82,640	72,068	68,038	—	—
	$1,383,176	$792,394	$1,487,205	$874,436	$947,729	$534,242

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

	March 31,
	2012	2011
United States	$314,339	$330,046
Thailand	186,098	193,729
Various other countries	16,174	16,738
Total long-lived assets	$516,611	$540,513

Sales to unaffiliated customers located outside the U.S., primarily in Asia and Europe, aggregated approximately 82%, 80% and 77% of consolidated net sales for the years ended March 31, 2012, 2011 and 2010, respectively.  Sales to customers in Europe represented 23%, 23% and 25% of consolidated net sales for the years ended March 31, 2012, 2011 and 2010, respectively.  Sales to customers in Asia represented 56%, 57% and 51% of consolidated net sales for each of the years ended March 31, 2012, 2011 and 2010, respectively.  Within Asia, sales into China, including Hong Kong, represented 24%, 25% and 25% of consolidated net sales for the years ended March 31, 2012, 2011 and 2010, respectively.  Sales into Taiwan represented 15%, 13% and 10% of consolidated net sales for the years ended March 31, 2012, 2011 and 2010, respectively.  Sales into any other individual foreign country did not exceed 10% of the Company's net sales for any of the years presented.

No single end customer accounted for 10% or more of the Company's net sales or accounts receivable balances during the years ended March 31, 2012, 2011 and 2010. The Company's largest distributor accounted for approximately 10% of its net sales in each of fiscal 2012 and fiscal 2011 and approximately 12% of its net sales in fiscal 2010. These net sales are reported in the semiconductor products segment.

22.	DERIVATIVE INSTRUMENTS

The Company has international operations and is thus subject to foreign currency rate fluctuations.  To manage the risk of changes in foreign currency rates, the Company periodically enters into derivative contracts comprised of foreign currency forward contracts to hedge its asset and liability foreign currency exposure and a portion of its foreign currency operating expenses.  Approximately 99% of the Company's sales are U.S. Dollar denominated.  To date, the exposure related to foreign exchange rate volatility has not been material to the Company's operating results.  As of March 31, 2012 and 2011, the Company had no foreign currency derivatives outstanding.  The Company recognized an immaterial amount of net realized gains and losses on foreign currency derivatives in the years ended March 31, 2012, 2011 and 2010.

23.	NET INCOME PER COMMON SHARE

The following table sets forth the computation of basic and diluted net income per common share from continuing operations (in thousands, except per share amounts):

	Year ended March 31,
	2012	2011	2010
Net income from continuing operations	$336,705	$429,167	$217,005
Weighted average common shares outstanding	191,283	187,066	183,642
Dilutive effect of stock options and RSUs	4,207	4,463	3,697
Dilutive effect of convertible debt	8,029	3,186	—
Weighted average common and potential common shares outstanding	203,519	194,715	187,339
Basic net income per common share – continuing operations	$1.76	$2.29	$1.18
Diluted net income per common share – continuing operations	$1.65	$2.20	$1.16

Diluted net income per common share for continuing operations for the years ended March 31, 2012 and 2011 includes 8,029,255 and 3,185,591 shares, respectively, issuable upon the exchange of debentures (see Note 14).  There were no shares issuable upon the exchange of the debentures for the year ended March 31, 2010. The debentures have no impact on diluted net income per common share unless the average price of the Company's common stock exceeds the conversion price because the principal amount of the debentures will be settled in cash upon conversion.  Prior to conversion, the Company will include, in the diluted net income per common share calculation, the effect of the additional shares that may be issued when the Company's common stock price exceeds the conversion price using the treasury stock method.  The weighted average conversion price per share used in calculating the dilutive effect of the convertible debt for years ended March 31, 2012, 2011 and 2010 was $28.50, $29.61 and $31.16, respectively.

Diluted net loss per common share from discontinued operations for the year ended March 31, 2011 was $0.05. There was no diluted net income or loss from discontinued operations for the years ended March 31, 2012 or 2010.

Weighted average common shares exclude the effect of option shares which are not dilutive.  For the years ended March 31, 2012, 2011 and 2010, the number of option shares that were antidilutive were 53,374, 132,084 and 4,109,841, respectively.

24.	QUARTERLY RESULTS (UNAUDITED)

The following table presents the Company's selected unaudited quarterly operating results for the eight quarters ended March 31, 2012.  The Company believes that all adjustments of a normal recurring nature have been made to present fairly the related quarterly results (in thousands, except per share amounts):

Fiscal 2012	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Net sales	$374,507	$340,602	$329,156	$338,911	$1,383,176
Gross profit	219,748	194,994	183,779	193,873	792,394
Operating income	116,860	97,620	88,127	93,909	396,516
Net income	99,293	79,287	77,489	80,636	336,705
Diluted net income per common share	0.49	0.40	0.38	0.39	1.65

Fiscal 2011	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Net sales	$357,125	$382,271	$367,824	$379,985	$1,487,205
Gross profit	207,443	225,005	216,397	225,591	874,436
Operating income	109,226	123,143	117,453	124,361	474,183
Net income from continuing operations	91,877	104,748	101,930	130,612	429,167
Net loss from discontinued operations	(2,311)	(1,668)	(1,154)	(5,084)	(10,217)
Net income	89,566	103,080	100,776	125,528	418,950
Diluted net income per common share – continuing operations	0.48	0.55	0.52	0.65	2.20
Diluted net loss per common share – discontinued operations	(0.01)	(0.01)	(0.01)	(0.03)	(0.05)
Diluted net income per common share	0.47	0.54	0.51	0.62	2.15

Refer to Note 4, Special Charges, for an explanation of the special charges included in operating income in fiscal 2012 and fiscal 2011.

25.    SUPPLEMENTAL FINANCIAL INFORMATION

Cash paid for income taxes amounted to $20.1 million, $17.0 million and $9.8 million during the years ended March 31, 2012, 2011 and 2010, respectively.  Cash paid for interest on borrowings amounted to $24.4 million in each of fiscal 2012, 2011 and 2010.

A summary of additions and deductions related to the allowance for doubtful accounts for the years ended March 31, 2012, 2011 and 2010 follows (amounts in thousands):

	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions (1)	Balance at End of Year
Allowance for doubtful accounts:
2012	$2,838	$7	$(243)	$2,602
2011	3,109	31	(302)	2,838
2010	3,176	90	(157)	3,109
(1) Deductions represent uncollectible accounts written off, net of recoveries.

26.    DIVIDENDS

On October 28, 2002, the Company announced that its Board of Directors had approved and instituted a quarterly cash dividend on its common stock. The Company has continued to pay quarterly dividends and has increased the amount of such dividends on a regular basis. Cash dividends paid per share amounted to $1.390 , $1.374 and $1.359 during the years ended March 31, 2012, 2011 and 2010, respectively. Total dividend payments amounted to $266.2 million , $256.8 million and $249.6 million during the years ended March 31, 2012, 2011 and 2010, respectively.

27.    SUBSEQUENT EVENTS

On May 2, 2012, the Company announced that it had signed a definitive agreement to acquire Standard Microsystems Corporation ("SMSC") for $37.00 per share in cash, which represents a total equity value of approximately $939 million, and a total enterprise value of approximately $766 million, after excluding SMSC's cash and investments on its balance sheet of approximately $173 million at February 29, 2012. The acquisition has been approved by the Boards of Directors of each company and is expected to close in the second quarter of fiscal 2013, subject to approval by SMSC stockholders, regulatory approvals and other customary closing conditions.

On April 19, 2012, the Company announced the acquisition of Roving Networks, a privately held company. Roving Networks is an innovator in low-power embedded Wi-Fi and Bluetooth solutions based in Los Gatos, California. The acquisition was not material to the Company's financial position.