Form 10-Q
period 2012-06-30
MICROCHIP TECHNOLOGY INC
filed 2012-08-09
CIK 827054

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012.
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
Including Area Code, of Registrant's
Principal Executive Offices)

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes  ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  (Check One)
Yes    ☐ No   ☒
Shares Outstanding of Registrant's Common Stock

Class	Outstanding at July 27, 2012
Common Stock, $0.001 par value	193,692,483 shares

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES

Item1.	Financial Statements

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(unaudited)

ASSETS
	June 30, 2012	March 31, 2012
Cash and cash equivalents	$779,848	$635,755
Short-term investments	881,913	823,254
Accounts receivable, net	174,685	170,201
Inventories	221,481	217,278
Prepaid expenses	25,588	25,658
Deferred tax assets	94,968	91,191
Other current assets	50,815	52,524
Total current assets	2,229,298	2,015,861
Property, plant and equipment, net	506,229	516,611
Long-term investments	159,476	328,586
Goodwill	102,193	93,513
Intangible assets, net	110,257	90,436
Other assets	37,387	38,769
Total assets	$3,144,840	$3,083,776
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$52,646	$50,287
Accrued liabilities	86,550	88,877
Deferred income on shipments to distributors	110,793	108,709
Total current liabilities	249,989	247,873
Junior convertible debentures	357,355	355,050
Long-term income tax payable	73,261	70,490
Deferred tax liability	416,980	411,368
Other long-term liabilities	29,265	8,322
Stockholders' equity:
Preferred stock, $0.001 par value; authorized 5,000,000 shares; no shares issued or outstanding	—	—
Common stock, $0.001 par value; authorized 450,000,000 shares; 218,789,994 shares issued and 193,682,267 shares outstanding at June 30, 2012; 218,789,994 shares issued and 193,150,532 shares outstanding at March 31, 2012	194	193
Additional paid-in capital	1,269,607	1,268,907
Retained earnings	1,510,326	1,499,365
Accumulated other comprehensive income	2,963	3,101
Common stock held in treasury: 25,107,727 shares at June 30, 2012; 25,639,462 shares at March 31, 2012	(765,100)	(780,893)
Total stockholders' equity	2,017,990	1,990,673
Total liabilities and stockholders' equity	$3,144,840	$3,083,776

See accompanying notes to condensed consolidated financial statements

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	June 30,
	2012	2011
Net sales	$352,134	$374,507
Cost of sales (1)	149,055	154,759
Gross profit	203,079	219,748
Operating expenses:
Research and development (1)	48,826	45,298
Selling, general and administrative (1)	57,920	57,590
	106,746	102,888

Operating income	96,333	116,860
Losses on equity method investments	(121)	(61)
Other income (expense):
Interest income	4,332	4,006
Interest expense	(9,148)	(8,015)
Other, net	(532)	1,036
Income before income taxes	90,864	113,826
Income tax provision	12,154	14,533
Net income	$78,710	$99,293
Basic net income per common share	$0.41	$0.52
Diluted net income per common share	$0.39	$0.49
Dividends declared per common share	$0.350	$0.346
Basic common shares outstanding	193,452	190,112
Diluted common shares outstanding	203,700	204,567
(1) Includes share-based compensation expense as follows:
Cost of sales	$1,310	$1,399
Research and development	4,032	3,413
Selling, general and administrative	4,644	4,212

See accompanying notes to condensed consolidated financial statements

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(Unaudited)

	Three Months Ended
	June 30,
	2012	2011
Net income	$78,710	$99,293
Other comprehensive income:
Change in net unrealized holding (loss) gain on available-for-sale securities	(142)	2,046
Change in net deferred tax asset	4	(119)
Other comprehensive (loss) income	(138)	1,927
Total comprehensive income	$78,572	$101,220

See accompanying notes to condensed consolidated financial statements

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three months ended
	June 30,
	2012	2011
Cash flows from operating activities:
Net income	$78,710	$99,293
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25,245	25,351
Deferred income taxes	2,927	6,728
Share-based compensation expense related to equity incentive plans	9,986	9,024
Excess tax benefit from share-based compensation	(20)	(385)
Convertible debt derivatives - revaluation and amortization	330	(30)
Amortization of convertible debenture issuance costs	54	55
Amortization of debt discount on convertible debentures	1,975	1,805
Losses on equity method investments	121	61
Unrealized impairment loss on available-for-sale investments	—	945
Changes in operating assets and liabilities:
Increase in accounts receivable	(2,814)	(15,052)
Decrease (increase) in inventories	316	(21,384)
Increase in deferred income on shipments to distributors	2,084	5,554
Increase (decrease) in accounts payable and accrued liabilities	4,766	(17,787)
Change in other assets and liabilities	5,291	(10,873)
Net cash provided by operating activities	128,971	83,305
Cash flows from investing activities:
Purchases of available-for-sale investments	(29,130)	(324,893)
Sales and maturities of available-for-sale investments	139,439	264,485
Business acquisitions	(20,556)	—
Investments in other assets	(1,609)	(976)
Proceeds from sale of assets	50	—
Capital expenditures	(10,304)	(27,219)
Net cash provided by (used in) investing activities	77,890	(88,603)
Cash flows from financing activities:
Payment of cash dividend	(67,749)	(65,900)
Proceeds from sale of common stock	4,961	18,272
Excess tax benefit from share-based compensation	20	385
Net cash used in financing activities	(62,768)	(47,243)
Net increase (decrease) in cash and cash equivalents	144,093	(52,541)
Cash and cash equivalents at beginning of period	635,755	703,924
Cash and cash equivalents at end of period	$779,848	$651,383

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC).  The information furnished herein reflects all adjustments which are, in the opinion of management, of a normal recurring nature and necessary for a fair statement of the results for the interim periods reported. Certain information and footnote disclosures normally included in audited consolidated financial statements have been condensed or omitted pursuant to such SEC rules and regulations.  It is suggested that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2012.  The results of operations for the three months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2013 or for any other period.

(2)	Recently Issued Accounting Pronouncements

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

In June 2011, the FASB issued an amendment to the existing guidance on the presentation of comprehensive income. Under the amended guidance, entities have the option to present the components of net income and other comprehensive income in either a single continuous statement of comprehensive income or in two separate but consecutive statements. Entities no longer have the option of presenting the components of other comprehensive income within the statement of changes in stockholders' equity. This amendment is effective on a retrospective basis for fiscal years, and interim periods within those years, beginning after December 15, 2011, which for the Company is the first quarter in fiscal 2013. The adoption of this amendment resulted in the Company presenting net income and other comprehensive income in two separate but consecutive statements. The adoption of this amendment did not have any impact on the condensed consolidated financial statements and related disclosures.

In May 2011, the FASB issued amendments to the existing guidance on fair value measurement. The amendments are intended to create consistency between U.S. generally accepted accounting standards and International Financial Reporting Standards on measuring fair value and disclosing information about fair value measurements. The amendments clarify the application of existing fair value measurement requirements including (i) the application of the highest and best use valuation premise concepts, (ii) measuring the fair value of an instrument classified in a reporting entity's stockholders' equity, and (iii) quantitative information required for fair value measurements categorized within Level 3. In addition, the amendments require additional disclosure for Level 3 measurements regarding the sensitivity of fair value to changes in unobservable inputs and any interrelationships between those inputs. These amendments are effective for interim and annual periods beginning after December 15, 2011, which for the Company is fiscal year 2013. These changes are required to be applied prospectively. The adoption of these amendments will not have a material impact on the condensed consolidated financial statements and related disclosures.

(3)	Business Acquisitions

Acquisition of Roving Networks

On April 18, 2012, the Company acquired Roving Networks, a privately-held company. Roving Networks is an innovator in low-power embedded Wi-Fi and Bluetooth solutions based in Los Gatos, California. The business acquisition was accounted for under the purchase method of accounting.  Total consideration paid for this business was approximately $20.6 million.  The acquisition also resulted in contingent consideration with an estimated fair value at the date of purchase of approximately $14.7 million. The initial purchase price of the acquisition resulted in purchased intangible assets of approximately $22.8 million and goodwill of approximately $8.7 million which was all allocated to the Company's semiconductor products segment.  Goodwill recognized in this transaction is non-deductible. Purchased intangible assets included $10.6 million of developed technology, $10.6 million of customer-related intangibles, $0.3 million of acquisition-date backlog and $1.3 million of in-process research and development. The purchased intangible assets (other than in-process technology and acquisition-date backlog) are being amortized over their expected useful lives which range between four and ten years. Acquisition-date backlog is being amortized over one year and in-process research and development is capitalized until such time the related projects are completed or abandoned at which time the capitalized amounts will begin to be amortized or written off.

(4)	Segment Information

The Company's reporting segments are semiconductor products and technology licensing.  The Company does not allocate operating expenses, interest income, interest expense, other income or expense, or provision for or benefit from income taxes to these segments for internal reporting purposes, as the Company does not believe that allocating these expenses is beneficial in evaluating segment performance.  Additionally, the Company does not allocate assets to segments for internal reporting purposes as it does not manage its segments by such metrics.

The following table represents revenues and gross profit for each segment for the three months ended June 30, 2012 (amounts in thousands):

	Three Months Ended
	June 30, 2012
	Net Sales	Gross Profit
Semiconductor products	$331,852	$183,633
Technology licensing	20,282	19,446
	$352,134	$203,079

The following table represents revenues and gross profit for each segment for the three months ended June 30, 2011 (amounts in thousands):

	Three Months Ended
	June 30, 2011
	Net Sales	Gross Profit
Semiconductor products	$353,860	$200,065
Technology licensing	20,647	19,683
	$374,507	$219,748

(5)	Investments

The Company's investments are intended to establish a high-quality portfolio that preserves principal, meets liquidity needs, avoids inappropriate concentrations, and delivers an appropriate yield in relationship to the Company's investment guidelines and market conditions.  The following is a summary of available-for-sale and marketable equity securities at June 30, 2012 (amounts in thousands):

	Available-for-sale Securities
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Government agency bonds	$263,005	$487	$(6)	$263,486
Municipal bonds	20,662	205	—	20,867
Auction rate securities	10,246	—	—	10,246
Corporate bonds and debt	739,422	3,289	(597)	742,114
Marketable equity securities	5,270	—	(594)	4,676
	$1,038,605	$3,981	$(1,197)	$1,041,389

The following is a summary of available-for-sale and marketable equity securities at March 31, 2012 (amounts in thousands):

	Available-for-sale Securities
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Government agency bonds	$342,025	$476	$(397)	$342,104
Municipal bonds	19,888	234	—	20,122
Auction rate securities	10,246	—	—	10,246
Corporate bonds and debt	770,891	4,150	(937)	774,104
Marketable equity securities	5,864	188	(788)	5,264
	$1,148,914	$5,048	$(2,122)	$1,151,840

At June 30, 2012, the Company's available-for-sale debt securities, and marketable equity securities are presented on the condensed consolidated balance sheets as short-term investments of $881.9 million and long-term investments of $159.5 million.  At March 31, 2012, the Company’s available-for-sale debt securities and marketable equity securities are presented on the condensed consolidated balance sheets as short-term investments of $823.3 million and long-term investments of $328.6 million.

At June 30, 2012, $10.2 million of the fair value of the Company's investment portfolio was invested in auction rate securities (ARS).  With the continuing liquidity issues in the global credit and capital markets, the Company's ARS have experienced multiple failed auctions from September 2007 through the date of this report.  While the Company continues to earn interest on these investments based on a pre-determined formula with spreads tied to particular interest rate indices, the estimated market value for these ARS no longer approximates the original purchase value. The fair value of the failed ARS of $10.2 million has been estimated based on market information and estimates determined by management and could change significantly based on market conditions.  The Company evaluated the impairments in the value of these ARS, determining its intent to sell these securities prior to the recovery of its amortized cost basis resulted in the securities being other-than-temporarily impaired. The Company did not recognize an impairment charge on these investments in the three-month period ended June 30, 2012 compared to impairment charges of $0.4 million in the three-month period ended June 30, 2011.

The Company believes that, based on its current unrestricted cash, cash equivalents and short-term investment balances, the current lack of liquidity in the credit and capital markets for ARS will not have a material impact on its liquidity, cash flow or ability to fund its operations.

At June 30, 2012, the Company evaluated its investment portfolio and noted unrealized losses of $0.6 million on its debt securities, and $0.6 million on its marketable equity securities, respectively, which were due to fluctuations in interest rates, credit market conditions, and/or market prices.  Management does not believe any of the unrealized losses represent an other-than-temporary impairment based on its evaluation of available evidence as of June 30, 2012 and the Company's intent is to hold these investments until these assets are no longer impaired, except for the ARS described above and certain equity investments that are actively being sold.  For those debt securities not scheduled to mature until after June 30, 2013, such recovery is not anticipated to occur in the next year and these investments have been classified as long-term investments.

The amortized cost and estimated fair value of the available-for-sale securities at June 30, 2012, by maturity, excluding marketable equity securities of $4.7 million and corporate debt of $4.6 million, which have no contractual maturity, are shown below (amounts in thousands).  Expected maturities can differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties, and the Company views its available-for-sale securities as available for current operations.

	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale
Due in one year or less	$304,038	$1,316	$(10)	$305,344
Due after one year and through five years	704,425	2,663	(593)	706,495
Due after five years and through ten years	10,000	2	—	10,002
Due after ten years	10,246	—	—	10,246
	$1,028,709	$3,981	$(603)	$1,032,087

The Company had net realized gains of $0.1 million from sales of available-for-sale marketable equity securities during the three months ended June 30, 2012, compared to a net realized gain of $1.0 million during the three months ended June 30, 2011. The Company had no material gains or losses from sales of available-for-sale debt securities during the three months ended June 30, 2012 and June 30, 2011, respectively.

Marketable Equity Investments

The Company had marketable equity investments in several companies with a fair value of $4.7 million as of June 30, 2012. Cash dividends and other distributions of earnings from the investees, if any, are included in other income at the date of record.  The Company has classified the shares owned in these companies as marketable securities.  As of June 30, 2012 and March 31, 2012, the Company had an unrealized loss in other comprehensive income of $0.6 million on these marketable securities. The Company did not recognize an impairment charge on these investments in the three-month period ended June 30, 2012 compared to impairment charges of $1.0 million in the three-month period ended June 30, 2011 due to the current market price and active selling of certain shares.

Non-marketable Equity Investments

The Company has certain investments in privately held companies with a carrying value of $7.7 million at June 30, 2012.  The investments in privately held companies are accounted for using the cost or the equity method of accounting, as appropriate.  Each period the Company evaluates whether an event or change in circumstances has occurred that may indicate an investment has been impaired.  If upon further investigation of such events the Company determines the investment has suffered a decline in value that is other than temporary, the Company writes down the investment to its estimated fair value.  At June 30, 2012, the Company determined there were no such impairments.  These investments are included in other assets on the condensed consolidated balance sheet.

(6)	Fair Value Measurements

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis at June 30, 2012 are as follows (amounts in thousands):

	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Assets
Money market fund deposits	$457,901	$—	$—	$457,901
Marketable equity securities	4,676	—	—	4,676
Corporate bonds & debt	—	737,489	4,625	742,114
Government agency bonds	—	263,486	—	263,486
Deposit accounts	—	321,947	—	321,947
Municipal bonds	—	20,867	—	20,867
Auction rate securities	—	—	10,246	10,246
Total assets measured at fair value	$462,577	$1,343,789	$14,871	$1,821,237

Liabilities
Contingent consideration	$—	$—	$14,700	$14,700
Total liabilities measured at fair value	$—	$—	$14,700	$14,700

Assets measured at fair value on a recurring basis at March 31, 2012 are as follows (amounts in thousands):

	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Money market fund deposits	$232,219	$—	$—	$232,219
Marketable equity securities	5,264	—	—	5,264
Corporate bonds & debt	—	769,479	4,625	774,104
Government agency bonds	—	342,104	—	342,104
Deposit accounts	—	403,536	—	403,536
Municipal bonds	—	20,122	—	20,122
Auction rate securities	—	—	10,246	10,246
Total assets measured at fair value	$237,483	$1,535,241	$14,871	$1,787,595

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

When the Company uses observable market prices for identical securities that are traded in less active markets, it classifies such securities as Level 2. When observable market prices for identical securities are not available, the Company prices its marketable debt instruments using non-binding market consensus prices that are corroborated with observable market data; quoted market prices for similar instruments; or pricing models, such as a discounted cash flow model, with all significant inputs derived from or corroborated with observable market data. Non-binding market consensus prices are based on the proprietary valuation models of pricing providers or brokers. These valuation models incorporate a number of inputs, including non-binding and binding broker quotes; observable market prices for identical or similar securities; and the internal assumptions of pricing providers or brokers that use observable market inputs and, to a lesser degree, unobservable market inputs. There were no transfers between Level 1 and Level 2 during the three months ended June 30, 2012 or the year ended March 31, 2012.

The following tables present a reconciliation for all assets and liabilities measured at fair value on a recurring basis, excluding accrued interest components, using significant unobservable inputs (Level 3) for the three months ended June 30, 2012, and the year ended March 31, 2012 (amounts in thousands):

Three months ended June 30, 2012	Auction Rate Securities	Corporate Debt	Contingent Consideration	Total Gains (Losses)
Balance at March 31, 2012	$10,246	$4,625	$—	$—
Total gains or losses (realized and unrealized):
Included in earnings	—	—	—	—
Included in other comprehensive income (loss)	—	—	—	—
Purchases, sales, issuances, and settlements, net	—	—	—	—
Additions	—	—	14,700	—
Transfer into Level 3	—	—	—	—
Transfer out of Level 3	—	—	—	—
Balance at June 30, 2012	$10,246	$4,625	$14,700	$—

Year ended March 31, 2012	Auction Rate Securities	Corporate Debt	Total Gains (Losses)
Balance at March 31, 2011	$12,475	$3,500	$—
Total gains or losses (realized and unrealized):
Included in earnings	271	—	271
Included in other comprehensive income (loss)	—	—	—
Purchases, sales, issuances, and settlements, net	(2,500)	1,125	—
Transfer into Level 3	—	—	—
Transfer out of Level 3	—	—	—
Balance at March 31, 2012	$10,246	$4,625	$271

Assets measured at fair value on a recurring basis are presented/classified on the condensed consolidated balance sheets at June 30, 2012 as follows (amounts in thousands):

	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Cash and cash equivalents	$457,901	$321,947	$—	$779,848
Short-term investments	—	881,913	—	881,913
Long-term investments	4,676	139,929	14,871	159,476
Total assets measured at fair value	$462,577	$1,343,789	$14,871	$1,821,237

Assets measured at fair value on a recurring basis are presented/classified in the consolidated balance sheets at March 31, 2012 as follows (amounts in thousands):

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

Financial Assets Not Recorded at Fair Value on a Recurring Basis

The Company's non-marketable equity and cost method investments are not recorded at fair value on a recurring basis.  These investments are monitored on a quarterly basis for impairment charges.  The investments will only be recorded at fair value when an impairment charge is recognized.  During the three months ended June 30, 2012, there were no impairment charges recognized on these investments. These investments are included in other assets on the condensed consolidated balance sheet.  See further discussion of non-marketable investments in Note 5.

(7)	Fair Value of Financial Instruments

The carrying amount of cash equivalents approximates fair value because their maturity is less than three months.  Management believes the carrying amount of the equity and cost-method investments materially approximated fair value at

June 30, 2012 based upon unobservable inputs. The fair values of these investments have been determined as level 3 fair value measurements. The carrying amount of accounts receivable, accounts payable and accrued liabilities approximates fair value due to the short-term maturity of the amounts.  The fair value of the Company's junior subordinated convertible debentures was $1.437 billion at June 30, 2012 and $1.585 billion at March 31, 2012 based on observable market prices for these debentures, which are traded in less active markets and are therefore classified as a level 2 fair value measurement.

(8)	Accounts Receivable

Accounts receivable consists of the following (amounts in thousands):

	June 30, 2012	March 31, 2012
Trade accounts receivable	$175,606	$171,274
Other	1,668	1,529
	177,274	172,803
Less allowance for doubtful accounts	2,589	2,602
	$174,685	$170,201

(9)	Inventories

The components of inventories consist of the following (amounts in thousands):

	June 30, 2012	March 31, 2012
Raw materials	$8,439	$8,065
Work in process	151,935	139,045
Finished goods	61,107	70,168
	$221,481	$217,278

Inventories are valued at the lower of cost or market using the first-in, first-out method. Inventory impairment charges establish a new cost basis for inventory and charges are not subsequently reversed to income even if circumstances later suggest that increased carrying amounts are recoverable.

(10)	Property, Plant and Equipment

Property, plant and equipment consists of the following (amounts in thousands):

	June 30, 2012	March 31, 2012
Land	$46,529	$46,529
Building and building improvements	374,371	374,042
Machinery and equipment	1,330,736	1,314,303
Projects in process	74,980	83,676
	1,826,616	1,818,550
Less accumulated depreciation and amortization	1,320,387	1,301,939
	$506,229	$516,611

Depreciation expense attributed to property, plant and equipment was $20.7 million for the three months ended June 30, 2012 and $22.0 million for the three months ended June 30, 2011.

(11)    Income Taxes

The provision for income taxes reflects tax on foreign earnings and federal and state tax on U.S. earnings.  The Company had an effective tax rate of 13.4% for the three-month period ended June 30, 2012 and 12.8% for the three-month period ended June 30, 2011.  The Company's effective tax rate is lower than statutory rates in the U.S. due primarily to its mix of earnings in foreign jurisdictions with lower tax rates.

At June 30, 2012, the Company had $73.3 million of unrecognized tax benefits.  Unrecognized tax benefits increased by $2.7 million compared to March 31, 2012 primarily as a result of the ongoing accrual for uncertain tax positions and the accrual of deficiency interest on these positions.

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

The Company recognizes liabilities for anticipated tax audit issues in the U.S. and other tax jurisdictions based on its estimate of whether, and the extent to which, additional tax payments are more likely than not.  The Company believes that it has appropriate support for the income tax positions taken on its tax returns and that its accruals for tax liabilities are adequate for all open years based on an assessment of many factors including past experience and interpretations of tax laws applied to the facts of each matter.

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

(12)	2.125% Junior Subordinated Convertible Debentures

The Company's $1.15 billion principal amount of 2.125% junior subordinated convertible debentures due December 15, 2037, are subordinated in right of payment to any future senior debt of the Company and are effectively subordinated in right of payment to the liabilities of the Company's subsidiaries.  The debentures are convertible, subject to certain conditions, into shares of the Company's common stock at an initial conversion rate of 29.2783 shares of common stock per $1,000 principal amount of debentures, representing an initial conversion price of approximately $34.16 per share of common stock.  As of June 30, 2012, none of the conditions allowing holders of the debentures to convert had been met.  As a result of cash dividends paid since the issuance of the debentures, the conversion rate has been adjusted to 36.1901 shares of common stock per $1,000 of principal amount of debentures, representing a conversion price of approximately $27.63 per share of common stock.

As the debentures can be settled in cash upon conversion, for accounting purposes, the debentures were bifurcated into a liability component and an equity component, which are both initially recorded at fair value.  The carrying value of the equity component at June 30, 2012 and at March 31, 2012 was $822.4 million.  The estimated fair value of the liability component of the debentures at the issuance date was $327.6 million, resulting in a debt discount of $822.4 million which was further discounted due to embedded features as described below.  The unamortized debt discount was $792.4 million at June 30, 2012 and $794.4 million at March 31, 2012.  The carrying value of the debentures was $357.4 million at June 30, 2012 and $355.1 million at March 31, 2012.  The remaining period over which the unamortized debt discount will be recognized as non-cash interest expense is 25.5 years.  In the three months ended June 30, 2012, the Company recognized $2.0 million in non-cash interest expense related to the amortization of the debt discount.  In the three months ended June 30, 2011, the Company recognized $1.8 million in non-cash interest expense related to the amortization of the debt discount.  The Company recognized $6.1 million of interest expense related to the 2.125% coupon on the debentures in each of the three-month periods ended June 30, 2012 and June 30, 2011.

(13)	Credit Facility

On August 12, 2011, the Company entered into a credit agreement among the Company, the lenders from time to time that are parties thereto and JPMorgan Chase Bank, N.A., as administrative agent (the "Credit Agreement"). The Credit Agreement provides for a $750 million revolving credit facility, with a $100 million foreign currency sublimit, a $25 million letter of credit sublimit and a $15 million swingline loan sublimit, terminating on August 12, 2016 (the "Maturity Date"). The Credit Agreement also contains an increase option permitting the Company, subject to certain requirements, to arrange with existing lenders and/or new lenders for them to provide up to an aggregate of $250 million in additional commitments, which may be for revolving loans or term loans. Proceeds of loans made under the Credit Agreement may be used for working capital and general corporate purposes. No loans were made nor letters of credit issued under the Credit Agreement at closing, and no amounts were outstanding and no letters of credit were issued at June 30, 2012.

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

The Credit Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict the Company and its subsidiaries' ability to, among other things, incur subsidiary indebtedness, grant liens, merge or consolidate, dispose of assets, make investments, make acquisitions, enter into certain transactions with affiliates, pay dividends or make distributions, repurchase stock, enter into restrictive agreements and enter into sale and leaseback transactions, in each case subject to customary exceptions for a credit facility of this size and type. The Company is also required to maintain compliance with a consolidated leverage ratio and a consolidated interest coverage ratio. At June 30, 2012, the Company was in compliance with these covenants.

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

(14)	Contingencies

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

The Company's technology license agreements generally include an indemnification clause that indemnifies the licensee against liability and damages (including legal defense costs) arising from any claims of patent, copyright, trademark or trade secret infringement by the Company's proprietary technology.  The terms of these indemnification provisions approximate the terms of the technology license agreements, which typically range from five to ten years.  The Company's current license agreements expire from 2012 through 2030.  The possible amount of future payments the Company could be required to make based on agreements that specify indemnification limits, if such indemnifications were required on all of these agreements, is approximately $105 million. There are some licensing agreements in place that do not specify indemnification limits.  The Company had not recorded any liabilities related to these indemnification obligations as of June 30, 2012.

Contingent liabilities in the amount of $13.0 million were recorded in connection with the SST acquisition as an adverse outcome was determined to be probable and estimable.  At June 30, 2012, there were no material changes to the amount recognized at the acquisition date for these contingencies.

(15)	Derivative Instruments

The Company has international operations and is thus subject to foreign currency rate fluctuations.  To manage the risk of changes in foreign currency rates, the Company periodically enters into derivative contracts comprised of foreign currency forward contracts to hedge its asset and liability foreign currency exposure and a portion of its foreign currency operating expenses.  Approximately 99% of the Company's sales are U.S. Dollar denominated.  To date, the exposure related to foreign exchange rate volatility has not been material to the Company's operating results.  As of June 30, 2012 and March 31, 2012, the Company had no foreign currency derivatives outstanding.  The Company recognized net realized losses on foreign currency derivatives of $1.0 million in the three months ended June 30, 2012 and net realized gains on foreign currency derivatives of $0.7 million in the three months ended June 30, 2011, due to fluctuations in foreign currency rates.

(16)	Comprehensive Income

The components of accumulated other comprehensive income at the end of each period were as follows:

		Other
	March 31,	Comprehensive	June 30,
	2012	Income (Loss)	2012
Accumulated net unrealized holding gain (loss) on available-for-sale securities	$2,926	$(142)	$2,784
Accumulated net deferred tax asset	175	4	179
Total accumulated other comprehensive income	$3,101	$(138)	$2,963

(17)	Equity Incentive Plans

Share-Based Compensation Expense

The following table presents the details of the Company's share-based compensation expense (amounts in thousands):

	Three Months Ended
	June 30,
	2012		2011
Cost of sales	$1,310	(1)	$1,399	(1)
Research and development	4,032		3,413
Selling, general and administrative	4,644		4,212
Pre-tax effect of share-based compensation	9,986		9,024
Income tax benefit	1,322		1,168
Net income effect of share-based compensation	$8,664		$7,856

(1) During the three months ended June 30, 2012, $1.7 million of share-based compensation expense was capitalized to inventory and $1.3 million of previously capitalized share-based compensation expenses in inventory was sold.  During the three months ended June 30, 2011, $1.7 million of share-based compensation expense was capitalized to inventory and $1.4 million of previously capitalized share-based compensation expense in inventory was sold.

The amount of unearned share-based compensation currently estimated to be expensed in the remainder of fiscal 2013 through fiscal 2017 related to unvested share-based payment awards at June 30, 2012 is $70.1 million.  The weighted average period over which the unearned share-based compensation is expected to be recognized is approximately 2.02 years.

Combined Incentive Plan Information

The total intrinsic value of restricted stock units (RSUs) which vested during the three months ended June 30, 2012 was $9.8 million.  The aggregate intrinsic value of RSUs outstanding at June 30, 2012 was $182.8 million, calculated based on the closing price of the Company's common stock of $33.08 per share on June 30, 2012.  At June 30, 2012, the weighted average remaining expense recognition period was 2.04 years.

The weighted average fair value per share of the RSUs awarded is calculated based on the fair market value of the Company's common stock on the respective grant dates discounted for the Company's expected dividend yield.  The weighted average fair value per share of RSUs awarded in the three-month period ended June 30, 2012 was $31.35.  The weighted average fair value per share of RSUs awarded in the three-month period ended June 30, 2011 was $32.95.

The total intrinsic value of options exercised during the three months ended June 30, 2012 was $2.5 million.  This intrinsic value represents the difference between the fair market value of the Company's common stock on the date of exercise and the exercise price of each equity award.

The aggregate intrinsic value of options outstanding and options exercisable at June 30, 2012 was $24.7 million.  The aggregate intrinsic values were calculated based on the closing price of the Company's common stock of $33.08 per share on June 30, 2012.

As of June 30, 2012 and June 30, 2011, the number of option shares exercisable was 3,077,498 and 4,696,218, respectively, and the weighted average exercise price per share was $25.13 and $25.16, respectively.

There were no stock options granted in either of the three months ended June 30, 2012 and June 30, 2011.

(18)	Net Income Per Common Share

The following table sets forth the computation of basic and diluted net income per common share (in thousands, except per share amounts):

	Three Months Ended
	June 30,
	2012	2011
Net income	$78,710	$99,293
Weighted average common shares outstanding	193,452	190,112
Dilutive effect of stock options and RSUs	3,546	4,558
Dilutive effect of convertible debt	6,702	9,897
Weighted average common and potential common shares outstanding	203,700	204,567
Basic net income per common share	$0.41	$0.52
Diluted net income per common share	$0.39	$0.49

Diluted net income per common share for the three months ended June 30, 2012 includes 6,702,184 shares issuable upon the exchange of debentures (see Note 12).  Diluted net income per common share for the three months ended June 30, 2011 includes 9,896,555 shares issuable upon the exchange of debentures.  The debentures have no impact on diluted net income per common share unless the average price of the Company's common stock exceeds the conversion price because the principal amount of the debentures will be settled in cash upon conversion.  Prior to conversion, the Company will include, in the diluted net income per common share calculation, the effect of the additional shares that may be issued when the Company's common stock price exceeds the conversion price using the treasury stock method.  The weighted average conversion price per share used in calculating the dilutive effect of the convertible debt for the three-month periods ended June 30, 2012 and June 30, 2011 was $27.79 and $28.92, respectively.

Weighted average common shares exclude the effect of option shares which are not dilutive.  For the three months ended June 30, 2012, the number of option shares that were antidilutive was 110,125. For the three months ended June 30, 2011, there were no option shares that were antidilutive.

(19)    Dividends

A quarterly cash dividend of $0.35 per share was paid on May 31, 2012 in the aggregate amount of $67.7 million.  A quarterly cash dividend of $0.351 per share was declared on August 2, 2012 and will be paid on September 5, 2012 to stockholders of record as of August 22, 2012. The Company expects the September 2012 payment of its quarterly cash dividend to be approximately $68.2 million.

(20)    Subsequent Event

Completion of Acquisition of Standard Microsystems Corporation ("SMSC")

On August 2, 2012, the Company closed its previously announced acquisition of SMSC pursuant to the Agreement and Plan of Merger dated as of May 1, 2012. As a result of the acquisition, SMSC became a wholly owned subsidiary of Microchip. Upon the closing of the acquisition, each share of common stock of SMSC was cancelled and automatically converted into the right to receive $37.00 in cash, without interest and less any applicable withholding taxes. The Company financed the transaction using approximately $258.8 million of its existing balance of cash, cash equivalents and short-term investments and borrowings of approximately $600.0 million under its existing credit agreement. At June 30, 2012, SMSC had approximately $193.4 million of cash and investments on its balance sheet. SMSC is a leading developer of Smart Mixed-Signal Connectivity™ solutions. SMSC employs a unique systems level approach that incorporates a broad set of technologies and intellectual property to deliver differentiating products to its customers. SMSC is focused on delivering connectivity solutions that enable the proliferation of data in automobiles, consumer devices, PCs and other applications. SMSC's feature-rich products drive a number of industry standards and include USB, MOST® automotive networking, Kleer® and JukeBlox® wireless audio, embedded system control and analog solutions, including thermal management and RightTouch® capacitive sensing. SMSC is headquartered in New York and has offices and research facilities in North America, Asia and Europe. Due to the fact that the SMSC acquisition just recently closed on August 2, 2012, it is not practical for the Company to file the required pro-forma financial information at this time. The Company will file such pro-forma financial information by an amendment to its Form 8-K (filed on August 2, 2012) not later than seventy-one (71) calendar days after the date that such Form 8-K was required to be filed.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

This report, including "Part I – Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Part II - Item 1A Risk Factors" contains certain forward-looking statements that involve risks and uncertainties, including statements regarding our strategy, financial performance and revenue sources.  We use words such as "anticipate," "believe," "plan," "expect," "future," "intend" and similar expressions to identify forward-looking statements.  Our actual results could differ materially from the results anticipated in these forward-looking statements as a result of certain factors including those set forth under "Risk Factors," beginning at page 35 and elsewhere in this Form 10-Q.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  You should not place undue reliance on these forward-looking statements.  We disclaim any obligation to update information contained in any forward-looking statement.  These forward-looking statements include, without limitation, statements regarding the following:

•	The effects that adverse global economic conditions and fluctuations in the global credit and equity markets may have on our financial condition and results of operations;

•	The effects and amount of competitive pricing pressure on our product lines;

•	Our ability to moderate future average selling price declines;

•	The effect of product mix, capacity utilization, yields, fixed cost absorption, competition and economic conditions on gross margin;

•	The amount of, and changes in, demand for our products and those of our customers;

•	The level of orders that will be received and shipped within a quarter;

•	Our expectation that our inventory levels will stay about flat in the September 2012 quarter compared to the June 2012 quarter and that it will allow us to maintain competitive lead times;

•	The effect that distributor and customer inventory holding patterns will have on us;

•	Our belief that customers recognize our products and brand name and use distributors as an effective supply channel;

•	Our belief that deferred cost of sales are recorded at their approximate carrying value and will have low risk of material impairment;

•	Our belief that our direct sales personnel combined with our distributors provide an effective means of reaching our customer base;

•	Our ability to increase the proprietary portion of our analog and interface product lines and the effect of such an increase;

•	Our belief that our processes afford us both cost-effective designs in existing and derivative products and greater functionality in new product designs;

•	The impact of any supply disruption we may experience;

•	Our ability to effectively utilize our facilities at appropriate capacity levels and anticipated costs;

•	That we adjust capacity utilization to respond to actual and anticipated business and industry-related conditions;

•	That our existing facilities will provide sufficient capacity to respond to increases in demand with modest incremental capital expenditures;

•	That manufacturing costs will be reduced by transition to advanced process technologies;

•	Our ability to maintain manufacturing yields;

•	Continuing our investments in new and enhanced products;

•	The cost effectiveness of using our own assembly and test operations;

•	Our anticipated level of capital expenditures;

•	Continuation and amount of quarterly cash dividends;

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

•	That a significant portion of our future cash generation will be in our foreign subsidiaries;

•	Our intention to indefinitely reinvest undistributed earnings of certain non-US subsidiaries in those subsidiaries;

•	Our intent to maintain a high-quality investment portfolio that preserves principal, meets liquidity needs, avoids inappropriate concentrations and delivers an appropriate yield; and

•	Our ability to collect accounts receivable.

We begin our Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) with a summary of Microchip's overall business strategy to give the reader an overview of the goals of our business and the overall direction of our business and products.  This is followed by a discussion of the Critical Accounting Policies and Estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results.  We then discuss our Results of Operations for the three months ended June 30, 2012 compared to the three months ended June 30, 2011.  We then provide an analysis of changes in our balance sheet and cash flows, and discuss our financial commitments in sections titled "Liquidity and Capital Resources," "Contractual Obligations" and "Off-Balance Sheet Arrangements."

Completion of Acquisition of SMSC

On August 2, 2012, we closed our previously announced acquisition of SMSC pursuant to the Agreement and Plan of Merger dated as of May 1, 2012. As a result of the acquisition, SMSC became a wholly owned subsidiary of Microchip. Upon the closing of the acquisition, each share of common stock of SMSC was cancelled and automatically converted into the right to receive $37.00 in cash, without interest and less any applicable withholding taxes.  We financed the transaction using approximately $258.8 million of our existing balance of cash, cash equivalents and short-term investments and borrowings of approximately $600.0 million under our existing credit agreement. At June 30, 2012, SMSC had approximately $193.4 million of cash and investments on its balance sheet. SMSC is a leading developer of Smart Mixed-Signal Connectivity™ solutions. SMSC employs a unique systems level approach that incorporates a broad set of technologies and intellectual property to deliver differentiating products to its customers. SMSC is focused on delivering connectivity solutions that enable the proliferation of data in automobiles, consumer devices, PCs and other applications. SMSC's feature-rich products drive a number of industry standards and include USB, MOST® automotive networking, Kleer® and JukeBlox® wireless audio, embedded system control and analog solutions, including thermal management and RightTouch® capacitive sensing. SMSC is headquartered in New York and has offices and research facilities in North America, Asia and Europe.

Strategy

Our goal is to be a worldwide leader in providing specialized semiconductor products for a wide variety of embedded control applications. Our strategic focus is on the embedded control market, which includes microcontrollers, high-performance linear and mixed signal devices, power management and thermal management devices, interface devices, Serial EEPROMs, SuperFlash memory products, our patented KeeLoq® security devices and Flash IP solutions.  We provide highly cost-effective embedded control products that also offer the advantages of small size, high performance, low voltage/power operation and ease of development, enabling timely and cost-effective embedded control product integration by our customers.  We license our SuperFlash technology to foundries, integrated device manufacturers and design partners throughout the world for use in the manufacture of their advanced microcontroller products.

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

We sell the majority of the items in our product catalog to our distributors worldwide at a uniform list price.  However, distributors resell our products to end customers at a very broad range of individually negotiated price points.  The majority of our distributors' resales require a reduction from the original list price paid.  Often, under these circumstances, we remit back to the distributor a portion of their original purchase price after the resale transaction is completed in the form of a credit against the distributors' outstanding accounts receivable balance.  The credits are on a per unit basis and are not given to the distributor until they provide information to us regarding the sale to their end customer.  The price reductions vary significantly based on the customer, product, quantity ordered, geographic location and other factors and discounts to a price less than our cost have historically been rare.  The effect of granting these credits establishes the net selling price to our distributors for the product and results in the net revenue recognized by us when the product is sold by the distributors to their end customers.  Thus, a portion of the "deferred income on shipments to distributors" balance represents the amount of distributors' original purchase price that will be credited back to the distributor in the future.  The wide range and variability of negotiated price concessions granted to distributors does not allow us to accurately estimate the portion of the balance in the deferred income on shipments to distributors account that will be credited back to the distributors.  Therefore, we do not reduce deferred income on shipments to distributors or accounts receivable by anticipated future concessions; rather, price concessions are typically recorded against deferred income on shipments to distributors and accounts receivable when incurred, which is generally at the time the distributor sells the product.  At June 30, 2012, we had approximately $162.0 million of deferred revenue and $51.2 million in deferred cost of sales recognized as $110.8 million of deferred income on shipments to distributors.  At March 31, 2012, we had approximately $159.1 million of deferred revenue and $50.4 million in deferred cost of sales recognized as $108.7 million of deferred income on shipments to distributors.  The deferred income on shipments to distributors that will ultimately be recognized in our income statement will be lower than the amount reflected on the balance sheet due to additional price credits to be granted to the distributors when the product is sold to their customers.  These additional price credits historically have resulted in the deferred income approximating the overall gross margins that we recognize in the distribution channel of our business.

Distributor advances, reflected as a reduction of deferred income on shipments to distributors on our condensed consolidated balance sheets, totaled $53.7 million at June 30, 2012 and $51.7 million at March 31, 2012.  On sales to distributors, our payment terms generally require the distributor to settle amounts owed to us for an amount in excess of their ultimate cost.  The sales price to our distributors may be higher than the amount that the distributors will ultimately owe us because distributors often negotiate price reductions after purchasing the product from us and such reductions are often significant.  It is our practice to apply these negotiated price discounts to future purchases, requiring the distributor to settle receivable balances, on a current basis, generally within 30 days, for amounts originally invoiced.  This practice has an adverse impact on the working capital of our distributors.  As such, we have entered into agreements with certain distributors whereby we advance cash to the distributors to reduce the distributor's working capital requirements.  These advances are reconciled at least on a quarterly basis and are estimated based on the amount of ending inventory as reported by the distributor multiplied by a negotiated percentage.  Such advances have no impact on our revenue recognition or our condensed consolidated statements of income.  We process discounts taken by distributors against our deferred income on shipments to distributors' balance and true-up the advanced amounts generally after the end of each completed fiscal quarter.  The terms of these advances are set forth in binding legal agreements and are unsecured, bear no interest on unsettled balances and are due upon demand.  The agreements governing these advances can be canceled by us at any time.

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

Share-Based Compensation

We measure fair value and recognize compensation expense for all share-based payment awards, including grants of employee stock options, RSUs and employee stock purchase rights, to be recognized in our financial statements based on their respective grant date fair values.  Total share-based compensation during the three months ended June 30, 2012 was $10.4 million, of which $1.7 million was capitalized to inventory and $8.7 million was reflected in operating expenses.  Total share-based compensation reflected in cost of sales during the three months ended June 30, 2012 was $1.3 million.  Total share-based compensation included in our inventory balance was $4.9 million at June 30, 2012.

Determining the appropriate fair-value model and calculating the fair value of share-based awards at the date of grant requires judgment.  The fair value of our RSUs is based on the fair market value of our common stock on the date of grant discounted for expected future dividends.  We use the Black-Scholes option pricing model to estimate the fair value of employee stock options and rights to purchase shares under our employee stock purchase plans.  Option pricing models, including the Black-Scholes model, also require the use of input assumptions, including expected volatility, expected life, expected dividend rate, and expected risk-free rate of return.  We use a blend of historical and implied volatility based on options freely traded in the open market as we believe this is more reflective of market conditions and a better indicator of expected volatility than using purely historical volatility.  The expected life of the awards is based on historical and other economic data trended into the future.  The risk-free interest rate assumption is based on observed interest rates appropriate for the terms of our awards.  The dividend yield assumption is based on our history and expectation of future dividend payouts.  We estimate the number of share-based awards which will be forfeited due to employee turnover.  Quarterly changes in the estimated forfeiture rate can have a significant effect on reported share-based compensation, as the effect of adjusting the rate for all expense amortization after April 1, 2006 is recognized in the period the forfeiture estimate is changed.  If the actual forfeiture rate is higher or lower than the estimated forfeiture rate, then an adjustment is made to increase or decrease the estimated forfeiture rate, which will result in a decrease or increase to the expense recognized in our financial statements.  If forfeiture adjustments are made, they would affect our gross margin, research and development expenses, and selling, general and administrative expenses.  The effect of forfeiture adjustments in the first quarter of fiscal 2013 was immaterial.

We evaluate the assumptions used to value our awards on a quarterly basis.  If factors change and we employ different assumptions, share-based compensation expense may differ significantly from what we have recorded in the past.  If there are any modifications or cancellations of the underlying unvested securities, we may be required to accelerate, increase or cancel any remaining unearned share-based compensation expense.  Future share-based compensation expense and unearned share-based compensation will increase to the extent that we grant additional equity awards to employees or we assume unvested equity awards in connection with acquisitions such as our recently completed acquisition of SMSC.

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

In periods where our production levels are substantially below our normal operating capacity, the reduced production levels of our manufacturing facilities are charged directly to cost of sales.  Approximately $3.8 million was charged to cost of sales in the three months ended June 30, 2012 as a result of decreased production in our wafer fabs. There were no such charges in the three months ended June 30, 2011.

Income Taxes

As part of the process of preparing our condensed consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate.  This process involves estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes.  These differences result in deferred tax assets and liabilities, which are included within our condensed consolidated balance sheets.  We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income within the relevant jurisdiction and to the extent we believe that recovery is not likely, we must establish a valuation allowance.  We have provided valuation allowances for certain of our deferred tax assets, including state net operating loss carryforwards, foreign tax credits and state tax credits, where it is more likely than not that some portion, or all of such assets, will not be realized. At June 30, 2012, the valuation allowances totaled $80.7 million. Should we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.  At June 30, 2012, our gross deferred tax asset was $95.0 million.

Various taxing authorities in the U.S. and other countries in which we do business scrutinize the tax structures employed by businesses.  Companies of our size and complexity are regularly audited by the taxing authorities in the jurisdictions in which they conduct significant operations.  We are currently under audit by the U.S. Internal Revenue Service (IRS) for our fiscal years 2009 and 2010. Fiscal years 2011 through 2012 are open for examination by tax authorities. We recognize liabilities for anticipated tax audit issues in the U.S. and other tax jurisdictions based on our estimate of whether, and the extent to which, additional tax payments are more likely than not.  We believe that we maintain adequate tax reserves to offset any potential tax liabilities that may arise upon these and other pending audits in the U.S. and other countries in which we do business.  If such amounts ultimately prove to be unnecessary, the resulting reversal of such reserves would result in tax benefits being recorded in the period the reserves are no longer deemed necessary.  If such amounts ultimately prove to be less than an ultimate assessment, a future charge to expense would be recorded in the period in which the assessment is determined.

Junior Subordinated Convertible Debentures

 We separately account for the liability and equity components of our junior subordinated convertible debentures in a manner that reflects our nonconvertible debt (unsecured debt) borrowing rate when interest cost is recognized.  This results in a bifurcation of a component of the debt, classification of that component in equity and the accretion of the resulting discount on the debt to be recognized as part of interest expense in our condensed consolidated statements of income.  Additionally, certain embedded features of the debentures qualify as derivatives and are bundled as a compound embedded derivative that is measured at fair value.  Lastly, we include the dilutive effect of the shares of our common stock issuable upon conversion of the outstanding junior subordinated convertible debentures in our diluted income per share calculation regardless of whether the market price trigger or other contingent conversion feature has been met.  We apply the treasury stock method as we have adopted an accounting policy to settle the principal amount of the junior subordinated convertible debentures in cash.  This method results in incremental dilutive shares when the average fair value of our common stock for a reporting period exceeds the conversion price per share which was $27.63 at June 30, 2012 and adjusts as dividends are recorded in the future.

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

Results of Operations

The following table sets forth certain operational data as a percentage of net sales for the periods indicated:

	Three Months Ended
	June 30,
	2012	2011
Net sales	100.0%	100.0%
Cost of sales	42.3	41.3
Gross profit	57.7	58.7
Research and development	13.9	12.1
Selling, general and administrative	16.4	15.4
Operating income	27.4%	31.2%

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

Our net sales for the quarter ended June 30, 2012 were $352.1 million, an increase of 3.9% from the previous quarter's sales of $338.9 million, and a decrease of 6.0% from net sales of $374.5 million in the quarter ended June 30, 2011. The increase in net sales in the quarter ended June 30, 2012 over the previous quarter, and the decrease in net sales in the quarter ended June 30, 2012 compared to the quarter ended June 30, 2011, were due primarily to general economic and semiconductor industry conditions. Average selling prices for our semiconductor products were down approximately 4% for the three-month period ended June 30, 2012 over the corresponding period of the previous fiscal year. The number of units of our semiconductor products sold was down approximately 3% for the three-month period ended June 30, 2012 over the corresponding period of the previous fiscal year.

The average selling prices and the unit volumes of our sales are impacted by the mix of our products sold and overall semiconductor market conditions.  Key factors related to the amount of net sales during the three-month period ended June 30, 2012 compared to the three-month period ended June 30, 2011 include:

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

Sales by product line for the three-month periods ended June 30, 2012 and 2011 were as follows (dollars in thousands):

	Three Months Ended
	June 30,
	(unaudited)
	2012	%	2011	%
Microcontrollers	$240,342	68.2	$255,757	68.3
Analog and interface products	47,184	13.4	42,575	11.3
Memory products	40,718	11.6	51,140	13.7
Technology licensing	20,282	5.8	20,647	5.5
Other	3,608	1.0	4,388	1.2
Total sales	$352,134	100.0%	$374,507	100.0%

Microcontrollers

Our microcontroller product line represents the largest component of our total net sales.  Microcontrollers and associated application development systems accounted for approximately 68.2% of our total net sales for the three-month period ended June 30, 2012 and approximately 68.3% of our total net sales for the three-month period ended June 30, 2011.

Net sales of our microcontroller products decreased approximately 6.0% in the three-month period ended June 30, 2012 compared to the three-month period ended June 30, 2011 This sales decrease was driven primarily by weak general economic and semiconductor industry conditions in the end markets that we serve including the consumer, automotive, industrial control, communications and computing markets, which offset market share gains.

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

Analog and Interface Products

Sales of our analog and interface products accounted for approximately 13.4% of our total net sales for the three-month period ended June 30, 2012 compared to approximately 11.3% of our total net sales for the three-month period ended June 30, 2011.

Net sales of our analog and interface products increased approximately 10.8% in the three-month period ended June 30, 2012 compared to the three-month period ended June 30, 2011. This sales increase was driven primarily by general economic and semiconductor industry conditions and market share gains achieved within the analog and interface market.

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

Memory Products

Sales of our memory products accounted for approximately 11.6% of our total net sales for the three-month period ended June 30, 2012 and approximately 13.7% of our total net sales in the three-month period ended June 30, 2011.

Net sales of our memory products decreased approximately 20.4% in the three-month period ended June 30, 2012 compared to the three-month period ended June 30, 2011. This sales decrease was driven primarily by adverse customer demand conditions within the Serial EEPROM and Flash memory markets and weak general economic and semiconductor industry conditions.

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

Technology Licensing

Technology licensing revenue includes a combination of royalties associated with technology licensed for the use of our SuperFlash technology and fees for engineering services.  Technology licensing accounted for approximately 5.8% of our total net sales for the three months ended June 30, 2012 and approximately 5.5% of our total net sales for the three months ended June 30, 2011.

Net sales related to our technology licensing decreased approximately 1.8% in the three months ended June 30, 2012 compared to the three months ended June 30, 2011. This sales decrease was due primarily to semiconductor industry and global economic conditions.

Other

Revenue from assembly and test subcontracting services performed during the three months ended June 30, 2012 accounted for approximately 1.0% of our total net sales compared to approximately 1.2% of our total net sales for the three months ended June 30, 2011.

Distribution

Distributors accounted for approximately 59% of our net sales in each of the three-month periods ended June 30, 2012 and June 30, 2011.  Our distributors focus primarily on servicing the product requirements of a broad base of diverse customers.  We believe that distributors provide an effective means of reaching this broad and diverse customer base.  We believe that customers recognize Microchip for its products and brand name and use distributors as an effective supply channel.

Our largest distributor, Future Electronics, accounted for approximately 9% of our net sales in the three-month period ended June 30, 2012 and approximately 10% of our net sales in the three-month period ended June 30, 2011.

Generally, we do not have long-term agreements with our distributors and we, or our distributors, may terminate our relationships with each other with little or no advanced notice.  The loss of, or the disruption in the operations of, one or more of our distributors could reduce our future net sales in a given quarter and could result in an increase in inventory returns.

At June 30, 2012 and March 31, 2012, our distributors maintained 31 days of inventory of our products.  Over the past three fiscal years, the days of inventory maintained by our distributors have fluctuated between 31 days and 46 days.  We do not believe that inventory holding patterns at our distributors will materially impact our net sales, due to the fact that we recognize revenue based on sell-through for all our distributors.

Sales by Geography

Sales by geography for the three-month periods ended June 30, 2012 and 2011 were as follows (dollars in thousands):

	Three Months Ended
	June 30,
	(unaudited)
	2012	%	2011	%
Americas	$72,003	20.4	$79,106	21.1
Europe	77,306	22.0	89,399	23.9
Asia	202,825	57.6	206,002	55.0
Total sales	$352,134	100.0%	$374,507	100.0%

Americas sales include sales to customers in the U.S., Canada, Central America and South America. Sales to foreign customers accounted for approximately 82% of our net sales in each of the three-month periods ended June 30, 2012 and June 30, 2011. Substantially all of our foreign sales are U.S. Dollar denominated.  Sales to customers in Asia have generally increased over time due to many of our customers transitioning their manufacturing operations to Asia and growth in demand from the emerging Asian market.  Our sales force in the Americas and Europe supports a significant portion of the design activity for products which are ultimately shipped to Asia.

Gross Profit

Our gross profit was $203.1 million in the three months ended June 30, 2012 and $219.7 million in the three months ended June 30, 2011.  Gross profit as a percent of sales was 57.7% in the three months ended June 30, 2012 and 58.7% in the three months ended June 30, 2011.

The most significant factors affecting our gross profit percentage in the periods covered by this Form 10-Q were:

•
production levels being below the range of normal capacity levels, resulting in under absorption of fixed costs, in the three months ended June 30, 2012 and at or above normal capacity levels in the three months ended June 30, 2011;

•
for the three months ended June 30, 2012 and the three months ended June 30, 2011, inventory write-downs being higher than the gross margin impact of sales of inventory that was previously written down; and

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

We adjust our wafer fabrication and assembly and test capacity utilization as required to respond to actual and anticipated business and industry-related conditions.  During the three months ended June 30, 2012, we operated below normal capacity levels, which we typically consider to be 90% to 95% of the actual capacity of our installed equipment, in our wafer fabrication facilities in response to weaker global economic conditions. As a result, approximately $3.8 million was charged to cost of sales in the three months ended June 30, 2012 due to decreased production. Our wafer fabrication facilities operated at or above normal capacity levels during the three months ended June 30, 2011. In the future, if production levels are below normal capacity, we will charge cost of sales for the unabsorbed capacity. Similar to our wafer fabs, we operated below normal capacity levels in our Thailand assembly and test facility during the three months ended June 30, 2012 which had a negative impact on gross margin. During the three months ended June 30, 2011, we operated at normal capacity levels at our Thailand facility.

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

Our overall inventory levels were $221.5 million at June 30, 2012, compared to $217.3 million at March 31, 2012.  We maintained 136 days of inventory on our balance sheet at June 30, 2012 compared to 137 days of inventory at March 31, 2012.  We expect our inventory levels in the September 2012 quarter to be about flat and we believe this level of inventory will allow us to maintain competitive lead times and provide strong delivery performance to our customers and allow us to keep our fiscal 2013 capital expenditures at low levels.

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

At June 30, 2012, approximately 65% of our assembly requirements were performed in our Thailand facility compared to approximately 60% of our assembly requirements at June 30, 2011.  The percentage of our assembly work that is performed internally fluctuates over time based on supply and demand conditions in the semiconductor industry and our internal capacity capabilities.  Third-party contractors located in Asia perform the balance of our assembly operations.  At June 30, 2012, approximately 96% of our test requirements were performed in our Thailand facility compared to approximately 88% of our test requirements being performed in our Thailand facility at June 30, 2011.  We believe that the assembly and test operations performed at our Thailand facility provide us with significant cost savings when compared to contractor assembly and test costs, as well as increased control over these portions of the manufacturing process.

We rely on outside wafer foundries for a portion of our wafer fabrication requirements. In the three months ended June 30, 2012, approximately 21% of our total net sales related to wafers that were purchased from outside foundries. In the three months ended June 30, 2011, approximately 20% of our total net sales related to wafers that were purchased from outside foundries.

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

Research and Development (R&D)

R&D expenses for the three months ended June 30, 2012 were $48.8 million, or 13.9% of net sales, compared to $45.3 million, or 12.1% of net sales, for the three months ended June 30, 2011.  We are committed to investing in new and enhanced products, including development systems software, and in our design and manufacturing process technologies.  We believe these investments are significant factors in maintaining our competitive position.  R&D costs are expensed as incurred.  Assets purchased to support our ongoing research and development activities are capitalized when related to products which have achieved technological feasibility or that have alternative future uses and are amortized over their expected useful lives.  R&D expenses include labor, depreciation, masks, prototype wafers, and expenses for the development of process technologies, new packages, and software to support new products and design environments.

R&D expenses increased $3.5 million, or 7.8%, for the three months ended June 30, 2012 over the same period last year.  The primary reason for the dollar increase in R&D costs over these periods were higher headcount costs and mask expenses, offset by reductions in bonus costs.

Selling, General and Administrative

Selling, general and administrative expenses for the three months ended June 30, 2012 were $57.9 million, or 16.4% of net sales, compared to $57.6 million, or 15.4% of net sales, for the three months ended June 30, 2011.  Selling, general and administrative expenses include salary and other expenses related to field sales, marketing and administrative personnel, advertising and promotional expenditures and legal expenses.  Selling, general and administrative expenses also include costs related to our direct sales force and field applications engineers who work in sales offices worldwide to stimulate demand by assisting customers in the selection and use of our products.

Selling, general and administrative expenses increased $0.3 million, or 0.6%, for the three months ended June 30, 2012 over the same period last year.  The primary reasons for the dollar increase in selling, general and administrative costs over these periods were acquisition related legal and intangible amortization expenses offset by reductions in selling, advertising, bonus costs and other discretionary spending.

Other Income (Expense)

Interest income in the three months ended June 30, 2012 increased to $4.3 million from $4.0 million in the three months ended June 30, 2011.  The primary reason for the increase in interest income during this period was a greater concentration of investments in highly rated corporate bonds with higher yields and higher invested cash balances. Interest expense in the three months ended June 30, 2012 was $9.1 million compared to $8.0 million in the three months ended June 30, 2011.  The primary reason for the increase in interest expense is $0.7 million related to our credit facility and $0.5 million of additional non-cash interest expense on our 2.125% junior subordinated convertible debentures. Other expense, net in the three months ended June 30, 2012 was $0.5 million compared to other income, net of $1.0 million in the three months ended June 30, 2011. The change in other (expense) income, net primarily relates to losses on foreign currency derivatives.

Provision for Income Taxes

Our provision for income taxes reflects tax on foreign earnings and federal and state tax on U.S. earnings.  We had an effective tax rate from continuing operations of 13.4% for the three-month period ended June 30, 2012 and 12.8% for the three-month period ended June 30, 2011.  Our effective tax rate is lower than statutory rates in the U.S. due primarily to our mix of earnings in foreign jurisdictions with lower tax rates.

Various taxing authorities in the U.S. and other countries in which we do business are increasing their scrutiny of the tax structures employed by businesses.  Companies of our size and complexity are regularly audited by the taxing authorities in the jurisdictions in which they conduct significant operations.  For U.S. federal, and in general for U.S. state tax returns, our fiscal 2009 through fiscal 2013 tax returns remain open for examination by the taxing authorities. The I.R.S. is currently auditing our fiscal 2009 and fiscal 2010 tax returns. We recognize liabilities for anticipated tax audit issues in the U.S. and other tax jurisdictions based on our estimate of whether, and the extent to which, additional tax payments are probable.  We believe that we maintain adequate tax reserves to offset any potential tax liabilities that may arise upon these and other pending audits in the U.S. and other countries in which we do business.  If such amounts ultimately prove to be unnecessary, the resulting reversal of such reserves would result in tax benefits being recorded in the period the reserves are no longer deemed necessary.  If such amounts ultimately prove to be less than any final assessment, a future charge to expense would be recorded in the period in which the assessment is determined.

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

Liquidity and Capital Resources

We had $1,821.2 million in cash, cash equivalents and short-term and long-term investments at June 30, 2012, an increase of $33.6 million from the March 31, 2012 balance.  The increase in cash, cash equivalents and short-term and long-term investments over this time period is primarily attributable to cash generated from operating activities being offset by dividend payments of $67.7 million.

Net cash provided from operating activities was $129.0 million for the three-month period ended June 30, 2012 compared to $83.3 million for the three-month period ended June 30, 2011.  The increase in cash flow from operations in the three-month period ended June 30, 2012 compared to the three-month period ended June 30, 2011 was primarily due to an increase of cash driven by changes in our operating assets and liabilities which offset lower net income during the three-month period ended June 30, 2012.

During the three months ended June 30, 2012, net cash provided by investing activities was $77.9 million compared to net cash used in investing activities of $88.6 million for the three months ended June 30, 2011.  The increase in net cash provided by investing activities was due primarily to an increase in net cash related to our purchases, sales and maturities of available-for-sale investments during the three months ended June 30, 2012.

Our level of capital expenditures varies from time to time as a result of actual and anticipated business conditions.  Capital expenditures in the three months ended June 30, 2012 were $10.3 million compared to $27.2 million for the three months ended June 30, 2011.  Capital expenditures are primarily for the expansion of production capacity and the addition of research and development equipment.  We currently intend to spend approximately $60 million during the next twelve months to invest in equipment and facilities to maintain, and selectively increase capacity to meet our currently anticipated needs.

We expect to finance capital expenditures through our existing cash balances and cash flows from operations.  We believe that the capital expenditures anticipated to be incurred over the next twelve months will provide sufficient manufacturing capacity to meet our currently anticipated needs.

Net cash used in financing activities was $62.8 million for the three months ended June 30, 2012 compared to net cash used in financing activities of $47.2 million for the three months ended June 30, 2011.  Proceeds from the exercise of stock options and employee purchases under our employee stock purchase plans were $5.0 million for the three months ended June 30, 2012 and $18.3 million for the three months ended June 30, 2011.  We paid cash dividends to our stockholders of $67.7 million in the three months ended June 30, 2012 and $65.9 million in the three months ended June 30, 2011.

On August 12, 2011, we entered into a credit agreement with certain lenders.  The credit agreement provides for a $750 million revolving credit facility, with a $100 million foreign currency sublimit, a $25 million letter of credit sublimit and a $15 million swingline loan sublimit, terminating on August 12, 2016. The credit agreement also contains an increase option permitting us, subject to certain requirements, to arrange with existing lenders and/or new lenders for them to provide up to an aggregate of $250 million in additional commitments, which may be for revolving loans or term loans. Proceeds of loans made under the credit agreement may be used for working capital and general corporate purposes. No loans were made nor letters of credit issued under the credit agreement at closing, and no amounts were outstanding and no letters of credit were issued at June 30, 2012.  See Note 13 of the notes to condensed consolidated financial statements for more information regarding the credit agreement.

We enter into derivative transactions from time to time in an attempt to reduce our exposure to currency rate fluctuations.  Although none of the countries in which we conduct significant foreign operations has had a highly inflationary economy in the last five years, there is no assurance that inflation rates or fluctuations in foreign currency rates in countries where we conduct operations will not adversely affect our operating results in the future.  At June 30, 2012, we had no foreign currency forward contracts outstanding.

On December 11, 2007, we announced that our Board of Directors had authorized the repurchase of up to an additional 10.0 million shares of our common stock in the open market or in privately negotiated transactions.  As of June 30, 2012, we had repurchased 7.5 million shares under this 10.0 million share authorization for a total of $234.7 million.  There is no expiration date associated with this program.  The timing and amount of future repurchases will depend upon market conditions, interest rates, and corporate considerations.

As of June 30, 2012, we held approximately 25.1 million shares as treasury shares.

Our total cash, cash equivalents, short-term investments and long-term investments held by our foreign subsidiaries was $1,474.5 million at June 30, 2012 and $1,381.1 million at March 31, 2012. Under current tax laws and regulations, if cash and cash equivalents and investments held by our foreign subsidiaries were to be distributed to the U.S. in the form of dividends or otherwise, we would be subject to additional U.S. income taxes and foreign withholding taxes. The balance of cash, cash equivalents, short-term investments and long-term investments available in the U.S. as of June 30, 2012 and March 31, 2012 was $346.7 million and $406.5 million, respectively. We utilize a variety of tax planning and financing strategies with the objective of having our worldwide cash available in the locations in which it is needed; however, there can be no assurance that we will not determine to repatriate some of our offshore earnings in future periods to fund stockholder dividends, share repurchases, acquisitions or other corporate activities.  We expect that a significant portion of our future cash generation will be in our foreign subsidiaries.

On October 28, 2002, we announced that our Board of Directors had approved and instituted a quarterly cash dividend on our common stock.  A quarterly dividend of $0.35 per share was paid on May 31, 2012 in the aggregate amount of $67.7 million. A quarterly dividend of $0.351 per share was declared on August 2, 2012 and will be paid on September 5, 2012 to stockholders of record as of August 22, 2012. We expect the aggregate September cash dividend to be approximately $68.2 million. Our Board is free to change our dividend practices at any time and to increase or decrease the dividend paid, or not to pay a dividend on our common stock on the basis of our results of operations, financial condition, cash requirements and future prospects, and other factors deemed relevant by our Board.  Our current intent is to provide for ongoing quarterly cash dividends depending upon market conditions and our results of operations.

On August 2, 2012, we closed our previously announced acquisition of SMSC pursuant to the Agreement and Plan of Merger dated as of May 1, 2012.  As a result of the acquisition, SMSC became  a wholly owned subsidiary of Microchip.  Upon the closing of the acquisition, each share of common stock of SMSC was cancelled and automatically converted into the right to receive $37.00 in cash, without interest and less any applicable withholding taxes.  We financed the transaction using approximately $258.8 million of our existing balance of cash, cash equivalents and short-term investments and borrowings of approximately $600.0 million under our existing credit agreement.   At June 30, 2012, SMSC had approximately $193.4 million of cash and investments on its balance sheet.

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

Contractual Obligations

There have not been any material changes in our contractual obligations from what we disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2012.

Off-Balance Sheet Arrangements

As of June 30, 2012, we are not involved in any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Our investments are intended to establish a high-quality portfolio that preserves principal, meets liquidity needs, avoids inappropriate concentrations, and delivers an appropriate yield in relationship to our investment guidelines and market conditions. Our investment portfolio, consisting of fixed income securities, money market funds, cash deposits, and marketable securities that we hold on an available-for-sale basis, was $1,821.2 million as of June 30, 2012 compared to $1,787.6 million as of March 31, 2012. Our available-for-sale debt securities, like all fixed income instruments, are subject to interest rate risk and will decline in value if market interest rates increase.  We have the ability to hold our fixed income investments until maturity and, therefore, we would not expect to recognize any material adverse impact in income or cash flows if market interest rates increase.

At June 30, 2012, $10.2 million of the fair value of our investment portfolio was invested in ARS.  Historically, the carrying value of ARS approximated fair value due to the frequent resetting of the interest rates.  If an auction fails for amounts we have invested, our investment will not be liquid. With the continuing liquidity issues experienced in the global credit and capital markets, our ARS have experienced multiple failed auctions.  While we continue to earn interest on these investments based on a pre-determined formula with spreads tied to particular interest rate indices, the estimated market value for a portion of these ARS no longer approximates the original purchase value. The fair value of the failed ARS of $10.2 million has been estimated based on market information and estimates determined by management and could change significantly based on market conditions.  We evaluated the impairments in the value of these ARS, determining our intent to sell these securities prior to the recovery of our amortized cost basis resulted in the securities being other-than-temporarily impaired and recognized impairment charges on these investments in prior periods.  If the issuers are unable to successfully close future auctions or if their credit ratings deteriorate further, we may be required to further adjust the carrying value of the investments through an additional impairment charge to earnings.

Investments in Marketable Equity Investments

Our available-for-sale marketable equity investments at June 30, 2012 consist of shares of public company common stock, the value of which is determined by the closing price of such shares on the respective markets on which the shares are traded as of the balance sheet date.  These investments are classified as marketable securities and accounted for under the provisions of ASC 320 Investments -- Debt and Equity Securities.  The market value of these investments was approximately $4.7 million at June 30, 2012 compared to our cost basis of approximately $5.3 million.  The value of our investments in these securities would be materially impacted if there was a significant change in the market price of the shares.  A hypothetical 30% favorable or unfavorable change in the stock prices compared to the stock prices at June 30, 2012 would have affected the value of our investments in marketable equity securities by approximately $1.4 million.  See Note 5 to our condensed consolidated financial statements for additional information about our investments in these marketable securities.

Investments in Non-Marketable Equity Investments

We have non-marketable equity investments in several companies ranging from early-stage companies to more mature companies with established revenue and business models.  These companies are dependent upon the successful execution of their product and technology development, acceptance of their products and technology in the markets they serve, and financial and operational efficiency.  If any of these private companies are unsuccessful in these and other related initiatives, or if there are factors beyond their control in the markets which they serve, their performance could be materially adversely affected resulting in a loss of some or all of their value, which would in turn require us to determine if an other-than-temporary impairment to fair value exists in such private equity or debt investments.  If an other-than-temporary impairment of fair value exists, we will need to write down the investment to its fair value and recognize the related impairment charge to our income statement.  Our non-marketable equity investments, excluding those accounted for under the equity method, had a carrying amount of $5.6 million as of June 30, 2012.  As of June 30, 2012, the carrying amount of our non-marketable equity method investments was $2.0 million.

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

Changes in Internal Control over Financial Reporting

During the three months ended June 30, 2012, there was no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our operating results are affected by a wide variety of factors that could reduce our net sales and profitability, many of which are beyond our control. Some of the factors that may affect our operating results include:

•	general economic, industry or political conditions in the U.S. or internationally;

•	our ability to successfully integrate our acquisition of SMSC;

•	changes in demand or market acceptance of our products and products of our customers;

•	changes in utilization of our manufacturing capacity and fluctuations in manufacturing yields;

•	the mix of inventory we hold and our ability to satisfy orders from our inventory;

•	levels of inventories at our customers;

•	risk of excess and obsolete inventories;

•	competitive developments including pricing pressures;

•	unauthorized copying of our products resulting in pricing pressure and loss of sales;

•	availability of raw materials and equipment;

•	the level of orders that are received and can be shipped in a quarter;

•	the level of sell-through of our products through distribution;

•	fluctuations in the mix of products;

•	changes or fluctuations in customer order patterns and seasonality;

•	announcements of significant acquisitions or any delays or unexpected developments with respect to previously announced acquisitions;

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

The manufacture and assembly of integrated circuits, particularly non-volatile, erasable CMOS memory and logic devices such as those that we produce, are complex processes. These processes are sensitive to a wide variety of factors, including the level of contaminants in the manufacturing environment, impurities in the materials used, the performance of our wafer fabrication and assembly and test personnel and equipment, and other quality issues. As is typical in the semiconductor industry, we have from time to time experienced lower than anticipated manufacturing yields. Our operating results will suffer if we are unable to maintain yields at approximately the current levels. This could include delays in the recognition of revenue, loss of revenue or future orders, and customer-imposed penalties for failure to meet contractual shipment deadlines. Our operating results are also adversely affected when we operate at less than optimal capacity. During the third and fourth quarters of fiscal 2009, we reduced wafer starts in both Fab 2 and Fab 4, implemented rotating unpaid time off and had multiple planned shutdowns in our Thailand facility to help control inventory levels in response to adverse economic conditions. This lower capacity utilization resulted in certain costs being charged directly to expense and lower gross margins. From the March 2010 quarter through the September 2011 quarter, we were running at more optimal levels of capacity utilization. However, in the third quarter of fiscal 2012, we reduced wafer starts to control inventory balances in response to a slowdown in global economic conditions. We continued with the reduced level of wafer starts through the first quarter of fiscal 2013. These recent actions had a negative impact on our gross margins.

We may not fully realize the anticipated benefits of our completed or future acquisitions or divestitures, including our recently completed acquisition of SMSC.

We have acquired, and expect in the future to acquire, additional businesses that we believe will complement or augment our existing businesses. In this regard, on August 2, 2012, we completed our acquisition of SMSC, a publicly traded semiconductor company. The integration process for our acquisitions, including our acquisition of SMSC, may be complex, costly and time consuming and include unanticipated issues, expenses and liabilities. We may not be able to successfully or profitably integrate, operate, maintain and manage any newly acquired operations or employees. We may not be able to maintain uniform standards, procedures and policies and we may be unable to realize the expected synergies and cost savings from the integration. There may be increased risk due to integrating financial reporting and internal control systems. We may have difficulty in developing, manufacturing and marketing the products of a newly acquired company (including SMSC), or in growing the business at the rate we anticipate. Following an acquisition, we may not achieve the revenue or net income levels that justify the acquisition. We may suffer loss of key employees, customers and strategic partners of acquired companies and it may be difficult to implement our corporate culture at acquired companies. We may be subject to claims by terminated employees, shareholders of acquired companies and other third parties related to the transaction. Acquisitions may also result in one-time charges (such as acquisition-related expenses, write-offs, restructuring charges, or future impairment of goodwill), contingent liabilities, adverse tax consequences, additional stock-based compensation expense and other charges that adversely affect our operating results. Additionally, we may fund acquisitions of new businesses or strategic alliances by utilizing cash, raising debt, issuing shares of common stock, or other mechanisms.

While the risks above may be relevant to all of our acquisitions, our recently completed acquisition of SMSC is a larger and more complex transaction than our other recent transactions and exposes us to greater risks and liabilities than we have encountered in the past.

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

Sales through distributors accounted for approximately 59% of our net sales in the first three months of fiscal 2013 and approximately 59% of our net sales in fiscal 2012. Our largest distributor accounted for approximately 9% of our net sales in the first three months of fiscal 2013 and approximately 10% of our net sales in fiscal 2012. We do not have long-term agreements with our distributors and we and our distributors may each terminate our relationship with little or no advance notice.

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

Our technology licensing business is based on our SuperFlash technology. The success of our licensing business will depend on the continued market acceptance of this technology and on our ability to further develop and enhance such technology and to introduce new technologies in the future. To be successful, any such technology must be able to be repeatably implemented by licensees, provide satisfactory yield rates, address licensee and customer requirements, and perform competitively. The success of our technology licensing business depends on various other factors, including, but not limited to:

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

We do not typically enter into long-term contracts with our customers and we cannot be certain about future order levels from our customers. When we do enter into customer contracts, the contract is generally cancelable at the convenience of the customer. Even though we had approximately 74,000 customers and our ten largest direct customers made up approximately 9% of our total revenue for the three months ended June 30, 2012, cancellation of customer contracts could have an adverse impact on our revenue and profits.

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

Sales to foreign customers account for a substantial portion of our net sales. During the first three months of fiscal 2013 and during fiscal 2012, approximately 82% of our net sales were made to foreign customers. We purchase a substantial portion of our raw materials and equipment from foreign suppliers. In addition, we own product assembly and testing facilities located near Bangkok, Thailand, which has experienced periods of political instability in the past. From time to time, Thailand has also experienced periods of severe flooding; however, our facilities have continued to operate normally. There can be no assurance that any future flooding in Thailand would not have a material adverse impact on our operations. We use various foreign contractors for a portion of our assembly and testing and wafer fabrication requirements. Substantially all of our finished goods inventory is maintained in Thailand.

Our reliance on foreign operations, foreign suppliers, maintenance of substantially all of our finished goods inventory at foreign locations and significant foreign sales exposes us to foreign political and economic risks, including, but not limited to:

•	political, social and economic instability;

•	economic uncertainty in the worldwide markets served by us;

•	public health conditions;

•	trade restrictions and changes in tariffs;

•	import and export license requirements and restrictions;

•	difficulties in staffing and managing international operations;

•	employment regulations;

•	disruptions in international transport or delivery;

•	difficulties in collecting receivables;

•	public health conditions; and

•	potentially adverse tax consequences.

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

We rely on the efficient and uninterrupted operation of complex information technology systems and networks to operate our business.  Any significant system or network disruption, including, but not limited to, new system implementations, computer viruses, security breaches, facility issues or energy blackouts could have a material adverse impact on our operations, sales and operating results.  Such network disruption could result in a loss of our intellectual property or the release of sensitive competitive information or supplier, customer or employee personal data. Any loss of such information could harm our competitive position, result in a loss of customer confidence, and cause us to incur significant costs to remedy the damages caused by the disruptions or security breaches. From time to time, we have experienced verifiable attacks on our data by unauthorized parties; however, such attacks have not resulted in any material damage to us. In recent years, we have implemented improvements to our protective measures which are not limited to the following: firewalls, antivirus measures, patches, log monitors, routine backups with offsite retention of storage media, system audits, data partitioning and routine password modifications. There can be no assurance that such system improvements will be sufficient to prevent or limit the damage from any future cyber attack or disruptions and any such attack or disruption could have a material adverse impact on our business, operations and financial results.

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

We review our long-lived assets, including goodwill and other intangible assets, for impairment annually in the fourth fiscal quarter or whenever events or changes in circumstances indicate that the carrying amount of those assets may not be recoverable. Factors that may be considered in assessing whether goodwill or intangible assets may not be recoverable include a decline in our stock price or market capitalization, reduced estimates of future cash flows and slower growth rates in our industry. Our valuation methodology for assessing impairment requires management to make judgments and assumptions based on historical experience and to rely heavily on projections of future operating performance. Because we operate in highly competitive environments, projections of future operating results and cash flows may vary significantly from our actual results. No goodwill or long-lived asset impairment charges were recorded in fiscal 2012 or the first three months of fiscal 2013.

Our financial condition and results of operations could be adversely affected if we do not effectively manage our current or future debt.

As a result of our sale of $1.15 billion of principal value 2.125% junior subordinated convertible debentures in December 2007, we have a substantially greater amount of long-term debt than we have maintained in the past. In August 2011, we entered into a $750 million revolving credit agreement. We borrowed approximately $600.0 million under our credit agreement to fund the closing of our acquisition of SMSC on August 2, 2012. Our maintenance of substantial levels of debt could adversely affect our ability to take advantage of corporate opportunities and could adversely affect our financial condition and results of operations. We may need or desire to refinance all or a portion of our debentures or any other future indebtedness and there can be no assurance that we will be able to refinance any of our indebtedness on commercially reasonable terms, if at all.

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

We prepare our financial statements in conformity with accounting principles generally accepted in the U.S. These accounting principles are subject to interpretation or changes by the FASB and the SEC. New accounting pronouncements and varying interpretations of accounting standards and practices have occurred in the past and are expected occur in the future. New accounting pronouncements or a change in the interpretation of existing accounting standards or practices may have a significant effect on our reported financial results and may even affect our reporting of transactions completed before the change is announced or effective.

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

Our investments in available-for-sale marketable securities at June 30, 2012 consist of shares of public company common stock, the value of which is determined by the closing price of such shares on the respective markets on which the shares are traded as of our balance sheet date. The market value of these investments was approximately $4.7 million at June 30, 2012. The stock prices of these securities could materially decrease due to company performance or market-related activity, negatively affecting the value of these investments. If we wanted to liquidate these investments at a time in which the stock prices had decreased from current levels, our realized return would be materially and adversely affected. Depending on the number of shares we desire to sell relative to the daily trading volume in the shares, in the event we desire to sell our marketable securities, it may take several weeks or months to dispose of our position and our efforts to sell could drive down the price of the shares we are selling.

We may not realize a return on our non-marketable equity investments.

At June 30, 2012, we had investments of $7.7 million in several privately held companies ranging from early-stage companies to more mature companies with established revenue and business models. Many factors are critical to the success of these companies, including product and technology development, market acceptance of their products and technology, and achievement of financial and operational efficiencies. If any of these private companies are unsuccessful as a result of these or other factors, we could lose all or part of our investment in that company. Also, if we determine that an other-than-temporary impairment to fair value exists in any of our non-marketable equity investments, we will need to write down the investment to its fair value and recognize the related impairment charge.

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

At June 30, 2012, $10.2 million of the fair value of our investment portfolio was invested in ARS.  Historically, the carrying value of ARS approximated fair value due to the frequent resetting of the interest rates.  With the continuing liquidity issues in the global credit and capital markets, our ARS have experienced multiple failed auctions.  As a result, we will not be able to access such funds until a future auction on these investments is successful.

Our ARS have experienced multiple rating downgrades by the major rating agencies. The fair value of these ARS has been estimated based on market information and estimates determined by management and could change significantly based on market conditions. Based on the estimated values, we concluded these investments were other than temporarily impaired and have recognized impairment charges on these investments in prior periods. Although we did not recognize an impairment charge for the three-month period ended June 30, 2012, we recognized impairment charges of $0.4 million for the three-month period ended June 30, 2011. If the issuers are unable to successfully close future auctions or if their credit ratings deteriorate further, we may be required to further adjust the carrying value of the investments through an additional impairment charge to earnings.

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

Item 6.	Exhibits

10.1	Inducement Award Plan (incorporated by reference to Exhibit 4.8 to our Registration Statement on Form S-8 filed on August 3, 2012).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MICROCHIP TECHNOLOGY INCORPORATED

Date:	August 9, 2012	By: /s/ J. Eric Bjornholt
J. Eric Bjornholt
Vice President and Chief Financial Officer
(Duly Authorized Officer, and
Principal Financial and Accounting Officer)