Form 10-Q
period 2012-09-30
MICROCHIP TECHNOLOGY INC
filed 2012-11-09
CIK 827054

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012.
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  (Check One)
Yes    ☐ No   ☒
Shares Outstanding of Registrant's Common Stock

Class	Outstanding at October 31, 2012
Common Stock, $0.001 par value	194,605,470 shares

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES

Item1.	Financial Statements

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(unaudited)

ASSETS
	September 30, 2012	March 31, 2012
Cash and cash equivalents	$436,735	$635,755
Short-term investments	1,116,675	823,254
Accounts receivable, net	230,457	170,201
Inventories	289,526	217,278
Prepaid expenses	33,931	25,658
Deferred tax assets	116,866	91,191
Other current assets	65,088	52,524
Total current assets	2,289,278	2,015,861
Property, plant and equipment, net	536,727	516,611
Long-term investments	154,002	328,586
Goodwill	260,059	93,513
Intangible assets, net	607,127	90,436
Other assets	41,183	38,769
Total assets	$3,888,376	$3,083,776
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$82,265	$50,287
Accrued liabilities	120,086	88,877
Deferred income on shipments to distributors	123,122	108,709
Total current liabilities	325,473	247,873
Junior convertible debentures	359,656	355,050
Long-term line of credit	600,000	—
Long-term income tax payable	179,807	70,490
Deferred tax liability	434,603	411,368
Other long-term liabilities	24,739	8,322
Stockholders' equity:
Preferred stock, $0.001 par value; authorized 5,000,000 shares; no shares issued or outstanding	—	—
Common stock, $0.001 par value; authorized 450,000,000 shares; 218,789,994 shares issued and 194,496,867 shares outstanding at September 30, 2012; 218,789,994 shares issued and 193,150,532 shares outstanding at March 31, 2012	194	193
Additional paid-in capital	1,277,126	1,268,907
Retained earnings	1,420,996	1,499,365
Accumulated other comprehensive income	6,689	3,101
Common stock held in treasury: 24,293,127 shares at September 30, 2012; 25,639,462 shares at March 31, 2012	(740,907)	(780,893)
Total stockholders' equity	1,964,098	1,990,673
Total liabilities and stockholders' equity	$3,888,376	$3,083,776

See accompanying notes to condensed consolidated financial statements

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net sales	$383,298	$340,602	$735,432	$715,109
Cost of sales (1)	189,103	143,899	336,440	296,949
Gross profit	194,195	196,703	398,992	418,160
Operating expenses:
Research and development (1)	64,082	45,383	112,908	90,681
Selling, general and administrative (1)	71,767	50,997	127,359	107,516
Amortization of acquired intangible assets	27,858	2,703	31,904	5,483
Special charges	22,394	—	22,394	—
	186,101	99,083	294,565	203,680

Operating income	8,094	97,620	104,427	214,480
Losses on equity method investments	(32)	(13)	(153)	(74)
Other income (expense):
Interest income	3,744	4,028	8,076	8,034
Interest expense	(10,758)	(8,911)	(19,906)	(16,926)
Other, net	1,071	(2,454)	539	(1,418)
Income before income taxes	2,119	90,270	92,983	204,096
Income tax provision	23,303	10,983	35,457	25,516
Net (loss) income	$(21,184)	$79,287	$57,526	$178,580
Basic net (loss) income per common share	$(0.11)	$0.42	$0.30	$0.94
Diluted net (loss) income per common share	$(0.11)	$0.40	$0.28	$0.88
Dividends declared per common share	$0.351	$0.347	$0.701	$0.693
Basic common shares outstanding	194,060	190,809	193,756	190,461
Diluted common shares outstanding	194,060	200,199	204,627	202,383
(1) Includes share-based compensation expense as follows:
Cost of sales	$2,614	$1,608	$3,924	$3,007
Research and development	6,358	3,556	10,390	6,969
Selling, general and administrative	11,581	4,320	16,225	8,532

See accompanying notes to condensed consolidated financial statements

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net (loss) income	$(21,184)	$79,287	$57,526	$178,580
Other comprehensive income (loss), net of tax:
Change in net unrealized holding gain (loss) on available-for-sale securities	2,586	(5,881)	2,448	(3,953)
Change in net foreign currency translation adjustment	1,140	—	1,140	—
Other comprehensive income (loss)	3,726	(5,881)	3,588	(3,953)
Total comprehensive (loss) income	$(17,458)	$73,406	$61,114	$174,627

See accompanying notes to condensed consolidated financial statements

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended
	September 30,
	2012	2011
Cash flows from operating activities:
Net income	$57,526	$178,580
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	76,456	50,528
Deferred income taxes	(9,425)	7,086
Share-based compensation expense related to equity incentive plans	24,593	18,508
Excess tax benefit from share-based compensation	(112)	(402)
Convertible debt derivatives - revaluation and amortization	589	366
Amortization of convertible debenture issuance costs	109	110
Amortization of debt discount on convertible debentures	4,017	3,671
Losses on equity method investments	153	74
Gain on sale of assets	(16)	(48)
Unrealized impairment loss on available-for-sale investments	334	3,009
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(116)	38,793
Decrease (increase) in inventories	22,334	(30,074)
Increase in deferred income on shipments to distributors	3,037	4,141
Decrease in accounts payable and accrued liabilities	(27,670)	(50,300)
Change in other assets and liabilities	40,462	14,017
Net cash provided by operating activities	192,271	238,059
Cash flows from investing activities:
Purchases of available-for-sale investments	(443,106)	(665,715)
Sales and maturities of available-for-sale investments	350,593	562,445
Acquisition of SMSC, net of cash acquired	(731,746)	—
Other business acquisitions, net of cash acquired	(20,556)	—
Investments in other assets	(2,204)	(5,146)
Proceeds from sale of assets	66	48
Capital expenditures	(26,212)	(52,449)
Net cash used in investing activities	(873,165)	(160,817)
Cash flows from financing activities:
Proceeds from borrowings on line of credit	600,000	—
Payment of cash dividend	(135,895)	(132,106)
Proceeds from sale of common stock	16,318	25,667
Excess tax benefit from share-based compensation	112	402
Net cash provided by (used in) financing activities	480,535	(106,037)
Effect of foreign exchange rate changes on cash and cash equivalents	1,339	—
Net decrease in cash and cash equivalents	(199,020)	(28,795)
Cash and cash equivalents at beginning of period	635,755	703,924
Cash and cash equivalents at end of period	$436,735	$675,129

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC).  The information furnished herein reflects all adjustments which are, in the opinion of management, of a normal recurring nature and necessary for a fair statement of the results for the interim periods reported. Certain information and footnote disclosures normally included in audited consolidated financial statements have been condensed or omitted pursuant to such SEC rules and regulations.  It is suggested that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2012.  The results of operations for the six months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2013 or for any other period.

As further discussed in Note 2, on August 2, 2012, the Company completed its acquisition of Standard Microsystems Corporation ("SMSC") and the Company's second quarter fiscal 2013 financial results include SMSC's results beginning as of the acquisition date.

(2)    Business Acquisitions
Acquisition of SMSC
On August 2, 2012, the Company acquired SMSC, a publicly traded company based in Hauppauge, New York, for $37.00 per share and the exchange of certain share-based payment awards, or a total of $919.6 million. As a result of the acquisition, SMSC became a wholly owned subsidiary of the Company. SMSC is a leading developer of smart mixed-signal connectivity solutions. SMSC employs a unique systems level approach that incorporates a broad set of technologies and intellectual property to deliver differentiating products to its customers. SMSC is focused on delivering connectivity solutions that enable the proliferation of data in automobiles, consumer devices, PCs and other applications. SMSC's feature-rich products drive a number of industry standards and include USB, MOST® automotive networking, Kleer® and JukeBlox® wireless audio, embedded system control and analog solutions, including thermal management and RightTouch® capacitive sensing. The Company's primary reason for this acquisition was to expand the Company's range of solutions, products and capabilities in the automotive, industrial, computing, consumer and wireless audio markets by extending its served available market.
The acquisition was accounted for under the purchase method of accounting, with the Company identified as the acquirer, and the operating results of SMSC have been included in the Company's consolidated financial statements as of the closing date of the acquisition. Under the purchase method of accounting, the aggregate amount of consideration paid by the Company was allocated to SMSC's net tangible assets and intangible assets based on their estimated fair values as of August 2, 2012.  The excess purchase price over the value of the net tangible assets and intangible assets was recorded to goodwill. The goodwill has been allocated to the semiconductor products reporting segment.  None of the goodwill related to the SMSC acquisition is deductible for tax purposes.  The Company retained an independent third-party appraiser to assist management in its valuation; however, the purchase price allocation has not been finalized. This could result in adjustments to the carrying value of the assets acquired and liabilities assumed, the useful lives of intangible assets and residual amount allocated to goodwill. The preliminary allocation of the purchase price is based on the best estimates of management and is subject to revision based on the final valuations and estimates of useful lives.

The table below represents the preliminary allocation of the purchase price to the net assets acquired based on their estimated fair values as of August 2, 2012, as well as the associated estimated useful lives of the acquired intangible assets at that date:

August 2, 2012
(in thousands)
Assets acquired
Cash and cash equivalents	$180,925
Accounts receivable, net	58,441
Inventories	89,662
Prepaid expenses	5,675
Deferred tax assets	13,717
Other current assets	18,290
Property, plant and equipment, net	36,669
Long-term investments	24,275
Goodwill	157,840
Intangible assets, net	7,390
Purchased intangible assets	517,800
Other assets	3,835
Total assets acquired	1,114,519

Liabilities assumed
Accounts payable	(28,035)
Accrued liabilities	(52,453)
Deferred income on shipments to distributors	(11,376)
Long-term income tax payable	(72,781)
Deferred tax liability	(20,194)
Other liabilities	(10,079)
Total liabilities assumed	(194,918)
Purchase price allocated	$919,601

The total purchase price allocated of $919.6 million includes approximately $6.9 million of non cash consideration for the exchange of certain share-based payment awards for the Company's stock awards. The amount of cash paid by the Company, net of cash acquired from SMSC of $180.9 million, was $731.8 million.

Purchased Intangible Assets	Useful Life	August 2, 2012
	(in years)	(in thousands)
Core/developed technology	7-15	$238,100
In-process technology	7-15	80,300
Corporate trade name	1	2,300
Product trademarks	6	11,700
Customer-related	5	163,500
Backlog	1	21,900
		$517,800

Purchased intangible assets include core and developed technology, in-process research and development, trademarks and trade names, customer-related intangibles and acquisition-date backlog. The estimated fair values of the core and developed technology and in-process research and development were determined based on the present value of the expected cash flows to be generated by the respective existing technology or future technology. The core and developed technology intangible assets are being amortized on a technology-by-technology basis with the amortization recorded for each technology commensurate with the expected cash flows used in the initial determination of fair value. In-process technology is capitalized until such time the related projects are completed or abandoned at which time the capitalized amounts will begin to be amortized or written off.
Trademarks and trade names include SMSC's corporate trade name as well as SMSC's product trademarks. The estimated fair value of the trademarks and trade names was determined based on the income approach, using the relief from royalty methodology. Trademarks and trade names are considered by the Company to be finite-lived assets and are being amortized using the straight-line method, which management believes is materially consistent with the pattern of benefit to be realized by these assets.
Customer-related intangible assets consist of SMSC's contractual relationships and customer loyalty related to its distributor and end-customer relationships, and the fair values of the customer-related intangibles were determined based on SMSC's projected revenues. An analysis of expected attrition and revenue growth for existing customers was prepared from SMSC's historical customer information.  Customer relationships are being amortized in a manner consistent with the estimated cash flows associated with the existing customers and anticipated retention rates. Backlog relates to the value of orders not yet shipped by SMSC at the acquisition date, and the preliminary fair values were based on the estimated profit associated with those orders. Backlog related assets are being recognized commensurate with recognition of the revenue for the orders on which the backlog intangible assets were determined.  Amortization expense associated with acquired intangible assets is not deductible for tax purposes.  Thus, approximately $10.1 million was established as a net deferred tax liability for the future amortization of the intangible assets.
The amount of SMSC net sales and net loss included in the Company's condensed consolidated statements of income for the period August 2, 2012 to September 30, 2012 was $48.2 million and $89.2 million, respectively.
The following unaudited pro-forma consolidated results of operations for the three and six-month periods ended September 30, 2012 and 2011 assume the SMSC acquisition occurred as of April 1, 2011. The pro forma results of operations are presented for informational purposes only and are not indicative of the results of operations that would have been achieved if the acquisition had taken place on April 1, 2011 or of results that may occur in the future (amounts in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net sales	$441,192	$453,183	$896,404	$907,185
Net income	59,593	23,685	118,619	16,217
Basic earnings per share	$0.31	$0.12	$0.61	$0.08
Diluted earnings per share	$0.29	$0.12	$0.58	$0.08

Acquisition of Roving Networks

On April 18, 2012, the Company acquired Roving Networks, a privately-held company. Roving Networks is an innovator in low-power embedded Wi-Fi and Bluetooth solutions based in Los Gatos, California. The business acquisition was accounted for under the purchase method of accounting.  Total consideration paid for this business was approximately $20.6 million.  The acquisition also included contingent consideration with an estimated fair value at the date of purchase of approximately $14.7 million. The initial purchase price of the acquisition resulted in purchased intangible assets of approximately $22.8 million and goodwill of approximately $8.7 million which was all allocated to the Company's semiconductor products segment.  Goodwill recognized in this transaction is non-deductible. Purchased intangible assets included $10.6 million of developed technology, $10.6 million of customer-related intangibles, $0.3 million of acquisition-date backlog and $1.3 million of in-process research and development. The purchased intangible assets (other than in-process technology and acquisition-date backlog) are being amortized over their expected useful lives which range between four and ten years. Acquisition-date backlog is being amortized over one year and in-process research and development is capitalized until such time the related projects are completed or abandoned at which time the capitalized amounts will begin to be amortized or written off.

(3)	Recently Issued Accounting Pronouncements

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

In June 2011, the Financial Accounting Standards Board ("FASB") issued an amendment to the existing guidance on the presentation of comprehensive income. Under the amended guidance, entities have the option to present the components of net income and other comprehensive income in either a single continuous statement of comprehensive income or in two separate but consecutive statements. Entities no longer have the option of presenting the components of other comprehensive income within the statement of changes in stockholders' equity. This amendment is effective on a retrospective basis for fiscal years, and interim periods within those years, beginning after December 15, 2011, which for the Company is the first quarter in fiscal 2013. The adoption of this amendment resulted in the Company presenting net income and other comprehensive income in two separate but consecutive statements. The adoption of this amendment did not have any impact on the condensed consolidated financial statements and related disclosures.

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

(4)	Reclassification of prior periods

The Company identified certain amounts of its amortization of acquired intangible assets that were incorrectly included within cost of sales. The Company has corrected this presentation in the current period, and has conformed previous periods to the current presentation. The effect on cost of sales, gross profit and gross margins is immaterial in all periods. The amounts adjusted in each prior period are as follows:

	Three Months Ended June 30, 2012
	As Reported	As Adjusted
Cost of sales	$149,055	$147,337
Gross profit	203,079	204,797
Gross margin	57.7%	58.2%

	Three Months Ended September 30, 2011
	As Reported	As Adjusted
Cost of sales	$145,608	$143,899
Gross profit	194,994	196,703
Gross margin	57.2%	57.8%

	Six Months Ended September 30, 2011
	As Reported	As Adjusted
Cost of sales	$300,367	$296,949
Gross profit	414,742	418,160
Gross margin	58.0%	58.5%

Additionally, in the three months ended September 30, 2012, the Company determined it would separately present amortization of acquired intangible assets within operating expenses, rather than including that amortization within selling, general and administrative expenses. The Company believes this presentation better aligns with management's internal reporting, and better reflects the ongoing costs of the Company's operations.

This reclassification does not affect the Company's operating income, income from continuing operations before taxes, income tax provision, net income from continuing operations or net income for any of the years presented.

(5)    Special Charges

During the three months ended September 30, 2012, the Company incurred approximately $10.9 million of severance related, office closing, and other costs associated with the acquisition of SMSC. Also, during the three months ended September 30, 2012, the Company incurred legal settlement costs of approximately $11.5 million for certain legal matters related to Silicon Storage Technology, Inc. (which the Company acquired in April 2010) in excess of previously accrued amounts.

There were no such special charges in the three and six months ended September 30, 2011.

(6)	Segment Information

The Company's reportable segments are semiconductor products and technology licensing.  The Company does not allocate operating expenses, interest income, interest expense, other income or expense, or provision for or benefit from income taxes to these segments for internal reporting purposes, as the Company does not believe that allocating these expenses is beneficial in evaluating segment performance.  Additionally, the Company does not allocate assets to segments for internal reporting purposes as it does not manage its segments by such metrics.

The following table represents revenues and gross profit for each segment for the three months ended September 30, 2012 (amounts in thousands):

	Three Months Ended		Six Months Ended
	September 30, 2012		September 30, 2012
	Net Sales	Gross Profit	Net Sales	Gross Profit
Semiconductor products	$363,177	$174,074	$695,029	$358,589
Technology licensing	20,121	20,121	40,403	40,403
	$383,298	$194,195	$735,432	$398,992

The following table represents revenues and gross profit for each segment for the three months ended September 30, 2011 (amounts in thousands):

	Three Months Ended		Six Months Ended
	September 30, 2011		September 30, 2011
	Net Sales	Gross Profit	Net Sales	Gross Profit
Semiconductor products	$318,618	$175,214	$672,478	$376,024
Technology licensing	21,984	21,489	42,631	42,136
	$340,602	$196,703	$715,109	$418,160

(7)    Investments

The Company's investments are intended to establish a high-quality portfolio that preserves principal, meets liquidity needs, avoids inappropriate concentrations, and delivers an appropriate yield in relationship to the Company's investment guidelines and market conditions.  The following is a summary of available-for-sale and marketable equity securities at September 30, 2012 (amounts in thousands):

	Available-for-sale Securities
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Government agency bonds	$480,028	$500	$(23)	$480,505
Municipal bonds	19,825	243	—	20,068
Auction rate securities	34,188	114	—	34,302
Corporate bonds and debt	726,058	5,446	(137)	731,367
Marketable equity securities	5,270	—	(835)	4,435
	$1,265,369	$6,303	$(995)	$1,270,677

The following is a summary of available-for-sale and marketable equity securities at March 31, 2012 (amounts in thousands):

	Available-for-sale Securities
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Government agency bonds	$342,025	$476	$(397)	$342,104
Municipal bonds	19,888	234	—	20,122
Auction rate securities	10,246	—	—	10,246
Corporate bonds and debt	770,891	4,150	(937)	774,104
Marketable equity securities	5,864	188	(788)	5,264
	$1,148,914	$5,048	$(2,122)	$1,151,840

At September 30, 2012, the Company's available-for-sale debt securities, and marketable equity securities are presented on the condensed consolidated balance sheets as short-term investments of $1,116.7 million and long-term investments of $154.0 million.  At March 31, 2012, the Company’s available-for-sale debt securities and marketable equity securities are presented on the condensed consolidated balance sheets as short-term investments of $823.3 million and long-term investments of $328.6 million.

The Company believes that, based on its current unrestricted cash, cash equivalents and short-term investment balances, the current lack of liquidity in the credit and capital markets for auction rate securities (ARS) will not have a material impact on its liquidity, cash flow or ability to fund its operations.

At September 30, 2012, the Company evaluated its investment portfolio and noted unrealized losses of $0.2 million on its debt securities, and $0.8 million on its marketable equity securities, respectively, which were due to fluctuations in interest rates, credit market conditions, and/or market prices.  Management does not believe any of the unrealized losses represent an other-than-temporary impairment based on its evaluation of available evidence as of September 30, 2012 and the Company's intent is to hold these investments until these assets are no longer impaired, except for the ARS described above and certain equity investments that are actively being sold.  For those debt securities not scheduled to mature until after September 30, 2013, such recovery is not anticipated to occur in the next year and these investments have been classified as long-term investments.

The amortized cost and estimated fair value of the available-for-sale securities at September 30, 2012, by maturity, excluding marketable equity securities of $4.4 million and corporate debt of $5.7 million, which have no contractual maturity, are shown below (amounts in thousands).  Expected maturities can differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties, and the Company views its available-for-sale securities as available for current operations.

	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale
Due in one year or less	$339,887	$1,667	$(9)	$341,545
Due after one year and through five years	850,343	4,519	(146)	854,717
Due after five years and through ten years	35,132	51	(14)	35,168
Due after ten years	29,055	76	—	29,131
	$1,254,417	$6,313	$(169)	$1,260,561

The Company had no realized gains or losses from the sale of available-for-sale marketable equity securities during the three months ended September 30, 2012, compared to a net realized loss of $1.0 million during the three months ended September 30, 2011. The Company had no material gains or losses from sales of available-for-sale debt securities during either the six months ended September 30, 2012 or September 30, 2011.

Marketable Equity Investments

The Company had marketable equity investments in several companies with a fair value of $4.4 million as of September 30, 2012. Cash dividends and other distributions of earnings from the investees, if any, are included in other income at the date of record.  The Company has classified the shares owned in these companies as marketable securities.  As of September 30, 2012 and March 31, 2012, the Company had an unrealized loss in other comprehensive income of $0.8 million on these marketable securities. The Company did not recognize an impairment charge on these investments in the three and six months ended September 30, 2012 compared to impairment charges of $1.7 million and $2.2 million, respectively, in the three and six months ended September 30, 2011 due to the current market price and active selling of certain shares.

Non-marketable Equity Investments

The Company has certain investments in privately held companies with a carrying value of $8.0 million at September 30, 2012.  The investments in privately held companies are accounted for using the cost or the equity method of accounting, as appropriate.  Each period the Company evaluates whether an event or change in circumstances has occurred that may indicate an investment has been impaired.  If upon further investigation of such events the Company determines the investment has suffered a decline in value that is other than temporary, the Company writes down the investment to its estimated fair value.  At September 30, 2012, the Company determined there were no such impairments.  These investments are included in other assets on the condensed consolidated balance sheet.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis at September 30, 2012 are as follows (amounts in thousands):

	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Assets
Money market fund deposits	$137,836	$—	$—	$137,836
Marketable equity securities	4,435	—	—	4,435
Corporate bonds and debt	—	725,686	5,681	731,367
Government agency bonds	—	480,505	—	480,505
Deposit accounts	—	298,899	—	298,899
Municipal bonds	—	20,068	—	20,068
Auction rate securities	—	—	34,302	34,302
Total assets measured at fair value	$142,271	$1,525,158	$39,983	$1,707,412

Liabilities
Contingent consideration	$—	$—	$16,632	$16,632
Total liabilities measured at fair value	$—	$—	$16,632	$16,632

Assets measured at fair value on a recurring basis at March 31, 2012 are as follows (amounts in thousands):

	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Money market fund deposits	$232,219	$—	$—	$232,219
Marketable equity securities	5,264	—	—	5,264
Corporate bonds and debt	—	769,479	4,625	774,104
Government agency bonds	—	342,104	—	342,104
Deposit accounts	—	403,536	—	403,536
Municipal bonds	—	20,122	—	20,122
Auction rate securities	—	—	10,246	10,246
Total assets measured at fair value	$237,483	$1,535,241	$14,871	$1,787,595

There were no transfers between Level 1 and Level 2 during the three and six months ended September 30, 2012 or the year ended March 31, 2012.

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

Level 3 liabilities include contingent consideration from the Company's acquisitions. The Company evaluates the estimated fair value of its contingent consideration on a quarterly basis and records fair value adjustments as necessary.

The following tables present a reconciliation for all assets and liabilities measured at fair value on a recurring basis, excluding accrued interest components, using significant unobservable inputs (Level 3) for the three months ended September 30, 2012, and the year ended March 31, 2012 (amounts in thousands):

Six months ended September 30, 2012	Auction Rate Securities	Corporate Debt	Contingent Consideration	Total Losses
Balance at March 31, 2012	$10,246	$4,625	$—	$—
Total gains or losses (realized and unrealized):
Included in earnings	(334)	—	—	(334)
Purchases, sales, issuances, and settlements, net	—	1,056	—	—
Additions	24,390	—	16,632	—
Balance at September 30, 2012	$34,302	$5,681	$16,632	$(334)

Year ended March 31, 2012	Auction Rate Securities	Corporate Debt	Total Gains
Balance at March 31, 2011	$12,475	$3,500	$—
Total gains or losses (realized and unrealized):
Included in earnings	271	—	271
Purchases, sales, issuances, and settlements, net	(2,500)	1,125	—
Balance at March 31, 2012	$10,246	$4,625	$271

Assets measured at fair value on a recurring basis are presented/classified on the condensed consolidated balance sheets at September 30, 2012 as follows (amounts in thousands):

	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Cash and cash equivalents	$137,836	$298,899	$—	$436,735
Short-term investments	—	1,116,675	—	1,116,675
Long-term investments	4,435	109,584	39,983	154,002
Total assets measured at fair value	$142,271	$1,525,158	$39,983	$1,707,412

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

Financial Assets Not Recorded at Fair Value on a Recurring Basis

The Company's non-marketable equity and cost method investments are not recorded at fair value on a recurring basis.  These investments are monitored on a quarterly basis for impairment charges.  The investments will only be recorded at fair value when an impairment charge is recognized.  During the three and six months ended September 30, 2012, there were no impairment charges recognized on these investments. These investments are included in other assets on the condensed consolidated balance sheet.  See further discussion of non-marketable investments in Note 7.

(9)	Fair Value of Financial Instruments

The carrying amount of cash equivalents approximates fair value because their maturity is less than three months.  Management believes the carrying amount of the equity and cost-method investments materially approximated fair value at September 30, 2012 based upon unobservable inputs. The fair values of these investments have been determined as Level 3 fair value measurements. The carrying amounts of the Company's borrowings under its line of credit agreement approximate fair value. The fair values of the Company's line of credit are estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements. Based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities, the fair value of the Company's line of credit at September 30, 2012 approximated its book values and are considered Level 2 in the fair value hierarchy described in Note 8. The carrying amount of accounts receivable, accounts payable and accrued liabilities approximates fair value due to the short-term maturity of the amounts.  The fair value of the Company's junior subordinated convertible debentures was $1.447 billion at September 30, 2012 and $1.585 billion at March 31, 2012 based on observable market prices for these debentures, which are traded in less active markets and are therefore classified as a Level 2 fair value measurement.

(10)	Accounts Receivable

Accounts receivable consists of the following (amounts in thousands):

	September 30, 2012	March 31, 2012
Trade accounts receivable	$230,203	$171,274
Other	3,476	1,529
	233,679	172,803
Less allowance for doubtful accounts	3,222	2,602
	$230,457	$170,201

(11)	Inventories

The components of inventories consist of the following (amounts in thousands):

	September 30, 2012	March 31, 2012
Raw materials	$7,934	$8,065
Work in process	187,734	139,045
Finished goods	93,858	70,168
	$289,526	$217,278

Inventories are valued at the lower of cost or market using the first-in, first-out method. Inventory impairment charges establish a new cost basis for inventory and charges are not subsequently reversed to income even if circumstances later suggest that increased carrying amounts are recoverable. The inventory balance at September 30, 2012 includes a $26.2 million valuation adjustment resulting from the acquisition of SMSC.

(12)	Property, Plant and Equipment

Property, plant and equipment consists of the following (amounts in thousands):

	September 30, 2012	March 31, 2012
Land	$47,102	$46,529
Building and building improvements	394,548	374,042
Machinery and equipment	1,360,983	1,314,303
Projects in process	75,085	83,676
	1,877,718	1,818,550
Less accumulated depreciation and amortization	1,340,991	1,301,939
	$536,727	$516,611

Depreciation expense attributed to property, plant and equipment was $22.4 million and $43.1 million for the three and six months ended September 30, 2012, respectively, and $22.0 million and $44.0 million for the three and six months ended September 30, 2011, respectively.

(13)    Intangible Assets and Goodwill

Intangible assets consist of the following (amounts in thousands):

	September 30, 2012
	Gross Amount	Accumulated Amortization	Net Amount
Developed technology	$353,309	$(46,199)	$307,110
Customer-related	194,500	(22,722)	171,778
Trademarks and trade names	15,730	(1,585)	14,145
Backlog	24,610	(6,254)	18,356
In-process technology	95,286	—	95,286
Distribution rights	5,236	(4,917)	319
Covenants not to compete	400	(267)	133
	$689,071	$(81,944)	$607,127

	March 31, 2012
	Gross Amount	Accumulated Amortization	Net Amount
Developed technology	$94,681	$(35,920)	$58,761
Customer-related	20,400	(4,633)	15,767
Trademarks and trade names	1,730	(684)	1,046
Backlog	2,410	(2,410)	—
In-process technology	14,086	—	14,086
Distribution rights	5,236	(4,660)	576
Covenants not to compete	400	(200)	200
	$138,943	$(48,507)	$90,436

The Company amortizes intangible assets over their expected useful lives, which range between 1 and 15 years.  In the six months ended September 30, 2012, the Company acquired $258.6 million of developed technology which have a weighted average amortization period of approximately 11 years, $174.1 million of customer-related intangible assets which have a weighted average amortization period of approximately 5 years, $14.0 million of trademarks and trade names which have a weighted average amortization period of approximately 5 years, $22.2 million of intangible assets related to acquisition date backlog which have a weighted average amortization period of approximately one year and $81.2 million of in-process technology which will begin amortization once the technology reaches technological feasibility. The following is an expected amortization schedule for the intangible assets for the remainder of fiscal year 2013 through fiscal year 2017, absent any future acquisitions or impairment charges (amounts in thousands):

Year ending March 31,	Projected Amortization Expense
2013	$82,147
2014	102,763
2015	137,477
2016	88,724
2017	56,958

Amortization expense attributed to intangible assets was $28.9 million and $33.4 million for the three and six months ended September 30, 2012, respectively.  Amortization expense attributed to intangible assets was $3.2 million and $6.5 million for the three and six months ended September 30, 2011, respectively. These amortization expenses include amortization of intangible assets purchased from third parties as well as amortization expense from acquisition related intangible assets as separately disclosed in the condensed consolidated statements of income. The Company found no indication of impairment of its intangible assets in either of the three and six-month periods ended September 30, 2012 and 2011.

Goodwill activity for the six months ended September 30, 2012 was as follows (amounts in thousands):

	Semiconductor Products Reporting Unit	Technology Licensing Reporting Unit
Balance at March 31, 2012	$74,313	$19,200
Additions due to the acquisition of SMSC	157,840	—
Additions due to the acquisition of Roving Networks	8,652	—
Additions due to contingent consideration payments to previous owners of R&E International	54	—
Balance at September 30, 2012	$240,859	$19,200

In the six months ended September 30, 2012, the Company acquired SMSC. This acquisition resulted in approximately $157.8 million of goodwill which was allocated to the semiconductor products reporting unit.

In the six months ended September 30, 2012, the Company acquired Roving Networks. This acquisition resulted in approximately $8.7 million of goodwill which was allocated to the semiconductor products reporting unit.

At September 30, 2012, $240.9 million of goodwill was recorded in the Company's semiconductor products reporting unit and $19.2 million was recorded in the Company's technology licensing reporting unit. At March 31, 2012, the Company applied a qualitative goodwill impairment screen to its two reporting units, concluding it was not more likely than not that goodwill was impaired. Through September 30, 2012, the Company has never recorded an impairment charge against its goodwill balance.

(13)    Income Taxes

The provision for income taxes reflects tax on foreign earnings and federal and state tax on U.S. earnings.  The Company had an effective tax rate of 38.1% for the six-month period ended September 30, 2012 and 12.5% for the six-month period ended September 30, 2011.  The Company's effective tax rate is higher in the September 30, 2012 period compared to the previous fiscal year due to certain tax expenses associated with the acquisition of SMSC.

At September 30, 2012, the Company had $179.8 million of unrecognized tax benefits.  Unrecognized tax benefits increased by $109.3 million compared to March 31, 2012 primarily as a result of the unrecognized tax benefits from the acquisition of SMSC, ongoing accrual for uncertain tax positions and the accrual of deficiency interest on these positions.

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

(14)	2.125% Junior Subordinated Convertible Debentures

The Company's $1.15 billion principal amount of 2.125% junior subordinated convertible debentures due December 15, 2037, are subordinated in right of payment to any future senior debt of the Company and are effectively subordinated in right of payment to the liabilities of the Company's subsidiaries.  The debentures are convertible, subject to certain conditions, into shares of the Company's common stock at an initial conversion rate of 29.2783 shares of common stock per $1,000 principal amount of debentures, representing an initial conversion price of approximately $34.16 per share of common stock.  As of September 30, 2012, none of the conditions allowing holders of the debentures to convert had been met.  As a result of cash dividends paid since the issuance of the debentures, the conversion rate has been adjusted to 36.5491 shares of common stock per $1,000 of principal amount of debentures, representing a conversion price of approximately $27.36 per share of common stock.

As the debentures can be settled in cash upon conversion, for accounting purposes, the debentures were bifurcated into a liability component and an equity component, which are both initially recorded at fair value.  The carrying value of the equity component at September 30, 2012 and at March 31, 2012 was $822.4 million.  The estimated fair value of the liability component of the debentures at the issuance date was $327.6 million, resulting in a debt discount of $822.4 million which was further discounted due to embedded features as described below.  The unamortized debt discount was $790.4 million at September 30, 2012 and $794.4 million at March 31, 2012.  The carrying value of the debentures was $359.7 million at September 30, 2012 and $355.1 million at March 31, 2012.  The remaining period over which the unamortized debt discount will be recognized as non-cash interest expense is 25.25 years.  In the three and six months ended September 30, 2012, the

Company recognized $2.0 million and $4.0 million, respectively, in non-cash interest expense related to the amortization of the debt discount.  In the three and six months ended September 30, 2011, the Company recognized $1.9 million and $3.7 million, respectively, in non-cash interest expense related to the amortization of the debt discount.  The Company recognized $6.1 million and $12.2 million of interest expense related to the 2.125% coupon on the debentures in each of the three and six-month periods ended September 30, 2012 and September 30, 2011, respectively.

(15)	Credit Facility

On August 12, 2011, the Company entered into a credit agreement among the Company, the lenders from time to time that are parties thereto and JPMorgan Chase Bank, N.A., as administrative agent (the "Credit Agreement"). The Credit Agreement provides for a $750 million revolving credit facility, with a $100 million foreign currency sublimit, a $25 million letter of credit sublimit and a $15 million swingline loan sublimit, terminating on August 12, 2016 (the "Maturity Date"). The Credit Agreement also contains an increase option permitting the Company, subject to certain requirements, to arrange with existing lenders and/or new lenders for them to provide up to an aggregate of $250 million in additional commitments, which may be for revolving loans or term loans. Proceeds of loans made under the Credit Agreement may be used for working capital and general corporate purposes. No loans were made nor letters of credit issued under the Credit Agreement at closing. At September 30, 2012, $600.0 million of borrowings were outstanding under the credit agreement. The funds were used to finance a portion of the SMSC acquisition on August 2, 2012.

The loans bear interest, at the Company's option, at the base rate plus a spread of 0.50% to 1.50% or an adjusted LIBOR rate (based on one, two, three, or six-month interest periods) plus a spread of 1.50% to 2.50%, in each case with such spread being determined based on the consolidated leverage ratio for the preceding four fiscal quarter period. The base rate means the highest of JPMorgan Chase Bank, N.A.'s prime rate, the federal funds rate plus a margin equal to 0.50% and the adjusted LIBOR rate for a 1-month interest period plus a margin equal to 1.00%. Swingline loans accrue interest at a per annum rate based on the base rate plus the applicable margin for base rate loans. Base rate loans may only be made in U.S. dollars. The Company is also obligated to pay other customary administration fees and letter of credit fees for a credit facility of this size and type.

Interest is due and payable in arrears quarterly for loans bearing interest at the base rate and at the end of an interest period (or at each three month interval in the case of loans with interest periods greater than three months) in the case of loans bearing interest at the adjusted LIBOR rate. Interest expense on loans related to the credit agreement was approximately $2.3 million in the three months ended September 30, 2012. There was no interest expense related to loans on the credit agreement for the three months ended June 30, 2012 or the three and six months ended September 30, 2011. Principal, together with all accrued and unpaid interest, is due and payable on the maturity date. The Company may prepay the loans and terminate the commitments, in whole or in part, at any time without premium or penalty, subject to certain conditions including minimum amounts in the case of commitment reductions and reimbursement of certain costs in the case of prepayments of LIBOR loans.

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

The Credit Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict the Company and its subsidiaries' ability to, among other things, incur subsidiary indebtedness, grant liens, merge or consolidate, dispose of assets, make investments, make acquisitions, enter into certain transactions with affiliates, pay dividends or make distributions, repurchase stock, enter into restrictive agreements and enter into sale and leaseback transactions, in each case subject to customary exceptions for a credit facility of this size and type. The Company is also required to maintain compliance with a consolidated leverage ratio and a consolidated interest coverage ratio. At September 30, 2012, the Company was in compliance with these covenants.

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

The Company's technology license agreements generally include an indemnification clause that indemnifies the licensee against liability and damages (including legal defense costs) arising from any claims of patent, copyright, trademark or trade secret infringement by the Company's proprietary technology.  The terms of these indemnification provisions approximate the terms of the technology license agreements, which typically range from five to ten years.  The Company's current license agreements expire from 2012 through 2030.  The possible amount of future payments the Company could be required to make based on agreements that specify indemnification limits, if such indemnifications were required on all of these agreements, is approximately $105 million. There are some licensing agreements in place that do not specify indemnification limits.  The Company had not recorded any liabilities related to these indemnification obligations as of September 30, 2012.

Contingent liabilities in the amount of $13.0 million were recorded in connection with the Silicon Storage Technology, Inc. (SST) acquisition as an adverse outcome was determined to be probable and estimable.  One of the contingent liabilities associated with the SST acquisition was resolved in the September 30, 2012 quarter. During the three months ended September 30, 2012, the Company incurred legal settlement costs of approximately $11.5 million for certain legal matters related to SST in excess of previously accrued amounts, which were expensed as special charges in the accompanying statement of income. At September 30, 2012, $5.7 million of the original contingent liabilities recorded was still outstanding.

(17)	Derivative Instruments

The Company has international operations and is thus subject to foreign currency rate fluctuations.  To manage the risk of changes in foreign currency rates, the Company periodically enters into derivative contracts comprised of foreign currency forward contracts to hedge its asset and liability foreign currency exposure and a portion of its foreign currency operating expenses.  Approximately 99% of the Company's sales are U.S. dollar denominated.  To date, the exposure related to foreign exchange rate volatility has not been material to the Company's operating results.  As of September 30, 2012 and March 31, 2012, the Company had no foreign currency derivatives outstanding.  The Company recognized net realized gains on foreign currency derivatives of $0.2 million and net realized losses of $0.8 million in the three and six months months ended September 30, 2012, respectively, and net realized losses on foreign currency derivatives of $0.9 million and $0.2 million in the three and six months ended September 30, 2011, respectively, due to fluctuations in foreign currency rates.

(18)	Comprehensive Income

The components of accumulated other comprehensive income at the end of each period were as follows:

		Other
	March 31,	Comprehensive	September 30,
	2012	Income	2012
Accumulated net unrealized holding gain on available-for-sale securities, net of tax	$3,101	$2,448	$5,549
Accumulated net foreign currency translation adjustment	—	1,140	1,140
Total accumulated other comprehensive income	$3,101	$3,588	$6,689

(19)	Equity Incentive Plans

Share-Based Compensation Expense

The following table presents the details of the Company's share-based compensation expense (amounts in thousands):

	Three Months Ended				Six Months Ended
	September 30,				September 30,
	2012		2011		2012		2011
Cost of sales	$2,614	(1)	$1,608	(1)	$3,924	(1)	$3,007	(1)
Research and development	6,358		3,556		10,390		6,969
Selling, general and administrative	11,581		4,320		16,225		8,532
Pre-tax effect of share-based compensation	20,553		9,484		30,539		18,508
Income tax benefit	3,419		1,226		4,741		2,394
Net income effect of share-based compensation	$17,134		$8,258		$25,798		$16,114

(1) During the three and six months ended September 30, 2012, $1.8 million and $3.5 million, respectively, of share-based compensation expense was capitalized to inventory and $2.6 million and $3.9 million, respectively, of previously capitalized share-based compensation expenses in inventory was sold.  During the three and six months ended September 30, 2011, $1.7 million and $3.3 million, respectively, of share-based compensation expense was capitalized to inventory and $1.6 million and $3.0 million, respectively, of previously capitalized share-based compensation expense in inventory was sold.

The amount of unearned share-based compensation currently estimated to be expensed in the remainder of fiscal 2013 through fiscal 2017 related to unvested share-based payment awards at September 30, 2012 is $86.8 million.  The weighted average period over which the unearned share-based compensation is expected to be recognized is approximately 1.88 years.

SMSC Acquisition-related Equity Awards

In connection with the acquisition of SMSC, the Company recognized $7.8 million in share-based compensation expense due to the accelerated vesting of outstanding equity awards upon termination of certain SMSC executive officers. Also, in connection with the acquisition of SMSC, the Company assumed certain unvested stock options, stock appreciation rights and restricted stock units granted by SMSC. The assumed awards were measured at the acquisition date based on the estimated fair value, which was a total of $28.2 million. A portion of that fair value, $6.9 million, which represented the pre-acquisition vested service provided by employees to SMSC, was included in the total consideration transferred as part of the acquisition. As of the acquisition date, the remaining portion of the fair value of those awards was $21.3 million, representing post-acquisition stock-based compensation expense that would be recognized as these employees provide service over the remaining vesting periods.

Combined Incentive Plan Information

Restricted Stock Unit Awards

The total intrinsic value of restricted stock units (RSUs) which vested during the three and six months ended September 30, 2012 was $12.5 million and $22.3 million, respectively.  The aggregate intrinsic value of RSUs outstanding at September 30, 2012 was $195.1 million, calculated based on the closing price of the Company's common stock of $32.74 per share on September 30, 2012.  At September 30, 2012, the weighted average remaining expense recognition period was 1.97 years.

The weighted average fair value per share of the RSUs awarded is calculated based on the fair market value of the Company's common stock on the respective grant dates discounted for the Company's expected dividend yield.  The weighted average fair value per share of RSUs awarded in the three and six-month periods ended September 30, 2012 was $30.30 and $30.61, respectively.  The weighted average fair value per share of RSUs awarded in the three and six-month periods ended September 30, 2011 was $31.61 and $32.27, respectively.

Stock Option Awards

The total intrinsic value of options exercised during the three and six months ended September 30, 2012 was $4.4 million and $6.9 million, respectively.  This intrinsic value represents the difference between the fair market value of the Company's common stock on the date of exercise and the exercise price of each equity award.

The aggregate intrinsic value of options outstanding at September 30, 2012 was $23.8 million.  The aggregate intrinsic value of options exercisable at September 30, 2012 was $21.7 million. The aggregate intrinsic values were calculated based on the closing price of the Company's common stock of $32.74 per share on September 30, 2012.

As of September 30, 2012 and September 30, 2011, the number of option shares exercisable was 2,849,127 and 4,566,785, respectively, and the weighted average exercise price per share was $25.23 and $25.17, respectively.

The weighted average fair value per share of stock options granted in the three months ended September 30, 2012 was $13.10. These stock options were issued in connection with the assumption of outstanding equity awards of SMSC. There were no such stock options granted in the three months ended June 30, 2012 or the three and six months ended September 30, 2011.

Stock Appreciation Rights

The aggregate intrinsic value of stock appreciation rights (SARs) outstanding at September 30, 2012 was $4.9 million.  The SARs exercisable at September 30, 2012 had no aggregate intrinsic value. The aggregate intrinsic values were calculated based on the closing price of the Company's common stock of $32.74 per share on September 30, 2012.

As of September 30, 2012, the number of SAR shares exercisable was 1,592 and the weighted average exercise price per share was $26.91.

The weighted average fair value per share of SARs issued in the three and six months ended September 30, 2012 was $14.68. These SARs were issued in connection with the assumption of outstanding equity awards of SMSC. There were no such SARs issued in the three and six months ended September 30, 2011.

(20)	Net (Loss) Income Per Common Share

The following table sets forth the computation of basic and diluted net (loss) income per common share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net (loss) income	$(21,184)	$79,287	$57,526	$178,580
Weighted average common shares outstanding	194,060	190,809	193,756	190,461
Dilutive effect of stock options and RSUs	—	4,107	3,701	4,332
Dilutive effect of convertible debt	—	5,283	7,170	7,590
Weighted average common and potential common shares outstanding	194,060	200,199	204,627	202,383
Basic net (loss) income per common share	$(0.11)	$0.42	$0.30	$0.94
Diluted net (loss) income per common share	$(0.11)	$0.40	$0.28	$0.88

Diluted net income per common share for the six-month period ended September 30, 2012 includes 7,169,730 shares issuable upon the exchange of debentures (see Note 14).  Diluted net income per common share for the three and six-month periods ended September 30, 2011 includes 5,282,795 and 7,589,675 shares, respectively, issuable upon the exchange of debentures.  The debentures have no impact on diluted net (loss) income per common share unless the average price of the Company's common stock exceeds the conversion price because the principal amount of the debentures will be settled in cash upon conversion.  Prior to conversion, the Company will include, in the diluted net (loss) income per common share calculation, the effect of the additional shares that may be issued when the Company's common stock price exceeds the conversion price using the treasury stock method.  The weighted average conversion price per share used in calculating the dilutive effect of the convertible debt for the three and six-month periods ended September 30, 2012 was $27.51 and $27.65, respectively.

Weighted average common shares exclude the effect of option shares which are not dilutive.  For the three-month period ended September 30, 2012, the number of option shares that were antidilutive was 3,367,634. For the six-month period ended September 30, 2012, the number of option shares that were antidilutive was 110,021. For the three and six months ended September 30, 2011, the number of option shares that were antidilutive was 119,838 and 53,374, respectively.

(21)	Dividends

A quarterly cash dividend of $0.351 per share was paid on September 5, 2012 in the aggregate amount of $68.1 million.  Through the first six months of fiscal 2013, cash dividends of $0.701 per share have been paid in the aggregate amount of $135.9 million. A quarterly cash dividend of $0.352 per share was declared on November 8, 2012 and will be paid on December 6, 2012 to stockholders of record as of November 21, 2012. The Company expects the December 2012 payment of its quarterly cash dividend to be approximately $68.5 million.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

This report, including "Part I – Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Part II - Item 1A Risk Factors" contains certain forward-looking statements that involve risks and uncertainties, including statements regarding our strategy, financial performance and revenue sources.  We use words such as "anticipate," "believe," "plan," "expect," "future," "intend" and similar expressions to identify forward-looking statements.  Our actual results could differ materially from the results anticipated in these forward-looking statements as a result of certain factors including those set forth under "Risk Factors," beginning at page 42 and elsewhere in this Form 10-Q.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  You should not place undue reliance on these forward-looking statements.  We disclaim any obligation to update information contained in any forward-looking statement.  These forward-looking statements include, without limitation, statements regarding the following:

•	The effects that adverse global economic conditions and fluctuations in the global credit and equity markets may have on our financial condition and results of operations;

•	The effects and amount of competitive pricing pressure on our product lines;

•	Our ability to moderate future average selling price declines;

•	The effect of product mix, capacity utilization, yields, fixed cost absorption, competition and economic conditions on gross margin;

•	The amount of, and changes in, demand for our products and those of our customers;

•	The level of orders that will be received and shipped within a quarter;

•	Our expectation that our inventory levels will decline in the December 2012 quarter compared to the September 2012 quarter and that it will allow us to maintain competitive lead times;

•	The effect that distributor and customer inventory holding patterns will have on us;

•	Our belief that customers recognize our products and brand name and use distributors as an effective supply channel;

•	Our belief that deferred cost of sales are recorded at their approximate carrying value and will have low risk of material impairment;

•	Our belief that our direct sales personnel combined with our distributors provide an effective means of reaching our customer base;

•	Our ability to increase the proprietary portion of our analog and interface product lines and the effect of such an increase;

•	Our belief that our processes afford us both cost-effective designs in existing and derivative products and greater functionality in new product designs;

•	The impact of any supply disruption we may experience;

•	Our ability to effectively utilize our facilities at appropriate capacity levels and anticipated costs;

•	That we adjust capacity utilization to respond to actual and anticipated business and industry-related conditions;

•	That our existing facilities will provide sufficient capacity to respond to increases in demand with modest incremental capital expenditures;

•	That manufacturing costs will be reduced by transition to advanced process technologies;

•	Our ability to maintain manufacturing yields;

•	Continuing our investments in new and enhanced products;

•	The cost effectiveness of using our own assembly and test operations;

•	Our anticipated level of capital expenditures;

•	Continuation and amount of quarterly cash dividends;

•
The sufficiency of our existing sources of liquidity to finance anticipated capital expenditures and otherwise meet our anticipated cash requirements, and the effects that our contractual obligations are expected to have on them;

•	The impact of seasonality on our business;

•	The accuracy of our estimates used in valuing employee equity awards;

•	That the resolution of legal actions will not have a material effect on our business, and the accuracy of our assessment of the probability of loss and range of potential loss;

•	The recoverability of our deferred tax assets;

•	The adequacy of our tax reserves to offset any potential tax liabilities, having the appropriate support for our income tax positions and the accuracy of our estimated tax rate;

•	Our expectation that our effective tax rate will be lower in future periods;

•	Our belief that the expiration of any tax holidays will not have a material impact on our overall tax expense or effective tax rate;

•	Our belief that the estimates used in preparing our consolidated financial statements are reasonable;

•	Our belief that recently issued accounting pronouncements listed in this document will not have a significant impact on our consolidated financial statements;

•	Our actions to vigorously and aggressively defend and protect our intellectual property on a worldwide basis;

•	Our ability to obtain patents and intellectual property licenses and minimize the effects of litigation;

•	The level of risk we are exposed to for product liability claims or indemnification claims;

•	The effect of fluctuations in market interest rates on our income and/or cash flows;

•	The effect of fluctuations in currency rates;

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

We begin our Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) with a summary of Microchip's overall business strategy to give the reader an overview of the goals of our business and the overall direction of our business and products.  This is followed by a discussion of the Critical Accounting Policies and Estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results.  We then discuss our Results of Operations for the three and six months ended September 30, 2012 compared to the three and six months ended September 30, 2011.  We then provide an analysis of changes in our balance sheet and cash flows, and discuss our financial commitments in sections titled "Liquidity and Capital Resources," "Contractual Obligations" and "Off-Balance Sheet Arrangements."

Acquisition of SMSC

On August 2, 2012, we closed our acquisition of SMSC and SMSC became a wholly owned subsidiary of Microchip. Upon the closing of the acquisition, each share of common stock of SMSC was cancelled and automatically converted into the right to receive $37.00 in cash, without interest and less any applicable withholding taxes.  We financed the transaction using approximately $312.7 million of our existing balance of cash, cash equivalents and short-term investments and borrowings of approximately $600.0 million under our existing credit agreement. At August 2, 2012, SMSC had approximately $205.2 million of cash and investments on its balance sheet. SMSC is a leading developer of Smart Mixed-Signal Connectivity™ solutions. SMSC employs a unique systems level approach that incorporates a broad set of technologies and intellectual property to deliver differentiating products to its customers. SMSC is focused on delivering connectivity solutions that enable the proliferation of data in automobiles, consumer devices, PCs and other applications. SMSC's feature-rich products drive a number of industry standards and include USB, MOST® automotive networking, Kleer® and JukeBlox® wireless audio, embedded system control and analog solutions, including thermal management and RightTouch® capacitive sensing. SMSC is headquartered in New York and has offices and research facilities in North America, Asia and Europe.

Strategy

Our goal is to be a worldwide leader in providing specialized semiconductor products for a wide variety of embedded control applications. Our strategic focus is on the embedded control market, which includes microcontrollers, high-performance linear and mixed signal devices, power management and thermal management devices, connectivity devices, interface devices, Serial EEPROMs, SuperFlash memory products, our patented KeeLoq® security devices and Flash IP solutions.  We provide highly cost-effective embedded control products that also offer the advantages of small size, high performance, low voltage/power operation and ease of development, enabling timely and cost-effective embedded control product integration by our customers.  We license our SuperFlash technology to foundries, integrated device manufacturers and design partners throughout the world for use in the manufacture of their advanced microcontroller products.

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

We sell the majority of the items in our product catalog to our distributors worldwide at a uniform list price.  However, distributors resell our products to end customers at a very broad range of individually negotiated price points.  The majority of our distributors' resales require a reduction from the original list price paid.  Often, under these circumstances, we remit back to the distributor a portion of their original purchase price after the resale transaction is completed in the form of a credit against the distributors' outstanding accounts receivable balance.  The credits are on a per unit basis and are not given to the distributor until they provide information to us regarding the sale to their end customer.  The price reductions vary significantly based on the customer, product, quantity ordered, geographic location and other factors, and discounts to a price less than our cost have historically been rare.  The effect of granting these credits establishes the net selling price to our distributors for the product and results in the net revenue recognized by us when the product is sold by the distributors to their end customers.  Thus, a portion of the "deferred income on shipments to distributors" balance represents the amount of distributors' original purchase price that will be credited back to the distributor in the future.  The wide range and variability of negotiated price concessions granted to distributors does not allow us to accurately estimate the portion of the balance in the deferred income on shipments to distributors account that will be credited back to the distributors.  Therefore, we do not reduce deferred income on shipments to distributors or accounts receivable by anticipated future concessions; rather, price concessions are typically recorded against deferred income on shipments to distributors and accounts receivable when incurred, which is generally at the time the distributor sells the product.  At September 30, 2012, we had approximately $188.2 million of deferred revenue and $65.1 million in deferred cost of sales recognized as $123.1 million of deferred income on shipments to distributors.  At March 31, 2012, we had approximately $159.1 million of deferred revenue and $50.4 million in deferred cost of sales recognized as $108.7 million of deferred income on shipments to distributors.  The deferred income on shipments to distributors that will ultimately be recognized in our income statement will be lower than the amount reflected on the balance sheet due to additional price credits to be granted to the distributors when the product is sold to their customers.  These additional price credits historically have resulted in the deferred income approximating the overall gross margins that we recognize in the distribution channel of our business.

Distributor advances, reflected as a reduction of deferred income on shipments to distributors on our condensed consolidated balance sheets, totaled $55.0 million at September 30, 2012 and $51.7 million at March 31, 2012.  On sales to distributors, our payment terms generally require the distributor to settle amounts owed to us for an amount in excess of their ultimate cost.  The sales price to our distributors may be higher than the amount that the distributors will ultimately owe us because distributors often negotiate price reductions after purchasing the product from us and such reductions are often significant.  It is our practice to apply these negotiated price discounts to future purchases, requiring the distributor to settle receivable balances, on a current basis, generally within 30 days, for amounts originally invoiced.  This practice has an adverse impact on the working capital of our distributors.  As such, we have entered into agreements with certain distributors whereby we advance cash to the distributors to reduce the distributor's working capital requirements.  These advances are reconciled at least on a quarterly basis and are estimated based on the amount of ending inventory as reported by the distributor multiplied by a negotiated percentage.  Such advances have no impact on our revenue recognition or our condensed consolidated statements of income.  We process discounts taken by distributors against our deferred income on shipments to distributors' balance and true-up the advanced amounts generally after the end of each completed fiscal quarter.  The terms of these advances are set forth in binding legal agreements and are unsecured, bear no interest on unsettled balances and are due upon demand.  The agreements governing these advances can be canceled by us at any time.

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

Share-Based Compensation

We measure fair value and recognize compensation expense for all share-based payment awards, including grants of employee stock options, RSUs, stock appreciation rights, and employee stock purchase rights, to be recognized in our financial statements based on their respective grant date fair values.  Total share-based compensation during the six months ended September 30, 2012 was $31.4 million, of which $3.5 million was capitalized to inventory and $26.6 million was reflected in operating expenses.  Of the $26.6 million reflected in operating expenses, $7.8 million is related to the accelerated vesting of outstanding equity awards upon termination of certain SMSC executive officers. Total share-based compensation reflected in cost of sales during the six months ended September 30, 2012 was $3.9 million.  Total share-based compensation included in our inventory balance was $5.2 million at September 30, 2012.

Determining the appropriate fair-value model and calculating the fair value of share-based awards at the date of grant requires judgment.  The fair value of our RSUs is based on the fair market value of our common stock on the date of grant discounted for expected future dividends.  We use the Black-Scholes option pricing model to estimate the fair value of employee stock options and rights to purchase shares under our employee stock purchase plans.  Option pricing models, including the Black-Scholes model, also require the use of input assumptions, including expected volatility, expected life, expected dividend rate, and expected risk-free rate of return.  We use a blend of historical and implied volatility based on options freely traded in the open market as we believe this is more reflective of market conditions and a better indicator of expected volatility than using purely historical volatility.  The expected life of the awards is based on historical and other economic data trended into the future.  The risk-free interest rate assumption is based on observed interest rates appropriate for the terms of our awards.  The dividend yield assumption is based on our history and expectation of future dividend payouts.  We estimate the number of share-based awards which will be forfeited due to employee turnover.  Quarterly changes in the estimated forfeiture rate can have a significant effect on reported share-based compensation, as the effect of adjusting the rate for all expense amortization after April 1, 2006 is recognized in the period the forfeiture estimate is changed.  If the actual forfeiture rate is higher or lower than the estimated forfeiture rate, then an adjustment is made to increase or decrease the estimated forfeiture rate, which will result in a decrease or increase to the expense recognized in our financial statements.  If forfeiture adjustments are made, they would affect our gross margin, research and development expenses, and selling, general and administrative expenses.  The effect of forfeiture adjustments in the second quarter of fiscal 2013 was immaterial.

We evaluate the assumptions used to value our awards on a quarterly basis.  If factors change and we employ different assumptions, share-based compensation expense may differ significantly from what we have recorded in the past.  If there are any modifications or cancellations of the underlying unvested securities, we may be required to accelerate, increase or cancel any remaining unearned share-based compensation expense.  Future share-based compensation expense and unearned share-based compensation will increase to the extent that we grant additional equity awards to employees.

Inventories

Inventories are valued at the lower of cost or market using the first-in, first-out method.  We write down our inventory for estimated obsolescence or unmarketable inventory in an amount equal to the difference between the cost of inventory and the estimated market value based on assumptions about future demand and market conditions.  If actual market conditions are less favorable than those we projected, additional inventory write-downs may be required.  Inventory impairment charges establish a new cost basis for inventory and charges are not subsequently reversed to income even if circumstances later suggest that increased carrying amounts are recoverable.  In estimating our inventory obsolescence, we primarily evaluate estimates of demand over a 12-month period and record impairment charges for inventory on hand in excess of the estimated 12-month demand. Estimates for projected 12-month demand are based on the average shipments of the prior six-month period, which are then annualized to adjust for any potential seasonality in our business. The estimated 12-month demand is compared to our most recently developed sales forecast to further reconcile the 12-month demand estimate. Management reviews and adjusts the estimates as appropriate based on specific situations. For example, demand can be adjusted up for new products for which historic sales are not representative of future demand. Alternatively, demand can be adjusted down to the extent any existing products are being replaced or discontinued.

In periods where our production levels are substantially below our normal operating capacity, the reduced production levels of our manufacturing facilities are charged directly to cost of sales.  Approximately $4.5 million and $8.3 million was charged to cost of sales in the three and six months ended September 30, 2012, respectively, as a result of decreased production in our wafer fabs. There were no such charges in the three or six months ended September 30, 2011.

Income Taxes

As part of the process of preparing our condensed consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate.  This process involves estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes.  These differences result in deferred tax assets and liabilities, which are included within our condensed consolidated balance sheets.  We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income within the relevant jurisdiction and to the extent we believe that recovery is not likely, we must establish a valuation allowance.  We have provided valuation allowances for certain of our deferred tax assets, including state net operating loss carryforwards, foreign tax credits and state tax credits, where it is more likely than not that some portion, or all of such assets, will not be realized. At September 30, 2012, the valuation allowances totaled $105.1 million. Should we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.  At September 30, 2012, our gross deferred tax asset was $116.9 million.

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

Junior Subordinated Convertible Debentures

We separately account for the liability and equity components of our junior subordinated convertible debentures in a manner that reflects our nonconvertible debt (unsecured debt) borrowing rate when interest cost is recognized.  This results in a bifurcation of a component of the debt, classification of that component in equity and the accretion of the resulting discount on the debt to be recognized as part of interest expense in our condensed consolidated statements of income.  Additionally, certain embedded features of the debentures qualify as derivatives and are bundled as a compound embedded derivative that is measured at fair value.  Lastly, we include the dilutive effect of the shares of our common stock issuable upon conversion of the outstanding junior subordinated convertible debentures in our diluted income per share calculation regardless of whether the market price trigger or other contingent conversion feature has been met.  We apply the treasury stock method as we have adopted an accounting policy to settle the principal amount of the junior subordinated convertible debentures in cash.  This method results in incremental dilutive shares when the average fair value of our common stock for a reporting period exceeds the conversion price per share which was $27.36 at September 30, 2012 and adjusts as dividends are recorded in the future.

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

Results of Operations

The following table sets forth certain operational data as a percentage of net sales for the periods indicated:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	49.3	42.2	45.7	41.5
Gross profit	50.7	57.8	54.3	58.5
Research and development	16.7	13.3	15.4	12.7
Selling, general and administrative	18.7	15.0	17.3	15.0
Amortization of acquired intangible assets	7.3	0.8	4.3	0.8
Special charges	5.9	—	3.1	—
Operating income	2.1%	28.7%	14.2%	30.0%

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

Our net sales for the quarter ended September 30, 2012 were $383.3 million, an increase of 8.9% from the previous quarter's sales of $352.1 million, and an increase of 12.5% from net sales of $340.6 million in the quarter ended September 30, 2011. Our net sales for the six months ended September 30, 2012 were $735.4 million, an increase of 2.8% from net sales of $715.1 million in the six months ended September 30, 2011. The increases in net sales in these periods were due primarily to our acquisition of SMSC on August 2, 2012, offset in part by adverse general economic and semiconductor industry conditions. Average selling prices for our semiconductor products were up approximately 2.6% for the three-month period ended September 30, 2012 over the corresponding period of the previous fiscal year. Average selling prices for our semiconductor products were down approximately 0.7% for the six-month period ended September 30, 2012 over the corresponding period of the previous fiscal year. The number of units of our semiconductor products sold was up approximately 10.8% for the three-month period ended September 30, 2012, and up approximately 3.5% for the six-month period ended September 30, 2012 over the corresponding periods of the previous fiscal year.

The average selling prices and the unit volumes of our sales are impacted by the mix of our products sold and overall semiconductor market conditions.  Key factors related to the amount of net sales during the three and six-month periods ended September 30, 2012 compared to the three and six-month periods ended September 30, 2011 include:

•	our acquisition of SMSC;

•	global economic conditions in the markets we serve;

•	semiconductor industry conditions;

•	inventory holding patterns of our customers;

•	increasing semiconductor content in our customers' products;

•	customers' increasing needs for the flexibility offered by our programmable solutions;

•	our new product offerings that have increased our served available market; and

•	continued market share gains in the segments of the markets we address.

Sales by product line for the three and six months ended September 30, 2012 and 2011 were as follows (dollars in thousands):

	Three Months Ended				Six Months Ended
	September 30,				September 30,
	(unaudited)				(unaudited)
	2012	%	2011	%	2012	%	2011	%
Microcontrollers	$253,315	66.1	$226,995	66.6	$493,967	67.1	$482,752	67.5
Analog and interface products	70,069	18.3	42,275	12.4	117,253	15.9	84,850	11.9
Memory products	36,570	9.5	44,672	13.1	77,288	10.5	95,812	13.4
Technology licensing	20,121	5.3	21,984	6.5	40,403	5.5	42,631	6.0
Other	3,223	0.8	4,676	1.4	6,831	1.0	9,064	1.2
Total sales	$383,298	100.0%	$340,602	100.0%	$735,742	100.0%	$715,109	100.0%

Microcontrollers

Our microcontroller product line represents the largest component of our total net sales.  Microcontrollers and associated application development systems accounted for approximately 66.1% of our total net sales for the three-month period ended September 30, 2012 and approximately 67.1% of our total net sales for the six-month period ended September 30, 2012 compared to approximately 66.6% of our total net sales for the three-month period ended September 30, 2011 and approximately 67.5% of our total net sales for the six-month period ended September 30, 2011.

Net sales of our microcontroller products increased approximately 11.6% in the three-month period ended September 30, 2012 and approximately 2.3% in the six-month period ended September 30, 2012 compared to the three and six-month periods ended September 30, 2011. These sales increases were driven primarily by our acquisition of SMSC and market share gains which offset weak general economic and semiconductor industry conditions in the end markets that we serve including the consumer, automotive, industrial control, communications and computing markets.

Historically, average selling prices in the semiconductor industry decrease over the life of any particular product.  The overall average selling prices of our microcontroller products have remained relatively constant over time due to the proprietary nature of these products.  However, we have experienced, and expect to continue to experience, pricing pressure in certain microcontroller product lines, primarily due to competitive conditions.  We have been able in the past, and expect to be able in the future, to moderate average selling price declines in our microcontroller product lines by introducing new products with more features and higher prices.  We may be unable to maintain average selling prices for our microcontroller products as a result of increased pricing pressure in the future, which would adversely affect our operating results.

Analog and Interface Products

Sales of our analog and interface products accounted for approximately 18.3% of our total net sales for the three-month period ended September 30, 2012 and approximately 15.9% of our total net sales for the six-month period ended September 30, 2012 compared to approximately 12.4% of our total net sales for the three-month period ended September 30, 2011 and approximately 11.9% of our total net sales for the six-month period ended September 30, 2011.

Net sales of our analog and interface products increased approximately 65.7% in the three-month period ended September 30, 2012 and approximately 38.2% in the six-month period ended September 30, 2012 compared to the three and six-month periods ended September 30, 2011. These sales increases were driven primarily by our acquisition of SMSC, and market share gains achieved within the analog and interface market.

Analog and interface products can be proprietary or non-proprietary in nature.  Currently, we consider more than 80% of our analog and interface product mix to be proprietary in nature, where prices are relatively stable, similar to the pricing stability experienced in our microcontroller products.  The non-proprietary portion of our analog and interface business will experience price fluctuations driven primarily by the current supply and demand for those products.  We may be unable to maintain the average selling prices of our analog and interface products as a result of increased pricing pressure in the future, which would adversely affect our operating results.  We anticipate the proprietary portion of our analog and interface products will continue to increase over time.

Memory Products

Sales of our memory products accounted for approximately 9.5% of our total net sales for the three-month period ended September 30, 2012 and approximately 10.5% of our total net sales in the six-month period ended September 30, 2012 compared to approximately 13.1% of our total net sales for the three-month period ended September 30, 2011 and approximately 13.4% of our total net sales in the six-month period ended September 30, 2011.

Net sales of our memory products decreased approximately 18.1% in the three-month period ended September 30, 2012 and approximately 19.3% in the six-month period ended September 30, 2012 compared to the three and six-month periods ended September 30, 2011. These sales decreases were driven primarily by adverse customer demand conditions within the Serial EEPROM and Flash memory markets and weak general economic and semiconductor industry conditions.

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

Technology Licensing

Technology licensing revenue includes a combination of royalties associated with technology licensed for the use of our SuperFlash technology and fees for engineering services.  Technology licensing accounted for approximately 5.3% of our total net sales for the three-month period ended September 30, 2012 and approximately 5.5% of our total net sales for the six-month period ended September 30, 2012 compared to approximately 6.5% of our total net sales for the three-month period ended September 30, 2011 and approximately 6.0% of our total net sales for the six-month period ended September 30, 2011.

Net sales related to our technology licensing decreased approximately 8.5% in the three-month period ended September 30, 2012 and approximately 5.2% in the six-month period ended September 30, 2012 compared to the three and six-month periods ended September 30, 2011. These sales decreases were due primarily to adverse semiconductor industry and global economic conditions.

Other

Revenue from assembly and test subcontracting services performed during the three months ended September 30, 2012 accounted for approximately 0.8% of our total net sales compared to approximately 1.4% of our total net sales for the three months ended September 30, 2011. During the six months ended September 30, 2012, revenue from assembly and test subcontracting services accounted for approximately 1.0% of our total net sales compared to approximately 1.2% of our total net sales in the six months ended September 30, 2011.

Distribution

Distributors accounted for approximately 51% of our net sales in the three-month period ended September 30, 2012 and approximately 59% of our net sales in the three-month period ended September 30, 2011.  Distributors accounted for approximately 54% of our net sales in the six-month period ended September 30, 2012 and approximately 59% of our net sales in the six-month period ended September 30, 2011. The decrease in distributor net sales as a percentage of revenue was impacted by our acquisition of SMSC. Our distributors focus primarily on servicing the product requirements of a broad base of diverse customers.  We believe that distributors provide an effective means of reaching this broad and diverse customer base.  We believe that customers recognize Microchip for its products and brand name and use distributors as an effective supply channel.

Our largest distributor, Future Electronics, accounted for approximately 8% and 9% of our net sales in the three and six-month periods ended September 30, 2012, respectively, and approximately 10% of our net sales in each of the three and six-month periods ended September 30, 2011.

Generally, we do not have long-term agreements with our distributors and we, or our distributors, may terminate our relationships with each other with little or no advanced notice.  The loss of, or the disruption in the operations of, one or more of our distributors could reduce our future net sales in a given quarter and could result in an increase in inventory returns.

At September 30, 2012 and March 31, 2012, our distributors maintained 31 days of inventory of our products.  Over the past three fiscal years, the days of inventory maintained by our distributors have fluctuated between 31 days and 47 days.  We do not believe that inventory holding patterns at our distributors will materially impact our net sales, due to the fact that we recognize revenue based on sell-through for all our distributors.

Sales by Geography

Sales by geography for the three and six-month periods ended September 30, 2012 and 2011 were as follows (dollars in thousands):

	Three Months Ended				Six Months Ended
	September 30,				September 30,
	(unaudited)				(unaudited)
	2012	%	2011	%	2012	%	2011	%
Americas	$79,533	20.8	$71,695	21.1	$151,536	20.6	$150,801	21.1
Europe	83,679	21.8	81,815	24.0	160,985	21.9	171,214	23.9
Asia	220,086	57.4	187,092	54.9	422,911	57.5	393,094	55.0
Total sales	$383,298	100.0%	$340,602	100.0%	$735,432	100.0%	$715,109	100.0%

Americas sales include sales to customers in the U.S., Canada, Central America and South America. Sales to foreign customers accounted for approximately 82% of our net sales in each of the three and six-month periods ended September 30, 2012 and 2011. Substantially all of our foreign sales are U.S. Dollar denominated.  Sales to customers in Asia have generally increased over time due to many of our customers transitioning their manufacturing operations to Asia and growth in demand from the emerging Asian market.  Our sales force in the Americas and Europe supports a significant portion of the design activity for products which are ultimately shipped to Asia.

Gross Profit

Our gross profit was $194.2 million in the three months ended September 30, 2012 and $196.7 million in the three months ended September 30, 2011.  Our gross profit was $399.0 million in the six months ended September 30, 2012 and $418.2 million in the six months ended September 30, 2011. Gross profit as a percent of sales was 50.7% in the three months ended September 30, 2012 and 57.8% in the three months ended September 30, 2011.  Gross profit as a percentage of sales was 54.3% in the six months ended September 30, 2012 and 58.5% in the six months ended September 30, 2011.

The most significant factors affecting our gross profit percentage in the periods covered by this Form 10-Q were:

•
charges of approximately $22.7 million and $24.2 million in the three and six months ended September 30, 2012, respectively, related to acquired inventory valuation adjustments as a result of our acquisition activity reducing margins below their historical levels;

•
production levels being below the range of normal capacity levels, resulting in under absorption of fixed costs, in the three and six months ended September 30, 2012 compared to being at or above normal capacity levels in the three and six months ended September 30, 2011;

•
for each of the three and six-month periods ended September 30, 2012 and 2011, inventory write-downs being higher than the gross margin impact of sales of inventory that was previously written down; and

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

We adjust our wafer fabrication and assembly and test capacity utilization as required to respond to actual and anticipated business and industry-related conditions.  During each of the three and six-month periods ended September 30, 2012, we operated below normal capacity levels, which we typically consider to be 90% to 95% of the actual capacity of our installed equipment, in our wafer fabrication facilities in response to weaker global economic conditions. As a result, approximately $4.5 million and $8.3 million was charged to cost of sales in the three and six months ended September 30, 2012, respectively, due to decreased production. We further reduced the wafer starts in our fabs in late September 2012, which will negatively impact our gross profit in the December 2012 quarter. Our wafer fabrication facilities operated at or above normal capacity levels during the three and six months ended September 30, 2011. When production levels are below normal capacity, we charge cost of sales for the unabsorbed capacity. Similar to our wafer fabs, we operated below normal capacity levels in our Thailand assembly and test facility during the three and six months ended September 30, 2012 which had a negative impact on our gross margin. During the three and six months ended September 30, 2011, we operated at normal capacity levels at our Thailand facility.

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

Our overall inventory levels were $289.5 million at September 30, 2012, compared to $217.3 million at March 31, 2012.  Included in our September 30, 2012 inventory balance is approximately $26.2 million related to SMSC inventory fair value adjustments required under the purchase method of accounting. We maintained 140 days of inventory on our balance sheet at September 30, 2012 compared to 138 days of inventory at March 31, 2012.  We expect our inventory levels in the December 2012 quarter to decline as the SMSC inventory fair value adjustments are recognized in the statement of income as the acquired product is sold. We believe our existing level of inventory will allow us to maintain competitive lead times and provide strong delivery performance to our customers and allow us to keep our fiscal 2014 capital expenditures at low levels.

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

At September 30, 2012, approximately 60% of our assembly requirements were performed in our Thailand facility compared to approximately 67% of our assembly requirements at September 30, 2011.  The percentage of our assembly work that is performed internally fluctuates over time based on supply and demand conditions in the semiconductor industry and our internal capacity capabilities.  Third-party contractors located in Asia perform the balance of our assembly operations.  At September 30, 2012, approximately 84% of our test requirements were performed in our Thailand facility compared to approximately 92% of our test requirements being performed in our Thailand facility at September 30, 2011.  The primary reason for the decreased percentages of internal assembly and test production is our acquisition of SMSC as SMSC primarily outsources these manufacturing activities. We believe that the assembly and test operations performed at our Thailand facility provide us with significant cost savings when compared to contractor assembly and test costs, as well as increased control over these portions of the manufacturing process.

We rely on outside wafer foundries for a portion of our wafer fabrication requirements. In the six months ended September 30, 2012, approximately 26% of our total net sales related to wafers purchased from outside foundries. In the six months ended September 30, 2011, approximately 20% of our total net sales related to wafers purchased from outside foundries. The primary reason for the increased percentage in the six months ended September 30, 2012 is our acquisition of SMSC as SMSC relies solely on outside wafer foundries for their wafer fabrication requirements.

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

Research and Development (R&D)

R&D expenses for the three months ended September 30, 2012 were $64.1 million, or 16.7% of net sales, compared to $45.4 million, or 13.3% of net sales, for the three months ended September 30, 2011.  R&D expenses for the six months ended September 30, 2012 were $112.9 million, or 15.4% of net sales, compared to $90.7 million, or 12.7% of net sales, for the six months ended September 30, 2011. We are committed to investing in new and enhanced products, including development systems software, and in our design and manufacturing process technologies.  We believe these investments are significant factors in maintaining our competitive position.  R&D costs are expensed as incurred.  Assets purchased to support our ongoing research and development activities are capitalized when related to products which have achieved technological feasibility or that have alternative future uses and are amortized over their expected useful lives.  R&D expenses include labor, depreciation, masks, prototype wafers, and expenses for the development of process technologies, new packages, and software to support new products and design environments.

R&D expenses increased $18.7 million, or 41.2%, for the three months ended September 30, 2012 over the same period last year.  R&D expenses increased $22.2 million, or 24.5%, for the six months ended September 30, 2012 over the same period last year.  The primary reasons for the increases in R&D costs over these periods were higher headcount costs, mask expenses and additional costs from our acquisition of SMSC, offset by reductions in bonus costs.

Selling, General and Administrative

Selling, general and administrative expenses for the three months ended September 30, 2012 were $71.8 million, or 18.7% of net sales, compared to $51.0 million, or 15.0% of net sales, for the three months ended September 30, 2011.  Selling, general and administrative expenses for the six months ended September 30, 2012 were $127.4 million, or 17.3% of net sales, compared to $107.5 million, or 15.0% of net sales, for the six months ended September 30, 2011. Selling, general and administrative expenses include salary and other expenses related to field sales, marketing and administrative personnel, advertising and promotional expenditures and legal expenses.  Selling, general and administrative expenses also include costs related to our direct sales force and field applications engineers who work in sales offices worldwide to stimulate demand by assisting customers in the selection and use of our products.

Selling, general and administrative expenses increased $20.8 million, or 40.7%, for the three months ended September 30, 2012 over the same period last year.  Selling, general and administrative expenses increased $19.8 million, or 18.5%, for the six months ended September 30, 2012 over the same period last year. The primary reasons for the dollar increases in selling, general and administrative costs over these periods were additional costs from our acquisition of SMSC offset by reductions in bonus costs and other discretionary spending.

Amortization of Acquired Intangible Assets

We identified certain amounts of amortization of acquired intangible assets that were incorrectly included within cost of sales. We have corrected this presentation in the current period and have conformed previous periods to the correct presentation. The effect on cost of sales, gross profit and gross margins is immaterial in all periods and is reflected in Note 4 to the condensed consolidated financial statements. Additionally, in the current period, we determined we would separately present amortization of acquired intangible assets within operating expenses, rather than including the amortization within selling, general and administrative expenses. We believe this presentation better aligns with management's internal reporting and better reflects the ongoing costs of our operations.

Amortization of acquired intangible assets for the three and six months ended September 30, 2012 were $27.9 million and $31.9 million, respectively. Amortization of acquired intangible assets for the three and six months ended September 30, 2011 were $2.7 million and $5.5 million, respectively. The primary reason for the increases in amortization costs were intangible assets acquired as a result of our acquisition of SMSC.

Special Charges

During the three months ended September 30, 2012, we incurred approximately $10.9 million of severance related, office closing costs, and other costs associated with the acquisition of SMSC. Also, during the three months ended September 30, 2012, we incurred legal settlement costs of approximately $11.5 million for certain legal matters related to Silicon Storage Technology, Inc. (which we acquired in April 2010) in excess of previously accrued amounts.

There were no special charges in the three months ended June 30, 2012 or the three and six months ended September 30, 2011.

Other Income (Expense)

Interest income in the three and six months ended September 30, 2012 was $3.7 million and $8.1 million, respectively, compared to interest income of $4.0 million and $8.0 million, respectively, in the three and six months ended September 30, 2011. The primary reason for the decreases in interest income during these periods was due to investments with lower yields and lower invested cash balances. Interest expense in the three and six months ended September 30, 2012 was $10.8 million and $19.9 million, respectively, compared to $8.9 million and $16.9 million, respectively, in the three and six months ended September 30, 2011.  The primary reason for the increases in interest expense in the three and six months ended September 30, 2012 relates to increased borrowings under our credit facility to partially finance our acquisition of SMSC. Other income, net in the three and six months ended September 30, 2012 was $1.1 million and $0.5 million, respectively, compared to other expense, net of $2.5 million and $1.4 million, respectively, in the three and six months ended September 30, 2011. The change in other income (expense), net in the three and six months primarily relates to fluctuations on our foreign currency derivatives, prior year losses of $1.9 million related to our publicly traded securities, and a $1.3 million gain related to the sale of inventory previously considered discontinued.

Provision for Income Taxes

Our provision for income taxes reflects tax on foreign earnings and federal and state tax on U.S. earnings.  We had an effective tax rate from continuing operations of 38.1% for the six-month period ended September 30, 2012 and 12.5% for the six-month period ended September 30, 2011.  Our effective tax rate was higher in the September 30, 2012 period compared to the previous fiscal year due to certain tax expenses associated with our acquisition of SMSC. In future periods, excluding any changes in tax law, non recurring tax events or the tax impact of acquisition activities, we expect our effective tax rate to be lower than 20%.

Various taxing authorities in the U.S. and other countries in which we do business are increasing their scrutiny of the tax structures employed by businesses.  Companies of our size and complexity are regularly audited by the taxing authorities in the jurisdictions in which they conduct significant operations.  For U.S. federal, and in general for U.S. state tax returns, our fiscal 2009 through fiscal 2012 tax returns remain open for examination by the taxing authorities. The I.R.S. is currently auditing our fiscal 2009 and fiscal 2010 tax returns. We recognize liabilities for anticipated tax audit issues in the U.S. and other tax jurisdictions based on our estimate of whether, and the extent to which, additional tax payments are probable.  We believe that we maintain adequate tax reserves to offset any potential tax liabilities that may arise upon these and other pending audits in the U.S. and other countries in which we do business.  If such amounts ultimately prove to be unnecessary, the resulting reversal of such reserves would result in tax benefits being recorded in the period the reserves are no longer deemed necessary.  If such amounts ultimately prove to be less than any final assessment, a future charge to expense would be recorded in the period in which the assessment is determined.

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

Liquidity and Capital Resources

We had $1,707.4 million in cash, cash equivalents and short-term and long-term investments at September 30, 2012, a decrease of $80.2 million from the March 31, 2012 balance.  The decrease in cash, cash equivalents and short-term and long-term investments over this time period is primarily attributable to cash generated from operating activities being offset by dividend payments of $135.9 million and cash of $312.7 million used for our acquisition of SMSC.

Net cash provided from operating activities was $192.3 million for the six-month period ended September 30, 2012 compared to $238.1 million for the six-month period ended September 30, 2011.  The decrease in cash flow from operations in the six-month period ended September 30, 2012 compared to the six-month period ended September 30, 2011 was primarily due to lower net income during the six-month period ended September 30, 2012.

During the six months ended September 30, 2012, net cash used in investing activities was $873.2 million compared to net cash used in investing activities of $160.8 million for the six months ended September 30, 2011.  The increase in net cash used in investing activities was due primarily to $731.7 million of cash consideration, net of $180.9 million of cash and cash equivalents acquired, used in our acquisition of SMSC.

Our level of capital expenditures varies from time to time as a result of actual and anticipated business conditions.  Capital expenditures in the six months ended September 30, 2012 were $26.2 million compared to $52.4 million in the six months ended September 30, 2011.  Capital expenditures are primarily for the expansion of production capacity and the addition of research and development equipment.  We currently intend to spend approximately $50.0 million during the next twelve months to invest in equipment and facilities to maintain, and selectively increase capacity to meet our currently anticipated needs.

We expect to finance our capital expenditures through our existing cash balances and cash flows from operations.  We believe that the capital expenditures anticipated to be incurred over the next twelve months will provide sufficient manufacturing capacity to meet our currently anticipated needs.

Net cash provided by financing activities was $480.5 million for the six months ended September 30, 2012 compared to net cash used in financing activities of $106.0 million for the six months ended September 30, 2011.  We received cash proceeds from borrowings under our credit agreement of $600.0 million during the six months ended September 30, 2012 which was used to partially finance our acquisition of SMSC. We paid cash dividends to our stockholders of $135.9 million in the six months ended September 30, 2012 and $132.1 million in the six months ended September 30, 2011. Proceeds from the exercise of stock options and employee purchases under our employee stock purchase plans were $16.3 million for the six months ended September 30, 2012 and $25.7 million for the six months ended September 30, 2011.

On August 12, 2011, we entered into a credit agreement with certain lenders.  The credit agreement provides for a $750 million revolving credit facility, with a $100 million foreign currency sublimit, a $25 million letter of credit sublimit and a $15 million swingline loan sublimit, terminating on August 12, 2016. The credit agreement also contains an increase option permitting us, subject to certain requirements, to arrange with existing lenders and/or new lenders for them to provide up to an aggregate of $250 million in additional commitments, which may be for revolving loans or term loans. Proceeds of loans made under the credit agreement may be used for working capital and general corporate purposes. At September 30, 2012, $600.0 million of borrowings were outstanding under the credit agreement.  See Note 15 of the notes to condensed consolidated financial statements for more information regarding the credit agreement.

On August 2, 2012, we closed our previously announced acquisition of SMSC and SMSC became a wholly owned subsidiary of Microchip.  Upon the closing of the acquisition, each share of common stock of SMSC was cancelled and automatically converted into the right to receive $37.00 in cash, without interest and less any applicable withholding taxes.  We financed the transaction using approximately $312.7 million of our existing balance of cash, cash equivalents and short-term investments and borrowings of approximately $600.0 million under our existing credit agreement. At August 2, 2012, SMSC had approximately $205.2 million of cash, cash equivalents and long-term investments on its balance sheet.

Our total cash, cash equivalents, short-term investments and long-term investments held by our foreign subsidiaries was $1,643.4 million at September 30, 2012 and $1,381.1 million at March 31, 2012. Under current tax laws and regulations, if accumulated earnings and profits held by our foreign subsidiaries that U.S. taxes had not previously been provided for were to be distributed to the U.S. in the form of dividends or otherwise, we would be subject to additional U.S. income taxes and foreign withholding taxes. The balance of cash, cash equivalents, short-term investments and long-term investments available for U.S. operations as of September 30, 2012 and March 31, 2012 was approximately $150.0 million and $406.5 million, respectively. We utilize a variety of tax planning and financing strategies with the objective of having our worldwide cash available in the locations in which it is needed; however, there can be no assurance that we will not determine to repatriate some of our offshore earnings in future periods to fund stockholder dividends, share repurchases, acquisitions or other corporate activities if circumstances change in the future.  We expect that a significant portion of our future cash generation will be in our foreign subsidiaries.

We enter into derivative transactions from time to time in an attempt to reduce our exposure to currency rate fluctuations.  Although none of the countries in which we conduct significant foreign operations has had a highly inflationary economy in the last five years, there is no assurance that inflation rates or fluctuations in foreign currency rates in countries where we conduct operations will not adversely affect our operating results in the future.  At September 30, 2012, we had no foreign currency forward contracts outstanding.

On December 11, 2007, we announced that our Board of Directors had authorized the repurchase of up to an additional 10.0 million shares of our common stock in the open market or in privately negotiated transactions.  As of September 30, 2012, we had repurchased 7.5 million shares under this 10.0 million share authorization for a total of $234.7 million.  There is no expiration date associated with this program.  The timing and amount of future repurchases will depend upon market conditions, interest rates, and corporate considerations.

As of September 30, 2012, we held approximately 24.3 million shares as treasury shares.

On October 28, 2002, we announced that our Board of Directors had approved and instituted a quarterly cash dividend on our common stock.  A quarterly dividend of $0.351 per share was paid on September 5, 2012 in the aggregate amount of $68.1 million. A quarterly dividend of $0.352 per share was declared on November 8, 2012 and will be paid on December 6, 2012 to stockholders of record as of November 21, 2012. We expect the aggregate December cash dividend to be approximately $68.5 million. Our Board is free to change our dividend practices at any time and to increase or decrease the dividend paid, or not to pay a dividend on our common stock on the basis of our results of operations, financial condition, cash requirements and future prospects, and other factors deemed relevant by our Board.  Our current intent is to provide for ongoing quarterly cash dividends depending upon market conditions, our results of operations, and potential changes in tax laws.

We believe that our existing sources of liquidity combined with cash generated from operations will be sufficient to meet our currently anticipated cash requirements for at least the next 12 months.  However, the semiconductor industry is capital intensive.  In order to remain competitive, we must constantly evaluate the need to make significant investments in capital equipment for both production and research and development.  We may further borrow under our credit agreement or seek additional equity or debt financing from time to time to maintain or expand our wafer fabrication and product assembly and test facilities, or for acquisitions or other purposes.  The timing and amount of any such financing requirements will depend on a number of factors, including demand for our products, changes in industry conditions, product mix, competitive factors and our ability to identify suitable acquisition candidates.  There can be no assurance that such financing will be available on acceptable terms, and any additional equity financing would result in incremental ownership dilution to our existing stockholders.

Contractual Obligations

There have not been any material changes in our contractual obligations from what we disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2012, other than those obligations at September 30, 2012 that result from our acquisition of SMSC. The obligations that resulted from our acquisition of SMSC include approximately $40.9 million of operating lease obligations through fiscal year 2027, $12.4 million of inventory purchase commitments through fiscal year 2013 and approximately $17.7 million of other contractual obligations in which approximately $13.3 million run through fiscal year 2017 and approximately $4.4 million run through periods thereafter. We funded $600.0 million of the purchase price of our SMSC acquisition from borrowings under our credit facility which facility terminates on August 16, 2016.

Off-Balance Sheet Arrangements

As of September 30, 2012, we are not involved in any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Our investments are intended to establish a high-quality portfolio that preserves principal, meets liquidity needs, avoids inappropriate concentrations, and delivers an appropriate yield in relationship to our investment guidelines and market conditions. Our investment portfolio, consisting of fixed income securities, money market funds, cash deposits, and marketable securities that we hold on an available-for-sale basis, was $1,707.4 million as of September 30, 2012 compared to $1,787.6 million as of March 31, 2012. Our available-for-sale debt securities, like all fixed income instruments, are subject to interest rate risk and will decline in value if market interest rates increase.  We have the ability to hold our fixed income investments until maturity and, therefore, we would not expect to recognize any material adverse impact in income or cash flows if market interest rates increase.

At September 30, 2012, $34.3 million of the fair value of our investment portfolio was invested in ARS.  Historically, the carrying value of ARS approximated fair value due to the frequent resetting of the interest rates.  If an auction fails for amounts we have invested, our investment will not be liquid. With the continuing liquidity issues experienced in the global credit and capital markets, our ARS have experienced multiple failed auctions.  While we continue to earn interest on these investments based on a pre-determined formula with spreads tied to particular interest rate indices, the estimated market value for a portion of these ARS no longer approximates the original purchase value. The fair value of the failed ARS of $34.3 million has been estimated based on market information and estimates determined by management and could change significantly based on market conditions.  We evaluated the impairments in the value of these ARS, determining our intent to sell these securities prior to the recovery of our amortized cost basis, which resulted in some of the securities being other-than-temporarily impaired and recognized impairment charges on these investments of $0.3 million in the quarter ended September 30, 2012.  If the issuers are unable to successfully close future auctions or if their credit ratings deteriorate further, we may be required to further adjust the carrying value of the investments through an additional impairment charge to earnings.

Investments in Marketable Equity Investments

Our available-for-sale marketable equity investments at September 30, 2012 consist of shares of public company common stock, the value of which is determined by the closing price of such shares on the respective markets on which the shares are traded as of the balance sheet date.  These investments are classified as marketable securities and accounted for under the provisions of ASC 320 Investments -- Debt and Equity Securities.  The market value of these investments was approximately $4.4 million at September 30, 2012 compared to our cost basis of approximately $5.3 million.  The value of our investments in these securities would be materially impacted if there was a significant change in the market price of the shares.  A hypothetical 30% favorable or unfavorable change in the stock prices compared to the stock prices at September 30, 2012 would have affected the value of our investments in marketable equity securities by approximately $1.3 million.  See Note 7 to our condensed consolidated financial statements for additional information about our investments in these marketable securities.

Investments in Non-Marketable Equity Investments

We have non-marketable equity investments in several companies ranging from early-stage companies to more mature companies with established revenue and business models.  These companies are dependent upon the successful execution of their product and technology development, acceptance of their products and technology in the markets they serve, and financial and operational efficiency.  If any of these private companies are unsuccessful in these and other related initiatives, or if there are factors beyond their control in the markets which they serve, their performance could be materially adversely affected resulting in a loss of some or all of their value, which would in turn require us to determine if an other-than-temporary impairment to fair value exists in such private equity or debt investments.  If an other-than-temporary impairment of fair value exists, we will need to write down the investment to its fair value and recognize the related impairment charge to our income statement.  Our non-marketable equity investments, excluding those accounted for under the equity method, had a carrying amount of $5.9 million as of September 30, 2012.  As of September 30, 2012, the carrying amount of our non-marketable equity method investments was $2.1 million.

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

Changes in Internal Control over Financial Reporting

On August 2, 2012, we acquired SMSC which operated under its own set of systems and internal controls. During the three months ended September 30, 2012, we transitioned certain of SMSC's processes to our internal control processes; however, we are separately maintaining many of SMSC's internal controls until we are able to complete the integration of SMSC's operations into our systems and control environment.  We currently expect this transition to be complete by the end of fiscal 2013.

Other than with respect to our transition of SMSC to our systems and control environment as described above, during the three months ended September 30, 2012, there was no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The manufacture and assembly of integrated circuits, particularly non-volatile, erasable CMOS memory and logic devices such as those that we produce, are complex processes. These processes are sensitive to a wide variety of factors, including the level of contaminants in the manufacturing environment, impurities in the materials used, the performance of our wafer fabrication and assembly and test personnel and equipment, and other quality issues. As is typical in the semiconductor industry, we have from time to time experienced lower than anticipated manufacturing yields. Our operating results will suffer if we are unable to maintain yields at approximately the current levels. This could include delays in the recognition of revenue, loss of revenue or future orders, and customer-imposed penalties for failure to meet contractual shipment deadlines. Our operating results are also adversely affected when we operate at less than optimal capacity. During the third and fourth quarters of fiscal 2009, we reduced wafer starts in both Fab 2 and Fab 4, implemented rotating unpaid time off and had multiple planned shutdowns in our Thailand facility to help control inventory levels in response to adverse economic conditions. This lower capacity utilization resulted in certain costs being charged directly to expense and lower gross margins. From the March 2010 quarter through the September 2011 quarter, we were running at more optimal levels of capacity utilization. However, in the third quarter of fiscal 2012, we reduced wafer starts in both Fab 2 and Fab 4, to help control inventory balances in response to a slowdown in global economic conditions. We continued with the reduced level of wafer starts through the first quarter of fiscal 2013. These actions had a negative impact on our gross profit. We further reduced the wafer starts in our fabs in late September 2012 which will negatively impact our gross profit in the December 2012 quarter.

We may not fully realize the anticipated benefits of our completed or future acquisitions or divestitures, including our recently completed acquisition of SMSC.

We have acquired, and expect in the future to acquire, additional businesses that we believe will complement or augment our existing businesses. In this regard, on August 2, 2012, we completed our acquisition of SMSC, a publicly traded semiconductor company. The integration process for our acquisitions, including our acquisition of SMSC, may be complex, costly and time consuming and include unanticipated issues, expenses and liabilities. We may not be able to successfully or profitably integrate, operate, maintain and manage any newly acquired operations or employees. We may not be able to maintain uniform standards, procedures and policies and we may be unable to realize the expected synergies and cost savings from the integration. There may be increased risk due to integrating financial reporting and internal control systems. We may have difficulty in developing, manufacturing and marketing the products of a newly acquired company (including SMSC), or in growing the business at the rate we anticipate. Following an acquisition, we may not achieve the revenue or net income levels that justify the acquisition. We may suffer loss of key employees, customers and strategic partners of acquired companies and it may be difficult to implement our corporate culture at acquired companies. We may be subject to claims by terminated employees, shareholders of acquired companies and other third parties related to the transaction. Acquisitions may also result in one-time charges (such as acquisition-related expenses, write-offs, restructuring charges, or future impairment of goodwill), contingent liabilities, adverse tax consequences, additional stock-based compensation expense and other charges that adversely affect our operating results. Additionally, we may fund acquisitions of new businesses or strategic alliances by utilizing cash, borrowings under our credit agreement, raising debt, issuing shares of common stock, or other mechanisms.

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

Sales through distributors accounted for approximately 54% of our net sales in the first six months of fiscal 2013 and approximately 59% of our net sales in fiscal 2012. Our largest distributor accounted for approximately 9% of our net sales in the first six months of fiscal 2013 and approximately 10% of our net sales in fiscal 2012. We do not have long-term agreements with our distributors and we and our distributors may each terminate our relationship with little or no advance notice.

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

We use several contractors located in Asia for a portion of the assembly and testing of our products. We also rely on outside wafer foundries for a portion of our wafer fabrication. Our reliance on third party contractors and foundries has increased as a result of our acquisition of SMSC. Although we own the majority of our manufacturing resources, the disruption or termination of any of our contractors could harm our business and operating results.

Our use of third parties involves some reduction in our level of control over the portions of our business that we subcontract. Our future operating results could suffer if any contractor were to experience financial, operational or production difficulties or situations when demand exceeds capacity, or if they were unable to maintain manufacturing yields, assembly and test yields and costs at approximately their current levels, or if due to their locations in foreign countries they were to experience political upheaval or infrastructure disruption. Further, procurement of required products and services from third parties is done by purchase orders and contracts. If these third parties are unable or unwilling to timely deliver products or services conforming to our quality standards, we may not be able to qualify additional manufacturing sources for our products in a timely manner or at all, and such arrangements, if any, may not be on favorable terms to us. In such event, we could experience an interruption in production, an increase in manufacturing and production costs or a decline in product reliability, and our business and operating results could be adversely affected.

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

We do not typically enter into long-term contracts with our customers and we cannot be certain about future order levels from our customers. When we do enter into customer contracts, the contract is generally cancelable at the convenience of the customer. Even though we had approximately 78,000 customers and our ten largest direct customers made up approximately 10% of our total revenue for the six months ended September 30, 2012, cancellation of customer contracts could have an adverse impact on our revenue and profits. SMSC has a higher concentration of larger customers and we expect the overall percentage of revenue from our top ten customers to increase as SMSC's revenue is fully reflected in our operating results over the next year.

As the practice has become more commonplace in the industry, we have entered into contracts with certain customers that differ from our standard terms of sale. Further, as a result of our acquisition of SMSC, we have inherited certain customer contracts that differ from our standard terms of sale. For example, under our non-standard contracts (including SMSC contracts) we may commit to supply specific quantities of products on scheduled delivery dates, or agree to extend our obligations for certain liabilities such as warranties or indemnification for claims of intellectual property infringement. Where we agree to special supply terms and become unable to supply the customer as required under the contract, the customer may incur additional production costs, lost revenues due to subsequent delays in their own manufacturing schedule, or quality-related issues. Where we agree to special warranty or higher indemnification provisions, we may be liable for the customer's costs, expenses and damages associated with their claims and we may be obligated to defend the customer against claims of intellectual property infringement and pay the associated legal fees. While we try to limit the number of contracts that we sign which contain such special provisions, manage the risks underlying such liabilities and set caps on our liability exposure, such provisions do expose us to significant additional risks and could result in a material adverse impact on our results of operation and financial condition.

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

Sales to foreign customers account for a substantial portion of our net sales. During the first six months of fiscal 2013 and during fiscal 2012, approximately 82% of our net sales were made to foreign customers. We purchase a substantial portion of our raw materials and equipment from foreign suppliers. In addition, we own product assembly and testing facilities located near Bangkok, Thailand, which has experienced periods of political instability in the past. From time to time, Thailand has also experienced periods of severe flooding. There can be no assurance that any future flooding in Thailand would not have a material adverse impact on our operations. We use various foreign contractors for a portion of our assembly and testing and wafer fabrication requirements. Substantially all of our finished goods inventory is maintained in Thailand.

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

Fluctuations in foreign currency exchange rates could adversely impact our operating results.

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

As required by the Dodd-Frank Wall Street Reform and Consumer Protection Act, the SEC recently established new disclosure and reporting requirements regarding the use of “conflict” minerals mined from the Democratic Republic of Congo and adjoining countries in products, whether or not these products are manufactured by third parties. When these new requirements are implemented, they could affect the sourcing and availability of minerals used in the manufacture of semiconductor devices (including our products), and there will be additional costs associated with complying with the disclosure requirements, such as costs related to determining the source of any conflict minerals used in our products. Also, since our supply chain is complex, we may face reputational challenges if we are unable to sufficiently verify the origins for all metals used in our products through the procedures we may implement. We may also encounter challenges to satisfy those customers who require that all of the components of our products are certified as conflict free. If we are not able to meet customer requirements, customers may choose to disqualify us as a supplier and we may have to write off inventory in the event that it cannot be sold.

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

The market price of our common stock has fluctuated significantly in the past and is likely to fluctuate in the future. The future trading price of our common stock could be subject to wide fluctuations in response to a variety of factors, many of which are beyond our control, including, but not limited to:

•	quarterly variations in our operating results and the operating results of other technology companies;

•	general conditions in the semiconductor industry;

•	global economic and financial conditions;

•	changes in analysts' estimates of our financial performance or buy/sell recommendations;

•	changes in our financial guidance or our failure to meet such guidance;

•	any acquisitions we pursue or complete; and

•	actual or anticipated announcements of technical innovations or new products by us or our competitors.

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

We review our long-lived assets, including goodwill and other intangible assets, for impairment annually in the fourth fiscal quarter or whenever events or changes in circumstances indicate that the carrying amount of those assets may not be recoverable. Factors that may be considered in assessing whether goodwill or intangible assets may not be recoverable include a decline in our stock price or market capitalization, reduced estimates of future cash flows and slower growth rates in our industry. Our valuation methodology for assessing impairment requires management to make judgments and assumptions based on historical experience and to rely heavily on projections of future operating performance. Because we operate in highly competitive environments, projections of future operating results and cash flows may vary significantly from our actual results. No goodwill or long-lived asset impairment charges were recorded in fiscal 2012 or the first six months of fiscal 2013.

Our financial condition and results of operations could be adversely affected if we do not effectively manage our current or future debt.

As a result of our sale of $1.15 billion of principal value 2.125% junior subordinated convertible debentures in December 2007, we have a substantially greater amount of long-term debt than we have maintained in the past. In August 2011, we entered into a $750 million revolving credit agreement. We borrowed approximately $600.0 million under such credit agreement to fund the closing of our acquisition of SMSC on August 2, 2012. Our maintenance of substantial levels of debt could adversely affect our ability to take advantage of corporate opportunities and could adversely affect our financial condition and results of operations. We may need or desire to refinance all or a portion of our debentures or any other future indebtedness and there can be no assurance that we will be able to refinance any of our indebtedness on commercially reasonable terms, if at all.

Conversion of our debentures will dilute the ownership interest of existing stockholders, including holders who had previously converted their debentures.

The conversion of some or all of our outstanding debentures will dilute the ownership interest of existing stockholders to the extent we deliver common stock upon conversion of the debentures. Upon conversion, we may satisfy our conversion obligation by delivering cash, shares of common stock or any combination, at our option. If upon conversion we elect to deliver cash for the lesser of the conversion value and principal amount of the debentures, we would pay the holder the cash value of the applicable number of shares of our common stock. Upon conversion, we intend to satisfy the lesser of the principal amount or the conversion value of the debentures in cash. If the conversion value of a debenture exceeds the principal amount of the debenture, we may also elect to deliver cash in lieu of common stock for the conversion value in excess of the one thousand dollars principal amount (i.e., the conversion spread). There would be no adjustment to the numerator in the net income per common share computation for the cash settled portion of the debentures as that portion of the debt instrument will always be settled in cash. The conversion spread will be included in the denominator for the computation of diluted net income per common share. Any sales in the public market of any common stock issuable upon conversion of our debentures could adversely affect prevailing market prices of our common stock. In addition, the existence of the debentures may encourage short selling by market participants because the conversion of the debentures could be used to satisfy short positions, or anticipated conversion of the debentures into shares of our common stock could depress the price of our common stock.

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

Our investments in available-for-sale marketable securities at September 30, 2012 consist of shares of public company common stock, the value of which is determined by the closing price of such shares on the respective markets on which the shares are traded as of our balance sheet date. The market value of these investments was approximately $4.4 million at September 30, 2012. The stock prices of these securities could materially decrease due to company performance or market-related activity, negatively affecting the value of these investments. If we wanted to liquidate these investments at a time in which the stock prices had decreased from current levels, our realized return would be materially and adversely affected. Depending on the number of shares we desire to sell relative to the daily trading volume in the shares, in the event we desire to sell our marketable securities, it may take several weeks or months to dispose of our position and our efforts to sell could drive down the price of the shares we are selling.

We may not realize a return on our non-marketable equity investments.

At September 30, 2012, we had investments of $8.0 million in several privately held companies ranging from early-stage companies to more mature companies with established revenue and business models. Many factors are critical to the success of these companies, including product and technology development, market acceptance of their products and technology, and achievement of financial and operational efficiencies. If any of these private companies are unsuccessful as a result of these or other factors, we could lose all or part of our investment in that company. Also, if we determine that an other-than-temporary impairment to fair value exists in any of our non-marketable equity investments, we will need to write down the investment to its fair value and recognize the related impairment charge.

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

At September 30, 2012, $34.3 million of the fair value of our investment portfolio was invested in ARS.  Historically, the carrying value of ARS approximated fair value due to the frequent resetting of the interest rates.  With the continuing liquidity issues in the global credit and capital markets, our ARS have experienced multiple failed auctions.  As a result, we will not be able to access such funds until a future auction on these investments is successful.

Our ARS have experienced multiple rating downgrades by the major rating agencies. The fair value of these ARS has been estimated based on market information and estimates determined by management and could change significantly based on market conditions. Based on the estimated values, we concluded these investments were other than temporarily impaired and have recognized impairment charges on these investments in prior periods. We recognized an impairment charge of $0.3 million for the three and six-month periods ended September 30, 2012, and we recognized impairment charges of $0.4 million and $0.8 million, respectively, in the three and six-month periods ended September 30, 2011. If the issuers are unable to successfully close future auctions or if their credit ratings deteriorate further, we may be required to further adjust the carrying value of our ARS through an additional impairment charge to earnings.

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

MICROCHIP TECHNOLOGY INCORPORATED

Date:	November 9, 2012	By: /s/ J. Eric Bjornholt
J. Eric Bjornholt
Vice President and Chief Financial Officer
(Duly Authorized Officer, and
Principal Financial and Accounting Officer)