Form 10-Q
period 2012-12-31
MICROCHIP TECHNOLOGY INC
filed 2013-02-11
CIK 827054

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012.
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  (Check One)
Yes    ☐ No   ☒
Shares Outstanding of Registrant's Common Stock

Class	Outstanding at January 31, 2013
Common Stock, $0.001 par value	195,362,612 shares

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES

Item1.	Financial Statements

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(unaudited)

ASSETS
	December 31, 2012	March 31, 2012
Cash and cash equivalents	$465,293	$635,755
Short-term investments	1,157,010	823,254
Accounts receivable, net	177,502	170,201
Inventories	261,594	217,278
Prepaid expenses	30,008	25,658
Deferred tax assets	129,704	91,191
Other current assets	75,472	52,524
Total current assets	2,296,583	2,015,861
Property, plant and equipment, net	522,737	516,611
Long-term investments	149,662	328,586
Goodwill	263,311	93,513
Intangible assets, net	570,804	90,436
Other assets	40,427	38,769
Total assets	$3,843,524	$3,083,776
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$54,051	$50,287
Accrued liabilities	119,617	88,877
Deferred income on shipments to distributors	122,611	108,709
Total current liabilities	296,279	247,873
Junior convertible debentures	361,409	355,050
Long-term line of credit	610,000	—
Long-term income tax payable	181,418	70,490
Deferred tax liability	445,492	411,368
Other long-term liabilities	21,840	8,322
Stockholders' equity:
Preferred stock, $0.001 par value; authorized 5,000,000 shares; no shares issued or outstanding	—	—
Common stock, $0.001 par value; authorized 450,000,000 shares; 218,789,994 shares issued and 195,341,885 shares outstanding at December 31, 2012; 218,789,994 shares issued and 193,150,532 shares outstanding at March 31, 2012	195	193
Additional paid-in capital	1,273,455	1,268,907
Retained earnings	1,362,472	1,499,365
Accumulated other comprehensive income	6,774	3,101
Common stock held in treasury: 23,448,109 shares at December 31, 2012; 25,639,462 shares at March 31, 2012	(715,810)	(780,893)
Total stockholders' equity	1,927,086	1,990,673
Total liabilities and stockholders' equity	$3,843,524	$3,083,776

See accompanying notes to condensed consolidated financial statements

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2012	2011	2012	2011
Net sales	$416,047	$329,156	$1,151,479	$1,044,265
Cost of sales (1)	215,619	143,668	552,059	440,617
Gross profit	200,428	185,488	599,420	603,648
Operating expenses:
Research and development (1)	71,377	44,256	184,285	134,937
Selling, general and administrative (1)	69,368	51,087	196,727	158,603
Amortization of acquired intangible assets	39,711	2,678	71,615	8,161
Special charges (income)	2,559	(660)	24,953	(660)
	183,015	97,361	477,580	301,041

Operating income	17,413	88,127	121,840	302,607
Losses (gains) on equity method investments	(229)	14	(382)	(60)
Other income (expense):
Interest income	3,813	4,374	11,889	12,408
Interest expense	(11,077)	(8,994)	(30,983)	(25,920)
Other, net	(228)	156	311	(1,262)
Income before income taxes	9,692	83,677	102,675	287,773
Income tax (benefit) provision	(481)	6,188	34,976	31,704
Net income	$10,173	$77,489	$67,699	$256,069
Basic net income per common share	$0.05	$0.40	$0.35	$1.34
Diluted net income per common share	$0.05	$0.38	$0.33	$1.26
Dividends declared per common share	$0.352	$0.348	$1.053	$1.041
Basic common shares outstanding	194,958	191,640	194,157	190,854
Diluted common shares outstanding	204,405	203,291	204,553	202,686
(1) Includes share-based compensation expense as follows:
Cost of sales	$1,834	$1,369	$5,758	$4,376
Research and development	6,172	3,851	16,562	10,820
Selling, general and administrative	6,114	4,742	22,339	13,274

See accompanying notes to condensed consolidated financial statements

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2012	2011	2012	2011
Net income	$10,173	$77,489	$67,699	$256,069
Other comprehensive income (loss), net of tax:
Change in net unrealized holding (loss) gain on available-for-sale securities	(214)	(1,159)	2,234	(5,112)
Change in net foreign currency translation adjustment	299	—	1,439	—
Other comprehensive income (loss)	85	(1,159)	3,673	(5,112)
Total comprehensive income	$10,258	$76,330	$71,372	$250,957

See accompanying notes to condensed consolidated financial statements

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended
	December 31,
	2012	2011
Cash flows from operating activities:
Net income	$67,699	$256,069
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	140,468	75,170
Deferred income taxes	(9,981)	7,185
Share-based compensation expense related to equity incentive plans	38,713	28,470
Excess tax benefit from share-based compensation	(154)	(441)
Convertible debt derivatives - revaluation and amortization	253	427
Amortization of convertible debenture issuance costs	164	165
Amortization of debt discount on convertible debentures	6,106	5,580
Losses on equity method investments	382	60
Gain on sale of assets	(256)	(212)
Loss on write-down of fixed assets	400	—
Unrealized impairment loss on available-for-sale investments	412	3,213
Special income	—	(1,000)
Changes in operating assets and liabilities:
Decrease in accounts receivable	52,839	31,925
Decrease (increase) in inventories	47,146	(36,297)
Increase (decrease) in deferred income on shipments to distributors	2,526	(24,258)
Decrease in accounts payable and accrued liabilities	(58,539)	(67,198)
Change in other assets and liabilities	33,000	15,140
Net cash provided by operating activities	321,178	293,998
Cash flows from investing activities:
Purchases of available-for-sale investments	(646,424)	(962,119)
Sales and maturities of available-for-sale investments	517,707	793,238
Acquisition of SMSC, net of cash acquired	(731,746)	—
Other business acquisitions, net of cash acquired	(20,556)	—
Investments in other assets	(4,018)	(6,878)
Proceeds from sale of assets	306	212
Capital expenditures	(36,076)	(58,582)
Net cash used in investing activities	(920,807)	(234,129)
Cash flows from financing activities:
Proceeds from borrowings on line of credit	610,000	—
Payment of cash dividend	(204,592)	(198,919)
Proceeds from sale of common stock	22,619	40,410
Excess tax benefit from share-based compensation	154	441
Net cash provided by (used in) financing activities	428,181	(158,068)
Effect of foreign exchange rate changes on cash and cash equivalents	986	—
Net decrease in cash and cash equivalents	(170,462)	(98,199)
Cash and cash equivalents at beginning of period	635,755	703,924
Cash and cash equivalents at end of period	$465,293	$605,725

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC).  The information furnished herein reflects all adjustments which are, in the opinion of management, of a normal recurring nature and necessary for a fair statement of the results for the interim periods reported. Certain information and footnote disclosures normally included in audited consolidated financial statements have been condensed or omitted pursuant to such SEC rules and regulations.  It is suggested that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2012.  The results of operations for the nine months ended December 31, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2013 or for any other period.

As further discussed in Note 2, on August 2, 2012, the Company completed its acquisition of Standard Microsystems Corporation (SMSC) and the Company's second and third quarter fiscal 2013 financial results include SMSC's results beginning as of the acquisition date.

(2)    Business Acquisitions
Acquisition of SMSC
On August 2, 2012, the Company acquired SMSC, a publicly traded company based in Hauppauge, New York, for $37.00 per share in cash and the exchange of certain share-based payment awards, or a total of $919.6 million. As a result of the acquisition, SMSC became a wholly owned subsidiary of the Company. SMSC is a leading developer of smart mixed-signal connectivity solutions. SMSC is focused on delivering connectivity solutions that enable the proliferation of data in automobiles, consumer devices, PCs and other applications. The Company's primary reason for this acquisition was to expand the Company's range of solutions, products and capabilities in the automotive, industrial, computing, consumer and wireless audio markets by extending its served available market.
The acquisition was accounted for under the purchase method of accounting, with the Company as the acquirer, and the operating results of SMSC have been included in the Company's consolidated financial statements as of the closing date of the acquisition. Under the purchase method of accounting, the aggregate amount of consideration paid by the Company was allocated to SMSC's net tangible assets and intangible assets based on their estimated fair values as of August 2, 2012.  The excess purchase price over the value of the net tangible assets and intangible assets was recorded to goodwill. The goodwill has been allocated to the semiconductor products reporting segment.  None of the goodwill related to the SMSC acquisition is deductible for tax purposes.  The Company retained an independent third-party appraiser to assist management in its valuation; however, the purchase price allocation has not been finalized. This could result in adjustments to the carrying value of the assets acquired and liabilities assumed, the useful lives of intangible assets and residual amount allocated to goodwill. The preliminary allocation of the purchase price is based on the best estimates of management and is subject to revision based on the final valuations and estimates of useful lives.

The table below represents the preliminary allocation of the purchase price to the net assets acquired based on their estimated fair values as of August 2, 2012, as well as the associated estimated useful lives of the acquired intangible assets at that date:

August 2, 2012
(in thousands)
Assets acquired
Cash and cash equivalents	$180,925
Accounts receivable, net	58,441
Inventories	86,244
Prepaid expenses	5,617
Deferred tax assets	13,717
Other current assets	18,248
Property, plant and equipment, net	36,210
Long-term investments	24,275
Goodwill	161,063
Intangible assets, net	10,214
Purchased intangible assets	517,800
Other assets	3,835
Total assets acquired	1,116,589

Liabilities assumed
Accounts payable	(28,035)
Accrued liabilities	(54,992)
Deferred income on shipments to distributors	(11,376)
Long-term income tax payable	(72,312)
Deferred tax liability	(20,194)
Other liabilities	(10,079)
Total liabilities assumed	(196,988)
Purchase price allocated	$919,601

The total purchase price of $919.6 million includes approximately $6.9 million of non-cash consideration for the exchange of certain share-based payment awards for the Company's stock awards. The amount of cash paid by the Company, net of cash acquired from SMSC of $180.9 million, was $731.8 million.

Purchased Intangible Assets	Useful Life	August 2, 2012
	(in years)	(in thousands)
Core/developed technology	7-15	$238,100
In-process technology	7-15	80,300
Corporate trade name	1	2,300
Product trademarks	6	11,700
Customer-related	5	163,500
Backlog	1	21,900
		$517,800

Purchased intangible assets include core and developed technology, in-process research and development, trademarks and trade names, customer-related intangibles and backlog. The estimated fair values of the core and developed technology and in-process research and development were determined based on the present value of the expected cash flows to be generated by the respective existing technology or future technology. The core and developed technology intangible assets are being amortized on a technology-by-technology basis with the amortization recorded for each technology commensurate with the expected cash flows used in the initial determination of fair value. In-process technology is capitalized until such time the related projects are completed or abandoned at which time the capitalized amounts will begin to be amortized or written off.
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

The amount of SMSC net sales included in the Company's condensed consolidated statements of income for the three months ended December 31, 2012 was $93.9 million. The amount of SMSC net sales included in the Company's condensed consolidated statements of income for the period August 2, 2012 to December 31, 2012 was $142.1 million. The operations of SMSC were fully integrated into the Company's operations as of December 1, 2012 and as such, cost of sales and operating expenses were no longer segregated in the three months ended December 31, 2012.
The following unaudited pro-forma consolidated results of operations for the three and nine-month periods ended December 31, 2012 and 2011 assume the SMSC acquisition occurred as of April 1, 2011. The pro forma results of operations are presented for informational purposes only and are not indicative of the results of operations that would have been achieved if the acquisition had taken place on April 1, 2011 or of results that may occur in the future (amounts in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2012	2011	2012	2011
Net sales	$416,047	$435,317	$1,312,451	$1,342,502
Net income	42,157	40,705	136,056	56,922
Basic earnings per share	$0.22	$0.21	$0.70	$0.30
Diluted earnings per share	$0.21	$0.20	$0.67	$0.28

Acquisition of Roving Networks

On April 18, 2012, the Company acquired Roving Networks, a privately-held company. Roving Networks is an innovator in low-power embedded Wi-Fi and Bluetooth solutions based in Los Gatos, California. The business acquisition was accounted for under the purchase method of accounting.  Total consideration paid for this business was approximately $20.6 million.  The acquisition also included contingent consideration with an estimated fair value at the date of purchase of approximately $14.7 million. The initial purchase price of the acquisition resulted in purchased intangible assets of approximately $22.8 million and goodwill of approximately $8.7 million which was all allocated to the Company's semiconductor products segment.  Purchased intangible assets included $10.6 million of developed technology, $10.6 million of customer-related intangibles, $0.3 million of backlog and $1.3 million of in-process research and development. The purchased intangible assets (other than in-process technology and backlog) are being amortized over their expected useful lives which range between four and ten years. Backlog is being amortized over one year and in-process research and development is capitalized until such time the related projects are completed or abandoned at which time the capitalized amounts will begin to be amortized or written off.

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

In June 2011, the Financial Accounting Standards Board (FASB) issued an amendment to the existing guidance on the presentation of comprehensive income. Under the amended guidance, entities have the option to present the components of net income and other comprehensive income in either a single continuous statement of comprehensive income or in two separate but consecutive statements. Entities no longer have the option of presenting the components of other comprehensive income within the statement of changes in stockholders' equity. This amendment is effective on a retrospective basis for fiscal years, and interim periods within those years, beginning after December 15, 2011, which for the Company is the first quarter in fiscal 2013. The adoption of this amendment resulted in the Company presenting net income and other comprehensive income in two separate but consecutive statements. The adoption of this amendment did not have any impact on the Company's condensed consolidated financial statements and related disclosures.

In May 2011, the FASB issued amendments to the existing guidance on fair value measurement. The amendments are intended to create consistency between U.S. generally accepted accounting standards and International Financial Reporting Standards on measuring fair value and disclosing information about fair value measurements. The amendments clarify the application of existing fair value measurement requirements including (i) the application of the highest and best use valuation premise concepts, (ii) measuring the fair value of an instrument classified in a reporting entity's stockholders' equity, and (iii) quantitative information required for fair value measurements categorized within Level 3. In addition, the amendments require additional disclosure for Level 3 measurements regarding the sensitivity of fair value to changes in unobservable inputs and any interrelationships between those inputs. These amendments are effective for interim and annual periods beginning after December 15, 2011, which for the Company is fiscal year 2013. These changes are required to be applied prospectively. The adoption of these amendments will not have a material impact on the Company's condensed consolidated financial statements and related disclosures.

(4)	Reclassification of Prior Periods

The Company identified certain amounts of its amortization of acquired intangible assets that were incorrectly included within cost of sales. The Company previously corrected this presentation in the second quarter of fiscal 2013, and has conformed previous periods to the current presentation. The effect on cost of sales, gross profit and gross margins is immaterial in all periods. The amounts adjusted in each prior period are as follows:

	Three Months Ended December 31, 2011
	As Reported	As Adjusted
Cost of sales	$145,377	$143,668
Gross profit	183,779	185,488
Gross margin	55.8%	56.4%

	Nine Months Ended December 31, 2011
	As Reported	As Adjusted
Cost of sales	$445,744	$440,617
Gross profit	598,521	603,648
Gross margin	57.3%	57.8%

Also in the second quarter of fiscal 2013, the Company determined it would separately present amortization of acquired intangible assets within operating expenses, rather than including amortization within selling, general and administrative expenses. The Company believes this presentation better aligns with management's internal reporting, and better reflects the ongoing costs of the Company's operations.

This reclassification does not affect the Company's operating income, income before income taxes, income tax provision or net income for any of the years presented.

(5)    Special Charges

During the three and nine months ended December 31, 2012, the Company incurred approximately $2.6 million and $13.4 million, respectively, of severance-related, office closing, and other costs associated with the acquisition of SMSC. Also, during the nine months ended December 31, 2012, the Company incurred legal settlement costs of approximately $11.5 million for certain legal matters related to Silicon Storage Technology, Inc. (which the Company acquired in April 2010) in excess of previously accrued amounts.

During the three months ended December 31, 2011, the Company recognized $0.7 million of special income associated with prior year acquisitions comprised of a $1.0 million favorable adjustment to contingent consideration offset by $0.3 million of severance-related charges.

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

The following table represents revenues and gross profit for each segment for the three and nine months ended December 31, 2012 (amounts in thousands):

	Three Months Ended		Nine Months Ended
	December 31, 2012		December 31, 2012
	Net Sales	Gross Profit	Net Sales	Gross Profit
Semiconductor products	$394,709	$179,090	$1,089,738	$537,679
Technology licensing	21,338	21,338	61,741	61,741
	$416,047	$200,428	$1,151,479	$599,420

The following table represents revenues and gross profit for each segment for the three and nine months ended December 31, 2011 (amounts in thousands):

	Three Months Ended		Nine Months Ended
	December 31, 2011		December 31, 2011
	Net Sales	Gross Profit	Net Sales	Gross Profit
Semiconductor products	$306,099	$162,441	$978,577	$538,465
Technology licensing	23,057	23,047	65,688	65,183
	$329,156	$185,488	$1,044,265	$603,648

(7)    Investments

The Company's investments are intended to establish a high-quality portfolio that preserves principal, meets liquidity needs, avoids inappropriate concentrations, and delivers an appropriate yield in relationship to the Company's investment guidelines and market conditions.  The following is a summary of available-for-sale and marketable equity securities at December 31, 2012 (amounts in thousands):

	Available-for-sale Securities
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Government agency bonds	$522,195	$458	$(119)	$522,534
Municipal bonds	25,049	205	(28)	25,226
Auction rate securities	33,509	301	—	33,810
Corporate bonds and debt	715,472	5,311	(34)	720,749
Marketable equity securities	5,270	—	(917)	4,353
	$1,301,495	$6,275	$(1,098)	$1,306,672

The following is a summary of available-for-sale and marketable equity securities at March 31, 2012 (amounts in thousands):

	Available-for-sale Securities
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Government agency bonds	$342,025	$476	$(397)	$342,104
Municipal bonds	19,888	234	—	20,122
Auction rate securities	10,246	—	—	10,246
Corporate bonds and debt	770,891	4,150	(937)	774,104
Marketable equity securities	5,864	188	(788)	5,264
	$1,148,914	$5,048	$(2,122)	$1,151,840

At December 31, 2012, the Company's available-for-sale debt securities, and marketable equity securities are presented on the condensed consolidated balance sheets as short-term investments of $1,157.0 million and long-term investments of $149.7 million.  At March 31, 2012, the Company’s available-for-sale debt securities and marketable equity securities are presented on the condensed consolidated balance sheets as short-term investments of $823.3 million and long-term investments of $328.6 million.

At December 31, 2012, the Company evaluated its investment portfolio and noted unrealized losses of $0.2 million on its debt securities, and $0.9 million on its marketable equity securities, respectively, which were due to fluctuations in interest rates, credit market conditions, and/or market prices.  Management does not believe any of the unrealized losses represent an other-than-temporary impairment based on its evaluation of available evidence as of December 31, 2012 and the Company's intent is to hold these investments until these assets are no longer impaired, except for the ARS described above and certain equity investments that are actively being sold.  For those debt securities not scheduled to mature until after December 31, 2013, such recovery is not anticipated to occur in the next year and these investments have been classified as long-term investments.

The amortized cost and estimated fair value of the available-for-sale securities at December 31, 2012, by maturity, excluding marketable equity securities of $4.4 million and corporate debt of $5.7 million, which have no contractual maturity, are shown below (amounts in thousands).  Expected maturities can differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties, and the Company views its available-for-sale securities as available for current operations.

	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale
Due in one year or less	$359,924	$1,594	$(1)	$361,517
Due after one year and through five years	857,067	4,371	(125)	861,313
Due after five years and through ten years	45,175	98	(55)	45,218
Due after ten years	28,377	212	—	28,589
	$1,290,543	$6,275	$(181)	$1,296,637

The Company had no material realized gains or losses from the sale of available-for-sale marketable equity securities or debt securities during either of the three or nine-month periods ended December 31, 2012 or December 31, 2011.

Marketable Equity Investments

The Company had marketable equity investments with a fair value of $4.4 million as of December 31, 2012. Cash dividends and other distributions of earnings from the investees, if any, are included in other income at the date of record.  The Company has classified the shares owned in these companies as marketable securities.  At December 31, 2012 the Company had an unrealized loss in other comprehensive income of $0.9 million on these marketable securities. The Company did not recognize an impairment charge on these investments in the three and nine months ended December 31, 2012 compared to impairment charges of $0.2 million and $2.4 million, respectively, in the three and nine months ended December 31, 2011 due to the current market price and active selling of certain shares.

Non-marketable Equity Investments

The Company has certain investments in privately held companies with a carrying value of $7.3 million at December 31, 2012.  The investments in privately held companies are accounted for using the cost or the equity method of accounting, as appropriate.  Each period the Company evaluates whether an event or change in circumstances has occurred that may indicate an investment has been impaired.  If upon further investigation of such events the Company determines the investment has suffered a decline in value that is other than temporary, the Company writes down the investment to its estimated fair value.  The Company recognized impairment charges of $0.5 million during the three and nine months ended December 31, 2012. There were no impairment charges recognized on these investments in the three and nine months ended December 31, 2011. These investments are included in other assets on the condensed consolidated balance sheet.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis at December 31, 2012 are as follows (amounts in thousands):

	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Assets
Money market mutual funds	$50,346	$—	$—	$50,346
Marketable equity securities	4,353	—	—	4,353
Corporate bonds and debt	—	715,068	5,681	720,749
Government agency bonds	—	522,534	—	522,534
Deposit accounts	—	414,947	—	414,947
Municipal bonds	—	25,226	—	25,226
Auction rate securities	—	—	33,810	33,810
Total assets measured at fair value	$54,699	$1,677,775	$39,491	$1,771,965

Liabilities
Contingent consideration	$—	$—	$16,474	$16,474
Total liabilities measured at fair value	$—	$—	$16,474	$16,474

Assets measured at fair value on a recurring basis at March 31, 2012 are as follows (amounts in thousands):

	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Money market fund deposits	$232,219	$—	$—	$232,219
Marketable equity securities	5,264	—	—	5,264
Corporate bonds and debt	—	769,479	4,625	774,104
Government agency bonds	—	342,104	—	342,104
Deposit accounts	—	403,536	—	403,536
Municipal bonds	—	20,122	—	20,122
Auction rate securities	—	—	10,246	10,246
Total assets measured at fair value	$237,483	$1,535,241	$14,871	$1,787,595

There were no transfers between Level 1 and Level 2 during the three and nine months ended December 31, 2012 or the year ended March 31, 2012.

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

The following tables present a reconciliation for all assets and liabilities measured at fair value on a recurring basis, excluding accrued interest components, using significant unobservable inputs (Level 3) for the nine months ended December 31, 2012, and the year ended March 31, 2012 (amounts in thousands):

Nine months ended December 31, 2012	Auction Rate Securities	Corporate Debt	Contingent Consideration	Total Gains (Losses)
Balance at March 31, 2012	$10,246	$4,625	$—
Total gains or losses (realized and unrealized):
Included in earnings	(412)	—	—	$(412)
Included in other comprehensive income	186	—	—	186
Purchases, sales, issuances, and settlements, net	(600)	1,056	—
Acquisition-related	24,390	—	16,474
Balance at December 31, 2012	$33,810	$5,681	$16,474	$(226)

Year ended March 31, 2012	Auction Rate Securities	Corporate Debt	Total Gains
Balance at March 31, 2011	$12,475	$3,500
Total gains or losses (realized and unrealized):
Included in earnings	271	—	$271
Purchases, sales, issuances, and settlements, net	(2,500)	1,125
Balance at March 31, 2012	$10,246	$4,625	$271

Assets measured at fair value on a recurring basis are presented/classified on the condensed consolidated balance sheets at December 31, 2012 as follows (amounts in thousands):

	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Cash and cash equivalents	$50,346	$414,947	$—	$465,293
Short-term investments	—	1,157,010	—	1,157,010
Long-term investments	4,353	105,818	39,491	149,662
Total assets measured at fair value	$54,699	$1,677,775	$39,491	$1,771,965

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

Financial Assets Not Recorded at Fair Value on a Recurring Basis

The Company's non-marketable equity and cost method investments are not recorded at fair value on a recurring basis.  These investments are monitored on a quarterly basis for impairment charges.  The investments will only be recorded at fair value when an impairment charge is recognized.  The Company recognized impairment charges of $0.5 million during the three and nine months ended December 31, 2012. There were no impairment charges recognized on these investments in the three and nine months ended December 31, 2011. These investments are included in other assets on the condensed consolidated balance sheet.  See further discussion of non-marketable investments in Note 7.

(9)	Fair Value of Financial Instruments

The carrying amount of cash equivalents approximates fair value because their maturity is less than three months.  Management believes the carrying amount of the equity and cost-method investments materially approximated fair value at December 31, 2012 based upon unobservable inputs. The fair values of these investments have been determined as Level 3 fair value measurements. The fair values of the Company's line of credit are estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements and approximate carrying value. Based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities, the fair value of the Company's line of credit at December 31, 2012 approximated its book values and are considered Level 2 in the fair value hierarchy described in Note 8. The carrying amount of accounts receivable, accounts payable and accrued liabilities approximates fair value due to the short-term maturity of the amounts.  The fair value of the Company's junior subordinated convertible debentures was $1.435 billion at December 31, 2012 and $1.585 billion at March 31, 2012 based on observable market prices for these debentures, which are traded in less active markets and are therefore classified as a Level 2 fair value measurement.

(10)	Accounts Receivable

Accounts receivable consists of the following (amounts in thousands):

	December 31, 2012	March 31, 2012
Trade accounts receivable	$177,499	$171,274
Other	2,846	1,529
	180,345	172,803
Less allowance for doubtful accounts	2,843	2,602
	$177,502	$170,201

(11)	Inventories

The components of inventories consist of the following (amounts in thousands):

	December 31, 2012	March 31, 2012
Raw materials	$8,730	$8,065
Work in process	188,974	139,045
Finished goods	63,890	70,168
	$261,594	$217,278

Inventories are valued at the lower of cost or market using the first-in, first-out method. Inventory impairment charges establish a new cost basis for inventory and charges are not subsequently reversed to income even if circumstances later suggest that increased carrying amounts are recoverable.

(12)	Property, Plant and Equipment

Property, plant and equipment consists of the following (amounts in thousands):

	December 31, 2012	March 31, 2012
Land	$47,102	$46,529
Building and building improvements	395,721	374,042
Machinery and equipment	1,365,721	1,314,303
Projects in process	76,853	83,676
	1,885,397	1,818,550
Less accumulated depreciation and amortization	1,362,660	1,301,939
	$522,737	$516,611

Depreciation expense attributed to property, plant and equipment was $23.0 million and $66.0 million for the three and nine months ended December 31, 2012, respectively, and $21.5 million and $65.5 million for the three and nine months ended December 31, 2011, respectively.

(13)    Intangible Assets and Goodwill

Intangible assets consist of the following (amounts in thousands):

	December 31, 2012
	Gross Amount	Accumulated Amortization	Net Amount
Developed technology	$360,956	$(57,159)	$303,797
Customer-related	194,500	(45,914)	148,586
Trademarks and trade names	15,730	(2,763)	12,967
Backlog	24,610	(11,835)	12,775
In-process technology	92,386	—	92,386
Distribution rights	5,236	(5,043)	193
Covenants not to compete	400	(300)	100
	$693,818	$(123,014)	$570,804

	March 31, 2012
	Gross Amount	Accumulated Amortization	Net Amount
Developed technology	$94,681	$(35,920)	$58,761
Customer-related	20,400	(4,633)	15,767
Trademarks and trade names	1,730	(684)	1,046
Backlog	2,410	(2,410)	—
In-process technology	14,086	—	14,086
Distribution rights	5,236	(4,660)	576
Covenants not to compete	400	(200)	200
	$138,943	$(48,507)	$90,436

The Company amortizes intangible assets over their expected useful lives, which range between 1 and 15 years.  In the nine months ended December 31, 2012, the Company acquired $263.0 million of developed technology which has a weighted average amortization period of approximately 11 years, $174.1 million of customer-related intangible assets which have a weighted average amortization period of approximately 5 years, $14.0 million of trademarks and trade names which have a weighted average amortization period of approximately 5 years, $22.2 million of intangible assets related to acquisition date backlog which have a weighted average amortization period of approximately one year and $81.6 million of in-process technology which will begin amortization once the technology reaches technological feasibility. The following is an expected amortization schedule for the intangible assets for the remainder of fiscal year 2013 through fiscal year 2017, absent any future acquisitions or impairment charges (amounts in thousands):

Year ending March 31,	Projected Amortization Expense
2013	$41,148
2014	104,435
2015	136,790
2016	88,635
2017	57,346

Amortization expense attributed to intangible assets was $41.0 million and $74.5 million for the three and nine months ended December 31, 2012, respectively.  Amortization expense attributed to intangible assets was $3.2 million and $9.7 million for the three and nine months ended December 31, 2011, respectively. These amortization expenses include amortization of intangible assets purchased from third parties as well as amortization expense from acquisition related intangible assets as separately disclosed in the condensed consolidated statements of income. The Company found no indication of impairment of its intangible assets in either of the three and nine-month periods ended December 31, 2012 and 2011.

Goodwill activity for the nine months ended December 31, 2012 was as follows (amounts in thousands):

	Semiconductor Products Reporting Unit	Technology Licensing Reporting Unit
Balance at March 31, 2012	$74,313	$19,200
Additions due to the acquisition of SMSC	161,063	—
Additions due to the acquisition of Roving Networks	8,652	—
Additions due to contingent consideration payments	83	—
Balance at December 31, 2012	$244,111	$19,200

In the nine months ended December 31, 2012, the Company acquired SMSC. This acquisition resulted in approximately $161.1 million of goodwill which was allocated to the semiconductor products reporting unit.

In the nine months ended December 31, 2012, the Company acquired Roving Networks. This acquisition resulted in approximately $8.7 million of goodwill which was allocated to the semiconductor products reporting unit.

At December 31, 2012, $244.1 million of goodwill was recorded in the Company's semiconductor products reporting unit and $19.2 million was recorded in the Company's technology licensing reporting unit. At March 31, 2012, the Company applied a qualitative goodwill impairment screen to its two reporting units, concluding it was not more likely than not that goodwill was impaired. Through December 31, 2012, the Company has never recorded an impairment charge against its goodwill balance.

(14)    Income Taxes

The provision for income taxes reflects tax on foreign earnings and federal and state tax on U.S. earnings.  The Company had an effective tax rate of 34.1% for the nine-month period ended December 31, 2012 and 11.0% for the nine-month period ended December 31, 2011.  The Company's effective tax rate was higher in the December 31, 2012 period due to certain tax expenses associated with the acquisition of SMSC.

On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law by the President which retroactively extends the research and experimentation tax credit for two years through 2013.  As a result of the law change, the Company expects in the quarter ending March 31, 2013, to retroactively receive a one-time tax benefit of $5.6 million for research activities incurred during calendar year 2012.  Likewise, the ongoing benefit from this credit will be reflected in the Company's effective tax rate beginning in the quarter ending March 31, 2013.

At December 31, 2012, the Company had $181.4 million of unrecognized tax benefits.  Unrecognized tax benefits increased by $110.9 million compared to March 31, 2012 primarily as a result of the unrecognized tax benefits from the acquisition of SMSC, ongoing accrual for uncertain tax positions and the accrual of deficiency interest on these positions.

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

(15)	2.125% Junior Subordinated Convertible Debentures

The Company's $1.15 billion principal amount of 2.125% junior subordinated convertible debentures due December 15, 2037, are subordinated in right of payment to any future senior debt of the Company and are effectively subordinated in right of payment to the liabilities of the Company's subsidiaries.  The debentures are convertible, subject to certain conditions, into shares of the Company's common stock at an initial conversion rate of 29.2783 shares of common stock per $1,000 principal amount of debentures, representing an initial conversion price of approximately $34.16 per share of common stock.  As of December 31, 2012, none of the conditions allowing holders of the debentures to convert had been met.  As a result of cash dividends paid since the issuance of the debentures, the conversion rate has been adjusted to 36.9925 shares of common stock per $1,000 of principal amount of debentures, representing a conversion price of approximately $27.03 per share of common stock.

As the debentures can be settled in cash upon conversion, for accounting purposes, the debentures were bifurcated into a liability component and an equity component, which are both initially recorded at fair value.  The carrying value of the equity component at December 31, 2012 and at March 31, 2012 was $822.4 million.  The estimated fair value of the liability component of the debentures at the issuance date was $327.6 million, resulting in a debt discount of $822.4 million which was further discounted due to embedded features as described below.  The unamortized debt discount was $788.3 million at December 31, 2012 and $794.4 million at March 31, 2012.  The carrying value of the debentures was $361.4 million at December 31, 2012 and $355.1 million at March 31, 2012.  The remaining period over which the unamortized debt discount will be recognized as non-cash interest expense is 25 years.  In the three and nine months ended December 31, 2012, the Company recognized $2.1 million and $6.1 million, respectively, in non-cash interest expense related to the amortization of the debt discount.  In the three and nine months ended December 31, 2011, the Company recognized $1.9 million and $5.6 million, respectively, in non-cash interest expense related to the amortization of the debt discount.  The Company recognized $6.1 million and $18.3 million of interest expense related to the 2.125% coupon on the debentures in each of the three and nine-month periods ended December 31, 2012 and December 31, 2011, respectively.

(16)	Credit Facility

On August 12, 2011, the Company entered into a credit agreement among the Company, the lenders from time to time that are parties thereto and JPMorgan Chase Bank, N.A., as administrative agent (the "Credit Agreement"). The Credit Agreement provides for a $750 million revolving credit facility, with a $100 million foreign currency sublimit, a $25 million letter of credit sublimit and a $15 million swingline loan sublimit, terminating on August 12, 2016 (the "Maturity Date"). The Credit Agreement also contains an increase option permitting the Company, subject to certain requirements, to arrange with existing lenders and/or new lenders for them to provide up to an aggregate of $250 million in additional commitments, which may be for revolving loans or term loans. Proceeds of loans made under the Credit Agreement may be used for working capital and general corporate purposes. No loans were made nor letters of credit issued under the Credit Agreement at closing. At December 31, 2012, $610.0 million of borrowings were outstanding under the credit agreement. The borrowings under the credit agreement were used to finance a portion of the price of the SMSC acquisition which closed on August 2, 2012.

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

Interest is due and payable in arrears quarterly for loans bearing interest at the base rate and at the end of an interest period (or at each three month interval in the case of loans with interest periods greater than three months) in the case of loans bearing interest at the adjusted LIBOR rate. Interest expense on loans related to the credit agreement was approximately $3.1 million in the three months ended December 31, 2012 and approximately $6.1 million in the nine months ended December 31, 2012. There was no interest expense related to loans on the credit agreement for the three or nine months ended December 31, 2011. Principal, together with all accrued and unpaid interest, is due and payable on the maturity date. The Company may prepay the loans and terminate the commitments, in whole or in part, at any time without premium or penalty, subject to certain conditions including minimum amounts in the case of commitment reductions and reimbursement of certain costs in the case of prepayments of LIBOR loans.

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

The Credit Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict the Company and its subsidiaries' ability to, among other things, incur subsidiary indebtedness, grant liens, merge or consolidate, dispose of assets, make investments, make acquisitions, enter into certain transactions with affiliates, pay dividends or make distributions, repurchase stock, enter into restrictive agreements and enter into sale and leaseback transactions, in each case subject to customary exceptions for a credit facility of this size and type. The Company is also required to maintain compliance with a consolidated leverage ratio and a consolidated interest coverage ratio. At December 31, 2012, the Company was in compliance with these covenants.

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

(17)	Contingencies

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

The Company's technology license agreements generally include an indemnification clause that indemnifies the licensee against liability and damages (including legal defense costs) arising from any claims of patent, copyright, trademark or trade secret infringement by the Company's proprietary technology.  The terms of these indemnification provisions approximate the terms of the technology license agreements, which typically range from five to ten years.  The Company's current license agreements expire from 2012 through 2030.  The possible amount of future payments the Company could be required to make based on agreements that specify indemnification limits, if such indemnifications were required on all of these agreements, is approximately $111 million. There are some licensing agreements in place that do not specify indemnification limits.  The Company had not recorded any liabilities related to these indemnification obligations as of December 31, 2012.

Contingent liabilities in the amount of $13.0 million were recorded in connection with the Company's Silicon Storage Technology, Inc. (SST) acquisition as an adverse outcome was determined to be probable and estimable.  One of the contingent liabilities associated with the SST acquisition was resolved in the September 30, 2012 quarter. During the three months ended September 30, 2012, the Company incurred legal settlement costs of approximately $11.5 million for certain legal matters related to SST in excess of previously accrued amounts, which were expensed as special charges in the accompanying statement of income. At December 31, 2012, $5.7 million of the original contingent liabilities recorded was still outstanding.

(18)	Derivative Instruments

The Company has international operations and is thus subject to foreign currency rate fluctuations.  To manage the risk of changes in foreign currency rates, the Company periodically enters into derivative contracts comprised of foreign currency forward contracts to hedge its asset and liability foreign currency exposure and a portion of its foreign currency operating expenses.  Approximately 99% of the Company's sales are U.S. dollar denominated.  To date, the exposure related to foreign exchange rate volatility has not been material to the Company's operating results.  As of December 31, 2012 and March 31, 2012, the Company had no foreign currency derivatives outstanding.  The Company recognized net realized losses on foreign currency derivatives of $0.7 million and $1.5 million in the three and nine months months ended December 31, 2012, respectively, and net realized losses on foreign currency derivatives of $0.2 million and $0.4 million in the three and nine months ended December 31, 2011, respectively, due to fluctuations in foreign currency rates.

(19)	Comprehensive Income

The components of accumulated other comprehensive income at the end of each period were as follows (amounts in thousands):

		Other
	March 31,	Comprehensive	December 31,
	2012	Income	2012
Accumulated net unrealized holding gain on available-for-sale securities, net of tax	$3,101	$2,234	$5,335
Accumulated net foreign currency translation adjustment	—	1,439	1,439
Total accumulated other comprehensive income	$3,101	$3,673	$6,774

(20)	Share-Based Compensation

The following table presents the details of the Company's share-based compensation expense (amounts in thousands):

	Three Months Ended				Nine Months Ended
	December 31,				December 31,
	2012		2011		2012		2011
Cost of sales	$1,834	(1)	$1,369	(1)	$5,758	(1)	$4,376	(1)
Research and development	6,172		3,851		16,562		10,820
Selling, general and administrative	6,114		4,742		22,339		13,274
Pre-tax effect of share-based compensation	14,120		9,962		44,659		28,470
Income tax benefit	2,755		1,261		7,496		3,655
Net income effect of share-based compensation	$11,365		$8,701		$37,163		$24,815

(1) During the three and nine months ended December 31, 2012, $1.8 million and $5.3 million, respectively, of share-based compensation expense was capitalized to inventory and $1.8 million and $5.8 million, respectively, of previously capitalized share-based compensation expenses in inventory was sold.  During the three and nine months ended December 31, 2011, $1.7 million and $4.9 million, respectively, of share-based compensation expense was capitalized to inventory and $1.4 million and $4.4 million, respectively, of previously capitalized share-based compensation expense in inventory was sold.

(21)	Net Income Per Common Share

The following table sets forth the computation of basic and diluted net (loss) income per common share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2012	2011	2012	2011
Net income	$10,173	$77,489	$67,699	$256,069
Weighted average common shares outstanding	194,958	191,640	194,157	190,854
Dilutive effect of stock options and RSUs	3,725	4,266	3,709	4,311
Dilutive effect of convertible debt	5,722	7,385	6,687	7,521
Weighted average common and potential common shares outstanding	204,405	203,291	204,553	202,686
Basic net income per common share	$0.05	$0.40	$0.35	$1.34
Diluted net income per common share	$0.05	$0.38	$0.33	$1.26

Diluted net income per common share for the three and nine-month periods ended December 31, 2012 includes 5,721,774 shares and 6,687,078 shares, respectively, issuable upon the exchange of debentures (see Note 15).  Diluted net income per common share for the three and nine-month periods ended December 31, 2011 includes 7,385,008 shares and 7,521,453 shares, respectively, issuable upon the exchange of debentures.  The debentures have no impact on diluted net income per common share unless the average price of the Company's common stock exceeds the conversion price because the principal amount of the debentures will be settled in cash upon conversion.  Prior to conversion, the Company will include, in the diluted net income per common share calculation, the effect of the additional shares that may be issued when the Company's common stock price exceeds the conversion price using the treasury stock method.  The weighted average conversion price per share used in calculating the dilutive effect of the convertible debt for the three and nine-month periods ended December 31, 2012 was $27.21 and $27.51, respectively.

Weighted average common shares exclude the effect of option shares which are not dilutive.  For the three and nine months ended December 31, 2012, the number of option shares that were antidilutive was 124,395 and 110,021, respectively. For the three and nine months ended December 31, 2011, the number of option shares that were antidilutive was 62,541 and 53,374, respectively.

(22)	Dividends

A quarterly cash dividend of $0.352 per share was paid on December 6, 2012 in the aggregate amount of $68.7 million.  Through the first nine months of fiscal 2013, cash dividends of $1.053 per share have been paid in the aggregate amount of $204.6 million. A quarterly cash dividend of $0.353 per share was declared on February 7, 2013 and will be paid on March 7, 2013 to stockholders of record as of February 21, 2013. The Company expects the March 2013 payment of its quarterly cash dividend to be approximately $69 million.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

This report, including "Part I – Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Part II - Item 1A Risk Factors" contains certain forward-looking statements that involve risks and uncertainties, including statements regarding our strategy, financial performance and revenue sources.  We use words such as "anticipate," "believe," "plan," "expect," "future," "intend" and similar expressions to identify forward-looking statements.  Our actual results could differ materially from the results anticipated in these forward-looking statements as a result of certain factors including those set forth under "Risk Factors," beginning at page 41 and elsewhere in this Form 10-Q.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  You should not place undue reliance on these forward-looking statements.  We disclaim any obligation to update information contained in any forward-looking statement.  These forward-looking statements include, without limitation, statements regarding the following:

•	The effects that adverse global economic conditions and fluctuations in the global credit and equity markets may have on our financial condition and results of operations;

•	The effects and amount of competitive pricing pressure on our product lines;

•	Our ability to moderate future average selling price declines;

•	The effect of product mix, capacity utilization, yields, fixed cost absorption, competition and economic conditions on gross margin;

•	The amount of, and changes in, demand for our products and those of our customers;

•	The level of orders that will be received and shipped within a quarter;

•	Our expectation that our inventory levels will decline in the March 2013 quarter compared to the December 2012 quarter and that it will allow us to maintain competitive lead times;

•
Our expectation that R&D expenses in the March 2013 quarter will be relatively flat with the December 2012 quarter and for such expenses to decrease as a percentage of net sales due to operational efficiencies and continued synergies of the SMSC integration;

•
Our expectation that selling, general and administrative expenses will decrease in dollars and as a percentage of net sales in the March 2013 quarter compared to the December 2012 quarter as we realize continued efficiencies of integrating our acquisition of SMSC;

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

We begin our Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) with a summary of Microchip's overall business strategy to give the reader an overview of the goals of our business and the overall direction of our business and products.  This is followed by a discussion of the Critical Accounting Policies and Estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results.  We then discuss our Results of Operations for the three and nine months ended December 31, 2012 compared to the three and nine months ended December 31, 2011.  We then provide an analysis of changes in our balance sheet and cash flows, and discuss our financial commitments in sections titled "Liquidity and Capital Resources," "Contractual Obligations" and "Off-Balance Sheet Arrangements."

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

Our manufacturing operations include wafer fabrication and assembly and test.  The ownership of our manufacturing resources is an important component of our business strategy, enabling us to maintain a high level of manufacturing control, resulting in us being one of the lowest cost producers in the embedded control industry.  By owning our wafer fabrication facilities and our assembly and test operations, and by employing statistical process control techniques, we have been able to achieve and maintain high production yields.  Direct control over manufacturing resources allows us to shorten our design and production cycles.  This control also allows us to capture a portion of the wafer manufacturing and the assembly and test profit margin. We do outsource a portion of our manufacturing requirements to third parties and the amount of our outsourced manufacturing increased due to our acquisition of SMSC which outsourced all of its manufacturing.

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

We sell the majority of the items in our product catalog to our distributors worldwide at a uniform list price.  However, distributors resell our products to end customers at a very broad range of individually negotiated price points.  The majority of our distributors' resales require a reduction from the original list price paid.  Often, under these circumstances, we remit back to the distributor a portion of their original purchase price after the resale transaction is completed in the form of a credit against the distributors' outstanding accounts receivable balance.  The credits are on a per unit basis and are not given to the distributor until they provide information to us regarding the sale to their end customer.  The price reductions vary significantly based on the customer, product, quantity ordered, geographic location and other factors, and discounts to a price less than our cost have historically been rare.  The effect of granting these credits establishes the net selling price to our distributors for the product and results in the net revenue recognized by us when the product is sold by the distributors to their end customers.  Thus, a portion of the "deferred income on shipments to distributors" balance represents the amount of distributors' original purchase price that will be credited back to the distributor in the future.  The wide range and variability of negotiated price concessions granted to distributors does not allow us to accurately estimate the portion of the balance in the deferred income on shipments to distributors account that will be credited back to the distributors.  Therefore, we do not reduce deferred income on shipments to distributors or accounts receivable by anticipated future concessions; rather, price concessions are typically recorded against deferred income on shipments to distributors and accounts receivable when incurred, which is generally at the time the distributor sells the product.  At December 31, 2012, we had approximately $177.9 million of deferred revenue and $55.3 million in deferred cost of sales recognized as $122.6 million of deferred income on shipments to distributors.  At March 31, 2012, we had approximately $159.1 million of deferred revenue and $50.4 million in deferred cost of sales recognized as $108.7 million of deferred income on shipments to distributors.  The deferred income on shipments to distributors that will ultimately be recognized in our income statement will be lower than the amount reflected on the balance sheet due to additional price credits to be granted to the distributors when the product is sold to their customers.  These additional price credits historically have resulted in the deferred income approximating the overall gross margins that we recognize in the distribution channel of our business.

Distributor advances, reflected as a reduction of deferred income on shipments to distributors on our condensed consolidated balance sheets, totaled $56.7 million at December 31, 2012 and $51.7 million at March 31, 2012.  On sales to distributors, our payment terms generally require the distributor to settle amounts owed to us for an amount in excess of their ultimate cost.  The sales price to our distributors may be higher than the amount that the distributors will ultimately owe us because distributors often negotiate price reductions after purchasing the product from us and such reductions are often significant.  It is our practice to apply these negotiated price discounts to future purchases, requiring the distributor to settle receivable balances, on a current basis, generally within 30 days, for amounts originally invoiced.  This practice has an adverse impact on the working capital of our distributors.  As such, we have entered into agreements with certain distributors whereby we advance cash to the distributors to reduce the distributor's working capital requirements.  These advances are reconciled at least on a quarterly basis and are estimated based on the amount of ending inventory as reported by the distributor multiplied by a negotiated percentage.  Such advances have no impact on our revenue recognition or our condensed consolidated statements of income.  We process discounts taken by distributors against our deferred income on shipments to distributors' balance and true-up the advanced amounts generally after the end of each completed fiscal quarter.  The terms of these advances are set forth in binding legal agreements and are unsecured, bear no interest on unsettled balances and are due upon demand.  The agreements governing these advances can be canceled by us at any time.

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

Share-Based Compensation

We measure fair value and recognize compensation expense for all share-based payment awards, including grants of employee stock options, RSUs, stock appreciation rights, and employee stock purchase rights, to be recognized in our financial statements based on their respective grant date fair values.  Total share-based compensation during the nine months ended December 31, 2012 was $45.8 million, of which $5.3 million was capitalized to inventory and $38.9 million was reflected in operating expenses.  Of the $38.9 million reflected in operating expenses, $7.8 million is related to the accelerated vesting of outstanding equity awards upon the termination of certain SMSC executive officers. Total share-based compensation reflected in cost of sales during the nine months ended December 31, 2012 was $5.8 million.  Total share-based compensation included in our inventory balance was $5.2 million at December 31, 2012.

Determining the appropriate fair-value model and calculating the fair value of share-based awards at the date of grant requires judgment.  The fair value of our RSUs is based on the fair market value of our common stock on the date of grant discounted for expected future dividends.  We use the Black-Scholes option pricing model to estimate the fair value of employee stock options and rights to purchase shares under our employee stock purchase plans.  Option pricing models, including the Black-Scholes model, also require the use of input assumptions, including expected volatility, expected life, expected dividend rate, and expected risk-free rate of return.  We use a blend of historical and implied volatility based on options freely traded in the open market as we believe this is more reflective of market conditions and a better indicator of expected volatility than using purely historical volatility.  The expected life of the awards is based on historical and other economic data trended into the future.  The risk-free interest rate assumption is based on observed interest rates appropriate for the terms of our awards.  The dividend yield assumption is based on our history and expectation of future dividend payouts.  We estimate the number of share-based awards which will be forfeited due to employee turnover.  Quarterly changes in the estimated forfeiture rate can have a significant effect on reported share-based compensation, as the effect of adjusting the rate for all expense amortization after April 1, 2006 is recognized in the period the forfeiture estimate is changed.  If the actual forfeiture rate is higher or lower than the estimated forfeiture rate, then an adjustment is made to increase or decrease the estimated forfeiture rate, which will result in a decrease or increase to the expense recognized in our financial statements.  If forfeiture adjustments are made, they would affect our gross margin, research and development expenses, and selling, general and administrative expenses.  The effect of forfeiture adjustments in the third quarter of fiscal 2013 was immaterial.

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

In periods where our production levels are substantially below our normal operating capacity, the reduced production levels of our manufacturing facilities are charged directly to cost of sales.  Approximately $10.5 million and $18.8 million was charged to cost of sales in the three and nine months ended December 31, 2012, respectively, as a result of decreased production in our wafer fabs. Approximately $3.9 million was charged to cost of sales in the three months ended December 31, 2011 as a result of decreased production in our wafer fabs.

Income Taxes

As part of the process of preparing our condensed consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate.  This process involves estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes.  These differences result in deferred tax assets and liabilities, which are included within our condensed consolidated balance sheets.  We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income within the relevant jurisdiction and to the extent we believe that recovery is not likely, we must establish a valuation allowance.  We have provided valuation allowances for certain of our deferred tax assets, including state net operating loss carryforwards, foreign tax credits and state tax credits, where it is more likely than not that some portion, or all of such assets, will not be realized. At December 31, 2012, the valuation allowances totaled $98.9 million. Should we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.  At December 31, 2012, our deferred tax asset, net of valuation allowances, was $129.7 million.

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

Junior Subordinated Convertible Debentures

We separately account for the liability and equity components of our junior subordinated convertible debentures in a manner that reflects our nonconvertible debt (unsecured debt) borrowing rate when interest cost is recognized.  This results in a bifurcation of a component of the debt, classification of that component in equity and the accretion of the resulting discount on the debt to be recognized as part of interest expense in our condensed consolidated statements of income.  Additionally, certain embedded features of the debentures qualify as derivatives and are bundled as a compound embedded derivative that is measured at fair value.  Lastly, we include the dilutive effect of the shares of our common stock issuable upon conversion of the outstanding junior subordinated convertible debentures in our diluted income per share calculation regardless of whether the market price trigger or other contingent conversion feature has been met.  We apply the treasury stock method as we have adopted an accounting policy to settle the principal amount of the junior subordinated convertible debentures in cash.  This method results in incremental dilutive shares when the average fair value of our common stock for a reporting period exceeds the conversion price per share which was $27.03 at December 31, 2012 and adjusts as dividends are recorded in the future.

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

Results of Operations

The following table sets forth certain operational data as a percentage of net sales for the periods indicated:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2012	2011	2012	2011
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	51.8	43.6	47.9	42.2
Gross profit	48.2	56.4	52.1	57.8
Research and development	17.2	13.5	16.0	12.9
Selling, general and administrative	16.7	15.5	17.1	15.2
Amortization of acquired intangible assets	9.5	0.8	6.2	0.8
Special charges (income)	0.6	(0.2)	2.2	(0.1)
Operating income	4.2%	26.8%	10.6%	29.0%

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

Our net sales for the quarter ended December 31, 2012 were $416.0 million, an increase of 8.5% from the previous quarter's sales of $383.3 million, and an increase of 26.4% from net sales of $329.2 million in the quarter ended December 31, 2011. Our net sales for the nine months ended December 31, 2012 were $1,151.5 million, an increase of 10.3% from net sales of $1,044.3 million in the nine months ended December 31, 2011. The increases in net sales in these periods were due primarily to our acquisition of SMSC on August 2, 2012, offset in part by adverse general economic and semiconductor industry conditions. Average selling prices for our semiconductor products were up approximately 12% for the three-month period ended December 31, 2012 over the corresponding period of the previous fiscal year. Average selling prices for our semiconductor products were up approximately 3% for the nine-month period ended December 31, 2012 over the corresponding period of the previous fiscal year. The number of units of our semiconductor products sold was up approximately 15% for the three-month period ended December 31, 2012, and up approximately 7% for the nine-month period ended December 31, 2012 over the corresponding periods of the previous fiscal year.

The average selling prices and the unit volumes of our sales are impacted by the mix of our products sold and overall semiconductor market conditions.  Key factors related to the amount of net sales during the three and nine-month periods ended December 31, 2012 compared to the three and nine-month periods ended December 31, 2011 include:

•
our acquisition of SMSC whose net sales included in our consolidated statements of income was approximately $93.9 million and $142.1 million in the three and nine months ended December 31, 2012, respectively;

•	global economic conditions in the markets we serve;

•	semiconductor industry conditions;

•	inventory holding patterns of our customers;

•	increasing semiconductor content in our customers' products;

•	customers' increasing needs for the flexibility offered by our programmable solutions;

•	our new product offerings that have increased our served available market; and

•	continued market share gains in the segments of the markets we address.

Sales by product line for the three and nine months ended December 31, 2012 and 2011 were as follows (dollars in thousands):

	Three Months Ended				Nine Months Ended
	December 31,				December 31,
	(unaudited)				(unaudited)
	2012	%	2011	%	2012	%	2011	%
Microcontrollers	$266,033	64.0	$216,915	65.9	$759,690	66.0	$699,667	67.0
Analog and interface products	93,305	22.4	43,014	13.1	210,558	18.3	127,864	12.2
Memory products	32,476	7.8	41,705	12.7	109,764	9.5	137,517	13.2
Technology licensing	21,338	5.1	23,057	7.0	61,741	5.4	65,688	6.3
Other	2,895	0.7	4,465	1.3	9,726	0.8	13,529	1.3
Total sales	$416,047	100.0%	$329,156	100.0%	$1,151,479	100.0%	$1,044,265	100.0%

Microcontrollers

Our microcontroller product line represents the largest component of our total net sales.  Microcontrollers and associated application development systems accounted for approximately 64.0% of our total net sales for the three-month period ended December 31, 2012 and approximately 66.0% of our total net sales for the nine-month period ended December 31, 2012 compared to approximately 65.9% of our total net sales for the three-month period ended December 31, 2011 and approximately 67.0% of our total net sales for the nine-month period ended December 31, 2011.

Net sales of our microcontroller products increased approximately 22.6% in the three-month period ended December 31, 2012 and approximately 8.6% in the nine-month period ended December 31, 2012 compared to the three and nine-month periods ended December 31, 2011. These sales increases were driven primarily by our acquisition of SMSC and market share gains which offset weak general economic and semiconductor industry conditions in the end markets that we serve including the consumer, automotive, industrial control, communications and computing markets.

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

Analog and Interface Products

Sales of our analog and interface products accounted for approximately 22.4% of our total net sales for the three-month period ended December 31, 2012 and approximately 18.3% of our total net sales for the nine-month period ended December 31, 2012 compared to approximately 13.1% of our total net sales for the three-month period ended December 31, 2011 and approximately 12.2% of our total net sales for the nine-month period ended December 31, 2011.

Net sales of our analog and interface products increased approximately 116.9% in the three-month period ended December 31, 2012 and approximately 64.7% in the nine-month period ended December 31, 2012 compared to the three and nine-month periods ended December 31, 2011. These sales increases were driven primarily by our acquisition of SMSC, and market share gains achieved within the analog and interface market.

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

Memory Products

Sales of our memory products accounted for approximately 7.8% of our total net sales for the three-month period ended December 31, 2012 and approximately 9.5% of our total net sales in the nine-month period ended December 31, 2012 compared to approximately 12.7% of our total net sales for the three-month period ended December 31, 2011 and approximately 13.2% of our total net sales in the nine-month period ended December 31, 2011.

Net sales of our memory products decreased approximately 22.1% in the three-month period ended December 31, 2012 and approximately 20.2% in the nine-month period ended December 31, 2012 compared to the three and nine-month periods ended December 31, 2011. These sales decreases were driven primarily by adverse customer demand conditions within the Serial EEPROM and Flash memory markets and weak general economic and semiconductor industry conditions.

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

Technology Licensing

Technology licensing revenue includes a combination of royalties associated with technology licensed for the use of our SuperFlash technology and fees for engineering services.  Technology licensing accounted for approximately 5.1% of our total net sales for the three-month period ended December 31, 2012 and approximately 5.4% of our total net sales for the nine-month period ended December 31, 2012 compared to approximately 7.0% of our total net sales for the three-month period ended December 31, 2011 and approximately 6.3% of our total net sales for the nine-month period ended December 31, 2011.

Net sales related to our technology licensing decreased approximately 7.5% in the three-month period ended December 31, 2012 and approximately 6.0% in the nine-month period ended December 31, 2012 compared to the three and nine-month periods ended December 31, 2011. These sales decreases were due primarily to adverse semiconductor industry and global economic conditions.

Other

Revenue from assembly and test subcontracting services performed during the three months ended December 31, 2012 accounted for approximately 0.7% of our total net sales compared to approximately 1.3% of our total net sales for the three months ended December 31, 2011. During the nine months ended December 31, 2012, revenue from assembly and test subcontracting services accounted for approximately 0.8% of our total net sales compared to approximately 1.3% of our total net sales in the nine months ended December 31, 2011.

Distribution

Distributors accounted for approximately 52% of our net sales in the three-month period ended December 31, 2012 and approximately 59% of our net sales in the three-month period ended December 31, 2011.  Distributors accounted for approximately 54% of our net sales in the nine-month period ended December 31, 2012 and approximately 60% of our net sales in the nine-month period ended December 31, 2011. The decreases in distributor net sales as a percentage of revenue were impacted by our acquisition of SMSC which makes a larger percentage of its net sales to OEM customers rather than through distributors. Our distributors focus primarily on servicing the product requirements of a broad base of diverse customers.  We believe that distributors provide an effective means of reaching this broad and diverse customer base.  We believe that customers recognize Microchip for its products and brand name and use distributors as an effective supply channel.

Our largest distributor, Future Electronics, accounted for approximately 7% and 8% of our net sales in the three and nine-month periods ended December 31, 2012, respectively, and approximately 9% and 10% of our net sales in the three and nine-month periods ended December 31, 2011, respectively.

Generally, we do not have long-term agreements with our distributors and we, or our distributors, may terminate our relationships with each other with little or no advanced notice.  The loss of, or the disruption in the operations of, one or more of our distributors could reduce our future net sales in a given quarter and could result in an increase in inventory returns.

At December 31, 2012 and March 31, 2012, our distributors maintained 27 days of inventory of our products.  Over the past three fiscal years, the days of inventory maintained by our distributors have fluctuated between 27 days and 47 days.  We do not believe that inventory holding patterns at our distributors will materially impact our net sales, due to the fact that we recognize revenue based on sell-through for all our distributors.

Sales by Geography

Sales by geography for the three and nine-month periods ended December 31, 2012 and 2011 were as follows (dollars in thousands):

	Three Months Ended				Nine Months Ended
	December 31,				December 31,
	(unaudited)				(unaudited)
	2012	%	2011	%	2012	%	2011	%
Americas	$77,299	18.6	$69,239	20.8	$228,835	19.9	$220,040	21.1
Europe	84,066	20.2	69,310	22.1	245,051	21.3	240,524	23.0
Asia	254,682	61.2	190,607	57.1	677,593	58.8	583,701	55.9
Total sales	$416,047	100.0%	$329,156	100.0%	$1,151,479	100.0%	$1,044,265	100.0%

Americas sales include sales to customers in the U.S., Canada, Central America and South America. Sales to foreign customers accounted for approximately 84% and 83% of total sales in the three and nine months ended December 31, 2012, respectively. Sales to foreign customers accounted for approximately 82% of total sales in each of the three and nine months ended December 31, 2011. Substantially all of our foreign sales are U.S. Dollar denominated.  Sales to customers in Asia have generally increased over time due to many of our customers transitioning their manufacturing operations to Asia and growth in demand from the emerging Asian market.  Our sales force in the Americas and Europe supports a significant portion of the design activity for products which are ultimately shipped to Asia.

Gross Profit

Our gross profit was $200.4 million in the three months ended December 31, 2012 and $185.5 million in the three months ended December 31, 2011.  Our gross profit was $599.4 million in the nine months ended December 31, 2012 and $603.6 million in the nine months ended December 31, 2011. Gross profit as a percent of sales was 48.2% in the three months ended December 31, 2012 and 56.4% in the three months ended December 31, 2011.  Gross profit as a percentage of sales was 52.1% in the nine months ended December 31, 2012 and 57.8% in the nine months ended December 31, 2011.

The most significant factors affecting our gross profit percentage in the periods covered by this Form 10-Q were:

•
charges of approximately $30.8 million and $52.5 million in the three and nine months ended December 31, 2012, respectively, related to acquired inventory valuation adjustments as a result of our acquisitions which reduced margins in such periods;

•
production levels being below the range of normal capacity levels, resulting in under absorption of fixed costs, in the three and nine months ended December 31, 2012 and the three months ended December 31, 2011, compared to being at or above normal capacity levels in the six months ended September 30, 2011;

•
for each of the three and nine-month periods ended December 31, 2012 and 2011, inventory write-downs being higher than the gross margin impact of sales of inventory that was previously written down; and

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

We adjust our wafer fabrication and assembly and test capacity utilization as required to respond to actual and anticipated business and industry-related conditions.  When production levels are below normal capacity, we charge cost of sales for the unabsorbed capacity. During each of the three and nine-month periods ended December 31, 2012, we operated below normal capacity levels, which we typically consider to be 90% to 95% of the actual capacity of our installed equipment, in our wafer fabrication facilities in response to weaker global economic conditions. As a result, approximately $10.5 million and $18.8 million was charged to cost of sales in the three and nine months ended December 31, 2012, respectively, due to decreased production. We further reduced the wafer starts in our fabs during the December 2012 quarter, which will negatively impact our gross profit in the March 2013 quarter. During the three months ended December 31, 2011, our wafer fabs operated below normal capacity levels which resulted in approximately $3.9 million being charged to cost of sales in that period. Our wafer fabrication facilities operated at or above normal capacity levels during the six months ended September 30, 2011. Similar to our wafer fabs, we operated below normal capacity levels in our Thailand assembly and test facility during the three and nine months ended December 31, 2012 and the three months ended December 31, 2011, which had a negative impact on our gross margin. During the six months ended September 30, 2011, we operated at normal capacity levels at our Thailand facility.

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

Our overall inventory levels were $261.6 million at December 31, 2012, compared to $217.3 million at March 31, 2012.  The primary reason for the increase in the value of our inventory at December 31, 2012 compared to March 31, 2012 was our acquisition of SMSC. We maintained 111 days of inventory on our balance sheet at December 31, 2012 compared to 138 days of inventory at March 31, 2012.  The primary reason for the decrease in days of inventory at December 31, 2012 compared to March 31, 2012 was the cost of sales recognized during the nine months ended December 31, 2012 related to acquired inventory fair value adjustments as a result of our acquisition of SMSC. We expect our inventory levels in the March 2013 quarter to decrease due to the continued lower production in our manufacturing facilities. We believe our existing level of inventory will allow us to maintain competitive lead times and provide strong delivery performance to our customers and allow us to keep our fiscal 2014 capital expenditures at low levels.

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

At December 31, 2012, approximately 60% of our assembly requirements were performed in our Thailand facility compared to approximately 69% of our assembly requirements at December 31, 2011.  The percentage of our assembly work that is performed internally fluctuates over time based on supply and demand conditions in the semiconductor industry and our internal capacity capabilities.  Third-party contractors located in Asia perform the balance of our assembly operations.  At December 31, 2012, approximately 86% of our test requirements were performed in our Thailand facility compared to approximately 94% of our test requirements being performed in our Thailand facility at December 31, 2011.  The primary reason for the decreased percentages of internal assembly and test production is our acquisition of SMSC as SMSC primarily outsourced these manufacturing activities. We believe that the assembly and test operations performed at our Thailand facility provide us with significant cost savings when compared to contractor assembly and test costs, as well as increased control over these portions of the manufacturing process.

We rely on outside wafer foundries for a portion of our wafer fabrication requirements. In the three and nine months ended December 31, 2012, approximately 39% and 31%, respectively, of our total net sales related to wafers purchased from outside foundries. In each of the three and nine months ended December 31, 2011, approximately 20% of our total net sales related to wafers purchased from outside foundries. The primary reason for the increased percentage in the three and nine months ended December 31, 2012 is our acquisition of SMSC, as SMSC relied solely on outside wafer foundries for their wafer fabrication requirements.

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

Research and Development (R&D)

R&D expenses for the three months ended December 31, 2012 were $71.4 million, or 17.2% of net sales, compared to $44.3 million, or 13.4% of net sales, for the three months ended December 31, 2011.  R&D expenses for the nine months ended December 31, 2012 were $184.3 million, or 16.0% of net sales, compared to $134.9 million, or 12.9% of net sales, for the nine months ended December 31, 2011. We are committed to investing in new and enhanced products, including development systems software, and in our design and manufacturing process technologies.  We believe these investments are significant factors in maintaining our competitive position.  R&D costs are expensed as incurred.  Assets purchased to support our ongoing research and development activities are capitalized when related to products which have achieved technological feasibility or that have alternative future uses and are amortized over their expected useful lives.  R&D expenses include labor, depreciation, masks, prototype wafers, and expenses for the development of process technologies, new packages, and software to support new products and design environments.

R&D expenses increased $27.1 million, or 61.3%, for the three months ended December 31, 2012 over the same period last year.  R&D expenses increased $49.3 million, or 36.6%, for the nine months ended December 31, 2012 over the same period last year.  The primary reasons for the increases in R&D costs over these periods were additional costs from our acquisition of SMSC and higher headcount costs partially offset by reductions in bonus costs. In the March 2013 quarter, we expect R&D expenses to be relatively flat with the December 2012 quarter and for such expenses to decrease as a percentage of net sales due to operational efficiencies and continued synergies of integrating our acquisition of SMSC.

Selling, General and Administrative

Selling, general and administrative expenses for the three months ended December 31, 2012 were $69.4 million, or 16.7% of net sales, compared to $51.1 million, or 15.5% of net sales, for the three months ended December 31, 2011.  Selling, general and administrative expenses for the nine months ended December 31, 2012 were $196.7 million, or 17.1% of net sales, compared to $158.6 million, or 15.2% of net sales, for the nine months ended December 31, 2011. Selling, general and administrative expenses include salary and other expenses related to field sales, marketing and administrative personnel, advertising and promotional expenditures and legal expenses.  Selling, general and administrative expenses also include costs related to our direct sales force and field applications engineers who work in sales offices worldwide to stimulate demand by assisting customers in the selection and use of our products.

Selling, general and administrative expenses increased $18.3 million, or 35.8%, for the three months ended December 31, 2012 over the same period last year.  Selling, general and administrative expenses increased $38.1 million, or 24.0%, for the nine months ended December 31, 2012 over the same period last year. The primary reasons for the dollar increases in selling, general and administrative costs over these periods were additional costs from our acquisition of SMSC partially offset by reductions in bonus costs and other discretionary spending. In the March 2013 quarter, we expect selling, general and administrative expenses to decrease in dollars and as a percentage of net sales compared to the December 2012 quarter as we realize continued efficiencies of integrating our acquisition of SMSC.

Amortization of Acquired Intangible Assets

Amortization of acquired intangible assets for the three and nine months ended December 31, 2012 were $39.7 million and $71.6 million, respectively. Amortization of acquired intangible assets for the three and nine months ended December 31, 2011 were $2.7 million and $8.2 million, respectively. The primary reason for the increases in amortization costs were intangible assets acquired as a result of our acquisition of SMSC.

Special Charges

During the three and nine months ended December 31, 2012, we incurred approximately $2.6 million and $13.4 million, respectively, of severance related, office closing, and other costs associated with our acquisition of SMSC. Also, during the nine months ended December 31, 2012, we incurred legal settlement costs of approximately $11.5 million for certain legal matters related to Silicon Storage Technology, Inc. (which we acquired in April 2010) in excess of previously accrued amounts.

During the three months ended December 31, 2011, we recognized $0.7 million of special income associated with prior year acquisitions comprised of a $1.0 million favorable adjustment to contingent consideration offset by $0.3 million of severance-related charges.

Other Income (Expense)

Interest income in the three and nine months ended December 31, 2012 was $3.8 million and $11.9 million, respectively, compared to interest income of $4.4 million and $12.4 million, respectively, in the three and nine months ended December 31, 2011. The primary reason for the decreases in interest income during these periods was due to investments with lower yields and lower invested cash balances. Interest expense in the three and nine months ended December 31, 2012 was $11.1 million and $31.0 million, respectively, compared to $9.0 million and $25.9 million, respectively, in the three and nine months ended December 31, 2011.  The primary reason for the increases in interest expense in the three and nine months ended December 31, 2012 relates to increased borrowings under our credit facility to partially finance our acquisition of SMSC. Other income, net in the three months ended December 31, 2012 was $0.2 million compared to other expense, net of $0.2 million in the three months ended December 31, 2011. Other expense, net in the nine months ended December 31, 2012 was $0.3 million compared to other income, net of $1.3 million in the nine months ended December 31, 2011. The change in other income (expense), net in the nine months primarily relates to fluctuations on our foreign currency derivatives, prior year losses of $1.9 million related to our holdings of publicly traded securities, and a $1.3 million gain related to the sale of inventory previously considered discontinued.

Provision for Income Taxes

Our provision for income taxes reflects tax on foreign earnings and federal and state tax on U.S. earnings.  We had an effective tax rate from continuing operations of 34.1% for the nine-month period ended December 31, 2012 and 11.0% for the nine-month period ended December 31, 2011.  Our effective tax rate was higher in the December 31, 2012 period compared to the previous fiscal year due to certain tax expenses associated with our acquisition of SMSC.

On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law by the President which retroactively extends the research and experimentation tax credit for two years through 2013.  As a result of the law change, we expect in the quarter ending March 31, 2013, to retroactively receive a one-time tax benefit of $5.6 million for research activities incurred during calendar year 2012.  Likewise, the ongoing benefit from this credit will be reflected in our effective tax rate beginning in the quarter ending March 31, 2013.

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

Liquidity and Capital Resources

We had $1,772.0 million in cash, cash equivalents and short-term and long-term investments at December 31, 2012, a decrease of $15.6 million from the March 31, 2012 balance.  The decrease in cash, cash equivalents and short-term and long-term investments over this time period is primarily attributable to cash generated from operating activities being offset by dividend payments of $204.6 million and cash of $731.7 million used for our acquisition of SMSC.

Net cash provided from operating activities was $321.2 million for the nine-month period ended December 31, 2012 compared to $294.0 million for the nine-month period ended December 31, 2011.  The increase in cash flow from operations in the nine-month period ended December 31, 2012 compared to the nine-month period ended December 31, 2011 was primarily due to an increase in cash related to changes in our operating assets and liabilities, which offset lower net income during the nine-month period ended December 31, 2012.

During the nine months ended December 31, 2012, net cash used in investing activities was $920.8 million compared to net cash used in investing activities of $234.1 million for the nine months ended December 31, 2011.  The increase in net cash used in investing activities was due primarily to $731.7 million of cash consideration, net of $180.9 million of cash and cash equivalents acquired, used for our acquisition of SMSC.

Our level of capital expenditures varies from time to time as a result of actual and anticipated business conditions.  Capital expenditures in the nine months ended December 31, 2012 were $36.1 million compared to $58.6 million in the nine months ended December 31, 2011.  Capital expenditures are primarily for the expansion of production capacity and the addition of research and development equipment.  We currently intend to spend approximately $60.0 million during the next twelve months to invest in equipment and facilities to maintain, and selectively increase capacity to meet our currently anticipated needs.

We expect to finance our capital expenditures through our existing cash balances and cash flows from operations.  We believe that the capital expenditures anticipated to be incurred over the next twelve months will provide sufficient manufacturing capacity to meet our currently anticipated needs.

Net cash provided by financing activities was $428.2 million for the nine months ended December 31, 2012 compared to net cash used in financing activities of $158.1 million for the nine months ended December 31, 2011.  We received cash proceeds from borrowings under our credit agreement of $610.0 million during the nine months ended December 31, 2012 which was used to partially finance our acquisition of SMSC. We paid cash dividends to our stockholders of $204.6 million in the nine months ended December 31, 2012 and $198.9 million in the nine months ended December 31, 2011. Proceeds from the exercise of stock options and employee purchases under our employee stock purchase plans were $22.6 million for the nine months ended December 31, 2012 and $40.4 million for the nine months ended December 31, 2011.

On August 12, 2011, we entered into a credit agreement with certain lenders.  The credit agreement provides for a $750 million revolving credit facility, with a $100 million foreign currency sublimit, a $25 million letter of credit sublimit and a $15 million swingline loan sublimit, terminating on August 12, 2016. The credit agreement also contains an increase option permitting us, subject to certain requirements, to arrange with existing lenders and/or new lenders for them to provide up to an aggregate of $250 million in additional commitments, which may be for revolving loans or term loans. Proceeds of loans made under the credit agreement may be used for working capital and general corporate purposes. At December 31, 2012, $610.0 million of borrowings were outstanding under the credit agreement.  See Note 16 of the notes to condensed consolidated financial statements for more information regarding the credit agreement.

On August 2, 2012, we closed our acquisition of SMSC, and SMSC became a wholly owned subsidiary of Microchip.  Upon the closing of the acquisition, each share of common stock of SMSC was cancelled and automatically converted into the right to receive $37.00 in cash, without interest and less any applicable withholding taxes.  We financed the transaction using approximately $312.7 million of our existing balance of cash, cash equivalents and short-term investments and borrowings of approximately $600.0 million under our existing credit agreement. At August 2, 2012, SMSC had approximately $205.2 million of cash, cash equivalents and long-term investments on its balance sheet.

Our total cash, cash equivalents, short-term investments and long-term investments held by our foreign subsidiaries was $1,710.1 million at December 31, 2012 and $1,381.1 million at March 31, 2012. Under current tax laws and regulations, if accumulated earnings and profits held by our foreign subsidiaries that U.S. taxes had not previously been provided for were to be distributed to the U.S. in the form of dividends or otherwise, we would be subject to additional U.S. income taxes and foreign withholding taxes. The balance of cash, cash equivalents, short-term investments and long-term investments available for our U.S. operations as of December 31, 2012 and March 31, 2012 was approximately $100.0 and $406.5 million, respectively. We utilize a variety of tax planning and financing strategies with the objective of having our worldwide cash available in the locations in which it is needed; however, there can be no assurance that we will not determine to repatriate some of our offshore earnings in future periods to fund stockholder dividends, share repurchases, acquisitions or other corporate activities in the future.  We expect that a significant portion of our future cash generation will be in our foreign subsidiaries.

We enter into derivative transactions from time to time in an attempt to reduce our exposure to currency rate fluctuations.  Although none of the countries in which we conduct significant foreign operations has had a highly inflationary economy in the last five years, there is no assurance that inflation rates or fluctuations in foreign currency rates in countries where we conduct operations will not adversely affect our operating results in the future.  At December 31, 2012, we had no foreign currency forward contracts outstanding.

On December 11, 2007, we announced that our Board of Directors had authorized the repurchase of up to an additional 10.0 million shares of our common stock in the open market or in privately negotiated transactions.  As of December 31, 2012, we had repurchased 7.5 million shares under this 10.0 million share authorization for a total of $234.7 million.  There is no expiration date associated with this program.  The timing and amount of future repurchases will depend upon market conditions, interest rates, and corporate considerations.

As of December 31, 2012, we held approximately 23.4 million shares as treasury shares.

On October 28, 2002, we announced that our Board of Directors had approved and instituted a quarterly cash dividend on our common stock.  A quarterly dividend of $0.352 per share was paid on December 6, 2012 in the aggregate amount of $68.7 million. A quarterly dividend of $0.353 per share was declared on February 7, 2013 and will be paid on March 7, 2013 to stockholders of record as of February 21, 2013. We expect the aggregate March 2013 cash dividend to be approximately $69.0 million. Our Board is free to change our dividend practices at any time and to increase or decrease the dividend paid, or not to pay a dividend on our common stock on the basis of our results of operations, financial condition, cash requirements and future prospects, and other factors deemed relevant by our Board.  Our current intent is to provide for ongoing quarterly cash dividends depending upon market conditions, our results of operations, and potential changes in tax laws.

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

Contractual Obligations

There have not been any material changes in our contractual obligations from what we disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2012, other than those obligations that resulted from our acquisition of SMSC. The obligations as of September 30, 2012 that resulted from our acquisition of SMSC include approximately $40.9 million of operating lease obligations through fiscal year 2027, $12.4 million of inventory purchase commitments through fiscal year 2013 and approximately $17.7 million of other contractual obligations in which approximately $13.3 million run through fiscal year 2017 and approximately $4.4 million run through periods thereafter. We funded $600.0 million of the purchase price of our SMSC acquisition from borrowings under our credit facility which terminates on August 16, 2016.

Off-Balance Sheet Arrangements

As of December 31, 2012, we are not involved in any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Our investments are intended to establish a high-quality portfolio that preserves principal, meets liquidity needs, avoids inappropriate concentrations, and delivers an appropriate yield in relationship to our investment guidelines and market conditions. Our investment portfolio, consisting of fixed income securities, money market funds, cash deposits, and marketable securities that we hold on an available-for-sale basis, was $1,772.0 million as of December 31, 2012 compared to $1,787.6 million as of March 31, 2012. Our available-for-sale debt securities, like all fixed income instruments, are subject to interest rate risk and will decline in value if market interest rates increase.  We have the ability to hold our fixed income investments until maturity and, therefore, we would not expect to recognize any material adverse impact in income or cash flows if market interest rates increase.

At December 31, 2012, $33.8 million of the fair value of our investment portfolio was invested in ARS.  Historically, the carrying value of ARS approximated fair value due to the frequent resetting of the interest rates.  If an auction fails for amounts we have invested, our investment will not be liquid. With the continuing liquidity issues experienced in the global credit and capital markets, our ARS have experienced multiple failed auctions.  While we continue to earn interest on these investments based on a pre-determined formula with spreads tied to particular interest rate indices, the estimated market value for a portion of these ARS no longer approximates the original purchase value. The fair value of the failed ARS of $33.8 million has been estimated based on market information and estimates determined by management and could change significantly based on market conditions.  We evaluated the impairments in the value of these ARS, determining our intent to sell these securities prior to the recovery of our amortized cost basis, which resulted in some of the securities being other-than-temporarily impaired and recognized impairment charges on these investments of $0.1 million and $0.4 million in the three and nine months ended December 31, 2012, respectively.  If the issuers are unable to successfully close future auctions or if their credit ratings deteriorate further, we may be required to further adjust the carrying value of the investments through an additional impairment charge to earnings.

Investments in Marketable Equity Investments

Our available-for-sale marketable equity investments at December 31, 2012 consisted of shares of public company common stock, the value of which is determined by the closing price of such shares on the respective markets on which the shares are traded as of the balance sheet date.  These investments are classified as marketable securities and accounted for under the provisions of ASC 320 Investments -- Debt and Equity Securities.  The market value of these investments was approximately $4.4 million at December 31, 2012 compared to our cost basis of approximately $5.3 million.  The value of our investments in these securities would be materially impacted if there was a significant change in the market price of the shares.  A hypothetical 30% favorable or unfavorable change in the stock prices compared to the stock prices at December 31, 2012 would have affected the value of our investments in marketable equity securities by approximately $1.3 million.  See Note 7 to our condensed consolidated financial statements for additional information about our investments in these marketable securities.

Investments in Non-Marketable Equity Investments

We have non-marketable equity investments in several companies ranging from early-stage companies to more mature companies with established revenue and business models.  These companies are dependent upon the successful execution of their product and technology development, acceptance of their products and technology in the markets they serve, and financial and operational efficiency.  If any of these private companies are unsuccessful in these and other related initiatives, or if there are factors beyond their control in the markets which they serve, their performance could be materially adversely affected resulting in a loss of some or all of their value, which would in turn require us to determine if an other-than-temporary impairment to fair value exists in such private equity or debt investments.  If an other-than-temporary impairment of fair value exists, we will need to write down the investment to its fair value and recognize the related impairment charge to our income statement.  Our non-marketable equity investments, excluding those accounted for under the equity method, had a carrying amount of $5.4 million as of December 31, 2012.  As of December 31, 2012, the carrying amount of our non-marketable equity method investments was $1.9 million.

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

Changes in Internal Control over Financial Reporting

On August 2, 2012, we acquired SMSC which operated under its own set of systems and internal controls. During the three months ended September 30, 2012, we transitioned certain of SMSC's processes to our internal control processes; however, we were separately maintaining many of SMSC's internal controls during this period.  During the three months ended December 31, 2012, we completed transitioning SMSC's processes to our internal control processes.

Other than with respect to our transition of SMSC to our systems and control environment as described above, during the three months ended December 31, 2012, there was no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.	Legal Proceedings

In the ordinary course of our business, we are involved in a limited number of legal actions, both as plaintiff and defendant, and could incur uninsured liability in any one or more of them.  We also periodically receive notifications from various third parties alleging infringement of patents, intellectual property rights or other matters.  With respect to pending legal actions to which we are a party or of which any of our property is the subject, although the outcomes of these actions are not generally determinable, we believe that the ultimate resolution of these matters will not have a material adverse effect on our financial position, cash flows or results of operations.  Litigation relating to the semiconductor industry is not uncommon, and we are, and from time to time have been, subject to such litigation.  No assurances can be given with respect to the extent or outcome of any such litigation in the future.

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

Our operating results are affected by a wide variety of factors that could reduce our net sales and profitability, many of which are beyond our control. Some of the factors that may affect our operating results include:

•	general economic, industry or political conditions in the U.S. or internationally;

•	changes in demand or market acceptance of our products and products of our customers;

•	changes in utilization of our manufacturing capacity and fluctuations in manufacturing yields;

•	the mix of inventory we hold and our ability to satisfy orders from our inventory;

•	levels of inventories at our customers;

•	risk of excess and obsolete inventories;

•	our ability to realize the expected benefits of our acquisition of SMSC;

•	competitive developments including pricing pressures;

•	unauthorized copying of our products resulting in pricing pressure and loss of sales;

•	availability of raw materials and equipment;

•	the level of orders that are received and can be shipped in a quarter;

•	the level of sell-through of our products through distribution;

•	fluctuations in the mix of products;

•	our ability to secure sufficient wafer foundry, assembly and testing capacity;

•	changes or fluctuations in customer order patterns and seasonality;

•	announcements of significant acquisitions;

•	changes in tax regulations and policies in the U.S. and other countries in which we do business;

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

The manufacture and assembly of integrated circuits, particularly non-volatile, erasable CMOS memory and logic devices such as those that we produce, are complex processes. These processes are sensitive to a wide variety of factors, including the level of contaminants in the manufacturing environment, impurities in the materials used, the performance of our wafer fabrication and assembly and test personnel and equipment, and other quality issues. As is typical in the semiconductor industry, we have from time to time experienced lower than anticipated manufacturing yields. Our operating results will suffer if we are unable to maintain yields at approximately the current levels. This could include delays in the recognition of revenue, loss of revenue or future orders, and customer-imposed penalties for failure to meet contractual shipment deadlines. Our operating results are also adversely affected when we operate at less than optimal capacity. For example, in the third quarter of fiscal 2012, we reduced wafer starts in both Fab 2 and Fab 4 to help control inventory balances in response to a slowdown in global economic conditions. We continued with the reduced level of wafer starts through the first quarter of fiscal 2013. These actions had a negative impact on our gross profit. We further reduced the wafer starts in our fabs in late September 2012 and again during the quarter ended December 31, 2012 which will negatively impact our gross profit in the March 2013 quarter.

We may not fully realize the anticipated benefits of our completed or future acquisitions or divestitures, including our acquisition of SMSC.

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

The semiconductor industry is intensely competitive and has been characterized by price erosion and rapid technological change. We compete with major domestic and international semiconductor companies, many of which have greater market recognition and substantially greater financial, technical, marketing, distribution and other resources than we do. We may be unable to compete successfully in the future, which could harm our business. Our ability to compete successfully depends on a number of factors both within and outside our control, including, but not limited to:

•	the quality, performance, reliability, features, ease of use, pricing and diversity of our products;

•	our success in designing and manufacturing new products including those implementing new technologies;

•	the rate at which customers incorporate our products into their own applications;

•	product introductions by our competitors;

•	the number, nature and success of our competitors in a given market;

•	our ability to obtain adequate foundry capacity and supplies of raw materials and other supplies at acceptable prices;

•	our ability to protect our products and processes by effective utilization of intellectual property rights;

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

Sales through distributors accounted for approximately 54% of our net sales in the first nine months of fiscal 2013 and approximately 59% of our net sales in fiscal 2012. Our largest distributor accounted for approximately 8% of our net sales in the first nine months of fiscal 2013 and just under 10% of our net sales in fiscal 2012. We do not have long-term agreements with our distributors and we and our distributors may each terminate our relationship with little or no advance notice.

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

We are dependent on wafer foundries and other contractors to perform key manufacturing functions for us, and our licensees of our SuperFlash technology also rely on foundries and other contractors.

We use several contractors located in Asia for a portion of the assembly and testing of our products. We also rely on outside wafer foundries for a significant portion of our wafer fabrication. Our reliance on third party contractors and foundries has increased as a result of our acquisition of SMSC. Although we own the majority of our manufacturing resources, the disruption or termination of any of our contractors could harm our business and operating results.

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

Further, we sell to customers in industries such as automotive, aerospace, and medical, where failure of the systems in which our products are integrated could cause damage to property or persons. We may be subject to claims if our products, or interactions with our products, cause system failures. We will face increased exposure to claims if there are substantial increases in either the volume of our sales into these applications or the frequency of system failures integrating our products.

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

We do not typically enter into long-term contracts with our customers and we cannot be certain about future order levels from our customers. When we do enter into customer contracts, the contract is generally cancelable at the convenience of the customer. Even though we had approximately 82,000 customers and our ten largest direct customers made up approximately 10% of our total revenue for the nine months ended December 31, 2012, cancellation of customer contracts could have an adverse impact on our revenue and profits. SMSC has a higher concentration of larger customers and we expect the overall percentage of revenue from our top ten customers to increase due to our acquisition of SMSC.

As the practice has become more commonplace in the industry, we have entered into contracts with certain customers that differ from our standard terms of sale. Further, as a result of our acquisition of SMSC, we have inherited certain customer contracts that differ from our standard terms of sale. For example, under our non-standard contracts (including SMSC contracts) we may commit to supply specific quantities of products on scheduled delivery dates, or agree to extend our obligations for certain liabilities such as warranties or indemnification for claims of intellectual property infringement. Where we agree to special supply terms and become unable to supply the customer as required under the contract, the customer may incur additional production costs, lost revenues due to subsequent delays in their own manufacturing schedule, or quality-related issues. Where we agree to special warranty or higher indemnification provisions, we may be liable for the customer's costs, expenses and damages associated with their claims and we may be obligated to defend the customer against claims of intellectual property infringement and pay the associated legal fees. While we try to limit the number of contracts that we sign which contain such special provisions, manage the risks underlying such liabilities, and set caps on our liability exposure, such provisions do expose us to significant additional risks and could result in a material adverse impact on our results of operation and financial condition.

We must attract and retain qualified personnel to be successful, and competition for qualified personnel can be intense.

Our success depends upon the efforts and abilities of our senior management, engineering, manufacturing and other personnel. The competition for qualified engineering and management personnel can be intense. We may be unsuccessful in retaining our existing key personnel or in attracting and retaining additional key personnel that we require. The loss of the services of one or more of our key personnel or the inability to add key personnel could harm our business. The loss of, or any inability to attract personnel, even if not key personnel, if experienced in sufficient numbers could harm our business. We have no employment agreements with any member of our senior management team.

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

Sales to foreign customers account for a substantial portion of our net sales. During the first nine months of fiscal 2013, approximately 83% of our net sales were made to foreign customers. During fiscal 2012, approximately 82% of our net sales were made to foreign customers. We purchase a substantial portion of our raw materials and equipment from foreign suppliers. In addition, we own product assembly and testing facilities located near Bangkok, Thailand, which has experienced periods of political instability in the past. From time to time, Thailand has also experienced periods of severe flooding. There can be no assurance that any future flooding in Thailand would not have a material adverse impact on our operations. We use various foreign contractors for a portion of our assembly and testing and wafer fabrication requirements. Substantially all of our finished goods inventory is maintained in Thailand.

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

We review our long-lived assets, including goodwill and other intangible assets, for impairment annually in the fourth fiscal quarter or whenever events or changes in circumstances indicate that the carrying amount of those assets may not be recoverable. Factors that may be considered in assessing whether goodwill or intangible assets may not be recoverable include a decline in our stock price or market capitalization, reduced estimates of future cash flows and slower growth rates in our industry. Our valuation methodology for assessing impairment requires management to make judgments and assumptions based on historical experience and to rely heavily on projections of future operating performance. Because we operate in highly competitive environments, projections of future operating results and cash flows may vary significantly from our actual results. No goodwill or long-lived asset impairment charges were recorded in fiscal 2012 or the first nine months of fiscal 2013.

Our financial condition and results of operations could be adversely affected if we do not effectively manage our current or future debt.

As a result of our sale of $1.15 billion of principal value 2.125% junior subordinated convertible debentures in December 2007, we have a substantially greater amount of long-term debt than we have maintained in the past. In August 2011, we entered into a $750 million revolving credit agreement. We borrowed approximately $610.0 million under such credit agreement to help fund our acquisition of SMSC in August 2012. Our maintenance of substantial levels of debt could adversely affect our ability to take advantage of corporate opportunities and could adversely affect our financial condition and results of operations. We may need or desire to refinance all or a portion of our debentures or any other future indebtedness and there can be no assurance that we will be able to refinance any of our indebtedness on commercially reasonable terms, if at all.

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

Our investments in available-for-sale marketable securities at December 31, 2012 consisted of shares of public company common stock, the value of which is determined by the closing price of such shares on the respective markets on which the shares are traded as of our balance sheet date. The market value of these investments was approximately $4.4 million at December 31, 2012. The stock prices of these securities could materially decrease due to company performance or market-related activity, negatively affecting the value of these investments. If we wanted to liquidate these investments at a time in which the stock prices had decreased from current levels, our realized return would be materially and adversely affected. Depending on the number of shares we desire to sell relative to the daily trading volume in the shares, in the event we desire to sell our marketable securities, it may take several weeks or months to dispose of our position and our efforts to sell could drive down the price of the shares we are selling.

We may not realize a return on our non-marketable equity investments.

At December 31, 2012, we had investments of $7.3 million in several privately held companies ranging from early-stage companies to more mature companies with established revenue and business models. Many factors are critical to the success of these companies, including product and technology development, market acceptance of their products and technology, and achievement of financial and operational efficiencies. If any of these private companies are unsuccessful as a result of these or other factors, we could lose all or part of our investment in that company. Also, if we determine that an other-than-temporary impairment to fair value exists in any of our non-marketable equity investments, we will need to write down the investment to its fair value and recognize the related impairment charge.

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

At December 31, 2012, $33.8 million of the fair value of our investment portfolio was invested in ARS.  Historically, the carrying value of ARS approximated fair value due to the frequent resetting of the interest rates.  With the continuing liquidity issues in the global credit and capital markets, our ARS have experienced multiple failed auctions.  As a result, we will not be able to access such funds until a future auction on these investments is successful.

Our ARS have experienced multiple rating downgrades by the major rating agencies. The fair value of these ARS has been estimated based on market information and estimates determined by management and could change significantly based on market conditions. Based on the estimated values, we concluded these investments were other than temporarily impaired and have recognized impairment charges on these investments in prior periods. We recognized an impairment charge of $0.1 million and $0.4 million for the three and nine-month periods ended December 31, 2012, respectively. If the issuers are unable to successfully close future auctions or if their credit ratings deteriorate further, we may be required to further adjust the carrying value of our ARS through an additional impairment charge to earnings.

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

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MICROCHIP TECHNOLOGY INCORPORATED

Date:	February 11, 2013	By: /s/ J. Eric Bjornholt
J. Eric Bjornholt
Vice President and Chief Financial Officer
(Duly Authorized Officer, and
Principal Financial and Accounting Officer)