Form 10-K
period 2013-03-31
MICROCHIP TECHNOLOGY INC
filed 2013-05-30
CIK 827054

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K
(Mark One)

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended March 31, 2013
OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _________ to __________

Commission File Number:  0-21184

MICROCHIP TECHNOLOGY INCORPORATED
(Exact Name of Registrant as Specified in Its Charter)

Delaware	86-0629024
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

2355 W. Chandler Blvd., Chandler, AZ  85224-6199
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐    Yes      ☒ No

Aggregate market value of the voting and non-voting common equity held by non-affiliates as of September 30, 2012 based upon the closing price of the common stock as reported by the NASDAQ Global Market on such date was approximately $6,188,994,998.

Number of Shares of Common Stock, $0.001 par value, outstanding as of May 24, 2013: 197,140,957 shares

Documents Incorporated by Reference
Document	Part of Form 10-K
Proxy Statement for the 2013 Annual Meeting of Stockholders	III

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

Item 1.   BUSINESS

We develop and manufacture specialized semiconductor products used by our customers for a wide variety of embedded control applications.  Our product portfolio comprises general purpose and specialized 8-bit, 16-bit, and 32-bit PIC® microcontrollers and 16-bit dsPIC® digital signal controllers, most of which feature on-board Flash (reprogrammable) memory technology.  In addition, we offer a broad spectrum of high-performance linear, mixed-signal, power management, thermal management, RF, safety and security, and interface devices, as well as serial EEPROMs, Serial Flash memories and Parallel Flash memories.  We also license Flash-IP solutions that are incorporated in a broad range of products.  Our synergistic product portfolio targets thousands of applications worldwide and a growing demand for high-performance designs in the automotive, communications, computing, consumer and industrial control markets.  Our quality systems are ISO/TS16949 (2002 version) certified.

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

All of our SEC filings on our website are available free of charge.  The information on our website is not incorporated into this Form 10-K.

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

Embedded control systems typically incorporate a microcontroller as the principal active, and sometimes sole, component.  A microcontroller is a self-contained computer-on-a-chip consisting of a central processing unit, often with on board non-volatile program memory, random access memory for data storage and various input/output peripheral capabilities.  In addition to the microcontroller, a complete embedded control system incorporates application-specific software and may include specialized peripheral device controllers, non-volatile memory components such as EEPROMs, Flash memory and various analog and interface products.

The increasing demand for embedded control has made the market for microcontrollers one of the larger segments of the semiconductor market at approximately $15 billion in calendar year 2012.  Microcontrollers are currently available in 4-bit through 32-bit architectures.  4-bit microcontrollers are the smallest segment of the microcontroller market and have been in decline for several years.  8-bit microcontrollers remain very cost-effective for a wide range of high-volume embedded control applications and, as a result, continue to represent a significant portion of the overall microcontroller market.  16-bit and 32-bit microcontrollers provide higher performance and functionality, and are generally found in more complex embedded control applications.

Our Products

Our strategic focus is on embedded control solutions, including:

•	general purpose and specialized microcontrollers

•	development tools

•	analog, interface and mixed signal products

•	memory products

•	technology licensing

We provide highly cost-effective embedded control solutions that also offer the advantages of small size, high performance, extreme low power, wide voltage range operation, mixed signal integration, and ease of development, enabling timely and cost-effective embedded control product integration by our customers.

Microcontrollers

We offer a broad family of proprietary general purpose microcontroller products marketed under the PIC brand name.  We believe that our PIC product family is a price/performance leader in the worldwide microcontroller market.  We have shipped over 12 billion PIC microcontrollers to customers worldwide since their introduction in 1990.  Our PIC products are designed for applications requiring field programmability, high performance, low power and cost effectiveness.  Our performance results from a product architecture which features dual data and instruction pathways, referred to as a Harvard dual-bus architecture; a Reduced Instruction Set Computer, referred to as RISC; and variable length instructions; all of which provide significant speed advantages over alternative single-bus, Complex Instruction Set Computer architectures, referred to as CISC.  We also offer specialized microcontrollers for automotive networking, computing, wireless communication and wireless audio. With over 1,000 microcontrollers in our product portfolio, we target the 8-bit, 16-bit, and 32-bit microcontroller markets.

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

Our family of development tools for our PIC and dsPIC products range from entry-level systems, which include an assembler and programmer or in-circuit debugging hardware, to fully configured systems that provide in-circuit emulation capability.  Customers moving from entry-level designs to those requiring real-time emulation are able to preserve their investment in learning and tools as they migrate to future PIC devices since all of our PIC and dsPIC development tools share the same integrated development environment.

Many independent companies also develop and market application development tools that support our standard microcontroller product architecture.  Currently, there are approximately 200 third-party tool suppliers worldwide whose products support our proprietary microcontroller architecture.

We believe that familiarity with and adoption of both our and third-party development tools by an increasing number of product designers will be an important factor in the future selection of our embedded control products.  These development tools allow design engineers to develop thousands of application-specific products from our standard microcontrollers.  To date, we have shipped almost 1.5 million development tools.

Analog, Interface and Mixed Signal Products

Our analog, interface and mixed signal products consist of several families with over 1,000 power management, linear, mixed-signal, thermal management, RF Linear drivers, safety and security, USB, ethernet, wireless and other interface products.

We market and sell our analog, interface and mixed signal products into our microcontroller customer base, to customers who use microcontrollers from other suppliers and to customers who use other products that may not fit our traditional PIC microcontroller and memory products customer base.  We market these, and all of our products, based on an application segment approach targeted to provide customers with application solutions.

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

Technology Licensing

Our technology licensing business includes license fees and royalties associated with technology licenses for the use of our SuperFlash® technology and fees for engineering services.  We license our SuperFlash  technology to foundries, integrated device manufacturers and design partners throughout the world for use in the manufacture of their advanced microcontroller products, gate array, RF and analog products that require embedded flash.

Manufacturing

Our manufacturing operations include wafer fabrication, wafer probe, assembly and test.  The ownership of a substantial portion of our manufacturing resources is an important component of our business strategy, enabling us to maintain a high level of manufacturing control, resulting in us being one of the lowest cost producers in the embedded control industry.  By owning wafer fabrication facilities and our assembly and test operations, and by employing statistical techniques (statistical process control, designed experiments and wafer level monitoring), we have been able to achieve and maintain high production yields.  Direct control over manufacturing resources allows us to shorten our design and production cycles.  This control also allows us to capture the wafer manufacturing and a portion of the assembly and testing profit margin. We do outsource a significant portion of our manufacturing requirements to third parties and the amount of our outsourced manufacturing increased due to our acquisition of Standard Microsystems Corporation (SMSC) which outsourced all of its manufacturing.

Our manufacturing facilities are located in:

•	Tempe, Arizona (Fab 2)

•	Gresham, Oregon (Fab 4)

•	Chandler, Arizona (wafer probe)

•	Bangkok, Thailand (wafer probe, assembly and test)

Wafer Fabrication

Fab 2 currently produces 8-inch wafers and supports manufacturing processes from 0.35 to 5.0 microns.  During fiscal 2013, in response to weak global economic conditions, Fab 2 operated below normal capacity levels, which we typically consider to be in the range of 90% to 95% of the actual capacity of the installed equipment.  Fab 2's capacity to support more advanced technologies was increased during fiscal 2013 by making process improvements, upgrading existing equipment, and adding equipment as required.

Fab 4 currently produces 8-inch wafers using predominantly 0.22 to 0.5 micron manufacturing processes and is capable of supporting technologies below 0.18 microns.  Similar to Fab 2, Fab 4 was operating below normal capacity levels during fiscal 2013. A significant amount of additional clean room capacity and equipment in Fab 4 can be brought on line in the future to support incremental wafer fabrication capacity needs.  We believe the combined capacity of Fab 2 and Fab 4 will provide sufficient capacity to allow us to respond to increases in future demand over the next several years with modest incremental capital expenditures.

We continue to transition products to more advanced process technologies to reduce future manufacturing costs.  We believe that our ability to successfully transition to more advanced process technologies is important for us to remain competitive.

We have, in recent years, outsourced a larger portion of our wafer production requirements to third-party wafer foundries to augment our internal manufacturing capabilities.  As a result of our recent acquisitions, we have become more reliant on outside wafer foundries for our wafer fabrication requirements.  In fiscal 2013 and the fourth quarter of fiscal 2013, approximately 33% and 38% of our sales came from products that were produced at outside wafer foundries.

Wafer Probe, Assembly and Test

We perform wafer probe, product assembly and testing at our facilities located near Bangkok, Thailand.  We also perform a limited amount of wafer probe at our Chandler, Arizona facility. During the fourth quarter of fiscal 2013, approximately 56% of our assembly requirements were being performed in our Thailand facilities and approximately 84% of our test requirements were performed in our Thailand facilities.  We use third-party assembly and test contractors in several Asian countries for the balance of our assembly and test requirements.  During fiscal 2013, due to weak economic and semiconductor industry conditions, we operated at levels below the total operating capacity of our Thailand facilities.

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

At the end of fiscal 2013, we owned identifiable long-lived assets (consisting of property, plant and equipment) in the U.S. with a carrying value, net of accumulated depreciation, of $325.3 million and $189.2 million in other countries, including $171.1 million in Thailand.  At the end of fiscal 2012, we owned identifiable long-lived assets in the U.S. with a carrying value, net of accumulated depreciation, of $314.3 million and $202.3 million in other countries, including $186.1 million in Thailand. At the end of fiscal 2011, we owned identifiable long-lived assets in the U.S. with a carrying value, net of accumulated depreciation, of $330.0 million and $210.5 million in other countries, including $193.7 million in Thailand.

Research and Development (R&D)

We are committed to continuing our investment in new and enhanced products, including development systems, and in our design and manufacturing process technologies.  We believe these investments are significant factors in maintaining our competitive position.  Our current R&D activities focus on the development of general purpose and specialized microcontrollers, digital signal controllers, Serial EEPROM memory, NOR FLASH Memory, Embedded FLASH technologies, RF products, analog, interface and mixed signal products, development systems, user interface products, software and application-specific software libraries.  We are also developing design and process technologies to enable new products and innovative features as well as achieve further cost reductions and performance improvements in existing products.

In fiscal 2013, our R&D expenses were $254.7 million, compared to $182.7 million in fiscal 2012 and $170.6 million in fiscal 2011.  R&D expenses included share-based compensation expense of $22.2 million in fiscal 2013, $14.7 million in fiscal 2012 and $12.9 million in fiscal 2011.

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

In fiscal 2013, we derived 53% of our net sales through distributors and 47% of our net sales from customers serviced directly by us.  In fiscal 2012, we derived 59% of our net sales through distributors and 41% of our net sales from customers serviced directly by us.  The decrease in distributor net sales in fiscal 2013 compared to prior periods was driven primarily by our acquisition of SMSC which makes a larger percentage of its net sales to OEM customers rather than through distributors. In fiscal 2011, we derived 58% of our net sales through distributors and 42% of our net sales from customers serviced directly by us.  Our largest distributor, Future Electronics, accounted for approximately 10% of our net sales in each of fiscal 2012 and fiscal 2011.  No other distributor or end customer accounted for more than 10% of our net sales in fiscal 2013, fiscal 2012 or fiscal 2011.

We do not have long-term agreements with our distributors and we, or our distributors, may each terminate our relationship with little or no advanced notice.  The loss of, or the disruption in the operations of, one or more of our distributors could reduce our future net sales in a given quarter and could result in an increase in inventory returns.

Sales by Geography

Sales by geography for fiscal 2013, fiscal 2012 and fiscal 2011 were as follows (dollars in thousands):

	Year Ended March 31,
	2013	%	2012	%	2011	%
Americas	$313,574	19.8	$290,392	21.0	$310,735	20.9
Europe	344,398	21.8	319,881	23.1	334,911	22.5
Asia	923,651	58.4	772,903	55.9	841,559	56.6
Total Sales	$1,581,623	100.0	$1,383,176	100.0	$1,487,205	100.0

Sales to foreign customers accounted for approximately 83% of our net sales in fiscal 2013, approximately 82% of our net sales in fiscal 2012 and approximately 80% of our net sales in fiscal 2011.  Our sales to foreign customers have been predominately in Asia and Europe, which we attribute to the manufacturing strength in those areas for automotive, communications, computing, consumer and industrial control products.  Americas sales include sales to customers in the U.S., Canada, Central America and South America.

Sales to customers in China, including Hong Kong, accounted for approximately 27% of our net sales in fiscal 2013, approximately 24% of our net sales in fiscal 2012 and approximately 25% of our net sales in fiscal 2011.  Sales to customers in Taiwan accounted for approximately 13% of our net sales in fiscal 2013, approximately 15% of our net sales in fiscal 2012 and approximately 13% of our net sales in fiscal 2011.  We did not have sales into any other foreign countries that exceeded 10% of our net sales during fiscal 2013, fiscal 2012 or fiscal 2011.

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

Backlog

As of April 30, 2013, our backlog was approximately $611.0 million, compared to $328.8 million as of April 30, 2012.  Our backlog includes all purchase orders scheduled for delivery within the subsequent 12 months.

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

We currently compete principally on the basis of the technical innovation and performance of our embedded control products, including the following product characteristics:

•	performance

•	analog, digital and mixed signal functionality

•	memory density

•	low power consumption

•	reliability

•	packaging alternatives

We believe that other important competitive factors in the embedded control market include:

•	ease of use

•	functionality of application development systems

•	dependable delivery, quality and availability

•	technical and innovative service and support

•	time to market

•	price

We believe that we compete favorably with other companies on all of these factors, but we may be unable to compete successfully in the future, which could harm our business.

Patents, Licenses and Trademarks

We maintain a portfolio of U.S. and foreign patents, expiring on various dates between 2013 and 2031.  We also have numerous additional U.S. and foreign patent applications pending.  We do not expect that the expiration of any particular patent will have a material impact on our business.  While we intend to continue to seek patents on our technology and manufacturing processes, we believe that our continued success depends primarily on the technological skills and innovative capabilities of our personnel and our ability to rapidly commercialize product developments, rather than on our patents.  Our existing and new patents, trademarks and copyrights that issue may not be of sufficient scope or strength to provide meaningful intellectual property protection or any commercial advantage to us.  Pursuing violations of our intellectual property rights on a worldwide basis is a complex business area involving patent law, trademark law, copyright law and the laws of certain foreign countries do not protect our intellectual property rights to the same extent as the laws of the U.S.

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

Employees

As of March 31, 2013, we had 8,003 employees.  None of our employees are represented by a labor organization.  We have never had a work stoppage and believe that our employee relations are good.

Executive Officers of the Registrant

The following sets forth certain information regarding our executive officers as of April 30, 2013:

Name	Age	Position
Steve Sanghi	57	Chairman of the Board, President and Chief Executive Officer
Ganesh Moorthy	53	Executive Vice President and Chief Operating Officer
J. Eric Bjornholt	42	Vice President, Chief Financial Officer
Stephen V. Drehobl	51	Vice President, MCU8 and Technology Development Division
David S. Lambert	61	Vice President, Fab Operations
Mitchell R. Little	61	Vice President, Worldwide Sales and Applications
Richard J. Simoncic	49	Vice President, Analog and Interface Products Division

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

Mr. Drehobl has served as Vice President of the MCU8 and Technology Development Division since July 2001. He has been employed by Microchip since August 1989 and has served as a Vice President in various roles since February 1997.  Mr. Drehobl holds a Bachelor of Technology degree from the University of Dayton.

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

Our operating results are affected by a wide variety of factors that could reduce our net sales and profitability, many of which are beyond our control. Some of the factors that may affect our operating results include:

•	general economic, industry or political conditions in the U.S. or internationally;

•	changes in demand or market acceptance of our products and products of our customers, and market fluctuations in the industries into which such products are sold;

•	changes in utilization of our manufacturing capacity and fluctuations in manufacturing yields;

•	the mix of inventory we hold and our ability to satisfy orders from our inventory;

•	levels of inventories held by our customers;

•	risk of excess and obsolete inventories;

•	our ability to realize the expected benefits of our acquisition of SMSC;

•	competitive developments including pricing pressures;

•	unauthorized copying of our products resulting in pricing pressure and loss of sales;

•	availability of raw materials and equipment;

•	the level of orders that are received and can be shipped in a quarter;

•	the level of sell-through of our products through distribution;

•	fluctuations in the mix of products;

•	our ability to secure sufficient wafer foundry, assembly and testing capacity;

•	changes or fluctuations in customer order patterns and seasonality;

•	announcements of significant acquisitions;

•	changes in tax regulations and policies in the U.S. and other countries in which we do business;

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

We believe that period-to-period comparisons of our operating results are not necessarily meaningful and that you should not rely upon any such comparisons as indications of our future performance. In future periods, our operating results may fall below our public guidance or the expectations of public market analysts and investors, which would likely have a negative effect on the price of our common stock. Adverse global economic conditions, the subsequent economic recovery and uncertainty surrounding the strength of such recovery have caused our operating results to fluctuate significantly and make comparability between periods less meaningful.
Our operating results will suffer if we ineffectively utilize our manufacturing capacity or fail to maintain manufacturing yields.

The manufacture and assembly of integrated circuits, particularly non-volatile, erasable CMOS memory and logic devices such as those that we produce, are complex processes. These processes are sensitive to a wide variety of factors, including the level of contaminants in the manufacturing environment, impurities in the materials used, the performance of our wafer fabrication and assembly and test personnel and equipment, and other quality issues. As is typical in the semiconductor industry, we have from time to time experienced lower than anticipated manufacturing yields. Our operating results will suffer if we are unable to maintain yields at approximately the current levels. This could include delays in the recognition of revenue, loss of revenue or future orders, and customer-imposed penalties for failure to meet contractual shipment deadlines. Our operating results are also adversely affected when we operate at less than optimal capacity. For example, in the third quarter of fiscal 2012, we reduced wafer starts in both Fab 2 and Fab 4 to help control inventory balances in response to a slowdown in global economic conditions. We continued with the reduced level of wafer starts through the first quarter of fiscal 2013. These actions had a negative impact on our gross profit. We further reduced the wafer starts in our fabs in late September 2012 and again during the quarter ended December 31, 2012 which continued to negatively impact our gross profit through the March 2013 quarter.

We may not fully realize the anticipated benefits of our completed or future acquisitions or divestitures, including our acquisition of SMSC.

We have acquired, and expect in the future to acquire, additional businesses that we believe will complement or augment our existing businesses. In this regard, on August 2, 2012, we completed our acquisition of SMSC, a publicly traded semiconductor company. The integration process for our acquisitions may be complex, costly and time consuming and include unanticipated issues, expenses and liabilities. We may not be able to successfully or profitably integrate, operate, maintain and manage any newly acquired operations or employees. We may not be able to maintain uniform standards, procedures and policies and we may be unable to realize the expected synergies and cost savings from the integration. There may be increased risk due to integrating financial reporting and internal control systems. We may have difficulty in developing, manufacturing and marketing the products of a newly acquired company (including SMSC), or in growing the business at the rate we anticipate. Following an acquisition, we may not achieve the revenue or net income levels that justify the acquisition. We may suffer loss of key employees, customers and strategic partners of acquired companies and it may be difficult to implement our corporate culture at acquired companies. We may be subject to claims by terminated employees, shareholders of acquired companies and other third parties related to the transaction. Acquisitions may also result in one-time charges (such as acquisition-related expenses, write-offs, restructuring charges, or future impairment of goodwill), contingent liabilities, adverse tax consequences, additional stock-based compensation expense and other charges that adversely affect our operating results. Additionally, we may fund acquisitions of new businesses or strategic alliances by utilizing cash, borrowings under our credit agreement, raising debt, issuing shares of common stock, or other mechanisms.

While the risks above may be relevant to all of our acquisitions, our acquisition of SMSC was a larger and more complex transaction than our other recent transactions and exposes us to greater risks and liabilities than we have encountered in the past.

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

Our net sales in any given quarter depend upon a combination of shipments from backlog, and customer orders that are both received and shipped in that same quarter, which we refer to as turns orders. We measure turns orders at the beginning of a quarter based on the orders needed to meet the shipment targets that we set entering the quarter. Historically, we have relied on our ability to respond quickly to customer orders as part of our competitive strategy, resulting in customers placing orders with relatively short delivery schedules. Shorter lead times generally mean that turns orders as a percentage of our business are relatively high in any particular quarter and reduce our backlog visibility on future product shipments. Turns orders correlate to overall semiconductor industry conditions and product lead times. Because turns orders are difficult to predict, varying levels of turns orders make our net sales more difficult to forecast. As a significant portion of our products are manufactured at foundries, foundry lead times may affect our ability to achieve certain turns orders. If we do not achieve a sufficient level of turns orders in a particular quarter relative to our revenue targets, our revenue and operating results will likely suffer.

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

The semiconductor industry is intensely competitive and has been characterized by price erosion and rapid technological change. We compete with major domestic and international semiconductor companies, many of which have greater market recognition and substantially greater financial, technical, marketing, distribution and other resources than we do. We may be unable to compete successfully in the future, which could harm our business. Our ability to compete successfully depends on a number of factors both within and outside our control, including, but not limited to:

•	the quality, performance, reliability, features, ease of use, pricing and diversity of our products;

•	our success in designing and manufacturing new products including those implementing new technologies;

•	the rate at which customers incorporate our products into their own applications;

•	the rate at which the markets that we serve redesign and change their own products;

•
changes in demand in the markets that we serve and the overall rate of growth or contraction of such markets, including but not limited to the automotive, personal computing and consumer electronics markets;

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

Historically, average selling prices in the semiconductor industry decrease over the life of any particular product. The overall average selling prices of our microcontroller and proprietary analog, interface and mixed signal products have remained relatively constant, while average selling prices of our memory and non-proprietary analog, interface and mixed signal products have declined over time.

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

Sales through distributors accounted for approximately 53% of our net sales in fiscal 2013 and approximately 59% of our net sales in fiscal 2012. We do not have long-term agreements with our distributors and we and our distributors may each terminate our relationship with little or no advance notice.

Any future adverse conditions in the U.S. or global economies or in the U.S. or global credit markets could materially impact the operations of our distributors. Any deterioration in the financial condition of our distributors or any disruption in the operations of our distributors could adversely impact the flow of our products to our end customers and adversely impact our results of operation. In addition, during an industry or economic downturn, it is possible there will be an oversupply of products and a decrease in sell-through of our products by our distributors which could reduce our net sales in a given period and result in an increase in inventory returns. Violations of the Foreign Corrupt Practices Act, or similar laws, by distributors or other channel partners could have a material adverse impact on our business.

Our success depends on our ability to introduce new products on a timely basis.

Our future operating results will depend on our ability to develop and introduce new products on a timely basis that can compete effectively on the basis of price and performance and which address customer requirements. The success of our new product introductions depends on various factors, including, but not limited to:

•	proper new product selection;

•	timely completion and introduction of new product designs;

•	procurement of licenses for intellectual property rights from third parties under commercially reasonable terms;

•	timely filing and protection of intellectual property rights for new product designs;

•	availability of development and support tools and collateral literature that make complex new products easy for engineers to understand and use; and

•	market acceptance of our customers' end products.

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

Our technology licensing business is based on our SuperFlash technology. The success of our licensing business will depend on the continued market acceptance of this technology and on our ability to further develop and enhance such technology and to introduce new technologies in the future. To be successful, any such technology must be able to be repeatably implemented by licensees, provide satisfactory yield rates, address licensee and customer requirements, and perform competitively. The success of our technology licensing business depends on various other factors, including, but not limited to:

•	proper identification of licensee requirements;

•	timely development and introduction of new or enhanced technology;

•	our ability to protect our intellectual property rights for our licensed technology;

•	our ability to limit our liability and indemnification obligations to licensees;

•	availability of sufficient development and support services to assist licensees in their design and manufacture of products integrating our technology;

•	availability of foundry licensees with sufficient capacity to support OEM production; and

•	market acceptance of our customers' end products.

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

We rely on outside wafer foundries for a significant portion of our wafer fabrication needs. We also use several contractors located in Asia for a portion of the assembly and testing of our products. Our reliance on third party contractors and foundries has increased as a result of our acquisition of SMSC. Although we own the majority of our manufacturing resources, the disruption or termination of any of our contractors could harm our business and operating results.

Our use of third parties involves some reduction in our level of control over the portions of our business that we subcontract. Our future operating results could suffer if any contractor were to experience financial, operational or production difficulties or situations when demand exceeds capacity, or if they were unable to maintain manufacturing yields, assembly and test yields and costs at approximately their current levels, or if due to their locations in foreign countries they were to experience political upheaval or infrastructure disruption. If these third parties are unable or unwilling to timely deliver products or services conforming to our quality standards, we may not be able to qualify additional manufacturing sources for our products in a timely manner or at all, or on terms favorable to us. Additionally, these subcontractors could abandon fabrication processes that are important to us, or fail to adopt advanced manufacturing technologies desired to control costs. In any such event, we could experience an interruption in production, an increase in manufacturing and production costs or a decline in product reliability, and our business and operating results could be adversely affected. Further, use of these subcontractors creates increased opportunities for potential misappropriation of our intellectual property.

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

Our semiconductor manufacturing operations require raw and processed materials and equipment that must meet exacting standards.  We generally have more than one source for these supplies, but there are only a limited number of suppliers capable of delivering various materials and equipment that meet our standards.  The materials and equipment necessary for our business could become more difficult to obtain as worldwide use of semiconductors in product applications increases. Additionally, consolidation in our supply chain due to mergers and acquisitions may reduce the number of suppliers or change the relationships that we have with our suppliers. This could impair sourcing flexibility or increase costs. We have experienced supply shortages from time to time in the past, and on occasion our suppliers have told us they need more time than expected to fill our orders or that they will no longer support certain equipment with updates or spare and replacement parts. An interruption of any materials or equipment sources, or the lack of supplier support for a particular piece of equipment, could harm our business.

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

We are currently, and in the future may be, involved in legal proceedings or claims regarding patent infringement, other intellectual property rights, contracts and other matters. As is typical in the semiconductor industry, we receive notifications from customers or licensees from time to time who believe that we owe them indemnification or other obligations related to infringement claims made against us, the customers or licensees by third parties. These legal proceedings and claims, even if meritless, could result in substantial cost to us and divert our resources. If we are not able to resolve a claim, settle a matter, obtain necessary licenses on commercially reasonable terms, reengineer our products or processes to avoid infringement, and/or successfully prosecute or defend our position, we could incur uninsured liability in any of them, be required to take an appropriate charge to operations, be enjoined from selling a material portion of our products or using certain processes, suffer a reduction or elimination in the value of our inventories, and our business, financial condition or results of operations could be harmed.

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

Because the systems into which our products are integrated have a higher cost of goods than the products we sell, our expenses and damages may be significantly higher than the sales and profits we received from the products involved. While we specifically exclude consequential damages in our standard terms and conditions, certain of our contracts may not exclude such liabilities. Further, our ability to avoid such liabilities may be limited by applicable law. We do have liability insurance which covers certain damages arising out of product defects, but we do not expect that insurance will cover all claims or be of a sufficient amount to fully protect against such claims. Costs or payments we may make in connection with these customer claims may adversely affect the results of our operations.

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

We do not typically have long-term contracts with our customers, but where we do, we may be subject to liability.

We do not typically enter into long-term contracts with our customers and we cannot be certain about future order levels from our customers. When we do enter into customer contracts, the contract is generally cancelable at the convenience of the customer. Even though we had approximately 82,000 customers and our ten largest direct customers made up approximately 10% of our total revenue for fiscal 2013, cancellation of customer contracts could have an adverse impact on our revenue and profits. SMSC has a higher concentration of larger customers and we expect the overall percentage of revenue from our top ten customers to increase due to our acquisition of SMSC.

We have entered into contracts with certain customers that differ from our standard terms of sale. Further, as a result of our acquisition of SMSC, we inherited certain customer contracts that differ from our standard terms of sale. For several of the significant markets that we sell into, such as the automotive and personal computer markets, our current or potential customers may possess significant leverage over us in negotiating the terms and conditions of supply as a result of their market size and position. For example, under certain contracts we may commit to supply specific quantities of products on scheduled delivery dates, or agree to extend our obligations for certain liabilities such as warranties or indemnification for quality issues or claims of intellectual property infringement. If we are unable to supply the customer as required under the contract, the customer may incur additional production costs, lost revenues due to subsequent delays in their own manufacturing schedule, or quality-related issues. We may be liable for the customer's costs, expenses and damages associated with their claims and we may be obligated to defend the customer against claims of intellectual property infringement and pay the associated legal fees. While we try to limit the number of contracts that we sign which contain such special provisions, manage the risks underlying such liabilities, and set caps on our liability exposure, sometimes we may not be able to do so. In order to win important designs, avoid losing business to competitors, maintain existing business, or be permitted to bid on new business, we may be forced to agree to uncapped liability for such items as intellectual property infringement or confidentiality. Such provisions expose us to risk of liability far exceeding the purchase price of the products we sell under such contracts, the lifetime revenues we receive from such products, or various forms of potential consequential damages. These significant additional risks could result in a material adverse impact on our results of operation and financial condition.

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

Sales to foreign customers account for a substantial portion of our net sales. During fiscal 2013, approximately 83% of our net sales were made to foreign customers, including 27% in China. During fiscal 2012, approximately 82% of our net sales were made to foreign customers, including 24% in China. A strong position in the Chinese market is a key component of our global growth strategy. The market for integrated circuit products in China is highly competitive, and both international and domestic competitors are aggressively seeking to increase their market share. Increased competition in the China market may make it difficult for us to achieve our desired sales volumes in China. We purchase a substantial portion of our raw materials and equipment from foreign suppliers. In addition, we own product assembly and testing facilities located near Bangkok, Thailand, which has experienced periods of political instability in the past. From time to time, Thailand has also experienced periods of severe flooding. There can be no assurance that any future flooding in Thailand would not have a material adverse impact on our operations. We use various foreign contractors for a portion of our assembly and testing and wafer fabrication requirements. Substantially all of our finished goods inventory is maintained in Thailand.

Our reliance on foreign operations, foreign suppliers, maintenance of substantially all of our finished goods inventory at foreign locations and significant foreign sales exposes us to foreign political and economic risks, including, but not limited to:

•	political, social and economic instability;

•	economic uncertainty in the worldwide markets served by us;

•	public health conditions;

•	trade restrictions and changes in tariffs;

•	import and export license requirements and restrictions;

•	changes in rules and laws related to taxes, environmental, health and safety, technical standards and consumer protection in various jurisdictions;

•	difficulties in staffing and managing international operations;

•	employment regulations;

•	disruptions in international transport or delivery;

•	difficulties in collecting receivables and longer payment cycles;

•	currency fluctuations and foreign exchange regulations; and

•	potentially adverse tax consequences.

If any of these risks materialize, or are worse than we anticipate, our sales could decrease and our operating results could suffer.

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

We rely on the efficient and uninterrupted operation of complex information technology systems and networks to operate our business.  Any significant disruption to our systems or networks, including, but not limited to, new system implementations, computer viruses, security breaches, facility issues, natural disasters, terrorism, war, telecommunication failures or energy blackouts could have a material adverse impact on our operations, sales and operating results.  Such disruption could result in a loss of our intellectual property or the release of sensitive competitive information or supplier, customer or employee personal data. Any loss of such information could harm our competitive position, result in a loss of customer confidence, and cause us to incur significant costs to remedy the damages caused by the disruptions or security breaches. Additionally, as there has been increased legislation in the U.S., Europe and elsewhere regarding the handling of personal data, including the data of employees and customers, such a failure may result in regulatory penalties, enforcement actions, remediation obligations and litigation. There is also risk that we may be found not to comply with laws or regulations regarding the collection, consent, handling, transfer, or disposal of personal data. Fines and other sanctions may result.

From time to time, we have experienced verifiable attacks on our data, attempts to breach our security and attempts to introduce malicious software into our IT systems; however, such attacks have not previously resulted in any material damage to us. Were future attacks successful, we may be unaware of the incident, its magnitude, or its effects. In recent years, we have implemented improvements to our protective measures which are not limited to the following: firewalls, antivirus measures, patches, log monitors, routine backups with offsite retention of storage media, system audits, data partitioning and routine password modifications. There can be no assurance that such system improvements will be sufficient to prevent or limit the damage from any future cyber attack or disruptions. Any such attack or disruption could result in additional costs related to rebuilding of internal systems, defending litigation, responding to regulatory actions, or paying damages. Such attacks or disruption could have a material adverse impact on our business, operations and financial results.

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

We have insurance contracts with independent insurance companies related to many different types of risk; however, we self-insure for some potentially significant risks and obligations. In these circumstances, we have determined that it is more cost effective to self-insure certain risks than to pay the high premium costs. The risks and exposures that we self-insure include, but are not limited to certain property, product defects, employment risks, political risks, and intellectual property matters. Should there be a loss or adverse judgment or other decision in an area for which we are self-insured, then our financial condition, results of operations and liquidity may be adversely affected.

We are subject to stringent environmental and other regulations, which may force us to incur significant expenses.

We must comply with many federal, state, local and foreign governmental regulations related to the use, storage, discharge and disposal of toxic, volatile or otherwise hazardous substances used in our products and manufacturing processes.  Our failure to comply with applicable regulations could result in fines, suspension of production, cessation of operations or future liabilities. Such environmental regulations have required us in the past, and could require us in the future to buy costly equipment or to incur significant expenses to comply with such regulations. Our failure to control the use of, or adequately restrict the discharge of, hazardous substances could impact the health of our employees and others and could impact our ability to operate. Such failure could also restrict our ability to ship certain products to certain countries, require us to modify our operations logistics, or require us to incur other significant costs and expenses. There is a continuing expansion in environmental laws with a focus on reducing or eliminating hazardous substances and substances of high concern in electronic products and shipping materials. These and other future environmental regulations could require us to reengineer certain of our existing products and may make it more expensive for us to manufacture, sell and ship our products. In addition, the number and complexity of laws focused on the energy efficiency of electronic products and accessories, the recycling of electronic products, and the reduction in quantity and the recycling of packing materials have expanded significantly. It may be difficult for us to timely comply with these laws and we may not have sufficient quantities of compliant products to meet customers' needs, thereby adversely impacting our sales and profitability. We may also have to write off inventory in the event that we hold inventory that is not saleable as a result of changes to regulations or customer requirements. We expect these risks and trends to continue. In addition, we anticipate increased customer requirements to meet voluntary criteria related to the reduction or elimination of substances of high concern in our products and energy efficiency measures. These requirements may increase our own costs, as well as those passed on to us by our supply chain.

Customer demands for us to implement business practices that are more stringent than applicable legal requirements may reduce our revenue opportunities or cause us to incur higher costs.

Some of our customers and potential customers are more frequently requiring that we implement operating practices that are more stringent than what is required by applicable laws with respect to workplace and labor requirements, the type of materials we use in our products, environmental matters or other items. To comply with such requirements, we may have to pass these same operating practices on to our suppliers. Our suppliers may refuse to implement these operating practices, or may charge us more for complying with them. The cost to implement such practices may cause us to incur higher costs and reduce our profitability, and if we choose not to implement such practices, such customers may disqualify us as a supplier, resulting in decreased revenue opportunities. Developing, administering, monitoring and auditing these customer-requested practices at our own sites and those in our supply chain will increase our costs and may require that we hire more personnel.

Customer demands and new regulations related to conflict-free minerals may force us to incur additional expenses.

As required by the Dodd-Frank Wall Street Reform and Consumer Protection Act, in August 2012, the SEC released new disclosure and reporting requirements regarding the use of “conflict” minerals mined from the Democratic Republic of Congo and adjoining countries in products, whether or not these products are manufactured by third parties. As we implement these new requirements, if it is determined that we are using other than conflict-free minerals, customers may demand us to change the sourcing of minerals used in the manufacture of semiconductor devices (including our products), even if the costs for acceptable minerals significantly increases and availability is limited. There will likely be additional costs associated with complying with the disclosure requirements, such as costs related to determining the source of any conflict minerals used in our products. Also, since our supply chain is complex, we may face reputational challenges if we are unable to sufficiently verify the origins for all metals used in our products through the procedures we may implement. We may also encounter challenges to satisfy those customers who require that all of the components of our products are certified as conflict free. If we are not able to meet customer requirements, customers may choose to disqualify us as a supplier and we may have to write off inventory in the event that it cannot be sold.

Regulatory authorities in jurisdictions into which we ship our products could levy fines or restrict our ability to export products.

A significant portion of our sales are made outside of the U.S. through the exporting and re-exporting of products. In addition to local jurisdictions' export regulations, our U.S.-manufactured products or products based on U.S. technology are subject to U.S. laws and regulations governing international trade and exports, including, but not limited to the Foreign Corrupt Practices Act, Export Administration Regulations (EAR), and trade sanctions against embargoed countries and destinations administered by the U.S. Department of the Treasury, Office of Foreign Assets Control (OFAC). Licenses or proper license exceptions are required for the shipment of our products to certain countries. A determination by the U.S. or foreign government that we have failed to comply with these or other export regulations or anti-bribery regulations can result in penalties which may include denial of export privileges, fines, civil or criminal penalties, and seizure of products. Such penalties could have a material adverse effect on our business, sales and earnings. Further, a change in these laws and regulations could restrict our ability to export to previously permitted countries, customers, distributors or other third parties. Any one or more of these sanctions or a change in laws or regulations could have a material adverse effect on our business, financial condition and results of operations.

The outcome of currently ongoing and future examinations of our income tax returns by the IRS could have an adverse effect on our results of operations.

We are subject to examination of our income tax returns by the IRS and other tax authorities for fiscal 2009 and later. We are currently being audited by the IRS for fiscal 2009 and 2010, and SMSC is currently under IRS audit for fiscal 2011 and 2012.  We are subject to certain income tax examinations in foreign jurisdictions for fiscal 2005 and later. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. There can be no assurance that the outcomes from these continuing examinations will not have an adverse effect on our future operating results.

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

The market price of our common stock has fluctuated significantly in the past and is likely to fluctuate in the future. The future trading price of our common stock could be subject to wide fluctuations in response to a variety of factors, many of which are beyond our control, including, but not limited to:

•	quarterly variations in our operating results or the operating results of other technology companies;

•	general conditions in the semiconductor industry;

•	global economic and financial conditions;

•	changes in analysts' estimates of our financial performance or buy/sell recommendations;

•	changes in our financial guidance or our failure to meet such guidance;

•	any acquisitions we pursue or complete; and

•	actual or anticipated announcements of technical innovations or new products by us or our competitors.

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

We review our long-lived assets, including goodwill and other intangible assets, for impairment annually in the fourth fiscal quarter or whenever events or changes in circumstances indicate that the carrying amount of those assets may not be recoverable. Factors that may be considered in assessing whether goodwill or intangible assets may not be recoverable include a decline in our stock price or market capitalization, reduced estimates of future cash flows and slower growth rates in our industry. Our valuation methodology for assessing impairment requires management to make judgments and assumptions based on historical experience and to rely heavily on projections of future operating performance. Because we operate in highly competitive environments, projections of our future operating results and cash flows may vary significantly from our actual results. No goodwill or long-lived asset impairment charges were recorded in fiscal 2012 or fiscal 2013.

Our financial condition and results of operations could be adversely affected if we do not effectively manage our current or future debt.

As a result of our sale of $1.15 billion of principal value 2.125% junior subordinated convertible debentures in December 2007, we have a substantially greater amount of long-term debt than we had maintained in the past. In August 2011, we entered into a $750 million revolving credit agreement. We borrowed approximately $620 million under such credit agreement to help fund our acquisition of SMSC in August 2012. Our maintenance of substantial levels of debt could adversely affect our ability to take advantage of corporate opportunities and could adversely affect our financial condition and results of operations. We may need or desire to refinance all or a portion of our debentures or any other future indebtedness and there can be no assurance that we will be able to refinance any of our indebtedness on commercially reasonable terms, if at all.

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

Credit conditions have adversely impacted our holdings of auction rate securities (ARS).

At March 31, 2013, $33.8 million of the fair value of our investment portfolio was invested in ARS.  With the continuing liquidity issues in the global credit and capital markets since 2008, our ARS have experienced multiple failed auctions and are not liquid.  While we continue to earn interest on these investments based on a pre-determined formula with spreads tied to particular interest rate indices, the estimated market value for a portion of these ARS no longer approximates the original purchase value.

The fair value of the failed ARS of $33.8 million has been estimated based on market information and estimates determined by management and could change significantly based on market conditions. We evaluated the impairments in the value of these ARS, determining our intent to sell these securities prior to the recovery of our amortized cost basis, which resulted in some of the securities being other-than temporarily impaired and recognized impairment charges on these investments of $0.4 million in fiscal 2013. In fiscal 2012, we recognized a $0.3 million gain on our ARS positions as a gain on redemption at par value of one ARS position offset impairment charges recognized during the year. If the issuers are unable to successfully close future auctions or if their credit ratings deteriorate further, we may be required to further adjust the carrying value of the investments through an additional impairment charge to earnings.

The majority of our short and long-term investments are in highly rated government agency bonds and corporate bonds. Other than with respect to our holdings of ARS, we have not experienced any liquidity or impairment issues with such investments. However, there can be no assurance that credit market conditions will not in the future adversely affect the liquidity or value of our non-ARS investments.

Climate change regulations and sustained adverse climate change poses both regulatory and physical risks that could harm our results of operations or affect the way we conduct our business.

Climate change regulations could require us to limit emissions, change our manufacturing processes, obtain substitute materials which may cost more or be less available, increase our investment in control technology for greenhouse gas emissions, fund offset projects or undertake other costly activities. These regulations could significantly increase our costs and restrict our manufacturing operations by virtue of requirements for new equipment. New permits may be required for our current operations, or expansions thereof. Failure to timely receive permits could result in fines, suspension of production, or cessation of operations at one or more facilities. In addition, restrictions on carbon dioxide or other greenhouse gas emissions could result in significant costs such as higher energy costs, and utility companies passing down carbon taxes, emission cap and trade programs and renewable portfolio standards. The cost of complying, or of failing to comply, with these and other climate change and emissions regulations could have an adverse effect on our operating results.

Further, any sustained adverse change in climate could have a direct adverse economic impact on us, such as water and power shortages, higher costs for water or energy to control the temperature inside of our facilities. Certain of our operations are located in arid or tropical regions, such as Thailand and Arizona. Some environmental experts predict that these regions may become vulnerable to storms, severe floods and droughts due to climate change. While we maintain business recovery plans that are intended to allow us to recover from natural disasters or other events that can interrupt business, we cannot be certain that our plans will protect us from all such disasters or events.

Item 1B.    UNRESOLVED STAFF COMMENTS

None.

Item 2.    PROPERTIES

At March 31, 2013, we owned the facilities described below:

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

In addition to the facilities we own, we lease several research and development facilities and sales offices in North America, Europe and Asia.  Our aggregate monthly rental payment for our leased facilities is approximately $1.5 million.

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

Fiscal 2013	High	Low	Fiscal 2012	High	Low
First Quarter	$37.32	$30.40	First Quarter	$41.33	$35.69
Second Quarter	$35.73	$31.03	Second Quarter	$38.39	$29.60
Third Quarter	$33.37	$29.37	Third Quarter	$37.09	$30.43
Fourth Quarter	$37.32	$32.58	Fourth Quarter	$38.42	$35.17

Stock Price Performance Graph

The following graph and table show a comparison of the five-year cumulative total stockholder return, calculated on a dividend reinvestment basis, for Microchip Technology Incorporated, the Standard & Poor's (S&P) 500 Stock Index, and the Philadelphia Semiconductor Index.

	Cumulative Total Return
	March 2008	March 2009	March 2010	March 2011	March 2012	March 2013
Microchip Technology Incorporated	100.00	68.31	95.81	135.12	137.51	141.78
S&P 500 Stock Index	100.00	61.91	92.72	107.23	116.39	132.64
Philadelphia Semiconductor Index	100.00	69.61	107.23	122.10	137.46	133.90

Data acquired by Research Data Group, Inc. (www.researchdatagroup.com)

On May 17, 2013, there were approximately 316 holders of record of our common stock.  This figure does not reflect beneficial ownership of shares held in nominee names.

We have been declaring and paying quarterly cash dividends on our common stock since the third quarter of fiscal 2003.  Our total cash dividends paid were $273.8 million, $266.2 million and $256.8 million in fiscal 2013, fiscal 2012 and fiscal 2011, respectively.  The following table sets forth our quarterly cash dividends per common share and the total amount of the dividend payment for each quarter in fiscal 2013 and fiscal 2012 (amounts in thousands, except per share amounts):

Fiscal 2013	Dividends per Common Share	Aggregate Amount of Dividend Payment	Fiscal 2012	Dividends per Common Share	Aggregate Amount of Dividend Payment
First Quarter	$0.350	$67,748	First Quarter	$0.346	$65,900
Second Quarter	0.351	68,147	Second Quarter	0.347	66,206
Third Quarter	0.352	68,697	Third Quarter	0.348	66,813
Fourth Quarter	0.353	69,230	Fourth Quarter	0.349	67,259

On May 2, 2013, we declared a quarterly cash dividend of $.3535 per share, which will be paid on June 4, 2013 to stockholders of record on May 21, 2013 and the total amount of such dividend is expected to be approximately $69.6 million.  Our Board of Directors is free to change our dividend practices at any time and to increase or decrease the dividend paid, or not to pay a dividend, on our common stock on the basis of our results of operations, financial condition, cash requirements and future prospects, and other factors deemed relevant by our Board of Directors.  Our current intent is to provide for ongoing quarterly cash dividends depending upon market conditions and our results of operations.

Please refer to "Item 12 - Security Ownership Of Certain Beneficial Owners And Management And Related Stockholder Matters," at page 48 below, for the information required by Item 201(d) of Regulation S-K with respect to securities authorized for issuance under our equity compensation plans at March 31, 2013.

Item 6.    SELECTED FINANCIAL DATA

You should read the following selected consolidated financial data for the five-year period ended March 31, 2013 in conjunction with our consolidated financial statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Items 7 and 8 of this Form 10-K.  Our consolidated statements of income data for each of the years in the three-year period ended March 31, 2013, and the balance sheet data as of March 31, 2013 and 2012, are derived from our audited consolidated financial statements, included in Item 8 of this Form 10-K.  The statement of income data for the years ended March 31, 2010 and 2009 and balance sheet data as of March 31, 2011, 2010 and 2009 have been derived from our audited consolidated financial statements not included herein (in the tables below all amounts are in thousands, except per share data).

As further discussed in Note 3 to our consolidated financial statements, during fiscal 2013, we identified certain amounts of amortization of acquired intangible assets that were incorrectly included within cost of sales. We corrected this presentation in the second quarter of fiscal 2013, and have conformed previous periods to the current presentation. We also determined we would separately present amortization of acquired intangible assets within operating expenses rather than including amortization within selling, general and administrative expenses.

Statement of Income Data:

	Year ended March 31,
	2013	2012	2011	2010	2009
Net sales	$1,581,623	$1,383,176	$1,487,205	$947,729	$903,297
Cost of sales	743,164	583,882	605,954	412,092	386,409
Research and development	254,723	182,650	170,607	120,823	115,524
Selling, general and administrative	261,471	208,328	222,184	166,338	160,933
Amortization of acquired intangible assets	111,537	10,963	12,412	2,279	669
Special charges, net (1)	32,175	837	1,865	1,238	6,434
Operating income	178,553	396,516	474,183	244,959	233,328
(Losses) gains on equity method investments	(617)	(195)	157	—	—
Interest income	15,560	17,992	16,002	15,325	32,545
Interest expense	(40,915)	(34,266)	(31,521)	(31,150)	(29,440)
Other (expense) income, net	(404)	(352)	1,877	8,679	(4,354)
Income from continuing operations before income taxes	152,177	379,695	460,698	237,813	232,079
Income tax provision (benefit)	24,788	42,990	31,531	20,808	(13,508)
Net income from continuing operations	$127,389	$336,705	$429,167	$217,005	$245,587
Basic net income per common share – continuing operations	$0.65	$1.76	$2.29	$1.18	$1.34
Diluted net income per common share – continuing operations	$0.62	$1.65	$2.20	$1.16	$1.31
Dividends declared per common share	$1.406	$1.390	$1.374	$1.359	$1.346
Basic common shares outstanding	194,595	191,283	187,066	183,642	183,158
Diluted common shares outstanding	205,776	203,519	194,715	187,339	186,788

Balance Sheet Data:

	March 31,
	2013	2012	2011	2010	2009
Working capital	$1,894,759	$1,767,988	$1,434,667	$1,407,579	$1,587,144
Total assets	3,851,405	3,083,776	2,968,058	2,516,313	2,405,711
Long-term obligations, less current portion	983,385	355,050	347,334	340,672	334,184
Stockholders' equity	1,933,470	1,990,673	1,812,438	1,533,380	1,490,311

(1)
Discussions of the special charges for the fiscal years ended March 31, 2013, 2012 and 2011 are contained in Note 5 to our consolidated financial statements.  An explanation of the special charges for the fiscal years ended March 31, 2010 and 2009 is provided below.

The following table presents a summary of special charges for the five-year period ended March 31, 2013:

	March 31,
	2013	2012	2011	2010	2009
Acquisition related expenses	$16,259	$340	$1,865	$—	$1,574
Legal settlement	11,516	—	—	—	—
Adjustment to contingent consideration	4,400	(1,000)	—	—	—
Patent licenses	—	1,497	—	1,238	4,000
In-process research and development expenses	—	—	—	—	860
Totals	$32,175	$837	$1,865	$1,238	$6,434

Fiscal 2010 Special Charges

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

Note Regarding Forward-looking Statements

This report, including "Item 1 – Business," "Item 1A – Risk Factors," and "Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations," contains certain forward-looking statements that involve risks and uncertainties, including statements regarding our strategy, financial performance and revenue sources.  We use words such as "anticipate," "believe," "plan," "expect," "estimate," "future," "continue," "intend" and similar expressions to identify forward-looking statements.  These forward-looking statements include, without limitation, statements regarding the following:

•	The effects that adverse global economic conditions and fluctuations in the global credit and equity markets may have on our financial condition and results of operations;

•	The effects and amount of competitive pricing pressure on our product lines;

•	Our ability to moderate future average selling price declines;

•	The effect of product mix, capacity utilization, yields, fixed cost absorption, competition and economic conditions on gross margin;

•	The amount of, and changes in, demand for our products and those of our customers;

•	Our expectation that the overall percentage of revenue from our top ten customers will increase due to our acquisition of SMSC;

•	The level of orders that will be received and shipped within a quarter;

•
Our expectation that our inventory levels will increase modestly in the June 2013 quarter compared to the March 2013 quarter and that it will allow us to maintain competitive lead times and keep our capital expenditures low;

•
Our expectation that research and development expenses will be relatively flat with the March 2013 quarter and for such expenses to decrease as a percentage of net sales due to operational efficiencies and continued synergies of the SMSC integration;

•	The effect that distributor and customer inventory holding patterns will have on us;

•	Our belief that customers recognize our products and brand name and use distributors as an effective supply channel;

•	Our belief that deferred cost of sales are recorded at their approximate carrying value and will have low risk of material impairment;

•	Our belief that our direct sales personnel combined with our distributors provide an effective means of reaching our customer base;

•	Our ability to increase the proprietary portion of our analog, interface and mixed signal product lines and the effect of such an increase;

•	Our belief that our processes afford us both cost-effective designs in existing and derivative products and greater functionality in new product designs;

•	The impact of any supply disruption we may experience;

•	Our ability to effectively utilize our facilities at appropriate capacity levels and anticipated costs;

•	That we adjust capacity utilization to respond to actual and anticipated business and industry-related conditions;

•	That our existing facilities will provide sufficient capacity to respond to increases in demand with modest incremental capital expenditures;

•	That manufacturing costs will be reduced by transition to advanced process technologies;

•	Our ability to maintain manufacturing yields;

•	Continuing our investments in new and enhanced products;

•	The cost effectiveness of using our own assembly and test operations;

•	Our anticipated level of capital expenditures;

•	Continuation and amount of quarterly cash dividends;

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

We begin our Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) with a summary of our overall business strategy to give the reader an overview of the goals of our business and the overall direction of our business and products.  This is followed by a discussion of the Critical Accounting Policies and Estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results.  In the next section, beginning at page 34, we discuss our Results of Continuing Operations for fiscal 2013 compared to fiscal 2012, and for fiscal 2012 compared to fiscal 2011.  We then provide an analysis of changes in our balance sheet and cash flows, and discuss our financial commitments in sections titled "Liquidity and Capital Resources," "Contractual Obligations" and "Off-Balance Sheet Arrangements."

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

Our manufacturing operations include wafer fabrication, wafer probe and assembly and test.  The ownership of a substantial portion of our manufacturing resources is an important component of our business strategy, enabling us to maintain a high level of manufacturing control resulting in us being one of the lowest cost producers in the embedded control industry.  By owning wafer fabrication facilities and our assembly and test operations, and by employing statistical process control techniques, we have been able to achieve and maintain high production yields.  Direct control over manufacturing resources allows us to shorten our design and production cycles.  This control also allows us to capture a portion of the wafer manufacturing and the assembly and test profit margin. We do outsource a significant portion of our manufacturing requirements to third parties and the amount of our outsourced manufacturing increased due to our acquisition of SMSC which outsourced all of its manufacturing.

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

We sell the majority of the items in our product catalog to our distributors worldwide at a uniform list price.  However, distributors resell our products to end customers at a very broad range of individually negotiated price points.  The majority of our distributors' resales require a reduction from the original list price paid.  Often, under these circumstances, we remit back to the distributor a portion of their original purchase price after the resale transaction is completed in the form of a credit against the distributors' outstanding accounts receivable balance.  The credits are on a per unit basis and are not given to the distributor until they provide information to us regarding the sale to their end customer.  The price reductions vary significantly based on the customer, product, quantity ordered, geographic location and other factors and discounts to a price less than our cost have historically been rare.  The effect of granting these credits establishes the net selling price to our distributors for the product and results in the net revenue recognized by us when the product is sold by the distributors to their end customers.  Thus, a portion of the "deferred income on shipments to distributors" balance represents the amount of distributors' original purchase price that will be credited back to the distributor in the future.  The wide range and variability of negotiated price concessions granted to distributors does not allow us to accurately estimate the portion of the balance in the deferred income on shipments to distributors account that will be credited back to the distributors.  Therefore, we do not reduce deferred income on shipments to distributors or accounts receivable by anticipated future concessions; rather, price concessions are typically recorded against deferred income on shipments to distributors and accounts receivable when incurred, which is generally at the time the distributor sells the product.  At March 31, 2013, we had approximately $201.8 million of deferred revenue and $62.8 million in deferred cost of sales recognized as $139.0 million of deferred income on shipments to distributors.  At March 31, 2012, we had approximately $159.1 million of deferred revenue and $50.4 million in deferred cost of sales recognized as $108.7 million of deferred income on shipments to distributors.  The deferred income on shipments to distributors that will ultimately be recognized in our income statement will be lower than the amount reflected on the balance sheet due to additional price credits to be granted to the distributors when the product is sold to their customers.  These additional price credits historically have resulted in the deferred income approximating the overall gross margins that we recognize in the distribution channel of our business.

Distributor advances, reflected as a reduction of deferred income on shipments to distributors on our consolidated balance sheets, totaled $70.1 million at March 31, 2013 and $51.7 million at March 31, 2012.  On sales to distributors, our payment terms generally require the distributor to settle amounts owed to us for an amount in excess of their ultimate cost.  The sales price to our distributors may be higher than the amount that the distributors will ultimately owe us because distributors often negotiate price reductions after purchasing products from us and such reductions are often significant.  It is our practice to apply these negotiated price discounts to future purchases, requiring the distributor to settle receivable balances, on a current basis, generally within 30 days, for amounts originally invoiced.  This practice has an adverse impact on the working capital of our distributors.  As such, we have entered into agreements with certain distributors whereby we advance cash to the distributors to reduce the distributor's working capital requirements.  These advances are reconciled at least on a quarterly basis and are estimated based on the amount of ending inventory as reported by the distributor multiplied by a negotiated percentage.  Such advances have no impact on our revenue recognition or our consolidated statements of income.  We process discounts taken by distributors against our deferred income on shipments to distributors' balance and true-up the advanced amounts generally after the end of each completed fiscal quarter.  The terms of these advances are set forth in binding legal agreements and are unsecured, bear no interest on unsettled balances and are due upon demand.  The agreements governing these advances can be canceled by us at any time.

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

Business Combinations

All of our business combinations are accounted for at fair value under the acquisition method of accounting.  Under the acquisition method of accounting, (i) acquisition-related costs, except for those costs incurred to issue debt or equity securities, will be expensed in the period incurred; (ii) non-controlling interests will be valued at fair value at the acquisition date; (iii) in-process research and development will be recorded at fair value as an intangible asset at the acquisition date and amortized once the technology reaches technological feasibility; (iv) restructuring costs associated with a business combination will be expensed subsequent to the acquisition date; and (v) changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date will be recognized through income tax expense or directly in contributed capital.  The measurement of fair value of assets acquired and liabilities assumed requires significant judgment.  The valuation of intangible assets and acquired investments, in particular, requires that we use valuation techniques such as the income approach.  The income approach includes the use of a discounted cash flow model, which includes discounted cash flow scenarios and requires the following significant estimates:  revenue, expenses, capital spending and other costs, and discount rates based on the respective risks of the cash flows.  The valuation of non-marketable equity investments acquired also takes into account variables such as conditions reflected in the capital markets, recent financing activity by the investees, the investees' capital structure and the terms of the investees' issued interests.

Share-based Compensation

We measure at fair value and recognize compensation expense for all share-based payment awards, including grants of employee stock options, restricted stock units (RSUs) and employee stock purchase rights, to be recognized in our financial statements based on their respective grant date fair values.  Total share-based compensation in fiscal 2013 was $58.0 million, of which $49.8 million was reflected in operating expenses.  Total share-based compensation included in cost of sales in fiscal 2013 was $8.2 million.  Total share-based compensation included in our inventory balance was $4.6 million at March 31, 2013.

Determining the appropriate fair-value model and calculating the fair value of share-based awards at the date of grant requires judgment.  The fair value of our RSUs is based on the fair market value of our common stock on the date of grant discounted for expected future dividends.  We use the Black-Scholes option pricing model to estimate the fair value of employee stock options and rights to purchase shares under our employee stock purchase plans.  Option pricing models, including the Black-Scholes model, require the use of input assumptions, including expected volatility, expected life, expected dividend rate, and expected risk-free rate of return.  We use a blend of historical and implied volatility based on options freely traded in the open market as we believe this is most reflective of market conditions and a better indicator of expected volatility than using purely historical volatility.  The expected life of the awards is based on historical and other economic data trended into the future.  The risk-free interest rate assumption is based on observed interest rates appropriate for the terms of our awards.  The dividend yield assumption is based on our history and expectation of future dividend payouts.  We estimate the number of share-based awards that will be forfeited due to employee turnover.  Quarterly changes in the estimated forfeiture rate can have a significant effect on reported share-based compensation, as the effect of adjusting the rate for all expense amortization after April 1, 2006 is recognized in the period the forfeiture estimate is changed.  If the actual forfeiture rate is higher or lower than the estimated forfeiture rate, then an adjustment is made to increase or decrease the estimated forfeiture rate, which will result in a decrease or increase to the expense recognized in our financial statements.  If forfeiture adjustments are made, they would affect our gross margin, research and development expenses, and selling, general, and administrative expenses.  The effect of forfeiture adjustments in fiscal 2013 was immaterial.

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

Inventories

Inventories are valued at the lower of cost or market using the first-in, first-out method.  We write down our inventory for estimated obsolescence or unmarketable inventory in an amount equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions.  If actual market conditions are less favorable than those we projected, additional inventory write-downs may be required.  Inventory impairment charges establish a new cost basis for inventory and charges are not subsequently reversed to income even if circumstances later suggest that increased carrying amounts are recoverable.  In estimating our inventory obsolescence, we primarily evaluate estimates of demand over a 12-month period and record impairment charges for inventory on hand in excess of the estimated

12-month demand. Estimates for projected 12-month demand are generally based on the average shipments of the prior three-month period, which are then annualized to adjust for any potential seasonality in our business. The estimated 12-month demand is compared to our most recently developed sales forecast to further reconcile the 12-month demand estimate. Management reviews and adjusts the estimates as appropriate based on specific situations. For example, demand can be adjusted up for new products for which historic sales are not representative of future demand. Alternatively, demand can be adjusted down to the extent any existing products are being replaced or discontinued.

In periods where our production levels are substantially below our normal operating capacity, the reduced production levels of our manufacturing facilities are charged directly to cost of sales. As a result of decreased production in our wafer fabs, approximately $31.7 million and $6.7 million was charged directly to cost of sales in fiscal 2013 and fiscal 2012, respectively. There were no such charges in fiscal 2011.

Income Taxes

As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate.  This process involves estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes.  These differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheets.  We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income within the relevant jurisdiction and to the extent we believe that recovery is not likely, we must establish a valuation allowance.  We have provided valuation allowances for certain of our deferred tax assets where it is more likely than not that some portion, or all of such assets, will not be realized.  At March 31, 2013, the valuation allowances totaled $88.6 million and relate to foreign and state net operating loss carryforwards, capital losses, foreign tax credits and state tax credits.  Should we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.  At March 31, 2013, our deferred tax asset was $80.7 million.

Various taxing authorities in the U.S. and other countries in which we do business scrutinize the tax structures employed by businesses.  Companies of our size and complexity are regularly audited by the taxing authorities in the jurisdictions in which they conduct significant operations.  We are currently under audit by the U.S. Internal Revenue Service (IRS) for our fiscal years 2009 and 2010 and SMSC is currently under IRS audit for fiscal years 2011 and 2012.  We recognize liabilities for anticipated tax audit issues in the U.S. and other tax jurisdictions based on our estimate of whether, and the extent to which, additional tax payments are probable.  We believe that we maintain appropriate tax reserves to offset any potential tax liabilities that may arise upon these and other pending audits in the U.S. and other countries in which we do business.  If such amounts ultimately prove to be unnecessary, the resulting reversal of such reserves would result in tax benefits being recorded in the period the reserves are no longer deemed necessary.  If such amounts ultimately prove to be less than an ultimate assessment, a future charge to expense would be recorded in the period in which the assessment is determined.

Junior Subordinated Convertible Debentures

We separately account for the liability and equity components of our junior subordinated convertible debentures in a manner that reflects our nonconvertible debt (unsecured debt) borrowing rate when interest cost is recognized.  This results in a bifurcation of a component of the debt, classification of that component in equity and the accretion of the resulting discount on the debt to be recognized as part of interest expense in our consolidated statements of income.  Lastly, we include the dilutive effect of the shares of our common stock issuable upon conversion of the outstanding junior subordinated convertible debentures in our diluted income per share calculation regardless of whether the market price trigger or other contingent conversion feature has been met.  We apply the treasury stock method as we have the intent and have adopted an accounting policy to settle the principal amount of the junior subordinated convertible debentures in cash.  This method results in incremental dilutive shares when the average fair value of our common stock for a reporting period exceeds the conversion price per share, which was $26.78 at March 31, 2013, and adjusts as dividends are recorded in the future.

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

Results of Continuing Operations

The following table sets forth certain operational data as a percentage of net sales for the years indicated:

	Year Ended March 31,
	2013	2012	2011
Net sales	100.0%	100.0%	100.0%
Cost of sales	47.0	42.2	40.7
Gross profit	53.0	57.8	59.3
Research and development	16.1	13.2	11.5
Selling, general and administrative	16.5	15.0	15.0
Amortization of acquired intangible assets	7.1	0.8	0.8
Special charges	2.0	0.1	0.1
Operating income	11.3%	28.7%	31.9%

Net Sales

We operate in two industry segments and engage primarily in the design, development, manufacture and marketing of semiconductor products as well as the licensing of Flash intellectual property.  We sell our products to distributors and original equipment manufacturers, referred to as OEMs, in a broad range of markets, perform ongoing credit evaluations of our customers and generally require no collateral.  In certain circumstances, a customer's financial condition may require collateral, and, in such cases, the collateral would be typically provided by letters of credit.

Our net sales of $1,581.6 million in fiscal 2013 increased by $198.4 million, or 14.4%, over fiscal 2012, and our net sales of $1,383.2 million in fiscal 2012 decreased by $104.0 million, or 7.0%, from fiscal 2011.  The increase in net sales in fiscal 2013 over fiscal 2012 was due primarily to our acquisition of SMSC on August 2, 2012, offset in part by adverse general economic and semiconductor industry conditions.  The decrease in net sales in fiscal 2012 from fiscal 2011 was due primarily to weak general economic and semiconductor industry conditions.  Average selling prices for our semiconductor products were up approximately 5% in fiscal 2013 over fiscal 2012 and were essentially flat in fiscal 2012 over fiscal 2011. The number of units of our semiconductor products sold was up approximately 10% in fiscal 2013 over fiscal 2012 and down approximately 8% in fiscal 2012 over fiscal 2011.  The increase in the number of units of our semiconductor products sold and our average selling prices in fiscal 2013 was a result of our acquisition of SMSC. The average selling prices and the unit volumes of our sales are impacted by the mix of our products sold and overall semiconductor market conditions.  Key factors impacting the amount of net sales during the last three fiscal years include:

•	our acquisition of SMSC whose net sales included in our consolidated statements of income was approximately $234.3 million in fiscal 2013;

•	global economic conditions in the markets we serve;

•	semiconductor industry conditions;

•	inventory holding patterns of our customers;

•	increasing semiconductor content in our customers' products;

•	customers' increasing needs for the flexibility offered by our programmable solutions;

•	our new product offerings that have increased our served available market; and

•	continued market share gains in the segments of the markets we address.

Sales by product line for the fiscal years ended March 31, 2013, 2012 and 2011 were as follows (dollars in thousands):

	Year Ended March 31,
	2013	%	2012	%	2011	%
Microcontrollers	$1,035,514	65.5	$928,509	67.1	$1,013,937	68.2
Analog, interface and mixed signal products	307,723	19.4	171,165	12.4	177,994	12.0
Memory products	142,557	9.0	179,217	13.0	221,219	14.9
Technology licensing	83,803	5.3	87,001	6.3	72,068	4.8
Other	12,026	0.8	17,284	1.2	1,987	0.1
Total Sales	$1,581,623	100.0	$1,383,176	100.0	$1,487,205	100.0

Microcontrollers

Our microcontroller product line represents the largest component of our total net sales.  Microcontrollers and associated application development systems accounted for approximately 65.5% of our total net sales in fiscal 2013, approximately 67.1% of our total net sales in fiscal 2012 and 68.2% of our total net sales in fiscal 2011.

Net sales of our microcontroller products increased approximately 11.5% in fiscal 2013 compared to fiscal 2012, and decreased approximately 8.4% in fiscal 2012 compared to fiscal 2011.  The increase in net sales in fiscal 2013 compared to fiscal 2012 resulted primarily from our acquisition of SMSC and market share gains which offset weak general economic and semiconductor industry conditions in the end markets that we serve including the consumer, automotive, industrial control, communications and computing markets. The decrease in net sales in fiscal 2012 compared to fiscal 2011 resulted primarily from changes in general economic and semiconductor industry conditions in the end markets that we serve.

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

Analog, Interface and Mixed Signal Products

Sales of our analog, interface and mixed signal products accounted for approximately 19.4% of our total net sales in fiscal 2013, approximately 12.4% of our total net sales in fiscal 2012 and approximately 12.0% of our total net sales in fiscal 2011.

Net sales of our analog, interface and mixed signal products increased approximately 79.8% in fiscal 2013 compared to fiscal 2012 and decreased approximately 3.8% in fiscal 2012 compared to fiscal 2011.  The increase in net sales in fiscal 2013 compared to fiscal 2012 was driven primarily by our acquisition of SMSC and market share gains achieved within the analog, interface and mixed signal market. The decrease in net sales in fiscal 2012 compared to fiscal 2011 was driven primarily by weak general economic and semiconductor industry conditions which offset market share gains achieved within the analog, interface and mixed signal market.

Analog, interface and mixed signal products can be proprietary or non-proprietary in nature.  Currently, we consider more than 80% of our analog, interface and mixed signal product mix to be proprietary in nature, where prices are relatively stable, similar to the pricing stability experienced in our microcontroller products.  The non-proprietary portion of our analog, interface and mixed signal business will experience price fluctuations, driven primarily by the current supply and demand for those products.  We may be unable to maintain the average selling prices of our analog, interface and mixed signal products as a result of increased pricing pressure in the future, which could adversely affect our operating results.  We anticipate the proprietary portion of our analog, interface and mixed signal products will increase over time.

Memory Products

Sales of our memory products accounted for approximately 9.0% of our total net sales in fiscal 2013, approximately 13.0% of our total net sales in fiscal 2012 and approximately 14.9% of our total net sales in fiscal 2011.

Net sales of our memory products decreased approximately 20.5% in fiscal 2013 compared to fiscal 2012, and decreased approximately 19.0% in fiscal 2012 compared to fiscal 2011.  The decreases in memory product net sales in fiscal 2013 compared to fiscal 2012 and fiscal 2012 compared to fiscal 2011 were driven primarily by adverse customer demand conditions within the Serial EEPROM and Flash memory markets and weak general economic and semiconductor industry conditions.

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

Technology Licensing

Technology licensing revenue includes a combination of royalties associated with technology licensed for the use of our SuperFlash technology and fees for engineering services. Technology licensing accounted for approximately 5.3% of our total net sales in fiscal 2013, approximately 6.3% of our total net sales in fiscal 2012 and approximately 4.8% of our total net sales in fiscal 2011.

Net sales related to our technology licensing decreased approximately 3.7% in fiscal 2013 compared to fiscal 2012 and increased approximately 20.7% in fiscal 2012 compared to fiscal 2011. The decrease in technology licensing net sales in fiscal 2013 compared to fiscal 2012 was due primarily to adverse semiconductor industry and global economic conditions. The increase in technology licensing net sales in fiscal 2012 compared to fiscal 2011 was driven primarily by the adoption of our technology by more manufacturers of semiconductors.

Other

 Revenue from assembly and test subcontracting services accounted for approximately 0.8% of our total net sales in fiscal 2013, approximately 1.2% of our total net sales in fiscal 2012 and approximately 0.1% of our total net sales in fiscal 2011.

Distribution

Distributors accounted for approximately 53% of our net sales in fiscal 2013, approximately 59% of our net sales in fiscal 2012 and approximately 58% of our net sales in fiscal 2011. The decrease in distributor net sales in fiscal 2013 compared to prior periods was driven primarily by our acquisition of SMSC which makes a larger percentage of its net sales to OEM customers rather than through distributors.

Our largest distributor, Future Electronics, accounted for approximately 10% of our net sales in each of fiscal 2012 and fiscal 2011.  Our two largest distributors together accounted for approximately 13% of our net sales in fiscal 2013 and approximately 14% of our net sales in each of fiscal 2012 and fiscal 2011. No other distributor accounted for more than 10% of our net sales in fiscal 2013, fiscal 2012 or fiscal 2011.

Generally, we do not have long-term agreements with our distributors and we, or our distributors, may terminate our relationship with each other with little or no advanced notice.  The loss of, or the disruption in the operations of, one or more of our distributors could reduce our future net sales in a given quarter and could result in an increase in inventory returns.

At March 31, 2013, our distributors maintained 30 days of inventory of our products compared to 31 days at March 31, 2012 and 40 days at March 31, 2011.  Over the past three fiscal years, the days of inventory maintained by our distributors have fluctuated between approximately 27 days and 47 days.  We do not believe that inventory holding patterns at our distributors will materially impact our net sales, due to the fact that we recognize revenue based on sell-through for all of our distributors.

Net Sales by Geography

Net sales by geography for the fiscal years ended March 31, 2013, 2012 and 2011 were as follows (dollars in thousands):

	Year Ended March 31,
	2013	%	2012	%	2011	%
Americas	$313,574	19.8	$290,392	21.0	$310,735	20.9
Europe	344,398	21.8	319,881	23.1	334,911	22.5
Asia	923,651	58.4	772,903	55.9	841,559	56.6
Total Net Sales	$1,581,623	100.0	$1,383,176	100.0	$1,487,205	100.0

Our sales to foreign customers have been predominately in Asia and Europe, which we attribute to the manufacturing strength in those areas for automotive, communications, computing, consumer and industrial control products.  Americas sales include sales to customers in the U.S., Canada, Central America and South America.

Sales to foreign customers accounted for approximately 83% of our net sales in fiscal 2013, approximately 82% of our net sales in fiscal 2012 and approximately 80% of our net sales in fiscal 2011.  Substantially all of our foreign sales are U.S. dollar denominated.  Sales to customers in Asia have generally increased over time due to many of our customers transitioning their manufacturing operations to Asia and growth in demand from the emerging Asian market as well as acquisitions such as SMSC which had a significant concentration of sales in Asia.  Our sales force in the Americas and Europe supports a significant portion of the design activity for products which are ultimately shipped to Asia.

Sales to customers in China, including Hong Kong, accounted for approximately 27% of our net sales in fiscal 2013 and approximately 24% of our net sales in fiscal 2012 and approximately 25% in fiscal 2011.  Sales to customers in Taiwan accounted for approximately 13% of our net sales in fiscal 2013, approximately 15% of our net sales in fiscal 2012 and approximately 13% of our net sales in fiscal 2011.  We did not have sales into any other countries that exceeded 10% of our net sales during the last three fiscal years.

Gross Profit

Our gross profit was $838.5 million in fiscal 2013, $799.3 million in fiscal 2012 and $881.3 million in fiscal 2011.  Gross profit as a percent of sales was 53.0% in fiscal 2013, 57.8% in fiscal 2012 and 59.3% in fiscal 2011.

The most significant factors affecting our gross profit percentage in the periods covered by this report were:

•	charges of approximately $53.6 million in fiscal 2013 related to the recognition of acquired inventory at fair value as a result of our acquisitions which reduced our gross margins;

•
production levels being below the range of our normal capacity, resulting in under absorption of fixed costs, in fiscal 2013 and the second half of fiscal 2012 compared to production levels being at or above the range of our normal capacity levels in the first half of fiscal 2012 and all of fiscal 2011;

•	for each of fiscal 2013 and fiscal 2012, inventory write-downs being higher than the gross margin impact of sales of inventory that was previously written down; and

•	fluctuations in the product mix of microcontrollers, analog products, memory products and technology licensing.

Other factors that impacted our gross profit percentage in the periods covered by this report include:

•	continual cost reductions in wafer fabrication and assembly and test manufacturing, such as new manufacturing technologies and more efficient manufacturing techniques; and

•	lower depreciation as a percentage of cost of sales.

We adjust our wafer fabrication and assembly and test capacity utilization as required to respond to actual and anticipated business and industry-related conditions.  When production levels are below normal capacity, we charge cost of sales for the unabsorbed capacity. Our wafer fabrication facilities operated below normal capacity levels, which we typically consider to be 90% to 95% of the actual capacity of the installed equipment, during fiscal 2013 and the second half of fiscal 2012 in response to weak economic conditions. During fiscal 2011 and the first half of fiscal 2012, we operated at or above normal capacity levels in our wafer fabrication facilities.  As a result of decreased production in our wafer fabs, approximately $31.7 million was charged to cost of sales in fiscal 2013 and approximately $6.7 million was charged to cost of sales in fiscal 2012. In the future, if production levels are below normal capacity, we will charge cost of sales for the unabsorbed capacity.  Similar to our wafer fabs, during fiscal 2013 and the second half of fiscal 2012, we operated at levels below the total operating capacity of our Thailand assembly and test facility due to adverse business conditions and these actions had a negative impact on our gross margins.  During the first half of fiscal 2012 and all of fiscal 2011, we operated at normal levels of capacity at our Thailand assembly and test facility, and we selectively increased our assembly and test capacity at such facility during such time.

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

Our overall inventory levels were $242.3 million at March 31, 2013, compared to $217.3 million at March 31, 2012 and $180.8 million at March 31, 2011.  We maintained 116 days of inventory on our balance sheet at March 31, 2013 compared to 138 days of inventory at March 31, 2012 and 108 days at March 31, 2011.  We expect our inventory levels in the June 2013 quarter to increase modestly from the March 2013 levels due to projected higher wafer purchases from third-party foundries. We believe our existing level of inventory will allow us to maintain competitive lead times and provide strong delivery performance to our customers and allow us to keep our fiscal 2014 capital expenditures at relatively low levels.

We anticipate that our gross margins will fluctuate over time, driven primarily by capacity utilization levels, the overall product mix of microcontroller, analog, interface and mixed signal products, memory products and technology licensing revenue and the percentage of net sales of each of these products in a particular quarter, as well as manufacturing yields, fixed cost absorption, and competitive and economic conditions in the markets we serve.

During the fourth quarter of fiscal 2013, approximately 56% of our assembly requirements were performed in our Thailand facilities, compared to approximately 67% during the fourth quarter of fiscal 2012 and approximately 61% during the fourth quarter of fiscal 2011.  The percentage of our assembly work that is performed internally fluctuates over time based on supply and demand conditions in the semiconductor industry and our internal capacity capabilities.  Third-party contractors located in Asia perform the balance of our assembly operations.  During the fourth quarter of fiscal 2013, approximately 84% of our test requirements were performed in our Thailand facilities compared to approximately 95% during the fourth quarter of fiscal 2012 and approximately 88% during the fourth quarter of fiscal 2011. We believe that the assembly and test operations performed at our Thailand facility provide us with significant cost savings compared to contractor assembly and test costs, as well as increased control over these portions of the manufacturing process. SMSC had historically outsourced the majority of its assembly and test activities. We plan to bring some of SMSC's assembly and test activities into our Thailand facilities over time.

We have, in recent years, outsourced a larger portion of our wafer production requirements to third-party wafer foundries to augment our internal manufacturing capabilities.  As a result of our acquisitions of SMSC in August 2012 and Silicon Storage Technology (SST) in April 2010, we have become more reliant on outside wafer foundries for our wafer fabrication requirements.  In fiscal 2013 and the fourth quarter of fiscal 2013, approximately 33% and 38% of our sales came from products that were produced at outside wafer foundries.

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

Research and Development (R&D)

R&D expenses for fiscal 2013 were $254.7 million, or 16.1% of sales, compared to $182.7 million, or 13.2% of sales, for fiscal 2012 and $170.6 million, or 11.5% of sales, for fiscal 2011.  We are committed to investing in new and enhanced products, including development systems software, and in our design and manufacturing process technologies.  We believe these investments are significant factors in maintaining our competitive position.  R&D costs are expensed as incurred.  Assets purchased to support our ongoing research and development activities are capitalized when related to products which have achieved technological feasibility or that have alternative future uses and are amortized over their expected useful lives.  R&D expenses include labor, depreciation, masks, prototype wafers, and expenses for the development of process technologies, new packages, and software to support new products and design environments.

R&D expenses increased $72.1 million, or 39.5%, for fiscal 2013 over fiscal 2012.  The primary reasons for the dollar increase in R&D costs in fiscal 2013 compared to fiscal 2012 were additional costs from our acquisition of SMSC and higher headcount costs.  R&D expenses increased $12.1 million, or 7.1%, for fiscal 2012 over fiscal 2011.  The primary reasons for the dollar increase in R&D costs in fiscal 2012 compared to fiscal 2011 were an increased number of employees driving higher employee costs and higher discretionary expenses offset by lower bonus costs.

In the June 2013 quarter, we expect R&D expenses to be relatively flat with the March 2013 quarter and for such expenses to decrease as a percentage of net sales due to operational efficiencies and continued synergies of integrating our acquisition of SMSC.

Selling, General and Administrative

Selling, general and administrative expenses for fiscal 2013 were $261.5 million, or 16.5% of sales, compared to $208.3 million, or 15.1% of sales, for fiscal 2012, and $222.2 million, or 14.9% of sales, for fiscal 2011.  Selling, general and administrative expenses include salary expenses related to field sales, marketing and administrative personnel, advertising and promotional expenditures and legal expenses.  Selling, general and administrative expenses also include costs related to our direct sales force and field applications engineers who work in sales offices worldwide to stimulate demand by assisting customers in the selection and use of our products.

Selling, general and administrative expenses increased $53.2 million, or 25.5%, for fiscal 2013 over fiscal 2012. The primary reason for the dollar increase in selling, general and administrative expenses in fiscal 2013 over fiscal 2012 were additional costs from our acquisition of SMSC. Selling, general and administrative expenses decreased $13.9 million, or 6.2%, for fiscal 2012 over fiscal 2011.  The primary reasons for the dollar decrease in selling, general and administrative expenses in fiscal 2012 over fiscal 2011 were lower bonus costs.

Selling, general and administrative expenses fluctuate over time, primarily due to revenue and operating expense investment levels.

Special Charges

Acquisition Related Expenses

During fiscal 2013, we incurred special charges of $32.2 million comprised of a $4.4 million net increase in the fair value of contingent consideration related to one of our acquisitions, $16.3 million of primarily severance-related costs in addition to office closing, and other costs associated with the acquisition of SMSC and legal settlement costs of approximately $11.5 million for certain legal matters related to SST (which we acquired in April 2010) in excess of previously accrued amounts. During fiscal 2012, special charges included a benefit of $0.7 million comprised of a $1.0 million favorable adjustment to contingent consideration offset by $0.3 million of severance-related charges related to a prior year acquisition. During fiscal 2011, we incurred $1.9 million of severance-related and office closure costs associated with our acquisition of SST.

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

Other Income (Expense)

Interest income in fiscal 2013 decreased to $15.6 million from $18.0 million in fiscal 2012 and from $16.0 million in fiscal 2011.  The primary reasons for the decrease in interest income for fiscal 2013 over fiscal 2012 relates to lower yields on short-term cash investments and lower invested cash balances. The primary reasons for the increase in interest income in fiscal 2012 over fiscal 2011 relates to the redemption of a previously written down auction rate security at par value and higher invested cash balances. Interest expense in fiscal 2013 was $40.9 million compared to $34.3 million in fiscal 2012 and $31.5 million in fiscal 2011. The primary reasons for the increase in interest expense in fiscal 2013 over fiscal 2012 relates to increased borrowings under our credit facility to partially finance our acquisition of SMSC. Other expense, net in fiscal 2013 was $0.4 million compared to other expense, net of $0.4 million in fiscal 2012 and other income, net of $1.9 million in fiscal 2011.  The change in other (expense) income, net during fiscal 2012 compared to fiscal 2011 primarily relates to $1.3 million of losses on equity securities during fiscal 2012 compared to $2.4 million of gains on equity securities during fiscal 2011. These losses and gains were a result of impairment charges due to market fluctuations in the value of certain investments in publicly traded companies, as well as dividends received and losses and gains recognized on the sale of these equity securities.

Provision for Income Taxes

Provisions for income taxes reflect tax on our foreign earnings and federal and state tax on our U.S. earnings.  Our effective tax rate on income from continuing operations was 16.3% in fiscal 2013, 11.3% in fiscal 2012 and 6.8% in fiscal 2011.  Excluding one-time tax events described below, our effective tax rates were lower than statutory rates in the U.S. primarily due to our mix of earnings in foreign jurisdictions with lower tax rates, changes in tax regulations and the R&D tax credit.  During fiscal 2013, our effective tax rate was higher due to $27.2 million of one-time foreign and domestic tax implications from our acquisition of SMSC, which offset an $8.1 million benefit received from the reinstatement of the R&D credit and $9.7 million of other non-recurring tax events including releases of previously established tax reserves related to audit closures and expirations of statutes of limitations and the revaluation of deferred tax assets and liabilities. These items increased our effective tax rate from continuing operations by 6.2% to an effective tax rate of 16.3%. During fiscal 2012, we completed a project that led to additional R&D tax credit claims in the amount of $4.1 million which reduced our effective tax rate by 1.1% to 11.3%. Our effective tax rate in fiscal 2011 includes a $24.4 million benefit related to various items including a settlement with the IRS for our fiscal 2006 through fiscal 2008 tax audits, the expiration of the statute of limitations on various tax reserves, and a charge related to a corporate restructuring.  This benefit reduced our effective tax rate from continuing operations by 5.4 percentage points to an effective tax rate of 6.8%.

Various taxing authorities in the U.S. and other countries in which we do business are increasing their scrutiny of the tax structures employed by businesses.  Companies of our size and complexity are regularly audited by the taxing authorities in the jurisdictions in which they conduct significant operations.  We are currently under audit by the IRS for our fiscal years 2009 and 2010, and SMSC is under audit for fiscal years 2011 and 2012.  We recognize liabilities for anticipated tax audit issues in the U.S. and other tax jurisdictions based on our estimate of whether, and the extent to which, additional tax payments are probable.  We believe that we maintain adequate tax reserves to offset any potential tax liabilities that may arise upon these and other pending audits in the U.S. and other countries in which we do business.  If such amounts ultimately prove to be unnecessary, the resulting reversal of such reserves would result in tax benefits being recorded in the period the reserves are no longer deemed necessary.  If such amounts ultimately prove to be less than any final assessment, a future charge to expense would be recorded in the period in which the assessment is determined.

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

The net loss from discontinued operations in fiscal 2011 was $10.2 million, or $0.05 per diluted share.  Contributing to the net loss from discontinued operations in fiscal 2011 was $9.4 million of inventory write-downs related to discontinued operations.   There were no assets held for sale on our consolidated balance sheet for the fiscal years ended March 31, 2013 or March 31, 2012.

Liquidity and Capital Resources

We had $1,836.0 million in cash, cash equivalents and short-term and long-term investments at March 31, 2013, an increase of $48.5 million from the March 31, 2012 balance.  The increase in cash, cash equivalents and short-term and long-term investments over this time period is primarily attributable to cash generated by operating activities being offset by dividend payments of $273.8 million and cash used for our acquisitions, net of proceeds received from our line of credit, of $132.3 million.

Net cash provided from operating activities was $446.2 million for fiscal 2013, $396.5 million for fiscal 2012 and $582.7 million for fiscal 2011.  The increase in cash flow from operations in fiscal 2013 compared to fiscal 2012 was primarily due to changes in our operating assets and liabilities. The decrease in cash flow from operations in fiscal 2012 compared to fiscal 2011 was primarily due to changes in our operating assets and liabilities and lower net income in fiscal 2012.

Net cash used in investing activities was $936.8 million for fiscal 2013, $256.5 million for fiscal 2012 and $187.9 million in fiscal 2011.  The increase in net cash used in investing activities in fiscal 2013 compared to fiscal 2012 was primarily due to $731.7 million of cash consideration, net of $180.9 million of cash and cash equivalents acquired, used for our acquisition of SMSC. The increase in net cash used in investing activities in fiscal 2012 compared to fiscal 2011 was primarily due to a decrease in cash related to changes in our net purchases, sales and maturities of short-term and long-term investments which offset lower capital expenditures in fiscal 2012.

Our level of capital expenditures varies from time to time as a result of actual and anticipated business conditions.  Capital expenditures were $50.8 million in fiscal 2013, $62.4 million in fiscal 2012 and $124.5 million in fiscal 2011.  The lower capital expenditure activity in fiscal 2013 compared to fiscal 2012 was primarily driven by decreased production requirements as a result of uncertain economic conditions.  Capital expenditures are primarily for the expansion of production capacity and the addition of research and development equipment.  We currently intend to spend approximately $80 million during the next twelve months to invest in equipment and facilities to maintain, and selectively increase, capacity to meet our currently anticipated needs.

We expect to finance our capital expenditures through our existing cash balances and cash flows from operations.  We believe that the capital expenditures anticipated to be incurred over the next twelve months will provide sufficient manufacturing capacity to meet our currently anticipated needs.

Net cash provided by financing activities was $382.2 million for fiscal 2013. Net cash used in financing activities was $208.1 million for fiscal 2012 and $183.0 million for fiscal 2011.  We received cash proceeds from borrowings under our credit agreement of $620.0 million during fiscal 2013 which was used to partially finance our acquisition of SMSC. We paid cash dividends to our shareholders of $273.8 million in fiscal 2013, $266.2 million in fiscal 2012, and $256.8 million in fiscal 2011. Proceeds from the exercise of stock options and employee purchases under our employee stock purchase plans were $35.7 million for fiscal 2013, $57.5 million for fiscal 2012 and $71.9 million for fiscal 2011.

On August 12, 2011, we entered into a credit agreement with certain lenders.  The credit agreement provides for a $750 million revolving credit facility, with a $100 million foreign currency sublimit, a $25 million letter of credit sublimit and a $15 million swingline loan sublimit, terminating on August 12, 2016. The credit agreement also contains an increase option permitting us, subject to certain requirements, to arrange with existing lenders and/or new lenders for them to provide up to an aggregate of $250 million in additional commitments, which may be for revolving loans or term loans. Proceeds of loans made under the credit agreement may be used for working capital and general corporate purposes. At March 31, 2013, $620.0 million of borrowings were outstanding under the credit agreement. See Note 16 of the notes to consolidated financial statements for more information regarding the credit agreement.

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

Our total cash, cash equivalents, short-term investments and long-term investments held by our foreign subsidiaries was $1,782.0 million at March 31, 2013 and $1,381.1 million at March 31, 2012. Under current tax laws and regulations, if accumulated earnings and profits held by our foreign subsidiaries that U.S. taxes had not previously been provided for were to be distributed to the U.S. in the form of dividends or otherwise, we would be subject to additional U.S. income taxes and foreign withholding taxes. The balance of cash, cash equivalents, short-term investments and long-term investments available for our U.S. operations as of March 31, 2013 and March 31, 2012 was approximately $100.0 million and $406.5 million, respectively. We utilize a variety of tax planning and financing strategies with the objective of having our worldwide cash available in the locations in which it is needed. We believe our offshore earnings are permanently reinvested offshore. However, there can be no assurance that we will not determine to repatriate some of our offshore earnings in future periods to fund stockholder dividends, share repurchases, acquisitions or other corporate activities in the future.  We expect that a significant portion of our future cash generation will be in our foreign subsidiaries.

We enter into derivative transactions from time to time in an attempt to reduce our exposure to currency rate fluctuations.  Although none of the countries in which we conduct significant foreign operations have had a highly inflationary economy in the last five years, there is no assurance that inflation rates or fluctuations in foreign currency rates in countries where we conduct operations will not adversely affect our operating results in the future.  At March 31, 2013, we had $6.0 million in notional amount of foreign currency-forward contracts outstanding.

On December 11, 2007, we announced that our Board of Directors had authorized the repurchase of up to 10 million shares of our common stock in the open market or in privately negotiated transactions.  As of March 31, 2013, we had repurchased 7.5 million shares under this 10 million share authorization for a total of $234.7 million.  There is no expiration date associated with this program.  The timing and amount of future repurchases will depend upon market conditions, interest rates, and corporate considerations.

As of March 31, 2013, we held approximately 22.3 million shares as treasury shares.

On October 28, 2002, we announced that our Board of Directors had approved and instituted a quarterly cash dividend on our common stock.  The initial quarterly dividend of $0.02 per share was paid on December 6, 2003 in the amount of $4.1 million.  To date, our cumulative dividend payments have totaled approximately $1.95 billion.  During fiscal 2013, we paid dividends in the amount of $1.406 per share for a total dividend payment of $273.8 million.  During fiscal 2012, we paid dividends in the amount of $1.390 per share for a total dividend payment of $266.2 million. During fiscal 2011, we paid dividends in the amount of $1.374 per share for a total dividend payment of $256.8 million.  On May 2, 2013, we declared a quarterly cash dividend of $0.3535 per share, which will be paid on June 4, 2013, to stockholders of record on May 21, 2013 and the total amount of such dividend is expected to be approximately $69.6 million.  Our Board is free to change our dividend practices at any time and to increase or decrease the dividend paid, or not to pay a dividend, on our common stock on the basis of our results of operations, financial condition, cash requirements and future prospects, and other factors deemed relevant by our Board.  Our current intent is to provide for ongoing quarterly cash dividends depending upon market conditions and our results of operations.

We believe that our existing sources of liquidity combined with cash generated from operations will be sufficient to meet our currently anticipated cash requirements for at least the next 12 months.  However, the semiconductor industry is capital intensive.  In order to remain competitive, we must constantly evaluate the need to make significant investments in capital equipment for both production and research and development.  We may further borrow under our credit agreement, expand our credit agreement or seek additional equity or debt financing from time to time to increase our level of domestic cash to fund dividends, share repurchases or acquisitions, or to maintain or expand our wafer fabrication and product assembly and test facilities, or for other purposes.  The timing and amount of any such financing requirements will depend on a number of factors, including our level of dividend payments, changes in tax laws and regulations regarding the repatriation of offshore cash, demand for our products, changes in industry conditions, product mix, competitive factors and our ability to identify suitable acquisition candidates.  There can be no assurance that such financing will be available on acceptable terms, and any additional equity financing would result in incremental ownership dilution to our existing stockholders.

Contractual Obligations

The following table summarizes our significant contractual obligations at March 31, 2013, and the effect such obligations are expected to have on our liquidity and cash flows in future periods.  This table excludes amounts already recorded on our balance sheet as current liabilities at March 31, 2013 (dollars in thousands):

	Payments Due by Period
	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Operating lease obligations	$71,071	$13,344	$21,451	$16,591	$19,685
Capital purchase obligations (1)	28,011	28,011	—	—	—
Other purchase obligations and commitments (2)	57,719	56,413	1,306	—	—
Borrowings under credit agreement outstanding as of March 31, 2013 - principal and interest (3)	662,026	12,152	24,304	625,570	—
2.125% junior convertible debentures – principal and interest (4)	1,753,810	24,438	48,875	48,875	1,631,622
Total contractual obligations (5)	$2,572,637	$134,358	$95,936	$691,036	$1,651,307

(1)  Capital purchase obligations represent commitments for construction or purchases of property, plant and equipment.  These obligations were not recorded as liabilities on our balance sheet as of March 31, 2013, as we have not yet received the related goods or taken title to the property.

(2)  Other purchase obligations and commitments include payments due under various types of licenses and outstanding purchase commitments with our wafer foundries of approximately $55.3 million for delivery of wafers in fiscal 2014.

(3)  For purposes of this table we have assumed that the principal of our credit agreement borrowings outstanding at March 31, 2013 will be paid on August 12, 2016, which is the maturity date of such borrowings.

(4) For purposes of this table we have assumed that the principal of our convertible debentures will be paid on December 31, 2037.

(5)  Total contractual obligations do not include contractual obligations recorded on the balance sheet as current liabilities, or certain purchase obligations as discussed below.  The contractual obligations also do not include amounts related to uncertain tax positions because reasonable estimates cannot be made.

Purchase orders or contracts for the purchase of raw materials and other goods and services, with the exception of commitments to our wafer foundries, are not included in the table above.  We are not able to determine the aggregate amount of such purchase orders that represent contractual obligations, as purchase orders may represent authorizations to purchase rather than binding agreements.  For the purpose of this table, contractual obligations for the purchase of goods or services are defined as agreements that are enforceable and legally binding on us and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction.  Our purchase orders are based on our current manufacturing needs and are fulfilled by our vendors with short time horizons.  We do not have significant agreements for the purchase of raw materials or other goods specifying minimum quantities or set prices that exceed our expected requirements for three months.  We also enter into contracts for outsourced services; however, the obligations under these contracts were not significant and the contracts generally contain clauses allowing for cancellation without significant penalty.

The expected timing of payment of the obligations discussed above is estimated based on current information.  Timing of payments and actual amounts paid may be different depending on the time of receipt of goods or services or changes to agreed-upon amounts for some obligations.

Off-Balance Sheet Arrangements

As of March 31, 2013, we are not involved in any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Recently Issued Accounting Pronouncements

In February 2013, the FASB issued an amendment to the existing guidance to clarify the reclassification requirements from accumulated other comprehensive income to net income. This amendment requires disclosure of amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present either on the face of the financial statements or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, but only if the amount is reclassified in its entirety to net income in the same reporting period. For amounts not reclassified in their entirety to net income, an entity is required to cross-reference to the related note on the face of the financial statements for additional information. These amendments are effective for interim and annual periods beginning after December 15, 2012, which for us is the first quarter of fiscal year 2014. These changes are required to be applied prospectively. We do not anticipate that the adoption of this amendment will have a material impact on our consolidated financial statements and related disclosures.

Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our investments are intended to establish a high-quality portfolio that preserves principal, meets liquidity needs, avoids inappropriate concentrations, and delivers an appropriate yield in relationship to our investment guidelines and market conditions.  Our investment portfolio, consisting of fixed income securities, money market funds, cash deposits, and marketable securities that we hold on an available-for-sale basis, was $1,836.0 million as of March 31, 2013 compared to $1,787.6 million as of March 31, 2012. The available-for-sale debt securities, like all fixed income instruments, are subject to interest rate risk and will decline in value if market interest rates increase.  We have the ability to hold our fixed income investments until maturity and, therefore, we would not expect to recognize any material adverse impact in income or cash flows if market interest rates increase.  The following table provides information about our available-for-sale securities that are sensitive to changes in interest rates.  We have aggregated our available-for-sale securities for presentation purposes since they are all very similar in nature (dollars in thousands):

	Financial instruments maturing during the fiscal year ended March 31,
	2014	2015	2016	2017	2018	Thereafter
Available-for-sale securities	$352,279	$290,359	$462,073	$36,958	$10,016	$144,328
Weighted-average yield rate	1.48%	1.37%	0.57%	0.81%	0.45%	0.86%

At March 31, 2013, $33.8 million of the fair value of our investment portfolio was invested in ARS.  With the continuing liquidity issues in the global credit and capital markets, our ARS have experienced multiple failed auctions and are not liquid.  While we continue to earn interest on these investments based on a pre-determined formula with spreads tied to particular interest rate indices, the estimated market value for a portion of these ARS no longer approximates the original purchase value.

The fair value of the failed ARS of $33.8 million has been estimated based on market information and estimates determined by management and could change significantly based on market conditions.  We evaluated the impairments in the value of these ARS, determining our intent to sell these securities prior to the recovery of our amortized cost basis, which resulted in some of the securities being other-than-temporarily impaired and recognized impairment charges on these investments of $0.4 million in fiscal 2013. In fiscal 2012, we recognized a $0.3 million gain on our ARS positions as a gain on redemption at par value of one ARS position offset impairment charges recognized during the year. If the issuers are unable to successfully close future auctions or if their credit ratings deteriorate further, we may be required to further adjust the carrying value of the investments through an additional impairment charge to earnings.

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

Management assessed our internal control over financial reporting as of March 31, 2013, the end of our fiscal year.  Management based its assessment on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Management's assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.  This assessment is supported by testing and monitoring performed by our finance organization.

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

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2013, there was no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Microchip Technology Incorporated and subsidiaries

We have audited Microchip Technology Incorporated and subsidiaries' internal control over financial reporting as of March 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria).  Microchip Technology Incorporated and subsidiaries' management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, Microchip Technology Incorporated and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of March 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the March 31, 2013 consolidated financial statements of Microchip Technology Incorporated and subsidiaries and our report dated May 30, 2013 expressed an unqualified opinion thereon.

/s/   Ernst & Young LLP

Phoenix, Arizona
May 30, 2013

Item 9B.    OTHER INFORMATION

In fiscal 2013, each of J. Eric Bjornholt, our Chief Financial Officer, Mitch Little, our Vice President, Worldwide Sales and Applications, Steve Drehobl, our Vice President, MCU8 and Technology Development Division, and Rich Simoncic, our Vice President, Analog and Interface Products Division, entered into trading plans as contemplated by Rule 10b-5-1 under the Exchange Act and periodic sales of our common stock have occurred and are expected to occur under such plans.

The foregoing disclosure is being made on a voluntary basis and not pursuant to any specific requirement under Form 10-K, Form 8-K or otherwise.

PART III

 Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information on the members of our Board of Directors is incorporated herein by reference to our proxy statement for our 2013 annual meeting of stockholders under the captions "The Board of Directors," and "Proposal One – Election of Directors."

Information on the composition of our audit committee and the members of our audit committee, including information on our audit committee financial experts, is incorporated by reference to our proxy statement for our 2013 annual meeting of stockholders under the caption "The Board of Directors – Committees of the Board of Directors – Audit Committee."

Information on our executive officers is provided in Item 1, Part I of this Form 10-K under the caption "Executive Officers of the Registrant" at page 10, above.

Information with respect to compliance with Section 16(a) of the Exchange Act, is incorporated herein by reference to our proxy statement for our 2013 annual meeting of stockholders under the caption "Section 16(a) Beneficial Ownership Reporting Compliance."

Information with respect to our code of ethics that applies to our directors, executive officers (including our principal executive officer and our principal financial and accounting officer) and employees is incorporated by reference to our proxy statement for our 2013 annual meeting of stockholders under the caption "Code of Ethics."  A copy of our Code of Ethics is available on our website at the Investor Relations section under Mission Statement/Corporate Governance on www.microchip.com.

Information regarding material changes, if any, to procedures by which security holders may recommend nominees to our Board of Directors is incorporated by reference to our proxy statement for the 2013 annual meeting of stockholders under the caption "Requirements, Including Deadlines, for Receipt of Stockholder Proposals for the 2013 Annual Meeting of Stockholders; Discretionary Authority to Vote on Stockholder Proposals."

 Item 11.    EXECUTIVE COMPENSATION

Information with respect to executive compensation is incorporated herein by reference to the information under the caption "Executive Compensation" in our proxy statement for our 2013 annual meeting of stockholders.

Information with respect to director compensation is incorporated herein by reference to the information under the caption "The Board of Directors – Director Compensation" in our proxy statement for our 2013 annual meeting of stockholders.

Information with respect to compensation committee interlocks and insider participation in compensation decisions is incorporated herein by reference to the information under the caption "The Board of Directors – Compensation Committee Interlocks and Insider Participation" in our proxy statement for our 2013 annual meeting of stockholders.

Our Board compensation committee report on executive compensation is incorporated herein by reference to the information under the caption "Executive Compensation – Compensation Committee Report on Executive Compensation" in our proxy statement for our 2013 annual meeting of stockholders.

Item 12.	SECURITY OWNERSHIP OF CERTIAN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information with respect to securities authorized for issuance under our equity compensation plans is incorporated herein by reference to the information under the caption "Executive Compensation – Equity Compensation Plan Information" in our proxy statement for our 2013 annual meeting of stockholders.

Information with respect to security ownership of certain beneficial owners, members of our Board of Directors and management is incorporated herein by reference to the information under the caption "Security Ownership of Principal Stockholders, Directors and Executive Officers" in our proxy statement for our 2013 annual meeting of stockholders.

 Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item pursuant to Item 404 of Regulation S-K is incorporated by reference to the information under the caption "Certain Transactions" contained in our proxy statement for our 2013 annual meeting of stockholders.

The information required by this Item pursuant to Item 407(a) of Regulation S-K regarding the independence of our directors is incorporated by reference to the information under the caption "Meetings of the Board of Directors" contained in our proxy statement for our 2013 annual meeting of stockholders.

 Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item related to principal accountant fees and services as well as related pre-approval policies is incorporated by reference to the information under the caption "Independent Registered Public Accounting Firm" contained in our proxy statement for our 2013 annual meeting of stockholders.

PART IV

Item 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)         The following documents are filed as part of this Form 10-K:

Page No.
(1)	Financial Statements:
	Report of Independent Registered Public Accounting Firm	F-1
	Consolidated Balance Sheets as of March 31, 2013 and 2012	F-2
	Consolidated Statements of Income for each of the three years in the period ended March 31, 2013	F-3
	Consolidated Statements of Comprehensive Income for each of the three years in the period ended March 31, 2013	F-4
	Consolidated Statements of Cash Flows for each of the three years in the period ended March 31, 2013	F-5
	Consolidated Statements of Stockholders' Equity for each of the three years in the period ended March 31, 2013	F-6
	Notes to Consolidated Financial Statements	F-7
(2)	Financial Statement Schedules	None
(3)	The Exhibits filed with this Form 10-K or incorporated herein by reference are set forth in the Exhibit Index beginning on page 51 hereof, which Exhibit Index is incorporated herein by this reference.

(b)         See Item 15(a)(3) above.

(c)         See "Index to Financial Statements" included under Item 8 to this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MICROCHIP TECHNOLOGY INCORPORATED
(Registrant)

Date: May 30, 2013	By: /s/ Steve Sanghi
Steve Sanghi
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name and Signature	Title	Date

/s/ Steve Sanghi	Chairman, President and Chief Executive Officer	May 30, 2013
Steve Sanghi

/s/ Albert J. Hugo-Martinez	Director	May 30, 2013
Albert J. Hugo-Martinez

/s/ L.B. Day	Director	May 30, 2013
L.B. Day

/s/ Matthew W. Chapman	Director	May 30, 2013
Matthew W. Chapman

/s/ Wade F. Meyercord	Director	May 30, 2013
Wade F. Meyercord

/s/ J. Eric Bjornholt	Vice President and Chief Financial Officer	May 30, 2013
J. Eric Bjornholt	(Principal Financial and Accounting Officer)

EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith
2.1	Purchase and Sale Agreement, dated as of July 18, 2002 between Registrant and Fujitsu Microelectronics, Inc.	8-K	000-21184	2.1	7/18/2002
2.2	Agreement and Plan of Merger dated as of May 1, 2012 by and among Microchip Technology Incorporated, Microchip Technology Management Co. and Standard Microsystems Corporation, including Form of Voting Agreement	10-K	000-21184	2.2	5/30/2012
2.3	Agreement and Plan of Merger dated as of February 2, 2010 by and among Microchip Technology Incorporated, Sun Acquisition Corporation and Silicon Storage Technology, Inc.	10-Q	000-21184	2.1	2/9/2010
2.4	Amendment No. 1 to Agreement and Plan of Merger by and among Microchip Technology Incorporated, Sun Acquisition Corporation and Silicon Storage Technology, Inc.	8-K	000-21184	2.1	2/23/2009
2.5	Amendment No. 2 to Agreement and Plan of Merger by and among Microchip Technology Incorporated, Sun Acquisition Corporation and Silicon Storage Technology, Inc.	8-K	000-21184	2.1	3/8/2010
3.1	Restated Certificate of Incorporation of Registrant	10-Q	000-21184	3.1	11/12/2002
3.2	Amended and Restated By-Laws of Registrant, as amended through January 29, 2007	10-Q	000-21184	3.1	2/6/2007
4.1	Indenture, dated as of December 7, 2007, by and between Wells Fargo Bank, National Association, as Trustee, and Microchip Technology Incorporated	8-K	000-21184	4.1	12/7/2007
4.2	Registration Rights Agreement, dated as of December 7, 2007, by and between J.P. Morgan Securities Inc. and Microchip Technology Incorporated	8-K	000-21184	4.2	12/7/2007
10.1	Credit Agreement, dated August 12, 2011, among Microchip Technology Incorporated, the lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent	8-K	000-21184	10.1	8/18/2011
10.2	Amendment No. 1 to Credit Agreement dated as of February 6, 2012	10-K	000-21184	10.2	5/30/2012
10.3	Amendment No. 2 to Credit Agreement dated as of April 10, 2012	10-K	000-21184	10.3	5/30/2012

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith
10.4	Form of Indemnification Agreement between Registrant and its directors and certain of its officers	S-1	33-57960	10.1	2/5/1993
10.5	Microchip Technology Incorporated 2012 Inducement Award Plan as adopted by the Board of Directors on August 1, 2012	S-8	333-183074	4.8	8/1/2012
10.6	*2004 Equity Incentive Plan as amended by the Board on August 17, 2012	8-K	000-21184	10.1	8/23/2012
10.7	*Form of Notice of Grant for 2004 Equity Incentive Plan (including Exhibit A Stock Option Agreement)	S-8	333-119939	4.5	10/25/2004
10.8	Form of Notice of Grant (Foreign) for 2004 Equity Incentive Plan (including Exhibit A Stock Option Agreement (Foreign))	10-K	000-21184	10.4	5/23/2005
10.9	*Form of Notice of Grant of Restricted Stock Units for 2004 Equity Incentive Plan (including Exhibit A Restricted Stock Units Agreement)	10-K	000-21184	10.6	5/31/2006
10.10	*Restricted Stock Units Agreement (Domestic) for 2004 Equity Incentive Plan	10-Q	000-21184	10.3	11/7/2007
10.11	Restricted Stock Units Agreement (Foreign) for 2004 Equity Incentive Plan	10-Q	000-21184	10.4	11/7/2008
10.12	*Form of Global RSU Agreement for 2004 Equity Incentive Plan (including Notice of Grant of Restricted Stock Units)	8-K	000-21184	10.1	9/27/2010
10.13	*1993 Stock Option Plan, as Amended through August 16, 2002	10-Q	000-21184	10.1	11/12/2002
10.14	*Form of Notice of Grant For 1993 Stock Option Plan, with Exhibit A thereto, Form of Stock Option Agreement; and Exhibit B thereto, Form of Stock Purchase Agreement	S-8	333-872	10.6	1/23/1996
10.15	*Microchip Technology Incorporated 2001 Employee Stock Purchase Plan as amended through March 1, 2012	10-Q	000-21184	10.1	2/6/2012
10.16	*1997 Nonstatutory Stock Option Plan, as Amended Through March 3, 2003	10-K	000-21184	10.13	6/5/2003
10.17	*Form of Notice of Grant For 1997 Nonstatutory Stock Option Plan, with Exhibit A thereto, Form of Stock Option Agreement	10-K	000-21184	10.17	5/27/1998

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith
10.18	Microchip Technology Incorporated International Employee Stock Purchase Plan as amended through August 19, 2011, including Purchase Agreement, Enrollment Form and Change Form	S-8	333-177889	4.2	11/10/2011
10.19	*Executive Management Incentive Compensation Plan as amended on August 19, 2011	8-K	000-21184	10.1	8/24/2011
10.20	*Discretionary Executive Management Incentive Compensation Plan	10-Q	000-21184	10.5	2/6/2007
10.21	*Management Incentive Compensation Plan as amended by the Board of Directors on May 17, 2013					X
10.22	PowerSmart, Inc. 1998 Stock Incentive Plan, Including Forms of Incentive Stock Option Agreement and Nonqualified Stock Option Agreement	S-8	333-96791	4.1	7/19/2002
10.23	*Microchip Technology Incorporated Supplemental Retirement Plan	S-8	333-101696	4.1.1	4/1/2009
10.24	*Adoption Agreement to the Microchip Technology Incorporated Supplemental Retirement Plan dated January 1, 1997	S-8	333-101696	4.1.3	4/1/2003
10.25	*Amendment dated December 9, 1999 to the Adoption Agreement to the Microchip Technology Incorporated Supplemental Retirement Plan	S-8	333-101696	4.1.4	4/1/2004
10.26	*February 3, 2003 Amendment to the Adoption Agreement to the Microchip Technology Incorporated Supplemental Retirement Plan	10-K	000-21184	10.28	6/5/2003
10.27	*Amendments to Supplemental Retirement Plan	10-Q	000-21184	10.1	2/9/2006
10.28	*Change of Control Severance Agreement	8-K	000-21184	10.1	12/18/2008
10.29	*Change of Control Severance Agreement	8-K	000-21184	10.2	12/18/2008
10.30	Development Agreement dated as of August 29, 1997 by and between Registrant and the City of Chandler, Arizona	10-Q	000-21184	10.1	2/13/1998
10.31	Addendum to Development Agreement by and between Registrant and the City of Tempe, Arizona, dated May 11, 2000	10-K	000-21184	10.14	5/15/2001
10.32	Development Agreement dated as of July 17, 1997 by and between Registrant and the City of Tempe, Arizona	10-Q	000-21184	10.2	2/13/1998

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith
10.33	Amended Strategic Investment Program Contract dated as of June 8, 2009 between, Multnomah County, Oregon, City of Gresham, Oregon and Microchip Technology Incorporated	8-K	000-21184	10.1	6/11/2009
21.1	Subsidiaries of Registrant					X
23.1	Consent of Independent Registered Public Accounting Firm					X
24.1	Power of Attorney re: Microchip Technology Incorporated, the Registrant	10-K	000-21184	24.1	5/29/2009
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (the Exchange Act)					X
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (the Exchange Act)					X
32	Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
*Compensation plans or arrangements in which directors or executive officers are eligible to participate.

Annual Report on Form 10-K

Item 8, Item 15(a)(1) and (2), (b) and (c)

_________________________________

INDEX TO FINANCIAL STATEMENTS

CONSOLIDATED FINANCIAL STATEMENTS

EXHIBITS

_________________________________

YEAR ENDED MARCH 31, 2013

MICROCHIP TECHNOLOGY INCORPORATED
AND SUBSIDIARIES

CHANDLER, ARIZONA

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES

i

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Microchip Technology Incorporated and subsidiaries

We have audited the accompanying consolidated balance sheets of Microchip Technology Incorporated and subsidiaries as of March 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended March 31, 2013.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Microchip Technology Incorporated and subsidiaries at March 31, 2013 and 2012, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 31, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Microchip Technology Incorporated and subsidiaries' internal control over financial reporting as of March 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 30, 2013 expressed an unqualified opinion thereon.

/s/   Ernst & Young LLP

Phoenix, Arizona
May 30, 2013

Item1.	Financial Statements

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

ASSETS
	March 31,
	2013	2012
Cash and cash equivalents	$528,334	$635,755
Short-term investments	1,050,263	823,254
Accounts receivable, net	229,955	170,201
Inventories	242,334	217,278
Prepaid expenses	37,439	25,658
Deferred tax assets	80,687	91,191
Other current assets	67,358	52,524
Total current assets	2,236,370	2,015,861
Property, plant and equipment, net	514,544	516,611
Long-term investments	257,450	328,586
Goodwill	271,348	93,513
Intangible assets, net	530,136	90,436
Other assets	41,557	38,769
Total assets	$3,851,405	$3,083,776

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable	$75,551	$50,287
Accrued liabilities	127,108	88,877
Deferred income on shipments to distributors	138,952	108,709
Total current liabilities	341,611	247,873
Junior convertible debentures	363,385	355,050
Long-term line of credit	620,000	—
Long-term income tax payable	182,723	70,490
Deferred tax liability	388,250	411,368
Other long-term liabilities	21,966	8,322
Stockholders' equity:
Preferred stock, $0.001 par value; authorized 5,000,000 shares; no shares issued or outstanding	—	—
Common stock, $0.001 par value; authorized 450,000,000 shares; 218,789,994 shares issued and 196,472,856 shares outstanding at March 31, 2013; 218,789,994 shares issued and 193,150,532 shares outstanding at March 31, 2012	196	193
Additional paid-in capital	1,255,627	1,268,907
Common stock held in treasury: 22,317,138 shares at March 31, 2013; 25,639,462 shares at March 31, 2012	(682,220)	(780,893)
Accumulated other comprehensive income	6,935	3,101
Retained earnings	1,352,932	1,499,365
Total stockholders' equity	1,933,470	1,990,673
Total liabilities and stockholders' equity	$3,851,405	$3,083,776

See accompanying notes to consolidated financial statements

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	Year ended March 31,
	2013	2012	2011
Net sales	$1,581,623	$1,383,176	$1,487,205
Cost of sales (1)	743,164	583,882	605,954
Gross profit	838,459	799,294	881,251
Operating expenses:
Research and development (1)	254,723	182,650	170,607
Selling, general and administrative (1)	261,471	208,328	222,184
Amortization of acquired intangible assets	111,537	10,963	12,412
Special charges, net	32,175	837	1,865
	659,906	402,778	407,068
Operating income	178,553	396,516	474,183
(Losses) gains on equity method investments	(617)	(195)	157
Other income (expense):
Interest income	15,560	17,992	16,002
Interest expense	(40,915)	(34,266)	(31,521)
Other (expense) income, net	(404)	(352)	1,877
Income from continuing operations before income taxes	152,177	379,695	460,698
Income tax provision	24,788	42,990	31,531
Net income from continuing operations	127,389	336,705	429,167
Discontinued operations:
Loss from discontinued operations before income taxes	—	—	(11,126)
Income tax benefit	—	—	(909)
Net loss from discontinued operations	—	—	(10,217)
Net income	$127,389	$336,705	$418,950
Basic net income per common share – continuing operations	$0.65	$1.76	$2.29
Basic net loss per common share – discontinued operations	—	—	(0.05)
Basic net income per common share	$0.65	$1.76	$2.24
Diluted net income per common share – continuing operations	$0.62	$1.65	$2.20
Diluted net loss per common share – discontinued operations	—	—	(0.05)
Diluted net income per common share	$0.62	$1.65	$2.15
Dividends declared per common share	$1.406	$1.390	$1.374
Basic common shares outstanding	194,595	191,283	187,066
Diluted common shares outstanding	205,776	203,519	194,715
(1) Includes share-based compensation expense as follows:
Cost of sales	$8,234	$5,648	$6,825
Research and development	22,178	14,719	12,874
Selling, general and administrative	27,603	17,922	17,113

See accompanying notes to consolidated financial statements

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year Ended March 31,
	2013	2012	2011
Net income	$127,389	$336,705	$418,950
Components of other comprehensive income (loss), net of tax:
Change in net unrealized holding gain (loss) on available-for-sale securities, net of tax effect of ($505), $281 and ($493), respectively	2,343	(256)	325
Change in minimum pension liability, net of tax effect of ($28)	52	—	—
Change in net foreign currency translation adjustment	1,439	—	—
Other comprehensive income (loss)	3,834	(256)	325
Total comprehensive income	$131,223	$336,449	$419,275

See accompanying notes to consolidated financial statements

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended March 31,
	2013	2012	2011
Cash flows from operating activities:
Net income	$127,389	$336,705	$418,950
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	204,097	99,424	106,612
Deferred income taxes	(28,368)	21,954	24,003
Share-based compensation expense related to equity incentive plans	52,069	38,289	36,812
Excess tax benefit from share-based compensation	(297)	(576)	(1,854)
Convertible debt derivatives - revaluation and amortization	138	204	(185)
Amortization of convertible debenture issuance costs	217	219	219
Amortization of debt discount on convertible debentures	8,197	7,512	6,847
Losses (gains) on equity method investments	617	195	(157)
Gain on sale of assets	(256)	(411)	(89)
Loss on write-down of fixed assets	400	—	—
Unrealized impairment loss on available-for-sale investments	413	2,158	4,659
Special charge (income)	4,400	(1,000)	—
Changes in operating assets and liabilities:
Decrease in accounts receivable	386	11,845	6,341
Decrease (increase) in inventories	65,867	(35,240)	(22,068)
Increase (decrease) in deferred income on shipments to distributors	18,867	(31,335)	38,781
Decrease in accounts payable and accrued liabilities	(40,914)	(61,455)	(638)
Change in other assets and liabilities	32,957	7,970	(35,572)
Net cash provided by operating activities	446,179	396,458	582,661
Cash flows from investing activities:
Purchases of available-for-sale investments	(985,791)	(1,133,625)	(1,008,056)
Sales and maturities of available-for-sale investments	856,579	983,500	1,055,286
Acquisition of SMSC, net of cash acquired	(731,746)	—	—
Acquisition of SST, net of cash acquired	—	—	(112,707)
Other business acquisitions, net of cash acquired	(20,556)	(38,580)	(13,020)
Investments in other assets	(4,730)	(5,818)	(16,567)
Proceeds from sale of assets	306	411	31,668
Capital expenditures	(50,818)	(62,370)	(124,454)
Net cash used in investing activities	(936,756)	(256,482)	(187,850)
Cash flows from financing activities:
Proceeds from borrowings on line of credit	620,000	—	—
Payment of cash dividend	(273,822)	(266,178)	(256,811)
Proceeds from sale of common stock	35,695	57,457	71,940
Excess tax benefit from share-based compensation	297	576	1,854
Net cash provided by (used in) financing activities	382,170	(208,145)	(183,017)
Effect of foreign exchange rate changes on cash and cash equivalents	986	—	—
Net (decrease) increase in cash and cash equivalents	(107,421)	(68,169)	211,794
Cash and cash equivalents at beginning of period	635,755	703,924	492,130
Cash and cash equivalents at end of period	$528,334	$635,755	$703,924

See accompanying notes to consolidated financial statements

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)
	Common Stock and Additional Paid-in-Capital		Common Stock Held in Treasury		Accumulated Other Comprehensive Income	Retained Earnings	Net Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at March 31, 2010	218,790	$1,277,007	33,461	$(1,013,358)	$3,032	$1,266,699	$1,533,380
Net income	—	—	—	—	—	418,950	418,950
Other comprehensive income	—	—	—	—	325	—	325
Issuances from equity incentive plans	3,591	57,396	—	—	—	—	57,396
Employee stock purchase plan	622	14,544	—	—	—	—	14,544
Treasury stock used for new issuances	(4,213)	(125,283)	(4,213)	125,283	—	—	—
Tax benefit from equity incentive plans	—	7,523	—	—	—	—	7,523
Share-based compensation	—	37,131	—	—	—	—	37,131
Cash dividend	—	—	—	—	—	(256,811)	(256,811)
Balance at March 31, 2011	218,790	1,268,318	29,248	(888,075)	3,357	1,428,838	1,812,438
Net income	—	—	—	—	—	336,705	336,705
Other comprehensive loss	—	—	—	—	(256)	—	(256)
Issuances from equity incentive plans	3,000	42,596	—	—	—	—	42,596
Employee stock purchase plan	609	14,861	—	—	—	—	14,861
Treasury stock used for new issuances	(3,609)	(107,182)	(3,609)	107,182	—	—	—
Tax benefit from equity incentive plans	—	10,980	—	—	—	—	10,980
Share-based compensation	—	39,527	—	—	—	—	39,527
Cash dividend	—	—	—	—	—	(266,178)	(266,178)
Balance at March 31, 2012	218,790	1,269,100	25,639	(780,893)	3,101	1,499,365	1,990,673
Net income	—	—	—	—	—	127,389	127,389
Other comprehensive income	—	—	—	—	3,834	—	3,834
Issuances from equity incentive plans	2,773	19,935	—	—	—	—	19,935
Employee stock purchase plan	549	15,760	—	—	—	—	15,760
Treasury stock used for new issuances	(3,322)	(98,673)	(3,322)	98,673	—	—	—
Tax shortfall from equity incentive plans	—	(9,896)	—	—	—	—	(9,896)
Share-based compensation	—	52,667	—	—	—	—	52,667
Non-cash consideration - SMSC acquisition	—	6,930	—	—	—	—	6,930
Cash dividend	—	—	—	—	—	(273,822)	(273,822)
Balance at March 31, 2013	218,790	$1,255,823	22,317	$(682,220)	$6,935	$1,352,932	$1,933,470

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

Distributors worldwide generally have broad price protection and product return rights, so the Company defers revenue recognition until the distributor sells the product to their customer.  Revenue is recognized when the distributor sells the product to their end customer, at which time the sales price becomes fixed or determinable.  Revenue is not recognized upon the Company's shipment to the distributors since, due to discounts from list price as well as price protection rights, the sales price is not substantially fixed or determinable at that time.  At the time of shipment to these distributors, the Company records a trade receivable for the selling price as there is a legally enforceable right to payment, relieves inventory for the carrying value of goods shipped since legal title has passed to the distributor, and records the gross margin in deferred income on shipments to distributors on its consolidated balance sheets.

Deferred income on shipments to distributors effectively represents gross margin on the sale to the distributor at the initial shipment date; however, the amount of gross margin recognized by the Company in future periods will be less than the deferred margin as a result of credits granted to distributors on specifically identified products and customers to allow the distributors to earn a competitive gross margin on the sale of the Company's products to their end customers and price protection concessions related to market pricing conditions.

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

At March 31, 2013, the Company had approximately $201.8 million of deferred revenue and $62.8 million in deferred cost of sales recognized as $139.0 million of deferred income on shipments to distributors.  At March 31, 2012, the Company had approximately $159.1 million of deferred revenue and $50.4 million of deferred cost of sales recognized as $108.7 million of deferred income on shipments to distributors.  The deferred income on shipments to distributors that will ultimately be recognized in the Company's income statement will be lower than the amount reflected on the balance sheet due to price credits to be granted to the distributors when the product is sold to their customers.  These price credits historically have resulted in the deferred income approximating the overall gross margins that the Company recognizes in the distribution channel of its business.

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

Products returned by distributors and subsequently scrapped have historically been immaterial to the Company's consolidated results of operations.  The Company routinely evaluates the risk of impairment of the deferred cost of sales component of the deferred income on shipments to distributors' account.  Because of the historically immaterial amounts of inventory that have been scrapped, and historically rare instances where discounts given to a distributor result in a price less than the Company's cost, the Company believes the deferred costs have a low risk of material impairment.

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

Shipping charges billed to customers are included in net sales, and the related shipping costs are included in cost of sales. The Company collects and remits certain sales related taxes on sales of inventory and reports such amounts under the net method in its consolidated statements of income.

Product Warranty

The Company typically warrants its products against defects in materials and workmanship and non-conformance to specifications for 12 to 24 months.  The majority of the Company's product warranty claims are settled through the return of the defective product and the shipment of replacement product.  Warranty returns are included within the Company's allowance for returns, which is based on historical return rates.  Actual future returns could differ from the allowance established.  In addition, the Company accrues a liability for specific warranty costs expected to be settled other than through product return and replacement, if a loss is probable and can be reasonably estimated.  Product warranty expenses during fiscal 2013, 2012, and 2011 were not material.

Advertising Costs

The Company expenses all advertising costs as incurred.  Advertising costs were immaterial for the fiscal years ended March 31, 2013, 2012 and 2011.

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

Foreign Currency Translation and Forward Contracts

The Company's foreign subsidiaries are considered to be extensions of the U.S. Company and any translation gains and losses related to these subsidiaries are included in other income (expense) in the consolidated statements of income.  As the U.S. dollar is utilized as the functional currency, gains and losses resulting from foreign currency transactions (transactions denominated in a currency other than the subsidiaries' functional currency) are also included in income.  For a portion of fiscal 2013, certain foreign subsidiaries acquired as part of the SMSC acquisition had the local currency as the functional currency. Once these entities were integrated into the Company's legal structure and intercompany agreements were executed, the U.S. dollar becomes the functional currency. Gains and losses associated with currency rate changes on forward contracts are recorded currently in income.  These gains and losses have been immaterial to the Company's financial statements.

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

The Company's available-for-sale investments consist of government agency bonds, municipal bonds, auction rate securities (ARS), corporate bonds and marketable equity securities.  The Company's investments are carried at fair value with unrealized gains and losses reported in stockholders' equity unless losses are considered to be other than temporary impairments in which case the losses are recognized through the statement of income.  Premiums and discounts are amortized or accreted over the life of the related available-for-sale security.  Dividend and interest income are recognized when earned.  The cost of securities sold is calculated using the specific identification method.

The Company includes within short-term investments its trading securities, as well as its income yielding available-for-sale securities that can be readily converted to cash and includes within long-term investments those income yielding available-for-sale securities with maturities of over one year that have unrealized losses attributable to them or those that cannot be readily liquidated.  Except as discussed in Note 6, the Company intends and has the ability to hold its long-term investments with temporary impairments until such time as these assets are no longer impaired.  Such recovery of unrealized losses is not expected to occur within the next year.

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

Inventories

Inventories are valued at the lower of cost or market using the first-in, first-out method.  The Company writes down its inventory for estimated obsolescence or unmarketable inventory in an amount equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions.  If actual market conditions are less favorable than those projected by the Company, additional inventory write-downs may be required.  Inventory impairment charges establish a new cost basis for inventory and charges are not subsequently reversed to income even if circumstances later suggest that increased carrying amounts are recoverable.  In estimating reserves for obsolescence, the Company primarily evaluates estimates of demand over a twelve-month period and provides reserves for inventory on hand in excess of the estimated twelve-month demand. Estimates for projected 12-month demand are generally based on the average shipments of the prior three-month period, which are then annualized to adjust for any potential seasonality in the Company's business. The estimated 12-month demand is compared to its most recently developed sales forecast to further reconcile the 12-month demand estimate. Management reviews and adjusts the estimates as appropriate based on specific situations. For example, demand can be adjusted up for new products for which historic sales are not representative of future demand. Alternatively, demand can be adjusted down to the extent any existing products are being replaced or discontinued.

In periods where the Company's production levels are substantially below normal operating capacity, such as in fiscal 2013 and the second half of fiscal 2012, unabsorbed overhead production costs associated with the reduced production levels of the Company's manufacturing facilities are charged directly to cost of sales.

Property, Plant and Equipment

Property, plant and equipment are stated at cost.  Major renewals and improvements are capitalized, while maintenance and repairs are expensed when incurred.  The Company's property and equipment accounting policies incorporate estimates, assumptions and judgments relative to the useful lives of its property and equipment.  Depreciation is provided for assets placed in service on a straight-line basis over the estimated useful lives of the relative assets, which range from 10 to 30 years for buildings and building improvements and 3 to 8 years for machinery and equipment.  The Company evaluates the carrying value of its property and equipment when events or changes in circumstances indicate that the carrying value of such assets may be impaired.  Asset impairment evaluations are, by nature, highly subjective.

Junior Subordinated Convertible Debentures

The Company separately accounts for the liability and equity components of its junior subordinated convertible debentures in a manner that reflects its nonconvertible debt (unsecured debt) borrowing rate when interest cost is recognized.  This results in a bifurcation of a component of the debt, classification of that component in equity and the accretion of the resulting discount on the debt to be recognized as part of interest expense in its consolidated statements of income.  Lastly, the Company includes the dilutive effect of the shares of its common stock issuable upon conversion of the outstanding junior subordinated convertible debentures in its diluted income per share calculation regardless of whether the market price trigger or other contingent conversion feature has been met.  The Company applies the treasury stock method as it has the intent and ability to settle the principal amount of the junior subordinated convertible debentures in cash.  This method results in incremental dilutive shares when the average market value of the Company's common stock for a reporting period exceeds the conversion price per share which was $26.78 at March 31, 2013 and adjusts as dividends are recorded in the future.

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

Business Combinations

All of the Company's business combinations are accounted for at fair value under the acquisition method of accounting.  Under the acquisition method of accounting, (i) acquisition-related costs, except for those costs incurred to issue debt or equity securities, will be expensed in the period incurred; (ii) non-controlling interests will be valued at fair value at the acquisition date; (iii) in-process research and development will be recorded at fair value as an intangible asset at the acquisition date and amortized once the technology reaches technological feasibility; (iv) restructuring costs associated with a business combination will be expensed subsequent to the acquisition date; and (v) changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date will be recognized through income tax expense or directly in contributed capital.  The measurement of fair value of assets acquired and liabilities assumed requires significant judgment.  The valuation of intangible assets and acquired investments, in particular, requires that the Company use valuation techniques such as the income approach.  The income approach includes the use of a discounted cash flow model, which includes discounted cash flow scenarios and requires the following significant estimates:  revenue, expenses, capital spending and other costs, and discount rates based on the respective risks of the cash flows.  The valuation of non-marketable equity investments acquired also takes into account variables such as conditions reflected in the capital markets, recent financing activity by the investees, the investees' capital structure and the terms of the investees' issued interests.

Goodwill and Other Intangible Assets

Goodwill is recorded when the purchase price paid for an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired.  The Company is required to perform an annual impairment review, and more frequently under certain circumstances.  The goodwill is subjected to this test during the fourth quarter of the Company's fiscal year.  The Company engages primarily in the design, development, manufacture and marketing of semiconductor products as well as technology licensing.  As a result, the Company concluded there are two reporting units, semiconductor products and technology licensing. Under the qualitative goodwill impairment assessment standard, management evaluates whether it is more likely than not that goodwill is impaired. If it is determined that it is more likely than not, the Company proceeds with the next step of the impairment test, which compares the fair value of the reporting unit to its carrying value.  If the Company determines through the impairment process that goodwill has been impaired, the Company will record the impairment charge in its results of operation.  Through March 31, 2013, the Company has not had impaired goodwill.  The Company's other intangible assets represent existing technologies, core and developed technology, in-process research and development, trademarks and trade names, and customer-related intangibles. Other intangible assets are amortized over their respective estimated lives, ranging from one year to ten years.  In the event that facts and circumstances indicate intangibles or other long-lived assets may be impaired, the Company evaluates the recoverability and estimated useful lives of such assets.  In-process research and development is capitalized until such time the related projects are completed or abandoned at which time the capitalized amounts will begin to be amortized or written off.

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

Determining the appropriate fair-value model and calculating the fair value of share-based awards at the date of grant requires judgment.  The fair value of RSUs is based on the fair market value of the Company's common stock on the date of grant discounted for expected future dividends.  The Company uses the Black-Scholes option pricing model to estimate the fair value of employee stock options and rights to purchase shares under stock participation plans.  Option pricing models, including the Black-Scholes model, also require the use of input assumptions, including expected volatility, expected life, expected dividend rate, and expected risk-free rate of return.  The Company uses a blend of historical and implied volatility based on options freely traded in the open market as it believes this is more reflective of market conditions and a better indicator of expected volatility than using purely historical volatility.  The expected life of the awards is based on historical and other economic data trended into the future.  The risk-free interest rate assumption is based on observed interest rates appropriate for the expected terms of the Company's awards.  The dividend yield assumption is based on the Company's history and expectation of future dividend payouts.  The Company estimates the number of share-based awards which will be forfeited due to employee turnover.  Quarterly changes in the estimated forfeiture rate would affect share-based compensation, as the effect of adjusting the rate for all expense amortization after April 1, 2006 is recognized in the period the forfeiture estimate is changed.  If the actual forfeiture rate is higher than the estimated forfeiture rate, then an adjustment is made to increase the estimated forfeiture rate, which will result in a decrease to the expense recognized in the financial statements.  If the actual forfeiture rate is lower than the estimated forfeiture rate, then an adjustment is made to decrease the estimated forfeiture rate, which will result in an increase to the expense recognized in the financial statements.  If forfeiture adjustments are made, they would affect the Company's results of operations.  The effect of forfeiture adjustments in the years ended March 31, 2013, 2012 and 2011 was immaterial.

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

Distributor advances, included in deferred income on shipments to distributors in the consolidated balance sheets, totaled $70.1 million at March 31, 2013 and $51.7 million at March 31, 2012.  On sales to distributors, the Company's payment terms generally require the distributor to settle amounts owed to the Company for an amount in excess of their ultimate cost.  The Company's sales price to its distributors may be higher than the amount that the distributors will ultimately owe the Company because distributors often negotiate price reductions after purchasing the product from the Company and such reductions are often significant.  It is the Company's practice to apply these negotiated price discounts to future purchases, requiring the distributor to settle receivable balances, on a current basis, generally within 30 days, for amounts originally invoiced.  This practice has an adverse impact on the working capital of the Company's distributors.  As such, the Company has entered into agreements with certain distributors whereby it advances cash to the distributors to reduce the distributor's working capital requirements.  These advances are reconciled at least on a quarterly basis and are estimated based on the amount of ending inventory as reported by the distributor multiplied by a negotiated percentage.  Such advances have no impact on revenue recognition or the Company's consolidated statements of income.  The Company processes discounts taken by distributors against its deferred income on shipments to distributors' balance and trues-up the advanced amounts generally after the end of each completed fiscal quarter.  The terms of these advances are set forth in binding legal agreements and are unsecured, bear no interest on unsettled balances and are due upon demand.  The agreements governing these advances can be canceled by the Company at any time.

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

Recently Issued Accounting Pronouncements

In the first quarter of fiscal 2013, the Company adopted an amendment to the existing guidance on the presentation of comprehensive income. Under the amended guidance, entities have the option to present the components of net income and other comprehensive income in either a single continuous statement of comprehensive income or in two separate but consecutive statements. Entities no longer have the option of presenting the components of other comprehensive income within the statement of changes in stockholders' equity. The adoption of this amendment resulted in a change to the Company's current presentation of comprehensive income, but did not have any impact on the Company's consolidated financial statements and related disclosures.

Under the amended guidance discussed in the preceding paragraph, an entity is required to present the effect of reclassification adjustments out of accumulated other comprehensive income in both net income and other comprehensive income in the financial statements. In February 2013, an amendment was issued to this provision which deferred the effective date of the presentation requirements for reclassification adjustments of items out of accumulated other comprehensive income. This amendment is effective on a prospective basis for fiscal years, and interim periods within those years, beginning after December 15, 2012. The Company does not anticipate that the adoption of this amendment will have a material impact on the Company's consolidated financial statements and related disclosures.

2.    BUSINESS ACQUISITIONS
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

The acquisition was accounted for under the purchase method of accounting, with the Company as the acquirer, and the operating results of SMSC have been included in the Company's consolidated financial statements as of the closing date of the acquisition. Under the purchase method of accounting, the aggregate amount of consideration paid by the Company was allocated to SMSC's net tangible assets and intangible assets based on their estimated fair values as of August 2, 2012.  The excess purchase price over the value of the net tangible assets and intangible assets was recorded to goodwill. The goodwill has been allocated to the semiconductor products reporting segment.  None of the goodwill related to the SMSC acquisition is deductible for tax purposes.  The Company retained an independent third-party appraiser to assist management in its valuation; however, the purchase price allocation has not been finalized as it pertains to income taxes and various accrued liabilities. This could result in adjustments to the carrying value of income tax or accrued liability accounts as well as the residual amount allocated to goodwill. The preliminary allocation of the purchase price is based on the best estimates of management and is subject to revision based on the final valuations and estimates of useful lives.

The table below represents the preliminary allocation of the purchase price, including adjustments to the purchase price allocation from the originally reported figures at September 30, 2012, to the net assets acquired based on their estimated fair values as of August 2, 2012, as well as the associated estimated useful lives of the acquired intangible assets at that date (amounts in thousands):

Assets acquired	Previously Reported September 30, 2012	Adjustments	March 31, 2013
Cash and cash equivalents	$180,925	$—	$180,925
Accounts receivable, net	58,441	—	58,441
Inventories	89,662	(3,418)	86,244
Prepaid expenses	5,675	(58)	5,617
Deferred tax assets	13,717	2,126	15,843
Other current assets	18,290	(712)	17,578
Property, plant and equipment, net	36,669	(1,061)	35,608
Long-term investments	24,275	—	24,275
Goodwill	157,840	11,225	169,065
Intangible assets, net	7,390	2,824	10,214
Purchased intangible assets	517,800	—	517,800
Other assets	3,835	—	3,835
Total assets acquired	1,114,519	10,926	1,125,445

Liabilities assumed
Accounts payable	(28,035)	—	(28,035)
Accrued liabilities	(52,453)	(9,585)	(62,038)
Deferred income on shipments to distributors	(11,376)	—	(11,376)
Long-term income tax payable	(72,781)	—	(72,781)
Deferred tax liability	(20,194)	(885)	(21,079)
Other liabilities	(10,079)	(456)	(10,535)
Total liabilities assumed	(194,918)	(10,926)	(205,844)
Purchase price allocated	$919,601	$—	$919,601

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

Customer-related intangible assets consist of SMSC's contractual relationships and customer loyalty related to its distributor and end-customer relationships, and the fair values of the customer-related intangibles were determined based on the income approach utilizing debt-free cash flow scenarios with and without existing customer relationships. Customer relationships are being amortized in a manner consistent with the expected cash flows used in the determination of fair value. Backlog relates to the value of orders not yet shipped by SMSC at the acquisition date, and the preliminary fair values were based on the estimated profit associated with those orders. Backlog related assets are being recognized commensurate with recognition of the revenue for the orders on which the backlog intangible assets were determined.

Amortization expense associated with acquired intangible assets is not deductible for tax purposes.  Thus, approximately $10.1 million was established as a net deferred tax liability for the future amortization of the intangible assets.

The amount of SMSC net sales included in the Company's consolidated statements of income in fiscal 2013 was $234.3 million. The operations of SMSC were fully integrated into the Company's operations as of December 1, 2012 and as such, cost of sales and operating expenses were no longer segregated in the Company's consolidated statement of income as of that date.

The following unaudited pro forma consolidated results of operations for the years ended March 31, 2013 and 2012 assume the SMSC acquisition occurred as of April 1, 2011. The pro forma results of operations are presented for informational purposes only and are not indicative of the results of operations that would have been achieved if the acquisition had taken place on April 1, 2011 or of results that may occur in the future (amounts in thousands):

	Year ended March 31,
	2013	2012
Net sales	$1,742,595	$1,771,280
Net income	204,446	92,699
Basic earnings per share	$1.05	$0.48
Diluted earnings per share	$0.99	$0.45

Acquisition of Roving Networks

On April 18, 2012, the Company acquired Roving Networks, a privately-held company. Roving Networks is an innovator in low-power embedded Wi-Fi and Bluetooth solutions based in Los Gatos, California, and gaining access to these solutions was the Company's primary reason for the acquisition. The business acquisition was accounted for under the purchase method of accounting.  Total consideration paid for this business was approximately $20.6 million.  The acquisition also included contingent consideration with an estimated fair value at the date of purchase of approximately $14.7 million. During the year ended March 31, 2013, the fair value of the contingent consideration was increased to $19.1 million with the related expense of $4.4 million included in special charges. The initial purchase price of the acquisition resulted in purchased intangible assets of approximately $22.8 million and goodwill of approximately $8.7 million which was all allocated to the Company's semiconductor products segment.  Purchased intangible assets included $10.6 million of developed technology, $10.6 million of customer-related intangibles, $0.3 million of backlog and $1.3 million of in-process research and development. The purchased intangible assets (other than in-process technology and backlog) are being amortized over their expected useful lives which range between four and ten years. Backlog is being amortized over one year and in-process research and development is capitalized until such time the related projects are completed or abandoned at which time the capitalized amounts will begin to be amortized or written off.

Acquisition of Ident Technology AG

On February 9, 2012, the Company acquired Ident Technology AG, a privately-held semiconductor company that offers intellectual property and semiconductor solutions for the touch screen markets of the semiconductor and consumer electronics industries. Gaining access to the intellectual property and semiconductor solutions that Ident Technology AG offers was the Company's primary reason for the acquisition. The business acquisition was accounted for under the purchase method of accounting.  Total consideration paid for this business was approximately $39.5 million.  The initial purchase price of the acquisition resulted in purchased intangible assets of approximately $18.1 million, of which $8.2 million relates to in-process technology, and goodwill of approximately $17.4 million which was all allocated to the Company's semiconductor products segment.  Goodwill recognized in this transaction is non-deductible. The purchased intangible assets (other than goodwill and the in-process technology intangible asset) are being amortized over a period of 10 years.

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

The acquisition was accounted for under the purchase method of accounting, with the Company identified as the acquirer, and the operating results of SST have been included in the Company's consolidated financial statements as of the effective date of the acquisition. The purchase price of the acquisition resulted in purchased intangible assets of approximately $50.9 million and goodwill of approximately $25.0 million of which $19.2 million was allocated to the technology licensing reporting unit and approximately $5.8 million was allocated to the semiconductor products reporting unit. Purchased intangible assets included $32.9 million of core and developed technology, $13.1 million of customer-related intangibles, $2.3 million of acquisition-date backlog, $1.7 million of trademarks and trade names and $0.9 million of in-process research and development. The purchased intangible assets, other than acquisition-date backlog and in-process research and development, are being amortized over their expected useful lives which range between 5 to 10 years. Acquisition-date backlog was amortized over one year and in-process research and development is capitalized until such time the related projects are completed or abandoned at which time the capitalized amounts will begin to be amortized or written off.

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

3.	RECLASSIFICATION OF PRIOR PERIODS

The Company identified certain amounts of its amortization of acquired intangible assets that were incorrectly included within cost of sales. The Company had corrected this presentation in fiscal 2013, and has conformed previous periods to the current presentation. The effect on cost of sales, gross profit and gross margins was immaterial in all periods. The amounts adjusted in fiscal 2012 and fiscal 2011 are as follows:

	Year ended March 31, 2012
	As Reported	As Adjusted
Cost of sales	$590,782	$583,882
Gross profit	792,394	799,294
Gross margin	57.3%	57.8%

	Year ended March 31, 2011
	As Reported	As Adjusted
Cost of sales	$612,769	$605,954
Gross profit	874,436	881,251
Gross margin	58.8%	59.3%

Also in fiscal 2013, the Company determined it would separately present amortization of acquired intangible assets within operating expenses, rather than including amortization within selling, general and administrative expenses. The Company believes this presentation better aligns with management's internal reporting, and better reflects the ongoing costs of the Company's operations.

This reclassification does not affect the Company's operating income, income before income taxes, income tax provision or net income for any of the years presented.

4.    DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE

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

There were no discontinued operations during fiscal years 2013 or 2012.

5.    SPECIAL CHARGES

Acquisition Related Expenses

During fiscal 2013, the Company incurred special charges of $32.2 million comprised of a $4.4 million net increase in the fair value of contingent consideration related to one of its acquisitions, $16.3 million of primarily severance-related costs in addition to office closing and other costs associated with the acquisition of SMSC and legal settlement costs of approximately $11.5 million for certain legal matters related to SST (which the Company acquired in April 2010) in excess of previously accrued amounts. During fiscal 2012, special charges included a benefit of $0.7 million of special income comprised of a $1.0 million favorable adjustment to contingent consideration offset by $0.3 million of severance-related charges related to a prior year acquisition. During fiscal 2011, the Company incurred $1.9 million of severance-related and office closing costs associated with the acquisition of SST.

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

6.	INVESTMENTS

The Company's investments are intended to establish a high-quality portfolio that preserves principal, meets liquidity needs, avoids inappropriate concentrations, and delivers an appropriate yield in relationship to the Company's investment guidelines and market conditions.  The following is a summary of available-for-sale securities at March 31, 2013 (amounts in thousands):

	Available-for-sale Securities
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Government agency bonds	$558,116	$335	$(298)	$558,153
Municipal bonds	25,000	146	(8)	25,138
Auction rate securities	33,459	332	—	33,791
Corporate bonds and debt	680,144	5,137	(159)	685,122
Marketable equity securities	5,270	239	—	5,509
	$1,301,989	$6,189	$(465)	$1,307,713

The following is a summary of available-for-sale securities at March 31, 2012 (amounts in thousands):

	Available-for-sale Securities
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Government agency bonds	$342,025	$476	$(397)	$342,104
Municipal bonds	19,888	234	—	20,122
Auction rate securities	10,246	—	—	10,246
Corporate bonds and debt	770,891	4,150	(937)	774,104
Marketable equity securities	5,864	188	(788)	5,264
	$1,148,914	$5,048	$(2,122)	$1,151,840

At March 31, 2013, the Company's available-for-sale debt securities, and marketable equity securities are presented on the consolidated balance sheets as short-term investments of $1,050.3 million and long-term investments of $257.5 million.  At March 31, 2012, the Company’s available-for-sale debt securities and marketable equity securities are presented on the consolidated balance sheets as short-term investments of $823.3 million and long-term investments of $328.6 million.

At March 31, 2013, the Company evaluated its investment portfolio and noted unrealized losses of $0.5 million on its debt securities (excluding auction rate securities (ARS)) which were due to fluctuations in interest rates, credit market conditions, and/or market prices.  At March 31, 2013, the Company had no unrealized losses on its marketable equity securities. Management does not believe any of the unrealized losses represent an other-than-temporary impairment based on its evaluation of available evidence as of March 31, 2013 and the Company's intent is to hold these investments until these assets are no longer impaired, with the exception of the ARS positions that are actively being sold.  For those debt securities not scheduled to mature until after March 31, 2014, such recovery is not anticipated to occur in the next year and these investments have been classified as long-term investments.

The amortized cost and estimated fair value of the available-for-sale securities at March 31, 2013, by maturity, excluding marketable equity securities of $5.5 million and corporate debt of $6.2 million, which have no contractual maturity, are shown below (amounts in thousands).  Expected maturities can differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties, and the Company views its available-for-sale securities as available for current operations.

	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale
Due in one year or less	$350,349	$1,933	$(3)	$352,279
Due after one year and through five years	795,952	3,666	(212)	799,406
Due after five years and through ten years	115,901	116	(250)	115,767
Due after ten years	28,327	235	—	28,562
	$1,290,529	$5,950	$(465)	$1,296,014

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

During the year ended March 31, 2013, the Company had net realized gains of $0.1 million from sales of available-for-sale marketable equity securities compared to net realized gains of $0.4 million and $3.2 million, respectively, for the years ended March 31, 2012 and March 31, 2011. The Company had a net realized gain of $0.3 million from sales of available-for-sale debt securities during the year ended March 31, 2013, compared to a net realized gain of $0.4 million during the year ended March 31, 2012 and an immaterial amount of net realized gains and losses during the year ended ended March 31, 2011.

Marketable Equity Investments

The Company had investments in public companies with a fair value of $5.5 million as of March 31, 2013. Cash dividends and other distributions of earnings from the investees, if any, are included in other income at the date of record.  The Company has classified the shares owned in these companies as marketable securities.  As of March 31, 2013, the Company had an unrealized gain in other comprehensive income of $0.2 million on these marketable securities compared to a net unrealized loss of $0.6 million for the year ended March 31, 2012. The Company did not recognize an impairment charge on these investments in the year ended March 31, 2013 compared to impairment charges of $2.4 million in the year ended March 31, 2012 due to the current market price and active selling of certain shares.

Non-marketable Equity Investments

The Company has certain non-marketable equity investments in several companies with a carrying value of $7.1 million at March 31, 2013.  The investments in privately held companies are accounted for using the cost or the equity method of accounting, as appropriate.  Each period the Company evaluates whether an event or change in circumstances has occurred that may indicate an investment has been impaired.  If upon further investigation of such events the Company determines the investment has suffered a decline in value that is other than temporary, the Company writes down the investment to its estimated fair value.  The Company recognized impairment charges of $0.5 million in the year ended March 31, 2013. There were no impairment charges recognized in the years ended March 31, 2012 and March 31, 2011.  These investments are included in other assets on the consolidated balance sheet.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis at March 31, 2013 are as follows (amounts in thousands):

	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Assets
Money market fund deposits	$100,878	$—	$—	$100,878
Marketable equity securities	5,509	—	—	5,509
Corporate bonds & debt	—	678,932	6,190	685,122
Government agency bonds	—	558,153	—	558,153
Deposit accounts	—	427,456	—	427,456
Municipal bonds	—	25,138	—	25,138
Auction rate securities	—	—	33,791	33,791
Total assets measured at fair value	$106,387	$1,689,679	$39,981	$1,836,047

Liabilities
Contingent consideration	$—	$—	$19,100	$19,100
Total liabilities measured at fair value	$—	$—	$19,100	$19,100

Assets measured at fair value on a recurring basis at March 31, 2012 are as follows (amounts in thousands):

	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Assets
Money market fund deposits	$232,219	$—	$—	$232,219
Marketable equity securities	5,264	—	—	5,264
Corporate bonds & debt	—	769,479	4,625	774,104
Government agency bonds	—	342,104	—	342,104
Deposit accounts	—	403,536	—	403,536
Municipal bonds	—	20,122	—	20,122
Auction rate securities	—	—	10,246	10,246
Total assets measured at fair value	$237,483	$1,535,241	$14,871	$1,787,595

There were no transfers between Level 1 and Level 2 during fiscal 2013 or fiscal 2012.

At March 31, 2013, the Company's ARS for which recent auctions were unsuccessful are made up of securities related to the insurance industry valued at $9.8 million, securities related to the energy and telecommunications sectors valued at $5.3 million, and student loan securities valued at $18.7 million. At March 31, 2012, the Company's ARS for which recent auctions were unsuccessful were made up of bonds related to the insurance sector valued at $10.2 million.
At March 31, 2013, the majority of the ARS were valued by the Company with the assistance of a third party using a discounted cash flow model based on the characteristics of the individual securities, which the Company believes yields the best estimate of fair value. The Company estimated the fair value of its ARS, which are classified as Level 3 securities, based on the following: (i) the underlying structure of each security; (ii) the present value of future principal and interest payments discounted at rates considered to reflect current market conditions; (iii) consideration of the probabilities of default, auction failure, or repurchase at par for each period; and (iv) estimates of the recovery rates in the event of default for each security.
The significant unobservable inputs used in the fair value measurement of the insurance sector ARS were estimated discount rates, liquidity risk premium, and the liquidity horizon. The discount rate applied to these securities was 2 to 2.5% adjusted for the liquidity risk premium which ranged from 9.1% to 29.5%. The anticipated liquidity horizon ranged from 7 to 10 years.
The significant unobservable inputs used in the fair value measurement of the Company's investments in the student loan and the energy and telecommunication sector ARS include the estimated discount rates, liquidity risk premium, and the liquidity horizon. The discount rate applied to these securities ranged from 0.08% to 0.4% adjusted for the liquidity risk premium which ranges from 3.0% to 4.5%. The liquidity horizon was contemplated in the calculation of the cumulative probability of the principal being returned prior to maturity. This probability was calculated to range from 74.0% to 98.6%, with probabilities of default ranging from 1.3% to 13.7%.
A significant increase in the liquidity premium or discount rate, in isolation, would lead to a significantly lower fair value measurement. A significant increase in the liquidity horizon, in isolation, would lead to a significantly lower fair value measurement. Each quarter the Company investigates material changes in the fair value measurements of its ARS.
Level 3 liabilities include contingent consideration from the Company's Roving Networks acquisition. The Company evaluates the estimated fair value of its contingent consideration on a quarterly basis based on certain revenue and gross margin performance criteria and records fair value adjustments as necessary. The final measurement date for the contingent consideration is June 30, 2013 and the Company does not anticipate any further material fair value adjustments to the liability.

The following tables present a reconciliation for all assets and liabilities measured at fair value on a recurring basis, excluding accrued interest components, using significant unobservable inputs (Level 3) for the years ended March 31, 2013 and March 31, 2012 (amounts in thousands):

Year ended March 31, 2013	Auction Rate Securities	Corporate Debt	Contingent Consideration	Total Gains (Losses)
Balance at March 31, 2012	$10,246	$4,625	$—	$—
Total gains or losses (realized and unrealized):
Included in earnings	(412)	—	(4,400)	(4,813)
Included in other comprehensive income	332	—	—	218
Purchases, sales, issuances, and settlements, net	(650)	1,565	—	—
Acquisition-related	24,275	—	(14,700)	—
Balance at March 31, 2013	$33,791	$6,190	$(19,100)	$(4,595)

Year ended March 31, 2012	Auction Rate Securities	Corporate Debt	Total Gains
Balance at March 31, 2011	$12,475	$3,500	$—
Total gains or losses (realized and unrealized):
Included in earnings	271	—	271
Purchases, sales, issuances, and settlements, net	(2,500)	1,125	—
Balance at March 31, 2012	$10,246	$4,625	$271

Assets measured at fair value on a recurring basis are presented/classified on the consolidated balance sheets at March 31, 2013 as follows (amounts in thousands):

	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Assets
Cash and cash equivalents	$100,878	$427,456	$—	$528,334
Short-term investments	—	1,050,263	—	1,050,263
Long-term investments	5,509	211,960	39,981	257,450
Total assets measured at fair value	$106,387	$1,689,679	$39,981	$1,836,047

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

Financial Assets Not Recorded at Fair Value on a Recurring Basis

The Company's non-marketable equity and cost method investments are not recorded at fair value on a recurring basis.  These investments are monitored on a quarterly basis for impairment charges.  The investments will only be recorded at fair value when an impairment charge is recognized.  During the year ended March 31, 2013, the Company recognized impairment charges of $0.5 million on these investments. These investments are included in other assets on the consolidated balance sheet.  See further discussion of non-marketable investments in Note 6.

8.    FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount of cash equivalents approximates fair value because their maturity is less than three months.  Management believes the carrying amount of the equity and cost-method investments materially approximated fair value at March 31, 2013 based upon unobservable inputs. The fair values of these investments have been determined as level 3 fair value measurements. The fair values of the Company's line of credit are estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements and approximate carrying value. Based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities, the fair value of the Company's line of credit at March 31, 2013 approximated its book values and are considered Level 2 in the fair value hierarchy described in Note 7. The carrying amount of accounts receivable, accounts payable and accrued liabilities approximates fair value due to the short-term maturity of the amounts.  The fair value of the Company's junior subordinated convertible debentures was $1.639 billion at March 31, 2013 and $1.585 billion at March 31, 2012 based on observable market prices for these debentures, which are traded in less active markets and are therefore classified as a Level 2 fair value measurement.

9.    ACCOUNTS RECEIVABLE

Accounts receivable consists of the following (amounts in thousands):

	March 31, 2013	March 31, 2012
Trade accounts receivable	$230,469	$171,274
Other	2,250	1,529
	232,719	172,803
Less allowance for doubtful accounts	2,764	2,602
	$229,955	$170,201

10.    INVENTORIES

The components of inventories consist of the following (amounts in thousands):

	March 31, 2013	March 31, 2012
Raw materials	$9,020	$8,065
Work in process	181,750	139,045
Finished goods	51,564	70,168
	$242,334	$217,278

Inventories are valued at the lower of cost or market using the first-in, first-out method. Inventory impairment charges establish a new cost basis for inventory and charges are not subsequently reversed to income even if circumstances later suggest that increased carrying amounts are recoverable.

11.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following (amounts in thousands):

	March 31, 2013	March 31, 2012
Land	$47,102	$46,529
Building and building improvements	396,611	374,042
Machinery and equipment	1,377,814	1,314,303
Projects in process	76,158	83,676
	1,897,685	1,818,550
Less accumulated depreciation and amortization	1,383,141	1,301,939
	$514,544	$516,611

Depreciation expense attributed to property, plant and equipment was $88.3 million, $86.4 million and $92.7 million for the fiscal years ending March 31, 2013, 2012 and 2011, respectively.

12.    INTANGIBLE ASSETS AND GOODWILL

Intangible assets consist of the following (amounts in thousands):

	March 31, 2013
	Gross Amount	Accumulated Amortization	Net Amount
Developed technology	$375,006	$(69,107)	$305,899
Customer-related	194,500	(68,522)	125,978
Trademarks and trade names	15,730	(3,941)	11,789
Backlog	24,610	(17,310)	7,300
In-process technology	78,968	—	78,968
Distribution rights	5,236	(5,101)	135
Covenants not to compete	400	(333)	67
	$694,450	$(164,314)	$530,136

	March 31, 2012
	Gross Amount	Accumulated Amortization	Net Amount
Developed technology	$94,681	$(35,920)	$58,761
Customer-related	20,400	(4,633)	15,767
Trademarks and trade names	1,730	(684)	1,046
Backlog	2,410	(2,410)	—
In-process technology	14,086	—	14,086
Distribution rights	5,236	(4,660)	576
Covenants not to compete	400	(200)	200
	$138,943	$(48,507)	$90,436

The Company amortizes intangible assets over their expected useful lives, which range between 1 and 15 years.  In fiscal 2013, the Company acquired $263.8 million of developed technology which has a weighted average amortization period of 8 years, $174.1 million of customer-related intangible assets which has a weighted average amortization period of 5 years, $14 million of trademark and trade names with an amortization period of 5 years, $22.2 million of intangible assets related to backlog with an amortization period of 1 year and $81.6 million of in-process technology which will begin amortization once the technology reaches technological feasibility. The following is an expected amortization schedule for the intangible assets for fiscal 2014 through fiscal 2018, absent any future acquisitions or impairment charges (amounts in thousands):

Year ending March 31,	Projected Amortization Expense
2014	$100,673
2015	133,005
2016	88,223
2017	59,183
2018	44,902

Amortization expense attributed to intangible assets was $115.8 million, $13.0 million and $13.9 million for fiscal years 2013, 2012 and 2011, respectively.  In fiscal 2013, approximately $3.9 million was charged to cost of sales and approximately $111.9 million was charged to operating expenses.  In fiscal 2012, approximately $1.4 million was charged to cost of sales and approximately $11.6 million was charged to operating expenses.  In fiscal 2011, $0.9 million was charged to cost of sales and $13.0 million was charged to operating expenses.  The Company found no indication of impairment of its intangible assets in fiscal 2013, 2012 or 2011.

Goodwill activity for fiscal years 2013 and 2012 was as follows (amounts in thousands):

	Semiconductor Products Reporting Unit	Technology Licensing Reporting Unit
Balance at March 31, 2011	$56,818	$19,200
Additions due to contingent consideration payments	120	—
Additions due to the acquisition of Ident Technology AG	17,375	—
Balance at March 31, 2012	74,313	19,200
Additions due to the acquisition of SMSC	169,065	—
Additions due to the acquisition of Roving Networks	8,652	—
Additions due to contingent consideration payments	118	—
Balance at March 31, 2013	$252,148	$19,200

In the year ended March 31, 2012, the Company acquired Ident Technology AG. This acquisition resulted in approximately $17.4 million of goodwill which was allocated to the semiconductor products reporting unit.

In the year ended March 31, 2013, the Company acquired SMSC and Roving Networks. The SMSC acquisition resulted in approximately $169.1 million of goodwill which was allocated to the semiconductor products reporting unit. The Roving Networks acquisition resulted in approximately $8.7 million of goodwill which was allocated to the semiconductor products reporting unit.

At March 31, 2013, $252.1 million of goodwill was recorded in the Company's semiconductor products reporting unit and $19.2 million was recorded in the Company's technology licensing reporting unit. At March 31, 2013, the Company applied a qualitative goodwill impairment screen to its two reporting units, concluding it was not more likely than not that goodwill was impaired. Through March 31, 2013, the Company has never recorded an impairment charge against its goodwill balance.

13.	ACCRUED LIABILITIES

Accrued liabilities consist of the following (amounts in thousands):

	March 31, 2013	March 31, 2012
Acquisition related contingent consideration	$19,100	$—
Other accrued expenses	108,008	88,877
	$127,108	$88,877

14.	INCOME TAXES

The Company is subject to income taxes in the U.S. and numerous foreign jurisdictions.  The Company files U.S. federal, U.S. state, and foreign income tax returns.  For U.S. federal, and in general for U.S. state tax returns, the fiscal 2009 and later tax years remain open for examination by tax authorities.  For foreign tax returns, the Company is generally no longer subject to income tax examinations for years prior to fiscal 2005.

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

The Company recognizes liabilities for anticipated tax audit issues in the U.S. and other domestic and international tax jurisdictions based on its estimate of whether, and the extent to which, additional tax payments are more likely than not.  The Company believes it maintains appropriate reserves to offset potential income tax liabilities that may arise upon final resolution of matters for open tax years.  The U.S. Internal Revenue Service (IRS) is currently auditing the Company's fiscal years 2009 and 2010 tax years, as well as SMSC's 2011 and 2012 tax years.  The Company believes that it has appropriate support for the income tax positions taken and to be taken on its tax returns and that its accruals for tax liabilities are appropriate for all open years based on an assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter.  If such accrued amounts ultimately prove to be unnecessary, the resulting reversal of such reserves would result in tax benefits being recorded in the period the reserves are no longer deemed necessary.  If such assessments ultimately prove to be greater than anticipated, a future charge to expense would be recorded in the period in which the assessment is determined.  Timing of the resolution and/or closure on audits is highly uncertain; however, the Company does not believe that it is reasonably possible that the unrecognized tax benefits could significantly change within the next 12 months as the result of a tax examination closure.

The following table summarizes the activity related to the Company's gross unrecognized tax benefits from April 1, 2010 to March 31, 2013 (amounts in thousands):

	Year Ended March 31,
	2013	2012	2011
Beginning balance	$70,490	$58,125	$57,140
Increases related to acquisitions	45,624	—	36,587
Decreases related to prior year tax positions	(5,751)	(2,153)	(49,932)
Increases related to current year tax positions	42,328	11,992	13,951
Increases related to prior year tax positions	154	2,526	379
Ending balance	$152,845	$70,490	$58,125

As of March 31, 2013, the Company had accrued approximately $3.2 million related to the potential payment of interest on the Company's uncertain tax positions.  As of March 31, 2012, the Company had accrued approximately $3.1 million related to the potential payment of interest on the Company's uncertain tax positions. Interest was included in the provision for income taxes.  The Company has accrued for approximately $30.6 million and $0.9 million in penalties related to its uncertain tax positions related to its international locations as of March 31, 2013 and March 31, 2012, respectively.  Interest and penalties charged or (credited) to operations during the years ended March 31, 2013, 2012 and 2011 related to the Company's uncertain tax positions were $0.8 million, $0.9 million and $(3.6) million, respectively.

The income tax (benefit) provision from continuing operations consists of the following (amounts in thousands):

	Year Ended March 31,
	2013	2012	2011
Current (benefit) expense:
Federal	$33,856	$7,611	$294
State	2,350	544	21
Foreign	16,950	21,174	22,877
Total current	$53,156	29,329	23,192
Deferred expense (benefit):
Federal	$(16,004)	14,942	11,035
State	(1,111)	1,067	788
Foreign	(11,253)	(2,348)	(3,484)
Total deferred	(28,368)	13,661	8,339
	$24,788	$42,990	$31,531

The tax benefit associated with the Company's equity incentive plans reduced taxes currently payable by $6.3 million and $7.5 million for the years ended March 31, 2012 and 2011, respectively.  These amounts were credited to additional paid-in capital in each of these fiscal years.

The provision for income taxes differs from the amount computed by applying the statutory federal tax rate to income before income taxes.  The sources and tax effects of the differences in the total income tax (benefit) provision from continuing operations are as follows (amounts in thousands):

	Year Ended March 31,
	2013	2012	2011
Computed expected income tax provision	$53,262	$132,894	$161,244
State income taxes, net of federal benefits	(2,054)	1,280	1,746
Research and development tax credits - current year	(8,263)	(3,750)	(3,691)
Research and development tax credits - prior years	(3,347)	(5,894)	—
Foreign income taxed at lower than the federal rate	(52,317)	(93,905)	(92,166)
Increases related to current and prior year tax positions	37,507	12,365	14,330
Decreases related to prior year tax positions	—	—	(49,932)
	$24,788	$42,990	$31,531

Pretax income from foreign continuing operations was $234.3 million, $328.5 million and $390.9 million for the years ended March 31, 2013, 2012 and 2011, respectively.  Unremitted foreign earnings that are considered to be permanently invested outside the U.S., and on which no deferred taxes have been provided, amounted to approximately $1.8 billion at March 31, 2013.  The Company has the ability and intent to indefinitely reinvest the foreign earnings.  Should the Company elect in the future to repatriate a portion of the foreign earnings so invested, the Company would incur income tax expense on such repatriation, net of any available deductions and foreign tax credits.  This would result in additional income tax expense beyond the computed effective tax rate in such periods.

In January 2013, the U.S. Congress retroactively reinstated the research and development tax credit from January 1, 2012.  As a result, the Company recognized a one-time tax benefit of $8.1 million in the quarter ended March 31, 2013 related to the reinstatement of the credit for calendar year 2012.

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

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows (amounts in thousands):

	March 31,
	2013	2012
Deferred tax assets:
Deferred intercompany profit	$13,679	$14,624
Deferred income on shipments to distributors	28,776	23,646
Inventory valuation	9,148	6,245
Net operating loss carryforward	77,959	33,639
Share-based compensation	27,757	25,693
Income tax credits	112,686	103,882
Accrued expenses and other	17,241	10,770
Gross deferred tax assets	287,246	218,499
Valuation allowances	(88,637)	(78,506)
Deferred tax assets, net of valuation allowances	198,609	139,993
Deferred tax liabilities:
Property, plant and equipment, principally due to differences in depreciation	(8,515)	(7,844)
Junior convertible debentures	(486,878)	(445,826)
Other	(10,779)	(6,500)
Deferred tax liabilities	(506,172)	(460,170)
Net deferred tax liability	$(307,563)	$(320,177)

Reported as:
Current deferred tax assets	$80,687	$91,191
Non-current deferred tax liability	(388,250)	(411,368)
Net deferred tax liability	(307,563)	(320,177)

In addition to the deferred tax assets listed above, the Company has unrecorded tax benefits of $12.1 million attributable to the difference between the amount of the financial statement expense and the allowable tax deduction associated with share-based compensation. As a result of net operating loss carryforwards, the Company was not able to recognize the excess tax benefits of share-based compensation deductions because the deductions did not reduce income tax payable. Although not recognized for financial reporting purposes, this unrecorded tax benefit is available to reduce future income and is incorporated into the disclosed amounts of the Company's federal and state NOL carryforwards, discussed below. If subsequently realized, the benefit will be recorded to contributed capital.
The Company had federal, state and foreign net operating loss carryforwards with an estimated tax effect of $78.0 million available at March 31, 2013.  The state net operating loss carryforwards expire at various times between 2014 and 2033.  The Company believes that it is more likely than not that the benefit from certain foreign and state net operating loss carryforwards will not be realized.  In recognition of this risk, at March 31, 2013, the Company has provided a valuation allowance of $22.8 million.  The Company also has state tax credits with an estimated tax effect of $46.5 million available at March 31, 2013.  These state tax credits expire at various times between 2014 and 2028.  The Company believes that it is more likely than not that the full benefit from these state tax credits will not be realized, and therefore has provided a valuation allowance of $43.5 million.  The Company has U.S foreign tax credits with an estimated tax effect of $21.3 million that expire at various times between 2014 and 2023.  The Company believes it is more likely than not that the benefit from these credits will not be fully realized and has provided a valuation allowance of $21.2 million.  At March 31, 2013, the Company had credits for increasing research activity in the amount of $41.9 million that expire at various times between 2017 and 2033. In addition, the Company had $3.0 million of alternative minimum tax credits that do not expire. At March 31, 2013, the Company had alternative minimum tax net operating loss carryforwards of approximately $160.6 million that expire between 2032 and 2033.

The Company's Thailand manufacturing operations currently benefit from numerous tax holidays granted to the Company based on its investment in property, plant and equipment in Thailand.  The Company's tax holiday periods in Thailand expire at various times in the future, however, the Company actively seeks to acquire new tax holidays.  The Company does not expect the future expiration of any of its tax holiday periods in Thailand to have a material impact on its effective tax rate.  The aggregate dollar benefits derived from these tax holidays approximated $12.0 million, $6.5 million and $20.9 million for the years ended March 31, 2013, 2012 and 2011, respectively.  The benefit the tax holiday had on diluted net income per share approximated $0.06 in the year ended March 31, 2013, $0.03 for the year ended March 31, 2012 and $0.10 for the year ended March 31, 2011.

15.    2.125% JUNIOR SUBORDINATED CONVERTIBLE DEBENTURES

The Company's $1.15 billion principal amount of 2.125% junior subordinated convertible debentures due December 15, 2037, are subordinated in right of payment to any future senior debt of the Company and are effectively subordinated in right of payment to the liabilities of the Company's subsidiaries.  The debentures are convertible, subject to certain conditions, into shares of the Company's common stock at an initial conversion rate of 29.2783 shares of common stock per $1,000 principal amount of debentures, representing an initial conversion price of approximately $34.16 per share of common stock.  As of March 31, 2013, the holders of the debentures have the right to convert their debentures between April 1, 2013 and June 30, 2013 because for at least 20 trading days during the 30 consecutive trading day period ending on March 31, 2013, the Company's common stock had a last reported sale price greater than 130% of the conversion price. As of March 31, 2013, a holder could realize more economic value by selling its debentures in the over the counter market than from converting its debentures.  As a result of cash dividends paid since the issuance of the debentures, the conversion rate has been adjusted to 37.3481 shares of common stock per $1,000 of principal amount of debentures, representing a conversion price of approximately $26.78 per share of common stock.

As the debentures can be settled in cash upon conversion, for accounting purposes, the debentures were bifurcated into a liability component and an equity component, which are both initially recorded at fair value.  The carrying value of the equity component at March 31, 2013 and at March 31, 2012 was $822.4 million.  The estimated fair value of the liability component of the debentures at the issuance date was $327.6 million, resulting in a debt discount of $822.4 million.  The unamortized debt discount was $786.2 million at March 31, 2013 and $794.4 million at March 31, 2012.  The carrying value of the debentures was $363.4 million at March 31, 2013 and $355.1 million at March 31, 2012.  The remaining period over which the unamortized debt discount will be recognized as non-cash interest expense is 24.75 years.  In the years ended March 31, 2013, 2012 and 2011 the Company recognized $8.2 million, $7.5 million and $6.8 million, respectively, in non-cash interest expense related to the amortization of the debt discount.  The Company recognized $24.4 million of interest expense related to the 2.125% coupon on the debentures in each of fiscal 2013, fiscal 2012 and fiscal 2011.

16.	CREDIT FACILITY

On August 12, 2011, the Company entered into a credit agreement among the Company, the lenders from time to time that are parties thereto and JPMorgan Chase Bank, N.A., as administrative agent (the "Credit Agreement"). The Credit Agreement provides for a $750 million revolving credit facility, with a $100 million foreign currency sublimit, a $25 million letter of credit sublimit and a $15 million swingline loan sublimit, terminating on August 12, 2016 (the "Maturity Date"). The Credit Agreement also contains an increase option permitting the Company, subject to certain requirements, to arrange with existing lenders and/or new lenders for them to provide up to an aggregate of $250 million in additional commitments, which may be for revolving loans or term loans. Proceeds of loans made under the Credit Agreement may be used for working capital and general corporate purposes. No loans were made nor letters of credit issued under the Credit Agreement at closing. At March 31, 2013, $620.0 million of borrowings were outstanding under the credit agreement. The borrowings under the credit agreement were used to finance a portion of the purchase price of the SMSC acquisition which closed on August 2, 2012.

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

Interest is due and payable in arrears quarterly for loans bearing interest at the base rate and at the end of an interest period (or at each three month interval in the case of loans with interest periods greater than three months) in the case of loans bearing interest at the adjusted LIBOR rate. Interest expense on loans related to the credit agreement was approximately $7.0 million in fiscal 2013. There was no interest expense related to loans on the credit agreement in fiscal 2012 or fiscal 2011. Principal, together with all accrued and unpaid interest, is due and payable on the maturity date. The Company may prepay the loans and terminate the commitments, in whole or in part, at any time without premium or penalty, subject to certain conditions including minimum amounts in the case of commitment reductions and reimbursement of certain costs in the case of prepayments of LIBOR loans.

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

The Credit Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict the Company and its subsidiaries' ability to, among other things, incur subsidiary indebtedness, grant liens, merge or consolidate, dispose of assets, make investments, make acquisitions, enter into certain transactions with affiliates, pay dividends or make distributions, repurchase stock, enter into restrictive agreements and enter into sale and leaseback transactions, in each case subject to customary exceptions for a credit facility of this size and type. The Company is also required to maintain compliance with a consolidated leverage ratio and a consolidated interest coverage ratio. At March 31, 2013, the Company was in compliance with these covenants.

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

17.	CONTINGENCIES

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

The Company's technology license agreements generally include an indemnification clause that indemnifies the licensee against liability and damages (including legal defense costs) arising from any claims of patent, copyright, trademark or trade secret infringement by the Company's proprietary technology.  The terms of these indemnification provisions approximate the terms of the outgoing technology license agreements, which are typically perpetual unless terminated by either party for breach. The possible amount of future payments the Company could be required to make based on agreements that specify indemnification limits, if such indemnifications were required on all of these agreements, is approximately $112 million. There are some licensing agreements in place that do not specify indemnification limits.  The Company had not recorded any liabilities related to these indemnification obligations as of March 31, 2013.

Contingent liabilities in the amount of $13.0 million were recorded in connection with the SST acquisition as an adverse outcome was determined to be probable and estimable.  One of the contingent liabilities associated with the SST acquisition was resolved in fiscal 2013 with legal settlement costs of approximately $11.5 million for certain legal matters related to SST in excess of previously accrued amounts, which were expensed as special charges in the accompanying statement of income. At March 31, 2013, $5.7 million of the original contingent liabilities recorded was still outstanding.

18.    STOCK REPURCHASE ACTIVITY

On December 11, 2007, the Company announced that its Board of Directors had authorized the repurchase of up to 10.0 million shares of its common stock in the open market or in privately negotiated transactions.  As of March 31, 2013, the Company had repurchased 7.5 million shares under this authorization for $234.7 million.  There is no expiration date associated with this program.

During the years ended March 31, 2013, 2012 and 2011, the Company did not purchase any of its shares of common stock.

19.    EMPLOYEE BENEFIT PLANS

The Company maintains a contributory profit-sharing plan for its domestic employees meeting certain eligibility and service requirements.  The plan qualifies under Section 401(k) of the Internal Revenue Code of 1986, as amended, and allows employees to contribute up to 60% of their base salary, subject to maximum annual limitations prescribed by the IRS.  The Company has a discretionary matching contribution program. All matches are provided on a quarterly basis and require the participant to be an active employee at the end of each quarter.  For the fiscal year ended March 31, 2013, the Company contributions to the plan totaled $0.8 million.  For the fiscal year ended March 31, 2012, the Company contributions to the plan totaled $1.6 million. For the fiscal year ended March 31, 2011, the Company contributions to the plan totaled $2.3 million.

The Company's 2001 Employee Stock Purchase Plan (the 2001 Purchase Plan) became effective on March 1, 2002.  The Board of Directors approved the 2001 Purchase Plan in May 2001 and the stockholders approved it in August 2001.  Under the 2001 Purchase Plan, eligible employees of the Company may purchase shares of common stock at semi-annual intervals through periodic payroll deductions.  The purchase price in general will be 85% of the lower of the fair market value of the common stock on the first day of the participant's entry date into the offering period or of the fair market value on the semi-annual purchase date.  Depending upon a participant's entry date into the 2001 Purchase Plan, purchase periods under the 2001 Purchase Plan consist of overlapping periods of either 24, 18, 12 or 6 months in duration.  In May 2003 and August 2003, the Company's Board and stockholders, respectively, each approved an annual automatic increase in the number of shares reserved under the 2001 Purchase Plan.  The automatic increase took effect on January 1, 2005, and on each January 1 thereafter during the term of the plan, and is equal to the lesser of (i) 1,500,000, (ii) one half of one percent (0.5%) of the then outstanding shares of the Company's common stock, or (iii) such lesser amount as is approved by Board of Directors.  Upon the approval of the Board of Directors, there were no shares added under the 2001 Purchase Plan on January 1, 2013 based on the automatic increase provision. On January 1, 2012 an additional 960,269 shares were reserved under the 2001 Purchase Plan based on the automatic increase.  On January 1, 2011, an additional 941,530 shares were reserved under the 2001 Purchase Plan based on the automatic increase.  Since the inception of the 2001 Purchase Plan, 11,277,862 shares of common stock have been reserved for issuance and 5,090,250 shares have been issued under this purchase plan.

During fiscal 1995, a purchase plan was adopted for employees in non-U.S. locations.  Such plan provided for the purchase price per share to be 100% of the lower of the fair market value of the common stock at the beginning or end of the semi-annual purchase plan period.  Effective May 1, 2006, the Company's Board approved a purchase price per share equal to 85% of the lower of the fair market value of the common stock at the beginning or end of the semi-annual purchase plan period.  Since the inception of this purchase plan, 1,500,285 shares of common stock have been reserved for issuance and 709,422 shares have been issued under this purchase plan.

Effective January 1, 1997, the Company adopted a non-qualified deferred compensation arrangement.  This plan is unfunded and is maintained primarily for the purpose of providing deferred compensation for a select group of highly compensated employees as defined in ERISA Sections 201, 301 and 401.  There are no Company matching contributions made under this plan.

In connection with the acquisition of SMSC, the Company assumed an unfunded Supplemental Executive Retirement Plan ("SERP"), which provides former SMSC senior management with retirement, disability and death benefits. An amendment to the SERP was executed on November 3, 2009, freezing the benefit level for existing participants as of February 28, 2010 and closing the SERP to new participants. As of March 31, 2013, the projected benefit obligation is $7.0 million. Annual benefit payments and contributions under this plan are expected to be approximately $0.7 million in fiscal 2014 and approximately $4.9 million cumulatively in fiscal 2015 through fiscal 2023.

The Company has management incentive compensation plans which provide for bonus payments, based on a percentage of base salary, from an incentive pool created from operating profits of the Company, at the discretion of the Board of Directors.  During the years ended March 31, 2013, 2012 and 2011, $12.0 million, $7.8 million and $28.3 million were charged against operations for these plans, respectively.

The Company also has a plan that, at the discretion of the Board of Directors, provides a cash bonus to all employees of the Company based on the operating profits of the Company.  During the years ended March 31, 2013, 2012 and 2011, $4.3 million, $3.2 million and $16.0 million, respectively, were charged against operations for this plan.

20.    EQUITY INCENTIVE PLANS

Share-Based Compensation Expense

The following table presents the details of the Company's share-based compensation expense (amounts in thousands):

	Year Ended March 31,
	2013		2012		2011
Cost of sales	$8,234	(1)	$5,648	(1)	$6,825	(1)
Research and development	22,178		14,719		12,874
Selling, general and administrative	27,603		17,922		17,113
Pre-tax effect of share-based compensation	58,015		38,289		36,812
Income tax benefit	9,038		4,889		4,493
Net income effect of share-based compensation	$48,977		$33,400		$32,319

(1) During the year ended March 31, 2013, $5.9 million of share-based compensation expense was capitalized to inventory, and $8.2 million of previously capitalized share-based compensation expenses in inventory was sold.  During the year ended March 31, 2012, $6.6 million of share-based compensation expense was capitalized to inventory, and $5.6 million of previously capitalized share-based compensation expense in inventory was sold. During the year ended March 31, 2011, $7.1 million of share-based compensation expense was capitalized to inventory, and $6.8 million of previously capitalized share-based compensation expense in inventory was sold.

The amount of unearned share-based compensation currently estimated to be expensed in the remainder of fiscal 2014 through fiscal 2018 related to unvested share-based payment awards at March 31, 2013 is $87.5 million.  The weighted average period over which the unearned share-based compensation is expected to be recognized is approximately 2.19 years.

SMSC Acquisition-related Equity Awards

In connection with the acquisition of SMSC, the Company recognized $7.8 million in share-based compensation expense due to the accelerated vesting of outstanding equity awards upon termination of certain SMSC executive officers. Also, in connection with the acquisition of SMSC, the Company assumed certain unvested stock options, stock appreciation rights (SARs) and RSUs granted by SMSC. The assumed awards were measured at the acquisition date based on the estimated fair value, which was a total of $28.2 million. The Hull White II lattice model was used to value the assumed awards. A portion of that fair value, $6.9 million, which represented the preacquisition vested service provided by employees to SMSC, was included in the total consideration transferred as part of the acquisition. As of the acquisition date, the remaining portion of the fair value of those awards was $21.3 million, representing post-acquisition stock-based compensation expense that would be recognized as these employees provide service over the remaining vesting periods.

Combined Incentive Plan Information

RSU share activity under the 2004 Plan is set forth below:

Number of Shares
Nonvested shares at March 31, 2010	4,637,948
Granted	1,766,257
Forfeited/expired	(171,967)
Vested	(990,932)
Nonvested shares at March 31, 2011	5,241,306
Granted	1,627,191
Forfeited/expired	(184,926)
Vested	(1,191,351)
Nonvested shares at March 31, 2012	5,492,220
Granted	1,976,583
Assumed upon acquisition	523,043
Forfeited/expired	(370,196)
Vested	(1,611,819)
Nonvested shares at March 31, 2013	6,009,831

The total intrinsic value of RSUs which vested during the years ended March 31, 2013, 2012 and 2011 was $54.4 million, $43.7 million and $32.6 million, respectively.  The aggregate intrinsic value of RSUs outstanding at March 31, 2013 was $221.0 million, calculated based on the closing price of the Company's common stock of $36.77 per share on March 31, 2013.  At March 31, 2013, the weighted average remaining expense recognition period was 2.26 years.

The weighted average fair value per share of the RSUs awarded is calculated based on the fair market value of the Company's common stock on the respective grant dates discounted for the Company's expected dividend yield.  The weighted average fair value per share of RSUs awarded in the years ended March 31, 2013, 2012 and 2011 was $29.92, $30.48 and $26.05, respectively.

Stock option and SAR activity under the Company's stock incentive plans in the three years ended March 31, 2013 is set forth below:

	Number of Shares	Weighted Average Exercise Price per Share
Outstanding at March 31, 2010	8,459,779	$24.52
Granted	—	—
Exercised	(2,885,365)	23.09
Canceled	(77,490)	29.39
Outstanding at March 31, 2011	5,496,924	25.21
Granted	—	—
Exercised	(2,129,260)	25.53
Canceled	(6,667)	25.05
Outstanding at March 31, 2012	3,360,997	25.00
Granted	—	—
Assumed upon acquisition	827,707	19.32
Exercised	(1,638,548)	22.19
Canceled	(280,353)	19.90
Outstanding at March 31, 2013	2,269,803	$25.58

The total intrinsic value of options and SARs exercised during the years ended March 31, 2013, 2012 and 2011 was $19.0 million, $26.7 million and $29.8 million, respectively.  This intrinsic value represents the difference between the fair market value of the Company's common stock on the date of exercise and the exercise price of each equity award.

The aggregate intrinsic value of options and SARs outstanding at March 31, 2013 was $25.4 million.  The aggregate intrinsic value of options and SARS exercisable at March 31, 2013 was $19.2 million. The aggregate intrinsic values were calculated based on the closing price of the Company's common stock of $36.77 per share on March 31, 2013.

As of March 31, 2013 and 2012, the number of option and SARs shares exercisable was 1,922,644 and 3,360,997, respectively, and the weighted average exercise price per share was $26.77 and $25.00, respectively.

21.    COMMITMENTS

The Company leases office space, transportation and other equipment under operating leases which expire at various dates through March 31, 2021.  The future minimum lease commitments under these operating leases at March 31, 2013 were as follows (amounts in thousands):

Year Ending March 31,	Amount
2014	$13,323
2015	11,510
2016	10,171
2017	8,910
2018	7,577
Thereafter	18,692
Total minimum payments	$70,183

Rental expense under operating leases totaled $20.3 million, $15.1 million and $13.0 million for fiscal years 2013, 2012 and 2011, respectively.

Commitments for construction or purchase of property, plant and equipment totaled $28.0 million as of March 31, 2013, all of which will be due within the next year. Other purchase obligations and commitments totaled approximately $57.7 million as of March 31, 2013. Other purchase obligations and commitments include payments due under various types of licenses and approximately $55.3 million of outstanding purchase commitments with the Company's wafer foundries for delivery in fiscal 2014.

22.	GEOGRAPHIC AND SEGMENT INFORMATION

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

The following table represents revenues and gross profit for each segment (amounts in thousands):

	Years ended March 31,
	2013		2012		2011
	Net Sales	Gross Profit	Net Sales	Gross Profit	Net Sales	Gross Profit
Semiconductor products	$1,497,820	$754,656	$1,296,175	$712,798	$1,415,137	$809,183
Technology licensing	83,803	83,803	87,001	86,496	72,068	72,068
	$1,581,623	$838,459	$1,383,176	$799,294	$1,487,205	$881,251

The Company sells its products to distributors and original equipment manufacturers (OEMs) in a broad range of market segments, performs on-going credit evaluations of its customers and, as deemed necessary, may require collateral, primarily letters of credit.  The Company's operations outside the U.S. consist of product assembly and final test facilities in Thailand, and sales and support centers and design centers in certain foreign countries.  Domestic operations are responsible for the design, development and wafer fabrication of products, as well as the coordination of production planning and shipping to meet worldwide customer commitments.  The Company's Thailand assembly and test facility is reimbursed in relation to value added with respect to assembly and test operations and other functions performed, and certain foreign sales offices receive compensation for sales within their territory.  Accordingly, for financial statement purposes, it is not meaningful to segregate sales or operating profits for the assembly and test and foreign sales office operations.  Identifiable long-lived assets (consisting of property, plant and equipment) by geographic area are as follows (amounts in thousands):

	March 31,
	2013	2012
United States	$325,326	$314,339
Thailand	171,100	186,098
Various other countries	18,118	16,174
Total long-lived assets	$514,544	$516,611

Sales to unaffiliated customers located outside the U.S., primarily in Asia and Europe, aggregated approximately 83%, 82% and 80% of consolidated net sales for the years ended March 31, 2013, 2012 and 2011, respectively.  Sales to customers in Europe represented 22%, 23% and 23% of consolidated net sales for the years ended March 31, 2013, 2012 and 2011, respectively.  Sales to customers in Asia represented 58%, 56% and 57% of consolidated net sales for each of the years ended March 31, 2013, 2012 and 2011, respectively.  Within Asia, sales into China, including Hong Kong, represented 27%, 24% and 25% of consolidated net sales for the years ended March 31, 2013, 2012 and 2011, respectively.  Sales into Taiwan represented 13%, 15% and 13% of consolidated net sales for the years ended March 31, 2013, 2012 and 2011, respectively.  Sales into any other individual foreign country did not exceed 10% of the Company's net sales for any of the years presented.

No single end customer accounted for 10% or more of the Company's net sales during the years ended March 31, 2013, 2012 and 2011. The Company's largest distributor, Future Electronics, accounted for approximately 10% of its net sales in each of fiscal 2012 and 2011. These net sales are reported in the semiconductor products segment. No distributor accounted for 10% or more of the Company's net sales in fiscal 2013.

23.	DERIVATIVE INSTRUMENTS

The Company has international operations and is thus subject to foreign currency rate fluctuations.  To manage the risk of changes in foreign currency rates, the Company periodically enters into derivative contracts comprised of foreign currency forward contracts to hedge its asset and liability foreign currency exposure and a portion of its foreign currency operating expenses.  Approximately 99% of the Company's sales are U.S. Dollar denominated.  To date, the exposure related to foreign exchange rate volatility has not been material to the Company's operating results.  As of March 31, 2013, the Company had a foreign currency forward contract outstanding with a notional amount of $6.0 million to economically hedge certain balance sheet exposures related to the Japanese yen. The fair value of this contract was immaterial as of March 31, 2013. The Company had no foreign currency forward contracts outstanding as of March 31, 2012.  The Company recognized an immaterial amount of net realized gains and losses on foreign currency forward contracts in the years ended March 31, 2013, 2012 and 2011. Gains and losses from changes in the fair value of these foreign currency forward contracts are credited or charged to Other Income (Expense). The Company does not apply hedge accounting to its foreign currency derivative instruments.

24.	NET INCOME PER COMMON SHARE

The following table sets forth the computation of basic and diluted net income per common share from continuing operations (in thousands, except per share amounts):

	Year ended March 31,
	2013	2012	2011
Net income from continuing operations	$127,389	$336,705	$429,167
Weighted average common shares outstanding	194,595	191,283	187,066
Dilutive effect of stock options and RSUs	3,650	4,207	4,463
Dilutive effect of convertible debt	7,531	8,029	3,186
Weighted average common and potential common shares outstanding	205,776	203,519	194,715
Basic net income per common share – continuing operations	$0.65	$1.76	$2.29
Diluted net income per common share – continuing operations	$0.62	$1.65	$2.20

Diluted net income per common share for continuing operations for the years ended March 31, 2013, 2012, and 2011 includes 7,531,111, 8,029,255 and 3,185,591 shares, respectively, issuable upon the exchange of debentures (see Note 15).  The debentures have no impact on diluted net income per common share unless the average price of the Company's common stock exceeds the conversion price because the principal amount of the debentures will be settled in cash upon conversion.  Prior to conversion, the Company will include, in the diluted net income per common share calculation, the effect of the additional shares that may be issued when the Company's common stock price exceeds the conversion price using the treasury stock method.  The weighted average conversion price per share used in calculating the dilutive effect of the convertible debt for years ended March 31, 2013, 2012 and 2011 was $27.36, $28.50 and $29.61, respectively.

Diluted net loss per common share from discontinued operations for the year ended March 31, 2011 was $(0.05). There was no diluted net income or loss from discontinued operations for the years ended March 31, 2013 or 2012.

Weighted average common shares exclude the effect of option shares which are not dilutive.  For the years ended March 31, 2013, 2012 and 2011, the number of option shares that were antidilutive were 98,068, 53,374 and 132,084, respectively.

25.	QUARTERLY RESULTS (UNAUDITED)

The following table presents the Company's selected unaudited quarterly operating results for the eight quarters ended March 31, 2013.  The Company believes that all adjustments of a normal recurring nature have been made to present fairly the related quarterly results (in thousands, except per share amounts):

Fiscal 2013	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Net sales	$352,134	$383,298	$416,047	$430,144	$1,581,623
Gross profit	204,797	194,195	200,428	239,039	838,459
Operating income	96,333	8,094	17,413	56,713	178,553
Net income	78,710	(21,184)	10,173	59,690	127,389
Diluted net income per common share	0.39	(0.10)	0.05	0.28	0.62

Fiscal 2012	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Net sales	$374,507	$340,602	$329,156	$338,911	$1,383,176
Gross profit	221,457	196,703	185,488	195,646	799,294
Operating income	116,860	97,620	88,127	93,909	396,516
Net income	99,293	79,287	77,489	80,636	336,705
Diluted net income per common share	0.49	0.40	0.38	0.39	1.65

Refer to Note 5, Special Charges, for an explanation of the special charges included in operating income in fiscal 2013 and fiscal 2012.

As further discussed in Note 3, the Company identified certain amounts of its amortization of acquired intangible assets that were incorrectly included within cost of sales. The Company corrected this presentation in the second quarter of fiscal 2013, and has conformed previous periods to the current presentation. The adjustments to the quarterly gross profit results originally reported are as follows (in thousands):

	Originally Reported	Adjustments	Revised
Fiscal 2013
First Quarter	$203,079	$1,718	$204,797

Fiscal 2012
First Quarter	$219,748	$1,709	$221,457
Second Quarter	194,994	1,709	196,703
Third Quarter	183,779	1,709	185,488
Fourth Quarter	193,873	1,773	195,646
Fiscal 2012 Total	$792,394	$6,900	$799,294

26.    SUPPLEMENTAL FINANCIAL INFORMATION

Cash paid for income taxes amounted to $21.4 million, $20.1 million and $17.0 million during the years ended March 31, 2013, 2012 and 2011, respectively.  Cash paid for interest on borrowings amounted to $28.8 million in fiscal 2013 and $24.4 million in each of fiscal 2012 and 2011.

A summary of additions and deductions related to the allowance for doubtful accounts for the years ended March 31, 2013, 2012 and 2011 follows (amounts in thousands):

	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions (1)	Balance at End of Year
Allowance for doubtful accounts:
2013	$2,602	$516	$(354)	$2,764
2012	2,838	7	(243)	2,602
2011	3,109	31	(302)	2,838
(1) Deductions represent uncollectible accounts written off, net of recoveries.

27.    DIVIDENDS

On October 28, 2002, the Company announced that its Board of Directors had approved and instituted a quarterly cash dividend on its common stock. The Company has continued to pay quarterly dividends and has increased the amount of such dividends on a regular basis. Cash dividends paid per share were $1.406, $1.390 and $1.374 during the years ended March 31, 2013, 2012 and 2011, respectively. Total dividend payments amounted to $273.8 million , $266.2 million and $256.8 million during the years ended March 31, 2013, 2012 and 2011, respectively.