Form 10-Q
period 2013-09-30
MICROCHIP TECHNOLOGY INC
filed 2013-11-08
CIK 827054

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013.
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  (Check One)
Yes    ☐ No   ☒
Shares Outstanding of Registrant's Common Stock

Class	Outstanding at October 31, 2013
Common Stock, $0.001 par value	198,368,386 shares

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES

Item1.	Financial Statements

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(unaudited)

ASSETS
	September 30, 2013	March 31, 2013
Cash and cash equivalents	$344,202	$528,334
Short-term investments	807,709	1,050,263
Accounts receivable, net	230,493	229,955
Inventories	275,124	242,334
Prepaid expenses	34,318	37,439
Deferred tax assets	70,383	80,687
Other current assets	58,677	67,358
Total current assets	1,820,906	2,236,370
Property, plant and equipment, net	518,191	514,544
Long-term investments	829,656	257,450
Goodwill	268,570	271,348
Intangible assets, net	480,679	530,136
Other assets	47,149	41,557
Total assets	$3,965,151	$3,851,405
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$77,768	$75,551
Accrued liabilities	101,701	127,108
Short-term borrowings	8,375	—
Deferred income on shipments to distributors	151,049	138,952
Total current liabilities	338,893	341,611
Junior convertible debentures	367,533	363,385
Long-term line of credit	290,000	620,000
Long-term borrowings, net	340,379	—
Long-term income tax payable	192,007	182,723
Deferred tax liability	379,761	388,250
Other long-term liabilities	38,039	21,966
Stockholders' equity:
Preferred stock, $0.001 par value; authorized 5,000,000 shares; no shares issued or outstanding	—	—
Common stock, $0.001 par value; authorized 450,000,000 shares; 218,789,994 shares issued and 198,362,359 shares outstanding at September 30, 2013; 218,789,994 shares issued and 196,472,856 shares outstanding at March 31, 2013	198	196
Additional paid-in capital	1,255,419	1,255,627
Common stock held in treasury: 20,427,635 shares at September 30, 2013; 22,317,138 shares at March 31, 2013	(626,102)	(682,220)
Accumulated other comprehensive (loss) income	(2,525)	6,935
Retained earnings	1,391,549	1,352,932
Total stockholders' equity	2,018,539	1,933,470
Total liabilities and stockholders' equity	$3,965,151	$3,851,405

See accompanying notes to condensed consolidated financial statements

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net sales	$492,669	$383,298	$955,461	$735,432
Cost of sales (1)	203,806	189,103	400,024	336,440
Gross profit	288,863	194,195	555,437	398,992
Operating expenses:
Research and development (1)	78,254	64,082	151,339	112,908
Selling, general and administrative (1)	69,368	71,767	135,078	127,359
Amortization of acquired intangible assets	23,744	27,858	51,421	31,904
Special (income) charges	(11)	22,394	1,690	22,394
	171,355	186,101	339,528	294,565

Operating income	117,508	8,094	215,909	104,427
Losses on equity method investments	(101)	(32)	(361)	(153)
Other income (expense):
Interest income	4,010	3,744	7,935	8,076
Interest expense	(12,354)	(10,758)	(24,210)	(19,906)
Other income, net	2,143	1,071	2,269	539
Income before income taxes	111,206	2,119	201,542	92,983
Income tax provision	11,400	23,303	23,157	35,457
Net income (loss)	$99,806	$(21,184)	$178,385	$57,526
Basic net income (loss) per common share	$0.50	$(0.11)	$0.90	$0.30
Diluted net income (loss) per common share	$0.46	$(0.11)	$0.83	$0.28
Dividends declared per common share	$0.3540	$0.3510	$0.7075	$0.7010
Basic common shares outstanding	197,825	194,060	197,388	193,756
Diluted common shares outstanding	216,475	194,060	214,371	204,627
(1) Includes share-based compensation expense as follows:
Cost of sales	$1,864	$2,614	$3,833	$3,924
Research and development	6,931	6,358	12,621	10,390
Selling, general and administrative	6,205	11,581	11,202	16,225

See accompanying notes to condensed consolidated financial statements

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net income (loss)	$99,806	$(21,184)	$178,385	$57,526
Components of other comprehensive income (loss):
Available-for-sale securities:
Unrealized holding gain (losses), net of tax effect of ($11), ($61), $497 and $36, respectively	1,928	2,615	(8,070)	2,618
Reclassification of realized transactions, net of tax effect of $776, $0, $776 and $51, respectively	(1,340)	(29)	(1,390)	(170)
Change in net foreign currency translation adjustment	—	1,140	—	1,140
Other comprehensive income (loss), net of taxes	588	3,726	(9,460)	3,588
Total comprehensive income (loss)	$100,394	$(17,458)	$168,925	$61,114

See accompanying notes to condensed consolidated financial statements

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	September 30,
	2013	2012
Cash flows from operating activities:
Net income	$178,385	$57,526
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	98,462	76,456
Deferred income taxes	11,872	(9,425)
Share-based compensation expense related to equity incentive plans	27,656	24,593
Excess tax benefit from share-based compensation	—	(112)
Convertible debt derivatives - revaluation and amortization	(248)	589
Amortization of debt discount on convertible debentures	4,396	4,017
Amortization of debt issuance costs	872	109
Losses on equity method investments	361	153
Gain on sale of assets	—	(16)
Impairment of intangible assets	350	—
Unrealized impairment loss on available-for-sale investments	—	334
Special income, net	(237)	—
Changes in operating assets and liabilities:
Increase in accounts receivable	(693)	(116)
(Increase) decrease in inventories	(32,103)	22,334
Increase in deferred income on shipments to distributors	12,097	3,037
Decrease in accounts payable and accrued liabilities	(2,006)	(27,670)
Change in other assets and liabilities	20,191	40,462
Net cash provided by operating activities	319,355	192,271
Cash flows from investing activities:
Purchases of available-for-sale investments	(710,197)	(443,106)
Sales and maturities of available-for-sale investments	370,806	350,593
Acquisition of SMSC, net of cash acquired	—	(731,746)
Other business acquisitions, net of cash acquired	(2,174)	(20,556)
Investments in other assets	(2,951)	(2,204)
Proceeds from sale of assets	16,200	66
Capital expenditures	(55,206)	(26,212)
Net cash used in investing activities	(383,522)	(873,165)
Cash flows from financing activities:
Repayments of revolving loan under previous credit facility	(650,000)	(80,000)
Repayments of revolving loan under new credit facility	(70,000)	—
Proceeds from borrowings on revolving loan under previous credit facility	30,000	680,000
Proceeds from borrowings on revolving loan under new credit facility	360,000	—
Proceeds from issuance of long-term borrowings	350,000	—
Deferred financing costs	(7,515)	—
Payment of cash dividends	(139,768)	(135,895)
Proceeds from sale of common stock	22,196	16,318
Contingent consideration payment	(14,700)	—
Capital lease payments	(178)	—
Excess tax benefit from share-based compensation	—	112
Net cash (used in) provided by financing activities	(119,965)	480,535
Effect of foreign exchange rate changes on cash and cash equivalents	—	1,339
Net decrease in cash and cash equivalents	(184,132)	(199,020)
Cash and cash equivalents at beginning of period	528,334	635,755
Cash and cash equivalents at end of period	$344,202	$436,735
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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC).  The information furnished herein reflects all adjustments which are, in the opinion of management, of a normal recurring nature and necessary for a fair statement of the results for the interim periods reported. Certain information and footnote disclosures normally included in audited consolidated financial statements have been condensed or omitted pursuant to such SEC rules and regulations.  It is suggested that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2013.  The results of operations for the six months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2014 or for any other period.

(2)	Business Acquisitions
Acquisition of SMSC
On August 2, 2012, the Company acquired SMSC, a publicly traded company based in Hauppauge, New York. The acquisition was accounted for under the acquisition method of accounting. The Company retained an independent third-party appraiser to assist management in its valuation. The table below represents the allocation of the purchase price, including adjustments to the purchase price allocation from the previously reported figures at March 31, 2013, to the net assets acquired based on their estimated fair values as of August 2, 2012. The purchase price was finalized as of August 2, 2013. All adjustments shown in the table below were recorded during the three months ended June 30, 2013 (amounts in thousands):

Assets acquired	Previously Reported March 31, 2013	Adjustments	September 30, 2013
Cash and cash equivalents	$180,925	$—	$180,925
Accounts receivable, net	58,441	—	58,441
Inventories	86,244	—	86,244
Prepaid expenses	5,617	—	5,617
Deferred tax assets	15,843	—	15,843
Other current assets	17,578	—	17,578
Property, plant and equipment, net	35,608	—	35,608
Long-term investments	24,275	—	24,275
Goodwill	169,065	(3,473)	165,592
Intangible assets, net	10,214	—	10,214
Purchased intangible assets	517,800	—	517,800
Other assets	3,835	—	3,835
Total assets acquired	1,125,445	(3,473)	1,121,972

Liabilities assumed
Accounts payable	(28,035)	—	(28,035)
Accrued liabilities	(62,038)	(209)	(62,247)
Deferred income on shipments to distributors	(11,376)	—	(11,376)
Long-term income tax payable	(72,781)	—	(72,781)
Deferred tax liability	(21,079)	4,397	(16,682)
Other liabilities	(10,535)	(715)	(11,250)
Total liabilities assumed	(205,844)	3,473	(202,371)
Purchase price allocated	$919,601	$—	$919,601

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

(4)	Special (Income) Charges

During the three months ended September 30, 2013, the Company incurred special charges of $0.8 million for an additional liability related to the acquisition of Roving Networks and $0.4 million of severance-related, office closing, and other costs associated with the acquisition of SMSC which were offset by $1.1 million of special income related to the release of an accrued bonus for a milestone that was not met for a business that SMSC had acquired prior to the Company's acquisition of SMSC. During the six months ended September 30, 2013, the Company incurred special charges of $1.4 million due to the increase in the fair value of contingent consideration related to one of its acquisitions, $0.8 million for an additional liability related to the acquisition of Roving Networks and $0.7 million of severance-related, office closing, and other costs associated with the acquisition of SMSC which were offset by $1.1 million of special income related to the release of an accrued bonus for a milestone that was not met for a business that SMSC had acquired prior to the Company's acquisition of SMSC.

During the three and six months ended September 30, 2012, the Company incurred approximately $10.9 million of severance related, office closing, and other costs associated with the acquisition of SMSC. Also, during the three and six months ended September 30, 2012, the Company incurred legal settlement costs of approximately $11.5 million for certain legal matters related to Silicon Storage Technology, Inc. (which the Company acquired in April 2010) in excess of previously accrued amounts.

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

The following table represents net sales and gross profit for each segment for the three and six months ended September 30, 2013 (amounts in thousands):

	Three Months Ended		Six Months Ended
	September 30, 2013		September 30, 2013
	Net Sales	Gross Profit	Net Sales	Gross Profit
Semiconductor products	$467,843	$264,037	$908,117	$508,093
Technology licensing	24,826	24,826	47,344	47,344
	$492,669	$288,863	$955,461	$555,437

The following table represents net sales and gross profit for each segment for the three and six months ended September 30, 2012 (amounts in thousands):

	Three Months Ended		Six Months Ended
	September 30, 2012		September 30, 2012
	Net Sales	Gross Profit	Net Sales	Gross Profit
Semiconductor products	$363,177	$174,074	$695,029	$358,589
Technology licensing	20,121	20,121	40,403	40,403
	$383,298	$194,195	$735,432	$398,992

(6)	Investments

The Company's investments are intended to establish a high-quality portfolio that preserves principal, meets liquidity needs, avoids inappropriate concentrations, and delivers an appropriate yield in relationship to the Company's investment guidelines and market conditions.  The following is a summary of available-for-sale securities at September 30, 2013 (amounts in thousands):

	Available-for-sale Securities
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Government agency bonds	$781,230	$269	$(5,467)	$776,032
Municipal bonds	54,286	60	(575)	53,771
Auction rate securities	9,829	—	—	9,829
Corporate bonds and debt	796,035	2,902	(1,204)	797,733
	$1,641,380	$3,231	$(7,246)	$1,637,365

The following is a summary of available-for-sale and marketable equity securities at March 31, 2013 (amounts in thousands):

	Available-for-sale Securities
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Government agency bonds	$558,116	$335	$(298)	$558,153
Municipal bonds	25,000	146	(8)	25,138
Auction rate securities	33,459	332	—	33,791
Corporate bonds and debt	680,144	5,137	(159)	685,122
Marketable equity securities	5,270	239	—	5,509
	$1,301,989	$6,189	$(465)	$1,307,713

At September 30, 2013, the Company's available-for-sale debt securities are presented on the condensed consolidated balance sheets as short-term investments of $807.7 million and long-term investments of $829.7 million.  At March 31, 2013, the Company’s available-for-sale debt securities and marketable equity securities are presented on the condensed consolidated balance sheets as short-term investments of $1,050.3 million and long-term investments of $257.5 million.

At September 30, 2013, the Company evaluated its investment portfolio and noted unrealized losses of $7.2 million on its debt securities which were due primarily to higher interest rates and resulting declines in market prices.  Management does not believe any of the unrealized losses represent an other-than-temporary impairment based on its evaluation of available evidence as of September 30, 2013 and the Company's intent is to hold these investments until these assets are no longer impaired, except for certain auction rate securities (ARS).  For those debt securities not scheduled to mature until after September 30, 2014, such recovery is not anticipated to occur in the next year and these investments have been classified as long-term investments.

The amortized cost and estimated fair value of the available-for-sale securities at September 30, 2013, by contractual maturity, excluding corporate debt of $6.2 million, which have no contractual maturity, are shown below (amounts in thousands).  Expected maturities can differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties, and the Company views its available-for-sale securities as available for current operations.

	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale
Due in one year or less	$234,539	$1,133	$(7)	$235,665
Due after one year and through five years	1,280,074	2,098	(2,973)	1,279,199
Due after five years and through ten years	110,748	—	(4,266)	106,482
Due after ten years	9,829	—	—	9,829
	$1,635,190	$3,231	$(7,246)	$1,631,175

The Company had a realized gain of $1.0 million from the sale of available-for-sale marketable equity securities during the three and six-month periods ended September 30, 2013. The Company had net realized gains of $1.1 million and $1.2 million from the sale of available-for-sale debt securities during the three and six-month periods ended September 30, 2013, respectively. The Company had no material realized gains or losses from the sale of available-for-sale marketable equity securities or debt securities during the three or six-month periods ended September 30, 2012.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis at September 30, 2013 are as follows (amounts in thousands):

	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Assets
Money market mutual funds	$49,949	$—	$—	$49,949
Corporate bonds and debt	—	791,543	6,190	797,733
Government agency bonds	—	776,032	—	776,032
Deposit accounts	—	294,253	—	294,253
Municipal bonds	—	53,771	—	53,771
Auction rate securities	—	—	9,829	9,829
Total assets measured at fair value	$49,949	$1,915,599	$16,019	$1,981,567

Liabilities
Contingent consideration	$—	$—	$1,022	$1,022
Total liabilities measured at fair value	$—	$—	$1,022	$1,022

Assets measured at fair value on a recurring basis at March 31, 2013 are as follows (amounts in thousands):

	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Assets
Money market fund deposits	$100,878	$—	$—	$100,878
Marketable equity securities	5,509	—	—	5,509
Corporate bonds and debt	—	678,932	6,190	685,122
Government agency bonds	—	558,153	—	558,153
Deposit accounts	—	427,456	—	427,456
Municipal bonds	—	25,138	—	25,138
Auction rate securities	—	—	33,791	33,791
Total assets measured at fair value	$106,387	$1,689,679	$39,981	$1,836,047

Liabilities
Contingent consideration	$—	$—	$19,100	$19,100
Total liabilities measured at fair value	$—	$—	$19,100	$19,100

There were no transfers between Level 1 and Level 2 during the three and six-month periods ended September 30, 2013 or the year ended March 31, 2013.

At September 30, 2013, the Company's ARS for which recent auctions were unsuccessful are made up of securities related to the insurance industry valued at $9.8 million. At March 31, 2013, the Company's ARS for which recent auctions were unsuccessful were made up of bonds related to the insurance sector valued at $9.8 million, securities related to the energy and telecommunications sectors valued at $5.3 million, and student loan securities valued at $18.7 million.
The Company estimated the fair value of its ARS, which are classified as Level 3 securities, based on the following: (i) the underlying structure of each security; (ii) the present value of future principal and interest payments discounted at rates considered to reflect current market conditions; (iii) consideration of the probabilities of default, auction failure, or repurchase at par for each period; and (iv) estimates of the recovery rates in the event of default for each security. The significant unobservable inputs used in the fair value measurement of the insurance sector ARS were estimated risk free discount rates, liquidity risk premium, and the liquidity horizon. The risk free discount rate applied to these securities was 2% to 2.5% adjusted for the liquidity risk premium which ranged from 9.1% to 29.5%. The anticipated liquidity horizon ranged from 7 to 10 years. A significant increase in the liquidity premium or discount rate, in isolation, would lead to a significantly lower fair value measurement. A significant increase in the liquidity horizon, in isolation, would lead to a significantly lower fair value measurement. Each quarter the Company investigates material changes in the fair value measurements of its ARS.
Level 3 liabilities include contingent consideration from the Company's Roving Networks acquisition, of which the majority was paid in the three months ended September 30, 2013. The Company evaluates the estimated fair value of its contingent consideration on a quarterly basis based on certain revenue and gross margin performance criteria and records fair value adjustments as necessary. The final measurement date for the contingent consideration was June 30, 2013 and there will be no further adjustments to such liability.

The following tables present a reconciliation for all assets and liabilities measured at fair value on a recurring basis, excluding accrued interest components, using significant unobservable inputs (Level 3) for the six months ended September 30, 2013, and the year ended March 31, 2013 (amounts in thousands):

Six months ended September 30, 2013	Auction Rate Securities	Corporate Debt	Contingent Consideration	Total Gains (Losses)
Balance at March 31, 2013	$33,791	$6,190	$(19,100)	$—
Total gains or losses (realized and unrealized):
Included in earnings	1,105	—	(1,392)	(287)
Included in other comprehensive income	(332)	—	—	(332)
Purchases, sales, issuances, and settlements, net	(24,735)	—	19,470	—
Balance at September 30, 2013	$9,829	$6,190	$(1,022)	$(619)

Year ended March 31, 2013	Auction Rate Securities	Corporate Debt	Contingent Consideration	Total Gains (Losses)
Balance at March 31, 2012	$10,246	$4,625	$—	$—
Total gains or losses (realized and unrealized):
Included in earnings	(412)	—	(4,400)	$(4,813)
Included in other comprehensive income	332	—	—	332
Purchases, sales, issuances, and settlements, net	(650)	1,565	—	—
Acquisition-related	24,275	—	(14,700)	—
Balance at March 31, 2013	$33,791	$6,190	$(19,100)	$(4,481)

Assets measured at fair value on a recurring basis are presented/classified on the condensed consolidated balance sheets at September 30, 2013 as follows (amounts in thousands):

	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Assets
Cash and cash equivalents	$49,949	$294,253	$—	$344,202
Short-term investments	—	807,709	—	807,709
Long-term investments	—	813,637	16,019	829,656
Total assets measured at fair value	$49,949	$1,915,599	$16,019	$1,981,567

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

Financial Assets Not Recorded at Fair Value on a Recurring Basis

The Company's non-marketable equity and cost method investments are not recorded at fair value on a recurring basis.  These investments are monitored on a quarterly basis for impairment charges.  The investments will only be recorded at fair value when an impairment charge is recognized.  There were no impairment charges recognized on these investments in the three and six months ended September 30, 2013 and September 30, 2012. These investments are included in other assets on the condensed consolidated balance sheet.

(8)	Fair Value of Financial Instruments

The carrying amount of cash equivalents approximates fair value because their maturity is less than three months.  Management believes the carrying amount of the equity and cost-method investments materially approximated fair value at September 30, 2013 based upon unobservable inputs. The fair values of these investments have been determined as Level 3 fair value measurements. The fair values of the Company's line of credit, short-term and long-term borrowings are estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements and approximate carrying value. Based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities, the fair value of the Company's line of credit and long-term borrowings at September 30, 2013 approximated book value and are considered Level 2 in the fair value hierarchy described in Note 7. The carrying amount of accounts receivable, accounts payable and accrued liabilities approximates fair value due to the short-term maturity of the amounts.  The fair value of the Company's junior subordinated convertible debentures was $1.804 billion at September 30, 2013 and $1.639 billion at March 31, 2013 based on observable market prices for these debentures, which are traded in less active markets and are therefore classified as a Level 2 fair value measurement.

(9)	Accounts Receivable

Accounts receivable consists of the following (amounts in thousands):

	September 30, 2013	March 31, 2013
Trade accounts receivable	$231,208	$230,469
Other	1,994	2,250
	233,202	232,719
Less allowance for doubtful accounts	2,709	2,764
	$230,493	$229,955

(10)	Inventories

The components of inventories consist of the following (amounts in thousands):

	September 30, 2013	March 31, 2013
Raw materials	$8,690	$9,020
Work in process	211,917	181,750
Finished goods	54,517	51,564
	$275,124	$242,334

Inventories are valued at the lower of cost or market using the first-in, first-out method. Inventory impairment charges establish a new cost basis for inventory and charges are not subsequently reversed to income even if circumstances later suggest that increased carrying amounts are recoverable.

(11)	Property, Plant and Equipment

Property, plant and equipment consists of the following (amounts in thousands):

	September 30, 2013	March 31, 2013
Land	$55,464	$47,102
Building and building improvements	395,971	396,611
Machinery and equipment	1,421,806	1,377,814
Projects in process	69,753	76,158
	1,942,994	1,897,685
Less accumulated depreciation and amortization	1,424,803	1,383,141
	$518,191	$514,544

Depreciation expense attributed to property, plant and equipment was $23.0 million and $44.4 million for the three and six months ended September 30, 2013, respectively, and $22.4 million and $43.1 million for the three and six months ended September 30, 2012, respectively.

(12)	Accrued Liabilities

Accrued liabilities consist of the following (amounts in thousands):

	September 30, 2013	March 31, 2013
Acquisition related contingent consideration	$1,022	$19,100
Other accrued expenses	100,679	108,008
	$101,701	$127,108

(13)	Income Taxes

The provision for income taxes reflects tax on foreign earnings and federal and state tax on U.S. earnings.  The Company had an effective tax rate of 11.5% for the six-month period ended September 30, 2013 and 38.1% for the six-month period ended September 30, 2012.  The Company's effective tax rate is lower than statutory rates in the U.S. due primarily to its mix of earnings in foreign jurisdictions with lower tax rates. The Company's effective tax rate was higher in the September 30, 2012 period due to certain tax expenses associated with the acquisition of SMSC.

At September 30, 2013, the Company had $192.0 million of unrecognized tax benefits.  Unrecognized tax benefits increased by $9.3 million compared to March 31, 2013 primarily as a result of the ongoing accrual for uncertain tax positions and the accrual of deficiency interest on these positions.

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

(14)	2.125% Junior Subordinated Convertible Debentures

The Company's $1.15 billion principal amount of 2.125% junior subordinated convertible debentures due December 15, 2037, are subordinated in right of payment to any future senior debt of the Company and are effectively subordinated in right of payment to the liabilities of the Company's subsidiaries.  The debentures are convertible, subject to certain conditions, into shares of the Company's common stock at an initial conversion rate of 29.2783 shares of common stock per $1,000 principal amount of debentures, representing an initial conversion price of approximately $34.16 per share of common stock.  As of September 30, 2013, the holders of the debentures had the right to convert their debentures between July 1, 2013 and September 30, 2013 because for at least 20 trading days during the 30 consecutive trading day period ending on September 30, 2013, the Company's common stock had a last reported sale price greater than 130% of the conversion price. As of September 30, 2013, a holder could realize more economic value by selling its debentures in the over the counter market than from converting its debentures. As a result of cash dividends paid since the issuance of the debentures, the conversion rate has been adjusted to 38.0436 shares of common stock per $1,000 of principal amount of debentures, representing a conversion price of approximately $26.29 per share of common stock.

As the debentures can be settled in cash upon conversion, for accounting purposes, the debentures were bifurcated into a liability component and an equity component, which are both initially recorded at fair value.  The carrying value of the equity component at September 30, 2013 and at March 31, 2013 was $822.4 million.  The estimated fair value of the liability component of the debentures at the issuance date was $327.6 million, resulting in a debt discount of $822.4 million.  The unamortized debt discount was $781.8 million at September 30, 2013 and $786.2 million at March 31, 2013.  The carrying value of the debentures was $367.5 million at September 30, 2013 and $363.4 million at March 31, 2013.  The remaining period over which the unamortized debt discount will be recognized as non-cash interest expense is 24.25 years.  In the three and six months ended September 30, 2013, the Company recognized $2.2 million and $4.4 million, respectively, in non-cash interest expense related to the amortization of the debt discount.  In the three and six months ended September 30, 2012, the Company recognized $2.0 million and $4.0 million, respectively, in non-cash interest expense related to the amortization of the debt discount.  The Company recognized $6.1 million and $12.2 million of interest expense related to the 2.125% coupon on the debentures in each of the three and six-month periods ended September 30, 2013 and September 30, 2012, respectively.

(15)	Credit Facility

On June 27, 2013, the Company entered into a $2.0 billion credit agreement among the Company, the lenders from time to time that are parties thereto and JPMorgan Chase Bank, N.A., as administrative agent (the "Credit Agreement"). The Credit Agreement provides for a $350 million term loan and a $1.65 billion revolving credit facility, with a $125 million foreign currency sublimit, a $35 million letter of credit sublimit and a $25 million swingline loan sublimit, terminating on June 27, 2018 (the "Maturity Date"). The Credit Agreement also contains an increase option permitting the Company, subject to certain requirements, to arrange with existing lenders and/or new lenders for them to provide up to an aggregate of $300 million in additional commitments, which may be for revolving loans or term loans. Proceeds of loans made under the Credit Agreement may be used for working capital and general corporate purposes. The Credit Agreement replaced another credit agreement the Company had in place since August 2011. At September 30, 2013, $640.0 million of borrowings were outstanding under the Credit Agreement consisting of $290.0 million of a revolving line of credit and $350.0 million of a term loan, net of $1.2 million of debt discount resulting from amounts paid to the lenders.

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

Interest is due and payable in arrears quarterly for loans bearing interest at the base rate and at the end of an interest period (or at each three-month interval in the case of loans with interest periods greater than three months) in the case of loans bearing interest at the adjusted LIBOR rate. Interest expense related to the Credit Agreement was approximately $4.0 million in the three months ended September 30, 2013 and $7.5 million in the six months ended September 30, 2013. Interest expense related to the Company's prior credit agreement was approximately $2.3 million and $3.0 million in the three and six months ended September 30, 2012, respectively. Principal, together with all accrued and unpaid interest, is due and payable on the maturity date. The Company may prepay the loans and terminate the commitments, in whole or in part, at any time without premium or penalty, subject to certain conditions including minimum amounts in the case of commitment reductions and reimbursement of certain costs in the case of prepayments of LIBOR loans.

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

The Credit Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict the Company and its subsidiaries' ability to, among other things, incur subsidiary indebtedness, grant liens, merge or consolidate, dispose of assets, make investments, make acquisitions, enter into certain transactions with affiliates, pay dividends or make distributions, repurchase stock, enter into restrictive agreements and enter into sale and leaseback transactions, in each case subject to customary exceptions for a credit facility of this size and type. The Company is also required to maintain compliance with a consolidated leverage ratio and a consolidated interest coverage ratio. At September 30, 2013, the Company was in compliance with these covenants.

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

The Company's technology license agreements generally include an indemnification clause that indemnifies the licensee against liability and damages (including legal defense costs) arising from any claims of patent, copyright, trademark or trade secret infringement by the Company's proprietary technology.  The terms of these indemnification provisions approximate the terms of the outgoing technology license agreements, which are typically perpetual unless terminated by either party for breach.  The possible amount of future payments the Company could be required to make based on agreements that specify indemnification limits, if such indemnifications were required on all of these agreements, is approximately $119 million. There are some licensing agreements in place that do not specify indemnification limits.  The Company had not recorded any liabilities related to these indemnification obligations as of September 30, 2013.

Contingent liabilities in the amount of $13.0 million were recorded in connection with the Company's April 10, 2010 acquisition of Silicon Storage Technology Inc. (SST) as an adverse outcome was determined to be probable and estimable.  One of the contingent liabilities associated with the SST acquisition was resolved in the second quarter of fiscal 2013 with legal settlement costs of approximately $11.5 million for certain legal matters related to SST in excess of previously accrued amounts, for which were expensed as special charges in the statement of income. At September 30, 2013, $5.7 million of the original contingent liabilities recorded were still outstanding.

(17)	Derivative Instruments

The Company has international operations and is thus subject to foreign currency rate fluctuations.  To manage the risk of changes in foreign currency rates, the Company periodically enters into derivative contracts comprised of foreign currency forward contracts to hedge its asset and liability foreign currency exposure and a portion of its foreign currency operating expenses.  Approximately 99% of the Company's sales are U.S. dollar denominated.  To date, the exposure related to foreign exchange rate volatility has not been material to the Company's operating results.  As of September 30, 2013, the Company had no foreign currency forward contracts outstanding. As of March 31, 2013, the Company had foreign currency forward contracts with notional amounts of $6.0 million to economically hedge certain balance sheet exposures related to the Japanese yen. As these contracts were executed at or near the end of the respective periods, there were no unrecognized gains or losses on these contracts at March 31, 2013. The Company recognized an immaterial amount of net realized gains and losses on foreign currency forward contracts in each of the three and six months ended September 30, 2013 and 2012. Gains and losses from changes in the fair value of these foreign currency forward contracts are credited or charged to Other Income (Expense). The Company does not apply hedge accounting to its foreign currency derivative instruments.

(18)	Comprehensive Income

The following table presents the changes in the components of accumulated other comprehensive income (AOCI) for the six months ended September 30, 2013 (amounts in thousands):

	Unrealized holding gains (losses) available-for-sale securities	Minimum pension liability	Foreign Currency	Total
Balance at March 31, 2013	$5,444	$52	$1,439	$6,935
Other comprehensive loss before reclassifications	(8,070)	—	—	(8,070)
Amounts reclassified from accumulated other comprehensive income (loss)	(1,390)	—	—	(1,390)
Net other comprehensive loss	(9,460)	—	—	(9,460)
Balance at September 30, 2013	$(4,016)	$52	$1,439	$(2,525)

The table below details where reclassifications of realized transactions out of AOCI are recorded on the Consolidated Statements of Income.

	Three Months Ended		Six Months Ended
	September 30,		September 30,
Description of AOCI Component	2013	2012	2013	2012	Related Statement of Income Line
Unrealized gains (losses) on available-for-sale securities	$2,116	$29	$2,166	$221	Other income
Taxes	(776)	—	(776)	(51)	Provision for income taxes
Reclassification of realized transactions, net of taxes	$1,340	$29	$1,390	$170	Net Income

(19)	Share-Based Compensation

The following table presents the details of the Company's share-based compensation expense (amounts in thousands):

	Three Months Ended				Six Months Ended
	September 30,				September 30,
	2013		2012		2013		2012
Cost of sales	$1,864	(1)	$2,614	(1)	$3,833	(1)	$3,924	(1)
Research and development	6,931		6,358		12,621		10,390
Selling, general and administrative	6,205		11,581		11,202		16,225
Pre-tax effect of share-based compensation	15,000		20,553		27,656		30,539
Income tax benefit	1,589		3,419		2,991		4,741
Net income effect of share-based compensation	$13,411		$17,134		$24,665		$25,798

(1) During the three and six months ended September 30, 2013, $2.4 million and $3.8 million, respectively, of share-based compensation expense was capitalized to inventory and $1.9 million and $3.8 million, respectively, of previously capitalized share-based compensation expenses in inventory was sold.  During the three and six months ended September 30, 2012, $1.8 million and $3.5 million of share-based compensation expense was capitalized to inventory and

$2.6 million and $3.9 million, respectively, of previously capitalized share-based compensation expense in inventory was sold.

(20)	Net Income (Loss) Per Common Share

The following table sets forth the computation of basic and diluted net income (loss) per common share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net income (loss)	$99,806	$(21,184)	$178,385	$57,526
Weighted average common shares outstanding	197,825	194,060	197,388	193,756
Dilutive effect of stock options and RSUs	4,144	—	3,908	3,701
Dilutive effect of convertible debt	14,506	—	13,075	7,170
Weighted average common and potential common shares outstanding	216,475	194,060	214,371	204,627
Basic net income (loss) per common share	$0.50	$(0.11)	$0.90	$0.30
Diluted net income (loss) per common share	$0.46	$(0.11)	$0.83	$0.28

Diluted net income per common share for the three and six months ended September 30, 2013 includes 14,506,100 shares and 13,075,168 shares, respectively, issuable upon the exchange of debentures (see Note 14).  Diluted net income per common share for the six months ended September 30, 2012 includes 7,169,730 shares issuable upon the exchange of debentures.  The debentures have no impact on diluted net income per common share unless the average price of the Company's common stock exceeds the conversion price because the principal amount of the debentures will be settled in cash upon conversion.  Prior to conversion, the Company will include, in the diluted net income per common share calculation, the effect of the additional shares that may be issued when the Company's common stock price exceeds the conversion price using the treasury stock method.  The weighted average conversion price per share used in calculating the dilutive effect of the convertible debt for the three and six-month periods ended September 30, 2013 was $26.42 and $26.54, respectively. The weighted average conversion price per share used in calculating the dilutive effect of the convertible debt for the six-month period ended September 30, 2012 was $27.65.

Weighted average common shares exclude the effect of option shares which are not dilutive.  There were no antidilutive option shares for the three and six months ended September 30, 2013. For the three and six months ended September 30, 2012, the number of option shares that were antidilutive was 3,367,634 and 110,021, respectively.

(21)	Dividends

A quarterly cash dividend of $0.3540 per share was paid on September 4, 2013 in the aggregate amount of $70.1 million.  Through the first six months of fiscal 2014, cash dividends of $0.7075 per share have been paid in the aggregate of $139.8 million. A quarterly cash dividend of $0.3545 per share was declared on October 30, 2013 and will be paid on December 5, 2013 to stockholders of record as of November 21, 2013. The Company expects the December 2013 payment of its quarterly cash dividend to be approximately $70.4 million.

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

•
Our expectation that our inventory levels will be relatively flat to up modestly in the December 2013 quarter compared to the September 2013 quarter and that it will allow us to maintain competitive lead times;

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

We begin our Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) with a summary of Microchip's overall business strategy to give the reader an overview of the goals of our business and the overall direction of our business and products.  This is followed by a discussion of the Critical Accounting Policies and Estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results.  We then discuss our Results of Operations for the three and six months ended September 30, 2013 compared to the three and six months ended September 30, 2012.  We then provide an analysis of changes in our balance sheet and cash flows, and discuss our financial commitments in sections titled "Liquidity and Capital Resources," "Contractual Obligations" and "Off-Balance Sheet Arrangements."

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

We are committed to continuing our investment in new and enhanced products, including development systems, and in our design and manufacturing process technologies.  We believe these investments are significant factors in maintaining our competitive position.  Our current research and development activities focus on the design of new microcontrollers, digital signal controllers, memory, analog and mixed-signal products, Flash-IP systems, new development systems, software and application-specific software libraries.  We are also developing new design and process technologies to achieve further cost reductions and performance improvements in our products.

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

We sell the majority of the items in our product catalog to our distributors worldwide at a uniform list price.  However, distributors resell our products to end customers at a very broad range of individually negotiated price points.  The majority of our distributors' resales require a reduction from the original list price paid.  Often, under these circumstances, we remit back to the distributor a portion of their original purchase price after the resale transaction is completed in the form of a credit against the distributors' outstanding accounts receivable balance.  The credits are on a per unit basis and are not given to the distributor until they provide information to us regarding the sale to their end customer.  The price reductions vary significantly based on the customer, product, quantity ordered, geographic location and other factors, and discounts to a price less than our cost have historically been rare.  The effect of granting these credits establishes the net selling price to our distributors for the product and results in the net revenue recognized by us when the product is sold by the distributors to their end customers.  Thus, a portion of the "deferred income on shipments to distributors" balance represents the amount of distributors' original purchase price that will be credited back to the distributor in the future.  The wide range and variability of negotiated price concessions granted to distributors does not allow us to accurately estimate the portion of the balance in the deferred income on shipments to distributor's account that will be credited back to the distributors.  Therefore, we do not reduce deferred income on shipments to distributors or accounts receivable by anticipated future concessions; rather, price concessions are typically recorded against deferred income on shipments to distributors and accounts receivable when incurred, which is generally at the time the distributor sells the product.  At September 30, 2013, we had approximately $225.5 million of deferred revenue and $74.5 million in deferred cost of sales recognized as $151.0 million of deferred income on shipments to distributors.  At March 31, 2013, we had approximately $201.8 million of deferred revenue and $62.8 million in deferred cost of sales recognized as $139.0 million of deferred income on shipments to distributors.  The deferred income on shipments to distributors that will ultimately be recognized in our income statement will be lower than the amount reflected on the balance sheet due to additional price credits to be granted to the distributors when the product is sold to their customers.  These additional price credits historically have resulted in the deferred income approximating the overall gross margins that we recognize in the distribution channel of our business.

Distributor advances, reflected as a reduction of deferred income on shipments to distributors on our condensed consolidated balance sheets, totaled $97.9 million at September 30, 2013 and $70.1 million at March 31, 2013.  On sales to distributors, our payment terms generally require the distributor to settle amounts owed to us for an amount in excess of their ultimate cost.  The sales price to our distributors may be higher than the amount that the distributors will ultimately owe us because distributors often negotiate price reductions after purchasing the product from us and such reductions are often significant.  It is our practice to apply these negotiated price discounts to future purchases, requiring the distributor to settle receivable balances, on a current basis, generally within 30 days, for amounts originally invoiced.  This practice has an adverse impact on the working capital of our distributors.  As such, we have entered into agreements with certain distributors whereby we advance cash to the distributors to reduce the distributor's working capital requirements.  These advances are reconciled at least on a quarterly basis and are estimated based on the amount of ending inventory as reported by the distributor multiplied by a negotiated percentage.  Such advances have no impact on our revenue recognition or our condensed consolidated statements of income.  We process discounts taken by distributors against our deferred income on shipments to distributors' balance and true-up the advanced amounts generally after the end of each completed fiscal quarter.  The terms of these advances are set forth in binding legal agreements and are unsecured, bear no interest on unsettled balances and are due upon demand.  The agreements governing these advances can be canceled by us at any time.

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

Products returned by distributors and subsequently scrapped have historically been immaterial to our consolidated results of operations.  We routinely evaluate the risk of impairment of the deferred cost of sales component of the deferred income on shipments to distributor's account.  Because of the historically immaterial amounts of inventory that have been scrapped, and historically rare instances where discounts given to a distributor result in a price less than our cost, we believe the deferred costs are recorded at their approximate carrying value.

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

Share-Based Compensation

We measure fair value and recognize compensation expense for all share-based payment awards, including grants of employee stock options, RSUs, stock appreciation rights, and employee stock purchase rights, to be recognized in our financial statements based on their respective grant date fair values.  Total share-based compensation during the six months ended September 30, 2013 was $27.7 million, of which $23.8 million was reflected in operating expenses.  Total share-based compensation reflected in cost of sales during the six months ended September 30, 2013 was $3.8 million.  Total share-based compensation included in our inventory balance was $5.3 million at September 30, 2013.

Determining the appropriate fair-value model and calculating the fair value of share-based awards at the date of grant requires judgment.  The fair value of our RSUs is based on the fair market value of our common stock on the date of grant discounted for expected future dividends.  We use the Black-Scholes option pricing model to estimate the fair value of employee stock options and rights to purchase shares under our employee stock purchase plans.  Option pricing models, including the Black-Scholes model, also require the use of input assumptions, including expected volatility, expected life, expected dividend rate, and expected risk-free rate of return.  We use a blend of historical and implied volatility based on options freely traded in the open market as we believe this is more reflective of market conditions and a better indicator of expected volatility than using purely historical volatility.  The expected life of the awards is based on historical and other economic data trended into the future.  The risk-free interest rate assumption is based on observed interest rates appropriate for the terms of our awards.  The dividend yield assumption is based on our history and expectation of future dividend payouts.  We estimate the number of share-based awards which will be forfeited due to employee turnover.  Quarterly changes in the estimated forfeiture rate can have a significant effect on reported share-based compensation, as the effect of adjusting the rate for all expense amortization after April 1, 2006 is recognized in the period the forfeiture estimate is changed.  If the actual forfeiture rate is higher or lower than the estimated forfeiture rate, then an adjustment is made to increase or decrease the estimated forfeiture rate, which will result in a decrease or increase to the expense recognized in our financial statements.  If forfeiture adjustments are made, they would affect our gross margin, research and development expenses, and selling, general and administrative expenses.  The effect of forfeiture adjustments in the second quarter of fiscal 2014 was immaterial.

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

In periods where our production levels are substantially below our normal operating capacity, the reduced production levels of our manufacturing facilities are charged directly to cost of sales.  Approximately $5.0 million and $15.4 million was charged to cost of sales in the three and six months ended September 30, 2013, respectively, as a result of decreased production in our wafer fabs compared to approximately $4.5 million and $8.3 million in the three and six months ended September 30, 2012, respectively.

Income Taxes

As part of the process of preparing our condensed consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate.  This process involves estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes.  These differences result in deferred tax assets and liabilities, which are included within our condensed consolidated balance sheets.  We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income within the relevant jurisdiction and to the extent we believe that recovery is not likely, we must establish a valuation allowance.  We have provided valuation allowances for certain of our deferred tax assets, including state net operating loss carryforwards, foreign tax credits and state tax credits, where it is more likely than not that some portion, or all of such assets, will not be realized. At September 30, 2013, the valuation allowances totaled $93.1 million. Should we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.  At September 30, 2013, our deferred tax asset, net of valuation allowances, was $70.4 million.

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

Junior Subordinated Convertible Debentures

We separately account for the liability and equity components of our junior subordinated convertible debentures in a manner that reflects our nonconvertible debt (unsecured debt) borrowing rate when interest cost is recognized.  This results in a bifurcation of a component of the debt, classification of that component in equity and the accretion of the resulting discount on the debt to be recognized as part of interest expense in our condensed consolidated statements of income.  Additionally, certain embedded features of the debentures qualify as derivatives and are bundled as a compound embedded derivative that is measured at fair value.  Lastly, we include the dilutive effect of the shares of our common stock issuable upon conversion of the outstanding junior subordinated convertible debentures in our diluted income per share calculation regardless of whether the market price trigger or other contingent conversion feature has been met.  We apply the treasury stock method as we have adopted an accounting policy to settle the principal amount of the junior subordinated convertible debentures in cash.  This method results in incremental dilutive shares when the average fair value of our common stock for a reporting period exceeds the conversion price per share which was $26.29 at September 30, 2013 and adjusts as dividends are recorded in the future.

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

Results of Operations

The following table sets forth certain operational data as a percentage of net sales for the periods indicated:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	41.4	49.3	41.9	45.7
Gross profit	58.6	50.7	58.1	54.3
Research and development	15.9	16.7	15.8	15.4
Selling, general and administrative	14.0	18.7	14.1	17.3
Amortization of acquired intangible assets	4.8	7.3	5.4	4.3
Special charges	—	5.9	0.2	3.1
Operating income	23.9%	2.1%	22.6%	14.2%

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

Our net sales for the quarter ended September 30, 2013 were $492.7 million, an increase of 6.5% from the previous quarter's sales of $462.8 million, and an increase of 28.5% from net sales of $383.3 million in the quarter ended September 30, 2012. Our net sales for the six months ended September 30, 2013 were $955.5 million, an increase of 29.9% from net sales of $735.4 million in the six months ended September 30, 2012. The increase in net sales in the quarter ended September 30, 2013 over the previous quarter was due primarily to general economic and semiconductor industry conditions and market share gains. The increases in net sales in the three and six months ended September 30, 2013 compared to the three and six months ended September 30, 2012 were due primarily to our acquisition of SMSC on August 2, 2012, general economic and semiconductor industry conditions and market share gains. Average selling prices for our semiconductor products were up approximately 6% and 9% for the three and six-month periods ended September 30, 2013, over the corresponding periods of the previous fiscal year. The number of units of our semiconductor products sold was up approximately 21% and 20% for the three and six-month periods ended September 30, 2013 over the corresponding periods of the previous fiscal year. The increases in the number of units of our semiconductor products sold and our average selling prices in the three and six-month periods ended September 30, 2013 compared to the corresponding periods of the previous fiscal year were mainly due to our acquisition of SMSC during the second quarter of fiscal 2013. The average selling prices and the unit volumes of our sales are impacted by the mix of our products sold and overall semiconductor market conditions.  Key factors related to the amount of net sales during the three and six-month periods ended September 30, 2013 compared to the three and six-month periods ended September 30, 2012 include:

•	our acquisition of SMSC during the second quarter of fiscal 2013;

•	global economic conditions in the markets we serve;

•	semiconductor industry conditions;

•	inventory holding patterns of our customers;

•	increasing semiconductor content in our customers' products;

•	customers' increasing needs for the flexibility offered by our programmable solutions;

•	our new product offerings that have increased our served available market; and

•	continued market share gains in the segments of the markets we address.

Sales by product line for the three and six months ended September 30, 2013 and 2012 were as follows (dollars in thousands):

	Three Months Ended				Six Months Ended
	September 30,				September 30,
	(unaudited)				(unaudited)
	2013	%	2012	%	2013	%	2012	%
Microcontrollers	$321,004	65.2	$253,315	66.1	$621,309	65.0	$493,657	67.1
Analog, interface and mixed signal products	108,460	22.0	70,069	18.3	211,675	22.2	117,253	15.9
Memory products	34,987	7.1	36,570	9.5	68,979	7.2	77,288	10.5
Technology licensing	24,826	5.0	20,121	5.3	47,344	5.0	40,403	5.5
Other	3,392	0.7	3,223	0.8	6,154	0.6	6,831	1.0
Total sales	$492,669	100.0%	$383,298	100.0%	$955,461	100.0%	$735,432	100.0%

Microcontrollers

Our microcontroller product line represents the largest component of our total net sales.  Microcontrollers and associated application development systems accounted for approximately 65.2% of our total net sales for the three-month period ended September 30, 2013 and approximately 65.0% of our total net sales for the six-month period ended September 30, 2013 compared to approximately 66.1% of our total net sales for the three-month period ended September 30, 2012 and approximately 67.1% of our total net sales for the six-month period ended September 30, 2012.

Net sales of our microcontroller products increased approximately 26.7% in the three-month period ended September 30, 2013 and approximately 25.9% in the six-month period ended September 30, 2013 compared to the three and six-month periods ended September 30, 2012. These sales increases were driven primarily by our acquisition of SMSC, market share gains and general economic and semiconductor industry conditions in the end markets that we serve including the consumer, automotive, industrial control, communications and computing markets.

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

Analog, Interface and Mixed Signal Products

Sales of our analog, interface and mixed signal products accounted for approximately 22.0% of our total net sales for the three-month period ended September 30, 2013 and approximately 22.2% of our total net sales for the six-month period ended September 30, 2013 compared to approximately 18.3% of our total net sales for the three-month period ended September 30, 2012 and approximately 15.9% of our total net sales for the six-month period ended September 30, 2012.

Net sales of our analog, interface and mixed signal products increased approximately 54.8% in the three-month period ended September 30, 2013 and approximately 80.5% in the six-month period ended September 30, 2013 compared to the three and six-month periods ended September 30, 2012. These sales increases were driven primarily by our acquisition of SMSC, general economic and semiconductor industry conditions and market share gains achieved within the analog, interface and mixed signal market.

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

Memory Products

Sales of our memory products accounted for approximately 7.1% of our total net sales for the three-month period ended September 30, 2013 and approximately 7.2% of our total net sales for the six-month period ended September 30, 2013 compared to approximately 9.5% of our total net sales for the three-month period ended September 30, 2012 and approximately 10.5% of our total net sales for the six-month period ended September 30, 2012 .

Net sales of our memory products decreased approximately 4.3% in the three-month period ended September 30, 2013 and approximately 10.8% in the six-month period ended September 30, 2013 compared to the three and six-month periods ended September 30, 2012. These sales decreases were driven primarily by adverse customer demand conditions within the Serial EEPROM and Flash memory markets.

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

Technology Licensing

Technology licensing revenue includes a combination of royalties associated with technology licensed for the use of our SuperFlash technology and fees for engineering services.  Technology licensing accounted for approximately 5.0% of our total net sales for each of the three and six-month periods ended September 30, 2013 compared to approximately 5.3% of our total net sales for the three-month period ended September 30, 2012 and approximately 5.5% of our total net sales for the six-month period ended September 30, 2012 .

Net sales related to our technology licensing increased approximately 23.4% in the three-month period ended September 30, 2013 and approximately 17.2% in the six-month period ended September 30, 2013 compared to the three and six-month periods ended September 30, 2012. These sales increases were driven primarily by the adoption of our technology by more manufacturers of semiconductors as well as semiconductor industry and global economic conditions.

Other

Revenue from assembly and test subcontracting services performed during the three-month period ended September 30, 2013 accounted for approximately 0.7% of our total net sales compared to approximately 0.8% of our total net sales for the three-month period ended September 30, 2012. During the six-month period ended September 30, 2013, revenue from assembly and test subcontracting services accounted for approximately 0.6% of our total net sales compared to approximately 1.0% of our total net sales for the six-month period ended September 30, 2012.

Distribution

Distributors accounted for approximately 53.1% of our net sales in the three-month period ended September 30, 2013 and approximately 50.5% of our net sales in the three-month period ended September 30, 2012.  Distributors accounted for approximately 53.7% of our net sales in the six-month period ended September 30, 2013 and approximately 54.4% of our net sales in the six-month period ended September 30, 2012. Our distributors focus primarily on servicing the product requirements of a broad base of diverse customers.  We believe that distributors provide an effective means of reaching this broad and diverse customer base.  We believe that customers recognize Microchip for its products and brand name and use distributors as an effective supply channel.

Generally, we do not have long-term agreements with our distributors and we, or our distributors, may terminate our relationships with each other with little or no advance notice.  The loss of, or the disruption in the operations of, one or more of our distributors could reduce our future net sales in a given quarter and could result in an increase in inventory returns.

At September 30, 2013, our distributors maintained 33 days of inventory of our products compared to 30 days at March 31, 2013.  Over the past three fiscal years, the days of inventory maintained by our distributors have fluctuated between 27 days and 47 days.  We do not believe that inventory holding patterns at our distributors will materially impact our net sales, due to the fact that we recognize revenue based on sell-through for all our distributors.

Sales by Geography

Sales by geography for the three and six months ended September 30, 2013 and 2012 were as follows (dollars in thousands):

	Three Months Ended				Six Months Ended
	September 30,				September 30,
	(unaudited)				(unaudited)
	2013	%	2012	%	2013	%	2012	%
Americas	$95,185	19.3	$79,533	20.8	$182,113	19.1	$151,536	20.6
Europe	98,913	20.1	83,679	21.8	200,161	20.9	160,985	21.9
Asia	298,571	60.6	220,086	57.4	573,187	60.0	422,911	57.5
Total sales	$492,669	100.0%	$383,298	100.0%	$955,461	100.0%	$735,432	100.0%

Americas sales include sales to customers in the U.S., Canada, Central America and South America. Sales to foreign customers accounted for approximately 84% of our total net sales in each of the three and six-month periods ended September 30, 2013 and approximately 82% of our total net sales in each of the three and six-month periods ended September 30, 2012. Substantially all of our foreign sales are U.S. Dollar denominated.  Sales to customers in Asia have generally increased over time due to many of our customers transitioning their manufacturing operations to Asia and growth in demand from the emerging Asian market.  Our sales force in the Americas and Europe supports a significant portion of the design activity for products which are ultimately shipped to Asia.

Gross Profit

Our gross profit was $288.9 million in the three months ended September 30, 2013 and $194.2 million in the three months ended September 30, 2012.  Our gross profit was $555.4 million in the six months ended September 30, 2013 and $399.0 million in the six months ended September 30, 2012. Gross profit as a percent of sales was 58.6% in the three months ended September 30, 2013 and 50.7% in the three months ended September 30, 2012. Gross profit as a percent of sales was 58.1% in the six months ended September 30, 2013 and 54.3% in the six months ended September 30, 2012.

The most significant factors affecting our gross profit percentage in the periods covered by this Form 10-Q were:

•
charges of approximately $22.7 million and $24.2 million in the three and six months ended September 30, 2012, respectively, related to acquired inventory valuation adjustments as a result of our acquisition activity reducing margins below their historical levels;

•	production levels being below the range of normal capacity levels, resulting in under absorption of fixed costs, in each of the three and six months ended September 30, 2013 and 2012;

•	for the three and six months ended September 30, 2013, inventory write-downs being lower than the gross margin impact of sales of inventory that was previously written down:

•	for the three and six months ended September 30, 2012, inventory write-downs being higher than the gross margin impact of sales of inventory that was previously written down; and

•	fluctuations in our product mix of microcontrollers, analog products, memory products and technology licensing.

Other factors that impacted our gross profit percentage in the periods covered by this Form 10-Q include:

•	continual cost reductions in wafer fabrication and assembly and test manufacturing, such as new manufacturing technologies and more efficient manufacturing techniques; and

•	lower depreciation as a percentage of cost of sales.

We adjust our wafer fabrication and assembly and test capacity utilization as required to respond to actual and anticipated business and industry-related conditions.  When production levels are below normal capacity, we charge cost of sales for the unabsorbed capacity. During each of the three and six-month periods ended September 30, 2013 and 2012, we operated below normal capacity levels, which we typically consider to be 90% to 95% of the actual capacity of our installed equipment, in our wafer fabrication facilities in response to weak global economic conditions and our inventory position. As a result of decreased production in our wafer fabs, approximately $5.0 million and $15.4 million was charged to cost of sales during the three and six months ended September 30, 2013, respectively, compared to $4.5 million and $8.3 million during the three and six months ended September 30, 2012, respectively. We operated at normal capacity levels in our Thailand assembly and test facility during the three and six months ended September 30, 2013. During the three and six months ended September 30, 2012, we operated below normal capacity levels in our Thailand assembly and test facility which had a negative impact on our gross margin during such periods.

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

Our overall inventory levels were $275.1 million at September 30, 2013, compared to $242.3 million at March 31, 2013.  We maintained 123 days of inventory on our balance sheet at September 30, 2013 compared to 116 days of inventory at March 31, 2013.  We expect our inventory levels in the December 2013 quarter to be flat to up modestly over those levels at September 30, 2013. We believe our existing level of inventory will allow us to maintain competitive lead times and provide strong delivery performance to our customers and allow us to keep our fiscal 2014 capital expenditures at relatively low levels.

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

During the three months ended September 30, 2013, approximately 49% of our assembly requirements were performed in our Thailand facility compared to approximately 60% of our assembly requirements at September 30, 2012.  The percentage of our assembly work that is performed internally fluctuates over time based on supply and demand conditions in the semiconductor industry and our internal capacity capabilities.  Third-party contractors located in Asia perform the balance of our assembly operations.  During the three months ended September 30, 2013, approximately 86% of our test requirements were performed in our Thailand facility compared to approximately 84% of our test requirements being performed in our Thailand facility at September 30, 2012.  The primary reason for the decreased percentages of internal assembly and test production from the levels a year ago is our acquisition of SMSC as SMSC primarily outsourced these manufacturing activities. We believe that the assembly and test operations performed at our Thailand facility provide us with significant cost savings when compared to contractor assembly and test costs, as well as increased control over these portions of the manufacturing process.

We rely on outside wafer foundries for a significant portion of our wafer fabrication requirements. In each of the three and six-month periods ended September 30, 2013, approximately 38% of our total net sales related to wafers purchased from outside foundries. In the three and six months ended September 30, 2012, approximately 31% and 26%, respectively, of our total net sales related to wafers purchased from outside foundries. The primary reason for the increased percentage in the three and six months ended September 30, 2013 is our acquisition of SMSC, as SMSC relied solely on outside wafer foundries for their wafer fabrication requirements.

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

Research and Development (R&D)

R&D expenses for the three months ended September 30, 2013 were $78.3 million, or 15.9% of net sales, compared to $64.1 million, or 16.7% of net sales, for the three months ended September 30, 2012.  R&D expenses for the six months ended September 30, 2013 were $151.3 million, or 15.8% of net sales, compared to $112.9 million, or 15.4% of net sales, for the six months ended September 30, 2012. We are committed to investing in new and enhanced products, including development systems software, and in our design and manufacturing process technologies.  We believe these investments are significant factors in maintaining our competitive position.  R&D costs are expensed as incurred.  Assets purchased to support our ongoing research and development activities are capitalized when related to products which have achieved technological feasibility or that have alternative future uses and are amortized over their expected useful lives.  R&D expenses include labor, depreciation, masks, prototype wafers, and expenses for the development of process technologies, new packages, and software to support new products and design environments.

R&D expenses increased $14.2 million, or 22.1%, for the three months ended September 30, 2013 over the same period last year.  R&D expenses increased $38.4 million, or 34.0%, for the six months ended September 30, 2013 over the same period last year. The primary reasons for the increases in R&D costs over these periods were additional costs from our acquisition of SMSC as well as higher headcount and bonus costs.

R&D expenses fluctuate over time, primarily due to revenue and operating expense investment levels.

Selling, General and Administrative

Selling, general and administrative expenses for the three months ended September 30, 2013 were $69.4 million, or 14.1% of net sales, compared to $71.8 million, or 18.7% of net sales, for the three months ended September 30, 2012.  Selling, general and administrative expenses for the six months ended September 30, 2013 were $135.1 million, or 14.1% of net sales, compared to $127.4 million, or 17.3% of net sales, for the six months ended September 30, 2012. Selling, general and administrative expenses include salary expenses related to field sales, marketing and administrative personnel, advertising and promotional expenditures and legal expenses.  Selling, general and administrative expenses also include costs related to our direct sales force and field applications engineers who work in sales offices worldwide to stimulate demand by assisting customers in the selection and use of our products.

Selling, general and administrative expenses decreased $2.4 million, or 3.3%, for the three months ended September 30, 2013 over the same period last year.  The primary reasons for the dollar decrease in selling, general and administrative costs in the 2013 period were that higher legal expenses, professional service expenses and share-based compensation were incurred in the three months ended September 30, 2012 related to our acquisition of SMSC and, also, that we had lower SMSC headcount costs in the three months ended September 30, 2013 over the same period last year. Selling, general and administrative expenses increased $7.7 million, or 6.1%, for the six months ended September 30, 2013 over the same period last year. The primary reasons for the dollar increase in selling, general and administrative costs for this period were higher headcount and bonus costs partially offset by lower acquisition related legal and professional service expenses.

Selling, general and administrative expenses fluctuate over time, primarily due to revenue and operating expense investment levels.

Amortization of Acquired Intangible Assets

Amortization of acquired intangible assets for the three and six months ended September 30, 2013 were $23.7 million and $51.4 million, respectively. Amortization of acquired intangible assets for the three and six months ended September 30, 2012 were $27.9 million and $31.9 million, respectively. The primary reason for the increases in amortization costs during the three and six months ended September 30, 2013 over the same periods last year were intangible assets acquired as a result of our acquisition of SMSC.

Special Charges

During the three months ended September 30, 2013, we incurred special charges of $0.8 million for an additional liability related to our acquisition of Roving Networks and $0.4 million of severance related, office closing, and other costs associated with our acquisition of SMSC, which were offset by $1.1 million of special income related to the release of an accrued bonus for a milestone that was not met for a business that SMSC had acquired prior to our acquisition of SMSC. During the six months ended September 30, 2013, we incurred special charges of $1.4 million due to the increase in the fair value of contingent consideration related to one of our acquisitions, $0.8 million for an additional liability related to our acquisition of Roving Networks and $0.7 million of severance related, office closing, and other costs associated with our acquisition of SMSC, which were offset by $1.1 million of special income related to the release of an accrued bonus for a milestone that was not met for a business that SMSC had acquired prior to our acquisition of SMSC.

During the three and six months ended September 30, 2012, we incurred approximately $10.9 million of severance related, office closing costs, and other costs associated with the acquisition of SMSC. Also, during the three and six months ended September 30, 2012, we incurred legal settlement costs of approximately $11.5 million for certain legal matters related to Silicon Storage Technology, Inc. (which we acquired in April 2010) in excess of previously accrued amounts.

Other Income (Expense)

Interest income in the three and six months ended September 30, 2013 was $4.0 million and $7.9 million, respectively, compared to interest income of $3.7 million and $8.1 million in the three and six months ended September 30, 2012, respectively. Interest expense in the three and six months ended September 30, 2013 was $12.4 million and $24.2 million, respectively, compared to $10.8 million and $19.9 million in the three and six months ended September 30, 2012, respectively.  The primary reason for the increases in interest expense in the three and six months ended September 30, 2013 relates to increased borrowings under our credit facility to partially finance our acquisition of SMSC. Other income, net in the three and six months ended September 30, 2013 was $2.1 million and $2.3 million, respectively, compared to other income, net of $1.1 million and $0.5 million in the three and six months ended September 30, 2012, respectively. The change in other income, net in the three and six months primarily relates to realized gains of $2.1 million from the sale of marketable equity and debt securities compared to a prior year gain of $1.3 million related to the sale of inventory previously considered discontinued and fluctuations on our foreign currency derivatives.

Provision for Income Taxes

Our provision for income taxes reflects tax on foreign earnings and federal and state tax on U.S. earnings.  We had an effective tax rate from continuing operations of 11.5% for the six-month period ended September 30, 2013 and 38.1% for the six-month period ended September 30, 2012.  Our effective tax rate is lower than statutory rates in the U.S. due primarily to our mix of earnings in foreign jurisdictions with lower tax rates. Our effective tax rate was higher in the September 30, 2012 period due to certain tax expenses associated with our acquisition of SMSC.

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

Liquidity and Capital Resources

We had $1,981.6 million in cash, cash equivalents and short-term and long-term investments at September 30, 2013, an increase of $145.6 million from the March 31, 2013 balance.  The increase in cash, cash equivalents and short-term and long-term investments over this time period is primarily attributable to cash generated from operating activities offset in part by dividend payments of $139.8 million.

Net cash provided from operating activities was $319.4 million for the six-month period ended September 30, 2013 compared to $192.3 million for the six-month period ended September 30, 2012.  The increase in cash flow from operations in the six-month period ended September 30, 2013 compared to the six-month period ended September 30, 2012 was primarily due to higher net income during the six-month period ended September 30, 2013.

During the six months ended September 30, 2013, net cash used in investing activities was $383.5 million compared to net cash used in investing activities of $873.2 million for the six months ended September 30, 2012.  The decrease in net cash used in investing activities was due primarily to $731.7 million of cash consideration, net of $180.9 million of cash and cash equivalents acquired, used in our acquisition of SMSC.

Our level of capital expenditures varies from time to time as a result of actual and anticipated business conditions. Capital expenditures in the six months ended September 30, 2013 were $55.2 million compared to $26.2 million in the six months ended September 30, 2012.  Capital expenditures are primarily for the expansion of production capacity and the addition of research and development equipment.  We currently intend to spend approximately $90 million during the next twelve months to invest in equipment and facilities to maintain, and selectively increase capacity to meet our currently anticipated needs.

We expect to finance our capital expenditures through our existing cash balances and cash flows from operations.  We believe that the capital expenditures anticipated to be incurred over the next twelve months will provide sufficient manufacturing capacity to meet our currently anticipated needs.

Net cash used in financing activities was $120.0 million for the six months ended September 30, 2013 compared to net cash provided by financing activities of $480.5 million for the six months ended September 30, 2012.  We made payments on our borrowings under our credit agreements of $720.0 and $80.0 million during the six months ended September 30, 2013 and 2012, respectively. Cash received on borrowings under our credit agreements totaled $740.0 million and $680.0 million during the six months ended September 30, 2013 and 2012, respectively. We paid cash dividends to our stockholders of $139.8 million in the six months ended September 30, 2013 and $135.9 million in the six months ended September 30, 2012. Proceeds from the exercise of stock options and employee purchases under our employee stock purchase plans were $22.2 million for the six months ended September 30, 2013 and $16.3 million for the six months ended September 30, 2012.

On June 27, 2013, we entered into a $2.0 billion credit agreement with certain lenders.  The credit agreement provides for a $350.0 million term loan and a $1.65 billion revolving credit facility, with a $125 million foreign currency sublimit, a $35 million letter of credit sublimit and a $25 million swingline loan sublimit, terminating on June 27, 2018. The credit agreement also contains an increase option permitting us, subject to certain requirements, to arrange with existing lenders and/or new lenders for them to provide up to an aggregate of $300 million in additional commitments, which may be for revolving loans or term loans. Proceeds of loans made under the credit agreement may be used for working capital and general corporate purposes. The new credit agreement replaced another credit agreement we had in place since August 2011. At September 30, 2013, $640.0 million of borrowings were outstanding under the credit agreement consisting of $290.0 million of a revolving line of credit and $350.0 million of a term loan, net of $1.2 million of debt discount resulting from amounts paid to the lenders.  See Note 15 of the notes to condensed consolidated financial statements for more information regarding the credit agreement.

Our total cash, cash equivalents, short-term investments and long-term investments held by our foreign subsidiaries was $1,963.8 million at September 30, 2013 and $1,782.0 million at March 31, 2013. Under current tax laws and regulations, if accumulated earnings and profits held by our foreign subsidiaries that U.S. taxes had not previously been provided for were to be distributed to the U.S., in the form of dividends or otherwise, we would be subject to additional U.S. income taxes and foreign withholding taxes. Our balance of cash, cash equivalents, short-term investments and long-term investments available for our U.S. operations as of September 30, 2013 and March 31, 2013 was approximately $18.0 million and $100.0 million, respectively. We utilize a variety of tax planning and financing strategies with the objective of having our worldwide cash available in the locations in which it is needed. We consider our offshore earnings to be permanently reinvested offshore. However, we could determine to repatriate some of our offshore earnings in future periods to fund stockholder dividends, share repurchases, acquisitions or other corporate activities in the future.  We expect that a significant portion of our future cash generation will be in our foreign subsidiaries.

We enter into derivative transactions from time to time in an attempt to reduce our exposure to currency rate fluctuations.  Although none of the countries in which we conduct significant foreign operations has had a highly inflationary economy in the last five years, there is no assurance that inflation rates or fluctuations in foreign currency rates in countries where we conduct operations will not adversely affect our operating results in the future.  At September 30, 2013, we had no foreign currency forward contracts outstanding.

On December 11, 2007, we announced that our Board of Directors had authorized the repurchase of up to 10.0 million shares of our common stock in the open market or in privately negotiated transactions.  As of September 30, 2013, we had repurchased 7.5 million shares under this 10.0 million share authorization for a total of $234.7 million.  There is no expiration date associated with this program.  The timing and amount of future repurchases will depend upon market conditions, interest rates, and corporate considerations.

As of September 30, 2013, we held approximately 20.4 million shares as treasury shares.

On October 28, 2002, we announced that our Board of Directors had approved and instituted a quarterly cash dividend on our common stock.  A quarterly dividend of $0.354 per share was paid on September 4, 2013 in the aggregate amount of $70.1 million. A quarterly dividend of $0.3545 per share was declared on October 30, 2013 and will be paid on December 5, 2013 to stockholders of record as of November 21, 2013. We expect the aggregate December 2013 cash dividend to be approximately $70.4 million. Our Board is free to change our dividend practices at any time and to increase or decrease the dividend paid, or not to pay a dividend on our common stock on the basis of our results of operations, financial condition, cash requirements and future prospects, and other factors deemed relevant by our Board.  Our current intent is to provide for ongoing quarterly cash dividends depending upon market conditions, our results of operations, and potential changes in tax laws.

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

Off-Balance Sheet Arrangements

As of September 30, 2013, we are not involved in any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Our investments are intended to establish a high-quality portfolio that preserves principal, meets liquidity needs, avoids inappropriate concentrations, and delivers an appropriate yield in relationship to our investment guidelines and market conditions.  Our investment portfolio, consisting of fixed income securities, money market funds, cash deposits, and marketable securities that we hold on an available-for-sale basis, was $1,981.6 million as of September 30, 2013 compared to $1,836.0 million as of March 31, 2013. The available-for-sale debt securities, like all fixed income instruments, are subject to interest rate risk and will decline in value if market interest rates increase.  We have the ability to hold our fixed income investments until maturity and, therefore, we would not expect to recognize any material adverse impact in income or cash flows if market interest rates increase. The following table provides information about our available-for-sale securities that are sensitive to changes in interest rates. We have aggregated our available-for-sale securities for presentation purposes since they are all very similar in nature. The amounts for fiscal 2014 refer to the remaining six months of the current fiscal year (dollars in thousands):

	Financial instruments maturing during the fiscal year ended March 31,
	2014	2015	2016	2017	2018	Thereafter
Available-for-sale securities	$132,977	$252,586	$591,421	$528,034	$9,846	$116,611
Weighted-average yield rate	1.50%	1.47%	0.67%	0.93%	0.74%	1.02%

At September 30, 2013, $9.8 million of the fair value of our investment portfolio was invested in ARS.  With the continuing liquidity issues in the global credit and capital markets, our ARS have experienced multiple failed auctions and are not liquid.  While we continue to earn interest on these investments based on a pre-determined formula with spreads tied to particular interest rate indices, the estimated market value for a portion of these ARS no longer approximates the original purchase value. The fair value of the failed ARS of $9.8 million has been estimated based on market information and estimates determined by management and could change significantly based on market conditions.  We evaluated the impairments in the value of these ARS, determining our intent to sell these securities prior to the recovery of our amortized cost basis, which did not result in some of the securities being other-than-temporarily impaired nor the need to recognize impairment charges on these investments for the three and six months ended September 30, 2013 compared to impairment charges of $0.3 million for the three and six months ended September 30, 2012. If the issuers are unable to successfully close future auctions or if their credit ratings deteriorate further, we may be required to further adjust the carrying value of the investments through an additional impairment charge to earnings.

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

Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2013, there was no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The manufacture and assembly of integrated circuits, particularly non-volatile, erasable CMOS memory and logic devices such as those that we produce, are complex processes. These processes are sensitive to a wide variety of factors, including the level of contaminants in the manufacturing environment, impurities in the materials used, the performance of our wafer fabrication and assembly and test personnel and equipment, and other quality issues. As is typical in the semiconductor industry, we have from time to time experienced lower than anticipated manufacturing yields. Our operating results will suffer if we are unable to maintain yields at approximately the current levels. This could include delays in the recognition of revenue, loss of revenue or future orders, and customer-imposed penalties for failure to meet contractual shipment deadlines. Our operating results are also adversely affected when we operate at less than optimal capacity. For example, in the third quarter of fiscal 2012, we reduced wafer starts in both Fab 2 and Fab 4 to help control inventory balances in response to a slowdown in global economic conditions. We continued with the reduced level of wafer starts through the first quarter of fiscal 2013. These actions had a negative impact on our gross profit. We further reduced the wafer starts in our fabs in late September 2012 and again during the quarter ended December 31, 2012 which continued to negatively impact our gross profit through the March 2013 quarter. We increased wafer starts modestly during the first half of fiscal 2014 but are still below normal capacity levels.

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

Sales through distributors accounted for approximately 54% of our net sales for the first six months of fiscal 2014 and approximately 53% of our net sales in fiscal 2013. We do not have long-term agreements with our distributors and we and our distributors may each terminate our relationship with little or no advance notice.

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

We do not typically have long-term contracts with our customers, but where we do, certain terms of such contracts may expose us to risks and liabilities.

We do not typically enter into long-term contracts with our customers and we cannot be certain about future order levels from our customers. When we do enter into customer contracts, the contract is generally cancelable at the convenience of the customer. Even though we had approximately 84,000 customers and our ten largest direct customers made up approximately 10% of our total revenue for the six months ended September 30, 2013, cancellation of customer contracts could have an adverse impact on our revenue and profits.

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

Sales to foreign customers account for a substantial portion of our net sales. During the first six months of fiscal 2014, approximately 84% of our net sales were made to foreign customers, including 29% in China. During fiscal 2013, approximately 83% of our net sales were made to foreign customers, including 27% in China. A strong position in the Chinese market is a key component of our global growth strategy. The market for integrated circuit products in China is highly competitive, and both international and domestic competitors are aggressively seeking to increase their market share. Increased competition in the China market may make it difficult for us to achieve our desired sales volumes in China. We purchase a substantial portion of our raw materials and equipment from foreign suppliers. In addition, we own product assembly and testing facilities located near Bangkok, Thailand, which has experienced periods of political instability in the past. From time to time, Thailand has also experienced periods of severe flooding. There can be no assurance that any future flooding in Thailand would not have a material adverse impact on our operations. We use various foreign contractors for a significant portion of our assembly and testing and wafer fabrication requirements. Substantially all of our finished goods inventory is maintained in Thailand.

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

In June 2013, we entered into a $2.0 billion credit agreement. At September 30, 2013, we had $640.0 million in outstanding borrowings under such credit agreement. In December 2007, we sold $1.15 billion of principal value 2.125% junior subordinated convertible debentures. As a result of such transactions, we have a substantially greater amount of debt than we had maintained in the past. Our maintenance of substantial levels of debt could adversely affect our ability to take advantage of corporate opportunities and could adversely affect our financial condition and results of operations. We may need or desire to refinance all or a portion of our loans under our credit agreement, our debentures or any other future indebtedness and there can be no assurance that we will be able to refinance any of our indebtedness on commercially reasonable terms, if at all.

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

At September 30, 2013, $9.8 million of the fair value of our investment portfolio was invested in ARS.  With the continuing liquidity issues in the global credit and capital markets, our ARS have experienced multiple failed auctions and are not liquid.  While we continue to earn interest on these investments based on a pre-determined formula with spreads tied to particular interest rate indices, the estimated market value for a portion of these ARS no longer approximates the original purchase value.  The fair value of the failed ARS of $9.8 million has been estimated based on market information and estimates determined by management and could change significantly based on market conditions. If the issuers are unable to successfully close future auctions or if their credit ratings deteriorate further, we may be required to further adjust the carrying value of the investments through an impairment charge to earnings.

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

Item 6.	Exhibits

3.1	Amended and Restated Bylaws of Microchip Technology Incorporated as of October 1, 2013.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

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

MICROCHIP TECHNOLOGY INCORPORATED

Date:	November 8, 2013	By: /s/ J. Eric Bjornholt
J. Eric Bjornholt
Vice President and Chief Financial Officer
(Duly Authorized Officer, and
Principal Financial and Accounting Officer)