Form 10-Q
period 2013-12-31
MICROCHIP TECHNOLOGY INC
filed 2014-02-07
CIK 827054

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013.
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  (Check One)
Yes    ☐ No   ☒
Shares Outstanding of Registrant's Common Stock

Class	Outstanding at January 31, 2014
Common Stock, $0.001 par value	199,134,437 shares

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES

Item1.	Financial Statements

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(unaudited)

ASSETS
	December 31, 2013	March 31, 2013
Cash and cash equivalents	$375,100	$528,334
Short-term investments	932,302	1,050,263
Accounts receivable, net	224,273	229,955
Inventories	274,629	242,334
Prepaid expenses	29,441	37,439
Deferred tax assets	72,142	80,687
Other current assets	61,141	67,358
Total current assets	1,969,028	2,236,370
Property, plant and equipment, net	520,565	514,544
Long-term investments	723,925	257,450
Goodwill	275,967	271,348
Intangible assets, net	466,278	530,136
Other assets	47,345	41,557
Total assets	$4,003,108	$3,851,405
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$62,750	$75,551
Accrued liabilities	96,176	127,108
Short-term borrowings	14,159	—
Deferred income on shipments to distributors	143,315	138,952
Total current liabilities	316,400	341,611
Junior convertible debentures	369,618	363,385
Long-term line of credit	300,000	620,000
Long-term borrowings, net	335,694	—
Long-term income tax payable	179,246	182,723
Deferred tax liability	388,620	388,250
Other long-term liabilities	38,422	21,966
Stockholders' equity:
Preferred stock, $0.001 par value; authorized 5,000,000 shares; no shares issued or outstanding	—	—
Common stock, $0.001 par value; authorized 450,000,000 shares; 218,789,994 shares issued and 199,117,558 shares outstanding at December 31, 2013; 218,789,994 shares issued and 196,472,856 shares outstanding at March 31, 2013	199	196
Additional paid-in capital	1,254,764	1,255,627
Common stock held in treasury: 19,672,436 shares at December 31, 2013; 22,317,138 shares at March 31, 2013	(603,672)	(682,220)
Accumulated other comprehensive (loss) income	(2,579)	6,935
Retained earnings	1,426,396	1,352,932
Total stockholders' equity	2,075,108	1,933,470
Total liabilities and stockholders' equity	$4,003,108	$3,851,405

See accompanying notes to condensed consolidated financial statements

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2013	2012	2013	2012
Net sales	$482,372	$416,047	$1,437,833	$1,151,479
Cost of sales (1)	199,652	215,619	599,676	552,059
Gross profit	282,720	200,428	838,157	599,420
Operating expenses:
Research and development (1)	76,341	71,377	227,680	184,285
Selling, general and administrative (1)	66,856	69,368	201,934	196,727
Amortization of acquired intangible assets	21,804	39,711	73,225	71,615
Special charges	801	2,559	2,491	24,953
	165,802	183,015	505,330	477,580

Operating income	116,918	17,413	332,827	121,840
Gains (losses) on equity method investments	150	(229)	(211)	(382)
Other income (expense):
Interest income	4,241	3,813	12,176	11,889
Interest expense	(12,545)	(11,077)	(36,755)	(30,983)
Other income (expense), net	3,824	(228)	6,093	311
Income before income taxes	112,588	9,692	314,130	102,675
Income tax provision (benefit)	7,187	(481)	30,344	34,976
Net income	$105,401	$10,173	$283,786	$67,699
Basic net income per common share	$0.53	$0.05	$1.43	$0.35
Diluted net income per common share	$0.48	$0.05	$1.31	$0.33
Dividends declared per common share	$0.3545	$0.3520	$1.0620	$1.0530
Basic common shares outstanding	198,759	194,958	197,845	194,157
Diluted common shares outstanding	219,089	204,405	215,943	204,553
(1) Includes share-based compensation expense as follows:
Cost of sales	$1,841	$1,834	$5,674	$5,758
Research and development	6,141	6,172	18,762	16,562
Selling, general and administrative	5,737	6,114	16,939	22,339

See accompanying notes to condensed consolidated financial statements

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2013	2012	2013	2012
Net income	$105,401	$10,173	$283,786	$67,699
Components of other comprehensive (loss) income:
Available-for-sale securities:
Unrealized holding gain (losses), net of tax effect of $0, $83, $497 and $119, respectively	59	(200)	(8,011)	2,418
Reclassification of realized transactions, net of tax effect of $0, $0, $776 and $51, respectively	(113)	(14)	(1,503)	(184)
Change in net foreign currency translation adjustment	—	299	—	1,439
Other comprehensive (loss) income, net of taxes	(54)	85	(9,514)	3,673
Total comprehensive income	$105,347	$10,258	$274,272	$71,372

See accompanying notes to condensed consolidated financial statements

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	December 31,
	2013	2012
Cash flows from operating activities:
Net income	$283,786	$67,699
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	143,704	140,468
Deferred income taxes	24,190	(9,981)
Share-based compensation expense related to equity incentive plans	41,375	38,713
Excess tax benefit from share-based compensation	—	(154)
Convertible debt derivatives - revaluation and amortization	(449)	253
Amortization of debt discount on convertible debentures	6,682	6,106
Amortization of debt issuance costs	1,416	164
Losses on equity method investments	211	382
Gain on sale of assets	—	(256)
Loss on write-down of fixed assets	—	400
Impairment of intangible assets	350	—
Amortization of premium on available-for-sale investments	8,067	10,304
Unrealized impairment loss on available-for-sale investments	—	412
Special income, net	(999)	—
Gain on shares of acquired company	(2,438)	—
Changes in operating assets and liabilities:
Decrease in accounts receivable	5,624	52,839
(Increase) decrease in inventories	(30,588)	47,146
Increase in deferred income on shipments to distributors	4,363	2,526
Decrease in accounts payable and accrued liabilities	(21,870)	(58,539)
Change in other assets and liabilities	9,799	33,000
Net cash provided by operating activities	473,223	331,482
Cash flows from investing activities:
Purchases of available-for-sale investments	(950,560)	(656,728)
Sales and maturities of available-for-sale investments	584,186	517,707
Acquisition of SMSC, net of cash acquired	—	(731,746)
Other business acquisitions, net of cash acquired	(11,187)	(20,556)
Investments in other assets	(7,462)	(4,018)
Proceeds from sale of assets	16,200	306
Capital expenditures	(79,536)	(36,076)
Net cash used in investing activities	(448,359)	(931,111)
Cash flows from financing activities:
Repayments of revolving loan under previous credit facility	(650,000)	(130,000)
Repayments of revolving loan under new credit facility	(153,500)	—
Proceeds from borrowings on revolving loan under previous credit facility	30,000	740,000
Proceeds from borrowings on revolving loan under new credit facility	453,500	—
Proceeds from issuance of long-term borrowings	350,000	—
Deferred financing costs	(7,515)	—
Payment of cash dividends	(210,322)	(204,592)
Proceeds from sale of common stock	24,752	22,619
Contingent consideration payment	(14,700)	—
Capital lease payments	(313)	—
Excess tax benefit from share-based compensation	—	154
Net cash (used in) provided by financing activities	(178,098)	428,181
Effect of foreign exchange rate changes on cash and cash equivalents	—	986
Net decrease in cash and cash equivalents	(153,234)	(170,462)
Cash and cash equivalents at beginning of period	528,334	635,755
Cash and cash equivalents at end of period	$375,100	$465,293
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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC).  The information furnished herein reflects all adjustments which are, in the opinion of management, of a normal recurring nature and necessary for a fair statement of the results for the interim periods reported. Certain information and footnote disclosures normally included in audited consolidated financial statements have been condensed or omitted pursuant to such SEC rules and regulations.  It is suggested that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2013.  The results of operations for the nine months ended December 31, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2014 or for any other period.

(2)	Reclassification of Prior Periods

In the quarter ended December 31, 2013, the Company identified an error to the presentation on the condensed consolidated statements of cash flows of the amortization of premium of available-for-sale investments. The Company previously included the amortization of the premium as an investing activity. This amortization is a non-cash expense that should be recorded in the adjustments to reconcile net income to net cash provided by operating activities. The Company has corrected this error in the current period, and has conformed previous periods to the current presentation. Based on the Company's evaluation of relevant quantitative and qualitative factors, it determined that the classification errors are immaterial to the prior period financial statements and the Company plans to correct the comparative presentation of the prior periods in future filings. The effect on net cash provided by operating activities and net cash used in investing activities for the previous period covered by this report are shown below (amounts in thousands):

	Nine Months Ended
	December 31, 2012
	As reported	Adjustment	As adjusted
Cash flows from operating activities
Amortization of premium on available-for-sale investments	$—	$10,304	$10,304
Net cash provided by operating activities	321,178	10,304	331,482

Cash flows from investing activities
Purchases of available-for-sale investments	(646,424)	(10,304)	(656,728)
Net cash used in investing activities	(920,807)	(10,304)	(931,111)

This correction does not affect the Company's condensed consolidated statements of income, condensed consolidated balance sheets or condensed consolidated statements of comprehensive income for any periods.

(3)	Business Acquisitions
On November 21, 2013, the Company completed an acquisition which was accounted for under the acquisition method of accounting. The Company had a prior 18.3% ownership interest in the acquired company accounted for as a cost method investment and recognized an approximate $2.4 million gain to write that ownership interest up to fair value in the three and nine-month periods ended December 31, 2013. The total consideration paid for the remaining 81.7% equity of the business, net of cash acquired, was $9.0 million. The purchase price of the acquisition resulted in purchased intangible assets of $4.1 million and goodwill of approximately $6.4 million. The purchased intangible assets are being amortized over a weighted average period of approximately 8 years.
On August 2, 2012, the Company acquired Standard Microsystems Corporation (SMSC), a publicly traded company based in Hauppauge, New York. The acquisition was accounted for under the acquisition method of accounting. The Company retained an independent third-party appraiser to assist management in its valuation. The table below represents the allocation of the purchase price, including adjustments to the purchase price allocation from the previously reported figures at March 31, 2013, to the net assets acquired based on their estimated fair values as of August 2, 2012. The purchase price allocation was finalized as of August 2, 2013. All adjustments shown in the table below were recorded during the three months ended June 30, 2013 (amounts in thousands):

Assets acquired	Previously Reported March 31, 2013	Adjustments	December 31, 2013
Cash and cash equivalents	$180,925	$—	$180,925
Accounts receivable, net	58,441	—	58,441
Inventories	86,244	—	86,244
Prepaid expenses	5,617	—	5,617
Deferred tax assets	15,843	—	15,843
Other current assets	17,578	—	17,578
Property, plant and equipment, net	35,608	—	35,608
Long-term investments	24,275	—	24,275
Goodwill	169,065	(3,473)	165,592
Intangible assets, net	10,214	—	10,214
Purchased intangible assets	517,800	—	517,800
Other assets	3,835	—	3,835
Total assets acquired	1,125,445	(3,473)	1,121,972

Liabilities assumed
Accounts payable	(28,035)	—	(28,035)
Accrued liabilities	(62,038)	(209)	(62,247)
Deferred income on shipments to distributors	(11,376)	—	(11,376)
Long-term income tax payable	(72,781)	—	(72,781)
Deferred tax liability	(21,079)	4,397	(16,682)
Other liabilities	(10,535)	(715)	(11,250)
Total liabilities assumed	(205,844)	3,473	(202,371)
Purchase price allocated	$919,601	$—	$919,601

(4)	Recently Issued Accounting Pronouncements

In the first quarter of fiscal 2014, the Company adopted the provisions of Accounting Standard Update 2013-02 Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which required the disclosure of amounts reclassified out of accumulated other comprehensive income (AOCI) to net income. The adoption of this provision did not have a material impact on the Company's consolidated financial statements and related disclosures (See Note 19).

(5)	Special Charges

During the three and nine months ended December 31, 2013, the Company incurred severance related, office closing and other costs associated with its acquisition activity of $0.8 million and $2.5 million, respectively.

During the three and nine months ended December 31, 2012, the Company incurred approximately $2.6 million and $13.4 million, respectively, of severance related, office closing, and other costs associated with the acquisition of SMSC. Also, during the nine months ended December 31, 2012, the Company incurred legal settlement costs of approximately $11.5 million for certain legal matters related to Silicon Storage Technology, Inc. (which the Company acquired in April 2010) in excess of previously accrued amounts.

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

The following table represents net sales and gross profit for each segment for the three and nine months ended December 31, 2013 (amounts in thousands):

	Three Months Ended		Nine Months Ended
	December 31, 2013		December 31, 2013
	Net Sales	Gross Profit	Net Sales	Gross Profit
Semiconductor products	$458,298	$258,646	$1,366,415	$766,739
Technology licensing	24,074	24,074	71,418	71,418
	$482,372	$282,720	$1,437,833	$838,157

The following table represents net sales and gross profit for each segment for the three and nine months ended December 31, 2012 (amounts in thousands):

	Three Months Ended		Nine Months Ended
	December 31, 2012		December 31, 2012
	Net Sales	Gross Profit	Net Sales	Gross Profit
Semiconductor products	$394,709	$179,090	$1,089,738	$537,679
Technology licensing	21,338	21,338	61,741	61,741
	$416,047	$200,428	$1,151,479	$599,420

(7)	Investments

The Company's investments are intended to establish a high-quality portfolio that preserves principal, meets liquidity needs, avoids inappropriate concentrations, and delivers an appropriate yield in relationship to the Company's investment guidelines and market conditions.  The following is a summary of available-for-sale securities at December 31, 2013 (amounts in thousands):

	Available-for-sale Securities
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Government agency bonds	$741,492	$164	$(5,645)	$736,011
Municipal bonds	51,940	20	(209)	51,751
Auction rate securities	9,827	—	—	9,827
Corporate bonds and debt	857,038	2,858	(1,258)	858,638
	$1,660,297	$3,042	$(7,112)	$1,656,227

The following is a summary of available-for-sale and marketable equity securities at March 31, 2013 (amounts in thousands):

	Available-for-sale Securities
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Government agency bonds	$558,116	$335	$(298)	$558,153
Municipal bonds	25,000	146	(8)	25,138
Auction rate securities	33,459	332	—	33,791
Corporate bonds and debt	680,144	5,137	(159)	685,122
Marketable equity securities	5,270	239	—	5,509
	$1,301,989	$6,189	$(465)	$1,307,713

At December 31, 2013, the Company's available-for-sale debt securities are presented on the condensed consolidated balance sheets as short-term investments of $932.3 million and long-term investments of $723.9 million.  At March 31, 2013, the Company’s available-for-sale debt securities and marketable equity securities are presented on the condensed consolidated balance sheets as short-term investments of $1,050.3 million and long-term investments of $257.5 million.

At December 31, 2013, the Company evaluated its investment portfolio and noted unrealized losses of $7.1 million on its debt securities which were due primarily to higher interest rates and resulting declines in market prices.  Management does not believe any of the unrealized losses represent an other-than-temporary impairment based on its evaluation of available evidence as of December 31, 2013 and the Company's intent is to hold these investments until these assets are no longer impaired, except for certain auction rate securities (ARS).  For those debt securities not scheduled to mature until after December 31, 2014, such recovery is not anticipated to occur in the next year and these investments have been classified as long-term investments.

The amortized cost and estimated fair value of the available-for-sale securities at December 31, 2013, by contractual maturity, excluding corporate debt of $6.2 million, which has no contractual maturity, are shown below (amounts in thousands).  Expected maturities can differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties, and the Company views its available-for-sale securities as available for current operations.

	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale
Due in one year or less	$190,841	$721	$—	$191,562
Due after one year and through five years	1,332,690	2,321	(2,223)	1,332,788
Due after five years and through ten years	120,749	—	(4,889)	115,860
Due after ten years	9,827	—	—	9,827
	$1,654,107	$3,042	$(7,112)	$1,650,037

The Company had no material realized gains or losses from the sale of available-for-sale marketable equity securities or debt securities during each of the three and nine-month periods ended December 31, 2013 and 2012.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Assets measured at fair value on a recurring basis at December 31, 2013 are as follows (amounts in thousands):

	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Assets
Money market mutual funds	$114,235	$—	$—	$114,235
Corporate bonds and debt	—	852,448	6,190	858,638
Government agency bonds	—	736,011	—	736,011
Deposit accounts	—	260,865	—	260,865
Municipal bonds	—	51,751	—	51,751
Auction rate securities	—	—	9,827	9,827
Total assets measured at fair value	$114,235	$1,901,075	$16,017	$2,031,327

Assets and liabilities measured at fair value on a recurring basis at March 31, 2013 are as follows (amounts in thousands):

	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Assets
Money market fund deposits	$100,878	$—	$—	$100,878
Marketable equity securities	5,509	—	—	5,509
Corporate bonds and debt	—	678,932	6,190	685,122
Government agency bonds	—	558,153	—	558,153
Deposit accounts	—	427,456	—	427,456
Municipal bonds	—	25,138	—	25,138
Auction rate securities	—	—	33,791	33,791
Total assets measured at fair value	$106,387	$1,689,679	$39,981	$1,836,047

Liabilities
Contingent consideration	$—	$—	$19,100	$19,100
Total liabilities measured at fair value	$—	$—	$19,100	$19,100

There were no transfers between Level 1 and Level 2 during the three and nine-month periods ended December 31, 2013 or the year ended March 31, 2013.

At December 31, 2013, the Company's ARS for which recent auctions were unsuccessful are made up of securities related to the insurance industry valued at $9.8 million. At March 31, 2013, the Company's ARS for which recent auctions were unsuccessful were made up of bonds related to the insurance sector valued at $9.8 million, securities related to the energy and telecommunications sectors valued at $5.3 million, and student loan securities valued at $18.7 million.
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
Level 3 liabilities at March 31, 2013 include contingent consideration from the Company's Roving Networks acquisition, which was fully paid as of December 31, 2013. The Company evaluates the estimated fair value of its contingent consideration on a quarterly basis based on certain revenue and gross margin performance criteria and records fair value adjustments as necessary.

The following tables present a reconciliation for all assets and liabilities measured at fair value on a recurring basis, excluding accrued interest components, using significant unobservable inputs (Level 3) for the nine months ended December 31, 2013, and the year ended March 31, 2013 (amounts in thousands):

Nine months ended December 31, 2013	Auction Rate Securities	Corporate Debt	Contingent Consideration	Total Gains (Losses)
Balance at March 31, 2013	$33,791	$6,190	$(19,100)	$—
Total gains (losses) (realized and unrealized):
Included in earnings	1,103	—	(1,370)	(267)
Included in other comprehensive income	(332)	—	—	(332)
Purchases, sales, issuances, and settlements, net	(24,735)	—	20,470	—
Balance at December 31, 2013	$9,827	$6,190	$—	$(599)

Year ended March 31, 2013	Auction Rate Securities	Corporate Debt	Contingent Consideration	Total Gains (Losses)
Balance at March 31, 2012	$10,246	$4,625	$—	$—
Total gains (losses) (realized and unrealized):
Included in earnings	(412)	—	(4,400)	$(4,813)
Included in other comprehensive income	332	—	—	332
Purchases, sales, issuances, and settlements, net	(650)	1,565	—	—
Acquisition-related	24,275	—	(14,700)	—
Balance at March 31, 2013	$33,791	$6,190	$(19,100)	$(4,481)

Assets measured at fair value on a recurring basis are presented/classified on the condensed consolidated balance sheets at December 31, 2013 as follows (amounts in thousands):

	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Assets
Cash and cash equivalents	$114,235	$260,865	$—	$375,100
Short-term investments	—	932,302	—	932,302
Long-term investments	—	707,908	16,017	723,925
Total assets measured at fair value	$114,235	$1,901,075	$16,017	$2,031,327

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

Financial Assets Not Recorded at Fair Value on a Recurring Basis

The Company's non-marketable equity and cost-method investments are not recorded at fair value on a recurring basis.  These investments are monitored on a quarterly basis for impairment charges.  The investments will only be recorded at fair value when an impairment charge is recognized.  There were no impairment charges recognized on these investments in the three and nine months ended December 31, 2013. The Company recognized impairment charges of $0.5 million during the three and nine months ended December 31, 2012. These investments are included in other assets on the condensed consolidated balance sheet.

(9)	Fair Value of Financial Instruments

The carrying amount of cash equivalents approximates fair value because their maturity is less than three months.  Management believes the carrying amount of the equity and cost-method investments materially approximated fair value at December 31, 2013 based upon unobservable inputs. The fair values of these investments have been determined as Level 3 fair value measurements. The fair values of the Company's line of credit and short-term and long-term borrowings are estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements and approximate carrying value. Based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities, the fair value of the Company's line of credit and long-term borrowings at December 31, 2013 approximated book value and are considered Level 2 in the fair value hierarchy described in Note 8. The carrying amount of accounts receivable, accounts payable and accrued liabilities approximates fair value due to the short-term maturity of the amounts.  The fair value of the Company's junior subordinated convertible debentures was $1.987 billion at December 31, 2013 and $1.639 billion at March 31, 2013 based on observable market prices for these debentures, which are traded in less active markets and are therefore classified as a Level 2 fair value measurement.

(10)	Accounts Receivable

Accounts receivable consists of the following (amounts in thousands):

	December 31, 2013	March 31, 2013
Trade accounts receivable	$224,832	$230,469
Other	2,102	2,250
	226,934	232,719
Less allowance for doubtful accounts	2,661	2,764
	$224,273	$229,955

(11)	Inventories

The components of inventories consist of the following (amounts in thousands):

	December 31, 2013	March 31, 2013
Raw materials	$9,555	$9,020
Work in process	187,822	181,750
Finished goods	77,252	51,564
	$274,629	$242,334

Inventories are valued at the lower of cost or market using the first-in, first-out method. Inventory impairment charges establish a new cost basis for inventory and charges are not subsequently reversed to income even if circumstances later suggest that increased carrying amounts are recoverable.

(12)	Property, Plant and Equipment

Property, plant and equipment consists of the following (amounts in thousands):

	December 31, 2013	March 31, 2013
Land	$55,601	$47,102
Building and building improvements	407,520	396,611
Machinery and equipment	1,442,169	1,377,814
Projects in process	62,217	76,158
	1,967,507	1,897,685
Less accumulated depreciation and amortization	1,446,942	1,383,141
	$520,565	$514,544

Depreciation expense attributed to property, plant and equipment was $22.2 million and $66.7 million for the three and nine months ended December 31, 2013, respectively, and $23.0 million and $66.0 million for the three and nine months ended December 31, 2012, respectively.

(13)	Accrued Liabilities

Accrued liabilities consist of the following (amounts in thousands):

	December 31, 2013	March 31, 2013
Acquisition related contingent consideration	$—	$19,100
Other accrued expenses	96,176	108,008
	$96,176	$127,108

(14)	Income Taxes

The provision for income taxes reflects tax on foreign earnings and federal and state tax on U.S. earnings.  The Company had an effective tax rate of 9.7% for the nine-month period ended December 31, 2013 and 34.1% for the nine-month period ended December 31, 2012.  During the three and nine months ended December 31, 2013, the Company recognized a net $6.2 million one-time tax benefit associated with a favorable settlement of an IRS examination for fiscal years 2009 and 2010 offset by unfavorable items associated with the filing of the Company's fiscal 2013 tax returns as compared to its year-end tax provisions. The Company's effective tax rate is lower than statutory rates in the U.S. due primarily to its mix of earnings in foreign jurisdictions with lower tax rates and the aforementioned net tax benefit. The Company's effective tax rate was higher in the December 31, 2012 period due to certain tax expenses associated with the acquisition of SMSC.

At December 31, 2013, the Company had $179.2 million of unrecognized tax benefits.  Unrecognized tax benefits decreased by $3.5 million compared to March 31, 2013 primarily as a result of the release of accruals related to the settlement of an IRS audit offset by the ongoing accrual for uncertain tax positions and the accrual of deficiency interest on these positions.

The Company files U.S. federal, U.S. state, and foreign income tax returns.  For U.S. federal, and in general for U.S. state tax returns, the fiscal 2011 and later tax years remain open for examination by tax authorities.  The IRS is currently auditing SMSC's 2011 and 2012 tax years.  For foreign tax returns, the Company is generally no longer subject to income tax examinations for years prior to fiscal 2005.

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

(15)	2.125% Junior Subordinated Convertible Debentures

The Company's $1.15 billion principal amount of 2.125% junior subordinated convertible debentures due December 15, 2037, are subordinated in right of payment to any future senior debt of the Company and are effectively subordinated in right of payment to the liabilities of the Company's subsidiaries.  The debentures are convertible, subject to certain conditions, into shares of the Company's common stock at an initial conversion rate of 29.2783 shares of common stock per $1,000 principal amount of debentures, representing an initial conversion price of approximately $34.16 per share of common stock.  As of December 31, 2013, the holders of the debentures had the right to convert their debentures between October 1, 2013 and December 31, 2013 because for at least 20 trading days during the 30 consecutive trading day period ending on December 31, 2013, the Company's common stock had a last reported sale price greater than 130% of the conversion price. As of December 31, 2013, a holder could realize more economic value by selling its debentures in the over the counter market than from converting its debentures. As a result of cash dividends paid since the issuance of the debentures, the conversion rate has been adjusted to 38.3572 shares of common stock per $1,000 of principal amount of debentures, representing a conversion price of approximately $26.07 per share of common stock.

As the debentures can be settled in cash upon conversion, for accounting purposes, the debentures were bifurcated into a liability component and an equity component, which are both initially recorded at fair value.  The carrying value of the equity component at December 31, 2013 and at March 31, 2013 was $822.4 million.  The estimated fair value of the liability component of the debentures at the issuance date was $327.6 million, resulting in a debt discount of $822.4 million.  The unamortized debt discount was $779.5 million at December 31, 2013 and $786.2 million at March 31, 2013.  The carrying value of the debentures was $369.6 million at December 31, 2013 and $363.4 million at March 31, 2013.  The remaining period over which the unamortized debt discount will be recognized as non-cash interest expense is 24 years.  In the three and nine months ended December 31, 2013, the Company recognized $2.3 million and $6.7 million, respectively, in non-cash interest expense related to the amortization of the debt discount.  In the three and nine months ended December 31, 2012, the Company recognized $2.1 million and $6.1 million, respectively, in non-cash interest expense related to the amortization of the debt discount.  The Company recognized $6.1 million and $18.3 million of interest expense related to the 2.125% coupon on the debentures in each of the three and nine-month periods ended December 31, 2013 and December 31, 2012, respectively.

(16)	Credit Facility

On June 27, 2013, the Company entered into a $2.0 billion credit agreement among the Company, the lenders from time to time that are parties thereto and JPMorgan Chase Bank, N.A., as administrative agent (the Credit Agreement). The Credit Agreement provides for a $350 million term loan and a $1.65 billion revolving credit facility, with a $125 million foreign currency sublimit, a $35 million letter of credit sublimit and a $25 million swingline loan sublimit, terminating on June 27, 2018 (the Maturity Date). The Credit Agreement also contains an increase option permitting the Company, subject to certain requirements, to arrange with existing lenders and/or new lenders for them to provide up to an aggregate of $300 million in additional commitments, which may be for revolving loans or term loans. Proceeds of loans made under the Credit Agreement may be used for working capital and general corporate purposes. The Credit Agreement replaced another credit agreement the Company had in place since August 2011. At December 31, 2013, $650.0 million of borrowings were outstanding under the Credit Agreement consisting of $300.0 million of a revolving line of credit and $350.0 million of a term loan, net of $1.2 million of debt discount resulting from amounts paid to the lenders.

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

Interest is due and payable in arrears quarterly for loans bearing interest at the base rate and at the end of an interest period (or at each three-month interval in the case of loans with interest periods greater than three months) in the case of loans bearing interest at the adjusted LIBOR rate. Interest expense related to the Credit Agreement was approximately $4.1 million in the three months ended December 31, 2013 and $11.5 million in the nine months ended December 31, 2013. Interest expense related to the Company's prior credit agreement was approximately $3.1 million and $6.1 million in the three and nine months ended December 31, 2012, respectively. Principal, together with all accrued and unpaid interest, is due and payable on the Maturity Date. The Company may prepay the loans and terminate the commitments, in whole or in part, at any time without premium or penalty, subject to certain conditions including minimum amounts in the case of commitment reductions and reimbursement of certain costs in the case of prepayments of LIBOR loans.

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

The Credit Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict the Company and its subsidiaries' ability to, among other things, incur subsidiary indebtedness, grant liens, merge or consolidate, dispose of assets, make investments, make acquisitions, enter into certain transactions with affiliates, pay dividends or make distributions, repurchase stock, enter into restrictive agreements and enter into sale and leaseback transactions, in each case subject to customary exceptions for a credit facility of this size and type. The Company is also required to maintain compliance with a consolidated leverage ratio and a consolidated interest coverage ratio. At December 31, 2013, the Company was in compliance with these covenants.

The Credit Agreement includes customary events of default that include, among other things, non-payment defaults, inaccuracy of representations and warranties, covenant defaults, cross default to material indebtedness, bankruptcy and insolvency defaults, material judgment defaults, ERISA defaults and a change of control default. The occurrence of an event of default could result in the acceleration of the obligations under the Credit Agreement. Under certain circumstances, a default interest rate will apply on all obligations during the existence of an event of default under the Credit Agreement at a per annum rate equal to 2.00% above the applicable interest rate for any overdue principal and 2.00% above the rate applicable for base rate loans for any other overdue amounts.

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

The Company's technology license agreements generally include an indemnification clause that indemnifies the licensee against liability and damages (including legal defense costs) arising from any claims of patent, copyright, trademark or trade secret infringement by the Company's proprietary technology.  The terms of these indemnification provisions approximate the terms of the outgoing technology license agreements, which are typically perpetual unless terminated by either party for breach.  The possible amount of future payments the Company could be required to make based on agreements that specify indemnification limits, if such indemnifications were required on all of these agreements, is approximately $121 million. There are some licensing agreements in place that do not specify indemnification limits.  The Company had not recorded any liabilities related to these indemnification obligations as of December 31, 2013.

Contingent liabilities in the amount of $13.0 million were recorded in connection with the Company's April 8, 2010 acquisition of Silicon Storage Technology Inc. (SST) as an adverse outcome was determined to be probable and estimable.  One of the contingent liabilities associated with the SST acquisition was resolved in the second quarter of fiscal 2013 with legal settlement costs of approximately $11.5 million for certain legal matters related to SST in excess of previously accrued amounts, which were expensed as special charges in the statement of income. At December 31, 2013, $5.7 million of the original contingent liabilities recorded were still outstanding.

(18)	Derivative Instruments

The Company has international operations and is thus subject to foreign currency rate fluctuations.  To help manage the risk of changes in foreign currency rates, the Company periodically enters into derivative contracts comprised of foreign currency forward contracts to hedge its asset and liability foreign currency exposure and a portion of its foreign currency operating expenses.  Approximately 99% of the Company's sales are U.S. dollar denominated.  To date, the exposure related to foreign exchange rate volatility has not been material to the Company's operating results.  As of December 31, 2013, the Company had no foreign currency forward contracts outstanding. As of March 31, 2013, the Company had foreign currency forward contracts with notional amounts of $6.0 million to economically hedge certain balance sheet exposures related to the Japanese yen. As these contracts were executed at or near the end of the respective periods, there were no unrecognized gains or losses on these contracts at March 31, 2013. The Company recognized an immaterial amount of net realized gains and losses on foreign currency forward contracts in each of the three and nine months ended December 31, 2013 and 2012. Gains and losses from changes in the fair value of these foreign currency forward contracts are credited or charged to Other Income (Expense). The Company does not apply hedge accounting to its foreign currency derivative instruments.

(19)	Comprehensive Income

The following table presents the changes in the components of accumulated other comprehensive income (AOCI) for the nine months ended December 31, 2013 (amounts in thousands):

	Unrealized holding gains (losses) available-for-sale securities	Minimum pension liability	Foreign Currency	Total
Balance at March 31, 2013	$5,444	$52	$1,439	$6,935
Other comprehensive loss before reclassifications	(8,011)	—	—	(8,011)
Amounts reclassified from accumulated other comprehensive income (loss)	(1,503)	—	—	(1,503)
Net other comprehensive loss	(9,514)	—	—	(9,514)
Balance at December 31, 2013	$(4,070)	$52	$1,439	$(2,579)

The table below details where reclassifications of realized transactions out of AOCI are recorded on the Consolidated Statements of Income.

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
Description of AOCI Component	2013	2012	2013	2012	Related Statement of Income Line
Unrealized gains on available-for-sale securities	$113	$14	$2,279	$235	Other income
Taxes	—	—	(776)	(51)	Provision for income taxes
Reclassification of realized transactions, net of taxes	$113	$14	$1,503	$184	Net Income

(20)	Share-Based Compensation

The following table presents the details of the Company's share-based compensation expense (amounts in thousands):

	Three Months Ended				Nine Months Ended
	December 31,				December 31,
	2013		2012		2013		2012
Cost of sales	$1,841	(1)	$1,834	(1)	$5,674	(1)	$5,758	(1)
Research and development	6,141		6,172		18,762		16,562
Selling, general and administrative	5,737		6,114		16,939		22,339
Pre-tax effect of share-based compensation	13,719		14,120		41,375		44,659
Income tax benefit	1,510		2,755		4,501		7,496
Net income effect of share-based compensation	$12,209		$11,365		$36,874		$37,163

(1) During the three and nine months ended December 31, 2013, $1.9 million and $5.7 million, respectively, of share-based compensation expense was capitalized to inventory and $1.8 million and $5.7 million, respectively, of previously capitalized share-based compensation expenses in inventory was sold.  During the three and nine months ended December 31, 2012, $1.8 million and $5.3 million, respectively, of share-based compensation expense was capitalized to inventory and $1.8 million and $5.8 million, respectively, of previously capitalized share-based compensation expense in inventory was sold.

(21)	Net Income Per Common Share

The following table sets forth the computation of basic and diluted net income per common share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2013	2012	2013	2012
Net income	$105,401	$10,173	$283,786	$67,699
Weighted average common shares outstanding	198,759	194,958	197,845	194,157
Dilutive effect of stock options and RSUs	3,834	3,725	3,882	3,709
Dilutive effect of convertible debt	16,496	5,722	14,216	6,687
Weighted average common and potential common shares outstanding	219,089	204,405	215,943	204,553
Basic net income per common share	$0.53	$0.05	$1.43	$0.35
Diluted net income per common share	$0.48	$0.05	$1.31	$0.33

Diluted net income per common share for the three and nine months ended December 31, 2013 includes 16,496,384 shares and 14,215,573 shares, respectively, issuable upon the exchange of debentures (see Note 15).  Diluted net income per common share for the three and nine months ended December 31, 2012 includes 5,721,774 and 6,687,078 shares, respectively, issuable upon the exchange of debentures.  The debentures have no impact on diluted net income per common share unless the average price of the Company's common stock exceeds the conversion price because the principal amount of the debentures will be settled in cash upon conversion.  Prior to conversion, the Company will include, in the diluted net income per common share calculation, the effect of the additional shares that may be issued when the Company's common stock price exceeds the conversion price using the treasury stock method.  The weighted average conversion price per share used in calculating the dilutive effect of the convertible debt for the three and nine-month periods ended December 31, 2013 was $26.19 and $26.43, respectively. The weighted average conversion price per share used in calculating the dilutive effect of the convertible debt for the three and nine-month period ended December 31, 2012 was $27.21 and $27.51, respectively.

Weighted average common shares exclude the effect of option shares which are not dilutive.  There were no antidilutive option shares for the three and nine months ended December 31, 2013. For the three and nine months ended December 31, 2012, the number of option shares that were antidilutive was 124,395 and 110,021, respectively.

(22)	Dividends

A quarterly cash dividend of $0.3545 per share was paid on December 5, 2013 in the aggregate amount of $70.6 million.  Through the first nine months of fiscal 2014, cash dividends of $1.062 per share have been paid in the aggregate of $210.3 million. A quarterly cash dividend of $0.355 per share was declared on January 30, 2014 and will be paid on March 7, 2014 to stockholders of record as of February 21, 2014. The Company expects the March 2014 payment of its quarterly cash dividend to be approximately $70.7 million.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

This report, including "Part I – Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Part II - Item 1A Risk Factors" contains certain forward-looking statements that involve risks and uncertainties, including statements regarding our strategy, financial performance and revenue sources.  We use words such as "anticipate," "believe," "plan," "expect," "future," "intend" and similar expressions to identify forward-looking statements.  Our actual results could differ materially from the results anticipated in these forward-looking statements as a result of certain factors including those set forth under "Risk Factors," beginning at page 37 and elsewhere in this Form 10-Q.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  You should not place undue reliance on these forward-looking statements.  We disclaim any obligation to update information contained in any forward-looking statement.  These forward-looking statements include, without limitation, statements regarding the following:

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

•
Our expectation that our inventory levels will be relatively flat to down modestly in the March 2014 quarter compared to the December 2013 quarter and that it will allow us to maintain competitive lead times;

•	The effect that distributor and customer inventory holding patterns will have on us;

•	Our belief that customers recognize our products and brand name and use distributors as an effective supply channel;

•	Anticipating increased customer requirements to meet voluntary criteria related to the reduction or elimination of substances in our products;

•	Our belief that deferred cost of sales are recorded at their approximate carrying value and will have low risk of material impairment;

•	Our belief that our direct sales personnel combined with our distributors provide an effective means of reaching our customer base;

•	Our ability to increase the proprietary portion of our analog and interface product lines and the effect of such an increase;

•	Our belief that our processes afford us both cost-effective designs in existing and derivative products and greater functionality in new product designs;

•	The impact of any supply disruption we may experience;

•	Our ability to effectively utilize our facilities at appropriate capacity levels and anticipated costs;

•	That we adjust capacity utilization to respond to actual and anticipated business and industry-related conditions;

•	That our existing facilities will provide sufficient capacity to respond to increases in demand with modest incremental capital expenditures;

•	That manufacturing costs will be reduced by transition to advanced process technologies;

•	Our ability to maintain manufacturing yields;

•	Continuing our investments in new and enhanced products;

•	The cost effectiveness of using our own assembly and test operations;

•	Our anticipated level of capital expenditures;

•	Continuation and amount of quarterly cash dividends;

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

We begin our Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) with a summary of Microchip's overall business strategy to give the reader an overview of the goals of our business and the overall direction of our business and products.  This is followed by a discussion of the Critical Accounting Policies and Estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results.  We then discuss our Results of Operations for the three and nine months ended December 31, 2013 compared to the three and nine months ended December 31, 2012.  We then provide an analysis of changes in our balance sheet and cash flows, and discuss our financial commitments in sections titled "Liquidity and Capital Resources," "Contractual Obligations" and "Off-Balance Sheet Arrangements."

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

Critical Accounting Policies and Estimates

General

Our discussion and analysis of Microchip's financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S.  We review the accounting policies we use in reporting our financial results on a regular basis.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent liabilities.  On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, business combinations, share-based compensation, inventories, income taxes, junior subordinated convertible debentures and contingencies.  We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  Our results may differ from these estimates due to actual outcomes being different from those on which we based our assumptions.  We review these estimates and judgments on an ongoing basis.  We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements.  We also have other policies that we consider key accounting policies, such as our policy regarding revenue recognition to original equipment manufacturers (OEMs); however, we do not believe these policies require us to make estimates or judgments that are as difficult or subjective as our policies described below.

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

We sell the majority of the items in our product catalog to our distributors worldwide at a uniform list price.  However, distributors resell our products to end customers at a very broad range of individually negotiated price points.  The majority of our distributors' resales require a reduction from the original list price paid.  Often, under these circumstances, we remit back to the distributor a portion of their original purchase price after the resale transaction is completed in the form of a credit against the distributors' outstanding accounts receivable balance.  The credits are on a per unit basis and are not given to the distributor until they provide information to us regarding the sale to their end customer.  The price reductions vary significantly based on the customer, product, quantity ordered, geographic location and other factors, and discounts to a price less than our cost have historically been rare.  The effect of granting these credits establishes the net selling price to our distributors for the product and results in the net revenue recognized by us when the product is sold by the distributors to their end customers.  Thus, a portion of the "deferred income on shipments to distributors" balance represents the amount of distributors' original purchase price that will be credited back to the distributor in the future.  The wide range and variability of negotiated price concessions granted to distributors does not allow us to accurately estimate the portion of the balance in the deferred income on shipments to distributors' account that will be credited back to the distributors.  Therefore, we do not reduce deferred income on shipments to distributors or accounts receivable by anticipated future concessions; rather, price concessions are typically recorded against deferred income on shipments to distributors and accounts receivable when incurred, which is generally at the time the distributor sells the product.  At December 31, 2013, we had approximately $215.5 million of deferred revenue and $72.2 million in deferred cost of sales recognized as $143.3 million of deferred income on shipments to distributors.  At March 31, 2013, we had approximately $201.8 million of deferred revenue and $62.8 million in deferred cost of sales recognized as $139.0 million of deferred income on shipments to distributors.  The deferred income on shipments to distributors that will ultimately be recognized in our income statement will be lower than the amount reflected on the balance sheet due to additional price credits to be granted to the distributors when the product is sold to their customers.  These additional price credits historically have resulted in the deferred income approximating the overall gross margins that we recognize in the distribution channel of our business.

Distributor advances, reflected as a reduction of deferred income on shipments to distributors on our condensed consolidated balance sheets, totaled $91.7 million at December 31, 2013 and $70.1 million at March 31, 2013.  On sales to distributors, our payment terms generally require the distributor to settle amounts owed to us for an amount in excess of their ultimate cost.  The sales price to our distributors may be higher than the amount that the distributors will ultimately owe us because distributors often negotiate price reductions after purchasing the product from us and such reductions are often significant.  It is our practice to apply these negotiated price discounts to future purchases, requiring the distributor to settle receivable balances, on a current basis, generally within 30 days, for amounts originally invoiced.  This practice has an adverse impact on the working capital of our distributors.  As such, we have entered into agreements with certain distributors whereby we advance cash to the distributors to reduce the distributor's working capital requirements.  These advances are reconciled at least on a quarterly basis and are estimated based on the amount of ending inventory as reported by the distributor multiplied by a negotiated percentage.  Such advances have no impact on our revenue recognition or our condensed consolidated statements of income.  We process discounts taken by distributors against our deferred income on shipments to distributors' balance and true-up the advanced amounts generally after the end of each completed fiscal quarter.  The terms of these advances are set forth in binding legal agreements and are unsecured, bear no interest on unsettled balances and are due upon demand.  The agreements governing these advances can be canceled by us at any time.

We reduce product pricing through price protection based on market conditions, competitive considerations and other factors.  Price protection is granted to distributors on the inventory they have on hand at the date the price protection is offered.  When we reduce the price of our products, it allows the distributor to claim a credit against its outstanding accounts receivable balances based on the new price of the inventory it has on hand as of the date of the price reduction.  There is no immediate revenue impact from the price protection, as it is reflected as a reduction of the deferred income on shipments to distributors balance.

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

Share-Based Compensation

We measure fair value and recognize compensation expense for all share-based payment awards, including grants of employee stock options, RSUs, stock appreciation rights, and employee stock purchase rights, to be recognized in our financial statements based on their respective grant date fair values.  Total share-based compensation during the nine months ended December 31, 2013 was $41.4 million, of which $35.7 million was reflected in operating expenses.  Total share-based compensation reflected in cost of sales during the nine months ended December 31, 2013 was $5.7 million.  Total share-based compensation included in our inventory balance was $5.5 million at December 31, 2013.

Determining the appropriate fair-value model and calculating the fair value of share-based awards at the date of grant requires judgment.  The fair value of our RSUs is based on the fair market value of our common stock on the date of grant discounted for expected future dividends.  We use the Black-Scholes option pricing model to estimate the fair value of employee stock options and rights to purchase shares under our employee stock purchase plans.  Option pricing models, including the Black-Scholes model, also require the use of input assumptions, including expected volatility, expected life, expected dividend rate, and expected risk-free rate of return.  We use a blend of historical and implied volatility based on options freely traded in the open market as we believe this is more reflective of market conditions and a better indicator of expected volatility than using purely historical volatility.  The expected life of the awards is based on historical and other economic data trended into the future.  The risk-free interest rate assumption is based on observed interest rates appropriate for the terms of our awards.  The dividend yield assumption is based on our history and expectation of future dividend payouts.  We estimate the number of share-based awards which will be forfeited due to employee turnover.  Quarterly changes in the estimated forfeiture rate can have a significant effect on reported share-based compensation, as the effect of adjusting the rate for all expense amortization after April 1, 2006 is recognized in the period the forfeiture estimate is changed.  If the actual forfeiture rate is higher or lower than the estimated forfeiture rate, then an adjustment is made to increase or decrease the estimated forfeiture rate, which will result in a decrease or increase to the expense recognized in our financial statements.  If forfeiture adjustments are made, they would affect our gross margin, research and development expenses, and selling, general and administrative expenses.  The effect of forfeiture adjustments in the third quarter of fiscal 2014 was immaterial.

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

In periods where our production levels are substantially below our normal operating capacity, the reduced production levels of our manufacturing facilities are charged directly to cost of sales.  Approximately $1.8 million and $17.2 million was charged to cost of sales in the three and nine months ended December 31, 2013, respectively, as a result of decreased production in our wafer fabs compared to approximately $10.5 million and $18.8 million in the three and nine months ended December 31, 2012, respectively.

Income Taxes

As part of the process of preparing our condensed consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate.  This process involves estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes.  These differences result in deferred tax assets and liabilities, which are included within our condensed consolidated balance sheets.  We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income within the relevant jurisdiction and to the extent we believe that recovery is not likely, we must establish a valuation allowance.  We have provided valuation allowances for certain of our deferred tax assets, including state net operating loss carryforwards, foreign tax credits and state tax credits, where it is more likely than not that some portion, or all of such assets, will not be realized. At December 31, 2013, the valuation allowances totaled $93.0 million. Should we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.  At December 31, 2013, our deferred tax asset, net of valuation allowances, was $72.1 million.

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

Junior Subordinated Convertible Debentures

We separately account for the liability and equity components of our junior subordinated convertible debentures in a manner that reflects our nonconvertible debt (unsecured debt) borrowing rate when interest cost is recognized.  This results in a bifurcation of a component of the debt, classification of that component in equity and the accretion of the resulting discount on the debt to be recognized as part of interest expense in our condensed consolidated statements of income.  Additionally, certain embedded features of the debentures qualify as derivatives and are bundled as a compound embedded derivative that is measured at fair value.  Lastly, we include the dilutive effect of the shares of our common stock issuable upon conversion of the outstanding junior subordinated convertible debentures in our diluted income per share calculation regardless of whether the market price trigger or other contingent conversion feature has been met.  We apply the treasury stock method as we have adopted an accounting policy to settle the principal amount of the junior subordinated convertible debentures in cash.  This method results in incremental dilutive shares when the average fair value of our common stock for a reporting period exceeds the conversion price per share which was $26.07 at December 31, 2013 and adjusts as dividends are recorded in the future.

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

Results of Operations

The following table sets forth certain operational data as a percentage of net sales for the periods indicated:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2013	2012	2013	2012
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	41.4	51.8	41.7	47.9
Gross profit	58.6	48.2	58.3	52.1
Research and development	15.8	17.2	15.8	16.0
Selling, general and administrative	13.9	16.7	14.1	17.1
Amortization of acquired intangible assets	4.5	9.5	5.1	6.2
Special charges	0.2	0.6	0.2	2.2
Operating income	24.2%	4.2%	23.1%	10.6%

Net Sales

We operate in two industry segments and engage primarily in the design, development, manufacture and marketing of semiconductor products as well as the licensing of SuperFlash intellectual property.  We sell our products to distributors and OEMs, in a broad range of markets, perform ongoing credit evaluations of our customers and generally require no collateral.  In certain circumstances, a customer's financial condition may require collateral, and, in such cases, the collateral would be provided primarily by letters of credit.

Our net sales for the quarter ended December 31, 2013 were $482.4 million, a decrease of 2.1% from the previous quarter's sales of $492.7 million, and an increase of 15.9% from net sales of $416.0 million in the quarter ended December 31, 2012. Our net sales for the nine months ended December 31, 2013 were $1,437.8 million, an increase of 24.9% from net sales of $1,151.5 million in the nine months ended December 31, 2012. The decrease in net sales in the quarter ended December 31, 2013 over the previous quarter was due primarily to general economic and semiconductor industry conditions. The increase in net sales in the three months ended December 31, 2013 compared to the three months ended December 31, 2012 was due primarily to general economic and semiconductor industry conditions and market share gains. The increase in net sales in the nine months ended December 31, 2013 compared to the nine months ended December 31, 2012 was due primarily to our acquisition of SMSC on August 2, 2012, general economic and semiconductor industry conditions and market share gains. Average selling prices for our semiconductor products were up approximately 1% and 5% for the three and nine-month periods ended December 31, 2013, over the corresponding periods of the previous fiscal year. The number of units of our semiconductor products sold were up approximately 16% and 19% for the three and nine-month periods ended December 31, 2013 over the corresponding periods of the previous fiscal year. The average selling prices and the unit volumes of our sales are impacted by the mix of our products sold and overall semiconductor market conditions.  Key factors related to the amount of net sales during the three and nine-month periods ended December 31, 2013 compared to the three and nine-month periods ended December 31, 2012 include:

•	our acquisition of SMSC during the second quarter of fiscal 2013;

•	global economic conditions in the markets we serve;

•	semiconductor industry conditions;

•	inventory holding patterns of our customers;

•	increasing semiconductor content in our customers' products;

•	customers' increasing needs for the flexibility offered by our programmable solutions;

•	our new product offerings that have increased our served available market; and

•	continued market share gains in the segments of the markets we address.

Sales by product line for the three and nine months ended December 31, 2013 and 2012 were as follows (dollars in thousands):

	Three Months Ended				Nine Months Ended
	December 31,				December 31,
	(unaudited)				(unaudited)
	2013	%	2012	%	2013	%	2012	%
Microcontrollers	$313,305	65.0	$266,033	64.0	$934,614	65.0	$759,690	66.0
Analog, interface and mixed signal products	108,925	22.6	93,305	22.4	320,600	22.3	210,558	18.3
Memory products	32,503	6.7	32,476	7.8	101,482	7.0	109,764	9.5
Technology licensing	24,074	5.0	21,338	5.1	71,418	5.0	61,741	5.4
Other	3,565	0.7	2,895	0.7	9,719	0.7	9,726	0.8
Total sales	$482,372	100.0%	$416,047	100.0%	$1,437,833	100.0%	$1,151,479	100.0%

Microcontrollers

Our microcontroller product line represents the largest component of our total net sales.  Microcontrollers and associated application development systems accounted for approximately 65.0% of our total net sales for each of the three and nine-month periods ended December 31, 2013 compared to approximately 64.0% of our total net sales for the three-month period ended December 31, 2012 and approximately 66.0% of our total net sales for the nine-month period ended December 31, 2012.

Net sales of our microcontroller products increased approximately 17.8% in the three-month period ended December 31, 2013 and approximately 23.0% in the nine-month period ended December 31, 2013 compared to the three and nine-month periods ended December 31, 2012. The sales increase in the three-month period ended December 31, 2013 compared to the three-month period ended December 31, 2012 was driven primarily by market share gains and general economic and semiconductor industry conditions in the end markets we serve including the consumer, automotive, industrial control, communications and computing markets. The sales increase in the nine-month period ended December 31, 2013 compared to the nine-month period ended December 31, 2012 was driven primarily by our acquisition of SMSC, market share gains and general economic and semiconductor industry conditions.

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

Analog, Interface and Mixed Signal Products

Sales of our analog, interface and mixed signal products accounted for approximately 22.6% of our total net sales for the three-month period ended December 31, 2013 and approximately 22.3% of our total net sales for the nine-month period ended December 31, 2013 compared to approximately 22.4% of our total net sales for the three-month period ended December 31, 2012 and approximately 18.3% of our total net sales for the nine-month period ended December 31, 2012.

Net sales of our analog, interface and mixed signal products increased approximately 16.7% in the three-month period ended December 31, 2013 and approximately 52.3% in the nine-month period ended December 31, 2013 compared to the three and nine-month periods ended December 31, 2012. The sales increase in the three-month period ended December 31, 2013 compared to the three-month period ended December 31, 2012 was driven primarily by general economic and semiconductor industry conditions and market share gains achieved within the analog, interface and mixed signal market. The sales increase in the nine-month period ended December 31, 2013 compared to the nine-month period ended December 31, 2012 was driven primarily by our acquisition of SMSC, general economic and semiconductor industry conditions and market share gains achieved within the analog, interface and mixed signal market.

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

Memory Products

Sales of our memory products accounted for approximately 6.7% of our total net sales for the three-month period ended December 31, 2013 and approximately 7.0% of our total net sales for the nine-month period ended December 31, 2013 compared to approximately 7.8% of our total net sales for the three-month period ended December 31, 2012 and approximately 9.5% of our total net sales for the nine-month period ended December 31, 2012.

Net sales of our memory products were essentially flat in the three-month period ended December 31, 2013 and decreased approximately 7.5% in the nine-month period ended December 31, 2013 compared to the three and nine-month periods ended December 31, 2012. The sales decrease in the nine-month period ended December 31, 2013 compared to the nine-month period ended December 31, 2012 was driven primarily by adverse customer demand conditions within the Serial EEPROM and Flash memory markets.

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

Technology Licensing

Technology licensing revenue includes a combination of royalties associated with technology licensed for the use of our SuperFlash technology and fees for engineering services.  Technology licensing accounted for approximately 5.0% of our total net sales for each of the three and nine-month periods ended December 31, 2013 compared to approximately 5.1% of our total net sales for the three-month period ended December 31, 2012 and approximately 5.4% of our total net sales for the nine-month period ended December 31, 2012.

Net sales related to our technology licensing increased approximately 12.8% in the three-month period ended December 31, 2013 and approximately 15.7% in the nine-month period ended December 31, 2013 compared to the three and nine-month periods ended December 31, 2012. These sales increases were driven primarily by the adoption of our technology by more manufacturers of semiconductors as well as semiconductor industry and global economic conditions.

Other

Revenue from assembly and test subcontracting services performed during each of the three and nine-month periods ended December 31, 2013 and 2012 was less than one percent of our total net sales.

Distribution

Distributors accounted for approximately 53.6% of our net sales in the three-month period ended December 31, 2013 and approximately 52.5% of our net sales in the three-month period ended December 31, 2012.  Distributors accounted for approximately 53.6% of our net sales in the nine-month period ended December 31, 2013 and approximately 53.7% of our net sales in the nine-month period ended December 31, 2012. Our distributors focus primarily on servicing the product requirements of a broad base of diverse customers.  We believe that distributors provide an effective means of reaching this broad and diverse customer base.  We believe that customers recognize Microchip for its products and brand name and use distributors as an effective supply channel.

Generally, we do not have long-term agreements with our distributors and we, or our distributors, may terminate our relationships with each other with little or no advance notice.  The loss of, or the disruption in the operations of, one or more of our distributors could reduce our future net sales in a given quarter and could result in an increase in inventory returns.

At December 31, 2013, our distributors maintained 33 days of inventory of our products compared to 30 days at March 31, 2013.  Over the past three fiscal years, the days of inventory maintained by our distributors have fluctuated between 27 days and 47 days.  We do not believe that inventory holding patterns at our distributors will materially impact our net sales, due to the fact that we recognize revenue based on sell-through for all our distributors.

Sales by Geography

Sales by geography for the three and nine months ended December 31, 2013 and 2012 were as follows (dollars in thousands):

	Three Months Ended				Nine Months Ended
	December 31,				December 31,
	(unaudited)				(unaudited)
	2013	%	2012	%	2013	%	2012	%
Americas	$90,698	18.8	$77,299	18.6	$272,811	19.0	$228,835	19.9
Europe	95,423	19.8	84,066	20.2	295,584	20.5	245,051	21.3
Asia	296,251	61.4	254,682	61.2	869,438	60.5	677,593	58.8
Total sales	$482,372	100.0%	$416,047	100.0%	$1,437,833	100.0%	$1,151,479	100.0%

Americas sales include sales to customers in the U.S., Canada, Central America and South America. Sales to foreign customers accounted for approximately 85% of our total net sales in the three-month period ended December 31, 2013 and approximately 84% of our total net sales in the nine-month period ended December 31, 2013. Sales to foreign customers accounted for approximately 82% of our total net sales in each of the three and nine-month periods ended December 31, 2012. Substantially all of our foreign sales are U.S. dollar denominated.  Sales to customers in Asia have generally increased over time due to many of our customers transitioning their manufacturing operations to Asia and growth in demand from the emerging Asian market.  Our sales force in the Americas and Europe supports a significant portion of the design activity for products which are ultimately shipped to Asia.

Gross Profit

Our gross profit was $282.7 million in the three months ended December 31, 2013 and $200.4 million in the three months ended December 31, 2012.  Our gross profit was $838.2 million in the nine months ended December 31, 2013 and $599.4 million in the nine months ended December 31, 2012. Gross profit as a percent of sales was 58.6% in the three months ended December 31, 2013 and 48.2% in the three months ended December 31, 2012. Gross profit as a percent of sales was 58.3% in the nine months ended December 31, 2013 and 52.1% in the nine months ended December 31, 2012.

The most significant factors affecting our gross profit percentage in the periods covered by this Form 10-Q were:

•
charges of approximately $30.8 million and $55.0 million in the three and nine months ended December 31, 2012, respectively, related to acquired inventory valuation adjustments as a result of our acquisition activity reducing margins below their historical levels;

•
production levels being below the range of normal capacity levels, resulting in under absorption of fixed costs, in all periods covered by this report, but particularly during the nine months ended December 31, 2013 and the three and nine months ended December 31, 2012;

•	for the nine months ended December 31, 2013, inventory write-downs being lower than the gross margin impact of sales of inventory that was previously written down:

•
for the three months ended December 31, 2013 and the three and nine months ended December 31, 2012, inventory write-downs being higher than the gross margin impact of sales of inventory that was previously written down; and

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

We adjust our wafer fabrication and assembly and test capacity utilization as required to respond to actual and anticipated business and industry-related conditions.  When production levels are below normal capacity, we charge cost of sales for the unabsorbed capacity. During each of the three and nine-month periods ended December 31, 2013 and 2012, we operated below normal capacity levels, which we typically consider to be 90% to 95% of the actual capacity of our installed equipment, in our wafer fabrication facilities in response to uncertain global economic conditions and our inventory position. As a result of decreased production in our wafer fabs, approximately $1.8 million and $17.2 million was charged to cost of sales during the three and nine months ended December 31, 2013, respectively, compared to $10.5 million and $18.8 million during the three and nine months ended December 31, 2012, respectively. We operated at normal capacity levels in our Thailand assembly and test facility during the three and nine months ended December 31, 2013. During the three and nine months ended December 31, 2012, we operated below normal capacity levels in our Thailand assembly and test facility which had a negative impact on our gross margin during such periods.

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

Our overall inventory levels were $274.6 million at December 31, 2013, compared to $242.3 million at March 31, 2013.  We maintained 126 days of inventory on our balance sheet at December 31, 2013 compared to 116 days of inventory at March 31, 2013.  We expect our inventory levels in the March 2014 quarter to be flat to down modestly over those levels at December 31, 2013. We believe our existing level of inventory will allow us to maintain competitive lead times and provide strong delivery performance to our customers and allow us to keep our fiscal 2014 capital expenditures at relatively low levels.

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

During the three months ended December 31, 2013, approximately 49% of our assembly requirements were performed in our Thailand facility compared to approximately 60% of our assembly requirements during the three months ended December 31, 2012.  The percentage of our assembly work that is performed internally fluctuates over time based on supply and demand conditions in the semiconductor industry and our internal capacity capabilities.  Third-party contractors located in Asia perform the balance of our assembly operations.  During each of the three-month periods ended December 31, 2013 and 2012, approximately 86% of our test requirements were performed in our Thailand facility. We believe that the assembly and test operations performed at our Thailand facility provide us with significant cost savings when compared to contractor assembly and test costs, as well as increased control over these portions of the manufacturing process.

We rely on outside wafer foundries for a significant portion of our wafer fabrication requirements. In each of the three and nine-month periods ended December 31, 2013, approximately 38% of our total net sales related to wafers purchased from outside foundries. In the three and nine-month periods ended December 31, 2012, approximately 39% and 31%, respectively, of our total net sales related to wafers purchased from outside foundries. The primary reason for the increased percentage in the nine months ended December 31, 2013 compared to the nine months ended December 31, 2012 is our acquisition of SMSC in the September 2012 quarter, as SMSC relied solely on outside wafer foundries for their wafer fabrication requirements.

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

Research and Development (R&D)

R&D expenses for the three months ended December 31, 2013 were $76.3 million, or 15.8% of net sales, compared to $71.4 million, or 17.2% of net sales, for the three months ended December 31, 2012.  R&D expenses for the nine months ended December 31, 2013 were $227.7 million, or 15.8% of net sales, compared to $184.3 million, or 16.0% of net sales, for the nine months ended December 31, 2012. We are committed to investing in new and enhanced products, including development systems software, and in our design and manufacturing process technologies.  We believe these investments are significant factors in maintaining our competitive position.  R&D costs are expensed as incurred.  Assets purchased to support our ongoing research and development activities are capitalized when related to products which have achieved technological feasibility or that have alternative future uses and are amortized over their expected useful lives.  R&D expenses include labor, depreciation, masks, prototype wafers, and expenses for the development of process technologies, new packages, and software to support new products and design environments.

R&D expenses increased $5.0 million, or 7.0%, for the three months ended December 31, 2013 over the same period last year.  The primary reasons for the increase in R&D costs in the 2013 period were higher headcount and bonus costs. R&D expenses increased $43.4 million, or 23.5%, for the nine months ended December 31, 2013 over the same period last year. The primary reasons for the increase in R&D costs in the 2013 period were additional costs from our acquisition of SMSC as well as higher headcount and bonus costs.

R&D expenses fluctuate over time, primarily due to revenue and operating expense investment levels.

Selling, General and Administrative

Selling, general and administrative expenses for the three months ended December 31, 2013 were $66.9 million, or 13.9% of net sales, compared to $69.4 million, or 16.7% of net sales, for the three months ended December 31, 2012.  Selling, general and administrative expenses for the nine months ended December 31, 2013 were $201.9 million, or 14.1% of net sales, compared to $196.7 million, or 17.1% of net sales, for the nine months ended December 31, 2012. Selling, general and administrative expenses include salary expenses related to field sales, marketing and administrative personnel, advertising and promotional expenditures and legal expenses.  Selling, general and administrative expenses also include costs related to our direct sales force and field applications engineers who work in sales offices worldwide to stimulate demand by assisting customers in the selection and use of our products.

Selling, general and administrative expenses decreased $2.5 million, or 3.6%, for the three months ended December 31, 2013 over the same period last year.  The primary reasons for the dollar decrease in selling, general and administrative costs in the 2013 period were lower SMSC headcount costs partially offset by higher bonus costs. Selling, general and administrative expenses increased $5.2 million, or 2.6%, for the nine months ended December 31, 2013 over the same period last year. The primary reasons for the dollar increase in selling, general and administrative costs for the 2013 period were higher headcount costs related to our acquisition of SMSC and higher bonus costs partially offset by lower acquisition related legal, professional service and share-based compensation expenses.

Selling, general and administrative expenses fluctuate over time, primarily due to revenue and operating expense investment levels.

Amortization of Acquired Intangible Assets

Amortization of acquired intangible assets for the three and nine months ended December 31, 2013 were $21.8 million and $73.2 million, respectively. Amortization of acquired intangible assets for the three and nine months ended December 31, 2012 were $39.7 million and $71.6 million, respectively.

Special Charges

During the three and nine months ended December 31, 2013, we incurred severance-related, office closing and other costs associated with our acquisition activity of $0.8 million and $2.5 million, respectively.

During the three and nine months ended December 31, 2012, we incurred approximately $2.6 million and $13.4 million, respectively, of severance-related, office closing costs, and other costs associated with the acquisition of SMSC. Also, during the nine months ended December 31, 2012, we incurred legal settlement costs of approximately $11.5 million for certain legal matters related to Silicon Storage Technology, Inc. (which we acquired in April 2010) in excess of previously accrued amounts.

Other Income (Expense)

Interest income in the three and nine months ended December 31, 2013 was $4.2 million and $12.2 million, respectively, compared to interest income of $3.8 million and $11.9 million in the three and nine months ended December 31, 2012, respectively. Interest expense in the three and nine months ended December 31, 2013 was $12.5 million and $36.8 million, respectively, compared to $11.1 million and $31.0 million in the three and nine months ended December 31, 2012, respectively.  The primary reason for the increases in interest expense in the three and nine months ended December 31, 2013 relates to increased borrowings under our credit facility to partially finance our acquisition of SMSC. Other income, net in the three and nine months ended December 31, 2013 was $3.8 million and $6.1 million, respectively, compared to other expense, net of $0.2 million and other income, net of $0.3 million in the three and nine months ended December 31, 2012, respectively. The change in other income (expense), net in the three months ended December 31, 2013 compared to the same period last year primarily relates to a gain of $2.4 million recognized on a strategic investment in a company in which we previously owned an 18.3% interest and which we acquired in the three months ended December 31, 2013. The change in other income (expense), net in the nine months ended December 31, 2013 compared to the same period last year primarily relates to realized gains of $2.3 million from the sale of marketable equity and debt securities and the aforementioned gain of $2.4 million recognized on a strategic investment in a company we acquired compared to a prior year gain of $1.3 million related to the sale of inventory previously considered discontinued and fluctuations on our foreign currency derivatives.

Provision for Income Taxes

Our provision for income taxes reflects tax on foreign earnings and federal and state tax on U.S. earnings.  We had an effective tax rate from continuing operations of 9.7% for the nine-month period ended December 31, 2013 and 34.1% for the nine-month period ended December 31, 2012.  Our effective tax rate is lower than statutory rates in the U.S. due primarily to our mix of earnings in foreign jurisdictions with lower tax rates and a net one-time tax benefit associated with a favorable IRS examination partially offset by unfavorable items associated with the filing of our fiscal 2013 tax returns. Our effective tax rate was higher in the December 31, 2012 period due to certain tax expenses associated with our acquisition of SMSC.

Various taxing authorities in the U.S. and other countries in which we do business are increasing their scrutiny of the tax structures employed by businesses.  Companies of our size and complexity are regularly audited by the taxing authorities in the jurisdictions in which they conduct significant operations.  For U.S. federal, and in general for U.S. state tax returns, our fiscal 2011 and later tax returns remain open for examination by the taxing authorities. SMSC is currently under IRS audit for fiscal years 2011 and 2012. We recognize liabilities for anticipated tax audit issues in the U.S. and other tax jurisdictions based on our estimate of whether, and the extent to which, additional tax payments are probable.  We believe that we maintain adequate tax reserves to offset any potential tax liabilities that may arise upon these and other pending audits in the U.S. and other countries in which we do business.  If such amounts ultimately prove to be unnecessary, the resulting reversal of such reserves would result in tax benefits being recorded in the period the reserves are no longer deemed necessary.  If such amounts ultimately prove to be less than any final assessment, a future charge to expense would be recorded in the period in which the assessment is determined.

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

Liquidity and Capital Resources

We had $2,031.3 million in cash, cash equivalents and short-term and long-term investments at December 31, 2013, an increase of $195.3 million from the March 31, 2013 balance.  The increase in cash, cash equivalents and short-term and long-term investments over this time period is primarily attributable to cash generated from operating activities offset in part by dividend payments of $210.3 million.

Net cash provided from operating activities was $473.2 million for the nine-month period ended December 31, 2013 compared to $331.5 million for the nine-month period ended December 31, 2012.  The increase in cash flow from operations in the nine-month period ended December 31, 2013 compared to the nine-month period ended December 31, 2012 was primarily due to higher sales and net income during the nine-month period ended December 31, 2013.

During the nine months ended December 31, 2013, net cash used in investing activities was $448.4 million compared to net cash used in investing activities of $931.1 million for the nine months ended December 31, 2012.  The decrease in net cash used in investing activities was due primarily to $731.7 million of cash consideration, net of $180.9 million of cash and cash equivalents acquired, used in our acquisition of SMSC.

Our level of capital expenditures varies from time to time as a result of actual and anticipated business conditions. Capital expenditures in the nine months ended December 31, 2013 were $79.5 million compared to $36.1 million in the nine months ended December 31, 2012.  Capital expenditures were primarily for the expansion of production capacity and the addition of research and development equipment.  We currently intend to spend approximately $100 million during the next twelve months to invest in equipment and facilities to maintain, and selectively increase capacity to meet our currently anticipated needs.

We expect to finance our capital expenditures through our existing cash balances and cash flows from operations.  We believe that the capital expenditures anticipated to be incurred over the next twelve months will provide sufficient manufacturing capacity to meet our currently anticipated needs.

Net cash used in financing activities was $178.1 million for the nine months ended December 31, 2013 compared to net cash provided by financing activities of $428.2 million for the nine months ended December 31, 2012.  We made payments on our borrowings under our credit agreements of $803.5 and $130.0 million during the nine months ended December 31, 2013 and 2012, respectively. Cash received on borrowings under our credit agreements totaled $833.5 million and $740.0 million during the nine months ended December 31, 2013 and 2012, respectively. We paid cash dividends to our stockholders of $210.3 million in the nine months ended December 31, 2013 and $204.6 million in the nine months ended December 31, 2012. Proceeds from the exercise of stock options and employee purchases under our employee stock purchase plans were $24.8 million for the nine months ended December 31, 2013 and $22.6 million for the nine months ended December 31, 2012.

On June 27, 2013, we entered into a $2.0 billion credit agreement with certain lenders.  The credit agreement provides for a $350.0 million term loan and a $1.65 billion revolving credit facility, with a $125 million foreign currency sublimit, a $35 million letter of credit sublimit and a $25 million swingline loan sublimit, terminating on June 27, 2018. The credit agreement also contains an increase option permitting us, subject to certain requirements, to arrange with existing lenders and/or new lenders for them to provide up to an aggregate of $300 million in additional commitments, which may be for revolving loans or term loans. Proceeds of loans made under the credit agreement may be used for working capital and general corporate purposes. The new credit agreement replaced another credit agreement we had in place since August 2011. At December 31, 2013, $650.0 million of borrowings were outstanding under the credit agreement consisting of $300.0 million of a revolving line of credit and $350.0 million of a term loan, net of $1.2 million of debt discount resulting from amounts paid to the lenders.  See Note 16 of the notes to condensed consolidated financial statements for more information regarding the credit agreement.

Our total cash, cash equivalents, short-term investments and long-term investments held by our foreign subsidiaries was $2,022.2 million at December 31, 2013 and $1,782.0 million at March 31, 2013. Under current tax laws and regulations, if accumulated earnings and profits held by our foreign subsidiaries that U.S. taxes had not previously been provided for were to be distributed to the U.S., in the form of dividends or otherwise, we would be subject to additional U.S. income taxes and foreign withholding taxes. Our balance of cash, cash equivalents, short-term investments and long-term investments available for our U.S. operations as of December 31, 2013 and March 31, 2013 was approximately $9.2 million and $100.0 million, respectively. We utilize a variety of tax planning and financing strategies (including borrowings under our credit agreement) with the objective of having our worldwide cash available in the locations in which it is needed. We consider our offshore earnings to be permanently reinvested offshore. However, we could determine to repatriate some of our offshore earnings in future periods to fund stockholder dividends, share repurchases, acquisitions or other corporate activities in the future.  We expect that a significant portion of our future cash generation will be in our foreign subsidiaries.

We enter into derivative transactions from time to time in an attempt to reduce our exposure to currency rate fluctuations.  Although none of the countries in which we conduct significant foreign operations has had a highly inflationary economy in the last five years, there is no assurance that inflation rates or fluctuations in foreign currency rates in countries where we conduct operations will not adversely affect our operating results in the future.  At December 31, 2013, we had no foreign currency forward contracts outstanding.

On December 11, 2007, we announced that our Board of Directors had authorized the repurchase of up to 10.0 million shares of our common stock in the open market or in privately negotiated transactions.  As of December 31, 2013, we had repurchased 7.5 million shares under this 10.0 million share authorization for a total of $234.7 million.  There is no expiration date associated with this program.  The timing and amount of future repurchases will depend upon market conditions, interest rates, and corporate considerations.

As of December 31, 2013, we held approximately 19.7 million shares as treasury shares.

On October 28, 2002, we announced that our Board of Directors had approved and instituted a quarterly cash dividend on our common stock.  A quarterly dividend of $0.3545 per share was paid on December 5, 2013 in the aggregate amount of $70.6 million. A quarterly dividend of $0.355 per share was declared on January 30, 2014 and will be paid on March 7, 2014 to stockholders of record as of February 21, 2014. We expect the aggregate March 2014 cash dividend to be approximately $70.7 million. Our Board is free to change our dividend practices at any time and to increase or decrease the dividend paid, or not to pay a dividend on our common stock on the basis of our results of operations, financial condition, cash requirements and future prospects, and other factors deemed relevant by our Board.  Our current intent is to provide for ongoing quarterly cash dividends depending upon market conditions, our results of operations, and potential changes in tax laws.

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

Off-Balance Sheet Arrangements

As of December 31, 2013, we are not involved in any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Our investments are intended to establish a high-quality portfolio that preserves principal, meets liquidity needs, avoids inappropriate concentrations, and delivers an appropriate yield in relationship to our investment guidelines and market conditions.  Our investment portfolio, consisting of fixed income securities, money market funds, cash deposits, and marketable securities that we hold on an available-for-sale basis, was $2,031.3 million as of December 31, 2013 compared to $1,836.0 million as of March 31, 2013. The available-for-sale debt securities, like all fixed income instruments, are subject to interest rate risk and will decline in value if market interest rates increase.  We have the ability to hold our fixed income investments until maturity and, therefore, we would not expect to recognize any material adverse impact in income or cash flows if market interest rates increase. The following table provides information about our available-for-sale securities that are sensitive to changes in interest rates. We have aggregated our available-for-sale securities for presentation purposes since they are all very similar in nature. The amounts for fiscal 2014 refer to the remaining three months of the current fiscal year (dollars in thousands):

	Financial instruments maturing during the fiscal year ended March 31,
	2014	2015	2016	2017	2018	Thereafter
Available-for-sale securities	$72,994	$237,777	$503,031	$700,677	$9,871	$125,687
Weighted-average yield rate	1.65%	1.47%	0.69%	0.94%	0.74%	1.07%

At December 31, 2013, $9.8 million of the fair value of our investment portfolio was invested in ARS.  With the continuing liquidity issues in the global credit and capital markets, our ARS have experienced multiple failed auctions and are not liquid.  While we continue to earn interest on these investments based on a pre-determined formula with spreads tied to particular interest rate indices, the estimated market value for a portion of these ARS no longer approximates the original purchase value. The fair value of the failed ARS of $9.8 million has been estimated based on market information and estimates determined by management and could change significantly based on market conditions.  We evaluated the impairments in the value of these ARS, determining our intent to sell these securities prior to the recovery of our amortized cost basis, which did not result in some of the securities being other-than-temporarily impaired nor the need to recognize impairment charges on these investments for the three and nine months ended December 31, 2013 compared to impairment charges of $0.3 million for the three and nine months ended December 31, 2012. If the issuers are unable to successfully close future auctions or if their credit ratings deteriorate further, we may be required to further adjust the carrying value of the investments through an additional impairment charge to earnings.

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

Changes in Internal Control over Financial Reporting

During the three months ended December 31, 2013, there was no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The manufacture and assembly of integrated circuits, particularly non-volatile, erasable CMOS memory and logic devices such as those that we produce, are complex processes. These processes are sensitive to a wide variety of factors, including the level of contaminants in the manufacturing environment, impurities in the materials used, the performance of our wafer fabrication and assembly and test personnel and equipment, and other quality issues. As is typical in the semiconductor industry, we have from time to time experienced lower than anticipated manufacturing yields. Our operating results will suffer if we are unable to maintain yields at approximately the current levels. This could include delays in the recognition of revenue, loss of revenue or future orders, and customer-imposed penalties for failure to meet contractual shipment deadlines. Our operating results are also adversely affected when we operate at less than optimal capacity. For example, in the third quarter of fiscal 2012, we reduced wafer starts in both Fab 2 and Fab 4 to help control inventory balances in response to a slowdown in global economic conditions. We continued with the reduced level of wafer starts through the first quarter of fiscal 2013. These actions had a negative impact on our gross profit. We further reduced the wafer starts in our fabs in late September 2012 and again during the quarter ended December 31, 2012 which continued to negatively impact our gross profit through the March 2013 quarter. We increased wafer starts modestly through the third quarter of fiscal 2014 but were still below normal capacity levels.

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

We rely on outside wafer foundries for a significant portion of our wafer fabrication needs. We also use several contractors located in Asia for a portion of the assembly and testing of our products. Our reliance on third party contractors and foundries increased as a result of our acquisition of SMSC. Although we own the majority of our manufacturing resources, the disruption or termination of any of our contractors could harm our business and operating results.

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

Sales through distributors accounted for approximately 54% of our net sales for the first nine months of fiscal 2014 and approximately 53% of our net sales in fiscal 2013. We do not have long-term agreements with our distributors and we and our distributors may each terminate our relationship with little or no advance notice.

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

We do not typically enter into long-term contracts with our customers and we cannot be certain about future order levels from our customers. When we do enter into customer contracts, the contract is generally cancelable at the convenience of the customer. Even though we had approximately 84,000 customers and our ten largest direct customers made up approximately 10% of our total revenue for the nine months ended December 31, 2013, cancellation of customer contracts could have an adverse impact on our revenue and profits.

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

Sales to foreign customers account for a substantial portion of our net sales. During the first nine months of fiscal 2014, approximately 84% of our net sales were made to foreign customers, including 29% in China. During fiscal 2013, approximately 83% of our net sales were made to foreign customers, including 27% in China. A strong position in the Chinese market is a key component of our global growth strategy. The market for integrated circuit products in China is highly competitive, and both international and domestic competitors are aggressively seeking to increase their market share. Increased competition in the China market may make it difficult for us to achieve our desired sales volumes in China. We purchase a substantial portion of our raw materials and equipment from foreign suppliers. In addition, we own product assembly and testing facilities located near Bangkok, Thailand, which is currently experiencing political instability, and has experienced periods of political instability in the past. From time to time, Thailand has also experienced periods of severe flooding. There can be no assurance that any future flooding in Thailand would not have a material adverse impact on our operations. We use various foreign contractors for a significant portion of our assembly and testing and wafer fabrication requirements. Substantially all of our finished goods inventory is maintained in Thailand.

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

As required by the Dodd-Frank Wall Street Reform and Consumer Protection Act, in August 2012, the SEC released new disclosure and reporting requirements regarding the use of “conflict” minerals necessary to the functionality or production of products mined from the Democratic Republic of Congo and adjoining countries in products, whether or not these products are manufactured by third parties. Other countries are considering similar regulations. As we implement these new requirements, if it is determined that we are using other than conflict-free minerals, customers may demand us to change the sourcing of minerals used in the manufacture of semiconductor devices (including our products), even if the costs for acceptable minerals significantly increases and availability is limited. There will likely be additional costs associated with complying with the disclosure requirements, such as costs related to determining the source of any conflict minerals used in our products. Also, since our supply chain is complex, we may face reputational challenges if we are unable to sufficiently verify the origins for all metals used in our products through the procedures we may implement. We may also encounter challenges to satisfy those customers who require that all of the components of our products are certified as conflict free. If we are not able to meet customer requirements, customers may choose to disqualify us as a supplier and we may have to write off inventory in the event that it cannot be sold.

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

We are subject to examination of our income tax returns by the IRS and other tax authorities for fiscal 2011 and later. SMSC is currently under IRS audit for fiscal 2011 and 2012.  We are subject to certain income tax examinations in foreign jurisdictions for fiscal 2005 and later. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. There can be no assurance that the outcomes from these continuing examinations will not have an adverse effect on our future operating results.

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

In June 2013, we entered into a $2.0 billion credit agreement. At December 31, 2013, we had $650.0 million in outstanding borrowings under such credit agreement. In December 2007, we sold $1.15 billion of principal value 2.125% junior subordinated convertible debentures. As a result of such transactions, we have a substantially greater amount of debt than we had maintained in the past. Our maintenance of substantial levels of debt could adversely affect our ability to take advantage of corporate opportunities and could adversely affect our financial condition and results of operations. We may need or desire to refinance all or a portion of our loans under our credit agreement, our debentures or any other future indebtedness and there can be no assurance that we will be able to refinance any of our indebtedness on commercially reasonable terms, if at all.

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

At December 31, 2013, $9.8 million of the fair value of our investment portfolio was invested in ARS.  With the continuing liquidity issues in the global credit and capital markets, our ARS have experienced multiple failed auctions and are not liquid.  While we continue to earn interest on these investments based on a pre-determined formula with spreads tied to particular interest rate indices, the estimated market value for a portion of these ARS no longer approximates the original purchase value.  The fair value of the failed ARS of $9.8 million has been estimated based on market information and estimates determined by management and could change significantly based on market conditions. If the issuers are unable to successfully close future auctions or if their credit ratings deteriorate further, we may be required to further adjust the carrying value of the investments through an impairment charge to earnings.

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

MICROCHIP TECHNOLOGY INCORPORATED

Date:	February 7, 2014	By: /s/ J. Eric Bjornholt
J. Eric Bjornholt
Vice President and Chief Financial Officer
(Duly Authorized Officer, and
Principal Financial and Accounting Officer)