Form 10-K
period 2014-03-31
MICROCHIP TECHNOLOGY INC
filed 2014-05-30
CIK 827054

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K
(Mark One)

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended March 31, 2014
OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _________ to __________

Commission File Number:  0-21184

MICROCHIP TECHNOLOGY INCORPORATED
(Exact Name of Registrant as Specified in Its Charter)

Delaware	86-0629024
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

2355 W. Chandler Blvd., Chandler, AZ  85224-6199
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐    Yes      ☒ No

Aggregate market value of the voting and non-voting common equity held by non-affiliates as of September 30, 2013 based upon the closing price of the common stock as reported by the NASDAQ Global Market on such date was approximately $7,760,827,527.

Number of shares of Common Stock, $0.001 par value, outstanding as of May 23, 2014: 200,291,129 shares

Documents Incorporated by Reference
Document	Part of Form 10-K
Proxy Statement for the 2014 Annual Meeting of Stockholders	III

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

Item 1.   BUSINESS

We develop, manufacture and sell specialized semiconductor products used by our customers for a wide variety of embedded control applications. Our product portfolio comprises general purpose and specialized 8-bit, 16-bit, and 32-bit microcontrollers, a broad spectrum of high-performance linear, mixed-signal, power management, thermal management, RF, safety, security, wired connectivity and wireless connectivity devices, as well as serial EEPROMs, Serial Flash memories, Parallel Flash memories and serial SRAM memories. We also license Flash-IP solutions that are incorporated in a broad range of products.  Our synergistic product portfolio targets thousands of applications worldwide and a growing demand for high-performance designs in the automotive, communications, computing, consumer and industrial control markets.  Our quality systems are ISO/TS16949 (2009 version) certified.

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

Recent Developments

On April 1, 2014, we closed our acquisition of Supertex, Inc. Upon the closing of the acquisition, each share of common stock of Supertex was canceled and automatically converted into the right to receive $33.00 in cash without interest and less any applicable withholding taxes. The amount of cash we paid for the acquisition, net of cash and short-term investments from Supertex of approximately $155.8 million, was approximately $234.2 million. We financed the transaction using borrowings under our existing credit agreement. Supertex is a leader in high voltage analog and mixed-signal products for the medical, lighting and industrial control markets. Supertex is headquartered in Sunnyvale, California and has offices, manufacturing and research facilities in California and Hong Kong.

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

Embedded control systems have been incorporated into thousands of products and subassemblies in a wide variety of applications and markets worldwide, including:

•	automotive comfort, safety, information and entertainment applications

•	remote control devices, including garage door openers

•	handheld tools

•	large and small home appliances

•	portable computers and accessories

•	robotics

•	energy monitoring

•	thermostats

•	motor controls

•	security systems

•	smoke and carbon monoxide detectors

•	consumer electronics

•	power supplies

•	applications needing touch buttons, touch screens and graphical user interfaces

•	medical instruments

Embedded control systems typically incorporate a microcontroller as the principal active, and sometimes sole, component.  A microcontroller is a self-contained computer-on-a-chip consisting of a central processing unit, often with on board non-volatile program memory, random access memory for data storage and various analog and digital input/output peripheral capabilities.  In addition to the microcontroller, a complete embedded control system incorporates application-specific software, various analog, mixed-signal and connectivity products and non-volatile memory components such as EEPROMs and Flash memory.

The increasing demand for embedded control has made the market for microcontrollers one of the significant segments of the semiconductor market at approximately $15 billion in calendar year 2013.  Microcontrollers are primarily available in 8-bit through 32-bit architectures.  8-bit microcontrollers remain very cost-effective for a wide range of high-volume embedded control applications and, as a result, continue to represent a significant portion of the overall microcontroller market.  16-bit and 32-bit microcontrollers provide higher performance and functionality, and are generally found in more complex embedded control applications. The analog and mixed-signal segment of the semiconductor market is very large at approximately $40 billion in calendar year 2013, and this market is fragmented into a large number of sub segments.

Our Products

Our strategic focus is on embedded control solutions, including:

•	general purpose and specialized microcontrollers

•	development tools and related software

•	analog and mixed signal products

•	connectivity products

•	memory products

•	technology licensing

We provide highly cost-effective embedded control solutions that also offer the advantages of small size, high performance, extreme low power, wide voltage range operation, mixed signal integration, and ease of development, thus enabling timely and cost-effective integration of our solutions by our customers in their end products.

Microcontrollers

We offer a broad family of proprietary general purpose microcontroller products marketed under the PIC® brand name.  We believe that our PIC product family is a price/performance leader in the worldwide microcontroller market.  We have shipped over 13 billion PIC microcontrollers to customers worldwide since their introduction in 1990.  We also offer specialized microcontrollers for automotive networking, computing, wireless communication and wireless audio applications. With over 1,100 microcontrollers in our product portfolio, we target the 8-bit, 16-bit, and 32-bit microcontroller markets.

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

Development Tools

We offer a comprehensive set of low-cost and easy-to-learn application development tools.  These tools enable system designers to quickly and easily program PIC microcontrollers for specific applications and, we believe, are a key factor for facilitating design wins.

Our family of development tools for our PIC products range from entry-level systems, which include an assembler and programmer or in-circuit debugging hardware, to fully configured systems that provide in-circuit emulation capability.  Customers moving from entry-level designs to those requiring real-time emulation are able to preserve their investment in learning and tools as they migrate to future PIC devices since all of our PIC development tools share the same integrated development environment.

Many independent companies also develop and market application development tools that support our standard microcontroller product architecture.  Currently, there are approximately 200 third-party tool suppliers worldwide whose products support our proprietary microcontroller architecture.

We believe that familiarity with and adoption of both our and third-party development tools by an increasing number of product designers will be an important factor in the future selection of our embedded control products.  These development tools allow design engineers to develop thousands of application-specific products from our standard microcontrollers.  To date, we have shipped over 1.6 million development tools.

Analog, Interface and Mixed Signal Products

Our analog, interface and mixed signal products consist of several families with over 1,100 power management, linear, mixed-signal, thermal management, RF Linear drivers, safety and security, USB, ethernet, wireless and other interface products.

We market and sell our analog, interface and mixed signal products into our microcontroller customer base, to customers who use microcontrollers from other suppliers and to customers who use other products that may not fit our traditional microcontroller and memory products customer base.  We market these, and all of our products, based on an application segment approach targeted to provide customers with application solutions.

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

Technology Licensing

Our technology licensing business includes license fees and royalties associated with technology licenses for the use of our SuperFlash® embedded flash and Smartbits® one time programmable NVM technologies. We also generate fees for engineering services related to these technologies.  We license our NVM technologies to foundries, integrated device manufacturers and design partners throughout the world for use in the manufacture of their advanced microcontroller products, gate array, RF and analog products that require embedded non-volatile memory.

Manufacturing

Our manufacturing operations include wafer fabrication, wafer probe, assembly and test.  The ownership of a substantial portion of our manufacturing resources is an important component of our business strategy, enabling us to maintain a high level of manufacturing control, resulting in us being one of the lowest cost producers in the embedded control industry.  By owning wafer fabrication facilities and our assembly and test operations, and by employing statistical techniques (statistical process control, designed experiments and wafer level monitoring), we have been able to achieve and maintain high production yields.  Direct control over manufacturing resources allows us to shorten our design and production cycles.  This control also allows us to capture the wafer manufacturing and a portion of the assembly and testing profit margin. We do outsource a significant portion of our manufacturing requirements to third parties and the amount of our outsourced manufacturing has increased due to our acquisitions of companies that outsource all or substantial portions of their manufacturing.

Our manufacturing facilities are located in:

•	Tempe, Arizona (Fab 2)

•	Gresham, Oregon (Fab 4)

•	Chandler, Arizona (wafer probe)

•	Bangkok, Thailand (wafer probe, assembly and test)

Wafer Fabrication

Fab 2 currently produces 8-inch wafers and supports manufacturing processes from 0.35 microns to 5.0 microns.  During fiscal 2014, in response to uncertain global economic conditions and our inventory position, we decided to operate Fab 2 below normal capacity levels, which we typically consider to be in the range of 90% to 95% of the actual capacity of the installed equipment.  Fab 2's capacity to support more advanced technologies was increased during fiscal 2014 by making process improvements, upgrading existing equipment, and adding equipment.

Fab 4 currently produces 8-inch wafers using predominantly 0.22 microns to 0.5 microns manufacturing processes and is capable of supporting technologies below 0.18 microns.  Similar to Fab 2, Fab 4 operated below normal capacity levels during fiscal 2014. A significant amount of additional clean room capacity and equipment in Fab 4 can be brought on line in the future to support incremental wafer fabrication capacity needs.  We believe the combined capacity of Fab 2 and Fab 4 will provide sufficient capacity to allow us to respond to increases in future demand over the next several years with modest incremental capital expenditures.

We continue to transition products to more advanced process technologies to reduce future manufacturing costs.  We believe that our ability to successfully transition to more advanced process technologies is important for us to remain competitive.

We have, in recent years, outsourced a larger portion of our wafer production requirements to third-party wafer foundries to augment our internal manufacturing capabilities.  As a result of our recent acquisitions, we have become more reliant on outside wafer foundries for our wafer fabrication requirements.  In fiscal 2014, approximately 38% of our sales came from products that were produced at outside wafer foundries.

Wafer Probe, Assembly and Test

We perform wafer probe, product assembly and testing at our facilities located near Bangkok, Thailand.  We also perform a limited amount of wafer probe at our Chandler, Arizona facility. During fiscal 2014, approximately 51% of our assembly requirements were being performed in our Thailand facilities and approximately 86% of our test requirements were performed in our Thailand facilities.  We use third-party assembly and test contractors in several Asian countries for the balance of our assembly and test requirements.

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

At the end of fiscal 2014, we owned identifiable long-lived assets (consisting of property, plant and equipment) in the U.S. with a carrying value, net of accumulated depreciation, of $311.9 million and $220.1 million in other countries, including $179.1 million in Thailand.  At the end of fiscal 2013, we owned identifiable long-lived assets in the U.S. with a carrying value, net of accumulated depreciation, of $325.3 million and $189.2 million in other countries, including $171.1 million in Thailand. At the end of fiscal 2012, we owned identifiable long-lived assets in the U.S. with a carrying value, net of accumulated depreciation, of $314.3 million and $202.3 million in other countries, including $186.1 million in Thailand.

We have many suppliers of raw materials and subcontractors which provide our various materials and service needs. We generally seek to have multiple sources of supply for our raw materials and services, but, in some cases, we may rely on a single or limited number of suppliers. In such event, we have plans to reduce the exposure that would result from a disruption in supply.

Research and Development (R&D)

We are committed to continuing our investment in new and enhanced products, including development systems, and in our design and manufacturing process technologies.  We believe these investments are significant factors in maintaining our competitive position.  Our current R&D activities focus on the development of general purpose and specialized microcontrollers, Serial EEPROM memory, NOR FLASH memory, Embedded FLASH technologies, connectivity products, analog, interface and mixed signal products, development systems, user interface products, software and application-specific software libraries.  We are also developing design, assembly, test and process technologies to enable new products and innovative features as well as achieve further cost reductions and performance improvements in existing products.

In fiscal 2014, our R&D expenses were $305.0 million, compared to $254.7 million in fiscal 2013 and $182.7 million in fiscal 2012.  R&D expenses included share-based compensation expense of $24.6 million in fiscal 2014, $22.2 million in fiscal 2013 and $14.7 million in fiscal 2012.

Sales and Distribution

General

We market and sell our products worldwide primarily through a network of direct sales personnel and distributors.

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

In each of fiscal 2014 and fiscal 2013, we derived 53% of our net sales through distributors and 47% of our net sales from customers serviced directly by us.  In fiscal 2012, we derived 59% of our net sales through distributors and 41% of our net sales from customers serviced directly by us.  Future Electronics, one of our distributors, accounted for approximately 10% of our net sales in fiscal 2012.  No other distributor or end customer accounted for more than 10% of our net sales in fiscal 2014, fiscal 2013 or fiscal 2012.

We do not have long-term agreements with our distributors and we, or our distributors, may each terminate our relationship with little or no advanced notice.  The loss of, or the disruption in the operations of, one or more of our distributors could reduce our future net sales in a given quarter and could result in an increase in inventory returns.

Sales by Geography

Sales by geography for fiscal 2014, fiscal 2013 and fiscal 2012 were as follows (dollars in thousands):

	Year Ended March 31,
	2014	%	2013	%	2012	%
Americas	$365,609	18.9	$313,574	19.8	$290,392	21.0
Europe	411,531	21.3	344,398	21.8	319,881	23.1
Asia	1,154,077	59.8	923,651	58.4	772,903	55.9
Total Sales	$1,931,217	100.0	$1,581,623	100.0	$1,383,176	100.0

Sales to foreign customers accounted for approximately 84% of our net sales in fiscal 2014, approximately 83% of our net sales in fiscal 2013 and approximately 82% of our net sales in fiscal 2012.  Our sales to foreign customers have been predominately in Asia and Europe, which we attribute to the manufacturing strength in those areas for automotive, communications, computing, consumer and industrial control products.  Americas' sales include sales to customers in the U.S., Canada, Central America and South America.

Sales to customers in China, including Hong Kong, accounted for approximately 29% of our net sales in fiscal 2014, approximately 27% of our net sales in fiscal 2013 and approximately 24% of our net sales in fiscal 2012.  Sales to customers in Taiwan accounted for approximately 13% of our net sales in each of fiscal 2014 and fiscal 2013 and approximately 15% of our net sales in fiscal 2012.  We did not have sales into any other foreign countries that exceeded 10% of our net sales during fiscal 2014, fiscal 2013 or fiscal 2012.

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

Backlog

As of April 30, 2014, our backlog was approximately $813.1 million, compared to $611.0 million as of April 30, 2013.  Our backlog includes all purchase orders scheduled for delivery within the subsequent 12 months.

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

We currently compete principally on the basis of the technical innovation and performance of our embedded control products, including the following product characteristics:

•	performance

•	analog, digital and mixed signal functionality and level of functional integration

•	memory density

•	low power consumption

•	reliability

•	packaging alternatives

•	complete development tool chain

We believe that other important competitive factors in the embedded control market include:

•	ease of use

•	functionality of application development systems

•	dependable delivery, quality and availability

•	technical and innovative service and support

•	time to market

•	price

We believe that we compete favorably with other companies on all of these factors, but we may be unable to compete successfully in the future, which could harm our business.

Patents, Licenses and Trademarks

We maintain a portfolio of U.S. and foreign patents, expiring on various dates between 2014 and 2031.  We also have numerous additional U.S. and foreign patent applications pending.  We do not expect that the expiration of any particular patent will have a material impact on our business.  While we intend to continue to seek patents on our technology and manufacturing processes, we believe that our continued success depends primarily on the technological skills and innovative capabilities of our personnel and our ability to rapidly commercialize new and enhanced products, rather than on our patents.  Our existing and new patents, trademarks and copyrights that issue may not be of sufficient scope or strength to provide meaningful intellectual property protection or any commercial advantage to us.  Pursuing violations of our intellectual property rights on a worldwide basis is a complex business area involving patent law, trademark law, copyright law and the laws of certain foreign countries do not protect our intellectual property rights to the same extent as the laws of the U.S.

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

Employees

As of March 31, 2014, we had 8,604 employees.  None of our employees are represented by a labor organization.  We have never had a work stoppage and believe that our employee relations are good.

Executive Officers of the Registrant

The following sets forth certain information regarding our executive officers as of April 30, 2014:

Name	Age	Position
Steve Sanghi	58	Chairman of the Board, President and Chief Executive Officer
Ganesh Moorthy	54	Chief Operating Officer
J. Eric Bjornholt	43	Vice President, Chief Financial Officer
Stephen V. Drehobl	52	Vice President, MCU8 and Technology Development Division
David S. Lambert	62	Vice President, Fab Operations
Mitchell R. Little	62	Vice President, Worldwide Sales and Applications
Richard J. Simoncic	50	Vice President, Analog and Interface Products Division

Mr. Sanghi has been President since August 1990, CEO since October 1991, and Chairman of the Board since October 1993.  He has served as a director since August 1990.  Mr. Sanghi holds an M.S. degree in Electrical and Computer Engineering from the University of Massachusetts and a B.S. degree in Electronics and Communication from Punjab University, India.  Since May 2004, he has been a member of the Board of Directors of Xyratex Ltd., a storage and network technology company.  Since May 2007, he has been a member of the Board of Directors of FIRST (For Inspiration and Recognition of Science and Technology). Mr. Sanghi was elected to the Board of Directors of Hittite Microwave Corporation in October 2013.

Mr. Moorthy has served as Chief Operating Officer since June 2009, as Executive Vice President since October 2006 and as a Vice President in various roles since he joined Microchip in 2001.  Prior to this time, he served in various executive capacities with other semiconductor companies.  Mr. Moorthy holds an M.B.A. in Marketing from National University, a B.S. degree in Electrical Engineering from the University of Washington and a B.S. degree in Physics from the University of Mumbai, India. Mr. Moorthy was elected to the Board of Directors of Rogers Corporation in July 2013.

Mr. Bjornholt has served as Vice President of Finance since 2008 and as Chief Financial Officer since January 2009.  He has served in various financial management capacities since he joined Microchip in 1995.  Mr. Bjornholt holds a Master's degree in Taxation from Arizona State University and a B.S. degree in Accounting from the University of Arizona.

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

The manufacture and assembly of integrated circuits, particularly non-volatile, erasable CMOS memory and logic devices such as those that we produce, are complex processes. These processes are sensitive to a wide variety of factors, including the level of contaminants in the manufacturing environment, impurities in the materials used, the performance of our wafer fabrication and assembly and test personnel and equipment, and other quality issues. As is typical in the semiconductor industry, we have from time to time experienced lower than anticipated manufacturing yields. Our operating results will suffer if we are unable to maintain yields at approximately the current levels. This could include delays in the recognition of revenue, loss of revenue or future orders, and customer-imposed penalties for failure to meet contractual shipment deadlines. Our operating results are also adversely affected when we operate at less than optimal capacity. For example, in the third quarter of fiscal 2012, we reduced wafer starts in both Fab 2 and Fab 4 to help control inventory balances in response to a slowdown in global economic conditions. We continued with the reduced level of wafer starts through the first quarter of fiscal 2013. These actions had a negative impact on our gross profit. We further reduced the wafer starts in our fabs in late September 2012 and again during the quarter ended December 31, 2012 which continued to negatively impact our gross profit through the March 2013 quarter. We increased wafer starts modestly throughout fiscal 2014 but were still below what we consider normal capacity levels.

We are dependent on orders that are received and shipped in the same quarter and therefore have limited visibility to future product shipments.

Our net sales in any given quarter depend upon a combination of shipments from backlog, and customer orders that are both received and shipped in that same quarter, which we refer to as turns orders. We measure turns orders at the beginning of a quarter based on the orders needed to meet the shipment targets that we set entering the quarter. Historically, we have relied on our ability to respond quickly to customer orders as part of our competitive strategy, resulting in customers placing orders with relatively short delivery schedules. Shorter lead times generally mean that turns orders as a percentage of our business are relatively high in any particular quarter and reduce our backlog visibility on future product shipments. Turns orders correlate to overall semiconductor industry conditions and product lead times. Because turns orders are difficult to predict, varying levels of turns orders make it more difficult to forecast net sales. As a significant portion of our products are manufactured at foundries, foundry lead times may affect our ability to satisfy certain turns orders. If we do not achieve a sufficient level of turns orders in a particular quarter relative to our revenue targets, our revenue and operating results will likely suffer.

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

The semiconductor industry is intensely competitive and has been characterized by price erosion and rapid technological change. We compete with major domestic and international semiconductor companies, many of which have greater market recognition and substantially greater financial, technical, marketing, distribution and other resources than we do. We may be unable to compete successfully in the future, which could harm our business. Our ability to compete successfully depends on a number of factors both within and outside our control, including, but not limited to:

•	the quality, performance, reliability, features, ease of use, pricing and diversity of our products;

•	our success in designing and manufacturing new products including those implementing new technologies;

•	the rate at which customers incorporate our products into their own applications and the success of such applications;

•	the rate at which the markets that we serve redesign and change their own products;

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

We rely on outside wafer foundries for a significant portion of our wafer fabrication needs. We also use several contractors located in Asia for a portion of the assembly and testing of our products. Our reliance on third party contractors and foundries increased as a result of our acquisition of SMSC in August 2012 and will increase further as a result of our acquisition of Supertex in April 2014. Although we own the majority of our manufacturing resources, the disruption or termination of any of our contractors could harm our business and operating results.

Our use of third parties somewhat reduces our control over the subcontracted portions of our business. Our future operating results could suffer if any contractor were to experience financial, operational or production difficulties or situations when demand exceeds capacity, or if they were unable to maintain manufacturing yields, assembly and test yields and costs at approximately their current levels, or if they were to experience political upheaval or infrastructure disruption. If these third parties are unable or unwilling to timely deliver products or services conforming to our quality standards, we may not be able to qualify additional manufacturing sources for our products in a timely manner or at all, or on terms favorable to us. Additionally, these subcontractors could abandon fabrication processes that are important to us, or fail to adopt advanced manufacturing technologies that we desire to control costs. In any such event, we could experience an interruption in production, an increase in manufacturing and production costs or a decline in product reliability, and our business and operating results could be adversely affected. Further, use of subcontractors increases opportunities for potential misappropriation of our intellectual property.

Certain of our SuperFlash technology licensees also rely on outside wafer foundries for wafer fabrication services. If our licensees were to experience any disruption in supply from wafer foundries, this would reduce the revenue we receive in our technology licensing business and would harm our operating results.

Our business is dependent on selling through distributors.

Sales through distributors accounted for approximately 53% of our net sales in each of fiscal 2014 and fiscal 2013. We do not have long-term agreements with our distributors and we and our distributors may each terminate our relationship with little or no advance notice.

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

Our future operating results depend on our ability to develop and timely introduce new products that compete effectively on the basis of price and performance and which address customer requirements. The success of our new product introductions depends on various factors, including, but not limited to:

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

Because our products are complex, we have experienced delays from time to time in completing new product development. In addition, our new products may not receive or maintain substantial market acceptance.  We may be unable to timely design, develop and introduce competitive products, which could adversely impact our future operating results.

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

The semiconductor industry is characterized by seasonality and wide fluctuations of supply and demand. Since a significant portion of our revenue is from consumer markets and international sales, our business is subject to seasonally lower revenues in the third and fourth quarters of our fiscal year. However, broad fluctuations in our overall business in recent periods and changes in semiconductor industry and global economic conditions have had a more significant impact on our results than seasonality, and have made it difficult to assess the impact of seasonal factors on our business. The industry has also experienced significant economic downturns, characterized by diminished product demand and production over-capacity. We have sought to reduce our exposure to this industry cyclically by selling proprietary products, that cannot be easily or quickly replaced, to a geographically diverse customer base across a broad range of market segments. However, we have experienced substantial period-to-period fluctuations in operating results and expect, in the future, to experience period-to-period fluctuations in operating results due to general industry or economic conditions.

We may not fully realize the anticipated benefits of our completed or future acquisitions or divestitures.

We have acquired, and expect in the future to acquire, additional businesses that we believe will complement or augment our existing businesses. In this regard, in April 2014, we completed our acquisition of Supertex; and in August 2012, we completed our acquisition of SMSC. The integration process for our acquisitions may be complex, costly and time consuming and include unanticipated issues, expenses and liabilities. We may not be able to successfully or profitably integrate, operate, maintain and manage any newly acquired operations or employees. We may not be able to maintain uniform standards, procedures and policies and we may be unable to realize the expected synergies and cost savings from the integration. There may be increased risk due to integrating financial reporting and internal control systems. We may have difficulty in developing, manufacturing and marketing the products of a newly acquired company, or in growing the business at the rate we anticipate. Following an acquisition, we may not achieve the revenue or net income levels that justify the acquisition. We may suffer loss of key employees, customers and strategic partners of acquired companies and it may be difficult to implement our corporate culture at acquired companies. We may be subject to claims from terminated employees, shareholders of acquired companies and other third parties related to the transaction. Acquisitions may also result in one-time charges (such as acquisition-related expenses, write-offs, restructuring charges, or future impairment of goodwill), contingent liabilities, adverse tax consequences, additional stock-based compensation expense and other charges that adversely affect our operating results. Additionally, we may fund acquisitions of new businesses or strategic alliances by utilizing cash, borrowings under our credit agreement, raising debt, issuing shares of common stock, or other mechanisms.

Further, if we decide to sell assets or a business, we may encounter difficulty in finding or completing divestiture opportunities or alternative exit strategies on acceptable terms or in a timely manner. These circumstances could delay the accomplishment of our strategic objectives or cause us to incur additional expenses with respect to a business that we want to dispose of, or we may dispose of a business at a price or on terms that are less favorable than we had anticipated. Even following a divestiture, we may be contractually obligated with respect to certain continuing obligations to customers, vendors or other third parties and such obligations may have a material adverse impact on our results of operation and financial condition.

In addition to acquisitions, we have in the past, and expect in the future, to enter into joint development agreements or other business or strategic relationships with other companies. These transactions are subject to a number of risks similar to those we face with our acquisitions including our ability to realize the expected benefits of any such transaction, to successfully market and sell any products resulting from such transactions or to successfully integrate any technology developed through such transactions.

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

We are currently, and in the future may be, involved in legal proceedings or claims regarding patent infringement, other intellectual property rights, contracts and other matters. As is typical in the semiconductor industry, we receive notifications from customers or licensees from time to time who believe that we owe them indemnification or other obligations related to infringement claims made against us, our customers or our licensees by third parties. These legal proceedings and claims, even if meritless, could result in substantial cost to us and divert our resources. If we are not able to resolve a claim, settle a matter, obtain necessary licenses on commercially reasonable terms, reengineer our products or processes to avoid infringement, and/or successfully prosecute or defend our position, we could incur uninsured liability in any of them, be required to take an appropriate charge to operations, be enjoined from selling a material portion of our products or using certain processes, suffer a reduction or elimination in the value of our inventories, and our business, financial condition or results of operations could be harmed.

It is also possible that from time to time we may be subject to claims related to the manufacture, performance or use of our products. These claims may be due to injuries or environmental exposures related to manufacturing, a product's nonconformance to our specifications, or specifications agreed upon with the customer, changes in our manufacturing processes, or unexpected customer system issues due to the integration of our products or insufficient design or testing by our customers. We could incur significant expenses related to such matters, including, but not limited to:

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

Further, we sell to customers in industries such as automotive, aerospace, and medical, where failure of the systems in which our products are integrated could cause damage to property or persons. We may be subject to claims if our products, or the integration of our products, cause system failures. We will face increased exposure to claims if there are substantial increases in either the volume of our sales into these applications or the frequency of system failures integrating our products.

Failure to adequately protect our intellectual property could result in lost revenue or market opportunities.

Our ability to obtain patents, licenses and other intellectual property rights covering our products and manufacturing processes is important for our success. To that end, we have acquired certain patents and patent licenses and intend to continue to seek patents on our technology and manufacturing processes. The process of seeking patent protection can be long and expensive, and patents may not be issued from currently pending or future applications. In addition, our existing and new patents, trademarks and copyrights that issue may not have sufficient scope or strength to provide meaningful protection or commercial advantage to us. We may be subject to, or may ourselves initiate, interference proceedings in the U.S. Patent and Trademark Office, patent offices of a foreign country or U.S. or foreign courts, which can require significant financial and management resources. In addition, the laws of certain foreign countries do not protect our intellectual property rights to the same extent as the laws of the U.S. Infringement of our intellectual property rights by a third party could result in uncompensated lost market and revenue opportunities for us. Although we continue to vigorously and aggressively defend and protect our intellectual property on a worldwide basis, there can be no assurance that we will be successful in our endeavors.

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

We do not typically have long-term contracts with our customers, but where we do, certain terms of such contracts expose us to risks and liabilities.

We do not typically enter into long-term contracts with our customers and we cannot be certain about future order levels from our customers. When we do enter into customer contracts, the contract is generally cancelable at the convenience of the customer. Even though we had approximately 84,000 customers and our ten largest direct customers made up approximately 10% of our total revenue for fiscal 2014, cancellation of customer contracts could have an adverse impact on our revenue and profits.

We have entered into contracts with certain customers that differ from our standard terms of sale. Further, as a result of our acquisitions of SMSC and Supertex, we inherited certain customer contracts that differ from our standard terms of sale. For several of the significant markets that we sell into, such as the automotive and personal computer markets, our current or potential customers may possess significant leverage over us in negotiating the terms and conditions of supply as a result of their market size and position. For example, under certain contracts we may commit to supply specific quantities of products on scheduled delivery dates, or agree to extend our obligations for certain liabilities such as warranties or indemnification for quality issues or claims of intellectual property infringement. If we are unable to supply the customer as required under the contract, the customer may incur additional production costs, lost revenues due to subsequent delays in their own manufacturing schedule, or quality-related issues. We may be liable for the customer's costs, expenses and damages associated with their claims and we may be obligated to defend the customer against claims of intellectual property infringement and pay the associated legal fees. While we try to limit the number of contracts that we sign which contain such special provisions, manage the risks underlying such liabilities, and set caps on our liability exposure, sometimes we may not be able to do so. In order to win important designs, avoid losing business to competitors, maintain existing business, or be permitted to bid on new business, we have been, and may in the future be, forced to agree to uncapped liability for such items as intellectual property infringement or confidentiality. Such provisions expose us to risk of liability far exceeding the purchase price of the products we sell under such contracts, the lifetime revenues we receive from such products, or various forms of potential consequential damages. These significant additional risks could result in a material adverse impact on our results of operation and financial condition.

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

Sales to foreign customers account for a substantial portion of our net sales. During fiscal 2014, approximately 84% of our net sales were made to foreign customers, including 29% in China. During fiscal 2013, approximately 83% of our net sales were made to foreign customers, including 27% in China. A strong position in the Chinese market is a key component of our global growth strategy. The market for integrated circuit products in China is highly competitive, and both international and domestic competitors are aggressively seeking to increase their market share. Increased competition in the China market may make it difficult for us to achieve our desired sales volumes in China. We purchase a substantial portion of our raw materials and equipment from foreign suppliers. In addition, we own product assembly and testing facilities near Bangkok, Thailand, which is currently experiencing political instability, and has experienced periods of political instability in the past. From time to time, Thailand has also experienced periods of severe flooding. There can be no assurance that any future flooding in Thailand would not have a material adverse impact on our operations. We use various foreign contractors for a significant portion of our assembly and testing and wafer fabrication requirements. Substantially all of our finished goods inventory is maintained in Thailand.

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

We rely on the efficient and uninterrupted operation of complex information technology systems and networks to operate our business.  Any significant disruption to our systems or networks, including, but not limited to, new system implementations, computer viruses, security breaches, facility issues, natural disasters, terrorism, war, telecommunication failures or energy blackouts could have a material adverse impact on our operations, sales and operating results.  Such disruption could result in a loss of our intellectual property or the release of sensitive competitive information or supplier, customer or employee personal data. Any loss of such information could harm our competitive position, result in a loss of customer confidence, and cause us to incur significant costs to remedy the damages caused by the disruptions or security breaches. Additionally, failure to properly manage the collection, handling, transfer or disposal of personal data of employees and customers may result in regulatory penalties, enforcement actions, remediation obligations, litigation, fines and other sanctions.

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

Third-party service providers, such as wafer foundries, assembly and test contractors, distributors, credit card processors and other vendors have access to certain portions of our and our customers' sensitive data. In the event that these service providers do not properly safeguard the data that they hold, security breaches and loss of data could result. Any such loss of data by our third-party service providers could negatively impact our business, operations and financial results, as well as our relationship with our customers.

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

We must comply with many federal, state, local and foreign governmental regulations related to the use, storage, discharge and disposal of toxic, volatile or otherwise hazardous substances used in our products and manufacturing processes.  Our failure to comply with applicable regulations could result in fines, suspension of production, cessation of operations or future liabilities. Such environmental regulations have required us in the past, and could require us in the future to buy costly equipment or to incur significant expenses to comply with such regulations. Our failure to control the use of, or adequately restrict the discharge of, hazardous substances could impact the health of our employees and others and could impact our ability to operate. Such failure could also restrict our ability to ship certain products to certain countries, require us to modify our operations logistics, or require us to incur other significant costs and expenses. There is a continuing expansion in environmental laws with a focus on reducing or eliminating hazardous substances and substances of high concern in electronic products and shipping materials. These and other future environmental regulations could require us to reengineer certain of our existing products and may make it more expensive for us to manufacture, sell and ship our products. In addition, the number and complexity of laws focused on the energy efficiency of electronic products and accessories, the recycling of electronic products, and the reduction in quantity and the recycling of packing materials have expanded significantly. It may be difficult for us to timely comply with these laws and we may not have sufficient quantities of compliant products to meet customers' needs, thereby adversely impacting our sales and profitability. We may also have to write off inventory in the event that we hold unsaleable inventory as a result of changes to regulations or customer requirements. We expect these risks and trends to continue. In addition, we anticipate increased customer requirements to meet voluntary criteria related to the reduction or elimination of substances of high concern in our products and energy efficiency measures. These requirements may increase our own costs, as well as those passed on to us by our supply chain.

Customer demands for us to implement business practices that are more stringent than legal requirements may reduce our revenue opportunities or cause us to incur higher costs.

Some of our customers and potential customers are requiring that we implement operating practices that are more stringent than what is required by applicable laws with respect to workplace and labor requirements, the type of materials we use in our products, environmental matters or other items. To comply with such requirements, we may have to pass these same operating practices on to our suppliers. Our suppliers may refuse to implement these operating practices, or may charge us more for complying with them. The cost to implement such practices may cause us to incur higher costs and reduce our profitability, and if we choose not to implement such practices, such customers may disqualify us as a supplier, resulting in decreased revenue opportunities. Developing, administering, monitoring and auditing these customer-requested practices at our own sites and those in our supply chain will increase our costs and may require that we hire more personnel.

Customer demands and new regulations related to conflict-free minerals may force us to incur additional expenses.

As required by the Dodd-Frank Wall Street Reform and Consumer Protection Act, in August 2012, the SEC released new disclosure and reporting requirements regarding the use of “conflict” minerals mined from the Democratic Republic of Congo and adjoining countries in products, necessary to the functionality or production of products, whether or not these products are manufactured by third parties.  We must file a report on Form SD with the SEC regarding such matters by June 2, 2014 and on an annual basis thereafter. Other countries are considering similar regulations.  As we implement these new requirements, if it is determined that we are using other than conflict-free minerals, customers may demand us to change the sourcing of minerals used in the manufacture of semiconductor devices (including our products), even if the costs for compliant minerals significantly increases and availability is limited.  If we make changes to materials and/or suppliers, there will likely be costs associated with qualifying new suppliers and production capacity and quality could be negatively impacted.  There will likely be additional costs associated with complying with these new disclosure requirements, such as costs related to determining the source of any conflict minerals used in our products.  Also, since our supply chain is complex, we may face reputational challenges if we are unable to sufficiently verify the origins for all metals used in our products through the procedures we may implement.  We may also encounter challenges to satisfy those customers who require that all of the components of our products are certified as conflict free.  If we are not able to meet customer requirements, customers may choose to disqualify us as a supplier and we may have to write off inventory in the event that it cannot be sold.

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

We are subject to examination of our income tax returns by the IRS and other tax authorities for fiscal 2011 and later. Microchip and SMSC are currently under IRS audit for fiscal 2011 and 2012.  We are subject to certain income tax examinations in foreign jurisdictions for fiscal 2006 and later. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. There can be no assurance that the outcomes from these continuing examinations will not have an adverse effect on our future operating results.

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

We review our long-lived assets, including goodwill and other intangible assets, for impairment annually in the fourth fiscal quarter or whenever events or changes in circumstances indicate that the carrying amount of those assets may not be recoverable. Factors that may be considered in assessing whether goodwill or intangible assets may not be recoverable include a decline in our stock price or market capitalization, reduced estimates of future cash flows and slower growth rates in our industry. Our valuation methodology for assessing impairment requires management to make judgments and assumptions based on historical experience and to rely heavily on projections of future operating performance. Because we operate in highly competitive environments, projections of our future operating results and cash flows may vary significantly from our actual results. No goodwill or material long-lived asset impairment charges were recorded in fiscal 2013 or fiscal 2014.

Our financial condition and results of operations could be adversely affected if we do not effectively manage our current or future debt.

In June 2013, we entered into a $2.0 billion credit agreement. At March 31, 2014, we had $650.0 million in outstanding borrowings under such credit agreement. In December 2007, we sold $1.15 billion of principal value 2.125% junior subordinated convertible debentures. As a result of such transactions, we have a substantially greater amount of debt than we had maintained in the past. Our maintenance of substantial levels of debt could adversely affect our ability to take advantage of corporate opportunities and could adversely affect our financial condition and results of operations. We may need or desire to refinance all or a portion of our loans under our credit agreement, our debentures or any other future indebtedness and there can be no assurance that we will be able to refinance any of our indebtedness on commercially reasonable terms, if at all.

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

Climate change regulations and sustained adverse climate change pose regulatory and physical risks that could harm our results of operations or affect the way we conduct business.

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

Further, any sustained adverse change in climate could have a direct adverse economic impact on us, such as water and power shortages, higher costs of water or energy to control the temperature of our facilities. Certain of our operations are located in arid or tropical regions, such as Thailand and Arizona. Some environmental experts predict that these regions may become vulnerable to storms, severe floods and droughts due to climate change. While we maintain business recovery plans that are intended to allow us to recover from natural disasters or other events that can interrupt business, we cannot be certain that our plans will protect us from all such disasters or events.

Item 1B.    UNRESOLVED STAFF COMMENTS

None.

Item 2.    PROPERTIES

At March 31, 2014, we owned the facilities described below:

Location	Approximate Total Sq. Ft.	Uses
Chandler, Arizona	415,000	Executive and Administrative Offices; Wafer Probe; R&D Center; Sales and Marketing; and Computer and Service Functions
Tempe, Arizona	379,000	Wafer Fabrication (Fab 2); R&D Center; Administrative Offices; and Warehousing
Gresham, Oregon	826,500	Wafer Fabrication (Fab 4); R&D Center; Administrative Offices; and Warehousing
Chacherngsao, Thailand	489,000	Assembly and Test; Wafer Probe; Sample Center; Warehousing; and Administrative Offices
Chacherngsao, Thailand	215,000	Assembly and Test
Bangalore, India	232,000	Research and Development; Marketing Support and Administrative Offices

In addition to the facilities we own, we lease several research and development facilities and sales offices in North America, Europe and Asia.  Our aggregate monthly rental payment for our leased facilities is approximately $1.4 million.

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

Fiscal 2014	High	Low	Fiscal 2013	High	Low
First Quarter	$38.04	$34.23	First Quarter	$37.32	$30.40
Second Quarter	$41.69	$37.37	Second Quarter	$35.73	$31.03
Third Quarter	$44.75	$38.82	Third Quarter	$33.37	$29.37
Fourth Quarter	$48.09	$43.61	Fourth Quarter	$37.32	$32.58

Stock Price Performance Graph

The following graph and table show a comparison of the five-year cumulative total stockholder return, calculated on a dividend reinvestment basis, for Microchip Technology Incorporated, the Standard & Poor's (S&P) 500 Stock Index, and the Philadelphia Semiconductor Index.

	Cumulative Total Return
	March 2009	March 2010	March 2011	March 2012	March 2013	March 2014
Microchip Technology Incorporated	100.00	140.26	197.81	201.31	207.56	279.12
S&P 500 Stock Index	100.00	149.77	173.20	187.99	214.24	261.06
Philadelphia Semiconductor Index	100.00	146.56	176.56	203.78	205.73	265.65

Data acquired by Research Data Group, Inc. (www.researchdatagroup.com)

On May 23, 2014, there were approximately 297 holders of record of our common stock.  This figure does not reflect beneficial ownership of shares held in nominee names.

We have been declaring and paying quarterly cash dividends on our common stock since the third quarter of fiscal 2003.  Our total cash dividends paid were $281.2 million, $273.8 million and $266.2 million in fiscal 2014, fiscal 2013 and fiscal 2012, respectively.  The following table sets forth our quarterly cash dividends per common share and the total amount of the dividend payment for each quarter in fiscal 2014 and fiscal 2013 (amounts in thousands, except per share amounts):

Fiscal 2014	Dividends per Common Share	Aggregate Amount of Dividend Payment	Fiscal 2013	Dividends per Common Share	Aggregate Amount of Dividend Payment
First Quarter	$0.3535	$69,682	First Quarter	$0.3500	$67,748
Second Quarter	0.3540	70,086	Second Quarter	0.3510	68,147
Third Quarter	0.3545	70,554	Third Quarter	0.3520	68,697
Fourth Quarter	0.3550	70,882	Fourth Quarter	0.3530	69,230

On May 6, 2014, we declared a quarterly cash dividend of $0.3555 per share, which will be paid on June 3, 2014 to stockholders of record on May 21, 2014 and the total amount of such dividend is expected to be approximately $71.1 million.  Our Board of Directors is free to change our dividend practices at any time and to increase or decrease the dividend paid, or not to pay a dividend, on our common stock on the basis of our results of operations, financial condition, cash requirements and future prospects, and other factors deemed relevant by our Board of Directors.  Our current intent is to provide for ongoing quarterly cash dividends depending upon market conditions and our results of operations.

Please refer to "Item 12 - Security Ownership Of Certain Beneficial Owners And Management And Related Stockholder Matters," at page 47 below, for the information required by Item 201(d) of Regulation S-K with respect to securities authorized for issuance under our equity compensation plans at March 31, 2014.

Item 6.    SELECTED FINANCIAL DATA

You should read the following selected consolidated financial data for the five-year period ended March 31, 2014 in conjunction with our consolidated financial statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Items 7 and 8 of this Form 10-K.  Our consolidated statements of income data for each of the years in the three-year period ended March 31, 2014, and the balance sheet data as of March 31, 2014 and 2013, are derived from our audited consolidated financial statements, included in Item 8 of this Form 10-K.  The statement of income data for the years ended March 31, 2011 and 2010 and balance sheet data as of March 31, 2012, 2011 and 2010 have been derived from our audited consolidated financial statements not included herein (in the tables below all amounts are in thousands, except per share data).

Statement of Income Data:

	Year ended March 31,
	2014	2013	2012	2011	2010
Net sales	$1,931,217	$1,581,623	$1,383,176	$1,487,205	$947,729
Cost of sales	802,474	743,164	583,882	605,954	412,092
Research and development	305,043	254,723	182,650	170,607	120,823
Selling, general and administrative	267,278	261,471	208,328	222,184	166,338
Amortization of acquired intangible assets	94,534	111,537	10,963	12,412	2,279
Special charges, net (1)	3,024	32,175	837	1,865	1,238
Operating income	458,864	178,553	396,516	474,183	244,959
(Losses) gains on equity method investments	(177)	(617)	(195)	157	—
Interest income	16,485	15,560	17,992	16,002	15,325
Interest expense	(48,716)	(40,915)	(34,266)	(31,521)	(31,150)
Other income (expense), net	5,898	(404)	(352)	1,877	8,679
Income from continuing operations before income taxes	432,354	152,177	379,695	460,698	237,813
Income tax provision	37,073	24,788	42,990	31,531	20,808
Net income from continuing operations	$395,281	$127,389	$336,705	$429,167	$217,005
Basic net income per common share – continuing operations	$1.99	$0.65	$1.76	$2.29	$1.18
Diluted net income per common share – continuing operations	$1.82	$0.62	$1.65	$2.20	$1.16
Dividends declared per common share	$1.417	$1.406	$1.390	$1.374	$1.359
Basic common shares outstanding	198,291	194,595	191,283	187,066	183,642
Diluted common shares outstanding	217,630	205,776	203,519	194,715	187,339

Balance Sheet Data:

	March 31,
	2014	2013	2012	2011	2010
Working capital	$1,633,320	$1,894,759	$1,767,988	$1,434,667	$1,407,579
Total assets	4,067,630	3,851,405	3,083,776	2,968,058	2,516,313
Long-term obligations, less current portion	1,003,258	983,385	355,050	347,334	340,672
Stockholders' equity	2,135,461	1,933,470	1,990,673	1,812,438	1,533,380

(1)
Discussions of the special charges for the fiscal years ended March 31, 2014, 2013 and 2012 are contained in Note 4 to our consolidated financial statements.  An explanation of the special charges for the fiscal years ended March 31, 2011 and 2010 is provided below.

The following table presents a summary of special charges for the five-year period ended March 31, 2014:

	March 31,
	2014	2013	2012	2011(1)	2010(2)
Acquisition related expenses	$1,654	$16,259	$340	$1,865	$—
Legal settlement	—	11,516	—	—	—
Adjustment to contingent consideration	1,370	4,400	(1,000)	—	—
Patent licenses	—	—	1,497	—	1,238
Totals	$3,024	$32,175	$837	$1,865	$1,238

(1) During fiscal 2011, we incurred $1.9 million of severance-related and office closure costs associated with our acquisition of SST.

(2) During the first quarter of fiscal 2010, we agreed to the terms of a patent license with an unrelated third party and signed an agreement on July 9, 2009.  The patent license settled alleged infringement claims.  The total payment made to the third-party in July 2009 was $1.4 million, $1.2 million of which was expensed in the first quarter of fiscal 2010 and the remaining $0.2 million was recorded as a prepaid royalty that was amortized over the remaining life of the patents, which expired in June 2010.

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Note Regarding Forward-looking Statements

This report, including "Item 1 – Business," "Item 1A – Risk Factors," and "Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations," contains certain forward-looking statements that involve risks and uncertainties, including statements regarding our strategy, financial performance and revenue sources.  We use words such as "anticipate," "believe," "plan," "expect," "estimate," "future," "continue," "intend" and similar expressions to identify forward-looking statements.  These forward-looking statements include, without limitation, statements regarding the following:

•	The effects that adverse global economic conditions and fluctuations in the global credit and equity markets may have on our financial condition and results of operations;

•	The effects and amount of competitive pricing pressure on our product lines;

•	Our ability to moderate future average selling price declines;

•	The effect of product mix, capacity utilization, yields, fixed cost absorption, competition and economic conditions on gross margin;

•	The amount of, and changes in, demand for our products and those of our customers;

•	Our expectation that in the future we will acquire additional business that we believe will complement our existing businesses;

•	Our expectation that in the future we will enter into joint development agreements or other business or strategic relationships with other companies;

•	The level of orders that will be received and shipped within a quarter;

•
Our expectation that our inventory levels will decrease between 7 and 11 days in the June 2014 quarter compared to the March 2014 quarter and that it will allow us to maintain competitive lead times, provide strong delivery performance to our customers and keep our fiscal 2015 capital expenditures at relatively low levels;

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

•
Our belief that any unrealized losses represent an other-than-temporary impairment based on our evaluation of available evidence and our intent to hold these investments until these assets are no longer impaired;

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

We begin our Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) with a summary of our overall business strategy to give the reader an overview of the goals of our business and the overall direction of our business and products.  This is followed by a discussion of the Critical Accounting Policies and Estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results.  In the next section, beginning at page 34, we discuss our Results of Operations for fiscal 2014 compared to fiscal 2013, and for fiscal 2013 compared to fiscal 2012.  We then provide an analysis of changes in our balance sheet and cash flows, and discuss our financial commitments in the sections titled "Liquidity and Capital Resources," "Contractual Obligations" and "Off-Balance Sheet Arrangements."

Strategy

Our goal is to be a worldwide leader in providing specialized semiconductor products for a wide variety of embedded control applications.  Our strategic focus is on the embedded control market, which includes microcontrollers, high-performance analog, interface and mixed signal devices, power management and thermal management devices, connectivity devices, interface devices, Serial EEPROMs, SuperFlash memory products, our patented KeeLoq® security devices and Flash IP solutions.  We provide highly cost-effective embedded control products that also offer the advantages of small size, high performance, low voltage/power operation and ease of development, enabling timely and cost-effective embedded control product integration by our customers.  We license our SuperFlash technology to wafer foundries, integrated device manufacturers and design partners throughout the world for use in the manufacture of their advanced microcontroller products.

We sell our products to a broad base of domestic and international customers across a variety of industries. The principal markets that we serve include consumer, automotive, industrial, office automation and telecommunications.  Our business is subject to fluctuations based on economic conditions within these markets.

Our manufacturing operations include wafer fabrication, wafer probe and assembly and test.  The ownership of a substantial portion of our manufacturing resources is an important component of our business strategy, enabling us to maintain a high level of manufacturing control resulting in us being one of the lowest cost producers in the embedded control industry.  By owning wafer fabrication facilities and our assembly and test operations, and by employing statistical process control techniques, we have been able to achieve and maintain high production yields.  Direct control over manufacturing resources allows us to shorten our design and production cycles.  This control also allows us to capture a portion of the wafer manufacturing and the assembly and test profit margin. We do outsource a significant portion of our manufacturing requirements to third parties.

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

We market and sell our products worldwide primarily through a network of direct sales personnel and distributors.  Our distributors focus primarily on servicing the product and technical support requirements of a broad base of diverse customers.  We believe that our direct sales personnel combined with our distributors provide an effective means of reaching this broad and diverse customer base.  Our direct sales force focuses primarily on major strategic accounts in three geographical markets: the Americas, Europe and Asia.  We currently maintain sales and support centers in major metropolitan areas in North America, Europe and Asia.  We believe that a strong technical service presence is essential to the continued development of the embedded control market.  Many of our field sales engineers (FSEs), field application engineers (FAEs), and sales management personnel have technical degrees and have been previously employed in an engineering environment.  We believe that the technical knowledge of our sales force is a key competitive advantage in the sale of our products.  The primary mission of our FAE team is to provide technical assistance to strategic accounts and to conduct periodic training sessions for FSEs and distributor sales teams.  FAEs also frequently conduct technical seminars for our customers in major cities around the world, and work closely with our distributors to provide technical assistance and end-user support.

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

We sell the majority of the items in our product catalog to our distributors worldwide at a uniform list price.  However, distributors resell our products to end customers at a very broad range of individually negotiated price points.  The majority of our distributors' resales require a reduction from the original list price paid.  Often, under these circumstances, we remit back to the distributor a portion of their original purchase price after the resale transaction is completed in the form of a credit against the distributors' outstanding accounts receivable balance.  The credits are on a per unit basis and are not given to the distributor until they provide information to us regarding the sale to their end customer.  The price reductions vary significantly based on the customer, product, quantity ordered, geographic location and other factors and discounts to a price less than our cost have historically been rare.  The effect of granting these credits establishes the net selling price to our distributors for the product and results in the net revenue recognized by us when the product is sold by the distributors to their end customers.  Thus, a portion of the "deferred income on shipments to distributors" balance represents the amount of distributors' original purchase price that will be credited back to the distributor in the future.  The wide range and variability of negotiated price concessions granted to distributors does not allow us to accurately estimate the portion of the balance in the deferred income on shipments to distributors account that will be credited back to the distributors.  Therefore, we do not reduce deferred income on shipments to distributors or accounts receivable by anticipated future concessions; rather, price concessions are typically recorded against deferred income on shipments to distributors and accounts receivable when incurred, which is generally at the time the distributor sells the product.  At March 31, 2014, we had approximately $222.8 million of deferred revenue and $75.0 million in deferred cost of sales recognized as $147.8 million of deferred income on shipments to distributors.  At March 31, 2013, we had approximately $201.8 million of deferred revenue and $62.8 million in deferred cost of sales recognized as $139.0 million of deferred income on shipments to distributors.  The deferred income on shipments to distributors that will ultimately be recognized in our income statement will be lower than the amount reflected on the balance sheet due to additional price credits to be granted to the distributors when the product is sold to their customers.  These additional price credits historically have resulted in the deferred income approximating the overall gross margins that we recognize in the distribution channel of our business.

Distributor advances, reflected as a reduction of deferred income on shipments to distributors on our consolidated balance sheets, totaled $92.8 million at March 31, 2014 and $70.1 million at March 31, 2013.  On sales to distributors, our payment terms generally require the distributor to settle amounts owed to us for an amount in excess of their ultimate cost.  The sales price to our distributors may be higher than the amount that the distributors will ultimately owe us because distributors often negotiate price reductions after purchasing products from us and such reductions are often significant.  It is our practice to apply these negotiated price discounts to future purchases, requiring the distributor to settle receivable balances, on a current basis, generally within 30 days, for amounts originally invoiced.  This practice has an adverse impact on the working capital of our distributors.  As such, we have entered into agreements with certain distributors whereby we advance cash to the distributors to reduce the distributor's working capital requirements.  These advances are reconciled at least on a quarterly basis and are estimated based on the amount of ending inventory as reported by the distributor multiplied by a negotiated percentage.  Such advances have no impact on our revenue recognition or our consolidated statements of income.  We process discounts taken by distributors against our deferred income on shipments to distributors' balance and true-up the advanced amounts generally after the end of each completed fiscal quarter.  The terms of these advances are set forth in binding legal agreements and are unsecured, bear no interest on unsettled balances and are due upon demand.  The agreements governing these advances can be canceled by us at any time.

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

Business Combinations

All of our business combinations are accounted for at fair value under the acquisition method of accounting.  Under the acquisition method of accounting, (i) acquisition-related costs, except for those costs incurred to issue debt or equity securities, will be expensed in the period incurred; (ii) non-controlling interests will be valued at fair value at the acquisition date; (iii) in-process research and development will be recorded at fair value as an intangible asset at the acquisition date and amortized once the technology reaches technological feasibility; (iv) restructuring costs associated with a business combination will be expensed subsequent to the acquisition date; and (v) changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date will be recognized through income tax expense or directly in contributed capital.  The measurement of the fair value of assets acquired and liabilities assumed requires significant judgment.  The valuation of intangible assets and acquired investments, in particular, requires that we use valuation techniques such as the income approach.  The income approach includes the use of a discounted cash flow model, which includes discounted cash flow scenarios and requires the following significant estimates:  revenue, expenses, capital spending and other costs, and discount rates based on the respective risks of the cash flows.  The valuation of non-marketable equity investments acquired also takes into account variables such as conditions reflected in the capital markets, recent financing activity by the investees, the investees' capital structure and the terms of the investees' issued interests.

Share-based Compensation

We measure at fair value and recognize compensation expense for all share-based payment awards, including grants of employee stock options, restricted stock units (RSUs) and employee stock purchase rights, to be recognized in our financial statements based on their respective grant date fair values.  Total share-based compensation in fiscal 2014 was $53.8 million, of which $46.4 million was reflected in operating expenses.  Total share-based compensation included in cost of sales in fiscal 2014 was $7.3 million.  Total share-based compensation included in our inventory balance was $5.7 million at March 31, 2014.

Determining the appropriate fair-value model and calculating the fair value of share-based awards at the date of grant requires judgment.  The fair value of our RSUs is based on the fair market value of our common stock on the date of grant discounted for expected future dividends.  We use the Black-Scholes option pricing model to estimate the fair value of employee stock options and rights to purchase shares under our employee stock purchase plans.  Option pricing models, including the Black-Scholes model, require the use of input assumptions, including expected volatility, expected life, expected dividend rate, and expected risk-free rate of return.  We use a blend of historical and implied volatility based on options freely traded in the open market as we believe this is most reflective of market conditions and a better indicator of expected volatility than using purely historical volatility.  The expected life of the awards is based on historical and other economic data trended into the future.  The risk-free interest rate assumption is based on observed interest rates appropriate for the terms of our awards.  The dividend yield assumption is based on our history and expectation of future dividend payouts.  We estimate the number of share-based awards that will be forfeited due to employee turnover.  Quarterly changes in the estimated forfeiture rate can have a significant effect on reported share-based compensation, as the impact on prior period amortization for all unvested awards is recognized in the period the forfeiture estimate is changed.  If the actual forfeiture rate is higher or lower than the estimated forfeiture rate, then an adjustment is made to increase or decrease the estimated forfeiture rate, which will result in a decrease or increase to the expense recognized in our financial statements.  If forfeiture adjustments are made, they would affect our gross margin, research and development expenses, and selling, general, and administrative expenses.  The effect of forfeiture adjustments in fiscal 2014 was immaterial.

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

In periods where our production levels are substantially below our normal operating capacity, the reduced production levels of our manufacturing facilities are charged directly to cost of sales. As a result of decreased production in our wafer fabrication facilities, approximately $19.0 million, $31.7 million and $6.7 million was charged directly to cost of sales in fiscal 2014, fiscal 2013 and fiscal 2012, respectively.

Income Taxes

As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate.  This process involves estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes.  These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheets.  We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income within the relevant jurisdiction and to the extent we believe that recovery is not likely, we must establish a valuation allowance.  We have provided valuation allowances for certain of our deferred tax assets, including state net operating loss carryforwards, foreign tax credits and state tax credits, where it is more likely than not that some portion, or all of such assets, will not be realized. At March 31, 2014, the valuation allowances totaled $93.8 million. Should we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.  At March 31, 2014, our deferred tax asset, net of valuation allowances, was $238.2 million.

Various taxing authorities in the U.S. and other countries in which we do business scrutinize the tax structures employed by businesses.  Companies of our size and complexity are regularly audited by the taxing authorities in the jurisdictions in which they conduct significant operations.  Microchip and SMSC are currently under IRS audit for fiscal years 2011 and 2012. We recognize liabilities for anticipated tax audit issues in the U.S. and other tax jurisdictions based on our estimate of whether, and the extent to which, additional tax payments are probable.  We believe that we maintain adequate tax reserves to offset any potential tax liabilities that may arise upon these and other pending audits in the U.S. and other countries in which we do business.  If such amounts ultimately prove to be unnecessary, the resulting reversal of such reserves would result in tax benefits being recorded in the period the reserves are no longer deemed necessary.  If such amounts ultimately prove to be less than an ultimate assessment, a future charge to expense would be recorded in the period in which the assessment is determined.

Junior Subordinated Convertible Debentures

We separately account for the liability and equity components of our junior subordinated convertible debentures in a manner that reflects our nonconvertible debt (unsecured debt) borrowing rate when interest cost is recognized.  This results in a bifurcation of a component of the debt, classification of that component in equity and the accretion of the resulting discount on the debt to be recognized as part of interest expense in our consolidated statements of income.  Lastly, we include the dilutive effect of the shares of our common stock issuable upon conversion of the outstanding junior subordinated convertible debentures in our diluted income per share calculation regardless of whether the market price trigger or other contingent conversion feature has been met.  We apply the treasury stock method as we have the intent and have adopted an accounting policy to settle the principal amount of the junior subordinated convertible debentures in cash.  This method results in incremental dilutive shares when the average fair value of our common stock for a reporting period exceeds the conversion price per share, which was $25.87 at March 31, 2014, and adjusts as dividends are recorded in the future.

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

Results of Operations

The following table sets forth certain operational data as a percentage of net sales for the years indicated:

	Year Ended March 31,
	2014	2013	2012
Net sales	100.0%	100.0%	100.0%
Cost of sales	41.6	47.0	42.2
Gross profit	58.4	53.0	57.8
Research and development	15.8	16.1	13.2
Selling, general and administrative	13.8	16.5	15.0
Amortization of acquired intangible assets	4.9	7.1	0.8
Special charges	0.1	2.0	0.1
Operating income	23.8%	11.3%	28.7%

Net Sales

We operate in two industry segments and engage primarily in the design, development, manufacture and sale of semiconductor products as well as the licensing of Flash intellectual property.  We sell our products to distributors and original equipment manufacturers, referred to as OEMs, in a broad range of markets, perform ongoing credit evaluations of our customers and generally require no collateral.  In certain circumstances, a customer's financial condition may require collateral, and, in such cases, the collateral would be typically provided by letters of credit.

Our net sales of $1,931.2 million in fiscal 2014 increased by $349.6 million, or 22.1%, over fiscal 2013, and our net sales of $1,581.6 million in fiscal 2013 increased by $198.4 million, or 14.4%, from fiscal 2012.  The increase in net sales in fiscal 2014 over fiscal 2013 was due primarily to general economic and semiconductor industry conditions and market share gains. The increase in net sales in fiscal 2014 over fiscal 2013 was also impacted by our acquisition of SMSC on August 2, 2012. The increase in net sales in fiscal 2013 over fiscal 2012 was due primarily to our acquisition of SMSC offset in part by adverse general economic and semiconductor industry conditions.  Average selling prices for our semiconductor products were up approximately 4% in fiscal 2014 over fiscal 2013 and were up approximately 5% in fiscal 2013 over fiscal 2012. The number of units of our semiconductor products sold was up approximately 17% in fiscal 2014 over fiscal 2013 and up approximately 10% in fiscal 2013 over fiscal 2012. The average selling prices and the unit volumes of our sales are impacted by the mix of our products sold and overall semiconductor market conditions.  Key factors impacting the amount of net sales during the last three fiscal years include:

•	global economic conditions in the markets we serve;

•	semiconductor industry conditions;

•	our acquisition of SMSC in the second quarter of fiscal 2013;

•	inventory holding patterns of our customers;

•	increasing semiconductor content in our customers' products;

•	customers' increasing needs for the flexibility offered by our programmable solutions;

•	our new product offerings that have increased our served available market; and

•	continued market share gains in the segments of the markets we address.

Net sales by product line for fiscal 2014, 2013 and 2012 were as follows (dollars in thousands):

	Year Ended March 31,
	2014	%	2013	%	2012	%
Microcontrollers	$1,260,988	65.3	$1,035,514	65.5	$928,509	67.1
Analog, interface and mixed signal products	428,088	22.2	307,723	19.4	171,165	12.4
Memory products	134,624	7.0	142,557	9.0	179,217	13.0
Technology licensing	94,578	4.9	83,803	5.3	87,001	6.3
Other	12,939	0.6	12,026	0.8	17,284	1.2
Total net sales	$1,931,217	100.0	$1,581,623	100.0	$1,383,176	100.0

Microcontrollers

Our microcontroller product line represents the largest component of our total net sales.  Microcontrollers and associated application development systems accounted for approximately 65.3% of our total net sales in fiscal 2014, approximately 65.5% of our total net sales in fiscal 2013 and 67.1% of our total net sales in fiscal 2012.

Net sales of our microcontroller products increased approximately 21.8% in fiscal 2014 compared to fiscal 2013, and increased approximately 11.5% in fiscal 2013 compared to fiscal 2012.  The increase in net sales in fiscal 2014 compared to fiscal 2013 resulted primarily from market share gains and general economic and semiconductor industry conditions in the end markets we serve including the consumer, automotive, industrial control, communications and computing markets. The increase in net sales in fiscal 2013 compared to fiscal 2012 resulted primarily from our acquisition of SMSC and market share gains which offset weak general economic and semiconductor industry conditions.

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

Analog, Interface and Mixed Signal Products

Sales of our analog, interface and mixed signal products accounted for approximately 22.2% of our total net sales in fiscal 2014, approximately 19.4% of our total net sales in fiscal 2013 and approximately 12.4% of our total net sales in fiscal 2012.

Net sales of our analog, interface and mixed signal products increased approximately 39.1% in fiscal 2014 compared to fiscal 2013 and increased approximately 79.8% in fiscal 2013 compared to fiscal 2012.  The increase in net sales in fiscal 2014 compared to fiscal 2013 was driven primarily by general economic and semiconductor industry conditions and market share gains achieved within the analog, interface and mixed signal market. The increase in net sales in fiscal 2013 compared to fiscal 2012 was driven primarily by our acquisition of SMSC and market share gains achieved within the analog, interface and mixed signal market.

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

Memory Products

Sales of our memory products accounted for approximately 7.0% of our total net sales in fiscal 2014, approximately 9.0% of our total net sales in fiscal 2013 and approximately 13.0% of our total net sales in fiscal 2012.

Net sales of our memory products decreased approximately 5.6% in fiscal 2014 compared to fiscal 2013, and decreased approximately 20.5% in fiscal 2013 compared to fiscal 2012.  The decreases in memory product net sales in fiscal 2014 compared to fiscal 2013 and in fiscal 2013 compared to fiscal 2012 were driven primarily by adverse customer demand conditions within the Serial EEPROM and Flash memory markets.

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

Technology Licensing

Technology licensing revenue includes a combination of royalties associated with licenses for the use of our SuperFlash technology and fees for engineering services. Technology licensing accounted for approximately 4.9% of our total net sales in fiscal 2014, approximately 5.3% of our total net sales in fiscal 2013 and approximately 6.3% of our total net sales in fiscal 2012.

Net sales related to our technology licensing increased approximately 12.9% in fiscal 2014 compared to fiscal 2013 and decreased approximately 3.7% in fiscal 2013 compared to fiscal 2012. The increase in technology licensing net sales in fiscal 2014 compared to fiscal 2013 was driven primarily by the adoption of our technology by more manufacturers of semiconductors as well as semiconductor industry and global economic conditions. The decrease in technology licensing net sales in fiscal 2013 compared to fiscal 2012 was due primarily to adverse semiconductor industry and global economic conditions.

Other

 Revenue from assembly and test subcontracting services accounted for approximately 0.6% of our total net sales in fiscal 2014, approximately 0.8% of our total net sales in fiscal 2013 and approximately 1.2% of our total net sales in fiscal 2012.

Distribution

Distributors accounted for approximately 53% of our net sales in each of fiscal 2014 and fiscal 2013 and approximately 59% of our net sales in fiscal 2012. The decrease in distributor net sales as a percentage of our total net sales in fiscal 2014 and fiscal 2013 compared to fiscal 2012 was driven primarily by our acquisition of SMSC which makes a larger percentage of its net sales to OEM customers rather than through distributors.

Our two largest distributors together accounted for approximately 14% of our net sales in fiscal 2014, approximately 13% of our net sales in fiscal 2013 and approximately 14% of our net sales in fiscal 2012. One of our distributors, Future Electronics, accounted for approximately 10% of our net sales in fiscal 2012.  No other distributor accounted for more than 10% of our net sales in fiscal 2014, fiscal 2013 or fiscal 2012.

Generally, we do not have long-term agreements with our distributors and we, or our distributors, may terminate our relationship with each other with little or no advanced notice.  The loss of, or the disruption in the operations of, one or more of our distributors could reduce our future net sales in a given quarter and could result in an increase in inventory returns.

At March 31, 2014, our distributors maintained 33 days of inventory of our products compared to 30 days at March 31, 2013 and 31 days at March 31, 2012.  Over the past three fiscal years, the days of inventory maintained by our distributors have fluctuated between approximately 27 days and 47 days.  We do not believe that inventory holding patterns at our distributors will materially impact our net sales, due to the fact that we recognize revenue based on sell-through for all of our distributors.

Net Sales by Geography

Net sales by geography for fiscal 2014, 2013 and 2012 were as follows (dollars in thousands):

	Year Ended March 31,
	2014	%	2013	%	2012	%
Americas	$365,609	18.9	$313,574	19.8	$290,392	21.0
Europe	411,531	21.3	344,398	21.8	319,881	23.1
Asia	1,154,077	59.8	923,651	58.4	772,903	55.9
Total net sales	$1,931,217	100.0	$1,581,623	100.0	$1,383,176	100.0

Our sales to foreign customers have been predominately in Asia and Europe, which we attribute to the manufacturing strength in those areas for automotive, communications, computing, consumer and industrial control products.  Americas sales include sales to customers in the U.S., Canada, Central America and South America.

Sales to foreign customers accounted for approximately 84% of our net sales in fiscal 2014, approximately 83% of our net sales in fiscal 2013 and approximately 82% of our net sales in fiscal 2012.  Substantially all of our foreign sales are U.S. dollar denominated.  Sales to customers in Asia have generally increased over time due to many of our customers transitioning their manufacturing operations to Asia and growth in demand from the emerging Asian market as well as our acquisitions such as SMSC which had a significant concentration of sales in Asia.  Our sales force in the Americas and Europe supports a significant portion of the design activity for products which are ultimately shipped to Asia.

Sales to customers in China, including Hong Kong, accounted for approximately 29% of our net sales in fiscal 2014, approximately 27% of our net sales in fiscal 2013 and approximately 24% of our net sales in fiscal 2012.  Sales to customers in Taiwan accounted for approximately 13% of our net sales in each of fiscal 2014 and fiscal 2013 and approximately 15% of our net sales in fiscal 2012.  We did not have sales into any other countries that exceeded 10% of our net sales during the last three fiscal years.

Gross Profit

Our gross profit was $1,128.7 million in fiscal 2014, $838.5 million in fiscal 2013 and $799.3 million in fiscal 2012.  Gross profit as a percent of sales was 58.4% in fiscal 2014, 53.0% in fiscal 2013 and 57.8% in fiscal 2012.

The most significant factors affecting our gross profit percentage in the periods covered by this report were:

•
production levels being below the range of our normal capacity, resulting in excess capacity charges of $19.0 million in fiscal 2014, $31.7 million in fiscal 2013 and $6.7 million in the second half of fiscal 2012 compared to production levels being at or above the range of our normal capacity levels in the first half of fiscal 2012;

•
charges of approximately $53.6 million in fiscal 2013 related to the recognition of acquired inventory at fair value as a result of our acquisitions which increased the value of acquired inventory and reduced our gross margins;

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

We adjust our wafer fabrication and assembly and test capacity utilization as required to respond to actual and anticipated business and industry-related conditions.  When production levels are below normal capacity, we charge cost of sales for the unabsorbed capacity. Our wafer fabrication facilities operated below normal capacity levels, which we typically consider to be 90% to 95% of the actual capacity of the installed equipment, during fiscal 2014, fiscal 2013 and the second half of fiscal 2012 in response to uncertain global economic conditions and our inventory position. As a result of decreased production in our wafer fabs, approximately $19.0 million, $31.7 million and $6.7 was charged to cost of sales in fiscal 2014, fiscal 2013 and fiscal 2012, respectively. In the future, if production levels are below normal capacity, we will charge cost of sales for the unabsorbed capacity.  During fiscal 2014 and the first half of fiscal 2012, we operated at the normal levels of capacity at our Thailand assembly and test facility, and we selectively increased our assembly and test capacity at such facility during such time. During fiscal 2013 and the second half of fiscal 2012, we operated below the normal capacity levels of our Thailand assembly and test facility due to adverse business conditions and these actions had a negative impact on our gross margins during such periods.

The process technologies utilized in our wafer fabs impact our gross margins.  Fab 2 currently utilizes various manufacturing process technologies, but predominantly utilizes our 0.5 micron to 1.0 micron processes.  Fab 4 predominantly utilizes our 0.22 micron to 0.5 micron processes.  We continue to transition products to more advanced process technologies to reduce future manufacturing costs.  All of our production has been on 8-inch wafers during the periods covered by this report.

Our overall inventory levels were $262.7 million at March 31, 2014, compared to $242.3 million at March 31, 2013 and $217.3 million at March 31, 2012.  We maintained 118 days of inventory on our balance sheet at March 31, 2014 compared to 116 days of inventory at March 31, 2013 and 138 days at March 31, 2012.  We expect our inventory levels in the June 2014 quarter to decrease between 7 and 11 days from the March 2014 levels. We believe our existing level of inventory will allow us to maintain competitive lead times, provide strong delivery performance to our customers and allow us to keep our fiscal 2015 capital expenditures at relatively low levels.

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

During fiscal 2014, approximately 51% of our assembly requirements were performed in our Thailand facilities, compared to approximately 60% during fiscal 2013 and approximately 66% during fiscal 2012.  The percentage of our assembly work that is performed internally fluctuates over time based on supply and demand conditions in the semiconductor industry, our internal capacity capabilities and our acquisition activities.  Third-party contractors located in Asia perform the balance of our assembly operations.  During fiscal 2014, approximately 86% of our test requirements were performed in our Thailand facilities compared to approximately 87% during fiscal 2013 and approximately 92% during fiscal 2012. We believe that the assembly and test operations performed at our Thailand facilities provide us with significant cost savings compared to contractor assembly and test costs, as well as increased control over these portions of the manufacturing process.

We rely on outside wafer foundries for a significant portion of our wafer fabrication requirements. During fiscal 2014, approximately 38% of our sales came from products that were produced at outside wafer foundries compared to approximately 33% during fiscal 2013 and approximately 20% during fiscal 2012. The primary reason for the increased percentage in fiscal 2014 over the previous two fiscal years was our acquisition of SMSC in the September 2012 quarter, as SMSC relied solely on outside wafer foundries for their wafer fabrication requirements.

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

Research and Development (R&D)

R&D expenses for fiscal 2014 were $305.0 million, or 15.8% of sales, compared to $254.7 million, or 16.1% of sales, for fiscal 2013 and $182.7 million, or 13.2% of sales, for fiscal 2012.  We are committed to investing in new and enhanced products, including development systems software, and in our design and manufacturing process technologies.  We believe these investments are significant factors in maintaining our competitive position.  R&D costs are expensed as incurred.  Assets purchased to support our ongoing research and development activities are capitalized when related to products which have achieved technological feasibility or that have alternative future uses and are amortized over their expected useful lives.  R&D expenses include labor, depreciation, masks, prototype wafers, and expenses for the development of process technologies, new packages, and software to support new products and design environments.

R&D expenses increased $50.3 million, or 19.8%, for fiscal 2014 over fiscal 2013.  The primary reasons for the dollar increase in R&D costs in fiscal 2014 compared to fiscal 2013 were additional costs from our acquisition of SMSC as well as higher headcount costs and bonus costs.  R&D expenses increased $72.1 million, or 39.5%, for fiscal 2013 over fiscal 2012.  The primary reasons for the dollar increase in R&D costs in fiscal 2013 compared to fiscal 2012 were additional costs from our acquisition of SMSC and higher headcount costs.

R&D expenses fluctuate over time, primarily due to revenue and operating expense investment levels.

Selling, General and Administrative

Selling, general and administrative expenses for fiscal 2014 were $267.3 million, or 13.8% of sales, compared to $261.5 million, or 16.5% of sales, for fiscal 2013, and $208.3 million, or 15.1% of sales, for fiscal 2012.  Selling, general and administrative expenses include salary expenses related to field sales, marketing and administrative personnel, advertising and promotional expenditures and legal expenses.  Selling, general and administrative expenses also include costs related to our direct sales force and field applications engineers who work in sales offices worldwide to stimulate demand by assisting customers in the selection and use of our products.

Selling, general and administrative expenses increased $5.8 million, or 2.2%, for fiscal 2014 over fiscal 2013. The primary reasons for the dollar increase in selling, general and administrative expenses in fiscal 2014 over fiscal 2013 were higher headcount costs related to our acquisition of SMSC and higher bonus costs partially offset by lower acquisition related legal expenses, professional services and share-based compensation. Selling, general and administrative expenses increased $53.2 million, or 25.5%, for fiscal 2013 over fiscal 2012.  The primary reason for the dollar increase in selling, general and administrative expenses in fiscal 2013 over fiscal 2012 were additional costs from our acquisition of SMSC.

Selling, general and administrative expenses fluctuate over time, primarily due to revenue and operating expense investment levels.

Special Charges

Acquisition Related Expenses

During fiscal 2014, we incurred special charges of $3.0 million related to severance, office closing and other costs associated with our acquisition activity. During fiscal 2013, we incurred special charges of $32.2 million comprised of a $4.4 million net increase in the fair value of contingent consideration related to one of our acquisitions, $16.3 million of primarily severance-related costs in addition to office closing, and other costs associated with the acquisition of SMSC and legal settlement costs of approximately $11.5 million for certain legal matters related to SST (which we acquired in April 2010) in excess of previously accrued amounts. During fiscal 2012, special charges included a benefit of $0.7 million comprised of a $1.0 million favorable adjustment to contingent consideration offset by $0.3 million of severance-related charges related to a prior year acquisition.

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

Other Income (Expense)

Interest income in fiscal 2014 was $16.5 million compared to $15.6 million in fiscal 2013 and $18.0 million in fiscal 2012.  The primary reasons for the increase in interest income for fiscal 2014 over fiscal 2013 relates to higher yields on short-term cash investments and higher invested cash balances. The primary reasons for the decrease in interest income for fiscal 2013 over fiscal 2012 relates to lower yields on short-term cash investments and lower invested cash balances. Interest expense in fiscal 2014 was $48.7 million compared to $40.9 million in fiscal 2013 and $34.3 million in fiscal 2012. The primary reasons for the increase in interest expense over these periods relates to increased borrowings under our credit facility to partially finance our acquisition of SMSC and increased expenses associated with our larger credit facility. Other income, net in fiscal 2014 was $5.9 million compared to other expense, net of $0.4 million in fiscal 2013 and other expense, net of $0.4 million in fiscal 2012.  The primary reasons for the change in other income (expense), net during fiscal 2014 compared to fiscal 2013 relates to realized gains of $2.4 million from the sale of marketable equity and debt securities and a gain of $2.4 million recognized on a strategic investment in a company we acquired during fiscal 2014 compared to a gain of $1.3 million related to the sale of inventory previously considered discontinued during fiscal 2013 and fluctuations on our foreign currency derivatives.

Provision for Income Taxes

Our provision for income taxes reflects tax on our foreign earnings and federal and state tax on U.S. earnings.  We had an effective tax rate of 8.6% in fiscal 2014, 16.3% in fiscal 2013 and 11.3% in fiscal 2012.  Excluding certain one-time tax events described below, our effective tax rates were lower than statutory rates in the U.S. primarily due to our mix of earnings in foreign jurisdictions with lower tax rates and the R&D tax credit.  Our effective tax rate in fiscal 2014 includes $19.4 million of benefits related to various items including a settlement with the IRS for our fiscal 2009 and fiscal 2010 tax audits and the expiration of the statute of limitations on various tax reserves.  These benefits reduced our effective tax rate by 4.5 percentage points to an effective tax rate of 8.6%. During fiscal 2013, our effective tax rate was higher due to $27.2 million of one-time foreign and domestic tax implications from our acquisition of SMSC, which offset an $8.1 million benefit received from the reinstatement of the R&D credit and $9.7 million of other non-recurring tax events including releases of previously established tax reserves related to audit closures and expirations of statutes of limitations and the revaluation of deferred tax assets and liabilities. These items increased our effective tax rate by 6.2% to an effective tax rate of 16.3%. During fiscal 2012, we completed a project that led to additional R&D tax credit claims in the amount of $4.1 million which reduced our effective tax rate by 1.1% to 11.3%.

Various taxing authorities in the U.S. and other countries in which we do business are increasing their scrutiny of the tax structures employed by businesses.  Companies of our size and complexity are regularly audited by the taxing authorities in the jurisdictions in which they conduct significant operations.  For U.S. federal, and in general for U.S. state tax returns, our fiscal 2011 and later tax returns remain open for examination by the taxing authorities. SMSC is currently under audit for fiscal years 2011 and 2012.  We recognize liabilities for anticipated tax audit issues in the U.S. and other tax jurisdictions based on our estimate of whether, and the extent to which, additional tax payments are probable.  We believe that we maintain adequate tax reserves to offset any potential tax liabilities that may arise upon these and other pending audits in the U.S. and other countries in which we do business.  If such amounts ultimately prove to be unnecessary, the resulting reversal of such reserves would result in tax benefits being recorded in the period the reserves are no longer deemed necessary.  If such amounts ultimately prove to be less than any final assessment, a future charge to expense would be recorded in the period in which the assessment is determined.

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

Liquidity and Capital Resources

We had $2,143.5 million in cash, cash equivalents and short-term and long-term investments at March 31, 2014, an increase of $307.5 million from the March 31, 2013 balance.  The increase in cash, cash equivalents and short-term and long-term investments over this time period is primarily attributable to cash generated by operating activities being offset in part by dividend payments of $281.2 million.

Net cash provided from operating activities was $676.6 million for fiscal 2014, $459.4 million for fiscal 2013 and $412.0 million for fiscal 2012.  The increase in cash flow from operations in fiscal 2014 compared to fiscal 2013 was primarily due to higher net sales and net income during fiscal 2014. The increase in cash flow from operations in fiscal 2013 compared to fiscal 2012 was primarily due to changes in our operating assets and liabilities.

Net cash used in investing activities was $503.3 million for fiscal 2014, $949.9 million for fiscal 2013 and $272.0 million in fiscal 2012.  The decrease in net cash used in investing activities in fiscal 2014 compared to fiscal 2013 was primarily due to our acquisition of SMSC in fiscal 2013, which used $731.7 million of cash consideration, net of $180.9 million of cash and cash equivalents acquired. This decrease in net cash used in investing activities offset a fiscal 2014 decrease in cash related to changes in our net purchases, sales and maturities of short-term and long-term investments. The increase in net cash used in investing activities in fiscal 2013 compared to fiscal 2012 was primarily due to our acquisition of SMSC in fiscal 2013.

Our level of capital expenditures varies from time to time as a result of actual and anticipated business conditions.  Capital expenditures were $113.1 million in fiscal 2014, $50.8 million in fiscal 2013 and $62.4 million in fiscal 2012.  Capital expenditures are primarily for the expansion of production capacity and the addition of research and development equipment.  We currently intend to spend approximately $125 million during the next twelve months to invest in equipment and facilities to maintain, and selectively increase, our capacity.

We expect to finance our capital expenditures through our existing cash balances and cash flows from operations.  We believe that the capital expenditures anticipated to be incurred over the next twelve months will provide sufficient manufacturing capacity to meet our currently anticipated needs.

Net cash used in financing activities was $235.0 million for fiscal 2014. Net cash provided by financing activities was $382.2 million for fiscal 2013 and net cash used in financing activities was $208.1 million for fiscal 2012.  We made payments on our borrowings under our credit agreements of $1,103.5 million and $761.0 million during fiscal 2014 and fiscal 2013, respectively. Cash received on borrowings under our credit agreements totaled $1,133.5 million and $1,381.0 million during fiscal 2014 and fiscal 2013, respectively. We paid cash dividends to our stockholders of $281.2 million in fiscal 2014, $273.8 million in fiscal 2013, and $266.2 million in fiscal 2012. Proceeds from the exercise of stock options and employee purchases under our employee stock purchase plans were $37.4 million for fiscal 2014, $35.7 million for fiscal 2013 and $57.5 million for fiscal 2012.

On June 27, 2013, we entered into a $2.0 billion credit agreement with certain lenders.  The credit agreement provides for a $350.0 million term loan and a $1.65 billion revolving credit facility, with a $125 million foreign currency sublimit, a $35 million letter of credit sublimit and a $25 million swingline loan sublimit, terminating on June 27, 2018. The credit agreement also contains an increase option permitting us, subject to certain requirements, to arrange with existing lenders and/or new lenders for them to provide up to an aggregate of $300 million in additional commitments, which may be for revolving loans or term loans. Proceeds of loans made under the credit agreement may be used for working capital and general corporate purposes. The new credit agreement replaced another credit agreement we had in place since August 2011. At March 31, 2014, $650.0 million of borrowings were outstanding under the credit agreement consisting of $300.0 million of a revolving line of credit and $350.0 million of a term loan, net of $1.1 million of debt discount resulting from amounts paid to the lenders.  See Note 15 of the notes to consolidated financial statements for more information regarding the credit agreement.

Our total cash, cash equivalents, short-term investments and long-term investments held by our foreign subsidiaries was $2,085.7 million at March 31, 2014 and $1,782.0 million at March 31, 2013. Under current tax laws and regulations, if accumulated earnings and profits held by our foreign subsidiaries that U.S. taxes had not previously been provided for were to be distributed to the U.S. in the form of dividends or otherwise, we would be subject to additional U.S. income taxes and foreign withholding taxes. The balance of cash, cash equivalents, short-term investments and long-term investments available for our U.S. operations as of March 31, 2014 and March 31, 2013 was approximately $57.8 million and $100.0 million, respectively. We utilize a variety of tax planning and financing strategies with the objective of having our worldwide cash available in the locations in which it is needed. We consider our offshore earnings to be permanently reinvested offshore. However, we could determine to repatriate some of our offshore earnings in future periods to fund stockholder dividends, share repurchases, acquisitions or other corporate activities.  We expect that a significant portion of our future cash generation will be in our foreign subsidiaries.

We enter into derivative transactions from time to time in an attempt to reduce our exposure to currency rate fluctuations.  Although none of the countries in which we conduct significant foreign operations have had a highly inflationary economy in the last five years, there is no assurance that inflation rates or fluctuations in foreign currency rates in countries where we conduct operations will not adversely affect our operating results in the future.  At March 31, 2014, we had no foreign currency forward contracts outstanding.

On December 11, 2007, we announced that our Board of Directors had authorized the repurchase of up to 10 million shares of our common stock in the open market or in privately negotiated transactions.  As of March 31, 2014, we had repurchased 7.5 million shares under this 10 million share authorization for a total of $234.7 million.  There is no expiration date associated with this program.  The timing and amount of future repurchases will depend upon market conditions, interest rates, and corporate considerations.

As of March 31, 2014, we held approximately 18.8 million shares as treasury shares.

On October 28, 2002, we announced that our Board of Directors had approved and instituted a quarterly cash dividend on our common stock.  The initial quarterly dividend of $0.02 per share was paid on December 6, 2003 in the amount of $4.1 million.  To date, our cumulative dividend payments have totaled approximately $2.23 billion.  During fiscal 2014, we paid dividends in the amount of $1.417 per share for a total dividend payment of $281.2 million. During fiscal 2013, we paid dividends in the amount of $1.406 per share for a total dividend payment of $273.8 million.  During fiscal 2012, we paid dividends in the amount of $1.390 per share for a total dividend payment of $266.2 million. On May 6, 2014, we declared a quarterly cash dividend of $0.3555 per share, which will be paid on June 3, 2014, to stockholders of record on May 21, 2014 and the total amount of such dividend is expected to be approximately $71.1 million.  Our Board is free to change our dividend practices at any time and to increase or decrease the dividend paid, or not to pay a dividend, on our common stock on the basis of our results of operations, financial condition, cash requirements and future prospects, and other factors deemed relevant by our Board.  Our current intent is to provide for ongoing quarterly cash dividends depending upon market conditions, our results of operations and potential changes in tax laws.

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

Contractual Obligations

The following table summarizes our significant contractual obligations at March 31, 2014, and the effect such obligations are expected to have on our liquidity and cash flows in future periods.  This table excludes amounts already recorded on our balance sheet as current liabilities at March 31, 2014 (dollars in thousands):

	Payments Due by Period
	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Operating lease obligations	$42,264	$12,415	$20,048	$9,402	$399
Capital purchase obligations (1)	42,815	42,815	—	—	—
Other purchase obligations and commitments (2)	32,654	32,586	68	—	—
Borrowings under credit agreement outstanding as of March 31, 2014 - principal and interest (3)	695,685	10,749	21,499	663,437	—
2.125% junior convertible debentures – principal and interest (4)	1,729,372	24,438	48,875	48,875	1,607,184
Total contractual obligations (5)	$2,542,790	$123,003	$90,490	$721,714	$1,607,583

(1)  Capital purchase obligations represent commitments for construction or purchases of property, plant and equipment.  These obligations were not recorded as liabilities on our balance sheet as of March 31, 2014, as we have not yet received the related goods or taken title to the property.

(2)  Other purchase obligations and commitments include payments due under various types of licenses and outstanding purchase commitments with our wafer foundries of approximately $31.6 million for delivery of wafers in fiscal 2015.

(3)  For purposes of this table we have assumed that the principal of our credit agreement borrowings outstanding at March 31, 2014 will be paid on June 27, 2018, which is the maturity date of such borrowings.

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

Off-Balance Sheet Arrangements

As of March 31, 2014, we are not involved in any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Recently Issued Accounting Pronouncements

In May of 2014 the FASB issued Accounting Standard Update 2014-09-Revenue from Contracts with Customers, which will supersede nearly all existing revenue recognition guidance under US GAAP.  The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. We are carefully evaluating our existing revenue recognition policies to determine whether any contracts in the scope of the guidance will be affected by the new requirements.  The effects may include identifying performance obligations in existing arrangements, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation.  The new standard is effective beginning the first quarter of our 2018 fiscal year.  Early adoption is not permitted.  The standard allows for either “full retrospective” adoption, meaning the standard is applied to all of the periods presented, or “modified retrospective” adoption, meaning the standard is applied only to the most current period presented in the financial statements.  We are currently evaluating the transition method that will be elected.

In the first quarter of fiscal 2014, we adopted the provisions of Accounting Standard Update 2013-02 Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which required the disclosure of amounts reclassified out of accumulated other comprehensive income (AOCI) to net income. The adoption of this provision did not have a material impact on our consolidated financial statements and related disclosures.

Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our investments are intended to establish a high-quality portfolio that preserves principal, meets liquidity needs, avoids inappropriate concentrations, and delivers an appropriate yield in relationship to our investment guidelines and market conditions.  Our investment portfolio, consisting of fixed income securities, money market funds, cash deposits, and marketable securities that we hold on an available-for-sale basis, was $2,143.5 million as of March 31, 2014 compared to $1,836.0 million as of March 31, 2013. The available-for-sale debt securities, like all fixed income instruments, are subject to interest rate risk and will decline in value if market interest rates increase.  We have the ability to hold our fixed income investments until maturity and, therefore, we would not expect to recognize any material adverse impact in income or cash flows if market interest rates increase.  The following table provides information about our available-for-sale securities that are sensitive to changes in interest rates.  We have aggregated our available-for-sale securities for presentation purposes since they are all very similar in nature (dollars in thousands):

	Financial instruments maturing during the fiscal year ended March 31,
	2015	2016	2017	2018	2019	Thereafter
Available-for-sale securities	$211,363	$364,464	$883,305	$51,350	$9,995	$150,227
Weighted-average yield rate	1.41%	0.78%	0.95%	1.01%	1.00%	1.22%

See Note 1 to our Consolidated Financial Statements for additional information on our investments and use of forward contracts.

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

Management Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Management assessed our internal control over financial reporting as of March 31, 2014, the end of our fiscal year.  Management based its assessment on criteria established in Internal Control – Integrated Framework (1992 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Management's assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.  This assessment is supported by testing and monitoring performed by our finance organization.

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

Ernst & Young LLP, an independent registered public accounting firm, who audited our consolidated financial statements included in this Form 10-K has issued an attestation report on our internal control over financial reporting as of March 31, 2014, which is included in Part II, Item 9A.

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2014, there was no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Microchip Technology Incorporated and subsidiaries

We have audited Microchip Technology Incorporated and subsidiaries' internal control over financial reporting as of March 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria).  Microchip Technology Incorporated and subsidiaries' management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, Microchip Technology Incorporated and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of March 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the March 31, 2014 consolidated financial statements of Microchip Technology Incorporated and subsidiaries and our report dated May 30, 2014 expressed an unqualified opinion thereon.

/s/   Ernst & Young LLP

Phoenix, Arizona
May 30, 2014

Item 9B.    OTHER INFORMATION

In fiscal 2014, each of J. Eric Bjornholt, our Chief Financial Officer, Mitch Little, our Vice President, Worldwide Sales and Applications, Steve Drehobl, our Vice President, MCU8 and Technology Development Division, and Rich Simoncic, our Vice President, Analog and Interface Products Division, entered into trading plans as contemplated by Rule 10b-5-1 under the Exchange Act and periodic sales of our common stock have occurred and are expected to occur under such plans.

The foregoing disclosure is being made on a voluntary basis and not pursuant to any specific requirement under Form 10-K, Form 8-K or otherwise.

PART III

Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information on the members of our Board of Directors is incorporated herein by reference to our proxy statement for our 2014 annual meeting of stockholders under the captions "The Board of Directors," and "Proposal One – Election of Directors."

Information on the composition of our audit committee and the members of our audit committee, including information on our audit committee financial experts, is incorporated by reference to our proxy statement for our 2014 annual meeting of stockholders under the caption "The Board of Directors – Committees of the Board of Directors – Audit Committee."

Information on our executive officers is provided in Item 1, Part I of this Form 10-K under the caption "Executive Officers of the Registrant" at page 10, above.

Information with respect to compliance with Section 16(a) of the Exchange Act, is incorporated herein by reference to our proxy statement for our 2014 annual meeting of stockholders under the caption "Section 16(a) Beneficial Ownership Reporting Compliance."

Information with respect to our code of ethics that applies to our directors, executive officers (including our principal executive officer and our principal financial and accounting officer) and employees is incorporated by reference to our proxy statement for our 2014 annual meeting of stockholders under the caption "Code of Ethics."  A copy of our Code of Ethics is available on our website at the Investor Relations section under Mission Statement/Corporate Governance on www.microchip.com.

Information regarding material changes, if any, to procedures by which security holders may recommend nominees to our Board of Directors is incorporated by reference to our proxy statement for the 2014 annual meeting of stockholders under the caption "Requirements, Including Deadlines, for Receipt of Stockholder Proposals for the 2014 Annual Meeting of Stockholders; Discretionary Authority to Vote on Stockholder Proposals."

 Item 11.    EXECUTIVE COMPENSATION

Information with respect to executive compensation is incorporated herein by reference to the information under the caption "Executive Compensation" in our proxy statement for our 2014 annual meeting of stockholders.

Information with respect to director compensation is incorporated herein by reference to the information under the caption "The Board of Directors – Director Compensation" in our proxy statement for our 2014 annual meeting of stockholders.

Information with respect to compensation committee interlocks and insider participation in compensation decisions is incorporated herein by reference to the information under the caption "The Board of Directors – Compensation Committee Interlocks and Insider Participation" in our proxy statement for our 2014 annual meeting of stockholders.

Our Board compensation committee report on executive compensation is incorporated herein by reference to the information under the caption "Executive Compensation – Compensation Committee Report on Executive Compensation" in our proxy statement for our 2014 annual meeting of stockholders.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information with respect to securities authorized for issuance under our equity compensation plans is incorporated herein by reference to the information under the caption "Executive Compensation – Equity Compensation Plan Information" in our proxy statement for our 2014 annual meeting of stockholders.

Information with respect to security ownership of certain beneficial owners, members of our Board of Directors and management is incorporated herein by reference to the information under the caption "Security Ownership of Principal Stockholders, Directors and Executive Officers" in our proxy statement for our 2014 annual meeting of stockholders.

 Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item pursuant to Item 404 of Regulation S-K is incorporated by reference to the information under the caption "Certain Transactions" contained in our proxy statement for our 2014 annual meeting of stockholders.

The information required by this Item pursuant to Item 407(a) of Regulation S-K regarding the independence of our directors is incorporated by reference to the information under the caption "Meetings of the Board of Directors" contained in our proxy statement for our 2014 annual meeting of stockholders.

 Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item related to principal accountant fees and services as well as related pre-approval policies is incorporated by reference to the information under the caption "Independent Registered Public Accounting Firm" contained in our proxy statement for our 2014 annual meeting of stockholders.

PART IV

Item 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)         The following documents are filed as part of this Form 10-K:

Page No.
(1)	Financial Statements:
	Report of Independent Registered Public Accounting Firm	F-1
	Consolidated Balance Sheets as of March 31, 2014 and 2013	F-2
	Consolidated Statements of Income for each of the three years in the period ended March 31, 2014	F-3
	Consolidated Statements of Comprehensive Income for each of the three years in the period ended March 31, 2014	F-4
	Consolidated Statements of Cash Flows for each of the three years in the period ended March 31, 2014	F-5
	Consolidated Statements of Stockholders' Equity for each of the three years in the period ended March 31, 2014	F-6
	Notes to Consolidated Financial Statements	F-7
(2)	Financial Statement Schedules	None
(3)	The Exhibits filed with this Form 10-K or incorporated herein by reference are set forth in the Exhibit Index beginning on page 51 hereof, which Exhibit Index is incorporated herein by this reference.

(b)         See Item 15(a)(3) above.

(c)         See "Index to Financial Statements" included under Item 8 to this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MICROCHIP TECHNOLOGY INCORPORATED
(Registrant)

Date: May 30, 2014	By: /s/ Steve Sanghi
Steve Sanghi
President and Chief Executive Officer

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that the undersigned officer and/or director of Microchip Technology Incorporated, a Delaware corporation (the "Company"), does hereby constitute and appoint STEVE SANGHI and J. ERIC BJORNHOLT, and each of them, with full power to each of them to act alone, as the true and lawful attorneys and agents of the undersigned, with full power of substitution and resubstitution to each of said attorneys to execute, file or deliver any and all instruments and to do any and all acts and things which said attorneys and agents, or any of them, deem advisable to enable the Company to comply with the Securities Exchange Act of 1934, as amended, and any requirements of the Securities and Exchange Commission in respect thereto relating to annual reports on Form 10-K, including specifically, but without limitation of the general authority hereby granted, the power and authority to sign such person's name individually and on behalf of the Company as an officer and/or director (as indicated below opposite such person's signature) to the Company's annual reports on Form 10-K or any amendments or papers supplemental thereto; and each of the undersigned does hereby fully ratify and confirm all that said attorneys and agents or any of them, shall do or cause to be done by virtue hereof. This Power of Attorney revokes any and all previous powers of attorney granted by any of the undersigned which such power would have entitled said attorneys and agents, or any of them, to sign such person's name, individually or on behalf of the Company, to any Form 10-K.
IN WITNESS WHEREOF, each of the undersigned has subscribed these presents this 30th day of May, 2014.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name and Signature	Title	Date

/s/ Steve Sanghi	Chairman, President and Chief Executive Officer	May 30, 2014
Steve Sanghi

/s/ Matthew W. Chapman	Director	May 30, 2014
Matthew W. Chapman

/s/ L.B. Day	Director	May 30, 2014
L.B. Day

/s/ Albert J. Hugo-Martinez	Director	May 30, 2014
Albert J. Hugo-Martinez

/s/ Esther L. Johnson	Director	May 30, 2014
Esther L. Johnson

/s/ Wade F. Meyercord	Director	May 30, 2014
Wade F. Meyercord

/s/ J. Eric Bjornholt	Vice President and Chief Financial Officer	May 30, 2014
J. Eric Bjornholt	(Principal Financial and Accounting Officer)

EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith
2.1	Agreement and Plan of Merger dated as of May 22, 2014 by and among Microchip Technology (Barbados) II Incorporated and ISSC Technologies Corp.					X
2.2	Tender Agreement dated May 22, 2014 between Microchip Technology (Barbados) II Incorporated and Directors, Certain Officers and Certain Shareholders of ISSC Technologies Corp.					X
2.3	Guaranty Concerning Merger Agreement dated May 22, 2014 made by Microchip Technology Incorporated with respect to certain obligations of Microchip Technology (Barbados) II Incorporated					X
2.4	Guaranty Concerning Tender Agreement dated May 22, 2014 made by Microchip Technology Incorporated with respect to certain obligations of Microchip Technology (Barbados) II Incorporated					X
2.5	Agreement and Plan of Merger dated as of February 9, 2014 by and among Microchip Technology Incorporated, Orchid Acquisition Corporation and Supertex, Inc.					X
2.6	Agreement and Plan of Merger dated as of May 1, 2012 by and among Microchip Technology Incorporated, Microchip Technology Management Co. and Standard Microsystems Corporation, including Form of Voting Agreement	10-K	000-21184	2.2	5/30/2012
3.1	Restated Certificate of Incorporation of Registrant	10-Q	000-21184	3.1	11/12/2002
3.2	Amended and Restated By-Laws of Registrant, as amended through October 1, 2013	10-Q	000-21184	3.1	11/8/2013
4.1	Indenture, dated as of December 7, 2007, by and between Wells Fargo Bank, National Association, as Trustee, and Microchip Technology Incorporated	8-K	000-21184	4.1	12/7/2007
4.2	Registration Rights Agreement, dated as of December 7, 2007, by and between J.P. Morgan Securities Inc. and Microchip Technology Incorporated	8-K	000-21184	4.2	12/7/2007
10.1	Credit Agreement, dated June 27, 2013, among Microchip Technology Incorporated, the lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent	8-K	000-21184	10.1	6/28/2013

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith
10.2	Form of Indemnification Agreement between Registrant and its directors and certain of its officers	S-1	33-57960	10.1	2/5/1993
10.3	Microchip Technology Incorporated 2012 Inducement Award Plan as adopted by the Board of Directors on August 1, 2012	S-8	333-183074	4.8	8/1/2012
10.4	*2004 Equity Incentive Plan as amended by the Board on August 17, 2012	8-K	000-21184	10.1	8/23/2012
10.5	*Form of Notice of Grant of Restricted Stock Units (officer) for 2004 Equity Incentive Plan	S-8	333-192273	10.2	11/12/2013
10.6	Form of Notice of Grant of Restricted Stock Units (non-officer) for 2004 Equity Incentive Plan	S-8	333-192273	10.3	11/12/2013
10.7	*Form of Notice of Grant for 2004 Equity Incentive Plan (including Exhibit A Stock Option Agreement)	S-8	333-119939	4.5	10/25/2004
10.8	Form of Notice of Grant (Foreign) for 2004 Equity Incentive Plan (including Exhibit A Stock Option Agreement (Foreign))	10-K	000-21184	10.4	5/23/2005
10.9	*Form of Notice of Grant of Restricted Stock Units for 2004 Equity Incentive Plan (including Exhibit A Restricted Stock Units Agreement)	10-K	000-21184	10.6	5/31/2006
10.10	*Restricted Stock Units Agreement (Domestic) for 2004 Equity Incentive Plan	10-Q	000-21184	10.3	11/7/2007
10.11	Restricted Stock Units Agreement (Foreign) for 2004 Equity Incentive Plan	10-Q	000-21184	10.4	11/7/2008
10.12	*Form of Global RSU Agreement for 2004 Equity Incentive Plan (including Notice of Grant of Restricted Stock Units)	8-K	000-21184	10.1	9/27/2010
10.13	*Form of Notice of Grant For 1993 Stock Option Plan, with Exhibit A thereto, Form of Stock Option Agreement; and Exhibit B thereto, Form of Stock Purchase Agreement	S-8	333-872	10.6	1/23/1996
10.14	*Microchip Technology Incorporated 2001 Employee Stock Purchase Plan as amended through March 1, 2012	10-Q	000-21184	10.1	2/6/2012
10.15	*1997 Nonstatutory Stock Option Plan, as Amended Through March 3, 2003	10-K	000-21184	10.13	6/5/2003
10.16	*Form of Notice of Grant For 1997 Nonstatutory Stock Option Plan, with Exhibit A thereto, Form of Stock Option Agreement	10-K	000-21184	10.17	5/27/1998

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith
10.17	Microchip Technology Incorporated International Employee Stock Purchase Plan as amended through May 19, 2014, including Purchase Agreement					X
10.18	Microchip Technology Incorporated 2012 Inducement Award Plan	S-8	333-183074	4.8	8/3/2012
10.19	*Executive Management Incentive Compensation Plan as amended on August 19, 2011	8-K	000-21184	10.1	8/24/2011
10.20	*Discretionary Executive Management Incentive Compensation Plan	10-Q	000-21184	10.5	2/6/2007
10.21	Management Incentive Compensation Plan as amended by the Board of Directors on May 17, 2013	10-K	000-21184	10.21	5/30/2013
10.22	*Microchip Technology Incorporated Supplemental Retirement Plan	S-8	333-101696	4.1.1	4/1/2009
10.23	*Adoption Agreement to the Microchip Technology Incorporated Supplemental Retirement Plan dated January 1, 1997	S-8	333-101696	4.1.3	4/1/2003
10.24	*Amendment dated December 9, 1999 to the Adoption Agreement to the Microchip Technology Incorporated Supplemental Retirement Plan	S-8	333-101696	4.1.4	4/1/2004
10.25	*February 3, 2003 Amendment to the Adoption Agreement to the Microchip Technology Incorporated Supplemental Retirement Plan	10-K	000-21184	10.28	6/5/2003
10.26	*Amendments to Supplemental Retirement Plan	10-Q	000-21184	10.1	2/9/2006
10.27	*Change of Control Severance Agreement	8-K	000-21184	10.1	12/18/2008
10.28	*Change of Control Severance Agreement	8-K	000-21184	10.2	12/18/2008
10.29	Development Agreement dated as of August 29, 1997 by and between Registrant and the City of Chandler, Arizona	10-Q	000-21184	10.1	2/13/1998
10.30	Addendum to Development Agreement by and between Registrant and the City of Tempe, Arizona, dated May 11, 2000	10-K	000-21184	10.14	5/15/2001
10.31	Development Agreement dated as of July 17, 1997 by and between Registrant and the City of Tempe, Arizona	10-Q	000-21184	10.2	2/13/1998

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith
10.32	Amended Strategic Investment Program Contract dated as of June 8, 2009 between, Multnomah County, Oregon, City of Gresham, Oregon and Microchip Technology Incorporated	8-K	000-21184	10.1	6/11/2009
21.1	Subsidiaries of Registrant					X
23.1	Consent of Independent Registered Public Accounting Firm					X
24.1	Power of Attorney re: Microchip Technology Incorporated, the Registrant, included on Page 50 of this Form 10-K					X
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (the Exchange Act)					X
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (the Exchange Act)					X
32	Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
*Compensation plans or arrangements in which directors or executive officers are eligible to participate.

Annual Report on Form 10-K

Item 8, Item 15(a)(1) and (2), (b) and (c)

_________________________________

INDEX TO FINANCIAL STATEMENTS

CONSOLIDATED FINANCIAL STATEMENTS

EXHIBITS

_________________________________

YEAR ENDED MARCH 31, 2014

MICROCHIP TECHNOLOGY INCORPORATED
AND SUBSIDIARIES

CHANDLER, ARIZONA

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES

i

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Microchip Technology Incorporated and subsidiaries

We have audited the accompanying consolidated balance sheets of Microchip Technology Incorporated and subsidiaries as of March 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended March 31, 2014.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Microchip Technology Incorporated and subsidiaries at March 31, 2014 and 2013, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 31, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Microchip Technology Incorporated and subsidiaries' internal control over financial reporting as of March 31, 2014, based on criteria established in Internal Control—Integrated Framework (1992 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 30, 2014 expressed an unqualified opinion thereon.

/s/   Ernst & Young LLP

Phoenix, Arizona
May 30, 2014

Item1.	Financial Statements

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

ASSETS
	March 31,
	2014	2013
Cash and cash equivalents	$466,603	$528,334
Short-term investments	878,182	1,050,263
Accounts receivable, net	242,405	229,955
Inventories	262,725	242,334
Prepaid expenses	31,756	37,439
Deferred tax assets	67,490	80,687
Other current assets	20,238	67,358
Total current assets	1,969,399	2,236,370
Property, plant and equipment, net	531,967	514,544
Long-term investments	798,712	257,450
Goodwill	276,097	271,348
Intangible assets, net	445,499	530,136
Other assets	45,956	41,557
Total assets	$4,067,630	$3,851,405
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$74,050	$75,551
Accrued liabilities	96,731	127,108
Short-term borrowings	17,500	—
Deferred income on shipments to distributors	147,798	138,952
Total current liabilities	336,079	341,611
Junior convertible debentures	371,873	363,385
Long-term line of credit	300,000	620,000
Long-term borrowings, net	331,385	—
Long-term income tax payable	179,966	182,723
Deferred tax liability	375,316	388,250
Other long-term liabilities	37,550	21,966
Stockholders' equity:
Preferred stock, $0.001 par value; authorized 5,000,000 shares; no shares issued or outstanding	—	—
Common stock, $0.001 par value; authorized 450,000,000 shares; 218,789,994 shares issued and 200,002,736 shares outstanding at March 31, 2014; 218,789,994 shares issued and 196,472,856 shares outstanding at March 31, 2013	200	196
Additional paid-in capital	1,244,583	1,255,627
Common stock held in treasury: 18,787,258 shares at March 31, 2014; 22,317,138 shares at March 31, 2013	(577,382)	(682,220)
Accumulated other comprehensive income	1,051	6,935
Retained earnings	1,467,009	1,352,932
Total stockholders' equity	2,135,461	1,933,470
Total liabilities and stockholders' equity	$4,067,630	$3,851,405

See accompanying notes to consolidated financial statements

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	Year ended March 31,
	2014	2013	2012
Net sales	$1,931,217	$1,581,623	$1,383,176
Cost of sales (1)	802,474	743,164	583,882
Gross profit	1,128,743	838,459	799,294
Operating expenses:
Research and development (1)	305,043	254,723	182,650
Selling, general and administrative (1)	267,278	261,471	208,328
Amortization of acquired intangible assets	94,534	111,537	10,963
Special charges	3,024	32,175	837
	669,879	659,906	402,778
Operating income	458,864	178,553	396,516
Losses on equity method investments	(177)	(617)	(195)
Other income (expense):
Interest income	16,485	15,560	17,992
Interest expense	(48,716)	(40,915)	(34,266)
Other income (expense), net	5,898	(404)	(352)
Income before income taxes	432,354	152,177	379,695
Income tax provision	37,073	24,788	42,990
Net income	$395,281	$127,389	$336,705
Basic net income per common share	$1.99	$0.65	$1.76
Diluted net income per common share	$1.82	$0.62	$1.65
Dividends declared per common share	$1.417	$1.406	$1.390
Basic common shares outstanding	198,291	194,595	191,283
Diluted common shares outstanding	217,630	205,776	203,519
(1) Includes share-based compensation expense as follows:
Cost of sales	$7,340	$8,234	$5,648
Research and development	24,554	22,178	14,719
Selling, general and administrative	21,893	27,603	17,922

See accompanying notes to consolidated financial statements

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year Ended March 31,
	2014	2013	2012
Net income	$395,281	$127,389	$336,705
Components of other comprehensive (loss) income:
Available-for sale securities:
Unrealized holding (losses) gain, net of tax effect of $497, $557 and ($339), respectively	(4,377)	2,686	(41)
Reclassification of realized transactions, net of tax effect of $776, $51 and ($58), respectively	(1,595)	(343)	(215)
Change in minimum pension liability, net of tax effect of $55 and $28, respectively	88	52	—
Change in net foreign currency translation adjustment	—	1,439	—
Other comprehensive (loss) income, net of taxes	(5,884)	3,834	(256)
Total comprehensive income	$389,397	$131,223	$336,449

See accompanying notes to consolidated financial statements

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended March 31,
	2014	2013	2012
Cash flows from operating activities:
Net income	$395,281	$127,389	$336,705
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	189,139	204,097	99,424
Deferred income taxes	5,321	(28,368)	21,954
Share-based compensation expense related to equity incentive plans	53,787	52,069	38,289
Excess tax benefit from share-based compensation	(1,411)	(297)	(576)
Convertible debt derivatives - revaluation and amortization	(482)	138	204
Amortization of debt discount on convertible debentures	8,970	8,197	7,512
Amortization of debt issuance costs	1,959	217	219
Losses on equity method investments	177	617	195
Losses (gains) on sale of assets	244	(256)	(411)
Loss on write-down of fixed assets	—	400	—
Impairment of intangible assets	350	—	—
Amortization of premium on available-for-sale investments	10,754	13,186	15,520
Unrealized impairment loss on available-for-sale investments	—	413	2,158
Special (income) charges	(459)	4,400	(1,000)
Gain on shares of acquired company	(2,438)	—	—
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(12,508)	386	11,845
(Increase) decrease in inventories	(18,500)	65,867	(35,240)
Increase (decrease) in deferred income on shipments to distributors	8,846	18,867	(31,335)
Decrease in accounts payable and accrued liabilities	(11,633)	(40,914)	(61,455)
Change in other assets and liabilities	49,167	32,957	7,970
Net cash provided by operating activities	676,564	459,365	411,978
Cash flows from investing activities:
Purchases of available-for-sale investments	(1,337,482)	(998,977)	(1,149,145)
Sales and maturities of available-for-sale investments	951,296	856,579	983,500
Acquisition of SMSC, net of cash acquired	—	(731,746)	—
Other business acquisitions, net of cash acquired	(11,187)	(20,556)	(38,580)
Investments in other assets	(9,069)	(4,730)	(5,818)
Proceeds from sale of assets	16,235	306	411
Capital expenditures	(113,072)	(50,818)	(62,370)
Net cash used in investing activities	(503,279)	(949,942)	(272,002)
Cash flows from financing activities:
Repayments of revolving loan under previous credit facility	(650,000)	(761,000)	—
Repayments of revolving loan under new credit facility	(453,500)	—	—
Proceeds from borrowings on revolving loan under previous credit facility	30,000	1,381,000	—
Proceeds from borrowings on revolving loan under new credit facility	753,500	—	—
Proceeds from issuance of long-term borrowings	350,000	—	—
Deferred financing costs	(7,515)	—	—
Payment of cash dividends	(281,204)	(273,822)	(266,178)
Proceeds from sale of common stock	37,446	35,695	57,457
Contingent consideration payment	(14,700)	—	—
Capital lease payments	(454)	—	—
Excess tax benefit from share-based compensation	1,411	297	576
Net cash (used in) provided by financing activities	(235,016)	382,170	(208,145)
Effect of foreign exchange rate changes on cash and cash equivalents	—	986	—
Net decrease in cash and cash equivalents	(61,731)	(107,421)	(68,169)
Cash and cash equivalents at beginning of period	528,334	635,755	703,924
Cash and cash equivalents at end of period	$466,603	$528,334	$635,755

See accompanying notes to consolidated financial statements

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)
	Common Stock and Additional Paid-in-Capital		Common Stock Held in Treasury		Accumulated Other Comprehensive Income	Retained Earnings	Net Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at March 31, 2011	218,790	$1,268,318	29,248	$(888,075)	$3,357	$1,428,838	$1,812,438
Net income	—	—	—	—	—	336,705	336,705
Other comprehensive loss	—	—	—	—	(256)	—	(256)
Issuances from equity incentive plans	3,000	42,596	—	—	—	—	42,596
Employee stock purchase plan	609	14,861	—	—	—	—	14,861
Treasury stock used for new issuances	(3,609)	(107,182)	(3,609)	107,182	—	—	—
Tax benefit from equity incentive plans	—	10,980	—	—	—	—	10,980
Share-based compensation	—	39,527	—	—	—	—	39,527
Cash dividend	—	—	—	—	—	(266,178)	(266,178)
Balance at March 31, 2012	218,790	1,269,100	25,639	(780,893)	3,101	1,499,365	1,990,673
Net income	—	—	—	—	—	127,389	127,389
Other comprehensive income	—	—	—	—	3,834	—	3,834
Issuances from equity incentive plans	2,773	19,935	—	—	—	—	19,935
Employee stock purchase plan	549	15,760	—	—	—	—	15,760
Treasury stock used for new issuances	(3,322)	(98,673)	(3,322)	98,673	—	—	—
Tax shortfall from equity incentive plans	—	(9,896)	—	—	—	—	(9,896)
Share-based compensation	—	52,667	—	—	—	—	52,667
Non-cash consideration - SMSC acquisition	—	6,930	—	—	—	—	6,930
Cash dividend	—	—	—	—	—	(273,822)	(273,822)
Balance at March 31, 2013	218,790	1,255,823	22,317	(682,220)	6,935	1,352,932	1,933,470
Net income	—	—	—	—	—	395,281	395,281
Other comprehensive loss	—	—	—	—	(5,884)	—	(5,884)
Issuances from equity incentive plans	2,858	17,658	—	—	—	—	17,658
Employee stock purchase plan	672	19,788	—	—	—	—	19,788
Treasury stock used for new issuances	(3,530)	(104,838)	(3,530)	104,838	—	—	—
Tax benefit from equity incentive plans	—	1,411	—	—	—	—	1,411
Share-based compensation	—	54,941	—	—	—	—	54,941
Cash dividend	—	—	—	—	—	(281,204)	(281,204)
Balance at March 31, 2014	218,790	$1,244,783	18,787	$(577,382)	$1,051	$1,467,009	$2,135,461

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

Revenue Recognition

The Company recognizes revenue when the earnings process is complete, as evidenced by an agreement with the customer, transfer of title as well as fixed or determinable pricing and when collectability is reasonably assured.  The Company recognizes revenue from product sales to original equipment manufacturers (OEMs) upon shipment and records reserves for estimated customer returns.

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

At March 31, 2014, the Company had approximately $222.8 million of deferred revenue and $75.0 million in deferred cost of sales recognized as $147.8 million of deferred income on shipments to distributors.  At March 31, 2013, the Company had approximately $201.8 million of deferred revenue and $62.8 million of deferred cost of sales recognized as $139.0 million of deferred income on shipments to distributors.  The deferred income on shipments to distributors that will ultimately be recognized in the Company's income statement will be lower than the amount reflected on the balance sheet due to price credits to be granted to the distributors when the product is sold to their customers.  These price credits historically have resulted in the deferred income approximating the overall gross margins that the Company recognizes in the distribution channel of its business.

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

Product Warranty

The Company typically warrants its products against defects in materials and workmanship and non-conformance to specifications for 12 to 24 months.  The majority of the Company's product warranty claims are settled through the return of the defective product and the shipment of replacement product.  Warranty returns are included within the Company's allowance for returns, which is based on historical return rates.  Actual future returns could differ from the allowance established.  In addition, the Company accrues a liability for specific warranty costs expected to be settled other than through product return and replacement, if a loss is probable and can be reasonably estimated.  Product warranty expenses during fiscal 2014, 2013, and 2012 were immaterial.

Advertising Costs

The Company expenses all advertising costs as incurred.  Advertising costs were immaterial for the fiscal years ended March 31, 2014, 2013 and 2012.

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

Foreign Currency Translation and Forward Contracts

The Company's foreign subsidiaries are considered to be extensions of the U.S. Company and any translation gains and losses related to these subsidiaries are included in other income (expense) in the consolidated statements of income.  As the U.S. dollar is utilized as the functional currency, gains and losses resulting from foreign currency transactions (transactions denominated in a currency other than the subsidiaries' functional currency) are also included in income.  For a portion of fiscal 2013, certain foreign subsidiaries acquired as part of the SMSC acquisition had the local currency as the functional currency. Once these entities were integrated into the Company's legal structure and intercompany agreements were executed, the U.S. dollar became the functional currency. Gains and losses associated with currency rate changes on forward contracts are recorded currently in income.  These gains and losses have been immaterial to the Company's financial statements.

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

Non-Marketable Equity Investments

The Company's non-marketable equity investments are recorded using adjusted cost basis or the equity method of accounting, depending on the circumstances of each investment.  The Company's non-marketable equity investments are classified within other assets on the Company's consolidated balance sheet.  The Company's non-marketable equity investments include:

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

If the fair value of an investment is below the Company's carrying value, the Company determines if the investment is other-than-temporarily impaired based on a quantitative and qualitative analysis, which includes assessing the severity and duration of the impairment and the likelihood of recovery before disposal.  If the investment is considered to be other-than-temporarily impaired, the Company writes down the investment to its fair value.

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

In periods where the Company's production levels are substantially below normal operating capacity, unabsorbed overhead production costs associated with the reduced production levels of the Company's manufacturing facilities are charged directly to cost of sales.

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

Junior Subordinated Convertible Debentures

The Company separately accounts for the liability and equity components of its junior subordinated convertible debentures in a manner that reflects its nonconvertible debt (unsecured debt) borrowing rate when interest cost is recognized.  This results in a bifurcation of a component of the debt, classification of that component in equity and the accretion of the resulting discount on the debt to be recognized as part of interest expense in its consolidated statements of income.  Lastly, the Company includes the dilutive effect of the shares of its common stock issuable upon conversion of the outstanding junior subordinated convertible debentures in its diluted income per share calculation regardless of whether the market price trigger or other contingent conversion feature has been met.  The Company applies the treasury stock method as it has the intent and ability to settle the principal amount of the junior subordinated convertible debentures in cash.  This method results in incremental dilutive shares when the average market value of the Company's common stock for a reporting period exceeds the conversion price per share which was $25.87 at March 31, 2014 and adjusts as dividends are recorded in the future.

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

Goodwill and Other Intangible Assets

Goodwill is recorded when the purchase price paid for an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired.  The Company is required to perform an annual impairment review, and more frequently under certain circumstances.  The goodwill is subjected to this test during the fourth quarter of the Company's fiscal year.  The Company engages primarily in the development, manufacture and sale of semiconductor products as well as technology licensing.  As a result, the Company concluded there are two reporting units, semiconductor products and technology licensing. Under the qualitative goodwill impairment assessment standard, management evaluates whether it is more likely than not that goodwill is impaired. If it is determined that it is more likely than not, the Company proceeds with the next step of the impairment test, which compares the fair value of the reporting unit to its carrying value.  If the Company determines through the impairment process that goodwill has been impaired, the Company will record the impairment charge in its results of operation.  Through March 31, 2014, the Company has not had impaired goodwill.  The Company's other intangible assets represent existing technologies, core and developed technology, in-process research and development, trademarks and trade names, and customer-related intangibles. Other intangible assets are amortized over their respective estimated lives, ranging from one year to ten years.  In the event that facts and circumstances indicate intangibles or other long-lived assets may be impaired, the Company evaluates the recoverability and estimated useful lives of such assets.  In-process research and development is capitalized until such time the related projects are completed or abandoned at which time the capitalized amounts will begin to be amortized or written off.

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

Determining the appropriate fair-value model and calculating the fair value of share-based awards at the date of grant requires judgment.  The fair value of RSUs is based on the fair market value of the Company's common stock on the date of grant discounted for expected future dividends.  The Company uses the Black-Scholes option pricing model to estimate the fair value of employee stock options and rights to purchase shares under stock participation plans.  Option pricing models, including the Black-Scholes model, also require the use of input assumptions, including expected volatility, expected life, expected dividend rate, and expected risk-free rate of return.  The Company uses a blend of historical and implied volatility based on options freely traded in the open market as it believes this is more reflective of market conditions and a better indicator of expected volatility than using purely historical volatility.  The expected life of the awards is based on historical and other economic data trended into the future.  The risk-free interest rate assumption is based on observed interest rates appropriate for the expected terms of the Company's awards.  The dividend yield assumption is based on the Company's history and expectation of future dividend payouts.  The Company estimates the number of share-based awards which will be forfeited due to employee turnover.  Quarterly changes in the estimated forfeiture rate would affect share-based compensation, as the impact on prior period amortization for all unvested awards is recognized in the period the forfeiture estimate is changed.  If the actual forfeiture rate is higher than the estimated forfeiture rate, then an adjustment is made to increase the estimated forfeiture rate, which will result in a decrease to the expense recognized in the financial statements.  If the actual forfeiture rate is lower than the estimated forfeiture rate, then an adjustment is made to decrease the estimated forfeiture rate, which will result in an increase to the expense recognized in the financial statements.  If forfeiture adjustments are made, they would affect the Company's results of operations.  The effect of forfeiture adjustments in the years ended March 31, 2014, 2013 and 2012 was immaterial.

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

Distributor advances, included in deferred income on shipments to distributors in the consolidated balance sheets, totaled $92.8 million at March 31, 2014 and $70.1 million at March 31, 2013.  On sales to distributors, the Company's payment terms generally require the distributor to settle amounts owed to the Company for an amount in excess of their ultimate cost.  The Company's sales price to its distributors may be higher than the amount that the distributors will ultimately owe the Company because distributors often negotiate price reductions after purchasing the product from the Company and such reductions are often significant.  It is the Company's practice to apply these negotiated price discounts to future purchases, requiring the distributor to settle receivable balances, on a current basis, generally within 30 days, for amounts originally invoiced.  This practice has an adverse impact on the working capital of the Company's distributors.  As such, the Company has entered into agreements with certain distributors whereby it advances cash to the distributors to reduce the distributor's working capital requirements.  These advances are reconciled at least on a quarterly basis and are estimated based on the amount of ending inventory as reported by the distributor multiplied by a negotiated percentage.  Such advances have no impact on revenue recognition or the Company's consolidated statements of income.  The Company processes discounts taken by distributors against its deferred income on shipments to distributors' balance and trues-up the advanced amounts generally after the end of each completed fiscal quarter.  The terms of these advances are set forth in binding legal agreements and are unsecured, bear no interest on unsettled balances and are due upon demand.  The agreements governing these advances can be canceled by the Company at any time.

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

Recently Issued Accounting Pronouncements

In May of 2014 the FASB issued Accounting Standard Update 2014-09-Revenue from Contracts with Customers, which will supersede nearly all existing revenue recognition guidance under US GAAP.  The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The Company is carefully evaluating its existing revenue recognition policies to determine whether any contracts in the scope of the guidance will be affected by the new requirements.  The effects may include identifying performance obligations in existing arrangements, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation.  The new standard is effective beginning the first quarter of the Company’s 2018 fiscal year.  Early adoption is not permitted.  The standard allows for either “full retrospective” adoption, meaning the standard is applied to all of the periods presented, or “modified retrospective” adoption, meaning the standard is applied only to the most current period presented in the financial statements.  The Company is currently evaluating the transition method that will be elected.

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

2.    BUSINESS ACQUISITIONS

On November 21, 2013, the Company completed an acquisition which was accounted for under the acquisition method of accounting. The Company had a prior 18.3% ownership interest in the acquired company accounted for as a cost method investment and recognized an approximate $2.4 million gain to write that ownership interest up to fair value in fiscal 2014. The total consideration paid for the remaining 81.7% equity of the business, net of cash acquired, was $9.0 million. The purchase price of the acquisition resulted in purchased intangible assets of $4.1 million and goodwill of approximately $6.4 million. The purchased intangible assets are being amortized over a weighted average period of approximately 8 years.

On August 2, 2012, the Company acquired SMSC, a publicly traded company based in Hauppauge, New York. The acquisition was accounted for under the acquisition method of accounting. The Company retained an independent third-party appraiser to assist management in its valuation. The table below represents the allocation of the purchase price, including adjustments to the purchase price allocation from the originally reported figures at March 31, 2013, to the net assets acquired based on their estimated fair values as of August 2, 2012. The purchase price allocation was finalized as of August 2, 2013. All adjustments shown in the table below were recorded during the three months ended June 30, 2013 (amounts in thousands):

Assets acquired	Previously Reported March 31, 2013	Adjustments	March 31, 2014
Cash and cash equivalents	$180,925	$—	$180,925
Accounts receivable, net	58,441	—	58,441
Inventories	86,244	—	86,244
Prepaid expenses	5,617	—	5,617
Deferred tax assets	15,843	—	15,843
Other current assets	17,578	—	17,578
Property, plant and equipment, net	35,608	—	35,608
Long-term investments	24,275	—	24,275
Goodwill	169,065	(3,473)	165,592
Intangible assets, net	10,214	—	10,214
Purchased intangible assets	517,800	—	517,800
Other assets	3,835	—	3,835
Total assets acquired	1,125,445	(3,473)	1,121,972

Liabilities assumed
Accounts payable	(28,035)	—	(28,035)
Accrued liabilities	(62,038)	(209)	(62,247)
Deferred income on shipments to distributors	(11,376)	—	(11,376)
Long-term income tax payable	(72,781)	—	(72,781)
Deferred tax liability	(21,079)	4,397	(16,682)
Other liabilities	(10,535)	(715)	(11,250)
Total liabilities assumed	(205,844)	3,473	(202,371)
Purchase price allocated	$919,601	$—	$919,601

On April 18, 2012, the Company acquired Roving Networks, a privately-held company. The acquisition was accounted for under the acquisition method of accounting.  Total consideration paid was approximately $20.6 million.  The acquisition also included contingent consideration with an estimated fair value at the date of purchase of approximately $14.7 million. During the year ended March 31, 2013, the fair value of the contingent consideration was increased to $19.1 million with the related expense of $4.4 million included in special charges. During the year ended March 31, 2014, the fair value of the contingent consideration was increased further to $20.5 million with the related expense of $1.4 million included in special charges. The contingent consideration was fully paid as of March 31, 2014. The purchase price of the acquisition resulted in purchased intangible assets of approximately $22.8 million and goodwill of approximately $8.7 million which was all allocated to the Company's semiconductor products segment.  Purchased intangible assets included $10.6 million of developed technology, $10.6 million of customer-related intangibles, $0.3 million of backlog and $1.3 million of in-process research and development. The purchased intangible assets (other than in-process technology and backlog) are being amortized over their expected useful lives which range between four and ten years. Backlog was amortized over one year and in-process research and development is capitalized until such time the related projects are completed or abandoned at which time the capitalized amounts will begin to be amortized or written off.

On February 9, 2012, the Company acquired Ident Technology AG, a privately-held semiconductor company. The acquisition was accounted for under the acquisition method of accounting.  Total consideration paid was approximately $39.5 million.  The purchase price of the acquisition resulted in purchased intangible assets of approximately $18.1 million, of which $8.2 million related to in-process technology, and goodwill of approximately $17.4 million which was all allocated to the Company's semiconductor products segment.  Goodwill recognized in this transaction is non-deductible. The purchased intangible assets (other than goodwill and the in-process technology intangible asset) are being amortized over a period of 10 years.

3.	RECLASSIFICATION OF PRIOR PERIODS

In the quarter ended December 31, 2013, the Company identified an error to the presentation on its consolidated statements of cash flows of the amortization of premium of available-for-sale investments. The Company previously included the amortization of the premium as an investing activity. This amortization is a non-cash expense that should be recorded in the adjustments to reconcile net income to net cash provided by operating activities. The Company has corrected this error in the current period, and has conformed previous periods to the current presentation. Based on the Company's evaluation of relevant quantitative and qualitative factors, it determined that the classification errors are immaterial to the prior period financial statements and the Company plans to correct the comparative presentation of the prior periods in future filings. The effect on net cash provided by operating activities and net cash used in investing activities for the previous periods covered by this report are shown below (amounts in thousands):

	Year ended
	March 31, 2013
	As Reported	Adjustment	As Adjusted
Cash flows from operating activities
Amortization of premium on available-for-sale investments	$—	$13,186	$13,186
Net cash provided by operating activities	446,179	13,186	459,365

Cash flows from investing activities
Purchases of available-for-sale investments	(985,791)	(13,186)	(998,977)
Net cash used in investing activities	(936,756)	(13,186)	(949,942)

	Year ended
	March 31, 2012
	As Reported	Adjustment	As Adjusted
Cash flows from operating activities
Amortization of premium on available-for-sale investments	$—	$15,520	$15,520
Net cash provided by operating activities	396,458	15,520	411,978

Cash flows from investing activities
Purchases of available-for-sale investments	(1,133,625)	(15,520)	(1,149,145)
Net cash used in investing activities	(256,482)	(15,520)	(272,002)

This correction does not affect the Company's consolidated statements of income, consolidated balance sheets, consolidated statements of comprehensive income or consolidated statements of stockholders' equity for any periods.

4.    SPECIAL CHARGES

Acquisition Related Expenses

During fiscal 2014, the Company incurred special charges of $3.0 million related to severance, office closing and other costs associated with its acquisition activity. During fiscal 2013, the Company incurred special charges of $32.2 million comprised of a $4.4 million net increase in the fair value of contingent consideration related to one of its acquisitions, $16.3 million of primarily severance-related costs in addition to office closing and other costs associated with the acquisition of SMSC and legal settlement costs of approximately $11.5 million for certain legal matters related to SST (which the Company acquired in April 2010) in excess of previously accrued amounts. During fiscal 2012, special charges included a benefit of $0.7 million of special income comprised of a $1.0 million favorable adjustment to contingent consideration offset by $0.3 million of severance-related charges related to a prior year acquisition.

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

The Company's investments are intended to establish a high-quality portfolio that preserves principal, meets liquidity needs, avoids inappropriate concentrations, and delivers an appropriate yield in relationship to the Company's investment guidelines and market conditions.  The following is a summary of available-for-sale securities at March 31, 2014 (amounts in thousands):

	Available-for-sale Securities
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Government agency bonds	$684,451	$114	$(3,171)	$681,394
Municipal bonds	41,622	101	(14)	41,709
Auction rate securities	9,825	—	—	9,825
Corporate bonds and debt	941,524	3,247	(805)	943,966
	$1,677,422	$3,462	$(3,990)	$1,676,894

The following is a summary of available-for-sale securities at March 31, 2013 (amounts in thousands):

	Available-for-sale Securities
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Government agency bonds	$558,116	$335	$(298)	$558,153
Municipal bonds	25,000	146	(8)	25,138
Auction rate securities	33,459	332	—	33,791
Corporate bonds and debt	680,144	5,137	(159)	685,122
Marketable equity securities	5,270	239	—	5,509
	$1,301,989	$6,189	$(465)	$1,307,713

At March 31, 2014, the Company's available-for-sale debt securities are presented on the consolidated balance sheets as short-term investments of $878.2 million and long-term investments of $798.7 million.  At March 31, 2013, the Company’s available-for-sale debt securities and marketable equity securities are presented on the consolidated balance sheets as short-term investments of $1,050.3 million and long-term investments of $257.5 million.

At March 31, 2014, the Company evaluated its investment portfolio and noted unrealized losses of $4.0 million on its debt securities with an aggregated fair value of $782.7 million, which were due primarily to higher interest rates and resulting declines in market prices.  Management does not believe any of the unrealized losses represent an other-than-temporary impairment based on its evaluation of available evidence as of March 31, 2014 and the Company's intent is to hold these investments until these assets are no longer impaired, except for certain auction rate securities (ARS). For those debt securities not scheduled to mature until after March 31, 2015, such recovery is not anticipated to occur in the next year and these investments have been classified as long-term investments.

The amortized cost and estimated fair value of the available-for-sale securities at March 31, 2014, by contractual maturity, excluding corporate debt of $6.2 million, which has no contractual maturity, are shown below (amounts in thousands). Expected maturities can differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties, and the Company views its available-for-sale securities as available for current operations.

	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale
Due in one year or less	$210,129	$1,234	$—	$211,363
Due after one year and through five years	1,308,844	2,228	(1,958)	1,309,114
Due after five years and through ten years	142,434	—	(2,032)	140,402
Due after ten years	9,825	—	—	9,825
	$1,671,232	$3,462	$(3,990)	$1,670,704

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

The Company had no material realized gains or losses from the sale of available-for-sale marketable equity securities or debt securities during the years ended March 31, 2014, 2013 or 2012.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Assets measured at fair value on a recurring basis at March 31, 2014 are as follows (amounts in thousands):

	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Assets
Money market mutual funds	$192,159	$—	$—	$192,159
Corporate bonds and debt	—	937,776	6,190	943,966
Government agency bonds	—	681,394	—	681,394
Deposit accounts	—	274,444	—	274,444
Municipal bonds	—	41,709	—	41,709
Auction rate securities	—	—	9,825	9,825
Total assets measured at fair value	$192,159	$1,935,323	$16,015	$2,143,497

Assets and liabilities measured at fair value on a recurring basis at March 31, 2013 are as follows (amounts in thousands):

	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Assets
Money market mutual funds	$100,878	$—	$—	$100,878
Marketable equity securities	5,509	—	—	5,509
Corporate bonds and debt	—	678,932	6,190	685,122
Government agency bonds	—	558,153	—	558,153
Deposit accounts	—	427,456	—	427,456
Municipal bonds	—	25,138	—	25,138
Auction rate securities	—	—	33,791	33,791
Total assets measured at fair value	$106,387	$1,689,679	$39,981	$1,836,047

Liabilities
Contingent consideration	$—	$—	$19,100	$19,100
Total liabilities measured at fair value	$—	$—	$19,100	$19,100

There were no transfers between Level 1 and Level 2 during fiscal 2014 or fiscal 2013.

At March 31, 2014, the Company's ARS for which auctions were unsuccessful are made up of securities related to the insurance industry valued at $9.8 million with a par value of $22.4 million. At March 31, 2013, the Company's ARS for which auctions were unsuccessful were made up of bonds related to the insurance industry valued at $9.8 million, securities related to the energy and telecommunications sectors valued at $5.3 million, and student loan securities valued at $18.7 million.
The Company estimated the fair value of its ARS, which are classified as Level 3 securities, based on the following: (i) the underlying structure of each security; (ii) the present value of future principal and interest payments discounted at rates considered to reflect current market conditions; (iii) consideration of the probabilities of default, auction failure, or repurchase at par for each period; and (iv) estimates of the recovery rates in the event of default for each security. The significant unobservable inputs used in the fair value measurement of the insurance sector ARS as of March 31, 2014 were estimated risk free discount rates, liquidity risk premium, and the liquidity horizon. The risk free discount rate applied to these securities was 2% to 2.5% adjusted for the liquidity risk premium which ranged from 9.1% to 29.5%. The anticipated liquidity horizon ranged from 7 to 10 years. A significant increase in the liquidity premium or discount rate, in isolation, would lead to a significantly lower fair value measurement. A significant increase in the liquidity horizon, in isolation, would lead to a significantly lower fair value measurement. Each quarter the Company investigates material changes in the fair value measurements of its ARS.
Level 3 liabilities at March 31, 2013 include contingent consideration from the Company's Roving Networks acquisition, which was fully paid as of March 31, 2014.

The following tables present a reconciliation for all assets and liabilities measured at fair value on a recurring basis, excluding accrued interest components, using significant unobservable inputs (Level 3) for the years ended March 31, 2014 and March 31, 2013 (amounts in thousands):

Year ended March 31, 2014	Auction Rate Securities	Corporate Debt	Contingent Consideration	Total Gains (Losses)
Balance at March 31, 2013	$33,791	$6,190	$(19,100)	$—
Total gains (losses) (realized and unrealized):
Included in earnings	1,101	—	(1,370)	(269)
Included in other comprehensive income	(332)	—	—	(332)
Purchases, sales, issuances, and settlements, net	(24,735)	—	20,470	—
Balance at March 31, 2014	$9,825	$6,190	$—	$(601)

Year ended March 31, 2013	Auction Rate Securities	Corporate Debt	Contingent Consideration	Total Gains (Losses)
Balance at March 31, 2012	$10,246	$4,625	$—	$—
Total gains (losses) (realized and unrealized):
Included in earnings	(412)	—	(4,400)	(4,813)
Included in other comprehensive income	332	—	—	332
Purchases, sales, issuances, and settlements, net	(650)	1,565	—	—
Acquisition-related	24,275	—	(14,700)	—
Balance at March 31, 2013	$33,791	$6,190	$(19,100)	$(4,481)

Gains and losses recognized in earnings using Level 3 inputs for auction rate securities are credited or charged to Other Income (Expense) on the Consolidated Statements of Income. Gains and losses recognized in earnings using Level 3 inputs related to the revaluation of contingent consideration are credited or charged to Special Charges on the Consolidated Statements of Income.

Assets measured at fair value on a recurring basis are presented/classified on the consolidated balance sheets at March 31, 2014 as follows (amounts in thousands):

	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Assets
Cash and cash equivalents	$192,159	$274,444	$—	$466,603
Short-term investments	—	878,182	—	878,182
Long-term investments	—	782,697	16,015	798,712
Total assets measured at fair value	$192,159	$1,935,323	$16,015	$2,143,497

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

Financial Assets Not Recorded at Fair Value on a Recurring Basis

The Company's non-marketable equity and cost method investments are not recorded at fair value on a recurring basis.  These investments are monitored on a quarterly basis for impairment charges.  The investments will only be recorded at fair value when an impairment charge is recognized.  During the years ended March 31, 2014 and March 31, 2013, the Company recognized impairment charges of $0.7 million and $0.5 million, respectively, on these investments. These investments are included in other assets on the consolidated balance sheet.

7.    FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount of cash equivalents approximates fair value because their maturity is less than three months. Management believes the carrying amount of the equity and cost-method investments materially approximated fair value at March 31, 2014 based upon unobservable inputs. The fair values of these investments have been determined as Level 3 fair value measurements. The fair values of the Company's line of credit and short-term and long-term borrowings are estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements and approximate carrying value. Based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities, the fair value of the Company's line of credit and long-term borrowings at March 31, 2014 approximated book value and are considered Level 2 in the fair value hierarchy described in Note 6. The carrying amount of accounts receivable, accounts payable and accrued liabilities approximates fair value due to the short-term maturity of the amounts.  The fair value of the Company's junior subordinated convertible debentures was $2.138 billion at March 31, 2014 and $1.639 billion at March 31, 2013 based on observable market prices for these debentures, which are traded in less active markets and are therefore classified as a Level 2 fair value measurement.

8.    ACCOUNTS RECEIVABLE

Accounts receivable consists of the following (amounts in thousands):

	March 31, 2014	March 31, 2013
Trade accounts receivable	$243,383	$230,469
Other	1,940	2,250
	245,323	232,719
Less allowance for doubtful accounts	2,918	2,764
	$242,405	$229,955

9.    INVENTORIES

The components of inventories consist of the following (amounts in thousands):

	March 31, 2014	March 31, 2013
Raw materials	$9,734	$9,020
Work in process	179,692	181,750
Finished goods	73,299	51,564
	$262,725	$242,334

Inventories are valued at the lower of cost or market using the first-in, first-out method. Inventory impairment charges establish a new cost basis for inventory and charges are not subsequently reversed to income even if circumstances later suggest that increased carrying amounts are recoverable.

10.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following (amounts in thousands):

	March 31, 2014	March 31, 2013
Land	$55,624	$47,102
Building and building improvements	411,149	396,611
Machinery and equipment	1,465,255	1,377,814
Projects in process	68,991	76,158
	2,001,019	1,897,685
Less accumulated depreciation and amortization	1,469,052	1,383,141
	$531,967	$514,544

Depreciation expense attributed to property, plant and equipment was $89.7 million, $88.3 million and $86.4 million for the fiscal years ending March 31, 2014, 2013 and 2012, respectively.

11.    INTANGIBLE ASSETS AND GOODWILL

Intangible assets consist of the following (amounts in thousands):

	March 31, 2014
	Gross Amount	Accumulated Amortization	Net Amount
Developed technology	$402,669	$(117,222)	$285,447
Customer-related	195,800	(109,170)	86,630
Trademarks and trade names	15,730	(7,118)	8,612
Backlog	24,610	(24,610)	—
In-process technology	64,396	—	64,396
Distribution rights	5,585	(5,171)	414
Covenants not to compete	400	(400)	—
	$709,190	$(263,691)	$445,499

	March 31, 2013
	Gross Amount	Accumulated Amortization	Net Amount
Developed technology	$375,006	$(69,107)	$305,899
Customer-related	194,500	(68,522)	125,978
Trademarks and trade names	15,730	(3,941)	11,789
Backlog	24,610	(17,310)	7,300
In-process technology	78,968	—	78,968
Distribution rights	5,236	(5,101)	135
Covenants not to compete	400	(333)	67
	$694,450	$(164,314)	$530,136

The Company amortizes intangible assets over their expected useful lives, which range between 1 and 15 years.  In fiscal 2014, the Company acquired $12.7 million of developed technology which has a weighted average amortization period of 11 years, $1.3 million of customer-related intangible assets which has a weighted average amortization period of 5 years, $0.3 million of distribution rights which has a weighted average amortization period of 10 years and $0.8 million of in-process technology which will begin amortization once the technology reaches technological feasibility. The following is an expected amortization schedule for the intangible assets for fiscal 2015 through fiscal 2019, absent any future acquisitions or impairment charges (amounts in thousands):

Year ending March 31,	Projected Amortization Expense
2015	$132,951
2016	91,711
2017	61,997
2018	46,724
2019	38,730

Amortization expense attributed to intangible assets was $99.4 million, $115.8 million and $13.0 million for fiscal years 2014, 2013 and 2012, respectively.  In fiscal 2014, approximately $4.7 million was charged to cost of sales and approximately $94.7 million was charged to operating expenses.  In fiscal 2013, approximately $3.9 million was charged to cost of sales and approximately $111.9 million was charged to operating expenses.  In fiscal 2012, $1.4 million was charged to cost of sales and $11.6 million was charged to operating expenses.  The Company recognized impairment charges of $0.4 million in fiscal 2014. The Company found no indication of impairment of its intangible assets in fiscal 2013 or 2012.

Goodwill activity for fiscal years 2014 and 2013 was as follows (amounts in thousands):

	Semiconductor Products Reporting Unit	Technology Licensing Reporting Unit
Balance at March 31, 2012	$74,313	$19,200
Additions due to the acquisition of SMSC	169,065	—
Additions due to the acquisition of Roving Networks	8,652	—
Additions due to contingent consideration payments	118	—
Balance at March 31, 2013	252,148	19,200
Adjustments due to the acquisition of SMSC	(3,473)	—
Additions due to other acquisitions	8,111	—
Additions due to contingent consideration payments	111	—
Balance at March 31, 2014	$256,897	$19,200

In fiscal 2014, the Company completed several acquisitions which resulted in goodwill of approximately $8.1 million which was allocated to the semiconductor products reporting unit. Also, during fiscal 2014, the Company made adjustments to the purchase price allocation of its SMSC acquisition of approximately $3.5 million.

In fiscal 2013, the Company acquired SMSC and Roving Networks. The SMSC acquisition resulted in approximately $169.1 million of goodwill which was allocated to the semiconductor products reporting unit. The Roving Networks acquisition resulted in approximately $8.7 million of goodwill which was allocated to the semiconductor products reporting unit.

At March 31, 2014, $256.9 million of goodwill was recorded in the Company's semiconductor products reporting unit and $19.2 million was recorded in the Company's technology licensing reporting unit. At March 31, 2014, the Company applied a qualitative goodwill impairment screen to its two reporting units, concluding it was not more likely than not that goodwill was impaired. Through March 31, 2014, the Company has never recorded an impairment charge against its goodwill balance.

12.	ACCRUED LIABILITIES

Accrued liabilities consist of the following (amounts in thousands):

	March 31, 2014	March 31, 2013
Acquisition related contingent consideration	$—	$19,100
Other accrued expenses	96,731	108,008
	$96,731	$127,108

13.	INCOME TAXES

The Company is subject to income taxes in the U.S. and numerous foreign jurisdictions.  The Company files U.S. federal, U.S. state, and foreign income tax returns.  For U.S. federal, and in general for U.S. state tax returns, the fiscal 2011 and later tax years remain open for examination by tax authorities.  The U.S. Internal Revenue Service (IRS) is currently auditing Microchip and SMSC's 2011 and 2012 tax years.  For foreign tax returns, the Company is generally no longer subject to income tax examinations for years prior to fiscal 2006.

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

The Company believes it maintains appropriate reserves to offset any potential income tax liabilities that may arise upon final resolution of matters for open tax years. If such reserve amounts ultimately prove to be unnecessary, the resulting reversal of such reserves would result in tax benefits being recorded in the period the reserves are no longer deemed necessary.  If such amounts prove to be less than an ultimate assessment, a future charge to expense would be recorded in the period in which the assessment is determined.  Although the timing of the resolution and/or closure of audits is highly uncertain, the Company does not believe that it is reasonably possible that the unrecognized tax benefits would materially change in the next 12 months.

The following table summarizes the activity related to the Company's gross unrecognized tax benefits from April 1, 2011 to March 31, 2014 (amounts in thousands):

	Year Ended March 31,
	2014	2013	2012
Beginning balance	$152,845	$70,490	$58,125
Increases related to acquisitions	341	45,624	—
Decreases related to settlements with tax authorities	(15,016)	—	—
Decreases related to statute of limitation expirations	(4,069)	(5,751)	(2,153)
Increases related to current year tax positions	14,669	42,328	11,992
Increases related to prior year tax positions	1,108	154	2,526
Ending balance	$149,878	$152,845	$70,490

As of March 31, 2014, the Company had accrued approximately $0.3 million related to the potential payment of interest on the Company's uncertain tax positions.  As of March 31, 2013, the Company had accrued approximately $3.2 million related to the potential payment of interest on the Company's uncertain tax positions. Interest was included in the provision for income taxes.  The Company has accrued for approximately $29.7 million and $30.6 million in penalties related to its uncertain tax positions related to its international locations as of March 31, 2014 and March 31, 2013, respectively.  Interest and penalties charged or (credited) to operations during the years ended March 31, 2014, 2013 and 2012 related to the Company's uncertain tax positions were $0.2 million, $0.8 million and $0.9 million, respectively.

The income tax provision consists of the following (amounts in thousands):

	Year Ended March 31,
	2014	2013	2012
Current expense:
Federal	$992	$33,856	$7,611
State	64	2,350	544
Foreign	30,697	16,950	21,174
Total current	$31,753	53,156	29,329
Deferred expense (benefit):
Federal	$14,445	(16,004)	14,942
State	929	(1,111)	1,067
Foreign	(10,054)	(11,253)	(2,348)
Total deferred	5,320	(28,368)	13,661
	$37,073	$24,788	$42,990

The tax benefit associated with the Company's equity incentive plans reduced taxes currently payable by $1.4 million and $11.0 million for the years ended March 31, 2014 and 2012, respectively.  These amounts were credited to additional paid-in capital in each of these fiscal years. There was no tax benefit associated with the Company's equity incentive plans for the year ended March 31, 2013.

The provision for income taxes differs from the amount computed by applying the statutory federal tax rate to income before income taxes.  The sources and tax effects of the differences in the total income tax provision are as follows (amounts in thousands):

	Year Ended March 31,
	2014	2013	2012
Computed expected income tax provision	$151,324	$53,262	$132,894
State income taxes, net of federal benefits	686	(2,054)	1,280
Research and development tax credits - current year	(4,875)	(8,263)	(3,750)
Research and development tax credits - prior years	1,600	(3,347)	(5,894)
Foreign income taxed at lower than the federal rate	(116,003)	(61,377)	(97,169)
Increases related to current and prior year tax positions	16,809	44,661	14,518
Decreases related to prior year tax positions (1)	(14,581)	(7,154)	(2,153)
Withholding taxes	6,212	7,267	6,995
Other	(4,099)	1,793	(3,731)
	$37,073	$24,788	$42,990

(1) The release of prior year tax positions during fiscal 2014 increased each of the current year basic and diluted net income per common share by $0.07. The release of prior year tax positions during fiscal 2013 increased the current year basic and diluted net income per common share by $0.04 and $0.03, respectively. The release of prior year tax positions during fiscal 2012 increased each of the current year basic and diluted net income per common share by $0.01.

Pretax income from foreign operations was $404.1 million, $234.3 million and $328.5 million for the years ended March 31, 2014, 2013 and 2012, respectively.  Unremitted foreign earnings that are considered to be permanently invested outside the U.S., and on which no deferred taxes have been provided, amounted to approximately $2.4 billion at March 31, 2014.  The Company has the ability and intent to indefinitely reinvest its foreign earnings.  Should the Company elect in the future to repatriate a portion of the foreign earnings so invested, the Company would incur income tax expense on such repatriation, net of any available deductions and foreign tax credits.  This would result in additional income tax expense beyond the computed effective tax rate in such periods.

During the year ended March 31, 2014, the Company settled an IRS examination of fiscal years 2009 and 2010.  In addition, the Company benefited from the expiration of the statute of limitations and other releases related to previously accrued tax reserves.  The total tax benefit associated with these items resulted in a reduction of income tax provision of approximately $14.6 million and a decrease in the effective tax rate of 3.4%.

In January 2013, the U.S. Congress retroactively reinstated the research and development tax credit from January 1, 2012.  As a result, the Company recognized a one-time tax benefit of $8.1 million in the year ended March 31, 2013 related to the reinstatement of the credit for calendar year 2012.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows (amounts in thousands):

	March 31,
	2014	2013
Deferred tax assets:
Deferred intercompany profit	$9,623	$13,679
Deferred income on shipments to distributors	28,596	28,776
Inventory valuation	6,072	9,148
Net operating loss carryforward	110,598	77,959
Share-based compensation	24,494	27,757
Income tax credits	124,395	112,686
Accrued expenses and other	28,227	17,241
Gross deferred tax assets	332,005	287,246
Valuation allowances	(93,811)	(88,637)
Deferred tax assets, net of valuation allowances	238,194	198,609
Deferred tax liabilities:
Property, plant and equipment, principally due to differences in depreciation	(1,942)	(8,515)
Junior convertible debentures	(530,338)	(486,878)
Other	(13,740)	(10,779)
Deferred tax liabilities	(546,020)	(506,172)
Net deferred tax liability	$(307,826)	$(307,563)

Reported as:
Current deferred tax assets	$67,490	$80,687
Non-current deferred tax liability	(375,316)	(388,250)
Net deferred tax liability	$(307,826)	$(307,563)

In addition to the deferred tax assets listed above, the Company has unrecorded tax benefits of $29.8 million attributable to the difference between the amount of the financial statement expense and the allowable tax deduction associated with share-based compensation. As a result of net operating loss (NOL) carryforwards, the Company was not able to recognize the excess tax benefits of share-based compensation deductions because the deductions did not reduce income tax payable. Although not recognized for financial reporting purposes, this unrecorded tax benefit is available to reduce future income and is incorporated into the disclosed amounts of the Company's federal and state NOL carryforwards, discussed below. If subsequently realized, the benefit will be recorded to contributed capital.
The Company had federal, state and foreign NOL carryforwards with an estimated tax effect of $110.6 million available at March 31, 2014.  The federal and state NOL carryforwards expire at various times between 2015 and 2034.  The Company believes that it is more likely than not that the benefit from certain foreign and state NOL carryforwards will not be realized.  In recognition of this risk, at March 31, 2014, the Company has provided a valuation allowance of $20.5 million.  The Company also has state tax credits with an estimated tax effect of $54.3 million available at March 31, 2014.  These state tax credits expire at various times between 2015 and 2034.  The Company believes that it is more likely than not that the full benefit from these state tax credits will not be realized, and therefore has provided a valuation allowance of $51.4 million.  The Company has U.S foreign tax credits with an estimated tax effect of $21.9 million that expire at various times between 2015 and 2024.  The Company believes it is more likely than not that the benefit from these credits will not be fully realized and has provided a valuation allowance of $21.8 million.  At March 31, 2014, the Company had credits for increasing research activity in the amount of $44.4 million that expire at various times between 2021 and 2034. In addition, the Company had $3.7 million of alternative minimum tax credits that do not expire. At March 31, 2014, the Company had alternative minimum tax NOL carryforwards of approximately $308.0 million that expire between 2032 and 2034.

The Company's Thailand manufacturing operations currently benefit from numerous tax holidays granted to the Company based on its investment in property, plant and equipment in Thailand.  The Company's tax holiday periods in Thailand expire at various times in the future, however, the Company actively seeks to acquire new tax holidays.  The Company does not expect the future expiration of any of its tax holiday periods in Thailand to have a material impact on its effective tax rate.  The aggregate dollar benefits derived from these tax holidays approximated $16.8 million, $12.0 million and $6.5 million in fiscal 2014, 2013 and 2012, respectively.  The benefit the tax holiday had on diluted net income per share approximated $0.08 in fiscal 2014, $0.06 in fiscal 2013 and $0.03 in fiscal 2012.

On September 13, 2013, the IRS and the Treasury Department released final regulations under Section 162(a) and 263(a) on the deduction and capitalization of expenditures related to tangible property. The new regulations apply to tax years beginning on or after January 1, 2014; therefore they had no material impact on fiscal 2014. The Company believes that no material impact will result from these new regulations (specifically given the Company’s NOL position), but the Company is in the process of evaluating the full impact of these changes.

14.    2.125% JUNIOR SUBORDINATED CONVERTIBLE DEBENTURES

The Company's $1.15 billion principal amount of 2.125% junior subordinated convertible debentures due December 15, 2037, are subordinated in right of payment to any future senior debt of the Company and are effectively subordinated in right of payment to the liabilities of the Company's subsidiaries.  The debentures are convertible, subject to certain conditions, into shares of the Company's common stock at an initial conversion rate of 29.2783 shares of common stock per $1,000 principal amount of debentures, representing an initial conversion price of approximately $34.16 per share of common stock.  As of March 31, 2014, the holders of the debentures have the right to convert their debentures between April 1, 2014 and June 30, 2014 because for at least 20 trading days during the 30 consecutive trading day period ending on March 31, 2014, the Company's common stock had a last reported sale price greater than 130% of the conversion price. As of March 31, 2014, a holder could realize more economic value by selling its debentures in the over the counter market than from converting its debentures.  As a result of cash dividends paid since the issuance of the debentures, the conversion rate has been adjusted to 38.6588 shares of common stock per $1,000 of principal amount of debentures, representing a conversion price of approximately $25.87 per share of common stock. The debentures include a contingent interest mechanism that begins in December 2017. The terms of the contingent interest include a 0.25% interest rate if the debentures are trading at less than $40 and 0.5% if the debentures are trading at greater than $150. Based on the current trading price of the debentures the contingent interest rate in calendar year 2017 would be 0.5%.

As the debentures can be settled in cash upon conversion, for accounting purposes, the debentures were bifurcated into a liability component and an equity component, which are both initially recorded at fair value.  The carrying value of the equity component at March 31, 2014 and at March 31, 2013 was $822.4 million.  The estimated fair value of the liability component of the debentures at the issuance date was $327.6 million, resulting in a debt discount of $822.4 million.  The unamortized debt discount was $777.2 million at March 31, 2014 and $786.2 million at March 31, 2013.  The carrying value of the debentures was $371.9 million at March 31, 2014 and $363.4 million at March 31, 2013.  The remaining period over which the unamortized debt discount will be recognized as non-cash interest expense is 23.75 years.  In the years ended March 31, 2014, 2013 and 2012 the Company recognized $9.0 million, $8.2 million and $7.5 million, respectively, in non-cash interest expense related to the amortization of the debt discount.  The Company recognized $24.4 million of interest expense related to the 2.125% coupon on the debentures in each of fiscal 2014, fiscal 2013 and fiscal 2012.

15.	CREDIT FACILITY

On June 27, 2013, the Company entered into a $2.0 billion credit agreement among the Company, the lenders from time to time that are parties thereto and JPMorgan Chase Bank, N.A., as administrative agent (the Credit Agreement). The Credit Agreement provides for a $350 million term loan and a $1.65 billion revolving credit facility, with a $125 million foreign currency sublimit, a $35 million letter of credit sublimit and a $25 million swingline loan sublimit, terminating on June 27, 2018 (the Maturity Date). The Credit Agreement also contains an increase option permitting the Company, subject to certain requirements, to arrange with existing lenders and/or new lenders for them to provide up to an aggregate of $300 million in additional commitments, which may be for revolving loans or term loans. Proceeds of loans made under the Credit Agreement may be used for working capital and general corporate purposes. The Credit Agreement replaced another credit agreement the Company had in place since August 2011. At March 31, 2014, $650.0 million of borrowings were outstanding under the Credit Agreement consisting of $300 million of a revolving line of credit and $350 million of a term loan, net of $1.1 million of debt discount resulting from amounts paid to the lenders. The repayment schedule for the term loan portion of the Credit Agreement outstanding at March 31, 2014 is as follows (amounts in thousands):

Year Ending March 31,	Amount
2015	$17,500
2016	17,500
2017	35,000
2018	35,000
2019	245,000
Total	$350,000

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

Interest is due and payable in arrears quarterly for loans bearing interest at the base rate and at the end of an interest period (or at each three month interval in the case of loans with interest periods greater than three months) in the case of loans bearing interest at the adjusted LIBOR rate. Interest expense related to the Credit Agreement was approximately $14.6 million in fiscal 2014. Interest expense related to the Company's prior credit agreement was approximately $7.0 million in fiscal 2013 and approximately $3.3 million in fiscal 2012. Principal, together with all accrued and unpaid interest, is due and payable on the Maturity Date. The weighted average interest rate on short-term borrowings outstanding at March 31, 2014 related to the credit agreement was 1.65%. The Company also pays a quarterly commitment fee on the available but unused portion of its line of credit which is calculated on the average daily available balance during the period. The Company may prepay the loans and terminate the commitments, in whole or in part, at any time without premium or penalty, subject to certain conditions including minimum amounts in the case of commitment reductions and reimbursement of certain costs in the case of prepayments of LIBOR loans.

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

The Credit Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict the Company and its subsidiaries' ability to, among other things, incur subsidiary indebtedness, grant liens, merge or consolidate, dispose of assets, make investments, make acquisitions, enter into certain transactions with affiliates, pay dividends or make distributions, repurchase stock, enter into restrictive agreements and enter into sale and leaseback transactions, in each case subject to customary exceptions for a credit facility of this size and type. The Company is also required to maintain compliance with a consolidated leverage ratio and a consolidated interest coverage ratio. At March 31, 2014, the Company was in compliance with these covenants.

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

The Company's technology license agreements generally include an indemnification clause that indemnifies the licensee against liability and damages (including legal defense costs) arising from any claims of patent, copyright, trademark or trade secret infringement by the Company's proprietary technology.  The terms of these indemnification provisions approximate the terms of the outgoing technology license agreements, which are typically perpetual unless terminated by either party for breach. The possible amount of future payments the Company could be required to make based on agreements that specify indemnification limits, if such indemnifications were required on all of these agreements, is approximately $129 million. There are some licensing agreements in place that do not specify indemnification limits.  The Company had not recorded any liabilities related to these indemnification obligations as of March 31, 2014.

Contingent liabilities in the amount of $13.0 million were recorded in connection with the Company's April 8, 2010 acquisition of Silicon Storage Technology Inc. (SST) as an adverse outcome was determined to be probable and estimable.  One of the contingent liabilities associated with the SST acquisition was resolved in fiscal 2013 with legal settlement costs of approximately $11.5 million in excess of previously accrued amounts, which were expensed as special charges in the statement of income. At March 31, 2014, $5.7 million of the original contingent liabilities recorded were still outstanding.

17.    STOCK REPURCHASE ACTIVITY

On December 11, 2007, the Company announced that its Board of Directors had authorized the repurchase of up to 10.0 million shares of its common stock in the open market or in privately negotiated transactions.  As of March 31, 2014, the Company had repurchased 7.5 million shares under this authorization for $234.7 million.  There is no expiration date associated with this program.

During the years ended March 31, 2014, 2013 and 2012, the Company did not purchase any of its shares of common stock.

18.    EMPLOYEE BENEFIT PLANS

The Company maintains a contributory profit-sharing plan for its domestic employees meeting certain eligibility and service requirements.  The plan qualifies under Section 401(k) of the Internal Revenue Code of 1986, as amended, and allows employees to contribute up to 60% of their base salary, subject to maximum annual limitations prescribed by the IRS.  The Company has a discretionary matching contribution program. All matches are provided on a quarterly basis and require the participant to be an active employee at the end of each quarter.  For fiscal 2014, the Company contributions to the plan totaled $3.6 million.  For fiscal 2013, the Company contributions to the plan totaled $0.8 million. For fiscal 2012, the Company contributions to the plan totaled $1.6 million.

The Company's 2001 Employee Stock Purchase Plan (the 2001 Purchase Plan) became effective on March 1, 2002.  The Board of Directors approved the 2001 Purchase Plan in May 2001 and the stockholders approved it in August 2001.  Under the 2001 Purchase Plan, eligible employees of the Company may purchase shares of common stock at semi-annual intervals through periodic payroll deductions.  The purchase price in general will be 85% of the lower of the fair market value of the common stock on the first day of the participant's entry date into the offering period or of the fair market value on the semi-annual purchase date.  Depending upon a participant's entry date into the 2001 Purchase Plan, purchase periods under the 2001 Purchase Plan consist of overlapping periods of either 24, 18, 12 or 6 months in duration.  In May 2003 and August 2003, the Company's Board and stockholders, respectively, each approved an annual automatic increase in the number of shares reserved under the 2001 Purchase Plan.  The automatic increase took effect on January 1, 2005, and on each January 1 thereafter during the term of the plan, and is equal to the lesser of (i) 1,500,000, (ii) one half of one percent (0.5%) of the then outstanding shares of the Company's common stock, or (iii) such lesser amount as is approved by Board of Directors.  Upon the approval of the Board of Directors, there were no shares added under the 2001 Purchase Plan on January 1, 2014 or January 1, 2013 based on the automatic increase provision. On January 1, 2012, an additional 960,269 shares were reserved under the 2001 Purchase

Plan based on the automatic increase.  Since the inception of the 2001 Purchase Plan, 11,277,862 shares of common stock have been reserved for issuance and 5,641,704 shares have been issued under this purchase plan.

During fiscal 1995, a purchase plan was adopted for employees in non-U.S. locations.  Such plan provided for the purchase price per share to be 100% of the lower of the fair market value of the common stock at the beginning or end of the semi-annual purchase plan period.  Effective May 1, 2006, the Company's Board approved a purchase price per share equal to 85% of the lower of the fair market value of the common stock at the beginning or end of the semi-annual purchase plan period.  Since the inception of this purchase plan, 1,500,285 shares of common stock have been reserved for issuance and 830,277 shares have been issued under this purchase plan.

Effective January 1, 1997, the Company adopted a non-qualified deferred compensation arrangement.  This plan is unfunded and is maintained primarily for the purpose of providing deferred compensation for a select group of highly compensated employees as defined in ERISA Sections 201, 301 and 401.  There are no Company matching contributions made under this plan.

In connection with the acquisition of SMSC, the Company assumed an unfunded Supplemental Executive Retirement Plan ("SERP"), which provides former SMSC senior management with retirement, disability and death benefits. An amendment to the SERP was executed on November 3, 2009, freezing the benefit level for existing participants as of February 28, 2010 and closing the SERP to new participants. As of March 31, 2014, the projected benefit obligation is $6.3 million. Annual benefit payments and contributions under this plan are expected to be approximately $0.8 million in fiscal 2015 and approximately $4.5 million cumulatively in fiscal 2016 through fiscal 2024.

The Company has management incentive compensation plans which provide for bonus payments, based on a percentage of base salary, from an incentive pool created from operating profits of the Company, at the discretion of the Board of Directors.  During fiscal 2014, 2013 and 2012, $24.4 million, $12.0 million and $7.8 million were charged against operations for these plans, respectively.

The Company also has a plan that, at the discretion of the Board of Directors, provides a cash bonus to all employees of the Company based on the operating profits of the Company.  During fiscal 2014, 2013 and 2012, $15.2 million, $4.3 million and $3.2 million, respectively, were charged against operations for this plan.

19.    EQUITY INCENTIVE PLANS

Share-Based Compensation Expense

The following table presents the details of the Company's share-based compensation expense (amounts in thousands):

	Year Ended March 31,
	2014		2013		2012
Cost of sales	$7,340	(1)	$8,234	(1)	$5,648	(1)
Research and development	24,554		22,178		14,719
Selling, general and administrative	21,893		27,603		17,922
Pre-tax effect of share-based compensation	53,787		58,015		38,289
Income tax benefit	5,722		9,038		4,889
Net income effect of share-based compensation	$48,065		$48,977		$33,400

(1) During the year ended March 31, 2014, $7.4 million of share-based compensation expense was capitalized to inventory, and $7.3 million of previously capitalized share-based compensation expenses in inventory was sold.  During the year ended March 31, 2013, $5.9 million of share-based compensation expense was capitalized to inventory, and $8.2 million of previously capitalized share-based compensation expense in inventory was sold. During the year ended March 31, 2012, $6.6 million of share-based compensation expense was capitalized to inventory, and $5.6 million of previously capitalized share-based compensation expense in inventory was sold.

The amount of unearned share-based compensation currently estimated to be expensed in the remainder of fiscal 2015 through fiscal 2019 related to unvested share-based payment awards at March 31, 2014 is $83.5 million.  The weighted average period over which the unearned share-based compensation is expected to be recognized is approximately 2.01 years.

SMSC Acquisition-related Equity Awards

In connection with the acquisition of SMSC in fiscal 2013, the Company recognized $7.8 million in share-based compensation expense due to the accelerated vesting of outstanding equity awards upon termination of certain SMSC executive officers. Also, in connection with the acquisition of SMSC, the Company assumed certain unvested stock options, stock appreciation rights (SARs) and RSUs granted by SMSC. The assumed awards were measured at the acquisition date based on the estimated fair value, which was a total of $28.2 million. The Hull White II lattice model was used to value the assumed awards. A portion of that fair value, $6.9 million, which represented the preacquisition vested service provided by employees to SMSC, was included in the total consideration transferred as part of the acquisition. As of the acquisition date, the remaining portion of the fair value of those awards was $21.3 million, representing post-acquisition stock-based compensation expense that would be recognized as these employees provide service over the remaining vesting periods.

Combined Incentive Plan Information

RSU share activity under the 2004 Plan is set forth below:

Number of Shares
Nonvested shares at April 1, 2011	5,241,306
Granted	1,627,191
Forfeited/expired	(184,926)
Vested	(1,191,351)
Nonvested shares at March 31, 2012	5,492,220
Granted	1,976,583
Assumed upon acquisition	523,043
Forfeited/expired	(370,196)
Vested	(1,611,819)
Nonvested shares at March 31, 2013	6,009,831
Granted	1,616,632
Forfeited/expired	(282,964)
Vested	(1,813,465)
Nonvested shares at March 31, 2014	5,530,034

The total intrinsic value of RSUs which vested during the years ended March 31, 2014, 2013 and 2012 was $74.6 million, $54.4 million and $43.7 million, respectively.  The aggregate intrinsic value of RSUs outstanding at March 31, 2014 was $264.1 million, calculated based on the closing price of the Company's common stock of $47.76 per share on March 31, 2014.  At March 31, 2014, the weighted average remaining expense recognition period was 2.07 years.

The weighted average fair value per share of the RSUs awarded is calculated based on the fair market value of the Company's common stock on the respective grant dates discounted for the Company's expected dividend yield.  The weighted average fair value per share of RSUs awarded in fiscal 2014, 2013 and 2012 was $34.24, $29.92 and $30.48, respectively.

Stock option and SAR activity under the Company's stock incentive plans in the three years ended March 31, 2014 is set forth below:

	Number of Shares	Weighted Average Exercise Price per Share
Outstanding at April 1, 2011	5,496,924	$25.21
Granted	—	—
Exercised	(2,129,260)	25.53
Canceled	(6,667)	25.05
Outstanding at March 31, 2012	3,360,997	25.00
Granted	—	—
Assumed upon acquisition	827,707	19.32
Exercised	(1,638,548)	22.19
Canceled	(280,353)	19.90
Outstanding at March 31, 2013	2,269,803	25.58
Granted	—	—
Exercised	(1,675,663)	25.91
Canceled	(20,529)	22.78
Outstanding at March 31, 2014	573,611	$24.75

The total intrinsic value of options and SARs exercised during the years ended March 31, 2014, 2013 and 2012 was $25.5 million, $19.0 million and $26.7 million, respectively.  This intrinsic value represents the difference between the fair market value of the Company's common stock on the date of exercise and the exercise price of each equity award.

The aggregate intrinsic value of options and SARs outstanding at March 31, 2014 was $13.2 million.  The aggregate intrinsic value of options and SARS exercisable at March 31, 2014 was $12.4 million. The aggregate intrinsic values were calculated based on the closing price of the Company's common stock of $47.76 per share on March 31, 2014.

As of March 31, 2014 and 2013, the number of option and SARs shares exercisable was 543,435 and 1,922,644, respectively, and the weighted average exercise price per share was $25.03 and $26.77, respectively.

20.    COMMITMENTS

The Company leases office space, transportation and other equipment under operating leases which expire at various dates through March 31, 2020.  The future minimum lease commitments under these operating leases at March 31, 2014 were as follows (amounts in thousands):

Year Ending March 31,	Amount
2015	$12,415
2016	11,498
2017	8,550
2018	6,076
2019	3,326
Thereafter	399
Total minimum payments	$42,264

Rental expense under operating leases totaled $21.5 million, $20.3 million and $15.1 million for fiscal 2014, 2013 and 2012, respectively.

Commitments for construction or purchase of property, plant and equipment totaled $42.8 million as of March 31, 2014, all of which will be due within the next year. Other purchase obligations and commitments totaled approximately $32.7 million as of March 31, 2014. Other purchase obligations and commitments include payments due under various types of licenses and approximately $31.6 million of outstanding purchase commitments with the Company's wafer foundries for delivery in fiscal 2015.

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

The following table represents revenues and gross profit for each segment (amounts in thousands):

	Years ended March 31,
	2014		2013		2012
	Net Sales	Gross Profit	Net Sales	Gross Profit	Net Sales	Gross Profit
Semiconductor products	$1,836,639	$1,034,165	$1,497,820	$754,656	$1,296,175	$712,798
Technology licensing	94,578	94,578	83,803	83,803	87,001	86,496
	$1,931,217	$1,128,743	$1,581,623	$838,459	$1,383,176	$799,294

The Company sells its products to distributors and original equipment manufacturers (OEMs) in a broad range of market segments, performs on-going credit evaluations of its customers and, as deemed necessary, may require collateral, primarily letters of credit.  The Company's operations outside the U.S. consist of product assembly and final test facilities in Thailand, and sales and support centers and design centers in certain foreign countries.  Domestic operations are responsible for the design, development and wafer fabrication of products, as well as the coordination of production planning and shipping to meet worldwide customer commitments.  The Company's Thailand assembly and test facility is reimbursed in relation to value added with respect to assembly and test operations and other functions performed, and certain foreign sales offices receive compensation for sales within their territory.  Accordingly, for financial statement purposes, it is not meaningful to segregate sales or operating profits for the assembly and test and foreign sales office operations.  Identifiable long-lived assets (consisting of property, plant and equipment net of accumulated amortization) by geographic area are as follows (amounts in thousands):

	March 31,
	2014	2013
United States	$311,926	$325,326
Thailand	179,139	171,100
Various other countries	40,902	18,118
Total long-lived assets	$531,967	$514,544

Sales to unaffiliated customers located outside the U.S., primarily in Asia and Europe, aggregated approximately 84%, 83% and 82% of consolidated net sales for fiscal 2014, 2013 and 2012, respectively.  Sales to customers in Europe represented 21%, 22% and 23% of consolidated net sales for fiscal 2014, 2013 and 2012, respectively.  Sales to customers in Asia represented 60%, 58% and 56% of consolidated net sales for fiscal 2014, 2013 and 2012, respectively.  Within Asia, sales into China, including Hong Kong, represented 29%, 27% and 24% of consolidated net sales for fiscal 2014, 2013 and 2012, respectively.  Sales into Taiwan represented 13% of consolidated net sales in each of fiscal 2014 and 2013. Sales into Taiwan represented 15% of consolidated net sales for fiscal 2012.  Sales into any other individual foreign country did not exceed 10% of the Company's net sales for any of the years presented.

No single end customer accounted for 10% or more of the Company's net sales during fiscal 2014, 2013 or 2012. Future Electronics, one of the Company's distributors, accounted for approximately 10% of the Company's net sales in fiscal 2012. These net sales are reported in the semiconductor products segment. No other distributor accounted for 10% or more of the Company's net sales in fiscal 2014 or fiscal 2013.

22.	DERIVATIVE INSTRUMENTS

The Company has international operations and is thus subject to foreign currency rate fluctuations.  To help manage the risk of changes in foreign currency rates, the Company periodically enters into derivative contracts comprised of foreign currency forward contracts to hedge its asset and liability foreign currency exposure and a portion of its foreign currency operating expenses.  Approximately 99% of the Company's sales are U.S. Dollar denominated.  To date, the exposure related to foreign exchange rate volatility has not been material to the Company's operating results.  As of March 31, 2014, the Company had no foreign currency forward contracts outstanding. As of March 31, 2013, the Company had a foreign currency forward contract outstanding with a notional amount of $6.0 million to economically hedge certain balance sheet exposures related to the Japanese yen. The fair value of this contract was immaterial as of March 31, 2013. The Company recognized an immaterial amount of net realized gains and losses on foreign currency forward contracts in the years ended March 31, 2014, 2013 and 2012. Gains and losses from changes in the fair value of these foreign currency forward contracts are credited or charged to Other Income (Expense). The Company does not apply hedge accounting to its foreign currency derivative instruments.

23.	NET INCOME PER COMMON SHARE

The following table sets forth the computation of basic and diluted net income per common share (in thousands, except per share amounts):

	Year ended March 31,
	2014	2013	2012
Net income	$395,281	$127,389	$336,705
Weighted average common shares outstanding	198,291	194,595	191,283
Dilutive effect of stock options and RSUs	3,910	3,650	4,207
Dilutive effect of convertible debt	15,429	7,531	8,029
Weighted average common and potential common shares outstanding	217,630	205,776	203,519
Basic net income per common share	$1.99	$0.65	$1.76
Diluted net income per common share	$1.82	$0.62	$1.65

Diluted net income per common share for fiscal 2014, 2013, and 2012 includes 15,429,003, 7,531,111 and 8,029,255 shares, respectively, issuable upon the exchange of debentures (see Note 14).  The debentures have no impact on diluted net income per common share unless the average price of the Company's common stock exceeds the conversion price because the principal amount of the debentures will be settled in cash upon conversion.  Prior to conversion, the Company will include, in the diluted net income per common share calculation, the effect of the additional shares that may be issued when the Company's common stock price exceeds the conversion price using the treasury stock method.  The weighted average conversion price per share used in calculating the dilutive effect of the convertible debt for fiscal 2014, 2013 and 2012 was $26.32, $27.36 and $28.50, respectively.

Weighted average common shares exclude the effect of option shares which are not dilutive.  There were no antidilutive option shares for fiscal 2014. For fiscal 2013 and 2012, the number of option shares that were antidilutive was 98,068 and 53,374, respectively.

24.	QUARTERLY RESULTS (UNAUDITED)

The following table presents the Company's selected unaudited quarterly operating results for the eight quarters ended March 31, 2014.  The Company believes that all adjustments of a normal recurring nature have been made to present fairly the related quarterly results (in thousands, except per share amounts):

Fiscal 2014	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Net sales	$462,792	$492,669	$482,372	$493,384	$1,931,217
Gross profit	266,574	288,863	282,720	290,586	1,128,743
Operating income	98,401	117,508	116,918	126,037	458,864
Net income	78,579	99,806	105,401	111,495	395,281
Diluted net income per common share	0.37	0.46	0.48	0.50	1.82

Fiscal 2013	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Net sales	$352,134	$383,298	$416,047	$430,144	$1,581,623
Gross profit	204,797	194,195	200,428	239,039	838,459
Operating income	96,333	8,094	17,413	56,713	178,553
Net income (loss)	78,710	(21,184)	10,173	59,690	127,389
Diluted net income (loss) per common share	0.39	(0.10)	0.05	0.28	0.62

Refer to Note 4, Special Charges, for an explanation of the special charges included in operating income in fiscal 2014 and fiscal 2013.

25.    SUPPLEMENTAL FINANCIAL INFORMATION

Cash paid for income taxes amounted to $25.7 million, $21.4 million and $20.1 million during fiscal 2014, 2013 and 2012, respectively.  Cash paid for interest on borrowings amounted to $34.6 million in fiscal 2014, $28.8 million in fiscal 2013 and $24.4 million in fiscal 2012.

A summary of additions and deductions related to the allowance for doubtful accounts for the years ended March 31, 2014, 2013 and 2012 follows (amounts in thousands):

	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions (1)	Balance at End of Year
Allowance for doubtful accounts:
2014	$2,764	$245	$(91)	$2,918
2013	2,602	516	(354)	2,764
2012	2,838	7	(243)	2,602
(1) Deductions represent uncollectible accounts written off, net of recoveries.

The following table presents the changes in the components of accumulated other comprehensive income (AOCI) for the years ended March 31, 2014 and March 31, 2013:

Year ended March 31, 2014	Unrealized Holding Gains (Losses) Available-for-sale Securities	Minimum Pension Liability	Foreign Currency	Total
Balance at March 31, 2013	$5,444	$52	$1,439	$6,935
Other comprehensive (loss) income before reclassifications	(4,377)	88	—	(4,289)
Amounts reclassified from accumulated other comprehensive (loss) income	(1,595)	—	—	(1,595)
Net other comprehensive (loss) income	(5,972)	88	—	(5,884)
Balance at March 31, 2014	$(528)	$140	$1,439	$1,051

Year ended March 31, 2013	Unrealized Holding Gains (Losses) Available-for-sale Securities	Minimum Pension Liability	Foreign Currency	Total
Balance at March 31, 2012	$3,101	$—	$—	$3,101
Other comprehensive income before reclassifications	2,686	52	1,439	4,177
Amounts reclassified from accumulated other comprehensive income	(343)	—	—	(343)
Net other comprehensive income	2,343	52	1,439	3,834
Balance at March 31, 2013	$5,444	$52	$1,439	$6,935

The table below details where reclassifications of realized transactions out of AOCI are recorded on the Consolidated Statements of Income.

	Year ended March 31,
Description of AOCI Component	2014	2013	2012	Related Statement of Income Line
Unrealized gains on available-for-sale securities	$2,371	$394	$157	Other income
Taxes	(776)	(51)	58	(Provision) benefit for income taxes
Reclassification of realized transactions, net of taxes	$1,595	$343	$215	Net Income

26.    DIVIDENDS

On October 28, 2002, the Company announced that its Board of Directors had approved and instituted a quarterly cash dividend on its common stock. The Company has continued to pay quarterly dividends and has increased the amount of such dividends on a regular basis. Cash dividends paid per share were $1.417, $1.406 and $1.390 during fiscal 2014, 2013 and 2012, respectively. Total dividend payments amounted to $281.2 million , $273.8 million and $266.2 million during fiscal 2014, 2013 and 2012, respectively.

27.    SUBSEQUENT EVENTS

Completion of Acquisition of Supertex Inc.

On April 1, 2014, the Company closed its acquisition of Supertex Inc. Upon the closing of the acquisition, each share of common stock of Supertex was canceled and automatically converted into the right to receive $33.00 in cash without interest and less any applicable withholding taxes. The amount of cash paid by the Company, net of cash and short-term investments from Supertex of approximately $155.8 million, was approximately $234.2 million. The Company financed the transaction using borrowings under its existing credit agreement. Supertex is a leader in high voltage analog and mixed-signal products for the medical, lighting and industrial control markets. Supertex is headquartered in Sunnyvale, California and has offices, manufacturing and research facilities in California and Hong Kong.

Announcement of Signing of Definitive Agreement to Acquire ISSC

On May 22, 2014, the Company announced a definitive agreement to acquire ISSC Technologies Corporation (ISSC), a leading provider of low power Bluetooth and advanced wireless solutions for the Internet Of Things (IoT) market. ISSC is publicly traded on the GreTai Securities Market and is headquartered in Hsinchu, Taiwan with sales or research subsidiaries in Shenzhen, China and Torrance, California. Under the terms of the transaction, the Company will commence a tender offer through its indirect wholly owned Cayman Island subsidiary (the "Cayman Subsidiary") to acquire all of the outstanding shares of ISSC for approximately $4.74 per share ($143 New Taiwan (NT) dollars per share, based on an assumed exchange rate of NT$30.15 per U.S. dollar) in cash, and acquire any remaining shares pursuant to a follow-on merger at approximately $4.74 per share minus any dividends paid by ISSC prior to the close of the transaction. The transaction represents a total equity value of about $328.5 million (approximately NT$9.9 billion), and a total enterprise value of about $294.3 million (approximately NT$8.9 billion), after excluding ISSC’s cash and investments on its balance sheet of approximately $34.2 million (approximately NT$1.0 billion). Upon completion of the tender offer through the Cayman Subsidiary, the Company will own the majority of the outstanding shares of ISSC and will consolidate ISSC’s financial statements.