Form 10-Q
period 2014-09-30
MICROCHIP TECHNOLOGY INC
filed 2014-11-10
CIK 827054

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014.
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  (Check One)
Yes    ☐ No   ☒
Shares Outstanding of Registrant's Common Stock

Class	Outstanding at October 31, 2014
Common Stock, $0.001 par value	200,965,645 shares

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES

Item1.	Financial Statements

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(unaudited)

ASSETS	September 30, 2014	March 31, 2014
Cash and cash equivalents	$481,439	$466,603
Short-term investments	801,670	878,182
Accounts receivable, net	287,473	242,405
Inventories	275,746	262,725
Prepaid expenses	34,350	31,756
Deferred tax assets	62,411	67,490
Other current assets	35,876	20,238
Total current assets	1,978,965	1,969,399
Property, plant and equipment, net	585,102	531,967
Long-term investments	841,277	798,712
Goodwill	557,965	276,097
Intangible assets, net	599,025	445,499
Other assets	48,293	45,956
Total assets	$4,610,627	$4,067,630
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$94,402	$74,050
Accrued liabilities	113,997	96,731
Short-term borrowings	17,500	17,500
Deferred income on shipments to distributors	159,585	147,798
Total current liabilities	385,484	336,079
Junior convertible debentures	376,729	371,873
Long-term line of credit	624,375	300,000
Long-term borrowings, net	322,767	331,385
Long-term income tax payable	139,343	179,966
Long-term deferred tax liability	469,370	375,316
Other long-term liabilities	40,351	37,550
Stockholders' equity:
Preferred stock, $0.001 par value; authorized 5,000,000 shares; no shares issued or outstanding	—	—
Common stock, $0.001 par value; authorized 450,000,000 shares; 218,789,994 shares issued and 200,962,463 shares outstanding at September 30, 2014; 218,789,994 shares issued and 200,002,736 shares outstanding at March 31, 2014	201	200
Additional paid-in capital	1,248,841	1,244,583
Common stock held in treasury: 17,827,531 shares at September 30, 2014; 18,787,258 shares at March 31, 2014	(548,879)	(577,382)
Accumulated other comprehensive income	(4,657)	1,051
Retained earnings	1,507,915	1,467,009
Microchip Technology stockholders' equity	2,203,421	2,135,461
Noncontrolling interests	48,787	—
Total stockholders' equity	2,252,208	2,135,461
Total liabilities and stockholders' equity	$4,610,627	$4,067,630
See accompanying notes to condensed consolidated financial statements

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net sales	$546,243	$492,669	$1,075,119	$955,461
Cost of sales (1)	238,789	203,806	461,146	400,024
Gross profit	307,454	288,863	613,973	555,437
Operating expenses:
Research and development (1)	88,814	78,254	173,184	151,339
Selling, general and administrative (1)	71,114	69,368	140,369	135,078
Amortization of acquired intangible assets	45,433	23,744	82,077	51,421
Special charges (income)	775	(11)	1,079	1,690
	206,136	171,355	396,709	339,528

Operating income	101,318	117,508	217,264	215,909
Losses on equity method investments	(35)	(101)	(67)	(361)
Other income (expense):
Interest income	4,531	4,010	9,273	7,935
Interest expense	(14,019)	(12,354)	(27,697)	(24,210)
Other (expense) income, net	(1,091)	2,143	(1,078)	2,269
Income before income taxes	90,704	111,206	197,695	201,542
Income tax (benefit) provision	(1,334)	11,400	15,748	23,157
Net income	92,038	99,806	181,947	178,385
Less: Net loss attributable to noncontrolling interests	1,603	—	1,603	—
Net income attributable to Microchip Technology	$93,641	$99,806	$183,550	$178,385
Basic net income per common share attributable to Microchip Technology stockholders	$0.47	$0.50	$0.92	$0.90
Diluted net income per common share attributable to Microchip Technology stockholders	$0.42	$0.46	$0.82	$0.83
Dividends declared per common share	$0.3560	$0.3540	$0.7115	$0.7075
Basic common shares outstanding	200,629	197,825	200,408	197,388
Diluted common shares outstanding	225,284	216,475	224,906	214,371
(1) Includes share-based compensation expense as follows:
Cost of sales	$2,640	$1,864	$4,695	$3,833
Research and development	7,261	6,931	13,570	12,621
Selling, general and administrative	5,372	6,205	10,329	11,202

See accompanying notes to condensed consolidated financial statements

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net income	$92,038	$99,806	$181,947	$178,385
Less: Net loss attributable to noncontrolling interests	1,603	—	1,603	—
Net income attributable to Microchip Technology	93,641	99,806	183,550	178,385

Components of other comprehensive (loss) income:
Available-for-sale securities:
Unrealized holding (losses) gains, net of tax effect of $0, ($11), $12 and $497, respectively	(3,465)	1,928	(405)	(8,070)
Reclassification of realized transactions, net of tax effect of $0, $776, $12 and $776, respectively	(62)	(1,340)	(84)	(1,390)
Change in net foreign currency translation adjustment	(6,234)	—	(6,234)	—
Other comprehensive (loss) income, net of taxes	(9,761)	588	(6,723)	(9,460)
Less: Other comprehensive loss attributable to noncontrolling interests	1,015	—	1,015	—
Other comprehensive (loss) income attributable to Microchip Technology	(8,746)	588	(5,708)	(9,460)

Comprehensive income	82,277	100,394	175,224	168,925
Less: Comprehensive loss attributable to noncontrolling interests	2,618	—	2,618	—
Comprehensive income attributable to Microchip Technology	$84,895	$100,394	$177,842	$168,925

See accompanying notes to condensed consolidated financial statements

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	September 30,
	2014	2013
Cash flows from operating activities:
Net income	$181,947	$178,385
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	131,809	98,462
Deferred income taxes	(4,497)	11,872
Share-based compensation expense related to equity incentive plans	28,594	27,656
Excess tax benefit from share-based compensation	(982)	—
Convertible debt derivatives - revaluation and amortization	46	(248)
Amortization of debt discount on convertible debentures	4,810	4,396
Amortization of debt issuance costs	1,088	872
Losses on equity method investments	67	361
Impairment of intangible assets	556	350
Amortization of premium on available-for-sale investments	5,066	5,568
Special charge	—	(237)
Changes in operating assets and liabilities:
Increase in accounts receivable	(29,429)	(693)
Decrease (increase) in inventories	32,052	(32,103)
Increase in deferred income on shipments to distributors	11,787	12,097
Decrease in accounts payable and accrued liabilities	(15,817)	(2,006)
Change in other assets and liabilities	10,737	20,191
Net cash provided by operating activities	357,834	324,923
Cash flows from investing activities:
Purchases of available-for-sale investments	(350,598)	(715,765)
Sales and maturities of available-for-sale investments	547,037	370,806
Acquisition of ISSC, net of cash acquired	(252,469)	—
Purchase of additional controlling interest in ISSC	(1,765)	—
Acquisition of Supertex, net of cash acquired	(375,365)	—
Other business acquisitions, net of cash acquired	—	(2,174)
Investments in other assets	(3,659)	(2,951)
Proceeds from sale of assets	—	16,200
Capital expenditures	(83,372)	(55,206)
Net cash used in investing activities	(520,191)	(389,090)
Cash flows from financing activities:
Repayments of revolving loan under previous credit facility	—	(650,000)
Repayments of revolving loan under new credit facility	(308,500)	(70,000)
Proceeds from borrowings on revolving loan under previous credit facility	—	30,000
Proceeds from borrowings on revolving loan under new credit facility	632,875	360,000
Proceeds from issuance of long-term borrowings	—	350,000
Repayments of long-term borrowings	(8,750)	—
Deferred financing costs	—	(7,515)
Payment of cash dividends	(142,644)	(139,768)
Proceeds from sale of common stock	14,035	32,888
Tax payments related to shares withheld for vested restricted stock units	(10,306)	(10,692)
Contingent consideration payment	—	(14,700)
Capital lease payments	(298)	(178)
Excess tax benefit from share-based compensation	982	—
Net cash provided by (used in) financing activities	177,394	(119,965)
Effect of foreign exchange rate changes on cash and cash equivalents	(201)	—
Net increase (decrease) in cash and cash equivalents	14,836	(184,132)
Cash and cash equivalents at beginning of period	466,603	528,334
Cash and cash equivalents at end of period	$481,439	$344,202
See accompanying notes to condensed consolidated financial statements

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Microchip Technology Incorporated and its majority-owned subsidiaries (the Company).  The Company owns 100% of the outstanding stock in all of its subsidiaries with the exception of its recent acquisition of ISSC Technologies Corporation (ISSC) as further discussed in Note 2. The noncontrolling interests in our net income from ISSC have been excluded from net income attributable to the Company in our condensed consolidated statements of income. All intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC).  The information furnished herein reflects all adjustments which are, in the opinion of management, of a normal recurring nature and necessary for a fair statement of the results for the interim periods reported. Certain information and footnote disclosures normally included in audited consolidated financial statements have been condensed or omitted pursuant to such SEC rules and regulations.  It is suggested that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2014.  The results of operations for the six months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2015 or for any other period.

As further discussed in Note 2, on July 17, 2014, the Company completed its acquisition of a controlling interest in ISSC and the Company's second quarter fiscal 2015 financial results include ISSC's results beginning as of the acquisition date.

(2)	Business Acquisitions
Acquisition of ISSC
On July 17, 2014, the Company acquired an 83.5% interest in Taiwan based ISSC Technologies Corporation (ISSC), a leading provider of low power Bluetooth and advanced wireless solutions for the Internet of Things (IoT) market. The total purchase price paid for the 83.5% interest was approximately $267.6 million and was financed with existing cash and investment balances. The Company's primary reason for this acquisition was to expand the Company's range of solutions, products and capabilities in the wireless and IoT areas by extending its served available market. The Company acquired the 83.5% ownership interest through a tender offer process and expects to acquire the remaining shares through a follow-on merger which is expected to close in the second half of fiscal 2015.
The acquisition was accounted for under the acquisition method of accounting, with the Company identified as the acquirer, and the operating results of ISSC have been included in the Company's condensed consolidated financial statements as of the closing date of the acquisition with the noncontrolling interest deducted to arrive at net income. Under the acquisition method of accounting, the aggregate amount of consideration paid by the Company was allocated to ISSC's net tangible assets and intangible assets based on their estimated fair values as of July 17, 2014.  The excess of the purchase price over the value of the net tangible assets and intangible assets was recorded to goodwill. The factors contributing to the recognition of goodwill were based upon the Company's conclusion that there are strategic and synergistic benefits that are expected to be realized from the acquisition. The goodwill has been allocated to the Company's semiconductor products reporting segment.  None of the goodwill related to the ISSC acquisition is deductible for tax purposes.  The fair value of the noncontrolling interest was calculated based on the expected purchase price of the remaining shares available. The Company retained an independent third-party appraiser to assist management in its valuation; however, the purchase price allocation has not been finalized. This could result in adjustments to the carrying value of the assets acquired and liabilities assumed, the useful lives of intangible assets and the residual amount allocated to goodwill. The preliminary allocation of the purchase price is based on the best estimates of management and is subject to revision based on the final valuations and estimates of useful lives.

The table below represents the preliminary allocation of the purchase price to the net assets acquired based on their estimated fair values as of July 17, 2014, as well as the associated estimated useful lives of the acquired intangible assets at that date (amounts in thousands):

Assets acquired	July 17, 2014
Cash and cash equivalents	$15,120
Short-term investments	27,063
Accounts receivable, net	8,792
Inventories	19,160
Prepaid expenses and other current assets	2,501
Property, plant and equipment, net	2,637
Goodwill	152,243
Purchased intangible assets	147,800
Other assets	1,370
Total assets acquired	376,686

Liabilities assumed
Accounts payable	(9,860)
Other current liabilities	(16,997)
Long-term income tax payable	(4,402)
Deferred tax liability	(25,126)
Other long-term liabilities	(245)
Total liabilities assumed	(56,630)
Net assets acquired including noncontrolling interest	320,056
Less: noncontrolling interest	(52,467)
Net assets acquired	$267,589

The amount of cash paid by the Company, net of cash and short-term investments acquired from ISSC of approximately $42.2 million, was $225.4 million.

Purchased Intangible Assets	Useful Life	April 1, 2014
	(in years)	(in thousands)
Core/developed technology	10	$68,900
In-process technology	10	27,200
Customer-related	3	51,100
Backlog	1	600
		$147,800
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

Customer-related intangible assets consist of ISSC's contractual relationships and customer loyalty related to its distributor and end-customer relationships, and the fair values of the customer-related intangibles were determined based on ISSC's projected revenues. An analysis of expected attrition and revenue growth for existing customers was prepared from ISSC's historical customer information.  Customer relationships are being amortized in a manner consistent with the estimated cash flows associated with the existing customers and anticipated retention rates. Backlog relates to the value of orders not yet shipped by ISSC at the acquisition date, and the preliminary fair values were based on the estimated profit associated with those orders. Backlog related assets are being recognized commensurate with recognition of the revenue for the orders on which the backlog intangible assets were determined.  Amortization expense associated with acquired intangible assets is not deductible for tax purposes.  Thus, approximately $25.1 million was established as a net deferred tax liability for the future amortization of the intangible assets.
The amount of ISSC net sales and net loss attributable to the Company included in the Company's condensed consolidated statements of income for the three and six months ended September 30, 2014 was approximately $16.9 million and $8.2 million, respectively.
The following unaudited pro-forma consolidated results of operations for the three and six months ended September 30, 2014 and 2013 assume the ISSC acquisition occurred as of April 1, 2013. The pro-forma results of operations are presented for informational purposes only and are not indicative of the results of operations that would have been achieved if the acquisition had taken place on April 1, 2013 or of results that may occur in the future (amounts in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net sales	$547,543	$512,150	$1,097,473	$993,191
Net income attributable to Microchip Technology	95,261	92,527	178,729	161,602
Net income attributable to Microchip Technology common stockholders per share - basic	$0.47	$0.47	$0.89	$0.82
Net income attributable to Microchip Technology common stockholders per share - diluted	$0.42	$0.43	$0.79	$0.75
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
The acquisition was accounted for under the acquisition method of accounting, with the Company identified as the acquirer, and the operating results of Supertex have been included in the Company's condensed consolidated financial statements as of the closing date of the acquisition. Under the acquisition method of accounting, the aggregate amount of consideration paid by the Company was allocated to Supertex's net tangible assets and intangible assets based on their estimated fair values as of April 1, 2014.  The excess of the purchase price over the value of the net tangible assets and intangible assets was recorded to goodwill. The factors contributing to the recognition of goodwill were based upon the Company's conclusion that there are strategic and synergistic benefits that are expected to be realized from the acquisition. The goodwill has been allocated to the Company's semiconductor products reporting segment.  None of the goodwill related to the Supertex acquisition is deductible for tax purposes.  The Company retained an independent third-party appraiser to assist management in its valuation; however, the purchase price allocation has not been finalized. This could result in adjustments to the carrying value of the assets acquired and liabilities assumed, the useful lives of intangible assets and the residual amount allocated to goodwill. The preliminary allocation of the purchase price is based on the best estimates of management and is subject to revision based on the final valuations and estimates of useful lives.

The table below represents the preliminary allocation of the purchase price, including adjustments to the purchase price allocation from the previously reported figures at June 30, 2014, to the net assets acquired based on their estimated fair values as of April 1, 2014 (amounts in thousands):

Assets acquired	Previously Reported June 30, 2014	Adjustments	September 30, 2014
Cash and cash equivalents	$14,790	$—	$14,790
Short-term investments	140,984	—	140,984
Accounts receivable, net	7,047	—	7,047
Inventories	27,630	—	27,630
Prepaid expenses	1,493	—	1,493
Deferred tax assets	3,997	—	3,997
Other current assets	16,113	—	16,113
Property, plant and equipment, net	15,679	—	15,679
Goodwill	133,713	(1,205)	132,508
Purchased intangible assets	89,600	—	89,600
Other assets	325	—	325
Total assets acquired	451,371	(1,205)	450,166

Liabilities assumed
Accounts payable	(8,481)	—	(8,481)
Accrued liabilities	(19,345)	(25)	(19,370)
Long-term income tax payable	(3,796)	—	(3,796)
Deferred tax liability	(27,972)	1,230	(26,742)
Total liabilities assumed	(59,594)	1,205	(58,389)
Net assets acquired	$391,777	$—	$391,777

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
The amount of Supertex net sales included in the Company's condensed consolidated statements of income for the three months ended September 30, 2014 was approximately $16.6 million. The amount of Supertex net sales included in the Company's condensed consolidated statements of income for the six months ended September 30, 2014 was approximately $34.4 million. The operations of Supertex were fully integrated into the Company's operations as of July 1, 2014 and as such, cost of sales and operating expenses were no longer segregated in the three months ended September 30, 2014.
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

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net sales	$546,243	$510,418	$1,077,588	$986,939
Net income	98,391	91,271	203,896	152,235
Basic earnings per share	$0.49	$0.46	$1.02	$0.77
Diluted earnings per share	$0.44	$0.42	$0.91	$0.71

(3)	Recently Issued Accounting Pronouncements

In June 2014, the FASB issued ASU No. 2014-12, Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could be Achieved after the Requisite Service Period.  The amendments in this ASU provide explicit guidance on whether a performance target contained in a share-based payment award that could be achieved after the requisite service period should be treated (i) as a performance condition that affects vesting or (ii) as a nonvesting condition that affects the grant-date fair value of the award.  The amendments require that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition rather than as a nonvesting condition.  Accordingly, such performance targets are not reflected in the estimation of the grant date fair value of the award.  Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered.  If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining service period.  The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest.  The amendments in this update are effective for annual periods beginning after December 15, 2015, and interim periods within those annual periods.  Early adoption is permitted.  The Company does not anticipate adoption of this ASU will have a material impact on its consolidated financial statements.

In July 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (ASU 2013-11) to provide guidance on the presentation of unrecognized tax benefits. ASU 2013-11 requires an entity to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows: to the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. ASU 2013-11 is effective for the Company's first quarter of fiscal 2015 with earlier adoption permitted. ASU 2013-11 should be applied prospectively with retroactive application permitted. There was no income statement impact to the Company as a result of adopting this accounting standard.

In May 2014, the FASB issued Accounting Standard Update 2014-09-Revenue from Contracts with Customers, which will supersede nearly all existing revenue recognition guidance under US GAAP.  The standard's core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The Company is carefully evaluating its existing revenue recognition policies to determine whether any contracts in the scope of the guidance will be materially affected by the new requirements.  The effects may include identifying performance obligations in existing arrangements, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation.  The new standard is effective beginning the first quarter of the Company's 2018 fiscal year.  Early adoption is not permitted.  The standard allows for either "full retrospective" adoption, meaning the standard is applied to all of the periods presented, or "modified retrospective" adoption, meaning the standard is applied only to the most current period presented in the financial statements.  The Company is currently evaluating the transition method that will be elected.

(4)	Special Charges

The Company incurred special charges related to severance, office closing and other costs associated with its acquisition activity of $0.8 million and $1.1 million for the three and six months ended September 30, 2014, respectively, and $1.7 million for the six months ended September 30, 2013.

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

The following table represents net sales and gross profit for each segment for the three and six months ended September 30, 2014 (amounts in thousands):

	Three Months Ended		Six Months Ended
	September 30, 2014		September 30, 2014
	Net Sales	Gross Profit	Net Sales	Gross Profit
Semiconductor products	$523,659	$284,870	$1,032,098	$570,952
Technology licensing	22,584	22,584	43,021	43,021
	$546,243	$307,454	$1,075,119	$613,973

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

The Company's investments are intended to establish a high-quality portfolio that preserves principal, meets liquidity needs, avoids inappropriate concentrations, and delivers an appropriate yield in relationship to the Company's investment guidelines and market conditions.  The following is a summary of available-for-sale securities at September 30, 2014 (amounts in thousands):

	Available-for-sale Securities
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Government agency bonds	$668,639	$129	$(2,560)	$666,208
Municipal bonds	41,097	66	(2)	41,161
Auction rate securities	9,825	—	—	9,825
Time deposits (1)	20,160	—	—	20,160
Corporate bonds and debt	904,243	2,150	(800)	905,593
	$1,643,964	$2,345	$(3,362)	$1,642,947

(1) Time deposits in various financial institutions with maturities greater than three months that will mature within one year.

The following is a summary of available-for-sale securities at March 31, 2014 (amounts in thousands):

	Available-for-sale Securities
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Government agency bonds	$684,451	$114	$(3,171)	$681,394
Municipal bonds	41,622	101	(14)	41,709
Auction rate securities	9,825	—	—	9,825
Corporate bonds and debt	941,524	3,247	(805)	943,966
	$1,677,422	$3,462	$(3,990)	$1,676,894

At September 30, 2014, the Company's available-for-sale debt securities are presented on the condensed consolidated balance sheets as short-term investments of $801.7 million and long-term investments of $841.3 million.  At March 31, 2014, the Company's available-for-sale debt securities are presented on the condensed consolidated balance sheets as short-term investments of $878.2 million and long-term investments of $798.7 million.

At September 30, 2014, the Company evaluated its investment portfolio and noted unrealized losses of $3.4 million on its debt securities with an aggregated fair value of $833.3 million, which were due primarily to higher interest rates and resulting declines in market prices. Management does not believe any of the unrealized losses represent an other-than-temporary impairment based on its evaluation of available evidence as of September 30, 2014 and the Company's intent is to hold these investments until these assets are no longer impaired, except for certain auction rate securities (ARS).  For those debt securities not scheduled to mature until after September 30, 2015, such recovery is not anticipated to occur in the next year and these investments have been classified as long-term investments.

The amortized cost and estimated fair value of the available-for-sale securities at September 30, 2014, by contractual maturity, excluding corporate debt of $6.2 million, which has no contractual maturity, are shown below (amounts in thousands).  Expected maturities can differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties, and the Company views its available-for-sale securities as available for current operations.

	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale
Due in one year or less	$250,615	$742	$(5)	$251,352
Due after one year and through five years	1,264,898	1,552	(2,227)	1,264,223
Due after five years and through ten years	112,436	51	(1,130)	111,357
Due after ten years	9,825	—	—	9,825
	$1,637,774	$2,345	$(3,362)	$1,636,757

The Company had no material realized gains or losses from the sale of available-for-sale marketable equity securities or debt securities during each of the three and six-month periods ended September 30, 2014 and 2013.

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

Marketable Debt Instruments

Marketable debt instruments include instruments such as corporate bonds and debt, government agency bonds, bank deposits, municipal bonds, and money market mutual funds. When the Company uses observable market prices for identical securities that are traded in less active markets, the Company classifies its marketable debt instruments as Level 2. When observable market prices for identical securities are not available, the Company prices its marketable debt instruments using non-binding market consensus prices that are corroborated with observable market data; quoted market prices for similar instruments; or pricing models, such as a discounted cash flow model, with all significant inputs derived from or corroborated with observable market data. Non-binding market consensus prices are based on the proprietary valuation models of pricing providers or brokers. These valuation models incorporate a number of inputs, including non-binding and binding broker quotes; observable market prices for identical or similar securities; and the internal assumptions of pricing providers or brokers that use observable market inputs and, to a lesser degree, unobservable market inputs. The Company corroborates non-binding market consensus prices with observable market data using statistical models when observable market data exists. The discounted cash flow model uses observable market inputs, such as LIBOR-based yield curves, currency spot and forward rates, and credit ratings.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Assets measured at fair value on a recurring basis at September 30, 2014 are as follows (amounts in thousands):

	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Assets
Money market mutual funds	$95,464	$—	$—	$95,464
Corporate bonds and debt	—	899,403	6,190	905,593
Time deposits (1)	—	20,160	—	20,160
Government agency bonds	—	666,208	—	666,208
Deposit accounts	—	385,975	—	385,975
Municipal bonds	—	41,161	—	41,161
Auction rate securities	—	—	9,825	9,825
Total assets measured at fair value	$95,464	$2,012,907	$16,015	$2,124,386

(1) Time deposits in various financial institutions with maturities greater than three months that will mature within one year.

Assets measured at fair value on a recurring basis at March 31, 2014 are as follows (amounts in thousands):

	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Assets
Money market mutual funds	$192,159	$—	$—	$192,159
Corporate bonds and debt	—	937,776	6,190	943,966
Government agency bonds	—	681,394	—	681,394
Deposit accounts	—	274,444	—	274,444
Municipal bonds	—	41,709	—	41,709
Auction rate securities	—	—	9,825	9,825
Total assets measured at fair value	$192,159	$1,935,323	$16,015	$2,143,497

There were no transfers between Level 1 and Level 2 during the three and six-month periods ended September 30, 2014 or the year ended March 31, 2014.

At September 30, 2014 and at March 31, 2014, the Company's ARS for which recent auctions were unsuccessful are made up of securities related to the insurance industry valued at $9.8 million with a par value of $22.4 million. The Company estimated the fair value of its ARS, which are classified as Level 3 securities, based on the following: (i) the underlying structure of each security; (ii) the present value of future principal and interest payments discounted at rates considered to reflect current market conditions; (iii) consideration of the probabilities of default, auction failure, or repurchase at par for each period; and (iv) estimates of the recovery rates in the event of default for each security. The significant unobservable inputs used in the fair value measurement of the insurance sector ARS as of September 30, 2014 were estimated risk free discount rates, liquidity risk premium, and the liquidity horizon. The risk free discount rate applied to these securities was 2% to 2.5% adjusted for the liquidity risk premium which ranged from 9.1% to 29.5%. The anticipated liquidity horizon ranged from 7 to 10 years. A significant increase in the liquidity premium or discount rate, in isolation, would lead to a significantly lower fair value measurement. A significant increase in the liquidity horizon, in isolation, would lead to a significantly lower fair value measurement. Each quarter the Company investigates material changes in the fair value measurements of its ARS.

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

Assets measured at fair value on a recurring basis are presented/classified on the condensed consolidated balance sheets at September 30, 2014 as follows (amounts in thousands):

	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Assets
Cash and cash equivalents	$95,464	$385,975	$—	$481,439
Short-term investments	—	801,670	—	801,670
Long-term investments	—	825,262	16,015	841,277
Total assets measured at fair value	$95,464	$2,012,907	$16,015	$2,124,386

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

Financial Assets Not Recorded at Fair Value on a Recurring Basis

The Company's non-marketable equity and cost-method investments are not recorded at fair value on a recurring basis.  These investments are monitored on a quarterly basis for impairment charges.  The investments will only be recorded at fair value when an impairment charge is recognized.  There were no impairment charges recognized on these investments during the three and six-month periods ended September 30, 2014 and September 30, 2013.

(8)	Fair Value of Financial Instruments

The carrying amount of cash equivalents approximates fair value because their maturity is less than three months.  Management believes the carrying amount of the equity and cost-method investments materially approximated fair value at September 30, 2014 based upon unobservable inputs. The fair values of these investments have been determined as Level 3 fair value measurements. The fair values of the Company's line of credit and short-term and long-term borrowings are estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements and approximate carrying value. Based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities, the fair value of the Company's line of credit and long-term borrowings at September 30, 2014 approximated book value and are considered Level 2 in the fair value hierarchy described in Note 7. The carrying amount of accounts receivable, accounts payable and accrued liabilities approximates fair value due to the short-term maturity of the amounts.  The fair value of the Company's junior subordinated convertible debentures was $2.137 billion at September 30, 2014 and $2.138 billion at March 31, 2014 based on observable market prices for these debentures, which are traded in less active markets and are therefore classified as Level 2 securities.

(9)	Accounts Receivable

Accounts receivable consists of the following (amounts in thousands):

	September 30, 2014	March 31, 2014
Trade accounts receivable	$288,091	$243,383
Other	2,319	1,940
	290,410	245,323
Less allowance for doubtful accounts	2,937	2,918
	$287,473	$242,405

(10)	Inventories

The components of inventories consist of the following (amounts in thousands):

	September 30, 2014	March 31, 2014
Raw materials	$14,013	$9,734
Work in process	186,499	179,692
Finished goods	75,234	73,299
	$275,746	$262,725

Inventories are valued at the lower of cost or market using the first-in, first-out method. Inventory impairment charges establish a new cost basis for inventory and charges are not subsequently reversed to income even if circumstances later suggest that increased carrying amounts are recoverable.

(11)	Property, Plant and Equipment

Property, plant and equipment consists of the following (amounts in thousands):

	September 30, 2014	March 31, 2014
Land	$69,895	$55,624
Building and building improvements	418,525	411,149
Machinery and equipment	1,538,405	1,465,255
Projects in process	73,955	68,991
	2,100,780	2,001,019
Less accumulated depreciation and amortization	1,515,678	1,469,052
	$585,102	$531,967

Depreciation expense attributed to property, plant and equipment was $24.3 million and $47.6 million for the three and six months ended September 30, 2014, respectively, and $23.0 million and $44.4 million for the three and six months ended September 30, 2013, respectively.

(12)	Noncontrolling Interests

The following table presents the changes in the components of noncontrolling interests for the six months ended September 30, 2014 (amounts in thousands):

Noncontrolling Interests
Balance at March 31, 2014	$—
Additions due to acquisition of controlling interest in ISSC	52,467
Net loss attributable to noncontrolling interests	(1,603)
Other comprehensive loss attributable to noncontrolling interests	(1,015)
Purchase of additional interests	(1,817)
Other	755
Balance at September 30, 2014	$48,787

(13)    Intangible Assets and Goodwill

Intangible assets consist of the following (amounts in thousands):

	September 30, 2014
	Gross Amount	Accumulated Amortization	Net Amount
Developed technology	$559,828	$(161,145)	$398,683
Customer-related	263,805	(147,489)	116,316
Trademarks and trade names	15,730	(8,323)	7,407
Backlog	26,302	(25,331)	971
In-process technology	75,280	—	75,280
Distribution rights	5,585	(5,217)	368
Covenants not to compete	400	(400)	—
	$946,930	$(347,905)	$599,025

	March 31, 2014
	Gross Amount	Accumulated Amortization	Net Amount
Developed technology	$402,669	$(117,222)	$285,447
Customer-related	195,800	(109,170)	86,630
Trademarks and trade names	15,730	(7,118)	8,612
Backlog	24,610	(24,610)	—
In-process technology	64,396	—	64,396
Distribution rights	5,585	(5,171)	414
Covenants not to compete	400	(400)	—
	$709,190	$(263,691)	$445,499

The Company amortizes intangible assets over their expected useful lives, which range between 1 and 15 years.  During the six months ended September 30, 2014, $24.4 million of in-process technology reached technological feasibility and was reclassified as developed technology and began being amortized over its estimated useful life. The following is an expected amortization schedule for the intangible assets for the remainder of fiscal 2015 through fiscal 2019, absent any future acquisitions or impairment charges (amounts in thousands):

Year ending March 31,	Projected Amortization Expense
2015	$99,063
2016	150,298
2017	92,227
2018	73,926
2019	65,650

Amortization expense attributed to intangible assets was $46.5 million and $84.2 million for the three and six months ended September 30, 2014, respectively. Amortization expense attributed to intangible assets was $25.1 million and $54.0 million for the three and six months ended September 30, 2013, respectively.  In the three and six months ended September 30, 2014, approximately $1.0 million and $2.0 million was charged to cost of sales, respectively, and approximately $45.5 million and $82.2 million was charged to operating expenses, respectively.  In the three months and six months ended September 30, 2013, approximately $1.3 million and $2.5 million was charged to cost of sales, respectively, and approximately $23.8 million and $51.5 million was charged to operating expenses, respectively.  The Company recognized impairment charges of $0.2 million and $0.6 million in the three and six months ended September 30, 2014, respectively. The Company recognized impairment charges of $0.4 million in the three and six months ended September 30, 2013.

Goodwill activity for the six months ended September 30, 2014 was as follows (amounts in thousands):

	Semiconductor Products Reporting Unit	Technology Licensing Reporting Unit
Balance at March 31, 2014	$256,897	$19,200
Additions due to the acquisition of Supertex	132,508	—
Additions due to acquisition of controlling interest in ISSC	152,243	—
Adjustments due to other acquisitions	625	—
Foreign currency translation adjustments	(3,508)	—
Balance at September 30, 2014	$538,765	$19,200

At September 30, 2014, $538.8 million of goodwill was recorded in the Company's semiconductor products reporting unit and $19.2 million was recorded in the Company's technology licensing reporting unit. At March 31, 2014, the Company applied a qualitative goodwill impairment screen to its two reporting units, concluding it was not more likely than not that goodwill was impaired. Through September 30, 2014, the Company had never recorded an impairment charge against its goodwill balance.

(14)	Income Taxes

The provision for income taxes reflects tax on foreign earnings and federal and state tax on U.S. earnings.  The Company had an effective tax rate of 8.0% for the six-month period ended September 30, 2014 and 11.5% for the six-month period ended September 30, 2013.  The Company's effective tax rate for six-month period ended September 30, 2014 is lower compared to the prior year primarily due to closure of statute of limitations, certain audit settlements with taxing authorities and a change in judgment regarding certain state valuation allowances. During the three-month period ended September 30, 2014, approximately $6.8 million of prior year tax positions were released which increased each of the basic and diluted net income per common share for the three-month period ended September 30, 2014 by approximately $0.03. During the six-month period ended September 30, 2014, approximately $7.4 million of prior year tax positions were released which increased the basic and diluted net income per common share for the six-month period ended September 30, 2014 by approximately $0.04 and $0.03, respectively. The Company's effective tax rate is lower than statutory rates in the U.S. due primarily to its mix of earnings in foreign jurisdictions with lower tax rates.

At September 30, 2014, the Company had $212.1 million of unrecognized tax benefits.  Unrecognized tax benefits increased by $32.1 million compared to March 31, 2014 primarily as a result of unrecognized tax benefits from the Company's acquisitions of Supertex and ISSC, the ongoing accrual for uncertain tax positions and the accrual of deficiency interest on these positions. The majority of the increase in the uncertain tax position does not result in a change in the Company's effective tax rate. The Company evaluated the impact of the adoption of ASU 2013-11 on its condensed consolidated financial statements and determined that $72.7 million of unrecognized tax benefits can be presented as a reduction to deferred tax assets for net operating loss carryforward and other tax credit carryforwards. There was no income statement impact as a result of adopting this accounting standard.

The Company files U.S. federal, U.S. state, and foreign income tax returns.  For U.S. federal, and in general for U.S. state tax returns, the fiscal 2011 and later tax years remain open for examination by tax authorities.  The U.S. Internal Revenue Service (IRS) is currently auditing Microchip's and Standard Microsystems Corporation's (SMSC) 2011 and 2012 tax years.  The IRS is also currently auditing Supertex's 2013 tax year. For foreign tax returns, the Company is generally no longer subject to income tax examinations for years prior to fiscal 2006.

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

(15)	2.125% Junior Subordinated Convertible Debentures

The Company's $1.15 billion principal amount of 2.125% junior subordinated convertible debentures due December 15, 2037, are subordinated in right of payment to any future senior debt of the Company and are effectively subordinated in right of payment to the liabilities of the Company's subsidiaries.  The debentures are convertible, subject to certain conditions, into shares of the Company's common stock at an initial conversion rate of 29.2783 shares of common stock per $1,000 principal amount of debentures, representing an initial conversion price of approximately $34.16 per share of common stock.  As of September 30, 2014, the holders of the debentures have the right to convert their debentures between October 1, 2014 and December 31, 2014 because for at least 20 trading days during the 30 consecutive trading day period ending on September 30, 2014, the Company's common stock had a last reported sale price greater than 130% of the conversion price. As of September 30, 2014, a holder could realize more economic value by selling its debentures in the over the counter market than from converting its debentures. As a result of cash dividends paid since the issuance of the debentures, the conversion rate has been adjusted to 39.2544 shares of common stock per $1,000 of principal amount of debentures, representing a conversion price of approximately $25.47 per share of common stock. The debentures include a contingent interest mechanism that begins in December 2017. The terms of the contingent interest include a 0.25% interest rate if the debentures are trading at less than $40 and 0.5% if the debentures are trading at greater than $150. Based on the current trading price of the debentures, the contingent interest rate in calendar year 2017 would be 0.5%.

As the debentures can be settled in cash upon conversion, for accounting purposes, the debentures were bifurcated into a liability component and an equity component, which are both initially recorded at fair value.  The carrying value of the equity component at September 30, 2014 and at March 31, 2014 was $822.4 million.  The estimated fair value of the liability component of the debentures at the issuance date was $327.6 million, resulting in a debt discount of $822.4 million.  The unamortized debt discount was $772.4 million at September 30, 2014 and $777.2 million at March 31, 2014.  The carrying value of the debentures was $376.7 million at September 30, 2014 and $371.9 million at March 31, 2014.  The remaining period over which the unamortized debt discount will be recognized as non-cash interest expense is 23.25 years.  In the three and six months ended September 30, 2014, the Company recognized $2.4 million and $4.8 million, respectively, in non-cash interest expense related to the amortization of the debt discount.  In the three and six months ended September 30, 2013, the Company recognized $2.2 million and $4.4 million, respectively, in non-cash interest expense related to the amortization of the debt discount.  The Company recognized $6.1 million and $12.2 million of interest expense related to the 2.125% coupon on the debentures in each of the three and six-month periods ended September 30, 2014 and September 30, 2013.

(16)	Credit Facility

On June 27, 2013, the Company entered into a $2.0 billion credit agreement among the Company, the lenders from time to time that are parties thereto and JPMorgan Chase Bank, N.A., as administrative agent (the Credit Agreement). The Credit Agreement provides for a $350 million term loan and a $1.65 billion revolving credit facility, with a $125 million foreign currency sublimit, a $35 million letter of credit sublimit and a $25 million swingline loan sublimit, terminating on June 27, 2018 (the Maturity Date). The Credit Agreement also contains an increase option permitting the Company, subject to certain requirements, to arrange with existing lenders and/or new lenders for them to provide up to an aggregate of $300 million in additional commitments, which may be for revolving loans or term loans. Proceeds of loans made under the Credit Agreement may be used for working capital and general corporate purposes. The Credit Agreement replaced another credit agreement the Company had in place since August 2011. At September 30, 2014, $965.6 million of borrowings were outstanding under the Credit Agreement consisting of $624.4 million of a revolving line of credit and $341.2 million of a term loan, net of $1.0 million of debt discount resulting from amounts paid to the lenders.

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

Interest is due and payable in arrears quarterly for loans bearing interest at the base rate and at the end of an interest period (or at each three-month interval in the case of loans with interest periods greater than three months) in the case of loans bearing interest at the adjusted LIBOR rate. Interest expense related to the Credit Agreement was approximately $5.1 million and $10.1 million in the three and six months ended September 30, 2014, respectively, and approximately $4.0 million and $7.5 million in the three and six months ended September 30, 2013, respectively. Principal, together with all accrued and unpaid interest, is due and payable on the Maturity Date. The weighted average interest rate on short-term borrowings outstanding at September 30, 2014 related to the Credit Agreement was 1.65%. The Company also pays a quarterly commitment fee on the available but unused portion of its line of credit which is calculated on the average daily available balance during the period. The Company may prepay the loans and terminate the commitments, in whole or in part, at any time without premium or penalty, subject to certain conditions including minimum amounts in the case of commitment reductions and reimbursement of certain costs in the case of prepayments of LIBOR loans.

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

The Credit Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict the Company and its subsidiaries' ability to, among other things, incur subsidiary indebtedness, grant liens, merge or consolidate, dispose of assets, make investments, make acquisitions, enter into certain transactions with affiliates, pay dividends or make distributions, repurchase stock, enter into restrictive agreements and enter into sale and leaseback transactions, in each case subject to customary exceptions for a credit facility of this size and type. The Company is also required to maintain compliance with a consolidated leverage ratio and a consolidated interest coverage ratio. At September 30, 2014, the Company was in compliance with these covenants.

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

The Company's technology license agreements generally include an indemnification clause that indemnifies the licensee against liability and damages (including legal defense costs) arising from any claims of patent, copyright, trademark or trade secret infringement by the Company's proprietary technology.  The terms of these indemnification provisions approximate the terms of the outgoing technology license agreements, which are typically perpetual unless terminated by either party for breach.  The possible amount of future payments the Company could be required to make based on agreements that specify indemnification limits, if such indemnifications were required on all of these agreements, is approximately $138 million. There are some licensing agreements in place that do not specify indemnification limits.  The Company had not recorded any liabilities related to these indemnification obligations as of September 30, 2014.

At September 30, 2014, the Company had recognized a contingent liability in the amount of $5.7 million recorded in connection with the Company's April 8, 2010 acquisition of Silicon Storage Technology Inc. (SST) as an adverse outcome was determined to be probable and estimable.

(18)	Derivative Instruments

The Company has international operations and is thus subject to foreign currency rate fluctuations.  To help manage the risk of changes in foreign currency rates, the Company periodically enters into derivative contracts comprised of foreign currency forward contracts to hedge its asset and liability foreign currency exposure and a portion of its foreign currency operating expenses.  Approximately 99% of the Company's sales are U.S. dollar denominated.  To date, the exposure related to foreign exchange rate volatility has not been material to the Company's operating results.  As of September 30, 2014 and March 31, 2014, the Company had no foreign currency forward contracts outstanding. The Company recognized an immaterial amount of net realized gains and losses on foreign currency forward contracts in each of the three and six months ended September 30, 2014 and 2013. Gains and losses from changes in the fair value of these foreign currency forward contracts are credited or charged to Other Income (Expense). The Company does not apply hedge accounting to its foreign currency derivative instruments.

(19)	Comprehensive Income

The following table presents the changes in the components of accumulated other comprehensive income (AOCI) for the six months ended September 30, 2014 (amounts in thousands):

	Unrealized holding gains (losses) available-for-sale securities	Minimum pension liability	Foreign Currency	Total
Balance at March 31, 2014	$(528)	$140	$1,439	$1,051
Other comprehensive (loss) income before reclassifications	(405)	—	(5,219)	(5,624)
Amounts reclassified from accumulated other comprehensive income (loss)	(84)	—	—	(84)
Net other comprehensive (loss) income	(489)	—	(5,219)	(5,708)
Balance at September 30, 2014	$(1,017)	$140	$(3,780)	$(4,657)

The table below details where reclassifications of realized transactions out of AOCI are recorded on the condensed consolidated statements of income (amounts in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
Description of AOCI Component	2014	2013	2014	2013	Related Statement of Income Line
Unrealized gains on available-for-sale securities	$62	$2,116	$96	$2,166	Other income
Taxes	—	(776)	(12)	(776)	Provision for income taxes
Reclassification of realized transactions, net of taxes	$62	$1,340	$84	$1,390	Net income

(20)	Share-Based Compensation

The following table presents the details of the Company's share-based compensation expense (amounts in thousands):

	Three Months Ended				Six Months Ended
	September 30,				September 30,
	2014		2013		2014		2013
Cost of sales	$2,640	(1)	$1,864	(1)	$4,695	(1)	$3,833	(1)
Research and development	7,261		6,931		13,570		12,621
Selling, general and administrative	5,372		6,205		10,329		11,202
Pre-tax effect of share-based compensation	15,273		15,000		28,594		27,656
Income tax benefit	1,833		1,589		3,253		2,991
Net income effect of share-based compensation	$13,440		$13,411		$25,341		$24,665

(1) During the three and six months ended September 30, 2014, $1.6 million and $3.3 million, respectively, of share-based compensation expense was capitalized to inventory and $2.6 million and $4.7 million, respectively, of previously capitalized share-based compensation expenses in inventory was sold.  During the three and six months ended September 30, 2013, $2.4 million and $3.8 million, respectively, of share-based compensation expense was capitalized to inventory and $1.9 million and $3.8 million, respectively, of previously capitalized share-based compensation expense in inventory was sold.

(21)	Net Income Per Common Share Attributable to Microchip Technology Stockholders

The following table sets forth the computation of basic and diluted net income per common share attributable to Microchip Technology stockholders (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net income attributable to Microchip Technology	$93,641	$99,806	$183,550	$178,385
Weighted average common shares outstanding	200,629	197,825	200,408	197,388
Dilutive effect of stock options and RSUs	3,767	4,144	3,780	3,908
Dilutive effect of convertible debt	20,888	14,506	20,718	13,075
Weighted average common and potential common shares outstanding	225,284	216,475	224,906	214,371
Basic net income per common share attributable to Microchip Technology stockholders	$0.47	$0.50	$0.92	$0.90
Diluted net income per common share attributable to Microchip Technology stockholders	$0.42	$0.46	$0.82	$0.83

The Company computed basic earnings per common share attributable to its stockholders using net income available to common stockholders and the weighted average number of common shares outstanding during the period. The Company computed diluted earnings per common share attributable to its stockholders using net income available to stockholders and the weighted average number of common shares outstanding plus potentially dilutive common shares outstanding during the period.

Potentially dilutive common shares from employee equity incentive plans are determined by applying the treasury stock method to the assumed exercise of outstanding stock options and the assumed vesting of outstanding RSUs.

Diluted net income per common share attributable to stockholders for the three and six months ended September 30, 2014 includes 20,887,608 shares and 20,717,720 shares, respectively, issuable upon the exchange of debentures (see Note 15).  Diluted net income per common share attributable to stockholders for the three and six months ended September 30, 2013 includes 14,506,100 shares and 13,075,168 shares, respectively, issuable upon the exchange of debentures.  The debentures have no impact on diluted net income per common share unless the average price of the Company's common stock exceeds the conversion price because the principal amount of the debentures will be settled in cash upon conversion.  Prior to conversion, the Company will include, in the diluted net income per common share calculation, the effect of the additional shares that may be issued when the Company's common stock price exceeds the conversion price using the treasury stock method.  The weighted average conversion price per share used in calculating the dilutive effect of the convertible debt for the three and six-month periods ended September 30, 2014 was $25.58 and $25.67, respectively. The weighted average conversion price per share used in calculating the dilutive effect of the convertible debt for the three and six-month periods ended September 30, 2013 was $26.42 and $26.54, respectively.

Weighted average common shares exclude the effect of option shares which are not dilutive.  There were no antidilutive option shares for each of the three and six-month periods ended September 30, 2014 and September 30, 2013.

(22)	Dividends

A quarterly cash dividend of $0.356 per share was paid on September 4, 2014 in the aggregate amount of $71.4 million.  Through the first six months of fiscal 2015, cash dividends of $0.7115 per share have been paid in the aggregate amount of $142.6 million. A quarterly cash dividend of $0.3565 per share was declared on October 30, 2014 and will be paid on December 5, 2014 to stockholders of record as of November 21, 2014. The Company expects the December 2014 payment of its quarterly cash dividend to be approximately $71.7 million.

(23)	Subsequent Event

On October 15, 2014, Hua Hong Semiconductor Limited (Hua Hong) effected its initial public offering on the Hong Kong Stock Exchange. The Company owns 27,964,822 shares of Hua Hong with a carrying value of $3.6 million as of September 30, 2014. The Company estimates its shares to be worth approximately $39.2 million based on the closing price of Hong Kong Dollar 10.88 per share (approximately US$1.40 per share) on 10/31/2014. The Company plans to classify this investment as an available-for-sale investment.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

This report, including "Part I – Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Part II - Item 1A Risk Factors" contains certain forward-looking statements that involve risks and uncertainties, including statements regarding our strategy, financial performance and revenue sources.  We use words such as "anticipate," "believe," "plan," "expect," "future," "intend" and similar expressions to identify forward-looking statements.  Our actual results could differ materially from the results anticipated in these forward-looking statements as a result of certain factors including those set forth under "Risk Factors," beginning at page 41 and elsewhere in this Form 10-Q.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  You should not place undue reliance on these forward-looking statements.  We disclaim any obligation to update information contained in any forward-looking statement.  These forward-looking statements include, without limitation, statements regarding the following:

•	The effects that adverse global economic conditions and fluctuations in the global credit and equity markets may have on our financial condition and results of operations;

•	The effects and amount of competitive pricing pressure on our product lines;

•	Our ability to moderate future average selling price declines;

•	The effect of product mix, capacity utilization, yields, fixed cost absorption, competition and economic conditions on gross margin;

•	The amount of, and changes in, demand for our products and those of our customers;

•	Our expectation that in the future we will acquire additional businesses that we believe will complement our existing businesses;

•	Our expectation that in the future we will enter into joint development agreements or other business or strategic relationships with other companies;

•	The level of orders that will be received and shipped within a quarter;

•	Our expectation that our inventory levels will be up four to 14 days in the December 2014 quarter compared to the September 2014 quarter and that it will allow us to maintain competitive lead times;

•	The effect that distributor and customer inventory holding patterns will have on us;

•	Our belief that customers recognize our products and brand name and use distributors as an effective supply channel;

•	Anticipating increased customer requirements to meet voluntary criteria related to the reduction or elimination of substances in our products;

•	Our belief that deferred cost of sales are recorded at their approximate carrying value and will have low risk of material impairment;

•	Our belief that our direct sales personnel combined with our distributors provide an effective means of reaching our customer base;

•	Our ability to increase the proprietary portion of our analog and interface product lines and the effect of such an increase;

•	Our belief that our processes afford us both cost-effective designs in existing and derivative products and greater functionality in new product designs;

•	The impact of any supply disruption we may experience;

•	Our ability to effectively utilize our facilities at appropriate capacity levels and anticipated costs;

•	That we adjust capacity utilization to respond to actual and anticipated business and industry-related conditions;

•	That our existing facilities will provide sufficient capacity to respond to increases in demand with modest incremental capital expenditures;

•	That manufacturing costs will be reduced by transition to advanced process technologies;

•	Our ability to maintain manufacturing yields;

•	Continuing our investments in new and enhanced products;

•	The cost effectiveness of using our own assembly and test operations;

•	Our anticipated level of capital expenditures;

•	Continuation and amount of quarterly cash dividends;

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

We begin our Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) with a summary of Microchip's overall business strategy to give the reader an overview of the goals of our business and the overall direction of our business and products.  This is followed by a discussion of the Critical Accounting Policies and Estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results.  We then discuss our Results of Operations for the three and six months ended September 30, 2014 compared to the three and six months ended September 30, 2013.  We then provide an analysis of changes in our balance sheet and cash flows, and discuss our financial commitments in sections titled "Liquidity and Capital Resources," "Contractual Obligations" and "Off-Balance Sheet Arrangements."

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

See "Our operating results are impacted by both seasonality and the wide fluctuations of supply and demand in the semiconductor industry," on page 43 for discussion of the impact of seasonality on our business.

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

We sell the majority of the items in our product catalog to our distributors worldwide at a uniform list price.  However, distributors resell our products to end customers at a very broad range of individually negotiated price points.  The majority of our distributors' resales require a reduction from the original list price paid.  Often, under these circumstances, we remit back to the distributor a portion of their original purchase price after the resale transaction is completed in the form of a credit against the distributors' outstanding accounts receivable balance.  The credits are on a per unit basis and are not given to the distributor until they provide information to us regarding the sale to their end customer.  The price reductions vary significantly based on the customer, product, quantity ordered, geographic location and other factors, and discounts to a price less than our cost have historically been rare.  The effect of granting these credits establishes the net selling price to our distributors for the product and results in the net revenue recognized by us when the product is sold by the distributors to their end customers.  Thus, a portion of the "deferred income on shipments to distributors" balance represents the amount of distributors' original purchase price that will be credited back to the distributor in the future.  The wide range and variability of negotiated price concessions granted to distributors does not allow us to accurately estimate the portion of the balance in the deferred income on shipments to distributors' account that will be credited back to the distributors.  Therefore, we do not reduce deferred income on shipments to distributors or accounts receivable by anticipated future concessions; rather, price concessions are typically recorded against deferred income on shipments to distributors and accounts receivable when incurred, which is generally at the time the distributor sells the product.  At September 30, 2014, we had approximately $249.0 million of deferred revenue and $89.4 million in deferred cost of sales recognized as $159.6 million of deferred income on shipments to distributors.  At March 31, 2014, we had approximately $222.8 million of deferred revenue and $75.0 million in deferred cost of sales recognized as $147.8 million of deferred income on shipments to distributors.  The deferred income on shipments to distributors that will ultimately be recognized in our income statement will be lower than the amount reflected on the balance sheet due to additional price credits to be granted to the distributors when the product is sold to their customers.  These additional price credits historically have resulted in the deferred income approximating the overall gross margins that we recognize in the distribution channel of our business.

Distributor advances, reflected as a reduction of deferred income on shipments to distributors on our condensed consolidated balance sheets, totaled $101.9 million at September 30, 2014 and $92.8 million at March 31, 2014.  On sales to distributors, our payment terms generally require the distributor to settle amounts owed to us for an amount in excess of their ultimate cost.  The sales price to our distributors may be higher than the amount that the distributors will ultimately owe us because distributors often negotiate price reductions after purchasing the product from us and such reductions are often significant.  It is our practice to apply these negotiated price discounts to future purchases, requiring the distributor to settle receivable balances, on a current basis, generally within 30 days, for amounts originally invoiced.  This practice has an adverse impact on the working capital of our distributors.  As such, we have entered into agreements with certain distributors whereby we advance cash to the distributors to reduce the distributor's working capital requirements.  These advances are reconciled at least on a quarterly basis and are estimated based on the amount of ending inventory as reported by the distributor multiplied by a negotiated percentage.  Such advances have no impact on our revenue recognition or our condensed consolidated statements of income.  We process discounts taken by distributors against our deferred income on shipments to distributors' balance and true-up the advanced amounts generally after the end of each completed fiscal quarter.  The terms of these advances are set forth in binding legal agreements and are unsecured, bear no interest on unsettled balances and are due upon demand.  The agreements governing these advances can be canceled by us at any time.

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

Share-Based Compensation

We measure fair value and recognize compensation expense for all share-based payment awards, including grants of employee stock options, RSUs, stock appreciation rights, and employee stock purchase rights, to be recognized in our financial statements based on their respective grant date fair values.  Total share-based compensation during the six months ended September 30, 2014 was $28.6 million, of which $23.9 million was reflected in operating expenses.  Total share-based compensation reflected in cost of sales during the six months ended September 30, 2014 was $4.7 million.  Total share-based compensation included in our inventory balance was $4.3 million at September 30, 2014.

Determining the appropriate fair-value model and calculating the fair value of share-based awards at the date of grant requires judgment.  The fair value of our RSUs is based on the fair market value of our common stock on the date of grant discounted for expected future dividends.  We use the Black-Scholes option pricing model to estimate the fair value of employee stock options and rights to purchase shares under our employee stock purchase plans.  Option pricing models, including the Black-Scholes model, also require the use of input assumptions, including expected volatility, expected life, expected dividend rate, and expected risk-free rate of return.  We use a blend of historical and implied volatility based on options freely traded in the open market as we believe this is more reflective of market conditions and a better indicator of expected volatility than using purely historical volatility.  The expected life of the awards is based on historical and other economic data trended into the future.  The risk-free interest rate assumption is based on observed interest rates appropriate for the terms of our awards.  The dividend yield assumption is based on our history and expectation of future dividend payouts.  We estimate the number of share-based awards which will be forfeited due to employee turnover.  Quarterly changes in the estimated forfeiture rate can have a significant effect on reported share-based compensation, as the impact on prior period amortization for all unvested awards is recognized in the period the forfeiture estimate is changed.  If the actual forfeiture rate is higher or lower than the estimated forfeiture rate, then an adjustment is made to increase or decrease the estimated forfeiture rate, which will result in a decrease or increase to the expense recognized in our financial statements.  If forfeiture adjustments are made, they would affect our gross margin, research and development expenses, and selling, general and administrative expenses.  The effect of forfeiture adjustments in the second quarter of fiscal 2015 was immaterial.

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

In periods where our production levels are below our normal operating capacity, the reduced production levels of our manufacturing facilities are charged directly to cost of sales.  Approximately $0.8 million was charged to cost of sales in the six-month period ended September 30, 2014 compared to approximately $5.0 million and $15.4 million in the three and six-month periods ended September 30, 2013, respectively. The was no charge to cost of sales for reduced production levels in the three-month period ended September 30, 2014.

Income Taxes

As part of the process of preparing our condensed consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate.  This process involves estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes.  These differences result in deferred tax assets and liabilities, which are included within our condensed consolidated balance sheets.  We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income within the relevant jurisdiction and to the extent we believe that recovery is not likely, we must establish a valuation allowance.  We have provided valuation allowances for certain of our deferred tax assets, including state net operating loss carryforwards, foreign tax credits and state tax credits, where it is more likely than not that some portion, or all of such assets, will not be realized. At September 30, 2014, the valuation allowances totaled $72.5 million. Should we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.  At September 30, 2014, our deferred tax asset, net of valuation allowances, was $62.4 million.

Various taxing authorities in the U.S. and other countries in which we do business scrutinize the tax structures employed by businesses.  Companies of our size and complexity are regularly audited by the taxing authorities in the jurisdictions in which they conduct significant operations.  Microchip and SMSC are currently under IRS audit for fiscal years 2011 and 2012. Supertex is currently under IRS audit for fiscal year 2013. We recognize liabilities for anticipated tax audit issues in the U.S. and other tax jurisdictions based on our estimate of whether, and the extent to which, additional tax payments are probable.  We believe that we maintain adequate tax reserves to offset any potential tax liabilities that may arise upon these and other pending audits in the U.S. and other countries in which we do business.  If such amounts ultimately prove to be unnecessary, the resulting reversal of such reserves would result in tax benefits being recorded in the period the reserves are no longer deemed necessary.  If such amounts ultimately prove to be less than an ultimate assessment, a future charge to expense would be recorded in the period in which the assessment is determined.

Junior Subordinated Convertible Debentures

We separately account for the liability and equity components of our junior subordinated convertible debentures in a manner that reflects our nonconvertible debt (unsecured debt) borrowing rate when interest cost is recognized.  This results in a bifurcation of a component of the debt, classification of that component in equity and the accretion of the resulting discount on the debt to be recognized as part of interest expense in our condensed consolidated statements of income.  Additionally, we include the dilutive effect of the shares of our common stock issuable upon conversion of the outstanding junior subordinated convertible debentures in our diluted income per share calculation regardless of whether the market price trigger or other contingent conversion feature has been met.  We apply the treasury stock method as we have the intent and have adopted an accounting policy to settle the principal amount of the junior subordinated convertible debentures in cash.  This method results in incremental dilutive shares when the average fair value of our common stock for a reporting period exceeds the conversion price per share which was $25.47 at September 30, 2014 and adjusts as dividends are recorded in the future.

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

Results of Operations

The following table sets forth certain operational data as a percentage of net sales for the periods indicated:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	43.7	41.4	42.9	41.9
Gross profit	56.3	58.6	57.1	58.1
Research and development	16.3	15.9	16.1	15.8
Selling, general and administrative	13.0	14.0	13.1	14.1
Amortization of acquired intangible assets	8.3	4.8	7.6	5.4
Special charges	0.2	—	0.1	0.2
Operating income	18.5%	23.9%	20.2%	22.6%

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

Our net sales for the quarter ended September 30, 2014 were $546.2 million, an increase of 3.3% from the previous quarter's sales of $528.9 million, and an increase of 10.9% from net sales of $492.7 million in the quarter ended September 30, 2013. Our net sales for the six months ended September 30, 2014 were $1,075.1 million, an increase of 12.5% from net sales of $955.5 million in the six months ended September 30, 2013. The increase in net sales in the quarter ended September 30, 2014 over the previous quarter was due primarily to our acquisition of ISSC which added approximately $16.9 million of net sales during the three months ended September 30, 2014. The increases in net sales in the three and six months ended September 30, 2014 compared to the three and six months ended September 30, 2013 were due primarily to our acquisitions of ISSC and Supertex, market share gains and general economic and semiconductor industry conditions. Average selling prices for our semiconductor products were up approximately 4% and 3% for the three and six-month periods ended September 30, 2014 over the corresponding periods of the previous fiscal year. The number of units of our semiconductor products sold was up approximately 9% and 11% for the three and six-month periods ended September 30, 2014 over the corresponding periods of the previous fiscal year. The average selling prices and the unit volumes of our sales are impacted by the mix of our products sold and overall semiconductor market conditions.  Key factors related to the amount of net sales during the three and six-month periods ended September 30, 2014 compared to the three and six-month periods ended September 30, 2013 include:

•	our acquisition of a controlling interest in ISSC on July 17, 2014;

•	our acquisition of Supertex on April 1, 2014;

•	global economic conditions in the markets we serve;

•	semiconductor industry conditions;

•	our new product offerings that have increased our served available market;

•	customers' increasing needs for the flexibility offered by our programmable solutions;

•	inventory holding patterns of our customers;

•	increasing semiconductor content in our customers' products; and

•	continued market share gains in the segments of the markets we address.

Sales by product line for the three and six months ended September 30, 2014 and 2013 were as follows (dollars in thousands):

	Three Months Ended				Six Months Ended
	September 30,				September 30,
	(unaudited)				(unaudited)
	2014	%	2013	%	2014	%	2013	%
Microcontrollers	$361,793	66.2	$321,004	65.2	$705,554	65.6	$621,309	65.0
Analog, interface and mixed signal products	122,584	22.5	108,460	22.0	247,941	23.1	211,675	22.2
Memory products	32,508	6.0	34,987	7.1	65,887	6.1	68,979	7.2
Technology licensing	22,584	4.1	24,826	5.0	43,021	4.0	47,344	5.0
Other	6,774	1.2	3,392	0.7	12,716	1.2	6,154	0.6
Total sales	$546,243	100.0%	$492,669	100.0%	$1,075,119	100.0%	$955,461	100.0%

Microcontrollers

Our microcontroller product line represents the largest component of our total net sales.  Microcontrollers and associated application development systems accounted for approximately 66.2% of our total net sales for the three-month period ended September 30, 2014 and approximately 65.6% of our total net sales in the six-month period ended September 30, 2014 compared to approximately 65.2% of our total net sales for the three-month period ended September 30, 2013 and approximately 65.0% of our total net sales in the six-month period ended September 30, 2013 .

Net sales of our microcontroller products increased approximately 12.7% in the three-month period ended September 30, 2014 and approximately 13.6% in the six-month period ended September 30, 2014 compared to the three and six-month periods ended September 30, 2013. These sales increases were driven primarily by our acquisition of ISSC, market share gains and general economic and semiconductor industry conditions in the end markets we serve including the consumer, automotive, industrial control, communications and computing markets.

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

Analog, Interface and Mixed Signal Products

Sales of our analog, interface and mixed signal products accounted for approximately 22.5% of our total net sales for the three-month period ended September 30, 2014 and approximately 23.1% of our total net sales for the six-month period ended September 30, 2014 compared to approximately 22.0% of our total net sales for the three-month period ended September 30, 2013 and approximately 22.2% of our total net sales for the six-month period ended September 30, 2013.

Net sales of our analog, interface and mixed signal products increased approximately 13.0% in the three-month period ended September 30, 2014 and approximately 17.1% in the six-month period ended September 30, 2014 compared to the three and six-month periods ended September 30, 2013. These sales increases were driven primarily by our acquisition of Supertex in the first quarter of fiscal 2015, general economic and semiconductor industry conditions and market share gains achieved within the analog, interface and mixed signal market.

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

Memory Products

Sales of our memory products accounted for approximately 6.0% of our total net sales for the three-month period ended September 30, 2014 and approximately 6.1% of our total net sales in the six-month period ended September 30, 2014 compared to approximately 7.1% of our total net sales for the three-month period ended September 30, 2013 and approximately 7.2% of our total net sales for the six-month period ended September 30, 2013.

Net sales of our memory products decreased approximately 7.1% in the three-month period ended September 30, 2014 and approximately 4.5% in the six-month period ended September 30, 2014 compared to the three and six-month periods ended September 30, 2013. These sales decreases were driven primarily by adverse customer demand conditions within the Serial EEPROM and Flash memory markets.

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

Technology Licensing

Technology licensing revenue includes a combination of royalties associated with licenses for the use of our SuperFlash and other technologies and fees for engineering services.  Technology licensing accounted for approximately 4.1% of our total net sales for the three-month period ended September 30, 2014 and approximately 4.0% of our total net sales in the six-month period ended September 30, 2014 compared to approximately 5.0% of our total net sales for each of the three and six-month periods ended September 30, 2013.

Net sales related to our technology licensing decreased approximately 9.0% in the three-month period ended September 30, 2014 and approximately 9.1% in the six-month period ended September 30, 2014 compared to the three and six-month periods ended September 30, 2013. Revenue from technology licensing can fluctuate over time based on the production activities of our licensees as well as general economic and semiconductor industry conditions.

Other

Revenue from wafer foundry and assembly and test subcontracting services accounted for approximately 1.2% of our total net sales for each of the three and six-month periods ended September 30, 2014 compared to approximately 0.7% of our total net sales for the three-month period ended September 30, 2013 and approximately 0.6% of our total net sales for the six-month period ended September 30, 2013.

Distribution

Distributors accounted for approximately 51.7% of our net sales in the three-month period ended September 30, 2014 and approximately 53.1% of our net sales in the three-month period ended September 30, 2013.  Distributors accounted for approximately 52.0% of our net sales in the six-month period ended September 30, 2014 and approximately 53.7% of our net sales in the six-month period ended September 30, 2013. Our distributors focus primarily on servicing the product requirements of a broad base of diverse customers.  We believe that distributors provide an effective means of reaching this broad and diverse customer base.  We believe that customers recognize Microchip for its products and brand name and use distributors as an effective supply channel.

Generally, we do not have long-term agreements with our distributors and we, or our distributors, may terminate our relationships with each other with little or no advance notice.  The loss of, or the disruption in the operations of, one or more of our distributors could reduce our future net sales in a given quarter and could result in an increase in inventory returns.

At September 30, 2014, our distributors maintained 34 days of inventory of our products compared to 33 days at March 31, 2014.  Over the past three fiscal years, the days of inventory maintained by our distributors have fluctuated between 27 days and 35 days.  We do not believe that inventory holding patterns at our distributors will materially impact our net sales, due to the fact that we recognize revenue based on sell-through for all our distributors.

Sales by Geography

Sales by geography for the three and six months ended September 30, 2014 and 2013 were as follows (dollars in thousands):

	Three Months Ended				Six Months Ended
	September 30,				September 30,
	(unaudited)				(unaudited)
	2014	%	2013	%	2014	%	2013	%
Americas	$108,608	19.9	$95,185	19.3	$210,812	19.6	$182,113	19.1
Europe	110,804	20.3	98,913	20.1	220,202	20.5	200,161	20.9
Asia	326,831	59.8	298,571	60.6	644,105	59.9	573,187	60.0
Total sales	$546,243	100.0%	$492,669	100.0%	$1,075,119	100.0%	$955,461	100.0%

Americas sales include sales to customers in the U.S., Canada, Central America and South America. Sales to foreign customers accounted for approximately 84% of our total net sales in each of the three and six-month periods ended September 30, 2014 and September 30, 2013. Substantially all of our foreign sales are U.S. dollar denominated.  Sales to customers in Asia have generally increased over time due to many of our customers transitioning their manufacturing operations to Asia and growth in demand from the emerging Asian market.  Our sales force in the Americas and Europe supports a significant portion of the design activity for products which are ultimately shipped to Asia.

Gross Profit

Our gross profit was $307.5 million in the three-month period ended September 30, 2014 and $288.9 million in the three-month period ended September 30, 2013.  Our gross profit was $614.0 million in the six-month period ended September 30, 2014 and $555.4 million in the six-month period ended September 30, 2013. Gross profit as a percentage of sales was 56.3% in the three-month period ended September 30, 2014 and 58.6% in the three-month period ended September 30, 2013. Gross profit as a percentage of sales was 57.1% in the six-month period ended September 30, 2014 and 58.1% in the six-month period ended September 30, 2013.

The most significant factors affecting our gross profit percentage in the periods covered by this Form 10-Q were:

•
charges of approximately $12.7 million and $20.2 million in the three and six-month periods ended September 30, 2014, respectively, related to the recognition of acquired inventory at fair value as a result of our recent acquisitions which increased the value of our acquired inventory and reduced our gross margins;

•
production levels being below the range of normal capacity levels in the three and six-month periods ended September 30, 2013, resulting in excess capacity charges of approximately $5.0 million and $15.4 million in such periods;

•	for the three-month period ended September 30, 2014, inventory write-downs being higher than the gross margin impact of sales of inventory that was previously written down;

•	for each of the three and six-month periods ended 2013, inventory write-downs being lower than the gross margin impact of sales of inventory that was previously written down; and

•	fluctuations in our product mix of microcontrollers, analog, interface and mixed signal products, memory products and technology licensing.

Other factors that impacted our gross profit percentage in the periods covered by this Form 10-Q include:

•	continual cost reductions in wafer fabrication and assembly and test manufacturing, such as new manufacturing technologies and more efficient manufacturing techniques; and

•	lower depreciation as a percentage of cost of sales.

We adjust our wafer fabrication and assembly and test capacity utilization as required to respond to actual and anticipated business and industry-related conditions.  When production levels are below normal capacity, we charge cost of sales for the unabsorbed capacity. During the three-month period ended June 30, 2014 and each of the three and six-month periods ended September 30, 2013, we operated below normal capacity levels, which we typically consider to be 90% to 95% of the actual capacity of our installed equipment, in our wafer fabrication facilities in response to uncertain global economic conditions and our inventory position. Approximately $0.8 million was charged to cost of sales during the six-month period ended September 30, 2014 compared to approximately $5.0 million and $15.1 million during the three and six-month periods ended September 30, 2013, respectively. There was no unabsorbed capacity charge during the three-month period ended September 30, 2014 as we were operating at normal capacity levels in our wafer fabrication facilities. We operated at normal capacity levels in our Thailand assembly and test facilities during each of the three and six-month periods ended September 30, 2014 and 2013.

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

Our overall inventory levels were $275.7 million at September 30, 2014, compared to $262.7 million at March 31, 2014.  We maintained 105 days of inventory on our balance sheet at September 30, 2014 compared to 118 days of inventory at March 31, 2014.  We expect our inventory levels in the December 2014 quarter to be up four to 14 days over those levels at September 30, 2014. We believe our existing level of inventory will allow us to maintain competitive lead times and provide strong delivery performance to our customers.

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

During the three months ended September 30, 2014, approximately 55% of our assembly requirements were performed in our Thailand facilities compared to approximately 49% during the three months ended September 30, 2013.  The percentage of our assembly work that is performed internally fluctuates over time based on supply and demand conditions in the semiconductor industry, our internal capacity capabilities and our acquisition activities.  Third-party contractors located in Asia perform the balance of our assembly operations.  During the three months ended September 30, 2014, approximately 88% of our test requirements were performed in our Thailand facilities compared to approximately 86% in the three months ended September 30, 2013. We believe that the assembly and test operations performed at our Thailand facility provide us with significant cost savings compared to contractor assembly and test costs, as well as increased control over these portions of the manufacturing process.

We rely on outside wafer foundries for a significant portion of our wafer fabrication requirements. In the three and six months ended September 30, 2014, approximately 41% and 40%, respectively, of our total net sales came from products that were produced at outside wafer foundries. In each of the three and six months ended September 30, 2013, approximately 38% of our total net sales came from products that were produced at outside wafer foundries.

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

Research and Development (R&D)

R&D expenses for the three months ended September 30, 2014 were $88.8 million, or 16.3% of net sales, compared to $78.3 million, or 15.9% of net sales, for the three months ended September 30, 2013.  R&D expenses for the six months ended September 30, 2014 were $173.2 million, or 16.1% of net sales, compared to $151.3 million, or 15.8% of net sales, for the six months ended September 30, 2013. We are committed to investing in new and enhanced products, including development systems software, and in our design and manufacturing process technologies.  We believe these investments are significant factors in maintaining our competitive position.  R&D costs are expensed as incurred.  Assets purchased to support our ongoing research and development activities are capitalized when related to products which have achieved technological feasibility or that have alternative future uses and are amortized over their expected useful lives.  R&D expenses include labor, depreciation, masks, prototype wafers, and expenses for the development of process technologies, new packages, and software to support new products and design environments.

R&D expenses increased $10.6 million, or 13.5%, for the three months ended September 30, 2014 over the same period last year.  R&D expenses increased $21.8 million, or 14.4%, for the six months ended September 30, 2014 over the same period last year. The primary reasons for the increases in R&D costs over these periods were additional costs from our acquisitions of Supertex and ISSC as well as higher headcount costs.

R&D expenses fluctuate over time, primarily due to revenue and operating expense investment levels.

Selling, General and Administrative

Selling, general and administrative expenses for the three months ended September 30, 2014 were $71.1 million, or 13.0% of net sales, compared to $69.4 million, or 14.1% of net sales, for the three months ended September 30, 2013.  Selling, general and administrative expenses for the six months ended September 30, 2014 were $140.4 million, or 13.1% of net sales, compared to $135.1 million, or 14.1% of net sales, for the six months ended September 30, 2013. Selling, general and administrative expenses include salary expenses related to field sales, marketing and administrative personnel, advertising and promotional expenditures and legal expenses.  Selling, general and administrative expenses also include costs related to our direct sales force and field applications engineers who work in sales offices worldwide to stimulate demand by assisting customers in the selection and use of our products.

Selling, general and administrative expenses increased $1.7 million, or 2.5%, for the three months ended September 30, 2014 over the same period last year.  Selling, general and administrative expenses increased $5.3 million, or 3.9%, for the six months ended September 30, 2014 over the same period last year.  The primary reasons for the dollar increases in selling, general and administrative costs over these periods were additional costs from our acquisitions of Supertex and ISSC as well as higher headcount costs partially offset by lower legal expenses.

Selling, general and administrative expenses fluctuate over time, primarily due to revenue and operating expense investment levels.

Amortization of Acquired Intangible Assets

Amortization of acquired intangible assets for the three and six months ended September 30, 2014 was $45.4 million and $82.1 million, respectively. Amortization of acquired intangible assets for three and the six months ended September 30, 2013 was $23.7 million and $51.4 million, respectively. The primary reasons for the increases in acquired intangible asset amortization for the three and six months ended September 30, 2014 compared to the same periods last year were our acquisitions of Supertex and ISSC as well as increased amortization from our customer-related intangible assets acquired from our acquisition of Standard Microsystems Corporation.

Special Charges

We incurred special charges related to severance, office closing and other costs associated with our acquisition activity of $0.8 million and $1.1 million for the three and six months ended September 30, 2014, respectively, and $1.7 million for the six months ended September 30, 2013.

Other Income (Expense)

Interest income in the three and six months ended September 30, 2014 was $4.5 million and $9.3 million, respectively. Interest income in the three and six months ended September 30, 2013 was $4.0 million and $7.9 million, respectively.

Interest expense in the three and six months ended September 30, 2014 was $14.0 million and $27.7 million, respectively. Interest expense in the three and six months ended September 30, 2013 was $12.4 million and $24.2 million, respectively.  The primary reason for the increases in interest expense in the three and six months ended September 30, 2014 compared to the same periods last year relates to increased borrowings under our credit facility to finance our acquisition of Supertex.

Other expense, net in the three and six months ended September 30, 2014 was $1.1 million. Other income, net in the three and six months ended September 30, 2013 was $2.1 million and $2.3 million, respectively. The changes in other income (expense), net in the three and six months ended September 30, 2014 compared to the same periods last year primarily relates to fluctuations on our foreign currency derivatives compared to a prior year gain of $2.1 million related to the sale of marketable equity and debt securities.

Provision for Income Taxes

Our provision for income taxes reflects tax on foreign earnings and federal and state tax on U.S. earnings.  We had an effective tax rate from continuing operations of 8.0% for the six-month period ended September 30, 2014 and 11.5% for the six-month period ended September 30, 2013.  Our effective tax rate is lower than statutory rates in the U.S. due primarily to our mix of earnings in foreign jurisdictions with lower tax rates.

Various taxing authorities in the U.S. and other countries in which we do business are increasing their scrutiny of the tax structures employed by businesses.  Companies of our size and complexity are regularly audited by the taxing authorities in the jurisdictions in which they conduct significant operations.  For U.S. federal, and in general for U.S. state tax returns, our fiscal 2011 and later tax returns remain open for examination by the taxing authorities. Microchip and SMSC are currently under IRS audit for fiscal years 2011 and 2012. Supertex is currently under IRS audit for fiscal year 2013. We recognize liabilities for anticipated tax audit issues in the U.S. and other tax jurisdictions based on our estimate of whether, and the extent to which, additional tax payments are probable.  We believe that we maintain adequate tax reserves to offset any potential tax liabilities that may arise upon these and other pending audits in the U.S. and other countries in which we do business.  If such amounts ultimately prove to be unnecessary, the resulting reversal of such reserves would result in tax benefits being recorded in the period the reserves are no longer deemed necessary.  If such amounts ultimately prove to be less than any final assessment, a future charge to expense would be recorded in the period in which the assessment is determined.

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

Liquidity and Capital Resources

We had $2,124.4 million in cash, cash equivalents and short-term and long-term investments at September 30, 2014, a decrease of $19.1 million from the March 31, 2014 balance.  The decrease in cash, cash equivalents and short-term and long-term investments over this time period is primarily attributable to cash paid for the ISSC acquisition of $252.5 million and dividend payments of $142.6 million, offset in part by cash generated by operating activities.

Net cash provided from operating activities was $357.8 million in the six months ended September 30, 2014 compared to $324.9 million in the six months ended September 30, 2013.  The increase in net cash provided from operating activities was primarily due to higher sales and net income in the six months ended September 30, 2014 compared to the six months ended September 30, 2013, and an increase in cash related to changes in our operating assets and liabilities.

During the six months ended September 30, 2014, net cash used in investing activities was $520.2 million compared to net cash used in investing activities of $389.1 million in the six months ended September 30, 2013.  The increase in net cash used in investing activities was due primarily to $252.5 million of cash consideration, net of $15.1 million of cash and cash equivalents acquired, used to finance our acquisition of ISSC on July 17, 2014 and $375.4 million of cash consideration, net of $14.8 million of cash and cash equivalents acquired, used to finance our acquisition of Supertex on April 1, 2014, offset in part by an increase in cash from our purchases, sales and maturities of available-for-sale investments in the six months ended September 30, 2014 compared to the same period last year.

Our level of capital expenditures varies from time to time as a result of actual and anticipated business conditions. Capital expenditures in the six months ended September 30, 2014 were $83.4 million compared to $55.2 million in the six months ended September 30, 2013.  Capital expenditures were primarily for the expansion of production capacity and the addition of research and development equipment.  We currently intend to spend approximately $130 million during the next twelve months to invest in equipment and facilities to maintain, and selectively increase capacity to meet our currently anticipated needs.

We expect to finance our capital expenditures through our existing cash balances and cash flows from operations.  We believe that the capital expenditures anticipated to be incurred over the next twelve months will provide sufficient manufacturing capacity to meet our currently anticipated needs.

Net cash provided by financing activities was $177.4 million in the six months ended September 30, 2014 compared to net cash used in financing activities of $120.0 million in the six months ended September 30, 2013.  We made payments on our borrowings under our credit agreements of $317.3 million and $720.0 million during the six months ended September 30, 2014 and 2013, respectively. Cash received on borrowings under our credit agreements totaled $632.9 million and $740.0 million during the six months ended September 30, 2014 and 2013, respectively. We paid cash dividends to our stockholders of $142.6 million in the six months ended September 30, 2014 and $139.8 million in the six months ended September 30, 2013. Proceeds from the exercise of stock options and employee purchases under our employee stock purchase plans were $14.0 million in the six months ended September 30, 2014 and $32.9 million in the six months ended September 30, 2013.

On June 27, 2013, we entered into a $2.0 billion credit agreement with certain lenders.  The credit agreement provides for a $350.0 million term loan and a $1.65 billion revolving credit facility, with a $125 million foreign currency sublimit, a $35 million letter of credit sublimit and a $25 million swingline loan sublimit, terminating on June 27, 2018. The credit agreement also contains an increase option permitting us, subject to certain requirements, to arrange with existing lenders and/or new lenders for them to provide up to an aggregate of $300 million in additional commitments, which may be for revolving loans or term loans. Proceeds of loans made under the credit agreement may be used for working capital and general corporate purposes. The new credit agreement replaced another credit agreement we had in place since August 2011. At September 30, 2014, $965.6 million of borrowings were outstanding under the credit agreement consisting of $624.4 million of a revolving line of credit and $341.2 million of a term loan, net of $1.0 million of debt discount resulting from amounts paid to the lenders.  See Note 16 of the notes to condensed consolidated financial statements for more information regarding our credit agreement.

Our total cash, cash equivalents, short-term investments and long-term investments held by our foreign subsidiaries was $2,112.4 million at September 30, 2014 and $2,085.7 million at March 31, 2014. Under current tax laws and regulations, if accumulated earnings and profits held by our foreign subsidiaries that U.S. taxes had not previously been provided for were to be distributed to the U.S., in the form of dividends or otherwise, we would be subject to additional U.S. income taxes and foreign withholding taxes. Our balance of cash, cash equivalents, short-term investments and long-term investments available for our U.S. operations as of September 30, 2014 and March 31, 2014 was approximately $12.0 million and $57.8 million, respectively. We utilize a variety of tax planning and financing strategies (including borrowings under our credit agreement) with the objective of having our worldwide cash available in the locations in which it is needed. We consider our offshore earnings to be permanently reinvested offshore. However, we could determine to repatriate some of our offshore earnings in future periods to fund stockholder dividends, share repurchases, acquisitions or other corporate activities.  We expect that a significant portion of our future cash generation will be in our foreign subsidiaries.

We enter into derivative transactions from time to time in an attempt to reduce our exposure to currency rate fluctuations.  Although none of the countries in which we conduct significant foreign operations has had a highly inflationary economy in the last five years, there is no assurance that inflation rates or fluctuations in foreign currency rates in countries where we conduct operations will not adversely affect our operating results in the future.  At September 30, 2014, we had no foreign currency forward contracts outstanding.

On December 11, 2007, we announced that our Board of Directors had authorized the repurchase of up to 10.0 million shares of our common stock in the open market or in privately negotiated transactions.  As of September 30, 2014, we had repurchased 7.5 million shares under this 10.0 million share authorization for a total of $234.7 million.  There is no expiration date associated with this program.  The timing and amount of future repurchases will depend upon market conditions, interest rates, and corporate considerations.

As of September 30, 2014, we held approximately 17.8 million shares as treasury shares.

On October 28, 2002, we announced that our Board of Directors had approved and instituted a quarterly cash dividend on our common stock.  A quarterly dividend of $0.356 per share was paid on September 4, 2014 in the aggregate amount of $71.4 million. A quarterly dividend of $0.3565 per share was declared on October 30, 2014 and will be paid on December 5, 2014 to stockholders of record as of November 21, 2014. We expect the aggregate December 2014 cash dividend to be approximately $71.7 million. Our Board is free to change our dividend practices at any time and to increase or decrease the dividend paid, or not to pay a dividend on our common stock on the basis of our results of operations, financial condition, cash requirements and future prospects, and other factors deemed relevant by our Board.  Our current intent is to provide for ongoing quarterly cash dividends depending upon market conditions, our results of operations, and potential changes in tax laws.

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

Off-Balance Sheet Arrangements

As of September 30, 2014, we are not involved in any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Our investments are intended to establish a high-quality portfolio that preserves principal, meets liquidity needs, avoids inappropriate concentrations, and delivers an appropriate yield in relationship to our investment guidelines and market conditions.  Our investment portfolio, consisting of fixed income securities, money market funds, cash deposits, and marketable securities that we hold on an available-for-sale basis, was $2,124.4 million as of September 30, 2014 compared to $2,143.5 million as of March 31, 2014. The available-for-sale debt securities, like all fixed income instruments, are subject to interest rate risk and will decline in value if market interest rates increase.  We have the ability to hold our fixed income investments until maturity and, therefore, we would not expect to recognize any material adverse impact in income or cash flows if market interest rates increase. The following table provides information about our available-for-sale securities that are sensitive to changes in interest rates. We have aggregated our available-for-sale securities for presentation purposes since they are all very similar in nature. The amounts for fiscal 2015 refer to the remaining six months of the current fiscal year (dollars in thousands):

	Financial instruments maturing during the fiscal year ended March 31,
	2015	2016	2017	2018	2019	Thereafter
Available-for-sale securities	$138,013	$313,645	$772,110	$250,233	$—	$162,756
Weighted-average yield rate	1.38%	0.94%	0.98%	1.11%	—%	1.32%

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

Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2014, there was no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.	Legal Proceedings

In the ordinary course of our business, we are involved in a limited number of legal actions, both as plaintiff and defendant, and could incur uninsured liability in any one or more of them.  We also periodically receive notifications from various third parties alleging infringement of patents, intellectual property rights or other matters.  With respect to pending legal actions to which we are a party or of which any of our property is subject, although the outcomes of these actions are not generally determinable, we believe that the ultimate resolution of these matters will not have a material adverse effect on our financial position, cash flows or results of operations.  Litigation relating to the semiconductor industry is not uncommon, and we are, and from time to time have been, subject to such litigation.  No assurances can be given with respect to the extent or outcome of any such litigation in the future.

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

The manufacture and assembly of integrated circuits, particularly non-volatile, erasable CMOS memory and logic devices such as those that we produce, are complex processes. These processes are sensitive to a wide variety of factors, including the level of contaminants in the manufacturing environment, impurities in the materials used, the performance of our wafer fabrication and assembly and test personnel and equipment, and other quality issues. As is typical in the semiconductor industry, we have from time to time experienced lower than anticipated manufacturing yields. Our operating results will suffer if we are unable to maintain yields at approximately the current levels. This could include delays in the recognition of revenue, loss of revenue or future orders, and customer-imposed penalties for our failure to meet contractual shipment deadlines. Our operating results are also adversely affected when we operate at less than optimal capacity. For example, in the third quarter of fiscal 2012, we reduced wafer starts in both Fab 2 and Fab 4 to help control inventory balances in response to a slowdown in global economic conditions. We continued with the reduced level of wafer starts through the first quarter of fiscal 2013. These actions had a negative impact on our gross profit. We further reduced the wafer starts in our fabs in late September 2012 and again during the quarter ended December 31, 2012 which continued to negatively impact our gross profit through the March 2013 quarter. We increased wafer starts modestly throughout fiscal 2014 and the first six months of fiscal 2015. We operated at normal capacity levels in the September 2014 quarter.

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

We rely on outside wafer foundries for a significant portion of our wafer fabrication needs. Specifically, in the six months ended September 30, 2014, approximately 40% of our net sales came from products that were produced at outside wafer foundries. We also use several contractors located in Asia for a portion of the assembly and testing of our products. Our reliance on third party contractors and foundries increased as a result of our acquisitions of SMSC in August 2012, Supertex in April 2014 and ISSC in July 2014. Although we own the majority of our manufacturing resources, the disruption or termination of any of our contractors could harm our business and operating results.

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

Our operating results are impacted by both seasonality and the wide fluctuations of supply and demand in the semiconductor industry.

The semiconductor industry is characterized by seasonality and wide fluctuations of supply and demand. Since a significant portion of our revenue is from consumer markets and international sales, our business is subject to seasonally lower revenues in the third and fourth quarters of our fiscal year. However, broad fluctuations in our overall business, changes in semiconductor industry and global economic conditions and our acquisition activity can have a more significant impact on our results than seasonality.  As a result, in periods when these broad fluctuations, changes in business conditions or acquisitions occur, it is difficult to assess the impact of seasonal factors on our business. The semiconductor industry has also experienced significant economic downturns, characterized by diminished product demand and production over-capacity. We have sought to reduce our exposure to this industry cyclically by selling proprietary products, that cannot be easily or quickly replaced, to a geographically diverse customer base across a broad range of market segments. However, we have experienced substantial period-to-period fluctuations in operating results and expect, in the future, to experience period-to-period fluctuations in operating results due to general industry or economic conditions.

Our business is dependent on selling through distributors.

Sales through distributors accounted for approximately 52% of our net sales for the first six months of fiscal 2015 and approximately 53% in fiscal 2014. We do not have long-term agreements with our distributors and we and our distributors may each terminate our relationship with little or no advance notice.

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

Our technology licensing business is based on our SuperFlash and other technologies. The success of our licensing business depends on the continued market acceptance of these technologies and on our ability to further develop and enhance such technologies and to introduce new technologies in the future. To be successful, any such technology must be able to be repeatably implemented by licensees, provide satisfactory yield rates, address licensee and customer requirements, and perform competitively. The success of our technology licensing business depends on various other factors, including, but not limited to:

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

Sales to foreign customers account for a substantial portion of our net sales. During the first six months fiscal 2015, approximately 84% of our net sales were made to foreign customers, including 27% in China. During fiscal 2014, approximately 84% of our net sales were made to foreign customers, including 29% in China. A strong position in the Chinese market is a key component of our global growth strategy. The market for integrated circuit products in China is highly competitive, and both international and domestic competitors are aggressively seeking to increase their market share. Increased competition in the China market may make it difficult for us to achieve our desired sales volumes in China. We purchase a substantial portion of our raw materials and equipment from foreign suppliers. In addition, we own product assembly and testing facilities near Bangkok, Thailand, which has experienced periods of political instability in the past. From time to time, Thailand has also experienced periods of severe flooding. There can be no assurance that any future flooding or political instability in Thailand would not have a material adverse impact on our operations. We use various foreign contractors for a significant portion of our assembly and testing and wafer fabrication requirements. Substantially all of our finished goods inventory is maintained in Thailand.

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

We do not typically enter into long-term contracts with our customers and we cannot be certain about future order levels from our customers. When we do enter into customer contracts, the contract is generally cancelable at the convenience of the customer. Even though we had approximately 87,000 customers and our ten largest direct customers made up approximately 10% of our total revenue for the six-month period ended September 30, 2014, cancellation of customer contracts could have an adverse impact on our revenue and profits.

We have entered into contracts with certain customers that differ from our standard terms of sale. Further, as a result of our acquisitions of SMSC and Supertex, we inherited certain customer contracts that differ from our standard terms of sale. For several of the significant markets that we sell into, such as the automotive and personal computer markets, our current or potential customers may possess significant leverage over us in negotiating the terms and conditions of supply as a result of their market size and position. For example, under certain contracts we may commit to supply specific quantities of products on scheduled delivery dates, or agree to extend our obligations for certain liabilities such as warranties or indemnification for quality issues or claims of intellectual property infringement. If we are unable to supply the customer as required under the contract, the customer may incur additional production costs, lost revenues due to subsequent delays in their own manufacturing schedule, or quality-related issues. We may be liable for the customer's costs, expenses and damages associated with their claims and we may be obligated to defend the customer against claims of intellectual property infringement and pay the associated legal fees. While we try to limit the number of contracts that we sign which contain such special provisions, manage the risks underlying such liabilities, and set caps on our liability exposure, sometimes we are not able to do so. In order to win important designs, avoid losing business to competitors, maintain existing business, or be permitted to bid on new business, we have been, and may in the future be, forced to agree to uncapped liability for such items as intellectual property infringement or confidentiality. Such provisions expose us to risk of liability far exceeding the purchase price of the products we sell under such contracts, the lifetime revenues we receive from such products, or various forms of potential consequential damages. These significant additional risks could result in a material adverse impact on our results of operation and financial condition.

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

We use forward currency exchange contracts in an attempt to reduce the adverse earnings impact from the effect of exchange rate fluctuations on our non-U.S. dollar net balance sheet exposures. Nevertheless, in periods when the U.S. dollar significantly fluctuates in relation to the non-U.S. currencies in which we transact business, the value of our non-U.S. dollar transactions can have an adverse effect on our results of operations and financial condition. In particular, in periods when a foreign currency significantly declines in value in relation to the U.S. dollar, such as recent declines in the Euro relative to the U.S. dollar, customers transacting in that foreign currency may find it more difficult to fulfill their previously committed contractual obligations or to undertake new obligations to make payments or purchase products. In periods when the U.S. dollar is significantly declining in relation to the British pound, Euro and Thai baht, the operational costs in our European and Thailand subsidiaries are adversely affected.

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

We are subject to examination of our income tax returns by the IRS and other tax authorities for fiscal 2011 and later. Microchip and SMSC are currently under IRS audit for fiscal 2011 and 2012.  Supertex is currently under IRS audit for fiscal year 2013. We are subject to certain income tax examinations in foreign jurisdictions for fiscal 2006 and later. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. There can be no assurance that the outcomes from these continuing examinations will not have an adverse effect on our future operating results.

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

The market price of our common stock has fluctuated significantly in the past and is likely to fluctuate in the future. The future trading price of our common stock could be subject to wide fluctuations in response to a variety of factors, many of which are beyond our control, including, but not limited to:

•	quarterly variations in our operating results or the operating results of other technology companies;

•	general conditions in the semiconductor industry;

•	global economic and financial conditions;

•	changes in our financial guidance or our failure to meet such guidance;

•	changes in analysts' estimates of our financial performance or buy/sell recommendations;
any acquisitions we pursue or complete; and

•	actual or anticipated announcements of technical innovations or new products by us or our competitors.

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

We review our long-lived assets, including goodwill and other intangible assets, for impairment annually in the fourth fiscal quarter or whenever events or changes in circumstances indicate that the carrying amount of those assets may not be recoverable. Factors that may be considered in assessing whether goodwill or intangible assets may not be recoverable include a decline in our stock price or market capitalization, reduced estimates of future cash flows and slower growth rates in our industry. Our valuation methodology for assessing impairment requires management to make judgments and assumptions based on historical experience and to rely heavily on projections of future operating performance. Because we operate in highly competitive environments, projections of our future operating results and cash flows may vary significantly from our actual results. No goodwill or material long-lived asset impairment charges were recorded in fiscal 2014 or the first six months of fiscal 2015.

Our financial condition and results of operations could be adversely affected if we do not effectively manage our current or future debt.

In June 2013, we entered into a $2.0 billion credit agreement. At September 30, 2014, we had $965.6 million in outstanding borrowings under such credit agreement. In December 2007, we sold $1.15 billion of principal value 2.125% junior subordinated convertible debentures. As a result of such transactions, we have a substantially greater amount of debt than we had maintained in the past. Our maintenance of substantial levels of debt could adversely affect our ability to take advantage of corporate opportunities and could adversely affect our financial condition and results of operations. We may need or desire to refinance all or a portion of our loans under our credit agreement, our debentures or any other future indebtedness and there can be no assurance that we will be able to refinance any of our indebtedness on commercially reasonable terms, if at all.

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

Item 6.	Exhibits

3.1	Amended and Restated Bylaws of Microchip Technology Incorporated (incorporated by reference to the same-numbered exhibit filed with the Company's Current Report on Form 8-K filed on August 27, 2014)

10.1
Microchip Technology Incorporated 2001 Employee Stock Purchase Plan, as amended through August 25, 2014 (incorporated by reference to the same-numbered exhibit filed with the Company's Current Report on Form 8-K filed on August 27, 2014)

10.2
Microchip Technology Incorporated 1994 International Employee Stock Purchase Plan, as amended through August 25, 2014 (incorporated by reference to the same-numbered exhibit filed with the Company's Current Report on Form 8-K filed on August 27, 2014)

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

MICROCHIP TECHNOLOGY INCORPORATED

Date:	November 10, 2014	By: /s/ J. Eric Bjornholt
J. Eric Bjornholt
Vice President and Chief Financial Officer
(Duly Authorized Officer, and
Principal Financial and Accounting Officer)