Form 10-Q
period 2014-12-31
MICROCHIP TECHNOLOGY INC
filed 2015-02-03
CIK 827054

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014.
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  (Check One)
Yes    ☐ No   ☒
Shares Outstanding of Registrant's Common Stock

Class	Outstanding at January 21, 2015
Common Stock, $0.001 par value	201,448,608 shares

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(unaudited)

Item1.	Financial Statements

ASSETS	December 31, 2014	March 31, 2014
Cash and cash equivalents	$456,339	$466,603
Short-term investments	666,119	878,182
Accounts receivable, net	242,595	242,405
Inventories	276,143	262,725
Prepaid expenses	35,111	31,756
Deferred tax assets	50,490	67,490
Assets held for sale	13,985	—
Other current assets	42,697	20,238
Total current assets	1,783,479	1,969,399
Property, plant and equipment, net	577,123	531,967
Long-term investments	1,107,224	798,712
Goodwill	565,290	276,097
Intangible assets, net	551,210	445,499
Other assets	44,591	45,956
Total assets	$4,628,917	$4,067,630
LIABILITIES AND EQUITY
Accounts payable	$76,933	$74,050
Accrued liabilities	104,389	96,731
Short-term borrowings	17,500	17,500
Deferred income on shipments to distributors	154,264	147,798
Total current liabilities	353,086	336,079
Junior convertible debentures	379,263	371,873
Long-term line of credit	644,375	300,000
Long-term borrowings, net	318,457	331,385
Long-term income tax payable	138,388	179,966
Long-term deferred tax liability	468,842	375,316
Other long-term liabilities	44,228	37,550
Stockholders' equity:
Preferred stock, $0.001 par value; authorized 5,000,000 shares; no shares issued or outstanding	—	—
Common stock, $0.001 par value; authorized 450,000,000 shares; 218,789,994 shares issued and 201,444,488 shares outstanding at December 31, 2014; 218,789,994 shares issued and 200,002,736 shares outstanding at March 31, 2014	201	200
Additional paid-in capital	1,252,902	1,244,583
Common stock held in treasury: 17,345,506 shares at December 31, 2014; 18,787,258 shares at March 31, 2014	(534,562)	(577,382)
Accumulated other comprehensive income	15,563	1,051
Retained earnings	1,522,185	1,467,009
Microchip Technology stockholders' equity	2,256,289	2,135,461
Noncontrolling interests	25,989	—
Total equity	2,282,278	2,135,461
Total liabilities and equity	$4,628,917	$4,067,630
See accompanying notes to condensed consolidated financial statements

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2014	2013	2014	2013
Net sales	$528,710	$482,372	$1,603,829	$1,437,833
Cost of sales (1)	226,751	199,652	687,897	599,676
Gross profit	301,959	282,720	915,932	838,157
Operating expenses:
Research and development (1)	88,697	76,341	261,881	227,680
Selling, general and administrative (1)	66,668	66,856	207,037	201,934
Amortization of acquired intangible assets	47,582	21,804	129,659	73,225
Special charges	1,003	801	2,082	2,491
	203,950	165,802	600,659	505,330

Operating income	98,009	116,918	315,273	332,827
(Losses) gains on equity method investments	(62)	150	(129)	(211)
Other income (expense):
Interest income	4,924	4,241	14,197	12,176
Interest expense	(14,223)	(12,545)	(41,920)	(36,755)
Other (expense) income, net	(2,457)	3,824	(3,535)	6,093
Income before income taxes	86,191	112,588	283,886	314,130
Income tax provision	1,393	7,187	17,141	30,344
Net income	84,798	105,401	266,745	283,786
Less: Net loss attributable to noncontrolling interests	1,259	—	2,862	—
Net income attributable to Microchip Technology	$86,057	$105,401	$269,607	$283,786
Basic net income per common share attributable to Microchip Technology stockholders	$0.43	$0.53	$1.34	$1.43
Diluted net income per common share attributable to Microchip Technology stockholders	$0.39	$0.48	$1.20	$1.31
Dividends declared per common share	$0.3565	$0.3545	$1.0680	$1.0620
Basic common shares outstanding	201,203	198,759	200,673	197,845
Diluted common shares outstanding	223,487	219,089	224,433	215,943
(1) Includes share-based compensation expense as follows:
Cost of sales	$2,290	$1,841	$6,985	$5,674
Research and development	7,075	6,141	20,645	18,762
Selling, general and administrative	5,454	5,737	15,783	16,939

See accompanying notes to condensed consolidated financial statements

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2014	2013	2014	2013
Net income	$84,798	$105,401	$266,745	$283,786
Less: Net loss attributable to noncontrolling interests	1,259	—	2,862	—
Net income attributable to Microchip Technology	86,057	105,401	269,607	283,786

Components of other comprehensive income (loss):
Available-for-sale securities:
Unrealized holding gains (losses), net of tax effect of $12,380, $0, $12,392 and $497, respectively	19,844	59	19,439	(8,011)
Reclassification of realized transactions, net of tax effect of $0, $0, $12 and $776, respectively	(73)	(113)	(157)	(1,503)
Change in net foreign currency translation adjustment	1,046	—	(5,188)	—
Other comprehensive income (loss), net of taxes	20,817	(54)	14,094	(9,514)
Less: Other comprehensive (income) loss attributable to noncontrolling interests	(149)	—	866	—
Other comprehensive income (loss) attributable to Microchip Technology	20,668	(54)	14,960	(9,514)

Comprehensive income	105,615	105,347	280,839	274,272
Less: Comprehensive loss attributable to noncontrolling interests	1,110	—	3,728	—
Comprehensive income attributable to Microchip Technology	$106,725	$105,347	$284,567	$274,272

See accompanying notes to condensed consolidated financial statements

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	December 31,
	2014	2013
Cash flows from operating activities:
Net income	$266,745	$283,786
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	205,112	143,704
Deferred income taxes	5,795	24,190
Share-based compensation expense related to equity incentive plans	43,413	41,375
Excess tax benefit from share-based compensation	(1,100)	—
Convertible debt derivatives - revaluation and amortization	79	(449)
Amortization of debt discount on convertible debentures	7,311	6,682
Amortization of debt issuance costs	1,632	1,416
Losses on equity method investments	129	211
Loss on write-down of fixed assets	285	—
Impairment of intangible assets	1,861	350
Amortization of premium on available-for-sale investments	7,561	8,067
Special income, net	—	(999)
Gain on shares of acquired company	—	(2,438)
Changes in operating assets and liabilities:
Decrease in accounts receivable	15,449	5,624
Decrease (increase) in inventories	28,684	(30,588)
Increase in deferred income on shipments to distributors	6,466	4,363
Decrease in accounts payable and accrued liabilities	(39,001)	(21,870)
Change in other assets and liabilities	(7,749)	9,799
Net cash provided by operating activities	542,672	473,223
Cash flows from investing activities:
Purchases of available-for-sale investments	(721,861)	(950,560)
Sales and maturities of available-for-sale investments	821,160	584,186
Acquisition of ISSC, net of cash acquired	(252,469)	—
Purchase of additional controlling interest in ISSC	(22,934)	—
Acquisition of Supertex, net of cash acquired	(375,365)	—
Other business acquisitions, net of cash acquired	—	(11,187)
Investments in other assets	(5,274)	(7,462)
Proceeds from sale of assets	—	16,200
Capital expenditures	(120,014)	(79,536)
Net cash used in investing activities	(676,757)	(448,359)
Cash flows from financing activities:
Repayments of revolving loan under previous credit facility	—	(650,000)
Repayments of revolving loan under new credit facility	(427,900)	(153,500)
Proceeds from borrowings on revolving loan under previous credit facility	—	30,000
Proceeds from borrowings on revolving loan under new credit facility	772,275	453,500
Proceeds from issuance of long-term borrowings	—	350,000
Repayments of long-term borrowings	(13,125)	—
Deferred financing costs	—	(7,515)
Payment of cash dividends	(214,431)	(210,322)
Proceeds from sale of common stock	20,829	42,517
Tax payments related to shares withheld for vested restricted stock units	(14,276)	(17,765)
Contingent consideration payment	—	(14,700)
Capital lease payments	(450)	(313)
Excess tax benefit from share-based compensation	1,100	—
Net cash provided by (used in) financing activities	124,022	(178,098)
Effect of foreign exchange rate changes on cash and cash equivalents	(201)	—
Net decrease in cash and cash equivalents	(10,264)	(153,234)
Cash and cash equivalents at beginning of period	466,603	528,334
Cash and cash equivalents at end of period	$456,339	$375,100
See accompanying notes to condensed consolidated financial statements

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Microchip Technology Incorporated and its majority-owned subsidiaries (the Company).  The Company owns 100% of the outstanding stock in all of its subsidiaries with the exception of its recent acquisition of ISSC Technologies Corporation (ISSC) as further discussed in Note 2. The noncontrolling interests in the Company's net income from ISSC have been excluded from net income attributable to the Company in the Company's condensed consolidated statements of income. All intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC).  The information furnished herein reflects all adjustments which are, in the opinion of management, of a normal recurring nature and necessary for a fair statement of the results for the interim periods reported. Certain information and footnote disclosures normally included in audited consolidated financial statements have been condensed or omitted pursuant to such SEC rules and regulations.  It is suggested that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2014.  The results of operations for the nine months ended December 31, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2015 or for any other period.

(2)	Business Acquisitions
Acquisition of ISSC
On July 17, 2014, the Company acquired an 83.5% interest in Taiwan based ISSC, a leading provider of low power Bluetooth and advanced wireless solutions for the Internet of Things (IoT) market. The total purchase price paid for the 83.5% interest was approximately $267.6 million and was financed with existing cash and investment balances. The Company's primary reason for this acquisition was to expand the Company's range of solutions, products and capabilities in the wireless and IoT areas by extending its served available market. The Company acquired the 83.5% ownership interest through a tender offer process and expects to acquire the remaining shares through a follow-on merger which is expected to close in the first quarter of fiscal 2016. As of December 31, 2014, the Company's ownership percentage in ISSC was approximately 91.1%.
The acquisition was accounted for under the acquisition method of accounting, with the Company identified as the acquirer. Since the Company's acquired ownership interest in ISSC represents a controlling interest, the operating results of ISSC have been included in the Company's condensed consolidated financial statements as of the closing date of the acquisition with the noncontrolling interest deducted to arrive at net income. The fair value of the noncontrolling interest at the acquisition date was calculated based on the expected purchase price of the remaining shares available. As the Company purchases additional shares of ISSC, the noncontrolling interest will be reduced and any gain or loss on the shares purchased will be reflected in the stockholders' equity of the Company. Under the acquisition method of accounting, the aggregate amount of consideration paid by the Company was allocated to ISSC's net tangible assets and intangible assets based on their estimated fair values as of July 17, 2014.  The excess of the purchase price over the value of the net tangible assets and intangible assets was recorded to goodwill. The factors contributing to the recognition of goodwill were based upon the Company's conclusion that there are strategic and synergistic benefits that are expected to be realized from the acquisition. The goodwill has been allocated to the Company's semiconductor products reporting segment.  None of the goodwill related to the ISSC acquisition is deductible for tax purposes.  The Company retained an independent third-party appraiser to assist management in its valuation; however, the purchase price allocation has not been finalized. This could result in adjustments to the carrying value of the assets acquired and liabilities assumed, the useful lives of intangible assets and the residual amount allocated to goodwill. The preliminary allocation of the purchase price is based on the best estimates of management and is subject to revision based on the final valuations and estimates of useful lives.

The table below represents the preliminary allocation of the purchase price, including adjustments to the purchase price allocation from the originally reported figures at September 30, 2014, to the net assets acquired based on their estimated fair values as of July 17, 2014, as well as the associated estimated useful lives of the acquired intangible assets at that date (amounts in thousands):

Assets acquired	Previously Reported September 30, 2014	Adjustments	December 31, 2014
Cash and cash equivalents	$15,120	$—	$15,120
Short-term investments	27,063	—	27,063
Accounts receivable, net	8,792	—	8,792
Inventories	19,160	(2,618)	16,542
Prepaid expenses and other current assets	2,501	—	2,501
Property, plant and equipment, net	2,637	—	2,637
Goodwill	152,243	2,156	154,399
Purchased intangible assets	147,800	—	147,800
Other assets	1,370	—	1,370
Total assets acquired	376,686	(462)	376,224

Liabilities assumed
Accounts payable	(9,860)	—	(9,860)
Other current liabilities	(16,997)	462	(16,535)
Long-term income tax payable	(4,402)	—	(4,402)
Deferred tax liability	(25,126)	—	(25,126)
Other long-term liabilities	(245)	—	(245)
Total liabilities assumed	(56,630)	462	(56,168)
Net assets acquired including noncontrolling interest	320,056	—	320,056
Less: noncontrolling interest	(52,467)	—	(52,467)
Net assets acquired	$267,589	$—	$267,589

The amount of cash paid by the Company, net of cash and short-term investments acquired from ISSC of approximately $42.2 million, was $225.4 million.

Purchased Intangible Assets	Useful Life	April 1, 2014
	(in years)	(in thousands)
Core/developed technology	10	$68,900
In-process technology	10	27,200
Customer-related	3	51,100
Backlog	1	600
		$147,800
Purchased intangible assets include core and developed technology, in-process technology, customer-related intangibles and acquisition-date backlog. The estimated fair values of the core and developed technology and in-process technology were determined based on the present value of the expected cash flows to be generated by the respective existing technology or future technology. The core and developed technology intangible assets are being amortized commensurate with the expected cash flows used in the initial determination of fair value. In-process technology is capitalized until such time the related projects are completed or abandoned at which time the capitalized amounts will begin to be amortized or written off.

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
The amount of ISSC net sales and net loss attributable to the Company included in the Company's condensed consolidated statements of income for the three months ended December 31, 2014 was approximately $8.7 million and $10.0 million, respectively. The amount of ISSC net sales and net loss attributable to the Company included in the Company's condensed consolidated statements of income for the nine months ended December 31, 2014 was approximately $25.6 million and $18.2 million, respectively. The amount of ISSC net sales in the three months ended December 31, 2014 was negatively impacted by approximately $7.1 million due to the Company changing the contractual relationships with the ISSC distribution network to a sell through revenue recognition model.
The following unaudited pro-forma consolidated results of operations for the three and nine months ended December 31, 2014 and 2013 assume the ISSC acquisition occurred as of April 1, 2013. The pro-forma results of operations are presented for informational purposes only and are not indicative of the results of operations that would have been achieved if the acquisition had taken place on April 1, 2013 or of results that may occur in the future (amounts in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2014	2013	2014	2013
Net sales	$528,710	$497,585	$1,626,183	$1,490,776
Net income attributable to Microchip Technology	86,683	97,470	265,412	260,386
Net income attributable to Microchip Technology common stockholders per share - basic	$0.43	$0.49	$1.32	$1.32
Net income attributable to Microchip Technology common stockholders per share - diluted	$0.39	$0.44	$1.18	$1.21
Acquisition of Supertex
On April 1, 2014, the Company acquired Supertex Inc., a publicly traded company based in Sunnyvale, California, for $33.00 per share and the exchange of certain share-based payment awards, for a total of $391.8 million. The Company financed the transaction using borrowings under its existing credit agreement. As a result of the acquisition, Supertex became a wholly owned subsidiary of the Company. Supertex is a leader in high voltage analog and mixed signal technologies, with a strong position in the medical, lighting and industrial control markets. The Company's primary reason for this acquisition was to expand the Company's range of solutions, products and capabilities in these areas by extending its served available market.
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

The table below represents the preliminary allocation of the purchase price, including adjustments to the purchase price allocation from the originally reported figures at June 30, 2014, to the net assets acquired based on their estimated fair values as of April 1, 2014 (amounts in thousands):

Assets acquired	Previously Reported June 30, 2014	Adjustments	December 31, 2014
Cash and cash equivalents	$14,790	$—	$14,790
Short-term investments	140,984	—	140,984
Accounts receivable, net	7,047	—	7,047
Inventories	27,630	—	27,630
Prepaid expenses	1,493	—	1,493
Deferred tax assets	3,997	—	3,997
Other current assets	16,113	—	16,113
Property, plant and equipment, net	15,679	—	15,679
Goodwill	133,713	3,465	137,178
Purchased intangible assets	89,600	—	89,600
Other assets	325	—	325
Total assets acquired	451,371	3,465	454,836

Liabilities assumed
Accounts payable	(8,481)	—	(8,481)
Accrued liabilities	(19,345)	(25)	(19,370)
Long-term income tax payable	(3,796)	—	(3,796)
Deferred tax liability	(27,972)	(3,440)	(31,412)
Total liabilities assumed	(59,594)	(3,465)	(63,059)
Net assets acquired	$391,777	$—	$391,777

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
		$89,600
Purchased intangible assets include core and developed technology, in-process technology, customer-related intangibles and acquisition-date backlog. The estimated fair values of the core and developed technology and in-process technology were determined based on the present value of the expected cash flows to be generated by the respective existing technology or future technology. The core and developed technology intangible assets are being amortized commensurate with the expected cash flows used in the initial determination of fair value. In-process technology is capitalized until such time the related projects are completed or abandoned at which time the capitalized amounts will begin to be amortized or written off.

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
The amount of Supertex net sales included in the Company's condensed consolidated statements of income for the three months ended December 31, 2014 was approximately $18.6 million. The amount of Supertex net sales included in the Company's condensed consolidated statements of income for the nine months ended December 31, 2014 was approximately $53.0 million. The operations of Supertex were fully integrated into the Company's operations as of July 1, 2014 and as such, cost of sales and operating expenses were no longer segregated in the three or nine months ended December 31, 2014.
The following unaudited pro-forma consolidated results of operations for the three and nine months ended December 31, 2014 and 2013 assume the Supertex acquisition occurred as of April 1, 2013. The pro-forma results of operations are presented for informational purposes only and are not indicative of the results of operations that would have been achieved if the acquisition had taken place on April 1, 2013 or of results that may occur in the future (amounts in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2014	2013	2014	2013
Net sales	$528,710	$499,722	$1,606,298	$1,486,661
Net income	87,392	99,741	291,288	251,976
Basic earnings per share	$0.43	$0.50	$1.45	$1.27
Diluted earnings per share	$0.39	$0.46	$1.30	$1.17

(3)	Recently Issued Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-12, Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could be Achieved after the Requisite Service Period.  The amendments in this ASU provide explicit guidance on whether a performance target contained in a share-based payment award that could be achieved after the requisite service period should be treated (i) as a performance condition that affects vesting or (ii) as a nonvesting condition that affects the grant-date fair value of the award.  The amendments require that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition rather than as a nonvesting condition.  Accordingly, such performance targets are not reflected in the estimation of the grant date fair value of the award.  Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered.  If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining service period.  The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest.  The amendments in this update are effective for annual periods beginning after December 15, 2015, and interim periods within those annual periods.  Early adoption is permitted.  The Company does not anticipate adoption of this ASU will have a material impact on its consolidated financial statements.

In July 2013, FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (ASU 2013-11) to provide guidance on the presentation of unrecognized tax benefits. ASU 2013-11 requires an entity to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows: to the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. ASU 2013-11 is effective for the Company's first quarter of fiscal 2015 with earlier adoption permitted. ASU 2013-11 should be applied prospectively with retroactive application permitted. There was no income statement impact to the Company as a result of adopting this accounting standard.

In May 2014, the FASB issued ASU 2014-09-Revenue from Contracts with Customers, which will supersede nearly all existing revenue recognition guidance under US GAAP.  The standard's core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The Company is evaluating its existing revenue recognition policies to determine whether any contracts in the scope of the guidance will be materially affected by the new requirements.  The effects may include identifying performance obligations in existing arrangements, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation.  The new standard is effective beginning with the first quarter of the Company's 2018 fiscal year.  Early adoption is not permitted.  The standard allows for either "full retrospective" adoption, meaning the standard is applied to all of the periods presented, or "modified retrospective" adoption, meaning the standard is applied only to the most current period presented in the financial statements.  The Company is currently evaluating the transition method that will be elected.

(4)	Special Charges

The Company incurred special charges related to severance, office closing and other costs associated with its acquisition activity of $1.0 million and $2.1 million for the three and nine months ended December 31, 2014, respectively, and $0.8 million and $2.5 million for the three and nine months ended December 31, 2013, respectively.

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

The following table represents net sales and gross profit for each segment for the three and nine months ended December 31, 2014 (amounts in thousands):

	Three Months Ended		Nine Months Ended
	December 31, 2014		December 31, 2014
	Net Sales	Gross Profit	Net Sales	Gross Profit
Semiconductor products	$505,763	$279,012	$1,537,861	$849,964
Technology licensing	22,947	22,947	65,968	65,968
	$528,710	$301,959	$1,603,829	$915,932

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

The Company's investments are intended to establish a high-quality portfolio that preserves principal, meets liquidity needs, avoids inappropriate concentrations, and delivers an appropriate yield in relationship to the Company's investment guidelines and market conditions.  The following is a summary of available-for-sale securities at December 31, 2014 (amounts in thousands):

	Available-for-sale Securities
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Government agency bonds	$736,615	$113	$(1,866)	$734,862
Municipal bonds	45,140	74	(32)	45,182
Auction rate securities	9,825	—	—	9,825
Time deposits (1)	8,699	—	—	8,699
Corporate bonds and debt	938,331	927	(1,397)	937,861
Marketable equity securities	3,600	33,314	—	36,914
	$1,742,210	$34,428	$(3,295)	$1,773,343

(1) Time deposits in various financial institutions with maturities greater than three months that will mature within one year.

The following is a summary of available-for-sale securities at March 31, 2014 (amounts in thousands):

	Available-for-sale Securities
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Government agency bonds	$684,451	$114	$(3,171)	$681,394
Municipal bonds	41,622	101	(14)	41,709
Auction rate securities	9,825	—	—	9,825
Corporate bonds and debt	941,524	3,247	(805)	943,966
	$1,677,422	$3,462	$(3,990)	$1,676,894

At December 31, 2014, the Company's available-for-sale securities are presented on the condensed consolidated balance sheets as short-term investments of $666.1 million and long-term investments of $1,107.2 million.  At March 31, 2014, the Company's available-for-sale securities are presented on the condensed consolidated balance sheets as short-term investments of $878.2 million and long-term investments of $798.7 million.

The Company's marketable equity securities consist of an investment in Hua Hong Semiconductor Limited (Hua Hong), which effected its initial public offering on the Hong Kong stock exchange on October 15, 2014. This investment was previously classified as a non-marketable cost-method investment, and had a carrying value of $3.6 million.

The following tables show all investments in an unrealized loss position for which an other-than-temporary impairment has not been recognized and the related gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position (amounts in thousands):

	December 31, 2014
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Government agency bonds	$568,466	$(1,561)	$64,695	$(305)	$633,161	$(1,866)
Municipal bonds	13,533	(32)	—	—	13,533	(32)
Corporate bonds and debt	460,372	(1,363)	5,988	(34)	466,360	(1,397)
	$1,042,371	$(2,956)	$70,683	$(339)	$1,113,054	$(3,295)

	March 31, 2014
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Government agency bonds	$522,159	$(3,172)	$—	$—	$522,159	$(3,172)
Municipal bonds	2,625	(13)	1,196	(1)	3,821	(14)
Corporate bonds and debt	256,717	(804)	—	—	256,717	(804)
	$781,501	$(3,989)	$1,196	$(1)	$782,697	$(3,990)

Management does not believe any of the unrealized losses represent an other-than-temporary impairment based on its evaluation of available evidence as of December 31, 2014 and the Company's intent is to hold these investments until these assets are no longer impaired, except for certain auction rate securities (ARS).  For those debt securities not scheduled to mature until after December 31, 2015, such recovery is not anticipated to occur in the next year and these investments have been classified as long-term investments.

The amortized cost and estimated fair value of the available-for-sale securities at December 31, 2014, by contractual maturity, excluding marketable equity securities of $36.9 million and corporate debt of $6.2 million, which have no contractual maturity, are shown below (amounts in thousands).  Expected maturities can differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties, and the Company views its available-for-sale securities as available for current operations.

	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale
Due in one year or less	$216,444	$258	$(9)	$216,693
Due after one year and through five years	1,428,901	835	(3,081)	1,426,655
Due after five years and through ten years	77,250	21	(205)	77,066
Due after ten years	9,825	—	—	9,825
	$1,732,420	$1,114	$(3,295)	$1,730,239

The Company had no material realized gains or losses from the sale of available-for-sale marketable equity securities or debt securities during each of the three and nine-month periods ended December 31, 2014 and 2013.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Assets measured at fair value on a recurring basis at December 31, 2014 are as follows (amounts in thousands):

	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Assets
Money market mutual funds	$51,677	$—	$—	$51,677
Marketable equity securities	36,914	—	—	36,914
Corporate bonds and debt	—	931,671	6,190	937,861
Time deposits (1)	—	8,699	—	8,699
Government agency bonds	—	734,862	—	734,862
Deposit accounts	—	404,662	—	404,662
Municipal bonds	—	45,182	—	45,182
Auction rate securities	—	—	9,825	9,825
Total assets measured at fair value	$88,591	$2,125,076	$16,015	$2,229,682

(1) Time deposits in various financial institutions with maturities greater than three months that will mature within one year.

Assets measured at fair value on a recurring basis at March 31, 2014 are as follows (amounts in thousands):

	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Assets
Money market mutual funds	$192,159	$—	$—	$192,159
Corporate bonds and debt	—	937,776	6,190	943,966
Government agency bonds	—	681,394	—	681,394
Deposit accounts	—	274,444	—	274,444
Municipal bonds	—	41,709	—	41,709
Auction rate securities	—	—	9,825	9,825
Total assets measured at fair value	$192,159	$1,935,323	$16,015	$2,143,497

There were no transfers between Level 1 and Level 2 during the three and nine-month periods ended December 31, 2014 or the year ended March 31, 2014.

At December 31, 2014 and at March 31, 2014, the Company's ARS for which recent auctions were unsuccessful are made up of securities related to the insurance industry valued at $9.8 million with a par value of $22.4 million. The Company estimated the fair value of its ARS, which are classified as Level 3 securities, based on the following: (i) the underlying structure of each security; (ii) the present value of future principal and interest payments discounted at rates considered to reflect current market conditions; (iii) consideration of the probabilities of default, auction failure, or repurchase at par for each period; and (iv) estimates of the recovery rates in the event of default for each security. The significant unobservable inputs used in the fair value measurement of the insurance sector ARS as of December 31, 2014 were estimated risk free discount rates, liquidity risk premium, and the liquidity horizon. The risk free discount rate applied to these securities was 2% to 2.5% adjusted for the liquidity risk premium which ranged from 9.1% to 29.5%. The anticipated liquidity horizon ranged from 7 to 10 years. A significant increase in the liquidity premium or discount rate, in isolation, would lead to a significantly lower fair value measurement. A significant increase in the liquidity horizon, in isolation, would lead to a significantly lower fair value measurement. Each quarter the Company investigates material changes in the fair value measurements of its ARS.
The following tables present a reconciliation for all assets and liabilities measured at fair value on a recurring basis, excluding accrued interest components, using significant unobservable inputs (Level 3) for the year ended March 31, 2014 (amounts in thousands):

Year ended March 31, 2014	Auction Rate Securities	Corporate Debt	Contingent Consideration	Total Losses
Balance at March 31, 2013	$33,791	$6,190	$(19,100)
Total gains (losses) (realized and unrealized):
Included in earnings	1,101	—	(1,370)	$(269)
Included in other comprehensive income	(332)	—	—	(332)
Purchases, sales, issuances, and settlements, net	(24,735)	—	20,470
Balance at March 31, 2014	$9,825	$6,190	$—

Gains and losses recognized in earnings using Level 3 inputs for ARS are credited or charged to Other Income (Expense) on the condensed consolidated statements of income. Gains and losses recognized in earnings using Level 3 inputs related to the revaluation of contingent consideration are credited or charged to Special Charges on the condensed consolidated statements of income.

Assets measured at fair value on a recurring basis are presented/classified on the condensed consolidated balance sheets at December 31, 2014 as follows (amounts in thousands):

	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Assets
Cash and cash equivalents	$51,677	$404,662	$—	$456,339
Short-term investments	36,914	629,205	—	666,119
Long-term investments	—	1,091,209	16,015	1,107,224
Total assets measured at fair value	$88,591	$2,125,076	$16,015	$2,229,682

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

Financial Assets Not Recorded at Fair Value on a Recurring Basis

The Company's non-marketable equity and cost-method investments are not recorded at fair value on a recurring basis.  These investments are monitored on a quarterly basis for impairment charges.  The investments will only be recorded at fair value when an impairment charge is recognized.  There were no impairment charges recognized on these investments during the three and nine-month periods ended December 31, 2014 and December 31, 2013.

(8)	Fair Value of Financial Instruments

The carrying amount of cash equivalents approximates fair value because their maturity is less than three months.  Management believes the carrying amount of the equity and cost-method investments materially approximated fair value at December 31, 2014 based upon unobservable inputs. The fair values of these investments have been determined as Level 3 fair value measurements. The fair values of the Company's line of credit and short-term and long-term borrowings are estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements and approximate carrying value. Based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities, the fair value of the Company's line of credit and long-term borrowings at December 31, 2014 approximated book value and are considered Level 2 in the fair value hierarchy described in Note 7. The carrying amount of accounts receivable, accounts payable and accrued liabilities approximates fair value due to the short-term maturity of the amounts.  The fair value of the Company's junior subordinated convertible debentures was $2.051 billion at December 31, 2014 and $2.138 billion at March 31, 2014 based on observable market prices for these debentures, which are traded in less active markets and are therefore classified as Level 2 securities. See Note 16 for more information regarding the Company's junior subordinated convertible debentures.

(9)	Accounts Receivable

Accounts receivable consists of the following (amounts in thousands):

	December 31, 2014	March 31, 2014
Trade accounts receivable	$242,437	$243,383
Other	3,069	1,940
	245,506	245,323
Less allowance for doubtful accounts	2,911	2,918
	$242,595	$242,405

(10)	Inventories

The components of inventories consist of the following (amounts in thousands):

	December 31, 2014	March 31, 2014
Raw materials	$14,301	$9,734
Work in process	190,573	179,692
Finished goods	71,269	73,299
	$276,143	$262,725

Inventories are valued at the lower of cost or market using the first-in, first-out method. Inventory impairment charges establish a new cost basis for inventory and charges are not subsequently reversed to income even if circumstances later suggest that increased carrying amounts are recoverable.

(11)	Assets Held for Sale

During the three months ended December 31, 2014, the Company began to actively market property it acquired as part of the Supertex acquisition.   The Company expects to sell the property within one year.  As of December 31, 2014, the Company classified the assets as held for sale on its condensed consolidated balance sheet at its fair value of approximately $14.3 million, net of the estimated cost to sell of approximately $0.3 million.

(12)	Property, Plant and Equipment

Property, plant and equipment consists of the following (amounts in thousands):

	December 31, 2014	March 31, 2014
Land	$55,624	$55,624
Building and building improvements	430,695	411,149
Machinery and equipment	1,549,999	1,465,255
Projects in process	75,800	68,991
	2,112,118	2,001,019
Less accumulated depreciation and amortization	1,534,995	1,469,052
	$577,123	$531,967

Depreciation expense attributed to property, plant and equipment was $24.7 million and $72.3 million for the three and nine months ended December 31, 2014, respectively, and $22.2 million and $66.7 million for the three and nine months ended December 31, 2013, respectively.

(13)	Noncontrolling Interests

The following table presents the changes in the components of noncontrolling interests for the nine months ended December 31, 2014 (amounts in thousands):

Noncontrolling Interests
Balance at March 31, 2014	$—
Additions due to acquisition of controlling interest in ISSC	52,467
Net loss attributable to noncontrolling interests	(2,862)
Other comprehensive loss attributable to noncontrolling interests	(866)
Purchase of additional interests	(23,054)
Other	304
Balance at December 31, 2014	$25,989

The following table presents the effect of changes in the Company's ownership interest in ISSC on the Company's stockholders' equity for the nine months ended December 31, 2014 (amounts in thousands):

Nine Months Ended
December 31, 2014
Net income attributable to Microchip Technology stockholders	$269,607
Increase in paid-in capital for purchase of additional interests	568
Increase in paid-in capital for converted stock options	1,094
Transfers from noncontrolling interest	1,662
Change from net income attributable to Microchip Technology stockholders and transfers from noncontrolling interest	$271,269

(14)    Intangible Assets and Goodwill

Intangible assets consist of the following (amounts in thousands):

	December 31, 2014
	Gross Amount	Accumulated Amortization	Net Amount
Developed technology	$563,272	$(185,391)	$377,881
Customer-related	263,969	(170,719)	93,250
Trademarks and trade names	15,730	(8,926)	6,804
Backlog	26,302	(25,818)	484
In-process technology	72,442	—	72,442
Distribution rights	5,585	(5,236)	349
Covenants not to compete	400	(400)	—
	$947,700	$(396,490)	$551,210

	March 31, 2014
	Gross Amount	Accumulated Amortization	Net Amount
Developed technology	$402,669	$(117,222)	$285,447
Customer-related	195,800	(109,170)	86,630
Trademarks and trade names	15,730	(7,118)	8,612
Backlog	24,610	(24,610)	—
In-process technology	64,396	—	64,396
Distribution rights	5,585	(5,171)	414
Covenants not to compete	400	(400)	—
	$709,190	$(263,691)	$445,499

The Company amortizes intangible assets over their expected useful lives, which range between 1 and 15 years.  During the nine months ended December 31, 2014, $20.7 million of in-process technology reached technological feasibility and was reclassified as developed technology and began being amortized over its estimated useful life. The following is an expected amortization schedule for the intangible assets for the remainder of fiscal 2015 through fiscal 2019, absent any future acquisitions or impairment charges (amounts in thousands):

Year ending March 31,	Projected Amortization Expense
2015	$48,377
2016	146,898
2017	91,833
2018	69,488
2019	62,732

Amortization expense attributed to intangible assets was $48.6 million and $132.8 million for the three and nine months ended December 31, 2014, respectively. Amortization expense attributed to intangible assets was $23.0 million and $77.0 million for the three and nine months ended December 31, 2013, respectively.  In the three and nine months ended December 31, 2014, approximately $0.9 million and $2.9 million was charged to cost of sales, respectively, and approximately $47.7 million and $129.9 million was charged to operating expenses, respectively.  In the three and nine months ended December 31, 2013, approximately $1.2 million and $3.7 million was charged to cost of sales, respectively, and approximately $21.8 million and $73.3 million was charged to operating expenses, respectively.  The Company recognized impairment charges of $1.3 million and $1.9 million in the three and nine months ended December 31, 2014, respectively. The Company recognized impairment charges of $0.4 million in the nine months ended December 31, 2013. The Company did not recognize any impairment charges in the three months ended December 31, 2013.

Goodwill activity for the nine months ended December 31, 2014 was as follows (amounts in thousands):

	Semiconductor Products Reporting Unit	Technology Licensing Reporting Unit
Balance at March 31, 2014	$256,897	$19,200
Additions due to the acquisition of Supertex	137,178	—
Additions due to acquisition of controlling interest in ISSC	154,399	—
Adjustments due to other acquisitions	625	—
Foreign currency translation adjustments	(3,009)	—
Balance at December 31, 2014	$546,090	$19,200

At December 31, 2014, $546.1 million of goodwill was recorded in the Company's semiconductor products reporting unit and $19.2 million was recorded in the Company's technology licensing reporting unit. At March 31, 2014, the Company applied a qualitative goodwill impairment screen to its two reporting units, concluding it was not more likely than not that goodwill was impaired. Through December 31, 2014, the Company had never recorded an impairment charge against its goodwill balance.

(15)	Income Taxes

The provision for income taxes reflects tax on foreign earnings and federal and state tax on U.S. earnings.  The Company had an effective tax rate of 6.0% for the nine-month period ended December 31, 2014 and 9.7% for the nine-month period ended December 31, 2013.  The Company's effective tax rate for nine-month period ended December 31, 2014 is lower compared to the prior year primarily due to closure of statute of limitations, certain audit settlements with taxing authorities and a change in judgment regarding certain state valuation allowances. During the three-month period ended December 31, 2014, approximately $1.9 million of prior year tax positions were released which increased each of the basic and diluted net income per common share for the three-month period ended December 31, 2014 by approximately $0.01. During the nine-month period ended December 31, 2014, approximately $9.3 million of prior year tax positions were released which increased each of the basic and diluted net income per common share for the nine-month period ended December 31, 2014 by approximately $0.04. The Company's effective tax rate is lower than statutory rates in the U.S. due primarily to its mix of earnings in foreign jurisdictions with lower tax rates.

At December 31, 2014, the Company had $222.0 million of unrecognized tax benefits.  Unrecognized tax benefits increased by $42.0 million compared to March 31, 2014 primarily as a result of unrecognized tax benefits from the Company's acquisitions of Supertex and ISSC, the ongoing accrual for uncertain tax positions and the accrual of deficiency interest on these positions. The majority of the increase in the uncertain tax position does not result in a change in the Company's effective tax rate. The Company evaluated the impact of the adoption of ASU 2013-11 on its condensed consolidated financial statements and determined that $83.6 million of unrecognized tax benefits can be presented as a reduction to deferred tax assets for net operating loss carryforward and other tax credit carryforwards. There was no income statement impact as a result of adopting this accounting standard.

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

(16)	2.125% Junior Subordinated Convertible Debentures

The Company's $1.15 billion principal amount of 2.125% junior subordinated convertible debentures due December 15, 2037, are subordinated in right of payment to any future senior debt of the Company and are effectively subordinated in right of payment to the liabilities of the Company's subsidiaries.  The debentures are convertible, subject to certain conditions, into shares of the Company's common stock at an initial conversion rate of 29.2783 shares of common stock per $1,000 principal amount of debentures, representing an initial conversion price of approximately $34.16 per share of common stock.  As of December 31, 2014, the holders of the debentures have the right to convert their debentures between January 1, 2015 and March 31, 2015 because for at least 20 trading days during the 30 consecutive trading day period ending on December 31, 2014, the Company's common stock had a last reported sale price greater than 130% of the conversion price. As of December 31, 2014, a holder could realize more economic value by selling its debentures in the over the counter market than from converting its debentures. As a result of cash dividends paid since the issuance of the debentures, the conversion rate has been adjusted to 39.5749 shares of common stock per $1,000 of principal amount of debentures, representing a conversion price of approximately $25.27 per share of common stock. The debentures include a contingent interest mechanism that begins in December 2017. The terms of the contingent interest include a 0.25% interest rate if the debentures are trading at less than $40 and 0.5% if the debentures are trading at greater than $150. Based on the current trading price of the debentures, the contingent interest rate in calendar year 2017 would be 0.5%.

As the debentures can be settled in cash upon conversion, for accounting purposes, the debentures were bifurcated into a liability component and an equity component, which are both initially recorded at fair value.  The carrying value of the equity component at December 31, 2014 and at March 31, 2014 was $822.4 million.  The estimated fair value of the liability component of the debentures at the issuance date was $327.6 million, resulting in a debt discount of $822.4 million.  The unamortized debt discount was $769.9 million at December 31, 2014 and $777.2 million at March 31, 2014.  The carrying value of the debentures was $379.3 million at December 31, 2014 and $371.9 million at March 31, 2014.  The remaining period over which the unamortized debt discount will be recognized as non-cash interest expense is 23 years.  In the three and nine months ended December 31, 2014, the Company recognized $2.5 million and $7.3 million, respectively, in non-cash interest expense related to the amortization of the debt discount.  In the three and nine months ended December 31, 2013, the Company recognized $2.3 million and $6.7 million, respectively, in non-cash interest expense related to the amortization of the debt discount.  The Company recognized $6.1 million and $18.3 million of interest expense related to the 2.125% coupon on the debentures in each of the three and nine-month periods ended December 31, 2014 and December 31, 2013, respectively.

(17)	Credit Facility

On June 27, 2013, the Company entered into a $2.0 billion credit agreement among the Company, the lenders from time to time that are parties thereto and JPMorgan Chase Bank, N.A., as administrative agent (the Credit Agreement). The Credit Agreement provides for a $350 million term loan and a $1.65 billion revolving credit facility, with a $125 million foreign currency sublimit, a $35 million letter of credit sublimit and a $25 million swingline loan sublimit, terminating on June 27, 2018 (the Maturity Date). The Credit Agreement also contains an increase option permitting the Company, subject to certain requirements, to arrange with existing lenders and/or new lenders for them to provide up to an aggregate of $300 million in additional commitments, which may be for revolving loans or term loans. Proceeds of loans made under the Credit Agreement may be used for working capital and general corporate purposes. The Credit Agreement replaced another credit agreement the Company had in place since August 2011. At December 31, 2014, $981.3 million of borrowings were outstanding under the Credit Agreement consisting of $644.4 million of a revolving line of credit and $336.9 million of a term loan, net of $1.0 million of debt discount resulting from amounts paid to the lenders.

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

Interest is due and payable in arrears quarterly for loans bearing interest at the base rate and at the end of an interest period (or at each three-month interval in the case of loans with interest periods greater than three months) in the case of loans bearing interest at the adjusted LIBOR rate. Interest expense related to the Credit Agreement was approximately $5.3 million and $15.4 million in the three and nine months ended December 31, 2014, respectively, and approximately $4.1 million and $11.5 million in the three and nine months ended December 31, 2013, respectively. Principal, together with all accrued and unpaid interest, is due and payable on the Maturity Date. The weighted average interest rate on short-term borrowings outstanding at December 31, 2014 related to the Credit Agreement was 1.67%. The Company also pays a quarterly commitment fee on the available but unused portion of its line of credit which is calculated on the average daily available balance during the period. The Company may prepay the loans and terminate the commitments, in whole or in part, at any time without premium or penalty, subject to certain conditions including minimum amounts in the case of commitment reductions and reimbursement of certain costs in the case of prepayments of LIBOR loans.

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

The Credit Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict the Company and its subsidiaries' ability to, among other things, incur subsidiary indebtedness, grant liens, merge or consolidate, dispose of assets, make investments, make acquisitions, enter into certain transactions with affiliates, pay dividends or make distributions, repurchase stock, enter into restrictive agreements and enter into sale and leaseback transactions, in each case subject to customary exceptions for a credit facility of this size and type. The Company is also required to maintain compliance with a consolidated leverage ratio and a consolidated interest coverage ratio. At December 31, 2014, the Company was in compliance with these covenants.

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

(18)	Contingencies

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

The Company's technology license agreements generally include an indemnification clause that indemnifies the licensee against liability and damages (including legal defense costs) arising from any claims of patent, copyright, trademark or trade secret infringement by the Company's proprietary technology.  The terms of these indemnification provisions approximate the terms of the outgoing technology license agreements, which are typically perpetual unless terminated by either party for breach.  The possible amount of future payments the Company could be required to make based on agreements that specify indemnification limits, if such indemnifications were required on all of these agreements, is approximately $138 million. There are some licensing agreements in place that do not specify indemnification limits.  The Company had not recorded any liabilities related to these indemnification obligations as of December 31, 2014.

(19)	Derivative Instruments

The Company has international operations and is thus subject to foreign currency rate fluctuations.  To help manage the risk of changes in foreign currency rates, the Company periodically enters into derivative contracts comprised of foreign currency forward contracts to hedge its asset and liability foreign currency exposure and a portion of its foreign currency operating expenses.  Approximately 99% of the Company's sales are U.S. dollar denominated.  To date, the exposure related to foreign exchange rate volatility has not been material to the Company's operating results.  As of December 31, 2014 and March 31, 2014, the Company had no foreign currency forward contracts outstanding. The Company recognized an immaterial amount of net realized gains and losses on foreign currency forward contracts in each of the three and nine months ended December 31, 2014 and 2013. Gains and losses from changes in the fair value of these foreign currency forward contracts are credited or charged to Other Income (Expense). The Company does not apply hedge accounting to its foreign currency derivative instruments.

(20)	Comprehensive Income

The following table presents the changes in the components of accumulated other comprehensive income (AOCI) for the nine months ended December 31, 2014 (amounts in thousands):

	Unrealized holding gains (losses) available-for-sale securities	Minimum pension liability	Foreign Currency	Total
Balance at March 31, 2014	$(528)	$140	$1,439	$1,051
Other comprehensive income (loss) before reclassifications	19,439	—	(4,322)	15,117
Amounts reclassified from accumulated other comprehensive income (loss)	(157)	—	—	(157)
Net other comprehensive income (loss)	19,282	—	(4,322)	14,960
Purchase of shares from noncontrolling interest	—	—	(448)	(448)
Balance at December 31, 2014	$18,754	$140	$(3,331)	$15,563

The table below details where reclassifications of realized transactions out of AOCI are recorded on the condensed consolidated statements of income (amounts in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
Description of AOCI Component	2014	2013	2014	2013	Related Statement of Income Line
Unrealized gains on available-for-sale securities	$73	$113	$169	$2,279	Other income
Taxes	—	—	(12)	(776)	Provision for income taxes
Reclassification of realized transactions, net of taxes	$73	$113	$157	$1,503	Net income

(21)	Share-Based Compensation

The following table presents the details of the Company's share-based compensation expense (amounts in thousands):

	Three Months Ended				Nine Months Ended
	December 31,				December 31,
	2014		2013		2014		2013
Cost of sales	$2,290	(1)	$1,841	(1)	$6,985	(1)	$5,674	(1)
Research and development	7,075		6,141		20,645		18,762
Selling, general and administrative	5,454		5,737		15,783		16,939
Pre-tax effect of share-based compensation	14,819		13,719		43,413		41,375
Income tax benefit	3,632		1,510		6,885		4,501
Net income effect of share-based compensation	$11,187		$12,209		$36,528		$36,874

(1) During the three and nine months ended December 31, 2014, $1.7 million and $5.0 million, respectively, of share-based compensation expense was capitalized to inventory and $2.3 million and $7.0 million, respectively, of previously capitalized share-based compensation expense in inventory was sold.  During the three and nine months ended December 31, 2013, $1.9 million and $5.7 million, respectively, of share-based compensation expense was capitalized to inventory and $1.8 million and $5.7 million, respectively, of previously capitalized share-based compensation expense in inventory was sold.

(22)	Net Income Per Common Share Attributable to Microchip Technology Stockholders

The following table sets forth the computation of basic and diluted net income per common share attributable to Microchip Technology stockholders (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2014	2013	2014	2013
Net income attributable to Microchip Technology	$86,057	$105,401	$269,607	$283,786
Weighted average common shares outstanding	201,203	198,759	200,673	197,845
Dilutive effect of stock options and RSUs	3,396	3,834	3,652	3,882
Dilutive effect of convertible debt	18,888	16,496	20,108	14,216
Weighted average common and potential common shares outstanding	223,487	219,089	224,433	215,943
Basic net income per common share attributable to Microchip Technology stockholders	$0.43	$0.53	$1.34	$1.43
Diluted net income per common share attributable to Microchip Technology stockholders	$0.39	$0.48	$1.20	$1.31

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

Diluted net income per common share attributable to stockholders for the three and nine months ended December 31, 2014 includes 18,888,013 shares and 20,107,818 shares, respectively, issuable upon the exchange of debentures (see Note 16).  Diluted net income per common share attributable to stockholders for the three and nine months ended December 31, 2013 includes 16,496,384 shares and 14,215,573 shares, respectively, issuable upon the exchange of debentures.  The debentures have no impact on diluted net income per common share unless the average price of the Company's common stock exceeds the conversion price because the principal amount of the debentures will be settled in cash upon conversion.  Prior to conversion, the Company will include, in the diluted net income per common share calculation, the effect of the additional shares that may be issued when the Company's common stock price exceeds the conversion price using the treasury stock method.  The weighted average conversion price per share used in calculating the dilutive effect of the convertible debt for the three and nine-month periods ended December 31, 2014 was $25.39 and $25.57, respectively. The weighted average conversion price per share used in calculating the dilutive effect of the convertible debt for the three and nine-month periods ended December 31, 2013 was $26.19 and $26.43, respectively.

Weighted average common shares exclude the effect of option shares which are not dilutive.  For each of the three and nine months ended December 31, 2014, the number of option shares that were antidilutive was 46,959. There were no antidilutive option shares for the three and nine months ended December 31, 2013.

(23)	Dividends

A quarterly cash dividend of $0.3565 per share was paid on December 5, 2014 in the aggregate amount of $71.8 million.  Through the first nine months of fiscal 2015, cash dividends of $1.068 per share have been paid in the aggregate amount of $214.4 million. A quarterly cash dividend of $0.357 per share was declared on January 29, 2015 and will be paid on March 9, 2015 to stockholders of record as of February 23, 2015. The Company expects the March 2015 payment of its quarterly cash dividend to be approximately $72.0 million.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

This report, including "Part I – Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Part II - Item 1A Risk Factors" contains certain forward-looking statements that involve risks and uncertainties, including statements regarding our strategy, financial performance and revenue sources.  We use words such as "anticipate," "believe," "plan," "expect," "future," "intend" and similar expressions to identify forward-looking statements.  Our actual results could differ materially from the results anticipated in these forward-looking statements as a result of certain factors including those set forth under "Risk Factors," beginning at page 42 and elsewhere in this Form 10-Q.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  You should not place undue reliance on these forward-looking statements.  We disclaim any obligation to update information contained in any forward-looking statement.  These forward-looking statements include, without limitation, statements regarding the following:

•	The effects that adverse global economic conditions and fluctuations in the global credit and equity markets may have on our financial condition and results of operations;

•	The effects and amount of competitive pricing pressure on our product lines;

•	Our ability to moderate future average selling price declines;

•	The effect of product mix, capacity utilization, yields, fixed cost absorption, competition and economic conditions on gross margin;

•	The amount of, and changes in, demand for our products and those of our customers;

•	Our expectation that in the future we will acquire additional businesses that we believe will complement our existing businesses;

•	Our expectation that in the future we will enter into joint development agreements or other business or strategic relationships with other companies;

•	The level of orders that will be received and shipped within a quarter;

•	Our expectation that our inventory levels will be up 3 to 8 days in the March 2015 quarter compared to the December 2014 quarter and that it will allow us to maintain competitive lead times;

•	The effect that distributor and customer inventory holding patterns will have on us;

•	Our belief that customers recognize our products and brand name and use distributors as an effective supply channel;

•	Anticipating increased customer requirements to meet voluntary criteria related to the reduction or elimination of substances in our products;

•	Our belief that deferred cost of sales are recorded at their approximate carrying value and will have low risk of material impairment;

•	Our belief that our direct sales personnel combined with our distributors provide an effective means of reaching our customer base;

•	Our ability to increase the proprietary portion of our analog and interface product lines and the effect of such an increase;

•	Our belief that our processes afford us both cost-effective designs in existing and derivative products and greater functionality in new product designs;

•	The impact of any supply disruption we may experience;

•	Our ability to effectively utilize our facilities at appropriate capacity levels and anticipated costs;

•	That we adjust capacity utilization to respond to actual and anticipated business and industry-related conditions;

•	That our existing facilities will provide sufficient capacity to respond to increases in demand with modest incremental capital expenditures;

•	That manufacturing costs will be reduced by transition to advanced process technologies;

•	Our ability to maintain manufacturing yields;

•	Continuing our investments in new and enhanced products;

•	The cost effectiveness of using our own assembly and test operations;

•	Our anticipated level of capital expenditures;

•	Continuation and amount of quarterly cash dividends;

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

We begin our Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) with a summary of Microchip's overall business strategy to give the reader an overview of the goals of our business and the overall direction of our business and products.  This is followed by a discussion of the Critical Accounting Policies and Estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results.  We then discuss our Results of Operations for the three and nine months ended December 31, 2014 compared to the three and nine months ended December 31, 2013.  We then provide an analysis of changes in our balance sheet and cash flows, and discuss our financial commitments in sections titled "Liquidity and Capital Resources," "Contractual Obligations" and "Off-Balance Sheet Arrangements."

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

See "Our operating results are impacted by both seasonality and the wide fluctuations of supply and demand in the semiconductor industry," on page 44 for discussion of the impact of seasonality on our business.

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

We sell the majority of the items in our product catalog to our distributors worldwide at a uniform list price.  However, distributors resell our products to end customers at a very broad range of individually negotiated price points.  The majority of our distributors' resales require a reduction from the original list price paid.  Often, under these circumstances, we remit back to the distributor a portion of their original purchase price after the resale transaction is completed in the form of a credit against the distributors' outstanding accounts receivable balance.  The credits are on a per unit basis and are not given to the distributor until they provide information to us regarding the sale to their end customer.  The price reductions vary significantly based on the customer, product, quantity ordered, geographic location and other factors, and discounts to a price less than our cost have historically been rare.  The effect of granting these credits establishes the net selling price to our distributors for the product and results in the net revenue recognized by us when the product is sold by the distributors to their end customers.  Thus, a portion of the "deferred income on shipments to distributors" balance represents the amount of distributors' original purchase price that will be credited back to the distributor in the future.  The wide range and variability of negotiated price concessions granted to distributors does not allow us to accurately estimate the portion of the balance in the deferred income on shipments to distributors' account that will be credited back to the distributors.  Therefore, we do not reduce deferred income on shipments to distributors or accounts receivable by anticipated future concessions; rather, price concessions are typically recorded against deferred income on shipments to distributors and accounts receivable when incurred, which is generally at the time the distributor sells the product.  At December 31, 2014, we had approximately $245.6 million of deferred revenue and $91.3 million in deferred cost of sales recognized as $154.3 million of deferred income on shipments to distributors.  At March 31, 2014, we had approximately $222.8 million of deferred revenue and $75.0 million in deferred cost of sales recognized as $147.8 million of deferred income on shipments to distributors.  The deferred income on shipments to distributors that will ultimately be recognized in our income statement will be lower than the amount reflected on the balance sheet due to additional price credits to be granted to the distributors when the product is sold to their customers.  These additional price credits historically have resulted in the deferred income approximating the overall gross margins that we recognize in the distribution channel of our business.

Distributor advances, reflected as a reduction of deferred income on shipments to distributors on our condensed consolidated balance sheets, totaled $107.5 million at December 31, 2014 and $92.8 million at March 31, 2014.  On sales to distributors, our payment terms generally require the distributor to settle amounts owed to us for an amount in excess of their ultimate cost.  The sales price to our distributors may be higher than the amount that the distributors will ultimately owe us because distributors often negotiate price reductions after purchasing the product from us and such reductions are often significant.  It is our practice to apply these negotiated price discounts to future purchases, requiring the distributor to settle receivable balances, on a current basis, generally within 30 days, for amounts originally invoiced.  This practice has an adverse impact on the working capital of our distributors.  As such, we have entered into agreements with certain distributors whereby we advance cash to the distributors to reduce the distributor's working capital requirements.  These advances are reconciled at least on a quarterly basis and are estimated based on the amount of ending inventory as reported by the distributor multiplied by a negotiated percentage.  Such advances have no impact on our revenue recognition or our condensed consolidated statements of income.  We process discounts taken by distributors against our deferred income on shipments to distributors' balance and true-up the advanced amounts generally after the end of each completed fiscal quarter.  The terms of these advances are set forth in binding legal agreements and are unsecured, bear no interest on unsettled balances and are due upon demand.  The agreements governing these advances can be canceled by us at any time.

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

Business Combinations

All of our business combinations are accounted for at fair value under the acquisition method of accounting.  Under the acquisition method of accounting, (i) acquisition-related costs, except for those costs incurred to issue debt or equity securities, will be expensed in the period incurred; (ii) non-controlling interests will be valued at fair value at the acquisition date and any subsequent purchases of additional ownership will be reflected as an equity transaction; (iii) in-process research and development will be recorded at fair value as an intangible asset at the acquisition date and amortized once the technology reaches technological feasibility; (iv) restructuring costs associated with a business combination will be expensed subsequent to the acquisition date; and (v) changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date will be recognized through income tax expense or directly in contributed capital.  The measurement of fair value of assets accrued and liabilities assumed requires significant judgment.  The valuation of intangible assets and acquired investments in privately held companies, in particular, requires that we use valuation techniques such as the income approach. The income approach includes the use of a discounted cash flow model, which includes discounted cash flow scenarios and requires the following significant estimates:  revenue, expenses, capital spending and other costs, and discount rates based on the respective risks of the cash flows.  The valuation of non-marketable equity investments acquired also takes into account variables such as conditions reflected in the capital markets, recent financing activity by the investees, the investees' capital structure and the terms of the investees' issued interests.

Share-Based Compensation

We measure fair value and recognize compensation expense for all share-based payment awards, including grants of employee stock options, RSUs, stock appreciation rights, and employee stock purchase rights, to be recognized in our financial statements based on their respective grant date fair values.  Total share-based compensation during the nine months ended December 31, 2014 was $43.4 million, of which $36.4 million was reflected in operating expenses.  Total share-based compensation reflected in cost of sales during the nine months ended December 31, 2014 was $7.0 million.  Total share-based compensation included in our inventory balance was $3.9 million at December 31, 2014.

Determining the appropriate fair-value model and calculating the fair value of share-based awards at the date of grant requires judgment.  The fair value of our RSUs is based on the fair market value of our common stock on the date of grant discounted for expected future dividends.  We use the Black-Scholes option pricing model to estimate the fair value of employee stock options and rights to purchase shares under our employee stock purchase plans.  Option pricing models, including the Black-Scholes model, also require the use of input assumptions, including expected volatility, expected life, expected dividend rate, and expected risk-free rate of return.  We use a blend of historical and implied volatility based on options freely traded in the open market as we believe this is more reflective of market conditions and a better indicator of expected volatility than using purely historical volatility.  The expected life of the awards is based on historical and other economic data trended into the future.  The risk-free interest rate assumption is based on observed interest rates appropriate for the terms of our awards.  The dividend yield assumption is based on our history and expectation of future dividend payouts.  We estimate the number of share-based awards which will be forfeited due to employee turnover.  Quarterly changes in the estimated forfeiture rate can have a significant effect on reported share-based compensation, as the impact on prior period amortization for all unvested awards is recognized in the period the forfeiture estimate is changed.  If the actual forfeiture rate is higher or lower than the estimated forfeiture rate, then an adjustment is made to increase or decrease the estimated forfeiture rate, which will result in a decrease or increase to the expense recognized in our financial statements.  If forfeiture adjustments are made, they would affect our gross margin, research and development expenses, and selling, general and administrative expenses.  The effect of forfeiture adjustments in the third quarter of fiscal 2015 was immaterial.

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

In periods where our production levels are below our normal operating capacity, the reduced production levels of our manufacturing facilities are charged directly to cost of sales.  Approximately $0.8 million was charged to cost of sales in the nine-month period ended December 31, 2014 compared to approximately $1.8 million and $17.2 million in the three and nine-month periods ended December 31, 2013, respectively. The was no charge to cost of sales for reduced production levels in the three-month period ended December 31, 2014.

Income Taxes

As part of the process of preparing our condensed consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate.  This process involves estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes.  These differences result in deferred tax assets and liabilities, which are included within our condensed consolidated balance sheets.  We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income within the relevant jurisdiction and to the extent we believe that recovery is not likely, we must establish a valuation allowance.  We have provided valuation allowances for certain of our deferred tax assets, including state net operating loss carryforwards, foreign tax credits and state tax credits, where it is more likely than not that some portion, or all of such assets, will not be realized. At December 31, 2014, the valuation allowances totaled $72.5 million. Should we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.  At December 31, 2014, our deferred tax asset, net of valuation allowances, was $50.5 million.

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

Junior Subordinated Convertible Debentures

We separately account for the liability and equity components of our junior subordinated convertible debentures in a manner that reflects our nonconvertible debt (unsecured debt) borrowing rate when interest cost is recognized.  This results in a bifurcation of a component of the debt, classification of that component in equity and the accretion of the resulting discount on the debt to be recognized as part of interest expense in our condensed consolidated statements of income.  Additionally, we include the dilutive effect of the shares of our common stock issuable upon conversion of the outstanding junior subordinated convertible debentures in our diluted income per share calculation regardless of whether the market price trigger or other contingent conversion feature has been met.  We apply the treasury stock method as we have the intent and have adopted an accounting policy to settle the principal amount of the junior subordinated convertible debentures in cash.  This method results in incremental dilutive shares when the average fair value of our common stock for a reporting period exceeds the conversion price per share which was $25.27 at December 31, 2014 and adjusts as dividends are recorded in the future.

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

Results of Operations

The following table sets forth certain operational data as a percentage of net sales for the periods indicated:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2014	2013	2014	2013
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	42.9	41.4	42.9	41.7
Gross profit	57.1	58.6	57.1	58.3
Research and development	16.8	15.8	16.3	15.8
Selling, general and administrative	12.6	13.9	12.9	14.1
Amortization of acquired intangible assets	9.0	4.5	8.1	5.1
Special charges	0.2	0.2	0.1	0.2
Operating income	18.5%	24.2%	19.7%	23.1%

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

Our net sales for the quarter ended December 31, 2014 were $528.7 million, a decrease of 3.2% from the previous quarter's sales of $546.2 million, and an increase of 9.6% from net sales of $482.4 million in the quarter ended December 31, 2013. Our net sales for the nine months ended December 31, 2014 were $1,603.8 million, an increase of 11.5% from net sales of $1,437.8 million in the nine months ended December 31, 2013. The decrease in net sales in the quarter ended December 31, 2014 over the previous quarter was due primarily to weaker general economic and semiconductor industry conditions. The increases in net sales in the three and nine months ended December 31, 2014 compared to the three and nine months ended December 31, 2013 were due primarily to our acquisitions of ISSC and Supertex, market share gains and improved general economic and semiconductor industry conditions. Average selling prices for our semiconductor products were up approximately 1% and 2% for the three and nine-month periods ended December 31, 2014 over the corresponding periods of the previous fiscal year. The number of units of our semiconductor products sold was up approximately 9% and 12% for the three and nine-month periods ended December 31, 2014 over the corresponding periods of the previous fiscal year. The average selling prices and the unit volumes of our sales are impacted by the mix of our products sold and overall semiconductor market conditions.  Key factors related to the amount of net sales during the three and nine-month periods ended December 31, 2014 compared to the three and nine-month periods ended December 31, 2013 include:

•	our acquisition of a controlling interest in ISSC on July 17, 2014;

•	our acquisition of Supertex on April 1, 2014;

•	global economic conditions in the markets we serve;

•	semiconductor industry conditions;

•	our new product offerings that have increased our served available market;

•	customers' increasing needs for the flexibility offered by our programmable solutions;

•	inventory holding patterns of our customers;

•	increasing semiconductor content in our customers' products; and

•	continued market share gains in the segments of the markets we address.

Sales by product line for the three and nine months ended December 31, 2014 and 2013 were as follows (dollars in thousands):

	Three Months Ended				Nine Months Ended
	December 31,				December 31,
	(unaudited)				(unaudited)
	2014	%	2013	%	2014	%	2013	%
Microcontrollers	$338,392	64.0	$313,305	65.0	$1,043,946	65.1	$934,614	65.0
Analog, interface and mixed signal products	125,542	23.8	108,925	22.6	373,483	23.3	320,600	22.3
Memory products	33,175	6.3	32,503	6.7	99,062	6.2	101,482	7.0
Technology licensing	22,947	4.3	24,074	5.0	65,968	4.1	71,418	5.0
Other	8,654	1.6	3,565	0.7	21,370	1.3	9,719	0.7
Total sales	$528,710	100.0%	$482,372	100.0%	$1,603,829	100.0%	$1,437,833	100.0%

Microcontrollers

Our microcontroller product line represents the largest component of our total net sales.  Microcontrollers and associated application development systems accounted for approximately 64.0% of our total net sales for the three-month period ended December 31, 2014 and approximately 65.1% of our total net sales in the nine-month period ended December 31, 2014 compared to approximately 65.0% of our total net sales for each of the three and nine-month periods ended December 31, 2013.

Net sales of our microcontroller products increased approximately 8.0% in the three-month period ended December 31, 2014 and approximately 11.7% in the nine-month period ended December 31, 2014 compared to the three and nine-month periods ended December 31, 2013. These sales increases were driven primarily by our acquisition of ISSC, market share gains and improved general economic and semiconductor industry conditions in the end markets we serve including the consumer, automotive, industrial control, communications and computing markets.

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

Analog, Interface and Mixed Signal Products

Sales of our analog, interface and mixed signal products accounted for approximately 23.8% of our total net sales for the three-month period ended December 31, 2014 and approximately 23.3% of our total net sales for the nine-month period ended December 31, 2014 compared to approximately 22.6% of our total net sales for the three-month period ended December 31, 2013 and approximately 22.3% of our total net sales for the nine-month period ended December 31, 2013.

Net sales of our analog, interface and mixed signal products increased approximately 15.3% in the three-month period ended December 31, 2014 and approximately 16.5% in the nine-month period ended December 31, 2014 compared to the three and nine-month periods ended December 31, 2013. These sales increases were driven primarily by our acquisition of Supertex in the first quarter of fiscal 2015, improved general economic and semiconductor industry conditions and market share gains achieved within the analog, interface and mixed signal market.

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

Memory Products

Sales of our memory products accounted for approximately 6.3% of our total net sales for the three-month period ended December 31, 2014 and approximately 6.2% of our total net sales in the nine-month period ended December 31, 2014 compared to approximately 6.7% of our total net sales for the three-month period ended December 31, 2013 and approximately 7.0% of our total net sales for the nine-month period ended December 31, 2013.

Net sales of our memory products increased approximately 2.1% in the three-month period ended December 31, 2014 and decreased approximately 2.4% in the nine-month period ended December 31, 2014 compared to the three and nine-month periods ended December 31, 2013. The changes in net sales of our memory products over these periods were driven primarily by customer demand conditions within the Serial EEPROM and Flash memory markets.

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

Technology Licensing

Technology licensing revenue includes a combination of royalties associated with licenses for the use of our SuperFlash and other technologies and fees for engineering services.  Technology licensing accounted for approximately 4.3% of our total net sales for the three-month period ended December 31, 2014 and approximately 4.1% of our total net sales in the nine-month period ended December 31, 2014 compared to approximately 5.0% of our total net sales for each of the three and nine-month periods ended December 31, 2013.

Net sales related to our technology licensing decreased approximately 4.7% in the three-month period ended December 31, 2014 and approximately 7.6% in the nine-month period ended December 31, 2014 compared to the three and nine-month periods ended December 31, 2013. Revenue from technology licensing can fluctuate over time based on the production activities of our licensees as well as general economic and semiconductor industry conditions.

Other

Revenue from wafer foundry and assembly and test subcontracting services accounted for approximately 1.6% of our total net sales for the three-month period ended December 31, 2014 and approximately 1.3% of our total net sales for the nine-month period ended December 31, 2014 compared to approximately 0.7% of our total net sales for each of the three and nine-month periods ended December 31, 2013.

Distribution

Distributors accounted for approximately 51.0% of our net sales in the three-month period ended December 31, 2014 and approximately 53.6% of our net sales in the three-month period ended December 31, 2013.  Distributors accounted for approximately 51.7% of our net sales in the nine-month period ended December 31, 2014 and approximately 53.6% of our net sales in the nine-month period ended December 31, 2013. Our distributors focus primarily on servicing the product requirements of a broad base of diverse customers.  We believe that distributors provide an effective means of reaching this broad and diverse customer base.  We believe that customers recognize Microchip for its products and brand name and use distributors as an effective supply channel.

Generally, we do not have long-term agreements with our distributors and we, or our distributors, may terminate our relationships with each other with little or no advance notice.  The loss of, or the disruption in the operations of, one or more of our distributors could reduce our future net sales in a given quarter and could result in an increase in inventory returns.

At December 31, 2014, our distributors maintained 36 days of inventory of our products compared to 33 days at March 31, 2014.  Over the past five fiscal years, the days of inventory maintained by our distributors have fluctuated between 27 days and 47 days.  We do not believe that inventory holding patterns at our distributors will materially impact our net sales, due to the fact that we recognize revenue based on sell-through for all our distributors.

Sales by Geography

Sales by geography for the three and nine months ended December 31, 2014 and 2013 were as follows (dollars in thousands):

	Three Months Ended				Nine Months Ended
	December 31,				December 31,
	(unaudited)				(unaudited)
	2014	%	2013	%	2014	%	2013	%
Americas	$104,889	19.8	$90,698	18.8	$315,701	19.7	$272,811	19.0
Europe	105,954	20.1	95,423	19.8	326,156	20.3	295,584	20.5
Asia	317,867	60.1	296,251	61.4	961,972	60.0	869,438	60.5
Total sales	$528,710	100.0%	$482,372	100.0%	$1,603,829	100.0%	$1,437,833	100.0%

Americas sales include sales to customers in the U.S., Canada, Central America and South America. Sales to foreign customers accounted for approximately 84% of our total net sales in each of the three and nine-month periods ended December 31, 2014 and December 31, 2013. Substantially all of our foreign sales are U.S. dollar denominated.  Sales to customers in Asia have generally increased over time due to many of our customers transitioning their manufacturing operations to Asia and growth in demand from the emerging Asian market.  Our sales force in the Americas and Europe supports a significant portion of the design activity for products which are ultimately shipped to Asia.

Gross Profit

Our gross profit was $302.0 million in the three-month period ended December 31, 2014 and $282.7 million in the three-month period ended December 31, 2013.  Our gross profit was $915.9 million in the nine-month period ended December 31, 2014 and $838.2 million in the nine-month period ended December 31, 2013. Gross profit as a percentage of sales was 57.1% in the three-month period ended December 31, 2014 and 58.6% in the three-month period ended December 31, 2013. Gross profit as a percentage of sales was 57.1% in the nine-month period ended December 31, 2014 and 58.3% in the nine-month period ended December 31, 2013.

The most significant factors affecting our gross profit percentage in the periods covered by this Form 10-Q were:

•
charges of approximately $4.2 million and $24.4 million in the three and nine-month periods ended December 31, 2014, respectively, related to the recognition of acquired inventory at fair value as a result of our recent acquisitions which increased the value of our acquired inventory and reduced our gross margins;

•
production levels being below the range of normal capacity levels in the three and nine-month periods ended December 31, 2013, resulting in excess capacity charges of approximately $1.8 million and $17.2 million in such periods;

•
for the three and nine-month periods ended December 31, 2014 and the three-month period ended December 31, 2013, inventory write-downs being higher than the gross margin impact of sales of inventory that was previously written down;

•	for the nine-month period ended December 31, 2013, inventory write-downs being lower than the gross margin impact of sales of inventory that was previously written down; and

•	fluctuations in our product mix of microcontrollers, analog, interface and mixed signal products, memory products and technology licensing.

Other factors that impacted our gross profit percentage in the periods covered by this Form 10-Q include:

•	continual cost reductions in wafer fabrication and assembly and test manufacturing, such as new manufacturing technologies and more efficient manufacturing techniques; and

•	lower depreciation as a percentage of cost of sales.

We adjust our wafer fabrication and assembly and test capacity utilization as required to respond to actual and anticipated business and industry-related conditions. During the three-month period ended December 31, 2014 we operated at normal capacity levels, which we typically consider to be 90% to 95% of the actual capacity of our installed equipment, in our wafer fabrication facilities. During the nine-month period ended December 31, 2014 and three and nine-month periods ended December 31, 2013, we operated at below normal capacity levels in our wafer fabrication facilities in response to uncertain global economic conditions and our inventory position. When production levels are below normal capacity, we charge cost of sales for the unabsorbed capacity. Unabsorbed capacity charges related to our wafer fabs were approximately $0.8 million during the nine-month period ended December 31, 2014 compared to approximately $1.8 million and $17.2 million during the three and nine-month periods ended December 31, 2013, respectively. We operated at normal capacity levels in our Thailand assembly and test facilities during each of the three and nine-month periods ended December 31, 2014 and 2013.

The process technologies utilized in our wafer fabs impact our gross margins.  Fab 2 currently utilizes various manufacturing process technologies, but predominantly utilizes our 0.5 to 1.0 micron processes.  Fab 4 predominantly utilizes our 0.22 to 0.5 micron processes.  We continue to transition products to more advanced process technologies to reduce future manufacturing costs.  With the exception of a small amount of wafers being produced on 6-inch wafers in the San Jose fab we acquired in the Supertex acquisition, all of our production has been on 8-inch wafers during the periods covered by this Form 10-Q. During the next six months, we plan to shut down the San Jose fab and transfer its wafer production to Fab 2.

Our overall inventory levels were $276.1 million at December 31, 2014, compared to $262.7 million at March 31, 2014.  We maintained 111 days of inventory on our balance sheet at December 31, 2014 compared to 118 days of inventory at March 31, 2014.  We expect our inventory levels in the March 2015 quarter to be up 3 to 8 days over those levels at December 31, 2014. We believe our existing level of inventory will allow us to maintain competitive lead times and provide strong delivery performance to our customers.

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

During the three months ended December 31, 2014, approximately 57% of our assembly requirements were performed in our Thailand facilities compared to approximately 49% during the three months ended December 31, 2013.  The percentage of our assembly work that is performed internally fluctuates over time based on supply and demand conditions in the semiconductor industry, our internal capacity capabilities and our acquisition activities.  Third-party contractors located in Asia perform the balance of our assembly operations.  During the three months ended December 31, 2014, approximately 88% of our test requirements were performed in our Thailand facilities compared to approximately 86% in the three months ended December 31, 2013. We believe that the assembly and test operations performed at our Thailand facility provide us with significant cost savings compared to contractor assembly and test costs, as well as increased control over these portions of the manufacturing process. As a result of our acquisition of Supertex, we acquired a test facility in Hong Kong which we plan to shut down during the March 2015 quarter.

We rely on outside wafer foundries for a significant portion of our wafer fabrication requirements. In each of the three and nine months ended December 31, 2014, approximately 40% of our total net sales came from products that were produced at outside wafer foundries. In each of the three and nine months ended December 31, 2013, approximately 38% of our total net sales came from products that were produced at outside wafer foundries.

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

Research and Development (R&D)

R&D expenses for the three months ended December 31, 2014 were $88.7 million, or 16.8% of net sales, compared to $76.3 million, or 15.8% of net sales, for the three months ended December 31, 2013.  R&D expenses for the nine months ended December 31, 2014 were $261.9 million, or 16.3% of net sales, compared to $227.7 million, or 15.8% of net sales, for the nine months ended December 31, 2013. We are committed to investing in new and enhanced products, including development systems software, and in our design and manufacturing process technologies.  We believe these investments are significant factors in maintaining our competitive position.  R&D costs are expensed as incurred.  Assets purchased to support our ongoing research and development activities are capitalized when related to products which have achieved technological feasibility or that have alternative future uses and are amortized over their expected useful lives.  R&D expenses include labor, depreciation, masks, prototype wafers, and expenses for the development of process technologies, new packages, and software to support new products and design environments.

R&D expenses increased $12.4 million, or 16.2%, for the three months ended December 31, 2014 over the same period last year.  R&D expenses increased $34.2 million, or 15.0%, for the nine months ended December 31, 2014 over the same period last year. The primary reasons for the increases in R&D costs over these periods were additional costs from our acquisitions of Supertex and ISSC as well as higher headcount costs.

R&D expenses fluctuate over time, primarily due to revenue and operating expense investment levels.

Selling, General and Administrative

Selling, general and administrative expenses for the three months ended December 31, 2014 were $66.7 million, or 12.6% of net sales, compared to $66.9 million, or 13.9% of net sales, for the three months ended December 31, 2013.  Selling, general and administrative expenses for the nine months ended December 31, 2014 were $207.0 million, or 12.9% of net sales, compared to $201.9 million, or 14.0% of net sales, for the nine months ended December 31, 2013. Selling, general and administrative expenses include salary expenses related to field sales, marketing and administrative personnel, advertising and promotional expenditures and legal expenses.  Selling, general and administrative expenses also include costs related to our direct sales force and field applications engineers who work in sales offices worldwide to stimulate demand by assisting customers in the selection and use of our products.

Selling, general and administrative expenses decreased $0.2 million, or 0.3%, for the three months ended December 31, 2014 over the same period last year.  Selling, general and administrative expenses increased $5.1 million, or 2.5%, for the nine months ended December 31, 2014 over the same period last year.  The primary reasons for the dollar increase in selling, general and administrative costs in the nine months ended December 31, 2014 over the same period last year were additional costs from our acquisitions of Supertex and ISSC partially offset by lower legal expenses.

Selling, general and administrative expenses fluctuate over time, primarily due to revenue and operating expense investment levels.

Amortization of Acquired Intangible Assets

Amortization of acquired intangible assets for the three and nine months ended December 31, 2014 was $47.6 million and $129.7 million, respectively. Amortization of acquired intangible assets for three and the nine months ended December 31, 2013 was $21.8 million and $73.2 million, respectively. The primary reasons for the increases in acquired intangible asset amortization for the three and nine months ended December 31, 2014 compared to the same periods last year were our acquisitions of Supertex and ISSC as well as increased amortization from our customer-related intangible assets acquired from our acquisition of Standard Microsystems Corporation.

Special Charges

We incurred special charges related to severance, office closing and other costs associated with our acquisition activity of $1.0 million and $2.1 million for the three and nine months ended December 31, 2014, respectively, and $0.8 million and $2.5 million for the three and nine months ended December 31, 2013, respectively.

Other Income (Expense)

Interest income in the three and nine months ended December 31, 2014 was $4.9 million and $14.2 million, respectively. Interest income in the three and nine months ended December 31, 2013 was $4.2 million and $12.2 million, respectively.

Interest expense in the three and nine months ended December 31, 2014 was $14.2 million and $41.9 million, respectively. Interest expense in the three and nine months ended December 31, 2013 was $12.5 million and $36.8 million, respectively.  The primary reason for the increases in interest expense in the three and nine months ended December 31, 2014 compared to the same periods last year relates to increased borrowings under our credit facility to finance our acquisition of Supertex.

Other expense, net in the three and nine months ended December 31, 2014 was $2.5 million and $3.5 million, respectively. Other income, net in the three and nine months ended December 31, 2013 was $3.8 million and $6.1 million, respectively. The changes in other income (expense), net in the three months ended December 31, 2014 compared to the same period last year primarily relates to fluctuations on our foreign currency derivatives compared to a gain of $2.4 million recognized on a strategic investment in a company in which we previously owned an 18.3% interest and which we acquired in the three months ended December 31, 2013. The changes in other income (expense), net in the nine months ended December 31, 2014 compared to the same period last year primarily relates to fluctuations on our foreign currency derivatives compared to prior year gains of $2.3 million from the sale of marketable equity and debt securities and the aforementioned gain of $2.4 million recognized on a strategic investment in a company we acquired.

Provision for Income Taxes

Our provision for income taxes reflects tax on foreign earnings and federal and state tax on U.S. earnings.  We had an effective tax rate from continuing operations of 6.0% for the nine-month period ended December 31, 2014 and 9.7% for the nine-month period ended December 31, 2013.  Our effective tax rate is lower than statutory rates in the U.S. due primarily to our mix of earnings in foreign jurisdictions with lower tax rates.

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

Liquidity and Capital Resources

We had $2,229.7 million in cash, cash equivalents and short-term and long-term investments at December 31, 2014, an increase of $86.2 million from the March 31, 2014 balance.  The increase in cash, cash equivalents and short-term and long-term investments over this time period is primarily attributable to cash generated by operating activities, offset in part by cash paid for our ISSC acquisition of $252.5 million and dividend payments of $214.4 million. Also contributing to the increase was an additional $36.9 million of marketable equity securities related to our investment in Hua Hong, which went public on October 15, 2014 and which was previously recorded at its cost basis of $3.6 million within other assets as a cost-method investment (see Note 6 of the notes to condensed consolidated financial statements for more information regarding this investment).

Net cash provided from operating activities was $542.7 million in the nine months ended December 31, 2014 compared to $473.2 million in the nine months ended December 31, 2013.  The increase in net cash provided from operating activities was primarily due to higher net sales in the nine months ended December 31, 2014 compared to the nine months ended December 31, 2013, and an increase in cash related to changes in our operating assets and liabilities.

During the nine months ended December 31, 2014, net cash used in investing activities was $676.8 million compared to net cash used in investing activities of $448.4 million in the nine months ended December 31, 2013.  The increase in net cash used in investing activities was due primarily to $252.5 million of cash consideration, net of $15.1 million of cash and cash equivalents acquired, used to finance our acquisition of ISSC in July 2014 and $375.4 million of cash consideration, net of $14.8 million of cash and cash equivalents acquired, used to finance our acquisition of Supertex in April 2014, offset in part by an increase in cash from our purchases, sales and maturities of available-for-sale investments in the nine months ended December 31, 2014 compared to the same period last year.

Our level of capital expenditures varies from time to time as a result of actual and anticipated business conditions. Capital expenditures in the nine months ended December 31, 2014 were $120.0 million compared to $79.5 million in the nine months ended December 31, 2013.  Capital expenditures were primarily for the expansion of production capacity and the addition of research and development equipment.  We currently intend to spend approximately $150 million during the next twelve months to invest in equipment and facilities to maintain, and selectively increase capacity to meet our currently anticipated needs.

We expect to finance our capital expenditures through our existing cash balances and cash flows from operations.  We believe that the capital expenditures anticipated to be incurred over the next twelve months will provide sufficient manufacturing capacity to meet our currently anticipated needs.

Net cash provided by financing activities was $124.0 million in the nine months ended December 31, 2014 compared to net cash used in financing activities of $178.1 million in the nine months ended December 31, 2013.  We made payments on our borrowings under our credit agreements of $441.0 million and $803.5 million during the nine months ended December 31, 2014 and 2013, respectively. Cash received on borrowings under our credit agreements totaled $772.3 million and $833.5 million during the nine months ended December 31, 2014 and 2013, respectively. We paid cash dividends to our stockholders of $214.4 million in the nine months ended December 31, 2014 and $210.3 million in the nine months ended December 31, 2013. Proceeds from the exercise of stock options and employee purchases under our employee stock purchase plans were $20.8 million in the nine months ended December 31, 2014 and $42.5 million in the nine months ended December 31, 2013.

On June 27, 2013, we entered into a $2.0 billion credit agreement with certain lenders.  The credit agreement provides for a $350.0 million term loan and a $1.65 billion revolving credit facility, with a $125 million foreign currency sublimit, a $35 million letter of credit sublimit and a $25 million swingline loan sublimit, terminating on June 27, 2018. The credit agreement also contains an increase option permitting us, subject to certain requirements, to arrange with existing lenders and/or new lenders for them to provide up to an aggregate of $300 million in additional commitments, which may be for revolving loans or term loans. Proceeds of loans made under the credit agreement may be used for working capital and general corporate purposes. The new credit agreement replaced another credit agreement we had in place since August 2011. At December 31, 2014, $981.3 million of borrowings were outstanding under the credit agreement consisting of $644.4 million of a revolving line of credit and $336.9 million of a term loan, net of $1.0 million of debt discount resulting from amounts paid to the lenders.  See Note 17 of the notes to condensed consolidated financial statements for more information regarding our credit agreement.

Our total cash, cash equivalents, short-term investments and long-term investments held by our foreign subsidiaries was $2,216.8 million at December 31, 2014 and $2,085.7 million at March 31, 2014. Under current tax laws and regulations, if accumulated earnings and profits held by our foreign subsidiaries that U.S. taxes had not previously been provided for were to be distributed to the U.S., in the form of dividends or otherwise, we would be subject to additional U.S. income taxes and foreign withholding taxes. Our balance of cash, cash equivalents, short-term investments and long-term investments available for our U.S. operations as of December 31, 2014 and March 31, 2014 was approximately $12.9 million and $57.8 million, respectively. We utilize a variety of tax planning and financing strategies (including borrowings under our credit agreement) with the objective of having our worldwide cash available in the locations in which it is needed. We consider our offshore earnings to be permanently reinvested offshore. However, we could determine to repatriate some of our offshore earnings in future periods to fund stockholder dividends, share repurchases, acquisitions or other corporate activities.  We expect that a significant portion of our future cash generation will be in our foreign subsidiaries.

We enter into derivative transactions from time to time in an attempt to reduce our exposure to currency rate fluctuations.  Although none of the countries in which we conduct significant foreign operations has had a highly inflationary economy in the last five years, there is no assurance that inflation rates or fluctuations in foreign currency rates in countries where we conduct operations will not adversely affect our operating results in the future.  At December 31, 2014, we had no foreign currency forward contracts outstanding.

On December 11, 2007, we announced that our Board of Directors had authorized the repurchase of up to 10.0 million shares of our common stock in the open market or in privately negotiated transactions.  As of December 31, 2014, we had repurchased 7.5 million shares under this 10.0 million share authorization for a total of $234.7 million.  There is no expiration date associated with this program.  The timing and amount of future repurchases will depend upon market conditions, interest rates, and corporate considerations.

As of December 31, 2014, we held approximately 17.3 million shares as treasury shares.

On October 28, 2002, we announced that our Board of Directors had approved and instituted a quarterly cash dividend on our common stock.  A quarterly dividend of $0.3565 per share was paid on December 5, 2015 in the aggregate amount of $71.8 million. A quarterly dividend of $0.357 per share was declared on January 29, 2015 and will be paid on March 9, 2015 to stockholders of record as of February 23, 2015. We expect the aggregate March 2015 cash dividend to be approximately $72.0 million. Our Board is free to change our dividend practices at any time and to increase or decrease the dividend paid, or not to pay a dividend on our common stock on the basis of our results of operations, financial condition, cash requirements and future prospects, and other factors deemed relevant by our Board.  Our current intent is to provide for ongoing quarterly cash dividends depending upon market conditions, our results of operations, and potential changes in tax laws.

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

Off-Balance Sheet Arrangements

As of December 31, 2014, we are not involved in any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Our investments are intended to establish a high-quality portfolio that preserves principal, meets liquidity needs, avoids inappropriate concentrations, and delivers an appropriate yield in relationship to our investment guidelines and market conditions.  Our investment portfolio, consisting of fixed income securities, money market funds, cash deposits, and marketable securities that we hold on an available-for-sale basis, was $2,229.7 million as of December 31, 2014 compared to $2,143.5 million as of March 31, 2014. The available-for-sale debt securities, like all fixed income instruments, are subject to interest rate risk and will decline in value if market interest rates increase.  We have the ability to hold our fixed income investments until maturity and, therefore, we would not expect to recognize any material adverse impact in income or cash flows if market interest rates increase. The following table provides information about our available-for-sale securities that are sensitive to changes in interest rates. We have aggregated our available-for-sale securities for presentation purposes since they are all very similar in nature. The amounts for fiscal 2015 refer to the remaining three months of the current fiscal year (dollars in thousands):

	Financial instruments maturing during the fiscal year ended March 31,
	2015	2016	2017	2018	2019	Thereafter
Available-for-sale securities	$116,353	$248,395	$669,491	$523,747	$29,905	$142,346
Weighted-average yield rate	1.39%	0.95%	1.02%	1.17%	1.62%	1.35%

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

Changes in Internal Control over Financial Reporting

During the three months ended December 31, 2014, there was no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our operating results are affected by a wide variety of factors that could reduce our net sales and profitability, many of which are beyond our control. Some of the factors that may affect our operating results include:

•	general economic, industry or political conditions in the U.S. or internationally;

•	changes in demand or market acceptance of our products and products of our customers, and market fluctuations in the industries into which such products are sold;

•	changes in utilization of our manufacturing capacity and fluctuations in manufacturing yields;

•	changes or fluctuations in customer order patterns and seasonality;

•	our ability to secure sufficient wafer foundry, assembly and testing capacity;

•	our ability to ramp our factory capacity to meet customer demand;

•	the mix of inventory we hold and our ability to satisfy orders from our inventory;

•	levels of inventories held by our customers;

•	risk of excess and obsolete inventories;

•	our ability to realize the expected benefits of our acquisitions;

•	changes in tax regulations and policies in the U.S. and other countries in which we do business;

•	competitive developments, including pricing pressures;

•	unauthorized copying of our products resulting in pricing pressure and loss of sales;

•	availability of raw materials and equipment;

•	the level of orders that are received and can be shipped in a quarter;

•	the level of sell-through of our products through distribution;

•	fluctuations in our mix of product sales;

•	announcements of significant acquisitions by us or our competitors;

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

We believe that period-to-period comparisons of our operating results are not necessarily meaningful and that you should not rely upon any such comparisons as indications of our future performance. In future periods, our operating results may fall below our public guidance or the expectations of public market analysts and investors, which would likely have a negative effect on the price of our common stock. Adverse global economic conditions, the subsequent economic recovery and uncertainty surrounding the strength and duration of such recovery have caused our operating results to fluctuate significantly and make comparability between periods less meaningful.
Our operating results will suffer if we ineffectively utilize our manufacturing capacity or fail to maintain manufacturing yields.

The manufacture and assembly of integrated circuits, particularly non-volatile, erasable CMOS memory and logic devices such as those that we produce, are complex processes. These processes are sensitive to a wide variety of factors, including the level of contaminants in the manufacturing environment, impurities in the materials used, the performance of our wafer fabrication and assembly and test personnel and equipment, and other quality issues. As is typical in the semiconductor industry, we have from time to time experienced lower than anticipated manufacturing yields. Our operating results will suffer if we are unable to maintain yields at approximately the current levels. This could include delays in the recognition of revenue, loss of revenue or future orders, and customer-imposed penalties for our failure to meet contractual shipment deadlines. Our operating results are also adversely affected when we operate at less than optimal capacity. For example, in the third quarter of fiscal 2012, we reduced wafer starts in both Fab 2 and Fab 4 to help control inventory balances in response to a slowdown in global economic conditions. We continued with the reduced level of wafer starts through the first quarter of fiscal 2013. These actions had a negative impact on our gross profit. We further reduced the wafer starts in our fabs in late September 2012 and again during the quarter ended December 31, 2012 which continued to negatively impact our gross profit through the March 2013 quarter. We increased wafer starts modestly throughout fiscal 2014 and the first nine months of fiscal 2015. We operated at normal capacity levels in the December 2014 quarter.

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

We rely on outside wafer foundries for a significant portion of our wafer fabrication needs. Specifically, in the nine months ended December 31, 2014, approximately 40% of our net sales came from products that were produced at outside wafer foundries. We also use several contractors located in Asia for a portion of the assembly and testing of our products. Our reliance on third party contractors and foundries increased as a result of our acquisitions of SMSC in August 2012, Supertex in April 2014 and ISSC in July 2014. Although we own the majority of our manufacturing resources, the disruption or termination of any of our contractors could harm our business and operating results.

Our use of third parties somewhat reduces our control over the subcontracted portions of our business. Our future operating results could suffer if any contractor were to experience financial, operational or production difficulties or situations when demand exceeds capacity, or if they were unable to maintain manufacturing yields, assembly and test yields and costs at approximately their current levels, or if they were to experience political upheaval or infrastructure disruption. If these third parties are unable or unwilling to timely deliver products or services conforming to our quality standards, we may not be able to qualify additional manufacturing sources for our products in a timely manner on terms favorable to us, or at all. Additionally, these subcontractors could abandon fabrication processes that are important to us, or fail to adopt advanced manufacturing technologies that we desire to control costs. In any such event, we could experience an interruption in production, an increase in manufacturing and production costs or a decline in product reliability, and our business and operating results could be adversely affected. Further, use of subcontractors increases opportunities for potential misappropriation of our intellectual property.

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

Sales through distributors accounted for approximately 52% of our net sales for the first nine months of fiscal 2015 and approximately 53% in fiscal 2014. We do not have long-term agreements with our distributors and we and our distributors may each terminate our relationship with little or no advance notice.

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

Further, if we decide to sell assets or a business, we may encounter difficulty in finding or completing divestiture opportunities or alternative exit strategies on acceptable terms or in a timely manner. These circumstances could delay the achievement of our strategic objectives or cause us to incur additional expenses with respect to a business that we want to dispose of, or we may dispose of a business at a price or on terms that are less favorable than we had anticipated. Even following a divestiture, we may be contractually obligated with respect to certain continuing obligations to customers, vendors or other third parties and such obligations may have a material adverse impact on our results of operation and financial condition.

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

We are currently, and in the future may be, involved in legal proceedings or claims regarding patent infringement, other intellectual property rights, contracts and other matters. As is typical in the semiconductor industry, we receive notifications from customers or licensees from time to time who believe that we owe them indemnification or other obligations related to infringement claims made against us, our customers or our licensees by third parties. These legal proceedings and claims, even if meritless, could result in substantial costs to us and divert our resources. If we are not able to resolve a claim, settle a matter, obtain necessary licenses on commercially reasonable terms, reengineer our products or processes to avoid infringement and/or successfully prosecute or defend our position, we could incur uninsured liability in any of them, be required to take an appropriate charge to operations, be enjoined from selling a material portion of our products or using certain processes, suffer a reduction or elimination in the value of our inventories, and our business, financial condition or results of operations could be harmed.

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

Sales to foreign customers account for a substantial portion of our net sales. During the first nine months fiscal 2015, approximately 84% of our net sales were made to foreign customers, including 28% in China. During fiscal 2014, approximately 84% of our net sales were made to foreign customers, including 29% in China. A strong position in the Chinese market is a key component of our global growth strategy. The market for integrated circuit products in China is highly competitive, and both international and domestic competitors are aggressively seeking to increase their market share. Increased competition or economic weakness in the China market may make it difficult for us to achieve our desired sales volumes in China. We purchase a substantial portion of our raw materials and equipment from foreign suppliers. In addition, we own product assembly and testing facilities near Bangkok, Thailand, which has experienced periods of political instability in the past. From time to time, Thailand has also experienced periods of severe flooding. There can be no assurance that any future flooding or political instability in Thailand would not have a material adverse impact on our operations. We use various foreign contractors for a significant portion of our assembly and testing and wafer fabrication requirements. Substantially all of our finished goods inventory is maintained in Thailand.

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

We do not typically enter into long-term contracts with our customers and we cannot be certain about future order levels from our customers. When we do enter into customer contracts, the contract is generally cancelable at the convenience of the customer. Even though we had approximately 88,000 customers and our ten largest direct customers made up approximately 10% of our total revenue for the nine-month period ended December 31, 2014, cancellation of customer contracts could have an adverse impact on our revenue and profits.

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

In particular, Thailand has experienced periods of severe flooding in recent years. While our facilities in Thailand have continued to operate normally, there can be no assurance that any future flooding in Thailand would not have a material adverse impact on our operations. If operations at any of our facilities, or our subcontractors' facilities are interrupted, we may not be able to shift production to other facilities on a timely basis, and we may need to spend significant amounts to repair or replace our facilities and equipment.  If we experienced business interruptions, we would likely experience delays in shipments of products to our customers and alternate sources for production may be unavailable on acceptable terms. This could result in reduced revenues and profits and the cancellation of orders or loss of customers. Although we maintain business interruption insurance, such insurance will likely not be enough to compensate us for any losses that may occur and any losses or damages incurred by us as a result of business interruptions could significantly harm our business.

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

We must comply with many federal, state, local and foreign governmental regulations related to the use, storage, discharge and disposal of toxic, volatile or otherwise hazardous substances used in our products and manufacturing processes.  Our failure to comply with applicable regulations could result in fines, suspension of production, cessation of operations or future liabilities. Such environmental regulations have required us in the past, and could require us in the future, to buy costly equipment or to incur significant expenses to comply with such regulations. Our failure to control the use of, or adequately restrict the discharge of, hazardous substances could impact the health of our employees and others and could impact our ability to operate. Such failure could also restrict our ability to ship certain products to certain countries, require us to modify our operations logistics, or require us to incur other significant costs and expenses. There is a continuing expansion in environmental laws with a focus on reducing or eliminating hazardous substances and substances of high concern in electronic products and shipping materials. These and other future environmental regulations could require us to reengineer certain of our existing products and may make it more expensive for us to manufacture, sell and ship our products. In addition, the number and complexity of laws focused on the energy efficiency of electronic products and accessories, the recycling of electronic products, and the reduction in quantity and the recycling of packing materials have expanded significantly. It may be difficult for us to timely comply with these laws and we may not have sufficient quantities of compliant products to meet customers' needs, thereby adversely impacting our sales and profitability. We may also have to write off inventory in the event that we hold unsaleable inventory as a result of changes to regulations or customer requirements. We expect these risks and trends to continue. In addition, we anticipate increased customer requirements to meet voluntary criteria related to the reduction or elimination of substances of high concern in our products and energy efficiency measures. These requirements may increase our own costs, as well as those passed on to us by our supply chain.

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

Currently, a majority of our revenue is generated from customers located outside the U.S., and a substantial portion of our assets, including employees, are located outside the U.S. Present U.S. income taxes and foreign withholding taxes have not been provided on undistributed earnings for certain of our non-U.S. subsidiaries, because such earnings are intended to be indefinitely reinvested in the operations of those subsidiaries. In recent years, there have been a number of initiatives proposed by the Obama administration and members of Congress regarding the tax treatment of such undistributed earnings. If adopted, certain of these initiatives would substantially reduce our ability to defer U.S. taxes including repealing the deferral of U.S. taxation of foreign earnings, eliminating utilization of or substantially reducing our ability to claim foreign tax credits, and eliminating various tax deductions until foreign earnings are repatriated to the U.S. Changes in tax law such as these proposals could have a material adverse impact on our financial position and results of operations.

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

We review our long-lived assets, including goodwill and other intangible assets, for impairment annually in the fourth fiscal quarter or whenever events or changes in circumstances indicate that the carrying amount of those assets may not be recoverable. Factors that may be considered in assessing whether goodwill or intangible assets may not be recoverable include a decline in our stock price or market capitalization, reduced estimates of future cash flows and slower growth rates in our industry. Our valuation methodology for assessing impairment requires management to make judgments and assumptions based on historical experience and to rely heavily on projections of future operating performance. Because we operate in highly competitive environments, projections of our future operating results and cash flows may vary significantly from our actual results. No goodwill or material long-lived asset impairment charges were recorded in fiscal 2014 or the first nine months of fiscal 2015.

Our financial condition and results of operations could be adversely affected if we do not effectively manage our current or future debt.

In June 2013, we entered into a $2.0 billion credit agreement. At December 31, 2014, we had $981.3 million in outstanding borrowings under such credit agreement. In December 2007, we sold $1.15 billion of principal value 2.125% junior subordinated convertible debentures. As a result of such transactions, we have a substantially greater amount of debt than we had maintained in the past. Our maintenance of substantial levels of debt could adversely affect our ability to take advantage of corporate opportunities and could adversely affect our financial condition and results of operations. We may need or desire to refinance all or a portion of our loans under our credit agreement, our debentures or any other future indebtedness and there can be no assurance that we will be able to refinance any of our indebtedness on commercially reasonable terms, if at all.

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

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MICROCHIP TECHNOLOGY INCORPORATED

Date:	February 3, 2015	By: /s/ J. Eric Bjornholt
J. Eric Bjornholt
Vice President and Chief Financial Officer
(Duly Authorized Officer, and
Principal Financial and Accounting Officer)