Form 10-K/A
period 2015-03-31
MICROCHIP TECHNOLOGY INC
filed 2015-06-08
CIK 827054

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2015
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from   to
Commission file number 0-21184

MICROCHIP TECHNOLOGY INCORPORATED
(Exact name of Registrant as specified in its charter)

Delaware	86-0629024
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2355 W. Chandler Blvd., Chandler, AZ	85224
(Address of principal executive offices)	(Zip code)
Registrant’s telephone number, including area code (480) 792-7200
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.001 per share	Nasdaq Global Market
Securities registered pursuant to Section 12(g) of the Act:
None
(Title of Class)

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the common stock held by non-affiliates of the registrant, based upon the price at which the registrant’s Common Stock was last sold as of September 30, 2014 (the last business day of the registrant’s second quarter of fiscal 2014), was approximately $9,253,053,643.
The number of outstanding shares of the registrant’s Common Stock on May 20, 2015 was 202,323,225.
DOCUMENTS INCORPORATED BY REFERENCE

Document	Part of Form 10-K
Proxy Statement for the 2015 Annual Meeting of Stockholders	III

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES

FORM 10-K/A

References in this report on Form 10-K/A to "we," "us," and "our" each refers to Microchip Technology Incorporated and its subsidiaries.

All brand names, trademarks and trade names referred to in this report are the property of their respective holders.

EXPLANATORY NOTE; FORWARD-LOOKING STATEMENTS
We are filing this Amendment No. 1 on Form 10-K/A (the "Amendment") to amend our Annual Report on Form 10-K for the fiscal year ended March 31, 2015, that was filed with the Securities and Exchange Commission (the "SEC") on May 27, 2015 (the "Original Filing"). On May 27, 2015, we filed a Registration Statement on Form S-4 related to our acquisition of Micrel, Incorporated (the "S-4 Filing"). The sole purpose of this Amendment is to include herein certain information required by Item 18 of Form S-4 so that such information is incorporated by reference in the Form S-4 Filing. Except as otherwise expressly stated herein, this Amendment does not reflect events occurring after the date of the Original Filing, nor does it modify or update the disclosures contained in the Original Filing in any way other than as required to reflect the amendments described above and reflected in this Amendment. Accordingly, this Amendment should be read in conjunction with our Original Filing and other filings made with the SEC on or after the date of the Original Filing. Certain information in the Original Filing (as amended by this Amendment) is being incorporated by reference to the Proxy Statement for our Annual Meeting of Stockholders to be held on August 14, 2015 which proxy statement will be filed not later than 120 days following the end of our fiscal year ended March 31, 2015.
This report contains certain forward-looking statements that involve risks and uncertainties, including statements regarding our strategy, financial performance and revenue sources. We use words such as "anticipate," "believe," "plan," "expect," "estimate," "future," "continue," "intend" and similar expressions to identify forward-looking statements.
Our actual results could differ materially from the results anticipated in these forward-looking statements as a result of certain factors including those set forth in "Item 1A - Risk Factors," and elsewhere in the Original Filing and this Amendment. Although we believe that the expectations reflected in our forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. You should not place undue reliance on these forward-looking statements. We disclaim any obligation to update the information contained in any forward-looking statement.

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information on the composition of our audit committee and the members of our audit committee, including information on our audit committee financial experts, is incorporated by reference to our proxy statement for our 2015 annual meeting of stockholders under the caption "The Board of Directors - Committees of the Board of Directors - Audit Committee."

Information on our executive officers is provided in Item 1, Part I of the Original Filing under the caption "Executive Officers of the Registrant."

Information with respect to compliance with Section 16(a) of the Exchange Act, is incorporated herein by reference to our proxy statement for our 2015 annual meeting of stockholders under the caption "Section 16(a) Beneficial Ownership Reporting Compliance."

Information with respect to our Code of Business Conduct and Ethics that applies to our directors, executive officers (including our principal executive officer and our principal financial and accounting officer) and employees is incorporated by reference to our proxy statement for our 2015 annual meeting of stockholders under the caption "Code of Business Conduct and Ethics." A copy of our Code of Business Conduct and Ethics, as amended to date, is available on our website at the Investor Relations section under Mission Statement/Corporate Governance on www.microchip.com.

Information regarding material changes, if any, to procedures by which security holders may recommend nominees to our Board of Directors is incorporated by reference to our proxy statement for the 2015 annual meeting of stockholders under the caption "Requirements, Including Deadlines, for Receipt of Stockholder Proposals for the 2016 Annual Meeting of Stockholders; Discretionary Authority to Vote on Stockholder Proposals."
DIRECTORS
Our Board of Directors currently consists of five directors: Steve Sanghi, Matthew W. Chapman, L.B. Day, Esther L. Johnson and Wade F. Meyercord. The table below sets forth certain information regarding our directors, including ages as of June 30, 2015:

Name	Age	Position(s) Held
Steve Sanghi	59	Chairman, President and CEO
Matthew W. Chapman	64	Director
L.B. Day	70	Director
Esther L. Johnson	63	Director
Wade F. Meyercord	74	Director

Steve Sanghi is currently, and has been since August 1990, a director and President of Microchip Technology Incorporated. Since October 1991, he has served as CEO of Microchip and since October 1993, as Chairman of the Board of Directors of Microchip. From May 2004 through March 2014, when Xyratex Ltd. was acquired by Seagate Technology plc., he was a member of the Board of Directors of Xyratex Ltd., a publicly held U.K. company that specializes in storage and network technology. In May 2007, Mr. Sanghi was appointed to the Board of Directors of FIRST Organization, a not-for-profit public charity founded in 1989 to develop young people's interest in science and technology. From October 2013 through July 2014 when Hittite Microwave Corporation, a publicly held semiconductor company, was acquired, Mr. Sanghi was a member of the Board of Directors of Hittite Microwave Corporation.

The Board of Directors concluded that Mr. Sanghi should be nominated to serve as a director since he has served as CEO of Microchip for over 20 years and has provided very strong leadership to Microchip over this period. The Board of Directors believes that Mr. Sanghi's management skills have been instrumental to Microchip's extraordinary growth and profitability over the past 20 years and to the strong position Microchip has attained in its key markets.

Matthew W. Chapman has served as a director of Microchip since May 1997. Since December 2006, he has served as President and CEO of Northwest Evaluation Association, a not-for-profit education service organization providing computer adaptive testing for millions of students throughout the United States. In his career, Mr. Chapman has served as CEO and Chairman of Concentrex Incorporated, a publicly held company specializing in supplying software solutions and service to U.S. financial institutions. Mr. Chapman also serves on the Board of Directors of the Oregon Business Association and the All Hands Raised Foundation, Knowledge Alliance and on the Board of Regents of the University of Portland.

The Board of Directors concluded that Mr. Chapman should be nominated to serve as a director due to his significant CEO level experience at several corporations. The Board of Directors also recognizes Mr. Chapman's experience in financial matters and that his background establishes him as an audit committee financial expert under applicable rules and makes him well suited to serve on the Board of Directors’ nominating and governance committee.

L.B. Day has served as a director of Microchip since December 1994. Mr. Day serves as President of L.B. Day & Company, Inc., a consulting firm whose parent company he co-founded in 1977, which provides strategic planning, strategic marketing and organization design services to the elite of the technology world. He has written on strategic planning and is involved with competitive factor assessment in the semiconductor and other technology market segments, geared to helping client organizations incorporate competitive factor assessment findings into their strategic plans. He has served as a board member or as an advisor to many public and private boards.

The Board of Directors concluded that Mr. Day should be nominated to serve as a director due to his significant experience in corporate management and strategic matters.  In particular, through his consulting practice, Mr. Day has been a key strategic advisor to a number of large public corporations. The Board of Directors also recognizes Mr. Day's experience in financial matters. The Board of Directors believes that Mr. Day's background makes him well suited to serve on the Board of Directors' nominating and governance committee and compensation committee.

Esther L. Johnson has served as a director of Microchip since October 2013. From April 2007 until her April 2012 retirement, Ms. Johnson served as the Vice President and General Manager of Carrier Electronics, a provider of high technology heating, air-conditioning and refrigeration solutions, and a part of United Technology Corporation, a publicly held company that provides high technology products and services to the aerospace and building systems industries. Prior to her position as Vice President and General Manager, since 1983, Ms. Johnson held a variety of other management positions with Carrier Electronics, including Director of Operations and Global Supply Chain Manager. Ms. Johnson was instrumental in Carrier being recognized by Industry Week as one of the "Top 10 Factories in North America." She has served as a board member on multiple private company boards.

The Board of Directors concluded that Ms. Johnson should be nominated to serve as a director due to her significant executive level experience in the technology industry. The Board of Directors also recognizes the knowledge and experience Ms. Johnson has gained through her service on the boards of various private companies. The Board of Directors also recognizes Ms. Johnson's experience in financial matters. The Board of Directors believes that Ms. Johnson’s background makes her well suited to serve on the Board of Directors' audit committee and nominating and governance committee.

Wade F. Meyercord has served as a director of Microchip since June 1999. Since October 2002, he has served as President of Meyercord & Associates, Inc., a privately held management consulting firm specializing in executive compensation matters and stock plan consulting for technology companies, a position he previously held part time beginning in 1987. Mr. Meyercord served as a member of the Board of Directors of Endwave Corporation, a publicly held company, from March 2004 until it was acquired in 2011. Mr. Meyercord served as a member of the Board of Directors of California Micro Devices Corporation, a publicly held company, from January 1993 to October 2009 and Magma Design Automation, Inc., a publicly held company, from January 2004 to June 2005.

The Board of Directors concluded that Mr. Meyercord should be nominated to serve as a director due to his significant experience as a senior executive and board member of a number of companies in the technology industry. Mr. Meyercord gained further industry experience through his consulting practice. The Board of Directors believes that Mr. Meyercord's background makes him well suited to serve on the Board of Directors' nominating and governance committee and compensation committee. The Board of Directors also recognizes his experience in financial matters and that his background establishes him as an audit committee financial expert under applicable rules.

Item 11.	EXECUTIVE COMPENSATION

Our Board compensation committee report on executive compensation is incorporated herein by reference to the information under the caption "Executive Compensation - Compensation Committee Report on Executive Compensation" in our proxy statement for our 2015 annual meeting of stockholders.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee is currently comprised of Mr. Meyercord (Chair) and Mr. Day. Each such person is an independent director. Neither Mr. Day nor Mr. Meyercord had any related-party transaction with Microchip during fiscal 2015 other than compensation for service as a director. In addition, neither of such directors has a relationship that would constitute a compensation committee interlock under applicable SEC rules. During fiscal 2015, no Microchip executive officer served on the compensation committee (or equivalent) or the board of directors of another entity whose executive officer(s) served either on Microchip's Compensation Committee or Board of Directors.

COMPENSATION DISCUSSION AND ANALYSIS

Overview of the Compensation Program

The Compensation Committee of our Board of Directors, presently comprised of Mr. Day and Mr. Meyercord, reviews the performance of our executive officers and makes compensation decisions regarding our executive officers. Our policies for setting compensation for each of our named executive officers (CEO, CFO, and our three other most highly paid executive officers) are the same as those for the rest of our executive officers. Our compensation program is a comprehensive package designed to motivate the executive officers to achieve our corporate objectives and is intended to be competitive and allow us to attract and retain highly qualified executive officers. In general, the types of compensation and benefits provided to our executive officers are similar to those provided to other Microchip employees, and include salary, cash bonuses, RSUs, and other benefits described below.

Our Executive Compensation Policy and Objectives

Our compensation policy for executive officers, including our named executive officers, and key employees is based on a "pay-for-performance" philosophy. This "pay-for-performance" philosophy emphasizes variable compensation, primarily by placing a large portion of pay at risk. We believe that this philosophy meets the following objectives:

•	rewards performance that may contribute to increased stockholder value,

•	attracts, retains, motivates and rewards individuals with competitive compensation opportunities,

•	aligns an executive officer's total compensation with our business objectives,

•	fosters a team environment among our management that focuses their energy on achieving our financial and business objectives consistent with Microchip's "guiding values,"

•	balances short-term and long-term strategic goals, and

•	builds and encourages ownership of our common stock.

Decisions regarding cash and equity compensation also include subjective determinations and consideration of various factors with the weight given to a particular factor varying from time to time and in various individual cases, such as an executive officer's experience in the industry and the perceived value of the executive officer's position to Microchip as a whole.

We believe that the overall compensation levels for our executive officers, including our named executive officers, in fiscal 2015 were consistent with our "pay-for-performance" philosophy and were commensurate with our fiscal 2015 performance.

Executive Compensation Process

On an annual basis, the Compensation Committee evaluates and establishes the compensation of our executive officers, including the named executive officers. The Compensation Committee seeks input from Mr. Sanghi when discussing the performance of, and compensation levels for, the executive officers other than himself. Mr. Sanghi does not participate in deliberations relating to his own compensation.

The Compensation Committee designs our executive compensation program to be competitive with those of other companies in the semiconductor or related industries that are similar to us in terms of number of employees, revenue and capitalization. The Compensation Committee determines appropriate levels of compensation for each executive officer based on their level of responsibility within the organization, performance, and overall contribution. After such determination, the Compensation Committee makes allocations between long-term and short-term as well as the cash and non-cash elements of compensation. Microchip's financial and business objectives, the salaries of executive officers in similar positions with comparable companies and individual performance are considered in making these determinations. If compensation information is reviewed for other companies, it is obtained from published materials such as proxy statements, and information gathered from such companies directly. We do not engage consultants to conduct such review process for us or utilize a specific peer group.

The executive officer compensation process begins with consideration of Microchip's overall budget for employee compensation. The Compensation Committee considers the budgeted salary data and individual executive officer salary increases are determined with the goal of keeping the executive officer salary increases within the budgeted range for all other employees. In setting annual salaries for executive officers, the Compensation Committee also considers relevant industry data but does not target any overall industry percentage level or peer group average.

Microchip's compensation budget is created as part of its annual and quarterly operating plan processes under which business and financial objectives are initially developed by our executive officers, in conjunction with their respective operating units, and then discussed with and approved by our CEO. These objectives are then reviewed by our Board of Directors and the Board of Directors sets the overall financial and business objectives for Microchip on which incentive compensation is based.

The Compensation Committee sets the compensation of our Chairman, CEO and President, Mr. Sanghi, in the same manner as each of our other executive officers. In particular, the Compensation Committee considers Mr. Sanghi's level of responsibility, performance, and overall contribution to the results of the organization. The Compensation Committee also considers the compensation of CEOs of other companies in the semiconductor or related industries that are similar to us in number of employees, revenue and capitalization. Mr. Sanghi primarily participates in the same cash incentive, equity incentive and benefit programs as our other executive officers. For example, his compensation is subject to the same performance metrics as our other executive officers under our EMICP program. The Compensation Committee recognizes that Mr. Sanghi's total compensation package is significantly higher than that of our other executive officers and the Compensation Committee believes this is appropriate in consideration of Mr. Sanghi's superior leadership of Microchip over a long period of time. In particular, the Compensation Committee believes that Mr. Sanghi's leadership has been key to the substantial revenue and profitability growth, strong market position and substantial increase in the market value of Microchip since taking Microchip public in 1993, and to leading Microchip's strong performance relative to others in the industry over a number of years.

For fiscal 2015, the Compensation Committee reviewed and approved the total compensation package of all of our executive officers, including the elements of compensation discussed below, and determined the amounts to be reasonable and competitive.

At our last annual meeting of stockholders held in August 2014, our stockholders approved an advisory (non-binding) proposal concerning our executive compensation program with approximately 97% of the votes cast in favor of the proposal. The Compensation Committee considered the results of this vote in establishing the compensation program for fiscal 2016.

Elements of Compensation

Our executive compensation program is currently comprised of four major elements:

•	annual base salary,

•	incentive cash bonuses,

•	equity compensation, and

•	compensation and employee benefits generally available to all of our employees.

The retirement benefits and other benefits offered to our executive officers are largely the same as those we provide to a broad base of employees. While our executive officers' level of participation in our management incentive compensation plans and equity incentive plans is typically higher than for our non-executive employees, based on the officers' level of responsibility and industry experience, the plans in which our executive officers are eligible to participate are very similar to those for our other employees. The Compensation Committee reviews each element of compensation separately and total compensation as a whole, other than those benefits which are available to all employees. The Compensation Committee determines the appropriate mix of elements to meet our compensation objectives and to help ensure that we remain competitive with the compensation practices in our industry.

Although our executive officers are entitled to certain severance and change of control benefits (as described below), the Compensation Committee does not consider such benefits to be elements of compensation for purposes of annual compensation reviews because such benefits may never be paid.

Base Salaries. We review the base salaries of our executive officers each year. When setting base salaries, we review the business and financial objectives for Microchip as a whole, as well as the objectives for each of the individual officers relative to their respective areas of responsibility. In particular, we consider our overall revenue growth and revenue growth in our strategic product lines, non-GAAP gross margins, non-GAAP operating expenses, non-GAAP net income per diluted share, cash generation, expected capital expenditures and other financial considerations in setting our budgets for salaries. We also consider the individual performance of our named executive officers including the officer's level of responsibility, performance, overall contribution to the results of the organization, the officer's base salary relative to the salaries of our other officers, salary relative to comparable positions in the industry, the officer's overall compensation including incentive cash bonuses and equity compensation and the officer's performance relative to expectations. We do not assign any specific weight to any such factor but consider such factors as a whole for each executive. This review encompasses the objectives for both the immediately preceding fiscal year and the upcoming fiscal year. For fiscal 2015 (as in fiscal 2014), Microchip did not conduct an annual focal review process for executive or non-executive employees, and employee salary reviews were conducted on a quarterly basis. Also, the budget for salary increases was established each quarter, with any increases determined each quarter on a discretionary basis based on the performance reviews of the employees.

After consideration of the factors described above, the base salaries for our named executive officers other than our CEO were increased by an average of approximately 2.8% over the course of fiscal 2015. Our CEO's base salary increased 2.5% compared to the prior fiscal year. The budget for salary increases for our U.S. employee base over the course of fiscal 2015 was 1.3%.

Incentive Cash Bonuses. The Compensation Committee sets performance goals which, if met, result in quarterly payments to our executive officers under the EMICP. Executive officers may also receive quarterly payments under the DMICP. The Compensation Committee establishes performance goals which it believes are challenging, require a high level of performance and motivate participants to drive stockholder value, but which goals are expected to be achievable in the context of business conditions anticipated at the time the goals are set. When setting the performance goals, the Compensation Committee places more emphasis on the overall expected financial performance of Microchip rather than on the achievement of any one individual goal. The Compensation Committee believes that this focus on the overall payout incentivizes outstanding performance across the corporation and drives the overall financial success of the corporation. The Compensation Committee uses the DMICP to help achieve the overall objectives of the performance bonus program.

The performance metrics under the EMICP are determined by the Compensation Committee at the beginning of each quarter so that such compensation may qualify as performance-based compensation within the meaning of Rule 162(m) under the Internal Revenue Code.  The metrics may be based on either GAAP or non-GAAP financial results at the discretion of the Compensation Committee. The Compensation Committee typically uses non-GAAP information when setting the targets because it believes such targets are more useful in understanding our operating results due to the exclusion of non-cash, non-recurring and other special charges. The earnings per share metric changes each quarter. Each of the other performance metrics is reviewed each quarter but is typically the same for multiple quarters.  The table below sets forth the performance metrics under the EMICP for each quarter of fiscal 2015:

				Actual Results
Performance Metric	Target Quarterly Measure- ment for Q1 and Q2 FY15	Target Quarterly Measure- ment for Q3 and Q4 FY15	Target % of Bonus	Q1 FY15 Perf.	Q1 FY15 Bonus Payout %	Q2 FY15 Perf.	Q2 FY15 Bonus Payout %	Q3 FY15 Perf.	Q3 FY15 Bonus Payout %	Q4 FY15 Perf.	Q4 FY15 Bonus Payout %
Total sequential revenue growth	2.5%	2.5%	10	3.59%	14.36	(0.38)%	(1.52)	(1.91)%	(7.64)	2.12%	8.48
High performance micro-controller sequential revenue growth	6.5%	6.5%	4	7.24%	4.46	7.92%	4.87	(8.02)%	(4.94)	2.15%	1.32
Analog sequential revenue growth	3.5%	3.5%	4	2.58%	2.95	(4.10)%	(4.69)	2.41%	2.75	1.61%	1.84
Licensing sequential revenue growth	3.0%	3.0%	3	(11.76)%	(11.76)	10.51%	10.51	1.61%	1.61	2.95%	2.95
Gross margin percentage (non-GAAP)	57.5%	58%	15	60.01%	24.41	59.56%	22.73	58.16%	15.60	58.29%	16.09
Operating expenses as a percentage of sales (non-GAAP)	28.5%	27%	15	26.48%	25.1	26.61%	24.45	26.56%	17.20	25.87%	20.65
Operating income as a percentage of sales (non-GAAP)	28.3%	30%	15	33.53%	28.08	32.95%	26.63	31.60%	19.00	32.42%	21.05
Earnings per share (quarterly) (non-GAAP)	(1)	(1)	14	66.42	20.65	65.75	15.08	64.22	12.88	67.51	22.29
EMICP Total	N/A	N/A	80	N/A	108.25	N/A	98.06	N/A	56.47	N/A	94.68
DMICP Total	Discretion- ary	Discretion- ary	20	N/A	26.75(2)	N/A	(18.06)	N/A	38.53	N/A	40.32

(1)	The EMICP quarterly non-GAAP earnings per share (EPS) targets for the first, second, third and fourth quarters of fiscal 2015 were $0.62, $0.65, $0.65 and $0.62, respectively.

(2)	The DMICP was 1.75% of the target, with an additional 25% DMICP payout for all personnel that participated in the voluntary salary reduction program.

The total amount payable to each executive under the EMICP and the DMICP is based on a percentage of the executive's base salary at the beginning of the quarter.  The participation percentage for each executive is determined at the beginning of the fiscal year based on the executive's base salary at that time and typically stays at the same level for each quarter of the fiscal year.  However, the Compensation Committee may change the participation level of an executive each quarter to reflect changes in the performance or responsibilities of the executive or other factors. The dollar amount of the target bonus for each executive is based on assumed achievement of all performance metrics under the EMICP (as disclosed in the table above) and payment of 20% as a discretionary award under the DMICP (as disclosed in the table above). The aggregate budgeted bonus pool under the various management incentive compensation plans is calculated by multiplying each eligible executive officer's bonus target percentage by the executive's base salary. In fiscal 2015, the quarterly payments under the EMICP for our named executive officers were targeted at an aggregate of approximately $349,122 for all such officers as a group. In fiscal 2015, the quarterly payments under the DMICP for our named executive officers were targeted at an aggregate of approximately $87,280 for all such officers as a group. Bonuses under the EMICP are subject to a maximum award of $2,500,000 per individual per performance period (which can be a fiscal quarter, a fiscal year or a longer period not exceeding five fiscal years); however, all awards to date have been substantially less than such maximum amount.

The actual awards under the EMICP are based on our actual quarterly financial performance compared to the performance metrics and the actual awards under the DMICP are determined in the discretion of our Compensation Committee and can be significantly higher or lower than the 20% target.  The actual awards are calculated by multiplying the overall award percentage payout for the quarter by the applicable percentage of the executive's salary at the end of the fiscal quarter that the award relates to. Thus, if an executive's salary or participation percentage changes during the year, up or down, this would affect the executive's actual bonus payment during the fiscal year. For fiscal 2015, the specific total bonus percentages under both the EMICP and DMICP for each of our named executive officers were as follows: for Mr. Sanghi it was 200% of his salary for the associated quarter; for Mr. Moorthy it was 61% of his salary; for Mr. Little it was 46% of his salary; for Mr. Drehobl it was 45% of his salary; and for Mr. Bjornholt it was 32% of his salary. These bonus percentages did not change from the percentages used for fiscal 2014.

As indicated in the above table, 3.0% of the quarterly EMICP payment was based on Microchip's Licensing Division achieving total sequential revenue growth of 3.0%.  Accordingly, if Microchip's Licensing Division's sequential revenue growth for a quarter was 3.0%, then each executive would be paid the corresponding 3.0% of the EMICP target bonus amount for that quarter.  If Microchip's Licensing Division's revenue growth for a quarter was 1.5%, then each executive would be paid a corresponding 1.5% of his target bonus amount for the quarter (i.e., 1/2 of the 3.0%) and if Microchip's Licensing Division's revenue growth for a quarter was 6.0%, then each executive would be paid a corresponding 6.0% of the target bonus amount for the quarter (i.e., 6/3 of the 3.0%).  A similar methodology is applied each quarter to each of the performance metrics listed in the above table.

As set forth in the above table, during fiscal 2015, consistent with our "pay-for-performance" philosophy, our CEO and other executive officers received bonuses under the EMICP for each quarter of fiscal 2015. Payments were also made under the DMICP for the first, third and fourth quarters of fiscal 2015. Applying the award percentages to each named executive officer's participation level in the plans, for fiscal 2015, the total bonus payments under the EMICP and the DMICP for our named executive officers, other than our CEO, ranged from $75,535 to $204,094. In fiscal 2015, Mr. Sanghi earned an aggregate EMICP bonus of $1,052,992, and an aggregate DMICP bonus of $328,154. Please see footnote 4 to the Summary Compensation Table on page 15 of this Proxy Statement which sets forth the actual amount of the EMICP and DMICP awards for each named executive officer for fiscal 2015. The differences in the levels of compensation under these programs for the various executive officers are based upon their relative contribution, performance, experience, and responsibility level within the organization.

Equity Compensation. Equity compensation, such as RSUs, constitutes a significant portion of our incentive compensation program because we believe that executive officers and key employees should hold a long-term equity stake in Microchip to align their collective interests with the interests of our stockholders. Accordingly, in fiscal 2015, equity grants in the form of RSUs were a significant portion of our executive officers' total compensation package.

We typically make equity compensation grants to executive officers and key employees in connection with their initial employment, and we also typically make quarterly evergreen grants of equity to incentivize employees on a continuing basis as their initial equity awards vest. In setting the amount of the equity compensation grants, the estimated value of the grants is considered, as well as the intrinsic value of the outstanding equity compensation held by the executive officer, both the unvested retention value and the vested amount. In setting these amounts and any performance goals, the Compensation Committee uses its judgment after considering the effect of the overall RSU amounts and the percentage of RSUs granted to executive officers in connection with the overall financial results and performance of Microchip.

The evergreen grants of RSUs for fiscal 2015 were awarded with vesting subject to meeting specified performance goals related to achieving certain levels of operating expenses or income over a specified time frame. Specifically, with respect to the RSU awards made in April 2014, the performance goal was related to achieving non-GAAP operating income for the three months ended June 30, 2014 of more than $125 million; with an achievement of $145 million of non-GAAP operating income necessary for full vesting of the award. With respect to the awards made in July 2014, the performance goal was related to achieving non-GAAP operating income for the three months ended September 30, 2014 of more than $140 million; with an achievement of $160 million of non-GAAP operating income necessary for full vesting of the award. With respect to the awards made in October 2014, the performance goal was related to achieving non-GAAP operating expenses for the three months ended December 31, 2014 of less than $170 million, with an achievement of $150 million of non-GAAP operating expense necessary for full vesting of the award. With respect to the awards made in January 2015, the performance goal was related to achieving non-GAAP operating income for the three months ended March 31, 2015 of more than $140 million, with an achievement of $160 million of non-GAAP operating income necessary for full vesting of the award. With respect to each of the performance goals for the RSU grants, the goals exclude the impact of any acquisitions completed by Microchip during the performance period. Based on the actual results compared to the performance goals for each such period, all of the quarterly evergreen awards will vest at 100%; however, in addition to the performance-based vesting requirements, the vesting of each of the foregoing RSU awards is subject to the continued service of the officer on the vesting date which is approximately four years from the grant date.

Grants of RSUs may also be made in connection with promotions, other changes in responsibilities or in recognition of other individual or Microchip developments or achievements. Grants of RSUs in fiscal 2015 typically were scheduled to vest approximately four years from the grant date. RSUs do not have a purchase price and therefore have immediate value to recipients upon vesting. On March 31, 2015, approximately 54% of our employees worldwide were eligible to receive RSUs under our 2004 Equity Incentive Plan. Since the middle of fiscal 2006, RSUs have been the principal equity compensation vehicle for Microchip executive officers and key employees.

In granting equity compensation awards to executive officers, we consider numerous factors, including:

•	the individual's position, experience, and responsibilities,

•	the individual's future potential to influence our mid- and long-term growth,

•	the vesting schedule of the awards, and

•	the number and value of awards previously granted.

We do not separately target the equity element of our executive officer compensation programs at a specific percentage of overall compensation. However, overall total compensation is structured to be competitive so that we can attract and retain executive officers. In setting equity award levels, we also take into consideration the impact of the equity-based awards on the dilution of our stockholders' ownership interests in our common stock.

The Compensation Committee grants RSUs to executive officers and current employees on a quarterly basis in an attempt to more evenly record stock-based compensation expense. Grants of RSUs to new employees (other than executives) are made once per month by the Employee Committee at a meeting of such committee. Grants of RSUs to any new executive officer would be made at the first meeting of the Compensation Committee following the election of such officer. Microchip does not have any program, plan or practice to time grants of RSUs in coordination with the release of material non-public information. Microchip does not time, nor do we plan to time, the release of material non-public information for the purposes of affecting the value of executive compensation.

See the table under "Grants of Plan-Based Awards for Fiscal Year Ended March 31, 2015" at page 17 for information regarding RSUs granted during fiscal 2015 to our named executive officers.

Stock Ownership Guidelines for Key Employees and Directors. To help ensure alignment of the interests of our management and Board of Directors with those of our stockholders, we have put in place a stock holding policy that applies to each member of our management and Board of Directors. This policy was proposed by our Nominating and Governance Committee and ratified by our Board of Directors in October 2003. Under this policy, effective April 1, 2004, each of our directors, executive officers, vice presidents and internal director-level employees must maintain a specified minimum level of ownership of our stock during their tenure in their respective office or position. During fiscal 2015, all of our executive officers and directors were in compliance with the terms of such policy.

Microchip's insider trading policy prohibits executive officers from speculating in Microchip stock, which includes a prohibition on short selling, buying and selling options (including writing covered calls) or hedging or any type of arrangement that has a similar economic effect.

Other Compensation and Employee Benefits Generally Available to All Employees. We maintain compensation and employee benefits that are generally available to all Microchip employees, including:

•	our employee stock purchase plans,

•	medical, dental, vision, employee assistance program, flexible spending, and disability insurance,

•	life insurance benefits,

•	a 401(k) retirement savings plan,

•	an employee cash bonus plan, and

•	vacation and paid time off.

Since these programs are generally available to all employees, these forms of compensation are not independently evaluated by the Compensation Committee in connection with the annual determination of executive officer compensation.

Employee Stock Purchase Plans. Our 2001 Employee Stock Purchase Plan is a Section 423 qualified employee stock purchase plan that allows all U.S. employees the opportunity to purchase our common stock through payroll deductions at 85% of the fair market value at the lower of the price as of the opening of the two-year offering period or at the end of any six-month purchase period. A significant portion of our international employees have the ability to participate in our 1994 International Employee Stock Purchase Plan that allows them the opportunity to purchase our common stock through payroll deductions at 85% of the fair market value at the lower of the price as of the opening or the end of any six-month offering period.

Medical, Dental, Vision, Employee Assistance Program, Flexible Spending, Disability Insurance and Accidental Death and Dismemberment. We make medical, dental, vision, employee assistance program, flexible spending, and disability insurance generally available to all of our employees through our active benefit plans. Under these generally available plans, our named executive officers are eligible to receive between $1,000 and $7,500 per month in long-term disability coverage depending on which plan they elect. Short-term disability coverage is provided which allows for 100% of base salary to be paid for six months in the event of disability. Accidental death and dismemberment insurance, which is generally available to our U.S. employees, is provided by Microchip to our executives with a benefit of one times the executive's annual salary. Since all of our U.S. employees participate in these plans on a non-discriminatory basis, the value of these benefits to our named executive officers is not required to be included in the Summary Compensation Table on page 15 pursuant to SEC rules and regulations.

Life Insurance. In fiscal 2015, we provided life insurance coverage to our named executive officers in the amount up to one and a half times the executive's annual salary (up to a maximum of $500,000). The named executive officers may purchase supplemental life insurance at their own expense.

401(k). We maintain a 401(k) plan for the benefit of all of our U.S. employees to allow our employees to save for retirement. We contribute to our 401(k) plan each year based on our profitability during the year, subject to maximum contributions and other rules prescribed by Federal law governing such plans. Our named executive officers are permitted to participate in the plans to the same extent as our other U.S. employees. Our Compensation Committee approved discretionary matching contributions for the first quarter of fiscal 2015 equal to $0.55 for each dollar contributed by the employee for the first 4% of their salary contributions. For the second quarter of fiscal 2015, our Compensation Committee approved discretionary matching contributions equal to $0.375 for each dollar contributed by the employee for the first 4% of their salary contributions. For the third quarter of fiscal 2015, our Compensation Committee approved discretionary matching contributions equal to $0.40 for each dollar contributed by the employee for the first 4% of their salary contributions. For the fourth quarter of fiscal 2015, our Compensation Committee approved discretionary matching contributions equal to $0.675 for each dollar contributed by the employee for the first 4% of their salary contribution. There are no required matching contributions under the plan.

Employee Cash Bonus Plan. All of our employees worldwide participate in our Employee Cash Bonus Plan ("ECBP"). The ECBP is a discretionary bonus plan designed to allow our full-time employees, not just our executive officers, to share in the success of the company. The target bonus under the ECBP is 2.5 days of base salary per quarter, or on an annual basis, two weeks of annual base salary which may be granted by the Compensation Committee if certain Microchip operating profitability objectives are achieved. Under the ECBP, the Compensation Committee can set the eligibility requirements and targets and has discretion to pay more or less than the stated target. Additionally, the Compensation Committee determined that an additional ten hours of pay could be awarded to employees who had outstanding performance in the quarter, as determined by management. Other eligibility terms also apply, such as an attendance requirement and a performance requirement.

The pay-out under the ECBP is approved by the Compensation Committee based on our actual quarterly operating results. For the first quarter of fiscal 2015, bonus awards were paid out at 110% of target for all employees, with an additional 25% of target for those employees who participated in the voluntary salary reduction program, and up to an additional 50% of target for a select group of employees with outstanding performance during the quarter. For the second quarter of fiscal 2015, bonus awards were paid out at 75% of target for all employees, with up to an additional 50% of target for a select group of employees with outstanding performance during the quarter. For the third quarter of fiscal 2015, bonus awards were paid out at 80% of the target for all employees, with up to an additional 50% of target for a select group of employees with outstanding performance during the quarter. For the fourth quarter of fiscal 2015, bonus awards were paid out at 125% of target, with up to an additional 50% of target for a select group of employees with outstanding performance during the quarter. Under the ECBP, for fiscal 2015, our named executive officers other than our CEO received total payments ranging from $9,284 to $13,314 and our CEO received $27,690.

Vacation and Paid Time-Off Benefits. We provide vacation and other paid holidays to all of our employees, including our named executive officers. We believe our vacation and holidays are comparable to others in the industry.

Non-Qualified Deferred Compensation Plan. We maintain a non-qualified deferred compensation plan for certain employees, including our named executive officers, who receive compensation in excess of the 401(k) contribution limits imposed under the Internal Revenue Code and desire to defer more compensation than they would otherwise be permitted under a tax-qualified retirement plan, such as our 401(k) plan. Microchip does not make contributions to this non-qualified deferred compensation plan. This plan allows our executive officers to make pre-tax contributions to this plan which would be fully taxed to the executive officers after the executive officer's termination of employment with Microchip.

We do not have pension plans or other retirement plans for our named executive officers or our other U.S. employees.

Employment Contracts, Termination of Employment and Change of Control Arrangements. We do not have employment contracts with our CEO, CFO or any of our executive officers, nor agreements to pay severance on involuntary termination (other than as stated in the change of control agreements below) or upon retirement. Our CEO, CFO, and our executive officers have entered into change of control agreements with us.

The change of control agreements were designed to help ensure the continued services of our key executive officers in the event that a change of control of the company is effected, and to assist our key executive officers in transitioning from the company if as a result of a change of control, they lose their positions. We believe that the benefits provided by these agreements help to ensure that our management team will be incentivized to remain employed with Microchip during a change of control. Capitalized terms used herein and not defined shall have the meanings set forth in the change of control agreements. Additionally, our 2004 Equity Incentive Plan has a change of control provision which provides that any successor company shall assume each outstanding award or provide an equivalent substitute award; however, if the successor fails to do so, vesting of awards shall accelerate. The Compensation Committee considered prevalent market practices in determining the severance amounts and the basis for selecting the events triggering payment in the agreements.

With respect to our CEO, CFO and VP of Worldwide Sales, if the executive officer's employment terminates for reasons other than Cause within the Change of Control Period, the executive officer will be entitled to receive severance benefits consisting of the following primary components:

•
a one-time payment of his base salary in effect immediately prior to the Change of Control or termination date, whichever is greater, for the following periods: (1) in the case of the CEO, two years; (2) in the case of the CFO and the VP of Worldwide Sales, one year;

•
a one-time payment of his bonuses for which he was or would have been eligible in the year in which the Change of Control occurred or for the year in which termination occurred, whichever is greater, for the following periods: (1) in the case of the CEO, two years; (2) in the case of the CFO and the VP of Worldwide Sales, one year;

•
a continuation of medical and dental benefits (subject to any required employee contributions) for the following periods: (1) in the case of the CEO, two years; (2) in the case of the CFO and VP of Worldwide Sales, one year; provided in each case that such benefits would cease sooner if and when the executive officer becomes covered by the plans of another employer; and

•
a payment to cover any excise tax that may be due under Section 4999 of the Code, if the payments provided for in the change of control agreement constitute "parachute payments" under Section 280G of the Code and the value of such payments is more than three times the executive officer's "base amount" as defined by Section 280G(b)(3) of the Code.

With respect to our CEO, the CFO and the VP of Worldwide Sales, immediately prior to a Change of Control (regardless of whether the executive officer's employment terminates), all equity compensation held by the executive officer shall become fully vested.

With respect to our executive officers other than the CEO, the CFO and the VP of Worldwide Sales, if the executive officer terminates his employment for Good Reason, or the executive's employment is terminated for reasons other than Cause within the Change of Control Period, the executive officer will be entitled to receive severance benefits consisting of the following primary components:

•	a one-time payment of his base salary in effect immediately prior to the Change of Control or termination date, whichever is greater, for one year;

•
a one-time payment of his bonuses for which he was or would have been eligible in the year in which the Change of Control occurred or for the year in which termination occurred, whichever is greater, for one year;

•
a continuation of medical and dental benefits (subject to any required employee contributions) for one year (provided in each case that such benefits would cease sooner if and when the executive officer becomes covered by the plans of another employer); and

•
a payment to cover any excise tax that may be due under Section 4999 of the Code, if the payments provided for in the change of control agreement constitute "parachute payments" under Section 280G of the Code and the value of such payments is more than three times the executive officer's "base amount" as defined by Section 280G(b)(3) of the Code.

With respect to our executive officers other than the CEO, the CFO and the VP of Worldwide Sales, immediately upon termination during the Change of Control Period other than for Cause, all equity compensation held by the executive officer shall become fully vested.

The following table sets forth the aggregate dollar value of payments, to the extent calculable, in the event of a termination of a named executive officer on March 31, 2015, the last business day of our last completed fiscal year.

Name	Salary	Bonus	Equity Compensation Due to Accelerated Vesting (1)		Tax Gross-up on Change of Control (2)	Continuation of Certain Benefits (3)
Steve Sanghi (4)	$1,250,734	$2,549,573	$19,379,315		$—	2 years
Ganesh Moorthy (5)	305,741	198,261	7,610,943	—	—	1 year
Mitchell R. Little (5)	287,383	143,249	3,806,718	—	—	1 year
Stephen V. Drehobl (5)	239,499	116,985	4,258,505	—	—	1 year
J. Eric Bjornholt (5)	213,757	76,623	2,564,072	—	—	1 year

(1)	Value represents the gain our named executive officers would receive, calculated as the amount of unvested RSUs multiplied by our stock price on March 31, 2015.

(2)
This payment covers any excise tax that may be payable under Section 4999 of the Code if the payments provided for under the change of control agreement constitute "parachute payments" under Section 280G of the Code and the value of the payments is more than three times the executive officer's "base amount" as defined by Section 280G(b)(3) of the Code.

(3)
Benefits continued under the change of control agreements are limited to company-paid medical, dental, vision and life insurance coverage at the same level of coverage the executive was provided immediately prior to termination of employment with Microchip. Amounts are not determinable at this time and are dependent on each executive officer's individual circumstances.

(4)
The change of control payment includes an amount equal to twice the annual salary of the executive plus a bonus equal to two times the targeted annual amount payable to such executive under our management incentive compensation plans (EMICP and DMICP) and our ECBP.

(5)
The change of control payment includes an amount equal to one times the annual salary of the executive plus a bonus equal to the targeted annual amounts payable to such executive under our management incentive compensation plans (EMICP and DMICP) and our ECBP.

Performance-Based Compensation and Financial Restatement

To date, Microchip has not experienced a financial restatement and has not considered or implemented a policy regarding retroactive adjustments to any cash or equity-based incentive compensation paid to its executive officers and other employees where such payments were predicated upon the achievement of certain financial results that would subsequently be the subject of a restatement.

Tax Deductibility

Section 162(m) of the Code disallows a corporate income tax deduction for executive compensation paid to our named executive officers in excess of $1,000,000 per year, unless that income meets permitted exceptions. In order to enhance our ability to obtain tax deductions for executive compensation, our stockholders have approved our EMICP. This allows us to seek to have such compensation under our EMICP qualify as performance-based compensation under Section 162(m). Additionally, our 2004 Equity Incentive Plan allows for the granting of performance-based awards such as RSUs. To the extent that we grant awards with such performance-based limitations, we would expect them to qualify as performance-based awards for purposes of 162(m).

To maintain flexibility in compensating Microchip's executive officers in a manner designed to promote varying corporate goals, it is not the policy of the Compensation Committee that executive compensation must be tax deductible. We intend to review the deductibility of executive officer compensation from time to time to determine whether any additional actions are advisable to obtain deductibility.

Conclusion

We believe that our executive team provided outstanding service to Microchip in fiscal 2015. We will work to assure that the executive compensation programs continue to meet Microchip's strategic goals as well as the overall objectives of the compensation program.

COMPENSATION OF NAMED EXECUTIVE OFFICERS
SUMMARY COMPENSATION TABLE

The following table lists the annual compensation for our CEO, our CFO and our three other most highly compensated executive officers (referred to as the "named executive officers") earned in the last three fiscal years:

Name and Principal Position	Year	Salary (1)	Bonus (2)	Stock Awards (3)	Non-Equity Incentive Plan Compensation (4)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings (5)	All Other Compensation (6)	Total
Steve Sanghi, President and CEO	2015	$624,897	$27,690	$3,459,535	$1,381,146	—	$8,217	$5,501,485
	2014	604,834	35,228	3,254,225	1,865,424	—	7,599	5,767,310
	2013	595,647	10,105	3,223,353	755,077	—	5,251	4,589,433
Ganesh Moorthy, COO	2015	302,185	13,314	1,441,457	204,094	—	7,686	1,968,736
	2014	290,137	18,186	1,317,155	271,392	—	6,432	1,903,302
	2013	281,686	4,773	1,248,919	108,786	—	3,245	1,647,409
Mitchell R. Little, VP, Worldwide Sales and Applications	2015	287,167	12,482	679,590	145,980	—	8,546	1,133,765
	2014	277,947	18,885	639,218	197,166	—	8,051	1,141,267
	2013	274,192	4,644	638,879	79,808	—	4,885	1,002,408
Stephen V. Drehobl, VP, MCU8 and Technology Development Division	2015	236,398	9,956	782,500	117,861	—	5,713	1,152,428
	2014	228,178	14,839	736,066	157,719	—	5,222	1,142,024
	2013	222,144	3,776	732,280	63,477	—	2,684	1,024,361
J. Eric Bjornholt, VP and CFO	2015	213,597	9,284	494,243	75,535	—	5,059	797,718
	2014	205,413	12,863	464,896	100,508	—	4,282	787,962
	2013	198,861	3,370	426,383	40,288	—	2,074	670,976

(1)	Represents the base salary earned by each executive officer in the specified fiscal year.

(2)	Represents bonuses earned by each executive officer in the specified fiscal year under our ECBP.

(3)
Represents the aggregate grant date fair value of awards of RSUs made in the specified fiscal year computed in accordance with ASC 718 Compensation - Stock Compensation. For information on the valuation assumptions made with respect to the grants of RSUs in fiscal 2015, please refer to Note 20, "Equity Incentive Plans" to Microchip's audited financial statements for the fiscal year ended March 31, 2015 included in the Original Filing.

(4)
Represents the aggregate amount of bonuses earned by each executive officer in the specified fiscal year under our EMICP and DMICP. Each executive officer received the following payments under each of such plans in the specified fiscal year:

Named Executive Officer	Year	EMICP	DMICP
Steve Sanghi	2015	$1,052,992	$328,154
	2014	1,410,358	455,066
	2013	645,960	109,117
Ganesh Moorthy	2015	155,279	48,815
	2014	205,122	66,270
	2013	93,065	15,721
Mitchell R. Little	2015	111,296	34,684
	2014	149,067	48,098
	2013	68,275	11,533
Stephen V. Drehobl	2015	89,838	28,023
	2014	119,233	38,486
	2013	54,304	9,173
J. Eric Bjornholt	2015	57,588	17,947
	2014	75,965	24,543
	2013	34,466	5,822

(5)
Any contributions under our non-qualified deferred compensation plan are invested at the discretion of the executive officer and there are no above-market or preferential earnings on such amounts made or provided by Microchip.

(6)
Consists of company-matching contributions under our 401(k) retirement savings plan and the full dollar value of premiums paid by Microchip for life insurance for the benefit of the named executive officer in the amounts shown below:

Named Executive Officer	Year	401(k)	Life Insurance
Steve Sanghi	2015	$5,804	$2,414
	2014	5,921	1,677
	2013	3,574	1,677
Ganesh Moorthy	2015	5,514	2,172
	2014	5,535	897
	2013	2,348	897
Mitchell R. Little	2015	5,477	3,069
	2014	5,477	2,574
	2013	2,311	2,574
Stephen V. Drehobl	2015	4,408	1,305
	2014	4,414	808
	2013	1,902	782
J. Eric Bjornholt	2015	4,270	789
	2014	3,972	310
	2013	1,775	299

Grants of Plan-Based Awards During Fiscal 2015

The following table sets forth information with respect to our EMICP, our DMICP, and our ECBP, as well as RSUs granted to our named executive officers under our 2004 Equity Incentive Plan, including the grant date fair value of the RSUs. Amounts listed in the "Estimated Future Payouts Under Non-Equity Incentive Plan Awards" column are annual targets based on the salaries of the named executive officers at the end of fiscal 2015. Actual payments for our bonus plans in fiscal 2015 are reflected in the Summary Compensation Table above. Equity awards in the table below were granted in fiscal 2015.

GRANTS OF PLAN-BASED AWARDS
For Fiscal Year Ended March 31, 2015

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#) (2)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($) (3)
Name	Grant Date	Threshold ($) (1)	Target ($)	Maximum ($) (1)
Steve Sanghi	4/1/2014	—	—	—	20,320	—	—	862,787
	7/1/2014	—	—	—	18,967	—	—	837,583
	7/2/2014	—	—	—	569	—	—	25,042
	10/1/2014	—	—	—	21,105	—	—	862,772
	1/2/2015	—	—	—	21,670	—	—	871,351
	—	—	1,000,587(4)	—	—	—	—	—
	—	—	250,147(5)	—	—	—	—	—
	—	—	24,053	—	—	—	—	—
Ganesh Moorthy	4/1/2014	—	—	—	8,467	—	—	359,509
	7/1/2014	—	—	—	7,677	—	—	339,016
	7/2/2014	—	—	—	463	—	—	20,377
	10/1/2014	—	—	—	8,794	—	—	359,499
	1/2/2015	—	—	—	9,029	—	—	363,056
	—	—	149,202(4)	—	—	—	—	—
	—	—	37,300(5)	—	—	—	—	—
	—	—	11,759	—	—	—	—	—
Mitchell R. Little	4/1/2014	—	—	—	3,991	—	—	169,458
	7/1/2014	—	—	—	3,726	—	—	164,540
	7/2/2014	—	—	—	112	—	—	4,929
	10/1/2014	—	—	—	4,146	—	—	169,488
	1/2/2015	—	—	—	4,257	—	—	171,174
	—	—	105,757(4)	—	—	—	—	—
	—	—	26,439(5)	—	—	—	—	—
	—	—	11,053	—	—	—	—	—
Stephen V. Drehobl	4/1/2014	—	—	—	4,596	—	—	195,146
	7/1/2014	—	—	—	4,290	—	—	189,446
	7/2/2014	—	—	—	129	—	—	5,677
	10/1/2014	—	—	—	4,774	—	—	195,161
	1/2/2015	—	—	—	4,901	—	—	197,069
	—	—	86,220(4)	—	—	—	—	—
	—	—	21,555(5)	—	—	—	—	—
	—	—	9,211	—	—	—	—	—
J. Eric Bjornholt	4/1/2014	—	—	—	2,903	—	—	123,261
	7/1/2014	—	—	—	2,710	—	—	119,674
	7/2/2014	—	—	—	81	—	—	3,565
	10/1/2014	—	—	—	3,015	—	—	123,253
	1/2/2015	—	—	—	3,096	—	—	124,490
	—	—	54,722(4)	—	—	—	—	—
	—	—	13,680(5)	—	—	—	—	—
	—	—	8,221	—	—	—	—	—

(1)
Individual awards under our EMICP, DMICP and ECBP are made quarterly and are not stated in terms of a threshold or maximum amount for an award period. The EMICP does provide that the maximum amount payable to any participant is $2.5 million for any performance period (which can be a fiscal quarter, a fiscal year or a longer period not exceeding five fiscal years).

(2)	Represents RSUs granted under Microchip's 2004 Equity Incentive Plan.

(3)
This column shows the full grant date fair value of RSU awards to the named executives in fiscal 2015. Generally, the full grant date fair value is the amount that Microchip would expense in its financial statements over the award's vesting schedule.

(4)	This annual target represents the portion of the executive officer's base salary (as measured at the end of fiscal 2015) targeted for estimated future payout in fiscal 2016 under Microchip's EMICP.

(5)	This annual target represents the portion of the executive officer's base salary (as measured at the end of fiscal 2015) targeted for estimated future payout in fiscal 2016 under Microchip's DMICP.

Summary Compensation Table and Grants of Awards Table Discussion

Based on the data in the Summary Compensation Table, the level of salary, bonus, non-equity incentive plan compensation, and other compensation in proportion to total compensation ranged from approximately 26.8% to 40.1% for our named executive officers in fiscal 2015. See the "Compensation Discussion and Analysis" section of this Amendment for further discussion of overall compensation and how compensation is determined.

We do not have employment contracts with our named executive officers, nor agreements to pay severance on involuntary termination (other than as stated in the change of control agreements discussed above under the heading "Employment Contracts, Termination of Employment and Change of Control Arrangements") or retirement.

For a discussion of the material terms of the awards listed in the Grants of Awards Table, see our discussion of the equity awards and incentive cash bonuses in the "Compensation Discussion and Analysis" section of this Amendment under the headings "Incentive Cash Bonuses," "Equity Compensation," and "Employee Cash Bonus Plan."

Microchip has not repriced any stock options or made any material modifications to any equity-based awards during the last fiscal year.

OUTSTANDING EQUITY AWARDS AT FISCAL 2015 YEAR END
	Option Awards			Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested (17) ($)
Steve Sanghi	—	—	—	24,894(1)	1,217,317
	—	—	—	24,901(2)	1,217,659
	—	—	—	31,022(3)	1,516,976
	—	—	—	26,398(4)	1,290,862
	—	—	—	25,295(5)	1,236,926
	—	—	—	28,771(6)	1,406,902
	—	—	—	28,693(7)	1,403,088
	—	—	—	27,970(8)	1,367,733
	—	—	—	25,673(9)	1,255,410
	—	—	—	25,261(10)	1,235,263
	—	—	—	23,424(11)	1,145,434
	—	—	—	21,372(12)	1,045,091
	—	—	—	20,320(13)	993,648
	—	—	—	18,967(14)	927,486
	—	—	—	569(14)	27,824
	—	—	—	21,105(15)	1,032,035
	—	—	—	21,670(16)	1,059,663
Ganesh Moorthy	—	—	—	9,187(1)	449,244
	—	—	—	9,190(2)	449,391
	—	—	—	11,449(3)	559,856
	—	—	—	9,742(4)	476,384
	—	—	—	9,335(5)	456,482
	—	—	—	11,303(6)	552,717
	—	—	—	11,272(7)	551,201
	—	—	—	10,988(8)	537,313
	—	—	—	10,391(9)	508,120
	—	—	—	10,225(10)	500,003
	—	—	—	9,481(11)	463,621
	—	—	—	8,650(12)	422,985
	—	—	—	8,467(13)	414,036
	—	—	—	7,677(14)	375,405
	—	—	—	463(14)	22,641
	—	—	—	8,794(15)	430,027
	—	—	—	9,029(16)	441,518
Mitchell R. Little	—	—	—	4,890(1)	239,121
	—	—	—	4,891(2)	239,170
	—	—	—	6,094(3)	297,997
	—	—	—	5,185(4)	253,547
	—	—	—	4,969(5)	242,984
	—	—	—	5,652(6)	276,383
	—	—	—	5,636(7)	275,600
	—	—	—	5,494(8)	268,657
	—	—	—	5,043(9)	246,603
	—	—	—	4,962(10)	242,642
	—	—	—	4,601(11)	224,989
	—	—	—	4,198(12)	205,282
	—	—	—	3,991(13)	195,160
	—	—	—	3,726(14)	182,201
	—	—	—	112(14)	5,477
	—	—	—	4,146(15)	202,739
	—	—	—	4,257(16)	208,167

OUTSTANDING EQUITY AWARDS AT FISCAL 2015 YEAR END
	Option Awards			Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested (18) ($)
Stephen V. Drehobl	—	—	—	5,038(1)	246,358
	—	—	—	5,039(2)	246,407
	—	—	—	6,278(3)	306,994
	—	—	—	5,342(4)	261,224
	—	—	—	5,721(5)	279,757
	—	—	—	6,508(6)	318,241
	—	—	—	6,490(7)	317,361
	—	—	—	6,327(8)	309,390
	—	—	—	5,807(9)	283,962
	—	—	—	5,714(10)	279,415
	—	—	—	5,298(11)	259,072
	—	—	—	4,834(12)	236,383
	—	—	—	4,596(13)	224,744
	—	—	—	4,290(14)	209,781
	—	—	—	129(14)	6,308
	—	—	—	4,774(15)	233,449
	—	—	—	4,901(16)	239,659
J. Eric Bjornholt	—	—	—	2,815(1)	137,654
	—	—	—	2,816(2)	137,702
	—	—	—	3,508(3)	171,541
	—	—	—	3,300(4)	161,370
	—	—	—	3,162(5)	154,622
	—	—	—	3,596(6)	175,844
	—	—	—	3,928(7)	192,079
	—	—	—	3,829(8)	187,238
	—	—	—	3,668(9)	179,365
	—	—	—	3,609(10)	176,480
	—	—	—	3,346(11)	163,619
	—	—	—	3,053(12)	149,292
	—	—	—	2,903(13)	141,957
	—	—	—	2,710(14)	132,519
	—	—	—	81(14)	3,961
	—	—	—	3,015(15)	147,434
	—	—	—	3,096(16)	151,394

(1)	The award vested in full on May 15, 2015.

(2)	The award vests in full on August 15, 2015, subject to continued service on such date.

(3)	The award vests in full on November 15, 2015, subject to continued service on such date.

(4)	The award vests in full on February 15, 2016, subject to continued service on such date.

(5)	The award vests in full on May 15, 2016, subject to continued service on such date.

(6)	The award vests in full on August 15, 2016, subject to continued service on such date.

(7)	The award vests in full on November 15, 2016, subject to continued service on such date.

(8)	The award vests in full on February 15, 2017, subject to continued service on such date.

(9)	The award vests in full on May 15, 2017, subject to continued service on such date.

(10)	The award vests in full on August 15, 2017, subject to continued service on such date.

(11)	The award vests in full on November 15, 2017, subject to continued service on such date.

(12)	The award vests in full on February 15, 2018, subject to continued service on such date.

(13)	The award vests in full on May 15, 2018, subject to continued service on such date.

(14)	The award vests in full on August 15, 2018, subject to continued service on such date.

(15)	The award vests in full on November 15, 2018, subject to continued service on such date.

(16)	The award vests in full on February 15, 2019, subject to continued service on such date.

(17)	Represents the number of RSUs multiplied by $48.90, the closing price of our common stock on March 31, 2015.

OPTION EXERCISES AND STOCK VESTED
For Fiscal Year Ended March 31, 2015

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Steve Sanghi, President and CEO	50,000	892,500	3,500	160,475
	95,000	1,672,000	25,607	1,174,081
	—	—	3,500	165,795
	—	—	25,995	1,231,383
	—	—	3,500	152,793
	—	—	22,958	1,002,231
	—	—	3,500	178,185
	—	—	22,612	1,151,177
Ganesh Moorthy, COO	—	—	10,609	486,423
	—	—	10,769	510,128
	—	—	9,511	415,203
	—	—	9,368	476,925
Mitchell R. Little, VP Worldwide Sales and Applications	—	—	5,853	268,360
	—	—	5,942	281,473
	—	—	5,248	229,101
	—	—	5,168	263,103
Stephen V. Drehobl, VP, MCU8 and Technology Development Division	—	—	5,853	268,360
	—	—	5,942	281,473
	—	—	5,248	229,101
	—	—	5,168	263,103
J. Eric Bjornholt, VP and CFO	—	—	3,292	150,938
	—	—	3,342	158,311
	—	—	2,952	128,870
	—	—	2,907	147,995

Non-Qualified Deferred Compensation for Fiscal Year 2015

All of our U.S. employees in director-level and above positions, including our executive officers, are eligible to defer a portion of their salary and cash bonuses into our Non-Qualified Deferred Compensation Plan (the "Deferred Compensation Plan"). Pursuant to the Deferred Compensation Plan, eligible employees can defer up to 50% of their base salary and/or cash bonuses. In general, deferral elections are made prior to January of each year for amounts to be earned in the upcoming year. Participants may invest amounts in various funds available under the Deferred Compensation Plan (in general, any of those funds traded on a nationally recognized exchange). Plan earnings are calculated by reference to actual earnings of mutual funds or other securities chosen by individual participants.

Except for a change in control or certain unforeseeable emergencies (as defined under the Deferred Compensation Plan), benefits under the plan will not be distributed until a "distribution event" has occurred. The distribution event occurs upon termination of employment.

We incur incidental expenses for administration of the Deferred Compensation Plan, and the receipt of any tax benefit we might obtain based on payment of a participant's compensation is delayed until funds (including earnings or losses on the amounts invested pursuant to the plan) are eventually distributed. We do not pay any additional compensation or guarantee minimum returns to any participant in the Deferred Compensation Plan.

The following table shows the non-qualified deferred compensation activity for each named executive officer for the fiscal year ended March 31, 2015.

NON-QUALIFIED DEFERRED COMPENSATION

Name		Executive Contributions in Last FY (1)		Company Contributions in Last FY	Aggregate Earnings in Last FY (1)	Aggregate Withdrawals/ Distributions	Aggregate Balance at Last FYE (1)
Steve Sanghi	—	$—		$—	$—	—	$—
Ganesh Moorthy	—	—	—	—	19,667	—	183,402
Mitchell R. Little	6,632	6,632	—	—	141	—	6,772
Stephen V. Drehobl	152,338	152,338	—	—	22,872	—	418,141
J. Eric Bjornholt	20,808	20,808	—	—	709	—	170,578

(1)
The executive contribution amounts shown in the table were previously reported in the "Summary Compensation Table" as salary and/or bonus for fiscal 2015 or prior fiscal years. The earnings amounts shown in the table were not previously reported for fiscal 2015 or prior years under applicable SEC rules as such earnings were not under a defined benefit or actuarial pension plan and there were no above-market or preferential earnings on such amounts made or provided by Microchip.

EQUITY COMPENSATION PLAN INFORMATION

The table below provides information about our common stock that, as of March 31, 2015, may be issued upon the vesting of RSUs and the exercise of options and rights under the following equity compensation plans (which are all of our equity compensation plans; provided, however, that new equity awards or stock purchase rights may only be issued under the Microchip 2004 Equity Incentive Plan, the Microchip 1994 International Employee Stock Purchase Plan and the Microchip 2001 Employee Stock Purchase Plan):

•	Microchip 1994 International Employee Stock Purchase Plan (the "IESPP"),

•	Microchip 2001 Employee Stock Purchase Plan (the "ESPP"),

•	Microchip 2004 Equity Incentive Plan,

•	SMSC 2002 Inducement Stock Option Plan,

•	SMSC 2003 Inducement Stock Option Plan,

•	SMSC 2004 Inducement Stock Option Plan,

•	SMSC 2005 Inducement Stock Option and Restricted Stock Plan,

•	SMSC 2009 Long Term Incentive Plan (the "LTIP"),

•	SUPERTEX 2009 Equity Plan,

•	ISSC 2011 Equity Plan, and

•	Microchip 2012 Inducement Award Plan (the "2012 Inducement Plan").

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options and vesting of RSUs	(b) Weighted average exercise price of outstanding options (1)	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity Compensation Plans Approved by Stockholders(2)	5,358,355(3)	$37.64	16,543,589(4)
Equity Compensation Plans Not Approved by Stockholders	594,860(5)	$26.97	—
Total	5,953,215	$28.41(6)	16,543,589

(1)	The weighted average exercise price does not take into account the shares issuable upon vesting of outstanding RSUs, which have no exercise price.

(2)
Beginning January 1, 2005, the shares authorized for issuance under our ESPP are subject to an annual automatic increase equal to the lesser of (i) 1,500,000 shares, (ii) one-half of one percent (0.5%) of the then outstanding shares of our common stock, or (iii) such lesser amount as is approved by our Board of Directors. Upon the approval of our Board of Directors, there were no shares added under the ESPP on January 1, 2015 based on the automatic increase provision. Beginning January 1, 2007, the shares authorized for issuance under our IESPP are subject to an annual automatic increase of equal to one-tenth of one percent (0.10%) of the then outstanding shares of our common stock. Upon the approval of our Board of Directors, there were no shares added under the IESPP on January 1, 2015 based on the automatic increase provision.

(3)
As of March 31, 2015, includes 5,266,187 shares issuable upon the vesting of RSUs granted under our 2004 Equity Incentive Plan, and 92,168 shares issuable upon the exercise of outstanding options granted under our 2004 Equity Incentive Plan.

(4)
As of March 31, 2015, includes 10,820,686 shares remaining available for future issuance under our 2004 Equity Incentive Plan. The remaining balance represents shares available for purchase under the IESPP and the ESPP.

(5)
As of March 31, 2015, includes 88,482 shares subject to outstanding SARs under the 2012 Inducement Plan. Also, includes 31,752 shares subject to outstanding awards under the 2009 LTIP; 5,488 shares subject to outstanding options under the 2005 Inducement Plan; 2,493 shares subject to outstanding options under the 2004 Inducement Plan; 680 shares subject to outstanding options under the 2003 Inducement Plan; and 226 shares subject to outstanding options under the 2002 Inducement Plan. Also, includes 404,856 shares subject to outstanding options under the 2009 Equity Plan that Supertex adopted prior to our acquisition of Supertex in April 2014. Also, includes 60,883 shares subject to outstanding options under the 2011 Equity Plan that ISSC adopted prior to our acquisition of ISSC in July 2014.

(6)	As of March 31, 2015, there were a total of 684,299 shares subject to outstanding options, with a weighted average exercise price of $28.41 per share and a weighted average term of 2.52 years.

Equity Compensation Plans Not Approved by Stockholders

Microchip 2012 Inducement Award Plan

In August 2012, our Board of Directors approved the 2012 Inducement Plan. Under our 2012 Inducement Plan, SARs were granted to certain employees of SMSC as an inducement for them to enter employment with Microchip. The 2012 Inducement Plan was not submitted to our stockholders for approval because doing so was not required under applicable rules and regulations in effect at the time the plan was adopted.

The expiration date and other provisions of awards granted under the 2012 Inducement Plan, including vesting provisions, were established at the time of grant by the Compensation Committee. No SAR may have a term of more than 10 years. If Microchip is acquired by merger, consolidation or asset sale, or there is a nomination and election of 50% or more of all members of the Board within a 36-month period whose election is without recommendation of the Board, then each outstanding SAR may be terminated at the discretion of any committee appointed by the Board upon notice to the award holder. Our Board of Directors may amend or terminate the 2012 Inducement Plan without stockholder approval, but no amendment of the 2012 Inducement Plan may adversely affect any award previously granted under the 2012 Inducement Plan without the written consent of the SAR holder.

Director Compensation

Procedures Regarding Director Compensation

The Board of Directors sets non-employee director compensation. Microchip does not pay employee directors for services provided as a member of the Board of Directors. Our program of cash and equity compensation for non-employee directors is designed to achieve the following goals: compensation should fairly pay directors for work required for a company of Microchip's size and scope; compensation should align directors' interests with the long-term interests of stockholders; compensation should be competitive so as to attract and retain qualified non-employee directors; and the structure of the compensation should be simple, transparent and easy for stockholders to understand. Non-employee director compensation is typically reviewed once per year to assess whether any adjustment is needed to further such goals. The Board of Directors has not used outside consultants in setting non-employee director compensation.

Director Fees

Effective May 10, 2011, through August 24, 2014, non-employee directors received an annual retainer of $63,000, paid in quarterly installments, and $3,000 for each meeting attended in person. Effective August 25, 2014, non-employee directors receive an annual retainer of $65,000, paid in quarterly installments, and $3,000 for each meeting attended in person. Directors do not receive any additional compensation for telephonic meetings of the Board of Directors, for meetings of committees of the Board, or for serving as a committee chair.

Equity Compensation

Under the terms of our 2004 Equity Incentive Plan, each non-employee director is automatically granted:

•
upon the date that the individual is first appointed or elected to the Board of Directors as a non-employee director, that number of restricted stock units ("RSUs") equal to $160,000 (based on the fair market value of our common stock on the grant date) which shall vest in equal 25% annual installments on each of the four anniversaries of the tenth business day of the second month of our fiscal quarter in which the grant is made; and

•
upon the date of our annual meeting, provided that the individual has served as a non-employee director for at least three months on that date and has been elected by the stockholders to serve as a member of the Board of Directors at that annual meeting, that number of RSUs equal to $84,000 (based on the fair market value of our common stock on the grant date) which shall vest in equal 50% annual installments on each of the two anniversaries of the tenth business day of the second month of our fiscal quarter in which the grant is made.

All vesting of the above grants is contingent upon the non-employee director maintaining his or her continued status as a non-employee director through the applicable vesting date.

In accordance with the foregoing, on August 25, 2014, each of Mr. Chapman, Mr. Day, Ms. Johnson and Mr. Meyercord was granted 1,760 RSUs.

The following table details the total compensation for Microchip's non-employee directors for fiscal 2015.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash	Stock Awards(1)	Option Awards	Non-Equity Incentive Plan Compensation	All Other Compensation	Total
Steve Sanghi(2)	$—	$—	$—	$—	$—	$—
Matthew W. Chapman	76,201	79,094	—	—	—	155,295
L.B. Day	76,201	79,094	—	—	—	155,295
Esther L. Johnson	76,201	79,094	—	—	—	155,295
Wade F. Meyercord	76,201	79,094	—	—	—	155,295

(1)
These stock awards were RSUs with a fair value on the grant date of $44.94 per share. The market value on the grant date was $47.71 per share with an aggregate market value of the award of approximately $84,000 for the August 25, 2014 grants to each director.

(2)	Mr. Sanghi, our Chairman of the Board, President and Chief Executive Officer, does not receive any additional compensation for his service as a member of the Board of Directors.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information with respect to securities authorized for issuance under our equity compensation plans is incorporated herein by reference to the information under the caption "Executive Compensation - Equity Compensation Plan Information" in our proxy statement for our 2015 annual meeting of stockholders.

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

Certain Transactions

During fiscal 2015, Microchip had no related-party transactions within the meaning of applicable SEC rules.

Pursuant to its charter, the Audit Committee reviews issues involving potential conflicts of interest and reviews and approves all related-party transactions as contemplated by NASDAQ and SEC rules and regulations. The Audit Committee may consult with the Board of Directors regarding certain conflict of interest matters that do not involve a member of the Board.

Director Independence

Our Board of Directors has determined that each of the following directors is an independent director as defined by applicable SEC rules and NASDAQ listing standards: Mr. Chapman, Mr. Day, Ms. Johnson and Mr. Meyercord.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item related to principal accountant fees and services as well as related pre-approval policies is incorporated by reference to the information under the caption "Fees Paid to Independent Registered Public Accounting Firm" which will be contained in our proxy statement for our 2015 annual meeting of stockholders.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Form 10-K/A:

(1)
The Exhibits filed with this Form 10-K/A or incorporated herein by reference are set forth in the Exhibit Index beginning on page 29 hereof, which Exhibit Index is incorporated herein by this reference.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MICROCHIP TECHNOLOGY INCORPORATED

By:	/s/ Steve Sanghi
Steve Sanghi President and Chief Executive Officer

Date:	June 8, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated:

Name and Signature	Title	Date

/s/ Steve Sanghi	Chairman, President and Chief Executive Officer	June 8, 2015
Steve Sanghi

/s/ Matthew W. Chapman*	Director	June 8, 2015
Matthew W. Chapman

/s/ L.B. Day*	Director	June 8, 2015
L.B. Day

/s/ Esther L. Johnson*	Director	June 8, 2015
Esther L. Johnson

/s/ Wade F. Meyercord*	Director	June 8, 2015
Wade F. Meyercord

/s/ J. Eric Bjornholt	Vice President and Chief Financial Officer	June 8, 2015
J. Eric Bjornholt	(Principal Financial and Accounting Officer)

*By: /s/ J. Eric Bjornholt
J. Eric Bjornholt Attorney-in-Fact

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith
2.1	Agreement and Plan of Merger dated as of May 22, 2014 by and among Microchip Technology (Barbados) II Incorporated and ISSC Technologies Corp.	10-K	000-21184	2.1	5/30/2014
2.2	Tender Agreement dated May 22, 2014 between Microchip Technology (Barbados) II Incorporated and Directors, Certain Officers and Certain Shareholders of ISSC Technologies Corp.	10-K	000-21184	2.2	5/30/2014
2.3	Guaranty Concerning Merger Agreement dated May 22, 2014 made by Microchip Technology Incorporated with respect to certain obligations of Microchip Technology (Barbados) II Incorporated	10-K	000-21184	2.3	5/30/2014
2.4	Guaranty Concerning Tender Agreement dated May 22, 2014 made by Microchip Technology Incorporated with respect to certain obligations of Microchip Technology (Barbados) II Incorporated	10-K	000-21184	2.4	5/30/2014
2.5	Agreement and Plan of Merger dated as of February 9, 2014 by and among Microchip Technology Incorporated, Orchid Acquisition Corporation and Supertex, Inc.	10-K	000-21184	2.5	5/30/2014
2.6	Agreement and Plan of Merger dated as of May 1, 2012 by and among Microchip Technology Incorporated, Microchip Technology Management Co. and Standard Microsystems Corporation, including Form of Voting Agreement	10-K	000-21184	2.2	5/30/2012
2.7	Agreement and Plan of Merger dated as of May 7, 2015, by and among, Microchip Technology Incorporated, Micrel, Incorporated, Mambo Acquisition Corp. and Mambo Acquisition LLC	8-K	002-21184	2.1	5/8/2015
3.1	Restated Certificate of Incorporation of Registrant	10-Q	000-21184	3.1	11/12/2002
3.2	Amended and Restated By-Laws of Registrant, as amended through October 1, 2013	10-Q	000-21184	3.1	11/8/2013
4.1	Indenture, dated as of December 7, 2007, by and between Wells Fargo Bank, National Association, as Trustee, and Microchip Technology Incorporated	8-K	000-21184	4.1	12/7/2007
4.2	Indenture dated as of February 11, 2015 between Microchip Technology Incorporated and Wells Fargo Bank, N.A.	8-K	000-21184	4.1	2/11/2015

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith
4.3	Registration Rights Agreement, dated as of December 7, 2007, by and between J.P. Morgan Securities Inc. and Microchip Technology Incorporated	8-K	000-21184	4.2	12/7/2007
10.1	Master Increasing Lender Supplement dated as of March 19, 2015, by and among Microchip Technology Incorporated and the Increasing Lenders thereto	10-K	000-21184	10.1	5/27/2015
10.2	Amendment and Restatement Agreement dated as of February 4, 2015, to the Credit Agreement, dated as of June 27, 2013, by and among Microchip Technology Incorporated, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent	8-K	000-21184	10.1	2/4/2015
10.3	Amended and Restated Credit Agreement, dated as of February 4, 2015, Microchip Technology Incorporated, the lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent	8-K	000-21184	10.2	2/4/2015
10.4	Form of Indemnification Agreement between Registrant and its directors and certain of its officers	S-1	33-57960	10.1	2/5/1993
10.5	Microchip Technology Incorporated 2012 Inducement Award Plan	S-8	333-183074	4.8	8/3/2012
10.6	*2004 Equity Incentive Plan as amended by the Board on August 17, 2012	8-K	000-21184	10.1	8/23/2012
10.7	*Form of Notice of Grant of Restricted Stock Units (officer) for 2004 Equity Incentive Plan	S-8	333-192273	10.2	11/12/2013
10.8	Form of Notice of Grant of Restricted Stock Units (non-officer) for 2004 Equity Incentive Plan	S-8	333-192273	10.3	11/12/2013
10.9	*Form of Notice of Grant for 2004 Equity Incentive Plan (including Exhibit A Stock Option Agreement)	S-8	333-119939	4.5	10/25/2004
10.10	Form of Notice of Grant (Foreign) for 2004 Equity Incentive Plan (including Exhibit A Stock Option Agreement (Foreign))	10-K	000-21184	10.4	5/23/2005
10.11	*Form of Notice of Grant of Restricted Stock Units for 2004 Equity Incentive Plan (including Exhibit A Restricted Stock Units Agreement)	10-K	000-21184	10.6	5/31/2006
10.12	*Restricted Stock Units Agreement (Domestic) for 2004 Equity Incentive Plan	10-Q	000-21184	10.3	11/7/2007
10.13	Restricted Stock Units Agreement (Foreign) for 2004 Equity Incentive Plan	10-Q	000-21184	10.4	11/7/2008

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith
10.14	*Form of Global RSU Agreement for 2004 Equity Incentive Plan (including Notice of Grant of Restricted Stock Units)	8-K	000-21184	10.1	9/27/2010
10.15	*Form of Notice of Grant For 1993 Stock Option Plan, with Exhibit A thereto, Form of Stock Option Agreement; and Exhibit B thereto, Form of Stock Purchase Agreement	S-8	333-872	10.6	1/23/1996
10.16	*Microchip Technology Incorporated 2001 Employee Stock Purchase Plan as amended through March 1, 2012	10-Q	000-21184	10.1	2/6/2012
10.17	*1997 Nonstatutory Stock Option Plan, as Amended Through March 3, 2003	10-K	000-21184	10.13	6/5/2003
10.18	*Form of Notice of Grant For 1997 Nonstatutory Stock Option Plan, with Exhibit A thereto, Form of Stock Option Agreement	10-K	000-21184	10.17	5/27/1998
10.19	Microchip Technology Incorporated International Employee Stock Purchase Plan as amended through May 19, 2014, including Purchase Agreement	10-K	000-21184	10.17	5/30/2014
10.20	*Executive Management Incentive Compensation Plan as amended on August 19, 2011	8-K	000-21184	10.1	8/24/2011
10.21	*Discretionary Executive Management Incentive Compensation Plan	10-Q	000-21184	10.5	2/6/2007
10.22	Management Incentive Compensation Plan as amended by the Board of Directors on May 17, 2013	10-K	000-21184	10.21	5/30/2013
10.23	*Microchip Technology Incorporated Supplemental Retirement Plan	S-8	333-101696	4.1.1	4/1/2009
10.24	*Adoption Agreement to the Microchip Technology Incorporated Supplemental Retirement Plan dated January 1, 1997	S-8	333-101696	4.1.3	4/1/2003
10.25	*Amendment dated December 9, 1999 to the Adoption Agreement to the Microchip Technology Incorporated Supplemental Retirement Plan	S-8	333-101696	4.1.4	4/1/2004
10.26	*February 3, 2003 Amendment to the Adoption Agreement to the Microchip Technology Incorporated Supplemental Retirement Plan	10-K	000-21184	10.28	6/5/2003
10.27	*Amendments to Supplemental Retirement Plan	10-Q	000-21184	10.1	2/9/2006
10.28	*Change of Control Severance Agreement	8-K	000-21184	10.1	12/18/2008
10.29	*Change of Control Severance Agreement	8-K	000-21184	10.2	12/18/2008
10.30	Development Agreement dated as of August 29, 1997 by and between Registrant and the City of Chandler, Arizona	10-Q	000-21184	10.1	2/13/1998

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith
10.31	Addendum to Development Agreement by and between Registrant and the City of Tempe, Arizona, dated May 11, 2000	10-K	000-21184	10.14	5/15/2001
10.32	Development Agreement dated as of July 17, 1997 by and between Registrant and the City of Tempe, Arizona	10-Q	000-21184	10.2	2/13/1998
10.33	Amended Strategic Investment Program Contract dated as of June 8, 2009 between, Multnomah County, Oregon, City of Gresham, Oregon and Microchip Technology Incorporated	8-K	000-21184	10.1	6/11/2009
21.1	Subsidiaries of Registrant	10-K	000-21184	21.1	5/27/2015
23.1	Consent of Independent Registered Public Accounting Firm	10-K	000-21184	21.1	5/27/2015
24.1	Power of Attorney included on Page 52 of the Original Filing	10-K	000-21184	21.1	5/27/2015
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (the Exchange Act)					X
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (the Exchange Act)					X
32	Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

	*Compensation plans or arrangements in which directors or executive officers are eligible to participate.