Form 10-Q
period 2015-06-30
MICROCHIP TECHNOLOGY INC
filed 2015-08-06
CIK 827054

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015.
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  (Check One)
Yes    ☐ No   ☒
Shares Outstanding of Registrant's Common Stock

Class	Outstanding at August 4, 2015
Common Stock, $0.001 par value	211,091,149 shares

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(unaudited)

Item1.	Financial Statements

ASSETS	June 30, 2015	March 31, 2015
Cash and cash equivalents	$563,547	$607,815
Short-term investments	969,003	1,351,054
Accounts receivable, net	277,033	273,937
Inventories	303,690	279,456
Prepaid expenses	33,927	34,717
Deferred tax assets	71,045	71,045
Assets held for sale	13,669	13,989
Other current assets	23,700	32,604
Total current assets	2,255,614	2,664,617
Property, plant and equipment, net	595,247	581,572
Long-term investments	898,024	383,326
Goodwill	571,660	571,271
Intangible assets, net	470,488	504,417
Other assets	65,952	75,510
Total assets	$4,856,985	$4,780,713
LIABILITIES AND EQUITY
Accounts payable	$93,655	$86,866
Accrued liabilities	111,124	100,978
Deferred income on shipments to distributors	167,529	166,128
Total current liabilities	372,308	353,972
Senior convertible debentures	1,169,583	1,174,036
Junior convertible debentures	192,162	190,870
Long-term line of credit	496,952	461,952
Long-term income tax payable	98,001	114,336
Long-term deferred tax liability	380,403	381,192
Other long-term liabilities	48,694	43,329
Stockholders' equity:
Preferred stock, $0.001 par value; authorized 5,000,000 shares; no shares issued or outstanding	—	—
Common stock, $0.001 par value; authorized 450,000,000 shares; 218,789,994 shares issued and 202,407,537 shares outstanding at June 30, 2015; 218,789,994 shares issued and 202,080,306 shares outstanding at March 31, 2015	202	202
Additional paid-in capital	1,001,935	999,515
Common stock held in treasury: 16,382,457 shares at June 30, 2015; 16,709,688 shares at March 31, 2015	(505,960)	(515,679)
Accumulated other comprehensive (loss) income	(5,171)	11,076
Retained earnings	1,607,876	1,549,540
Microchip Technology stockholders' equity	2,098,882	2,044,654
Noncontrolling interests	—	16,372
Total equity	2,098,882	2,061,026
Total liabilities and equity	$4,856,985	$4,780,713
See accompanying notes to condensed consolidated financial statements

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended
	June 30,
	2015	2014
Net sales	$533,952	$528,876
Cost of sales (1)	224,935	222,357
Gross profit	309,017	306,519
Operating expenses:
Research and development (1)	84,680	84,370
Selling, general and administrative (1)	66,849	69,255
Amortization of acquired intangible assets	34,612	36,644
Special charges, net	1,557	304
	187,698	190,573

Operating income	121,319	115,946
Losses on equity method investments	(177)	(32)
Other income (expense):
Interest income	5,528	4,742
Interest expense	(24,052)	(13,678)
Other income, net	16,947	13
Income before income taxes	119,565	106,991
Income tax (benefit) provision	(10,895)	17,082
Net income	130,460	89,909
Less: Net loss attributable to noncontrolling interests	207	—
Net income attributable to Microchip Technology	$130,667	$89,909
Basic net income per common share attributable to Microchip Technology stockholders	$0.65	$0.45
Diluted net income per common share attributable to Microchip Technology stockholders	$0.60	$0.40
Dividends declared per common share	$0.3575	$0.3555
Basic common shares outstanding	202,232	200,187
Diluted common shares outstanding	216,767	224,527
(1) Includes share-based compensation expense as follows:
Cost of sales	$1,657	$2,055
Research and development	7,098	6,309
Selling, general and administrative	5,357	4,957

See accompanying notes to condensed consolidated financial statements

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended
	June 30,
	2015	2014
Net income	$130,460	$89,909
Less: Net loss attributable to noncontrolling interests	207	—
Net income attributable to Microchip Technology	130,667	89,909

Components of other comprehensive (loss) income:
Available-for-sale securities:
Unrealized holding (losses) gains, net of tax effect of $0 and $12, respectively	(2,012)	3,060
Reclassification of realized transactions, net of tax effect of $0 and $12, respectively	(13,959)	(22)
Other comprehensive (loss) income, net of taxes	(15,971)	3,038
Less: Other comprehensive (income) loss attributable to noncontrolling interests	—	—
Other comprehensive (loss) income attributable to Microchip Technology	(15,971)	3,038

Comprehensive income	114,489	92,947
Less: Comprehensive loss attributable to noncontrolling interests	207	—
Comprehensive income attributable to Microchip Technology	$114,696	$92,947

See accompanying notes to condensed consolidated financial statements

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	June 30,
	2015	2014
Cash flows from operating activities:
Net income	$130,460	$89,909
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	60,375	60,988
Deferred income taxes	(17,509)	(2,319)
Share-based compensation expense related to equity incentive plans	14,112	13,321
Excess tax benefit from share-based compensation	(263)	—
Amortization of debt discount on convertible debentures	11,772	2,365
Amortization of debt issuance costs	958	544
Losses on equity method investments	177	32
Gain on sale of assets	(560)	—
Impairment of intangible assets	—	406
Realized gain on available-for-sale investment	(13,959)	—
Realized gain on equity method investment	(2,225)	—
Amortization of premium on available-for-sale investments	2,396	2,589
Changes in operating assets and liabilities:
Increase in accounts receivable	(3,096)	(37,247)
(Increase) decrease in inventories	(23,893)	24,991
Increase (decrease) in deferred income on shipments to distributors	1,401	(1,215)
Increase (decrease) in accounts payable and accrued liabilities	16,157	(4,415)
Change in other assets and liabilities	5,225	15,839
Net cash provided by operating activities	181,528	165,788
Cash flows from investing activities:
Purchases of available-for-sale investments	(570,501)	(172,506)
Sales and maturities of available-for-sale investments	433,446	321,203
Sale of equity method investment	2,667	—
Purchase of additional controlling interest in ISSC	(18,051)	—
Acquisition of Supertex, net of cash acquired	—	(375,365)
Investments in other assets	(1,766)	(1,123)
Proceeds from sale of assets	627	—
Capital expenditures	(33,611)	(44,637)
Net cash used in investing activities	(187,189)	(272,428)
Cash flows from financing activities:
Repayments of revolving loan under credit facility	(110,000)	(170,000)
Proceeds from borrowings on revolving loan under credit facility	145,000	504,375
Repayments of long-term borrowings	—	(4,375)
Deferred financing costs	(406)	—
Payment of cash dividends	(72,331)	(71,202)
Proceeds from sale of common stock	3,497	4,125
Tax payments related to shares withheld for vested restricted stock units	(4,464)	(4,968)
Capital lease payments	(166)	(148)
Excess tax benefit from share-based compensation	263	—
Net cash (used in) provided by financing activities	(38,607)	257,807
Net (decrease) increase in cash and cash equivalents	(44,268)	151,167
Cash and cash equivalents at beginning of period	607,815	466,603
Cash and cash equivalents at end of period	$563,547	$617,770

See accompanying notes to condensed consolidated financial statements

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Microchip Technology Incorporated and its majority-owned subsidiaries (the Company).  The Company owned 100% of the outstanding stock in all of its subsidiaries as of June 30, 2015. During the three months ended June 30, 2015, the Company purchased the remaining shares of ISSC Technologies Corporation (ISSC) as further discussed in Note 2. The noncontrolling interest in the Company's net income from ISSC has been excluded from net income attributable to the Company in the Company's condensed consolidated statements of income. All intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (US GAAP), pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC).  The information furnished herein reflects all adjustments which are, in the opinion of management, of a normal recurring nature and necessary for a fair statement of the results for the interim periods reported. Certain information and footnote disclosures normally included in audited consolidated financial statements have been condensed or omitted pursuant to such SEC rules and regulations.  It is suggested that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2015.  The results of operations for the three months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2016 or for any other period.

(2)	Business Acquisitions
Acquisition of ISSC
On July 17, 2014, the Company acquired an 83.5% interest in Taiwan based ISSC, a leading provider of low power Bluetooth and advanced wireless solutions for the Internet of Things (IoT) market. The Company acquired the 83.5% ownership interest through a tender offer process. Since the completion of the tender offer, the Company has continued to acquire additional shares of ISSC, and as of June 30, 2015, the Company had completed the acquisition of 100% of the outstanding shares of ISSC.
The acquisition was accounted for under the acquisition method of accounting. The table below represents the allocation of the purchase price, including adjustments to the purchase price allocation from the previously reported figures at March 31, 2015, to the net assets acquired based on their estimated fair values as of July 17, 2014 as well as the associated estimated useful lives of the acquired intangible assets at that date. The purchase price allocation was finalized as of June 30, 2015 (amounts in thousands):

Assets acquired	Previously Reported March 31, 2015	Adjustments	June 30, 2015
Cash and cash equivalents	$15,120	$—	$15,120
Short-term investments	27,063	—	27,063
Accounts receivable, net	8,792	—	8,792
Inventories	16,542	—	16,542
Prepaid expenses and other current assets	2,501	—	2,501
Property, plant and equipment, net	2,637	—	2,637
Goodwill	154,399	389	154,788
Purchased intangible assets	147,800	—	147,800
Other assets	1,370	—	1,370
Total assets acquired	376,224	389	376,613

Liabilities assumed
Accounts payable	(9,860)	—	(9,860)
Other current liabilities	(16,535)	—	(16,535)
Long-term income tax payable	(4,402)	(389)	(4,791)
Deferred tax liability	(25,126)	—	(25,126)
Other long-term liabilities	(245)	—	(245)
Total liabilities assumed	(56,168)	(389)	(56,557)
Net assets acquired including noncontrolling interest	320,056	—	320,056
Less: noncontrolling interest	(52,467)	—	(52,467)
Net assets acquired	$267,589	$—	$267,589

Purchased Intangible Assets	Useful Life	July 17, 2014
	(in years)	(in thousands)
Core/developed technology	10	$68,900
In-process technology	10	27,200
Customer-related	3	51,100
Backlog	1	600
		$147,800
Acquisition of Supertex
On April 1, 2014, the Company acquired Supertex Inc., a publicly traded company based in Sunnyvale, California. Supertex is a leader in high voltage analog and mixed signal technologies, with a strong position in the medical, lighting and industrial control markets.

The acquisition was accounted for under the acquisition method of accounting. The table below represents the allocation of the purchase price to the net assets acquired based on their estimated fair values as of April 1, 2014 as well as the associated estimated useful lives of the acquired intangible assets at that date. The purchase price allocation was finalized on March 31, 2015 (amounts in thousands):

Assets acquired	March 31, 2015
Cash and cash equivalents	$14,790
Short-term investments	140,984
Accounts receivable, net	7,047
Inventories	27,630
Prepaid expenses	1,493
Deferred tax assets	2,456
Other current assets	12,625
Property, plant and equipment, net	15,679
Goodwill	143,160
Purchased intangible assets	89,600
Other assets	325
Total assets acquired	455,789

Liabilities assumed
Accounts payable	(8,481)
Accrued liabilities	(19,224)
Long-term income tax payable	(3,796)
Deferred tax liability	(32,511)
Total liabilities assumed	(64,012)
Net assets acquired	$391,777

Purchased Intangible Assets	Useful Life	April 1, 2014
	(in years)	(in thousands)
Core/developed technology	10	$68,900
In-process technology	10	1,900
Customer-related	2	17,700
Backlog	1	1,100
		$89,600

(3)	Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09-Revenue from Contracts with Customers, which will supersede nearly all existing revenue recognition guidance under US GAAP.  The standard's core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The Company is evaluating its existing revenue recognition policies to determine whether any contracts in the scope of the guidance will be materially affected by the new requirements.  The effects may include identifying performance obligations in existing arrangements, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation.  On July 9, 2015, the FASB delayed the effective date by one year. In accordance with the delay, the new standard is effective for us beginning in the first quarter of the Company's 2019 fiscal year.  Early adoption is permitted, but not before the original effective date of December 15, 2016.  The standard allows for either "full retrospective" adoption, meaning the standard is applied to all of the periods presented, or "modified retrospective" adoption, meaning the standard is applied only to the most current period presented in the financial statements.  The Company is currently evaluating the transition method that will be elected.

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

In April 2015, the FASB issued ASU 2015-05-Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40), Customer's Accounting for Fees Paid in a Cloud Computing Arrangement. This standard provides guidance about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the software license element of the arrangement should be accounted for consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. ASU 2015-05 is effective for fiscal years beginning after December 15, 2015, and interim periods within those years. This standard can be adopted either prospectively to all arrangements entered into or materially modified after the effective date or retrospectively. The Company is currently evaluating the impact the adoption of this standard will have on its consolidated financial statements.

(4)	Special Charges

The Company incurred special charges related to severance, office closing and other costs associated with its acquisition activity of $1.6 million and $0.3 million for the three months ended June 30, 2015 and June 30, 2014, respectively.

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

The following table represents net sales and gross profit for each segment for the three months ended June 30, 2015 (amounts in thousands):

	Three Months Ended
	June 30, 2015
	Net Sales	Gross Profit
Semiconductor products	$510,689	$285,754
Technology licensing	23,263	23,263
	$533,952	$309,017

The following table represents net sales and gross profit for each segment for the three months ended June 30, 2014 (amounts in thousands):

	Three Months Ended
	June 30, 2014
	Net Sales	Gross Profit
Semiconductor products	$508,439	$286,082
Technology licensing	20,437	20,437
	$528,876	$306,519

(6)	Investments

The Company's investments are intended to establish a high-quality portfolio that preserves principal, meets liquidity needs, avoids inappropriate concentrations, and delivers an appropriate yield in relationship to the Company's investment guidelines and market conditions.  The following is a summary of available-for-sale securities at June 30, 2015 (amounts in thousands):

	Available-for-sale Securities
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Government agency bonds	$799,662	$494	$(1,150)	$799,006
Municipal bonds	41,142	9	(765)	40,386
Auction rate securities	9,825	—	—	9,825
Corporate bonds and debt	1,017,832	1,149	(1,171)	1,017,810
	$1,868,461	$1,652	$(3,086)	$1,867,027

The following is a summary of available-for-sale securities at March 31, 2015 (amounts in thousands):

	Available-for-sale Securities
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Government agency bonds	$741,780	$676	$(200)	$742,256
Municipal bonds	41,552	155	(9)	41,698
Auction rate securities	9,825	—	—	9,825
Time deposits (1)	506	—	—	506
Corporate bonds and debt	924,818	2,376	(265)	926,929
Marketable equity securities	1,362	11,804	—	13,166
	$1,719,843	$15,011	$(474)	$1,734,380

(1) Time deposits in various financial institutions with maturities greater than three months that will mature within one year.

At June 30, 2015, the Company's available-for-sale securities are presented on the condensed consolidated balance sheets as short-term investments of $969.0 million and long-term investments of $898.0 million.  At March 31, 2015, the Company's available-for-sale securities are presented on the condensed consolidated balance sheets as short-term investments of $1,351.1 million and long-term investments of $383.3 million.

At March 31, 2015, the Company's marketable equity securities consisted of an investment in Hua Hong Semiconductor Limited (Hua Hong), which effected its initial public offering on the Hong Kong stock exchange on October 15, 2014. This investment was previously classified as a non-marketable cost-method investment, and had a carrying value of $3.6 million. The Company sold all remaining shares of Hua Hong in the three months ended June 30, 2015.

The Company sold available-for-sale investments for proceeds of $89.2 million and $144.0 million during the three months ended June 30, 2015 and June 30, 2014, respectively. During the three months ended June 30, 2015, the Company had net realized gains of $14.0 million from sales of available-for-sale marketable equity and debt securities. The Company had no material realized gains from the sale of available-for-sale securities during the three months ended June 30, 2014. The Company determines the cost of an investment sold on an average cost basis at the individual security level for sales from multiple lots. For all other sales, the Company uses an adjusted cost basis at the individual security level.

The following tables show all investments in an unrealized loss position for which an other-than-temporary impairment has not been recognized and the related gross unrealized losses and fair value, aggregated by investment category and the length of time that the individual securities have been in a continuous unrealized loss position (amounts in thousands):

	June 30, 2015
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Government agency bonds	$442,847	$(1,061)	$14,911	$(89)	$457,758	$(1,150)
Municipal bonds	37,104	(765)	—	—	37,104	(765)
Corporate bonds and debt	424,510	(1,088)	28,059	(83)	452,569	(1,171)
	$904,461	$(2,914)	$42,970	$(172)	$947,431	$(3,086)

	March 31, 2015
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Government agency bonds	$162,948	$(142)	$29,942	$(58)	$192,890	$(200)
Municipal bonds	13,318	(9)	—	—	13,318	(9)
Corporate bonds and debt	163,095	(219)	19,021	(46)	182,116	(265)
	$339,361	$(370)	$48,963	$(104)	$388,324	$(474)

Management does not believe any of the unrealized losses represent an other-than-temporary impairment based on its evaluation of available evidence as of June 30, 2015 and the Company's intent is to hold these investments until these assets are no longer impaired, except for certain auction rate securities (ARS).  For those debt securities not scheduled to mature until after June 30, 2016, such recovery is not anticipated to occur in the next year and these investments have been classified as long-term investments on the condensed consolidated balance sheet.

The amortized cost and estimated fair value of the available-for-sale securities at June 30, 2015, by contractual maturity, excluding corporate debt of $6.2 million, which has no contractual maturity, are shown below (amounts in thousands).  Expected maturities can differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties, and the Company views its available-for-sale securities as available for current operations.

	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale
Due in one year or less	$269,962	$295	$(78)	$270,179
Due after one year and through five years	1,485,199	1,357	(2,190)	1,484,366
Due after five years and through ten years	97,285	—	(818)	96,467
Due after ten years	9,825	—	—	9,825
	$1,862,271	$1,652	$(3,086)	$1,860,837

(7)	Fair Value Measurements

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

Derivatives

The Company's derivative assets and liabilities include interest rate swaps that are classified as Level 2 as the Company uses inputs other than quoted prices that are observable for the assets or liabilities. The Level 2 derivative assets and liabilities are primarily valued using standard calculations and models that use readily observable market data as their basis.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis at June 30, 2015 are as follows (amounts in thousands):

	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Assets
Cash and cash equivalents:
Money market mutual funds	$217,606	$—	$—	$217,606
Deposit accounts	—	345,941	—	345,941
Short-term investments:
Corporate bonds and debt	—	611,880	—	611,880
Government agency bonds	—	351,247	—	351,247
Municipal bonds	—	5,876	—	5,876
Long-term investments:
Corporate bonds and debt	—	399,740	6,190	405,930
Government agency bonds	—	447,760	—	447,760
Municipal bonds	—	34,509	—	34,509
Auction rate securities	—	—	9,825	9,825
Total assets measured at fair value	$217,606	$2,196,953	$16,015	$2,430,574
Liabilities
Derivative liabilities	$—	$6,042	$—	$6,042
Total liabilities measured at fair value	$—	$6,042	$—	$6,042

Assets measured at fair value on a recurring basis at March 31, 2015 are as follows (amounts in thousands):

	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Assets
Cash and cash equivalents:
Money market mutual funds	$279,833	$—	$—	$279,833
Deposit accounts	—	327,982	—	327,982
Short-term investments:
Marketable equity securities	13,166	—	—	13,166
Corporate bonds and debt	—	756,664	—	756,664
Time deposits (1)	—	506	—	506
Government agency bonds	—	549,737	—	549,737
Municipal bonds	—	30,981	—	30,981
Long-term investments:
Corporate bonds and debt	—	164,075	6,190	170,265
Government agency bonds	—	192,519	—	192,519
Municipal bonds	—	10,717	—	10,717
Auction rate securities	—	—	9,825	9,825
Derivative assets	—	8,928	—	8,928
Total assets measured at fair value	$292,999	$2,042,109	$16,015	$2,351,123
(1) Time deposits in various financial institutions with maturities greater than three months that will mature within one year.

There were no transfers between Level 1 and Level 2 during the three-month period ended June 30, 2015 or the year ended March 31, 2015.

At June 30, 2015 and at March 31, 2015, the Company's ARS for which recent auctions were unsuccessful are made up of securities related to the insurance industry valued at $9.8 million with a par value of $22.4 million. The Company estimated the fair value of its ARS, which are classified as Level 3 securities, based on the following: (i) the underlying structure of each security; (ii) the present value of future principal and interest payments discounted at rates considered to reflect current market conditions; (iii) consideration of the probabilities of default, auction failure, or repurchase at par for each period; and (iv) estimates of the recovery rates in the event of default for each security. The significant unobservable inputs used in the fair value measurement of the ARS as of June 30, 2015 were estimated risk free discount rates, liquidity risk premium, and the liquidity horizon. The risk free discount rate applied to these securities was 2% to 2.5% adjusted for the liquidity risk premium which ranged from 9.1% to 29.5%. The anticipated liquidity horizon ranged from 7 to 10 years. A significant increase in the liquidity premium, discount rate or liquidity horizon, in isolation, would lead to a significantly lower fair value measurement. Each quarter, the Company investigates material changes in the fair value measurements of its ARS.
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

The Company's non-marketable and cost method investments are monitored on a quarterly basis for impairment charges.  The fair values of these investments have been determined as Level 3 fair value measurements because the valuations use unobservable inputs that require management's judgment due to the absence of quoted market prices. There were no impairment charges recognized on these investments during the three-month periods ended June 30, 2015 and June 30, 2014. These investments are included in other assets on the condensed consolidated balance sheet.

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

The carrying amount of cash equivalents approximates fair value because their maturity is less than three months.  Management believes the carrying amount of the equity and cost-method investments materially approximated fair value at June 30, 2015 based upon unobservable inputs. The fair values of these investments have been determined as Level 3 fair value measurements. The fair values of the Company's line of credit borrowings are estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements and approximate carrying value. Based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities, the fair value of the Company's line of credit borrowings at June 30, 2015 approximated book value and are considered Level 2 in the fair value hierarchy described in Note 7. The carrying amount of accounts receivable, accounts payable and accrued liabilities approximates fair value due to the short-term maturity of the amounts and are considered Level 2 in the fair value hierarchy.  The fair value of the Company's senior subordinated convertible debentures was $1.740 billion at June 30, 2015 and $1.788 billion at March 31, 2015. The fair value of the Company's junior subordinated convertible debentures was $1.087 billion at June 30, 2015 and $1.124 billion at March 31, 2015. The fair value of the Company's senior and junior subordinated convertible debentures are based on observable market prices for these debentures, which are traded in less active markets and are therefore classified as a Level 2 fair value measurement, and exclude the impacts of derivative activity.

(9)	Accounts Receivable

Accounts receivable consists of the following (amounts in thousands):

	June 30, 2015	March 31, 2015
Trade accounts receivable	$276,087	$269,844
Other	3,535	6,714
	279,622	276,558
Less allowance for doubtful accounts	2,589	2,621
	$277,033	$273,937

(10)	Inventories

The components of inventories consist of the following (amounts in thousands):

	June 30, 2015	March 31, 2015
Raw materials	$14,066	$13,263
Work in process	216,390	197,565
Finished goods	73,234	68,628
	$303,690	$279,456

Inventories are valued at the lower of cost or market using the first-in, first-out method. Inventory impairment charges establish a new cost basis for inventory and charges are not subsequently reversed to income even if circumstances later suggest that increased carrying amounts are recoverable.

(11)	Assets Held for Sale

During the year ended March 31, 2015, the Company began to actively market property it acquired as part of the Supertex acquisition.   In May 2015, the Company entered into an agreement to sell the property and subsequently completed the sale on July 22, 2015 for $14.3 million. As of June 30, 2015, the Company classified the assets as held for sale on its condensed consolidated balance sheet at its fair value of approximately $14.3 million, net of the estimated cost to sell of approximately $0.6 million.

(12)	Property, Plant and Equipment

Property, plant and equipment consists of the following (amounts in thousands):

	June 30, 2015	March 31, 2015
Land	$55,624	$55,624
Building and building improvements	437,751	434,403
Machinery and equipment	1,598,481	1,576,074
Projects in process	86,093	76,315
	2,177,949	2,142,416
Less accumulated depreciation and amortization	1,582,702	1,560,844
	$595,247	$581,572

Depreciation expense attributed to property, plant and equipment was $24.7 million for the three months ended June 30, 2015 and $23.3 million for the three months ended June 30, 2014.

(13)	Noncontrolling Interests

The following table presents the changes in the components of noncontrolling interests for the three months ended June 30, 2015 (amounts in thousands):

Noncontrolling Interests
Balance at March 31, 2015	$16,372
Net loss attributable to noncontrolling interests	(207)
Purchase of additional interests	(16,165)
Balance at June 30, 2015	$—

The following table presents the effect of changes in the Company's ownership interest in ISSC on the Company's stockholders' equity for the three months ended June 30, 2015 (amounts in thousands):

Three Months Ended
June 30, 2015
Net income attributable to Microchip Technology stockholders	$130,667
Decrease in paid-in capital for purchase of additional interests	(1,610)
Transfers from noncontrolling interest	(1,610)
Change from net income attributable to Microchip Technology stockholders and transfers from noncontrolling interest	$129,057

(14)	Income Taxes

The provision for income taxes reflects tax on foreign earnings and federal and state tax on U.S. earnings.  The Company had an effective tax rate benefit of 9.1% for the three-month period ended June 30, 2015 and an effective tax rate of 16.0% for the three-month period ended June 30, 2014.  The Company's effective tax rate for three-month period ended June 30, 2015 is lower compared to the prior year primarily due to a revaluation of deferred tax liabilities. The income tax benefit realized during the three-month period ended June 30, 2015 included the reversal of a previously established valuation allowance against its U.S. deferred tax assets, as well as a revaluation of its foreign deferred tax liabilities. The Company's effective tax rate is lower than statutory rates in the U.S. due primarily to its mix of earnings in foreign jurisdictions with lower tax rates.

At June 30, 2015, the Company had $203.0 million of unrecognized tax benefits.  Unrecognized tax benefits increased by $4.0 million compared to March 31, 2015 primarily as a result of the ongoing accrual for uncertain tax positions and the accrual of deficiency interest on these positions.

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

(15)	1.625% Senior Subordinated Convertible Debentures

In February 2015, the Company issued $1,725.0 million principal amount of 1.625% senior subordinated convertible debentures due February 15, 2025. The debentures are subordinated to the Company's senior debt, including amounts borrowed under its amended credit facility, but are senior to the Company's outstanding 2.125% junior subordinated convertible debentures. The debentures are convertible, subject to certain conditions, into cash, shares of the Company's common stock or a combination thereof, at the Company's election, at an initial base conversion rate of 14.5654 shares of common stock per $1,000 principal amount of debentures, representing an initial base conversion price of approximately $68.66 per share of common stock.  As a result of cash dividends paid since the issuance of the debentures, the conversion rate has been adjusted to 14.7765 shares of common stock per $1,000 of principal amount of debentures, representing a base conversion price of approximately $67.67 per share of common stock. In addition, if at the time of conversion the applicable price of the Company's common stock exceeds the base conversion price, the conversion rate will be increased by up to an additional 7.2827 shares of common stock per $1,000 principal amount of debentures, as determined pursuant to a specified formula. As a result of cash dividends paid since the issuance of the debentures, the maximum number of additional shares that may be issued if the stock price of the Company's common stock exceeds the base conversion price has been adjusted to 7.3883 shares of common stock per $1,000 principal amount of debentures. However, in no event will the conversion rate exceed 20.3915 (adjusted to 20.6871 as a result of cash dividends paid since the issuance of the debentures) shares of common stock per $1,000 principal amount of debentures. The Company received net proceeds of approximately $1,694.7 million after deduction of issuance costs of approximately $30.3 million. The $30.3 million in issuance costs were split between a debt component of $20.4 million and an equity component of $9.9 million.  The $20.4 million in debt issuance costs are recorded in other assets and are being amortized using the effective interest method over the term of the debentures.

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

As the debentures can be settled in cash upon conversion, for accounting purposes, the debentures were bifurcated into a liability component and an equity component, which are both initially recorded at fair value.  The carrying value of the equity component at June 30, 2015 and March 31, 2015 was $564.9 million.  The estimated fair value of the liability component of the debentures at the issuance date was $1,160.1 million resulting in a debt discount of $564.9 million.  The unamortized debt discount was $548.8 million at June 30, 2015 and $559.3 million at March 31, 2015.  The remaining period over which the unamortized debt discount will be recognized as non-cash interest expense is 9.62 years.  In the three months ended June 30, 2015, the Company recognized $10.5 million in non-cash interest expense related to the amortization of the debt discount.  The Company recognized $7.0 million of interest expense related to the 1.625% coupon on the debentures in the three months ended June 30, 2015. The effective interest rate of the debentures is 6.1%.

(16)	2.125% Junior Subordinated Convertible Debentures

The Company's $575.0 million principal amount of 2.125% junior subordinated convertible debentures due December 15, 2037, are subordinated in right of payment to any future senior debt of the Company and are effectively subordinated in right of payment to the liabilities of the Company's subsidiaries.  The debentures are convertible, subject to certain conditions, into cash, shares of the Company's common stock or a combination thereof, at the Company's election, at an initial conversion rate of 29.2783 shares of common stock per $1,000 principal amount of debentures, representing an initial conversion price of approximately $34.16 per share of common stock.  As of June 30, 2015, the holders of the debentures had the right to convert their debentures between July 1, 2015 and September 30, 2015 because for at least 20 trading days during the 30 consecutive trading day period ending on June 30, 2015, the Company's common stock had a last reported sale price greater than 130% of the conversion price. As of June 30, 2015, a holder could realize more economic value by selling its debentures in the over the counter market than from converting its debentures. As a result of cash dividends paid since the issuance of the debentures, the conversion rate has been adjusted to 40.1485 shares of common stock per $1,000 of principal amount of debentures, representing a conversion price of approximately $24.91 per share of common stock. The if-converted value of the debentures exceed the principal amount by $519.9 million at June 30, 2015. The debentures include a contingent interest mechanism that begins in December 2017. The terms of the contingent interest include a 0.25% interest rate if the debentures are trading at less than $400 and 0.5% if the debentures are trading at greater than $1,500. Based on the current trading price of the debentures, the contingent interest rate in calendar year 2017 would be 0.5%.

As the debentures can be settled in cash upon conversion, for accounting purposes, the debentures were bifurcated into a liability component and an equity component, which are both initially recorded at fair value.  The carrying value of the equity component at June 30, 2015 and at March 31, 2015 was $411.2 million.  The estimated fair value of the liability component of the debentures at the issuance date was $163.8 million, resulting in a debt discount of $411.2 million.  The unamortized debt discount was $382.4 million at June 30, 2015 and $383.7 million at March 31, 2015.  The remaining period over which the unamortized debt discount will be recognized as non-cash interest expense is 22.5 years.  In the three months ended June 30, 2015, the Company recognized $1.3 million in non-cash interest expense related to the amortization of the debt discount.  In the three months ended June 30, 2014, the Company recognized $2.4 million in non-cash interest expense related to the amortization of the debt discount.  The Company recognized $3.1 million of interest expense related to the 2.125% coupon on the debentures in the three months ended June 30, 2015 compared to $6.1 million in the three months ended June 30, 2014. The Company acquired $575.0 million in aggregate principal amount of its 2.125% junior subordinated convertible debentures in the March 2015 quarter which is the primary reason for the reductions of interest expense in the three months ended June 30, 2015 compared to the prior year period. The effective interest rate of the debentures is 9.1%.

(17)	Credit Facility

In February 2015, the Company amended its existing $2.0 billion credit agreement by increasing the revolving credit facility to $2.555 billion and removing the term loan portion of the agreement. The new credit agreement includes two tranches. One tranche consists of bank commitments through February 2020 and another tranche consists of bank commitments through June 2018, the maturity date of the original credit agreement. The Company's increase option was also adjusted to $300 million. The credit agreement provides for a $125 million foreign currency sublimit, a $25 million letter of credit sublimit and a $25 million swingline loan sublimit. The amended credit agreement was accounted for as a modification and as such any remaining unamortized deferred costs associated with the prior credit agreement was associated with the new credit agreement since the borrowing capacity was increased. At June 30, 2015, $497.0 million of revolving credit facility borrowings were outstanding under the credit agreement compared to $462.0 million at March 31, 2015.

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

Interest is due and payable in arrears quarterly for loans bearing interest at the base rate and at the end of an interest period (or at each three-month interval in the case of loans with interest periods greater than three months) in the case of loans bearing interest at the adjusted LIBOR rate. Interest expense related to the credit agreement was approximately $3.6 million in the three months ended June 30, 2015 and approximately $5.0 million in the three months ended June 30, 2014. Principal, together with all accrued and unpaid interest, is due and payable on the respective tranche maturity date, which is June 27, 2018 and February 4, 2020. The weighted average interest rate on short-term borrowings outstanding at June 30, 2015 related to the credit agreement was 1.44%. The Company also pays a quarterly commitment fee on the available but unused portion of its line of credit which is calculated on the average daily available balance during the period. The Company may prepay the loans and terminate the commitments, in whole or in part, at any time without premium or penalty, subject to certain conditions including minimum amounts in the case of commitment reductions and reimbursement of certain costs in the case of prepayments of LIBOR loans.

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

The credit agreement contains customary affirmative and negative covenants, including covenants that limit or restrict the Company and its subsidiaries' ability to, among other things, incur subsidiary indebtedness, grant liens, merge or consolidate, dispose of assets, make investments, make acquisitions, enter into certain transactions with affiliates, pay dividends or make distributions, repurchase stock, enter into restrictive agreements and enter into sale and leaseback transactions, in each case subject to customary exceptions for a credit facility of this size and type. The Company is also required to maintain compliance with consolidated senior and total leverage ratios and a consolidated interest coverage ratio. At June 30, 2015, the Company was in compliance with these covenants.

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

The Company's technology license agreements generally include an indemnification clause that indemnifies the licensee against liability and damages (including legal defense costs) arising from any claims of patent, copyright, trademark or trade secret infringement by the Company's proprietary technology.  The terms of these indemnification provisions approximate the terms of the outgoing technology license agreements, which are typically perpetual unless terminated by either party for breach.  The possible amount of future payments the Company could be required to make based on agreements that specify indemnification limits, if such indemnifications were required on all of these agreements, is approximately $139 million. There are some licensing agreements in place that do not specify indemnification limits.  The Company had not recorded any liabilities related to these indemnification obligations as of June 30, 2015.

(19)	Derivative Instruments

Freestanding Derivative Forward Contracts

Foreign Currency Exchange Rate Risk

The Company has international operations and is thus subject to foreign currency rate fluctuations.  To help manage the risk of changes in foreign currency rates, the Company periodically enters into derivative contracts comprised of foreign currency forward contracts to hedge its asset and liability foreign currency exposure and a portion of its foreign currency operating expenses.  Approximately 99% of the Company's sales are U.S. dollar denominated.  To date, the exposure related to foreign exchange rate volatility has not been material to the Company's operating results.  As of June 30, 2015 and March 31, 2015, the Company had no foreign currency forward contracts outstanding. The Company recognized an immaterial amount of net realized gains and losses on foreign currency forward contracts in each of the three months ended June 30, 2015 and 2014. Gains and losses from changes in the fair value of these foreign currency forward contracts and foreign currency exchange rate fluctuations are credited or charged to Other Income (Expense) on the condensed consolidated statements of income. The Company does not apply hedge accounting to its foreign currency derivative instruments.

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

In March 2015, the Company entered into ten-year fixed-to-floating interest rate swap agreements designated as fair value hedges of the changes in fair value of a portion of the Company's fixed-rate 1.625% senior subordinated convertible debentures due to changes in the LIBOR swap rate, the designated benchmark interest rate. The Company pays variable interest equal to the three-month LIBOR minus 53.6 basis points, and it receives a fixed interest rate of 1.625%. The notional amount of these contracts outstanding at June 30, 2015 and at March 31, 2015 was $431.3 million, representing 25% of the principal amount of the senior subordinated convertible debentures.

The following table summarizes the location and fair value amounts of derivative instruments reported on the condensed consolidated balance sheets (amounts in thousands):

	June 30, 2015		March 31, 2015
Derivatives designated as hedging instruments	Other long-term liabilities	Other assets	Other long-term liabilities	Other assets
Interest rate contracts	$6,042	$—	$—	$8,928

The following table summarizes the location and amount of the gain or loss on the hedged item attributable to the changes in the LIBOR swap rate and the offsetting gain or loss on the related interest rate swap agreements for the three months ended June 30, 2015. The difference represents hedge ineffectiveness (amounts in thousands):

Income Statement Classification	Gain (Loss) on Senior Subordinated Convertible Debentures	Gain (Loss) on Interest Rate Swap
Other Income (Expense)	$14,931	$(14,971)

(20)	Comprehensive Income (Loss)

The following table presents the changes in the components of accumulated other comprehensive income (AOCI) for the three months ended June 30, 2015 (amounts in thousands):

	Unrealized holding gains (losses) available-for-sale securities	Minimum pension liability	Foreign Currency	Total
Balance at March 31, 2015	$14,537	$13	$(3,474)	$11,076
Other comprehensive (loss) income before reclassifications	(2,012)	—	—	(2,012)
Amounts reclassified from accumulated other comprehensive (loss) income	(13,959)	—	—	(13,959)
Net other comprehensive (loss) income	(15,971)	—	—	(15,971)
Purchase of shares from noncontrolling interest	—	—	(276)	(276)
Balance at June 30, 2015	$(1,434)	$13	$(3,750)	$(5,171)

The table below details where reclassifications of realized transactions out of AOCI are recorded on the condensed consolidated statements of income (amounts in thousands):

	Three Months Ended
	June 30,
Description of AOCI Component	2015	2014	Related Statement of Income Line
Unrealized gains on available-for-sale securities	$13,959	$34	Other income
Taxes	—	(12)	Provision for income taxes
Reclassification of realized transactions, net of taxes	$13,959	$22	Net income

(21)	Share-Based Compensation

The following table presents the details of the Company's share-based compensation expense (amounts in thousands):

	Three Months Ended
	June 30,
	2015		2014
Cost of sales	$1,657	(1)	$2,055	(1)
Research and development	7,098		6,309
Selling, general and administrative	5,357		4,957
Pre-tax effect of share-based compensation	14,112		13,321
Income tax benefit	3,532		1,420
Net income effect of share-based compensation	$10,580		$11,901

(1) During the three months ended June 30, 2015, $1.8 million of share-based compensation expense was capitalized to inventory and $1.7 million of previously capitalized share-based compensation expense in inventory was sold.  During the three months ended June 30, 2014, $1.7 million of share-based compensation expense was capitalized to inventory and $2.1 million of previously capitalized share-based compensation expense in inventory was sold.

(22)	Net Income Per Common Share Attributable to Microchip Technology Stockholders

The following table sets forth the computation of basic and diluted net income per common share attributable to Microchip Technology stockholders (in thousands, except per share amounts):

	Three Months Ended
	June 30,
	2015	2014
Net income attributable to Microchip Technology	$130,667	$89,909
Weighted average common shares outstanding	202,232	200,187
Dilutive effect of stock options and RSUs	3,392	3,792
Dilutive effect of 2037 junior subordinated convertible debentures	11,143	20,548
Weighted average common and potential common shares outstanding	216,767	224,527
Basic net income per common share attributable to Microchip Technology stockholders	$0.65	$0.45
Diluted net income per common share attributable to Microchip Technology stockholders	$0.60	$0.40

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

Diluted net income per common share attributable to stockholders for the three months ended June 30, 2015 and June 30, 2014 includes 11,142,772 shares and 20,547,832 shares, respectively, issuable upon the exchange of the Company's 2.125% junior subordinated convertible debentures due December 15, 2037 (see Note 16).  The debentures have no impact on diluted net income per common share unless the average price of the Company's common stock exceeds the conversion price because the principal amount of the debentures will be settled in cash upon conversion.  Prior to conversion, the Company will include, in the diluted net income per common share calculation, the effect of the additional shares that may be issued when the Company's common stock price exceeds the conversion price using the treasury stock method.  The weighted average conversion price per share used in calculating the dilutive effect of the convertible debt for the three-month periods ended June 30, 2015 and June 30, 2014 was $25.01 and $25.75, respectively.

There were no shares issuable upon the exchange of the Company's 1.625% senior subordinated convertible debentures due February 15, 2025 (see Note 15). The debentures have no impact on diluted net income per common share unless the average price of the Company's common stock exceeds the conversion price because the principal amount of the debentures will be settled in cash upon conversion.  Prior to conversion, the Company will include, in the diluted net income per common share calculation, the effect of the additional shares that may be issued when the Company's common stock price exceeds the conversion price using the treasury stock method.  The weighted average conversion price per share used in calculating the dilutive effect of the convertible debt for the three months ended June 30, 2015 was $67.95.

Weighted average common shares exclude the effect of option shares which are not dilutive.  There were no antidilutive option shares for the three months ended June 30, 2015 and June 30, 2014.

(23)	Dividends

A quarterly cash dividend of $0.3575 per share was paid on June 4, 2015 in the aggregate amount of $72.3 million.  A quarterly cash dividend of $0.358 per share was declared on August 3, 2015 and will be paid on September 25, 2015 to stockholders of record as of September 11, 2015. The Company expects the September payment of its quarterly cash dividend to be approximately $75.7 million.

(24)	Subsequent Event

On August 3, 2015, the Company completed its acquisition of Micrel Incorporated (Micrel).  Under the terms of the merger agreement executed on May 7, 2015, Micrel shareholders were able to elect to receive the $14.00 per share purchase price in either cash or shares of Microchip common stock.  Based on the results of the shareholder elections, the Company paid an aggregate of approximately $430 million in cash and issued an aggregate of 8,626,795 shares of its common stock to Micrel shareholders.  The number of shares of the Company's common stock that a Micrel shareholder will receive is based on a conversion ratio of $14.00 divided by the average of the Company's closing stock price for the ten most recent trading days ending on the second to last trading day prior to August 3, 2015, which is $42.888 per share.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

This report, including "Part I – Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Part II - Item 1A Risk Factors" contains certain forward-looking statements that involve risks and uncertainties, including statements regarding our strategy, financial performance and revenue sources.  We use words such as "anticipate," "believe," "plan," "expect," "future," "continue," "intend" and similar expressions to identify forward-looking statements.  Our actual results could differ materially from the results anticipated in these forward-looking statements as a result of certain factors including those set forth under "Risk Factors," beginning at page 40 and elsewhere in this Form 10-Q.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  You should not place undue reliance on these forward-looking statements.  We disclaim any obligation to update information contained in any forward-looking statement.  These forward-looking statements include, without limitation, statements regarding the following:

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

•
Our expectation that our inventory levels will be up between 2 and 17 days in the September 2015 quarter compared to the June 2015 quarter and that it will allow us to maintain competitive lead times and provide strong delivery performance to our customers;

•	The effect that distributor and customer inventory holding patterns will have on us;

•	Our belief that customers recognize our products and brand name and use distributors as an effective supply channel;

•	Anticipating increased customer requirements to meet voluntary criteria related to the reduction or elimination of substances in our products;

•	Our belief that deferred cost of sales are recorded at their approximate carrying value and will have low risk of material impairment;

•	Our belief that our direct sales personnel combined with our distributors provide an effective means of reaching our customer base;

•	Our ability to increase the proprietary portion of our analog and interface product lines and the effect of such an increase;

•	Our belief that our processes afford us both cost-effective designs in existing and derivative products and greater functionality in new product designs;

•	The impact of any supply disruption we may experience;

•	Our ability to effectively utilize our facilities at appropriate capacity levels and anticipated costs;

•	That we adjust capacity utilization to respond to actual and anticipated business and industry-related conditions;

•	That our existing facilities will provide sufficient capacity to respond to increases in demand with modest incremental capital expenditures;

•	That manufacturing costs will be reduced by transition to advanced process technologies;

•	Our ability to maintain manufacturing yields;

•	Continuing our investments in new and enhanced products;

•	The cost effectiveness of using our own assembly and test operations;

•	Our anticipated level of capital expenditures;

•	Our intent to repurchase the approximate number of shares we will issue in connection with our acquisition of Micrel;

•	Continuation and amount of quarterly cash dividends;

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

We begin our Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) with a summary of our overall business strategy to give the reader an overview of the goals of our business and the overall direction of our business and products.  This is followed by a discussion of the Critical Accounting Policies and Estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results.  We then discuss our Results of Operations for the three months ended June 30, 2015 compared to the three months ended June 30, 2014.  We then provide an analysis of changes in our balance sheet and cash flows, and discuss our financial commitments in sections titled "Liquidity and Capital Resources," "Contractual Obligations" and "Off-Balance Sheet Arrangements."

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

See "Our operating results are impacted by both seasonality and the wide fluctuations of supply and demand in the semiconductor industry," on page 42 for discussion of the impact of seasonality on our business.

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

We sell the majority of the items in our product catalog to our distributors worldwide at a uniform list price.  However, distributors resell our products to end customers at a very broad range of individually negotiated price points.  The majority of our distributors' resales require a reduction from the original list price paid.  Often, under these circumstances, we remit back to the distributor a portion of their original purchase price after the resale transaction is completed in the form of a credit against the distributors' outstanding accounts receivable balance.  The credits are on a per unit basis and are not given to the distributor until they provide information to us regarding the sale to their end customer.  The price reductions vary significantly based on the customer, product, quantity ordered, geographic location and other factors and discounts to a price less than our cost have historically been rare.  The effect of granting these credits establishes the net selling price to our distributors for the product and results in the net revenue recognized by us when the product is sold by the distributors to their end customers.  Thus, a portion of the "deferred income on shipments to distributors" balance represents the amount of distributors' original purchase price that will be credited back to the distributor in the future.  The wide range and variability of negotiated price concessions granted to distributors does not allow us to accurately estimate the portion of the balance in the deferred income on shipments to distributors account that will be credited back to the distributors.  Therefore, we do not reduce deferred income on shipments to distributors or accounts receivable by anticipated future concessions; rather, price concessions are typically recorded against deferred income on shipments to distributors and accounts receivable when incurred, which is generally at the time the distributor sells the product.  At June 30, 2015, we had approximately $259.9 million of deferred revenue and $92.4 million in deferred cost of sales recognized as $167.5 million of deferred income on shipments to distributors.  At March 31, 2015, we had approximately $260.9 million of deferred revenue and $94.8 million in deferred cost of sales recognized as $166.1 million of deferred income on shipments to distributors.  The deferred income on shipments to distributors that will ultimately be recognized in our income statement will be lower than the amount reflected on the balance sheet due to additional price credits to be granted to the distributors when the product is sold to their customers.  These additional price credits historically have resulted in the deferred income approximating the overall gross margins that we recognize in the distribution channel of our business.

Distributor advances, reflected as a reduction of deferred income on shipments to distributors on our condensed consolidated balance sheets, totaled $113.6 million at June 30, 2015 and $116.0 million at March 31, 2015.  On sales to distributors, our payment terms generally require the distributor to settle amounts owed to us for an amount in excess of their ultimate cost.  The sales price to our distributors may be higher than the amount that the distributors will ultimately owe us because distributors often negotiate price reductions after purchasing product from us and such reductions are often significant.  It is our practice to apply these negotiated price discounts to future purchases, requiring the distributor to settle receivable balances, on a current basis, generally within 30 days, for amounts originally invoiced.  This practice has an adverse impact on the working capital of our distributors.  As such, we have entered into agreements with certain distributors whereby we advance cash to the distributors to reduce the distributor's working capital requirements.  These advances are reconciled at least on a quarterly basis and are estimated based on the amount of ending inventory as reported by the distributor multiplied by a negotiated percentage.  Such advances have no impact on our revenue recognition or our condensed consolidated statements of income.  We process discounts taken by distributors against our deferred income on shipments to distributors' balance and true-up the advanced amounts generally after the end of each completed fiscal quarter.  The terms of these advances are set forth in binding legal agreements and are unsecured, bear no interest on unsettled balances and are due upon demand.  The agreements governing these advances can be canceled by us at any time.

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

Business Combinations

All of our business combinations are accounted for at fair value under the acquisition method of accounting.  Under the acquisition method of accounting, (i) acquisition-related costs, except for those costs incurred to issue debt or equity securities, will be expensed in the period incurred; (ii) non-controlling interests will be valued at fair value at the acquisition date; (iii) in-process research and development will be recorded at fair value as an intangible asset at the acquisition date and amortized once the technology reaches technological feasibility; (iv) restructuring costs associated with a business combination will be expensed subsequent to the acquisition date; and (v) changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date will be recognized through income tax expense or directly in contributed capital.  The measurement of the fair value of assets acquired and liabilities assumed requires significant judgment.  The valuation of intangible assets and acquired investments, in particular, requires that we use valuation techniques such as the income approach. The income approach includes the use of a discounted cash flow model, which includes discounted cash flow scenarios and requires the following significant estimates: revenue, expenses, capital spending and other costs, and discount rates based on the respective risks of the cash flows.  The valuation of non-marketable equity investments acquired also takes into account variables such as conditions reflected in the capital markets, recent financing activity by the investees, the investees' capital structure and the terms of the investees' issued interests. Under the acquisition method of accounting, the aggregate amount of consideration we pay for a company is allocated to net tangible assets and intangible assets based on their estimated fair values as of the acquisition date.  The excess of the purchase price over the value of the net tangible assets and intangible assets is recorded to goodwill. On an annual basis, we test goodwill for impairment and through June 30, 2015, we have never recorded an impairment charge against our goodwill balance.

Share-based Compensation

We measure at fair value and recognize compensation expense for all share-based payment awards, including grants of employee stock options, restricted stock units (RSUs) and employee stock purchase rights, to be recognized in our financial statements based on their respective grant date fair values.  Total share-based compensation during the three months ended June 30, 2015 was $14.1 million, of which $12.5 million was reflected in operating expenses.  Total share-based compensation included in cost of sales during the three months ended June 30, 2015 was $1.7 million.  Total share-based compensation included in our inventory balance was $4.4 million at June 30, 2015.

Determining the appropriate fair-value model and calculating the fair value of share-based awards at the date of grant requires judgment.  The fair value of our RSUs is based on the fair market value of our common stock on the date of grant discounted for expected future dividends.  We use the Black-Scholes option pricing model to estimate the fair value of employee stock options and rights to purchase shares under our employee stock purchase plans.  Option pricing models, including the Black-Scholes model, require the use of input assumptions, including expected volatility, expected life, expected dividend rate, and expected risk-free rate of return.  We use a blend of historical and implied volatility based on options freely traded in the open market as we believe this is most reflective of market conditions and a better indicator of expected volatility than using purely historical volatility.  The expected life of the awards is based on historical and other economic data trended into the future.  The risk-free interest rate assumption is based on observed interest rates appropriate for the terms of our awards.  The dividend yield assumption is based on our history and expectation of future dividend payouts.  We estimate the number of share-based awards that will be forfeited due to employee turnover.  Quarterly changes in the estimated forfeiture rate can have a significant effect on reported share-based compensation, as the impact on prior period amortization for all unvested awards is recognized in the period the forfeiture estimate is changed.  If the actual forfeiture rate is higher or lower than the estimated forfeiture rate, then an adjustment is made to increase or decrease the estimated forfeiture rate, which will result in a decrease or increase to the expense recognized in our financial statements.  If forfeiture adjustments are made, they would affect our gross margin, research and development expenses, and selling, general and administrative expenses.  The effect of forfeiture adjustments in the first quarter of fiscal 2016 was immaterial.

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

In periods where our production levels are substantially below our normal operating capacity, the reduced production levels of our manufacturing facilities are charged directly to cost of sales.  There was no charge to cost of sales for reduced production levels in the three-month period ended June 30, 2015. Approximately $0.8 million was charged to cost of sales in the three-month period ended June 30, 2014.

Income Taxes

As part of the process of preparing our condensed consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate.  This process involves estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes.  These differences result in deferred tax assets and liabilities, which are included within our condensed consolidated balance sheets.  We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income within the relevant jurisdiction and to the extent we believe that recovery is not likely, we must establish a valuation allowance.  We have provided valuation allowances for certain of our deferred tax assets, including state net operating loss carryforwards, foreign tax credits and state tax credits, where it is more likely than not that some portion, or all of such assets, will not be realized. At June 30, 2015, the valuation allowances totaled $115.3 million. Should we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.  At June 30, 2015, our deferred tax asset, net of valuation allowances, was $71.1 million.

Various taxing authorities in the U.S. and other countries in which we do business scrutinize the tax structures employed by businesses.  Companies of our size and complexity are regularly audited by the taxing authorities in the jurisdictions in which they conduct significant operations.  Microchip is currently under IRS audit for fiscal years 2011 and 2012. We recognize liabilities for anticipated tax audit issues in the U.S. and other tax jurisdictions based on our estimate of whether, and the extent to which, additional tax payments are probable.  We believe that we maintain adequate tax reserves to offset any potential tax liabilities that may arise upon these and other pending audits in the U.S. and other countries in which we do business.  If such amounts ultimately prove to be unnecessary, the resulting reversal of such reserves would result in tax benefits being recorded in the period the reserves are no longer deemed necessary.  If such amounts ultimately prove to be less than an ultimate assessment, a future charge to expense would be recorded in the period in which the assessment is determined.

Senior and Junior Subordinated Convertible Debentures

We separately account for the liability and equity components of our senior and junior subordinated convertible debentures in a manner that reflects our nonconvertible debt (unsecured debt) borrowing rate when interest cost is recognized.  This results in a bifurcation of a component of the debt, classification of that component in equity and the accretion of the resulting discount on the debt to be recognized as part of interest expense in our condensed consolidated statements of income.  Lastly, we include the dilutive effect of the shares of our common stock issuable upon conversion of the outstanding senior and junior subordinated convertible debentures in our diluted income per share calculation regardless of whether the market price triggers or other contingent conversion features have been met.  We apply the treasury stock method as we have the intent and have adopted an accounting policy to settle the principal amount of the senior and junior subordinated convertible debentures in cash.  This method results in incremental dilutive shares when the average fair value of our common stock for a reporting period exceeds the conversion prices per share which were $67.67 and $24.91 for the senior and junior subordinated convertible debentures, respectively, at June 30, 2015 and adjusts as dividends are recorded in the future.

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

Results of Operations

The following table sets forth certain operational data as a percentage of net sales for the periods indicated:

	Three Months Ended
	June 30,
	2015	2014
Net sales	100.0%	100.0%
Cost of sales	42.1	42.0
Gross profit	57.9	58.0
Research and development	15.9	16.0
Selling, general and administrative	12.5	13.1
Amortization of acquired intangible assets	6.5	6.9
Special charges, net	0.3	0.1
Operating income	22.7%	21.9%

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

Our net sales for the quarter ended June 30, 2015 were $534.0 million, a decrease of 1.7% from the previous quarter's sales of $543.2 million, and an increase of 1.0% from net sales of $528.9 million in the quarter ended June 30, 2014. The decrease in net sales in the quarter ended June 30, 2015 over the previous quarter was due primarily to weaker general economic and semiconductor industry conditions. The increase in net sales in the three months ended June 30, 2015 compared to the three months ended June 30, 2014 was due primarily to our acquisition of ISSC and market share gains which offset weaker general economic and semiconductor industry conditions. The number of units and the average selling prices for our semiconductor products were up approximately 1% for the three months ended June 30, 2015 over the corresponding period of the previous fiscal year. The average selling prices and the unit volumes of our sales are impacted by the mix of our products sold and overall semiconductor market conditions.  Key factors related to the amount of net sales during the three months ended June 30, 2015 compared to the three months ended June 30, 2014 include:

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

Net sales by product line for the three months ended June 30, 2015 and 2014 were as follows (dollars in thousands):

	Three Months Ended
	June 30,
	(unaudited)
	2015	%	2014	%
Microcontrollers	$348,170	65.2	$343,761	65.0
Analog, interface and mixed signal products	127,055	23.8	125,357	23.7
Memory products	31,773	5.9	33,379	6.3
Technology licensing	23,263	4.4	20,437	3.9
Other	3,691	0.7	5,942	1.1
Total sales	$533,952	100.0%	$528,876	100.0%

Microcontrollers

Our microcontroller product line represents the largest component of our total net sales.  Microcontrollers and associated application development systems accounted for approximately 65.2% of our net sales for the three-month period ended June 30, 2015 compared to approximately 65.0% of our net sales for the three-month period ended June 30, 2014.

Net sales of our microcontroller products increased approximately 1.3% in the three-month period ended June 30, 2015 compared to the three-month period ended June 30, 2014. This sales increase was driven primarily by our acquisition of ISSC and market share gains which offset weaker general economic and semiconductor industry conditions in the end markets we serve including the consumer, automotive, industrial control, communications and computing markets.

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

Analog, Interface and Mixed Signal Products

Sales of our analog, interface and mixed signal products accounted for approximately 23.8% of our net sales for the three-month period ended June 30, 2015 compared to approximately 23.7% of our net sales for the three-month period ended June 30, 2014.

Net sales of our analog, interface and mixed signal products increased approximately 1.4% in the three-month period ended June 30, 2015 compared to the three-month period ended June 30, 2014. This sales increase was driven primarily by general economic and semiconductor industry conditions and market share gains achieved within the analog, interface and mixed signal market.

Analog, interface and mixed signal products can be proprietary or non-proprietary in nature.  Currently, we consider more than 80% of our analog, interface and mixed signal products to be proprietary in nature, where prices are relatively stable, similar to the pricing stability experienced in our microcontroller products.  The non-proprietary portion of our analog, interface and mixed signal business will experience price fluctuations driven primarily by the current supply and demand for those products.  We may be unable to maintain the average selling prices of our analog, interface and mixed signal products as a result of increased pricing pressure in the future, which would adversely affect our operating results.  We anticipate the proprietary portion of our analog, interface and mixed signal products will increase over time.

Memory Products

Sales of our memory products accounted for approximately 5.9% of our net sales for the three-month period ended June 30, 2015 compared to approximately 6.3% of our net sales for the three-month period ended June 30, 2014.

Net sales of our memory products decreased approximately 4.8% in the three-month period ended June 30, 2015 compared to the three-month period ended June 30, 2014. The change in net sales of our memory products over these periods was driven primarily by customer demand conditions within the Serial EEPROM and Flash memory markets.

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

Technology Licensing

Technology licensing revenue includes a combination of royalties associated with licenses for the use of our SuperFlash and other technologies and fees for engineering services.  Technology licensing accounted for approximately 4.4% of our net sales for the three-month period ended June 30, 2015 compared to approximately 3.9% of our net sales for the three-month period ended June 30, 2014.

Net sales related to our technology licensing increased approximately 13.8% in the three-month period ended June 30, 2015 compared to the three-month period ended June 30, 2014. Revenue from technology licensing can fluctuate over time based on the production activities of our licensees as well as general economic and semiconductor industry conditions.

Other

Revenue from wafer foundry and assembly and test subcontracting services accounted for approximately 0.7% of our net sales for the three-month period ended June 30, 2015 compared to approximately 1.1% of our net sales for the three-month period ended June 30, 2014.

Distribution

Distributors accounted for approximately 52.2% of our net sales in the three-month period ended June 30, 2015 and approximately 51.5% of our net sales in the three-month period ended June 30, 2014.  Our distributors focus primarily on servicing the product requirements of a broad base of diverse customers.  We believe that distributors provide an effective means of reaching this broad and diverse customer base.  We believe that customers recognize Microchip for its products and brand name and use distributors as an effective supply channel.

Generally, we do not have long-term agreements with our distributors and we, or our distributors, may terminate our relationships with each other with little or no advance notice.  The loss of, or the disruption in the operations of, one or more of our distributors could reduce our future net sales in a given quarter and could result in an increase in inventory returns.

At June 30, 2015, our distributors maintained 37 days of inventory of our products which was flat compared to the days of inventory at our distributors at March 31, 2015.  Over the past five fiscal years, the days of inventory maintained by our distributors have fluctuated between 27 days and 47 days.  We do not believe that inventory holding patterns at our distributors will materially impact our net sales, due to the fact that we recognize revenue based on sell-through for all our distributors.

Sales by Geography

Sales by geography for the three months ended June 30, 2015 and 2014 were as follows (dollars in thousands):

	Three Months Ended
	June 30,
	(unaudited)
	2015	%	2014	%
Americas	$104,544	19.6	$102,204	19.3
Europe	114,678	21.5	109,398	20.7
Asia	314,730	58.9	317,274	60.0
Total sales	$533,952	100.0%	$528,876	100.0%

Americas sales include sales to customers in the U.S., Canada, Central America and South America. Sales to foreign customers accounted for approximately 84% of our total net sales in each of the three-month periods ended June 30, 2015 and June 30, 2014. Substantially all of our foreign sales are U.S. dollar denominated.  Sales to customers in Asia have generally increased over time due to many of our customers transitioning their manufacturing operations to Asia and growth in demand from the emerging Asian market.  Our sales force in the Americas and Europe supports a significant portion of the design activity for products which are ultimately shipped to Asia.

Gross Profit

Our gross profit was $309.0 million in the three-month period ended June 30, 2015 and $306.5 million in the three-month period ended June 30, 2014. Gross profit as a percentage of sales was 57.9% in the three-month period ended June 30, 2015 and 58.0% in the three-month period ended June 30, 2014.

The most significant factors affecting our gross profit percentage in the periods covered by this Form 10-Q were:

•	for the three-month period ended June 30, 2015, inventory write-downs being higher than the gross margin impact of sales of inventory that was previously written down;

•	for the three-month period ended June 30, 2014, inventory write-downs being lower than the gross margin impact of sales of inventory that was previously written down;

•
charges of approximately $7.8 million in the three-month period ended June 30, 2014, related to the recognition of acquired inventory at fair value as a result of our acquisitions which increased the value of our acquired inventory and reduced our gross margins; and

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

We adjust our wafer fabrication and assembly and test capacity utilization as required to respond to actual and anticipated business and industry-related conditions. During the three-month period ended June 30, 2015, we operated at normal capacity levels, which we typically consider to be 90% to 95% of the actual capacity of our installed equipment, in our wafer fabrication facilities. During the three-month period ended June 30, 2014, we operated at slightly below normal capacity levels in our wafer fabrication facilities in response to uncertain global economic conditions and our inventory position. When production levels are below normal capacity, we charge cost of sales for the unabsorbed capacity. Unabsorbed capacity charges related to our wafer fabs were approximately $0.8 million during the three-month period ended June 30, 2014. We operated at normal capacity levels in our Thailand assembly and test facilities during each of the three-month periods ended June 30, 2015 and 2014.

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

Our overall inventory levels were $303.7 million at June 30, 2015, compared to $279.5 million at March 31, 2015.  We maintained 123 days of inventory on our balance sheet at June 30, 2015 compared to 111 days of inventory at March 31, 2015.  Excluding the expected impact the Micrel acquisition will have on our inventory levels, we expect our inventory levels in the September 2015 quarter to be up between 2 and 17 days over those levels at June 30, 2015. The Micrel acquisition will impact our inventory levels in the September quarter although that impact is uncertain at this time. We believe our existing level of inventory will allow us to maintain competitive lead times and provide strong delivery performance to our customers.

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

During the three months ended June 30, 2015, approximately 56% of our assembly requirements were performed in our Thailand facilities compared to approximately 58% during the three months ended June 30, 2014.  The percentage of our assembly work that is performed internally fluctuates over time based on supply and demand conditions in the semiconductor industry, our internal capacity capabilities and our acquisition activities.  Third-party contractors located in Asia perform the balance of our assembly operations.  During each of the three months ended June 30, 2015 and the three months ended June 30, 2014, approximately 89% of our test requirements were performed in our Thailand facilities. We believe that the assembly and test operations performed at our Thailand facility provide us with significant cost savings compared to contractor assembly and test costs, as well as increased control over these portions of the manufacturing process.

We rely on outside wafer foundries for a significant portion of our wafer fabrication requirements. In the three months ended June 30, 2015, approximately 40% of our net sales came from products that were produced at outside wafer foundries compared to approximately 38% in the three months ended June 30, 2014.

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

Research and Development (R&D)

R&D expenses for the three months ended June 30, 2015 were $84.7 million, or 15.9% of net sales, compared to $84.4 million, or 16.0% of net sales, for the three months ended June 30, 2014.  We are committed to investing in new and enhanced products, including development systems software, and in our design and manufacturing process technologies.  We believe these investments are significant factors in maintaining our competitive position.  R&D costs are expensed as incurred.  Assets purchased to support our ongoing research and development activities are capitalized when related to products which have achieved technological feasibility or that have alternative future uses and are amortized over their expected useful lives.  R&D expenses include labor, depreciation, masks, prototype wafers, and expenses for the development of process technologies, new packages, and software to support new products and design environments.

R&D expenses increased $0.3 million, or 0.4%, for the three months ended June 30, 2015 over the same period last year.  The primary reasons for the increases in R&D costs over these periods were additional costs from our acquisition of ISSC as well as higher headcount costs partially offset by lower bonus costs.

R&D expenses fluctuate over time, primarily due to revenue and operating expense investment levels.

Selling, General and Administrative

Selling, general and administrative expenses for the three months ended June 30, 2015 were $66.8 million, or 12.5% of net sales, compared to $69.3 million, or 13.1% of net sales, for the three months ended June 30, 2014.  Selling, general and administrative expenses include salary expenses related to field sales, marketing and administrative personnel, advertising and promotional expenditures and legal expenses.  Selling, general and administrative expenses also include costs related to our direct sales force and field applications engineers who work in sales offices worldwide to stimulate demand by assisting customers in the selection and use of our products.

Selling, general and administrative expenses decreased $2.4 million, or 3.5%, for the three months ended June 30, 2015 over the same period last year.  The primary reasons for the dollar decrease in selling, general and administrative costs in the three months ended June 30, 2015 over the same period last year were lower bonus costs and lower headcount costs partially offset by additional costs from our acquisition of ISSC and acquisition related legal expenses and professional services.

Selling, general and administrative expenses fluctuate over time, primarily due to revenue and operating expense investment levels.

Amortization of Acquired Intangible Assets

Amortization of acquired intangible assets for the three months ended June 30, 2015 was $34.6 million, compared to $36.6 million in the three months ended June 30, 2014. The primary reasons for the decrease in acquired intangible asset amortization for the three months ended June 30, 2015 compared to the same period last year were decreased amortization from our customer-related intangible assets from our acquisition of Standard Microsystems Corporation partially offset by increased amortization from our acquisition of ISSC.

Special Charges

We incurred special charges related to severance, office closing and other costs associated with our acquisition activity of $1.6 million and $0.3 million for the three months ended June 30, 2015 and June 30, 2014, respectively.

Other Income (Expense)

Interest income in the three months ended June 30, 2015 was $5.5 million, compared to $4.7 million in the three months ended June 30, 2014. The primary reasons for the increase in interest income in the three months ended June 30, 2015 compared to the same period last year relates to higher yields on short-term cash investments and higher invested cash balances.

Interest expense in the three months ended June 30, 2015 was $24.1 million, compared to $13.7 million in the three months ended June 30, 2014.  The primary reasons for the increase in interest expense in the three months ended June 30, 2015 compared to the same period last year relates to non-cash interest expense from the amortization on the debt discount of our 1.625% senior subordinated convertible debentures and interest expense related to the 1.625% coupon. The increase in interest expense was partially offset by lower interest expense due to decreased borrowings under our credit facility and lower interest expense on our 2.125% junior subordinated debentures as a result of our purchase of approximately 50% of the outstanding debentures in the March 2015 quarter.

Other income, net in the three months ended June 30, 2015 was $16.9 million, compared to other income, net of $0.01 million in the three months ended June 30, 2014. The primary reasons for the change in other income, net in the three months ended June 30, 2015 compared to the same period last year relates to realized gains of $14.0 million from the sale of marketable equity and debt securities and a gain of $2.2 million on the sale of an equity method investment.

Provision for Income Taxes

Our provision for income taxes reflects tax on foreign earnings and federal and state tax on U.S. earnings.  We had an effective tax rate benefit of 9.1% for the three-month period ended June 30, 2015 and an effective tax rate of 16.0% for the three-month period ended June 30, 2014.  Our effective tax rate for the three-month period ended June 30, 2015 is lower compared to the prior year primarily due to a revaluation of our deferred tax liabilities. The income tax benefit realized during the three-month period ended June 30, 2015 included the reversal of a previously established valuation allowance against our U.S. deferred tax assets, as well as a revaluation of our foreign deferred tax liabilities. Our effective tax rate is lower than statutory rates in the U.S. due primarily to our mix of earnings in foreign jurisdictions with lower tax rates.

Various taxing authorities in the U.S. and other countries in which we do business are increasing their scrutiny of the tax structures employed by businesses.  Companies of our size and complexity are regularly audited by the taxing authorities in the jurisdictions in which they conduct significant operations.  For U.S. federal, and in general for U.S. state tax returns, our fiscal 2011 and later tax returns remain open for examination by the taxing authorities. Microchip is currently under IRS audit for fiscal years 2011 and 2012. We recognize liabilities for anticipated tax audit issues in the U.S. and other tax jurisdictions based on our estimate of whether, and the extent to which, additional tax payments are probable.  We believe that we maintain adequate tax reserves to offset any potential tax liabilities that may arise upon these and other pending audits in the U.S. and other countries in which we do business.  If such amounts ultimately prove to be unnecessary, the resulting reversal of such reserves would result in tax benefits being recorded in the period the reserves are no longer deemed necessary.  If such amounts ultimately prove to be less than any final assessment, a future charge to expense would be recorded in the period in which the assessment is determined.

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

Liquidity and Capital Resources

We had $2,430.6 million in cash, cash equivalents and short-term and long-term investments at June 30, 2015, an increase of $88.4 million from the March 31, 2015 balance.  The increase in cash, cash equivalents and short-term and long-term investments over this time period is primarily attributable to cash generated by operating activities and increases in borrowings under our credit facility offset in part by our dividend payments of $72.3 million.

Net cash provided from operating activities was $181.5 million in the three months ended June 30, 2015 compared to $165.8 million in the three months ended June 30, 2014.  The increase in net cash provided from operating activities was primarily due to higher net sales and net income in the three months ended June 30, 2015 compared to the three months ended June 30, 2014, and changes in our operating assets and liabilities.

During the three months ended June 30, 2015, net cash used in investing activities was $187.2 million compared to net cash used in investing activities of $272.4 million in the three months ended June 30, 2014.  The decrease in net cash used in investing activities was due primarily to $375.4 million of cash consideration, net of $14.8 million of cash and cash equivalents acquired, used to finance our acquisition of Supertex in April 2014, offset in part by a decrease in cash from our purchases, sales and maturities of available-for-sale investments in the three months ended June 30, 2015 compared to the same period last year.

Our level of capital expenditures varies from time to time as a result of actual and anticipated business conditions. Capital expenditures in the three months ended June 30, 2015 were $33.6 million compared to $44.6 million in the three months ended June 30, 2014.  Capital expenditures were primarily for the expansion of production capacity and the addition of research and development equipment.  We currently intend to spend approximately $125 million during the next twelve months to invest in equipment and facilities to maintain, and selectively increase capacity to meet our currently anticipated needs.

We expect to finance our capital expenditures through our existing cash balances and cash flows from operations.  We believe that the capital expenditures anticipated to be incurred over the next twelve months will provide sufficient manufacturing capacity to meet our currently anticipated needs.

Net cash used in financing activities was $38.6 million in the three months ended June 30, 2015 compared to net cash provided by financing activities of $257.8 million in the three months ended June 30, 2014.  We made payments on our borrowings under our credit agreement of $110.0 million and $170.0 million during the three months ended June 30, 2015 and 2014, respectively. Cash received on borrowings under our credit agreement totaled $145.0 million and $504.4 million during the three months ended June 30, 2015 and 2014, respectively. We paid cash dividends to our stockholders of $72.3 million in the three months ended June 30, 2015 and $71.2 million in the three months ended June 30, 2014. Proceeds from the exercise of stock options and employee purchases under our employee stock purchase plans were $3.5 million in the three months ended June 30, 2015 and $4.1 million in the three months ended June 30, 2014.

In February 2015, we amended our $2.0 billion credit agreement with certain lenders.  The revolving credit facility portion of the agreement was increased from $1,650.0 million to $2,555.0 million and the $350.0 million term loan portion of the agreement was removed. The increase option permitting us, subject to certain requirements, to arrange with existing lenders and/or new lenders to provide up to an aggregate of $300 million in additional commitments, was also adjusted to $249 million. Proceeds of loans made under the credit agreement may be used for working capital and general corporate purposes. At June 30, 2015, $497.0 million of borrowings were outstanding under the credit agreement. See Note 17 of the notes to condensed consolidated financial statements for more information regarding our credit agreement.

Our total cash, cash equivalents, short-term investments and long-term investments held by our foreign subsidiaries was $2,419.6 million at June 30, 2015 and $2,322.4 million at March 31, 2015. Under current tax laws and regulations, if accumulated earnings and profits held by our foreign subsidiaries that U.S. taxes had not previously been provided for were to be distributed to the U.S., in the form of dividends or otherwise, we would be subject to additional U.S. income taxes and foreign withholding taxes. Our balance of cash, cash equivalents, short-term investments and long-term investments available for our U.S. operations as of June 30, 2015 and March 31, 2015 was approximately $11.0 million and $19.8 million, respectively. We utilize a variety of tax planning and financing strategies (including borrowings under our credit agreement) with the objective of having our worldwide cash available in the locations in which it is needed. We consider our offshore earnings to be permanently reinvested offshore. However, we could determine to repatriate some of our offshore earnings in future periods to fund stockholder dividends, share repurchases, acquisitions or other corporate activities.  We expect that a significant portion of our future cash generation will be in our foreign subsidiaries.

In March 2015, we entered into ten-year fixed-to-floating interest rate swap agreements on a portion of our fixed-rate 1.625% senior subordinated convertible debentures. The interest rate swap agreements are designated as fair value hedges. We pay variable interest equal to the three-month LIBOR minus 53.6 basis points and we receive a fixed interest rate of 1.625%. The gross notional amount of these contracts outstanding at June 30, 2015 was $431.3 million, representing 25% of the principal amount of our senior subordinated convertible debentures. As a result of changes in the benchmark interest rate, the fair value of these derivative instruments decreased by approximately $15.0 million during the three months ended June 30, 2015 compared to March 31, 2015.

We enter into derivative transactions from time to time in an attempt to reduce our exposure to currency rate fluctuations.  Although none of the countries in which we conduct significant foreign operations has had a highly inflationary economy in the last five years, there is no assurance that inflation rates or fluctuations in foreign currency rates in countries where we conduct operations will not adversely affect our operating results in the future.  At June 30, 2015, we had no foreign currency forward contracts outstanding.

On May 7, 2015, we signed a definitive agreement to acquire Micrel for $14.00 per share and such transaction was completed on August 3, 2015. The acquisition price represents a total equity value of approximately $839 million, and a total enterprise value of approximately $744 million, after excluding Micrel's cash and investments on its balance sheet of approximately $95 million.  Under the terms of the merger agreement, Micrel shareholders were able to elect to receive the $14.00 per share purchase price in either cash or shares of Microchip common stock. Based on the results of the shareholder elections, we paid an aggregate of approximately $430 million in cash and issued an aggregate of 8,626,795 shares of our common stock to Micrel shareholders. We financed the cash portion of the purchase price with borrowings under our existing credit agreement.

In May 2015, our Board of Directors authorized the repurchase of up to 20 million shares of our common stock in the open market or in privately negotiated transactions.  As of June 30, 2015, we had not repurchased any shares under this authorization.  In the next several months, we intend to repurchase the approximate number of shares we will issue in connection with our acquisition of Micrel. The timing and amount of future repurchases will depend upon market conditions, interest rates, and corporate considerations. There is no expiration date associated with this program.

As of June 30, 2015, we held approximately 16.4 million shares as treasury shares.

On October 28, 2002, we announced that our Board of Directors had approved and instituted a quarterly cash dividend on our common stock.  A quarterly dividend of $0.3575 per share was paid on June 4, 2015 in the aggregate amount of $72.3 million. A quarterly dividend of $0.358 per share was declared on August 3, 2015 and will be paid on September 25, 2015 to stockholders of record as of September 11, 2015. We expect the aggregate September cash dividend to be approximately $75.7 million. Our Board is free to change our dividend practices at any time and to increase or decrease the dividend paid, or not to pay a dividend on our common stock on the basis of our results of operations, financial condition, cash requirements and future prospects, and other factors deemed relevant by our Board.  Our current intent is to provide for ongoing quarterly cash dividends depending upon market conditions, our results of operations, and potential changes in tax laws.

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

Contractual Obligations

There have not been any material changes in our contractual obligations from what we disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2015.

Off-Balance Sheet Arrangements

As of June 30, 2015, we are not involved in any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Our investments are intended to establish a high-quality portfolio that preserves principal, meets liquidity needs, avoids inappropriate concentrations, and delivers an appropriate yield in relationship to our investment guidelines and market conditions.  Our investment portfolio, consisting of fixed income securities, money market funds, cash deposits, and marketable securities that we hold on an available-for-sale basis, was $2,430.6 million as of June 30, 2015 compared to $2,342.2 million as of March 31, 2015. The available-for-sale debt securities, like all fixed income instruments, are subject to interest rate risk and will decline in value if market interest rates increase.  We have the ability to hold our fixed income investments until maturity and, therefore, we would not expect to recognize any material adverse impact in income or cash flows if market interest rates increase. The following table provides information about our available-for-sale securities that are sensitive to changes in interest rates. We have aggregated our available-for-sale securities for presentation purposes since they are all very similar in nature. The amounts for fiscal 2016 refer to the remaining nine months of the current fiscal year (dollars in thousands):

	Financial instruments maturing during the fiscal year ended March 31,
	2016	2017	2018	2019	2020	Thereafter
Available-for-sale securities	$181,598	$547,412	$504,566	$460,489	$60,480	$106,292
Weighted-average yield rate	0.88%	1.07%	1.31%	1.29%	1.50%	1.64%

We are exposed to interest rate risk related to our fixed-to-floating interest rate derivative instruments.  Based on sensitivity analyses performed on our financial position as of June 30, 2015, a hypothetical increase in benchmark interest rates of up to 1%, would have resulted in a decrease in the fair value of these instruments by $40.4 million.  A hypothetical decrease in benchmark interest rates of up to 1%, would have resulted in an increase in the fair value of these instruments by $36.9 million.  Any gains and losses on the fair value of these derivative instruments would generally be offset by gains and losses on the hedged item.

See Note 1 to our consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended March 31, 2015 for additional information on our investments and the use of derivative instruments.

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

Changes in Internal Control over Financial Reporting

During the three months ended June 30, 2015, there was no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The manufacture and assembly of integrated circuits, particularly non-volatile, erasable CMOS memory and logic devices such as those that we produce, are complex processes. These processes are sensitive to a wide variety of factors, including the level of contaminants in the manufacturing environment, impurities in the materials used, the performance of our wafer fabrication and assembly and test personnel and equipment, and other quality issues. As is typical in the semiconductor industry, we have from time to time experienced lower than anticipated manufacturing yields. Our operating results will suffer if we are unable to maintain yields at approximately the current levels. This could include delays in the recognition of revenue, loss of revenue or future orders, and customer-imposed penalties for our failure to meet contractual shipment deadlines. Our operating results are also adversely affected when we operate at less than optimal capacity. For example, in the third quarter of fiscal 2012, we reduced wafer starts in both Fab 2 and Fab 4 to help control inventory balances in response to a slowdown in global economic conditions. We continued with the reduced level of wafer starts through the first quarter of fiscal 2013. These actions had a negative impact on our gross profit. We further reduced the wafer starts in our fabs in late September 2012 and again during the quarter ended December 31, 2012 which continued to negatively impact our gross profit through the March 2013 quarter. We increased wafer starts modestly throughout fiscal 2014 and fiscal 2015. Although we operated at normal capacity levels during the last three quarters of fiscal 2015 and through the first quarter of fiscal 2016, there can be no assurance that such production levels will be maintained in future periods.

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

We rely on outside wafer foundries for a significant portion of our wafer fabrication needs. Specifically, during the first three months of fiscal 2016, approximately 40% of our net sales came from products that were produced at outside wafer foundries. During fiscal 2015, approximately 39% of our net sales came from products that were produced at outside wafer foundries. We also use several contractors located in Asia for a portion of the assembly and testing of our products. Our reliance on third party contractors and foundries increased as a result of our acquisitions of SMSC in August 2012, Supertex in April 2014 and ISSC in July 2014. The disruption or termination of any of our contractors could harm our business and operating results.

Our use of third parties somewhat reduces our control over the subcontracted portions of our business. Our future operating results could suffer if any contractor were to experience financial, operational or production difficulties or situations when demand exceeds capacity, or if they were unable to maintain manufacturing yields, assembly and test yields and costs at approximately their current levels, or if the countries in which such contractors are located were to experience political upheaval or infrastructure disruption. If these third parties are unable or unwilling to timely deliver products or services conforming to our quality standards, we may not be able to qualify additional manufacturing sources for our products in a timely manner on terms favorable to us, or at all. Additionally, these subcontractors could abandon fabrication processes that are important to us, or fail to adopt advanced manufacturing technologies that we desire to control costs. In any such event, we could experience an interruption in production, an increase in manufacturing and production costs or a decline in product reliability, and our business and operating results could be adversely affected. Further, our use of subcontractors increases the risks of potential misappropriation of our intellectual property.

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

Sales through distributors accounted for approximately 52% of our net sales in the first three months of fiscal 2016 and approximately 51% of our net sales in fiscal 2015. We do not have long-term agreements with our distributors, and we and our distributors may each terminate our relationship with little or no advance notice.

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

We have acquired, and expect in the future to acquire, additional businesses that we believe will complement or augment our existing businesses. In this regard, in July 2014, we completed our acquisition of a controlling interest of ISSC; in April 2014, we completed our acquisition of Supertex; and in August 2012, we completed our acquisition of SMSC. In May 2015, we announced an agreement to acquire Micrel, Incorporated and such transaction was completed on August 3, 2015. The integration process for our acquisitions may be complex, costly and time consuming and include unanticipated issues, expenses and liabilities. We may not be able to successfully or profitably integrate, operate, maintain and manage any newly acquired operations or employees. We may not be able to maintain uniform standards, procedures and policies and we may be unable to realize the expected synergies and cost savings from the integration. There may be increased risk due to integrating financial reporting and internal control systems. We may have difficulty in developing, manufacturing and marketing the products of a newly acquired company, or in growing the business at the rate we anticipate. Following an acquisition, we may not achieve the revenue or net income levels that justify the acquisition. We may suffer loss of key employees, customers and strategic partners of acquired companies and it may be difficult to implement our corporate culture at acquired companies. We may be subject to claims from terminated employees, shareholders of acquired companies and other third parties related to the transaction. Acquisitions may also result in one-time charges (such as acquisition-related expenses, write-offs, restructuring charges, or future impairment of goodwill), contingent liabilities, adverse tax consequences, additional stock-based compensation expense and other charges that adversely affect our operating results. Additionally, we may fund acquisitions of new businesses or strategic alliances by utilizing cash, borrowings under our credit agreement, raising debt, issuing shares of common stock, or other mechanisms.

Further, if we decide to divest assets or a business, we may encounter difficulty in finding or completing divestiture opportunities or alternative exit strategies on acceptable terms or in a timely manner. These circumstances could delay the achievement of our strategic objectives or cause us to incur additional expenses with respect to assets or a business that we want to dispose of, or we may dispose of assets or a business at a price or on terms that are less favorable than we had anticipated. Even following a divestiture, we may be contractually obligated with respect to certain continuing obligations to customers, vendors, landlords or other third parties. We may also have continuing obligations for pre-existing liabilities related to the assets or businesses. Such obligations may have a material adverse impact on our results of operations and financial condition.

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

We regularly review the financial performance of our licensees, customers, distributors and suppliers. However, any downturn in global economic conditions may adversely impact the financial viability of our licensees, customers, distributors or suppliers. The financial failure of a large licensee, customer or distributor, an important supplier, or a group thereof, could have an adverse impact on our operating results and could result in our not being able to collect our accounts receivable balances, higher reserves for doubtful accounts, write-offs for accounts receivable, and higher operating costs as a percentage of net sales.

We are highly dependent on foreign sales and operations, which exposes us to foreign political and economic risks.

Sales to foreign customers account for a substantial portion of our net sales. During the first three months of fiscal 2016, approximately 84% of our net sales were made to foreign customers, including 30% in China. During fiscal 2015, approximately 84% of our net sales were made to foreign customers, including 28% in China. A strong position in the Chinese market is a key component of our global growth strategy. The market for integrated circuit products in China is highly competitive, and both international and domestic competitors are aggressively seeking to increase their market share. Increased competition or economic weakness in the China market may make it difficult for us to achieve our desired sales volumes in China. In particular, recent weak economic conditions in China have had an adverse impact on our net sales and we are unable to predict whether such weakness will continue or worsen in future periods. We purchase a substantial portion of our raw materials and equipment from foreign suppliers. In addition, we own product assembly and testing facilities near Bangkok, Thailand, which has experienced periods of political instability in the past. Substantially all of our finished goods inventory is maintained in Thailand. From time to time, Thailand has also experienced periods of severe flooding. There can be no assurance that any future flooding or political instability in Thailand would not have a material adverse impact on our operations. We use various foundries and other foreign contractors for a significant portion of our assembly and testing and wafer fabrication requirements.

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

We do not typically enter into long-term contracts with our customers and we cannot be certain about future order levels from our customers. When we do enter into customer contracts, the contract is generally cancelable at the convenience of the customer. Even though we had approximately 92,000 customers and our ten largest direct customers made up approximately 10% of our total revenue for the three-month period ended June 30, 2015, cancellation of customer contracts could have an adverse impact on our revenue and profits.

We have entered into contracts with certain customers that differ from our standard terms of sale. Further, as a result of our acquisitions, we may inherit certain customer contracts that differ from our standard terms of sale. For several of the significant markets that we sell into, such as the automotive and personal computer markets, our current or potential customers may possess significant leverage over us in negotiating the terms and conditions of supply as a result of their market size and position. For example, under certain contracts we may commit to supply specific quantities of products on scheduled delivery dates, or agree to extend our obligations for certain liabilities such as warranties or indemnification for quality issues or claims of intellectual property infringement. If we are unable to supply the customer as required under the contract, the customer may incur additional production costs, lost revenues due to subsequent delays in their own manufacturing schedule, or quality-related issues. We may be liable for the customer's costs, expenses and damages associated with their claims and we may be obligated to defend the customer against claims of intellectual property infringement and pay the associated legal fees. While we try to limit the number of contracts that we sign which contain such special provisions, manage the risks underlying such liabilities, and set caps on our liability exposure, sometimes we are not able to do so. In order to win important designs, avoid losing business to competitors, maintain existing business, or be permitted to bid on new business, we have been, and may in the future be, forced to agree to uncapped liability for such items as intellectual property infringement or confidentiality. Such provisions expose us to risk of liability far exceeding the purchase price of the products we sell under such contracts, the lifetime revenues we receive from such products, or various forms of potential consequential damages. These significant additional risks could result in a material adverse impact on our results of operations and financial condition.

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

In February 2015, we amended our credit agreement to increase the revolving credit facility to $2.555 billion and remove the term loan. At June 30, 2015, we had $497.0 million in outstanding borrowings under such credit agreement. In August 2015, we increased our borrowings under our credit agreement to finance the approximately $430 million cash portion of the purchase price of our Micrel acquisition which closed on August 3, 2015. In February 2015, we sold $1.725 billion of principal value of our 1.625% senior subordinated convertible debentures. As a result of such transactions, we have a substantially greater amount of debt than we had maintained in the past. Our maintenance of substantial levels of debt could adversely affect our ability to take advantage of corporate opportunities and could adversely affect our financial condition and results of operations. We may need or desire to refinance all or a portion of our loans under our credit agreement, our debentures or any other future indebtedness and there can be no assurance that we will be able to refinance any of our indebtedness on commercially reasonable terms, if at all.

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

We rely on the efficient and uninterrupted operation of complex information technology systems and networks to operate our business.  Any significant disruption to our systems or networks, including, but not limited to, new system implementations, computer viruses, security breaches, facility issues, natural disasters, terrorism, war, telecommunication failures or energy blackouts could have a material adverse impact on our operations, sales and operating results.  Such disruption could result in a loss of our intellectual property or the release of sensitive competitive information or supplier, customer or employee personal data. Any loss of such information could harm our competitive position, result in a loss of customer confidence, and cause us to incur significant costs to remedy the damages caused by any such disruptions or security breaches. Additionally, any failure to properly manage the collection, handling, transfer or disposal of personal data of employees and customers may result in regulatory penalties, enforcement actions, remediation obligations, litigation, fines and other sanctions.

From time to time, we have experienced verifiable attacks on our data, attempts to breach our security and attempts to introduce malicious software into our IT systems; however, such attacks have not previously resulted in any material damage to us. Were future attacks successful, we may be unaware of the incident, its magnitude, or its effects until significant harm is done. In recent years, we have implemented improvements to our protective measures which are not limited to the following: firewalls, antivirus measures, patches, log monitors, routine backups with offsite retention of storage media, system audits, data partitioning and routine password modifications. There can be no assurance that such system improvements will be sufficient to prevent or limit the damage from any future cyber attack or disruptions. Any such attack or disruption could result in additional costs related to rebuilding of our internal systems, defending litigation, responding to regulatory actions, or paying damages. Such attacks or disruption could have a material adverse impact on our business, operations and financial results.

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

We must comply with many federal, state, local and foreign governmental regulations related to the use, storage, discharge and disposal of toxic, volatile or otherwise hazardous substances used in our products and manufacturing processes.  Our failure to comply with applicable regulations could result in fines, suspension of production, cessation of operations or future liabilities. Such environmental regulations have required us in the past, and could require us in the future to buy costly equipment or to incur significant expenses to comply with such regulations. Our failure to control the use of, or adequately restrict the discharge of, hazardous substances could impact the health of our employees and others and could impact our ability to operate. Such failure could also restrict our ability to ship certain products to certain countries, require us to modify our operations logistics, or require us to incur other significant costs and expenses. There is a continuing expansion in environmental laws with a focus on reducing or eliminating hazardous substances and substances of high concern in electronic products and shipping materials. These and other future environmental regulations could require us to reengineer certain of our existing products and may make it more expensive for us to manufacture, sell and ship our products. In addition, the number and complexity of laws focused on the energy efficiency of electronic products and accessories, the recycling of electronic products, and the reduction in the quantity and the recycling of packing materials have expanded significantly. It may be difficult for us to timely comply with these laws and we may not have sufficient quantities of compliant products to meet customers' needs, thereby adversely impacting our sales and profitability. We may also have to write off inventory in the event that we hold unsaleable inventory as a result of changes to regulations or customer requirements. We expect these risks and trends to continue. In addition, we anticipate increased customer requirements to meet voluntary criteria related to the reduction or elimination of substances of high concern in our products and energy efficiency measures. These requirements may increase our own costs, as well as those passed on to us by our supply chain.

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

Currently, a majority of our revenue is generated from customers located outside the U.S., and a substantial portion of our assets, including employees, are located outside of the U.S. Present U.S. income taxes and foreign withholding taxes have not been provided on undistributed earnings for certain of our non-U.S. subsidiaries, because such earnings are intended to be indefinitely reinvested in the operations of those subsidiaries. In recent years, there have been a number of initiatives proposed by the Obama administration and members of Congress regarding the tax treatment of such undistributed earnings. If adopted, certain of these initiatives would substantially reduce our ability to defer U.S. taxes including repealing the deferral of U.S. taxation of foreign earnings, eliminating utilization of or substantially reducing our ability to claim foreign tax credits, and eliminating various tax deductions until foreign earnings are repatriated to the U.S. Changes in tax law such as these proposals could have a material adverse impact on our financial position and results of operations.

Customer demands and new regulations related to conflict-free minerals may force us to incur additional expenses.

As required by the Dodd-Frank Wall Street Reform and Consumer Protection Act, in August 2012, the SEC released investigation, disclosure and reporting requirements regarding the use of "conflict" minerals mined from the Democratic Republic of Congo and adjoining countries and which are necessary to the functionality or production of products.  We filed a report on Form SD with the SEC regarding such matters on June 1, 2015. Other countries are considering similar regulations.  If we cannot certify that we are using conflict-free minerals, customers may demand that we change the sourcing of minerals and other materials used in the manufacture of our products, even if the costs for compliant minerals and materials significantly increases and availability is limited.  If we make changes to materials and/or suppliers, there will likely be costs associated with qualifying new suppliers and production capacity and quality could be negatively impacted.  Our relationships with customers and suppliers may be adversely affected if we are unable to certify that our products are "conflict-free." We have incurred, and expect in the future to incur, additional costs associated with complying with these new disclosure requirements, such as costs related to determining the source of any conflict minerals used in our products.  We may also encounter challenges to satisfy those customers who require that all of the components of our products be certified as conflict free.  If we are not able to meet customer requirements, customers may choose to disqualify us as a supplier and we may have to write off inventory in the event that it cannot be sold.

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

We are subject to examination of our income tax returns by the IRS and other tax authorities for fiscal 2011 and later. We are currently under IRS audit for fiscal 2011 and fiscal 2012.  We are subject to certain income tax examinations in foreign jurisdictions for fiscal 2007 and later. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. There can be no assurance that the outcomes from these continuing examinations will not have an adverse effect on our future operating results.

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

We review our long-lived assets, including goodwill and other intangible assets, for impairment annually in the fourth fiscal quarter or whenever events or changes in circumstances indicate that the carrying amount of those assets may not be recoverable. Factors that may be considered in assessing whether goodwill or intangible assets may not be recoverable include a decline in our stock price or market capitalization, reduced estimates of future cash flows and slower growth rates in our industry. Our valuation methodology for assessing impairment requires management to make judgments and assumptions based on historical experience and to rely heavily on projections of future operating performance. Because we operate in highly competitive environments, projections of our future operating results and cash flows may vary significantly from our actual results. No goodwill or material long-lived asset impairment charges were recorded in fiscal 2015 or the first three months of fiscal 2016.

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

MICROCHIP TECHNOLOGY INCORPORATED

Date:	August 6, 2015	By: /s/ J. Eric Bjornholt
J. Eric Bjornholt
Vice President and Chief Financial Officer
(Duly Authorized Officer, and
Principal Financial and Accounting Officer)