Form 10-Q
period 2015-09-30
MICROCHIP TECHNOLOGY INC
filed 2015-11-09
CIK 827054

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015.
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  (Check One)
Yes    ☐ No   ☒
Shares Outstanding of Registrant's Common Stock

Class	Outstanding at October 28, 2015
Common Stock, $0.001 par value	203,122,333 shares

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(unaudited)

Item1.	Financial Statements

ASSETS	September 30, 2015	March 31, 2015
Cash and cash equivalents	$539,078	$607,815
Short-term investments	1,462,466	1,351,054
Accounts receivable, net	281,063	273,937
Inventories	363,760	279,456
Prepaid expenses	38,553	34,717
Deferred tax assets	69,343	71,045
Assets held for sale	—	13,989
Other current assets	24,624	32,604
Total current assets	2,778,887	2,664,617
Property, plant and equipment, net	631,600	581,572
Long-term investments	584,910	383,326
Goodwill	1,008,720	571,271
Intangible assets, net	702,383	504,417
Other assets	79,809	75,510
Total assets	$5,786,309	$4,780,713
LIABILITIES AND EQUITY
Accounts payable	$72,362	$86,866
Accrued liabilities	119,452	100,978
Deferred income on shipments to distributors	179,962	166,128
Total current liabilities	371,776	353,972
Long-term line of credit	1,296,452	461,952
Senior convertible debentures	1,197,792	1,174,036
Junior convertible debentures	193,630	190,870
Long-term income tax payable	107,459	114,336
Long-term deferred tax liability	448,777	381,192
Other long-term liabilities	41,042	43,329
Stockholders' equity:
Preferred stock, $0.001 par value; authorized 5,000,000 shares; no shares issued or outstanding	—	—
Common stock, $0.001 par value; authorized 450,000,000 shares; 227,416,789 shares issued and 203,052,463 shares outstanding at September 30, 2015; 218,789,994 shares issued and 202,080,306 shares outstanding at March 31, 2015	203	202
Additional paid-in capital	1,382,818	999,515
Common stock held in treasury: 24,364,326 shares at September 30, 2015; 16,709,688 shares at March 31, 2015	(850,635)	(515,679)
Accumulated other comprehensive (loss) income	(3,095)	11,076
Retained earnings	1,600,090	1,549,540
Microchip Technology stockholders' equity	2,129,381	2,044,654
Noncontrolling interests	—	16,372
Total equity	2,129,381	2,061,026
Total liabilities and equity	$5,786,309	$4,780,713
See accompanying notes to condensed consolidated financial statements

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net sales	$541,391	$546,243	$1,075,343	$1,075,119
Cost of sales (1)	240,441	238,789	465,376	461,146
Gross profit	300,950	307,454	609,967	613,973
Operating expenses:
Research and development (1)	95,256	88,814	179,936	173,184
Selling, general and administrative (1)	80,258	71,114	147,107	140,369
Amortization of acquired intangible assets	43,840	45,433	78,452	82,077
Special charges, net	6,648	775	8,205	1,079
	226,002	206,136	413,700	396,709

Operating income	74,948	101,318	196,267	217,264
Losses on equity method investments	(56)	(35)	(233)	(67)
Other income (expense):
Interest income	6,405	4,531	11,933	9,273
Interest expense	(25,644)	(14,019)	(49,696)	(27,697)
Other (expense) income, net	(1,696)	(1,091)	15,251	(1,078)
Income before income taxes	53,957	90,704	173,522	197,695
Income tax (benefit) provision	(10,942)	(1,334)	(21,837)	15,748
Net income	64,899	92,038	195,359	181,947
Less: Net loss attributable to noncontrolling interests	—	1,603	207	1,603
Net income attributable to Microchip Technology	$64,899	$93,641	$195,566	$183,550
Basic net income per common share attributable to Microchip Technology stockholders	$0.32	$0.47	$0.96	$0.92
Diluted net income per common share attributable to Microchip Technology stockholders	$0.30	$0.42	$0.90	$0.82
Dividends declared per common share	$0.3580	$0.3560	$0.7155	$0.7115
Basic common shares outstanding	204,275	200,629	203,254	200,408
Diluted common shares outstanding	217,099	225,284	216,933	224,906
(1) Includes share-based compensation expense as follows:
Cost of sales	$2,398	$2,640	$4,055	$4,695
Research and development	8,670	7,261	15,768	13,570
Selling, general and administrative	11,958	5,372	17,315	10,329

See accompanying notes to condensed consolidated financial statements

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net income	$64,899	$92,038	$195,359	$181,947
Less: Net loss attributable to noncontrolling interests	—	1,603	207	1,603
Net income attributable to Microchip Technology	64,899	93,641	195,566	183,550

Components of other comprehensive income (loss):
Available-for-sale securities:
Unrealized holding gains (losses), net of tax effect of $0, $0, $0 and $12, respectively	2,082	(3,465)	70	(405)
Reclassification of realized transactions, net of tax effect of $0, $0, $0 and $12, respectively	(6)	(62)	(13,965)	(84)
Change in net foreign currency translation adjustment	—	(6,234)	—	(6,234)
Other comprehensive income (loss), net of taxes	2,076	(9,761)	(13,895)	(6,723)
Less: Other comprehensive loss attributable to noncontrolling interests	—	1,015	—	1,015
Other comprehensive income (loss) attributable to Microchip Technology	2,076	(8,746)	(13,895)	(5,708)

Comprehensive income	66,975	82,277	181,464	175,224
Less: Comprehensive loss attributable to noncontrolling interests	—	2,618	207	2,618
Comprehensive income attributable to Microchip Technology	$66,975	$84,895	$181,671	$177,842

See accompanying notes to condensed consolidated financial statements

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	September 30,
	2015	2014
Cash flows from operating activities:
Net income	$195,359	$181,947
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	131,484	131,809
Deferred income taxes	(35,999)	(4,497)
Share-based compensation expense related to equity incentive plans	37,138	28,594
Excess tax benefit from share-based compensation	(407)	(982)
Amortization of debt discount on convertible debentures	23,746	4,810
Amortization of debt issuance costs	1,920	1,088
Losses on equity method investments	233	67
Gain on sale of assets	(860)	—
Impairment of intangible assets	530	556
Realized gain on available-for-sale investment	(13,959)	—
Realized gain on equity method investment	(2,225)	—
Amortization of premium on available-for-sale investments	4,732	5,066
Special charges	511	—
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	5,170	(29,429)
(Increase) decrease in inventories	(4,597)	32,052
Increase in deferred income on shipments to distributors	13,492	11,787
Decrease in accounts payable and accrued liabilities	(31,443)	(15,817)
Change in other assets and liabilities	6,589	10,783
Net cash provided by operating activities	331,414	357,834
Cash flows from investing activities:
Purchases of available-for-sale investments	(1,112,089)	(350,598)
Sales and maturities of available-for-sale investments	795,771	547,037
Sale of equity method investment	2,667	—
Acquisition of Micrel, net of cash acquired	(343,928)	—
Acquisition of ISSC, net of cash acquired	—	(252,469)
Purchase of additional controlling interest in ISSC	(18,051)	(1,765)
Acquisition of Supertex, net of cash acquired	—	(375,365)
Investments in other assets	(2,981)	(3,659)
Proceeds from sale of assets	14,296	—
Capital expenditures	(63,554)	(83,372)
Net cash used in investing activities	(727,869)	(520,191)
Cash flows from financing activities:
Repayments of revolving loan under credit facility	(190,000)	(308,500)
Proceeds from borrowings on revolving loan under credit facility	1,024,500	632,875
Repayments of long-term borrowings	—	(8,750)
Deferred financing costs	(406)	—
Payment of cash dividends	(145,016)	(142,644)
Repurchase of common stock	(363,829)	—
Proceeds from sale of common stock	13,520	14,035
Tax payments related to shares withheld for vested restricted stock units	(11,124)	(10,306)
Capital lease payments	(334)	(298)
Excess tax benefit from share-based compensation	407	982
Net cash provided by financing activities	327,718	177,394
Effect of foreign exchange rate changes on cash and cash equivalents	—	(201)
Net (decrease) increase in cash and cash equivalents	(68,737)	14,836
Cash and cash equivalents at beginning of period	607,815	466,603
Cash and cash equivalents at end of period	$539,078	$481,439

See accompanying notes to condensed consolidated financial statements

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Microchip Technology Incorporated and its majority-owned subsidiaries (the Company).  The Company owned 100% of the outstanding stock in all of its subsidiaries as of September 30, 2015. All intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (US GAAP), pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC).  The information furnished herein reflects all adjustments which are, in the opinion of management, of a normal recurring nature and necessary for a fair statement of the results for the interim periods reported. Certain information and footnote disclosures normally included in audited consolidated financial statements have been condensed or omitted pursuant to such SEC rules and regulations.  It is suggested that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2015.  The results of operations for the six months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2016 or for any other period.

(2)	Business Acquisitions
Acquisition of Micrel
On August 3, 2015, the Company acquired Micrel, Incorporated (Micrel), a publicly traded company based in San Jose, California. Micrel shareholders were able to elect to receive the $14.00 per share purchase price in either cash or shares of Microchip common stock. Based on the results of the shareholder elections, the Company paid an aggregate of approximately $430.0 million in cash and issued an aggregate of 8,626,795 shares of its common stock to Micrel shareholders. The total consideration transferred in the acquisition, including approximately $4.1 million of non cash consideration for the exchange of certain share-based payment awards of Micrel for stock awards of the Company, and approximately $13.1 million of cash consideration for the payout of vested employee stock awards, was approximately $816.2 million. The Company financed the cash portion of the purchase price using borrowings under its existing credit agreement. As a result of the acquisition, Micrel became a wholly owned subsidiary of the Company. Micrel's business is to design, develop, manufacture and market a range of high-performance analog, power and mixed-signal integrated circuits. Micrel's products address a wide range of end markets including industrial and automotive, wireline communications, enterprise and cloud infrastructure and mobility. Micrel also manufactures custom analog and mixed-signal circuits and provides wafer foundry services for customers which produce electronic systems utilizing semiconductor manufacturing processes as well as micro-electrical mechanical system technologies. The Company's primary reason for this acquisition was to expand the Company's range of solutions, products and capabilities in these areas by extending its served available market.
The acquisition was accounted for under the acquisition method of accounting, with the Company identified as the acquirer, and the operating results of Micrel have been included in the Company's condensed consolidated financial statements as of the closing date of the acquisition. Under the acquisition method of accounting, the aggregate amount of consideration paid by the Company was allocated to Micrel's net tangible assets and intangible assets based on their estimated fair values as of August 3, 2015.  The excess of the purchase price over the value of the net tangible assets and intangible assets was recorded to goodwill. The factors contributing to the recognition of goodwill were based upon the Company's conclusion that there are strategic and synergistic benefits that are expected to be realized from the acquisition. The goodwill has been allocated to the Company's semiconductor products reporting segment.  None of the goodwill related to the Micrel acquisition is deductible for tax purposes.  The Company retained an independent third-party appraiser to assist management in its valuation; however, the purchase price allocation has not been finalized. This could result in adjustments to the fair values of the assets acquired and liabilities assumed, the useful lives of intangible assets, the residual amount allocated to goodwill and deferred income taxes recognized. The preliminary allocation of the purchase price is based on the best estimates of management and is subject to revision based on the final valuations and estimates of useful lives.
The table below represents the preliminary allocation of the purchase price to the net assets acquired based on their estimated fair values as of August 3, 2015, as well as the associated estimated useful lives of the acquired intangible assets at that date (amounts in thousands):

Assets acquired	August 3, 2015
Cash and cash equivalents	$99,196
Accounts receivable, net	12,296
Inventories	78,967
Prepaid expenses and other current assets	10,548
Property, plant and equipment, net	38,566
Goodwill	437,060
Purchased intangible assets	274,800
Other assets	4,268
Total assets acquired	955,701

Liabilities assumed
Accounts payable	(11,068)
Other current liabilities	(30,241)
Deferred tax liabilities	(88,796)
Long-term income tax payable	(9,239)
Other long-term liabilities	(127)
Total liabilities assumed	(139,471)
Purchase price allocated	$816,230

Purchased Intangible Assets	Useful Life	August 3, 2015
	(in years)	(in thousands)
Core/developed technology	10	$176,800
In-process technology	10	22,100
Customer-related	5	70,400
Backlog	1	5,500
		$274,800
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
Customer-related intangible assets consist of Micrel's contractual relationships and customer loyalty related to its distributor and end-customer relationships, and the fair values of the customer-related intangibles were determined based on Micrel's projected revenues. An analysis of expected attrition and revenue growth for existing customers was prepared from Micrel's historical customer information.  Customer relationships are being amortized in a manner consistent with the estimated cash flows associated with the existing customers and anticipated retention rates. Backlog relates to the value of orders not yet shipped by Micrel at the acquisition date, and the preliminary fair values were based on the estimated profit associated with those orders. Backlog related assets are being recognized commensurate with recognition of the revenue for the orders on which the backlog intangible assets were determined.  Amortization expense associated with acquired intangible assets is not deductible for tax purposes.  Thus, approximately $99.8 million was established as a net deferred tax liability for the future amortization of the intangible assets offset by $11.0 million of net deferred tax assets.
The amount of Micrel net sales and net loss included in the Company's condensed consolidated statements of income for the period August 3, 2015 to September 30, 2015 was $21.5 million and $28.5 million, respectively.

The following unaudited pro-forma consolidated results of operations for the three and six months ended September 30, 2015 and 2014 assume the Micrel acquisition occurred as of April 1, 2014. The pro-forma adjustments are mainly comprised of acquired inventory fair value costs and amortization of purchased intangible assets. The pro-forma results of operations are presented for informational purposes only and are not indicative of the results of operations that would have been achieved if the acquisition had taken place on April 1, 2014 or of results that may occur in the future (amounts in thousands except per share data):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net sales	$574,432	$613,722	$1,163,066	$1,184,937
Net income	83,868	70,440	202,037	125,387
Basic earnings per share	$0.41	$0.35	$0.99	$0.63
Diluted earnings per share	$0.39	$0.31	$0.93	$0.56
Acquisition of ISSC
On July 17, 2014, the Company acquired an 83.5% interest in Taiwan based ISSC, a leading provider of low power Bluetooth and advanced wireless solutions for the Internet of Things (IoT) market. The Company acquired the 83.5% ownership interest through a tender offer process. Since the completion of the tender offer, the Company continued to acquire additional shares of ISSC, and as of June 30, 2015, the Company had completed the acquisition of 100% of the outstanding shares of ISSC.
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
		$89,600

(3)	Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09-Revenue from Contracts with Customers, which will supersede nearly all existing revenue recognition guidance under US GAAP.  The standard's core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The Company is evaluating its existing revenue recognition policies to determine whether any contracts in the scope of the guidance will be materially affected by the new requirements.  The effects may include identifying performance obligations in existing arrangements, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation.  On July 9, 2015, the FASB delayed the effective date of the new standard by one year to December 15, 2017, for annual and interim reporting periods beginning after that date. In accordance with the delay, the new standard will be effective for the Company beginning no later than April 1, 2018.  Early adoption is permitted, but not before the original effective date of December 15, 2016.  The standard allows for either "full retrospective" adoption, meaning the standard is applied to all of the periods presented, or "modified retrospective" adoption, meaning the standard is applied only to the most current period presented in the financial statements.  The Company is currently evaluating the transition method that will be elected.

In April 2015, the FASB issued ASU 2015-03-Simplifying the Presentation of Debt Issuance Costs. This standard amends existing guidance to require the presentation of debt issuance costs in the balance sheet as a deduction from the carrying amount of the related debt liability instead of a deferred charge. ASU 2015-03 is effective for interim and annual reporting periods beginning after December 15, 2015 and requires retrospective application. Early adoption is permitted. The Company is currently evaluating the impact the adoption of this standard will have on its consolidated financial statements.

In April 2015, the FASB issued ASU 2015-05-Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40), Customer's Accounting for Fees Paid in a Cloud Computing Arrangement. This standard provides guidance about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the software license element of the arrangement should be accounted for consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. ASU 2015-05 is effective for interim and annual reporting periods beginning after December 15, 2015. Early adoption is permitted. This standard can be adopted either prospectively to all arrangements entered into or materially modified after the effective date or retrospectively. The Company is currently evaluating the impact the adoption of this standard will have on its consolidated financial statements.
In July 2015, the FASB issued ASU 2015-11-Simplifying the Measurement of Inventory. This standard requires that entities measure inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. ASU 2015-11 is effective for interim and annual reporting periods beginning after December 15, 2016 and is applied prospectively. Early adoption is permitted. The Company is currently evaluating the impact the adoption of this standard will have on its consolidated financial statements.
In September 2015, the FASB issued ASU 2015-16-Business Combinations (Topic 805), Simplifying the Accounting for Measurement-Period Adjustments. This standard amends existing guidance to require acquiring entities in a business combination to recognize measurement-period adjustments in the reporting period in which the adjustment amounts are determined. The standard also requires entities to present separately on the face of the income statement (or disclose in the notes to the financial statements) the amount of the adjustment reflected in the current period earnings, by line item, that would have been recognized in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. ASU 2015-16 is effective for interim and annual reporting periods beginning after December 15, 2015. Early adoption permitted. The standard is to be applied prospectively to measurement-period adjustments that occur after the effective date. The Company adopted this standard beginning in the second quarter of fiscal 2016 and the adoption of this standard did not have a material impact on its consolidated financial statements.

(4)	Special Charges

The Company incurred special charges related to severance, office closing and other costs associated with its acquisition activity of $6.6 million and $8.2 million for the three and six months ended September 30, 2015, respectively, and $0.8 million and $1.1 million for the three and six months ended September 30, 2014, respectively.

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

The following table represents net sales and gross profit for each segment for the three and six months ended September 30, 2015 (amounts in thousands):

	Three Months Ended		Six Months Ended
	September 30, 2015		September 30, 2015
	Net Sales	Gross Profit	Net Sales	Gross Profit
Semiconductor products	$518,216	$277,775	$1,028,905	$563,529
Technology licensing	23,175	23,175	46,438	46,438
	$541,391	$300,950	$1,075,343	$609,967

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

The Company's investments are intended to establish a high-quality portfolio that preserves principal, meets liquidity needs, avoids inappropriate concentrations, and delivers an appropriate yield in relationship to the Company's investment guidelines and market conditions.  The following is a summary of available-for-sale securities at September 30, 2015 (amounts in thousands):

	Available-for-sale Securities
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Government agency bonds	$866,941	$1,304	$(51)	$868,194
Municipal bonds	42,579	11	(516)	42,074
Auction rate securities	9,825	—	—	9,825
Corporate bonds and debt	1,127,390	1,323	(1,430)	1,127,283
	$2,046,735	$2,638	$(1,997)	$2,047,376

The following is a summary of available-for-sale securities at March 31, 2015 (amounts in thousands):

	Available-for-sale Securities
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Government agency bonds	$741,780	$676	$(200)	$742,256
Municipal bonds	41,552	155	(9)	41,698
Auction rate securities	9,825	—	—	9,825
Time deposits (1)	506	—	—	506
Corporate bonds and debt	924,818	2,376	(265)	926,929
Marketable equity securities	1,362	11,804	—	13,166
	$1,719,843	$15,011	$(474)	$1,734,380

(1) Time deposits in various financial institutions with maturities greater than three months that will mature within one year.

At September 30, 2015, the Company's available-for-sale securities are presented on the condensed consolidated balance sheets as short-term investments of $1,462.5 million and long-term investments of $584.9 million.  At March 31, 2015, the Company's available-for-sale securities are presented on the condensed consolidated balance sheets as short-term investments of $1,351.1 million and long-term investments of $383.3 million.

At March 31, 2015, the Company's marketable equity securities consisted of an investment in Hua Hong Semiconductor Limited (Hua Hong), which effected its initial public offering on the Hong Kong stock exchange on October 15, 2014. The Company sold all of its remaining shares of Hua Hong in the three months ended June 30, 2015.

The Company sold available-for-sale securities for proceeds of $46.7 million and $135.8 million during the three and six months ended September 30, 2015, respectively. The Company sold available-for-sale securities for proceeds of $26.7 million and $170.7 million during the three and six months ended September 30, 2014, respectively. The Company had no material realized gains from the sale of available-for-sale securities during the three months ended September 30, 2015. During the six months ended September 30, 2015, the Company had net realized gains of $14.0 million, from sales of available-for-sale marketable equity and debt securities. The Company had no material realized gains from the sale of available-for-sale securities during the three and six months ended September 30, 2014. The Company determines the cost of an investment sold on an average cost basis at the individual security level for sales from multiple lots. For all other sales, the Company uses an adjusted cost basis at the individual security level.

The following tables show all investments in an unrealized loss position for which an other-than-temporary impairment has not been recognized and the related gross unrealized losses and fair value, aggregated by investment category and the length of time that the individual securities have been in a continuous unrealized loss position (amounts in thousands):

	September 30, 2015
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Government agency bonds	$140,775	$(51)	$10,000	$—	$150,775	$(51)
Municipal bonds	34,222	(516)	—	—	34,222	(516)
Corporate bonds and debt	391,344	(1,361)	26,828	(69)	418,172	(1,430)
	$566,341	$(1,928)	$36,828	$(69)	$603,169	$(1,997)

	March 31, 2015
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Government agency bonds	$162,948	$(142)	$29,942	$(58)	$192,890	$(200)
Municipal bonds	13,318	(9)	—	—	13,318	(9)
Corporate bonds and debt	163,095	(219)	19,021	(46)	182,116	(265)
	$339,361	$(370)	$48,963	$(104)	$388,324	$(474)

Management does not believe any of the unrealized losses represent an other-than-temporary impairment based on its evaluation of available evidence as of September 30, 2015 and the Company's intent is to hold these investments until these assets are no longer impaired, except for certain auction rate securities (ARS).  For those debt securities not scheduled to mature until after September 30, 2016, such recovery is not anticipated to occur in the next year and these investments have been classified as long-term investments on the condensed consolidated balance sheet.

The amortized cost and estimated fair value of the available-for-sale securities at September 30, 2015, by contractual maturity, excluding corporate debt of $6.2 million, which has no contractual maturity, are shown below (amounts in thousands).  Expected maturities can differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties, and the Company views its available-for-sale securities as available for current operations.

	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale
Due in one year or less	$377,682	$650	$(42)	$378,290
Due after one year and through five years	1,520,303	1,942	(1,954)	1,520,291
Due after five years and through ten years	132,735	46	(1)	132,780
Due after ten years	9,825	—	—	9,825
	$2,040,545	$2,638	$(1,997)	$2,041,186

(7)	Fair Value Measurements

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

Derivatives

The Company's derivative assets include interest rate swaps that are classified as Level 2 as the Company uses inputs other than quoted prices that are observable for the assets. The Level 2 derivative assets are primarily valued using standard calculations and models that use readily observable market data as their basis.

Assets Measured at Fair Value on a Recurring Basis

Assets measured at fair value on a recurring basis at September 30, 2015 are as follows (amounts in thousands):

	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Assets
Cash and cash equivalents:
Money market mutual funds	$217,281	$—	$—	$217,281
Deposit accounts	—	321,797	—	321,797
Short-term investments:
Corporate bonds and debt	—	737,194	—	737,194
Government agency bonds	—	717,419	—	717,419
Municipal bonds	—	7,853	—	7,853
Long-term investments:
Corporate bonds and debt	—	383,899	6,190	390,089
Government agency bonds	—	150,775	—	150,775
Municipal bonds	—	34,221	—	34,221
Auction rate securities	—	—	9,825	9,825
Derivative assets	—	10,963	—	10,963
Total assets measured at fair value	$217,281	$2,364,121	$16,015	$2,597,417

Assets measured at fair value on a recurring basis at March 31, 2015 are as follows (amounts in thousands):

	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Assets
Cash and cash equivalents:
Money market mutual funds	$279,833	$—	$—	$279,833
Deposit accounts	—	327,982	—	327,982
Short-term investments:
Marketable equity securities	13,166	—	—	13,166
Corporate bonds and debt	—	756,664	—	756,664
Time deposits (1)	—	506	—	506
Government agency bonds	—	549,737	—	549,737
Municipal bonds	—	30,981	—	30,981
Long-term investments:
Corporate bonds and debt	—	164,075	6,190	170,265
Government agency bonds	—	192,519	—	192,519
Municipal bonds	—	10,717	—	10,717
Auction rate securities	—	—	9,825	9,825
Derivative assets	—	8,928	—	8,928
Total assets measured at fair value	$292,999	$2,042,109	$16,015	$2,351,123
(1) Time deposits in various financial institutions with maturities greater than three months that will mature within one year.

There were no transfers between Level 1 and Level 2 during the three and six-month periods ended September 30, 2015 or the year ended March 31, 2015.

At September 30, 2015 and at March 31, 2015, the Company's ARS for which auctions have been unsuccessful are made up of securities related to the insurance industry valued at $9.8 million with a par value of $22.4 million. The Company estimated the fair value of its ARS, which are classified as Level 3 securities, based on the following: (i) the underlying structure of each security; (ii) the present value of future principal and interest payments discounted at rates considered to reflect current market conditions; (iii) consideration of the probabilities of default, auction failure, or repurchase at par for each period; and (iv) estimates of the recovery rates in the event of default for each security. The significant unobservable inputs used in the fair value measurement of the ARS as of September 30, 2015 were estimated risk free discount rates, liquidity risk premium, and the liquidity horizon. The risk free discount rate applied to these securities was 2% to 2.5% adjusted for the liquidity risk premium which ranged from 9.1% to 29.5%. The anticipated liquidity horizon ranged from 7 to 10 years. A significant increase in the liquidity premium, discount rate or liquidity horizon, in isolation, would lead to a significantly lower fair value measurement. Each quarter, the Company investigates material changes in the fair value measurements of its ARS.
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

The Company's non-marketable and cost method investments are monitored on a quarterly basis for impairment charges.  The fair values of these investments have been determined as Level 3 fair value measurements because the valuations use unobservable inputs that require management's judgment due to the absence of quoted market prices. There were no impairment charges recognized on these investments during each of the three and six-month periods ended September 30, 2015 and September 30, 2014. These investments are included in other assets on the condensed consolidated balance sheet.

The fair value measurements related to the Company's non-financial assets, such as intangible assets, assets held for sale and property, plant and equipment are based on available market prices at the measurement date based on transactions of similar assets and third-party independent appraisals, less costs to sell where appropriate. The Company classifies these measurements as Level 2.

(8)	Fair Value of Financial Instruments

The carrying amount of cash equivalents approximates fair value because their maturity is less than three months.  Management believes the carrying amount of the equity and cost-method investments materially approximated fair value at September 30, 2015 based upon unobservable inputs. The fair values of these investments have been determined as Level 3 fair value measurements. The fair values of the Company's line of credit borrowings are estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements and approximate carrying value. Based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities, the fair value of the Company's line of credit borrowings at September 30, 2015 approximated book value and are considered Level 2 in the fair value hierarchy described in Note 7. The carrying amount of accounts receivable, accounts payable and accrued liabilities approximates fair value due to the short-term maturity of the amounts and are considered Level 2 in the fair value hierarchy.

Fair Value of Subordinated Convertible Debentures

The Company measures the fair value of its senior and junior subordinated convertible debentures for disclosure purposes. These fair values are based on observable market prices for these debentures, which are traded in less active markets and are therefore classified as a Level 2 fair value measurement, and exclude the impacts of derivative activity.

The carrying amounts and fair values of the Company’s senior and junior subordinated convertible debentures as of September 30, 2015 and March 31, 2015 are as follows (amounts in thousands):

	September 30, 2015		March 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
1.625% Senior Subordinated Convertible Debentures	$1,197,792	$1,637,767	$1,174,036	$1,787,531
2.125% Junior Subordinated Convertible Debentures	$193,630	$1,000,673	$190,870	$1,124,125

(9)	Accounts Receivable

Accounts receivable consists of the following (amounts in thousands):

	September 30, 2015	March 31, 2015
Trade accounts receivable	$280,257	$269,844
Other	3,481	6,714
	283,738	276,558
Less allowance for doubtful accounts	2,675	2,621
	$281,063	$273,937

(10)	Inventories

The components of inventories consist of the following (amounts in thousands):

	September 30, 2015	March 31, 2015
Raw materials	$15,135	$13,263
Work in process	248,277	197,565
Finished goods	100,348	68,628
	$363,760	$279,456

Inventories are valued at the lower of cost or market using the first-in, first-out method. Inventory impairment charges establish a new cost basis for inventory and charges are not subsequently reversed to income even if circumstances later suggest that increased carrying amounts are recoverable. The inventory balance at September 30, 2015 includes a $37.2 million acquired inventory fair value adjustment resulting from the acquisition of Micrel.

(11)	Assets Held for Sale

During the year ended March 31, 2015, the Company began to actively market property it acquired as part of the Supertex acquisition.   The Company sold the property on July 22, 2015 for $14.3 million. As of March 31, 2015, the Company had classified the assets as held for sale on its condensed consolidated balance sheet at its estimated fair value of approximately $14.0 million.

(12)	Property, Plant and Equipment

Property, plant and equipment consists of the following (amounts in thousands):

	September 30, 2015	March 31, 2015
Land	$63,934	$55,624
Building and building improvements	451,594	434,403
Machinery and equipment	1,632,407	1,576,074
Projects in process	92,091	76,315
	2,240,026	2,142,416
Less accumulated depreciation and amortization	1,608,426	1,560,844
	$631,600	$581,572

Depreciation expense attributed to property, plant and equipment was $26.2 million and $50.9 million for the three and six months ended September 30, 2015, respectively, and $24.3 million and $47.6 million for the three and six months ended September 30, 2014, respectively.

(13)	Noncontrolling Interests

The following table presents the changes in the components of noncontrolling interests for the six months ended September 30, 2015 (amounts in thousands):

Noncontrolling Interests
Balance at March 31, 2015	$16,372
Net loss attributable to noncontrolling interests	(207)
Purchase of additional interests	(16,165)
Balance at September 30, 2015	$—

The following table presents the effect of changes in the Company's ownership interest in ISSC on the Company's stockholders' equity for the six months ended September 30, 2015 (amounts in thousands):

Six Months Ended
September 30, 2015
Net income attributable to Microchip Technology stockholders	$195,566
Decrease in paid-in capital for purchase of additional interests	(1,610)
Transfers from noncontrolling interest	(1,610)
Change from net income attributable to Microchip Technology stockholders and transfers from noncontrolling interest	$193,956

(14)    Intangible Assets and Goodwill

Intangible assets consist of the following (amounts in thousands):

	September 30, 2015
	Gross Amount	Accumulated Amortization	Net Amount
Core and developed technology	$778,835	$(258,503)	$520,332
Customer-related	334,369	(222,817)	111,552
Trademarks and trade names	15,730	(10,569)	5,161
Backlog	31,804	(27,679)	4,125
In-process technology	60,914	—	60,914
Distribution rights	5,579	(5,280)	299
Covenants not to compete	400	(400)	—
	$1,227,631	$(525,248)	$702,383

	March 31, 2015
	Gross Amount	Accumulated Amortization	Net Amount
Core and developed technology	$569,942	$(209,676)	$360,266
Customer-related	263,969	(193,483)	70,486
Trademarks and trade names	15,730	(9,529)	6,201
Backlog	26,304	(26,304)	—
In-process technology	67,142	—	67,142
Distribution rights	5,580	(5,258)	322
Covenants not to compete	400	(400)	—
	$949,067	$(444,650)	$504,417

The Company amortizes intangible assets over their expected useful lives, which range between 1 and 15 years.  During the three months ended September 30, 2015, as a result of the Micrel transaction, the Company acquired $176.8 million of core and developed technology which has a weighted average amortization period of 10 years, $70.4 million of customer-related intangible assets which has a weighted average amortization period of 5 years, $5.5 million of intangible assets related to backlog with an amortization period of 1 year and $22.1 million of in-process technology which will begin amortization once the technology reaches technological feasibility. During the six months ended September 30, 2015, $28.3 million of in-process technology reached technological feasibility and was reclassified as core and developed technology and began being amortized over its estimated useful life. The following is an expected amortization schedule for the intangible assets for the remainder of fiscal 2016 through fiscal 2020, absent any future acquisitions or impairment charges (amounts in thousands):

Year ending March 31,	Projected Amortization Expense
2016	$98,775
2017	137,051
2018	110,462
2019	93,561
2020	75,320

Amortization expense attributed to intangible assets was $44.9 million and $80.6 million for the three and six months ended September 30, 2015, respectively. Amortization expense attributed to intangible assets was $46.5 million and $84.2 million for the three and six months ended September 30, 2014, respectively.  In the three and six months ended September 30, 2015, approximately $0.9 million and $1.7 million was charged to cost of sales, respectively, and approximately $44.0 million and $78.9 million was charged to operating expenses, respectively.  In the three and six months ended September 30, 2014, approximately $1.0 million and $2.0 million was charged to cost of sales, respectively, and approximately $45.5 million and $82.2 million was charged to operating expenses, respectively.  The Company recognized impairment charges of $0.5 million in each of the three and six months ended September 30, 2015. The Company recognized impairment charges of $0.2 million and $0.6 million the three and six months ended September 30, 2014, respectively.

Goodwill activity for the six months ended September 30, 2015 was as follows (amounts in thousands):

	Semiconductor Products Reporting Unit	Technology Licensing Reporting Unit
Balance at March 31, 2015	$552,071	$19,200
Additions due to the acquisition of Micrel	437,060	—
Adjustments due to acquisition of ISSC	389	—
Balance at September 30, 2015	$989,520	$19,200

At March 31, 2015, the Company applied a qualitative goodwill impairment screen to its two reporting units, concluding it was not more likely than not that goodwill was impaired. Through September 30, 2015, the Company has never recorded an impairment charge against its goodwill balance.

(15)	Income Taxes

The provision for income taxes reflects tax on foreign earnings and federal and state tax on U.S. earnings.  The Company had an effective tax rate benefit of 12.6% for the six-month period ended September 30, 2015 and an effective tax rate of 8.0% for the six-month period ended September 30, 2014.  The Company's effective tax rate for the six-month period ended September 30, 2015 is lower compared to the prior year primarily due to favorable tax impacts from the Micrel purchase accounting adjustments. The Company's effective tax rate is lower than statutory rates in the U.S. due primarily to its mix of earnings in foreign jurisdictions with lower tax rates.

At September 30, 2015, the Company had $225.1 million of unrecognized tax benefits.  Unrecognized tax benefits increased by $26.2 million compared to March 31, 2015 primarily as a result of the acquisition of Micrel, the ongoing accrual for uncertain tax positions and the accrual of deficiency interest on these positions.

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

(16)	1.625% Senior Subordinated Convertible Debentures

In February 2015, the Company issued $1,725.0 million principal amount of 1.625% senior subordinated convertible debentures due February 15, 2025. The debentures are subordinated to the Company's senior debt, including amounts borrowed under its amended credit facility, but are senior to the Company's outstanding 2.125% junior subordinated convertible debentures. The debentures are convertible, subject to certain conditions, into cash, shares of the Company's common stock or a combination thereof, at the Company's election, at an initial base conversion rate of 14.5654 shares of common stock per

$1,000 principal amount of debentures, representing an initial base conversion price of approximately $68.66 per share of common stock.  As a result of cash dividends paid since the issuance of the debentures, the conversion rate has been adjusted to 14.8954 shares of common stock per $1,000 of principal amount of debentures, representing a base conversion price of approximately $67.13 per share of common stock. In addition, if at the time of conversion the applicable price of the Company's common stock exceeds the base conversion price, the conversion rate will be increased by up to an additional 7.2827 shares of common stock per $1,000 principal amount of debentures, as determined pursuant to a specified formula. As a result of cash dividends paid since the issuance of the debentures, the maximum number of additional shares that may be issued if the stock price of the Company's common stock exceeds the base conversion price has been adjusted to 7.4477 shares of common stock per $1,000 principal amount of debentures. However, in no event will the conversion rate exceed 20.3915 (adjusted to 20.8535 as a result of cash dividends paid since the issuance of the debentures) shares of common stock per $1,000 principal amount of debentures. The Company received net proceeds of approximately $1,694.7 million after deduction of issuance costs of approximately $30.3 million. The $30.3 million in issuance costs was split between a debt component of $20.4 million and an equity component of $9.9 million.  The $20.4 million in debt issuance costs is recorded in other assets and is being amortized using the effective interest method over the term of the debentures.

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

As the debentures can be settled in cash upon conversion, for accounting purposes, the debentures were bifurcated into a liability component and an equity component, which are both initially recorded at fair value.  The carrying value of the equity component at September 30, 2015 and March 31, 2015 was $564.9 million.  The estimated fair value of the liability component of the debentures at the issuance date was $1,160.1 million resulting in a debt discount of $564.9 million.  The unamortized debt discount was $538.2 million at September 30, 2015 and $559.3 million at March 31, 2015.  The remaining period over which the unamortized debt discount will be recognized as non-cash interest expense is 9.37 years.  In the three and six months ended September 30, 2015, the Company recognized $10.6 million and $21.1 million, respectively, in non-cash interest expense related to the amortization of the debt discount.  The Company recognized $7.0 million and $14.0 million of interest expense related to the 1.625% coupon on the debentures in the three and six months ended September 30, 2015, respectively. The effective interest rate of the debentures is 6.1%.

(17)	2.125% Junior Subordinated Convertible Debentures

The Company's $575.0 million principal amount of 2.125% junior subordinated convertible debentures due December 15, 2037, are subordinated in right of payment to any future senior debt of the Company and are effectively subordinated in right of payment to the liabilities of the Company's subsidiaries.  The debentures are convertible, subject to certain conditions, into cash, shares of the Company's common stock or a combination thereof, at the Company's election, at an initial conversion rate of 29.2783 shares of common stock per $1,000 principal amount of debentures, representing an initial conversion price of approximately $34.16 per share of common stock.  As of September 30, 2015, the holders of the debentures had the right to convert their debentures between October 1, 2015 and December 31, 2015 because for at least 20 trading days during the 30 consecutive trading day period ending on September 30, 2015, the Company's common stock had a last reported sale price greater than 130% of the conversion price. As of September 30, 2015, a holder could realize more economic value by selling its debentures in the over the counter market than from converting its debentures. As a result of cash dividends paid since the issuance of the debentures, the conversion rate has been adjusted to 40.4715 shares of common stock per $1,000 of principal amount of debentures, representing a conversion price of approximately $24.71 per share of common stock. The if-converted value of the debentures exceed the principal amount by $427.8 million at September 30, 2015. The debentures include a contingent interest mechanism that begins in December 2017. The terms of the contingent interest include a 0.25% interest rate if the debentures are trading at less than $400 and 0.5% if the debentures are trading at greater than $1,500. Based on the current trading price of the debentures, the contingent interest rate in calendar year 2017 would be 0.5%.

As the debentures can be settled in cash upon conversion, for accounting purposes, the debentures were bifurcated into a liability component and an equity component, which are both initially recorded at fair value.  The carrying value of the equity component at September 30, 2015 and at March 31, 2015 was $411.2 million.  The estimated fair value of the liability component of the debentures at the issuance date was $163.8 million, resulting in a debt discount of $411.2 million.  The unamortized debt discount was $381.1 million at September 30, 2015 and $383.7 million at March 31, 2015.  The remaining period over which the unamortized debt discount will be recognized as non-cash interest expense is 22.25 years.  In the three and six months ended September 30, 2015, the Company recognized $1.3 million and $2.6 million, respectively, in non-cash interest expense related to the amortization of the debt discount.  In the three and six months ended September 30, 2014, the

Company recognized $2.4 million and $4.8 million, respectively, in non-cash interest expense related to the amortization of the debt discount.  The Company recognized $3.1 million and $6.1 million of interest expense related to the 2.125% coupon on the debentures in the three and six months ended September 30, 2015, respectively, compared to $6.1 million and $12.2 million in the three and six months ended September 30, 2014, respectively. The Company acquired $575.0 million in aggregate principal amount of its 2.125% junior subordinated convertible debentures in the March 2015 quarter which is the primary reason for the reductions of interest expense in the three and six months ended September 30, 2015 compared to the prior year periods. The effective interest rate of the debentures is 9.1%.

(18)	Credit Facility

In February 2015, the Company amended its existing $2.0 billion credit agreement by increasing the revolving credit facility to $2.555 billion and removing the term loan portion of the agreement. The new credit agreement includes two tranches. One tranche consists of bank commitments through February 2020 and another tranche consists of bank commitments through June 2018, the maturity date of the original credit agreement. The Company's increase option was also adjusted to $300 million. The credit agreement provides for a $125 million foreign currency sublimit, a $25 million letter of credit sublimit and a $25 million swingline loan sublimit. The amended credit agreement was accounted for as a modification and as such any remaining unamortized deferred costs associated with the prior credit agreement was associated with the new credit agreement since the borrowing capacity was increased. At September 30, 2015, $1,296.5 million of revolving credit facility borrowings were outstanding under the credit agreement compared to $462.0 million at March 31, 2015.

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

Interest is due and payable in arrears quarterly for loans bearing interest at the base rate and at the end of an interest period (or at each three-month interval in the case of loans with interest periods greater than three months) in the case of loans bearing interest at the adjusted LIBOR rate. Interest expense related to the credit agreement was approximately $4.9 million and $8.5 million in the three and six months ended September 30, 2015, respectively, and approximately $5.1 million and $10.1 million in the three and six months ended September 30, 2014, respectively. Principal, together with all accrued and unpaid interest, is due and payable on the respective tranche maturity date, which is June 27, 2018 and February 4, 2020. The weighted average interest rate on short-term borrowings outstanding at September 30, 2015 related to the credit agreement was 1.44%. The Company also pays a quarterly commitment fee on the available but unused portion of its line of credit which is calculated on the average daily available balance during the period. The Company may prepay the loans and terminate the commitments, in whole or in part, at any time without premium or penalty, subject to certain conditions including minimum amounts in the case of commitment reductions and reimbursement of certain costs in the case of prepayments of LIBOR loans.

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

The credit agreement contains customary affirmative and negative covenants, including covenants that limit or restrict the Company and its subsidiaries' ability to, among other things, incur subsidiary indebtedness, grant liens, merge or consolidate, dispose of assets, make investments, make acquisitions, enter into certain transactions with affiliates, pay dividends or make distributions, repurchase stock, enter into restrictive agreements and enter into sale and leaseback transactions, in each case subject to customary exceptions for a credit facility of this size and type. The Company is also required to maintain compliance with consolidated senior and total leverage ratios and a consolidated interest coverage ratio. At September 30, 2015, the Company was in compliance with these covenants.

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

(19)	Contingencies

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

The Company's technology license agreements generally include an indemnification clause that indemnifies the licensee against liability and damages (including legal defense costs) arising from any claims of patent, copyright, trademark or trade secret infringement by the Company's proprietary technology.  The terms of these indemnification provisions approximate the terms of the outgoing technology license agreements, which are typically perpetual unless terminated by either party for breach.  The possible amount of future payments the Company could be required to make based on agreements that specify indemnification limits, if such indemnifications were required on all of these agreements, is approximately $139 million. There are some licensing agreements in place that do not specify indemnification limits.  The Company had not recorded any liabilities related to these indemnification obligations as of September 30, 2015.

(20)	Derivative Instruments

Freestanding Derivative Forward Contracts

Foreign Currency Exchange Rate Risk

The Company has international operations and is thus subject to foreign currency rate fluctuations.  To help manage the risk of changes in foreign currency rates, the Company periodically enters into derivative contracts comprised of foreign currency forward contracts to hedge its asset and liability foreign currency exposure and a portion of its foreign currency operating expenses.  Approximately 99% of the Company's sales are U.S. dollar denominated.  To date, the exposure related to foreign exchange rate volatility has not been material to the Company's operating results.  As of September 30, 2015 and March 31, 2015, the Company had no foreign currency forward contracts outstanding. The Company recognized an immaterial amount of net realized gains and losses on foreign currency forward contracts in each of the three and six months ended September 30, 2015 and 2014. Gains and losses from changes in the fair value of these foreign currency forward contracts and foreign currency exchange rate fluctuations are credited or charged to Other Income (Expense) on the condensed consolidated statements of income. The Company does not apply hedge accounting to its foreign currency derivative instruments.

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

In March 2015, the Company entered into ten-year fixed-to-floating interest rate swap agreements designated as fair value hedges of the changes in fair value of a portion of the Company's fixed-rate 1.625% senior subordinated convertible debentures due to changes in the LIBOR swap rate, the designated benchmark interest rate. The Company pays variable interest equal to the three-month LIBOR minus 53.6 basis points, and it receives a fixed interest rate of 1.625%. The notional amount of these contracts outstanding at September 30, 2015 and at March 31, 2015 was $431.3 million, representing 25% of the principal amount of the senior subordinated convertible debentures.

The following table summarizes the fair value amounts of derivative instruments reported on the condensed consolidated balance sheets in other assets (amounts in thousands):

Derivatives designated as hedging instruments	September 30, 2015	March 31, 2015
Interest rate contracts	$10,963	$8,928

The following table summarizes the location and amount of the gain or loss on the hedged item attributable to the changes in the LIBOR swap rate and the offsetting gain or loss on the related interest rate swap agreements for the three and six months ended September 30, 2015. The difference represents hedge ineffectiveness (amounts in thousands):

	Three Months Ended		Six Months Ended
	September 30, 2015		September 30, 2015
Income Statement Classification	Gain (Loss) on Senior Subordinated Convertible Debentures	Gain (Loss) on Interest Rate Swap	Gain (Loss) on Senior Subordinated Convertible Debentures	Gain (Loss) on Interest Rate Swap
Other Income (Expense)	$(17,573)	$17,005	$(2,642)	$2,034

(21)	Comprehensive Income (Loss)

The following table presents the changes in the components of accumulated other comprehensive income (AOCI) for the six months ended September 30, 2015 (amounts in thousands):

	Unrealized holding gains (losses) available-for-sale securities	Minimum pension liability	Foreign Currency	Total
Accumulated other comprehensive income (loss) at March 31, 2015	$14,537	$13	$(3,474)	$11,076
Other comprehensive income before reclassifications	70	—	—	70
Amounts reclassified from accumulated other comprehensive income (loss)	(13,965)	—	—	(13,965)
Net other comprehensive loss	(13,895)	—	—	(13,895)
Purchase of shares from noncontrolling interest	—	—	(276)	(276)
Accumulated other comprehensive income (loss) at September 30, 2015	$642	$13	$(3,750)	$(3,095)

The table below details where reclassifications of realized transactions out of AOCI are recorded on the condensed consolidated statements of income (amounts in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
Description of AOCI Component	2015	2014	2015	2014	Related Statement of Income Line
Unrealized gains on available-for-sale securities	$6	$62	$13,965	$96	Other income
Taxes	—	—	—	(12)	Provision for income taxes
Reclassification of realized transactions, net of taxes	$6	$62	$13,965	$84	Net income

(22)	Share-Based Compensation

The following table presents the details of the Company's share-based compensation expense (amounts in thousands):

	Three Months Ended				Six Months Ended
	September 30,				September 30,
	2015		2014		2015		2014
Cost of sales	$2,398	(1)	$2,640	(1)	$4,055	(1)	$4,695	(1)
Research and development	8,670		7,261		15,768		13,570
Selling, general and administrative	11,958		5,372		17,315		10,329
Pre-tax effect of share-based compensation	23,026		15,273		37,138		28,594
Income tax benefit	8,574		1,833		12,106		3,253
Net income effect of share-based compensation	$14,452		$13,440		$25,032		$25,341

(1) During the three and six months ended September 30, 2015, $1.8 million and $3.6 million, respectively, of share-based compensation expense was capitalized to inventory and $2.4 million and $4.1 million, respectively, of previously capitalized share-based compensation expense in inventory was sold.  During the three and six months ended September 30, 2014, $1.6 million and $3.3 million, respectively, of share-based compensation expense was capitalized to inventory and $2.6 million and $4.7 million, respectively, of previously capitalized share-based compensation expense in inventory was sold.

(23)	Net Income Per Common Share Attributable to Microchip Technology Stockholders

The following table sets forth the computation of basic and diluted net income per common share attributable to Microchip Technology stockholders (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net income attributable to Microchip Technology	$64,899	$93,641	$195,566	$183,550
Weighted average common shares outstanding	204,275	200,629	203,254	200,408
Dilutive effect of stock options and RSUs	3,065	3,767	3,228	3,780
Dilutive effect of 2037 junior subordinated convertible debentures	9,759	20,888	10,451	20,718
Weighted average common and potential common shares outstanding	217,099	225,284	216,933	224,906
Basic net income per common share attributable to Microchip Technology stockholders	$0.32	$0.47	$0.96	$0.92
Diluted net income per common share attributable to Microchip Technology stockholders	$0.30	$0.42	$0.90	$0.82

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

Diluted net income per common share attributable to stockholders for the three and six months ended September 30, 2015 includes 9,759,393 shares and 10,451,083 shares, respectively, issuable upon the exchange of the Company's 2.125% junior subordinated convertible debentures due December 15, 2037 (see Note 17). Diluted net income per common share attributable to stockholders for the three and six months ended September 30, 2014 includes 20,887,608 shares and 20,717,720 shares, respectively, issuable upon the exchange of the Company's 2.125% junior subordinated convertible debentures due December 15, 2037.  The debentures have no impact on diluted net income per common share unless the average price of the Company's common stock exceeds the conversion price because the principal amount of the debentures will be settled in cash upon conversion.  Prior to conversion, the Company will include, in the diluted net income per common share calculation, the effect of the additional shares that may be issued when the Company's common stock price exceeds the conversion price using the treasury stock method.  The weighted average conversion price per share used in calculating the dilutive effect of the convertible debt for the three and six-month periods ended September 30, 2015 was $24.87 and $24.94, respectively. The weighted average conversion price per share used in calculating the dilutive effect of the convertible debt for the three and six-month periods ended September 30, 2014 was $25.58 and $25.67, respectively

There were no shares issuable upon the exchange of the Company's 1.625% senior subordinated convertible debentures due February 15, 2025 (see Note 16). The debentures have no impact on diluted net income per common share unless the average price of the Company's common stock exceeds the conversion price because the principal amount of the debentures will be settled in cash upon conversion.  Prior to conversion, the Company will include, in the diluted net income per common share calculation, the effect of the additional shares that may be issued when the Company's common stock price exceeds the conversion price using the treasury stock method.  The weighted average conversion price per share used in calculating the dilutive effect of the convertible debt for the three and six-month periods ended September 30, 2015 was $67.55 and $67.75, respectively.

Weighted average common shares exclude the effect of option shares which are not dilutive.  For the three and six months ended September 30, 2015, the number of option shares that were antidilutive was 182,848 and 47,296, respectively. There were no antidilutive option shares for the three and six months ended September 30, 2014.

(24)	Stock Repurchase

In May 2015, the Company's Board of Directors authorized the repurchase of up to 20 million shares of its common stock in the open market or in privately negotiated transactions. During the three and six months ended September 30, 2015, the Company purchased 8.6 million shares of its common stock for a total of $363.8 million. As of September 30, 2015, approximately 24.4 million shares remained as treasury shares with the balance of the shares being used to fund share issuance requirements under the Company's equity incentive plans. There is no expiration date associated with this repurchase program.

(25)	Dividends

A quarterly cash dividend of $0.3580 per share was paid on September 25, 2015 in the aggregate amount of $72.7 million.  Through the first six months of fiscal 2016, cash dividends of $0.7155 per share have been paid in the aggregate amount of $145.0 million. A quarterly cash dividend of $0.3585 per share was declared on November 4, 2015 and will be paid on December 4, 2015 to stockholders of record as of November 20, 2015. The Company expects the December payment of its quarterly cash dividend to be approximately $72.9 million.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

This report, including "Part I – Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Part II - Item 1A Risk Factors" contains certain forward-looking statements that involve risks and uncertainties, including statements regarding our strategy, financial performance and revenue sources.  We use words such as "anticipate," "believe," "plan," "expect," "future," "continue," "intend" and similar expressions to identify forward-looking statements.  Our actual results could differ materially from the results anticipated in these forward-looking statements as a result of certain factors including those set forth under "Risk Factors," beginning at page 44 and elsewhere in this Form 10-Q.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  You should not place undue reliance on these forward-looking statements.  We disclaim any obligation to update information contained in any forward-looking statement.  These forward-looking statements include, without limitation, statements regarding the following:

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

•
Our expectation that our inventory levels will be flat to up 6 days, excluding impacts from the sell through of acquired inventory fair value mark-up, in the December 2015 quarter compared to the September 2015 quarter and that it will allow us to maintain competitive lead times and provide strong delivery performance to our customers;

•	The effect that distributor and customer inventory holding patterns will have on us;

•	Our belief that customers recognize our products and brand name and use distributors as an effective supply channel;

•	Our intent to change the majority of the Micrel distributor contracts which will result in the deferral of revenue recognition;

•	Anticipating increased customer requirements to meet voluntary criteria related to the reduction or elimination of substances in our products;

•	Our belief that deferred cost of sales are recorded at their approximate carrying value and will have low risk of material impairment;

•	Our belief that our direct sales personnel combined with our distributors provide an effective means of reaching our customer base;

•	Our ability to increase the proprietary portion of our analog and interface product lines and the effect of such an increase;

•	Our belief that our processes afford us both cost-effective designs in existing and derivative products and greater functionality in new product designs;

•	The impact of any supply disruption we may experience;

•	Our ability to effectively utilize our facilities at appropriate capacity levels and anticipated costs;

•	That we adjust capacity utilization to respond to actual and anticipated business and industry-related conditions;

•	That our existing facilities will provide sufficient capacity to respond to increases in demand with modest incremental capital expenditures;

•	That manufacturing costs will be reduced by transition to advanced process technologies;

•	Our ability to maintain manufacturing yields;

•	Continuing our investments in new and enhanced products;

•	The cost effectiveness of using our own assembly and test operations;

•	Our anticipated level of capital expenditures;

•	Continuation and amount of quarterly cash dividends;

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

We begin our Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) with a summary of our overall business strategy to give the reader an overview of the goals of our business and the overall direction of our business and products.  This is followed by a discussion of the Critical Accounting Policies and Estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results.  We then discuss our Results of Operations for the three and six months ended September 30, 2015 compared to the three and six months ended September 30, 2014.  We then provide an analysis of changes in our balance sheet and cash flows, and discuss our financial commitments in sections titled "Liquidity and Capital Resources," "Contractual Obligations" and "Off-Balance Sheet Arrangements."

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

See "Our operating results are impacted by both seasonality and the wide fluctuations of supply and demand in the semiconductor industry," on page 46 for discussion of the impact of seasonality on our business.

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

As a result of our acquisition of Micrel, we acquired certain distributor relationships where revenue is recognized upon shipment to the distributors based on contractual terms. In the December 2015 quarter, we intend to change the majority of these distributor contracts to be consistent with those of our other distributors which will result in the deferral of revenue recognition under such contracts until the distributor sells the product to their customer.

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

We sell the majority of the items in our product catalog to our distributors worldwide at a uniform list price.  However, distributors resell our products to end customers at a very broad range of individually negotiated price points.  The majority of our distributors' resales require a reduction from the original list price paid.  Often, under these circumstances, we remit back to the distributor a portion of their original purchase price after the resale transaction is completed in the form of a credit against the distributors' outstanding accounts receivable balance.  The credits are on a per unit basis and are not given to the distributor until they provide information to us regarding the sale to their end customer.  The price reductions vary significantly based on the customer, product, quantity ordered, geographic location and other factors and discounts to a price less than our cost have historically been rare.  The effect of granting these credits establishes the net selling price to our distributors for the product and results in the net revenue recognized by us when the product is sold by the distributors to their end customers.  Thus, a portion of the "deferred income on shipments to distributors" balance represents the amount of distributors' original purchase price that will be credited back to the distributor in the future.  The wide range and variability of negotiated price concessions granted to distributors does not allow us to accurately estimate the portion of the balance in the deferred income on shipments to distributors account that will be credited back to the distributors.  Therefore, we do not reduce deferred income on shipments to distributors or accounts receivable by anticipated future concessions; rather, price concessions are typically recorded against deferred income on shipments to distributors and accounts receivable when incurred, which is generally at the time the distributor sells the product.  At September 30, 2015, we had approximately $270.8 million of deferred revenue and $90.8 million in deferred cost of sales recognized as $180.0 million of deferred income on shipments to distributors.  At March 31, 2015, we had approximately $260.9 million of deferred revenue and $94.8 million in deferred cost of sales recognized as $166.1 million of deferred income on shipments to distributors.  The deferred income on shipments to distributors that will ultimately be recognized in our income statement will be lower than the amount reflected on the balance sheet due to additional price credits to be granted to the distributors when the product is sold to their customers.  These additional price credits historically have resulted in the deferred income approximating the overall gross margins that we recognize in the distribution channel of our business.

Distributor advances, reflected as a reduction of deferred income on shipments to distributors on our condensed consolidated balance sheets, totaled $110.4 million at September 30, 2015 and $116.0 million at March 31, 2015.  On sales to distributors, our payment terms generally require the distributor to settle amounts owed to us for an amount in excess of their ultimate cost.  The sales price to our distributors may be higher than the amount that the distributors will ultimately owe us because distributors often negotiate price reductions after purchasing product from us and such reductions are often significant.  It is our practice to apply these negotiated price discounts to future purchases, requiring the distributor to settle receivable balances, on a current basis, generally within 30 days, for amounts originally invoiced.  This practice has an adverse impact on the working capital of our distributors.  As such, we have entered into agreements with certain distributors whereby we advance cash to the distributors to reduce the distributor's working capital requirements.  These advances are reconciled at least on a quarterly basis and are estimated based on the amount of ending inventory as reported by the distributor multiplied by a negotiated percentage.  Such advances have no impact on our revenue recognition or our condensed consolidated statements of income.  We process discounts taken by distributors against our deferred income on shipments to distributors' balance and true-up the advanced amounts generally after the end of each completed fiscal quarter.  The terms of these advances are set forth in binding legal agreements and are unsecured, bear no interest on unsettled balances and are due upon demand.  The agreements governing these advances can be canceled by us at any time.

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

Business Combinations

All of our business combinations are accounted for at fair value under the acquisition method of accounting.  Under the acquisition method of accounting, (i) acquisition-related costs, except for those costs incurred to issue debt or equity securities, will be expensed in the period incurred; (ii) non-controlling interests will be valued at fair value at the acquisition date; (iii) in-process research and development will be recorded at fair value as an intangible asset at the acquisition date and amortized once the technology reaches technological feasibility; (iv) restructuring costs associated with a business combination will be expensed subsequent to the acquisition date; and (v) changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date will be recognized through income tax expense or directly in contributed capital.  The measurement of the fair value of assets acquired and liabilities assumed requires significant judgment.  The valuation of intangible assets and acquired investments, in particular, requires that we use valuation techniques such as the income approach. The income approach includes the use of a discounted cash flow model, which includes discounted cash flow scenarios and requires the following significant estimates: revenue, expenses, capital spending and other costs, and discount rates based on the respective risks of the cash flows.  The valuation of non-marketable equity investments acquired also takes into account variables such as conditions reflected in the capital markets, recent financing activity by the investees, the investees' capital structure and the terms of the investees' issued interests. Under the acquisition method of accounting, the aggregate amount of consideration we pay for a company is allocated to net tangible assets and intangible assets based on their estimated fair values as of the acquisition date.  The excess of the purchase price over the value of the net tangible assets and intangible assets is recorded to goodwill. On an annual basis, we test goodwill for impairment and, through September 30, 2015, we have never recorded an impairment charge against our goodwill balance.

Share-based Compensation

We measure at fair value and recognize compensation expense for all share-based payment awards, including grants of employee stock options, restricted stock units (RSUs) and employee stock purchase rights, to be recognized in our financial statements based on their respective grant date fair values.  Total share-based compensation during the six months ended September 30, 2015 was $37.1 million, of which $33.1 million was reflected in operating expenses.  Total share-based compensation included in cost of sales during the six months ended September 30, 2015 was $4.1 million.  Total share-based compensation included in our inventory balance was $4.8 million at September 30, 2015.

Determining the appropriate fair-value model and calculating the fair value of share-based awards at the date of grant requires judgment.  The fair value of our RSUs is based on the fair market value of our common stock on the date of grant discounted for expected future dividends.  We use the Black-Scholes option pricing model to estimate the fair value of employee stock options and rights to purchase shares under our employee stock purchase plans.  Option pricing models, including the Black-Scholes model, require the use of input assumptions, including expected volatility, expected life, expected dividend rate, and expected risk-free rate of return.  We use a blend of historical and implied volatility based on options freely traded in the open market as we believe this is most reflective of market conditions and a better indicator of expected volatility than using purely historical volatility.  The expected life of the awards is based on historical and other economic data trended into the future.  The risk-free interest rate assumption is based on observed interest rates appropriate for the terms of our awards.  The dividend yield assumption is based on our history and expectation of future dividend payouts.  We estimate the number of share-based awards that will be forfeited due to employee turnover.  Quarterly changes in the estimated forfeiture rate can have a significant effect on reported share-based compensation, as the impact on prior period amortization for all unvested awards is recognized in the period the forfeiture estimate is changed.  If the actual forfeiture rate is higher or lower than the estimated forfeiture rate, then an adjustment is made to increase or decrease the estimated forfeiture rate, which will result in a decrease or increase to the expense recognized in our financial statements.  If forfeiture adjustments are made, they would affect our gross margin, research and development expenses, and selling, general and administrative expenses.  The effect of forfeiture adjustments in the second quarter of fiscal 2016 was immaterial.

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

In periods where our production levels are substantially below our normal operating capacity, the reduced production levels of our manufacturing facilities are charged directly to cost of sales.  There was no charge to cost of sales for reduced production levels in the three and six-month periods ended September 30, 2015 or the three-month period ended September 30, 2014. Approximately $0.8 million was charged to cost of sales in the six-month period ended September 30, 2014.

Income Taxes

As part of the process of preparing our condensed consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate.  This process involves estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes.  These differences result in deferred tax assets and liabilities, which are included within our condensed consolidated balance sheets.  We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income within the relevant jurisdiction and to the extent we believe that recovery is not likely, we must establish a valuation allowance.  We have provided valuation allowances for certain of our deferred tax assets, including state net operating loss carryforwards, foreign tax credits and state tax credits, where it is more likely than not that some portion, or all of such assets, will not be realized. At September 30, 2015, the valuation allowances totaled $119.8 million. Should we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.  At September 30, 2015, our deferred tax asset, net of valuation allowances, was $69.3 million.

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

Senior and Junior Subordinated Convertible Debentures

We separately account for the liability and equity components of our senior and junior subordinated convertible debentures in a manner that reflects our nonconvertible debt (unsecured debt) borrowing rate when interest cost is recognized.  This results in a bifurcation of a component of the debt, classification of that component in equity and the accretion of the resulting discount on the debt to be recognized as part of interest expense in our condensed consolidated statements of income.  Lastly, we include the dilutive effect of the shares of our common stock issuable upon conversion of our outstanding senior and junior subordinated convertible debentures in our diluted income per share calculation regardless of whether the market price triggers or other contingent conversion features have been met.  We apply the treasury stock method as we have the intent and have adopted an accounting policy to settle the principal amount of the senior and junior subordinated convertible debentures in cash.  This method results in incremental dilutive shares when the average fair value of our common stock for a reporting period exceeds the conversion prices per share which were $67.13 and $24.71 for the senior and junior subordinated convertible debentures, respectively, at September 30, 2015 and adjusts as dividends are recorded in the future.

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

Results of Operations

The following table sets forth certain operational data as a percentage of net sales for the periods indicated:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	44.4	43.7	43.3	42.9
Gross profit	55.6	56.3	56.7	57.1
Research and development	17.6	16.3	16.7	16.1
Selling, general and administrative	14.8	13.0	13.7	13.1
Amortization of acquired intangible assets	8.1	8.3	7.3	7.6
Special charges, net	1.3	0.2	0.7	0.1
Operating income	13.8%	18.5%	18.3%	20.2%

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

Our net sales for the quarter ended September 30, 2015 were $541.4 million, an increase of 1.4% from the previous quarter's sales of $534.0 million, and a decrease of 0.9% from net sales of $546.2 million in the quarter ended September 30, 2014. Our net sales for the six months ended September 30, 2015 were $1,075.3 million, which was essentially flat to net sales of $1,075.1 million in the six months ended September 30, 2014. The increase in net sales in the quarter ended September 30, 2015 over the previous quarter was due primarily to our acquisition of Micrel which offset weaker general economic and semiconductor industry conditions. The decrease in net sales in the three months ended September 30, 2015 compared to the three months ended September 30, 2014 was due primarily to weaker general economic and semiconductor industry conditions, offset in part by our acquisition of Micrel in the three months ended September 30, 2015. Average selling prices for our semiconductor products were down approximately 6% and 3%, respectively, for the three and six-month periods ended September 30, 2015 over the corresponding periods of the previous fiscal year. The number of units of our semiconductor products sold was up approximately 5% and 3%, respectively, for the three and six-month periods ended September 30, 2015 over the corresponding periods of the previous fiscal year. The average selling prices and the unit volumes of our sales are impacted by the mix of our products sold and overall semiconductor market conditions.  Key factors related to the amount of net sales during the three and six-month periods ended September 30, 2015 compared to the three and six-month periods ended September 30, 2014 include:

•	our acquisition of Micrel which closed on August 3, 2015;

•	global economic conditions in the markets we serve;

•	semiconductor industry conditions;

•	our new product offerings that have increased our served available market;

•	customers' increasing needs for the flexibility offered by our programmable solutions;

•	inventory holding patterns of our customers;

•	increasing semiconductor content in our customers' products; and

•	continued market share gains in the segments of the markets we address.

Net sales by product line for the three and six months ended September 30, 2015 and 2014 were as follows (dollars in thousands):

	Three Months Ended				Six Months Ended
	September 30,				September 30,
	(unaudited)				(unaudited)
	2015	%	2014	%	2015	%	2014	%
Microcontrollers	$334,255	61.7	$361,793	66.2	$682,425	63.4	$705,554	65.6
Analog, interface and mixed signal products	147,214	27.2	122,584	22.5	274,269	25.5	247,941	23.1
Memory products	30,240	5.6	32,508	6.0	62,013	5.8	65,887	6.1
Technology licensing	23,175	4.3	22,584	4.1	46,438	4.3	43,021	4.0
Other	6,507	1.2	6,774	1.2	10,198	1.0	12,716	1.2
Total sales	$541,391	100.0%	$546,243	100.0%	$1,075,343	100.0%	$1,075,119	100.0%

Microcontrollers

Our microcontroller product line represents the largest component of our total net sales.  Microcontrollers and associated application development systems accounted for approximately 61.7% of our net sales for the three-month period ended September 30, 2015 and approximately 63.4% of our net sales for the six-month period ended September 30, 2015 compared to approximately 66.2% of our net sales for the three-month period ended September 30, 2014 and approximately 65.6% of our net sales in the six-month period ended September 30, 2014.

Net sales of our microcontroller products decreased approximately 7.6% in the three-month period ended September 30, 2015 and approximately 3.3% in the six-month period ended September 30, 2015 compared to the three and six-month periods ended September 30, 2014. These sales decreases were driven primarily by weaker general economic and semiconductor industry conditions in the end markets we serve including the consumer, automotive, industrial control, communications and computing markets.

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

Analog, Interface and Mixed Signal Products

Sales of our analog, interface and mixed signal products accounted for approximately 27.2% of our net sales for the three-month period ended September 30, 2015 and approximately 25.5% of our net sales for the six-month period ended September 30, 2015 compared to approximately 22.5% of our net sales for the three-month period ended September 30, 2014 and approximately 23.1% of our net sales for the six-month period ended September 30, 2014.

Net sales of our analog, interface and mixed signal products increased approximately 20.1% in the three-month period ended September 30, 2015 and approximately 10.6% in the six-month period ended September 30, 2015 compared to the three and six-month periods ended September 30, 2014. These sales increases were driven primarily by our acquisition of Micrel and market share gains achieved within the analog, interface and mixed signal market.

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

Memory Products

Sales of our memory products accounted for approximately 5.6% of our net sales for the three-month period ended September 30, 2015 and approximately 5.8% of our net sales for the six-month period ended September 30, 2015 compared to approximately 6.0% of our net sales for the three-month period ended September 30, 2014 and approximately 6.1% of our net sales for the six-month period ended September 30, 2014.

Net sales of our memory products decreased approximately 7.0% in the three-month period ended September 30, 2015 and approximately 5.9% in the three-month period ended September 30, 2015 compared to the three and six-month periods ended September 30, 2014. The changes in net sales of our memory products over these periods was driven primarily by customer demand conditions within the Serial EEPROM and Flash memory markets.

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

Technology Licensing

Technology licensing revenue includes a combination of royalties associated with licenses for the use of our SuperFlash and other technologies and fees for engineering services.  Technology licensing accounted for approximately 4.3% of our net sales for the three-month period ended September 30, 2015 and approximately 4.3% of our net sales for the six-month period ended September 30, 2015 compared to approximately 4.1% of our net sales for the three-month period ended September 30, 2014 and approximately 4.0% of our net sales for the six-month period ended September 30, 2014.

Net sales related to our technology licensing increased approximately 2.6% in the three-month period ended September 30, 2015 and approximately 7.9% in the six-month period ended September 30, 2015 compared to the three and six-month periods ended September 30, 2014. Revenue from technology licensing can fluctuate over time based on the production activities of our licensees as well as general economic and semiconductor industry conditions.

Other

Revenue from wafer foundry and assembly and test subcontracting services accounted for approximately 1.2% of our net sales for the three-month period ended September 30, 2015 and approximately 1.0% of our net sales for the six-month period ended September 30, 2015 compared to approximately 1.2% of our net sales for each of the three and six-month periods ended September 30, 2014.

Distribution

Distributors accounted for approximately 52.4% of our net sales in the three-month period ended September 30, 2015 and approximately 51.7% of our net sales in the three-month period ended September 30, 2014.  Distributors accounted for approximately 52.3% of our net sales in the six-month period ended September 30, 2015 and approximately 52.0% of our net sales in the six-month period ended September 30, 2014. Our distributors focus primarily on servicing the product requirements of a broad base of diverse customers.  We believe that distributors provide an effective means of reaching this broad and diverse customer base.  We believe that customers recognize Microchip for its products and brand name and use distributors as an effective supply channel.

Generally, we do not have long-term agreements with our distributors and we, or our distributors, may terminate our relationships with each other with little or no advance notice.  The loss of, or the disruption in the operations of, one or more of our distributors could reduce our future net sales in a given quarter and could result in an increase in inventory returns.

At September 30, 2015, our distributors maintained 37 days of inventory of our products which was flat compared to the days of inventory at our distributors at March 31, 2015.  However, the September 30, 2015 distributor inventory included two days of inventory from the acquired inventory fair value mark-up associated with our Micrel acquisition. Over the past five fiscal years, the days of inventory maintained by our distributors have fluctuated between 27 days and 47 days.  We do not believe that inventory holding patterns at our distributors will materially impact our net sales, due to the fact that we recognize revenue based on sell-through for the vast majority of our distributors.

Sales by Geography

Sales by geography for the three and six months ended September 30, 2015 and 2014 were as follows (dollars in thousands):

	Three Months Ended				Six Months Ended
	September 30,				September 30,
	(unaudited)				(unaudited)
	2015	%	2014	%	2015	%	2014	%
Americas	$100,229	18.5	$108,608	19.9	$204,773	19.0	$210,812	19.6
Europe	110,889	20.5	110,804	20.3	225,567	21.0	220,202	20.5
Asia	330,273	61.0	326,831	59.8	645,003	60.0	644,105	59.9
Total sales	$541,391	100.0%	$546,243	100.0%	$1,075,343	100.0%	$1,075,119	100.0%

Americas sales include sales to customers in the U.S., Canada, Central America and South America. Sales to foreign customers accounted for approximately 85% and 84% of our total net sales in the three and six-month periods ended September 30, 2015, respectively. Sales to foreign customers accounted for approximately 84% of our total net sales in each of the three and six-month periods ended September 30, 2014. Substantially all of our foreign sales are U.S. dollar denominated.  Sales to customers in Asia have generally increased over time due to many of our customers transitioning their manufacturing operations to Asia and growth in demand from the emerging Asian market.  Our sales force in the Americas and Europe supports a significant portion of the design activity for products which are ultimately shipped to Asia.

Gross Profit

Our gross profit was $301.0 million in the three-month period ended September 30, 2015 and $307.5 million in the three-month period ended September 30, 2014. Our gross profit was $610.0 million in the six-month period ended September 30, 2015 and $614.0 million in the six-month period ended September 30, 2014. Gross profit as a percentage of sales was 55.6% in the three-month period ended September 30, 2015 and 56.3% in the three-month period ended September 30, 2014. Gross profit as a percentage of sales was 56.7% in the six-month period ended September 30, 2015 and 57.1% in the six-month period ended September 30, 2014.

The most significant factors affecting our gross profit percentage in the periods covered by this Form 10-Q were:

•
charges of approximately $9.0 million in each of the three and six-month periods ended September 30, 2015 and approximately $12.7 million and $20.2 million in the three and six-month periods ended September 30, 2014, respectively, related to the recognition of acquired inventory at fair value as a result of our acquisitions which increased the value of our acquired inventory and reduced our gross margins;

•	for the three and six-month periods ended September 30, 2015, inventory write-downs being higher than the gross margin impact of sales of inventory that was previously written down; and

•	fluctuations in our product mix of microcontrollers, analog, interface and mixed signal products, memory products and technology licensing.

Other factors that impacted our gross profit percentage in the periods covered by this Form 10-Q include:

•	continual cost reductions in wafer fabrication and assembly and test manufacturing, such as new manufacturing technologies and more efficient manufacturing techniques; and

•	lower depreciation as a percentage of cost of sales.

We adjust our wafer fabrication and assembly and test capacity utilization as required to respond to actual and anticipated business and industry-related conditions. During the three and six-month periods ended September 30, 2015, and the three-month period ended September 30, 2014, we operated at normal capacity levels, which we typically consider to be 90% to 95% of the actual capacity of our installed equipment, in our wafer fabrication facilities. During the six-month period ended September 30, 2014, we operated at slightly below normal capacity levels in our wafer fabrication facilities in response to uncertain global economic conditions and our inventory position. When production levels are below normal capacity, we charge cost of sales for the unabsorbed capacity. Unabsorbed capacity charges related to our wafer fabs were approximately $0.8 million during the six-month period ended September 30, 2014. We operated at normal capacity levels in our Thailand assembly and test facilities during each of the three and six-month periods ended September 30, 2015 and 2014.

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

Our overall inventory levels were $363.8 million at September 30, 2015, compared to $279.5 million at March 31, 2015.  We maintained 138 days of inventory on our balance sheet at September 30, 2015 compared to 111 days of inventory at March 31, 2015.  The primary reason for the increase in our inventory levels and days of inventory at September 30, 2015 compared to March 31, 2015 is an additional $63.0 million of inventory from our acquisition of Micrel, including approximately $37.2 million of acquired inventory fair value mark-up. We expect our inventory levels in the December 2015 quarter to be flat to up 6 days, excluding the impact from the sell through of acquired inventory fair value mark-up, over those levels at September 30, 2015. We believe our existing level of inventory will allow us to maintain competitive lead times and provide strong delivery performance to our customers.

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

During the three months ended September 30, 2015, approximately 53% of our assembly requirements were performed in our Thailand facilities compared to approximately 55% during the three months ended September 30, 2014.  The percentage of our assembly work that is performed internally fluctuates over time based on supply and demand conditions in the semiconductor industry, our internal capacity capabilities and our acquisition activities.  Third-party contractors located in Asia perform the balance of our assembly operations.  During the three months ended September 30, 2015, approximately 82% of our test requirements were performed in our Thailand facilities compared to approximately 88% during the three months ended September 30, 2014. We believe that the assembly and test operations performed at our Thailand facility provide us with significant cost savings compared to contractor assembly and test costs, as well as increased control over these portions of the manufacturing process.

We rely on outside wafer foundries for a significant portion of our wafer fabrication requirements. In each of the three and six months ended September 30, 2015, approximately 40% of our net sales came from products that were produced at outside wafer foundries. In the three and six months ended September 30, 2014, approximately 41% and 40%, respectively, of our net sales came from products that were produced at outside wafer foundries.

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

Research and Development (R&D)

R&D expenses for the three months ended September 30, 2015 were $95.3 million, or 17.6% of net sales, compared to $88.8 million, or 16.3% of net sales, for the three months ended September 30, 2014.  R&D expenses for the six months ended September 30, 2015 were $179.9 million, or 16.7% of net sales, compared to $173.2 million, or 16.1% of net sales, for the six months ended September 30, 2014. We are committed to investing in new and enhanced products, including development systems software, and in our design and manufacturing process technologies.  We believe these investments are significant factors in maintaining our competitive position.  R&D costs are expensed as incurred.  Assets purchased to support our ongoing research and development activities are capitalized when related to products which have achieved technological feasibility or that have alternative future uses and are amortized over their expected useful lives.  R&D expenses include labor, depreciation, masks, prototype wafers, and expenses for the development of process technologies, new packages, and software to support new products and design environments.

R&D expenses increased $6.4 million, or 7.3%, for the three months ended September 30, 2015 over the same period last year.  The primary reasons for the increase in R&D costs over the same period last year were additional costs from our acquisition of Micrel partially offset by lower bonus costs. R&D expenses increased $6.8 million, or 3.9%, for the six months ended September 30, 2015 over the same period last year.  The primary reasons for the increase in R&D costs over the same period last year were additional costs from our acquisitions of Micrel and ISSC as well as higher headcount costs partially offset by lower bonus costs.

R&D expenses fluctuate over time, primarily due to revenue and operating expense investment levels.

Selling, General and Administrative

Selling, general and administrative expenses for the three months ended September 30, 2015 were $80.3 million, or 14.8% of net sales, compared to $71.1 million, or 13.0% of net sales, for the three months ended September 30, 2014.  Selling, general and administrative expenses for the six months ended September 30, 2015 were $147.1 million, or 13.7% of net sales, compared to $140.4 million, or 13.1% of net sales, for the six months ended September 30, 2014.  Selling, general and administrative expenses include salary expenses related to field sales, marketing and administrative personnel, advertising and promotional expenditures and legal expenses.  Selling, general and administrative expenses also include costs related to our direct sales force and field applications engineers who work in sales offices worldwide to stimulate demand by assisting customers in the selection and use of our products.

Selling, general and administrative expenses increased $9.1 million, or 12.9%, for the three months ended September 30, 2015 over the same period last year.  Selling, general and administrative expenses increased $6.7 million, or 4.8%, for the six months ended September 30, 2015 over the same period last year. The primary reasons for the increases in selling, general and administrative costs over these periods were additional costs from our acquisition of Micrel partially offset by lower bonus costs.

Selling, general and administrative expenses fluctuate over time, primarily due to revenue and operating expense investment levels.

Amortization of Acquired Intangible Assets

Amortization of acquired intangible assets for the three and six months ended September 30, 2015 was $43.8 million and $78.5 million, respectively. Amortization of acquired intangible assets for the three and six months ended September 30, 2014 was $45.4 million and $82.1 million, respectively. The primary reasons for the decreases in acquired intangible asset amortization for the three and six months ended September 30, 2015 compared to the same periods last year were decreased amortization from our customer-related intangible assets from our acquisitions of Standard Microsystems Corporation partially offset by increased amortization from our acquisitions of Micrel and ISSC.

Special Charges

We incurred special charges related to severance, office closing and other costs associated with our acquisition activity of $6.6 million and $8.2 million for the three and six months ended September 30, 2015, respectively, and $0.8 million and $1.1 million for the three and six months ended September 30, 2014, respectively.

Other Income (Expense)

Interest income in the three and six months ended September 30, 2015 was $6.4 million, and $11.9 million, respectively. Interest income in the three and six months ended September 30, 2014 was $4.5 million, and $9.3 million, respectively. The primary reasons for the increases in interest income in the three and six months ended September 30, 2015 compared to the same periods last year relate to higher yields on short-term cash investments and higher invested cash balances.

Interest expense in the three and six months ended September 30, 2015 was $25.6 million, and $49.7 million, respectively.   Interest expense in the three and six months ended September 30, 2014 was $14.0 million, and $27.7 million, respectively. The primary reasons for the increases in interest expense in the three and six months ended September 30, 2015 compared to the same periods last year relate to non-cash interest expense from the amortization on the debt discount of our 1.625% senior subordinated convertible debentures and interest expense related to the 1.625% coupon on such debentures which were issued in February 2015. The increase in interest expense was partially offset by lower interest expense under our credit facility and lower interest expense on our 2.125% junior subordinated debentures as a result of our purchase of 50% of such outstanding debentures in the March 2015 quarter.

Other expense, net in the three months ended September 30, 2015 was $1.7 million, and other income, net in the six months ended September 30, 2015 was $15.3 million compared to other expense, net of $1.1 million in the three and six months ended September 30, 2014. The primary reasons for the change in other income (expense), net in the six months ended September 30, 2015 compared to the same period last year relates to realized gains of $14.0 million from the sale of marketable equity and debt securities and a gain of $2.2 million on the sale of an equity method investment.

Provision for Income Taxes

Our provision for income taxes reflects tax on foreign earnings and federal and state tax on U.S. earnings.  We had an effective tax rate benefit of 12.6% for the six-month period ended September 30, 2015 and an effective tax rate of 8.0% for the six-month period ended September 30, 2014.  Our effective tax rate for the six-month period ended September 30, 2015 is lower compared to the prior year primarily due to favorable tax impacts from the Micrel purchase accounting adjustments. Our effective tax rate is lower than statutory rates in the U.S. due primarily to our mix of earnings in foreign jurisdictions with lower tax rates.

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

Liquidity and Capital Resources

We had $2,586.5 million in cash, cash equivalents and short-term and long-term investments at September 30, 2015, an increase of $244.3 million from the March 31, 2015 balance.  The increase in cash, cash equivalents and short-term and long-term investments over this time period is primarily attributable to cash generated by operating activities and increases in borrowings under our credit facility offset in part by our dividend payments of $145.0 million and $343.9 million of cash used for our acquisition of Micrel, net of cash acquired from Micrel.

Net cash provided by operating activities was $331.4 million in the six months ended September 30, 2015 compared to $357.8 million in the six months ended September 30, 2014.  The decrease in net cash provided from operating activities was primarily due to changes in our operating assets and liabilities.

During the six months ended September 30, 2015, net cash used in investing activities was $727.9 million compared to net cash used in investing activities of $520.2 million in the six months ended September 30, 2014.  The increase in net cash used in investing activities was due primarily to $343.9 million of cash consideration, net of $99.2 million of cash and cash equivalents acquired, used to finance our acquisition of Micrel in August 2015, a decrease in cash from our purchases, sales and maturities of available-for-sale securities in the six months ended September 30, 2015 compared to the same period last year, offset in part by $375.4 million of cash consideration, net of $14.8 million of cash and cash equivalents acquired, used to finance our acquisition of Supertex in April 2014 and $252.5 million of cash consideration, net of $15.1 million of cash and cash equivalents acquired, used to finance our acquisition of ISSC in July 2014.

Our level of capital expenditures varies from time to time as a result of actual and anticipated business conditions. Capital expenditures in the six months ended September 30, 2015 were $63.6 million compared to $83.4 million in the six months ended September 30, 2014.  Capital expenditures were primarily for the expansion of production capacity and the addition of research and development equipment.  We currently intend to spend approximately $125 million during the next twelve months to invest in equipment and facilities to maintain, and selectively increase capacity to meet our currently anticipated needs.

We expect to finance our capital expenditures through our existing cash balances and cash flows from operations.  We believe that the capital expenditures anticipated to be incurred over the next twelve months will provide sufficient manufacturing capacity to meet our currently anticipated needs.

Net cash provided by financing activities was $327.8 million in the six months ended September 30, 2015 compared to net cash provided by financing activities of $177.4 million in the six months ended September 30, 2014.  We made payments on our borrowings under our credit agreement of $190.0 million and $308.5 million during the six months ended September 30, 2015 and 2014, respectively. Cash received on borrowings under our credit agreement totaled $1,024.5 million and $632.9 million during the six months ended September 30, 2015 and 2014, respectively. Cash expended for the repurchase of shares of our common stock was $363.8 million during the six months ended September 30, 2015. No amounts were expended during the six months ended September 30, 2014 for the repurchase of our common stock. We paid cash dividends to our stockholders of $145.0 million in the six months ended September 30, 2015 and $142.6 million in the six months ended September 30, 2014. Proceeds from the exercise of stock options and employee purchases under our employee stock purchase plans were $13.5 million in the six months ended September 30, 2015 and $14.0 million in the six months ended September 30, 2014.

In February 2015, we amended our credit agreement with certain lenders.  As a result of such amendment, the revolving credit facility portion of the agreement was increased from $1,650.0 million to $2,555.0 million and the $350.0 million term loan portion of the agreement was removed. The increase option permitting us, subject to certain requirements, to arrange with existing lenders and/or new lenders to provide up to an aggregate of $300 million in additional commitments, was also adjusted to $249 million. Proceeds of loans made under the credit agreement may be used for working capital and general corporate purposes. At September 30, 2015, $1,296.5 million of borrowings were outstanding under the credit agreement. See Note 18 of the notes to condensed consolidated financial statements for more information regarding our credit agreement.

Our total cash, cash equivalents, short-term investments and long-term investments held by our foreign subsidiaries was $2,546.3 million at September 30, 2015 and $2,322.4 million at March 31, 2015. Under current tax laws and regulations, if accumulated earnings and profits held by our foreign subsidiaries that U.S. taxes had not previously been provided for were to be distributed to the U.S., in the form of dividends or otherwise, we would be subject to additional U.S. income taxes and foreign withholding taxes. Our balance of cash, cash equivalents, short-term investments and long-term investments available for our U.S. operations as of September 30, 2015 and March 31, 2015 was approximately $40.1 million and $19.8 million, respectively. We utilize a variety of tax planning and financing strategies (including borrowings under our credit agreement) with the objective of having our worldwide cash available in the locations in which it is needed. We consider our offshore earnings to be permanently reinvested offshore. However, we could determine to repatriate some of our offshore earnings in future periods to fund stockholder dividends, share repurchases, acquisitions or other corporate activities.  We expect that a significant portion of our future cash generation will be in our foreign subsidiaries.

In March 2015, we entered into ten-year fixed-to-floating interest rate swap agreements on a portion of our fixed-rate 1.625% senior subordinated convertible debentures. The interest rate swap agreements are designated as fair value hedges. We pay variable interest equal to the three-month LIBOR minus 53.6 basis points and we receive a fixed interest rate of 1.625%. The gross notional amount of these contracts outstanding at September 30, 2015 was $431.3 million, representing 25% of the principal amount of our senior subordinated convertible debentures. As a result of changes in the benchmark interest rate, the fair value of these derivative instruments increased by approximately $2.0 million during the six months ended September 30, 2015 compared to March 31, 2015.

We enter into derivative transactions from time to time in an attempt to reduce our exposure to currency rate fluctuations.  Although none of the countries in which we conduct significant foreign operations has had a highly inflationary economy in the last five years, there is no assurance that inflation rates or fluctuations in foreign currency rates in countries where we conduct operations will not adversely affect our operating results in the future.  At September 30, 2015, we had no foreign currency forward contracts outstanding.

On August 3, 2015, we acquired Micrel for $14.00 per share. Under the terms of the merger agreement, Micrel shareholders were able to elect to receive the $14.00 per share purchase price in either cash or shares of Microchip common stock. Based on the results of the shareholder elections, we paid an aggregate of approximately $430 million in cash and issued an aggregate of 8,626,795 shares of our common stock to Micrel shareholders. We financed the cash portion of the purchase price with borrowings under our existing credit agreement.

In May 2015, our Board of Directors authorized the repurchase of up to 20 million shares of our common stock in the open market or in privately negotiated transactions.  As of September 30, 2015, we had repurchased 8,626,795 shares under this authorization for approximately $363.8 million.  There is no expiration date associated with this program.

As of September 30, 2015, we held approximately 24.4 million shares of our common stock as treasury shares.

On October 28, 2002, we announced that our Board of Directors had approved and instituted a quarterly cash dividend on our common stock.  A quarterly dividend of $0.3580 per share was paid on August 3, 2015 in the aggregate amount of $72.7 million. A quarterly dividend of $0.3585 per share was declared on November 4, 2015 and will be paid on December 4, 2015 to stockholders of record as of November 20, 2015. We expect the aggregate December cash dividend to be approximately $72.9 million. Our Board is free to change our dividend practices at any time and to increase or decrease the dividend paid, or not to pay a dividend on our common stock on the basis of our results of operations, financial condition, cash requirements and future prospects, and other factors deemed relevant by our Board.  Our current intent is to provide for ongoing quarterly cash dividends depending upon market conditions, our results of operations, and potential changes in tax laws.

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

Off-Balance Sheet Arrangements

As of September 30, 2015, we are not involved in any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Our investments are intended to establish a high-quality portfolio that preserves principal, meets liquidity needs, avoids inappropriate concentrations, and delivers an appropriate yield in relationship to our investment guidelines and market conditions.  Our investment portfolio, consisting of fixed income securities, money market funds, cash deposits, and marketable securities that we hold on an available-for-sale basis, was $2,586.5 million as of September 30, 2015 compared to $2,342.2 million as of March 31, 2015. The available-for-sale debt securities, like all fixed income instruments, are subject to interest rate risk and will decline in value if market interest rates increase.  We have the ability to hold our fixed income investments until maturity and, therefore, we would not expect to recognize any material adverse impact in income or cash flows if market interest rates increase. The following table provides information about our available-for-sale securities that are sensitive to changes in interest rates. We have aggregated our available-for-sale securities for presentation purposes since they are all very similar in nature. The amounts for fiscal 2016 refer to the remaining six months of the current fiscal year (dollars in thousands):

	Financial instruments maturing during the fiscal year ended March 31,
	2016	2017	2018	2019	2020	Thereafter
Available-for-sale securities	$107,893	$547,463	$438,897	$753,807	$40,522	$152,604
Weighted-average yield rate	0.93%	1.08%	1.37%	1.31%	1.75%	1.64%

We are exposed to interest rate risk related to our fixed-to-floating interest rate derivative instruments.  Based on sensitivity analyses performed on our financial position as of September 30, 2015, a hypothetical increase in benchmark interest rates of up to 1%, would have resulted in a decrease in the fair value of these instruments by $40.1 million.  A hypothetical decrease in benchmark interest rates of up to 1%, would have resulted in an increase in the fair value of these instruments by $36.9 million.  Any gains and losses on the fair value of these derivative instruments would generally be offset by gains and losses on the hedged item.

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

Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2015, there was no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The manufacture and assembly of integrated circuits, particularly non-volatile, erasable CMOS memory and logic devices such as those that we produce, are complex processes. These processes are sensitive to a wide variety of factors, including the level of contaminants in the manufacturing environment, impurities in the materials used, the performance of our wafer fabrication and assembly and test personnel and equipment, and other quality issues. As is typical in the semiconductor industry, we have from time to time experienced lower than anticipated manufacturing yields. Our operating results will suffer if we are unable to maintain yields at approximately the current levels. This could include delays in the recognition of revenue, loss of revenue or future orders, and customer-imposed penalties for our failure to meet contractual shipment deadlines. Our operating results are also adversely affected when we operate at less than optimal capacity. For example, in the third quarter of fiscal 2012, we reduced wafer starts in both Fab 2 and Fab 4 to help control inventory balances in response to a slowdown in global economic conditions. We continued with the reduced level of wafer starts through the first quarter of fiscal 2013. These actions had a negative impact on our gross profit. We further reduced the wafer starts in our fabs in late September 2012 and again during the quarter ended December 31, 2012 which continued to negatively impact our gross profit through the March 2013 quarter. We increased wafer starts modestly throughout fiscal 2014 and fiscal 2015. Although we operated at normal capacity levels during the last three quarters of fiscal 2015 and through the first two quarters of fiscal 2016, there can be no assurance that such production levels will be maintained in future periods.

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

We rely on outside wafer foundries for a significant portion of our wafer fabrication needs. Specifically, during the first six months of fiscal 2016, approximately 40% of our net sales came from products that were produced at outside wafer foundries. During fiscal 2015, approximately 39% of our net sales came from products that were produced at outside wafer foundries. We also use several contractors located in Asia for a portion of the assembly and testing of our products. Our reliance on third party contractors and foundries increased as a result of our acquisitions of SMSC in August 2012, Supertex in April 2014 and ISSC in July 2014. The disruption or termination of any of our contractors could harm our business and operating results.

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

Sales through distributors accounted for approximately 52% of our net sales in the first six months of fiscal 2016 and approximately 51% of our net sales in fiscal 2015. We do not have long-term agreements with our distributors, and we and our distributors may each terminate our relationship with little or no advance notice.

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

We have acquired, and expect in the future to acquire, additional businesses that we believe will complement or augment our existing businesses. In this regard, in August 2015, we completed our acquisition of Micrel; in July 2014, we completed our acquisition of a controlling interest of ISSC; in April 2014, we completed our acquisition of Supertex; and in August 2012, we completed our acquisition of SMSC. The integration process for our acquisitions may be complex, costly and time consuming and include unanticipated issues, expenses and liabilities. We may not be able to successfully or profitably integrate, operate, maintain and manage any newly acquired operations or employees. We may not be able to maintain uniform standards, procedures and policies and we may be unable to realize the expected synergies and cost savings from the integration. There may be increased risk due to integrating financial reporting and internal control systems. We may have difficulty in developing, manufacturing and marketing the products of a newly acquired company, or in growing the business at the rate we anticipate. Following an acquisition, we may not achieve the revenue or net income levels that justify the acquisition. We may suffer loss of key employees, customers and strategic partners of acquired companies and it may be difficult to implement our corporate culture at acquired companies. We may be subject to claims from terminated employees, shareholders of acquired companies and other third parties related to the transaction. Acquisitions may also result in one-time charges (such as acquisition-related expenses, write-offs, restructuring charges, or future impairment of goodwill), contingent liabilities, adverse tax consequences, additional stock-based compensation expense and other charges that adversely affect our operating results. Additionally, we may fund acquisitions of new businesses or strategic alliances by utilizing cash, borrowings under our credit agreement, raising debt, issuing shares of common stock, or other mechanisms.

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

Sales to foreign customers account for a substantial portion of our net sales. During the first six months of fiscal 2016, approximately 85% of our net sales were made to foreign customers, including 30% in China. During fiscal 2015, approximately 84% of our net sales were made to foreign customers, including 28% in China. A strong position in the Chinese market is a key component of our global growth strategy. The market for integrated circuit products in China is highly competitive, and both international and domestic competitors are aggressively seeking to increase their market share. Increased competition or economic weakness in the China market may make it difficult for us to achieve our desired sales volumes in China. In particular, recent weak economic conditions in China have had an adverse impact on our net sales and we are unable to predict whether such weakness will continue or worsen in future periods. We purchase a substantial portion of our raw materials and equipment from foreign suppliers. In addition, we own product assembly and testing facilities near Bangkok, Thailand, which has experienced periods of political instability in the past. Substantially all of our finished goods inventory is maintained in Thailand. From time to time, Thailand has also experienced periods of severe flooding. There can be no assurance that any future flooding or political instability in Thailand would not have a material adverse impact on our operations. We use various foundries and other foreign contractors for a significant portion of our assembly and testing and wafer fabrication requirements.

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

We do not typically enter into long-term contracts with our customers and we cannot be certain about future order levels from our customers. When we do enter into customer contracts, the contract is generally cancelable at the convenience of the customer. Even though we had approximately 92,000 customers and our ten largest direct customers made up approximately 10% of our total revenue for the six-month period ended September 30, 2015, cancellation of customer contracts could have an adverse impact on our revenue and profits.

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

Additionally, operations at our customers and licensees may be disrupted for a number of reasons. In the event of customer disruptions, sales of our products may decline and our revenue, profitability and financial condition could suffer. Likewise, if our licensees are unable to manufacture and ship products incorporating our technology, or if there is a decrease in product demand due to a business disruption, our royalty revenue may decline as our licenses are based on per unit royalties.

Our financial condition and results of operations could be adversely affected if we do not effectively manage our current or future debt.

In February 2015, we amended our credit agreement to increase the revolving credit facility to $2.555 billion and remove the term loan. At September 30, 2015, we had $1,296.5 million in outstanding borrowings under such credit agreement. In August 2015, we increased our borrowings under our credit agreement to finance the approximately $430 million cash portion of the purchase price of our Micrel acquisition which closed on August 3, 2015. In February 2015, we sold $1.725 billion of principal value of our 1.625% senior subordinated convertible debentures. As a result of such transactions, we have a substantially greater amount of debt than we had maintained in the past. Our maintenance of substantial levels of debt could adversely affect our ability to take advantage of corporate opportunities and could adversely affect our financial condition and results of operations. We may need or desire to refinance all or a portion of our loans under our credit agreement, our debentures or any other future indebtedness and there can be no assurance that we will be able to refinance any of our indebtedness on commercially reasonable terms, if at all.

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

We review our long-lived assets, including goodwill and other intangible assets, for impairment annually in the fourth fiscal quarter or whenever events or changes in circumstances indicate that the carrying amount of those assets may not be recoverable. Factors that may be considered in assessing whether goodwill or intangible assets may not be recoverable include a decline in our stock price or market capitalization, reduced estimates of future cash flows and slower growth rates in our industry. Our valuation methodology for assessing impairment requires management to make judgments and assumptions based on historical experience and to rely heavily on projections of future operating performance. Because we operate in highly competitive environments, projections of our future operating results and cash flows may vary significantly from our actual results. No goodwill or material long-lived asset impairment charges were recorded in fiscal 2015 or the first six months of fiscal 2016.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth our purchases of our common stock in the second quarter of fiscal 2016 and the footnote below the table designates the repurchase program that the shares were purchased under:

Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Program	(d) Maximum Number of Shares that May Yet Be Purchased Under the Program (1)
July 1, 2015 - July 31, 2015	—	$—	—	20,000,000
August 1, 2015 - August 31, 2015	8,626,795	$42.17	8,626,795	11,373,205
September 1, 2015 - September 30, 2015	—	$—	—	11,373,205
(1) In May 2015, our Board of Directors authorized the repurchase of up to 20 million shares of our common stock in the open market or privately negotiated transactions. As of September 30, 2015, 11,373,205 shares of this authorization remained available to be purchased under this program. There is no expiration date associated with this authorization.

Item 6.	Exhibits

10.1
Microchip Technology Incorporated 2004 Equity Incentive Plan, as amended and restated on August 14, 2015 (incorporated by reference to the Company's Current Report on Form 8-K filed on August 18, 2015).

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

MICROCHIP TECHNOLOGY INCORPORATED

Date:	November 9, 2015	By: /s/ J. Eric Bjornholt
J. Eric Bjornholt
Vice President and Chief Financial Officer
(Duly Authorized Officer, and
Principal Financial and Accounting Officer)