Form 10-Q
period 2015-12-31
MICROCHIP TECHNOLOGY INC
filed 2016-02-05
CIK 827054

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015.
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  (Check One)
Yes    ☐ No   ☒
Shares Outstanding of Registrant's Common Stock

Class	Outstanding at January 27, 2016
Common Stock, $0.001 par value	203,501,011 shares

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(unaudited)

Item1.	Financial Statements

ASSETS	December 31, 2015	March 31, 2015
Cash and cash equivalents	$331,451	$607,815
Short-term investments	676,449	1,351,054
Accounts receivable, net	248,006	273,937
Inventories	319,524	279,456
Prepaid expenses	36,488	34,717
Deferred tax assets	—	71,045
Assets held for sale	—	13,989
Other current assets	20,803	32,604
Total current assets	1,632,721	2,664,617
Property, plant and equipment, net	622,842	581,572
Long-term investments	1,389,989	383,326
Goodwill	1,011,227	571,271
Intangible assets, net	654,574	504,417
Long-term deferred tax assets	18,910	—
Other assets	116,290	75,510
Total assets	$5,446,553	$4,780,713
LIABILITIES AND EQUITY
Accounts payable	$69,059	$86,866
Accrued liabilities	111,273	100,978
Deferred income on shipments to distributors	163,582	166,128
Total current liabilities	343,914	353,972
Long-term line of credit	1,008,452	461,952
Senior convertible debentures	1,203,048	1,174,036
Junior convertible debentures	194,974	190,870
Long-term income tax payable	106,081	114,336
Long-term deferred tax liability	422,667	381,192
Other long-term liabilities	41,073	43,329
Stockholders' equity:
Preferred stock, $0.001 par value; authorized 5,000,000 shares; no shares issued or outstanding	—	—
Common stock, $0.001 par value; authorized 450,000,000 shares; 227,416,789 shares issued and 203,498,524 shares outstanding at December 31, 2015; 218,789,994 shares issued and 202,080,306 shares outstanding at March 31, 2015	203	202
Additional paid-in capital	1,385,815	999,515
Common stock held in treasury: 23,918,265 shares at December 31, 2015; 16,709,688 shares at March 31, 2015	(837,387)	(515,679)
Accumulated other comprehensive (loss) income	(10,665)	11,076
Retained earnings	1,588,378	1,549,540
Microchip Technology stockholders' equity	2,126,344	2,044,654
Noncontrolling interests	—	16,372
Total equity	2,126,344	2,061,026
Total liabilities and equity	$5,446,553	$4,780,713
See accompanying notes to condensed consolidated financial statements

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2015	2014	2015	2014
Net sales	$540,344	$528,710	$1,615,687	$1,603,829
Cost of sales (1)	247,626	226,751	713,002	687,897
Gross profit	292,718	301,959	902,685	915,932

Research and development (1)	97,022	88,697	276,958	261,881
Selling, general and administrative (1)	76,270	66,668	223,377	207,037
Amortization of acquired intangible assets	48,312	47,582	126,764	129,659
Special (income) charges, net	(5,018)	1,003	3,187	2,082
Operating expenses	216,586	203,950	630,286	600,659

Operating income	76,132	98,009	272,399	315,273
Losses on equity method investments	(56)	(62)	(289)	(129)
Other income (expense):
Interest income	6,677	4,924	18,610	14,197
Interest expense	(27,507)	(14,223)	(77,203)	(41,920)
Other (expense) income, net	(5,088)	(2,457)	10,163	(3,535)
Income before income taxes	50,158	86,191	223,680	283,886
Income tax (benefit) provision	(11,053)	1,393	(32,890)	17,141
Net income	61,211	84,798	256,570	266,745
Less: Net loss attributable to noncontrolling interests	—	1,259	207	2,862
Net income attributable to Microchip Technology	$61,211	$86,057	$256,777	$269,607
Basic net income per common share attributable to Microchip Technology stockholders	$0.30	$0.43	$1.26	$1.34
Diluted net income per common share attributable to Microchip Technology stockholders	$0.28	$0.39	$1.18	$1.20
Dividends declared per common share	$0.3585	$0.3565	$1.0740	$1.0680
Basic common shares outstanding	203,294	201,203	203,267	200,673
Diluted common shares outstanding	217,975	223,487	217,280	224,433
(1) Includes share-based compensation expense as follows:
Cost of sales	$2,270	$2,290	$6,325	$6,985
Research and development	7,855	7,075	23,623	20,645
Selling, general and administrative	6,840	5,454	24,155	15,783

See accompanying notes to condensed consolidated financial statements

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2015	2014	2015	2014
Net income	$61,211	$84,798	$256,570	$266,745
Less: Net loss attributable to noncontrolling interests	—	1,259	207	2,862
Net income attributable to Microchip Technology	61,211	86,057	256,777	269,607

Components of other comprehensive (loss) income:
Available-for-sale securities:
Unrealized holding (losses) gains, net of tax effect of $0, $12,380, $0 and $12,392, respectively	(7,481)	19,844	(7,411)	19,439
Reclassification of realized transactions, net of tax effect of $0, $0, $0 and $12, respectively	(89)	(73)	(14,054)	(157)
Change in net foreign currency translation adjustment	—	1,046	—	(5,188)
Other comprehensive (loss) income, net of taxes	(7,570)	20,817	(21,465)	14,094
Less: Other comprehensive (income) loss attributable to noncontrolling interests	—	(149)	—	866
Other comprehensive (loss) income attributable to Microchip Technology	(7,570)	20,668	(21,465)	14,960

Comprehensive income	53,641	105,615	235,105	280,839
Less: Comprehensive loss attributable to noncontrolling interests	—	1,110	207	3,728
Comprehensive income attributable to Microchip Technology	$53,641	$106,725	$235,312	$284,567

See accompanying notes to condensed consolidated financial statements

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	December 31,
	2015	2014
Cash flows from operating activities:
Net income	$256,570	$266,745
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	207,662	205,112
Deferred income taxes	(11,116)	5,795
Share-based compensation expense related to equity incentive plans	54,103	43,413
Excess tax benefit from share-based compensation	(735)	(1,100)
Amortization of debt discount on convertible debentures	35,909	7,311
Amortization of debt issuance costs	2,916	1,632
Losses on equity method investments	289	129
Gain on sale of assets	(960)	—
Loss on write-down of fixed assets	—	285
Impairment of intangible assets	577	1,861
Realized gain on available-for-sale investment	(14,054)	—
Realized gain on equity method investment	(2,225)	—
Impairment of available-for-sale investment	3,995	—
Amortization of premium on available-for-sale investments	7,230	7,561
Special charges	1,351	—
Changes in operating assets and liabilities:
Decrease in accounts receivable	40,027	15,449
Decrease in inventories	34,773	28,684
(Decrease) increase in deferred income on shipments to distributors	(2,888)	6,466
Decrease in accounts payable and accrued liabilities	(44,434)	(39,001)
Change in other assets and liabilities	(27,099)	(7,670)
Net cash provided by operating activities	541,891	542,672
Cash flows from investing activities:
Purchases of available-for-sale investments	(1,542,864)	(721,861)
Sales and maturities of available-for-sale investments	1,193,487	821,160
Sale of equity method investment	2,667	—
Acquisition of Micrel, net of cash acquired	(343,928)	—
Acquisition of ISSC, net of cash acquired	—	(252,469)
Purchase of additional controlling interest in ISSC	(18,051)	(22,934)
Acquisition of Supertex, net of cash acquired	—	(375,365)
Investments in other assets	(5,961)	(5,274)
Proceeds from sale of assets	14,296	—
Capital expenditures	(81,423)	(120,014)
Net cash used in investing activities	(781,777)	(676,757)
Cash flows from financing activities:
Repayments of revolving loan under credit facility	(571,000)	(427,900)
Proceeds from borrowings on revolving loan under credit facility	1,117,500	772,275
Repayments of long-term borrowings	—	(13,125)
Deferred financing costs	(2,156)	—
Payment of cash dividends	(217,939)	(214,431)
Repurchase of common stock	(363,829)	—
Proceeds from sale of common stock	17,916	20,829
Tax payments related to shares withheld for vested restricted stock units	(17,201)	(14,276)
Capital lease payments	(504)	(450)
Excess tax benefit from share-based compensation	735	1,100
Net cash (used in) provided by financing activities	(36,478)	124,022
Effect of foreign exchange rate changes on cash and cash equivalents	—	(201)
Net decrease in cash and cash equivalents	(276,364)	(10,264)
Cash and cash equivalents at beginning of period	607,815	466,603
Cash and cash equivalents at end of period	$331,451	$456,339
See accompanying notes to condensed consolidated financial statements

(1)	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Microchip Technology Incorporated and its majority-owned subsidiaries (the Company).  The Company owned 100% of the outstanding stock in all of its subsidiaries as of December 31, 2015. All intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (US GAAP), pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC).  The information furnished herein reflects all adjustments which are, in the opinion of management, of a normal recurring nature and necessary for a fair statement of the results for the interim periods reported. Certain information and footnote disclosures normally included in audited consolidated financial statements have been condensed or omitted pursuant to such SEC rules and regulations.  It is suggested that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2015.  The results of operations for the nine months ended December 31, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2016 or for any other period.

(2)	Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09-Revenue from Contracts with Customers, which will supersede nearly all existing revenue recognition guidance under US GAAP.  The standard's core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The Company is evaluating its existing revenue recognition policies to determine whether any contracts in the scope of the guidance will be materially affected by the new requirements.  The effects may include identifying performance obligations in existing arrangements, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation.  On July 9, 2015, the FASB delayed the effective date of the new standard by one year to December 15, 2017, for annual and interim reporting periods beginning after that date. In accordance with the delay, the new standard will be effective for the Company beginning no later than April 1, 2018.  Early adoption is permitted, but not before the original effective date of December 15, 2016.  The standard allows for either "full retrospective" adoption, meaning the standard is applied to all of the periods presented, or "modified retrospective" adoption, meaning the standard is applied only to the most current period presented in the financial statements.  The Company is currently evaluating the transition method that will be elected, and the effects of the new standard on its results of operations.

In April 2015, the FASB issued ASU 2015-03-Simplifying the Presentation of Debt Issuance Costs. This standard amends existing guidance to require the presentation of debt issuance costs in the balance sheet as a deduction from the carrying amount of the related debt liability instead of as a deferred charge. ASU 2015-03 is effective for interim and annual reporting periods beginning after December 15, 2015 and requires retrospective application. The Company is currently evaluating the impact the adoption of this standard will have on its consolidated financial statements.

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

In November 2015, the FASB issued ASU 2015-17-Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes.  The new guidance requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. The guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2016, with early adoption permitted. In the third quarter ended December 31, 2015, the new guidance was adopted on a prospective basis by the Company; accordingly, prior period amounts in the Company's condensed consolidated balance sheet within this quarterly report on Form 10-Q were not adjusted to conform to the new accounting standard. The adoption of this accounting standard was not material to the Company's condensed consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01-Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. This standard addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. ASU 2016-01 is effective for interim and annual reporting periods beginning after December 15, 2017. Early adoption is not permitted. The Company is currently evaluating the impact the adoption of this standard will have on its consolidated financial statements.

(3)	Business Acquisitions
Acquisition of Micrel
On August 3, 2015, the Company acquired Micrel, Incorporated (Micrel), a publicly traded company based in San Jose, California. The Company paid an aggregate of approximately $430.0 million in cash and issued an aggregate of 8,626,795 shares of its common stock to Micrel shareholders. The total consideration transferred in the acquisition, including approximately $4.1 million of non cash consideration for the exchange of certain share-based payment awards of Micrel for stock awards of the Company, and approximately $13.1 million of cash consideration for the payout of vested employee stock awards, was approximately $816.2 million. The Company financed the cash portion of the purchase price using borrowings under its existing credit agreement. As a result of the acquisition, Micrel became a wholly owned subsidiary of the Company. Micrel's business is to design, develop, manufacture and market a range of high-performance analog, power and mixed-signal integrated circuits. Micrel's products address a wide range of end markets including industrial and automotive, wireline communications, enterprise and cloud infrastructure and mobility. Micrel also manufactures custom analog and mixed-signal circuits and provides wafer foundry services for customers which produce electronic systems utilizing semiconductor manufacturing processes as well as micro-electrical mechanical system technologies. The Company's primary reason for this acquisition was to expand the Company's range of solutions, products and capabilities by extending its served available market.
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
The table below represents the preliminary allocation of the purchase price, including adjustments to the initial preliminary purchase price allocation as previously reported at September 30, 2015, to the net assets acquired based on their estimated fair values as of August 3, 2015, as well as the associated estimated useful lives of the acquired intangible assets at that date (amounts in thousands):

Assets acquired	Previously Reported September 30, 2015	Adjustments	December 31, 2015
Cash and cash equivalents	$99,196	$—	$99,196
Accounts receivable, net	12,296	1,800	14,096
Inventories	78,967	(5,499)	73,468
Prepaid expenses and other current assets	10,548	217	10,765
Property, plant and equipment, net	38,566	—	38,566
Goodwill	437,060	2,507	439,567
Purchased intangible assets	274,800	(1,300)	273,500
Other assets	4,268	—	4,268
Total assets acquired	955,701	(2,275)	953,426

Liabilities assumed
Accounts payable	(11,068)	—	(11,068)
Other current liabilities	(30,241)	—	(30,241)
Deferred tax liabilities	(88,796)	343	(88,453)
Long-term income tax payable	(9,239)	1,932	(7,307)
Other long-term liabilities	(127)	—	(127)
Total liabilities assumed	(139,471)	2,275	(137,196)
Purchase price allocated	$816,230	$—	$816,230

Purchased Intangible Assets	Useful Life	August 3, 2015
	(in years)	(in thousands)
Core/developed technology	10	$175,800
In-process technology	10	21,000
Customer-related	5	71,100
Backlog	1	5,600
Total purchased intangible assets		$273,500
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
Customer-related intangible assets consist of Micrel's contractual relationships and customer loyalty related to its distributor and end-customer relationships, and the fair values of the customer-related intangibles were determined based on Micrel's projected revenues. An analysis of expected attrition and revenue growth for existing customers was prepared from Micrel's historical customer information.  Customer relationships are being amortized in a manner consistent with the estimated cash flows associated with the existing customers and anticipated retention rates. Backlog relates to the value of orders not yet shipped by Micrel at the acquisition date, and the preliminary fair values were based on the estimated profit associated with those orders. Backlog related assets are being recognized commensurate with recognition of the revenue for the orders on which the backlog intangible assets were determined.  Amortization expense associated with acquired intangible assets is not deductible for tax purposes.  Thus, approximately $99.7 million was established as a net deferred tax liability for the future amortization of the intangible assets offset by $11.4 million of net deferred tax assets.
The amount of Micrel net sales included in the Company's condensed consolidated statements of income for the three and nine months ended December 31, 2015 was approximately $45.8 million and $67.3 million, respectively. The operations of Micrel were fully integrated into the Company's operations as of November 1, 2015 and as such, cost of sales and operating expenses were no longer segregated in the three or nine months ended December 31, 2015.
The following unaudited pro-forma consolidated results of operations for the three and nine months ended December 31, 2015 and 2014 assume the Micrel acquisition occurred as of April 1, 2014. The pro-forma adjustments are mainly comprised of acquired inventory fair value costs and amortization of purchased intangible assets. The pro-forma results of operations are presented for informational purposes only and are not indicative of the results of operations that would have been achieved if the acquisition had taken place on April 1, 2014 or of results that may occur in the future (amounts in thousands except per share data):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2015	2014	2015	2014
Net sales	$552,013	$586,628	$1,715,079	$1,771,565
Net income	80,236	70,041	282,273	195,428
Basic earnings per share	$0.39	$0.35	$1.39	$0.97
Diluted earnings per share	$0.37	$0.31	$1.30	$0.87
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

Assets acquired	June 30, 2015
Cash and cash equivalents	$15,120
Short-term investments	27,063
Accounts receivable, net	8,792
Inventories	16,542
Prepaid expenses and other current assets	2,501
Property, plant and equipment, net	2,637
Goodwill	154,788
Purchased intangible assets	147,800
Other assets	1,370
Total assets acquired	376,613

Liabilities assumed
Accounts payable	(9,860)
Other current liabilities	(16,535)
Long-term income tax payable	(4,791)
Deferred tax liability	(25,126)
Other long-term liabilities	(245)
Total liabilities assumed	(56,557)
Net assets acquired including noncontrolling interest	320,056
Less: noncontrolling interest	(52,467)
Net assets acquired	$267,589

Purchased Intangible Assets	Useful Life	July 17, 2014
	(in years)	(in thousands)
Core/developed technology	10	$68,900
In-process technology	10	27,200
Customer-related	3	51,100
Backlog	1	600
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

Assets acquired	March 31, 2015
Cash and cash equivalents	$14,790
Short-term investments	140,984
Accounts receivable, net	7,047
Inventories	27,630
Prepaid expenses	1,493
Deferred tax assets	2,456
Other current assets	12,625
Property, plant and equipment, net	15,679
Goodwill	143,160
Purchased intangible assets	89,600
Other assets	325
Total assets acquired	455,789

Liabilities assumed
Accounts payable	(8,481)
Accrued liabilities	(19,224)
Long-term income tax payable	(3,796)
Deferred tax liability	(32,511)
Total liabilities assumed	(64,012)
Net assets acquired	$391,777

Purchased Intangible Assets	Useful Life	April 1, 2014
	(in years)	(in thousands)
Core/developed technology	10	$68,900
In-process technology	10	1,900
Customer-related	2	17,700
Backlog	1	1,100
		$89,600

(4)	Special (Income) Charges

Special income, net in the three months ended December 31, 2015 was $5.0 million comprised of special charges of $2.2 million related to severance, office closing and other costs associated with the Company's acquisition activity and legal settlement costs of approximately $4.3 million offset by special income of $11.5 million related to an insurance settlement for reimbursement of funds Microchip previously paid to settle a lawsuit in the second quarter of fiscal 2013. Special charges, net in the nine months ended December 31, 2015 was $3.2 million comprised of $10.4 million related to severance, office closing and other costs associated with the Company's acquisition activity and legal settlement costs of approximately $4.3 million partially offset by special income of $11.5 million related to the insurance settlement. During the three and nine months ended December 31, 2014, the Company incurred special charges of $1.0 million and $2.1 million, respectively, related to severance, office closing and other costs associated with its acquisition activity.

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

The following table represents net sales and gross profit for each segment for the three and nine months ended December 31, 2015 (amounts in thousands):

	Three Months Ended		Nine Months Ended
	December 31, 2015		December 31, 2015
	Net Sales	Gross Profit	Net Sales	Gross Profit
Semiconductor products	$517,628	$270,002	$1,546,533	$833,531
Technology licensing	22,716	22,716	69,154	69,154
	$540,344	$292,718	$1,615,687	$902,685

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

The Company's investments are intended to establish a high-quality portfolio that preserves principal, meets liquidity needs, avoids inappropriate concentrations, and delivers an appropriate yield in relationship to the Company's investment guidelines and market conditions.  The following is a summary of available-for-sale securities at December 31, 2015 (amounts in thousands):

	Available-for-sale Securities
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Government agency bonds	$790,187	$112	$(3,084)	$787,215
Municipal bonds	41,137	5	(427)	40,715
Auction rate securities	9,825	—	—	9,825
Corporate bonds and debt	1,230,023	216	(4,578)	1,225,661
Marketable equity securities	2,195	827	—	3,022
	$2,073,367	$1,160	$(8,089)	$2,066,438

The following is a summary of available-for-sale securities at March 31, 2015 (amounts in thousands):

	Available-for-sale Securities
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Government agency bonds	$741,780	$676	$(200)	$742,256
Municipal bonds	41,552	155	(9)	41,698
Auction rate securities	9,825	—	—	9,825
Time deposits (1)	506	—	—	506
Corporate bonds and debt	924,818	2,376	(265)	926,929
Marketable equity securities	1,362	11,804	—	13,166
	$1,719,843	$15,011	$(474)	$1,734,380

(1) Time deposits in various financial institutions with maturities greater than three months that will mature within one year.

At December 31, 2015, the Company's available-for-sale securities are presented on the condensed consolidated balance sheets as short-term investments of $676.4 million and long-term investments of $1,390.0 million.  At March 31, 2015, the Company's available-for-sale securities are presented on the condensed consolidated balance sheets as short-term investments of $1,351.1 million and long-term investments of $383.3 million.

At December 31, 2015, the Company's marketable equity securities consisted of an investment in Adesto Technologies Corporation, which effected its initial public offering on the NASDAQ stock exchange on October 26, 2015. This investment was previously classified as available-for-sale corporate debt. At March 31, 2015, the Company's marketable equity securities consisted of an investment in Hua Hong Semiconductor Limited (Hua Hong), which effected its initial public offering on the Hong Kong stock exchange on October 15, 2014. The Company sold all of its remaining shares of Hua Hong in the three months ended June 30, 2015.

The Company sold available-for-sale securities for proceeds of $55.4 million and $191.2 million during the three and nine months ended December 31, 2015, respectively. The Company sold available-for-sale securities for proceeds of $55.9 million and $226.5 million during the three and nine months ended December 31, 2014, respectively. The Company had no material realized gains from the sale of available-for-sale securities during the three months ended December 31, 2015. During the nine months ended December 31, 2015, the Company had net realized gains of $14.1 million, from sales of available-for-sale marketable equity and debt securities. The Company had no material realized gains from the sale of available-for-sale securities during the three and nine months ended December 31, 2014. The Company determines the cost of an investment sold on an average cost basis at the individual security level for sales from multiple lots. For all other sales, the Company uses an adjusted cost basis at the individual security level.

The following tables show all investments in an unrealized loss position for which an other-than-temporary impairment has not been recognized and the related gross unrealized losses and fair value, aggregated by investment category and the length of time that the individual securities have been in a continuous unrealized loss position (amounts in thousands):

	December 31, 2015
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Government agency bonds	$609,982	$(3,049)	$9,965	$(35)	$619,947	$(3,084)
Municipal bonds	37,398	(427)	—	—	37,398	(427)
Corporate bonds and debt	966,716	(4,480)	30,103	(98)	996,819	(4,578)
	$1,614,096	$(7,956)	$40,068	$(133)	$1,654,164	$(8,089)

	March 31, 2015
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Government agency bonds	$162,948	$(142)	$29,942	$(58)	$192,890	$(200)
Municipal bonds	13,318	(9)	—	—	13,318	(9)
Corporate bonds and debt	163,095	(219)	19,021	(46)	182,116	(265)
	$339,361	$(370)	$48,963	$(104)	$388,324	$(474)

Management does not believe any of the unrealized losses represent an other-than-temporary impairment based on its evaluation of available evidence as of December 31, 2015 and the Company's intent is to hold these investments until these assets are no longer impaired, except for certain auction rate securities (ARS).  For those debt securities not scheduled to mature until after December 31, 2016, such recovery is not anticipated to occur in the next year and these investments have been classified as long-term investments on the condensed consolidated balance sheet.

The amortized cost and estimated fair value of the available-for-sale securities at December 31, 2015, by contractual maturity, excluding marketable equity securities of $3.0 million, which have no contractual maturity, are shown below (amounts in thousands).  Expected maturities can differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties, and the Company views its available-for-sale securities as available for current operations.

	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale
Due in one year or less	$454,500	$190	$(310)	$454,380
Due after one year and through five years	1,481,015	143	(7,056)	1,474,102
Due after five years and through ten years	125,832	—	(723)	125,109
Due after ten years	9,825	—	—	9,825
	$2,071,172	$333	$(8,089)	$2,063,416

(7)	Fair Value Measurements

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

Assets Measured at Fair Value on a Recurring Basis

Assets measured at fair value on a recurring basis at December 31, 2015 are as follows (amounts in thousands):

	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Assets
Cash and cash equivalents:
Money market mutual funds	$29,971	$—	$—	$29,971
Deposit accounts	—	301,480	—	301,480
Short-term investments:
Marketable equity securities	3,022	—	—	3,022
Corporate bonds and debt	—	481,488	—	481,488
Government agency bonds	—	187,319	—	187,319
Municipal bonds	—	4,620	—	4,620
Long-term investments:
Corporate bonds and debt	—	744,173	—	744,173
Government agency bonds	—	599,896	—	599,896
Municipal bonds	—	36,095	—	36,095
Auction rate securities	—	—	9,825	9,825
Derivative assets	—	4,693	—	4,693
Total assets measured at fair value	$32,993	$2,359,764	$9,825	$2,402,582

Assets measured at fair value on a recurring basis at March 31, 2015 are as follows (amounts in thousands):

	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Assets
Cash and cash equivalents:
Money market mutual funds	$279,833	$—	$—	$279,833
Deposit accounts	—	327,982	—	327,982
Short-term investments:
Marketable equity securities	13,166	—	—	13,166
Corporate bonds and debt	—	756,664	—	756,664
Time deposits (1)	—	506	—	506
Government agency bonds	—	549,737	—	549,737
Municipal bonds	—	30,981	—	30,981
Long-term investments:
Corporate bonds and debt	—	164,075	6,190	170,265
Government agency bonds	—	192,519	—	192,519
Municipal bonds	—	10,717	—	10,717
Auction rate securities	—	—	9,825	9,825
Derivative assets	—	8,928	—	8,928
Total assets measured at fair value	$292,999	$2,042,109	$16,015	$2,351,123
(1) Time deposits in various financial institutions with maturities greater than three months that will mature within one year.

There were no transfers between Level 1 and Level 2 during the three and nine-month periods ended December 31, 2015 or the year ended March 31, 2015.

At December 31, 2015 and at March 31, 2015, the Company's ARS for which auctions have been unsuccessful are made up of securities related to the insurance industry valued at $9.8 million with a par value of $22.4 million. The Company estimated the fair value of its ARS, which are classified as Level 3 securities, based on the following: (i) the underlying structure of each security; (ii) the present value of future principal and interest payments discounted at rates considered to reflect current market conditions; (iii) consideration of the probabilities of default, auction failure, or repurchase at par for each period; and (iv) estimates of the recovery rates in the event of default for each security. The significant unobservable inputs used in the fair value measurement of the ARS as of December 31, 2015 were estimated risk free discount rates, liquidity risk premium, and the liquidity horizon. The risk free discount rate applied to these securities was 2% to 2.5% adjusted for the liquidity risk premium which ranged from 9.1% to 29.5%. The anticipated liquidity horizon ranged from 7 to 10 years. A significant increase in the liquidity premium, discount rate or liquidity horizon, in isolation, would lead to a significantly lower fair value measurement. Each quarter, the Company investigates material changes in the fair value measurements of its ARS.
The following table presents a reconciliation for all assets measured at fair value on a recurring basis, excluding accrued interest components, using significant unobservable inputs (Level 3) for the nine months ended December 31, 2015 (amounts in thousands):

Nine months ended December 31, 2015	Auction Rate Securities	Corporate Debt	Total Losses
Balance at March 31, 2015	$9,825	$6,190	$—
Total gains (losses) (realized):
Included in earnings	—	(3,995)	(3,995)
Transfers out of Level 3	—	(2,195)	—
Balance at December 31, 2015	$9,825	$—	$(3,995)

Transfers into or out of Level 3 are made if the inputs used in the financial models measuring the fair values of the assets and liabilities became unobservable or observable, respectively, in the current marketplace. During the three-months ended December 31, 2015, the Company transferred $2.2 million of corporate debt assets out of Level 3 as the inputs used to value these assets became observable in the current marketplace and are classified as Level 1 as of December 31, 2015. This transfer was effective on October 26, 2015.

Gains and losses recognized in earnings are credited or charged to Other Income (Expense) on the Consolidated Statements of Income.

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

The Company's non-marketable and cost method investments are monitored on a quarterly basis for impairment charges.  The fair values of these investments have been determined as Level 3 fair value measurements because the valuations use unobservable inputs that require management's judgment due to the absence of quoted market prices. There were no impairment charges recognized on these investments during each of the three and nine-month periods ended December 31, 2015 and December 31, 2014. These investments are included in other assets on the condensed consolidated balance sheet.

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

The carrying amount of cash equivalents approximates fair value because their maturity is less than three months.  Management believes the carrying amount of the equity and cost-method investments materially approximated fair value at December 31, 2015 based upon unobservable inputs. The fair values of these investments have been determined as Level 3 fair value measurements. The fair values of the Company's line of credit borrowings are estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements and approximate carrying value. Based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities, the fair value of the Company's line of credit borrowings at December 31, 2015 approximated book value and are considered Level 2 in the fair value hierarchy described in Note 7. The carrying amount of accounts receivable, accounts payable and accrued liabilities approximates fair value due to the short-term maturity of the amounts and are considered Level 2 in the fair value hierarchy.

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

The carrying amounts and fair values of the Company’s senior and junior subordinated convertible debentures as of December 31, 2015 and March 31, 2015 are as follows (amounts in thousands):

	December 31, 2015		March 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
1.625% Senior Subordinated Convertible Debentures	$1,203,048	$1,733,004	$1,174,036	$1,787,531
2.125% Junior Subordinated Convertible Debentures	$194,974	$1,081,633	$190,870	$1,124,125

(9)	Accounts Receivable

Accounts receivable consists of the following (amounts in thousands):

	December 31, 2015	March 31, 2015
Trade accounts receivable	$246,434	$269,844
Other	4,142	6,714
Total accounts receivable, gross	250,576	276,558
Less allowance for doubtful accounts	2,570	2,621
Total accounts receivable, net	$248,006	$273,937

(10)	Inventories

The components of inventories consist of the following (amounts in thousands):

	December 31, 2015	March 31, 2015
Raw materials	$13,305	$13,263
Work in process	211,117	197,565
Finished goods	95,102	68,628
Total inventories	$319,524	$279,456

Inventories are valued at the lower of cost or market using the first-in, first-out method. Inventory impairment charges establish a new cost basis for inventory and charges are not subsequently reversed to income even if circumstances later suggest that increased carrying amounts are recoverable. The inventory balance at December 31, 2015 includes a $11.0 million acquired inventory fair value adjustment resulting from the acquisition of Micrel.

(11)	Assets Held for Sale

During the year ended March 31, 2015, the Company began to actively market property it acquired as part of the Supertex acquisition.   The Company sold the property on July 22, 2015 for $14.3 million. As of March 31, 2015, the Company had classified the asset as held for sale on its condensed consolidated balance sheet at its estimated fair value of approximately $14.0 million.

(12)	Property, Plant and Equipment

Property, plant and equipment consists of the following (amounts in thousands):

	December 31, 2015	March 31, 2015
Land	$63,934	$55,624
Building and building improvements	456,649	434,403
Machinery and equipment	1,640,123	1,576,074
Projects in process	95,800	76,315
Total property, plant and equipment, gross	2,256,506	2,142,416
Less accumulated depreciation and amortization	1,633,664	1,560,844
Total property, plant and equipment, net	$622,842	$581,572

Depreciation expense attributed to property, plant and equipment was $26.7 million and $77.6 million for the three and nine months ended December 31, 2015, respectively, and $24.7 million and $72.3 million for the three and nine months ended December 31, 2014, respectively.

(13)	Noncontrolling Interests

The following table presents the changes in the components of noncontrolling interests for the nine months ended December 31, 2015 (amounts in thousands):

Noncontrolling Interests
Balance at March 31, 2015	$16,372
Net loss attributable to noncontrolling interests	(207)
Purchase of additional interests	(16,165)
Balance at December 31, 2015	$—

The following table presents the effect of changes in the Company's ownership interest in ISSC on the Company's stockholders' equity for the nine months ended December 31, 2015 (amounts in thousands):

Nine Months Ended
December 31, 2015
Net income attributable to Microchip Technology stockholders	$256,777
Decrease in paid-in capital for purchase of additional interests	(1,610)
Transfers from noncontrolling interest	(1,610)
Change from net income attributable to Microchip Technology stockholders and transfers from noncontrolling interest	$255,167

(14)    Intangible Assets and Goodwill

Intangible assets consist of the following (amounts in thousands):

	December 31, 2015
	Gross Amount	Accumulated Amortization	Net Amount
Core and developed technology	$780,768	$(288,216)	$492,552
Customer-related	335,069	(239,893)	95,176
Trademarks and trade names	15,730	(11,085)	4,645
Backlog	31,904	(29,804)	2,100
In-process technology	59,814	—	59,814
Distribution rights	5,578	(5,291)	287
Covenants not to compete	400	(400)	—
	$1,229,263	$(574,689)	$654,574

	March 31, 2015
	Gross Amount	Accumulated Amortization	Net Amount
Core and developed technology	$569,942	$(209,676)	$360,266
Customer-related	263,969	(193,483)	70,486
Trademarks and trade names	15,730	(9,529)	6,201
Backlog	26,304	(26,304)	—
In-process technology	67,142	—	67,142
Distribution rights	5,580	(5,258)	322
Covenants not to compete	400	(400)	—
	$949,067	$(444,650)	$504,417

The Company amortizes intangible assets over their expected useful lives, which range between 1 and 15 years.  During the nine months ended December 31, 2015, as a result of the Micrel transaction, the Company acquired $175.8 million of core and developed technology which has a weighted average amortization period of 10 years, $71.1 million of customer-related intangible assets which has a weighted average amortization period of 5 years, $5.6 million of intangible assets related to backlog with an amortization period of 1 year and $21.0 million of in-process technology which will begin amortization once the technology reaches technological feasibility. During the nine months ended December 31, 2015, $28.3 million of in-process technology reached technological feasibility and was reclassified as core and developed technology and began being amortized over its estimated useful life. The following is an expected amortization schedule for the intangible assets for the remainder of fiscal 2016 through fiscal 2020, absent any future acquisitions or impairment charges (amounts in thousands):

Year ending March 31,	Projected Amortization Expense
2016	$49,303
2017	136,688
2018	110,637
2019	94,241
2020	76,351

Amortization expense attributed to intangible assets was $49.4 million and $130.0 million for the three and nine months ended December 31, 2015, respectively. Amortization expense attributed to intangible assets was $48.6 million and $132.8 million for the three and nine months ended December 31, 2014, respectively.  In the three and nine months ended December 31, 2015, approximately $0.9 million and $2.6 million was charged to cost of sales, respectively, and approximately $48.5 million and $127.4 million was charged to operating expenses, respectively.  In the three and nine months ended December 31, 2014, approximately $0.9 million and $2.9 million was charged to cost of sales, respectively, and approximately $47.7 million and $129.9 million was charged to operating expenses, respectively.  The Company recognized impairment charges of $0.6 million in nine months ended December 31, 2015. The Company recognized impairment charges of $1.3 million and $1.9 million the three and nine months ended December 31, 2014, respectively.

Goodwill activity for the nine months ended December 31, 2015 was as follows (amounts in thousands):

	Semiconductor Products Reporting Unit	Technology Licensing Reporting Unit
Balance at March 31, 2015	$552,071	$19,200
Additions due to the acquisition of Micrel	439,567	—
Adjustments due to acquisition of ISSC	389	—
Balance at December 31, 2015	$992,027	$19,200

At March 31, 2015, the Company applied a qualitative goodwill impairment screen to its two reporting units, concluding it was not more likely than not that goodwill was impaired. Through December 31, 2015, the Company has never recorded an impairment charge against its goodwill balance.

(15)	Income Taxes

The provision for income taxes reflects tax on foreign earnings and federal and state tax on U.S. earnings.  The Company had an effective tax rate benefit of 14.7% for the nine-month period ended December 31, 2015 and an effective tax rate of 6.0% for the nine-month period ended December 31, 2014.  The Company's effective tax rate for the nine-month period ended December 31, 2015 is lower compared to the prior year primarily due to the favorable tax impact from the integration of previously acquired intangible assets. The Company's effective tax rate is lower than statutory rates in the U.S. due primarily to its mix of earnings in foreign jurisdictions with lower tax rates.

In December 2015, legislation was enacted which retroactively extends the research and experimentation tax credit on a permanent basis. As a result of the law change, the Company recorded a one-time tax benefit of $2.7 million in the three month period ended December 31, 2015, related to research activities incurred during fiscal year 2015. Likewise, the ongoing benefit from this credit is reflected in the Company's effective tax rate beginning in the three month period ended December 31, 2015.

At December 31, 2015, the Company had $257.6 million of unrecognized tax benefits.  Unrecognized tax benefits increased by $58.7 million compared to March 31, 2015. The current year increase is composed of $18.8 million related to acquisitions, $38.6 million related to ongoing accruals and releases, and $1.1 million related to deficiency interest on the positions. The majority of the increase in the uncertain tax position does not result in a change in the Company's effective tax rate for the current year.

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

(16)	1.625% Senior Subordinated Convertible Debentures

In February 2015, the Company issued $1,725.0 million principal amount of 1.625% senior subordinated convertible debentures due February 15, 2025. The debentures are subordinated to the Company's senior debt, including amounts borrowed under its amended credit facility, but are senior to the Company's outstanding 2.125% junior subordinated convertible debentures. The debentures are convertible, subject to certain conditions, into cash, shares of the Company's common stock or a combination thereof, at the Company's election, at an initial base conversion rate of 14.5654 shares of common stock per $1,000 principal amount of debentures, representing an initial base conversion price of approximately $68.66 per share of common stock.  As a result of cash dividends paid since the issuance of the debentures, the conversion rate has been adjusted to 15.0122 shares of common stock per $1,000 of principal amount of debentures, representing a base conversion price of approximately $66.61 per share of common stock. In addition, if at the time of conversion the applicable price of the Company's common stock exceeds the base conversion price, the conversion rate will be increased by up to an additional 7.2827 shares of common stock per $1,000 principal amount of debentures, as determined pursuant to a specified formula. As a result of cash dividends paid since the issuance of the debentures, the maximum number of additional shares that may be issued if the price of the Company's common stock exceeds the base conversion price has been adjusted to 7.5061 shares of common stock per $1,000 principal amount of debentures. However, in no event will the conversion rate exceed 20.3915 (adjusted to 21.0170 as a result of cash dividends paid since the issuance of the debentures) shares of common stock per $1,000 principal amount of debentures. The Company received net proceeds of approximately $1,694.7 million from the issuance of its senior subordinated convertible debentures after deduction of issuance costs of approximately $30.3 million. The $30.3 million in issuance costs was split between a debt component of $20.4 million and an equity component of $9.9 million.  The $20.4 million in debt issuance costs is recorded in other assets and is being amortized using the effective interest method over the term of the debentures.

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

As the debentures can be settled in cash upon conversion, for accounting purposes, the debentures were bifurcated into a liability component and an equity component, which are both initially recorded at fair value.  The carrying value of the equity component at December 31, 2015 and March 31, 2015 was $564.9 million.  The estimated fair value of the liability component of the debentures at the issuance date was $1,160.1 million resulting in a debt discount of $564.9 million.  The unamortized debt discount was $527.4 million at December 31, 2015 and $559.3 million at March 31, 2015.  The remaining period over which the unamortized debt discount will be recognized as non-cash interest expense is 9.12 years.  In the three and nine months ended December 31, 2015, the Company recognized $10.8 million and $31.9 million, respectively, in non-cash interest expense related to the amortization of the debt discount.  The Company recognized $7.0 million and $21.0 million of interest expense related to the 1.625% coupon on the debentures in the three and nine months ended December 31, 2015, respectively. The effective interest rate of the debentures is 6.1%.

(17)	2.125% Junior Subordinated Convertible Debentures

The Company's $575.0 million principal amount of 2.125% junior subordinated convertible debentures due December 15, 2037, are subordinated in right of payment to any future senior debt of the Company (including the Company's senior subordinated convertible debentures) and are effectively subordinated in right of payment to the liabilities of the Company's subsidiaries.  The debentures are convertible, subject to certain conditions, into cash, shares of the Company's common stock or a combination thereof, at the Company's election, at an initial conversion rate of 29.2783 shares of common stock per $1,000 principal amount of debentures, representing an initial conversion price of approximately $34.16 per share of common stock.  As of December 31, 2015, the holders of the debentures had the right to convert their debentures between January 1, 2016 and March 31, 2016 because for at least 20 trading days during the 30 consecutive trading day period ending on December 31, 2015, the Company's common stock had a last reported sale price greater than 130% of the conversion price. As of December 31, 2015, a holder could realize more economic value by selling its debentures in the over the counter market than from converting its debentures. As a result of cash dividends paid since the issuance of the debentures, the conversion rate has been adjusted to 40.7888 shares of common stock per $1,000 of principal amount of debentures, representing a conversion price of approximately $24.52 per share of common stock. The if-converted value of the debentures exceed the principal amount by $516.5 million at December 31, 2015. The debentures include a contingent interest mechanism that begins in December 2017. The terms of the contingent interest include a 0.25% interest rate if the debentures are trading at less than $400 and 0.5% if the debentures are trading at greater than $1,500. Based on the current trading price of the debentures, the contingent interest rate in calendar year 2017 would be 0.5%.

As the debentures can be settled in cash upon conversion, for accounting purposes, the debentures were bifurcated into a liability component and an equity component, which are both initially recorded at fair value.  The carrying value of the equity component at December 31, 2015 and at March 31, 2015 was $411.2 million.  The estimated fair value of the liability component of the debentures at the issuance date was $163.8 million, resulting in a debt discount of $411.2 million.  The unamortized debt discount was $379.7 million at December 31, 2015 and $383.7 million at March 31, 2015.  The remaining period over which the unamortized debt discount will be recognized as non-cash interest expense is 22 years.  In the three and nine months ended December 31, 2015, the Company recognized $1.4 million and $4.0 million, respectively, in non-cash interest expense related to the amortization of the debt discount.  In the three and nine months ended December 31, 2014, the Company recognized $2.5 million and $7.3 million, respectively, in non-cash interest expense related to the amortization of the debt discount.  The Company recognized $3.1 million and $9.2 million of interest expense related to the 2.125% coupon on the debentures in the three and nine months ended December 31, 2015, respectively, compared to $6.1 million and $18.3 million in the three and nine months ended December 31, 2014, respectively. The Company acquired $575.0 million in aggregate principal amount of its 2.125% junior subordinated convertible debentures in the March 2015 quarter which is the primary reason for the reductions of interest expense in the three and nine months ended December 31, 2015 compared to the prior year periods. The effective interest rate of the debentures is 9.1%.

(18)	Credit Facility

In February 2015, the Company amended its existing $2.0 billion credit agreement by increasing the revolving credit facility to $2.555 billion and removing the term loan portion of the agreement. The new credit agreement includes two tranches. One tranche consists of bank commitments through February 2020 and another tranche consists of bank commitments through June 2018, the maturity date of the original credit agreement. The Company's increase option was also adjusted to $300 million. The credit agreement provides for a $125 million foreign currency sublimit, a $25 million letter of credit sublimit and a $25 million swingline loan sublimit. The amended credit agreement was accounted for as a modification and as such any remaining unamortized deferred costs associated with the prior credit agreement was associated with the new credit agreement since the borrowing capacity was increased. At December 31, 2015, $1,008.5 million of revolving credit facility borrowings were outstanding under the credit agreement compared to $462.0 million at March 31, 2015.

In December 2015, the Company secured additional revolving credit commitments of $219 million from various banks in the February 2020 tranche under the increase option of the credit agreement, bringing its revolving credit facility to $2.774 billion at December 31, 2015. The remaining increase option was $30.4 million as of December 31, 2015.

In December 2015, the Company amended the Maximum Total Leverage Ratio in Section 6.11 of its existing credit agreement to allow the Total Leverage Ratio to be temporarily increased to 5.00 to 1.00 for a period of four consecutive quarters in conjunction with a Permitted Acquisition occurring during the first of the four quarters. The Total Leverage Ratio then decreases to 4.75 to 1.00 for three consecutive quarters, finally returning to the stated 4.50 to 1.00 Total Leverage Ratio of the credit agreement after a period of seven consecutive fiscal periods. The Company can elect to use this special feature, also referred to as an Adjusted Covenant Period, no more than two times during the term of the credit agreement and also can terminate an Adjusted Covenant Period earlier than the seven consecutive quarters allowed.

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

Interest is due and payable in arrears quarterly for loans bearing interest at the base rate and at the end of an interest period (or at each three-month interval in the case of loans with interest periods greater than three months) in the case of loans bearing interest at the adjusted LIBOR rate. Interest expense related to the credit agreement was approximately $6.4 million and $14.9 million in the three and nine months ended December 31, 2015, respectively, and approximately $5.3 million and $15.4 million in the three and nine months ended December 31, 2014, respectively. Principal, together with all accrued and unpaid interest, is due and payable on the respective tranche maturity date, which is June 27, 2018 and February 4, 2020. The weighted average interest rate on short-term borrowings outstanding at December 31, 2015 related to the credit agreement was 2.17%. The Company also pays a quarterly commitment fee on the available but unused portion of its line of credit which is calculated on the average daily available balance during the period. The Company may prepay the loans and terminate the commitments, in whole or in part, at any time without premium or penalty, subject to certain conditions including minimum amounts in the case of commitment reductions and reimbursement of certain costs in the case of prepayments of LIBOR loans.

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

The credit agreement contains customary affirmative and negative covenants, including covenants that limit or restrict the Company and its subsidiaries' ability to, among other things, incur subsidiary indebtedness, grant liens, merge or consolidate, dispose of assets, make investments, make acquisitions, enter into certain transactions with affiliates, pay dividends or make distributions, repurchase stock, enter into restrictive agreements and enter into sale and leaseback transactions, in each case subject to customary exceptions for a credit facility of this size and type. The Company is also required to maintain compliance with consolidated senior and total leverage ratios and a consolidated interest coverage ratio. At December 31, 2015, the Company was in compliance with these covenants.

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

The Company's technology license agreements generally include an indemnification clause that indemnifies the licensee against liability and damages (including legal defense costs) arising from any claims of patent, copyright, trademark or trade secret infringement by the Company's proprietary technology.  The terms of these indemnification provisions approximate the terms of the outgoing technology license agreements, which are typically perpetual unless terminated by either party for breach.  The possible amount of future payments the Company could be required to make based on agreements that specify indemnification limits, if such indemnifications were required on all of these agreements, is approximately $140 million. There are some licensing agreements in place that do not specify indemnification limits.  The Company had not recorded any liabilities related to these indemnification obligations as of December 31, 2015.

(20)	Derivative Instruments

Freestanding Derivative Forward Contracts

Foreign Currency Exchange Rate Risk

The Company has international operations and is thus subject to foreign currency rate fluctuations.  To help manage the risk of changes in foreign currency rates, the Company periodically enters into derivative contracts comprised of foreign currency forward contracts to hedge its asset and liability foreign currency exposure and a portion of its foreign currency operating expenses.  Approximately 99% of the Company's sales are U.S. dollar denominated.  To date, the exposure related to foreign exchange rate volatility has not been material to the Company's operating results.  As of December 31, 2015 and March 31, 2015, the Company had no foreign currency forward contracts outstanding. The Company recognized an immaterial amount of net realized gains and losses on foreign currency forward contracts in each of the three and nine months ended

December 31, 2015 and 2014. Gains and losses from changes in the fair value of these foreign currency forward contracts and foreign currency exchange rate fluctuations are credited or charged to Other Income (Expense) on the condensed consolidated statements of income. The Company does not apply hedge accounting to its foreign currency derivative instruments.

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

In March 2015, the Company entered into ten-year fixed-to-floating interest rate swap agreements designated as fair value hedges of the changes in fair value of a portion of the Company's fixed-rate 1.625% senior subordinated convertible debentures due to changes in the LIBOR swap rate, the designated benchmark interest rate. The Company pays variable interest equal to the three-month LIBOR minus 53.6 basis points, and it receives a fixed interest rate of 1.625%. The notional amount of these contracts outstanding at December 31, 2015 and at March 31, 2015 was $431.3 million, representing 25% of the principal amount of the senior subordinated convertible debentures.

The following table summarizes the fair value amounts of derivative instruments reported on the condensed consolidated balance sheets in other assets (amounts in thousands):

Derivatives designated as hedging instruments	December 31, 2015	March 31, 2015
Interest rate contracts	$4,692	$8,928

The following table summarizes the location and amount of the gain or loss on the hedged item attributable to the changes in the LIBOR swap rate and the offsetting gain or loss on the related interest rate swap agreements for the three and nine months ended December 31, 2015. The difference represents hedge ineffectiveness (amounts in thousands):

	Three Months Ended		Nine Months Ended
	December 31, 2015		December 31, 2015
Income Statement Classification	Gain (Loss) on Senior Subordinated Convertible Debentures	Gain (Loss) on Interest Rate Swap	Gain (Loss) on Senior Subordinated Convertible Debentures	Gain (Loss) on Interest Rate Swap
Other Income (Expense)	$5,539	$(6,189)	$2,897	$(3,992)

(21)	Comprehensive Income (Loss)

The following table presents the changes in the components of accumulated other comprehensive income (loss) (AOCI) for the nine months ended December 31, 2015 (amounts in thousands):

	Unrealized holding gains (losses) available-for-sale securities	Minimum pension liability	Foreign Currency	Total
Accumulated other comprehensive income (loss) at March 31, 2015	$14,537	$13	$(3,474)	$11,076
Other comprehensive loss before reclassifications	(7,411)	—	—	(7,411)
Amounts reclassified from accumulated other comprehensive income (loss)	(14,054)	—	—	(14,054)
Net other comprehensive loss	(21,465)	—	—	(21,465)
Purchase of shares from noncontrolling interest	—	—	(276)	(276)
Accumulated other comprehensive income (loss) at December 31, 2015	$(6,928)	$13	$(3,750)	$(10,665)

The table below details where reclassifications of realized transactions out of AOCI are recorded on the condensed consolidated statements of income (amounts in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
Description of AOCI Component	2015	2014	2015	2014	Related Statement of Income Line
Unrealized gains on available-for-sale securities	$89	$73	$14,054	$169	Other income
Taxes	—	—	—	(12)	Provision for income taxes
Reclassification of realized transactions, net of taxes	$89	$73	$14,054	$157	Net income

(22)	Share-Based Compensation

The following table presents the details of the Company's share-based compensation expense (amounts in thousands):

	Three Months Ended				Nine Months Ended
	December 31,				December 31,
	2015		2014		2015		2014
Cost of sales	$2,270	(1)	$2,290	(1)	$6,325	(1)	$6,985	(1)
Research and development	7,855		7,075		23,623		20,645
Selling, general and administrative	6,840		5,454		24,155		15,783
Pre-tax effect of share-based compensation	16,965		14,819		54,103		43,413
Income tax benefit	5,460		3,632		17,566		6,885
Net income effect of share-based compensation	$11,505		$11,187		$36,537		$36,528

(1) During the three and nine months ended December 31, 2015, $2.0 million and $5.6 million, respectively, of share-based compensation expense was capitalized to inventory and $2.3 million and $6.3 million, respectively, of previously capitalized share-based compensation expense in inventory was sold.  During the three and nine months ended December 31, 2014, $1.7 million and $5.0 million, respectively, of share-based compensation expense was capitalized to inventory and $2.3 million and $7.0 million, respectively, of previously capitalized share-based compensation expense in inventory was sold.

(23)	Net Income Per Common Share Attributable to Microchip Technology Stockholders

The following table sets forth the computation of basic and diluted net income per common share attributable to Microchip Technology stockholders (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2015	2014	2015	2014
Net income attributable to Microchip Technology	$61,211	$86,057	$256,777	$269,607
Weighted average common shares outstanding	203,294	201,203	203,267	200,673
Dilutive effect of stock options and RSUs	3,593	3,396	3,350	3,652
Dilutive effect of 2037 junior subordinated convertible debentures	11,088	18,888	10,663	20,108
Weighted average common and potential common shares outstanding	217,975	223,487	217,280	224,433
Basic net income per common share attributable to Microchip Technology stockholders	$0.30	$0.43	$1.26	$1.34
Diluted net income per common share attributable to Microchip Technology stockholders	$0.28	$0.39	$1.18	$1.20

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

Diluted net income per common share attributable to stockholders for the three and nine months ended December 31, 2015 includes 11,088,239 shares and 10,663,468 shares, respectively, issuable upon the exchange of the Company's 2.125% junior subordinated convertible debentures due December 15, 2037 (see Note 17). Diluted net income per common share attributable to stockholders for the three and nine months ended December 31, 2014 includes 18,888,013 shares and 20,107,818 shares, respectively, issuable upon the exchange of the Company's 2.125% junior subordinated convertible debentures due December 15, 2037.  The debentures have no impact on diluted net income per common share unless the average price of the Company's common stock exceeds the conversion price because the principal amount of the debentures will be settled in cash upon conversion.  Prior to conversion, the Company will include, in the diluted net income per common share calculation, the effect of the additional shares that may be issued when the Company's common stock price exceeds the conversion price using the treasury stock method.  The weighted average conversion price per share used in calculating the dilutive effect of the convertible debt for the three and nine-month periods ended December 31, 2015 was $24.62 and $24.83, respectively. The weighted average conversion price per share used in calculating the dilutive effect of the convertible debt for the three and nine-month periods ended December 31, 2014 was $25.39 and $25.57, respectively

There were no shares issuable upon the exchange of the Company's 1.625% senior subordinated convertible debentures due February 15, 2025 (see Note 16). The debentures have no impact on diluted net income per common share unless the average price of the Company's common stock exceeds the conversion price because the principal amount of the debentures will be settled in cash upon conversion.  Prior to conversion, the Company will include, in the diluted net income per common share calculation, the effect of the additional shares that may be issued when the Company's common stock price exceeds the conversion price using the treasury stock method.  The weighted average conversion price per share used in calculating the dilutive effect of the convertible debt for the three and nine-month periods ended December 31, 2015 was $66.89 and $67.46, respectively.

Weighted average common shares exclude the effect of option shares which are not dilutive.  For the three and nine months ended December 31, 2015, the number of option shares that were antidilutive was 292,327 and 319,981, respectively. For each of the three and nine months ended December 31, 2014, the number of option shares that were antidilutive was 46,959.

(24)	Stock Repurchase

In May 2015, the Company's Board of Directors authorized the repurchase of up to 20 million shares of the Company's common stock in the open market or in privately negotiated transactions. During the three months ended September 30, 2015, the Company purchased 8.6 million shares of its common stock for a total of $363.8 million. There were no repurchases of common stock during the three months ended December 31, 2015. There is no expiration date associated with this repurchase program. As of December 31, 2015, approximately 23.9 million shares remained as treasury shares with the balance of the shares being used to fund share issuance requirements under the Company's equity incentive plans.

(25)	Dividends

A quarterly cash dividend of $0.3585 per share was paid on December 4, 2015 in the aggregate amount of $72.9 million.  Through the first nine months of fiscal 2016, cash dividends of $1.0740 per share have been paid in the aggregate amount of $217.9 million. A quarterly cash dividend of $0.3590 per share was declared on February 3, 2016 and will be paid on March 7, 2016 to stockholders of record as of February 22, 2016. The Company expects the March payment of its quarterly cash dividend to be approximately $73.2 million.

(26)	Subsequent Events

Signing of Definitive Agreement to Acquire Atmel Corporation

On January 19, 2016, the Company announced that it had signed a definitive agreement to acquire Atmel Corporation (Atmel) for $8.15 per share consisting of $7.00 per share in cash and $1.15 per share in shares of Microchip common stock. The acquisition price represents a total equity value of approximately $3.56 billion, and a total enterprise value of approximately $3.40 billion, after excluding Atmel's cash and investments on its balance sheet of approximately $155.0 million at December 31, 2015. The acquisition has been approved by the Boards of Directors of both companies and is expected to close in the second quarter of calendar year 2016, subject to approval by Atmel's stockholders, regulatory approvals and other customary closing conditions.

Authorization of Increase to Share Repurchase Program

On January 18, 2016, the Company's Board of Directors authorized an increase to the existing share repurchase program to 15.0 million shares of common stock from the approximately 11.4 million shares remaining under the prior authorization.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

This report, including "Part I – Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Part II - Item 1A Risk Factors" contains certain forward-looking statements that involve risks and uncertainties, including statements regarding our strategy, financial performance and revenue sources.  We use words such as "anticipate," "believe," "plan," "expect," "future," "continue," "intend" and similar expressions to identify forward-looking statements.  Our actual results could differ materially from the results anticipated in these forward-looking statements as a result of certain factors including those set forth under "Risk Factors," beginning at page 46 and elsewhere in this Form 10-Q.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  You should not place undue reliance on these forward-looking statements.  We disclaim any obligation to update information contained in any forward-looking statement.  These forward-looking statements include, without limitation, statements regarding the following:

•	The effects that adverse global economic conditions and fluctuations in the global credit and equity markets may have on our financial condition and results of operations;

•	The effects and amount of competitive pricing pressure on our product lines;

•	Our ability to moderate future average selling price declines;

•	The effect of product mix, capacity utilization, yields, fixed cost absorption, competition and economic conditions on gross margin;

•	The amount of, and changes in, demand for our products and those of our customers;

•	The Atmel acquisition is expected to close in the second quarter of calendar year 2016;

•	Our expectation that in the future we will acquire additional businesses that we believe will complement our existing businesses;

•	Our expectation that in the future we will enter into joint development agreements or other business or strategic relationships with other companies;

•	The level of orders that will be received and shipped within a quarter;

•
Our expectation that our inventory levels will be up 2 days to up 8 days, excluding impacts from the sell through of acquired inventory fair value mark-up, in the March 2016 quarter compared to the December 2015 quarter and that it will allow us to maintain competitive lead times and provide strong delivery performance to our customers;

•	The effect that distributor and customer inventory holding patterns will have on us;

•	Our belief that customers recognize our products and brand name and use distributors as an effective supply channel;

•	Anticipating increased customer requirements to meet voluntary criteria related to the reduction or elimination of substances in our products;

•	Our belief that deferred cost of sales are recorded at their approximate carrying value and will have low risk of material impairment;

•	Our belief that our direct sales personnel combined with our distributors provide an effective means of reaching our customer base;

•	Our ability to increase the proprietary portion of our analog and interface product lines and the effect of such an increase;

•	Our belief that our processes afford us both cost-effective designs in existing and derivative products and greater functionality in new product designs;

•	The impact of any supply disruption we may experience;

•	Our ability to effectively utilize our facilities at appropriate capacity levels and anticipated costs;

•	That we adjust capacity utilization to respond to actual and anticipated business and industry-related conditions;

•	That our existing facilities will provide sufficient capacity to respond to increases in demand with modest incremental capital expenditures;

•	That manufacturing costs will be reduced by transition to advanced process technologies;

•	Our ability to maintain manufacturing yields;

•	Continuing our investments in new and enhanced products;

•	The cost effectiveness of using our own assembly and test operations;

•	Our anticipated level of capital expenditures;

•	Continuation and amount of quarterly cash dividends;

•	Our intent to repurchase the approximate number of shares we will issue in connection with our acquisition of Atmel;

•
That we currently expect to finance the purchase price of our Atmel acquisition using approximately $2.175 billion of cash, cash equivalents, short-term investments and long-term investments held by certain of our foreign subsidiaries, approximately $782 million from additional borrowings under our existing line of credit agreement and approximately $485 million in newly issued shares of our common stock;

•
That the acquisition has been structured in a manner that is intended to enable us to utilize a substantial portion of the cash, cash equivalents, short-term investments and long-term investments held by certain of our foreign subsidiaries in a tax efficient manner and that our determinations with respect to the tax consequences of the acquisition are reasonable;

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

We begin our Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) with a summary of our overall business strategy to give the reader an overview of the goals of our business and the overall direction of our business and products.  This is followed by a discussion of the Critical Accounting Policies and Estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results.  We then discuss our Results of Operations for the three and nine months ended December 31, 2015 compared to the three and nine months ended December 31, 2014.  We then provide an analysis of changes in our balance sheet and cash flows, and discuss our financial commitments in sections titled "Liquidity and Capital Resources," "Contractual Obligations" and "Off-Balance Sheet Arrangements."

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

See "Our operating results are impacted by both seasonality and the wide fluctuations of supply and demand in the semiconductor industry," on page 49 for discussion of the impact of seasonality on our business.

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

As a result of our acquisition of Micrel, we acquired certain distributor relationships where revenue is recognized upon shipment to the distributors based on contractual terms. In the December 2015 quarter, we changed substantially all of these distributor contracts to be consistent with those of our other distributors which will result in the deferral of revenue recognition under such contracts until the distributor sells the product to their customers.

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

We sell the majority of the items in our product catalog to our distributors worldwide at a uniform list price.  However, distributors resell our products to end customers at a very broad range of individually negotiated price points.  The majority of our distributors' resales require a reduction from the original list price paid.  Often, under these circumstances, we remit back to the distributor a portion of their original purchase price after the resale transaction is completed in the form of a credit against the distributors' outstanding accounts receivable balance.  The credits are on a per unit basis and are not given to the distributor until they provide information to us regarding the sale to their end customer.  The price reductions vary significantly based on the customer, product, quantity ordered, geographic location and other factors and discounts to a price less than our cost have historically been rare.  The effect of granting these credits establishes the net selling price to our distributors for the product and results in the net revenue recognized by us when the product is sold by the distributors to their end customers.  Thus, a portion of the "deferred income on shipments to distributors" balance represents the amount of distributors' original purchase price that will be credited back to the distributor in the future.  The wide range and variability of negotiated price concessions granted to distributors does not allow us to accurately estimate the portion of the balance in the deferred income on shipments to distributors account that will be credited back to the distributors.  Therefore, we do not reduce deferred income on shipments to distributors or accounts receivable by anticipated future concessions; rather, price concessions are typically recorded against deferred income on shipments to distributors and accounts receivable when incurred, which is generally at the time the distributor sells the product.  At December 31, 2015, we had approximately $259.9 million of deferred revenue and $96.3 million in deferred cost of sales recognized as $163.6 million of deferred income on shipments to distributors.  At March 31, 2015, we had approximately $260.9 million of deferred revenue and $94.8 million in deferred cost of sales recognized as $166.1 million of deferred income on shipments to distributors.  The deferred income on shipments to distributors that will ultimately be recognized in our income statement will be lower than the amount reflected on the balance sheet due to additional price credits to be granted to the distributors when the product is sold to their customers.  These additional price credits historically have resulted in the deferred income approximating the overall gross margins that we recognize in the distribution channel of our business.

Distributor advances, reflected as a reduction of deferred income on shipments to distributors on our condensed consolidated balance sheets, totaled $109.0 million at December 31, 2015 and $116.0 million at March 31, 2015.  On sales to distributors, our payment terms generally require the distributor to settle amounts owed to us for an amount in excess of their ultimate cost.  The sales price to our distributors may be higher than the amount that the distributors will ultimately owe us because distributors often negotiate price reductions after purchasing product from us and such reductions are often significant.  It is our practice to apply these negotiated price discounts to future purchases, requiring the distributor to settle receivable balances, on a current basis, generally within 30 days, for amounts originally invoiced.  This practice has an adverse impact on the working capital of our distributors.  As such, we have entered into agreements with certain distributors whereby we advance cash to the distributors to reduce the distributor's working capital requirements.  These advances are reconciled at least on a quarterly basis and are estimated based on the amount of ending inventory as reported by the distributor multiplied by a negotiated percentage.  Such advances have no impact on our revenue recognition or our condensed consolidated statements of income.  We process discounts taken by distributors against our deferred income on shipments to distributors' balance and true-up the advanced amounts generally after the end of each completed fiscal quarter.  The terms of these advances are set forth in binding legal agreements and are unsecured, bear no interest on unsettled balances and are due upon demand.  The agreements governing these advances can be canceled by us at any time.

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

Business Combinations

All of our business combinations are accounted for at fair value under the acquisition method of accounting.  Under the acquisition method of accounting, (i) acquisition-related costs, except for those costs incurred to issue debt or equity securities, will be expensed in the period incurred; (ii) non-controlling interests will be valued at fair value at the acquisition date; (iii) in-process research and development will be recorded at fair value as an intangible asset at the acquisition date and amortized once the technology reaches technological feasibility; (iv) restructuring costs associated with a business combination will be expensed subsequent to the acquisition date; and (v) changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date will be recognized through income tax expense or directly in contributed capital.  The measurement of the fair value of assets acquired and liabilities assumed requires significant judgment.  The valuation of intangible assets and acquired investments, in particular, requires that we use valuation techniques such as the income approach. The income approach includes the use of a discounted cash flow model, which includes discounted cash flow scenarios and requires the following significant estimates: revenue, expenses, capital spending and other costs, and discount rates based on the respective risks of the cash flows.  The valuation of non-marketable equity investments acquired also takes into account variables such as conditions reflected in the capital markets, recent financing activity by the investees, the investees' capital structure and the terms of the investees' issued interests. Under the acquisition method of accounting, the aggregate amount of consideration we pay for a company is allocated to net tangible assets and intangible assets based on their estimated fair values as of the acquisition date.  The excess of the purchase price over the value of the net tangible assets and intangible assets is recorded to goodwill. On an annual basis, we test goodwill for impairment and, through December 31, 2015, we have never recorded an impairment charge against our goodwill balance.

Share-based Compensation

We measure at fair value and recognize compensation expense for all share-based payment awards, including grants of employee stock options, restricted stock units (RSUs) and employee stock purchase rights, to be recognized in our financial statements based on their respective grant date fair values.  Total share-based compensation during the nine months ended December 31, 2015 was $54.1 million, of which $47.8 million was reflected in operating expenses.  Total share-based compensation included in cost of sales during the nine months ended December 31, 2015 was $6.3 million.  Total share-based compensation included in our inventory balance was $5.4 million at December 31, 2015.

Determining the appropriate fair-value model and calculating the fair value of share-based awards at the date of grant requires judgment.  The fair value of our RSUs is based on the fair market value of our common stock on the date of grant discounted for expected future dividends.  We use the Black-Scholes option pricing model to estimate the fair value of employee stock options and rights to purchase shares under our employee stock purchase plans.  Option pricing models, including the Black-Scholes model, require the use of input assumptions, including expected volatility, expected life, expected dividend rate, and expected risk-free rate of return.  We use a blend of historical and implied volatility based on options freely traded in the open market as we believe this is most reflective of market conditions and a better indicator of expected volatility than using purely historical volatility.  The expected life of the awards is based on historical and other economic data trended into the future.  The risk-free interest rate assumption is based on observed interest rates appropriate for the terms of our awards.  The dividend yield assumption is based on our history and expectation of future dividend payouts.  We estimate the number of share-based awards that will be forfeited due to employee turnover.  Quarterly changes in the estimated forfeiture rate can have a significant effect on reported share-based compensation, as the impact on prior period amortization for all unvested awards is recognized in the period the forfeiture estimate is changed.  If the actual forfeiture rate is higher or lower than the estimated forfeiture rate, then an adjustment is made to increase or decrease the estimated forfeiture rate, which will result in a decrease or increase to the expense recognized in our financial statements.  If forfeiture adjustments are made, they would affect our gross margin, research and development expenses, and selling, general and administrative expenses.  The effect of forfeiture adjustments in the third quarter of fiscal 2016 was immaterial.

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

In periods where our production levels are substantially below our normal operating capacity, the reduced production levels of our manufacturing facilities are charged directly to cost of sales.  Approximately $2.9 million was charged to cost of sales in the three and nine-month periods ended December 31, 2015. Approximately $0.8 million was charged to cost of sales in the nine-month period ended December 31, 2014. There was no charge to cost of sales for reduced production levels in the three-month period ended December 31, 2014.

Income Taxes

As part of the process of preparing our condensed consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate.  This process involves estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes.  These differences result in deferred tax assets and liabilities, which are included within our condensed consolidated balance sheets.  We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income within the relevant jurisdiction and to the extent we believe that recovery is not likely, we must establish a valuation allowance.  We have provided valuation allowances for certain of our deferred tax assets, including state net operating loss carryforwards, foreign tax credits and state tax credits, where it is more likely than not that some portion, or all of such assets, will not be realized. At December 31, 2015, the valuation allowances totaled $119.9 million. Should we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.  At December 31, 2015, our deferred tax asset, net of valuation allowances, was $18.9 million.

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

Senior and Junior Subordinated Convertible Debentures

We separately account for the liability and equity components of our senior and junior subordinated convertible debentures in a manner that reflects our nonconvertible debt (unsecured debt) borrowing rate when interest cost is recognized.  This results in a bifurcation of a component of the debt, classification of that component in equity and the accretion of the resulting discount on the debt to be recognized as part of interest expense in our condensed consolidated statements of income.  Lastly, we include the dilutive effect of the shares of our common stock issuable upon conversion of our outstanding senior and junior subordinated convertible debentures in our diluted income per share calculation regardless of whether the market price triggers or other contingent conversion features have been met.  We apply the treasury stock method as we have the intent and have adopted an accounting policy to settle the principal amount of the senior and junior subordinated convertible debentures in cash.  This method results in incremental dilutive shares when the average fair value of our common stock for a reporting period exceeds the conversion prices per share which were $66.61 and $24.52 for the senior and junior subordinated convertible debentures, respectively, at December 31, 2015 and adjusts as dividends are recorded in the future.

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

Results of Operations

The following table sets forth certain operational data as a percentage of net sales for the periods indicated:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2015	2014	2015	2014
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	45.8	42.9	44.1	42.9
Gross profit	54.2	57.1	55.9	57.1
Research and development	18.0	16.8	17.1	16.3
Selling, general and administrative	14.1	12.6	13.8	12.9
Amortization of acquired intangible assets	8.9	9.0	7.9	8.1
Special (income) charges, net	(0.9)	0.2	0.2	0.1
Operating income	14.1%	18.5%	16.9%	19.7%

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

Our net sales for the quarter ended December 31, 2015 were $540.3 million, a decrease of 0.2% from the previous quarter's sales of $541.4 million, and an increase of 2.2% from net sales of $528.7 million in the quarter ended December 31, 2014. Our net sales for the nine months ended December 31, 2015 were $1,615.7 million, an increase of 0.7% from net sales of $1,603.8 million in the nine months ended December 31, 2014. The decrease in net sales in the quarter ended December 31, 2015 over the previous quarter was due primarily to general economic and semiconductor industry conditions. The increases in net sales in the three months ended December 31, 2015 compared to the three months ended December 31, 2014 and the nine months ended December 31, 2015 compared to the nine months ended December 31, 2014 were due primarily to our acquisition of Micrel, offset in part by weaker general economic and semiconductor industry conditions. Average selling prices for our semiconductor products were down approximately 5% and 4%, respectively, for the three and nine-month periods ended December 31, 2015 over the corresponding periods of the previous fiscal year. The number of units of our semiconductor products sold was up approximately 11% and 6%, respectively, for the three and nine-month periods ended December 31, 2015 over the corresponding periods of the previous fiscal year. The average selling prices and the unit volumes of our sales are impacted by the mix of our products sold and overall semiconductor market conditions.  Key factors related to the amount of net sales during the three and nine-month periods ended December 31, 2015 compared to the three and nine-month periods ended December 31, 2014 include:

•	our acquisition of Micrel which closed on August 3, 2015;

•	global economic conditions in the markets we serve;

•	semiconductor industry conditions;

•	our new product offerings that have increased our served available market;

•	customers' increasing needs for the flexibility offered by our programmable solutions;

•	inventory holding patterns of our customers;

•	increasing semiconductor content in our customers' products; and

•	continued market share gains in the segments of the markets we address.

Net sales by product line for the three and nine months ended December 31, 2015 and 2014 were as follows (dollars in thousands):

	Three Months Ended				Nine Months Ended
	December 31,				December 31,
	(unaudited)				(unaudited)
	2015	%	2014	%	2015	%	2014	%
Microcontrollers	$322,664	59.7	$338,392	64.0	$1,005,089	62.2	$1,043,946	65.1
Analog, interface and mixed signal products	160,291	29.7	125,542	23.8	434,560	26.9	373,483	23.3
Memory products	27,715	5.1	33,175	6.3	89,728	5.5	99,062	6.2
Technology licensing	22,716	4.2	22,947	4.3	69,154	4.3	65,968	4.1
Other	6,958	1.3	8,654	1.6	17,156	1.1	21,370	1.3
Total sales	$540,344	100.0%	$528,710	100.0%	$1,615,687	100.0%	$1,603,829	100.0%

Microcontrollers

Our microcontroller product line represents the largest component of our total net sales.  Microcontrollers and associated application development systems accounted for approximately 59.7% of our net sales for the three-month period ended December 31, 2015 and approximately 62.2% of our net sales for the nine-month period ended December 31, 2015 compared to approximately 64.0% of our net sales for the three-month period ended December 31, 2014 and approximately 65.1% of our net sales in the nine-month period ended December 31, 2014.

Net sales of our microcontroller products decreased approximately 4.6% in the three-month period ended December 31, 2015 and approximately 3.7% in the nine-month period ended December 31, 2015 compared to the three and nine-month periods ended December 31, 2014. These sales decreases were driven primarily by weaker general economic and semiconductor industry conditions in the end markets we serve including the consumer, automotive, industrial control, communications and computing markets.

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

Analog, Interface and Mixed Signal Products

Sales of our analog, interface and mixed signal products accounted for approximately 29.7% of our net sales for the three-month period ended December 31, 2015 and approximately 26.9% of our net sales for the nine-month period ended December 31, 2015 compared to approximately 23.8% of our net sales for the three-month period ended December 31, 2014 and approximately 23.3% of our net sales for the nine-month period ended December 31, 2014.

Net sales of our analog, interface and mixed signal products increased approximately 27.7% in the three-month period ended December 31, 2015 and approximately 16.4% in the nine-month period ended December 31, 2015 compared to the three and nine-month periods ended December 31, 2014. These sales increases were driven primarily by our acquisition of Micrel and market share gains achieved within the analog, interface and mixed signal market.

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

Memory Products

Sales of our memory products accounted for approximately 5.1% of our net sales for the three-month period ended December 31, 2015 and approximately 5.5% of our net sales for the nine-month period ended December 31, 2015 compared to approximately 6.3% of our net sales for the three-month period ended December 31, 2014 and approximately 6.2% of our net sales for the nine-month period ended December 31, 2014.

Net sales of our memory products decreased approximately 16.5% in the three-month period ended December 31, 2015 and approximately 9.4% in the nine-month period ended December 31, 2015 compared to the three and nine-month periods ended December 31, 2014. The decreases in net sales of our memory products over these periods were driven primarily by adverse customer demand conditions within the Serial EEPROM and Flash memory markets.

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

Technology Licensing

Technology licensing revenue includes a combination of royalties associated with licenses for the use of our SuperFlash and other technologies and fees for engineering services.  Technology licensing accounted for approximately 4.2% of our net sales for the three-month period ended December 31, 2015 and approximately 4.3% of our net sales for the nine-month period ended December 31, 2015 compared to approximately 4.3% of our net sales for the three-month period ended December 31, 2014 and approximately 4.1% of our net sales for the nine-month period ended December 31, 2014.

Net sales related to our technology licensing decreased approximately 1.0% in the three-month period ended December 31, 2015 and increased approximately 4.8% in the nine-month period ended December 31, 2015 compared to the three and nine-month periods ended December 31, 2014. Revenue from technology licensing can fluctuate over time based on the production activities of our licensees as well as general economic and semiconductor industry conditions.

Other

Revenue from wafer foundry and assembly and test subcontracting services accounted for approximately 1.3% of our net sales for the three-month period ended December 31, 2015 and approximately 1.1% of our net sales for the nine-month period ended December 31, 2015 compared to approximately 1.6% of our net sales for the three-month period ended December 31, 2014 and approximately 1.3% of our net sales for the nine-month period ended December 31, 2014.

Distribution

Distributors accounted for approximately 53.7% of our net sales in the three-month period ended December 31, 2015 and approximately 51.0% of our net sales in the three-month period ended December 31, 2014.  Distributors accounted for approximately 52.8% of our net sales in the nine-month period ended December 31, 2015 and approximately 51.7% of our net sales in the nine-month period ended December 31, 2014. Our distributors focus primarily on servicing the product requirements of a broad base of diverse customers.  We believe that distributors provide an effective means of reaching this broad and diverse customer base.  We believe that customers recognize Microchip for its products and brand name and use distributors as an effective supply channel.

Generally, we do not have long-term agreements with our distributors and we, or our distributors, may terminate our relationships with each other with little or no advance notice.  The loss of, or the disruption in the operations of, one or more of our distributors could reduce our future net sales in a given quarter and could result in an increase in inventory returns.

At December 31, 2015, our distributors maintained 36 days of inventory of our products compared to 37 days of inventory at our distributors at March 31, 2015.  However, our December 31, 2015 distributor inventory included two days of inventory from the acquired inventory fair value mark-up associated with our Micrel acquisition. Over the past five fiscal years, the days of inventory maintained by our distributors have fluctuated between 27 days and 47 days.  We do not believe that inventory holding patterns at our distributors will materially impact our net sales, due to the fact that we recognize revenue based on sell-through for the vast majority of our distributors.

Sales by Geography

Sales by geography for the three and nine months ended December 31, 2015 and 2014 were as follows (dollars in thousands):

	Three Months Ended				Nine Months Ended
	December 31,				December 31,
	(unaudited)				(unaudited)
	2015	%	2014	%	2015	%	2014	%
Americas	$102,756	19.0	$104,889	19.8	$307,529	19.0	$315,701	19.7
Europe	113,689	21.0	105,954	20.1	339,256	21.0	326,156	20.3
Asia	323,899	60.0	317,867	60.1	968,902	60.0	961,972	60.0
Total sales	$540,344	100.0%	$528,710	100.0%	$1,615,687	100.0%	$1,603,829	100.0%

Americas sales include sales to customers in the U.S., Canada, Central America and South America. Sales to foreign customers accounted for approximately 84% of our total net sales in each of the three and nine-month periods ended December 31, 2015 and December 31, 2014. Substantially all of our foreign sales are U.S. dollar denominated.  Sales to customers in Asia have generally increased over time due to many of our customers transitioning their manufacturing operations to Asia and growth in demand from the emerging Asian market.  Our sales force in the Americas and Europe supports a significant portion of the design activity for products which are ultimately shipped to Asia.

Gross Profit

Our gross profit was $292.7 million in the three-month period ended December 31, 2015 and $302.0 million in the three-month period ended December 31, 2014. Our gross profit was $902.7 million in the nine-month period ended December 31, 2015 and $915.9 million in the nine-month period ended December 31, 2014. Gross profit as a percentage of sales was 54.2% in the three-month period ended December 31, 2015 and 57.1% in the three-month period ended December 31, 2014. Gross profit as a percentage of sales was 55.9% in the nine-month period ended December 31, 2015 and 57.1% in the nine-month period ended December 31, 2014.

The most significant factors affecting our gross profit percentage in the periods covered by this Form 10-Q were:

•
charges of approximately $17.8 million and $26.7 million in the three and nine-month periods ended December 31, 2015, respectively, and approximately $4.2 million and $24.4 million in the three and nine-month periods ended December 31, 2014, respectively, related to the recognition of acquired inventory at fair value as a result of our acquisitions which increased the value of our acquired inventory and reduced our gross margins;

•	for the three and nine-month periods ended December 31, 2015, inventory write-downs being higher than the gross margin impact of sales of inventory that was previously written down; and

•	fluctuations in our product mix of microcontrollers, analog, interface and mixed signal products, memory products and technology licensing.

Other factors that impacted our gross profit percentage in the periods covered by this Form 10-Q include:

•	continual cost reductions in wafer fabrication and assembly and test manufacturing, such as new manufacturing technologies and more efficient manufacturing techniques; and

•	lower depreciation as a percentage of cost of sales.

We adjust our wafer fabrication and assembly and test capacity utilization as required to respond to actual and anticipated business and industry-related conditions. During the three and nine-month periods ended December 31, 2015 and the nine-month period ended December 31, 2014, we operated slightly below normal capacity levels, which we typically consider to be 90% to 95% of the actual capacity of our installed equipment, in our wafer fabrication facilities in response to uncertain global economic conditions and our inventory position. During the three-month period ended December 31, 2015, we had longer than typical shut downs in our Gresham and Tempe wafer fabs in response to semiconductor industry conditions and to control inventory levels. During the three-month period ended December 31, 2014, we operated at normal capacity levels in our wafer fabrication facilities. When production levels are below normal capacity, we charge cost of sales for the unabsorbed capacity. Unabsorbed capacity charges related to our wafer fabs were approximately $1.9 million in the three and nine-month periods ended December 31, 2015 and $0.8 million during the nine-month period ended December 31, 2014. We operated at slightly below normal capacity levels in our Thailand assembly and test facilities during the three and nine-month periods ended December 31, 2015. As a result, we charged cost of sales approximately $1.0 million in the three and nine-month periods ended December 31, 2015. We operated at normal capacity levels in our Thailand assembly and test facilities during the three and nine-month periods ended December 31, 2014.

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

Our overall inventory levels were $319.5 million at December 31, 2015, compared to $279.5 million at March 31, 2015.  We maintained 118 days of inventory on our balance sheet at December 31, 2015 compared to 111 days of inventory at March 31, 2015.  The primary reason for the increase in our inventory levels and days of inventory at December 31, 2015 compared to March 31, 2015 is our acquisition of Micrel in the September 2015 quarter. We expect our inventory levels in the March 2016 quarter to be up 2 days to up 8 days, excluding the impact from the sell through of acquired inventory fair value mark-up, over those levels at December 31, 2015. We believe our existing level of inventory will allow us to maintain competitive lead times and provide strong delivery performance to our customers.

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

During the three months ended December 31, 2015, approximately 52% of our assembly requirements were performed in our Thailand facilities compared to approximately 57% during the three months ended December 31, 2014.  The percentage of our assembly work that is performed internally fluctuates over time based on supply and demand conditions in the semiconductor industry, our internal capacity capabilities and our acquisition activities.  Third-party contractors located in Asia perform the balance of our assembly operations.  During the three months ended December 31, 2015, approximately 76% of our test requirements were performed in our Thailand facilities compared to approximately 88% during the three months ended December 31, 2014. The primary reason for the percentage reduction in the assembly and test operations performed in our Thailand facilities in the three months ended December 31, 2015 compared to the same period last year is our acquisition of

Micrel, which outsourced these activities. We believe that the assembly and test operations performed at our Thailand facility provide us with significant cost savings compared to contractor assembly and test costs, as well as increased control over these portions of the manufacturing process.

We rely on outside wafer foundries for a significant portion of our wafer fabrication requirements. In the three and nine months ended December 31, 2015, approximately 38% and 39%, respectively, of our net sales came from products that were produced at outside wafer foundries. In each of the three and nine months ended December 31, 2014, approximately 40% of our net sales came from products that were produced at outside wafer foundries.

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

Research and Development (R&D)

R&D expenses for the three months ended December 31, 2015 were $97.0 million, or 18.0% of net sales, compared to $88.7 million, or 16.8% of net sales, for the three months ended December 31, 2014.  R&D expenses for the nine months ended December 31, 2015 were $277.0 million, or 17.1% of net sales, compared to $261.9 million, or 16.3% of net sales, for the nine months ended December 31, 2014. We are committed to investing in new and enhanced products, including development systems software, and in our design and manufacturing process technologies.  We believe these investments are significant factors in maintaining our competitive position.  R&D costs are expensed as incurred.  Assets purchased to support our ongoing research and development activities are capitalized when related to products which have achieved technological feasibility or that have alternative future uses and are amortized over their expected useful lives.  R&D expenses include labor, depreciation, masks, prototype wafers, and expenses for the development of process technologies, new packages, and software to support new products and design environments.

R&D expenses increased $8.3 million, or 9.4%, for the three months ended December 31, 2015 over the same period last year.  The primary reason for this increase in R&D costs was additional costs from our acquisition of Micrel. R&D expenses increased $15.1 million, or 5.8%, for the nine months ended December 31, 2015 over the same period last year.  The primary reasons for this increase in R&D costs were additional costs from our acquisition of Micrel as well as higher headcount costs partially offset by lower bonus costs.

R&D expenses fluctuate over time, primarily due to revenue and operating expense investment levels.

Selling, General and Administrative

Selling, general and administrative expenses for the three months ended December 31, 2015 were $76.3 million, or 14.1% of net sales, compared to $66.7 million, or 12.6% of net sales, for the three months ended December 31, 2014.  Selling, general and administrative expenses for the nine months ended December 31, 2015 were $223.4 million, or 13.8% of net sales, compared to $207.0 million, or 12.9% of net sales, for the nine months ended December 31, 2014.  Selling, general and administrative expenses include salary expenses related to field sales, marketing and administrative personnel, advertising and promotional expenditures and legal expenses.  Selling, general and administrative expenses also include costs related to our direct sales force and field applications engineers who work in sales offices worldwide to stimulate demand by assisting customers in the selection and use of our products.

Selling, general and administrative expenses increased $9.6 million, or 14.4%, for the three months ended December 31, 2015 over the same period last year.  The primary reason for this increase in selling, general and administrative costs was additional costs from our acquisition of Micrel. Selling, general and administrative expenses increased $16.3 million, or 7.9%, for the nine months ended December 31, 2015 over the same period last year. The primary reasons for this increase in selling, general and administrative costs were additional costs from our acquisition of Micrel partially offset by lower bonus costs.

Selling, general and administrative expenses fluctuate over time, primarily due to revenue and operating expense investment levels.

Amortization of Acquired Intangible Assets

Amortization of acquired intangible assets for the three and nine months ended December 31, 2015 was $48.3 million and $126.8 million, respectively. Amortization of acquired intangible assets for the three and nine months ended December 31, 2014 was $47.6 million and $129.7 million, respectively. The primary reason for the increase in acquired intangible asset amortization for the three months ended December 31, 2015 over the same period last year was increased amortization from our acquisition of Micrel partially offset by decreased amortization from our customer-related intangible assets from our acquisition of Standard Microsystems Corporation. The primary reason for the decrease in acquired intangible asset amortization for the nine months ended December 31, 2015 compared to the same period last year was decreased amortization from our customer-related intangible assets from our acquisition of Standard Microsystems Corporation partially offset by increased amortization from our acquisitions of Micrel and ISSC.

Special (Income) Charges

Special income, net in the three months ended December 31, 2015 was $5.0 million comprised of special charges of $2.2 million related to severance, office closing and other costs associated with our acquisition activity and legal settlement costs of approximately $4.3 million offset by special income of $11.5 million related to an insurance settlement for reimbursement of funds we previously paid to settle a lawsuit in the second quarter of fiscal 2013. Special charges, net in the nine months ended December 31, 2015 was $3.2 million comprised of $10.4 million related to severance, office closing and other costs associated with our acquisition activity and legal settlement costs of approximately $4.3 million partially offset by special income of $11.5 million related to the insurance settlement. During the three and nine months ended December 31, 2014, we incurred special charges of $1.0 million and $2.1 million, respectively, related to severance, office closing and other costs associated with our acquisition activity.

Other Income (Expense)

Interest income in the three and nine months ended December 31, 2015 was $6.7 million, and $18.6 million, respectively. Interest income in the three and nine months ended December 31, 2014 was $4.9 million, and $14.2 million, respectively. The primary reasons for the increases in interest income in the three and nine months ended December 31, 2015 compared to the same periods last year relate to higher yields on short-term cash investments and higher invested cash balances.

Interest expense in the three and nine months ended December 31, 2015 was $27.5 million, and $77.2 million, respectively.   Interest expense in the three and nine months ended December 31, 2014 was $14.2 million, and $41.9 million, respectively. The primary reasons for the increase in interest expense in the three months ended December 31, 2015 compared to the same period last year relates to non-cash interest expense from the amortization on the debt discount of our 1.625% senior subordinated convertible debentures and interest expense related to the 1.625% coupon on such debentures which were issued in February 2015 as well as higher interest expense under our credit facility. The increase in interest expense was partially offset by lower interest expense on our 2.125% junior subordinated debentures as a result of our purchase of 50% of such outstanding debentures in the March 2015 quarter. The primary reasons for the increase in interest expense in the nine months ended December 31, 2015 compared to the same periods last year relates to non-cash interest expense from the amortization on the debt discount of our 1.625% senior subordinated convertible debentures and interest expense related to the 1.625% coupon on such debentures which were issued in February 2015. The increase in interest expense was partially offset by lower interest expense under our credit facility and lower interest expense on our 2.125% junior subordinated debentures as a result of our purchase of 50% of such outstanding debentures in the March 2015 quarter.

Other expense, net in the three months ended December 31, 2015 was $5.1 million, and other income, net in the nine months ended December 31, 2015 was $10.2 million compared to other expense, net of $2.5 million and $3.5 million in the three and nine months ended December 31, 2014, respectively. The primary reasons for the changes in other income (expense), net in the nine months ended December 31, 2015 compared to the same period last year relates to realized gains of $14.1 million from the sale of marketable equity and debt securities and a gain of $2.2 million on the sale of an equity method investment offset by impairment charges of $4.0 million on an available-for-sale investment.

Provision for Income Taxes

Our provision for income taxes reflects tax on foreign earnings and federal and state tax on U.S. earnings.  We had an effective tax rate benefit of 14.7% for the nine-month period ended December 31, 2015 and an effective tax rate of 6.0% for the nine-month period ended December 31, 2014.  Our effective tax rate for the nine-month period ended December 31, 2015 is lower compared to the prior year primarily due to the favorable tax impact from the integration of previously acquired intangible assets. Our effective tax rate is lower than statutory rates in the U.S. due primarily to our mix of earnings in foreign jurisdictions with lower tax rates.

In December 2015, legislation was enacted which retroactively extends the research and experimentation tax credit on a permanent basis. As a result of the law change, we recorded a one-time tax benefit of $2.7 million in the three-month period ended December 31, 2015, related to research activities incurred during fiscal year 2015. Likewise, the ongoing benefit from this credit is reflected in our effective tax rate beginning in the three-month period ended December 31, 2015.

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

Liquidity and Capital Resources

We had $2,397.9 million in cash, cash equivalents and short-term and long-term investments at December 31, 2015, an increase of $55.7 million from the March 31, 2015 balance.  The increase in cash, cash equivalents and short-term and long-term investments over this time period is primarily attributable to cash generated by operating activities and increases in borrowings under our credit facility offset in part by our dividend payments of $217.9 million and $343.9 million of cash used for our acquisition of Micrel, net of cash acquired from Micrel.

Net cash provided by operating activities was $541.9 million in the nine months ended December 31, 2015, which was essentially flat to net cash provided by operating activities of $542.7 million in the nine months ended December 31, 2014.

During the nine months ended December 31, 2015, net cash used in investing activities was $781.8 million compared to net cash used in investing activities of $676.8 million in the nine months ended December 31, 2014.  The increase in net cash used in investing activities was due primarily to $343.9 million of cash consideration, net of $99.2 million of cash and cash equivalents acquired, used to finance our acquisition of Micrel in August 2015, a decrease in cash from our purchases, sales and maturities of available-for-sale securities in the nine months ended December 31, 2015 compared to the same period last year, offset in part by $375.4 million of cash consideration, net of $14.8 million of cash and cash equivalents acquired, used to finance our acquisition of Supertex in April 2014 and $252.5 million of cash consideration, net of $15.1 million of cash and cash equivalents acquired, used to finance our acquisition of ISSC in July 2014.

Our level of capital expenditures varies from time to time as a result of actual and anticipated business conditions. Capital expenditures in the nine months ended December 31, 2015 were $81.4 million compared to $120.0 million in the nine months ended December 31, 2014.  Capital expenditures were primarily for the expansion of production capacity and the addition of research and development equipment.  We currently intend to spend approximately $120.0 million during the next twelve months to invest in equipment and facilities to maintain, and selectively increase capacity to meet our currently anticipated needs.

We expect to finance our capital expenditures through our existing cash balances and cash flows from operations.  We believe that the capital expenditures anticipated to be incurred over the next twelve months will provide sufficient manufacturing capacity to meet our currently anticipated needs.

Net cash used in financing activities was $36.5 million in the nine months ended December 31, 2015 compared to net cash provided by financing activities of $124.0 million in the nine months ended December 31, 2014.  We made payments on our borrowings under our credit agreement of $571.0 million and $427.9 million during the nine months ended December 31, 2015 and 2014, respectively. Cash received on borrowings under our credit agreement totaled $1,117.5 million and $772.3 million during the nine months ended December 31, 2015 and 2014, respectively. Cash expended for the repurchase of shares of our common stock was $363.8 million during the nine months ended December 31, 2015. No amounts were expended during the nine months ended December 31, 2014 for the repurchase of our common stock. We paid cash dividends to our stockholders of $217.9 million in the nine months ended December 31, 2015 and $214.4 million in the nine months ended December 31, 2014. Proceeds from the exercise of stock options and employee purchases under our employee stock purchase plans were $17.9 million in the nine months ended December 31, 2015 and $20.8 million in the nine months ended December 31, 2014.

In February 2015, we amended our credit agreement with certain lenders.  As a result of such amendment, the revolving credit facility portion of the agreement was increased from $1,650.0 million to $2,555.0 million and the $350.0 million term loan portion of the agreement was removed. The increase option permitting us, subject to certain requirements, to arrange with existing lenders and/or new lenders to provide up to an aggregate of $300.0 million in additional commitments, was also adjusted to $249.4 million. In December 2015, we exercised our increase option in our credit agreement to obtain additional revolving commitments of $219.0 million, bringing our total revolving credit facility commitments to $2,774.0 million. Proceeds of loans made under the credit agreement may be used for working capital and general corporate purposes. At December 31, 2015, $1,008.5 million of borrowings were outstanding under the credit agreement. See Note 18 of the notes to condensed consolidated financial statements for more information regarding our credit agreement.

Our total cash, cash equivalents, short-term investments and long-term investments held by our foreign subsidiaries was $2,381.3 million at December 31, 2015 and $2,322.4 million at March 31, 2015. Under current tax laws and regulations, if accumulated earnings and profits held by our foreign subsidiaries that U.S. taxes had not previously been provided for were to be distributed to the U.S., in the form of dividends or otherwise, we would be subject to additional U.S. income taxes and foreign withholding taxes. Our balance of cash, cash equivalents, short-term investments and long-term investments available for our U.S. operations as of December 31, 2015 and March 31, 2015 was approximately $16.6 million and $19.8 million, respectively. We utilize a variety of tax planning and financing strategies (including borrowings under our credit agreement) with the objective of having our worldwide cash available in the locations in which it is needed. We consider our offshore earnings to be permanently reinvested offshore. However, we could determine to repatriate some of our offshore earnings in future periods to fund stockholder dividends, share repurchases, acquisitions or other corporate activities.  We expect that a significant portion of our future cash generation will be in our foreign subsidiaries.

In March 2015, we entered into ten-year fixed-to-floating interest rate swap agreements on a portion of our fixed-rate 1.625% senior subordinated convertible debentures. The interest rate swap agreements are designated as fair value hedges. We pay variable interest equal to the three-month LIBOR minus 53.6 basis points and we receive a fixed interest rate of 1.625%. The gross notional amount of these contracts outstanding at December 31, 2015 was $431.3 million, representing 25% of the principal amount of our senior subordinated convertible debentures. As a result of changes in the benchmark interest rate, the fair value of these derivative instruments decreased by approximately $4.2 million during the nine months ended December 31, 2015 compared to March 31, 2015.

We enter into derivative transactions from time to time in an attempt to reduce our exposure to currency rate fluctuations.  Although none of the countries in which we conduct significant foreign operations has had a highly inflationary economy in the last five years, there is no assurance that inflation rates or fluctuations in foreign currency rates in countries where we conduct operations will not adversely affect our operating results in the future.  At December 31, 2015, we had no foreign currency forward contracts outstanding.

On August 3, 2015, we acquired Micrel for $14.00 per share and paid an aggregate of approximately $430.0 million in cash and issued an aggregate of 8,626,795 shares of our common stock to Micrel shareholders. We financed the cash portion of the purchase price with borrowings under our existing credit agreement.

On January 19, 2016, we signed a definitive agreement to acquire Atmel for $8.15 per share. Atmel stockholders will receive $7.00 per share in cash and $1.15 per share in shares of Microchip common stock. The acquisition price represents a total equity value of approximately $3.56 billion, and a total enterprise value of approximately $3.40 billion, after excluding Atmel's cash and investments on its balance sheet of approximately $155.0 million at December 31, 2015. We currently expect to finance the purchase price of our Atmel acquisition using approximately $2.175 billion of cash, cash equivalents, short-term investments and long-term investments held by certain of our foreign subsidiaries, approximately $782 million from additional borrowings under our existing line of credit agreement and approximately $485 million in newly issued shares of our common stock. The acquisition has been structured in a manner that is intended to enable us to utilize a substantial portion of the cash, cash equivalents, short-term investments and long-term investments held by certain of our foreign subsidiaries in a tax efficient manner. Although we believe our determinations with respect to the tax consequences of the acquisition are reasonable, we are regularly audited by the IRS and may be audited by other taxing authorities, and there can be no assurance as to the outcome of any such audit. The acquisition has been approved by the Boards of Directors of both companies and is expected to close in the second quarter of calendar year 2016, subject to approval by Atmel's stockholders, regulatory approvals and other customary closing conditions.

In May 2015, our Board of Directors authorized the repurchase of up to 20.0 million shares of our common stock in the open market or in privately negotiated transactions.  As of December 31, 2015, we had repurchased 8,626,795 shares under this authorization for approximately $363.8 million.  In January 2016, our Board of Directors authorized an increase in the existing share repurchase program to 15.0 million shares of common stock from the approximately 11.4 million shares remaining under the current authorization. Under this program, in the next several months, we intend to repurchase the approximate number of shares we issue in connection with our acquisition of Atmel. There is no expiration date associated with this repurchase program.

As of December 31, 2015, we held approximately 23.9 million shares of our common stock as treasury shares.

On October 28, 2002, we announced that our Board of Directors had approved and instituted a quarterly cash dividend on our common stock.  A quarterly dividend of $0.3585 per share was paid on December 4, 2015 in the aggregate amount of $72.9 million. A quarterly dividend of $0.3590 per share was declared on February 3, 2016 and will be paid on March 7, 2016 to stockholders of record as of February 22, 2016. We expect the aggregate March cash dividend to be approximately $73.2 million. Our Board is free to change our dividend practices at any time and to increase or decrease the dividend paid, or not to pay a dividend on our common stock on the basis of our results of operations, financial condition, cash requirements and future prospects, and other factors deemed relevant by our Board.  Our current intent is to provide for ongoing quarterly cash dividends depending upon market conditions, our results of operations, and potential changes in tax laws.

We believe that our existing sources of liquidity combined with cash generated from operations and borrowings under our credit agreement will be sufficient to meet our currently anticipated cash requirements for at least the next 12 months. However, the semiconductor industry is capital intensive.  In order to remain competitive, we must constantly evaluate the need to make significant investments in capital equipment for both production and research and development.  We may increase our borrowings under our credit agreement or seek additional equity or debt financing from time to time to maintain or expand our wafer fabrication and product assembly and test facilities, for cash dividends, for share repurchases or for acquisitions (including our acquisition of Atmel) or other purposes.  The timing and amount of any such financing requirements will depend on a number of factors, including our level of dividend payments, changes in tax laws and regulations regarding the repatriation of offshore cash, demand for our products, changes in industry conditions, product mix, competitive factors and our ability to identify suitable acquisition candidates.  There can be no assurance that such financing will be available on acceptable terms, and any additional equity financing would result in incremental ownership dilution to our existing stockholders.

Contractual Obligations

There have not been any material changes in our contractual obligations from what we disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2015.

Off-Balance Sheet Arrangements

As of December 31, 2015, we are not involved in any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Our investments are intended to establish a high-quality portfolio that preserves principal, meets liquidity needs, avoids inappropriate concentrations, and delivers an appropriate yield in relationship to our investment guidelines and market conditions.  Our investment portfolio, consisting of fixed income securities, money market funds, cash deposits, and marketable securities that we hold on an available-for-sale basis, was $2,397.9 million as of December 31, 2015 compared to $2,342.2 million as of March 31, 2015. The available-for-sale debt securities, like all fixed income instruments, are subject to interest rate risk and will decline in value if market interest rates increase.  We have the ability to hold our fixed income investments until maturity and, therefore, we would not expect to recognize any material adverse impact in income or cash flows if market interest rates increase. The following table provides information about our available-for-sale securities that are sensitive to changes in interest rates. We have aggregated our available-for-sale securities for presentation purposes since they are all very similar in nature. The amounts for fiscal 2016 refer to the remaining three months of the current fiscal year (dollars in thousands):

	Financial instruments maturing during the fiscal year ended March 31,
	2016	2017	2018	2019	2020	Thereafter
Available-for-sale securities	$85,684	$549,358	$425,073	$808,488	$35,157	$159,656
Weighted-average yield rate	0.94%	1.08%	1.43%	1.36%	2.03%	1.59%

We are exposed to interest rate risk related to our fixed-to-floating interest rate derivative instruments.  Based on sensitivity analyses performed on our financial position as of December 31, 2015, a hypothetical increase in benchmark interest rates of up to 1%, would have resulted in a decrease in the fair value of these instruments of $37.2 million.  A hypothetical decrease in benchmark interest rates of up to 1%, would have resulted in an increase in the fair value of these instruments of $37.0 million.  Any gains and losses on the fair value of these derivative instruments would generally be offset by gains and losses on the hedged item.

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

Changes in Internal Control over Financial Reporting

During the three months ended December 31, 2015, there was no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our operating results are affected by a wide variety of factors that could reduce our net sales and profitability, many of which are beyond our control. Some of the factors that may affect our operating results include:

•	general economic, industry or political conditions in the U.S. or internationally;

•	changes in demand or market acceptance of our products and products of our customers, and market fluctuations in the industries into which such products are sold;

•	changes in utilization of our manufacturing capacity and fluctuations in manufacturing yields;

•	our ability to realize the expected benefits of our acquisitions including our pending acquisition of Atmel;

•	changes or fluctuations in customer order patterns and seasonality;

•	our ability to secure sufficient wafer foundry, assembly and testing capacity;

•	the mix of inventory we hold and our ability to satisfy orders from our inventory;

•	levels of inventories held by our customers;

•	risk of excess and obsolete inventories;

•	changes in tax regulations and policies in the U.S. and other countries in which we do business;

•	our ability to ramp our factory capacity to meet customer demand;

•	competitive developments including pricing pressures;

•	unauthorized copying of our products resulting in pricing pressure and loss of sales;

•	availability of raw materials and equipment;

•	our ability to successfully transition products to more advanced process technologies to reduce manufacturing costs;

•	the level of orders that are received and can be shipped in a quarter;

•	the level of sell-through of our products through distribution;

•	fluctuations in our mix of product sales;

•	announcements of significant acquisitions by us or our competitors;

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

We may not fully realize the anticipated benefits of our completed or future acquisitions or divestitures including our pending acquisition of Atmel.

We have acquired, and expect in the future to acquire, additional businesses that we believe will complement or augment our existing businesses. On January 19, 2016, we announced that we entered into a definitive agreement to acquire Atmel which would be our largest and most complex acquisition ever. In addition, in August 2015, we completed our acquisition of Micrel; in July 2014, we completed our acquisition of a controlling interest of ISSC; in April 2014, we completed our acquisition of Supertex; and in August 2012, we completed our acquisition of SMSC. The integration process for our acquisitions may be complex, costly and time consuming and include unanticipated issues, expenses and liabilities. We may not be able to successfully or profitably integrate, operate, maintain and manage any newly acquired operations or employees. We may not be able to maintain uniform standards, procedures and policies and we may be unable to realize the expected synergies and cost savings from the integration. There may be increased risk due to integrating financial reporting and internal control systems. We may have difficulty in developing, manufacturing and marketing the products of a newly acquired company, or in growing the business at the rate we anticipate. Following an acquisition, we may not achieve the revenue or net income levels that justify the acquisition. We may suffer loss of key employees, customers and strategic partners of acquired companies and it may be difficult to implement our corporate culture at acquired companies. We may be subject to claims from terminated employees, shareholders of acquired companies and other third parties related to the transaction. Acquisitions may also result in one-time charges (such as acquisition-related expenses, write-offs, restructuring charges, or future impairment of goodwill), contingent liabilities, adverse tax consequences, additional stock-based compensation expense and other charges that adversely affect our operating results. Additionally, we may fund acquisitions of new businesses or strategic alliances by utilizing cash, borrowings under our credit agreement, raising debt, issuing shares of common stock, or other mechanisms.

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

In February 2015, we amended our credit agreement to increase the revolving credit facility to $2.555 billion and remove the term loan. In December 2015, we exercised our increase option in our credit agreement to obtain additional revolving commitments of $219 million, bringing our total revolving credit facility to $2.774 billion. At December 31, 2015, we had $1.009 billion in outstanding borrowings under such credit agreement. In connection with the expected closing of our acquisition of Atmel in the quarter ending June 30, 2016, we expect to significantly increase our borrowings under our credit agreement to finance a portion of the purchase price of such acquisition. In August 2015, we increased our borrowings under our credit agreement to finance the approximately $430 million cash portion of the purchase price of our Micrel acquisition which closed on August 3, 2015. In February 2015, we sold $1.725 billion of principal value of our 1.625% senior subordinated convertible debentures. As a result of such transactions, we have a substantially greater amount of debt than we had maintained in the past. Our maintenance of substantial levels of debt could adversely affect our ability to take advantage of corporate opportunities and could adversely affect our financial condition and results of operations. We may need or desire to refinance all or a portion of our loans under our credit agreement, our debentures or any other future indebtedness and there can be no assurance that we will be able to refinance any of our indebtedness on commercially reasonable terms, if at all.

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

We rely on outside wafer foundries for a significant portion of our wafer fabrication needs. Specifically, during the first nine months of fiscal 2016 and all of fiscal 2015, approximately 39% of our net sales came from products that were produced at outside wafer foundries. We also use several contractors located in Asia for a portion of the assembly and testing of our products. Our reliance on third party contractors and foundries increased as a result of our acquisitions of SMSC in August 2012, Supertex in April 2014 and ISSC in July 2014. The disruption or termination of any of our contractors could harm our business and operating results.

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

Sales through distributors accounted for approximately 52.8% of our net sales in the first nine months of fiscal 2016 and approximately 51.7% of our net sales in fiscal 2015. We do not have long-term agreements with our distributors, and we and our distributors may each terminate our relationship with little or no advance notice.

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

It is also possible that from time to time we may be subject to claims related to the manufacture, performance or use of our products. These claims may be due to injuries or environmental exposures related to manufacturing, a product's nonconformance to our specifications or specifications agreed upon with the customer, changes in our manufacturing processes, or unexpected customer system issues due to the integration of our products or insufficient design or testing by our customers. We could incur significant expenses related to such matters, including, but not limited to:

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

Further, we sell to customers in industries such as automotive, aerospace, defense, and medical, where failure of the systems in which our products are integrated could cause damage to property or persons. We may be subject to claims if our products, or the integration of our products, cause system failures. We will face increased exposure to claims if there are substantial increases in either the volume of our sales into these applications or the frequency of system failures integrating our products.

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

Sales to foreign customers account for a substantial portion of our net sales. During the first nine months of fiscal 2016, approximately 84% of our net sales were made to foreign customers, including 31% in China. During fiscal 2015, approximately 84% of our net sales were made to foreign customers, including 28% in China. A strong position in the Chinese market is a key component of our global growth strategy. The market for integrated circuit products in China is highly competitive, and both international and domestic competitors are aggressively seeking to increase their market share. Increased competition or economic weakness in the China market may make it difficult for us to achieve our desired sales volumes in China. In particular, recent weak economic conditions in China have had an adverse impact on our net sales and we are unable to predict whether such weakness will continue or worsen in future periods. We purchase a substantial portion of our raw materials and equipment from foreign suppliers. In addition, we own product assembly and testing facilities near Bangkok, Thailand, which has experienced periods of political instability in the past. Substantially all of our finished goods inventory is maintained in Thailand. From time to time, Thailand has also experienced periods of severe flooding. There can be no assurance that any future flooding or political instability in Thailand would not have a material adverse impact on our operations. We use various foundries and other foreign contractors for a significant portion of our assembly and testing and wafer fabrication requirements.

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

We do not typically enter into long-term contracts with our customers and we cannot be certain about future order levels from our customers. When we do enter into customer contracts, the contract is generally cancelable at the convenience of the customer. Even though we had approximately 92,000 customers and our ten largest direct customers made up approximately 10% of our total revenue for the nine-month period ended December 31, 2015, cancellation of customer contracts could have an adverse impact on our revenue and profits.

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

In February 2015, we amended our credit agreement to increase the revolving credit facility to $2.555 billion and remove the term loan. In December 2015, we exercised our increase option in our credit agreement to obtain additional revolving commitments of $219 million, bringing our total revolving credit facility to $2.774 billion. At December 31, 2015, we had $1,008.5 million in outstanding borrowings under such credit agreement. In August 2015, we increased our borrowings under our credit agreement to finance the approximately $430 million cash portion of the purchase price of our Micrel acquisition which closed on August 3, 2015. In February 2015, we sold $1.725 billion of principal value of our 1.625% senior subordinated convertible debentures. As a result of such transactions, we have a substantially greater amount of debt than we had maintained in the past. Our maintenance of substantial levels of debt could adversely affect our ability to take advantage of corporate opportunities and could adversely affect our financial condition and results of operations. We may need or desire to refinance all or a portion of our loans under our credit agreement, our debentures or any other future indebtedness and there can be no assurance that we will be able to refinance any of our indebtedness on commercially reasonable terms, if at all.

Fluctuations in foreign currency exchange rates could adversely impact our operating results.

We use forward currency exchange contracts in an attempt to reduce the adverse earnings impact from the effect of exchange rate fluctuations on our non-U.S. dollar net balance sheet exposures. Nevertheless, in periods when the U.S. dollar significantly fluctuates in relation to the non-U.S. currencies in which we transact business, the value of our non-U.S. dollar transactions can have an adverse effect on our results of operations and financial condition. In particular, in periods when a foreign currency significantly declines in value in relation to the U.S. dollar, such as recent declines in the Euro relative to the U.S. dollar, customers transacting in that foreign currency may find it more difficult to fulfill their previously committed contractual obligations or to undertake new obligations to make payments or purchase products. In periods when the U.S. dollar is significantly declining in relation to the British pound, Euro and Thai baht, the operational costs in our European and Thailand subsidiaries are adversely affected. Over the past several months, the U.S. dollar has appreciated slightly against the Euro and other major currencies.  Although our business has not been materially adversely impacted by such strength in the U.S. dollar, there can be no assurance as to the future impact that a strong dollar will have on our business or results of operations.

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

firewalls, antivirus measures, patches, log monitors, routine backups with offsite retention of storage media, system audits, data partitioning and routine password modifications. There can be no assurance that such system improvements will be sufficient to prevent or limit the damage from any future cyber attacks or disruptions. Any such attack or disruption could result in additional costs related to rebuilding of our internal systems, defending litigation, responding to regulatory actions, or paying damages. Such attacks or disruptions could have a material adverse impact on our business, operations and financial results.

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

We must comply with many federal, state, local and foreign governmental regulations related to the use, storage, discharge and disposal of toxic, volatile or otherwise hazardous substances used in our products and manufacturing processes.  Our failure to comply with applicable regulations could result in fines, suspension of production, cessation of operations or future liabilities. Such environmental regulations have required us in the past, and could require us in the future to buy costly equipment or to incur significant expenses to comply with such regulations. Our failure to control the use of, or adequately restrict the discharge of, hazardous substances could impact the health of our employees and others and could impact our ability to operate. Such failure could also restrict our ability to ship certain products to certain countries, require us to modify our operations logistics, or require us to incur other significant costs and expenses. There is a continuing expansion in environmental laws with a focus on reducing or eliminating hazardous substances and substances of high concern in electronic products and shipping materials. These and other future environmental regulations could require us to reengineer certain of our existing products and may make it more expensive for us to manufacture, sell and ship our products. In addition, the number and complexity of laws focused on the energy efficiency of electronic products and accessories, the recycling of electronic products, and the reduction in the quantity and the recycling of packing materials have expanded significantly. It may be difficult for us to timely comply with these laws and we may not have sufficient quantities of compliant products to meet customers' needs, thereby adversely impacting our sales and profitability. We may also have to write off inventory in the event that we hold unsaleable inventory as a result of changes to regulations or customer requirements. We expect these risks and trends to continue. In addition, we anticipate increased customer requirements to meet voluntary criteria related to the reduction or elimination of substances of high concern in our products, energy efficiency measures, and supplier practices associated with sourcing and manufacturing. These requirements may increase our own costs, as well as those passed on to us by our supply chain.

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

As required by the Dodd-Frank Wall Street Reform and Consumer Protection Act, in August 2012, the SEC released investigation, disclosure and reporting requirements regarding the use of "conflict" minerals mined from the Democratic Republic of Congo and adjoining countries and which are necessary to the functionality or production of products.  We filed a report on Form SD with the SEC regarding such matters on June 1, 2015. Other countries are considering similar regulations.  If we cannot certify that we are using conflict-free minerals, customers may demand that we change the sourcing of minerals and other materials used in the manufacture of our products, even if the costs for compliant minerals and materials significantly increases and availability is limited.  If we make changes to materials and/or suppliers, there will likely be costs associated with qualifying new suppliers and production capacity and quality could be negatively impacted.  Our relationships with customers and suppliers may be adversely affected if we are unable to certify that our products are "conflict-free." We have incurred, and expect in the future to incur, additional costs associated with complying with these new disclosure requirements, such as costs related to determining the source of any conflict minerals used in our products.  We may also encounter challenges to satisfy those customers who require that all of the components of our products be certified as conflict free in a materially different manner than advocated by the Conflict Free Smelter Initiative or the Dodd-Frank Wall Street Reform and Consumer Protection Act.  If we are not able to meet customer requirements, customers may choose to disqualify us as a supplier and we may have to write off inventory in the event that it cannot be sold.

Regulatory authorities in jurisdictions into which we ship our products could levy fines or restrict our ability to export products.

A significant portion of our sales are made outside of the U.S. through the exporting and re-exporting of products. In addition to local jurisdictions' export regulations, our U.S.-manufactured products or products based on U.S. technology are subject to U.S. laws and regulations governing international trade and exports, including, but not limited to the Foreign Corrupt Practices Act, Export Administration Regulations (EAR), International Traffic in Arms Regulations (ITAR) and trade sanctions against embargoed countries and destinations administered by the U.S. Department of the Treasury, Office of Foreign Assets Control (OFAC). Licenses or proper license exceptions are required for the shipment of our products to certain countries. A determination by the U.S. or foreign government that we have failed to comply with these or other export regulations or anti-bribery regulations can result in penalties which may include denial of export privileges, fines, civil or criminal penalties, and seizure of products. Such penalties could have a material adverse effect on our business, sales and earnings. Further, a change in these laws and regulations could restrict our ability to export to previously permitted countries, customers, distributors or other third parties. Any one or more of these sanctions or a change in laws or regulations could have a material adverse effect on our business, financial condition and results of operations.

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

The market price of our common stock has fluctuated significantly in the past and is likely to fluctuate in the future. The future trading price of our common stock could be subject to wide fluctuations in response to a variety of factors, many of which are beyond our control, including, but not limited to:

•	quarterly variations in our operating results or the operating results of other technology companies;

•	general conditions in the semiconductor industry;

•	global economic and financial conditions;

•	changes in our financial guidance or our failure to meet such guidance;

•	changes in analysts' estimates of our financial performance or buy/sell recommendations;

•	any acquisitions we pursue or complete (including our pending acquisition of Atmel); and

•	actual or anticipated announcements of technical innovations or new products by us or our competitors.

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

We review our long-lived assets, including goodwill and other intangible assets, for impairment annually in the fourth fiscal quarter or whenever events or changes in circumstances indicate that the carrying amount of those assets may not be recoverable. Factors that may be considered in assessing whether goodwill or intangible assets may not be recoverable include a decline in our stock price or market capitalization, reduced estimates of future cash flows and slower growth rates in our industry. Our valuation methodology for assessing impairment requires management to make judgments and assumptions based on historical experience and to rely heavily on projections of future operating performance. Because we operate in highly competitive environments, projections of our future operating results and cash flows may vary significantly from our actual results. No goodwill or material long-lived asset impairment charges were recorded in fiscal 2015 or the first nine months of fiscal 2016.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We did not repurchase any shares of our common stock in the three months ended December 31, 2015.

Item 6.	Exhibits

10.1
Amendment No. 1 to Amended and Restated Credit Agreement, dated as of December 4, 2015, among Microchip Technology Incorporated, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to the Company's Current Report on Form 8-K filed on December 7, 2015).

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

MICROCHIP TECHNOLOGY INCORPORATED

Date:	February 5, 2016	By: /s/ J. Eric Bjornholt
J. Eric Bjornholt
Vice President and Chief Financial Officer
(Duly Authorized Officer, and
Principal Financial and Accounting Officer)