Form 10-K
period 2016-03-31
MICROCHIP TECHNOLOGY INC
filed 2016-05-24
CIK 827054

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K
(Mark One)

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended March 31, 2016
OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _________ to __________

Commission File Number:  0-21184

MICROCHIP TECHNOLOGY INCORPORATED
(Exact Name of Registrant as Specified in Its Charter)

Delaware	86-0629024
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

2355 W. Chandler Blvd., Chandler, AZ  85224-6199
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐    Yes    ☒    No

Aggregate market value of the voting and non-voting common equity held by non-affiliates as of September 30, 2015 based upon the closing price of the common stock as reported by the NASDAQ Global Market on such date was approximately $8,528,992,176.

Number of shares of Common Stock, $0.001 par value, outstanding as of May 16, 2016: 214,815,223 shares

Documents Incorporated by Reference
Document	Part of Form 10-K
Proxy Statement for the 2016 Annual Meeting of Stockholders	III

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES

FORM 10-K

PART I

This Form 10-K contains certain forward-looking statements that involve risks and uncertainties, including statements regarding our strategy and future financial performance and those statements identified under "Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations – Note Regarding Forward-looking Statements."  Our actual results could differ materially from the results described in these forward-looking statements as a result of certain factors including those set forth under "Item 1A – Risk Factors," beginning below at page 12, and elsewhere in this Form 10-K.  Although we believe that the matters reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  You should not place undue reliance on these forward-looking statements.  We disclaim any obligation to update information contained in any forward-looking statement.

Item 1.   BUSINESS

We develop, manufacture and sell specialized semiconductor products used by our customers for a wide variety of embedded control applications. Our product portfolio comprises general purpose and specialized 8-bit, 16-bit, and 32-bit microcontrollers, a broad spectrum of high-performance linear, mixed-signal, power management, thermal management, radio frequency (RF), timing, safety, security, wired connectivity and wireless connectivity devices, as well as serial EEPROMs, Serial Flash memories, Parallel Flash memories and serial SRAM memories. We also license Flash-IP solutions that are incorporated in a broad range of products.  Our synergistic product portfolio targets thousands of applications worldwide and a growing demand for high-performance designs in the automotive, communications, computing, consumer and industrial control markets.  Our quality systems are ISO/TS16949 (2009 version) certified.

Microchip Technology Incorporated was incorporated in Delaware in 1989.  In this Form 10-K, "we," "us," "our," and "Microchip" each refers to Microchip Technology Incorporated and its subsidiaries.  Our executive offices are located at 2355 West Chandler Boulevard, Chandler, Arizona 85224-6199 and our telephone number is (480) 792-7200.

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

Recent Developments

On April 4, 2016, we completed our acquisition of Atmel Corporation (Atmel). Under the terms of the merger agreement executed on January 19, 2016, Atmel stockholders received $8.15 per share in a combination of $7.00 per share in cash and $1.15 per share in shares of Microchip common stock. We financed the purchase price of our Atmel acquisition using approximately $2.04 billion of cash, cash equivalents, short-term investments and long-term investments held by certain of our foreign subsidiaries, approximately $0.94 billion from additional borrowings under our existing line of credit agreement and approximately $489 million by issuing an aggregate of 10.1 million shares of our common stock. The acquisition price represents a total equity value of approximately $3.47 billion, and a total enterprise value of approximately $3.43 billion, after excluding Atmel's cash and investments net of debt of approximately $39.3 million. Atmel is a worldwide leader in the design and manufacture of microcontrollers, capacitive touch solutions, advanced logic, mixed-signal, nonvolatile memory and RF components. Atmel is headquartered in San Jose, California and has offices, manufacturing and research facilities in North America, Europe and Asia.

Industry Background

Competitive pressures require manufacturers of a wide variety of products to expand product functionality and provide differentiation while maintaining or reducing cost.  To address these requirements, manufacturers often use integrated circuit-based embedded control systems that enable them to:

•	differentiate their products

•	replace less efficient electromechanical control devices

•	reduce the number of components in their system

•	add product functionality

•	reduce the system level energy consumption

•	make systems safer to operate

•	decrease time to market for their products

•	significantly reduce product cost

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

Embedded control systems typically incorporate a microcontroller as the principal active, and sometimes sole, component.  A microcontroller is a self-contained computer-on-a-chip consisting of a central processing unit, often with on-board non-volatile program memory for program storage, random access memory for data storage and various analog and digital input/output peripheral capabilities.  In addition to the microcontroller, a complete embedded control system incorporates application-specific software, various analog, mixed-signal, timing and connectivity products and non-volatile memory components such as EEPROMs and Flash memory.

The increasing demand for embedded control has made the market for microcontrollers one of the significant segments of the semiconductor market at over $15 billion in calendar year 2015.  Microcontrollers are primarily available in 8-bit through 32-bit architectures.  8-bit microcontrollers remain very cost-effective for a wide range of high-volume embedded control applications and, as a result, continue to represent a significant portion of the overall microcontroller market.  16-bit and 32-bit microcontrollers provide higher performance and functionality, and are generally found in more complex embedded control applications. The analog and mixed-signal segment of the semiconductor market is very large at over $44 billion in calendar year 2015, and this market is fragmented into a large number of sub segments.

Our Products

Our strategic focus is on embedded control solutions, including:

•	general purpose and specialized microcontrollers

•	development tools and related software

•	analog, interface, mixed signal and timing products

•	wired and wireless connectivity products

•	memory products

•	technology licensing

We provide highly cost-effective embedded control solutions that also offer the advantages of small size, high performance, extreme low power usage, wide voltage range operation, mixed signal integration, and ease of development, thus enabling timely and cost-effective integration of our solutions by our customers in their end products.

Microcontrollers

We offer a broad family of proprietary general purpose microcontroller products marketed under the PIC® brand name.  We believe that our PIC product family is a price/performance leader in the worldwide microcontroller market.  We have shipped close to 17 billion microcontrollers to customers worldwide since their introduction in 1990.  We also offer specialized microcontrollers for automotive networking, computing, lighting, power supplies, motor control, wired connectivity and wireless connectivity. With over 1,400 microcontrollers in our product portfolio, we target the 8-bit, 16-bit, and 32-bit microcontroller markets.

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

We believe that familiarity with and adoption of development tools from Microchip as well as our third-party development tool partners by an increasing number of product designers will be an important factor in the future selection of our embedded control products.  These development tools allow design engineers to develop thousands of application-specific products from our standard microcontrollers.  To date, we have shipped approximately two million development tools.

Analog, Interface, Mixed Signal and Timing Products

Our analog, interface, mixed signal and timing products consist of several families with over 3,000 power management, linear, mixed-signal, high voltage, thermal management, RF, drivers, safety and security, timing, USB, ethernet, wireless and other interface products.

We market and sell our analog, interface, mixed signal and timing products into our microcontroller customer base, to customers who use microcontrollers from other suppliers and to customers who use other products that may not fit our traditional microcontroller and memory products customer base.  We market these, and all of our products, based on an application segment approach targeted to provide customers with application solutions.

Memory Products

Our memory products consist of serial electrically erasable programmable read-only memory (referred to as Serial EEPROMs), Serial Flash memories, Parallel Flash memories and Serial SRAM memories.  Serial EEPROMs, Serial Flash memories and Serial SRAMs have a very low I/O pin requirement, permitting production of very small footprint devices.  We sell our memory products primarily into the embedded control market, complementing our microcontroller offerings.

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

Manufacturing

Our manufacturing operations include wafer fabrication, wafer probe, assembly and test.  The ownership of a substantial portion of our manufacturing resources is an important component of our business strategy, enabling us to maintain a high level of manufacturing control, resulting in us being one of the lowest cost producers in the embedded control industry.  By owning wafer fabrication facilities and our assembly and test operations, and by employing statistical techniques (statistical process control, designed experiments and wafer level monitoring), we have been able to achieve and maintain high production yields.  Direct control over manufacturing resources allows us to shorten our design and production cycles.  This control also allows us to capture a portion of the wafer manufacturing and assembly and testing profit margin. We do outsource a significant portion of our manufacturing requirements to third parties and the amount of our outsourced manufacturing has increased in recent years due to our acquisitions of companies that outsource all or substantial portions of their manufacturing.

Our manufacturing facilities are located in:

•	Tempe, Arizona (Fab 2)

•	Gresham, Oregon (Fab 4)

•	San Jose, California (wafer fab, wafer probe and test)

•	Chandler, Arizona (wafer probe)

•	Bangkok, Thailand (wafer probe, assembly and test)

Wafer Fabrication

Fab 2 currently produces 8-inch wafers and supports manufacturing processes from 0.35 microns to 5.0 microns.  During fiscal 2016, we increased Fab 2's capacity to support more advanced technologies by making process improvements, upgrading existing equipment, and adding equipment.

Fab 4 currently produces 8-inch wafers using predominantly 0.22 microns to 0.5 microns manufacturing processes and is capable of supporting technologies below 0.18 microns.  During fiscal 2016, we increased Fab 4's capacity to support more advanced technologies by making process improvements, upgrading existing equipment, and adding equipment. A significant amount of additional clean room capacity in Fab 4 can be brought on line in the future to support incremental wafer fabrication capacity needs.  We believe the combined capacity of Fab 2 and Fab 4 will provide sufficient capacity to allow us to respond to increases in future demand over the next several years with modest incremental capital expenditures.

As a result of our acquisition of Micrel, Incorporated (Micrel) in August 2015, we acquired a 6-inch fab in San Jose, California and are in the process of providing last time inventory for our customers as we transition those products into our Fab 2 and Fab 4 facilities. We intend to start decommissioning the San Jose Fab in late fiscal 2017.

We continue to transition products to more advanced process technologies to reduce future manufacturing costs.  We believe that our ability to successfully transition to more advanced process technologies is important for us to remain competitive.

We have, in recent years, outsourced a larger portion of our wafer production requirements to third-party wafer foundries to augment our internal manufacturing capabilities.  As a result of our acquisitions in recent years, we have become more reliant on outside wafer foundries for our wafer fabrication requirements.  In fiscal 2016, approximately 39% of our sales came from products that were produced at outside wafer foundries.

Wafer Probe, Assembly and Test

We perform wafer probe, product assembly and testing at our facilities located near Bangkok, Thailand.  We also perform a limited amount of wafer probe and test at our Chandler, Arizona and San Jose, California facilities. During fiscal 2016, we increased our Thailand facilities' capacity to support more technologies by making process improvements, upgrading existing equipment, and adding equipment. During fiscal 2016, approximately 53% of our assembly requirements were being performed in our Thailand facilities and approximately 81% of our test requirements were performed in our Thailand facilities.  We use third-party assembly and test contractors in several Asian countries for the balance of our assembly and test requirements.

General Matters Impacting Our Manufacturing Operations

Due to the high fixed costs inherent in semiconductor manufacturing, consistently high manufacturing yields have significant positive effects on our gross profit and overall operating results.  Our continuous focus on manufacturing productivity has allowed us to maintain excellent manufacturing yields at our facilities.  Our manufacturing yields are primarily driven by a comprehensive implementation of statistical process control, extensive employee training and our effective use of our manufacturing facilities and equipment.  Maintenance of manufacturing productivity and yields are important factors in the achievement of our operating results.  The manufacture of integrated circuits, particularly non-volatile, erasable complementary metal-oxide semiconductor (CMOS) memory and logic devices, such as those that we produce, are complex processes.  These processes are sensitive to a wide variety of factors, including the level of contaminants in the manufacturing environment, impurities in the materials used and the performance of our manufacturing personnel and equipment.  As is typical in the semiconductor industry, we have from time to time experienced lower than anticipated manufacturing yields.  Our operating results will suffer if we are unable to maintain yields at approximately the current levels.

Historically, we have relied on our ability to respond quickly to customer orders as part of our competitive strategy, resulting in customers placing orders with relatively short delivery schedules.  In order to respond to such requirements, we have historically maintained a significant work-in-process and finished goods inventory.

At the end of fiscal 2016, we owned identifiable long-lived assets (consisting of property, plant and equipment) in the U.S. with a carrying value, net of accumulated depreciation, of $373.9 million and $235.5 million in other countries, including $182.8 million in Thailand. At the end of fiscal 2015, we owned identifiable long-lived assets (consisting of property, plant and equipment) in the U.S. with a carrying value, net of accumulated depreciation, of $331.4 million and $250.2 million in other countries, including $198.0 million in Thailand.  At the end of fiscal 2014, we owned identifiable long-lived assets in the U.S. with a carrying value, net of accumulated depreciation, of $311.9 million and $220.1 million in other countries, including $179.1 million in Thailand.

We have many suppliers of raw materials and subcontractors which provide our various materials and service needs. We generally seek to have multiple sources of supply for our raw materials and services, but, in some cases, we may rely on a single or limited number of suppliers. In such event, we have plans to reduce the exposure that would result from a disruption in supply.

Research and Development (R&D)

We are committed to continuing our investment in new and enhanced products, including development systems, and in our design and manufacturing process technologies.  We believe these investments are significant factors in maintaining our competitive position.  Our current R&D activities focus on the development of general purpose and specialized microcontrollers, wired and wireless connectivity products, analog, interface, mixed signal and timing products, Serial EEPROM memory, NOR FLASH memory, Embedded FLASH technologies, development systems, human interface products, software and application-specific software libraries.  We are also developing design, assembly, test and process technologies to enable new products and innovative features as well as achieve further cost reductions and performance improvements in existing products.

In fiscal 2016, our R&D expenses were $372.6 million, compared to $349.5 million in fiscal 2015 and $305.0 million in fiscal 2014.  R&D expenses included share-based compensation expense of $32.0 million in fiscal 2016, $28.2 million in fiscal 2015 and $24.6 million in fiscal 2014.

Sales and Distribution

General

We market and sell our products worldwide primarily through a network of direct sales personnel and distributors.

Our direct sales force focuses on a wide variety of strategic accounts in three geographical markets: the Americas, Europe and Asia.  We currently maintain sales and technical support centers in major metropolitan areas in all three geographic markets.  We believe that a strong technical service presence is essential to the continued development of the embedded control market.  Many of our client engagement managers (CEMs), embedded system engineers (ESEs), and sales management have technical degrees or backgrounds and have been previously employed in high technology environments.  We believe that the technical knowledge of our sales force is a key competitive advantage in the sale of our products.  The primary mission of our ESE team is to provide technical assistance to customers and to conduct periodic training sessions for the balance of our sales team.  ESEs also frequently conduct technical seminars and workshops in major cities around the world.

Our licensing division has dedicated sales, technology, design, product, test and reliability personnel that support the requirements of our licensees.

For information regarding revenue, results of operations, and total assets for each of our last three fiscal years, refer to our financial statements included in this Form 10-K.

Distribution

Our distributors focus primarily on servicing the product requirements of a broad base of diverse customers.  We believe that distributors provide an effective means of reaching this broad and diverse customer base.  We believe that customers recognize us for our products and brand name and use distributors as an effective supply channel.

In fiscal 2016, we derived 53% of our net sales through distributors and 47% of our net sales from customers serviced directly by us. In fiscal 2015, we derived 51% of our net sales through distributors and 49% of our net sales from customers serviced directly by us. In fiscal 2014, we derived 53% of our net sales through distributors and 47% of our net sales from customers serviced directly by us. No distributor or end customer accounted for more than 10% of our net sales in fiscal 2016, fiscal 2015 or fiscal 2014.

We do not have long-term agreements with our distributors and we, or our distributors, may each terminate our relationship with little or no advanced notice.  The loss of, or the disruption in the operations of, one or more of our distributors could reduce our future net sales in a given quarter and could result in an increase in inventory returns.

Sales by Geography

Sales by geography for fiscal 2016, fiscal 2015 and fiscal 2014 were as follows (dollars in thousands):

	Year Ended March 31,
	2016	%	2015	%	2014	%
Americas	$417,579	19.2	$421,947	19.7	$365,609	18.9
Europe	474,629	21.8	452,165	21.0	411,531	21.3
Asia	1,281,126	59.0	1,272,924	59.3	1,154,077	59.8
Total Sales	$2,173,334	100.0	$2,147,036	100.0	$1,931,217	100.0

Sales to foreign customers accounted for approximately 84% of our net sales in each of fiscal 2016, 2015 and 2014.  Our sales to foreign customers have been predominately in Asia and Europe, which we attribute to the manufacturing strength in those areas for automotive, communications, computing, consumer and industrial control products.  Americas' sales include sales to customers in the U.S., Canada, Central America and South America.

Sales to customers in China, including Hong Kong, accounted for approximately 30%, 28% and 29% of our net sales in fiscal 2016, 2015 and 2014, respectively.  Sales to customers in Taiwan accounted for approximately 12%, 14% and 13% of our net sales in fiscal 2016, 2015 and 2014, respectively. We did not have sales into any other foreign countries that exceeded 10% of our net sales during fiscal 2016, fiscal 2015 or fiscal 2014.

Our international sales are substantially all U.S. dollar denominated.  Although foreign sales are subject to certain government export restrictions, we have not experienced any material difficulties to date as a result of export restrictions.

The semiconductor industry is characterized by seasonality and wide fluctuations of supply and demand.  Since a significant portion of our revenue is from consumer markets and international sales, our business is subject to seasonally lower revenues in the third and fourth quarters of our fiscal year.  However, in recent periods, the impact of our acquisitions, changes in global economic and semiconductor industry conditions have had a more significant impact on our results than seasonality, and has made it difficult to assess the impact of seasonal factors on our business.

Backlog

As of April 30, 2016, our backlog was approximately $1,212.3 million, including approximately $360.0 million related to Atmel, compared to $765.0 million as of April 30, 2015, which excludes Atmel.  Our backlog includes all purchase orders scheduled for delivery within the subsequent 12 months.

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

Patents, Licenses and Trademarks

We maintain a portfolio of U.S. and foreign patents, expiring on various dates between 2016 and 2035.  We also have numerous additional U.S. and foreign patent applications pending.  We do not expect that the expiration of any particular patent will have a material impact on our business.  While our intention is to continue to patent our technology and manufacturing processes, we believe that our continued success depends primarily on the technological skills and innovative capabilities of our personnel and our ability to rapidly commercialize new and enhanced products.  As with any operating company, the scope and strength of our intellectual property assets, including our pending and existing patents, trademarks, copyrights, and other intellectual property rights may be insufficient to provide meaningful protection or commercial advantage.  Moreover, pursuing violations of intellectual property rights on a worldwide basis is a complex challenge involving multinational patent, trademark, copyright and trade secret laws. Further, the laws of particular foreign countries often fail to protect our intellectual property rights to the same extent as the laws of the U.S.

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

Employees

As of March 31, 2016, we had 9,766 employees.  None of our employees are represented by a labor organization.  We have never had a work stoppage and believe that our employee relations are good.

Executive Officers of the Registrant

The following sets forth certain information regarding our executive officers as of April 30, 2016:

Name	Age	Position
Steve Sanghi	60	Chief Executive Officer and Chairman of the Board
Ganesh Moorthy	56	President and Chief Operating Officer
J. Eric Bjornholt	45	Vice President, Chief Financial Officer
Stephen V. Drehobl	54	Vice President, MCU8 and Technology Development Division
Mitchell R. Little	64	Vice President, Worldwide Sales and Applications
Richard J. Simoncic	52	Vice President, Analog Power and Interface Division

Mr. Sanghi has served as Chief Executive Officer since October 1991, and Chairman of the Board since October 1993.  He served as President from August 1990 to February 2016 and has served as a director since August 1990.  Mr. Sanghi holds an M.S. degree in Electrical and Computer Engineering from the University of Massachusetts and a B.S. degree in Electronics and Communication from Punjab University, India.  From May 2007 until April 2016, he served as a member of the Board of Directors of FIRST (For Inspiration and Recognition of Science and Technology).

Mr. Moorthy has served as President since February 2016 and as Chief Operating Officer since June 2009. He also served as Executive Vice President from October 2006 to August 2012 and as a Vice President in various roles since he joined Microchip in 2001.  Prior to this time, he served in various executive capacities with other semiconductor companies.  Mr. Moorthy holds an M.B.A. in Marketing from National University, a B.S. degree in Electrical Engineering from the University of Washington and a B.S. degree in Physics from the University of Mumbai, India. Mr. Moorthy was elected to the Board of Directors of Rogers Corporation in July 2013.

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

Mr. Simoncic has served as Vice President, Analog Power and Interface Division since September 1999.  From October 1995 to September 1999, he served as Vice President in various roles.  Since joining Microchip in 1990, Mr. Simoncic held various roles in Design, Device/Yield Engineering and Quality Systems.  Mr. Simoncic holds a B.S. degree in Electrical Engineering Technology from DeVry Institute of Technology.

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

Our operating results are affected by a wide variety of factors that could reduce our net sales and profitability, many of which are beyond our control. Some of the factors that may affect our operating results include:

•	general economic, industry or political conditions in the U.S. or internationally;

•	changes in demand or market acceptance of our products and products of our customers, and market fluctuations in the industries into which such products are sold;

•	changes in utilization of our manufacturing capacity and fluctuations in manufacturing yields;

•	our ability to realize the expected benefits of our acquisitions including our recent acquisition of Atmel;

•	changes or fluctuations in customer order patterns and seasonality;

•	our ability to secure sufficient wafer foundry, assembly and testing capacity;

•	the mix of inventory we hold and our ability to satisfy orders from our inventory;

•	levels of inventories held by our customers;

•	risk of excess and obsolete inventories;

•	changes in tax regulations and policies in the U.S. and other countries in which we do business;

•	our ability to ramp our factory capacity to meet customer demand;

•	competitive developments including pricing pressures;

•	unauthorized copying of our products resulting in pricing pressure and loss of sales;

•	availability of raw materials and equipment;

•	our ability to successfully transition products to more advanced process technologies to reduce manufacturing costs;

•	the level of orders that are received and can be shipped in a quarter;

•	the level of sell-through of our products through distribution;

•	fluctuations in our mix of product sales;

•	announcements of significant acquisitions by us or our competitors;

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

The manufacture and assembly of integrated circuits, particularly non-volatile, erasable CMOS memory and logic devices such as those that we produce, are complex processes. These processes are sensitive to a wide variety of factors, including the level of contaminants in the manufacturing environment, impurities in the materials used, the performance of our wafer fabrication and assembly and test personnel and equipment, and other quality issues. As is typical in the semiconductor industry, we have from time to time experienced lower than anticipated manufacturing yields. Our operating results will suffer if we are unable to maintain yields at approximately the current levels. This could include delays in the recognition of revenue, loss of revenue or future orders, and customer-imposed penalties for our failure to meet contractual shipment deadlines. Our operating results are also adversely affected when we operate at less than optimal capacity. For example, in fiscal 2012 and fiscal 2013 we reduced wafer starts in both Fab 2 and Fab 4, which negatively impacted our gross profit through the March 2013 quarter. We increased wafer starts modestly throughout fiscal 2014 and fiscal 2015. Although we operated at normal capacity levels during the last three quarters of fiscal 2015, the first two quarters of fiscal 2016 and the fourth quarter of fiscal 2016, there can be no assurance that such production levels will be maintained in future periods.

We may not fully realize the anticipated benefits of our completed or future acquisitions or divestitures including our recently completed acquisition of Atmel.

We have acquired, and expect in the future to acquire, additional businesses that we believe will complement or augment our existing businesses. On April 4, 2016, we acquired Atmel which is our largest and most complex acquisition ever. In addition, in August 2015, we completed our acquisition of Micrel; in July 2014, we completed our acquisition of a controlling interest in ISSC Technologies Corp. (ISSC); in April 2014, we completed our acquisition of Supertex, Inc. (Supertex); and in August 2012, we completed our acquisition of Standard Microsystems Corporation (SMSC). The integration process for our acquisitions may be complex, costly and time consuming and include unanticipated issues, expenses and liabilities. We may not be able to successfully or profitably integrate, operate, maintain and manage any newly acquired operations or employees. We may not be able to maintain uniform standards, procedures and policies and we may be unable to realize the expected synergies and cost savings from the integration. There may be increased risk due to integrating financial reporting and internal control systems. We may have difficulty in developing, manufacturing and marketing the products of a newly acquired company, or in growing the business at the rate we anticipate. Following an acquisition, we may not achieve the revenue or net income levels that justify the acquisition. We may suffer loss of key employees, customers and strategic partners of acquired companies and it may be difficult to implement our corporate culture at acquired companies. We may be subject to claims from terminated employees, shareholders of acquired companies and other third parties related to the transaction. In particular, as a result of our Atmel acquisition, we became involved with certain third-party claims related to the Atmel business. See "Item 3. Legal Proceedings" for information regarding such claims. Acquisitions may also result in charges (such as acquisition-related expenses, write-offs, restructuring charges, or future impairment of goodwill), contingent liabilities, adverse tax consequences, additional stock-based compensation expense and other charges that adversely affect our operating results. Additionally, we may fund acquisitions of new businesses or strategic alliances by utilizing cash, borrowings under our credit agreement, raising debt, issuing shares of our common stock, or other mechanisms.

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

In February 2015, we amended our credit agreement to increase the revolving credit facility to $2.555 billion and we sold $1.725 billion of principal value of our 1.625% senior subordinated convertible debentures. As a result of such transactions, we have a substantially greater amount of debt than we had maintained in the past. In August 2015, we increased our borrowings under our credit agreement to finance the approximately $430 million cash portion of the purchase price of our Micrel acquisition which closed on August 3, 2015. In December 2015, we exercised our increase option in our credit agreement to obtain additional revolving commitments of $219 million, bringing our total revolving credit facility to $2.774 billion. At March 31, 2016, we had $1,052.0 million in outstanding borrowings under such credit agreement. In connection with the closing of our acquisition of Atmel on April 4, 2016, we increased our borrowings under our credit agreement by approximately $0.94 billion to finance a portion of the purchase price of such acquisition. Our maintenance of substantial levels of debt could adversely affect our ability to take advantage of corporate opportunities and could adversely affect our financial condition and results of operations. We may need or desire to refinance all or a portion of our loans under our credit agreement, our debentures or any other future indebtedness and there can be no assurance that we will be able to refinance any of our indebtedness on commercially reasonable terms, if at all.

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

Historically, average selling prices in the semiconductor industry decrease over the life of any particular product. The overall average selling prices of our microcontroller and proprietary analog, interface, mixed signal and timing products have remained relatively constant, while average selling prices of our memory and non-proprietary analog, interface, mixed signal and timing products have declined over time.

We have experienced, and expect to continue to experience, modest pricing declines in certain of our more mature proprietary product lines, primarily due to competitive conditions. We have been able to moderate average selling price declines in many of our proprietary product lines by continuing to introduce new products with more features and higher prices. However, there can be no assurance that we will be able to do so in the future. We have experienced in the past, and expect to continue to experience in the future, varying degrees of competitive pricing pressures in our memory and non-proprietary analog, interface, mixed signal and timing products. We may be unable to maintain average selling prices for our products as a result of increased pricing pressure in the future, which could adversely impact our operating results.

We are dependent on wafer foundries and other contractors to perform key manufacturing functions for us, and our licensees of our SuperFlash and other technologies also rely on foundries and other contractors.

We rely on outside wafer foundries for a significant portion of our wafer fabrication needs. Specifically, during each of fiscal 2016 and fiscal 2015, approximately 39% of our net sales came from products that were produced at outside wafer foundries. We also use several contractors located in Asia for a portion of the assembly and testing of our products. Our reliance on third party contractors and foundries increased as a result of our acquisitions of SMSC in August 2012, Supertex in April 2014 and ISSC in July 2014. The disruption or termination of any of our contractors could harm our business and operating results.

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

Sales through distributors accounted for approximately 53% of our net sales in fiscal 2016 and approximately 51% of our net sales in fiscal 2015. We do not have long-term agreements with our distributors, and we and our distributors may each terminate our relationship with little or no advance notice.

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

Our technology licensing business is based on our SuperFlash and other technologies. The success of our licensing business depends on the continued market acceptance of these technologies and on our ability to further develop and enhance such technologies and to introduce new technologies in the future. To be successful, any such technology must be able to be repeatably implemented by licensees, provide satisfactory yield rates, address licensee and customer requirements, and perform competitively. The success of our technology licensing business depends on various other factors, including, but not limited to:

•	proper identification of licensee requirements;

•	timely development and introduction of new or enhanced technology;

•	our ability to protect and enforce our intellectual property rights for our licensed technology;

•	our ability to limit our liability and indemnification obligations to licensees;

•	availability of sufficient development and support services to assist licensees in their design and manufacture of products integrating our technology;

•	availability of foundry licensees with sufficient capacity to support OEM production; and

•	market acceptance of our customers' end products.

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

We are currently, and in the future may be, involved in legal proceedings or claims regarding patent infringement, other intellectual property rights, product failures, contracts and other matters. As is typical in the semiconductor industry, we receive notifications from third parties from time to time who believe that we owe them indemnification or other obligations related to claims made against us, our direct or indirect customers or our licensees. These legal proceedings and claims, even if meritless, could result in substantial costs to us and divert our resources. If we are not able to resolve a claim, settle a matter, obtain necessary licenses on commercially reasonable terms, reengineer our products or processes to avoid infringement, provide a cost-effective remedy, or successfully prosecute or defend our position, we could incur uninsured liability in any of them, be required to take an appropriate charge to operations, be enjoined from selling a material portion of our products or using certain processes, suffer a reduction or elimination in the value of our inventories, and our business, financial condition or results of operations could be harmed.

It is also possible that from time to time we may be subject to claims related to the manufacture, performance or use of our products. These claims may be due to injuries, economic damage or environmental exposures related to manufacturing, a product's nonconformance to our specifications or specifications agreed upon with the customer, changes in our manufacturing processes, or unexpected customer system issues due to the integration of our products or insufficient design or testing by our customers. We could incur significant expenses related to such matters, including, but not limited to:

•	costs related to writing off the value of our inventory of nonconforming products;

•	recalling nonconforming products;

•	providing support services, product replacements, or modifications to products and the defense of such claims;

•	diversion of resources from other projects;

•	lost revenue or a delay in the recognition of revenue due to cancellation of orders or unpaid receivables;

•	customer imposed fines or penalties for failure to meet contractual requirements; and

•	a requirement to pay damages or penalties.

Because the systems into which our products are integrated have a higher cost of goods than the products we sell, the expenses and damages we are asked to pay may be significantly higher than the sales and profits we received from the products involved. While we specifically exclude consequential damages in our standard terms and conditions, certain of our contracts may not exclude such liabilities. Further, our ability to avoid such liabilities may be limited by applicable law. We do have liability insurance which covers certain damages arising out of product defects, but we do not expect that insurance will cover all claims or be of a sufficient amount to fully protect against such claims. Costs or payments we may make in connection with these customer claims may adversely affect the results of our operations.

Further, we sell to customers in industries such as automotive, aerospace, defense, safety, security, and medical, where failure of the systems in which our products are integrated could cause damage to property or persons. We may be subject to claims if our products, or the integration of our products, cause system failures. We will face increased exposure to claims if there are substantial increases in either the volume of our sales into these applications or the frequency of system failures integrating our products.

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

Sales to foreign customers account for a substantial portion of our net sales. During fiscal 2016, approximately 84% of our net sales were made to foreign customers, including 30% in China. During fiscal 2015, approximately 84% of our net sales were made to foreign customers, including 28% in China.

A strong position in the Chinese market is a key component of our global growth strategy. The market for integrated circuit products in China is highly competitive, and both international and domestic competitors are aggressively seeking to increase their market share. Increased competition or economic weakness in the China market may make it difficult for us to achieve our desired sales volumes in China. In particular, economic conditions in China remain uncertain and we are unable to predict whether such uncertainty will continue or worsen in future periods.

We deliver products to our European customers through our facilities in England. The UK’s EU referendum on June 23, 2016 (called "Brexit" in the press) is to determine whether the UK will leave the EU. If the UK does leave the EU, we may lose our ability to import and export products tax-free throughout Europe. As a result, it may increase the costs to Microchip for the import and sale of our products to our customers, which may result in a decrease in sales to certain of our customers. In order to avoid these costs, we may have to consider alternate methods for delivering product into Europe. In implementing these changes, we may experience a disruption in operations or product shipments.

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

We do not typically enter into long-term contracts with our customers and we cannot be certain about future order levels from our customers. When we do enter into customer contracts, the contract is generally cancelable at the convenience of the customer. Even though we had approximately 93,000 customers and our ten largest direct customers made up approximately 10% of our total revenue for fiscal 2016, cancellation of customer contracts could have an adverse impact on our revenue and profits.

We have entered into contracts with certain customers that differ from our standard terms of sale. Further, as a result of our acquisitions, we may inherit certain customer contracts that differ from our standard terms of sale. For several of the significant markets that we sell into, such as the automotive and personal computer markets, our current or potential customers may possess significant leverage over us in negotiating the terms and conditions of supply as a result of their market size and position. For example, under certain contracts we may commit to supply specific quantities of products on scheduled delivery dates, or agree to extend our obligations for certain liabilities such as warranties or indemnification for quality issues or claims of intellectual property infringement. If we are unable to supply the customer as required under the contract, the customer may incur additional production costs, lost revenues due to subsequent delays in their own manufacturing schedule, or quality-related issues. We may be liable for the customer's costs, expenses and damages associated with their claims and we may be obligated to defend the customer against claims of intellectual property infringement and pay the associated legal fees. While we try to minimize the number of contracts which contain such provisions, manage the risks underlying such liabilities, and set caps on our liability exposure, sometimes we are not able to do so. In order to win important designs, avoid losing business to competitors, maintain existing business, or be permitted to bid on new business, we have been, and may in the future be, forced to agree to uncapped liability for such items as intellectual property infringement, product failure, or confidentiality. Such provisions expose us to risk of liability far exceeding the purchase price of the products we sell under such contracts, the lifetime revenues we receive from such products, or various forms of potential consequential damages. These significant additional risks could result in a material adverse impact on our results of operations and financial condition.

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

We use forward currency exchange contracts in an attempt to reduce the adverse earnings impact from the effect of exchange rate fluctuations on our non-U.S. dollar net balance sheet exposures. Nevertheless, in periods when the U.S. dollar significantly fluctuates in relation to the non-U.S. currencies in which we transact business, the value of our non-U.S. dollar transactions can have an adverse effect on our results of operations and financial condition. In particular, in periods when a foreign currency significantly declines in value in relation to the U.S. dollar, customers transacting in that foreign currency may find it more difficult to fulfill their previously committed contractual obligations or to undertake new obligations to make payments or purchase products. In periods when the U.S. dollar is significantly declining in relation to the British pound, Euro and Thai baht, the operational costs in our European and Thailand subsidiaries are adversely affected. Over the past several months, the U.S. dollar has declined slightly against the Euro and other major currencies.  Although our business has not been materially adversely impacted by such change in the value of the U.S. dollar, there can be no assurance as to the future impact that the strength of the dollar will have on our business or results of operations.

Interruptions in our information technology systems, or improper handling of data, could adversely affect our business.

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

We have insurance contracts with independent insurance companies related to many different types of risk; however, we self-insure for some potentially significant risks and obligations. In these circumstances, we believe that it is more cost effective for us to self-insure certain risks than to pay the high premium costs. The risks and exposures that we self-insure include, but are not limited to certain property, product defects, employment risks, environmental matters, political risks, and intellectual property matters. Should there be a loss or adverse judgment or other decision in an area for which we are self-insured, then our financial condition, results of operations and liquidity may be adversely affected.

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

As required by the Dodd-Frank Wall Street Reform and Consumer Protection Act, in August 2012, the SEC released investigation, disclosure and reporting requirements regarding the use of "conflict" minerals mined from the Democratic Republic of Congo and adjoining countries and which are necessary to the functionality or production of products.  We filed a report on Form SD with the SEC regarding such matters on June 1, 2015. Other countries are considering similar regulations.  If we cannot certify that we are using conflict-free minerals, customers may demand that we change the sourcing of minerals and other materials used in the manufacture of our products, even if the costs for compliant minerals and materials significantly increases and availability is limited.  If we make changes to materials or suppliers, there will likely be costs associated with qualifying new suppliers and production capacity and quality could be negatively impacted.  Our relationships with customers and suppliers may be adversely affected if we are unable to certify that our products are "conflict-free." We have incurred, and expect in the future to incur, additional costs associated with complying with these new disclosure requirements, such as costs related to determining the source of any conflict minerals used in our products.  We may also encounter challenges to satisfy those customers who require that all of the components of our products be certified as conflict free in a materially different manner than advocated by the Conflict Free Smelter Initiative or the Dodd-Frank Wall Street Reform and Consumer Protection Act.  If we are not able to meet customer requirements, customers may choose to disqualify us as a supplier and we may have to write off inventory in the event that it cannot be sold.

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

We are subject to examination of our income tax returns by the IRS and other tax authorities for fiscal 2011 and later. We are currently under IRS audit for fiscal 2011 and fiscal 2012.  We are subject to certain income tax examinations in foreign jurisdictions for fiscal 2008 and later. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. There can be no assurance that the outcomes from these continuing examinations will not have an adverse effect on our future operating results.

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

The market price of our common stock has fluctuated significantly in the past and is likely to fluctuate in the future. The future trading price of our common stock could be subject to wide fluctuations in response to a variety of factors, many of which are beyond our control, including, but not limited to:

•	quarterly variations in our operating results or the operating results of other technology companies;

•	general conditions in the semiconductor industry;

•	global economic and financial conditions;

•	changes in our financial guidance or our failure to meet such guidance;

•	changes in analysts' estimates of our financial performance or buy/sell recommendations;

•	any acquisitions we pursue or complete (including our recent acquisition of Atmel); and

•	actual or anticipated announcements of technical innovations or new products by us or our competitors.

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

As a result of our acquisition activity, our goodwill and intangible assets have increased significantly in recent years and we may in the future incur impairments to goodwill or long-lived assets.

When we acquire a business, a substantial portion of the purchase price of the acquisition is allocated to goodwill and other identifiable intangible assets. The amount of the purchase price which is allocated to goodwill and other intangible assets is determined by the excess of the purchase price over the net identifiable assets acquired. As of March 31, 2016, we had goodwill of $1,012.7 million and net intangible assets of $606.3 million. We review our long-lived assets, including goodwill and other intangible assets, for impairment annually in the fourth fiscal quarter or whenever events or changes in circumstances indicate that the carrying amount of those assets may not be recoverable.  Factors that may be considered in assessing whether goodwill or intangible assets may not be recoverable include a decline in our stock price or market capitalization, reduced estimates of future cash flows and slower growth rates in our industry.  Our valuation methodology for assessing impairment requires management to make judgments and assumptions based on historical experience and to rely heavily on projections of future operating performance.  Because we operate in highly competitive environments, projections of our future operating results and cash flows may vary significantly from our actual results.  No goodwill or material long-lived asset impairment charges were recorded in fiscal 2016 or fiscal 2015.  However, if in future periods, we determine that our long-lived assets, including goodwill or intangible assets, are impaired, we will be required to write down these assets which would have a negative effect on our consolidated financial statements.

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

We prepare our financial statements in conformity with accounting principles generally accepted in the U.S. These accounting principles are subject to interpretation or changes by the FASB and the SEC. New accounting pronouncements and varying interpretations of accounting standards and practices have occurred in the past and are expected to occur in the future. New accounting pronouncements or a change in the interpretation of existing accounting standards or practices may have a significant effect on our reported financial results and may even affect our reporting of transactions completed before the change is announced or effective. In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09 - Revenue from Contracts with Customers (Topic 606), which will supersede nearly all existing revenue guidance under US GAAP. The standard's core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. We are currently evaluating the impact that the adoption of the standard may have on our consolidated financial statements and have not elected a transition method. Refer to Note 1 to our consolidated financial statements for additional information on the new guidance and its potential impact on us.

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

Item 1B.    UNRESOLVED STAFF COMMENTS

None.

Item 2.    PROPERTIES

At March 31, 2016, we owned the facilities described below:

Location	Approximate Total Sq. Ft.	Uses
Chandler, Arizona	415,000	Executive and Administrative Offices; Wafer Probe; R&D Center; Sales and Marketing; and Computer and Service Functions
Tempe, Arizona	457,000	Wafer Fabrication (Fab 2); R&D Center; Administrative Offices; and Warehousing
Gresham, Oregon	826,500	Wafer Fabrication (Fab 4); R&D Center; Administrative Offices; and Warehousing
San Jose, California	186,000	Wafer Fabrication; Wafer Probe; Test; R&D Center; Administrative Offices; and Warehousing
Chacherngsao, Thailand	489,000	Assembly and Test; Wafer Probe; Sample Center; Warehousing; and Administrative Offices
Chacherngsao, Thailand	215,000	Assembly and Test
Bangalore, India	281,000	Research and Development; Sales and Marketing Support, and Administrative Offices

In addition to the facilities we own, we lease several research and development facilities and sales offices in North America, Europe and Asia.  Our aggregate monthly rental payment for our leased facilities is approximately $1.6 million.

We currently believe that our existing facilities are suitable and will be adequate to meet our requirements for at least the next 12 months.

See page 39 for a discussion of the capacity utilization of our manufacturing facilities.

Item 3.    LEGAL PROCEEDINGS

In the ordinary course of our business, we are involved in a limited number of legal actions, both as plaintiff and defendant. Consequently, we could incur uninsured liability in any of those actions. We also periodically receive notifications from various third parties alleging infringement of patents or other intellectual property rights. With respect to pending legal actions to which we are a party, although the outcomes of these actions are generally not determinable, we believe that the ultimate resolution of these matters will not harm our business and will not have a material adverse effect on our financial position, cash flows or results of operations.  However, if an unfavorable ruling were to occur in any of the legal proceedings described below or in other legal proceedings that were not deemed material to us as of the date hereof, then such legal proceedings could have a material adverse effect on our financial position, cash flows or results of operations. Litigation relating to the semiconductor industry is not uncommon, and we are, from time to time, subject to such litigation.  As a result, no assurances can be given with respect to the extent or outcome of any such litigation in the future.
As a result of our acquisition of Atmel, which closed April 4, 2016, we became involved with the following lawsuits.
In re: Continental Airbag Products Liability Litigation. On May 11, 2016, an Amended and Consolidated Class Action Complaint ("Complaint") was filed in the United States District Court for the Southern District of Florida (Miami Division) against Atmel, Continental Automotive Systems, Inc., Honda Motor Co., Ltd. and an affiliate, and Daimler AG and an affiliate.

The Complaint which includes claims arising under federal law and Florida, California, New Jersey, Michigan and Louisiana state law-alleges that class members unknowingly purchased or leased vehicles containing defective airbag control units (allegedly incorporating defective application specific integrated circuits manufactured by Atmel between 2006 and 2010), and thereby suffered financial harm, including a loss in the value of their purchased or leased vehicles. The plaintiffs are seeking unspecified compensatory and exemplary damages, statutory penalties, pre- and post-judgment interest, attorneys' fees, and injunctive and other relief. Atmel intends to contest plaintiffs' claims vigorously.
Southern District of New York Action by LFoundry Rousset ("LFR") and LFR Employees. On March 4, 2014, LFR and Jean-Yves Guerrini, individually and on behalf of a putative class of LFR employees, filed an action in the United States District Court for the Southern District of New York (the "District Court") against Atmel, its French subsidiary, Atmel Rousset S.A.S. ("Atmel Rousset"), and LFoundry GmbH ("LF"), LFR's German parent. The case purports to relate to Atmel Rousset's June 2010 sale of its wafer manufacturing facility in Rousset, France to LF, and LFR's subsequent insolvency, and later liquidation, more than three years later. The District Court dismissed the case on August 21, 2015, and plaintiffs are appealing the dismissal.
Individual Labor Actions by former LFR Employees. In the wake of LFR's insolvency and liquidation, over 500 former employees of LFR have filed individual labor actions against Atmel Rousset in a French labor court. Atmel Rousset believes that each of these actions is entirely devoid of merit, and, further, that any assertion by any of the Claimants of a co-employment relationship with Atmel Rousset is based substantially on the same specious arguments that the Paris Commercial Court summarily rejected in 2014 in related proceedings. Atmel Rousset therefore intends to defend vigorously against each of these claims.

Item 4.    MINE SAFETY DISCLOSURES

Not applicable.
PART II

Item 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NASDAQ Global Market under the symbol "MCHP." The following table sets forth the quarterly high and low closing prices of our common stock as reported by NASDAQ for our last two fiscal years.

Fiscal 2016	High	Low	Fiscal 2015	High	Low
First Quarter	$50.41	$46.66	First Quarter	$49.48	$45.85
Second Quarter	$46.64	$39.57	Second Quarter	$49.83	$45.02
Third Quarter	$49.11	$42.19	Third Quarter	$46.59	$37.73
Fourth Quarter	$49.11	$39.65	Fourth Quarter	$52.41	$43.02

Stock Price Performance Graph

The following graph and table show a comparison of the five-year cumulative total stockholder return, calculated on a dividend reinvestment basis, for Microchip Technology Incorporated, the Standard & Poor's (S&P) 500 Stock Index, and the Philadelphia Semiconductor Index.

	Cumulative Total Return
	March 2011	March 2012	March 2013	March 2014	March 2015	March 2016
Microchip Technology Incorporated	100.00	101.77	104.93	141.11	148.94	151.51
S&P 500 Stock Index	100.00	108.54	123.69	150.73	169.92	172.95
Philadelphia Semiconductor Index	100.00	116.57	118.80	155.20	181.98	176.90

Data acquired by Research Data Group, Inc. (www.researchdatagroup.com)

On May 16, 2016, there were approximately 455 holders of record of our common stock.  This figure does not reflect beneficial ownership of shares held in nominee names.

We have been declaring and paying quarterly cash dividends on our common stock since the third quarter of fiscal 2003.  Our total cash dividends paid were $291.1 million, $286.5 million and $281.2 million in fiscal 2016, fiscal 2015 and fiscal 2014, respectively.  The following table sets forth our quarterly cash dividends per common share and the total amount of the dividend payment for each quarter in fiscal 2016 and fiscal 2015 (amounts in thousands, except per share amounts):

Fiscal 2016	Dividends per Common Share	Aggregate Amount of Dividend Payment	Fiscal 2015	Dividends per Common Share	Aggregate Amount of Dividend Payment
First Quarter	$0.3575	$72,331	First Quarter	$0.3555	$71,202
Second Quarter	0.3580	72,686	Second Quarter	0.3560	71,442
Third Quarter	0.3585	72,923	Third Quarter	0.3565	71,787
Fourth Quarter	0.3590	73,147	Fourth Quarter	0.3570	72,047

On May 4, 2016, we declared a quarterly cash dividend of $0.3595 per share, which will be paid on June 6, 2016 to stockholders of record on May 23, 2016 and the total amount of such dividend is expected to be approximately $77 million. Our Board of Directors is free to change our dividend practices at any time and to increase or decrease the dividend paid, or not to pay a dividend, on our common stock on the basis of our results of operations, financial condition, cash requirements and future prospects, and other factors deemed relevant by our Board of Directors.  Our current intent is to provide for ongoing quarterly cash dividends depending upon market conditions and our results of operations.

Refer to "Item 12 - Security Ownership Of Certain Beneficial Owners And Management And Related Stockholder Matters," at page 50 below, for the information required by Item 201(d) of Regulation S-K with respect to securities authorized for issuance under our equity compensation plans at March 31, 2016.

Issuer Purchases of Equity Securities

In May 2015, our Board of Directors authorized the repurchase of up to 20.0 million shares of our common stock in the open market or in privately negotiated transactions.  As of March 31, 2016, we had repurchased 8.6 million shares under this authorization for approximately $363.8 million.  In January 2016, our Board of Directors authorized an increase in the existing share repurchase program to 15.0 million shares of common stock from the approximately 11.4 million shares remaining under the current authorization.  There is no expiration date associated with this repurchase program.  We did not repurchase any shares of our common stock in our fourth fiscal quarter ended March 31, 2016.

Item 6.    SELECTED FINANCIAL DATA

You should read the following selected consolidated financial data for the five-year period ended March 31, 2016 in conjunction with our consolidated financial statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Items 7 and 8 of this Form 10-K.  Our consolidated statements of income data for each of the years in the three-year period ended March 31, 2016, and the balance sheet data as of March 31, 2016 and 2015, are derived from our audited consolidated financial statements, included in Item 8 of this Form 10-K.  The statement of income data for the years ended March 31, 2013 and 2012 and balance sheet data as of March 31, 2014, 2013 and 2012 have been derived from our audited consolidated financial statements not included herein (in the tables below all amounts are in thousands, except per share data).

Statement of Income Data:

	Year ended March 31,
	2016 (1)	2015 (1)	2014	2013	2012
Net sales	$2,173,334	$2,147,036	$1,931,217	$1,581,623	$1,383,176
Cost of sales	967,870	917,472	802,474	743,164	583,882
Research and development	372,596	349,543	305,043	254,723	182,650
Selling, general and administrative	301,670	274,815	267,278	261,471	208,328
Amortization of acquired intangible assets	174,896	176,746	94,534	111,537	10,963
Special charges, net (2)	3,957	2,840	3,024	32,175	837
Operating income	352,345	425,620	458,864	178,553	396,516
Losses on equity method investments	(345)	(317)	(177)	(617)	(195)
Interest income	24,447	19,527	16,485	15,560	17,992
Interest expense	(104,018)	(62,034)	(48,716)	(40,915)	(34,266)
Loss on retirement of convertible debentures (3)	—	(50,631)	—	—	—
Other income (expense), net	8,864	13,742	5,898	(404)	(352)
Income from continuing operations before income taxes	281,293	345,907	432,354	152,177	379,695
Income tax (benefit) provision	(42,632)	(19,418)	37,073	24,788	42,990
Net income from continuing operations	323,925	365,325	395,281	127,389	336,705
Less: Net loss attributable to noncontrolling interests	207	3,684	—	—	—
Net income from continuing operations attributable to Microchip Technology	$324,132	$369,009	$395,281	$127,389	$336,705
Basic net income per common share from continuing operations attributable to Microchip Technology stockholders	$1.59	$1.84	$1.99	$0.65	$1.76
Diluted net income per common share from continuing operations attributable to Microchip Technology stockholders	$1.49	$1.65	$1.82	$0.62	$1.65
Dividends declared per common share	$1.433	$1.425	$1.417	$1.406	$1.390
Basic common shares outstanding	203,384	200,937	198,291	194,595	191,283
Diluted common shares outstanding	217,388	223,561	217,630	205,776	203,519

(1)	Refer to Note 2 to our consolidated financial statements for an explanation of our material business combinations during fiscal 2016 and fiscal 2015.

(2) The following table presents a summary of special charges, net for the five-year period ended March 31, 2016:

	March 31,
	2016	2015	2014	2013	2012
Acquisition related expenses	$11,163	$2,840	$1,654	$16,259	$340
Legal settlement	(7,206)	—	—	11,516	—
Adjustment to contingent consideration	—	—	1,370	4,400	(1,000)
Patent licenses	—	—	—	—	1,497
Totals	$3,957	$2,840	$3,024	$32,175	$837

Discussions of the special charges for fiscal 2016, fiscal 2015 and fiscal 2014 are contained in Note 3 to our consolidated financial statements.

During fiscal 2013, we incurred special charges of $32.2 million comprised of a $4.4 million net increase in the fair value of contingent consideration related to one of our acquisitions, $16.3 million of primarily severance-related costs in addition to office closing and other costs associated with the acquisition of SMSC and legal settlement costs of approximately $11.5 million for certain legal matters related to an entity which we acquired in April 2010 in excess of previously accrued amounts.

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

Balance Sheet Data:

	March 31,
	2016	2015	2014	2013	2012
Working capital	$2,714,704	$2,310,645	$1,633,320	$1,894,759	$1,767,988
Total assets	5,567,515	4,780,713	4,067,630	3,851,405	3,083,776
Long-term obligations, less current portion	2,483,037	1,826,858	1,003,258	983,385	355,050
Microchip Technology Stockholders' equity	2,150,919	2,044,654	2,135,461	1,933,470	1,990,673

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

•
Our expectation that our inventory levels in the June 2016 quarter will increase from 1 to 9 days from the March 2016 levels, not including the impact from inventory acquired from our Atmel acquisition, and that it will allow us to maintain competitive lead times and provide strong delivery performance to our customers;

•	The effect that distributor and customer inventory holding patterns will have on us;

•	Our belief that customers recognize our products and brand name and use distributors as an effective supply channel;

•	Our belief that deferred cost of sales are recorded at their approximate carrying value and will have low risk of material impairment;

•	Our belief that our direct sales personnel combined with our distributors provide an effective means of reaching our customer base;

•	Our ability to increase the proprietary portion of our analog, interface, mixed signal and timing product lines and the effect of such an increase;

•	Our belief that our processes afford us both cost-effective designs in existing and derivative products and greater functionality in new product designs;

•	The impact of any supply disruption we may experience;

•	Our ability to effectively utilize our facilities at appropriate capacity levels and anticipated costs;

•	That we adjust capacity utilization to respond to actual and anticipated business and industry-related conditions;

•	That our existing facilities will provide sufficient capacity to respond to increases in demand with modest incremental capital expenditures;

•	That manufacturing costs will be reduced by transition to advanced process technologies;

•	Our ability to maintain manufacturing yields;

•	Continuing our investments in new and enhanced products;

•	The cost effectiveness of using our own assembly and test operations;

•	Our anticipated level of capital expenditures;

•	Continuation and amount of quarterly cash dividends;

•
The sufficiency of our existing sources of liquidity to finance anticipated capital expenditures and otherwise meet our anticipated cash requirements, and the effects that our contractual obligations are expected to have on them;

•	The impact of seasonality on our business;

•	The accuracy of our estimates used in valuing employee equity awards;

•	That the resolution of legal actions will not have a material effect on our business, and the accuracy of our assessment of the probability of loss and range of potential loss;

•	The recoverability of our deferred tax assets;

•	The adequacy of our tax reserves to offset any potential tax liabilities, having the appropriate support for our income tax positions and the accuracy of our estimated tax rate;

•	Our belief that our determinations with respect to the tax consequences of the Atmel acquisition are reasonable;

•
That if the UK leaves the EU, we may lose our ability to import and export products tax-free throughout Europe which may increase the costs to us for the import and sale of our products to our customers, result in a decrease in sales to certain of our customers or disrupt our operations and product shipments;

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

We begin our Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) with a summary of our overall business strategy to give the reader an overview of the goals of our business and the overall direction of our business and products.  This is followed by a discussion of the Critical Accounting Policies and Estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results.  In the next section, beginning at page 36, we discuss our Results of Operations for fiscal 2016 compared to fiscal 2015, and for fiscal 2015 compared to fiscal 2014.  We then provide an analysis of changes in our balance sheet and cash flows, and discuss our financial commitments in the sections titled "Liquidity and Capital Resources," "Contractual Obligations" and "Off-Balance Sheet Arrangements."

Strategy

Our goal is to be a worldwide leader in providing specialized semiconductor products for a wide variety of embedded control applications.  Our strategic focus is on embedded control solutions, including general purpose and specialized microcontrollers, development tools and related software, analog, interface, mixed signal and timing products, wired and wireless connectivity products, memory products and technology licensing.  We provide highly cost-effective embedded control solutions that also offer the advantages of small size, high performance, extreme low power usage, wide voltage range operation, mixed signal integration and ease of development, thus enabling timely and cost-effective integration of our solutions by our customers in their end products.  We license our SuperFlash technology and other technologies to wafer foundries, integrated device manufacturers and design partners throughout the world for use in the manufacture of advanced microcontroller products, gate array, RF and analog products that require embedded non-volatile memory.

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

We market and sell our products worldwide primarily through a network of direct sales personnel and distributors.  Our distributors focus primarily on servicing the product and technical support requirements of a broad base of diverse customers.  We believe that our direct sales personnel combined with our distributors provide an effective means of reaching this broad and diverse customer base.  Our direct sales force focuses primarily on major strategic accounts in three geographical markets: the Americas, Europe and Asia.  We currently maintain sales and support centers in major metropolitan areas in North America, Europe and Asia.  We believe that a strong technical service presence is essential to the continued development of the embedded control market.  Many of our client engagement manager (CEMs), embedded system engineer (ESEs), and sales management personnel have technical degrees and have been previously employed in an engineering environment.  We believe that the technical knowledge of our sales force is a key competitive advantage in the sale of our products.  The primary mission of our ESE team is to provide technical assistance to strategic accounts and to conduct periodic training sessions for CEMs and distributor sales teams.  ESEs also frequently conduct technical seminars for our customers in major cities around the world, and work closely with our distributors to provide technical assistance and end-user support.

See "Our operating results are impacted by both seasonality and the wide fluctuation of supply and demand in the semiconductor industry," on page 15 for discussion of the impact of seasonality on our business.

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

We sell the majority of the items in our product catalog to our distributors worldwide at a uniform list price.  However, distributors resell our products to end customers at a very broad range of individually negotiated price points.  The majority of our distributors' resales require a reduction from the original list price paid.  Often, under these circumstances, we remit back to the distributor a portion of their original purchase price after the resale transaction is completed in the form of a credit against the distributors' outstanding accounts receivable balance.  The credits are on a per unit basis and are not given to the distributor until they provide information to us regarding the sale to their end customer.  The price reductions vary significantly based on the customer, product, quantity ordered, geographic location and other factors and discounts to a price less than our cost have historically been rare.  The effect of granting these credits establishes the net selling price to our distributors for the product and results in the net revenue recognized by us when the product is sold by the distributors to their end customers.  Thus, a portion of the "deferred income on shipments to distributors" balance represents the amount of distributors' original purchase price that will be credited back to the distributor in the future.  The wide range and variability of negotiated price concessions granted to distributors does not allow us to accurately estimate the portion of the balance in the deferred income on shipments to distributors account that will be credited back to the distributors.  Therefore, we do not reduce deferred income on shipments to distributors or accounts receivable by anticipated future concessions; rather, price concessions are typically recorded against deferred income on shipments to distributors and accounts receivable when incurred, which is generally at the time the distributor sells the product.  At March 31, 2016, we had approximately $267.2 million of deferred revenue and $83.8 million in deferred cost of sales recognized as $183.4 million of deferred income on shipments to distributors.  At March 31, 2015, we had approximately $260.9 million of deferred revenue and $94.8 million in deferred cost of sales recognized as $166.1 million of deferred income on shipments to distributors.  The deferred income on shipments to distributors that will ultimately be recognized in our income statement will be lower than the amount reflected on the balance sheet due to additional price credits to be granted to the distributors when the product is sold to their customers.  These additional price credits historically have resulted in the deferred income approximating the overall gross margins that we recognize in the distribution channel of our business.

Distributor advances, reflected as a reduction of deferred income on shipments to distributors on our consolidated balance sheets, totaled $102.9 million at March 31, 2016 and $116.0 million at March 31, 2015.  On sales to distributors, our payment terms generally require the distributor to settle amounts owed to us for an amount in excess of their ultimate cost.  The sales price to our distributors may be higher than the amount that the distributors will ultimately owe us because distributors often negotiate price reductions after purchasing products from us and such reductions are often significant.  It is our practice to apply these negotiated price discounts to future purchases, requiring the distributor to settle receivable balances, on a current basis, generally within 30 days, for amounts originally invoiced.  This practice has an adverse impact on the working capital of our distributors.  As such, we have entered into agreements with certain distributors whereby we advance cash to the distributors to reduce the distributor's working capital requirements.  These advances are reconciled at least on a quarterly basis and are estimated based on the amount of ending inventory as reported by the distributor multiplied by a negotiated percentage.  Such advances have no impact on our revenue recognition or our consolidated statements of income.  We process discounts taken by distributors against our deferred income on shipments to distributors' balance and true-up the advanced amounts generally after the end of each completed fiscal quarter.  The terms of these advances are set forth in binding legal agreements and are unsecured, bear no interest on unsettled balances and are due upon demand.  The agreements governing these advances can be canceled by us at any time.

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

Business Combinations

All of our business combinations are accounted for at fair value under the acquisition method of accounting.  Under the acquisition method of accounting, (i) acquisition-related costs, except for those costs incurred to issue debt or equity securities, will be expensed in the period incurred; (ii) non-controlling interests will be valued at fair value at the acquisition date; (iii) in-process research and development will be recorded at fair value as an intangible asset at the acquisition date and amortized once the technology reaches technological feasibility; (iv) restructuring costs associated with a business combination will be expensed subsequent to the acquisition date; and (v) changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date will be recognized through income tax expense or directly in contributed capital.  The measurement of the fair value of assets acquired and liabilities assumed requires significant judgment.  The valuation of intangible assets and acquired investments, in particular, requires that we use valuation techniques such as the income approach.  The income approach includes the use of a discounted cash flow model, which includes discounted cash flow scenarios and requires the following significant estimates:  revenue, expenses, capital spending and other costs, and discount rates based on the respective risks of the cash flows.  The valuation of non-marketable equity investments acquired also takes into account variables such as conditions reflected in the capital markets, recent financing activity by the investees, the investees' capital structure and the terms of the investees' issued interests. Under the acquisition method of accounting, the aggregate amount of consideration we pay for a company is allocated to net tangible assets and intangible assets based on their estimated fair values as of the acquisition date.  The excess of the purchase price over the value of the net tangible assets and intangible assets is recorded to goodwill. On an annual basis, we test goodwill for impairment and through March 31, 2016, we have never recorded an impairment charge against our goodwill balance.

Share-based Compensation

We measure at fair value and recognize compensation expense for all share-based payment awards, including grants of employee stock options, restricted stock units (RSUs) and employee stock purchase rights, to be recognized in our financial statements based on their respective grant date fair values.  Total share-based compensation in fiscal 2016 was $71.4 million, of which $63.1 million was reflected in operating expenses.  Total share-based compensation included in cost of sales in fiscal 2016 was $8.3 million.  Total share-based compensation included in our inventory balance was $6.2 million at March 31, 2016.

Determining the appropriate fair-value model and calculating the fair value of share-based awards at the date of grant requires judgment.  The fair value of our RSUs is based on the fair market value of our common stock on the date of grant discounted for expected future dividends.  We use the Black-Scholes option pricing model to estimate the fair value of employee stock options and rights to purchase shares under our employee stock purchase plans.  Option pricing models, including the Black-Scholes model, require the use of input assumptions, including expected volatility, expected life, expected dividend rate, and expected risk-free rate of return.  We use a blend of historical and implied volatility based on options freely traded in the open market as we believe this is most reflective of market conditions and a better indicator of expected volatility than using purely historical volatility.  The expected life of the awards is based on historical and other economic data trended into the future.  The risk-free interest rate assumption is based on observed interest rates appropriate for the terms of our awards.  The dividend yield assumption is based on our history and expectation of future dividend payouts.  We estimate the number of share-based awards that will be forfeited due to employee turnover.  Quarterly changes in the estimated forfeiture rate can have a significant effect on reported share-based compensation, as the impact on prior period amortization for all unvested awards is recognized in the period the forfeiture estimate is changed.  If the actual forfeiture rate is higher or lower than the estimated forfeiture rate, then an adjustment is made to increase or decrease the estimated forfeiture rate, which will result in a decrease or increase to the expense recognized in our financial statements.  If forfeiture adjustments are made, they would affect our gross margin, research and development expenses, and selling, general, and administrative expenses.  The effect of forfeiture adjustments in fiscal 2016 was immaterial.

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

In periods where our production levels are substantially below our normal operating capacity, the reduced production levels of our manufacturing facilities are charged directly to cost of sales. As a result of production below normal operating levels in our wafer fabrication facilities, approximately $1.9 million, $0.8 million and $19.0 million was charged directly to cost of sales in fiscal 2016, fiscal 2015 and fiscal 2014, respectively.

Income Taxes

As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate.  This process involves estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes.  These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheets.  We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income within the relevant jurisdiction and to the extent we believe that recovery is not likely, we must establish a valuation allowance.  We have provided valuation allowances for certain of our deferred tax assets, including state net operating loss carryforwards, foreign tax credits and state tax credits, where it is more likely than not that some portion, or all of such assets, will not be realized. At March 31, 2016, the valuation allowances totaled $161.8 million. Should we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.  At March 31, 2016, our deferred tax asset, net of valuation allowances, was $122.2 million.

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

Senior and Junior Subordinated Convertible Debentures

We separately account for the liability and equity components of our senior and junior subordinated convertible debentures in a manner that reflects our nonconvertible debt (unsecured debt) borrowing rate when interest cost is recognized.  This results in a bifurcation of a component of the debt, classification of that component in equity and the accretion of the resulting discount on the debt to be recognized as part of interest expense in our consolidated statements of income.  Lastly, we include the dilutive effect of the shares of our common stock issuable upon conversion of the outstanding senior and junior subordinated convertible debentures in our diluted income per share calculation regardless of whether the market price triggers or other contingent conversion features have been met.  We apply the treasury stock method as we have the intent and have adopted an accounting policy to settle the principal amount of the senior and junior subordinated convertible debentures in cash.  This method results in incremental dilutive shares when the average fair value of our common stock for a reporting period exceeds the conversion prices per share, which were $66.05 and $24.31 for the senior and junior subordinated convertible debentures, respectively, at March 31, 2016 and adjusts as dividends are recorded in the future.

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

Results of Operations

The following table sets forth certain operational data as a percentage of net sales for the years indicated:

	Year Ended March 31,
	2016	2015	2014
Net sales	100.0%	100.0%	100.0%
Cost of sales	44.5	42.7	41.6
Gross profit	55.5	57.3	58.4
Research and development	17.1	16.3	15.8
Selling, general and administrative	13.9	12.8	13.8
Amortization of acquired intangible assets	8.1	8.3	4.9
Special charges	0.2	0.1	0.1
Operating income	16.2%	19.8%	23.8%

Net Sales

We operate in two industry segments and engage primarily in the design, development, manufacture and sale of semiconductor products as well as the licensing of our SuperFlash and other technologies.  We sell our products to distributors and OEMs in a broad range of markets, perform ongoing credit evaluations of our customers and generally require no collateral.  In certain circumstances, a customer's financial condition may require collateral, and, in such cases, the collateral would be typically provided by letters of credit.

Our net sales of $2,173.3 million in fiscal 2016 increased by $26.3 million, or 1.2%, over fiscal 2015, and our net sales of $2,147.0 million in fiscal 2015 increased by $215.8 million, or 11.2%, from fiscal 2014.  The increase in net sales in fiscal 2016 over fiscal 2015 was due primarily to our acquisition of Micrel, offset in part by weaker general economic and semiconductor industry conditions. The increase in net sales in fiscal 2015 over fiscal 2014 was due primarily to our acquisitions of ISSC and Supertex, market share gains and improved general economic and semiconductor industry conditions in the end markets we serve. Average selling prices for our semiconductor products were down approximately 3% in fiscal 2016 over fiscal 2015 and were up approximately 2% in fiscal 2015 over fiscal 2014. The number of units of our semiconductor products sold was up approximately 6% in fiscal 2016 over fiscal 2015 and up approximately 11% in fiscal 2015 over fiscal 2014. The average selling prices and the unit volumes of our sales are impacted by the mix of our products sold and overall semiconductor market conditions.  Key factors impacting the amount of net sales during the last three fiscal years include:

•	our acquisition of Micrel, which closed on August 3, 2015;

•	global economic conditions in the markets we serve;

•	semiconductor industry conditions;

•	our acquisition of ISSC on July 17, 2014;

•	our acquisition of Supertex on April 1, 2014;

•	our new product offerings that have increased our served available market;

•	customers' increasing needs for the flexibility offered by our programmable solutions;

•	inventory holding patterns of our customers;

•	increasing semiconductor content in our customers' products; and

•	continued market share gains in the segments of the markets we address.

Net sales by product line for fiscal 2016, 2015 and 2014 were as follows (dollars in thousands):

	Year Ended March 31,
	2016	%	2015	%	2014	%
Microcontrollers	$1,345,499	61.9	$1,393,607	64.9	$1,260,988	65.3
Analog, interface, mixed signal and timing products	595,455	27.4	501,048	23.3	428,088	22.2
Memory products	116,945	5.4	132,258	6.2	134,624	7.0
Technology licensing	89,124	4.1	89,593	4.2	94,578	4.9
Other	26,311	1.2	30,530	1.4	12,939	0.6
Total net sales	$2,173,334	100.0	$2,147,036	100.0	$1,931,217	100.0

Microcontrollers

Our microcontroller product line represents the largest component of our total net sales.  Microcontrollers and associated application development systems accounted for approximately 61.9% of our net sales in fiscal 2016, approximately 64.9% of our net sales in fiscal 2015 and approximately 65.3% of our net sales in fiscal 2014.

Net sales of our microcontroller products decreased approximately 3.5% in fiscal 2016 compared to fiscal 2015, and increased approximately 10.5% in fiscal 2015 compared to fiscal 2014.  The decrease in net sales in fiscal 2016 compared to fiscal 2015 resulted primarily from weaker general economic and semiconductor industry conditions in the end markets we serve including the consumer, automotive, industrial control, communications and computing markets. The increase in net sales in fiscal 2015 compared to fiscal 2014 resulted primarily from our acquisition of ISSC in the second quarter of fiscal 2015, market share gains and improved general economic and semiconductor industry conditions in the end markets we serve.

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

Analog, Interface, Mixed Signal and Timing Products

Sales of our analog, interface, mixed signal and timing products accounted for approximately 27.4% of our net sales in fiscal 2016, approximately 23.3% of our net sales in fiscal 2015 and approximately 22.2% of our net sales in fiscal 2014.

Net sales of our analog, interface, mixed signal and timing products increased approximately 18.8% in fiscal 2016 compared to fiscal 2015 and increased approximately 17.0% in fiscal 2015 compared to fiscal 2014.  The increase in net sales in fiscal 2016 compared to fiscal 2015 was driven primarily by our acquisition of Micrel in the second quarter of fiscal 2016 and market share gains achieved within the analog, interface, mixed signal and timing market. The increase in net sales in fiscal 2015 compared to fiscal 2014 was driven primarily by our acquisition of Supertex in the first quarter of fiscal 2015, improved general economic and semiconductor industry conditions and market share gains achieved within the analog, interface, mixed signal and timing market.

Analog, interface, mixed signal and timing products can be proprietary or non-proprietary in nature.  Currently, we consider more than a majority of our analog, interface, mixed signal and timing product mix to be proprietary in nature, where prices are relatively stable, similar to the pricing stability experienced in our microcontroller products.  The non-proprietary portion of our analog, interface, mixed signal and timing business will experience price fluctuations, driven primarily by the current supply and demand for those products.  We may be unable to maintain the average selling prices of our analog, interface, mixed signal and timing products as a result of increased pricing pressure in the future, which could adversely affect our operating results.  We anticipate the proprietary portion of our analog, interface, mixed signal and timing products will increase over time.

Memory Products

Sales of our memory products accounted for approximately 5.4% of our net sales in fiscal 2016, approximately 6.2% of our net sales in fiscal 2015 and approximately 7.0% of our net sales in fiscal 2014.

Net sales of our memory products decreased approximately 11.6% in fiscal 2016 compared to fiscal 2015, and decreased approximately 1.8% in fiscal 2015 compared to fiscal 2014.  The decreases in memory product net sales in fiscal 2016 compared to fiscal 2015 and in fiscal 2015 compared to fiscal 2014 were driven primarily by adverse customer demand conditions within the Serial EEPROM and Flash memory markets.

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

Technology Licensing

Technology licensing revenue includes a combination of royalties associated with licenses for the use of our SuperFlash and other technologies and fees for engineering services. Technology licensing accounted for approximately 4.1% of our net sales in fiscal 2016, approximately 4.2% of our net sales in fiscal 2015 and approximately 4.9% of our net sales in fiscal 2014.

Net sales related to our technology licensing decreased approximately 0.5% in fiscal 2016 compared to fiscal 2015 and decreased approximately 5.3% in fiscal 2015 compared to fiscal 2014. Revenue from technology licensing can fluctuate over time based on the production activities of our licensees as well as general economic and semiconductor industry conditions.

Other

 Revenue from wafer foundry and assembly and test subcontracting services accounted for approximately 1.2% of our net sales in fiscal 2016, approximately 1.4% of our net sales in fiscal 2015 and approximately 0.6% of our net sales in fiscal 2014.

Distribution

Distributors accounted for approximately 53% of our net sales in fiscal 2016, approximately 51% of our net sales in fiscal 2015 and approximately 53% of our net sales in fiscal 2014.

Our two largest distributors together accounted for approximately 12% of our net sales in each of fiscal 2016 and 2015, and approximately 14% of our net sales in fiscal 2014. No single distributor accounted for more than 10% of our net sales in fiscal 2016, 2015 or 2014.

Generally, we do not have long-term agreements with our distributors and we, or our distributors, may terminate our relationship with each other with little or no advanced notice.  The loss of, or the disruption in the operations of, one or more of our distributors could reduce our future net sales in a given quarter and could result in an increase in inventory returns.

At March 31, 2016, our distributors maintained 32 days of inventory of our products compared to 37 days at March 31, 2015 and 33 days at March 31, 2014.  Over the past five fiscal years, the days of inventory maintained by our distributors have fluctuated between approximately 27 days and 47 days.  We do not believe that inventory holding patterns at our distributors will materially impact our net sales, due to the fact that we recognize revenue based on sell-through for all of our distributors.

Net Sales by Geography

Net sales by geography for fiscal 2016, 2015 and 2014 were as follows (dollars in thousands):

	Year Ended March 31,
	2016	%	2015	%	2014	%
Americas	$417,579	19.2	$421,947	19.7	$365,609	18.9
Europe	474,629	21.8	452,165	21.0	411,531	21.3
Asia	1,281,126	59.0	1,272,924	59.3	1,154,077	59.8
Total net sales	$2,173,334	100.0	$2,147,036	100.0	$1,931,217	100.0

Our sales to foreign customers have been predominately in Asia and Europe, which we attribute to the manufacturing strength in those areas for automotive, communications, computing, consumer and industrial control products.  Americas sales include sales to customers in the U.S., Canada, Central America and South America.

Sales to foreign customers accounted for approximately 84% of our net sales in each of fiscal 2016, 2015 and 2014.  Substantially all of our foreign sales are U.S. dollar denominated.  Sales to customers in Asia have generally increased over time due to many of our customers transitioning their manufacturing operations to Asia and growth in demand from the emerging Asian market. Our sales force in the Americas and Europe supports a significant portion of the design activity for products which are ultimately shipped to Asia.

Sales to customers in China, including Hong Kong, accounted for approximately 30%, 28% and 29% of our net sales in fiscal 2016, 2015 and 2014, respectively.  Sales to customers in Taiwan accounted for approximately 12%, 14% and 13% of our net sales in fiscal 2016, 2015 and 2014, respectively.  We did not have sales into any other countries that exceeded 10% of our net sales during the last three fiscal years.

Gross Profit

Our gross profit was $1,205.5 million in fiscal 2016, $1,229.6 million in fiscal 2015 and $1,128.7 million in fiscal 2014.  Gross profit as a percentage of sales was 55.5% in fiscal 2016, 57.3% in fiscal 2015 and 58.4% in fiscal 2014.

The most significant factors affecting our gross profit percentage in the periods covered by this report were:

•
charges of approximately $44.9 million in fiscal 2016 and approximately $24.4 million in fiscal 2015 related to the recognition of acquired inventory at fair value as a result of our acquisitions which increased the value of our acquired inventory and subsequently increased our cost of sales and reduced our gross margins;

•	for each of fiscal 2016 and fiscal 2015, inventory write-downs being higher than the gross margin impact of sales of inventory that was previously written down; and

•	fluctuations in the product mix of microcontrollers, analog, interface, mixed signal and timing products, memory products and technology licensing.

Other factors that impacted our gross profit percentage in the periods covered by this report include:

•	continual cost reductions in wafer fabrication and assembly and test manufacturing, such as new manufacturing technologies and more efficient manufacturing techniques; and

•	lower depreciation as a percentage of cost of sales.

We adjust our wafer fabrication and assembly and test capacity utilization as required to respond to actual and anticipated business and industry-related conditions.  When production levels are below normal capacity, we charge cost of sales for the unabsorbed capacity. Our wafer fabrication facilities operated below normal capacity levels, which we typically consider to be 90% to 95% of the actual capacity of the installed equipment, during the third quarter of fiscal 2016, the first quarter of fiscal 2015 and all of fiscal 2014 in response to uncertain global economic conditions and our inventory position. As a result of production being below normal operating levels in our wafer fabs, approximately $1.9 million, $0.8 million and $19.0 million was charged to cost of sales in fiscal 2016, fiscal 2015 and fiscal 2014, respectively. Our wafer fabrication facilities operated at normal capacity levels during the fourth quarter of fiscal 2016. In the future, if production levels are below normal capacity, we will charge cost of sales for the unabsorbed capacity.  We operated at slightly below normal capacity levels in our Thailand assembly and test facilities during the third quarter of fiscal 2016. As a result, we charged cost of sales approximately

$1.0 million during fiscal 2016. During fiscal 2015 and fiscal 2014, we operated at normal levels of capacity at our Thailand assembly and test facilities, and we selectively increased our assembly and test capacity at such facilities during such time.

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

Our overall inventory levels were $306.8 million at March 31, 2016, compared to $279.5 million at March 31, 2015 and $262.7 million at March 31, 2014.  We maintained 110 days of inventory on our balance sheet at March 31, 2016 compared to 111 days of inventory at March 31, 2015 and 118 days at March 31, 2014.  We expect our inventory levels in the June 2016 quarter to increase from 1 to 9 days from the March 2016 levels, not including the impact from inventory acquired from our Atmel acquisition. We believe our existing level of inventory will allow us to maintain competitive lead times and provide strong delivery performance to our customers.

We anticipate that our gross margins will fluctuate over time, driven primarily by capacity utilization levels, the overall product mix of microcontroller, analog, interface, mixed signal and timing products, memory products and technology licensing revenue and the percentage of net sales of each of these products in a particular quarter, as well as manufacturing yields, fixed cost absorption, and competitive and economic conditions in the markets we serve.

During fiscal 2016, approximately 53% of our assembly requirements were performed in our Thailand facilities, compared to approximately 57% during fiscal 2015 and approximately 51% during fiscal 2014.  The percentage of our assembly work that is performed internally fluctuates over time based on supply and demand conditions in the semiconductor industry, our internal capacity capabilities and our acquisition activities.  Third-party contractors located in Asia perform the balance of our assembly operations.  During fiscal 2016, approximately 81% of our test requirements were performed in our Thailand facilities compared to approximately 88% during fiscal 2015 and approximately 86% during fiscal 2014. The primary reason for the percentage reduction in the assembly and test operations performed in our Thailand facilities in fiscal 2016 compared to the prior periods is our acquisition of Micrel, which outsourced these activities. Over time, we intend to migrate a portion of the outsourced assembly and test activities to our Thailand facilities. We believe that the assembly and test operations performed at our Thailand facilities provide us with significant cost savings compared to contractor assembly and test costs, as well as increased control over these portions of the manufacturing process.

We rely on outside wafer foundries for a significant portion of our wafer fabrication requirements. During each of fiscal 2016 and 2015, approximately 39% of our total net sales came from products that were produced at outside wafer foundries compared to approximately 38% during fiscal 2014.

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

Research and Development (R&D)

R&D expenses for fiscal 2016 were $372.6 million, or 17.1% of sales, compared to $349.5 million, or 16.3% of sales, for fiscal 2015 and $305.0 million, or 15.8% of sales, for fiscal 2014.  We are committed to investing in new and enhanced products, including development systems software, and in our design and manufacturing process technologies.  We believe these investments are significant factors in maintaining our competitive position.  R&D costs are expensed as incurred.  Assets purchased to support our ongoing research and development activities are capitalized when related to products which have achieved technological feasibility or that have alternative future uses and are amortized over their expected useful lives.  R&D expenses include labor, depreciation, masks, prototype wafers, and expenses for the development of process technologies, new packages, and software to support new products and design environments.

R&D expenses increased $23.1 million, or 6.6%, for fiscal 2016 over fiscal 2015 primarily due to additional costs from our acquisition of Micrel as well as higher headcount costs.  R&D expenses increased $44.5 million, or 14.6%, for fiscal 2015 over fiscal 2014.  The primary reasons for the increase in R&D costs in fiscal 2015 compared to fiscal 2014 were additional costs from our acquisitions of Supertex and ISSC as well as higher headcount costs.

R&D expenses fluctuate over time, primarily due to revenue and operating expense investment levels.

Selling, General and Administrative

Selling, general and administrative expenses for fiscal 2016 were $301.7 million, or 13.9% of sales, compared to $274.8 million, or 12.8% of sales, for fiscal 2015, and $267.3 million, or 13.8% of sales, for fiscal 2014.  Selling, general and administrative expenses include salary expenses related to field sales, marketing and administrative personnel, advertising and promotional expenditures and legal expenses.  Selling, general and administrative expenses also include costs related to our direct sales force and field applications engineers who work in sales offices worldwide to stimulate demand by assisting customers in the selection and use of our products.

Selling, general and administrative expenses increased $26.9 million, or 9.8%, for fiscal 2016 over fiscal 2015 due primarily to additional costs from our acquisition of Micrel. Selling, general and administrative expenses increased $7.5 million, or 2.8%, for fiscal 2015 over fiscal 2014. The primary reasons for the increase in selling, general and administrative expenses in fiscal 2015 over fiscal 2014 were additional costs from our acquisitions of Supertex and ISSC and higher headcount costs partially offset by lower legal expenses.

Selling, general and administrative expenses fluctuate over time, primarily due to revenue and operating expense investment levels.

Amortization of Acquired Intangible Assets

Amortization of acquired intangible assets in fiscal 2016 was $174.9 million compared to $176.7 million in fiscal 2015 and $94.5 million in fiscal 2014. The primary reasons for the decrease in acquired intangible asset amortization for fiscal 2016 compared to fiscal 2015 were decreased amortization from our customer-related intangible assets from our acquisition of SMSC partially offset by increased amortization from our acquisitions of Micrel and ISSC. The primary reasons for the increase in acquired intangible asset amortization for fiscal 2015 compared to fiscal 2014 were our acquisitions of Supertex and ISSC as well as increased amortization from our customer-related intangible assets from our acquisition of SMSC.

Special Charges

During fiscal 2016, we incurred special charges of $4.0 million comprised of $11.2 million related to severance, office closing and other costs associated with our acquisition activity and legal settlement costs of approximately $4.3 million partially offset by special income of $11.5 million related to an insurance settlement for reimbursement of funds we previously paid to settle a lawsuit in the second quarter of fiscal 2013. During fiscal 2015 and 2014, we incurred special charges of $2.8 million and $3.0 million, respectively, related to severance, office closing and other costs associated with our acquisition activity.

Other Income (Expense)

Interest income in fiscal 2016 was $24.4 million compared to $19.5 million in fiscal 2015 and $16.5 million in fiscal 2014.  The primary reasons for the increases in interest income over these periods relates to higher yields on short-term cash investments and higher invested cash balances.

Interest expense in fiscal 2016 was $104.0 million compared to $62.0 million in fiscal 2015 and $48.7 million in fiscal 2014. The primary reasons for the increase in interest expense in fiscal 2016 compared to fiscal 2015 relates to non-cash interest expense from the amortization on the debt discount of our 1.625% senior subordinated convertible debentures and interest expense related to the 1.625% coupon on such debentures which were issued in February 2015. The increase in interest expense was partially offset by lower interest expense on our 2.125% junior subordinated convertible debentures as a result of our purchase of 50% of such outstanding debentures in the fourth quarter of fiscal 2015. The primary reasons for the increase in interest expense in fiscal 2015 compared to fiscal 2014 relates to non-cash interest expense from the amortization on the debt discount of our 1.625% senior subordinated convertible debentures which were issued in February 2015 and in increase in interest expense from our credit line borrowings.

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

Other income, net in fiscal 2016 was $8.9 million compared to other income, net of $13.7 million in fiscal 2015 and other income, net of $5.9 million in fiscal 2014.  The primary reason for the change in other income, net during fiscal 2016 compared to fiscal 2015 relates to lower realized gains on the sale of marketable equity and debt securities and losses resulting from derivative activity. The primary reasons for the change in other income, net during fiscal 2015 compared to fiscal 2014 relates to realized gains of $18.5 million from the sale of marketable equity and debt securities and fluctuations on our foreign currency derivatives.

Provision for Income Taxes

Our provision for income taxes reflects tax on our foreign earnings and federal and state tax on U.S. earnings.  We had an effective tax rate benefit of 15.2% in fiscal 2016 and 5.6% in fiscal 2015 and an effective tax rate of 8.6% in fiscal 2014.  Excluding certain tax events described below, our effective tax rates were lower than statutory rates in the U.S. primarily due to our mix of earnings in foreign jurisdictions with lower tax rates and the R&D tax credit.  Our effective tax rate in fiscal 2016 includes $12.1 million of benefits related to audit closures and expirations of the statute of limitations on various tax reserves and $15.5 million of benefits related to intercompany prepaid tax amortization, which reduced our effective rate by 4.3% and 5.5%, respectively. Our effective tax rate in fiscal 2016 also includes a $2.5 million benefit received from the reinstatement of the R&D credit and a $13.5 million benefit received from current year generated R&D credits, which reduced our effective tax rate by 0.9% and 4.8%, respectively. Our effective tax rate in fiscal 2015 included $33.1 million of benefits related to audit closures and expirations of the statute of limitations on various tax reserves, which reduced our effective tax rate by 9.6%. Our effective tax rate in fiscal 2015 also included a $1.8 million benefit received from the reinstatement of the R&D credit, which reduced our effective tax rate by 0.5%. During fiscal 2014, our effective tax rate included $19.4 million of benefits related to various items including a settlement with the IRS for our fiscal 2009 and fiscal 2010 tax audits and the expiration of the statute of limitations on various tax reserves.  These benefits reduced our effective tax rate by 4.5% to an effective tax rate of 8.6%.

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

Liquidity and Capital Resources

We had $2,564.6 million in cash, cash equivalents and short-term and long-term investments at March 31, 2016, an increase of $222.4 million from the March 31, 2015 balance.  The increase in cash, cash equivalents and short-term and long-term investments over this time period is primarily attributable to cash generated by operating activities and increases in borrowings under our credit facility offset in part by our dividend payments of $291.1 million and $343.9 million of cash, net of cash acquired, used for our acquisition of Micrel.

Net cash provided from operating activities was $744.5 million for fiscal 2016, $721.2 million for fiscal 2015 and $676.6 million for fiscal 2014.  The increase in cash flow from operations in fiscal 2016 compared to fiscal 2015 was primarily due to higher net sales and an increase in cash from changes in our operating assets and liabilities. The increase in cash flow from operations in fiscal 2015 compared to fiscal 2014 was primarily due to higher net sales during fiscal 2015.

Net cash provided by investing activities was $800.4 million for fiscal 2016. Net cash used in investing activities was $678.3 million for fiscal 2015 and $503.3 million in fiscal 2014.  The primary reason for the increase in cash from investing activities in fiscal 2016 compared to fiscal 2015 was an increase in cash from our sales and maturities of available-for-sale investments of $1,112.6 million, offset in part by $343.9 million of cash consideration, net of $99.2 million of cash and cash equivalents acquired, used to finance our acquisition of Micrel in August 2015. The increase in net cash used in investing activities in fiscal 2015 compared to fiscal 2014 was due primarily to $252.5 million of cash consideration, net of $15.1 million of cash and cash equivalents acquired, used to finance our acquisition of ISSC in July 2014 and $375.4 million of cash consideration, net of $14.8 million of cash and cash equivalents acquired, used to finance our acquisition of Supertex in April 2014, offset in part by an increase in cash from our purchases, sales and maturities of available-for-sale investments in fiscal 2015 compared to the prior year.

Our level of capital expenditures varies from time to time as a result of actual and anticipated business conditions.  Capital expenditures were $97.9 million in fiscal 2016, $149.5 million in fiscal 2015 and $113.1 million in fiscal 2014.  Capital expenditures are primarily for the expansion of production capacity and the addition of research and development equipment. We currently intend to spend approximately $140 million during the next twelve months to invest in equipment and facilities to maintain, and selectively increase, our capacity.

We expect to finance our capital expenditures through our existing cash balances and cash flows from operations.  We believe that the capital expenditures anticipated to be incurred over the next twelve months will provide sufficient manufacturing capacity to meet our currently anticipated needs.

Net cash used in financing activities was $59.9 million for fiscal 2016 compared to net cash provided by financing activities of $98.5 million for fiscal 2015 and net cash used in financing activities of $235.0 million for fiscal 2014.  We made payments on our borrowings under our credit agreements of $1,614.5 million during fiscal 2016, $2,047.6 million during fiscal 2015 and $1,103.5 million during fiscal 2014. Cash received on borrowings under our credit agreement totaled $2,204.5 million during fiscal 2016, $1,859.6 million during fiscal 2015 and $1,133.5 million during fiscal 2014. In February 2015, we issued $1,725.0 million principal amount of 1.625% senior subordinated convertible debentures due February 15, 2025. The debentures are subordinated to our senior debt, including amounts borrowed under our amended credit facility, but are senior to our outstanding 2.125% junior subordinated convertible debentures. Also, in February 2015, we acquired certain of our 2.125% junior subordinated convertible debentures with a $575.0 million aggregate principal amount for an aggregate purchase price of $1,134.6 million, based on market value. Cash expended for the repurchase of shares of our common stock was $363.8 million in fiscal 2016. We did not repurchase any shares of our common stock during fiscal 2015 or fiscal 2014. We paid cash dividends to our stockholders of $291.1 million in fiscal 2016, $286.5 million in fiscal 2015, and $281.2 million in fiscal 2014. Proceeds from the exercise of stock options and employee purchases under our employee stock purchase plans were $28.7 million for fiscal 2016, $34.4 million for fiscal 2015 and $60.1 million for fiscal 2014.

In February 2015, we amended our $2.0 billion credit agreement with certain lenders.  As a result of such amendment, the revolving credit facility portion of the agreement was increased from $1,650.0 million to $2,555.0 million and the $350.0 million term loan portion of the agreement was removed. The increase option permitting us, subject to certain requirements, to arrange with existing lenders or new lenders to provide up to an aggregate of $300.0 million in additional commitments, was also adjusted to $249.4 million. In December 2015, we exercised our increase option in our credit agreement to obtain additional revolving commitments of $219.0 million, bringing our total revolving credit facility commitments to $2,774.0 million. Proceeds of loans made under the credit agreement may be used for working capital and general corporate purposes. At March 31, 2016, $1,052.0 million of borrowings were outstanding under the credit agreement. See Note 16 of the notes to consolidated financial statements for more information regarding our credit agreement.

Our total cash, cash equivalents, short-term investments and long-term investments held by our foreign subsidiaries was $2,559.3 million at March 31, 2016 and $2,322.4 million at March 31, 2015. Under current tax laws and regulations, if accumulated earnings and profits held by our foreign subsidiaries that U.S. taxes had not previously been provided for were to be distributed to the U.S. in the form of dividends or otherwise, we would be subject to additional U.S. income taxes and foreign withholding taxes. The balance of cash, cash equivalents, short-term investments and long-term investments available for our U.S. operations as of March 31, 2016 and March 31, 2015 was approximately $5.3 million and $19.8 million, respectively. We utilize a variety of tax planning and financing strategies (including borrowings under our credit agreement) with the objective of having our worldwide cash available in the locations in which it is needed. We consider our offshore earnings to be permanently reinvested offshore. However, we could determine to repatriate some of our offshore earnings in future periods to fund stockholder dividends, share repurchases, acquisitions or other corporate activities.  We expect that a significant portion of our future cash generation will be in our foreign subsidiaries.

In March 2015, we entered into ten-year fixed-to-floating interest rate swap agreements on a portion of our fixed-rate 1.625% senior subordinated convertible debentures. The interest rate swap agreements are designated as fair value hedges. We paid variable interest equal to the three-month LIBOR minus 53.6 basis points and we received a fixed interest rate of 1.625%. The gross notional amount of these contracts outstanding at March 31, 2015 was $431.3 million. In February 2016, the Company terminated its interest rate swap agreements. Upon termination, the contracts were in an asset position, resulting in cash receipts of approximately $25.7 million, which included $3.7 million of accrued interest. The cash flows from the termination of these interest rate swap agreements have been reported as operating activities in the consolidated statement of cash flows.

We enter into derivative transactions from time to time in an attempt to reduce our exposure to currency rate fluctuations.  Although none of the countries in which we conduct significant foreign operations have had a highly inflationary economy in the last five years, there is no assurance that inflation rates or fluctuations in foreign currency rates in countries where we conduct operations will not adversely affect our operating results in the future.  At March 31, 2016, we had no foreign currency forward contracts outstanding.

On August 3, 2015, we acquired Micrel for $14.00 per share and paid an aggregate of approximately $430.0 million in cash and issued an aggregate of 8.6 million shares of our common stock to Micrel shareholders. We financed the cash portion of the purchase price with borrowings under our existing credit agreement.

On April 4, 2016, we completed our acquisition Atmel. Under the terms of the merger agreement executed on January 19, 2016, Atmel stockholders received $8.15 per share in a combination of $7.00 per share in cash and $1.15 per share in shares of Microchip common stock. We financed the purchase price of our Atmel acquisition using approximately $2.04 billion of cash, cash equivalents, short-term investments and long-term investments held by certain of our foreign subsidiaries, approximately $0.94 billion from additional borrowings under our existing line of credit agreement and approximately $489 million through the issuance of an aggregate of 10.1 million shares of our common stock. The acquisition price represents a total equity value of approximately $3.47 billion, and a total enterprise value of approximately $3.43 billion, after excluding Atmel's cash and investments net of debt of approximately $39.3 million. The acquisition was structured in a manner that enabled us to utilize a substantial portion of the cash, cash equivalents, short-term investments and long-term investments held by certain of our foreign subsidiaries in a tax efficient manner. Although we believe our determinations with respect to the tax consequences of the acquisition are reasonable, we are regularly audited by the IRS and may be audited by other taxing authorities, and there can be no assurance as to the outcome of any such audit.

In May 2015, our Board of Directors authorized the repurchase of up to 20.0 million shares of our common stock in the open market or in privately negotiated transactions.  As of March 31, 2016, we had repurchased 8.6 million shares under this authorization for approximately $363.8 million.  In January 2016, our Board of Directors authorized an increase in the existing share repurchase program to 15.0 million shares of common stock from the approximately 11.4 million shares remaining under the current authorization. There is no expiration date associated with this repurchase program.

 As of March 31, 2016, we held approximately 23.3 million shares as treasury shares.

On October 28, 2002, we announced that our Board of Directors had approved and instituted a quarterly cash dividend on our common stock.  The initial quarterly dividend of $0.02 per share was paid on December 6, 2003 in the amount of $4.1 million.  To date, our cumulative dividend payments have totaled approximately $2.81 billion.  During fiscal 2016, we paid dividends in the amount of $1.433 per share for a total dividend payment of $291.1 million. During fiscal 2015, we paid dividends in the amount of $1.425 per share for a total dividend payment of $286.5 million.  During fiscal 2014, we paid dividends in the amount of $1.417 per share for a total dividend payment of $281.2 million. On May 4, 2016, we declared a quarterly cash dividend of $0.3595 per share, which will be paid on June 6, 2016, to stockholders of record on May 23, 2016 and the total amount of such dividend is expected to be approximately $77 million.  Our Board is free to change our dividend practices at any time and to increase or decrease the dividend paid, or not to pay a dividend, on our common stock on the basis of our results of operations, financial condition, cash requirements and future prospects, and other factors deemed relevant by our Board.  Our current intent is to provide for ongoing quarterly cash dividends depending upon market conditions, our results of operations and potential changes in tax laws.

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

Contractual Obligations

The following table summarizes our significant contractual obligations at March 31, 2016, and the effect such obligations are expected to have on our liquidity and cash flows in future periods.  This table excludes amounts already recorded on our balance sheet as current liabilities at March 31, 2016 (dollars in thousands):

	Payments Due by Period
	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Operating lease obligations	$41,162	$16,370	$20,027	$4,098	$667
Capital purchase obligations (1)	30,158	30,158	—	—	—
Other purchase obligations and commitments (2)	57,565	54,805	2,276	242	242
Borrowings under credit agreement outstanding as of March 31, 2016 - principal and interest (3)	1,130,357	20,356	40,712	1,069,289	—
1.625% senior convertible debentures - principal and interest on 1.625% coupon (4)	1,973,778	28,031	56,063	56,063	1,833,621
2.125% junior convertible debentures – principal and interest on 2.125% coupon (5)	840,249	12,219	24,438	24,438	779,154
Total contractual obligations (6)	$4,073,269	$161,939	$143,516	$1,154,130	$2,613,684

(1)  Capital purchase obligations represent commitments for construction or purchases of property, plant and equipment.  These obligations were not recorded as liabilities on our balance sheet as of March 31, 2016, as we have not yet received the related goods or taken title to the property.

(2)  Other purchase obligations and commitments include payments due under various types of licenses and outstanding purchase commitments with our wafer foundries of approximately $52.4 million for delivery of wafers in fiscal 2017.

(3)  For purposes of this table we have assumed that the principal of our credit agreement borrowings outstanding at March 31, 2016 will be paid on February 4, 2020, which is the maturity date of such borrowings.

(4) For purposes of this table we have assumed that the principal of our senior convertible debentures will be paid on February 15, 2025, which is the maturity date of such debentures.

(5) For purposes of this table we have assumed that the principal of our junior convertible debentures will be paid on December 15, 2037, which is the maturity date of such debentures.

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

Off-Balance Sheet Arrangements

As of March 31, 2016, we are not involved in any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Recently Issued Accounting Pronouncements

Refer to Note 1 to our consolidated financial statements regarding recently issued accounting pronouncements.

Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our investments are intended to establish a high-quality portfolio that preserves principal, meets liquidity needs, avoids inappropriate concentrations, and delivers an appropriate yield in relationship to our investment guidelines and market conditions.  Our investment portfolio, consisting of fixed income securities, money market funds, cash deposits, and marketable securities that we hold on an available-for-sale basis, was $2,564.6 million as of March 31, 2016 compared to $2,342.2 million as of March 31, 2015. The available-for-sale debt securities, like all fixed income instruments, are subject to interest rate risk and will decline in value if market interest rates increase.  We have the ability to hold our fixed income investments until maturity and, therefore, we would not expect to recognize any material adverse impact in income or cash flows if market interest rates increase.  We sold a significant portion of our available-for-sale investments during the fourth quarter of fiscal 2016 to finance a portion of the purchase price of our Atmel acquisition which closed on April 4, 2016. The following table provides information about our available-for-sale securities that are sensitive to changes in interest rates as of March 31, 2016.  We have aggregated our available-for-sale securities for presentation purposes since they are all very similar in nature (dollars in thousands):

	Financial instruments maturing during the fiscal year ended March 31,
	2017	2018	2019	2020	2021	Thereafter
Available-for-sale securities	$41,078	$14,994	$413,558	$—	$—	$—
Weighted-average yield rate	0.98%	0.75%	1.21%	—%	—%	—%

See Note 1 to our Consolidated Financial Statements for additional information on our investments.

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

Management assessed our internal control over financial reporting as of March 31, 2016, the end of our fiscal year.  Management based its assessment on criteria established in Internal Control – Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Management's assessment included an evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.  This assessment is supported by testing and monitoring performed by our finance organization.

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

Ernst & Young LLP, an independent registered public accounting firm, who audited our consolidated financial statements included in this Form 10-K has issued an attestation report on our internal control over financial reporting as of March 31, 2016, which is included in Part II, Item 9A.

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2016, there was no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Microchip Technology Incorporated and subsidiaries

We have audited Microchip Technology Incorporated and subsidiaries' internal control over financial reporting as of March 31, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria).  Microchip Technology Incorporated and subsidiaries' management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, Microchip Technology Incorporated and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of March 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Microchip Technology Incorporated as of March 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended March 31, 2016 and our report dated May 24, 2016 expressed an unqualified opinion thereon.

/s/   Ernst & Young LLP

Phoenix, Arizona
May 24, 2016

Item 9B.    OTHER INFORMATION

In May 2015 or earlier, each of J. Eric Bjornholt, our Chief Financial Officer, Mitch Little, our Vice President, Worldwide Sales and Applications, Steve Drehobl, our Vice President, MCU8 and Technology Development Division, and Rich Simoncic, our Vice President, Analog Power and Interface Division, entered into trading plans as contemplated by Rule 10b-5-1 under the Exchange Act and periodic sales of our common stock have occurred and are expected to occur under such plans.

The foregoing disclosure is being made on a voluntary basis and not pursuant to any specific requirement under Form 10-K, Form 8-K or otherwise.

PART III

Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information on the members of our Board of Directors is incorporated herein by reference to our proxy statement for our 2016 annual meeting of stockholders under the captions "The Board of Directors," and "Proposal One – Election of Directors."

Information on the composition of our audit committee and the members of our audit committee, including information on our audit committee financial experts, is incorporated by reference to our proxy statement for our 2016 annual meeting of stockholders under the caption "The Board of Directors – Committees of the Board of Directors – Audit Committee."

Information on our executive officers is provided in Item 1, Part I of this Form 10-K under the caption "Executive Officers of the Registrant" at page 10, above.

Information with respect to compliance with Section 16(a) of the Exchange Act, is incorporated herein by reference to our proxy statement for our 2016 annual meeting of stockholders under the caption "Section 16(a) Beneficial Ownership Reporting Compliance."

Information with respect to our code of ethics that applies to our directors, executive officers (including our principal executive officer and our principal financial and accounting officer) and employees is incorporated by reference to our proxy statement for our 2016 annual meeting of stockholders under the caption "Code of Conduct and Ethics."  A copy of our Code of Business Conduct and Ethics is available on our website at the Investor Relations section under Mission Statement/Corporate Governance on www.microchip.com.

Information regarding material changes, if any, to procedures by which security holders may recommend nominees to our Board of Directors is incorporated by reference to our proxy statement for the 2016 annual meeting of stockholders under the caption "Requirements, Including Deadlines, for Receipt of Stockholder Proposals for the 2016 Annual Meeting of Stockholders; Discretionary Authority to Vote on Stockholder Proposals."

 Item 11.    EXECUTIVE COMPENSATION

Information with respect to executive compensation is incorporated herein by reference to the information under the caption "Executive Compensation" in our proxy statement for our 2016 annual meeting of stockholders.

Information with respect to director compensation is incorporated herein by reference to the information under the caption "The Board of Directors – Director Compensation" in our proxy statement for our 2016 annual meeting of stockholders.

Information with respect to compensation committee interlocks and insider participation in compensation decisions is incorporated herein by reference to the information under the caption "The Board of Directors – Compensation Committee Interlocks and Insider Participation" in our proxy statement for our 2016 annual meeting of stockholders.

Our Board compensation committee report on executive compensation is incorporated herein by reference to the information under the caption "Executive Compensation – Compensation Committee Report on Executive Compensation" in our proxy statement for our 2016 annual meeting of stockholders.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information with respect to securities authorized for issuance under our equity compensation plans is incorporated herein by reference to the information under the caption "Executive Compensation – Equity Compensation Plan Information" in our proxy statement for our 2016 annual meeting of stockholders.

Information with respect to security ownership of certain beneficial owners, members of our Board of Directors and management is incorporated herein by reference to the information under the caption "Security Ownership of Principal Stockholders, Directors and Executive Officers" in our proxy statement for our 2016 annual meeting of stockholders.

 Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item pursuant to Item 404 of Regulation S-K is incorporated by reference to the information under the caption "Certain Transactions" contained in our proxy statement for our 2016 annual meeting of stockholders.

The information required by this Item pursuant to Item 407(a) of Regulation S-K regarding the independence of our directors is incorporated by reference to the information under the caption "Meetings of the Board of Directors" contained in our proxy statement for our 2016 annual meeting of stockholders.

 Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item related to principal accountant fees and services as well as related pre-approval policies is incorporated by reference to the information under the caption "Independent Registered Public Accounting Firm" contained in our proxy statement for our 2016 annual meeting of stockholders.

PART IV

Item 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)         The following documents are filed as part of this Form 10-K:

Page No.
(1)	Financial Statements:
	Report of Independent Registered Public Accounting Firm	F-1
	Consolidated Balance Sheets as of March 31, 2016 and 2015	F-2
	Consolidated Statements of Income for each of the three years in the period ended March 31, 2016	F-3
	Consolidated Statements of Comprehensive Income for each of the three years in the period ended March 31, 2016	F-4
	Consolidated Statements of Cash Flows for each of the three years in the period ended March 31, 2016	F-5
	Consolidated Statements of Changes in Equity for each of the three years in the period ended March 31, 2016	F-7
	Notes to Consolidated Financial Statements	F-9
(2)	Financial Statement Schedules	None
(3)	The Exhibits filed with this Form 10-K or incorporated herein by reference are set forth in the Exhibit Index beginning on page 54 hereof, which Exhibit Index is incorporated herein by this reference.

(b)         See Item 15(a)(3) above.

(c)         See "Index to Financial Statements" included under Item 8 to this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MICROCHIP TECHNOLOGY INCORPORATED
(Registrant)

May 24, 2016	By: /s/ Steve Sanghi
Steve Sanghi
Chief Executive Officer and Chairman of the Board

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that the undersigned officer or director of Microchip Technology Incorporated, a Delaware corporation (the "Company"), does hereby constitute and appoint each of STEVE SANGHI and J. ERIC BJORNHOLT, with full power to each of them to act alone, as the true and lawful attorneys and agents of the undersigned, with full power of substitution and resubstitution to each of said attorneys to execute, file or deliver any and all instruments and to do any and all acts and things which said attorneys and agents, or any of them, deem advisable to enable the Company to comply with the Securities Exchange Act of 1934, as amended, and any requirements of the Securities and Exchange Commission in respect thereto relating to this annual report on Form 10-K, including specifically, but without limitation of the general authority hereby granted, the power and authority to sign such person's name individually and on behalf of the Company as an officer or director (as indicated below opposite such person's signature) to the Company's annual report on Form 10-K or any amendments or supplements thereto; and each of the undersigned does hereby fully ratify and confirm all that said attorneys and agents or any of them, shall do or cause to be done by virtue hereof. This Power of Attorney revokes any and all previous powers of attorney granted by any of the undersigned which such power would have entitled said attorneys and agents, or any of them, to sign such person's name, individually or on behalf of the Company, to any Form 10-K.
IN WITNESS WHEREOF, each of the undersigned has executed the foregoing power of attorney on this 24th day of May, 2016.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name and Signature	Title	Date

/s/ Steve Sanghi	Chief Executive Officer and Chairman of the Board	May 24, 2016
Steve Sanghi

/s/ Matthew W. Chapman	Director	May 24, 2016
Matthew W. Chapman

/s/ L.B. Day	Director	May 24, 2016
L.B. Day

/s/ Esther L. Johnson	Director	May 24, 2016
Esther L. Johnson

/s/ Wade F. Meyercord	Director	May 24, 2016
Wade F. Meyercord

/s/ J. Eric Bjornholt	Vice President and Chief Financial Officer	May 24, 2016
J. Eric Bjornholt	(Principal Financial and Accounting Officer)

EXHIBIT LIST

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith
2.1	Agreement and Plan of Merger dated as of May 22, 2014 by and among Microchip Technology (Barbados) II Incorporated and ISSC Technologies Corp.	10-K	000-21184	2.1	5/30/2014
2.2	Tender Agreement dated May 22, 2014 between Microchip Technology (Barbados) II Incorporated and Directors, Certain Officers and Certain Shareholders of ISSC Technologies Corp.	10-K	000-21184	2.2	5/30/2014
2.3	Guaranty Concerning Merger Agreement dated May 22, 2014 made by Microchip Technology Incorporated with respect to certain obligations of Microchip Technology (Barbados) II Incorporated	10-K	000-21184	2.3	5/30/2014
2.4	Guaranty Concerning Tender Agreement dated May 22, 2014 made by Microchip Technology Incorporated with respect to certain obligations of Microchip Technology (Barbados) II Incorporated	10-K	000-21184	2.4	5/30/2014
2.5	Agreement and Plan of Merger dated as of February 9, 2014 by and among Microchip Technology Incorporated, Orchid Acquisition Corporation and Supertex, Inc.	10-K	000-21184	2.5	5/30/2014
2.6	Agreement and Plan of Merger dated as of May 1, 2012 by and among Microchip Technology Incorporated, Microchip Technology Management Co. and Standard Microsystems Corporation, including Form of Voting Agreement	10-K	000-21184	2.2	5/30/2012
2.7	Agreement and Plan of Merger dated as of May 7, 2015, by and among, Microchip Technology Incorporated, Micrel, Incorporated, Mambo Acquisition Corp. and Mambo Acquisition LLC	8-K	000-21184	2.1	5/8/2015
2.8	Agreement and Plan of Merger, dated as of January 19, 2016, by and among Microchip Technology, Atmel Corporation, and Hero Acquisition Corporation	8-K	000-21184	2.1	1/19/2016
3.1	Restated Certificate of Incorporation of Registrant	10-Q	000-21184	3.1	11/12/2002
3.2	Amended and Restated By-Laws of Registrant, as amended through October 1, 2013	10-Q	000-21184	3.1	11/8/2013
4.1	Indenture, dated as of December 7, 2007, by and between Wells Fargo Bank, National Association, as Trustee, and Microchip Technology Incorporated	8-K	000-21184	4.1	12/7/2007
4.2	Indenture dated as of February 11, 2015 between Microchip Technology Incorporated and Wells Fargo Bank, N.A.	8-K	000-21184	4.1	2/11/2015
4.3	Registration Rights Agreement, dated as of December 7, 2007, by and between J.P. Morgan Securities Inc. and Microchip Technology Incorporated	8-K	000-21184	4.2	12/7/2007

EXHIBIT LIST

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith
10.1	Master Increasing Lender Supplement dated as of March 19, 2015, by and among Microchip Technology Incorporated and the Increasing Lenders thereto	10-K	000-21184	10.1	6/8/2015
10.2	Amendment No. 1, dated December 4, 2015, to Amended and Restated Credit Agreement, dated as of June 27, 2013, as amended and restated as of February 4, 2015	8-K	000-21184	10.1	12/7/2015
10.3	Amendment and Restatement Agreement dated as of February 4, 2015, to the Credit Agreement, dated as of June 27, 2013, by and among Microchip Technology Incorporated, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent	8-K	000-21184	10.1	2/4/2015
10.4	Form of Indemnification Agreement between Registrant and its directors and certain of its officers	S-1	33-57960	10.1	2/5/1993
10.5	Microchip Technology Incorporated 2012 Inducement Award Plan	S-8	333-183074	4.8	8/3/2012
10.6	*2004 Equity Incentive Plan as amended and restated August 14, 2015	8-K	000-21184	10.1	8/18/2015
10.7	*Form of Notice of Grant of Restricted Stock Units (officer) for 2004 Equity Incentive Plan	S-8	333-192273	10.2	11/12/2013
10.8	Form of Notice of Grant of Restricted Stock Units (non-officer) for 2004 Equity Incentive Plan	S-8	333-192273	10.3	11/12/2013
10.9	*Form of Notice of Grant for 2004 Equity Incentive Plan (including Exhibit A Stock Option Agreement)	S-8	333-119939	4.5	10/25/2004
10.10	Form of Notice of Grant (Foreign) for 2004 Equity Incentive Plan (including Exhibit A Stock Option Agreement (Foreign))	10-K	000-21184	10.4	5/23/2005
10.11	*Form of Notice of Grant of Restricted Stock Units for 2004 Equity Incentive Plan (including Exhibit A Restricted Stock Units Agreement)	10-K	000-21184	10.6	5/31/2006
10.12	*Restricted Stock Units Agreement (Domestic) for 2004 Equity Incentive Plan	10-Q	000-21184	10.3	11/7/2007
10.13	Restricted Stock Units Agreement (Foreign) for 2004 Equity Incentive Plan	10-Q	000-21184	10.4	11/7/2008
10.14	*Form of Global RSU Agreement for 2004 Equity Incentive Plan (including Notice of Grant of Restricted Stock Units)	8-K	000-21184	10.1	9/27/2010
10.15	*Form of Notice of Grant For 1993 Stock Option Plan, with Exhibit A thereto, Form of Stock Option Agreement; and Exhibit B thereto, Form of Stock Purchase Agreement	S-8	333-872	10.6	1/23/1996
10.16	*Microchip Technology Incorporated 2001 Employee Stock Purchase Plan as amended through March 1, 2012	10-Q	000-21184	10.1	2/6/2012

EXHIBIT LIST

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith
10.17	*1997 Nonstatutory Stock Option Plan, as Amended Through March 3, 2003	10-K	000-21184	10.13	6/5/2003
10.18	*Form of Notice of Grant For 1997 Nonstatutory Stock Option Plan, with Exhibit A thereto, Form of Stock Option Agreement	10-K	000-21184	10.17	5/27/1998
10.19	Microchip Technology Incorporated International Employee Stock Purchase Plan as amended through May 19, 2014, including Purchase Agreement	10-K	000-21184	10.17	5/30/2014
10.20	*Executive Management Incentive Compensation Plan as amended on August 19, 2011	8-K	000-21184	10.1	8/24/2011
10.21	*Discretionary Executive Management Incentive Compensation Plan	10-Q	000-21184	10.3	8/24/2006
10.22	Management Incentive Compensation Plan as amended by the Board of Directors on May 17, 2013	10-K	000-21184	10.21	5/30/2013
10.23	*Microchip Technology Incorporated Supplemental Retirement Plan	S-8	333-101696	4.1.1	12/6/2002
10.24	*Adoption Agreement to the Microchip Technology Incorporated Supplemental Retirement Plan dated January 1, 1997	S-8	333-101696	4.1.3	12/6/2002
10.25	*Amendment dated December 9, 1999 to the Adoption Agreement to the Microchip Technology Incorporated Supplemental Retirement Plan	S-8	333-101696	4.1.4	12/6/2002
10.26	*February 3, 2003 Amendment to the Adoption Agreement to the Microchip Technology Incorporated Supplemental Retirement Plan	10-K	000-21184	10.28	6/5/2003
10.27	*Amendments to Supplemental Retirement Plan	10-Q	000-21184	10.1	2/9/2006
10.28	*Amended and Restated Adoption Agreement to the Microchip Technology Incorporated Supplemental Retirement Plan dated October 8, 2008, as amended December 15, 2008					X
10.29	*Change of Control Severance Agreement	8-K	000-21184	10.1	12/18/2008
10.30	*Change of Control Severance Agreement	8-K	000-21184	10.2	12/18/2008
10.31	Development Agreement dated as of August 29, 1997 by and between Registrant and the City of Chandler, Arizona	10-Q	000-21184	10.1	2/13/1998
10.32	Addendum to Development Agreement by and between Registrant and the City of Tempe, Arizona, dated May 11, 2000	10-K	000-21184	10.14	5/15/2001
10.33	Development Agreement dated as of July 17, 1997 by and between Registrant and the City of Tempe, Arizona	10-Q	000-21184	10.2	2/13/1998
10.34	Amended Strategic Investment Program Contract dated as of June 8, 2009 between, Multnomah County, Oregon, City of Gresham, Oregon and Microchip Technology Incorporated	8-K	000-21184	10.1	6/11/2009
21.1	Subsidiaries of Registrant					X

EXHIBIT LIST

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith
23.1	Consent of Independent Registered Public Accounting Firm					X
24.1	Power of Attorney included on Page 53 of this Form 10-K					X
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (the Exchange Act)					X
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (the Exchange Act)					X
32	Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
*Compensation plans or arrangements in which directors or executive officers are eligible to participate.

Annual Report on Form 10-K

Item 8, Item 15(a)(1) and (2), (b) and (c)

_________________________________

INDEX TO FINANCIAL STATEMENTS

CONSOLIDATED FINANCIAL STATEMENTS

EXHIBITS

_________________________________

YEAR ENDED MARCH 31, 2016

MICROCHIP TECHNOLOGY INCORPORATED
AND SUBSIDIARIES

CHANDLER, ARIZONA

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES

i

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Microchip Technology Incorporated and subsidiaries

We have audited the accompanying consolidated balance sheets of Microchip Technology Incorporated and subsidiaries as of March 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended March 31, 2016.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Microchip Technology Incorporated and subsidiaries at March 31, 2016 and 2015, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 31, 2016, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Microchip Technology Incorporated and subsidiaries' internal control over financial reporting as of March 31, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated May 24, 2016 expressed an unqualified opinion thereon.

/s/   Ernst & Young LLP

Phoenix, Arizona
May 24, 2016

Item1.	Financial Statements

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

ASSETS
	March 31,
	2016	2015
Cash and cash equivalents	$2,092,751	$607,815
Short-term investments	353,284	1,351,054
Accounts receivable, net	290,183	273,937
Inventories	306,815	279,456
Prepaid expenses	41,992	34,717
Deferred tax assets	—	71,045
Assets held for sale	—	13,989
Other current assets	11,688	32,604
Total current assets	3,096,713	2,664,617
Property, plant and equipment, net	609,396	581,572
Long-term investments	118,549	383,326
Goodwill	1,012,652	571,271
Intangible assets, net	606,349	504,417
Long-term deferred tax assets	14,831	—
Other assets	109,025	75,510
Total assets	$5,567,515	$4,780,713
LIABILITIES AND EQUITY
Accounts payable	$79,312	$86,866
Accrued liabilities	119,265	100,978
Deferred income on shipments to distributors	183,432	166,128
Total current liabilities	382,009	353,972
Senior convertible debentures	1,234,733	1,174,036
Junior convertible debentures	196,304	190,870
Long-term line of credit	1,052,000	461,952
Long-term income tax payable	111,061	114,336
Long-term deferred tax liability	399,218	381,192
Other long-term liabilities	41,271	43,329
Stockholders' equity:
Preferred stock, $0.001 par value; authorized 5,000,000 shares; no shares issued or outstanding	—	—
Common stock, $0.001 par value; authorized 450,000,000 shares; 227,416,789 shares issued and 204,081,727 shares outstanding at March 31, 2016; 218,789,994 shares issued and 202,080,306 shares outstanding at March 31, 2015	204	202
Additional paid-in capital	1,391,553	999,515
Common stock held in treasury: 23,335,062 shares at March 31, 2016; 16,709,688 shares at March 31, 2015	(820,066)	(515,679)
Accumulated other comprehensive (loss) income	(3,357)	11,076
Retained earnings	1,582,585	1,549,540
Microchip Technology stockholders' equity	2,150,919	2,044,654
Noncontrolling interests	—	16,372
Total equity	2,150,919	2,061,026
Total liabilities and equity	$5,567,515	$4,780,713
See accompanying notes to consolidated financial statements

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	Year ended March 31,
	2016	2015	2014
Net sales	$2,173,334	$2,147,036	$1,931,217
Cost of sales (1)	967,870	917,472	802,474
Gross profit	1,205,464	1,229,564	1,128,743

Research and development (1)	372,596	349,543	305,043
Selling, general and administrative (1)	301,670	274,815	267,278
Amortization of acquired intangible assets	174,896	176,746	94,534
Special charges, net	3,957	2,840	3,024
Operating expenses	853,119	803,944	669,879

Operating income	352,345	425,620	458,864
Losses on equity method investments	(345)	(317)	(177)
Other income (expense):
Interest income	24,447	19,527	16,485
Interest expense	(104,018)	(62,034)	(48,716)
Loss on retirement of convertible debentures	—	(50,631)	—
Other income, net	8,864	13,742	5,898
Income before income taxes	281,293	345,907	432,354
Income tax (benefit) provision	(42,632)	(19,418)	37,073
Net income	323,925	365,325	395,281
Less: Net loss attributable to noncontrolling interests	207	3,684	—
Net income attributable to Microchip Technology	$324,132	$369,009	$395,281
Basic net income per common share attributable to Microchip Technology stockholders	$1.59	$1.84	$1.99
Diluted net income per common share attributable to Microchip Technology stockholders	$1.49	$1.65	$1.82
Dividends declared per common share	$1.433	$1.425	$1.417
Basic common shares outstanding	203,384	200,937	198,291
Diluted common shares outstanding	217,388	223,561	217,630

(1) Includes share-based compensation expense as follows:
Cost of sales	$8,252	$9,010	$7,340
Research and development	32,022	28,164	24,554
Selling, general and administrative	31,146	21,422	21,893

See accompanying notes to consolidated financial statements

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year Ended March 31,
	2016	2015	2014
Net income	$323,925	$365,325	$395,281
Less: Net loss attributable to noncontrolling interests	207	3,684	—
Net income attributable to Microchip Technology	324,132	369,009	395,281

Components of other comprehensive (loss) income:
Available-for sale securities:
Unrealized holding (losses) gains, net of tax effect of $0, $12 and $497, respectively	(3,241)	33,759	(4,377)
Reclassification of realized transactions, net of tax effect of $0, $12 and $776, respectively	(10,948)	(18,694)	(1,595)
Change in minimum pension liability, net of tax effect of $18, ($76) and $55, respectively	31	(127)	88
Change in net foreign currency translation adjustment	—	(5,188)	—
Other comprehensive (loss) income, net of taxes	(14,158)	9,750	(5,884)
Less: Other comprehensive loss attributable to noncontrolling interests	—	866	—
Other comprehensive (loss) income attributable to Microchip Technology	(14,158)	10,616	(5,884)

Comprehensive income	309,767	375,075	389,397
Less: Comprehensive loss attributable to noncontrolling interests	207	4,550	—
Comprehensive income attributable to Microchip Technology	$309,974	$379,625	$389,397

See accompanying notes to consolidated financial statements

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended March 31,
	2016	2015	2014
Cash flows from operating activities:
Net income	$323,925	$365,325	$395,281
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	283,171	278,298	189,139
Deferred income taxes	(60,425)	(32,811)	5,321
Share-based compensation expense related to equity incentive plans	71,420	58,596	53,787
Excess tax benefit from share-based compensation	(758)	(1,216)	(1,411)
Loss on retirement of junior convertible debentures	—	50,631	—
Amortization of debt discount on convertible debentures	48,022	14,791	8,970
Amortization of debt issuance costs	3,968	2,463	1,959
Losses on equity method investments	345	317	177
(Gains) losses on sale of assets	(960)	—	244
Loss on write-down of fixed assets	—	362	—
Impairment of intangible assets	629	1,881	350
Realized gain on available-for-sale investments	(13,727)	(18,469)	—
Realized gain on equity method investment	(2,225)	—	—
Impairment of available-for-sale investment	3,995	—	—
Amortization of premium on available-for-sale investments	9,044	9,949	10,754
Special (income) charges	(819)	—	(459)
Gain on shares of acquired company	—	—	(2,438)
Changes in operating assets and liabilities, excluding impact of acquisitions:
Increase in accounts receivable	(2,150)	(15,893)	(12,508)
Decrease (increase) in inventories	48,245	25,517	(18,500)
Increase in deferred income on shipments to distributors	16,962	18,330	8,846
Decrease in accounts payable and accrued liabilities	(20,836)	(33,992)	(11,633)
Change in other assets and liabilities	36,657	(2,897)	48,685
Net cash provided by operating activities	744,483	721,182	676,564
Cash flows from investing activities:
Purchases of available-for-sale investments	(1,573,867)	(959,318)	(1,337,482)
Sales and maturities of available-for-sale investments	2,824,231	1,097,065	951,296
Sale of equity method investment	2,667	—	—
Acquisition of Micrel, net of cash acquired	(343,928)	—	—
Acquisition of ISSC, net of cash acquired	—	(252,469)	—
Purchase of additional controlling interest in ISSC	(18,051)	(32,095)	—
Acquisition of Supertex, net of cash acquired	—	(375,365)	—
Other business acquisitions, net of cash acquired	—	—	(11,187)
Investments in other assets	(7,056)	(6,663)	(9,069)
Proceeds from sale of assets	14,296	—	16,235
Capital expenditures	(97,895)	(149,472)	(113,072)
Net cash provided by (used in) investing activities	800,397	(678,317)	(503,279)
Cash flows from financing activities:
Payments to retire junior convertible debentures	—	(1,134,621)	—
Proceeds from issuance of senior convertible debentures	—	1,725,000	—
Repayments of revolving loan under previous credit facility	—	—	(650,000)
Repayments of revolving loan under new credit facility	(1,614,452)	(1,697,642)	(453,500)
Proceeds from borrowings on revolving loan under previous credit facility	—	—	30,000
Proceeds from borrowings on revolving loan under new credit facility	2,204,500	1,859,594	753,500
Proceeds from issuance of long-term borrowings	—	—	350,000
Repayments of long-term borrowings	—	(350,000)	—
Deferred financing costs	(2,156)	(32,846)	(7,515)
Payment of cash dividends	(291,087)	(286,478)	(281,204)
Repurchase of common stock	(363,829)	—	—
Proceeds from sale of common stock	28,718	34,433	60,086

	Year ended March 31,
	2016	2015	2014
Tax payments related to shares withheld for vested restricted stock units	(21,720)	(19,504)	(22,640)
Contingent consideration payment	—	—	(14,700)
Capital lease payments	(676)	(604)	(454)
Excess tax benefit from share-based compensation	758	1,216	1,411
Net cash (used in) provided by financing activities	(59,944)	98,548	(235,016)
Effect of foreign exchange rate changes on cash and cash equivalents	—	(201)	—
Net increase (decrease) in cash and cash equivalents	1,484,936	141,212	(61,731)
Cash and cash equivalents at beginning of period	607,815	466,603	528,334
Cash and cash equivalents at end of period	$2,092,751	$607,815	$466,603

See accompanying notes to consolidated financial statements

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in thousands)

	Common Stock and Additional Paid-in-Capital		Common Stock Held in Treasury		Accumulated Other Comprehensive Income	Retained Earnings	Net Microchip Technology Stockholders' Equity	Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount
Balance at April 1, 2013	218,790	$1,255,823	22,317	$(682,220)	$6,935	$1,352,932	$1,933,470	$—	$1,933,470
Net income	—	—	—	—	—	395,281	395,281	—	395,281
Other comprehensive loss	—	—	—	—	(5,884)	—	(5,884)	—	(5,884)
Proceeds from sales of common stock through employee equity incentive plans	4,161	60,086	—	—	—	—	60,086	—	60,086
Restricted stock unit and stock appreciation right withholdings	(631)	(22,640)	—	—	—	—	(22,640)	—	(22,640)
Treasury stock used for new issuances	(3,530)	(104,838)	(3,530)	104,838	—	—	—	—	—
Tax benefit from equity incentive plans	—	1,411	—	—	—	—	1,411	—	1,411
Share-based compensation	—	54,941	—	—	—	—	54,941	—	54,941
Cash dividend	—	—	—	—	—	(281,204)	(281,204)	—	(281,204)
Balance at March 31, 2014	218,790	1,244,783	18,787	(577,382)	1,051	1,467,009	2,135,461	—	2,135,461
Acquisition of controlling interest in ISSC	—	—	—	—	—	—	—	52,467	52,467
Net income (loss)	—	—	—	—	—	369,009	369,009	(3,684)	365,325
Other comprehensive income	—	—	—	—	10,616	—	10,616	(866)	9,750
Other	—	—	—	—	—	—	—	240	240
Purchase of additional shares from noncontrolling interest	—	345	—	—	(591)	—	(246)	(31,849)	(32,095)
Proceeds from sales of common stock through employee equity incentive plans	2,503	34,369	—	—	—	—	34,369	64	34,433
Restricted stock unit and stock appreciation right withholdings	(426)	(19,504)	—	—	—	—	(19,504)	—	(19,504)
Treasury stock used for new issuances	(2,077)	(61,703)	(2,077)	61,703	—	—	—	—	—
Tax benefit from equity incentive plans	—	1,220	—	—	—	—	1,220	—	1,220
Share-based compensation	—	56,687	—	—	—	—	56,687	—	56,687
Non-cash consideration, exchange of employee stock awards - Supertex acquisition	—	1,622	—	—	—	—	1,622	—	1,622
Convertible Debt - retirement of 2037 debentures	—	(606,926)	—	—	—	—	(606,926)	—	(606,926)
Convertible Debt - issuance of 2025 debentures	—	348,824	—	—	—	—	348,824	—	348,824
Cash dividend	—	—	—	—	—	(286,478)	(286,478)	—	(286,478)
Balance at March 31, 2015	218,790	999,717	16,710	(515,679)	11,076	1,549,540	2,044,654	16,372	2,061,026
Net income (loss)	—	—	—	—	—	324,132	324,132	(207)	323,925
Other comprehensive loss	—	—	—	—	(14,158)	—	(14,158)	—	(14,158)
Purchase of additional shares from noncontrolling interest	—	(1,611)	—	—	(275)	—	(1,886)	(16,165)	(18,051)

	Common Stock and Additional Paid-in-Capital		Common Stock Held in Treasury		Accumulated Other Comprehensive Income	Retained Earnings	Net Microchip Technology Stockholders' Equity	Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount
Issuance of common stock - Micrel acquisition	8,627	369,054	—	—	—	—	369,054	—	369,054
Non-cash consideration, exchange of employee stock awards - Micrel acquisition	—	4,052	—	—	—	—	4,052	—	4,052
Purchase of treasury stock	—	—	8,627	(363,829)	—	—	(363,829)	—	(363,829)
Proceeds from sales of common stock through employee equity incentive plans	2,491	28,718	—	—	—	—	28,718	—	28,718
Restricted stock unit and stock appreciation right withholdings	(489)	(21,720)	—	—	—	—	(21,720)	—	(21,720)
Treasury stock used for new issuances	(2,002)	(59,442)	(2,002)	59,442	—	—	—	—	—
Tax benefit from equity incentive plans	—	(567)	—	—	—	—	(567)	—	(567)
Share-based compensation	—	73,556	—	—	—	—	73,556	—	73,556
Cash dividend	—	—	—	—	—	(291,087)	(291,087)	—	(291,087)
Balance at March 31, 2016	227,417	$1,391,757	23,335	$(820,066)	$(3,357)	$1,582,585	$2,150,919	$—	$2,150,919
See accompanying notes to consolidated financial statements

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Microchip develops, manufactures and sells specialized semiconductor products used by its customers for a wide variety of embedded control applications. Microchip's product portfolio comprises general purpose and specialized 8-bit, 16-bit, and 32-bit microcontrollers, a broad spectrum of high-performance linear, mixed-signal, power management, thermal management, RF, timing, safety, security, wired connectivity and wireless connectivity devices, as well as serial EEPROMs, Serial Flash memories, Parallel Flash memories and serial SRAM memories. Microchip also licenses Flash-IP solutions that are incorporated in a broad range of products.

Principles of Consolidation

The consolidated financial statements include the accounts of Microchip Technology Incorporated and its majority-owned subsidiaries (Microchip or the Company).  The Company owned 100% of the outstanding stock in all of its subsidiaries as of March 31, 2016. As further discussed in Note 2, the Company did not hold 100% of the outstanding common stock of ISSC Technologies Corporation (ISSC) for a period through June 30, 2015. The noncontrolling interest in the Company's net income from ISSC has been excluded from net income attributable to the Company in the Company's consolidated statements of income.  All of the Company's subsidiaries are included in the consolidated financial statements.  All significant intercompany accounts and transactions have been eliminated in consolidation.

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

At March 31, 2016, the Company had approximately $267.2 million of deferred revenue and $83.8 million in deferred cost of sales recognized as $183.4 million of deferred income on shipments to distributors.  At March 31, 2015, the Company had approximately $260.9 million of deferred revenue and $94.8 million in deferred cost of sales recognized as $166.1 million of deferred income on shipments to distributors.  The deferred income on shipments to distributors that will ultimately be recognized in the Company's income statement will be lower than the amount reflected on the balance sheet due to price credits to be granted to the distributors when the product is sold to their customers.  These price credits historically have resulted in the deferred income approximating the overall gross margins that the Company recognizes in the distribution channel of its business.

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

For licenses or other technology arrangements without an upgrade period, non-royalty revenue from the license is recognized upon delivery of the technology if the fee is fixed or determinable and collection of the fee is reasonably assured.  Royalties are recognized when reported to the Company, which generally coincides with the receipt of payment. In certain limited circumstances, the Company enters into license and other arrangements for technologies that the Company is continuing to enhance and refine or under which it is obligated to provide unspecified enhancements. Under these arrangements, non-royalty revenue is recognized over the lesser of (1) the estimated period that the Company has historically enhanced and developed refinements to the specific technology, typically one to three years (the "upgrade period"), and (2) the remaining portion of the upgrade period after the date of delivery of all specified technology and documentation, provided that the fee is fixed or determinable and collection of the fee is reasonably assured.  Royalties received during the upgrade period are recognized as revenue based on an amortization calculation of the elapsed portion of the upgrade period compared to the entire estimated upgrade period.  Royalties received after the upgrade period has elapsed are recognized when reported to the Company, which generally coincides with the receipt of payment.

Product Warranty

The Company typically warrants its products against defects in materials and workmanship and non-conformance to specifications for 12 to 24 months.  The majority of the Company's product warranty claims are settled through the return of the defective product and the shipment of replacement product.  Warranty returns are included within the Company's allowance for returns, which is based on historical return rates.  Actual future returns could differ from the allowance established.  In addition, the Company accrues a liability for specific warranty costs expected to be settled other than through product return and replacement, if a loss is probable and can be reasonably estimated.  Product warranty expenses during fiscal 2016, 2015, and 2014 were immaterial.

Advertising Costs

The Company expenses all advertising costs as incurred.  Advertising costs were immaterial for the fiscal years ended March 31, 2016, 2015 and 2014.

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

Foreign Currency Translation

The Company's foreign subsidiaries are considered to be extensions of the U.S. company and any translation gains and losses related to these subsidiaries are included in other income (expense) in the consolidated statements of income.  As the U.S. dollar is utilized as the functional currency, gains and losses resulting from foreign currency transactions (transactions denominated in a currency other than the subsidiaries' functional currency) are also included in income.  For a portion of fiscal 2015, certain foreign subsidiaries acquired as part of the Company's acquisition activities had the local currency as the functional currency. Once these entities were integrated into the Company's legal structure and intercompany agreements were executed, the U.S. dollar became the functional currency for such entities.

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

The Company's available-for-sale investments consist of government agency bonds, municipal bonds, auction rate securities (ARS), corporate bonds and marketable equity securities.  The Company's investments are carried at fair value with unrealized gains and losses reported in stockholders' equity unless losses are considered to be other than temporary impairments in which case the losses are recognized through the statement of income.  Premiums and discounts are amortized or accreted over the life of the related available-for-sale security.  Dividend and interest income are recognized when earned.  The cost of available-for-sale debt securities sold is calculated using the first-in, first-out (FIFO) basis at the individual security level for sales from multiple lots. For sales of marketable equity securities, the Company uses an average cost basis at the individual security level.

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

Interest rate derivative instruments designated as fair value hedges are designed to manage the exposure to interest rate movements and to reduce borrowing costs by converting fixed-rate debt into floating-rate debt. Under these agreements, the Company agrees to exchange, at specified intervals, the difference between the fixed and floating interest amounts calculated by reference to an agreed-upon notional principal amount. For derivative instruments that are designated and qualify as fair value hedges, the gain or loss on the derivatives as well as the offsetting gain or loss on the hedged item attributable to the hedged risk are recognized in earnings. The Company evaluates hedge effectiveness at inception and on an ongoing basis. If a derivative is no longer expected to be highly effective, hedge accounting is discontinued. In February 2016, the Company terminated its interest rate derivative instruments.

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

Property, Plant and Equipment

Property, plant and equipment are stated at cost.  Major renewals and improvements are capitalized, while maintenance and repairs are expensed when incurred.  The Company's property and equipment accounting policies incorporate estimates, assumptions and judgments relative to the useful lives of its property and equipment.  Depreciation is provided for assets placed in service on a straight-line basis over the estimated useful lives of the relative assets, which range from 10 to 40 years for buildings and building improvements and 3 to 7 years for machinery and equipment.  The Company evaluates the carrying value of its property and equipment when events or changes in circumstances indicate that the carrying value of such assets may be impaired.  Asset impairment evaluations are, by nature, highly subjective.

Senior and Junior Subordinated Convertible Debentures

The Company separately accounts for the liability and equity components of its senior and junior subordinated convertible debentures in a manner that reflects its nonconvertible debt (unsecured debt) borrowing rate when interest cost is recognized.  This results in a bifurcation of a component of the debt, classification of that component in equity and the accretion of the resulting discount on the debt to be recognized as part of interest expense in its consolidated statements of income.  Lastly, the Company includes the dilutive effect of the shares of its common stock issuable upon conversion of the outstanding senior and junior subordinated convertible debentures in its diluted income per share calculation regardless of whether the market price triggers or other contingent conversion features have been met.  The Company applies the treasury stock method as it has the intent and ability to settle the principal amounts of the senior and junior subordinated convertible debentures in cash.  This method results in incremental dilutive shares when the average market value of the Company's common stock for a reporting period exceeds the conversion prices per share which were $66.05 and $24.31 for the senior and junior subordinated convertible debentures, respectively, at March 31, 2016 and adjust as dividends are recorded in the future.

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

In the event that a probable loss cannot be reasonably estimated, the Company does not accrue for such losses. Management makes a determination as to when a potential loss is reasonably possible based on relevant accounting literature and then includes appropriate disclosure of the contingency. As the Company continues to monitor litigation matters, whether deemed material as of March 31, 2016 or not, its determination could change, and the Company may decide, at some future date, to establish an appropriate reserve.

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

Goodwill and Other Intangible Assets

Goodwill is recorded when the purchase price paid for an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired.  The Company is required to perform an impairment review annually, and more frequently under certain circumstances.  The goodwill is subjected to this annual impairment test during the fourth quarter of the Company's fiscal year.  The Company engages primarily in the development, manufacture and sale of semiconductor products as well as technology licensing.  As a result, the Company concluded there are two reporting units, semiconductor products and technology licensing. Under the qualitative goodwill impairment assessment standard, management evaluates whether it is more likely than not that goodwill is impaired. If it is determined that it is more likely than not, the Company proceeds with the next step of the impairment test, which compares the fair value of the reporting unit to its carrying value.  If the Company determines through the impairment process that goodwill has been impaired, the Company will record the impairment charge in its results of operation.  Through March 31, 2016, the Company has not had impaired goodwill.  The Company's other intangible assets represent existing technologies, core and developed technology, in-process research and development, trademarks and trade names, and customer-related intangibles. Other intangible assets are amortized over their respective estimated lives, ranging from one year to ten years.  In the event that facts and circumstances indicate intangibles or other long-lived assets may be impaired, the Company evaluates the recoverability and estimated useful lives of such assets.  In-process research and development is capitalized until such time the related projects are completed or abandoned at which time the capitalized amounts will begin to be amortized or written off.

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

Share-Based Compensation

The Company has equity incentive plans under which non-qualified stock options and restricted stock units (RSUs) have been granted to employees and non-employee members of the Board of Directors.  In the second half of fiscal 2006, the Company adopted RSUs as its primary equity incentive compensation instrument for employees.  The Company also has employee stock purchase plans for eligible employees.

The Company estimates the fair value of share-based payment awards on the date of grant using an option pricing model.  The value of the portion of the award that is ultimately expected to vest is recognized as expense straight-line over the requisite service periods.  The Company has estimated the fair value of each award as of the date of grant using the Black-Scholes option pricing model, which was developed for use in estimating the value of traded options that have no vesting restrictions and that are freely transferable.

Determining the appropriate fair-value model and calculating the fair value of share-based awards at the date of grant requires judgment.  The fair value of RSUs is based on the fair market value of the Company's common stock on the date of grant discounted for expected future dividends.  The Company uses the Black-Scholes option pricing model to estimate the fair value of employee stock options and rights to purchase shares under stock purchase plans.  Option pricing models, including the Black-Scholes model, also require the use of input assumptions, including expected volatility, expected life, expected dividend rate, and expected risk-free rate of return.  The Company uses a blend of historical and implied volatility based on options freely traded in the open market as it believes this is more reflective of market conditions and a better indicator of expected volatility than using purely historical volatility.  The expected life of the awards is based on historical and other economic data trended into the future.  The risk-free interest rate assumption is based on observed interest rates appropriate for the expected terms of the Company's awards.  The dividend yield assumption is based on the Company's history and expectation of future dividend payouts.  The Company estimates the number of share-based awards which will be forfeited due to employee turnover.  Quarterly changes in the estimated forfeiture rate would affect share-based compensation, as the impact on prior period amortization for all unvested awards is recognized in the period the forfeiture estimate is changed.  If the actual forfeiture rate is higher than the estimated forfeiture rate, then an adjustment is made to increase the estimated forfeiture rate, which will result in a decrease to the expense recognized in the financial statements.  If the actual forfeiture rate is lower than the estimated forfeiture rate, then an adjustment is made to decrease the estimated forfeiture rate, which will result in an increase to the expense recognized in the financial statements.  If forfeiture adjustments are made, they would affect the Company's results of operations.  The effect of forfeiture adjustments in the years ended March 31, 2016, 2015 and 2014 was immaterial.

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

Distributor advances, included in deferred income on shipments to distributors in the consolidated balance sheets, totaled $102.9 million at March 31, 2016 and $116.0 million at March 31, 2015.  On sales to distributors, the Company's payment terms generally require the distributor to settle amounts owed to the Company for an amount in excess of their ultimate cost.  The Company's sales price to its distributors may be higher than the amount that the distributors will ultimately owe the Company because distributors often negotiate price reductions after purchasing the product from the Company and such reductions are often significant.  It is the Company's practice to apply these negotiated price discounts to future purchases, requiring the distributor to settle receivable balances, on a current basis, generally within 30 days, for amounts originally invoiced.  This practice has an adverse impact on the working capital of the Company's distributors.  As such, the Company has entered into agreements with certain distributors whereby it advances cash to the distributors to reduce the distributor's working capital requirements.  These advances are reconciled at least on a quarterly basis and are estimated based on the amount of ending inventory as reported by the distributor multiplied by a negotiated percentage.  Such advances have no impact on revenue recognition or the Company's consolidated statements of income.  The Company processes discounts taken by distributors against its deferred income on shipments to distributors' balance and trues-up the advanced amounts generally after the end of each completed fiscal quarter.  The terms of these advances are set forth in binding legal agreements and are unsecured, bear no interest on unsettled balances and are due upon demand.  The agreements governing these advances can be canceled by the Company at any time.

Use of Estimates

The Company has made a number of estimates and assumptions relating to the reporting of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities to prepare its consolidated financial statements in conformity with U.S. Generally Accepted Accounting Principles.  Actual results could differ from those estimates.

Business Segments
Operating segments are components of an enterprise about which separate financial information is regularly reviewed by the chief operating decision maker(s) ("CODM") to assess the performance of the component and make decisions about the resources to be allocated to the component. The Company's Chairman and Chief Executive Officer and the Company's President and Chief Operating Officer have been identified as the CODMs as they jointly manage the Company's worldwide consolidated enterprise. Based on the Company's structure and manner in which the Company is managed and decisions are made, the Company's business is made up of two operating segments, semiconductor products and technology licensing.
In the semiconductor products segment, the Company designs, develops, manufactures and markets microcontrollers, development tools and analog, interface, mixed signal and timing products. Under the leadership of the CODMs, the Company is structured and organized around standardized roles and responsibilities based on product groups and functional activities. The Company's product groups are responsible for product research, design and development. The Company's functional activities include sales, marketing, manufacturing, information technology, human resources, legal and finance.
The Company's product groups have similar products, production processes, types of customers and methods for distribution. In addition, the tools and technologies used in the design and manufacture of the Company's products are shared among the various product groups. The Company's product group leaders, under the direction of the CODMs, define the product roadmaps and team with sales personnel to achieve design wins and revenue and other performance targets. Product group leaders also interact with manufacturing and operational personnel who are responsible for the production, prioritization and planning of the Company's manufacturing capabilities to help ensure the efficiency of the Company's operations and fulfillment of customer requirements. This centralized structure supports a global operating strategy in which the CODMs assess performance and allocate resources based on the Company's consolidated results.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09-Revenue from Contracts with Customers (Topic 606), which will supersede nearly all existing revenue recognition guidance under US GAAP.  The standard's core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In July 2015, the FASB delayed the effective date of the new standard by one year to December 15, 2017, for annual and interim reporting periods beginning after that date. In accordance with the delay, the new standard will be effective for the Company beginning no later than April 1, 2018.  Early adoption is permitted, but not before the original effective date of December 15, 2016.  The new standard allows for the amendment to be applied either retrospectively to each prior reporting period presented or retrospectively as a cumulative-effect adjustment as of the date of adoption. In March 2016, the FASB issued ASU 2016-08 - Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarifies the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU 2016-10 - Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which clarifies the implementation guidance on identifying performance obligations. In May 2016, the FASB issued ASU 2016-12 - Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which addresses implementation issues that were raised by stakeholders and discussed by the Revenue Recognition Transition Resource Group. As described in the Company's significant accounting policies, the Company defers the revenue and cost of sales on shipments to distributors until the distributor sells the product to their end customer. Upon adoption of ASU 2014-09, ASU 2015-14, ASU 2016-08, ASU 2016-10 and ASU 2016-12, the Company will no longer defer revenue until sale by the distributor to the end customer, but rather, will be required to estimate the effects of returns and allowances provided to distributors and record revenue at the time of sale to the distributor. The Company is currently evaluating the impact that the adoption of the standards may have on its consolidated financial statements and additional changes may be identified. The Company has not elected a transition method.

In April 2015, the FASB issued ASU 2015-03-Simplifying the Presentation of Debt Issuance Costs. This standard amends existing guidance to require the presentation of debt issuance costs in the balance sheet as a deduction from the carrying amount of the related debt liability instead of as a deferred charge. ASU 2015-03 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015 and requires retrospective application. The Company does not expect this standard to have a material impact on its consolidated financial statements.

In July 2015, the FASB issued ASU 2015-11-Simplifying the Measurement of Inventory. This standard requires that entities measure inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. ASU 2015-11 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2016 and is applied prospectively. Early adoption is permitted. The Company does not expect this standard to have a material impact on its consolidated financial statements.

In September 2015, the FASB issued ASU 2015-16-Business Combinations (Topic 805), Simplifying the Accounting for Measurement-Period Adjustments. This standard amends existing guidance to require acquiring entities in a business combination to recognize measurement-period adjustments in the reporting period in which the adjustment amounts are determined. The standard also requires entities to present separately on the face of the income statement (or disclose in the notes to the financial statements) the amount of the adjustment reflected in the current period earnings, by line item, that would have been recognized in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. ASU 2015-16 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. Early adoption is permitted. The standard is to be applied prospectively to measurement-period adjustments that occur after the effective date. The Company adopted this standard beginning in the second quarter of fiscal 2016 and the adoption of this standard did not have a material impact on its consolidated financial statements.

In November 2015, the FASB issued ASU 2015-17-Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes.  The new guidance requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. The guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2016, with early adoption permitted. The new guidance was adopted by the Company on a prospective basis in the third quarter for the fiscal year ended March 31, 2016. Prior period amounts in the Company's consolidated balance sheet within this Annual Report on Form 10-K were not adjusted to conform to the new accounting standard. The adoption of this accounting standard was not material to the Company's consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01-Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. This standard addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. ASU 2016-01 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is not permitted. The Company is currently evaluating the impact the adoption of this standard will have on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases. This standard requires lessees to recognize a lease liability and a right-of-use asset on the balance sheet and aligns many of the underlying principles of the new lessor model with those in Accounting Standards Codification Topic 606, Revenue from Contracts with Customers. ASU 2016-02 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018. The Company is currently evaluating the impact the adoption of this standard will have on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation, Improvements to Employee Share-Based payment Accounting (Topic 718).  This standard is intended to provide simplification of the accounting for share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. ASU 2016-09 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2016. The Company is currently evaluating the impact the adoption of this standard will have on its consolidated financial statements.

2.    BUSINESS ACQUISITIONS
Acquisition of Micrel
On August 3, 2015, the Company acquired Micrel, a publicly traded company based in San Jose, California. The Company paid an aggregate of approximately $430.0 million in cash and issued an aggregate of 8,626,795 shares of its common stock to Micrel shareholders. The number of shares issued in the transaction was subsequently repurchased in the open market during the year ended March 31, 2016. The total consideration transferred in the acquisition, including approximately $4.1 million of non cash consideration for the exchange of certain share-based payment awards of Micrel for stock awards of the Company, and approximately $13.1 million of cash consideration for the payout of vested employee stock awards, was approximately $816.2 million. The Company financed the cash portion of the purchase price using borrowings under its existing credit agreement. As a result of the acquisition, Micrel became a wholly owned subsidiary of the Company. Micrel's business is to design, develop, manufacture and market a range of high-performance analog, power and mixed-signal integrated circuits. Micrel's products address a wide range of end markets including industrial and automotive, wireline communications, enterprise and cloud infrastructure and mobility. Micrel also manufactures custom analog and mixed-signal circuits and provides wafer foundry services for customers which produce electronic systems utilizing semiconductor manufacturing processes as well as micro-electrical mechanical system technologies. The Company's primary reason for this acquisition was to expand the Company's range of solutions, products and capabilities by extending its served available market.
The acquisition was accounted for under the acquisition method of accounting, with the Company identified as the acquirer, and the operating results of Micrel have been included in the Company's consolidated financial statements as of the closing date of the acquisition. Under the acquisition method of accounting, the aggregate amount of consideration paid by the Company was allocated to Micrel's net tangible assets and intangible assets based on their estimated fair values as of August 3, 2015.  The excess of the purchase price over the value of the net tangible assets and intangible assets was recorded to goodwill. The factors contributing to the recognition of goodwill were based upon the Company's conclusion that there are strategic and synergistic benefits that are expected to be realized from the acquisition. The goodwill has been allocated to the Company's semiconductor products reporting segment.  None of the goodwill related to the Micrel acquisition is deductible for tax purposes.  The Company retained an independent third-party appraiser to assist management in its valuation; however, the purchase price allocation has not been finalized. This could result in adjustments to the fair values of the assets acquired and liabilities assumed, the useful lives of intangible assets, the residual amount allocated to goodwill and deferred income taxes recognized. The preliminary allocation of the purchase price is based on the best estimates of management and is subject to revision based on the final valuations and estimates of useful lives.
The table below represents the preliminary allocation of the purchase price, including adjustments to the purchase price allocation from the originally reported figures at September 30, 2015, to the net assets acquired based on their estimated fair values as of August 3, 2015, as well as the associated estimated useful lives of the acquired intangible assets at that date (amounts in thousands):

Assets acquired	Previously Reported September 30, 2015	Adjustments	March 31, 2016
Cash and cash equivalents	$99,196	$—	$99,196
Accounts receivable, net	12,296	1,800	14,096
Inventories	78,967	(5,499)	73,468
Prepaid expenses and other current assets	10,548	104	10,652
Property, plant and equipment, net	38,566	—	38,566
Goodwill	437,060	3,932	440,992
Purchased intangible assets	274,800	(1,300)	273,500
Other assets	4,268	—	4,268
Total assets acquired	955,701	(963)	954,738

Liabilities assumed
Accounts payable	(11,068)	—	(11,068)
Other current liabilities	(30,241)	(1,400)	(31,641)
Deferred tax liabilities	(88,796)	761	(88,035)
Long-term income tax payable	(9,239)	1,602	(7,637)
Other long-term liabilities	(127)	—	(127)
Total liabilities assumed	(139,471)	963	(138,508)
Purchase price allocated	$816,230	$—	$816,230

Purchased Intangible Assets	Useful Life	August 3, 2015
	(in years)	(in thousands)
Core/developed technology	10	$175,800
In-process technology	10	21,000
Customer-related	5	71,100
Backlog	1	5,600
Total purchased intangible assets		$273,500
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
The amount of Micrel net sales included in the Company's consolidated statements of income for the year ended March 31, 2016 was approximately $116.4 million. The operations of Micrel were fully integrated into the Company's operations as of November 1, 2015 and as such, cost of sales and operating expenses were no longer segregated as of that date.

The following unaudited pro-forma consolidated results of operations for the years ended March 31, 2016 and 2015 assume the Micrel acquisition occurred as of April 1, 2014. The pro-forma adjustments are mainly comprised of acquired inventory fair value costs and amortization of purchased intangible assets. The pro-forma results of operations are presented for informational purposes only and are not indicative of the results of operations that would have been achieved if the acquisition had taken place on April 1, 2014 or of results that may occur in the future (amounts in thousands except per share data):

	Year ended March 31,
	2016	2015
Net sales	$2,283,517	$2,352,727
Net income	$365,654	$278,673
Basic earnings per share	$1.80	$1.39
Diluted earnings per share	$1.68	$1.25
Acquisition of ISSC
On July 17, 2014, the Company acquired an 83.5% interest in Taiwan-based ISSC, a leading provider of low power Bluetooth and advanced wireless solutions for the Internet of Things (IoT) market. The Company acquired the 83.5% ownership interest through a tender offer process. After the completion of the tender offer, the Company continued to acquire additional shares of ISSC, and as of June 30, 2015, the Company had completed the acquisition of 100% of the outstanding shares of ISSC.
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

Assets acquired	June 30, 2015
Cash and cash equivalents	$15,120
Short-term investments	27,063
Accounts receivable, net	8,792
Inventories	16,542
Prepaid expenses and other current assets	2,501
Property, plant and equipment, net	2,637
Goodwill	154,788
Purchased intangible assets (1)	147,800
Other assets	1,370
Total assets acquired	376,613

Liabilities assumed
Accounts payable	(9,860)
Other current liabilities	(16,535)
Long-term income tax payable	(4,791)
Deferred tax liability	(25,126)
Other long-term liabilities	(245)
Total liabilities assumed	(56,557)
Net assets acquired including noncontrolling interest	320,056
Less: noncontrolling interest	(52,467)
Net assets acquired	$267,589

(1) Purchased Intangible Assets	Useful Life	July 17, 2014
	(in years)	(in thousands)
Core/developed technology	10	$68,900
In-process technology	10	27,200
Customer-related	3	51,100
Backlog	1	600
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

Assets acquired	March 31, 2015
Cash and cash equivalents	$14,790
Short-term investments	140,984
Accounts receivable, net	7,047
Inventories	27,630
Prepaid expenses	1,493
Deferred tax assets	2,456
Other current assets	12,625
Property, plant and equipment, net	15,679
Goodwill	143,160
Purchased intangible assets (1)	89,600
Other assets	325
Total assets acquired	455,789

Liabilities assumed
Accounts payable	(8,481)
Accrued liabilities	(19,224)
Long-term income tax payable	(3,796)
Deferred tax liability	(32,511)
Total liabilities assumed	(64,012)
Net assets acquired	$391,777

(1) Purchased Intangible Assets	Useful Life	April 1, 2014
	(in years)	(in thousands)
Core/developed technology	10	$68,900
In-process technology	10	1,900
Customer-related	2	17,700
Backlog	1	1,100
		$89,600

3.    SPECIAL CHARGES

During fiscal 2016, the Company incurred special charges of $4.0 million comprised of $11.2 million related to severance, office closing and other costs associated with the Company's acquisition activity and legal settlement costs of approximately $4.3 million partially offset by special income of $11.5 million related to an insurance settlement for reimbursement of funds Microchip previously paid to settle a lawsuit in the second quarter of fiscal 2013. During fiscal 2015 and fiscal 2014, the Company incurred special charges of $2.8 million and $3.0 million, respectively, related to severance, office closing and other costs associated with its acquisition activity.

4.	INVESTMENTS

The Company's investments are intended to establish a high-quality portfolio that preserves principal, meets liquidity needs, avoids inappropriate concentrations, and delivers an appropriate yield in relationship to the Company's investment guidelines and market conditions.  The following is a summary of available-for-sale securities at March 31, 2016 (amounts in thousands):

	Available-for-sale Securities
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Government agency bonds	$468,290	$439	$(99)	$468,630
Corporate bonds and debt	1,000	—	—	1,000
Marketable equity securities	2,195	8	—	2,203
Total	$471,485	$447	$(99)	$471,833

The following is a summary of available-for-sale securities at March 31, 2015 (amounts in thousands):

	Available-for-sale Securities
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Government agency bonds	$741,780	$676	$(200)	$742,256
Municipal bonds	41,552	155	(9)	41,698
Auction rate securities	9,825	—	—	9,825
Time deposits (1)	506	—	—	506
Corporate bonds and debt	924,818	2,376	(265)	926,929
Marketable equity securities	1,362	11,804	—	13,166
Total	$1,719,843	$15,011	$(474)	$1,734,380
(1) Time deposits in various financial institutions with maturities greater than three months that will mature within one year.

At March 31, 2016, the Company's available-for-sale debt securities and marketable equity securities are presented on the consolidated balance sheets as short-term investments of $353.3 million and long-term investments of $118.5 million.  At March 31, 2015, the Company’s available-for-sale debt securities and marketable equity securities are presented on the consolidated balance sheets as short-term investments of $1,351.1 million and long-term investments of $383.3 million.

The Company sold available-for-sale investments for proceeds of $1,501.5 million, $273.9 million and $135.3 million during the years ended March 31, 2016, 2015 and 2014, respectively. The Company sold available-for-sale investments during the fourth quarter of fiscal 2016 to finance a portion of the purchase price of its Atmel acquisition which closed on April 4, 2016. The Company had net realized gains of $13.7 million and $18.5 million from sales of available-for-sale marketable equity and debt securities during the years ended March 31, 2016 and 2015, respectively. The Company had no material realized gains or losses from the sale of available-for-sale equity and debt securities during the year ended March 31, 2014. The Company determines the cost of available-for-sale debt securities sold on a FIFO basis at the individual security level for sales from multiple lots. For sales of marketable equity securities, the Company uses an average cost basis at the individual security level. Gains and losses recognized in earnings are credited or charged to other income (expense) on the consolidated statements of income.

At March 31, 2016, the Company's marketable equity securities consisted of an investment in Adesto Technologies Corporation, which effected its initial public offering on the NASDAQ stock exchange on October 26, 2015. This investment was previously classified as available-for-sale corporate debt as of March 31, 2015. At March 31, 2015, the Company's marketable equity securities consisted of an investment in Hua Hong Semiconductor Limited (Hua Hong), which effected its initial public offering on the Hong Kong stock exchange on October 15, 2014. The Company sold all of its remaining shares of Hua Hong in the three months ended June 30, 2015.

The following tables show all investments in an unrealized loss position for which an other-than-temporary impairment has not been recognized and the related gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position (amounts in thousands):

	March 31, 2016
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Government agency bonds	$148,562	$(99)	$—	$—	$148,562	$(99)
Corporate bonds and debt	—	—	1,000	—	1,000	—
Total	$148,562	$(99)	$1,000	$—	$149,562	$(99)

	March 31, 2015
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Government agency bonds	$162,948	$(142)	$29,942	$(58)	$192,890	$(200)
Municipal bonds	13,318	(9)	—	—	13,318	(9)
Corporate bonds and debt	163,095	(219)	19,021	(46)	182,116	(265)
Total	$339,361	$(370)	$48,963	$(104)	$388,324	$(474)

Management does not believe any of the unrealized losses represent an other-than-temporary impairment based on its evaluation of available evidence as of March 31, 2016 and the Company's intent is to hold these investments until these assets are no longer impaired.  For those debt securities not scheduled to mature until after March 31, 2017, such recovery is not anticipated to occur in the next year and these investments have been classified as long-term investments on the consolidated balance sheet.

The amortized cost and estimated fair value of the available-for-sale securities at March 31, 2016, by contractual maturity, excluding marketable equity securities of $2.2 million, which have no contractual maturity, are shown below (amounts in thousands). Expected maturities can differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties, and the Company views its available-for-sale securities as available for current operations.

	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale
Due in one year or less	$41,078	$5	$(5)	$41,078
Due after one year and through five years	428,212	434	(94)	428,552
Due after five years and through ten years	—	—	—	—
Due after ten years	—	—	—	—
Total	$469,290	$439	$(99)	$469,630

The amortized cost and estimated fair value of the available-for-sale securities at March 31, 2015, by maturity, excluding marketable equity securities of $13.2 million and corporate debt of $6.2 million, which have no contractual maturity, are shown below (amounts in thousands).

	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale
Due in one year or less	$224,531	$512	$(34)	$225,009
Due after one year and through five years	1,395,685	2,648	(330)	1,398,003
Due after five years and through ten years	82,250	47	(110)	82,187
Due after ten years	9,825	—	—	9,825
Total	$1,712,291	$3,207	$(474)	$1,715,024

5.    FAIR VALUE MEASUREMENTS

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

Assets Measured at Fair Value on a Recurring Basis

Assets measured at fair value on a recurring basis at March 31, 2016 are as follows (amounts in thousands):

	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Assets
Cash and cash equivalents:
Money market mutual funds	$1,787,446	$—	$—	$1,787,446
Deposit accounts	—	305,305	—	305,305
Short-term investments:
Marketable equity securities	2,203	—	—	2,203
Corporate bonds and debt	—	1,000	—	1,000
Government agency bonds	—	350,081	—	350,081
Long-term investments:
Government agency bonds	—	118,549	—	118,549
Total assets measured at fair value	$1,789,649	$774,935	$—	$2,564,584

Assets measured at fair value on a recurring basis at March 31, 2015 are as follows (amounts in thousands):

	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Assets
Cash and cash equivalents:
Money market mutual funds	$279,833	$—	$—	$279,833
Deposit accounts	—	327,982	—	327,982
Short-term investments:
Marketable equity securities	13,166	—	—	13,166
Corporate bonds and debt	—	756,664	—	756,664
Time deposits (1)	—	506	—	506
Government agency bonds	—	549,737	—	549,737
Municipal bonds	—	30,981	—	30,981
Long-term investments:
Corporate bonds and debt	—	164,075	6,190	170,265
Government agency bonds	—	192,519	—	192,519
Municipal bonds	—	10,717	—	10,717
Auction rate securities	—	—	9,825	9,825
Other assets
Derivative assets	—	8,928	—	8,928
Total assets measured at fair value	$292,999	$2,042,109	$16,015	$2,351,123

(1) Time deposits in various financial institutions with maturities greater than three months that will mature within one year.

There were no transfers between Level 1 and Level 2 during fiscal 2016 or fiscal 2015.

The following table presents a reconciliation for all assets measured at fair value on a recurring basis, excluding accrued interest components, using significant unobservable inputs (Level 3) for the year ended March 31, 2016. There were no changes in the fair value of these assets measured on a recurring basis during fiscal 2015 (amounts in thousands):

Year ended March 31, 2016	Auction Rate Securities	Corporate Debt	Total Gains (Losses)
Balance at March 31, 2015	$9,825	$6,190	$—
Total gains (losses) (realized):
Included in earnings	2,780	(3,995)	(1,215)
Purchases, sales, issuances, and settlements, net	(12,605)	—	—
Transfers out of Level 3	—	(2,195)	—
Balance at March 31, 2016	$—	$—	$(1,215)

Transfers into or out of Level 3 are made if the inputs used in the financial models measuring the fair values of the assets became unobservable or observable, respectively, in the current marketplace. During the year ended March 31, 2016, the Company transferred $2.2 million of corporate debt assets out of Level 3 as the inputs used to value these assets became observable in the current marketplace and are classified as Level 1 as of March 31, 2016. This transfer was effective on October 26, 2015.

During the fourth quarter of fiscal 2016, the Company sold its ARS for proceeds of $12.6 million. At March 31, 2015, the Company's ARS for which auctions were unsuccessful were made up of securities related to the insurance industry valued at $9.8 million with a par value of $22.4 million. During the period the Company held the ARS, the Company estimated the fair value of its ARS, which were classified as Level 3 securities, based on the following: (i) the underlying structure of each security; (ii) the present value of future principal and interest payments discounted at rates considered to reflect current market conditions; (iii) consideration of the probabilities of default, auction failure, or repurchase at par for each period; and (iv) estimates of the recovery rates in the event of default for each security. The significant unobservable inputs used in the fair value measurement of the ARS were estimated risk free discount rates, liquidity risk premium, and the liquidity horizon. The risk free discount rate applied to these securities was 2.0% to 2.5% adjusted for the liquidity risk premium which ranged from 9.1% to 29.5%. The anticipated liquidity horizon ranged from 7 to 10 years.
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

The Company's non-marketable and cost method investments are monitored on a quarterly basis for impairment charges.  The fair values of these investments have been determined as Level 3 fair value measurements because the valuations use unobservable inputs that require management's judgment due to the absence of quoted market prices. There were no impairment charges recognized on these investments during the years ended March 31, 2016 or March 31, 2015. During the year ended March 31, 2014, the Company recognized impairment charges of $0.7 million on these investments. These investments are included in other assets on the consolidated balance sheets.

The fair value measurements related to the Company's non-financial assets, such as intangible assets, assets held for sale and property, plant and equipment are based on available market prices at the measurement date based on transactions of similar assets and third-party independent appraisals, less costs to sell where appropriate. The Company classifies these measurements as Level 2.

6.    FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount of cash equivalents approximates fair value because their maturity is less than three months. Management believes the carrying amount of the equity and cost-method investments materially approximated fair value at March 31, 2016 based upon unobservable inputs. The fair values of these investments have been determined as Level 3 fair value measurements. The fair values of the Company's line of credit borrowings are estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements and approximate carrying value. Based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities, the fair value of the Company's line of credit borrowings at March 31, 2016 approximated book value and are considered Level 2 in the fair value hierarchy described in Note 5. The carrying amount of accounts receivable, accounts payable and accrued liabilities approximates fair value due to the short-term maturity of the amounts and are considered Level 2 in the fair value hierarchy.

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

The carrying amounts and fair values of the Company’s senior and junior subordinated convertible debentures as of March 31, 2016 and 2015 are as follows (amounts in thousands):

	March 31, 2016		March 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
1.625% Senior Subordinated Convertible Debentures	$1,234,733	$1,762,088	$1,174,036	$1,787,531
2.125% Junior Subordinated Convertible Debentures	$196,304	$1,143,117	$190,870	$1,124,125

7.    ACCOUNTS RECEIVABLE

Accounts receivable consists of the following (amounts in thousands):

	March 31, 2016	March 31, 2015
Trade accounts receivable	$289,013	$269,844
Other	3,710	6,714
Total accounts receivable, gross	292,723	276,558
Less allowance for doubtful accounts	2,540	2,621
Total accounts receivable, net	$290,183	$273,937

8.    INVENTORIES

The components of inventories consist of the following (amounts in thousands):

	March 31, 2016	March 31, 2015
Raw materials	$12,179	$13,263
Work in process	208,283	197,565
Finished goods	86,353	68,628
Total inventories	$306,815	$279,456

Inventories are valued at the lower of cost or market using the first-in, first-out method. Inventory impairment charges establish a new cost basis for inventory and charges are not subsequently reversed to income even if circumstances later suggest that increased carrying amounts are recoverable.

9.	ASSETS HELD FOR SALE

During the year ended March 31, 2015, the Company began to actively market real property it acquired in the Supertex acquisition. As of March 31, 2015, the Company classified the property as held for sale on its consolidated balance sheet at its fair value of approximately $14.0 million. The Company sold the property on July 22, 2015 for $14.3 million.

10.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following (amounts in thousands):

	March 31, 2016	March 31, 2015
Land	$63,907	$55,624
Building and building improvements	458,379	434,403
Machinery and equipment	1,645,617	1,576,074
Projects in process	99,370	76,315
Total property, plant and equipment, gross	2,267,273	2,142,416
Less accumulated depreciation and amortization	1,657,877	1,560,844
Total property, plant and equipment, net	$609,396	$581,572

Depreciation expense attributed to property, plant and equipment was $103.9 million, $97.3 million and $89.7 million for the fiscal years ending March 31, 2016, 2015 and 2014, respectively.

11.    NONCONTROLLING INTERESTS

The following table presents the changes in the components of noncontrolling interests for the years ended March 31, 2016 and March 31, 2015 (amounts in thousands):

Noncontrolling Interests
Balance at March 31, 2014	$—
Additions due to acquisition of controlling interest in ISSC	52,467
Net loss attributable to noncontrolling interests	(3,684)
Other comprehensive loss attributable to noncontrolling interests	(866)
Purchase of additional interests	(31,849)
Other	304
Balance at March 31, 2015	16,372
Net loss attributable to noncontrolling interests	(207)
Purchase of additional interests	(16,165)
Balance at March 31, 2016	$—

The following table presents the effect of changes in the Company's ownership interest in ISSC on the Company's stockholders' equity (amounts in thousands):

	Year ended March 31,
	2016	2015
Net income attributable to Microchip Technology stockholders	$324,132	$369,009
(Decrease) increase in paid-in capital for purchase of additional interests	(1,611)	345
Increase in paid-in capital for converted stock options	—	1,094
Net transfers (to) from noncontrolling interest	(1,611)	1,439
Change from net income attributable to Microchip Technology stockholders and transfers (to) from noncontrolling interest	$322,521	$370,448

The Company acquired the remaining noncontrolling interest in ISSC during the first quarter of fiscal 2016.

12.    INTANGIBLE ASSETS AND GOODWILL

Intangible assets consist of the following (amounts in thousands):

	March 31, 2016
	Gross Amount	Accumulated Amortization	Net Amount
Core and developed technology	$724,883	$(255,460)	$469,423
Customer-related	278,542	(200,331)	78,211
Trademarks and trade names	11,700	(7,571)	4,129
In-process technology	54,308	—	54,308
Distribution rights	5,580	(5,302)	278
Total	$1,075,013	$(468,664)	$606,349

	March 31, 2015
	Gross Amount	Accumulated Amortization	Net Amount
Core and developed technology	$549,415	$(189,149)	$360,266
Customer-related	262,769	(192,283)	70,486
Trademarks and trade names	13,180	(6,979)	6,201
In-process technology	67,142	—	67,142
Distribution rights	5,580	(5,258)	322
Total	$898,086	$(393,669)	$504,417

The Company amortizes intangible assets over their expected useful lives, which range between 1 and 15 years.  During the year ended March 31, 2016, as a result of the acquisition of Micrel, the Company acquired $175.8 million of core and developed technology which has a weighted average amortization period of 10 years, $71.1 million of customer-related intangible assets which have a weighted average amortization period of 5 years, $5.6 million of intangible assets related to backlog with an amortization period of 1 year and $21.0 million of in-process technology which has a weighted average amortization period of 10 years and will begin amortization once the technology reaches technological feasibility. In fiscal 2016, $33.8 million of in-process technology reached technological feasibility and was reclassified as core and developed technology and began being amortized over its estimated useful life.

The following is an expected amortization schedule for the intangible assets for fiscal 2017 through fiscal 2021, absent any future acquisitions or impairment charges (amounts in thousands):

Year ending March 31,	Projected Amortization Expense
2017	$137,321
2018	110,811
2019	94,573
2020	76,683
2021	50,974

Amortization expense attributed to intangible assets was $179.3 million, $181.0 million and $99.4 million for fiscal years 2016, 2015 and 2014, respectively.  In fiscal 2016, $3.6 million was charged to cost of sales and $175.7 million was charged to operating expenses.  In fiscal 2015, $3.8 million was charged to cost of sales and $177.2 million was charged to operating expenses.  In fiscal 2014, $4.7 million was charged to cost of sales and $94.7 million was charged to operating expenses.  The Company recognized impairment charges of $0.6 million, $1.9 million and $0.4 million in fiscal years 2016, 2015 and 2014, respectively.

Goodwill activity for fiscal years 2016 and 2015 was as follows (amounts in thousands):

	Semiconductor Products Reporting Unit	Technology Licensing Reporting Unit
Balance at March 31, 2014	$256,897	$19,200
Additions due to the acquisition of Supertex	143,160	—
Additions due to acquisition of controlling interest in ISSC	154,399	—
Adjustments due to other acquisitions	624	—
Foreign currency translation adjustments	(3,009)	—
Balance at March 31, 2015	552,071	19,200
Additions due to the acquisition of Micrel	440,992	—
Adjustments due to the acquisition of ISSC	389	—
Balance at March 31, 2016	$993,452	$19,200

At March 31, 2016, the Company applied a qualitative goodwill impairment screen to its two reporting units, concluding it was not more likely than not that goodwill was impaired. Through March 31, 2016, the Company has never recorded an impairment charge against its goodwill balance.

13.	INCOME TAXES

The income tax provision consists of the following (amounts in thousands):

	Year Ended March 31,
	2016	2015	2014
Pretax Income:
U.S.	$(75,515)	$(944)	$28,245
Foreign	356,808	346,851	404,109
	$281,293	$345,907	$432,354
Current expense (benefit):
U.S. Federal	$(3,966)	$(3,185)	$992
State	(188)	(24)	64
Foreign	21,947	16,602	30,697
Total current	$17,793	$13,393	$31,753
Deferred expense (benefit):
U.S. Federal	$(42,207)	$(22,641)	$14,445
State	(1,990)	(1,562)	929
Foreign	(16,228)	(8,608)	(10,054)
Total deferred	(60,425)	(32,811)	5,320
Total	$(42,632)	$(19,418)	$37,073

The tax benefit associated with the Company's equity incentive plans reduced taxes currently payable by $0.8 million, $1.2 million and $1.4 million for the years ended March 31, 2016, 2015 and 2014, respectively.  These amounts were credited to additional paid-in capital in each of these fiscal years.

The provision for income taxes differs from the amount computed by applying the statutory federal tax rate to income before income taxes.  The sources and tax effects of the differences in the total income tax provision are as follows (amounts in thousands):

	Year Ended March 31,
	2016	2015	2014
Computed expected income tax provision	$98,453	$121,067	$151,324
State income taxes, net of federal benefits	(1,246)	(20)	686
Research and development tax credits - current year	(13,542)	(9,703)	(4,875)
Research and development tax credits - prior years	(2,511)	(1,789)	1,600
Foreign income taxed at lower than the federal rate	(114,497)	(106,939)	(116,003)
Increases related to current and prior year tax positions	14,462	19,769	16,809
Decreases related to prior year tax positions (1)	(12,103)	(33,100)	(14,581)
Withholding taxes	5,970	5,218	6,212
Change in valuation allowance	(2,482)	(14,286)	—
Intercompany prepaid tax asset amortization	(15,493)	(1,089)	—
Other	357	1,454	(4,099)
Total	$(42,632)	$(19,418)	$37,073

(1) The release of prior year tax positions during fiscal 2016 increased each of the basic and diluted net income per common share by $0.06. The release of prior year tax positions during fiscal 2015 increased the basic and diluted net income per common share by $0.16 and $0.15, respectively. The release of prior year tax positions during fiscal 2014 increased each of the basic and diluted net income per common share by $0.07.

The foreign tax rate differential benefit primarily relates to the Company's operations in Thailand, Cayman and Ireland. The Company's Thailand manufacturing operations are currently subject to numerous tax holidays granted to the Company based on its investment in property, plant and equipment in Thailand. The Company's tax holiday periods in Thailand expire at various times in the future, however, the Company actively seeks to obtain new tax holidays. The Company does not expect the future expiration of any of its tax holiday periods in Thailand to have a material impact on its effective tax rate. The aggregate dollar benefits derived from these tax holidays approximated $6.0 million, $12.4 million and $16.8 million in fiscal 2016, 2015 and 2014, respectively.

No U.S. income taxes have been provided on substantially all of the filing basis undistributed foreign earnings and profits of approximately $3.4 billion as of March 31, 2016 since the Company has the ability and intent to permanently reinvest these amounts. If such earnings were repatriated, additional tax expense may result, although the calculation of such additional taxes is not practicable.

During the year ended March 31, 2016, the Company effectively settled several open tax positions related to the examination of fiscal years 2012 and 2011 by the U.S. Internal Revenue Service (IRS).  In addition, the Company benefited from the expiration of the statute of limitations and other releases related to previously accrued tax reserves.  The total tax benefit associated with these items resulted in a reduction of income tax provision of approximately $12.1 million and a decrease in the effective tax rate of 4.3% in fiscal 2016.

The tax effects of temporary differences that give rise to significant portions of the Company's deferred tax assets and deferred tax liabilities are as follows (amounts in thousands):

	March 31,
	2016	2015
Deferred tax assets:
Deferred intercompany profit	$12,642	$10,865
Deferred income on shipments to distributors	34,830	34,493
Inventory valuation	12,082	9,605
Net operating loss carryforward	63,209	105,756
Capital loss carryforward	5,707	4,582
Share-based compensation	31,410	26,780
Income tax credits	100,294	115,893
Property, plant and equipment, principally due to differences in depreciation	16,262	2,236
Accrued expenses and other	7,559	671
Gross deferred tax assets	283,995	310,881
Valuation allowances	(161,834)	(116,482)
Deferred tax assets, net of valuation allowances	122,161	194,399
Deferred tax liabilities:
Convertible debentures	(496,626)	(493,897)
Other	(9,922)	(10,649)
Deferred tax liabilities	(506,548)	(504,546)
Net deferred tax liability	$(384,387)	$(310,147)

Reported as:
Current deferred tax assets	$—	$71,045
Non-current deferred tax assets	14,831	—
Non-current deferred tax liability	(399,218)	(381,192)
Net deferred tax liability	$(384,387)	$(310,147)

In addition to the deferred tax assets listed above, the Company has unrecorded tax benefits of $47.3 million attributable to the difference between the amount of the financial statement expense and the allowable tax deduction associated with share-based compensation. As a result of net operating loss (NOL) carryforwards, the Company was not able to recognize the excess tax benefits of share-based compensation deductions because the deductions did not reduce income tax payable. Although not recognized for financial reporting purposes, this unrecorded tax benefit is available to reduce future income and is incorporated into the disclosed amounts of the Company's federal and state NOL carryforwards, discussed below. If subsequently realized, the benefit will be recorded to contributed capital.
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

The Company had federal, state and foreign NOL carryforwards with an estimated tax effect of $99.5 million available at March 31, 2016.  The federal and state NOL carryforwards expire at various times between 2016 and 2035.  The Company believes that it is more likely than not that the benefit from certain foreign and state NOL carryforwards will not be realized.  In recognition of this risk, at March 31, 2016, the Company has provided a valuation allowance of $53.2 million.  The Company also has state tax credits with an estimated tax effect of $80.5 million available at March 31, 2016.  These state tax credits expire at various times between 2016 and 2036.  The Company believes that it is more likely than not that the full benefit from these state tax credits will not be realized, and therefore has provided a valuation allowance of $55.6 million.  The Company has capital loss carryforwards with an estimated tax effect of $5.7 million available at March 31, 2016. These capital loss carryforwards begin to expire in 2020. The Company believes that it is more likely than not that the full benefit from these capital losses will not be realized, and therefore has provided a valuation allowance of $5.7 million. The Company had U.S foreign tax credits with an estimated tax effect of $25.8 million that expire at various times between 2016 and 2026.  The

Company believes it is more likely than not that the benefit from these credits will not be fully realized and has provided a valuation allowance of $25.2 million.  At March 31, 2016, the Company had credits for increasing research activity in the amount of $72.7 million that expire at various times between 2022 and 2036. At March 31, 2016, the Company had $4.3 million of alternative minimum tax credits that do not expire. In addition, the Company had $20.0 million of withholding tax credits that expire at various times between 2022 and 2024 in foreign jurisdictions. The Company believes it is more likely than not that the benefit from these credits will not be fully realized and has provided a valuation allowance of $20.0 million.

During the year ended March 31, 2016, the H.R. 2029 "Protecting Americans from Tax Hikes Act of 2015" was signed into law which extended certain business tax provisions through December 31, 2019, including IRC section 954(c)(6) dealing with the application of Subpart F to certain inter-company payments among controlled foreign corporations. The expiration of section 954(c)(6) and the other expired provisions could have a material impact on the Company's consolidated results of operations subsequent to the year ended March 31, 2020.

The Company recognizes interest and penalties related to unrecognized tax benefits through income tax expense. The Company is subject to income taxes in the U.S. and numerous foreign jurisdictions.  The Company files U.S. federal, U.S. state, and foreign income tax returns.  For U.S. federal, and in general for U.S. state tax returns, the fiscal 2011 and later tax years remain open for examination by tax authorities.  The IRS is currently auditing Microchip's 2011 and 2012 tax years.  For foreign tax returns, the Company is generally no longer subject to income tax examinations for years prior to fiscal 2008.

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

The Company believes it maintains appropriate reserves to offset any potential income tax liabilities that may arise upon final resolution of matters for open tax years. If such reserve amounts ultimately prove to be unnecessary, the resulting reversal of such reserves could result in tax benefits being recorded in the period the reserves are no longer deemed necessary.  If such amounts prove to be less than an ultimate assessment, a future charge to expense would be recorded in the period in which the assessment is determined.  Although the timing of the resolution or closure of audits is highly uncertain, the Company does not believe that it is reasonably possible that the unrecognized tax benefits would materially change in the next 12 months.

The following table summarizes the activity related to the Company's gross unrecognized tax benefits from April 1, 2013 to March 31, 2016 (amounts in thousands):

	Year Ended March 31,
	2016	2015	2014
Beginning balance	$170,654	$149,878	$152,845
Increases related to acquisitions	46,245	8,381	341
Decreases related to settlements with tax authorities	(7,954)	(20,197)	(15,016)
Decreases related to statute of limitation expirations	(4,591)	(9,031)	(4,069)
Increases related to current year tax positions	16,315	23,179	14,669
Increases related to prior year tax positions	—	18,444	1,108
Ending balance	$220,669	$170,654	$149,878

As of March 31, 2016, the Company had accrued approximately $2.4 million related to the potential payment of interest on the Company's uncertain tax positions.  As of March 31, 2015, the Company had accrued approximately $0.7 million related to the potential payment of interest on the Company's uncertain tax positions. Interest was included in the provision for income taxes.  The Company has accrued for approximately $27.6 million in penalties related to its uncertain tax positions related to its international locations as of March 31, 2016 and March 31, 2015.  Interest and penalties charged or (credited) to operations during the years ended March 31, 2016, 2015 and 2014 related to the Company's uncertain tax positions were $1.7 million, $(1.8) million and $0.2 million, respectively. The increase related to prior year tax positions for March 31, 2015 related primarily to a balance sheet reclassification from a valuation allowance to a reserve in the amount of $15.7 million.

14.    1.625% SENIOR SUBORDINATED CONVERTIBLE DEBENTURES

In February 2015, the Company issued $1,725.0 million principal amount of 1.625% senior subordinated convertible debentures due February 15, 2025. The debentures are subordinated to the Company's senior debt, including amounts borrowed under its amended credit facility, but are senior to the Company's outstanding 2.125% junior subordinated convertible debentures. The debentures are convertible, subject to certain conditions, into cash, shares of the Company's common stock or a combination thereof, at the Company's election, at an initial base conversion rate of 14.5654 shares of common stock per $1,000 principal amount of debentures, representing an initial base conversion price of approximately $68.66 per share of common stock.  As a result of cash dividends paid since the issuance of the debentures, the conversion rate has been adjusted to 15.1396 shares of common stock per $1,000 of principal amount of debentures, representing a base conversion price of approximately $66.05 per share of common stock. In addition, if at the time of conversion the applicable price of the Company's common stock exceeds the base conversion price, the conversion rate will be increased by up to an additional initial base conversion rate of 7.2827 shares of common stock per $1,000 principal amount of debentures, as determined pursuant to a specified formula. As a result of cash dividends paid since the issuance of the debentures, the maximum number of additional shares that may be issued if the stock price of the Company's common stock exceeds the base conversion price has been adjusted to 7.5698 shares of common stock per $1,000 principal amount of debentures. However, in no event will the conversion rate exceed 20.3915 (adjusted to 21.1954 as a result of cash dividends paid since the issuance of the debentures) shares of common stock per $1,000 principal amount of debentures. The Company received net proceeds of approximately $1,694.7 million from the issuance of its senior subordinated convertible debentures after deduction of issuance costs of approximately $30.3 million. The $30.3 million in issuance costs was split between a debt component of $20.4 million and an equity component of $9.9 million.  The $20.4 million in debt issuance costs is recorded in other assets and is being amortized using the effective interest method over the term of the debentures.

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

As the debentures can be settled in cash upon conversion, for accounting purposes, the debentures were bifurcated into a liability component and an equity component, which are both initially recorded at fair value.  The carrying value of the equity component at March 31, 2016 and March 31, 2015 was $564.9 million.  The estimated fair value of the liability component of the debentures at the issuance date was $1,160.1 million resulting in a debt discount of $564.9 million.  The unamortized debt discount was $490.3 million at March 31, 2016 and $559.3 million at March 31, 2015.  The remaining period over which the unamortized debt discount will be recognized as non-cash interest expense is 8.87 years.  In fiscal 2016, the Company recognized $42.6 million in non-cash interest expense related to the amortization of the debt discount compared to $5.7 million in fiscal 2015.  The Company recognized $28.0 million of interest expense related to the 1.625% coupon on the debentures in fiscal 2016 compared to $3.8 million in fiscal 2015. The effective interest rate of the debentures is 5.9%.

15.    2.125% JUNIOR SUBORDINATED CONVERTIBLE DEBENTURES

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

The Company's remaining $575.0 million principal amount of 2.125% junior subordinated convertible debentures due December 15, 2037, are subordinated in right of payment to any future senior debt of the Company (including the Company's senior subordinated convertible debentures) and are effectively subordinated in right of payment to the liabilities of the Company's subsidiaries.  The debentures are convertible, subject to certain conditions, into cash, shares of the Company's common stock or a combination thereof, at the Company's election, at an initial conversion rate of 29.2783 shares of common stock per $1,000 principal amount of debentures, representing an initial conversion price of approximately $34.16 per share of common stock.  As of March 31, 2016, the holders of the debentures had the right to convert their debentures between April 1, 2016 and June 30, 2016 because for at least 20 trading days during the 30 consecutive trading day period ending on March 31, 2016, the Company's common stock had a last reported sale price greater than 130% of the conversion price. As of March 31, 2016, the Company has classified the junior subordinated convertible debentures as long-term on the consolidated balance sheets as the Company has the intent and ability to refinance the obligation on a long-term basis. As of March 31, 2016, a holder could realize more economic value by selling its debentures in the over the counter market than from converting its debentures.  As a result of cash dividends paid since the issuance of the debentures, the conversion rate has been adjusted to 41.1350 shares of common stock per $1,000 of principal amount of debentures, representing a conversion price of approximately $24.31 per share of common stock. The if-converted value of the debentures exceeded the principal amount by $565.1 million at March 31, 2016. The debentures include a contingent interest mechanism that begins in December 2017. The terms of the contingent interest include a 0.25% additional interest rate if the debentures are trading at less than $400 and a 0.5% additional interest rate if the debentures are trading at greater than $1,500. Based on the current trading price of the debentures, the contingent interest rate beginning in December 2017 would be 0.5% of the average trading price.

As the debentures can be settled in cash upon conversion, for accounting purposes, the debentures were bifurcated into a liability component and an equity component, which were both initially recorded at fair value.  The carrying value of the equity component at March 31, 2016 and March 31, 2015 was $411.2 million.  The estimated fair value of the liability component of the debentures at the issuance date was $163.8 million, resulting in a debt discount of $411.2 million.  The unamortized debt discount was $378.3 million at March 31, 2016 and $383.7 million at March 31, 2015.  The remaining period over which the unamortized debt discount will be recognized as non-cash interest expense is 21.75 years.  In the years ended March 31, 2016, 2015 and 2014, the Company recognized $5.4 million, $9.1 million and $9.0 million, respectively, in non-cash interest expense related to the amortization of the debt discount.  The Company recognized $12.2 million, $22.8 million and $24.4 million of interest expense related to the 2.125% coupon on the debentures in fiscal 2016, 2015 and 2014, respectively. The effective interest rate of the debentures is 9.1%.

16.	CREDIT FACILITY

In February 2015, the Company amended its existing $2.0 billion credit agreement by increasing the revolving credit facility to $2.555 billion and removing the term loan portion of the agreement. The new credit agreement includes two tranches. One tranche consists of bank commitments through February 2020 and another tranche consists of bank commitments through June 2018, the maturity date of the original credit agreement. The increase option permitting the Company, subject to certain requirements, to arrange with existing lenders or new lenders to provide up to an aggregate of $300 million in additional commitments, was also adjusted to $249.4 million. The credit agreement provides for a $125 million foreign currency sublimit, a $25 million letter of credit sublimit and a $25 million swingline loan sublimit. The amended credit agreement was accounted for as a modification and as such any remaining unamortized deferred costs associated with the prior credit agreement was associated with the new agreement since the borrowing capacity was increased. At March 31, 2016, $1,052.0 million of revolving credit facility borrowings were outstanding under the credit agreement compared to $462.0 million at March 31, 2015.

In December 2015, the Company secured additional revolving credit commitments of $219 million from various banks in the February 2020 tranche under the increase option of the credit agreement, bringing its revolving credit facility to $2.774 billion. The remaining increase option was $30.4 million as of March 31, 2016.

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

Interest is due and payable in arrears quarterly for loans bearing interest at the base rate and at the end of an interest period (or at each three-month interval in the case of loans with interest periods greater than three months) in the case of loans bearing interest at the adjusted LIBOR rate. Interest expense related to the credit agreement was approximately $18.9 million in fiscal 2016, approximately $19.9 million in fiscal 2015 and approximately $14.6 million in fiscal 2014. Principal, together with all accrued and unpaid interest, is due and payable on the respective tranche maturity date, which is June 27, 2018 and February 4, 2020. The weighted average interest rate on short-term borrowings outstanding at March 31, 2016 related to the credit agreement was 1.94%. The Company also pays a quarterly commitment fee on the available but unused portion of its line of credit which is calculated on the average daily available balance during the period. The Company may prepay the loans and terminate the commitments, in whole or in part, at any time without premium or penalty, subject to certain conditions including minimum amounts in the case of commitment reductions and reimbursement of certain costs in the case of prepayments of LIBOR loans.

The Company's obligations under the credit agreement are guaranteed by certain of its subsidiaries meeting materiality thresholds set forth in the credit agreement. To secure the Company's obligations under the credit agreement, the Company and its domestic subsidiaries are required to pledge the equity securities of certain of their respective material subsidiaries, subject to certain exceptions and limitations.

The credit agreement contains customary affirmative and negative covenants, including covenants that limit or restrict the Company and its subsidiaries' ability to, among other things, incur subsidiary indebtedness, grant liens, merge or consolidate, dispose of assets, make investments, make acquisitions, enter into certain transactions with affiliates, pay dividends or make distributions, repurchase stock, enter into restrictive agreements and enter into sale and leaseback transactions, in each case subject to customary exceptions for a credit facility of this size and type. The Company is also required to maintain compliance with consolidated senior and total leverage ratios and a consolidated interest coverage ratio. At March 31, 2016, the Company was in compliance with these covenants.

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

In the ordinary course of the Company's business, the Company is involved in a limited number of legal actions, both as plaintiff and defendant. Consequently, the Company could incur uninsured liability in any of those actions. The Company also periodically receives notifications from various third parties alleging infringement of patents or other intellectual property rights. With respect to pending legal actions to which the Company is a party, although the outcomes of these actions are generally not determinable, the Company believes that the ultimate resolution of these matters will not harm its business and will not have a material adverse effect on its financial position, cash flows or results of operations.  However, if an unfavorable ruling were to occur in any of the legal proceedings described in Note 28 or in other legal proceedings that were not deemed material to the Company as of the date hereof, then such legal proceedings could have a material adverse effect on the Company's financial position, cash flows or results of operations. Litigation relating to the semiconductor industry is not uncommon, and the Company is, from time to time, subject to such litigation.  As a result, no assurances can be given with respect to the extent or outcome of any such litigation in the future.

The Company's technology license agreements generally include an indemnification clause that indemnifies the licensee against liability and damages (including legal defense costs) arising from any claims of patent, copyright, trademark or trade secret infringement by the Company's proprietary technology.  The terms of these indemnification provisions approximate the terms of the outgoing technology license agreements, which are typically perpetual unless terminated by either party for breach. The possible amount of future payments the Company could be required to make based on agreements that specify indemnification limits, if such indemnifications were required on all of these agreements, is approximately $142.7 million. There are some licensing agreements in place that do not specify indemnification limits.  The Company had not recorded any liabilities related to these indemnification obligations as of March 31, 2016.

18.    STOCK REPURCHASE ACTIVITY

In December 2007, the Company announced that its Board of Directors had authorized the repurchase of up to 10.0 million shares of its common stock in the open market or in privately negotiated transactions.  As of March 31, 2015, the Company had repurchased 7.5 million shares under this authorization for $234.7 million.  In May 2015, the Company's Board of Directors authorized an increase to the existing share repurchase program to 20.0 million shares of common stock from the approximately 2.5 million shares remaining under the prior authorization. During fiscal 2016, the Company repurchased 8.6 million shares under this authorization for $363.8 million. In January 2016, the Company's Board of Directors authorized an increase to the existing share repurchase program to 15.0 million shares of common stock from the approximately 11.4 million shares remaining under the prior authorization. There is no expiration date associated with this repurchase program. During the years ended March 31, 2015 and 2014, the Company did not purchase any of its shares of common stock.

19.    EMPLOYEE BENEFIT PLANS

The Company maintains a contributory profit-sharing plan for its domestic employees meeting certain eligibility and service requirements.  The plan qualifies under Section 401(k) of the Internal Revenue Code of 1986, as amended, and allows employees to contribute up to 60% of their base salary, subject to maximum annual limitations prescribed by the IRS.  The Company has a discretionary matching contribution program. All matches are provided on a quarterly basis and require the participant to be an active employee at the end of the applicable quarter.  During fiscal 2016, 2015 and 2014, the Company's matching contributions to the plan totaled $4.4 million, $3.9 million and $3.6 million, respectively.

The Company's 2001 Employee Stock Purchase Plan (the 2001 Purchase Plan) became effective on March 1, 2002.  Under the 2001 Purchase Plan, eligible employees of the Company may purchase shares of common stock at semi-annual intervals through periodic payroll deductions.  The purchase price in general will be 85% of the lower of the fair market value of the common stock on the first day of the participant's entry date into the offering period or of the fair market value on the semi-annual purchase date.  Depending upon a participant's entry date into the 2001 Purchase Plan, purchase periods under the 2001 Purchase Plan consist of overlapping periods of either 24, 18, 12 or 6 months in duration.  In May 2003 and August 2003, the Company's Board and stockholders, respectively, each approved an annual automatic increase in the number of shares reserved under the 2001 Purchase Plan.  The automatic increase took effect on January 1, 2005, and on each January 1 thereafter during the term of the plan, and is equal to the lesser of (i) 1,500,000, (ii) one half of one percent (0.5%) of the then outstanding shares of the Company's common stock, or (iii) such lesser amount as is approved by Board of Directors.  On January 1, 2016, an additional 1,017,492 shares were reserved under the 2001 Purchase Plan based on the automatic increase.  Upon the approval of the Board of Directors, there were no shares added under the 2001 Purchase Plan on January 1, 2015 or 2014 based on the automatic increase provision. Since the inception of the 2001 Purchase Plan, 12,295,354 shares of common stock have been reserved for issuance and 6,651,710 shares have been issued under this purchase plan.

During fiscal 1995, a purchase plan was adopted for employees in non-U.S. locations.  Such plan provided for the purchase price per share to be 100% of the lower of the fair market value of the common stock at the beginning or end of the semi-annual purchase plan period.  Effective May 1, 2006, the Company's Board of Directors approved a purchase price per share equal to 85% of the lower of the fair market value of the common stock at the beginning or end of the semi-annual purchase plan period.  On May 1, 2006, the Company's Board of Directors approved an annual automatic increase in the number of shares reserved under the plan.  The automatic increase took effect on January 1, 2007, and on each January 1 thereafter during the term of the plan, and is equal to one tenth of one percent (0.1%) of the then outstanding shares of the Company's common stock.  On January 1, 2016, an additional 203,498 shares were reserved under the plan based on the automatic increase. Upon the approval of the Board of Directors, there were no shares added under the plan on January 1, 2015 or 2014, based on the automatic increase provision. Since the inception of this purchase plan, 1,703,783 shares of common stock have been reserved for issuance and 1,063,360 shares have been issued under this purchase plan.

Effective January 1, 1997, the Company adopted a non-qualified deferred compensation arrangement.  This plan is unfunded and is maintained primarily for the purpose of providing deferred compensation for a select group of highly compensated employees as defined in ERISA Sections 201, 301 and 401.  There are no Company matching contributions made under this plan.

In connection with the acquisition of SMSC in August 2012, the Company assumed an unfunded Supplemental Executive Retirement Plan ("SERP"), which provides former SMSC senior management with retirement, disability and death benefits. An amendment to the SERP was executed on November 3, 2009, freezing the benefit level for existing participants as of February 28, 2010 and closing the SERP to new participants. As of March 31, 2016, the projected benefit obligation is $5.2 million. Annual benefit payments and contributions under this plan are expected to be approximately $0.7 million in fiscal 2017 and approximately $3.8 million cumulatively in fiscal 2018 through fiscal 2026.

The Company has management incentive compensation plans which provide for bonus payments, based on a percentage of base salary, from an incentive pool created from operating profits of the Company, at the discretion of the Board of Directors.  During fiscal 2016, 2015 and 2014, $19.1 million, $24.2 million and $24.4 million were charged against operations for these plans, respectively.

The Company also has a plan that, at the discretion of the Board of Directors, provides a cash bonus to all employees of the Company based on the operating profits of the Company.  During fiscal 2016, 2015 and 2014, $14.2 million, $15.9 million and $15.2 million, respectively, were charged against operations for this plan.

20.    EQUITY INCENTIVE PLANS

Share-Based Compensation Expense

The following table presents the details of the Company's share-based compensation expense (amounts in thousands):

	Year Ended March 31,
	2016		2015		2014
Cost of sales	$8,252	(1)	$9,010	(1)	$7,340	(1)
Research and development	32,022		28,164		24,554
Selling, general and administrative	31,146		21,422		21,893
Pre-tax effect of share-based compensation	71,420		58,596		53,787
Income tax benefit	23,012		10,640		5,722
Net income effect of share-based compensation	$48,408		$47,956		$48,065

(1) During the year ended March 31, 2016, $7.9 million of share-based compensation expense was capitalized to inventory, and $8.3 million of previously capitalized share-based compensation expense in inventory was sold.  During the year ended March 31, 2015, $6.8 million of share-based compensation expense was capitalized to inventory, and $9.0 million of previously capitalized share-based compensation expense in inventory was sold. During the year ended March 31, 2014, $7.4 million of share-based compensation expense was capitalized to inventory, and $7.3 million of previously capitalized share-based compensation expense in inventory was sold.

The amount of unearned share-based compensation currently estimated to be expensed in the remainder of fiscal 2017 through fiscal 2021 related to unvested share-based payment awards at March 31, 2016 is $134.5 million.  The weighted average period over which the unearned share-based compensation is expected to be recognized is approximately 2.30 years.

Combined Incentive Plan Information

RSU share activity under the 2004 Plan is set forth below:

Number of Shares
Nonvested shares at April 1, 2013	6,009,831
Granted	1,616,632
Forfeited/expired	(282,964)
Vested	(1,813,465)
Nonvested shares at March 31, 2014	5,530,034
Granted	1,446,968
Forfeited/expired	(266,415)
Vested	(1,441,671)
Nonvested shares at March 31, 2015	5,268,916
Granted	2,479,729
Assumed upon acquisition	525,442
Forfeited/expired	(360,072)
Vested	(1,606,273)
Nonvested shares at March 31, 2016	6,307,742

The total intrinsic value of RSUs which vested during the years ended March 31, 2016, 2015 and 2014 was $72.1 million, $67.6 million and $74.6 million, respectively.  The aggregate intrinsic value of RSUs outstanding at March 31, 2016 was $304.0 million, calculated based on the closing price of the Company's common stock of $48.20 per share on March 31, 2016.  At March 31, 2016, the weighted average remaining expense recognition period was 2.35 years.

The weighted average fair value per share of the RSUs awarded is calculated based on the fair market value of the Company's common stock on the respective grant dates discounted for the Company's expected dividend yield.  The weighted average fair value per share of RSUs awarded in fiscal 2016, 2015 and 2014 was $38.92, $42.02 and $34.24, respectively.

Stock option and stock appreciation right (SAR) activity under the Company's stock incentive plans in the three years ended March 31, 2016 is set forth below:

	Number of Shares	Weighted Average Exercise Price per Share
Outstanding at April 1, 2013	2,269,803	$25.58
Granted	—	—
Exercised	(1,675,663)	25.91
Canceled	(20,529)	22.78
Outstanding at March 31, 2014	573,611	24.75
Granted	27,654	46.66
Assumed upon acquisition	666,586	29.33
Exercised	(477,618)	26.42
Canceled	(105,934)	28.17
Outstanding at March 31, 2015	684,299	28.41
Granted	244	41.09
Assumed upon acquisition	604,900	35.03
Exercised	(221,987)	25.30
Canceled	(153,948)	31.52
Outstanding at March 31, 2016	913,508	$33.00

The total intrinsic value of options and SARs exercised during the years ended March 31, 2016, 2015 and 2014 was $4.7 million, $9.6 million and $25.5 million, respectively.  This intrinsic value represents the difference between the fair market value of the Company's common stock on the date of exercise and the exercise price of each equity award.

The aggregate intrinsic value of options and SARs outstanding at March 31, 2016 was $13.9 million.  The aggregate intrinsic value of options and SARS exercisable at March 31, 2016 was $8.8 million. The aggregate intrinsic values were calculated based on the closing price of the Company's common stock of $48.20 per share on March 31, 2016.

As of March 31, 2016 and 2015, the number of option and SAR shares exercisable was 553,844 and 283,133, respectively, and the weighted average exercise price per share was $32.33 and $26.90, respectively.

The weighted average fair values per share of stock options granted in the years ended March 31, 2016 and 2015 was $8.85 and $9.00, respectively. The fair values per share of stock options granted in the years ended March 31, 2016 and 2015 were estimated utilizing the following assumptions:

	Year Ended March 31,
	2016	2015
Expected term (in years)	6.5	6.5
Volatility	29.50%	26.65%
Risk-free interest rate	1.54%	1.59%
Dividend yield	3.00%	3.00%

There were no stock options granted in the year ended March 31, 2014.

21.    COMMITMENTS

The Company leases office space, a manufacturing facility, and transportation and other equipment under operating leases which expire at various dates through March 31, 2022.  The future minimum lease commitments under these operating leases at March 31, 2016 were as follows (amounts in thousands):

Year Ending March 31,	Amount
2017	$16,370
2018	12,350
2019	7,677
2020	3,098
2021	1,000
Thereafter	667
Total minimum payments	$41,162

Rental expense under operating leases totaled $23.3 million, $23.8 million and $21.5 million for fiscal 2016, 2015 and 2014, respectively.

Commitments for construction or purchase of property, plant and equipment totaled $30.2 million as of March 31, 2016, all of which will be due within the next year. Other purchase obligations and commitments totaled approximately $57.6 million as of March 31, 2016. Other purchase obligations and commitments include payments due under various types of licenses and approximately $52.4 million of outstanding purchase commitments with the Company's wafer foundries for delivery in fiscal 2017.

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

The following table represents revenues and gross profit for each segment (amounts in thousands):

	Years ended March 31,
	2016		2015		2014
	Net Sales	Gross Profit	Net Sales	Gross Profit	Net Sales	Gross Profit
Semiconductor products	$2,084,210	$1,116,340	$2,057,443	$1,139,971	$1,836,639	$1,034,165
Technology licensing	89,124	89,124	89,593	89,593	94,578	94,578
Total	$2,173,334	$1,205,464	$2,147,036	$1,229,564	$1,931,217	$1,128,743

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

	March 31,
	2016	2015
United States	$373,860	$331,372
Thailand	182,813	197,981
Various other countries	52,723	52,219
Total long-lived assets	$609,396	$581,572

Sales to unaffiliated customers located outside the U.S., primarily in Asia and Europe, aggregated approximately 84% of consolidated net sales for each of fiscal 2016, 2015 and 2014.  Sales to customers in Europe represented approximately 22% of consolidated net sales for fiscal 2016 and approximately 21% of consolidated net sales for each of fiscal 2015 and 2014.  Sales to customers in Asia represented approximately 59% of consolidated net sales for each of fiscal 2016 and 2015, and approximately 60% of consolidated net sales for fiscal 2014.  Within Asia, sales into China, including Hong Kong, represented approximately 30%, 28% and 29% of consolidated net sales for fiscal 2016, 2015 and 2014, respectively. Sales into Taiwan represented approximately 12%, 14% and 13% of consolidated net sales for fiscal 2016, 2015 and 2014, respectively. Sales into any other individual foreign country did not exceed 10% of the Company's net sales for any of the three years presented.

No single end customer or distributor accounted for 10% or more of the Company's net sales during fiscal 2016, 2015 or 2014.

23.	DERIVATIVE INSTRUMENTS

Freestanding Derivative Forward Contracts

The Company has international operations and is thus subject to foreign currency rate fluctuations.  To help manage the risk of changes in foreign currency rates, the Company periodically enters into derivative contracts comprised of foreign currency forward contracts to hedge its asset and liability foreign currency exposure and a portion of its foreign currency operating expenses.  Approximately 99% of the Company's sales are U.S. Dollar denominated.  Net gains due to foreign exchange rate fluctuations after the effects of hedging activity were $0.7 million during fiscal 2016, compared to net losses of

$7.7 million during fiscal 2015 and net gains of $0.4 million during fiscal 2014. As of March 31, 2016 and 2015, the Company had no foreign currency forward contracts outstanding. The Company recognized an immaterial amount of net realized gains and losses on foreign currency forward contracts in the years ended March 31, 2016, 2015 and 2014. Gains and losses from changes in the fair value of these foreign currency forward contracts and foreign currency exchange rate fluctuations are credited or charged to other income (expense). The Company does not apply hedge accounting to its foreign currency derivative instruments.

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

In February 2016, the Company terminated its interest rate swap agreements. Upon termination, the contracts were in an asset position, resulting in cash receipts of approximately $25.7 million, which included $3.7 million of accrued interest. The gain from terminating the interest rate swap agreements increased the outstanding balance of the 1.625% senior convertible debentures and is being amortized as a reduction of interest expense over the remaining life of the debentures. The cash flows from the termination of these interest rate swap agreements have been reported as operating activities in the consolidated statements of cash flows.

The following table summarizes the location and fair value amounts of derivative instruments reported in the consolidated balance sheets at March 31, 2015 (amounts in thousands):

	Asset Derivatives
Derivatives designated as hedging instruments	Balance Sheet Location	Fair Value
Interest rate contracts	Other assets	$8,928

The following table summarizes the location and amount of the gain or loss on the hedged item attributable to the changes in the LIBOR swap rate and the offsetting gain or loss on the related interest rate swap agreements for the years ended March 31, 2016 and 2015. The difference represents hedge ineffectiveness (amounts in thousands):

	Year ended March 31,
	2016		2015
Income Statement Classification	Gain (Loss) on Senior Subordinated Convertible Debentures	Gain (Loss) on Interest Rate Swap	Gain (Loss) on Senior Subordinated Convertible Debentures	Gain (Loss) on Interest Rate Swap
Other income (expense)	$(18,060)	$16,345	$(8,302)	$8,928

24.	NET INCOME PER COMMON SHARE ATTRIBUTABLE TO MICROCHIP TECHNOLOGY STOCKHOLDERS

The following table sets forth the computation of basic and diluted net income per common share (in thousands, except per share amounts):

	Year ended March 31,
	2016	2015	2014
Net income attributable to Microchip Technology	$324,132	$369,009	$395,281
Weighted average common shares outstanding	203,384	200,937	198,291
Dilutive effect of stock options and RSUs	3,350	3,642	3,910
Dilutive effect of 2037 junior subordinated convertible debentures	10,654	18,982	15,429
Weighted average common and potential common shares outstanding	217,388	223,561	217,630
Basic net income per common share attributable to Microchip Technology stockholders	$1.59	$1.84	$1.99
Diluted net income per common share attributable to Microchip Technology stockholders	$1.49	$1.65	$1.82

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

Diluted net income per common share attributable to stockholders for fiscal 2016, 2015, and 2014 includes 10,654,070, 18,982,440 and 15,429,003 shares, respectively, issuable upon the exchange of the Company's 2.125% junior subordinated convertible debentures due December 15, 2037 (see Note 15).  The debentures have no impact on diluted net income per common share unless the average price of the Company's common stock exceeds the conversion price because the principal amount of the debentures will be settled in cash upon conversion.  Prior to conversion, the Company will include, in the diluted net income per common share calculation, the effect of the additional shares that may be issued when the Company's common stock price exceeds the conversion price using the treasury stock method.  The weighted average conversion price per share used in calculating the dilutive effect of the convertible debt for fiscal 2016, 2015 and 2014 was $24.73, $25.48 and $26.32, respectively.

There were no shares issuable upon the exchange of the Company's 1.625% senior subordinated convertible debentures due February 15, 2025 (see Note 14). The debentures have no impact on diluted net income per common share unless the average price of the Company's common stock exceeds the conversion price because the principal amount of the debentures will be settled in cash upon conversion.  Prior to conversion, the Company will include, in the diluted net income per common share calculation, the effect of the additional shares that may be issued when the Company's common stock price exceeds the conversion price using the treasury stock method.  The weighted average conversion price per share used in calculating the dilutive effect of the convertible debt for fiscal 2016 and 2015 was $67.19 and $68.25, respectively.

Weighted average common shares exclude the effect of option shares which are not dilutive.  For fiscal 2016 and 2015, the number of option shares that were antidilutive was 298,015 and 19,305, respectively. There were no antidilutive option shares for fiscal 2014.

25.	QUARTERLY RESULTS (UNAUDITED)

The following table presents the Company's selected unaudited quarterly operating results for the eight quarters ended March 31, 2016.  The Company believes that all adjustments of a normal recurring nature have been made to present fairly the related quarterly results (in thousands, except per share amounts):

Fiscal 2016	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Net sales	$533,952	$541,391	$540,344	$557,647	$2,173,334
Gross profit	309,017	300,950	292,718	302,779	1,205,464
Operating income	121,319	74,948	76,132	79,946	352,345
Net income	130,460	64,899	61,211	67,355	323,925
Less: Net loss attributable to noncontrolling interests	207	—	—	—	207
Net income attributable to Microchip Technology	130,667	64,899	61,211	67,355	324,132
Diluted net income per common share attributable to Microchip Technology stockholders	0.60	0.30	0.28	0.31	1.49

Fiscal 2015	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Net sales	$528,876	$546,243	$528,710	$543,207	$2,147,036
Gross profit	306,519	307,454	301,959	313,632	1,229,564
Operating income	115,946	101,318	98,009	110,347	425,620
Net income	89,909	92,038	84,798	98,580	365,325
Less: Net loss attributable to noncontrolling interests	—	1,603	1,259	822	3,684
Net income attributable to Microchip Technology	89,909	93,641	86,057	99,402	369,009
Diluted net income per common share attributable to Microchip Technology stockholders	0.40	0.42	0.39	0.45	1.65

Refer to Note 3, Special Charges, for an explanation of the special charges included in operating income in fiscal 2016 and fiscal 2015. Refer to Note 15, 2.125% Junior Subordinated Convertible Debentures, for an explanation of the loss on retirement of convertible debentures of approximately $50.6 million included in net income (loss) during the fourth quarter of fiscal 2015. Refer to Note 4, Investments, for an explanation of the net realized gain from sales of available-for-sale marketable equity securities included in net income during the fourth quarter of fiscal 2015 and the first quarter of fiscal 2016.

26.    SUPPLEMENTAL FINANCIAL INFORMATION

Cash paid for income taxes amounted to $25.4 million, $25.5 million and $25.7 million during fiscal 2016, 2015 and 2014, respectively.  Cash paid for interest on borrowings amounted to $52.9 million in fiscal 2016, $40.2 million in fiscal 2015 and $34.6 million in fiscal 2014.

A summary of additions and deductions related to the valuation allowance for deferred tax asset accounts for the years ended March 31, 2016, 2015 and 2014 follows (amounts in thousands):

	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Additions Charged to Other Accounts	Deductions	Balance at End of Year
Valuation allowance for deferred tax assets:
Fiscal Year 2016	$116,482	$5,535	$47,834	$(8,017)	$161,834
Fiscal Year 2015	93,811	—	36,957	(14,286)	116,482
Fiscal Year 2014	88,637	—	5,174	—	93,811

A summary of additions and deductions related to the allowance for doubtful accounts for the years ended March 31, 2016, 2015 and 2014 follows (amounts in thousands):

	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Deductions (1)	Balance at End of Year
Allowance for doubtful accounts:
Fiscal Year 2016	$2,621	$59	$(140)	$2,540
Fiscal Year 2015	2,918	104	(401)	2,621
Fiscal Year 2014	2,764	245	(91)	2,918
(1) Deductions represent uncollectible accounts written off, net of recoveries.

The following tables present the changes in the components of accumulated other comprehensive income (AOCI) for the years ended March 31, 2016 and March 31, 2015:

Year ended March 31, 2016	Unrealized Holding Gains (Losses) Available-for-sale Securities	Minimum Pension Liability	Foreign Currency	Total
Balance at March 31, 2015	$14,537	$13	$(3,474)	$11,076
Other comprehensive (loss) income before reclassifications	(3,241)	31	—	(3,210)
Amounts reclassified from accumulated other comprehensive (loss) income	(10,948)	—	—	(10,948)
Net other comprehensive (loss) income	(14,189)	31	—	(14,158)
Purchase of shares from noncontrolling interest	—	—	(275)	(275)
Balance at March 31, 2016	$348	$44	$(3,749)	$(3,357)

Year ended March 31, 2015	Unrealized Holding Gains (Losses) Available-for-sale Securities	Minimum Pension Liability	Foreign Currency	Total
Balance at March 31, 2014	$(528)	$140	$1,439	$1,051
Other comprehensive income (loss) before reclassifications	33,759	(127)	(4,322)	29,310
Amounts reclassified from accumulated other comprehensive income (loss)	(18,694)	—	—	(18,694)
Net other comprehensive income (loss)	15,065	(127)	(4,322)	10,616
Purchase of shares from noncontrolling interest	—	—	(591)	(591)
Balance at March 31, 2015	$14,537	$13	$(3,474)	$11,076

The table below details where reclassifications of realized transactions out of AOCI are recorded on the consolidated statements of income.

	Year ended March 31,
Description of AOCI Component	2016	2015	2014	Related Statement of Income Line
Unrealized gains on available-for-sale securities	$10,948	$18,706	$2,371	Other income
Taxes	—	(12)	(776)	Provision for income taxes
Reclassification of realized transactions, net of taxes	$10,948	$18,694	$1,595	Net Income

27.    DIVIDENDS

On October 28, 2002, the Company announced that its Board of Directors had approved and instituted a quarterly cash dividend on its common stock. The Company has continued to pay quarterly dividends and has increased the amount of such dividends on a regular basis. Cash dividends paid per share were $1.433, $1.425 and $1.417 during fiscal 2016, 2015 and 2014, respectively. Total dividend payments amounted to $291.1 million, $286.5 million and $281.2 million during fiscal 2016, 2015 and 2014, respectively.

28.    SUBSEQUENT EVENTS
Acquisition of Atmel
On April 4, 2016, the Company acquired Atmel, a publicly traded company based in San Jose, California. The Company paid an aggregate of approximately $2.98 billion in cash and issued an aggregate of 10.1 million shares of its common stock to Atmel stockholders. The total consideration transferred in the acquisition, including approximately $6.7 million of non-cash consideration for the exchange of certain share-based payment awards of Atmel for stock awards of the Company, was approximately $3.47 billion. The Company financed the cash portion of the purchase price using approximately $2.04 billion of cash, cash equivalents, short-term investments and long-term investments held by certain of its foreign subsidiaries, and approximately $0.94 billion from additional borrowings under its existing credit agreement. As a result of the acquisition, Atmel became a wholly owned subsidiary of the Company. Atmel is a worldwide leader in the design and manufacture of microcontrollers, capacitive touch solutions, advanced logic, mixed-signal, nonvolatile memory and RF components. The Company's primary reason for this acquisition was to expand the Company's range of solutions, products and capabilities by extending its served available market.
The acquisition was accounted for under the acquisition method of accounting, with the Company identified as the acquirer, and the operating results of Atmel have been included in the Company's consolidated financial statements as of the closing date of the acquisition. Under the acquisition method of accounting, the aggregate amount of consideration paid by the Company was allocated to Atmel's net tangible assets and intangible assets based on their estimated fair values as of April 4, 2016.  The excess of the purchase price over the value of the net tangible assets and intangible assets was recorded to goodwill. The factors contributing to the recognition of goodwill were based upon the Company's conclusion that there are strategic and synergistic benefits that are expected to be realized from the acquisition. The goodwill has been allocated to the Company's semiconductor products reporting segment.  None of the goodwill related to the Atmel acquisition is deductible for tax purposes.  The Company retained an independent third-party appraiser to assist management in its valuation; however, the purchase price allocation has not been finalized. This could result in adjustments to the fair values of the assets acquired and liabilities assumed, the useful lives of intangible assets, the residual amount allocated to goodwill and deferred income taxes recognized. The preliminary allocation of the purchase price is based on the best estimates of management and is subject to revision based on the final valuations and estimates of useful lives.

The table below represents the preliminary allocation of the purchase price to the net assets acquired based on their estimated fair values, as well as the associated estimated useful lives of the acquired intangible assets (amounts in thousands). Such amounts were estimated using the most recent audited financial statements of Atmel as of December 31, 2015. The Company does not believe the allocation as of April 4, 2016 will be materially different, however, certain amounts, such as the balances of cash and cash equivalents, accounts receivable, inventories, accounts payable and other current liabilities may vary based upon changes in Atmel’s balances between December 31, 2015 and April 4, 2016, with offsetting changes to goodwill. The Company’s consolidated financial statements as of June 30, 2016 will include updated amounts reflecting the April 4, 2016 estimated fair values.

Assets acquired	April 4, 2016
Cash and cash equivalents	$210,252
Accounts receivable, net	195,481
Inventories	403,708
Prepaid expenses and other current assets	35,299
Property, plant and equipment, net	131,154
Goodwill	1,400,814
Purchased intangible assets	1,551,100
Long-term deferred tax assets	157,929
Other assets	45,747
Total assets acquired	4,131,484

Liabilities assumed
Accounts payable	(59,470)
Other current liabilities	(133,012)
Long-term line of credit	(192,300)
Deferred tax liabilities	(155,553)
Long-term income tax payable	(49,965)
Other long-term liabilities	(67,577)
Total liabilities assumed	(657,877)
Purchase price allocated	$3,473,607

Purchased Intangible Assets	Useful Life	April 4, 2016
	(in years)	(in thousands)
Core/developed technology	10-15	$988,400
In-process technology	10-15	114,500
Customer-related	5	435,900
Backlog	1-2	12,300
Total purchased intangible assets		$1,551,100
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
Customer-related intangible assets consist of Atmel's contractual relationships and customer loyalty related to its distributor and end-customer relationships, and the fair values of the customer-related intangibles were determined based on Atmel's projected revenues. An analysis of expected attrition and revenue growth for existing customers was prepared from Atmel's historical customer information.  Customer relationships are being amortized in a manner consistent with the estimated cash flows associated with the existing customers and anticipated retention rates. Backlog relates to the value of orders not yet shipped by Atmel at the acquisition date, and the preliminary fair values were based on the estimated profit associated with those orders. Backlog related assets are being recognized commensurate with recognition of the revenue for the orders on which the backlog intangible assets were determined.  Amortization expense associated with acquired intangible assets is not deductible for tax purposes.  Thus, approximately $143.2 million was established as a net deferred tax liability for the future amortization of the intangible assets.
No sales or expenses of Atmel were included in the Company’s consolidated statements of income for the year ended March 31, 2016.

The following unaudited pro-forma consolidated results of operations for the years ended March 31, 2016 and 2015 assume the Atmel acquisition occurred as of April 1, 2014. The pro-forma adjustments are mainly comprised of acquired inventory fair value costs and amortization of purchased intangible assets. The pro-forma results of operations are presented for informational purposes only and are not indicative of the results of operations that would have been achieved if the acquisition had taken place on April 1, 2014 or of results that may occur in the future (amounts in thousands except per share data):

	Year ended March 31,
	2016	2015
Net sales	$3,345,790	$3,560,370
Net income	$167,705	$116,618
Basic earnings per share	$0.79	$0.55
Diluted earnings per share	$0.74	$0.50

As a result of the Company's acquisition of Atmel, the Company became involved with the following lawsuits.

In re: Continental Airbag Products Liability Litigation. On May 11, 2016, an Amended and Consolidated Class Action Complaint ("Complaint") was filed in the United States District Court for the Southern District of Florida (Miami Division) against Atmel, Continental Automotive Systems, Inc., Honda Motor Co., Ltd. and an affiliate, and Daimler AG and an affiliate. The Complaint which includes claims arising under federal law and Florida, California, New Jersey, Michigan and Louisiana state law-alleges that class members unknowingly purchased or leased vehicles containing defective airbag control units (allegedly incorporating defective application specific integrated circuits manufactured by Atmel between 2006 and 2010), and thereby suffered financial harm, including a loss in the value of their purchased or leased vehicles. The plaintiffs are seeking unspecified compensatory and exemplary damages, statutory penalties, pre- and post-judgment interest, attorneys’ fees, and injunctive and other relief. Atmel intends to contest plaintiffs' claims vigorously.

Southern District of New York Action by LFoundry Rousset ("LFR") and LFR Employees. On March 4, 2014, LFR and Jean-Yves Guerrini, individually and on behalf of a putative class of LFR employees, filed an action in the United States District Court for the Southern District of New York (the "District Court") against Atmel, its French subsidiary, Atmel Rousset S.A.S. ("Atmel Rousset"), and LFoundry GmbH ("LF"), LFR's German parent. The case purports to relate to Atmel Rousset's June 2010 sale of its wafer manufacturing facility in Rousset, France to LF, and LFR's subsequent insolvency, and later liquidation, more than three years later. The District Court dismissed the case on August 21, 2015, and plaintiffs are appealing the dismissal.

Individual Labor Actions by former LFR Employees. In the wake of LFR's insolvency and liquidation, over 500 former employees of LFR have filed individual labor actions against Atmel Rousset in a French labor court. Atmel Rousset believes that each of these actions is entirely devoid of merit, and, further, that any assertion by any of the Claimants of a co-employment relationship with Atmel Rousset is based substantially on the same specious arguments that the Paris Commercial Court summarily rejected in 2014 in related proceedings. Atmel Rousset therefore intends to defend vigorously against each of these claims.