Form 10-Q
period 2016-06-30
MICROCHIP TECHNOLOGY INC
filed 2016-08-09
CIK 827054

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016.
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  (Check One)
Yes    ☐ No   ☒
Shares Outstanding of Registrant's Common Stock

Class	Outstanding at July 31, 2016
Common Stock, $0.001 par value	215,288,443 shares

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(unaudited)

Item1.	Financial Statements

ASSETS	June 30, 2016	March 31, 2016
Cash and cash equivalents	$600,526	$2,092,751
Short-term investments	1,266	353,284
Accounts receivable, net	435,511	290,183
Inventories	518,431	306,815
Prepaid expenses	51,769	41,992
Assets held for sale	18,398	—
Other current assets	47,087	11,688
Total current assets	1,672,988	3,096,713
Property, plant and equipment, net	732,816	609,396
Long-term investments	—	118,549
Goodwill	2,390,955	1,012,652
Intangible assets, net	2,403,357	606,349
Long-term deferred tax assets	68,653	14,831
Other assets	89,987	79,393
Total assets	$7,358,756	$5,537,883
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$137,614	$79,312
Accrued liabilities	222,500	119,265
Deferred income on shipments to distributors	213,171	183,432
Total current liabilities	573,285	382,009
Long-term line of credit	1,913,745	1,043,156
Senior convertible debentures	1,227,444	1,216,313
Junior convertible debentures	195,315	193,936
Long-term income tax payable	290,742	111,061
Long-term deferred tax liability	468,563	399,218
Other long-term liabilities	157,113	41,271
Stockholders' equity:
Preferred stock, $0.001 par value; authorized 5,000,000 shares; no shares issued or outstanding	—	—
Common stock, $0.001 par value; authorized 450,000,000 shares; 237,497,913 shares issued and 215,030,824 shares outstanding at June 30, 2016; 227,416,789 shares issued and 204,081,727 shares outstanding at March 31, 2016	215	204
Additional paid-in capital	1,901,460	1,391,553
Common stock held in treasury: 22,467,089 shares at June 30, 2016; 23,335,062 shares at March 31, 2016	(794,287)	(820,066)
Accumulated other comprehensive loss	(14,428)	(3,357)
Retained earnings	1,439,589	1,582,585
Total stockholders' equity	2,532,549	2,150,919
Total liabilities and stockholders' equity	$7,358,756	$5,537,883
See accompanying notes to condensed consolidated financial statements

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended
	June 30,
	2016	2015
Net sales	$799,411	$533,952
Cost of sales (1)	450,921	224,935
Gross profit	348,490	309,017

Research and development (1)	147,883	84,680
Selling, general and administrative (1)	157,505	66,849
Amortization of acquired intangible assets	80,171	34,612
Special charges, net	22,035	1,557
Operating expenses	407,594	187,698

Operating (loss) income	(59,104)	121,319
Losses on equity method investments	(56)	(177)
Other income (expense):
Interest income	819	5,528
Interest expense	(34,416)	(24,052)
Other income, net	2,010	16,947
(Loss) income before income taxes	(90,747)	119,565
Income tax provision (benefit)	18,478	(10,895)
Net (loss) income from continuing operations	(109,225)	130,460
Discontinued operations:
Loss from discontinued operations	(5,473)	—
Income tax benefit	(1,335)	—
Net loss from discontinued operations	(4,138)	—

Net (loss) income	(113,363)	130,460
Less: Net loss attributable to noncontrolling interests	—	207
Net (loss) income attributable to Microchip Technology	$(113,363)	$130,667

Basic net (loss) income per common share attributable to Microchip Technology stockholders
Net (loss) income from continuing operations	$(0.51)	$0.65
Net loss from discontinued operations	(0.02)	—
Net (loss) income attributable to Microchip Technology	$(0.53)	$0.65
Diluted net (loss) income per common share attributable to Microchip Technology stockholders
Net (loss) income from continuing operations	$(0.51)	$0.60
Net loss from discontinued operations	(0.02)	—
Net (loss) income attributable to Microchip Technology	$(0.53)	$0.60
Dividends declared per common share	$0.3595	$0.3575
Basic common shares outstanding	214,345	202,232
Diluted common shares outstanding	214,345	216,767
(1) Includes share-based compensation expense as follows:
Cost of sales	$7,897	$1,657
Research and development	17,517	7,098
Selling, general and administrative	34,165	5,357

See accompanying notes to condensed consolidated financial statements

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in thousands)
(unaudited)

	Three Months Ended
	June 30,
	2016	2015
Net (loss) income	$(113,363)	$130,460
Less: Net loss attributable to noncontrolling interests	—	207
Net (loss) income attributable to Microchip Technology	(113,363)	130,667

Components of other comprehensive loss:
Available-for-sale securities:
Unrealized holding losses, net of tax effect	(1,325)	(2,012)
Reclassification of realized transactions, net of tax effect	82	(13,959)
Actuarial losses related to defined benefit pension plans, net of tax benefit of $3,003	(6,805)	—
Change in net foreign currency translation adjustment	(3,023)	—
Other comprehensive loss, net of taxes attributable to Microchip Technology	(11,071)	(15,971)

Comprehensive (loss) income	(124,434)	114,489
Less: Comprehensive loss attributable to noncontrolling interests	—	207
Comprehensive (loss) income attributable to Microchip Technology	$(124,434)	$114,696

See accompanying notes to condensed consolidated financial statements

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	June 30,
	2016	2015
Cash flows from operating activities:
Net (loss) income	$(113,363)	$130,460
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	113,141	60,375
Deferred income taxes	32,906	(17,509)
Share-based compensation expense related to equity incentive plans	59,579	14,112
Excess tax benefit from share-based compensation	—	(263)
Amortization of debt discount on convertible debentures	12,106	11,772
Amortization of debt issuance costs	1,057	958
Losses on equity method investments	56	177
Gains on sale of assets	(61)	(560)
Loss on write-down of fixed assets	269	—
Impairment of intangible assets	1,984	—
Realized losses (gains) on available-for-sale investment	82	(13,959)
Realized gains on equity method investment	(468)	(2,225)
Amortization of premium on available-for-sale investments	13	2,396
Changes in operating assets and liabilities, excluding impact of acquisitions:
Increase in accounts receivable	(9,901)	(3,096)
Decrease (increase) in inventories	121,102	(23,893)
Increase in deferred income on shipments to distributors	29,739	1,401
(Decrease) increase in accounts payable and accrued liabilities	(18,000)	16,157
Change in other assets and liabilities	(12,270)	5,225
Operating cash flows related to discontinued operations	5,996	—
Net cash provided by operating activities	223,967	181,528
Cash flows from investing activities:
Purchases of available-for-sale investments	(25)	(570,501)
Sales and maturities of available-for-sale investments	470,551	433,446
Sale of equity method investment	468	2,667
Acquisition of Atmel, net of cash acquired	(2,747,516)	—
Purchase of additional controlling interest in ISSC	—	(18,051)
Investments in other assets	(765)	(1,766)
Proceeds from sale of assets	52	627
Capital expenditures	(18,494)	(33,611)
Net cash used in investing activities	(2,295,729)	(187,189)
Cash flows from financing activities:
Repayments of revolving loan under credit facility	(602,000)	(110,000)
Proceeds from borrowings on revolving loan under credit facility	1,280,000	145,000
Deferred financing costs	—	(406)
Payment of cash dividends	(77,237)	(72,331)
Proceeds from sale of common stock	4,630	3,497
Tax payments related to shares withheld for vested restricted stock units	(25,183)	(4,464)
Capital lease payments	(195)	(166)
Excess tax benefit from share-based compensation	—	263
Net cash provided by (used in) financing activities	580,015	(38,607)
Effect of foreign exchange rate changes on cash and cash equivalents	(478)	—
Net decrease in cash and cash equivalents	(1,492,225)	(44,268)
Cash and cash equivalents at beginning of period	2,092,751	607,815
Cash and cash equivalents at end of period	$600,526	$563,547
See accompanying notes to condensed consolidated financial statements

Note 1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Microchip Technology Incorporated and its majority-owned and controlled subsidiaries (the Company).  All intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (US GAAP), pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC).  The information furnished herein reflects all adjustments which are, in the opinion of management, of a normal recurring nature and necessary for a fair statement of the results for the interim periods reported. Certain information and footnote disclosures normally included in audited consolidated financial statements have been condensed or omitted pursuant to such SEC rules and regulations.  It is suggested that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2016.  The results of operations for the three months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2017 or for any other period.

As further discussed in Note 3, on April 4, 2016, the Company completed its acquisition of Atmel Corporation (Atmel) and the Company's first quarter fiscal 2017 financial results include Atmel's results beginning as of the acquisition date.

Note 2. Recently Issued Accounting Pronouncements

Recently Adopted Accounting Pronouncements

During the three months ended June 30, 2016, the Company adopted Accounting Standards Update (ASU) 2015-03-Simplifying the Presentation of Debt Issuance Costs. The new guidance was adopted on a retrospective basis and as a result, debt issuance costs historically included in other assets have been reclassified as a direct deduction from the carrying amount of the associated debt. Related prior period information included on the Company’s condensed consolidated balance sheets has been retrospectively adjusted as follows (amounts in thousands).

	As of March 31, 2016
	As Reported	Adjustments	As Adjusted
Other assets	$109,025	$(29,632)	$79,393
Total assets	$5,567,515	$(29,632)	$5,537,883

Senior convertible debentures	$1,234,733	$(18,420)	$1,216,313
Junior convertible debentures	$196,304	$(2,368)	$193,936
Long-term line of credit	$1,052,000	$(8,844)	$1,043,156
Total liabilities and stockholder's equity	$5,567,515	$(29,632)	$5,537,883

During the three months ended June 30, 2016, the Company elected to early adopt ASU 2016-09, Compensation - Stock Compensation, Improvements to Employee Share-Based Payment Accounting (Topic 718), which simplifies several aspects of the accounting for share-based payment transactions. Under this standard, entities are permitted to make an accounting policy election to either estimate forfeitures on share-based payment awards, as previously required, or to recognize forfeitures as they occur. The Company has elected to recognize forfeitures as they occur and the impact of that change in accounting policy has been recorded as a $2.0 million cumulative effect adjustment as an increase to the Company's retained earnings and a decrease to additional paid-in capital as of April 1, 2016. The Company also recorded a cumulative-effect adjustment to retained earnings for the increase of $2.3 million in long-term deferred tax assets related to the forfeiture rate reduction on outstanding share-based payment awards. Additionally, ASU 2016-09 eliminates the requirement to report excess tax benefits and certain tax deficiencies related to share-based payment transactions in additional paid-in capital. In accordance with the new standard, the Company will record excess tax benefits and tax deficiencies as income tax benefit or provision on a prospective basis in the condensed consolidated statements of operations. The standard also eliminates the requirement that excess tax benefits be realized before companies can recognize them. Accordingly, the Company has recorded a $47.2 million cumulative-effect adjustment to its retained earnings and long-term deferred tax assets as of April 1, 2016 for previously unrecognized excess tax benefits. ASU 2016-09 also requires excess tax benefits to be reported as operating activities in the statement of cash flows rather than as a financing activity. The Company has elected to apply the change in cash flow classification on a prospective basis and prior periods were not retrospectively adjusted.

Recently Issued Accounting Pronouncements Not Yet Adopted

In May 2014, the FASB issued ASU 2014-09-Revenue from Contracts with Customers (Topic 606), which will supersede nearly all existing revenue recognition guidance under US GAAP.  The standard's core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In July 2015, the FASB delayed the effective date of the new standard by one year to December 15, 2017, for annual and interim reporting periods beginning after that date. In accordance with the delay, the new standard will be effective for the Company beginning no later than April 1, 2018.  Early adoption is permitted, but not before the original effective date of December 15, 2016.  The new standard allows for the amendment to be applied either retrospectively to each prior reporting period presented or retrospectively as a cumulative-effect adjustment as of the date of adoption. In March 2016, the FASB issued ASU 2016-08 - Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarifies the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU 2016-10 - Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which clarifies the implementation guidance on identifying performance obligations. In May 2016, the FASB issued ASU 2016-12 - Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which addresses implementation issues that were raised by stakeholders and discussed by the Revenue Recognition Transition Resource Group. As described in the Company's significant accounting policies, the Company defers the revenue and cost of sales on shipments to distributors until the distributor sells the product to their end customer. Upon adoption of ASU 2014-09, ASU 2015-14, ASU 2016-08, ASU 2016-10 and ASU 2016-12, the Company will no longer defer revenue until sale by the distributor to the end customer, but rather, will be required to estimate the effects of returns and allowances provided to distributors and record revenue at the time of sale to the distributor. The Company is currently evaluating the impact that the adoption of the standards will have on its condensed consolidated financial statements. The Company has not yet elected a transition method.

In July 2015, the FASB issued ASU 2015-11-Simplifying the Measurement of Inventory. This standard requires that entities measure inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. ASU 2015-11 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2016 and is applied prospectively. Early adoption is permitted. The Company does not expect this standard to have a material impact on its condensed consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01-Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. This standard addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. ASU 2016-01 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is not permitted. The Company is currently evaluating the impact the adoption of this standard will have on its condensed consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases. This standard requires lessees to recognize a lease liability and a right-of-use asset on the balance sheet and aligns many of the underlying principles of the new lessor model with those in Accounting Standards Codification Topic 606, Revenue from Contracts with Customers. ASU 2016-02 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018. The Company is currently evaluating the impact the adoption of this standard will have on its condensed consolidated financial statements.

Note 3. Business Acquisitions
Acquisition of Atmel
On April 4, 2016, the Company acquired Atmel, a publicly traded company based in San Jose, California. The Company paid an aggregate of approximately $2.98 billion in cash, issued an aggregate of 10.1 million shares of its common stock to Atmel stockholders and incurred transaction and other fees of $14.9 million. The total consideration transferred in the acquisition, including approximately $7.5 million of non-cash consideration for the exchange of certain share-based payment awards of Atmel for stock awards of the Company, was approximately $3.47 billion. The Company financed the cash portion of the purchase price using approximately $2.04 billion of cash held by certain of its foreign subsidiaries and approximately $0.94 billion from additional borrowings under its existing credit agreement. As a result of the acquisition, Atmel became a wholly owned subsidiary of the Company. Atmel is a worldwide leader in the design and manufacture of microcontrollers, capacitive touch solutions, advanced logic, mixed-signal, nonvolatile memory and RF components. The Company's primary reason for this acquisition was to expand the Company's range of solutions, products and capabilities by extending its served available market.
The acquisition was accounted for under the acquisition method of accounting, with the Company identified as the acquirer, and the operating results of Atmel have been included in the Company's consolidated financial statements as of the closing date of the acquisition. Under the acquisition method of accounting, the aggregate amount of consideration paid by the Company was allocated to Atmel's net tangible assets and intangible assets based on their estimated fair values as of April 4, 2016.  The excess of the purchase price over the value of the net tangible assets and intangible assets was recorded to goodwill. The factors contributing to the recognition of goodwill were based upon the Company's conclusion that there are strategic and synergistic benefits that are expected to be realized from the acquisition. The goodwill has been allocated to the Company's semiconductor products reporting segment.  None of the goodwill related to the Atmel acquisition is deductible for tax purposes.  The Company retained independent third-party appraisers to assist management in its valuation. The purchase price allocation has not been finalized, including the valuation of inventory, intangible assets, taxes and other assets and liabilities. This could result in adjustments to the fair values of the assets acquired and liabilities assumed, the useful lives of intangible assets, the residual amount allocated to goodwill and deferred income taxes recognized. The preliminary allocation of the purchase price is based on the best estimates of management and is subject to revision based on the final valuation and estimates of useful lives.

The table below represents the preliminary allocation of the purchase price to the net assets acquired based on their estimated fair values, as well as the associated estimated useful lives of the acquired intangible assets (amounts in thousands).

Assets acquired	April 4, 2016
Cash and cash equivalents	$230,266
Accounts receivable	135,427
Inventories	333,208
Prepaid expenses and other current assets	28,360
Assets held for sale	24,394
Property, plant and equipment	129,587
Goodwill	1,378,317
Purchased intangible assets	1,880,245
Long-term deferred tax assets	49,466
Other assets	5,948
Total assets acquired	4,195,218

Liabilities assumed
Accounts payable	(55,686)
Other current liabilities	(119,152)
Long-term line of credit	(192,000)
Deferred tax liabilities	(74,334)
Long-term income tax payable	(174,380)
Other long-term liabilities	(106,688)
Total liabilities assumed	(722,240)
Purchase price allocated	$3,472,978

Purchased Intangible Assets	Weighted Average
	Useful Life	April 4, 2016
	(in years)	(in thousands)
Core/developed technology	11	$1,080,340
In-process technology	—	140,200
Customer-related	6	629,200
Backlog	1	28,700
Other	5	1,805
Total purchased intangible assets		$1,880,245
Purchased intangible assets include core and developed technology, in-process research and development, customer-related intangibles, acquisition-date backlog and other intangible assets. The estimated fair values of the core and developed technology and in-process research and development were determined based on the present value of the expected cash flows to be generated by the respective existing technology or future technology. The core and developed technology intangible assets are being amortized in a manner based on the expected cash flows used in the initial determination of fair value. In-process technology is capitalized until such time as the related projects are completed or abandoned at which time the capitalized amounts will begin to be amortized or written off. Customer-related intangible assets consist of Atmel's contractual relationships and customer loyalty related to its distributor and end-customer relationships, and the fair values of the customer-related intangibles were determined based on Atmel's projected revenues. An analysis of expected attrition and revenue growth for existing customers was prepared from Atmel's historical customer information.  Customer relationships are being amortized in a manner based on the estimated cash flows associated with the existing customers and anticipated retention rates. Backlog relates to the value of orders not yet shipped by Atmel at the acquisition date, and the preliminary fair values were based on the estimated profit associated with those orders. Backlog related assets have a one year useful life and are being amortized on a straight-line basis over that year. Amortization expense associated with acquired intangible assets is not deductible for tax purposes.  Thus, approximately $163.5 million was established as a net deferred tax liability for the future amortization of the intangible assets.
The amount of continuing Atmel net sales and net loss included in the Company's condensed consolidated statements of operations for the three months ended June 30, 2016 was approximately $219.0 million and $163.6 million, respectively.
The following unaudited pro-forma consolidated results of operations for the three months ended June 30, 2016 and 2015 assume the closing of the Atmel acquisition occurred as of April 1, 2015. The pro-forma adjustments are mainly comprised of acquired inventory fair value costs and amortization of purchased intangible assets. The pro-forma results of operations are presented for informational purposes only and are not indicative of the results of operations that would have been achieved if the acquisition had taken place on April 1, 2015 or of results that may occur in the future (amounts in thousands except per share data):

	Three Months Ended
	June 30, 2016	June 30, 2015
Net sales	$837,118	$796,122
Net income (loss) from continuing operations	$8,401	$(68,623)
Basic net income (loss) per common share	$0.04	$(0.32)
Diluted net income (loss) per common share	$0.04	$(0.32)
Acquisition of Micrel
On August 3, 2015, the Company acquired Micrel, Incorporated (Micrel), a publicly traded company based in San Jose, California. The Company paid an aggregate of approximately $430.0 million in cash and issued an aggregate of 8.6 million shares of its common stock to Micrel shareholders. The number of shares issued in the transaction was subsequently repurchased in the open market during the year ended March 31, 2016. The total consideration transferred in the acquisition, including approximately $4.1 million of non cash consideration for the exchange of certain share-based payment awards of Micrel for stock awards of the Company, and approximately $13.1 million of cash consideration for the payout of vested employee stock awards, was approximately $816.2 million. The Company financed the cash portion of the purchase price using borrowings under its existing credit agreement. As a result of the acquisition, Micrel became a wholly owned subsidiary of the Company. Micrel's business is to design, develop, manufacture and market a range of high-performance analog, power and mixed-signal integrated circuits. Micrel's products address a wide range of end markets including industrial, automotive and communications. Micrel also manufactures custom analog and mixed-signal circuits and provides wafer foundry services for customers which produce electronic systems utilizing semiconductor manufacturing processes as well as micro-electrical mechanical system technologies. The Company's primary reason for this acquisition was to expand the Company's range of solutions, products and capabilities by extending its served available market.
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
The table below represents the allocation of the purchase price, including adjustments to the purchase price allocation from the previously reported figures at March 31, 2016, to the net assets acquired based on their estimated fair values as of August 3, 2015, as well as the associated estimated useful lives of the acquired intangible assets at that date (amounts in thousands):

Assets acquired	Previously Reported March 31, 2016	Adjustments	June 30, 2016
Cash and cash equivalents	$99,196	$—	$99,196
Accounts receivable, net	14,096	—	14,096
Inventories	73,468	—	73,468
Prepaid expenses and other current assets	10,652	—	10,652
Property, plant and equipment, net	38,566	(75)	38,491
Goodwill	440,992	(14)	440,978
Purchased intangible assets	273,500	—	273,500
Other assets	4,268	—	4,268
Total assets acquired	954,738	(89)	954,649

Liabilities assumed
Accounts payable	(11,068)	—	(11,068)
Other current liabilities	(31,641)	89	(31,552)
Deferred tax liabilities	(88,035)	—	(88,035)
Long-term income tax payable	(7,637)	—	(7,637)
Other long-term liabilities	(127)	—	(127)
Total liabilities assumed	(138,508)	89	(138,419)
Purchase price allocated	$816,230	$—	$816,230

Purchased Intangible Assets	Weighted Average
	Useful Life	August 3, 2015
	(in years)	(in thousands)
Core/developed technology	10	$175,800
In-process technology	—	21,000
Customer-related	5	71,100
Backlog	1	5,600
Total purchased intangible assets		$273,500

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

Note 4. Discontinued Operations and Assets Held for Sale

Discontinued operations include the mobile touch business that the Company acquired as part of its acquisition of Atmel. The mobile touch business has been marketed for sale since the acquisition of Atmel on April 4, 2016 based on management's decision that it was not a strategic fit for the Company's product portfolio.

For financial statement purposes, the results of operations for this discontinued business has been segregated from those of the continuing operations and are presented in the Company's condensed consolidated financial statements as discontinued operations and the net assets of the remaining discontinued business has been presented as assets held for sale.

The results of discontinued operations for the three months ended June 30, 2016 are as follows (amounts in thousands):

Net sales	$9,376
Cost of sales	8,424
Operating expenses	6,425
Income tax benefit	(1,335)
Net loss from discontinued operations	$(4,138)

As of June 30, 2016, assets held for sale are comprised of the following (amounts in thousands):

Accounts receivable, net	$5,932
Inventories	4,966
Intangible assets	7,500
Total assets held for sale	$18,398

Note 5. Special Charges

The Company incurred special charges related to severance, office closing and other costs associated with its acquisition activity of $22.0 million for the three months ended June 30, 2016 (of which $17.0 million was paid during the quarter) and $1.6 million for the three months ended June 30, 2015.

Note 6. Segment Information

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

The following table represents net sales and gross profit for each segment for the three months ended June 30, 2016 (amounts in thousands):

	Three Months Ended
	June 30, 2016
	Net Sales	Gross Profit
Semiconductor products	$778,823	$327,902
Technology licensing	20,588	20,588
	$799,411	$348,490

The following table represents net sales and gross profit for each segment for the three months ended June 30, 2015 (amounts in thousands):

	Three Months Ended
	June 30, 2015
	Net Sales	Gross Profit
Semiconductor products	$510,689	$285,754
Technology licensing	23,263	23,263
	$533,952	$309,017

Note 7. Investments

The Company's investments are intended to establish a high-quality portfolio that preserves principal, meets liquidity needs, avoids inappropriate concentrations, and delivers an appropriate yield in relationship to the Company's investment guidelines and market conditions.  The following is a summary of available-for-sale securities at June 30, 2016 (amounts in thousands):

	Available-for-sale Securities
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Marketable equity securities	$2,161	$—	$(895)	$1,266

The following is a summary of available-for-sale securities at March 31, 2016 (amounts in thousands):

	Available-for-sale Securities
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Government agency bonds	$468,290	$439	$(99)	$468,630
Corporate bonds and debt	1,000	—	—	1,000
Marketable equity securities	2,195	8	—	2,203
	$471,485	$447	$(99)	$471,833

At June 30, 2016, the Company's available-for-sale securities are presented on the condensed consolidated balance sheets as short-term investments of $1.3 million.  At March 31, 2016, the Company's available-for-sale securities are presented on the condensed consolidated balance sheets as short-term investments of $353.3 million and long-term investments of $118.5 million.

The Company sold available-for-sale investments for proceeds of $470.6 million during the three months ended June 30, 2016. The Company sold available-for-sale investments during the first quarter of fiscal 2017 and the fourth quarter of fiscal 2016 to finance a portion of the purchase price of its Atmel acquisition which closed on April 4, 2016. The Company sold available-for-sale investments for proceeds of $89.2 million during the three months ended June 30, 2015. The Company had no material realized gains from the sale of available-for-sale securities during the three months ended June 30, 2016. During the three months ended June 30, 2015, the Company had net realized gains of $14.0 million, from sales of available-for-sale marketable equity and debt securities. The Company determines the cost of available-for-sale debt securities sold on a FIFO basis at the individual security level for sales from multiple lots. For sales of marketable equity securities, the Company uses an average cost basis at the individual security level. Gains and losses recognized in earnings are credited or charged to other income (expense) on the consolidated statements of operations.

The following tables show all investments in an unrealized loss position for which an other-than-temporary impairment has not been recognized and the related gross unrealized losses and fair value, aggregated by investment category and the length of time that the individual securities have been in a continuous unrealized loss position (amounts in thousands):

	June 30, 2016
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Marketable equity securities	$1,266	$(895)	$—	$—	$1,266	$(895)

	March 31, 2016
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Government agency bonds	$148,562	$(99)	$—	$—	$148,562	$(99)
Corporate bonds and debt	—	—	1,000	—	1,000	—
	$148,562	$(99)	$1,000	$—	$149,562	$(99)

Management does not believe any of the unrealized losses represent an other-than-temporary impairment based on its evaluation of available evidence as of June 30, 2016 and the Company's intent is to hold these investments until these assets are no longer impaired.

Note 8. Fair Value Measurements

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

Assets Measured at Fair Value on a Recurring Basis

Assets measured at fair value on a recurring basis at June 30, 2016 are as follows (amounts in thousands):

	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Assets
Cash and cash equivalents:
Money market mutual funds	$147,618	$—	$—	$147,618
Deposit accounts	—	452,908	—	452,908
Short-term investments:
Marketable equity securities	1,266	—	—	1,266
Total assets measured at fair value	$148,884	$452,908	$—	$601,792

Assets measured at fair value on a recurring basis at March 31, 2016 are as follows (amounts in thousands):

	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Assets
Cash and cash equivalents:
Money market mutual funds	$1,787,446	$—	$—	$1,787,446
Deposit accounts	—	305,305	—	305,305
Short-term investments:
Marketable equity securities	2,203	—	—	2,203
Corporate bonds and debt	—	1,000	—	1,000
Government agency bonds	—	350,081	—	350,081
Long-term investments:
Government agency bonds	—	118,549	—	118,549
Total assets measured at fair value	$1,789,649	$774,935	$—	$2,564,584

There were no transfers between Level 1 and Level 2 during the three-months ended June 30, 2016 or the year ended March 31, 2016.

Assets and Liabilities Measured and Recorded at Fair Value on a Non-Recurring Basis

The Company's non-marketable equity, cost method investments, certain acquired liabilities and non-financial assets, such as intangible assets, assets held for sale and property, plant and equipment, are recorded at fair value on a non-recurring basis. These assets are subject to fair value adjustments in certain circumstances, for example, when there is evidence of impairment.

The Company's non-marketable and cost method investments are monitored on a quarterly basis for impairment charges.  The fair values of these investments have been determined as Level 3 fair value measurements because the valuations use unobservable inputs that require management's judgment due to the absence of quoted market prices. There were no impairment charges recognized on these investments during each of the three-month periods ended June 30, 2016 and June 30, 2015. These investments are included in other assets on the condensed consolidated balance sheet.

The fair value measurements related to the Company's non-financial assets, such as intangible assets, assets held for sale and property, plant and equipment are based on available market prices at the measurement date based on transactions of similar assets and third-party independent appraisals, less costs to sell where appropriate. The Company classifies these measurements as Level 2.

Note 9. Fair Value of Financial Instruments

The carrying amount of cash equivalents approximates fair value because their maturity is less than three months.  Management believes the carrying amount of the equity and cost-method investments materially approximated fair value at June 30, 2016 based upon unobservable inputs. The fair values of these investments have been determined as Level 3 fair value measurements. The fair values of the Company's line of credit borrowings are estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements and approximate carrying value excluding debt issuance costs. Based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities, the fair value of the Company's line of credit borrowings at June 30, 2016 approximated the carrying value and are considered Level 2 in the fair value hierarchy described in Note 8. The carrying amount of accounts receivable, accounts payable and accrued liabilities approximates fair value due to the short-term maturity of the amounts and are considered Level 2 in the fair value hierarchy.

Fair Value of Subordinated Convertible Debentures

The Company measures the fair value of its senior and junior subordinated convertible debentures for disclosure purposes. These fair values are based on observable market prices for these debentures, which are traded in less active markets and are therefore classified as a Level 2 fair value measurement.

The following table shows the carrying amounts and fair values of the Company’s senior and junior subordinated convertible debentures as of June 30, 2016 and March 31, 2016 (amounts in thousands). As of June 30, 2016, the carrying amounts of the Company's senior and junior subordinated convertible debentures have been reduced by debt issuance costs of of $18.0 million and $2.3 million, respectively. As of March 31, 2016, the carrying amounts of the Company's senior and junior subordinated convertible debentures have been reduced by debt issuance costs of $18.4 million and $2.4 million, respectively.

	June 30, 2016		March 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
1.625% Senior Subordinated Convertible Debentures	$1,227,444	$1,919,356	$1,216,313	$1,762,088
2.125% Junior Subordinated Convertible Debentures	$195,315	$1,187,375	$193,936	$1,143,117

Note 10.	Accounts Receivable

Accounts receivable consists of the following (amounts in thousands):

	June 30, 2016	March 31, 2016
Trade accounts receivable	$433,766	$289,013
Other	4,135	3,710
Total accounts receivable, gross	437,901	292,723
Less allowance for doubtful accounts	2,390	2,540
Total accounts receivable, net	$435,511	$290,183

Note 11.	Inventories

The components of inventories consist of the following (amounts in thousands):

	June 30, 2016	March 31, 2016
Raw materials	$14,971	$12,179
Work in process	346,506	208,283
Finished goods	156,954	86,353
Total inventories	$518,431	$306,815

Inventories are valued at the lower of cost or market using the first-in, first-out method. Inventory impairment charges establish a new cost basis for inventory and charges are not subsequently reversed to income even if circumstances later suggest that increased carrying amounts are recoverable. The inventory balance at June 30, 2016 includes a $80.9 million acquired inventory fair value adjustment resulting from the acquisition of Atmel.

Note 12.	Property, Plant and Equipment

Property, plant and equipment consists of the following (amounts in thousands):

	June 30, 2016	March 31, 2016
Land	$73,692	$63,907
Building and building improvements	498,860	458,379
Machinery and equipment	1,739,188	1,645,617
Projects in process	109,168	99,370
Total property, plant and equipment, gross	2,420,908	2,267,273
Less accumulated depreciation and amortization	1,688,092	1,657,877
Total property, plant and equipment, net	$732,816	$609,396

Depreciation expense attributed to property, plant and equipment was $30.6 million and $24.7 million for the three months ended June 30, 2016 and June 30, 2015, respectively.

Note 13.     Intangible Assets and Goodwill

Intangible assets consist of the following (amounts in thousands):

	June 30, 2016
	Gross Amount	Accumulated Amortization	Net Amount
Core and developed technology	$1,813,105	$(301,019)	$1,512,086
Customer-related	907,742	(229,241)	678,501
Trademarks and trade names	11,700	(8,088)	3,612
Backlog	28,700	(7,075)	21,625
In-process technology	185,566	—	185,566
Distribution rights	5,580	(5,313)	267
Other	1,805	(105)	1,700
Total	$2,954,198	$(550,841)	$2,403,357

	March 31, 2016
	Gross Amount	Accumulated Amortization	Net Amount
Core and developed technology	$724,883	$(255,460)	$469,423
Customer-related	278,542	(200,331)	78,211
Trademarks and trade names	11,700	(7,571)	4,129
In-process technology	54,308	—	54,308
Distribution rights	5,580	(5,302)	278
Total	$1,075,013	$(468,664)	$606,349

The Company amortizes intangible assets over their expected useful lives, which range between 1 and 15 years.  During the three months ended June 30, 2016, as a result of the Atmel transaction, the Company acquired $1,080.3 million of core and developed technology which has a weighted average amortization period of 11 years, $629.2 million of customer-related intangible assets which have a weighted average amortization period of 6 years, $28.7 million of intangible assets related to backlog with an amortization period of 1 year, $1.8 million of other intangible assets which have a weighted average amortization period of 5 years and $140.2 million of in-process technology which will begin amortization once the technology reaches technological feasibility. During the three months ended June 30, 2016, $8.9 million of in-process technology reached technological feasibility and was reclassified as core and developed technology and began being amortized over its estimated useful life. The following is an expected amortization schedule for the intangible assets for the remainder of fiscal 2017 through fiscal 2021, absent any future acquisitions or impairment charges (amounts in thousands):

Year ending March 31,	Projected Amortization Expense
2017	$253,615
2018	445,471
2019	363,978
2020	314,257
2021	288,469

Amortization expense attributed to intangible assets was $82.5 million and $35.7 million for the three months ended June 30, 2016 and June 30, 2015, respectively. In the three months ended June 30, 2016, approximately $0.9 million was charged to cost of sales, and approximately $81.6 million was charged to operating expenses.  In the three months ended June 30, 2015, approximately $0.9 million was charged to cost of sales, and approximately $34.8 million was charged to operating expenses.  The Company recognized impairment charges of $2.0 million in three months ended June 30, 2016. The Company recognized no impairment charges in the three months ended June 30, 2015.

Goodwill activity for the three months ended June 30, 2016 was as follows (amounts in thousands):

	Semiconductor Products Reporting Unit	Technology Licensing Reporting Unit
Balance at March 31, 2016	$993,452	$19,200
Additions due to the acquisition of Atmel	1,378,317	—
Adjustments due to the acquisition of Micrel	(14)	—
Balance at June 30, 2016	$2,371,755	$19,200

At March 31, 2016, the Company applied a qualitative goodwill impairment test to its two reporting units, concluding it was not more likely than not that goodwill was impaired. Through June 30, 2016, the Company has never recorded an impairment charge against its goodwill balance.

Note 14.	Income Taxes

The provision for income taxes reflects tax on foreign earnings and federal and state tax on U.S. earnings.  The Company had a negative effective tax rate of 20.4% for the three months ended June 30, 2016 and a negative effective tax rate of 9.1% for the three months ended June 30, 2015.  The Company's effective tax rate for the three months ended June 30, 2016 is lower compared to the prior year primarily due to acquisition related expenses. The Company's effective tax rate is lower than statutory rates in the U.S. due primarily to its mix of earnings in foreign jurisdictions with lower tax rates as well as numerous tax holidays it receives related to its Thailand manufacturing operations based on its investment in property, plant and equipment in Thailand. The Company’s tax holiday periods in Thailand expire at various times in the future, however, the Company actively seeks to obtain new tax holidays. The Company does not expect the future expiration of any of its tax holiday periods in Thailand to have a material impact on its effected tax rate. The remaining material components of foreign income taxed at a rate lower than the U.S. are earnings accrued in Ireland and earnings accrued by the Company's offshore technology company which is resident in the Cayman Islands.

The following tables summarize the activity related to the Company's gross unrecognized tax benefits for the three months ended June 30, 2016 and the year ended March 31, 2016 (amounts in thousands):

Three Months Ended
June 30, 2016
Beginning balance	$220,669
Increases related to acquisitions	193,889
Decreases related to statute of limitation expirations	(249)
Increases related to current year tax positions	6,773
Decreases related to prior year tax positions	(134)
Ending Balance	$420,948

Year Ended
March 31, 2016
Beginning balance	$170,654
Increases related to acquisitions	46,245
Decreases related to settlements with tax authorities	(7,954)
Decreases related to statute of limitation expirations	(4,591)
Increases related to current year tax positions	16,315
Ending Balance	$220,669

As of June 30, 2016, the Company had accrued approximately $12.2 million related to the potential payment of interest on the Company's uncertain tax positions. The current year increase to the potential payment of interest is primarily composed of a $9.3 million increase related to acquisitions. As of March 31, 2016, the Company had accrued approximately $2.4 million related to the potential payment of interest on the Company's uncertain tax positions. As of June 30, 2016, the Company had accrued for approximately $53.2 million in penalties related to its uncertain tax positions. The current year increase to the potential payment of penalties is primarily composed of a $25.6 million increase related to acquisitions. As of March 31, 2016, the Company had accrued for approximately $27.6 million in penalties related to its uncertain tax positions.

The Company files U.S. federal, U.S. state, and foreign income tax returns.  For U.S. federal, and in general for U.S. state tax returns, the fiscal 2005 and later tax years remain effectively open for examination by tax authorities.  The U.S. Internal Revenue Service (IRS) is currently auditing the Company's 2011 and 2012 tax years.  For foreign tax returns, the Company is generally no longer subject to income tax examinations for years prior to fiscal 2007.

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

The Company believes it maintains appropriate reserves to offset any potential income tax liabilities that may arise upon final resolution of matters for open tax years.  If such reserve amounts ultimately prove to be unnecessary, the resulting reversal of such reserves would result in tax benefits being recorded in the period the reserves are no longer deemed necessary.  If such amounts prove to be less than an ultimate assessment, a future charge to expense would be recorded in the period in which the assessment is determined.  Although the timing of the resolution or closure of audits is highly uncertain, the Company does not believe it is reasonably possible that the unrecognized tax benefits would materially change in the next 12 months.

Note 15.	1.625% Senior Subordinated Convertible Debentures

In February 2015, the Company issued $1,725.0 million principal amount of 1.625% senior subordinated convertible debentures due February 15, 2025. The debentures are subordinated to the Company's senior debt, including amounts borrowed under its amended credit facility, but are senior to the Company's outstanding 2.125% junior subordinated convertible debentures. The debentures are convertible, subject to certain conditions, into cash, shares of the Company's common stock or a combination thereof, at the Company's election, at an initial base conversion rate of 14.5654 shares of common stock per $1,000 principal amount of debentures, representing an initial base conversion price of approximately $68.66 per share of common stock.  As a result of cash dividends paid since the issuance of the debentures, the conversion rate has been adjusted to 15.2530 shares of common stock per $1,000 of principal amount of debentures, representing a base conversion price of approximately $65.56 per share of common stock. In addition, if at the time of conversion the applicable price of the Company's common stock exceeds the base conversion price, the conversion rate will be increased by up to an additional initial base conversion rate of 7.2827 shares of common stock per $1,000 principal amount of debentures, as determined pursuant to a specified formula. As a result of cash dividends paid since the issuance of the debentures, the maximum number of additional shares that may be issued if the stock price of the Company's common stock exceeds the base conversion price has been adjusted to 7.6265 shares of common stock per $1,000 principal amount of debentures. However, in no event will the conversion rate exceed 20.3915 (adjusted to 21.3542 as a result of cash dividends paid since the issuance of the debentures) shares of common stock per $1,000 principal amount of debentures. The Company received net proceeds of approximately $1,694.7 million from the issuance of its senior subordinated convertible debentures after deduction of issuance costs of approximately $30.3 million. The $30.3 million in issuance costs was split between a debt component of $20.4 million and an equity component of $9.9 million.  The debt component of the debt issuance costs is recorded as a direct deduction from the carrying value of the debentures and is being amortized using the effective interest method over the term of the debentures.

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

As the debentures can be settled in cash upon conversion, for accounting purposes, the debentures were bifurcated into a liability component and an equity component, which are both initially recorded at fair value.  The carrying value of the equity component at June 30, 2016 and March 31, 2016 was $564.9 million.  The estimated fair value of the liability component of the debentures at the issuance date was $1,160.1 million resulting in a debt discount of $564.9 million.  The unamortized debt discount was $479.6 million at June 30, 2016 and $490.3 million at March 31, 2016.  The remaining period over which the unamortized debt discount will be recognized as non-cash interest expense is 8.62 years.  In the three months ended June 30, 2016, the Company recognized $10.7 million in non-cash interest expense related to the amortization of the debt discount compared to $10.5 million in the three months ended June 30, 2015.  The Company recognized $7.0 million of interest expense related to the 1.625% coupon on the debentures in each of the three month periods ended June 30, 2016 and June 30, 2015. The effective interest rate of the debentures is 5.9%.

Note 16.	2.125% Junior Subordinated Convertible Debentures

The Company's remaining $575.0 million principal amount of 2.125% junior subordinated convertible debentures due December 15, 2037, are subordinated in right of payment to any future senior debt of the Company (including the Company's senior subordinated convertible debentures) and are effectively subordinated in right of payment to the liabilities of the Company's subsidiaries.  The debentures are convertible, subject to certain conditions, into cash, shares of the Company's common stock or a combination thereof, at the Company's election, at an initial conversion rate of 29.2783 shares of common stock per $1,000 principal amount of debentures, representing an initial conversion price of approximately $34.16 per share of common stock.  As of June 30, 2016, the holders of the debentures had the right to convert their debentures between July 1, 2016 and September 30, 2016 because for at least 20 trading days during the 30 consecutive trading day period ending on June 30, 2016, the Company's common stock had a last reported sale price greater than 130% of the conversion price. As of June 30, 2016, the Company has classified the junior subordinated convertible debentures as long-term on the consolidated balance sheets as the Company has the intent and ability to refinance the obligation on a long-term basis. As of June 30, 2016, a holder could realize more economic value by selling its debentures in the over the counter market than from converting its debentures. As a result of cash dividends paid since the issuance of the debentures, the conversion rate has been adjusted to 41.4433 shares of common stock per $1,000 of principal amount of debentures, representing a conversion price of approximately $24.13 per share of common stock. The if-converted value of the debentures exceeded the principal amount by $634.6 million at June 30, 2016. The debentures include a contingent interest mechanism that begins in December 2017. The terms of the contingent interest include a 0.25% additional interest rate if the debentures are trading at less than $400 and a 0.5% additional interest rate if the debentures are trading at greater than $1,500. Based on the current trading price of the debentures, the contingent interest rate beginning in December 2017 would be 0.5% of the average trading price.

As the debentures can be settled in cash upon conversion, for accounting purposes, the debentures were bifurcated into a liability component and an equity component, which were both initially recorded at fair value.  The carrying value of the equity component at June 30, 2016 and at March 31, 2016 was $411.2 million.  The estimated fair value of the liability component of the debentures at the issuance date was $163.8 million, resulting in a debt discount of $411.2 million.  The unamortized debt discount was $376.9 million at June 30, 2016 and $378.3 million at March 31, 2016.  The remaining period over which the unamortized debt discount will be recognized as non-cash interest expense is 21.46 years.  In the three months ended June 30, 2016, the Company recognized $1.4 million in non-cash interest expense related to the amortization of the debt discount compared to $1.3 million in the three months ended June 30, 2015.  The Company recognized $3.1 million of interest expense related to the 2.125% coupon on the debentures in each of the three month periods ended June 30, 2016 and June 30, 2015. The effective interest rate of the debentures is 9.1%.

Note 17.	Credit Facility

In February 2015, the Company amended its existing $2.0 billion credit agreement by increasing the revolving credit facility to $2.555 billion and removing the term loan portion of the agreement. The new credit agreement includes two tranches. One tranche consists of bank commitments through February 2020 and another tranche consists of bank commitments through June 2018, the maturity date of the original credit agreement. The increase option permitting the Company, subject to certain requirements, to arrange with existing lenders or new lenders to provide up to an aggregate of $300 million in additional commitments, was also adjusted to $249.4 million. The credit agreement provides for a $125 million foreign currency sublimit, a $25 million letter of credit sublimit and a $25 million swingline loan sublimit. The amended credit agreement was accounted for as a modification and as such any remaining unamortized deferred costs associated with the prior credit agreement was associated with the new agreement since the borrowing capacity was increased. At June 30, 2016, $1,922.0 million of revolving credit facility borrowings were outstanding under the credit agreement compared to $1,052.0 million at March 31, 2016. The carrying values reflected in the Company's condensed consolidated balance sheets as of June 30, 2016 and March 31, 2016 have been reduced by debt issuance costs of $8.3 million and $8.8 million, respectively.

In December 2015, the Company secured additional revolving credit commitments of $219 million from various banks in the February 2020 tranche under the increase option of the credit agreement, bringing its revolving credit facility to $2.774 billion. The remaining increase option was $30.4 million as of June 30, 2016.

In December 2015, the Company amended the maximum total leverage ratio in Section 6.11 of its existing credit agreement to allow the Total Leverage Ratio (as defined in that agreement) to be temporarily increased to 5.00 to 1.00 for a period of four consecutive quarters in conjunction with a permitted acquisition occurring during the first of the four quarters.
The Total Leverage Ratio then decreases to 4.75 to 1.00 for three consecutive quarters, finally returning to the stated 4.50 to 1.00 Total Leverage Ratio of the credit agreement after a period of seven consecutive fiscal periods. The Company can elect to use this special feature, also referred to as an Adjusted Covenant Period, no more than two times during the term of the credit agreement and also can terminate an Adjusted Covenant Period earlier than the seven consecutive quarters allowed. The Company elected to use this feature in conjunction with its acquisition of Atmel during the quarter ended June 30, 2016.

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

Interest is due and payable in arrears quarterly for loans bearing interest at the base rate and at the end of an interest period (or at each three-month interval in the case of loans with interest periods greater than three months) in the case of loans bearing interest at the adjusted LIBOR rate. Interest expense related to the credit agreement was approximately $11.6 million and $3.6 million in the three months ended June 30, 2016 and June 30, 2015, respectively. Principal, together with all accrued and unpaid interest, is due and payable on the respective tranche maturity date, which is June 27, 2018 and February 4, 2020. The weighted average interest rate on borrowings outstanding at June 30, 2016 related to the credit agreement was 1.95%. The Company also pays a quarterly commitment fee on the available but unused portion of its line of credit which is calculated on the average daily available balance during the period. The Company may prepay the loans and terminate the commitments, in whole or in part, at any time without premium or penalty, subject to certain conditions including minimum amounts in the case of commitment reductions and reimbursement of certain costs in the case of prepayments of LIBOR loans.

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

The credit agreement contains customary affirmative and negative covenants, including covenants that limit or restrict the Company and its subsidiaries' ability to, among other things, incur subsidiary indebtedness, grant liens, merge or consolidate, dispose of assets, make investments, make acquisitions, enter into certain transactions with affiliates, pay dividends or make distributions, repurchase stock, enter into restrictive agreements and enter into sale and leaseback transactions, in each case subject to customary exceptions for a credit facility of this size and type. The Company is also required to maintain compliance with consolidated senior and total leverage ratios and a consolidated interest coverage ratio. At June 30, 2016, the Company was in compliance with these covenants.

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

Note 18.     Pension Plans

In connection with the acquisition of Atmel, the Company assumed unfunded defined benefit pension plans that cover certain French and German employees. Plan benefits are provided in accordance with local statutory requirements. Benefits are based on years of service and employee compensation levels. Pension liabilities and charges are based upon various assumptions, updated annually, including discount rates, future salary increases, employee turnover, and mortality rates. The Company’s French pension plan provides for termination benefits paid to covered French employees only at retirement, and consists of approximately one to five months of salary. The Company’s German pension plan provides for defined benefit payouts for covered German employees following retirement.

The aggregate net pension expense relating to these two plans are as follows (amounts in thousands):

Three Months Ended
June 30, 2016
Service costs	$364
Interest costs	243
Amortization of actuarial loss	65
Settlements	231
Net pension period cost	$903

The change in projected benefit obligation and the accumulated benefit obligation, were as follows (amounts in thousands):

June 30, 2016
Projected benefit obligation April 4, 2016	$40,313
Service cost	364
Interest cost	243
Settlements	231
Actuarial losses	9,808
Benefits paid	(107)
Foreign currency exchange rate changes	(115)
Projected benefit obligation at June 30, 2016	$50,737
Accumulated benefit obligation at June 30, 2016	44,552

As the defined benefit plans are unfunded, the liability recognized on the condensed consolidated balance sheets as of June 30, 2016 was $50.7 million, of which $0.7 million is included in accrued and other liabilities and $50.0 million is included in other long-term liabilities on the condensed consolidated balance sheets.

Actuarial assumptions used to determine benefit obligations for the plans were as follows:

Assumed discount rate	1.05% - 1.31%
Assumed compensation rate of increase	2.90% - 3.00%

The discount rate is based on the quarterly average yield for Euros treasuries with a duration of 30 years, plus a supplement for corporate bonds (Euros, AA rating).

Future estimated expected benefit payments for the remainder of fiscal 2017 through 2026 are as follows (amounts in thousands):

Fiscal Year Ending March 31,	Expected Benefit Payments
2017	$352
2018	848
2019	885
2020	1,139
2021	1,685
2022 through 2026	8,465
$13,374

The Company’s pension liability represents the present value of estimated future benefits to be paid.

Actuarial losses (gains) for the three months ended June 30, 2016 is comprised of a $10.5 million loss recognized due to declines in the discount rates used to calculate the present value of pension obligation and a $0.7 million settlement gain. Net actuarial losses (gains) will be recognized as a component of net periodic pension cost during fiscal 2018, which is included in accumulated other comprehensive loss in the condensed consolidated balance sheets as of June 30, 2016.
The Company’s net periodic pension cost for fiscal 2017 is expected to be approximately $2.9 million. Cash funding for benefits paid was $0.1 million for the three months ended June 30, 2016. The Company expects total contributions to these plans to be approximately $0.5 million in fiscal 2017.

Note 19.	Contingencies

In the ordinary course of the Company's business, it is exposed to various liabilities as a result of contracts, product liability, customer claims and other matters.  Additionally, the Company is involved in a limited number of legal actions, both as plaintiff and defendant.  Consequently, the Company could incur uninsured liability in any of those actions.  The Company also periodically receives notifications from various third parties alleging infringement of patents or other intellectual property rights, or from customers requesting reimbursement for various costs.  With respect to pending legal actions to which the Company is a party and other claims, although the outcomes are generally not determinable, the Company believes that the ultimate resolution of these matters will not have a material adverse effect on its financial position, cash flows or results of operations.  Litigation and disputes relating to the semiconductor industry are not uncommon, and the Company is, from time to time, subject to such litigation and disputes.  As a result, no assurances can be given with respect to the extent or outcome of any such litigation or disputes in the future.

The Company accrues for claims and contingencies when losses become probable and reasonably estimable. As of the end of each applicable reporting period, the Company reviews each of its matters and, where it is probable that a liability has been or will be incurred, the Company accrues for all probable and reasonably estimable losses. Where the Company can reasonably estimate a range of losses it may incur regarding such a matter, the Company records an accrual for the amount within the range that constitutes its best estimate. If the Company can reasonably estimate a range but no amount within the range appears to be a better estimate than any other, the Company uses the amount that is the low end of such range. As of June 30, 2016, the Company's estimate of the aggregate potential liability that is possible but not probable is approximately $100 million in excess of amounts accrued.

The Company's technology license agreements generally include an indemnification clause that indemnifies the licensee against liability and damages (including legal defense costs) arising from any claims of patent, copyright, trademark or trade secret infringement by the Company's proprietary technology.  The terms of these indemnification provisions approximate the terms of the outgoing technology license agreements, which are typically perpetual unless terminated by either party for breach. The possible amount of future payments the Company could be required to make based on agreements that specify indemnification limits, if such indemnifications were required on all of these agreements, is approximately $147 million. There are some licensing agreements in place that do not specify indemnification limits.  The Company had not recorded any liabilities related to these indemnification obligations as of June 30, 2016.

Note 20.	Derivative Instruments

Foreign Currency Exchange Rate Risk

The Company has international operations and is thus subject to foreign currency rate fluctuations.  To help manage the risk of changes in foreign currency rates, the Company periodically enters into derivative contracts comprised of foreign currency forward contracts to hedge its asset and liability foreign currency exposure and a portion of its foreign currency operating expenses.  Approximately 96% of the Company's sales are U.S. dollar denominated.  To date, the exposure related to foreign exchange rate volatility has not been material to the Company's operating results.  As of June 30, 2016 and March 31, 2016, the Company had no foreign currency forward contracts outstanding. The Company recognized an immaterial amount of net realized gains and losses on foreign currency forward contracts in each of the three months ended June 30, 2016 and 2015. Gains and losses from changes in the fair value of these foreign currency forward contracts and foreign currency exchange rate fluctuations are credited or charged to other income (expense) on the condensed consolidated statements of operations. The Company does not apply hedge accounting to its foreign currency derivative instruments.

Note 21.	Comprehensive (Loss) Income

The following table presents the changes in the components of accumulated other comprehensive (loss) income (AOCI) for the three months ended June 30, 2016 (amounts in thousands):

	Unrealized holding gains (losses) available-for-sale securities	Defined benefit pension plans	Foreign Currency	Total
Accumulated other comprehensive (loss) income at March 31, 2016	$348	$44	$(3,749)	$(3,357)
Other comprehensive loss before reclassifications	(1,325)	(6,805)	(3,023)	(11,153)
Amounts reclassified from accumulated other comprehensive loss	82	—	—	82
Net other comprehensive loss	(1,243)	(6,805)	(3,023)	(11,071)
Accumulated other comprehensive loss at June 30, 2016	$(895)	$(6,761)	$(6,772)	$(14,428)

The table below details where reclassifications of realized transactions out of AOCI are recorded on the condensed consolidated statements of operations (amounts in thousands):

	Three Months Ended
	June 30,
Description of AOCI Component	2016	2015	Related Statement of Income Line
Unrealized (losses) gains on available-for-sale securities	$(82)	$13,959	Other income

Note 22.	Share-Based Compensation

The following table presents the details of the Company's share-based compensation expense (amounts in thousands):

	Three Months Ended
	June 30,
	2016		2015
Cost of sales	$7,897	(1)	$1,657	(1)
Research and development	17,517		7,098
Selling, general and administrative	34,165		5,357
Pre-tax effect of share-based compensation	59,579		14,112
Income tax benefit	20,888		3,532
Net income effect of share-based compensation	$38,691		$10,580

(1) During the three months ended June 30, 2016, $2.8 million of share-based compensation expense was capitalized to inventory. The amount of share-based compensation included in cost of sales during the three months ended June 30, 2016, included $3.7 million of previously capitalized share-based compensation expense in inventory that was sold and $4.2 million of share-based compensation expense related to the Company's acquisition of Atmel that was not previously capitalized to inventory.  During the three months ended June 30, 2015, $1.8 million of share-based compensation expense was capitalized to inventory and $1.7 million of previously capitalized share-based compensation expense in inventory was sold.

Atmel Acquisition-related Equity Awards

    In connection with the acquisition of Atmel, the Company assumed certain restricted stock units (RSUs) granted by Atmel. The assumed awards were measured at the acquisition date based on the estimated fair value, which was a total of $95.9 million. A portion of that fair value, $7.5 million, which represented the pre-acquisition vested service provided by employees to Atmel, was included in the total consideration transferred as part of the acquisition. As of the acquisition date, the remaining portion of the fair value of those awards was $88.4 million, representing post-acquisition share-based compensation expense that will be recognized as these employees provide service over the remaining vesting periods. During the three months ended June 30, 2016, the Company recognized $43.2 million of share-based compensation expense in connection with the acquisition of Atmel, of which $37.1 million was due to the accelerated vesting of outstanding equity awards upon termination of certain Atmel employees.

Note 23.	Net (Loss) Income Per Common Share Attributable to Microchip Technology Stockholders

The following table sets forth the computation of basic and diluted net (loss) income per common share from continuing operations attributable to Microchip Technology stockholders (in thousands, except per share amounts):

	Three Months Ended
	June 30,
	2016	2015
Net (loss) income from continuing operations attributable to Microchip Technology	$(109,225)	$130,667
Weighted average common shares outstanding	214,345	202,232
Dilutive effect of stock options and RSUs	—	3,392
Dilutive effect of 2037 junior subordinated convertible debentures	—	11,143
Weighted average common and potential common shares outstanding	214,345	216,767
Basic net (loss) income per common share from continuing operations attributable to Microchip Technology stockholders	$(0.51)	$0.65
Diluted net (loss) income per common share from continuing operations attributable to Microchip Technology stockholders	$(0.51)	$0.60

The Company computed basic net (loss) income per common share from continuing operations attributable to its stockholders using net (loss) income from continuing operations available to common stockholders and the weighted average number of common shares outstanding during the period. The Company computed diluted net (loss) income per common share from continuing operations attributable to its stockholders using net (loss) income from continuing operations available to common stockholders and the weighted average number of common shares outstanding plus potentially dilutive common shares outstanding during the period.

Potentially dilutive common shares from employee equity incentive plans are determined by applying the treasury stock method to the assumed exercise of outstanding stock options and the assumed vesting of outstanding RSUs. For the three months ended June 30, 2016, the calculation of diluted net loss per common share excluded 4,159,273 common shares from employee equity incentive plans as the related impact would have been anti-dilutive as the Company generated a net loss.

For the three months ended June 30, 2016, the calculation of diluted net loss per common share excluded 12,165,812 shares issuable upon the exchange of the Company's 2.125% junior subordinated convertible debentures as the related impact would have been anti-dilutive as the Company generated a net loss. Diluted net income per common share from continuing operations attributable to stockholders for the three months ended June 30, 2015 includes 11,142,772 shares issuable upon the exchange of the Company's 2.125% junior subordinated convertible debentures.  The debentures have no impact on diluted net income per common share unless the average price of the Company's common stock exceeds the conversion price because the principal amount of the debentures will be settled in cash upon conversion.  Prior to conversion, the Company will include, in the diluted net income per common share calculation, the effect of the additional shares that may be issued when the Company's common stock price exceeds the conversion price using the treasury stock method.  The weighted average conversion price per share used in calculating the dilutive effect of the convertible debt for the three-month periods ended June 30, 2016 and 2015 was $24.23 and $25.01, respectively.

There were no shares issuable upon the exchange of the Company's 1.625% senior subordinated convertible debentures due February 15, 2025 (see Note 15). The debentures have no impact on diluted net income per common share unless the average price of the Company's common stock exceeds the conversion price because the principal amount of the debentures will be settled in cash upon conversion.  Prior to conversion, the Company will include, in the diluted net income per common share calculation, the effect of the additional shares that may be issued when the Company's common stock price exceeds the conversion price using the treasury stock method.  The weighted average conversion price per share used in calculating the dilutive effect of the convertible debt for the three-month periods ended June 30, 2016 and 2015 was $65.82 and $67.95, respectively.

Note 24. Stock Repurchase

In December 2007, the Company announced that its Board of Directors had authorized the repurchase of up to 10.0 million shares of its common stock in the open market or in privately negotiated transactions.  As of March 31, 2015, the Company had repurchased 7.5 million shares under this authorization for $234.7 million.  In May 2015, the Company's Board of Directors authorized an increase to the existing share repurchase program to 20 million shares of common stock from the approximately 2.5 million shares remaining under the prior authorization. During fiscal 2016, the Company purchased 8.6 million shares of its common stock for a total of $363.8 million. In January 2016, the Company's Board of Directors authorized an increase to the existing share repurchase program to 15.0 million shares of common stock from the approximately 11.4 million shares remaining under the prior authorization. There were no repurchases of common stock during the three months ended June 30, 2016. There is no expiration date associated with this repurchase program. As of June 30, 2016, approximately 22.5 million shares remained as treasury shares with the balance of the shares being used to fund share issuance requirements under the Company's equity incentive plans.

Note 25.	Dividends

A quarterly cash dividend of $0.3595 per share was paid on June 6, 2016 in the aggregate amount of $77.2 million.  A quarterly cash dividend of $0.3600 per share was declared on August 8, 2016 and will be paid on September 6, 2016 to stockholders of record as of August 22, 2016. The Company expects the September payment of its quarterly cash dividend to be approximately $77.6 million.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

This report, including "Part I – Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Part II - Item 1A Risk Factors" contains certain forward-looking statements that involve risks and uncertainties, including statements regarding our strategy, financial performance and revenue sources.  We use words such as "anticipate," "believe," "plan," "expect," "future," "continue," "intend" and similar expressions to identify forward-looking statements.  Our actual results could differ materially from the results anticipated in these forward-looking statements as a result of certain factors including those set forth under "Risk Factors," beginning at page 45 and elsewhere in this Form 10-Q.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  You should not place undue reliance on these forward-looking statements.  We disclaim any obligation to update information contained in any forward-looking statement.  These forward-looking statements include, without limitation, statements regarding the following:

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

•
Our expectation that our inventory levels will be flat to down 4 days, excluding impacts from the sell through of acquired inventory fair value mark-up, in the September 2016 quarter compared to the June 2016 quarter and that it will allow us to maintain competitive lead times and provide strong delivery performance to our customers;

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

•
That the acquisition was structured in a manner that enabled us to utilize a substantial portion of the cash, cash equivalents, short-term investments and long-term investments held by certain of our foreign subsidiaries in a tax efficient manner and that our determinations with respect to the tax consequences of the acquisition are reasonable;

•
The sufficiency of our existing sources of liquidity to finance anticipated capital expenditures and otherwise meet our anticipated cash requirements, and the effects that our contractual obligations are expected to have on them;

•
That our U.S. operations and capital requirements are funded primarily by cash generated from U.S. operating activities, which has been and is expected to be sufficient to meet our business needs in the U.S. for the foreseeable future;

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

•
That when the UK leaves the EU, we may lose our ability to import and export products tax-free throughout Europe which may increase the costs to us for the import and sale of our products to our customers, result in a decrease in sales to certain of our customers or disrupt our operations and product shipments;

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

We begin our Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) with a summary of our overall business strategy to give the reader an overview of the goals of our business and the overall direction of our business and products.  This is followed by a discussion of the Critical Accounting Policies and Estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results.  We then discuss our Results of Operations for the three months ended June 30, 2016 compared to the three months ended June 30, 2015.  We then provide an analysis of changes in our balance sheet and cash flows, and discuss our financial commitments in sections titled "Liquidity and Capital Resources," "Contractual Obligations" and "Off-Balance Sheet Arrangements."

Strategy

Our goal is to be a worldwide leader in providing specialized semiconductor products for a wide variety of embedded control applications. Our strategic focus is on embedded control solutions, including general purpose and specialized microcontrollers, development tools and related software, high-performance linear, mixed-signal, power management, thermal management, radio frequency (RF), timing, safety, security, wired connectivity and wireless connectivity devices, as well as serial EEPROMs, SuperFlash memories, Parallel Flash memories and serial SRAM memories. We provide highly cost-effective embedded control products that also offer the advantages of small size, high performance, low voltage/power operation and ease of development, enabling timely and cost-effective embedded control product integration by our customers.  We license our SuperFlash technology and other technologies to wafer foundries, integrated device manufacturers and design partners throughout the world for use in the manufacture of advanced microcontroller products, gate array, RF and analog products that require embedded non-volatile memory.

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

We market and sell our products worldwide primarily through a network of direct sales personnel and distributors.  Our distributors focus primarily on servicing the product and technical support requirements of a broad base of diverse customers.  We believe that our direct sales personnel combined with our distributors provide an effective means of reaching this broad and diverse customer base.  Our direct sales force focuses primarily on major strategic accounts in three geographical markets: the Americas, Europe and Asia.  We currently maintain sales and support centers in major metropolitan areas in North America, Europe and Asia.  We believe that a strong technical service presence is essential to the continued development of the embedded control market.  Many of our client engagement managers (CEMs), embedded system engineers (ESEs), and sales management personnel have technical degrees and have been previously employed in an engineering environment.  We believe that the technical knowledge of our sales force is a key competitive advantage in the sale of our products.  The primary mission of our ESE team is to provide technical assistance to strategic accounts and to conduct periodic training sessions for CEMs and distributor sales teams.  ESEs also frequently conduct technical seminars for our customers in major cities around the world, and work closely with our distributors to provide technical assistance and end-user support.

See "Our operating results are impacted by both seasonality and the wide fluctuation of supply and demand in the semiconductor industry," on page 49 for discussion of the impact of seasonality on our business.

Acquisition of Atmel

On April 4, 2016, we completed our acquisition of Atmel. Under the terms of the merger agreement executed on January 19, 2016, Atmel stockholders received $8.15 per share consisting of $7.00 per share in cash and $1.15 per share in shares of Microchip common stock. We financed the purchase price of our Atmel acquisition using approximately $2.04 billion of cash held by certain of our foreign subsidiaries, approximately $0.94 billion from additional borrowings under our existing line of credit agreement and approximately $487.7 million by issuing an aggregate of 10.1 million shares of our common stock. The acquisition price represents a total equity value of approximately $3.47 billion, and a total enterprise value of approximately $3.43 billion, after excluding Atmel's cash and investments net of debt of approximately $39.3 million. Atmel is a worldwide leader in the design and manufacture of microcontrollers, capacitive touch solutions, advanced logic, mixed-signal, nonvolatile memory and RF components. Atmel is headquartered in San Jose, California and has offices, manufacturing and research facilities in North America, Europe and Asia.

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

As a result of our acquisitions of Atmel and Micrel, we acquired certain distributor relationships where revenue is recognized upon shipment to the distributors. With respect to the distributor relationships acquired in the Micrel acquisition, in the December 2015 quarter, we changed substantially all of these distributor contracts to be consistent with those of our other distributors which resulted in the deferral of revenue recognition under such contracts until the distributor sells the product to their customers. With respect to the distributor relationships acquired in the Atmel acquisition, we currently expect to change substantially all of these distributor contracts to be consistent with those of our other distributors during the quarter ending December 31, 2016 which will result in the deferral of revenue recognition at that time under such contracts until the distributor sells the product to their customers.

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

We sell the majority of the items in our product catalog to our distributors worldwide at a uniform list price.  However, distributors resell our products to end customers at a very broad range of individually negotiated price points.  The majority of our distributors' resales require a reduction from the original list price paid.  Often, under these circumstances, we remit back to the distributor a portion of their original purchase price after the resale transaction is completed in the form of a credit against the distributor's outstanding accounts receivable balance.  The credits are on a per unit basis and are not given to the distributor until they provide information to us regarding the sale to their end customer.  The price reductions vary significantly based on the customer, product, quantity ordered, geographic location and other factors and discounts to a price less than our cost have historically been rare.  The effect of granting these credits establishes the net selling price to our distributors for the product and results in the net revenue recognized by us when the product is sold by the distributors to their end customers.  Thus, a portion of the deferred income on shipments to distributors balance represents the amount of distributors' original purchase price that will be credited back to the distributors in the future.  The wide range and variability of negotiated price concessions granted to distributors does not allow us to accurately estimate the portion of the balance in the deferred income on shipments to distributors account that will be credited back to the distributors.  Therefore, we do not reduce deferred income on shipments to distributors or accounts receivable by anticipated future concessions; rather, price concessions are typically recorded against deferred income on shipments to distributors and accounts receivable when incurred, which is generally at the time the distributor sells the product.  At June 30, 2016, we had approximately $338.0 million of deferred revenue and $124.8 million in deferred cost of sales recognized as $213.2 million of deferred income on shipments to distributors.  At March 31, 2016, we had approximately $267.2 million of deferred revenue and $83.8 million in deferred cost of sales recognized as $183.4 million of deferred income on shipments to distributors.  The deferred income on shipments to distributors that will ultimately be recognized in our income statement will be lower than the amount reflected on the balance sheet due to additional price credits to be granted to the distributors when the product is sold to their customers.  These additional price credits historically have resulted in the deferred income approximating the overall gross margins that we recognize in the distribution channel of our business.

Distributor advances, reflected as a reduction of deferred income on shipments to distributors on our condensed consolidated balance sheets, totaled $138.7 million at June 30, 2016 and $102.9 million at March 31, 2016.  On sales to distributors, our payment terms generally require the distributor to settle amounts owed to us for an amount in excess of their ultimate cost.  The sales price to our distributors may be higher than the amount that the distributors will ultimately owe us because distributors often negotiate price reductions after purchasing products from us and such reductions are often significant.  It is our practice to apply these negotiated price discounts to future purchases, requiring the distributor to settle receivable balances, on a current basis, generally within 30 days, for amounts originally invoiced.  This practice has an adverse impact on the working capital of our distributors.  As such, we have entered into agreements with certain distributors whereby we advance cash to the distributors to reduce the distributor's working capital requirements.  These advances are reconciled at least on a quarterly basis and are estimated based on the amount of ending inventory as reported by the distributor multiplied by a negotiated percentage.  Such advances have no impact on our revenue recognition or our condensed consolidated statements of operations.  We process discounts taken by distributors against our deferred income on shipments to distributors' balance and true-up the advanced amounts generally after the end of each completed fiscal quarter.  The terms of these advances are set forth in binding legal agreements and are unsecured, bear no interest on unsettled balances and are due upon demand.  The agreements governing these advances can be canceled by us at any time.

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

Business Combinations

All of our business combinations are accounted for at fair value under the acquisition method of accounting.  Under the acquisition method of accounting, (i) acquisition-related costs, except for those costs incurred to issue debt or equity securities, will be expensed in the period incurred; (ii) non-controlling interests will be valued at fair value at the acquisition date; (iii) in-process research and development will be recorded at fair value as an intangible asset at the acquisition date and amortized once the technology reaches technological feasibility; (iv) restructuring costs associated with a business combination will be expensed subsequent to the acquisition date; and (v) changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date will be recognized through income tax expense or directly in contributed capital.  The measurement of the fair value of assets acquired and liabilities assumed requires significant judgment.  The valuation of intangible assets and acquired investments, in particular, requires that we use valuation techniques such as the income approach. The income approach includes the use of a discounted cash flow model, which includes discounted cash flow scenarios and requires the following significant estimates: revenue, expenses, capital spending and other costs, and discount rates based on the respective risks of the cash flows.  The valuation of non-marketable equity investments acquired also takes into account variables such as conditions reflected in the capital markets, recent financing activity by the investees, the investees' capital structure and the terms of the investees' issued interests. Under the acquisition method of accounting, the aggregate amount of consideration we pay for a company is allocated to net tangible assets and intangible assets based on their estimated fair values as of the acquisition date.  The excess of the purchase price over the value of the net tangible assets and intangible assets is recorded to goodwill. On an annual basis, we test goodwill for impairment and, through June 30, 2016, we have never recorded an impairment charge against our goodwill balance.

Share-based Compensation

We measure at fair value and recognize compensation expense for all share-based payment awards, including grants of employee stock options, restricted stock units (RSUs) and employee stock purchase rights, to be recognized in our financial statements based on their respective grant date fair values.  Total share-based compensation during the three months ended June 30, 2016 was $59.6 million, of which $51.7 million was reflected in operating expenses.  Total share-based compensation included in cost of sales during the three months ended June 30, 2016 was $7.9 million.  Total share-based compensation included in our inventory balance was $7.4 million at June 30, 2016.

Determining the appropriate fair-value model and calculating the fair value of share-based awards at the date of grant requires judgment.  The fair value of our RSUs is based on the fair market value of our common stock on the date of grant discounted for expected future dividends.  We use the Black-Scholes option pricing model to estimate the fair value of employee stock options and rights to purchase shares under our employee stock purchase plans.  Option pricing models, including the Black-Scholes model, require the use of input assumptions, including expected volatility, expected life, expected dividend rate, and expected risk-free rate of return.  We use a blend of historical and implied volatility based on options freely traded in the open market as we believe this is most reflective of market conditions and a better indicator of expected volatility than using purely historical volatility.  The expected life of the awards is based on historical and other economic data trended into the future.  The risk-free interest rate assumption is based on observed interest rates appropriate for the terms of our awards.  The dividend yield assumption is based on our history and expectation of future dividend payouts.  During the three months ended June 30, 2016, we elected to early adopt ASU 2016-09, Compensation - Stock Compensation, Improvements to Employee Share-Based Payment Accounting (Topic 718). Under this standard, entities are permitted to make an accounting policy election to either estimate forfeitures on share-based payment awards, as previously required, or to recognize forfeitures as they occur. We have elected to recognize forfeitures as they occur.

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

In periods where our production levels are substantially below our normal operating capacity, the reduced production levels of our manufacturing facilities are charged directly to cost of sales.  There was no charge to cost of sales for reduced production levels in the three-month periods ended June 30, 2016 and 2015.

Income Taxes

As part of the process of preparing our condensed consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate.  This process involves estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes.  These differences result in deferred tax assets and liabilities, which are included within our condensed consolidated balance sheets.  We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income within the relevant jurisdiction and to the extent we believe that recovery is not likely, we must establish a valuation allowance.  We have provided valuation allowances for certain of our deferred tax assets, including state net operating loss carryforwards, foreign tax credits and state tax credits, where it is more likely than not that some portion, or all of such assets, will not be realized. At June 30, 2016, the valuation allowances totaled $199.9 million. Should we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.  At June 30, 2016, our deferred tax asset, net of valuation allowances, was $68.7 million.

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

Senior and Junior Subordinated Convertible Debentures

We separately account for the liability and equity components of our senior and junior subordinated convertible debentures in a manner that reflects our nonconvertible debt (unsecured debt) borrowing rate when interest cost is recognized.  This results in a bifurcation of a component of the debt, classification of that component in equity and the accretion of the resulting discount on the debt to be recognized as part of interest expense in our condensed consolidated statements of operations.  Lastly, we include the dilutive effect of the shares of our common stock issuable upon conversion of the outstanding senior and junior subordinated convertible debentures in our diluted income per share calculation regardless of whether the market price triggers or other contingent conversion features have been met.  We apply the treasury stock method as we have the intent and have adopted an accounting policy to settle the principal amount of the senior and junior subordinated convertible debentures in cash.  This method results in incremental dilutive shares when the average fair value of our common stock for a reporting period exceeds the conversion prices per share which were $65.56 and $24.13 for our senior and junior subordinated convertible debentures, respectively, at June 30, 2016 and adjusts as dividends are recorded in the future.

Contingencies

In the ordinary course of our business, we are exposed to various liabilities as a result of contracts, product liability, customer claims and other matters.  Additionally, we are involved in a limited number of legal actions, both as plaintiff and defendant.  Consequently, we could incur uninsured liability in any of those actions.  We also periodically receive notifications from various third parties alleging infringement of patents or other intellectual property rights, or from customers requesting reimbursement for various costs.  With respect to pending legal actions to which we are a party and other claims, although the outcomes are generally not determinable, we believe that the ultimate resolution of these matters will not have a material adverse effect on our financial position, cash flows or results of operations.  Litigation and disputes relating to the semiconductor industry are not uncommon, and we are, from time to time, subject to such litigation and disputes.  As a result, no assurances can be given with respect to the extent or outcome of any such litigation or disputes in the future.

We accrue for claims and contingencies when losses become probable and reasonably estimable. As of the end of each applicable reporting period, we review each of our matters and, where it is probable that a liability has been or will be incurred, we accrue for all probable and reasonably estimable losses. Where we can reasonably estimate a range of losses we may incur regarding such a matter, we record an accrual for the amount within the range that constitutes our best estimate. If we can reasonably estimate a range but no amount within the range appears to be a better estimate than any other, we use the amount that is the low end of such range.

Results of Continuing Operations

The following table sets forth certain operational data as a percentage of net sales for the periods indicated:

	Three Months Ended
	June 30,
	2016	2015
Net sales	100.0%	100.0%
Cost of sales	56.4	42.1
Gross profit	43.6	57.9
Research and development	18.5	15.9
Selling, general and administrative	19.7	12.5
Amortization of acquired intangible assets	10.0	6.5
Special charges, net	2.8	0.3
Operating (loss) income	(7.4)%	22.7%

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

Our net sales for the three months ended June 30, 2016 were $799.4 million, an increase of 43.4% from the previous quarter's net sales of $557.6 million, and an increase of 49.7% from net sales of $534.0 million in the three months ended June 30, 2015. The increase in net sales in the quarter ended June 30, 2016 over the previous quarter was due primarily to our acquisition of Atmel and also by growth in our historical business driven by general economic and semiconductor industry conditions. The increase in net sales in the three months ended June 30, 2016 compared to the three months ended June 30, 2015 was due primarily to our acquisitions of Atmel and Micrel, and also by growth in our historical business driven by general economic and semiconductor industry conditions. Average selling prices for our semiconductor products were down approximately 1% for the three-month period ended June 30, 2016 over the corresponding period of the previous fiscal year. The average selling price per unit was primarily impacted by the mix of our products sold and overall semiconductor market conditions.  The number of units of our semiconductor products sold was up approximately 53% for the three-month period ended June 30, 2016 over the corresponding period of the previous fiscal year. The unit volumes were primarily impacted by our acquisitions of Atmel and Micrel and overall semiconductor market conditions.  Key factors related to the amount of net sales during the three-month period ended June 30, 2016 compared to the three-month period ended June 30, 2015 include:

•	our acquisition of Atmel which closed on April 4, 2016;

•	our acquisition of Micrel which closed on August 3, 2015;

•	global economic conditions in the markets we serve;

•	semiconductor industry conditions;

•	our new product offerings that have increased our served available market;

•	customers' increasing needs for the flexibility offered by our programmable solutions;

•	inventory holding patterns of our customers;

•	increasing semiconductor content in our customers' products; and

•	continued market share gains in the segments of the markets we address.

Net sales by product line for the three months ended June 30, 2016 and 2015 were as follows (dollars in thousands):

	Three Months Ended
	June 30,
	(unaudited)
	2016	%	2015	%
Microcontrollers	$498,310	62.3	$348,170	65.2
Analog, interface, mixed signal and timing products	212,335	26.6	127,055	23.8
Memory products	45,914	5.7	31,773	5.9
Technology licensing	20,588	2.6	23,263	4.4
Multi-market and other	22,264	2.8	3,691	0.7
Total sales	$799,411	100.0%	$533,952	100.0%

Microcontrollers

Our microcontroller product line represents the largest component of our total net sales.  Microcontrollers and associated application development systems accounted for approximately 62.3% of our net sales for the three-month period ended June 30, 2016 compared to approximately 65.2% of our net sales for the three-month period ended June 30, 2015.

Net sales of our microcontroller products increased approximately 43.1% in the three-month period ended June 30, 2016 compared to the three-month period ended June 30, 2015. This sales increase was driven primarily by our acquisition of Atmel, market-share gains and general economic and semiconductor industry conditions in the end markets we serve including the consumer, automotive, industrial control, communications and computing markets.

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

Analog, Interface, Mixed Signal and Timing Products

Sales of our analog, interface, mixed signal and timing products accounted for approximately 26.6% of our net sales for the three-month period ended June 30, 2016 compared to approximately 23.8% of our net sales for the three-month period ended June 30, 2015.

Net sales of our analog, interface, mixed signal and timing products increased approximately 67.1% in the three-month period ended June 30, 2016 compared to the three-month period ended June 30, 2015. This sales increase was driven primarily by our acquisitions of Micrel and Atmel and market share gains achieved within the analog, interface, mixed signal and timing market.

Analog, interface, mixed signal and timing products can be proprietary or non-proprietary in nature.  Currently, we consider a majority of our analog, interface, mixed signal and timing products to be proprietary in nature, where prices are relatively stable, similar to the pricing stability experienced in our microcontroller products.  The non-proprietary portion of our analog, interface, mixed signal and timing business will experience price fluctuations driven primarily by the current supply and demand for those products.  We may be unable to maintain the average selling prices of our analog, interface, mixed signal and timing products as a result of increased pricing pressure in the future, which would adversely affect our operating results.  We anticipate the proprietary portion of our analog, interface, mixed signal and timing products will increase over time.

Memory Products

Sales of our memory products accounted for approximately 5.7% of our net sales for the three-month period ended June 30, 2016 compared to approximately 5.9% of our net sales for the three-month period ended June 30, 2015.

Net sales of our memory products increased approximately 44.5% in the three-month period ended June 30, 2016 compared to the three-month period ended June 30, 2015. The increase in net sales of our memory products over these periods was driven primarily by our acquisition of Atmel.

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

Technology Licensing

Technology licensing revenue includes a combination of royalties associated with licenses for the use of our SuperFlash and other technologies and fees for engineering services.  Technology licensing accounted for approximately 2.6% of our net sales for the three-month period ended June 30, 2016 compared to approximately 4.4% of our net sales for the three-month period ended June 30, 2015.

Net sales related to our technology licensing decreased approximately 11.5% in the three-month period ended June 30, 2016 compared to the three-month period ended June 30, 2015. Revenue from technology licensing can fluctuate over time based on the production activities of our licensees as well as general economic and semiconductor industry conditions.

Multi-Market and Other

Our Multi-Market and Other (MMO) product line consists of manufacturing services (wafer foundry and assembly and test subcontracting), legacy application specific IC's (ASIC's), complex programmable logic devices (CPLD's), and aerospace products. Revenue from this product line accounted for approximately 2.8% of our net sales for the three-month period ended June 30, 2016 compared to approximately 0.7% of our net sales for the three-month period ended June 30, 2015. The increase in net sales in our MMO product line over these periods was primarily driven by our acquisition of Atmel.

Distribution

Distributors accounted for approximately 56.0% of our net sales in the three-month period ended June 30, 2016 and approximately 52.2% of our net sales in the three-month period ended June 30, 2015. Our distributors focus primarily on servicing the product requirements of a broad base of diverse customers.  We believe that distributors provide an effective means of reaching this broad and diverse customer base.  We believe that customers recognize Microchip for its products and brand name and use distributors as an effective supply channel.

Generally, we do not have long-term agreements with our distributors and we, or our distributors, may terminate our relationships with each other with little or no advance notice.  The loss of, or the disruption in the operations of, one or more of our distributors could reduce our future net sales in a given quarter and could result in an increase in inventory returns.

At June 30, 2016, our distributors maintained 32 days of inventory of our products which was flat compared to the days of inventory at our distributors at March 31, 2016.  Over the past five fiscal years, the days of inventory maintained by our distributors have fluctuated between 27 days and 47 days.  We do not believe that inventory holding patterns at our distributors will materially impact our net sales, due to the fact that we recognize revenue based on sell-through for the vast majority of our distributors.

Sales by Geography

Sales by geography for the three months ended June 30, 2016 and 2015 were as follows (dollars in thousands):

	Three Months Ended
	June 30,
	(unaudited)
	2016	%	2015	%
Americas	$142,675	17.9	$104,544	19.6
Europe	182,465	22.8	114,678	21.5
Asia	474,271	59.3	314,730	58.9
Total sales	$799,411	100.0%	$533,952	100.0%

Americas sales include sales to customers in the U.S., Canada, Central America and South America. Sales to foreign customers accounted for approximately 85% of our total net sales in the three-month period ended June 30, 2016 compared to 84% in the three month period ended June 30, 2015. Substantially all of our foreign sales are U.S. dollar denominated.  Sales to customers in Asia have generally increased over time due to many of our customers transitioning their manufacturing operations to Asia and growth in demand from the emerging Asian market.  Our sales force in the Americas and Europe supports a significant portion of the design activity for products which are ultimately shipped to Asia.

Gross Profit

Our gross profit was $348.5 million in the three-month period ended June 30, 2016 and $309.0 million in the three-month period ended June 30, 2015. Gross profit as a percentage of sales was 43.6% in the three-month period ended June 30, 2016 and 57.9% in the three-month period ended June 30, 2015.

The most significant factors affecting our gross profit percentage in the periods covered by this Form 10-Q were:

•
charges of approximately $91.5 million in the three-month period ended June 30, 2016 related to the recognition of acquired inventory at fair value as a result of our acquisitions which increased the value of our acquired inventory and subsequently increased our cost of sales and reduced our gross margins when the related revenue was recognized;

•	for each of the three-month periods ended June 30, 2016 and June 30, 2015, inventory write-downs being higher than the gross margin impact of sales of inventory that was previously written down; and

•	fluctuations in the product mix of microcontrollers, analog, interface, mixed signal and timing products, memory products and technology licensing.

Other factors that impacted our gross profit percentage in the periods covered by this Form 10-Q include:

•	continual cost reductions in wafer fabrication and assembly and test manufacturing, such as new manufacturing technologies and more efficient manufacturing techniques; and

•	lower depreciation as a percentage of cost of sales.

We adjust our wafer fabrication and assembly and test capacity utilization as required to respond to actual and anticipated business and industry-related conditions. When production levels are below normal capacity, we charge cost of sales for the unabsorbed capacity. During each of the three-month periods ended June 30, 2016 and 2015, our wafer fabrication facilities and assembly and test facilities operated at normal capacity levels, which we measure as a percentage of the capacity of the installed equipment. We operate an assembly and test facility in Thailand and, as a result of our acquisition of Atmel, we acquired a test facility in Calamba, Philippines.

The process technologies utilized in our wafer fabrication facilities impact our gross margins.  Our wafer fabrication facility located in Tempe, Arizona (Fab 2) currently utilizes various manufacturing process technologies, but predominantly utilizes our 0.5 micron to 1.0 micron processes.  Our wafer fabrication facility located in Gresham, Oregon (Fab 4) predominantly utilizes our 0.22 micron to 0.5 micron processes.  We continue to transition products to more advanced process technologies to reduce future manufacturing costs.  Substantially all of our production in Fab 2 and Fab 4 has been on 8-inch wafers during the periods covered by this report. We consider normal capacity at Fab 2 and Fab 4 to be 90% to 95%. As a result of our acquisition of Atmel, we acquired a 6-inch wafer fabrication facility in Colorado Springs, Colorado (Fab 5) that currently utilizes processes between 0.25 micron and 1.0 micron. We consider normal capacity at Fab 5 to be 70% to 75%.

Our overall inventory levels were $518.4 million at June 30, 2016, compared to $306.8 million at March 31, 2016.  We maintained 105 days of inventory on our balance sheet at June 30, 2016 compared to 110 days of inventory at March 31, 2016.  The primary reason for the increase in our inventory levels at June 30, 2016 compared to March 31, 2016 is an additional $209.7 million of inventory from our acquisition of Atmel, including approximately $80.9 million of remaining acquired inventory fair value mark-up. We expect our days of inventory levels in the September 2016 quarter to be flat to down 4 days from the June 2016 levels, excluding the impact from the sell through of acquired inventory fair value mark-up. We believe our existing level of inventory will allow us to maintain competitive lead times and provide strong delivery performance to our customers.

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

During the three months ended June 30, 2016, approximately 43% of our assembly requirements were performed in our Thailand facilities compared to approximately 56% during the three months ended June 30, 2015.  The percentage of our assembly work that is performed internally fluctuates over time based on supply and demand conditions in the semiconductor industry, our internal capacity capabilities and our acquisition activities.  Third-party contractors located primarily in Asia perform the balance of our assembly operations.  During the three months ended June 30, 2016, approximately 63% of our test requirements were performed in our Thailand and Philippines facilities compared to approximately 89% during the three months ended June 30, 2015. The primary reasons for the percentage reduction in the assembly and test operations performed internally in the three months ended June 30, 2016 compared to the same period last year are our acquisitions of Atmel and Micrel, which companies outsourced most of these activities. Over time, we intend to migrate a portion of the outsourced assembly and test activities from our Atmel and Micrel acquisitions to our Thailand and Philippines facilities. We believe that the assembly and test operations performed at our internal facilities provide us with significant cost savings compared to contractor assembly and test costs, as well as increased control over these portions of the manufacturing process.

We rely on outside wafer foundries for a significant portion of our wafer fabrication requirements. Approximately 40% of our net sales came from products that were produced at outside wafer foundries in each of the three months ended June 30, 2016 and 2015.

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

Research and Development (R&D)

R&D expenses for the three months ended June 30, 2016 were $147.9 million, or 18.5% of net sales, compared to $84.7 million, or 15.9% of net sales, for the three months ended June 30, 2015.  We are committed to investing in new and enhanced products, including development systems software, and in our design and manufacturing process technologies.  We believe these investments are significant factors in maintaining our competitive position.  R&D costs are expensed as incurred.  Assets purchased to support our ongoing research and development activities are capitalized when related to products which have achieved technological feasibility or that have alternative future uses and are amortized over their expected useful lives.  R&D expenses include labor, depreciation, masks, prototype wafers, and expenses for the development of process technologies, new packages, and software to support new products and design environments.

R&D expenses increased $63.2 million, or 74.6%, for the three months ended June 30, 2016 over the same period last year.  The primary reasons for the increase in R&D costs were additional costs from our acquisitions of Atmel and Micrel.

R&D expenses fluctuate over time, primarily due to revenue and operating expense investment levels.

Selling, General and Administrative

Selling, general and administrative expenses for the three months ended June 30, 2016 were $157.5 million, or 19.7% of net sales, compared to $66.8 million, or 12.5% of net sales, for the three months ended June 30, 2015.  Selling, general and administrative expenses include salary expenses related to field sales, marketing and administrative personnel, advertising and promotional expenditures and legal expenses.  Selling, general and administrative expenses also include costs related to our direct sales force and field applications engineers who work in sales offices worldwide to stimulate demand by assisting customers in the selection and use of our products.

Selling, general and administrative expenses increased $90.7 million, or 135.6%, for the three months ended June 30, 2016 over the same period last year.  The primary reasons for the increase in selling, general and administrative expenses were additional costs from our acquisitions of Atmel and Micrel. Selling, general and administrative expenses for the three months ended June 30, 2016 also includes share-based compensation expense of $25.4 million due to the accelerated vesting of outstanding equity awards upon the termination of certain Atmel employees and approximately $14.9 million of acquisition-related legal and professional service expenses.

Selling, general and administrative expenses fluctuate over time, primarily due to revenue and operating expense investment levels.

Amortization of Acquired Intangible Assets

Amortization of acquired intangible assets for the three months ended June 30, 2016 was $80.2 million, compared to $34.6 million in the three months ended June 30, 2015. The primary reasons for the increase in acquired intangible asset amortization for the three months ended June 30, 2016 over the same period last year were increased amortization from our acquisitions of Atmel and Micrel partially offset by decreased amortization from our customer-related intangible assets from our acquisitions of Standard Microsystems Corporation (SMSC) and ISSC Technologies Corporation (ISSC).

Special Charges

We incurred special charges related to severance, office closing and other costs associated with our acquisition activity of $22.0 million for the three months ended June 30, 2016 (of which $17.0 million was paid during the quarter) and $1.6 million for the three months ended June 30, 2015.

Other Income (Expense)

Interest income in the three months ended June 30, 2016 was $0.8 million, compared to $5.5 million in the three months ended June 30, 2015. The primary reason for the decrease in interest income in the three months ended June 30, 2016 compared to the same period last year relate to lower invested cash balances as we used cash to finance a portion of the purchase price of our acquisition of Atmel.

Interest expense in the three months ended June 30, 2016 was $34.4 million, compared to $24.1 million in the three months ended June 30, 2015. The primary reason for the increase in interest expense in the three months ended June 30, 2016 compared to the same period last year relates to increased borrowings under our credit facility to partially finance our acquisitions of Atmel and Micrel.

Other income, net in the three months ended June 30, 2016 was $2.0 million, compared to other income, net of $16.9 million in the three months ended June 30, 2015, respectively. The primary reasons for the decrease in other income, net in the three months ended June 30, 2016 compared to the same period last year relates to prior year realized gains of $14.0 million from the sale of marketable equity and debt securities and a gain of $2.2 million on the sale of an equity method investment.

Provision for Income Taxes

Our provision for income taxes reflects tax on foreign earnings and federal and state tax on U.S. earnings.  We had a negative effective tax rate of 20.4% for the three months ended June 30, 2016 and a negative effective tax rate of 9.1% for the three months ended June 30, 2015.  Our effective tax rate for the three months ended June 30, 2016 is lower compared to the prior year primarily due to acquisition-related expenses.

The geographic dispersion of our earnings and losses contributes to the period-to-period changes in our effective tax rates. In fiscal 2016, approximately 20% of our current year earnings from continuing operations before income taxes was generated in the U.S. at a combined federal and state effective tax rate that is higher than our overall effective tax rate. We are also subject to taxation in many other jurisdictions where we have operations. The effective tax rates that we pay in these jurisdictions vary widely, but they are generally lower than our combined U.S. federal and state effective tax rate. Our domestic statutory tax rates for fiscal year 2016 and the first quarter of fiscal 2017 were approximately 37%. Our non-U.S. blended statutory tax rates for fiscal year 2016 and the first quarter of fiscal 2017 were much lower than this. The difference in rates applicable in foreign jurisdictions results from a number of factors, including lower statutory rates, historical loss carry-forwards, financing arrangements and other factors. Our effective tax rate has been, and will continue to be impacted by the geographical dispersion of our earnings and losses. To the extent that domestic earnings increase while the foreign earnings remain flat or decrease, or increase at a lower rate, our effective tax rate will increase.

Various taxing authorities in the U.S. and other countries in which we do business are increasing their scrutiny of the tax structures employed by businesses.  Companies of our size and complexity are regularly audited by the taxing authorities in the jurisdictions in which they conduct significant operations.  For U.S. federal, and in general for U.S. state tax returns, our fiscal 2005 and later tax returns remain effectively open for examination by the taxing authorities. Microchip is currently under IRS audit for fiscal years 2011 and 2012. We recognize liabilities for anticipated tax audit issues in the U.S. and other tax jurisdictions based on our estimate of whether, and the extent to which, additional tax payments are probable.  We believe that we maintain adequate tax reserves to offset any potential tax liabilities that may arise upon these and other pending audits in the U.S. and other countries in which we do business.  If such amounts ultimately prove to be unnecessary, the resulting reversal of such reserves would result in tax benefits being recorded in the period the reserves are no longer deemed necessary.  If such amounts ultimately prove to be less than any final assessment, a future charge to expense would be recorded in the period in which the assessment is determined.

We have significant operations in foreign jurisdictions that have significantly lower effective tax rates than the U.S. Our Thailand manufacturing operations currently benefit from numerous tax holidays that have been granted to us by the Thailand government based on our investments in property, plant and equipment in Thailand.  Our tax holiday periods in Thailand expire at various times in the future.  Any expiration of our tax holidays are expected to have a minimal impact on our overall tax expense due to other tax holidays and an increase in income in other taxing jurisdictions with lower statutory rates.

Results of Discontinued Operations

Discontinued operations include the mobile touch business that we acquired as part of our acquisition of Atmel. The mobile touch business has been marketed for sale since our acquisition of Atmel closed on April 4, 2016 based on management's decision that such business was not a strategic fit for our product portfolio. For financial statement purposes, the net assets and results of operations for this discontinued business have been segregated from those of our continuing operations and are presented in the our condensed consolidated financial statements as discontinued operations and assets held for sale. At June 30, 2016, assets held for sale related to the discontinued operations was $18.4 million. Net loss from discontinued operations for the three months ended June 30, 2016 was $4.1 million.

Liquidity and Capital Resources

We had $601.8 million in cash, cash equivalents and short-term and long-term investments at June 30, 2016, a decrease of $1,962.8 million from the March 31, 2016 balance.  The decrease in cash, cash equivalents and short-term and long-term investments over this time period is primarily attributable to $2,747.5 million of cash used for our acquisition of Atmel, net of cash acquired from Atmel and dividend payments of $77.2 million, partially offset by cash generated by operating activities and increases in borrowings under our credit facility.

Net cash provided by operating activities was $224.0 million in the three months ended June 30, 2016, compared to $181.5 million in the three months ended June 30, 2015. The increase in net cash provided from operating activities was primarily due to higher net sales in the three months ended June 30, 2016 compared to the prior year resulting primarily from our acquisitions of Atmel and Micrel.

During the three months ended June 30, 2016, net cash used in investing activities was $2,295.7 million compared to net cash used in investing activities of $187.2 million in the three months ended June 30, 2015.  The increase in net cash used in investing activities was due primarily to $2,747.5 million of cash consideration, net of $230.3 million of cash and cash equivalents acquired, used to finance our acquisition of Atmel in April 2016, offset by an increase of $607.6 million in cash from our purchases, sales and maturities of available-for-sale securities in the three months ended June 30, 2016 compared to the same period last year.

Our level of capital expenditures varies from time to time as a result of actual and anticipated business conditions. Capital expenditures in the three months ended June 30, 2016 were $18.5 million compared to $33.6 million in the three months ended June 30, 2015.  Capital expenditures were primarily for the expansion of production capacity and the addition of research and development equipment.  We currently intend to spend approximately $120 million during the next twelve months to invest in equipment and facilities to maintain, and selectively increase capacity to meet our currently anticipated needs.

We expect to finance our capital expenditures through our existing cash balances and cash flows from operations.  We believe that the capital expenditures anticipated to be incurred over the next twelve months will provide sufficient manufacturing capacity to meet our currently anticipated needs.

Net cash provided by financing activities was $580.0 million in the three months ended June 30, 2016 compared to net cash used in financing activities of $38.6 million in the three months ended June 30, 2015.  We made payments on our borrowings under our credit agreement of $602.0 million and $110.0 million during the three months ended June 30, 2016 and 2015, respectively. Cash received on borrowings under our credit agreement totaled $1,280.0 million and $145.0 million during the three months ended June 30, 2016 and 2015, respectively. We paid cash dividends to our stockholders of $77.2 million in the three months ended June 30, 2016 and $72.3 million in the three months ended June 30, 2015. Proceeds from the exercise of stock options and employee purchases under our employee stock purchase plans were $4.6 million in the three months ended June 30, 2016 and $3.5 million in the three months ended June 30, 2015.

In February 2015, we amended our $2.0 billion credit agreement with certain lenders.  As a result of such amendment, the revolving credit facility portion of the agreement was increased from $1,650.0 million to $2,555.0 million and the $350.0 million term loan portion of the agreement was removed. The increase option permitting us, subject to certain requirements, to arrange with existing lenders or new lenders to provide up to an aggregate of $300.0 million in additional commitments, was also adjusted to $249.4 million. In December 2015, we exercised our increase option in our credit agreement to obtain additional revolving commitments of $219.0 million, bringing our total revolving credit facility commitments to $2,774.0 million. Proceeds of loans made under the credit agreement may be used for working capital and general corporate purposes. At June 30, 2016, $1,922.0 million of borrowings were outstanding under the credit agreement. See Note 17 of the notes to condensed consolidated financial statements for more information regarding our credit agreement.

Our total cash, cash equivalents, short-term investments and long-term investments held by our foreign subsidiaries was $562.9 million at June 30, 2016 and $2,559.3 million at March 31, 2016. Under current tax laws and regulations, if accumulated earnings and profits held by our foreign subsidiaries that U.S. taxes had not previously been provided for were to be distributed to the U.S., in the form of dividends or otherwise, we would be subject to additional U.S. income taxes and foreign withholding taxes. Our balance of cash, cash equivalents, short-term investments and long-term investments available for our U.S. operations as of June 30, 2016 and March 31, 2016 was approximately $38.9 million and $5.3 million, respectively. Our U.S. operations and capital requirements are funded primarily by cash generated from U.S. operating activities, which has been and is expected to be sufficient to meet our business needs in the U.S. for the foreseeable future. We utilize a variety of tax planning and financing strategies (including borrowings under our credit agreement) with the objective of having our worldwide cash available in the locations in which it is needed. Should our U.S. cash needs exceed funds generated by U.S. operations for any reason, including acquisitions of large capital assets or acquisitions of U.S. businesses, we may require additional funds in the U.S. and would expect to borrow such additional funds under our existing credit facility, pursue other U.S. borrowing alternatives, issue equity securities or utilize a combination of these sources. We consider our offshore earnings to be permanently reinvested offshore. However, we could determine to repatriate some of our offshore earnings in future periods to fund stockholder dividends, share repurchases, acquisitions or other corporate activities.  We expect that a significant portion of our future cash generation will be in our foreign subsidiaries.

We enter into derivative transactions from time to time in an attempt to reduce our exposure to currency rate fluctuations.  Although none of the countries in which we conduct significant foreign operations has had a highly inflationary economy in the last five years, there is no assurance that inflation rates or fluctuations in foreign currency rates in countries where we conduct operations will not adversely affect our operating results in the future.  At June 30, 2016, we had no foreign currency forward contracts outstanding.

On April 4, 2016, we completed our acquisition of Atmel. Under the terms of the merger agreement executed on January 19, 2016, Atmel stockholders received $8.15 per share consisting of $7.00 per share in cash and $1.15 per share in shares of Microchip common stock. We financed the purchase price of our Atmel acquisition using approximately $2.04 billion of cash held by certain of our foreign subsidiaries, approximately $0.94 billion from additional borrowings under our existing line of credit agreement and approximately $487.7 million through the issuance of an aggregate of 10.1 million shares of our common stock. The acquisition price represents a total equity value of approximately $3.47 billion, and a total enterprise value of approximately $3.43 billion, after excluding Atmel's cash and investments on its balance sheet of approximately $39.3 million. The acquisition was structured in a manner that enabled us to utilize a substantial portion of the cash, cash equivalents, short-term investments and long-term investments held by certain of our foreign subsidiaries in a tax efficient manner. Although we believe our determinations with respect to the tax consequences of the acquisition are reasonable, we are regularly audited by the IRS and may be audited by other taxing authorities, and there can be no assurance as to the outcome of any such audit.

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

As of June 30, 2016, we held approximately 22.5 million shares of our common stock as treasury shares.

On October 28, 2002, we announced that our Board of Directors had approved and instituted a quarterly cash dividend on our common stock.  A quarterly dividend of $0.3595 per share was paid on June 6, 2016 in the aggregate amount of $77.2 million. A quarterly dividend of $0.3600 per share was declared on August 8, 2016 and will be paid on September 6, 2016 to stockholders of record as of August 22, 2016. We expect the aggregate September cash dividend to be approximately $77.6 million. Our Board is free to change our dividend practices at any time and to increase or decrease the dividend paid, or not to pay a dividend on our common stock on the basis of our results of operations, financial condition, cash requirements and future prospects, and other factors deemed relevant by our Board.  Our current intent is to provide for ongoing quarterly cash dividends depending upon market conditions, our results of operations, and potential changes in tax laws.

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

Contractual Obligations

There have not been any material changes in our contractual obligations from what we disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2016, other than those obligations at June 30, 2016 that resulted from our acquisition of Atmel. The obligations that resulted from our acquisition of Atmel include approximately $50.0 million of operating lease obligations through fiscal year 2032, $21.9 million of inventory purchase commitments through the remainder of fiscal year 2017, approximately $12.7 million of other contractual obligations of which approximately $5.8 million are through the remainder of fiscal year 2017 and approximately $6.9 million are through periods thereafter, and approximately $13.4 million of estimated pension plan benefit payments of which approximately $4.9 million are due through fiscal year 2021 and $8.5 million are due through fiscal year 2026. Estimated pension plan benefit payments beyond 10 years are not practical to estimate. Our acquisition of Atmel also resulted in $193.9 million in uncertain tax positions for which the timing of future cash payments are not practical to estimate. We funded $0.94 billion of the purchase price of our Atmel acquisition from borrowings under our credit facility as further described in Note 17 of our condensed consolidated financial statements.

Off-Balance Sheet Arrangements (Including Guarantees)

As of June 30, 2016, we are not involved in any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K. In the ordinary course of business, we may provide standby letters of credit or other guarantee instruments to certain parties as required for certain transactions initiated by us or our subsidiaries. We have not recorded any liability in connection with these guarantee arrangements. Based on historical experience and information currently available, we believe we will not be required to make any payments under these guarantee arrangements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Our investments are intended to establish a high-quality portfolio that preserves principal, meets liquidity needs, avoids inappropriate concentrations, and delivers an appropriate yield in relationship to our investment guidelines and market conditions.  Our investment portfolio, consisting of fixed income securities, money market funds, cash deposits, and marketable securities that we hold on an available-for-sale basis, was $601.8 million as of June 30, 2016 compared to $2,564.6 million as of March 31, 2016. We sold a significant portion of our available-for-sale investments during the first quarter of fiscal 2017 and the fourth quarter of fiscal 2016 to pay for a portion of the purchase price of our Atmel acquisition which closed on April 4, 2016. As of June 30, 2016, as a result of the sales of securities to pay for a portion of the purchase price of our Atmel acquisition, the maturity date of these investments was less than three months. Our available-for-sale debt securities, like all fixed income instruments, are subject to interest rate risk and will decline in value if market interest rates increase.  We have the ability to hold our fixed income investments until maturity and, therefore, we would not expect to recognize any material adverse impact in income or cash flows if market interest rates increase.

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

Changes in Internal Control over Financial Reporting

On April 4, 2016, we acquired Atmel which operated under its own set of systems and internal controls. During the three months ended June 30, 2016, we transitioned certain of Atmel's processes to our internal control processes and we expect to transition more of such processes throughout the remainder of fiscal 2017.

Other than with respect to our transition of Atmel to our systems and control environment as described above, during the three months ended June 30, 2016, there was no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.	Legal Proceedings

In the ordinary course of our business, we are involved in a limited number of legal actions, both as plaintiff and defendant. Consequently, we could incur uninsured liability in any of those actions. We also periodically receive notifications from various third parties alleging infringement of patents or other intellectual property rights, or from customers requesting reimbursement for various costs. With respect to pending legal actions to which we are a party, although the outcomes of these actions are generally not determinable, we believe that the ultimate resolution of these matters will not harm our business and will not have a material adverse effect on our financial position, cash flows or results of operations.  However, if an unfavorable ruling were to occur in any of the legal proceedings described below or in other legal proceedings or matters that were not deemed material to us as of the date hereof, then such legal proceedings or matters could have a material adverse effect on our financial position, cash flows or results of operations. Litigation relating to the semiconductor industry is not uncommon, and we are, from time to time, subject to such litigation.  As a result, no assurances can be given with respect to the extent or outcome of any such litigation in the future.
As a result of our acquisition of Atmel, which closed April 4, 2016, we became involved with the following lawsuits.
In re: Continental Airbag Products Liability Litigation. On May 11, 2016, an Amended and Consolidated Class Action Complaint ("Complaint") was filed in the United States District Court for the Southern District of Florida (Miami Division) against Atmel, Continental Automotive Systems, Inc., Honda Motor Co., Ltd. and an affiliate, and Daimler AG and an affiliate. The Complaint which includes claims arising under federal law and Florida, California, New Jersey, Michigan and Louisiana state law-alleges that class members unknowingly purchased or leased vehicles containing defective airbag control units (incorporating allegedly defective application specific integrated circuits manufactured by our Atmel subsidiary between 2006 and 2010), and thereby suffered financial harm, including a loss in the value of their purchased or leased vehicles. The plaintiffs are seeking, individually and on behalf of a putative class, unspecified compensatory and exemplary damages, statutory penalties, pre- and post-judgment interest, attorneys' fees, and injunctive and other relief. Our Atmel subsidiary intends to contest plaintiffs' claims vigorously.
Southern District of New York Action by LFoundry Rousset ("LFR") and LFR Employees. On March 4, 2014, LFR and Jean-Yves Guerrini, individually and on behalf of a putative class of LFR employees, filed an action in the United States District Court for the Southern District of New York (the "District Court") against our Atmel subsidiary, our French subsidiary, Atmel Rousset S.A.S. ("Atmel Rousset"), and LFoundry GmbH ("LF"), LFR's German parent. The case purports to relate to Atmel Rousset's June 2010 sale of its wafer manufacturing facility in Rousset, France to LF, and LFR's subsequent insolvency, and later liquidation, more than three years later. The District Court dismissed the case on August 21, 2015, and the United States Court of Appeals for the Second Circuit affirmed the dismissal on June 27, 2016. On July 25, 2016, the plaintiffs filed a notice of appeal from the District Court's June 27, 2016 denial of their motion for relief from the dismissal judgment.
Individual Labor Actions by former LFR Employees. In the wake of LFR's insolvency and liquidation, over 500 former employees of LFR have filed individual labor actions against Atmel Rousset in a French labor court. Our Atmel Rousset subsidiary believes that each of these actions is entirely devoid of merit, and, further, that any assertion by any of the Claimants of a co-employment relationship with our Atmel Rousset subsidiary is based substantially on the same specious arguments that the Paris Commercial Court summarily rejected in 2014 in related proceedings. Our Atmel Rousset subsidiary therefore intends to defend vigorously against each of these claims.

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

•	constrained availability from other electronic suppliers impacting our customers' ability to ship their products, which in turn may adversely impact our sales to those customers;

•	costs and outcomes of any current or future tax audits or any litigation or claims involving intellectual property, customers or other issues;

•	fluctuations in commodity prices; and

•	property damage or other losses, whether or not covered by insurance.

We believe that period-to-period comparisons of our operating results are not necessarily meaningful and that you should not rely upon any such comparisons as indications of our future performance. In future periods, our operating results may fall below our public guidance or the expectations of public market analysts and investors, which would likely have a negative effect on the price of our common stock. Our acquisition of Atmel, adverse global economic conditions, the subsequent economic recovery and uncertainty surrounding the strength and duration of such recovery have caused our operating results to fluctuate significantly and make comparability between periods less meaningful.
Our operating results will suffer if we ineffectively utilize our manufacturing capacity or fail to maintain manufacturing yields.

The manufacture and assembly of integrated circuits, particularly non-volatile, erasable CMOS memory and logic devices such as those that we produce, are complex processes. These processes are sensitive to a wide variety of factors, including the level of contaminants in the manufacturing environment, impurities in the materials used, the performance of our wafer fabrication and assembly and test personnel and equipment, and other quality issues. As is typical in the semiconductor industry, we have from time to time experienced lower than anticipated manufacturing yields. Our operating results will suffer if we are unable to maintain yields at approximately the current levels. This could include delays in the recognition of revenue, loss of revenue or future orders, and customer-imposed penalties for our failure to meet contractual shipment deadlines. Our operating results are also adversely affected when we operate at less than optimal capacity. For example, in fiscal 2012 and fiscal 2013 we reduced wafer starts in both Fab 2 and Fab 4, which negatively impacted our gross profit through the March 2013 quarter. We increased wafer starts modestly throughout fiscal 2014 and fiscal 2015. Although we operated at normal capacity levels during the last three quarters of fiscal 2015, the first two quarters of fiscal 2016, the fourth quarter of fiscal 2016, and the first quarter of fiscal 2017, there can be no assurance that such production levels will be maintained in future periods.

We may not fully realize the anticipated benefits of our completed or future acquisitions or divestitures including our recently completed acquisition of Atmel.

We have acquired, and expect in the future to acquire, additional businesses that we believe will complement or augment our existing businesses. On April 4, 2016, we acquired Atmel, which is our largest and most complex acquisition ever. In addition, in August 2015, we completed our acquisition of Micrel; in July 2014, we completed our acquisition of a controlling interest in ISSC; in April 2014, we completed our acquisition of Supertex, Inc. (Supertex); and in August 2012, we completed our acquisition SMSC. The integration process for our acquisitions may be complex, costly and time consuming and include unanticipated issues, expenses and liabilities. We may not be able to successfully or profitably integrate, operate, maintain and manage any newly acquired operations or employees. We may not be able to maintain uniform standards, procedures and policies and we may be unable to realize the expected synergies and cost savings from the integration. There may be increased risk due to integrating financial reporting and internal control systems. We may have difficulty in developing, manufacturing and marketing the products of a newly acquired company, or in growing the business at the rate we anticipate. Following an acquisition, we may not achieve the revenue or net income levels that justify the acquisition. We may suffer loss of key employees, customers and strategic partners of acquired companies and it may be difficult to implement our corporate culture at acquired companies. We may be subject to claims from terminated employees, shareholders of acquired companies and other third parties related to the transaction. In particular, as a result of our Atmel acquisition, we became involved with third-party claims, litigation and disputes related to the Atmel business. See "Item 1. Legal Proceedings" for information regarding pending litigation. Acquisitions may also result in charges (such as acquisition-related expenses, write-offs, restructuring charges, or future impairment of goodwill), contingent liabilities, adverse tax consequences, additional stock-based compensation expense and other charges that adversely affect our operating results. To fund our acquisition of Atmel, we used a significant portion of our cash balances, increased the borrowings under our existing credit agreement and issued approximately 10.1 million shares of our common stock. Additionally, we may fund future acquisitions of new businesses or strategic alliances by utilizing cash, borrowings under our credit agreement, raising debt, issuing shares of our common stock, or other mechanisms.

Further, if we decide to divest assets or a business, including the Atmel mobile touch business which is classified as a discontinued operation in our financial statements, we may encounter difficulty in finding or completing divestiture opportunities or alternative exit strategies on acceptable terms or in a timely manner. These circumstances could delay the achievement of our strategic objectives or cause us to incur additional expenses with respect to assets or a business that we want to dispose of, or we may dispose of assets or a business at a price or on terms that are less favorable than we had anticipated. Even following a divestiture, we may be contractually obligated with respect to certain continuing obligations to customers, vendors, landlords or other third parties. We may also have continuing obligations for pre-existing liabilities related to the assets or businesses. Such obligations may have a material adverse impact on our results of operations and financial condition.

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

In February 2015, we amended our credit agreement to increase the revolving credit facility to $2.555 billion and we sold $1.725 billion of principal value of our 1.625% senior subordinated convertible debentures. As a result of such transactions, we have a substantially greater amount of debt than we had maintained in the past. In August 2015, we increased our borrowings under our credit agreement to finance the purchase price of our Micrel acquisition which closed on August 3, 2015. In December 2015, we exercised our increase option in our credit agreement to obtain additional revolving commitments of $219 million, bringing our total revolving credit facility to $2.774 billion. In connection with the closing of our acquisition of Atmel on April 4, 2016, we increased our borrowings under our credit agreement by approximately $0.94 billion to finance a portion of the purchase price of such acquisition. At June 30, 2016, we had $1,922.0 million in outstanding borrowings under our credit agreement. Our maintenance of substantial levels of debt could adversely affect our ability to take advantage of corporate opportunities and could adversely affect our financial condition and results of operations. We may need or desire to refinance all or a portion of our loans under our credit agreement, our debentures or any other future indebtedness and there can be no assurance that we will be able to refinance any of our indebtedness on commercially reasonable terms, if at all.

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

We rely on outside wafer foundries for a significant portion of our wafer fabrication needs. Specifically, during the first quarter of fiscal 2017 approximately 40% of our net sales came from products that were produced at outside wafer foundries. During fiscal 2016, approximately 39% of our net sales came from products that were produced at outside wafer foundries. We also use several contractors located primarily in Asia for a portion of the assembly and testing of our products. Specifically, during the first quarter of fiscal 2017 approximately 57% of our assembly requirements and 37% of our test requirements were performed by third party contractors compared to approximately 44% of our assembly requirements and 11% of our test requirements during fiscal 2016. Our reliance on third party contractors and foundries increased as a result of our acquisitions of SMSC, Supertex, ISSC, Micrel and Atmel. The disruption or termination of any of our contractors could harm our business and operating results.

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

Sales through distributors accounted for approximately 56% of our net sales in the first quarter of fiscal 2017 and approximately 53% of our net sales in fiscal 2016. We do not have long-term agreements with our distributors, and we and our distributors may each terminate our relationship with little or no advance notice.

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

We are currently, and in the future may be, involved in legal proceedings or claims regarding patent infringement, other intellectual property rights, product failures, contracts and other matters. As is typical in the semiconductor industry, we receive notifications from third parties from time to time who believe that we owe them indemnification, defense, reimbursement, or other obligations related to claims made against us, our direct or indirect customers or our licensees. These legal proceedings and claims, even if meritless, could result in substantial costs to us and divert our resources. If we are not able to resolve a claim, settle a matter, obtain necessary licenses on commercially reasonable terms, reengineer our products or processes to avoid infringement, provide a cost-effective remedy, or successfully prosecute or defend our position, we could incur uninsured liability in any of them, be required to take an appropriate charge to operations, be enjoined from selling a material portion of our products or using certain processes, suffer a reduction or elimination in the value of our inventories, and our business, financial condition or results of operations could be harmed.

We are subject to customer and third party claims related to the manufacture, performance or use of our products, or those of an acquired company. These claims may be due to injuries, economic damage or environmental exposures related to manufacturing, a product's nonconformance to our specifications or specifications agreed upon with the customer, changes in our manufacturing processes, or unexpected customer system issues due to the integration of our products into their applications or the insufficient design, application, manufacture, or testing by our customers. We could incur significant expenses related to such matters, including, but not limited to:

•	costs related to writing off the value of our inventory of nonconforming products;

•	recalling nonconforming products;

•	providing support services, product replacements, or modifications to products and the defense of such claims;

•	diversion of resources from other projects;

•	lost revenue or a delay in the recognition of revenue due to cancellation of orders or unpaid receivables;

•	customer imposed fines or penalties for failure to meet contractual requirements;

•	a requirement to pay damages or penalties; and

•	third-party costs, defense costs, and indemnification amounts.

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

Sales to foreign customers account for a substantial portion of our net sales. During the first quarter of fiscal 2017, approximately 85% of our net sales were made to foreign customers, including 33% in China. During fiscal 2016, approximately 84% of our net sales were made to foreign customers, including 30% in China.

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

We deliver products to our European customers through our facilities in England. The UK’s EU referendum on June 23, 2016 (called "Brexit" in the press) was in favor of the UK leaving the EU. When the UK does ultimately leave the EU, we may lose our ability to import and export products tax-free throughout Europe. As a result, it may increase the costs to Microchip for the import and sale of our products to our customers, which may result in a decrease in sales to certain of our customers. In order to avoid these costs, we may have to consider alternate methods for delivering product into Europe. In implementing these changes, we may experience a disruption in operations or product shipments.

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

We do not typically enter into long-term contracts with our customers and we cannot be certain about future order levels from our customers. When we do enter into customer contracts, the contract is generally cancelable at the convenience of the customer. Even though we had approximately 115,000 customers and our ten largest direct customers made up approximately 10% of our total revenue for the first quarter of fiscal 2017, cancellation of customer contracts could have an adverse impact on our revenue and profits.

We have entered into contracts with certain customers that differ from our standard terms of sale. Further, as a result of our acquisitions, we have inherited certain customer contracts that differ from our standard terms of sale. For several of the significant markets that we sell into, such as the automotive and personal computer markets, our current or potential customers may possess significant leverage over us in negotiating the terms and conditions of supply as a result of their market size and position. For example, under certain contracts we have committed to supply specific quantities of products on scheduled delivery dates, or extended our obligations for certain liabilities such as warranties or indemnification for quality issues or claims of intellectual property infringement. If we are unable to supply the customer as required under the contract, the customer may incur additional production costs, lost revenues due to subsequent delays in their own manufacturing schedule, or quality-related issues. We may be liable for the customer's costs, expenses and damages associated with their claims and we may be obligated to defend the customer against claims of intellectual property infringement and pay the associated legal fees. While we try to minimize the number of contracts which contain such provisions, manage the risks underlying such liabilities, and set caps on our liability exposure, sometimes we are not able to do so. In order to win important designs, avoid losing business to competitors, maintain existing business, or be permitted to bid on new business, we have been, and may in the future be, forced to agree to uncapped liability for such items as intellectual property infringement, product failure, or confidentiality. Such provisions expose us to risk of liability far exceeding the purchase price of the products we sell under such contracts, the lifetime revenues we receive from such products, or various forms of potential consequential damages. These significant additional risks could result in a material adverse impact on our results of operations and financial condition.

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

We use forward currency exchange contracts in an attempt to reduce the adverse earnings impact from the effect of exchange rate fluctuations on our non-U.S. dollar net balance sheet exposures. Nevertheless, in periods when the U.S. dollar significantly fluctuates in relation to the non-U.S. currencies in which we transact business, the value of our non-U.S. dollar transactions can have an adverse effect on our results of operations and financial condition. In particular, in periods when a foreign currency significantly declines in value in relation to the U.S. dollar, customers transacting in that foreign currency may find it more difficult to fulfill their previously committed contractual obligations or to undertake new obligations to make payments or purchase products. In periods when the U.S. dollar is significantly declining in relation to the British pound, Euro and Thai baht, the operational costs in our European and Thailand subsidiaries are adversely affected. Over the past several months, the U.S. dollar has strengthened against the Euro and other major currencies.  Although our business has not been materially adversely impacted by such change in the value of the U.S. dollar, there can be no assurance as to the future impact that the strength of the dollar will have on our business or results of operations.

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

We are effectively subject to examination of our income tax returns by the IRS and other tax authorities for fiscal 2005 and later. We are currently under IRS audit for fiscal 2011 and fiscal 2012.  We are subject to certain income tax examinations in foreign jurisdictions for fiscal 2008 and later. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. There can be no assurance that the outcomes from these continuing examinations will not have an adverse effect on our future operating results.

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

When we acquire a business, a substantial portion of the purchase price of the acquisition is allocated to goodwill and other identifiable intangible assets. The amount of the purchase price which is allocated to goodwill and other intangible assets is determined by the excess of the purchase price over the net identifiable assets acquired. Our acquisition of Atmel significantly increased our goodwill and net intangible assets. As of June 30, 2016, we had goodwill of $2,391.0 million and other net intangible assets of $2,403.4 million. We review our long-lived assets, including goodwill and other intangible assets, for impairment annually in the fourth fiscal quarter or whenever events or changes in circumstances indicate that the carrying amount of those assets may not be recoverable.  Factors that may be considered in assessing whether goodwill or intangible assets may not be recoverable include a decline in our stock price or market capitalization, reduced estimates of future cash flows and slower growth rates in our industry.  Our valuation methodology for assessing impairment requires management to make judgments and assumptions based on historical experience and to rely heavily on projections of future operating performance.  Because we operate in highly competitive environments, projections of our future operating results and cash flows may vary significantly from our actual results.  No goodwill or material long-lived asset impairment charges were recorded in fiscal 2016 or the first three months of fiscal 2017.  However, if in future periods, we determine that our long-lived assets, including goodwill or intangible assets, are impaired, we will be required to write down these assets which would have a negative effect on our consolidated financial statements.

Our foreign pension plans are unfunded, and any requirement to fund these plans in the future could negatively affect our cash position and operating capital.

In connection with the acquisition of Atmel, we assumed unfunded defined benefit pension plans that cover certain of our French, German and Philippines employees. Plan benefits are managed in accordance with local statutory requirements. Benefits are based on years of service and employee compensation levels. The projected benefit obligation totaled $50.7 million at June 30, 2016. The plans are unfunded, in compliance with local statutory regulations, and we have no immediate intention of funding these plans. Benefits are paid when amounts become due, commencing when participants retire. We expect to pay approximately $0.5 million in fiscal 2017 for benefits earned. Should legislative regulations require complete or partial funding of these plans in the future, it could negatively affect our cash position and operating capital.

From time to time we receive grants from governments, agencies and research organizations. If we are unable to comply with the terms of those grants, we may not be able to receive or recognize grant benefits or we may be required to repay grant benefits previously paid to us and recognize related charges, which would adversely affect our operating results and financial position.

From time to time, we receive economic incentive grants and allowances from European governments, agencies and research organizations targeted at increasing employment at specific locations. The subsidy grant agreements typically contain economic incentive, headcount, capital and research and development expenditure and other covenants that must be met to receive and retain grant benefits, and these programs can be subjected to periodic review by the relevant governments. Noncompliance by us with the conditions of the grants could result in our forfeiture of all or a portion of any future amounts to be received, as well as the repayment of all or a portion of amounts received to date.

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

We prepare our financial statements in conformity with accounting principles generally accepted in the U.S. These accounting principles are subject to interpretation or changes by the FASB and the SEC. New accounting pronouncements and varying interpretations of accounting standards and practices have occurred in the past and are expected to occur in the future. New accounting pronouncements or a change in the interpretation of existing accounting standards or practices may have a significant effect on our reported financial results and may even affect our reporting of transactions completed before the change is announced or effective. In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09 - Revenue from Contracts with Customers (Topic 606), which will supersede nearly all existing revenue guidance under US GAAP and will be effective for us beginning no later than April 1, 2018. The standard's core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. Upon adoption, we will no longer defer revenue until sale by the distributor to the end customer, but rather, we will be required to record revenue at the time of sale to the distributor. We are currently evaluating the impact that the adoption of the standard will have on our consolidated financial statements and have not elected a transition method. Refer to Note 2 to our consolidated financial statements for additional information on the new guidance and its potential impact on us.

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

We did not repurchase any shares of our common stock in the three months ended June 30, 2016.

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

MICROCHIP TECHNOLOGY INCORPORATED

Date:	August 9, 2016	By: /s/ J. Eric Bjornholt
J. Eric Bjornholt
Vice President and Chief Financial Officer
(Duly Authorized Officer, and
Principal Financial and Accounting Officer)