Form 10-Q
period 2016-09-30
MICROCHIP TECHNOLOGY INC
filed 2016-11-08
CIK 827054

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016.
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  (Check One)
Yes    ☐ No   ☒
Shares Outstanding of Registrant's Common Stock

Class	Outstanding at October 31, 2016
Common Stock, $0.001 par value	216,016,163 shares

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(unaudited)

Item1.	Financial Statements

ASSETS	September 30, 2016	March 31, 2016
Cash and cash equivalents	$489,988	$2,092,751
Short-term investments	848	353,284
Accounts receivable, net	451,042	290,183
Inventories	424,690	306,815
Prepaid expenses	60,817	41,992
Assets held for sale	14,080	—
Other current assets	49,270	11,688
Total current assets	1,490,735	3,096,713
Property, plant and equipment, net	716,998	609,396
Long-term investments	—	118,549
Goodwill	2,384,740	1,012,652
Intangible assets, net	2,322,706	606,349
Long-term deferred tax assets	68,823	14,831
Other assets	90,394	79,393
Total assets	$7,074,396	$5,537,883
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$131,625	$79,312
Accrued liabilities	223,982	119,265
Deferred income on shipments to distributors	223,196	183,432
Total current liabilities	578,803	382,009
Long-term line of credit	1,669,834	1,043,156
Senior convertible debentures	1,238,731	1,216,313
Junior convertible debentures	196,868	193,936
Long-term income tax payable	292,957	111,061
Long-term deferred tax liability	416,452	399,218
Other long-term liabilities	161,239	41,271
Stockholders' equity:
Preferred stock, $0.001 par value; authorized 5,000,000 shares; no shares issued or outstanding	—	—
Common stock, $0.001 par value; authorized 450,000,000 shares; 237,465,809 shares issued and 215,954,392 shares outstanding at September 30, 2016; 227,416,789 shares issued and 204,081,727 shares outstanding at March 31, 2016	216	204
Additional paid-in capital	1,905,228	1,391,553
Common stock held in treasury: 21,511,417 shares at September 30, 2016; 23,335,062 shares at March 31, 2016	(765,904)	(820,066)
Accumulated other comprehensive loss	(15,896)	(3,357)
Retained earnings	1,395,868	1,582,585
Total stockholders' equity	2,519,512	2,150,919
Total liabilities and stockholders' equity	$7,074,396	$5,537,883
See accompanying notes to condensed consolidated financial statements

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net sales	$871,364	$541,391	$1,670,775	$1,075,343
Cost of sales (1)	460,743	240,441	911,664	465,376
Gross profit	410,621	300,950	759,111	609,967

Research and development (1)	137,795	95,256	285,678	179,936
Selling, general and administrative (1)	120,129	80,258	277,634	147,107
Amortization of acquired intangible assets	80,394	43,840	160,565	78,452
Special charges, net	9,543	6,648	31,578	8,205
Operating expenses	347,861	226,002	755,455	413,700

Operating income	62,760	74,948	3,656	196,267
Losses on equity method investments	(56)	(56)	(112)	(233)
Other income (expense):
Interest income	445	6,405	1,264	11,933
Interest expense	(35,126)	(25,644)	(69,542)	(49,696)
Other (loss) income, net	(2,789)	(1,696)	(779)	15,251
Income (loss) before income taxes	25,234	53,957	(65,513)	173,522
Income tax (benefit) provision	(10,340)	(10,942)	8,138	(21,837)
Net income (loss) from continuing operations	35,574	64,899	(73,651)	195,359
Discontinued operations:
Loss from discontinued operations	(1,850)	—	(7,323)	—
Income tax benefit	(195)	—	(1,530)	—
Net loss from discontinued operations	(1,655)	—	(5,793)	—

Net income (loss)	33,919	64,899	(79,444)	195,359
Less: Net loss attributable to noncontrolling interests	—	—	—	207
Net income (loss) attributable to Microchip Technology	$33,919	$64,899	$(79,444)	$195,566

Basic net income (loss) per common share attributable to Microchip Technology stockholders
Net income (loss) from continuing operations	$0.17	$0.32	$(0.34)	$0.96
Net loss from discontinued operations	(0.01)	—	(0.03)	—
Net income (loss) attributable to Microchip Technology	$0.16	$0.32	$(0.37)	$0.96
Diluted net income (loss) per common share attributable to Microchip Technology stockholders
Net income (loss) from continuing operations	$0.15	$0.30	$(0.34)	$0.90
Net loss from discontinued operations	(0.01)	—	(0.03)	—
Net income (loss) attributable to Microchip Technology	$0.14	$0.30	$(0.37)	$0.90
Dividends declared per common share	$0.3600	$0.3580	$0.7195	$0.7155
Basic common shares outstanding	215,524	204,275	214,935	203,254
Diluted common shares outstanding	233,960	217,099	214,935	216,933
(1) Includes share-based compensation expense as follows:
Cost of sales	$4,100	$2,398	$11,997	$4,055
Research and development	10,171	8,670	27,688	15,768
Selling, general and administrative	10,119	11,958	44,284	17,315
See accompanying notes to condensed consolidated financial statements

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net income (loss)	$33,919	$64,899	$(79,444)	$195,359
Less: Net loss attributable to noncontrolling interests	—	—	—	207
Net income (loss) attributable to Microchip Technology	33,919	64,899	(79,444)	195,566

Components of other comprehensive loss:
Available-for-sale securities:
Unrealized holding (losses) gains, net of tax effect	(404)	2,082	(1,729)	70
Reclassification of realized transactions, net of tax effect	7	(6)	89	(13,965)
Actuarial losses related to defined benefit pension plans, net of tax benefit of $742, $0, $3,745, and $0, respectively	(1,525)	—	(8,330)	—
Change in net foreign currency translation adjustment	454	—	(2,569)	—
Other comprehensive (loss) income, net of taxes attributable to Microchip Technology	(1,468)	2,076	(12,539)	(13,895)

Comprehensive income (loss)	32,451	66,975	(91,983)	181,464
Less: Comprehensive loss attributable to noncontrolling interests	—	—	—	207
Comprehensive income (loss) attributable to Microchip Technology	$32,451	$66,975	$(91,983)	$181,671

See accompanying notes to condensed consolidated financial statements

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	September 30,
	2016	2015
Cash flows from operating activities:
Net (loss) income	$(79,444)	$195,359
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	225,957	131,484
Deferred income taxes	(17,820)	(35,999)
Share-based compensation expense related to equity incentive plans	83,969	37,138
Excess tax benefit from share-based compensation	—	(407)
Amortization of debt discount on convertible debentures	24,413	23,746
Amortization of debt issuance costs	2,118	1,920
Losses on equity method investments	112	233
Gains on sale of assets	(75)	(860)
Losses on write-down of fixed assets	317	—
Impairment of intangible assets	1,984	530
Realized losses (gains) on available-for-sale investment	89	(13,959)
Realized gains on equity method investment	(468)	(2,225)
Amortization of premium on available-for-sale investments	—	4,732
Special charges	—	511
Changes in operating assets and liabilities, excluding impact of acquisitions:
(Increase) decrease in accounts receivable	(25,432)	5,170
Decrease (increase) in inventories	215,950	(4,597)
Increase in deferred income on shipments to distributors	39,764	13,492
Decrease in accounts payable and accrued liabilities	(22,017)	(31,443)
Change in other assets and liabilities	(13,641)	6,589
Operating cash flows related to discontinued operations	10,314	—
Net cash provided by operating activities	446,090	331,414
Cash flows from investing activities:
Purchases of available-for-sale investments	(25)	(1,112,089)
Sales and maturities of available-for-sale investments	470,565	795,771
Sale of equity method investment	468	2,667
Acquisition of Atmel, net of cash acquired	(2,747,516)	—
Acquisition of Micrel, net of cash acquired	—	(343,928)
Purchase of additional controlling interest in ISSC	—	(18,051)
Investments in other assets	(3,232)	(2,981)
Proceeds from sale of assets	66	14,296
Capital expenditures	(36,646)	(63,554)
Net cash used in investing activities	(2,316,320)	(727,869)
Cash flows from financing activities:
Repayments of revolving loan under credit facility	(951,500)	(190,000)
Proceeds from borrowings on revolving loan under credit facility	1,385,000	1,024,500
Deferred financing costs	—	(406)
Payment of cash dividends	(154,877)	(145,016)
Repurchase of common stock	—	(363,829)
Proceeds from sale of common stock	25,452	13,520
Tax payments related to shares withheld for vested restricted stock units	(35,843)	(11,124)
Capital lease payments	(391)	(334)
Excess tax benefit from share-based compensation	—	407
Net cash provided by financing activities	267,841	327,718
Effect of foreign exchange rate changes on cash and cash equivalents	(374)	—
Net decrease in cash and cash equivalents	(1,602,763)	(68,737)
Cash and cash equivalents at beginning of period	2,092,751	607,815
Cash and cash equivalents at end of period	$489,988	$539,078
See accompanying notes to condensed consolidated financial statements

Note 1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Microchip Technology Incorporated and its majority-owned and controlled subsidiaries (the Company).  All intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (US GAAP), pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC).  The information furnished herein reflects all adjustments which are, in the opinion of management, of a normal recurring nature and necessary for a fair statement of the results for the interim periods reported. Certain information and footnote disclosures normally included in audited consolidated financial statements have been condensed or omitted pursuant to such SEC rules and regulations.  It is suggested that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2016.  The results of operations for the six months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2017 or for any other period.

As further discussed in Note 3, on April 4, 2016, the Company completed its acquisition of Atmel Corporation (Atmel) and the Company's financial results include Atmel's results beginning as of such acquisition date.

Note 2. Recently Issued Accounting Pronouncements

Recently Adopted Accounting Pronouncements

During the three months ended June 30, 2016, the Company adopted Accounting Standards Update (ASU) 2015-03-Simplifying the Presentation of Debt Issuance Costs. The new guidance was adopted on a retrospective basis and as a result, debt issuance costs historically included in other assets have been reclassified as a direct deduction from the carrying amount of the associated debt. Related prior period information included on the Company's condensed consolidated balance sheets has been retrospectively adjusted as follows (amounts in thousands).

	As of March 31, 2016
	As Reported	Adjustments	As Adjusted
Other assets	$109,025	$(29,632)	$79,393
Total assets	$5,567,515	$(29,632)	$5,537,883

Senior convertible debentures	$1,234,733	$(18,420)	$1,216,313
Junior convertible debentures	$196,304	$(2,368)	$193,936
Long-term line of credit	$1,052,000	$(8,844)	$1,043,156
Total liabilities and stockholder's equity	$5,567,515	$(29,632)	$5,537,883

During the three months ended June 30, 2016, the Company elected to early adopt ASU 2016-09, Compensation - Stock Compensation, Improvements to Employee Share-Based Payment Accounting (Topic 718), which simplifies several aspects of the accounting for share-based payment transactions. Under this standard, entities are permitted to make an accounting policy election to either estimate forfeitures on share-based payment awards, as previously required, or to recognize forfeitures as they occur. The Company has elected to recognize forfeitures as they occur and the impact of that change in accounting policy has been recorded as a $2.0 million cumulative effect adjustment as an increase to the Company's retained earnings and a decrease to additional paid-in capital as of April 1, 2016. The Company also recorded a cumulative-effect adjustment to retained earnings for the increase of $2.3 million in long-term deferred tax assets related to the forfeiture rate reduction on outstanding share-based payment awards. Additionally, ASU 2016-09 eliminates the requirement to report excess tax benefits and certain tax deficiencies related to share-based payment transactions in additional paid-in capital. In accordance with the new standard, the Company will record excess tax benefits and tax deficiencies as income tax benefit or provision on a prospective basis in its condensed consolidated statements of operations. The standard also eliminates the requirement that excess tax benefits be realized before companies can recognize them. Accordingly, the Company has recorded a$47.2 million cumulative-effect adjustment to its retained earnings and long-term deferred tax assets as of April 1, 2016 for previously unrecognized excess tax benefits. ASU 2016-09 also requires excess tax benefits to be reported as operating activities in the statement of cash flows rather than as a financing activity. The Company has elected to apply the change in cash flow classification on a prospective basis and prior periods were not retrospectively adjusted.

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

In February 2016, the FASB issued ASU 2016-02-Leases. This standard requires lessees to recognize a lease liability and a right-of-use asset on the balance sheet and aligns many of the underlying principles of the new lessor model with those in Accounting Standards Codification Topic 606, Revenue from Contracts with Customers. ASU 2016-02 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018, with early adoption permitted. The standard is to be applied using the modified retrospective approach to all periods presented. The Company is currently evaluating the impact the adoption of this standard will have on its condensed consolidated financial statements.

In October 2016, the FASB issued ASU 2016-16-Intra-Entity Transfers of Assets Other Than Inventory. This standard addresses the recognition of current and deferred income taxes resulting from an intra-entity transfer of any asset other than inventory.  Prior to the adoption of ASU 2016-16, a company will defer for financial reporting purposes the income tax expense resulting from an intra-entity asset transfer, including the taxes currently payable or paid. Upon adoption of ASU 2016-16, a company will recognize current and deferred income taxes that result from such transfers in the period in which they occur. ASU 2016-16 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017 and is applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The Company is currently evaluating the impact the adoption of this standard will have on its condensed consolidated financial statements but expects to recognize its previously deferred tax related to intra-entity transfers upon adoption of ASU 2016-16 as of April 1, 2018 with a cumulative-effect reduction to retained earnings.

Note 3. Business Acquisitions
Acquisition of Atmel
On April 4, 2016, the Company acquired Atmel, a publicly traded company based in San Jose, California. The Company paid an aggregate of approximately $2.98 billion in cash, issued an aggregate of 10.1 million shares of its common stock to Atmel stockholders valued at $486.1 million based on the closing price of the Company's common stock on April 4, 2016 and incurred transaction and other fees of approximately $14.9 million. The total consideration transferred in the acquisition, including approximately $7.5 million of non-cash consideration for the exchange of certain share-based payment awards of Atmel for stock awards of the Company, was approximately $3.47 billion. The Company financed the cash portion of the purchase price using approximately $2.04 billion of cash held by certain of its foreign subsidiaries and approximately $0.94 billion from additional borrowings under its existing credit agreement. As a result of the acquisition, Atmel became a wholly owned subsidiary of the Company. Atmel is a worldwide leader in the design and manufacture of microcontrollers, capacitive touch solutions, advanced logic, mixed-signal, nonvolatile memory and RF components. The Company's primary reason for this acquisition was to expand the Company's range of solutions, products and capabilities by extending its served available market.
The acquisition was accounted for under the acquisition method of accounting, with the Company identified as the acquirer, and the operating results of Atmel have been included in the Company's consolidated financial statements as of the closing date of the acquisition. Under the acquisition method of accounting, the aggregate amount of consideration paid by the Company was allocated to Atmel's net tangible assets and intangible assets based on their estimated fair values as of April 4, 2016.  The excess of the purchase price over the value of the net tangible assets and intangible assets was recorded to goodwill. The factors contributing to the recognition of goodwill were based upon the Company's conclusion that there are strategic and synergistic benefits that are expected to be realized from the acquisition. The goodwill has been allocated to the Company's semiconductor products reporting segment.  None of the goodwill related to the Atmel acquisition is deductible for tax purposes.  The Company retained independent third-party appraisers to assist management in its valuation. The purchase price allocation has not been finalized and is based on estimates and assumptions that are subject to change related to the valuation of inventory, intangible assets, taxes and other assets and liabilities. This could result in adjustments to the fair values of the assets acquired and liabilities assumed, the useful lives of intangible assets, the residual amount allocated to goodwill and deferred income taxes recognized. The preliminary allocation of the purchase price is based on the best estimates of management and is subject to revision based on the final valuation and estimates of useful lives.

The table below represents the preliminary allocation of the purchase price, including adjustments to the purchase price allocation from the previously reported figures at June 30, 2016, to the net assets acquired based on their estimated fair values, as well as the associated estimated useful lives of the acquired intangible assets (amounts in thousands).

Assets acquired	Previously Reported June 30, 2016	Adjustments	September 30, 2016
Cash and cash equivalents	$230,266	$—	$230,266
Accounts receivable	135,427		135,427
Inventories	333,208	1,955	335,163
Prepaid expenses and other current assets	28,360	—	28,360
Assets held for sale	24,394		24,394
Property, plant and equipment	129,587	—	129,587
Goodwill	1,378,317	(6,215)	1,372,102
Purchased intangible assets	1,880,245	(2,300)	1,877,945
Long-term deferred tax assets	49,466	(106)	49,360
Other assets	5,948	1,587	7,535
Total assets acquired	4,195,218	(5,079)	4,190,139

Liabilities assumed
Accounts payable	(55,686)		(55,686)
Other current liabilities	(119,152)	(317)	(119,469)
Long-term line of credit	(192,000)		(192,000)
Deferred tax liabilities	(74,334)	(551)	(74,885)
Long-term income tax payable	(174,380)	5,947	(168,433)
Other long-term liabilities	(106,688)		(106,688)
Total liabilities assumed	(722,240)	5,079	(717,161)
Purchase price allocated	$3,472,978	$—	$3,472,978

Purchased Intangible Assets	Weighted Average
	Useful Life	April 4, 2016
	(in years)	(in thousands)
Core/developed technology	11	$1,076,540
In-process technology	—	140,700
Customer-related	6	630,600
Backlog	1	28,300
Other	5	1,805
Total purchased intangible assets		$1,877,945
Purchased intangible assets include core and developed technology, in-process research and development, customer-related intangibles, acquisition-date backlog and other intangible assets. The estimated fair values of the core and developed technology and in-process research and development were determined based on the present value of the expected cash flows to be generated by the respective existing technology or future technology. The core and developed technology intangible assets are being amortized in a manner based on the expected cash flows used in the initial determination of fair value. In-process technology is capitalized until such time as the related projects are completed or abandoned at which time the capitalized amounts will begin to be amortized or written off. Customer-related intangible assets consist of Atmel's contractual relationships and customer loyalty related to its distributor and end-customer relationships, and the fair values of the customer-related intangibles were determined based on Atmel's projected revenues. An analysis of expected attrition and revenue growth for existing customers was prepared from Atmel's historical customer information.  Customer relationships are being amortized in a manner based on the estimated cash flows associated with the existing customers and anticipated retention rates. Backlog relates to the value of orders not yet shipped by Atmel at the acquisition date, and the preliminary fair values were based on the estimated profit associated with those orders. Backlog related assets have a one year useful life and are being amortized on a straight-line basis over that period. The total weighted average amortization period of intangible assets acquired as a result of the Atmel transaction is 9 years. Amortization expense associated with acquired intangible assets is not deductible for tax purposes.  Thus, approximately $159.6 million was established as a net deferred tax liability for the future amortization of the intangible assets.
The amount of continuing Atmel net sales included in the Company's condensed consolidated statements of operations for the three and six months ended September 30, 2016 was approximately $274.1 million and $493.1 million, respectively. The amount of Atmel's net loss from continuing operations included in the Company's condensed consolidated statements of operations was $95.8 million and $259.4 million for the three and six months ended September 30, 2016, respectively.
The following unaudited pro-forma consolidated results of operations for the three and six months ended September 30, 2016 and 2015 assume the closing of the Atmel acquisition occurred as of April 1, 2015. The pro-forma adjustments are mainly comprised of acquired inventory fair value costs, amortization of purchased intangible assets, distributor revenue recognition adjustments and share based compensation due to accelerated vesting of outstanding equity awards. The pro-forma results of operations are presented for informational purposes only and are not indicative of the results of operations that would have been achieved if the acquisition had taken place on April 1, 2015 or of results that may occur in the future (amounts in thousands except per share data):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net sales	$872,034	$827,924	$1,709,152	$1,624,716
Net income (loss) from continuing operations	$82,332	$(78,526)	$82,102	$(150,366)
Basic net income (loss) per common share	$0.38	$(0.37)	$0.38	$(0.70)
Diluted net income (loss) per common share	$0.35	$(0.37)	$0.35	$(0.70)
Acquisition of Micrel
On August 3, 2015, the Company acquired Micrel, Incorporated (Micrel), a publicly traded company based in San Jose, California. The Company paid an aggregate of approximately $430.0 million in cash and issued an aggregate of 8.6 million shares of its common stock to Micrel shareholders. The number of shares issued in the transaction was subsequently repurchased by the Company in the open market during the fiscal year ended March 31, 2016. The total consideration transferred in the acquisition, including approximately $4.1 million of non cash consideration for the exchange of certain share-based payment awards of Micrel for stock awards of the Company, and approximately $13.1 million of cash consideration for the payout of vested employee stock awards, was approximately $816.2 million. The Company financed the cash portion of the purchase price using borrowings under its existing credit agreement. As a result of the acquisition, Micrel became a wholly owned subsidiary of the Company. Micrel's business is to design, develop, manufacture and market a range of high-performance analog, power and mixed-signal integrated circuits. Micrel's products address a wide range of end markets including industrial, automotive and communications. Micrel also manufactures custom analog and mixed-signal circuits and provides wafer foundry services for customers which produce electronic systems utilizing semiconductor manufacturing processes as well as micro-electrical mechanical system technologies. The Company's primary reason for this acquisition was to expand the Company's range of solutions, products and capabilities by extending its served available market.
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

The table below represents the allocation of the purchase price to the net assets acquired based on their estimated fair values as of August 3, 2015, as well as the associated estimated useful lives of the acquired intangible assets at that date. The purchase price allocation was finalized as of June 30, 2016 (amounts in thousands):

Assets acquired	Final
Cash and cash equivalents	$99,196
Accounts receivable, net	14,096
Inventories	73,468
Prepaid expenses and other current assets	10,652
Property, plant and equipment, net	38,491
Goodwill	440,978
Purchased intangible assets	273,500
Other assets	4,268
Total assets acquired	954,649

Liabilities assumed
Accounts payable	(11,068)
Other current liabilities	(31,552)
Deferred tax liabilities	(88,035)
Long-term income tax payable	(7,637)
Other long-term liabilities	(127)
Total liabilities assumed	(138,419)
Purchase price allocated	$816,230

Purchased Intangible Assets	Weighted Average
	Useful Life	August 3, 2015
	(in years)	(in thousands)
Core/developed technology	10	$175,800
In-process technology	—	21,000
Customer-related	5	71,100
Backlog	1	5,600
Total purchased intangible assets		$273,500
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

Note 4. Discontinued Operations and Assets Held for Sale

Discontinued operations include the mobile touch business that the Company acquired as part of its acquisition of Atmel. The mobile touch business has been marketed for sale since the acquisition of Atmel on April 4, 2016 based on management's decision that it was not a strategic fit for the Company's product portfolio. The Company announced on November 1, 2016, that it had entered into an agreement to sell the foregoing mobile touch business assets. See Note 26, Subsequent Event, for further information.

For financial statement purposes, the results of operations for this discontinued business have been segregated from those of the continuing operations and are presented in the Company's condensed consolidated financial statements as discontinued operations and the net assets of the remaining discontinued business have been presented as assets held for sale.

The results of discontinued operations for the three and six months ended September 30, 2016 are as follows (amounts in thousands):

	September 30, 2016
	Three Months Ended	Six Months Ended
Net sales	$8,035	$17,411
Cost of sales	6,939	15,363
Operating expenses	2,946	9,371
Income tax benefit	(195)	(1,530)
Net loss from discontinued operations	$(1,655)	$(5,793)

As of September 30, 2016, assets held for sale are comprised of the following (amounts in thousands):

Assets Held for Sale
Inventories	$6,580
Intangible assets	7,500
Total assets held for sale	$14,080

Note 5. Special Charges

The Company incurred special charges related to severance, office closing and other costs associated with its acquisition activity of $9.5 million and $31.6 million for the three and six months ended September 30, 2016, respectively (of which $25.6 million was paid during the six months ended September 30, 2016) compared to $6.6 million and $8.2 million for the three and six months ended September 30, 2015, respectively.

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

The following table represents net sales and gross profit for each segment for the three and six months ended September 30, 2016 (amounts in thousands):

	Three Months Ended		Six Months Ended
	September 30, 2016		September 30, 2016
	Net Sales	Gross Profit	Net Sales	Gross Profit
Semiconductor products	$847,694	$386,951	$1,626,517	$714,853
Technology licensing	23,670	23,670	44,258	44,258
Total	$871,364	$410,621	$1,670,775	$759,111

The following table represents net sales and gross profit for each segment for the three and six months ended September 30, 2015 (amounts in thousands):

	Three Months Ended		Six Months Ended
	September 30, 2015		September 30, 2015
	Net Sales	Gross Profit	Net Sales	Gross Profit
Semiconductor products	$518,216	$277,775	$1,028,905	$563,529
Technology licensing	23,175	23,175	46,438	46,438
Total	$541,391	$300,950	$1,075,343	$609,967

Note 7. Investments

The Company's investments are intended to establish a high-quality portfolio that preserves principal, meets liquidity needs, avoids inappropriate concentrations, and delivers an appropriate yield in relationship to the Company's investment guidelines and market conditions.  The following is a summary of available-for-sale securities at September 30, 2016 (amounts in thousands):

	Available-for-sale Securities
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Marketable equity securities	$2,140	$—	$(1,292)	$848

The following is a summary of available-for-sale securities at March 31, 2016 (amounts in thousands):

	Available-for-sale Securities
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Government agency bonds	$468,290	$439	$(99)	$468,630
Corporate bonds and debt	1,000	—	—	1,000
Marketable equity securities	2,195	8	—	2,203
	$471,485	$447	$(99)	$471,833

At September 30, 2016, the Company's available-for-sale securities are $0.8 million presented on the condensed consolidated balance sheets as short-term investments.  At March 31, 2016, the Company's available-for-sale securities are presented on the condensed consolidated balance sheets as short-term investments of $353.3 million and long-term investments of $118.5 million.

The Company sold available-for-sale investments for proceeds of $470.6 million during the six months ended September 30, 2016. An immaterial amount of available-for-sale investments were sold during the three months ended September 30, 2016. The Company sold available-for-sale investments during the first quarter of fiscal 2017 and the fourth quarter of fiscal 2016 to finance a portion of the purchase price of its Atmel acquisition which closed on April 4, 2016. The Company sold available-for-sale investments for proceeds of $46.7 million and $135.8 million during the three and six months ended September 30, 2015, respectively. The Company had no material realized gains from the sale of available-for-sale securities during the three and six months ended September 30, 2016. During the three months ended September 30, 2015, the

Company had no material realized gains from sales of available-for-sale marketable equity and debt securities and for the six months ended September 30, 2015, the Company had net realized gains of $14.0 million from sales of available-for-sale marketable equity and debt securities. The Company determines the cost of available-for-sale debt securities sold on a FIFO basis at the individual security level for sales from multiple lots. For sales of marketable equity securities, the Company uses an average cost basis at the individual security level. Gains and losses recognized in earnings are credited or charged to other income (expense) on the consolidated statements of operations.

The following tables show all investments in an unrealized loss position for which an other-than-temporary impairment has not been recognized and the related gross unrealized losses and fair value, aggregated by investment category and the length of time that the individual securities have been in a continuous unrealized loss position (amounts in thousands):

	September 30, 2016
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Marketable equity securities	$848	$(1,292)	$—	$—	$848	$(1,292)

	March 31, 2016
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Government agency bonds	$148,562	$(99)	$—	$—	$148,562	$(99)
Corporate bonds and debt	—	—	1,000	—	1,000	—
	$148,562	$(99)	$1,000	$—	$149,562	$(99)

Management does not believe any of the unrealized losses represent an other-than-temporary impairment based on its evaluation of available evidence as of September 30, 2016 and the Company's intent is to hold these investments until these assets are no longer impaired.

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

Assets Measured at Fair Value on a Recurring Basis

Assets measured at fair value on a recurring basis at September 30, 2016 are as follows (amounts in thousands):

	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Total Balance
Assets
Cash and cash equivalents:
Money market mutual funds	$41,494	$—	$41,494
Deposit accounts	—	448,494	448,494
Short-term investments:
Marketable equity securities	848	—	848
Total assets measured at fair value	$42,342	$448,494	$490,836

Assets measured at fair value on a recurring basis at March 31, 2016 are as follows (amounts in thousands):

	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Total Balance
Assets
Cash and cash equivalents:
Money market mutual funds	$1,787,446	$—	$1,787,446
Deposit accounts	—	305,305	305,305
Short-term investments:
Marketable equity securities	2,203	—	2,203
Corporate bonds and debt	—	1,000	1,000
Government agency bonds	—	350,081	350,081
Long-term investments:
Government agency bonds	—	118,549	118,549
Total assets measured at fair value	$1,789,649	$774,935	$2,564,584

There were no transfers between Level 1 and Level 2 during the three and six-months ended September 30, 2016 or the fiscal year ended March 31, 2016.

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

The Company's non-marketable and cost method investments are monitored on a quarterly basis for impairment charges.  The fair values of these investments have been determined as Level 3 fair value measurements because the valuations use unobservable inputs that require management's judgment due to the absence of quoted market prices. There were no impairment charges recognized on these investments during each of the three and six-month periods ended September 30, 2016 and September 30, 2015. These investments are included in other assets on the condensed consolidated balance sheet.

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

Note 9. Fair Value of Financial Instruments

The carrying amount of cash equivalents approximates fair value because their maturity is less than three months.  Management believes the carrying amount of the equity and cost-method investments materially approximated fair value at September 30, 2016 based upon unobservable inputs. The fair values of these investments have been determined as Level 3 fair value measurements. The fair values of the Company's line of credit borrowings are estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements and approximate carrying value excluding debt issuance costs. Based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities, the fair value of the Company's line of credit borrowings at September 30, 2016 approximated the carrying value and are considered Level 2 in the fair value hierarchy described in Note 8. The carrying amount of accounts receivable, accounts payable and accrued liabilities approximates fair value due to the short-term maturity of the amounts and are considered Level 2 in the fair value hierarchy.

Fair Value of Subordinated Convertible Debentures

The Company measures the fair value of its senior and junior subordinated convertible debentures for disclosure purposes. These fair values are based on observable market prices for these debentures, which are traded in less active markets and are therefore classified as a Level 2 fair value measurement.

The following table shows the carrying amounts and fair values of the Company’s senior and junior subordinated convertible debentures as of September 30, 2016 and March 31, 2016 (amounts in thousands). As of September 30, 2016, the carrying amounts of the Company's senior and junior subordinated convertible debentures have been reduced by debt issuance costs of $17.5 million and $2.3 million, respectively. As of March 31, 2016, the carrying amounts of the Company's senior and junior subordinated convertible debentures have been reduced by debt issuance costs of $18.4 million and $2.4 million, respectively.

	September 30, 2016		March 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
1.625% Senior Subordinated Convertible Debentures	$1,238,731	$2,216,539	$1,216,313	$1,762,088
2.125% Junior Subordinated Convertible Debentures	$196,868	$1,484,805	$193,936	$1,143,117

Note 10.	Accounts Receivable

Accounts receivable consists of the following (amounts in thousands):

	September 30, 2016	March 31, 2016
Trade accounts receivable	$449,495	$289,013
Other	3,931	3,710
Total accounts receivable, gross	453,426	292,723
Less allowance for doubtful accounts	2,384	2,540
Total accounts receivable, net	$451,042	$290,183

Note 11.	Inventories

The components of inventories consist of the following (amounts in thousands):

	September 30, 2016	March 31, 2016
Raw materials	$15,227	$12,179
Work in process	292,536	208,283
Finished goods	116,927	86,353
Total inventories	$424,690	$306,815

Inventories are valued at the lower of cost or market using the first-in, first-out method. Inventory impairment charges establish a new cost basis for inventory and charges are not subsequently reversed to income even if circumstances later suggest that increased carrying amounts are recoverable.

Note 12.	Property, Plant and Equipment

Property, plant and equipment consists of the following (amounts in thousands):

	September 30, 2016	March 31, 2016
Land	$73,692	$63,907
Building and building improvements	500,462	458,379
Machinery and equipment	1,750,646	1,645,617
Projects in process	107,801	99,370
Total property, plant and equipment, gross	2,432,601	2,267,273
Less accumulated depreciation and amortization	1,715,603	1,657,877
Total property, plant and equipment, net	$716,998	$609,396

Depreciation expense attributed to property, plant and equipment was $30.0 million and $61.0 million for the three and six months ended September 30, 2016, respectively. Depreciation expense attributed to property, plant and equipment was $26.2 million and $50.9 million for the three and six months ended September 30, 2015, respectively.

Note 13.     Intangible Assets and Goodwill

Intangible assets consist of the following (amounts in thousands):

	September 30, 2016
	Gross Amount	Accumulated Amortization	Net Amount
Core and developed technology	$1,813,689	$(347,137)	$1,466,552
Customer-related	909,141	(258,151)	650,990
Trademarks and trade names	11,700	(8,604)	3,096
Backlog	28,300	(14,150)	14,150
In-process technology	186,067	—	186,067
Distribution rights	5,580	(5,324)	256
Other	1,805	(210)	1,595
Total	$2,956,282	$(633,576)	$2,322,706

	March 31, 2016
	Gross Amount	Accumulated Amortization	Net Amount
Core and developed technology	$724,883	$(255,460)	$469,423
Customer-related	278,542	(200,331)	78,211
Trademarks and trade names	11,700	(7,571)	4,129
In-process technology	54,308	—	54,308
Distribution rights	5,580	(5,302)	278
Total	$1,075,013	$(468,664)	$606,349

The Company amortizes intangible assets over their expected useful lives, which range between 1 and 15 years.  During the three months ended June 30, 2016, as a result of the Atmel transaction, the Company acquired $1,076.5 million of core and developed technology which has a weighted average amortization period of 11 years, $630.6 million of customer-related intangible assets which have a weighted average amortization period of 6 years, $28.3 million of intangible assets related to backlog with an amortization period of 1 year, $1.8 million of other intangible assets which have a weighted average amortization period of 5 years and $140.7 million of in-process technology which will begin amortization once the technology reaches technological feasibility. During the six months ended September 30, 2016, $8.9 million of in-process technology reached technological feasibility and was reclassified as core and developed technology and began being amortized over its estimated useful life. The following is an expected amortization schedule for the intangible assets for the remainder of fiscal 2017 through fiscal 2021, absent any future acquisitions or impairment charges (amounts in thousands):

Year ending March 31,	Projected Amortization Expense
2017	$170,507
2018	492,584
2019	364,138
2020	314,558
2021	257,223

Amortization expense attributed to intangible assets was $82.8 million and $165.3 million for the three and six months ended September 30, 2016, respectively. Amortization expense attributed to intangible assets was $44.9 million and $80.6 million for the three and six months ended September 30, 2015, respectively. In the three and six months ended September 30, 2016, approximately $1.0 million and $1.9 million was charged to cost of sales, respectively, and approximately $81.8 million and $163.4 million was charged to operating expenses, respectively.  In the three and six months ended September 30, 2015, approximately $0.9 million and $1.7 million was charged to cost of sales, respectively, and approximately $44.0 million and $78.9 million was charged to operating expenses, respectively.  The Company recognized no impairment charges for the three months ended September 30, 2016 and $2.0 million for the six months ended September 30, 2016. The Company recognized impairment charges of $0.5 million in each of the three and six months ended September 30, 2015.

Goodwill activity for the six months ended September 30, 2016 was as follows (amounts in thousands):

	Semiconductor Products Reporting Unit	Technology Licensing Reporting Unit
Balance at March 31, 2016	$993,452	$19,200
Additions due to the acquisition of Atmel	1,372,102	—
Adjustments due to the acquisition of Micrel	(14)	—
Balance at September 30, 2016	$2,365,540	$19,200

At March 31, 2016, the Company applied a qualitative goodwill impairment test to its two reporting units, concluding it was not more likely than not that goodwill was impaired. Through September 30, 2016, the Company has never recorded an impairment charge against its goodwill balance.

Note 14.	Income Taxes

The provision for income taxes reflects tax on foreign earnings and federal and state tax on U.S. earnings.  The Company had a negative effective tax rate of 12.4% for the six months ended September 30, 2016 and a negative effective tax rate of 12.6% for the six months ended September 30, 2015.  The Company's effective tax rate for the six months ended September 30, 2016 is lower compared to the prior year primarily due to acquisition related expenses. The Company's effective tax rate is lower than statutory rates in the U.S. due primarily to its mix of earnings in foreign jurisdictions with lower tax rates as well as numerous tax holidays it receives related to its Thailand manufacturing operations based on its investment in property, plant and equipment in Thailand. The Company's tax holiday periods in Thailand expire at various times in the future, however, the Company actively seeks to obtain new tax holidays. The Company does not expect the future expiration of any of its tax holiday periods in Thailand to have a material impact on its effected tax rate. The remaining material components of foreign income taxed at a rate lower than the U.S. are earnings accrued in Ireland and earnings accrued by the Company's offshore technology company which is resident in the Cayman Islands.

The following tables summarize the activity related to the Company's gross unrecognized tax benefits for the six months ended September 30, 2016 and the year ended March 31, 2016 (amounts in thousands):

Six Months Ended
September 30, 2016
Balance at March 31, 2016	$220,669
Increases related to acquisitions	194,018
Decreases related to settlements with tax authorities	(7,654)
Decreases related to statute of limitation expirations	(1,338)
Increases related to current year tax positions	15,796
Decreases related to prior year tax positions	(134)
Balance at September 30, 2016	$421,357

Year Ended
March 31, 2016
Balance at March 31, 2015	$170,654
Increases related to acquisitions	46,245
Decreases related to settlements with tax authorities	(7,954)
Decreases related to statute of limitation expirations	(4,591)
Increases related to current year tax positions	16,315
Balance at March 31, 2016	$220,669

As of September 30, 2016 and March 31, 2016, the Company had accrued approximately $15.9 million and $2.4 million, respectively, related to the potential payment of interest on the Company's uncertain tax positions with the increase being primarily composed of a $9.3 million increase related to acquisitions. As of September 30, 2016 and March 31, 2016, the Company had accrued for approximately $60.7 million and $27.6 million respectively, in penalties related to its uncertain tax positions with the increase being primarily composed of a $25.6 million increase related to acquisitions. The Company's practice is to recognize interest and/or penalties related to income tax matters in income tax expense.

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

In February 2015, the Company issued $1,725.0 million principal amount of 1.625% senior subordinated convertible debentures due February 15, 2025. The debentures are subordinated to the Company's senior debt, including amounts borrowed under its amended credit facility, but are senior to the Company's outstanding 2.125% junior subordinated convertible debentures. The debentures are convertible, subject to certain conditions, into cash, shares of the Company's common stock or a combination thereof, at the Company's election, at an initial base conversion rate of 14.5654 shares of common stock per $1,000 principal amount of debentures, representing an initial base conversion price of approximately $68.66 per share of common stock.  As a result of cash dividends paid since the issuance of the debentures, the conversion rate has been adjusted to 15.3437 shares of common stock per $1,000 of principal amount of debentures, representing a base conversion price of approximately $65.17 per share of common stock. In addition, if at the time of conversion the applicable price of the Company's common stock exceeds the base conversion price, the conversion rate will be increased by up to an additional initial base conversion rate of 7.2827 shares of common stock per $1,000 principal amount of debentures, as determined pursuant to a specified formula. As a result of cash dividends paid since the issuance of the debentures, the maximum number of additional shares that may be issued if the stock price of the Company's common stock exceeds the base conversion price has been adjusted to 7.6718 shares of common stock per $1,000 principal amount of debentures. However, in no event will the conversion rate exceed 20.3915 (adjusted to 21.4811 as a result of cash dividends paid since the issuance of the debentures) shares of common stock per $1,000 principal amount of debentures. The Company received net proceeds of approximately $1,694.7 million from the issuance of its senior subordinated convertible debentures after deduction of issuance costs of approximately $30.3 million. The $30.3 million in issuance costs was split between a debt component of $20.4 million and an equity component of $9.9 million.  The debt component of the debt issuance costs is recorded as a direct deduction from the carrying value of the debentures and is being amortized using the effective interest method over the term of the debentures.

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

As the debentures can be settled in cash upon conversion, for accounting purposes, the debentures were bifurcated into a liability component and an equity component, which are both initially recorded at fair value.  The carrying value of the equity component at September 30, 2016 and March 31, 2016 was $564.9 million.  The estimated fair value of the liability component of the debentures at the issuance date was $1,160.1 million resulting in a debt discount of $564.9 million.  The debt discount is being amortized to interest expense at the effective interest rate of 5.9% over the contractual term of the note. The unamortized debt discount was $468.7 million at September 30, 2016 and $490.3 million at March 31, 2016.  The remaining period over which the unamortized debt discount will be recognized as non-cash interest expense is 8.38 years.  In the three and six months ended September 30, 2016, the Company recognized $10.8 million and $21.5 million, respectively, in non-cash interest expense related to the amortization of the debt discount, compared to $10.6 million and $21.1 million in the three and six months ended September 30, 2015, respectively.  The Company recognized $7.0 million and $14.0 million of interest expense related to the 1.625% coupon on the debentures in each of the three and six month periods ended September 30, 2016, and 2015, respectively.

Note 16.	2.125% Junior Subordinated Convertible Debentures

The Company's remaining $575.0 million principal amount of 2.125% junior subordinated convertible debentures due December 15, 2037, are subordinated in right of payment to any future senior debt of the Company (including the Company's senior subordinated convertible debentures) and are effectively subordinated in right of payment to the liabilities of the Company's subsidiaries.  The debentures are convertible, subject to certain conditions, into cash, shares of the Company's common stock or a combination thereof, at the Company's election, at an initial conversion rate of 29.2783 shares of common stock per $1,000 principal amount of debentures, representing an initial conversion price of approximately $34.16 per share of common stock.  As of September 30, 2016, the holders of the debentures had the right to convert their debentures between October 1, 2016 and December 31, 2016 because for at least 20 trading days during the 30 consecutive trading day period ending on September 30, 2016, the Company's common stock had a last reported sale price greater than 130% of the conversion price. As of September 30, 2016, the Company has classified the junior subordinated convertible debentures as long-term on its consolidated balance sheets as the Company has the intent and ability to refinance the obligation on a long-term basis. As of September 30, 2016, a holder could realize more economic value by selling its debentures in the over the counter market than from converting its debentures. As a result of cash dividends paid since the issuance of the debentures, the conversion rate has been adjusted to 41.6895 shares of common stock per $1,000 of principal amount of debentures, representing a conversion price of approximately $23.99 per share of common stock. The if-converted value of the debentures exceeded the principal amount by $914.6 million at September 30, 2016. The debentures include a contingent interest mechanism that begins in December 2017. The terms of the contingent interest include a 0.25% additional interest rate if the debentures are trading at less than $400 and a 0.5% additional interest rate if the debentures are trading at greater than $1,500. Based on the current trading price of the debentures, the contingent interest rate beginning in December 2017 would be 0.5% of the average trading price.

As the debentures can be settled in cash upon conversion, for accounting purposes, the debentures were bifurcated into a liability component and an equity component, which were both initially recorded at fair value.  The carrying value of the equity component at September 30, 2016 and at March 31, 2016 was $411.2 million.  The estimated fair value of the liability component of the debentures at the issuance date was $163.8 million, resulting in a debt discount of $411.2 million.  The debt discount is being amortized to interest expense at the effective interest rate of 9.1% over the contractual term of the note. The unamortized debt discount was $375.4 million at September 30, 2016 and $378.3 million at March 31, 2016.  The remaining period over which the unamortized debt discount will be recognized as non-cash interest expense is 21.21 years.  In the three and six months ended September 30, 2016, the Company recognized $1.5 million and $2.9 million, respectively, in non-cash interest expense related to the amortization of the debt discount compared to $1.3 million and $2.6 million for the three and six months ended September 30, 2015, respectively.  The Company recognized $3.1 million and $6.2 million of interest expense related to the 2.125% coupon on the debentures in the three and six month periods ended September 30, 2016, compared to $3.1 million and $6.1 million for the three and six month periods ended September 30, 2015, respectively.

Note 17.     Credit Facility

In February 2015, the Company amended its existing $2.0 billion credit agreement by increasing the revolving credit facility to $2.555 billion and removing the term loan portion of the agreement. The new credit agreement includes two tranches. One tranche consists of bank commitments through February 2020 and another tranche consists of bank commitments through June 2018, the maturity date of the original credit agreement. The increase option permitting the Company, subject to certain requirements, to arrange with existing lenders or new lenders to provide up to an aggregate of $300 million in additional commitments, was also adjusted to $249.4 million. The credit agreement provides for a $125 million foreign currency sublimit, a $25 million letter of credit sublimit and a $25 million swingline loan sublimit. The amended credit agreement was accounted for as a modification and as such any remaining unamortized deferred costs associated with the prior credit agreement was associated with the new agreement since the borrowing capacity was increased. At September 30, 2016, $1.678 billion of revolving credit facility borrowings were outstanding under the credit agreement compared to $1.052 billion at March 31, 2016. The carrying values reflected in the Company's condensed consolidated balance sheets as of September 30, 2016 and March 31, 2016 have been reduced by debt issuance costs of $7.7 million and $8.8 million, respectively.

In December 2015, the Company secured additional revolving credit commitments of $219 million from various banks in the February 2020 tranche under the increase option of the credit agreement, bringing its revolving credit facility to $2.774 billion. The remaining increase option was $30.4 million as of September 30, 2016.

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

Interest is due and payable in arrears quarterly for loans bearing interest at the base rate and at the end of an interest period (or at each three-month interval in the case of loans with interest periods greater than three months) in the case of loans bearing interest at the adjusted LIBOR rate. Interest expense related to the credit agreement was approximately $12.0 million and $23.6 million in the three and six months ended September 30, 2016, respectively, and $4.9 million and $8.5 million for the three and six months ended September 30, 2015, respectively. Principal, together with all accrued and unpaid interest, is due and payable on the respective tranche maturity date, which is June 27, 2018 and February 4, 2020. The weighted average interest rate on borrowings outstanding at September 30, 2016 related to the credit agreement was 2.55%. The Company also pays a quarterly commitment fee on the available but unused portion of its line of credit which is calculated on the average daily available balance during the period. The Company may prepay the loans and terminate the commitments, in whole or in part, at any time without premium or penalty, subject to certain conditions including minimum amounts in the case of commitment reductions and reimbursement of certain costs in the case of prepayments of LIBOR loans.

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

The credit agreement contains customary affirmative and negative covenants, including covenants that limit or restrict the Company and its subsidiaries' ability to, among other things, incur subsidiary indebtedness, grant liens, merge or consolidate, dispose of assets, make investments, make acquisitions, enter into certain transactions with affiliates, pay dividends or make distributions, repurchase stock, enter into restrictive agreements and enter into sale and leaseback transactions, in each case subject to customary exceptions for a credit facility of this size and type. The Company is also required to maintain compliance with consolidated senior and total leverage ratios and a consolidated interest coverage ratio. At September 30, 2016, the Company was in compliance with these covenants.

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

Note 18.     Pension Plans

In connection with its acquisition of Atmel, the Company assumed unfunded defined benefit pension plans that cover certain French and German employees. Plan benefits are provided in accordance with local statutory requirements. Benefits are based on years of service and employee compensation levels. Pension liabilities and charges are based upon various assumptions, updated annually, including discount rates, future salary increases, employee turnover, and mortality rates. The Company’s French pension plan provides for termination benefits paid to covered French employees only at retirement, and consists of approximately one to five months of salary. The Company's German pension plan provides for defined benefit payouts for covered German employees following retirement.

The aggregate net pension expense relating to these two plans are as follows (amounts in thousands):

	September 30, 2016
	Three Months Ended	Six Months Ended
Service costs	$363	$727
Interest costs	241	484
Amortization of actuarial loss	64	129
Settlements	—	231
Net pension period cost	$668	$1,571

The change in projected benefit obligation and the accumulated benefit obligation, were as follows (amounts in thousands):

Projected benefit obligation at April 4, 2016	$40,313
Service cost	727
Interest cost	484
Settlements	231
Actuarial losses (gains)	12,060
Benefits paid	(216)
Foreign currency exchange rate changes	(55)
Projected benefit obligation at September 30, 2016	$53,544
Accumulated benefit obligation at September 30, 2016	48,130

As the defined benefit plans are unfunded, the liability recognized on the condensed consolidated balance sheets as of September 30, 2016 was $53.5 million of which $0.6 million is included in accrued liabilities and $52.9 million is included in other long-term liabilities.

Actuarial assumptions used to determine benefit obligations for the plans were as follows at September 30, 2016:

Assumed discount rate	0.77% - 1.14%
Assumed compensation rate of increase	3.00%

The discount rate is based on the quarterly average yield for Euros treasuries with a duration of 30 years, plus a supplement for corporate bonds (Euros, AA rating).

Future estimated expected benefit payments for the remainder of fiscal 2017 through 2026 are as follows (amounts in thousands):

Fiscal Year Ending March 31,	Expected Benefit Payments
2017	$483
2018	792
2019	985
2020	913
2021	1,198
2022 through 2026	9,185
Total	$13,556

The Company's pension liability represents the present value of estimated future benefits to be paid.

Actuarial losses (gains) for the three and six months ended September 30, 2016 is comprised of a $2.3 million loss and a $12.8 million loss, respectively, recognized due to declines in the discount rates used to calculate the present value of pension obligation and a $0.7 million settlement gain for the six months ended September 30, 2016. Net actuarial losses (gains) will be recognized as a component of net periodic pension cost during fiscal 2018, which is included in accumulated other comprehensive loss in the condensed consolidated balance sheets as of September 30, 2016.

The Company's net periodic pension cost for fiscal 2017 is expected to be approximately $2.9 million. Cash funding for benefits paid was $0.1 million and $0.2 million for the three and six months ended September 30, 2016, respectively. The Company expects total contributions to these plans to be approximately $0.5 million in fiscal 2017.

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

The Company accrues for claims and contingencies when losses become probable and reasonably estimable. As of the end of each applicable reporting period, the Company reviews each of its matters and, where it is probable that a liability has been or will be incurred, the Company accrues for all probable and reasonably estimable losses. Where the Company can reasonably estimate a range of losses it may incur regarding such a matter, the Company records an accrual for the amount within the range that constitutes its best estimate. If the Company can reasonably estimate a range but no amount within the range appears to be a better estimate than any other, the Company uses the amount that is the low end of such range. As of September 30, 2016, the Company's estimate of the aggregate potential liability that is possible but not probable is approximately $100 million in excess of amounts accrued.

The Company's technology license agreements generally include an indemnification clause that indemnifies the licensee against liability and damages (including legal defense costs) arising from any claims of patent, copyright, trademark or trade secret infringement by the Company's proprietary technology.  The terms of these indemnification provisions approximate the terms of the outgoing technology license agreements, which are typically perpetual unless terminated by either party for breach. The possible amount of future payments the Company could be required to make based on agreements that specify indemnification limits, if such indemnifications were required on all of these agreements, is approximately $147 million. There are some licensing agreements in place that do not specify indemnification limits.  The Company had not recorded any liabilities related to these indemnification obligations as of September 30, 2016.

Note 20.	Derivative Instruments

Foreign Currency Exchange Rate Risk

The Company has international operations and is thus subject to foreign currency rate fluctuations.  Approximately 98% of the Company's sales are U.S. dollar denominated.  However, a significant amount of the Company's expenses and liabilities are denominated in foreign currencies and subject to foreign currency rate fluctuations.  To help manage the risk of changes in foreign currency rates, the Company periodically enters into derivative contracts comprised of foreign currency forward contracts to hedge its asset and liability foreign currency exposure and a portion of its foreign currency operating expenses.   Net losses due to foreign exchange rate fluctuations after the effects of hedging activity were $2.9 million and $2.2 million during the three and six month periods ended September 30, 2016, respectively, compared to net losses of $1.6 million and $1.2 million during the three and six-month periods ended September 30, 2015, respectively.  As of September 30, 2016 and March 31, 2016, the Company had no foreign currency forward contracts outstanding. The Company recognized an immaterial amount of net realized gains and losses on foreign currency forward contracts in each of the three and six months ended September 30, 2016 and 2015. Gains and losses from changes in the fair value of these foreign currency forward contracts and foreign currency exchange rate fluctuations are credited or charged to other income (expense) on the condensed consolidated statements of operations. The Company does not apply hedge accounting to its foreign currency derivative instruments.

Note 21.	Comprehensive Income (Loss)

The following table presents the changes in the components of accumulated other comprehensive income (loss) (AOCI), net of tax, for the six months ended September 30, 2016 (amounts in thousands):

	Unrealized holding gains (losses) available-for-sale securities	Defined benefit pension plans	Foreign Currency	Total
Accumulated other comprehensive income (loss) at March 31, 2016	$348	$44	$(3,749)	$(3,357)
Other comprehensive loss before reclassifications	(1,729)	(8,330)	(2,569)	(12,628)
Amounts reclassified from accumulated other comprehensive loss	89	—	—	89
Net other comprehensive loss	(1,640)	(8,330)	(2,569)	(12,539)
Accumulated other comprehensive loss at September 30, 2016	$(1,292)	$(8,286)	$(6,318)	$(15,896)

The table below details where reclassifications of realized transactions out of AOCI are recorded on the condensed consolidated statements of operations (amounts in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
Description of AOCI Component	2016	2015	2016	2015	Related Statement of Income Line
Unrealized (losses) gains on available-for-sale securities	$(7)	$6	$(89)	$13,965	Other income

Note 22.	Share-Based Compensation

The following table presents the details of the Company's share-based compensation expense (amounts in thousands):

	Three Months Ended				Six Months Ended
	September 30,				September 30,
	2016		2015		2016		2015
Cost of sales	$4,100	(1)	$2,398	(1)	$11,997	(1)	$4,055	(1)
Research and development	10,171		8,670		27,688		15,768
Selling, general and administrative	10,119		11,958		44,284		17,315
Pre-tax effect of share-based compensation	24,390		23,026		83,969		37,138
Income tax benefit	8,358		8,574		29,246		12,106
Net income effect of share-based compensation	$16,032		$14,452		$54,723		$25,032

(1) During the three and six months ended September 30, 2016, $2.7 million and $5.5 million, respectively, of share-based compensation expense was capitalized to inventory. The amount of share-based compensation included in cost of sales during the three months ended September 30, 2016 included $4.1 million of previously capitalized share-based compensation expense in inventory that was sold. The amount of share-based compensation included in cost of sales during the six months ended September 30, 2016 included $7.8 million of previously capitalized share-based compensation expense in inventory that was sold and $4.2 million of share-based compensation expense related to the Company's acquisition of Atmel that was not previously capitalized to inventory.  During the three and six months ended September 30, 2015, $1.8 million and $3.6 million, respectively, of share-based compensation expense was capitalized to inventory and $2.4 million and $4.1 million, respectively, of previously capitalized share-based compensation expense in inventory was sold.

Atmel Acquisition-related Equity Awards

    In connection with its acquisition of Atmel, the Company assumed certain restricted stock units (RSUs) granted by Atmel. The assumed awards were measured at the acquisition date based on the estimated fair value, which was a total of $95.9 million. A portion of that fair value, $7.5 million, which represented the pre-acquisition vested service provided by employees to Atmel, was included in the total consideration transferred as part of the acquisition. As of the acquisition date, the remaining portion of the fair value of those awards was $88.4 million, representing post-acquisition share-based compensation expense that will be recognized as these employees provide service over the remaining vesting periods. During the three months ended September 30, 2016, the Company recognized $6.2 million of share-based compensation expense in connection with the acquisition of Atmel. During the six months ended September 30, 2016, the Company recognized $49.4 million of share-based compensation expense in connection with the acquisition of Atmel, of which $37.2 million was due to the accelerated vesting of outstanding equity awards upon termination of certain Atmel employees.

Note 23.	Net Income (Loss) Per Common Share From Continuing Operations Attributable to Microchip Technology Stockholders

The following table sets forth the computation of basic and diluted net income (loss) per common share from continuing operations attributable to Microchip Technology stockholders (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net income (loss) from continuing operations attributable to Microchip Technology	$35,574	$64,899	$(73,651)	$195,566
Weighted average common shares outstanding	215,524	204,275	214,935	203,254
Dilutive effect of stock options and RSUs	4,465	3,065	—	3,228
Dilutive effect of 2037 junior subordinated convertible debentures	13,971	9,759	—	10,451
Weighted average common and potential common shares outstanding	233,960	217,099	214,935	216,933
Basic net income (loss) per common share from continuing operations attributable to Microchip Technology stockholders	$0.17	$0.32	$(0.34)	$0.96
Diluted net income (loss) per common share from continuing operations attributable to Microchip Technology stockholders	$0.15	$0.30	$(0.34)	$0.90

The Company computed basic net income (loss) per common share from continuing operations attributable to its stockholders using net income (loss) from continuing operations available to common stockholders and the weighted average number of common shares outstanding during the period. The Company computed diluted net income (loss) per common share from continuing operations attributable to its stockholders using net income (loss) from continuing operations available to common stockholders and the weighted average number of common shares outstanding plus potentially dilutive common shares outstanding during the period.

Potentially dilutive common shares from employee equity incentive plans are determined by applying the treasury stock method to the assumed exercise of outstanding stock options and the assumed vesting of outstanding RSUs. For the six months ended September 30, 2016, the calculation of diluted net loss per common share excluded 4,312,066 common shares from employee equity incentive plans as the related impact would have been anti-dilutive as the Company generated a net loss. Weighted average common shares exclude the effect of option shares which are not dilutive.  There were no anti-dilutive option shares for the three months ended September 30, 2016. For the three and six months ended September 30, 2015, the number of option shares that were antidilutive was 182,848 and 47,296, respectively.

Diluted net income per common share attributable to stockholders for the three months ended September 30, 2016, includes 13,971,278 shares issuable upon the exchange of the Company's 2.125% junior subordinated convertible debentures due December 15, 2037 (see Note 16). For the six months ended September 30, 2016, the calculations of diluted net loss per common share excluded 13,068,545 shares issuable upon the exchange of the Company's 2.125% junior subordinated convertible debentures as the related impact would have been anti-dilutive as the Company generated a loss. Diluted net income per common share from continuing operations attributable to stockholders for the three and six months ended September 30, 2015 includes 9,759,393 shares and 10,451,083 shares, respectively, issuable upon the exchange of the

Company's 2.125% junior subordinated convertible debentures.  The debentures have no impact on diluted net income per common share unless the average price of the Company's common stock exceeds the conversion price because the principal amount of the debentures will be settled in cash upon conversion.  Prior to conversion, the Company will include, in the diluted net income per common share calculation, the effect of the additional shares that may be issued when the Company's common stock price exceeds the conversion price using the treasury stock method.  The weighted average conversion price per share used in calculating the dilutive effect of the convertible debt for the three and six-month periods ended September 30, 2016 was $24.07 and $24.15, respectively. The weighted average conversion price per share used in calculating the dilutive effect of the convertible debt for the three and six months ended September 30, 2015 was $24.87 and $24.94, respectively.

There were no shares issuable upon the exchange of the Company's 1.625% senior subordinated convertible debentures due February 15, 2025 (see Note 15). The debentures have no impact on diluted net income per common share unless the average price of the Company's common stock exceeds the conversion price because the principal amount of the debentures will be settled in cash upon conversion.  Prior to conversion, the Company will include, in the diluted net income per common share calculation, the effect of the additional shares that may be issued when the Company's common stock price exceeds the conversion price using the treasury stock method.  The weighted average conversion price per share used in calculating the dilutive effect of the convertible debt for the three and six-month periods ended September 30, 2016 was $65.38 and $65.60, respectively. The weighted average conversion price per share used in calculating the dilutive effect of the convertible debt for the three and six-month periods ended September 30, 2015 was $67.55 and $67.75, respectively.

Note 24. Stock Repurchase

In December 2007, the Company announced that its Board of Directors had authorized the repurchase of up to 10.0 million shares of its common stock in the open market or in privately negotiated transactions.  As of March 31, 2015, the Company had repurchased 7.5 million shares under this authorization for $234.7 million.  In May 2015, the Company's Board of Directors authorized an increase to the existing share repurchase program to 20.0 million shares of common stock from the approximately 2.5 million shares remaining under the prior authorization. During fiscal 2016, the Company purchased 8.6 million shares of its common stock for a total of $363.8 million. In January 2016, the Company's Board of Directors authorized an increase to the existing share repurchase program to 15.0 million shares of common stock from the approximately 11.4 million shares remaining under the prior authorization. There were no repurchases of common stock during the three and six months ended September 30, 2016. There is no expiration date associated with this repurchase program. As of September 30, 2016, approximately 21.5 million shares remained as treasury shares with the balance of the shares being used to fund share issuance requirements under the Company's equity incentive plans.

Note 25.	Dividends

A quarterly cash dividend of $0.3600 per share was paid on September 6, 2016 in the aggregate amount of $77.7 million.  Through the first six months of fiscal 2017, cash dividends of $0.7195 per share have been paid in the aggregate amount of $154.9 million. A quarterly cash dividend of $0.3605 per share was declared on November 7, 2016 and will be paid on December 5, 2016 to stockholders of record as of November 21, 2016. The Company expects the December payment of its quarterly cash dividend to be approximately $80.0 million.

Note 26. Subsequent Event

The Company announced on November 1, 2016, that it had entered into an agreement to sell certain mobile touch business assets to Solomon Systech (International) Limited ("Solomon Systech"), a Hong Kong based semiconductor company. The transaction included the sale of certain semiconductor products, equipment and patents; and a license to certain other intellectual property and patents related to the Company's mobile touch product line. The Company also agreed to provide certain transition services to Solomon Systech. This transaction is expected to close in mid November 2016 upon the satisfaction of certain customary closing conditions. The business which is being sold to Solomon Systech was reflected as discontinued operations and assets held for sale on the Company's condensed financial statements for the three and six months ended September 30, 2016.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

This report, including "Part I – Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Part II - Item 1A Risk Factors" contains certain forward-looking statements that involve risks and uncertainties, including statements regarding our strategy, financial performance and revenue sources.  We use words such as "anticipate," "believe," "plan," "expect," "future," "continue," "intend" and similar expressions to identify forward-looking statements.  Our actual results could differ materially from the results anticipated in these forward-looking statements as a result of certain factors including those set forth under "Risk Factors," beginning at page 49 and elsewhere in this Form 10-Q.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  You should not place undue reliance on these forward-looking statements.  We disclaim any obligation to update information contained in any forward-looking statement.  These forward-looking statements include, without limitation, statements regarding the following:

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

•
Our expectation that our days of inventory levels will be down one day to up 11 days, excluding impacts from the sell through of acquired inventory fair value mark-up, in the September 2016 quarter compared to the June 2016 quarter and that it will allow us to maintain competitive lead times and provide strong delivery performance to our customers;

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

•
That the Atmel acquisition was structured in a manner that enabled us to utilize a substantial portion of the cash, cash equivalents, short-term investments and long-term investments held by certain of our foreign subsidiaries in a tax efficient manner and that our determinations with respect to the tax consequences of the acquisition are reasonable;

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

We begin our Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) with a summary of our overall business strategy to give the reader an overview of the goals of our business and the overall direction of our business and products.  This is followed by a discussion of the Critical Accounting Policies and Estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results.  We then discuss our Results of Operations for the three and six months ended September 30, 2016 compared to the three and six months ended September 30, 2015.  We then provide an analysis of changes in our balance sheet and cash flows, and discuss our financial commitments in sections titled "Liquidity and Capital Resources," "Contractual Obligations" and "Off-Balance Sheet Arrangements."

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

Our manufacturing operations include wafer fabrication, wafer probe and assembly and test.  The ownership of a substantial portion of our manufacturing resources is an important component of our business strategy, enabling us to maintain a high level of manufacturing control resulting in us being one of the lowest cost producers in the embedded control industry.  By owning wafer fabrication facilities and assembly and test operations, and by employing statistical process control techniques, we have been able to achieve and maintain high production yields.  Direct control over manufacturing resources allows us to shorten our design and production cycles.  This control also allows us to capture a portion of the wafer manufacturing and the assembly and test profit margin. We do outsource a significant portion of our manufacturing requirements to third parties.

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

See "Our operating results are impacted by both seasonality and the wide fluctuation of supply and demand in the semiconductor industry," on page 53 for discussion of the impact of seasonality on our business.

Acquisition of Atmel

On April 4, 2016, we completed our acquisition of Atmel. Under the terms of the merger agreement executed on January 19, 2016, Atmel stockholders received $8.15 per share consisting of $7.00 per share in cash and $1.15 per share in shares of Microchip common stock. We financed the purchase price of our Atmel acquisition using approximately $2.04 billion of cash held by certain of our foreign subsidiaries, approximately $0.94 billion from additional borrowings under our existing line of credit agreement and approximately $486.1 million by issuing an aggregate of 10.1 million shares of our common stock. The acquisition price represents a total equity value of approximately $3.47 billion, and a total enterprise value of approximately $3.43 billion, after excluding Atmel's cash and investments net of debt of approximately $39.3 million. Atmel is a worldwide leader in the design and manufacture of microcontrollers, capacitive touch solutions, advanced logic, mixed-signal, nonvolatile memory and RF components. Atmel has offices, manufacturing and research facilities in North America, Europe and Asia.

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

As a result of our acquisitions of Atmel and Micrel, we acquired certain distributor relationships where revenue is recognized upon shipment to the distributors. With respect to the distributor relationships acquired in the Atmel acquisition, revenue recognition will change in the quarter ending December 31, 2016 and will be consistent with the accounting for our other distributors which will result in the deferral of revenue recognition until the distributor sells the product to their customers. With respect to the distributor relationships acquired in the Micrel acquisition, in the December 2015 quarter, we changed substantially all of these distributor contracts to be consistent with those of our other distributors which resulted in the deferral of revenue recognition under such contracts until the distributor sells the product to their customers.

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

We sell the majority of the items in our product catalog to our distributors worldwide at a uniform list price.  However, distributors resell our products to end customers at a very broad range of individually negotiated price points.  The majority of our distributors' resales require a reduction from the original list price paid.  Often, under these circumstances, we remit back to the distributor a portion of their original purchase price after the resale transaction is completed in the form of a credit against the distributor's outstanding accounts receivable balance.  The credits are on a per unit basis and are not given to the distributor until they provide information to us regarding the sale to their end customer.  The price reductions vary significantly based on the customer, product, quantity ordered, geographic location and other factors and discounts to a price less than our cost have historically been rare.  The effect of granting these credits establishes the net selling price to our distributors for the product and results in the net revenue recognized by us when the product is sold by the distributors to their end customers.  Thus, a portion of the deferred income on shipments to distributors balance represents the amount of distributors' original purchase price that will be credited back to the distributors in the future.  The wide range and variability of negotiated price concessions granted to distributors does not allow us to accurately estimate the portion of the balance in the deferred income on shipments to distributors account that will be credited back to the distributors.  Therefore, we do not reduce deferred income on shipments to distributors or accounts receivable by anticipated future concessions; rather, price concessions are typically recorded against deferred income on shipments to distributors and accounts receivable when incurred, which is generally at the time the distributor sells the product.  At September 30, 2016, we had approximately $350.6 million of deferred revenue and $127.4 million in deferred cost of sales recognized as $223.2 million of deferred income on shipments to distributors.  At March 31, 2016, we had approximately $267.2 million of deferred revenue and $83.8 million in deferred cost of sales recognized as $183.4 million of deferred income on shipments to distributors.  The deferred income on shipments to distributors that will ultimately be recognized in our income statement will be lower than the amount reflected on the balance sheet due to additional price credits to be granted to the distributors when the product is sold to their customers.  These additional price credits historically have resulted in the deferred income approximating the overall gross margins that we recognize in the distribution channel of our business.

Distributor advances, reflected as a reduction of deferred income on shipments to distributors on our condensed consolidated balance sheets, totaled $142.9 million at September 30, 2016 and $102.9 million at March 31, 2016.  On sales to distributors, our payment terms generally require the distributor to settle amounts owed to us for an amount in excess of their ultimate cost.  The sales price to our distributors may be higher than the amount that the distributors will ultimately owe us because distributors often negotiate price reductions after purchasing products from us and such reductions are often significant.  It is our practice to apply these negotiated price discounts to future purchases, requiring the distributor to settle receivable balances, on a current basis, generally within 30 days, for amounts originally invoiced.  This practice has an adverse impact on the working capital of our distributors.  As such, we have entered into agreements with certain distributors whereby we advance cash to the distributors to reduce the distributor's working capital requirements.  These advances are reconciled at least on a quarterly basis and are estimated based on the amount of ending inventory as reported by the distributor multiplied by a negotiated percentage.  Such advances have no impact on our revenue recognition or our condensed consolidated statements of operations.  We process discounts taken by distributors against our deferred income on shipments to distributors' balance and true-up the advanced amounts generally after the end of each completed fiscal quarter.  The terms of these advances are set forth in binding legal agreements and are unsecured, bear no interest on unsettled balances and are due upon demand.  The agreements governing these advances can be canceled by us at any time.

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

Business Combinations

All of our business combinations are accounted for at fair value under the acquisition method of accounting.  Under the acquisition method of accounting, (i) acquisition-related costs, except for those costs incurred to issue debt or equity securities, will be expensed in the period incurred; (ii) non-controlling interests will be valued at fair value at the acquisition date; (iii) in-process research and development will be recorded at fair value as an intangible asset at the acquisition date and amortized once the technology reaches technological feasibility; (iv) restructuring costs associated with a business combination will be expensed subsequent to the acquisition date; and (v) changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date will be recognized through income tax expense or directly in contributed capital.  The measurement of the fair value of assets acquired and liabilities assumed requires significant judgment.  The valuation of intangible assets and acquired investments, in particular, requires that we use valuation techniques such as the income approach. The income approach includes the use of a discounted cash flow model, which includes discounted cash flow scenarios and requires the following significant estimates: revenue, expenses, capital spending and other costs, and discount rates based on the respective risks of the cash flows.  The valuation of non-marketable equity investments acquired also takes into account variables such as conditions reflected in the capital markets, recent financing activity by the investees, the investees' capital structure and the terms of the investees' issued interests. Under the acquisition method of accounting, the aggregate amount of consideration we pay for a company is allocated to net tangible assets and intangible assets based on their estimated fair values as of the acquisition date.  The excess of the purchase price over the value of the net tangible assets and intangible assets is recorded to goodwill. On an annual basis, we test goodwill for impairment and, through September 30, 2016, we have never recorded an impairment charge against our goodwill balance.

Share-based Compensation

We measure at fair value and recognize compensation expense for all share-based payment awards, including grants of employee stock options, restricted stock units (RSUs) and employee stock purchase rights, to be recognized in our financial statements based on their respective grant date fair values.  Total share-based compensation during the six months ended September 30, 2016 was $84.0 million, of which $72.0 million was reflected in operating expenses.  Total share-based compensation included in cost of sales during the six months ended September 30, 2016 was $12.0 million.  Total share-based compensation included in our inventory balance was $8.0 million at September 30, 2016.

Determining the appropriate fair-value model and calculating the fair value of share-based awards at the date of grant requires judgment.  The fair value of our RSUs is based on the fair market value of our common stock on the date of grant discounted for expected future dividends.  We use the Black-Scholes option pricing model to estimate the fair value of employee stock options and rights to purchase shares under our employee stock purchase plans.  Option pricing models, including the Black-Scholes model, require the use of input assumptions, including expected volatility, expected life, expected dividend rate, and expected risk-free rate of return.  We use a blend of historical and implied volatility based on options freely traded in the open market as we believe this is most reflective of market conditions and a better indicator of expected volatility than using purely historical volatility.  The expected life of the awards is based on historical and other economic data trended into the future.  The risk-free interest rate assumption is based on observed interest rates appropriate for the terms of our awards.  The dividend yield assumption is based on our history and expectation of future dividend payouts.  During the six months ended September 30, 2016, we elected to early adopt ASU 2016-09, Compensation - Stock Compensation, Improvements to Employee Share-Based Payment Accounting (Topic 718). Under this standard, entities are permitted to make an accounting policy election to either estimate forfeitures on share-based payment awards, as previously required, or to recognize forfeitures as they occur. We have elected to recognize forfeitures as they occur.

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

In periods where our production levels are substantially below our normal operating capacity, the reduced production levels of our manufacturing facilities are charged directly to cost of sales.  There was no charge to cost of sales for reduced production levels in each of the three and six month periods ended September 30, 2016 and 2015.

Income Taxes

As part of the process of preparing our condensed consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate.  This process involves estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes.  These differences result in deferred tax assets and liabilities, which are included within our condensed consolidated balance sheets.  We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income within the relevant jurisdiction and to the extent we believe that recovery is not likely, we must establish a valuation allowance.  We have provided valuation allowances for certain of our deferred tax assets, including state net operating loss carryforwards, foreign tax credits and state tax credits, where it is more likely than not that some portion, or all of such assets, will not be realized. At September 30, 2016, the valuation allowances totaled $199.5 million. Should we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.  At September 30, 2016, our deferred tax asset, net of valuation allowances, was $68.8 million.

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

Senior and Junior Subordinated Convertible Debentures

We separately account for the liability and equity components of our senior and junior subordinated convertible debentures in a manner that reflects our nonconvertible debt (unsecured debt) borrowing rate when interest cost is recognized.  This results in a bifurcation of a component of the debt, classification of that component in equity and the accretion of the resulting discount on the debt to be recognized as part of interest expense in our condensed consolidated statements of operations.  Lastly, we include the dilutive effect of the shares of our common stock issuable upon conversion of the outstanding senior and junior subordinated convertible debentures in our diluted income per share calculation regardless of whether the market price triggers or other contingent conversion features have been met.  We apply the treasury stock method as we have the intent and have adopted an accounting policy to settle the principal amount of the senior and junior subordinated convertible debentures in cash.  This method results in incremental dilutive shares when the average fair value of our common stock for a reporting period exceeds the conversion prices per share which were $65.17 and $23.99 for our senior and junior subordinated convertible debentures, respectively, at September 30, 2016 and adjusts as dividends are recorded in the future.

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

Results of Continuing Operations

The following table sets forth certain operational data as a percentage of net sales for the periods indicated:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	52.9	44.4	54.6	43.3
Gross profit	47.1	55.6	45.4	56.7
Research and development	15.8	17.6	17.1	16.7
Selling, general and administrative	13.8	14.8	16.6	13.7
Amortization of acquired intangible assets	9.2	8.1	9.6	7.3
Special charges, net	1.1	1.3	1.9	0.7
Operating income	7.2%	13.8%	0.2%	18.3%

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

Our net sales for the quarter ended September 30, 2016 were $871.4 million, an increase of 9.0% from the previous quarter's net sales of $799.4 million, and an increase of 60.9% from net sales of $541.4 million in the quarter ended September 30, 2015. Our net sales for the six months ended September 30, 2016 were $1,670.8 million, an increase of 55.4% from net sales of $1,075.3 million in the six months ended September 30, 2015. The amount of reported net sales for the quarter ended June 30, 2016 was lower by $37.7 million as GAAP prohibits the recognition of revenue related to inventory that was in the distributor channel as of the date of the Atmel acquisition. The increase in net sales in the quarter ended September 30, 2016 over the previous quarter was primarily a result of this requirement as well as growth in our business driven by general economic and semiconductor industry conditions. The increases in net sales in the three and six months ended September 30, 2016 compared to the three and six months ended September 30, 2015 were due primarily to our acquisitions of Atmel and Micrel, and also by growth in our historical business driven by general economic and semiconductor industry conditions. Average selling prices for our semiconductor products were up approximately 1% for the three-month period ended September 30, 2016 and approximately flat for the six-month period ended September 30, 2016 compared to the corresponding periods of the previous fiscal year. The average selling price per unit was primarily impacted by the mix of our products sold and overall semiconductor market conditions.  The number of units of our semiconductor products sold was up approximately 61% and 57% for the three and six-month periods ended September 30, 2016, respectively, over the corresponding periods of the previous fiscal year. The unit volumes were primarily impacted by our acquisitions of Atmel and Micrel and overall semiconductor market conditions.  Key factors related to the amount of net sales during the three and six-month periods ended September 30, 2016 compared to the three and six-month periods ended September 30, 2015 include:

•	our acquisition of Atmel which closed on April 4, 2016;

•	our acquisition of Micrel which closed on August 3, 2015;

•	global economic conditions in the markets we serve;

•	semiconductor industry conditions;

•	our new product offerings that have increased our served available market;

•	customers' increasing needs for the flexibility offered by our programmable solutions;

•	inventory holding patterns of our customers;

•	increasing semiconductor content in our customers' products; and

•	continued market share gains in the segments of the markets we address.

Net sales by product line for the three and six months ended September 30, 2016 and 2015 were as follows (dollars in thousands):

	Three Months Ended				Six Months Ended
	September 30,				September 30,
	(unaudited)				(unaudited)
	2016	%	2015	%	2016	%	2015	%
Microcontrollers	$551,805	63.4	$334,255	61.7	$1,050,115	62.9	$682,425	63.5
Analog, interface, mixed signal and timing products	225,078	25.8	147,214	27.2	437,413	26.2	274,269	25.5
Memory products	46,487	5.3	30,240	5.6	92,401	5.5	62,013	5.8
Technology licensing	23,670	2.7	23,175	4.3	44,258	2.6	46,438	4.3
Multi-market and other	24,324	2.8	6,507	1.2	46,588	2.8	10,198	0.9
Total sales	$871,364	100.0%	$541,391	100.0%	$1,670,775	100.0%	$1,075,343	100.0%

Microcontrollers

Our microcontroller product line represents the largest component of our total net sales.  Microcontrollers and associated application development systems accounted for approximately 63.4% of our net sales for the three-month period ended September 30, 2016 and approximately 62.9% of our net sales for the six-month period ended September 30, 2016 compared to approximately 61.7% of our net sales for the three-month period ended September 30, 2015 and approximately 63.5% of our net sales for the six-month period ended September 30, 2015.

Net sales of our microcontroller products increased approximately 65.1% in the three-month period ended September 30, 2016 and increased approximately 53.9% in the six-month period ended September 30, 2016 compared to the three and six-month periods ended September 30, 2015. These sales increases were driven primarily by our acquisition of Atmel, market-share gains and general economic and semiconductor industry conditions in the end markets we serve including the consumer, automotive, industrial control, communications and computing markets.

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

Analog, Interface, Mixed Signal and Timing Products

Sales of our analog, interface, mixed signal and timing products accounted for approximately 25.8% of our net sales for the three-month period ended September 30, 2016 and approximately 26.2% of our net sales for the six-month period ended September 30, 2016 compared to approximately 27.2% of our net sales for the three-month period ended September 30, 2015 and approximately 25.5% of our net sales for the six-month period ended September 30, 2015.

Net sales of our analog, interface, mixed signal and timing products increased approximately 52.9% in the three-month period ended September 30, 2016 and increased approximately 59.5% in the six-month period ended September 30, 2016 compared to the three and six-month periods ended September 30, 2015. These sales increases were driven primarily by our acquisitions of Micrel and Atmel and market share gains achieved within the analog, interface, mixed signal and timing market.

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

Memory Products

Sales of our memory products accounted for approximately 5.3% of our net sales for the three-month period ended September 30, 2016 and approximately 5.5% of our net sales for the six-month period ended September 30, 2016 compared to approximately 5.6% of our net sales for the three-month period ended September 30, 2015 and approximately 5.8% of our net sales for the six-month period ended September 30, 2015.

Net sales of our memory products increased approximately 53.7% in the three-month period ended September 30, 2016 and increased approximately 49.0% in the six-month period ended September 30, 2016 compared to the three and six-month periods ended September 30, 2015. The increases in net sales of our memory products over these periods were driven primarily by our acquisition of Atmel and market share gains achieved within the memory market.

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

Technology Licensing

Technology licensing revenue includes a combination of royalties associated with licenses for the use of our SuperFlash and other technologies and fees for engineering services.  Technology licensing accounted for approximately 2.7% of our net sales for the three-month period ended September 30, 2016 and approximately 2.6% of our net sales for the six-month period ended September 30, 2016 compared to approximately 4.3% of our net sales for each of the three and six-month periods ended September 30, 2015.

Net sales related to our technology licensing increased approximately 2.1% in the three-month period ended September 30, 2016 and decreased approximately 4.7% in the six-month period ended September 30, 2016 compared to the three and six-month periods ended September 30, 2015. Revenue from technology licensing can fluctuate over time based on the production activities of our licensees as well as general economic and semiconductor industry conditions.

Multi-Market and Other

Our Multi-Market and Other (MMO) product line consists of manufacturing services (wafer foundry and assembly and test subcontracting), legacy application specific IC's (ASIC's), complex programmable logic devices (CPLD's), and aerospace products. Revenue from this product line accounted for approximately 2.8% of our net sales for each of the three and six-month periods ended September 30, 2016 compared to approximately 1.2% of our net sales for the three-month period ended September 30, 2015 and approximately 0.9% of our net sales for the six-month period ended September 30, 2015. The increase in net sales in our MMO product line over these periods was primarily driven by our acquisition of Atmel.

Distribution

Distributors accounted for approximately 56.1% of our net sales in the three-month period ended September 30, 2016 and approximately 52.4% of our net sales in the three-month period ended September 30, 2015. Distributors accounted for approximately 56.0% of our net sales in the six-month period ended September 30, 2016 and approximately 52.3% of our net sales in the six-month period ended September 30, 2015. Our distributors focus primarily on servicing the product requirements of a broad base of diverse customers.  We believe that distributors provide an effective means of reaching this broad and diverse customer base.  We believe that customers recognize Microchip for its products and brand name and use distributors as an effective supply channel.

Generally, we do not have long-term agreements with our distributors and we, or our distributors, may terminate our relationships with each other with little or no advance notice.  The loss of, or the disruption in the operations of, one or more of our distributors could reduce our future net sales in a given quarter and could result in an increase in inventory returns.

At September 30, 2016, our distributors maintained 31 days of inventory of our products compared to 32 days of inventory at our distributors at March 31, 2016.  Over the past five fiscal years, the days of inventory maintained by our distributors have fluctuated between 27 days and 47 days.  We do not believe that inventory holding patterns at our distributors will materially impact our net sales, due to the fact that we recognize revenue based on sell-through for the vast majority of our distributors.

Sales by Geography

Sales by geography for the three and six months ended September 30, 2016 and 2015 were as follows (dollars in thousands):

	Three Months Ended				Six Months Ended
	September 30,				September 30,
	(unaudited)				(unaudited)
	2016	%	2015	%	2016	%	2015	%
Americas	$162,496	18.7	$100,229	18.5	$305,171	18.2	$204,773	19.0
Europe	199,622	22.9	110,889	20.5	382,087	22.9	225,567	21.0
Asia	509,246	58.4	330,273	61.0	983,517	58.9	645,003	60.0
Total sales	$871,364	100.0%	$541,391	100.0%	$1,670,775	100.0%	$1,075,343	100.0%

Americas sales include sales to customers in the U.S., Canada, Central America and South America. Sales to foreign customers accounted for approximately 84% of our total net sales in the three-month period ended September 30, 2016 and approximately 85% of our total net sales in the six-month period ended September 30, 2016 compared to approximately 85% of our total net sales in the three-month period ended September 30, 2015 and approximately 84% of our total net sales in the six-month period ended September 30, 2015. Substantially all of our foreign sales are U.S. dollar denominated.  Sales to customers in Asia have generally increased over time due to many of our customers transitioning their manufacturing operations to Asia and growth in demand from the emerging Asian market.  Our sales force in the Americas and Europe supports a significant portion of the design activity for products which are ultimately shipped to Asia.

Gross Profit

Our gross profit was $410.6 million in the three-month period ended September 30, 2016 and $301.0 million in the three-month period ended September 30, 2015. Our gross profit was $759.1 million in the six-month period ended September 30, 2016 and $610.0 million in the six-month period ended September 30, 2015. Gross profit as a percentage of sales was 47.1% in the three-month period ended September 30, 2016 and 55.6% in the three-month period ended September 30, 2015. Gross profit as a percentage of sales was 45.4% in the six-month period ended September 30, 2016 and 56.7% in the six-month period ended September 30, 2015.

The most significant factors affecting our gross profit percentage in the periods covered by this Form 10-Q were:

•
charges of approximately $84.3 million and $174.8 million in the three and six month periods ended September 30, 2016, respectively, and approximately $9.0 million in each of the three and six month periods ended September 30, 2015 related to the recognition of acquired inventory at fair value as a result of our acquisitions which increased the value of our acquired inventory and subsequently increased our cost of sales and reduced our gross margins when the related revenue was recognized;

•
for each of the three and six-month periods ended September 30, 2016 and September 30, 2015, inventory write-downs being higher than the gross margin impact of sales of inventory that was previously written down; and

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

We adjust our wafer fabrication and assembly and test capacity utilization as required to respond to actual and anticipated business and industry-related conditions. When production levels are below normal capacity, we charge cost of sales for the unabsorbed capacity. During each of the three and six month periods ended September 30, 2016 and 2015, our wafer fabrication facilities and assembly and test facilities operated at normal capacity levels, which we measure as a percentage of the capacity of the installed equipment.

The process technologies utilized in our wafer fabrication facilities impact our gross margins.  Our wafer fabrication facility located in Tempe, Arizona (Fab 2) currently utilizes various manufacturing process technologies, but predominantly utilizes our 0.5 micron to 1.0 micron processes.  Our wafer fabrication facility located in Gresham, Oregon (Fab 4) predominantly utilizes our 0.22 micron to 0.5 micron processes.  We continue to transition products to more advanced process technologies to reduce future manufacturing costs.  Substantially all of our production in Fab 2 and Fab 4 has been on 8-inch wafers during the periods covered by this report. We consider normal capacity at Fab 2 and Fab 4 to be 90% to 95%. As a result of our acquisition of Atmel, we acquired a 6-inch wafer fabrication facility in Colorado Springs, Colorado (Fab 5) that currently utilizes processes between 0.25 micron and 1.0 micron. We consider normal capacity at Fab 5 to be 70% to 75%. As a result of our acquisition of Micrel in August 2015, we acquired a 6-inch wafer fabrication facility in San Jose, California and are in the process of providing last time inventory for our customers as we transition those products into our Fab 2 and Fab 4 facilities. We intend to start decommissioning the San Jose Fab in late fiscal 2017.

Our overall inventory levels were $424.7 million at September 30, 2016, compared to $306.8 million at March 31, 2016.  We maintained 84 days of inventory on our balance sheet at September 30, 2016 compared to 110 days of inventory at March 31, 2016.  The primary reason for the decrease in our days of inventory at September 30, 2016 compared to March 31, 2016 is the recognition of acquired inventory at fair value as a result of our acquisitions which increased the value of our acquired inventory and subsequently increased our cost of sales. The impact of this additional cost lowered days of inventory by 19 days. We expect our days of inventory levels in the December 2016 quarter to be down one day to up 11 days from the September 2016 levels, excluding the impact from the sell through of acquired inventory fair value mark-up. We believe our existing level of inventory will allow us to maintain competitive lead times and provide strong delivery performance to our customers.

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

We operate assembly and test facilities in Thailand and, as a result of our acquisition of Atmel, we acquired a test facility in Calamba, Philippines. During the three months ended September 30, 2016, approximately 36% of our assembly requirements were performed in our Thailand facilities compared to approximately 53% during the three months ended September 30, 2015.  The percentage of our assembly work that is performed internally fluctuates over time based on supply and demand conditions in the semiconductor industry, our internal capacity capabilities and our acquisition activities.  Third-party contractors located primarily in Asia perform the balance of our assembly operations.  During the three months ended September 30, 2016, approximately 63% of our test requirements were performed in our Thailand and Philippines facilities compared to approximately 82% of our test requirements performed in our Thailand facilities during the three months ended September 30, 2015. The primary reasons for the percentage reductions in the assembly and test operations performed internally in the three months ended September 30, 2016 compared to the same period last year are our acquisitions of Atmel and Micrel, which companies outsourced most of these activities. Over time, we intend to migrate a portion of the outsourced assembly and test activities from our Atmel and Micrel acquisitions to our Thailand and Philippines facilities. We believe that the assembly and test operations performed at our internal facilities provide us with significant cost savings compared to contractor assembly and test costs, as well as increased control over these portions of the manufacturing process.

We rely on outside wafer foundries for a significant portion of our wafer fabrication requirements. Approximately 42% and 41% of our net sales came from products that were produced at outside wafer foundries in the three and six-months ended September 30, 2016, respectively. In each of the three and six months ended September 30, 2015, approximately 40% of our net sales came from products that were produced at outside wafer foundries.

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

Research and Development (R&D)

R&D expenses for the three months ended September 30, 2016 were $137.8 million, or 15.8% of net sales, compared to $95.3 million, or 17.6% of net sales, for the three months ended September 30, 2015.  R&D expenses for the six months ended September 30, 2016 were $285.7 million, or 17.1% of net sales, compared to $179.9 million, or 16.7% of net sales, for the six months ended September 30, 2015. We are committed to investing in new and enhanced products, including development systems software, and in our design and manufacturing process technologies.  We believe these investments are significant factors in maintaining our competitive position.  R&D costs are expensed as incurred.  Assets purchased to support our ongoing research and development activities are capitalized when related to products which have achieved technological feasibility or that have alternative future uses and are amortized over their expected useful lives.  R&D expenses include labor, depreciation, masks, prototype wafers, and expenses for the development of process technologies, new packages, and software to support new products and design environments.

R&D expenses increased $42.5 million, or 44.7%, for the three months ended September 30, 2016 over the same period last year.  R&D expenses increased $105.7 million, or 58.8%, for the six months ended September 30, 2016 over the same period last year.  The primary reasons for the increases in R&D costs over these periods were additional costs from our acquisitions of Atmel and Micrel.

R&D expenses fluctuate over time, primarily due to revenue and operating expense investment levels.

Selling, General and Administrative

Selling, general and administrative expenses for the three months ended September 30, 2016 were $120.1 million, or 13.8% of net sales, compared to $80.3 million, or 14.8% of net sales, for the three months ended September 30, 2015.  Selling, general and administrative expenses for the six months ended September 30, 2016 were $277.6 million, or 16.6% of net sales, compared to $147.1 million, or 13.7% of net sales, for the six months ended September 30, 2015. Selling, general and administrative expenses include salary expenses related to field sales, marketing and administrative personnel, advertising and promotional expenditures and legal expenses.  Selling, general and administrative expenses also include costs related to our direct sales force, CEMs and ESEs who work in sales offices worldwide to stimulate demand by assisting customers in the selection and use of our products.

Selling, general and administrative expenses increased $39.9 million, or 49.7%, for the three months ended September 30, 2016 over the same period last year. Selling, general and administrative expenses increased $130.5 million, or 88.7%, for the six months ended September 30, 2016 over the same period last year.  The primary reasons for the increases in selling, general and administrative expenses over these periods were additional costs from our acquisitions of Atmel and Micrel. Selling, general and administrative expenses for the six months ended September 30, 2016 also includes share-based compensation expense of $25.5 million due to the accelerated vesting of outstanding equity awards upon the termination of certain Atmel employees and approximately $18.5 million of acquisition-related legal and professional service expenses.

Selling, general and administrative expenses fluctuate over time, primarily due to revenue and operating expense investment levels.

Amortization of Acquired Intangible Assets

Amortization of acquired intangible assets for the three and six months ended September 30, 2016 was $80.4 million and $160.6 million, respectively. Amortization of acquired intangible assets for the three and six months ended September 30, 2015 was $43.8 million and $78.5 million, respectively. The primary reasons for the increases in acquired intangible asset amortization for the three and six months ended September 30, 2016 over the same periods last year were increased amortization from our acquisitions of Atmel and Micrel partially offset by decreased amortization from our customer-related intangible assets from our acquisitions of Standard Microsystems Corporation (SMSC) and ISSC Technologies Corporation (ISSC).

Special Charges

We incurred special charges related to severance, office closing and other costs associated with our acquisition activity of $9.5 million and $31.6 million for the three and six months ended September 30, 2016, respectively, compared to $6.6 million and $8.2 million in the three and six months ended September 30, 2015, respectively.

Other Income (Expense)

Interest income in the three and six months ended September 30, 2016 was $0.4 million and $1.3 million, respectively. Interest income in the three and six months ended September 30, 2015 was $6.4 million and $11.9 million, respectively. The primary reason for the decreases in interest income in the three and six months ended September 30, 2016 compared to the same periods last year relates to lower invested cash balances as we used cash to finance a portion of the purchase price of our acquisition of Atmel.

Interest expense in the three and six months ended September 30, 2016 was $35.1 million and $69.5 million, respectively. Interest expense in the three and six months ended September 30, 2015 was $25.6 million and $49.7 million, respectively. The primary reason for the increases in interest expense in the three and six months ended September 30, 2016 compared to the same periods last year relates to increased borrowings under our credit facility to partially finance our acquisitions of Atmel and Micrel.

Other expense, net in the three and six months ended September 30, 2016 was $2.8 million and $0.8 million, respectively. Other expense, net in the three months ended September 30, 2015 was $1.7 million and other income, net in the six months ended September 30, 2015 was $15.3 million. The primary reasons for the changes in other income (expense) relates to realized gains of $14.0 million from the sale of marketable equity and debt securities and a gain of $2.2 million on the sale of an equity method investment occurring in the 2015 periods.

Provision for Income Taxes

Our provision for income taxes reflects tax on foreign earnings and federal and state tax on U.S. earnings.  We had a negative effective tax rate of 12.4% for the six months ended September 30, 2016 and a negative effective tax rate of 12.6% for the six months ended September 30, 2015.  Our effective tax rate for the six months ended September 30, 2016 is lower compared to the prior year primarily due to acquisition-related expenses.

The geographic dispersion of our earnings and losses contributes to the period-to-period changes in our effective tax rates. In fiscal 2016, approximately 20% of our earnings from continuing operations before income taxes was generated in the U.S. at a combined federal and state effective tax rate that is higher than our overall effective tax rate. We are also subject to taxation in many other jurisdictions where we have operations. The effective tax rates that we pay in these jurisdictions vary widely, but they are generally lower than our combined U.S. federal and state effective tax rate. Our domestic statutory tax rates for each of fiscal year 2016 and the first and second quarters of fiscal 2017 were approximately 37%. Our non-U.S. blended statutory tax rates for each of fiscal year 2016 and the first and second quarters of fiscal 2017 were much lower than this. The difference in rates applicable in foreign jurisdictions results from a number of factors, including lower statutory rates, historical loss carry-forwards, financing arrangements and other factors. Our effective tax rate has been, and will continue to be impacted by the geographical dispersion of our earnings and losses. To the extent that domestic earnings increase while the foreign earnings remain flat or decrease, or increase at a lower rate, our effective tax rate will increase.

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

Results of Discontinued Operations

Discontinued operations represent the mobile touch business that we acquired as part of our acquisition of Atmel. The mobile touch business has been marketed for sale since our acquisition of Atmel closed on April 4, 2016 based on management's decision that such business was not a strategic fit for our product portfolio. For financial statement purposes, the net assets and results of operations for this discontinued business have been segregated from those of our continuing operations and are presented in the our condensed consolidated financial statements as discontinued operations and assets held for sale. At September 30, 2016, assets held for sale related to discontinued operations was $14.1 million. Net loss from discontinued operations for the three and six months ended September 30, 2016 was $1.7 million and $5.8 million, respectively.

Liquidity and Capital Resources

We had $490.8 million in cash, cash equivalents and short-term and long-term investments at September 30, 2016, a decrease of $2,073.7 million from the March 31, 2016 balance.  The decrease in cash, cash equivalents and short-term and long-term investments over this period is primarily attributable to $2,747.5 million used for our acquisition of Atmel, net of cash acquired from Atmel and dividend payments of $154.9 million, partially offset by cash generated by operating activities and increases in borrowings under our credit facility.

Net cash provided by operating activities was $446.1 million in the six months ended September 30, 2016, compared to $331.4 million in the six months ended September 30, 2015. The increase in net cash provided from operating activities was primarily due to higher net sales in the six months ended September 30, 2016 compared to the prior year resulting primarily from our acquisitions of Atmel and Micrel.

During the six months ended September 30, 2016, net cash used in investing activities was $2,316.3 million compared to $727.9 million in the six months ended September 30, 2015.  The increase in net cash used in investing activities was due primarily to $2,747.5 million of cash consideration, net of $230.3 million of cash and cash equivalents acquired, used to finance our acquisition of Atmel in April 2016, offset by an increase of $786.9 million in cash from our purchases, sales and maturities of available-for-sale securities in the six months ended September 30, 2016 compared to the same period last year and $343.9 million of cash consideration, net of $99.2 million of cash and cash equivalents acquired, used to finance our acquisition of Micrel in August 2015.

Our level of capital expenditures varies from time to time as a result of actual and anticipated business conditions. Capital expenditures in the six months ended September 30, 2016 were $36.6 million compared to $63.6 million in the six months ended September 30, 2015.  Capital expenditures were primarily for the expansion of production capacity and the addition of research and development equipment.  We currently intend to spend approximately $120 million during the next twelve months to invest in equipment and facilities to maintain, and selectively increase capacity to meet our currently anticipated needs.

We expect to finance our capital expenditures through our existing cash balances and cash flows from operations.  We believe that the capital expenditures anticipated to be incurred over the next twelve months will provide sufficient manufacturing capacity to meet our currently anticipated needs.

Net cash provided by financing activities was $267.8 million in the six months ended September 30, 2016 compared to $327.7 million in the six months ended September 30, 2015.  We made payments on our borrowings under our credit agreement of $951.5 million and $190.0 million during the six months ended September 30, 2016 and 2015, respectively. Cash received on borrowings under our credit agreement totaled $1,385.0 million and $1,024.5 million during the six months ended September 30, 2016 and 2015, respectively. Cash expended for the repurchase of shares of our common stock was $363.8 million during the six months ended September 30, 2015. No amounts were expended during the six months ended September 30, 2016 for the repurchase of our common stock. We paid cash dividends to our stockholders of $154.9 million in the six months ended September 30, 2016 and $145.0 million in the six months ended September 30, 2015. Proceeds from the exercise of stock options and employee purchases under our employee stock purchase plans were $25.5 million in the six months ended September 30, 2016 and $13.5 million in the six months ended September 30, 2015.

In February 2015, we amended our $2.0 billion credit agreement with certain lenders.  As a result of such amendment, the revolving credit facility portion of the agreement was increased from $1,650.0 million to $2,555.0 million and the $350.0 million term loan portion of the agreement was removed. The increase option permitting us, subject to certain requirements, to arrange with existing lenders or new lenders to provide up to an aggregate of $300.0 million in additional commitments, was also adjusted to $249.4 million. In December 2015, we exercised our increase option in our credit agreement to obtain additional revolving commitments of $219.0 million, bringing our total revolving credit facility commitments to $2,774.0 million. Proceeds of loans made under the credit agreement may be used for working capital and general corporate purposes. At September 30, 2016, $1,677.5 million of borrowings were outstanding under the credit agreement. See Note 17 of the notes to condensed consolidated financial statements for more information regarding our credit agreement.

Our total cash, cash equivalents, short-term investments and long-term investments held by our foreign subsidiaries was $438.0 million at September 30, 2016 and $2,559.3 million at March 31, 2016. Under current tax laws and regulations, if accumulated earnings and profits held by our foreign subsidiaries that U.S. taxes had not previously been provided for were to be distributed to the U.S., in the form of dividends or otherwise, we would be subject to additional U.S. income taxes and foreign withholding taxes. Our balance of cash, cash equivalents, short-term investments and long-term investments available for our U.S. operations as of September 30, 2016 and March 31, 2016 was approximately $52.9 million and $5.3 million, respectively. Our U.S. operations and capital requirements are funded primarily by cash generated from U.S. operating activities, which has been and is expected to be sufficient to meet our business needs in the U.S. for the foreseeable future. We utilize a variety of tax planning and financing strategies (including borrowings under our credit agreement) with the objective of having our worldwide cash available in the locations in which it is needed. Should our U.S. cash needs exceed funds generated by U.S. operations for any reason, including acquisitions of large capital assets or acquisitions of U.S. businesses, we may require additional funds in the U.S. and would expect to borrow such additional funds under our existing credit facility, pursue other U.S. borrowing alternatives, issue equity securities or utilize a combination of these sources. We consider our offshore earnings to be permanently reinvested offshore. However, we could determine to repatriate some of our offshore earnings in future periods to fund stockholder dividends, share repurchases, acquisitions or other corporate activities.  We expect that a significant portion of our future cash generation will be in our foreign subsidiaries.

We enter into derivative transactions from time to time in an attempt to reduce our exposure to currency rate fluctuations.  Although none of the countries in which we conduct significant foreign operations has had a highly inflationary economy in the last five years, there is no assurance that inflation rates or fluctuations in foreign currency rates in countries where we conduct operations will not adversely affect our operating results in the future.  At September 30, 2016, we had no foreign currency forward contracts outstanding.

On April 4, 2016, we completed our acquisition of Atmel. Under the terms of the merger agreement executed on January 19, 2016, Atmel stockholders received $8.15 per share consisting of $7.00 per share in cash and $1.15 per share in shares of Microchip common stock. We financed the purchase price of our Atmel acquisition using approximately $2.04 billion of cash held by certain of our foreign subsidiaries, approximately $941.6 million from additional borrowings under our existing credit agreement and approximately $486.1 million through the issuance of an aggregate of 10.1 million shares of our common stock. The acquisition price represents a total equity value of approximately $3.47 billion, and a total enterprise value of approximately $3.43 billion, after excluding Atmel's cash and investments net of debt on its balance sheet of approximately $39.3 million. The acquisition was structured in a manner that enabled us to utilize a substantial portion of the cash, cash equivalents, short-term investments and long-term investments held by certain of our foreign subsidiaries in a tax efficient manner. Although we believe our determinations with respect to the tax consequences of the acquisition are reasonable, we are regularly audited by the IRS and may be audited by other taxing authorities, and there can be no assurance as to the outcome of any such audit.

In May 2015, our Board of Directors authorized the repurchase of up to 20.0 million shares of our common stock in the open market or in privately negotiated transactions.  In January 2016, our Board of Directors authorized an increase in the existing share repurchase program to 15.0 million shares of common stock from the approximately 11.4 million shares remaining under the current authorization. As of March 31, 2016, we had repurchased 8.6 million shares under this authorization for approximately $363.8 million.  There is no expiration date associated with this repurchase program.

As of September 30, 2016, we held approximately 21.5 million shares of our common stock as treasury shares.

On October 28, 2002, we announced that our Board of Directors had approved and instituted a quarterly cash dividend on our common stock.  A quarterly dividend of $0.3600 per share was paid on September 6, 2016 in the aggregate amount of $77.7 million. A quarterly dividend of $0.3605 per share was declared on November 7, 2016 and will be paid on December 5, 2016 to stockholders of record as of November 21, 2016. We expect the aggregate December cash dividend to be approximately $80.0 million. Our Board is free to change our dividend practices at any time and to increase or decrease the dividend paid, or not to pay a dividend on our common stock on the basis of our results of operations, financial condition, cash requirements and future prospects, and other factors deemed relevant by our Board.  Our current intent is to provide for ongoing quarterly cash dividends depending upon market conditions, our results of operations, and potential changes in tax laws.

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

Contractual Obligations

There have not been any material changes in our contractual obligations from what we disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2016, other than those obligations at September 30, 2016 that resulted from our acquisition of Atmel. The following table summarizes our significant contractual obligations at September 30, 2016, and the effect such obligations are expected to have on our liquidity and cash flows in future periods.  This table excludes amounts already recorded on our balance sheet as current liabilities at September 30, 2016 (dollars in thousands):

	Payments Due by Period
	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Operating lease obligations	$90,184	$14,173	$43,556	$22,457	$9,998
Capital purchase obligations (1)	21,909	21,909	—	—	—
Other purchase obligations and commitments (2)	87,705	78,384	7,296	1,783	242
Borrowings under credit agreement outstanding as of September 30, 2016 - principal and interest (3)	1,820,088	21,388	85,553	1,713,147	—
1.625% senior convertible debentures - principal and interest on 1.625% coupon (4)	1,959,763	14,016	56,063	56,063	1,833,621
2.125% junior convertible debentures – principal and interest on 2.125% coupon (5)	834,139	6,109	24,438	24,438	779,154
Pension obligations	13,556	483	1,777	2,111	9,185
Total contractual obligations (6)	$4,827,344	$156,462	$218,683	$1,819,999	$2,632,200

(1)  Capital purchase obligations represent commitments for construction or purchases of property, plant and equipment.  These obligations were not recorded as liabilities on our balance sheet as of September 30, 2016, as we have not yet received the related goods or taken title to the property.

(2)  Other purchase obligations and commitments include payments due under various types of licenses and outstanding purchase commitments with our wafer foundries of approximately $73.4 million for delivery of wafers subsequent to September 30, 2016.

(3)  For purposes of this table we have assumed that the principal of our credit agreement borrowings outstanding at September 30, 2016 will be paid on February 4, 2020, which is the maturity date of such borrowings.

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

The contractual obligations table above excludes certain estimated tax liabilities of $421.1 million as of September 30, 2016 as it is not practical to estimate the timing of these future tax payments. However, these estimated tax liabilities for uncertain tax positions are included in our condensed consolidated balance sheet. See Note 14 of the notes to condensed consolidated financial statements for more information.

Purchase orders or contracts for the purchase of raw materials and other goods and services, with the exception of commitments to our wafer foundries, are not included in the contractual obligations table above.  We are not able to determine the aggregate amount of such purchase orders that represent contractual obligations, as purchase orders may represent authorizations to purchase rather than binding agreements.  For the purpose of the foregoing table, contractual obligations for the purchase of goods or services are defined as agreements that are enforceable and legally binding on us and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction.  Our purchase orders are based on our current manufacturing needs and are fulfilled by our vendors with short time horizons.  We do not have significant agreements for the purchase of raw materials or other goods specifying minimum quantities or set prices that exceed our expected requirements for three months.  We also enter into contracts for outsourced services; however, the obligations under these contracts were not significant and the contracts generally contain clauses allowing for cancellation without significant penalty.

The expected timing of payment of the obligations discussed above is estimated based on current information.  Timing of payments and actual amounts paid may be different depending on the time of receipt of goods or services or changes to agreed-upon amounts for some obligations.

Off-Balance Sheet Arrangements (Including Guarantees)

As of September 30, 2016, we are not involved in any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K. In the ordinary course of business, we may provide standby letters of credit or other guarantee instruments to certain parties as required for certain transactions initiated by us or our subsidiaries. We have not recorded any liability in connection with these guarantee arrangements. Based on historical experience and information currently available, we believe we will not be required to make any payments under these guarantee arrangements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Our investments are intended to establish a high-quality portfolio that preserves principal, meets liquidity needs, avoids inappropriate concentrations, and delivers an appropriate yield in relationship to our investment guidelines and market conditions.  Our investment portfolio, consisting of fixed income securities, money market funds, cash deposits, and marketable securities that we hold on an available-for-sale basis, was $490.8 million as of September 30, 2016 compared to $2,564.6 million as of March 31, 2016. We sold a significant portion of our available-for-sale investments during the first quarter of fiscal 2017 and the fourth quarter of fiscal 2016 to partially finance the purchase price of our Atmel acquisition which closed on April 4, 2016. As of September 30, 2016, as a result of the sales of securities to partially finance the purchase price of our Atmel acquisition, the maturity date of our outstanding investments was less than three months. Our available-for-sale debt securities, like all fixed income instruments, are subject to interest rate risk and will decline in value if market interest rates increase.  We have the ability to hold our fixed income investments until maturity and, therefore, we would not expect to recognize any material adverse impact in income or cash flows if market interest rates increase.

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

Changes in Internal Control over Financial Reporting

On April 4, 2016, we acquired Atmel which operated under its own set of systems and internal controls. During the three months ended September 30, 2016, we transitioned certain of Atmel's processes to our internal control processes and we expect to transition more of such processes throughout the remainder of fiscal 2017.

Other than with respect to our transition of Atmel to our systems and control environment as described above, during the three months ended September 30, 2016, there was no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
In re: Continental Airbag Products Liability Litigation. On May 11, 2016, an Amended and Consolidated Class Action Complaint ("Complaint") was filed in the United States District Court for the Southern District of Florida (Miami Division) against Atmel, Continental Automotive Systems, Inc., Honda Motor Co., Ltd. and an affiliate, and Daimler AG and an affiliate. The Complaint which includes claims arising under federal law and Florida, California, New Jersey, Michigan and Louisiana state law alleges that class members unknowingly purchased or leased vehicles containing defective airbag control units (incorporating allegedly defective application specific integrated circuits manufactured by our Atmel subsidiary between 2006 and 2010), and thereby suffered financial harm, including a loss in the value of their purchased or leased vehicles. The plaintiffs are seeking, individually and on behalf of a putative class, unspecified compensatory and exemplary damages, statutory penalties, pre- and post-judgment interest, attorneys' fees, and injunctive and other relief. Our Atmel subsidiary intends to contest plaintiffs' claims vigorously.
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

The manufacture and assembly of integrated circuits, particularly non-volatile, erasable CMOS memory and logic devices such as those that we produce, are complex processes. These processes are sensitive to a wide variety of factors, including the level of contaminants in the manufacturing environment, impurities in the materials used, the performance of our wafer fabrication and assembly and test personnel and equipment, and other quality issues. As is typical in the semiconductor industry, we have from time to time experienced lower than anticipated manufacturing yields. Our operating results will suffer if we are unable to maintain yields at approximately the current levels. This could include delays in the recognition of revenue, loss of revenue or future orders, and customer-imposed penalties for our failure to meet contractual shipment deadlines. Our operating results are also adversely affected when we operate at less than optimal capacity. For example, in fiscal 2012 and fiscal 2013 we reduced wafer starts in both Fab 2 and Fab 4, which negatively impacted our gross profit through the March 2013 quarter. We increased wafer starts modestly throughout fiscal 2014 and fiscal 2015. Although we operated at normal capacity levels during the last three quarters of fiscal 2015, the first two quarters of fiscal 2016, the fourth quarter of fiscal 2016, and the first two quarters of fiscal 2017, there can be no assurance that such production levels will be maintained in future periods.

We may not fully realize the anticipated benefits of our completed or future acquisitions or divestitures including our recently completed acquisition of Atmel.

We have acquired, and expect in the future to acquire, additional businesses that we believe will complement or augment our existing businesses. On April 4, 2016, we acquired Atmel, which is our largest and most complex acquisition ever. In addition, in August 2015, we completed our acquisition of Micrel; in July 2014, we completed our acquisition of a controlling interest in ISSC; in April 2014, we completed our acquisition of Supertex, Inc. (Supertex); and in August 2012, we completed our acquisition of SMSC. The integration process for our acquisitions is complex and may be costly and time consuming and include unanticipated issues, expenses and liabilities. We may not be able to successfully or profitably integrate, operate, maintain and manage any newly acquired operations or employees. We may not be able to maintain uniform standards, procedures and policies and we may be unable to realize the expected synergies and cost savings from the integration. There may be increased risk due to integrating financial reporting and internal control systems. We may have difficulty in developing, manufacturing and marketing the products of a newly acquired company, or in growing the business at the rate we anticipate. Following an acquisition, we may not achieve the revenue or net income levels that justify the acquisition. We may suffer loss of key employees, customers and strategic partners of acquired companies and it may be difficult to implement our corporate culture at acquired companies. We have been and may in the future be subject to claims from terminated employees, shareholders of acquired companies and other third parties related to the transaction. In particular, as a result of our Atmel acquisition, we became involved with third-party claims, litigation and disputes related to the Atmel business. See "Item 1. Legal Proceedings" for information regarding pending litigation. Acquisitions may also result in charges (such as acquisition-related expenses, write-offs, restructuring charges, or future impairment of goodwill), contingent liabilities, adverse tax consequences, additional stock-based compensation expense and other charges that adversely affect our operating results. To fund our acquisition of Atmel, we used a significant portion of our cash balances, increased the borrowings under our existing credit agreement and issued approximately 10.1 million shares of our common stock. Additionally, we may fund future acquisitions of new businesses or strategic alliances by utilizing cash, borrowings under our credit agreement, raising debt, issuing shares of our common stock, or other mechanisms.

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

In February 2015, we amended our credit agreement to increase the revolving credit facility to $2.555 billion and we sold $1.725 billion of principal value of our 1.625% senior subordinated convertible debentures. In August 2015, we increased our borrowings under our credit agreement to finance the purchase price of our Micrel acquisition which closed on August 3, 2015. In December 2015, we exercised our increase option in our credit agreement to obtain additional revolving commitments of $219 million, bringing our total revolving credit facility to $2.774 billion. In connection with the closing of our acquisition of Atmel on April 4, 2016, we increased our borrowings under our credit agreement by approximately $0.94 billion to finance a portion of the purchase price of such acquisition. As a result of such transactions, we have a substantially greater amount of debt than we had maintained in the past. At September 30, 2016, we had $1,677.5 million in outstanding borrowings under our credit agreement. Our maintenance of substantial levels of debt could adversely affect our ability to take advantage of corporate opportunities and could adversely affect our financial condition and results of operations. We may need or desire to refinance all or a portion of our loans under our credit agreement, our debentures or any other future indebtedness and there can be no assurance that we will be able to refinance any of our indebtedness on commercially reasonable terms, if at all.

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

We rely on outside wafer foundries for a significant portion of our wafer fabrication needs. Specifically, during the first six months of fiscal 2017, approximately 41% of our net sales came from products that were produced at outside wafer foundries. During fiscal 2016, approximately 39% of our net sales came from products that were produced at outside wafer foundries. We also use several contractors located primarily in Asia for a portion of the assembly and testing of our products. Specifically, during the first six months of fiscal 2017, approximately 62% of our assembly requirements and 37% of our test requirements were performed by third party contractors compared to approximately 44% of our assembly requirements and 11% of our test requirements during fiscal 2016. Our reliance on third party contractors and foundries increased as a result of our acquisitions of Atmel, Micrel, SMSC, Supertex and ISSC. The disruption or termination of any of our contractors could harm our business and operating results.

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

The semiconductor industry is characterized by seasonality and wide fluctuations of supply and demand. Since a significant portion of our revenue is from consumer markets and international sales, our business is subject to seasonally lower revenues in the third and fourth quarters of our fiscal year. However, broad fluctuations in our overall business, changes in semiconductor industry and global economic conditions and our acquisition activity (including our acquisitions of Atmel and Micrel) can have a more significant impact on our results than seasonality. As a result, in periods when these broad fluctuations, changes in business conditions or acquisitions occur, it is difficult to assess the impact of seasonal factors on our business. The semiconductor industry has also experienced significant economic downturns, characterized by diminished product demand and production over-capacity. We have sought to reduce our exposure to this industry cyclically by selling proprietary products, that cannot be easily or quickly replaced, to a geographically diverse customer base across a broad range of market segments. However, we have experienced substantial period-to-period fluctuations in operating results and expect, in the future, to experience period-to-period fluctuations in operating results due to general industry or economic conditions.

Our business is dependent on selling through distributors.

Sales through distributors accounted for approximately 56% of our net sales in the first six months of fiscal 2017 and approximately 53% of our net sales in fiscal 2016. We do not have long-term agreements with our distributors, and we and our distributors may each terminate our relationship with little or no advance notice.

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

We are currently, and in the future may be, involved in legal proceedings or claims regarding patent infringement, other intellectual property rights, product failures, contracts and other matters (including the matters described in Part II Item 1. Legal Proceedings of this Form 10-Q). As is typical in the semiconductor industry, we receive notifications from third parties from time to time who believe that we owe them indemnification, defense, reimbursement, or other obligations related to claims made against us, our direct or indirect customers or our licensees. These legal proceedings and claims, even if meritless, could result in substantial costs to us and divert our resources. If we are not able to resolve a claim, settle a matter, obtain necessary licenses on commercially reasonable terms, reengineer our products or processes to avoid infringement, provide a cost-effective remedy, or successfully prosecute or defend our position, we could incur uninsured liability in any of them, be required to take an appropriate charge to operations, be enjoined from selling a material portion of our products or using certain processes, suffer a reduction or elimination in the value of our inventories, and our business, financial condition or results of operations could be harmed.

We are subject to customer and third-party claims related to the manufacture, performance or use of our products, or those of an acquired company. These claims may be due to injuries, economic damage or environmental exposures related to manufacturing, a product's nonconformance to our specifications or specifications agreed upon with the customer, changes in our manufacturing processes, or unexpected customer system issues due to the integration of our products into their applications or the insufficient design, application, manufacture, or testing by our customers. We could incur significant expenses related to such matters, including, but not limited to:

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

Sales to foreign customers account for a substantial portion of our net sales. During the first six months of fiscal 2017, approximately 85% of our net sales were made to foreign customers, including 32% in China. During fiscal 2016, approximately 84% of our net sales were made to foreign customers, including 30% in China.

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

We do not typically enter into long-term contracts with our customers and we cannot be certain about future order levels from our customers. When we do enter into customer contracts, the contract is generally cancelable at the convenience of the customer. Even though we had approximately 115,000 customers and our ten largest direct customers made up approximately 12% of our total revenue for the six month period ended September 30, 2016, cancellation of customer contracts could have an adverse impact on our revenue and profits.

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

We must comply with many federal, state, local and foreign governmental regulations related to the use, storage, discharge and disposal of toxic, volatile or otherwise hazardous substances used in our products and manufacturing processes. We may incur significant decommissioning and clean-up costs and obligations in the event we cease to use, or decide to sell or repurpose a facility that we or an acquired company has used in a manufacturing capacity or that has been exposed to potentially hazardous materials (including the Micrel wafer fabrication facility in San Jose, California). Our failure to comply with applicable regulations could result in fines, suspension of production, cessation of operations or future liabilities. Such environmental regulations have required us in the past, and could require us in the future to buy costly equipment or to incur significant expenses to comply with such regulations. Our failure to control the use of, or adequately restrict the discharge of, hazardous substances could impact the health of our employees and others and could impact our ability to operate. Such failure could also restrict our ability to ship certain products to certain countries, require us to modify our operations logistics, or require us to incur other significant costs and expenses. There is a continuing expansion in environmental laws with a focus on reducing or eliminating hazardous substances and substances of high concern in electronic products and shipping materials. These and other future environmental regulations could require us to reengineer certain of our existing products and may make it more expensive for us to manufacture, sell and ship our products. In addition, the number and complexity of laws focused on the energy efficiency of electronic products and accessories, the recycling of electronic products, and the reduction in the quantity and the recycling of packing materials have expanded significantly. It may be difficult for us to timely comply with these laws and we may not have sufficient quantities of compliant products to meet customers' needs, thereby adversely impacting our sales and profitability. We may also have to write off inventory in the event that we hold unsaleable inventory as a result of changes to regulations or customer requirements. We expect these risks and trends to continue. In addition, we anticipate increased customer requirements to meet voluntary criteria related to the reduction or elimination of substances of high concern in our products, energy efficiency measures, and supplier practices associated with sourcing and manufacturing. These requirements may increase our own costs, as well as those passed on to us by our supply chain.

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

Customer demands and regulations related to conflict-free minerals may force us to incur additional expenses.

As required by the Dodd-Frank Wall Street Reform and Consumer Protection Act, in August 2012, the SEC released investigation, disclosure and reporting requirements regarding the use of "conflict" minerals mined from the Democratic Republic of Congo and adjoining countries and which are necessary to the functionality or production of products.  We filed a report on Form SD with the SEC regarding such matters on May 26, 2016. Other countries are considering similar regulations.  If we cannot certify that we are using conflict-free minerals, customers may demand that we change the sourcing of minerals and other materials used in the manufacture of our products, even if the costs for compliant minerals and materials significantly increases and availability is limited.  If we make changes to materials or suppliers, there will likely be costs associated with qualifying new suppliers and production capacity and quality could be negatively impacted.  Our relationships with customers and suppliers may be adversely affected if we are unable to certify that our products are "conflict-free." We have incurred, and expect in the future to incur, additional costs associated with complying with these new disclosure requirements, such as costs related to determining the source of any conflict minerals used in our products.  We may also encounter challenges to satisfy those customers who require that all of the components of our products be certified as conflict free in a materially different manner than advocated by the Conflict Free Smelter Initiative or the Dodd-Frank Wall Street Reform and Consumer Protection Act.  If we are not able to meet customer requirements, customers may choose to disqualify us as a supplier and we may have to write off inventory in the event that it cannot be sold.

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

When we acquire a business, a substantial portion of the purchase price of the acquisition is allocated to goodwill and other identifiable intangible assets. The amount of the purchase price which is allocated to goodwill and other intangible assets is determined by the excess of the purchase price over the net identifiable assets acquired. Our acquisition of Atmel significantly increased our goodwill and net intangible assets. As of September 30, 2016, we had goodwill of $2,384.7 million and other net intangible assets of $2,322.7 million. We review our long-lived assets, including goodwill and other intangible assets, for impairment annually in the fourth fiscal quarter or whenever events or changes in circumstances indicate that the carrying amount of those assets may not be recoverable.  Factors that may be considered in assessing whether goodwill or intangible assets may not be recoverable include a decline in our stock price or market capitalization, reduced estimates of future cash flows and slower growth rates in our industry.  Our valuation methodology for assessing impairment requires management to make judgments and assumptions based on historical experience and to rely heavily on projections of future operating performance.  Because we operate in highly competitive environments, projections of our future operating results and cash flows may vary significantly from our actual results.  No goodwill or material long-lived asset impairment charges were recorded in fiscal 2016 or the first six months of fiscal 2017.  However, if in future periods, we determine that our long-lived assets, including goodwill or intangible assets, are impaired, we will be required to write down these assets which would have a negative effect on our consolidated financial statements.

Our foreign pension plans are unfunded, and any requirement to fund these plans in the future could negatively affect our cash position and operating capital.

In connection with our acquisition of Atmel, we assumed unfunded defined benefit pension plans that cover certain of our French, German and Philippines employees. Plan benefits are managed in accordance with local statutory requirements. Benefits are based on years of service and employee compensation levels. The projected benefit obligation totaled $53.5 million at September 30, 2016. The plans are unfunded, in compliance with local statutory regulations, and we have no immediate intention of funding these plans. Benefits are paid when amounts become due, commencing when participants retire. We expect to pay approximately $0.5 million in fiscal 2017 for benefits earned. Should legislative regulations require complete or partial funding of these plans in the future, it could negatively affect our cash position and operating capital.

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

We prepare our financial statements in conformity with accounting principles generally accepted in the U.S. These accounting principles are subject to interpretation or changes by the FASB and the SEC. New accounting pronouncements and varying interpretations of accounting standards and practices have occurred in the past and are expected to occur in the future. New accounting pronouncements or a change in the interpretation of existing accounting standards or practices may have a significant effect on our reported financial results and may even affect our reporting of transactions completed before the change is announced or effective. In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09 - Revenue from Contracts with Customers (Topic 606), which will supersede nearly all existing revenue guidance under US GAAP and will be effective for us beginning no later than April 1, 2018. The standard's core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. Upon adoption, we will no longer defer revenue until the sale by our distributors to end customers, but rather, we will be required to record revenue at the time of sale to the distributor. We are currently evaluating the impact that the adoption of the standard will have on our consolidated financial statements and have not elected a transition method. Refer to Note 2 to our consolidated financial statements for additional information on the new guidance and its potential impact on us.

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

Further, any sustained adverse change in climate could have a direct adverse economic impact on us, such as water and power shortages, and higher costs of water or energy to control the temperature of our facilities. Certain of our operations are located in arid or tropical regions, such as Arizona, Thailand and the Philippines. Some environmental experts predict that these regions may become vulnerable to storms, severe floods and droughts due to climate change. While we maintain business recovery plans that are intended to allow us to recover from natural disasters or other events that can interrupt business, we cannot be certain that our plans will protect us from all such disasters or events.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We did not repurchase any shares of our common stock in the three months ended September 30, 2016.

Item 6.	Exhibits

10.1	Executive Management Incentive Compensation Plan, as amended (incorporated by reference to the same numbered exhibit to the Company's Current Report on Form 8-K filed on August 18, 2016).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MICROCHIP TECHNOLOGY INCORPORATED

Date:	November 8, 2016	By: /s/ J. Eric Bjornholt
J. Eric Bjornholt
Vice President and Chief Financial Officer
(Duly Authorized Officer, and
Principal Financial and Accounting Officer)